Form 10-Q
period 2006-09-30
Federal Home Loan Bank of Des Moines
filed 2006-11-14
CIK 1325814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
☑ Yes       ☐ No
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

Shares outstanding
as of October 31, 2006

Class B Stock, par value $100	19,276,450

PART 1–FINANCIAL INFORMATION
Item 1. Financial Statements
FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(In thousands, except shares)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$30,507	$42,366
Interest-bearing deposits	27,494	700,025
Securities purchased under agreements to resell	305,000	305,000
Federal funds sold	1,955,000	2,985,000
Investments
Trading securities	7,084	8,693
Available-for-sale securities include $519,981 and $222,709 pledged as collateral at September 30, 2006 and December 31, 2005 that may be repledged (Note 3)	859,846	250,235
Held-to-maturity securities include $0 and $297,314 pledged as collateral at September 30, 2006 and December 31, 2005 that may be repledged (estimated fair value of $4,582,875 and $5,961,810 at September 30, 2006 and December 31, 2005) (Note 4)	4,614,029	5,978,367
Advances (Note 5)	22,976,588	22,283,315
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $250 and $763 at September 30, 2006 and December 31, 2005 (Note 8)	12,052,804	13,018,030
Accrued interest receivable	101,560	99,732
Premises and equipment, net	3,540	1,734
Derivative assets (Note 13)	18,968	18,440
Other assets	27,063	31,542

Total assets	$42,979,483	$45,722,479

LIABILITIES AND CAPITAL
LIABILITIES
Deposits
Interest-bearing	$628,589	$827,068
Noninterest-bearing demand	26,308	37,640

Total deposits	654,897	864,708

Securities sold under agreements to repurchase	500,000	500,000

Consolidated obligations, net (Note 9)
Discount notes	6,790,774	4,066,732
Bonds	32,051,401	37,129,784

Total consolidated obligations, net	38,842,175	41,196,516

Mandatorily redeemable capital stock	70,028	85,084
Accrued interest payable	291,943	315,657
Affordable Housing Program (Note 6)	45,888	46,654
Payable to REFCORP (Note 7)	5,711	50,944
Derivative liabilities (Note 13)	235,863	379,524
Other liabilities	21,504	22,924

Total liabilities	40,668,009	43,462,011

Commitments and contingencies (Note 14)

CAPITAL (Note 10)
Capital stock – Class B putable ($100 par value) authorized, issued, and outstanding 19,704,005 and 19,320,536 shares at September 30, 2006 and December 31, 2005	1,970,401	1,932,054
Retained earnings	341,517	329,241
Accumulated other comprehensive loss
Net unrealized gain (loss) on available-for-sale securities	325	(58)
Other	(769)	(769)

Total capital	2,311,474	2,260,468

Total liabilities and capital	$42,979,483	$45,722,479

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Advances	$305,732	$235,757	$837,994	$662,217
Advance prepayment fees, net	59	33	236	51
Interest-bearing deposits	676	4,949	10,751	8,040
Securities purchased under agreements to resell	4,115	2,709	11,342	6,901
Federal funds sold	32,758	13,462	96,171	31,069
Investments
Trading securities	94	103	274	383
Available-for-sale securities	11,315	4,035	13,324	13,603
Held-to-maturity securities	63,414	47,502	207,530	136,806
Mortgage loans held for portfolio	151,632	168,328	466,660	526,382
Loans to other FHLBanks	—	—	7	—

Total interest income	569,795	476,878	1,644,289	1,385,452

INTEREST EXPENSE
Consolidated obligations
Discount notes	85,751	47,763	192,399	128,866
Bonds	428,891	352,279	1,290,347	976,189
Deposits	7,753	5,628	23,309	15,703
Borrowings from other FHLBanks	30	16	144	57
Securities sold under agreements to repurchase	7,576	5,137	20,896	13,594
Mandatorily redeemable capital stock	798	116	2,251	1,311
Other borrowings	31	—	31	4

Total interest expense	530,830	410,939	1,529,377	1,135,724

NET INTEREST INCOME	38,965	65,939	114,912	249,728
Reversal of provision for credit losses on mortgage loans (Note 8)	513	—	513	—

NET INTEREST INCOME AFTER MORTGAGE LOAN CREDIT LOSS PROVISION	39,478	65,939	115,425	249,728

OTHER INCOME
Service fees	594	638	1,846	1,861
Net gain (loss) on trading securities	14	(95)	(32)	(4)
Net realized gain on available-for-sale securities	—	—	—	1,971
Net realized loss on held-to-maturity securities	—	—	—	(7)
Net gain (loss) on derivatives and hedging activities (Note 13)	191	110,864	2,079	(15,507)
Other, net	730	246	2,894	1,622

Total other income	1,529	111,653	6,787	(10,064)

OTHER EXPENSE
Operating	9,436	8,595	30,013	25,706
Finance Board	442	502	1,326	1,507
Office of Finance	223	199	705	750

Total other expense	10,101	9,296	32,044	27,963

INCOME BEFORE ASSESSMENTS	30,906	168,296	90,168	211,701

Affordable Housing Program	2,604	13,751	7,590	17,416
REFCORP	5,661	30,909	16,516	38,857

Total assessments	8,265	44,660	24,106	56,273

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	22,641	123,636	66,062	155,428

Cumulative effect of change in accounting principle (Note 2)	—	—	—	6,444

NET INCOME	$22,641	$123,636	$66,062	$161,872

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE DECEMBER 31, 2005	19,321	$1,932,054	$329,241	$(827)	$2,260,468

Proceeds from issuance of capital stock	5,494	549,397	—	—	549,397

Repurchase/redemption of capital stock	(5,084)	(508,364)	—	—	(508,364)

Net shares reclassified to mandatorily redeemable capital stock	(27)	(2,686)	—	—	(2,686)

Other comprehensive income

Net income	—	—	66,062	—	66,062

Other comprehensive income

Net unrealized gain on available-for-sale securities	—	—	—	383	383

Total comprehensive income	—	—	66,062	383	66,445

Cash dividends on capital stock (3.69% annualized)	—	—	(53,786)	—	(53,786)

BALANCE September 30, 2006	19,704	$1,970,401	$341,517	$(444)	$2,311,474

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE DECEMBER 31, 2004	22,317	$2,231,674	$162,783	$(594)	$2,393,863

Proceeds from issuance of capital stock	7,475	747,549	—	—	747,549

Repurchase/redemption of capital stock	(9,300)	(929,967)	—	—	(929,967)

Net shares reclassified to mandatorily redeemable capital stock	(361)	(36,138)	—	—	(36,138)

Comprehensive income

Net income	—	—	161,872	—	161,872

Other comprehensive income

Net unrealized gain on available-for-sale securities	—	—	—	3,341	3,341

Reclassification adjustment for gain included in net income relating to available-for-sale securities				(1,971)	(1,971)

Total comprehensive income	—	—	161,872	1,370	163,242

Cash dividends on capital stock (2.83% annualized)	—	—	(47,327)	—	(47,327)

BALANCE September 30, 2005	20,131	$2,013,118	$277,328	$776	$2,291,222

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$66,062	$161,872
Cumulative effect of change in accounting principle	—	6,444

Income before cumulative effect of change in accounting principle	66,062	155,428

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums, discounts, and basis adjustments on investments, advances, mortgage loans, and consolidated obligations	16,792	12,888
Concessions on consolidated obligation bonds	4,634	550
Premises and equipment	323	300
Other	(411)	(328)
Net realized gain on available-for-sale securities	—	(1,971)
Net realized loss from sale of held-to-maturity securities	—	7
Net change in fair value adjustment on derivatives and hedging activities	(2,158)	(72,458)
Net realized loss on disposal of premises and equipment	14	6
Net change in:
Trading securities	1,609	7,342
Accrued interest receivable	(1,828)	(5,009)
Accrued interest on derivatives	20,651	568
Other assets	1,567	(2,608)
Accrued interest payable	(23,714)	14,143
Affordable Housing Program (AHP) liability and discount on AHP advances	(790)	12,872
Payable to REFCORP	(45,233)	29,785
Other liabilities	(1,420)	836

Total adjustments	(29,964)	(3,077)

Net cash provided by operating activities	36,098	152,351

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	672,531	(172,147)
Federal funds sold	1,030,000	(715,000)
Short-term held-to-maturity securities	1,064,247	547,679
Available-for-sale securities:
Proceeds from sales	—	415,577
Proceeds from maturities	430,000	—
Purchases	(1,039,971)	(253,004)
Held-to-maturity securities:
Proceeds from sales	—	5,169
Proceeds from maturities	825,095	659,594
Purchases	(494,584)	(952,563)
Advances to members:
Principal collected	72,174,832	88,259,683
Originated	(72,903,470)	(84,663,453)
Mortgage loans held for portfolio:
Principal collected	1,229,921	2,028,272
Originated or purchased	(268,925)	(373,072)
Additions to premises and equipment	(2,193)	(511)
Proceeds from sale of premises and equipment	50	3

Net cash provided by investing activities	2,717,533	4,786,227

FINANCING ACTIVITIES
Net change in deposits	(209,811)	(159,689)
Net proceeds from issuance of consolidated obligations
Discount notes	550,664,693	386,055,929
Bonds	3,316,155	6,723,335
Payments for maturing and retiring consolidated obligations
Discount notes	(547,951,604)	(387,340,342)
Bonds	(8,554,428)	(9,988,830)
Proceeds from issuance of capital stock	549,397	747,549
Payments for repurchase/redemption of mandatorily redeemable capital stock	(17,742)	(6,493)
Payments for repurchase/redemption of capital stock	(508,364)	(929,967)
Cash dividends paid	(53,786)	(47,327)

Net cash used in financing activities	(2,765,490)	(4,945,835)

Net decrease in cash and due from banks	(11,859)	(7,257)
Cash and due from banks at beginning of the period	42,366	43,026

Cash and due from banks at end of the period	$30,507	$35,769

Supplemental disclosures
Cash paid during the period for
Interest	$1,478,327	$1,095,513
AHP	$8,356	$5,236
REFCORP	$61,749	$10,683
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
Background Information
     The Federal Home Loan Bank of Des Moines (the Bank) is a federally chartered corporation that is exempt from all federal, state, and local taxation except local real estate taxes and is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932, as amended (the Act). The FHLBanks are supervised and regulated by the Federal Housing Finance Board (Finance Board). The FHLBanks serve the public by enhancing the availability of funds (advances and mortgage loans) for residential mortgages and targeted community development. The Bank provides a readily available, low cost source of funds to its member institutions and eligible housing associates in Iowa, Minnesota, Missouri, North Dakota, and South Dakota. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock.
Note 1—Basis of Presentation
     The accompanying unaudited financial statements of the Bank for the three and nine months ended September 30, 2006, have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) of America (GAAP) for interim financial information. Accordingly, they do not include all of the information required by GAAP for full year information and should be read in conjunction with the audited financial statements for the year ended December 31, 2005, which are contained in the Bank’s Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 and effective on July 11, 2006 (Form 10). In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2006.
     Descriptions of the significant accounting policies of the Bank are included in Note 1 (Summary of Significant Accounting Policies) of the Bank’s 2005 audited financial statements in the Form 10.
     Reclassifications. Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

Note 2—Change in Accounting Principle and Recently Issued Accounting Standards & Interpretations
     Change in Accounting Principle for Amortization and Accretion of Premiums, Discounts, and Other Nonrefundable Fees and Costs. Effective January 1, 2005, the Bank changed its method of amortizing and accreting premiums, discounts, and other nonrefundable fees on mortgage loans and mortgage-backed securities. In accordance with Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (Statement of Financial Accounting Standard (SFAS) 91), the Bank now amortizes and accretes these items to interest income using the interest method over the contractual life of the assets (contractual method).
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
     As a result of implementing this change, the Bank recorded a $6,444,000 cumulative effect of a change in accounting principle in the statement of income for the nine months ended September 30, 2005. The following table shows the impact of this adjustment by asset type (dollars in thousands):

Cumulative effect of a change in accounting principle
Mortgage-backed securities	$(626)
Mortgage loans	9,397

Increase to income before assessments	8,771
AHP and REFCORP assessments	(2,327)

Increase in net income due to cumulative effect of change in accounting principle	$6,444

     SFAS 155. The FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, in February 2006. This statement resolves issues addressed in SFAS 133 DIG Issue D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the Bank), with earlier adoption allowed. The Bank has not yet determined the effect that the implementation of SFAS 155 will have on its earnings or statement of financial position.
     SFAS 157, Fair Value Measurements. The Financial Accounting Standards Board (FASB) issued SFAS 157 in September 2006. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expands the disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Bank has not yet determined the effect that the implementation of SFAS 157 will have on its results of operations or financial condition at the time of adoption.
     SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The FASB issued SFAS 158 in September 2006. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of condition and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The statement also requires the measurement of the funded status of the plan as of the date of the statement of condition. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Bank does not expect SFAS 158 to have a material impact on its results of operations or financial condition at the time of adoption.
     Staff Accounting Bulletin (SAB) No. 108. The Securities and Exchange Commission issued SAB No. 108 in September 2006. The interpretations in SAB 108 express the staff’s views regarding the process for quantifying financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Bank does not expect SAB 108 to have a material impact on its results of operations or financial condition at the time of adoption.

Note 3—Available-for-Sale Securities
     Major Security Types. Available-for-sale securities at September 30, 2006 were as follows (dollars in thousands):

		Amounts Recorded in
		Accumulated Other
		Comprehensive Income
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Commercial Paper	$299,140	$—	$(70)	$299,070
Government-sponsored enterprise obligations	$560,381	$395	$—	$560,776

Total	$859,521	$395	$(70)	$859,846

     Government-sponsored enterprise obligations represented Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) debt securities.
     Available-for-sale securities at December 31, 2005 were as follows (dollars in thousands):

Amounts Recorded in
Accumulated Other
		SFAS 133	Comprehensive Income
	Amortized	Hedging	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value
Government-sponsored enterprise obligations	$250,540	$(247)	$—	$(58)	$250,235

     Government-sponsored enterprise obligations represented Federal National Mortgage Association (Fannie Mae) debt securities.
     The Bank reviewed its available-for-sale investments and has determined that all unrealized losses reflected above are temporary based on the creditworthiness of the issuers and the underlying collateral. Additionally, the Bank has the ability and intent to hold such securities through to recovery of the unrealized losses.

     Effective September 30, 2006, the Bank changed its available-for-sale footnote disclosures by separately disclosing SFAS 133 hedging adjustments on certain of its available-for-sale securities. Previously, the Bank had inadvertently included such adjustments within gross unrealized gains and losses on available for sale securities. The Bank has concluded that previous disclosures are correct in all material respects but has amended previous disclosures for consistency purposes.
     Redemption Terms. The following table shows the amortized cost and estimated fair value of available-for-sale securities at September 30, 2006 and December 31, 2005 categorized by contractual maturity (dollars in thousands). Expected maturities of some securities and mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$859,521	$859,846	$250,293	$250,235

Note 4—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities at September 30, 2006 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
State or local housing agency obligations	$4,930	$35	$—	$4,965
Other	8,240	235	—	8,475

Total non-mortgage-backed securities	13,170	270	—	13,440

Mortgage-backed securities
Government-sponsored enterprises	4,342,795	4,304	(34,805)	4,312,294
U.S. government agency- guaranteed	86,696	591	(27)	87,260
MPF shared funding	62,286	—	(1,892)	60,394
Other	109,082	405	—	109,487

Total mortgage-backed securities	4,600,859	5,300	(36,724)	4,569,435

Total	$4,614,029	$5,570	$(36,724)	$4,582,875

     Held-to-maturity securities at December 31, 2005 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Commercial paper	$746,795	$—	$—	$746,795
Government-sponsored enterprise obligations	299,310	—	—	299,310
State or local housing agency obligations	6,870	48	21	6,897
Other	8,341	257	—	8,598

Total non-mortgage-backed securities	1,061,316	305	21	1,061,600

Mortgage-backed securities
Government-sponsored enterprises	4,562,034	14,757	31,217	4,545,574
U.S. government agency- guaranteed	107,175	1,295	424	108,046
MPF shared funding	69,370	—	1,913	67,457
Other	178,472	830	1	179,301

Total mortgage-backed securities	4,917,051	16,882	33,555	4,900,378

Total	$5,978,367	$17,187	$33,576	$5,961,978

     Government-sponsored enterprise investments represented Fannie Mae or Freddie Mac securities. U.S. government agency-guaranteed mortgage-backed securities represented Ginnie Mae securities and Small Business Administration (SBA) Pool Certificates. SBA Pool Certificates represent undivided interests in pools of the guaranteed portions of SBA loans. The SBA’s guarantee of the Pool Certificate is backed by the full faith and credit of the U.S. government.
     The Bank reviewed its held-to-maturity investments and has determined that all unrealized losses reflected above are temporary based on the creditworthiness of the issuers, the underlying collateral, and our intent to hold the investments to maturity.

     Redemption Terms. The following table shows the amortized cost and estimated fair value of held-to-maturity securities at September 30, 2006 and December 31, 2005 categorized by contractual maturity (dollars in thousands). Expected maturities of some securities and mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$1,046,105	$1,046,105
Due after one year through five years	4,621	4,856	4,620	4,877
Due after ten years	8,549	8,584	10,591	10,618

Total non-mortgage-backed securities	13,170	13,440	1,061,316	1,061,600

Mortgage-backed securities	4,600,859	4,569,435	4,917,051	4,900,378

Total	$4,614,029	$4,582,875	$5,978,367	$5,961,978

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity included net discounts of $28,795,000 and $33,531,000 at September 30, 2006 and December 31, 2005.

Note 5—Advances
     Redemption Terms. The following table shows the Bank’s advances outstanding at September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %
Overdrawn demand deposit accounts	$358	—	$95	—
Due in one year or less	7,137,519	4.90	6,041,823	4.05
Due after one year through two years	3,497,203	4.82	2,338,819	3.86
Due after two years through three years	1,738,610	4.84	3,636,656	4.74
Due after three years through four years	1,985,568	5.35	1,547,071	4.82
Due after four years through five years	2,773,786	5.24	1,993,210	5.33
Thereafter	5,825,129	4.94	6,671,861	4.56

Total par value	22,958,173	4.97	22,229,535	4.47

Commitment fees	(3)		(5)
Discounts on AHP advances	(130)		(154)
Premiums on advances	539		659
Discounts on advances	(128)		(181)
Hedging fair value adjustments
Cumulative fair value gain	10,431		43,890
Basis adjustments from terminated hedges	7,706		9,571

Total	$22,976,588		$22,283,315

     The Bank offers members advances that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). At September 30, 2006 and December 31, 2005, the Bank had callable advances of $357,349,000 and $413,941,000. Other advances may be prepaid only by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance.

     The following table shows advances at September 30, 2006 and December 31, 2005, by year of maturity or next call date for callable advances (dollars in thousands):

	September 30,	December 31,
Year of Maturity or Next Call Date	2006	2005
Overdrawn demand deposit accounts	$358	$95
Due in one year or less	7,246,286	6,153,652
Due after one year through two years	3,619,728	2,429,934
Due after two years through three years	1,774,752	3,738,629
Due after three years through four years	2,054,088	1,594,938
Due after four years through five years	2,795,181	2,054,367
Thereafter	5,467,780	6,257,920

Total par value	$22,958,173	$22,229,535

     The Bank also offers putable advances. With a putable advance, the Bank effectively purchases a put option from the borrower that allows the Bank to terminate the advance on pertinent dates (put dates). Terminations normally occur when interest rates increase. Should an advance be terminated, the Bank will offer to provide replacement funding based on the Bank’s available advance products subject to the Bank’s normal credit and collateral requirements. At September 30, 2006 and December 31, 2005, the Bank had putable advances outstanding totaling $5.5 billion and $5.8 billion.
     The following table shows advances at September 30, 2006 and December 31, 2005 by year of maturity or next put date for putable advances (dollars in thousands):

	September 30,	December 31,
Year of Maturity or Next Put Date	2006	2005
Overdrawn demand deposit accounts	$358	$95
Due in one year or less	11,890,469	11,371,273
Due after one year through two years	2,377,203	2,581,319
Due after two years through three years	1,612,910	1,699,056
Due after three years through four years	1,062,517	918,871
Due after four years through five years	1,768,686	824,760
Thereafter	4,246,030	4,834,161

Total par value	$22,958,173	$22,229,535

     Interest Rate Payment Terms. The following table details additional interest rate payment terms for advances at September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30,	December 31,
	2006	2005
Par amount of advances
Fixed rate	$18,559,480	$18,073,684
Variable rate	4,398,693	4,155,851

Total	$22,958,173	$22,229,535

     Credit Risk. While the Bank has never experienced a credit loss on an advance to a borrower, the expansion of collateral for community financial institutions (CFIs) provides the potential for additional credit risk. The Bank’s potential credit risk from advances is concentrated in commercial banks and insurance companies. Bank management has policies and practices in place to manage this credit risk. Based on these policies, the Bank has not provided any allowance for losses on advances.
Note 6—Affordable Housing Program
     The Bank’s Affordable Housing Program (AHP) liability was as follows for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance, beginning of period	$46,580	$30,700	$46,654	$29,471

Assessments	2,604	13,751	7,590	18,132
Disbursements	(3,296)	(2,084)	(8,356)	(5,236)

Balance, end of period	$45,888	$42,367	$45,888	$42,367

     Assessments for the nine months ended September 30, 2005, in the above table include amounts recorded in the cumulative effect of change in accounting principle.

Note 7—Resolution Funding Corporation
     The 12 FHLBanks’ aggregate payments through September 30, 2006 have exceeded the scheduled payments, effectively accelerating payment of the Resolution Funding Corporation (REFCORP) obligation and shortening its remaining term to the first quarter of 2016. The following table presents information on the status of the FHLBanks’ REFCORP payments through September 30, 2006 (dollars in thousands):

		Interest Rate
		Used to	Present
	Amount of	Discount the	Value of the
	Benchmark	Future	Benchmark
	Payment	Benchmark	Payment
Payment Due Date	Defeased	Payment	Defeased
July 15, 2016	$47,575	4.84%	$29,774
April 15, 2016	75,000	4.82%	47,594
January 15, 2016	20,807	4.80%	13,386

Total	$143,382		$90,754

Note 8—Mortgage Loans Held for Portfolio
     The Mortgage Partnership Finance (register mark) (MPF (register mark)) program (Mortgage Partnership Finance and MPF are registered trademarks of the Federal Home Loan Bank of Chicago) involves investment by the Bank in mortgage loans that are held for portfolio which are either funded by the Bank through, or purchased from, participating members. The Bank’s members originate, service, and credit enhance home mortgage loans that are then sold to the Bank. Members participating in the servicing released program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the member to a designated mortgage servicer.

     Mortgage loans with a contractual maturity of 15 years or less are classified as medium term, and all other mortgage loans are classified as long term. The following table presents information at September 30, 2006 and December 31, 2005 on mortgage loans held for portfolio (dollars in thousands):

	September 30,	December 31,
	2006	2005
Real Estate:
Fixed medium-term single family mortgages	$3,041,577	$3,354,060
Fixed long-term single family mortgages	8,995,490	9,644,030

Total par value	12,037,067	12,998,090

Premiums	117,395	133,496
Discounts	(111,458)	(124,417)
Basis adjustments from mortgage loan commitments	10,050	11,624
Allowance for credit losses	(250)	(763)

Total mortgage loans held for portfolio	$12,052,804	$13,018,030

     The par value of mortgage loans held for portfolio outstanding at September 30, 2006 and December 31, 2005 consisted of government-insured loans totaling $539,115,000 and $623,352,000 and conventional loans totaling $11,497,952,000 and $12,374,738,000, respectively.
     The allowance for credit losses was as follows for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance, beginning of period	$763	$763	$763	$760

Charge-offs	—	—	—	—
Recoveries	—	—	—	3

Net charge-offs	—	—	—	3

Reversal of provision for credit losses	(513)	—	(513)	—

Balance, end of period	$250	$763	$250	$763

     At September 30, 2006 and December 31, 2005, the Bank had $24,986,000 and $33,027,000 of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $65,000 and $88,000 for the three months ended September 30, 2006 and 2005 and $748,000 and $704,000 for the nine months ended September 30, 2006 and 2005. At September 30, 2006 and December 31, 2005, the Bank’s other assets included $5,497,000 and $6,162,000 of real estate owned.
     The Bank recorded a reversal to its provision for credit losses of $513,000 during the three and nine months ended September 30, 2006. On a regular basis, the Bank monitors delinquency levels, loss rates, and portfolio characteristics such as geographic concentration, loan-to-value ratios, property types, and loan age. Other relevant factors evaluated in our methodology include changes in national/local economic conditions, changes in the nature of the portfolio, changes in the portfolio performance, and the existence and effect of geographic concentrations. The Bank monitors and reports portfolio performance regarding delinquency, nonperforming loans, and net charge-offs monthly. Adjustments to the allowance for credit losses are considered quarterly based upon charge-offs, current calculations for probability of default and loss severity, as well as the other relevant factors discussed above.
     Mortgage loans other than those included in large groups of smaller balance homogeneous loans are considered impaired when, based on current information and events, it is probable the Bank will be unable to collect all principal and interest amounts due under the contractual terms of the mortgage loan agreement. At September 30, 2006 and December 31, 2005, the Bank had no recorded investments in impaired mortgage loans.
     The Bank records credit enhancement fees as a reduction to mortgage loan interest income. Credit enhancement fees totaled $5,732,000 and $6,601,000 for the three months ended September 30, 2006 and 2005 and $17,624,000 and $20,607,000 for the nine months ended September 30, 2006 and 2005.

Note 9—Consolidated Obligations
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
     The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $958.0 billion and $937.4 billion at September 30, 2006 and December 31, 2005.

     Redemption Terms. The following table shows the Bank’s participation in consolidated bonds outstanding at September 30, 2006 and December 31, 2005 by year of contractual maturity (dollars in thousands):

	September 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %
Due in one year or less	$6,245,800	3.24	$9,614,600	2.68
Due after one year through two years	5,742,100	3.99	5,961,100	3.35
Due after two years through three years	3,459,300	4.17	4,905,000	3.92
Due after three years through four years	2,651,000	4.71	3,222,600	4.26
Due after four years through five years	2,032,200	4.90	2,253,700	4.80
Thereafter	9,219,100	5.06	8,317,300	4.99
Index amortizing notes	3,064,254	5.12	3,378,682	5.13

Total par value	32,413,754	4.39	37,652,982	3.94

Premiums	26,613		31,429
Discounts	(21,020)		(22,382)
Hedging fair value adjustments
Cumulative fair value gain	(229,703)		(350,081)
Basis adjustments from terminated hedges	(138,243)		(182,164)

Total	$32,051,401		$37,129,784

     Consolidated bonds outstanding at September 30, 2006 and December 31, 2005, included callable bonds totaling $11.4 billion and $14.3 billion. The Bank uses fixed rate callable bonds to finance callable advances, mortgage-backed securities, and mortgage loans. The Bank may also enter into an interest rate swap (in which the Bank pays variable and receives fixed) with a call feature that mirrors the option embedded in the debt (a sold callable swap). The bond-swap combination provides the Bank with attractively priced variable rate liabilities to fund its assets.
     The following table shows the Bank’s total consolidated bonds outstanding at September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30,	December 31,
	2006	2005
Par amount of consolidated bonds
Noncallable or nonputable	$21,016,154	$23,380,382
Callable	11,397,600	14,272,600

Total par value	$32,413,754	$37,652,982

     The following table shows the Bank’s total consolidated bonds outstanding by year of maturity or next call date at September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30,	December 31,
Year of Maturity or Next Call Date	2006	2005
Due in one year or less	$15,870,600	$20,967,200
Due after one year through two years	4,533,100	4,833,300
Due after two years through three years	1,119,300	2,396,000
Due after three years through four years	1,486,000	1,202,600
Due after four years through five years	1,190,200	906,700
Thereafter	5,150,300	3,968,500
Index amortizing notes	3,064,254	3,378,682

Total par value	$32,413,754	$37,652,982

     Interest Rate Payment Terms. The following table shows interest rate payment terms for the Bank’s total consolidated bonds at September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30,	December 31,
	2006	2005
Par amount of consolidated bonds:
Fixed rate	$31,573,754	$36,748,682
Simple variable rate	90,700	90,000
Variable rate with cap	100,000	100,000
Step-up	412,500	437,500
Range bonds	236,800	276,800

Total par value	$32,413,754	$37,652,982

     Consolidated Discount Notes. Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365/366 days. These notes are issued at less than their face amount and redeemed at par value when they mature.

     The Bank’s participation in consolidated discount notes, all of which are due within one year, was as follows at September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate %	Amount	Rate %
Par value	$6,811,920	4.96	$4,073,594	3.57
Discounts	(21,146)		(6,862)

Total	$6,790,774		$4,066,732

     The Act gives the Secretary of the Treasury discretion to purchase consolidated obligations of the FHLBanks aggregating not more than $4.0 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the Treasury, who made no such purchases during the nine months ended September 30, 2006 and throughout 2005.
Note 10—Capital
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

     The following table shows the Bank’s compliance with the Finance Board’s capital requirements at September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30, 2006		December 31, 2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$525,518	$2,381,945	$520,327	$2,346,379
Total capital-to-asset ratio	4.00%	5.54%	4.00%	5.13%
Total regulatory capital	$1,719,179	$2,381,945	$1,828,899	$2,346,379
Leverage ratio	5.00%	8.31%	5.00%	7.70%
Leverage capital	$2,148,974	$3,572,918	$2,286,124	$3,519,566
Note 11—Employee Retirement Plans
     The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $603,000 and $486,000 for the three months ended September 30, 2006 and 2005 and $1,756,000 and $1,197,000 for the nine months ended September 30, 2006 and 2005.
     The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The plan covers substantially all officers and employees of the Bank. The Bank’s contributions are equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank contributed $127,000 and $133,000 for the three months ended September 30, 2006 and 2005 and $404,000 and $405,000 for the nine months ended September 30, 2006 and 2005.
     In addition, the Bank offers the Benefit Equalization Plan (BEP). The BEP is a nonqualified retirement plan restoring benefits offered under the qualified plans which have been limited by laws governing such plans. There are no funded assets that have been designated to provide benefits under this plan.
     BEP defined contribution. The Bank contributed $0 to BEP during the three months ended September 30, 2006 due to the resignation of certain participants that were covered under the BEP. The Bank contributed $16,000 for the three months ended September 30, 2005 for this portion of the BEP. The Bank contributed $8,000 and $49,000 for the nine months ended September 30, 2006 and 2005 for this portion of the BEP.

     BEP defined benefit. Components of net periodic benefit cost for the Bank’s BEP for the three and nine months ended September 30, 2006 and 2005 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$14	$53	$42	$168
Interest cost	68	60	215	188
Amortization of unrecognized prior service cost	13	19	42	56
Amortization of unrecognized net loss	39	30	122	100

Net periodic benefit cost	$134	$162	$421	$512

Note 12—Segment Information
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

     The following shows the Bank’s financial performance by operating segment for the three months ended September 30, 2006 and 2005 (dollars in thousands):

	Member	Mortgage
	Finance	Finance	Total
Three Months Ended September 30, 2006
Adjusted net interest income	$31,486	$7,414	$38,900
Reversal of provision for credit losses on mortgage loans	—	513	513

Adjusted net interest income after mortgage loan credit loss provision	$31,486	$7,927	$39,413

Average assets for the period	$26,545,477	$16,930,807	$43,476,284
Total assets at period end	$26,330,169	$16,649,314	$42,979,483

Three Months Ended September 30, 2005
Adjusted net interest income	$27,995	$14,479	$42,474
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$27,995	$14,479	$42,474

Average assets for the period	$29,082,707	$17,123,577	$46,206,284
Total assets at period end	$26,933,193	$17,622,463	$44,555,656

     The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. Net interest income does not include these amounts in the statements of income for financial reporting purposes. Interest income and interest expense associated with economic hedges are recorded in other income in “Net gain (loss) on derivatives and hedging activities” on the statements of income. The following table reconciles the Bank’s financial performance by operating segment to the Bank’s total income before assessments for the three months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended September 30,
	2006	2005
Adjusted net interest income after mortgage loan credit loss provision	$39,413	$42,474
Net interest expense on economic hedges	65	23,465

Net interest income after mortgage loan credit loss provision	39,478	65,939

Other income	1,529	111,653
Other expenses	10,101	9,296

Income before assessments	$30,906	$168,296

     The following table shows the Bank’s financial performance by operating segment for the nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Member	Mortgage
	Finance	Finance	Total
Nine months ended September 30, 2006
Adjusted net interest income	$88,588	$26,300	$114,888
Reversal of provision for credit losses on mortgage loans	—	513	513

Adjusted net interest income after mortgage loan credit loss provision	$88,588	$26,813	$115,401

Average assets for the period	$26,702,474	$17,368,054	$44,070,528
Total assets at period end	$26,330,169	$16,649,314	$42,979,483

Nine months ended September 30, 2005
Adjusted net interest income	$82,667	$37,425	$120,092
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$82,667	$37,425	$120,092

Average assets for the period	$30,373,118	$17,878,983	$48,252,101
Total assets at period end	$26,933,193	$17,622,463	$44,555,656
     The following table reconciles the Bank’s financial performance by operating segment to the Bank’s total income before assessments for the nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Nine Months Ended September 30,
	2006	2005
Adjusted net interest income after mortgage loan credit loss provision	$115,401	$120,092
Net interest expense on economic hedges	24	129,636

Net interest income after mortgage loan credit loss provision	115,425	249,728

Other income	6,787	(10,064)
Other expenses	32,044	27,963

Income before assessments	$90,168	$211,701

Note 13—Derivatives and Hedging Activities
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
     Consistent with Bank policy and Finance Board regulations, the Bank enters into derivatives only to reduce the market risk exposures inherent in otherwise unhedged assets and funding positions. Bank management may enter into derivatives that do not qualify for hedge accounting (economic hedges). On economic hedges, the Bank recognizes the change in fair value of these derivatives and the related net interest income or expense in other income as net gain (loss) on derivatives and hedging activities with no offsetting fair value adjustments for the asset, liability, or firm commitment.

     The Bank recorded the following net gain (loss) on derivatives and hedging activities in other income for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net gain related to fair value hedge ineffectiveness	$682	$1,376	$2,175	$5,025
Net (loss) gain related to economic hedges	(491)	109,488	(96)	(20,532)

Net gain (loss) on derivatives and hedging activities	$191	$110,864	$2,079	$(15,507)

     The following table categorizes the notional amount and the estimated fair value of derivatives, excluding accrued interest, by derivative instrument and type of accounting treatment at September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30, 2006		December 31, 2005
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$25,241,344	$(279,720)	$30,027,232	$(438,604)
Economic	522,058	(429)	930,935	(6,356)
Interest rate caps
Economic	100,000	—	100,000	1
Forward settlement agreements
Economic	23,000	(92)	36,500	(154)
Mortgage delivery commitments
Economic	22,510	57	36,077	89

Total notional and fair value	$25,908,912	$(280,184)	$31,130,744	$(445,024)

Total derivatives, excluding accrued interest		(280,184)		(445,024)
Accrued interest		63,289		83,940

Net derivative balance		$(216,895)		$(361,084)

Net derivative assets		18,968		18,440
Net derivative liabilities		(235,863)		(379,524)

Net derivative balance		$(216,895)		$(361,084)

     At September 30, 2006 and December 31, 2005, the Bank had one callable bond with a par amount of $15,000,000 that contains an embedded derivative that has been bifurcated from its host. The fair value of this embedded derivative is presented on a combined basis with the host contract and not included in the above table. The fair value of the embedded derivative was a liability of $179,000 and $310,000 at September 30, 2006 and December 31, 2005.
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
     At September 30, 2006 and December 31, 2005, the Bank’s maximum credit risk related to derivative counterparties, as defined above, was $18,968,000 and $18,440,000. These totals include $13,857,000 and $8,962,000 of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. The Bank held $0 as collateral at September 30, 2006 and December 31, 2005.
     The Bank transacts most of its derivatives with large highly rated banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations.

Note 14—Commitments and Contingencies
     As described in Note 9, the FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon by the Finance Board to repay all or part of such obligations, as determined or approved by the Finance Board. No FHLBank has ever had to assume or pay the consolidated obligation of another FHLBank.
     The Bank considered the guidance under FASB interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and determined it was not necessary to recognize the fair value of the Bank’s joint and several liability for all the consolidated obligations. The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, the Bank’s joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at September 30, 2006 and December 31, 2005. The par amounts of the outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $918.8 billion and $895.7 billion at September 30, 2006 and December 31, 2005.
     Commitments that legally bind and unconditionally obligate the Bank for additional advances were $5,000,000 at September 30, 2006 and $0 at December 31, 2005. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $1.1 billion at September 30, 2006 and December 31, 2005, and had original terms between fourteen days and five years with a final expiration in 2011. The value of the guarantees related to standby letters of credit are recorded in other liabilities and amount to $700,000 and $545,000 at September 30, 2006 and December 31, 2005. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these commitments. Advance commitments are fully collateralized throughout the life of the agreements.
     Commitments that unconditionally obligate the Bank to fund or purchase mortgage loans from members in the MPF program totaled $22,510,000 and $37,690,000 at September 30, 2006 and December 31, 2005. Commitments are generally for periods not to exceed forty-five business days.

     For managing the inherent credit risk in the MPF program, participating members receive base and performance based credit enhancement fees from the Bank. When the Bank incurs losses for certain MPF products, it reduces available credit enhancement fee payments until the amount of the loss is recovered up to the limit of the first loss account (FLA). The FLA is an indicator of the potential losses for which the Bank is liable (before the member’s credit enhancement is used to cover losses). The FLA amounted to $93,316,000 and $91,353,000 at September 30, 2006 and December 31, 2005.
     The Bank generally executes derivatives with large highly rated banks and broker-dealers and enters into bilateral collateral agreements. The Bank had cash pledged as collateral to broker-dealers of $27,400,000 and $64,900,000 at September 30, 2006 and December 31, 2005 for derivatives. Cash pledged as collateral is classified as interest-bearing deposits in the statements of condition.
     The Bank has executed a lease for 20 years with an affiliate of Wells Fargo, N.A., which is a member of the Bank, to acquire space in a new building for the Bank’s headquarters. A third party representative negotiated the transaction on behalf of the Bank. Construction of the new building began in mid-2004, and the Bank expects its new headquarters to be ready for occupancy by no later than February 2007. The Bank has agreed to pay an annualized cost of $20.00 per square foot for the first 10 years of the lease and $22.00 per square foot in years 11 through 20 of the lease. The Bank expects to lease approximately 40,000 square feet. The Bank expects additional capital expenditures of approximately $4,000,000 in the remainder of 2006 for leasehold improvements and the purchase of furniture and equipment.
     The Bank charged to operating expenses net rental costs of approximately $247,000 and $273,000 for the three months ended September 30, 2006 and 2005 and $758,000 and $806,000 for the nine months ended September 30, 2006 and 2005. Future minimum rentals for premises and equipment at September 30, 2006 were as follows (dollars in thousands):

Year	Amount
Due in one year or less	$1,165
Due after one year through two years	1,076
Due after two years through three years	1,037
Due after three years through four years	875
Due after four years through five years	868
Thereafter	13,545

Total	$18,566

     Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

     Consolidated obligation discount notes that had traded but not settled at September 30, 2006 and December 31, 2005 were $0 and $5,000,000 par value. Consolidated obligation bonds that had traded but not settled at September 30, 2006 and December 31, 2005 were $200,000,000 and $0 par value. Derivatives that had traded but not settled at September 30, 2006 and December 31, 2005 were $205,000,000 and $0 notional amount.
     The Bank may be subject to legal proceedings that arise in the normal course of business. The Bank presently is not aware of any pending or threatened legal proceedings.
     Notes 5, 6, 7, 8, 9, 11, and 13 discuss other commitments and contingencies.
Note 15—Activities with Stockholders and Housing Associates
     Under the Bank’s capital plan, the only voting rights conferred upon the Bank’s members are for the election of directors. In accordance with the Act and Finance Board regulations, members elect a majority of the Bank’s Board of Directors. The remaining directors are appointed by the Finance Board. Under statute and regulations, each elective directorship is designated to one of the five states in the Bank’s district and a member is entitled to vote for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. At September 30, 2006 and December 31, 2005, no member owned more than 10 percent of the voting interests of the Bank due to statutory limits on members’ voting rights as discussed above.
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
     The following table shows transactions with members and their affiliates, former members and their affiliates, and housing associates at September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30,	December 31,
	2006	2005
Assets:
Interest-bearing deposits	$—	$2,600
Federal funds sold	270,000	510,000
Investments	299,070	299,214
Advances	22,976,588	22,283,315
Accrued interest receivable	26,392	14,744
Derivative assets	2,775	3,343
Other assets	109	102

Total	$23,574,934	$23,113,318

Liabilities:
Deposits	$653,439	$849,103
Mandatorily redeemable capital stock	70,028	85,084
Accrued interest payable	186	199
Derivative liabilities	17,860	27,042
Other liabilities	700	102

Total	$742,213	$961,530

Notional amount of derivatives	$2,385,418	$2,502,463
Standby letters of credit	1,137,487	1,144,877

     Transactions with Directors’ Financial Institutions
     In the normal course of business, the Bank extends credit to our members whose directors and officers serve as our directors (Directors’ Financial Institutions). Finance Board regulations require that transactions with Directors’ Financial Institutions be subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. At September 30, 2006 and December 31, 2005, advances outstanding to the Bank Directors’ Financial Institutions aggregated $151,946,000 and $214,816,000, representing 0.7 percent and 1.0 percent of the Bank’s total outstanding advances. Mortgage loans originated by the Bank Directors’ Financial Institutions were approximately $0 and $1,015,000 during the three months ended September 30, 2006 and 2005, and approximately $414,000 and $2,583,000 during the nine months ended September 30, 2006 and 2005. At September 30, 2006 and December 31, 2005, capital stock outstanding to the Bank Directors’ Financial Institutions aggregated $19,535,000 and $20,824,000, each representing 1.0 percent of the Bank’s total outstanding capital stock. The Bank did not have any investment or derivative transactions with Directors’ Financial Institutions during the three and nine months ended September 30, 2006 and 2005.
     Business Concentrations
     The Bank has business concentrations with stockholders whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding.
     Capital Stock – The following tables present members and their affiliates holding 10 percent or more of outstanding capital stock (including stock classified as mandatorily redeemable) at September 30, 2006 and December 31, 2005 (shares in thousands):

			Shares at	Percent of
			September 30,	Total Capital
Name	City	State	2006	Stock
Superior Guaranty Insurance Corporation	Minneapolis	MN	4,777	23.4%
Wells Fargo Bank, N.A.	Sioux Falls	SD	189	0.9

			4,966	24.3%

			Shares at	Percent of
			December 31,	Total Capital
Name	City	State	2005	Stock
Superior Guaranty Insurance Corporation	Minneapolis	MN	5,252	26.0%
Wells Fargo Bank, N.A.	Sioux Falls	SD	189	1.0

			5,441	27.0%

     Superior Guaranty Insurance Corporation and Wells Fargo Bank, N.A., in the table above, are affiliates and referred to hereafter as Wells Fargo.

     Investments – During 2002, the FHLBank of Chicago developed a mortgage securitization vehicle for members of the FHLBanks called the Shared Funding Program. Under the Shared Funding Program, FHLBank members sell mortgage loans into the initial vehicle, and FHLBanks, such as the Bank, could then buy the resulting Shared Funding Certificates that were secured by the real estate loans in the securitization trust. No credit enhancement fee payment, such as the base credit enhancement fee or the additional credit enhancement fee used in the MPF program, was contemplated in connection with the Shared Funding Program.
     The Bank was willing to participate in the MPF Shared Funding Program, but only if participating members purchased the Bank’s stock to support its ability to fund its purchase of Shared Funding Certificates. Superior Guaranty Insurance Corporation (Superior) was the only member who participated in the Shared Funding Program with the Bank. The Bank reached an understanding with Superior that it would provide Superior with a return on this transaction that was comparable to the return that the Bank provided to Superior under the MPF program through the payment of an additional fee. The parties entered into a letter agreement dated March 12, 2003 pursuant to which the Bank paid Superior sufficient sums to achieve this result. The Bank purchased a total of $155,600,000 in Shared Funding Certificates supported by purchases of our stock by Superior. The total amount paid to Superior under the letter agreement was $0 and $7,000 for the three months ended September 30, 2006 and 2005 and $2,000 and $23,000 for the nine months ended September 30, 2006 and 2005. The letter agreement was terminated by the Bank by letter dated January 13, 2006.
     In the normal course of business, the Bank may invest in interest-bearing deposits, commercial paper, and overnight and term Federal funds from Wells Fargo and its affiliates. All investment transactions are done at current market rates.
     Advances – Wells Fargo had $700,000,000 of advances outstanding at September 30, 2006 and December 31, 2005. The Bank did not make any advances to Wells Fargo during the nine months ended September 30, 2006.
     Total interest income from Wells Fargo amounted to $9,506,000 and $18,275,000 for the three months ended September 30, 2006 and 2005 and $26,791,000 and $97,133,000 for the nine months ended September 30, 2006 and 2005. On September 30, 2006 and December 31, 2005, the Bank held sufficient collateral to cover the member’s advances and expected to incur no credit losses as a result of them.
     Mortgage Loans – Wells Fargo Bank, N.A., through its predecessor bank, Norwest Bank, N.A. (Norwest), was a member of the Bank in 1999 when the Bank began participating in the MPF program. Norwest’s affiliate, Superior, became a participating financial institution (PFI) at the outset of the MPF program. The Bank did not purchase mortgage loans from Superior during the first nine months of 2006 or 2005. At September 30, 2006 and December 31, 2005, 86 percent and 88 percent of the Bank’s loans outstanding were purchased from Superior.

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
Note 16—Activities With Other FHLBanks
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
     The Bank recorded interest income from these investments in other FHLBank consolidated obligations. Interest income from the FHLBank of San Francisco amounted to $997,000 and $2,986,000 for the three and nine months ended September 30, 2005. Interest income from the FHLBank of Indianapolis amounted to $526,000 and $1,577,000 for the three and nine months ended September 30, 2005.
     The Bank purchased MPF Shared Funding Certificates from the FHLBank of Chicago.
     The FHLBank of Chicago participates in portions of mortgage loans purchased by the Bank from its participating members. The following table shows the participations for the nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Des Moines purchases	$268,925	$373,072
Chicago participations	56	4,327

Total	$268,981	$377,399

Total Chicago participations as a percent of the total	0.0%	1.1%

     In addition, the Bank recorded service fee expense as an offset to other income due to its relationship with the FHLBank of Chicago in the MPF program. The Bank recorded $134,000 and $105,000 in service fee expense to the FHLBank of Chicago for the three months ended September 30, 2006 and 2005 as a reduction of other income and $399,000 and $273,000 for the nine months ended September 30, 2006 and 2005 as a reduction of other income.

     The FHLBank of Chicago pays the Bank a monthly participation fee based on the aggregate amount of outstanding loans purchased under the MPF program. The Bank recorded other income related to this fee of $75,000 for each of the three month periods ended September 30, 2006 and 2005 and $225,000 for each of the nine month periods ended September 30, 2006 and 2005. The FHLBank of Chicago is required to pay the Bank this monthly participation fee until the tenth anniversary of the day the agreement between the Bank and the FHLBank of Chicago is terminated. Either party may terminate the agreement with ninety days written notice to the other party.
     The Bank may sell or purchase unsecured overnight and term Federal funds at market rates to or from other FHLBanks.
     The Bank did not make any loans to other FHLBanks during the nine months ended September 30, 2006 and 2005.
     The following table shows loan activity from other FHLBanks at September 30, 2006 and 2005 (dollars in thousands):

	December 31
	Beginning		Principal	Ending
Other FHLBank	Balance	Borrowings	Payment	Balance
September 30, 2006
Cincinnati	$—	$245,000	$(245,000)	$—
San Francisco	—	630,000	(630,000)	—

Total	$—	$875,000	$(875,000)	$—

September 30, 2005
Chicago	$—	$25,000	$(25,000)	$—
Cincinnati	—	498,000	(498,000)	—
Indianapolis	—	15,000	(15,000)	—
San Francisco	—	135,000	(135,000)	—

Total	$—	$673,000	$(673,000)	$—

     The Office of Finance may also coordinate transfers of FHLBank debt among other FHLBanks. The Bank may, from time to time, assume the outstanding primary liability of another FHLBank rather than issue new debt for which the Bank is the primary obligor. If an FHLBank has acquired excess funding, that FHLBank may offer their debt to the other 11 FHLBanks at the current market rate of interest consistent with what may be expected in the auction process. The Bank may choose to assume the outstanding primary liability of another FHLBank as it would have a known price compared with issuing debt through the auction process where actual pricing is unknown prior to issuance. The Bank did not assume the outstanding primary liability of another FHLBank during the nine months ended September 30, 2006 or 2005. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances.

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
     Forward-looking statements in this report include, among others, statements regarding the following:
•	Our expectation that the volume of purchases for the MPF program will continue to be at or below the relatively low level that was experienced during 2005.

•	Our ability to obtain new business opportunities from life insurance companies.

•	Our expectation that Superior will not deliver additional whole mortgages to us in the near future, our belief that Superior’s actions will not have a material impact on our results of operations in the near future, and the expected consequences to our loan balances and net interest income arising from Superior’s decision.

•	Our expectation that long-term investment balances may increase due to the removal of the limit on our investment purchases.

•	Our ability to fund future liquidity and capital resource requirements.

•	Our ability to manage the risks associated with the mortgage loan program.

•	Our estimated capital expenditures in conjunction with the occupancy of our new headquarters and our ability to fund such expenditures with cash flows from operations.

•	Our belief that our policies and practices are sufficient to manage the mortgage asset credit risk.

•	Our expectation for increased charge-off activity in our mortgage loan portfolio.
     There can be no assurance that unanticipated risks will not materially and adversely affect our results of operations. For a description of some of the risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements see “Risk Factors” beginning on page 103, and “Risk Factors” in the Form 10.
Conditions in the Financial Markets
Three and Nine Months Ended September 30, 2006 and 2005 and at December 31, 2005
     Two of the primary external factors affecting net interest income are market interest rates and the general state of the economy. The following table shows information on key average market interest rates for the three and nine months ended September 30, 2006 and 2005 and key market interest rates at December 31, 2005:

			Year-to-date	Year-to-date
	Third Quarter	Third Quarter	September 30,	September 30,
	2006	2005	2006	2005	December 31,
	3-Month	3-Month	9-Month	9-Month	2005
	Average	Average	Average	Average	Ending Rate
Fed effective[1]	5.25%	3.46%	4.88%	2.97%	4.09%
Three-month LIBOR[1]	5.43	3.78	5.14	3.31	4.54
10-year U.S. Treasury[1]	4.89	4.20	4.84	4.21	4.39
30-year residential mortgage note [2]	6.56	5.77	6.47	5.73	6.15

[1]	Source is Bloomberg.

[2]	Average calculated using The Mortgage Bankers Association Weekly Application Survey; December 31, 2005 ending rates are from the last week in 2005.
     The Federal Reserve Board, through its Federal Open Market Committee, paused after 17 consecutive rate hikes at its August and September meetings. Other short-term interest rates, including 3-month LIBOR, followed the trend of the Federal funds rate and have remained relatively flat. Average 3-month LIBOR increased approximately 165 basis points from the third quarter of 2005 to the third quarter of 2006. Year-over-year, long-term interest rates have increased less than short-term rates, resulting in a flat, slightly inverted yield curve.

     The level of interest rates during a reporting period impacts the Bank’s profitability, primarily because of the impact of higher interest rates on invested capital. The Bank operates at relatively low net spreads between the yield earned on assets and the cost of liabilities compared to most other financial institutions due to the Bank’s cooperative structure. Accordingly, a relatively higher proportion of Bank income is generated from the investment of member-supplied capital to earn at least the average rate of liabilities. Consequently, changes in interest rates and liability costs tend to have a greater effect on Bank profitability than on the profitability of financial institutions in general.
     Certain capital market developments may also affect our performance. Specifically, the relationships between the mortgage, agency, and derivative markets will affect the attractiveness of mortgage product for the Bank which affects mortgage pricing and the cost at which we fund the assets through the issuance of our debt. On the mortgage-side, pricing models characterized fixed-rate product as becoming more expensive during the first nine months of 2006 from levels experienced in the fourth quarter of 2005 on a LIBOR option-adjusted spread (LOAS) basis, with a majority of the change coming in the first three months of the 2006 as mortgages cheapened modestly during the quarter. Mortgage supply has declined from the impact of rising rates but investor demand for mortgage product has remained brisk throughout the quarter, keeping spreads relatively tight to three year historical levels. In the agency debt market, limited issuance by other government-sponsored housing enterprises has benefited the Bank with debt issuance rates at more attractive relative levels than might have otherwise been the case, especially on the long-end of the curve.
Selected Financial Data
     The following selected financial data should be read in conjunction with the financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report, and our Form 10. The financial position data at September 30, 2006 and results of operations data for the three and nine months ended September 30, 2006 were derived from the unaudited financial statements and condensed notes thereto included in this report. The financial position data at December 31, 2005 was derived from the audited financial statements and notes not included in this report.
     In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods and is in conformity with accounting principles generally accepted in the United States (U.S.) of America (GAAP). The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be achieved for the full year.

	September 30,	December 31,
Statements of Condition	2006	2005
(Dollars in millions)
Short-term investments[1]	$3,147	$5,287
Mortgage-backed securities	4,608	4,925
Other investments	13	15
Advances	22,977	22,283
Mortgage loans, net	12,053	13,018
Total assets	42,979	45,722
Securities sold under agreements to repurchase	500	500
Consolidated obligations[2]	38,842	41,197
Mandatorily redeemable capital stock	70	85
Affordable Housing Program	46	47
Payable to REFCORP	6	51
Total liabilities	40,668	43,462
Capital stock – Class B putable	1,970	1,932
Retained earnings	342	329
Capital-to-asset ratio[3]	5.38%	4.94%

	Three months ended September 30,		Nine months ended September 30,
Operating Results and Performance Ratios	2006	2005	2006	2005
(Dollars in millions)
Interest income	$569.8	$476.8	$1,644.3	$1,385.4
Interest expense	530.8	410.9	1,529.4	1,135.7
Net interest income	39.0	65.9	114.9	249.7
Reversal of provision for credit losses on mortgage loans	0.5	—	0.5	—
Net interest income after mortgage loan credit loss provision	39.5	65.9	115.4	249.7
Other income[4]	1.5	111.7	6.8	(10.0)
Other expense	10.1	9.3	32.0	28.0
Total assessments[5]	8.2	44.6	24.1	56.3
Cumulative effect of change in accounting principle[6]	—	—	—	6.5
Net income	22.7	123.7	66.1	161.9

Return on average assets	0.21%	1.07%	0.20%	0.45%
Return on average capital	3.92	21.27	3.86	8.95
Net interest margin	0.36	0.57	0.35	0.69
Operating expenses to average assets	0.09	0.07	0.09	0.07
Annualized dividend rate	4.25	1.40	3.69	2.83
Dividend rate spread under average three- month LIBOR	(1.26)	(2.27)	(1.42)	(0.41)
Cash dividends declared and paid	$21.1	$7.6	$53.8	$47.3

[1]	Short-term investments include: interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, commercial paper, and government-sponsored enterprise obligations. Short-term investments have terms less than one year.

[2]	The par amount of the outstanding consolidated obligations for all 12 FHLBanks was $958.0 billion and $937.4 billion at September 30, 2006 and December 31, 2005.

[3]	Capital-to-asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at the end of the period.

[4]	Other income includes change in fair value of derivatives.

[5]	Total assessments include: Affordable Housing Program and REFCORP.

[6]	Effective January 1, 2005, the Bank changed its method of accounting for premiums and discounts related to and received on mortgage loans and mortgage-backed securities under Statement of Financial Accounting Standards 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The Bank recorded a $6.5 million gain to change the amortization period from estimated lives to contractual maturities.

Overview
     The following discussion highlights significant factors influencing our results of operations and financial condition. Average balances are calculated on a daily weighted average basis. Amounts used to calculate percentage variances are based on numbers in thousands. Accordingly, recalculations may not produce the same results when the amounts are disclosed in millions.
     The Bank’s members are both stockholders and customers. Our cooperative structure means the Bank’s Board of Directors must distribute value in a way that not only provides members with attractive product prices and reasonable returns on invested capital, but also provides the business with adequate retained earnings to support safe and sound business operations. The Bank’s financial policies and practices are designed to support those three key components of a cooperative.
     Our advance portfolio increased to $23.0 billion at September 30, 2006 from $22.3 billion at December 31, 2005, or approximately three percent. The increase in our advance portfolio was primarily due to increased short-term advances supporting seasonal borrowing from agriculture and construction lending. Interest income on our advance portfolio increased $70.0 million or 30% for the three months ended September 30, 2006 compared with the three months ended September 30, 2005 and $176.0 million or 27% for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005. We continue to focus our marketing efforts on life insurance companies and growth opportunities with existing members. We believe life insurance companies provide the largest potential for new business opportunities.
     The Bank’s mortgage loan purchase program for members played a large role in our financial performance during the three and nine months ended September 30, 2006. Interest income from mortgage loans held for portfolio was $151.7 million and $168.3 million for the three months ended September 30, 2006 and 2005. Interest income from mortgage loans held for portfolio was $466.7 million and $526.4 million for the nine months ended September 30, 2006 and 2005. The total number of members eligible to participate in the mortgage loan purchase program increased to 149 participants at September 30, 2006 due to the addition of new participating financial institutions (PFIs) in the mortgage loan purchase program.
     At September 30, 2006, our mortgage loan portfolio declined approximately seven percent to $12.1 billion compared with $13.0 billion at December 31, 2005 due primarily to pay-offs of the existing portfolio exceeding new loan acquisitions. During the first nine months of 2006 and throughout 2005, we did not purchase any MPF loans from Superior, our largest PFI. We will likely continue to experience declining balances throughout 2006 as we anticipate a continuation of little to no acquisitions of MPF loans from Superior. Growth opportunities in the mortgage loan portfolio are also impacted by general changes in market conditions on the mortgage market as a whole. Examples of how changes in market conditions could affect our participation in the MPF program include, but are not limited to, the following: rising interest rates slowing mortgage originations; economic downturn creating increased defaults and lowering housing prices; and increased product innovation changing from the traditional primary borrowing of a

30-year fixed rate mortgage to products that do not meet the criteria of the MPF program. Any of these changes could have a negative impact on the Bank’s participation in the MPF program.
     The Board of Directors has established an operating principle that balances the trade-off between attractively priced products, reasonable returns on capital investments (dividends), and maintaining adequate retained earnings. Prior to June 2006, the Bank established a target dividend indexed to short-term money market rates. The Bank pays dividends quarterly, and, prior to June 2006, its dividend index rate was based on the average three-month LIBOR yield during the dividend period.
     In June 2006, the Board approved a Reserve Capital Policy that establishes limits on retained earnings and dividends which are reflective of the Bank’s risk position and projected long-term earnings. This Reserve Capital Policy was effective on August 1, 2006. This policy establishes retained earnings minimum balances and identifies specific circumstances where the dividend will either be reduced or the Board of Directors will review the current and future dividend levels. Additionally, if the Bank’s retained earnings falls below the established minimum, the Board of Directors will evaluate the need to reduce dividend payments until retained earnings return to the minimum required balance. The 2006 annualized dividend rate through September 30, 2006 was 3.69 percent compared with 2.83 percent through September 30, 2005. As discussed in our Form 10, the Bank’s ability to pay dividends is subject to statutory and regulatory restrictions.
     In November 2005, the Bank announced it would restate its financial statements for the years 2001 through 2004. The Bank implemented a mortgage loan hedge strategy in 2003 using complex swap structures to effectively convert mortgage loans from fixed rate securities to floating rate transactions. The loss of hedge accounting on these transactions was one factor which caused the Bank’s restatement. The effect of the restatement has been to significantly accelerate the timing of the Bank’s recognition of income, primarily due to the loss of hedge accounting on our mortgage loans. All information presented in the financial statements and the related notes includes the effect of the restatement. See “Restatement of Financial Information” in the Bank’s Form 10 for additional information on the Bank’s restatement.

Results of Operations
Three and Nine Months Ended September 30, 2006 and 2005
     Financial Highlights
     The overall financial results for the periods presented have been significantly influenced by changes in our mortgage loan hedging strategy. During 2005, our hedges of mortgage loans were accounted for as economic hedges. Economic hedges do not qualify for hedge accounting and, as a result, the Bank recorded a gain or loss on the hedging instrument without recording the corresponding loss or gain on the hedged item. In addition, the interest accruals on the hedging instrument were recorded as a component of other income instead of a component of net interest income. In the fourth quarter of 2005, we discontinued the use of our mortgage loan hedge strategy and terminated any remaining structured mortgage swaps. Concurrent with the termination of the hedging instruments, we issued a combination of fixed-rate callable, noncallable, and amortizing prepayment linked consolidated obligation bonds to fund the portion of the mortgage loan portfolio previously hedged through the mortgage loan hedge strategy. As a result of the termination of the mortgage loan hedges, we have almost completely eliminated the economic hedges which resulted in recording a gain or loss on the hedging instrument without recording the corresponding loss or gain on the hedged item. These changes have caused significant fluctuations in net income, net gains (losses) on derivatives and hedging activities, and net interest income for the three and nine months ended September 30, 2006 compared with the same periods in 2005.
     Net Income– Net income was $22.7 million for the three months ended September 30, 2006 compared with $123.7 million for the same period in 2005. Net income was $66.1 million for the nine months ended September 30, 2006 compared with $161.9 million for the same period in 2005. The decrease in net income of $101.0 million for the three months ended September 30, 2006 was primarily due to decreased net gains on derivatives and hedging activities of $110.7 million and decreased net interest income of $26.9 million partially offset by decreased assessments of $36.4 million. The decrease in net income of $95.8 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, was primarily due to decreased net interest income of $134.8 million partially offset by decreased assessments of $34.5 million and increased net gains on derivatives and hedging activities of $17.6 million.
     Net gain (loss) on derivatives and hedging activities fluctuated significantly for the three and nine months ended September 30, 2006 when compared with the same periods in 2005 due to the termination of our structured mortgage swaps in the fourth quarter of 2005. Net interest income decreased during the three and nine months ended September 30, 2006 compared with the same periods in 2005 due to the interest rate environment which will cause fluctuations in the related yields and costs of our assets and liabilities.

     The following tables show the components of other income — net gains (losses) on derivatives and hedging activities for the three and nine months ended September 30, 2006 and 2005 (dollars in millions):

		Mortgage		Consolidated
	Advances	Assets	Investments	Obligations	Total
Three Months Ended September 30, 2006
Economic Hedges:
Realized and unrealized loss	$(0.1)	$—	$(0.1)	$(0.2)	$(0.4)
Interest component (realized)	(0.1)	—	—	—	(0.1)

Total Economic Hedges	(0.2)	—	(0.1)	(0.2)	(0.5)

Other Hedge Ineffectiveness	1.8	—	—	(1.1)	0.7

Total Net Gains (Losses) on Derivatives and Hedging Activities	$1.6	$—	$(0.1)	$(1.3)	$0.2

Three Months Ended September 30, 2005
Economic Hedges:
Realized and unrealized gain (loss)	$8.0	$125.1	$(0.2)	$—	$132.9
Interest component (realized)	(1.8)	(21.5)	—	(0.1)	(23.4)

Total Economic Hedges	6.2	103.6	(0.2)	(0.1)	109.5

Other Hedge Ineffectiveness	0.4	—	—	1.0	1.4

Total Net Gains (Losses) on Derivatives and Hedging Activities	$6.6	$103.6	$(0.2)	$0.9	$110.9

		Mortgage		Consolidated
	Advances	Assets	Investments	Obligations	Total
Nine Months Ended September 30, 2006
Economic Hedges:
Realized and unrealized loss	$(0.1)	$—	$—	$—	$(0.1)
Interest component (realized)	—	—	—	—	—

Total Economic Hedges	(0.1)	—	—	—	(0.1)

Other Hedge Ineffectiveness	3.1	—	—	(0.9)	2.2

Total Net Gains (Losses) on Derivatives and Hedging Activities	$3.0	$—	$—	$(0.9)	$2.1

Nine Months Ended September 30, 2005
Economic Hedges:
Realized and unrealized gain	$12.5	$96.3	$0.1	$0.2	$109.1
Interest component (realized)	(6.2)	(123.2)	(0.1)	(0.1)	(129.6)

Total Economic Hedges	6.3	(26.9)	—	0.1	(20.5)

Other Hedge Ineffectiveness	1.0	—	—	4.0	5.0

Total Net Gains (Losses) on Derivatives and Hedging Activities	$7.3	$(26.9)	$—	$4.1	$(15.5)

     Realized and unrealized gain (loss)–Realized and unrealized gain (loss) is comprised of the periodic market value change of the derivatives in economic hedge relationships including terminated derivatives which are settled in cash. Because of the economic hedge strategy on our mortgage loan portfolio, income in 2005 was significantly accelerated. Substantially all of these economic hedges were terminated by the fourth quarter of 2005. During the period of time the mortgage loan hedge strategy was in place, long-term interest rates generally increased. As a result, the Bank recorded a gain on the hedging instrument and no corresponding loss on the hedged item. The impact of the one-side market value adjustment can be seen in the table above in the line item “Realized and unrealized gain (loss)”. This one-side market value adjustment on the mortgage loan hedge strategy has significantly influenced the timing of income recognition. The acceleration of income is expected to result in a corresponding reduction in earnings in future periods. This reduction in earnings is expected to occur over a number of years, with the early years experiencing greater impacts than the later years.
     Interest component (realized)–Interest component (realized) includes the net interest payments and accruals on the derivatives in economic hedge relationships. As noted above, the related interest payments and accruals related to economic hedges are recorded as a component of other income. Therefore, in our mortgage loan hedging strategy, a significant amount of net interest payments and accruals on the interest rate swaps were recorded in other income through the interest component line item in the table above, while the related net interest payments and accruals on the hedged mortgage loans were recorded in net interest income. Under the mortgage loan hedging strategy, the Bank paid an amount on the derivative that approximated the fixed rate on the mortgage loans being hedged and received one-month LIBOR plus a spread. During the period of time the mortgage loan hedge strategy was in place, the fixed rate paid on the interest rate swap exceeded the one-month LIBOR rate received. As a result, the net interest payments and accruals on the derivative resulted in a loss for the three and nine months ended September 30, 2005. The classification of interest payments and accruals of economic hedges impacts the year-to-year fluctuations of net gains (losses) on derivatives and hedging activities and net interest income, but does not affect net income.
     Other Hedge Ineffectiveness–Hedge ineffectiveness occurs when changes in fair value of the derivative and related hedged item do not perfectly offset each other. Hedge ineffectiveness gains during the three and nine months ended September 30, 2006 were primarily due to advance hedge relationships.
     Net Interest Income–Net interest income is the primary measure of the performance of our ongoing operations. The classification in other income of interest payments and accruals related to economic hedges and fluctuations in average asset, liability, and capital balances, and the related yields and costs are the primary causes of changes in our net interest income.

     Average assets decreased to $44.1 billion in the first nine months of 2006 from $48.3 billion for the same period in 2005. The decrease was primarily attributable to decreased average advances and mortgage loans offset by increased average investments in mortgage-backed securities and federal funds sold. Average liabilities decreased to $41.8 billion in the first nine months of 2006 from $45.8 billion for the same period in 2005. The decrease was due to decreased levels of consolidated obligations needed to support the decreased average asset balances.
     Average capital decreased $0.1 billion in the first nine months of 2006 compared to the same period in 2005. The decrease was primarily due to a decline in capital stock requirements to support decreased member activities related to average advances and mortgage loans. The decrease was partially offset by growth in retained earnings.
     The following table shows net interest income for the three and nine months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total interest income	$569.8	$476.8	$1,644.3	$1,385.4
Total interest expense	530.8	410.9	1,529.4	1,135.7

Net interest income before mortgage loan credit loss provision	39.0	65.9	114.9	249.7
Reversal of provision for credit losses on mortgage loans	0.5	—	0.5	—

Net interest income after mortgage loan credit loss provision	$39.5	$65.9	$115.4	$249.7

     Net interest income before mortgage loan credit loss provision decreased $26.9 and $134.8 million for the three and nine months ended September 30, 2006 compared with the same periods in 2005. As discussed below, the decrease was due mainly to the decreased asset-liability spread income of $35.0 million and $158.8 million for the three and nine months ended September 30, 2006. The decrease in asset-liability spread income more than offset increased earnings on capital of $8.1 million and $24.0 million for the three and nine months ended September 30, 2006 compared with the same periods in 2005.
     We recorded a decrease to our provision for credit losses of $513,000 during the three and nine months ended September 30, 2006. The decrease was based upon an evaluation that reviewed the performance and characteristics of the mortgage loans in the Bank’s MPF portfolio. For additional discussion of the decrease see “Mortgage Assets” beginning on page 89.
     The yield on total interest-earning assets and cost of interest-bearing liabilities are impacted by our use of derivatives to adjust the interest rate sensitivity of assets and liabilities. For the earnings impact of our hedging activities by product see “Hedging Activities” on page 58.

     The two components of the Bank’s net interest income are earnings from our asset-liability spread and earnings on capital.
     Asset-liability Spread–This spread equals the yield on total assets minus the cost of total liabilities. Asset-liability spread income declined $35.0 million and $158.8 million for the three and nine months ended September 30, 2006 compared with the same periods in 2005. Because the interest rate swaps hedging mortgage assets did not qualify for hedge accounting during the first nine months of 2005, a significant amount of net interest expense was recorded in other income. The classification of the interest payments and accruals on economic hedges in other income resulted in higher earnings on asset-liability spread than would have otherwise been expected. We subsequently terminated the derivatives in the economic hedge relationship related to mortgage loans in the fourth quarter of 2005. Concurrent with the termination of the hedging instruments, we issued a combination of fixed-rate callable, noncallable, and amortizing prepayment linked consolidated obligation bonds to fund the portion of the mortgage loan portfolio previously hedged with derivatives. As a result of the termination of the hedge strategy and the concurrent fixed rate funding the three and nine months ended September 30, 2006 earnings on asset-liability spread has declined when compared with the same periods in 2005.
     Earnings on Capital–We invest our regulatory capital (which is defined as capital plus mandatorily redeemable capital stock) to generate earnings, generally for the same repricing maturity as the assets being supported.
     Earnings on capital increased $8.1 million and $24.0 million during the three and nine months ended September 30, 2006 because of higher interest rates somewhat offset by a decrease in average capital. As short- and intermediate-term interest rates have risen, the earnings contribution from capital increased. Average capital decreased $14 million and $123 million during the three and nine months ended September 30, 2006 compared with the same periods in 2005 primarily due to a decline in capital stock to support member advances and mortgage loans.

     The following tables present average balances and rates of major interest rate sensitive asset and liability categories for the three and nine months ended September 30, 2006 and 2005. The tables also present the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities and the net interest margin between yield on total assets and the cost of total liabilities and capital (dollars in millions).

	For the Three Months Ended September 30, 2006			For the Three Months Ended September 30, 2005
			Interest			Interest
	Average		Income/	Average		Income/
	Balance	Yield/Cost	Expense	Balance	Yield/Cost	Expense
Interest-earning assets
Interest-bearing deposits	$50	5.32%	$0.7	$571	3.44%	$4.9
Securities purchased under agreements to resell	305	5.35%	4.1	305	3.52%	2.7
Federal funds sold	2,445	5.32%	32.8	1,535	3.48%	13.5
Short-term investments[1]	862	5.45%	11.8	1,219	3.37%	10.3
Mortgage-backed securities[1]	4,715	5.29%	62.9	3,265	4.83%	39.8
Other investments	13	4.30%	0.1	162	3.69%	1.6
Advances	22,594	5.37%	305.7	25,006	3.74%	235.7
Mortgage loans[2]	12,228	4.92%	151.7	13,873	4.81%	168.3

Total interest-earning assets	43,212	5.23%	569.8	45,936	4.12%	476.8
Noninterest-earning assets	264	—	—	270	—	—

Total assets	$43,476	5.20%	$569.8	$46,206	4.09%	$476.8

Interest-bearing liabilities
Deposits	$608	5.06%	$7.7	$687	3.25%	$5.6
Consolidated obligations
Discount notes	6,508	5.23%	85.8	5,758	3.29%	47.8
Bonds	32,789	5.19%	428.9	36,092	3.87%	352.3
Other interest-bearing liabilities	576	5.81%	8.4	588	3.55%	5.2

Total interest-bearing liabilities	40,481	5.20%	530.8	43,125	3.78%	410.9
Noninterest-bearing liabilities	684	—	—	756	—	—

Total liabilities	41,165	5.12%	530.8	43,881	3.72%	410.9
Capital	2,311	—	—	2,325	—	—

Total liabilities and capital	$43,476	4.84%	$530.8	$46,206	3.53%	$410.9

Net interest income and spread		0.03%	$39.0		0.34%	$65.9

Net interest margin		0.36%			0.56%

Average interest-earning assets to interest-bearing liabilities		106.75%			106.52%

Composition of net interest income
Asset-liability spread		0.08%	$9.2		0.37%	$44.2
Earnings on capital		5.12%	29.8		3.72%	21.7

Net interest income			$39.0			$65.9

[1]	The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[2]	Nonperforming loans are included in average balances used to determine average rate.

	For the Nine Months Ended September 30, 2006			For the Nine Months Ended September 30, 2005
			Interest			Interest
	Average		Income/	Average		Income/
	Balance	Yield/Cost	Expense	Balance	Yield/Cost	Expense
Interest-earning assets
Interest-bearing deposits	$314	4.58%	$10.8	$337	3.19%	$8.0
Securities purchased under agreements to resell	305	4.97%	11.3	305	3.03%	6.9
Federal funds sold	2,633	4.88%	96.2	1,371	3.03%	31.1
Short-term investments[1]	872	4.89%	31.9	1,188	2.99%	26.5
Mortgage-backed securities[1]	4,830	5.22%	188.8	3,469	4.63%	120.0
Other investments	14	4.40%	0.4	163	3.49%	4.3
Advances	22,297	5.03%	838.2	26,724	3.31%	662.2
Mortgage loans[2]	12,551	4.97%	466.7	14,418	4.88%	526.4

Total interest-earning assets	43,816	5.02%	1,644.3	47,975	3.86%	1,385.4
Noninterest-earning assets	255	—	—	277	—	—

Total assets	$44,071	4.99%	$1,644.3	$48,252	3.84%	$1,385.4

Interest-bearing liabilities
Deposits	$672	4.64%	$23.3	$775	2.71%	$15.7
Consolidated obligations
Discount notes	5,281	4.87%	192.4	5,952	2.89%	128.9
Bonds	34,500	5.00%	1,290.4	37,760	3.46%	976.2
Other interest-bearing liabilities	583	5.35%	23.3	575	3.48%	14.9

Total interest-bearing liabilities	41,036	4.98%	1,529.4	45,062	3.37%	1,135.7
Noninterest-bearing liabilities	748	—	—	779	—	—

Total liabilities	41,784	4.89%	1,529.4	45,841	3.31%	1,135.7
Capital	2,287	—	—	2,411	—	—

Total liabilities and capital	$44,071	4.64%	$1,529.4	$48,252	3.15%	$1,135.7

Net interest income and spread		0.04%	$114.9		0.49%	$249.7

Net interest margin		0.35%			0.69%

Average interest-earning assets to interest-bearing liabilities		106.78%			106.46%

Composition of net interest income
Asset-liability spread		0.10%	$31.2		0.53%	$190.0
Earnings on capital		4.89%	83.7		3.31%	59.7

Net interest income			$114.9			$249.7

[1]	The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[2]	Nonperforming loans are included in average balances used to determine average rate.

     Our net interest income is affected by changes in the dollar volumes of our interest-earning assets and interest-bearing liabilities and changes in the average rates of those assets and liabilities. The following table presents the changes in interest income and interest expense between the first three and nine months of 2006 and 2005. Changes that cannot be attributed to either rate or volume have been allocated to the rate and volume variances based on relative size (dollars in millions).

	Variance For the Three Months Ended			Variance For the Nine Months Ended
	September 30, 2006 vs. September 30, 2005			September 30, 2006 vs. September 30, 2005
	Total Increase		Total Increase	Total Increase		Total Increase
	(Decrease) Due to		(Decrease)	(Decrease) Due to		(Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$(6.0)	$1.8	$(4.2)	$(0.6)	$3.4	$2.8
Securities purchased under agreements to resell	—	1.4	1.4	—	4.4	4.4
Federal funds sold	10.2	9.1	19.3	39.1	26.0	65.1
Short-term investments	(3.6)	5.1	1.5	(8.4)	13.8	5.4
Mortgage-backed securities	19.1	4.0	23.1	51.9	16.9	68.8
Other investments	(1.7)	0.2	(1.5)	(4.8)	0.9	(3.9)
Advances	(24.5)	94.5	70.0	(123.7)	299.7	176.0
Mortgage loans	(20.3)	3.7	(16.6)	(69.2)	9.5	(59.7)

Total interest income	(26.8)	119.8	93.0	(115.7)	374.6	258.9

Interest expense
Deposits	(0.7)	2.8	2.1	(2.3)	9.9	7.6
Consolidated obligations Discount notes	6.9	31.1	38.0	(15.9)	79.4	63.5
Bonds	(34.6)	111.2	76.6	(90.3)	404.5	314.2
Other interest-bearing liabilities	(0.1)	3.3	3.2	0.2	8.2	8.4

Total interest expense	(28.5)	148.4	119.9	(108.3)	502.0	393.7

Net interest income	$1.7	$(28.6)	$(26.9)	$(7.4)	$(127.4)	$(134.8)

     Net Interest Income by Segment—The Bank’s segment results are analyzed on an adjusted net interest income basis. Adjusted net interest income is made up of net interest income and interest income and interest expense associated with economic hedges. The following shows the Bank’s financial performance by operating segment and a reconciliation of financial performance to net interest income for the three and nine months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Adjusted net interest income by operating segment

Member Finance	$31.5	$28.0	$88.6	$82.7
Mortgage Finance	7.9	14.5	26.8	37.4

Total	$39.4	$42.5	$115.4	$120.1

Reconciliation to the Bank’s operating segment results to net interest income after mortgage loan credit loss provision

Adjusted net interest income	$39.4	$42.5	$115.4	$120.1
Net interest expense on economic hedges	0.1	23.4	—	129.6

Net interest income after mortgage loan credit loss provision	$39.5	$65.9	$115.4	$249.7

     Member Finance—Member Finance adjusted net interest income increased $3.5 million in the three months ended September 30, 2006 compared to the same period in 2005 and increased $5.9 million in the first nine months of 2006 compared to the same period in 2005. The increase was largely attributable to higher returns on invested capital which were partially offset by lower average asset balances. The segment’s average assets decreased to $26.7 billion for the nine months ended September 30, 2006 compared with $30.4 billion in the same period of 2005. Factors influencing the higher returns on invested capital are discussed in “Net Interest Income” beginning on page 50.
     Mortgage Finance—The Mortgage Finance segment adjusted net interest income decreased $6.6 million in the three months ended September 30, 2006 when compared with the same period in 2005 and decreased $10.6 million in the nine months ended September 30, 2006 when compared with the same period in 2005. The decrease was attributable to lower average asset balances partially offset by higher returns on invested capital which is discussed in “Net Interest Income” beginning on page 50. The segment’s average assets decreased to $17.4 billion for the nine months ended September 30, 2006 from $17.9 billion for the nine months ended September 30, 2005.

     The Bank currently expects that the volume of purchases for the MPF program will continue to be at or below the relatively low level that was experienced during 2005. To the extent that new production does not replace current mortgage loan portfolio runoff, we would experience declines in mortgage loan balances which would likely reduce Mortgage Finance’s net interest income.
     Other Income
     The following table presents the components of other income for the three and nine months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service fees	$0.6	$0.7	$1.8	$1.9
Net (loss) gain on securities activities	—	(0.1)	—	2.0
Net gain (loss) on derivatives and hedging activities	0.2	110.9	2.1	(15.5)
Other, net	0.7	0.2	2.9	1.6

Total other income	$1.5	$111.7	$6.8	$(10.0)

     Other income can be volatile from period to period depending on the type of financial activity reported. For instance, the net gain or loss on derivatives and hedging activities is highly dependent on changes in interest rates.
     Other income decreased $110.2 million in the three months ended September 30, 2006 compared with the same period in 2005 primarily due to decreased net gains on derivatives and hedging activities and subsequent termination of the hedging strategy in the fourth quarter of 2005. Other income increased $16.8 million in the nine months ended September 30, 2006 compared to the same period in 2005. The fluctuations for the three and nine months ended September 30, 2006 were primarily due to changes in net gains (losses) on derivatives and hedging activities resulting from the loss of hedge accounting on our interest rate swaps hedging our mortgage portfolio.

     Hedging Activities
     Accounting for derivatives and hedging activities affects the timing of income recognition and the effect of certain hedging transactions are spread throughout the income statement in net interest income and other income. The following tables categorize the earnings impact of our hedging activities by product for the three and nine months ended September 30, 2006 and 2005 (dollars in millions):

		Mortgage		Consolidated
Three months ended September 30, 2006	Advances	Assets	Investments	Obligations	Total
Net Interest Income

Interest component	$20.6	$—	$—	$62.9	$83.5
Amortization/accretion	(1.2)	(0.5)	—	(10.5)	(12.2)

Total net interest income	19.4	(0.5)	—	52.4	71.3

Other Income — Net gains (losses) on derivatives and hedging activities

Hedge ineffectiveness	1.9	—	—	(1.2)	0.7
Economic hedges	(0.3)	—	(0.1)	(0.1)	(0.5)

Total net gains (losses) on derivatives and hedging activities	1.6	—	(0.1)	(1.3)	0.2

Total Earnings Impact	$21.0	$(0.5)	$(0.1)	$51.1	$71.5

		Mortgage		Consolidated
Three months ended September 30, 2005	Advances	Assets	Investments	Obligations	Total
Net Interest Income

Interest component	$(20.1)	$(0.2)	$(0.3)	$(15.7)	$(36.3)
Amortization/accretion	(0.5)	(0.8)	—	(5.9)	(7.2)

Total net interest income	(20.6)	(1.0)	(0.3)	(21.6)	(43.5)

Other Income — Net gains (losses) on derivatives and hedging activities

Hedge ineffectiveness	0.4	—	—	1.0	1.4
Economic hedges	6.2	103.6	(0.2)	(0.1)	109.5

Total net gains (losses) on derivatives and hedging activities	6.6	103.6	(0.2)	0.9	110.9

Total Earnings Impact	$(14.0)	$102.6	$(0.5)	$(20.7)	$67.4

		Mortgage		Consolidated
Nine months ended September 30, 2006	Advances	Assets	Investments	Obligations	Total
Net Interest Income

Interest component	$35.8	$—	$0.2	$175.2	$211.2
Amortization/accretion	(1.9)	(1.6)	—	(34.8)	(38.3)

Total net interest income	33.9	(1.6)	0.2	140.4	172.9

Other Income — Net gains (losses) on derivatives and hedging activities

Hedge ineffectiveness	3.1	—	—	(0.9)	2.2
Economic hedges	(0.1)	—	—	—	(0.1)

Total net gains (losses) on derivatives and hedging activities	3.0	—	—	(0.9)	2.1

Total Earnings Impact	$36.9	$(1.6)	$0.2	$139.5	$175.0

		Mortgage		Consolidated
Nine months ended September 30, 2005	Advances	Assets	Investments	Obligations	Total
Net Interest Income

Interest component	$(90.5)	$(4.4)	$(1.3)	$32.2	$(64.0)
Amortization/accretion	(1.2)	(2.2)	—	(15.8)	(19.2)

Total net interest income	(91.7)	(6.6)	(1.3)	16.4	(83.2)

Other Income — Net gains (losses) on derivatives and hedging activities

Hedge ineffectiveness	1.0	—	—	4.0	5.0
Economic hedges	6.3	(26.9)	—	0.1	(20.5)

Total net gains (losses) on derivatives and hedging activities	7.3	(26.9)	—	4.1	(15.5)

Total Earnings Impact	$(84.4)	$(33.5)	$(1.3)	$20.5	$(98.7)

     Interest Component—The interest component in net interest income generally relates to interest rate swaps. Our primary hedging strategies are to change fixed interest rates into variable interest rates. As the interest rate environment changes over time, the variable interest rates on the interest rate swaps will change. Because the purpose of the hedging activity is to protect net interest income against changes in interest rates, the absolute increase or decrease of interest income from interest-earning assets or interest expense from interest-bearing liabilities is not as important as the relationship of the hedging activities to overall net interest income. The effect of hedging activities varies from period to period depending on interest rate movements and the amount of the Bank’s hedging activities.

     Amortization/accretion—The effect of hedging on amortization and accretion varies from period to period depending on the Bank’s activities, such as terminating certain consolidated obligation and mortgage asset economic hedge relationships to manage our risk profile, and the amount of upfront fees received or paid on derivative hedges. Consolidated obligation amortization/accretion income decreased in the first nine months of 2006 compared with the same period in 2005 primarily due to increased basis adjustment amortization expense from terminated hedges.
     Hedge Ineffectiveness—Hedge ineffectiveness occurs when changes in fair value of the derivative and related hedged item do not perfectly offset each other. Hedge ineffectiveness gains during the first nine months of 2006 and 2005 were primarily due to advance hedge relationships.
     Economic Hedges—Economic hedges are primarily used to manage prepayment and interest rate cap risks in our mortgage loan portfolio and to manage basis risk between our assets and liabilities. Economic hedges do not qualify for hedge accounting and as a result the Bank records a gain or loss on the hedging instrument without recording the corresponding loss or gain on the hedged item. In addition, the interest accruals on the hedging instrument are recorded as a component of other income instead of a component of net interest income. See additional discussion in “Net Income” at page 48.
     Other Expenses
     The following table shows the components of other expenses for the three and nine months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Salaries and employee benefits	$5.9	$5.5	$17.8	$15.8
Occupancy cost	0.1	0.2	0.5	0.5
Other operating expenses	3.4	2.9	11.7	9.4

Total operating expenses	9.4	8.6	30.0	25.7

Finance Board	0.4	0.5	1.3	1.5
Office of Finance	0.3	0.2	0.7	0.8

Total other expense	$10.1	$9.3	$32.0	$28.0

     Salaries and employee benefits increased $0.4 million and $2.0 million in the three and nine months ended September 30, 2006 compared with the same period in 2005. The increases reflect higher expenses for
•	making staff additions and changes.

•	funding our portion of the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan).
     Other operating expenses increased $0.5 million in the three months ended September 30, 2006 compared with 2005. Approximately $0.2 million of the increase relates to increased professional fees for accounting and legal services and $0.3 million of the increase relates to increased contractual services. Other operating expenses increased $2.3 million in the nine months ended September 30, 2006 compared with 2005. Approximately $0.7 million of the increase relates to accounting and legal fees related to our restatement and registration of a class of equity securities with the SEC as required by the Finance Board and approximately $1.6 million relates to increase in other operating expenses. We expect that our operating expenses will continue to remain high during 2006 due to additional costs associated with these initiatives.

Statements of Condition
September 30, 2006 and December 31, 2005
     Advances
     At September 30, 2006, the book value of advances totaled $23.0 billion or approximately 3.0 percent more than the December 31, 2005 book value of $22.3 billion. This increase was primarily attributed to an increase in simple fixed rate advances of $1.0 billion.
     The composition of our advances based on remaining term to scheduled maturity at September 30, 2006 and December 31, 2005 was as follows (dollars in millions):

	September 30, 2006		December 31, 2005
		Percent of		Percent of
	Amount	Total	Amount	Total
Simple fixed rate advances
One month or less	$3,528	15.4%	$2,882	12.9%
Over one month through one year	2,725	11.9	2,262	10.2
Greater than one year	5,547	24.1	5,663	25.5

	11,800	51.4	10,807	48.6

Simple variable rate advances
One month or less	113	0.5	19	0.1
Over one month through one year	488	2.1	513	2.3
Greater than one year	3,750	16.4	3,576	16.1

	4,351	19.0	4,108	18.5

Callable advances — fixed rate	283	1.2	318	1.4
Putable advances
Fixed rate	5,320	23.2	5,627	25.3
Community investment advances
Fixed rate	935	4.1	1,083	4.9
Variable rate	47	0.2	48	0.2
Callable — fixed rate	74	0.3	96	0.4
Putable — fixed rate	148	0.6	143	0.7

Total par value	22,958	100.0%	22,230	100.0%

Premiums	1		—
Hedging fair value adjustments
Cumulative fair value gain	10		44
Basis adjustments from terminated hedges	8		9

Total advances	$22,977		$22,283

     Substantially all of the cumulative fair value gains on advances are offset by the net estimated fair value losses on the related derivative contracts.

     The following tables show advance balances for our five largest member borrowers at September 30, 2006 and December 31, 2005 (dollars in millions):

			September 30,	Percent of
			2006	Total
Name	City	State	Advances[1]	Advances
Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	$1,600	7.0%
AmerUs Life Insurance Company	Des Moines	IA	1,511	6.6
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	1,300	5.6
TCF National Bank	Minneapolis	MN	1,025	4.5
Bank Midwest, N.A.	Kansas City	MO	586	2.5

			6,022	26.2

Housing associates			3	—
All others			16,933	73.8

Total advances (at par value)			$22,958	100.0%

[1]	Amounts represent par value before considering unamortized commitment fees, premiums and discounts, and hedging fair value adjustments.

[2]	Transamerica Life Insurance Company and Transamerica Occidental Life Insurance Company are affiliates.

			December 31,	Percent of
			2005	Total
Name	City	State	Advances[1]	Advances
Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	$1,600	7.2%
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	1,300	5.8
AmerUs Life Insurance Company	Des Moines	IA	998	4.5
TCF National Bank	Minneapolis	MN	981	4.4
Bank Midwest, N.A.	Kansas City	MO	702	3.2

			5,581	25.1

Housing associates			5	—
All others			16,644	74.9

Total advances (at par value)			$22,230	100.0%

[1]	Amounts represent par value before considering unamortized commitment fees, premiums and discounts, and hedging fair value adjustments.

[2]	Transamerica Life Insurance Company and Transamerica Occidental Life Insurance Company are affiliates.

     Mortgage Loans
     The following table shows information at September 30, 2006 and December 31, 2005 on mortgage loans held for portfolio (dollars in millions):

	September 30,	December 31,
	2006	2005
Single family mortgages
Fixed rate conventional loans
Contractual maturity less than or equal to 15 years	$3,038	$3,350
Contractual maturity greater than 15 years	8,460	9,025

Subtotal	11,498	12,375

Fixed rate government-insured loans
Contractual maturity less than or equal to 15 years	3	4
Contractual maturity greater than 15 years	536	619

Subtotal	539	623

Total par value	12,037	12,998

Premiums	117	133
Discounts	(111)	(124)
Hedging fair value adjustments
Basis adjustments from terminated hedges	10	12
Allowance for credit losses	—	(1)

Total mortgage loans held for portfolio, net	$12,053	$13,018

     Mortgage loans decreased approximately $1.0 billion at September 30, 2006 as we purchased $0.2 billion of loans through the MPF program and received principal repayments of $1.2 billion in the first nine months of 2006. In the first nine months of 2005, we purchased $0.4 billion of loans and received principal repayments of $2.0 billion. The annualized weighted average pay-down rate for mortgage loans in the first nine months of 2006 was approximately 12 percent compared with approximately 17 percent in the first nine months of 2005.
     Members are required to purchase and maintain capital stock to support outstanding mortgage loans. Changes in mortgage loans are accompanied by changes in capital stock, unless the member already owns excess activity-based stock. Beginning July 1, 2003, we have required members to maintain activity-based capital stock amounting to 4.45 percent of outstanding acquired member assets. Acquired member assets purchased before July 1, 2003 were subject to the capital requirements specified in the contracts in effect at the time the assets were purchased. At September 30, 2006, mortgage loan activity stock as a percentage of the mortgage portfolio was 4.38 percent compared with 4.37 percent at December 31, 2005.

     Mortgage loans acquired from members have historically been concentrated with Superior. At September 30, 2006 and December 31, 2005 we held mortgage loans acquired from Superior amounting to $10.4 billion and $11.5 billion, respectively. At September 30, 2006 and December 31, 2005 these loans represented 86 percent and 88 percent of total mortgage loans at par value. The Bank did not purchase any mortgage loans from Superior during the three and nine months ended September 30, 2006 and 2005.
     Investments
     The following table shows the book value of investments at September 30, 2006 and December 31, 2005 (dollars in millions):

	September 30, 2006		December 31, 2005
		Percent of		Percent of
	Amount	Total	Amount	Total
Short-term investments
Interest-bearing deposits	$27	0.3%	$700	6.8%
Securities purchased under agreements to resell	305	3.9	305	3.0
Federal funds sold	1,955	25.2	2,985	29.2
Commercial paper	299	3.9	747	7.3
Government-sponsored enterprise obligations	561	7.2	550	5.4

	3,147	40.5	5,287	51.7
Mortgage-backed securities
Government-sponsored enterprises	4,343	55.9	4,562	44.6
U.S. government agency-guaranteed	94	1.2	116	1.1
MPF Shared Funding	62	0.8	69	0.7
Other	109	1.4	178	1.7

	4,608	59.3	4,925	48.1

State or local housing agency obligations	5	0.1	7	0.1
Other	8	0.1	8	0.1

Total investments	$7,768	100.0%	$10,227	100.0%

Investments as a percent of total assets		18.1%		22.4%

     Investment balances decreased approximately 24.0 percent at September 30, 2006 compared with December 31, 2005. The decrease was primarily due to decreased short-term investments. The level of short-term investments will vary according to changes in other asset classes, levels of capital, and management of our capital-to-asset ratio. The annualized weighted average pay-down rate for mortgage-backed securities in the first nine months of 2006 was approximately 20 percent compared with approximately 22 percent in the same period of 2005. Pay-downs were offset by the purchase of $0.5 billion of government-sponsored enterprise mortgage-backed securities in the first nine months of 2006.
     The Bank has reviewed its available-for-sale and held-to-maturity investments and has determined that all unrealized losses are temporary based on the creditworthiness of the issuers, underlying collateral, and our intent to hold the securities to maturity.
     During the period of management transition and operational and strategic review the Bank was operating under, the intention of the Board of Directors was to operate in a manner that did not involve significant risk. This included limiting investments in securities to those with maturities of less than one year. In October 2006, the limit on our investments was removed and therefore, the Bank may experience investment activity in longer-term investment categories throughout the remainder of 2006.
     Consolidated Obligations
     Consolidated obligations, which include discount notes and bonds, are the primary source of funds to support our advances, mortgage loans, and investments. We make significant use of derivatives to restructure interest rates on consolidated obligations to better match our funding needs and to reduce funding costs. At September 30, 2006, consolidated obligations issued on the Bank’s behalf totaled $38.8 billion compared with $41.2 billion at December 31, 2005. Consolidated obligations decreased in response to the decrease in mortgage loans during the first nine months of 2006.
     Discount Notes—The following table shows the Bank’s participation in consolidated discount notes, all of which are due within one year, at September 30, 2006 and December 31, 2005 (dollars in millions):

	September 30,	December 31,
	2006	2005
Par value	$6,812	$4,074
Discounts	(21)	(7)

Total discount notes	$6,791	$4,067

     Bonds—The following table shows the Bank’s participation in consolidated bonds based on remaining term to maturity at September 30, 2006 and December 31, 2005 (dollars in millions):

	September 30,	December 31,
Year of Maturity	2006	2005
Due in one year or less	$6,246	$9,615
Due after one year through two years	5,742	5,961
Due after two years through three years	3,459	4,905
Due after three years through four years	2,651	3,222
Due after four years through five years	2,032	2,254
Thereafter	9,219	8,317
Index amortizing notes	3,065	3,379

Total par value	32,414	37,653

Premiums	27	31
Discounts	(21)	(22)
Hedging fair value adjustments
Cumulative fair value gain	(230)	(350)
Basis adjustments from terminated hedges	(139)	(182)

Total bonds	$32,051	$37,130

     Bonds outstanding included the following at September 30, 2006 and December 31, 2005 (dollars in millions):

	September 30,	December 31,
	2006	2005
Par amount of bonds
Noncallable or nonputable	$21,016	$23,380
Callable	11,398	14,273

Total par value	$32,414	$37,653

     Deposits
     The following table shows our deposits by product type at September 30, 2006 and December 31, 2005 (dollars in millions):

	September 30, 2006		December 31, 2005
		Percent of		Percent of
	Amount	Total	Amount	Total
Interest-bearing
Overnight	$481	73.4%	$662	76.5%
Demand	145	22.1	154	17.8
Term	3	0.5	11	1.3

Total interest-bearing	629	96.0	827	95.6

Noninterest-bearing	26	4.0	38	4.4

Total deposits	$655	100.0%	$865	100.0%

     The level of deposits will vary based on member alternatives for short-term investments and timing of Bank transactions with nonmember counterparties.
     Capital
     At September 30, 2006 and December 31, 2005, total capital (including capital stock, retained earnings, and accumulated other comprehensive income) was $2.3 billion.

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
     During the nine months ended September 30, 2006, we received proceeds from the issuance of short-term consolidated discount notes of $550.7 billion and proceeds from the issuance of intermediate- to long-term consolidated bonds of $3.3 billion. During the nine months ended September 30, 2005, we received proceeds from the issuance of short-term consolidated discount notes of $386.1 billion and proceeds from the issuance of intermediate- to long-term consolidated bonds of $6.7 billion. Short-term consolidated discount note issuances increased during the first nine months of 2006 compared with the same period in 2005 due to our members shifting their advances to those with short-term maturities given the interest rate environment. We generally fund short-term advances with discount notes. Intermediate- to long-term consolidated obligation issuances decreased during the first nine months of 2006 compared with the same period in 2005 due to scheduled maturities of LIBOR-based consolidated bonds. As these consolidated bonds have matured, we have not replaced the funding.
     Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The par amounts of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $918.8 billion and $895.7 billion at September 30, 2006 and December 31, 2005.
     Consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AAA/A-1+ by Standard & Poor’s. These ratings measure the likelihood of timely payment of principal and interest on the consolidated obligations. Our ability to raise funds in the capital markets can be affected by these credit ratings.

     In September 2006, Standard & Poor’s improved the Bank’s individual AAA counterparty credit rating by issuing a negative outlook and removing the Bank from credit watch with negative implications. The negative outlook reflects Standard & Poor’s concerns about senior management changes and interest rate exposure the Bank faces with its mortgage loans purchased through the MPF program.
     Other sources of liquidity include cash, short-term investments, payments collected on advances and mortgage loans, fees received on interest rate swaps, proceeds from the issuance of capital stock, member deposits, Federal funds purchased, other FHLBank borrowings, securities sold under agreements to repurchase, and current period earnings. Additionally, in the event of significant market disruptions or local disasters, the Bank President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve if funds are made available to the FHLBanks during a time of crisis. To provide further access to funding, the Act authorizes the Secretary of the Treasury to purchase consolidated obligations from all FHLBanks up to an aggregate principal amount of $4.0 billion. This type of funding was not accessed during the nine months ended September 30, 2006 or all of 2005. No borrowing relationships with other FHLBanks, the Federal Reserve, or the U.S. Treasury are currently in place. We do not have any further off-balance sheet sources of liquidity.
     We had cash and short-term investments with a book value of $3.2 billion at September 30, 2006 compared with $5.3 billion at December 31, 2005. We manage the level of cash and short-term investments according to changes in other asset classes, levels of capital, and capital-to-asset ratio targets. We adjust cash and short-term investments to maintain our targeted capital-to-asset ratio and to manage excess funds.
     Uses of Liquidity
     Our primary use of liquidity is the repayment of consolidated obligations. In the first nine months of 2006, we made payments for maturing short-term consolidated discount notes of $548.0 billion and payments for maturing and retiring intermediate- to long-term consolidated bonds of $8.6 billion. In the first nine months of 2005, we made payments for maturing short-term consolidated discount notes of $387.3 billion and payments for maturing and retiring intermediate- to long-term consolidated bonds of $10.0 billion. Changes in payments made on consolidated obligations between the first nine months of 2006 and 2005 are proportional to the changes in issuances of consolidated obligations for the same periods.
     Other uses of liquidity include issuance of advances, purchases of mortgage loans and investments, repayment of member deposits, redemption or repurchase of capital stock, and payment of dividends.
     In conjunction with the occupancy of our new headquarters we have incurred capital expenditures of approximately $2.0 million through September 30, 2006 and we expect additional capital expenditures of approximately $4.0 million in the remainder of 2006 for leasehold improvements and the purchase of furniture and equipment. We intend to fund these purchases with cash flows from operations.

     Liquidity Requirements
     Regulatory Requirements–Finance Board regulations mandate three liquidity requirements. First, contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five business days of inability to access the consolidated obligation debt markets. The following table shows our sources of contingent liquidity to support operations for five business days compared to our liquidity needs at September 30, 2006 and December 31, 2005 (dollars in billions):

	September 30,	December 31,
	2006	2005
Unencumbered marketable assets maturing within one year	$2.6	$4.7
Advances maturing in seven days or less	1.8	1.1
Unencumbered assets available for repurchase agreement borrowings	4.6	4.9

Total	$9.0	$10.7

Liquidity needs for five business days	$4.7	$3.5

     Second, Finance Board regulations require us to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this regulation at September 30, 2006 and December 31, 2005 (dollars in billions):

	September 30,	December 31,
	2006	2005
Advances with maturities not exceeding five years	$17.1	$15.6
Deposits in banks or trust companies	—	0.6

Total	$17.1	$16.2

Deposits	$0.7	$0.9

     Third, Finance Board regulations require us to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in the total consolidated obligations outstanding. The following table shows our compliance with this regulation at September 30, 2006 and December 31, 2005 (dollars in billions):

	September 30,	December 31,
	2006	2005
Total qualifying assets	$42.9	$45.7
Less: pledged assets	0.5	0.6

Total qualifying assets free of lien or pledge	$42.4	$45.1

Consolidated obligations outstanding	$38.8	$41.2

     Operational and Contingent Liquidity–Bank policy requires that we maintain additional liquidity for day-to-day operational and contingency needs. The policy requires that we maintain overnight investments of at least $250 million to fund new lending and additional cash needs. Overnight investments amounted to $2.0 billion at September 30, 2006 and $2.9 billion at December 31, 2005.
     For contingent liquidity, the following table shows our unencumbered securities at September 30, 2006 and December 31, 2005 (dollars in billions):

		Percent of		Percent of
	September 30,	Regulatory	December 31,	Regulatory
	2006	Capital	2005	Capital
Unencumbered mortgage- backed securities	$4.4	183%	$4.7	204%
Unencumbered obligations	—	—%	—	—%

Total	$4.4	183%	$4.7	204%

Total regulatory capital	$2.4		$2.3

     The following table shows our sources of contingent liquidity to support operations for 90 days compared to our liquidity needs at September 30, 2006 and December 31, 2005 (dollars in billions):

	September 30,	December 31,
	2006	2005
Unencumbered marketable assets maturing within 90 days	$2.6	$4.6
Unencumbered assets available for repurchase agreement borrowings	3.9	4.2
Advances maturing in 90 days or less	3.8	3.0
Other	0.5	0.3

Total	$10.8	$12.1

Liquidity needs for 90 days	$8.1	$6.7

Capital
     We had 19.7 million shares of capital stock outstanding at September 30, 2006 compared with 19.3 million shares outstanding at December 31, 2005. We issued 5.5 million shares to members and repurchased 5.1 million shares from members during the first nine months of 2006. Approximately 80 percent of our capital stock outstanding at September 30, 2006 and December 31, 2005 was activity-based stock that fluctuates primarily with the outstanding balances of advances made to members and mortgage loans.

     The following tables present our five largest stockholders and their percentages of total capital stock outstanding (including capital stock classified as mandatorily redeemable) at September 30, 2006 and December 31, 2005 (dollars in millions):

				Percent of
				Total
			September 30,	Regulatory
Name	City	State	2006	Capital Stock
Superior Guaranty Insurance Company[1]	Minneapolis	MN	$478	23.4%
Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	81	4.0
AmerUs Life Insurance Company	Des Moines	IA	77	3.8
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	68	3.3
TCF National Bank	Minneapolis	MN	56	2.7

Total			$760	37.2%

Total regulatory capital stock			$2,040

[1]	Excludes 0.9 percent owned by Wells Fargo Bank, N.A., an affiliate of Superior Guaranty Insurance Company.

[2]	Transamerica Life Insurance Company and Transamerica Occidental Life Insurance Company are affiliates.

				Percent of
				Total
			December 31,	Regulatory
Name	City	State	2005	Capital Stock
Superior Guaranty Insurance Company[1]	Minneapolis	MN	$525	26.0%
Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	81	4.0
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	68	3.4
AmerUs Life Insurance Company	Des Moines	IA	55	2.7
TCF National Bank	Minneapolis	MN	54	2.7

Total			$783	38.8%

Total regulatory capital stock			$2,017

[1]	Excludes 1.0 percent owned by Wells Fargo Bank, N.A., an affiliate of Superior Guaranty Insurance Company.

[2]	Transamerica Life Insurance Company and Transamerica Occidental Life Insurance Company are affiliates.

     Ownership of our capital stock is concentrated within the financial services industry. The Bank’s capital stock balances categorized by type of financial services company, as well as capital stock held by former members, are noted in the following table at September 30, 2006 and December 31, 2005 (dollars in millions):

	September 30,	December 31,
Institutional Entity	2006	2005
Commercial Banks	$972	$941
Insurance Companies	798	804
Savings and Loan Associations and Savings Banks	139	137
Credit Unions	78	71
Former Members	53	64

Total regulatory capital stock	$2,040	$2,017

     Former members own capital stock to support business transactions still carried on the Bank’s statements of condition following their termination from membership. This stock is mandatorily redeemable. See further discussion in “Mandatorily Redeemable Capital Stock” on page 76.
     Our members are required to maintain a certain minimum capital stock investment in the Bank. The minimum investment requirements are designed so that we remain adequately capitalized as member activity changes. To ensure we remain adequately capitalized within ranges established in the capital plan, these requirements may be adjusted upward or downward by the Bank’s Board of Directors. At September 30, 2006 and December 31, 2005, approximately 85 percent of our total capital was capital stock.
     Stock owned by members in excess of their minimum investment requirements is known as excess stock. The Bank’s excess capital stock including amounts classified as mandatorily redeemable capital stock were $101.5 million and $91.6 million at September 30, 2006 and December 31, 2005.

     Mandatorily Redeemable Capital Stock
     Although the mandatorily redeemable capital stock is not included in capital for financial reporting purposes, Finance Board interpretation requires that such outstanding stock be considered capital for determining compliance with our regulatory requirements.
     At September 30, 2006, we had $70.0 million in capital stock subject to mandatory redemption from 33 members and former members. At December 31, 2005, we had $85.1 million in capital stock subject to mandatory redemption from 29 members and former members. This amount has been classified as mandatorily redeemable capital stock in the statements of condition in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The following table shows the amount of capital stock subject to mandatory redemption by the time period in which we anticipate redeeming the capital stock based on our practices at September 30, 2006 and December 31, 2005 (dollars in millions):

	September 30,	December 31,
Year of Redemption	2006	2005
Due in one year or less	$—	$12
Due after one year through two years	14	6
Due after two years through three years	10	26
Due after three years through four years	39	18
Due after four years through five years	6	19
Thereafter	1	4

Total	$70	$85

     A majority of the capital stock subject to mandatory redemption at September 30, 2006 and December 31, 2005 was due to voluntary termination of membership as a result of a merger or consolidation into a nonmember or into a member of another FHLBank. In addition, during the second quarter of 2005, a member submitted a notice of withdrawal. The balance in mandatorily redeemable capital stock related to this withdrawal was $16.2 million and $21.1 million at September 30, 2006 and December 31, 2005. The remainder was due to members requesting partial repurchases of excess stock. These partial repurchases amounted to $0.4 million at September 30, 2006 and $0.3 million at December 31, 2005.
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

     For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock plus retained earnings. The following table shows the Bank’s compliance with the Finance Board’s capital requirements at September 30, 2006 and December 31, 2005 (dollars in millions):

	September 30, 2006		December 31, 2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$526	$2,382	$520	$2,346
Total capital-to-asset ratio	4.00%	5.54%	4.00%	5.13%
Total regulatory capital	$1,719	$2,382	$1,829	$2,346
Leverage ratio	5.00%	8.31%	5.00%	7.70%
Leverage capital	$2,149	$3,573	$2,286	$3,520
     The Bank’s regulatory capital-to-asset ratio at September 30, 2006 and December 31, 2005 would have been 5.30 percent and 4.93 percent if all excess capital stock had been repurchased.
     Dividends
     We paid cash dividends of $53.8 million during the first nine months of 2006 compared to $47.3 million during the same period of 2005. The annualized dividend rate paid during the first nine months of 2006 was 3.69 percent compared with 2.83 percent for the same period in 2005.
     During 2005 the Board of Directors limited dividend payments in order to increase the Bank’s level of retained earnings to a target level. Pursuant to an Advisory Bulletin the Finance Board issued in August 2005, the Bank was required, until such time as its SEC registration became effective, to consult with and receive approval from the Finance Board’s Office of Supervision prior to the declaration of a dividend.
     At December 31, 2005, the Bank had retained earnings of $329.2 million. A significant portion of our retained earnings was derived from the acceleration of income related to the loss of hedge accounting and subsequent termination of certain mortgage loan hedging relationships in the fourth quarter of 2005. As a consequence, the Bank met the retained earnings target previously established by the Board. However, in March 2006 the Finance Board issued a proposed regulation that, if adopted, would, among other things, require each FHLBank to maintain retained earnings in an amount at least equal to $50 million plus one percent of the amount of the FHLBank’s non-advance assets. At September 30, 2006, the Bank had retained earnings of $341.5 million, which exceeded the level required under the proposed Finance Board regulation.
     Following effectiveness of the Bank’s SEC registration on July 11, 2006, advance approval of the Finance Board’s Office of Supervision was not required. However, in August 2006, prior to declaring the periodic dividend, the Bank’s Board of Directors amended its reserve capital policy to include a limitation on the payment of dividends not to exceed GAAP income earned in the fiscal period for which the dividend is declared.

     In recent years, the Bank has attempted to achieve a balance between offering attractively priced products, providing a reasonable dividend yield indexed to the average three-month LIBOR, and maintaining adequate retained earnings to support safe and sound business operations. The Bank’s retained earnings policy, which the Board of Directors amended effective August 1, 2006, establishes retained earnings minimum balances. This policy also identifies specific circumstances where the dividend will either be reduced or the Bank’s Board of Directors will review the current and future dividend levels. Additionally, if the Bank’s retained earnings falls below the established minimum, the Board of Directors will evaluate the need to reduce dividend payments until retained earnings return to the minimum required balance.
     For additional information regarding “Dividends” refer to our Form 10.
Critical Accounting Policies and Estimates
     The Bank did not implement any material changes to its accounting policies or estimates, nor did the Bank implement any new accounting policies that had a material impact on the Bank’s results of operations or financial condition during the three months ended September 30, 2006. For additional discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in the Bank’s Form 10.
Legislative and Regulatory Developments
Delay in Publication of the FHLBanks’ Combined Financial Reports; Intended Restatement by the Office of Finance
     The Office of Finance has not yet published the FHLBanks’ 2004 third quarter combined financial report, 2004 full-year combined financial report, any 2005 combined financial reports, or 2006 first quarter combined financial report. In addition, the Office of Finance has announced that its board of directors had decided to restate the FHLBanks’ combined financial statements for the years ended December 31, 2001, 2002, and 2003, and subsequent interim periods. All 12 FHLBanks have registered a class of equity securities with the SEC, as required by the Finance Board. The Office of Finance published the 2005 combined financial report on November 8, 2006 and has stated that it expects to publish the 2004 combined financial report by December 31, 2006. The Office of Finance has stated that the remaining combined financial reports are expected to be published as soon as practical but not later than June 20, 2007. It is uncertain at this time what effect, if any, the delays in publication of the combined Financial Reports will have on the cost of FHLBank System debt, the timing of the issuance of new FHLBank System debt, or other aspects of the Bank’s operations.

Risk Management
     We have risk management policies that monitor and control our exposure to market, liquidity, credit, operational, and business risk. These policies are established by the Bank’s Board of Directors and address Finance Board regulations. Our primary objective is to manage assets, liabilities, and derivative exposures in ways that protect the par redemption value of capital stock from risks, including fluctuations in market interest rates and spreads.
     In October 2006, the Bank’s Board of Directors formed a Risk Management Committee for the purpose of overseeing the integration of risk management in the Bank through an enterprise risk management process. The Committee will monitor the risk framework of the Bank and effective management of all risk categories, and oversee the establishment and maintenance of an effective risk culture throughout the Bank.
     As part of the Bank’s ongoing management of market risk, the Board of Directors, in October 2006, approved a proposal to establish a “risk budget” to be used for the purpose of further curtailing the Bank’s exposure to loss of income and market value of its capital stock in the event of sudden and severe interest rate movements of 200 basis points or more. The Bank is currently evaluating the effectiveness of alternatives for utilization of this “risk budget,” including the potential purchase of derivative instruments that would be accounted for as economic hedges.
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
Market Risk
     We define market risk as the risk that net interest income or net market value of capital stock will change as a result of changes in market conditions such as interest rates, spreads, and volatilities. Interest rate risk was the predominant type of market risk exposure throughout the first nine months of 2006 and throughout 2005. Our financial risk management policy is designed to provide an asset and liability management framework to respond to changes in market conditions without creating undue balance sheet stress. The Board of Directors routinely reviews both the policy limits and the actual exposures to verify the level of interest rate risk in our balance sheet remains at prudent and reasonable levels.

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
     The following tables show our net market value of capital stock and the percentage change from base case using implied forward rates and assuming interest rates instantaneously shift up and down 50 and 100 basis points at each quarter-end during 2005, and at March 31, 2006, June 30, 2006, and September 30, 2006 (dollars in millions):

	Net Market Value of Capital Stock
	Down 100	Down 50	Base Case	Up 50	Up 100
2006
September	$1,960	$1,996	$1,994	$1,971	$1,936
June	1,988	2,011	2,015	2,007	1,993
March	2,007	2,009	1,982	1,936	1,880
2005
December	1,999	2,045	2,051	2,032	1,996
September	2,109	2,131	2,124	2,096	2,054
June	2,303	2,356	2,388	2,388	2,363
March	2,281	2,329	2,347	2,343	2,326

	Percentage Change from Base Case
	Down 100	Down 50	Base Case	Up 50	Up 100
2006
September	(1.7)%	0.1%	—	(1.1)%	(2.9)%
June	(1.4)%	(0.2)%	—	(0.4)%	(1.1)%
March	1.3%	1.4%	—	(2.3)%	(5.1)%
2005
December	(2.5)%	(0.3)%	—	(0.9)%	(2.7)%
September	(0.7)%	0.3%	—	(1.3)%	(3.3)%
June	(3.6)%	(1.3)%	—	0.0%	(1.0)%
March	(2.8)%	(0.8)%	—	(0.2)%	(0.9)%

     The decrease in net market value of capital stock at September 30, 2006 compared with June 30, 2006 was primarily attributable to a decrease in the Bank’s activity-based capital stock required to support advances and mortgage loans. At September 30, 2006, percentage changes from base case in the Bank’s market value profile were principally caused by higher interest rates, a flattening of the yield curve, lower volatilities, and asset-liability rebalancing relating to mortgage loans. To protect the net market value of capital stock, we use hedging transactions such as entering into or canceling interest rate swaps on existing debt and altering the funding structures of new mortgage purchases.
     The percentage change from our base case under the interest rate scenarios shown in the table above has remained relatively moderate, indicating that our current risk management activities are reasonably effective at reducing the exposure of our market value of capital stock to interest rate risk. Relative to December 31, 2005, the Bank’s market value profile at September 30, 2006 shows a slightly reduced exposure to rising and falling interest rates.
     During the first quarter of 2005, the Bank’s financial risk management policy was amended to require the net market value of capital stock, adjusted for certain factors, to be greater than $92 per share. Prior to the amendment, the policy minimum was $90 per share. In June 2006, the Bank’s policy was further amended to require the net market value of capital stock to be greater than $95 per share. The Bank was in compliance with its policy in the first nine months of 2006 and throughout 2005.
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

     Our estimate of value at risk excludes changes resulting from the widening or narrowing of the LIBOR option-adjusted spread (LOAS) on mortgage assets. Fluctuations in LOAS result in changes in estimated liquidation value of the mortgage assets. We exclude the impact of changes in LOAS from value at risk estimates as virtually all our mortgage assets are held to maturity. As a held-to-maturity portfolio, earnings of the Bank are affected by the LOAS on fixed rate mortgage assets at the time of purchase. Subsequent fluctuations in mortgage LOAS, increasing or decreasing the liquidation value of our mortgage portfolio, are not reflected with a corresponding effect on the Bank’s earnings potential.
     Value at risk is useful to establish risk tolerance limits and is commonly used in asset-liability management. We maintain value at risk below a level that ranges from 4 percent to 10 percent of total equity depending upon the level of mortgage assets acquired from the mortgage purchase programs to total assets, as specified by the Bank’s Board of Directors. The following table shows the high, average, and low amounts for month-end market value of equity at risk (expressed as a percent of the total market value of equity) and the related policy limits of value at risk for 2005 and the first nine months of 2006:

	Market Value of
	Equity at Risk
	(% of Total Equity)	Policy Limit
2006 (first nine months)
High (March)	(6.2)%	(8.6)%
Average	(5.3)%	(8.5)%
Low (July)	(4.7)%	(8.4)%
September	(4.7)%	(8.4)%

2005
High (December)	(5.1)%	(8.5)%
Average	(2.6)%	(8.8)%
Low (February)	(1.1)%	(9.0)%
December	(5.1)%	(8.5)%
     Management believes the Bank’s market value of equity at risk has been acceptably low at each month-end and generally well below our established policy limits for the same periods. Changes in the risk profile were driven by increasing interest rates, flattening yield curves, and changing yield spreads during the nine months ended September 30, 2006 and throughout 2005, adjustments to our asset, liability, and derivative levels as necessary to protect the par redemption value of capital stock, and valuation assumption changes to certain financial instruments.

     We also report results of the six-month value at risk calculation described above to the Finance Board as part of risk based capital. We estimated with 99 percent confidence that market value of total equity could decline in a six-month holding period by less than 11.6 percent at September 30, 2006 and 11.5 percent at December 31, 2005 using the regulatory methodology prescribed by the Finance Board. During the first nine months of 2006 and the year 2005, the increase was due mainly to increasing interest rates, flattening yield curves, changing yield spreads, adjustments to our balance sheet as necessary to protect the par redemption value of capital stock, and valuation assumption changes to certain financial instruments.
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
     The following table shows duration gap for the Bank using implied forward rates and assuming interest rates shift instantaneously up and down 50 and 100 basis points for each quarter-end during 2005 and at March 31, 2006, June 30, 2006, and September 30, 2006 (in months):

	Down 100	Down 50	Base Case	Up 50	Up 100
2006
September	(4.4)	(1.8)	(0.2)	0.7	1.2
June	(3.0)	(1.7)	(1.0)	(0.4)	(0.0)
March	(2.1)	(0.2)	1.1	1.9	2.4
2005
December	(4.5)	(2.2)	(0.5)	0.6	1.3
September	(2.4)	(0.9)	0.3	1.2	1.8
June	(3.3)	(2.4)	(1.2)	0.2	1.2
March	(3.3)	(2.0)	(0.8)	0.1	0.7
     Duration gaps across most interest rate scenarios during the first nine months of 2006 and the year 2005 remained relatively moderate and indicated more risk exposure to declining rates than to rising rates. We have maintained duration gap within our risk tolerances (plus or minus six months in the base case) throughout the period. We accomplished this objective through mortgage hedging activity and asset-liability rebalancing actions. Relative to December 31, 2005, the Bank’s duration gap profile at September 30, 2006 shows a slightly reduced exposure to falling interest rates and nearly the same exposure to rising interest rates.

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
     The following table shows duration gaps for the Mortgage Finance segment using implied forward rates and assuming interest rates instantaneously shift up and down 50 and 100 basis points for each quarter-end during 2005 and at March 31, 2006, June 30, 2006, and September 30, 2006 (in months):

	Down 100	Down 50	Base Case	Up 50	Up 100
2006
September	(11.4)	(4.5)	(0.3)	2.0	3.5
June	(6.6)	(2.9)	(0.6)	0.9	2.0
March	(6.6)	(0.6)	2.5	4.4	5.6
2005
December	(11.0)	(4.5)	(0.4)	2.2	4.0
September	(3.4)	(1.4)	1.9	4.1	5.2
June	(8.6)	(7.0)	(3.3)	0.6	3.0
March	(6.3)	(4.6)	(1.7)	0.5	1.7
     Mortgage Finance duration gaps across most interest rate scenarios at September 30, 2006 and throughout 2005 remained relatively moderate and continued to reflect more risk exposure to declining rates than rising rates. Changes in Mortgage Finance duration gap throughout 2006 were primarily attributed to management’s decision to adjust the funding and hedging profile for our mortgage assets to reflect changing market environments and mortgage prepayment projections. Relative to December 31, 2005, the Mortgage Finance duration gap profile at September 30, 2006 shows a slightly increased exposure to falling interest rates and a slightly reduced exposure to rising interest rates.
     Bank policy requires that we maintain base case duration gap of the Mortgage Finance segment within a range of plus or minus six months; daily operating guidelines of the Bank’s Asset-Liability Committee further limit the range. The Bank was in compliance with its policy during the nine months ended September 30, 2006 and throughout 2005.

     Mortgage Finance Typical Funding Structures—When we purchase mortgages, we attempt to match the initial duration of our liabilities to our assets within a reasonable range. We issue a mix of debt securities across a broad spectrum of final maturities to achieve the desired liability durations. For additional information see “Mortgage Finance Typical Funding Structures” in the Bank’s Form 10.
     At September 30, 2006 and December 31, 2005, 100 percent of our fixed rate mortgage asset portfolio was funded with callable and noncallable fixed rate debt. At September 30, 2006, 18 percent of our mortgage portfolio was funded with prepayment linked consolidated obligation bonds compared with 19 percent at December 31, 2005. At September 30, 2006, 7 percent of our debt funding our mortgage loans was variable rate swaps compared with 10 percent at December 31, 2005.
     Our funding of mortgage assets is designed to be flexible to handle changes in mortgage asset prepayment speeds. The following table shows a base case projection of remaining fixed rate mortgage asset balances assuming a 15 percent constant prepayment rate and the supporting funding based on the slowest and fastest contractual pay-down scenarios at September 30, 2006 and December 31, 2005:

	Projected Remaining Balances as a Percent
	of September 30, 2006 Balances
	1 year	3 years	5 years	10 years	15 years
Mortgage assets (base case)	83%	58%	40%	15%	5%
Mortgage liabilities
Assuming payoff at maturity (slowest)	93%	66%	48%	17%	6%
Assuming payoff on earliest call date (fastest)	61%	38%	26%	8%	3%

	Projected Remaining Balances as a Percent
	of December 31, 2005 Balances
	1 year	3 years	5 years	10 years	15 years
Mortgage assets (base case)	83%	58%	40%	15%	5%
Mortgage liabilities
Assuming payoff at maturity (slowest)	93%	70%	51%	18%	8%
Assuming payoff on earliest call date (fastest)	59%	35%	25%	8%	4%

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
     The notional amount of derivatives reflects the volume of our hedges, but it does not measure the credit exposure of the Bank because there is no principal at risk. The following table categorizes the notional amount of our derivatives at September 30, 2006 and December 31, 2005 (dollars in millions):

	September 30,	December 31,
	2006	2005
Notional amount of derivatives
Interest rate swaps
Noncancelable	$12,704	$14,727
Cancelable by counterparty	13,059	16,231

	25,763	30,958

Interest rate caps	100	100
Mortgage delivery commitments	23	36
Forward settlement agreements	23	37

Total notional amount	$25,909	$31,131

     We record derivatives on the statements of condition at fair value. After netting the fair market values and accrued interest of the derivative instruments by counterparty, we classify positive counterparty balances as derivative assets and negative counterparty balances as derivative liabilities. Derivative assets represent our maximum credit risk to counterparties, and derivative liabilities represent the exposures of counterparties to us. Except for economic hedging relationships, all of the net estimated fair value gains and losses on our derivative contracts are offset by net hedging fair value adjustment losses and gains or other book value adjustments on the related hedged items.
     The notional amount of derivatives declined during 2006 primarily as a result of the discontinuance of our mortgage loan hedging strategy in 2005.

     The following table categorizes the notional amount and the estimated fair value of derivative financial instruments, excluding accrued interest, by product and type of accounting treatment. The category fair value represents hedges that qualify for fair value hedge accounting. The category economic represents hedge strategies that do not qualify for hedge accounting. Amounts at September 30, 2006 and December 31, 2005 were as follows (dollars in millions):

	September 30, 2006		December 31, 2005
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Advances
Fair value	$11,139	$(22)	$10,736	$(52)
Economic	500	—	907	(6)
Mortgage Assets
Mortgage-backed securities
Economic	107	—	109	—
Mortgage delivery commitment derivatives
Economic	45	—	73	—
Investments
Fair value	—	—	250	—
Consolidated obligations
Bonds
Fair value	14,103	(258)	19,041	(386)
Economic	15	—	15	(1)

Total notional and fair value	$25,909	$(280)	$31,131	$(445)

Total derivatives, excluding accrued interest		(280)		(445)
Accrued interest		63		84

Net derivative balance		$(217)		$(361)

Net derivative assets		19		18
Net derivative liabilities		(236)		(379)

Net derivative balance		$(217)		$(361)

     At September 30, 2006 and December 31, 2005, we had one callable bond with a par amount of $15 million that contains an embedded derivative that has been bifurcated from its host. The fair value of this embedded derivative is presented on a combined basis with the host contract and not included in the above table. The fair value of the embedded derivative was a liability of $0.2 million and $0.3 million at September 30, 2006 and December 31, 2005.

Liquidity Risk
     See “Liquidity” beginning on page 69 for additional detail of our liquidity management.
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
     At September 30, 2006 and December 31, 2005, four borrowers and two borrowers had outstanding advances greater than $1 billion. These advance holdings represented approximately 24 percent and 13 percent of the total par value of advances outstanding at September 30, 2006 and December 31, 2005. For further discussion on our largest borrowers of advances, see “Advances” on page 62.
     We assign discounted values to collateral pledged to the Bank based on its relative risk. At September 30, 2006, borrowers reported $45 billion of collateral (net of applicable discount or margin factors) to support $24 billion of advances and other activities with the Bank. At December 31, 2005, borrowers reported $56 billion of collateral (net of applicable discount or margin factors) to support $22 billion of advances and other activities. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate liquidity and to borrow in the future.

     The following table shows the dollar and percentage composition (net of applicable discount and margin factors) of collateral pledged to the Bank at September 30, 2006 and December 31, 2005 (dollars in billions):

	September 30,		December 31,
	2006		2005
Collateral Type	Dollars	Percent	Dollars	Percent
Residential mortgage loans	$21.5	47.7%	$35.1	62.5%
Other real estate related collateral	15.0	33.3	13.5	24.0
Investment securities/insured loans	7.7	17.2	6.9	12.3
Secured small business, small farm, and small agribusiness loans	0.8	1.8	0.7	1.2

Total collateral	$45.0	100.0%	$56.2	100.0%

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

     The following table provides a comparison of the MPF products:

			Average PFI
			Credit
			Enhancement	Base and		Additional
		PFI Credit	Amount as	Performance		Credit
		Enhancement	Percent of	Based Credit	Credit	Enhance-
Product	MPF Bank	Size	Master	Enhancement	Enhancement	ment Fee to	Servicing
Name	FLA Size	Description	Commitment[1]	Fee to PFI	Fee Offset[2]	PFI[3]	Fee to PFI
(1) Original MPF	3 to 6 basis points per year based on the remaining unpaid principal balance	Equivalent to AA	2.92%	8 to 11 basis points per year paid monthly	No	0 to 3.75 basis points per year paid monthly	25 basis points per year

(2) MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	0.79%	7 to 11 basis points per year paid monthly	Yes–after 3 years	0 to 3.75 basis points per year paid monthly	25 basis points per year

(3) MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	1.28%	7 to 10 basis points per year paid monthly	Yes	0 to 3.75 basis points per year paid monthly	25 basis points per year

(4) MPF Plus[4]	Sized to equal expected losses	0 to 20 basis points after FLA and supplemental mortgage insurance	1.06%	6.5 to 8.5 basis points per year fixed plus 8.0 to 10.0 basis points per year performance based (delayed for 1 year); all paid monthly	Yes – performance based only	0 to 3.86 basis points per year paid monthly	25 basis points per year

(5) Original MPF FHA/VA	NA	Unreimbursed servicing expenses	NA	2 basis points per year paid monthly	No	0 to 5.0 basis points per year paid monthly	44 basis points per year

[1]	MPF Program Master Commitments participated in or held by the Bank as of September 30, 2006.

[2]	Future payouts of performance based credit enhancement fees are reduced when losses are allocated to the First Loss Account (FLA).

[3]	Additional credit enhancement fee is fixed and cannot be reduced when losses are allocated to the FLA. The additional credit enhancement fee does not relate to any residual credit risk in the underlying mortgages in the MPF program.

[4]	PFI credit enhancement amount includes SMI policy coverage.
     The FLA is a memorandum account which is a record-keeping mechanism we use to track the amount of losses for which the Bank could have a potential loss exposure (before the member’s credit enhancement is used to cover losses). The table on page 90 provides information on potential exposure related to the FLA for each MPF product. The FLA is not funded by the Bank or the participating member. Reductions in the amount of base or performance based credit enhancement fees paid to the participating member offset any losses incurred by the Bank, up to the limit of the FLA, except for the Original MPF product. The Bank maintains the FLA for each master commitment. Losses in excess of a participating member’s FLA have been negligible since the inception of the MPF program.
     The following table presents activity in the FLA memorandum account for the nine months ended September 30, 2006 and the year ended December 31, 2005 (dollars in millions):

	September 30,	December 31,
	2006	2005
Balance, beginning of period	$91	$88

Additions due to loan purchases	2	3
Deductions due to loss on sale of property	—	—

Balance, end of period	$93	$91

     PFIs are paid credit enhancement fees as an incentive to minimize credit losses and share in the risk on MPF loans, and to pay for supplemental mortgage insurance (SMI). These fees are paid monthly and are determined based on the remaining principal balance of the MPF loans. The amount of the required credit enhancement fee may vary depending on the MPF products selected. Credit enhancement fees are recorded as a reduction to mortgage loan interest income. The Bank also pays performance based credit enhancement fees which are based on actual performance of the mortgage loans. In general, base or performance based fees are net of cumulative unrecovered losses paid by the Bank. To the extent that losses in the current month exceed base or performance based credit enhancement fees accrued, the remaining losses are recovered from future base or performance based credit enhancement fees payable to the member. The Bank recorded credit enhancement fees of $5.7 million and $6.6 million for the three months ended September 30, 2006 and 2005. The Bank recorded credit enhancement fees of $17.6 million and $20.6 million for the nine months ended September 30, 2006 and 2005. We recorded credit enhancement fees of $26.9 million for the year ending December 31, 2005. Our liability for credit enhancement fees was $8.8 million and $10.0 million at September 30, 2006 and December 31, 2005.

     The following table presents our MPF portfolio by product type at September 30, 2006 and December 31, 2005 at par value (dollars in billions):

	September 30, 2006		December 31, 2005
Product Type	Dollars	Percent	Dollars	Percent
Original MPF	$0.2	1.7%	$0.1	0.8%
MPF 100	0.1	0.8	0.2	1.5
MPF 125	1.0	8.3	0.9	6.9
MPF Plus	10.2	84.3	11.2	85.5

Total conventional loans	11.5	95.1	12.4	94.7

Government-insured loans	0.5	4.1	0.6	4.5

Total mortgage loans	12.0	99.2	13.0	99.2

MPF Shared Funding recorded in investments	0.1	0.8	0.1	0.8

Total MPF related assets	$12.1	100.0%	$13.1	100.0%

     The MPF Shared Funding Certificates included in the preceding table are mortgage-backed certificates created from conventional conforming mortgages using a senior/subordinated tranche structure. The Bank’s investment is recorded in held-to-maturity securities. The following table shows our Shared Funding Certificates and credit ratings at September 30, 2006 and December 31, 2005 (dollars in millions):

	September 30,	December 31,
Credit Rating	2006	2005
AAA	$60	$67
AA	2	2

Total MPF Shared Funding Certificates	$62	$69

     At September 30, 2006 and December 31, 2005, we held mortgage loans acquired from Superior amounting to $10.4 billion and $11.5 billion. At September 30, 2006, and December 31, 2005, these loans represented 86 percent and 88 percent of total mortgage loans at par value. The loans are primarily MPF Plus and government-insured loans.
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

     The following table shows portfolio characteristics of the conventional loan portfolio at September 30, 2006 and December 31, 2005. Portfolio concentrations are calculated based on unpaid principal balances.

	September 30,	December 31,
	2006	2005
Portfolio Characteristics

Regional concentration[1]
Midwest	35.0%	33.9%
West	19.5%	20.8%
Southeast	16.3%	16.4%
Southwest	16.9%	16.1%
Northeast	12.3%	12.8%

State concentration
Minnesota	13.0%	12.8%
California	10.0%	10.8%
Illinois	5.8%	5.9%
Iowa	5.4%	4.8%
Texas	4.2%	4.1%

Weighted average FICO (register mark) score at origination[2]	734	733
Weighted average loan-to-value at origination	68%	69%

Average loan amount at origination	$158,806	$159,778

Original loan term
Less than or equal to 15 years	26%	27%
Greater than 15 years	74%	73%

[1]	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.

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

     We monitor the delinquency levels of our mortgage loan portfolio on a monthly basis. A summary of our delinquencies at September 30, 2006 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total
30 days	$86	$23	$109
60 days	16	4	20
90 days	5	3	8
Greater than 90 days	2	2	4
Foreclosures and bankruptcies	39	6	45

Total delinquencies	$148	$38	$186

Total mortgage loans outstanding	$11,498	$539	$12,037

Delinquencies as a percent of total mortgage loans	1.3%	7.1%	1.6%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.4%	2.0%	0.5%

     A summary of our delinquencies at December 31, 2005 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total
30 days	$99	$28	$127
60 days	21	7	28
90 days	7	3	10
Greater than 90 days	4	3	7
Foreclosures and bankruptcies	62	8	70

Total delinquencies	$193	$49	$242

Total mortgage loans outstanding	$12,375	$623	$12,998

Delinquencies as a percent of total mortgage loans	1.6%	7.9%	1.9%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.6%	2.2%	0.7%

     For additional information related to delinquent mortgage loans, see the Bank’s Form 10.
     The allowance for credit losses on mortgage loans was as follows for the three months ended and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance, beginning of period	$763	$763	$763	$760

Charge-offs	—	—	—	—
Recoveries	—	—	—	3

Net charge-offs	—	—	—	3

Reversal of provision for credit losses	(513)	—	(513)	—

Balance, end of period	$250	$763	$250	$763

     In accordance with the Bank’s allowance for credit losses policy, the allowance estimate is based on historical loss experience, current delinquency levels, economic data, and other relevant factors using a pooled loan approach. On a regular basis, we monitor delinquency levels, loss rates, and portfolio characteristics such as geographic concentration, loan-to-value ratios, property types, and loan age. Other relevant factors evaluated in our methodology include changes in national/local economic conditions, changes in the nature of the portfolio, changes in the portfolio performance, and the existence and effect of geographic concentrations. The Bank monitors and reports portfolio performance regarding delinquency, nonperforming loans, and net charge-offs monthly. Adjustments to the allowance for credit losses are considered quarterly based upon charge-offs, current calculations for probability of default and loss severity, as well as the other relevant factors discussed above. As a result of our third quarter 2006 allowance for credit losses review, we decreased our provision for credit losses by $513,000 for the three and nine months ended September 30, 2006. Additionally, based upon this evaluation, the Bank determined that an allowance for credit losses of $250,000 was sufficient to cover projected losses in our MPF portfolio.
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

     At September 30, 2006, we owned $4.4 billion of mortgage-backed securities that were guaranteed by the U.S. government or issued by government-sponsored housing enterprises. In addition, we had $0.2 billion of other mortgage-backed securities that were rated AAA by an NRSRO. At December 31, 2005, we owned $4.7 billion of mortgage-backed securities that were guaranteed by the U.S. government or issued by government-sponsored housing enterprises. In addition, we had $0.2 billion of other mortgage-backed securities that were rated AAA by an NRSRO. We have participated in the MPF Shared Funding Program that has periodically created mortgage-backed certificates.
     The Bank also invests in state housing finance agency bonds. At September 30, 2006, we had $4.9 million of state agency bonds rated AA or higher compared with $6.9 million at December 31, 2005.
     Investments
     We maintain an investment portfolio to provide liquidity and promote asset diversification. Finance Board regulations and policies adopted by the Board of Directors limit the type of investments we may purchase.
     The largest unsecured exposure to any single short-term counterparty excluding government-sponsored enterprises was $330 million at September 30, 2006 and $300 million at December 31, 2005. The following tables show our unsecured credit exposure to investment counterparties (including accrued interest receivable) at September 30, 2006 and December 31, 2005 (dollars in millions):

	September 30, 2006
	Certificates of	Commercial	Overnight	Term	Other
Credit Rating[1]	Deposit	Paper	Fed Funds	Fed Funds	Obligations[2]	Total
AAA	$—	$—	$—	$—	$563	$563
AA	—	299	1,150	—	—	1,449
A	—	—	805	—	—	805

Total	$—	$299	$1,955	$—	$563	$2,817

	December 31, 2005
	Certificates of	Commercial	Overnight	Term	Other
Credit Rating[1]	Deposit	Paper	Fed Funds	Fed Funds	Obligations[2]	Total
AAA	$—	$299	$—	$—	$555	$854
AA	—	299	1,130	—	—	1,429
A	638	149	1,761	95	—	2,643

Total	$638	$747	$2,891	$95	$555	$4,926

[1]	Credit rating is the lowest of Standard & Poor’s, Moody’s, and Fitch ratings stated in terms of the Standard & Poor’s equivalent.

[2]	Other obligations represent obligations in government-sponsored enterprises and other FHLBanks.

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
     Excluding mortgage delivery commitments that were fully collateralized, we had 26 active derivative counterparties at September 30, 2006, and 25 at December 31, 2005, most of which were large highly rated banks and broker-dealers. At September 30, 2006 and December 31, 2005, five counterparties represented approximately 54 percent and 55 percent, respectively, of the total notional amount of outstanding derivative transactions, and all five had a credit rating of A or better. At September 30, 2006, one counterparty with an AA credit rating, HSBC Bank USA, N.A., represented $10.2 million or approximately 54 percent of our net derivatives exposure after collateral. At December 31, 2005, one counterparty with an AA credit rating, HSBC Bank USA, N.A., represented $9.9 million or approximately 54 percent of our net derivatives exposure after collateral. In addition, we had mortgage delivery commitment derivatives with notional amounts of $23 million at September 30, 2006 compared with $36 million at December 31, 2005. Participating members are assessed a fee for failing to fulfill their mortgage delivery commitments.

     The following tables show our derivative counterparty credit exposure at September 30, 2006 and December 31, 2005, excluding mortgage delivery commitments and after applying netting agreements and collateral (dollars in millions):

	September 30, 2006
			Total	Value	Exposure
Credit	Active	Notional	Exposure at	of Collateral	Net of
Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]
AAA	3	$1,881	$—	$—	$—
AA	16	14,035	15	—	15
A	7	9,970	4	—	4

Total	26	$25,886	$19	$—	$19

	December 31, 2005
			Total	Value	Exposure
Credit	Active	Notional	Exposure at	of Collateral	Net of
Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]
AAA	3	$2,723	$—	$—	$—
AA	14	15,099	18	—	18
A	8	13,273	—	—	—

Total	25	$31,095	$18	$—	$18

[1]	Credit rating is the lower of the Standard & Poor’s, Moody’s, and Fitch ratings stated in terms of a Standard & Poor’s equivalent.

[2]	Notional amounts serve as a factor in determining periodic interest amounts to be received and paid and generally do not represent actual amounts to be exchanged or directly reflect our exposure to counterparty credit risk.

[3]	For each counterparty, this amount includes derivatives with a net positive market value including the related accrued interest receivable/payable (net).

[4]	Amount equals total exposure at fair value less value of collateral pledged as determined at the counterparty level.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     See “Market Risk” beginning on page 79 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
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

     Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO) at September 30, 2006. Based upon the evaluation, the CEO and CFO have concluded that the Bank’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-13(e) and 15d-15(e), were not effective as of September 30, 2006. This determination is a result of the material weaknesses that management identified.
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
     Actions taken to address these material weaknesses are described in “Changes in Internal Control over Financial Reporting” and “Plan of Remediation for Identified Material Weaknesses” herein. The Bank is in the process of remediating the material weaknesses identified, as discussed above and in the Bank’s Form 10 under “Risk Factors” and “Internal Control Considerations”.
Changes in Internal Control over Financial Reporting
     For the three months ended September 30, 2006, the Bank implemented and enhanced certain internal controls over financial reporting. Specifically, the Bank has made the following changes:
•	the Bank implemented a process to enhance controls related to reconciliations of internal derivative valuations to counterparty derivative valuations. This process enhancement was effective on August 31, 2006.
•	the Bank hired a Chief Business Officer, Chief Financial Officer, Derivative Manager, and External Reporting Manager. Filling these positions in an important step in addressing the material weakness that the Bank did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of GAAP commensurate with the Bank’s financial reporting requirements.
•	the Bank implemented additional controls over spreadsheets to limit access to selected authorized individuals.

Plan of Remediation for Identified Material Weaknesses
     The Bank has initiated actions to address remediation efforts over the material weaknesses identified above. Those remediation efforts include the following:
•	the Bank plans for the hiring of additional accounting and management personnel.
•	the Bank initiated a process to research and identify information technology systems that would reduce the Bank’s reliance on manual processes and spreadsheets thereby enhancing the Bank’s internal controls over financial reporting.
•	the Bank is in the process of enhancing spreadsheet controls and documentation in preparation for compliance with Sarbanes-Oxley Section 404. This includes moving our spreadsheets to a controlled information technology environment.
•	the Bank is in the process of testing an information technology system that is expected to enhance the valuation of the optionality embedded in our derivative positions.
•	the Bank has scheduled SFAS 133 training for our accounting staff.
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

Item 1A. Risk Factors
     Except as disclosed below, there were no material changes from the risk factors previously disclosed in the Bank’s Form 10 for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on July 10, 2006.
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
     Additionally, James Huston served as Interim Chief Financial Officer from February 2006 until July 14, 2006. Effective July 15, 2006, Ronald Greeson, our Chief Accounting Officer, resigned from his position at the Bank. Effective July 18, 2006, Edward McGreen, Senior Vice President and Chief Capital Markets Officer, was appointed interim Chief Financial Officer. On August 23, 2006 the Board of Directors appointed Steven T. Schuler as Senior Vice President and Chief Financial Officer effective with his employment on September 18, 2006.
     Effective March 31, 2006, Amy Angle, our former Chief Operating Officer and F. James Bishop, our former Chief Risk Officer resigned from their positions at the Bank. On July 31, 2006, the Board of Directors appointed Michael L. Wilson as Senior Vice President and Chief Business Officer effective with his employment on August 21, 2006.
     Effective May 15, 2006, the Bank’s Director of Internal Audit resigned from his position at the Bank. The Board of Directors recently completed a search for a new Director of Internal Audit, and appointed Kelly E. Rasmuson to that position effective with his employment on September 5, 2006.
     These changes in senior management and other key personnel have created risk for the Bank, including, but not limited to, loss of continuity, possible delays in implementing initiatives, and potential uncertainty by employees and existing and prospective members about the direction and prospects of the Bank. Each of these factors could materially and adversely affect, among other things, the Bank’s operations, operating results, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932.*

3.2	Bylaws of the Federal Home Loan Bank of Des Moines effective January 12, 2006.*

4.1	Federal Home Loan Bank of Des Moines Capital Plan dated July 8, 2002, approved by the Federal Housing Finance Board July 10, 2002.*

4.2	Reserve Capital Policy effective August 1, 2006 and as amended August 24, 2006.****

10.12	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement effective July 20, 2006.**

10.13	Employment Agreement with Michael L. Wilson effective August 21, 2006.***

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the senior vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the senior vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the correspondingly numbered exhibit to our Form 10 filed with the Securities and Exchange Commission on May 12, 2006.

**	Incorporated by reference to the correspondingly numbered exhibit to our Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on July 10, 2006.

***	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the Securities and Exchange Commission on July 31, 2006.

****	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the Securities and Exchange Commission on August 30, 2006.

SIGNATURE
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)

Date:	November 14, 2006

By:	/s/ Richard Swanson Richard S. Swanson
President and Chief Executive Officer