Form 10-K
period 2006-12-31
Federal Home Loan Bank of Des Moines
filed 2007-03-30
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51999

FEDERAL HOME LOAN BANK OF
DES MOINES
(Exact name of registrant as specified in its charter)

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	42-6000149 (I.R.S. employer identification number)

Skywalk Level 801 Walnut Street, Suite 200 Des Moines, IA (Address of principal executive offices)	50309 (Zip code)
Registrant’s telephone number, including area code: (515) 281-1000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to
Section 12(g) of the Act: Class B Stock, par value $100
Name of Each Exchange on Which Registered: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2006, the aggregate par value of the stock held by members of the registrant was approximately $1,982,479,000. At February 28, 2007, 19,115,372 shares of stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this report, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements. These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under “Item 1A—Risk Factors” at page 42.
PART I
ITEM 1—BUSINESS
Overview
The Federal Home Loan Bank of Des Moines (the Bank, we, us, or our) is a federally chartered corporation that is exempt from all federal, state, and local taxation except real property taxes and is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act). The FHLBanks serve the public by enhancing the availability of funds (advances and mortgage loans) for residential mortgages and targeted community development. We provide a readily available, low cost source of funds to our member institutions and eligible housing associates in Iowa, Minnesota, Missouri, North Dakota, and South Dakota. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership.
We are a cooperative. This means we are owned by our customers, whom we call members. All members must purchase and maintain membership capital stock in the Bank as a condition of membership based on the amount of their total assets. Each member is also required to purchase and maintain activity-based capital stock to support certain business activities with us. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not required to and cannot hold capital stock.
The Bank’s current members own nearly all of the outstanding capital stock of the Bank. Former members own the remaining capital stock to support business transactions still carried on our statements of condition following their termination from membership. All stockholders, including both current members and former members, may receive dividends on their capital investment.

The FHLBanks and the Office of Finance, operating under the supervision and regulation of the Federal Housing Finance Board (Finance Board), comprise the Federal Home Loan Bank System (Bank System). The Office of Finance is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of consolidated obligations of the FHLBanks and to prepare the combined financial reports of the FHLBanks. The Finance Board is an independent executive agency in the United States (U.S.) Government responsible for supervising and regulating the FHLBanks and the Office of Finance. The primary duty of the Finance Board is to ensure that the FHLBanks operate in a financially safe and sound manner. Consistent with ensuring the safe and sound operations of the FHLBanks, the Finance Board’s other statutory duties are to supervise the FHLBanks, to ensure that the FHLBanks carry out their housing finance mission, and to ensure that the FHLBanks remain adequately capitalized and are able to raise funds in the capital markets. The Finance Board meets these responsibilities by establishing regulations that govern the operations of the Bank and by conducting periodic examinations of the Bank. The Finance Board is supported by assessments from the 12 FHLBanks. No tax dollars or other appropriations support the operations of the Finance Board or the FHLBanks.
Business Model
Our primary business objective is to be a reliable source of low-cost liquidity to our members while safeguarding their investment in us. Our mission is to provide “members and housing associates [e.g., state housing finance agencies] financial products and services, including but not limited to advances, that assist and enhance such members’ and housing associates ability to finance housing, including single-family and multi-family housing serving consumers at all income levels, and community lending.” Due to our cooperative nature, our assets, liabilities, capital, and financial strategies are reflective of changes in membership composition and member business activities with the Bank.
As a cooperative enterprise, the value we deliver to our shareholding members comes in two forms; the dividend we pay on our capital stock and the pricing we offer on our products and services. We attempt to balance those two value attributes so that membership in the Bank is an economically rational choice for members.
To join the Bank, members are required to buy membership capital stock based on the amount of the member’s total assets, adjusted annually. Additionally, members are required to purchase and hold activity-based capital stock based on their business activity with us. We use that capital stock, among other things, to support the issuance of debt in the marketplace. Our debt (known as consolidated obligations) is issued through the Office of Finance jointly and severally with the other FHLBanks.

We use the proceeds of our debt issuances together with our earnings on capital, earnings on investments, and member deposits to make advances to members, purchase single-family loans from our members through the Mortgage Partnership Finance (register mark) (MPF (register mark)) program, and to make investments.
The majority of our net income is attributable to the difference between the interest income we earn on our advances, mortgage loans, and investments and the interest expense we pay on our consolidated obligations and member deposits. We operate with narrow margins and expect to be profitable based on our prudent lending standards, conservative investment strategies, and diligent risk management practices.
We do not attempt to maximize our return on equity. Our capital stock does not trade on any public exchange and does not change in value. It is purchased by members at a par value of $100 per share and can be redeemed by members or repurchased by the Bank at $100 per share. We typically pay out most earnings as dividends, retaining only what is necessary to support safe and sound business operations.
A portion of our annual earnings is used to make interest and principal payments on debt issued by the Resolution Funding Corporation (REFCORP). REFCORP debt was issued by the U.S. Treasury to resolve troubled savings and loans in the late 1980s and early 1990s. We also contribute a percentage of our earnings each year to the Affordable Housing Program (AHP). The AHP provides grants and subsidized advances to members to support housing for households with incomes at or below 80 percent of the area median.
The last two years produced several significant changes to our business. In 2006, the Bank restated five years of financial data, registered with the Securities and Exchange Commission (SEC), and experienced a number of senior management changes. The Bank became an effective SEC registrant on July 11, 2006. In May 2006, Richard S. Swanson was named as President and Chief Executive Officer of the Bank effective June 1, 2006. In August 2006, Michael L. Wilson was named Senior Vice President and Chief Business Officer effective August 21, 2006. In August 2006, Steven T. Schuler was named as Senior Vice President and Chief Financial Officer effective September 18, 2006.
Average advances increased over the five-year period ended December 31, 2005 but declined during 2006. During 2006, the Bank increased its advance pricing levels, was impacted by lower dividends paid in 2005, and experienced competition for our advance products from brokered deposits. The aforementioned items drove the decline in advance activity from our depository institution membership in 2006. The decrease was partially offset by increased advance activity from our insurance company membership.

In our five-state district, our membership includes the majority of institutions that are eligible to become members. Because of this, in order for the Bank to increase our advance levels, we must look to our current membership and increase their activity with the Bank. Additionally, we continue to focus our marketing efforts on growth opportunities including objectives contained in our 2007 strategic business plan for developing and implementing sales and marketing strategies, evaluating our advance products including advance pricing, and reviewing our collateral requirements.
Average mortgage loans decreased over the last two years due to an absence of any purchases from our largest participating member. Although the Bank continues to purchase mortgage loans through the MPF program from participating members, the Bank anticipates that, over time, the MPF program will become a smaller portion of the Bank’s total assets and income. Therefore, the Bank is analyzing the impact of the decreasing mortgage loan portfolio on the Bank’s business including alternatives to the current MPF program.
If asset balances decline without a proportional decline in expenses, product pricing available to all members may be adversely affected as the Bank’s expenses will need to be recaptured on a potentially smaller volume of business.
During 2005 and through the second quarter of 2006, the Bank’s payment of dividends was limited by certain factors. During 2005, the Board of Directors limited the dividend payments in order to increase retained earnings. Pursuant to an Advisory Bulletin the Finance Board issued in August 2005, the Bank was required, until our SEC registration was effective, to consult with and receive approval from the Finance Board’s Office of Supervision prior to the declaration of a dividend. Following effectiveness of our SEC registration on July 11, 2006, prior approval of the dividend payment by the Finance Board’s Office of Supervision has no longer been required. However, in August 2006, our Board of Directors amended the Bank’s reserve capital policy to include a limitation on the payment of dividends not to exceed income in accordance with accounting principles generally accepted in the U.S. (GAAP) earned in the fiscal period for which the dividend is declared. This limitation may change based on the Board of Director’s review of the reserve capital policy, which is expected to happen no later than June 2007.

In connection with our registration process with the SEC in 2005 and early 2006, we performed a comprehensive review of certain derivative instruments and our accounting for those derivative instruments and respective hedged items. During this review, we identified certain errors in our application of hedge accounting under Statement of Financial Accounting Standard (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of Effective Date of FASB Statement No. 133, SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (herein referred to as SFAS 133), and restated our financial statements for those errors. The effect of the restatement significantly accelerated the timing of the Bank’s recognition of income, primarily due to the loss of hedge accounting on our mortgage loans. The loss of hedge accounting meant that the Bank recorded a gain or loss on the hedging instrument without recording the corresponding loss or gain on the hedged item. During the period of time the mortgage loan hedge strategy was in place, long-term interest rates generally increased. As a result, the Bank recorded a gain on the hedging instrument and no corresponding loss on the mortgage loans. Because of the loss of hedge accounting for certain hedging relationships involving mortgage loans, in the fourth quarter of 2005, we discontinued the use of our mortgage loan hedge strategy and terminated any remaining structured mortgage swaps. The one-side market value adjustment resulting from the loss of hedge accounting significantly influenced the timing of income recognition related to these transactions and resulted in the Bank increasing cumulative net income before assessments by $225.9 million through December 31, 2005. While the high level of retained earnings puts the Bank in an advantageous position with regard to capital adequacy, the accelerated recognition of what would otherwise have been future income from the mortgage portfolio resulted in a decrease in the Bank’s anticipated income in future periods.
In September 2006, Standard & Poor’s removed the Bank from credit watch with negative implications. The Bank’s individual AAA counterparty credit rating remains as a negative outlook. The negative outlook reflects Standard & Poor’s concerns about senior management changes and interest rate exposure the Bank faces with its mortgage loans purchased through the MPF program.

Membership
The Bank had 1,247 members at December 31, 2006, compared with 1,251 at December 31, 2005. At December 31, 2006, our membership consisted of 1,086 commercial banks, 76 savings and loan associations and savings banks, 58 credit unions, and 27 insurance companies. As of December 31, 2006, approximately 89 percent of our members were community financial institutions defined, for the year 2006, as Federal Deposit Insurance Corporation-insured depository institutions with average total assets over the preceding three-year period of $587 million or less. This asset threshold is adjusted annually based on changes in the Consumer Price Index. At December 31, 2005, our membership consisted of 1,094 commercial banks, 77 savings and loan associations and savings banks, 55 credit unions, and 25 insurance companies. As of December 31, 2005, approximately 90 percent of our members were community financial institutions as defined, for the year 2005, as Federal Deposit Insurance Corporation-insured depository institutions with average total assets over the preceding three-year period of $567 million or less.
Our membership has stabilized as the number of new members has been offset by exiting members due primarily to mergers and acquisitions. Our current membership includes the majority of banks in our district that are eligible to become members. Eligible non-members are primarily smaller institutions that have, thus far, elected not to join the Bank. Therefore, we do not anticipate a substantial increase in member institutions or that additional members will have a significant impact on the Bank’s future business.
Business Segments
The Bank manages operations by grouping products and services within two business segments: Member Finance and Mortgage Finance.
Member Finance includes products and services such as advances and investments (excluding mortgage-backed securities (MBS)) and the related funding and hedging of these assets. Member deposits are also included in this segment. Member Finance represented approximately 61 percent and 62 percent of our total average assets at December 31, 2006 and 2005, respectively. Member Finance income is derived primarily from the spread between the yield on advances and investments and the borrowing and hedging costs related to those assets. For the years ending December 31, 2006 and 2005, approximately 79 percent and 70 percent of our adjusted net interest income after mortgage loan credit loss provision was derived from our Member Finance segment.

Mortgage Finance includes mortgage loans acquired through the MPF program, MBS, and the related funding and hedging of these assets. Mortgage Finance represented approximately 39 percent and 38 percent of our total average assets at December 31, 2006 and 2005, respectively. We manage our premium and discount exposures for mortgage loans and MBS on a combined basis within this segment. Mortgage Finance income is derived primarily from the spread between the yield on mortgage loans and MBS and the borrowing and hedging costs related to those assets. For the years ending December 31, 2006 and 2005, approximately 21 percent and 30 percent of our adjusted net interest income after mortgage loan credit loss provision was derived from the Mortgage Finance segment.
In our evaluation of financial performance for our two operating segments, adjusted net interest income includes the impact of net interest income plus interest income and expense associated with economic hedges. Net interest income does not include these amounts in the statements of income for financial reporting purposes. Interest income and expense associated with economic hedges are recorded in other income in “Net gain (loss) on derivatives and hedging activities” in the statements of income. The Bank’s evaluation of performance of the segments does not allocate other income, other expenses, or assessments to the operating segments.
Each segment also earns income from invested capital. We allocate invested capital to Mortgage Finance based on a percentage of the average balance of the business segment’s assets; the remaining capital is then allocated to Member Finance.
We use consolidated obligations and derivatives in both segments as part of our funding and interest rate risk management strategies. Accordingly, these products and services are discussed on a combined basis. See “Products and Services — Member Finance and Mortgage Finance” at page 26.
For further discussion of these business segments, including total assets by segment, see “Net Interest Income by Segment” at page 70 and Note 17 of the financial statements and notes for the years ended December 31, 2006, 2005, and 2004 at page S-61.
Products and Services — Member Finance
Advances
We traditionally carry out our housing finance and community lending mission through our program of wholesale loans to members and associates called advances. We make advances to our members and eligible housing associates (collectively known as borrowers) on the security of mortgages and other eligible collateral. Eligible housing associates include certain approved borrowers, as more fully described under the caption “Housing Associates” within this section.

Members use our various advance programs as sources of funding for mortgage lending, other community lending (including economic development), liquidity management, and general asset-liability management. Advances also may be used to provide funds to any community financial institution for loans to small businesses, small farms, and small agribusinesses. Additionally, advances can provide competitively priced wholesale funding to small community lenders who may lack diverse funding sources. Our primary advance products include the following:
•	Fixed rate advances that are available over a variety of terms to meet borrower needs. Short-term fixed rate advances are used primarily to fund the short-term liquidity needs of our borrowers. Long-term fixed rate advances are an effective tool to help manage long-term lending and investment risks of our borrowers.

•	Variable rate advances that provide a source of short-term and long-term financing where the interest rate changes in relation to a specified interest rate index such as London Interbank Offered Rate (LIBOR).

•	Callable advances that may be prepaid by the borrower on pertinent dates (call dates). Mortgage matched advances are a type of callable advance with fixed rates and amortizing balances. Using a mortgage matched advance, a borrower may make predetermined principal payments at scheduled intervals throughout the term of the loan to manage the interest rate risk associated with long-term fixed rate assets.

•	Putable advances that we may, at our discretion, terminate and require the borrower to repay at predetermined dates prior to the stated maturity dates of the advances. Should an advance be terminated, the Bank will offer to provide replacement funding based on the Bank’s available advance products, subject to the Bank’s normal credit and collateral requirements. A putable advance carries an interest rate lower than a comparable maturity advance that does not have the putable feature.

•	Community investment advances are below-market rate funds used by borrowers in both affordable housing projects and community development. These types of advances are discussed in “Community Investment Programs” at page 11.
For information on advances, including our largest borrowers, see “Advances” at page 76.

Housing Associates
The FHLBank Act permits us to make advances to eligible housing associates. These housing associates are approved mortgagees under Title II of the National Housing Act that meet certain additional criteria, including: they are chartered under law and have succession; are subject to inspection and supervision by some governmental agency; and are lending their own funds as their principal activity in the mortgage field. Because housing associates are not members, they are not subject to certain provisions of the FHLBank Act that are applicable to members and cannot own our capital stock. The same regulatory lending requirements that apply to our members generally apply to housing associates. Because housing associates are not members, eligible collateral is limited to Federal Housing Administration (FHA) mortgages or Government National Mortgage Association (Ginnie Mae) securities backed by FHA mortgages for pledged collateral. State housing finance agencies may pledge additional collateral such as cash, deposits, or certain residential mortgage loans with the Bank for advances facilitating residential or commercial mortgage lending to benefit low income individuals or families.
At December 31, 2006, we had $3.3 million in advances outstanding to two housing associates compared to $4.1 million in advances outstanding to two housing associates at December 31, 2005. Housing associates eligible to borrow from us at December 31, 2006 and at December 31, 2005 included five state housing finance agencies and one tribal housing corporation.
Prepayment Fees
We price advances at a spread over our cost of funds. For advances that terminate prior to their stated maturity, we charge a prepayment fee except for callable advances that are terminated on a predetermined call date and putable advances that are terminated on a predetermined put date. The fees charged are priced to make us economically indifferent to the prepayment of an advance.
Collateral
We are required by law to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance and throughout the life of the advance. Eligible collateral includes whole first mortgages on improved residential property or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. Government or any of the government-sponsored housing enterprises (GSE), including without limitation MBS issued or guaranteed by the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), or Ginnie Mae; cash or deposits in the Bank; and other real estate-related collateral acceptable to the Bank provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. Additionally, community financial institutions may pledge collateral consisting of secured small business, small farm, or small agribusiness loans. As additional security, the FHLBank Act provides that the Bank has a lien on each borrower’s capital stock in the Bank.

Under the FHLBank Act, any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, has priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having the rights of a lien creditor), other than claims and rights that (1) would be entitled to priority under otherwise applicable law and (2) are held by actual bona fide purchasers for value or by parties that are secured by actual perfected security interests. The Bank may perfect its security interest in accordance with applicable state laws through means such as filing Uniform Commercial Code financing statements or through taking possession of collateral.
We generally make advances to borrowers under a blanket lien, which grants us a security interest in all eligible assets of the member to fully secure the member’s indebtedness. The Bank generally perfects its security interest under the Uniform Commercial Code in the collateral pledged. Other than securities collateral, the Bank does not initially take control of collateral pledged by blanket lien borrowers. In the event of a deterioration in the financial condition of a blanket lien borrower, we have the ability to require delivery of pledged collateral sufficient to secure the borrower’s indebtedness to the Bank.
With respect to nonblanket lien borrowers (typically insurance companies and housing associates), we generally take control of collateral through the delivery of securities or mortgages to the Bank or its custodian.
Standby Letters of Credit
We issue letters of credit on behalf of our members and housing associates to facilitate business transactions with third parties. Letters of credit may be used to facilitate residential housing finance or other housing activity, facilitate community lending, assist with asset-liability management, and provide liquidity or other funding. Members and housing associates must fully collateralize letters of credit to the same extent that they are required to collateralize advances.
Community Investment Programs
For more than a decade, we have worked with members, community organizations, and government agencies (Federal, State, and Local) to strengthen the economic well-being of neighborhoods and enhance the lives of families across our service territory. We have two major community investment programs: the AHP and the Community Investment Cash Advance Program (CICA).
Affordable Housing Program
The AHP helps members assist their communities by providing access to subsidized and other low-cost funding that creates opportunities for affordable housing. The AHP is a cash grant program that benefits projects targeting very low, low, and moderate income households. As required by the FHLBank Act, each year the Bank allocates 10 percent of its current year regulatory income to the AHP to be granted to members the following year. The Bank reduces its AHP liability as members use the subsidies granted to them. The calculation of the AHP assessment is discussed in “Affordable Housing Program” on page 35.

The AHP includes a competitive grant process that addresses the housing needs of underserved populations by providing down payment, closing cost, and rehabilitation assistance to very low, low, and moderate income households. In 2006, the AHP included five home ownership programs known as the Rural Homeownership Fund, Native American Homeownership Initiative, Urban Homeownership Fund, Urban First-Time Homebuyer Fund, and Disaster Recovery Fund. In 2007, the AHP includes three home ownership programs known as the Rural Homeownership Fund, Native American Homeownership Initiative, and Urban First-Time Homebuyer Fund.
The Bank’s restatement in 2005 resulted in an increase to prior period regulatory income, therefore, the Bank’s prior period AHP assessments increased by approximately $18.7 million. Of the $18.7 million, $8.0 million remained uncommitted at the end of 2006. The FHLBank Act provides that if we fail to utilize or commit the full amount of our required annual AHP contribution in any year, 90 percent of the unused or uncommitted amount shall be deposited in a Reserve Fund established and administered by the Finance Board. We obtained a No-Action Letter from the Finance Board’s Office of Supervision that will allow us to retain control over our uncommitted AHP funds. We must use or commit the uncommitted AHP funds by the end of 2008. In addition, we must contribute to AHP an amount equal to the interest on the outstanding uncommitted balance of the AHP funds resulting from the restatement. The interest calculation is based on the Treasury one-year constant maturity rate published in the Wall Street Journal, on the first day of each quarter, compounded quarterly, until the restated AHP funds are fully committed.
For the year ended December 31, 2006, we awarded $23.5 million in AHP grants as follows:
•	$14.8 million was awarded to members through the competitive grant process to help build, revitalize, or purchase 58 projects consisting of more than 2,825 housing units.

•	$3.5 million was awarded to 147 members through our Rural Homeownership Fund to help qualified homebuyers with closing costs, down payments, and rehabilitation costs.

•	$0.5 million was awarded to 9 members through our Native American Homeownership Initiative to help qualified homebuyers with closing costs, down payments, and rehabilitation costs.

•	$2.3 million was awarded to 52 members through our Urban Homeownership Fund to help qualified homebuyers with closing costs, down payments, and rehabilitation costs.

•	$2.3 million was awarded to 49 members through our Urban First-Time Homebuyer Fund to help qualified homebuyers with closing costs, down payments, and rehabilitation costs.

•	$0.1 million was awarded to 2 members through our Disaster Recovery Fund to help qualified homebuyers with closing costs, down payments, and rehabilitation costs.

Community Investment Cash Advance Program
CICA is an advance program that supports residential, commercial, and economic development activities that contribute to the revitalization of low and moderate income households or neighborhoods. These funds are designated to assist members in meeting residential and commercial lending needs.
The Bank’s Board of Directors annually establishes limits on the total amount of funds available for CICA advances and the total amount of CICA advances outstanding at any point in time. CICA advances are provided at interest rates that represent our cost of funds plus a markup to cover our administrative expenses. This markup is determined by the Bank’s Asset-Liability Committee. The Bank earns less money on these below market rate advances than on a non-CICA advance priced at the prevailing market rate. The Board of Directors monitors the estimated costs of this program annually and uses this information when establishing the program limits.
There are two types of advances provided through community investment advances: residential lending advances and commercial lending advances. Through residential lending advances, we provide financing for the rehabilitation, construction, redevelopment, or purchase of single family or multifamily affordable housing. With commercial lending advances, we make funds available for construction loans, rehabilitation loans, operating equipment, community infrastructure projects, permanent financing, or other commercial lending.
For the year ended December 31, 2006, we provided a total of $206.5 million in advances through the CICA program. For the year ended December 31, 2005, we provided a total of $414.1 million in advances through the CICA program. In 2006, members borrowed $94.9 million to meet the home ownership or rental needs of individuals and families in their communities. Members borrowed an additional $111.6 million to finance local commercial lending efforts.
Included in CICA is a Rural Community Capital Advance that is designed to support economic development in rural communities. The Bank will make $100.0 million available for these advances each year for five years beginning in 2005 and ending in 2009. For the years ending December 31, 2006 and 2005, we provided $100.0 million and $69.8 million in these advances, respectively.

Investments
The Member Finance investment portfolio is used for liquidity purposes, to maintain our target capital-to-asset ratio, and to provide earnings to the Bank. Investment income bolsters our capacity to meet our affordable housing and community investment commitments, to cover operating expenditures, and to satisfy our REFCORP assessment. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP.
To ensure the availability of funds to meet member credit needs, we maintain a short-term investment portfolio comprised of unsecured and secured investments. Unsecured investments generally include interest-bearing deposits, federal funds, commercial paper with highly rated counterparties, and obligations of GSEs. Secured investments include securities purchased under agreements to resell. The Bank also maintains a long-term investment portfolio, which generally includes unsecured obligations of GSEs and state and local housing agencies. The long-term investment portfolio provides us with higher returns than those available in the short-term money markets. Investments in obligations of GSEs and other FHLBanks primarily support management of contingent liquidity.
On occasion, the Bank has invested in consolidated obligations for which other FHLBanks are the primary obligor to use as collateral in certain transactions or for liquidity purposes. Such purchases have been completed in accordance with the Bank’s credit policies and counterparty approval processes. We did not purchase any consolidated obligations for which other FHLBanks are the primary obligor during 2006 or 2005 and the Bank did not hold any investments in consolidated obligations issued by other FHLBanks at December 31, 2006 or 2005.
The Bank is the secondary obligor for the consolidated obligations that it acquires and holds for investment purposes. The Bank’s investments in consolidated obligations for which other FHLBanks are the primary obligor are classified as available-for-sale in the statements of condition and are recorded at fair value. The Bank did not hold any investments in consolidated obligations issued by other FHLBanks at December 31, 2006 or 2005.

Under Finance Board regulations, we are prohibited from investing in certain types of securities, including:
•	Instruments such as common stock that represent an ownership interest in an entity other than stock in small business investment companies and certain investments targeted to low income persons or communities.

•	Instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks.

•	Noninvestment-grade debt instruments other than certain investments targeted to low income persons or communities and instruments that were downgraded after purchase by the Bank.

•	Non-U.S. dollar securities.
In the normal course of business, we may have investments in instruments or obligations of members and their affiliates, including interest-bearing deposits, commercial paper, and overnight and term Federal funds. Such investments are governed by the same credit policies and counterparty approval processes as investments with nonmembers. We do not consider whether an approved counterparty is a member or affiliate of a member when contemplating an investment activity. All investment transactions are at arms length and at current market rates.
The Bank does not have any subsidiaries. With the exception of a limited partnership interest in a small business investment corporation, the Bank has no equity position in any partnerships, corporations, or off-balance sheet special purpose entities. Our investment in the limited partnership interest was $3.7 million at December 31, 2006.
Deposits
We accept deposits from our members, eligible nonmembers, and housing associates. We offer several types of deposit programs, including demand, overnight, and term deposits. Deposit programs provide some of our funding while providing members a low-risk earning asset.

Products and Services — Mortgage Finance
Mortgage Loans
We purchase and originate mortgage loans from our members and eligible housing associates through the MPF program. This program allows participating members (participating financial institutions (PFI)) to market, originate, and service qualifying fixed rate conventional mortgages or residential mortgages guaranteed by the U.S. government through the FHA, the U.S. Department of Veterans Affairs (VA), USDA-insured RHS loans, and HUD-insured section 184 loans to us. The Bank does not purchase mortgage loans through an intermediary such as a trust. The MPF program gives us an additional business line to diversify our assets. This program provides our PFIs with increased balance sheet liquidity and removes assets that carry interest rate and prepayment risks from their balance sheets. The MPF program provides a greater degree of competition among mortgage purchasers and allows small and midsized community-based financial institutions to participate more effectively in the secondary mortgage market.
A key difference between the MPF program and other secondary market alternatives is the separation of various activities and risks associated with mortgage lending. For loans sold to us, our participating members generally manage the marketing, originating, and servicing activities. We manage the interest rate, prepayment, and liquidity risks. We and the PFI share in the credit risk associated with the mortgage loans as more fully described under “Mortgage Assets” at page 121. The distinctive feature of the MPF program that benefits PFIs is that instead of paying a guarantee fee to another GSE, PFIs receive credit enhancement fees from the Bank for sharing in the risk of credit loss on MPF loans.
The MPF program was designed to better allocate the risks of fixed rate housing finance among the FHLBanks that participate in the MPF program and the participating FHLBank members to take advantage of their relative strengths. Participating members are knowledgeable about their local mortgage markets and have developed experience in underwriting and servicing residential mortgage loans. By allowing PFIs to originate MPF loans through retail or wholesale operations, and to retain, sell, or acquire servicing rights of MPF loans, the MPF program gives control of those functions that most impact credit quality to PFIs. Other risks such as interest rate, prepayment, and liquidity risk are shifted to the FHLBanks that participate in the MPF program because they are generally better suited to manage these risks given their relative size, sophistication, and access to the capital markets.

The Federal Home Loan Bank of Chicago (FHLBank of Chicago or the MPF provider) developed the MPF program and provides program and operational support to the participating FHLBanks and their members. The program and operational support provided by the FHLBank of Chicago includes
•	maintenance of loan funding and reporting systems.

•	transaction processing services.

•	operation and staffing of the MPF program service center.

•	operational training.
The MPF provider establishes the eligibility standards under which our members may become PFIs, the structure of MPF products, the eligibility rules for MPF loans, and the delivery mechanism for the MPF service. It also manages the pricing for MPF loans, subject to our ability, on a daily basis, to determine whether or not to participate in the MPF program on that day. The MPF provider publishes and maintains the MPF Origination Guide and MPF Servicing Guide (together, MPF guides) which detail the rules PFIs must follow in originating or selling and servicing MPF loans.
We rely on the MPF provider (or its vendors), in the conduct of our mortgage operations, to provide
•	custodial services.

•	master loan servicing.

•	quality assurance services.

•	allocation of losses and credit enhancement.
The Finance Board’s Acquired Member Asset (AMA) regulation provides the authority for our investment in residential mortgage loans and requires that the loans be credit enhanced by the selling PFI to limit the risk of loss on such investment. The AMA regulation requires that MPF loans be credit enhanced sufficiently so that the risk of loss is limited to the potential losses of an investor in AA-rated MBS. The Bank holds an allowance for losses as support for the estimated incurred probable losses inherent in these pools of mortgage loans as of the balance sheet date. The Bank also holds retained earnings to absorb unexpected losses that are in excess of credit loss reserves resulting from stress conditions.

Investment and Services Agreement with the Federal Home Loan Bank of Chicago
MPF loans are delivered to the Bank through the infrastructure maintained by the MPF provider, which includes both a telephonic delivery system and a web-based delivery system accessed through the eMPF(register mark) website. The Bank has entered into an investment and services agreement with the MPF provider to make the MPF program available to our PFIs. The investment and services agreement sets forth the terms and conditions of our participation in the MPF program, including the MPF provider’s obligations regarding transaction processing services for the Bank, including acting as master servicer and master custodian for the Bank with respect to the MPF loans. The MPF provider has engaged Wells Fargo Bank, N.A. (the master servicer) as its vendor for master servicing and as the primary custodian for the MPF program and has also contracted with other custodians meeting MPF program eligibility standards at the request of certain PFIs. Such other custodians may be affiliates of PFIs and in some cases a PFI may act as self-custodian.
We made program contributions to the FHLBank of Chicago to participate in the MPF program of $1.0 million in 1999 and $0.5 million in 2000. The FHLBank of Chicago pays us a monthly participation fee based on the aggregate amount of outstanding loans purchased under the MPF program. We recorded participation fees in other income of $0.3 million for each of the years ended December 31, 2006, 2005, and 2004. The FHLBank of Chicago is required to pay us this monthly participation fee until the tenth anniversary of the day the agreement between the Bank and the FHLBank of Chicago is terminated. Either party may terminate the agreement with ninety days written notice to the other party.
Under a master commitment, the Bank may enter into a participation arrangement with the FHLBank of Chicago that specifies an agreed upon ownership percentage for the mortgage loans to be acquired from PFIs under the master commitment. Both the Bank and the FHLBank of Chicago share in the proportional purchase amounts for each respective loan and credit enhancements acquired from the participating member; receive the relevant proportional share of principal and interest payments; and maintain responsibility for the proportional share credit losses. The FHLBank of Chicago purchased these participation interests directly from the Bank. In addition, the Bank and the FHLBank of Chicago maintain responsibility for their contractual shares of base and performance based credit enhancement fees. The FHLBank of Chicago funded the Bank’s deposit account at the FHLBank of Chicago to cover the funding or purchase of such loans.

We agreed to pay the FHLBank of Chicago a monthly service fee for loans acquired by the Bank beginning in January 2004. Loans purchased prior to January 2004 and loans purchased under certain commitments entered into in 2003 are exempt from these fees. On or before June 30, 2005, and each June 30 thereafter, the FHLBank of Chicago is required to notify the Bank in writing of the schedule of annual rates that will apply to loans acquired by the Bank in the following year. We recorded $0.5 million in service fee expense to the FHLBank of Chicago for the year ended December 31, 2006 and $0.4 million for the year ended December 31, 2005. This service fee expense is recorded in our statements of operations as a reduction of other income.
Under the terms of the Bank’s agreement with the FHLBank of Chicago, the Bank may sell or transfer any proportion of its interests in MPF loans and credit enhancements to (1) another FHLBank; (2) an institutional third party investor approved, in writing, by the FHLBank of Chicago; or (3) the PFIs providing the credit enhancement for the loans. We have not sold or transferred participation interests in MPF loans to any party other than the FHLBank of Chicago. If the Bank were to decide to sell or transfer mortgages to other parties in compliance with the terms of its agreements with the FHLBank of Chicago, the Bank would need to determine if this constituted a new business activity, which would require the Bank to file a notice with the Finance Board at least sixty days prior to engaging in such activity.
Participating Financial Institution Agreement
Our members (or eligible housing associates) must specifically apply to become a PFI. We review the general eligibility of the member while the MPF provider reviews the member’s servicing qualifications and ability to supply documents, data, and reports required to be delivered by PFIs under the MPF program. The member and the Bank sign an MPF program PFI Agreement that creates a relationship framework for the PFI to do business with us as a PFI. The PFI Agreement provides the terms and conditions for the origination of the MPF loans to be purchased by us and establishes the terms and conditions for servicing MPF loans.
The PFI’s credit enhancement obligation (the credit enhancement amount) arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each master commitment, which is required for sales of loans to the Bank. Under the Finance Board’s AMA regulation, the PFI must “bear the economic consequences” of certain losses with respect to a master commitment based upon the MPF product and other criteria.
Typically, a PFI will sign one master commitment to cover all the conventional MPF loans it intends to deliver to us in a year or other time period specified in the master commitment agreement. However, a PFI may also sign a master commitment for government MPF loans and it may choose to deliver MPF loans under more than one conventional product, or it may choose to use different servicing remittance options and thus have several master commitments opened at any one time. Master commitments may be for shorter periods than one year and may be extended or increased by agreement of the Bank and the PFI. The master commitment defines the pool of MPF loans for which the credit enhancement amount is set so that the risk associated with investing in such pool of MPF loans is equivalent to investing in an AA-rated asset without giving effect to the Bank’s obligation to incur losses up to the amount of the First Loss Account (FLA). See discussion in “Mortgage Assets” on page 121.

The PFI’s credit enhancement amount for a master commitment covers the anticipated loan losses for that master commitment in excess of the FLA, if any, up to an agreed upon amount. The final credit enhancement amount is determined once the master commitment is closed (that is, when the maximum amount of MPF loans are delivered, the maximum credit enhancement amount, if any, is reached or the expiration date has occurred).
Under the MPF program, the PFI’s credit enhancement may take the form of a direct liability to pay losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for a supplemental mortgage insurance (SMI) policy insuring us for a portion of the losses arising from the master commitment, or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. Under the AMA regulation, the credit enhancement amount that is a PFI’s direct liability must be secured by the PFI in the same way that our advances are secured. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with us and further, that we may request additional collateral to secure the PFI’s obligations. See “Mortgage Assets” on page 121 for further description of the allocation of losses and credit enhancements.
All of our acquisitions of loans from PFIs under the MPF program are conducted pursuant to master and delivery commitments. PFIs are neither obligated to enter into master commitments, nor are they obligated to deliver loans against established master commitments. However, once a master commitment is established, the PFI may begin selling loans to the Bank through firm commitments (delivery commitments). Each MPF loan delivered must fall within a specified range of interest rates and maturity terms detailed in the delivery commitment or it will be rejected by the MPF system. The MPF system rejects loans that exceed the maximum amount of a master commitment, exceed the PFI’s maximum credit enhancement amount, or would be funded after the expiration of the master commitment.
The aggregate value of MPF loans delivered by the PFI under a specific delivery commitment cannot exceed the amount specified in the delivery commitment without the assessment of a price adjustment fee. Delivery commitments that are not fully funded by their expiration dates are subject to pair-off fees (fees charged to a PFI for failing to deliver the amount of loans specified in a delivery commitment) or extension fees (fees charged to the PFI for extending the time deadline to deliver loans on a delivery commitment), which protect us against changes in market prices.
Once an MPF loan is purchased, the PFI must deliver the promissory note and certain other relevant documents to the designated custodian. The PFI makes certain representations and warranties to us, which are contained in the PFI Agreement and in the MPF guides, in connection with each sale of MPF loans. The representations and warranties specifically include compliance with anti-predatory-lending laws and the integrity of the data transmitted to the MPF program system.

PFIs may use an approved automated underwriting system or they may underwrite MPF loans manually when originating or acquiring loans. Regardless of how the loans are underwritten, all MPF loans must meet underwriting and eligibility guidelines outlined in the MPF Origination Guide.
The products we offer under the MPF program are differentiated primarily by their credit risk structures. While the credit risk structures differ among products, Finance Board regulations require that all pools of MPF loans we purchase have a credit risk sharing arrangement with our participating members that limits our credit risk exposure to the equivalent of an investment grade instrument from a nationally recognized statistical rating organization (NRSRO). We maintain an allowance for credit losses on our mortgage loans that management believes is adequate to absorb any related losses incurred by the Bank.
MPF Servicing
PFIs may choose to sell MPF loans to the Bank and either retain the servicing or transfer the servicing (servicing released). If a PFI chooses to retain the servicing, they receive a servicing fee to manage the servicing activities. If the PFI chooses to transfer servicing rights to a third-party provider, the servicing is transferred concurrently with the sale of the MPF loan to the Bank. We also offer a servicing released option. To date, we have designated one servicing aggregator PFI, which is approved to acquire servicing rights under this option. Alternatively, an originating PFI may negotiate with other PFIs to purchase servicing rights; however, this type of arrangement would not include direct support from the MPF program.
The servicer is responsible for collecting the borrower’s monthly payments and other servicing functions with respect to the MPF loan and the mortgaged property. Based on the servicer’s monthly investor reports provided to the master servicer, the monthly principal and interest payments are withdrawn from the PFI’s deposit account with us on the eighteenth day of each month (or prior business day if the eighteenth is not a business day). The MPF provider makes the appropriate withdrawals from the PFI’s deposit account according to the information the MPF provider receives from the master servicer.
If a MPF loan becomes delinquent, the servicer is required to contact the borrower to determine the cause of the delinquency and whether the borrower will be able to cure the default. The MPF guides permit limited types of forbearance plans. If the servicer determines that a MPF loan, which has become 90 days delinquent, is not likely to be brought current, then the servicer is required to prepare a foreclosure plan and commence foreclosure activities. The foreclosure plan includes determining the current condition and value of the mortgaged property and the likelihood of loss upon disposition of the property after foreclosure, or in some cases, a deed in lieu of foreclosure. After submitting its foreclosure plan to the master servicer, the servicer provides monthly status reports regarding the progress of foreclosure and subsequent disposition activities.

The servicer is required to secure and insure the property after it acquires title through the date of disposition. Upon disposition a final report must be submitted to the master servicer detailing the outstanding loan balance, accrued and unpaid interest, the net proceeds of the disposition, and the amounts advanced by the servicer, including any principal and interest advanced during the disposition period. If there is a loss on the conventional MPF loan, the loss is allocated to the master commitment and shared in accordance with the risk-sharing structure for that particular master commitment. Gains are the property of the MPF Bank but are available to offset future losses under the master commitment.
Upon any MPF loan becoming 90 days or more delinquent, the master servicer monitors and reviews the servicer’s default management activities for that MPF loan until it is brought current, including timeliness of notices to the mortgagor, forbearance proposals, property protection activities, and foreclosure referrals, all in accordance with the MPF guides. Upon liquidation of any MPF loan and submission of each realized loss calculation from the servicer, the master servicer reviews the realized loss calculation for conformance with the primary mortgage-insurance requirements, if applicable, and conformance to the cost and timeliness standards of the MPF guides, and disallows the reimbursement to the servicer of any servicing advances related to the servicer’s failure to perform in accordance with the MPF guides’ standards.
Throughout the servicing process, the master servicer monitors the PFI’s compliance with MPF program requirements and makes periodic reports to the MPF provider. The MPF provider will bring any material concerns to our attention. Minor lapses in servicing are simply charged to the servicer rather than being included in determining a loss on an MPF loan. Major lapses in servicing could result in a servicer’s servicing rights being terminated for cause and the servicing of the particular MPF loans being transferred to a new, qualified servicing PFI. To date, the master servicer has not reported any major lapses by our servicers and no servicer’s servicing rights have been terminated in the history of the MPF program. In addition, the MPF guides require each servicer to maintain errors and omissions insurance and a fidelity bond and to provide an annual certification with respect to its insurance and its compliance with the MPF program requirements.

MPF Quality Assurance
The MPF provider contracts with a third party quality control agent to conduct the quality assurance (QA) reviews for the MPF program. A QA review is performed on the first five loans delivered by a PFI. In addition, the MPF provider utilizes a quarterly, statistically based sampling methodology for the entire MPF program. If a PFI is not selected during the quarterly statistical sampling process, at least one loan from every funding PFI will be selected annually for a QA review. The QA reviews are performed to determine whether the reviewed MPF loans complied with the MPF program requirements at the time of acquisition. After the QA review is completed, a results letter is sent to the PFI noting any significant critical, other critical, or general exception compliance issues. The PFI has the opportunity to respond to the results letter in an effort to resolve any exception issue(s). If an acceptable resolution cannot be determined, the PFI may be required to repurchase or indemnify the Bank for losses on any MPF loan that is ineligible for the MPF program or for which the exception issue cannot be cured. Any exception that indicates a negative trend is discussed with the PFI and may result in the suspension or termination of a PFI’s ability to deliver new MPF loans if the concern is not adequately addressed. The MPF provider does not currently require any QA reviews of government MPF loans.
Some states and municipalities have enacted laws against mortgage loans considered predatory or abusive. Some of these laws impose liability for violations not only upon the originator, but also upon purchasers and assignees of mortgage loans. We take measures that we consider reasonable and appropriate to reduce our exposure to potential liability under these laws and we are not aware of any claim, action, or proceeding asserting that the Bank is liable under these laws. These measures include representations and warranties from PFIs that state the PFI has processes in place to protect against predatory or abusive lending. PFIs are required to renew their representations and warranties annually through the eligibility certification process. However, there can be no assurance that we will never have any liability under predatory or abusive lending laws.
At December 31, 2006 we had $11.8 billion in par value of mortgage loans purchased from 181 PFIs. Of that amount, approximately $10.0 billion, or 85 percent, was purchased from Superior Guaranty Insurance Company (Superior). At December 31, 2005 we had $13.0 billion in par value of mortgage loans purchased from 149 PFIs. Of that amount, approximately $11.5 billion, or 88 percent, was purchased from Superior. See discussion in “Mortgage Loans” on page 79.
A detailed discussion of the different MPF products offered by the Bank and their related credit risk is provided in “Mortgage Assets” on page 121.

Investments
The Mortgage Finance investment portfolio includes investments in MBS, which due to their risk profiles, have hedging and funding strategies similar to mortgage loans purchased under the MPF program. By regulation, we are permitted to invest in the following asset types, among others:
•	Obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae.

•	Mortgages, obligations, or other securities that are or ever have been, sold by Freddie Mac pursuant to 12 U.S.C. 1454 or 1455.

•	Instruments that the Bank has determined are permissible investments for fiduciary or trust funds under the laws of the state of Iowa.
We historically have limited our investments in MBS to those that are guaranteed by the U.S. government, are issued by GSE, or carry the highest investment grade ratings by any NRSRO at the time of purchase.
We have participated in the MPF shared funding program, which provides a means to distribute both the benefits and the risks of the mortgage loans among a number of parties. The MPF shared funding program was created to (1) provide the FHLBanks with an alternative for managing interest rate and prepayment risks by giving the FHLBanks the ability to transfer those risks to other investors; (2) provide an additional source of liquidity that would allow further expansion of the MPF program; and (3) benefit other FHLBanks and their members by providing investment opportunities in high quality assets.
Under the MPF shared funding program, a participating member of the FHLBank of Chicago sponsors a trust (trust sponsor) and transfers into the trust loans eligible to be MPF loans that the participating member of the FHLBank of Chicago originates or acquires. Upon transfer of the assets into the trust, the trust issues certificates with tranches that have credit risk characteristics consistent with the MPF program policy and are compliant with the applicable regulations. The tranches are backed by the underlying mortgage loans and all or nearly all of the tranches receive public credit ratings determined by an NRSRO.
The senior tranches (A Certificates) have a credit rating of AA or AAA and may have different interest rate risk profiles and durations. The A Certificates, which may be structured to present risk and investment characteristics attractive to different types of investors, are sold to the FHLBank of Chicago, either directly by the trust or by the trust sponsor. The lower-rated tranches (B Certificates) provide the credit enhancement for the A Certificates and are sold to the trust sponsor. The FHLBank of Chicago may subsequently sell some or all of its A Certificates to its members and to other FHLBanks and their members. No residuals are created or retained on the statements of condition of the FHLBank of Chicago or any other FHLBank.

Participating members who sell loans to the trust sponsor retain the servicing rights and obligations with respect to the loan servicing, which are performed through the MPF program systems and processes supported by the FHLBank of Chicago. The FHLBank of Chicago is the master servicer for the trust for the benefit of the certificate holders and Wells Fargo is the FHLBank of Chicago’s vendor for performing these servicing functions.
There have been two MPF shared funding transactions since the program’s inception. The Bank has only participated in one of those transactions. In the first transaction in March 2003, the Bank purchased A Certificates from the FHLBank of Chicago with a principal amount of $155.6 million, which represented one-third of the A Certificates available. The FHLBank of Chicago offered the Bank one-third of the A Certificates available because approximately one-third of the mortgages backing the A Certificates were acquired from Superior. The Bank made a determination to purchase the A Certificates it was offered based on, among other factors, the Bank’s pricing parameters for purchases of mortgage securities. For additional discussion see “Item 13 — Certain Relationships and Related Transactions, and Director Independence” at page 179.
The Bank’s shared funding investments are reported with MBS. These certificates are not publicly traded and are not guaranteed by the Bank or other FHLBanks. The MPF shared funding program is discussed further in “Mortgage Assets” on page 121.
Under Finance Board regulations, we are prohibited from investing in whole mortgages or other whole loans other than
•	those acquired under the Bank’s mortgage finance program.

•	certain investments targeted to low income persons or communities.

•	certain marketable direct obligations of state, local, or tribal government units or agencies having at least the second highest credit rating from an NRSRO.

•	MBS or asset-backed securities backed by manufactured housing loans or home equity loans.

•	certain foreign housing loans authorized under section 12(b) of the FHLBank Act.

The Finance Board’s Financial Management Policy (FMP) further limits the Bank’s investment in mortgage-backed and asset-backed securities. This policy requires that the total book value of MBS owned by the Bank may not exceed 300 percent of the Bank’s capital at the time of purchase. The Finance Board has excluded MPF shared funding certificates from this FMP limit. At December 31, 2006 and December 31, 2005 the book value of MBS owned by the Bank, excluding MPF shared funding certificates, represented approximately 197 percent and 218 percent of total capital (including capital stock classified as mandatorily redeemable). In addition, we are prohibited from purchasing the following types of securities:
•	Interest-only or principal-only stripped MBS.

•	Residual interest or interest accrual classes of collateralized mortgage obligations and real estate mortgage investment conduits.

•	Fixed rate or variable rate MBS, collateralized mortgage obligations, and real estate mortgage investment conduits that on the trade date are at rates equal to their contractual caps and that have average lives that vary by more than six years under an assumed instantaneous interest rate change of 300 basis points.
Products and Services — Member Finance and Mortgage Finance
We use consolidated obligations and derivatives in the same manner for both Member Finance and Mortgage Finance as part of our funding and interest rate risk management strategies. These products and services are discussed below on a combined basis.
Consolidated Obligations
Our primary source of funds to support our business segments is the sale of debt instruments, known as consolidated obligations, in the capital markets. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. Currently, Moody’s Investors Service, Inc. (Moody’s) has rated the consolidated obligations Aaa/P-1 and Standard & Poor’s has rated them AAA/A-1+.

Although we are primarily liable for the portion of consolidated obligations issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never happened, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Board regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on behalf of the noncomplying FHLBank and other associated costs (including interest to be determined by the Finance Board). If, however, the Finance Board determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Board may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Board reserves the right to allocate the outstanding liabilities for the consolidated obligations between the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.
Finance Board regulations govern the issuance and servicing of consolidated obligations. The FHLBanks issue consolidated obligations through the Office of Finance which has authority under section 11(a) of the FHLBank Act to issue joint and several debt on behalf of the FHLBanks. No FHLBank is permitted to issue individual debt under section 11(a) without Finance Board approval.
Pursuant to Finance Board regulations, the Office of Finance has adopted policies and procedures for consolidated obligations that may be issued by the FHLBanks. The policies and procedures relate to the frequency and timing of issuance of consolidated obligations, issue size, minimum denomination, selling concessions, underwriter qualifications and selection, currency of issuance, interest rate change or conversion features, call or put features, principal amortization features, and selection of clearing organizations and outside counsel. The Office of Finance has responsibility for facilitating and approving the issuance of the consolidated obligations in accordance with these policies and procedures. In addition, the Office of Finance has the authority to restrict or deny the FHLBanks’ requests to issue consolidated obligations that are otherwise allowed by its policies and procedures if the Office of Finance determines that such action would be inconsistent with the Finance Board requirement that consolidated obligations be issued efficiently and at the lowest all-in cost over time. The Office of Finance’s authority to restrict or prohibit our requests for issuance of consolidated obligations has not adversely impacted our ability to finance our operations.

Consolidated obligations are generally issued with either fixed or variable rate payment terms that use a variety of indices for interest rate resets including LIBOR and Constant Maturity Treasury. To meet the specific needs of certain investors in consolidated obligations, both fixed and variable rate obligations may also contain certain embedded features that may result in complex coupon payment terms and call features. When such consolidated obligations are issued on behalf of the Bank, we may concurrently enter into derivative agreements containing offsetting features that effectively alter the terms of the bond to a simple variable rate tied to an index. The Office of Finance may coordinate communication between underwriters, the Bank, and financial institutions that enter into interest rate exchange agreements to facilitate issuance.
The Office of Finance may also coordinate transfers of FHLBank debt among other FHLBanks. We may, from time to time, assume the outstanding primary liability of another FHLBank rather than issue new debt for which the Bank is the primary obligor. If an FHLBank has acquired excess funding, that FHLBank may offer its debt to the other 11 FHLBanks at the current market rate of interest consistent with what may be expected in the auction process. We may choose to assume the outstanding primary liability of another FHLBank as it would have a known price compared with issuing debt through the auction process where actual pricing is unknown prior to issuance. In addition, increasing market supply of FHLBank debt through the issuance of additional new debt could adversely affect pricing and future issuance if appropriate levels of demand do not exist in the capital markets.
Finance Board regulations require that each FHLBank maintain the following types of assets, free from any lien or pledge, in an amount at least equal to the amount of that FHLBank’s participation in the total consolidated obligations outstanding:
•	Cash.

•	Obligations of or fully guaranteed by the U.S.

•	Secured advances.

•	Mortgages that have any guarantee, insurance, or commitment from the U.S. or any agency of the U.S.

•	Investments described in section 16(a) of the FHLBank Act, which, among other items, include investments that a fiduciary or trust fund may purchase under the laws of the state of Iowa.

•	Other securities that are rated Aaa by Moody’s, AAA by Standard & Poor’s, or AAA by Fitch, Inc. (Fitch).
We were in compliance with this requirement at December 31, 2006 and 2005. See discussion in “Regulatory Requirements” on page 88.

In addition to being responsible for facilitating and executing the issuance of consolidated obligations, the Office of Finance services all outstanding debt. It also monitors the Bank System’s unsecured credit exposure to individual counterparties, serves as a source of information for the FHLBanks on capital market developments, and manages the Bank System’s relationship with the rating agencies for consolidated obligations.
The consolidated obligations the FHLBanks may issue consist of consolidated bonds and consolidated discount notes.
Consolidated Bonds
Consolidated bonds satisfy intermediate- and long-term funding requirements. Typically, the maturity of these securities ranges from one year to 20 years, but the maturity is not subject to any statutory or regulatory limit. We also issue index amortizing notes which have amortization schedules linked to specific reference pools of mortgages. The redemption schedule of the note is dependent on the amortization schedule of the underlying reference pool. The notes are redeemed at the final maturity date, regardless of the then-outstanding amount of the reference pool.
We work with a variety of authorized securities dealers and the Office of Finance to meet our debt issuance needs. Depending on the amount and type of funding needed, consolidated bonds may be issued through competitively bid transactions, such as the TAP program or auctions, or on a negotiated basis.
For consolidated bonds issued through the TAP program, we work directly with the Office of Finance to issue new consolidated bonds or reopen existing consolidated bonds. Rather than offering numerous small issues of similar maturities to the market, the TAP program reopens the most common maturities through daily competitive auctions. TAP issues generally remain open for three months, after which they are closed and a new series of TAP issues is opened to replace them. The goal of the TAP program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity. Consolidated bonds issued through the TAP program are generally fixed rate, noncallable structures issued in standard maturities of 18 months or two, three, five, seven, or ten years. We participate in the TAP program from time to time to provide funding for our portfolio. For the year ended December 31, 2006, $3.1 billion or 53 percent of total consolidated obligation bonds issued were through the TAP program compared with $1.5 billion or 14 percent of total consolidated obligation bonds for the year ended December 31, 2005.

We may request specific amounts of certain consolidated bonds to be offered by the Office of Finance for sale via competitive auction conducted with underwriters of a bond selling group. One or more FHLBanks may also request amounts of those same bonds to be offered for sale for their benefit via the same auction. Auction structures are determined by the Bank in consultation with the Office of Finance and the dealer community. We may receive zero to 100 percent of the proceeds of the consolidated bonds issued via competitive auction depending on (1) the amounts and costs for the consolidated bonds bid by underwriters; (2) the maximum costs we or other FHLBanks participating in the same issue, if any, are willing to pay for the obligations; and (3) the guidelines for allocation of consolidated bond proceeds among multiple participating FHLBanks administered by the Office of Finance.
Negotiated bond issues are established directly between the Bank and individual dealers. Some bond issues are in response to specific inquiries from underwriters. We receive 100 percent of the proceeds of a bond issued via direct negotiation with underwriters of debt when we are the only FHLBank involved in the negotiation. In these cases, we are the sole primary obligor on the consolidated bond. When we and one or more other FHLBanks jointly negotiate the issuance of a bond directly with underwriters, we receive a portion of the proceeds of the bond agreed upon with the other FHLBanks; in those cases, we are the primary obligor for a pro rata portion of the bond, including all customized features and terms, based on proceeds received. The majority of our consolidated bond issuances are conducted via direct negotiation with underwriters.
We rely on market information, data supplied by the Office of Finance, and our own analysis when negotiating the price and structure of new consolidated obligation issues. In addition, for large transactions with widely offered and traded structures, we customarily request quotes from two or more dealers to ensure that our debt is priced competitively.
We may also participate in the Global Debt Program that is coordinated by the Office of Finance. The Global Debt Program allows the FHLBanks to diversify their funding sources to include overseas investors. Global Debt Program bonds may be issued in maturities ranging from one year to 30 years and can be customized with different terms and currencies. All FHLBanks that participate approve the price of the individual issues.
In fourth quarter 2005, we began issuing Amortizing Prepayment Linked Securities (APLS). APLS fill the need for a synthetic mortgage investment, while providing a new funding vehicle for the Bank. APLS pay down with a specified reference pool of mortgages determined at issuance and have a final stated maturity of seven to ten years. APLS can be issued in a wide variety of sizes and maturities to meet numerous portfolio objectives. Like all consolidated obligations, APLS carry the highest ratings from both Moody’s and S&P (Aaa/AAA) and are not obligations of the U.S. Government, and the U.S. Government does not guarantee them.

Consolidated Discount Notes
Consolidated discount notes satisfy short-term funding requirements. These securities have maturities of up to 365/366 days and are offered daily through a consolidated discount note selling group and through other authorized underwriters. Consolidated discount notes are sold at a discount and mature at par.
On a daily basis, we may request specific amounts of certain consolidated discount notes with specific maturity dates to be offered by the Office of Finance at a specific cost for sale to underwriters in the discount note selling group. One or more FHLBanks may also request amounts of those same discount notes to be offered for sale for their benefit the same day. The Office of Finance commits to issue consolidated discount notes on behalf of the participating FHLBanks when underwriters in the selling group submit orders for the specific discount notes offered for sale. We may receive zero to 100 percent of the proceeds of the consolidated discount notes issued via this sales process depending on (1) the maximum costs we or other FHLBanks participating in the same issue, if any, are willing to pay for the discount notes; (2) the order amounts for the consolidated discount notes submitted by underwriters; and (3) the guidelines for allocation of consolidated discount note proceeds among multiple participating FHLBanks administered by the Office of Finance.
Twice weekly, we may request specific amounts of consolidated discount notes with fixed terms to maturity ranging from four weeks to 26 weeks to be offered by the Office of Finance for sale via competitive auction conducted with underwriters in the discount note selling group. One or more FHLBanks may also request amounts of those same discount notes to be offered for sale for their benefit via the same auction. The discount notes offered for sale via competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. We may receive zero to 100 percent of the proceeds of the consolidated discount notes issued via competitive auction depending on (1) the amounts of the consolidated discount notes bid by underwriters and (2) the guidelines for allocation of consolidated discount note proceeds among multiple participating FHLBanks administered by the Office of Finance.
Derivatives
The Bank uses derivatives to manage our exposure to interest rate and prepayment risks. The Finance Board’s regulations and the Bank’s financial risk management policy establish guidelines for derivatives. We can use interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, and futures and forward contracts as part of our interest rate and prepayment risk management and funding strategies for both business segments. The Finance Board’s regulations and the Bank’s policies prohibit trading in or the speculative use of these instruments and limit exposure to credit risk arising from the instruments.

We primarily use derivatives to manage our exposure to changes in interest rates. The goal of our interest rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. One key way we manage interest rate risk is to acquire and maintain a portfolio of assets and liabilities which, together with their associated derivatives, are conservatively matched with respect to the expected repricings of the assets and liabilities.
In general, we use derivatives as a fair value hedge of an underlying financial instrument and/or as an asset-liability management tool.
For example, we use derivatives in our overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets, including advances, investments, and mortgage loans and/or to adjust the interest rate sensitivity of advances, investments, and mortgage loans to approximate more closely the interest rate sensitivity of liabilities.
We also use derivatives to manage embedded options in assets and liabilities to hedge the market value of existing assets, liabilities, and anticipated transactions.
A more detailed discussion regarding our use of derivatives is located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 58 and in “Risk Management” beginning on page 106.
Capital and Dividends
The Bank’s Class B stock has a par value of $100 per share, and all shares are purchased, repurchased, redeemed, or transferred only at par value. We have two subclasses of Class B stock:
•	Membership stock—Each member must purchase and hold membership stock equal to a percentage of its total assets as of the preceding December 31. We use membership stock to provide capital for our financial operations, including maintenance of our liquidity and investment portfolios.

•	Activity-based stock—Each member is required to purchase activity-based stock equal to a percentage of its outstanding transactions and commitments and to hold that stock as long as the transactions and commitments remain outstanding.

The membership stock and activity-based stock percentages may be adjusted by the Board of Directors within ranges established in the capital plan. The following table summarizes our capital stock requirements and ranges established by the capital plan for each requirement at December 31, 2006 and December 31, 2005:

	Capital Stock	Range Established
	Requirements	by Capital Plan
Membership stock requirement:
Member’s total assets as of the preceding December 31[1]	0.12%	0.10% to 0.25%
Activity-based stock requirement:
Outstanding principal balance of advances	4.45%	3.00% to 5.00%
Outstanding acquired member assets[2]	4.45%	3.00% to 5.00%
Outstanding standby letters of credit	0.15%	0.00% to 0.175%
Commitments for advances	0.00%	0.00% to 0.35%
Commitments for acquired member assets	0.00%	0.00% to 0.60%

[1]	The membership stock requirement calculated using the required percentage is currently subject to a cap of $10 million and a floor of $10,000. Under the capital plan, the cap may be adjusted between $10 million and $30 million and the floor may be adjusted between $10,000 and $30,000 by the Board of Directors.

[2]	Percent required is for acquired member assets purchased by the Bank on or after July 1, 2003. Acquired member assets purchased by the Bank before the July 1, 2003 conversion are subject to the capital requirements specified in the contracts in effect at the time the assets were purchased.
Each member is required to purchase and maintain a minimum investment in Class B stock equal to the sum of its membership stock and activity-based stock requirements. Membership stock owned in excess of the membership stock requirement is known as excess membership stock. Activity-based stock owned in excess of the activity-based stock requirement is known as excess activity-based stock. The sum of a member’s excess membership stock and excess activity-based stock is known as excess stock. A member may request redemption of any or all of its excess stock by providing the Bank with written notice five years in advance of the redemption. The five-year notice period also applies when a member wishes to withdraw its membership in the Bank.
Although the Bank does not redeem membership stock prior to the expiration of the five-year notice period prescribed under the Bank’s capital plan, the Bank, at its discretion and upon 15 days’ written notice, may repurchase excess membership stock. Although our current practice generally is not to repurchase excess shares of membership stock and not to honor requests by members for the repurchase of membership stock, we may change our practice at any time.
If a member’s membership stock balance exceeds the $10 million cap as a result of a merger or consolidation, we may repurchase the amount of excess stock necessary to make the member’s membership stock balance equal to the $10 million cap.

Although the Bank does not redeem activity-based stock prior to the expiration of the five-year notice period prescribed under the Bank’s capital plan, the Bank, in accordance with its capital plan, automatically, but at its option, repurchases excess activity-based stock that exceeds an operational threshold on at least a scheduled monthly basis, subject to the limitations set forth in the plan. The current operational threshold is $50,000 and may be changed by the Board of Directors within ranges specified in the capital plan with at least 15 days’ prior written notice. The Bank may also change the scheduled date for repurchasing excess activity-based stock with at least 15 days’ prior written notice. Under current Bank practice, we will also consider written repurchase requests from members for excess activity-based stock. The Bank may receive such requests when (1) a member desires that the Bank repurchase the member’s excess activity-based stock above the operational threshold before the scheduled monthly date or (2) a member desires that the Bank repurchase the member’s excess activity-based stock which is below the operational threshold but above the member’s activity-based stock requirement. Although it is our current practice to honor repurchase requests on excess activity-based stock upon receipt of the request, we may change our practice at any time.
The FHLBank Act requires us to maintain minimum levels of permanent capital in an amount equal to or greater than our risk based capital calculated in accordance with the Finance Board’s rules and regulations. We also are required to maintain a minimum capital-to-asset ratio and a minimum leverage ratio. These capital requirements are further discussed in “Capital Requirements” on page 94.
The Bank’s Board of Directors may declare and pay dividends in either cash or capital stock or a combination thereof. Under a Finance Board rule that became effective in January 2007, an FHLBank is prohibited from paying a dividend in the form of additional shares of FHLBank capital stock if after the issuance the outstanding excess stock at the FHLBank would be greater than one percent of its total assets. The Bank may pay dividends from current earnings or previously retained earnings. Under a Finance Board rule that became effective in January 2007, an FHLBank may not declare a dividend based on projected or anticipated earnings. The Board of Directors may not declare or pay dividends if we will not be in compliance with our capital requirements or, if after paying the dividend, we would not be in compliance with our capital requirements. Furthermore, under a Finance Board rule that became effective in January 2007, an FHLBank may not declare or pay a dividend if the par value of the FHLBanks stock is impaired or is projected to become impaired after paying such dividend. In addition, subject to certain exceptions, before declaring or paying any dividend, we must certify to the Finance Board that we will remain in compliance with regulatory liquidity requirements and will remain capable of making full and timely payment of our current obligations coming due during the next quarter.

Pursuant to an Advisory Bulletin the Finance Board issued in August 2005, the Bank was required, until such time its SEC registration was effective, to consult with and receive approval from the Finance Board’s Office of Supervision prior to the declaration of a dividend. Following effectiveness of our SEC registration on July 11, 2006, prior approval of the dividend payment by the Finance Board’s Office of Supervision has no longer been required. However, in August 2006, our Board of Directors amended the reserve capital policy to include a limitation on the payment of dividends not to exceed income in accordance with GAAP earned in the fiscal period for which the dividend is declared. This limitation may change based on the Board of Director’s review of the reserve capital policy, which will happen no later than June 2007. These liquidity requirements are discussed in “Regulatory Requirements” on page 88. Dividend payments are discussed in further detail in “Dividends” on page 95.
Taxation
The Bank is exempt from all federal, state and local taxation except for real estate property taxes, which are a component of the Bank’s lease payments for office space or on real estate owned by the Bank as a result of foreclosure on MPF Loans.
Assessments
The Bank is obligated to pay assessments for our AHP and to make payments to the REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. In 2005, the Finance Board modified the AHP calculation to exclude interest expense for mandatorily redeemable capital stock under SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The modification was effective January 1, 2004. Prior to 2004, assessments for REFCORP and AHP equated to a minimum effective income tax rate of 26.5 percent for the FHLBanks. In 2004 and going forward, assessments for REFCORP and AHP equate to a minimum effective tax rate of 26.5 percent; this effective rate will be higher to the extent we record interest expense for mandatorily redeemable capital stock. The combined AHP and REFCORP assessments for the Bank, including amounts included in the cumulative effect of change in accounting principle, were $32.6 million, $82.5 million, and $36.1 million for the years ended December 31, 2006, 2005, and 2004.
Affordable Housing Program
To fund their respective AHPs, the FHLBanks each must set aside 10 percent of their current year regulatory income to fund next year’s AHP obligation. Regulatory income is defined by the Bank as income calculated in accordance with GAAP before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. The treatment of interest expense related to mandatorily redeemable capital stock is based on a regulatory interpretation issued by the Finance Board. We accrue our AHP assessment monthly based on our income. We reduce the AHP liability as members use subsidies.

If the Bank experienced a regulatory loss during a quarter, but still had regulatory income for the year, our obligation to the AHP would be calculated based on the Bank’s year-to-date regulatory income. If the Bank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a regulatory loss for a full year, we would have no obligation to the AHP for the next year except in the following circumstance. If the result of the aggregate 10 percent calculation is less than $100 million for all 12 FHLBanks, then the FHLBank Act requires that the shortfall be allocated among the 12 FHLBanks. The allocation is based on the ratio of each FHLBank’s regulatory income before REFCORP assessments to the sum of regulatory income before REFCORP assessments of the 12 FHLBanks. There was no shortfall during the years ended December 31, 2006, 2005, or 2004.
If an FHLBank finds that its required contributions impair the financial stability of that FHLBank, it may apply to the Finance Board for a temporary suspension of its AHP contributions. The Bank did not make such an application during the years ended December 31, 2006, 2005, or 2004.
Resolution Funding Corporation
Congress requires that each FHLBank annually pay to the REFCORP 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for the REFCORP. We accrue our REFCORP assessment on a monthly basis.
The FHLBanks’ obligation to the REFCORP will terminate when the aggregate actual quarterly payments made by the FHLBanks exactly equal the present value of a $300 million annual annuity that commences on the date on which the first obligation of the REFCORP was issued and ends on April 15, 2030. The Finance Board determines the discounting factors to use in this calculation in consultation with the Department of Treasury.
The Finance Board is required to shorten the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which there is an excess quarterly payment. An excess quarterly payment is the amount by which the actual quarterly payment exceeds $75 million. The Finance Board is required to extend the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million.

The FHLBanks’ aggregate payments through December 31, 2006 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to the third quarter of 2015. The following table presents information on the status of the FHLBanks’ REFCORP payments through December 31, 2006 (dollars in thousands):

		Interest Rate
		Used to	Present
	Amount of	Discount the	Value of the
	Benchmark	Future	Benchmark
	Payment	Benchmark	Payment
Payment Due Date	Defeased	Payment	Defeased
January 15, 2016	$54,193	4.76%	$35,406
October 15, 2015	75,000	4.77%	49,524
July 15, 2015	3,147	4.76%	2,105

Total	$132,340		$87,035

The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 million in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030 will be paid to the Department of Treasury.
The cumulative amount to be paid to the REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all FHLBanks and the level of interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s year-to-date net income. The Bank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for that year.
Liquidity Requirements
The Bank needs liquidity to satisfy member demand for short- and long-term funds, to repay maturing consolidated obligations, and to meet other business obligations. The Bank is required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by the Board of Directors. See our discussion of liquidity requirements in “Liquidity Requirements” on page 88.

Competition
Demand for the Bank’s advances is affected by, among other things, the cost of other available sources of funds for our borrowers. We compete with other suppliers of secured and unsecured wholesale funding that include investment banks and dealers, commercial banks, other GSEs such as the Farm Credit System, and, in certain circumstances, other FHLBanks. Certain holding companies have subsidiary institutions located in various states that may be members of different FHLBanks. To the extent a holding company has access through multiple subsidiaries to FHLBank funding from more than one FHLBank, the holding company can choose the most cost effective advance product available from among the FHLBanks to which it has access. Thus, FHLBanks may compete with each other to fund advances to members in different FHLBank districts that are subsidiaries of a holding company. The availability of alternative funding sources to members can significantly influence the demand for our advances and can vary as a result of a variety of factors including, among others, market conditions, member creditworthiness and size, and availability of collateral.
The purchase of mortgage loans through the MPF program is subject to significant competition on the basis of prices paid for mortgage loans, customer service, and ancillary services such as automated underwriting. We compete primarily with other GSEs such as Fannie Mae, Freddie Mac, Farm Credit System and private investors for acquisition of conventional fixed rate mortgage loans. The volume of this type of mortgage loan available for purchase by investors has declined with the rise in interest rates and competitive products such as hybrid adjustable rate mortgages that we do not currently purchase. This trend could continue and the demand for MPF products could diminish. In general, the competitive environment may present a challenge for the Bank in our achievement of financial goals. We continuously reassess the potential for success in attracting and retaining customers for our products and services.
We also compete with the U.S. government, Fannie Mae, Freddie Mac, Farm Credit System, and other GSEs as well as corporate, sovereign, and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. In the absence of increased demand, increased supply of competing debt products may result in higher debt costs or lesser amounts of debt issued at the same cost. In addition, the availability and cost of funds raised through the issuance of certain types of unsecured debt may be adversely affected by regulatory initiatives that tend to reduce investments by certain depository institutions in unsecured debt with greater price volatility or interest rate sensitivity than fixed rate, fixed maturity instruments of the same maturity. Although the available supply of funds has kept pace with our funding needs, there can be no assurance this will continue to be the case.
In addition, the sale of callable debt and the simultaneous execution of callable derivative agreements that mirror the debt have been an important source of competitive funding for the Bank. The availability of markets for callable debt and derivative agreements may be an important determinant of the Bank’s relative cost of funds. There is considerable competition among high-credit-quality issuers for callable debt and for derivative agreements. There can be no assurance the current breadth and depth of these markets will be sustained.

Regulatory Oversight, Audits, and Examinations
The Finance Board is an independent executive agency in the U.S. government responsible for supervising and regulating the FHLBanks and the Office of Finance. The Finance Board consists of five full time members, four of whom are appointed by the President of the U.S. with the consent of the Senate to serve seven-year terms. The fifth board member is the Secretary of the Department of Housing and Urban Development. The Finance Board administers the FHLBank Act and is authorized to issue rules, regulations, and orders affecting the FHLBanks and the Office of Finance.
To assess the safety and soundness of the Bank, the Finance Board conducts annual, on-site examinations of the Bank as well as periodic off-site reviews. Additionally, we are required to submit monthly financial information in the statement of condition, results of operations, and various other financial reports to the Finance Board.
The Finance Board requires that we satisfy certain minimum liquidity and capital requirements. Liquidity requirements are discussed in “Regulatory Requirements” on page 88. Capital requirements are discussed in “Capital Requirements” on page 94.
The Finance Board has broad authority to bring administrative actions against an FHLBank and its directors and executive officers. The Finance Board may initiate proceedings to suspend or remove FHLBank directors and executive officers for cause. The Finance Board may issue a notice of charges seeking the issuance of a temporary or permanent cease and desist order to an FHLBank or any director or executive officer if the Finance Board determines that any such party is engaging in, has engaged in, or the Finance Board has cause to believe the party is about to engage in
•	an unsafe or unsound practice in conducting the business of the FHLBank.

•	any conduct that violates any provision of the FHLBank Act or any applicable law, order, rule, or regulation.

•	any conduct that violates conditions imposed in writing by the Finance Board in connection with the granting of any application or other request by the FHLBank or any written agreement between the FHLBank and the Finance Board.

The Finance Board may issue a notice seeking the assessment of civil monetary penalties against an FHLBank or, in some cases, any director or executive officer that
•	violates any provision of the FHLBank Act or any order, rule, or regulation issued under the FHLBank Act.

•	violates any final or temporary cease and desist order issued by the Finance Board pursuant to the FHLBank Act.

•	violates any written agreement between an FHLBank and the Finance Board.

•	engages in any conduct that causes or is likely to cause a loss to an FHLBank.
The Finance Board is funded through assessments levied against the FHLBanks. No tax dollars or other appropriations support the operations of the Finance Board. The Finance Board allocates its operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of total capital. Unless otherwise instructed in writing by the Finance Board, each FHLBank pays the Finance Board its pro rata share of an assessment in equal monthly installments during the annual period covered by the assessment.
The Government Corporation Control Act provides that before a government corporation issues and offers obligations to the public, the Secretary of the Treasury shall prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the means by which the obligations will be issued and time of issuance; and the selling price. To provide further access to funding, the FHLBank Act authorizes the Secretary of the Treasury, at his/her discretion, to purchase consolidated obligations from all FHLBanks up to an aggregate principal amount of $4.0 billion.
The Comptroller General has authority under the FHLBank Act to audit or examine the Finance Board and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Further, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent public accounting firm. If the Comptroller General conducts such a review, he/she must report the results and provide his/her recommendations to the Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General may also conduct his/her own audit of any financial statements of the Bank.
The Bank submits annual management reports to the Congress, the President of the U.S., the Office of Management and Budget, and the Comptroller General. These reports include statements of condition, statements of income, statements of changes in capital, statements of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent auditors on the financial statements.

The Bank is required to file with the SEC an Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K. The SEC maintains a website that contains these reports and other information regarding the Bank’s electronic filings located at www.sec.gov. These reports may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.
We also make our quarterly and annual financial reports available free of charge on our Internet Website at www.fhlbdm.com as soon as reasonably practicable after such reports are available. Quarterly and annual financial reports for the FHLBanks on a combined basis are also available free of charge at the Website of the Office of Finance as soon as reasonably practicable after such reports are available. The Internet Website address to obtain these filings is www.fhlb-of.com.
Information contained in the above mentioned websites, or that can be accessed through those websites, is not incorporated by reference into this annual report on Form 10-K and does not constitute a part of this or any report filed with the SEC.
Personnel
As of February 28, 2007, the Bank had 189 full-time equivalent employees. Our employees are not covered by a collective bargaining agreement.

ITEM 1A—RISK FACTORS
The following discussion summarizes the most significant risks we face. This discussion is not exhaustive of all risks, and there may be other risks we face which are not described below. The risks described below, if realized, could negatively affect our business operations, financial condition, and future results of operations and, among other things, could result in our inability to pay dividends on our capital stock.
Our Funding Depends Upon Our Ability to Access the Capital Markets and Compete Effectively for Sources of Funding, Which Could Adversely Affect Our Financial Condition and Results of Operations
Our primary source of funds is the sale of consolidated obligations in the capital markets. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets at that time, which are beyond our control. In addition, we compete with Fannie Mae, Freddie Mac, Farm Credit System, and other FHLBanks, among others, for funds. Accordingly, we cannot make any assurance that we will be able to obtain funding on terms acceptable to the Bank, if at all. If we cannot access funding when needed, our ability to support and continue our operations would be adversely affected, which would negatively affect our financial condition and results of operations.
Participation in the MPF Program Subjects Us to Greater Potential Credit Losses and Increased Interest Rate Risk
The MPF program is highly subject to competitive pressures. In addition, it is more susceptible to credit losses and involves greater interest rate risk and operational complexity than the Bank’s core advance business. General changes in market conditions could have a negative effect on the mortgage market. Examples of how changes in market conditions could affect the Bank’s participation in the MPF program include, but are not limited to, the following: rising interest rates slowing mortgage originations; economic downturn creating increased defaults and lowering housing prices; and increased innovation changing from the traditional primary borrowing of a 30-year fixed rate mortgage to products that do not meet the criteria of the MPF program. Any of these changes could have a negative impact on our profitability from the MPF program.
Prepayment Risks in Mortgage Assets Could Cause a Reduction in Earnings or Impairment in Capital
Our mortgage investments provide homeowners the option to prepay their mortgages prior to maturity. This option leaves the Bank susceptible to unpredictable cash flows associated with our mortgage investments. In general, as interest rates rise, prepayments will slow and cash flows will extend. Conversely, as interest rates decline, prepayments will increase and cash flows will shorten. Although the Bank attempts to mitigate this risk by issuing swaptions and a variety of bullet and callable debt to more closely match changes in cash flows, there can be no assurance that an adverse interest rate fluctuation will not cause a reduction in earnings or impairment in capital.

Limitation, by the Bank’s Reserve Capital Policy, of the Bank’s dividend to net income in Accordance with GAAP may impact our financial condition and operating results
In August 2006, our Board of Directors amended the reserve capital policy to include a limitation on the payment of dividends not to exceed income in accordance with GAAP earned in the fiscal period for which the dividend is declared. This limitation may change based on the Board of Director’s review of the reserve capital policy, which is expected to happen no later than June 2007. If the Bank’s GAAP income in the fiscal period for which the dividend is declared is low or reflective of a loss, the Bank’s dividend will be limited. If this limit causes lower to no dividends for a period, future business with the Bank may be impacted, which would negatively impact our financial condition and operating results.
Recent Changes in Senior Management and Other Key Personnel May Be Disruptive to Our Business and Could Materially and Adversely Affect Our Operations, Operating Results, and Financial Condition
We have recently experienced a number of senior management and other key personnel changes. Changes in senior management of companies are inherently disruptive. This turnover in senior management and other key personnel creates risk for the Bank, including, but not limited to: loss of continuity, possible delays or problems in implementing a new organizational structure, and potential uncertainty by employees and existing and prospective members about the direction and prospects of the Bank. Each of these factors could materially and adversely affect, among other things, the Bank’s operations, operating results, and financial condition.
High Penetration Levels in our Five-State District May Impact our Ability to Increase Future earnings and Grow or Maintain our Asset Size
In our five-state district our membership includes the majority of institutions that are eligible to become members. Because of this, in order for the Bank to increase our advance levels, we must look to our current membership for increased activity with the Bank. Therefore, our 2007 strategic business plan includes objectives for developing and implementing sales and marketing strategies, evaluating our advance products including advance pricing, and reviewing our collateral requirements. If the Bank does not remain competitive within the market place, the Bank is at risk of shrinking asset size, which may result in decreased income. The above strategies, if not carefully and appropriately implemented, may expose the Bank to additional risk.

Volatility of Interest Rates Could Cause a Reduction in Earnings or Impairment in Capital
The Bank realizes income primarily from the spread between interest earned on the Bank’s outstanding advances, MPF loans, and investments and interest paid on the Bank’s borrowings and other liabilities. We may experience instances when either our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. In either case, interest rate moves contrary to our position could negatively affect our financial condition and results of operations. Moreover, these impacts can be exacerbated by prepayment and extension risk, which is the risk that mortgage-related assets will be refinanced in low interest-rate environments, or will remain outstanding at below-market yields when interest rates increase. Although we employ a number of measures to monitor and respond to interest rate changes, there can be no assurance that an adverse interest rate fluctuation will not cause a reduction in earnings or impairment in capital.
Purchases Under our MPF Program Have Declined which could have an Adverse Effect on our Business and Future Operating Results
Average mortgage loans decreased over the last two years due to decreased purchases from our largest participating member, Superior. At December 31, 2006 we had $11.8 billion in par value of mortgage loans purchased from 181 PFIs. Of that amount, approximately $10.0 billion, or 85 percent, was purchased from Superior. At December 31, 2005 we had $13.0 billion in par value of mortgage loans purchased from 149 PFIs. Of that amount, approximately $11.5 billion, or 88 percent, was purchased from Superior. Although the Bank continues to purchase mortgage loans through the MPF program from participating members, the Bank anticipates that, over time, the MPF program will become a smaller portion of the Bank’s total assets and income. In light of these developments, we are analyzing the role of the MPF program in relation to our long-term business strategy.
Failure to timely Implement the Requirements of Public Company Financial Reporting Practices and Internal Controls Could Have a Material Adverse Effect on the Bank
Our disclosure controls and procedures do not currently meet all the standards applicable to public companies, including those contemplated by Section 404, as well as rules and regulations enacted by the Securities and Exchange Commission.

During the course of 2005, three material weaknesses in the Bank’s internal controls had been identified, including the following: 1) The Bank did not maintain an effective control environment based on the criteria established in the Committee of Sponsoring Organization’s “Internal Control - Integrated Framework” COSO framework. Specifically, the Bank did not maintain effective controls to ensure its policies and procedures were designed to prevent or detect the override of internal control over financial reporting. This control deficiency permitted the Bank to enter into financial transactions that were not in compliance with established policies and procedures. In addition, the Bank did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of GAAP commensurate with the Bank’s financial reporting requirements. 2) The Bank did not maintain effective controls over spreadsheets used in the Bank’s financial close and reporting process. Specifically, the Bank did not have procedures in place to ensure that access to key spreadsheets was restricted to appropriate personnel and that unauthorized modification of the data or formulas within the spreadsheets was prevented or detected. 3) The Bank did not maintain effective controls over the accurate accounting for derivatives. Specifically, the Bank did not appropriately analyze and interpret the provisions of SFAS No. 133 and related interpretations which led to a misapplication of the short-cut and long haul methods for certain hedged transactions and the use of inappropriate valuation methodologies to account for derivatives. Additionally, the Bank did not maintain effective controls over the valuation of certain hedge accounting transactions based on the inability of the information technology system to value the optionality embedded in a portion of its positions. Furthermore, the Bank did not maintain effective processes around reconciliations of its internal derivative valuations to its counterparty derivative valuations.
During 2006, the Bank remediated two of the three material weaknesses described above. The remaining material weakness is as follows: The Bank did not maintain effective controls over its use of spreadsheets used in financial close and reporting process. Specifically, the Bank did not have effective controls in place to monitor and ensure that spreadsheet formula logic was adequately tested and analyzed in order to provide accurate and complete spreadsheet calculations. This control deficiency could result in a misstatement of any of our financial statement accounts and disclosures that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected in a timely manner. The Bank has taken and is planning on taking certain remedial actions to address this material weakness as described in “Item 9A — Controls and Procedures” at page 154.
Although management is currently taking steps to timely implement the requirements of public company financial reporting practices and internal controls our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable to us as an SEC registrant. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to attest to the adequacy of our internal controls over financial reporting when required at December 31, 2008. In addition, if we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as an SEC registrant. Any failure by us to timely provide the required financial information may adversely impact our debt pricing.

Economic Downturns and Changes in Federal Monetary Policy Could Have an Adverse Affect on Our Business Operations and Earnings
Our earnings are sensitive to general economic factors and market conditions including, but not limited to, the strength of the U.S. economy and the local economies in which the Bank operates, the condition of the housing finance markets, short-term and long-term interest rates, interest rate volatility, credit spreads, currency exchange rates, and supply and demand of products in the domestic and foreign capital markets. Member demand for our products and services could be adversely impacted if any of these conditions worsen. Changes in the policies of the Federal Reserve Board affecting the yield in interest-earning assets and the cost of interest-bearing liabilities may also adversely impact our business growth and earnings. These factors are beyond our control.
The Terms of Any Liquidation, Merger, Or Consolidation Involving Us May Have an Adverse Impact on Members’ Investment in Us
Under the FHLBank Act, holders of Class B stock own our retained earnings, paid-in surplus, undivided profits, and equity reserves, if any. With respect to liquidation, our capital plan provides that, after payment of creditors, holders of Class B stock shall receive the par value of their Class B stock as well as any retained earnings in an amount proportional to the holder’s share of total shares of Class B stock.
Our capital plan also provides that the Bank’s Board of Directors shall determine the rights and preferences of the Bank’s stockholders in connection with any merger or consolidation, subject to any terms and conditions imposed by the Finance Board. We cannot predict how the Finance Board might exercise its statutory authority with respect to liquidations, reorganizations, mergers, or consolidations or whether any actions taken by the Finance Board in this regard would be inconsistent with the provisions of our capital plan or the rights of the holders of our Class B stock. Consequently, there can be no assurance that any liquidation, merger or consolidation involving us will be consummated on terms that do not adversely affect our members’ investment in us.

We Face Competition for Advance Demand Which Could Adversely Affect Our Financial Condition and Results of Operations
One of our primary businesses is making advances to our members. Demand for advances is impacted by, among other things, alternative sources of liquidity and loan funding for our members. We compete with other suppliers of wholesale funding, including investment banks, commercial banks, and, in certain circumstances, other FHLBanks and GSEs. Such suppliers may provide more favorable terms or more attractive credit or collateral standards on loans than we do on our advances. Moreover, because our members are required to hold capital stock in the Bank as a percentage of their outstanding advances with the Bank, members may take into account the level of dividends that the Bank pays on its capital stock in determining whether to obtain new advances or to retain existing advances. In addition, many of our competitors are not subject to the same body of regulation applicable to the Bank, which enables those competitors to offer products and terms that we are not able to offer. The availability to our members, particularly to members with strong creditworthiness, of alternative funding sources that are more attractive than those funding products offered by us may significantly decrease the demand for our advances. Furthermore, efforts to effectively compete with other suppliers of wholesale funding by changing the pricing of our advances may result in a decrease in the profitability of our advance business. A decrease in the demand for advances, or a decrease in the profitability on advances would negatively affect our financial condition and results of operations. Lower earnings may result in lower dividend yields to members.
The Absence of Six of the Eight Appointed Directors from the Bank’s Board of Directors that the Finance Board is Authorized to Appoint May Negatively Affect the Bank’s Corporate Governance
The Finance Board is responsible under the FHLBank Act for appointing a minimum of six directors to the Board of Directors of the Bank. Furthermore, the FHLBank Act requires that the management of each FHLBank be vested in a board of at least 14 directors. The Bank currently has 12 members on its Board, including two appointed director seats which will expire at the end of 2007.

On January 18, 2007, the Finance Board adopted an “interim final rule” that amends its rule regarding the selection of appointive directors to establish procedures for the selection of appointed directors to the boards of the FHLBanks. Under the new rule, each FHLBank must annually, on or before October 1, submit to the Finance Board two candidates for each appointive director seat. Additionally, under the rule, the FHLBanks are responsible for conducting a preliminary assessment of their eligibility and qualifications. The nominations must be accompanied by a completed eligibility form, which demonstrates the qualifications of each nominee to serve on the Board of an FHLBank. The Finance Board will review each nomination and decide whether to appoint directors from the submitted list of nominees. If the Finance Board does not fill all of the appointive directorships from the list submitted by the FHLBank it may require the FHLBank to submit additional nominees for consideration. As of December 31, 2006, the Bank had six vacant directorships that are subject to being filled based on the Finance Board’s adopted process. We cannot predict if or when the Finance Board will complete the appointment of directors to these vacant directorships. Further, the Finance Board has asked for comments on this interim final rule, so it is possible that further changes may be made.
Until the appointed seats are filled, the continued absence of appointed directors from the Board of Directors could have a negative impact on the corporate governance of the Bank. Additionally, if the Finance Board appoints six new appointive directors to the Bank’s Board of Directors and the Bank does not appropriately integrate these appointed directors into the Board, it could also have a negative impact on the corporate governance of the Bank.
We Rely Heavily on Information Systems and Other Technology, Which Could Have a Negative Effect on Our Financial Condition and Results of Operations
We rely heavily upon information systems and other technology to conduct and manage our business. To the extent that we experience a failure or interruption in any of these systems or other technology, we may be unable to conduct and manage our business effectively, including, without limitation, our hedging and advance activities. We can make no assurance that we will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure or interruption. Any failure or interruption could significantly harm our customer relations, risk management, and profitability, which could have a negative effect on our financial condition and results of operations.
Counterparty Credit Risk Could Adversely Affect Our Financial Condition and Results of Operations
We assume unsecured credit risk when entering into securities transactions, money market transactions, and derivative contracts with counterparties. The insolvency or other inability of a significant counterparty to perform its obligations under a derivative contract or other agreement could have an adverse effect on our financial condition and results of operations.

Mortgage Finance Business Activities Rely on the FHLBank of Chicago and Operational Difficulties Could Have a Negative Impact on Our Financial Condition and Results of Operations
As part of our business, we participate in the MPF program with the FHLBank of Chicago, which accounts for approximately 28 percent of our total assets at December 31, 2006 and December 31, 2005, and approximately 28 percent of the Bank’s interest income for the year ended December 31, 2006 and 37 percent of the Bank’s interest income for the year ended December 31, 2005. If the FHLBank of Chicago changes or ceases to operate the program, this would have a negative impact on the Bank’s mortgage finance business, financial condition, and results of operations. Additionally, if the FHLBank of Chicago, or its third party vendors, experiences operational difficulties, either directly or through its vendors, such difficulties could have a negative impact on our financial condition and results of operations.
We Use Derivative Instruments to Reduce Our Interest-rate Risk, And We May Not Be Able to Enter into Effective Derivative Instruments on Acceptable Terms Which Could Adversely Impact Our Financial Condition and Results of Operations
We use derivative instruments to reduce our interest rate and mortgage prepayment risk, but no hedging strategy can completely protect us from such risk. The Bank’s effective use of these instruments depends upon our ability to enter into these instruments with acceptable counterparties and terms, and upon our ability to determine the appropriate hedging positions by weighing our assets, liabilities, and prevailing and changing market conditions. If we are unable to manage our hedging positions effectively, we may be unable to manage our interest rate and other risks, which may result in earnings volatility, and could adversely, impact our financial condition and results of operations.
We are Subject to Complex Laws and Regulations, Which Could Change in a Manner Detrimental to the Bank’s Financial Condition and Results of Operations
The FHLBanks are governed by the FHLBank Act and regulations adopted by the Finance Board. From time to time, Congress has amended the FHLBank Act in ways that have significantly affected the rights and obligations of the Bank and the manner in which we carry out our mission. New or modified legislation enacted by Congress or new or modified regulations or policies adopted by the Finance Board could possibly have an impact on our ability to conduct business. Regulatory changes could restrict the growth of our existing business or prohibit the creation of new products or services, which could adversely impact our financial condition and results of operations.

Changes in regulatory or statutory requirements or in their application could result in, among other things, changes in the Bank’s cost of funds, retained earnings requirements, debt issuance, dividend payment limits, form of dividend payments, capital redemption and repurchase limits, permissible business activities, the size, scope, or nature of the Bank’s lending, investment, or mortgage purchase program activities, or increased compliance costs. Changes that restrict dividend payments, the growth of the Bank’s current business, or the creation of new products or services could negatively affect the Bank’s results of operations or financial condition, or the value of Bank membership. Further, the regulatory environment affecting members could be changed in a manner that would negatively affect their ability to acquire or own the Bank’s capital stock or take advantage of the Bank’s products and services.
Legislation has been introduced by Congress that would, among other things, establish a new regulator for the GSEs (the FHLBanks, Fannie Mae, and Freddie Mac) and address other GSE reform issues. There can be no assurances that legislation that would have a material adverse effect on the Bank will not be enacted.
We Are Jointly and Severally Liable for Payment of Principal and Interest on the Consolidated Obligations Issued by the Other FHLBanks
Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all FHLBanks, backed only by the financial resources of the FHLBanks. We are jointly and severally liable with the other FHLBanks for the consolidated obligations issued by the FHLBanks through the Office of Finance, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of consolidated obligations. The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations at any time, whether or not the FHLBank who was the primary obligor has defaulted on the payment of that obligation. Furthermore, the Finance Board may allocate the liability for outstanding consolidated obligations among one or more FHLBanks on a pro rata basis or on any other basis the Finance Board may determine. Accordingly, we could incur significant liability beyond our primary obligation under consolidated obligations. Moreover, we may not pay dividends to, or redeem or repurchase capital stock from any of our members if timely payment of principal and interest on the consolidated obligations has not been made. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock may be affected not only by our own financial condition, but also by the financial condition of the other FHLBanks.

Changes in the Credit Ratings of Any FHLBank May Adversely Affect the Bank’s Ability to Issue Consolidated Obligations on Acceptable Terms Which Could Have a Negative Effect on Our Financial Condition and Results of Operations
We currently have an individual rating of Aaa on long-term deposits and “Prime-1” on short-term deposits from Moody’s. In September 2006, Standard & Poor’s improved the Bank’s individual AAA counterparty credit rating by removing the Bank from credit watch with negative implications, but maintaining the negative outlook. The negative outlook reflects Standard & Poor’s concerns about senior management changes and interest rate exposure the Bank faces with its mortgage loans purchased through the MPF program.
The FHLBanks’ consolidated obligations have been assigned Aaa/P-1 and AAA/A-1+ ratings by Moody’s and S&P. Rating agencies may from time to time change a rating or issue negative reports, which may adversely affect the cost of funds of one or more FHLBanks and the ability to issue consolidated obligations on acceptable terms. A higher cost of funds or the impairment of the ability to issue consolidated obligations on acceptable terms could also adversely affect the FHLBanks’ financial condition and results of operations and the value of FHLBank membership.
The Public Perception of GSEs, Such As the Bank, May Adversely Affect the Bank’s Access to Capital and Cost of Raising Capital
Our access to funds in the capital markets may be affected by perceived political and regulatory risks to investors. During the past several years the FHLBanks have received negative publicity due to the entry of certain FHLBanks into supervisory agreements, SEC registration delays in the case of ten of the FHLBanks, and the announcement of financial statement restatements for seven FHLBanks. This is in addition to recent negative accounting and other announcements by Fannie Mae and Freddie Mac have created pressure on debt pricing, as investors have perceived their debt instruments as bearing increased risk. Restatements and related announcements by the FHLBanks may contribute to this pressure on FHLBank debt pricing. We do not believe the FHLBanks have suffered a material adverse impact on their ability to issue consolidated obligations due to this negative publicity. We cannot, however, predict the effect of further changes in, or developments in regard to, these risks on our ability to raise funds in the marketplace or on other aspects of the Bank’s operations.
Continued Industry Consolidation Could Significantly Decrease our Membership, Which Could Impact Our Financial Condition and Results of Operations
The financial services industry has been experiencing consolidation. This consolidation may reduce the number of existing and potential members in our district. Continued industry consolidation could possibly result in loss of business and could negatively impact our financial condition and results of operations.

ITEM 1B—UNRESOLVED STAFF COMMENTS
None.
ITEM 2—PROPERTIES
In 2004, the Bank executed a 20 year lease with an affiliate of Wells Fargo for approximately 43,000 square feet of office space commencing on January 2, 2007. The office space is located in a new building at 801 Walnut Street, Suite 200, Des Moines, Iowa and is used for all primary Bank functions.
Prior to January 2007, the Bank rented approximately 47,000 square feet of office space at 907 Walnut Street, Des Moines, Iowa. The lease on this building expired on March 14, 2007.
We also maintain a leased off-site back-up facility with approximately 4,100 square feet in Urbandale, Iowa. Small offices are leased in Missouri and South Dakota for sales personnel.
ITEM 3—LEGAL PROCEEDINGS
We are not currently aware of any pending or threatened legal proceedings against the Bank that could have a material adverse effect on its financial condition, results of operations, or cash flows.
ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter other than the election of directors was submitted to a vote of stockholders in 2006. The director election was held in the fourth quarter of 2006 in accordance with regulations promulgated by the Finance Board to fill all elective directorships designated by the Finance Board for terms commencing on January 1, 2007. Members in Missouri voted to fill two Board seats designated by the Finance Board and members in Iowa voted to fill one Board seat designated by the Finance Board. The Finance Board did not designate directorships for the states of Minnesota and North Dakota for the 2006 election cycle.
The Finance Board designated one Board seat for the state of South Dakota. The incumbent director, Lynn Schneider, was the only eligible candidate from the state of South Dakota who chose to stand for election. Accordingly, the Bank earlier declared Mr. Schneider elected to the Bank’s Board for a three-year term commencing January 1, 2007.
Nominations for directorships were made by a member’s Board of Directors or authorized designee. Members could only nominate and vote in the state where they were located. Each nominee was required to be a U.S. citizen, and be an officer or director of a member located in the voting state to be represented by the elective directorship that was a member as of the preceding December 31. The nominee’s member institution must have met all of its minimum capital requirements established by its appropriate Federal banking agency or appropriate state regulator.

Members were permitted to vote all their eligible shares for one candidate for each open seat in the state in which the member was located. Eligible shares consisted of those shares a member was required to hold as of the preceding December 31 subject to the limitation that no member was permitted to cast more votes than the average number of shares of Bank stock that were required to be held by all members located in the state to be represented. A member could not split its votes among multiple nominees for a single directorship and, if there were multiple directorships to be filled for a voting state, could not cumulatively vote for a single nominee.
The Board of Directors of the Bank did not solicit proxies, nor were member institutions permitted to solicit or use proxies to cast their votes in the election. Finance Board regulations prohibited our directors, officers, employees, attorneys, or agents from directly or indirectly supporting the nomination or election of a particular individual for an elective directorship.
The election was conducted by mail. No in person meeting of the stockholders was held. The results of the election are as follows:

Missouri
				Number
Nominee	Title	Member Bank	City	of votes
Dale E. Oberkfell	President and Chief Operating Officer (COO)	Reliance Bank	Des Peres	718,081

D.R. Landwehr	President and Chief Executive Officer (CEO)	Community Bank of Missouri	Richmond	600,905

Don Reynolds	President and CEO	Regional Missouri Bank	Marceline	524,605

Stephen McCray	Chairman	Lawson Bank	Lawson	164,227

Russ Dalke	Vice President and Chief Financial Officer (CFO)	Mazuma Credit Union	Kansas City	60,492

Iowa
				Number
Nominee	Title	Member Bank	City	of votes
Clair J. Lensing	President and CEO	Security State Bank	Waverly	1,338,588

Jeffrey W. Politte	Treasurer and Chief Information Officer	Pharmacists Mutual Insurance Company	Algona	92,504

Jeffrey J. Steffensmeier	President	Village Bank & Trust Company	Cedar Rapids	40,383

Dale E. Oberkfell and D.R. Landwehr were elected to fill the seats designated by the Finance Board for the State of Missouri. Clair J. Lensing was elected to fill the seat designated by the Finance Board for the State of Iowa. The term for each directorship is January 1, 2007 through December 31, 2009.
See “Directors” on page 157 for a list of directors as of December 31, 2006, and for those whose terms continue after these elections.
PART II
ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Current members own the majority of the Bank’s capital stock. Former members own the remaining capital stock to support business transactions still carried on the Bank’s statement of condition. There is no established market for the Bank’s stock and the Bank’s stock is not publicly traded. The Bank’s stock may be redeemed or repurchased at par value at the Bank’s discretion and subject to certain limits. Par value of each share of capital stock is $100 per share. At December 31, 2006, we had 1,247 current members that held 19.1 million shares of capital stock, compared with 1,251 current members that held 19.3 million shares of capital stock at December 31, 2005 and 1,243 current members that held 22.3 million shares of capital stock at December 31, 2004. At December 31, 2006, December 31, 2005, and December 31, 2004, we had 19 former members that held 0.6 million shares of capital stock. The share totals for December 31, 2006, December 31, 2005, and December 31, 2004 include mandatorily redeemable capital stock.
The Bank’s dividends are paid every three months in March, June, September, and December. The Board of Directors declared the following cash dividends in 2006, 2005, and 2004 (dollars in millions):

	2006		2005		2004
		Annual		Annual		Annual
	Amount	Rate	Amount	Rate	Amount	Rate
First quarter	$14.3	3.00%	$18.3	3.30%	$9.0	1.76%
Second quarter	18.4	3.80	21.4	3.80	9.6	1.79
Third quarter	21.1	4.25	7.6	1.40	12.4	2.25
Fourth quarter	20.6	4.25	13.9	2.80	15.1	2.73
For additional information regarding the Bank’s dividends, see “Capital and Dividends” on page 32 and “Dividends” on page 95.

ITEM 6—SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the financial statements and notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The financial position data at December 31, 2006 and 2005 and results of operations data for the three years ended December 31, 2006, 2005, and 2004 are derived from the financial statements and notes for those years included in this report. The financial position data at December 31, 2004, 2003, and 2002 and the results of operations data for the two years ended December 31, 2003 and 2002 are derived from financial statements and notes not included in this report.

	December 31,
Statements of Condition	2006	2005	2004	2003	2002
(Dollars in millions)
Short-term investments[1]	$3,826	$5,287	$2,599	$1,936	$7,569
Mortgage-backed securities	4,380	4,925	3,702	2,494	4,104
Other investments	13	15	164	1,094	670
Advances	21,855	22,283	27,175	23,272	23,971
Mortgage loans, net	11,775	13,018	15,193	16,052	5,661
Total assets	42,041	45,722	49,048	45,073	42,217
Securities sold under agreements to repurchase	500	500	500	500	300
Consolidated obligations[2]	37,751	41,197	44,493	40,349	37,323
Mandatorily redeemable capital stock[7]	65	85	59	—	—
Affordable Housing Program	45	47	29	26	18
Payable to REFCORP	6	51	14	10	(1)
Total liabilities	39,792	43,462	46,654	42,848	40,332
Capital stock — Class B putable[3]	1,906	1,932	2,232	2,117	—
Capital stock — putable[3]	—	—	—	—	1,858
Retained earnings	344	329	163	109	31
Capital-to-asset ratio[4]	5.35%	4.94%	4.88%	4.94%	4.46%

	Years Ended December 31,
Operating Results and Performance Ratios	2006	2005	2004	2003	2002
(Dollars in millions)
Interest income[5]	$2,211.4	$1,878.0	$1,428.4	$1,155.3	$1,154.6
Interest expense	2,057.1	1,584.4	929.8	852.1	1,016.2
Net interest income[5]	154.3	293.6	498.6	303.2	138.4
Reversal of (provision for) credit losses on mortgage loans	0.5	—	5.0	(2.7)	(0.2)
Net interest income after mortgage loan credit loss provision[5]	154.8	293.6	503.6	300.5	138.2
Other income[5]	8.7	46.8	(336.8)	(90.3)	(51.0)
Other expense	41.5	39.0	31.1	25.8	25.1
Total assessments[6]	32.6	80.2	36.1	48.9	16.4
Cumulative effect of change in accounting principle7 8	—	6.5	(0.1)	—	—
Net income	89.4	227.7	99.5	135.5	45.7
Return on average assets	0.20%	0.48%	0.21%	0.32%	0.12%
Return on average capital	3.91	9.57	4.30	6.80	2.69
Net interest margin	0.35	0.62	1.03	0.72	0.37
Operating expenses to average assets[9]	0.09	0.08	0.06	0.06	0.06
Annualized dividend rate	3.83	2.82	2.13	3.00	3.00
Cash dividends declared and paid	$74.4	$61.2	$46.1	$56.8	$49.3

[1]	Short-term investments include: interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, commercial paper, and GSE obligations. Short-term investments have terms less than one year.

[2]	The par amount of the outstanding consolidated obligations for all 12 FHLBanks was $951.7 billion, $937.4 billion, $869.2 billion, $759.5 billion, and $680.7 billion at December 31, 2006, 2005, 2004, 2003, and 2002, respectively.

[3]	On July 1, 2003, the Bank replaced its subscription-based capital stock structure as mandated by Gramm-Leach-Bliley Act of 1999.

[4]	Capital-to-asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at the end of the period.

[5]	For the years ended December 31, 2003 and 2002, the Bank reclassified prepayment fee income from other income to interest income.

[6]	Total assessments include: Affordable Housing Program and REFCORP.

[7]	The Bank adopted Statement of Financial Accounting Standards 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on January 1, 2004, and recorded a $47.2 million reclassification from capital stock to mandatorily redeemable capital stock and $0.1 million loss related to the fair value adjustment on the stock reclassified to mandatorily redeemable capital stock.

[8]	Effective January 1, 2005, the Bank changed its method of accounting for premiums and discounts related to and received on mortgage loans and MBS under Statement of Financial Accounting Standards 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The Bank recorded an $8.8 million gain to change the amortization period from estimated lives to contractual maturities.

[9]	Operating expenses to average assets ratio is compensation and benefits and operating expenses as a percentage of average assets.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Conditions in the Financial Markets
Two of the primary external factors affecting net interest income are market interest rates and the general state of the economy. The following table shows information on key average market interest rates for the years ended December 31, 2006 and 2005 and key market interest rates at December 31, 2006 and 2005:

	December 31,	December 31,
	2006	2005	December 31,	December 31,
	12-Month	12-Month	2006	2005
	Average	Average	Ending Rate	Ending Rate
Fed effective[1]	4.97%	3.21%	5.17%	4.09%
Three-month LIBOR[1]	5.20	3.57	5.36	4.54
10-year U.S. Treasury[1]	4.79	4.28	4.70	4.39
30-year residential mortgage note [2]	6.41	5.85	6.18	6.15

[1]	Source is Bloomberg.

[2]	Average calculated using The Mortgage Bankers Association Weekly Application Survey and December 31, 2006 and 2005 ending rates from the respective last weeks in 2006 and 2005.
The Federal Reserve Board, through its Federal Open Market Committee, paused in June 2006 after 17 consecutive rate hikes leaving rates unchanged for the remainder of the year. Other short-term interest rates, including 3-month LIBOR, followed the trend of the Federal funds rate and have remained relatively flat. Average 3-month LIBOR increased approximately 163 basis points from 2005 to 2006. Long-term interest rates have increased less than short-term rates, resulting in a flat, slightly inverted yield curve.
The level of interest rates during a reporting period impacts the Bank’s profitability, primarily because of the impact of interest rates on invested capital. The Bank operates at relatively low net spreads between the yields earned on assets and the cost of liabilities compared to most other financial institutions due to the Bank’s cooperative structure. Accordingly, a relatively higher proportion of Bank income is generated from the investment of member-supplied capital to earn at least the average rate of liabilities. Consequently, changes in interest rates and liability costs tend to have a greater effect on Bank profitability than on the profitability of financial institutions in general.

Certain capital market developments may also affect our performance. Specifically, the relationships between the mortgage, agency, and derivative markets will affect the attractiveness of mortgage product for the Bank. This, in turn, affects our mortgage pricing and the cost at which we fund the assets through the issuance of our debt. On the mortgage-side, market conditions characterized fixed-rate product as becoming historically the most expensive during the second half of 2006 on a LIBOR option-adjusted spread (LOAS) basis. Mortgage supply has declined from the impact of rising rates and a slowing housing market, but investor demand for mortgage product has remained brisk throughout the year, keeping spreads relatively tight to three-year historical levels. In the agency debt market, limited issuance by other GSEs has benefited the Bank with debt issuance rates at more attractive relative levels than might have otherwise been the case, especially on the long-end of the curve.
Overview
The following discussion highlights significant factors influencing our results of operations and financial condition. Average balances are calculated on a daily weighted average basis. Amounts used to calculate percentage variances are based on numbers in thousands. Accordingly, recalculations may not produce the same results when the amounts are disclosed in millions.
The Bank’s members are both stockholders and customers. Our primary business objective is to be a reliable source of low-cost liquidity to our members while safeguarding their investment in us. Due to our cooperative nature, our assets, liabilities, capital, and financial strategies reflect changes in membership composition and member business activities with the Bank.
Our advance portfolio decreased to $21.9 billion at December 31, 2006 from $22.3 billion at December 31, 2005, or approximately 2 percent. The decrease in our advance portfolio was primarily due to increased advance pricing levels, lower dividends in 2005, and competition with brokered deposits. However, the decrease from these factors was partially offset by increased advance activity from our insurance company membership of $581.0 million. Interest income on our advance portfolio (including advance prepayment fees, net) increased $235.0 million or approximately 26 percent for the year ended December 31, 2006 compared with the year ended December 31, 2005. Although advance activity decreased during 2006, an increase in pricing levels and the interest rate environment increased advance interest income. In our five-state district our membership includes the majority of institutions that are eligible to become members. Because of this, in order for the Bank to increase our advance levels, we must look to our current membership and increase their activity with the Bank. Additionally, we continue to focus our marketing efforts on growth opportunities including objectives contained in our 2007 strategic business plan for developing and implementing sales and marketing strategies, evaluating our advance products including advance pricing, and reviewing our collateral requirements.

At December 31, 2006, our mortgage loan portfolio declined approximately 9 percent to $11.8 billion compared with $13.0 billion at December 31, 2005 due to pay-offs of the existing portfolio exceeding new loan acquisitions and no purchases from our largest PFI. Although the Bank continues to purchase mortgage loans through the MPF program from participating members, the Bank anticipates that, over time, the MPF program will become a smaller portion of the Bank’s assets and income. Therefore, the Bank is analyzing the impact of the decreasing mortgage loan portfolio on the Bank’s business including alternatives to the current MPF program. Interest income from mortgage loans held for portfolio decreased to $614.7 million for the year ended December 31, 2006 from $688.5 million for the year ended December 31, 2005.
Investments decreased $2.0 billion to $8.2 billion at December 31, 2006 from $10.2 billion at December 31, 2005. As 2006 represented a period of transition due to several factors including turnover at the executive management level, it was the intention of the Board of Directors to operate in a manner that did not involve significant increase in the risks to which the Bank was exposed, including increases in our market risk profile. As a result, the Bank operated under a self-imposed executive order from March 2006 through October 2006 that limited all investments in securities to those with a maturity of one year or less, which resulted in most investments being directed to overnight investments during that period.
During 2005 and through the second quarter of 2006, the Bank’s payment of dividends was limited by certain factors. During 2005, the Board of Directors limited the dividend payments in order to increase retained earnings. Pursuant to an Advisory Bulletin the Finance Board issued in August 2005, the Bank was required, until our SEC registration was effective, to consult with and receive approval from the Finance Board’s Office of Supervision prior to the declaration of a dividend. Following effectiveness of our SEC registration on July 11, 2006, prior approval of the dividend payment by the Finance Board’s Office of Supervision has no longer been required.
In June 2006, the Board of Directors approved a reserve capital policy that establishes limits on retained earnings and dividends which are reflective of the Bank’s risk position and projected long-term earnings. This reserve capital policy was effective on August 1, 2006. This policy establishes retained earnings minimum balances and identifies specific circumstances where the dividend will either be reduced or the Board of Directors will review the current and future dividend levels. Effective August 24, 2006, our Board of Directors amended the reserve capital policy to include a limitation on the payment of dividends not to exceed income in accordance with GAAP earned in the fiscal period for which the dividend is declared. This limitation may change based on the Board of Director’s review of the reserve capital policy, which is expected to happen no later than June 2007. The 2006 annualized dividend rate was 3.83 percent compared with 2.82 percent in 2005.

In connection with our registration process with the SEC in 2005 and early 2006, we performed a comprehensive review of certain derivative instruments and our accounting for those derivative instruments and respective hedged items. During this review, we identified certain errors in our application of hedge accounting under SFAS 133 and restated our financial statements for those errors. The effect of the restatement significantly accelerated the timing of the Bank’s recognition of income, primarily due to the loss of hedge accounting on our mortgage loans. The loss of hedge accounting meant that the Bank recorded a gain or loss on the hedging instrument without recording the corresponding loss or gain on the hedged item. During the period of time the mortgage loan hedge strategy was in place, long-term interest rates generally increased. As a result, the Bank recorded a gain on the hedging instrument and no corresponding loss on the mortgage loans. Because of the loss of hedge accounting for certain hedging relationships involving mortgage loans, in the fourth quarter of 2005, we discontinued the use of our mortgage loan hedge strategy and terminated any remaining structured mortgage swaps. The one-side market value adjustment resulting from the loss of hedge accounting significantly influenced the timing of income recognition related to these transactions and resulted in the Bank increasing cumulative net income before assessments by $225.9 million through December 31, 2005. While the high level of retained earnings puts the Bank in an advantageous position with regard to capital adequacy, the accelerated recognition of what would otherwise have been future income from the mortgage portfolio resulted in a decrease in the Bank’s anticipated income in future periods.
Results of Operations for the Years Ended December 31, 2006, 2005, and 2004
Financial Highlights
The overall financial results for the periods presented have been influenced by changes in our mortgage loan hedging strategy, decreased levels of member advance and mortgage loan activities, and limited investment activity.
During 2005, our hedges of mortgage loans were accounted for as economic hedges. Economic hedges do not qualify for hedge accounting and, as a result, the Bank recorded a gain or loss on the hedging instrument without recording the corresponding loss or gain on the hedged item. In addition, the interest accruals on the hedging instrument were recorded as a component of other income instead of a component of net interest income. In the fourth quarter of 2005, we discontinued the use of our mortgage loan hedge strategy and terminated any remaining structured mortgage swaps. Concurrent with the termination of the hedging instruments, we issued a combination of fixed-rate callable, noncallable, and amortizing prepayment linked consolidated obligation bonds to fund the portion of the mortgage loan portfolio previously hedged through the mortgage loan hedge strategy. As a result of the termination of the mortgage loan hedges, we have almost completely eliminated the economic hedges which resulted in recording a gain or loss on the hedging instrument without recording the corresponding loss or gain on the hedged item. These changes have resulted in much less volatility in quarterly financial results in 2006 but have caused significant fluctuations in net income, net gains (losses) on derivatives and hedging activities, and net interest income when comparing years ended December 31, 2006 with 2005.

As previously discussed, advance and mortgage loan activity decreased during the year ended December 31, 2006 compared with December 31, 2005. Advance activity decreased due to increased advance pricing levels, lower dividends in 2005, and competition with brokered deposits. Mortgage loan activity decreased due to no purchases from our largest PFI. Although the Bank continues to purchase mortgage loans through the MPF program from PFIs, the Bank anticipates that, over time, the MPF program will become an increasingly smaller portion of the Bank’s assets and income. This reduction in mortgage loan and advance activity caused decreases in our asset balances at December 31, 2006 compared with December 31, 2005.
Investments decreased approximately $2.0 billion at December 31, 2006 compared with December 31, 2005 primarily due to the self-imposed executive order in place at the Bank. As previously discussed, the self-imposed executive order was in place from March 2006 through October 2006 and limited investments to those with terms of less than one year. This impacted our ability to increase our investment balances which also decreased earnings potential.
As discussed above, the effect of the restatement significantly accelerated the timing of the Bank’s recognition of income, primarily due to the loss of hedge accounting on our mortgage loans. The Bank increased cumulative net income before assessments by $225.9 million through December 31, 2005. While the high level of retained earnings puts the Bank in an advantageous position with regard to capital adequacy, the accelerated recognition of what would otherwise have been future income from the mortgage portfolio resulted in a decrease in the Bank’s anticipated income in future periods.
Net Income
Net income was $89.4 million for the year ended December 31, 2006 compared with $227.7 million in 2005. The decrease of $138.3 million for the year ended December 31, 2006 was primarily due to decreased net interest income of $139.3 million and decreased net gains on derivatives and hedging activities of $36.6 million partially offset by decreased assessments of $47.6 million. Net income increased $128.2 million for the year ended December 31, 2005 compared with the year ended December 31, 2004 primarily due to increased net gains on derivatives and hedging activities of $391.3 million. This impact was partially offset by a decrease in net interest income after mortgage loan credit loss provision of $210.0 million.

Net income fluctuated during 2006 and 2005 as compared with the previous years primarily due to the treatment of the structured mortgage swap hedge strategy in 2005 and 2004 as an economic hedge. For the period of time that the structured mortgage swap hedging strategy was treated as an economic hedge, the interest income and expense associated with those economic hedges was included in other income versus net interest income. The following tables show the components of other income — net gain (loss) on derivatives and hedging activities for the years ended December 31, 2006, 2005, and 2004 (dollars in millions):

		Mortgage		Consolidated	Balance
	Advances	Assets	Investments	Obligations	Sheet	Total
2006
Economic Hedges:
Realized and unrealized gain (loss)	$—	$—	$—	$0.1	$(0.3)	$(0.2)
Interest component (realized)	(0.2)	—	—	—	—	(0.2)

Total Economic Hedges	(0.2)	—	—	0.1	(0.3)	(0.4)

Other Hedge Ineffectiveness	3.6	—	—	(0.9)	—	2.7

Total Net Gain (loss) on Derivatives and Hedging Activities	$3.4	$—	$—	$(0.8)	$(0.3)	$2.3

2005
Economic Hedges:
Realized and unrealized gain	$15.5	$152.8	$0.1	$—	$—	$168.4
Interest component (realized)	(7.0)	(128.4)	(0.1)	—	—	(135.5)

Total Economic Hedges	8.5	24.4	—	—	—	32.9

Other Hedge Ineffectiveness	1.8	—	—	4.2	—	6.0

Total Net Gain on Derivatives and Hedging Activities	$10.3	$24.4	$—	$4.2	$—	$38.9

2004
Economic Hedges:
Realized and unrealized gain (loss)	$11.5	$23.3	$0.3	$(2.4)	$—	$32.7
Interest component (realized)	(15.3)	(373.2)	(1.0)	1.2	—	(388.3)

Total Economic Hedges	(3.8)	(349.9)	(0.7)	(1.2)	—	(355.6)

Other Hedge Ineffectiveness	2.0	—	—	1.2	—	3.2

Total Net Loss on Derivatives and Hedging Activities	$(1.8)	$(349.9)	$(0.7)	$—	$—	$(352.4)

Realized and unrealized gain (loss)
Realized and unrealized gain (loss) is comprised of the periodic market value change of the derivatives in economic hedge relationships including terminated derivatives which are settled in cash. Because of the economic hedge strategy on our mortgage loan portfolio, income in 2005 was significantly accelerated and higher than 2006. Substantially all of these economic hedges were terminated by the fourth quarter of 2005. During the period of time the mortgage loan hedge strategy was in place, long-term interest rates generally increased. As a result, the Bank recorded a gain on the hedging instrument and no corresponding loss on the hedged item. The impact of the one-side market value adjustment in 2005 can be seen in the table above in the line item “Realized and unrealized gain (loss)”. This one-side market value adjustment on the mortgage loan hedge strategy has significantly influenced the timing of income recognition. The acceleration of income in 2005 has resulted in a reduction in earnings in 2006. Additionally, in 2006, the Bank entered into interest rate swaptions to protect against sudden and severe interest rate declines of 200 basis points or more. The changes in market value are reflected in the Balance Sheet column of the table above.
Interest component (realized)
Interest component (realized) includes the net interest payments and accruals on the derivatives in economic hedge relationships. As noted above, the related interest payments and accruals related to economic hedges are recorded as a component of other income. Therefore, when our mortgage loan hedging strategy was in place in 2005, a significant amount of net interest payments and accruals on the interest rate swaps were recorded in other income through the interest component line item in the table above, while the related net interest payments and accruals on the hedged mortgage loans were recorded in net interest income. Under the mortgage loan hedging strategy, the Bank paid an amount on the derivative that approximated the fixed rate on the mortgage loans being hedged and received one-month LIBOR plus a spread. During the period of time the mortgage loan hedge strategy was in place, the fixed rate paid on the interest rate swap exceeded the one-month LIBOR rate received. As a result, the net interest payments and accruals on the derivative resulted in a loss in 2005. The classification of interest payments and accruals of economic hedges impacts the year-to-year fluctuations of net gains (losses) on derivatives and hedging activities and net interest income, but does not affect net income.
Other Hedge Ineffectiveness
Hedge ineffectiveness occurs when changes in fair value of the derivative and related hedged item do not perfectly offset each other. Hedge ineffectiveness gains during 2006 were primarily due to advance hedge relationships. Hedge ineffectiveness gains and losses during 2005 and 2004 were primarily due to both advance and consolidated obligation hedge relationships.

Net Interest Income
Net interest income is the primary measure of the performance of our ongoing operations. The classification in other income of interest payments and accruals related to economic hedges and fluctuations in average asset, liability, and capital balances, and the related yields and costs are the primary causes of changes in our net interest income.
Average assets decreased to $43.8 billion in 2006 and $47.2 billion in 2005 from $48.4 billion in 2004. The decrease in 2006 was primarily attributable to decreased average advances and mortgage loans, which were partially offset by increased average investments. In 2005, the decrease was primarily attributable to decreased average mortgage loans. Average liabilities decreased to $41.6 billion in 2006 and $44.8 billion in 2005 from $46.1 billion in 2004. The decrease in 2006 and 2005 was due to decreased levels of consolidated obligations needed to support the decreased average asset balances.
Average capital decreased $0.1 billion in 2006 compared to 2005. The decrease was primarily due to a decline in capital stock requirements to support decreased member activities related to average advances and mortgage loans. The decrease was partially offset by growth in retained earnings. Average capital increased $0.1 billion in 2005 compared with 2004. In 2005, the increase was primarily due to growth in capital stock requirements to support member activities related to advances and growth in retained earnings.
The following table shows net interest income for the years ended December 31, 2006, 2005, and 2004 (dollars in millions):

	2006	2005	2004
Total interest income	$2,211.4	$1,878.0	$1,428.4
Total interest expense	2,057.1	1,584.4	929.8

Net interest income before mortgage loan credit loss provision	154.3	293.6	498.6
(Reversal of) provision for credit losses on mortgage loans	(0.5)	—	(5.0)

Net interest income after mortgage loan credit loss provision	$154.8	$293.6	$503.6

Net interest income before mortgage loan credit loss provision decreased $139.3 million for the year ended December 31, 2006 when compared with 2005 and $205.0 million for the year ended December 31, 2005 when compared with 2004. For the year ended December 31, 2006 compared with 2005, as discussed below, the decrease was due mainly to the decrease in asset-liability spread income of $168.4 million. The decrease in asset-liability spread income more than offset increased earnings on capital of $29.1 million for the year ended December 31, 2006 compared with 2005. In 2005, asset-liability spread income decreased $242.3 million partially offset by increased earnings on capital of $37.3 million.
The yield on total interest-earning assets and cost of interest-bearing liabilities are impacted by our use of derivatives to adjust the interest rate sensitivity of assets and liabilities. For the earnings impact of our hedging activities by product see “Hedging Activities” on page 72.
The two components of the Bank’s net interest income are earnings from our asset-liability spread and earnings on capital.
Asset-liability Spread
This spread equals the yield on total assets minus the cost of total liabilities. Asset-liability spread income declined $168.4 million for the year ended December 31, 2006 compared with 2005 and $242.3 million for the year ended December 31, 2005 when compared with 2004. Because the interest rate swaps hedging mortgage assets did not qualify for hedge accounting during the first nine months of 2005 and throughout 2004, a significant amount of net interest expense was recorded in other income in 2005 and 2004. Therefore, in 2005 and 2004, the classification of the interest payments and accruals on economic hedges in other income resulted in higher earnings on asset-liability spread than would have otherwise been expected. Additionally, as the cost of liabilities funding the swapped mortgage assets increased in 2005 due to increased short- and intermediate-term rates, the yield on mortgage assets represented the fixed rate yield and was not impacted by the swap accruals. Because the yield on our mortgage assets was not impacted by the swap accruals as the swap expense was reported in other income, our overall yield on mortgage assets increased.

We subsequently terminated the derivatives in the economic hedge relationship related to mortgage loans in the fourth quarter of 2005. Concurrent with the termination of the hedging instruments, we issued a combination of fixed rate callable, noncallable, and amortizing prepayment linked consolidated obligation bonds to fund the portion of the mortgage loan portfolio previously hedged with derivatives. As a result of the termination of the hedge strategy and the concurrent fixed rate funding the 2006 earnings on asset-liability spread has declined when compared to 2005.
Earnings on Capital
We invest our regulatory capital (which is defined as capital plus mandatorily redeemable capital stock) to generate earnings, generally for the same repricing maturity as the assets being supported. As interest rates change, asset yields also move, but there is no corresponding change in the capital that finances a portion of interest-earning assets. Earnings on capital is computed as the average cost of interest-bearing liabilities multiplied by the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities. A considerable portion of our net interest income is derived from the earnings on invested capital.
Earnings on capital increased $29.1 million in 2006 and $37.3 million in 2005 because of higher interest rates. In 2006, the increase was somewhat offset by a decrease in average capital. In 2005, the increase was enhanced by larger average capital balances. As short- and intermediate-term interest rates have risen, the earnings contribution from capital increased. Average capital decreased $95.0 million during 2006 compared with 2005 primarily due to a decline in capital stock to support member advances and mortgage loans. Average capital increased $67.0 million in 2005 primarily due to growth in capital stock to support member advances and the retention of retained earnings from the restatement.
Future asset-liability spreads and earnings on capital could be affected positively or negatively by a variety of factors, including competition, developments affecting GSEs, and actions by rating agencies, regulators, or Congress.

The following tables present average balances and rates of major interest rate sensitive asset and liability categories for the years ended December 31, 2006, 2005, and 2004. The tables also present the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities and the net interest margin between yield on total assets and the cost of total liabilities and capital (dollars in millions).

	2006			2005			2004
			Interest			Interest			Interest
	Average	Yield/	Income/	Average	Yield/	Income/	Average	Yield/	Income/
	Balance	Cost	Expense	Balance	Cost	Expense	Balance	Cost	Expense
Interest-earning assets
Interest-bearing deposits	$239	4.59%	$11.0	$356	3.48%	$12.4	$290	1.36%	$3.9
Securities purchased under agreements to resell	305	5.07%	15.5	305	3.29%	10.0	305	1.40%	4.3
Federal funds sold	2,770	5.01%	138.7	1,574	3.39%	53.4	1,898	1.35%	25.7
Short-term investments[1]	913	5.04%	46.0	1,171	3.23%	37.8	1,036	1.43%	14.8
Mortgage-backed securities[1]	4,741	5.24%	248.3	3,599	4.69%	168.7	2,832	3.39%	95.9
Other investments[1]	14	4.39%	0.6	156	3.63%	5.6	757	1.44%	10.9
Advances[2]	22,216	5.12%	1,136.6	25,651	3.51%	901.6	25,299	2.03%	513.8
Mortgage loans[3]	12,392	4.96%	614.7	14,130	4.87%	688.5	15,660	4.85%	759.1
Other interest-earning assets	—	0.00%	—	—	0.00%	—	3	1.31%	—

Total interest-earning assets	43,590	5.07%	2,211.4	46,942	4.00%	1,878.0	48,080	2.97%	1,428.4
Noninterest-earning assets	251	—	—	276	—	—	343	—	—

Total assets	$43,841	5.04%	$2,211.4	$47,218	3.98%	$1,878.0	$48,423	2.95%	$1,428.4

Interest-bearing liabilities
Deposits	$736	4.78%	$35.2	$806	3.02%	$24.3	$1,202	1.04%	$12.5
Consolidated obligations
Discount notes	5,423	4.97%	269.3	5,268	3.04%	160.2	5,780	1.36%	78.4
Bonds	34,106	5.05%	1,721.0	37,399	3.69%	1,378.2	37,655	2.20%	827.5
Other interest-bearing liabilities	579	5.46%	31.6	580	3.72%	21.7	554	2.05%	11.4

Total interest-bearing liabilities	40,844	5.04%	2,057.1	44,053	3.60%	1,584.4	45,191	2.06%	929.8
Noninterest-bearing liabilities	713	—	—	786	—	—	920	—	—

Total liabilities	41,557	4.95%	2,057.1	44,839	3.53%	1,584.4	46,111	2.02%	929.8
Capital	2,284	—	—	2,379	—	—	2,312	—	—

Total liabilities and capital	$43,841	4.69%	$2,057.1	$47,218	3.36%	$1,584.4	$48,423	1.92%	$929.8

Net interest income and spread		0.03%	$154.3		0.40%	$293.6		0.91%	$498.6

Net interest margin		0.35%			0.62%			1.03%

Average interest-earning assets to interest-bearing liabilities		106.72%			106.56%			106.39%

Composition of net interest income
Asset-liability spread		0.09%	$41.2		0.45%	$209.6		0.93%	$451.9
Earnings on capital		4.95%	113.1		3.53%	84.0		2.02%	46.7

Net interest income			$154.3			$293.6			$498.6

[1]	The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[2]	Advance interest income includes advance prepayment fee income of $0.5 million, $0.3 million, and $0.9 million for the years ended December 31, 2006, 2005, and 2004.

[3]	Nonperforming loans are included in average balances used to determine average rate.

Our net interest income is affected by changes in the dollar volumes of our interest-earning assets and interest-bearing liabilities and changes in the average rates of those assets and liabilities. The following table presents the changes in interest income and interest expense between 2006 and 2005 as well as between 2005 and 2004. Changes that cannot be attributed to either rate or volume have been allocated to the rate and volume variances based on relative size (dollars in millions).

	Variance — 2006 vs. 2005			Variance — 2005 vs. 2004
	Total Increase		Total	Total Increase		Total
	(Decrease) Due to		Increase	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income
Interest-bearing deposits	$(4.7)	$3.3	$(1.4)	$1.1	$7.4	$8.5
Securities purchased under agreements to resell	—	5.5	5.5	—	5.7	5.7
Federal funds sold	52.4	32.9	85.3	(5.1)	32.8	27.7
Short-term investments	(9.7)	17.9	8.2	2.2	20.8	23.0
Mortgage-backed securities	58.1	21.5	79.6	30.1	42.7	72.8
Other investments	(6.0)	1.0	(5.0)	(13.1)	7.8	(5.3)
Advances	(133.5)	368.5	235.0	7.3	380.5	387.8
Mortgage loans	(86.3)	12.5	(73.8)	(73.8)	3.2	(70.6)
Other interest-earning assets	—	—	—	—	—	—

Total interest income	(129.7)	463.1	333.4	(51.3)	500.9	449.6
Interest expense
Deposits	(2.3)	13.2	10.9	(5.3)	17.1	11.8
Consolidated obligations
Discount notes	4.8	104.3	109.1	(7.5)	89.3	81.8
Bonds	(130.1)	472.9	342.8	(5.7)	556.4	550.7
Other interest-bearing liabilities	—	9.9	9.9	0.6	9.7	10.3

Total interest expense	(127.6)	600.3	472.7	(17.9)	672.5	654.6

Net interest income	$(2.1)	$(137.2)	$(139.3)	$(33.4)	$(171.6)	$(205.0)

Net Interest Income by Segment
The Bank’s segment results are analyzed on an adjusted net interest income basis. Adjusted net interest income includes the impact of net interest income plus interest income and expense associated with economic hedges. A description of these segments is included in the “Business Segments” section on page 7. The following shows the Bank’s financial performance by operating segment and a reconciliation of financial performance to net interest income for the years ended December 31, 2006, 2005, and 2004 (dollars in millions):

	2006	2005	2004
Adjusted net interest income by operating segment
Member Finance	$122.1	$111.2	$72.1
Mortgage Finance	$32.5	$46.9	$43.2

Total	$154.6	$158.1	$115.3

Reconciliation to the Bank’s operating segment results to net interest income
Adjusted net interest income	$154.6	$158.1	$115.3
Net interest expense on economic hedges	0.2	135.5	388.3

Net interest income after mortgage loan credit loss provision	$154.8	$293.6	$503.6

Member Finance
Member Finance adjusted net interest income increased $10.9 million for 2006 when compared with 2005 and $39.1 million for 2005 when compared with 2004. The increases were largely attributable to higher returns on invested capital partially offset by lower average asset balances. The segment’s average assets decreased to $26.7 billion at December 31, 2006 and $29.5 billion at December 31, 2005 compared with $29.9 billion at December 31, 2004. Factors influencing the higher returns on invested capital are discussed in “Net Interest Income” beginning on page 65.
Mortgage Finance
The Mortgage Finance segment adjusted net interest income decreased $14.4 million in 2006 when compared with 2005. The decrease was attributable to lower average asset balances partially offset by higher returns on invested capital. The segment’s average assets decreased to $17.1 billion for 2006 from $17.7 billion for 2005. In 2005, adjusted net interest income increased $3.7 million when compared with 2004 primarily due to higher returns on invested capital somewhat offset by lower asset balances. Factors influencing the higher returns on invested capital are discussed in “Net Interest Income” beginning on page 65.

The Bank currently expects that the volume of purchases for the MPF program will continue to be at relatively low levels and to the extent that new production does not replace current mortgage loan portfolio runoff, we would experience declines in mortgage loan balances which would likely continue to reduce the Mortgage Finance segment’s net interest income.
Additionally the Bank invests in MBS at opportune times to leverage our balance sheet and provide liquidity. Average MBS balances increased to $4.7 billion for the year ended December 31, 2006 from $3.6 billion for the year ended December 31, 2005. Income from MBS increased approximately $79.6 million for the year ended December 31, 2006 compared with the year ended December 31, 2005. This increase in average balances and income partially offset the decrease to the Mortgage Finance segment’s adjusted net interest income.
Provision for Credit Losses on Mortgage Loans
We recorded a decrease to our provision for credit losses of $0.5 million during 2006 and $5.0 million in 2004. In 2006, the decrease was based upon the Bank’s quarterly evaluation that reviewed the performance and characteristics of the mortgage loans in the Bank’s MPF portfolio. In 2004, we changed our estimation process and recorded a reversal of our provision for credit losses on mortgage loans as we shifted to a heavier weighting on our own mortgage loan portfolio performance data and less weighting of peer data (e.g., delinquency levels, loss history, and reserve levels of peers engaged in similar mortgage loan activities). A portion of the reversal also related to the consideration of members’ credit enhancement in the allowance calculation. For additional discussion see “Mortgage Assets” beginning on page 121.
Other Income
The following table presents the components of other income for the years ended December 31, 2006, 2005, and 2004 (dollars in millions):

	2006	2005	2004
Service fees	$2.4	$2.5	$2.3
Net loss on trading securities	—	—	(0.8)
Net realized gain on available-for-sale securities	—	2.7	5.5
Net realized gain on held-to-maturity securities	—	—	4.0
Net gain (loss) on derivatives and hedging activities	2.3	38.9	(352.4)
Other, net	4.0	2.7	4.6

Total other income	$8.7	$46.8	$(336.8)

Other income can be volatile from period to period depending on the type of financial activity reported. For instance, the net gain or loss on derivatives and hedging activities is highly dependent on the Bank’s hedging activities and changes in interest rates.

Other income decreased $38.1 million in 2006 compared with 2005 primarily due to decreased net gains on derivatives and hedging activities. Other income increased $383.6 million in 2005 due to increased net gains on derivatives and hedging activities compared to 2004. Fluctuations in our net gain (loss) on derivatives and hedging activities were due to the loss of hedge accounting and subsequent termination of our interest rate swaps hedging our mortgage portfolio. As previously discussed, in 2004 to late 2005, a significant portion of our fixed rate mortgage portfolio was hedged with interest rate swaps and funded with variable rate debt. Because the interest rate swaps on the mortgage assets were economic hedges and did not qualify for hedge accounting, the related interest accruals were recorded in other income instead of net interest income. As previously discussed, these economic hedges were terminated in late 2005 in part to eliminate the earnings volatility associated with economic hedges. We terminated those relationships in the fourth quarter of 2005 causing the decrease in net gains on derivatives and hedging activities in 2006 when compared with 2005.
Hedging Activities
If a hedging activity qualifies for hedge accounting treatment, the Bank includes the periodic cash flow components of the hedging instrument related to interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. In addition, the Bank reports as a component of other income in net gain (loss) on derivatives and hedging activities, the fair value changes of both the hedging instrument and the hedged item. The Bank records the amortization of upfront fees paid or received on interest rate swaps and cumulative fair value adjustments from terminated hedges in interest income or expense.
If a hedging activity does not qualify for hedge accounting treatment, the Bank reports the hedging instrument’s components of interest income and expense, together with the effect of changes in fair value in other income; however, there is no corresponding fair value adjustment for the hedged asset or liability.
As a result, accounting for derivatives and hedging activities affects the timing of income recognition and the effect of certain hedging transactions are spread throughout the income statement in net interest income and other income.

The following tables categorize the earnings impact of our hedging activities by product for the years ended December 31, 2006, 2005, and 2004 (dollars in millions):

Twelve months ended		Mortgage		Consolidated	Balance
December 31, 2006	Advances	Assets	Investments	Obligations	Sheet	Total
Net Interest Income
Interest component	$56.4	$—	$0.2	$226.0	$—	$282.6
Amortization/accretion	(2.2)	(2.1)	—	(43.2)	—	(47.5)

Total net interest income	54.2	(2.1)	0.2	182.8	—	235.1

Other Income — Net gain (loss) on derivatives and hedging activities
Hedge ineffectiveness	3.6	—	—	(0.9)	—	2.7
Economic hedges	(0.2)	—	—	0.1	(0.3)	(0.4)

Total net gain (loss) on derivatives and hedging activities	3.4	—	—	(0.8)	(0.3)	2.3

Total Earnings Impact	$57.6	$(2.1)	$0.2	$182.0	$(0.3)	$237.4

Twelve months ended		Mortgage		Consolidated	Balance
December 31, 2005	Advances	Assets	Investments	Obligations	Sheet	Total
Net Interest Income
Interest component	$(100.3)	$(4.6)	$(1.1)	$(12.0)	$—	$(118.0)
Amortization/accretion	(1.7)	(2.9)	—	(25.9)	—	(30.5)

Total net interest income	(102.0)	(7.5)	(1.1)	(37.9)	—	(148.5)

Other Income — Net gain on derivatives and hedging activities
Hedge ineffectiveness	1.8	—	—	4.2	—	6.0
Economic hedges	8.5	24.4	—	—	—	32.9

Total net gain on derivatives and hedging activities	10.3	24.4	—	4.2	—	38.9

Total Earnings Impact	$(91.7)	$16.9	$(1.1)	$(33.7)	$—	$(109.6)

Twelve months ended		Mortgage		Consolidated	Balance
December 31, 2004	Advances	Assets	Investments	Obligations	Sheet	Total
Net Interest Income
Interest component	$(271.0)	$(15.8)	$(25.8)	$371.6	$—	$59.0
Amortization/accretion	(2.1)	(3.9)	—	10.1	—	4.1

Total net interest income	(273.1)	(19.7)	(25.8)	381.7	—	63.1

Other Income — Net gain (loss) on derivatives and hedging activities
Hedge ineffectiveness	2.0	—	—	1.2	—	3.2
Economic hedges	(3.8)	(349.9)	(0.7)	(1.2)	—	(355.6)

Total net loss on derivatives and hedging activities	(1.8)	(349.9)	(0.7)	—	—	(352.4)

Total Earnings Impact	$(274.9)	$(369.6)	$(26.5)	$381.7	$—	$(289.3)

Interest Component. The interest component in net interest income generally relates to interest rate swaps. Our primary hedging strategies are to change fixed interest rates into variable interest rates. As the interest rate environment changes over time, the variable interest rates on the interest rate swaps will change. Because the purpose of the hedging activity is to protect net interest income against changes in interest rates, the absolute increase or decrease of interest income from interest-earning assets or interest expense from interest-bearing liabilities is not as important as the relationship of the hedging activities to overall net interest income. The effect of hedging activities varies from period to period depending on interest rate movements and the amount of the Bank’s hedging activities.
Amortization/accretion. The effect of hedging on amortization and accretion varies from period to period depending on the Bank’s activities, such as terminating certain consolidated obligation and mortgage asset economic hedge relationships to manage our risk profile, and the amount of upfront fees received or paid on derivative hedges. Consolidated obligation amortization/accretion income decreased in 2006 compared with 2005 and 2005 compared with 2004 primarily due to increased basis adjustment amortization expense from terminated hedges.
Hedge Ineffectiveness. Hedge ineffectiveness occurs when changes in fair value of the derivative and the related hedged item do not perfectly offset each other. Hedge ineffectiveness gains during the 2006 were primarily due to advance hedge relationships. Hedge ineffectiveness gains and losses during 2005 and 2004 were primarily due to advances and consolidated obligation hedge relationships.
Economic Hedges. Economic hedges are primarily used to manage prepayment and interest rate cap risks in our mortgage loan portfolio and to manage basis risk between our assets and liabilities. Additionally, in 2006 the Bank began using economic hedges to protect our balance sheet from sudden and severe interest rate declines of 200 basis points or more. Economic hedges do not qualify for hedge accounting and as a result the Bank records a gain or loss on the hedging instrument without recording the corresponding loss or gain on the hedged item. In addition, the interest accruals on the hedging instrument are recorded as a component of other income instead of a component of net interest income. See additional discussion in “Net Income” at page 62.

Other Expenses
The following table shows the components of other expenses for the three years ended December 31, 2006, 2005, and 2004 (dollars in millions):

	2006	2005	2004
Compensation and benefits	$22.6	$20.3	$17.3
Occupancy cost	0.7	0.7	0.8
Other operating expenses	15.7	15.3	10.7

Total operating expenses	16.4	16.0	11.5

Finance Board	1.5	1.7	1.3
Office of Finance	1.0	1.0	1.0

Total other expense	$41.5	$39.0	$31.1

Compensation and benefits increased $2.3 million in 2006 compared with 2005. The increase reflects higher expenses for salary and benefits, gainsharing, and funding our portion of the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan).
Compensation and benefits increased $3.0 million in 2005 compared with 2004. The increase reflects higher expenses for making staff additions, funding our portion of the Pentegra Defined Benefit Plan, and increasing market costs associated with salaries and employee benefits.
Total operating expenses increased $4.5 million in 2005 compared with those in 2004. Approximately $0.8 million of the 2005 increase related to accounting and legal fees related to our restatement and registration of a class of equity securities with the SEC as required by the Finance Board and approximately $2.7 million of the increase related to costs incurred for the internal review conducted by the Bank’s Board of Directors.

Statements of Condition at December 31, 2006 and 2005
Advances
At December 31, 2006, the book value of advances totaled $21.9 billion or approximately 2 percent less than the December 31, 2005 book value of $22.3 billion. Advance balances decreased due to increased advance pricing levels, lower dividends in 2005, and competition with brokered deposits. The Bank increased our advance pricing in May of 2006 thereby decreasing our members’ advance activity. In 2005, we lowered our dividend. Although the dividend was lowered in 2005, the impact was in 2006 as members did not renew advances with us. Finally, the Bank experienced competition with brokered deposits. The rate on brokered deposits was competitive with our advance rates therefore decreasing advance activity.
In our five-state district our membership includes the majority of institutions that are eligible to become members. Because of this, in order for the Bank to increase our advance levels, we must look to our current membership and increase their activity with the Bank. Additionally, we continue to focus our marketing efforts on growth opportunities including objectives contained in our 2007 strategic business plan for developing and implementing sales and marketing strategies, evaluating our advance products, including advance pricing, and reviewing our collateral requirements.
Members are required to purchase and maintain capital stock to support outstanding advances. Changes in advances are accompanied by changes in capital stock, unless the member already owns excess activity-based stock. At December 31, 2006 and 2005, advance activity stock as a percentage of the advance portfolio was 4.45 percent.

The composition of our advances based on remaining term to scheduled maturity at December 31, 2006 and 2005 was as follows (dollars in millions):

	2006		2005
		Percent of		Percent of
	Amount	Total	Amount	Total
Simple fixed rate advances
Overdrawn demand deposit accounts	$1	—%	$—	—%
One month or less	2,592	11.9	2,882	12.9
Over one month through one year	2,413	11.0	2,262	10.2
Greater than one year	5,592	25.6	5,663	25.5

	10,598	48.5	10,807	48.6
Simple variable rate advances
One month or less	17	0.1	19	0.1
Over one month through one year	344	1.6	513	2.3
Greater than one year	3,617	16.5	3,576	16.1

	3,978	18.2	4,108	18.5
Callable advances — fixed rate	268	1.2	318	1.4
Putable advances
Fixed rate	5,833	26.7	5,627	25.3
Community investment advances
Fixed rate	892	4.1	1,083	4.9
Variable rate	45	0.2	48	0.2
Callable — fixed rate	71	0.3	96	0.4
Putable — fixed rate	166	0.8	143	0.7

Total par value	21,851	100.0%	22,230	100.0%
Hedging fair value adjustments
Cumulative fair value (loss) gain	(3)		44
Basis adjustments from terminated hedges	7		9

Total advances	$21,855		$22,283

The following tables show advance balances for our five largest member borrowers at December 31, 2006 and 2005 (dollars in millions):

				Percent of
			2006	Total
Name	City	State	Advances[1]	Advances
Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	$1,600	7.3%
AmerUs Life Insurance Company	Des Moines	IA	1,511	6.9
TCF National Bank	Wayzata	MN	1,425	6.5
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	1,300	6.0
Bank Midwest, N.A.	Kansas City	MO	586	2.7

			6,422	29.4
Housing associates			4	—
All others			15,425	70.6

Total advances (at par value)			$21,851	100.0%

[1]	Amounts represent par value before considering unamortized commitment fees, premiums and discounts, and hedging fair value adjustments.

[2]	Transamerica Occidental Life Insurance Company and Transamerica Life Insurance Company are affiliates.

				Percent of
			2005	Total
Name	City	State	Advances[1]	Advances
Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	$1,600	7.2%
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	1,300	5.8
AmerUs Life Insurance Company	Des Moines	IA	998	4.5
TCF National Bank	Wayzata	MN	981	4.4
Bank Midwest, N.A.	Kansas City	MO	702	3.2

			5,581	25.1
Housing associates			5	—
All others			16,644	74.9

Total advances (at par value)			$22,230	100.0%

[1]	Amounts represent par value before considering unamortized commitment fees, premiums and discounts, and hedging fair value adjustments.

[2]	Transamerica Occidental Life Insurance Company and Transamerica Life Insurance Company are affiliates.

Mortgage Loans
The following table shows information at December 31, 2006 and 2005 on mortgage loans held for portfolio (dollars in millions):

	2006	2005
Single family mortgages
Fixed rate conventional loans
Contractual maturity less than or equal to 15 years	$2,941	$3,350
Contractual maturity greater than 15 years	8,308	9,025

Subtotal	11,249	12,375
Fixed rate government-insured loans
Contractual maturity less than or equal to 15 years	3	4
Contractual maturity greater than 15 years	508	619

Subtotal	511	623

Total par value	11,760	12,998

Premiums	113	133
Discounts	(108)	(124)
Basis adjustments from terminated hedges	10	12
Allowance for credit losses	—	(1)

Total mortgage loans held for portfolio, net	$11,775	$13,018

Mortgage loans decreased approximately $1.2 billion at December 31, 2006 as we purchased $0.4 billion of loans through the MPF program and received principal repayments of $1.6 billion in 2006. In 2005, we purchased $0.4 billion of loans and received principal repayments of $2.6 billion. The weighted average pay-down rate for mortgage loans in 2006 was approximately 12 percent compared with approximately 17 percent in 2005.
Members are required to purchase and maintain capital stock to support outstanding mortgage loans. Changes in mortgage loans are accompanied by changes in capital stock, unless the member already owns excess activity-based stock. Beginning July 1, 2003, we have required members to maintain activity-based capital stock amounting to 4.45 percent of outstanding acquired member assets. Acquired member assets purchased before July 1, 2003 were subject to the capital requirements specified in the contracts in effect at the time the assets were purchased. At December 31, 2006, mortgage loan activity stock as a percentage of the mortgage portfolio was 4.38 percent compared with 4.37 percent at December 31, 2005.

Mortgage loans acquired from members have historically been concentrated with Superior. At December 31, 2006 and 2005 we held mortgage loans acquired from Superior amounting to $10.0 billion and $11.5 billion. At December 31, 2006 and 2005, these loans represented 85 percent and 88 percent of total mortgage loans at par value. The following table shows our loan purchases for the years ended December 31, 2006, 2005, and 2004 (dollars in millions):

	2006	2005	2004
Superior	$—	$—	$1,266
All other members	359	466	583

Total	$359	$466	$1,849

Superior purchases as a percent of the total	0%	0%	68%

Superior did not deliver any whole mortgages in 2006 or 2005 and we do not expect Superior to deliver whole mortgages to the Bank for the foreseeable future. Although we continue to purchase mortgage loans through the MPF program from participating members, Superior’s decision could have a material impact on the size of the Bank’s mortgage portfolio in future periods but will not impact loans previously sold to the Bank. In the near term, we do not expect a material impact on our results of operations. To the extent that new production does not replace current and expected mortgage loan portfolio runoff, we would experience continuing declines in mortgage loan balances and supporting activity-based capital stock. Declines in these balances would likely reduce net interest income.

Investments
The following table shows the book value of investments at December 31, 2006 and 2005 (dollars in millions):

	2006		2005
		Percent of		Percent of
	Amount	Total	Amount	Total
Short-term investments
Interest-bearing deposits	$11	0.1%	$700	6.8%
Securities purchased under agreements to resell	305	3.7	305	3.0
Federal funds sold	1,625	19.8	2,985	29.2
Commercial paper	1,323	16.1	747	7.3
Government-sponsored enterprise obligations	562	6.9	550	5.4

	3,826	46.6	5,287	51.7
Mortgage-backed securities
Government-sponsored enterprises	4,144	50.5	4,562	44.6
U.S. government agency-guaranteed	81	1.0	116	1.1
MPF shared funding	61	0.7	69	0.7
Other	94	1.1	178	1.7

	4,380	53.3	4,925	48.1
State or local housing agency obligations	4	0.0	7	0.1
Other	9	0.1	8	0.1

Total investments	$8,219	100.0%	$10,227	100.0%

Investments as a percent of total assets		19.5%		22.4%

Investment balances decreased approximately 20 percent at December 31, 2006 compared with December 31, 2005. The decrease was primarily due to decreased short-term investments and pay-offs of our MBS portfolio. The level of short-term investments will vary according to changes in other asset classes, levels of capital, and management of our capital-to-asset ratio. The weighted average pay-down rate for MBS in 2006 was approximately 20 percent compared with approximately 21 percent in 2005. Pay-downs were partially offset by the purchase of $0.5 billion of GSE MBS in 2006.
During the period of management transition and operational and strategic review the Bank was operating under, the intention of the Board of Directors was to operate in a manner that did not involve significant increased risk. This included limiting investments in securities to those with maturities of less than one year from March 2006 through October 2006. As this limit was lifted in October 2006, the Bank is currently reviewing our investment strategies in relation to our portfolio. This may increase investment activity in the future.

The Bank has reviewed its available-for-sale and held-to-maturity investments and has determined that all unrealized losses are temporary based on the creditworthiness of the issuers, underlying collateral, and our ability and intent to hold the securities to maturity.
Consolidated Obligations
Consolidated obligations, which include discount notes and bonds, are the primary source of funds to support our advances, mortgage loans, and investments. We make significant use of derivatives to restructure interest rates on consolidated obligations to better match our funding needs and reduce funding costs. At December 31, 2006, consolidated obligations issued on the Bank’s behalf totaled $37.8 billion compared with $41.2 billion at December 31, 2005. Consolidated obligations decreased in response to the decrease in investments, mortgage loans, and advances during 2006.
Discount Notes
The following table shows the Bank’s participation in consolidated discount notes, all of which are due within one year, at December 31, 2006 and 2005 (dollars in millions):

	2006	2005
Par value	$4,700	$4,074
Discounts	(15)	(7)

Total discount notes	$4,685	$4,067

Bonds
The following table shows the Bank’s participation in consolidated bonds based on remaining term to maturity at December 31, 2006 and 2005 (dollars in millions):

Year of Maturity	2006	2005
2006	$—	$9,615
2007	6,098	5,961
2008	5,660	4,905
2009	4,505	3,222
2010	2,622	2,254
2011	2,292	1,111
Thereafter	9,224	7,206
Index amortizing notes	2,978	3,379

Total par value	33,379	37,653

Premiums	33	31
Discounts	(23)	(22)
Hedging fair value adjustments
Cumulative fair value gain	(195)	(350)
Basis adjustments from terminated hedges	(128)	(182)

Total bonds	$33,066	$37,130

See additional discussion regarding our derivative contracts in the “Derivatives” section on page 119.
Bonds outstanding included the following at December 31, 2006 and 2005 (dollars in millions):

	2006	2005
Par amount of bonds
Noncallable or nonputable	$22,421	$23,380
Callable	10,958	14,273

Total par value	$33,379	$37,653

Deposits
The following table shows our deposits by product type at December 31, 2006 and 2005 (dollars in millions):

	2006		2005
		Percent of		Percent of
	Amount	Total	Amount	Total
Interest-bearing
Overnight	$737	78.3%	$662	76.5%
Demand	142	15.1	154	17.8
Term	20	2.1	11	1.3

Total interest-bearing	899	95.5	827	95.6
Noninterest-bearing	42	4.5	38	4.4

Total deposits	$941	100.0%	$865	100.0%

The level of deposits will vary based on member alternatives for short-term investments and timing of Bank transactions with nonmember counterparties.
Capital
At December 31, 2006, total capital (including capital stock, retained earnings, and accumulated other comprehensive income) was $2.2 billion compared with $2.3 billion at December 31, 2005.

Liquidity and Capital Resources
Our liquidity and capital positions are actively managed in an effort to preserve stable, reliable, and cost-effective sources of cash to meet all current and future normal operating financial commitments, regulatory liquidity and capital requirements, and any unforeseen liquidity needs. To achieve these objectives, we establish liquidity and capital management requirements and maintain liquidity and capital in accordance with Finance Board regulations and our own policies. We are not aware of any conditions that will result in unplanned uses of liquidity or capital in the future. Accordingly, we believe our sources of liquidity and capital will cover future liquidity and capital resource requirements.
Liquidity
Sources of Liquidity
The Bank’s primary source of liquidity is proceeds from the issuance of consolidated obligations (discount notes and bonds) in the capital markets. Because of the FHLBanks’ credit quality, efficiency, and standing in the markets, the FHLBanks have historically had ready access to funding.
During 2006, we received proceeds from the issuance of short-term consolidated discount notes of $738.8 billion and proceeds from the issuance of intermediate- to long-term consolidated bonds of $5.9 billion. During 2005, we received proceeds from the issuance of short-term consolidated discount notes of $532.1 billion and proceeds from the issuance of intermediate- to long-term consolidated bonds of $10.6 billion. Short-term consolidated discount note issuances increased during 2006 compared to 2005 due to our members shifting their advances to those with short-term maturities given the interest rate environment. In an increasing interest rate environment, advances typically shift to those with short-term maturities. We generally fund short-term advances with discount notes. Intermediate- to long-term consolidated bond proceeds have decreased as interest rates have increased and calls and subsequent reissues on consolidated obligations have declined. Additionally, as members have shifted their advances to those with short-term maturities during the 2006 and 2005, our need for intermediate-to-long-term funding has decreased.
Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The par amounts of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $913.6 billion and $895.7 billion at December 31, 2006 and December 31, 2005.
Consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AAA/A-1+ by Standard & Poor’s. These ratings measure the likelihood of timely payment of principal and interest on the consolidated obligations. Our ability to raise funds in the capital markets can be affected by these credit ratings.

In September 2006, Standard & Poor’s removed the Bank from credit watch with negative implications. The Bank’s individual AAA counterparty credit rating remains as a negative outlook. The negative outlook reflects Standard & Poor’s concerns about senior management changes and interest rate exposure the Bank faces with its mortgage loans purchased through the MPF program. Standard & Poor’s action to place the Bank’s individual counterparty rating on negative outlook did not affect the AAA senior credit rating of consolidated bonds and discount notes issued jointly by the 12 FHLBanks. Accordingly, we have not experienced and do not expect a negative impact on our ability to raise funds in the capital markets.
Other sources of liquidity include cash, interest on short-term investments, payments collected on advances and mortgage loans, fees received on interest rate swaps, proceeds from the issuance of capital stock, member deposits, Federal funds purchased, other FHLBank borrowings, securities sold under agreements to repurchase, and current period earnings. Additionally, in the event of significant market disruptions or local disasters, the Bank President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve if funds are made available to the FHLBanks during a time of crisis. To provide further access to funding, the Act authorizes the Secretary of the Treasury to purchase consolidated obligations from all FHLBanks up to an aggregate principal amount of $4.0 billion. This type of funding was not accessed during 2006 or 2005. We do not have any further off-balance sheet sources of liquidity.
We had cash and short-term investments with a book value of $3.8 billion and $5.3 billion at December 31, 2006 and 2005. The level of short-term investments will vary according to changes in other asset classes, levels of capital, and management of our capital-to-asset ratio. We adjust cash and short-term investments to maintain our targeted capital-to-asset ratio and to manage excess funds.
Uses of Liquidity
Our primary use of liquidity is the repayment of consolidated obligations. During 2006, we made payments for maturing short-term consolidated discount notes of $738.1 billion and payments for maturing and retiring intermediate- to long-term consolidated bonds of $10.1 billion. In 2005, we made payments for maturing short-term consolidated discount notes of $533.0 billion and payments for maturing and retiring intermediate- to long-term consolidated bonds of $12.7 billion. Changes in payments made on consolidated obligations between the years 2006 and 2005 are proportional to the changes in issuances of consolidated obligations for the same periods.
Other uses of liquidity include issuance of advances, purchases of mortgage loans and investments, repayment of member deposits, redemption or repurchase of capital stock, and payment of dividends.

Interest and Principal Payments on Consolidated Obligations
On June 23, 2006, the 12 FHLBanks and the Office of Finance entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement. The Office of Finance funds principal and interest payments on the FHLBanks’ consolidated obligations through its account at the Federal Reserve Bank of New York. As of July 20, 2006, the Office of Finance is required to fund these principal and interest payments by 4:00 p.m. Eastern Time, which requires the FHLBanks to send funds for principal and interest payments to the Office of Finance prior to 4:00 p.m. Eastern Time. The FHLBanks and the Office of Finance entered into this agreement to facilitate timely funding by the FHLBanks of the principal and interest payments under their respective consolidated obligations, as made through the Office of Finance, in accordance with the revised policy.
The initial term of the agreement commenced on July 20, 2006, the date that the revised Policy Statement on Payments System Risk went into effect for GSEs, and ends on December 31, 2008 (the “Initial Term”). The agreement will then automatically renew for successive three-year terms (each a “Renewal Term”) unless at least one year prior to the end of the Initial Term or any Renewal Term at least one-third of the FHLBanks give notice to the other FHLBanks and the Office of Finance of their intention to terminate the agreement at the end of such Initial Term or Renewal Term. The notice must include an explanation from those FHLBanks of their reasons for taking such action. Under the terms of the agreement, the FHLBanks and the Office of Finance agreed to endeavor in good faith to address any such reasons for amending the agreement so that all FHLBanks and the Office of Finance agree that the agreement, as amended, will remain in effect.

Liquidity Requirements
Regulatory Requirements
Finance Board regulations mandate three liquidity requirements. First, contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five business days of inability to access the consolidated obligation debt markets. The following table shows our sources of contingent liquidity to support operations for five business days compared to our liquidity needs at December 31, 2006 and 2005 (dollars in billions):

	2006	2005
Unencumbered marketable assets maturing within one year	$3.3	$4.7
Advances maturing in seven days or less	1.3	1.1
Unencumbered assets available for repurchase agreement borrowings	4.4	4.9

Total	$9.0	$10.7

Liquidity needs for five business days	$2.8	$3.5

Second, Finance Board regulations require us to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this regulation at December 31, 2006 and 2005 (dollars in billions):

	2006	2005
Advances with maturities not exceeding five years	$15.5	$15.6
Deposits in banks or trust companies	—	0.6

Total	$15.5	$16.2

Deposits	$0.9	$0.9

Third, Finance Board regulations require us to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in the total consolidated obligations outstanding. The following table shows our compliance with this regulation at December 31, 2006 and 2005 (dollars in billions):

	2006	2005
Total qualifying assets	$41.9	$45.7
Less: pledged assets	0.5	0.6

Total qualifying assets free of lien or pledge	$41.4	$45.1

Consolidated obligations outstanding	$37.8	$41.2

Operational and Contingent Liquidity
Bank policy requires that we maintain additional liquidity for day-to-day operational and contingency needs. The policy requires that we maintain overnight investments of at least $250 million to fund new lending and additional cash needs. Overnight investments amounted to $1.9 billion and $2.9 billion at December 31, 2006 and 2005.
For contingent liquidity, we maintain unencumbered (1) MBS that are guaranteed by the U.S. government or are issued by GSEs and/or (2) obligations of GSEs or other FHLBanks in an amount equal to at least 100 percent of the Bank’s regulatory capital (including capital stock classified as mandatorily redeemable) that can be used as collateral for repurchase agreements. The following table shows unencumbered securities at December 31, 2006 and 2005 (dollars in billions):

		Percent of		Percent of
		Regulatory		Regulatory
	2006	Capital	2005	Capital
Unencumbered mortgage- backed securities	$4.2	183%	$4.7	204%
Unencumbered obligations	—	—%	—	—%

Total	$4.2	183%	$4.7	204%

Total regulatory capital	$2.3		$2.3

The following table shows our sources of contingent liquidity to support operations for 90 days compared to our liquidity needs at December 31, 2006 and 2005 (dollars in billions):

	2006	2005
Unencumbered marketable assets maturing within 90 days	$3.2	$4.6
Unencumbered assets available for repurchase agreement borrowings	3.7	4.2
Advances maturing in 90 days or less	4.3	3.0
Other	0.3	0.3

Total	$11.5	$12.1

Liquidity needs for 90 days	$7.2	$6.7

We monitor our contingent liquidity using a 90-day contingent liquidity measure to ensure that the Bank can meet its obligations in the event of a longer-term capital markets disruption. This measure calculates the adequacy of our liquidity position to meet our net funding requirements without access to the consolidated obligation debt market or to other unsecured borrowings for 90 days.
On a daily basis, we evaluate our cash commitments and expected cash flows for the next 90 days to determine our projected liquidity position. Sources of liquidity include investment securities maturing within 90 days, securities eligible as collateral under repurchase agreement borrowings, maturing advances, and estimated principal prepayments on mortgage loans. Certain of these liquidity sources have been discounted for this calculation. Uses of liquidity include contractual principal payments on consolidated obligations, investment and bond call commitments, and member deposit outflows over the next 90 days. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets for 90 days, we could meet our obligations by: (1) allowing short-term investments to mature; (2) using eligible securities as collateral for repurchase agreement borrowings; and (3) if necessary, allowing advances to mature without renewal.
Capital
We had 19.1 million shares of capital stock outstanding at December 31, 2006 compared with 19.3 million shares outstanding at December 31, 2005. We issued 6.8 million shares to members and repurchased 7.0 million shares from members during 2006. We issued 8.6 million shares to members and repurchased 11.2 million shares from members during 2005. Approximately 80 percent of our capital stock outstanding at December 31, 2006 and 2005 was activity-based stock that fluctuates primarily with the outstanding balances of advances made to members and mortgage loans purchased from members.

The following tables present our five largest stockholders and their percentages of total capital stock outstanding (including capital stock classified as mandatorily redeemable) at December 31, 2006 and 2005 (dollars in millions):

				Percent of
				Total Regulatory
Name	City	State	2006	Capital Stock
Superior Guaranty Insurance Company[1]	Minneapolis	MN	$464	23.6%
Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	81	4.1
AmerUs Life Insurance Company	Des Moines	IA	78	3.9
TCF National Bank	Wayzata	MN	74	3.8
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	68	3.4

Total			$765	38.8%

Total regulatory stock			$1,971

[1]	Excludes 1.0 percent owned by Wells Fargo Bank, N.A., an affiliate of Superior Guaranty Insurance Company.

[2]	Transamerica Life Insurance Company and Transamerica Occidental Life Insurance Company are affiliates.

				Percent of
				Total Regulatory
Name	City	State	2005	Capital Stock
Superior Guaranty Insurance Company[1]	Minneapolis	MN	$525	26.0%
Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	81	4.0
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	68	3.4
AmerUs Life Insurance Company	Des Moines	IA	55	2.7
TCF National Bank	Wayzata	MN	54	2.7

Total			$783	38.8%

Total regulatory stock			$2,017

[1]	Excludes 1.0 percent owned by Wells Fargo Bank, N.A., an affiliate of Superior Guaranty Insurance Company.

[2]	Transamerica Life Insurance Company and Transamerica Occidental Life Insurance Company are affiliates.

Ownership of our capital stock is concentrated within the financial services industry. The Bank’s capital stock balances categorized by type of financial services company, as well as capital stock held by former members, are noted in the following table at December 31, 2006 and 2005 (dollars in millions):

Institutional Entity	2006	2005
Commercial Banks	$929	$941
Insurance Companies	771	804
Savings and Loan Associations and Savings Banks	140	137
Credit Unions	78	71
Former Members	53	64

Total regulatory and capital stock	$1,971	$2,017

Former members own capital stock to support business transactions still carried on the Bank’s statements of condition following their termination from membership. This stock is mandatorily redeemable. See further discussion in “Mandatorily Redeemable Capital Stock” on page 93.
Our members are required to maintain a certain minimum capital stock investment in the Bank. The minimum investment requirements are designed so that we remain adequately capitalized as member activity changes. To ensure we remain adequately capitalized within ranges established in the capital plan, these requirements may be adjusted upward or downward by the Bank’s Board of Directors. At December 31, 2006 and 2005, approximately 85 percent of our total capital was capital stock.
Stock owned by members in excess of their minimum investment requirements is known as excess stock. A member may request redemption of any or all of its excess stock by providing the Bank with written notice five years in advance of the redemption. Consistent with our practice, we generally will not redeem or repurchase membership stock until five years after the membership is terminated or the Bank receives notice of withdrawal. We are not required to redeem or repurchase activity-based stock until the later of the expiration of the notice of redemption or until the activity no longer remains outstanding. However if activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, our practice is to repurchase the excess activity-based stock on at least a scheduled monthly basis up to an operational threshold. The Bank’s excess capital stock including amounts classified as mandatorily redeemable capital stock were $91.9 million and $91.6 million at December 31, 2006 and 2005.

Mandatorily Redeemable Capital Stock
Our capital stock meets the definition of a mandatorily redeemable financial instrument as defined by SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and is reclassified from equity to a liability when a member engages in any of the following activities:
(1)	Submits a written notice to the Bank to redeem all or part of the member’s capital stock.

(2)	Submits a written notice to the Bank of the member’s intent to withdraw from membership, which automatically commences a five-year redemption period.

(3)	Terminates its membership voluntarily as a result of a merger or consolidation into a nonmember or into a member of another FHLBank, or involuntarily as a result of action by the Bank’s Board of Directors.
When any of the above events occur, we will reclassify stock from equity to a liability at fair value in compliance with SFAS 150. The Bank does not take into consideration our members’ right to cancel a redemption request in determining when shares of capital stock should be classified as a liability because the capital plan provides for a cancellation fee on all cancellations as discussed below. The fair value of capital subject to mandatory redemption is generally reported at par value as stock can only be acquired by members at par value and redeemed at par value. Fair value includes estimated dividends earned at the time of the reclassification from equity to liabilities, until such amount is paid. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the statement of income. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the statements of cash flows.
If a member cancels its written notice of redemption or notice of withdrawal, we will reclassify mandatorily redeemable capital stock from a liability to equity in compliance with SFAS 150. After the reclassification, dividends on the capital stock will no longer be classified as interest expense. Our capital plan provides that we will charge a member a cancellation fee if the written notice of redemption is cancelled or revoked. There is no time period provided for canceling a notice of redemption or withdrawal without incurring a fee. The Bank charges a cancellation fee equal to one to five percent of the par value of the shares of capital stock subject to the notice of redemption as determined by the date of receipt by the Bank of the notice of cancellation.
Although the mandatorily redeemable capital stock is not included in capital for financial reporting purposes, Finance Board interpretation requires that such outstanding stock be considered capital for determining compliance with our regulatory requirements.

At December 31, 2006, we had $64.9 million in capital stock subject to mandatory redemption from 34 members and former members. At December 31, 2005, we had $85.1 million in capital stock subject to mandatory redemption from 29 members and former members. These amounts have been classified as mandatorily redeemable capital stock in the statements of condition in accordance with SFAS 150. The following table shows the amount of capital stock subject to mandatory redemption by the time period in which we anticipate redeeming the capital stock based on our practices at December 31, 2006 and 2005 (dollars in millions):

Year of Redemption	2006	2005
Due in one year or less	$1	$12
Due after one year through two years	25	6
Due after two years through three years	16	26
Due after three years through four years	20	18
Due after four years through five years	2	19
Thereafter	1	4

Total	$65	$85

A majority of the capital stock subject to mandatory redemption at December 31, 2006 and 2005 was due to voluntary termination of membership as a result of a merger or consolidation into a nonmember or into a member of another FHLBank. In addition, during the second quarter of 2005, a member submitted a notice of withdrawal. The balance in mandatorily redeemable capital stock related to this withdrawal was $11.3 million and $21.1 million at December 31, 2006 and 2005. The remainder was due to members requesting partial repurchases of excess stock. These partial repurchases amounted to $0.4 million and $0.3 million at December 31, 2006 and 2005.
Capital Requirements
The FHLBank Act requires that the Bank maintain at all times permanent capital greater than or equal to the sum of its credit, market, and operations risk capital requirements, all calculated in accordance with the Finance Board’s regulations. Only permanent capital, defined as Class B stock and retained earnings, can satisfy this risk based capital requirement. The FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total capital divided by total assets. The FHLBank Act also imposes a five percent minimum leverage ratio based on total capital, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times divided by total assets.

For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock, including mandatorily redeemable capital stock, plus retained earnings. The following table shows the Bank’s compliance with the Finance Board’s capital requirements at December 31, 2006 and 2005 (dollars in millions):

	2006		2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$491	$2,315	$520	$2,346
Total capital-to-asset ratio	4.00%	5.50%	4.00%	5.13%
Total regulatory capital	$1,682	$2,315	$1,829	$2,346
Leverage ratio	5.00%	8.26%	5.00%	7.70%
Leverage capital	$2,102	$3,472	$2,286	$3,520
The Bank’s regulatory capital-to-asset ratio at December 31, 2006 and 2005 would have been 5.29 percent and 4.93 percent if all excess capital stock had been repurchased.
Dividends
We paid cash dividends of $74.4 million during 2006 compared to $61.2 million during 2005. The annualized dividend rate paid during 2006 was 3.83 percent compared with 2.82 percent for 2005.
During 2005 and through the second quarter of 2006, the Bank’s payment of dividends was limited by certain factors. During 2005, the Board of Directors limited the dividend payments in order to increase retained earnings. Pursuant to an Advisory Bulletin the Finance Board issued in August 2005, the Bank was required, until our SEC registration was effective, to consult with and receive approval from the Finance Board’s Office of Supervision prior to the declaration of a dividend. Following effectiveness of our SEC registration on July 11, 2006, prior approval of the dividend payment by the Finance Board’s Office of Supervision has no longer been required. However, in August 2006, our Board of Directors amended the Bank’s reserve capital policy to include a limitation on the payment of dividends not to exceed income in accordance with GAAP earned in the fiscal period for which the dividend is declared. This limitation may change based on the Board of Director’s review of the reserve capital policy, which is expected to happen no later than June 2007.
The Bank had retained earnings of $344.2 million and $329.2 million at December 31, 2006 and 2005. A significant portion of our retained earnings was derived from the acceleration of income related to the loss of hedge accounting and subsequent termination of certain mortgage loan hedging relationships in the fourth quarter of 2005. While the high level of retained earnings puts the Bank in an advantageous position with regard to capital adequacy, the accelerated recognition of what would otherwise have been future income from the mortgage portfolio will result in a decrease in the Bank’s anticipated income in future periods.

In March 2006, the Finance Board issued a proposed regulation that, if adopted, would, among other things, require an FHLBank to maintain retained earnings in an amount at least equal to $50 million plus one percent of the amount of the FHLBank’s non-advance assets. In December 2006, the Finance Board issued portions of the proposed regulation as a final rule but did not include the Retained Earnings Minimum provision. At that time the Finance Board stated that it intends to address retained earnings in a later rulemaking.
Recently Issued Accounting Standards
SFAS 155, Accounting for Certain Hybrid Financial Instruments
The Financial Accounting Standards Board (FASB) issued SFAS 155 in February 2006. This statement resolves issues addressed in SFAS 133 DIG Issue D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the Bank), with earlier adoption allowed. The Bank does not expect the adoption of this statement to have a material impact on its financial condition, results of operations, or cash flows.
SFAS 157, Fair Value Measurements
The FASB issued SFAS 157 in September 2006. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expands the disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Bank has not yet determined the effect that the implementation of SFAS 157 will have on its results of operations or financial condition at the time of adoption.

SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
The FASB issued SFAS 158 in September 2006. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of condition and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The statement also requires the measurement of the funded status of the plan as of the date of the statement of condition. SFAS 158 is effective for fiscal years ending after December 15, 2006. Our adoption of SFAS 158 as of December 31, 2006, did not have a material impact on our results of operations or financial condition.
SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement No. 115
On February 15, 2007, the FASB issued SFAS 159. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Bank has not yet determined the effect that the implementation of SFAS 159 will have on its results of operations or financial condition at the time of adoption.
DIG Issue B40 (DIG B40), Application of Paragraph 13(b) to Securitized Interest in Prepayable Financial Assets
On December 20, 2006, the FASB issued DIG B40, which clarifies when a securitized interest in prepayable financial assets is subject to the conditions in paragraph 13(b) of SFAS 133. DIG B40 becomes effective upon initial adoption of SFAS 155 (January 1, 2007 for the Bank). The Bank does not expect DIG B40 to have a material impact on our results of operations or financial condition.

Critical Accounting Policies and Estimates
The Bank’s accounting policies are fundamental to understanding “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Bank has identified certain policies as being critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.
Several of these accounting policies involve the use of estimates that we consider critical because
•	they are likely to change from period to period due to significant management judgments and assumptions about highly complex and uncertain matters.

•	they use a different estimate or a change in estimate that could have a material impact on our reported results of operations or financial condition.
Estimates and assumptions that are significant to the results of operations and financial condition include those used in conjunction with
•	the use of fair value estimates.

•	allowance for credit losses on advances and mortgage loans.

•	derivative and hedge accounting
The Bank evaluates its critical accounting policies and estimates on an ongoing basis. While management believes its estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and differences could be material to the financial statements.
Fair Value Estimates
At December 31, 2006 and 2005 certain assets and liabilities, including investments classified as available-for-sale or trading, and all derivatives, were presented in the statements of condition at fair value. Under GAAP, the fair value of an asset or liability is the amount at which that asset could be bought or sold or that liability could be incurred or settled in a current transaction between willing parties, other than in liquidation.
Fair values are based on market prices when they are available. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatilities or on dealer prices and prices of similar instruments. Pricing models and their underlying assumptions are based on management’s best estimates for discount rates, prepayments, market volatilities, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives and hedging transactions, and the related income and expense. Fair values are also used in our regression analyses to determine whether hedging transactions are expected to remain effective in future periods. The use of different assumptions as well as changes in market conditions could result in materially different net income and retained earnings.

Allowance for Credit Losses
Advances
We are required by Finance Board regulation to obtain sufficient collateral on advances to protect against losses and to accept only certain collateral on advances such as securities guaranteed by the U.S. government or GSE securities, residential mortgage loans, deposits in the Bank, and other real estate-related assets. At December 31, 2006 and 2005, we had rights to collateral (either loans or securities) on a member-by-member basis, with an estimated fair value in excess of outstanding advances. Management believes that policies and procedures are in place to manage the advance credit risk effectively. We have not experienced a credit loss on advances since the inception of the Bank and do not anticipate any credit losses on advances. Therefore, we do not maintain an allowance for credit losses on advances.
Mortgage Loans
We establish an allowance for loan losses on our conventional mortgage loan portfolio. As of the balance sheet date the allowance is an estimate of incurred probable losses contained in the portfolio which considers the members’ credit enhancements. On a regular basis, we monitor delinquency levels, loss rates, and portfolio characteristics such as geographic concentration, loan-to-value ratios, property types, and loan age. We do not maintain an allowance for loan losses on our government insured mortgage loan portfolio because of the (1) U.S. government guarantee of the loans and (2) contractual obligation of the loan servicer.
The allowance estimate is based on historical loss experience, current delinquency levels, economic data, and other relevant factors using a pooled loan approach. Our historical loss experience and analysis are driven by two primary components: frequency of mortgage loan default and loss severity. Other relevant factors evaluated in our methodology include changes in national/local economic conditions, changes in the nature of the portfolio, changes in the portfolio performance, and the existence and effect of geographic concentrations.
The Bank monitors and reports portfolio performance regarding delinquency, nonperforming loans, and net charge-offs monthly. Adjustments to the allowance for credit losses are considered quarterly based upon charge-offs, current calculations for probability of default and loss severity, as well as the other relevant factors discussed above. We record loan charge-offs against the allowance for loan loss when we obtain title to the foreclosed property and when losses on the MPF loan exceed the PFI’s credit enhancement obligation.

We recorded a decrease to our provision for credit losses of $0.5 million during 2006 and $5.0 million in 2004. In 2006, the decrease was based upon an evaluation that reviewed the performance and characteristics of the mortgage loans in the Bank’s MPF portfolio. In 2004 we changed our estimation process and recorded a reversal of our provision for credit losses on mortgage loans as we shifted to a heavier weighting on our own mortgage loan portfolio performance data and less weighting of peer data (e.g., delinquency levels, loss history, and reserve levels of peers engaged in similar mortgage loan activities). A portion of the reversal also related to the consideration of members’ credit enhancement in the allowance calculation. For additional discussion see “Mortgage Assets” beginning at page 121.
Derivative and Hedge Accounting
Derivative instruments are required to be carried at fair value on the statement of condition. Any change in the fair value of a derivative is required to be recorded each period in current period earnings depending on whether the derivative is designated as part of a hedge transaction and meets certain requirements under SFAS 133.
By regulation, we are only allowed to use derivative instruments to mitigate identifiable risks. We formally document all relationships between derivative instruments and hedged items, as well as our risk management objectives and strategies for undertaking various hedge transactions and our method of assessing hedge effectiveness. Our current hedging strategies relate to hedges of existing assets and liabilities that qualify for fair value hedge accounting treatment and economic hedges that are used to reduce market risk at the balance sheet or portfolio level. Economic hedges do not qualify for hedge accounting treatment, so only the derivative instrument is marked to market.
Each derivative is designated as one of the following:
(1)	a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge).

(2)	a nonqualifying hedge of an asset, liability, or firm commitment (an economic hedge) for asset-liability management purposes.
In accordance with SFAS 133, we recognize changes in the fair value of a derivative that is designated and qualifies as a fair value hedge and changes in the fair value of the hedged asset, liability, or unrecognized firm commitment that are attributable to the hedged risk in other income as net gain (loss) on derivatives and hedging activities. Any hedge ineffectiveness (the amount by which the change in the fair value of the derivative differs from the change in fair value of the hedged item) is recorded in other income as net gain (loss) on derivatives and hedging activities.
Changes in the fair value of a derivative not qualifying for hedge accounting (an economic hedge) are recorded in current period earnings with no fair value adjustment to an asset or liability.

The differences between accrued interest receivable and accrued interest payable on derivatives designated as fair value hedges are recognized as adjustments to the income or expense of the designated underlying investment securities, advances, consolidated obligations or other financial instruments. The differences between accrued interest receivable and accrued interest payable on derivatives designated as economic hedges are recognized as other income.
Under SFAS 133, certain derivatives might qualify for the “short cut” method of assessing effectiveness. The short cut method allows us to make the assumption of no ineffectiveness, which means that the change in fair value of the hedged item is assumed to equal the change in the fair value of the derivative. No further evaluation of effectiveness is performed for these hedging relationships unless a critical term changes.
For a hedging relationship that does not qualify for the short cut method, the Bank measures its effectiveness using the “long haul” method, in which the change in fair value of the hedged item must be measured separately from the change in fair value of the derivative. We design effectiveness testing criteria based on our knowledge of the hedged item and hedging instrument that were employed to create the hedging relationship. We use regression analyses or other statistical analyses to evaluate effectiveness results and assess the hedging relationship as highly effective if it meets statistical thresholds established by Bank management. Effectiveness testing is performed at inception and on at least a quarterly basis for both prospective considerations and retrospective considerations.
Given the complexity of financial instruments, the Bank evaluates, based upon the guidance under SFAS 133, all financial instruments to determine whether embedded derivatives exist within the instruments. The evaluation includes reviewing the terms of the instrument to identify whether some or all of the cash flows or value of the other exchanges required by the instrument are similar to a derivative and should be bifurcated from the host contract. If it is determined that an embedded derivative exists, the Bank measures the fair value of the embedded derivative separate from the host contract and records the changes in fair value in earnings.

Legislative and Regulatory Developments
Finance Board adopts a process for appointing public interest directors
On January 18, 2007, the Finance Board adopted an interim final rule to establish procedures for the selection of appointed directors to the boards of the FHLBanks. The interim final rule amends its rule regarding the selection of appointive directors. Under the new rule, each FHLBank must annually, on or before October 1, submit to the Finance Board two candidates for each appointive director seat. Additionally, under the rule, the FHLBanks are responsible for conducting a preliminary assessment of their eligibility and qualifications. The nominations must be accompanied by a completed eligibility form, which demonstrates the qualifications of each nominee to serve on the Board of an FHLBank. The Finance Board will review each nomination and decide whether to appoint directors from the submitted list of nominees. If the Finance Board does not fill all of the appointive directorships from the list submitted by the FHLBank’s Board of Directors, it may require the FHLBank’s Board of Directors to submit a supplemental list. As of December 31, 2006, the Bank had six vacant directorships that are subject to being filled based on the Finance Board’s adopted process. We cannot predict if or when the Finance Board will complete the appointment of directors to these vacant directorships. Further, the Finance Board has asked for comments on this interim final rule, so it is possible that further changes may be made.
Proposed Changes to GSE Regulation
Congress may enact legislation that is designed to strengthen the regulation of Fannie Mae, Freddie Mac and the FHLBanks and to address other GSE reform issues. It is impossible to predict whether any provisions relating to the Finance Board and the FHLBanks will be included in any such legislation and what such provisions may be. It is further impossible to predict whether the House of Representatives and the Senate will approve such legislation and whether any such change in regulatory structure will be signed into law. Finally, it is impossible to predict when any such change would go into effect if it were to be enacted, and what effect the legislation would ultimately have on the Finance Board or the FHLBanks.

Finance Board adopts final rule limiting excess stock
On December 22, 2006, the Finance Board adopted a final rule prohibiting the FHLBanks from issuing new excess stock to their members if the amount of member excess stock exceeds one percent of our assets. The final rule became effective on January 29, 2007. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be prevented from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. Also included in the final rule is a provision requiring the FHLBanks to declare and pay dividends only from previously retained earnings or current net earnings. The Bank currently does not hold excess stock greater than one percent of total assets, and pays cash, rather than stock dividends. Additionally, it is the Bank’s practice to only declare and pay dividends after net income for each quarterly period has been determined. Accordingly, we do not believe the final rule will have a material impact on the Bank’s results of operations or financial condition. Previously, the Finance Board had issued a proposed rule that would have established minimum levels of retained earnings for the FHLBanks. The Finance Board did not include the Retained Earnings provision in the final rule but stated that it intends to address retained earnings in a later rulemaking.
Off-balance Sheet Arrangements
Our primary source of funds is the sale of consolidated obligations. Although we are primarily liable for the portion of consolidated obligations issued on our behalf, we also are jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of any FHLBank is not paid in full when due, the FHLBanks may not pay dividends or redeem or repurchase shares of stock from any member of that FHLBank. The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation whether or not the consolidated obligation represents a primary liability of such FHLBank. Because of the high credit quality of each FHLBank, management has concluded that the probability that an FHLBank would be unable to repay its participation is remote. Furthermore, the Finance Board regulations require that all FHLBanks maintain at least a “AA” rating. Therefore, no liability is recorded for the joint and several obligation related to the other FHLBanks’ share of consolidated obligations.
The par amount of the outstanding consolidated obligations of all 12 FHLBanks, including consolidated obligations held by other FHLBanks, was approximately $951.7 billion and $937.4 billion at December 31, 2006 and 2005. The par value of consolidated obligations for which we are the primary obligor was approximately $38.1 billion and $41.7 billion at December 31, 2006 and 2005.

In the ordinary course of business, we issue letters of credit on behalf of our members and housing associates to facilitate business transactions with third parties. Letters of credit may be used to facilitate residential housing finance or other housing activities, facilitate community lending, assist with asset-liability management, and provide liquidity or other funding. Members and housing associates must fully collateralize letters of credit with eligible collateral. At December 31, 2006 and 2005 we had $1.3 billion and $1.1 billion in letters of credit outstanding. If the Bank is required to make payment for a beneficiary’s draw, rather than obtaining repayment of these amounts from the member, these amounts may be converted into a collateralized advance to the member.
At December 31, 2006, we had approximately $15.8 million in outstanding commitments to purchase mortgage loans compared with $37.7 million at December 31, 2005. We did not have any outstanding commitments for additional advances at December 31, 2006 or 2005.
Our financial statements do not include a liability for future statutorily mandated payments from the FHLBanks to REFCORP. No liability is recorded because each FHLBank must pay 20 percent of net earnings (after its AHP obligation) to REFCORP to support the payment of part of the interest and principal on the bonds issued by REFCORP, and the FHLBanks are unable to estimate their future required payments because the payments are based on future earnings and are not estimable under SFAS 5, Accounting for Contingencies. Accordingly, the REFCORP payments are disclosed as a long-term statutory payment requirement and, for accounting purposes, are treated, accrued, and recognized like an income tax.

Contractual Obligations
The following table shows payments due by period under specified contractual obligations at December 31, 2006 and 2005 (dollars in millions).

	2006
	Payments Due by Period
			Over one	Over three
		One year	through	through	Over
Contractual Obligations	Total	or less	three years	five years	five years
Long-term debt[1,2]	$33,379	$6,098	$10,166	$4,914	$12,201
Operating lease obligations	19	1	2	2	14
Purchase obligations[3]	1,319	1,048	231	24	16
Mandatorily redeemable capital stock[4]	65	1	41	22	1
Securities sold under agreements to repurchase	500	300	200	—	—

Total	$35,282	$7,448	$10,640	$4,962	$12,232

	2005
	Payments Due by Period
			Over one	Over three
		One year	through	through	Over
Contractual Obligations	Total	or less	three years	five years	five years
Long-term debt[1,2]	$37,653	$9,615	$10,866	$5,476	$11,696
Operating lease obligations	19	1	2	2	14
Purchase obligations[3]	1,182	1,142	22	6	12
Mandatorily redeemable capital stock[4]	85	12	32	37	4
Securities sold under agreements to repurchase	500	—	500	—	—

Total	$39,439	$10,770	$11,422	$5,521	$11,726

[1]	Long-term debt includes consolidated obligation bonds. Long-term debt does not include discount notes and is based on contractual maturities. Actual distributions could be impacted by factors affecting early redemptions.

[2]	Index amortizing notes are included in the table based on contractual maturities. The amortizing feature of these notes based on underlying indices could cause redemption at different times than contractual maturities.

[3]	Purchase obligations include standby letters of credit, commitments to fund mortgage loans, and advances and consolidated obligation bonds traded but not settled (see additional discussion of these items in Note 20 of the financial statements and notes for the years ended December 31, 2006 and 2005).

[4]	Mandatorily redeemable capital stock payment periods are based on how we anticipate redeeming the capital stock based on our practices.

Risk Management
We have risk management policies that establish limits for our exposures to market, liquidity, credit, operational, and business risk. These policies are established by the Bank’s Board of Directors. Our primary objective is to manage assets, liabilities, and derivative exposures in ways that protect the par redemption value of capital stock from risks, including fluctuations in market interest rates and spreads, within the parameters of Finance Board regulations.
To manage the various forms of risk exposure, we use a variety of risk management measures and techniques, including the following:

Type of Risk	Methods Used to Measure/Manage Risk
Market Risk	We use analysis of net market value of capital stock, estimated market value loss, value at risk, duration gap, repricing gaps, and earnings projections. We use hedging transactions and balance sheet rebalancing to protect against changes in market risk.

Liquidity Risk	We measure various day-to-day and contingent liquidity objectives to ensure adequate funding for our operations.

Credit Risk	We require collateralization of advances, retain only minimal credit risk exposure in the mortgage loan portfolio, and limit unsecured investments and derivative exposures to highly rated counterparties. We also invest in obligations of GSEs, securities guaranteed by U.S. government agencies, and other highly rated MBS.

Operational Risk	We design internal controls and business continuity procedures and evaluate these controls and procedures on an ongoing basis through management risk assessments and internal audit reviews.

Business Risk	We perform long-term strategic planning and monitor economic indicators and the external environment in which we operate.
Our internal control system, which is an essential part of our risk management process, is intended to address, among other things, the production of reliable, complete, transparent, and timely financial information for Bank management, the Board of Directors, our members, the Finance Board, and investors in the Bank’s consolidated obligations. It also addresses compliance with applicable laws, regulations, policies, and directives of the Board of Directors and guidelines of senior management. We perform, at least annually, a written risk assessment designed to reasonably identify and evaluate material risks, including both quantitative and qualitative aspects that could adversely affect the achievement of our performance objectives and compliance requirements. Additionally, the Board of Directors performs annual reviews of the Bank’s policies.

In October 2006, the Bank’s Board of Directors formed a separate Risk Management Committee for the purpose of overseeing the integration of risk management in the Bank through an enterprise risk management process. Previously these functions were addressed by the Board’s Bank Operations Committee. The Risk Management Committee will monitor the risk framework of the Bank and effective management of all risk categories, and oversee the establishment and maintenance of an effective risk culture throughout the Bank.
In June 2006, the Bank’s risk management policy was amended to require the net market value of capital stock to be greater than $95 per share. Additionally, in June 2006, the Bank’s policy was amended to include a limit on the amount of estimated market value loss from changes in interest rates not to exceed 5.0 percent of total market value of equity for parallel changes in interest rates of plus or minus 100 basis points. If the estimated market value loss for the Mortgage Finance segment exceeds 3.5 percent of total market value of equity, the Bank’s Asset-Liability Committee is required to perform additional review and report such review to the Bank’s Board of Directors.
Market Risk
We define market risk as the risk that net interest income or net market value of capital stock will change as a result of changes in market conditions such as interest rates, spreads, and volatilities. Interest rate risk was the predominant type of market risk exposure throughout 2006 and 2005. Our financial risk management policy is designed to provide an asset and liability management framework to respond to changes in market conditions without creating undue balance sheet stress. The Board of Directors routinely reviews both the policy limits and the actual exposures to verify the level of interest rate risk in our balance sheet.
Management has established the Asset-Liability Committee to oversee the measurement and management of market risk. During its monthly meetings, the Committee reviews and approves financial strategies related to our asset-liability management objectives, reviews actual financial performance compared to our business plan, reviews financial reports analyzing market risks, and monitors compliance with all financial risk measurements and limits.
Our primary means of analyzing market risk for the Bank are measurement and evaluation of the net market value of capital stock, value at risk, duration gap, estimated market value loss, and income simulation. The primary tool for analyzing market risk in the Mortgage Finance segment is the estimated market value loss in a plus or minus 100 basis point interest rate scenario. The primary tools for managing market risk in Member Finance are repricing gap and basis risk analyses. The Bank’s financial management guidelines specify ranges for each of these items. Certain models used for analyzing and managing market risk are discussed in more detail within this section. For these measures, the Bank considers capital stock classified as mandatorily redeemable to be equity.

Valuation Models
The Bank uses sophisticated risk management systems to evaluate its financial position. These systems employ various mathematical models and valuation techniques to measure interest rate risk. For example, we use valuation techniques designed to model embedded options and other cash flow uncertainties across a number of hypothetical interest rate environments. The techniques used to model embedded options rely on
•	understanding the contractual and behavioral features of each instrument.

•	using appropriate market data, such as yield curves and implied volatilities.

•	using appropriate option valuation models and prepayment functions to describe the evolution of interest rates over time and the expected cash flows of financial instruments in response.
The method for calculating fair value is dependent on the instrument type. We typically rely on these approaches:
•	Option-free instruments, such as plain vanilla interest rate swaps, bonds, and advances require an assessment of the future course of interest rates. Once the course of interest rates has been specified and the expected cash flows determined, the appropriate forward rates are used to discount the future cash flows to a fair value.

•	Option-embedded instruments, such as cancelable interest rate swaps and caps, callable bonds, and mortgage-related instruments, are typically evaluated using interest rate tree (or lattice) or Monte Carlo simulations that generate a large number of possible interest rate scenarios.
Actual changes may differ somewhat from the amounts calculated in our models due to changing market conditions, prepayment behaviors that are not captured by the model, and changing balance sheet composition.
Many of our risk computations require the use of instantaneous shifts in risk factors such as interest rates, spreads, interest rate volatilities, and prepayment speeds. These stress tests may overestimate our interest rate risk exposure because they do not take into account any portfolio rebalancing and hedging actions that are required to maintain risk exposures within our policies and guidelines.
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
The following tables show our net market value of capital stock and the percentage change from base case using implied forward rates and assuming interest rates instantaneously shift up and down 200 basis points in 50 basis point increments at each quarter-end during 2006 and 2005 (dollars in millions):

	Net Market Value of Capital Stock
	Down 200	Down 150	Down 100	Down 50	Base Case	Up 50	Up 100	Up 150	Up 200
2006
December	$1,795	$1,886	$1,950	$1,988	$1,985	$1,958	$1,917	$1,868	$1,814
September	1,708	1,863	1,960	1,996	1,994	1,971	1,936	1,895	1,849
June	1,826	1,934	1,988	2,011	2,015	2,007	1,993	1,972	1,947
March	1,850	1,959	2,007	2,009	1,982	1,936	1,880	1,818	1,752
2005
December	1,746	1,899	1,999	2,045	2,051	2,032	1,996	1,950	1,899
September	1,979	2,057	2,109	2,131	2,124	2,096	2,054	2,005	1,952
June	2,150	2,235	2,303	2,356	2,388	2,388	2,363	2,324	2,274
March	2,117	2,208	2,281	2,329	2,347	2,343	2,326	2,298	2,265

	Percentage Change from Base Case
	Down 200	Down 150	Down 100	Down 50	Base Case	Up 50	Up 100	Up 150	Up 200
2006
December	(9.6)%	(5.0)%	(1.8)%	0.2%	—	(1.4)%	(3.4)%	(5.9)%	(8.6)%
September	(14.3)%	(6.6)%	(1.7)%	0.1%	—	(1.1)%	(2.9)%	(5.0)%	(7.3)%
June	(9.4)%	(4.0)%	(1.4)%	(0.2)%	—	(0.4)%	(1.1)%	(2.1)%	(3.4)%
March	(6.7)%	(1.2)%	1.3%	1.4%	—	(2.3)%	(5.1)%	(8.3)%	(11.6)%
2005
December	(14.9)%	(7.4)%	(2.5)%	(0.3)%	—	(0.9)%	(2.7)%	(4.9)%	(7.4)%
September	(6.8)%	(3.1)%	(0.7)%	0.3%	—	(1.3)%	(3.3)%	(5.6)%	(8.1)%
June	(10.0)%	(6.4)%	(3.6)%	(1.3)%	—	0.0%	(1.0)%	(2.7)%	(4.8)%
March	(9.8)%	(5.9)%	(2.8)%	(0.8)%	—	(0.2)%	(0.9)%	(2.1)%	(3.5)%

The decrease in net market value of capital stock at December 31, 2006 compared with December 31, 2005 was primarily attributable an increase in AHP and REFCORP assessments due to the Bank’s financial statement restatement in 2005. Additionally net market value of capital stock was impacted by decreased advances and mortgage loans causing lower activity-based capital stock required to support that activity. At December 31, 2006, percentage changes from base case in the Bank’s market value profile were principally caused by higher interest rates, a flattening of the yield curve, lower volatilities, hedging transactions, and asset-liability rebalancing relating to mortgage loans. To protect the net market value of capital stock, we use hedging transactions such as entering into interest rate swaptions, entering into or canceling interest rate swaps on existing debt, and altering the funding structures of new mortgage purchases.
The percentage change from our base case under the interest rate scenarios shown in the table above indicate the Bank has less interest rate risk in more likely interest rate scenarios (100 basis points or less rate changes) than in extreme interest rate scenarios (100 to 200 basis point rate changes). Relative to December 31, 2005, the Bank’s market value profile at December 31, 2006 shows a reduced exposure to falling interest rates but an increased exposure to rising interest rates, resulting in a more balanced market risk profile. The improvement in the risk profile was achieved through hedging transactions and asset-liability rebalancing.
During the first quarter of 2005, the Bank’s financial risk management policy was tightened to require the net market value of capital stock to be greater than $92 per share, replacing the previous limit of $90 per share. The tightening of this limit ensures the Bank makes conservative hedging decisions. In August 2006, the market value of capital stock requirement was further amended to account for the Bank’s financial statement restatement that was completed in May of 2006 with the initial filing of our registration statement. As previously discussed, the effect of the restatement significantly accelerated the timing of the Bank’s recognition of income, primarily due to the loss of hedge accounting on our mortgage loans. Because of the loss of hedge accounting for certain hedging relationships involving mortgage loans, in the fourth quarter of 2005, we discontinued the use of our mortgage loan hedge strategy and terminated any remaining structured mortgage swaps. The one-side market value adjustment resulting from the loss of hedge accounting significantly influenced the timing of income recognition related to these transactions and resulted in the Bank increasing cumulative net income before assessments by $225.9 million through December 31, 2005. As a result of the increase in cumulative net income, the Bank’s assessments increased. Correspondingly, the Bank’s policy was amended to require the net market value of capital stock to be greater than $95 per share, which is adjusted to eliminate the impact of the additional assessments. The Bank was in compliance with its policy in 2006 and 2005.

Value at Risk for the Bank’s Overall Operations
In addition to quantifying changes in the net market value of capital stock with instantaneous parallel interest rate changes, management estimates the possible changes in the market value of total equity using a value at risk methodology. Prior to May 31, 2006, our internal calculations used the principal components analysis methodology to estimate a potential one-month loss in the market value of our total equity. Effective May 31, 2006, the Bank revised our methodology for estimating a potential one-month loss in the market value of our total equity. The revised methodology allowed the Bank to estimate value at risk measures with a uniform methodology that uses a historical simulation approach prescribed by the Finance Board. Under this methodology, the balance sheet is revalued under a large number of stressed market scenarios to calculate a six-month value at risk given a 99 percent confidence level. The corresponding one-month value at risk for a 99 percent confidence level is then calculated by dividing the six-month value at risk by the square root of six (square root of time method). The stressed market scenarios reflect simulations based on historical data of yields, spreads, and volatilities from 1978 to present. We back-test the levels of value at risk to validate the model by comparing predictions with actual results.
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

We maintain value at risk below a level that varies from 4 percent to 10 percent of total market value of equity depending upon the level of mortgage assets acquired from the mortgage purchase programs to total assets, as specified by the Bank’s Board of Directors. This floating limit is designed to ensure the Bank’s market risk exposure is consistent with our mortgage investment strategy, with the maximum potential loss being capped at 10 percent of total market value of equity. The following table shows the high, average, and low amounts for month-end market value of equity at risk (expressed as a percent of the total market value of equity) and the related policy limits of value at risk for 2006 and 2005:

	Market Value of
	Equity at Risk
	(% of Total Equity)	Policy Limit
2006
High (March)	(6.2)%	(8.6)%
Average	(5.2)%	(8.5)%
Low (July)	(4.7)%	(8.4)%
December	(4.8)%	(8.4)%

2005
High (December)	(5.1)%	(8.5)%
Average	(2.6)%	(8.8)%
Low (February)	(1.1)%	(9.0)%
December	(5.1)%	(8.5)%
The Bank’s market value of equity at risk was below our established policy limits at each month-end during the two-year periods ending December 31, 2006 and 2005. Changes in the risk profile were driven by increasing interest rates, flattening yield curves, adjustments to our asset, liability, and derivative levels as necessary to protect the par redemption value of capital stock, and our change to the historical simulation methodology previously discussed.
We also report results of the six-month value at risk calculation described above to the Finance Board as part of risk based capital. We estimated with 99.0 percent confidence that market value of total equity could decline in a six-month holding period by less than 11.8 percent of total market value of equity at December 31, 2006 and 11.5 percent of total market value of equity at December 31, 2005 using the regulatory methodology prescribed by the Finance Board. During 2006 and 2005, the slight percentage increase in six-month value at risk was due mainly to a decrease in total market value of equity. For a description of changes in our total market value of equity see page 108.

Duration Gap for the Bank’s Overall Operations
The net market value of our assets, liabilities, and derivatives is primarily affected by changes in the level of interest rates. Duration measures the sensitivity of an instrument’s market value to parallel interest rate changes; as the duration of the instrument increases in absolute value, sensitivity to changes in interest rates generally increases and as its duration approaches zero, sensitivity to changes in interest rates generally decreases. The duration gap measures the difference between the estimated durations of assets and liabilities, including their respective hedges, and shows the extent to which sensitivities to changes in interest rates for assets and liabilities are matched.
A duration gap of zero indicates the durations of assets and liabilities are equal. A positive duration gap indicates the duration of assets is longer than the duration of liabilities, which generally creates portfolio risk exposure in a rising interest rate environment. A negative duration gap indicates the duration of liabilities is longer than the duration of assets, which generally creates portfolio risk exposure in a declining interest rate environment. Management believes that the duration gap provides a relatively concise and simple measure of the interest rate risk inherent in the existing balance sheet, but is not directly related to current earnings performance.
The following table shows duration gap for the Bank using implied forward rates and assuming interest rates shift instantaneously up and down 200 basis points in 50 basis point increments for each quarter-end during 2006 and 2005 (in months):

	Percentage Change from Base Case
	Down 200	Down 150	Down 100	Down 50	Base Case	Up 50	Up 100	Up 150	Up 200
2006
December	(5.9)	(5.0)	(3.6)	(1.8)	(0.0)	1.1	1.7	2.1	2.4
September	(9.6)	(7.6)	(4.4)	(1.8)	(0.2)	0.7	1.2	1.6	1.9
June	(8.2)	(5.2)	(3.0)	(1.7)	(1.0)	(0.4)	(0.0)	0.3	0.6
March	(6.4)	(4.9)	(2.1)	(0.2)	1.1	1.9	2.4	2.8	3.1
2005
December	(8.4)	(7.2)	(4.5)	(2.2)	(0.5)	0.6	1.3	1.8	2.1
September	(4.4)	(3.8)	(2.4)	(0.9)	0.3	1.2	1.8	2.2	2.4
June	(4.4)	(4.0)	(3.3)	(2.4)	(1.2)	0.2	1.2	1.8	2.2
March	(4.8)	(4.4)	(3.3)	(2.0)	(0.8)	0.1	0.7	1.1	1.3

Duration gaps across most interest rate scenarios during 2006 and 2005 indicated more risk exposure to declining rates than to rising rates. We have maintained duration gap within our risk tolerances (plus or minus six months in the base case) throughout the period. We accomplished this objective through mortgage hedging activity and asset-liability rebalancing actions. Relative to December 31, 2005, the Bank’s duration gap profile at December 31, 2006 shows a reduced exposure to falling interest rates and increased exposure to rising interest rates.
Mortgage Finance Market Risk
The Mortgage Finance business segment generally exposes the Bank to potentially greater financial risk compared to the Member Finance business segment due to greater interest rate risk associated with fixed-rate mortgage investments. The exposure to interest rate risk exists on our mortgage assets due to the embedded prepayment option available to homeowners creating a potential cash flow mismatch between our mortgage investments and the liabilities funding them. As interest rates decrease, borrowers are more likely to refinance fixed rate mortgages, resulting in increased prepayments and mortgage cash flows that are received earlier than if interest rates remain stable. Replacing higher rate loans that prepay with lower rate loans has the potential of reducing our net interest spread. Conversely, an increase in interest rates may result in slower than expected prepayments and an extension in mortgage holding. In this case, we have the risk that our liabilities may mature faster than our mortgage assets requiring the Bank to issue additional funding at a higher cost, which would also reduce net interest spread. By executing risk management strategies for the Mortgage Finance business segment, our goal is to minimize exposure to market risk from changes in market conditions.
The Bank uses two different but complementary approaches to quantify risk and structure funding and hedging of the mortgage portfolio. The first is a cash flow matching analytical framework that seeks to generally match the cash flows of assets, liabilities, and derivatives for a number of market scenarios. The second is a Monte Carlo simulation based approach that focuses on market values in a number of randomly generated market scenarios. The two approaches provide different perspectives of the portfolio profile to quantify risk.
The cash flow matching analytical framework models the portfolio of debt and interest rate swaps generally to match the pay-downs of mortgage assets across a wide array of prepayment rates ranging from slow prepayments associated with projections in housing turnover to faster prepayments associated with a continuing large refinancing incentive. This framework analyzes mortgage principal pay-down (either from prepayments or scheduled amortization), and identifies the amount of debt or interest rate swaps maturing or being called in a number of market scenarios. Thus, the Bank is identifying any differences in principal balances between assets and liabilities over the wide range of slowest to fastest mortgage prepayment speeds.

We use a Monte Carlo based valuation model to manage risk by closely monitoring the net market value of our total position in assets, liabilities, and interest rate swaps over a number of market scenarios. This risk measure is based on the Bank’s asset-liability management model and a prepayment model that projects the prepayment dynamics of mortgage assets. Our model takes into account such factors as historical mortgage loan prepayment rates and various security dealer model forecasts. We conduct a review of the accuracy and reliability of the prepayment model on a monthly basis.
Prior to August 1, 2006, the Bank relied on Mortgage Finance segment duration gap as our primary market risk measure for the Mortgage Finance segment. As discussed previously, effective August 1, 2006, we introduced a new primary market risk measure, known as estimated market value loss in stressed market scenarios, for our Mortgage Finance segment. We introduced this new market risk measure as our key risk measure because it can capture market value losses resulting from both duration risk and convexity risk. Therefore this measure is a more comprehensive risk measure for the Mortgage Finance segment than duration gap.
Estimated Market Value Loss
We amended our Financial Risk Management Policy and established this market risk measure and policy limit effective August 2006. On a daily basis, we maintain the estimated market value loss of our mortgage portfolio within the policy limit with parallel changes in interest rates of plus or minus 100 basis points. The Bank may use hedging transactions and/or asset-liability rebalancing to adjust the estimated market value loss within a prudent range. These transactions may include entering into or canceling interest rate swaptions, interest rate swaps on existing debt, or issuing new debt. Adjustments to the estimated market value loss may also be accomplished by altering the funding structures of new mortgage purchases. The estimated market value loss, for the mortgage portfolio, relative to the target range and hedge transactions is documented for monthly review by the Bank’s Asset-Liability Committee.
Effective August 1, 2006, our policy requires that the Mortgage Finance segment’s estimated market value loss not exceed 5.0 percent on the total market value of equity for the Bank in up and down 100 basis point interest rate shift scenarios. Additionally, if the estimated market value loss for the Mortgage Finance segment exceeds 3.5 percent of total market value of equity, the Bank’s Asset-Liability Committee is required to perform additional review and report such review to our Board of Directors.

The following table shows the estimated market value loss for the Mortgage Finance segment assuming interest rates instantaneously shift up and down 100 basis points for each quarter-end during 2006 and 2005 (in months) (amounts in millions):

	Amount of Market Value of Equity		Percentage of Market Value of Equity
	Down 100	Up 100	Down 100	Up 100
2006
December	$(41.7)	$(61.5)	(2.1)%	(3.1)%
September	$(47.9)	$(43.9)	(2.4)%	(2.2)%
June	$(20.2)	$(32.2)	(1.0)%	(1.6)%
March	$(9.9)	$(83.2)	(0.5)%	(4.2)%
2005
December	$(47.2)	$(53.3)	(2.3)%	(2.6)%
September	$(10.6)	$(70.1)	(0.5)%	(3.3)%
June	$(97.9)	$(16.7)	(4.1)%	(0.7)%
March	$(68.1)	$(16.4)	(2.9)%	(0.7)%
At December 31, 2006, the estimated market value loss for the Mortgage Finance segment shows a reduced exposure to falling interest rates and an increased exposure to rising interest rates compared with December 31, 2005. Changes in the estimated market value loss were driven by interest rate movements during 2006 and 2005, hedging transactions, and asset-liability rebalancing. We were in compliance with this policy between August and December 2006 when the policy was in effect.

Mortgage Finance Typical Funding Structures
When we purchase mortgage assets, we attempt to match the initial duration of our liabilities to our assets within a reasonable range. Mortgage assets include both mortgage loans and MBS. We issue a mix of debt securities across a broad spectrum of final maturities to achieve the desired liability durations. Because the cash flows of mortgage assets fluctuate as interest rates change, we frequently issue callable and noncallable debt to alter the cash flows of our liabilities to match partially the expected change in cash flows of our mortgage assets. The duration of callable debt, like that of a mortgage, shortens when interest rates decrease and lengthens when interest rates increase. If interest rates decrease, we are likely to call debt that carries an interest rate higher than does the current market.
In 2005, we exited our funding strategy of hedging mortgage loans with interest rate swaps and began funding certain mortgage loans with a combination of callable, noncallable, and APLS. APLS pay down with a specified reference pool of mortgages determined at issuance and have a final stated maturity of seven to ten years. These consolidated obligations pay a fixed coupon with the redemption schedule dependent on the amortization of the underlying reference pool of mortgages identified earlier. These consolidated obligations are redeemed at the final maturity date, regardless of the then-outstanding amount of the reference pool.
The noncallable and callable consolidated obligations have varying costs with the shorter-term noncallable bonds generally having a lower cost than the longer-term callable bonds. As a result of these differing bond costs, the cost of funds supporting our mortgage assets will change over time and under varying interest rate scenarios. The related mortgage loans maintain a relatively constant yield, resulting in changes in the portfolio’s interest spread relationship over time.
In a stable to rising interest rate environment, the lower-rate short-term bonds mature while the higher-rate callable bonds remain outstanding, resulting in an increasing cost of funds and a lower income spread as time passes. Conversely, in a falling interest rate environment, many of the higher-rate callable bonds are called away reducing the cost of funds and improving spreads.

Our funding of mortgage assets is designed to be flexible to handle changes in mortgage asset prepayment speeds. The following table shows a base case projection of remaining fixed rate mortgage asset balances assuming a 15 percent constant prepayment rate and the supporting funding based on the slowest and fastest contractual pay-down scenarios at December 31, 2006 and 2005:

	Projected Remaining Balances as a Percent
	of December 31, 2006 Balances
	1 year	3 years	5 years	10 years	13 years	15 years
Mortgage assets (base case)	83%	58%	40%	15%	8%	6%
Mortgage liabilities[1]
Assuming payoff at maturity (slowest)	89%	63%	44%	13%	9%	5%
Assuming payoff on earliest call date (fastest)	55%	34%	21%	4%	4%	2%

	Projected Remaining Balances as a Percent
	of December 31, 2005 Balances
	1 year	3 years	5 years	10 years	13 years	15 years
Mortgage assets (base case)	83%	58%	40%	15%	8%	6%
Mortgage liabilities[1]
Assuming payoff at maturity (slowest)	93%	68%	49%	14%	9%	8%
Assuming payoff on earliest call date (fastest)	58%	34%	23%	4%	4%	3%

[1]	Mortgage liabilities consist of callable and noncallable fixed rate debt and hedges of the mortgage assets, with the hedges consisting of callable and noncallable interest rate swaps funded with a variable rate debt pool.
•	Callable and noncallable fixed rate debt and hedges are assumed to pay off based on the earliest call date, if applicable, in the fastest scenario and on the final maturity date in the slowest scenario.
The 2006 liability balances reflect a restructuring of debt during the year as interest rates increased and the yield curve inverted. This change increased the percentage of fixed rate or effectively fixed rate debt funding the Bank’s mortgage finance segment. While remaining balances for liabilities in the slowest scenario declined in 2006 from 2005, beginning balances in 2006 reflect a larger overall percent of fixed rate debt to mortgage assets. Additionally in 2006, we modified the liability section of the analysis to reflect the inclusion of only fixed rate or effectively fixed rate debt. Previous year’s information has been updated to reflect this change.

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
Prior to the execution of transactions under a new or complex hedging strategy, the Asset-Liability Committee must approve the strategy.
The following tables describe our primary derivative instruments, the related hedged items, and the purpose of each derivative instrument used to manage various interest rate risks at December 31, 2006:

	Hedging	Derivative Hedging
Hedged Item	Classification	Instrument	Purpose of Hedge Transaction
Advances
Fixed rate advances	Fair value	Payment of fixed, receipt of variable interest rate swap	To protect against changes in interest rates by converting the asset’s fixed rate to the same variable rate index as the funding source.
Putable fixed rate advances	Fair value	Payment of fixed, receipt of variable interest rate swap with put option	To protect against changes in interest rates including option risk by converting the asset’s fixed rate to the same variable rate index as the funding source.
Variable rate advances	Economic	Payment of variable (e.g. six-month LIBOR), receipt of variable (e.g. three-month LIBOR) interest rate swap	To protect against repricing risk by converting the asset’s variable rate to the same index variable rate as the funding source.
Mortgage Assets
Mortgage loans and MBS	Economic	Interest rate caps	To manage the extension risk of our fixed rate mortgage-related investments and the interest rate caps embedded in our adjustable rate MBS portfolio.

	Hedging	Derivative Hedging
Hedged Item	Classification	Instrument	Purpose of Hedge Transaction
Variable rate MBS	Economic	Payment of variable, receipt of variable interest rate swap	To protect against repricing risk by converting the asset’s variable rate to the same index as the funding source.
Mortgage delivery commitments	Economic	Forward settlement agreements	To protect against changes in market value resulting from changes in interest rates.
Investments
Fixed rate investments	Fair value	Payment of fixed, receipt of variable interest rate swap	To protect against changes in interest rates by converting the asset’s fixed rate to the same variable rate index as the funding source.
Consolidated Obligations
Fixed rate consolidated obligations	Fair value	Payment of variable, receipt of fixed interest rate swap	To protect against changes in interest rates by converting the debt’s fixed rate to the same variable rate index as the asset being funded.
Callable fixed rate consolidated obligations[1]	Fair value or Economic[2]	Payment of variable, receipt of fixed interest rate swap with call option	To protect against changes in interest rates including option risk by converting the debt’s fixed rate to the same variable rate index as the asset being funded.
Callable variable rate consolidated obligations[1]	Fair value or Economic[2]	Payment of variable, receipt of variable interest rate swap with call option	To protect against changes in interest rates including option risk by converting the debt’s variable rate to the same variable rate index as the asset being funded.
Variable rate consolidated obligations	Economic	Payment of variable (e.g. one-month LIBOR), receipt of variable (e.g. three-month LIBOR) interest rate swap	To protect against repricing risk by converting the variable rate funding source to the same variable rate index as the asset being funded.

	Hedging	Derivative Hedging
Hedged Item	Classification	Instrument	Purpose of Hedge Transaction
Balance Sheet
Interest Rate swaptions	Economic	N/A	To protect against declining income and market value of capital stock due to sudden and severe interest rate declines of 200 basis points or more.

[1]	When the hedged item has payment features related to interest payments such as step up bonds, range bonds, or caps on variable rate bonds, the receive leg of the interest rate swap has the same features as the hedged item.

[2]	When the hedged item is a hybrid instrument with an embedded derivative that must be bifurcated, the derivative on the hybrid instrument is classified as an economic hedge.
Advances
With the issuance of a fixed rate putable advance, we have effectively purchased from the borrower a put option that enables us to terminate the advance after the lockout period and before final maturity. If we exercise our option, the borrower then has the choice of replacing the advance with any available advance product, subject to the Bank’s normal credit and collateral requirements, at the then current market rate. We may hedge a putable advance by entering into a cancelable derivative agreement where we pay interest at a fixed rate and receive interest at a variable rate. The interest rate swap counterparty has the option to cancel the derivative agreement on any put date, which would normally occur in a rising rate environment. If the counterparty exercises its option to terminate the interest rate swap, we then exercise our option to terminate the related advance. We may also use derivative agreements to transform the characteristics of advances to match the characteristics of the supporting funding more closely.
The optionality embedded in certain financial instruments can create additional interest rate risk. When a borrower prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower yielding assets that continue to be funded by higher cost debt. To protect against this risk, we charge a prepayment fee that makes us financially indifferent to a borrower’s decision to prepay an advance. When we offer advances (other than overnight advances) that a borrower may prepay without a prepayment fee, we usually finance such advances with callable debt or otherwise hedge the embedded option.
Mortgage Assets
We manage the interest rate and prepayment risk associated with mortgage loans, securities, and certificates using a combination of debt issuance and derivatives. We may use derivative agreements to transform the characteristics of MBS to match the characteristics of the supporting funding more closely.

The prepayment options embedded in mortgage assets can result in extensions or contractions in the expected maturities of these investments, depending on levels of interest rates. The Finance Board limits this source of interest rate risk by restricting the types of MBS we may own to those with limited average life changes under certain interest rate shock scenarios.
We enter into commitments to purchase mortgages from our participating members. We may establish an economic hedge of these commitments by selling MBS to be announced (TBA) for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date. Upon expiration of the mortgage purchase commitment, the Bank purchases the TBA to close the hedged position.
Both the mortgage purchase commitments and the TBA used in the economic hedging strategy are recorded as derivative assets or derivative liabilities at fair value, with changes in fair value recognized in current-period earnings. When a mortgage purchase commitment derivative settles, the current market value of the commitment is included as a basis adjustment on the mortgage loan and amortized accordingly.
During 2003, we began using interest rate swaps to hedge mortgage loans where the Bank pays fixed rates and receives variable rates, effectively converting the fixed rate loans to a variable rate loan indexed to LIBOR. In 2005, we exited our mortgage loan hedging strategy and terminated the remaining interest rate swaps. Concurrent with the termination of the hedging instruments, we issued a combination of fixed-rate callable, noncallable, and amortizing prepayment linked consolidated obligation bonds to fund the portion of the mortgage loan portfolio previously hedged through the mortgage loan hedge strategy. The Bank does not enter into derivative hedging instruments for these amortizing prepayment linked notes.
Investments
We may use derivative agreements to transform the characteristics of investment securities other than MBS to match the characteristics of the supporting funding more closely. For available-for-sale securities that have been hedged and qualify as a fair value hedge, we record the portion of the change in value related to the risk being hedged in other income as net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative agreements. The amount of the change related to the unhedged risk is recorded in other comprehensive income as an unrealized gain (loss) on available-for-sale securities.

Consolidated Obligations
We manage the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative agreement with the cash outflow on the consolidated obligation. While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank serves as sole counterparty to derivative agreements associated with specific debt issues for which it is the primary obligor.
In a typical transaction, fixed rate consolidated obligations are issued for us by the Office of Finance and we simultaneously enter into a matching derivative agreement in which the counterparty pays us fixed cash flows designed to mirror in timing, optionality, and amount the cash outflows paid by us on the consolidated obligation. In this typical transaction, we pay a variable cash flow that closely matches the interest payments we receive on short-term or variable rate assets. This intermediation between the capital and derivative markets permits us to raise funds at lower costs than would otherwise be available through the issuance of variable rate consolidated obligations in the capital markets.
We also enter into derivative agreements on variable rate consolidated obligations. For example, we enter into a derivative agreement where the counterparty pays us variable rate cash flows and we pay a different variable rate linked to LIBOR. This type of hedge allows us to manage our repricing risk between assets and liabilities.
We may also enter into interest rate swaps with an upfront payment in a comparable amount to the discount on the hedged consolidated obligation. This cash payment equates to the initial fair value of the interest rate swap and is amortized over the estimated life of the interest rate swap to net interest income as the discount on the bond is expensed. The interest rate swap is marked to market through net gain (loss) in derivatives and hedging activities in the statements of income.
Balance Sheet
In the fourth quarter of 2006, the Bank’s Board of Directors approved a new hedging strategy that protects the Bank from declining income and market value of capital stock due to sudden and severe interest rate declines of 200 basis points or more by purchasing out-of-the-money interest rate swaptions. We record these interest rate swaptions as economic hedges of our balance sheet and record the changes in value related to the risk being hedged in other income as net gain (loss) on derivatives and hedging activities.

The notional amount of derivatives reflects the volume of our hedges, but it does not measure the credit exposure of the Bank because there is no principal at risk. The following table categorizes the notional amount of our derivatives at December 31, 2006 and 2005 (dollars in millions):

	2006	2005
Notional amount of derivatives
Interest rate swaps
Noncancelable	$15,697	$14,727
Cancelable by counterparty	12,245	16,231

	27,942	30,958

Interest rate swaptions	1,425	—
Interest rate caps	100	100
Forward settlement agreements	17	37
Mortgage delivery commitments	16	36

Total notional amount	$29,500	$31,131

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

The following table categorizes the notional amount and the estimated fair value of derivative financial instruments, excluding accrued interest, by product and type of accounting treatment. The category fair value represents hedges that qualify for fair value hedge accounting. The category economic represents hedge strategies that do not qualify for hedge accounting. Amounts at December 31, 2006 and 2005 were as follows (dollars in millions):

	2006		2005
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Advances
Fair value	$11,935	$(8)	$10,736	$(52)
Economic	500	—	907	(6)
Mortgage Assets
Mortgage-backed securities
Economic	100	—	109	—
Forward settlement agreements
Economic	17	—	37	—
Mortgage delivery commitments
Economic	16	—	36	—
Investments
Fair value	—	—	250	—
Consolidated obligations
Bonds
Fair value	15,492	(221)	19,041	(386)
Economic	15	—	15	(1)
Balance Sheet
Economic	1,425	—	—	—

Total notional and fair value	$29,500	$(229)	$31,131	$(445)

Total derivatives, excluding accrued interest		(229)		(445)
Accrued interest		102		84

Net derivative balance		$(127)		$(361)

Net derivative assets		36		18
Net derivative liabilities		(163)		(379)

Net derivative balance		$(127)		$(361)

At December 31, 2006 and 2005, we had one callable bond with a par amount of $15.1 million that contains an embedded derivative that has been bifurcated from its host. The fair value of this embedded derivative is presented on a combined basis with the host contract and not included in the above table. The fair value of the embedded derivative was a liability of $0.1 million and $0.3 million at December 31, 2006 and 2005.

Liquidity Risk
Liquidity risk is the risk that we will be unable to meet our obligations as they come due or meet the credit needs of our members and housing associates in a timely and cost efficient manner. Day-to-day and contingency liquidity objectives are designed to protect our financial strength and to allow us to withstand market disruption. To achieve this objective, we establish liquidity management requirements and maintain liquidity in accordance with Finance Board regulations and our own liquidity policy. The Bank’s Asset-Liability Committee provides oversight of liquidity risk management by reviewing and approving liquidity management strategies. Our liquidity risk management process is based on ongoing calculations of net funding requirements, which are determined by analyzing future cash flows based on assumptions of the expected behavior of members and our assets, liabilities, capital stock, and derivatives. See “Liquidity” beginning on page 85 for additional detail of our liquidity management.
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
Advances
We engage in secured lending activities with eligible members and housing associates. Credit risk arises from the possibility that the collateral pledged to us is insufficient to cover the obligations of a borrower in default.
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
At December 31, 2006 and 2005, four borrowers and two borrowers had outstanding advances greater than $1 billion. These advance holdings represented approximately 27 percent and 13 percent of the total par value of advances outstanding at December 31, 2006 and 2005. For further discussion on our largest borrowers of advances, see “Advances” on page 76.

We assign discounted values to collateral pledged to the Bank based on its relative risk. At December 31, 2006, borrowers reported $45 billion of collateral (net of applicable discount or margin factors) to support $23 billion of advances, advance commitments, letters of credit, overdrawn demand deposit accounts, credit enhancement obligations, and MPF delivery commitments with the Bank. At December 31, 2005, borrowers reported $56 billion of collateral (net of applicable discount or margin factors) to support $22 billion of advances and other activities. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate liquidity and to borrow in the future.
The following table shows the dollar and percentage composition (net of applicable discount and margin factors) of collateral pledged to the Bank at December 31, 2006 and 2005 (dollars in billions):

	2006		2005
Collateral Type	Dollars	Percent	Dollars	Percent
Residential mortgage loans	$20.8	46.5%	$35.1	62.5%
Other real estate related collateral	15.5	34.8	13.5	24.0
Investment securities/insured loans	7.5	16.8	6.9	12.3
Secured small business, small farm, and small agribusiness loans	0.9	1.9	0.7	1.2

Total collateral	$44.7	100.0%	$56.2	100.0%

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
We manage the credit risk on mortgage loans acquired in the MPF program by
•	using agreements to establish credit risk sharing responsibilities between the Bank and participating members. The credit risk sharing includes payment of monthly credit enhancement fees by the Bank to our members.

•	monitoring the performance of the mortgage loan portfolio and creditworthiness of participating members.

•	establishing prudent credit loss reserves to reflect management estimates of incurred probable credit losses inherent in the portfolio as of the balance sheet date.

•	establishing retained earnings to absorb unexpected losses that are in excess of credit loss reserves resulting from stress conditions.

Our management of credit risk in the MPF program involves several layers of legal loss protection that are defined in agreements among us and our participating members. Though the nature of these layers of loss protection differs slightly among the MPF products we offer, each product contains similar credit risk structures. For conventional loans, the credit risk structure contains the following layers of loss protections in order of priority:
•	Homeowner equity.

•	Primary Mortgage Insurance (PMI) for all loans with home owner equity of less than 20 percent of the original purchase price or appraised value.

•	FLA established by the Bank. FLA is a memorandum account for tracking losses. Such losses are either recoverable from future payments of performance based credit enhancement fees to the member or absorbed by the Bank, depending on the MPF product.

•	Credit enhancements (including any supplemental mortgage insurance (SMI)) provided by participating members. The size of the participating member’s credit enhancement is calculated so that any losses in excess of the FLA are limited to those of an investor in a mortgage-backed security that is rated the equivalent of AA by a nationally recognized statistical rating organization. To cover losses equal to all or a portion of the credit enhancement amount, participating members are required to either collateralize their credit enhancement obligations or to purchase SMI from a highly rated mortgage insurer for the benefit of the Bank (except that losses generally classified as special hazard losses are not covered by SMI).

•	Losses greater than credit enhancements provided by members are the responsibility of the Bank.
We offer a variety of MPF products to meet the differing needs of our members. The Bank allows participating members to select the products they want to use. These products include Original MPF, MPF 100, MPF 125, MPF Plus, and Original MPF FHA/VA. The Bank is permitted by regulation to hold assets acquired from or through members by means of either a purchase or a funding transaction. General product descriptions are highlighted below.
(1)	Original MPF. Members sell closed loans to the Bank under Original MPF. Original MPF’s first layer of losses is applied to an FLA and absorbed by the Bank. The member then provides a second loss credit enhancement up to AA rating equivalent and loan losses beyond this second layer are absorbed by the Bank.

(2)	MPF 100. Members originate MPF 100 loans as agent for the Bank and the loans are funded and owned by the Bank. This process is commonly known as table funding. This is the only product that requires or allows the member to originate loans as agent for the Bank. MPF 100’s first layer of losses is applied to an FLA and is recoverable from the performance based credit enhancement fee payable to the member after three years. The member then provides a second loss credit enhancement up to AA rating equivalent and loan losses beyond the first two layers are absorbed by the Bank.

(3)	MPF 125. Members sell closed loans to the Bank under MPF 125. MPF 125’s first layer of losses is applied to an FLA and is recoverable from the performance based credit enhancement fee payable to the member. The member then provides a second loss credit enhancement up to AA rating equivalent and loan losses beyond the first two layers are absorbed by the Bank.

(4)	MPF Plus. Members sell closed loans in bulk to the Bank under MPF Plus. MPF Plus’ first layer of losses is applied to an FLA equal to a specified percentage of loans in the pool at the sale date and is recoverable from the performance based credit enhancement fee payable to the member. The member acquires a SMI policy to cover second layer losses that exceed the deductible (FLA) of the SMI policy. Additional losses beyond the FLA and SMI coverage and up to AA rating equivalent will be paid by the member’s credit enhancement amount, if any. Any losses that exceed the credit enhancement amount will be absorbed by the Bank. The amount of credit enhancement provided by supplemental mortgage insurers was $245.5 million at December 31, 2006.

(5)	Original MPF FHA/VA. Members sell closed loans to the Bank under Original MPF FHA/VA. Original MPF FHA/VA’s mortgage loans are guaranteed by the U.S. government, while the member is responsible for all unreimbursed servicing expenses

The following table provides a comparison of the MPF products:

			Average PFI
			Credit
			Enhancement	Base and		Additional
		PFI Credit	Amount as	Performance		Credit
		Enhancement	Percent of	Based Credit	Credit	Enhance-
Product	MPF Bank	Size	Master	Enhancement	Enhancement	ment Fee to	Servicing
Name	FLA Size	Description	Commitment[1]	Fee to PFI	Fee Offset[2]	PFI[3]	Fee to PFI
(1) Original MPF	3 to 6 basis points per year based on the remaining unpaid principal balance	Equivalent to AA	2.91%	8 to 11 basis points per year paid monthly	No	0 to 5.0 basis points per year paid monthly	25 basis points per year
(2) MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	0.80%	7 to 11 basis points per year paid monthly	Yes—after 3 years	0 to 5.0 basis points per year paid monthly	25 basis points per year
(3) MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	1.32%	7 to 10 basis points per year paid monthly	Yes	0 to 5.0 basis points per year paid monthly	25 basis points per year
(4) MPF Plus[4]	Sized to equal expected losses	0 to 20 basis points after FLA and supplemental mortgage insurance	1.06%	6.5 to 8.5 basis points per year fixed plus 8.0 to 10.0 basis points per year performance based (delayed for 1 year); all paid monthly	Yes — performance based only	0 to 5.15 basis points per year paid monthly	25 basis points per year
(5) Original MPF FHA/VA	NA	Unreimbursed servicing expenses	NA	2 basis points per year paid monthly	No	0 to 5.0 basis points per year paid monthly	44 basis points per year

[1]	MPF Program Master Commitments participated in or held by the Bank at December 31, 2006.

[2]	Future payouts of performance based credit enhancement fees are reduced when losses are allocated to the FLA.

[3]	Additional credit enhancement fee is fixed and cannot be reduced when losses are allocated to FLA. The additional credit enhancement fee does not relate to any residual credit risk in the underlying mortgages in the MPF program. For a discussion of the additional credit enhancement fee, see “Item 13 — Certain Relationships and Related Party Transactions, and Director Independence” at page 179.

[4]	PFI credit enhancement amount includes SMI policy coverage.
The FLA is a memorandum account which is a record-keeping mechanism we use to track the amount of losses for which the Bank could have a potential loss exposure (before the member’s credit enhancement is used to cover losses). The table on page 130 provides information on potential exposure related to the FLA for each MPF product. The FLA is not funded by the Bank or the participating member. Reductions in the amount of base or performance based credit enhancement fees paid to the participating member offset any losses incurred by the Bank, up to the limit of the FLA, except for the Original MPF product. The Bank maintains the FLA for each master commitment. Losses in excess of a participating member’s FLA have been negligible since the inception of the MPF program.
The following table presents activity in the FLA memorandum account at December 31, 2006 and 2005 (dollars in millions):

	2006	2005
Balance, beginning of period	$91	$88
Additions due to loan purchases	3	3

Balance, end of period	$94	$91

PFIs are paid credit enhancement fees as an incentive to minimize credit losses and share in the risk on MPF loans, and to pay for SMI. These fees are paid monthly and are determined based on the remaining principal balance of the MPF loans. The amount of the required credit enhancement fee may vary depending on the MPF products selected. Credit enhancement fees are recorded as a reduction to mortgage loan interest income. The Bank also pays performance based credit enhancement fees which are based on actual performance of the mortgage loans. In general, base or performance based fees are net of cumulative unrecovered losses paid by the Bank. To the extent that losses in the current month exceed base or performance based credit enhancement fees accrued, the remaining losses are recovered from future base or performance based credit enhancement fees payable to the member. The Bank recorded credit enhancement fees of $23.2 million and $26.9 million for the years ended December 31, 2006 and 2005. Our liability for credit enhancement fees was $8.5 million and $10.0 million at December 31, 2006 and 2005.

The Bank’s MPF loan portfolio contains loans guaranteed by the VA and FHA, and others that do not have such guarantee but have a credit risk protection in the form of PMI, FLA, SMI, and credit enhancement provided by the PFI. Any loss in excess of PMI, FLA, SMI, and credit enhancement is the responsibility of the Bank. If every loan in the portfolio were to default and the properties securing the loans had zero value, the amount of credit losses not recoverable from VA and FHA (including servicer paid losses not covered by the FHA or VA), PMI, FLA, SMI, and PFI credit enhancement coverage would be $11.1 billion and $11.7 billion at December 31, 2006 and 2005.
The following table presents our MPF portfolio by product type at December 31, 2006 and 2005 at par value (dollars in billions):

	2006		2005
Product Type	Dollars	Percent	Dollars	Percent
Original MPF	$0.2	1.7%	$0.1	0.8%
MPF 100	0.1	0.8	0.2	1.5
MPF 125	1.1	9.3	0.9	6.9
MPF Plus	9.9	83.2	11.2	85.5

Total conventional loans	11.3	95.0	12.4	94.7

Government-insured loans	0.5	4.2	0.6	4.5

Total mortgage loans	11.8	99.2	13.0	99.2

MPF Shared Funding recorded in investments	0.1	0.8	0.1	0.8

Total MPF related assets	$11.9	100.0%	$13.1	100.0%

The MPF Shared Funding Certificates included in the preceding table are mortgage-backed certificates created from conventional conforming mortgages using a senior/subordinated tranche structure. The Bank’s investment is recorded in held-to-maturity securities. The following table shows our Shared Funding Certificates and credit ratings at December 31, 2006 and 2005 (dollars in millions):

Credit Rating	2006	2005
AAA	$58	$67
AA	2	2

Total MPF Shared Funding Certificates	$60	$69

At December 31, 2006 and 2005, we held mortgage loans acquired from Superior amounting to $10.0 billion and $11.5 billion. At December 31, 2006 and 2005, these loans represented 85 percent and 88 percent of total mortgage loans at par value. The loans are primarily MPF Plus and government-insured loans.
We also manage the credit risk on our mortgage loan portfolio by monitoring portfolio performance and the creditworthiness of our participating members. All loans purchased by the Bank must comply with underwriting guidelines which follow standards generally required in the secondary mortgage market. The MPF guides set forth the eligibility standards for MPF loans. PFIs are free to use an approved automated underwriting system or to underwrite MPF loans manually when originating or acquiring loans, though the loans must meet MPF program underwriting and eligibility guidelines outlined in the MPF Origination Guide. In some circumstances, a PFI may be granted a waiver exempting it from complying with specified provisions of the MPF guides, such as documentation waivers.

The following table shows portfolio characteristics of the conventional loan portfolio at December 31, 2006 and 2005. Portfolio concentrations are calculated based on unpaid principal balances.

	2006	2005
Portfolio Characteristics
Regional concentration[1]
Midwest	35.4%	33.9%
West	19.8%	20.8%
Southwest	16.3%	16.1%
Southeast	15.9%	16.4%
Northeast	12.6%	12.8%
State concentration
Minnesota	13.3%	12.8%
California	10.3%	10.8%
Illinois	5.9%	5.9%
Iowa	5.9%	4.8%
Missouri	4.1%	3.4%

Weighted average FICO (register mark) score at origination[2]	734	733
Weighted average loan-to-value at origination	68%	69%

Average loan amount at origination	$159,275	$159,778
Original loan term
Less than or equal to 15 years	26%	27%
Greater than 15 years	74%	73%

[1]	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.
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

We monitor the delinquency levels of our mortgage loan portfolio on a monthly basis. A summary of our delinquencies at December 31, 2006 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total
30 days	$105	$22	$127
60 days	19	5	24
90 days	6	2	8
Greater than 90 days	1	—	1
Foreclosures and bankruptcies	33	—	33

Total delinquencies	$164	$29	$193

Total mortgage loans outstanding	$11,249	$511	$11,760

Delinquencies as a percent of total mortgage loans	1.5%	5.7%	1.6%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.3%	—%	0.3%

A summary of our delinquencies at December 31, 2005 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total
30 days	$99	$28	$127
60 days	21	7	28
90 days	7	3	10
Greater than 90 days	4	3	7
Foreclosures and bankruptcies	62	8	70

Total delinquencies	$193	$49	$242

Total mortgage loans outstanding	$12,375	$623	$12,998

Delinquencies as a percent of total mortgage loans	1.6%	7.9%	1.9%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.6%	2.2%	0.7%

We place any conventional mortgage loan that is 90 days or more past due on nonaccrual status, meaning interest income on the loan is not accrued and any cash payments received are applied as interest income and a reduction of principal. A government-insured loan that is 90 days or more past due is not placed on nonaccrual status because of the (1) U.S. government guarantee of the loan and (2) contractual obligation of the loan servicer.
The Bank has established an allowance for credit losses to reflect management estimates of most likely credit losses inherent in the portfolio. We also manage credit risk by establishing retained earnings to absorb unexpected losses, in excess of the allowance, that may arise from stress conditions. The allowance for credit losses on mortgage loans totaled $0.3 million and $0.8 million at December 31, 2006 and 2005.
The allowance for credit losses on mortgage loans was as follows for the years ended December 31, 2006, 2005, and 2004 (dollars in thousands):

	2006	2005	2004
Balance, beginning of year	$763	$760	$5,906
Charge-offs	—	—	(111)
Recoveries	—	3	13

Net recoveries (charge-offs)	—	3	(98)
(Reversal of) provision for credit losses	(513)	—	(5,048)

Balance, end of year	$250	$763	$760

In accordance with the Bank’s allowance for credit losses policy, the allowance estimate is based on historical loss experience, current delinquency levels, economic data, and other relevant factors using a pooled loan approach. On a regular basis, we monitor delinquency levels, loss rates, and portfolio characteristics such as geographic concentration, loan-to-value ratios, property types, and loan age. Other relevant factors evaluated in our methodology include changes in national/local economic conditions, changes in the nature of the portfolio, changes in the portfolio performance, and the existence and effect of geographic concentrations. The Bank monitors and reports portfolio performance regarding delinquency, nonperforming loans, and net charge-offs monthly. Adjustments to the allowance for credit losses are considered quarterly based upon charge-offs, current calculations for probability of default and loss severity, as well as the other relevant factors discussed above. Management periodically reports the status of the allowance for credit losses on mortgage loans to the Board of Directors. Management believes the Bank has policies and practices in place to manage this credit risk appropriately.

As a result of our quarterly 2006 allowance for credit losses reviews, we decreased our provision for credit losses by $0.5 million for the year ended December 31, 2006. Additionally, based upon this evaluation, the Bank determined that an allowance for credit losses of $0.3 million was sufficient to cover projected losses in our MPF portfolio. During the fourth quarter of 2004, we changed our method of estimating loan losses to be based more on actual portfolio performance rather than the performance of our peer group and to consider member credit enhancements. As a result of this change in estimate, the Bank recorded a $5.0 million decrease to its provision for credit losses on mortgage loans in the fourth quarter of 2004. Our charge-off activity has historically been small relative to the loan and allowance balances as our mortgage loan portfolio is a relatively new portfolio.
As part of the mortgage portfolio, we also invest in MBS. Finance Board regulations allow us to invest in securities guaranteed by the U.S. government, GSEs, and other MBS that are of investment grade on the purchase date. We are exposed to credit risk to the extent that these investments fail to perform adequately. We do ongoing analysis to evaluate the investments and creditworthiness of the issuers, trustees, and servicers for potential credit issues.
At December 31, 2006, we owned $4.2 billion of MBS that were guaranteed by the U.S. government or issued by GSEs. In addition, we had $0.1 billion of other MBS that were rated AAA by an NRSRO. At December 31, 2005, we owned $4.7 billion of MBS that were guaranteed by the U.S. government or issued by GSEs. In addition, we had $0.2 billion of other MBS that were rated AAA by an NRSRO. We have participated in the MPF Shared Funding Program that has periodically created mortgage-backed certificates.
The Bank also invests in state housing finance agency bonds. At December 31, 2006, we had $4.9 million of state agency bonds rated AA or higher compared with $6.9 million at December 31, 2005.
Investments
We maintain an investment portfolio to provide liquidity and promote asset diversification. Finance Board regulations and policies adopted by the Board of Directors limit the type of investments we may purchase.
We invest in short-term instruments as well as obligations of government-sponsored enterprises and other FHLBanks for liquidity purposes. The primary credit risk of these investments is the counterparties’ ability to meet repayment terms. We establish unsecured credit limits to counterparties based on the credit quality, capital levels, and asset levels of the counterparty as well as the capital level of the Bank. Because the investments are transacted with highly rated counterparties, the credit risk is low; accordingly, we have not set aside specific reserves for our investment portfolio. We do, however, maintain a level of retained earnings to absorb any unexpected losses that may arise from stress conditions.

The largest unsecured exposure to any single short-term counterparty excluding GSEs was $298 million and $300 million at December 31, 2006 and 2005. The following tables show our unsecured credit exposure to investment counterparties (including accrued interest receivable) at December 31, 2006 and 2005 (dollars in millions):

	2006
	Certificates of	Commercial	Overnight	Term	Other
Credit Rating[1]	Deposit	Paper	Fed Funds	Fed Funds	Obligations[2]	Total
AAA	$—	$297	$—	$—	$567	$864
AA	—	896	575	—	—	1,471
A	—	130	1,050	—	—	1,180

Total	$—	$1,323	$1,625	$—	$567	$3,515

	2005
	Certificates of	Commercial	Overnight	Term	Other
Credit Rating[1]	Deposit	Paper	Fed Funds	Fed Funds	Obligations[2]	Total
AAA	$—	$299	$—	$—	$555	$854
AA	—	299	1,130	—	—	1,429
A	638	149	1,761	95	—	2,643

Total	$638	$747	$2,891	$95	$555	$4,926

[1]	Credit rating is the lowest of Standard & Poor’s, Moody’s, and Fitch ratings stated in terms of the Standard & Poor’s equivalent.

[2]	Other obligations represent obligations in GSEs.

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
We use the following techniques to manage counterparty credit risk related to derivatives:
•	Transacting with highly rated derivative counterparties according to Board-approved credit standards.

•	Using master netting and bilateral collateral agreements.

•	Monitoring counterparty creditworthiness through internal and external analysis.

•	Managing credit exposures through collateral delivery.

•	Calculating market values for all derivative contracts at least monthly and verifying reasonableness by checking those values against independent sources.

•	Establishing retained earnings to absorb unexpected losses resulting from stress conditions.
As a result of these risk mitigation initiatives, management does not anticipate any credit losses on our derivative agreements, and has accordingly set aside no specific reserves for derivative counterparty exposures.
Excluding mortgage delivery commitments that were fully collateralized, we had 26 and 25 active derivative counterparties at December 31, 2006 and 2005, most of which were large highly rated banks and broker-dealers. At December 31, 2006 and 2005, five counterparties represented approximately 57 percent and 55 percent, respectively, of the total notional amount of outstanding derivative transactions, and all five had a credit rating of A or better. At December 31, 2006, one counterparty with an AA credit rating, HSBC Bank USA, N.A., represented $9.7 million or approximately 27 percent of our net derivatives exposure after collateral. At December 31, 2005, one counterparty with an AA credit rating, HSBC Bank USA, N.A., represented $9.9 million or approximately 54 percent of our net derivatives exposure after collateral. In addition, we had mortgage delivery commitment derivatives with notional amounts of $15.7 million at December 31, 2006 compared with $36.0 million at December 31, 2005. Participating members are assessed a fee for failing to fulfill their mortgage delivery commitments.

The following tables show our derivative counterparty credit exposure at December 31, 2006 and 2005 excluding mortgage delivery commitments and after applying netting agreements and collateral (dollars in millions):

	2006
			Total	Value	Exposure
Credit	Active	Notional	Exposure at	of Collateral	Net of
Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]
AAA	3	$1,761	$—	$—	$—
AA	18	21,036	31	—	31
A	5	6,687	5	2	3

Total	26	$29,484	$36	$2	$34

	2005
			Total	Value	Exposure
Credit	Active	Notional	Exposure at	of Collateral	Net of
Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]
AAA	3	$2,723	$—	$—	$—
AA	14	15,099	18	—	18
A	8	13,273	—	—	—

Total	25	$31,095	$18	$—	$18

[1]	Credit rating is the lower of the Standard & Poor’s, Moody’s, and Fitch ratings stated in terms of a Standard & Poor’s equivalent.

[2]	Notional amounts serve as a factor in determining periodic interest amounts to be received and paid and generally do not represent actual amounts to be exchanged or directly reflect our exposure to counterparty credit risk.

[3]	For each counterparty, this amount includes derivatives with a net positive market value including the related accrued interest receivable/payable (net).

[4]	Amount equals total exposure at fair value less value of collateral pledged as determined at the counterparty level.

Operational Risk
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, systems, or external events. Operational risk is inherent in all of our business activities and processes. Management has established policies and procedures to reduce the likelihood of operational risk and designed our annual risk assessment process to provide ongoing identification, measurement, and monitoring of operational risk. The Operations Risk Committee reviews risk assessment results and business unit recommendations regarding operational risk.
Management reduces the risk of process and system failures by implementing internal controls designed to provide reasonable assurance that transactions are recorded in accordance with source documentation and by maintaining certain back-up facilities. In addition, management has developed and tested a comprehensive business continuity plan to restore mission critical processes and systems in a timely manner. The Bank’s Internal Audit Department also conducts independent operational and information system audits on a regular basis to ensure that adequate controls exist.
We use various financial models and model output to quantify financial risks and analyze potential strategies. Management mitigates the risk of incorrect model output leading to inappropriate business decisions by benchmarking model results to independent sources and having third parties periodically validate critical models.
The Bank is prepared to deliver services to customers in normal operating environments as well as in the presence of significant internal or external stresses.
Despite the above policies and oversight, some operational risks are beyond our control, and the failure of other parties to adequately address their operational risk could adversely affect us.
Business Risk
Business risk is the risk of an adverse impact on the Bank’s profitability resulting from external factors that may occur in both the short- and long-term. Business risk includes political, strategic, reputation, regulatory, and/or environmental factors, many of which are beyond our control. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our status and cost of doing business. Our risk management committees regularly discuss business risk issues. We attempt to mitigate these risks through annual and long-term strategic planning and through continually monitoring economic indicators and the external environment in which we operate.

Factors That May Affect Future Results
Forward-looking statements in this registration statement include, among others, statements regarding the following:
•	Our expectation that the volume of purchases for the MPF program will continue to be at or below the relatively low level that was experienced during 2006.

•	Our limitation on the payment of dividends may change based on the Board of Director’s review of the reserve capital policy.

•	Our expectation that the Bank’s objectives to develop and implement sales and marketing strategies, evaluate our advance products, and review our collateral requirements may increase activity with our members.

•	Our expectation that Superior will not deliver additional whole mortgages to us in the near future, our belief that Superior’s actions will not have a material impact on our results of operations in the near future, and the expected consequences to our loan balances and net interest income arising from Superior’s decision.

•	Our ability to fund future liquidity and capital resource requirements.

•	Our expectation that the Bank will successfully achieve the minimum level of performance the majority of the time relative to annual gainsharing goals.

•	Our expectation that income in future periods will be lower due to the accelerated recognition of what would otherwise have been future income from the mortgage portfolio.
There can be no assurance that unanticipated risks will not materially and adversely affect our results of operations. For a description of some of the risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements, see “Risk Factors” on page 42. You are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. We take responsibility for any forward-looking statement only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statement.
ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Market Risk” beginning on page 107 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements and accompanying notes, including the report of independent registered public accounting firm, are set forth beginning on page S-2.
Audited Financial Statements
     Report of Independent Auditors dated March 30, 2007 — PricewaterhouseCoopers LLP
     Statements of Condition at December 31, 2006 and 2005
     Statements of Income for the Years Ended December 31, 2006, 2005, and 2004
     Statements of Changes in Capital for the Years Ended December 31, 2006, 2005, and 2004
     Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004
     Notes to Financial Statements

Supplementary Data
Selected Quarterly Financial Information
The following tables present selected financial data from the statements of condition at the end of each quarter of 2006 and 2005. They also present selected quarterly operating results for the same periods.

	2006
	December 31,	September 30,	June 30,	March 31,
Statements of Condition
(Dollars in millions)
Short-term investments	$3,826	$3,147	$2,887	$4,174
Mortgage-backed securities	4,380	4,608	4,865	5,158
Other investments	13	13	14	14
Advances	21,855	22,977	22,295	22,024
Mortgage loans, net	11,775	12,053	12,393	12,713
Total assets	42,041	42,979	43,341	44,278
Securities sold under agreements to repurchase	500	500	500	500
Consolidated obligations	37,751	38,842	39,212	39,881
Mandatorily redeemable capital stock	65	70	76	84
Affordable Housing Program	45	46	47	47
Payable to REFCORP	6	6	8	48
Total liabilities	39,792	40,668	41,019	42,025
Capital stock — Class B putable	1,906	1,970	1,982	1,918
Retained earnings	344	342	340	336
Capital-to-asset ratio	5.35%	5.38%	5.36%	5.09%

	Three Months Ended
	2006
	December 31,	September 30,	June 30,	March 31,
Quarterly Operating Results
(Dollars in millions)
Interest income	$567.1	$569.8	$542.0	$532.5
Interest expense	527.7	530.8	503.6	495.0
Net interest income	39.4	39.0	38.4	37.5
Provision for credit losses on mortgage loans	—	0.5	—	—
Net interest income after mortgage loan credit loss provision	39.4	39.5	38.4	37.5
Other income	1.9	1.5	2.7	2.6
Other expense	9.5	10.1	10.8	11.1
Total assessments	8.5	8.2	8.2	7.7
Net income	23.3	22.7	22.1	21.3
Annualized Dividend rate	4.25%	4.25%	3.80%	3.00%

	2005
	December 31,	September 30,	June 30,	March 31,
Statements of Condition
(Dollars in millions)
Short-term investments	$5,287	$3,192	$3,447	$2,750
Mortgage-backed securities	4,925	4,104	3,389	3,520
Other investments	15	160	164	162
Advances	22,283	23,344	27,056	26,908
Mortgage loans, net	13,018	13,534	14,185	14,726
Total assets	45,722	44,556	48,445	48,359
Securities sold under agreements to repurchase	500	500	500	500
Consolidated obligations	41,197	39,741	43,977	43,446
Mandatorily redeemable capital stock	85	89	80	57
Affordable Housing Program	47	42	31	45
Payable to REFCORP	51	44	13	46
Total liabilities	43,462	42,264	46,092	45,821
Capital stock — Class B putable	1,932	2,013	2,192	2,235
Retained earnings	329	277	161	300
Capital-to-asset ratio	4.94%	5.14%	4.86%	5.25%

	Three Months Ended
	2005
	December 31,	September 30,	June 30,	March 31,
Quarterly Operating Results
(Dollars in millions)
Interest income	$492.5	$476.9	$470.1	$438.5
Interest expense	448.6	411.0	385.0	339.8
Net interest income	43.9	65.9	85.1	98.7
Provision for credit losses on mortgage loans	—	—	—	—
Net interest income after mortgage loan credit loss provision	43.9	65.9	85.1	98.7
Other income	56.9	111.7	(234.9)	113.1
Other expense	11.0	9.3	9.4	9.3
Total assessments	24.0	44.6	(42.2)	53.8
Cumulative effect of change in accounting principle	—	—	—	6.5
Net income	65.8	123.7	(117.0)	155.2
Annualized Dividend rate	2.80%	1.40%	3.80%	3.30%

Investment Portfolio Analysis
Supplementary financial data on the Bank’s investment securities for the years ended December 31, 2006, 2005, and 2004 are included in the tables below.
At December 31, 2006, the Bank had investments with the following issuers (excluding government-sponsored enterprises and U.S. government agencies) with a book value greater than 10 percent of the Bank’s total capital (dollars in millions):

		Total
	Total	Market
	Book Value	Value
Citigroup Funding	$248	$248
Goldman Sachs Group	249	249
GE Capital Corporation	297	297
GE Capital Services	298	298
Lehman Brothers Inc.	305	305
Charter One Bank, N.A.	320	320

Total	$1,717	$1,717

Trading Securities
The Bank’s trading portfolio totals at December 31, 2006, 2005, and 2004 were as follows (dollars in millions):

	2006	2005	2004
U.S. government agency-guaranteed	$—	$9	$12
Other bonds, notes, and debentures	—	—	5

Total trading securities	$—	$9	$17

U.S. government agency-guaranteed investments represented Ginnie Mae securities. Ginnie Mae is a wholly-owned government corporation that guarantees payment on MBS that are backed by federally insured or guaranteed loans.

Available-for-Sale Securities
The Bank’s available-for-sale portfolio totals at December 31, 2006, 2005, and 2004 were as follows (dollars in millions):

	2006	2005	2004
Government-sponsored enterprise obligations	$562	$250	$479
Other FHLBank consolidated obligations	—	—	146

Total available-for-sale securities	$562	$250	$625

Government-sponsored enterprise obligations represented Fannie Mae and/or Freddie Mac.
The table below summarizes book value and yield characteristics on the basis of remaining terms to contractual maturity for our available-for-sale securities at December 31, 2006 (dollars in millions):

	Book Value	Yield
Government-sponsored enterprises
Within one year	$562	5.41%

Held-to-Maturity Securities
The Bank’s held-to-maturity portfolio at December 31, 2006, 2005, and 2004 includes (dollars in millions):

	2006	2005	2004
Government-sponsored enterprises	$4,144	$4,861	$3,639
U.S. government agency-guaranteed	81	107	152
States and political subdivisions	5	7	10
Other bonds, notes, and debentures	1,485	1,003	923

Total held-to-maturity securities	$5,715	$5,978	$4,724

Government-sponsored enterprise investments represented Fannie Mae and/or Freddie Mac securities. U.S. government agency-guaranteed investments represented Ginnie Mae securities and Small Business Administration (SBA) Pool Certificates. SBA Pool Certificates represent undivided interests in pools of the guaranteed portions of SBA-guaranteed loans. The SBA’s guarantee of the Pool Certificate is backed by the full faith and credit of the U.S. government.

The table below presents book value and yield characteristics on the basis of remaining terms to contractual maturity for our held-to-maturity securities at December 31, 2006 (dollars in millions):

	Book Value	Yield
Government-sponsored enterprises
After one but within five years	$8	6.31%
After five but within 10 years	41	5.96%
After 10 years	4,095	5.24%
U.S. government agency-guaranteed
After five but within 10 years	2	5.74%
After 10 years	79	5.61%
States and political subdivisions
After 10 years	5	5.52%
Other bonds, notes, and debentures
Within one year	1,323	5.36%
After one but within five years	5	6.55%
After 10 years	157	5.52%

Total held-to-maturity securities	$5,715	5.29%

Loan Portfolio Analysis
The Bank’s outstanding advances, real estate mortgages, nonperforming real estate mortgages, and real estate mortgages 90 days or more past due and accruing interest for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 are as follows (dollars in millions):

	2006	2005	2004	2003	2002
Domestic
Advances	$21,855	$22,283	$27,175	$23,272	$23,971

Real estate mortgages	$11,775	$13,018	$15,193	$16,052	$5,661

Nonperforming real estate mortgages[1]	$24	$33	$23	$10	$3

Real estate mortgages past due 90 days or more and still accruing interest[2]	$6	$6	$3	$5	$10

Nonperforming real estate mortgages
Interest contractually due during the period	$1.3
Interest actually received during the period	0.5

Shortfall	$0.8

[1]	Nonperforming real estate mortgages represent conventional mortgage loans that are 90 days or more past due and have been placed on nonaccrual status.

[2]	Only government-insured loans (e.g., FHA, VA) continue to accrue after 90 days or more delinquent, because of the (1) U.S. government guarantee of the loans and (2) contractual obligation of the loan servicer.

Advances
The following table shows the Bank’s outstanding advances at December 31, 2006 (dollars in millions):

2006
Maturity
Overdrawn demand deposit accounts	$1
Within one year	5,624
After one but within five years	9,903
After five years	6,323

Total par value	21,851
Hedging fair value adjustments
Cumulative fair value loss	(3)
Basis adjustments from terminated hedges	7

Total advances	$21,855

The following table details additional interest rate payment terms for advances at December 31, 2006 (dollars in millions):

2006
Par amount of advances
Fixed rate maturity
Overdrawn demand deposit accounts	$1
Within one year	5,251
After one year	12,577
Variable rate maturity
Within one year	373
After one year	3,649

Total	$21,851

Mortgage Loan Geographic Concentration
The following table shows geographic concentration of the conventional and government-insured loan portfolio at December 31, 2006. Regional concentration is calculated based on unpaid principal balances.

2006
Regional Concentration[1]
Midwest	35.5%
West	19.3%
Southwest	16.9%
Southeast	16.1%
Northeast	12.2%

Total	100.0%

[1]	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.
West includes AK, CA, Guam, HI, ID, MT, NV, OR, WA, and WY.
Southeast includes AL, District of Columbia, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.
Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.
Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, Puerto Rico, RI, U.S. Virgin Islands, and VT.
Summary of Loan Loss Experience
The allowance for credit losses on real estate mortgage loans for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 are as follows (dollars in millions):

	2006	2005	2004	2003	2002
Balance, beginning of year	$0.76	$0.76	$5.91	$3.26	$3.10
Charge-offs	—	—	(0.11)	(0.05)	(0.02)
Recoveries	—	—	0.01	—	0.02

Net charge-offs	—	—	(0.10)	(0.05)	—
(Reversal of) provision for credit losses	(0.51)	—	(5.05)	2.70	0.16

Balance, end of period	$0.25	$0.76	$0.76	$5.91	$3.26

The ratio of net (charge-offs) recoveries to average loans outstanding was less than one basis point for the years ended December 31, 2006, 2005, 2004, 2003, and 2002.

Deposits
At December 31, 2006, time deposits in denominations of $100,000 or more amounted to $20.5 million. The table below presents the maturities for time deposits in denominations of $100,000 or more by remaining maturity at December 31, 2006 (dollars in millions):

		Over three	Over six
	Three	months but	months but
	months	within six	within 12
	or less	months	months	Total
Time certificates of deposit ($100,000 or more) December 31, 2006	$18.0	$2.4	$0.1	$20.5

Short-term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for the years ended December 31, 2006, 2005, and 2004 (dollars in millions):

	2006	2005	2004
Discount notes
Outstanding at period-end	$4,685	$4,067	$5,008
Weighted average rate at period-end	5.02%	3.57%	1.93%
Daily average outstanding for the period	$5,423	$5,268	$5,780
Weighted average rate for the period	4.97%	3.04%	1.36%
Highest outstanding at any month-end	$6,791	$7,805	$8,071
Ratios
Financial ratios for the years ended December 31, 2006, 2005, and 2004 are provided in the following table:

	2006	2005	2004
Return on average assets	0.20%	0.48%	0.21%
Return on average capital	3.91%	9.57%	4.30%
Total average capital to average assets	5.21%	5.04%	4.77%
Dividends declared per share as a percentage of net income per share	83.09%	26.44%	46.40%

Ratio of Earnings to Fixed Charges

	2006	2005	2004	2003	2002
(Dollars in millions)
Earnings
Income before assessments	$122.0	$301.4	$135.7	$184.4	$62.2
Fixed charges	2,057.4	1,584.7	930.1	852.4	1,016.3

Total earnings	$2,179.4	$1,886.1	$1,065.8	$1,036.8	$1,078.5

Fixed charges
Interest expense	$2,057.0	$1,584.4	$929.8	$852.1	$1,016.2
Estimated interest component of net rental expense[1]	0.4	0.3	0.3	0.3	0.1

Total fixed charges	$2,057.4	$1,584.7	$930.1	$852.4	$1,016.3

Ratio of earnings to fixed charges	1.06	1.19	1.15	1.22	1.06

[1]	Represents an estimated interest factor.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A— CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Bank’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. The Bank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bank’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Bank’s management necessarily should consider applying its judgment in evaluating the cost-benefit relationship of controls and procedures.
Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, with the participation of the President and CEO and CFO, at December 31, 2006. Based upon that evaluation, the CEO and CFO have concluded that the Bank’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-13(e) and 15d-15(e), were not effective as of December 31, 2006. This determination is based on management’s identification of the following material weakness in our internal control over financial reporting.
•	The Bank did not maintain effective controls over its use of spreadsheets used in the financial close and reporting process. Specifically, the Bank did not have effective controls in place to monitor and ensure that spreadsheet formula logic was adequately tested and analyzed in order to provide accurate and complete spreadsheet calculations. This control deficiency could result in a misstatement of any of our financial statement accounts and disclosures that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected in a timely manner.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Bank has taken and is planning on taking certain remedial actions to address this material weakness as described in “Changes in Internal Control over Financial Reporting”, “Remediation of Previously Reported Material Weaknesses”, and “Plan of Remediation for Identified Material Weakness” herein.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2006, the Bank’s management implemented and enhanced certain controls and procedures affecting its internal control over financial reporting as they relate to the material weakness identified in “Evaluation of Disclosure Controls and Procedures” above. Specifically, the Bank’s management instituted the following material changes in our internal control over financial reporting:
•	We have an inventory of all spreadsheets used in the financial reporting process. The existence and maintenance of this spreadsheet inventory helps our management ensure the completeness of our spreadsheets used for financial reporting purposes.

•	We moved all files to a new drive and folder structure within the Bank’s information technology system. The use of this new drive and folder structure enhances our access controls.

•	We granted access to specific folders only to the appropriate personnel within each department to ensure that only appropriate personnel have access to the files contained therein. This significantly reduces the possibility of unauthorized modifications occurring because fewer employees can see, open, or edit such files.

•	We protected key files with passwords to ensure that changes can be made only by the individuals knowing such passwords. This provides our management with further assistance regarding the accuracy and validity of changes made to such files.
Bank management previously reported a material weakness in our internal control over financial reporting surrounding our ineffective control environment based on the criteria established in the Committee of Sponsoring Organization’s “Internal Control Framework” (COSO framework). This material weakness was previously disclosed in our registration statement on Form 10. Bank management implemented, enhanced, and assessed for design and operating effectiveness the following material changes in our internal control over financial reporting during the quarter ended December 31, 2006:
•	We revised the Delegation of Authority Policy to ensure that all transactions entered into with the Bank are valid and accurately reported.

•	We revised our contract review procedures to include reporting and review of significant contracts by our Board of Directors.

•	We hired additional personnel including an External Reporting Manager, a Manager of Specialized Accounting including derivative accounting, and an External Reporting Analyst.

•	We re-organized our Accounting Department to better address our operational activities and financial reporting requirements.

Bank management previously reported a material weakness in our internal control over financial reporting surrounding the inadvertent misapplication of SFAS 133 and we did not maintain effective controls over the accurate accounting for derivatives. This material weakness was previously disclosed in our registration statement on Form 10. Bank management implemented, enhanced, and assessed for design and operating effectiveness the following material changes in our internal control over financial reporting during the quarter ended December 31, 2006:
•	We converted our previous hedge valuation model to the Principia application effective November 30, 2006.

•	We adopted a new SFAS 133 accounting policy effective December 31, 2006. This policy includes provisions requiring separate action steps, including review procedures, for new or complex hedging strategies or derivative products.
Remediation of previously reported material weaknesses
Bank management implemented, enhanced, and assessed for design and operating effectiveness the changes discussed above in “Changes in Internal Control over Financial Reporting” and the following material changes in our internal control over financial reporting during the first three quarters of the year ended December 31, 2006:
•	We implemented a process to enhance controls related to reconciliations of internal derivative valuations to counterparty derivative valuations.

•	We hired a Chief Business Officer and Chief Financial Officer.

•	We implemented additional controls over spreadsheets to limit access to selected authorized individuals.

•	We established a Disclosure Committee comprised of the Bank’s executive management and key personnel to review and approve all financial reports prior to their release outside of the Bank. This committee ensures that appropriate presentation and disclosures are maintained in accordance with GAAP.

•	We refined the Bank’s Member Products and Services Policy, including standards and criteria for pricing Acquired Member Assets (AMA), to ensure the Bank’s compliance with all statutes and regulations.

•	We revised the Bank’s Code of Ethics to align it with corporate governance best practices.
We believe the above remedial action(s) in combination with the material fourth quarter changes in internal control over financial reporting described within “Changes in Internal Control over Financial Reporting” above have enabled us to conclude that the previously reported material weaknesses surrounding our control environment and the application of GAAP specific to derivatives have been remediated as of December 31, 2006.

Plan of Remediation for Identified Material Weaknesses
The Bank plans on continuing to initiate the following actions in conjunction with its remediation efforts specific to the remaining material weakness identified above.
•	Update our risk assessment documents to identify controls that mitigate or compensate the internal control risks, such as review for spreadsheet changes, review of reasonableness of spreadsheet inputs and outputs from a materiality perspective, and overall analytical review. These mitigating or compensating controls are currently being identified and documented.

•	Test the operating effectiveness of selected spreadsheet controls.

•	Program complex spreadsheets or implement further IT applications for such complex spreadsheets as a long-term solution.

•	Implement a software solution that provides an audit trail of all spreadsheet changes.
These planned remedial actions reflect the ongoing remediation efforts the Bank has instituted in response to the material weakness in our internal control over financial reporting identified within “Evaluation of Disclosure Controls and Procedures” above. Additional remediation efforts may be put in place as management continues to monitor our internal control over financial reporting as it relates to spreadsheet controls.
ITEM 9B— OTHER INFORMATION
None.
PART III
ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The Board of Directors is responsible for monitoring our compliance with Finance Board regulations and establishing policies and programs that carry out our housing finance mission. The Board of Directors adopts, reviews, and oversees the implementation of policies governing our advance, mortgage loan, investment, and funding activities. Additionally, the Board of Directors also adopts, reviews, and oversees the implementation of policies that manage our exposure to market, liquidity, credit, operational, and business risks.

The FHLBank Act provides that a board of at least 14 directors govern each FHLBank. Historically, the Finance Board has appointed a minimum of six public-interest directors, including at least two of whom come from organizations with more than a two-year history of representing consumer or community interests in banking services, credit needs, housing, or other financial consumer products. As of March 26, 2007, the Finance Board had not yet named replacements to fill the three appointed directors’ seats for the term to have begun on January 1, 2006, the two appointed directors’ seats for the term to have begun on January 1, 2007, or one of the three appointed directors’ seats for the term to have begun on January 1, 2005. On December 22, 2006, the Finance Board appointed Gerald Eid and David Frauenshuh, whose three-year terms expired on December 31, 2006, to serve as directors of the Bank. These appointments fill the remaining year of the three-year appointive director terms that began on January 1, 2005 and expire on December 31, 2007. These appointive seats had been vacant from January 1, 2005 through December 22, 2006. The Bank cannot predict when or if the Finance Board will make additional appointments to fill any of the vacant appointive director seats on its Board of Directors.
On January 18, 2007, the Finance Board adopted an interim final rule concerning the selection of FHLBank appointive directors. Under the new rule, each FHLBank is to submit to the Finance Board, annually on or before October 1, two candidates for each appointive director seat that will expire at the end of the current year. The Finance Board will then make the required appointments from the list of candidates forwarded by each FHLBank. If the Finance Board does not fill all vacancies from the list submitted by the FHLBank’s Board of Directors, the Finance Board may require the FHLBank’s Board of Directors to submit a supplemental list for its consideration. An FHLBank may consider any qualified individual for inclusion in its list of candidates, and a third party may recommend a candidate to the FHLBank. Each FHLBank is to select its nominees based on the candidate meeting certain statutory eligibility requirements and the candidate’s business, financial, housing community and economic development, and/or leadership experience. For appointive directorship vacancies existing on January 1, 2007, the Finance Board has created a temporary provision that requires we submit our candidates on or before March 31, 2007.
The remaining directors are elected by and from our member stockholders. Both elected and appointed directors serve three-year terms. If any person has been elected to three consecutive full terms as an elective director of the Bank and has served for all or part of each of the terms, the individual is not eligible for election to an elective directorship of the Bank for a term which begins earlier than two years after the expiration of the last expiring three year term. The FHLBank Act requires that each FHLBank’s Board of Directors elects a chair and vice chair from among its members to two-year terms.

The table below shows membership information for the Bank’s Board of Directors:

		Elected or		Expiration of Current
Director	Age	Appointed	Director Since	Term As Director
Randy L. Newman (chair)	53	Elected	January 1, 1999	December 31, 2007
Michael K. Guttau (vice chair)	60	Elected	January 1, 2003	December 31, 2008
Dale E. Oberkfell	51	Elected	January 1, 2007	December 31, 2009
S. Bryan Cook	55	Elected	January 1, 2005	December 31, 2007
Gerald D. Eid	66	Appointed	January 23, 2004	December 31, 2007
Michael J. Finley	51	Elected	January 1, 2005	December 31, 2007
David R. Frauenshuh	63	Appointed	January 23, 2004	December 31, 2007
D.R. Landwehr	60	Elected	January 1, 2004	December 31, 2009
Clair J. Lensing	72	Elected	January 1, 2004	December 31, 2009
Dennis A. Lind	56	Elected	January 1, 2006	December 31, 2008
Kevin E. Pietrini	57	Elected	January 12, 2006	December 31, 2008
Lynn V. Schneider	59	Elected	January 1, 2004	December 31, 2009
Randy L. Newman, the Board’s chair, currently serves as chairman and CEO of Alerus Financial Corporation and Alerus Financial Bank in Grand Forks, North Dakota, and has served as chairman since 1993. For several years prior to joining the organization in 1981, Mr. Newman was a full-time instructor in the Management and Finance Department of the University of North Dakota. Mr. Newman was elected to his first term as chair of the Bank’s Board of Directors effective January 1, 2004. Mr. Newman serves on the following Bank committees: Executive and Governance Committee (chair), Risk Management Committee, Audit Committee, Bank Operations Committee, Human Resources and Compensation Committee (Compensation Committee), and the Housing and Economic Development Committee.
Michael K. Guttau, the Board’s vice chair, has served as chairman and president of Treynor State Bank in Treynor, Iowa, since 1978. He is actively involved with the American Bankers Association, Iowa Bankers Association, and the Iowa Independent Bankers. Currently, he is chair of the Southwest Iowa Industrial Site Marketing Committee, and Deaf Missions. Mr. Guttau also is president of the Treynor Foundation Corporation. Mr. Guttau was the Iowa Superintendent of Banking from 1995 through 1999. Mr. Guttau serves on the following Bank committees: Executive and Governance Committee (vice chair), Risk Management Committee (chair), Audit Committee, and the Compensation Committee.

Dale E. Oberkfell has served in a variety of banking positions during his nearly 30 years in the financial services industry. Since May 2005, Mr. Oberkfell has served as the president and chief operating officer of Reliance Bank in Des Peres, Missouri, and also currently serves as executive vice president of Reliance Bank’s holding company, Reliance Bancshares, Inc. Prior to joining Reliance Bank, Mr. Oberkfell was a partner at the Certified Public Accounting firm of Cummings, Oberkfell & Ristau, P.C. in St. Louis, Missouri. Mr. Oberkfell is a licensed Certified Public Accountant and is active in the American Institute of Certified Public Accountants. Mr. Oberkfell has held board positions for several organizations, including the West County YMCA, St. Louis Children’s Choir, and Young Audiences. Mr. Oberkfell serves on the following Bank committees: Risk Management Committee, Audit Committee, and Bank Operations Committee.
S. Bryan Cook has been chairman and CEO of First National Bank of St. Louis in Clayton, Missouri, since 1990. He also serves as chairman of Guaranty Trust Company in St. Louis and president and chief operating officer of Central Bancompany in Jefferson City, Missouri. Mr. Cook serves on the board of directors of the St. Louis Club, Salvation Army, St. Louis Art Museum, St. Louis Zoo, and Boy Scouts of America. Mr. Cook serves on the following Bank committees: Housing and Economic Development Committee, Bank Operations Committee, and the Compensation Committee (vice chair).
Gerald D. Eid has served as CEO of Eid-Co Buildings, Inc. in Fargo, North Dakota, since 1973. A second-generation builder, Mr. Eid has been in the building business and licensed as a realtor for more than 30 years. Founded in 1951, Eid-Co Buildings, Inc. is the largest single-family home builder in North Dakota. Mr. Eid has served as a member of the North Dakota Housing Finance Agency Advisory Board since 1998 and is currently its chair. He also has represented North Dakota on the executive committee of the National Association of Homebuilders. Mr. Eid serves on the following Bank committees: Compensation Committee, Bank Operations Committee, and Housing and Economic Development Committee (vice chair).
Michael J. Finley has served since 1992 as president of Janesville State Bank in Janesville, Minnesota. Mr. Finley serves on the Political Action Committee Board of the Minnesota Bankers Association. He is a founding member of the Minnesota Financial Group, a peer group of 14 bankers founded in 1988. He is currently the chairman of the Janesville Economic Development Authority. Mr. Finley serves on the following Bank committees: Audit Committee, Housing and Economic Development Committee, and Risk Management Committee (vice chair).

David R. Frauenshuh has served since 1983 as CEO and owner of Frauenshuh Inc. headquartered in Minneapolis, Minnesota. He also is chairman of Cornerstone Capital Investments, Frauenshuh/Sweeney, and VeriSpace. Mr. Frauenshuh has more than 30 years of experience in commercial real estate with ownership interest in approximately 2.5 million square feet of real estate. He currently serves as chair of the Christmas Campaign of the Salvation Army of Minnesota and has been chair of the Children’s House based in Hawaii. He also serves on the Salvation Army National Advisory Board and Concordia University President’s Advisory Board as well as on the boards of the Capital City Partnership and Crossways International. Mr. Frauenshuh served as chair of the 2001 Minnesota Prayer Breakfast. Mr. Frauenshuh serves on the following Bank committees: Audit Committee (vice chair) and Bank Operations Committee.
D.R. Landwehr is the chairman, president, and CEO of Community Bank of Missouri in Richmond, Missouri, a bank he organized in May 2001. From 1993 until 1999, he served as chairman, president, and CEO of Condon National Bank. Mr. Landwehr organized and obtained regulatory approval for the Community Bank of Missouri from 1999 until the Bank opened in 2001. Mr. Landwehr has been active in civic organizations during his professional career and is currently a director of Missouri Bancorp, Inc. He is a member of the Richmond Rotary Club, chair of the Hardin United Methodist Church, past president of the Richmond Chamber of Commerce, and an alumnus of Leadership Missouri and Leadership Kansas. Mr. Landwehr has been recognized as a Paul Harris Fellow by Rotary International. Mr. Landwehr serves on the following Bank committees: Risk Management Committee, Audit Committee, and Bank Operations Committee (vice chair).
Clair J. Lensing has served as the president, CEO, and owner of Security State Bank in Waverly, Iowa, since 1999. He also owns the Citizens Savings Bank in Hawkeye, Iowa, and the Maynard Savings Bank in Maynard, Iowa. Previously he served as president and CEO of Farmers State Bank in Marion, Iowa and as a bank examiner with the Iowa Division of Banking. Mr. Lensing has served as president of the Iowa Bankers Association, chairman of the Board of Shazam Network, and board member of the Iowa Independent Bankers. He also has been active in numerous other professional, educational, and community organizations. Mr. Lensing serves on the following Bank committees: Executive and Governance Committee, Audit Committee, Compensation Committee, and the Housing and Economic Development Committee (chair).
Dennis A. Lind has served as the president of Midwest Bank Group, Incorporated, and chairman of its member bank in Detroit Lakes, MN since 2000. Mr. Lind is also the vice chairman of The Lake Bank in Two Harbors, MN and senior vice president of The Marshall Group, Incorporated in Minneapolis. Mr. Lind has over 30 years of experience in banking, capital markets and investments. He previously worked for 13 years at Norwest Bank (now Wells Fargo Bank) where he most recently served as an executive vice president at Norwest Investment Services, Incorporated. Mr. Lind began his career in the Bond Department at First National Bank of Minneapolis (now US Bank). Mr. Lind serves on the following Bank committees: Housing and Economic Development Committee, Risk Management Committee, Compensation Committee (chair), and the Executive and Governance Committee.

Kevin E. Pietrini has been an officer of Queen City Federal Savings Bank in Virginia, Minnesota since 1983, currently serving as chairman of the board. He serves on the Board of Directors of America’s Community Bankers, Northeast Ventures Corporation, Northern Diagnostics Corporation, Iron Range Ventures and Range Mental Health Center. Mr. Pietrini also is active in various community organizations such as the Virginia Charter Commission, Kiwanis Club of Virginia, and the Virginia Chamber of Commerce. Mr. Pietrini serves on the following Bank committees: Executive and Governance Committee, Risk Management Committee, Audit Committee (chair) and Bank Operations Committee.
Lynn V. Schneider of Huron, South Dakota, has served since 2002 as president and CEO of American Bank and Trust of Huron, South Dakota. He previously was president and regional manager of Marquette Bank in Huron. He also served for 11 years as president, CEO, and chairman of the board of Farmers and Merchants Bank, also in Huron. He currently is chairman of the board for William Griffith Foundation, Inc., vice chairman of the board for Mennonite Brethren Foundation, Inc., and serves on the boards of Bethesda Church of Huron, Huron University Foundation, Huron Regional Medical Center, Huron Crossroads, Inc. as secretary and American Trust Insurance, LLC as secretary. Mr. Schneider serves on the following Bank committees: Executive and Governance Committee, Bank Operations Committee (chair), Compensation Committee, and Housing and Economic Development Committee.
Executive Officers
The following persons currently serve as executive officers of the Bank:

			Employee of the
Executive Officer	Age	Position Held	Bank Since
Richard S. Swanson	57	President and CEO	June 1, 2006
Michael L. Wilson	50	Senior Vice President and Chief Business Officer (CBO)	August 21, 2006
Steven T. Schuler	55	Senior Vice President and CFO	September 18, 2006
Edward McGreen	39	Senior Vice President and Chief Capital Markets Officer (CCMO)	November 8, 2004
Richard S. Swanson was elected by the Board of Directors to the position of president and CEO on June 1, 2006. Prior to joining the Bank, Mr. Swanson was a principal of the Seattle law firm of Hillis, Clark, Martin & Peterson for two years where he provided counsel in the areas of finance, banking law, and SEC regulation. From 2000 to 2003, Mr. Swanson served as chairman and CEO of HomeStreet Bank in Seattle, Washington, and had served as its CEO since 1990. As an industry-elected director from HomeStreet Bank, Mr. Swanson served on the board of directors of the Federal Home Loan Bank of Seattle from 2000 to 2003, and served as the board’s vice chair from 2002 to 2003. He currently serves as a director of Triad Guaranty, Inc. and Alaska Growth Capital.

Michael L. Wilson joined the Bank on August 21, 2006 to serve as senior vice president and CBO. Mr. Wilson has management responsibility for member financial services, credit and mortgage sales, information technology, community investment, money desk, and communications and administration. Prior to joining the Bank, Mr. Wilson had served as senior executive vice president and chief operating officer of the Federal Home Loan Bank of Boston (FHLB Boston) since August 1999, and had served in other senior leadership roles with the FHLB Boston since 1994.
Steven T. Schuler joined the Bank on September 18, 2006 as its senior vice president and CFO. Mr. Schuler has management responsibility for general accounting, external reporting, financial analysis and internal reporting, and specialized accounting including derivative accounting. Prior to joining the Bank, Mr. Schuler had served as CFO, treasurer and secretary of Iowa Wireless Services since 2004, and had served as CFO of Iowa Wireless Services since 2001. Mr. Schuler also worked for Brenton Banks, Inc. from 1977 to 2001, serving in various leadership and management roles.
Edward McGreen has been a senior vice president since July 2005 and is currently serving as CCMO. Along with his duties as CCMO, Mr. McGreen served as Interim CFO from July 17, 2006 through September 15, 2006. Mr. McGreen has management responsibility for treasury, mortgage portfolio management, and financial planning and research. Mr. McGreen joined the Bank in 2004 as Director of Mortgage Portfolio Management. Prior to joining the Bank, Mr. McGreen held various finance and portfolio management positions at Fannie Mae from 1996 to 2001 and 2002 to 2004. His last position at Fannie Mae was director of finance. From 2001 to 2002, Mr. McGreen worked as a Senior Interest Rate Risk Manager for GE Asset Management.
Code of Ethics
The Bank has adopted a Code of Ethics that sets forth the guiding principles and rules of conduct by which we operate the Bank and conduct our daily business with our customers, vendors, shareholders, and fellow employees. The Code of Ethics applies to all of the directors, executive officers (including the CEO, CFO, and principal accounting officer or controller or person performing similar functions), and employees of the Bank. The purpose of the Code of Ethics is to promote honest and ethical conduct and compliance with the law, particularly as related to the maintenance of the Bank’s financial books and records and the preparation of its financial statements. The Code of Ethics can be found on our website at www.fhlbdm.com. We intend to disclose on our website any amendments to, or waivers of, the Code of Ethics covering our CEO, CFO, and principal accounting officer or controller or person performing similar functions. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC.

Finance Board Rule Concerning Appointive Directors
The Finance Board approved the issuance of an interim final rule concerning the selection of the Bank’s appointive directors. Under the new rule, the Bank may consider any qualified individual for inclusion in its list of candidates to be submitted to the Finance Board, and any third party, including the Bank’s stockholders, may recommend a candidate to the Bank. For additional information concerning the interim final rule, see page 102.
Audit Committee
The Audit Committee of the Board of Directors (1) directs senior management to maintain the reliability and integrity of the accounting policies and financial reporting and disclosure practices of the Bank; (2) reviews the basis for the Bank’s financial statements and the external auditor’s opinion with respect to such statements; (3) ensures that policies are in place that are reasonably designed to achieve disclosure and transparency regarding the Bank’s financial performance and governance practices; and (4) oversees the internal and external audit function. The Audit Committee has adopted a charter outlining its roles and responsibilities, which is available on the Bank’s website at www.fhlbdm.com. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC. The members of the Bank’s Audit Committee for 2007 are Kevin Pietrini (chair), David Frauenshuh (vice chair), Randy Newman, Michael Guttau, Clair Lensing, D.R. Landwehr, Michael Finley and Dale Oberkfell. The Audit Committee held a total of six in-person meetings and three telephonic meetings in 2006. As of March 26, 2007, the Audit Committee has held two in-person meetings, no telephonic meetings, and is scheduled to meet eight additional times during the remainder of 2007. See exhibit 99.1 for the Bank’s Audit Committee Report.
Audit Committee Financial Expert
The Bank’s Board of Directors has determined that the following members of its Audit Committee qualify as audit committee financial experts under Item 407(d)(5) of Regulation S-K: Kevin Pietrini, Randy Newman, Michael Guttau, and Dale Oberkfell. As discussed in detail under Item 13—Certain Relationships and Related Transactions, and Director Independence at page 179, the Bank is required, by SEC rules, to disclose whether its directors are independent and to use a definition of independence from a national securities exchange or national securities association. The Bank has elected to use the New York Stock Exchange definition of independence, and under that definition, the Bank’s Board of Directors has determined that Messrs. Pietrini, Newman, Guttau, and Oberkfell are not independent based upon the cooperative nature of the Bank. Messrs. Pietrini, Newman, Guttau, and Oberkfell are independent according to Finance Board rules applicable to members of the audit committees of the boards of directors of FHLBanks.

ITEM 11—EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The Compensation Discussion and Analysis provides information on the Federal Home Loan Bank of Des Moines compensation and retirement benefit programs for its executive officers, including in particular the executive officers (the Executives) named in the Summary Compensation Table at page 169. The information describes, among other things, the role of the Compensation Committee, executive compensation philosophy, components of compensation, and retirement benefits provided by the Bank to its Executives.
The primary objective of the Compensation Committee is to ensure that the Bank meets its corporate objectives of attracting and retaining a well-qualified and diverse workforce.
The Compensation Committee is responsible for reviewing and approving compensation plan designs and corporate goals, consistent with the Bank’s strategic business plan and annual operating plan, for the annual and long-term incentive programs. The Compensation Committee is also responsible for advising and making recommendations to the Board of Directors on the following issues:
•	Bank’s CEO performance appraisal, salary, and incentive compensation.

•	Approval of annual incentive payouts for all employees upon its review of actual performance relative to target performance.

•	Director compensation, including the annual director fee policy.

•	Employee compensation and policy issues including the Bank’s salary structure, gainsharing plan, other at risk compensation plans, and benefit issues such as the retirement plan and/or non-qualified plan issues.
The Compensation Committee is responsible for producing a Compensation Committee report on Executive compensation as required by the SEC and to be included in the Bank’s annual report on Form 10-K.
The Compensation Committee believes that current compensation philosophies, methodologies, and programs at the Bank are consistent with the Bank’s strategic business plan. The Compensation Committee also believes that the total compensation and benefit components for Executives are effective in attracting, retaining, and motivating highly qualified individuals and provide appropriate incentives that reward for achieving the Bank’s goals and objectives. The Compensation Committee regularly reviews the compensation components and other compensation matters to assure that compensation and benefits support the achievement of the Bank’s business strategies and objectives.

Overview of Total Compensation and Benefit Programs
The Bank’s Executive compensation programs are designed to pay-for-performance that increases shareholder value for members of the cooperative based upon competitive pay practices within the financial services industry. The financial services industry includes commercial banks, mortgage banks and other Federal Home Loan Banks. We pay the Executives through base salary, short-term incentive, long-term incentive, retirement benefits, and perquisites.
The Compensation Committee believes that compensation paid to Executives should be closely aligned with the performance of the Bank on both a short- and long-term basis, and that such compensation programs should assist the Bank in attracting, motivating, rewarding, and retaining high performing Executives needed to accomplish the Bank’s strategic business plan and create shareholder value.
The Compensation Committee also believes that the total compensation and benefit package should be market competitive and aligned with the strategic business plan. Market competitive is defined as being reasonable and targeted at the 50th percentile of the financial services industry which is the primary labor market for Executive talent. In evaluating its market competitiveness, the Bank utilizes professional published compensation and benefit survey sources. The Bank periodically obtains updated competitive market information in order to evaluate and maintain its desired market competitiveness. In 2006, the Compensation Committee worked with an external compensation consulting firm to provide competitive total compensation and retirement plan analysis on Executives and other officer level positions.
The total compensation and benefit package emphasizes a pay-for-performance relationship by providing competitive pay for competitive performance, below-market pay for below-market performance, and above-market pay for above-market performance. Factors considered in making the pay-for-performance determinations include the Executive’s performance in achieving the Bank’s strategic business plan and the level of achievement attained (minimum, target, or maximum).
Components of the Total Compensation Package
Base Salary
Base salary is a key component of the Executive’s total compensation program. The overall goal of the base salary program is to ensure the Bank’s success in attracting and retaining the talent needed to execute the Bank’s short- and long-term business strategies.
Base salaries for Executives are targeted at the 50th percentile and are determined based upon factors such as the size and scope of the position at the Bank as compared to comparable positions within the financial services industry. Other factors include Executive’s relevant experience, length of time in position, and individual performance.

The Bank grants merit-based salary increases based on an individual’s performance and an assessment of whether the current base salary is competitive relative to executives in comparable positions in the financial services industry.
Short-Term Incentive Plan
The Bank’s Short-Term Incentive Plan (STIP) is a cash-based gainsharing plan designed to promote higher levels of performance through the involvement and participation of the Executives and staff of the Bank. For 2006, the Compensation Committee and the Board of Directors approved nine financial performance goals for operations and regulatory initiatives. Each goal is weighted and a minimum, target, and maximum level is determined and approved by the Compensation Committee and the Board of Directors. The award opportunity is weighted 50 percent based on the operation of the Bank’s core business of providing advances to its members and the Mortgage Purchase Program. The remaining 50 percent is based on the successful completion of regulatory and other business initiatives.
When establishing the annual gainsharing goals, the Board of Directors anticipates that we will successfully achieve the minimum level of performance the majority of the time. The performance target is aligned with the business plan and expected to be reasonably achievable. The performance maximum is designed to be an overall stretch goal. The achievement levels of our annual gainsharing goals are approved by the Compensation Committee and the Board of Directors. For calendar year 2006, we achieved a level of performance slightly below target.
The STIP targets that are established for each Executive take into consideration compensation practices (base salary and annual incentives) of the financial services industry. Each Executive is assigned a target award opportunity, stated as a percentage of base salary, which corresponds to the individual’s level of organizational responsibility and ability to contribute and influence the Bank’s overall performance. Rewards are paid to the Executives and staff based upon the achievement level of our gainsharing goals. The range of the potential rewards is 0-50 percent for the CEO and 0-40 percent for the other Executives.
At the February 2007 Compensation Committee meeting, the Compensation Committee concurred with a new plan design concept for the STIP. This plan will include all eligible Executives and staff and have two parts to the design. Part I will be based on corporate goals to be established and approved by the Compensation Committee and Board of Directors and Part II will be based on individual goals. Executives will have a greater weighting on corporate goals than individual goals.

Long-Term Incentive Plan
In December 2004, the Board of Directors approved a Long-Term Incentive Plan (LTIP) for Executives for implementation in 2005. The LTIP provided a long-term incentive target award opportunity of 25 percent of base salary for the CEO and 18.725 percent for the other Executives. The LTIP was a cash plan based on three-year goals that reflected the financial and operational performance of the Bank. The LTIP provided a new three-year performance period commencing every year. The LTIP was suspended in February 2006 by the Board of Directors for an indefinite period of time. The suspension occurred due to the resignation of a number of Executives in the Bank. No awards were made to any Executive in 2006 under the LTIP.
Retirement Benefits
The Bank established and maintains a comprehensive retirement program for its eligible Officers comprised of two qualified pension plans, a defined benefit plan (established in 1943) and a defined contribution plan (established in 1972). For our qualified pension plans, we participate in the Pentegra Defined Benefit Plan for Financial Institutions (DB Plan) and the Pentegra Defined Contribution Plan for Financial Institutions (DC Plan).
In 1994, in response to federal legislation that imposed restrictions on the pension benefits payable to its Executives, we subsequently established a third retirement plan. Entitled the Benefit Equalization Plan (BEP), this third retirement plan is a non-qualified plan available to Executives that restores the pension benefits that an eligible employee is restricted from receiving, due to the limitations imposed by the Internal Revenue Service (IRS), on the benefits received from or contributions made to our two qualified pension plans. See tables at pages 172 and 173 for additional information on the retirement benefits.
Executive Perquisites
Perquisites are a de minimis element of total compensation and as such are provided to the Executives as a convenience associated with their overall position duties and responsibilities. It is the Bank’s practice to provide the Executives with perquisites that include a monthly automobile allowance (CEO only), relocation assistance, and financial planning. The values of the perquisites are included in the “2006 Summary Compensation Table” as part of All Other Compensation at page 169.
Role of Management in Awarding Executive Compensation
While the Board, at the recommendation of the Compensation Committee, is primarily responsible for determining the compensation of the CEO, the CEO and the Director of Human Resources periodically advise the Compensation Committee on competitive compensation and benefit issues impacting the Bank’s compensation and benefit programs. Additionally, the CEO and Director of Human Resources present recommendations to the Compensation Committee regarding compensation, benefits, and other human resource related matters.

The following table provides compensation information furnished for the year ended December 31, 2006, for (1) the Bank’s current CEO and CFO, (2) all other individuals that served as either the Bank’s CEO or CFO in 2006, and (3) all individuals that were serving as Executives as of December 31, 2006.

2006 Summary Compensation Table
					Changes in
					Pension Value
					and
					Nonqualified
				Non-Equity	Deferred
Name and Principal				Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Compensation	Earnings[1]	Compensation	Total
Richard Swanson, President and Chief Executive Officer[2]	2006	$315,000	118,125	—	—	35,606	$468,731

Neil R. Fruechte-Interim Chief Executive Officer[3]	2006	$150,000	30,000	—	—	30,000	$210,000

Steven T. Schuler, Chief Financial Officer[4]	2006	$70,000	—	15,625	—	—	$85,625

Ronald L. Greeson, Chief Accounting Officer[5]	2006	$139,938	86,000	—	38,000	105,896	$369,834

James E. Huston, Interim Chief Financial Officer[6]	2006	$207,384	—	—	—	—	$207,384

Edward J. McGreen-Chief Capital Markets Officer and Interim Chief Financial Officer[7]	2006	$270,500	39,378	71,821	18,000	8,115	$407,814

Michael L. Wilson, Chief Business Officer[8]	2006	$132,461	98,654	—	25,000	69,452	$325,567

[1]	Represents change in value of pension benefits only. All returns on non-qualified deferred compensation are at the market rate.

[2]	Mr. Swanson was named President/CEO on June 1, 2006 at an annual salary of $540,000. The Bonus amount represents the guaranteed gainsharing payout at the target level as outlined in his employment agreement. Eligibility in the pension plans begins following one year of service. Amounts in the All Other Compensation column represent $5,250, $750/month, in car allowance, $13,720 in non-deductible relocation expenses, $10,141 in deductible relocation expenses, and $6,495 in tax gross-up on non-deductible relocation expenses.

[3]	Mr. Fruechte served as Interim CEO through May 31, 2006. A consulting agreement was executed and fees in the amount of $30,000 were paid for the period ending June 30, 2006. Those fees are disclosed as All Other Compensation.

[4]	Mr. Schuler was named CFO effective September 15, 2006 at an annual salary of $240,000.

[5]	Mr. Greeson was Chief Accounting Officer through February 9, 2006. The Salary column includes accrued vacation paid following separation of employment on July 14, 2006. All Other Compensation includes severance in the amount of $97,500 and $8,396 in matching contributions in the qualified and non-qualified defined contribution plans.

[6]	Mr. Huston served as Interim CFO from February 10, 2006 through July 14, 2006.

[7]	Along with his duties as CCMO, Mr. McGreen served as Interim CFO from July 17, 2006 through September 15, 2006.

[8]	Mr. Wilson joined the Bank as CBO on August 21, 2006 at an annual salary of $360,000. The Bonus amount represents the guaranteed gainsharing payout at the target as outlined in his employment agreement. Mr. Wilson’s prior membership in Pentegra’s DB Plan (formerly knows as Financial Institutions Retirement Fund) makes him eligible for immediate enrollment in the pension plan. All Other Compensation includes $7,200 in matching contributions in the qualified and non-qualified defined contribution plans, $29,853 in non-deductible relocation expenses, $17,221 in deductible relocation expenses, and $15,178 in tax gross-up on non-deductible expenses.

The following table provides estimated future payouts under the non-equity incentive plan awards:

2006 Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Incentive Plan
Name	Threshold	Target	Maximum
Edward J. McGreen	$55,000	$82,740	$110,320
Steven T. Schuler	$12,000	$18,000	$24,000
Refer to the Short-Term Incentive Plan discussion for additional information on the levels of awards. Actual award amounts are included in the non-equity incentive plan compensation column of the “2006 Summary Compensation Table” at page 169.
Employment Agreements
The following sets out the material terms of employment agreements with the Bank’s Executives:
Richard S. Swanson. On June 28, 2006 we entered into an employment agreement with Richard S. Swanson, our President and CEO, effective as of June 1, 2006. The initial term of the employment agreement is for three years and seven months, beginning June 1, 2006, and the initial term will automatically be extended by one year effective January 1, 2010 and each year thereafter until such date as either the Bank or Mr. Swanson terminate such automatic extension. The employment agreement provides that the Bank shall pay an annualized base salary of not less than $540,000 (prorated) in 2006, $561,600 in 2007, $584,064 in 2008, and $607,427 in 2009. Mr. Swanson’s salary will be reviewed annually at the end of each calendar year, but may not be decreased during the term of the agreement.
Mr. Swanson is entitled to participate in the Bank’s Gainsharing Plan, with an annual target of 37.5 percent up to 50 percent of his base salary. Mr. Swanson will also be entitled to participate in all pension, 401(k), and similar benefit plans offered by the Bank at terms generally applicable to the Bank’s other Executives. Furthermore, Mr. Swanson is entitled to a benefit equalization plan that provides, beginning June 1, 2009, comparable benefits to Mr. Swanson as if he were fully vested under the Bank’s pension plan.
Michael L. Wilson. On August 2, 2006, Mr. Wilson and the Bank entered into an employment agreement with an initial term under the agreement beginning August 21, 2006 and ending on December 31, 2008. The initial term will automatically be extended by one year effective January 1, 2009 and each year thereafter until such date as either the Bank or Mr. Wilson terminate such automatic extension. The employment agreement provides that the Bank shall pay an annualized base salary of not less than $360,000 (prorated) in 2006, $375,000 in 2007, and $390,000 in 2008. Mr. Wilson’s salary will be reviewed annually at the end of each calendar year, but may not be decreased during the term of the agreement.

Mr. Wilson is entitled to participate in the Bank’s Gainsharing Plan, with an annual target of 20 percent up to 40 percent of his base salary. Mr. Wilson will also be entitled to participate in all pension, 401(k), and similar benefit plans offered by the Bank at terms generally applicable to the Bank’s other Executives.
Retirement Benefits and Pension Plan Tables
The Bank provides the following retirement benefits to Executives of the Bank.
Qualified Defined Benefit Plan
All employees who have met the eligibility requirements participate in the DB Plan, a tax-qualified multiple-employer defined-benefit plan. The plan requires no employee contributions.
The pension benefits payable under the DB Plan are determined under a pre-established formula that provides a retirement allowance payable at age 65 or normal retirement. The benefit formula is 2.25 percent per each year of the benefit service multiplied by the highest three year average compensation. Average compensation is defined as the total taxable compensation as reported on the IRS Form W-2. In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan. The DB Plan also provides certain other actuarially equivalent forms of benefit payments.
Non-Qualified Defined Benefit Plan
The Executives are eligible to participate in the defined benefit component of the BEP Plan (BEP DB Plan), an unfunded, non-qualified pension plan that in mirrors the DB Plan.
In determining whether a restoration of retirement benefits is due an Executive, the BEP DB Plan utilizes the identical benefit formulas applicable to the Bank’s DB Plan. In the event that the benefits payable from the DB Plan have been reduced or otherwise limited, the Executive’s lost benefits are payable under the terms of the BEP DB Plan. As a non-qualified plan, the benefits received from the BEP DB Plan do not receive the same tax treatment and funding protection as with the Bank’s qualified plans.

The following table provides the present value of benefits payable to the Executives upon retirement at age 65 from the DB Plan and the BEP DB Plan, and is calculated in accordance with the formula currently in effect for specified years-of-service and remuneration for participating in both plans. The Bank’s pension benefits do not include any reduction for a participant’s Social Security benefits.

2006 Pension Table

			Present Value of
		Number of Years	Accumulated
Name[4]	Plan Name	of Credited Service	Benefit[1]
Ronald L. Greeson	Pentegra DB	6.92 yrs	$77,000
	BEP DB Plan/DB Plan	6.92 yrs	$31,000
Edward J. McGreen	Pentegra DB	1.08 yrs	$9,000
	BEP DB Plan/DB Plan	1.08 yrs	$10,000
Michael L. Wilson	Pentegra DB	11.90 yrs[2]	$199,000
	BEP DB Plan/DB Plan	0.33 yrs[3]	$8,000

[1]	See Note 16 of the financial statements and notes at page S-57 for details regarding valuation method and assumptions.

[2]	For pension plan purposes, prior membership in the Pentegra DB Plan (formerly known as Financial Institution Retirement Fund) is included in the Number of Years of Credited Service. Assets under the prior membership are transferred to the current plan. Accordingly, the years shown are more than the executive’s years of employment.

[3]	Prior service credit is not included in the Number of Years of Credited Service under the BEP/DB plan. Prior service does allow for immediate enrollment in the plan.

[4]	Other Executives excluded from the Pension Table have not yet met eligibility requirements for qualified and/or non-qualified benefit plans.
Qualified Defined Contribution Plan
All employees, who have met the eligibility requirements, participate in the DC Plan, a retirement savings plan qualified under the Internal Revenue Code for employees of the Bank. The Bank matches employee contributions based on the length of service and the amount of employee contribution. The matching contribution begins upon completion of one year of employment and increases to a maximum of six percent of eligible compensation.

Non-Qualified Defined Contribution Plan
The Executives are eligible to participate in the defined contribution component of the BEP Plan (BEP DC Plan), a non-qualified defined contribution plan that mirrors the DC Plan. The BEP DC Plan ensures, among other things, that participants whose benefits under the DC Plan would otherwise be restricted by certain provisions of the Internal Revenue Code are able to make elective pretax deferrals and to receive the Bank match relating to such deferrals. The investment returns credited to a participating director’s account are at the market rate for the selected investment.

2006 Non-Qualified Deferred Compensation Table
	Executive	Registrant	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Balance
Name	During 2006[1]	During 2006[2]	During 2006[3]	During 2006
Ronald L. Greeson	$5,991	$2,306	$15,762	$119,083	[4]
Edward J. McGreen	$39,100	$5,171	$8,174	$79,228	[4]
Michael L. Wilson	$5,991	$6,465	$170	$13,100

[1]	These amounts are included in the Salary column of the “2006 Summary Compensation Table” at page 169.

[2]	These amounts are included in All Other Compensation of the “2006 Summary Compensation Table” at page 169.

[3]	Aggregate earnings are calculated by subtracting the 2005 year end balance from the 2006 year end balance less Executive and Registrant contributions.

[4]	Aggregate balance includes contributions and earnings from prior years.
Potential Payments Upon Termination or Change in Control
The following sets out the material terms of employment agreements with our Executives regarding termination and change in control benefits.
Richard S. Swanson Employment Agreement. Mr. Swanson’s employment agreement will be terminated upon the occurrence of any one of the following events: his death, he is incapacitated from illness, accident, or other disability, and is unable to perform his normal duties for a period of ninety consecutive days, upon 30 days’ written notice, or the expiration of the term of the employment agreement, or any extension or renewal thereof. Additionally, Mr. Swanson’s employment agreement may be terminated by the Bank for cause or by Mr. Swanson for good reason, or by the Bank or Mr. Swanson without cause upon thirty days written notice to the other party. If Mr. Swanson’s employment is terminated by the Bank without cause or by Mr. Swanson with good reason, he shall be entitled to (1) severance payments equal to two times his base salary for the calendar year in which the termination occurs, (2) the minimum total incentive compensation for the calendar year in which the termination occurs prorated as of such date, and (3) the benefit to which he would be entitled to receive beginning June 1, 2009 under the benefit equalization plan, which shall automatically vest. No severance shall be paid in connection with the expiration or non-renewal of the employment agreement. The total value of the change in control provisions at December 31, 2006 was $1.2 million.

Michael L. Wilson Employment Agreement. Mr. Wilson’s employment agreement will be terminated upon the occurrence of any one of the following events: his death, he is incapacitated from illness, accident, or other disability, and is unable to perform his normal duties for a period of ninety consecutive days, upon 30 days’ written notice, or the expiration of the term of the employment agreement, or any extension or renewal thereof. Additionally, Mr. Wilson’s employment agreement may be terminated by the Bank for cause or by Mr. Wilson for good reason, or by the Bank or Mr. Wilson without cause upon thirty days written notice to the other party. If Mr. Wilson’s employment is terminated by the Bank without cause or by Mr. Wilson with good reason, he shall be entitled to severance payments equal to his base salary for the calendar year in which the termination occurs, plus the minimum total incentive compensation for the calendar year in which the termination occurs prorated as of such date. No severance shall be paid in connection with the expiration or non-renewal of the employment agreement. The total value of the change in control provisions at December 31, 2006 was $0.4 million.
Compensation of Directors
The FHLBank Act established statutory limits on director compensation that are adjusted annually by the Finance Board based on the Consumer Price Index for urban consumers as published by the U.S. Department of Labor. The Board of Directors is responsible for adopting an annual fee schedule based on the Finance Board’s actions. In 2006, the Board’s Director Fee Policy established a per meeting fee based on the adjusted statutory limits and allows directors who attend a specified number of in-person Board and committee meetings each year to receive the maximum statutory limit for the year.
The annual statutory compensation limits established by the Finance Board for the Board of Directors for 2006 were as follows:

2006
Chair	$29,357
Vice Chair	$23,486
Directors	$17,614
The Board of Directors approved the following per meeting fee schedules for 2006, subject to the caps noted above:

	2006
		Committee
	Board Meetings	Meetings
Chair	$2,100	$1,569.62
Vice Chair	$1,700	$1,235.75
Directors	$1,300	$907.75

Board members were required to attend seven of the eight scheduled in-person board meetings and six of the eight in-person committee meetings in 2006 to receive the maximum amount. During 2006, the Board held ten in-person Board meetings and 32 in-person committee and subcommittee meetings. Additional telephonic Board and committee meetings were held throughout the year.
The Bank has also established a non-qualified deferred compensation plan for members of the Board of Directors (Directors’ Plan). The Directors’ Plan is an unfunded, contributory, deferred compensation plan that permits a participant to defer all or part of the annual remuneration, plus any investment returns thereon, to future years. Under the Directors’ Plan, directors may self-direct investment elections into one or more investment funds. The investment returns credited to a participating director’s account are at the market rate for the selected investment. The Bank does not contribute to the Director’s Plan.
The following table sets forth each Director’s compensation for the year ended December 31, 2006.

2006 Director Compensation
	Fees earned or
Name	paid in cash	Total
Randy L. Newman, Chair	$29,357	$29,357
Michael K. Guttau, Vice Chair	$23,486	$23,486
S. Bryan Cook	$15,014	$15,014
Gerald D. Eid	$17,614	$17,614
Michael J. Finley	$17,614	$17,614
David R. Frauenshuh	$17,614	$17,614
D.R. Landwehr	$17,614	$17,614
Clair J. Lensing	$17,614	$17,614
Dennis A. Lind	$17,614	$17,614
Kevin E. Pietrini	$17,614	$17,614
Lynn V. Schneider	$17,614	$17,614
Louis K. Ahlemeyer	$17,614	$17,614
The Compensation Committee approved the Director Fee Policy for 2007. The Policy pays Directors based on attendance at a certain number of Board meetings. The 2007 fees are as follows:

2007
Chair	$29,944
Vice Chair	$23,955
Directors	$17,967

Compensation Committee Report
The Compensation Committee of the Board of Directors of the Bank has furnished the following report for inclusion in this annual report on Form 10-K:
The Compensation Committee has reviewed and discussed the 2006 Compensation Discussion and Analysis set forth above with the Bank’s management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K. The Compensation Committee includes the following individuals:
Compensation Committee
Dennis A. Lind, Chair
S. Bryan Cook, Vice Chair
Gerald D. Eid
Michael K. Guttau
Clair J. Lensing
Randy L. Newman, Ex Officio
Lynn Schneider

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Membership
The following tables present members holding five percent or more of the Bank’s outstanding capital stock (including mandatorily redeemable capital stock) at December 31, 2006 and 2005 (shares in thousands):

			Shares of
			Capital Stock	Percent of
			Owned at	Total
Name	City	State	December 31, 2006	Capital Stock
Wells Fargo[1]	Minneapolis	MN	4,828	24.5%
Transamerica[2]	Cedar Rapids	IA	1,491	7.6

			6,319	32.1
All others			13,388	67.9

Total capital stock			19,707	100.0%

[1]	Includes Superior Guaranty Insurance Company (4,639,000 shares) and Wells Fargo Bank, N.A. (189,000 shares).

[2]	Includes Transamerica Life Insurance Company (679,000 shares) and Transamerica Occidental Life Insurance Company (812,000 shares).

			Shares of
			Capital Stock	Percent of
			Owned at	Total
Name	City	State	December 31, 2005	Capital Stock
Wells Fargo[1]	Minneapolis	MN	5,441	27.0%
Transamerica[2]	Cedar Rapids	IA	1,491	7.4

			6,932	34.4
All others			13,239	65.6

Total capital stock			20,171	100.0%

[1]	Includes Superior Guaranty Insurance Company (5,252,000 shares) and Wells Fargo Bank, N.A. (189,000 shares).

[2]	Includes Transamerica Life Insurance Company (679,000 shares) and Transamerica Occidental Life Insurance Company (812,000 shares).

The majority of the Board of Directors is elected by and from the membership of the Bank. These elected directors serve as directors or officers of certain of our members and may have voting or investment power over the shares owned by such members. These directors may be deemed beneficial owners of the shares owned by their respective institutions. Each such director disclaims beneficial ownership of Bank capital stock held by the respective member institution. The following tables list the shares of the Bank’s capital stock (including mandatorily redeemable capital stock) owned by those members who had an officer or director serving on the Bank’s Board of Directors at December 31, 2006 or 2005 (shares in thousands):

			December 31,
Name	City	State	2006
Central Bancompany[1]	Jefferson City	MO	97
Alerus Financial	Grand Forks	ND	24
Midwest Bank	Detroit Lakes	MN	14
Excel Bank	Sedalia	MO	13
BANKFIRST	Sioux Falls	SD	11
American Bank and Trust	Wessington Springs	SD	8
Queen City Federal Savings Bank	Virginia	MN	5
Security State Bank	Waverly	IA	4
Lake Bank (The)	Two Harbors	MN	4
Community Bank of Missouri	Richmond	MO	3
Janesville State Bank	Janesville	MN	3
Treynor State Bank	Treynor	IA	3
Maynard Savings Bank	Maynard	IA	2
Citizens Savings Bank	Hawkeye	IA	1
First National Bank (The)	Carrollton	MO	1
Marshall Bank	Hallock	MN	1

			194

Percent of total capital stock			1.0%

[1]	Twelve of our members are affiliate institutions under the common control of a single, non-member holding company, Central Bancompany. In the aggregate, the 12 member banks hold 97,000 shares of the Bank’s capital stock. One of the Bank’s directors, S. Bryan Cook, is an officer of both Central Bancompany and one of its affiliates, The First National Bank of St. Louis.

			December 31,
Name	City	State	2005
Central Bancompany[1]	Jefferson City	MO	94
Voyager Bank	Eden Prairie	MN	47
Alerus Financial	Grand Forks	ND	24
Excel Bank (formerly Community Bank of Pettis County)	Sedalia	MO	14
American Bank and Trust	Wessington Springs	SD	11
Security State Bank	Waverly	IA	4
Treynor State Bank	Treynor	IA	3
Janesville State Bank	Janesville	MN	3
Queen City Federal Savings Bank	Virginia	MN	3
Community Bank of Missouri	Richmond	MO	2
Maynard Savings Bank	Maynard	IA	2
Citizens Savings Bank	Hawkeye	IA	1

			208

Percent of total capital stock			1.0%

[1]	Twelve of our members are affiliate institutions under the common control of a single, non-member holding company, Central Bancompany. In the aggregate, the 12 member banks hold 94,000 shares of the Bank’s capital stock. One of the Bank’s directors, S. Bryan Cook, is an officer of both Central Bancompany and one of its affiliates, The First National Bank of St. Louis.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We are a cooperative, and ownership of our capital stock is a statutory requirement, as implemented by our capital plan, for our members to transact business with the Bank. In the normal course of business, we extend credit to our members whose directors and officers serve as our directors. Our policy is to extend credit to our members in the ordinary course of business on substantially the same terms, including interest rates and collateral that must be pledged to us, as those prevailing at the time for comparable transactions with other members. These extensions of credit do not involve more than the normal risk of collectibility and do not present other unfavorable features. The majority of our Board of Directors is elected by our members. We have reviewed the policies for and transactions in our MPF and advance programs. Except as described below, we have not noted any transactions outside the ordinary course of business for members who have a Director on our Board of Directors and for related parties as defined as members owning more than five percent of our capital stock. Transactions with related parties that are outside the ordinary course of business are described below.

Pursuant to the Bank’s Code of Ethics, and except for ordinary course transactions involving our directors as described above, we do not permit Bank officers or directors or their close family members to enter into transactions, with the Bank, for their personal benefit or that could give rise to a conflict of interest. This prohibition also extends to transactions with members, vendors, and counterparties of the Bank. Furthermore, any member of the Board of Directors who is a party in a transaction under review may not participate in the discussion or any vote regarding the transaction. The Code of Ethics requires that Bank directors and employees report all actual or apparent conflicts of interest to the Board of Directors or Bank management for resolution.
Furthermore, we operate under written contract review procedures that require any contemplated transaction between the Bank and a member or housing associate, or an affiliate of a member or housing associate, that is not in the ordinary course of business, be reviewed by the Bank’s legal department and reported to the Board of Directors. For purposes of its contract review procedures, “ordinary course of business” means a transaction arising under the Bank’s Member Products and Services Policy or a transaction arising under the Bank’s Affordable Housing Program that is documented in a standardized Bank agreement or on a standardized Bank form.
MPF Program Transactions
The Bank did not purchase mortgage loans from Superior during 2006 and 2005. The Bank’s purchases of mortgage loans were concentrated with Superior in 2004 and amounted to $1.3 billion. These purchases represented 68 percent of the total mortgage loan purchases and originations. At December 31, 2006 and 2005, 85 percent and 88 percent, respectively, of the Bank’s loans outstanding were from Superior.
One of the conditions imposed on the Bank by the Finance Board at the time it approved the Bank’s participation in the MPF program was that the Bank use the pricing methodology established by the FHLBank of Chicago. The Bank did not do this in all cases involving loan purchases from Superior.
As a result of negotiated transactions between the Bank and Superior, at times it paid Superior higher prices on mortgages that it purchased from Superior compared with the prices paid on mortgages purchased from other members. The Bank paid Superior higher than posted prices totaling $1.6 million on $841.3 million of purchases in 2004.
The original terms of the MPF program contemplated that PFIs would be compensated for certain risks of loss the members retained (beyond those losses absorbed by PMI) through the payment of a base credit enhancement fee and an additional credit enhancement fee of 0.0375 percent. However, the Bank agreed to pay an additional credit enhancement fee of 0.0386 percent to Superior, 0.0011 percent more than other members were receiving. As a result of the higher additional credit enhancement fee paid to Superior, as of December 31, 2006, Superior had received approximately $0.1 million more in additional credit enhancement fees than it otherwise would have.

MPF Shared Funding Program Transactions
The Bank began participating in the MPF shared funding program at the program’s inception in 2003. The Bank was willing to participate in the MPF shared funding program, but only if participating members purchased our stock to support our ability to fund our purchase of Shared Funding Certificates. Superior was the only member who participated in the shared funding program with the Bank. The Bank reached an understanding with Superior that it would provide Superior with a return on this transaction that was comparable to the return that the Bank provided to Superior under the MPF program through the payment of an additional fee. The parties entered into a letter agreement dated March 12, 2003 pursuant to which the Bank paid Superior sufficient sums to achieve this result. The Bank purchased a total of $155.6 million in Shared Funding Certificates supported by purchases of our stock by Superior. The total amount paid to Superior under the letter agreement was $36,000 in 2003, $38,000 in 2004, $29,000 in 2005, and $2,000 in 2006. The letter agreement was terminated by the Bank by letter dated January 13, 2006.
Bank Headquarters Lease Transaction
In 2001, the Bank paid the City of Des Moines $0.5 million to purchase, at below fair market value, a parcel of property in downtown Des Moines conditioned on the Bank’s agreement to construct its new headquarters on the property. In 2004, with permission from the City of Des Moines, the Bank sold the property to a Wells Fargo affiliate for $1.4 million. This price was supported by an appraisal. The Wells Fargo affiliate subsequently has constructed an office building on the property. Concurrently with the sale, the Bank executed a 20-year lease, effective January 2, 2007, with the Wells Fargo affiliate to occupy space in the new building for the Bank’s headquarters. The Bank has agreed to an annualized cost of $20.00 per square foot for the first 10 years and $22.00 per square foot in years 11 through 20. The Bank is leasing approximately 43,000 square feet. An independent third party representative was retained by the Bank to negotiate the lease on its behalf.
Advance Pricing Transactions
FHLBanks are permitted to price advances to their members differentially under governing regulations provided that, among other things, the Bank include in its Member Products Policy the standards and criteria for such differential pricing and the Bank apply such standards consistently and without discrimination to all members applying for advances. In 2004, the Bank entered into a number of putable advances transactions with Wells Fargo under terms and conditions that were not consistent with the then applicable differential pricing criteria set forth in our Member Products Policy and the Bank’s other members were not made aware that the Bank had entered into transactions with Wells Fargo on these terms and conditions. The financial impact of this refinancing to the Bank was approximately $0.9 million and $1.1 million in 2005 and 2004, respectively. These advances were terminated in 2005. The Bank subsequently amended its Member Products Policy to prohibit differential advance pricing except as provided therein, which does not include consideration of the availability of similar financing terms and conditions from alternative funding sources.

Putable Advance Pricing
Additionally, in March 2004, the Bank entered into a single non-routine putable advance transaction with Wells Fargo whose spread was one basis point lower than the Bank’s target earnings spread, for an interest rate of 0.82 percent. The March 17, 2004 Wells Fargo advance that was conducted at a basis point lower than the target spread was put to and repaid by Wells Fargo in June 2004. Wells Fargo received a benefit of approximately $13,500 as a result of this transaction. In addition, from September 2003 to September 2004, the Bank also entered into thirteen other non-routine putable advance transactions with five different Bank members, including five additional transactions with Wells Fargo, that were at an earnings spread equal to the Bank’s target earnings spread applicable at the time of each transaction.
Consulting Agreements with Dan J. Williams
On January 12, 2006, we entered into a consulting agreement with Dan J. Williams, Sr., a former director and Vice Chair of the Board whose term expired December 31, 2005, to manage certain critical Bank projects and to provide special assistance to the Acting President and CEO. The consulting agreement with Mr. Williams was originally proposed by the Board of Directors in December 2005. Mr. Williams did not participate in any Board discussions related to the proposed consulting agreement. The initial term of Mr. Williams’ consulting agreement was for the period beginning January 1, 2006 and ending March 31, 2006. The initial term was extended to May 31, 2006 by virtue of an amendment to the agreement dated April 6, 2006. The amended agreement provided for a consulting fee of $150,000 to be paid to Mr. Williams for services provided to the Bank. Mr. Williams also received a performance-related bonus of $30,000 under such agreement. The amended agreement expired on May 31, 2006 and was not renewed due to the hiring of Richard S. Swanson as the Bank’s new President and CEO. Effective June 1, 2006, we retained Mr. Williams under a new consulting agreement as an independent contractor to provide special assistance to our new President and CEO during his first weeks in office. Mr. Williams was paid $30,000 for the services he provided through June 30, 2006. Mr. Williams was entitled to be paid $1,500 per day after June 30, 2006 to the extent his services were required, although his consulting services were terminated as of June 30, 2006, and there were no additional payments.
Director Independence
General
As of the date of this annual report, we have 12 directors, 10 of whom were elected by our member institutions and two of whom were appointed by the Finance Board. All directors are independent of management from the standpoint that they are not Bank employees or officers. Our directors are prohibited from personally owning stock or stock options in the Bank. In addition, we are required to determine whether our directors are independent under two distinct director independence standards. First, Finance Board regulations establish independence criteria for directors who serve as members of our Audit Committee. Second, SEC rules require that our Board of Directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of our directors.

Finance Board Regulations
The Finance Board director independence standards prohibit individuals from serving as members of our Audit Committee if they have one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by our Board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The Board assesses the independence of all directors under the Finance Board’s independence standards, regardless of whether they serve on our Audit Committee. As of February 28, 2006, all of our directors, including all members of our Audit Committee and the Audit Committee financial experts, were independent under these criteria.
SEC Rules
In addition, pursuant to SEC rules, we adopted the independence standards of the New York Stock Exchange (NYSE) to determine which of our directors are independent.
After applying the NYSE independence standards, the board determined that, as of March 26, 2007, Gerald Eid and David Frauenshuh, the Bank’s two appointed directors, are the only independent directors currently serving on the Board. The board was unable to affirmatively determine that there are no material relationships (as defined in the NYSE rules) between the Bank and its elected directors, and therefore created a categorical standard that none of our Bank’s elected directors are independent under the NYSE independence standards.
In making this determination, the board considered the cooperative nature of the Bank and the fact that each of our elected directors are officers or directors of a member institution, and each member institution has access to, and is encouraged to use, our products and services. Furthermore, the board considered the appropriateness of making a determination of independence with respect to the elected directors based on a member’s given level of business as of a particular date, when the level of each member’s business with us is dynamic and our desire as a cooperative is to increase our level of business with each of our members. As the scope and breadth of a member’s business with us changes, such member’s relationship with us might, at any time, constitute a disqualifying transaction or business relationship under the NYSE’s independence standards.

In determining that our two appointed directors are independent under the NYSE rules, the board noted that our current appointed directors were nominated and selected by the Finance Board and are specifically prohibited from being an officer, director, or employee of the Bank or of a member, and are prohibited from owning stock in any of our members. Further, the board’s appointed directors are not affiliated with any institution that does business with us. However, pursuant to the interim final rule released by the Finance Board, we are now required to provide the Finance Board with a slate of nominees from which the Finance Board shall select the appointed directors in the future. Depending upon the final process that is developed by our Board to select nominees for appointive director seats, and as permitted by the final regulation, the independence of future appointed directors will need to be re-evaluated.
Our Board has a standing Audit Committee. Our Board has determined that none of the current elected directors serving on our Audit Committee, including Messrs. Pietrini, Newman, Guttau, Lensing, Landwehr, Finley, and Oberkfell, are independent under the NYSE standards for audit committee members. Our Board has determined that Mr. Frauenshuh, an appointed director who serves on the Audit Committee, is independent under the NYSE independence standards for audit committee members.
ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
PricewaterhouseCoopers LLP fees in 2006 and 2005 related to the audit of the Bank’s financial statements were $1.5 million and $1.0 million, respectively.
Audit-Related Fees
PricewaterhouseCoopers LLP billed the Bank $0.1 million for audit-related fees in 2006 and $0.3 million for audit-related fees in 2005, which includes other audit and attest services and technical accounting consultation.
Tax Fees
The Bank is exempt from all federal, state, and local taxation except for real property taxes. Therefore, no tax fees were paid to PricewaterhouseCoopers LLP during 2006 and 2005.
All Other Fees
The Bank paid no other fees to PricewaterhouseCoopers LLP during 2006 and 2005.

Audit Committee Pre-Approval Policy
The Board of Directors prohibits management from using the external audit firm for services not related to the external audit of our financial statements without prior approval of the Audit Committee. Non-audit services that are permitted by the Board of Directors and are for fees payable by our Bank of $5,000 or less may be pre-approved by the Audit Committee Chair with subsequent ratification by the Audit Committee at its next, regularly scheduled meeting.
PART IV
ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The financial statements included as part of this report are identified in “Item 8—Financial Statements and Supplementary Data” at page 143 and are incorporated by reference into “Item 15—Exhibits, Financial Statement Schedules”.
(b) Exhibits

*	3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932

*	3.2	Bylaws of the Federal Home Loan Bank of Des Moines effective January 12, 2006

*	4.1	Federal Home Loan Bank of Des Moines Capital Plan dated July 8, 2002, approved Federal Housing Finance Board July 10, 2002

	4.2	Reserve Capital Policy effective August 1, 2006 and as amended August 24, 2006, incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the Securities and Exchange Commission on August 30, 2006

*	10.1	Federal Home Loan Bank of Des Moines Second Amended and Restated Benefit Equalization Plan effective December 11, 2003

*	10.2	Federal Home Loan Bank of Des Moines Directors Deferred Compensation Plan effective November 1, 2004

	10.3	Lease Agreement for 801 Walnut Street between the Bank and Wells Fargo Financial, Inc. dated April 27, 2004

	10.3.1	First Amendment to Lease November 26, 2006

*	10.4	Employment Agreement with Neil N. Fruechte dated January 12, 2006

*	10.4.1	First Amendment to Employment Agreement with Neil N. Fruechte dated April 6, 2006

**	10.4.2	Consulting Agreement with Neil Fruechte dated June 1, 2006

*	10.5	Employment Agreement with James E. Huston effective February 10, 2006

*	10.6	Consulting Agreement with Dan J. Williams dated January 12, 2006

*	10.6.1	First Amendment to Consulting Agreement with Dan J. Williams dated April 6, 2006

*	10.8	Resignation and Release Agreement with Amy E. Angle effective March 31, 2006

*	10.9	Resignation and Release Agreement with F. James Bishop effective March 31, 2006

**	10.10	Employment Agreement with Richard S. Swanson effective June 1, 2006

**	10.11	Resignation and Release Agreement with Ronald Greeson dated June 6, 2006

**	10.12	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement effective July 20, 2006

	10.13	Employment Agreement with Michael L. Wilson effective August 21, 2006, incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the Securities and Exchange Commission on July 31, 2006

	12.1	Computation of Ratio of Earnings to Fixed Charges

	31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the senior vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of the senior vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.1	Audit Committee Report

*	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 12, 2006.

**	Incorporated by reference to the correspondingly numbered exhibit to our Amendment No. 1 of the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 10, 2006.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)
By:	/s/ Richard S. Swanson
Richard S. Swanson
President and Chief Executive Officer

March 30, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 30, 2007

Signature	Title

Chief Executive Officer:

/s/ Richard S. Swanson	President and Chief Executive Officer
Richard S. Swanson

Chief Financial Officer:

/s/ Steven T. Schuler	Senior Vice President and Chief Financial Officer
Steven T. Schuler

/s/ Randy L. Newman	Chairman of the Board of Directors
Randy L. Newman

/s/ Michael K. Guttau	Vice Chairman of the Board of Directors
Michael K. Guttau

/s/ Dale E. Oberkfell	Director
Dale E. Oberkfell

/s/ S. Bryan Cook	Director
S. Bryan Cook

/s/ Gerald D. Eid	Director
Gerald D. Eid

/s/ Michael J. Finley	Director
Michael J. Finley

/s/ David R. Frauenshuh	Director
David R. Frauenshuh

/s/ D.R. Landwehr	Director
D.R. Landwehr

/s/ Clair J. Lensing	Director
Clair J. Lensing

/s/ Dennis A. Lind	Director
Dennis A. Lind

/s/ Kevin E. Pietrini	Director
Kevin E. Pietrini

/s/ Lynn V. Schneider	Director
Lynn V. Schneider

Table of Contents to Financial Statements
Audited Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
  the Federal Home Loan Bank of Des Moines:
In our opinion, the accompanying statements of condition and the related statements of income, capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Des Moines at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2, the Bank changed its method of accounting for amortization and accretion of premiums, discounts, and other nonrefundable fees on mortgage loans and mortgage-backed securities under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, on January 1, 2005.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 29, 2007

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(In thousands, except shares)

	December 31,
	2006	2005
ASSETS
Cash and due from banks (Note 3)	$30,181	$42,366
Interest-bearing deposits	11,392	700,025
Securities purchased under agreements to resell (Note 4)	305,000	305,000
Federal funds sold	1,625,000	2,985,000
Investments
Trading securities (Note 5)	—	8,693
Available-for-sale securities include $513,457 and $222,709 pledged as collateral in 2006 and 2005 that may be repledged (Note 6)	562,165	250,235
Held-to-maturity securities include $0 and $297,314 pledged as collateral in 2006 and 2005 that may be repledged (estimated fair value of $5,685,809 and $5,961,978 in 2006 and 2005) (Note 7)	5,715,161	5,978,367
Advances (Note 8)	21,854,991	22,283,315
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $250 and $763 in 2006 and 2005 (Note 11)	11,775,042	13,018,030
Accrued interest receivable	92,932	99,732
Premises and equipment, net	6,244	1,734
Derivative assets (Note 18)	36,119	18,440
Other assets	27,184	31,542

Total assets	$42,041,411	$45,722,479

LIABILITIES AND CAPITAL
LIABILITIES
Deposits (Note 12)
Interest-bearing	$899,520	$827,068
Noninterest-bearing demand	41,929	37,640

Total deposits	941,449	864,708

Securities sold under agreements to repurchase (Note 13)	500,000	500,000
Consolidated obligations, net (Note 14)
Discount notes	4,684,714	4,066,732
Bonds	33,066,286	37,129,784

Total consolidated obligations, net	37,751,000	41,196,516

Mandatorily redeemable capital stock (Note 15)	64,852	85,084
Accrued interest payable	300,139	315,657
Affordable Housing Program (Note 9)	44,714	46,654
Payable to REFCORP (Note 10)	5,945	50,944
Derivative liabilities (Note 18)	163,505	379,524
Other liabilities	20,836	22,924

Total liabilities	39,792,440	43,462,011

Commitments and contingencies (Note 20)
CAPITAL (Note 15)
Capital stock — Class B putable ($100 par value) issued and outstanding 19,058,783 and 19,320,536 shares in 2006 and 2005	1,905,878	1,932,054
Retained earnings	344,246	329,241
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on available-for-sale securities (Note 6)	188	(58)
Other (Note 16)	(1,341)	(769)

Total capital	2,248,971	2,260,468

Total liabilities and capital	$42,041,411	$45,722,479

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
INTEREST INCOME
Advances	$1,136,091	$901,248	$512,741
Advance prepayment fees, net	514	294	945
Interest-bearing deposits	10,986	12,415	3,935
Securities purchased under agreements to resell	15,457	10,030	4,275
Federal funds sold	138,716	53,357	25,685
Investments
Trading securities	311	481	1,482
Available-for-sale securities	21,939	17,877	17,477
Held-to-maturity securities	272,647	193,800	102,659
Mortgage loans held for portfolio	614,753	688,474	759,097
Loans to other FHLBanks	7	—	38

Total interest income	2,211,421	1,877,976	1,428,334

INTEREST EXPENSE
Consolidated obligations
Discount notes	269,278	160,223	78,392
Bonds	1,721,022	1,378,239	827,588
Deposits	35,173	24,338	12,449
Borrowings from other FHLBanks	147	132	15
Securities sold under agreements to repurchase	28,462	19,393	10,156
Mandatorily redeemable capital stock	2,972	2,029	1,133
Other borrowings	31	4	58

Total interest expense	2,057,085	1,584,358	929,791

NET INTEREST INCOME	154,336	293,618	498,543
Reversal of (provision for) credit losses on mortgage loans (Note 11)	513	—	5,048

NET INTEREST INCOME AFTER MORTGAGE LOAN CREDIT LOSS PROVISION	154,849	293,618	503,591

OTHER INCOME
Service fees	2,423	2,500	2,286
Net (loss) gain on trading securities (Note 5)	(17)	14	(841)
Net realized gain on available-for-sale securities (Note 6)	—	2,683	5,518
Net realized (loss) gain on held-to-maturity securities (Note 7)	—	(7)	4,039
Net gain (loss) on derivatives and hedging activities (Note 18)	2,278	38,947	(352,382)
Other, net	4,003	2,677	4,574

Total other income	8,687	46,814	(336,806)

OTHER EXPENSE (Note 23)
Compensation and benefits	22,577	20,259	17,310
Operating	16,478	15,992	11,508
Federal Housing Finance Board	1,530	1,733	1,331
Office of Finance	982	1,021	972

Total other expense	41,567	39,005	31,121

INCOME BEFORE ASSESSMENTS	121,969	301,427	135,664

Affordable Housing Program	10,260	24,905	11,197
REFCORP	22,342	55,304	24,894

Total assessments	32,602	80,209	36,091

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	89,367	221,218	99,573
Cumulative effect of change in accounting principle (Note 2)	—	6,444	(53)

NET INCOME	$89,367	$227,662	$99,520

Pro forma amounts assuming retroactive application of change in accounting principle for amortization and accretion of premiums, discounts and other nonrefundable fees on mortgage loans and mortgage-backed securities:

NET INCOME	$89,367	$221,218	$102,939

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE DECEMBER 31, 2005	19,321	$1,932,054	$329,241	$(827)	$2,260,468

Proceeds from issuance of capital stock	6,802	680,213	—	—	680,213
Repurchase/redemption of capital stock	(7,037)	(703,672)	—	—	(703,672)
Net shares reclassified to mandatorily redeemable capital stock	(27)	(2,717)	—	—	(2,717)
Comprehensive income
Net income	—	—	89,367	—	89,367
Other comprehensive income (loss)
Net unrealized gain on available-for-sale securities	—	—	—	246	246
Other	—	—	—	(657)	(657)

Total comprehensive income (loss)	—	—	89,367	(411)	88,956
Adjustment to initially apply SFAS 158	—	—	—	85	85
Cash dividends on capital stock (3.83% annualized)	—	—	(74,362)	—	(74,362)

BALANCE DECEMBER 31, 2006	19,059	$1,905,878	$344,246	$(1,153)	$2,248,971

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE DECEMBER 31, 2004	22,317	$2,231,674	$162,783	$(594)	$2,393,863

Proceeds from issuance of capital stock	8,585	858,477	—	—	858,477
Repurchase/redemption of capital stock	(11,201)	(1,120,102)	—	—	(1,120,102)
Net shares reclassified to mandatorily redeemable capital stock	(380)	(37,995)	—	—	(37,995)
Comprehensive income
Net income	—	—	227,662	—	227,662
Other comprehensive income (loss)
Net unrealized gain on available-for-sale securities	—	—	—	2,797	2,797
Reclassification adjustment for gain included in net income relating to available-for-sale securities	—	—	—	(2,683)	(2,683)
Other	—	—	—	(347)	(347)

Total comprehensive income (loss)	—	—	227,662	(233)	227,429
Cash dividends on capital stock (2.82% annualized)	—	—	(61,204)	—	(61,204)

BALANCE DECEMBER 31, 2005	19,321	$1,932,054	$329,241	$(827)	$2,260,468

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE DECEMBER 31, 2003	21,165	$2,116,500	$109,325	$(826)	$2,224,999

Proceeds from issuance of capital stock	7,609	760,924	—	—	760,924
Repurchase/redemption of capital stock	(5,842)	(584,215)	—	—	(584,215)
Net shares reclassified to mandatorily redeemable capital stock	(615)	(61,535)	—	—	(61,535)
Comprehensive income
Net income	—	—	99,520	—	99,520
Other comprehensive income (loss)
Net unrealized gain on available-for-sale securities	—	—	—	6,172	6,172
Reclassification adjustment for gain included in net income relating to available-for-sale securities	—	—	—	(5,518)	(5,518)
Other	—	—	—	(422)	(422)

Total comprehensive income	—	—	99,520	232	99,752
Cash dividends on capital stock (2.13% annualized)	—	—	(46,062)	—	(46,062)

BALANCE DECEMBER 31, 2004	22,317	$2,231,674	$162,783	$(594)	$2,393,863

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$89,367	$227,662	$99,520
Cumulative effect of change in accounting principle	—	(6,444)	53

Income before cumulative effect of change in accounting principle	89,367	221,218	99,573

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums, discounts, and basis adjustments on investments advances, mortgage loans, and consolidated obligations	47,470	15,922	6,362
Concessions on consolidated obligation bonds	5,960	2,108	18,662
Premises and equipment	460	406	367
Other	68	(118)	(621)
(Reversal of) provision for credit losses on mortgage loans held for portfolio	(513)	—	(5,048)
Net realized gain from sale of available-for-sale securities	—	(2,683)	(5,518)
Net realized loss (gain) from sale of held-to-maturity securities	—	7	(4,039)
Net change in fair value adjustment on derivatives and hedging activities	(3,134)	(15,988)	(82,733)
Net realized loss (gain) on disposal of premises and equipment	20	6	(1,173)
Net change in:
Trading securities	8,693	7,925	19,430
Accrued interest receivable	6,800	(2,088)	(175)
Accrued interest on derivatives	(17,805)	43,343	(65,413)
Other assets	391	(4,953)	(1,384)
Accrued interest payable	(15,518)	25,132	42,018
Affordable Housing Program (AHP) liability and discount on AHP advances	(1,972)	17,150	3,020
Payable to REFCORP	(44,999)	37,212	3,954
Other liabilities	(2,661)	1,725	2,864

Total adjustments	(16,740)	125,106	(69,427)

Net cash provided by operating activities	72,627	346,324	30,146

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	688,633	(481,225)	62,428
Federal funds sold	1,360,000	(2,410,000)	625,000
Short-term held-to-maturity securities	(278,194)	456,292	(1,348,033)
Available-for-sale securities:
Proceeds from sales	—	612,541	942,877
Proceeds from maturities	875,093	—	—
Purchases	(1,188,888)	(253,004)	(48,701)
Held-to-maturity securities:
Proceeds from sales	—	5,169	109,795
Proceeds from maturities	1,047,376	952,286	792,355
Purchases	(494,584)	(2,656,980)	(2,114,063)
Advances to members:
Principal collected	96,517,717	107,756,385	74,479,076
Originated	(96,138,800)	(103,157,391)	(78,633,166)
Mortgage loans held for portfolio:
Principal collected	1,596,111	2,633,736	2,684,550
Originated or purchased	(358,595)	(465,950)	(1,848,553)
Additions to premises and equipment	(5,050)	(407)	(237)
Proceeds from sale of premises and equipment	60	3	2,211

Net cash provided by (used in) investing activities	3,620,879	2,991,455	(4,294,461)

FINANCING ACTIVITIES
Net change in:
Deposits	76,741	59,377	(198,940)
Net proceeds from issuance of consolidated obligations
Discount notes	738,751,137	532,070,260	293,728,950
Bonds	5,857,701	10,572,824	20,789,367
Payments for maturing and retiring consolidated obligations
Discount notes	(738,144,635)	(533,005,775)	(294,198,058)
Bonds	(10,125,865)	(12,700,523)	(15,999,070)
Proceeds from issuance of capital stock	680,213	858,477	760,924
Payments for repurchase/redemption of mandatorily redeemable capital stock	(22,949)	(11,773)	(2,673)
Payments for repurchase/redemption of capital stock	(703,672)	(1,120,102)	(584,215)
Cash dividends paid	(74,362)	(61,204)	(46,062)

Net cash (used in) provided by financing activities	(3,705,691)	(3,338,439)	4,250,223

Net decrease in cash and due from banks	(12,185)	(660)	(14,092)
Cash and due from banks at beginning of the year	42,366	43,026	57,118

Cash and due from banks at end of the year	$30,181	$42,366	$43,026

Supplemental disclosures
Cash paid during the period for
Interest	$2,017,236	$1,477,343	$929,767
AHP	12,200	8,438	8,105
REFCORP	67,341	19,703	20,927
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
NOTES TO FINANCIAL STATEMENTS
Background Information
The Federal Home Loan Bank of Des Moines (the Bank) is a federally chartered corporation that is exempt from all federal, state, and local taxation except real property taxes and is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of funds (advances and mortgage loans) for residential mortgages and targeted community development. The Bank provides a readily available, low cost source of funds to its members and eligible housing associates in Iowa, Minnesota, Missouri, North Dakota, and South Dakota. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock.
The Bank is a cooperative. This means the Bank is owned by its customers, whom the Bank calls members. All members must purchase and maintain membership capital stock based on the amount of their total assets as a condition of membership in the Bank. Each member is also required to purchase and maintain activity-based capital stock to support certain business activities with the Bank. The Bank conducts business with its stockholders in the normal course of business.
The Bank’s current members own nearly all of the outstanding capital stock of the Bank. Former members own the remaining capital stock to support business transactions still carried on the Bank’s statements of condition. All stockholders, including current members and former members, may receive dividends on their investment.
The Bank has business concentrations with stockholders with capital stock outstanding in excess of 10 percent of the Bank’s total capital stock outstanding. At December 31, 2006 and 2005, Superior Guaranty Insurance Company (Superior) was the only stockholder that owned stock greater than 10 percent of the Bank’s total capital stock. Superior is an affiliate of Wells Fargo Bank, N.A. (Wells Fargo), which is a member of the Bank. See Note 21 for more information.

The Federal Housing Finance Board (Finance Board) is an independent agency in the executive branch of the United States (U.S.) Government that supervises and regulates the FHLBanks and the Office of Finance. The Office of Finance is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined financial report of the FHLBanks. The Finance Board’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner. In addition, the Finance Board ensures that the FHLBanks carry out their housing finance mission, remain adequately capitalized, and can raise funds in the capital markets. Also, the Finance Board establishes regulations covering the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or other off-balance sheet conduits.
As provided by the Federal Home Loan Bank Act of 1932 (the Act), as amended, or Finance Board regulation, the FHLBanks’ consolidated obligations are the joint and several obligations of all the FHLBanks and are the primary source of funds for the Bank. Other sources of funds include cash, interest on short-term investments, payments collected on advances and mortgage loans, fees received on interest rate swaps, proceeds from the issuance of capital stock, member deposits, Federal funds purchased, other FHLBank borrowings, securities sold under agreements to repurchase, and current period earnings. The Bank uses these funds primarily to make advances to members and to purchase loans from members through its Mortgage Partnership Finance (register mark) (MPF (register mark)) program (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago (FHLBank of Chicago)). The Bank also provides members with correspondent services such as wire transfer and security safekeeping and settlement.
Note 1—Summary of Significant Accounting Policies
The Bank prepares its financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP). The preparation of financial statements requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.
Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold. The Bank carries these short-term securities at cost.
Investments. The Bank classifies certain investments it has both the ability and intent to hold to maturity as held-to-maturity and carries them at cost, adjusted for the amortization of premiums and accretion of discounts using the level-yield method.

In accordance with Statement of Financial Accounting Standards (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities, changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its ability or intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its ability or intent to hold other debt securities to maturity.
In addition, in accordance with SFAS 115, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value, or (2) the sale of a security occurs after the Bank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.
The Bank classifies certain investments it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of the available-for-sale securities not being hedged by derivative instruments is recorded in other comprehensive income as a net unrealized gain (loss) on available-for-sale securities. For available-for-sale securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in value related to the risk being hedged in other income as net gain (loss) on derivatives and hedging activities together with the related change in the fair value of the derivative, and records the remainder of the change in other comprehensive income as net unrealized gain (loss) on available-for-sale securities.
The Bank classifies certain investments acquired for purposes of liquidity and asset-liability management as trading securities and carries them at fair value. The Bank records changes in the fair value of these investments in other income as net gain (loss) on trading securities. The Bank does not participate in active trading practices and holds these investments based on management’s evaluation of the Bank’s liquidity needs.
The Bank computes the amortization and accretion of premiums and discounts on mortgage-backed securities using the level-yield method over the contractual life of the securities, and records the related amortization and accretion as a component of interest income. See Note 2 for more information.
The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income.

The Bank regularly evaluates outstanding investments for changes in fair value and records impairment when a decline in fair value is deemed to be other than temporary. An investment is deemed impaired if the fair value of the investment is less than its carrying value. After the investment is determined to be impaired, the Bank evaluates whether this decline in value is other than temporary.
When evaluating whether the impairment is other than temporary, the Bank takes into consideration whether or not it is going to receive all of the investment’s contractual cash flows and the Bank’s ability and intent to hold the investment for a sufficient amount of time to recover the unrealized losses. In addition, the Bank considers issuer or collateral specific factors, such as rating agency actions and business and financial outlook. The Bank also evaluates broader industry and sector performance indicators.
If there is other than temporary impairment in the value of an investment, the decline in value is recognized as a loss and presented in the statements of income as other income. The Bank did not experience other than temporary impairment in value of investments during 2006, 2005, or 2004.
Advances. The Bank presents advances net of unearned commitment fees, discounts on AHP advances, premiums and discounts, and hedging fair value adjustments. Premiums and discounts are derived based on market conditions when the Bank purchases advances from another FHLBank as a result of members consolidating their advance business into the Bank. The Bank amortizes the premiums and discounts on advances to interest income using the level-yield method over the contractual life of the advances. The Bank credits interest on advances to income as earned.
Following the requirements of the Act, the Bank obtains sufficient collateral on advances to protect it from losses. The Act limits eligible collateral to certain government or government agency securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate related assets. Community financial institutions (CFIs) are eligible, under statutorily expanded collateral rules, to use secured small business, small farm, and small agribusiness loans and securities representing a whole interest in such secured loans. In 2006, CFIs were defined as Federal Deposit Insurance Corporation-insured depository institutions with average total assets over the preceding three year period of $587 million or less. The cap may be adjusted by the Finance Board based on changes in the Consumer Price Index.
The Bank has not incurred any credit losses on advances since its inception. Based upon the collateral held as security for the advances and the repayment history of the Bank’s borrowers, management believes an allowance for credit losses on advances is unnecessary.

Mortgage Loans Held for Portfolio. The Bank participates in the MPF program under which the Bank invests in conventional and government-insured (Federal Housing Administration and Veterans Administration) residential mortgage loans that are acquired through or purchased from a participating financial institution (PFI). For one of the Bank’s MPF products, a PFI originates mortgage loans as an agent for the Bank and the loans are funded and owned by the Bank. This process is commonly known as table funding. For all other MPF products, a PFI sells closed loans to the Bank. The Bank does not purchase mortgage loans through an intermediary such as a trust. The Bank manages the liquidity, interest rate, and prepayment risk of the loans while the PFI retains the customer relationship and loan servicing activities. If the member is participating in the servicing released program, the member concurrently sells the servicing of the mortgage loans to a designated mortgage service provider.
The Bank and the PFI share in the credit risk of the loans which involves several layers of legal loss protection that are defined in agreements among the Bank and its participating members. Though the structuring of these layers of loss protection differs slightly between the MPF products the Bank offers, each product contains the same credit risk structure. For conventional loans, the credit risk structure contains the following layers of loss protections in order of priority:
(1)	Homeowner equity.

(2)	Primary Mortgage Insurance for all loans with homeowner equity of less than 20 percent of the original purchase price or appraised value.

(3)	First Loss Account (FLA) established by the Bank.

(4)	Credit enhancements (including any supplemental mortgage insurance (SMI)) provided by participating members. The size of the participating member’s credit enhancement is calculated so that any losses in excess of the FLA are limited to those of an investor in a mortgage-backed security that is rated the equivalent of AA by a nationally recognized statistical rating organization. To cover losses equal to all or a portion of the credit enhancement amount, participating members are required to either collateralize their credit enhancement obligations or to purchase SMI from a highly rated mortgage insurer for the benefit of the Bank (except that losses generally classified as special hazard losses are not covered by SMI).

(5)	Losses greater than credit enhancements provided by participating members are the responsibility of the Bank.
For managing the inherent credit risk, the participating member receives credit enhancement fees from the Bank. This fee is accrued monthly based on the remaining unpaid principal balance. When the Bank incurs losses for certain MPF products, it reduces credit enhancement fee payments until the amount of the loss is recovered up to the limit of the FLA.
The Bank classifies mortgage loans as held for investment and reports them at their principal amount outstanding, net of premiums and discounts, hedging fair value adjustments, and allowance for credit losses on mortgage loans.

The Bank computes amortization and accretion of premiums, discounts, and other nonrefundable fees on mortgage loans and amortizes and accretes these items to interest income. See Note 2 for more information.
The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. The Bank records nonorigination fees received from its PFIs, such as delivery commitment extension fees and pair off fees, as part of the mark-to-market on derivatives to which they relate or as part of the loan basis, as applicable. Delivery commitment extension fees are received when the PFI requires an extension of the delivery commitment on an MPF loan beyond the original stated maturity date. These fees compensate the Bank for interest lost as a result of the late funding of the loan and represent the member purchasing a derivative from the Bank. Pair off fees are received from the PFI when the sum of the principal amount of the mortgages funded under a delivery commitment is less than 95 percent (i.e., under delivery) or greater than 105 percent (i.e., over delivery) of the delivery commitment amount. These fees compensate the Bank for hedge costs associated with the under delivery or over delivery, respectively. To the extent that pair off fees relate to under deliveries of loans, they are included in the mark-to-market of the related delivery commitment derivative. If they relate to over deliveries, they represent purchase price adjustments to the related loans acquired and are recorded as part of the loan basis. For the years ended December 31, 2006, 2005, and 2004, pair off fees amounted to $75,000, $0.1 million, and $0.2 million.
The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as interest income and a reduction of principal. A government-insured loan is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the (1) U.S. government guarantee of the loan and (2) contractual obligation of the loan servicer.
Commencing January 2004, the Bank began paying a monthly service fee to the FHLBank of Chicago. The service fee is calculated monthly based on the aggregate outstanding balance of the Bank’s retained interest in loans at the end of the previous month. The loan balance used in this calculation excludes loans purchased prior to January 31, 2004 and loans purchased under certain master commitments entered into in 2003. The service fee is recorded as a reduction of other income. In conjunction with the payment of the monthly service fee, the Bank has the right to change the percentage of the FHLBank of Chicago’s participation share of MPF loans and credit enhancements to be acquired.
Prior to January 2004, in lieu of paying service fees for transaction processing services performed by the FHLBank of Chicago, the Bank allowed the FHLBank of Chicago to participate in portions of mortgage loans and related credit enhancements purchased by the Bank from its PFIs. The income from these participations allowed the FHLBank of Chicago to partially offset MPF program startup and development costs as well as ongoing expenses the FHLBank of Chicago incurs from providing systems and back office support to the MPF program. The FHLBank of Chicago purchased participation interests directly from the Bank.

Under a master commitment, the Bank may enter into a participation arrangement with the FHLBank of Chicago that specifies an agreed upon ownership percentage for the mortgage loans and credit enhancements to be acquired from PFIs under the master commitment. Both the Bank and the FHLBank of Chicago share in the proportional purchase amounts for each respective loan acquired and credit enhancements from the PFI; receive the relevant proportional share of principal and interest payments; and maintain responsibility for the proportional share of credit losses. In addition, the Bank and the FHLBank of Chicago maintain responsibility for their contractual shares of credit enhancement fees; and each may hedge its share of the delivery commitments. These participations to the FHLBank of Chicago are transacted contemporaneously with and at the same price as the loan purchases by the Bank, resulting in no gain or loss on the transaction. Based on the terms of the participation agreement between the Bank and the FHLBank of Chicago, these participations are accounted for as sales under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The purchase and immediate sale of mortgage loans to the FHLBank of Chicago was recorded net in the statements of cash flows, and therefore there was no impact to the Bank’s statements of cash flows for these transactions.
Allowance for Credit Losses on Mortgage Loans. The Bank establishes an allowance for loan losses on its conventional mortgage loan portfolio as of the balance sheet date. The allowance is an estimate of probable losses contained in the portfolio. On a regular basis, the Bank monitors delinquency levels, loss rates, and portfolio characteristics such as geographic concentration, loan-to-value ratios, property types, and loan age. The Bank does not maintain an allowance for loan losses on the government-insured mortgage loan portfolio because of the (1) U.S. government guarantee of the loans and (2) contractual obligation of the loan servicer to repurchase the loan when certain delinquency criteria are met.
The Bank considers the members’ credit enhancements, including the reduction of base or performance based credit enhancement fees, when estimating the allowance for loan losses. The allowance estimate is based on historical loss experience, current delinquency levels, economic data, and other relevant factors using a pooled loan approach. The Bank’s historical loss experience and analysis are driven by two primary components: frequency of mortgage loan default and loss severity. Other relevant factors evaluated in the Bank’s methodology include changes in national/local economic conditions, changes in the nature of the portfolio, changes in the portfolio performance, and the existence and effect of geographic concentrations.

The Bank monitors and reports portfolio performance regarding delinquency, nonperforming loans, and net charge-offs monthly. Adjustments to the allowance for credit losses are considered quarterly based upon charge-offs, current calculations for probability of default and loss severity, as well as the other relevant factors discussed above. Based on this review, for the year ended December 31, 2006, the Bank decreased its provision for credit losses by $0.5 million. In 2004, the Bank changed its estimation process, which resulted in a $5.0 million decrease to its provision for the year ended December 31, 2004.
Nonperforming loans that have been foreclosed but not yet liquidated are reclassified to real estate owned in other assets. At December 31, 2006 and 2005, the Bank’s other assets included $6.3 million and $6.2 million of real estate owned. At the time of reclassification, the Bank records loan charge-offs to the allowance for loan losses if the fair value of the foreclosed asset is less than the loan’s carrying amount. Subsequent realized gains and realized or unrealized losses are included in other income.
MPF Shared Funding Program. The Bank has participated in the MPF shared funding program which provides a means to distribute both the benefits and the risks of the mortgage loans among a number of parties. The MPF shared funding program was created to (1) provide the FHLBanks with an alternative for managing interest rate and prepayment risk by giving the FHLBanks the ability to transfer those risks to other investors; (2) provide an additional source of liquidity that would allow further expansion of the MPF program; and (3) benefit other FHLBanks and their members by providing investment opportunities in high quality assets.
Under the MPF shared funding program, a participating member of the FHLBank of Chicago sponsors a trust (trust sponsor) and transfers into the trust loans eligible to be MPF loans that the participating member of the FHLBank of Chicago originates or acquires. Upon transfer of the assets into the trust, the trust issues securities with tranches that have credit risk characteristics consistent with the MPF program policy and are compliant with the applicable regulations. The tranches are backed by the underlying mortgage loans and all or nearly all of the tranches receive public credit ratings determined by a nationally recognized statistical ratings organization.
The senior tranches (A Certificates) have a credit rating of AA or AAA and may have different interest rate risk profiles and durations. The A Certificates, which may be structured to present risk and investment characteristics attractive to different types of investors, are sold to the FHLBank of Chicago, either directly by the trust or by the trust sponsor. The lower-rated tranches (B Certificates) provide the credit enhancement for the A Certificates and are sold to the trust sponsor. The FHLBank of Chicago may subsequently sell some or all of its A Certificates to its members and to other FHLBanks and their members. No residuals are created or retained on the statements of condition of the FHLBank of Chicago or any other FHLBank.

PFIs who sell loans to the trust sponsor retain the servicing rights and obligations with respect to the loan servicing, which are performed through the MPF program systems and processes supported by the FHLBank of Chicago. The FHLBank of Chicago is the master servicer for the trust for the benefit of the certificate holders, and Wells Fargo is the FHLBank of Chicago’s vendor for performing these servicing functions.
In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities (FIN 46), a new interpretation on consolidation accounting. In December 2003, the FASB issued a revision to FIN 46 (FIN 46-R) to address various technical corrections and implementation issues that had arisen since the issuance of FIN 46. Application of FIN 46-R to the Bank is limited to the MPF Shared Funding securities and certain investments in mortgage-backed securities. In regards to the Shared Funding Program, the Bank currently holds MPF Shared Funding securities which it believes were issued by qualifying special purpose entities (QSPE) that are sponsored by One Mortgage Partners Corp., a subsidiary of JPMorgan Chase. A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on preset terms. A QSPE must meet certain criteria in SFAS 140 to be considered a QSPE. FIN 46-R does not require an investor to consolidate a QSPE, as long as the investor does not have the unilateral ability to liquidate the QSPE or cause it to no longer meet the QSPE criteria. The Bank meets this scope exception for QSPEs under FIN 46-R, and accordingly, does not consolidate its investments in the MPF Shared Funding securities. Further, even if the special purpose entities were not QSPEs, the Bank would not consolidate under FIN 46-R because it holds the senior rather than residual interest in the securities.
There have been two MPF shared funding transactions since the program’s inception. The Bank has only participated in one of those transactions. In the first transaction in March 2003, the Bank purchased A Certificates from the FHLBank of Chicago with a principal amount of $155.6 million, which represented one-third of the A Certificates available. The FHLBank of Chicago offered the Bank one-third of the A Certificates available because approximately one-third of the mortgages backing the A Certificates were acquired from Superior, whom is a member of the Bank. The Bank made a determination to purchase the A Certificates it was offered based on the Bank’s pricing parameters for purchases of mortgage securities. These purchases were recorded in the statements of cash flows under purchases of held-to-maturity securities.
The Bank’s shared funding certificates are classified as held-to-maturity securities and are reported at amortized cost of $60.4 million and $69.4 million at December 31, 2006 and 2005. These certificates are not publicly traded and are not guaranteed by any of the FHLBanks.

Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation and amortization. The Bank’s accumulated depreciation and amortization was $5.7 million and $5.4 million at December 31, 2006 and 2005. The Bank computes depreciation using the straight-line method over the estimated useful lives of relevant assets ranging from two to ten years. Depreciation and amortization expense was $0.5 million, $0.4 million, and $0.4 million for the years ended December 31, 2006, 2005, and 2004. The Bank includes gains and losses on disposal of premises and equipment in other income. The total net realized (loss) gain on disposal of premises and equipment was $(20,000), ($6,000), and $1.2 million for the years ended December 31, 2006, 2005, and 2004.
Derivatives. Accounting for derivatives is addressed in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of Effective Date of FASB Statement No. 133, SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (herein referred to as SFAS 133).
All derivatives are recognized in the statements of condition at their fair value. Each derivative is designated as one of the following:
(1)	a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge).

(2)	a nonqualifying hedge of an asset, liability, or firm commitment (an economic hedge) for asset-liability management purposes.
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge and changes in the fair value of the hedged asset, liability, or unrecognized firm commitment that are attributable to the hedged risk are recorded in other income as net gain (loss) on derivatives and hedging activities. The Bank would have hedge ineffectiveness to the extent that the change in the fair value of the derivative differs from the change in fair value of the hedged item.
Changes in the fair value of an economic derivative are recorded in current period earnings with no fair value adjustment to an asset or liability.
The differences between accrued interest receivable and accrued interest payable on derivatives designated as fair value hedges are recognized as adjustments to the income or expense of the designated underlying hedged asset, liability, or firm commitment. The differences between accrued interest receivable and accrued interest payable on derivatives designated as economic hedges are recognized in other income as net gain (loss) on derivatives and hedging activities. Both the net interest on the stand-alone derivative and the fair value changes are recorded in other income as “Net gain (loss) on derivatives and hedging activities.” Cash flows associated with stand-alone derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows.

The Bank may issue consolidated obligations and make advances in which derivative instruments are embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative. If the Bank determines that (1) the embedded derivative has economic characteristics not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand alone derivative instrument used as an economic hedge.
If hedging relationships meet certain criteria specified in SFAS 133, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting requires the Bank to evaluate the effectiveness of the hedging relationship on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the “long haul” method of accounting. Transactions that meet more stringent criteria qualify for the “short cut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative.
Derivatives are typically executed at the same time as the hedged assets or liabilities and the Bank designates the derivative and the hedged item in a qualifying hedging relationship as of the trade date. In many hedging relationships, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank defines market settlement conventions for advances to be five business days or less and for consolidated obligations to be thirty calendar days or less, using a next business day convention. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date. When the Bank meets all the criteria as set forth in SFAS 133 for applying the short cut method of hedge accounting, including, the hedging relationship is designated on the trade date and the fair value of the derivative is zero on that date, the Bank may assume no ineffectiveness in the hedging relationship.

When hedge accounting is discontinued because the Bank determines that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, the Bank continues to carry the derivative on the statements of condition at its fair value, ceases to adjust the hedged asset or liability for changes in fair value, and amortizes the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method.
When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the statements of condition at its fair value, removing from the statements of condition any asset or liability that was recorded to recognize the firm commitment and recording the amount as a gain or loss in current period earnings.
Mandatorily Redeemable Capital Stock. The Bank accounts for mandatorily redeemable capital stock in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.
The Bank’s capital stock meets the definition of a mandatorily redeemable financial instrument under SFAS 150 and is reclassified from equity to a liability when a member engages in any of the following activities:
(1)	Submits a written notice to the Bank to redeem all or part of the member’s capital stock.

(2)	Submits a written notice to the Bank of the member’s intent to withdraw from membership, which automatically commences the five-year redemption period.

(3)	Terminates its membership voluntarily as a result of a merger or consolidation into a nonmember or into a member of another FHLBank, involuntarily as a result of action by the Bank’s Board of Directors, or a relocation to another FHLBank district.
When any of the above events occur, the Bank reclassifies stock from equity to a liability at fair value. The Bank does not take into consideration its members’ right to cancel a redemption request in determining when shares of capital stock should be classified as a liability because the capital plan provides for a cancellation fee on all cancellations. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the statements of income. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the statements of cash flows.
If a member cancels its written notice of redemption or notice of withdrawal, the Bank reclassifies mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock are no longer classified as interest expense.
Although the mandatorily redeemable capital stock is not included in capital for financial reporting purposes, Finance Board interpretation requires that such outstanding stock be considered capital for determining the Bank’s compliance with its regulatory requirements. See Note 15 for more information, including significant restrictions on stock redemption.

Affordable Housing Program. The Act requires each FHLBank to establish and fund an AHP. The Bank accrues this expense monthly based on its earnings excluding mandatorily redeemable capital stock interest expense and establishes a liability. The AHP grants provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low, low, and moderate income households. The Bank has the authority to make the AHP subsidy available to members as a grant. As an alternative, the Bank also has the authority to make subsidized AHP advances, which are advances at an interest rate below the Bank’s cost of funds. When the Bank makes an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance.
Prepayment Fees. The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity. The Bank records prepayment fees net of hedging fair value adjustments included in the book basis of the advance to interest income as advance prepayment fees, net.
In cases in which the Bank funds a new advance concurrent with or within a short period of time of the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance. For this evaluation, the Bank considers (1) whether the yield of the new advance is at least equal to the yield for a comparable advance to other members and (2) whether the modification of the original advance is more than minor.
If the new advance qualifies as a modification of the existing advance, the hedging fair value adjustments and the prepayment fee on the prepaid advance are recorded as a basis adjustment in the carrying value of the modified advance, and amortized over the life of the modified advance using the level-yield method in interest income from advances. If the modified advance is hedged and the hedge meets the hedging criteria in accordance with SFAS 133, it is marked to fair value after the modification and subsequent fair value changes are recorded in other income as net gain (loss) on derivatives and hedging activities.
If the Bank determines that the transaction does not qualify as a modification of an existing advance, it is treated as an advance termination with a subsequent funding of a new advance and the net fees are recorded in interest income as advance prepayment fees, net.
Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to dealers in connection with the sale of consolidated obligation bonds and discount notes over the term to maturity of the bonds and discount notes. The Office of Finance prorates the amount of the concession to the Bank based on the percentage of the debt assumed by the Bank. Unamortized concessions were $14.4 million and $18.3 million at December 31, 2006 and 2005 and are included in other assets. Amortization of such concessions is included in consolidated obligation interest expense and totaled $7.3 million, $3.5 million, and $19.6 million for the years ended December 31, 2006, 2005, and 2004.

Discounts and Premiums on Consolidated Obligations. The Bank uses the level-yield method to amortize to interest expense the discounts and premiums on consolidated obligation bonds and discount notes over their terms to maturity.
Finance Board and Office of Finance Expenses. The Bank is assessed for its proportionate share of the operating costs of the Finance Board, the Bank’s primary regulator, and the Office of Finance, which manages the sale and servicing of consolidated obligations. The Finance Board allocates its operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of total capital. The Office of Finance allocates its operating and capital expenditures based on each FHLBank’s percentage of capital stock, percentage of consolidated obligations issued, and percentage of consolidated obligations outstanding.
Resolution Funding Corporation (REFCORP) Assessments. Although the FHLBanks are exempt from ordinary federal, state, and local taxation except for local real estate tax, the FHLBanks are required to make quarterly payments to the REFCORP to pay toward interest on bonds issued by the REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 10 for more information.
Estimated Fair Values. Some of the Bank’s financial instruments lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the Bank uses internal models employing significant estimates and present value calculations when disclosing estimated fair values. Note 19 details the estimated fair values of the Bank’s financial instruments.
Cash Flows. In the statements of cash flows, the Bank considers cash and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the statements of cash flows, but are instead treated as short-term investments and are reflected in the investing activities section of the statements of cash flows.
Note 2—Change in Accounting Principle and Recently Issued Accounting Standards and Interpretations
Change in Accounting Principle for Amortization and Accretion of Premiums, Discounts, and Other Nonrefundable Fees and Costs. Effective January 1, 2005, the Bank changed its method of amortizing and accreting premiums, discounts, and other nonrefundable fees on mortgage loans and mortgage-backed securities. In accordance with Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), the Bank now amortizes and accretes these items to interest income using the interest method over the contractual life of the assets (contractual method).

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
As a result of implementing this change, the Bank recorded a $6.4 million cumulative effect of a change in accounting principle in the statement of income for the year ended December 31, 2005. The following table shows the impact of this adjustment by asset type (dollars in thousands).

Cumulative effect of a change in accounting principle
Mortgage-backed securities	$(626)
Mortgage loans	9,397

Increase to income before assessments	8,771
AHP and REFCORP assessments	(2,327)

Increase in net income due to cumulative effect of change in accounting principle	$6,444

The following table shows the Bank’s pro forma net income assuming the contractual method had been applied during all periods affected (dollars in thousands).

	2005	2004
Net income as reported	$227,662	$99,520
Less: cumulative effect of change in accounting principle	(6,444)	—
Pro forma amounts assuming the contractual method had been applied retroactively	—	3,419

Pro forma net income	$221,218	$102,939

Recently Issued Accounting Standards and Interpretations
SFAS 155, Accounting for Certain Hybrid Financial Instruments. The FASB issued SFAS 155 in February 2006. This statement resolves issues addressed in SFAS 133 Derivative Implementation Group (DIG) Issue D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Bank does not expect the adoption of this statement to have a material impact on its financial condition, results of operations, or cash flows.
SFAS 157, Fair Value Measurements. The FASB issued SFAS 157 in September 2006. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expands the disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Bank has not yet determined the effect that the implementation of SFAS 157 will have on its results of operations or financial condition at the time of adoption.
SFAS 158 Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). The FASB issued SFAS 158 in September 2006. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of condition and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The statement also requires the measurement of the funded status of the plan as of the date of the statement of condition. SFAS 158 is effective for fiscal years ending after December 15, 2006. Our adoption of SFAS 158 as of December 31, 2006, did not have a material impact on our results of operations or financial condition. See Note 16 of our Financial Statements.
SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement No. 115. On February 15, 2007, the FASB issued an exposure draft related to The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Bank has not yet determined the effect that the implementation of SFAS 159 will have on its results of operations or financial condition at the time of adoption.

DIG Issue B40 (DIG B40), Application of Paragraph 13(b) to Securitized Interest in Prepayable Financial Assets. On December 20, 2006, the FASB issued DIG B40, which clarifies when a securitized interest in prepayable financial assets is subject to the conditions in paragraph 13(b) of SFAS 133. DIG B40 becomes effective upon initial adoption of SFAS 155 (January 1, 2007 for the Bank). The Bank does not expect DIG B40 to have a material impact on our results of operations or financial condition.
Note 3—Cash and Due from Banks
Compensating Balances. The Bank maintains collected cash balances with commercial banks in return for certain services. These arrangements contain no legal restrictions regarding withdrawal of funds. The average compensating balances for the years ended December 31, 2006 and 2005 were $0.6 million and $3.6 million.
In addition, the Bank maintained average collected balances with various Federal Reserve Banks and branches as clearing balances and to facilitate movement of funds to support the Bank’s activities. The average compensating balances of these accounts was $35.0 million for the years ended December 31, 2006 and 2005. There are no legal restrictions under these arrangements on the withdrawal of these funds. The Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Banks.
Pass-through Deposit Reserves. The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. At December 31, 2006 and 2005, the amount shown as cash and due from banks includes pass-through reserves deposited with Federal Reserve Banks of $3.3 million and $8.3 million. The Bank classifies member reserve balances as deposits in the statements of condition.
Note 4—Securities Purchased Under Agreements to Resell
The Bank purchases securities under agreements to resell those securities. These amounts represent short-term loans and are assets in the statements of condition. A Federal Reserve Bank or a third party custodian holds the securities purchased under agreements to resell in safekeeping in the name of the Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the Bank or the dollar value of the resale agreement will be decreased accordingly. At December 31, 2006 and 2005, the fair value of collateral accepted by the Bank in connection with these securities was $305.0 million and $306.8 million. The Bank is permitted to sell or repledge the entire amounts.

Note 5—Trading Securities
The Bank sold its trading securities in November of 2006. The securities sold were Government National Mortgage Association (Ginnie Mae) securities that were classified as U.S. government agency-guaranteed mortgage-backed securities. Ginnie Mae is a wholly-owned government corporation that guarantees payment on mortgage-backed securities that are backed by federally insured or guaranteed loans. The Bank recorded a gain on sale of the trading securities of $41,000 and a loss of $58,000 through unrealized holding gain (loss) during the year ended December 31, 2006. Therefore, the Bank recorded a net loss on its trading securities of $17,000 during the year ended December 31, 2006.
At December 31, 2005 the Bank held trading securities of $8.7 million. Net gain (loss) on trading securities during the years ended December 31, 2005 and 2004 included a change in net unrealized holding gain (loss) of $14,000 and ($0.8) million.
Note 6—Available-for-Sale Securities
Major Security Types. Available-for-sale securities at December 31, 2006 were as follows (dollars in thousands):

	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprise obligations	$561,977	$245	$57	$562,165

Available-for-sale securities at December 31, 2005 were as follows (dollars in thousands):

			Amounts Recorded in
			Accumulated Other
			Comprehensive Income
		SFAS 133
	Amortized	Hedging	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value
Government-sponsored enterprise obligations	$250,540	$(247)	$—	$58	$250,235

Government-sponsored enterprise obligations are Federal National Mortgage Association (Fannie Mae) and/or Federal Home Loan Mortgage Corporation (Freddie Mac) securities.

Effective September 30, 2006, the Bank changed its available-for-sale footnote disclosures by separately disclosing SFAS 133 hedging adjustments on certain of its available-for-sale securities. Previously, the Bank had inadvertently included such adjustments within gross unrealized gains and losses on available-for-sale securities. The Bank has concluded that previous disclosures were correct in all material respects but has amended previous disclosures for consistency purposes.
The following table summarizes the available-for-sale securities with unrealized losses at December 31, 2006 (dollars in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprise obligations	$149,106	$57	$—	$—	$149,106	$57

The Bank reviewed its available-for-sale investments and has determined that all unrealized losses reflected above are temporary based on the creditworthiness of the issuers and the underlying collateral. Additionally, the Bank has the ability and intent to hold such securities through to recovery of the unrealized losses.
The following table summarizes the available-for-sale securities with unrealized losses at December 31, 2005 (dollars in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprise obligations	$250,235	$305	$—	$—	$250,235	$305

Redemption Terms. The following table shows the amortized cost and estimated fair value of available-for-sale securities at December 31, 2006 and 2005 categorized by contractual maturity (dollars in thousands). Expected maturities of some securities and mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2006		2005
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value
Government-sponsored enterprise obligations
Due in one year or less	$561,977	$562,165	$250,540	$250,235

Interest Rate Payment Terms. At December 31, 2006 and 2005, government-sponsored enterprise obligations paid interest at fixed rates.
Gains on sales. The Bank did not sell any available-for-sale securities during the year ended December 31, 2006. Gross gains of $2.7 million and $5.5 million were realized on sales of available-for-sale securities for the years ended December 31, 2005 and 2004.

Note 7—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities at December 31, 2006 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Commercial paper	$1,322,441	$—	$—	$1,322,441
State or local housing agency obligations	4,930	12	6	4,936
Other	8,275	165	—	8,440

	1,335,646	177	6	1,335,817

Mortgage-backed securities
Government-sponsored enterprises	4,144,054	5,081	33,510	4,115,625
U.S. government agency-guaranteed	81,053	500	23	81,530
MPF shared funding	60,364	—	1,897	58,467
Other	94,044	327	1	94,370

	4,379,515	5,908	35,431	4,349,992

Total	$5,715,161	$6,085	$35,437	$5,685,809

Held-to-maturity securities at December 31, 2005 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Commercial paper	$746,795	$—	$—	$746,795
Government-sponsored enterprise obligations	299,310	—	—	299,310
State or local housing agency obligations	6,870	48	21	6,897
Other	8,341	257	—	8,598

	1,061,316	305	21	1,061,600

Mortgage-backed securities
Government-sponsored enterprises	4,562,034	14,757	31,217	4,545,574
U.S. government agency-guaranteed	107,175	1,295	424	108,046
MPF shared funding	69,370	—	1,913	67,457
Other	178,472	830	1	179,301

	4,917,051	16,882	33,555	4,900,378

Total	$5,978,367	$17,187	$33,576	$5,961,978

Government-sponsored enterprise investments are Fannie Mae and/or Freddie Mac securities. U.S. government agency-guaranteed mortgage-backed securities are Ginnie Mae securities and Small Business Administration (SBA) Pool Certificates. SBA Pool Certificates represent undivided interests in pools of the guaranteed portions of SBA-guaranteed loans. The SBA’s guarantee of the Pool Certificate is backed by the full faith and credit of the U.S. government.

The following table shows the held-to-maturity securities with unrealized losses at December 31, 2006 (dollars in thousands). The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State or local housing agency obligations	$3,464	$6	$—	$—	$3,464	$6

Mortgage-backed securities
Government-sponsored enterprises	1,134,345	3,706	1,994,805	29,804	3,129,150	33,510
U.S. government agency-guaranteed	2,306	18	205	5	2,511	23
MPF shared funding	—	—	58,467	1,897	58,467	1,897
Other	23	1	—	—	23	1

	1,136,674	3,725	2,053,477	31,706	3,190,151	35,431

Total	$1,140,138	$3,731	$2,053,477	$31,706	$3,193,615	$35,437

The Bank reviewed its held-to-maturity investments and has determined that all unrealized losses reflected above are temporary based on the creditworthiness of the issuers and the underlying collateral, and its ability and intent to hold the investments to maturity. The Bank believes it is probable that it will be able to collect all amounts due according to the contractual terms of the individual securities.

The following table shows the held-to-maturity securities with unrealized losses at December 31, 2005 (dollars in thousands). The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State or local housing agency obligations	$—	$—	$3,854	$21	$3,854	$21

Mortgage-backed securities
Government-sponsored enterprises	2,464,280	25,742	192,856	5,475	2,657,136	31,217
U.S. government agency-guaranteed	1,709	5	12,063	419	13,772	424
MPF shared funding	—	—	67,457	1,913	67,457	1,913
Other	—	—	27	1	27	1

	2,465,989	25,747	272,403	7,808	2,738,392	33,555

Total	$2,465,989	$25,747	$276,257	$7,829	$2,742,246	$33,576

Redemption Terms. The following table shows the amortized cost and estimated fair value of held-to-maturity securities at December 31, 2006 and 2005 categorized by contractual maturity (dollars in thousands). Expected maturities of some securities and mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2006		2005
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,322,441	$1,322,441	$1,046,105	$1,046,105
Due after one year through five years	4,622	4,787	4,620	4,877
Due after five years through ten years	—	—	—	—
Due after ten years	8,583	8,589	10,591	10,618

	1,335,646	1,335,817	1,061,316	1,061,600
Mortgage-backed securities	4,379,515	4,349,992	4,917,051	4,900,378

Total	$5,715,161	$5,685,809	$5,978,367	$5,961,978

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity included net discounts of $27.6 and $33.5 million at December 31, 2006 and 2005.
Interest Rate Payment Terms. The following table details interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Amortized cost of held-to-maturity securities other than mortgage-backed securities
Fixed rate	$1,335,646	$1,061,316
Variable rate	—	—

	1,335,646	1,061,316
Amortized cost of held-to-maturity mortgage-backed securities
Pass-through securities
Fixed rate	607,815	704,438
Variable rate	12,827	18,597
Collateralized mortgage obligations
Fixed rate	2,478,403	2,440,866
Variable rate	1,280,470	1,753,150

	4,379,515	4,917,051

Total	$5,715,161	$5,978,367

Gains and losses on sales. The Bank sold a mortgage-backed security with a carrying value of $5.2 million out of its held-to-maturity portfolio in 2005. The mortgage-backed security sold had less than 15 percent of the acquired principal outstanding. As such, this sale is considered a maturity for the purpose of security classification and does not impact the Bank’s ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturities. The Bank recognized a loss of $7,000 in other income on the sale of this held-to-maturity security in 2005.
The Bank sold $105.9 million of mortgage-backed securities and $195.0 million of commercial paper out of its held-to-maturity portfolio in 2004. The mortgage-backed securities sold had less than 15 percent of the acquired principal outstanding and the commercial paper sale occurred near enough to its maturity date that interest rate risk was substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value. As such, these sales are considered maturities for the purposes of security classification. The Bank recognized a gain of $4.0 million in other income on the sale and call of held-to-maturity securities in 2004.

Note 8—Advances
Redemption Terms. At December 31, 2006 and 2005 the Bank had advances outstanding, including AHP advances (see Note 9), at interest rates ranging from 2.07 percent to 8.25 percent and 1.51 percent to 8.25 percent. Certain advances with interest rates ranging from 3.50 percent to 6.00 percent were AHP subsidized advances.
The following table shows the Bank’s advances outstanding at December 31, 2006 and 2005 (dollars in thousands):

	2006		2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %
Overdrawn demand deposit accounts	$628	—	$95	—
2006	—	—	6,041,823	4.05
2007	5,624,396	4.81	2,338,819	3.86
2008	3,636,567	4.85	3,636,656	4.74
2009	2,048,650	5.10	1,547,071	4.82
2010	2,045,968	5.33	1,993,210	5.33
2011	2,171,469	5.20	2,166,910	4.70
Thereafter	6,322,940	4.88	4,504,951	4.50

Total par value	21,850,618	4.95	22,229,535	4.47

Commitment fees	(3)		(5)
Discounts on AHP advances	(122)		(154)
Premiums on advances	520		659
Discounts on advances	(110)		(181)
Hedging fair value adjustments
Cumulative fair value (loss) gain	(3,298)		43,890
Basis adjustments from terminated hedges	7,386		9,571

Total	$21,854,991		$22,283,315

The Bank offers members advances that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may be prepaid only by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2006 and 2005, the Bank had callable advances of $339.2 million and $413.9 million.

The following table shows advances at December 31, 2006 and 2005 by year of maturity or next call date for callable advances (dollars in thousands):

Year of Maturity or Next Call Date	2006	2005
Overdrawn demand deposit accounts	$628	$95
2006	—	6,153,652
2007	5,743,864	2,429,934
2008	3,732,242	3,738,629
2009	2,093,591	1,594,938
2010	2,104,202	2,054,367
2011	2,191,714	2,166,216
Thereafter	5,984,377	4,091,704

Total par value	$21,850,618	$22,229,535

The Bank also offers putable advances. With a putable advance, the Bank effectively purchases a put option from the borrower that allows the Bank to terminate the advance on pertinent dates (put dates). Terminations normally occur when interest rates increase. Should an advance be terminated, the Bank will offer to provide replacement funding based on the Bank’s available advance products subject to the Bank’s normal credit and collateral requirements. At December 31, 2006 and 2005, the Bank had putable advances outstanding totaling $6.0 billion and $5.8 billion.
The following table shows advances at December 31, 2006 and 2005 by year of maturity or next put date for putable advances (dollars in thousands):

Year of Maturity or Next Put Date	2006	2005
Overdrawn demand deposit accounts	$628	$95
2006	—	11,371,273
2007	10,337,246	2,581,319
2008	2,287,567	1,699,056
2009	2,451,050	918,871
2010	896,518	824,760
2011	1,685,169	1,271,710
Thereafter	4,192,440	3,562,451

Total par value	$21,850,618	$22,229,535

Security Terms. The Bank lends to financial institutions involved in housing finance within its district according to the Act. The Act requires the Bank to obtain sufficient collateral on advances to protect against losses and to accept only certain U.S. government or government agency securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets as collateral on such advances. CFIs are eligible under expanded statutory collateral rules to use secured small business, small farm, and small agribusiness loans, and securities representing a whole interest in such secured loans. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank.
At December 31, 2006 and 2005, the Bank had rights to collateral with an estimated value greater than outstanding advances. On the basis of the financial condition of the borrower, the type of security agreement, and other factors, the Bank imposes one of two requirements to protect the collateral secured:
(1)	The borrower may retain possession of the collateral assigned to the Bank if the borrower executes a written security agreement and agrees to hold such collateral for the benefit of the Bank.

(2)	The borrower must specifically assign or place physical possession of such collateral with the Bank or a third-party custodian approved by the Bank.
Beyond these provisions, Section 10(e) of the Act affords any security interest granted to the Bank, by its members or their affiliates, priority over the claims or rights of any party (including any receiver, conservator, trustee, or similar party having the rights of a lien creditor), other than claims and rights that (1) would be entitled to priority under otherwise applicable law and (2) are held by actual bona fide purchasers for value or by parties that are secured by actual perfected security interests. The Bank may perfect its security interest in accordance with applicable state laws through means such as filing Uniform Commercial Code financing statements or through taking possession of collateral.
Interest Rate Payment Terms. The following table details additional interest rate payment terms for advances at December 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Par amount of advances
Fixed rate	$17,828,325	$18,073,684
Variable rate	4,022,293	4,155,851

Total	$21,850,618	$22,229,535

Credit Risk. While the Bank has never experienced a credit loss on an advance to a borrower, the expansion of collateral for CFIs provides the potential for additional credit risk. The Bank’s potential credit risk from advances is concentrated in commercial banks and insurance companies. Bank management has policies and practices in place to manage this credit risk. Based on these policies, the Bank has not provided any allowances for losses on advances.

Prepayment Fees. The Bank received prepayment fees from members and former members of $1.3 million, $0.5 million, and $1.8 million during the years ended December 31, 2006, 2005, and 2004 for advance prepayments that were treated as terminations. The Bank recorded prepayment fees net of hedging fair value adjustments of $0.5 million, $0.3 million, and $0.9 million during the years ended December 31, 2006, 2005, and 2004 in advance interest income in the statements of income. The corresponding principal amount prepaid during the same years was $98.9 million, $54.7 million, and $118.9 million.
Note 9—Affordable Housing Program
Section 10(j) of the Act requires each FHLBank to establish and fund an AHP. Each FHLBank provides subsidies in the form of direct grants and below market interest rate advances. Members use the funds to assist in the purchase, construction, or rehabilitation of housing for very low, low, and moderate income households.
Annually, each FHLBank is required to set aside 10 percent of its current year regulatory income to fund next year’s AHP obligation. Regulatory income is defined by the Bank as GAAP income before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. The treatment of interest expense related to mandatorily redeemable capital stock is based on a regulatory interpretation issued by the Finance Board. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. Calculation of the REFCORP assessment is discussed in Note 10. The Bank accrues its AHP assessment monthly based on its income. The Bank reduces the AHP liability as members use subsidies. In 2005, the Bank contributed $0.1 million to AHP in addition to its 10 percent of current year regulatory income. The Bank’s restatement in 2005 resulted in an increase to prior period regulatory income, therefore, the Bank’s prior period AHP assessments increased by $18.7 million.
If the Bank experienced a regulatory loss during a quarter, but still had regulatory income for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date regulatory income. If the Bank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a regulatory loss for a full year, the Bank would have no obligation to the AHP for the year except in the following circumstance. If the result of the aggregate 10 percent calculation described above is less than $100.0 million for all 12 FHLBanks, then the Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100.0 million. The allocation is based on the ratio of each FHLBank’s regulatory income before REFCORP assessments to the sum of regulatory income before REFCORP assessments of the 12 FHLBanks. There was no shortfall in 2006, 2005, or 2004.

If a FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Board for a temporary suspension of its contributions. The Bank did not make such an application in 2006, 2005, or 2004.
The Bank’s AHP liability was as follows (dollars in thousands):

	2006	2005	2004
Balance, beginning of year	$46,654	$29,471	$26,385

Assessments	10,260	25,521	11,191
Additional Contribution	—	100	—
Disbursements	(12,200)	(8,438)	(8,105)

Balance, end of year	$44,714	$46,654	$29,471

Assessments for 2005 and 2004 in the above table include amounts recorded in the cumulative effect of change in accounting principle for each period.
In addition to the AHP grant program, the Bank also had AHP-related advances with a principal balance of $2.1 million and $2.2 million at December 31, 2006 and 2005. Discounts recorded by the Bank on these advances are treated as a reduction of the AHP liability at origination. The Bank did not issue AHP advances in 2006, 2005, or 2004.
Note 10—Resolution Funding Corporation
Congress required that each FHLBank annually pay to the REFCORP 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for the REFCORP. Each FHLBank notifies REFCORP of its income before AHP and REFCORP assessments. The AHP and REFCORP assessments are then calculated simultaneously by REFCORP because of their interdependence on each other. The Bank accrues its REFCORP assessment on a monthly basis.
The FHLBanks’ obligation to the REFCORP will terminate when the aggregate actual quarterly payments made by the FHLBanks exactly equal the present value of a $300.0 million annual annuity that commences on the date on which the first obligation of the REFCORP was issued and ends on April 15, 2030. The Finance Board determines the discounting factors to use in this calculation in consultation with the Department of Treasury.
The Finance Board is required to shorten the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which there is an excess quarterly payment. An excess quarterly payment is the amount by which the actual quarterly payment exceeds $75.0 million.

The Finance Board is required to extend the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75.0 million.
The FHLBanks’ aggregate payments through 2006 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to the third quarter of 2015. The following table presents information on the status of the FHLBanks’ REFCORP payments through the fourth quarter of 2006 (dollars in thousands):

		Interest Rate
		Used to	Present
	Amount of	Discount the	Value of the
	Benchmark	Future	Benchmark
	Payment	Benchmark	Payment
Payment Due Date	Defeased	Payment	Defeased
January 15, 2016	$54,193	4.76%	$35,406
October 15, 2015	75,000	4.77%	49,524
July 15, 2015	3,147	4.76%	2,105

Total	$132,340		$87,035

The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75.0 million in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300.0 million annual annuity. Any payment beyond April 15, 2030 will be paid to the Department of Treasury.
The cumulative amount to be paid to the REFCORP by the Bank cannot be determined at this time because it depends on the future earnings of all FHLBanks and the level of interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s year-to-date net income. The Bank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for the year.

Note 11—Mortgage Loans Held for Portfolio
The MPF program involves investment by the Bank in mortgage loans that are held-for-portfolio which are either funded by the Bank through, or purchased from, participating members. The Bank’s members originate, service, and credit enhance home mortgage loans that are then sold to the Bank. Members participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the member to a designated mortgage service provider.
Mortgage loans with a contractual maturity of 15 years or less are classified as medium term, and all other mortgage loans are classified as long term. The following table presents information at December 31, 2006 and 2005 on mortgage loans held for portfolio (dollars in thousands):

	2006	2005
Real Estate:
Fixed medium-term single family mortgages	$2,943,839	$3,354,060
Fixed long-term single family mortgages	8,816,457	9,644,030

Total par value	11,760,296	12,998,090
Premiums	112,726	133,496
Discounts	(107,452)	(124,417)
Basis adjustments from mortgage loan commitments	9,722	11,624
Allowance for credit losses	(250)	(763)

Total mortgage loans held for portfolio, net	$11,775,042	$13,018,030

The par value of mortgage loans held for portfolio outstanding at December 31, 2006 and 2005 consisted of government-insured loans totaling $511.0 million and $623.4 million and conventional loans totaling $11.2 billion and $12.4 billion, respectively.

The allowance for credit losses was as follows (dollars in thousands):

	2006	2005	2004
Balance, beginning of year	$763	$760	$5,906

Charge-offs	—	—	(111)
Recoveries	—	3	13

Net recoveries (charge-offs)	—	3	(98)

(Reversal of) provision for credit losses	(513)	—	(5,048)

Balance, end of year	$250	$763	$760

At December 31, 2006 and 2005, the Bank had $23.5 million and $33.0 million of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $0.8 million for both of the years ended December 31, 2006 and 2005. At December 31, 2006 and 2005, the Bank’s other assets included $6.3 million and $6.2 million of real estate owned.
The Bank recorded a reversal to its provision for credit losses of $0.5 million during the year ended December 31, 2006. On a regular basis, the Bank monitors delinquency levels, loss rates, and portfolio characteristics such as geographic concentration, loan-to-value ratios, property types, and loan age. Other relevant factors evaluated in its methodology include changes in national/local economic conditions, changes in the nature of the portfolio, changes in the portfolio performance, and the existence and effect of geographic concentrations. The Bank monitors and reports portfolio performance regarding delinquency, nonperforming loans, and net charge-offs monthly. Adjustments to the allowance for credit losses are considered quarterly based upon charge-offs, current calculations for probability of default and loss severity, as well as the other relevant factors discussed above.
Mortgage loans other than those included in large groups of smaller balance homogeneous loans are considered impaired when, based on current information and events, it is probable the Bank will be unable to collect all principal and interest amounts due under the contractual terms of the mortgage loan agreement. At December 31, 2006 and 2005, the Bank had no recorded investments in impaired mortgage loans. See Note 1 for discussion of the Bank’s allowance for loan loss policy on large groups of smaller balance homogenous mortgage loans.
The Bank records credit enhancement fees as a reduction to mortgage loan interest income. Credit enhancement fees totaled $23.2 million, $26.9 million, and $29.7 million for the years ended December 31, 2006, 2005, and 2004.

Note 12—Deposits
The Bank offers demand and overnight deposits for members and qualifying nonmembers. In addition, the Bank offers members short-term deposit programs. The average interest rates paid on average deposits during 2006, 2005, and 2004 were 4.78 percent, 3.02 percent, and 1.04 percent. At December 31, 2006 and 2005, deposits had maturities of less than one year.
Certain financial institutions have agreed to maintain compensating balances in consideration of correspondent and other noncredit services. These balances are classified as deposits on the statements of condition. The compensating balances held by the Bank averaged $38.3 million and $68.5 million during 2006 and 2005.
The following table details interest bearing and non-interest bearing deposits as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Interest bearing:
Demand and overnight	$878,925	$816,382
Term	20,595	10,686
Non-interest bearing:
Demand	41,929	37,640

Total deposits	$941,449	$864,708

Note 13—Securities Sold Under Agreements to Repurchase
The Bank has sold securities under repurchase agreements. The amounts received under these agreements represent two long-term borrowings in the amounts of $300.0 million and $200.0 million with final maturities of September 2007 and March 2008, respectively. These borrowings are liabilities in the statements of condition. The Bank has delivered securities sold under agreements to repurchase to the primary dealer. Should the market value of the underlying securities fall below the market value required as collateral, the Bank must deliver additional securities to the dealer. Investment securities having a book value of $513.0 million and $520.0 million at December 31, 2006 and 2005 were pledged as collateral for repurchase agreements. The secured party is permitted to sell or repledge the entire amounts pledged.
Note 14—Consolidated Obligations
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
Although the Bank is primarily liable for its portion of consolidated obligations (i.e. those issued on its behalf), the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Board regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Board). If, however, the Finance Board determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Board may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Board reserves the right to allocate the outstanding liabilities for the consolidated obligations between the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.
The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $951.7 billion and $937.4 billion at December 31, 2006 and 2005.
Regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; obligations of, or fully guaranteed by, the U.S.; secured advances; mortgages that have any guaranty, insurance, or commitment from the U.S. or any agency of the U.S.; investments described in section 16(a) of the Act, which, among other items, include investments that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and other securities that are rated Aaa by Moody’s Investors Service, Inc. (Moody’s), AAA by Standard & Poor’s Ratings Services, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s), or AAA by Fitch, Inc.
Securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae that the Bank holds are rated Aaa by Moody’s, AAA by Standard & Poor’s, or AAA by Fitch, Inc. Under Iowa law, fiduciaries and trusts may invest in any kind of property or type of property that is consistent with the Uniform Prudent Investor Act, as adopted in Iowa. The Bank has determined that investments in securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae meet these standards.

General Terms. Consolidated obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets including the London Interbank Offered Rate (LIBOR), Constant Maturity Treasury (CMT), and others. In addition, to meet the expected specific needs of certain investors in consolidated obligations, both fixed rate bonds and variable rate bonds may also contain certain features, which may result in complex coupon payment terms and options. When such consolidated obligations are issued, the Bank enters into derivatives containing offsetting features that effectively convert the terms to those of a simple variable rate or a fixed rate bond.
These consolidated obligations, beyond having fixed-rate or simple variable-rate coupon payment terms, may vary in relation to principal repayment or coupon payment terms:
Indexed Principal Redemption Bonds (index amortizing notes) repay principal according to predetermined amortization schedules that are linked to the level of a certain index. These notes have fixed-rate coupon payment terms. Usually, as market interest rates rise (fall), the average life of the index amortizing notes extends (contracts); and
Optional Principal Redemption Bonds (callable bonds) may be redeemed by the Bank in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.
Consolidated bonds also vary in relation to interest payments:
Step-up Bonds generally pay interest at increasing fixed rates for specified intervals over the life of the bond. These bonds generally contain provisions enabling the Bank to call bonds at its option on the step-up dates.
Range Bonds pay interest at fixed or variable rates provided a specified index is within a specified range. The computation of the variable interest rate differs for each bond issue, but the bond generally pays zero interest or a minimal rate of interest if the specified index is outside the specified range.

Redemption Terms. The following table shows the Bank’s participation in consolidated bonds outstanding at December 31, 2006 and 2005 by year of contractual maturity (dollars in thousands):

	2006		2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %
2006	$—	—	$9,614,600	2.68
2007	6,098,300	3.40	5,961,100	3.35
2008	5,660,200	4.10	4,905,000	3.92
2009	4,505,300	4.51	3,222,600	4.26
2010	2,622,100	4.84	2,253,700	4.80
2011	2,291,800	4.97	1,111,500	4.57
Thereafter	9,223,600	5.09	7,205,800	5.05
Index amortizing notes	2,977,416	5.12	3,378,682	5.13

Total par value	33,378,716	4.51	37,652,982	3.94

Premiums	33,183		31,429
Discounts	(22,578)		(22,382)
Hedging fair value adjustments
Cumulative fair value gain	(194,877)		(350,081)
Basis adjustments from terminated hedges	(128,158)		(182,164)

Total	$33,066,286		$37,129,784

Consolidated bonds outstanding at December 31, 2006 and 2005, included callable bonds totaling $11.0 billion and $14.3 billion. The Bank uses fixed rate callable bonds to finance callable advances, mortgage-backed securities, and mortgage loans. The Bank may also enter into an interest rate swap (in which the Bank pays variable and receives fixed) with a call feature that mirrors the option embedded in the debt (a sold callable swap). The bond-swap combination provides the Bank with attractively priced variable rate liabilities to fund its assets.
The following table shows the Bank’s total consolidated bonds outstanding at December 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Par amount of consolidated bonds
Noncallable or nonputable	$22,421,116	$23,380,382
Callable	10,957,600	14,272,600

Total par value	$33,378,716	$37,652,982

The following table shows the Bank’s total consolidated bonds outstanding by year of maturity or next call date at December 31, 2006 and 2005 (dollars in thousands):

Year of Maturity or Next Call Date	2006	2005
2006	$—	$20,967,200
2007	15,453,100	4,833,300
2008	3,871,200	2,396,000
2009	2,560,300	1,202,600
2010	1,425,100	906,700
2011	1,754,300	674,000
Thereafter	5,337,300	3,294,500
Index amortizing notes	2,977,416	3,378,682

Total par value	$33,378,716	$37,652,982

Interest Rate Payment Terms. The following table shows interest rate payment terms for the Bank’s total consolidated bonds at December 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Par amount of consolidated bonds:
Fixed rate	$32,623,716	$36,748,682
Simple variable rate	90,700	90,000
Variable rate with cap	100,000	100,000
Step-up	327,500	437,500
Range bonds	236,800	276,800

Total par value	$33,378,716	$37,652,982

Consolidated Discount Notes. Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365/366 days. These notes are issued at less than their face amount and redeemed at par value when they mature.

The Bank’s participation in consolidated discount notes, all of which are due within one year, was as follows at December 31, 2006 and 2005 (dollars in thousands):

	2006		2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate %	Amount	Rate %
Par value	$4,699,916	5.02	$4,073,594	3.57
Discounts	(15,202)		(6,862)

Total	$4,684,714		$4,066,732

The Act gives the Secretary of the Treasury discretion to purchase consolidated obligations of the FHLBanks aggregating not more than $4.0 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the Treasury, who made no such purchases during the three years ended December 31, 2006.
Note 15—Capital
The Gramm-Leach-Bliley Act (GLB Act) resulted in a number of changes in the capital structure of all FHLBanks. The final Finance Board capital rule was published on January 30, 2001 and required each FHLBank to submit a capital structure plan to the Finance Board by October 29, 2001 in accordance with the provisions of the GLB Act and final capital rules. The Finance Board approved the Bank’s capital plan on July 10, 2002. The Bank converted to its new capital structure July 1, 2003 and was in compliance with its capital plan on the conversion date. The conversion was considered a capital transaction and was accounted for at par value.
The Bank is subject to three capital requirements under the new capital structure. The Bank must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with Bank policy and rules and regulations of the Finance Board. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk based capital requirement. For reasons of safety and soundness, the Finance Board may require the Bank to maintain a greater amount of permanent capital than is required as defined by the risk based capital requirements. Additionally, the Bank is required to maintain at least a four percent total capital-to-asset ratio and at least a five percent leverage ratio at all times. The leverage ratio is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 time divided by total assets. For reasons of safety and soundness, the Finance Board may require the Bank to maintain a higher total capital-to-asset ratio. Mandatorily redeemable capital stock is considered capital for determining the Bank’s compliance with its regulatory capital requirements.

The following table shows the Bank’s compliance with the Finance Board’s capital requirements at December 31, 2006 and 2005 (dollars in thousands):

	December 31, 2006		December 31, 2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$490,820	$2,314,976	$520,327	$2,346,379
Total capital-to-asset ratio	4.00%	5.50%	4.00%	5.13%
Total regulatory capital	$1,681,653	$2,314,976	$1,828,899	$2,346,379
Leverage ratio	5.00%	8.26%	5.00%	7.70%
Leverage capital	$2,102,066	$3,472,464	$2,286,124	$3,519,566
The Bank issues a single class of capital stock (Class B stock). The Bank’s Class B stock has a par value of $100 per share, and all shares are purchased, repurchased, redeemed, or transferred only at par value. The Bank has two subclasses of Class B stock: membership stock and activity-based stock.
Each member must maintain Class B membership stock in an amount equal to 0.12 percent of the member’s total assets as of the preceding December 31 subject to a cap of $10.0 million and a floor of $10,000. Each member must also maintain Class B activity-based stock in an amount equal to the total of:
(1)	A specified percentage of its outstanding advances. As of December 31, 2006 the percentage was 4.45 percent.

(2)	A specified percentage of its acquired member assets; however, acquired member assets purchased by the Bank before the July 1, 2003, conversion date are subject to the capital requirements specified in the contracts in effect at the time the assets were purchased in lieu of the initial activity-based stock requirement. As of December 31, 2006, the percentage was 4.45 percent.

(3)	A specified percentage of its standby letters of credit. As of December 31, 2006, the percentage was 0.15 percent.

(4)	A specified percentage of its advance commitments. As of December 31, 2006, the percentage was 0.00 percent.

(5)	A specified percentage of its acquired member assets commitments. As of December 31, 2006, the percentage was 0.00 percent.
The Bank cannot redeem or repurchase any membership or activity-based stock if the repurchase or redemption would cause a member to be out of compliance with its required investment.
The membership stock and activity-based stock percentages may be adjusted by the Bank’s Board of Directors within ranges established in the capital plan.
The Bank’s Board of Directors has a right and an obligation to call for additional capital stock purchases by its members.

Holders of Class B stock own a proportionate share of the Bank’s retained earnings, paid-in surplus, undivided profits, and equity reserves. Holders of Class B stock have no right to receive any portion of these values except through the declaration of dividends or capital distributions or upon liquidation of the Bank. The Bank’s Board of Directors may declare and pay a dividend only from current earnings or previous retained earnings. However, in August 2006, the Bank’s Board of Directors amended its reserve capital policy to include a limitation on the payment of dividends not to exceed GAAP income earned in the fiscal period for which the dividend is declared. The Board of Directors may not declare or pay any dividends if the Bank is not in compliance with its capital requirements or, if after paying the dividend, the Bank would not be in compliance with its capital requirements. In addition, before declaring or paying any dividend, the Bank must certify to the Finance Board that it will remain in compliance with the regulatory liquidity requirements and will remain capable of making full and timely payment of its current obligations coming due during the next quarter.
Stock owned in excess of the minimum investment is known as excess stock. A member may request redemption of any or all of its excess stock by providing the Bank with written notice five years in advance of the redemption. A stockholder may not have more than one redemption request pending at the same time for any share of stock.
Under the Bank’s capital plan, the Bank, at its discretion and upon 15 days’ written notice, may repurchase excess membership stock. Although the Bank’s current practice generally is not to repurchase excess shares of membership stock, the Bank may change its practice at any time.
If a member’s membership stock balance exceeds the $10.0 million cap as a result of a merger or consolidation, the Bank may repurchase the amount of excess stock necessary to make the member’s membership stock balance equal to the $10.0 million cap.
In accordance with the Bank’s capital plan, the Bank, at its option, repurchases excess activity-based stock that exceeds an operational threshold on at least a scheduled monthly basis, subject to the limitation set forth in the plan. The current operational threshold is $50,000 and may be changed by the Board of Directors within ranges specified in the capital plan with at least 15 days’ prior written notice. The Bank may also change the scheduled date for repurchasing excess activity-based stock with at least 15 days’ prior written notice. Although it is the Bank’s current practice to honor repurchase requests on excess activity-based stock upon receipt of the request, the Bank may change its practice at any time.

Membership is voluntary for all members. If a member provides notice of withdrawal from membership, the Bank will not redeem any membership stock until five years from the date of receipt of a notice of withdrawal. If a member purchases any membership stock following the Bank’s receipt of a notice of withdrawal, the five-year redemption period commences on the date the Bank issues the membership stock. If a member that withdraws from membership owns any activity-based stock, the Bank will not redeem any required activity-based stock until the later of five years from the date that membership terminates or until the activity no longer remains outstanding. However, if any activity-based stock becomes excess activity-based stock during this time period as a result of the activity no longer being outstanding, the Bank will follow its usual practices with regard to the repurchase of excess activity-based stock described in the preceding paragraph.
A member may cancel any pending notice of redemption before the completion of the five-year redemption period by providing written notice of cancellation to the Bank. The Bank will impose a cancellation fee on any member that cancels a notice of redemption. There is no time period provided for canceling a notice of redemption or withdrawal without incurring a fee. The cancellation fee is the fee in effect at the time the Bank receives the notice of redemption, unless the Board of Directors has decided to apply a changed cancellation fee to previously submitted notices of redemption. Following receipt of a notice of redemption cancellation, the Bank will notify the member of the cancellation fee. The Bank charges a cancellation fee equal to one to five percent of the par value of the shares of capital stock subject to the notice of redemption as determined by the date of receipt by the Bank of the notice of cancellation.
The Board of Directors may adjust the cancellation fee percentage for each period between 0.00 percent and not more than the applicable percentage for such period specified above. If the Board of Directors adjusts or amends the cancellation fee, it will determine whether the adjustment will apply to the cancellation of any previously submitted notice of redemption as well as those submitted in the future. The Bank will provide at least 15 days advance written notice to each member of any adjustment or amendment to its cancellation fee.
A notice of redemption by a member (whose membership has not been terminated) will automatically be cancelled if, within five business days after the expiration of the five-year redemption period, the Bank is prevented from redeeming the member’s capital stock because such redemption would cause the member to fail to meet its minimum investment after such redemption. The automatic cancellation will have the same effect as a voluntary cancellation and the Bank will impose the cancellation fee as described above.
A member may cancel its notice of withdrawal prior to the completion of the five-year redemption period by providing written notice of cancellation to the Bank. The Bank will impose a cancellation fee on any member that voluntarily cancels its notice of withdrawal in accordance with the provisions of the capital plan applicable to cancellation of redemption as described above.

Excess Stock. The Bank had excess stock (including excess mandatorily redeemable capital stock) of $91.9 million and $91.6 million at December 31, 2006 and 2005. The Bank repurchased $726.6 million, $1.1 billion, and $586.9 million of excess stock (including excess mandatorily redeemable capital stock) for the years ended December 31, 2006, 2005, and 2004.
Statutory and Regulatory Restrictions on Capital Stock Redemptions. In accordance with the GLB Act, each class of Bank stock is considered putable by the member. There are significant statutory and regulatory restrictions on the obligation or right to redeem outstanding stock.
In no case may the Bank redeem any capital stock if, following such redemption, the Bank would fail to satisfy its minimum capital requirements (i.e., a statutory capital-to-asset ratio requirement and leverage requirement established by the GLB Act and a regulatory risk based capital-to-asset ratio requirement established by the Finance Board). By law, all member holdings of Bank stock immediately become nonredeemable if the Bank becomes undercapitalized.
In no case may the Bank redeem any capital stock without the prior approval of the Finance Board if either its Board of Directors or the Finance Board determines that the Bank has incurred or is likely to incur losses resulting or likely to result in a charge against capital.
If the Bank is liquidated, after payment in full to the Bank’s creditors, the Bank’s stockholders will be entitled to receive the par value of their capital stock as well as any retained earnings, paid-in surplus, undivided profits, and equity reserves, if any, in an amount proportional to the stockholder’s share of the total shares of capital stock. In the event of a merger or consolidation, the Board of Directors shall determine the rights and preferences of the Bank’s stockholders, subject to any terms and conditions imposed by the Finance Board.

Additionally, the Bank cannot redeem shares of stock from any member of the Bank if the principal or interest on any consolidated obligation of the FHLBank system is not paid in full when due, or under certain circumstances if (1) the Bank fails to certify in writing to the Finance Board that it will remain in compliance with its liquidity requirements and will remain capable of making full and timely payment of all of its current obligations; (2) the Bank projects, at any time, that it will fail to comply with statutory or regulatory liquidity requirements, or will be unable to timely and fully meet all of its current obligations; (3) the Bank actually fails to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of its current obligations, or enters or negotiates to enter into an agreement with one or more other FHLBanks to obtain financial assistance to meet its current obligations; or (4) the Finance Board determines that the Bank will cease to be in compliance with statutory or regulatory liquidity requirements, or will lack the capacity to timely or fully meet all of its current obligations.
Capital Stock Rollforward. The following table presents a roll forward of the Bank’s required membership stock, excess membership stock, required activity-based stock, and excess activity-based stock (excluding mandatorily redeemable capital stock) for the years ended December 31, 2006, 2005, and 2004 (dollars in thousands). In 2004, the Bank repurchased $21.8 million of excess membership stock from one member whose membership stock balance, as a result of a merger, exceeded the $10.0 million cap under the capital plan. Additionally, in 2004, the Bank reclassified $13.5 million of stock that was previously subject to mandatory redemption to capital. The reclassification out of capital occurred when a member merged with a non-member. Subsequently, the non-member applied for membership and was approved and, therefore, the stock subject to mandatory redemption was reclassified back to capital.

	Capital Stock - Class B (putable)
	Membership Stock		Activity-based Stock
	Required	Excess	Required	Excess	Total
BALANCE DECEMBER 31, 2003	$339,042	$31,002	$1,706,700	$39,756	$2,116,500

Proceeds from issuance of capital stock	37,037	—	723,887	—	760,924
Repurchase/redemption of capital stock	—	(21,796)	—	(562,419)	(584,215)
Shares reclassified to mandatorily redeemable capital stock	—	(19,413)	(53,680)	(1,908)	(75,001)
Shares reclassified from mandatorily redeemable capital stock	—	7,904	5,562	—	13,466
Net shares transferred from required and excess stock	(31,805)	31,805	(571,855)	571,855	—

BALANCE DECEMBER 31, 2004	344,274	29,502	1,810,614	47,284	2,231,674

Proceeds from issuance of capital stock	22,853	—	835,624	—	858,477
Repurchase/redemption of capital stock	—	—	—	(1,120,102)	(1,120,102)
Shares reclassified to mandatorily redeemable capital stock	(10,000)	(3,174)	(24,613)	(208)	(37,995)
Net shares transferred from required and excess stock	(1,339)	1,339	(1,121,602)	1,121,602	—

BALANCE DECEMBER 31, 2005	355,788	27,667	1,500,023	48,576	1,932,054

Proceeds from issuance of capital stock	22,168	—	658,045	—	680,213
Repurchase/redemption of capital stock	—	(99)	—	(703,573)	(703,672)
Shares reclassified to mandatorily redeemable capital stock	—	(1,357)	(1,310)	(50)	(2,717)
Net shares transferred from required and excess stock	576	(576)	(705,722)	705,722	—

BALANCE DECEMBER 31, 2006	$378,532	$25,635	$1,451,036	$50,675	$1,905,878

Mandatorily Redeemable Capital Stock. On January 1, 2004, the Bank reclassified $47.2 million of its outstanding capital stock to mandatorily redeemable capital stock in the statement of condition upon adoption of SFAS 150. The Bank also recorded estimated dividends earned as a part of the carrying value of the mandatorily redeemable capital stock. The difference between the prior carrying amount and the mandatorily redeemable capital stock of $0.1 million was recorded as a cumulative effect of a change in accounting principle in the statement of income.
The following table shows the Bank’s capital stock subject to mandatory redemption by reason for redemption at December 31, 2006 and 2005 (dollars in thousands).

	2006		2005
	Number of		Number of
	Members	Amount	Members	Amount
Voluntary termination of membership as a result of a merger or consolidation into a nonmember or into a member of another FHLBank	25	$53,173	23	$63,701
Member withdrawal	1	11,256	1	21,125
Member requests for partial redemptions of excess stock	8	423	5	258

Total	34	$64,852	29	$85,084

For the years ended December 31, 2006 and 2005, dividends on mandatorily redeemable capital stock in the amount of $3.0 million and $2.0 million were recorded as interest expense.
The following table shows the amount of capital stock subject to redemption or repurchase by year of redemption or repurchase at December 31, 2006 and 2005 (dollars in thousands). Membership stock is shown by year of earliest mandatory redemption, which reflects the earliest time at which the Bank is required to repurchase the member’s capital stock. Activity-based stock is shown by year of anticipated repurchase assuming that the Bank will repurchase activity-based stock as the associated activities are reduced or no longer outstanding and that the underlying activities are no longer outstanding on their contractual maturity dates (which may be before or after the expiration of the five-year notice of redemption or withdrawal).

Year of Redemption or Repurchase	2006	2005
2006	$—	$12,399
2007	444	5,814
2008	25,199	25,769
2009	16,120	17,633
2010	20,112	19,614
2011	2,096	3,203
Thereafter	881	652

Total	$64,852	$85,084

The Bank’s activity for mandatorily redeemable capital stock was as follows in 2006, 2005 and 2004 (dollars in thousands).

	2006	2005	2004
Balance, beginning of year	$85,084	$58,862	$—
Mandatorily redeemable stock issued	1,187	—	—
Capital stock subject to mandatory redemption reclassified from equity on adoption of SFAS 150	—	—	47,196
Capital stock subject to mandatory redemption reclassified from equity	2,961	37,995	27,805
Capital stock previously subject to mandatory redemption reclassified to equity	(244)	—	(13,466)
Redemption of mandatorily redeemable capital stock	(24,136)	(11,773)	(2,673)

Balance, end of year	$64,852	$85,084	$58,862

Capital stock previously subject to mandatory redemption reclassified to equity is discussed in “Capital Stock Rollforward” on page S-54.
Note 16—Employee Retirement Plans
The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan, formerly known as the Financial Institutions Retirement Fund. The plan covers substantially all officers and employees of the Bank. The Bank’s contributions to the Pentegra Defined Benefit Plan through June 30, 1987 represented the normal cost of the plan. The plan reached the full funding limitation, as defined by the Employee Retirement Income Security Act, for the plan year beginning July 1, 1987, because of favorable investment and other actuarial experience during previous years. As a result, the Pentegra Defined Benefit Plan suspended employer contributions for all plan years ending after June 30, 1987 through 2003. Contributions to the plan resumed in 2004. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $2.4 million in 2006, $1.9 million in 2005, and $0.9 million in 2004. The Pentegra Defined Benefit Plan is a multiemployer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not made.

The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan, formerly known as the Financial Institutions Thrift Plan. The plan covers substantially all employees of the Bank that meet certain eligibility requirements. The Bank’s contributions are equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank contributed $0.5 million for each of the years ended December 31, 2006, 2005, and 2004.
In addition, the Bank offers the Benefit Equalization Plan (BEP). The BEP is a nonqualified retirement plan restoring benefits offered under the qualified plans which have been limited by laws governing such plans. The BEP covers selected officers of the Bank. There are no funded assets that have been designated to provide benefits under this plan.
The Bank adopted SFAS 158 as of December 31, 2006. The amounts recognized in the statement of condition upon adoption were as follows (dollars in thousands):

	Before		After
	Application		Application
	of SFAS		of SFAS
	158	Adjustments	158
Other assets	27,478	(294)	27,184
Total liabilities	39,792,819	(379)	39,792,440
Accumulated other comprehensive loss	(1,238)	85	(1,153)
Total capital	2,248,886	85	2,248,971
Defined contribution. The portion of the BEP that is defined contribution relates to the Bank’s qualified defined contribution plan. The Bank contributed $15,000, $49,000, and $42,000 in the years ended December 31, 2006, 2005, and 2004 for this portion of the BEP.

Defined benefit. The portion of the BEP that is defined benefit relates to the Bank’s qualified defined benefit plan. The projected benefit obligation of the Bank’s BEP at December 31, 2006 and 2005 was as follows (dollars in thousands):

	2006	2005
Change in benefit obligation
Projected benefit obligation at beginning of year	$4,888	$4,139
Service cost	54	219
Interest cost	281	245
Actuarial gain	(164)	(67)
Benefits paid	(307)	—
Change due to decrease in discount rate	(137)	352

Projected benefit obligation at end of year	$4,615	$4,888

Amounts recognized in the statements of condition for the Bank’s BEP at December 31, 2006 and 2005 were (dollars in thousands):

	2006	2005
Accrued benefit liability	$4,615	$3,719
Intangible asset	—	(349)
Accumulated other comprehensive loss	(1,771)	(769)

Net recorded liability	$2,844	$2,601

Components of net periodic benefit cost for the Bank’s BEP for the years ended December 31, 2006, 2005, and 2004 were (dollars in thousands):

	2006	2005	2004
Service cost	$54	$219	$216
Interest cost	281	245	222
Amortization of unrecognized prior service cost	55	73	74
Amortization of unrecognized net loss	159	131	141

Net periodic benefit cost	$549	$668	$653

The measurement date used to determine the current year’s benefit obligations was December 31, 2006.

Key assumptions and other information for the actuarial calculations for the Bank’s BEP for the years ended December 31, 2006, 2005 and 2004 were:

	2006	2005	2004
Discount rate — benefit obligations	5.75%	5.50%	6.00%
Discount rate — net periodic benefit cost	5.50%	6.00%	6.00%
Salary increases	5.50%	5.50%	5.50%
Amortization period (years)	11	10	10
The 2006 discount rate used to determine the benefit obligation of the BEP was determined using a discounted cash flow approach which incorporates the timing of each expected future benefit payment. Future benefit payments were estimated based on census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments was calculated using duration based interest rate yields from the Citibank Pension Liability Index at December 31, 2006, and solving for the single discount rate that produced the same present value.
Estimated future benefit payments reflecting expected future services for the year ended December 31, 2006 were (dollars in thousands):

Year	Amount
2007	$252
2008	256
2009	261
2010	266
2011	271
2012 through 2016	1,458
Amounts in accumulated other comprehensive income expected to be recognized as components as net periodic benefit costs during 2007 are (dollars in thousands):

Amortization of unrecognized prior service cost	$54
Amortization of unrecognized net loss	102

Total amortization of amounts in accumulated other comprehensive income	$156

Note 17—Segment Information
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

The following shows the Bank’s financial performance by operating segment for the years ended December 31, 2006, 2005, and 2004 (dollars in thousands):

	Member	Mortgage
	Finance	Finance	Total
2006
Adjusted net interest income	$122,079	$32,030	$154,109
Reversal of credit losses on mortgage loans	—	513	513

Adjusted net interest income after mortgage loan credit loss provision	$122,079	$32,543	$154,622

Average assets for the year	$26,720,662	$17,120,326	$43,840,988
Total assets at year end	$25,897,172	$16,144,239	$42,041,411

2005
Adjusted net interest income	$111,209	$46,887	$158,096
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$111,209	$46,887	$158,096

Average assets for the year	$29,498,835	$17,719,076	$47,217,911
Total assets at year end	$27,794,045	$17,928,434	$45,722,479

2004
Adjusted net interest income	$72,119	$38,096	$110,215
Reversal of credit losses on mortgage loans	—	5,048	5,048

Adjusted net interest income after mortgage loan credit loss provision	$72,119	$43,144	$115,263

Average assets for the year	$29,940,272	$18,483,211	$48,423,483
Total assets at year end	$30,172,389	$18,875,321	$49,047,710

The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. Net interest income does not include these amounts in the Statements of Income for financial reporting purposes. Interest income and interest expense associated with economic hedges are recorded in other income in “Net gain (loss) on derivatives and hedging activities” on the Statements of Income. The following table reconciles the Bank’s financial performance by operating segment to the Bank’s total income before assessments for the years ended December 31, 2006, 2005, and 2004 (dollars in thousands):

	2006	2005	2004
Adjusted net interest income after mortgage loan credit loss provision	$154,622	$158,096	$115,263
Net interest expense on economic hedges	227	135,522	388,328

Net interest income after mortgage loan credit loss provision	154,849	293,618	503,591

Other income	8,687	46,814	(336,806)
Other expenses	41,567	39,005	31,121

Income before assessments	$121,969	$301,427	$135,664

Note 18—Derivatives and Hedging Activities
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
Consistent with Bank policy and Finance Board regulations, the Bank enters into derivatives only to reduce the market risk exposures inherent in otherwise unhedged assets and funding positions. Bank management uses derivatives in cost-efficient strategies and may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges). As a result, the Bank recognizes only the change in fair value of these derivatives and the related net interest income or expense in other income as net gain (loss) on derivatives and hedging activities with no offsetting fair value adjustments for the asset, liability, or firm commitment.
The Bank recorded the following net gain (loss) on derivatives and hedging activities in other income for the years ended December 31, 2006, 2005, and 2004 (dollars in thousands):

	2006	2005	2004
Net gain related to fair value hedge ineffectiveness	$2,680	$5,949	$3,221
Net (loss) gain related to economic hedges and embedded derivatives	(402)	32,998	(355,603)

Net gain (loss) on derivatives and hedging activities	$2,278	$38,947	$(352,382)

The following table categorizes the notional amount and the estimated fair value of derivatives, excluding accrued interest, by derivative instrument and type of accounting treatment at December 31, 2006 and 2005 (dollars in thousands):

	2006		2005
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$27,426,995	$(228,998)	$30,027,232	$(438,604)
Economic	515,000	(192)	930,935	(6,356)
Interest rate swaptions
Economic	1,425,000	2	—	—
Interest rate caps
Economic	100,000	—	100,000	1
Forward settlement agreements
Economic	17,000	114	36,500	(154)
Mortgage delivery commitments
Economic	15,792	(57)	36,077	89

Total notional and fair value	$29,499,787	$(229,131)	$31,130,744	$(445,024)

Total derivatives, excluding accrued interest		(229,131)		(445,024)
Accrued interest		101,745		83,940

Net derivative balance		$(127,386)		$(361,084)

Net derivative assets		36,119		18,440
Net derivative liabilities		(163,505)		(379,524)

Net derivative balance		$(127,386)		$(361,084)

At December 31, 2006 and 2005, the Bank had one callable bond with a par amount of $15.0 million that contains an embedded derivative that has been bifurcated from its host. The fair value of this embedded derivative is presented on a combined basis with the host contract and not included in the above table. The fair value of the embedded derivative was a liability of $0.1 million and $0.3 million at December 31, 2006 and 2005.
Hedging Activities
The Bank formally documents all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing ineffectiveness. All derivatives designated as fair value hedges are linked to assets and liabilities in the statements of condition or firm commitments. The Bank formally assesses (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank typically uses regression analyses to assess the effectiveness of its hedges.

The Bank discontinues hedge accounting prospectively when any of the following occur:
(1)	Management determines the derivative is no longer effective in offsetting changes in the fair value of a hedged item (including hedged items such as firm commitments or forecasted transactions).

(2)	The derivative and/or the hedged item expires or is sold, terminated, or exercised.

(3)	A hedged firm commitment no longer meets the definition of a firm commitment.

(4)	Management determines that the hedge designation is no longer appropriate.
Consolidated Obligations — The Bank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation. While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank has consolidated obligations for which it is the primary obligor. The Bank enters into derivative agreements to hedge the interest rate risk associated with its specific debt issues.
In a typical transaction, fixed rate consolidated obligations are issued for one or more FHLBanks. The Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to the Bank designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. These transactions are treated as fair value hedges. In this typical transaction, the Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable rate advances (typically one- or three-month LIBOR). This intermediation between the capital and derivative markets permits the Bank to raise funds at lower costs than would otherwise be available through the issuance of variable rate consolidated obligations in the capital markets.
Advances — With issuances of fixed rate putable advances, the Bank may purchase from the borrower a put option that enables the Bank to terminate the advance. Should an advance be terminated, the Bank will offer to provide replacement funding based on the Bank’s available advance products subject to the Bank’s normal credit and collateral requirements. The Bank may hedge a putable advance by entering into a cancelable derivative under which the Bank pays a fixed rate and receives a variable rate. This type of hedge is treated as a fair value hedge. The derivative counterparty may cancel the derivative on any put date, which would normally occur in a rising rate environment.
The optionality embedded in certain financial instruments held by the Bank can create interest rate risk. When a borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance were invested in lower yielding assets that continue to be funded by higher cost debt. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. When the Bank offers advances (other than short-term advances) a borrower may prepay without a prepayment fee, the Bank usually finances such advances with callable debt or hedges this option.

Mortgage Assets — The Bank invests in mortgage loans, securities, and certificates. The prepayment options embedded in mortgage assets can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds.
The Bank manages the interest rate and prepayment risk associated with mortgages through a combination of debt issuance and derivatives. The Bank issues index amortizing notes to achieve cash flow patterns and liability durations similar to those expected on the mortgage assets. The Bank also purchases interest rate caps and floors, swaptions, and callable swaps to minimize the prepayment risk embedded in the mortgage portfolio. Although these derivatives are valid economic hedges against the prepayment risk of the assets, they are not specifically linked to individual loans and therefore do not receive hedge accounting. The derivatives are marked to market through earnings.
Mortgage Commitments — Mortgage purchase commitments that obligate the Bank to purchase closed mortgage loans from its members entered into after June 30, 2003 are considered derivatives. The Bank may establish an economic hedge of these commitments by selling derivatives such as mortgage-backed securities to be announced (TBA) for forward settlement. A TBA represents a forward contract for the sale of mortgage-backed securities at a future agreed upon date. Upon expiration of the mortgage purchase commitment, the Bank purchases the TBA to close the hedged position.
Both the mortgage purchase commitment and the TBA used in the hedging strategy are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.
Investments — The Bank invests in government-sponsored enterprise obligations, mortgage-backed securities, and the taxable portion of state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage against prepayment and duration risk by funding investment securities with consolidated obligations that have call features, by hedging the prepayment risk with interest rate caps or floors, or by adjusting the duration of the securities by using derivatives to modify the cash flows of the securities. These securities may be classified as trading, available-for-sale, or held-to-maturity at the time of purchase.
The Bank may manage the risk arising from changing market prices and volatility of investment securities classified as trading by entering into derivatives (economic hedges) that offset the changes in fair value of the securities. The market value changes of both the trading securities and the associated derivatives are included in other income as net gain (loss) on trading securities and net gain (loss) on derivatives and hedging activities. The net interest income or expense on the derivatives is recorded in other income.

For available-for-sale securities whose hedges qualify as a fair value hedge, the Bank records the portion of the change in value related to the risk being hedged and the related change in the fair value of the derivative in other income as net gain (loss) on derivatives and hedging activities. The remainder of the change is recorded in other comprehensive income as net unrealized gain or loss on available-for-sale securities. At December 31, 2006, the Bank did not have any available-for-sale securities whose hedge qualified as a fair value hedge.
The Bank is not a derivatives dealer and thus does not trade derivatives for short-term profit.
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
The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements on all derivatives that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing interest rate swaps, forward agreements, mandatory delivery contracts for mortgage loans (for contracts executed after June 30, 2003), and purchased caps and floors that have a net positive market value if the counterparty defaults and the related collateral, if any is of no value to the Bank. This collateral has not been sold or repledged.
At December 31, 2006 and 2005, the Bank’s maximum credit risk, as defined previously, was $36.1 million and $18.4 million. These totals include $28.3 million and $9.0 million of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. The Bank held of $1.6 million and $0 as collateral at December 31, 2006 and 2005.
The Bank transacts most of its derivatives with large highly rated banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations.

Note 19—Estimated Fair Values
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2006 and 2005. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair value summary tables on pages S-71 and S-72 do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account profit spreads on existing assets and future business opportunities.
Cash and Due from Banks and Securities Purchased under Agreements to Resell. The estimated fair value approximates the recorded book balance.
Interest-bearing Deposits and Federal Funds Sold. The estimated fair value is determined by calculating the present value of the expected future cash flows for instruments with more than three months to maturity. Interest-bearing Deposits and Federal Funds are discounted at comparable debt rates plus a profit margin. The estimated fair value approximates the recorded book balance of interest-bearing deposits and Federal funds with three months or less to maturity.
Investment Securities. The estimated fair value is determined based on quoted prices excluding accrued interest as of the last business day of the year. When quoted prices are not available, the estimated fair value is determined by calculating the present value of expected future cash flows and reducing the amount for accrued interest receivable.
Advances and Other Loans. The Bank determines the estimated fair value of advances by calculating the present value of expected future cash flows from the advances and excluding accrued interest receivable. The discount rates used in these calculations are the replacement advance rates for advances with similar terms. Under Bank policy and Finance Board regulations, advances with a maturity and repricing period greater than six months generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. Therefore, the estimated fair value of advances does not assume prepayment risk.
Mortgage Loans Held for Portfolio. The estimated fair values for mortgage loans are determined based on contractual cash flows adjusted for prepayment assumptions and credit risk factors, discounted using the quoted market prices of similar mortgage loans, and reduced by the amount of accrued interest receivable. These prices, however, can change rapidly based on market conditions and are highly dependent on the underlying prepayment assumptions.

Accrued Interest Receivable and Payable. The estimated fair value approximates the recorded book value.
Derivative Assets and Liabilities. The Bank calculates fair values of derivatives by discounting expected future cash flows at LIBOR rates and using implied interest rate volatilities derived from market prices of options. The estimated fair values are netted by counterparty where such legal right exists. If these netted amounts are positive, they are classified as assets and if negative, as liabilities.
Deposits. The Bank determines estimated fair values of Bank deposits with more than three months to maturity by calculating the present value of expected future cash flows from the deposits and reducing this amount by accrued interest payable. The discount rates used in these calculations are LIBOR rates with similar terms. The estimated fair value approximates the recorded book balance for deposits with three months or less to maturity.
Consolidated Obligations. The Bank estimates fair values based calculating the present value of expected future cash flows and reducing the amount for accrued interest receivable discounted at comparable debt rates.
Borrowings. The Bank determines the estimated fair value of borrowings with more than three months to maturity by calculating the present value of expected future cash flows from the borrowings and reducing this amount by accrued interest payable. The discount rates used in these calculations are the estimated cost of borrowings with similar terms. For borrowings with three months or less to maturity, the estimated fair value approximates the recorded book balance.
Mandatorily Redeemable Capital Stock. The fair value of capital subject to mandatory redemption is generally reported at par value. Fair value also includes estimated dividends earned at the time of the reclassification from equity to liabilities, until such amount is paid. Stock can only be acquired by members at par value and redeemed at par value. Stock is not traded and no market mechanism exits for the exchange of stock outside the cooperative structure.
Commitments to Extend Credit for Mortgage Loans. The estimated fair value of the Bank’s commitments to table fund mortgage loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair value of these fixed rate loan commitments also takes into account the difference between current and committed interest rates.
Standby Letters of Credit. The estimated fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2006 were as follows (dollars in thousands):
2006 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value
Assets
Cash and due from banks	$30,181	$—	$30,181
Interest-bearing deposits	11,392	—	11,392
Securities purchased under agreements to resell	305,000	—	305,000
Federal funds sold	1,625,000	—	1,625,000
Available-for-sale securities	562,165	—	562,165
Held-to-maturity securities	5,715,161	(29,352)	5,685,809
Advances	21,854,991	(24,908)	21,830,083
Mortgage loans held for portfolio, net	11,775,042	(294,258)	11,480,784
Accrued interest receivable	92,932	—	92,932
Derivative assets	36,119	—	36,119

Liabilities
Deposits	(941,449)	4	(941,445)
Securities sold under agreements to repurchase	(500,000)	(2,207)	(502,207)

Consolidated obligations
Discount notes	(4,684,714)	1,923	(4,682,791)
Bonds	(33,066,286)	(17,923)	(33,084,209)

Consolidated obligations, net	(37,751,000)	(16,000)	(37,767,000)

Mandatorily redeemable capital stock	(64,852)	—	(64,852)
Accrued interest payable	(300,139)	—	(300,139)
Derivative liabilities	(163,505)	—	(163,505)

Other
Standby letters of credit	(663)	—	(663)

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2005 were as follows (dollars in thousands):
2005 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value
Assets
Cash and due from banks	$42,366	$—	$42,366
Interest-bearing deposits	700,025	—	700,025
Securities purchased under agreements to resell	305,000	—	305,000
Federal funds sold	2,985,000	—	2,985,000
Trading securities	8,693	—	8,693
Available-for-sale securities	250,235	—	250,235
Held-to-maturity securities	5,978,367	(16,389)	5,961,978
Advances	22,283,315	(16,473)	22,266,842
Mortgage loans held for portfolio, net	13,018,030	(249,256)	12,768,774
Accrued interest receivable	99,732	—	99,732
Derivative assets	18,440	—	18,440

Liabilities
Deposits	(864,708)	3	(864,705)
Securities sold under agreements to repurchase	(500,000)	(3,829)	(503,829)

Consolidated obligations
Discount notes	(4,066,732)	1,349	(4,065,383)
Bonds	(37,129,784)	(29,542)	(37,159,326)

Consolidated obligations, net	(41,196,516)	(28,193)	(41,224,709)

Mandatorily redeemable capital stock	(85,084)	—	(85,084)
Accrued interest payable	(315,657)	—	(315,657)
Derivative liabilities	(379,524)	—	(379,524)

Other
Commitments to extend credit for mortgage loans	—	(1)	(1)
Standby letters of credit	(545)	—	(545)

Note 20—Commitments and Contingencies
As described in Note 14, the 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon by the Finance Board to repay all or part of such obligations, as determined or approved by the Finance Board. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank.
The Bank considered the guidance under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), and determined it was not necessary to recognize the fair value of the Bank’s joint and several liability for all the consolidated obligations. The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks’ consolidated obligations, the Bank’s joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at December 31, 2006 and 2005. The par amounts of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable were approximately $913.6 billion and $895.7 billion at December 31, 2006 and 2005.
There were no commitments that legally bind and unconditionally obligate the Bank for additional advances at December 31, 2006 or 2005. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $1.3 billion and $1.1 billion at December 31, 2006 and 2005 and had original terms of five days to five years with a final expiration in 2011. Unearned fees for transactions prior to 2003 as well as the value of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and amount to $0.7 million and $0.5 million at December 31, 2006 and 2005. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these commitments. Advance commitments are fully collateralized throughout the life of the agreements (see Note 8). The estimated fair value of commitments at December 31, 2006 and 2005 is reported in Note 19.

Commitments that unconditionally obligate the Bank to fund/purchase mortgage loans from members in the MPF program totaled $15.8 million and $37.7 million at December 31, 2006 and 2005. Commitments are generally for periods not to exceed forty-five business days. Commitments that obligate the Bank to purchase closed mortgage loans from its members are considered derivatives under SFAS 149, and their estimated fair value at December 31, 2006 and 2005 is reported in Note 19 as mortgage delivery commitments. Commitments that obligate the Bank to table fund mortgage loans are not considered derivatives under SFAS 149, and the estimated fair value at December 31, 2006 and 2005 is reported in Note 19 as commitments to extend credit for mortgage loans.
As described in Note 1, for managing the inherent credit risk in the MPF program, participating members receive base and performance based credit enhancement fees from the Bank. When the Bank incurs losses for certain MPF products, it reduces base and performance based credit enhancement fee payments until the amount of the loss is recovered up to the limit of the FLA. The FLA is an indicator of the potential losses for which the Bank is liable (before the member’s credit enhancement is used to cover losses). The FLA amounted to $94.1 million and $91.4 million at December 31, 2006 and 2005.
The Bank generally executes derivatives with large highly rated banks and broker-dealers and enters into bilateral collateral agreements. The Bank had cash pledged as collateral to broker-dealers of $11.3 million and $64.9 million at December 31, 2006 and 2005 for derivatives. Cash pledged as collateral is classified as interest-bearing deposits in the statements of condition.

The Bank charged to operating expenses net rental costs of approximately $1.1 million, $1.1 million, and $1.0 million for the years ending December 31, 2006, 2005, and 2004. Future minimum rentals for premises and equipment at December 31, 2006 were as follows (dollars in thousands):

Year	Amount
2007	$1,292
2008	1,123
2009	986
2010	911
2011	894
Thereafter	13,905

Total	$19,111

Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.
The Bank entered into a $0.3 million and $5.0 million par value consolidated obligation discount note that had traded but not settled at December 31, 2006 and 2005. The Bank did not enter into any traded but not settled consolidated obligation bonds at December 31, 2006 or 2005. The Bank entered into a $7.5 million advance that had traded but not settled at December 31, 2006. The Bank did not enter into any traded but not settled advances at December 31, 2005.
The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.
Notes 1, 8, 9, 10, 11, 14, 16, and 18 discuss other commitments and contingencies.

Note 21—Activities with Stockholders and Housing Associates
Under the Bank’s capital plan, the only voting rights conferred upon the Bank’s members are for the election of directors. In accordance with the Act and Finance Board regulations, members elect a majority of the Bank’s Board of Directors. The remaining directors are appointed by the Finance Board. Under statute and regulations, each elective directorship is designated to one of the five states in the Bank’s district and a member is entitled to vote for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. At December 31, 2006 and 2005, no member owned more than 10 percent of the voting interests of the Bank due to statutory limits on members’ voting rights as discussed above.
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
In addition, the Bank has investments in Federal funds sold, interest-bearing deposits, commercial paper, and mortgage-backed securities that were issued by affiliates of its members. All investments are transacted at market prices and mortgage-backed securities are purchased through securities brokers or dealers.

The following table shows transactions with members and their affiliates, former members and their affiliates, and housing associates at December 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Assets:
Interest-bearing deposits	$—	$2,600
Federal funds sold	420,000	510,000
Investments	248,130	299,214
Advances	21,854,991	22,283,315
Accrued interest receivable	16,333	14,744
Derivative assets	6,507	3,343
Other assets	86	102

Total	$22,546,047	$23,113,318

Liabilities:
Deposits	$903,426	$849,103
Mandatorily redeemable capital stock	64,852	85,084
Accrued interest payable	424	199
Derivative liabilities	11,383	27,042
Other liabilities	663	102

Total	$980,748	$961,530

Notional amount of derivatives	$2,534,362	$2,502,463
Standby letters of credit	1,295,576	1,144,877
Transactions with Directors’ Financial Institutions
In the normal course of business, the Bank extends credit to its members whose directors and officers serve as its directors (Directors’ Financial Institutions). Finance Board regulations require that transactions with Directors’ Financial Institutions be subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. At December 31, 2006 and 2005, advances outstanding to the Bank Directors’ Financial Institutions aggregated $158.7 million and $214.8 million, representing 0.7 percent and 1.0 percent of the Bank’s total outstanding advances. During the years ended December 31, 2006, 2005, and 2004, the Bank acquired approximately $0.7 million, $3.6 million, and $5.5 million, respectively, of mortgage loans that were originated by the Bank Directors’ Financial Institutions. At December 31, 2006 and 2005, capital stock outstanding to the Bank Directors’ Financial Institutions aggregated $19.4 million and $20.8 million, representing 1.0 percent and 1.0 percent of the Bank’s total outstanding capital stock. The Bank did not have any investment or derivative transactions with Directors’ Financial Institutions during the years ended December 31, 2006, 2005, and 2004.

Business Concentrations
The Bank has business concentrations with stockholders whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding.
Capital Stock — The following tables present members and their affiliates holding 10 percent or more of outstanding capital stock (including stock classified as mandatorily redeemable) at December 31, 2006 and 2005 (shares in thousands):

			Shares at	Percent of
			December	Total Capital
Name	City	State	31, 2006	Stock
Superior	Minneapolis	MN	4,639	23.5%
Wells Fargo Bank, N.A.	Sioux Falls	SD	189	1.0

			4,828	24.5%

			Shares at	Percent of
			December	Total Capital
Name	City	State	31, 2005	Stock
Superior	Minneapolis	MN	5,252	26.0%
Wells Fargo Bank, N.A.	Sioux Falls	SD	189	1.0

			5,441	27.0%

The Bank participated in the MPF shared funding program, but only if participating members purchased the Bank’s stock to support its ability to fund its purchase of Shared Funding Certificates. Superior was the only member who participated in the shared funding program with the Bank. The Bank reached an understanding with Superior that it would provide Superior a return on this transaction that was comparable to the return that the Bank provided to Superior under the MPF program through the payment of an additional fee. The total amount paid to Superior under the letter agreement was $2,000 in 2006, $29,000 in 2005 and $38,000 in 2004. The letter agreement was terminated by the Bank by letter dated January 13, 2006.
In the normal course of business, the Bank invested in interest-bearing deposits, commercial paper, and overnight and term Federal funds from Wells Fargo and its affiliates during the years ended December 31, 2005 and 2004. The Bank did not invest in these transactions with Wells Fargo in 2006.

Advances — The Bank had advances with Superior and Wells Fargo of $700.0 million at December 31, 2006 and 2005. The Bank did not make any new advances or collect principal from Superior or Wells Fargo during the year ended December 31, 2006.
Total interest income from Superior and Wells Fargo amounted to $36.3 million, $105.0 million, and $76.2 million, for the years ended December 31, 2006, 2005, and 2004. The Bank held sufficient collateral to cover the members’ advances and expected to incur no credit losses as a result of them. The Bank did not receive any prepayment fees from Superior or Wells Fargo during 2006, 2005, or 2004.
FHLBanks are permitted to price advances to their members differentially under governing regulations provided that, among other things, the Bank include in its Member Products Policy the standards and criteria for such differential pricing and the Bank apply such standards consistently and without discrimination to all members applying for advances. In 2004, the Bank entered into a number of putable advances transactions with Wells Fargo under terms and conditions that were not consistent with the then applicable differential pricing criteria set forth in our Member Products Policy and the Bank’s other members were not made aware that the Bank had entered into transactions with Wells Fargo on these terms and conditions. The financial impact of this refinancing to the Bank was approximately $0.9 million and $1.1 million in 2005 and 2004, respectively. These advances were terminated in 2005. The Bank subsequently amended its Member Products Policy to prohibit differential advance pricing except as provided therein, which does not include consideration of the availability of similar financing terms and conditions from alternative funding sources.
Additionally, in March 2004, the Bank entered into a single non-routine putable advance transaction with Wells Fargo whose spread was one basis point lower than the Bank’s target earnings spread, for an interest rate of 0.82 percent. The March 17, 2004 Wells Fargo advance that was conducted at a basis point lower than the target spread was put to and repaid by Wells Fargo in June 2004. Wells Fargo received a benefit of approximately $13,500 as a result of this transaction. In addition, from September 2003 to September 2004, the Bank also entered into thirteen other non-routine putable advance transactions with five different Bank members, including five additional transactions with Wells Fargo, that were at an earnings spread equal to the Bank’s target earnings spread applicable at the time of each transaction.
Mortgage Loans —The Bank did not purchase mortgage loans from Superior during 2006 and 2005. The Bank’s purchases of mortgage loans were concentrated with Superior in 2004 and amounted to $1.3 billion. These purchases represented 68 percent of the total mortgage loan purchases and originations. At December 31, 2006 and 2005, 85 percent and 88 percent, respectively, of the Bank’s loans outstanding were from Superior.
One of the conditions imposed on the Bank by the Finance Board at the time it approved the Bank’s participation in the MPF program was that the Bank use the pricing methodology established by the FHLBank of Chicago. The Bank did not do this in all cases involving loan purchases from Superior.

As a result of negotiated transactions between the Bank and Superior, at times it paid Superior higher prices on mortgages that it purchased from Superior compared with the prices paid on mortgages purchased from other members. The Bank paid Superior higher than posted prices totaling $1.6 million on $841.3 million of purchases in 2004.
The original terms of the MPF program contemplated that PFIs would be compensated for certain risks of loss the members retained (beyond those losses absorbed by PMI) through the payment of a base credit enhancement fee and an additional credit enhancement fee of 0.0375 percent. However, the Bank agreed to pay an additional credit enhancement fee of 0.0386 percent to Superior, 0.0011 percent more than other members were receiving. As a result of the higher additional credit enhancement fee paid to Superior, as of December 31, 2006, Superior had received approximately $0.1 million more in additional credit enhancement fees than it otherwise would have.
Other — In 2004, the Bank sold land to a Wells Fargo affiliate for $1.4 million. The price was supported by an appraisal. Concurrently with the sale, the Bank executed a 20 year lease with an affiliate of Wells Fargo for approximately 43,000 square feet of office space commencing on January 2, 2007. An independent third party representative negotiated the transaction on behalf of the Bank. The Bank has agreed to an annualized cost of $20.00 per square foot for the first 10 years and $22.00 per square foot in years 11 through 20. Future minimum rentals to the Wells Fargo affiliate are as follows (dollars in thousands):

Year	Amount
2007	$869
2008	869
2009	869
2010	869
2011	869
Thereafter	13,905

Total	$18,250

Note 22—Activities With Other FHLBanks
The Bank may invest in other FHLBank consolidated obligations, for which the other FHLBanks are the primary obligor, for liquidity purposes. These investments in other FHLBank consolidated obligations were purchased in the secondary market from third parties and were accounted for as available-for-sale securities.
The Bank did not have any investments in other FHLBank consolidated obligations at December 31, 2006. The Bank sold all of its investments in other FHLBank consolidated obligations in December 2005 and recorded a gain of $0.5 million on the sale of these investments.
The Bank recorded interest income from these investments in other FHLBank consolidated obligations. Interest income amounted to $0, $3.8 million, and $4.0 million for the years ended December 31, 2006, 2005, and 2004 from the FHLBank of San Francisco. Interest income amounted to $0, $2.0 million, and $1.2 million for the years ended December 31, 2006, 2005, and 2004 from the FHLBank of Indianapolis.
The Bank purchased MPF shared funding certificates from the FHLBank of Chicago (see Notes 1 and 7).

The FHLBank of Chicago participates in portions of mortgage loans purchased by the Bank from its participating members. The following table shows the participations for the years ended December 31, 2006, 2005, and 2004 (dollars in thousands):

	2006	2005	2004
Des Moines purchases	$358,595	$466,137	$1,848,633
Chicago participations	56	4,607	72,239

Total	$358,651	$470,744	$1,920,872

Total Chicago participations as a percent of the total	0.0%	1.0%	3.8%

In addition, the Bank recorded service fee expense as an offset to other income due to its relationship with the FHLBank of Chicago in the MPF program. The Bank recorded $0.5 million, $0.4 million and $0.2 million in service fee expense to the FHLBank of Chicago for the year ended December 31, 2006, 2005 and 2004 which was recorded as a reduction of other income.
The Bank made program contributions to the FHLBank of Chicago to participate in the MPF program of $1.0 million in 1999 and $0.5 million in 2000. The FHLBank of Chicago pays the Bank a monthly participation fee based on the aggregate amount of outstanding loans purchased under the MPF program. The Bank recorded other income of $0.3 million for each of the years ended December 31, 2006, 2005, and 2004. The FHLBank of Chicago is required to pay the Bank this monthly participation fee until the tenth anniversary of the day the agreement between the Bank and the FHLBank of Chicago is terminated. Either party may terminate the agreement with ninety days written notice to the other party.
The Bank may sell or purchase unsecured overnight and term Federal funds at market rates to or from other FHLBanks.

The following tables show loan activity to other FHLBanks at December 31, 2006 and 2004 (dollars in thousands). All these loans were overnight loans. The Bank did not make any loans to other FHLBanks during 2005.

			Principal
	Beginning		Payment	Ending
Other FHLBank	Balance	Advance	Received	Balance
2006
Dallas	$—	$(50,000)	$50,000	$—

			Principal
	Beginning		Payment	Ending
Other FHLBank	Balance	Advance	Received	Balance
2004
New York	$—	$(195,000)	$195,000	$—
Pittsburgh	—	(605,000)	605,000	—
Topeka	—	(80,000)	80,000	—

Total	$—	$(880,000)	$880,000	$—

The following table shows loan activity from other FHLBanks at December 31, 2006, 2005, and 2004 (dollars in thousands):

	Beginning		Principal	Ending
Other FHLBank	Balance	Borrowings	Payment	Balance
2006
Cincinnati	$—	$255,000	$(255,000)	$—
San Francisco	—	640,000	(640,000)	—

Total	$—	$895,000	$(895,000)	$—

2005
Chicago	$—	$25,000	$(25,000)	$—
Cincinnati	—	593,000	(593,000)	—
Indianapolis	—	15,000	(15,000)	—
San Francisco	—	535,000	(535,000)	—

Total	$—	$1,168,000	$(1,168,000)	$—

2004
Atlanta	$—	$45,000	$(45,000)	$—
Cincinnati	—	205,000	(205,000)	—
San Francisco	—	60,000	(60,000)	—

Total	$—	$310,000	$(310,000)	$—

The Office of Finance may also coordinate transfers of FHLBank debt among other FHLBanks. The Bank may, from time to time, assume the outstanding primary liability of another FHLBank rather than issue new debt for which the Bank is the primary obligor. If an FHLBank has acquired excess funding, that FHLBank may offer their debt to the other 11 FHLBanks at the current market rate of interest consistent with what may be expected in the auction process. The Bank may choose to assume the outstanding primary liability of another FHLBank as it would have a known price compared with issuing debt through the auction process where actual pricing is unknown prior to issuance. The Bank did not assume the outstanding primary liability of another FHLBank during the year ended December 31, 2006 or 2005. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances.

Note 23—Other Expense
The following table shows the major components of other expense for the years ended December 31, 2006, 2005, and 2004 (dollars in thousands).

	2006	2005	2004
Compensation and benefits	$22,577	$20,259	$17,310

Occupancy cost	720	726	763
Other operating expenses	15,758	15,266	10,745

Total operating expenses	16,478	15,992	11,508

Finance Board	1,530	1,733	1,331
Office of Finance	982	1,021	972

Total other expense	$41,567	$39,005	$31,121

Note 24—Subsequent Event
On March 26, 2007, the board of directors approved payment of a cash dividend at a rate of 4.25 percent per annum based on average capital stock balances for the three-month period ending February 28, 2007. The dividend amounted to $20.7 million and was paid on March, 28, 2007.

EXHIBIT INDEX

Exhibit
No.	Description
10.3	Lease Agreement for 801 Walnut Street between the Bank and Wells Fargo Financial, Inc. dated April 27, 2004

10.3.1	First Amendment to Lease November 26, 2006

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the senior vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the senior vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Report