Form 10-Q
period 2007-03-31
Federal Home Loan Bank of Des Moines
filed 2007-05-11
CIK 1325814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51999

FEDERAL HOME LOAN BANK OF DES MOINES
(Exact name of registrant as specified in its charter)

Federally chartered corporation	42-6000149
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Skywalk Level
801 Walnut Street, Suite 200	50309
Des Moines, IA	(Zip code)
(Address of principal executive offices)
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

Shares outstanding
as of April 30, 2007
Class B Stock, par value $100	19,247,548

PART 1–FINANCIAL INFORMATION
Item 1. Financial Statements
FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(In thousands, except shares)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$22,102	$30,181
Interest-bearing deposits	1,972	11,392
Securities purchased under agreements to resell	305,000	305,000
Federal funds sold	3,209,000	1,625,000
Investments
Available-for-sale securities include $512,344 and $513,457 pledged as collateral at March 31, 2007 and December 31, 2006 that may be repledged (Note 3)	522,036	562,165
Held-to-maturity securities include $0 pledged as collateral at March 31, 2007 and December 31, 2006 that may be repledged (estimated fair value of $5,644,269 and $5,685,809 at March 31, 2007 and December 31, 2006) (Note 4)	5,659,301	5,715,161
Advances (Note 5)	21,322,380	21,854,991
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $250 at March 31, 2007 and December 31, 2006 (Note 7)	11,514,421	11,775,042
Accrued interest receivable	94,625	92,932
Premises and equipment, net	6,799	6,244
Derivative assets (Note 12)	42,523	36,119
Other assets	26,458	27,184

Total assets	$42,726,617	$42,041,411

LIABILITIES AND CAPITAL
LIABILITIES
Deposits
Interest-bearing	$1,137,377	$899,520
Noninterest-bearing demand	21,643	41,929

Total deposits	1,159,020	941,449

Securities sold under agreements to repurchase	500,000	500,000

Consolidated obligations, net (Note 8)
Discount notes	4,538,448	4,684,714
Bonds	33,725,654	33,066,286

Total consolidated obligations, net	38,264,102	37,751,000

Mandatorily redeemable capital stock	59,046	64,852
Accrued interest payable	317,600	300,139
Affordable Housing Program (Note 6)	45,887	44,714
Payable to REFCORP	5,316	5,945
Derivative liabilities (Note 12)	128,735	163,505
Other liabilities	19,524	20,836

Total liabilities	40,499,230	39,792,440

Commitments and contingencies (Note 13)

CAPITAL (Note 9)
Capital stock – Class B putable ($100 par value) authorized, issued, and outstanding 18,843,276 and 19,058,783 shares at March 31, 2007 and December 31, 2006	1,884,328	1,905,878
Retained earnings	344,475	344,246
Accumulated other comprehensive loss
Net unrealized (loss) gain on available-for-sale securities	(114)	188
Other	(1,302)	(1,341)

Total capital	2,227,387	2,248,971

Total liabilities and capital	$42,726,617	$42,041,411

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
INTEREST INCOME
Advances	$290,488	$252,951
Advance prepayment fees, net	71	13
Interest-bearing deposits	121	7,770
Securities purchased under agreements to resell	4,029	3,415
Federal funds sold	39,249	36,147
Investments
Trading securities	—	91
Available-for-sale securities	7,511	1,344
Held-to-maturity securities	75,640	71,533
Mortgage loans held for portfolio	145,160	159,196

Total interest income	562,269	532,460

INTEREST EXPENSE
Consolidated obligations
Discount notes	67,955	50,054
Bonds	434,030	429,416
Deposits	14,016	8,438
Borrowings from other FHLBanks	—	59
Securities sold under agreements to repurchase	7,371	6,362
Mandatorily redeemable capital stock	654	635

Total interest expense	524,026	494,964

NET INTEREST INCOME	38,243	37,496
Provision for credit losses on mortgage loans	—	—

NET INTEREST INCOME AFTER MORTGAGE LOAN CREDIT LOSS PROVISION	38,243	37,496

OTHER INCOME
Service fees	580	618
Net loss on trading securities	—	(31)
Net realized gain on held-to-maturity securities	545	—
Net (loss) gain on derivatives and hedging activities	(1,388)	1,469
Other, net	475	522

Total other income	212	2,578

OTHER EXPENSE
Salaries and benefits	5,922	5,990
Operating	3,405	4,328
Finance Board	408	442
Office of Finance	344	294

Total other expense	10,079	11,054

INCOME BEFORE ASSESSMENTS	28,376	29,020

Affordable Housing Program	2,876	2,434
REFCORP	5,199	5,317

Total assessments	8,075	7,751

NET INCOME	$20,301	$21,269

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	(Loss) Income	Capital

BALANCE DECEMBER 31, 2006	19,059	$1,905,878	$344,246	$(1,153)	$2,248,971

Proceeds from issuance of capital stock	1,532	153,232	—	—	153,232

Repurchase/redemption of capital stock	(1,747)	(174,660)	—	—	(174,660)

Net shares reclassified to mandatorily redeemable capital stock	(1)	(122)	—	—	(122)

Comprehensive income (loss)

Net income	—	—	20,301	—	20,301

Other comprehensive (loss) income

Net unrealized loss on available-for-sale securities	—	—	—	(302)	(302)

Other	—	—	—	39	39

Total comprehensive income (loss)	—	—	20,301	(263)	20,038

Cash dividends on capital stock (4.25% annualized)	—	—	(20,072)	—	(20,072)

BALANCE MARCH 31, 2007	18,843	$1,884,328	$344,475	$(1,416)	$2,227,387

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital

BALANCE DECEMBER 31, 2005	19,321	$1,932,054	$329,241	$(827)	$2,260,468

Proceeds from issuance of capital stock	1,588	158,776	—	—	158,776

Repurchase/redemption of capital stock	(1,732)	(173,173)	—	—	(173,173)

Net shares reclassified to mandatorily redeemable capital stock	2	200	—	—	200

Comprehensive income

Net income	—	—	21,269	—	21,269

Other comprehensive income

Net unrealized gain on available-for-sale securities	—	—	—	58	58

Total comprehensive income	—	—	21,269	58	21,327

Cash dividends on capital stock (3.00% annualized)	—	—	(14,279)	—	(14,279)

BALANCE MARCH 31, 2006	19,179	$1,917,857	$336,231	$(769)	$2,253,319

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$20,301	$21,269

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums, discounts, and basis adjustments on investments, advances, mortgage loans, and consolidated obligations	(4,030)	16,338
Concessions on consolidated obligation bonds	1,073	1,647
Premises and equipment	228	103
Net realized gain from sale of held-to-maturity securities	(545)	—
Net change in fair value adjustment on derivatives and hedging activities	(94)	(1,804)
Net realized loss on disposal of premises and equipment	77	9
Net change in:
Trading securities	—	635
Accrued interest receivable	(1,693)	(2,147)
Accrued interest on derivatives	2,011	9,662
Other assets	(449)	919
Accrued interest payable	17,461	(17,407)
Affordable Housing Program (AHP) liability and discount on AHP advances	1,165	(154)
Payable to REFCORP	(629)	(3,228)
Other liabilities	(1,273)	(346)

Total adjustments	13,302	4,227

Net cash provided by operating activities	33,603	25,496

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	9,420	121,743
Federal funds sold	(1,584,000)	310,000
Short-term held-to-maturity securities	(186,396)	427,303
Available-for-sale securities:
Proceeds from maturities	562,825	250,000
Purchases	(520,214)	—
Held-to-maturity securities:
Proceeds from sales	33,005	—
Proceeds from maturities	212,495	270,617
Purchases	—	(500,000)
Advances to members:
Principal collected	20,136,529	19,812,926
Originated	(19,573,035)	(19,661,519)
Mortgage loans held for portfolio:
Principal collected	334,340	390,199
Originated or purchased	(74,889)	(86,860)
Additions to premises and equipment	(991)	(475)
Proceeds from sale of premises and equipment	131	42

Net cash (used in) provided by investing activities	(650,780)	1,333,976

FINANCING ACTIVITIES
Net change in deposits	217,571	(55,264)
Net proceeds from issuance of consolidated obligations
Discount notes	141,311,028	166,627,225
Bonds	2,704,362	469,933
Payments for maturing and retiring consolidated obligations
Discount notes	(141,449,773)	(165,935,209)
Bonds	(2,126,662)	(2,442,780)
Proceeds from issuance of capital stock	153,232	158,776
Payments for repurchase/redemption of mandatorily redeemable capital stock	(5,928)	(1,279)
Payments for repurchase/redemption of capital stock	(174,660)	(173,173)
Cash dividends paid	(20,072)	(14,279)

Net cash provided by (used in) financing activities	609,098	(1,366,050)

Net decrease in cash and due from banks	(8,079)	(6,578)
Cash and due from banks at beginning of the period	30,181	42,366

Cash and due from banks at end of the period	$22,102	$35,788

Supplemental disclosures
Cash paid during the period for
Interest	$508,701	$486,863
AHP	$1,703	$2,580
REFCORP	$5,828	$8,545
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
Note 1—Basis of Presentation
The accompanying unaudited financial statements of the Bank for the three months ended March 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) of America (GAAP) for interim financial information. Accordingly, they do not include all of the information required by GAAP for full year information and should be read in conjunction with the audited financial statements for the year ended December 31, 2006, which are contained in the Bank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. In the opinion of management, the unaudited financial information is complete and reflects all adjustments needed for a fair statement of results for the interim periods. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2007.
Descriptions of the significant accounting policies of the Bank are included in Note 1 (Summary of Significant Accounting Policies) of the Bank’s 2006 audited financial statements in the annual report on Form 10-K.

Note 2—Recently Issued Accounting Standards & Interpretations
SFAS 155. On February 16, 2006, the Federal Accounting Standards Board (FASB) issued Statement of Financial Account Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155), which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement 125 (SFAS 140) to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. The Bank’s adoption of SFAS 155 on January 1, 2007 did not have a material effect on its results of operations or financial condition.
SFAS 157. On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under this standard, fair value measurements will be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank) and interim periods within those fiscal years, with early adoption permitted provided the entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Bank has not yet determined the effect that the adoption of this statement will have on its results of operations or financial condition.
DIG Issue B40. On December 20, 2006, the FASB issued Derivatives Implementation Group (DIG) Issue No. B40, Application of Paragraph 13(b) to Securitized Interest in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 clarifies when a securitized interest in prepayable financial assets is subject to the conditions in paragraph 13(b) of SFAS 133. The Bank’s adoption of DIG Issue B40 on January 1, 2007 did not have a material effect on its results of operations or financial condition.

SFAS 159. On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. It requires entities to separately display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. Additionally, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective at the beginning of an entity’s first fiscal year beginning after November 15, 2007 (January 1, 2008 for the Bank). Early adoption is permitted at the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. Although the Bank has not yet determined the effect that the implementation of SFAS 159 will have on its results of operations or financial condition, the Bank believes that, if implemented, SFAS 159 could have a material impact on its results of operations or financial condition.
FIN 39-1. On April 30, 2007, the FASB issued FASB Interpretation (FIN) No. FIN 39-1, Amendment of FIN No. 39 (FIN 39-1). FIN 39-1 permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that once elected, must be applied consistently. FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with earlier application permitted. An entity should recognize the effects of applying FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Bank has not yet determined the effect that the adoption of FIN 39-1 will have on its financial statements.

Note 3—Available-for-Sale Securities
Major Security Types. Available-for-sale securities at March 31, 2007 were as follows (dollars in thousands):

	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprise obligations	$522,150	$—	$114	$522,036

Available-for-sale securities at December 31, 2006 were as follows (dollars in thousands):

	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprise obligations	$561,977	$245	$57	$562,165

Government-sponsored enterprise obligations represented Federal National Mortgage Association (Fannie Mae) and/or Federal Home Loan Mortgage Corporation (Freddie Mac) debt securities.
The Bank reviewed its available-for-sale investments and has determined that all unrealized losses reflected above are temporary based on the creditworthiness of the issuers and the underlying collateral. Additionally, the Bank has the ability and intent to hold such securities through to recovery of the unrealized losses.
Redemption Terms. The following table shows the amortized cost and estimated fair value of available-for-sale securities at March 31, 2007 and December 31, 2006 categorized by contractual maturity (dollars in thousands). Expected maturities of some securities and mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$522,150	$522,036	$561,977	$562,165

Note 4—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities at March 31, 2007 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Commercial paper	$1,510,466	$—	$—	$1,510,466
State or local housing agency obligations	4,670	12	7	4,675
Other	8,275	171	—	8,446

Total non-mortgage-backed securities	1,523,411	183	7	1,523,587

Mortgage-backed securities
Government-sponsored enterprises	3,932,460	6,788	20,980	3,918,268
U.S. government agency-guaranteed	76,814	480	51	77,243
MPF shared funding	58,989	—	1,647	57,342
Other	67,627	202	—	67,829

Total mortgage-backed securities	4,135,890	7,470	22,678	4,120,682

Total	$5,659,301	$7,653	$22,685	$5,644,269

Held-to-maturity securities at December 31, 2006 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Commercial paper	$1,322,441	$—	$—	$1,322,441
State or local housing agency obligations	4,930	12	6	4,936
Other	8,275	165	—	8,440

Total non-mortgage-backed securities	1,335,646	177	6	1,335,817

Mortgage-backed securities
Government-sponsored enterprises	4,144,054	5,081	33,510	4,115,625
U.S. government agency-guaranteed	81,053	500	23	81,530
MPF shared funding	60,364	—	1,897	58,467
Other	94,044	327	1	94,370

Total mortgage-backed securities	4,379,515	5,908	35,431	4,349,992

Total	$5,715,161	$6,085	$35,437	$5,685,809

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

Redemption Terms. The following table shows the amortized cost and estimated fair value of held-to-maturity securities at March 31, 2007 and December 31, 2006 categorized by contractual maturity (dollars in thousands). Expected maturities of some securities and mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,510,466	$1,510,466	$1,322,441	$1,322,441
Due after one year through five years	4,622	4,793	4,622	4,787
Due after ten years	8,323	8,328	8,583	8,589

	1,523,411	1,523,587	1,335,646	1,335,817

Mortgage-backed securities	4,135,890	4,120,682	4,379,515	4,349,992

Total	$5,659,301	$5,644,269	$5,715,161	$5,685,809

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity included net discounts of $26.5 million and $27.6 million at March 31, 2007 and December 31, 2006.
Gains and losses on sales. The Bank recognized a gain of $545,000 in other income on the sale of held-to-maturity securities in the first quarter of 2007. The Bank sold mortgage-backed securities with a carrying value of $32.5 million out of its held-to-maturity portfolio during the first quarter of 2007. The mortgage-backed securities sold had less than 15 percent of the acquired principal outstanding. As such, the sales are considered maturities for the purpose of the securities classification and do not impact the Bank’s ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturities.

Note 5—Advances
Redemption Terms. The following table shows the Bank’s advances outstanding at March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %
Overdrawn demand deposit accounts	$1,685	—	$628	—
Due in one year or less	5,204,330	4.91	5,624,396	4.81
Due after one year through two years	2,963,503	4.81	3,636,567	4.85
Due after two years through three years	2,268,468	5.24	2,048,650	5.10
Due after three years through four years	2,289,129	5.19	2,045,968	5.33
Due after four years through five years	1,855,476	5.27	2,171,469	5.20
Thereafter	6,704,534	4.89	6,322,940	4.88

Total par value	21,287,125	4.99	21,850,618	4.95

Commitment fees	(3)		(3)
Discounts on AHP advances	(114)		(122)
Premiums on advances	503		520
Discounts on advances	(92)		(110)
Hedging fair value adjustments
Cumulative fair value gain	27,362		(3,298)
Basis adjustments from terminated hedges	7,599		7,386

Total	$21,322,380		$21,854,991

The Bank offers members advances that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). At March 31, 2007 and December 31, 2006, the Bank had callable advances of $330.9 million and $339.2 million. Other advances may be prepaid only by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance.

Interest Rate Payment Terms. The following table details additional interest rate payment terms for advances at March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31,	December 31,
	2007	2006
Par amount of advances
Fixed rate	$17,216,282	$17,828,325
Variable rate	4,070,843	4,022,293

Total	$21,287,125	$21,850,618

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
Note 6—Affordable Housing Program
The Bank recorded a $0.5 million adjustment increasing AHP assessments in the Statements of Income for the three months ending March 31, 2007. The adjustment related to a No-Action Letter received from the Finance Board’s Office of Supervision that allowed the Bank to retain control over its uncommitted AHP funds resulting from the 2005 financial statement restatement. The adjustment recorded is subject to changes in future periods due to changes in interest rates and the Bank’s actual commitment of the uncommitted AHP funds. Management believes the impact of recording this adjustment in the current period is immaterial to the quarter ending March 31, 2007 and prior periods.
Note 7—Mortgage Loans Held for Portfolio
The Mortgage Partnership Finance (register mark) (MPF (register mark)) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) involves investment by the Bank in mortgage loans that are held for portfolio which are either funded by the Bank through, or purchased from, participating members. The Bank’s members originate, service, and credit enhance home mortgage loans that are then sold to the Bank. Members participating in the servicing released program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the member to a designated mortgage servicer.

Mortgage loans with a contractual maturity of 15 years or less are classified as medium term, and all other mortgage loans are classified as long term. The following table presents information at March 31, 2007 and December 31, 2006 on mortgage loans held for portfolio (dollars in thousands):

	March 31,	December 31,
	2007	2006
Real Estate:
Fixed rate medium-term single family mortgages	$2,846,530	$2,943,839
Fixed rate long-term single family mortgages	8,654,093	8,816,457

Total par value	11,500,623	11,760,296

Premiums	108,568	112,726
Discounts	(103,743)	(107,452)
Basis adjustments from mortgage loan commitments	9,223	9,722
Allowance for credit losses	(250)	(250)

Total mortgage loans held for portfolio	$11,514,421	$11,775,042

The par value of mortgage loans held for portfolio outstanding at March 31, 2007 and December 31, 2006 consisted of government-insured loans totaling $490.0 million and $511.0 million and conventional loans totaling $11.0 billion and $11.2 billion, respectively.
The allowance for credit losses was $0.3 million at March 31, 2007 and December 31, 2006. The Bank did not have any charge-offs or recoveries during the three months ended March 31, 2007 and 2006. At March 31, 2007 and December 31, 2006, the Bank had $23.9 million and $23.5 million of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $0.3 million and $0.5 million for the three months ended March 31, 2007 and 2006. At March 31, 2007 and December 31, 2006, the Bank’s other assets included $6.7 and $6.3 million of real estate owned.
Mortgage loans other than those included in large groups of smaller balance homogeneous loans are considered impaired when, based on current information and events, it is probable the Bank will be unable to collect all principal and interest amounts due under the contractual terms of the mortgage loan agreement. At March 31, 2007 and December 31, 2006, the Bank had no recorded investments in impaired mortgage loans.
The Bank records credit enhancement fees as a reduction to mortgage loan interest income. Credit enhancement fees totaled $5.3 and $6.0 million for the three months ended March 31, 2007 and 2006.

Note 8—Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. Consolidated bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated discount notes are issued primarily to raise short-term funds of less than one year. These notes sell at less than their face amount and are redeemed at par value when they mature. See the Bank’s annual report on Form 10-K for additional information regarding consolidated obligations.
The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $951.4 and $951.7 billion at March 31, 2007 and December 31, 2006.
Consolidated Bonds. The following table shows the Bank’s participation in consolidated bonds outstanding at March 31, 2007 and December 31, 2006 by year of contractual maturity (dollars in thousands):

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %
Due in one year or less	$6,328,200	3.86	$6,098,300	3.40
Due after one year through two years	4,123,400	4.08	5,660,200	4.10
Due after two years through three years	5,805,300	4.56	4,505,300	4.51
Due after three years through four years	2,513,200	4.97	2,622,100	4.84
Due after four years through five years	2,377,100	5.08	2,291,800	4.97
Thereafter	9,909,000	5.09	9,223,600	5.09
Index amortizing notes	2,898,053	5.12	2,977,416	5.12

Total par value	33,954,253	4.64	33,378,716	4.51

Premiums	38,468		33,183
Discounts	(26,503)		(22,578)
Hedging fair value adjustments
Cumulative fair value gain	(121,302)		(194,877)
Basis adjustments from terminated hedges	(119,262)		(128,158)

Total	$33,725,654		$33,066,286

Consolidated bonds outstanding at March 31, 2007 and December 31, 2006, included callable bonds totaling $10.4 billion and $11.0 billion. The Bank uses fixed rate callable bonds to finance callable advances, mortgage-backed securities, and mortgage loans. The Bank may also enter into an interest rate swap (in which the Bank pays variable and receives fixed) with a call feature that mirrors the option embedded in the debt (a sold callable swap). The bond-swap combination provides the Bank with attractively priced variable rate liabilities to fund its assets.
The following table shows the Bank’s total consolidated bonds outstanding at March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31,	December 31,
	2007	2006
Par amount of consolidated bonds
Noncallable or nonputable	$23,574,453	$22,421,116
Callable	10,379,800	10,957,600

Total par value	$33,954,253	$33,378,716

Interest Rate Payment Terms. The following table shows interest rate payment terms for the Bank’s total consolidated bonds at March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31,	December 31,
	2007	2006
Par amount of consolidated bonds:
Fixed rate	$33,277,053	$32,623,716
Simple variable rate	85,700	90,700
Variable rate with cap	100,000	100,000
Step-up	302,500	327,500
Range bonds	189,000	236,800

Total par value	$33,954,253	$33,378,716

Consolidated Discount Notes. Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365/366 days. These notes are issued at less than their face amount and redeemed at par value when they mature.

The Bank’s participation in consolidated discount notes, all of which are due within one year, was as follows at March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate %	Amount	Rate %
Par value	$4,549,612	5.06	$4,699,916	5.02
Discounts	(11,164)		(15,202)

Total	$4,538,448		$4,684,714

The Act gives the Secretary of the Treasury discretion to purchase consolidated obligations of the FHLBanks aggregating not more than $4.0 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the Treasury, who made no such purchases during the three months ended March 31, 2007 and throughout 2006.
Note 9—Capital
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
The following table shows the Bank’s compliance with the Finance Board’s capital requirements at March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31, 2007		December 31, 2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$506,551	$2,287,849	$490,820	$2,314,976
Total capital-to-asset ratio	4.00%	5.35%	4.00%	5.50%
Total regulatory capital	$1,709,065	$2,287,849	$1,681,653	$2,314,976
Leverage ratio	5.00%	8.03%	5.00%	8.26%
Leverage capital	$2,136,331	$3,431,773	$2,102,066	$3,472,464

Note 10—Employee Retirement Plans
The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $0.6 million for the three months ended March 31, 2007 and 2006.
The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The plan covers substantially all officers and employees of the Bank. The Bank’s contributions are equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank contributed $0.1 million for the three months ended March 31, 2007 and 2006.
In addition, the Bank offers the Benefit Equalization Plan (BEP). The BEP is a nonqualified retirement plan restoring benefits offered under the qualified plans which have been limited by laws governing such plans. There are no funded assets that have been designated to provide benefits under this plan.
BEP defined contribution. The Bank contributed $9,000 and $17,000 to BEP during the three months ended March 31, 2007 and 2006.
BEP defined benefit. Components of net periodic benefit cost for the Bank’s BEP for the three months ended March 31, 2007 and 2006 were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006
Service cost	$5	$64
Interest cost	68	67
Amortization of unrecognized prior service cost	14	19
Amortization of unrecognized net loss	25	31

Net periodic benefit cost	$112	$181

Note 11—Segment Information
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

The following shows the Bank’s financial performance by operating segment for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Member	Mortgage
	Finance	Finance	Total
Three Months Ended March 31, 2007
Adjusted net interest income	$32,006	$6,228	$38,234
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$32,006	$6,228	$38,234

Average assets for the period	$27,470,461	$15,857,199	$43,327,660
Total assets at period end	$27,086,423	$15,640,195	$42,726,617

Three Months Ended March 31, 2006
Adjusted net interest income	$28,173	$9,072	$37,245
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$28,173	$9,072	$37,245

Average assets for the period	$27,724,265	$17,644,199	$45,368,464
Total assets at period end	$26,421,525	$17,856,562	$44,278,087

The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. Net interest income does not include these amounts in the statements of income for financial reporting purposes. Interest income and interest expense associated with economic hedges are recorded in other income in “Net gain (loss) on derivatives and hedging activities” on the statements of income. The following table reconciles the Bank’s financial performance by operating segment to the Bank’s total income before assessments for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Adjusted net interest income after mortgage loan credit loss provision	$38,234	$37,245
Net interest expense on economic hedges	9	251

Net interest income after mortgage loan credit loss provision	38,243	37,496

Other income	212	2,578
Other expenses	10,079	11,054

Income before assessments	$28,376	$29,020

Note 12—Derivatives and Hedging Activities
The Bank may enter into interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, and futures and forward contracts (collectively, derivatives) to manage its exposure to changes in interest rates. The Bank may adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The Bank uses derivatives as either a fair value hedge or in asset-liability management (i.e., economic hedge). For example, the Bank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets (advances, investments, and mortgage loans), and/or to adjust the interest rate sensitivity of advances, investments, or mortgage loans to approximate more closely the interest rate sensitivity of liabilities. The Bank also uses derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets and liabilities and anticipated transactions, to hedge the duration risk of prepayable instruments, and to reduce funding costs. See the Bank’s annual report on Form 10-K for additional information regarding the Bank’s derivative and hedging activities.

The Bank recorded the following net gain (loss) on derivatives and hedging activities in other income for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net (loss) gain related to fair value hedge ineffectiveness	$(1,174)	$1,054
Net (loss) gain related to economic hedges and embedded derivatives	(214)	415

Net (loss) gain on derivatives and hedging activities	$(1,388)	$1,469

During the first quarter of 2007, the Bank implemented an enhanced valuation methodology for certain of its long haul fair value hedge relationships. This enhanced valuation implementation resulted in recording a $1.3 million loss reflected in net (loss) gain on derivatives and hedging activities. Management believes that the impact of implementing this enhanced valuation methodology is immaterial to the quarter ended March 31, 2007 and all prior periods.

The following table categorizes the notional amount and the estimated fair value of derivatives, excluding accrued interest, by derivative instrument and type of accounting treatment at March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$28,186,190	$(185,952)	$27,426,995	$(228,998)
Economic	515,000	(25)	515,000	(192)
Interest rate swaptions
Economic	1,475,000	5	1,425,000	2
Interest rate caps
Economic	100,000	—	100,000	—
Forward settlement agreements
Economic	17,500	49	17,000	114
Mortgage delivery commitments
Economic	17,439	(23)	15,792	(57)

Total notional and fair value	$30,311,129	$(185,946)	$29,499,787	$(229,131)

Total derivatives, excluding accrued interest		(185,946)		(229,131)
Accrued interest		99,734		101,745

Net derivative balance		$(86,212)		$(127,386)

Net derivative assets		42,523		36,119
Net derivative liabilities		(128,735)		(163,505)

Net derivative balance		$(86,212)		$(127,386)

At March 31, 2007 and December 31, 2006, the Bank had one callable bond with a par amount of $15.0 million that contains an embedded derivative that has been bifurcated from its host. The fair value of this embedded derivative is presented on a combined basis with the host contract and not included in the above table. The fair value of the embedded derivative was a liability of $37,000 and $0.1 million at March 31, 2007 and December 31, 2006.
Credit Risk. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Board regulations. Management does not anticipate any credit losses on its agreements.

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
At March 31, 2007 and December 31, 2006, the Bank’s maximum credit risk related to derivative counterparties, as defined above, was $42.5 million and $36.1 million. These totals include $44.3 million and $28.3 million of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. The Bank held $8.0 million and $1.6 million as collateral at March 31, 2007 and December 31, 2006.
The Bank transacts most of its derivatives with large highly rated banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations.
Note 13—Commitments and Contingencies
As described in Note 8, the FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon by the Finance Board to repay all or part of such obligations, as determined or approved by the Finance Board. No FHLBank has ever had to assume or pay the consolidated obligation of another FHLBank.
The Bank considered the guidance under FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and determined it was not necessary to recognize the fair value of the Bank’s joint and several liability for all the consolidated obligations. The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, the Bank’s joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at March 31, 2007 and December 31, 2006. The par amounts of the outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $912.9 billion and $913.6 billion at March 31, 2006 and December 31, 2006.

There were no commitments that legally bind and unconditionally obligate the Bank for additional advances at March 31, 2007 or December 31, 2006. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $1.3 billion at March 31, 2007, and had original terms between fifteen days and five years with a final expiration in 2011. Outstanding standby letters of credit were $1.3 billion at December 31, 2006, and had original terms between five days and five years with a final expiration in 2011. The value of the guarantees related to standby letters of credit are recorded in other liabilities and amount to $0.7 million at March 31, 2007 and December 31, 2006. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these commitments. Advance commitments are fully collateralized throughout the life of the agreements.
Commitments that unconditionally obligate the Bank to fund or purchase mortgage loans from members in the MPF program totaled $17.4 million and $15.8 million at March 31, 2007 and December 31, 2006. Commitments are generally for periods not to exceed forty-five business days.
For managing the inherent credit risk in the MPF program, participating members receive base and performance based credit enhancement fees from the Bank. When the Bank incurs losses for certain MPF products, it reduces available credit enhancement fee payments until the amount of the loss is recovered up to the limit of the first loss account (FLA). The FLA is an indicator of the potential losses for which the Bank is liable (before the member’s credit enhancement is used to cover losses). The FLA amounted to $94.6 million and $94.1 million at March 31, 2007 and December 31, 2006.
Consolidated obligation discount notes that had traded but not settled at March 31, 2007 and December 31, 2006 were $4.9 and $0.3 million par value. Consolidated obligation bonds that had traded but not settled at March 31, 2007 and December 31, 2006 were $15.0 and $0.0 million par value. At March 31, 2007 and December 31, 2006 the Bank had derivatives with a notional value of $25.0 and $0.0 million that had traded but not settled. Advances that had traded but not settled at March 31, 2007 and December 31, 2006 were $10.0 million and $7.5 million.
The Bank generally executes derivatives with large highly rated banks and broker-dealers and enters into bilateral collateral agreements. The Bank had cash pledged as collateral to broker-dealers of $1.9 million and $11.3 million at March 31, 2007 and December 31, 2006 for derivatives. Cash pledged as collateral is classified as interest-bearing deposits in the statements of condition.

The Bank has executed a lease for 20 years with an affiliate of Wells Fargo Bank, N.A. (Wells Fargo), which is a member of the Bank, to acquire space in a building for the Bank’s headquarters. A third party representative negotiated the transaction on behalf of the Bank. The Bank has agreed to pay an annualized cost of $20.00 per square foot for the first 10 years of the lease and $22.00 per square foot in years 11 through 20 of the lease. The Bank is leasing approximately 43,000 square feet.
The Bank charged to operating expenses net rental costs of approximately $0.4 and $0.3 million for the three months ended March 31, 2007 and 2006. Future minimum rentals for premises and equipment at March 31, 2007 were as follows (dollars in thousands):

Year	Amount
Due in one year or less	$1,198
Due after one year through two years	1,153
Due after two years through three years	1,003
Due after three years through four years	911
Due after four years through five years	883
Thereafter	13,688

Total	$18,836

Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.
The Bank may be subject to legal proceedings that arise in the normal course of business. The Bank presently is not aware of any pending or threatened legal proceedings.
Notes 5, 6, 7, 8, 10, and 12 discuss other commitments and contingencies.
Note 14—Activities with Stockholders and Housing Associates
Under the Bank’s capital plan, the only voting rights conferred upon the Bank’s members are for the election of directors. In accordance with the Act and Finance Board regulations, members elect a majority of the Bank’s Board of Directors. The remaining directors are appointed by the Finance Board. Under statute and regulations, each elective directorship is designated to one of the five states in the Bank’s district and a member is entitled to vote for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. At March 31, 2007 and December 31, 2006, no member owned more than 10 percent of the voting interests of the Bank due to statutory limits on members’ voting rights as discussed above.

Transactions with Stockholders. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank and may receive dividends on their investment. Former members own the remaining capital stock to support business transactions still carried on the Bank’s statements of condition. All advances are issued to members and former members, and all mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts for members primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases. The Bank may not invest in any equity securities issued by its stockholders. The Bank extends credit to members in the ordinary course of business on substantially the same terms, including interest rates and collateral that must be pledged to us, as those prevailing at the time for comparable transactions with other members unless otherwise discussed. These extensions of credit do not involve more than the normal risk of collectibility and do not present other unfavorable features.
In addition, the Bank has investments in Federal funds sold, interest-bearing deposits, commercial paper, and mortgage-backed securities that were issued by affiliates of our members. All investments are transacted at market prices and mortgage-backed securities are purchased through securities brokers or dealers.

The following table shows transactions with members and their affiliates, former members and their affiliates, and housing associates at March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31,	December 31,
	2007	2006
Assets:
Federal funds sold	$775,000	$420,000
Investments	294,044	248,130
Advances	21,322,380	21,854,991
Accrued interest receivable	22,833	16,333
Derivative assets	4,310	6,507
Other assets	59	86

Total	$22,418,626	$22,546,047

Liabilities:
Deposits	$1,134,257	$903,426
Mandatorily redeemable capital stock	59,046	64,852
Accrued interest payable	381	424
Derivative liabilities	22,931	11,383
Other liabilities	668	663

Total	$1,217,283	$980,748

Notional amount of derivatives	$2,681,162	$2,534,362
Standby letters of credit	1,275,725	1,295,576
Transactions with Directors’ Financial Institutions. In the normal course of business, the Bank extends credit to our members whose directors and officers serve as our directors (Directors’ Financial Institutions). Finance Board regulations require that transactions with Directors’ Financial Institutions be subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. At March 31, 2007 and December 31, 2006, advances outstanding to the Bank Directors’ Financial Institutions aggregated $126.2 and $158.7 million, representing 0.6 percent and 0.7 percent of the Bank’s total outstanding advances. Mortgage loans originated by the Bank Directors’ Financial Institutions were approximately $0.5 and $0.4 million during the three months ended March 31, 2007 and 2006. At March 31, 2007 and December 31, 2006, capital stock outstanding to the Bank Directors’ Financial Institutions aggregated $18.4 and $19.4 million, representing 0.9 percent and 1.0 percent of the Bank’s total outstanding capital stock. The Bank did not have any investment or derivative transactions with Directors’ Financial Institutions during the three months ended March 31, 2007 and 2006.

Business Concentrations. The Bank has business concentrations with stockholders whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding.
Capital Stock – The following tables present members and their affiliates holding 10 percent or more of outstanding capital stock (including stock classified as mandatorily redeemable) at March 31, 2007 and December 31, 2006 (shares in thousands):

			Shares at	Percent of
			March 31,	Total Capital
Name	City	State	2007	Stock
Superior Guaranty Insurance Corporation	Minneapolis	MN	4,513	23.2%
Wells Fargo Bank, N.A.	Sioux Falls	SD	189	1.0

			4,702	24.2%

			Shares at	Percent of
			December 31,	Total Capital
Name	City	State	2006	Stock
Superior Guaranty Insurance Corporation	Minneapolis	MN	4,639	23.5%
Wells Fargo Bank, N.A.	Sioux Falls	SD	189	1.0

			4,828	24.5%

In 2002, the Bank purchased $155.6 million in Shared Funding Certificates supported by purchases of our stock by Superior Guaranty Insurance Corporation (Superior). The Bank paid Superior fees of $0 and $2,000 for the three months ended March 31, 2007 and 2006 for participation in the MPF shared funding program.
Advances – The Bank had advances with Superior and Wells Fargo of $700.0 million at March 31, 2007 and December 31, 2006. The Bank did not make any advances to Wells Fargo during the three months ended March 31, 2007.
Total interest income from Superior and Wells Fargo amounted to $9.3 and $8.3 million for the three months ended March 31, 2007 and 2006. On March 31, 2007 and December 31, 2006, the Bank held sufficient collateral to cover the member’s advances and expected to incur no credit losses as a result of them.
Mortgage Loans – At March 31, 2007 and December 31, 2006, 85 percent of the Bank’s loans outstanding were purchased from Superior.

Other – The Bank has executed a lease for 20 years with an affiliate of Wells Fargo, which is a member of the Bank, to acquire space in a building for the Bank’s headquarters. A third party representative negotiated the transaction on behalf of the Bank. The Bank has agreed to pay an annualized cost of $20.00 per square foot for the first 10 years of the lease and $22.00 per square foot in years 11 through 20 of the lease. The Bank is leasing approximately 43,000 square feet. The following table shows the future minimum rentals for the lease.

Year	Amount
Due in one year or less	$869
Due after one year through two years	869
Due after two years through three years	869
Due after three years through four years	869
Due after four years through five years	869
Thereafter	13,688

Total	$18,033

Note 15—Activities With Other FHLBanks
The Bank may invest in other FHLBank consolidated obligations, for which the other FHLBanks are the primary obligor, for liquidity purposes. These investments in other FHLBank consolidated obligations were purchased in the secondary market from third parties and were accounted for as available-for-sale securities. The Bank did not have any investments in other FHLBank consolidated obligations at March 31, 2007 or December 31, 2006.
The Bank purchased MPF Shared Funding Certificates from the FHLBank of Chicago. See Note 4 – Held to Maturity Securities at page 12 for additional details.
The FHLBank of Chicago may participate in portions of mortgage loans purchased by the Bank from its participating members. For the three months ended March 31, 2007 and 2006 FHLBank of Chicago did not participate in any portion of mortgage loans purchased by the Bank.
In addition, the Bank recorded service fee expense as an offset to other income due to its relationship with the FHLBank of Chicago in the MPF program. The Bank recorded $0.2 and $0.1 million in service fee expense to the FHLBank of Chicago for the three months ended March 31, 2007 and 2006 as a reduction of other income.

The FHLBank of Chicago pays the Bank a monthly participation fee based on the aggregate amount of outstanding loans purchased under the MPF program. The Bank recorded other income related to this fee of $0.1 million for each of the three month periods ended March 31, 2007 and 2006. The FHLBank of Chicago is required to pay the Bank this monthly participation fee until the tenth anniversary of the day the agreement between the Bank and the FHLBank of Chicago is terminated. Either party may terminate the agreement with ninety days written notice to the other party.
The Bank may sell or purchase unsecured overnight and term Federal funds at market rates to or from other FHLBanks.
The Bank did not make any loans to other FHLBanks during the three months ended March 31, 2007 and 2006.
The Bank did not borrow from other FHLBanks during the three months ended March 31, 2007. The following table shows borrowing activity from other FHLBanks at March 31, 2006 (dollars in thousands):

	Beginning		Principal	Ending
Other FHLBank	Balance	Borrowings	Payment	Balance
San Francisco	$—	$270,000	$(270,000)	$—
The Office of Finance may also coordinate transfers of FHLBank debt among other FHLBanks. The Bank may, from time to time, assume the outstanding primary liability of another FHLBank rather than issue new debt for which the Bank is the primary obligor. If an FHLBank has acquired excess funding, that FHLBank may offer their debt to the other 11 FHLBanks at the current market rate of interest consistent with what may be expected in the auction process. The Bank may choose to assume the outstanding primary liability of another FHLBank as it would have a known price compared with issuing debt through the auction process where actual pricing is unknown prior to issuance. The Bank did not assume the outstanding primary liability of another FHLBank during the three months ended March 31, 2007 or 2006. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances.
Note 16—Subsequent Event
On May 11, 2007, the board of directors approved payment of a cash dividend at a rate of 4.25 percent per annum based on average capital stock balances for the month of March. The dividend amounted to $21.2 million and will be paid on May 18, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes at the beginning of this Form 10-Q and in conjunction with our annual report on Form 10-K.
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
Forward-looking statements in this report include, among others, statements regarding the following:
•	Our expectation that the volume of purchases for the Mortgage Partnership Finance (register mark) (MPF (register mark)) program (Mortgage Partnership Finance and MPF are registered trademarks of the Federal Home Loan Bank of Chicago) will continue to be at or below the relatively low level that was experienced during 2006.

•	Our expectation that changes to our investment strategy may increase our asset-to-capital ratio, which may lead to increased short-term investments in the future.

•	Our expectation that changes to the risk measures in the amended financial risk management policy may lead to increased hedging costs to be compliant.

•	Our ability to fund future liquidity and capital resource requirements.
There can be no assurance that unanticipated risks will not materially and adversely affect our results of operations. For a description of some of the risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements see “Risk Factors” in the annual report on Form 10-K.

Conditions in the Financial Markets
Three Months Ended March 31, 2007 and 2006 and at December 31, 2006
General economic performance and financial market conditions impact the Bank’s net interest income through their influence on advance and MPF volumes, changes in the Bank’s funding costs and spreads, and earnings on invested capital. During the first three months of 2007, conditions in the financial markets, as well as general economic activities, had a mixed impact on the Bank’s net interest income. Flat to declining asset balances were offset by higher earnings on invested capital because of the general increase in average rates during the quarter.
General Economy
Recent economic indicators have been mixed during the first three months of 2007. While inflation appears to be moderate, economic growth has slowed considerably from a year ago and the housing sector slowdown threatens to impact other economic sectors. Gross Domestic Product (GDP) for the first quarter of 2007 was 1.3 percent, down from 4.8 percent during the first quarter of 2006. Inflation, as measured by the Consumer Price Index (CPI), declined 0.6 percent during the first quarter of 2007 to 2.8 percent. The housing market has been impacted by high sub-prime mortgage defaults. While to date the sub-prime sector woes did not appear to have impacted the mortgage sector, increased foreclosures could threaten to decrease housing prices, consumer spending, and general economic activity.
Financial Market Conditions
During the first three months of 2007, average rates increased and there was a reversal of the inverted yield curve when compared with 2006. The Federal Reserve Board (the Fed), through its Federal Open Market Committee, has voted to not change the Fed Funds target since August of 2006.
The following table shows information on key average market interest rates for the three months ended March 31, 2007 and 2006 and key market interest rates at December 31, 2006:

	First Quarter	First Quarter
	2007	2006	December 31,
	3-Month	3-Month	2006
	Average	Average	Ending Rate
Fed effective[1]	5.26%	4.47%	5.17%
Three-month LIBOR[1]	5.36	4.77	5.36
10-year U.S. Treasury[1]	4.68	4.58	4.70
30-year residential mortgage note[2]	6.21	6.24	6.18

[1]	Source is Bloomberg.

[2]	Average calculated using The Mortgage Bankers Association Weekly Application Survey; December 31, 2006 ending rates are from the last week in 2006.

During the first quarter of 2007 Fed Funds increased 9 basis points, 3-month London Interbank Offered Rate (LIBOR) was flat, and 10-year Treasury yields decreased 2 basis points when compared with December 31, 2006. This resulted in a flat yield curve at March 31, 2007. When comparing the first quarter of 2007 with the same period in 2006 average Fed Funds increased 79 basis points, average 3-month LIBOR increased 59 basis points, and the yield on the average 10-year Treasury increased 10 basis points. The 30-year residential mortgage note increased 3 basis points during the three months ended March 31, 2007 when compared with December 31, 2006. The average 30-year residential mortgage note decreased 3 basis points during the three months ended March 31, 2007 when compared to the same period in 2006.
Agency Spreads
In the agency debt market, spreads to LIBOR widened during the quarter. Widening spreads were the result of increased government-sponsored housing enterprise (GSE) debt issuance due to replacement of maturing debt and an increased level of agency call activity during the period.

	First Quarter	First Quarter
	2007	2006	December 31,
	3-Month	3-Month	2006
	Average	Average	Ending Rate
Agency spreads to LIBOR (basis points)[1]
2-year[1]	(13.70)	(14.20)	(13.70)
5-year[1]	(14.23)	(10.35)	(13.90)
10-year[1]	(13.67)	(12.13)	(15.10)

[1]	Source is Office of Finance.
Mortgage Market Conditions
Agency fixed-rate product cheapened during the first three months of 2007 from levels experienced during the second half of 2006 on a LIBOR option-adjusted spread (LOAS) basis. This widening spread was a result of a reduction in domestic and Asian demand for mortgage product in comparison to 2006, and the poor credit performance of the sub-prime sector. The inclusion of Hybrid ARM product in the Lehman Index also played a role in the widening of agency fixed-rate mortgages because of portfolio rebalancing out of fixed rate mortgages by market participants.

Selected Financial Data
The following selected financial data should be read in conjunction with the financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report, and our annual report on Form 10-K. The financial position data at March 31, 2007 and results of operations data for the three months ended March 31, 2007 were derived from the unaudited financial statements and condensed notes thereto included in this report. The financial position data at December 31, 2006 was derived from the audited financial statements and notes not included in this report.
In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods and is in conformity with accounting principles generally accepted in the United States (U.S.) of America (GAAP). The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be achieved for the full year.

Statements of Condition	March 31,	December 31,
(Dollars in millions)	2007	2006
Short-term investments[1]	$5,548	$3,826
Mortgage-backed securities	4,136	4,380
Other investments	13	13
Advances	21,322	21,855
Mortgage loans, net	11,514	11,775
Total assets	42,727	42,041
Securities sold under agreements to repurchase	500	500
Consolidated obligations[2]	38,264	37,751
Mandatorily redeemable capital stock	59	65
Affordable Housing Program	46	45
Payable to REFCORP	5	6
Total liabilities	40,499	39,792
Capital stock – Class B putable	1,844	1,906
Retained earnings	344	344
Capital-to-asset ratio[3]	5.21%	5.35%

	Three months ended
Operating Results and Performance Ratios	March 31,
(Dollars in millions)	2007	2006
Interest income	$562.3	$532.5
Interest expense	524.1	495.0
Net interest income	38.2	37.5
Provision for credit losses on mortgage loans	—	—
Net interest income after mortgage loan credit loss provision	38.2	37.5
Other income[4]	0.2	2.6
Other expense	10.0	11.1
Total assessments[5]	8.1	7.7
Net income	20.3	21.3

Return on average assets	0.19%	0.19%
Return on average capital	3.64	3.82
Net interest margin	0.36	0.34
Operating expenses to average assets	0.09	0.09
Annualized dividend rate	4.25	3.00
Cash dividends declared and paid	$20.1	$14.3

[1]	Short-term investments include: interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, commercial paper, and government-sponsored enterprise obligations. Short-term investments have terms less than one year.

[2]	The par amount of the outstanding consolidated obligations for all 12 Federal Home Loan Banks (FHLBanks) was $951.4 billion and $951.7 billion at March 31, 2007 and December 31, 2006.

[3]	Capital-to-asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at the end of the period.

[4]	Other income includes change in fair value of derivatives.

[5]	Total assessments include: Affordable Housing Program and REFCORP.

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
Our advance portfolio decreased to $21.3 billion at March 31, 2007 from $21.9 billion at December 31, 2006, or approximately 2.7 percent. The decrease was primarily due to a reduction in demand for advances as loan volumes have declined at our member banks. Additionally, competition with brokered deposits continues to impact the Bank’s advance volumes. The decrease was partially offset by an increase in volume from our insurance company membership. Interest income on our advance portfolio increased $37.6 million or 14.8 percent for the three months ended March 31, 2007 compared with the three months ended March 31, 2006. Although advance activity decreased during the first three months of 2007, the higher interest rate environment increased advance interest income when compared with the first three months of 2006. We continue to focus our marketing efforts on growth opportunities including developing and implementing sales and marketing strategies, evaluating our advance pricing, and reviewing our collateral requirements.
At March 31, 2007, our mortgage loan portfolio declined approximately 2.5 percent to $11.5 billion compared with $11.8 billion at December 31, 2006 due primarily to pay-downs of the existing portfolio exceeding new loan acquisitions. Although the Bank continues to purchase mortgage loans through the MPF program from participating members, the Bank anticipates that, over time, the MPF program will become a smaller portion of the Bank’s assets and income. Therefore, the Bank is analyzing the impact of the decreasing mortgage loan portfolio on the Bank’s business and considering alternatives to the current MPF program such as off balance sheet strategies. Interest income from mortgage loans held for portfolio was $145.2 million and $159.2 million for the three months ended March 31, 2007 and 2006.

Investments increased $1.5 billion to $9.7 billion at March 31, 2007 from $8.2 billion at December 31, 2006. The increase in investments was primarily due to higher overnight federal funds sold of approximately $1.6 billion. Overnight federal funds sold increased in response to advance and mortgage loan maturities that did not renew. Additionally increased overnight deposit and discount note activity contributed to higher investment activity in overnight federal funds sold. We reviewed our investment strategy to ensure our investment portfolio adequately provides for day-to-day and contingent liquidity requirements, earns a reasonable return on invested capital, and increases the Bank’s asset-to-capital ratio.
The Bank’s reserve capital policy establishes retained earnings minimum balances and identifies specific circumstances where the dividend will either be reduced or increased due to the Board of Directors review of retained earnings and projected earnings. Effective August 24, 2006, our Board of Directors amended the reserve capital policy to include a limitation on the payment of dividends not to exceed income in accordance with GAAP earned in the fiscal period for which the dividend is declared. This limitation may change based on the Board of Director’s review of the reserve capital policy, which is expected to happen no later than June 2007. The first quarter 2007 annualized dividend rate was 4.25 percent compared with 3.00 percent for the same period in 2006.
On April 26, 2007 the Board of Directors approved a revised schedule for the payment of dividends to Bank members and an exception to the reserve capital policy for the transition dividend. Under the revised schedule, dividends paid will correlate with calendar quarters and the associated earnings. We expect the declaration of dividends to coincide with our quarterly earnings releases approximately 45 days after each quarter end. Prior to April 26, 2007 dividends were paid in March for December, January, and February; June for March, April, and May; September for June, July, and August; and December for September, October, and November. In order to make the transition to the revised dividend schedule, the Bank expects to pay a dividend in May 2007. The dividend will be based on actual earnings for March 2007 and the equivalent of two month’s earnings taken from retained earnings. In accordance with Bank procedures, dividend payments to members are based on the daily average capital stock held by the member for the dividend period. The dividend in May 2007 will be based on the daily average capital stock held by members during the month of March. With the first quarter dividend paid March 28, 2007 and future quarterly dividends scheduled for May, August, and November, members will receive four dividends in 2007 based on 12 months of earnings.
Results of Operations
Three Months Ended March 31, 2007 and 2006
Financial Highlights
Net Income– Net income was $20.3 million for the three months ended March 31, 2007 compared with $21.3 million for the same period in 2006. The decrease in net income of $1.0 million for the three months ended March 31, 2007 was primarily due to decreased net gains on derivatives and hedging activities of $2.9 million partially offset by increased net interest income of $0.7 million and decreased operating expenses of approximately $1.0 million.

Net gain (loss) on derivatives and hedging activities will fluctuate based on the Bank’s hedging activities and changes in interest rates. Additionally, in the first quarter of 2007 the Bank implemented an enhanced valuation methodology for certain long haul method hedge relationships that resulted in recording a loss on derivatives and hedging activities of $1.3 million. The remainder of the change is due to changes in interest rates and hedging activities. See additional discussion under “other income” at page 47 and “hedging activities” at page 48.
Also impacting net income in the first quarter of 2007, the Bank recorded a $0.5 million adjustment increasing Affordable Housing Program (AHP) assessments. The adjustment related to a No-Action Letter received from the Federal Housing Finance Board’s (Finance Board) Office of Supervision that allowed the Bank to retain control over its uncommitted AHP funds resulting from the 2005 financial statement restatement. The adjustment recorded is subject to changes in future periods due to changes in interest rates and the Bank’s actual commitment of the uncommitted AHP funds. Management believes the impact of recording this adjustment in the current period is immaterial to the quarter ending March 31, 2007 and prior periods.
Net Interest Income–Net interest income is the primary measure of the performance of our ongoing operations. Fluctuations in average asset, liability, and capital balances, and the related yields and costs are the primary causes of changes in our net interest income.
Average assets decreased to $43.3 billion in the first three months of 2007 from $45.4 billion for the same period in 2006. The decrease was primarily attributable to decreased average mortgage loans, interest-bearing deposits, and investments in mortgage-backed securities partially offset by increased average short-term investments. Average liabilities decreased to $41.1 billion in the first three months of 2007 from $43.1 billion for the same period in 2006. The decrease was due to decreased levels of consolidated obligation bonds needed to support the decreased average asset balances. The decrease was partially offset by increased average consolidated obligation discount notes and deposits.
Average capital increased $1.5 million in the first three months of 2007 compared to the same period in 2006. The increase was primarily due to growth in retained earnings.

The following table shows net interest income for the three months ended March 31, 2007 and 2006 (dollars in millions):

	Three Months Ended
	March 31,
	2007	2006
Total interest income	$562.3	$532.5
Total interest expense	524.1	495.0

Net interest income before mortgage loan credit loss provision	38.2	37.5
Provision for credit losses on mortgage loans	—	—

Net interest income after mortgage loan credit loss provision	$38.2	$37.5

Net interest income before and after mortgage loan credit loss provision increased $0.7 million for the three months ended March 31, 2007 compared with the same period in 2006. As discussed below, the increase was due mainly to the increased earnings on capital of $2.9 million for the three months ended March 31, 2007 when compared with the same period in 2006. The increase in earnings on capital was partially offset by decreased asset-liability spread income of $2.2 million for the three months ended March 31, 2007 compared with the same period in 2006.
The yield on total interest-earning assets and cost of interest-bearing liabilities are impacted by our use of derivatives to adjust the interest rate sensitivity of assets and liabilities. For the earnings impact of our hedging activities by product see “Hedging Activities” on page 48.
The two components of the Bank’s net interest income are earnings from our asset-liability spread and earnings on capital.
Asset-liability Spread–This spread equals the yield on total assets minus the cost of total liabilities. Asset-liability spread income declined $2.2 million for the three months ended March 31, 2007 compared with the same period in 2006. The yields on our assets and liabilities increased during the three months ended March 31, 2007 due to increased interest rates, however higher asset yields were offset by prepayments of higher yielding mortgage loans.
Earnings on Capital–We invest our regulatory capital (which is defined as capital plus mandatorily redeemable capital stock) to generate earnings, generally for the same repricing maturity as the assets being supported.
Earnings on capital increased $2.9 million during the three months ended March 31, 2007 compared with the same period in 2006 primarily due to higher interest rates. As short- and intermediate-term interest rates have risen, the earnings contribution from capital increased. Average capital increased $1.5 million during the three months ended March 31, 2007 compared with the same period in 2006 primarily due to a growth in retained earnings.

The following tables present average balances and rates of major interest rate sensitive asset and liability categories for the three months ended March 31, 2007 and 2006. The tables also present the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities and the net interest margin between yield on total assets and the cost of total liabilities and capital (dollars in millions).

	For the Three Months Ended March 31, 2007			For the Three Months Ended March 31, 2006
			Interest			Interest
	Average		Income/	Average		Income/
	Balance	Yield/Cost	Expense	Balance	Yield/Cost	Expense
Interest-earning assets
Interest-bearing deposits	$9	5.33%	$0.1	$707	4.46%	$7.8
Securities purchased under agreements to resell	305	5.36%	4.0	305	4.54%	3.4
Federal funds sold	2,994	5.32%	39.2	3,248	4.51%	36.2
Short-term investments[1]	2,042	5.37%	27.1	1,103	4.44%	12.1
Mortgage-backed securities[1]	4,225	5.37%	56.0	4,790	5.14%	60.7
Other investments	13	4.39%	0.1	14	4.51%	0.1
Advances	21,845	5.39%	290.6	22,092	4.64%	253.0
Mortgage loans[2]	11,642	5.06%	145.2	12,870	5.02%	159.2

Total interest-earning assets	43,075	5.29%	562.3	45,129	4.79%	532.5
Noninterest-earning assets	253	—	—	239	—	—

Total assets	$43,328	5.26%	$562.3	$45,368	4.76%	$532.5

Interest-bearing liabilities
Deposits	$1,116	5.10%	$14.0	$804	4.25%	$8.4
Consolidated obligations
Discount notes	5,259	5.24%	68.0	4,619	4.40%	50.1
Bonds	33,552	5.25%	434.1	36,275	4.80%	429.4
Other interest-bearing liabilities	562	5.79%	8.0	589	4.86%	7.1

Total interest-bearing liabilities	40,489	5.25%	524.1	42,287	4.75%	495.0
Noninterest-bearing liabilities	577	—	—	821	—	—

Total liabilities	41,066	5.18%	524.1	43,108	4.66%	495.0
Capital	2,262	—	—	2,260	—	—

Total liabilities and capital	$43,328	4.90%	$524.1	$45,368	4.42%	$495.0

Net interest income and spread		0.04%	$38.2		0.04%	$37.5

Net interest margin		0.36%			0.34%

Average interest-earning assets to interest-bearing liabilities		106.39%			106.72%

Composition of net interest income
Asset-liability spread		0.08%	$9.3		0.10%	$11.5
Earnings on capital		5.18%	28.9		4.66%	26.0

Net interest income			$38.2			$37.5

[1]	The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[2]	Nonperforming loans are included in average balances used to determine average rate.

Our net interest income is affected by changes in the dollar volumes of our interest-earning assets and interest-bearing liabilities and changes in the average rates of those assets and liabilities. The following table presents the changes in interest income and interest expense between the first three months of 2007 and 2006. Changes that cannot be attributed to either rate or volume have been allocated to the rate and volume variances based on relative size (dollars in millions).

	Variance For the Three Months Ended
	March 31, 2007 vs. March 31, 2006
			Total
	Total Increase		(Decrease)
	(Decrease) Due to		Increase
	Volume	Rate
Interest income
Interest-bearing deposits	$(9.0)	$1.3	$(7.7)
Securities purchased under agreements to resell	—	0.6	0.6
Federal funds sold	(3.0)	6.0	3.0
Short-term investments	12.0	3.0	15.0
Mortgage-backed securities	(7.3)	2.6	(4.7)
Other investments	—	—	—
Advances	(2.8)	40.4	37.6
Mortgage loans	(15.3)	1.3	(14.0)

Total interest income	(25.4)	55.2	29.8

Interest expense
Deposits	3.7	1.9	5.6
Consolidated obligations
Discount notes	7.5	10.4	17.9
Bonds	(33.7)	38.4	4.7
Other interest-bearing liabilities	(0.3)	1.2	0.9

Total interest expense	(22.8)	51.9	29.1

Net interest income	$(2.6)	$3.3	$0.7

Net Interest Income by Segment–The Bank’s segment results are analyzed on an adjusted net interest income basis. Adjusted net interest income is made up of net interest income and interest income and interest expense associated with economic hedges. The following shows the Bank’s financial performance by operating segment and a reconciliation of financial performance to net interest income for the three months ended March 31, 2007 and 2006 (dollars in millions):

	Three Months Ended
	March 31,
	2007	2006
Adjusted net interest income by operating segment

Member Finance	$32.0	$28.2
Mortgage Finance	6.2	9.0

Total	$38.2	$37.2

Reconciliation to the Bank’s operating segment results to net interest income after mortgage loan credit loss provision

Adjusted net interest income	$38.2	$37.2
Net interest expense on economic hedges	—	0.3

Net interest income after mortgage loan credit loss provision	$38.2	$37.5

Member Finance–Member Finance adjusted net interest income increased $3.8 million in the three months ended March 31, 2007 compared to the same period in 2006. The increase was largely attributable to higher returns on invested capital and higher asset-liability spread income due to increased interest rates. The segment’s average assets decreased to $27.5 billion for the three months ended March 31, 2007 compared with $27.7 billion in the same period of 2006.
Mortgage Finance–The Mortgage Finance segment adjusted net interest income decreased $2.8 million in the three months ended March 31, 2007 when compared with the same period in 2006. The decrease was primarily attributable to lower asset-liability spread income and earnings on capital. The segment’s average assets decreased to $15.9 billion for the three months ended March 31, 2007 from $17.6 billion for the three months ended March 31, 2006.
The Bank currently expects that the volume of purchases for the MPF program will continue to be at or below the relatively low level that was experienced during 2006. To the extent that new production does not replace current mortgage loan portfolio runoff, we would experience declines in mortgage loan balances which would likely reduce net interest income from the Mortgage Finance segment.

Other Income
The following table presents the components of other income for the three months ended March 31, 2007 and 2006 (dollars in millions):

	Three Months Ended
	March 31,
	2007	2006
Service fees	$0.6	$0.6
Net realized gain on held-to-maturity securities	0.5	—
Net (loss) gain on derivatives and hedging activities	(1.4)	1.5
Other, net	0.5	0.5

Total other income	$0.2	$2.6

Other income can be volatile from period to period depending on the type of financial activity reported. For instance, the net gain or loss on derivatives and hedging activities is highly dependent on changes in interest rates.
Other income decreased $2.4 million during the three months ended March 31, 2007 compared with the same period in 2006 primarily due to a decrease in net gains on derivatives and hedging activities of $2.9 million partially offset by a gain on held-to-maturity securities of $0.5 million. The fluctuations in net (loss) gain on derivatives and hedging activities were primarily due to the interest rate environment and the implementation of an enhanced valuation methodology for certain long-method hedge relationships. Based on this enhanced valuation methodology the Bank recorded a loss on derivatives and hedging activities of $1.3 million in the first quarter of 2007. For additional information on the enhanced valuation methodology see “Critical Accounting Policies and Estimates” at page 66.
The Bank recognized a gain on held-to-maturity securities of $0.5 million during the first three months of 2007. The Bank sold six mortgage-backed securities with a carrying value of $32.5 million out of its held-to-maturity portfolio during the first quarter of 2007. The mortgage-backed securities sold had less than 15 percent of the acquired principal outstanding. As such, the sales are considered maturities for the purpose of the securities classification and do not impact the Bank’s ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturities.

Hedging Activities
Accounting for derivatives and hedging activities affects the timing of income recognition and the effect of certain hedging transactions are spread throughout the income statement in net interest income and other income. The following tables categorize the earnings impact of our hedging activities by product for the three months ended March 31, 2007 and 2006 (dollars in millions):

Three months ended		Mortgage		Consolidated	Balance
March 31, 2007	Advances	Assets	Investments	Obligations	Sheet	Total
Net Interest Income
Interest component	$19.3	$—	$—	$(38.2)	$—	$(18.9)
Amortization/accretion	0.1	(0.5)	—	(8.6)	—	(9.0)

Total net interest income	19.4	(0.5)	—	(46.8)	—	(27.9)

Other Income – Net gain (loss) on derivatives and hedging activities
Hedge ineffectiveness	0.2	—	—	(1.4)	—	(1.2)
Economic hedges	—	—	—	—	(0.2)	(0.2)

Total net gain (loss) on derivatives and hedging activities	0.2	—	—	(1.4)	(0.2)	(1.4)

Total Earnings Impact	$19.6	$(0.5)	$—	$(48.2)	$(0.2)	$(29.3)

Three months ended		Mortgage		Consolidated	Balance
March 31, 2006	Advances	Assets	Investments	Obligations	Sheet	Total
Net Interest Income
Interest component	$2.5	$—	$0.2	$(51.5)	$—	$(48.8)
Amortization/accretion	(0.3)	(0.6)	—	(12.8)	—	(13.7)

Total net interest income	2.2	(0.6)	0.2	(64.3)	—	(62.5)

Other Income – Net gain (loss) on derivatives and hedging activities
Hedge ineffectiveness	0.3	—	—	0.8	—	1.1
Economic hedges	0.3	—	—	0.1	—	0.4

Total net gain (loss) on derivatives and hedging activities	0.6	—	—	0.9	—	1.5

Total Earnings Impact	$2.8	$(0.6)	$0.2	$(63.4)	$—	$(61.0)

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
Amortization/accretion–The effect of hedging on amortization and accretion varies from period to period depending on the Bank’s activities, such as terminating certain consolidated obligation hedge relationships to manage our risk profile, and the amount of upfront fees received or paid on derivative hedges. Consolidated obligation amortization/accretion income increased in the first three months of 2007 compared with the same period in 2006 primarily due to decreased basis adjustment amortization expense from terminated hedges.
Hedge Ineffectiveness–Hedge ineffectiveness occurs when changes in fair value of the derivative and related hedged item do not perfectly offset each other. Hedge ineffectiveness losses during the first three months of 2007 and 2006 were primarily due to consolidated obligation hedge relationships. The decrease in hedge ineffectiveness gains during the first three months of 2007 compared with the same period in 2006 were primarily due to the implementation of the new long-method hedged item valuation methodology. See “other income” at page 47 for more details.
Economic Hedges–Economic hedges are primarily used to manage prepayment and interest rate cap risks in our mortgage loan portfolio and to manage basis risk between our assets and liabilities. Economic hedges do not qualify for hedge accounting and as a result the Bank records a gain or loss on the hedging instrument without recording the corresponding loss or gain on the hedged item. In addition, the interest accruals on the hedging instrument are recorded as a component of other income instead of a component of net interest income. The Bank enters into interest rate swaptions to protect against sudden and severe interest rate declines of 200 basis points or more. The swaptions are classified as economic hedges and the changes in market value are reflected in the Balance Sheet column of the table above.

Other Expenses
The following table shows the components of other expenses for the three months ended March 31, 2007 and 2006 (dollars in millions):

	Three Months Ended
	March 31,
	2007	2006
Salaries and employee benefits	$5.9	$6.0
Occupancy cost	0.4	0.2
Other operating expenses	3.0	4.1

Total operating expenses	9.3	10.3

Finance Board	0.4	0.5
Office of Finance	0.3	0.3

Total other expense	$10.0	$11.1

Other operating expenses decreased $1.1 million in the three months ended March 31, 2007 compared with 2006. Approximately $1.2 million of the decrease relates to decreased professional fees for accounting and legal services partially offset by an increase of $0.1 million for contractual services.

Statements of Condition
March 31, 2007 and December 31, 2006
Advances
At March 31, 2007 the book value of advances totaled $21.3 billion or approximately 2.7 percent less than the December 31, 2006 book value of $21.9 billion. This decrease was primarily attributed to a decrease in simple fixed rate advances of $0.8 billion.
The composition of our advances based on remaining term to scheduled maturity at March 31, 2007 and December 31, 2006 was as follows (dollars in millions):

	March 31, 2007		December 31, 2006
		Percent of		Percent of
	Amount	Total	Amount	Total
Simple fixed rate advances
Overdrawn demand deposit accounts	$2	—%	$1	—%
One month or less	1,831	8.6	2,592	11.9
Over one month through one year	2,207	10.4	2,413	11.0
Greater than one year	5,743	27.0	5,592	25.6

	9,783	46.0	10,598	48.5

Simple variable rate advances
One month or less	76	0.4	17	0.1
Over one month through one year	520	2.4	344	1.6
Greater than one year	3,431	16.1	3,617	16.5

	4,027	18.9	3,978	18.2

Callable advances – fixed rate	262	1.2	268	1.2
Putable advances
Fixed rate	5,991	28.1	5,833	26.7
Community investment advances
Fixed rate	924	4.4	892	4.1
Variable rate	44	0.2	45	0.2
Callable – fixed rate	69	0.3	71	0.3
Putable – fixed rate	187	0.9	166	0.8

Total par value	21,287	100.0%	21,851	100.0%

Hedging fair value adjustments
Cumulative fair value gain (loss)	27		(3)
Basis adjustments from terminated hedges	8		7

Total advances	$21,322		$21,855

Substantially all of the cumulative fair value gains on advances are offset by the net estimated fair value losses on the related derivative contracts. See additional discussion regarding our derivative contracts in the “Derivatives” section on page 76.

The following tables show advance balances for our five largest member borrowers at March 31, 2007 and December 31, 2006 (dollars in millions):

			March 31,	Percent of
			2007	Total
Name	City	State	Advances[1]	Advances
AmerUs Life Insurance Company	Des Moines	IA	$1,636	7.7%
TCF National Bank	Wayzata	MN	1,625	7.6
Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	1,600	7.5
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	1,300	6.1
North American Savings Bank, F.S.B.	Grandview	MO	504	2.4

			6,665	31.3

Housing associates			3	—
All others			14,619	68.7

Total advances (at par value)			$21,287	100.0%

[1]	Amounts represent par value before considering unamortized commitment fees, premiums and discounts, and hedging fair value adjustments.

[2]	Transamerica Life Insurance Company and Transamerica Occidental Life Insurance Company are affiliates.

			December 31,	Percent of
			2006	Total
Name	City	State	Advances[1]	Advances
Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	$1,600	7.3%
AmerUs Life Insurance Company	Des Moines	IA	1,511	6.9
TCF National Bank	Wayzata	MN	1,425	6.5
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	1,300	6.0
Bank Midwest, N.A.	Kansas City	MO	586	2.7

			6,422	29.4

Housing associates			4	—
All others			15,425	70.6

Total advances (at par value)			$21,851	100.0%

[1]	Amounts represent par value before considering unamortized commitment fees, premiums and discounts, and hedging fair value adjustments.

[2]	Transamerica Life Insurance Company and Transamerica Occidental Life Insurance Company are affiliates.

Mortgage Loans
The following table shows information at March 31, 2007 and December 31, 2006 on mortgage loans held for portfolio (dollars in millions):

	March 31,	December 31,
	2007	2006
Single family mortgages
Fixed rate conventional loans
Contractual maturity less than or equal to 15 years	$2,844	$2,941
Contractual maturity greater than 15 years	8,167	8,308

	11,011	11,249

Fixed rate government-insured loans
Contractual maturity less than or equal to 15 years	3	3
Contractual maturity greater than 15 years	487	508

	490	511

Total par value	11,501	11,760

Premiums	108	113
Discounts	(104)	(108)
Hedging fair value adjustments
Basis adjustments from terminated hedges	9	10
Allowance for credit losses	—	—

Total mortgage loans held for portfolio, net	$11,514	$11,775

Mortgage loans decreased approximately $0.2 billion at March 31, 2007 as we purchased $0.1 billion of loans through the MPF program and received principal repayments of $0.3 billion in the first three months of 2007. In the first three months of 2006, we purchased $0.1 billion of loans and received principal repayments of $0.4 billion. The annualized weighted average pay-down rate for mortgage loans in the first three months of 2007 was approximately 11 percent compared with approximately 12 percent in the first three months of 2006.
Members are required to purchase and maintain capital stock to support outstanding mortgage loans. Changes in mortgage loans are accompanied by changes in capital stock, unless the member already owns excess activity-based stock. Beginning July 1, 2003, we have required members to maintain activity-based capital stock amounting to 4.45 percent of outstanding acquired member assets. Acquired member assets purchased before July 1, 2003 were subject to the capital requirements specified in the contracts in effect at the time the assets were purchased. At March 31, 2007 and December 31, 2006, mortgage loan activity stock as a percentage of the mortgage portfolio was 4.38 percent.

Mortgage loans acquired from members have historically been concentrated with Superior. At March 31, 2007 and December 31, 2006 we held mortgage loans acquired from Superior amounting to $9.8 billion and $10.0 billion, respectively. At March 31, 2007 and December 31, 2006 these loans represented 85 percent of total mortgage loans at par value. The Bank did not purchase any mortgage loans from Superior during the three months ended March 31, 2007 and 2006.
Investments
The following table shows the book value of investments at March 31, 2007 and December 31, 2006 (dollars in millions):

	March 31, 2007		December 31, 2006
		Percent of		Percent of
	Amount	Total	Amount	Total
Short-term investments
Interest-bearing deposits	$2	0.0%	$11	0.1%
Securities purchased under agreements to resell	305	3.1	305	3.7
Federal funds sold	3,209	33.1	1,625	19.8
Commercial paper	1,510	15.6	1,323	16.1
Government-sponsored enterprise obligations	522	5.4	562	6.9

	5,548	57.2	3,826	46.6

Mortgage-backed securities
Government-sponsored enterprises	3,932	40.6	4,144	50.5
U.S. government agency-guaranteed	77	0.8	81	1.0
MPF Shared Funding	59	0.6	61	0.7
Other	68	0.7	94	1.1

	4,136	42.7	4,380	53.3

State or local housing agency obligations	5	0.0	4	0.0
Other	8	0.1	9	0.1

Total investments	$9,697	100.0%	$8,219	100.0%

Investments as a percent of total assets		22.7%		19.5%

Investment balances increased approximately 18 percent at March 31, 2007 compared with December 31, 2006. The increase was primarily due to increased short-term investments. The level of short-term investments will vary according to changes in other asset classes, levels of capital, and management of our asset-to-capital ratio. The annualized weighted average pay-down rate for mortgage-backed securities in the first three months of 2007 was approximately 18 percent compared with approximately 19 percent in the same period of 2006. The Bank did not purchase any mortgage-backed securities during the first three months of 2007.
The Bank has reviewed its available-for-sale and held-to-maturity investments and has determined that all unrealized losses are temporary based on the creditworthiness of the issuers, underlying collateral, and our intent to hold the securities to maturity.
The Bank is currently reviewing our investment strategy to ensure our investment portfolio adequately provides for day-to-day and contingent liquidity requirements, earns a reasonable return on invested capital, and increases the Bank’s current asset-to-capital ratio to target levels.
Consolidated Obligations
Consolidated obligations, which include discount notes and bonds, are the primary source of funds to support our advances, mortgage loans, and investments. We make significant use of derivatives to restructure interest rates on consolidated obligations to better match our funding needs and to reduce funding costs. At March 31, 2007, consolidated obligations issued on the Bank’s behalf totaled $38.3 billion compared with $37.8 billion at December 31, 2006. Consolidated obligations at March 31, 2007 increased primarily due to increased investment activity compared with December 31, 2006.
Discount Notes–The following table shows the Bank’s participation in consolidated discount notes, all of which are due within one year, at March 31, 2007 and December 31, 2006 (dollars in millions):

	March 31,	December 31,
	2007	2006
Par value	$4,549	$4,700
Discounts	(11)	(15)

Total discount notes	$4,538	$4,685

Bonds–The following table shows the Bank’s participation in consolidated bonds based on remaining term to maturity at March 31, 2007 and December 31, 2006 (dollars in millions):

	March 31,	December 31,
Year of Maturity	2007	2006
Due in one year or less	$6,328	$6,098
Due after one year through two years	4,124	5,660
Due after two years through three years	5,805	4,505
Due after three years through four years	2,513	2,622
Due after four years through five years	2,377	2,292
Thereafter	9,909	9,224
Index amortizing notes	2,898	2,978

Total par value	33,954	33,379

Premiums	38	33
Discounts	(26)	(23)
Hedging fair value adjustments
Cumulative fair value gain	(121)	(195)
Basis adjustments from terminated hedges	(119)	(128)

Total bonds	$33,726	$33,066

Bonds outstanding included the following at March 31, 2007 and December 31, 2006 (dollars in millions):

	March 31,	December 31,
	2007	2006
Par amount of bonds
Noncallable or nonputable	$23,574	$22,421
Callable	10,380	10,958

Total par value	$33,954	$33,379

Deposits
The following table shows our deposits by product type at March 31, 2007 and December 31, 2006 (dollars in millions):

	March 31, 2007		December 31, 2006
		Percent of		Percent of
	Amount	Total	Amount	Total
Interest-bearing
Overnight	$967	83.4%	$737	78.3%
Demand	153	13.2	142	15.1
Term	17	1.5	20	2.1

Total interest-bearing	1,137	98.1	899	95.5

Noninterest-bearing	22	1.9	42	4.5

Total deposits	$1,159	100.0%	$941	100.0%

The level of deposits will vary based on member alternatives for short-term investments and timing of Bank transactions with nonmember counterparties.
Capital
At March 31, 2007 and December 31, 2006, total capital (including capital stock, retained earnings, and accumulated other comprehensive income) was $2.2 billion.

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
During the three months ended March 31, 2007, we received proceeds from the issuance of short-term consolidated discount notes of $141.3 billion and proceeds from the issuance of intermediate- to long-term consolidated bonds of $2.7 billion. During the three months ended March 31, 2006, we received proceeds from the issuance of short-term consolidated discount notes of $166.6 billion and proceeds from the issuance of intermediate- to long-term consolidated bonds of $0.5 billion. Short-term consolidated discount note issuances decreased and intermediate- to long-term consolidated obligation issuances increased during the first three months of 2007 compared with the same period in 2006 primarily due to our members shifting their advances to those with long-term maturities. The Bank match funds its assets and therefore, as members began to shift their advances to those with longer-term maturities, the Bank’s consolidated obligations funding those advances will also have longer-term maturities. The increase in intermediate- to long-term consolidation obligation issuances is also due to the Bank replacing maturing short-term consolidated obligation bonds with longer term consolidated obligation bonds for portfolio management purposes.
Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The par amounts of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $912.9 billion and $913.6 billion at March 31, 2007 and December 31, 2006.
Consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AAA/A-1+ by Standard & Poor’s. These ratings measure the likelihood of timely payment of principal and interest on the consolidated obligations. Our ability to raise funds in the capital markets can be affected by these credit ratings.

Other sources of liquidity include cash, short-term investments, payments collected on advances and mortgage loans, fees received on interest rate swaps, proceeds from the issuance of capital stock, member deposits, Federal funds purchased, other FHLBank borrowings, securities sold under agreements to repurchase, and current period earnings. Additionally, in the event of significant market disruptions or local disasters, the Bank President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve if funds are made available to the FHLBanks during a time of crisis. To provide further access to funding, the FHLBank Act of 1932, as amended (the FHLBank Act) authorizes the Secretary of the Treasury to purchase consolidated obligations from all FHLBanks up to an aggregate principal amount of $4.0 billion. This type of funding was not accessed during the three months ended March 31, 2007 or all of 2006. We do not have any further off-balance sheet sources of liquidity.
We had cash and short-term investments with a book value of $5.5 billion at March 31, 2007 compared with $3.8 billion at December 31, 2006. We manage the level of cash and short-term investments according to changes in other asset classes and levels of capital. Additionally, we adjust cash and short-term investments to maintain our targeted asset-to-capital ratio and to manage excess funds. As previously discussed, the Bank is reviewing its current investment strategy with a goal to increase to our targeted asset-to-capital ratio, which may lead to increased investments in the future.
Uses of Liquidity
Our primary use of liquidity is the repayment of consolidated obligations. In the first three months of 2007, we made payments for maturing short-term consolidated discount notes of $141.4 billion and payments for maturing and retiring intermediate- to long-term consolidated bonds of $2.1 billion. In the first three months of 2006, we made payments for maturing short-term consolidated discount notes of $165.9 billion and payments for maturing and retiring intermediate- to long-term consolidated bonds of $2.4 billion. The decrease was primarily due to excess funding from the mortgage portfolio being used to fund overnight investments versus issuing consolidated obligations.
Other uses of liquidity include issuance of advances, purchases of mortgage loans and investments, repayment of member deposits, redemption or repurchase of capital stock, and payment of dividends.

Liquidity Requirements
Regulatory Requirements–Finance Board regulations mandate three liquidity requirements. First, contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five business days of inability to access the consolidated obligation debt markets. The following table shows our sources of contingent liquidity to support operations for five business days compared to our liquidity needs at March 31, 2007 and December 31, 2006 (dollars in billions):

	March 31,	December 31,
	2007	2006
Unencumbered marketable assets maturing within one year	$5.1	$3.3
Advances maturing in seven days or less	0.7	1.3
Unencumbered assets available for repurchase agreement borrowings	4.3	4.4

Total	$10.1	$9.0

Liquidity needs for five business days	$3.0	$2.8

Second, Finance Board regulations require us to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this regulation at March 31, 2007 and December 31, 2006 (dollars in billions):

	March 31,	December 31,
	2007	2006
Advances with maturities not exceeding five years	$14.6	$15.5
Deposits in banks or trust companies	—	—

Total	$14.6	$15.5

Deposits	$1.2	$0.9

Third, Finance Board regulations require us to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in the total consolidated obligations outstanding. The following table shows our compliance with this regulation at March 31, 2007 and December 31, 2006 (dollars in billions):

	March 31,	December 31,
	2007	2006
Total qualifying assets	$42.6	$41.9
Less: pledged assets	0.5	0.5

Total qualifying assets free of lien or pledge	$42.1	$41.4

Consolidated obligations outstanding	$38.3	$37.8

Operational and Contingent Liquidity–Bank policy requires that we maintain additional liquidity for day-to-day operational and contingency needs. The policy requires that we maintain overnight investments of at least $250 million to fund new lending and additional cash needs. Overnight investments amounted to $3.9 billion at March 31, 2007 and $1.9 billion at December 31, 2006.
For contingent liquidity, the following table shows our unencumbered securities at March 31, 2007 and December 31, 2006 (dollars in billions):

		Percent of		Percent of
	March 31,	Regulatory	December 31,	Regulatory
	2007	Capital	2006	Capital
Unencumbered mortgage-backed securities	$4.0	174%	$4.2	183%
Unencumbered commitment	—	—%	—	—%

Total	$4.0	174%	$4.2	183%

Total regulatory capital	$2.3		$2.3

Capital
We had 18.8 million shares of capital stock outstanding at March 31, 2007 compared with 19.1 million shares outstanding at December 31, 2006. We issued 1.5 million shares to members and repurchased 1.8 million shares from members during the first three months of 2007. Approximately 82 percent of our capital stock outstanding at March 31, 2007 and December 31, 2006 was activity-based stock that fluctuates primarily with the outstanding balances of advances made to members and mortgage loans.

The following tables present our five largest stockholders and their percentages of total capital stock outstanding (including capital stock classified as mandatorily redeemable) at March 31, 2007 and December 31, 2006 (dollars in millions):

				Percent of
				Total
			March 31,	Regulatory
Name	City	State	2007	Capital Stock
Superior Guaranty Insurance Company[1]	Minneapolis	MN	$451	23.2%
AmerUs Life Insurance Company	Des Moines	IA	83	4.3
TCF National Bank	Wayzata	MN	83	4.3
Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	81	4.1
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	68	3.5

Total			$766	39.4%

Total regulatory stock			$1,943

[1]	Excludes 1.0 percent owned by Wells Fargo Bank, N.A., an affiliate of Superior Guaranty Insurance Company.

[2]	Transamerica Life Insurance Company and Transamerica Occidental Life Insurance Company are affiliates.

				Percent of
				Total
			December 31,	Regulatory
Name	City	State	2006	Capital Stock
Superior Guaranty Insurance Company[1]	Minneapolis	MN	$464	23.6%
Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	81	4.1
AmerUs Life Insurance Company	Des Moines	IA	78	3.9
TCF National Bank	Wayzata	MN	74	3.8
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	68	3.4

Total			$765	38.8%

Total regulatory stock			$1,971

[1]	Excludes 1.0 percent owned by Wells Fargo Bank, N.A., an affiliate of Superior Guaranty Insurance Company.

[2]	Transamerica Life Insurance Company and Transamerica Occidental Life Insurance Company are affiliates.

Ownership of our capital stock is concentrated within the financial services industry. The Bank’s capital stock balances categorized by type of financial services company, as well as capital stock held by former members, are noted in the following table at March 31, 2007 and December 31, 2006 (dollars in millions):

	March 31,	December 31,
Institutional Entity	2007	2006
Commercial Banks	$919	$929
Insurance Companies	773	771
Savings and Loan Associations and Savings Banks	128	140
Credit Unions	75	78
Former Members	48	53

Total regulatory capital stock	$1,943	$1,971

Former members own capital stock to support business transactions still carried on the Bank’s statements of condition following their termination from membership. This stock is mandatorily redeemable. See further discussion in “Mandatorily Redeemable Capital Stock” below.
Our members are required to maintain a certain minimum capital stock investment in the Bank. The minimum investment requirements are designed so that we remain adequately capitalized as member activity changes. To ensure we remain adequately capitalized within ranges established in the capital plan, these requirements may be adjusted upward or downward by the Bank’s Board of Directors. At March 31, 2007 and December 31, 2006, approximately 85 percent of our total capital was capital stock.
Stock owned by members in excess of their minimum investment requirements is known as excess stock. The Bank’s excess capital stock, including amounts classified as mandatorily redeemable capital stock, were $77.3 million and $91.9 million at March 31, 2007 and December 31, 2006.
Mandatorily Redeemable Capital Stock
Although the mandatorily redeemable capital stock is not included in capital for financial reporting purposes, Finance Board interpretation requires that such outstanding stock be considered capital for determining compliance with our regulatory requirements.

At March 31, 2007, we had $59.0 million in capital stock subject to mandatory redemption from 35 members and former members. At December 31, 2006, we had $64.9 million in capital stock subject to mandatory redemption from 34 members and former members. This amount has been classified as mandatorily redeemable capital stock in the statements of condition in accordance with Statement of Financial Account Standards (SFAS) 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The following table shows the amount of capital stock subject to mandatory redemption by the time period in which we anticipate redeeming the capital stock based on our practices at March 31, 2007 and December 31, 2006 (dollars in millions):

	March 31,	December 31,
Year of Redemption	2007	2006
Due in one year or less	$2	$1
Due after one year through two years	20	25
Due after two years through three years	15	16
Due after three years through four years	19	20
Due after four years through five years	2	2
Thereafter	1	1

Total	$59	$65

A majority of the capital stock subject to mandatory redemption at March 31, 2007 and December 31, 2006 was due to voluntary termination of membership as a result of a merger or consolidation into a nonmember or into a member of another FHLBank. In addition, during the second quarter of 2005, a member submitted a notice of withdrawal. The balance in mandatorily redeemable capital stock related to this withdrawal was $10.7 million and $11.3 million at March 31, 2007 and December 31, 2006. The remainder was due to members requesting partial repurchases of excess stock. These partial repurchases amounted to $0.4 million at March 31, 2007 and December 31, 2006.
In April 2007, the Bank’s Board of Directors revised the Bank’s capital plan to change the fee assessed if a member rescinds a redemption or withdrawal notice to zero. This change applies to all previously submitted notices and any future notices of redemption or withdrawal. The reduction of the fee to zero may cause the anticipated redemption schedule noted above for mandatorily redeemable capital stock to change in the future.
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

For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock plus retained earnings. The following table shows the Bank’s compliance with the Finance Board’s capital requirements at March 31, 2007 and December 31, 2006 (dollars in millions):

	March 31, 2007		December 31, 2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$507	$2,288	$491	$2,315
Total capital-to-asset ratio	4.00%	5.35%	4.00%	5.50%
Total regulatory capital	$1,709	$2,288	$1,682	$2,315
Leverage ratio	5.00%	8.03%	5.00%	8.26%
Leverage capital	$2,136	$3,432	$2,102	$3,472
The Bank’s regulatory capital-to-asset ratio at March 31, 2007 and December 31, 2006 would have been 5.17 percent and 5.29 percent if all excess capital stock had been repurchased.
Dividends
We paid cash dividends of $20.1 million during the first three months of 2007 compared to $14.3 million during the same period of 2006. The annualized dividend rate paid during the first three months of 2007 was 4.25 percent compared with 3.00 percent for the same period in 2006.
The Bank’s reserve capital policy establishes retained earnings minimum balances and identifies specific circumstances where the dividend will either be reduced or the Board of Directors will review the current and future dividend levels. Effective August 24, 2006, our Board of Directors amended the reserve capital policy to include a limitation on the payment of dividends not to exceed income in accordance with GAAP earned in the fiscal period for which the dividend is declared. This limitation may change based on the Board of Director’s review of the reserve capital policy, which is expected to happen no later than June 2007.
The Bank had retained earnings of $344.5 million and $344.2 million at March 31, 2007 and December 31, 2006. A significant portion of our retained earnings was derived from the acceleration of income related to the loss of hedge accounting and subsequent termination of certain mortgage loan hedging relationships in the fourth quarter of 2005. While the high level of retained earnings puts the Bank in an advantageous position with regard to capital adequacy, the accelerated recognition of what would otherwise have been future income from the mortgage portfolio will result in a decrease in the Bank’s anticipated income in future periods.

On April 26, 2007 the Board of Directors approved a revised schedule for the payment of dividends to Bank members. Under the revised schedule, dividends paid will correlate with calendar quarters and the associated earnings. We expect the declaration of dividends to coincide with our quarterly earnings releases approximately 45 days after each quarter end. Prior to April 26, 2007 dividends were paid in March for December, January, and February; June for March, April, and May; September for June, July, and August; and December for September, October, and November. In order to make the transition to the revised dividend schedule, the Bank expects to pay a dividend in May 2007. The dividend will be based on actual earnings for March 2007 and the equivalent of two month’s earnings taken from retained earnings. In accordance with Bank procedures, dividend payments to members are based on the daily average capital stock held by the member for the dividend period. The dividend in May 2007 will be based on the daily average capital stock held by members during the month of March. With the first quarter dividend paid March 28, 2007 and future quarterly dividends scheduled for May, August, and November, members will receive four dividends in 2007 based on 12 months of earnings.
Critical Accounting Policies and Estimates
As previously discussed, the Bank implemented an enhanced valuation methodology for certain long haul method hedge relationships. The implementation of this new methodology is a change to our Fair Value Estimates policy previously disclosed in the Bank’s annual report on Form 10-K. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of Effective Date of FASB Statement No. 133, SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (herein referred to as SFAS 133) requires that the hedged item be adjusted on at least a quarterly basis to reflect changes in its fair value due to changes in LIBOR (i.e., the hedged risk). SFAS 133 guidance indicates, though does not require, the discount rate used in the calculation to be based on the market interest rate for the hedged item at the inception of the hedging relationship, adjusted up or down, each period for changes in the benchmark interest rate during the period. Prior to first quarter 2007, the Bank used a “proxy” LIBOR option adjusted spread (OAS) methodology. Effective first quarter 2007, the Bank enhanced this methodology to value the related hedge item using a market OAS at the inception of the hedge relationship, and recorded a $1.3 million loss on derivatives and hedging activities. The impact of implementing this enhanced valuation methodology is immaterial to the quarter ended March 31, 2007 and all prior periods.
Other than disclosed above, the Bank did not implement any material changes to its accounting policies or estimates, nor did the Bank implement any new accounting policies that had a material impact on the Bank’s results of operations or financial condition during the three months ended March 31, 2007. For additional discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in the Bank’s annual report on Form 10-K.

Recently Issued Accounting Standards
FIN 39-1 On April 30, 2007, the Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. FIN 39-1, Amendment of FIN No. 39 (FIN 39-1). FIN 39-1 permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that once elected, must be applied consistently. FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with earlier application permitted. An entity should recognize the effects of applying FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Bank has not yet determined the effect that the adoption of FIN 39-1 will have on its financial statements.
Legislative and Regulatory Developments
Finance Board adopts a process for appointing public interest directors
On March 27, 2007, the Finance Board adopted a final rule to establish procedures for the selection of appointed directors to the boards of the FHLBanks. Under the new rule, each FHLBank must annually, on or before October 1, submit to the Finance Board up to two candidates for each appointive director seat. Additionally, under the rule, the FHLBanks are responsible for conducting a preliminary assessment of their eligibility and qualifications. The nominations must be accompanied by a completed eligibility form, which demonstrates the qualifications of each nominee to serve on the Board of an FHLBank. The Finance Board will review each nomination and decide whether to appoint directors from the submitted list of nominees. If the Finance Board does not fill all of the appointive directorships from the list submitted by the FHLBank’s Board of Directors, it may require the FHLBank’s Board of Directors to submit a supplemental list. On April 27, 2007, the Bank submitted to the Finance Board a list of nominees to fill the Bank’s six vacant appointive directorships. We cannot predict when the Finance Board will complete the appointment of directors to these vacant directorships.

Proposed changes to GSE regulation
Congress may enact legislation that is designed to strengthen the regulation of Fannie Mae, Freddie Mac and the FHLBanks and to address other GSE reform issues.
On March 29, 2007, the House Financial Services Committee approved H.R. 1427, the Federal Housing Finance Reform Act of 2007 (HR 1427). HR 1427 would abolish the Federal Housing Finance Board six months after the date of enactment, and would establish a new regulator, the Federal Housing Finance Agency, for the Federal Home Loan Banks, as well as Fannie Mae and Freddie Mac. The new regulator would be headed by a Director appointed by the President and confirmed by the Senate for a five year term, and three Deputy Directors. The Deputies would oversee Enterprise Regulation, FHLBank Regulation, and Housing. The new regulator would be an independent agency.
It is impossible to predict whether the House of Representatives and the Senate will approve the above legislation and whether any such change in regulatory structure will be signed into law. Further, it is impossible to predict when any such change would go into effect if it were to be enacted, and what effect the legislation would ultimately have on the Finance Board or the FHLBanks.
Finance Board adopts final rule limiting excess stock
On December 22, 2006, the Finance Board adopted a final rule prohibiting the FHLBanks from issuing new excess stock to their members if the amount of member excess stock exceeds one percent of an FHLBank’s assets. The final rule became effective on January 29, 2007. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be prevented from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. Also included in the final rule is a provision requiring the FHLBanks to declare and pay dividends only from previously retained earnings or current net earnings. The Bank currently does not hold excess stock greater than one percent of total assets, and pays cash, rather than stock dividends. Additionally, it is the Bank’s practice to only declare and pay dividends after net income for each quarterly period has been determined. Accordingly, we do not believe the final rule will have a material impact on the Bank’s results of operations or financial condition. Previously, the Finance Board had issued a proposed rule that would have established minimum levels of retained earnings for the FHLBanks. The Finance Board did not include the Retained Earnings provision in the final rule but stated that it intends to address retained earnings in future rulemaking.

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
During the first quarter of 2007, the Bank reviewed its risk management policies to ensure we were adequately managing our potential risk exposure within a risk management philosophy established by the Board of Directors. The Bank’s Board of Directors would like the Bank to operate under the risk management philosophy of maintaining an AAA rating. An AAA rating provides the Bank with easily obtainable access to lower cost funds in the capital markets allowing the Bank to provide members value through its competitive products and services. In April 2007, the Bank’s Board of Directors approved an amended financial risk management policy that will be effective June 1, 2007. In line with the above objective, the amended Financial Risk Management Policy establishes the following risk measures, with limits consistent with the maintenance of an AAA rating, to monitor the Bank’s liquidity risk, market value, capital adequacy, long-term earnings, and short-term earnings. These risk measures include the following:

Liquidity Risk:	Contingent Liquidity
Market Value:	Mortgage Portfolio Market Value
Market Value of Capital Stock
Capital Adequacy:	Economic Capital Ratio
Long-Term Earnings:	Economic Value of Capital Stock
Short-Tem Earnings:	Earnings per Share Sensitivity
Income at Basis Risk
Based on the market conditions and financial results over the past year, (to manage the above risk measures within the established limits) the Bank would have incurred additional hedging costs of approximately $1.5 million. Based on that analysis, the Bank can expect increased costs to manage these limits; however, actual costs incurred will fluctuate due to changing market conditions. As the above risk measures are effective June 1, 2007, the risk measures discussed below are in accordance with the risk measures currently in effect. See the Bank’s annual report on Form 10-K for a description of the risk measures currently in place.

Market Risk
We define market risk as the risk that net interest income or net market value of capital stock will change as a result of changes in market conditions such as interest rates, spreads, and volatilities. Interest rate risk was the predominant type of market risk exposure throughout the first three months of 2007 and throughout 2006. Our Financial Risk Management Policy is designed to provide an asset and liability management framework to respond to changes in market conditions without creating undue balance sheet stress. The Board of Directors routinely reviews both the policy limits and the actual exposures to verify the level of interest rate risk in our balance sheet remains at prudent and reasonable levels.
Net Market Value of Capital Stock
Net market value of capital stock, at a moment in time, is defined by the Bank as the present value of assets minus the present value of liabilities plus the net present value of derivatives. See the “Net Market Value of Capital Stock” section in the Bank’s annual report on Form 10-K for additional information.
The following tables show our net market value of capital stock and the percentage change from base case using implied forward rates and assuming interest rates instantaneously shift up and down 200 basis points in 50 basis point increments at each quarter-end during 2006, and at March 31, 2007 (dollars in millions):

	Net Market Value of Capital Stock
	Down 200	Down 150	Down 100	Down 50	Base Case	Up 50	Up 100	Up 150	Up 200
2007
March	1,807	1,898	1,956	1,990	1,992	1,969	1,933	1,890	1,842
2006
December	1,795	1,886	1,950	1,988	1,985	1,958	1,917	1,868	1,814
September	1,708	1,863	1,960	1,996	1,994	1,971	1,936	1,895	1,849
June	1,826	1,934	1,988	2,011	2,015	2,007	1,993	1,972	1,947
March	1,850	1,959	2,007	2,009	1,982	1,936	1,880	1,818	1,752

	Percentage Change from Base Case
	Down 200	Down 150	Down 100	Down 50	Base Case	Up 50	Up 100	Up 150	Up 200
2007
March	(9.3)%	(4.7)%	(1.8)%	(0.1)%	—	(1.1)%	(3.0)%	(5.1)%	(7.5)%
2006
December	(9.6)%	(5.0)%	(1.8)%	0.2%	—	(1.4)%	(3.4)%	(5.9)%	(8.6)%
September	(14.3)%	(6.6)%	(1.7)%	0.1%	—	(1.1)%	(2.9)%	(5.0)%	(7.3)%
June	(9.4)%	(4.0)%	(1.4)%	(0.2)%	—	(0.4)%	(1.1)%	(2.1)%	(3.4)%
March	(6.7)%	(1.2)%	1.3%	1.4%	—	(2.3)%	(5.1)%	(8.3)%	(11.6)%

The increase in net market value of capital stock at March 31, 2007 compared with December 31, 2006 was primarily attributable to changes in interest rates. Interest rates declined during the three months ended March 31, 2007, in addition to a tightening of consolidated obligation spreads. The consolidated obligation spread tightening increased the market value of our assets more than liabilities thereby increasing net market value of capital stock. This was partially offset by a decline in value of mortgage loans due to mortgage option adjusted spread widening. To protect the net market value of capital stock, we use hedging transactions such as entering into or canceling interest rate swaps on existing debt and altering the funding structures of new mortgage purchases.
The percentage change from our base case under the interest rate scenarios shown in the table above indicate the Bank has less interest rate risk in more likely interest rate scenarios (100 basis points or less rate changes) than in extreme interest rate scenarios (100 to 200 basis point rate changes). Relative to December 31, 2006, the Bank’s market value profile at March 31, 2007 shows a reduced exposure to falling interest rates but an increased exposure to rising interest rates, resulting in a more balanced market risk profile. The improvement in the risk profile was achieved through hedging transactions and asset-liability rebalancing.
The Bank was in compliance with its net market value of capital stock policy in the first three months of 2007 and throughout 2006.
Value at Risk for the Bank’s Overall Operations
In addition to quantifying changes in the net market value of capital stock with instantaneous parallel interest rate changes, management estimates the possible changes in the market value of total equity using a value at risk methodology. Under this methodology, the balance sheet is revalued under a large number of stressed market scenarios to calculate a six-month value at risk given a 99 percent confidence level. The corresponding one-month value at risk for a 99 percent confidence level is then calculated by dividing the six-month value at risk by the square root of six (square root of time method). For additional discussion on the Bank’s value at risk methodology see “Value at Risk for the Bank’s Overall Operations” in the Bank’s annual report on Form 10-K.

Value at risk is useful to establish risk tolerance limits and is commonly used in asset-liability management. We maintain value at risk below a level that ranges from 4 percent to 10 percent of total equity depending upon the level of mortgage assets acquired from the mortgage purchase programs to total assets, as specified by the Bank’s Board of Directors. The following table shows the high, average, and low amounts for month-end market value of equity at risk (expressed as a percent of the total market value of equity) and the related policy limits of value at risk for 2006 and the first three months of 2007:

	Market Value of
	Equity at Risk
	(% of Total Equity)	Policy Limit
2007 (first three months)
High (January)	(5.4)%	(7.9)%
Average	(5.1)%	(8.0)%
Low (March)	(4.9)%	(8.1)%
March	(4.9)%	(8.1)%

2006
High (March)	(6.2)%	(8.6)%
Average	(5.2)%	(8.5)%
Low (July)	(4.7)%	(8.4)%
December	(4.8)%	(8.4)%
The Bank’s market value of equity at risk was below our established policy limits at each month-end during the first three months of 2007 and the year ending December 31, 2006. Changes in the risk profile were driven by decreasing interest rates, steepening yield curves, changing yield spreads, and adjustments to our asset, liability, and derivative levels as necessary to protect the par redemption value of capital stock.
We also report results of the six-month value at risk calculation described above to the Finance Board as part of risk based capital. We estimated with 99 percent confidence that market value of total equity could decline in a six-month holding period by less than 12.1 percent at March 31, 2007 and 11.8 percent at December 31, 2006 using the regulatory methodology prescribed by the Finance Board. During the first three months of 2007 and the year 2006, the increase was due mainly to decreasing interest rates, steepening yield curves, changing yield spreads, and adjustments to our balance sheet as necessary to protect the par redemption value of capital stock.

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
The following table shows duration gap for the Bank using implied forward rates and assuming interest rates shift instantaneously up and down 200 basis points at 50 basis point increments for each quarter-end during 2006 and at March 31, 2007 (in months):

	Duration Gap (in months)
	Down 200	Down 150	Down 100	Down 50	Base Case	Up 50	Up 100	Up 150	Up 200
2007
March	(5.7)	(4.8)	(3.3)	(1.8)	(0.3)	0.8	1.4	1.8	2.0
2006
December	(5.9)	(5.0)	(3.6)	(1.8)	(0.0)	1.1	1.7	2.1	2.4
September	(9.6)	(7.6)	(4.4)	(1.8)	(0.2)	0.7	1.2	1.6	1.9
June	(8.2)	(5.2)	(3.0)	(1.7)	(1.0)	(0.4)	(0.0)	0.3	0.6
March	(6.4)	(4.9)	(2.1)	(0.2)	1.1	1.9	2.4	2.8	3.1
In comparison with December 31, 2006, duration gaps increased in declining interest rate scenarios and decreased in rising interest rate scenarios. Duration gap profile at March 31, 2007 indicated relatively more risk exposure to declining interest rates than to rising interest rates. We have maintained duration gap within our risk tolerances (plus or minus six months in the base case) throughout the period. We accomplished this objective through mortgage hedging activity and asset-liability rebalancing actions. Relative to December 31, 2006, the Bank’s duration gap profile at March 31, 2007 shows a reduced exposure to both rising and declining interest rate scenarios.
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

The Bank uses two different but complementary approaches to quantify risk and structure funding and hedging of the mortgage portfolio. The first is a cash flow matching analytical framework that seeks to generally match the cash flows of assets, liabilities, and derivatives for a number of market scenarios. The second is a Monte Carlo simulation based approach that focuses on market values in a number of randomly generated market scenarios. The two approaches provide different perspectives of the portfolio profile to quantify risk. For additional discussion on the Bank’s approaches see “Mortgage Finance Market Risk” in the Bank’s annual report on Form 10-K.
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
Estimated Market Value Loss
We amended our Financial Risk Management Policy and established this market risk measure and policy limit effective August 2006. On a daily basis, we maintain the estimated market value loss of our mortgage portfolio within the policy limit with parallel changes in interest rates of plus or minus 100 basis points. Our policy requires that the Mortgage Finance segment’s estimated market value loss not exceed 5.0 percent on the total market value of equity for the Bank in up and down 100 basis point interest rate shift scenarios. Additionally, if the estimated market value loss for the Mortgage Finance segment exceeds 3.5 percent of total market value of equity, the Bank’s Asset-Liability Committee is required to perform additional review and report such review to our Board of Directors. For additional discussion on this measure see “Estimated Market Value Loss” in the Bank’s annual report on Form 10-K.

The following table shows the estimated market value loss for the Mortgage Finance segment assuming interest rates instantaneously shift up and down 100 basis points for quarter-end March 31, 2007 and each quarter-end during 2006 (in months) (amounts in millions):

	Amount of Market Value of Equity		Percentage of Market Value of Equity
	Down 100	Up 100	Down 100	Up 100
2007
March	$(31.2)	$(59.2)	(1.6)%	(3.0)%
2006
December	$(41.7)	$(61.5)	(2.1)%	(3.1)%
September	$(47.9)	$(43.9)	(2.4)%	(2.2)%
June	$(20.2)	$(32.2)	(1.0)%	(1.6)%
March	$(9.9)	$(83.2)	(0.5)%	(4.2)%
At March 31, 2007, the estimated market value loss for the Mortgage Finance segment shows a reduced exposure to both declining and rising interest rates compared with December 31, 2006. Changes in the estimated market value loss were driven by market movements during the first three months of 2007, hedging transactions, and asset-liability rebalancing. We were in compliance with this policy for the first three months of 2007.
Mortgage Finance Typical Funding Structures–When we purchase mortgages, we attempt to match the initial duration of our liabilities to our assets within a reasonable range. We issue a mix of debt securities across a broad spectrum of final maturities to achieve the desired liability durations. For additional information see “Mortgage Finance Typical Funding Structures” in the Bank’s annual report on Form 10-K.

Our funding of mortgage assets is designed to be flexible to handle changes in mortgage asset prepayment speeds. The following table shows a base case projection of remaining fixed rate mortgage asset balances assuming a 15 percent constant prepayment rate and the supporting funding based on the slowest and fastest contractual pay-down scenarios at March 31, 2007 and December 31, 2006:

	Projected Remaining Balances as a Percent
	of March 31, 2007 Balances
	1 year	3 years	5 years	10 years	13 years	15 years
Mortgage assets (base case)	83%	58%	40%	15%	8%	6%
Mortgage liabilities[1]
Assuming payoff at maturity (slowest)	87%	62%	44%	13%	8%	5%
Assuming payoff on earliest call date (fastest)	53%	33%	22%	5%	4%	2%

	Projected Remaining Balances as a Percent
	of December 31, 2006 Balances
	1 year	3 years	5 years	10 years	13 years	15 years
Mortgage assets (base case)	83%	58%	40%	15%	8%	6%
Mortgage liabilities[1]
Assuming payoff at maturity (slowest)	89%	63%	44%	13%	9%	5%
Assuming payoff on earliest call date (fastest)	55%	34%	21%	4%	4%	2%
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

The notional amount of derivatives reflects the volume of our hedges, but it does not measure the credit exposure of the Bank because there is no principal at risk. The following table categorizes the notional amount of our derivatives at March 31, 2007 and December 31, 2006 (dollars in millions):

	March 31,	December 31,
	2007	2006
Notional amount of derivatives
Interest rate swaps
Noncancelable	$15,900	$15,697
Cancelable by counterparty	12,801	12,245

	28,701	27,942

Interest rate swaptions	1,475	1,425
Interest rate caps	100	100
Forward settlement agreements	18	17
Mortgage delivery commitments	17	16

Total notional amount	$30,311	$29,500

We record derivatives on the statements of condition at fair value. After netting the fair market values and accrued interest of the derivative instruments by counterparty, we classify positive counterparty balances as derivative assets and negative counterparty balances as derivative liabilities. Derivative assets represent our maximum credit risk to counterparties, and derivative liabilities represent the exposure of counterparties to us. Except for economic hedging relationships, all of the net estimated fair value gains and losses on our derivative contracts are offset by net hedging fair value adjustment losses and gains or other book value adjustments on the related hedged items.

The following table categorizes the notional amount and the estimated fair value of derivative financial instruments, excluding accrued interest, by product and type of accounting treatment. The category fair value represents hedges that qualify for fair value hedge accounting. The category economic represents hedge strategies that do not qualify for hedge accounting. Amounts at March 31, 2007 and December 31, 2006 were as follows (dollars in millions):

	March 31, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Advances
Fair value	$12,015	$(38)	$11,935	$(8)
Economic	500	—	500	—
Mortgage Assets
Mortgage-backed securities
Economic	100	—	100	—
Forward settlement agreements
Economic	18	—	17	—
Mortgage delivery commitments
Economic	17	—	16	—
Consolidated obligations
Bonds
Fair value	16,171	(148)	15,492	(221)
Economic	15	—	15	—
Balance Sheet
Economic	1,475	—	1,425	—

Total notional and fair value	$30,311	$(186)	$29,500	$(229)

Total derivatives, excluding accrued interest		(186)		(229)
Accrued interest		100		102

Net derivative balance		$(86)		$(127)

Net derivative assets		43		36
Net derivative liabilities		(129)		(163)

Net derivative balance		$(86)		$(127)

At March 31, 2007 and December 31, 2006, we had one callable bond with a par amount of $15 million that contains an embedded derivative that has been bifurcated from its host. The fair value of this embedded derivative is presented on a combined basis with the host contract and not included in the above table. The fair value of the embedded derivative was a liability of $37,000 and $0.1 million at March 31, 2007 and December 31, 2006.

Liquidity Risk
See “Liquidity” beginning on page 58 for additional detail of our liquidity management.
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
At March 31, 2007 and December 31, 2006, four borrowers had outstanding advances greater than $1.0 billion. These advance holdings represented approximately 29 percent and 27 percent of the total par value of advances outstanding at March 31, 2007 and December 31, 2006. For further discussion on our largest borrowers of advances, see “Advances” on page 51.
We assign discounted values to collateral pledged to the Bank based on its relative risk. At March 31, 2007 and December 31, 2006, borrowers reported $45 billion of collateral (net of applicable discount or margin factors) to support $23 billion of advances and other activities with the Bank. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate liquidity and to borrow in the future.

The following table shows the dollar and percentage composition (net of applicable discount and margin factors) of collateral pledged to the Bank at March 31, 2007 and December 31, 2006 (dollars in billions):

	March 31,		December 31,
	2007		2006
Collateral Type	Dollars	Percent	Dollars	Percent
Residential mortgage loans	$21.1	46.7%	$20.8	46.5%
Other real estate related collateral	15.5	34.4	15.5	34.8
Investment securities/insured loans	7.6	16.9	7.5	16.8
Secured small business, small farm, and small agribusiness loans	0.9	2.0	0.9	1.9

Total collateral	$45.1	100.0%	$44.7	100.0%

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

The following table provides a comparison of the MPF products:

			Average PFI
			Credit
			Enhancement	Base and		Additional
		PFI Credit	Amount as	Performance		Credit
		Enhancement	Percent of	Based Credit	Credit	Enhance-
Product	MPF Bank	Size	Master	Enhancement	Enhancement	ment Fee to	Servicing
Name	FLA Size	Description	Commitment[1]	Fee to PFI	Fee Offset[2]	PFI[3]	Fee to PFI
(1) Original MPF	3 to 6 basis points per year based on the remaining unpaid principal balance	Equivalent to AA	2.81%	8 to 11 basis points per year paid monthly	No	0 to 3.75 basis points per year paid monthly	25 basis points per year
(2) MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	0.75%	7 to 11 basis points per year paid monthly	Yes–after 3 years	0 to 3.75 basis points per year paid monthly	25 basis points per year
(3) MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	1.37%	7 to 10 basis points per year paid monthly	Yes	0 to 3.75 basis points per year paid monthly	25 basis points per year
(4) MPF Plus[4]	Sized to equal expected losses	0 to 20 basis points after FLA and supplemental mortgage insurance	1.31%	6.5 to 8.5 basis points per year fixed plus 8.0 to 10.0 basis points per year performance based (delayed for 1 year); all paid monthly	Yes – performance based only	0 to 3.86 basis points per year paid monthly	25 basis points per year
(5) Original MPF FHA/VA	NA	Unreimbursed servicing expenses	NA	2 basis points per year paid monthly	No	0 to 5.0 basis points per year paid monthly	44 basis points per year

[1]	MPF Program Master Commitments participated in or held by the Bank at March 31, 2007.

[2]	Future payouts of performance based credit enhancement fees are reduced when losses are allocated to the First Loss Account (FLA).

[3]	Additional credit enhancement fee is fixed and cannot be reduced when losses are allocated to the FLA. The additional credit enhancement fee does not relate to any residual credit risk in the underlying mortgages in the MPF program.

[4]	PFI credit enhancement amount includes SMI policy coverage.

The FLA is a memorandum account which is a record-keeping mechanism we use to track the amount of losses for which the Bank could have a potential loss exposure (before the member’s credit enhancement is used to cover losses). The table on page 81 provides information on potential exposure related to the FLA for each MPF product. The FLA is not funded by the Bank or the participating member. Reductions in the amount of base or performance based credit enhancement fees paid to the participating member offset any losses incurred by the Bank, up to the limit of the FLA, except for the Original MPF product. The Bank maintains the FLA for each master commitment. Losses in excess of a participating member’s FLA have been negligible since the inception of the MPF program.
The following table presents activity in the FLA memorandum account for the three months ended March 31, 2007 and the year ended December 31, 2006 (dollars in millions):

	March 31,	December 31,
	2007	2006
Balance, beginning of period	$94	$91
Additions due to loan purchases	1	3
Deductions due to loss on sale of property	—	—

Balance, end of period	$95	$94

PFIs are paid credit enhancement fees as an incentive to minimize credit losses, share in the risk on MPF loans, and pay for supplemental mortgage insurance (SMI). These fees are paid monthly and are determined based on the remaining principal balance of the MPF loans. The amount of the required credit enhancement fee may vary depending on the MPF products selected. Credit enhancement fees are recorded as a reduction to mortgage loan interest income. The Bank also pays performance based credit enhancement fees which are based on actual performance of the mortgage loans. In general, base or performance based fees are net of cumulative unrecovered losses paid by the Bank. To the extent that losses in the current month exceed base or performance based credit enhancement fees accrued, the remaining losses are recovered from future base or performance based credit enhancement fees payable to the member. The Bank recorded credit enhancement fees of $5.3 million and $6.0 million for the three months ended March 31, 2007 and 2006. Our liability for credit enhancement fees was $8.2 million and $8.5 million at March 31, 2007 and December 31, 2006.

The following table presents our MPF portfolio by product type at March 31, 2007 and December 31, 2006 at par value (dollars in billions):

	March 31, 2007		December 31, 2006
Product Type	Dollars	Percent	Dollars	Percent
Original MPF	$0.2	1.7%	$0.2	1.7%
MPF 100	0.1	0.9	0.1	0.8
MPF 125	1.1	9.5	1.1	9.3
MPF Plus	9.6	82.7	9.9	83.2

Total conventional loans	11.0	94.8	11.3	95.0

Government-insured loans	0.5	4.3	0.5	4.2

Total mortgage loans	11.5	99.1	11.8	99.2

MPF Shared Funding recorded in investments	0.1	0.9	0.1	0.8

Total MPF related assets	$11.6	100.0%	$11.9	100.0%

The MPF Shared Funding Certificates included in the preceding table are mortgage-backed certificates created from conventional conforming mortgages using a senior/subordinated tranche structure. The Bank’s investment is recorded in held-to-maturity securities. The following table shows our Shared Funding Certificates and credit ratings at March 31, 2007 and December 31, 2006 (dollars in millions):

	March 31,	December 31,
Credit Rating	2007	2006
AAA	$56	$58
AA	3	2

Total MPF Shared Funding Certificates	$59	$60

At March 31, 2007 and December 31, 2006, we held mortgage loans acquired from Superior amounting to $9.8 billion and $10.0 billion. At March 31, 2007 and December 31, 2006, these loans represented 85 percent of total mortgage loans at par value. The loans are primarily MPF Plus and government-insured loans.
We also manage the credit risk on our mortgage loan portfolio by monitoring portfolio performance and the creditworthiness of our participating members. All loans purchased by the Bank must comply with underwriting guidelines which follow standards generally required in the secondary mortgage market.

The following table shows portfolio characteristics of the conventional loan portfolio at March 31, 2007 and December 31, 2006. Portfolio concentrations are calculated based on unpaid principal balances.

	March 31,	December 31,
	2007	2006
Portfolio Characteristics

Regional concentration[1]
Midwest	35.8%	35.4%
West	19.6%	19.8%
Southwest	16.3%	16.3%
Southeast	15.7%	15.9%
Northeast	12.5%	12.6%

State concentration
Minnesota	13.5%	13.3%
California	10.2%	10.3%
Iowa	6.1%	5.9%
Illinois	5.8%	5.9%
Missouri	4.2%	4.1%

Weighted average FICO (register mark) score at origination[2]	735	734
Weighted average loan-to-value at origination	68%	68%

Average loan amount at origination	$159,080	$159,275

Original loan term
Less than or equal to 15 years	26%	26%
Greater than 15 years	74%	74%

[1]	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.
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

We monitor the delinquency levels of our mortgage loan portfolio on a monthly basis. A summary of our delinquencies at March 31, 2007 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total
30 days	$92	$17	$109
60 days	18	5	23
90 days	5	1	6
Greater than 90 days	2	2	4
Foreclosures and bankruptcies	32	4	36

Total delinquencies	$149	$29	$178

Total mortgage loans outstanding	$11,011	$490	$11,501

Delinquencies as a percent of total mortgage loans	1.4%	5.9%	1.5%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.4%	1.4%	0.4%

A summary of our delinquencies at December 31, 2006 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total
30 days	$105	$22	$127
60 days	19	5	24
90 days	6	2	8
Greater than 90 days	1	—	1
Foreclosures and bankruptcies	33	—	33

Total delinquencies	$164	$29	$193

Total mortgage loans outstanding	$11,249	$511	$11,760

Delinquencies as a percent of total mortgage loans	1.5%	5.7%	1.6%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.3%	—%	0.3%

For additional information related to delinquent mortgage loans, see “Mortgage Assets” in the Bank’s annual report on
Form 10-K.
The allowance for credit losses was $0.3 million at March 31, 2007 and December 31, 2006. The Bank did not have any charge-offs or recoveries during the three months ended March 31, 2007 and 2006. At March 31, 2007 and December 31, 2006, the Bank had $23.9 million and $23.5 million of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $0.3 million and $0.5 million for the three months ended March 31, 2007 and 2006. At March 31, 2007 and December 31, 2006, the Bank’s other assets included $6.7 and $6.3 million of real estate owned.
In accordance with the Bank’s allowance for credit losses policy, the allowance estimate is based on historical loss experience, current delinquency levels, economic data, and other relevant factors using a pooled loan approach. On a regular basis, we monitor delinquency levels, loss rates, and portfolio characteristics such as geographic concentration, loan-to-value ratios, property types, and loan age. Other relevant factors evaluated in our methodology include changes in national/local economic conditions, changes in the nature of the portfolio, changes in the portfolio performance, and the existence and effect of geographic concentrations. The Bank monitors and reports portfolio performance regarding delinquency, nonperforming loans, and net charge-offs monthly. Adjustments to the allowance for credit losses are considered quarterly based upon charge-offs, current calculations for probability of default and loss severity, as well as the other relevant factors discussed above. Based upon our evaluation, the Bank determined that an allowance for credit losses of $0.3 million was sufficient to cover projected losses in our MPF portfolio at March 31, 2007.
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

At March 31, 2007, we owned $4.0 billion of mortgage-backed securities that were guaranteed by the U.S. government or issued by government-sponsored housing enterprises. In addition, we had $0.1 billion of other mortgage-backed securities that were rated AAA by a nationally recognized statistical rating organization (NRSRO). At December 31, 2006, we owned $4.2 billion of mortgage-backed securities that were guaranteed by the U.S. government or issued by government-sponsored housing enterprises. In addition, we had $0.1 billion of other mortgage-backed securities that were rated AAA by an NRSRO. We have participated in the MPF Shared Funding Program that has periodically created mortgage-backed certificates.
The Bank also invests in state housing finance agency bonds. At March 31, 2007, we had $4.7 million of state agency bonds rated AA or higher compared with $4.9 million at December 31, 2006.
Investments
We maintain an investment portfolio to provide liquidity and promote asset diversification. Finance Board regulations and policies adopted by the Board of Directors limit the type of investments we may purchase.
The largest unsecured exposure to any single short-term counterparty excluding government-sponsored enterprises was $345 million at March 31, 2007 and $298 million at December 31, 2006. The following tables show our unsecured credit exposure to investment counterparties (including accrued interest receivable) at March 31, 2007 and December 31, 2006 (dollars in millions):

	March 31, 2007
	Certificates of	Commercial	Overnight	Term	Other
Credit Rating[1]	Deposit	Paper	Fed Funds	Fed Funds	Obligations[2]	Total
AAA	$—	$345	$—	$—	$524	$869
AA	—	1,165	1,309	—	—	2,474
A	—	—	1,901	—	—	1,901

Total	$—	$1,510	$3,210	$—	$524	$5,244

	December 31, 2006
	Certificates of	Commercial	Overnight	Term	Other
Credit Rating[1]	Deposit	Paper	Fed Funds	Fed Funds	Obligations[2]	Total
AAA	$—	$297	$—	$—	$567	$864
AA	—	896	575	—	—	1,471
A	—	130	1,050	—	—	1,180

Total	$—	$1,323	$1,625	$—	$567	$3,515

[1]	Credit rating is the lowest of Standard & Poor’s (S&P), Moody’s, and Fitch ratings stated in terms of the Standard & Poor’s equivalent.

[2]	Other obligations represent obligations in government-sponsored enterprises and other FHLBanks.

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
Excluding mortgage delivery commitments that were fully collateralized, we had 26 active derivative counterparties at March 31, 2007 and December 31, 2006, most of which were large highly rated banks and broker-dealers. At March 31, 2007 and December 31, 2006, five counterparties represented approximately 56 percent and 57 percent, respectively, of the total notional amount of outstanding derivative transactions, and all five had a credit rating of A or better. At March 31, 2007, one counterparty with an A credit rating, Morgan Stanley Capital Services, represented $12.9 million or approximately 30 percent of our net derivatives exposure after collateral. At December 31, 2006, one counterparty with an AA credit rating, HSBC Bank USA, N.A., represented $9.7 million or approximately 27 percent of our net derivatives exposure after collateral. In addition, we had mortgage delivery commitment derivatives with notional amounts of $17.4 million at March 31, 2007 compared with $15.7 million at December 31, 2006. Participating members are assessed a fee for failing to fulfill their mortgage delivery commitments.

The following tables show our derivative counterparty credit exposure at March 31, 2007 and December 31, 2006, excluding mortgage delivery commitments and after applying netting agreements and collateral (dollars in millions):

	March 31, 2007
			Total	Value	Exposure
Credit	Active	Notional	Exposure at	of Collateral	Net of
Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]
AAA	2	$1,604	$—	$—	$—
AA	20	22,171	30	—	30
A	4	6,519	13	8	5

Total	26	$30,294	$43	$8	$35

	December 31, 2006
			Total	Value	Exposure
Credit	Active	Notional	Exposure at	of Collateral	Net of
Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]
AAA	3	$1,761	$—	$—	$—
AA	18	21,036	31	—	31
A	5	6,687	5	2	3

Total	26	$29,484	$36	$2	$34

[1]	Credit rating is the lower of the Standard & Poor’s, Moody’s, and Fitch ratings stated in terms of a Standard & Poor’s equivalent.

[2]	Notional amounts serve as a factor in determining periodic interest amounts to be received and paid and generally do not represent actual amounts to be exchanged or directly reflect our exposure to counterparty credit risk.

[3]	For each counterparty, this amount includes derivatives with a net positive market value including the related accrued interest receivable/payable (net).

[4]	Amount equals total exposure at fair value less value of collateral pledged as determined at the counterparty level.

Operational Risk
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, systems, or external events. Operational risk is inherent in all of our business activities and processes. Management has established policies and procedures to reduce the likelihood of operational risk and designed our annual risk assessment process to provide ongoing identification, measurement, and monitoring of operational risk. For additional information related to operational risk, see “Operational Risk” in the Bank’s annual report on Form 10-K.
Business Risk
Business risk is the risk of an adverse impact on the Bank’s profitability resulting from external factors that may occur in both the short- and long-term. Business risk includes political, strategic, reputation, regulatory, and/or environmental factors, many of which are beyond our control.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Market Risk” beginning on page 70 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Bank’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). The Bank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bank’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Bank’s management necessarily should consider applying its judgment in evaluating the cost-benefit relationship of controls and procedures.

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, with the participation of the President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), at March 31, 2007. Based upon that evaluation, the President and CEO and CFO have concluded that the Bank’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-13(e) and 15d-15(e), were not effective at March 31, 2007. This determination is based on management’s identification of the following material weakness in our internal control over financial reporting.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Bank has taken and is planning on taking certain remedial actions to address this material weakness as described in “Changes in Internal Control over Financial Reporting” and “Plan of Remediation for Identified Material Weakness” herein.
Changes in Internal Control over Financial Reporting
For the three months ended March 31, 2007, the Bank’s management implemented and enhanced certain controls and procedures affecting its internal control over financial reporting as they relate to the material weakness identified in “Disclosure Controls and Procedures” above. Specifically, the Bank’s management instituted the following material changes in our internal control over financial reporting:
•	the Bank made progress on a spreadsheet certification process that documents and tests the control environment residing with spreadsheets involved in the financial reporting process.

•	the Bank made progress on the development of IT software programs that will replace complex spreadsheets.

•	the Bank continued to implement additional controls over spreadsheets to limit access to selected authorized individuals.

•	the Bank revised its operational risk reporting policy and implemented procedures to ensure a reporting framework is in place for our internal control environment.

Plan of Remediation for Identified Material Weakness
The Bank plans on continuing to initiate the following actions in conjunction with its remediation efforts specific to the remaining material weakness identified above.
•	Update our risk assessment documents to identify controls that mitigate or compensate the internal control risks, such as review for spreadsheet changes, review of reasonableness of spreadsheet inputs and outputs from a materiality perspective, and overall analytical review. These mitigating or compensating controls are currently being identified and documented.

•	Test the operating effectiveness of selected spreadsheet controls.

•	Continue to develop IT software programs to replace complex spreadsheets as a long-term solution.

•	Implement a software solution that provides an audit trail of all changes to spreadsheets utilized in the financial reporting process.
These planned remedial actions reflect the ongoing remediation efforts the Bank has instituted in response to the material weakness in our internal control over financial reporting identified within “Disclosure Controls and Procedures” above. Additional remediation efforts may be put in place as management continues to assess our internal control over financial reporting as it relates to spreadsheet controls.
Item 4T. Controls and Procedures
Not applicable.
PART II–OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently aware of any pending or threatened legal proceedings against the Bank that could have a material adverse effect on its financial condition, results of operations, or cash flows.

Item 1A. Risk Factors
There were no material changes from the risk factors previously disclosed in the Bank’s annual report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
Appointment of Nicholas J. Spaeth as General Counsel and Chief Risk Officer
On April 25, 2007, the Bank’s Board of Directors appointed Nicholas J. Spaeth to serve as the Bank’s General Counsel and Chief Risk Officer, with his employment commencing on May 1, 2007.
Mr. Spaeth and the Bank have entered into an employment agreement with an initial term under the agreement beginning May 1, 2007 and extending through June 30, 2009. The initial term will automatically be extended by one year effective July 1, 2009 and each year thereafter until such date as either the Bank or Mr. Spaeth terminate such automatic extension. The employment agreement provides that the Bank shall pay an annualized base salary of not less than $330,000 (prorated) in 2007, $343,000 in 2008, and $357,000 in 2009. Mr. Spaeth’s salary will be reviewed annually at the end of each calendar year, but may not be decreased during the term of the agreement.
Prior to joining the Bank, Mr. Spaeth, age 57, was a partner at Kirkpatrick & Lockhart Preston Gates Ellis LLP since 2007. From 2004 to 2007, Mr. Spaeth served as Senior Vice President, Law and Public Policy, and Chief Legal Officer of H&R Block, Inc. Mr. Spaeth served as Senior Vice President, General Counsel and Secretary of Intuit, Inc. from 2003 to 2004, and of GE Employers Reinsurance Corporation from 2000 to 2003.

Item 6. Exhibits
3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932.*

3.2	Bylaws of the Federal Home Loan Bank of Des Moines effective January 12, 2006.*

4.1	Federal Home Loan Bank of Des Moines Capital Plan dated July 8, 2002, approved by the Federal Housing Finance Board July 10, 2002.*

4.2	Reserve Capital Policy effective August 1, 2006 and as amended August 24, 2006.****

10.14	Employment Agreement with Nicholas J. Spaeth effective May 1, 2007.

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the senior vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the senior vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the correspondingly numbered exhibit to our Form 10 filed with the Securities and Exchange Commission on May 12, 2006.

****	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the Securities and Exchange Commission on August 30, 2006.

SIGNATURE
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date: May 11, 2007

By:	/s/ Richard S. Swanson

Richard S. Swanson
President and Chief Executive Officer

EXHIBIT INDEX
Exhibit Number	Description

10.14	Employment Agreement with Nicholas J. Spaeth effective May 1, 2007.

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the senior vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the senior vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.