Form 10-Q
period 2007-06-30
Federal Home Loan Bank of Des Moines
filed 2007-08-10
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Shares outstanding
as of July 31, 2007
Class B Stock, par value $100	19,679,288

PART 1–FINANCIAL INFORMATION
Item 1. Financial Statements
FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(In thousands, except shares)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$42,893	$30,181
Interest-bearing deposits	198,901	11,392
Securities purchased under agreements to resell	305,000	305,000
Federal funds sold	4,230,000	1,625,000
Investments
Available-for-sale securities include $511,619 and $513,457 pledged as collateral at June 30, 2007 and December 31, 2006 that may be repledged (Note 3)	3,394,766	562,165
Held-to-maturity securities (estimated fair value of $4,629,759 and $5,685,809 at June 30, 2007 and December 31, 2006) (Note 4)	4,694,170	5,715,161
Advances (Note 5)	22,627,073	21,854,991
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $250 at June 30, 2007 and December 31, 2006 (Note 6)	11,225,023	11,775,042
Accrued interest receivable	98,297	92,932
Premises and equipment, net	7,064	6,244
Derivative assets (Note 10)	47,919	36,119
Other assets	25,695	27,184

Total assets	$46,896,801	$42,041,411

LIABILITIES AND CAPITAL
LIABILITIES
Deposits
Interest-bearing	$821,785	$899,520
Noninterest-bearing demand	33,369	41,929

Total deposits	855,154	941,449

Securities sold under agreements to repurchase	500,000	500,000
Consolidated obligations, net (Note 7)
Discount notes	7,924,046	4,684,714
Bonds	34,716,319	33,066,286

Total consolidated obligations, net	42,640,365	37,751,000

Mandatorily redeemable capital stock	69,390	64,852
Accrued interest payable	318,089	300,139
Affordable Housing Program	43,707	44,714
Payable to REFCORP	5,764	5,945
Derivative liabilities (Note 10)	157,675	163,505
Other liabilities	20,051	20,836

Total liabilities	44,610,195	39,792,440

Commitments and contingencies (Note 11)
CAPITAL (Note 8)
Capital stock — Class B putable ($100 par value) authorized, issued, and outstanding 19,476,069 and 19,058,783 shares at June 30, 2007 and December 31, 2006	1,947,607	1,905,878
Retained earnings	346,925	344,246
Accumulated other comprehensive (loss) income
Net unrealized (loss) gain on available-for-sale securities	(6,663)	188
Employee retirement plans	(1,263)	(1,341)

Total capital	2,286,606	2,248,971

Total liabilities and capital	$46,896,801	$42,041,411

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME
Advances	$296,931	$279,311	$587,419	$532,262
Advance prepayment fees, net	307	164	378	177
Interest-bearing deposits	1,059	2,305	1,180	10,075
Securities purchased under agreements to resell	4,083	3,812	8,112	7,227
Federal funds sold	64,744	27,266	103,993	63,413
Investments
Trading securities	—	89	—	180
Available-for-sale securities	22,953	665	30,464	2,009
Held-to-maturity securities	72,583	72,583	148,223	144,116
Mortgage loans held for portfolio	141,644	155,832	286,804	315,028
Loans to other FHLBanks	—	7	—	7

Total interest income	604,304	542,034	1,166,573	1,074,494

INTEREST EXPENSE
Consolidated obligations
Discount notes	97,823	56,594	165,778	106,648
Bonds	446,271	432,040	880,301	861,456
Deposits	12,494	7,118	26,510	15,556
Borrowings from other FHLBanks	14	55	14	114
Securities sold under agreements to repurchase	7,434	6,958	14,805	13,320
Mandatorily redeemable capital stock	1,154	818	1,808	1,453

Total interest expense	565,190	503,583	1,089,216	998,547

NET INTEREST INCOME	39,114	38,451	77,357	75,947
Provision for credit losses on mortgage loans	—	—	—	—

NET INTEREST INCOME AFTER MORTGAGE LOAN CREDIT LOSS PROVISION	39,114	38,451	77,357	75,947

OTHER INCOME
Service fees	561	634	1,141	1,252
Net loss on trading securities	—	(15)	—	(46)
Net realized gain on held-to-maturity securities	—	—	545	—
Net gain (loss) on derivatives and hedging activities	927	419	(461)	1,888
Other, net	1,107	1,642	1,582	2,164

Total other income	2,595	2,680	2,807	5,258

OTHER EXPENSE
Salaries and Benefits	6,022	5,927	11,944	11,917
Operating	3,534	4,332	6,939	8,660
Finance Board	409	442	817	884
Office of Finance	235	188	579	482

Total other expense	10,200	10,889	20,279	21,943

INCOME BEFORE ASSESSMENTS	31,509	30,242	59,885	59,262

Affordable Housing Program	2,670	2,552	5,546	4,986
REFCORP	5,763	5,538	10,962	10,855

Total assessments	8,433	8,090	16,508	15,841

NET INCOME	$23,076	$22,152	$43,377	$43,421

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE DECEMBER 31, 2006	19,059	$1,905,878	$344,246	$(1,153)	$2,248,971

Proceeds from issuance of capital stock	4,015	401,532	—	—	401,532

Repurchase/redemption of capital stock	(3,572)	(357,183)	—	—	(357,183)

Net shares reclassified to mandatorily redeemable capital stock	(26)	(2,620)	—	—	(2,620)

Comprehensive income (loss)

Net income	—	—	43,377	—	43,377

Other comprehensive income

Net unrealized loss on available-for-sale securities	—	—	—	(6,851)	(6,851)

Net unrealized gain on employee retirement plans	—	—	—	78	78

Total comprehensive income (loss)	—	—	43,377	(6,773)	36,604

Cash dividends on capital stock (4.25% annualized)	—	—	(40,698)	—	(40,698)

BALANCE JUNE 30, 2007	19,476	$1,947,607	$346,925	$(7,926)	$2,286,606

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE DECEMBER 31, 2005	19,321	$1,932,054	$329,241	$(827)	$2,260,468

Proceeds from issuance of capital stock	3,814	381,429	—	—	381,429

Repurchase/redemption of capital stock	(3,310)	(330,984)	—	—	(330,984)

Net shares reclassified to mandatorily redeemable capital stock	—	(20)	—	—	(20)

Comprehensive income (loss)

Net income	—	—	43,421	—	43,421

Other comprehensive income

Net unrealized loss on available-for-sale securities	—	—	—	(5)	(5)

Total comprehensive income (loss)	—	—	43,421	(5)	43,416

Cash dividends on capital stock (3.4% annualized)	—	—	(32,745)	—	(32,745)

BALANCE JUNE 30, 2006	19,825	$1,982,479	$339,917	$(832)	$2,321,564

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$43,377	$43,421

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums, discounts, and basis adjustments on investments, advances, mortgage loans, and consolidated obligations	14,551	22,719
Concessions on consolidated obligation bonds	2,130	3,157
Premises and equipment	463	205
Other	(297)	(177)
Net realized gain from sale of held-to-maturity securities	(545)	—
Net change in fair value adjustment on derivatives and hedging activities	(20,513)	(1,641)
Net realized loss on disposal of premises and equipment	77	10
Net change in:
Trading securities	—	1,131
Accrued interest receivable	(5,365)	4,121
Accrued interest on derivatives	(29,249)	(582)
Other assets	(79)	1,999
Accrued interest payable	17,950	(24,083)
Affordable Housing Program (AHP) liability and discount on AHP advances	(1,023)	(90)
Payable to REFCORP	(181)	(43,418)
Other liabilities	(682)	(2,630)

Total adjustments	(22,763)	(39,279)

Net cash provided by operating activities	20,614	4,142

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(187,509)	622,428
Federal funds sold	(2,605,000)	1,280,000
Short-term held-to-maturity securities	573,387	694,911
Available-for-sale securities:
Proceeds from maturities	1,894,305	250,000
Purchases	(4,718,054)	(449,172)
Held-to-maturity securities:
Proceeds from sales	33,005	—
Proceeds from maturities	415,808	564,256
Purchases	—	(500,000)
Advances to members:
Principal collected	38,324,296	43,249,118
Originated	(39,184,280)	(44,062,769)
Mortgage loans held for portfolio:
Principal collected	706,568	808,902
Originated or purchased	(159,402)	(187,830)
Additions to premises and equipment	(1,491)	(1,274)
Proceeds from sale of premises and equipment	131	46

Net cash (used in) provided by investing activities	(4,908,236)	2,268,616

FINANCING ACTIVITIES
Net change in deposits	(86,295)	(307,494)
Net proceeds from issuance of consolidated obligations
Discount notes	322,268,394	344,865,640
Bonds	5,329,023	1,712,698
Payments for maturing and retiring consolidated obligations
Discount notes	(319,041,060)	(343,157,362)
Bonds	(3,575,271)	(5,352,514)
Proceeds from issuance of capital stock	401,532	381,429
Proceeds (payments) for issuance/repurchase/redemption of mandatorily redeemable capital stock	1,892	(9,050)
Payments for repurchase/redemption of capital stock	(357,183)	(330,984)
Cash dividends paid	(40,698)	(32,745)

Net cash provided by (used in) financing activities	4,900,334	(2,230,382)

Net increase in cash and due from banks	12,712	42,376
Cash and due from banks at beginning of the period	30,181	42,366

Cash and due from banks at end of the period	$42,893	$84,742

Supplemental disclosures
Cash paid during the period for
Interest	$1,061,498	$989,348
AHP	$6,553	$5,060
REFCORP	$11,143	$54,273
Transfer of MPF loans to real estate owned	$4,612	$4,708
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
Note 1—Basis of Presentation
The accompanying unaudited financial statements of the Bank for the three and six months ended June 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) of America (GAAP) for interim financial information. Accordingly, they do not include all of the information required by GAAP for full year information and should be read in conjunction with the audited financial statements for the year ended December 31, 2006, which are contained in the Bank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2007.
Descriptions of the significant accounting policies of the Bank are included in Note 1 (Summary of Significant Accounting Policies) of the Bank’s 2006 audited financial statements in the annual report on Form 10-K.

Note 2—Recently Issued Accounting Standards & Interpretations
SFAS 157. On September 15, 2006, the Federal Accounting Standards Board (FASB) issued Statement of Financial Account Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under this standard, fair value measurements will be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank) and interim periods within those fiscal years. The Bank has not yet determined the effect that the adoption of this statement will have on its results of operations or financial condition.
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

FIN 39-1. On April 30, 2007, the FASB issued FASB Interpretation (FIN) No. FIN 39-1, Amendment of FIN No. 39 (FIN 39-1). FIN 39-1 permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with earlier application permitted. An entity should recognize the effects of applying FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Bank has not yet determined the effect that the adoption of FIN 39-1 will have on its financial statements.
Note 3—Available-for-Sale Securities
Major Security Types. Available-for-sale securities at June 30, 2007 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Non-mortgage-backed securities
Commercial paper	$1,909,863	$55	$538	$1,909,380
Government-sponsored enterprise obligations	519,452	104	—	519,556

Total non-mortgage backed securities	2,429,315	159	538	2,428,936

Mortgage-backed securities
Government-sponsored enterprises	972,114	—	6,284	965,830

Total	$3,401,429	$159	$6,822	$3,394,766

Available-for-sale securities at December 31, 2006 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprise obligations	$561,977	$245	$57	$562,165

Government-sponsored enterprise obligations represented Federal National Mortgage Association (Fannie Mae) and/or Federal Home Loan Mortgage Corporation (Freddie Mac) debt securities.
Available-for-sale securities with unrealized losses had fair values of $2.5 billion as of June 30, 2007. These securities, as of June 30, 2007 have been in a loss position for less than twelve months. The Bank reviewed its available-for-sale investments and has determined that all unrealized losses reflected above are temporary based on the creditworthiness of the issuers, the underlying collateral, and the Bank’s intent to hold the investments until a recovery of fair value, which may be maturity.

Note 4—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities at June 30, 2007 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Non-mortgage-backed securities
Commercial paper	$747,228	$—	$39	$747,189
State or local housing agency obligations	4,670	—	47	4,623
Other	8,571	121	—	8,692

Total non-mortgage-backed securities	760,469	121	86	760,504

Mortgage-backed securities
Government-sponsored enterprises	3,746,236	2,639	64,919	3,683,956
U.S. government agency- guaranteed	72,148	512	42	72,618
MPF shared funding	56,879	—	2,812	54,067
Other	58,438	176	—	58,614

Total mortgage-backed securities	3,933,701	3,327	67,773	3,869,255

Total	$4,694,170	$3,448	$67,859	$4,629,759

Held-to-maturity securities at December 31, 2006 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Non-mortgage-backed securities
Commercial paper	$1,322,441	$—	$—	$1,322,441
State or local housing agency obligations	4,930	12	6	4,936
Other	8,275	165	—	8,440

Total non-mortgage-backed securities	1,335,646	177	6	1,335,817

Mortgage-backed securities
Government-sponsored enterprises	4,144,054	5,081	33,510	4,115,625
U.S. government agency- guaranteed	81,053	500	23	81,530
MPF shared funding	60,364	—	1,897	58,467
Other	94,044	327	1	94,370

Total mortgage-backed securities	4,379,515	5,908	35,431	4,349,992

Total	$5,715,161	$6,085	$35,437	$5,685,809

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
At June 30, 2007 held-to-maturity securities totaling $1.8 billion have been in a loss position for less than twelve months and $1.9 billion have been in a loss position for greater than twelve months. All of the held-to-maturity securities with unrealized losses greater than twelve months have a fair market value that is within 97.3 percent of their respective amortized cost basis. The Bank reviewed its held-to-maturity investments and has determined that all unrealized losses reflected above are temporary based on the creditworthiness of the issuers, the underlying collateral, and the Bank’s intent to hold the investments to maturity.

Note 5—Advances
Redemption Terms. The following table shows the Bank’s advances outstanding at June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %
Overdrawn demand deposit accounts	$490	—	$628	—
Due in one year or less	6,697,490	5.04	5,624,396	4.81
Due after one year through two years	2,696,434	4.88	3,636,567	4.85
Due after two years through three years	2,709,675	5.21	2,048,650	5.10
Due after three years through four years	2,226,444	5.22	2,045,968	5.33
Due after four years through five years	1,746,147	5.19	2,171,469	5.20
Thereafter	6,633,923	4.89	6,322,940	4.88

Total par value	22,710,603	5.03	21,850,618	4.95

Commitment fees	(2)		(3)
Discounts on AHP advances	(106)		(122)
Premiums on advances	486		520
Discounts on advances	(74)		(110)
Hedging fair value adjustments
Cumulative fair value loss	(90,970)		(3,298)
Basis adjustments from terminated hedges	7,136		7,386

Total	$22,627,073		$21,854,991

The Bank offers members advances that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). At June 30, 2007 and December 31, 2006, the Bank had callable advances of $323.4 million and $339.2 million. Other advances may be prepaid only by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance.

Interest Rate Payment Terms. The following table details additional interest rate payment terms for advances at June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30,	December 31,
	2007	2006
Par amount of advances
Fixed rate	$18,655,049	$17,828,325
Variable rate	4,055,554	4,022,293

Total	$22,710,603	$21,850,618

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
Mortgage loans with a contractual maturity of 15 years or less are classified as medium term, and all other mortgage loans are classified as long term. The following table presents information at June 30, 2007 and December 31, 2006 on mortgage loans held for portfolio (dollars in thousands):

	June 30,	December 31,
	2007	2006
Real Estate:
Fixed rate medium-term single family mortgages	$2,746,417	$2,943,839
Fixed rate long-term single family mortgages	8,466,408	8,816,457

Total par value	11,212,825	11,760,296

Premiums	103,975	112,726
Discounts	(99,872)	(107,452)
Basis adjustments from mortgage loan commitments	8,345	9,722
Allowance for credit losses	(250)	(250)

Total mortgage loans held for portfolio	$11,225,023	$11,775,042

The par value of mortgage loans held for portfolio outstanding at June 30, 2007 and December 31, 2006 consisted of government-insured loans totaling $467.9 million and $511.0 million and conventional loans totaling $10.7 billion and $11.2 billion, respectively.

The allowance for credit losses was $0.3 million at June 30, 2007 and December 31, 2006. The Bank did not have any charge-offs or recoveries during the three and six month periods ended June 30, 2007 and 2006. At June 30, 2007 and December 31, 2006, the Bank had $25.1 million and $23.5 million of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $0.3 million and $0.2 million for the three months ended June 30, 2007 and 2006 and $0.6 million and $0.7 million for the six months ended June 30, 2007 and 2006. At June 30, 2007 and December 31, 2006, the Bank’s other assets included $6.1 million and $6.3 million of real estate owned.
Mortgage loans other than those included in large groups of smaller balance homogeneous loans are considered impaired when, based on current information and events, it is probable the Bank will be unable to collect all principal and interest amounts due under the contractual terms of the mortgage loan agreement. At June 30, 2007 and December 31, 2006, the Bank had no recorded investments in impaired mortgage loans.
The Bank records credit enhancement fees paid to members as a reduction to mortgage loan interest income. Credit enhancement fees totaled $5.3 million and $5.9 million for the three months ended June 30, 2007 and 2006 and $10.6 million and $11.9 million for the six months ended June 30, 2007 and 2006.
Note 7—Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. Consolidated bonds are issued to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated discount notes are issued to raise short-term funds of less than one year. These notes sell at less than their face amount and are redeemed at par value when they mature. See the Bank’s annual report on Form 10-K for additional information regarding consolidated obligations.
The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $970.8 billion and $951.7 billion at June 30, 2007 and December 31, 2006.

Consolidated Bonds. The following table shows the Bank’s participation in consolidated bonds outstanding at June 30, 2007 and December 31, 2006 by year of contractual maturity (dollars in thousands):

	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %
Due in one year or less	$5,942,200	4.05	$6,098,300	3.40
Due after one year through two years	4,156,800	4.33	5,660,200	4.10
Due after two years through three years	6,059,900	4.65	4,505,300	4.51
Due after three years through four years	3,272,700	4.97	2,622,100	4.84
Due after four years through five years	2,315,250	4.70	2,291,800	4.97
Thereafter	10,581,200	5.16	9,223,600	5.09
Index amortizing notes	2,810,345	5.12	2,977,416	5.12

Total par value	35,138,395	4.73	33,378,716	4.51

Premiums	38,614		33,183
Discounts	(34,913)		(22,578)
Hedging fair value adjustments
Cumulative fair value gain	(298,351)		(194,877)
Basis adjustments from terminated hedges	(127,426)		(128,158)

Total	$34,716,319		$33,066,286

The following table shows the Bank’s total consolidated bonds outstanding at June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30,	December 31,
	2007	2006
Par amount of consolidated bonds
Noncallable or nonputable	$25,143,595	$22,421,116
Callable	9,994,800	10,957,600

Total par value	$35,138,395	$33,378,716

Interest Rate Payment Terms. The following table shows interest rate payment terms for the Bank’s total consolidated bonds at June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30,	December 31,
	2007	2006
Par amount of consolidated bonds:
Fixed rate	$34,521,895	$32,623,716
Simple variable rate	40,000	90,700
Variable rate with cap	100,000	100,000
Step-up	302,500	327,500
Range bonds	174,000	236,800

Total par value	$35,138,395	$33,378,716

Consolidated Discount Notes. Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365/366 days. These notes are issued at less than their face amount and redeemed at par value when they mature.
The Bank’s participation in consolidated discount notes, all of which are due within one year, was as follows at June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate %	Amount	Rate %
Par value	$7,973,587	5.06	$4,699,916	5.02
Discounts	(49,541)		(15,202)

Total	$7,924,046		$4,684,714

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

The following table shows the Bank’s compliance with the Finance Board’s capital requirements at June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30, 2007		December 31, 2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Total capital-to-asset ratio	4.00%	5.02%	4.00%	5.50%
Total regulatory capital	$1,875,872	$2,363,922	$1,681,653	$2,314,976
Mandatorily Redeemable Capital Stock. As of June 30, 2007 and December 31, 2006 the Bank had $69.4 million and $64.9 million in capital stock subject to mandatory redemption with payment subject to a five year waiting period. These amounts have been classified as “mandatorily redeemable capital stock” in the Statements of Condition.
The following table summarizes the Bank’s activity related to mandatorily redeemable capital stock for the six months ended June 30, 2007 and for the year ended December 31, 2006 (dollars in thousands).

	June 30,	December 31,
	2007	2006
Mandatorily Redeemable Capital Stock
Balance, beginning of period	$64,852	$85,084
Capital stock subject to mandatory redemption reclassified (including fair value adjustment)	2,646	2,717
Proceeds (payments) for issuance/repurchase/ redemption of mandatorily redeemable capital stock	1,892	(22,949)

Balance, end of period	$69,390	$64,852

Note 9—Segment Information
The Bank has identified two primary operating segments based on its method of internal reporting: Member Finance and Mortgage Finance. The products and services provided reflect the manner in which financial information is evaluated by management.
The Member Finance segment includes products such as advances, non-mortgage investments, and their related funding. Income from the Member Finance segment is derived primarily from the difference, or spread, between the yield on advances and non-mortgage investments and the borrowing and hedging costs related to those assets.
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
The following shows the Bank’s financial performance by operating segment for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	Member	Mortgage
	Finance	Finance	Total
Three months ended June 30, 2007
Adjusted net interest income	$33,121	$5,960	$39,081
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$33,121	$5,960	$39,081

Average assets for the period	$30,594,869	$15,624,246	$46,219,115
Total assets at period end	$30,781,498	$16,115,303	$46,896,801

Three months ended June 30, 2006
Adjusted net interest income	$30,756	$7,987	$38,743
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$30,756	$7,987	$38,743

Average assets for the period	$25,850,634	$17,536,995	$43,387,629
Total assets at period end	$26,095,702	$17,245,212	$43,340,914

The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. Net interest income does not include these amounts in the statements of income for financial reporting purposes. Interest income and interest expense associated with economic hedges are recorded in other income in “Net gain (loss) on derivatives and hedging activities” on the statements of income. The following table reconciles the Bank’s financial performance by operating segment to the Bank’s total income before assessments for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30,
	2007	2006
Adjusted net interest income after mortgage loan credit loss provision	$39,081	$38,743
Net interest income (expense) on economic hedges	33	(292)

Net interest income after mortgage loan credit loss provision	39,114	38,451

Other income	2,595	2,680
Other expenses	10,200	10,889

Income before assessments	$31,509	$30,242

The following table shows the Bank’s financial performance by operating segment for the six months ended June 30, 2007 and 2006 (dollars in thousands):

	Member	Mortgage
	Finance	Finance	Total
Six months ended June 30, 2007
Adjusted net interest income	$65,127	$12,188	$77,315
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$65,127	$12,188	$77,315

Average assets for the period	$29,041,296	$15,740,079	$44,781,375
Total assets at period-end	$30,781,498	$16,115,303	$46,896,801

Six months ended June 30, 2006
Adjusted net interest income	$57,102	$18,886	$75,988
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$57,102	$18,886	$75,988

Average assets for the period	$26,782,274	$17,590,300	$44,372,574
Total assets at period-end	$26,095,702	$17,245,212	$43,340,914
The following table reconciles the Bank’s financial performance by operating segment to the Bank’s total income before assessments for the six months ended June 30, 2007 and 2006 (dollars in thousands):

	Six Months Ended June 30,
	2007	2006
Adjusted net interest income after mortgage loan credit loss provision	$77,315	$75,988
Net interest income (expense) on economic hedges	42	(41)

Net interest income after mortgage loan credit loss provision	77,357	75,947

Other income	2,807	5,258
Other expenses	20,279	21,943

Income before assessments	$59,885	$59,262

Note 10—Derivatives and Hedging Activities
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
The Bank recorded the following net gain (loss) on derivatives and hedging activities in other income for the three and six month periods ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net gain related to fair value hedge ineffectiveness	$1,254	$439	$80	$1,493
Net (loss) gain related to economic hedges	(327)	(20)	(541)	395

Net gain (loss) on derivatives and hedging activities	$927	$419	$(461)	$1,888

The following table categorizes the notional amount and the estimated fair value of derivatives, excluding accrued interest, by derivative instrument and type of accounting treatment at June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$29,064,266	$(241,981)	$27,426,995	$(228,998)
Economic	500,000	(111)	515,000	(192)
Interest rate swaptions
Economic	2,500,000	78	1,425,000	2
Interest rate caps
Economic	2,600,000	1,309	100,000	—
Forward settlement agreements
Economic	24,000	(9)	17,000	114
Mortgage delivery commitments
Economic	24,759	(36)	15,792	(57)

Total notional and fair value	$34,713,025	$(240,750)	$29,499,787	$(229,131)

Total derivatives, excluding accrued interest		(240,750)		(229,131)
Accrued interest		130,994		101,745

Net derivative balance		$(109,756)		$(127,386)

Net derivative assets		47,919		36,119
Net derivative liabilities		(157,675)		(163,505)

Net derivative balance		$(109,756)		$(127,386)

At June 30, 2007, the Bank did not have any embedded derivatives that required bifurcation. At December 31, 2006, the Bank had one callable bond with a par amount of $15.0 million that contained an embedded derivative that had been bifurcated from its host. The fair value of this embedded derivative was presented on a combined basis with the host contract and not included in the above table. The fair value of the embedded derivative was a liability of $0.1 million at December 31, 2006.
At June 30, 2007 and December 31, 2006, the Bank’s maximum credit risk related to derivative counterparties, as defined above, was $47.9 million and $36.1 million. These totals include $37.2 million and $28.3 million of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. The Bank held $10.0 million and $1.6 million as collateral at June 30, 2007 and December 31, 2006.

Note 11—Commitments and Contingencies
As described in Note 7, the 12 FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon by the Finance Board to repay all or part of such obligations, as determined or approved by the Finance Board. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank. The par amounts of the outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $927.7 billion and $913.6 billion at June 30, 2007 and December 31, 2006.
Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $1.4 billion at June 30, 2007, and had original terms between nine days and five years with a final expiration in 2012. Outstanding standby letters of credit were $1.3 billion at December 31, 2006, and had original terms between five days and five years with a final expiration in 2011. The value of the guarantees related to standby letters of credit are recorded in other liabilities and amount to $0.7 million at June 30, 2007 and December 31, 2006. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these commitments.
Commitments that unconditionally obligate the Bank to fund or purchase mortgage loans from members in the MPF program totaled $24.8 million and $15.8 million at June 30, 2007 and December 31, 2006. Commitments are generally for periods not to exceed forty-five business days.
For managing the inherent credit risk in the MPF program, participating members receive base and performance based credit enhancement fees from the Bank. When the Bank incurs losses for certain MPF products, it reduces available credit enhancement fee payments until the amount of the loss is recovered up to the limit of the first loss account (FLA). The FLA is an indicator of the potential losses for which the Bank is liable (before the member’s credit enhancement is used to cover losses). The FLA amounted to $95.3 million and $94.1 million at June 30, 2007 and December 31, 2006.
Consolidated obligation discount notes that had traded but not settled at June 30, 2007 and December 31, 2006 were $0.3 million par value. Consolidated obligation bonds that had traded but not settled at June 30, 2007 and December 31, 2006 were $24.0 million and $0.0 million par value. At June 30, 2007 and December 31, 2006 the Bank had derivatives with a notional value of $77.5 million and $0.0 million that had traded but not settled. Advances that had traded but not settled at June 30, 2007 and December 31, 2006 were $53.5 million and $7.5 million. Advance commitments are fully collateralized throughout the life of the agreements.

The Bank generally executes derivatives with large highly rated banks and broker-dealers and enters into bilateral collateral agreements. The Bank had cash pledged as collateral to broker-dealers of $23.8 million and $11.3 million at June 30, 2007 and December 31, 2006 for derivatives. Cash pledged as collateral is classified as interest-bearing deposits in the statements of condition.
The Bank may be subject to legal proceedings that arise in the normal course of business. The Bank presently is not aware of any pending or threatened legal proceedings.
Notes 5, 6, 7, and 10 discuss other commitments and contingencies.
Note 12—Activities with Stockholders and Housing Associates
Under the Bank’s capital plan, the only voting rights conferred upon the Bank’s members are for the election of directors. In accordance with the Act and Finance Board regulations, members elect a majority of the Bank’s Board of Directors. The remaining directors are appointed by the Finance Board. Under statute and regulations, each elective directorship is designated to one of the five states in the Bank’s district and a member is entitled to vote for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. At June 30, 2007 and December 31, 2006, no member owned more than 10 percent of the voting interests of the Bank due to statutory limits on members’ voting rights as discussed above.
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
In addition, the Bank has investments in Federal funds sold, interest-bearing deposits, commercial paper, and mortgage-backed securities that were issued by affiliates of the Bank’s members. All investments are transacted at market prices and mortgage-backed securities are purchased through securities brokers or dealers.

The following table shows transactions with members and their affiliates, former members and their affiliates, and housing associates at June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30,	December 31,
	2007	2006
Assets:
Federal funds sold	$530,000	$420,000
Investments	319,233	248,130
Advances	22,627,073	21,854,991
Accrued interest receivable	16,970	16,333
Derivative assets	5,530	6,507
Other assets	42	86

Total	$23,498,848	$22,546,047

Liabilities:
Deposits	$822,922	$903,426
Mandatorily redeemable capital stock	69,390	64,852
Accrued interest payable	1,021	424
Derivative liabilities	8,941	11,383
Other liabilities	693	663

Total	$902,967	$980,748

Notional amount of derivatives	$3,039,882	$2,534,362
Standby letters of credit	1,411,605	1,295,576
Transactions with Directors’ Financial Institutions. In the normal course of business, the Bank extends credit to its members whose directors and officers serve as its directors (Directors’ Financial Institutions). Finance Board regulations require that transactions with Directors’ Financial Institutions be subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. At June 30, 2007 and December 31, 2006, advances outstanding to the Bank Directors’ Financial Institutions aggregated $187.0 million and $158.7 million, representing 0.8 percent and 0.7 percent of the Bank’s total outstanding advances. There were no mortgage loans originated by the Bank Directors’ Financial Institutions during the three months ended June 30, 2007 and 2006. Mortgage loans originated by the Bank Directors’ Financial Institutions were approximately $0.5 million and $0.4 million during the six months ended June 30, 2007 and 2006. At June 30, 2007 and December 31, 2006, capital stock outstanding to the Bank Directors’ Financial Institutions aggregated $20.5 million and $19.4 million, representing 1.0 percent of the Bank’s total outstanding capital stock. The Bank did not have any investment or derivative transactions with Directors’ Financial Institutions during the six months ended June 30, 2007 and 2006.

Business Concentrations. The Bank has business concentrations with stockholders whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding.
Capital Stock — The following tables present members and their affiliates holding 10 percent or more of outstanding capital stock (including stock classified as mandatorily redeemable) at June 30, 2007 and December 31, 2006 (shares in thousands):

			Shares at	Percent of
			June 30,	Total Capital
Name	City	State	2007	Stock
Superior Guaranty Insurance Corporation	Minneapolis	MN	4,373	21.7%
Wells Fargo Bank, N.A.	Sioux Falls	SD	189	0.9

			4,562	22.6%

			Shares at	Percent of
			December 31,	Total Capital
Name	City	State	2006	Stock
Superior Guaranty Insurance Corporation	Minneapolis	MN	4,639	23.5%
Wells Fargo Bank, N.A.	Sioux Falls	SD	189	1.0

			4,828	24.5%

In 2002, the Bank purchased $155.6 million in Shared Funding Certificates supported by purchases of the Bank’s stock by Superior Guaranty Insurance Corporation (Superior). The Bank paid Superior fees of $0 and $2,000 for the six months ended June 30, 2007 and 2006 for participation in the MPF shared funding program. The Bank did not pay any fees during the three months ended June 30, 2007 and 2006 as the letter agreement with Superior was terminated by the Bank by letter dated January 13, 2006.
Advances — The Bank had advances with Superior and Wells Fargo Bank, N.A. (Wells Fargo) of $700.0 million at June 30, 2007 and December 31, 2006. The Bank did not make any advances to Wells Fargo during the six months ended June 30, 2007.
Total interest income from Superior and Wells Fargo amounted to $9.4 million and $9.0 million for the three months ended June 30, 2007 and 2006 and $18.7 million and $17.3 million for the six months ended June 30, 2007 and 2006. On June 30, 2007 and December 31, 2006, the Bank held sufficient collateral to cover the member’s advances and expected to incur no credit losses as a result of them.
Mortgage Loans — At June 30, 2007 and December 31, 2006, 84 and 85 percent of the Bank’s mortgage loans outstanding were purchased from Superior.

Other — The Bank has executed a lease for 20 years with an affiliate of Wells Fargo, which is a member of the Bank, to acquire space in a building for the Bank’s headquarters. The following table shows the future minimum rentals for the lease.

Year	Amount
Due in one year or less	$869
Due after one year through two years	869
Due after two years through three years	869
Due after three years through four years	869
Due after four years through five years	869
Thereafter	13,471

Total	$17,816

Note 13—Activities With Other FHLBanks
The Bank may invest in other FHLBank consolidated obligations, for which the other FHLBanks are the primary obligor, for liquidity purposes. The Bank did not have any investments in other FHLBank consolidated obligations at June 30, 2007 or December 31, 2006.
The Bank purchased MPF Shared Funding Certificates from the FHLBank of Chicago. See Note 4 - Held to Maturity Securities at page 12 for additional details.
In addition, the Bank recorded service fee expense as an offset to other income due to its relationship with the FHLBank of Chicago in the MPF program. The Bank recorded $0.1 million in service fee expense to the FHLBank of Chicago for each of the three months ended June 30, 2007 and 2006 as a reduction of other income and $0.3 million for each of the six months ended June 30, 2007 and 2006.
The FHLBank of Chicago pays the Bank a monthly participation fee based on the aggregate amount of outstanding loans purchased under the MPF program. The Bank recorded other income of $0.1 million for each of the three months ended June 30, 2007 and 2006 and $0.2 million for each of the six months ended June 30, 2007 and 2006. The FHLBank of Chicago is required to pay the Bank this monthly participation fee until the tenth anniversary of the day the agreement between the Bank and the FHLBank of Chicago is terminated. Either party may terminate the agreement with ninety days written notice to the other party.

The Bank may sell or purchase unsecured overnight and term Federal funds at market interest rates to or from other FHLBanks. The Bank did not make any loans to other FHLBanks during the three and six months ended June 30, 2007 and 2006. The following table shows the borrowing activity from other FHLBanks for the six months ended June 30, 2007 and 2006 (dollars in thousands):

	Beginning		Principal	Ending
Other FHLBank	Balance	Borrowings	Payment	Balance
June 30, 2007
Cincinnati	$—	$100,000	$(100,000)	$—

June 30, 2006
Cincinnati	$—	$245,000	$(245,000)	$—
San Francisco	—	425,000	(425,000)	—

Total	$—	$670,000	$(670,000)	$—

The Office of Finance may also coordinate transfers of FHLBank debt amongst other FHLBanks. The Bank may, from time to time, assume the outstanding primary liability of another FHLBank rather than issue new debt for which the Bank is the primary obligor. The Bank did not assume the outstanding primary liability of another FHLBank during the six months ended June 30, 2007 or 2006. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances.
Note 14—Subsequent Event
On July 13, 2007, a member rescinded their notice of withdrawal from the Bank. The Bank subsequently reclassified approximately $24.1 million from mandatorily redeemable capital stock to capital stock.
On August 10, 2007, the Board of Directors approved payment of a cash dividend at a rate of 4.25 percent per annum based on average capital stock balances for the three months ended June 30, 2007. The dividend amounted to $21.1 million and will be paid on August 17, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes at the beginning of this Form 10-Q and in conjunction with our Management’s Discussion and Analysis and annual report on Form 10-K.
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
Forward-looking statements in this report include, among others, statements regarding the following:
•	Our expectation that the change in our collateral maintenance levels will make our advance products more attractive to our membership.

•	Our expectation that the volume of purchases for the Mortgage Partnership Finance (register mark) (MPF (register mark)) program (Mortgage Partnership Finance and MPF are registered trademarks of the Federal Home Loan Bank of Chicago) will continue to be at low levels, which will reduce Mortgage Finance’s net interest income. The expected decrease in Mortgage Finance’s net interest income may be partially offset by interest income from the Bank’s Mortgage-Backed Securities (MBS) portfolio.

•	Our ability to fund future liquidity and capital resource requirements.
There can be no assurance that unanticipated risks will not materially and adversely affect our results of operations. For a description of some of the risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements see “Risk Factors” in the annual report on Form 10-K.

Conditions in the Financial Markets
Three and Six Month Periods Ended June 30, 2007 and 2006 and December 31, 2006
During the three months ended June 30, 2007 general economic and financial market performance had a mixed impact on the Bank’s net interest income. General economic performance and financial market conditions impact the Bank’s net interest income through their influence on (1) our advance, investment, and MPF volumes; (2) changes in the Bank’s funding costs and spreads; and (3) earnings on invested capital. While the general increase in interest rates increases net income due to higher earnings on invested capital, the rise in rates moderated the growth of MPF and advance assets.
Financial Market Conditions
During the first six months of 2007, average market interest rates increased when compared with 2006. The following table shows information on key average market interest rates for the three and six month periods ended June 30, 2007 and 2006 and key market interest rates at December 31, 2006:

	Second Quarter	Second Quarter	Year-to-date	Year-to-date
	2007	2006	June 30, 2007	June 30, 2006	December 31,
	3-Month	3-Month	6-Month	6-Month	2006
	Average	Average	Average	Average	Ending Rate
Fed effective[1]	5.25%	4.90%	5.25%	4.69%	5.17%
Three-month LIBOR[1]	5.36	5.22	5.36	4.99	5.36
10-year U.S. Treasury[1]	4.84	5.07	4.76	4.82	4.70
30-year residential mortgage note[2]	6.33	6.60	6.28	6.42	6.18

[1]	Source is Bloomberg.

[2]	Average calculated using The Mortgage Bankers Association Weekly Application Survey; December 31, 2006 ending rates are from the last week in 2006.
The Federal Reserve Board, through its Open Market Committee, which increased the Fed funds rate by 25 basis points four times in 2006, left the Fed funds rates unchanged during the first six months of 2007. During the three months ended June 30, 2007 average Fed funds increased by 35 basis points compared to the same period in 2006. For the six months ended June 30, 2007 average Fed funds increased 56 basis points in comparison to the same period in 2006. Three month London Interbank Offered Rate (LIBOR) increased 37 basis points during the first six months of 2007 in comparison to the same period in 2006. During second quarter of 2007, LIBOR increased 14 basis points in comparison to the same period in 2006 due to increased short-term rates over the period.

Agency Spreads
Developments in the Agency debt market reduced the Bank’s after swap cost of funds during the period. Agency spreads to LIBOR increased in the shorter maturities during the second quarter of 2007 in comparison to the second quarter of 2006. Decreasing spreads were the result of lower government-sponsored enterprise (GSE) debt issuance relative to a year ago and continued investor interest in Agency debt. This resulted in less expensive funding for the Bank on a sub-LIBOR basis.

	Second Quarter	Second Quarter
	2007	2006	December 31,
	3-Month	3-Month	2006
	Average	Average	Ending Rate
FHLB spreads to LIBOR
(basis points)[1]
2-year	(16.1)	(14.9)	(13.7)
5-year	(13.8)	(12.5)	(13.9)
10-year	(9.9)	(11.5)	(15.1)

[1]	Source is Office of Finance.
Mortgage Market Conditions
Developments in the mortgage-backed security markets improved the attractiveness of mortgage investments for the Bank. Poor sub-prime mortgage credit performance have kept traditional investors out of the market as delinquencies and foreclosures reach all time highs on securities backed by these loans. These concerns, along with increases in LIBOR option-adjusted spread (LOAS) during this same time period, improved the spreads that the Bank could earn on MBS investments. While we cannot predict future outcomes, to date we have not experienced credit losses for our holdings of mortgage loans or MBS, due primarily to our business model, conservative policy pertaining to advances collateral and investments, and reduced credit risk due to the design of our mortgage loan programs.
Selected Financial Data
The following selected financial data should be read in conjunction with the financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report, and our annual report on Form 10-K. The financial position data at June 30, 2007 and results of operations data for the three and six month periods ended June 30, 2007 were derived from the unaudited financial statements and condensed notes thereto included in this report. The financial position data at December 31, 2006 was derived from the audited financial statements and notes not included in this report.

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods and is in conformity with accounting principles generally accepted in the United States (U.S.) of America (GAAP). The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be achieved for the full year.

	June 30,	December 31,
Statements of Condition	2007	2006
(Dollars in millions)
Short-term investments[1]	$7,910	$3,826
Mortgage-backed securities	4,900	4,380
Other investments	13	13
Advances	22,627	21,855
Mortgage loans, net	11,225	11,775
Total assets	46,897	42,041
Securities sold under agreements to repurchase	500	500
Consolidated obligations[2]	42,640	37,751
Mandatorily redeemable capital stock	69	65
Affordable Housing Program	44	45
Payable to REFCORP	6	6
Total liabilities	44,610	39,792
Capital stock — Class B putable	1,948	1,906
Retained earnings	347	344
Capital-to-asset ratio[3]	4.88%	5.35%

	Three months ended June 30,		Six months ended June 30,
Operating Results and Performance Ratios	2007	2006	2007	2006
(Dollars in millions)
Interest income	$604.3	$542.0	$1,166.6	$1,074.5
Interest expense	565.1	503.6	1,089.2	998.6
Net interest income	39.2	38.4	77.4	75.9
Provision for credit losses on mortgage loans	—	—	—	—
Net interest income after mortgage loan credit loss provision	39.2	38.4	77.4	75.9
Other income[4]	2.6	2.7	2.8	5.3
Other expense	10.3	10.8	20.3	21.9
Total assessments[5]	8.4	8.2	16.5	15.9
Net income	23.1	22.1	43.4	43.4

Return on average assets	0.20%	0.21%	0.20%	0.20%
Return on average total capital	4.09	3.87	3.86	3.85
Net interest margin	0.34	0.35	0.35	0.34
Operating expenses to average assets[6]	0.08	0.10	0.09	0.09
Annualized dividend rate	4.25	3.80	4.25	3.40
Cash dividends declared and paid	$21.2	$18.4	$40.7	$32.7

[1]	Short-term investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, commercial paper, and government-sponsored enterprise obligations. Short-term investments have terms less than one year.

[2]	The par amount of the outstanding consolidated obligations for all 12 Federal Home Loan Banks (FHLBanks) was $970.8 billion and $951.7 billion at June 30, 2007 and December 31, 2006.

[3]	Capital-to-asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at the end of the period.

[4]	Other income includes change in fair value of derivatives.

[5]	Total assessments include: Affordable Housing Program and Resolution Funding Corporation (REFCORP).

[6]	Operating expenses to average assets ratio is salaries and benefits plus operating expenses as a percentage of average total assets.

Overview
The following discussion highlights significant factors influencing our results of operations and financial condition. Average balances are calculated on a daily weighted average basis. Amounts used to calculate percentage variances are based on numbers in thousands. Accordingly, recalculations may not produce the same results when the amounts are disclosed in millions.
The Bank’s members are both stockholders and customers. As a cooperative, we deliver value in a way that not only provides members with attractive product prices and reasonable returns on invested capital, but also provides the Bank with adequate retained earnings to support safe and sound business operations. The Bank’s financial policies and practices are designed to support those three key components.
Our advance portfolio increased to $22.6 billion at June 30, 2007 from $21.9 billion at December 31, 2006, or approximately 3.5 percent. The increase was primarily due to advances with our insurance company membership, which was the result of competitive advance pricing throughout the quarter. However, the growth in the advance portfolio continues to be impacted by competition from brokered deposits. Interest income on our advance portfolio increased $17.8 million or 6.4 percent for the three months ended June 30, 2007 compared with the three months ended June 30, 2006. Interest income on our advance portfolio increased $55.4 million or 10.4 percent for the six months ended June 30, 2007 compared with the same period in 2006. Although advance activity has increased during the first six months of 2007, the higher interest rate environment primarily drove the increase in advance interest income for the three and six month periods ended June 30, 2007 when compared to the same periods in 2006. We continue to operate under our strategic imperative of delivering member value by focusing our efforts on growth opportunities, including developing and implementing sales and marketing strategies, and evaluating our advance pricing. During the second quarter of 2007, the Bank reviewed our collateral requirements and reduced the collateral maintenance levels thereby increasing our members’ borrowing capacity. We expect the change in our collateral maintenance levels to make our advance products more attractive to our membership.
Investments increased $4.6 billion to $12.8 billion at June 30, 2007 from $8.2 billion at December 31, 2006. In 2007, we reviewed our investment strategy to ensure our investment portfolio adequately provides for day-to-day and contingent liquidity requirements, earns a reasonable return on invested capital, and increases the Bank’s asset-to-capital ratio. The increase in investments was primarily due to the Bank’s efforts to increase its asset-to-capital ratio.

At June 30, 2007, our mortgage loan portfolio declined approximately 4.7 percent to $11.2 billion compared with $11.8 billion at December 31, 2006 due primarily to pay-downs of the existing portfolio exceeding new loan acquisitions. Although the Bank continues to purchase mortgage loans through the MPF program from participating members, the Bank anticipates that, over time, the MPF program will become a smaller portion of the Bank’s assets and income. Therefore, the Bank is analyzing the impact of the decreasing mortgage loan portfolio on the Bank’s business and considering alternatives to the current MPF program such as off balance sheet strategies. Interest income from mortgage loans held for portfolio was $141.6 million and $155.8 million for the three months ended June 30, 2007 and 2006 and $286.8 million and $315.0 million for the six months ended June 30, 2007 and 2006.
On April 26, 2007, the Board of Directors approved a revised schedule for the payment of dividends to Bank members and an exception to the reserve capital policy for the transition dividend. Under the revised schedule, dividends paid will correlate with calendar quarters and the associated earnings. We expect the declaration of dividends to coincide with our quarterly earnings releases approximately 45 days after each quarter end. Prior to April 26, 2007 dividends were paid in March for December, January, and February; June for March, April, and May; September for June, July, and August; and December for September, October, and November. In order to make the transition to the revised dividend schedule, the Bank paid a dividend in May 2007 based on actual earnings for March 2007 and the equivalent of two months’ earnings taken from retained earnings. In accordance with Bank procedures, dividend payments to members are based on the daily average capital stock held by the member for the dividend coverage period. The dividend in May 2007 was based on the daily average capital stock held by members during the month of March. The dividend was paid on May 18, 2007 at an annualized rate of 4.25 percent and amounted to $21.2 million.

Results of Operations
Three and Six Month Periods Ended June 30, 2007 and 2006
Net Income- Net income was relatively flat when comparing the three and six month periods ended June 30, 2007 to the same periods in 2006. Net income was $23.1 million and $22.1 million for the three months ended June 30, 2007 and 2006 and $43.4 million for the each of the six month periods ended June 30, 2007 and 2006.
Net interest income increased $0.8 million and $1.5 million for the three and six month periods ended June 30, 2007 when compared with the same periods in 2006 primarily due to the increased interest rate environment. Other income decreased $0.1 million and $2.5 million for the three and six month periods ended June 30, 2007 when compared with the same periods in 2006 primarily due to changes in net gain (loss) on derivatives and hedging activities, which will fluctuate based on the Bank’s hedging activities and changes in interest rates. Additionally, in the first quarter of 2007 the Bank implemented an enhanced valuation methodology for certain long haul method hedge relationships that resulted in recording a loss on derivatives and hedging activities of $1.3 million. Other expense decreased $0.5 million and $1.6 million for the three and six month periods ended June 30, 2007 when compared with the same periods in 2006 primarily due to decreased professional fees included within operating expenses. See additional discussion for other income on page 44 and other expense on page 45.
Net Interest Income-Net interest income is the primary measure of the performance of our ongoing operations. Fluctuations in average asset, liability, and capital balances, and the related yields and costs are the primary causes of changes in our net interest income.
Average assets increased to $44.8 billion in the first six months of 2007 from $44.4 billion for the same period in 2006. The increase was primarily attributable to increased average Federal funds sold and short-term investments, partially offset by decreased average mortgage loans and advances. Average liabilities increased to $42.5 billion in the first six months of 2007 from $42.1 billion for the same period in 2006. The increase was due to increased levels of average deposits and consolidated obligations. Average deposits fluctuate depending on our members’ alternatives for short term investments and average consolidated obligations fluctuate depending on the Bank’s asset balances and funding needs.

Average capital decreased $12.0 million in the first six months of 2007 compared to the same period in 2006. The decrease was primarily due to a decline in capital stock requirements to support member activities related to mortgage loans and advances.
The following table shows net interest income for the three and six month periods ended June 30, 2007 and 2006 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total interest income	$604.3	$542.0	$1,166.6	$1,074.5
Total interest expense	565.1	503.6	1,089.2	998.6

Net interest income before mortgage loan credit loss provision	39.2	38.4	77.4	75.9
Provision for credit losses on mortgage loans	—	—	—	—

Net interest income after mortgage loan credit loss provision	$39.2	$38.4	$77.4	$75.9

Net interest income before and after mortgage loan credit loss provision increased $0.8 and $1.5 million for the three and six month periods ended June 30, 2007 compared with the same periods in 2006. The increase was primarily due to increased earnings on capital of $1.3 million and $4.1 million for the three and six month periods ended June 30, 2007 when compared with the same periods in 2006. The increase in earnings on capital was partially offset by decreased asset-liability spread income of $0.5 million and $2.6 million for the three and six month periods ended June 30, 2007 compared with the same periods in 2006. See additional discussion below under “Asset-Liability Spread” and “Earnings on Capital”.
The yield on total interest-earning assets and cost of interest-bearing liabilities are impacted by our use of derivatives to adjust the interest rate sensitivity of assets and liabilities.
The two components of the Bank’s net interest income are earnings from our asset-liability spread and earnings on capital.

Asset-liability Spread-This spread equals the yield on total assets minus the cost of total liabilities. Asset-liability spread income declined $0.5 million and $2.6 million for the three and six month periods ended June 30, 2007 compared with the same periods in 2006. The decline in asset-liability spread income was due to increased yields on our assets and liabilities during the three and six month periods ended June 30, 2007 compared with the same periods in 2006 which is reflective of the increased interest rate environment. However, the increase in cost on our liabilities increased more than the yield on our assets.
Earnings on Capital-We invest our capital to generate earnings, generally for the same repricing maturity as the assets being supported.
Earnings on capital increased $1.3 million and $4.1 million during the three and six month periods ended June 30, 2007 compared with the same periods in 2006 primarily due to higher interest rates. As short- and intermediate-term interest rates have risen, the earnings contribution from capital increased. The increase in earnings on capital was partially offset by decreased average capital balances during the three and six month periods ended June 30, 2007. Average capital decreased $25.0 million and $12.0 million during the three and six month periods ended June 30, 2007 compared with the same periods in 2006 primarily due to a decline in capital stock requirements to support member activities related to mortgage loans.

The following tables present average balances and rates of major interest rate sensitive asset and liability categories for the three and six month periods ended June 30, 2007 and 2006. The tables also present the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities and the net interest margin between yield on total assets and the cost of total liabilities and capital (dollars in millions).

	For the Three Months Ended June 30, 2007			For the Three Months Ended June 30, 2006
			Interest			Interest
	Average		Income/	Average		Income/
	Balance	Yield/Cost	Expense	Balance	Yield/Cost	Expense
Interest-earning assets
Interest-bearing deposits	$79	5.36%	$1.1	$191	4.84%	$2.3
Securities purchased under agreements to resell	305	5.37%	4.1	305	5.01%	3.8
Federal funds sold	4,873	5.33%	64.8	2,214	4.94%	27.2
Short-term investments[1]	2,936	5.31%	38.8	655	4.90%	8.0
Mortgage-backed securities[1]	4,257	5.33%	56.5	4,987	5.24%	65.2
Other investments	13	4.36%	0.2	14	4.39%	0.2
Advances	22,108	5.39%	297.2	22,199	5.05%	279.5
Mortgage loans[2]	11,378	4.99%	141.6	12,563	4.98%	155.8
Loans to other FHLBanks	—	—	—	1	5.11%	—

Total interest-earning assets	45,949	5.28%	604.3	43,129	5.04%	542.0
Noninterest-earning assets	270	—	—	259	—	—

Total assets	$46,219	5.24%	$604.3	$43,388	5.01%	$542.0

Interest-bearing liabilities
Deposits	$989	5.07%	$12.5	$606	4.71%	$7.2
Consolidated obligations
Discount notes	7,541	5.20%	97.8	4,696	4.83%	56.5
Bonds	34,270	5.22%	446.2	34,473	5.03%	432.1
Other interest-bearing liabilities	569	6.06%	8.6	585	5.37%	7.8

Total interest-bearing liabilities	43,369	5.23%	565.1	40,360	5.00%	503.6
Noninterest-bearing liabilities	585	—	—	738	—	—

Total liabilities	43,954	5.16%	565.1	41,098	4.91%	503.6
Capital	2,265	—	—	2,290	—	—

Total liabilities and capital	$46,219	4.91%	$565.1	$43,388	4.66%	$503.6

Net interest income and spread		0.05%	$39.2		0.04%	$38.4

Net interest margin		0.34%			0.35%

Average interest-earning assets to interest-bearing liabilities		105.95%			106.86%

Composition of net interest income
Asset-liability spread		0.09%	$10.0		0.10%	$10.5
Earnings on capital		5.16%	29.2		4.91%	27.9

Net interest income			$39.2			$38.4

[1]	The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[2]	Nonperforming loans are included in average balances used to determine average rate.

	For the Six Months Ended June 30, 2007			For the Six Months Ended June 30, 2006
			Interest			Interest
	Average		Income/	Average		Income/
	Balance	Yield/Cost	Expense	Balance	Yield/Cost	Expense
Interest-earning assets
Interest-bearing deposits	$45	5.36%	$1.2	$448	4.54%	$10.1
Securities purchased under agreements to resell	305	5.36%	8.1	305	4.78%	7.2
Federal funds sold	3,938	5.32%	104.0	2,728	4.69%	63.4
Short-term investments[1]	2,492	5.33%	65.9	878	4.61%	20.1
Mortgage-backed securities[1]	4,241	5.35%	112.5	4,889	5.19%	125.9
Other investments	13	4.33%	0.3	14	4.45%	0.3

Advances	21,977	5.39%	587.8	22,146	4.85%	532.5
Mortgage loans[2]	11,509	5.03%	286.8	12,715	5.00%	315.0

Total interest-earning assets	44,520	5.28%	1,166.6	44,123	4.91%	1074.5
Noninterest-earning assets	261	—	—	250	—	—

Total assets	$44,781	5.25%	$1,166.6	$44,373	4.88%	$1074.5

Interest-bearing liabilities
Deposits	$1,052	5.08%	$26.5	$704	4.45%	$15.6
Consolidated obligations
Discount notes	6,406	5.22%	165.8	4,658	4.62%	106.6
Bonds	33,913	5.23%	880.3	35,369	4.91%	861.5
Other interest-bearing liabilities	566	5.93%	16.6	587	5.12%	14.9

Total interest-bearing liabilities	41,937	5.24%	1,089.2	41,318	4.87%	998.6
Noninterest-bearing liabilities	580	—	—	779	—	—

Total liabilities	42,517	5.17%	1,089.2	42,097	4.78%	998.6
Capital	2,264	—	—	2,276	—	—

Total liabilities and capital	$44,781	4.90%	$1,089.2	$44,373	4.54%	$998.6

Net interest income and spread		0.04%	$77.4		0.04%	$75.9

Net interest margin		0.35%			0.34%

Average interest-earning assets to interest-bearing liabilities		106.16%			106.79%

Composition of net interest income
Asset-liability spread		0.08%	$19.4		0.10%	$22.0
Earnings on capital		5.17%	58.0		4.78%	53.9

Net interest income			$77.4			$75.9

[1]	The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[2]	Nonperforming loans are included in average balances used to determine average rate.

Our net interest income is affected by changes in the dollar volumes of our interest-earning assets and interest-bearing liabilities and changes in the average rates of those assets and liabilities. The following table presents the changes in interest income and interest expense between the three and six month periods ended June 30, 2007 and 2006. Changes that cannot be attributed to either rate or volume have been allocated to the rate and volume variances based on relative size (dollars in millions).

	Variance For the Three Months Ended			Variance For the Six Months Ended
	June 30, 2007 vs. June 30, 2006			June 30, 2007 vs. June 30, 2006
			Total			Total
	Total Increase		Increase	Total Increase		Increase
	(Decrease) Due to		(Decrease)	(Decrease) Due to		(Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$(1.4)	$0.2	$(1.2)	$(10.4)	$1.5	$(8.9)
Securities purchased under agreements to resell	—	0.3	0.3	—	0.9	0.9
Federal funds sold	35.3	2.3	37.6	31.2	9.4	40.6
Short-term investments	30.1	0.7	30.8	42.2	3.6	45.8
Mortgage-backed securities	(9.7)	1.0	(8.7)	(17.2)	3.8	(13.4)
Other investments	—	—	—	—	—	—
Advances	(1.2)	18.9	17.7	(4.1)	59.4	55.3
Mortgage loans	(14.8)	0.6	(14.2)	(30.1)	1.9	(28.2)

Total interest income	38.3	24.0	62.3	11.6	80.5	92.1

Interest expense
Deposits	4.8	0.5	5.3	8.5	2.4	10.9
Consolidated obligations
Discount notes	36.6	4.7	41.3	44.0	15.2	59.2
Bonds	(2.6)	16.7	14.1	(36.2)	55.0	18.8
Other interest-bearing liabilities	(0.2)	1.0	0.8	(0.6)	2.3	1.7

Total interest expense	38.6	22.9	61.5	15.7	74.9	90.6

Net interest income	$(0.3)	$1.1	$0.8	$(4.1)	$5.6	$1.5

Net Interest Income by Segment-The Bank’s segment results are analyzed on an adjusted net interest income basis. Adjusted net interest income is made up of net interest income and interest income and interest expense associated with economic hedges. The following shows the Bank’s financial performance by operating segment and a reconciliation of financial performance to net interest income for the three and six month periods ended June 30, 2007 and 2006 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Adjusted net interest income by operating segment

Member Finance	$33.1	$30.8	$65.1	$57.1
Mortgage Finance	6.0	8.0	12.2	18.9

Total	$39.1	$38.8	$77.3	$76.0

Reconciliation to the Bank’s operating segment results to net interest income after mortgage loan credit loss provision

Adjusted net interest income	$39.1	$38.8	$77.3	$76.0
Net interest expense on economic hedges	0.1	(0.4)	0.1	(0.1)

Net interest income after mortgage loan credit loss provision	$39.2	$38.4	$77.4	$75.9

Member Finance-Member Finance adjusted net interest income increased $2.3 million and $8.0 million during the three and six month periods ended June 30, 2007 compared to the same periods in 2006. The increase was attributable to higher returns on invested capital and higher asset-liability spread income due to the increased interest rate environment as well as an increase in the segment’s average assets. The segment’s average assets increased to $29.0 billion for the six months ended June 30, 2007 compared with $26.8 billion in the same period of 2006.
Mortgage Finance-The Mortgage Finance segment adjusted net interest income decreased $2.0 million and $6.7 million during the three and six month periods ended June 30, 2007 when compared with the same periods in 2006. The decrease was attributable to lower asset-liability spread income and earnings on capital. Additionally, the mortgage finance segment’s average asset balanced decreased to $15.7 billion for the six months ended June 30, 2007 from $17.6 billion for the six months ended June 30, 2006.

The Bank currently expects that the volume of purchases for the MPF program will continue to be at or below the relatively low level that was experienced during 2006. To the extent that new production does not replace current mortgage loan portfolio runoff, we would experience declines in mortgage loan balances which would likely continue to reduce Mortgage Finance’s net interest income. The expected decrease in Mortgage Finance’s net interest income may be partially offset by interest income from the Bank’s mortgage-backed security portfolio.
Other Income
The following table presents the components of other income for the three and six month periods ended June 30, 2007 and 2006 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service fees	$0.6	$0.6	$1.2	$1.2
Net realized gain on held-to- maturity securities	—	—	0.5	—
Net gain (loss) on derivatives and hedging activities	0.9	0.4	(0.5)	1.9
Other, net	1.1	1.7	1.6	2.2

Total other income	$2.6	$2.7	$2.8	$5.3

Other income can be volatile from period to period depending on the type of financial activity reported. For example, the net gain or loss on derivatives and hedging activities is highly dependent on changes in interest rates.
Other income decreased $0.1 million and $2.5 million during the three and six month periods ended June 30, 2007 compared with the same periods in 2006. During the three months ended June 30, 2007 compared with the same period in 2006, the decrease was primarily due to a decrease in other, net driven by the reversal of an over accrued liability during the second quarter of 2006. This was partially offset by an increase in net gain (loss) on derivatives and hedging activities due to changes in interest rates. During the six months ended June 30, 2007 compared with the same period in 2006, the decrease was primarily due to the first quarter 2007 implementation of an enhanced valuation methodology for certain long haul method hedge relationships that resulted in recording a loss on derivatives and hedging activities of $1.3 million. Additionally, the Bank increased its use of economic hedges through interest rate swaptions, caps, and floors to manage interest rate risk in our MPF and MBS portfolios. Economic hedges do not qualify for hedge accounting requiring the Bank to record gains or losses on the hedging instrument without recording the corresponding loss or gain on the hedged item. Additionally, the interest accruals on the hedging instrument are recorded as a component of other income instead of a component of net interest income. The impact of the economic hedge transactions was an increase in hedge losses during the first six months of 2007 compared with the same period in 2006.

Other Expenses
The following table shows the components of other expenses for the three and six month periods ended June 30, 2007 and 2006 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Salaries and employee benefits	$6.1	$5.9	$12.0	$11.9
Occupancy cost	0.4	0.2	0.8	0.4
Other operating expenses	3.1	4.2	6.1	8.3

Total operating expenses	9.6	10.3	18.9	20.6

Finance Board	0.4	0.4	0.8	0.9
Office of Finance	0.3	0.1	0.6	0.4

Total other expense	$10.3	$10.8	$20.3	$21.9

Other expense decreased $0.5 million and $1.6 million during the three and six month periods ended June 30, 2007 when compared with the same periods in 2006. The decrease was primarily due to other operating expenses. Other operating expenses decreased $1.1 million and $2.2 million during the three and six month periods ended June 30, 2007 compared with the same periods in 2006. Approximately $0.9 million and $2.0 million of the decrease related to lower professional fees.
Salaries and employee benefits increased $0.2 million and $0.1 million during the three and six month periods ended June 30, 2007 compared with the same periods in 2006. The increases reflect higher expenses due to staff additions and changes, funding our portion of the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), and increasing market costs associated with salaries and employee benefits.

Statements of Condition
June 30, 2007 and December 31, 2006
Advances
At June 30, 2007, the book value of advances totaled $22.6 billion or 3.5 percent more than the December 31, 2006 book value of $21.9 billion. This increase was primarily attributed to an increase in simple fixed rate advances of $0.7 billion.
The composition of our advances based on remaining term to scheduled maturity at June 30, 2007 and December 31, 2006 was as follows (dollars in millions):

	June 30, 2007		December 31, 2006
		Percent of		Percent of
	Amount	Total	Amount	Total
Simple fixed rate advances
Overdrawn demand deposit accounts	$—	0.0%	$1	0.0%
One month or less	3,086	13.6	2,592	11.9
Over one month through one year	2,165	9.5	2,413	11.0
Greater than one year	6,029	26.6	5,592	25.6

	11,280	49.7	10,598	48.5

Simple variable rate advances
One month or less	33	0.1	17	0.1
Over one month through one year	543	2.4	344	1.6
Greater than one year	3,443	15.2	3,617	16.5

	4,019	17.7	3,978	18.2

Callable advances — fixed rate	257	1.1	268	1.2
Putable advances
Fixed rate	5,841	25.7	5,833	26.7
Community investment advances
Fixed rate	1,000	4.5	892	4.1
Variable rate	37	0.1	45	0.2
Callable — fixed rate	66	0.3	71	0.3
Putable — fixed rate	211	0.9	166	0.8

Total par value	22,711	100.0%	21,851	100.0%

Hedging fair value adjustments
Cumulative fair value loss	(91)		(3)
Basis adjustments from terminated hedges	7		7

Total advances	$22,627		$21,855

Substantially all of the cumulative fair value losses on advances are offset by the net estimated fair value gains on the related derivative contracts. See additional discussion regarding our derivative contracts in the “Derivatives” section on page 67.

The following tables show advance balances for our five largest member borrowers at June 30, 2007 and December 31, 2006 (dollars in millions):

				Percent of
			June 30, 2007	Total
Name	City	State	Advances[1]	Advances
AmerUs Life Insurance Company	Des Moines	IA	$1,711	7.5%
TCF National Bank	Wayzata	MN	1,700	7.5
Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	1,600	7.0
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	1,300	5.7
North American Savings Bank, F.S.B.	Grandview	MO	740	3.3

			7,051	31.0

Housing associates			3	—
All others			15,657	69.0

Total advances (at par value)			$22,711	100.0%

[1]	Amounts represent par value before considering unamortized commitment fees, premiums and discounts, and hedging fair value adjustments.

[2]	Transamerica Life Insurance Company and Transamerica Occidental Life Insurance Company are affiliates.

			December 31,	Percent of
			2006	Total
Name	City	State	Advances[1]	Advances
Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	$1,600	7.3%
AmerUs Life Insurance Company	Des Moines	IA	1,511	6.9
TCF National Bank	Wayzata	MN	1,425	6.5
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	1,300	6.0
Bank Midwest, N.A.	Kansas City	MO	586	2.7

			6,422	29.4

Housing associates			4	—
All others			15,425	70.6

Total advances (at par value)			$21,851	100.0%

[1]	Amounts represent par value before considering unamortized commitment fees, premiums and discounts, and hedging fair value adjustments.

[2]	Transamerica Life Insurance Company and Transamerica Occidental Life Insurance Company are affiliates.

Mortgage Loans
The following table shows information at June 30, 2007 and December 31, 2006 on mortgage loans held for portfolio (dollars in millions):

	June 30,	December 31,
	2007	2006
Single family mortgages
Fixed rate conventional loans
Contractual maturity less than or equal to 15 years	$2,744	$2,941
Contractual maturity greater than 15 years	8,001	8,308

	10,745	11,249

Fixed rate government-insured loans
Contractual maturity less than or equal to 15 years	3	3
Contractual maturity greater than 15 years	465	508

	468	511

Total par value	11,213	11,760

Premiums	104	113
Discounts	(100)	(108)
Hedging fair value adjustments
Basis adjustments from terminated hedges	8	10
Allowance for credit losses	—	—

Total mortgage loans held for portfolio, net	$11,225	$11,775

Mortgage loans decreased approximately $0.5 billion at June 30, 2007 as we purchased $0.2 billion of loans through the MPF program and received principal repayments of $0.7 billion in the first six months of 2007. In the first six months of 2006, we purchased $0.2 billion of loans and received principal repayments of $0.8 billion. The annualized weighted average pay-down rate for mortgage loans in the first six months of 2007 and 2006 was approximately 12 percent.
Members are required to purchase and maintain capital stock to support outstanding mortgage loans. Changes in mortgage loans are accompanied by changes in capital stock, unless the member already owns excess activity-based stock. At June 30, 2007 and December 31, 2006, mortgage loan activity stock as a percentage of the mortgage portfolio was 4.38 percent.

Mortgage loans acquired from members have historically been concentrated with Superior. At June 30, 2007 and December 31, 2006 we held mortgage loans acquired from Superior amounting to $9.4 billion and $10.0 billion, respectively. At June 30, 2007 and December 31, 2006 these loans represented 84 and 85 percent of total mortgage loans at par value. The Bank did not purchase any mortgage loans from Superior during the six months ended June 30, 2007 and 2006.
Investments
The following table shows the book value of investments at June 30, 2007 and December 31, 2006 (dollars in millions):

	June 30 , 2007		December 31, 2006
		Percent of		Percent of
	Amount	Total	Amount	Total
Short-term investments
Interest-bearing deposits	$199	1.6%	$11	0.1%
Securities purchased under agreements to resell	305	2.4	305	3.7
Federal funds sold	4,230	33.0	1,625	19.8
Commercial paper	2,657	20.7	1,323	16.1
Government-sponsored enterprise obligations	519	4.0	562	6.9

	7,910	61.7	3,826	46.6

Mortgage-backed securities
Government-sponsored enterprises	4,712	36.7	4,144	50.5
U.S. government agency-guaranteed	72	0.6	81	1.0
MPF Shared Funding	57	0.4	61	0.7
Other	59	0.5	94	1.1

	4,900	38.2	4,380	53.3

State or local housing agency obligations	5	0.0	4	0.0
Other	8	0.1	9	0.1

Total investments	$12,823	100.0%	$8,219	100.0%

Investments as a percent of total assets		27.3%		19.5%

Investment balances increased approximately 56 percent at June 30, 2007 compared with December 31, 2006. The increase in investments was primarily due to the Bank’s efforts to increase its asset-to-capital ratio. The increase was accomplished through the acquisition of additional Fed funds, commercial paper, and mortgage-backed securities. The annualized weighted average pay-down rate for mortgage-backed securities in the first six months of 2007 was approximately 17 percent compared with approximately 20 percent in the same period of 2006.
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
Consolidated Obligations
Consolidated obligations, which include discount notes and bonds, are the primary source of funds to support our advances, mortgage loans, and investments. We use derivatives to restructure interest rates on consolidated obligations to better match our funding needs and to reduce funding costs. At June 30, 2007, the book value of consolidated obligations issued on the Bank’s behalf totaled $42.6 billion compared with $37.8 billion at December 31, 2006. The increase in consolidated obligations is consistent with the increase in the Bank’s assets, including investments and advances.
Bonds-The following table shows the Bank’s participation in consolidated bonds based on remaining term to maturity at June 30, 2007 and December 31, 2006 (dollars in millions):

	June 30,	December 31,
Year of Maturity	2007	2006
Due in one year or less	$5,942	$6,098
Due after one year through two years	4,157	5,660
Due after two years through three years	6,060	4,505
Due after three years through four years	3,273	2,622
Due after four years through five years	2,315	2,292
Thereafter	10,581	9,224
Index amortizing notes	2,810	2,978

Total par value	35,138	33,379

Premiums	38	33
Discounts	(35)	(23)
Hedging fair value adjustments
Cumulative fair value gain	(298)	(195)
Basis adjustments from terminated hedges	(127)	(128)

Total bonds	$34,716	$33,066

Discount Notes-The following table shows the Bank’s participation in consolidated discount notes, all of which are due within one year, at June 30, 2007 and December 31, 2006 (dollars in millions):

	June 30,	December 31,
	2007	2006
Par value	$7,974	$4,700
Discounts	(50)	(15)

Total discount notes	$7,924	$4,685

Deposits
The following table shows our deposits by product type at June 30, 2007 and December 31, 2006 (dollars in millions):

	June 30, 2007		December 31, 2006
		Percent of		Percent of
	Amount	Total	Amount	Total
Interest-bearing
Overnight	$624	73.0%	$737	78.3%
Demand	171	20.0	142	15.1
Term	27	3.1	20	2.1

Total interest-bearing	822	96.1	899	95.5

Noninterest-bearing	33	3.9	42	4.5

Total deposits	$855	100.0%	$941	100.0%

The level of deposits will vary based on member alternatives for short-term investments and timing of Bank transactions with housing associates, former members, and counterparties.
Capital
At June 30, 2007 and December 31, 2006, total capital (including capital stock, retained earnings, and accumulated other comprehensive income) was $2.3 billion and $2.2 billion, respectively.

Liquidity and Capital Resources
Our liquidity and capital positions are actively managed in an effort to preserve stable, reliable, and cost-effective sources of cash to meet current and future normal operating financial commitments, regulatory liquidity and capital requirements, and the possibility of an unforeseen liquidity crisis. To achieve these objectives, we establish liquidity and capital management requirements and maintain liquidity and capital in accordance with Federal Housing Finance Board (Finance Board) regulations and our own policies. We are not aware of any conditions that will result in unplanned uses of liquidity or capital in the future. Accordingly, we believe our sources of liquidity and capital will cover future liquidity and capital resource requirements.
Liquidity
Sources of Liquidity
The Bank’s primary source of liquidity is proceeds from the issuance of consolidated obligations (discount notes and bonds) in the capital markets. Because of the FHLBanks’ credit quality, efficiency, and standing in the markets, the FHLBanks have historically had ready access to funding.
During the six months ended June 30, 2007, we received proceeds from the issuance of short-term consolidated discount notes of $322.3 billion and proceeds from the issuance of intermediate- to long-term consolidated bonds of $5.3 billion. During the six months ended June 30, 2006, we received proceeds from the issuance of short-term consolidated discount notes of $344.9 billion and proceeds from the issuance of intermediate- to long-term consolidated bonds of $1.7 billion. Short-term consolidated discount note issuances decreased during the first six months of 2007 compared with the same period in 2006 and intermediate- to long-term consolidated obligation issuances increased during the first six months of 2007 compared with the same period in 2006 due to the Bank’s asset/liability management strategy and the Bank’s management of interest rate risk associated with our fixed rate MBS and MPF portfolios. One of the primary measures the Bank uses to manage its portfolio is market value sensitivities. To achieve this objective, the Bank will attempt to minimize the difference in cash flows and durations between our assets and liabilities. Due to increases in interest rates during the year cash flows on our MBS and MPF product are expected to lengthen and as a result the Bank lengthened the cash flows of our liabilities. The corresponding result was a need for increased intermediate- to long-term consolidated obligations to replace shorter term consolidated discount note issuance. The Bank attempts to match funds our assets and therefore, as our assets increase or decrease in duration, the Bank’s consolidated obligations funding those assets will also have shorter or longer-term maturities.
Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The par amounts of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $927.7 billion and $913.6 billion at June 30, 2007 and December 31, 2006.

Consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AAA/A-1+ by Standard & Poor’s (S&P). These ratings measure the likelihood of timely payment of principal and interest on the consolidated obligations. Our ability to raise funds in the capital markets as well as our cost of borrowing can be affected by these credit ratings.
Other sources of liquidity include cash, short-term investments, payments collected on advances and mortgage loans, fees received on interest rate swaps, proceeds from the issuance of capital stock, member deposits, Federal funds purchased, other FHLBank borrowings, securities sold under agreements to repurchase, and current period earnings. Additionally, in the event of significant market disruptions or local disasters, the Bank President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve if funds are made available to the FHLBanks during a time of crisis. To provide further access to funding, the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act) authorizes the Secretary of the Treasury to purchase consolidated obligations from all FHLBanks up to an aggregate principal amount of $4.0 billion. This type of funding was not accessed during the six months ended June 30, 2007 or all of 2006.
We had cash and short-term investments with a book value of $8.0 billion at June 30, 2007 compared with $3.8 billion at December 31, 2006. We manage the level of cash and short-term investments according to changes in other asset classes and levels of capital. Additionally, we adjust cash and short-term investments to maintain our targeted asset-to-capital ratio and to manage excess funds.
Uses of Liquidity
Our primary use of liquidity is the repayment of consolidated obligations. In the first six months of 2007, we made payments for maturing short-term consolidated discount notes of $319.0 billion and payments for maturing and retiring intermediate- to long-term consolidated bonds of $3.6 billion. In the first six months of 2006, we made payments for maturing short-term consolidated discount notes of $343.2 billion and payments for maturing and retiring intermediate- to long-term consolidated bonds of $5.4 billion. Changes in payments made on consolidated obligations between the periods presented are proportional to the changes in issuances of consolidated obligations for the same periods.
Other uses of liquidity include issuance of advances, purchases of mortgage loans and investments, repayment of member deposits, redemption or repurchase of capital stock, and payment of dividends.

Liquidity Requirements
Regulatory Requirements-Finance Board regulations mandate three liquidity requirements. First, contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five business days of inability to access the consolidated obligation debt markets. The following table shows our sources of contingent liquidity to support operations for five business days compared to our liquidity needs at June 30, 2007 and December 31, 2006 (dollars in billions):

	June 30,	December 31,
	2007	2006
Unencumbered marketable assets maturing within one year	$7.4	$3.3
Advances maturing in seven days or less	1.2	1.3
Unencumbered assets available for repurchase agreement borrowings	4.9	4.4

Total	$13.5	$9.0

Liquidity needs for five business days	$2.5	$2.8

Second, Finance Board regulations require us to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this regulation at June 30, 2007 and December 31, 2006 (dollars in billions):

	June 30,	December 31,
	2007	2006
Advances with maturities not exceeding five years	$16.1	$15.5
Deposits in banks or trust companies	0.2	—

Total	$16.3	$15.5

Deposits	$0.9	$0.9

Third, Finance Board regulations require us to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in the total consolidated obligations outstanding. The following table shows our compliance with this regulation at June 30, 2007 and December 31, 2006 (dollars in billions):

	June 30,	December 31,
	2007	2006
Total qualifying assets	$46.8	$41.9
Less: pledged assets	0.5	0.5

Total qualifying assets free of lien or pledge	$46.3	$41.4

Consolidated obligations outstanding	$42.6	$37.8

Operational and Contingent Liquidity-Bank policy requires that we maintain additional liquidity for day-to-day operational and contingency needs. Effective June 1, 2007 the Bank’s required contingent liquidity should not be greater than available assets which include cash, money market, agency, and MBS securities. The Bank will maintain contingent liquidity to meet average overnight and one-week advances, meet the largest projected net cash outflow on any day over a projected 90-day period, and maintain repurchase agreement eligible assets of at least twice the largest projected net cash outflow on any day over a projected 90 day period.
The following table shows our contingent liquidity requirement at June 30, 2007 and December 31, 2006 (dollars in billions):

	June 30,	December 31,
	2007	2006
Required liquidity	$(3.1)	$(2.5)
Available assets	6.1	3.8

Excess contingent liquidity	$3.0	$1.3

The Bank was in compliance with its contingent liquidity policy at June 30, 2007.
Capital
We had 19.5 million shares of capital stock outstanding at June 30, 2007 compared with 19.1 million shares outstanding at December 31, 2006. We issued 4.0 million shares to members and repurchased 3.6 million shares from members during the first six months of 2007. Approximately 81 percent and 82 percent of our capital stock outstanding at June 30, 2007 and December 31, 2006 was activity-based stock that fluctuates primarily with the outstanding balances of advances made to members and mortgage loans.

The following tables present our five largest stockholders and their percentages of total capital stock outstanding (including capital stock classified as mandatorily redeemable) at June 30, 2007 and December 31, 2006 (dollars in millions):

				Percent of
				Total
			June 30,	Regulatory
Name	City	State	2007	Capital Stock
Superior Guaranty Insurance Company[1]	Minneapolis	MN	$438	21.7%
AmerUs Life Insurance Company	Des Moines	IA	86	4.3
TCF National Bank	Wayzata	MN	86	4.3
Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	81	4.0
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	68	3.4

Total			$759	37.7%

Total regulatory stock			$2,017

[1]	Excludes 0.9 percent of capital stock owned by Wells Fargo Bank, N.A., an affiliate of Superior Guaranty Insurance Company.

[2]	Transamerica Life Insurance Company and Transamerica Occidental Life Insurance Company are affiliates.

				Percent of
				Total
			December 31,	Regulatory
Name	City	State	2006	Capital Stock
Superior Guaranty Insurance Company[1]	Minneapolis	MN	$464	23.6%
Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	81	4.1
AmerUs Life Insurance Company	Des Moines	IA	78	3.9
TCF National Bank	Wayzata	MN	74	3.8
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	68	3.4

Total			$765	38.8%

Total regulatory stock			$1,971

[1]	Excludes 1.0 percent of capital stock owned by Wells Fargo Bank, N.A., an affiliate of Superior Guaranty Insurance Company.

[2]	Transamerica Life Insurance Company and Transamerica Occidental Life Insurance Company are affiliates.

The Bank’s capital stock balances categorized by type of financial services company, as well as capital stock held by former members, are noted in the following table at June 30, 2007 and December 31, 2006 (dollars in millions):

	June 30,	December 31,
Institutional Entity	2007	2006
Commercial Banks	$980	$929
Insurance Companies	778	771
Savings and Loan Associations and Savings Banks	138	140
Credit Unions	76	78
Former Members	45	53

Total regulatory capital stock	$2,017	$1,971

Former members own capital stock to support business transactions still carried on the Bank’s statements of condition following their termination from membership. This stock is mandatorily redeemable. See further discussion in “Mandatorily Redeemable Capital Stock” below.
Our members are required to maintain a certain minimum capital stock investment in the Bank. The minimum investment requirements are designed so that we remain adequately capitalized as member activity changes. To ensure we remain adequately capitalized within ranges established in the capital plan; these requirements may be adjusted upward or downward by the Bank’s Board of Directors. At June 30, 2007 and December 31, 2006, approximately 85 and 88 percent of our total capital was capital stock.
Stock owned by members in excess of their minimum investment requirements is known as excess stock. The Bank’s excess capital stock, including amounts classified as mandatorily redeemable capital stock, were $100.1 million and $91.9 million at June 30, 2007 and December 31, 2006.
Mandatorily Redeemable Capital Stock
Although the mandatorily redeemable capital stock is not included in capital for financial reporting purposes, Finance Board interpretation requires that such outstanding stock be considered capital for determining compliance with our regulatory requirements.

At June 30, 2007, we had $69.4 million in capital stock subject to mandatory redemption from 40 members and former members. At December 31, 2006, we had $64.9 million in capital stock subject to mandatory redemption from 34 members and former members. This amount has been classified as mandatorily redeemable capital stock in the statements of condition in accordance with Statement of Financial Account Standards (SFAS) 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The following table shows the amount of capital stock subject to mandatory redemption by the time period in which we anticipate redeeming the capital stock based on our practices at June 30, 2007 and December 31, 2006 (dollars in millions):

	June 30,	December 31,
Year of Redemption	2007	2006
Due in one year or less	$1	$1
Due after one year through two years	20	25
Due after two years through three years	37	16
Due after three years through four years	7	20
Due after four years through five years	3	2
Thereafter	1	1

Total	$69	$65

A majority of the capital stock subject to mandatory redemption at June 30, 2007 and December 31, 2006 was due to voluntary termination of membership as a result of a merger or consolidation into a nonmember or into a member of another FHLBank. In addition, during the second quarter of 2005, a member submitted a notice of withdrawal. The balance in mandatorily redeemable capital stock related to this withdrawal was $24.1 million and $11.3 million at June 30, 2007 and December 31, 2006. Subsequent to June 30, 2007, this member rescinded their notice of withdrawal effective July 13, 2007 and we reclassified $24.1 million from mandatorily redeemable capital stock to capital stock. The remainder of mandatorily redeemable capital stock was due to members requesting partial repurchases of excess stock. These partial repurchases amounted to $0.4 million at June 30, 2007 and December 31, 2006.
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
For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock plus retained earnings. The following table shows the Bank’s compliance with the Finance Board’s capital requirements at June 30, 2007 and December 31, 2006 (dollars in millions):

	June 30, 2007		December 31, 2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$632	$2,364	$491	$2,315
Total capital-to-asset ratio	4.00%	5.00%	4.00%	5.50%
Total regulatory capital	$1,876	$2,364	$1,682	$2,315
Leverage ratio	5.00%	7.56%	5.00%	8.26%
Leverage capital	$2,345	$3,546	$2,102	$3,472
The Bank’s regulatory capital-to-asset ratio at June 30, 2007 and December 31, 2006 would have been 4.83 percent and 5.29 percent if all excess capital stock had been repurchased.
Dividends
We paid cash dividends of $40.7 million during the first six months of 2007 compared to $32.7 million during the same period of 2006. The annualized dividend rate for the first six months of 2007 was 4.25 percent compared with an annualized dividend rate for the first six months of 2006 of 3.40 percent.
The Bank’s reserve capital policy establishes retained earnings minimum balances and identifies specific circumstances where the dividend will either be reduced or the Board of Directors will review the current and future dividend levels. Effective August 24, 2006, our Board of Directors amended the reserve capital policy to include a limitation on the payment of dividends not to exceed income in accordance with GAAP earned in the fiscal period for which the dividend is declared. In connection with the adoption of the Bank’s amended Financial Risk Management policy (FRMP), the Bank’s Board of Director’s is reviewing our reserve capital policy and this limitation may change.

The Bank had retained earnings of $346.9 million and $344.2 million at June 30, 2007 and December 31, 2006. A significant portion of our retained earnings was derived from the acceleration of income related to the loss of hedge accounting and subsequent termination of certain mortgage loan hedging relationships in the fourth quarter of 2005. While the high level of retained earnings puts the Bank in an advantageous position with regard to capital adequacy, the accelerated recognition of what would otherwise have been future income from the mortgage portfolio will result in a decrease in the Bank’s anticipated income in future periods.
On April 26, 2007 the Board of Directors approved a revised schedule for the payment of dividends to Bank members and an exception to the reserve capital policy for the transition dividend. Under the revised schedule, dividends paid will correlate with calendar quarters and the associated earnings. We expect the declaration of dividends to coincide with our quarterly earnings releases approximately 45 days after each quarter end. Prior to April 26, 2007 dividends were paid in March for December, January, and February; June for March, April, and May; September for June, July, and August; and December for September, October, and November. In order to make the transition to the revised dividend schedule, the Bank paid a dividend in May 2007 based on actual earnings for March 2007 and the equivalent of two month’s earnings taken from retained earnings. In accordance with Bank procedures, dividend payments to members are based on the daily average capital stock held by the member for the dividend period. The dividend in May 2007 was based on the daily average capital stock held by members during the month of March. The dividend was paid on May 18, 2007 and amounted to $21.2 million.
Critical Accounting Policies and Estimates
As previously discussed, the Bank implemented an enhanced valuation methodology for certain long haul method hedge relationships. The implementation of this new methodology is a change to our Fair Value Estimates Policy previously disclosed in the Bank’s annual report on Form 10-K. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of Effective Date of FASB Statement No. 133, SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (herein referred to as SFAS 133) requires that the hedged item be adjusted on at least a quarterly basis to reflect changes in its fair value due to changes in LIBOR (i.e., the hedged risk). SFAS 133 guidance indicates, though does not require, the discount rate used in the calculation to be based on the market interest rate for the hedged item at the inception of the hedging relationship, adjusted up or down, each period for changes in the benchmark interest rate during the period. Prior to first quarter 2007, the Bank used a “proxy” LOAS methodology. Effective first quarter 2007, the Bank enhanced this methodology to value the related hedge item using a market OAS at the inception of the hedge relationship, and recorded a $1.3 million loss on derivatives and hedging activities. The impact of implementing this enhanced valuation methodology is immaterial to the quarter ended March 31, 2007 and all prior periods.

Other than disclosed above, the Bank did not implement any material changes to its accounting policies or estimates, nor did the Bank implement any new accounting policies that had a material impact on the Bank’s results of operations or financial condition during the six months ended June 30, 2007. For additional discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in the Bank’s annual report on Form 10-K.
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
Legislative and Regulatory Developments
Finance Board Adopts Final Rule Clarifying Financial Interests of Appointive FHLBank Directors
On June 13, 2007, the Finance Board adopted a final rule clarifying the types of financial interests that an appointive FHLBank director may have with a member of the FHLBank on whose board the director serves. Under this rule, which became effective on July 19, 2007, financial interests in an FHLBank member resulting from ownership of shares of a diversified mutual fund are permissible holdings for an appointive director. The rule also extends the rationale for permitting mutual fund investments to other types of investment vehicles and accounts that share certain key features of mutual funds that make them unlikely to pose a risk of conflict of interest for an appointive director. Finally, the rule sets forth additional criteria to define when owning shares of a holding company of a member, serving as an officer or director of a holding company of a member, or having other types of financial interests in a member, would be permissible for an appointive director.

Proposed changes to GSE regulation
Congress may enact legislation that is designed to strengthen the regulation of Fannie Mae, Freddie Mac and the FHLBanks and to address other GSE reform issues.
On May 22, 2007, the House of Representatives passed H.R. 1427, the Federal Housing Finance Reform Act of 2007 (HR 1427). HR 1427 would abolish the Finance Board six months after the date of enactment, and would establish a new regulator, the Federal Housing Finance Agency, for the Federal Home Loan Banks, as well as Fannie Mae and Freddie Mac. The new regulator would be headed by a Director appointed by the President and confirmed by the Senate for a five year term, and three Deputy Directors. The Deputies would oversee Enterprise Regulation, FHLBank Regulation, and Housing. The new regulator would be an independent agency.
It is impossible to predict whether the Senate will approve the above legislation and whether any such change in regulatory structure will be signed into law. Further, it is impossible to predict when any such change would go into effect if it were to be enacted, and what effect the legislation would ultimately have on the Finance Board or the FHLBanks.
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
On April 27, 2007, the Bank submitted to the Finance Board a list of nominees to fill the Bank’s six vacant appointive directorships. On May 14, 2007, the Finance Board appointed Johnny A. Danos to the Bank’s Board of Directors to fill the remainder of the three-year term that began on January 1, 2005; Lorna P. Gleason, John F. Kennedy, Sr., and Paula R. Meyer to the Bank’s Board of Directors, each to fill the remainder of the three-year term that began on January 1, 2006; and Labh S. Hira and John H. Robinson to the Bank’s Board of Directors, each to fill the remainder of the three-year term that began on January 1, 2007. For additional information see the Form 8-K filed on May 16, 2007.

Finance Board Issues Advisory Bulletin on Nontraditional and Subprime Residential Mortgage Loans
On April 12, 2007, the Finance Board issued Advisory Bulletin 2007-AB-01 (Advisory Bulletin) on nontraditional and subprime residential mortgage loans. The Advisory Bulletin provided that by June 30, 2007, each FHLBank’s board of directors should review its existing credit risk management policies and adopt any necessary additional policies related to nontraditional and subprime residential mortgage products. The Advisory Bulletin also states that the Finance Board may require periodic reporting of volumes, policies, procedures and risk management practices related to these types of residential mortgages. Additionally, each FHLBank should require periodic confirmation from each of its members that is subject to federal or state regulatory oversight that the member is complying with nontraditional residential mortgage and subprime mortgage lending guidance. The Bank’s board of directors has completed its review of its existing policies and adopted any necessary additional policies as required by this Advisory Bulletin. In addition, the Bank’s management believes it has limited exposure to sub-prime loans due to its business model, conservative policies pertaining to advances collateral and investments, and low credit risk due to the design of its mortgage loan programs.
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

Risk Management
We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, and business risk. Our primary objective is to manage assets, liabilities, and derivative exposures in ways that protect the par redemption value of capital stock from risks, including fluctuations in market interest rates and spreads. Additionally the Bank’s risk management strategies and limits decrease volatility in earnings.
The Bank’s Board of Directors has determined that the Bank should operate under a risk management philosophy of maintaining an AAA rating. An AAA rating provides the Bank with ready access to funds in the capital markets. In order to achieve the above objective, in April 2007, the Bank’s Board of Directors approved an amended FRMP that became effective June 1, 2007. The FRMP reduces the risk profile of the Bank and establishes risk measures and corresponding limits consistent with the philosophy of maintaining an AAA rating. In line with the above objective, the FRMP establishes risk measures, with limits consistent with the maintenance of an AAA rating, to monitor the Bank’s liquidity risk, market risk, and capital adequacy. In addition to the risk methods used to measure and manage risk as disclosed in the Bank’s annual report on Form 10-K, the FRMP replaced prior risk measures with the following risk measures:

Market Risk:	Mortgage Portfolio Market Value
Net Market Value of Capital Stock
Liquidity Risk:	Contingent Liquidity
Capital Adequacy:	Economic Capital Ratio
Market Risk/Capital Adequacy
We define market risk as the risk that net interest income or net market value of capital stock will change as a result of changes in market conditions such as interest rates, spreads, and volatilities. Interest rate risk was the predominant type of market risk exposure throughout the first six months of 2007 and throughout 2006. Our FRMP is designed to provide an asset and liability management framework to respond to changes in market conditions without creating balance sheet stress and income volatility. Bank management and the Board of Directors routinely reviews both the policy limits and the actual exposures to verify the level of interest rate risk in our balance sheet remains at prudent and reasonable levels.

The goal of an interest rate risk management strategy is not necessarily to eliminate interest rate risk, but to manage it by setting and operating within an appropriate framework and limits. The Bank’s general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities and hedges, which, taken together, limit the Bank’s expected exposure to market and interest rate risk. Management regularly monitors the Bank’s sensitivity to interest rate changes by monitoring its market risk measures in parallel and non-parallel interest rate shifts. Interest rate exposure is managed by the use of appropriate funding instruments and by employing hedging strategies. Hedging may occur for a single transaction or group of transactions as well as for the overall portfolio. The Bank’s hedge positions are evaluated regularly and are adjusted as deemed necessary by management. The Bank’s key market risk and capital adequacy measures are quantified and disclosed below.
Net Market Value of Capital Stock
Net market value of capital stock, at a moment in time, is defined by the Bank as the present value of assets minus the present value of liabilities plus the net present value of derivatives. See the “Net Market Value of Capital Stock” section in the Bank’s annual report on Form 10-K for additional information.
Effective June 1, 2007, the net market value of capital stock should not be lower than the base case by more than $5 per share in the up and down 100 basis points parallel interest rate shift scenarios and by more than $10 per share in the up and down 200 basis points parallel rate shift scenarios.

The following tables show our net market value of capital stock and the dollar per share change, based on outstanding shares including shares classified as mandatorily redeemable, from base case assuming instantaneous shifts in interest rates at each quarter-end during 2007 and 2006 (dollars in millions except dollars per share).

	Net Market Value of Capital Stock
	Down 200	Down 150	Down 100	Down 50	Base Case	Up 50	Up 100	Up 150	Up 200
2007
June	1,936	1,976	1,978	1,982	1,984	1,979	1,966	1,947	1,922
March	1,807	1,898	1,956	1,990	1,992	1,969	1,933	1,890	1,842
2006
December	1,795	1,886	1,950	1,988	1,985	1,958	1,917	1,868	1,814
September	1,708	1,863	1,960	1,996	1,994	1,971	1,936	1,895	1,849
June	1,826	1,934	1,988	2,011	2,015	2,007	1,993	1,972	1,947
March	1,850	1,959	2,007	2,009	1,982	1,936	1,880	1,818	1,752

	Dollar Per Share Change from Base Case
	Down 200	Down 150	Down 100	Down 50	Base Case	Up 50	Up 100	Up 150	Up 200
2007
June	$(2.40)	$(0.42)	$(0.32)	$(0.13)	$—	$(0.25)	$(0.90)	$(1.87)	$(3.09)
March	$(9.53)	$(4.84)	$(1.83)	$(0.10)	$—	$(1.17)	$(3.02)	$(5.26)	$(7.70)
2006
December	$(9.66)	$(5.05)	$(1.78)	$0.12	$—	$(1.40)	$(3.49)	$(5.97)	$(8.69)
September	$(14.00)	$(6.42)	$(1.68)	$0.10	$—	$(1.14)	$(2.84)	$(4.86)	$(7.11)
June	$(9.17)	$(3.91)	$(1.32)	$(0.20)	$—	$(0.35)	$(1.05)	$(2.07)	$(3.31)
March	$(6.58)	$(1.14)	$1.27	$1.37	$—	$(2.29)	$(5.09)	$(8.16)	$(11.47)
The decrease in net market value of capital stock at June 30, 2007 compared with March 31, 2007 was primarily attributable to decreased interest rates, increased option adjusted spreads (OAS) on our mortgage loans, and a decline in spreads on consolidated obligations (tightening). The consolidated obligation spread tightening increased the market value of our liabilities more than assets thereby decreasing net market value of capital stock. This was compounded by a decline in value of mortgage loans due to an increase in mortgage option adjusted spreads. To protect the net market value of capital stock, we use hedging transactions such as entering into or canceling interest rate swaps on existing debt and altering the funding structures of new mortgage purchases. The Bank was in compliance with its net market value of capital stock policy at June 30, 2007.
Capital Adequacy
Under the FRMP, the Bank added an economic capital ratio risk measure. This risk measure ensures we maintain our required capital-to-asset ratio on a market value basis under a wide range of market scenarios. An adequate capital position is necessary for providing safe and sound operations of the Bank and in protecting our AAA credit rating.
Economic capital ratio is defined as market value of equity divided by market value of assets and is required to be greater than four percent in the base case and up and down 200 basis points parallel interest rate shift.

The following table shows the economic capital ratio assuming parallel interest rate shifts up and down 200 basis points in 100 basis point increments at each quarter-end during 2007 and 2006.

	Economic Capital Ratio
	Down 200	Down 100	Base Case	Up 100	Up 200
2007
June	4.05%	4.19%	4.26%	4.29%	4.26%
March	4.16%	4.54%	4.68%	4.62%	4.48%
2006
December	4.20%	4.60%	4.74%	4.66%	4.49%
September	3.92%	4.53%	4.67%	4.61%	4.48%
June	4.15%	4.57%	4.71%	4.74%	4.72%
March	4.11%	4.50%	4.51%	4.36%	4.14%
During the three months ended June 30, 2007, the Bank increased its asset-to-capital ratio to 20.5 at June 30, 2007 from 19.2 at March 31, 2007. The increase in our asset-to-capital ratio was the result of favorable market conditions causing spreads on investments to increase and spreads on consolidated obligations to decline during the quarter. However, these spread changes during the three months ended June 30, 2007 attributed to an overall decline in the market value of the Bank. The combination of the increased asset-to-capital ratio and decline in market value led to a decline in the economic capital ratio for the base case at June 30, 2007 when compared to March 31, 2007.
The decline in sensitivity for the interest rate shocks is a result of management implementing the FRMP effective June 1, 2007. The Bank was in compliance with its economic capital ratio policy at June 30, 2007.
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

The notional amount of derivatives reflects the volume of our hedges, but it does not measure the credit exposure of the Bank because there is no principal at risk. The following table categorizes the notional amount of our derivatives at June 30, 2007 and December 31, 2006 (dollars in millions):

	June 30,	December 31,
	2007	2006
Notional amount of derivatives
Interest rate swaps
Noncancelable	$17,260	$15,697
Cancelable by counterparty	12,304	12,245

	29,564	27,942

Interest rate swaptions	2,500	1,425
Interest rate caps	2,600	100
Forward settlement agreements	24	17
Mortgage delivery commitments	25	16

Total notional amount	$34,713	$29,500

We record derivatives on the statements of condition at fair value. After netting the fair market values and accrued interest of the derivative instruments by counterparty, we classify positive counterparty balances as derivative assets and negative counterparty balances as derivative liabilities. Derivative assets represent our maximum credit risk to counterparties, and derivative liabilities represent the exposure of counterparties to us. Except for economic hedging relationships, substantially all of the net estimated fair value gains and losses on our derivative contracts are offset by net hedging fair value adjustment losses and gains or other book value adjustments on the related hedged items.

The following table categorizes the notional amount and the estimated fair value of derivative financial instruments, excluding accrued interest, by product and type of accounting treatment. The category fair value represents hedges that qualify for fair value hedge accounting. The category economic represents hedge strategies that do not qualify for hedge accounting. Amounts at June 30, 2007 and December 31, 2006 were as follows (dollars in millions):

	June 30, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Advances
Fair value	$12,332	$82	$11,935	$(8)
Economic	500	—	500	—
Mortgage Assets
Mortgage-backed securities
Economic	100	—	100	—
Forward settlement agreements
Economic	24	—	17	—
Mortgage delivery commitments
Economic	25	—	16	—
Consolidated obligations
Bonds
Fair value	16,732	(324)	15,492	(221)
Economic	—	—	15	—
Balance Sheet
Economic	5,000	1	1,425	—

Total notional and fair value	$34,713	$(241)	$29,500	$(229)

Total derivatives, excluding accrued interest		(241)		(229)
Accrued interest		131		102

Net derivative balance		$(110)		$(127)

Net derivative assets		48		36
Net derivative liabilities		(158)		(163)

Net derivative balance		$(110)		$(127)

The increase in economic hedges at June 30, 2007 compared with December 31, 2006 was due to the Bank increasing its use of economic hedges through interest rate swaptions, caps, and floors for the reasons described above. Economic hedges are primarily used to manage interest rate risk in our MPF and MBS portfolios. As a result, the Bank enters into interest rate swaptions, caps, and floors to protect against interest rate changes. Economic hedges do not qualify for hedge accounting requiring the Bank to record gains or losses on the hedging instrument without recording the corresponding loss or gain on the hedged item. Additionally, the interest accruals on the hedging instrument are recorded as a component of other income instead of a component of net interest income.

Liquidity Risk
See “Liquidity” beginning on page 52 for additional detail of our liquidity management.
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
At June 30, 2007 and December 31, 2006, four borrowers had outstanding advances greater than $1.0 billion. These advance holdings represented approximately 28 percent and 27 percent of the total par value of advances outstanding at June 30, 2007 and December 31, 2006. For further discussion on our largest borrowers of advances, see “Advances” on page 46.
We assign discounted values to collateral pledged to the Bank based on its relative risk. At June 30, 2007 and December 31, 2006, borrowers reported $47 billion and $45 billion of collateral (net of applicable discount or margin factors) to support $24 billion and $23 billion of advances and other activities with the Bank. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate liquidity and to borrow in the future.

The following table shows the dollar and percentage composition (net of applicable discount and margin factors) of collateral pledged to the Bank at June 30, 2007 and December 31, 2006 (dollars in billions):

	June 30,		December 31,
	2007		2006
Collateral Type	Dollars	Percent	Dollars	Percent
Residential mortgage loans	$22.3	47.5%	$20.8	46.5%
Other real estate related collateral	16.3	34.7	15.5	34.8
Investment securities/insured loans	7.4	15.7	7.5	16.8
Secured small business, small farm, and small agribusiness loans	1.0	2.1	0.9	1.9

Total collateral	$47.0	100.0%	$44.7	100.0%

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

The following table provides a comparison of the MPF products:

		Participating	Average PFI
		Financial	Credit
		Institution	Enhancement	Base and		Additional
		(PFI) Credit	Amount as	Performance		Credit
		Enhancement	Percent of	Based Credit	Credit	Enhancement
Product	MPF Bank	Size	Master	Enhancement	Enhancement	Fee to	Servicing
Name	FLA Size	Description	Commitment[1]	Fee to PFI	Fee Offset[2]	PFI[3]	Fee to PFI
(1) Original MPF	3 to 6 basis points per year based on the remaining unpaid principal balance	Equivalent to AA	2.74%	8 to 11 basis points per year paid monthly	No	0 to 3.75 basis points per year paid monthly	25 basis points per year
(2) MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	0.75%	7 to 11 basis points per year paid monthly	Yes-after 3 years	0 to 3.75 basis points per year paid monthly	25 basis points per year
(3) MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	1.37%	7 to 10 basis points per year paid monthly	Yes	0 to 3.75 basis points per year paid monthly	25 basis points per year
(4) MPF Plus[4]	Sized to equal expected losses	0 to 20 basis points after FLA and supplemental mortgage insurance	1.30%	6.5 to 8.5 basis points per year fixed plus 8.0 to 10.0 basis points per year performance based (delayed for 1 year); all paid monthly	Yes — performance based only	0 to 3.86 basis points per year paid monthly	25 basis points per year
(5) Original MPF FHA/VA	NA	Unreimbursed servicing expenses	NA	2 basis points per year paid monthly	No	0 to 5.0 basis points per year paid monthly	44 basis points per year

[1]	MPF Program Master Commitments participated in or held by the Bank at June 30, 2007.

[2]	Future payouts of performance based credit enhancement fees are reduced when losses are allocated to the First Loss Account (FLA).

[3]	Additional credit enhancement fee is fixed and cannot be reduced when losses are allocated to the FLA. The additional credit enhancement fee does not relate to any residual credit risk in the underlying mortgages in the MPF program.

[4]	PFI credit enhancement amount includes supplemental mortgage insurance (SMI) policy coverage.

The FLA is a memorandum account which is a record-keeping mechanism we use to track the amount of losses for which the Bank could have a potential loss exposure (before the member’s credit enhancement is used to cover losses). The table on page 72 provides information on potential exposure related to the FLA for each MPF product. The FLA is not funded by the Bank or the participating member. Reductions in the amount of base or performance based credit enhancement fees paid to the participating member offset any losses incurred by the Bank, up to the limit of the FLA, except for the Original MPF product. The Bank maintains the FLA for each master commitment. Losses in excess of a participating member’s FLA have been negligible since the inception of the MPF program.
The following table presents activity in the FLA memorandum account for the six months ended June 30, 2007 and the year ended December 31, 2006 (dollars in millions):

	June 30,	December 31,
	2007	2006
Balance, beginning of period	$94	$91

Additions due to loan purchases	1	3
Deductions due to loss on sale of property	—	—

Balance, end of period	$95	$94

PFIs are paid credit enhancement fees as an incentive to minimize credit losses, share in the risk on MPF loans, and pay for supplemental mortgage insurance (SMI). These fees are paid monthly and are determined based on the remaining principal balance of the MPF loans. The amount of the required credit enhancement fee may vary depending on the MPF products selected. Credit enhancement fees are recorded as a reduction to mortgage loan interest income. The Bank also pays performance based credit enhancement fees which are based on actual performance of the mortgage loans. In general, base or performance based fees are net of cumulative unrecovered losses paid by the Bank. To the extent that losses in the current month exceed base or performance based credit enhancement fees accrued, the remaining losses are recovered from future base or performance based credit enhancement fees payable to the member. The Bank recorded credit enhancement fees of $5.3 million and $5.9 million for the three months ended June 30, 2007 and 2006 and $10.6 million and $11.9 million for the six months ended June 30, 2007 and 2006. Our liability for credit enhancement fees was $7.8 million and $8.5 million at June 30, 2007 and December 31, 2006.

The following table presents our MPF portfolio by product type at June 30, 2007 and December 31, 2006 at par value (dollars in billions):

	June 30, 2007		December 31, 2006
Product Type	Dollars	Percent	Dollars	Percent
Original MPF	$0.2	1.8%	$0.2	1.7%
MPF 100	0.1	0.9	0.1	0.8
MPF 125	1.1	9.7	1.1	9.3
MPF Plus	9.3	82.3	9.9	83.2

Total conventional loans	10.7	94.7	11.3	95.0

Government-insured loans	0.5	4.4	0.5	4.2

Total mortgage loans	11.2	99.1	11.8	99.2

MPF Shared Funding recorded in investments	0.1	0.9	0.1	0.8

Total MPF related assets	$11.3	100.0%	$11.9	100.0%

The MPF Shared Funding Certificates included in the preceding table are mortgage-backed certificates created from conventional conforming mortgages using a senior/subordinated tranche structure. The Bank’s investment is recorded in held-to-maturity securities. The following table shows our Shared Funding Certificates and credit ratings at June 30, 2007 and December 31, 2006 (dollars in millions):

	June 30,	December 31,
Credit Rating	2007	2006
AAA	$54	$58
AA	3	2

Total MPF Shared Funding Certificates	$57	$60

At June 30, 2007 and December 31, 2006, we held mortgage loans acquired from Superior amounting to $9.4 billion and $10.0 billion. At June 30, 2007 and December 31, 2006, these loans represented 84 percent of total mortgage loans at par value. The loans are primarily MPF Plus and government-insured loans.
We also manage the credit risk on our mortgage loan portfolio by monitoring portfolio performance and the creditworthiness of our participating members. All loans purchased by the Bank must comply with underwriting guidelines which follow standards generally required in the secondary mortgage market.

The following table shows portfolio characteristics of the conventional loan portfolio at June 30, 2007 and December 31, 2006. Portfolio concentrations are calculated based on unpaid principal balances.

	June 30,	December 31,
	2007	2006
Portfolio Characteristics

Regional concentration[1]
Midwest	36.3%	35.4%
West	19.3%	19.8%
Southwest	16.4%	16.3%
Southeast	15.6%	15.9%
Northeast	12.4%	12.6%

State concentration
Minnesota	13.7%	13.3%
California	10.1%	10.3%
Iowa	6.4%	5.9%
Illinois	5.9%	5.9%
Missouri	4.4%	4.1%

Weighted average FICO (register mark) score at origination[2]	735	734
Weighted average loan-to-value at origination	68%	68%

Average loan amount at origination	$158,912	$159,275

Original loan term
Less than or equal to 15 years	26%	26%
Greater than 15 years	74%	74%

[1]	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.

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

We monitor the delinquency levels of our mortgage loan portfolio on a monthly basis. A summary of our delinquencies at June 30, 2007 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total
30 days	$82	$18	$100
60 days	17	4	21
90 days	5	1	6
Greater than 90 days	2	—	2
Foreclosures and bankruptcies	34	—	34

Total delinquencies	$140	$23	$163

Total mortgage loans outstanding	$10,745	$468	$11,213

Delinquencies as a percent of total mortgage loans	1.3%	4.9%	1.5%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.3%	0.0%	0.3%

A summary of our delinquencies at December 31, 2006 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total
30 days	$105	$22	$127
60 days	19	5	24
90 days	6	2	8
Greater than 90 days	1	—	1
Foreclosures and bankruptcies	33	—	33

Total delinquencies	$164	$29	$193

Total mortgage loans outstanding	$11,249	$511	$11,760

Delinquencies as a percent of total mortgage loans	1.5%	5.7%	1.6%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.3%	0.0%	0.3%

For additional information related to delinquent mortgage loans, see “Mortgage Assets” in the Bank’s annual report on Form 10-K.
The allowance for credit losses was $0.3 million at June 30, 2007 and December 31, 2006. The Bank did not have any charge-offs or recoveries during the three and six month periods ended June 30, 2007 and 2006. At June 30, 2007 and December 31, 2006, the Bank had $25.1 million and $23.5 million of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $0.3 million and $0.2 million for the three months ended June 30, 2007 and 2006 and $0.6 million and $0.7 million for the six months ended June 30, 2007 and 2006. At June 30, 2007 and December 31, 2006, the Bank’s other assets included $6.1 million and $6.3 million of real estate owned.
In accordance with the Bank’s allowance for credit losses policy, the allowance estimate is based on historical loss experience, current delinquency levels, economic data, and other relevant factors using a pooled loan approach. On a regular basis, we monitor delinquency levels, loss rates, and portfolio characteristics such as geographic concentration, loan-to-value ratios, property types, and loan age. Other relevant factors evaluated in our methodology include changes in national/local economic conditions, changes in the nature of the portfolio, changes in the portfolio performance, and the existence and effect of geographic concentrations. Based upon our evaluation, the Bank determined that an allowance for credit losses of $0.3 million was sufficient to cover projected losses in our MPF portfolio at June 30, 2007. The Bank believes we have minimal exposure to sub-prime loans due to the design of our mortgage loan programs.
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
At June 30, 2007, we owned $4.8 billion of mortgage-backed securities that were guaranteed by the U.S. government or issued by government-sponsored housing enterprises. In addition, we had $0.1 billion of other mortgage-backed securities that were rated AAA by a nationally recognized statistical rating organization (NRSRO). At December 31, 2006, we owned $4.2 billion of mortgage-backed securities that were guaranteed by the U.S. government or issued by government-sponsored housing enterprises. In addition, we had $0.1 billion of other mortgage-backed securities that were rated AAA by an NRSRO. We have participated in the MPF Shared Funding Program that has periodically created mortgage-backed certificates.

The Bank also invests in state housing finance agency bonds. At June 30, 2007, we had $4.7 million of state agency bonds rated AA or higher compared with $4.9 million at December 31, 2006.
Investments
We maintain an investment portfolio to provide liquidity and promote asset diversification. Finance Board regulations and policies adopted by the Board of Directors limit the type of investments we may purchase.
The largest unsecured exposure to any single short-term counterparty excluding government-sponsored enterprises was $325 million at June 30, 2007 and $298 million at December 31, 2006. The following tables show our unsecured credit exposure to investment counterparties (including accrued interest receivable) at June 30, 2007 and December 31, 2006 (dollars in millions):

	June 30, 2007
	Certificates of	Commercial	Overnight	Term	Other
Credit Rating[1]	Deposit	Paper	Fed Funds	Fed Funds	Obligations[2]	Total
AAA	$—	$347	$—	$—	$520	$867
AA	—	2,035	1,650	930	27	4,642
A	176	275	905	755	9	2,120

Total	$176	$2,657	$2,555	$1,685	$556	$7.629

	December 31, 2006
	Certificates of	Commercial	Overnight	Term	Other
Credit Rating[1]	Deposit	Paper	Fed Funds	Fed Funds	Obligations[2]	Total
AAA	$—	$297	$—	$—	$567	$864
AA	—	896	575	—	—	1,471
A	—	130	1,050	—	—	1,180

Total	$—	$1,323	$1,625	$—	$567	$3,515

[1]	Credit rating is the lowest of S&P, Moody’s, and Fitch ratings stated in terms of the S&P equivalent.

[2]	Other obligations represent obligations in government-sponsored enterprises and other FHLBanks and derivatives.

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
Excluding mortgage delivery commitments that were fully collateralized, we had 25 and 26 active derivative counterparties at June 30, 2007 and December 31, 2006, most of which were large highly rated banks and broker-dealers. At June 30, 2007 and December 31, 2006, five counterparties represented approximately 56 percent and 57 percent, respectively, of the total notional amount of outstanding derivative transactions, and all five had a credit rating of A or better. At June 30, 2007, one counterparty with an AA credit rating, HSBC Bank USA, N.A Services, represented $12.7 million or approximately 27 percent of our net derivatives exposure after collateral. At December 31, 2006, one counterparty with an AA credit rating, HSBC Bank USA, N.A., represented $9.7 million or approximately 27 percent of our net derivatives exposure after collateral. In addition, we had mortgage delivery commitment derivatives with notional amounts of $24.8 million at June 30, 2007 compared with $15.7 million at December 31, 2006, which were fully collateralized. Participating members are assessed a fee for failing to fulfill their mortgage delivery commitments.

The following tables show our derivative counterparty credit exposure at June 30, 2007 and December 31, 2006, excluding mortgage delivery commitments and after applying netting agreements and collateral (dollars in millions):

	June 30, 2007
			Total	Value	Exposure
Credit	Active	Notional	Exposure at	of Collateral	Net of
Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]
AAA	2	$1,508	$—	$—	$—
AA	18	24,704	27	—	27
A	5	8,476	21	10	11

Total	25	$34,688	$48	$10	$38

	December 31, 2006
			Total	Value	Exposure
Credit	Active	Notional	Exposure at	of Collateral	Net of
Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]
AAA	3	$1,761	$—	$—	$—
AA	18	21,036	31	—	31
A	5	6,687	5	2	3

Total	26	$29,484	$36	$2	$34

[1]	Credit rating is the lower of the S&P, Moody’s, and Fitch ratings stated in terms of the S&P equivalent.

[2]	Notional amounts serve as a factor in determining periodic interest amounts to be received and paid and generally do not represent actual amounts to be exchanged or directly reflect our exposure to counterparty credit risk.

[3]	For each counterparty, this amount includes derivatives with a net positive market value including the related accrued interest receivable/payable (net).

[4]	Amount equals total exposure at fair value less value of collateral pledged as determined at the counterparty level.
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

Business Risk
Business risk is the risk of an adverse impact on the Bank’s profitability resulting from external factors that may occur in both the short- and long-term. Business risk includes political, strategic, reputation, regulatory, and/or environmental factors, many of which are beyond our control. We control business risk through strategic and annual business plans and monitoring the Bank’s external environment.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Market Risk” beginning on page 64 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
Item 4. Controls and Procedures
Not applicable.
Item 4T. Controls and Procedures
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

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, with the participation of the President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), at June 30, 2007. Based upon that evaluation, the President and CEO and CFO have concluded that the Bank’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-13(e) and 15d-15(e), were not effective at June 30, 2007. This determination is based on management’s identification of the following material weakness in our internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
For the three months ended June 30, 2007, the Bank’s management implemented and enhanced certain controls and procedures affecting its internal control over financial reporting as they relate to the material weakness identified in “Disclosure Controls and Procedures” above. Specifically, the Bank’s management instituted the following material changes in our internal control over financial reporting:
•	the Bank continued to make progress on a spreadsheet certification process that documents and tests the control environment residing with spreadsheets involved in the financial reporting process.

•	the Bank continued to make progress on the development of IT software programs that will replace complex spreadsheets.

•	the Bank revised its User-Developed Applications Policy to include implementation of a process that identifies and adds mitigating controls around certain spreadsheets involved in the financial reporting process.

Plan of Remediation for Identified Material Weakness
The Bank plans on continuing to initiate the following actions in conjunction with its remediation efforts specific to the remaining material weakness identified above.
•	Update our risk assessment documents to identify controls that mitigate or compensate the internal control risks, such as review for spreadsheet changes, review of reasonableness of spreadsheet inputs and outputs from a materiality perspective, additional reperformance and reconciliation processes, and overall analytical review. These mitigating or compensating controls are currently being identified and documented.

•	Test the operating effectiveness of selected spreadsheet controls.

•	Continue to develop IT software programs to replace complex spreadsheets as a long-term solution.

•	Complete full implementation of the software solution that provides an audit trail of all changes to spreadsheets utilized in the financial reporting process.
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
Prior to joining the Bank, Mr. Spaeth, age 57, was a partner at Kirkpatrick & Lockhart Preston Gates Ellis LLP since 2007. From 2004 to 2007, Mr. Spaeth served as Senior Vice President, Law and Public Policy, and Chief Legal Officer of H&R Block, Inc. Mr. Spaeth served as Senior Vice President, General Counsel and Secretary of Intuit, Inc. from 2003 to 2004, and of GE Employers Reinsurance Corporation from 2000 to 2003. For more information see the Bank’s Form 8-K filed on April 27, 2007.
Compensatory Arrangements of Certain Officers
On July 10, 2007, the Bank entered into certain management agreements with Steven T. Schuler, the Bank’s Chief Financial Officer, and Edward McGreen, the Bank’s Chief Capital Markets Officer. The purpose of the Agreements is to establish certain severance arrangements in the event of termination of employment under certain conditions. The terms of the Agreements are consistent with the related provisions of the current employment agreements between the Bank and its other Named Executive Officers. For more information see the Bank’s Form 8-K filed on July 11, 2007.

Item 6. Exhibits
3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932.*

3.2	Bylaws of the Federal Home Loan Bank of Des Moines effective January 12, 2006.*

4.1	Federal Home Loan Bank of Des Moines Capital Plan dated July 8, 2002, approved by the Federal Housing Finance Board July 10, 2002.*

4.2	Reserve Capital Policy effective August 1, 2006 and as amended August 24, 2006.**

10.14	Employment Agreement with Nicholas J. Spaeth effective May 1, 2007. ***

10.15	Management Agreement with Edward McGreen effective July 10, 2007.

10.16	Management Agreement with Steven T. Schuler effective July 10, 2007.

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the senior vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the senior vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the correspondingly numbered exhibit to our Form 10 filed with the Securities and Exchange Commission on May 12, 2006.

**	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the Securities and Exchange Commission on August 30, 2006.

***	Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed with the Securities and Exchange Commission on May 11, 2007.

SIGNATURE
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)

Date:	August 10, 2007

By:	/s/ Richard S. Swanson Richard S. Swanson
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

10.15	Management Agreement with Edward McGreen effective July 10, 2007.

10.16	Management Agreement with Steven T. Schuler effective July 10, 2007.

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the senior vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the senior vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.