Form 10-Q
period 2007-09-30
Federal Home Loan Bank of Des Moines
filed 2007-11-13
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Shares outstanding
as of October 31, 2007
Class B Stock, par value $100	21,186,789

PART 1–FINANCIAL INFORMATION
Item 1. Financial Statements
FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(In thousands, except shares)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$18,802	$30,181
Interest-bearing deposits	128	11,392
Securities purchased under agreements to resell	—	305,000
Federal funds sold	2,530,000	1,625,000
Investments
Available-for-sale securities include $209,270 and $513,457 pledged as collateral at September 30, 2007 and December 31, 2006 that may be repledged (Note 3)	3,233,687	562,165
Held-to-maturity securities (estimated fair value of $4,129,783 and $5,685,809 at September 30, 2007 and December 31, 2006) (Note 4)	4,158,398	5,715,161
Advances (Note 5)	31,758,972	21,854,991
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $250 at September 30, 2007 and December 31, 2006 (Note 6)	10,974,418	11,775,042
Accrued interest receivable	130,562	92,932
Premises and equipment, net	7,156	6,244
Derivative assets (Note 10)	54,771	36,119
Other assets	23,407	27,184

Total assets	$52,890,301	$42,041,411

LIABILITIES AND CAPITAL
LIABILITIES
Deposits
Interest-bearing	$1,381,154	$899,520
Noninterest-bearing demand	20,150	41,929

Total deposits	1,401,304	941,449

Securities sold under agreements to repurchase	200,000	500,000
Consolidated obligations, net (Note 7)
Discount notes	13,781,296	4,684,714
Bonds	34,247,192	33,066,286

Total consolidated obligations, net	48,028,488	37,751,000

Mandatorily redeemable capital stock	46,326	64,852
Accrued interest payable	349,428	300,139
Affordable Housing Program	43,212	44,714
Payable to REFCORP	7,148	5,945
Derivative liabilities (Note 10)	103,563	163,505
Other liabilities	20,802	20,836

Total liabilities	50,200,271	39,792,440

Commitments and contingencies (Note 11)
CAPITAL (Note 8)
Capital stock – Class B putable ($100 par value) authorized, issued, and outstanding 23,477,078 and 19,058,783 shares at September 30, 2007 and December 31, 2006	2,347,708	1,905,878
Retained earnings	355,398	344,246
Accumulated other comprehensive (loss) income
Net unrealized (loss) gain on available-for-sale securities	(11,852)	188
Employee retirement plans	(1,224)	(1,341)

Total capital	2,690,030	2,248,971

Total liabilities and capital	$52,890,301	$42,041,411

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME
Advances	$338,613	$305,732	$926,032	$837,994
Advance prepayment fees, net	218	59	596	236
Interest-bearing deposits	840	676	2,020	10,751
Securities purchased under agreements to resell	3,792	4,115	11,904	11,342
Federal funds sold	49,324	32,758	153,317	96,171
Investments
Trading securities	—	94	—	274
Available-for-sale securities	40,031	11,315	70,495	13,324
Held-to-maturity securities	66,078	63,414	214,301	207,530
Mortgage loans held for portfolio	138,571	151,632	425,375	466,660
Loans to other FHLBanks	—	—	—	7

Total interest income	637,467	569,795	1,804,040	1,644,289

INTEREST EXPENSE
Consolidated obligations
Discount notes	116,840	85,751	282,618	192,399
Bonds	456,465	428,891	1,336,766	1,290,347
Deposits	10,906	7,753	37,416	23,309
Borrowings from other FHLBanks	27	30	41	144
Securities sold under agreements to repurchase	7,217	7,576	22,022	20,896
Mandatorily redeemable capital stock	535	798	2,343	2,251
Other borrowings	—	31	—	31

Total interest expense	591,990	530,830	1,681,206	1,529,377

NET INTEREST INCOME	45,477	38,965	122,834	114,912
Reversal of provision for credit losses on mortgage loans	—	513	—	513

NET INTEREST INCOME AFTER MORTGAGE LOAN CREDIT LOSS PROVISION	45,477	39,478	122,834	115,425

OTHER INCOME
Service fees	530	594	1,671	1,846
Net gain (loss) on trading securities	—	14	—	(32)
Net realized gain on held-to-maturity securities	—	—	545	—
Net gain on derivatives and hedging activities	2,167	191	1,706	2,079
Other, net	912	730	2,494	2,894

Total other income	3,609	1,529	6,416	6,787

OTHER EXPENSE
Salaries and Benefits	5,875	5,855	17,819	17,772
Operating	3,307	3,581	10,246	12,241
Finance Board	408	442	1,225	1,326
Office of Finance	244	223	823	705

Total other expense	9,834	10,101	30,113	32,044

INCOME BEFORE ASSESSMENTS	39,252	30,906	99,137	90,168

Affordable Housing Program	3,256	2,604	8,802	7,590
REFCORP	7,199	5,661	18,161	16,516

Total assessments	10,455	8,265	26,963	24,106

NET INCOME	$28,797	$22,641	$72,174	$66,062

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital

BALANCE DECEMBER 31, 2006	19,059	$1,905,878	$344,246	$(1,153)	$2,248,971

Proceeds from issuance of capital stock	9,720	971,990	—	—	971,990

Repurchase/redemption of capital stock	(5,486)	(548,562)	—	—	(548,562)

Net shares reclassified from mandatorily redeemable capital stock	184	18,402	—	—	18,402

Comprehensive income (loss)

Net income	—	—	72,174	—	72,174

Other comprehensive income

Net unrealized loss on available-for-sale securities	—	—	—	(12,040)	(12,040)

Net unrealized gain on employee retirement plans	—	—	—	117	117

Total comprehensive income (loss)	—	—	72,174	(11,923)	60,251

Cash dividends on capital stock (4.25% annualized)	—	—	(61,022)	—	(61,022)

BALANCE SEPTEMBER 30, 2007	23,477	$2,347,708	$355,398	$(13,076)	$2,690,030

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

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$72,174	$66,062

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums, discounts, and basis adjustments on investments, advances, mortgage loans, and consolidated obligations	49,183	40,797
Concessions on consolidated obligation bonds	3,393	4,634
Premises and equipment	723	323
Other	(441)	(411)
Net realized gain from sale of held-to-maturity securities	(545)	—
Net change in fair value adjustment on derivatives and hedging activities	(21,843)	(2,158)
Net realized loss on disposal of premises and equipment	77	14
Net change in:
Trading securities	—	1,609
Accrued interest receivable	(37,630)	(1,828)
Accrued interest on derivatives	(26,127)	20,651
Other assets	1,164	1,567
Accrued interest payable	49,289	(23,714)
Affordable Housing Program (AHP) liability and discount on AHP advances	(1,526)	(790)
Payable to REFCORP	1,203	(45,233)
Other liabilities	83	(1,420)

Total adjustments	17,003	(5,959)

Net cash provided by operating activities	89,177	60,103

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	11,264	672,531
Securities purchased under agreements to resell	305,000	—
Federal funds sold	(905,000)	1,030,000
Short-term held-to-maturity securities	1,003,181	1,041,009
Available-for-sale securities:
Proceeds from maturities	3,869,373	429,233
Purchases	(6,536,696)	(1,039,971)
Held-to-maturity securities:
Proceeds from sales	33,005	—
Proceeds from maturities	597,104	825,095
Purchases	(70,000)	(494,584)
Advances to members:
Principal collected	59,267,325	72,174,832
Originated	(69,055,007)	(72,903,470)
Mortgage loans held for portfolio:
Principal collected	1,067,492	1,229,921
Originated or purchased	(270,573)	(268,925)
Additions to premises and equipment	(1,843)	(2,193)
Proceeds from sale of premises and equipment	131	50

Net cash (used in) provided by investing activities	(10,685,244)	2,693,528

FINANCING ACTIVITIES
Net change in deposits	459,855	(209,811)
Securities sold under agreement to repurchase	(300,000)	—
Net proceeds from issuance of consolidated obligations
Discount notes	471,080,927	550,664,693
Bonds	6,300,985	3,316,155
Payments for maturing and retiring consolidated obligations
Discount notes	(462,027,231)	(547,951,604)
Bonds	(5,292,130)	(8,554,428)
Proceeds from issuance of capital stock	971,990	549,397
Payments for issuance/repurchase/redemption of mandatorily redeemable capital stock	(124)	(17,742)
Payments for repurchase/redemption of capital stock	(548,562)	(508,364)
Cash dividends paid	(61,022)	(53,786)

Net cash provided by (used in) financing activities	10,584,688	(2,765,490)

Net decrease in cash and due from banks	(11,379)	(11,859)
Cash and due from banks at beginning of the period	30,181	42,366

Cash and due from banks at end of the period	$18,802	$30,507

Supplemental disclosures
Cash paid during the period for
Interest	$1,577,190	$1,478,327
AHP	$10,304	$8,356
REFCORP	$16,958	$61,749
Transfer of MPF loans to real estate owned	$6,623	$7,136
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
Background Information
The Federal Home Loan Bank of Des Moines (the Bank) is a federally chartered corporation that is exempt from all federal, state, and local taxation except real property taxes and is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932, as amended (the FHLBank Act). The FHLBanks are supervised and regulated by the Federal Housing Finance Board (Finance Board). The FHLBanks serve the public by enhancing the availability of funds (advances and mortgage loans) for residential mortgages and targeted community development. The Bank provides a readily available, low cost source of funds to its member institutions and eligible housing associates in Iowa, Minnesota, Missouri, North Dakota, and South Dakota. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock.
Note 1—Basis of Presentation
The accompanying unaudited financial statements of the Bank for the three and nine months ended September 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) of America (GAAP) for interim financial information. Accordingly, they do not include all of the information required by GAAP for full year information and should be read in conjunction with the audited financial statements for the year ended December 31, 2006, which are contained in the Bank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2007.
Descriptions of the significant accounting policies of the Bank are included in Note 1 (Summary of Significant Accounting Policies) of the Bank’s 2006 audited financial statements in the annual report on Form 10-K.
Reclassifications. Certain amounts in the 2006 financial statement have been reclassified to conform to the 2007 presentation.

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

FIN 39-1. On April 30, 2007, the FASB issued FASB Interpretation (FIN) No. 39-1, Amendment of FIN No. 39 (FIN 39-1). FIN 39-1 permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with earlier application permitted. An entity should recognize the effects of applying FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Bank does not expect FIN 39-1 to have a material impact on its results of operations or financial condition at the time of adoption.
Note 3—Available-for-Sale Securities
Major Security Types. Available-for-sale securities at September 30, 2007 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Non-mortgage-backed securities
Commercial paper	$621,094	$259	$—	$621,353
Government-sponsored enterprise obligations	524,373	155	61	524,467

Total non-mortgage-backed securities	1,145,467	414	61	1,145,820

Mortgage-backed securities Government-sponsored enterprises	2,100,072	1,709	13,914	2,087,867

Total	$3,245,539	$2,123	$13,975	$3,233,687

Available-for-sale securities at December 31, 2006 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Government-sponsored enterprise obligations	$561,977	$245	$57	$562,165

Government-sponsored enterprise obligations and government-sponsored enterprise investments represented Federal National Mortgage Association (Fannie Mae) and/or Federal Home Loan Mortgage Corporation (Freddie Mac) debt securities.
Available-for-sale securities with unrealized losses had fair values of $1.7 billion as of September 30, 2007. These securities, as of September 30, 2007 have been in a loss position for less than twelve months. The Bank reviewed its available-for-sale investments and has determined that all unrealized losses reflected above are temporary based on the creditworthiness of the issuers, the underlying collateral, and the Bank’s intent to hold the investments until a recovery of fair value, which may be maturity.

Note 4—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities at September 30, 2007 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
Commercial paper	$321,593	$—	$—	$321,593
State or local housing agency obligations	73,960	1,154	2	75,112
Other	8,717	165	—	8,882

Total non-mortgage-backed securities	404,270	1,319	2	405,587

Mortgage-backed securities
Government-sponsored enterprises	3,580,401	2,605	29,840	3,553,166
U.S. government agency-guaranteed	67,349	291	58	67,582
MPF shared funding	54,522	—	2,017	52,505
Other	51,856	—	913	50,943

Total mortgage-backed securities	3,754,128	2,896	32,828	3,724,196

Total	$4,158,398	$4,215	$32,830	$4,129,783

Held-to-maturity securities at December 31, 2006 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
Commercial paper	$1,322,441	$—	$—	$1,322,441
State or local housing agency obligations	4,930	12	6	4,936
Other	8,275	165	—	8,440

Total non-mortgage-backed securities	1,335,646	177	6	1,335,817

Mortgage-backed securities
Government-sponsored enterprises	4,144,054	5,081	33,510	4,115,625
U.S. government agency-guaranteed	81,053	500	23	81,530
MPF shared funding	60,364	—	1,897	58,467
Other	94,044	327	1	94,370

Total mortgage-backed securities	4,379,515	5,908	35,431	4,349,992

Total	$5,715,161	$6,085	$35,437	$5,685,809

Government-sponsored enterprise investments represented Fannie Mae or Freddie Mac securities. U.S. government agency-guaranteed mortgage-backed securities (MBS) represented Government National Mortgage Association (Ginnie Mae) securities and Small Business Administration (SBA) Pool Certificates. SBA Pool Certificates represent undivided interests in pools of the guaranteed portions of SBA loans. The SBA’s guarantee of the Pool Certificate is backed by the full faith and credit of the U.S. government.
At September 30, 2007 held-to-maturity securities totaling $1.8 billion have been in a loss position for less than twelve months and $1.4 billion have been in a loss position for greater than twelve months. All of the held-to-maturity securities with unrealized losses greater than twelve months have a fair market value that is within 98.3 percent of their respective amortized cost basis. The Bank reviewed its held-to-maturity investments and has determined that all unrealized losses reflected above are temporary based on the creditworthiness of the issuers, the underlying collateral, and the Bank’s intent to hold the investments to maturity.

Note 5—Advances
Redemption Terms. The following table shows the Bank’s advances outstanding at September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %

Overdrawn demand deposit accounts	$1,180	—	$628	—
Due in one year or less	13,525,734	4.96	5,624,396	4.81
Due after one year through two years	2,609,115	4.93	3,636,567	4.85
Due after two years through three years	2,842,414	5.25	2,048,650	5.10
Due after three years through four years	2,600,310	5.34	2,045,968	5.33
Due after four years through five years	2,590,400	4.96	2,171,469	5.20
Thereafter	7,469,147	4.93	6,322,940	4.88

Total par value	31,638,300	5.01	21,850,618	4.95

Commitment fees	(2)		(3)
Discounts on AHP advances	(98)		(122)
Net premiums on advances	411		410
Hedging fair value adjustments
Cumulative fair value gain (loss)	113,526		(3,298)
Basis adjustments from terminated hedges	6,835		7,386

Total	$31,758,972		$21,854,991

The Bank offers members advances that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). At September 30, 2007 and December 31, 2006, the Bank had callable advances of $1.3 billion and $339.2 million. Other advances may be prepaid only by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance.

Interest Rate Payment Terms. The following table details additional interest rate payment terms for advances at September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30,	December 31,
	2007	2006

Par amount of advances
Fixed rate	$26,888,096	$17,828,325
Variable rate	4,750,204	4,022,293

Total	$31,638,300	$21,850,618

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
Mortgage loans with a contractual maturity of 15 years or less are classified as medium term, and all other mortgage loans are classified as long-term. The following table presents information at September 30, 2007 and December 31, 2006 on mortgage loans held for portfolio (dollars in thousands):

	September 30,	December 31,
	2007	2006
Real Estate:
Fixed rate medium-term single family mortgages	$2,645,981	$2,943,839
Fixed rate long-term single family mortgages	8,316,955	8,816,457

Total par value	10,962,936	11,760,296

Premiums	99,860	112,726
Discounts	(96,134)	(107,452)
Basis adjustments from mortgage loan commitments	8,006	9,722
Allowance for credit losses	(250)	(250)

Total mortgage loans held for portfolio	$10,974,418	$11,775,042

The par value of mortgage loans held for portfolio outstanding at September 30, 2007 and December 31, 2006 consisted of government-insured loans totaling $477.5 million and $511.0 million and conventional loans totaling $10.5 billion and $11.2 billion, respectively.

The allowance for credit losses was $0.3 million at September 30, 2007 and December 31, 2006. The Bank did not have any charge-offs or recoveries during the three and nine month periods ended September 30, 2007 and recorded a reversal to its provision for credit losses of $0.5 million during the three and nine month periods ended September 30, 2006. At September 30, 2007 and December 31, 2006, the Bank had $24.8 million and $23.5 million of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $0.1 million for the three months ended September 30, 2007 and 2006 and $0.7 million for the nine months ended September 30, 2007 and 2006. At September 30, 2007 and December 31, 2006, the Bank’s other assets included $4.7 million and $6.3 million of real estate owned.
Mortgage loans, other than those included in large groups of smaller balance homogeneous loans, are considered impaired when, based on current information and events, it is probable the Bank will be unable to collect all principal and interest amounts due under the contractual terms of the mortgage loan agreement. At September 30, 2007 and December 31, 2006, the Bank had no recorded investments in impaired mortgage loans.
The Bank records credit enhancement fees paid to members as a reduction to mortgage loan interest income. Credit enhancement fees totaled $5.1 million and $5.7 million for the three months ended September 30, 2007 and 2006 and $15.8 million and $17.6 million for the nine months ended September 30, 2007 and 2006.
Note 7—Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. Consolidated bonds are issued to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated discount notes are issued to raise short-term funds of less than one year. These discount notes sell at less than their face amount and are redeemed at par value when they mature. See the Bank’s annual report on Form 10-K for additional information regarding consolidated obligations.
The par amounts of the outstanding consolidated obligations of the 12 FHLBanks were approximately $1,148.5 billion and $951.7 billion at September 30, 2007 and December 31, 2006.

Consolidated Bonds. The following table shows the Bank’s participation in consolidated bonds outstanding at September 30, 2007 and December 31, 2006 by year of contractual maturity (dollars in thousands):

	September 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %

Due in one year or less	$6,112,100	4.08	$6,098,300	3.40
Due after one year through two years	4,577,600	4.46	5,660,200	4.10
Due after two years through three years	5,131,300	4.87	4,505,300	4.51
Due after three years through four years	2,676,200	4.93	2,622,100	4.84
Due after four years through five years	2,293,950	4.72	2,291,800	4.97
Thereafter	10,875,100	5.17	9,223,600	5.09
Index amortizing notes	2,726,486	5.12	2,977,416	5.12

Total par value	34,392,736	4.79	33,378,716	4.51

Premiums	40,855		33,183
Discounts	(37,212)		(22,578)
Hedging fair value adjustments
Cumulative fair value gain	(34,210)		(194,877)
Basis adjustments from terminated hedges	(114,977)		(128,158)

Total	$34,247,192		$33,066,286

The following table shows the Bank’s total consolidated bonds outstanding at September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30,	December 31,
	2007	2006
Par amount of consolidated bonds
Noncallable or nonputable	$24,797,936	$22,421,116
Callable	9,594,800	10,957,600

Total par value	$34,392,736	$33,378,716

Interest Rate Payment Terms. The following table shows interest rate payment terms for the Bank’s total consolidated bonds at September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30,	December 31,
	2007	2006
Par amount of consolidated bonds:
Fixed rate	$33,871,236	$32,623,716
Simple variable rate	15,000	90,700
Variable rate with cap	100,000	100,000
Step-up	232,500	327,500
Range bonds	174,000	236,800

Total par value	$34,392,736	$33,378,716

Consolidated Discount Notes. Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365/366 days. These notes are issued at less than their face amount and redeemed at par value when they mature.
The Bank’s participation in consolidated discount notes, all of which are due within one year, was as follows at September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate %	Amount	Rate %

Par value	$13,834,479	4.76	$4,699,916	5.02
Discounts	(53,183)		(15,202)

Total	$13,781,296		$4,684,714

Note 8—Capital
The Bank must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with Bank policy and rules and regulations of the Finance Board. Only permanent capital, defined by the Finance Board as Class B stock and retained earnings, satisfies this risk based capital requirement. The Bank is also required to maintain at least a four percent total capital-to-asset ratio.

The following table shows the Bank’s compliance with the Finance Board’s capital requirements at September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30, 2007		December 31, 2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Total capital-to-asset ratio	4.00%	5.20%	4.00%	5.50%
Total regulatory capital	$2,115,612	$2,749,432	$1,681,653	$2,314,976
Mandatorily Redeemable Capital Stock. At September 30, 2007 and December 31, 2006 the Bank had $46.3 million and $64.9 million in capital stock subject to mandatory redemption with payment subject to a five year waiting period from the date of transfer. These amounts have been classified as “mandatorily redeemable capital stock” in the Statements of Condition.
The following table summarizes the Bank’s activity related to mandatorily redeemable capital stock for the nine months ended September 30, 2007 and for the year ended December 31, 2006 (dollars in thousands).

	September 30,	December 31,
	2007	2006
Mandatorily Redeemable Capital Stock
Balance, beginning of period	$64,852	$85,084
Shares reclassified (from)/to Mandatorily Redeemable Capital Stock	(18,402)	2,717
Payments for issuance/repurchase/ redemption of mandatorily redeemable capital stock	(124)	(22,949)

Balance, end of period	$46,326	$64,852

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
The Mortgage Finance segment includes mortgage loans acquired through the MPF program, MBS, Housing Finance Authority (HFA) investments, and their related funding. Income from the Mortgage Finance segment is derived primarily from the difference, or spread, between the yield on mortgage loans, MBS, and HFA investments and the borrowing and hedging costs related to those assets.

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
The following shows the Bank’s financial performance by operating segment for the three months ended September 30, 2007 and 2006 (dollars in thousands):

	Member	Mortgage
	Finance	Finance	Total
Three months ended September 30, 2007
Adjusted net interest income	$39,538	$5,882	$45,420
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$39,538	$5,882	$45,420

Average assets for the period	$31,863,288	$16,253,436	$48,116,724
Total assets at period end	$36,012,006	$16,878,295	$52,890,301

Three months ended September 30, 2006
Adjusted net interest income	$31,486	$7,414	$38,900
Reversal of provision for credit losses on mortgage loans	—	513	513

Adjusted net interest income after mortgage loan credit loss provision	$31,486	$7,927	$39,413

Average assets for the period	$26,545,477	$16,930,807	$43,476,284
Total assets at period end	$26,330,169	$16,649,314	$42,979,483

The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. Net interest income does not include these amounts in the statements of income for financial reporting purposes. Interest income and interest expense associated with economic hedges are recorded in other income in “Net gain on derivatives and hedging activities” on the statements of income. The following table reconciles the Bank’s financial performance by operating segment to the Bank’s total income before assessments for the three months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended
	September 30,
	2007	2006

Adjusted net interest income after mortgage loan credit loss provision	$45,420	$39,413
Net interest income on economic hedges	57	65

Net interest income after mortgage loan credit loss provision	45,477	39,478

Other income	3,609	1,529
Other expenses	9,834	10,101

Income before assessments	$39,252	$30,906

The following table shows the Bank’s financial performance by operating segment for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Member	Mortgage
	Finance	Finance	Total

Nine months ended September 30, 2007
Adjusted net interest income	$104,665	$18,070	$122,735
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$104,665	$18,070	$122,735

Average assets for the period	$29,965,051	$15,940,325	$45,905,376
Total assets at period-end	$36,012,006	$16,878,295	$52,890,301

Nine months ended September 30, 2006
Adjusted net interest income	$88,588	$26,300	$114,888
Reversal of provision for credit losses on mortgage loans	—	513	513

Adjusted net interest income after mortgage loan credit loss provision	$88,588	$26,813	$115,401

Average assets for the period	$26,702,474	$17,368,054	$44,070,528
Total assets at period-end	$26,330,169	$16,649,314	$42,979,483
The following table reconciles the Bank’s financial performance by operating segment to the Bank’s total income before assessments for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Nine Months Ended
	September 30,
	2007	2006

Adjusted net interest income after mortgage loan credit loss provision	$122,735	$115,401
Net interest income on economic hedges	99	24

Net interest income after mortgage loan credit loss provision	122,834	115,425

Other income	6,416	6,787
Other expenses	30,113	32,044

Income before assessments	$99,137	$90,168

Note 10—Derivatives and Hedging Activities
The Bank may enter into interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, and futures and forward contracts (collectively, derivatives) to manage its exposure to changes in interest rates. See the Bank’s annual report on Form 10-K for additional information regarding the Bank’s derivative and hedging activities.
The Bank recorded the following net gain (loss) on derivatives and hedging activities in other income for the three and nine month periods ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net gain related to fair value hedge ineffectiveness	$616	$682	$697	$2,175
Net gain (loss) related to economic Hedges	1,551	(491)	1,009	(96)

Net gain on derivatives and hedging activities	$2,167	$191	$1,706	$2,079

The following table categorizes the notional amount and the estimated fair value of derivatives, excluding accrued interest, by derivative instrument and type of accounting treatment at September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$29,660,318	$(180,402)	$27,426,995	$(228,998)
Economic	500,000	(354)	515,000	(192)
Interest rate swaptions
Economic	4,650,000	216	1,425,000	2
Interest rate caps and floors
Economic	2,500,000	3,869	100,000	—
Forward settlement agreements
Economic	24,500	28	17,000	114
Mortgage delivery commitments
Economic	25,125	(21)	15,792	(57)

Total notional and fair value	$37,359,943	$(176,664)	$29,499,787	$(229,131)

Total derivatives, excluding accrued interest		(176,664)		(229,131)
Accrued interest		127,872		101,745

Net derivative balance		$(48,792)		$(127,386)

Net derivative assets		54,771		36,119
Net derivative liabilities		(103,563)		(163,505)

Net derivative balance		$(48,792)		$(127,386)

At September 30, 2007, the Bank did not have any embedded derivatives that required bifurcation. At December 31, 2006, the Bank had one callable bond with a par amount of $15.0 million that contained an embedded derivative that had been bifurcated from its host. The fair value of this embedded derivative was presented on a combined basis with the host contract and not included in the above table. The fair value of the embedded derivative was a liability of $0.1 million at December 31, 2006.
At September 30, 2007 and December 31, 2006, the Bank’s maximum credit risk related to derivative counterparties, as defined above, was $54.8 million and $36.1 million. These totals include $97.6 million and $28.3 million of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. The Bank held $11.5 million and $1.6 million as collateral at September 30, 2007 and December 31, 2006.

Note 11—Commitments and Contingencies
As described in Note 7, the 12 FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon by the Finance Board to repay all or part of such obligations, as determined or approved by the Finance Board. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank. The par amounts of the outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $1,100.3 billion and $913.6 billion at September 30, 2007 and December 31, 2006.
Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $1.3 billion at September 30, 2007, and had original terms between 8 days and 13 years with a final expiration in 2020. Outstanding standby letters of credit were $1.3 billion at December 31, 2006, and had original terms between five days and five years with a final expiration in 2011. The value of the guarantees related to standby letters of credit are recorded in other liabilities and amount to $0.7 million at September 30, 2007 and December 31, 2006. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these commitments.
Commitments that unconditionally obligate the Bank to fund or purchase mortgage loans from members in the MPF program totaled $25.1 million and $15.8 million at September 30, 2007 and December 31, 2006. Commitments are generally for periods not to exceed forty-five business days.
For managing the inherent credit risk in the MPF program, participating members receive base and performance based credit enhancement fees from the Bank. When the Bank incurs losses for certain MPF products, it reduces available credit enhancement fee payments until the amount of the loss is recovered up to the limit of the first loss account (FLA). The FLA is an indicator of the potential losses for which the Bank is liable (before the member’s credit enhancement is used to cover losses). The FLA amounted to $96.0 million and $94.1 million at September 30, 2007 and December 31, 2006.
Advances that had traded but not settled at September 30, 2007 and December 31, 2006 were $0.0 million and $7.5 million. Advance commitments are fully collateralized throughout the life of the agreements. Consolidated obligation discount notes that had traded but not settled at September 30, 2007 and December 31, 2006 were $17.4 million and $0.3 million par value. Consolidated obligation bonds that had traded but not settled at September 30, 2007 and December 31, 2006 were $8.6 million and $0.0 million par value. At September 30, 2007 and December 31, 2006 the Bank did not have any derivatives that had traded but not settled.

The Bank generally executes derivatives with large highly rated banks and broker-dealers and enters into bilateral collateral agreements. The Bank had cash pledged as collateral to broker-dealers of $0.0 million and $11.3 million at September 30, 2007 and December 31, 2006 for derivatives. Cash pledged as collateral is classified as interest-bearing deposits in the statements of condition.
The Bank may be subject to legal proceedings that arise in the normal course of business. The Bank presently is not aware of any pending or threatened legal proceedings.
Notes 5, 6, 7, 8, and 10 discuss other commitments and contingencies.
Note 12—Activities with Stockholders and Housing Associates
Under the Bank’s capital plan, the only voting rights conferred upon the Bank’s members are for the election of directors. In accordance with the FHLBank Act and Finance Board regulations, members elect a majority of the Bank’s Board of Directors. The remaining directors are appointed by the Finance Board. Under statute and regulations, each elective directorship is designated to one of the five states in the Bank’s district and a member is entitled to vote for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. At September 30, 2007 and December 31, 2006, no member owned more than 10 percent of the voting interests of the Bank due to statutory limits on members’ voting rights as discussed above.
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
In addition, the Bank has investments in Federal funds sold, interest-bearing deposits, commercial paper, and MBS that were issued by affiliates of the Bank’s members. All investments are transacted at market prices and MBS are purchased through securities brokers or dealers.

The following table shows transactions with members and their affiliates, former members and their affiliates, and housing associates at September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30,	December 31,
	2007	2006

Assets:
Federal funds sold	$475,000	$420,000
Investments	—	248,130
Advances	31,758,972	21,854,991
Accrued interest receivable	48,793	16,333
Derivative assets	10,648	6,507
Other assets	81	86

Total	$32,293,494	$22,546,047

Liabilities:
Deposits	$1,372,182	$903,426
Mandatorily redeemable capital stock	46,332	64,852
Accrued interest payable	1,037	424
Derivative liabilities	21,791	11,383
Other liabilities	682	663

Total	$1,442,024	$980,748

Notional amount of derivatives	$3,024,901	$2,534,362
Standby letters of credit	1,333,297	1,295,576
Transactions with Directors’ Financial Institutions. In the normal course of business, the Bank extends credit to its members whose directors and officers serve as its directors (Directors’ Financial Institutions). Finance Board regulations require that transactions with Directors’ Financial Institutions be subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. At September 30, 2007 and December 31, 2006, advances outstanding to the Bank Directors’ Financial Institutions aggregated $184.9 million and $158.7 million, representing 0.6 percent and 0.7 percent of the Bank’s total outstanding advances. There were $0.6 million in mortgage loans originated during the three months ended September 30, 2007 and no mortgage loans originated by the Bank Directors’ Financial Institutions during the three months ended September 30, 2006. Mortgage loans originated by the Bank Directors’ Financial Institutions were approximately $1.1 million and $0.4 million during the nine months ended September 30, 2007 and 2006. At September 30, 2007 and December 31, 2006, capital stock outstanding to the Bank Directors’ Financial Institutions aggregated $20.5 million and $19.4 million, representing 0.9 percent and 1.0 percent of the Bank’s total outstanding capital stock. The Bank did not have any investment or derivative transactions with Directors’ Financial Institutions during the nine months ended September 30, 2007 and 2006.

Business Concentrations. The Bank has business concentrations with stockholders whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding.
Capital Stock – The following tables present members and their affiliates holding 10 percent or more of outstanding capital stock (including stock classified as mandatorily redeemable) at September 30, 2007 and December 31, 2006 (shares in thousands):

			Shares at	Percent of
			September 30,	Total Capital
Name	City	State	2007	Stock
Superior Guaranty Insurance Corporation	Minneapolis	MN	4,572	19.1%
Wells Fargo Bank, N.A.	Sioux Falls	SD	2,570	10.7

			7,142	29.8%

			Shares at	Percent of
			December 31,	Total Capital
Name	City	State	2006	Stock

Superior Guaranty Insurance Corporation	Minneapolis	MN	4,639	23.5%
Wells Fargo Bank, N.A.	Sioux Falls	SD	189	1.0

			4,828	24.5%

The Bank paid Superior Guaranty Insurance Corporation (Superior), a Wells Fargo Bank, N.A. (Wells Fargo) affiliate, fees of $0 and $2,000 for the nine months ended September 30, 2007 and 2006 for participation in the MPF shared funding program. The Bank did not pay any fees during the three months ended September 30, 2007 and 2006.
Advances – The Bank had advances with Superior and Wells Fargo of $6.8 billion and $700.0 million at September 30, 2007 and December 31, 2006. During the three months ended September 30, 2007, the Bank made $6.1 billion in advances to Superior and Wells Fargo. The Bank did not make any advances to Wells Fargo during the nine months ended September 30, 2006.
Total interest income from Superior and Wells Fargo amounted to $23.5 million and $9.5 million for the three months ended September 30, 2007 and 2006 and $42.2 million and $26.8 million for the nine months ended September 30, 2007 and 2006. At September 30, 2007 and December 31, 2006, the Bank held sufficient collateral to cover the member’s advances and expected to incur no credit losses as a result of them.
Mortgage Loans – At September 30, 2007 and December 31, 2006, 83 and 85 percent of the Bank’s mortgage loans outstanding were purchased from Superior.

Other – The Bank has executed a lease for 20 years with an affiliate of Wells Fargo, which is a member of the Bank, to acquire space in a building for the Bank’s headquarters. The following table shows the future minimum rentals for the lease.

Year	Amount

Due in one year or less	$869
Due after one year through two years	869
Due after two years through three years	869
Due after three years through four years	869
Due after four years through five years	869
Thereafter	13,254

Total	$17,599

Note 13—Activities with Other FHLBanks
The Bank purchased MPF Shared Funding Certificates from the FHLBank of Chicago. See Note 4 – Held to Maturity Securities at page 12 for balances at September 30, 2007 and 2006.
In addition, the Bank recorded service fee expense as an offset to other income due to its relationship with the FHLBank of Chicago in the MPF program. The Bank recorded $0.2 million and $0.1 million in service fee expense to the FHLBank of Chicago for the three months ended September 30, 2007 and 2006 as a reduction of other income and $0.5 million and $0.4 million for the nine months ended September 30, 2007 and 2006.
The FHLBank of Chicago pays the Bank a monthly participation fee based on the aggregate amount of outstanding loans purchased under the MPF program. The Bank recorded other income of $0.1 million for each of the three months ended September 30, 2007 and 2006 and $0.2 million for each of the nine months ended September 30, 2007 and 2006.

The Bank may sell or purchase unsecured overnight and term Federal funds at market interest rates to or from other FHLBanks. The Bank did not make any loans to other FHLBanks during the three and nine months ended September 30, 2007 and 2006. The following table shows the borrowing activity from other FHLBanks for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Beginning		Principal	Ending
Other FHLBank	Balance	Borrowings	Payment	Balance

September 30, 2007
Cincinnati	$—	$145,000	$(145,000)	$—
San Francisco	—	135,000	(135,000)	—

Total	$—	$280,000	$(280,000)	$—

September 30, 2006
Cincinnati	$—	$245,000	$(245,000)	$—
San Francisco	—	630,000	(630,000)	—

Total	$—	$875,000	$(875,000)	$—

Note 14—Subsequent Event
On November 13, 2007, the Board of Directors approved payment of a cash dividend at a rate of 4.50 percent per annum based on average capital stock balances for the three months ended September 30, 2007. The dividend amounted to $23.8 million and will be paid on November 19, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our Management’s Discussion and Analysis and annual report on Form 10-K.
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
Forward-looking statements in this report include, among others, statements regarding the following:
•	Our expectation that our record levels of borrowings from our members will be short-term as the markets rebound from its current condition.

•	Our expectation that the volume of purchases for the Mortgage Partnership Finance (register mark) (MPF (register mark)) program (Mortgage Partnership Finance and MPF are registered trademarks of the Federal Home Loan Bank of Chicago) will continue to be at low levels, which will reduce Mortgage Finance’s net interest income. The expected decrease in Mortgage Finance’s net interest income may be partially offset by interest income from our Mortgage-Backed Securities (MBS) portfolio.

•	Our expectation that our capital-to-asset ratio will not decline below the regulatory requirement.
There can be no assurance that unanticipated risks will not materially and adversely affect our results of operations. For a description of some of the risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements see “Risk Factors” in the annual report on Form 10-K.

Conditions in the Financial Markets
Three and Nine Month Periods Ended September 30, 2007 and 2006 and December 31, 2006
During the three months ended September 30, 2007 general economic and financial market volatility had a positive impact on the Bank’s net interest income through their influence on (1) our advance, investment, and MPF volumes; (2) changes in the Bank’s funding costs and spreads; and (3) earnings on invested capital.
Significant credit and financial market volatility during the third quarter of 2007 led to a large increase in advances volume, increased net interest spread and margin, and resulted in higher spreads on invested capital. The subprime loan market concerns led to a significant liquidity crisis. Because of market turbulence, the Bank’s advance prices were attractive to members and the Bank experienced a large increase in its advances balance. The market’s “flight-to-quality” caused the Bank’s cost of short-term debt (discount notes) to decline dramatically during the months of August and September. In response to market volatility, the Federal Reserve Board reduced the Fed funds rate by 50 basis points in September.
Financial Market Conditions
During the nine months ended September 30, 2007, average short-term rates increased while longer-term market interest rates declined slightly when compared with 2006. The following table shows information on key average market interest rates for the three and nine month periods ended September 30, 2007 and 2006 and key market interest rates at December 31, 2006:

			Year-to-date	Year-to-date
	Third Quarter	Third Quarter	September 30,	September 30,
	2007	2006	2007	2006	December 31,
	3-Month	3-Month	9-Month	9-Month	2006
	Average	Average	Average	Average	Ending Rate

Fed effective[1]	5.09%	5.25%	5.20%	4.88%	5.17%
Three-month LIBOR[1]	5.44	5.43	5.39	5.14	5.36
10-year U.S. Treasury[1]	4.73	4.89	4.75	4.84	4.70
30-year residential mortgage note [2]	6.55	6.56	6.37	6.47	6.18

[1]	Source is Bloomberg.

[2]	Average calculated using The Mortgage Bankers Association Weekly Application Survey; December 31, 2006 ending rates are from the last week in 2006.

During the three months ended September 30, 2007 average Fed funds decreased by 16 basis points compared to the same period in 2006. Credit and liquidity concerns caused the short-term interest rates to decrease. As a result for the nine months ended September 30, 2007 average Fed funds increased 38 basis points compared to the same period in 2006. During the nine months ended September 30, 2007, London Interbank Offered Rate (LIBOR) increased 25 basis points compared to the same period in 2006. The 10-year US Treasury rates declined by 16 basis points and nine basis points for the three and nine month periods respectively.
Agency Spreads
Developments in the Agency debt market increased the Bank’s longer-term cost of funds during the period. Although Agency spreads to LIBOR increased on the shorter maturities during the third quarter of 2007 in comparison to the third quarter of 2006, they decreased on longer maturities during the quarter due to market volatility. This resulted in more expensive funding for the Bank on a long-term basis.

	Third Quarter	Third Quarter
	2007	2006	December 31,
	3-Month	3-Month	2006
	Average	Average	Ending Rate
FHLB spreads to LIBOR (basis points)[1]
2-year	(18.1)	(17.8)	(13.7)
5-year	(13.5)	(15.6)	(13.9)
10-year	(9.8)	(14.6)	(15.1)

[1]	Source is Office of Finance.
Mortgage Market Conditions
Developments in the mortgage-backed security markets improved the attractiveness of mortgage investments for the Bank. Poor sub-prime mortgage credit performance has kept traditional investors out of the market as delinquencies and foreclosures reached all time highs on securities backed by these loans. Furthermore, certain segments of the mortgage market did not perform as originators found it difficult to sell or securitize certain classes of mortgage product. These concerns, along with increases in LIBOR option-adjusted spread (LOAS) during this same time period, increased the earnings potential on high quality non-sub-prime MBS investments. While we cannot predict future outcomes, to date we have not experienced credit losses for our holdings of mortgage loans or MBS, due primarily to our business model, conservative policy pertaining to advances collateral and investments, and reduced credit risk due to the design of our mortgage loan programs.

Selected Financial Data
The following selected financial data should be read in conjunction with the financial statements and condensed notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report, and our annual report on Form 10-K. The financial position data at September 30, 2007 and results of operations data for the three and nine month periods ended September 30, 2007 were derived from the unaudited financial statements and condensed notes thereto included in this report. The financial position data at December 31, 2006 was derived from the audited financial statements and notes not included in this report.

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods and is in conformity with accounting principles generally accepted in the United States (U.S.) of America (GAAP). The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be achieved for the full year.

	September 30,	December 31,
Statements of Condition	2007	2006
(Dollars in millions)
Short-term investments[1]	$3,997	$3,826
Mortgage-backed securities	5,842	4,380
Other investments	83	13
Advances	31,759	21,855
Mortgage loans, net	10,974	11,775
Total assets	52,890	42,041
Securities sold under agreements to repurchase	200	500
Consolidated obligations[2]	48,028	37,751
Mandatorily redeemable capital stock	46	65
Affordable Housing Program	43	45
Payable to REFCORP	7	6
Total liabilities	50,200	39,792
Capital stock – Class B putable	2,348	1,906
Retained earnings	355	344
Capital-to-asset ratio[3]	5.09%	5.35%

	Three months ended September 30,		Nine months ended September 30,
Operating Results and Performance Ratios	2007	2006	2007	2006
(Dollars in millions)
Interest income	$637.4	$569.8	$1,804.0	$1,644.3
Interest expense	592.0	530.8	1681.2	1,529.4
Net interest income	45.4	39.0	122.8	114.9
Reversal of provision for credit losses on mortgage loans	—	0.5	—	0.5
Net interest income after mortgage loan credit loss provision	45.4	39.5	122.8	115.4
Other income[4]	3.7	1.5	6.5	6.8
Other expense	9.8	10.1	30.1	32.0
Total assessments[5]	10.5	8.2	27.0	24.1
Net income	28.8	22.7	72.2	66.1

Return on average assets	0.24%	0.21%	0.21%	0.20%
Return on average capital stock	5.56	4.59	4.92	4.55
Return on average total capital	4.76	3.92	4.18	3.86
Net interest margin	0.38	0.36	0.35	0.35
Operating expenses to average assets[6]	0.08	0.09	0.08	0.09
Annualized dividend rate	4.25	4.25	4.25	3.69
Cash dividends declared and paid	$20.3	$21.1	$61.0	$53.8

[1]	Short-term investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, commercial paper, and government-sponsored enterprise obligations. Short-term investments have terms less than one year.

[2]	The par amount of the outstanding consolidated obligations for all 12 Federal Home Loan Banks (FHLBanks) was $1,148.5 billion and $951.7 billion at September 30, 2007 and December 31, 2006.

[3]	Capital-to-asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at the end of the period.

[4]	Other income includes change in fair value of derivatives.

[5]	Total assessments include: Affordable Housing Program and Resolution Funding Corporation (REFCORP).

[6]	Operating expenses to average assets ratio is salaries and benefits plus operating expenses as a percentage of average total assets.

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
During the three months ended September 30, 2007, we continued to emphasize delivering member value. To meet member funding needs, we expanded our advance products and added two new member owned option advances. Additionally the Bank received approval from our regulator, the Federal Housing Finance Board (Finance Board), for our members to use non-speculative construction loans secured by a first lien on 1-4 family dwellings as collateral that should increase the borrowing potential of our members beginning in November 2007. Finally, the Bank also received approval from the Finance Board to issue standby bond purchase agreements.
During the three months ended September 30, 2007, the Bank experienced record levels of advance borrowings from our members in response to the market liquidity crisis that began in August 2007. Our advance portfolio increased to $31.8 billion at September 30, 2007 from $21.9 billion at December 31, 2006, or approximately 45.2 percent. Our ability to access the capital markets and our AAA credit rating allows us to provide our members with a stable source of funding. Interest income on our advance portfolio increased $33.0 million or 10.8 percent for the three months ended September 30, 2007 compared with the same period in 2006. Interest income on our advance portfolio increased $88.4 million or 10.5 percent for the nine months ended September 30, 2007 compared with the same period in 2006. We expect these record levels of advances to be short-term as the markets stabilize.
Investments increased $1.7 billion to $9.9 billion at September 30, 2007 from $8.2 billion at December 31, 2006. The increase in investments was primarily due to the Bank’s efforts to increase its asset-to-capital ratio through the purchase of MBS. Developments in the MBS markets improved the attractiveness of mortgage investments for the Bank. Poor sub-prime mortgage credit performance kept traditional investors out of the market and therefore, in order to raise funds, counterparties were selling highly rated agency MBS investments at significant discounts. The Bank purchased these MBS investments at significant discounts that contributed to the increase in investment income of $47.7 million and $112.6 million or 42.4 percent and 33.2 percent for the three and nine month periods ended September 30, 2007, compared with the same periods in 2006.

At September 30, 2007, our mortgage loan portfolio declined approximately 6.8 percent to $11.0 billion compared with $11.8 billion at December 31, 2006 due primarily to pay-downs of the existing portfolio exceeding new loan acquisitions. Although the MPF portfolio experienced an overall decline during the nine months ended September 30, 2007, MPF originations increased during the nine months ended September 30, 2007, to $270.6 million from $268.9 million in the same period in 2006. While MPF originations cannot be anticipated and will vary based on member alternatives, the Bank’s MPF program remained very competitive during the current market crisis. Interest income from mortgage loans held for portfolio was $138.6 million and $151.7 million for the three months ended September 30, 2007 and 2006 and $425.4 million and $466.7 million for the nine months ended September 30, 2007 and 2006. The Bank anticipates that over time the MPF program assets will become a smaller portion of the Bank’s assets and income. Therefore, the Bank continues to analyze the impact of the decreasing mortgage loan portfolio on the Bank’s business and is considering alternatives to the current MPF program such as off balance sheet strategies.
The Bank’s consolidated obligations increased $10.3 billion or 27.2 percent to $48.0 billion at September 30, 2007 compared with December 31, 2006. The increase in consolidated obligations was primarily driven by discount notes which increased $9.1 billion or 194 percent to $13.8 billion at September 30, 2007 compared with December 31, 2006. As previously noted, the increase in advance volume was primarily short-term in nature and therefore was funded through the issuance of short-term discount notes. The discount notes were issued with historically large discounts due to the market’s “flight-to-quality” thereby increasing the Bank’s net interest margin and net interest spread.
Results of Operations
Three and Nine Month Periods Ended September 30, 2007 and 2006
Net Income– Net income increased $6.1 million for the three and nine month periods ended September 30, 2007 when compared to the same periods in 2006. Net income was $28.8 million and $22.7 million for the three months ended September 30, 2007 and 2006 and $72.2 million and $66.1 million for the each of the nine month periods ended September 30, 2007 and 2006.
Other income increased $2.2 million and decreased $0.3 million for the three and nine month periods ended September 30, 2007 when compared with the same periods in 2006 primarily due to changes in net gain (loss) on derivatives and hedging activities, which will fluctuate based on the Bank’s hedging activities and changes in interest rates. Other expense decreased $0.3 million and $1.9 million for the three and nine month periods ended September 30, 2007 when compared with the same periods in 2006 primarily due to decreased professional fees included within operating expenses. See additional discussion for other income on page 44 and other expense on page 46.
Net Interest Income–Net interest income is the primary measure of the performance for our ongoing operations. Fluctuations in average asset, liability, and capital balances, and the related yields and costs are the primary causes of changes in our net interest income.

Average assets increased to $45.9 billion during the nine months ended September 30, 2007 compared with $44.1 billion for the same period in 2006. The increase was primarily attributable to increased average short-term investments, Federal funds sold, and advances, partially offset by decreased average mortgage loans. Although the Bank’s advances in the statement of condition increased substantially at September 30, 2007 compared with December 31, 2006, the increase is not reflected through an equivalent increase in average balances as the volume increased during the latter half of the third quarter.
Average liabilities increased to $43.6 billion for the nine months ended September 30, 2007 from $41.8 billion for the same period in 2006. The increase was due to increased average consolidated obligations and deposits. Average consolidated obligations fluctuate depending on the Bank’s asset balances and funding needs and average deposits fluctuate depending on our members’ alternatives for short-term investments.
Average capital increased $21.6 million for the nine months ended September 30, 2007 compared to the same period in 2006. The increase was primarily due to an increase in capital stock requirements to support member activities related to increased advances as well as an increase in retained earnings.
The following table shows net interest income for the three and nine month periods ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Total interest income	$637.4	$569.8	$1,804.0	$1,644.3
Total interest expense	592.0	530.8	1,681.2	1,529.4

Net interest income before mortgage loan credit loss provision	45.4	39.0	122.8	114.9
Reversal of provision for credit losses on mortgage loans	—	0.5	—	0.5

Net interest income after mortgage loan credit loss provision	$45.4	$39.5	$122.8	$115.4

Net interest income before mortgage loan credit loss provision increased $6.4 million for the three month period ended September 30, 2007 compared to the same period in 2006 and increased 7.9 million for the nine month period ended September 30, 2007 compared with the same periods in 2006. The increase was primarily due to the increased investment income from our MBS securities and lower interest costs on our discount notes.
The yield on total interest-earning assets and cost of interest-bearing liabilities are impacted by our use of derivatives to adjust the interest rate sensitivity of assets and liabilities.
The two components of the Bank’s net interest income are earnings from our asset-liability spread and earnings on capital.

Asset-liability Spread–This spread equals the yield on total assets minus the cost of total liabilities. Asset-liability spread income increased $5.1 million and $2.5 million for the three and nine month periods ended September 30, 2007 compared with the same periods in 2006. The increase in asset-liability spread income was due to increased net interest spreads during the three and nine month periods ended September 30, 2007 compared to the same periods in 2006. The significant increase in the net interest spread for the three month period was impacted by the lower cost on our discount note issuances and favorable spreads on MBS as previously discussed.
Earnings on Capital–We invest our capital to generate earnings, generally for the same repricing maturity as the assets being supported.
Earnings on capital increased $1.3 million and $5.4 million during the three and nine month periods ended September 30, 2007 compared with the same periods in 2006 due to increased average capital balances and higher net interest spreads. Average capital increased $86.7 million and $21.6 million during the three and nine month periods ended September 30, 2007 compared with the same periods in 2006 primarily due to an increase in capital stock requirements to support member activities related to advances as well as an increase in retained earnings.

The following tables present average balances and rates of major interest rate sensitive asset and liability categories for the three and nine month periods ended September 30, 2007 and 2006. The tables also present the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities and the net interest margin between yield on total assets and the cost of total liabilities and capital (dollars in millions).

	For the Three Months Ended September 30, 2007			For the Three Months Ended September 30, 2006
			Interest			Interest
	Average		Income/	Average		Income/
	Balance	Yield/Cost	Expense	Balance	Yield/Cost	Expense
Interest-earning assets
Interest-bearing deposits	$62	5.34%	$0.8	$50	5.32%	$0.7
Securities purchased under agreements to resell	282	5.34%	3.8	305	5.35%	4.1
Federal funds sold	3,723	5.26%	49.3	2,445	5.32%	32.8
Short-term investments[1]	2,690	5.27%	35.8	862	5.45%	11.8
Mortgage-backed securities[1]	5,141	5.37%	69.6	4,715	5.29%	62.9
Other investments	52	5.67%	0.7	13	4.30%	0.1
Advances	24,814	5.42%	338.8	22,594	5.37%	305.7
Mortgage loans[2]	11,089	4.96%	138.6	12,228	4.92%	151.7

Total interest-earning assets	47,853	5.29%	637.4	43,212	5.23%	569.8
Noninterest-earning assets	264	—	—	264	—	—

Total assets	$48,117	5.26%	$637.4	$43,476	5.20%	$569.8

Interest-bearing liabilities
Deposits	$913	4.74%	$10.9	$608	5.06%	$7.7
Consolidated obligations
Discount notes	9,170	5.05%	116.8	6,508	5.23%	85.8
Bonds	34,507	5.25%	456.5	32,789	5.19%	428.9
Other interest-bearing liabilities	529	5.84%	7.8	576	5.81%	8.4

Total interest-bearing liabilities	45,119	5.21%	592.0	40,481	5.20%	530.8
Noninterest-bearing liabilities	600	—	—	684	—	—

Total liabilities	45,719	5.14%	592.0	41,165	5.12%	530.8
Capital	2,398	—	—	2,311	—	—

Total liabilities and capital	$48,117	4.88%	$592.0	$43,476	4.84%	$530.8

Net interest income and spread		0.08%	$45.4		0.03%	$39.0

Net interest margin		0.38%			0.36%

Average interest-earning assets to interest-bearing liabilities		106.06%			106.75%

Composition of net interest income
Asset-liability spread		0.12%	$14.3		0.08%	$9.2
Earnings on capital		5.14%	31.1		5.12%	29.8

Net interest income			$45.4			$39.0

[1]	The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[2]	Nonperforming loans are included in average balances used to determine average rate.

	For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006
			Interest			Interest
	Average		Income/	Average		Income/
	Balance	Yield/Cost	Expense	Balance	Yield/Cost	Expense
Interest-earning assets
Interest-bearing deposits	$50	5.35%	$2.0	$314	4.58%	$10.8
Securities purchased under agreements to resell	297	5.36%	11.9	305	4.97%	11.3
Federal funds sold	3,866	5.30%	153.3	2,633	4.88%	96.2
Short-term investments[1]	2,560	5.31%	101.7	872	4.89%	31.9
Mortgage-backed securities[1]	4,544	5.36%	182.1	4,830	5.22%	188.8
Other investments	25	5.17%	1.0	14	4.40%	0.4
Advances	22,933	5.40%	926.6	22,297	5.03%	838.2
Mortgage loans[2]	11,367	5.00%	425.4	12,551	4.97%	466.7

Total interest-earning assets	45,642	5.28%	1,804.0	43,816	5.02%	1,644.3
Noninterest-earning assets	263		—	255	—	—

Total assets	$45,905	5.25%	$1,804.0	$44,071	4.99%	$1,644.3

Interest-bearing liabilities
Deposits	$1005	4.98%	$37.4	$672	4.64%	$23.3
Consolidated obligations
Discount notes	7,338	5.15%	282.6	5,281	4.87%	192.4
Bonds	34,113	5.24%	1,336.8	34,500	5.00%	1,290.4
Other interest-bearing liabilities	553	5.90%	24.4	583	5.35%	23.3

Total interest-bearing liabilities	43,009	5.23%	1,681.2	41,036	4.98%	1,529.4
Noninterest-bearing liabilities	587	—	—	748	—	—

Total liabilities	43,596	5.16%	1,681.2	41,784	4.89%	1,529.4
Capital	2,309	—	—	2,287	—	—

Total liabilities and capital	$45,905	4.90%	$1,681.2	$44,071	4.64%	$1,529.4

Net interest income and spread		0.05%	$122.8		0.04%	$114.9

Net interest margin		0.35%			0.35%

Average interest-earning assets to interest-bearing liabilities		106.12%			106.78%

Composition of net interest income
Asset-liability spread		0.09%	$33.7		0.10%	$31.2
Earnings on capital		5.16%	89.1		4.89%	83.7

Net interest income			$122.8			$114.9

[1]	The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[2]	Nonperforming loans are included in average balances used to determine average rate.

Our net interest income is affected by changes in the dollar volumes of our interest-earning assets and interest-bearing liabilities and changes in the average rates of those assets and liabilities. The following table presents the changes in interest income and interest expense between the three and nine month periods ended September 30, 2007 and 2006. Changes that cannot be attributed to either rate or volume have been allocated to the rate and volume variances based on relative size (dollars in millions).

	Variance For the Three Months Ended			Variance For the Nine Months Ended
	September 30, 2007 vs. September 30, 2006			September 30, 2007 vs. September 30, 2006
			Total			Total
	Total Increase		Increase	Total Increase		Increase
	(Decrease) Due to		(Decrease)	(Decrease) Due to		(Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$0.1	$—	$0.1	$(10.3)	$1.5	$(8.8)
Securities purchased under agreements to resell	(0.3)	—	(0.3)	(0.3)	0.9	0.6
Federal funds sold	16.9	(0.4)	16.5	48.2	8.9	57.1
Short-term investments	24.3	(0.4)	23.9	66.8	3.0	69.8
Mortgage-backed securities	5.7	1.0	6.7	(11.6)	4.9	(6.7)
Other investments	0.6	0.1	0.7	0.5	0.1	0.6
Advances	30.4	2.7	33.1	24.7	63.7	88.4
Mortgage loans	(14.3)	1.2	(13.1)	(44.1)	2.8	(41.3)

Total interest income	63.4	4.2	67.6	73.9	85.8	159.7

Interest expense
Deposits	3.7	(0.5)	3.2	12.3	1.8	14.1
Consolidated obligations
Discount notes	34.0	(3.0)	31.0	78.6	11.6	90.2
Bonds	22.7	4.9	27.6	(14.7)	61.1	46.4
Other interest-bearing liabilities	(0.6)	—	(0.6)	(1.2)	2.3	1.1

Total interest expense	59.8	1.4	61.2	75.0	76.8	151.8

Net interest income	$3.6	$2.8	$6.4	$(1.1)	$9.0	$7.9

Net Interest Income by Segment–The Bank’s segment results are analyzed on an adjusted net interest income basis. Adjusted net interest income is made up of net interest income and interest income and interest expense associated with economic hedges. The following shows the Bank’s financial performance by operating segment and a reconciliation of financial performance to net interest income for the three and nine month periods ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Adjusted net interest income by operating segment

Member Finance	$39.5	$31.5	$104.6	$88.6
Mortgage Finance	5.9	7.9	18.1	26.8

Total	$45.4	$39.4	$122.7	$115.4

Reconciliation to the Bank’s operating segment results to net interest income after mortgage loan credit loss provision

Adjusted net interest income	$45.4	$39.4	$122.7	$115.4
Net interest income on economic hedges	0.1	0.1	0.1	—

Net interest income after mortgage loan credit loss provision	$45.5	$39.5	$122.8	$115.4

Member Finance–Member Finance adjusted net interest income increased $8.0 million and $16.0 million during the three and nine month periods ended September 30, 2007 compared to the same periods in 2006. The increase was attributable to higher returns on invested capital due to an increase in the segment’s average assets as well as increased income from higher net interest spreads. The segment’s average assets increased to $30.0 billion for the nine months ended September 30, 2007 compared with $26.7 billion in the same period of 2006.
Mortgage Finance–The Mortgage Finance segment adjusted net interest income decreased $2.0 million and $8.7 million during the three and nine month periods ended September 30, 2007 when compared with the same periods in 2006. The decrease was attributable to a decrease in the mortgage finance segment’s average asset balance of $15.9 billion for the nine months ended September 30, 2007 from $17.4 billion for the nine months ended September 30, 2006.

The Bank currently expects that the volume of mortgage loan purchases for the MPF program will continue to be at or below the relatively low level that was experienced during 2006. To the extent that new production does not replace current mortgage loan portfolio runoff, we would experience declines in mortgage loan balances which would likely continue to reduce Mortgage Finance’s net interest income. The expected decrease in Mortgage Finance’s net interest income may be partially offset by interest income from the Bank’s MBS portfolio.
Other Income
The following table presents the components of other income for the three and nine month periods ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service fees	$0.5	$0.6	$1.7	$1.8
Net realized gain on held-to- maturity securities	—	—	0.5	—
Net gain on derivatives and hedging activities	2.2	0.2	1.7	2.1
Other, net	1.0	0.7	2.6	2.9

Total other income	$3.7	$1.5	$6.5	$6.8

Other income can be volatile from period to period depending on the type of financial activity reported. For example, the net gain or loss on derivatives and hedging activities is highly dependent on changes in interest rates.

Other income increased $2.2 million during the three month period ended September 30, 2007 and decreased $0.3 million during the nine month period ended September 30, 2007 compared with the same periods in 2006 primarily due to changes in net gain (loss) on derivatives and hedging activities. Net gain on derivatives and hedging activities is made up of net gain (loss) related to fair value hedge ineffectiveness and net gain (loss) related to economic hedges. Economic hedges do not qualify for hedge accounting requiring the Bank to record gains or losses on the hedging instrument without recording the corresponding loss or gain on the hedged item. Additionally, the interest accruals on the hedging instrument are recorded as a component of other income instead of a component of net interest income. The Bank recorded the following net gain (loss) on derivatives and hedging activities for the three and nine month periods ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net gain related to fair value hedge ineffectiveness	$0.6	$0.7	$0.7	$2.2
Net gain (loss) related to economic hedges	1.6	(0.5)	1.0	(0.1)

Net gain on derivatives and hedging activities	$2.1	$0.2	$1.7	$2.1

Net gain related to economic hedges increased $2.1 million and $1.1 million during the three and nine month periods ended September 30, 2007 compared with the same periods in 2006. The increases were primarily due to gains recorded on interest rate floors partially offset by losses recorded on interest rate swaptions. Additionally, the Bank sold two interest rate swaptions prior to expiration and recognized a gain of approximately $1.2 million. The gains and losses were due to increased volatility in the market combined with a decline in interest rates late in the third quarter of 2007.
Net gain related to fair value hedge ineffectiveness decreased $0.1 million and $1.5 million during the three and nine month periods ended September 30, 2007 compared with the same periods in 2006. The decrease for the nine month period ended September 30, 2007 compared with the same period in 2006 was primarily due to an unrealized loss recognized on the implementation of an enhanced valuation methodology for certain long haul method hedge relationships during the first quarter of 2007. The enhancement to the methodology values the related hedged item using a market OAS at the inception of the hedge relationship and resulted in recording a loss on derivatives and hedging activities of $1.3 million.

Other Expenses
The following table shows the components of other expenses for the three and nine month periods ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Salaries and employee benefits	$5.9	$5.9	$17.8	$17.8
Occupancy cost	0.4	0.1	1.3	0.5
Other operating expenses	2.9	3.4	9.0	11.7

Total operating expenses	9.2	9.4	28.1	30.0

Finance Board	0.4	0.4	1.2	1.3
Office of Finance	0.2	0.3	0.8	0.7

Total other expense	$9.8	$10.1	$30.1	$32.0

Other expense decreased $0.3 million and $1.9 million during the three and nine month periods ended September 30, 2007 when compared with the same periods in 2006. The decrease was primarily due to other operating expenses. Other operating expenses decreased $0.5 million and $2.7 million during the three and nine month periods ended September 30, 2007 compared with the same periods in 2006. Approximately $0.7 million and $2.3 million of the decrease related to lower professional fees. The decrease in other expense was partially offset by increased occupancy costs of $0.3 million and $0.8 million for the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006.

Statements of Condition
September 30, 2007 and December 31, 2006
Advances
The following table shows the composition of our advances based on remaining term to scheduled maturity at September 30, 2007 and December 31, 2006 was as follows (dollars in millions):

	September 30, 2007		December 31, 2006
		Percent of		Percent of
	Amount	Total	Amount	Total
Simple fixed rate advances
Overdrawn demand deposit accounts	$1	—%	$1	—%
One month or less	8,400	26.6	2,592	11.9
Over one month through one year	3,670	11.6	2,413	11.0
Greater than one year	6,563	20.7	5,592	25.6

	18,634	58.9	10,598	48.5

Simple variable rate advances
One month or less	134	0.3	17	0.1
Over one month through one year	143	0.5	344	1.6
Greater than one year	3,436	10.9	3,617	16.5

	3,713	11.7	3,978	18.2

Callable advances – fixed rate	239	0.8	268	1.2
Callable advances – variable rate	1,000	3.2	—	—
Putable advances
Fixed rate	6,693	21.1	5,833	26.7
Community investment advances
Fixed rate	1,008	3.3	892	4.1
Variable rate	37	0.0	45	0.2
Callable – fixed rate	61	0.2	71	0.3
Putable – fixed rate	253	0.8	166	0.8

Total par value	31,638	100.0%	21,851	100.0%

Hedging fair value adjustments
Cumulative fair value gain (loss)	114		(3)
Basis adjustments from terminated hedges	7		7

Total advances	$31,759		$21,855

At September 30, 2007, the book value of advances totaled $31.8 billion or 45.2 percent more than the December 31, 2006 book value of $21.9 billion. The Bank experienced record levels of advance borrowings from our members in response to the market liquidity crisis that began in August 2007. As reflected in the table above, the increase was primarily due to increased simple fixed rate advances of $8.0 billion and callable, variable rate advances of $1.0 billion. The callable, variable rate advances were new products offered to members beginning in the third quarter of 2007. Additionally, as reflected in the previous table, the majority of the increase was in the shorter-term categories and therefore, we expect these record levels of advances to decline as the markets stabilize. Although advances have increased to record levels at September 30, 2007, we believe that under our collateral and underwriting requirements the credit risk exposure of the Bank has not increased. See additional discussion regarding our collateral requirements in the “Advances” section on page 68.
Substantially all of the cumulative fair value gains or losses on advances are offset by the net estimated fair value losses or gains on the related derivative contracts. See additional discussion regarding our derivative contracts in the “Derivatives” section on page 66.

The following tables show advance balances for our five largest member advance borrowers at September 30, 2007 and December 31, 2006 (dollars in millions):

			September 30,	Percent of
			2007	Total
Name	City	State	Advances[1]	Advances

Wells Fargo Bank, National Association	Sioux Falls	SD	$5,550	17.5%
ING USA Annuity and Life Insurance Company	Des Moines	IA	2,160	6.8
TCF National Bank	Wayzata	MN	2,125	6.7
Transamerica Occidental Life Insurance Company	Cedar Rapids	IA	2,050	6.5
AmerUs Life Insurance Company	Des Moines	IA	1,711	5.4

			13,596	42.9

Housing associates			3	—
All others			18,039	57.1

Total advances (at par value)			$31,638	100.0%

			December 31,	Percent of
			2006	Total
Name	City	State	Advances[1]	Advances

Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	$1,600	7.3%
AmerUs Life Insurance Company	Des Moines	IA	1,511	6.9
TCF National Bank	Wayzata	MN	1,425	6.5
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	1,300	6.0
Bank Midwest, N.A.	Kansas City	MO	586	2.7

			6,422	29.4

Housing associates			4	—
All others			15,425	70.6

Total advances (at par value)			$21,851	100.0%

[1]	Amounts represent par value before considering unamortized commitment fees, premiums and discounts, and hedging fair value adjustments.

[2]	Transamerica Life Insurance Company and Transamerica Occidental Life Insurance Company are affiliates.

Mortgage Loans
The following table shows information at September 30, 2007 and December 31, 2006 on mortgage loans held for portfolio (dollars in millions):

	September 30,	December 31,
	2007	2006
Single family mortgages
Fixed rate conventional loans
Contractual maturity less than or equal to 15 years	$2,643	$2,941
Contractual maturity greater than 15 years	7,842	8,308

	10,485	11,249

Fixed rate government-insured loans
Contractual maturity less than or equal to 15 years	3	3
Contractual maturity greater than 15 years	475	508

	478	511

Total par value	10,963	11,760

Premiums	99	113
Discounts	(96)	(108)
Hedging fair value adjustments
Basis adjustments from mortgage loan commitments	8	10
Allowance for credit losses	—	—

Total mortgage loans held for portfolio, net	$10,974	$11,775

Mortgage loans decreased approximately $0.8 billion at September 30, 2007 as we purchased $0.3 billion of loans through the MPF program and received principal repayments of $1.1 billion for the nine months ended September 30, 2007. During the nine months ended September 30, 2006, we purchased $0.3 billion of loans and received principal repayments of $1.2 billion. The annualized weighted average pay-down rate for mortgage loans for the nine months ended September 30, 2007 and 2006 was approximately 12 percent.
Members are required to purchase and maintain capital stock to support outstanding mortgage loans. Changes in mortgage loans are accompanied by changes in capital stock, unless the member already owns excess activity-based stock. At September 30, 2007 and December 31, 2006, mortgage loan activity stock as a percentage of the mortgage portfolio was 4.4 percent.

Mortgage loans acquired from members have historically been concentrated with Superior Guaranty Insurance Corporation (Superior), a Wells Fargo Bank, N.A. (Wells Fargo) affiliate. At September 30, 2007 and December 31, 2006 we held mortgage loans acquired from Superior amounting to $9.1 billion and $10.0 billion, respectively. At September 30, 2007 and December 31, 2006 these loans represented 83 and 85 percent of total mortgage loans at par value. The Bank did not purchase any mortgage loans from Superior during the nine months ended September 30, 2007 and 2006.
Investments
The following table shows the book value of investments at September 30, 2007 and December 31, 2006 (dollars in millions):

	September 30, 2007		December 31, 2006
		Percent of		Percent of
	Amount	Total	Amount	Total
Short-term investments
Interest-bearing deposits	$—	%	$11	0.1%
Securities purchased under agreements to resell	—	—	305	3.7
Federal funds sold	2,530	25.5	1,625	19.8
Commercial paper	943	9.5	1,323	16.1
Government-sponsored enterprise obligations	524	5.3	562	6.9

	3,997	40.3	3,826	46.6

Mortgage-backed securities
Government-sponsored enterprises	5,668	57.1	4,144	50.5
U.S. government agency-guaranteed	67	0.7	81	1.0
MPF Shared Funding	55	0.6	61	0.7
Other	52	0.5	94	1.1

	5,842	58.9	4,380	53.3

State or local housing agency obligations	74	0.7	4	0.0
Other	9	0.1	9	0.1

Total investments	$9,922	100.0%	$8,219	100.0%

Investments as a percent of total assets		18.8%		19.5%

Investment balances increased approximately 20.7 percent or $1.7 billion at September 30, 2007 compared with December 31, 2006 primarily due to increased MBS of $1.5 billion. Since December 31, 2006, the Bank has pursued a strategy of increasing its asset-to-capital ratio. During the earlier part of 2007, we increased our asset-to-capital ratio primarily through the purchase of money market securities. Due to favorable market conditions during the third quarter of 2007, the Bank purchased agency MBS that were rated AAA and have a history of no credit losses. The Bank has reviewed its available-for-sale and held-to-maturity investments and determined that all unrealized losses are temporary based on the creditworthiness of the issuers, underlying collateral, and our intent to hold the securities to maturity.
Consolidated Obligations
Consolidated obligations, which include discount notes and bonds, are the primary source of funds to support our advances, mortgage loans, and investments. We use derivatives to restructure interest rates on consolidated obligations to better match our funding needs and to reduce funding costs.
Bonds–The following table shows the Bank’s participation in consolidated bonds based on remaining term to maturity at September 30, 2007 and December 31, 2006 (dollars in millions):

	September 30,	December 31,
Year of Maturity	2007	2006

Due in one year or less	$6,112	$6,098
Due after one year through two years	4,578	5,660
Due after two years through three years	5,131	4,505
Due after three years through four years	2,676	2,622
Due after four years through five years	2,294	2,292
Thereafter	10,875	9,224
Index amortizing notes	2,726	2,978

Total par value	34,392	33,379

Premiums	41	33
Discounts	(37)	(23)
Hedging fair value adjustments
Cumulative fair value gain	(34)	(195)
Basis adjustments from terminated hedges	(115)	(128)

Total bonds	$34,247	$33,066

Consolidated obligation bonds increased $1.2 billion to $34.2 billion at September 30, 2007 compared with the same period in 2006. The increase is primarily due to funding the Bank’s MBS purchases and MPF originations.

Discount Notes–The following table shows the Bank’s participation in consolidated discount notes, all of which are due within one year, at September 30, 2007 and December 31, 2006 (dollars in millions):

	September 30,	December 31,
	2007	2006

Par value	$13,834	$4,700
Discounts	(53)	(15)

Total discount notes	$13,781	$4,685

Discount notes increased $9.1 billion to $13.8 billion at September 30, 2007 compared with December 31, 2006. As previously discussed the increase in discount notes was primarily due to the increase in the Bank’s short-term advance portfolio.
Deposits
The following table shows our deposits by product type at September 30, 2007 and December 31, 2006 (dollars in millions):

	September 30, 2007		December 31, 2006
		Percent of		Percent of
	Amount	Total	Amount	Total
Interest-bearing
Overnight	$1,202	85.8%	$737	78.3%
Demand	142	10.1	142	15.1
Term	37	2.7	20	2.1

Total interest-bearing	1,381	98.6	899	95.5

Noninterest-bearing	20	1.4	42	4.5

Total deposits	$1,401	100.0%	$941	100.0%

Deposits increased to $1.4 billion at September 30, 2007 from $941 million at December 31, 2006. The increase in the level of deposits was primarily due to increased overnight deposits of $465 million, which was driven in part by a change in our deposit pricing strategy that made the Bank’s deposits more competitive with market alternatives available to our members.
Capital
At September 30, 2007 and December 31, 2006, total capital (including capital stock, retained earnings, and accumulated other comprehensive income) was $2.7 billion and $2.2 billion, respectively. The increase was primarily due to an increase in capital stock requirements to support member activities related to advances as well as an increase in retained earnings.

Liquidity and Capital Resources
Our liquidity and capital positions are actively managed in an effort to preserve stable, reliable, and cost-effective sources of cash to meet current and future operating financial commitments, regulatory liquidity and capital requirements, and the possibility of an unforeseen liquidity event. To achieve these objectives, we establish liquidity and capital management requirements and maintain liquidity and capital in accordance with Finance Board regulations and our own policies. We are not aware of any conditions that will result in unplanned uses of liquidity or capital in the future. Accordingly, we believe our sources of liquidity and capital will cover future liquidity and capital resource needs.
Liquidity
Sources of Liquidity
The Bank’s primary source of liquidity is proceeds from the issuance of consolidated obligations (discount notes and bonds) in the capital markets. Because of the FHLBanks’ credit quality, efficiency, and standing in the markets, the FHLBanks have historically had ready access to funding.
During the nine months ended September 30, 2007, we received proceeds from the issuance of short-term consolidated discount notes of $471.1 billion and proceeds from the issuance of intermediate- to long-term consolidated bonds of $6.3 billion. During the nine months ended September 30, 2006, we received proceeds from the issuance of short-term consolidated discount notes of $550.7 billion and proceeds from the issuance of intermediate- to long-term consolidated bonds of $3.3 billion. Short-term consolidated discount note issuances decreased during the nine months ended September 30, 2007 compared with the same period in 2006 as the Bank restricted its investment activity to short-term investments. This restriction led to elevated levels of discount note issuances during 2006 to fund the short-term investment activity. Additionally, short-term advance activity was higher in the first nine months of 2007 than the first nine months of 2006. In 2007, the Bank relied more heavily on the issuance of long-term consolidated obligations in support of its asset/liability management strategy thereby decreasing the need to continuously roll over maturing short-term discount notes.
Long-term consolidated obligation issuances increased during the three and nine month periods ended September 30, 2007 compared with the same periods in 2006, primarily due to the Bank’s management of interest rate risk associated with our MBS and MPF portfolios. During 2007, the Bank issued more long-term debt to fund purchases of MBS investments and to hedge the risk in our mortgage portfolio.

Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The par amounts of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $1,100.3 billion and $913.6 billion at September 30, 2007 and December 31, 2006.
Consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AAA/A-1+ by Standard & Poor’s (S&P). These ratings measure the likelihood of timely payment of principal and interest on the consolidated obligations. Our ability to raise funds in the capital markets as well as our cost of borrowing can be affected by these credit ratings.
Other sources of liquidity include cash, short-term investments, payments collected on advances and mortgage loans, proceeds from the issuance of capital stock, member deposits, Federal funds purchased, other FHLBank borrowings, securities sold under agreements to repurchase, and current period earnings. Additionally, in the event of significant market disruptions or local disasters, the Bank President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve if funds are made available to the FHLBanks during a time of crisis. To provide further access to funding, the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act) authorizes the Secretary of the Treasury to purchase consolidated obligations from all FHLBanks up to an aggregate principal amount of $4.0 billion. This type of funding was not accessed during the nine months ended September 30, 2007 or all of 2006.
We had cash and short-term investments with a book value of $4.0 billion at September 30, 2007 compared with $3.8 billion at December 31, 2006. We manage the level of cash and short-term investments according to changes in other asset classes and levels of capital. Additionally, we adjust cash and short-term investments to maintain our targeted asset-to-capital ratio and to manage excess funds.
Uses of Liquidity
Our primary use of liquidity is the repayment of consolidated obligations. During the nine months ended September 30, 2007, we made payments for maturing short-term consolidated discount notes of $462.0 billion and payments for maturing and retiring intermediate- to long-term consolidated bonds of $5.3 billion. During the nine months ended September 30, 2006, we made payments for maturing short-term consolidated discount notes of $548.0 billion and payments for maturing and retiring intermediate- to long-term consolidated bonds of $8.6 billion.
Other uses of liquidity include issuance of advances, purchases of mortgage loans and investments, repayment of member deposits, redemption or repurchase of capital stock, and payment of dividends.

Liquidity Requirements
Regulatory Requirements–Finance Board regulations mandate three liquidity requirements. First, contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five business days of inability to access the consolidated obligation debt markets. The following table shows our sources of contingent liquidity to support operations for five business days compared to our liquidity needs at September 30, 2007 and December 31, 2006 (dollars in billions):

	September 30,	December 31,
	2007	2006

Unencumbered marketable assets maturing within one year	$3.8	$3.3
Advances maturing in seven days or less	5.1	1.3
Unencumbered assets available for repurchase agreement borrowings	5.8	4.4

Total	$14.7	$9.0

Liquidity needs for five business days	$5.5	$2.8

Second, Finance Board regulations require us to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this regulation at September 30, 2007 and December 31, 2006 (dollars in billions):

	September 30,	December 31,
	2007	2006
Advances with maturities not exceeding five years	$24.2	$15.5
Deposits in banks or trust companies	—	—

Total	$24.2	$15.5

Deposits	$1.4	$0.9

Third, Finance Board regulations require us to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in the total consolidated obligations outstanding. The following table shows our compliance with this regulation at September 30, 2007 and December 31, 2006 (dollars in billions):

	September 30,	December 31,
	2007	2006

Total qualifying assets	$52.8	$41.9
Less: pledged assets	0.2	0.5

Total qualifying assets free of lien or pledge	$52.6	$41.4

Consolidated obligations outstanding	$48.0	$37.8

Operational and Contingent Liquidity–Bank policy requires that we maintain additional liquidity for day-to-day operational and contingency needs. Effective June 1, 2007 Bank policy requires that contingent liquidity should not be greater than available assets which include cash, money market, agency, and MBS securities. The Bank will maintain contingent liquidity to meet average overnight and one-week advances, meet the largest projected net cash outflow on any day over a projected 90-day period, and maintain repurchase agreement eligible assets of at least twice the largest projected net cash outflow on any day over a projected 90 day period.

The following table shows our contingent liquidity requirement at September 30, 2007 and December 31, 2006 (dollars in billions):

	September 30,	December 31,
	2007	2006

Required liquidity	$(3.4)	$(2.5)
Available assets	6.2	3.8

Excess contingent liquidity	$2.8	$1.3

The Bank was in compliance with its contingent liquidity policy at September 30, 2007.
Capital
We had 23.5 million shares of capital stock outstanding at September 30, 2007 compared with 19.1 million shares outstanding at December 31, 2006. We issued 9.7 million shares to members and repurchased 5.5 million shares from members during the nine months ended September 30, 2007. Approximately 84 percent and 80 percent of our capital stock outstanding at September 30, 2007 and December 31, 2006 was activity-based stock that fluctuates primarily with the outstanding balances of advances made to members and mortgage loans. The increase was due to an increase in capital stock requirements to support member activities related to advances as well as an increase in retained earnings.

The following tables present our five largest stockholders and their percentages of total capital stock outstanding (including capital stock classified as mandatorily redeemable) at September 30, 2007 and December 31, 2006 (dollars in millions):

				Percent of
			September 30,	Total Regulatory
Name	City	State	2007	Capital Stock

Superior Guaranty Insurance Company[1]	Minneapolis	MN	$457	19.1%
Wells Fargo Bank, National Association[1]	Sioux Falls	SD	257	10.8
ING USA Annuity and Life Insurance Company	Des Moines	IA	106	4.4
TCF National Bank	Wayzata	MN	105	4.4
Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	101	4.2

Total			$1,026	42.9%

Total regulatory stock			$2,394

[1]	Superior and Wells Fargo are affiliates.

[2]	Excludes 2.8 percent of capital stock owned by Transamerica Life Insurance Company, an affiliate of Transamerica Occidental Life Insurance Company.

				Percent of
			December 31,	Total Regulatory
Name	City	State	2006	Capital Stock

Superior Guaranty Insurance Company[1]	Minneapolis	MN	$464	23.6%
Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	81	4.1
AmerUs Life Insurance Company	Des Moines	IA	78	3.9
TCF National Bank	Wayzata	MN	74	3.8
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	68	3.4

Total			$765	38.8%

Total regulatory stock			$1,971

[1]	Excludes 1.0 percent of capital stock owned by Wells Fargo, an affiliate of Superior.

[2]	Transamerica Life Insurance Company and Transamerica Occidental Life Insurance Company are affiliates.

The Bank’s capital stock balances categorized by type of financial services company, as well as capital stock held by former members, are noted in the following table at September 30, 2007 and December 31, 2006 (dollars in millions):

	September 30,	December 31,
Institutional Entity	2007	2006

Commercial Banks	$1,244	$929
Insurance Companies	887	771
Savings and Loan Associations and Savings Banks	144	140
Credit Unions	73	78
Former Members	46	53

Total regulatory capital stock	$2,394	$1,971

Former members own capital stock to support business transactions still carried on the Bank’s statements of condition following their termination from membership. This stock is mandatorily redeemable. See further discussion in “Mandatorily Redeemable Capital Stock” below.
Our members are required to maintain a certain minimum capital stock investment in the Bank. The minimum investment requirements are designed so that we remain adequately capitalized as member activity changes. To ensure we remain adequately capitalized within ranges established in the capital plan, these requirements may be adjusted upward or downward by the Bank’s Board of Directors. At September 30, 2007 and December 31, 2006, approximately 87 and 85 percent of our total capital was capital stock.
Stock owned by members in excess of their minimum investment requirements is known as excess stock. The Bank’s excess capital stock, including amounts classified as mandatorily redeemable capital stock, were $91.7 million and $91.9 million at September 30, 2007 and December 31, 2006.
Mandatorily Redeemable Capital Stock
Although the mandatorily redeemable capital stock is not included in capital for financial reporting purposes, the Finance Board requires that such outstanding stock be considered capital for determining compliance with regulatory requirements.

At September 30, 2007, we had $46.3 million in capital stock subject to mandatory redemption from 41 members and former members. At December 31, 2006, we had $64.9 million in capital stock subject to mandatory redemption from 34 members and former members. This amount has been classified as mandatorily redeemable capital stock in the statements of condition in accordance with Statement of Financial Account Standards (SFAS) 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The following table shows the amount of capital stock subject to mandatory redemption by the time period in which we anticipate redeeming the capital stock based on our practices at September 30, 2007 and December 31, 2006 (dollars in millions):

	September 30,	December 31,
Year of Redemption	2007	2006

Due in one year or less	$12	$1
Due after one year through two years	8	25
Due after two years through three years	17	16
Due after three years through four years	5	20
Due after four years through five years	4	2
Thereafter	—	1

Total	$46	$65

A majority of the capital stock subject to mandatory redemption at September 30, 2007 and December 31, 2006 was due to voluntary termination of membership as a result of a merger or consolidation into a nonmember or into a member of another FHLBank. In addition, during the second quarter of 2005, a member submitted a notice of withdrawal. The balance in mandatorily redeemable capital stock related to this withdrawal was $11.3 million at December 31, 2006. During the third quarter of 2007, this member rescinded their notice of withdrawal and we reclassified $24.1 million from mandatorily redeemable capital stock to capital stock. The remainder of mandatorily redeemable capital stock was due to members requesting partial repurchases of excess stock. These partial repurchases amounted to $0.4 million at September 30, 2007 and December 31, 2006.
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

For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock plus retained earnings. The following table shows the Bank’s compliance with the Finance Board’s capital requirements at September 30, 2007 and December 31, 2006 (dollars in millions):

	September 30, 2007		December 31, 2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$603	$2,749	$491	$2,315
Total capital-to-asset ratio	4.00%	5.20%	4.00%	5.50%
Total regulatory capital	$2,116	$2,749	$1,682	$2,315
Leverage ratio	5.00%	7.80%	5.00%	8.26%
Leverage capital	$2,645	$4,124	$2,102	$3,472
The decrease in the capital-to-asset ratio from 5.50 percent at December 31, 2006 to 5.20 percent at September 30, 2007, was primarily due to the increase in our assets at September 30, 2007. Although the ratio declined, it significantly exceeds the regulatory requirement and we do not expect it to decline below that requirement. The Bank’s regulatory capital-to-asset ratio at September 30, 2007 and December 31, 2006 would have been 5.02 percent and 5.29 percent if all excess capital stock had been repurchased.
Dividends
We paid cash dividends of $61.0 million during the nine months ended September 30, 2007 compared to $53.8 million during the same period of 2006. The annualized dividend rate for the nine months ended September 30, 2007 was 4.25 percent compared with an annualized dividend rate for the nine months ended September 30, 2006 of 3.69 percent.
The Bank had retained earnings of $355.4 million and $344.2 million at September 30, 2007 and December 31, 2006. A significant portion of our retained earnings was derived from the acceleration of income related to the loss of hedge accounting and subsequent termination of certain mortgage loan hedging relationships in the fourth quarter of 2005. While the high level of retained earnings puts the Bank in an advantageous position with regard to capital adequacy, the accelerated recognition of what would otherwise have been future income from the mortgage portfolio will result in a decrease in the Bank’s anticipated income in future periods.
Critical Accounting Policies and Estimates
The Bank did not implement any material changes to its accounting policies or estimates, nor did the Bank implement any new accounting policies that had a material impact on the Bank’s results of operations or financial condition during the nine months ended September 30, 2007. For additional discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in the Bank’s annual report on Form 10-K.

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
The Bank’s Board of Directors has determined that the Bank should operate under a risk management philosophy of maintaining an AAA rating. An AAA rating provides the Bank with ready access to funds in the capital markets. In line with the above objective, the Financial Risk Management Policy (FRMP) establishes risk measures, with limits consistent with the maintenance of an AAA rating, to monitor the Bank’s liquidity risk, market risk, and capital adequacy. In addition to the risk methods used to measure and manage risk as disclosed in the Bank’s annual report on Form 10-K, the FRMP replaced prior risk measures with the following risk measures:

Market Risk:	Mortgage Portfolio Market Value
Net Market Value of Capital Stock
Liquidity Risk:	Contingent Liquidity
Capital Adequacy:	Economic Capital Ratio
Market Risk/Capital Adequacy
We define market risk as the risk that net interest income or net market value of capital stock will change as a result of changes in market conditions such as interest rates, spreads, and volatilities. Interest rate risk was the predominant type of market risk exposure throughout the nine months ended September 30, 2007 and throughout 2006. Our FRMP is designed to provide an asset and liability management framework to respond to changes in market conditions while minimizing balance sheet stress and income volatility. Bank management and the Board of Directors routinely reviews both the policy limits and the actual exposures to verify the interest rate risk in our balance sheet remains at prudent and reasonable levels.
The goal of the Bank’s interest rate risk management strategy is to manage interest rate risk by setting and operating within an appropriate framework and limits. The Bank’s general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities and hedges, which, taken together, limit the Bank’s expected exposure to market and interest rate risk. Management regularly monitors the Bank’s sensitivity to interest rate changes by monitoring its market risk measures in parallel and non-parallel interest rate shifts. Interest rate exposure is managed by the use of appropriate funding instruments and by employing hedging strategies. Hedging may occur for a single transaction or group of transactions as well as for the overall portfolio. The Bank’s hedge positions are evaluated regularly and are adjusted as deemed necessary by management. The Bank’s key market risk and capital adequacy measures are quantified and disclosed below.

Net Market Value of Capital Stock
Net market value of capital stock, is defined by the Bank as the present value of assets minus the present value of liabilities plus the net present value of derivatives. See the “Net Market Value of Capital Stock” section in the Bank’s annual report on Form 10-K for additional information.
Effective June 1, 2007, our FRMP states that the net market value of capital stock should not be lower than the base case by more than $5 per share in the up and down 100 basis points parallel interest rate shift scenarios and by more than $10 per share in the up and down 200 basis points parallel rate shift scenarios.
The following tables show our net market value of capital stock and the dollar per share change, based on outstanding shares including shares classified as mandatorily redeemable, from base case assuming instantaneous shifts in interest rates at each quarter-end during 2007 and 2006 (dollars in millions except dollars per share).

	Net Market Value of Capital Stock
	Down 200	Down 150	Down 100	Down 50	Base Case	Up 50	Up 100	Up 150	Up 200
2007
September	2,215	2,225	2,235	2,252	2,258	2,246	2,222	2,188	2,148
June	1,936	1,976	1,978	1,982	1,984	1,979	1,966	1,947	1,922
March	1,807	1,898	1,956	1,990	1,992	1,969	1,933	1,890	1,842
2006
December	1,795	1,886	1,950	1,988	1,985	1,958	1,917	1,868	1,814
September	1,708	1,863	1,960	1,996	1,994	1,971	1,936	1,895	1,849
June	1,826	1,934	1,988	2,011	2,015	2,007	1,993	1,972	1,947
March	1,850	1,959	2,007	2,009	1,982	1,936	1,880	1,818	1,752

	Dollar Per Share Change from Base Case
	Down 200	Down 150	Down 100	Down 50	Base Case	Up 50	Up 100	Up 150	Up 200
2007
September	$(1.81)	$(1.41)	$(0.97)	$(0.24)	$—	$(0.49)	$(1.53)	$(2.95)	$(4.60)
June	$(2.40)	$(0.42)	$(0.32)	$(0.13)	$—	$(0.25)	$(0.90)	$(1.87)	$(3.09)
March	$(9.53)	$(4.84)	$(1.83)	$(0.10)	$—	$(1.17)	$(3.02)	$(5.26)	$(7.70)
2006
December	$(9.66)	$(5.05)	$(1.78)	$0.12	$—	$(1.40)	$(3.49)	$(5.97)	$(8.69)
September	$(14.00)	$(6.42)	$(1.68)	$0.10	$—	$(1.14)	$(2.84)	$(4.86)	$(7.11)
June	$(9.17)	$(3.91)	$(1.32)	$(0.20)	$—	$(0.35)	$(1.05)	$(2.07)	$(3.31)
March	$(6.58)	$(1.14)	$1.27	$1.37	$—	$(2.29)	$(5.09)	$(8.16)	$(11.47)

The increase in net market value of capital stock at September 30, 2007 compared with June 30, 2007 was primarily attributable to an increase in capital stock requirements to support member activities related to advances and mortgage loans. The increase was offset by increased OAS on our mortgage loans, and increased volatility in the market. To protect the net market value of capital stock from large interest rate swings, we use hedging transactions, such as entering into or canceling interest rate swaps on existing debt and altering the funding structures of new mortgage purchases. The Bank was in compliance with its net market value of capital stock measure, as described in our FRMP policy, at September 30, 2007.
Capital Adequacy
The capital adequacy risk measure ensures we maintain our required capital-to-asset ratio on a market value basis under a wide range of market scenarios. An adequate capital position is necessary for providing safe and sound operations of the Bank and in protecting our AAA credit rating.
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

	Economic Capital Ratio
	Down 200	Down 100	Base Case	Up 100	Up 200
2007
September	4.11%	4.20%	4.29%	4.28%	4.21%
June	4.05%	4.19%	4.26%	4.29%	4.26%
March	4.16%	4.54%	4.68%	4.62%	4.48%
2006
December	4.20%	4.60%	4.74%	4.66%	4.49%
September	3.92%	4.53%	4.67%	4.61%	4.48%
June	4.15%	4.57%	4.71%	4.74%	4.72%
March	4.11%	4.50%	4.51%	4.36%	4.14%
During the three months ended September 30, 2007, the Bank decreased its asset-to-capital ratio to 19.7 at September 30, 2007 from 20.5 at June 30, 2007. The decrease in our asset-to-capital ratio had a positive impact to the Bank’s economic capital ratio, but was partially offset by market conditions such as an increase in mortgage OAS and market volatility. The overall effect led to a slight increase in the economic capital ratio for the base case at September 30, 2007 when compared to June 30, 2007.

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
The notional amount of derivatives reflects the volume of our hedges, but it does not measure the credit exposure of the Bank because there is no principal at risk. The following table categorizes the notional amount of our derivatives at September 30, 2007 and December 31, 2006 (dollars in millions):

	September 30,	December 31,
	2007	2006
Notional amount of derivatives
Interest rate swaps
Noncancelable	$17,261	$15,697
Cancelable by counterparty	12,899	12,245

	30,160	27,942

Interest rate swaptions	4,650	1,425
Interest rate caps and floors	2,500	100
Forward settlement agreements	25	17
Mortgage delivery commitments	25	16

Total notional amount	$37,360	$29,500

The following table categorizes the notional amount and the estimated fair value of derivative financial instruments, excluding accrued interest, by product and type of accounting treatment. The category “fair value” represents hedges that qualify for fair value hedge accounting. The category “economic” represents hedge strategies that do not qualify for hedge accounting. Amounts at September 30, 2007 and December 31, 2006 were as follows (dollars in millions):

	September 30, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Advances
Fair value	$13,210	$(123)	$11,935	$(8)
Economic	500	—	500	—
Mortgage Assets
Mortgage-backed securities
Economic	—	—	100	—
Forward settlement agreements
Economic	25	—	17	—
Mortgage delivery commitments
Economic	25	—	16	—
Consolidated obligations
Bonds
Fair value	16,450	(58)	15,492	(221)
Economic	—	—	15	—
Balance Sheet
Economic	7,150	4	1,425	—

Total notional and fair value	$37,360	$(177)	$29,500	$(229)

Total derivatives, excluding accrued interest		(177)		(229)
Accrued interest		128		102

Net derivative balance		$(49)		$(127)

Net derivative assets		55		36
Net derivative liabilities		(104)		(163)

Net derivative balance		$(49)		$(127)

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

Liquidity Risk
See “Liquidity” beginning on page 54 for additional detail of our liquidity management.
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
At September 30, 2007 and December 31, 2006, seven borrowers and four borrowers, respectively, had outstanding advances greater than $1.0 billion. These advance holdings represented approximately 51 percent and 27 percent of the total par value of advances outstanding at September 30, 2007 and December 31, 2006. For further discussion on our largest borrowers of advances, see “Advances” on page 47.
We assign discounted values to collateral pledged to the Bank based on its relative risk. At September 30, 2007 and December 31, 2006, borrowers pledged $55 billion and $45 billion of collateral (net of applicable discount or margin factors) to support $33 billion and $23 billion of advances and other activities with the Bank. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate liquidity availability and to borrow in the future.

The following table shows the dollar and percentage composition (net of applicable discount and margin factors) of collateral pledged to the Bank at September 30, 2007 and December 31, 2006 (dollars in billions):

	September 30,		December 31,
	2007		2006
Collateral Type	Dollars	Percent	Dollars	Percent

Residential mortgage loans	$23.0	41.8%	$20.8	46.5%
Other real estate related collateral	16.1	29.3	15.5	34.8
Investment securities/insured loans	15.0	27.3	7.5	16.8
Secured small business, small farm, and small agribusiness loans	0.9	1.6	0.9	1.9

Total collateral	$55.0	100.0%	$44.7	100.0%

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

    The following table provides a comparison of the MPF products:

		Participating	Average PFI
		Financial	Credit
		Institution	Enhancement	Base and		Additional
		(PFI) Credit	Amount as	Performance		Credit
		Enhancement	Percent of	Based Credit	Credit	Enhance-
	MPF Bank	Size	Master	Enhancement	Enhancement	ment Fee to	Servicing
Product Name	FLA Size	Description	Commitment[1]	Fee to PFI	Fee Offset[2]	PFI[3]	Fee to PFI
(1) Original MPF	3 to 6 basis points per year based on the remaining unpaid principal balance	Equivalent to AA	2.73%	8 to 11 basis points per year paid monthly	No	0 to 3.75 basis points per year paid monthly	25 basis points per year

(2) MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	0.75%	7 to 11 basis points per year paid monthly	Yes–after 3 years	0 to 3.75 basis points per year paid monthly	25 basis points per year

(3) MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	1.38%	7 to 10 basis points per year paid monthly	Yes	0 to 3.75 basis points per year paid monthly	25 basis points per year

(4) MPF Plus[4]	Sized to equal expected losses	0 to 20 basis points after FLA and supplemental mortgage insurance	1.30%	6.5 to 8.5 basis points per year fixed plus 8.0 to 10.0 basis points per year performance based (delayed for 1 year); all paid monthly	Yes – performance based only	0 to 3.86 basis points per year paid monthly	25 basis points per year

(5) Original MPF FHA/VA	NA	Unreimbursed servicing expenses	NA	2 basis points per year paid monthly	No	0 to 5.0 basis points per year paid monthly	44 basis points per year

[1]	MPF Program Master Commitments participated in or held by the Bank at September 30, 2007.

[2]	Future payouts of performance based credit enhancement fees are reduced when losses are allocated to the First Loss Account (FLA).

[3]	Additional credit enhancement fee is fixed and cannot be reduced when losses are allocated to the FLA. The additional credit enhancement fee does not relate to any residual credit risk in the underlying mortgages in the MPF program.

[4]	PFI credit enhancement amount includes supplemental mortgage insurance (SMI) policy coverage.

The FLA is a memorandum account which is a record-keeping mechanism we use to track the amount of losses for which the Bank could have a potential loss exposure (before the member’s credit enhancement is used to cover losses). The table on page 70 provides information on potential exposure related to the FLA for each MPF product. The FLA is not funded by the Bank or the participating member. Reductions in the amount of base or performance based credit enhancement fees paid to the participating member offset any losses incurred by the Bank, up to the limit of the FLA, except for the Original MPF product. The Bank maintains the FLA for each master commitment. Losses in excess of a participating member’s FLA have been negligible since the inception of the MPF program.
PFIs are paid credit enhancement fees as an incentive to minimize credit losses, share in the risk on MPF loans, and pay for supplemental mortgage insurance (SMI). These fees are paid monthly and are determined based on the remaining principal balance of the MPF loans. The amount of the required credit enhancement fee may vary depending on the MPF products selected. Credit enhancement fees are recorded as a reduction to mortgage loan interest income. The Bank also pays performance based credit enhancement fees which are based on actual performance of the mortgage loans. In general, base or performance based fees are net of cumulative unrecovered losses paid by the Bank. To the extent that losses in the current month exceed base or performance based credit enhancement fees accrued, the remaining losses are recovered from future base or performance based credit enhancement fees payable to the member. The Bank recorded credit enhancement fees of $5.1 million and $5.7 million for the three months ended September 30, 2007 and 2006 and $15.8 million and $17.6 million for the nine months ended September 30, 2007 and 2006. Our liability for credit enhancement fees was $7.7 million and $8.5 million at September 30, 2007 and December 31, 2006.

The following table presents our MPF portfolio by product type at September 30, 2007 and December 31, 2006 at par value (dollars in billions):

	September 30, 2007		December 31, 2006
Product Type	Dollars	Percent	Dollars	Percent

Original MPF	$0.2	1.8%	$0.2	1.7%
MPF 100	0.1	0.9	0.1	0.8
MPF 125	1.2	10.8	1.1	9.3
MPF Plus	9.0	81.1	9.9	83.2

Total conventional loans	10.5	94.6	11.3	95.0

Government-insured loans	0.5	4.5	0.5	4.2

Total mortgage loans	11.0	99.1	11.8	99.2

MPF Shared Funding recorded in investments	0.1	0.9	0.1	0.8

Total MPF related assets	$11.1	100.0%	$11.9	100.0%

The MPF Shared Funding Certificates included in the preceding table are mortgage-backed certificates created from conventional conforming mortgages using a senior/subordinated tranche structure. The Bank’s investment is recorded in held-to-maturity securities. The following table shows our Shared Funding Certificates and credit ratings at September 30, 2007 and December 31, 2006 (dollars in millions):

	September 30,	December 31,
Credit Rating	2007	2006

AAA	$52	$58
AA	3	2

Total MPF Shared Funding Certificates	$55	$60

At September 30, 2007 and December 31, 2006, we held mortgage loans acquired from Superior amounting to $9.1 billion and $10.0 billion. At September 30, 2007 and December 31, 2006, these loans represented 83 percent and 84 percent of total mortgage loans at par value. The loans are primarily MPF Plus and government-insured loans.
We also manage the credit risk on our mortgage loan portfolio by monitoring portfolio performance and the creditworthiness of our participating members. All loans purchased by the Bank must comply with underwriting guidelines which follow standards generally required in the secondary mortgage market.

The following table shows portfolio characteristics of the conventional loan portfolio at September 30, 2007 and December 31, 2006. Portfolio concentrations are calculated based on unpaid principal balances.

	September 30,	December 31,
	2007	2006
Portfolio Characteristics

Regional concentration[1]
Midwest	36.6%	35.4%
West	19.2%	19.8%
Southwest	16.4%	16.3%
Southeast	15.4%	15.9%
Northeast	12.3%	12.6%

State concentration
Minnesota	13.9%	13.3%
California	10.1%	10.3%
Iowa	6.6%	5.9%
Illinois	5.8%	5.9%
Missouri	4.5%	4.1%

Weighted average FICO (register mark) score at origination[2]	735	734
Weighted average loan-to-value at origination	68%	68%

Average loan amount at origination	$158,764	$159,275

Original loan term
Less than or equal to 15 years	25%	26%
Greater than 15 years	75%	74%

[1]	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.
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

We monitor the delinquency levels of our mortgage loan portfolio on a monthly basis. A summary of our delinquencies at September 30, 2007 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total

30 days	$101	$20	$121
60 days	16	5	21
90 days	6	2	8
Greater than 90 days	3	1	4
Foreclosures and bankruptcies	36	4	40

Total delinquencies	$162	$32	$194

Total mortgage loans outstanding	$10,485	$478	$10,963

Delinquencies as a percent of total mortgage loans	1.5%	6.7%	1.8%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.4%	1.0%	0.4%

A summary of our delinquencies at December 31, 2006 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total

30 days	$105	$22	$127
60 days	19	5	24
90 days	6	2	8
Greater than 90 days	1	—	1
Foreclosures and bankruptcies	33	—	33

Total delinquencies	$164	$29	$193

Total mortgage loans outstanding	$11,249	$511	$11,760

Delinquencies as a percent of total mortgage loans	1.5%	5.7%	1.6%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.3%	0.0%	0.3%

For additional information related to delinquent mortgage loans, see “Mortgage Assets” in the Bank’s annual report on Form
10-K.
The allowance for credit losses was $0.3 million at September 30, 2007 and December 31, 2006. The Bank did not have any charge-offs or recoveries during the three and nine month periods ended September 30, 2007. We decreased our provision for credit losses by $0.5 million for the three and nine month periods ended September 30, 2006. At September 30, 2007 and December 31, 2006, the Bank had $24.8 million and $23.5 million of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $0.1 million for the three and nine months ended September 30, 2007 and 2006 and $0.7 million for the nine months ended September 30, 2007 and 2006. At September 30, 2007 and December 31, 2006, the Bank’s other assets included $4.7 million and $6.3 million of real estate owned.
In accordance with the Bank’s allowance for credit losses policy, the allowance estimate is based on historical loss experience, current delinquency levels, economic data, and other relevant factors using a pooled loan approach. On a regular basis, we monitor delinquency levels, loss rates, and portfolio characteristics such as geographic concentration, loan-to-value ratios, property types, and loan age. Other relevant factors evaluated in our methodology include changes in national/local economic conditions, changes in the nature of the portfolio, changes in the portfolio performance, and the existence and effect of geographic concentrations. Based upon our evaluation, the Bank determined that an allowance for credit losses of $0.3 million was sufficient to cover projected losses in our MPF portfolio at September 30, 2007. The Bank believes we have minimal exposure to sub-prime loans due to the design of our mortgage loan programs.
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
At September 30, 2007, we owned $5.7 billion of mortgage-backed securities that were guaranteed by the U.S. government or issued by government-sponsored housing enterprises. In addition, we had $0.1 billion of other mortgage-backed securities that were rated AAA by a nationally recognized statistical rating organization (NRSRO). At December 31, 2006, we owned $4.2 billion of mortgage-backed securities that were guaranteed by the U.S. government or issued by government-sponsored housing enterprises. In addition, we had $0.1 billion of other mortgage-backed securities that were rated AAA by an NRSRO. We have participated in the MPF Shared Funding Program that has periodically created mortgage-backed certificates.

The Bank also invests in state housing finance agency bonds. At September 30, 2007, we had $74 million of state agency bonds rated AA or higher compared with $4.9 million at December 31, 2006.
Investments
We maintain an investment portfolio to provide liquidity and promote asset diversification. Finance Board regulations and policies adopted by the Board of Directors limit the type of investments we may purchase.
The largest unsecured exposure to any single short-term counterparty excluding government-sponsored enterprises was $325 million at September 30, 2007 and $298 million at December 31, 2006. The following tables show our unsecured credit exposure to investment counterparties (including accrued interest receivable) at September 30, 2007 and December 31, 2006 (dollars in millions):

	September 30, 2007
	Certificates of	Commercial	Overnight	Term	Other
Credit Rating[1]	Deposit	Paper	Fed Funds	Fed Funds	Obligations[2]	Total

AAA	$—	$149	$—	$—	$524	$673
AA	—	595	400	907	41	1,943
A	—	199	980	255	2	1,436

Total	$—	$943	$1,380	$1,162	$567	$4,052

	December 31, 2006
	Certificates of	Commercial	Overnight	Term	Other
Credit Rating[1]	Deposit	Paper	Fed Funds	Fed Funds	Obligations[2]	Total

AAA	$—	$297	$—	$—	$567	$864
AA	—	896	575	—	—	1,471
A	—	130	1,050	—	—	1,180

Total	$—	$1,323	$1,625	$—	$567	$3,515

[1]	Credit rating is the lowest of S&P, Moody’s, and Fitch ratings stated in terms of the S&P equivalent.

[2]	Other obligations represent obligations in government-sponsored enterprises and derivatives.

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
Excluding mortgage delivery commitments that were fully collateralized, we had 26 active derivative counterparties at September 30, 2007 and December 31, 2006, most of which were large highly rated banks and broker-dealers. At September 30, 2007 and December 31, 2006, five counterparties represented approximately 52 percent and 57 percent, respectively, of the total notional amount of outstanding derivative transactions, and all five had a credit rating of A or better. At September 30, 2007, one counterparty with an AA credit rating, Citibank N.A., represented $10.6 million or approximately 25 percent of our net derivatives exposure after collateral. At December 31, 2006, one counterparty with an AA credit rating, HSBC Bank USA, N.A., represented $9.7 million or approximately 27 percent of our net derivatives exposure after collateral. In addition, we had mortgage delivery commitment derivatives with notional amounts of $25.1 million at September 30, 2007 compared with $15.7 million at December 31, 2006, which were fully collateralized. Participating members are assessed a fee for failing to fulfill their mortgage delivery commitments.

The following tables show our derivative counterparty credit exposure at September 30, 2007 and December 31, 2006, excluding mortgage delivery commitments and after applying netting agreements and collateral (dollars in millions):

	September 30, 2007
			Total	Value	Exposure
Credit	Active	Notional	Exposure at	of Collateral	Net of
Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	2	$1,440	$—	$—	$—
AA	21	30,974	53	12	41
A	3	4,921	2	—	2

Total	26	$37,335	$55	$12	$43

	December 31, 2006
			Total	Value	Exposure
Credit	Active	Notional	Exposure at	of Collateral	Net of
Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	3	$1,761	$—	$—	$—
AA	18	21,036	31	—	31
A	5	6,687	5	2	3

Total	26	$29,484	$36	$2	$34

[1]	Credit rating is the lower of the S&P, Moody’s, and Fitch ratings stated in terms of the S&P equivalent.

[2]	Notional amounts serve as a factor in determining periodic interest amounts to be received and paid and generally do not represent actual amounts to be exchanged or directly reflect our exposure to counterparty credit risk.

[3]	For each counterparty, this amount includes derivatives with a net positive market value including the related accrued interest receivable/payable (net).

[4]	Amount equals total exposure at fair value less value of collateral pledged as determined at the counterparty level.
Operational Risk
We define operational risk as the risk of loss resulting from inadequate or failed internal processes, people, systems, or external events. Operational risk is inherent in all of our business activities and processes. Management has established policies and procedures to reduce the likelihood of operational risk and designed our annual risk assessment process to provide ongoing identification, measurement, and monitoring of operational risk. For additional information related to operational risk, see “Operational Risk” in the Bank’s annual report on Form 10-K.

Business Risk
We define business risk as the risk of an adverse impact on the Bank’s profitability resulting from external factors that may occur in both the short- and long-term. Business risk includes political, strategic, reputation, regulatory, and/or environmental factors, many of which are beyond our control. We control business risk through strategic and annual business plans and monitoring the Bank’s external environment.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Market Risk” beginning on page 63 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
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

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, with the participation of the President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), at September 30, 2007. Based upon that evaluation, the President and CEO and CFO have concluded that the Bank’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-13(e) and 15d-15(e), were not effective at September 30, 2007. This determination is based on management’s identification of the following material weakness in our internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
For the three months ended September 30, 2007, the Bank’s management implemented and enhanced certain controls and procedures affecting its internal control over financial reporting as they relate to the material weakness identified in “Disclosure Controls and Procedures” above. Specifically, the Bank’s management instituted the following material changes in our internal control over financial reporting:
•	Completed spreadsheet certification process that documents and tests the control environment residing with spreadsheets involved in the financial reporting process.

•	Implemented internally developed information technology (IT) solutions that have replaced or supplemented certain manual complex spreadsheets.

•	Implemented additional internal controls to support and validate the Bank’s manual complex spreadsheets, including installation and phased-in implementation of a software tool to assist with creating an audit trail for changes to spreadsheets.

Plan of Remediation for Identified Material Weakness
The Bank has been following a plan to remediate the material weakness. In addition to actions already taken, the plan includes the following elements still in progress:
•	Continued testing on the operating effectiveness of selected spreadsheet controls.

•	Continued development of IT solutions to replace and supplement manual complex spreadsheets.
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
Item 5. Other Information
Election and appointment of Directors
On August 14, 2007, Michael J. Finley was declared elected by the Bank to our Board of Directors for a three-year term commencing January 1, 2008. The directorship is being filled without an election because only one nominee accepted nomination for the one Minnesota directorship. For more information see the Bank’s Form 8-K furnished to the Securities and Exchange Commission on August 14, 2007.
On October 25, 2007, Joseph C. Stewart III from Missouri and Eric Hardmeyer from North Dakota, were elected to the Bank’s Board of Directors for three year terms commencing January 1, 2008. For more information see the Bank’s Form 8-K furnished to the Securities and Exchange Commission on October 26, 2007.
On October 31, 2007, the Finance Board reappointed Johnny A. Danos, Gerald D. Eid, and David R. Frauenshuh to the Bank’s Board of Directors to fill three-year terms beginning on January 1, 2008. For more information see the Bank’s Form 8-K furnished to the Securities and Exchange Commission on November 2, 2007.

Item 6. Exhibits
3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932.*

3.2	Bylaws of the Federal Home Loan Bank of Des Moines effective January 12, 2006.*

4.1	Federal Home Loan Bank of Des Moines Capital Plan dated July 8, 2002, approved by the Federal Housing Finance Board July 10, 2002.*

4.2	Reserve Capital Policy effective August 1, 2006 and as amended August 24, 2006.**

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the executive vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the executive vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the correspondingly numbered exhibit to our Form 10 filed with the Securities and Exchange Commission on May 12, 2006.

**	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K furnished to the Securities and Exchange Commission on August 30, 2006.

SIGNATURE
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	November 13, 2007

By:	/s/ Richard S. Swanson Richard S. Swanson
President and Chief Executive Officer