Form 10-K
period 2007-12-31
Federal Home Loan Bank of Des Moines
filed 2008-03-14
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2007, the aggregate par value of the stock held by members of the registrant was approximately $1,947,607,000. At February 29, 2008, 27,402,900 shares of stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this annual report on Form 10-K, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements. These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed, contemplated, or implied by the forward-looking statements or could affect the extent to which a certain plan, objective, projection, estimate, or prediction is realized. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. A detailed discussion of the risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under “Item 1A-Risk Factors” at page 26.
PART I
ITEM 1-BUSINESS
Overview
The Federal Home Loan Bank of Des Moines (the Bank, we, us, or our) is a federally chartered corporation that is exempt from all federal, state, and local taxation except real property taxes and is one of 12 district Federal Home Loan Banks (collectively, FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932, as amended (the FHLBank Act), primarily to serve as a source of reliable, low cost liquidity for financial institutions engaged in housing finance. The FHLBanks serve the public by enhancing the availability of funds for residential mortgages and targeted community development through their member institutions. We serve member institutions and eligible housing associates in Iowa, Minnesota, Missouri, North Dakota, and South Dakota by providing loans, or advances, to those members and purchasing mortgage loans. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership.
We are a cooperative. This means we are owned by our customers, whom we call members. All members must purchase and maintain membership capital stock in the Bank as a condition of membership based on the amount of their total assets. Each member is also required to purchase and maintain activity-based capital stock to support certain business activities with us. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not required to and cannot purchase capital stock. All stockholders receive dividends on their capital investment when declared.

The FHLBanks and the Office of Finance, operating under the supervision and regulation of the Federal Housing Finance Board (Finance Board), comprise the Federal Home Loan Bank System (Bank System). The Office of Finance is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of FHLBank consolidated obligations and to prepare the FHLBanks’ combined financial reports. The Finance Board is an independent executive agency in the United States (U.S.) Government responsible for supervising and regulating the Bank System and the Office of Finance. The primary duties of the Finance Board are to ensure that the FHLBanks operate in a financially safe and sound manner, remain adequately capitalized, and are able to raise funds in the capital markets. To the extent consistent with its primary duties, the Finance Board also ensures that the FHLBanks carry out their housing and community development finance mission. The Finance Board meets these responsibilities by establishing regulations that govern the operations of the Bank and by conducting periodic examinations of the Bank. The Finance Board is supported by assessments from the FHLBanks. No tax dollars or other appropriations support the operations of the Finance Board or the FHLBanks.
Business Model
Our primary business objective is to be a reliable and stable source of low-cost liquidity to our members while safeguarding their investment in us. Our mission, as defined by regulation, is to provide members and housing associates [e.g., state housing finance agencies] financial products and services, including but not limited to wholesale loans called advances, that assist and enhance such members’ and housing associates ability to finance housing, including single-family and multi-family housing serving consumers at all income levels, and community lending. Due to our cooperative nature, our assets, liabilities, capital, and financial strategies are reflective of changes in membership composition and member business activities with the Bank.
The Bank’s members are both stockholders and customers. As a cooperative, we deliver value in a way that not only provides members with attractive product prices and reasonable returns on invested capital, but also provides the Bank with a capital structure that includes adequate retained earnings to support safe and sound business operations. The Bank’s financial policies and practices are designed to support those components.
Members are required to buy membership and activity-based capital stock, dependent upon our member’s total assets and their business activity with us. We use that capital stock to support the issuance of consolidated obligations in the marketplace, all of which we are jointly and severally liable with the other FHLBanks.
We use the proceeds from our consolidated obligation issuances and member deposits together with our earnings on capital and investments to make advances to members, purchase single-family loans from our members through the Mortgage Partnership Finance (register mark) (MPF (register mark)) program, and to make investments.

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
We do not attempt to maximize our return on equity. Our capital stock is not publicly traded and does not change in value. It is purchased by members at a par value of $100 per share and can be redeemed by members at $100 per share. We typically pay out the majority of our earnings as dividends, retaining only what is necessary to support safe and sound business operations.
A portion of our annual earnings is used to make interest payments on debt issued by the Resolution Funding Corporation (REFCORP). REFCORP debt was issued by the U.S. Treasury to resolve troubled savings and loans in the late 1980s and early 1990s. Additionally, by regulation, we are required to contribute ten percent of regulatory income each year to the Affordable Housing Program (AHP). Through the AHP, the Bank provides grants and subsidized advances to members to support housing for households with incomes at or below 80 percent of the area median.
The turmoil in the mortgage and credit markets during the last six months of 2007 created an increased demand for the Bank’s advance products by our members. The Bank system maintains a AAA credit rating and the Bank maintains an individual AAA counterparty credit rating. The Bank, with its efficient access to capital markets and AAA credit rating, responded seamlessly to the sudden increase in demand for advances. The Bank ended 2007 with a record advance balance of $40.4 billion. This compares to an advance balance of $21.9 billion at December 31, 2006. The Bank also took advantage of developments in the mortgage-backed securities (MBS) market. Poor sub-prime mortgage credit performance kept traditional investors out of the market and therefore, in order to raise funds, counterparties were aggressively selling highly rated agency MBS. These purchases increased the Bank’s asset-to-capital (leverage) ratio as well as investment income. Investments at December 31, 2007 were $9.2 billion compared with $8.2 billion at December 31, 2006. The Bank’s MPF program remained competitive during the market crisis as the Bank began to experience a slow down in mortgage prepayments as well as increased originations during the last six months of 2007. Consolidated obligations increased to support the increase in assets. At December 31, 2007 and 2006 consolidated obligations were $56.1 billion and $37.8. For a detailed analysis of the Bank’s financial condition and results of operations see “Item 7 — Management’s Discussion and Analysis” at page 109.
Membership
Our membership is diverse, including both small and large commercial banks, insurance companies, savings and loan associations and savings banks, and credit unions. In our five-state district, our membership includes the majority of institutions that are eligible to become members.

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
The following table summarizes the Bank’s membership, by type of institution, at December 31, 2007, 2006, and 2005.

Institutional Entity	2007	2006	2005

Commercial Banks	1,077	1,086	1,094
Insurance Companies	31	27	25
Savings and Loan Associations and Savings Banks	77	76	77
Credit Unions	58	58	55

Total members	1,243	1,247	1,251

As of December 31, 2007 and 2006, approximately 91 percent and 89 percent of our members were Community Financial Institutions (CFIs). CFIs are defined by the Gramm-Leach-Bliley Act of 1999 (GLB Act) to include all Federal Deposit Insurance Corporation (FDIC)-insured institutions with average total assets over the three prior years equal to or less than $500 million, as adjusted annually for inflation since 1999. Institutions designated as CFIs have access to collateral types not available to other members, such as small business, small agri-business, and small farm loans. For 2008, CFIs are FDIC-insured institutions with average total assets equal to or less than $625 million over the prior three-year period. In 2007 and 2006, the average total asset ceiling for CFI designation was $599 million and $587 million.
Business Segments
The Bank manages operations by grouping products and services within two business segments: Member Finance and Mortgage Finance.
Member Finance includes products and services such as advances and non-mortgage investments and the related funding and hedging of these assets. Member deposits are also included in this segment. Member Finance income is derived primarily from the spread between the yield on advances and investments and the borrowing and hedging costs related to those assets.
Mortgage Finance includes mortgage loans acquired through the MPF program, MBS, Housing Finance Authority (HFA) investments, and the related funding and hedging of these assets. Mortgage Finance income is derived primarily from the spread between the yield on mortgage loans, MBS, and HFA investments and the borrowing and hedging costs related to those assets.

In our evaluation of financial performance for our two operating segments, net interest income is adjusted to include the impact of interest income and expense associated with economic hedges. Interest income and expense associated with economic hedges are recorded in other income in “Net gain (loss) on derivatives and hedging activities” in the statements of income. The Bank’s evaluation of performance of the segments does not allocate other income, other expenses, or assessments to the operating segments.
Each segment also earns income from invested capital. We allocate invested capital to Mortgage Finance based on a percentage of the average balance of the business segment’s assets; the remaining capital is then allocated to Member Finance.
We use consolidated obligations and derivatives in both segments as part of our funding and interest rate risk management strategies. Accordingly, these products and services are discussed on a combined basis. See “Products and Services — Member Finance and Mortgage Finance” at page 15.
For further discussion of these business segments, including total assets by segment, see “Net Interest Income by Segment” at page 46 and Note 18 of the financial statements and notes for the years ended December 31, 2007, 2006, and 2005 at page S-61.
Products and Services — Member Finance
Advances
We carry out our housing finance and community lending mission primarily through our program of advances. We make advances to our members and eligible housing associates (collectively, borrowers) on the security of mortgages and other eligible collateral. Eligible housing associates include certain approved borrowers, as more fully described under the caption “Housing Associates” within this section.
Members use our various advance programs as sources of funding for mortgage lending, other community lending (including economic development), liquidity management, and general asset-liability management. Advances also may be used to provide funds to any CFI for loans to small businesses, small farms, and small agribusinesses. Additionally, advances can provide competitively priced wholesale funding to small CFI members who may lack diverse funding sources. Our primary advance products include the following:
•	Fixed rate advances that are available over a variety of terms to meet borrower needs. Short-term fixed rate advances are used primarily to fund the short-term liquidity needs of our borrowers. Long-term fixed rate advances are an effective tool to help manage long-term lending and investment risks of our borrowers.

•	Variable rate advances that provide a source of short-term and long-term financing where the interest rate changes in relation to a specified interest rate index such as London Interbank Offered Rate (LIBOR).

•	Callable advances that may be prepaid by the borrower on pertinent dates (call dates). Mortgage matched advances are a type of callable advance with fixed rates and amortizing balances. Using a mortgage matched advance, a borrower may make predetermined principal payments at scheduled intervals throughout the term of the loan to manage the interest rate risk associated with long-term fixed rate assets. Also included in callable advances are fixed and variable rate member owned option advances that are non-amortizing. Member owned option advances provide borrowers a source of long-term financing with prepayment flexibility.

•	Putable advances that we may, at our discretion, terminate and require the borrower to repay at predetermined dates prior to the stated maturity dates of the advances. Should an advance be terminated, the Bank will offer to provide replacement funding based on the Bank’s available advance products, subject to the Bank’s normal credit and collateral requirements. A putable advance carries an interest rate lower than a comparable maturity advance that does not have the putable feature.

•	Community investment advances are below-market rate funds used by borrowers in both affordable housing projects and community development. The Community Investment Cash Advance Program (CICA) advances are provided at interest rates that represent our cost of funds plus a markup to cover our administrative expenses. This markup is determined by the Bank’s Asset-Liability Committee. The Bank’s Board of Directors annually establishes limits on the total amount of funds available for CICA advances and the total amount of CICA advances outstanding at any point in time.
For information on advances, including our largest borrowers, see “Advances” at page 52.
Housing Associates
The FHLBank Act permits us to make advances to eligible housing associates. Housing associates are approved mortgagees under Title II of the National Housing Act that meet certain additional criteria, including: chartered under law and have succession; subject to inspection and supervision by some governmental agency; and lending their own funds as their principal activity in the mortgage field. Because housing associates are not members, they are not subject to certain provisions of the FHLBank Act that are applicable to members and cannot own our capital stock. The same regulatory lending requirements that apply to our members generally apply to housing associates. Because housing associates are not members, eligible collateral is limited to Federal Housing Administration (FHA) mortgages or Government National Mortgage Association (Ginnie Mae) securities backed by FHA mortgages for pledged collateral. State housing finance agencies may pledge additional collateral such as cash, deposits, or certain residential mortgage loans with the Bank for advances facilitating residential or commercial mortgage lending to benefit low income individuals or families.

At December 31, 2007, we had a par value of $2.6 million in advances outstanding to two housing associates compared to a par value of $3.3 million in advances outstanding to two housing associates at December 31, 2006. Housing associates eligible to borrow from us at December 31, 2007 and December 31, 2006 included five state housing finance agencies and one tribal housing corporation.
Prepayment Fees
We price advances at a spread over our cost of funds. For advances that terminate prior to their stated maturity, we charge a prepayment fee except for advances that are terminated on a predetermined call or put date. The fees charged are priced to make us economically indifferent to the prepayment of the advance.
Collateral
We are required by law to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance and throughout the life of the advance. Eligible collateral includes whole first mortgages on improved residential property or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. Government or any of the government-sponsored housing enterprises (GSE), including without limitation MBS issued or guaranteed by the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), or Ginnie Mae; cash or deposits in the Bank; and other real estate-related collateral acceptable to the Bank provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. Additionally, CFIs may pledge collateral consisting of secured small business, small farm, or small agribusiness loans, including secured business and agri-business lines of credit. As additional security, the FHLBank Act provides that the Bank has a lien on each borrower’s capital stock in the Bank.
Under the FHLBank Act, any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, has priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having the rights of a lien creditor), other than claims and rights that (1) would be entitled to priority under otherwise applicable law and (2) are held by actual bona fide purchasers for value or by parties that are secured by actual perfected security interests. The Bank may perfect its security interest in accordance with applicable state laws through means such as filing Uniform Commercial Code (UCC) financing statements or through taking possession of collateral.
We generally make advances to borrowers under a blanket lien, which grants us a security interest in all eligible assets of the member to fully secure the member’s indebtedness to the Bank. The Bank generally perfects its security interest under the UCC in the collateral pledged. Other than securities collateral, the Bank does not initially take control of collateral pledged by blanket lien borrowers. In the event of deterioration in the financial condition of a blanket lien borrower, we have the ability to require delivery of pledged collateral sufficient to secure the borrower’s indebtedness to the Bank.

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
Investments
The Member Finance investment portfolio is used for liquidity purposes, to maintain our target leverage ratio, and to provide earnings to the Bank. Investment income bolsters our capacity to meet our affordable housing and community investment commitments, cover operating expenditures, and satisfy our REFCORP assessment.
To ensure the availability of funds to meet member credit needs, we maintain a short-term investment portfolio comprised of unsecured and secured investments. Unsecured investments generally include interest-bearing deposits, federal funds, commercial paper with highly rated counterparties, and obligations of GSEs. Secured investments may include securities purchased under agreements to resell. The Bank also maintains a long-term investment portfolio, which generally includes secured and unsecured obligations of GSEs and state and local housing agencies. The long-term investment portfolio provides us with higher returns than those available in the short-term money markets. Investments in obligations of GSEs primarily support management of contingent liquidity.
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
The Bank does not have any subsidiaries. With the exception of a limited partnership interest in a small business investment corporation, the Bank has no equity position in any partnerships, corporations, or off-balance sheet special purpose entities. Our investment in the limited partnership interest was $3.8 million at December 31, 2007.
Deposits
We accept deposits from our members, eligible nonmembers, and housing associates. We offer several types of deposit programs, including demand, overnight, and term deposits. Deposit programs provide some of our funding while providing members a low-risk earning asset.
Products and Services — Mortgage Finance
Mortgage Loans
The Bank invests in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which we purchase eligible mortgage loans from participating financial institution members (PFIs) (collectively, MPF loans). MPF loans are conforming conventional and Government (i.e., insured or guaranteed by the FHA, the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) or the Department of Housing and Urban Development (HUD)) fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 years to 30 years or participations in such mortgage loans.
There are currently five MPF Loan products from which PFIs may choose. Four of these products (Original MPF, MPF 125, MPF Plus, and Original MPF Government) are closed loan products in which the Bank purchases loans that have been acquired or have already been closed by the PFI with its own funds. However, under the MPF 100 product, the Bank “table funds” MPF loans; that is, the Bank provides the funds through the PFI as the Bank’s agent to make the MPF loan to the borrower. The PFI performs all the traditional retail loan origination functions under this and all other MPF products. With respect to the MPF 100 product, the Bank is considered the originator of the MPF loan for accounting purposes since the PFI is acting as our agent when originating the MPF loan; however, we do not collect any origination fees.

The products we offer under the MPF program are differentiated primarily by their credit risk structures. While the credit risk structures differ among products, Finance Board regulations require that all pools of MPF loans we purchase have a credit risk sharing arrangement with our participating members that limits our credit risk exposure to a AA or higher investment grade instrument from a nationally recognized statistical rating organization (NRSRO). We maintain an allowance for credit losses on our mortgage loans that management believes is adequate to absorb any related losses incurred by the Bank.
The MPF Program enables participating FHLBanks the ability to purchase and fund MPF loans with their member PFIs. In addition, the FHLBank of Chicago (MPF Provider) provides programmatic and operational support to those FHLBanks that participate in the program (MPF Banks). The MPF Provider developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolio.
The MPF Program is designed to allocate the risks of MPF loans among the MPF Banks and PFIs and to take advantage of their respective strengths. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate MPF loans, whether through retail or wholesale operations, the MPF Program gives control of these functions that most impact credit quality to PFIs. The MPF Banks are responsible for managing the interest rate risk, prepayment risk, and liquidity risk associated with owning MPF loans.
For conventional MPF loan products, PFIs assume or retain a portion of the credit risk on the MPF loans they fund and sell to an MPF Bank by providing credit enhancement (CE) either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage guaranty insurance (SMI). The PFI’s CE Amount covers losses for MPF loans under a master commitment. PFIs are paid a credit enhancement fee for managing credit risk and in some instances all or a portion of the credit enhancement fee may be performance based.
For a detailed discussion and analysis of our mortgage portfolio see “Mortgage Loans” at page 55. A detailed discussion of the different MPF products offered by the Bank and their related credit risk is provided in “Mortgage Assets” at page 95.
MPF Provider
The MPF Provider establishes the structure of MPF loan products and the eligibility rules for MPF loans. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back-office processing of MPF loans in its role as master servicer and master custodian. The MPF Provider has engaged Wells Fargo Bank N.A. (Wells Fargo) as the vendor for master servicing and as the primary custodian for the MPF Program. The MPF Provider has also contracted with other custodians meeting MPF Program eligibility standards at the request of certain PFIs.

The MPF Provider publishes and maintains the MPF Origination Guide and MPF Servicing Guide (together MPF Guides), which detail the requirements PFIs must follow in originating or selling and servicing MPF loans. The MPF Provider maintains the infrastructure through which MPF Banks may fund or purchase MPF loans through their PFIs. In exchange for providing these services, the MPF Provider receives a fee from each of the MPF Banks.
Effective September 1, 2007, the Bank and the FHLBank of Chicago entered into a revised MPF Services Agreement (New Agreement) to replace the former MPF Investment and Services Agreement (former agreement) dated November 1, 1999, as amended. The term of the New Agreement commenced on September 1, 2007 and continues until termination by either party upon one hundred eighty (180) days’ written notice. The New Agreement sets forth amended terms and conditions of our participation in the MPF program, including the MPF provider’s obligation regarding transaction processing services for the Bank, including acting as a master servicer and master custodian for the Bank with respect to the MPF loans.
Participating Financial Institution Agreement
Our members (or eligible housing associates) must specifically apply to become a PFI. We review the general eligibility of the member’s servicing qualifications and ability to supply documents, data, and reports required to be delivered by PFIs under the MPF program. The member and the Bank sign an MPF program PFI Agreement that creates a relationship framework for the PFI to do business with us as a PFI. The PFI Agreement provides the terms and conditions for the origination of the MPF loans to be purchased by us and establishes the terms and conditions for servicing MPF loans.
The PFI’s credit enhancement obligation (the credit enhancement amount) arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each master commitment, which is required for sales of loans to the Bank. Under the Finance Board’s Acquired Member Asset regulation, the PFI must “bear the economic consequences” of certain losses with respect to a master commitment based upon the MPF product and other criteria. In other words, the purchase and funding are structured so that the credit risk associated with MPF loans is shared with PFIs.
Typically, a PFI will sign a master commitment to cover all the conventional MPF loans it intends to deliver to us in a year or other time period specified in the master commitment agreement. However, a PFI may also sign a master commitment for original MPF government loans and it may choose to deliver MPF loans under more than one conventional product, or it may choose to use different servicing options and thus have several master commitments opened at any one time. Master commitments may be for shorter periods than one year and may be extended or increased by agreement of the Bank and the PFI. The master commitment defines the pool of MPF loans for which the credit enhancement amount is set so that the risk associated with investing in such pool of MPF loans is equivalent to investing in a AA-rated asset without giving effect to the Bank’s obligation to incur losses up to the amount of the First Loss Account (FLA). See discussion in “Mortgage Assets” at page 95.

MPF Servicing
PFIs may choose to sell MPF loans to the Bank and either retain the servicing or transfer the servicing. If a PFI chooses to retain the servicing, they receive a servicing fee to manage the servicing activities. If the PFI chooses to transfer servicing rights to a third-party provider, the servicing is transferred concurrently with the sale of the MPF loan to the Bank.
Throughout the servicing process, the master servicer monitors the PFI’s compliance with MPF program requirements and makes periodic reports to the MPF Provider.
Investments
The Mortgage Finance investment portfolio includes investments in MBS and HFA, which due to their risk profiles, have hedging and funding strategies similar to mortgage loans purchased under the MPF program. By regulation, we are permitted to invest in the following asset types, among others:
•	Obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae.

•	Mortgages, obligations, or other securities that are, or ever have been, sold by Freddie Mac pursuant to 12 U.S.C. 1454 or 1455.

•	Instruments that the Bank has determined are permissible investments for fiduciary or trust funds under the laws of the state of Iowa.
We have limited our investments in MBS to those that are guaranteed by the U.S. Government, are issued by a GSE, or carry the highest investment grade ratings by any NRSRO at the time of purchase.
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
The Finance Board’s Financial Management Policy (FMP) further limits the Bank’s investment in mortgage-backed and asset-backed securities. This policy requires that the total book value of MBS owned by the Bank may not exceed 300 percent of the Bank’s capital at the time of purchase. The Finance Board has excluded MPF shared funding certificates from this FMP limit. At December 31, 2007 and December 31, 2006 the book value of MBS owned by the Bank, excluding MPF shared funding certificates, represented approximately 219 percent and 187 percent of total capital (including capital stock classified as mandatorily redeemable). In addition, we are prohibited from purchasing the following types of securities:
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
Consolidated Obligations
Our primary source of funds to support our business segments is the sale of consolidated obligations, in the capital markets. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. Currently, Moody’s Investors Service, Inc. (Moody’s) has rated the consolidated obligations Aaa/P-1 and Standard & Poor’s Ratings Services, a division of McGraw-Hill Companies, Inc. (S&P) has rated them AAA/A-1+.
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
Finance Board regulations govern the issuance and servicing of consolidated obligations. The FHLBanks issue consolidated obligations through the Office of Finance which has authority under section 11(a) of the FHLBank Act to issue joint and several consolidated obligations on behalf of the FHLBanks. No FHLBank is permitted to issue individual debt under section 11(a) without Finance Board approval.

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
The Office of Finance may also coordinate transfers of FHLBank consolidated obligations among other FHLBanks. We may, from time to time, assume the outstanding primary liability of another FHLBank rather than issue new consolidated obligations for which the Bank is the primary obligor. If an FHLBank has acquired excess funding, that FHLBank may offer its debt to the other 11 FHLBanks at the current market rate of interest consistent with what may be expected in the auction process. We may choose to assume the outstanding primary liability of another FHLBank as it would have a known price compared with issuing debt through the auction process where actual pricing is unknown prior to issuance.
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
We were in compliance with this requirement at December 31, 2007 and 2006. See discussion in “Regulatory Requirements” at page 65.
In addition to being responsible for facilitating and executing the issuance of consolidated obligations, the Office of Finance services all outstanding debt. It also collects information on the Bank System’s unsecured credit exposure to individual counterparties, serves as a source of information for the FHLBanks on capital market developments, and manages the Bank System’s relationship with the rating agencies for consolidated obligations.
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
Consolidated bonds issued through the TAP program are generally fixed rate, noncallable structures issued in standard maturities of 18 months or two, three, five, seven, or ten years. The goal of the TAP program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity. We participate in the TAP program to provide funding for our portfolio.

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
We may also issue Amortizing Prepayment Linked Securities (APLS). APLS pay down with a specified reference pool of mortgages determined at issuance and have a final stated maturity of seven to ten years. APLS can be issued in a wide variety of sizes and maturities to meet numerous portfolio objectives. Like all consolidated obligations, APLS carry the highest ratings from both Moody’s and S&P (Aaa/AAA) and are not obligations of the U.S. Government, and the U.S. Government does not guarantee them.
For further analysis of our consolidated bonds see “Consolidated Obligations” at page 57.
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
For further analysis of our consolidated discount notes see “Consolidated Obligations” at page 57.
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
A more detailed discussion regarding our use of derivatives is located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning at page 37 and in “Risk Management” beginning at page 82.

Capital and Dividends
Capital
From its enactment in 1932, the FHLBank Act provided for a subscription-based capital structure for the FHLBanks. The amount of capital stock that each FHLBank issued was determined by a statutory formula establishing how much FHLBank stock each member was required to purchase. With the enactment of the GLB Act, the statutory subscription-based member stock purchase formula was replaced with requirements for total capital, leverage capital, and risk-based capital for the FHLBanks. The FHLBanks were also required to develop new capital plans to replace the previous statutory structure.
We implemented our capital plan on July 1, 2003. In general, the capital plan requires each member to own stock in an amount equal to the aggregate of a membership stock requirement and an activity-based stock requirement. We may adjust these requirements within ranges established in the capital plan.
Bank capital stock is not publicly traded. It can be issued, exchanged, redeemed, and repurchased only by the Bank at its stated par value of $100 per share. Generally capital stock may be redeemed upon five years’ notice. In addition, we have the discretion to repurchase excess stock from members. Ranges have been built into the capital plan to allow us to adjust stock purchase requirements to meet our regulatory capital requirements, if necessary. For a detailed description of the capital plan see Exhibit 4.1 to the Bank’s Registration Statement on Form 10, as amended, filed on July 10, 2006.
Dividends
The Bank’s Board of Directors may declare and pay dividends in either cash or capital stock or a combination thereof. Under Finance Board Final Rule 2006-23 “Limitation on Issuance of Excess Stock” (Rule 2006-23) that became effective in January 2007, an FHLBank is prohibited from paying a dividend in the form of additional shares of FHLBank capital stock if, after the issuance, the outstanding excess stock at the FHLBank would be greater than one percent of its total assets. By regulation the Bank may pay dividends from current earnings or previously retained earnings. Under Rule 2006-23, an FHLBank may not declare a dividend based on projected or anticipated earnings. The Board of Directors may not declare or pay dividends if we will not be in compliance with our capital requirements. Furthermore, under Rule 2006-23, an FHLBank may not declare or pay a dividend if the par value of the FHLBanks stock is impaired or is projected to become impaired after paying such dividend. In addition, subject to certain exceptions, before declaring or paying any dividend, we must certify to the Finance Board that we will remain in compliance with regulatory liquidity requirements and will remain capable of making full and timely payment of our current obligations coming due during the next quarter.
The Bank’s reserve capital policy includes a limitation on the payment of dividends not to exceed net income in accordance with accounting principles generally accepted in the U.S. (GAAP) earned in the fiscal period for which the dividend is declared. Dividend payments are discussed in further detail in “Dividends” at page 73.

In April 2007, the Board of Directors approved a revised schedule for the payment of dividends to Bank members and an exception to the reserve capital policy for the transition dividend. Under the revised schedule, dividends are generally expected to correlate with calendar quarters and the associated earnings. The transition dividend was paid in May 2007 and calendar quarter dividends began in the second quarter of 2007 with payment in August 2007.
Competition
In general, the competitive environment may present a challenge for the Bank in our achievement of financial goals. We continuously reassess the potential for success in attracting and retaining customers for our products and services.
Demand for the Bank’s advances is affected by, among other things, the cost of other available sources of funds for our borrowers. We compete with other suppliers of secured and unsecured wholesale funding that include investment banks and dealers, commercial banks, other GSEs such as the Farm Credit System, and, in certain circumstances, other FHLBanks. Certain holding companies have subsidiary institutions located in various states that may be members of different FHLBanks. To the extent a holding company has access through multiple subsidiaries to more than one FHLBank, the holding company can choose the most cost effective advance product available from among the FHLBanks to which it has access. Thus, FHLBanks may compete with each other to fund advances to members in different FHLBank districts that are subsidiaries of a holding company. The availability of alternative funding sources to members can significantly influence the demand for our advances and can vary as a result of a variety of factors including market conditions, member creditworthiness and size, and availability of collateral.
The purchase of mortgage loans through the MPF program is subject to significant competition on the basis of prices paid for mortgage loans, customer service, and ancillary services such as automated underwriting. We compete primarily with other GSEs such as Fannie Mae, Freddie Mac, and private investors for acquisition of conventional fixed rate mortgage loans.
We compete with the U.S. government, Fannie Mae, Freddie Mac, Farm Credit System, and other GSEs as well as corporate, sovereign, and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. In the absence of increased demand, increased supply of competing debt products may result in higher debt costs or lesser amounts of debt issued at the same cost. In addition, the availability and cost of funds raised through the issuance of certain types of unsecured debt may be adversely affected by regulatory initiatives that tend to reduce investments by certain depository institutions in unsecured debt with greater price volatility or interest rate sensitivity than fixed rate, fixed maturity instruments of the same maturity. Although the available supply of funds has kept pace with our funding needs, there can be no assurance this will continue to be the case.

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
Taxation
The Bank is exempt from all federal, state and local taxation except for real estate property taxes, which are a component of the Bank’s lease payments for office space or on real estate owned by the Bank.
Assessments
Affordable Housing Program
To fund their respective AHPs, the FHLBanks each must set aside 10 percent of their current year regulatory income to fund next year’s AHP obligation. Regulatory income is defined by the Bank as net income calculated in accordance with GAAP before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCORP. The treatment of interest expense related to mandatorily redeemable capital stock is based on a regulatory interpretation issued by the Finance Board. We accrue our AHP assessment monthly based on our net income. We reduce the AHP liability as program funds are distributed.
Resolution Funding Corporation
Congress requires that each FHLBank annually pay to the REFCORP 20 percent of net income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for the REFCORP. We accrue our REFCORP assessment on a monthly basis.
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

Because the FHLBanks’ recent REFCORP payments have exceeded $300 million per year, those extra payments have defeased $24.2 million of the $75 million benchmark payment due on October 15, 2013 and all scheduled payments thereafter. The defeased benchmark payments (or portions thereof) can be reinstated if future actual REFCORP payments fall short of the $75 million benchmark in any quarter. Cumulative amounts to be paid by the Bank to REFCORP cannot be determined at this time because the amount is dependent upon future earnings of each FHLBank and interest rates.
Liquidity Requirements
The Bank needs liquidity to satisfy member demand for short- and long-term funds, to repay maturing consolidated obligations, and to meet other business obligations. The Bank is required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by the Board of Directors. See additional discussion in “Liquidity Requirements” at page 65.
Regulatory Oversight, Audits, and Examinations
The Finance Board is an independent executive agency in the U.S. Government responsible for supervising and regulating the FHLBanks and the Office of Finance. The Finance Board consists of five full time members, four of whom are appointed by the President of the U.S. with the consent of the Senate to serve seven-year terms. The fifth board member is the Secretary of HUD. The Finance Board administers the FHLBank Act and is authorized to issue rules, regulations, and orders affecting the FHLBanks and the Office of Finance.
To assess the safety and soundness of the Bank, the Finance Board conducts annual, on-site examinations of the Bank as well as periodic off-site reviews. Additionally, we are required to submit monthly financial information including the statement of condition, results of operations, and various other reports.
The Finance Board requires that we satisfy certain minimum liquidity and capital requirements. Liquidity requirements are discussed in “Regulatory Requirements” at page 65. Capital requirements are discussed in “Capital Requirements” at page 67.

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
•	any unsafe or unsound practices in conducting the business of the FHLBank.

•	any conduct that violates any provision of the FHLBank Act or any applicable law, order, rule, or regulation.

•	any conduct that violates conditions imposed in writing by the Finance Board in connection with the granting of any application or other request by the FHLBank or any written agreement between the FHLBank and the Finance Board.
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
The Finance Board is funded through assessments levied against the FHLBanks. No tax dollars or other appropriations from the U.S. government support the operations of the Finance Board. The Finance Board allocates its operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of the Bank System’s total capital. Unless otherwise instructed in writing by the Finance Board, each FHLBank pays the Finance Board its pro rata share of an assessment in equal monthly installments during the annual period covered by the assessment.
The Comptroller General of the U.S. government has authority under the FHLBank Act to audit or examine the Finance Board and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Further, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent public accounting firm. If the Comptroller General conducts such a review, he/she must report the results and provide his/her recommendations to the Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General may also conduct his/her own audit of any financial statements of the Bank.

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
We also make our quarterly and annual financial reports available on our Internet Website at www.fhlbdm.com as soon as reasonably practicable after such reports are available. Quarterly and annual financial reports for the FHLBanks on a combined basis are also available at the Website of the Office of Finance as soon as reasonably practicable after such reports are available. The Internet Website address to obtain these filings is www.fhlb-of.com.
Information contained in the above mentioned websites, or that can be accessed through those websites, is not incorporated by reference into this annual report on Form 10-K and does not constitute a part of this or any report filed with the SEC.
Personnel
As of February 29, 2008, the Bank had 188 full-time equivalent employees. Our employees are not covered by a collective bargaining agreement.

ITEM 1A–RISK FACTORS
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
Our Funding Depends Upon Our Ability to Access the Capital Markets
Our primary source of funds is the sale of consolidated obligations in the capital markets, including the short-term discount note market. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, including investor demand, which are beyond our control. Accordingly, we may not be able to obtain funding on acceptable terms, if at all. If we cannot access funding when needed and on acceptable terms, our ability to support and continue our operations could be adversely affected, which could negatively affect our financial condition, results of operations, and value of the Bank to our membership.
Our access to funds in the capital markets also may be affected by unpredictable events or circumstances at other FHLBanks. The FHLBanks’ consolidated obligations have been assigned Aaa/P-1 and AAA/A-1+ ratings by Moody’s and S&P. Rating agencies may from time to time change a rating or issue negative reports on the FHLBank system or on a particular FHLBank. Negative publicity may result in reduced investor confidence, which could adversely affect our cost of funds and the ability to issue consolidated obligations on acceptable terms. A higher cost of funds or the impairment of the ability to issue consolidated obligations on acceptable terms could also adversely affect the FHLBanks’ financial condition and results of operations and value of the Bank to our membership. We do not believe the FHLBanks have suffered a material adverse impact on their ability to issue consolidated obligations due to negative publicity. We cannot, however, predict the effect of further changes in, or developments in regard to, these risks on our ability to raise funds in the marketplace or on other aspects of the Bank’s operations.
We Use Derivative Instruments to Reduce Our Interest-rate Risk, And We May Not Be Able to Enter into Effective Derivative Instruments on Acceptable Terms
We use derivative instruments to reduce our interest rate and mortgage prepayment risk, but no hedging strategy can completely protect us from such risk. The Bank’s effective use of these instruments depends upon our ability to enter into these instruments with acceptable counterparties and terms, and upon our ability to determine the appropriate hedging positions by weighing our assets, liabilities, and prevailing and changing market conditions. If we are unable to manage our hedging positions effectively, we may be unable to manage our interest rate and other risks, which may result in earnings volatility, and could adversely impact our financial condition, results of operations, and value of the Bank to our membership.

We Are Jointly and Severally Liable for Payment of Principal and Interest on the Consolidated Obligations Issued by the Other FHLBanks
Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all FHLBanks, backed only by the financial resources of the FHLBanks. We are jointly and severally liable with the other FHLBanks for the consolidated obligations issued by the FHLBanks through the Office of Finance, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of consolidated obligations. The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation at any time, whether or not the FHLBank who was the primary obligor has defaulted on the payment of that obligation. Furthermore, the Finance Board may allocate the liability for outstanding consolidated obligations among one or more FHLBanks on a pro rata basis or on any other basis the Finance Board may determine. Accordingly, we could incur significant liability beyond our primary obligation under consolidated obligations. Moreover, we may not pay dividends to, or redeem or repurchase capital stock from, any of our members if timely payment of principal and interest on the consolidated obligations has not been made. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock may be affected not only by our own financial condition, but also by the financial condition of the other FHLBanks.
We Could be Adversely Affected by Changes in Interest Rates
We realize income primarily from the spread between interest earned on our outstanding advances, mortgage assets (including MPF and MBS), and non-mortgage investments and interest paid on our consolidated obligations and other liabilities. We may experience instances when either our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. In either case, interest rate movements contrary to our position could negatively affect our financial condition, results of operations, and value of the Bank to our membership.
Exposure to Option Risk in our Financial Assets and Liabilities Could Have an Adverse Affect on Our Business
Our mortgage assets provide homeowners the option to prepay their mortgages prior to maturity. The effect of changes in interest rates can be exacerbated by prepayment and extension risk, which is the risk that mortgage assets will be refinanced by the mortgagor in low interest rate environments or will remain outstanding longer than expected at below-market yields when interest rates increase. Our advances, consolidated obligations, and derivatives may provide the Bank, borrower, issuer, or counterparty with the option to call or put the asset or liability. These options leave the Bank susceptible to unpredictable cash flows associated with our financial assets and liabilities. The exercise of the option is dependent on general market conditions and if not managed appropriately could have a material effect on our financial condition, results of operations, and value of the Bank to our membership.

We Could be Adversely Affected by Our Exposure to Credit Risk
We are exposed to credit risk if the market value of an obligation declines as a result of deterioration in the creditworthiness of the obligor or if the market perceives a decline in the credit quality of a security instrument. We also assume secured and unsecured credit risk exposure in that a borrower or counterparty could default and we may suffer a loss if we are not able to fully recover amounts owed to us in a timely manner.
We attempt to mitigate this credit risk through collateral requirements. We require collateral on obligations due to the Bank including advances, mortgage loan credit enhancements, certain investments, and derivatives. Specifically, we require that all outstanding advances and mortgage loan credit enhancements be fully collateralized. We evaluate the types of collateral pledged by our borrowers and assign a borrowing capacity to the collateral, generally based on a percentage of its market value. Should a member fail, the Bank would take ownership of the collateral covering our advances and mortgage loan credit enhancements. However, if the underlying collateral fails, the market price of the collateral is less than the obligation, or there is not a market into which we can sell the collateral, the Bank may incur losses that could adversely affect our financial condition, results of operations, and value of the Bank to our membership.
Changes in Economic Conditions or Federal Monetary Policy Could Effect Our Business
The Bank is sensitive to general business and economic conditions. These conditions include short- and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we conduct our business. Significant changes in any one or more of these conditions could negatively impact our financial condition, results of operations, and value of the Bank to our membership. In addition, our financial condition and results of operations are significantly affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board, which regulates the supply of money and credit in the U.S. The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets, the cost of interest-bearing liabilities, and the demand for our debt.
Our Reliance on Information Systems and Other Technology Could have a Negative Effect on our Business
We rely heavily upon information systems and other technology to conduct and manage our business. If we were to experience a failure or interruption in any of our information systems or other technology, we may be unable to conduct and manage our business effectively. Although we have implemented processes, procedures, and a business resumption plan, they may not be able to prevent, timely and adequately address, or mitigate the negative effects of any failure or interruption. Any failure or interruption could significantly harm our customer relations, risk management, and profitability, which could have a negative effect on our financial condition, results of operations, and value of the Bank to our membership.

Reliance on the FHLBank of Chicago as MPF Provider Could have a Negative Effect on our Business
As part of our business, we participate in the MPF program with the FHLBank of Chicago. As MPF Provider, the FHLBank of Chicago establishes the structure of MPF loan products and the eligibility rules for MPF loans. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back-office processing of MPF loans in its role as master servicer and master custodian. If the FHLBank of Chicago changes their MPF provider role or ceases to operate the program, this may have a negative impact on the Bank’s mortgage finance business, financial condition, and results of operations. Additionally, if the FHLBank of Chicago, or its third party vendors, experiences operational difficulties, either directly or through its vendors, such difficulties could have a negative impact on our financial condition, results of operations, and value of the Bank to our membership.
We Face Competition for Advances, Loan Purchases, and Access to Funding
One of our primary businesses is making advances to our members. Demand for advances is impacted by, among other things, alternative sources of liquidity and loan funding for our members. We compete with other suppliers of wholesale funding, including investment banks, commercial banks, and, in certain circumstances, other FHLBanks and GSEs. Such suppliers may provide more favorable terms or more attractive credit or collateral standards on loans than we do on our advances. Many of our competitors are not subject to the same body of regulation applicable to the Bank, which enables those competitors to offer products and terms that we may not be able to offer. The availability to our members, particularly to members with strong creditworthiness, of alternative funding sources that are more attractive than those funding products offered by us may significantly decrease the demand for our advances. Furthermore, efforts to effectively compete with other suppliers of wholesale funding by changing the pricing of our advances may result in a decrease in the profitability of our advance business. A decrease in the demand for advances, or a decrease in the profitability on advances would negatively affect our financial condition, results of operations, and value of the Bank to our membership.
High Penetration Levels in our Five-State District and Continued Industry Consolidation May Impact our Ability to Increase Future earnings and Grow or Maintain our Asset Size
The membership in our five-state district includes the majority of institutions that are eligible to become members. Therefore, in order for the Bank to increase its advance levels, we must look to our current membership to increase activity with the Bank. If the Bank does not remain competitive within the market place, the Bank is at risk of shrinking in asset size. Additionally, the financial services industry has been experiencing consolidation. This consolidation may reduce the number of existing and potential members in our district which could possibly result in loss of business. The possibility of shrinking in asset size and loss of business may impact the Bank’s financial condition, results of operations, and value of the Bank to our membership.

We are Subject to Complex Laws and Regulations
The FHLBanks are governed by the FHLBank Act and regulations adopted by the Finance Board. From time to time, Congress has amended the FHLBank Act in ways that have significantly affected the rights and obligations of the Bank and the manner in which we carry out our mission. New or modified legislation enacted by Congress or new or modified regulations or policies adopted by the Finance Board could possibly have an impact on our ability to conduct business. Regulatory changes could restrict the growth of our existing business or prohibit the creation of new products or services, which could adversely impact our financial condition, results of operations, and value of the Bank to our membership.
Changes in regulatory or statutory requirements or in their application could result in, among other things, changes in the Bank’s cost of funds, retained earnings requirements, debt issuance, dividend payment limits, form of dividend payments, capital redemption and repurchase limits, permissible business activities, the size, scope, or nature of the Bank’s lending, investment, or mortgage purchase program activities, or increased compliance costs. Changes that restrict dividend payments, the growth of the Bank’s current business, or the creation of new products or services could negatively affect the Bank’s results of operations or financial condition, or value of the Bank to our membership. Further, the regulatory environment affecting members could be changed in a manner that would negatively affect their ability to acquire or own the Bank’s capital stock or take advantage of the Bank’s products and services.
Legislation is pending in Congress that would, among other things, establish a new regulator for the GSEs (the FHLBanks, Fannie Mae, and Freddie Mac) and address other GSE reform issues. There can be no assurances that legislation that would have a material adverse effect on the Bank will not be enacted.
The Terms of Any Liquidation, Merger, Or Consolidation Involving the Bank May Have an Adverse Impact on Members’ Investment in the Bank
Under the FHLBank Act, holders of Class B stock own our retained earnings, paid-in surplus, undivided profits, and equity reserves, if any. With respect to liquidation, our capital plan provides that, after payment of creditors, holders of Class B stock shall receive the par value of their Class B stock as well as any retained earnings in an amount proportional to the holder’s share of total shares of Class B stock.
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

Limitation, by the Bank’s Reserve Capital Policy, of the Bank’s dividend to net income in Accordance with GAAP
In August 2006, our Board of Directors amended the reserve capital policy to include a limitation on the payment of dividends not to exceed net income in accordance with GAAP earned in the fiscal period for which the dividend is declared. If the Bank’s GAAP net income in the fiscal period for which the dividend is declared is low or reflective of a loss, the Bank’s dividend will be correspondingly limited or not paid for that period. If the reserve capital policy limit causes lower to no dividends for a period, future business with the Bank may be impacted, which would negatively impact our financial condition, operating results, and value of the Bank to our membership.
ITEM 1B–UNRESOLVED STAFF COMMENTS
None.
ITEM 2–PROPERTIES
The Bank executed a 20 year lease with an affiliate of our member, Wells Fargo, for approximately 43,000 square feet of office space commencing on January 2, 2007. The office space is located in a building at 801 Walnut Street, Suite 200, Des Moines, Iowa and is used for all primary Bank functions.
We also maintain a leased off-site back-up facility with approximately 4,100 square feet in Urbandale, Iowa. Small offices are leased in Missouri and South Dakota to support sales personnel in those regions.
ITEM 3–LEGAL PROCEEDINGS
We are not currently aware of any pending or threatened legal proceedings against the Bank that could have a material adverse effect on its financial condition, results of operations, or cash flows.
ITEM 4–SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Under the FHLBank Act, the only matter that is submitted to shareholders for vote is the annual election of the Bank’s elected directors. The majority of the Bank’s directors are elected by and from its membership. The FHLBank Act requires that the Finance Board appoint the other eight directors serving on our Board.

Nominations for directorships are made by a member’s board of directors or authorized designee. Members can only nominate and vote in the state where they are located. Each nominee is required to be a U.S. citizen, and be an officer or director of a member located in the voting state to be represented by the elective directorship that is a member as of the preceding December 31. The nominee’s member institution must have met all of its minimum capital requirements established by its appropriate Federal banking agency or appropriate state regulator.
Members are permitted to vote all their eligible shares for one candidate for each open seat in the state in which the member is located. Eligible shares consist of those shares a member is required to hold as of the preceding December 31 subject to the limitation that no member is permitted to cast more votes than the average number of shares of Bank stock that are required to be held by all members located in the state to be represented. A member cannot split its votes among multiple nominees for a single directorship and, if there are multiple directorships to be filled for a voting state, cannot cumulatively vote for a single nominee.
The Board of Directors of the Bank does not solicit proxies, nor were member institutions permitted to solicit or use proxies to cast their votes in the election. Finance Board regulations prohibit our directors, officers, employees, attorneys, or agents from directly or indirectly supporting the nomination or election of a particular individual for an elective directorship.
2007 Director Election Results
On October 25, 2007, the stockholders of the Bank elected Messrs. Joesph C. Stewart III and Eric A. Hardmeyer as directors to the Bank to each serve for a three-year term commencing on January 1, 2008. The following information summarizes the results of the election.
In Missouri, one directorship was open. Joseph C. Stewart III won with 340,769 votes. Two other nominees received 337,899 and 124,571 votes, respectively. There were 898,087 votes not cast.
In North Dakota, one directorship was open. Eric A. Hardmeyer won with 173,705 votes. One other nominee received 34,439 votes. There were 63,621 votes not cast.
The Finance Board designated one open Board seat for the state of Minnesota. The incumbent director, Michael J. Finley, was the only eligible candidate from the state of Minnesota who chose to stand for election. Accordingly, the Board declared Mr. Finley elected to the Bank’s Board for a three-year term commencing January 1, 2008.
For further details of the results of the director elections see Item 5.02 of our current report on Form 8-K filed with the SEC on October 26, 2007. See “Directors” at page 121 for a list of directors at December 31, 2007, and for those whose terms will continue in 2008.

PART II
ITEM 5–MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Current members own the majority of the Bank’s capital stock. Former members own the remaining capital stock to support business transactions still carried on the Bank’s statement of condition. There is no established market for the Bank’s stock and the Bank’s stock is not publicly traded. The Bank’s stock may be redeemed or repurchased at par value at the Bank’s discretion and subject to certain limits. Par value of each share of capital stock is $100 per share. At February 29, 2008, we had 1,243 current members that held 27.0 million shares of capital stock. At February 29, 2008 we had 35 former members that held 0.4 million shares of capital stock, which were classified as mandatorily redeemable capital stock.
On April 26, 2007, the Board of Directors approved a revised schedule for the payment of dividends to Bank members and an exception to the reserve capital policy for the transition dividend. Under the revised schedule, dividends paid correlate with calendar quarters and the associated earnings. Dividend payments coincide with our quarterly earnings releases approximately 45 to 60 days after each quarter end. Prior to April 26, 2007, the Bank’s dividends were paid every three months in March for December, January, and February; June for March, April, and May; September for June, July, and August; and December for September, October, and November. In order to make the transition to the revised dividend schedule, the Bank paid a dividend in May 2007 based on actual earnings for March 2007 and the equivalent of two month’s earnings taken from retained earnings. In accordance with Bank procedures, dividend payments to members were based on the daily average capital stock held by members during the month of March 2007.
The Board of Directors declared the following cash dividends in 2007 and 2006 (dollars in millions):

	2007		2006
		Annual		Annual
Quarter declared and paid	Amount	Rate	Amount	Rate

First quarter	$20.1	4.25%	$14.3	3.00%
Transition (May)	20.6	4.25	NA	—
Second quarter	NA	—	18.4	3.80
Third quarter	20.3	4.25	21.1	4.25
Fourth quarter	23.3	4.50	20.6	4.25
For additional information regarding the Bank’s dividends, see “Capital and Dividends” at page 20 and “Dividends” at page 73.

ITEM 6–SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the financial statements and notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The financial position data at December 31, 2007 and 2006 and results of operations data for the three years ended December 31, 2007, 2006, and 2005 are derived from the financial statements and notes for those years included in this report. The financial position data at December 31, 2005, 2004, and 2003 and the results of operations data for the two years ended December 31, 2004 and 2003 are derived from financial statements and notes not included in this report.

Statements of Condition

	December 31,
(Dollars in millions)	2007	2006	2005	2004	2003
Short-term investments[1]	$2,330	$3,826	$5,287	$2,599	$1,936
Mortgage-backed securities	6,837	4,380	4,925	3,702	2,494
Other investments	77	13	15	164	1,094
Advances	40,412	21,855	22,283	27,175	23,272
Mortgage loans, net	10,802	11,775	13,018	15,193	16,052
Total assets	60,767	42,041	45,722	49,048	45,073
Securities sold under agreements to repurchase	200	500	500	500	500
Consolidated obligations[2]	56,065	37,751	41,197	44,493	40,349
Mandatorily redeemable capital stock[5]	46	65	85	59	—
Affordable Housing Program	43	45	47	29	26
Payable to REFCORP	6	6	51	14	10
Total liabilities	57,715	39,792	43,462	46,654	42,848
Capital stock — Class B putable	2,717	1,906	1,932	2,232	2,117
Retained earnings	361	344	329	163	109
Capital-to-asset ratio[3]	5.02%	5.35%	4.94%	4.88%	4.94%
Operating Results and Performance Ratios

	Years Ended December 31,
(Dollars in millions)	2007	2006	2005	2004	2003
Interest income	$2,460.8	$2,211.4	$1,878.0	$1,428.4	$1,155.3
Interest expense	2,289.7	2,057.1	1,584.4	929.8	852.1
Net interest income	171.1	154.3	293.6	498.6	303.2
(Reversal of) provision for credit losses on mortgage loans	—	(0.5)	—	(5.0)	2.7
Net interest income after mortgage loan credit loss provision	171.1	154.8	293.6	503.6	300.5
Other income	10.3	8.7	46.8	(336.8)	(90.3)
Other expense	42.4	41.5	39.0	31.1	25.8
Total assessments[4]	37.6	32.6	80.2	36.1	48.9
Cumulative effect of change in accounting principle5 6	—	—	6.5	(0.1)	—
Net income	101.4	89.4	227.7	99.5	135.5

Return on average assets	0.21%	0.20%	0.48%	0.21%	0.32%
Return on average total capital	4.25	3.91	9.57	4.30	6.80
Return on average capital stock	4.97	4.61	10.68	4.59	7.08
Net interest margin	0.37	0.35	0.62	1.03	0.72
Operating expenses to average assets[7]	0.08	0.09	0.08	0.06	0.06
Annualized dividend rate	4.31	3.83	2.82	2.13	3.00
Cash dividends paid[8]	$84.3	$74.4	$61.2	$46.1	$56.8

[1]	Short-term investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, commercial paper, and GSE obligations. Short-term investments have terms less than one year.

[2]	The par amount of the outstanding consolidated obligations for all 12 FHLBanks was $1,189.6 billion, $951.7 billion, $937.4 billion, $869.2 billion, and $759.5 billion at December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

[3]	Capital-to-asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at the end of the period.

[4]	Total assessments include: AHP and REFCORP.

[5]	The Bank adopted Statement of Financial Accounting Standards 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on January 1, 2004, and recorded a $47.2 million reclassification from capital stock to mandatorily redeemable capital stock and $0.1 million loss related to the fair value adjustment on the stock reclassified to mandatorily redeemable capital stock.

[6]	Effective January 1, 2005, the Bank changed its method of accounting for premiums and discounts related to and received on mortgage loans and MBS under Statement of Financial Accounting Standards 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The Bank recorded an $8.8 million gain before assessments to change the amortization period from estimated lives to contractual maturities.

[7]	Operating expenses to average assets ratio is compensation and benefits and operating expenses as a percentage of average assets.

[8]	Cash dividends paid excludes dividends paid on mandatorily redeemable capital stock that is recorded as interest expense. Effective 2005, cash dividends on mandatorily redeemable capital stock is classified as interest expense in accordance with SFAS 150 and amounted to $2.6 million, $2.9 million, and $2.0 million for the years ended December 31, 2007, 2006, and 2005.

ITEM 7–MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Bank’s Management’s Discussion and Analysis (MD&A) is designed to provide information that will help the reader develop a better understanding of the Bank’s financial statements, key financial statement changes from year to year, and the primary factors driving those changes, as well as how recently issued accounting principles affect the Bank’s financial statements. The MD&A is organized as follows:

Forward — Looking Information
Statements contained in this report, including statements describing the objectives, projections, estimates, or future predictions in our operations, may be forward-looking statements. These statements may be identified by the use of forward-looking terminology, such as believes, projects, expects, anticipates, estimates, intends, strategy, plan, may, and will or their negatives or other variations on these terms. By their nature, forward-looking statements involve risk or uncertainty, and actual results could differ materially from those expressed or implied or could affect the extent to which a particular objective, projection, estimate, or prediction is realized.
There can be no assurance that unanticipated risks will not materially and adversely affect our results of operations. For a description of some of the risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements, see “Risk Factors” at page 26. You are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. We take responsibility for any forward-looking statement only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statement.
Executive Overview
The Bank is a cooperatively owned government-sponsored enterprise serving shareholding members in a five-state region (Iowa, Minnesota, Missouri, North Dakota, and South Dakota). The Bank’s mission is to serve as a reliable and stable source of liquidity to our members to support housing finance, including affordable housing and economic development. Our member institutions include commercial banks, savings institutions, credit unions, and insurance companies. We fulfill our mission by providing liquidity to our members in the form of advances and by purchasing mortgage loans from them.
During 2007, the Bank increased attention to delivering member value. The Bank funded $112.0 billion in advances and purchased $371.0 million of single family mortgage loans. The Bank introduced new products and services such as member owned option advances that provide borrowers with a source of long-term financing with prepayment flexibility. The Bank increased its leverage position primarily through the purchase of $3.3 billion in MBS which contributed to increases in investments of $1.0 billion during 2007. These activities contributed to the Bank’s increased net income of $101.4 million, of which the Bank distributed $84.3 million as dividends to members and retained the remaining $17.1 million in retained earnings during 2007.
In 2008, despite the expectations of continuing market volatility, the Bank expects to continue operating safely, soundly, and profitably while fulfilling our mission. We will continue to focus on delivering member value by striving to meet members’ expectations and credit needs. We will seek to attract new members among eligible institutions in our five-state district. The Bank’s market risk exposures will be managed to maintain the Bank’s risk limits within Board-approved levels. Credit risk will be mitigated through sound underwriting and robust collateral standards. Finally, to continue delivering member value, the Bank will closely monitor its external environment, including the general economy and legislative and regulatory initiatives.

Conditions in the Financial Markets
The Bank’s primary source of revenues is derived from net interest income from advances, investments, and mortgage loans. Volumes and yields for our interest earning assets were primarily impacted by economic conditions, conditions in the credit and mortgage markets, and market interest rates.
During the year ended December 31, 2007 general economic and financial market volatility and interest rates had both a positive and negative impact on the Bank’s net interest income. Income was positively impacted by (1) advance, investment, and MPF volumes; (2) changes in the Bank’s funding costs and spreads; and (3) earnings on invested capital. In an effort to protect the Bank from negative impacts to income as a result of changes in interest rates and market volatility, hedging expenses increased.
Economic Conditions
Gross Domestic Product (GDP) in 2005 and 2006 increased 3.2 percent. During 2007, average GDP was 2.1 percent per quarter. During the last half of 2007 the global economy faced a credit and liquidity crisis in part due to the subprime mortgage credit issues and as a result, there was a need for the Federal Reserve and other Central Banks to provide funding.
Mortgage Market Conditions
Many investors stayed out of the market due to the poor performance of securities backed by subprime mortgages with increased delinquencies and foreclosures. Low origination volumes due to stricter lending standards and a decreasing pool of traditional investors created an investment opportunity for the Bank. The combination of fewer buyers as well as securities dealers trying to liquidate positions on their balance sheet allowed the Bank to take advantage of attractively priced, high quality MBS. Increased LIBOR option-adjusted spreads (LOAS) during this same time period, increased the earnings potential on high quality non-subprime MBS. While we cannot predict future outcomes, to date we have experienced only a small amount of credit losses on our holdings of mortgage loans and none on our MBS. This can be accredited to the Bank’s conservative policies pertaining to collateral and investments.

Financial Market Conditions
During the twelve months ended December 31, 2007, average short-term market interest rates were slightly higher while long-term market interest rates declined when compared with 2006. The following table shows information on key average market interest rates for the years ended December 31, 2007 and 2006 and key market interest rates at December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006	December 31,	December 31,
	12-Month	12-Month	2007	2006
	Average	Average	Ending Rate	Ending Rate

Fed effective[1]	5.03%	4.97%	3.06%	5.17%
Three-month LIBOR[1]	5.30	5.20	4.70	5.36
10-year U.S. Treasury[1]	4.63	4.79	4.03	4.70
30-year residential mortgage note[2]	6.34	6.41	6.17	6.18

[1]	Source is Bloomberg.

[2]	Average calculated using The Mortgage Bankers Association Weekly Application Survey and December 31, 2007 and 2006 ending rates from the respective last weeks in 2007 and 2006.
Continued credit and liquidity concerns caused the Federal Open Market Committee (FOMC) to cut the Fed funds rate an additional 50 basis points during the fourth quarter of 2007 bringing the rate to 4.25 percent, 100 basis points lower than year end 2006. From 2006 to 2007, the average Fed funds rate increased 6 basis points to 5.03%. The three-month LIBOR was up 10 basis points compared with the 2006 average and, during the same time period, the 10-year Treasury declined by 16 basis points while the mortgage rate was down 7 basis points.
Developments in the agency debt market impacted the Bank’s cost of funds during the period. Agency spreads to LIBOR tightened on the shorter maturities (maturities of two years or less) during 2007 in comparison with 2006, which decreased the Bank’s short-term funding costs. Agency spreads to LIBOR widened on longer maturities (maturities greater than two years) during the second half of the year when compared with 2006, which increased the Bank’s long-term funding costs. Changes in agency spreads were due to agency refunding needs as a result of the decline in market interest rates.

	Fourth Quarter	Fourth Quarter
	2007	2006	December 31,
	3-Month	3-Month	2007
	Average	Average	Ending Rate
FHLB spreads to LIBOR (basis points)[1]
3-month	(61.3)	(17.0)	(47.8)
2-year	(17.1)	(15.1)	(14.5)
5-year	(9.9)	(13.2)	(9.0)
10-year	(0.7)	(11.5)	2.2

[1] Source is Office of Finance.

Results of Operations for the Years Ended December 31, 2007, 2006, and 2005
Net Income
The following discussion highlights significant factors influencing our results of operations. Average balances are calculated on a daily weighted average basis. Amounts used to calculate percentage variances are based on numbers in thousands. Accordingly, recalculations may not produce the same results when the amounts are disclosed in millions.
Net income was $101.4 million for the year ended December 31, 2007 compared with $89.4 million in 2006. The increase of $12.0 million was primarily due to increased net interest income of $16.8 million, offset by increased assessments of $5.0 million. See further discussion of changes in net interest income in the “net interest income” section following. Assessments increased in response to increased net income before assessments.
Net income decreased $138.3 million for the year ended December 31, 2006 compared with the year ended December 31, 2005. The decrease was primarily due to decreased net interest income of $139.3 million and decreased net gains on derivatives and hedging activities of $36.6 million partially offset by decreased assessments of $47.6 million. See further discussion of changes in net interest income in the “net interest income” section following. For additional discussion of changes in net gains on derivatives and hedging activities see the “hedging activities” section at page 48.
Net Interest Income
Net interest income is the primary performance measure of the Bank’s ongoing operations. Fluctuations in average asset, liability, and capital balances, and the related yields and costs are the primary causes of changes in our net interest income. Net interest income is managed within the context of tradeoff between market risk and return. We closely monitor the various market and business factors that impact earnings, as our profitability tends to be relatively low compared to other financial institutions and more consistent with short-term market interest rates. This is due to our cooperative business model and modest risk profile.

The following tables present average balances and rates of major interest rate sensitive asset and liability categories for the years ended December 31, 2007, 2006, and 2005. The tables also present the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities and the net interest margin between yield on total assets and the cost of total liabilities and capital (dollars in millions).

	2007			2006			2005
			Interest			Interest			Interest
	Average	Yield/	Income/	Average	Yield/	Income/	Average	Yield/	Income/
	Balance	Cost	Expense	Balance	Cost	Expense	Balance	Cost	Expense
Interest-earning assets
Interest-bearing deposits	$51	5.24%	$2.7	$239	4.59%	$11.0	$356	3.48%	$12.4
Securities purchased under agreements to resell	222	5.36%	11.9	305	5.07%	15.5	305	3.29%	10.0
Federal funds sold	3,625	5.20%	188.7	2,770	5.01%	138.7	1,574	3.39%	53.4
Short-term investments[1]	2,212	5.27%	116.5	913	5.04%	46.0	1,171	3.23%	37.8
Mortgage-backed securities[1]	4,974	5.30%	263.6	4,741	5.24%	248.3	3,599	4.69%	168.7
Other investments[1]	39	5.58%	2.2	14	4.39%	0.6	156	3.63%	5.6
Advances[2]	24,720	5.31%	1,313.6	22,216	5.12%	1,136.6	25,651	3.51%	901.6
Mortgage loans[3]	11,248	4.99%	561.6	12,392	4.96%	614.7	14,130	4.87%	688.5

Total interest-earning assets	47,091	5.23%	2,460.8	43,590	5.07%	2,211.4	46,942	4.00%	1,878.0
Noninterest-earning assets	270	—	—	251	—	—	276	—	—

Total assets	$47,361	5.20%	$2,460.8	$43,841	5.04%	$2,211.4	$47,218	3.98%	$1,878.0

Interest-bearing liabilities
Deposits	$1,072	4.79%	$51.4	$736	4.78%	$35.2	$806	3.02%	$24.3
Consolidated obligations
Discount notes	8,597	4.93%	424.0	5,423	4.97%	269.3	5,268	3.04%	160.2
Bonds	34,233	5.22%	1,786.2	34,106	5.05%	1,721.0	37,399	3.69%	1,378.2
Other interest-bearing liabilities	478	5.87%	28.1	579	5.46%	31.6	580	3.72%	21.7

Total interest-bearing liabilities	44,380	5.16%	2,289.7	40,844	5.04%	2,057.1	44,053	3.60%	1,584.4
Noninterest-bearing liabilities	595	—	—	713	—	—	786	—	—

Total liabilities	44,975	5.09%	2,289.7	41,557	4.95%	2,057.1	44,839	3.53%	1,584.4
Capital	2,386	—	—	2,284	—	—	2,379	—	—

Total liabilities and capital	$47,361	4.83%	$2,289.7	$43,841	4.69%	$2,057.1	$47,218	3.36%	$1,584.4

Net interest income and spread		0.07%	$171.1		0.03%	$154.3		0.40%	$293.6

Net interest margin		0.37%			0.35%			0.62%

Average interest-earning assets to interest-bearing liabilities		106.11%			106.72%			106.56%

Composition of net interest income
Asset-liability spread		0.11%	$49.7		0.09%	$41.2		0.45%	$209.6
Earnings on capital		5.09%	121.4		4.95%	113.1		3.53%	84.0

Net interest income			$171.1			$154.3			$293.6

[1]	The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[2]	Advance interest income includes advance prepayment fee income of $1.5 million, $0.5 million, and $0.3 million for the years ended December 31, 2007, 2006, and 2005.

[3]	Nonperforming loans are included in average balances used to determine average rate.

Average assets increased to $47.4 billion in 2007 from $43.8 billion in 2006 and $47.2 billion in 2005. The increase in 2007 was primarily attributable to increases in advances, short-term investments, and Fed funds sold, which were partially offset by decreased average mortgage loans. See the “Asset-liability Spread” at page 44 for further discussion.
Average liabilities increased to $45.0 billion in 2007 from $41.6 billion in 2006 and $44.8 billion in 2005. The increase in 2007 was due to increased levels of discount notes needed to support advance growth. The decrease in 2006 was due primarily to reduced levels of consolidated obligations needed to support the decrease in average asset balances.
Average capital increased $101.5 million in 2007 compared to 2006. The increase was primarily due to an increase in activity-based capital stock requirements to support increased member activities related to advances coupled with growth in retained earnings. Average capital decreased $94.3 million in 2006 compared with 2005. In 2006, the decrease was primarily due to a decline in activity-based capital stock requirements to support decreased member activities related to average advances and mortgage loans. The decrease was partially offset by growth in retained earnings.
Our net interest income is affected by changes in the dollar volumes of our interest-earning assets and interest-bearing liabilities and changes in the average rates of those assets and liabilities. The following table presents the changes in interest income and interest expense between 2007 and 2006 as well as between 2006 and 2005. Changes that cannot be attributed to either rate or volume have been allocated to the rate and volume variances based on relative size (dollars in millions).

	Variance - 2007 vs. 2006			Variance - 2006 vs. 2005
	Total Increase		Total	Total Increase		Total
	(Decrease) Due to		Increase	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income
Interest-bearing deposits	$(9.7)	$1.4	$(8.3)	$(4.7)	$3.3	$(1.4)
Securities purchased under agreements to resell	(4.4)	0.8	(3.6)	—	5.5	5.5
Federal funds sold	44.5	5.5	50.0	52.4	32.9	85.3
Short-term investments	68.3	2.2	70.5	(9.7)	17.9	8.2
Mortgage-backed securities	12.4	2.9	15.3	58.1	21.5	79.6
Other investments	1.4	0.2	1.6	(6.0)	1.0	(5.0)
Advances	133.2	43.8	177.0	(133.5)	368.5	235.0
Mortgage loans	(56.8)	3.7	(53.1)	(86.3)	12.5	(73.8)

Total interest income	188.9	60.5	249.4	(129.7)	463.1	333.4

Interest expense
Deposits	16.1	0.1	16.2	(2.3)	13.2	10.9
Consolidated obligations
Discount notes	156.9	(2.2)	154.7	4.8	104.3	109.1
Bonds	6.5	58.7	65.2	(130.1)	472.9	342.8
Other interest-bearing liabilities	(5.8)	2.3	(3.5)	—	9.9	9.9

Total interest expense	173.7	58.9	232.6	(127.6)	600.3	472.7

Net interest income	$15.2	$1.6	$16.8	$(2.1)	$(137.2)	$(139.3)

The two components of the Bank’s net interest income are earnings from our asset-liability spread and earnings on capital. See further discussion in “Asset-liability Spread” below and “Earnings on Capital” at page 45.

The yield on total interest-earning assets and cost of interest-bearing liabilities are impacted by our use of derivatives to adjust the interest rate sensitivity of assets and liabilities. For the effect of the Bank’s net hedging activities by product see “Hedging Activities” at page 48.
Asset-liability Spread
Asset-liability spread equals the yield on total assets minus the cost of total liabilities. Asset-liability spread income increased $8.5 million for the year ended December 31, 2007 compared with 2006 and declined $168.4 million for the year ended December 31, 2006 when compared with 2005.
The increase in asset-liability spread income during 2007 when compared with 2006 was due to increased net interest spreads as a result of three factors: (1) higher market interest rates due in part to increased credit spreads during 2007 led to higher asset yields; (2) the market concerns caused primarily by poor performance in the mortgage sector led to higher than average yields on our MBS; and (3) the market’s flight-to-quality caused the Bank’s short-term debt costs in relationship to LIBOR to decline to historically low levels. However this resulted in relatively more expensive funding on a long-term basis. The Bank’s net interest income was impacted by the above events as follows:
•	Interest income on our advance portfolio (including advance prepayment fees, net) increased $177.0 million or approximately 16 percent to $1,313.6 million for the year ended December 31, 2007 compared with $1,136.6 million for the year ended December 31, 2006. This was primarily due to increased advance volumes and secondarily due to increased interest rates.

•	Interest income from mortgage backed securities increased $15.3 million or approximately 6 percent to $263.6 million for the year ended December 31, 2007 from $248.3 million for the year ended December 31, 2006. This was also due primarily to higher volumes and secondarily due to higher yields.

•	Interest income from mortgage loans held for portfolio decreased $53.1 million or approximately 9 percent to $561.6 million for the year ended December 31, 2007 from $614.7 million for the year ended December 31, 2006. The decrease was primarily due to pay-downs of the existing portfolio exceeding new loan acquisitions. Although pay-downs continue to exceed new loan acquisitions, pay-downs slowed in 2007 when compared with 2006.

•	Interest expense from consolidated obligation bonds increased $65.2 million or approximately 4 percent to $1.8 billion for the year ended December 31, 2007 from $1.7 billion for the year ended December 31, 2006. The increase was primarily due to increased costs on longer-term debt.

•	Interest expense from discount notes increased $154.7 million or approximately 57 percent to $424.0 million for the year ended December 31, 2007 from $269.3 million for the year ended December 31, 2006. This increase was due to the increased volume in response to increased member advance activity during the second half of 2007, partially offset by lower costs on short-term debt.

Net interest spread decreased in 2006 when compared with 2005 because the interest rate swaps hedging mortgage assets did not qualify for hedge accounting during 2005. As a result, a significant amount of net interest expense on derivatives was recorded in other income in 2005. The classification of the interest payments and accruals on economic hedges in other income resulted in higher earnings on asset-liability spread than would have otherwise been expected. Additionally, as the cost of liabilities funding the swapped mortgage assets increased in 2005 due to increased short- and intermediate-term rates, the yield on mortgage assets represented the fixed rate yield and was not impacted by the swap accruals. Because the yield on mortgage assets was not impacted by the swap accruals as the swap expense was reported in other income, the overall yield on mortgage assets increased. We subsequently terminated the derivatives in the economic hedge relationship related to mortgage loans in the fourth quarter of 2005.
Earnings on Capital
We invest our capital to generate earnings, generally for the same repricing maturity as the assets being supported. Earnings on capital is computed as the average cost of interest-bearing liabilities multiplied by the difference between the amount of assets and the amount of liabilities. A considerable portion of our net interest income is derived from the earnings on invested capital.
Earnings on capital increased $8.3 million in 2007 and $29.1 million in 2006. In 2007, the increase was greater due to larger average capital balances. Average capital increased $102.0 million during 2007 compared with 2006 primarily due to an increase in activity-based capital stock to support member advances coupled with growth in retained earnings. In 2006, the increase was due to higher interest rates but was somewhat offset by a decrease in activity-based average capital. Average capital decreased $95.0 million in 2006 primarily due to a decline in capital stock to support member advances and mortgage loans.
Future asset-liability spreads and earnings on capital could be affected positively or negatively by a variety of factors, including general economic conditions, competition, developments affecting GSEs, and actions by rating agencies, regulators, or Congress.

Net Interest Income by Segment
The Bank’s segment results are analyzed on an adjusted net interest income basis. Adjusted net interest income includes the impact of net interest income plus interest income and expense associated with economic hedges. A description of these segments is included in the “Business Segments” section at page 5. The following shows the Bank’s financial performance by operating segment and a reconciliation of financial performance to net interest income for the years ended December 31, 2007, 2006, and 2005 (dollars in millions):

	2007	2006	2005

Adjusted net interest income after mortgage loan provision by operating segment

Member Finance	$145.1	$122.1	$111.2
Mortgage Finance	$24.3	$32.5	$46.9

Total	$169.4	$154.6	$158.1

Reconciliation to the Bank’s operating segment results to net interest income

Adjusted net interest income	$169.4	$154.6	$158.1
Net interest expense on economic hedges	1.7	0.2	135.5

Net interest income after mortgage loan credit loss provision	$171.1	$154.8	$293.6

Member Finance
Member Finance adjusted net interest income increased $23.0 million during 2007 when compared with 2006. The increase during 2007 was largely attributable to higher returns on invested capital due to an increase in the segment’s average asset balances. The segment’s average assets increased $4.4 billion to $31.1 billion for the year ended December 31, 2007 compared with the same period in 2006 primarily due to increased average advances.
Member Finance adjusted net interest income increased $10.9 million during 2006 when compared with 2005. The increase was attributable to higher returns on invested capital due to the increased interest rate environment partially offset by lower average asset balances. The segment’s average assets decreased $2.8 billion during the year ended December 31, 2006 when compared with the same period in 2005 primarily due to decreased average advances and investments.
Factors influencing the higher returns on invested capital are discussed in “Net Interest Income” beginning at page 41.

Mortgage Finance
The Mortgage Finance segment adjusted net interest income decreased $8.2 million in 2007 when compared with 2006 and $14.4 million in 2006 when compared with 2005. The decreases in both 2007 and 2006 were attributable to lower average asset balances partially offset by higher returns on invested capital. The segment’s average assets decreased to $16.2 billion for 2007 from $17.1 billion for 2006 and $17.7 billion for 2005 primarily due to a decline in our average mortgage loans held for portfolio as paydowns exceeded new loan originations. The decline in both 2007 and 2006 was partially offset by an increase in average MBS. Average MBS increased to $5.0 billion for the year ended December 31, 2007 compared with $4.7 billion for the year ended December 31, 2006 and $3.6 billion for the year ended December 31, 2005. Income from MBS increased $15.3 million for the year ended December 31, 2007 compared with the year ended December 31, 2006 and $79.6 million for the year ended December 31, 2006 compared with the same period in 2005.
Factors influencing the higher returns on invested capital are discussed in “Net Interest Income” beginning at page 41.
Provision for Credit Losses on Mortgage Loans
We recorded an increase to our provision for credit losses of $69,000 during 2007, and a decrease of $0.5 million during 2006. The increase in 2007 and decrease in 2006 were based upon the Bank’s quarterly evaluation that reviewed the performance and characteristics of the mortgage loans in the Bank’s MPF portfolio. For additional discussion see “Mortgage Assets” beginning at page 95.
Other Income
The following table presents the components of other income for the years ended December 31, 2007, 2006, and 2005 (dollars in millions):

	2007	2006	2005

Service fees	$2.2	$2.4	$2.5
Net realized gain on available-for-sale securities	—	—	2.7
Net realized gain on held-to-maturity securities	0.5	—	—
Net gain on derivatives and hedging activities	4.5	2.3	38.9
Other, net	3.1	4.0	2.7

Total other income	$10.3	$8.7	$46.8

Other income can be volatile from period to period depending on the type of financial activity reported. Other income increased $1.6 million in 2007 compared with 2006 and decreased $38.1 million in 2006 compared with 2005. The changes in other income during both 2007 and 2006 were primarily due to changes net gains on derivatives and hedging activities. For additional information about the Bank’s net gains on derivatives and hedging activities, see “Hedging Activities” at page 48.
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

The following tables categorize the net effect of hedging activities on net income by product for the years ended December 31, 2007, 2006, and 2005 (dollars in millions). The table excludes the interest component on derivatives as this amount will be offset by the interest component on the hedged item. Because the purpose of the hedging activity is to protect net interest income against changes in interest rates, the absolute increase or decrease of interest income from interest-earning assets or interest expense from interest-bearing liabilities is not as important as the relationship of the hedging activities to overall net interest income.

	2007
Net effect of		Mortgage	Consolidated	Balance
Hedging Activities	Advances	Assets	Obligations	Sheet	Total

Amortization/accretion	$(1.0)	$(2.0)	$(34.1)	$—	$(37.1)

Net realized and unrealized gains (losses) on derivatives and hedging activities	2.6	—	0.5	—	3.1
Gains (losses) — Economic Hedges	(0.6)	—	4.2	(2.2)	1.4

Reported in Other Income	2.0	—	4.7	(2.2)	4.5

Total	$1.0	$(2.0)	$(29.4)	$(2.2)	$(32.6)

	2006
Net effect of		Mortgage	Consolidated	Balance
Hedging Activities	Advances	Assets	Obligations	Sheet	Total

Amortization/accretion	$(2.2)	$(2.1)	$(43.2)	$—	$(47.5)

Net realized and unrealized gains (losses) on derivatives and hedging activities	3.6	—	(0.9)	—	2.7
Gains (losses) — Economic Hedges	(0.2)	—	0.1	(0.3)	(0.4)

Reported in Other Income	3.4	—	(0.8)	(0.3)	2.3

Total	$1.2	$(2.1)	$(44.0)	$(0.3)	$(45.2)

	2005
Net effect of		Mortgage	Consolidated	Balance
Hedging Activities	Advances	Assets	Obligations	Sheet	Total

Amortization/accretion	$(1.7)	$(2.9)	$(25.9)	$—	$(30.5)

Net realized and unrealized gains on derivatives and hedging activities	1.8	—	4.2	—	6.0
Gains — Economic Hedges	8.5	24.4	—	—	32.9

Reported in Other Income	10.3	24.4	4.2	—	38.9

Total	$8.6	$21.5	$(21.7)	$—	$8.4

Amortization/accretion. The effect of hedging on amortization and accretion varies from period to period depending on the Bank’s activities, such as terminating certain consolidated obligation and mortgage asset hedge relationships to manage our risk profile, and the amount of upfront fees received or paid on derivative transactions. Consolidated obligation amortization/accretion expense decreased in 2007 compared with 2006 and increased in 2006 compared with 2005 primarily due to changes in basis adjustment amortization expense from terminated hedges.
Net realized and unrealized gains on derivatives and hedging activities. Hedge ineffectiveness occurs when changes in fair value of the derivative and the related hedged item do not perfectly offset each other. Hedge ineffectiveness gains during the 2007 and 2006 were primarily due to advance hedge relationships. Hedge ineffectiveness gains and losses during 2005 were primarily due to advances and consolidated obligation hedge relationships. Hedge ineffectiveness is driven by changes in the benchmark interest rate and volatility. As the benchmark interest rate changes and the magnitude of that change intensifies, so will the impact on the Bank’s net realized and unrealized gains on derivatives and hedging activities. Additionally, volatility in the marketplace may intensify this impact.
Gains (losses) — Economic Hedges. During 2007, economic hedges were primarily used to manage interest rate and prepayment risks in our balance sheet. Economic hedges do not qualify for hedge accounting and as a result the Bank records a gain or loss on the derivative instrument without recording the corresponding loss or gain on the hedged item. In addition, the interest accruals on the hedging instrument are recorded as a component of other income instead of a component of net interest income. Gains on economic hedges increased $1.8 million during 2007 when compared with 2006 primarily due to increased gains on economic hedges of the Bank’s consolidated obligations which was partially offset by increased losses on economic hedges of balance sheet risk. Economic hedges of consolidated obligations increased in 2007 due to the loss of hedge accounting on certain hedge relationships that failed to meet the ongoing effectiveness requirements in SFAS 133. Balance sheet economic hedges increased in 2007 due to the Bank’s increased usage of swaptions, caps, and floors as a result of an amended Financial Risk Management Policy with lower interest rate risk tolerance levels, increased volatility in the market, and changes to the composition of the Bank’s balance sheet.
Gains on economic hedges in 2005 resulted from economic interest rate swaps on our fixed rate mortgage portfolio funded with variable rate debt. Because the interest rate swaps on the mortgage assets were economic hedges and did not qualify for hedge accounting, the related interest accruals were recorded in other income instead of net interest income. These economic hedges were terminated in late 2005 in part to eliminate the earnings volatility associated with these economic hedges.

Other Expenses
The following table shows the components of other expenses for the three years ended December 31, 2007, 2006, and 2005 (dollars in millions):

	2007	2006	2005

Compensation and benefits	$24.8	$22.6	$20.3

Occupancy cost	1.6	0.7	0.7
Other operating expenses	13.0	15.7	15.3

Total operating expenses	14.6	16.4	16.0

Finance Board	1.5	1.5	1.7
Office of Finance	1.5	1.0	1.0

Total other expense	$42.4	$41.5	$39.0

Compensation and benefits increased $2.2 million in 2007 compared with 2006 and $2.3 million in 2006 compared with 2005. The increases reflect expenses for making staff additions, increasing market costs associated with salaries and employee benefits, employee training and development, and funding our portion of the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan).
Total operating expenses decreased $1.8 million in 2007 compared with those in 2006. While professional fees decreased $2.6 million, there was an offsetting increase of $0.9 million related to occupancy cost.

Statements of Condition at December 31, 2007 and 2006
Financial Highlights
The Bank’s members are both stockholders and customers. Our primary business objective is to be a reliable source of low-cost liquidity to our members while safeguarding their capital investment in us. Due to our cooperative nature, our assets, liabilities, capital, and financial strategies reflect changes in membership composition and member business activities with the Bank.
The Bank’s total assets increased 45 percent to $60.8 billion at December 31, 2007 from $42.0 billion at December 31, 2006. Total liabilities increased 45 percent to $57.7 billion at December 31, 2007 from $39.8 billion at December 31, 2006. Total capital increased 36 percent to $3.1 billion at December 31, 2007 from $2.2 billion at December 31, 2006. The overall financial condition for the periods presented has been influenced by changes in member advance activity, mortgage loan balances, investment activity, and funding activities. See further discussion of changes in the Bank’s financial condition in the appropriate sections that follow.
Advances
Our advance portfolio increased $18.5 billion or 85 percent to $40.4 billion at December 31, 2007 from $21.9 billion at December 31, 2006. Advance balances increased significantly due to increased activity from our members in response to the market credit and liquidity crisis that began in the second half of 2007 as discussed in the “Conditions in Financial Markets” at page 39. During this period our advances were a competitive alternative for our members and our efficient access to the capital markets allowed us to provide our membership with a stable, low cost source of funding. In addition, the Bank offered two new callable advance products during 2007 which further increased advances at December 31, 2007.
Members are required to purchase and maintain activity-based capital stock to support outstanding advances. Changes in advances are accompanied by changes in capital stock, unless the member already owns excess activity-based stock. At December 31, 2007 and 2006, advance activity-based stock as a percentage of the advance portfolio was 4.45 percent.

The composition of our advances based on remaining term to scheduled maturity at December 31, 2007 and 2006 was as follows (dollars in millions):

	2007		2006
		Percent of		Percent of
	Amount	Total	Amount	Total
Simple fixed rate advances
Overdrawn demand deposit accounts	$—	—%	$1	—%
One month or less	14,737	36.8	2,592	11.9
Over one month through one year	3,793	9.5	2,413	11.0
Greater than one year	7,907	19.8	5,592	25.6

	26,437	66.1	10,598	48.5
Simple variable rate advances
One month or less	23	0.0	17	0.1
Over one month through one year	126	0.3	344	1.6
Greater than one year	3,433	8.6	3,617	16.5

	3,582	8.9	3,978	18.2

Callable advances
Fixed rate	235	0.6	268	1.2
Variable rate	1,033	2.6	—	—
Putable advances
Fixed rate	7,249	18.1	5,833	26.7
Community investment advances
Fixed rate	1,021	2.5	892	4.1
Variable rate	104	0.2	45	0.2
Callable — fixed rate	61	0.2	71	0.3
Putable — fixed rate	300	0.8	166	0.8

Total par value	40,022	100.0%	21,851	100.0%

Hedging fair value adjustments
Cumulative fair value gain (loss)	383		(3)
Basis adjustments from terminated hedges	7		7

Total advances	$40,412		$21,855

The following tables show advance balances for our five largest member borrowers at December 31, 2007 and 2006 (dollars in millions):

				Percent of
			2007	Total
Name	City	State	Advances[1]	Advances

Wells Fargo Bank, N.A.	Sioux Falls	SD	$11,300	28.2%
ING USA Annuity and Life Insurance Company	Des Moines	IA	2,884	7.2
TCF National Bank	Wayzata	MN	2,375	5.9
Transamerica Occidental Life Insurance Company	Cedar Rapids	IA	2,225	5.6
Aviva Life and Annuity Company[3]	Des Moines	IA	1,863	4.7

			20,647	51.6

Housing associates			3	—
All others			19,372	48.4

Total advances (at par value)			$40,022	100.0%

				Percent of
			2006	Total
Name	City	State	Advances[1]	Advances

Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	$1,600	7.3%
AmerUs Life Insurance Company[3]	Des Moines	IA	1,511	6.9
TCF National Bank	Wayzata	MN	1,425	6.5
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	1,300	6.0
Bank Midwest, N.A.	Kansas City	MO	586	2.7

			6,422	29.4

Housing associates			4	—
All others			15,425	70.6

Total advances (at par value)			$21,851	100.0%

[1]	Amounts represent par value before considering unamortized commitment fees, premiums and discounts, and hedging fair value adjustments.

[2]	Transamerica Occidental Life Insurance Company and Transamerica Life Insurance Company are affiliates.

[3]	In 2007 Aviva Life and Annuity Company acquired AmerUs Life Insurance Company.

Mortgage Loans
The following table shows information at December 31, 2007 and 2006 on mortgage loans held for portfolio (dollars in millions):

	2007	2006
Single family mortgages
Fixed rate conventional loans
Contractual maturity less than or equal to 15 years	$2,567	$2,941
Contractual maturity greater than 15 years	7,762	8,308

Subtotal	10,329	11,249

Fixed rate government-insured loans
Contractual maturity less than or equal to 15 years	3	3
Contractual maturity greater than 15 years	458	508

Subtotal	461	511

Total par value	10,790	11,760

Premiums	97	113
Discounts	(93)	(108)
Basis adjustments from terminated hedges	8	10
Allowance for credit losses	—	—

Total mortgage loans held for portfolio, net	$10,802	$11,775

Mortgage loans decreased $1.0 billion or 8 percent at December 31, 2007 as we purchased $0.4 billion of loans through the MPF program and received principal repayments of $1.4 billion in 2007. In 2006, we purchased $0.4 billion of loans and received principal repayments of $1.6 billion. The weighted average pay-down rate for mortgage loans in 2007 was approximately 11 percent compared with approximately 12 percent in 2006.
Mortgage loans acquired from members have historically been concentrated with Superior Guaranty Insurance Company (Superior), an affiliate of Wells Fargo. At December 31, 2007 and 2006 we held mortgage loans acquired from Superior amounting to $8.9 billion and $10.0 billion. At December 31, 2007 and 2006, these loans represented 83 percent and 85 percent of total mortgage loans at par value. Superior did not deliver any whole mortgages in 2007 or 2006 and we do not expect Superior to deliver whole mortgages to the Bank for the foreseeable future.
While we expect our mortgage loan portfolio to decline in the long-term, steady originations coupled with a slow down in prepayments caused our mortgage portfolio to decline less during 2007 when compared with the decline in 2006. We expect this trend may continue in 2008.

Members are required to purchase and maintain activity-based capital stock to support outstanding mortgage loans. Changes in mortgage loans are accompanied by changes in capital stock, unless the member already owns excess activity-based stock. Beginning July 1, 2003, we required members to maintain activity-based capital stock amounting to 4.45 percent of outstanding acquired member assets. Acquired member assets purchased before July 1, 2003 were subject to the capital requirements specified in the contracts in effect at the time the assets were purchased. At December 31, 2007, mortgage loan activity-based stock as a percentage of the mortgage portfolio was 4.39 percent compared with 4.38 percent at December 31, 2006.
Investments
The following table shows the book value of investments at December 31, 2007 and 2006 (dollars in millions):

	2007		2006
		Percent of		Percent of
	Amount	Total	Amount	Total
Short-term investments
Interest-bearing deposits	$100	1.0%	$11	0.1%
Securities purchased under agreements to resell	—	—	305	3.7
Federal funds sold	1,805	19.5	1,625	19.8
Commercial paper	200	2.2	1,323	16.1
Government-sponsored enterprise obligations	219	2.4	562	6.9
Other	6	0.1	—	—

	2,330	25.2	3,826	46.6

Mortgage-backed securities
Government-sponsored enterprises	6,672	72.2	4,144	50.5
U.S. government agency-guaranteed	64	0.7	81	1.0
MPF shared funding	53	0.6	61	0.7
Other	48	0.5	94	1.1

	6,837	74.0	4,380	53.3

State or local housing agency obligations	74	0.8	4	0.0
Other	3	0.0	9	0.1

Total investments	$9,244	100.0%	$8,219	100.0%

Investments as a percent of total assets		15.2%		19.5%

Investment balances increased $1.0 billion or 12 percent at December 31, 2007 compared with December 31, 2006. The increase was primarily due to increased GSE MBS. Spreads on floating rate GSE MBS improved during 2007 due to market conditions that made them an attractive investment during the year. The level of short-term investments will vary according to changes in other asset classes, levels of capital, and management of our leverage ratio. The weighted average pay-down rate for MBS in 2007 was approximately 14 percent compared with approximately 20 percent in 2006.
The Bank has reviewed its available-for-sale and held-to-maturity investments and has determined that all unrealized losses are due to the current market environment. The Bank determined all unrealized losses are temporary, based in part on the creditworthiness of the issuers as well as the underlying collateral, if applicable. The Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses and does not consider the investments to be other-than-temporarily impaired at December 31, 2007.
Consolidated Obligations
Consolidated obligations, which include discount notes and bonds, are the primary source of funds to support our advances, mortgage loans, and investments. We make significant use of derivatives to restructure interest rates on consolidated obligations to better match our funding needs and reduce funding costs. This generally means converting fixed rates to variable rates. At December 31, 2007, the book value of the consolidated obligations issued on the Bank’s behalf totaled $56.1 billion compared with $37.8 billion at December 31, 2006.
Discount Notes
The following table shows the Bank’s participation in consolidated discount notes, all of which are due within one year, at December 31, 2007 and 2006 (dollars in millions):

	2007	2006

Par value	$21,544	$4,700
Discounts	(43)	(15)

Total discount notes	$21,501	$4,685

The increase in discount notes was due to increased funding needs resulting from increased advance activity in 2007.

Bonds
The following table shows the Bank’s participation in consolidated bonds based on remaining term to maturity at December 31, 2007 and 2006 (dollars in millions):

Year of Maturity	2007	2006

2007	$—	$6,098
2008	6,438	5,660
2009	5,628	4,505
2010	4,329	2,622
2011	2,754	2,292
2012	2,018	1,679
Thereafter	10,588	7,545
Index amortizing notes	2,667	2,978

Total par value	34,422	33,379

Premiums	48	33
Discounts	(38)	(23)
Hedging fair value adjustments
Cumulative fair value gain	226	(195)
Basis adjustments from terminated hedges	(94)	(128)

Total bonds	$34,564	$33,066

Bonds outstanding included the following at December 31, 2007 and 2006 (dollars in millions):

	2007	2006
Par amount of bonds
Noncallable or nonputable	$26,045	$22,421
Callable	8,377	10,958

Total par value	$34,422	$33,379

Regulations require each FHLBank to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; obligations of, or fully guaranteed by, the U.S. government; secured advances; mortgages that have any guaranty, insurance, or commitment from the U.S. government or any agency of the U.S. government; investments described in section 16(a) of the FHLBank Act, which, among other items, include investments that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and other securities that are rated Aaa by Moody’s, AAA by S&P, or AAA by Fitch.

Deposits
The following table shows our deposits by product type at December 31, 2007 and 2006 (dollars in millions):

	2007		2006
		Percent of		Percent of
	Amount	Total	Amount	Total
Interest-bearing
Overnight	$649	72.6%	$737	78.3%
Demand	153	17.1	142	15.1
Term	71	7.9	20	2.1

Total interest-bearing	873	97.6	899	95.5

Noninterest-bearing	21	2.4	42	4.5

Total deposits	$894	100.0%	$941	100.0%

The level of deposits will vary based on member alternatives for short-term investments and timing of Bank transactions with nonmember counterparties.
At December 31, 2007, time deposits in denominations of $100,000 or more amounted to $70.9 million. The table below presents the maturities for time deposits in denominations of $100,000 or more by remaining maturity at December 31, 2007 (dollars in millions):

		Over three	Over six
	Three	months but	months but
	months	within six	within 12
	or less	months	months	Total
Time certificates of deposit	$66.9	$3.3	$0.7	$70.9

Capital
At December 31, 2007, total capital (including capital stock, retained earnings, and accumulated other comprehensive income) was $3.1 billion compared with $2.2 billion at December 31, 2006. The increase was primarily due to an increase in activity-based capital stock requirements to support member activities related to advances as well as an increase in retained earnings.

Derivatives
The notional amount of derivatives reflects the volume of our hedges, but it does not measure the credit exposure of the Bank because there is no principal at risk. The following table categorizes the notional amount of our derivatives at December 31, 2007 and 2006 (dollars in millions):

	2007	2006
Notional amount of derivatives
Interest rate swaps
Noncancelable	$18,555	$15,697
Cancelable by counterparty	14,070	12,245
Cancelable by the Bank	10	—

	32,635	27,942

Interest rate swaptions	6,500	1,425
Interest rate caps	1,700	100
Forward settlement agreements	23	17
Mortgage delivery commitments	23	16

Total notional amount	$40,881	$29,500

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

The following table categorizes the notional amount and the estimated fair value of derivative financial instruments, excluding accrued interest, by product and type of accounting treatment. The category fair value represents hedges that qualify for fair value hedge accounting. The category economic represents hedge strategies that do not qualify for hedge accounting. Amounts at December 31, 2007 and 2006 were as follows (dollars in millions):

	2007		2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Advances
Fair value	$14,611	$(391)	$11,935	$(8)
Economic	500	—	500	—
Mortgage Assets
Mortgage-backed securities
Economic	—	—	100	—
Forward settlement agreements
Economic	23	—	17	—
Mortgage delivery commitments
Economic	23	—	16	—
Consolidated obligations Bonds
Fair value	17,524	206	15,492	(221)
Economic	—	—	15	—
Balance Sheet
Economic	8,200	1	1,425	—

Total notional and fair value	$40,881	$(184)	$29,500	$(229)

Total derivatives, excluding accrued interest		(184)		(229)
Accrued interest		138		102

Net derivative balance		$(46)		$(127)

Net derivative assets		92		36
Net derivative liabilities		(138)		(163)

Net derivative balance		$(46)		$(127)

The Bank protects itself from changes in interest rates by purchasing interest rate swaptions, caps, and floors. We record these derivatives as economic hedges of our balance sheet and record changes in fair value in other income as net gain (loss) on derivatives and hedging activities.
At December 31, 2007, the Bank did not have any embedded derivatives that required bifurcation. At December 31, 2006, the Bank had one callable bond with a par amount of $15.1 million that contained an embedded derivative that had been bifurcated from its host. The fair value of this embedded derivative is presented on a combined basis with the host contract and not included in the above table. The fair value of the embedded derivative was a liability of $0.1 million at December 31, 2006.
See additional discussion regarding our derivative contracts in the “Derivatives” section at page 89.

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
During 2007, we received proceeds from the issuance of short-term consolidated discount notes of $619.8 billion and proceeds from the issuance of intermediate- to long-term consolidated bonds of $8.7 billion. During 2006, we received proceeds from the issuance of short-term consolidated discount notes of $738.8 billion and proceeds from the issuance of intermediate- to long-term consolidated bonds of $5.9 billion. Short-term consolidated discount note issuances decreased during 2007 compared to 2006 as the Bank restricted its investment activity to short-term investments with maturities generally less than 30 days in 2006. This restriction led to increased levels of discount note issuances with less than 30 day maturities during 2006 as the Bank looked to match fund this short-term investment activity. During 2007, the Bank increased its investment activity in longer maturity investments with terms greater than 30 days. This extension of asset maturities allowed the Bank to rely more on the issuance of longer term consolidated discount notes, that is, those with maturities in excess of 30 days but less than one year, and consolidated bonds in support of our asset/liability management strategy thereby decreasing the need to continuously roll over maturing discount notes. While the issuance of short-term discount notes decreased in 2007 compared to 2006, the decrease was partially offset by the Bank issuing discount notes to fund our increased advance activity during 2007.
Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The par amounts of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $1,133.7 billion and $913.6 billion at December 31, 2007 and 2006.

Consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AAA/A-1+ by Standard & Poor’s. These ratings measure the likelihood of timely payment of principal and interest on the consolidated obligations. Our ability to raise funds in the capital markets can be affected by these credit ratings.
Other sources of liquidity include cash, interest on short-term investments, payments collected on advances and mortgage loans, fees received on interest rate swaps, proceeds from the issuance of capital stock, member deposits, Federal funds purchased, other FHLBank borrowings, securities sold under agreements to repurchase, and current period earnings. Additionally, in the event of significant market disruptions or local disasters, the Bank President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve if funds are made available to the FHLBanks during a time of crisis. To provide further access to funding, the FHLBank Act authorizes the Secretary of the Treasury to purchase consolidated obligations from all FHLBanks up to an aggregate principal amount of $4.0 billion. This type of funding was not accessed during 2007 or 2006. We do not have any further off-balance sheet sources of liquidity.
We had cash and short-term investments with a book value of $2.4 billion and $3.8 billion at December 31, 2007 and 2006. The level of short-term investments will vary according to changes in other asset classes, levels of capital, and management of our leverage ratio. We adjust cash and short-term investments to maintain our targeted leverage ratio and to manage excess funds.
Uses of Liquidity
Our primary use of liquidity is the repayment of consolidated obligations. During 2007, we made payments for maturing short-term consolidated discount notes of $603.0 billion and payments for maturing and retiring intermediate- to long-term consolidated bonds of $7.6 billion. In 2006, we made payments for maturing short-term consolidated discount notes of $738.1 billion and payments for maturing and retiring intermediate- to long-term consolidated bonds of $10.1 billion.
Other uses of liquidity include issuance of advances, purchases of mortgage loans and investments, repayment of member deposits, redemption or repurchase of capital stock, and payment of dividends.

Liquidity Requirements
Regulatory Requirements
Finance Board regulations mandate three liquidity requirements. First, contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five business days of inability to access the consolidated obligation debt markets. The following table shows our sources of contingent liquidity to support operations for five business days compared to our liquidity needs at December 31, 2007 and 2006 (dollars in billions):

	2007	2006

Unencumbered marketable assets maturing within one year	$2.2	$3.3
Advances maturing in seven days or less	7.5	1.3
Unencumbered assets available for repurchase agreement borrowings	6.8	4.4

Total	$16.5	$9.0

Liquidity needs for five business days	$10.5	$2.8

The Bank’s sources of contingent liquidity and liquidity needs for five business days increased at December 31, 2007 when compared with December 31, 2006 due to increased short-term borrowing activity from our members at the end of 2007. For additional details see “Conditions in the Financial Markets” at page 39.
Second, Finance Board regulations require us to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this regulation at December 31, 2007 and 2006 (dollars in billions):

	2007	2006
Advances with maturities not exceeding five years	$31.4	$15.5
Deposits in banks or trust companies	0.1	—

Total	$31.5	$15.5

Deposits	$0.9	$0.9

Third, Finance Board regulations require us to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in the total consolidated obligations outstanding. The following table shows our compliance with this regulation at December 31, 2007 and 2006 (dollars in billions):

	2007	2006

Total qualifying assets	$60.6	$41.9
Less: pledged assets	0.2	0.5

Total qualifying assets free of lien or pledge	$60.4	$41.4

Consolidated obligations outstanding	$56.1	$37.8

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
The following table shows our contingent liquidity requirement at December 31, 2007 and December 31, 2006 (dollars in billions):

	December 31,	December 31,
	2007	2006

Required liquidity	$(3.7)	$(2.5)
Available assets	5.9	3.8

Excess contingent liquidity	$2.2	$1.3

The Bank was in compliance with its contingent liquidity policy at December 31, 2007.

Capital
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
For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock, including mandatorily redeemable capital stock, plus retained earnings. The following table shows the Bank’s compliance with the Finance Board’s capital requirements at December 31, 2007 and 2006 (dollars in millions):

	2007		2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$578	$3,124	$491	$2,315
Total capital-to-asset ratio	4.00%	5.14%	4.00%	5.50%
Total regulatory capital	$2,431	$3,124	$1,682	$2,315
Leverage ratio	5.00%	7.71%	5.00%	8.26%
Leverage capital	$3,038	$4,687	$2,102	$3,472
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

Each member must maintain Class B membership stock in an amount equal to 0.12 percent of the member’s total assets as of the preceding December 31 subject to a cap of $10.0 million and a floor of $10,000. Each member must also maintain Class B activity-based stock in an amount equal to the total of:
(1)	A specified percentage of its outstanding advances. As of December 31, 2007 the percentage was 4.45 percent.

(2)	A specified percentage of its acquired member assets; however, acquired member assets purchased by the Bank before the July 1, 2003, conversion date are subject to the capital requirements specified in the contracts in effect at the time the assets were purchased in lieu of the initial activity-based stock requirement. As of December 31, 2007, the percentage was 4.45 percent.

(3)	A specified percentage of its standby letters of credit. As of December 31, 2007, the percentage was 0.15 percent.

(4)	A specified percentage of its advance commitments. As of December 31, 2007, the percentage was 0.00 percent.

(5)	A specified percentage of its acquired member assets commitments. As of December 31, 2007, the percentage was 0.00 percent.
The Bank cannot redeem or repurchase any membership or activity-based stock if the repurchase or redemption would cause a member to be out of compliance with its required investment.
The membership stock and activity-based stock percentages may be adjusted by the Bank’s Board of Directors within ranges established in the capital plan.
The Bank’s Board of Directors has a right and an obligation to call for additional capital stock purchases by its members if certain conditions exist.
Holders of Class B stock own a proportionate share of the Bank’s retained earnings, paid-in surplus, undivided profits, and equity reserves. Holders of Class B stock have no right to receive any portion of these values except through the declaration of dividends or capital distributions or upon liquidation of the Bank. The Bank’s Board of Directors may declare and pay a dividend only from current earnings or previous retained earnings. However, in August 2006, the Bank’s Board of Directors amended its reserve capital policy to include a limitation on the payment of dividends not to exceed GAAP net income earned in the fiscal period for which the dividend is declared. The Board of Directors may not declare or pay any dividends if the Bank is not in compliance with its capital requirements or, if after paying the dividend, the Bank would not be in compliance with its capital requirements. In addition, before declaring or paying any dividend, the Bank must certify to the Finance Board that it will remain in compliance with the regulatory liquidity requirements and will remain capable of making full and timely payment of its current obligations coming due during the next quarter.

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
The Bank’s regulatory capital-to-asset ratio at December 31, 2007 and 2006 would have been 5.00 percent and 5.29 percent if all excess capital stock had been repurchased.
Because membership is voluntary for all members, a member can provide a notice of withdrawal from membership at any time. If a member provides notice of withdrawal from membership, the Bank will not redeem any membership stock until five years from the date of receipt of a notice of withdrawal. If a member purchases any membership stock following the Bank’s receipt of a notice of withdrawal, the five-year redemption period commences on the date the Bank issues the membership stock. If a member that withdraws from membership owns any activity-based stock, the Bank will not redeem any required activity-based stock until the later of five years from the date that membership terminates or until the activity no longer remains outstanding. However, if any activity-based stock becomes excess activity-based stock during this time period as a result of the activity no longer being outstanding, the Bank will follow its usual practices with regard to the repurchase of excess activity-based stock described in the preceding paragraph.

A member may cancel any pending notice of redemption before the completion of the five-year redemption period by providing written notice of cancellation to the Bank. Prior to May of 2007, the Bank would impose a cancellation fee on any member that cancelled a notice of redemption. The Bank charged a cancellation fee equal to one to five percent of the par value of the shares of capital stock subject to the notice of redemption as determined by the date of receipt by the Bank of the notice of cancellation. Effective May 14, 2007, the Board of Directors determined that the cancellation fee would be set at zero. This change applies to all previously submitted notices and any future notices of redemption or withdrawal. The Board retains the right to change the cancellation fee in the future. The Bank will provide at least 15 days advance written notice to each member of any adjustment or amendment to its cancellation fee.
A notice of redemption by a member (whose membership has not been terminated) will automatically be cancelled if, within five business days after the expiration of the five-year redemption period, the Bank is prevented from redeeming the member’s capital stock because such redemption would cause the member to fail to meet its minimum investment after such redemption. The automatic cancellation will have the same effect as a voluntary cancellation.
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
Capital Stock
We had 27.2 million shares of capital stock outstanding at December 31, 2007 compared with 19.1 million shares outstanding at December 31, 2006. We issued 20.0 million shares to members and repurchased 12.1 million shares from members during 2007. We issued 6.8 million shares to members and repurchased 7.0 million shares from members during 2006. Approximately 86 percent and 80 percent of our capital stock outstanding at December 31, 2007 and 2006 was activity-based stock that fluctuates primarily with the outstanding balances of advances made to members and mortgage loans purchased from members. In addition, during the third quarter of 2007, a member rescinded their notice of withdrawal and we reclassified $24.1 million from mandatorily redeemable capital stock to capital stock.
The Bank’s capital stock balances categorized by type of financial services company, including mandatorily redeemable capital stock owned by former members, are noted in the following table at December 31, 2007 and 2006 (dollars in millions):

Institutional Entity	2007	2006

Commercial Banks	$1,556	$929
Insurance Companies	925	771
Savings and Loan Associations and Savings Banks	160	140
Credit Unions	76	78
Former Members	46	53

Total regulatory and capital stock	$2,763	$1,971

Our members are required to maintain a certain minimum capital stock investment in the Bank. The minimum investment requirements are designed so that we remain adequately capitalized as member activity changes. To ensure we remain adequately capitalized within ranges established in the capital plan, these requirements may be adjusted upward or downward by the Bank’s Board of Directors. At December 31, 2007 and 2006, approximately 89 and 85 percent of our total capital was capital stock.
Stock owned by members in excess of their minimum investment requirements is known as excess stock. The Bank’s excess capital stock including amounts classified as mandatorily redeemable capital stock were $95.1 million and $91.9 million at December 31, 2007 and 2006.
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
When any of the above events occur, we will reclassify stock from equity to a liability at fair value in compliance with SFAS 150. The fair value of capital stock subject to mandatory redemption is generally reported at par value as stock can only be acquired by members at par value and redeemed at par value. Fair value includes estimated dividends earned at the time of the reclassification from equity to liabilities, until such amount is paid. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the statement of income. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the statements of cash flows.
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

At December 31, 2007, we had $46.0 million in capital stock subject to mandatory redemption from 40 members and former members. At December 31, 2006, we had $64.9 million in capital stock subject to mandatory redemption from 34 members and former members. These amounts have been classified as mandatorily redeemable capital stock in the statements of condition in accordance with SFAS 150. The following table shows the amount of capital stock subject to mandatory redemption by the time period in which we anticipate redeeming the capital stock based on our practices at December 31, 2007 and 2006 (dollars in millions):

Year of Redemption	2007	2006

2007	$—	$6
2008	14	20
2009	16	16
2010	9	20
2011	2	2
2012	4	—
Thereafter	1	1

Total	$46	$65

A majority of the capital stock subject to mandatory redemption at December 31, 2007 and 2006 was due to voluntary termination of membership as a result of a merger or consolidation of members into nonmembers or into members of another FHLBank. In addition, during the second quarter of 2005, a member submitted a notice of withdrawal. The balance in mandatorily redeemable capital stock related to this withdrawal was $11.3 million at December 31, 2006. During the third quarter of 2007, this member rescinded their notice of withdrawal and we reclassified $24.1 million from mandatorily redeemable capital stock to capital stock. The remainder of mandatorily redeemable capital stock was due to members requesting partial repurchases of excess stock. These partial repurchases amounted to $0.4 million at December 31, 2007 and 2006.
Dividends
We paid cash dividends of $84.3 million during 2007 compared to $74.4 million during 2006. The annualized dividend rate paid during 2007 was 4.31 percent compared with 3.83 percent for 2006.
The Bank had retained earnings of $361.3 million and $344.2 million at December 31, 2007 and 2006. A significant portion of our retained earnings was derived from the acceleration of income related to the loss of hedge accounting and subsequent termination of certain mortgage loan hedging relationships in the fourth quarter of 2005. While the high level of retained earnings puts the Bank in an advantageous position with regard to capital adequacy, the accelerated recognition of what would otherwise have been future income from the mortgage portfolio will result in a decrease in the Bank’s anticipated income in future periods.

Recently Issued Accounting Standards
SFAS 157, Fair Value Measurements
On September 15, 2006, the FASB issued Statement of Financial Account Standards (SFAS) No. 157, (SFAS 157). In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions for determining the exit price. Under this standard, fair value measurements will be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank) and interim periods within those fiscal years. The effect of adopting SFAS 157 is not expected to have a material impact to the Bank’s retained earnings balance at January 1, 2008.
SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement No. 115
On February 15, 2007, the FASB issued an exposure draft related to The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank). The effect of adopting SFAS 159 is not expected to have a material impact to the Bank’s retained earnings or other financial assets or liabilities included in the statements of condition.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1)
On April 30, 2007, the FASB issued FSP FIN 39-1, which permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with earlier application permitted. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The effect of adopting FIN 39-1 is not expected to have a material impact to the Bank’s results of operations or financial condition at January 1, 2008.
SFAS 133 Derivative Implementation Group (DIG) Issue E23 (DIG E23), Issues Involving the Application of the Shortcut Method Under Paragraph 68
On January 10, 2008, the FASB issued DIG E23, which clarifies interest rate swaps that have a non-zero fair value at inception can qualify for the shortcut method provided the difference between the transaction price and the fair value is solely attributable to a bid-ask spread. Further, hedged items that have a settlement date subsequent to the swap trade can qualify for the shortcut method. DIG E23 is effective January 1, 2008. The effect of adopting DIG E23 is not expected to have a material impact to the Bank’s results of operations or financial condition at January 1, 2008.
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

Several of these accounting policies involve the use of estimates that we consider critical because
•	they are likely to change from period to period due to significant management judgments and assumptions about highly complex and uncertain matters.

•	they use a different estimate or a change in estimate that could have a material impact on our reported results of operations or financial condition.
Estimates and assumptions that are significant to the results of operations and financial condition include those used in conjunction with
•	the use of fair value estimates.

•	allowance for credit losses on advances and mortgage loans.

•	derivative and hedge accounting.
The Bank evaluates its critical accounting policies and estimates on an ongoing basis. While management believes its estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and differences could be material to the financial statements.
Fair Value Estimates
At December 31, 2007 and 2006 certain assets and liabilities, including investments classified as available-for-sale and all derivatives, were presented in the statements of condition at fair value. Under GAAP, the fair value of an asset or liability is the amount at which that asset could be bought or sold or that liability could be incurred or settled in a current transaction between willing parties, other than in liquidation.
Fair values are based on market prices when they are available. If market quotes are not available, fair values are derived from a mathematical model that employs valuation techniques using appropriate market data such as yield curves, implied volatilities, and current market spreads. This market information is used to discount future cash flows to obtain fair market value. Fair values are also used in our regression analyses to determine whether hedging transactions are expected to remain effective in future periods. The use of different assumptions as well as changes in market conditions could result in materially different net income and retained earnings.

Allowance for Credit Losses
Advances
We are required by Finance Board regulation to obtain sufficient collateral on advances to protect against losses and to accept only certain collateral on advances such as securities guaranteed by the U.S. government or GSE securities, residential mortgage loans, deposits in the Bank, and other real estate-related assets. In addition, CFIs are allowed to pledge secured small business loans, small farm loans, and agribusiness loans as collateral. At December 31, 2007 and 2006, we had rights to collateral (either loans or securities) on a member-by-member basis, with an estimated fair value in excess of outstanding advances. Management believes that policies and procedures are in place to manage the advance credit risk effectively. We have not experienced a credit loss on advances since the inception of the Bank and do not anticipate any credit losses on advances. Therefore, we do not maintain an allowance for credit losses on advances.
Mortgage Loans
We establish an allowance for loan losses on our conventional mortgage loan portfolio. At the balance sheet date the allowance is an estimate of incurred probable losses contained in the portfolio which considers the members’ credit enhancements. On a regular basis, we monitor delinquency levels, loss rates, and portfolio characteristics such as geographic concentration, loan-to-value ratios, property types, and loan age.
We recorded a provision for credit losses of $69,000 during 2007 and a reversal of provision for credit losses of $0.5 million during 2006. Changes in the Bank’s allowance were based upon an evaluation that reviewed the performance and characteristics of the mortgage loans in the Bank’s MPF portfolio. For additional discussion see “Mortgage Assets” beginning at page 95.
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
For a hedging relationship that does not qualify for the short cut method, the Bank measures its effectiveness using the “long haul” method, in which the change in fair value of the hedged item must be measured separately from the change in fair value of the derivative. We design effectiveness testing criteria based on our knowledge of the hedged item and hedging instrument that were employed to create the hedging relationship. We use regression analyses and other statistical analyses to evaluate effectiveness results and assess the hedging relationship as highly effective if it meets statistical thresholds established by Bank management. Effectiveness testing is performed at inception for prospective considerations and at least quarterly for retrospective considerations.

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
On May 22, 2007, the House of Representatives passed H.R. 1427, the Federal Housing Finance Reform Act of 2007 (HR 1427). HR 1427 would abolish the Finance Board six months after the date of enactment, and would establish a new regulator, the Federal Housing Finance Agency, for the Federal Home Loan Banks, as well as Fannie Mae and Freddie Mac. The new regulator would be headed by a Director appointed by the President and confirmed by the Senate for a five year term, and three Deputy Directors. The Deputies would oversee Enterprise Regulation, FHLBank Regulation, and Housing. The new regulator would be an independent agency. Furthermore, on February 7, 2008, the Senate Banking Committee held a hearing focused on further proposals concerning GSE reform.
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

The par amount of the outstanding consolidated obligations of all 12 FHLBanks, including consolidated obligations held by other FHLBanks, was approximately $1,189.6 billion and $951.7 billion at December 31, 2007 and 2006. The par value of consolidated obligations for which we are the primary obligor was approximately $56.0 billion and $38.1 billion at December 31, 2007 and 2006.
In the ordinary course of business, we issue letters of credit on behalf of our members and housing associates to facilitate business transactions with third parties. Letters of credit may be used to facilitate residential housing finance or other housing activities, facilitate community lending, assist with asset-liability management, and provide liquidity or other funding. Members and housing associates must fully collateralize letters of credit with eligible collateral. At December 31, 2007 and 2006 we had $1.8 billion and $1.3 billion in letters of credit outstanding. If the Bank is required to make payment for a beneficiary’s draw, rather than obtaining repayment of these amounts from the member, these amounts may be converted into a collateralized advance to the member.
At December 31, 2007, we had approximately $23.4 million in outstanding commitments to purchase mortgage loans compared with $15.8 million at December 31, 2006. We did not have any outstanding commitments for additional advances at December 31, 2007 or 2006, however the Bank entered into $7.5 million of advances that had traded but not settled at December 31, 2006. The Bank entered into $49.8 million par value traded but not settled consolidated obligation bonds at December 31, 2007 and a $0.3 million par value consolidated discount note at December 31, 2006. The Bank entered into derivatives with a notional value of $500.0 million that had traded but not settled at December 31, 2007.
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

Contractual Obligations
The following table shows payments due by period under specified contractual obligations at December 31, 2007 and 2006 (dollars in millions).

	2007
	Payments Due by Period
			Over one	Over three
		One year	through	through	Over
Contractual Obligations	Total	or less	three years	five years	five years

Long-term debt[1,2]	$34,422	$6,438	$9,957	$6,304	$11,723
Operating lease obligations	18	1	2	2	13
Purchase obligations[3]	1,834	1,777	20	37	—
Mandatorily redeemable capital stock[4]	46	14	25	6	1
Securities sold under agreements to repurchase	200	200	—	—	—

Total	$36,520	$8,430	$10,004	$6,349	$11,737

	2006
	Payments Due by Period
			Over one	Over three
		One year	through	through	Over
Contractual Obligations	Total	or less	three years	five years	five years

Long-term debt[1,2]	$33,379	$6,098	$10,166	$4,914	$12,201
Operating lease obligations	19	1	2	2	14
Purchase obligations[3]	1,319	1,048	231	24	16
Mandatorily redeemable capital stock[4]	65	6	36	22	1
Securities sold under agreements to repurchase	500	300	200	—	—

Total	$35,282	$7,453	$10,635	$4,962	$12,232

[1]	Long-term debt includes consolidated obligation bonds. Long-term debt does not include discount notes and is based on contractual maturities. Actual distributions could be impacted by factors affecting early redemptions.

[2]	Index amortizing notes are included in the table based on contractual maturities. The amortizing feature of these notes based on underlying indices could cause redemption at different times than contractual maturities.

[3]	Purchase obligations include standby letters of credit, commitments to fund mortgage loans, derivatives, and advances and consolidated obligation bonds traded but not settled (see additional discussion of these items in Note 20 of the financial statements and notes for the years ended December 31, 2007 and 2006).

[4]	Mandatorily redeemable capital stock payment periods are based on how we anticipate redeeming the capital stock based on our practices.

Risk Management
We have risk management policies, established by the Bank’s Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, and business risk. Our primary objective is to manage assets, liabilities, and derivative exposures in ways that protect the par redemption value of capital stock from risks, including fluctuations in market interest rates and spreads. The Bank’s risk management strategies and limits protect the Bank from significant earnings volatility. We periodically evaluate these strategies and limits in order to respond to changes in the Bank’s financial position and general market conditions. This periodic evaluation may result in changes to the Bank’s risk management policies and/or risk measures.
The Bank’s Board of Directors has determined that the Bank should operate under a risk management philosophy of maintaining an AAA rating. An AAA rating provides the Bank with ready access to funds in the capital markets. In line with the above objective, the Financial Risk Management Policy (FRMP) establishes risk measures, with limits consistent with the maintenance of an AAA rating, to monitor the Bank’s liquidity risk, market risk, and capital adequacy. The FRMP addresses various risk measures including the following:

Market Risk:	Mortgage Portfolio Market Value
Net Market Value of Capital Stock
Liquidity Risk:	Contingent Liquidity
Capital Adequacy:	Economic Capital Ratio
Market Risk/Capital Adequacy
We define market risk as the risk that net interest income or net market value of capital stock will change as a result of changes in market conditions such as interest rates, spreads, and volatilities. Interest rate risk was the predominant type of market risk exposure throughout 2007 and 2006. Our FRMP is designed to provide an asset and liability management framework to respond to changes in market conditions while minimizing balance sheet stress and income volatility. Bank management and the Board of Directors routinely reviews both the policy limits and the actual exposures to verify the level of interest rate risk in our balance sheet remains at prudent and reasonable levels.
The goal of the Bank’s interest rate risk management strategy is to manage interest rate risk by setting and operating within an appropriate framework and limits. The Bank’s general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities and hedges, which, taken together, limit the Bank’s expected exposure to market and interest rate risk. Management regularly monitors the Bank’s sensitivity to interest rate changes by monitoring its market risk measures and hedging strategies. Hedging may occur for a single transaction or group of transactions as well as for the overall portfolio. The Bank’s hedge positions are evaluated regularly and are adjusted as deemed necessary by management. The Bank’s key market risk and capital adequacy measures are quantified in the following discussion.

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
•	understanding the contractual and behavioral features of each instrument.

•	using appropriate market data, such as yield curves and implied volatilities.

•	using appropriate option valuation models and prepayment functions to describe the evolution of interest rates over time and the expected cash flows of financial instruments in response.
The method for calculating fair value is dependent on the instrument type. We typically rely on these approaches:
•	Option-free instruments, such as plain vanilla interest rate swaps, bonds, and advances require an assessment of the future course of interest rates. Once the course of interest rates has been specified and the expected cash flows determined, the appropriate forward rates are used to discount the future cash flows to a fair value.

•	Option-embedded instruments, such as cancelable interest rate swaps, swaptions, caps, and floors, callable bonds, and mortgage-related instruments, are typically evaluated using interest rate tree (or lattice) or Monte Carlo simulations that generate a large number of possible interest rate scenarios.
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
The net market value of capital stock calculation uses implied forward rates and assumes a static balance sheet. The timing and variability of balance sheet cash flows are calculated by an internal model. To ensure the accuracy of the market value calculation, we reconcile the computed market prices of complex instruments, such as financial derivatives and mortgage assets, to market observed prices or dealers’ quotes whenever practical. The net market value of capital stock does not represent the market value of the Bank as a going concern, as it does not take into account future business opportunities. Effective June 1, 2007, our net market value of capital stock should not be lower than the base case by more than $5 per share in the up and down 100 basis points parallel interest rate shift scenarios and by more than $10 per share in the up and down 200 basis points parallel rate shift scenarios.

The following tables show our net market value of capital stock and the dollar per share change, based on outstanding shares including shares classified as mandatorily redeemable, from base case assuming instantaneous shifts in interest rates at each quarter-end during 2007 and 2006 (dollars in millions except dollars per share).

	Net Market Value of Capital Stock
	Down 200	Down 150	Down 100	Down 50	Base Case	Up 50	Up 100	Up 150	Up 200
2007
December	$2,434	$2,465	$2,509	$2,567	$2,608	$2,605	$2,609	$2,621	$2,630
September	2,215	2,225	2,235	2,252	2,258	2,246	2,222	2,188	2,148
June	1,936	1,976	1,978	1,982	1,984	1,979	1,966	1,947	1,922
March	1,807	1,898	1,956	1,990	1,992	1,969	1,933	1,890	1,842
2006
December	1,795	1,886	1,950	1,988	1,985	1,958	1,917	1,868	1,814
September	1,708	1,863	1,960	1,996	1,994	1,971	1,936	1,895	1,849
June	1,826	1,934	1,988	2,011	2,015	2,007	1,993	1,972	1,947
March	1,850	1,959	2,007	2,009	1,982	1,936	1,880	1,818	1,752

	Dollar Per Share Change from Base Case
	Down 200	Down 150	Down 100	Down 50	Base Case	Up 50	Up 100	Up 150	Up 200
2007
December	$(6.30)	$(5.18)	$(3.59)	$(1.50)	$—	$(0.11)	$0.03	$0.47	$0.79
September	$(1.81)	$(1.41)	$(0.97)	$(0.24)	$—	$(0.49)	$(1.53)	$(2.95)	$(4.60)
June	$(2.40)	$(0.42)	$(0.32)	$(0.13)	$—	$(0.25)	$(0.90)	$(1.87)	$(3.09)
March	$(9.53)	$(4.84)	$(1.83)	$(0.10)	$—	$(1.17)	$(3.02)	$(5.26)	$(7.70)
2006
December	$(9.66)	$(5.05)	$(1.78)	$0.12	$—	$(1.40)	$(3.49)	$(5.97)	$(8.69)
September	$(14.00)	$(6.42)	$(1.68)	$0.10	$—	$(1.14)	$(2.84)	$(4.86)	$(7.11)
June	$(9.17)	$(3.91)	$(1.32)	$(0.20)	$—	$(0.35)	$(1.05)	$(2.07)	$(3.31)
March	$(6.58)	$(1.14)	$1.27	$1.37	$—	$(2.29)	$(5.09)	$(8.16)	$(11.47)

The increase in the net market value of capital stock in the base case and all interest rate scenarios at December 31, 2007 compared with December 31, 2006 was primarily attributable to an increase in capital stock requirements to support member activities related to advances. The increase was offset by increased OAS on our mortgage assets, and increased volatility in the market. To protect the net market value of capital stock from large interest rate changes, we use derivatives, such as entering into or canceling interest rate swaps on existing debt. The Bank was in compliance with its net market value of capital stock measure, as described in our FRMP, at December 31, 2007.
Capital Adequacy
The capital adequacy risk measure ensures we maintain our required capital-to-asset ratio on a market value basis under a wide range of market scenarios. An adequate capital position is necessary for providing safe and sound operations of the Bank and in protecting our AAA credit rating.
Economic capital ratio (ECR) is defined as market value of equity divided by market value of assets and effective June 1, 2007, is required to be greater than four percent in the base case and up and down 200 basis points parallel interest rate shift.
The following table shows the ECR assuming parallel interest rate shifts up and down 200 basis points in 100 basis point increments at each quarter-end during 2007 and 2006.

	Economic Capital Ratio
	Down 200	Down 100	Base Case	Up 100	Up 200
2007
December	3.94%	4.11%	4.31%	4.36%	4.45%
September	4.11%	4.20%	4.29%	4.28%	4.21%
June	4.05%	4.19%	4.26%	4.29%	4.26%
March	4.16%	4.54%	4.68%	4.62%	4.48%
2006
December	4.20%	4.60%	4.74%	4.66%	4.49%
September	3.92%	4.53%	4.67%	4.61%	4.48%
June	4.15%	4.57%	4.71%	4.74%	4.72%
March	4.11%	4.50%	4.51%	4.36%	4.14%
During the year ended December 31, 2007, the Bank increased its leverage ratio to 19.9 at December 31, 2007 from 18.7 at December 31, 2006. The increase in our leverage ratio was the result of favorable market conditions causing yields on investments to increase and costs on consolidated obligation discount notes to decline. The combination of the increased leverage ratio, increased OAS on our mortgage loans, and increased volatility in the market led to a decline in the ECR for the base case at December 31, 2007 when compared to December 31, 2006.

At December 31, 2007 the Bank’s ECR fell below the 4.00 percent threshold in the down 200 basis point rate shift. Upon implementation of the FRMP, effective June 1, 2007, the Bank expected to adhere to the limits established for the ECR. However, due to market conditions during the latter half of 2007 and anticipated increased member activities, management determined that strict compliance with the ECR limits would not be prudent and therefore requested a waiver from the Bank’s Board of Directors. The Bank continued to measure the ECR and relied on additional risk metrics to ensure the Bank’s risk profile was reasonable given the market conditions and member activity.
Mortgage Finance Market Risk
The Mortgage Finance business segment generally exposes the Bank to potentially greater financial risk compared to the Member Finance business segment due to greater interest rate risk associated with fixed-rate mortgage investments. The exposure to interest rate risk exists on our mortgage assets due to the embedded prepayment option available to homeowners creating a potential cash flow mismatch between our mortgage investments and the liabilities funding them. As interest rates decrease, borrowers are more likely to refinance fixed rate mortgages, resulting in increased prepayments and mortgage cash flows that are received earlier than if interest rates remain stable. Replacing higher rate loans that prepay with lower rate loans has the potential of reducing our net interest income. Conversely, an increase in interest rates may result in slower than expected prepayments and an extension in mortgage holding. In this case, we have the risk that our liabilities may mature faster than our mortgage assets requiring the Bank to issue additional funding at a higher cost, which would also reduce net interest income. By executing risk management strategies for the Mortgage Finance business segment, our goal is to minimize exposure to market risk from changes in market conditions.
The Bank uses two different but complementary approaches to quantify risk and structure funding and hedging of the portfolio. The first is a cash flow matching analytical framework that seeks to generally match the cash flows of assets, liabilities, and derivatives for a number of market scenarios. The second is a Monte Carlo simulation based approach that focuses on market values in a number of randomly generated market scenarios. The two approaches provide different perspectives of the portfolio profile to quantify risk.
The cash flow matching analytical framework models the portfolio of debt and derivatives generally to match the pay-downs of mortgage assets across a high rate, slow prepayment scenario, and a low rate, fast prepayment scenario. This framework analyzes mortgage principal pay-down (either from prepayments or scheduled amortization), and identifies the amount of debt or derivatives maturing or being called in the stated market scenarios. Thus, the Bank is identifying any differences in principal balances between assets and liabilities over a range of slow to fast mortgage prepayment speeds.

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
Mortgage Finance Typical Funding Structures
We attempt to match the duration of our mortgage assets with the duration of our liabilities within a reasonable range. Mortgage assets include both mortgage loans and MBS. We issue a mix of debt securities across a broad spectrum of final maturities to achieve the desired liability durations. Because the cash flows of mortgage assets fluctuate as interest rates change, we frequently issue callable and noncallable debt to alter the cash flows of our liabilities to match partially the expected change in cash flows of our mortgage assets. The duration of callable debt, like that of a mortgage, shortens when interest rates decrease and lengthens when interest rates increase. If interest rates decrease, we are likely to call debt that carries an interest rate higher than does the current market.
We fund certain mortgage loans with a combination of callable, noncallable, and APLS. APLS pay down with a specified reference pool of mortgages determined at issuance and have a final stated maturity of seven to ten years. These consolidated obligations pay a fixed coupon with the redemption schedule dependent on the amortization of the underlying reference pool of mortgages identified earlier. These consolidated obligations are redeemed at the final maturity date, regardless of the then-outstanding amount of the reference pool.
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
The following tables describe our derivative instruments, the related hedged items, and the purpose of each derivative instrument used to manage various interest rate risks at December 31, 2007:

	Hedging	Derivative Hedging
Hedged Item	Classification	Instrument	Purpose of Hedge Transaction
Advances
Fixed rate advances	Fair value	Payment of fixed, receipt of variable interest rate swap	To protect against changes in interest rates by converting the asset’s fixed rate to the same variable rate index as the funding source.
Putable fixed rate advances	Fair value	Payment of fixed, receipt of variable interest rate swap with put option	To protect against changes in interest rates including option risk by converting the asset’s fixed rate to the same variable rate index as the funding source.
Callable fixed rate advances	Fair Value	Payment of fixed, receipt of variable interest rate swap with call option	To protect against changes in interest rates including option risk by converting the asset’s fixed rate to the same variable rate index as the funding source.

	Hedging	Derivative Hedging
Hedged Item	Classification	Instrument	Purpose of Hedge Transaction
Variable rate advances	Economic	Payment of variable (e.g. six-month LIBOR), receipt of variable (e.g. three-month LIBOR) interest rate swap	To protect against repricing risk by converting the asset’s variable rate to the same index variable rate as the funding source.
Mortgage Assets
Mortgage loans and MBS	Economic	Interest rate caps and floors	To manage the extension risk of our fixed rate mortgage-related investments and the interest rate caps embedded in our adjustable rate MBS portfolio.
Variable rate MBS	Economic	Payment of variable, receipt of variable interest rate swap	To protect against repricing risk by converting the asset’s variable rate to the same index as the funding source.
Mortgage delivery commitments	Economic	Forward settlement agreements	To protect against changes in market value resulting from changes in interest rates.
Investments
Fixed rate investments	Fair value	Payment of fixed, receipt of variable interest rate swap	To protect against changes in interest rates by converting the asset’s fixed rate to the same variable rate index as the funding source.
Consolidated Obligations
Fixed rate consolidated obligations	Fair value	Payment of variable, receipt of fixed interest rate swap	To protect against changes in interest rates by converting the debt’s fixed rate to the same variable rate index as the asset being funded.
Callable fixed rate consolidated obligations [1]	Fair value or Economic[2]	Payment of variable, receipt of fixed interest rate swap with call option	To protect against changes in interest rates including option risk by converting the debt’s fixed rate to the same variable rate index as the asset being funded.
Callable variable rate consolidated obligations [1]	Fair value or Economic[2]	Payment of variable, receipt of variable interest rate swap with call option	To protect against changes in interest rates including option risk by converting the debt’s variable rate to the same variable rate index as the asset being funded.

	Hedging	Derivative Hedging
Hedged Item	Classification	Instrument	Purpose of Hedge Transaction
Variable rate consolidated obligations	Economic	Payment of variable (e.g. one-month LIBOR), receipt of variable (e.g. three-month LIBOR) interest rate swap	To protect against repricing risk by converting the variable rate funding source to the same variable rate index as the asset being funded.
Balance Sheet
Interest rate swaptions, caps, and floors	Economic	N/A	To protect against changes in income and market value of capital stock due to changes in interest rates.

[1]	When the hedged item has payment features related to interest payments such as step up bonds, range bonds, or caps on variable rate bonds, the receive leg of the interest rate swap has the same features as the hedged item.

[2]	When the hedged item is a hybrid instrument with an embedded derivative that must be bifurcated, the derivative on the hybrid instrument is classified as an economic hedge.
Advances
The Bank makes advances to its members and eligible housing associates on the security of mortgages and other eligible collateral. The Bank issues fixed and variable rate advances, callable advances, and putable advances.
With the issuance of a fixed rate putable advance, we have effectively purchased from the borrower a put option that enables us to terminate the advance after the lockout period and before final maturity. If we exercise our option, the borrower then has the choice of replacing the advance with any available advance product, subject to the Bank’s normal credit and collateral requirements, at the then current market rate. We may hedge a putable advance by entering into a cancelable derivative agreement where we pay interest at a fixed rate and receive interest at a variable rate. The interest rate swap counterparty has the option to cancel the derivative agreement on any put date, which would normally occur in a rising rate environment. If the counterparty exercises its option to terminate the interest rate swap, we then exercise our option to terminate the related advance. We may also use derivative agreements to transform the characteristics of advances to more closely match the characteristics of the supporting funding.
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
Balance Sheet
The Bank enters into certain economic derivatives as macro balance sheet hedges to protect against changes in interest rates. These economic derivatives include interest rate swaptions, caps, and floors.
See additional discussion regarding our derivative contracts in the “Derivatives” section at page 89.

Liquidity Risk
Liquidity risk is the risk that we will be unable to meet our obligations as they come due or meet the credit needs of our members and housing associates in a timely and cost efficient manner. Day-to-day and contingency liquidity objectives are designed to protect our financial strength and to allow us to withstand market disruption. To achieve this objective, we establish liquidity management requirements and maintain liquidity in accordance with Finance Board regulations and our own liquidity policy. The Bank’s Enterprise Risk Committee sets the policy, and the Asset-Liability Committee provides oversight of liquidity risk management by reviewing and approving liquidity management strategies. Our liquidity risk management process is based on ongoing calculations of net funding requirements, which are determined by analyzing future cash flows based on assumptions of the expected behavior of members and our assets, liabilities, capital stock, and derivatives. See “Liquidity” beginning at page 63 for additional detail of our liquidity management.
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
At December 31, 2007 and 2006, seven borrowers and four borrowers had outstanding advances greater than $1 billion. These advance holdings represented approximately 58 percent and 27 percent of the total par value of advances outstanding at December 31, 2007 and 2006. For further discussion on our largest borrowers of advances, see “Advances” at page 52.

We assign discounted values to collateral pledged to the Bank based on its relative risk. At December 31, 2007, borrowers reported $73 billion of collateral (net of applicable discount or margin factors) to support $42 billion of advances, advance commitments, letters of credit, overdrawn demand deposit accounts, credit enhancement obligations, and MPF delivery commitments with the Bank. At December 31, 2006, borrowers reported $45 billion of collateral (net of applicable discount or margin factors) to support $23 billion of advances and other activities. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate availability of liquidity and to borrow in the future.
The following table shows the dollar and percentage composition (net of applicable discount and margin factors) of collateral pledged to the Bank at December 31, 2007 and 2006 (dollars in billions):

	2007		2006
Collateral Type	Dollars	Percent	Dollars	Percent

Residential mortgage loans	$29.1	39.9%	$20.8	46.5%
Other real estate related collateral	17.3	23.6	15.5	34.8
Investment securities/insured loans	25.8	35.2	7.5	16.8
Secured small business, small farm, and small agribusiness loans	1.0	1.3	0.9	1.9

Total collateral	$73.2	100.0%	$44.7	100.0%

Mortgage Assets
We are exposed to mortgage asset credit risk through our participation in the MPF program and MBS activities. Mortgage asset credit risk is primarily the risk that we will not receive timely payments of principal and interest due from mortgage borrowers because of borrower defaults. Credit risk on mortgage assets is affected by numerous characteristics, including loan type, down-payment amount, borrower’s credit history, and other factors such as home price fluctuations.
We manage the credit risk on mortgage loans acquired in the MPF program by
•	using agreements to establish credit risk sharing responsibilities between the Bank and participating members. The credit risk sharing includes payment of monthly credit enhancement fees by the Bank to our members.

•	monitoring the performance of the mortgage loan portfolio and creditworthiness of participating members.

•	establishing prudent credit loss reserves to reflect management estimates of probable credit losses inherent in the portfolio as of the balance sheet date.

•	establishing retained earnings to absorb unexpected losses that are in excess of credit loss reserves resulting from stress conditions.

Our management of credit risk in the MPF program involves several layers of legal loss protection that are defined in agreements among us and our participating members. Though the nature of these layers of loss protection differs slightly among the MPF products we offer, each product contains similar credit risk structures. For conventional loans, the credit risk structure contains the following layers of loss protections in order of priority:
•	Homeowner equity.

•	Primary Mortgage Insurance (PMI) for all loans with home owner equity of less than 20 percent of the original purchase price or appraised value.

•	FLA established by the Bank. FLA is a memorandum account for tracking losses. Such losses are either recoverable from future payments of performance based credit enhancement fees to the member or absorbed by the Bank, depending on the MPF product.

•	Credit enhancements (including any SMI) provided by participating members. The size of the participating member’s credit enhancement is calculated so that any losses in excess of the FLA are limited to those of an investor in a mortgage-backed security that is rated the equivalent of AA by a NRSRO. To cover losses equal to all or a portion of the credit enhancement amount, participating members are required to either collateralize their credit enhancement obligations or to purchase SMI from a highly rated mortgage insurer for the benefit of the Bank (except that losses generally classified as special hazard losses are not covered by SMI).

•	Losses greater than credit enhancements provided by members are the responsibility of the Bank.
The FLA is a memorandum account which is a record keeping mechanism we use to track the amount of losses for which the Bank could have a potential loss exposure (before the member’s credit enhancement is used to cover losses). The FLA is not funded by the Bank or the participating member. Reductions in the amount of base or performance based credit enhancement fees paid to the participating member offset any losses incurred by the Bank, up to the limit of the FLA, except for the Original MPF Government product. The Bank maintains the FLA for each master commitment. The FLA account balance was $96.8 million and $94.1 million at December 31, 2007 and 2006.

PFIs are paid credit enhancement fees as an incentive to minimize credit losses and share in the risk on MPF loans, and to pay for SMI. These fees are paid monthly and are determined based on the remaining principal balance of the MPF loans. The amount of the required credit enhancement fee may vary depending on the MPF products selected. Credit enhancement fees are recorded as a reduction to mortgage loan interest income. The Bank also pays performance based credit enhancement fees which are based on actual performance of the mortgage loans. In general, base or performance based fees are net of cumulative unrecovered losses paid by the Bank. To the extent that losses in the current month exceed base or performance based credit enhancement fees accrued, the remaining losses are recovered from future base or performance based credit enhancement fees payable to the member. The Bank recorded credit enhancement fees of $20.8 million and $23.2 million for the years ended December 31, 2007 and 2006. Our liability for credit enhancement fees was $7.5 million and $8.5 million at December 31, 2007 and 2006.
The Bank’s MPF loan portfolio contains loans guaranteed by the VA, FHA, and U.S. Department of Agriculture (USDA), and others that do not have such guarantee but have a credit risk protection in the form of PMI, FLA, SMI, and credit enhancement provided by the PFI. Any loss in excess of PMI, FLA, SMI, and credit enhancement is the responsibility of the Bank. If every loan in the portfolio were to default and the properties securing the loans had zero value, the amount of credit losses not recoverable from VA and FHA (including servicer paid losses not covered by the FHA or VA), PMI, FLA, SMI, and PFI credit enhancement coverage would be $10.2 billion and $11.1 billion at December 31, 2007 and 2006.

We offer a variety of MPF products to meet the differing needs of our members. The Bank allows participating members to select the products they want to use. These products include the following:
(1)	Original MPF. Members sell closed loans to the Bank. The first layer losses are absorbed by the Bank up to an FLA. The second layer losses are provided by the member up to AA rating equivalent. All losses beyond the second layer are absorbed by the Bank.

(2)	MPF 100. Members originate these loans as an agent for the Bank and the loans are funded and owned by the Bank. The first layer losses are absorbed by the Bank up to an FLA and is recoverable from the performance based credit enhancement fee. The second layer losses are provided by the member up to AA rating equivalent. All losses beyond the second layer are absorbed by the Bank.

(3)	MPF 125. Members sell closed loans to the Bank. The first loss layer is absorbed by the Bank up to an FLA and is recoverable from the performance based credit enhancement fee. The second loss layer is provided by the member up to AA rating equivalent. All losses beyond the second layer are absorbed by the Bank.

(4)	MPF Plus. Members sell closed loans to the Bank in bulk. The first layer losses are applied to an FLA equal to a specified percentage of loans in the pool and is recoverable from the performance based credit enhancement fee. The member acquires a SMI policy to cover the second loss layers that exceed the deductible of the policy. Additional losses up to AA rating equivalent are provided by the member’s credit enhancement amount. All losses beyond that are absorbed by the Bank.

(5)	Original MPF Government. Members sell closed loans to the Bank. These loans are guaranteed by the U.S. government under FHA, VA, RHS Section 502, or HUD section 184 loan programs.

The following table presents our MPF portfolio by product type at December 31, 2007 and 2006 at par value (dollars in billions):

	2007		2006
Product Type	Dollars	Percent	Dollars	Percent

Original MPF	$0.2	1.9%	$0.2	1.7%
MPF 100	0.1	0.9	0.1	0.8
MPF 125	1.2	11.0	1.1	9.3
MPF Plus	8.8	80.7	9.9	83.2

Total conventional loans	10.3	94.5	11.3	95.0

Original MPF Government	0.5	4.6	0.5	4.2

Total mortgage loans	10.8	99.1	11.8	99.2

MPF Shared Funding recorded in investments	0.1	0.9	0.1	0.8

Total MPF related assets	$10.9	100.0%	$11.9	100.0%

The MPF Shared Funding Certificates included in the preceding table are mortgage-backed certificates created from conventional conforming mortgages using a senior/subordinated tranche structure. The Bank’s investment is recorded in held-to-maturity securities. The following table shows our Shared Funding Certificates and credit ratings at December 31, 2006 and 2005 (dollars in millions):

Credit Rating	2007	2006

AAA	$51	$58
AA	2	2

Total MPF Shared Funding Certificates	$53	$60

At December 31, 2007 and 2006, we held mortgage loans acquired from Superior amounting to $8.9 billion and $10.0 billion. At December 31, 2007 and 2006, these loans represented 83 percent and 85 percent of total mortgage loans at par value. The loans are primarily MPF Plus and Original MPF Government.
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

The following table shows portfolio characteristics of the conventional loan portfolio at December 31, 2007 and 2006. Portfolio concentrations are calculated based on unpaid principal balances.

	2007	2006
Portfolio Characteristics

Regional concentration[1]
Midwest	37.0%	35.4%
West	19.0%	19.8%
Southwest	16.4%	16.3%
Southeast	15.3%	15.9%
Northeast	12.3%	12.6%

State concentration
Minnesota	14.1%	13.3%
California	10.0%	10.3%
Iowa	6.8%	5.9%
Illinois	5.8%	5.9%
Missouri	4.7%	4.1%

Weighted average FICO (register mark) score at origination[2]	735	734
Weighted average loan-to-value at origination	68%	68%

Average loan amount at origination	$158,686	$159,275

Original loan term
Less than or equal to 15 years	25%	26%
Greater than 15 years	75%	74%

[1]	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI. West includes AK, CA, Guam, HI, ID, MT, NV, OR, WA, and WY. Southeast includes AL, District of Columbia, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV. Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT. Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, Puerto Rico, RI, U.S. Virgin Islands, and VT.

[2]	FICO (register mark) is a widely used credit industry model developed by Fair, Isaac, and Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850.
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

We monitor the delinquency levels of our mortgage loan portfolio on a monthly basis. A summary of our delinquencies at December 31, 2007 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total

30 days	$83	$20	$103
60 days	20	4	24
90 days	6	2	8
Greater than 90 days	1	1	2
Foreclosures and bankruptcies	41	4	45

Total delinquencies	$151	$31	$182

Total mortgage loans outstanding	$10,330	$461	$10,791

Delinquencies as a percent of total mortgage loans	1.5%	6.8%	1.7%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.4%	1.1%	0.4%

A summary of our delinquencies at December 31, 2006 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total

30 days	$105	$22	$127
60 days	19	5	24
90 days	6	2	8
Greater than 90 days	1	—	1
Foreclosures and bankruptcies	33	—	33

Total delinquencies	$164	$29	$193

Total mortgage loans outstanding	$11,249	$511	$11,760

Delinquencies as a percent of total mortgage loans	1.5%	5.7%	1.6%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.3%	—%	0.3%

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
The Bank has established an allowance for credit losses to reflect management estimates of most likely credit losses inherent in the portfolio. We also manage credit risk by establishing retained earnings to absorb unexpected losses, in excess of the allowance, that may arise from stress conditions. The allowance for credit losses on mortgage loans totaled $0.3 million at December 31, 2007 and 2006.
The allowance for credit losses on mortgage loans was as follows for the years ended December 31, 2007, 2006, and 2005 (dollars in thousands):

	2007	2006	2005

Balance, beginning of year	$250	$763	$760

Charge-offs	(19)	—	—
Recoveries	—	—	3

Net recoveries (charge-offs)	(19)	—	3

Provision for (reversal of provision for) credit losses	69	(513)	—

Balance, end of year	$300	$250	$763

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

As a result of our quarterly 2007 allowance for credit losses reviews, we increased our provision for credit losses by $69,000 for the year ended December 31, 2007. Additionally, based upon this evaluation, the Bank determined that an allowance for credit losses of $0.3 million was sufficient to cover projected losses in our MPF portfolio. Our charge-off activity has historically been small relative to the loan and allowance balances as our mortgage loan portfolio is a relatively new portfolio.
As part of the mortgage portfolio, we also invest in MBS. Finance Board regulations allow us to invest in securities guaranteed by the U.S. government, GSEs, and other MBS that are of investment grade on the purchase date. Investments in MBS may be purchased as long as the balance of outstanding MBS is equal to or less than 300 percent of the Bank’s total capital, and must be rated AAA at the time of purchase. We are exposed to credit risk to the extent that these investments fail to perform adequately. The Bank has conservative investment standards to mitigate the credit risk associated with its MBS. In most cases, the credit protection for investments in MBS backed by less than prime mortgage loans exceeds that required to achieve a AAA rating at the time the investment was made.
At December 31, 2007, we owned $6.8 billion of MBS, of which $6.7 billion were guaranteed by the U.S. government or issued by GSEs and $0.1 billion were private label securities backed by residential mortgage loans. At December 31, 2006, we owned $4.4 billion of MBS, of which $4.2 billion were guaranteed by the U.S. government or issued by GSEs and $0.2 billion were private label securities backed by residential mortgage loans. Our private label securities were all rated AAA by an NRSRO and were not backed by subprime loans or non traditional loans.
We perform ongoing analysis to evaluate the investments and creditworthiness of the issuers, trustees, and servicers for potential credit issues. Due to the high level of credit protection associated with these investments, the Bank does not expect any future material credit losses on its MBS.
Investments
We maintain an investment portfolio to provide liquidity, additional earnings, and promote asset diversification. Finance Board regulations and policies adopted by the Board of Directors limit the type of investments we may purchase.
We invest in short-term instruments as well as obligations of government-sponsored enterprises and other FHLBanks for liquidity purposes. The primary credit risk of these investments is the counterparties’ ability to meet repayment terms. We establish unsecured credit limits to counterparties based on the credit quality, capital levels, and asset levels of the counterparty as well as the capital level of the Bank. Because the investments are transacted with highly rated counterparties, the credit risk is low; accordingly, we have not set aside specific reserves for our investment portfolio. We do, however, maintain a level of retained earnings to absorb any unexpected losses from our investments that may arise from stress conditions. The Bank also invests in state housing finance agency bonds. At December 31, 2007, we had $74.0 million of state agency bonds rated AA or higher compared with $4.9 million at December 31, 2006.

The largest unsecured exposure to any single short-term counterparty excluding GSEs was $250 million and $298 million at December 31, 2007 and 2006. The following tables show our unsecured credit exposure to investment counterparties (including accrued interest receivable) at December 31, 2007 and 2006 (dollars in millions):

	2007
	Certificates of	Commercial	Overnight	Term	Other
Credit Rating[1]	Deposit	Paper	Fed Funds	Fed Funds	Obligations[2]	Total

AAA	$—	$—	$—	$—	$219	$219
AA	—	200	—	780	45	1,025
A	101	—	580	453	17	1,151

Total	$101	$200	$580	$1,233	$281	$2,395

	2006
	Certificates of	Commercial	Overnight	Term	Other
Credit Rating[1]	Deposit	Paper	Fed Funds	Fed Funds	Obligations[2]	Total

AAA	$—	$297	$—	$—	$567	$864
AA	—	896	575	—	—	1,471
A	—	130	1,050	—	—	1,180

Total	$—	$1,323	$1,625	$—	$567	$3,515

[1]	Credit rating is the lowest of Standard & Poor’s, Moody’s, and Fitch ratings stated in terms of the Standard & Poor’s equivalent.

[2]	Other obligations represent investments in obligations in GSEs and derivatives.

Derivatives
All of our hedging strategies use over-the-counter derivative instruments that expose us to counterparty credit risk because the transactions are executed and settled between two parties. When an over-the-counter derivative has a market value above zero, the counterparty owes that value to the Bank over the remaining life of the derivative. Credit risk arises from the possibility the counterparty will not be able to fulfill its commitment to pay the amount owed to us.
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
Excluding mortgage delivery commitments that were fully collateralized, we had 26 active derivative counterparties at December 31, 2007 and 2006, most of which were large highly rated banks and broker-dealers. At December 31, 2007 and 2006, five counterparties represented approximately 55 percent and 57 percent, respectively, of the total notional amount of outstanding derivative transactions, and all five had a credit rating of A or better. At December 31, 2007, one counterparty with an AA credit rating, JP Morgan Chase Bank, N.A., represented $17.1 million or approximately 28 percent of our net derivatives exposure after collateral. At December 31, 2006, one counterparty with an AA credit rating, HSBC Bank USA, N.A., represented $9.7 million or approximately 27 percent of our net derivatives exposure after collateral. In addition, we had mortgage delivery commitment derivatives with notional amounts of $23.4 million at December 31, 2007 compared with $15.7 million at December 31, 2006. Participating members are assessed a fee for failing to fulfill their mortgage delivery commitments.

The following tables show our derivative counterparty credit exposure at December 31, 2007 and 2006 excluding mortgage delivery commitments and after applying netting agreements and collateral (dollars in millions):

	2007
			Total	Value	Exposure
Credit	Active	Notional	Exposure at	of Collateral	Net of
Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	3	$1,485	$—	$—	$—
AA	19	33,779	67	23	44
A	4	5,594	25	8	17

Total	26	$40,858	$92	$31	$61

	2006
			Total	Value	Exposure
Credit	Active	Notional	Exposure at	of Collateral	Net of
Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	3	$1,761	$—	$—	$—
AA	18	21,036	31	—	31
A	5	6,687	5	2	3

Total	26	$29,484	$36	$2	$34

[1]	Credit rating is the lower of the Standard & Poor’s, Moody’s, and Fitch ratings stated in terms of a Standard & Poor’s equivalent.

[2]	Notional amounts serve as a factor in determining periodic interest amounts to be received and paid and generally do not represent actual amounts to be exchanged or directly reflect our exposure to counterparty credit risk.

[3]	For each counterparty, this amount includes derivatives with a net positive market value including the related accrued interest receivable/payable (net).

[4]	Amount equals total exposure at fair value less value of collateral pledged as determined at the counterparty level.

Operational Risk
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, systems, or external events. Operational risk is inherent in all of our business activities and processes. Management has established policies and procedures to reduce the likelihood of operational risk and designed our annual risk assessment process to provide ongoing identification, measurement, and monitoring of operational risk. The Enterprise Risk Committee reviews risk assessment results and business unit recommendations regarding operational risk.
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

ITEM 7A–QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Market Risk/Capital Adequacy” beginning at page 82 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
ITEM 8–FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements and accompanying notes, including the report of independent registered public accounting firm, are set forth beginning at page S-2.
Audited Financial Statements
Report of Independent Auditors dated March 14, 2008 – PricewaterhouseCoopers LLP
Statements of Condition at December 31, 2007 and 2006
Statements of Income for the Years Ended December 31, 2007, 2006, and 2005
Statements of Changes in Capital for the Years Ended December 31, 2007, 2006, and 2005
Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005
Notes to Financial Statements

Supplementary Data
Selected Quarterly Financial Information
The following tables present selected financial data from the statements of condition at the end of each quarter of 2007 and 2006. They also present selected quarterly operating results for the same periods.

Statements of Condition	2007
(Dollars in millions)	December 31,	September 30,	June 30,	March 31,
Short-term investments	$2,330	$3,997	$7,910	$5,548
Mortgage-backed securities	6,837	5,842	4,900	4,136
Other investments	77	83	13	13
Advances	40,412	31,759	22,627	21,322
Mortgage loans, net	10,802	10,974	11,225	11,514
Total assets	60,767	52,890	46,897	42,727
Securities sold under agreements to repurchase	200	200	500	500
Consolidated obligations	56,065	48,028	42,640	38,264
Mandatorily redeemable capital stock	46	46	69	59
Affordable Housing Program	43	43	44	46
Payable to REFCORP	6	7	6	5
Total liabilities	57,715	50,200	44,610	40,499
Capital stock – Class B putable	2,717	2,348	1,948	1,844
Retained earnings	361	355	347	344
Capital-to-asset ratio	5.02%	5.09%	4.88%	5.21%

	Three Months Ended
Quarterly Operating Results	2007
(Dollars in millions)	December 31,	September 30,	June 30,	March 31,
Interest income	$656.8	$637.4	$604.3	$562.3
Interest expense	608.5	592.0	565.1	524.1
Net interest income	48.3	45.4	39.2	38.2
Provision for credit losses on mortgage loans	—	—	—	—
Net interest income after mortgage loan credit loss provision	48.3	45.4	39.2	38.2
Other income	3.8	3.7	2.6	0.2
Other expense	12.3	9.8	10.3	10.0
Total assessments	10.6	10.5	8.4	8.1
Net income	29.2	28.8	23.1	20.3

Annualized Dividend rate	4.50%	4.25%	4.25%	4.25%

Statements of Condition	2006
(Dollars in millions)	December 31,	September 30,	June 30,	March 31,
Short-term investments	$3,826	$3,147	$2,887	$4,174
Mortgage-backed securities	4,380	4,608	4,865	5,158
Other investments	13	13	14	14
Advances	21,855	22,977	22,295	22,024
Mortgage loans, net	11,775	12,053	12,393	12,713
Total assets	42,041	42,979	43,341	44,278
Securities sold under agreements to repurchase	500	500	500	500
Consolidated obligations	37,751	38,842	39,212	39,881
Mandatorily redeemable capital stock	65	70	76	84
Affordable Housing Program	45	46	47	47
Payable to REFCORP	6	6	8	48
Total liabilities	39,792	40,668	41,019	42,025
Capital stock – Class B putable	1,906	1,970	1,982	1,918
Retained earnings	344	342	340	336
Capital-to-asset ratio	5.35%	5.38%	5.36%	5.09%

	Three Months Ended
Quarterly Operating Results	2006
(Dollars in millions)	December 31,	September 30,	June 30,	March 31,
Interest income	$567.1	$569.8	$542.0	$532.5
Interest expense	527.7	530.8	503.6	495.0
Net interest income	39.4	39.0	38.4	37.5
Reversal of provision for credit losses on mortgage loans	—	0.5	—	—
Net interest income after mortgage loan credit loss provision	39.4	39.5	38.4	37.5
Other income	1.9	1.5	2.7	2.6
Other expense	9.5	10.1	10.8	11.1
Total assessments	8.5	8.2	8.2	7.7
Net income	23.3	22.7	22.1	21.3

Annualized Dividend rate	4.25%	4.25%	3.80%	3.00%

Investment Portfolio Analysis
Supplementary financial data on the Bank’s investment securities for the year’s ended December 31, 2007, 2006, and 2005 are included in the tables below.
At December 31, 2007, the Bank had investments with the following issuer (excluding government-sponsored enterprises and U.S. government agencies) with a book value greater than 10 percent of the Bank’s total capital (dollars in millions):

		Total
	Total	Market
	Book Value	Value

Bank of Nova Scotia	$345	$345

Trading Securities
The Bank’s trading portfolio totals at December 31, 2007, 2006, and 2005 were as follows (dollars in millions):

	2007	2006	2005

U.S. government agency-guaranteed	$—	$—	$9

U.S. government agency-guaranteed investments represented Ginnie Mae securities. Ginnie Mae is a wholly-owned government corporation that guarantees payment on MBS that are backed by federally insured or guaranteed loans.
Available-for-Sale Securities
The Bank’s available-for-sale portfolio totals at December 31, 2007, 2006, and 2005 were as follows (dollars in millions):

	2007	2006	2005

Government-sponsored enterprises	$3,434	$562	$250

Government-sponsored enterprises represented Fannie Mae and/or Freddie Mac debt securities and mortgage-backed securities.

The table below summarizes book value and yield characteristics on the basis of remaining terms to contractual maturity for our available-for-sale securities at December 31, 2007 (dollars in millions):

	Book Value	Yield
Government-sponsored enterprises
Within one year	219	4.30%
After ten years	3,215	5.38%

Total available-for-sale securities	$3,434	5.31%

Held-to-Maturity Securities
The Bank’s held-to-maturity portfolio at December 31, 2007, 2006, and 2005 includes (dollars in millions):

	2007	2006	2005

Government-sponsored enterprises	$3,458	$4,144	$4,861
U.S. government agency-guaranteed	64	81	107
States and political subdivisions	74	5	7
Other bonds, notes, and debentures	309	1,485	1,003

Total held-to-maturity securities	$3,905	$5,715	$5,978

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

The table below presents book value and yield characteristics on the basis of remaining terms to contractual maturity for our held-to-maturity securities at December 31, 2007 (dollars in millions):

	Book Value	Yield
Government-sponsored enterprises
Within one year	$1	5.91%
After one but within five years	2	5.78%
After five but within 10 years	75	5.50%
After 10 years	3,380	5.05%

U.S. government agency-guaranteed
After five but within 10 years	1	6.32%
After 10 years	63	5.45%

States and political subdivisions
After 10 years	74	6.30%

Other bonds, notes, and debentures
Within one year	205	3.82%
After one but within five years	3	6.58%
After five but within 10 years	1	5.37%
After 10 years	100	5.44%

Total held-to-maturity securities	$3,905	5.03%

Loan Portfolio Analysis
The Bank’s outstanding advances, real estate mortgages, nonperforming real estate mortgages, and real estate mortgages 90 days or more past due and accruing interest for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 are as follows (dollars in millions):

	2007	2006	2005	2004	2003

Domestic
Advances	$40,412	$21,855	$22,283	$27,175	$23,272

Real estate mortgages	$10,802	$11,775	$13,018	$15,193	$16,052

Nonperforming real estate mortgages[1]	$27	$24	$33	$23	$10

Real estate mortgages past due 90 days or more and still accruing interest[2]	$5	$6	$6	$3	$5

Nonperforming real estate mortgages
Interest contractually due during the period	$1.5
Interest actually received during the period	1.2

Shortfall	$0.3

[1]	Nonperforming real estate mortgages represent conventional mortgage loans that are 90 days or more past due and have been placed on nonaccrual status.

[2]	Only government-insured loans (e.g., FHA, VA) continue to accrue after 90 days or more delinquent, because of the (1) U.S. government guarantee of the loans and (2) contractual obligation of the loan servicer.

Mortgage Loan Geographic Concentration
The following table shows geographic concentration of the conventional and government-insured loan portfolio at December 31, 2007. Regional concentration is calculated based on unpaid principal balances.

Regional Concentration[1]
Midwest	37.1%
West	18.5%
Southwest	16.9%
Southeast	15.6%
Northeast	11.9%

Total	100.0%

[1]	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.

West includes AK, CA, Guam, HI, ID, MT, NV, OR, WA, and WY.

Southeast includes AL, District of Columbia, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.

Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.

Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, Puerto Rico, RI, U.S. Virgin Islands, and VT.
Summary of Loan Loss Experience
The allowance for credit losses on real estate mortgage loans for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 are as follows (dollars in thousands):

	2007	2006	2005	2004	2003

Balance, beginning of year	$250	$763	$760	$5,906	$3,255
Charge-offs	(19)	—	—	(111)	(53)
Recoveries	—	—	3	13	—

Net charge-offs	(19)	—	3	(98)	(53)

Provision for (reversal of provision for) credit losses	69	(513)	—	(5,048)	2,704

Balance, end of period	$300	$250	$763	$760	$5,906

The ratio of net (charge-offs) recoveries to average loans outstanding was less than one basis point for the years ended December 31, 2007, 2006, 2005, 2004, and 2003.

Advances
The following table shows the Bank’s outstanding advances at December 31, 2007 (dollars in millions):

Maturity
Overdrawn demand deposit accounts	$1
Within one year	19,817
After one but within five years	11,597
After five years	8,607

Total par value	40,022

Hedging fair value adjustments
Cumulative fair value gain	383
Basis adjustments from terminated hedges	7

Total advances	$40,412

The following table details additional interest rate payment terms for advances at December 31, 2007 (dollars in millions):

Par amount of advances
Fixed rate maturity
Overdrawn demand deposit accounts	$1
Within one year	19,669
After one year	15,633

Variable rate maturity
Within one year	148
After one year	4,571

Total	$40,022

Short-term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for the years ended December 31, 2007, 2006, and 2005 (dollars in millions):

	2007	2006	2005
Discount notes
Outstanding at period-end	$21,501	$4,685	$4,067
Weighted average rate at period-end	4.10%	5.02%	3.57%
Daily average outstanding for the period	$8,597	$5,423	$5,268
Weighted average rate for the period	4.93%	4.97%	3.04%
Highest outstanding at any month-end	$21,501	$6,791	$7,805
Ratios
Financial ratios for the years ended December 31, 2007, 2006, and 2005 are provided in the following table:

	2007	2006	2005

Return on average assets	0.21%	0.20%	0.48%
Return on average total capital	4.25%	3.91%	9.57%
Total average capital to average assets	5.04%	5.21%	5.04%
Dividends declared per share as a percentage of net income per share	86.82%	83.09%	26.44%
Ratio of Earnings to Fixed Charges

(Dollars in millions)	2007	2006	2005	2004	2003
Earnings
Income before assessments	$139.0	$122.0	$301.4	$135.7	$184.4
Fixed charges	2,290.1	2,057.4	1,584.7	930.1	852.4

Total earnings	$2,429.1	$2,179.4	$1,886.1	$1,065.8	$1,036.8

Fixed charges
Interest expense	$2,289.7	$2,057.0	$1,584.4	$929.8	$852.1
Estimated interest component of net rental expense[1]	0.4	0.4	0.3	0.3	0.3

Total fixed charges	$2,290.1	$2,057.4	$1,584.7	$930.1	$852.4

Ratio of earnings to fixed charges	1.06	1.06	1.19	1.15	1.22

[1]	Represents an estimated interest factor.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A-CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures at December 31, 2007
The Bank maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) that are designed to provide reasonable assurance that information required to be disclosed by the Bank in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (2) accumulated and communicated to the Bank’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the filing of this Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective at December 31, 2007.
Report of Management on Internal Control over Financial Reporting at December 31, 2007
The Bank’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Bank’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Bank’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Bank; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Bank are being made only in accordance with authorizations of management and directors of the Bank; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Bank’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Bank’s internal control over financial reporting at December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment and those criteria, management believes that, at December 31, 2007, the Bank maintained effective internal control over financial reporting.
Changes in Internal Control over Financial Reporting
As reported in our Form 10-Q for the interim period ended September 30, 2007, management concluded that at September 30, 2007 we did not maintain effective controls over its use of spreadsheets used in the financial close and reporting process. Specifically, the Bank did not have effective controls in place to monitor and ensure that spreadsheet formula logic was adequately tested and analyzed in order to provide accurate and complete spreadsheet calculations.
We have enhanced our internal controls over our use of spreadsheets used in the financial close and reporting process. More specifically the Bank
•	completed spreadsheet certification process that documents and tests the control environment over spreadsheets involved in the financial reporting process.

•	implemented internally developed information technology (IT) solutions that have replaced or supplemented the development and use of complex spreadsheets involved in the financial reporting process.

•	implemented additional internal controls to support and validate the Bank’s manual spreadsheets, including installation and phased-in implementation of a software tool to assist with creating an audit trail for changes to spreadsheets.
We have evaluated the design of these new procedures and controls, placed them in operation for a sufficient period of time, and subjected them to appropriate tests, in order to conclude that they are operating effectively. We have therefore concluded that the above referenced material weakness has been fully remediated at December 31, 2007.
As described above, there have been changes in our internal control over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act) during the most recent fiscal quarter covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T)-CONTROLS AND PROCEDURES
Information disclosed under “Item 9A — Controls and Procedures” at page 119.
ITEM 9B-OTHER INFORMATION
None.
PART III
ITEM 10-DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The Board of Directors is responsible for monitoring our compliance with Finance Board regulations and establishing policies and programs that carry out our housing finance mission. The Board of Directors adopts, reviews, and oversees the implementation of policies governing our advance, mortgage loan, investment, and funding activities. Additionally, the Board of Directors adopts, reviews, and oversees the implementation of policies that manage our exposure to market, liquidity, credit, operational, and business risks.
The FHLBank Act provides that a board of at least 14 directors govern each FHLBank. Historically, the Finance Board has appointed a minimum of six public-interest directors, including at least two of whom come from organizations with more than a two-year history of representing consumer or community interests in banking services, credit needs, housing, or other financial consumer products. As of February 29, 2008, the Bank had eight appointive and ten elective directors serving on its Board.
Appointive directors are appointed by the Finance Board after being nominated by the Bank. Pursuant to Finance Board regulations, each FHLBank is to submit to the Finance Board, annually on or before October 1, at least one and up to two candidates for each appointive director seat that will expire at the end of the current year. The Finance Board then makes the required appointments from the list of candidates forwarded by each FHLBank. If the Finance Board does not fill all vacancies from the list submitted by the FHLBank’s Board of Directors, the Finance Board may require the FHLBank’s Board of Directors to submit a supplemental list for its consideration. An FHLBank may consider any qualified individual for inclusion in its list of candidates, and a third party may recommend a candidate to the FHLBank. Each FHLBank is to select its nominees based on the candidate meeting certain statutory eligibility requirements and the candidate’s business, financial, housing community and economic development, and/or leadership experience.

The remaining directors are elected by and from our member stockholders. Both elected and appointed directors serve three-year terms. If any person has been elected to three consecutive full terms as an elective director of the Bank and has served for all or part of each of the terms, the individual is not eligible for election to an elective directorship of the Bank for a term which begins earlier than two years after the expiration of the last expiring three year term. The FHLBank Act requires that each FHLBank’s Board of Directors elect a chair and vice chair among its members to two-year terms.
The table below shows membership information for the Bank’s Board of Directors at February 29, 2008:

		Elected or		Expiration of Current
Director	Age	Appointed	Director Since	Term As Director
Michael K. Guttau (chair)	61	Elected	January 1, 2003	December 31, 2008
Dale E. Oberkfell (vice chair)	52	Elected	January 1, 2007	December 31, 2009
Johnny A. Danos	68	Appointed	May 14, 2007	December 31, 2010
Gerald D. Eid	67	Appointed	January 23, 2004	December 31, 2010
Michael J. Finley	52	Elected	January 1, 2005	December 31, 2010
David R. Frauenshuh	64	Appointed	January 23, 2004	December 31, 2010
Lorna P. Gleason	51	Appointed	May 14, 2007	December 31, 2008
Eric A. Hardmeyer	48	Elected	January 1, 2008	December 31, 2010
Labh S. Hira	59	Appointed	May 14, 2007	December 31, 2009
John F. Kennedy, Sr.	52	Appointed	May 14, 2007	December 31, 2008
D.R. Landwehr	61	Elected	January 1, 2004	December 31, 2009
Clair J. Lensing	73	Elected	January 1, 2004	December 31, 2009
Dennis A. Lind	57	Elected	January 1, 2006	December 31, 2008
Paula R. Meyer	53	Appointed	May 14, 2007	December 31, 2008
Kevin E. Pietrini	58	Elected	January 12, 2006	December 31, 2008
John H. Robinson	57	Appointed	May 14, 2007	December 31, 2009
Lynn V. Schneider	60	Elected	January 1, 2004	December 31, 2009
Joseph C. Stewart III	38	Elected	January 1, 2008	December 31, 2010
Michael K. Guttau, the Board’s chair, has served as president, chairman, and chief executive officer (CEO) of Treynor State Bank in Treynor, Iowa, since 1978. Mr. Guttau was recently elected to serve as chairman of the Federal Home Loan Bank Council for 2008. He has been actively involved with the American Bankers Association, Iowa Bankers Association, Iowa Independent Bankers, and served as the Iowa Superintendent of Banking from 1995 through 1999. Currently, Mr. Guttau is president of the Treynor Foundation Corporation. Mr. Guttau serves on the following Bank committees: Executive and Governance Committee (chair), Risk Management Committee, Finance and Planning Committee, and the Human Resources and Compensation Committee (Compensation Committee).

Dale E. Oberkfell, the Board’s vice chair, has served in a variety of banking positions during his nearly 30 years in the financial services industry. Since May 2005, Mr. Oberkfell has served as the president and chief operating officer (COO) of Reliance Bank in Des Peres, Missouri. Mr. Oberkfell also currently serves as executive vice president of Reliance Bancshares, Inc. in Des Peres, Missouri, and as senior vice president of Reliance Bank, FSB in Fort Myers, Florida. Prior to joining Reliance Bank, Mr. Oberkfell was a partner at the Certified Public Accounting firm of Cummings, Oberkfell & Ristau, P.C. in St. Louis, Missouri. Mr. Oberkfell is a licensed Certified Public Accountant and is active in the American Institute of Certified Public Accountants. Mr. Oberkfell has held board positions for several organizations, including the West County YMCA, St. Louis Children’s Choir, and Young Audiences. Mr. Oberkfell serves on the following Bank committees: Executive and Governance Committee (vice chair), Audit Committee, and the Finance and Planning Committee (chair).
Johnny A. Danos is president of the Greater Des Moines Community Foundation in Des Moines, Iowa. He is the retired managing partner of the accounting firm of KPMG located in Des Moines and has 31 years of public accounting experience serving commercial, retail, insurance, banks, and financial institutions. He serves as audit committee chair on the board of directors of Casey’s General Stores and Wright Tree Service. Mr. Danos serves on the following Bank committees: Audit Committee, Business Operations and Housing Committee, and the Compensation Committee.
Gerald D. Eid has served as CEO of Eid-Co Buildings, Inc. in Fargo, North Dakota, since 1973. A second-generation builder, Mr. Eid has been in the building business and licensed as a realtor for more than 30 years. Founded in 1951, Eid-Co Buildings, Inc. is the largest single-family home builder in North Dakota. Mr. Eid has served as a member of the North Dakota Housing Finance Agency Advisory Board since 1998 and is currently its chair. He also has represented North Dakota on the executive committee of the National Association of Homebuilders. Mr. Eid serves on the following Bank committees: Audit Committee, Business Operations and Housing Committee (vice chair), and the Compensation Committee.
Michael J. Finley has served since 1992 as president of Janesville State Bank in Janesville, Minnesota. Mr. Finley serves on the Political Action Committee Board of the Minnesota Bankers Association. He is a founding member of the Minnesota Financial Group, a peer group of 15 bankers founded in 1988. He is currently the vice chairman of the Janesville Economic Development Authority. Mr. Finley serves on the following Bank committees: Risk Management Committee (vice chair) and the Business Operations and Housing Committee.

David R. Frauenshuh has served since 1983 as CEO and owner of Frauenshuh Inc. headquartered in Minneapolis, Minnesota. He also is chairman of Cornerstone Capital Investments, Frauenshuh/Sweeney, and VeriSpace. Mr. Frauenshuh has more than 30 years of experience in commercial real estate with ownership interest in approximately 2.5 million square feet of real estate. He currently serves as chair of the Christmas Campaign of the Salvation Army of Minnesota and has been chair of the Children’s House based in Hawaii. He also serves on the Salvation Army National Advisory Board and Concordia University President’s Advisory Board as well as on the boards of the Capital City Partnership and Crossways International. Mr. Frauenshuh served as chair of the 2001 Minnesota Prayer Breakfast. Mr. Frauenshuh serves on the following Bank committees: Audit Committee (vice chair) and the Finance and Planning Committee.
Lorna P. Gleason served from 2001 to 2007 as senior managing director of GMAC Health Capital, a lending leader in the health care industry in Minneapolis, Minnesota. Prior to her role as managing director, business capital group, GMAC-RFC, from 1999 to 2001, Ms. Gleason served as the General Counsel of Residential Funding Corporation which later became GMAC ResCap. She has extensive experience in all aspects of risk management and the reporting requirements of a public company. Ms. Gleason serves on the following Bank committees: Risk Management Committee, Business Operations and Housing Committee, and the Compensation Committee (vice chair).
Eric A. Hardmeyer joined the Bank of North Dakota, in 1985 as a loan officer and served as senior vice president of lending before becoming president and CEO in 2001. Mr. Hardmeyer is the current chairman of the North Dakota Bankers Association and also serves on the board of directors of the Bismarck-Mandan Chamber of Commerce and the Bismarck Public Schools Foundation. Mr. Hardmeyer serves on the following Bank committees: Audit Committee and the Business Operations and Housing Committee.
Labh S. Hira, PhD, is Dean of the College of Business at Iowa State University in Ames, Iowa. Dr. Hira has served in various roles at Iowa State University since 1982. He was an accounting professor, department chair and associate dean before being named dean of the Business College in 2001. Dr. Hira is a CPA, and serves as a member of the Finance Committee of the Board of Directors of the Iowa State University Foundation and on the Board of Directors of the Iowa Society of CPAs. Dr. Hira serves on the following Bank committees: Risk Management Committee and the Finance and Planning Committee.
John Francis Kennedy, Sr. is vice president and chief financial officer (CFO) for the St. Louis Equity Fund, Inc. in St. Louis, Missouri which invests in decent affordable housing developments financed through corporate investment and in cooperation with local, state and federal governments. Kennedy has been with the St. Louis Equity Fund since 1998. He is a CPA and spearheaded and managed the development of Tax Credit Manager an internet database and reporting software. Mr. Kennedy serves on the following Bank committees: Risk Management Committee and the Business Operations and Housing Committee.

D.R. Landwehr is the chairman, president, and CEO of Community Bank of Missouri in Richmond, Missouri, a bank he organized in May 2001. From 1993 until 1999, he served as chairman, president, and CEO of Condon National Bank. Mr. Landwehr organized and obtained regulatory approval for the Community Bank of Missouri from 1999 until the Bank opened in 2001. Mr. Landwehr has been active in civic organizations during his professional career and is currently a director of Missouri Bancorp, Inc. He is a member of the Richmond Rotary Club, chair of the Hardin United Methodist Church, past president of the Richmond Chamber of Commerce, and an alumnus of Leadership Missouri and Leadership Kansas. Mr. Landwehr has been recognized as a Paul Harris Fellow by Rotary International. Mr. Landwehr serves on the following Bank committees: Risk Management Committee and the Finance and Planning Committee (vice chair).
Clair J. Lensing has served as the president, CEO, and owner of Security State Bank in Waverly, Iowa, since 1999. He also owns the Citizens Savings Bank in Hawkeye, Iowa, and the Maynard Savings Bank in Maynard, Iowa. Previously he served as president and CEO of Farmers State Bank in Marion, Iowa and as a bank examiner with the Iowa Division of Banking. Mr. Lensing has served as president of the Iowa Bankers Association, chairman of the Board of Shazam Network, and board member of the Iowa Independent Bankers. He also has been active in numerous other professional, educational, and community organizations. Mr. Lensing serves on the following Bank committees: Audit Committee, Business Operations and Housing Committee, and the Compensation Committee.
Dennis A. Lind has served as the president of Midwest Bank Group, Incorporated, and chairman of its member bank Midwest Bank in Detroit Lakes, MN since 2000. Mr. Lind is also senior vice president of The Marshall Group, Incorporated in Minneapolis. Mr. Lind has over 30 years of experience in banking, capital markets and investments. He previously worked for 13 years at Norwest Bank (now Wells Fargo Bank) where he most recently served as an executive vice president at Norwest Investment Services, Incorporated. Mr. Lind began his career in the Bond Department at First National Bank of Minneapolis (now US Bank). Mr. Lind serves on the following Bank committees: Executive and Governance Committee, Risk Management Committee, Finance and Planning Committee, and the Compensation Committee (chair).
Paula R. Meyer retired as president of RiverSource Funds (formerly American Express Funds) in Minneapolis, Minnesota in 2006. Meyer joined RiverSource Funds in 1998 and prior to that was president of Piper Capital Management. She has 25 years experience in the financial services industry as a senior manager encompassing marketing, operations, and management of mutual funds, investments and insurance companies. Ms. Meyer serves on the following Bank committees: Executive and Governance Committee, Risk Management Committee (chair), and the Finance and Planning Committee.

Kevin E. Pietrini has been an officer of Queen City Federal Savings Bank in Virginia, Minnesota since 1983, currently serving as chairman of the board. He serves on the Board of Directors of America’s Community Bankers, Northeast Ventures Corporation, Northern Diagnostics Corporation, Iron Range Ventures and Range Mental Health Center. Mr. Pietrini also is active in various community organizations such as the Virginia Charter Commission, Kiwanis Club of Virginia, and the Virginia Chamber of Commerce. Mr. Pietrini serves on the following Bank committees: Executive and Governance Committee, Audit Committee (chair), and the Finance and Planning Committee.
John H. Robinson is chairman of Hamilton Ventures, LLC, a consulting and investment company in Kansas City, Missouri. Robinson is an engineer with international experience as chairman of EPCglobal Ltd in Sheffield, England and executive director of Amey Plc in London, England 2000-2002. He serves on the boards of directors of COMARK Building Systems, Olsson Associates, Alliance Resources MLP, and Coeur Precious Metals. Mr. Robinson serves on the following Bank committees: Audit Committee, Business Operations and Housing Committee, and the Compensation Committee.
Lynn V. Schneider of Huron, South Dakota, has served since 2002 as president and CEO of American Bank and Trust of Huron, South Dakota. He previously was president and regional manager of Marquette Bank in Huron. He also served for 11 years as president, CEO, and chairman of the board of Farmers and Merchants Bank, also in Huron. He currently is chairman of the board for William Griffith Foundation, Inc., chairman of the board for Mennonite Brethren Foundation, Inc., and serves on the boards of Bethesda Church of Huron, Huron University Foundation, Huron Regional Medical Center, Huron Crossroads, Inc., and American Trust Insurance, LLC as secretary. Mr. Schneider serves on the following Bank committees: Executive and Governance Committee, Risk Management Committee, Business Operations and Housing Committee (chair), and the Compensation Committee.
Joseph C. Stewart III has served since 2004 as chairman of the board of BancStar, Inc., a four bank holding company in Festus, Missouri, and as CEO and director of Bank Star in Pacific, MO, where he has worked in various capacities since 1994. In addition, Mr. Stewart also serves as CEO and director for Bank Star of the LeadBelt in Park Hills, MO, Bank Star One in Fulton, MO, and Bank Star of the BootHeel in Steele, MO. Mr. Stewart currently serves on the board of directors for both the Missouri Bankers Association and the Missouri Independent Bankers Association. Mr. Stewart serves on the following Bank committees: Audit Committee and the Finance and Planning Committee.

Executive Officers
The following persons currently serve as executive officers of the Bank:

			Employee of the
Executive Officer	Age	Position Held	Bank Since
Richard S. Swanson	58	President and CEO	June 1, 2006
Edward McGreen	40	Executive Vice President and Chief Capital Markets Officer (CCMO)	November 8, 2004
Steven T. Schuler	56	Executive Vice President and CFO	September 18, 2006
Nicholas J. Spaeth	58	Executive Vice President and Corporate Secretary — Chief Risk Officer (CRO) and General Counsel	May 1, 2007
Michael L. Wilson	51	Executive Vice President and Chief Business Officer (CBO)	August 21, 2006
Richard S. Swanson has been president and CEO since June 2006. Prior to joining the Bank, Mr. Swanson was a principal of the Seattle law firm of Hillis, Clark, Martin & Peterson for two years where he provided counsel in the areas of finance, banking law, and SEC regulation. From 2000 to 2003, Mr. Swanson served as chairman and CEO of HomeStreet Bank in Seattle, Washington, and had served as its CEO since 1990. As an industry-elected director from HomeStreet Bank, Mr. Swanson served on the board of directors of the Federal Home Loan Bank of Seattle from 2000 to 2003, and served as the board’s vice chair from 2002 to 2003. He currently serves as a director of Triad Guaranty, Inc. and Alaska Growth Capital.
Edward McGreen has been with the Bank since July 2005 and is currently serving as the Bank’s Executive Vice President and CCMO. Mr. McGreen has management responsibility for treasury, mortgage portfolio management, and financial analytics. Mr. McGreen joined the Bank in 2004 as director of mortgage portfolio management. Prior to joining the Bank, Mr. McGreen held various finance and portfolio management positions at Fannie Mae from 1996 to 2001 and 2002 to 2004.
Steven T. Schuler has been with the Bank since September 2006 and is currently servicing as its Executive Vice President and CFO. Mr. Schuler has management responsibility for general accounting, external reporting, financial analysis and internal reporting, specialized accounting including derivative accounting, accounting policy, and accounting systems. Prior to joining the Bank, Mr. Schuler had served as CFO, treasurer and secretary of Iowa Wireless Services since 2004, and had served as CFO of Iowa Wireless Services since 2001. Mr. Schuler also worked for Brenton Banks, Inc. from 1977 to 2001, serving in various leadership and management roles.

Nicholas J. Spaeth joined the Bank on May 1, 2007 as its General Counsel and CRO. Mr. Spaeth has management responsibility for the Bank’s enterprise risk and legal departments. Prior to joining the Bank, Mr. Spaeth was a partner at Kirkpatrick & Lockhart Preston Gates Ellis LLP in 2007. From 2004 to 2007, Mr. Spaeth served as Senior Vice President, Law and Public Policy, and Chief Legal Officer of H&R Block, Inc. Mr. Spaeth served as Senior Vice President, General Counsel and Secretary of Intuit, Inc. from 2003 to 2004, and of GE Employers Reinsurance Corporation from 2000 to 2003.
Michael L. Wilson has been with the Bank since August 2006 and currently serves as the Bank’s Executive Vice President and CBO. Mr. Wilson has management responsibility for member financial services, credit and mortgage sales, credit and collateral, information technology, community investment, money desk, and administration. Prior to joining the Bank, Mr. Wilson had served as senior executive vice president and COO of the Federal Home Loan Bank of Boston (FHLB Boston) since August 1999, and had served in other senior leadership roles with the FHLB Boston since 1994.
Code of Ethics
The Bank has adopted a Code of Ethics that sets forth the guiding principles and rules of conduct by which we operate the Bank and conduct our daily business with our customers, vendors, shareholders, and fellow employees. The Code of Ethics applies to all of the directors, officers and employees of the Bank. The purpose of the Code of Ethics is to promote honest and ethical conduct and compliance with the law, particularly as it relates to the maintenance of the Bank’s financial books and records and the preparation of its financial statements. The Code of Ethics can be found on our website at www.fhlbdm.com. We disclose on our website any amendments to, or waivers of, the Code of Ethics. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC.
Audit Committee
The Audit Committee of the Board of Directors (1) directs senior management to maintain the reliability and integrity of the accounting policies and financial reporting and disclosure practices of the Bank; (2) reviews the basis for the Bank’s financial statements and the external auditor’s opinion with respect to such statements; (3) ensures that policies are in place that are reasonably designed to achieve disclosure and transparency regarding the Bank’s financial performance and governance practices; and (4) oversees the internal and external audit functions. The Audit Committee has adopted a charter outlining its roles and responsibilities, which is available on the Bank’s website at www.fhlbdm.com. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC. The members of the Bank’s Audit Committee for 2008 are Kevin Pietrini (chair), David Frauenshuh (vice chair), Johnny Danos, Gerald Eid, Eric Hardmeyer, Clair Lensing, Dale Oberkfell, John Robinson, and Joseph Stewart III. The Audit Committee held a total of six in-person meetings and three telephonic meetings in 2007. As of February 29, 2008, the Audit Committee has held one in-person meeting and is scheduled to meet seven additional times during the remainder of 2008.

Audit Committee Financial Expert
The Bank’s Board of Directors has determined that the following members of its Audit Committee qualify as audit committee financial experts under Item 407(d)(5) of Regulation S-K: Kevin Pietrini, Dale Oberkfell, Johnny Danos, and Eric Hardmeyer. As discussed in detail under “Item 13-Certain Relationships and Related Transactions, and Director Independence” at page 145, the Bank is required, by SEC rules, to disclose whether its directors are independent in accordance with a definition of independence from a national securities exchange or national securities association. The Bank has elected to use the New York Stock Exchange (NYSE) definition of independence, and under that definition, the Bank’s Board of Directors has determined that Messrs. Pietrini, Oberkfell, and Hardmeyer, as elected directors, are not independent based upon the cooperative nature of the Bank and that Mr. Danos, an appointed director, does meet such independence definition. The Board has further determined that Messrs. Pietrini, Oberkfell, Danos, and Hardmeyer are independent according to Finance Board rules applicable to members of the audit committees of the boards of directors of FHLBanks.
ITEM 11-EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The Compensation Discussion and Analysis provides information on the Bank’s executive compensation and benefit programs for its named executive officers listed in the Summary Compensation Table below. The information describes and provides analysis related to, among other things, the role of the Compensation Committee, executive compensation philosophy, and components of compensation and benefits, including the retirement benefits provided by the Bank to its named executive officers.
The primary objective of the Compensation Committee of the Board of Directors is to ensure that the Bank meets its objectives of attracting and retaining a well-qualified and diverse workforce.
The Compensation Committee is responsible for reviewing and approving compensation plan designs and Bank-wide incentive goals, consistent with the Bank’s strategic business plan. Plan designs and goals are recommended by the President/CEO and the Director of Human Resources based on the Bank’s strategic business plan. The Compensation Committee is also responsible for advising and making recommendations to the Board of Directors on the following:
•	President/CEO performance appraisal, base salary, and incentive compensation.

•	Approval of annual incentive payouts for all employees upon its review of actual performance relative to performance targets.

•	Director compensation, including the annual director fee policy.

•	Employee compensation and policy issues including the Bank’s salary structure, annual incentive plan, other at risk compensation plans, and other benefits including the Bank’s retirement plans and non-qualified plans.

The Compensation Committee is responsible for producing a Compensation Committee report on executive compensation as required by the SEC to be included in the Bank’s annual report on Form 10-K.
Overview of Total Compensation and Benefit Programs
We believe that in order to attract, retain, and motivate outstanding executives, we must provide a total compensation and benefit package that appropriately rewards executives based on their performance and contributions to the success of the Bank’s business. Therefore, our 2007 executive compensation and benefit program closely aligns our named executive officers’ compensation with the performance of the Bank and its strategic business plan on a short-term basis. The Bank compensates its named executive officers through base salary, annual cash incentive awards, and benefits, including retirement benefits and perquisites.
As part of our objectives to attract and retain executive talent, our program is also structured to ensure an appropriate level of competitiveness within the marketplace from which we recruit our executives. We strive to provide an executive compensation program around the 50th percentile of the market for total compensation of executives in other financial services industry organizations, as determined by the Compensation Committee. However, as appropriate and at the discretion of the Compensation Committee and/or the President/CEO, the Bank may pay above or below the 50th percentile based on the experience and performance of the named executive officers. For this purpose, in 2007, the Compensation Committee defined the financial services industry organizations to include regional/commercial banks, mortgage banks, and other FHLBanks.
Comparing our executive compensation practices to other financial services industry organizations that are similar in total assets present some challenges due to our unique business and cooperative ownership structure. Our named executive officers are required to have the depth of knowledge and experience that is required of comparable financial services industry organizations but our focus is narrower than many of the organizations in this group. Therefore, when comparing our executive positions to similar positions we utilize factors such as size and scope and positions that represent a realistic employment opportunity for our named executive officers. For example, a President/CEO position in the Bank is compared to a subsidiary or division president position in other financial services industry organizations.

The Compensation Committee approves the President/CEO’s compensation and reviews the salary increase and incentive pay recommendations submitted by the President/CEO for the other named executive officers. In evaluating and setting annual base salary and incentive pay for the President/CEO, the Compensation Committee considers the existing employment agreement and comparable pay information provided by McLagan Partners, an independent compensation consultant, which compare the named executive officer positions to the financial services industry organizations mentioned above. The Compensation Committee uses these estimated comparable values as a guideline for evaluating the President/CEO’s salary and incentive pay as well as when reviewing the President/CEO’s salary and incentive pay recommendations for the other named executive officers. The Compensation Committee and the Bank utilizes data gathered by McLagan Partners, including the Federal Home Loan Bank system custom survey.
When reviewing and recommending base salary and incentive compensation for the named executive officers, the Compensation Committee believes it is appropriate to emphasize a pay-for-performance relationship by providing competitive pay at the 50th percentile for competitive performance, below the 50th percentile for below-market performance, and above the 50th percentile for above-market performance. Factors considered in making the pay-for-performance determinations include the named executive officer’s individual performance and contribution in achieving the Bank’s strategic business plan and the overall level of achievement attained by the Bank in its annual Bank-wide goals (threshold, target, or excess). In March 2007 the Compensation Committee and the Board of Directors established and approved the 2007 Bank-wide goals and performance targets.
Components of the Total Compensation Package
Base Salary
Base salary is a key component of the named executive officer’s total compensation package. The overall goal of this component is to ensure the Bank’s success in attracting and retaining the talent needed to execute the Bank’s short- and long-term business strategies.
The President/CEO recommends annual salary increases based on the named executive officers’ individual performance and contribution to the Bank’s achievement of its strategic business plan. As discussed above, these recommendations consider an assessment of whether the current base salary is competitive relative to executives in comparable positions in the financial services industry organizations and any existing employment agreements for our named executive officers. Our employment agreements for the President/CEO, Chief Business Officer, and Chief Risk Officer and General Counsel, provide each with a guaranteed minimum base salary increase. In addition to the guaranteed minimum base salary increase, the named executive officers may receive a discretionary salary increase above the minimum amount. The President/CEO annually reviews discretionary salary increase recommendations for the named executive officers with the Compensation Committee in February of each year and the Compensation Committee reviews and approves discretionary salary adjustments for the President/CEO.

In 2007, the Compensation Committee approved two named executive officer annual salary increases based upon the guaranteed minimum annual increases as stated in the existing employment agreements. President/CEO, Richard S. Swanson, and Executive Vice President/CBO, Michael L. Wilson, were given a four percent base salary adjustment. Pursuant to their employment agreements, the Compensation Committee discussed approving a discretionary increase and chose not to do so.
Annual Incentive Plan
In March, 2007, the Compensation Committee approved the Bank’s 2007 Annual Incentive Plan (AIP). It is a cash-based incentive plan designed to promote higher levels of performance through the involvement and participation of the named executive officers and other Bank personnel. The AIP includes two components: Part I is based on Bank-wide financial, business maintenance, and growth goals; and Part II is based on the achievement of non-financial objectives aimed at improving the Bank’s service to the shareholding members and operational effectiveness as described in the Bank’s strategic business plan. Part I goals for the named executive officers are weighted at 60 percent and Part II goals for the named executive officers are weighted at 40 percent.
AIP targets established for each named executive officer take into consideration total compensation practices (base salary, annual incentives, long-term incentives, and benefits) of the financial services industry organizations. Each named executive officer is assigned a target award opportunity, stated as a percentage of base salary, which corresponds to the individual’s level of organizational responsibility and ability to contribute and influence the Bank’s overall performance. Rewards are paid to the named executive officers based upon the achievement level of the Bank’s Part I goals and the named executive officers’ individual performance and achievement level of their respective Part II individual and/or team goals. The range of the potential awards for each named executive officer is 0-50 percent for the President/CEO and 0-40 percent for the other named executive officers.
In March, 2007, the Compensation Committee and the Board of Directors approved three Part I Bank-wide goals that included financial, business maintenance, and growth goals. Each goal is weighted equally at 33.3 percent and includes a threshold, target, and excess level of performance. Two of the Bank-wide goals are based on the Bank’s core business of providing advances to its active and relatively inactive members. The remaining goal is based on a financial goal of the spread between post-assessment GAAP earnings per share and average 3-month LIBOR for the year.
When establishing the Part I AIP goals, the Board of Directors anticipates that the Bank will successfully achieve the threshold level of performance the majority of the time. The performance target is aligned with the financial, business maintenance, and growth goals as outlined in the strategic business plan and is expected to be reasonably achievable. The performance excess is designed to be an overall stretch goal. The level of performance achieved is calibrated between the performance levels (threshold, target, and excess), so that the Part I incentive awards are paid based on the actual results achieved by the Bank. For calendar year 2007, the Bank achieved an overall level of performance on the Part I goals near excess.

Part II goals for each named executive officer are established based upon the strategic business plan and the particular areas of the plan for which each named executive officer has overall responsibility in setting and implementing strategy and action items in the plan. The strategic business plan and action items were approved by the Board of Directors in December, 2006.
Long-Term Incentive Plan
The Long-Term Incentive Plan (LTIP) was suspended in February, 2006 by the Board of Directors for an indefinite period of time. No awards were made to any Executive in 2007 under the LTIP.
Retirement Benefits
The Bank established and maintains a comprehensive retirement program for its named executive officers comprised of two qualified pension plans: a defined benefit plan (established in 1943) and a defined contribution plan (established in 1972). For its qualified pension plans, the Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (DB Plan) and the Pentegra Defined Contribution Plan for Financial Institutions (DC Plan).
In 1994 in response to federal legislation which imposed restrictions on the pension benefits payable to its named executive officers, the Bank established a third retirement plan entitled the Benefit Equalization Plan (BEP). BEP is a non-qualified plan available to named executive officers that restores the pension benefits that a named executive officer is restricted from receiving (due to the limitations imposed by the Internal Revenue Service (IRS)) on the benefits received from or contributions made to the Bank’s two qualified pension plans. (See tables at pages 137 and 138 for additional information on the retirement benefits.)
Executive Perquisites
Perquisites are a de minimis element of total compensation and as such are provided to named executive officers as a convenience associated with their overall duties and responsibilities. It is the Bank’s practice to provide the named executive officers with perquisites that include a monthly automobile allowance (President/CEO only), relocation assistance, and financial planning.

Role of Management in Awarding Executive Compensation
While the Board of Directors, at the recommendation of the Compensation Committee, is primarily responsible for determining the compensation of the President/CEO, the President/CEO and the Director of Human Resources periodically advise the Compensation Committee on competitive compensation and benefit issues impacting the Bank’s ability to attract and retain high quality executive talent. For example, if the Bank’s existing retirement plan impacts our ability to attract talent, the President/CEO and/or Director of Human Resources would bring this issue to the Compensation Committee with recommendations to conduct further analysis of the plan and the impact on our current named executive officers or on individuals the Bank is trying to attract for executive officer positions.
As previously mentioned, the President/CEO determines and reviews with the Compensation Committee the base salary adjustments and individual goal accomplishments of the other named executive officers that report directly to him. These recommendations are based on individual performance, contribution to the Bank’s achievement of our strategic business plan, and comparative salary information at the 50th percentile of the financial services industry organizations.

The following table provides compensation information for the year ended December 31, 2006 and 2007, for (1) the Bank’s current CEO and CFO and (2) all individuals that were serving as Executives as of December 31, 2007.

Summary Compensation Table
							Changes in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
Name and Principal						Incentive Plan	Compensation	All Other
Position	Year		Salary	Bonus		Compensation	Earnings[1]	Compensation		Total
Richard Swanson, President and Chief	2007		$561,600	—		$278,460	$69,000	$227,638	[2]	$1,136,698
Executive Officer	2006	[7]	$315,000	$118,125		—	—	$35,606		$468,731
Steven T. Schuler, Chief	2007		$244,250	—		$97,223	$10,000	$3,913		$355,386
Financial Officer	2006	[7]	$70,000	—		$15,625	—	—		$85,625
Edward J. McGreen, Chief Capital Markets Officer	2007		$281,467	$3,978		$100,794	$18,000	$9,151		$413,390
and Interim Chief	2006		$270,500	$39,378		$71,821	$18,000	$8,115		$407,814
Financial Officer
Nicholas J. Spaeth, General Counsel and	2007	[3]	$220,000	$66,000	[4]	$12,467	—	$12,793	[5]	$311,260
Chief Risk Officer
Michael L. Wilson, Chief	2007		$375,000	—		$148,750	$72,000	$93,870	[6]	$689,620
Business Officer	2006	[7]	$132,461	$98,654		—	$25,000	$69,452		$325,567

[1]	Represents change in value of pension benefits only. All returns on non-qualified deferred compensation are at the market rate.

[2]	Includes $131,175 in relocation expenses, $77,635 in tax gross-up on relocation expenses, and $9,000 for car allowance.

[3]	Mr. Spaeth joined the Bank as Executive Vice President, General Counsel, and CRO on May 1, 2007 at an annual salary of $330,000.

[4]	Bonus amount represents the guaranteed bonus payout at target as outlined in his employment agreement.

[5]	Includes $7,804 in relocation expenses, $2,989 in tax gross-up relocation expenses, and $2,000 for financial planning.

[6]	Includes $22,500 in matching contributions in the qualified and non-qualified defined contribution plans, $38,382 in non-deductible relocation expenses and $32,988 in tax gross-up on non-deductible expenses.

[7]	Messers Swanson, Schuler, and Wilson all joined the Bank during 2006. Amounts reflect benefits earned for the amount of time employed with the Bank in 2006.

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
Additionally, Mr. Swanson is entitled to participate in the Bank’s AIP. The employment agreement sets forth an annual target of 37.5 percent up to 50 percent of his base salary, which may be granted in incentive awards under the AIP. Mr. Swanson will also be entitled to participate in all pension, 401(k), and similar benefit plans offered by the Bank at terms generally applicable to the Bank’s other Executives. Furthermore, Mr. Swanson is entitled to participate in the Bank’s Benefit Equalization Plan that provides, beginning June 1, 2009, comparable benefits to Mr. Swanson as if he were fully vested under the Bank’s pension plan.
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
Mr. Wilson is entitled to participate in the Bank’s AIP, with an annual target of 20 percent up to 40 percent of his base salary, which may be granted in incentive awards under the AIP. Mr. Wilson will also be entitled to participate in all pension, 401(k), and similar benefit plans offered by the Bank at terms generally applicable to the Bank’s other Executives.
Nicholas J. Spaeth. On May 1, 2007, Mr. Spaeth and the Bank entered into an employment agreement with an initial term under the agreement beginning May 1, 2007 and extending through June 30, 2009. The initial term will automatically be extended by one year effective July 1, 2009 and each year thereafter until such date as either the Bank or Mr. Spaeth terminate such automatic extension. The employment agreement provides that the Bank shall pay an annualized base salary of not less than $330,000 (prorated) in 2007, $343,200 in 2008, and $357,000 in 2009. Mr. Spaeth’s salary will be reviewed annually at the end of each calendar year, but may not be decreased during the term of the agreement.

Mr. Spaeth is entitled to participate in the Bank’s AIP, with an annual target of 20 percent up to 40 percent of his base salary, which may be granted in incentive awards under the AIP. Mr. Spaeth is also entitled to participate in all pension, 401(k), and similar benefit plans offered by the Bank at terms generally applicable to the Bank’s other named executive officers. In addition, Mr. Spaeth is entitled to participate in the BEP that provides benefits comparable to the benefits Mr. Spaeth would have received under the Bank’s defined benefit pension plan had its vesting schedule been as follows: on or after two years from the effective date, 50 percent vested; on or after three years from the effective date, 60 percent vested; on or after four years from the effective date, 80 percent vested.
The following table provides estimated future payouts under the Bank’s AIP of non-equity incentive plan awards:

2007 Grants of Plan-Based Awards
	Estimated Future Payouts Under Non-Equity Incentive Plan
Name	Threshold	Target	Excess
Richard S. Swanson	$140,400	$210,600	$280,800
Steven T. Schuler	$49,020	$73,530	$98,040
Edward J. McGreen	$56,520	$84,780	$113,040
Nicholas J. Spaeth	$44,000	$66,000	$88,000
Michael L. Wilson	$75,000	$112,500	$150,000
Refer to the AIP discussion at page 132 for additional information on the levels of awards. Actual award amounts granted for the year ended December 31, 2007 are included in the non-equity incentive plan compensation column of the “Summary Compensation Table” at page 135.
Retirement Benefits and Pension Plan Tables
The Bank provides the following retirement benefits to named executive officers of the Bank.
Qualified Defined Benefit Plan
All employees who have met the eligibility requirements participate in the Bank’s DB Plan, administered by Pentegra, which is a tax-qualified multiple-employer defined-benefit plan. These include the Executives except Mr. Spaeth who had not yet been employed by the Bank for twelve months at December 31, 2007. The plan requires no employee contributions.
The pension benefits payable under the DB Plan are determined under a pre-established formula that provides a retirement benefit payable at age 65 or normal retirement under the DB Plan. The benefit formula is 2.25 percent per each year of the benefit service multiplied by the highest three year average compensation. Average compensation is defined as the total taxable compensation as reported on the IRS Form W-2. In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan. Upon termination of employment prior to age 65, named executive officers meeting the five year vesting and age 55 early retirement eligibility criteria are entitled to an early retirement benefit.

Non-Qualified Defined Benefit Plan
The named executive officers are eligible to participate in the defined benefit component of the Bank’s BEP (BEP DB Plan), an unfunded, non-qualified pension plan that mirrors the DB Plan.
In determining whether a restoration of retirement benefits is due a named executive officer, the BEP DB Plan utilizes the identical benefit formulas applicable to the Bank’s DB Plan, however, the BEP DB Plan does not limit the annual earnings or benefits of the named executive officers. Rather, if the benefits payable from the DB Plan have been reduced or otherwise limited, the named executive officers’ lost benefits are payable under the terms of the BEP DB Plan. As a non-qualified plan, the benefits received from the BEP DB Plan do not receive the same tax treatment and funding protection as with the Bank’s qualified plans.
The following table provides the present value of the current accrued benefits payable to the named executive officers upon retirement at age 65 from the DB Plan and the BEP DB Plan, and is calculated in accordance with the formula currently in effect for specified years-of-service and remuneration for participating in both plans. The Bank’s pension benefits do not include any reduction for a participant’s Social Security benefits.

2007 Pension Table
			Present Value of
		Number of Years	Accumulated
Name	Plan Name	of Credited Service	Benefit[1]
Richard S. Swanson	Pentegra DB	0.58 yrs	$20,000
	BEP DB Plan/DB Plan	0.58 yrs	$49,000
Steven T. Schuler	Pentegra DB	0.25 yrs	$8,000
	BEP DB Plan/DB Plan	0.25 yrs	$2,000
Edward J. McGreen	Pentegra DB	2.08 yrs	$19,000
	BEP DB Plan/DB Plan	2.08 yrs	$18,000
Michael L. Wilson	Pentegra DB	12.92 yrs[2]	$241,000
	BEP DB Plan/DB Plan	1.33 yrs[3]	$38,000
Nicholas J. Spaeth	Pentegra DB	—	$—
	BEP DB Plan/DB Plan	—	$—

[1]	See Note 17 of the Notes to Financial Statements for details regarding valuation method and assumptions.

[2]	For pension plan purposes, prior membership in the Pentegra DB Plan (formerly known as Financial Institution Retirement Fund) is included in the Number of Years of Credited Service. Assets under the prior membership are transferred to the current plan. Mr. Wilson has 1.33 years of credited service with the Bank and 11.59 years of prior service credit.

[3]	Prior service credit is not included in the Number of Years of Credited Service under the BEP/DB plan. Prior service does allow for immediate enrollment in the plan.

Qualified Defined Contribution Plan
All employees, who have met the eligibility requirements, participate in the Bank’s DC Plan, a retirement savings plan qualified under the Internal Revenue Code for employees of the Bank. The Bank matches employee contributions based on the length of service and the amount of employee contributions to the DC Plan. The matching contribution begins upon completion of one year of employment and increases to a maximum of six percent of eligible compensation. Eligible compensation is defined as base salary.
Non-Qualified Defined Contribution Plan
The Executives are eligible to participate in the defined contribution component of the BEP (BEP DC Plan), a non-qualified defined contribution plan that mirrors the DC Plan. The BEP DC Plan ensures, among other things, that participants whose benefits under the DC Plan would otherwise be restricted by certain provisions of the Internal Revenue Code are able to make elective pretax deferrals and to receive the Bank matching contribution relating to such deferrals. The investment returns credited to a participating Executive’s account are at the market rate for the selected investment.

2007 Non-Qualified Deferred Compensation Table
	Executive	Registrant	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Balance
Name	During 2007[1]	During 2007[2]	During 2007[3]	During 2007
Richard S. Swanson	$79,778	$9,828	$1,136	$90,742
Steven T. Schuler	$10,501	$1,646	$(203)	$11,944
Edward J. McGreen	$76,704	$8,380	$9,876	$174,188
Nicholas J. Spaeth	$110,000	$—	$(459)	$109,541
Michael L. Wilson	$6,960	$11,960	$1,410	$33,429

[1]	These amounts are included in the Salary column of the “Summary Compensation Table” at page 135.

[2]	These amounts are included in All Other Compensation of the “Summary Compensation Table” at page 135.

[3]	Aggregate earnings are calculated by subtracting the 2006 year end balance from the 2007 year end balance less Executive and Registrant contributions.

Potential Payments Upon Termination or Change in Control
The following sets out the material terms of employment agreements with our Executives regarding termination and change in control benefits.
Richard S. Swanson Employment Agreement. Mr. Swanson’s employment agreement will be terminated upon the occurrence of any one of the following events: his death, he is incapacitated from illness, accident, or other disability, and is unable to perform his normal duties for a period of ninety consecutive days, upon 30 days’ written notice, or the expiration of the term of the employment agreement, or any extension or renewal thereof. Additionally, Mr. Swanson’s employment agreement may be terminated by the Bank for cause or by Mr. Swanson for good reason, or by the Bank or Mr. Swanson without cause upon thirty days written notice to the other party. If Mr. Swanson’s employment is terminated by the Bank without cause or by Mr. Swanson with good reason, he shall be entitled to (1) severance payments equal to two times his base salary for the calendar year in which the termination occurs, (2) the minimum total incentive compensation for the calendar year in which the termination occurs prorated as of such date, and (3) the benefit to which he would be entitled to receive beginning June 1, 2009 under the BEP, which shall automatically vest. No severance shall be paid in connection with the expiration or non-renewal of the employment agreement. Assuming one or more of these triggering events for the receipt of severance payments occurred, the total value of the severance payable to Mr. Swanson at December 31, 2007 was $1.3 million.
Michael L. Wilson Employment Agreement. Mr. Wilson’s employment agreement will be terminated upon the occurrence of any one of the following events: his death, he is incapacitated from illness, accident, or other disability, and is unable to perform his normal duties for a period of ninety consecutive days, upon 30 days’ written notice, or the expiration of the term of the employment agreement, or any extension or renewal thereof. Additionally, Mr. Wilson’s employment agreement may be terminated by the Bank for cause or by Mr. Wilson for good reason, or by the Bank or Mr. Wilson without cause upon thirty days written notice to the other party. If Mr. Wilson’s employment is terminated by the Bank without cause or by Mr. Wilson with good reason, he shall be entitled to severance payments equal to his base salary for the calendar year in which the termination occurs, plus the minimum total incentive compensation for the calendar year in which the termination occurs prorated as of such date. No severance shall be paid in connection with the expiration or non-renewal of the employment agreement. Assuming one or more of these triggering events for the receipt of severance payments occurred, the total value of the severance payable to Mr. Wilson at December 31, 2007 was $0.5 million.

Nicholas J. Spaeth Employment Agreement. Mr. Spaeth’s employment agreement will be terminated upon the occurrence of any one of the following events: his death; he is incapacitated from illness, accident, or other disability and is unable to perform his normal duties for a period of ninety consecutive days, upon 30 days’ written notice; or the expiration of the term of the employment agreement, or any extension or renewal thereof. Additionally, Mr. Spaeth’s employment agreement may be terminated by the Bank for cause or by Mr. Spaeth for good reason; or by the Bank or Mr. Spaeth without cause upon thirty days written notice to the other party. If Mr. Spaeth’s employment is terminated by the Bank without cause or by Mr. Spaeth with good reason, he shall be entitled to severance payments equal to his base salary for the calendar year in which the termination occurs, plus the minimum total incentive compensation for the calendar year in which the termination occurs prorated as of such date. No severance shall be paid in connection with the expiration or non-renewal of the employment agreement. Assuming one or more of these triggering events for the receipt of severance payments occurred, the total value of severance payable to Mr. Spaeth at December 31, 2007 is $0.4 million.
Steven T. Schuler Management Agreement. Mr. Schuler and the Bank have entered into a management agreement, effective July 10, 2007. The purpose of the agreement is to establish certain severance arrangements in the event of termination of employment. The terms of the agreement regarding triggering events for termination are consistent with the related provisions of the current employment agreements between the Bank and its other named executive officers.
Under the agreement, if Mr. Schuler’s employment is terminated by the Bank without cause or by Mr. Schuler for good reason, Mr. Schuler shall be entitled to severance payments equal to one year of his base salary for the calendar year in which the termination occurs, plus a prorated portion of the minimum total incentive compensation for the calendar year in which termination occurs. Assuming one or more triggering events for receipt of severance payment occurred, the total value of severance payable to Mr. Schuler at December 31, 2007 is $0.3 million.
Edward McGreen Management Agreement. Mr. McGreen and the Bank have entered into a management agreement, effective July 10, 2007. The purpose of the agreement is to establish certain severance arrangements in the event of termination of employment. The terms of the agreement regarding triggering events for termination are consistent with the related provisions of the current employment agreements between the Bank and its other named executive officers.
Under the agreement, if Mr. McGreen’s employment is terminated by the Bank without cause or by Mr. McGreen for good reason, Mr. McGreen shall be entitled to severance payments equal to one year of his base salary for the calendar year in which the termination occurs, plus a prorated portion of the minimum total incentive compensation for the calendar year in which termination occurs. Assuming one or more of the triggering events for receipt of severance payment occurred, the total value of severance payable to Mr. McGreen at December 31, 2007 is $0.3 million.

Compensation of Directors
The GLB Act established statutory limits on director compensation that are adjusted annually by the Finance Board based on the Consumer Price Index for urban consumers as published by the U.S. Department of Labor. The Board of Directors is responsible for adopting an annual fee schedule based on the Finance Board’s actions. In 2007, the Board’s Director Fee Policy established a per meeting fee based on the adjusted statutory limits and allows directors who attend a specified number of in-person Board and committee meetings each year to receive the maximum statutory limit for the year.
The annual statutory compensation limits established by the Finance Board for the Board of Directors for 2007 were as follows:

2007

Chair	$29,944
Vice Chair	$23,955
Directors	$17,967
During 2007, the Board held five in-person Board meetings and 21 in-person committee and sub-committee meetings. Additional telephonic Board and committee meetings were held throughout the year. Pursuant to the Bank’s 2007 Director Fee Policy, Directors are paid one quarter of the compensation limit following the end of each quarter if they attended at least 75 percent of the meetings they were required to attend during such quarter.
The Bank also established a non-qualified deferred compensation plan for members of the Board of Directors (Directors’ Plan). The Directors’ Plan is an unfunded, contributory, deferred compensation plan that permits a participant to defer all or part of the annual remuneration, plus any investment returns thereon, to future years. Under the Directors’ Plan, directors may self-direct investment elections into one or more investment funds. The investment returns credited to a participating director’s account are at the market rate for the selected investment. The Bank does not contribute to the Director’s Plan.

The following table sets forth each Director’s compensation for the year ended December 31, 2007.

2007 Director Compensation
	Fees earned or
Name	paid in cash	Total
Randy L. Newman, Chair	$29,944	$29,944
Michael J. Guttau, Vice Chair	$23,955	$23,955
S. Bryan Cook	$17,967	$17,967
Johnny A. Danos	$13,475	$13,475
Gerald D. Eid	$17,967	$17,967
Michael J. Finley	$17,967	$17,967
David R. Frauenshuh	$17,967	$17,967
Lorna P. Gleason	$8,984	$8,984
Labh S. Hira	$13,475	$13,475
John F. Kennedy Sr.	$13,475	$13,475
D.R. Landwehr	$17,967	$17,967
Clair J. Lensing	$17,967	$17,967
Dennis A. Lind	$17,967	$17,967
Paula R. Meyer	$13,475	$13,475
Dale E. Oberkfell	$17,967	$17,967
Kevin E. Pietrini	$17,967	$17,967
John H. Robinson	$13,475	$13,475
Lynn V. Schneider	$17,967	$17,967
The Compensation Committee approved the Director Fee Policy for 2008. A Director shall receive one quarter of the compensation limit following the end of each calendar quarter. If it is determined at the end of the calendar year that a Director has attended less than 75 percent of the meetings the Director was required to attend during such year, the Director will not receive one quarter of the compensation limit for the fourth quarter of such calendar year. Furthermore, the Board of Directors reserves the right to make appropriate adjustments in the payments to any Director who regularly fails to attend Board meetings or meetings of Committees on which the Director serves. The 2008 director fees are as follows:

2008

Chairperson	$31,232
Vice Chairperson	$24,986
Other Directors	$18,739

Compensation Committee Report
The Compensation Committee of the Board of Directors of the Bank has furnished the following report for inclusion in this annual report on Form 10-K:
The Compensation Committee has reviewed and discussed the 2007 Compensation Discussion and Analysis set forth above with the Bank’s management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K. The Compensation Committee includes the following individuals:
2008 Human Resources and Compensation Committee
Dennis A. Lind, Chair
Lorna P. Gleason, Vice Chair
Johnny A. Danos
Gerald D. Eid
Michael K. Guttau, Ex Officio
Clair J. Lensing
John H. Robinson
Lynn V. Schneider
ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Membership
The following tables present members (or combination of members within the same holding company) holding five percent or more of the Bank’s outstanding capital stock (including mandatorily redeemable capital stock) at February 29, 2008 (shares in thousands):

			Shares of
			Capital Stock
			Owned at	Percent of
			February 29,	Total
Name	City	State	2008	Capital Stock

Superior	Minneapolis	MN	4,409	16.1%
Wells Fargo	Minneapolis	MN	4,149	15.2
Transamerica[1]	Cedar Rapids	IA	1,491	5.4

			10,049	36.7
All others			17,354	63.3

Total capital stock			27,403	100.0%

[1]	Includes Transamerica Life Insurance Company (679 shares) and Transamerica Occidental Life Insurance Company (812 shares).

The majority of the Board of Directors is elected by and from the membership of the Bank. These elected directors serve as directors or officers of certain of our members and may have voting or investment power over the shares owned by such members. These directors may be deemed beneficial owners of the shares owned by their respective institutions. Each such director disclaims beneficial ownership of Bank capital stock held by the respective member institution. The following tables list the shares of the Bank’s capital stock (including mandatorily redeemable capital stock) owned by those members who had an officer or director serving on the Bank’s Board of Directors at February 29, 2008 (shares in thousands):

			Shares of
			Capital Stock
			Owned at	Percent of
			February 29,	Total
Name	City	State	2008	Stock

Bank of North Dakota	Bismarck	ND	131	0.48%
Reliance Bank	Des Peres	MO	57	0.21%
Midwest Bank	Detroit Lakes	MN	12	0.04%
American Bank & Trust	Wessington Springs	SD	12	0.04%
BANKFIRST	Sioux Falls	SD	10	0.04%
Treynor State Bank	Treynor	IA	9	0.03%
Queen City Federal Savings Bank	Virginia	MN	6	0.02%
Bank Star	Pacific	MO	6	0.02%
Security State Bank	Waverly	IA	5	0.02%
Community Bank of Missouri	Richmond	MO	4	0.01%
Janesville State Bank	Janesville	MN	3	0.01%
Maynard Savings Bank	Maynard	IA	2	0.01%
Citizens Savings Bank	Hawkeye	IA	2	0.01%
Bank Star of the LeadBelt	Park Hills	MO	2	0.01%
Bank Star One	Fulton	MO	2	0.01%
Bank Star of the BootHeel	Steele	MO	1	0.01%
Marshall Bank, National Association	Hallock	MN	1	0.01%

Total			265	0.98%

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We are a cooperative, and ownership of our capital stock is a statutory requirement for our members to transact business with us. In recognition of this organizational structure, the SEC granted us an accommodation pursuant to a “no action letter,” dated May 23, 2006, which relieves us from the requirement to make disclosures under Item 404(a) of Regulation S-K for transactions with related persons in the ordinary course of business. Members with beneficial ownership of more than five percent of the total outstanding capital stock of the Bank, our directors and executive officers, and their immediate family members are classified as “related persons” under SEC regulations. In the ordinary course of business we transact business with members deemed related persons and with members whose officers or directors serve as our directors, including extensions of credit and transactions in Federal funds, interest bearing deposits, commercial paper and mortgage-backed securities. These transactions are on market terms that are no more favorable to those members than the terms of comparable transactions with other members. Additionally, the Bank may also use members deemed related persons and members whose officers or directors serve as our directors as securities custodians and derivatives dealer counterparties in the ordinary course of business on terms and conditions similar to those that would be available for comparable services if provided by unaffiliated entities.
Information with respect to our directors who are officers or directors of our members is set forth under Item 10 — “Directors and Executive Officers of the FHLBank and Corporate Governance - Directors.” Additional information regarding members that are beneficial owners of more than five percent of our total outstanding capital stock is provided in Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
The Bank does not have a written policy to have the Board review, approve, or ratify transactions with related persons outside the ordinary course of business. However, the Board is empowered to review, approve and ratify such transactions between the Bank and its related persons should the need arise. The Board would consider such transactions in the context of the materiality of the transaction to the Bank and to the related person and whether the transaction is likely to affect the judgments made by the affected officer or director on behalf of the Bank.
Bank Headquarters Lease Transaction
The Bank executed a 20-year lease, effective January 2, 2007, with a Wells Fargo affiliate to occupy space in a new building for the Bank’s headquarters. The Bank has agreed to an annualized cost of $20.00 per square foot for the first 10 years and $22.00 per square foot in years 11 through 20. The Bank is leasing approximately 43,000 square feet. An independent third party representative was retained by the Bank to negotiate the lease on its behalf. See exhibits 10.3 and 10.3.1 as filed with our 2006 annual report on Form 10-K filed on March 30, 2007, for more information on our lease agreement.

Director Independence
General
As of the date of this annual report, we have 18 directors, ten of whom were elected by our member institutions and eight of whom were appointed by the Finance Board based on recommendations submitted by the Bank’s Board of Directors. All directors are independent of management from the standpoint that they are not Bank employees or officers. Only members, which are institutions, can own the Bank’s stock. Thus, our directors do not personally own stock or stock options in the Bank. In addition, we are required to determine whether our directors are independent under two distinct director independence standards. First, Finance Board regulations provide independence criteria for directors who serve as members of our Audit Committee. Second, SEC rules require that our Board of Directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of our directors.
Finance Board Regulations
The Finance Board director independence standards prohibit individuals from serving as members of our Audit Committee if they have one or more “disqualifying relationships” with us or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by our Board are: (1) employment with the Bank at any time during the last five years; (2) acceptance of compensation from the Bank other than for service as a director; (3) being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and (4) being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The Board assesses the independence of all directors under the Finance Board’s independence standards, regardless of whether they serve on our Audit Committee. As of February 29, 2008, all of our directors, including all members of our Audit Committee, were independent under these criteria.
SEC Rules
In addition, pursuant to SEC rules, we adopted the independence standards of the NYSE to determine which of our directors are independent for SEC disclosure purposes. In making an affirmative determination of the independence of each director, the Board first applied the objective measures of the NYSE independence standards to assist the Board in determining whether a particular director has a material relationship with the Bank.

Based upon the fact that each of the Bank’s elected directors are officers or directors of member institutions, and that each such member routinely engages in transactions with the Bank, the Board affirmatively determined that none of the elected directors on the Board meet the NYSE independence standards. In making this determination, the Board recognized that an elected director could meet the NYSE objective standards on any particular day. However, because the volume of business between an elected director’s institution and the Bank can change frequently, and because the Bank generally encourages increased business with all members, the Board determined to avoid distinguishing among the elected directors based upon the amount of business conducted with the Bank and their respective members at a specific time, resulting in the Board’s categorical finding that no elected director is independent under an analysis using the NYSE standards.
With regard to the Bank’s appointed directors, the Board affirmatively determined that, at February 29, 2008, Johnny Danos, Gerald Eid, David Frauenshuh, Lorna Gleason, Labh Hira, John Kennedy, Paula Meyer, and John Robinson (the Bank’s eight appointed directors) are each independent. In concluding that its eight appointed directors are independent under the NYSE rules, the Board first determined that all appointed directors met the objective NYSE independence standards. In further determining that none of its appointed directors had a material relationship with the Bank, the Board noted that the appointed directors were appointed by the Finance Board, are specifically prohibited from being an officer of the Bank or an officer or director of a member, and are prohibited from having any “financial interest,” as defined by Finance Board regulations, in any of the Bank’s members.
Our Board has a standing Audit Committee. All Audit Committee members are independent under the Finance Board’s independence standards. For the reasons described above, our Board has determined that none of the current elected directors serving on our Audit Committee, including Messrs. Pietrini, Hardmeyer, Stewart, Lensing, and Oberkfell, are independent under the NYSE standards for audit committee members. Our Board has determined that Messrs. Robinson, Danos, Eid, and Frauenshuh, appointed directors who serve on the Audit Committee, are independent under the NYSE independence standards for audit committee members.
Human Resources and Compensation Committee
The Board has a standing Human Resources and Compensation Committee (Compensation Committee). Our Board has determined that all members of the Compensation Committee are independent under the Finance Board’s independence standards. For the reasons described above, our Board has determined that none of the current elected directors serving on the Compensation Committee are independent using the NYSE standards for compensation committee member independence. These elected directors serving on the Compensation Committee are Michael Guttau, Dennis Lind, Clair Lensing, and Lynn Schneider. Our Board has determined, however, that the appointed directors serving on the Compensation Committee are independent under the NYSE standards for compensation committee member independence. These appointed directors serving on the Compensation Committee are Lorna Gleason, John Robinson, Johnny Danos, and Gerald Eid.

ITEM 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
PricewaterhouseCoopers LLP fees in 2007 and 2006 related to the audit of the Bank’s financial statements were $1.2 million and $1.5 million, respectively.
Audit-Related Fees
PricewaterhouseCoopers LLP billed the Bank $0.1 million for audit-related fees in 2007 and $0.1 million for audit-related fees in 2006, which included other audit and attest services and technical accounting consultation.
Tax Fees
The Bank is exempt from all federal, state, and local taxation except for real property taxes. Therefore, no fees were paid to PricewaterhouseCoopers LLP during 2007 and 2006 for tax advice.
All Other Fees
The Bank paid no other fees to PricewaterhouseCoopers LLP during 2007 and 2006.
Audit Committee Pre-Approval Policy
The Board of Directors prohibits management from using the Bank’s external audit firm for services not related to the external audit of our financial statements without prior approval of the Audit Committee. Non-audit services that are permitted by the Board of Directors and are for fees payable by our Bank of $5,000 or less may be pre-approved by the Audit Committee Chair with subsequent ratification by the Audit Committee at its next, regularly scheduled meeting.
All of the services provided by PricewaterhouseCoopers LLP in 2007 and 2006 (and the fees paid for those services) were pre-approved by the Audit Committee.

PART IV
ITEM 15-EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The financial statements included as part of this report are identified in “Item 8-Financial Statements and Supplementary Data” at page 109 and are incorporated by reference into “Item 15-Exhibits, Financial Statement Schedules”.
(b) Exhibits

*3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932

*3.2	Bylaws of the Federal Home Loan Bank of Des Moines effective January 12, 2006

*4.1	Federal Home Loan Bank of Des Moines Capital Plan dated July 8, 2002, approved by the Federal Housing Finance Board July 10, 2002

4.2
Reserve Capital Policy effective August 1, 2006 and as amended August 24, 2006, incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the Securities and Exchange Commission on August 30, 2006

*10.1	Federal Home Loan Bank of Des Moines Second Amended and Restated Benefit Equalization Plan effective December 11, 2003

*10.2	Federal Home Loan Bank of Des Moines Directors Deferred Compensation Plan effective November 1, 2004

10.14
Employment Agreement with Nicholas J. Spaeth effective May 1, 2007, incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed with the Securities and Exchange Commission on May 11, 2007

10.15
Management Agreement with Edward McGreen effective July 10, 2007, incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed with the Securities and Exchange Commission on August 10, 2007

10.16
Management Agreement with Steven T. Schuler effective July 10, 2007, incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed with the Securities and Exchange Commission on August 10, 2007

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

March 14, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 14, 2008

Signature	Title

Chief Executive Officer:

/s/ Richard S. Swanson	President and Chief Executive Officer
Richard S. Swanson

Chief Financial Officer:

/s/ Steven T. Schuler	Executive Vice President & Chief Financial Officer
Steven T. Schuler

Directors:

/s/ Michael K. Guttau	Chairman of the Board of Directors
Michael K. Guttau

/s/ Dale E. Oberkfell	Vice Chairman of the Board of Directors
Dale E. Oberkfell

/s/ Johnny A. Danos	Director
Johnny A. Danos

/s/ Gerald D. Eid	Director
Gerald D. Eid

/s/ Michael J. Finley	Director
Michael J. Finley

Signature	Title

/s/ David R. Frauenshuh	Director
David R. Frauenshuh

/s/ Lorna P. Gleason	Director
Lorna P. Gleason

/s/ Eric A. Hardmeyer	Director
Eric A. Hardmeyer

/s/ Labh S. Hira	Director
Labh S. Hira

/s/ John F. Kennedy, Sr.	Director
John F. Kennedy, Sr.

/s/ D.R. Landwehr	Director
D.R. Landwehr

/s/ Clair J. Lensing	Director
Clair J. Lensing

/s/ Dennis A. Lind	Director
Dennis A. Lind

/s/ Paula R. Meyer	Director
Paula R. Meyer

/s/ Kevin E. Pietrini	Director
Kevin E. Pietrini

/s/ John H. Robinson	Director
John H. Robinson

/s/ Lynn V. Schneider	Director
Lynn V. Schneider

/s/ Joseph C. Stewart III	Director
Joseph C. Stewart III

Table of Contents to Financial Statements
Audited Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
the Federal Home Loan Bank of Des Moines:
In our opinion, the accompanying statements of condition and the related statements of income, capital and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Des Moines (the Bank) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
March 14, 2008

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(In thousands, except shares)

	December 31,
	2007	2006

ASSETS
Cash and due from banks (Note 3)	$58,675	$30,181
Interest-bearing deposits	100,136	11,392
Securities purchased under agreements to resell (Note 4)	—	305,000
Federal funds sold	1,805,000	1,625,000
Investments
Available-for-sale securities include $208,892 and $513,457 pledged as collateral in 2007 and 2006 that may be repledged (Note 6)	3,433,640	562,165
Held-to-maturity securities include $0 pledged as collateral in 2007 and 2006 that may be repledged (estimated fair value of $3,900,715 and $5,685,809 in 2007 and 2006) (Note 7)	3,905,017	5,715,161
Advances (Note 8)	40,411,688	21,854,991
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $300 and $250 in 2007 and 2006 (Note 9)	10,801,695	11,775,042
Accrued interest receivable	129,758	92,932
Premises and equipment, net	6,966	6,244
Derivative assets (Note 10)	91,901	36,119
Other assets	22,563	27,184

Total assets	$60,767,039	$42,041,411

LIABILITIES AND CAPITAL

LIABILITIES
Deposits (Note 11)
Interest-bearing	$873,063	$899,520
Noninterest-bearing demand	20,751	41,929

Total deposits	893,814	941,449

Securities sold under agreements to repurchase (Note 12)	200,000	500,000

Consolidated obligations, net (Note 13)
Discount notes	21,500,946	4,684,714
Bonds	34,564,226	33,066,286

Total consolidated obligations, net	56,065,172	37,751,000

Mandatorily redeemable capital stock (Note 16)	46,039	64,852
Accrued interest payable	301,039	300,139
Affordable Housing Program (Note 14)	42,622	44,714
Payable to REFCORP (Note 15)	6,280	5,945
Derivative liabilities (Note 10)	138,252	163,505
Other liabilities	21,598	20,836

Total liabilities	57,714,816	39,792,440

Commitments and contingencies (Note 20)

CAPITAL (Note 16)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 27,172,465 and 19,058,783 shares in 2007 and 2006	2,717,247	1,905,878
Retained earnings	361,347	344,246
Accumulated other comprehensive loss
Net unrealized (loss) gain on available-for-sale securities (Note 6)	(25,467)	188
Pension and postretirement benefits (Note 17)	(904)	(1,341)

Total capital	3,052,223	2,248,971

Total liabilities and capital	$60,767,039	$42,041,411

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
INTEREST INCOME
Advances	$1,312,133	$1,136,091	$901,248
Advance prepayment fees, net	1,527	514	294
Interest-bearing deposits	2,668	10,986	12,415
Securities purchased under agreements to resell	11,904	15,457	10,030
Federal funds sold	188,668	138,716	53,357
Investments
Trading securities	—	311	481
Available-for-sale securities	111,548	21,939	17,877
Held-to-maturity securities	270,729	272,647	193,800
Mortgage loans held for portfolio	561,660	614,753	688,474
Loans to other FHLBanks	—	7	—

Total interest income	2,460,837	2,211,421	1,877,976

INTEREST EXPENSE
Consolidated obligations
Discount notes	424,052	269,278	160,223
Bonds	1,786,215	1,721,022	1,378,239
Deposits	51,363	35,173	24,338
Borrowings from other FHLBanks	119	147	132
Securities sold under agreements to repurchase	25,045	28,462	19,393
Mandatorily redeemable capital stock	2,902	2,972	2,029
Other borrowings	—	31	4

Total interest expense	2,289,696	2,057,085	1,584,358

NET INTEREST INCOME	171,141	154,336	293,618
Provision for (reversal of provision for) credit losses on mortgage loans	69	(513)	—

NET INTEREST INCOME AFTER MORTGAGE LOAN CREDIT LOSS PROVISION	171,072	154,849	293,618

OTHER INCOME
Service fees	2,217	2,423	2,500
Net (loss) gain on trading securities	—	(17)	14
Net realized gain on available-for-sale securities	—	—	2,683
Net realized gain (loss) on held-to-maturity securities	545	—	(7)
Net gain on derivatives and hedging activities	4,491	2,278	38,947
Other, net	3,080	4,003	2,677

Total other income	10,333	8,687	46,814

OTHER EXPENSE
Compensation and benefits	24,828	22,577	20,259
Operating	14,589	16,478	15,992
Federal Housing Finance Board	1,561	1,530	1,733
Office of Finance	1,476	982	1,021

Total other expense	42,454	41,567	39,005

INCOME BEFORE ASSESSMENTS	138,951	121,969	301,427

Affordable Housing Program	12,094	10,260	24,905
REFCORP	25,462	22,342	55,304

Total assessments	37,556	32,602	80,209

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	101,395	89,367	221,218
Cumulative effect of change in accounting principle	—	—	6,444

NET INCOME	$101,395	$89,367	$227,662

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE DECEMBER 31, 2006	19,059	$1,905,878	$344,246	$(1,153)	$2,248,971

Proceeds from issuance of capital stock	20,047	2,004,664	—	—	2,004,664

Repurchase/redemption of capital stock	(12,111)	(1,211,081)	—	—	(1,211,081)

Net shares reclassified from mandatorily redeemable capital stock	178	17,786	—	—	17,786

Comprehensive income

Net income	—	—	101,395	—	101,395

Other comprehensive (loss) income

Net unrealized loss on available-for-sale securities	—	—	—	(25,655)	(25,655)

Net unrealized gain on employee retirement plans	—	—	—	437	437

Total comprehensive income	—	—	101,395	(25,218)	76,177

Cash dividends on capital stock (4.31% annualized)	—	—	(84,294)	—	(84,294)

BALANCE DECEMBER 31, 2007	27,173	$2,717,247	$361,347	$(26,371)	$3,052,223

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE DECEMBER 31, 2005	19,321	$1,932,054	$329,241	$(827)	$2,260,468

Proceeds from issuance of capital stock	6,802	680,213	—	—	680,213

Repurchase/redemption of capital stock	(7,037)	(703,672)	—	—	(703,672)

Net shares reclassified to mandatorily redeemable capital stock	(27)	(2,717)	—	—	(2,717)

Comprehensive income

Net income	—	—	89,367	—	89,367

Other comprehensive income (loss)

Net unrealized gain on available-for-sale securities	—	—	—	246	246

Net unrealized loss on employee retirement plans	—	—	—	(657)	(657)

Total comprehensive income	—	—	89,367	(411)	88,956

Adjustment to initially apply SFAS 158	—	—	—	85	85

Cash dividends on capital stock (3.83% annualized)	—	—	(74,362)	—	(74,362)

BALANCE DECEMBER 31, 2006	19,059	$1,905,878	$344,246	$(1,153)	$2,248,971

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE DECEMBER 31, 2004	22,317	$2,231,674	$162,783	$(594)	$2,393,863

Proceeds from issuance of capital stock	8,585	858,477	—	—	858,477

Repurchase/redemption of capital stock	(11,201)	(1,120,102)	—	—	(1,120,102)

Net shares reclassified to mandatorily redeemable capital stock	(380)	(37,995)	—	—	(37,995)

Comprehensive income

Net income	—	—	227,662	—	227,662

Other comprehensive income (loss)

Net unrealized gain on available-for-sale securities	—	—	—	2,797	2,797
Reclassification adjustment for gain included in net income relating to available-for-sale securities	—	—	—	(2,683)	(2,683)

Net unrealized loss on employee retirement plans	—	—	—	(347)	(347)

Total comprehensive income	—	—	227,662	(233)	227,429

Cash dividends on capital stock (2.82% annualized)	—	—	(61,204)	—	(61,204)

BALANCE DECEMBER 31, 2005	19,321	$1,932,054	$329,241	$(827)	$2,260,468

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005

OPERATING ACTIVITIES
Net income	$101,395	$89,367	$227,662
Cumulative effect of change in accounting principle	—	—	(6,444)

Income before cumulative effect of change in accounting principle	101,395	89,367	221,218

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums, discounts, and basis adjustments on investments advances, mortgage loans, and consolidated obligations	64,147	47,470	15,922
Concessions on consolidated obligation bonds	6,079	5,960	2,108
Premises and equipment	992	460	406
Other	(161)	68	(118)
Provision for (reversal of provision for) credit losses on mortgage loans held for portfolio	69	(513)	—
Net realized gain from sale of available-for-sale securities	—	—	(2,683)
Net realized (gain) loss from sale of held-to-maturity securities	(545)	—	7
Net change in fair value adjustment on derivatives and hedging activities	(10,788)	(3,134)	(15,988)
Net realized loss on disposal of premises and equipment	77	20	6
Net change in:
Trading securities	—	8,693	7,925
Accrued interest receivable	(36,826)	6,800	(2,088)
Accrued interest on derivatives	(36,046)	(17,805)	43,343
Other assets	224	391	(4,953)
Accrued interest payable	900	(15,518)	25,132
Affordable Housing Program (AHP) liability and discount on AHP advances	(2,124)	(1,972)	17,150
Payable to REFCORP	335	(44,999)	37,212
Other liabilities	1,199	(2,661)	1,725

Total adjustments	(12,468)	(16,740)	125,106

Net cash provided by operating activities	88,927	72,627	346,324

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(88,744)	688,633	(481,225)
Securities purchased under agreements to resell	305,000	—	—
Federal funds sold	(180,000)	1,360,000	(2,410,000)
Short-term held-to-maturity securities	1,119,679	(278,194)	456,292
Available-for-sale securities:
Proceeds from sales	—	—	612,541
Proceeds from maturities	5,734,866	875,093	—
Purchases	(8,630,106)	(1,188,888)	(253,004)
Held-to-maturity securities:
Proceeds from maturities and sales	762,400	1,047,376	957,455
Purchases	(70,000)	(494,584)	(2,656,980)
Advances to members:
Principal collected	93,835,701	96,517,717	107,756,385
Originated	(112,007,019)	(96,138,800)	(103,157,391)
Mortgage loans held for portfolio:
Principal collected	1,339,811	1,596,111	2,633,736
Originated or purchased	(370,977)	(358,595)	(465,950)
Additions to premises and equipment	(1,922)	(5,050)	(407)
Proceeds from sale of premises and equipment	131	60	3

Net cash (used in) provided by investing activities	(18,251,180)	3,620,879	2,991,455

FINANCING ACTIVITIES
Net change in:
Deposits	(47,635)	76,741	59,377
Net decrease in securities sold under agreement to repurchase	(300,000)	—	—
Net proceeds from issuance of consolidated obligations
Discount notes	619,804,146	738,751,137	532,070,260
Bonds	8,681,550	5,857,701	10,572,824
Net payments for maturing and retiring consolidated obligations
Discount notes	(603,019,683)	(738,144,635)	(533,005,775)
Bonds	(7,635,893)	(10,125,865)	(12,700,523)
Proceeds from issuance of capital stock	2,004,664	680,213	858,477
Payments for issuance/repurchase/redemption of mandatorily redeemable capital stock	(1,027)	(22,949)	(11,773)
Payments for repurchase/redemption of capital stock	(1,211,081)	(703,672)	(1,120,102)
Cash dividends paid	(84,294)	(74,362)	(61,204)

Net cash provided by (used in) financing activities	18,190,747	(3,705,691)	(3,338,439)

Net increase (decrease) in cash and due from banks	28,494	(12,185)	(660)
Cash and due from banks at beginning of the year	30,181	42,366	43,026

Cash and due from banks at end of the year	$58,675	$30,181	$42,366

Supplemental disclosures
Cash paid during the period for
Interest	$2,239,561	$2,017,236	$1,477,343
AHP	14,186	12,200	8,438
REFCORP	25,127	67,341	19,703
Transfers of mortgage loans to real estate owned	9,221	9,988	10,726
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
NOTES TO FINANCIAL STATEMENTS
Background Information
The Federal Home Loan Bank of Des Moines (the Bank) is a federally chartered corporation that is exempt from all federal, state, and local taxation except real property taxes and is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), primarily to serve as a source of reliable, low cost liquidity for financial institutions engaged in housing finance. The FHLBanks serve the public by enhancing the availability of funds for residential mortgages and targeted community development through their member institutions. The Bank serves member institutions and eligible housing associates in Iowa, Minnesota, Missouri, North Dakota, and South Dakota by providing loans, or advances, to those members and purchasing mortgage loans. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock.
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
The Bank’s current members own nearly all of the outstanding capital stock of the Bank. Former members own the remaining capital stock to support business transactions still carried on the Bank’s statements of condition. All stockholders, including current members and former members, may receive dividends on their investment to the extent declared by the Bank’s board of directors.

The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks and the Federal Home Loan Banks’ Office of Finance (Office of Finance). The Office of Finance is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. The primary duties of the Finance Board are to ensure that the FHLBanks operate in a financially safe and sound manner, remain adequately capitalized, and are able to raise funds in the capital markets. To the extent consistent with its primary duties, the Finance Board also ensures that the FHLBanks carry out their housing and community development finance missions. Also, the Finance Board establishes policies and regulations governing the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits.
Note 1—Summary of Significant Accounting Policies
The Bank prepares its financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP). The preparation of financial statements requires management to make assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Actual results could differ from these estimates significantly.
Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. See Note 4 for more information on the Bank’s securities purchased under agreements to resell.
Investments. The Bank classifies certain investments as held-to-maturity when it has both the ability and intent to hold them to maturity. Held-to-maturity investments are carried at cost, adjusted for the amortization of premiums and accretion of discounts using the level-yield method.
Under Statement of Financial Accounting Standards (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities, changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.

The Bank classifies certain investments it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of the available-for-sale securities not being hedged by derivative instruments is recorded in other comprehensive income as “Net unrealized gain (loss) on available-for-sale securities.” For available-for-sale securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in value related to the risk being hedged in other income as “Net gain (loss) on derivatives and hedging activities” together with the related change in the fair value of the derivative, and records the remainder of the change in other comprehensive income as “Net unrealized gain (loss) on available-for-sale securities.”
The Bank classifies certain investments acquired for asset/liability management purposes as trading securities and carries them at fair value. The Bank records changes in the fair value of these investments through other income as “Net gain (loss) on trading securities.” The Bank does not participate in active trading practices and holds these investments based on management’s evaluation of the Bank’s liquidity needs.
The Bank amortizes premiums and accretes discounts on mortgage-backed securities using the level-yield method over the contractual life of the securities adjusted for prepayment activity. For non-MBS securities, the Bank amortizes premiums and accretes discounts using the level yield method over the contractual life. Amortization and accretion is recorded as a component of interest income.
The Bank regularly evaluates outstanding available-for-sale and held-to-maturity investments for changes in fair value and records impairment loss when a decline in fair value is deemed to be other than temporary. When evaluating whether the impairment is other than temporary, the Bank takes into consideration whether or not it is going to receive all of the investment’s contractual cash flows based on factors that include, but are not limited to: the creditworthiness of the issuer (rating agency actions) and the underlying collateral; the length of time and extent that fair value has been less than amortized cost; and the Bank’s intent and ability to hold the investment for a sufficient amount of time to recover the unrealized losses. The Bank may also evaluate the issuer’s business and financial outlook as well as broader industry and sector performance indicators. The Bank did not experience other-than-temporary impairment in value of investments during 2007, 2006, or 2005. For more information on the Bank’s investments see Notes 5, 6, and 7.
Advances. The Bank reports advances (loans to members or housing associates) net of unearned commitment fees, discounts and premiums, discounts on AHP advances and hedging fair value adjustments. Premiums and discounts are derived based on market conditions when the Bank purchases advances from another FHLBank as a result of members consolidating their advance business into the Bank. The Bank amortizes the premiums and discounts on advances to interest income using the level-yield method over the contractual life of the advances. The Bank credits interest on advances to income as earned.

Following the requirements of the FHLBank Act, the Bank obtains sufficient collateral on advances to protect it from losses. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate related assets. Community financial institutions (CFIs) are eligible to utilize expanded statutory collateral rules that include secured small business and agribusiness loans, and securities representing a whole interest in such secured loans. In 2007, CFIs were defined as Federal Deposit Insurance Corporation-insured institutions with average total assets over the preceding three year period of $599 million or less. The cap may be adjusted by the Finance Board based on changes in the Consumer Price Index.
The Bank has not incurred any credit losses on advances since its inception. Based upon the collateral held as security for the advances and the repayment history of the Bank’s advances, management believes an allowance for credit losses on advances is unnecessary. See Note 8 for more information.
Mortgage Loans Held for Portfolio. The Bank participates in the Mortgage Partnership Finance (register mark) (MPF (register mark)) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) under which the Bank invests in conventional and government-insured (Federal Housing Administration, Veterans Administration, and United States Department of Agriculture) residential mortgage loans that are acquired through or purchased from a participating financial institution (PFI). For one of the Bank’s MPF products, a PFI originates mortgage loans as an agent for the Bank and the loans are funded and owned by the Bank. This process is commonly known as table funding. For all other MPF products, a PFI sells closed loans to the Bank. The Bank does not purchase mortgage loans through an intermediary such as a trust. The Bank manages the liquidity, interest rate, and prepayment risk of the loans while the PFI retains the customer relationship and loan servicing activities. If the member is participating in the servicing released program, the member concurrently sells the servicing of the mortgage loans to a designated mortgage service provider.
The Bank classifies mortgage loans as held for portfolio and reports them at their principal amount outstanding, net of premiums and discounts, hedging fair value adjustments, and allowance for credit losses on mortgage loans.
The Bank computes amortization and accretion of premiums, discounts, and other nonrefundable fees on mortgage loans using the level yield method over the contractual life. Amortization and accretion is recorded as a component of interest income.
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
The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. The Bank records nonorigination fees received from its PFIs, such as delivery commitment extension fees and pair off fees, as part of the mark-to-market on derivatives to which they relate or as part of the loan basis, as applicable. Delivery commitment extension fees are received when the PFI requires an extension of the delivery commitment on an MPF loan beyond the original stated maturity date. These fees compensate the Bank for interest lost as a result of the late funding of the loan and represent the member purchasing a derivative from the Bank. Pair off fees are received from the PFI when the sum of the principal amount of the mortgages funded under a delivery commitment is less than 95 percent (i.e., under delivery) or greater than 105 percent (i.e., over delivery) of the delivery commitment amount. These fees compensate the Bank for hedge costs associated with the under delivery or over delivery, respectively. To the extent that pair off fees relates to under deliveries of loans, they are included in the mark-to-market of the related delivery commitment derivative. If they relate to over deliveries, they represent purchase price adjustments to the related loans acquired and are recorded as part of the loan basis. For the years ended December 31, 2007, 2006, and 2005, pair off fees amounted to $65,000, $75,000 and $0.1 million.
The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. A government-insured loan is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the (1) U.S. government guarantee of the loan and (2) contractual obligation of the loan servicer.
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
Nonperforming loans that have been foreclosed but not yet liquidated are reclassified to real estate owned in other assets. At the time of reclassification, the Bank records loan charge-offs to the allowance for loan losses if the fair value of the foreclosed asset is less than the loan’s carrying amount. Subsequent realized gains and realized or unrealized losses are recorded in other income.
MPF Shared Funding Program. The Bank has participated in the MPF shared funding program which provides a means to distribute both the benefits and the risks of the mortgage loans among a number of parties. The MPF shared funding program was created to (1) provide the FHLBanks with an alternative for managing interest rate and prepayment risk by giving the FHLBanks the ability to transfer those risks to other investors; (2) provide additional source of liquidity that would allow further expansion of the MPF program; and (3) benefit other FHLBanks and their members by providing investment opportunities in high quality assets.
Application of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46-R (a revision to FIN No. 46 Consolidation of Variable Interest Entities (FIN 46)) to the Bank is limited to the MPF Shared Funding securities. In regards to the Shared Funding Program, the Bank currently holds MPF Shared Funding securities which it believes were issued by qualifying special purpose entities (QSPE) that are sponsored by One Mortgage Partners Corporation, a subsidiary of JPMorgan Chase. A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on preset terms. A QSPE must meet certain criteria in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement 125 (SFAS 140) to be considered a QSPE. FIN 46-R does not require an investor to consolidate a QSPE, as long as the investor does not have the unilateral ability to liquidate the QSPE or cause it to no longer meet the QSPE criteria. The Bank meets this scope exception for QSPEs under FIN 46-R, and accordingly, does not consolidate its investments in the MPF Shared Funding securities. Further, even if the special purpose entities were not QSPEs, the Bank would not consolidate under FIN 46-R because it holds the senior interest, rather than residual interest, in the securities. See Note 9 for more information.

Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation and amortization. The Bank computes depreciation using the straight-line method over the estimated useful lives of relevant assets ranging from two to ten years. The Bank amortizes leasehold improvements using the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expense ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $1.0 million, $0.5 million, and $0.4 million for the years ended December 31, 2007, 2006, and 2005. The Bank includes gains and losses on disposal of premises and equipment in other income. The total net realized loss on disposal of premises and equipment was $0.1 million, $20,000, and $6,000 for the years ended December 31, 2007, 2006, and 2005.
Derivatives. Accounting for derivatives is addressed in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of Effective Date of FASB Statement No. 133, SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (herein referred to as SFAS 133). See Note 10 for more information.
All derivatives are recognized in the statements of condition at their fair value. Each derivative is designated as one of the following:
(1)	a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge);

(2)	a nonqualifying hedge of an asset, liability, or firm commitment (an economic hedge) for asset-liability management purposes.
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset, liability, or unrecognized firm commitment that are attributable to the hedged risk are recorded in other income as net gain (loss) on derivatives and hedging activities. The Bank would have hedge ineffectiveness to the extent that the change in the fair value of the derivative differs from the change in fair value of the hedged item.

An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. These economic hedging strategies also comply with Finance Board regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value on the derivatives that are recorded in the Bank’s income but not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the Bank recognizes only the net interest and the change in fair value of these derivatives in other income as “Net gains (losses) on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as cash flows from operating activities in the statements of cash flows.
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
The Bank may issue consolidated obligations, make advances, or purchase financial instruments in which derivative instruments are embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative. If the Bank determines that (1) the embedded derivative has economic characteristics not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand alone derivative instrument used as an economic hedge.
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

Derivatives are typically executed at the same time as the hedged assets or liabilities and the Bank designates the derivative and the hedged item in a qualifying hedging relationship as of the trade date. In many hedging relationships, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank defines market settlement conventions for advances to be five business days or less and for consolidated obligations to be thirty calendar days or less, using a next business day convention. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date. When the Bank meets all the criteria as set forth in SFAS 133 for applying the short cut method of hedge accounting, including that, the hedging relationship is designated on the trade date and the fair value of the derivative is zero on that date, the Bank may assume no ineffectiveness in the hedging relationship.
The Bank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item (including hedged items such as firm commitments); (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) management determines that designating the derivative as a hedging instrument in accordance with SFAS 133 is no longer appropriate.
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

Consolidated Obligations. Consolidated obligations consist of consolidated bonds and discount notes and as provided by the FHLBank Act or Finance Board regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of the FHLBank debt through the Office of Finance. Consolidated bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on their maturity. Consolidated discount notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.
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
Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to dealers in connection with the sale of consolidated obligation bonds and discount notes over the term to maturity of the bonds and discount notes. The Office of Finance prorates the amount of the concession to the Bank based on the percentage of the debt assumed by the Bank. See Note 13 for more information.
Discounts and Premiums on Consolidated Obligations. The Bank uses the level-yield method to amortize to interest expense the discounts and premiums on consolidated obligation bonds and discount notes over their terms to maturity.

Mandatorily Redeemable Capital Stock. The Bank accounts for mandatorily redeemable capital stock in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. See Note 16 for more information.
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
When any of the above events occur, the Bank reclassifies stock from equity to a liability at fair value. The Bank does not take into consideration its members’ right to cancel a redemption request in determining when shares of capital stock should be classified as a liability because the capital plan provides for a cancellation fee on all cancellations, which is currently set at zero. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the statements of income. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the statements of cash flows.
If a member cancels its written notice of redemption or notice of withdrawal, the Bank reclassifies mandatorily redeemable capital stock from a liability to equity in accordance with SFAS 150. After the reclassification, dividends on the capital stock are no longer classified as interest expense.
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

For prepaid advances that are hedged and meet the hedge accounting requirements of SFAS 133, the Bank terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If the Bank funds a new advance to a member concurrent with or within a short period of time after the prepayment of a previous advance to that member, the Bank evaluates whether the new advance qualifies as a modification of the original hedged advance. If the new advance qualifies as a modification of the original hedged advance, the fair value gains or losses of the prepaid advance and the prepayment fees are included in the carrying amount of the modified advance, and gains or losses and prepayment fees are amortized in interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedging criteria in accordance with SFAS 133, it is marked to fair value and subsequent fair value changes are recorded in other income.
If the Bank determines that the transaction does not qualify as a modification of an existing advance, it is treated as an advance termination with subsequent funding of a new advance and the net fees are recorded as “Prepayment fees on advances, net” in the Statements of Income.
Finance Board and Office of Finance Expenses. The Bank is assessed for its proportionate share of the operating costs of the Finance Board, the Bank’s primary regulator, and the Office of Finance, which manages the sale and servicing of consolidated obligations. The Finance Board allocates its operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of total FHLBank capital. The Office of Finance allocates its operating and capital expenditures based on each FHLBank’s percentage of capital stock, percentage of consolidated obligations issued, and percentage of consolidated obligations outstanding.
Affordable Housing Program. The FHLBank Act requires each FHLBank to establish and fund an AHP. The Bank accrues this expense monthly based on its earnings excluding mandatorily redeemable capital stock interest expense and establishes a liability. The AHP grants provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low, low, and moderate income households. The Bank has the authority to make the AHP subsidy available to members as a grant. As an alternative, the Bank also has the authority to make subsidized AHP advances, which are advances at an interest rate below the Bank’s cost of funds. When the Bank makes an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance. The discount on AHP advances is accreted to interest income on advances using a level yield methodology over the life of the advance. See Note 14 for more information.
Section 10(j) of the FHLBank Act requires each FHLBank to establish and fund an AHP. Each FHLBank provides subsidies in the form of direct grants and below market interest rate advances. Members use the funds to assist in the purchase, construction, or rehabilitation of housing for very low, low, and moderate income households.

Annually, each FHLBank is required to set aside 10 percent of its current year regulatory income to fund next year’s AHP obligation. Regulatory income is defined by the Bank as GAAP income before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. The treatment of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Board. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other.
If the Bank experienced a regulatory loss during a quarter, but still had regulatory income for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date regulatory income. If the Bank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a regulatory loss for a full year, the Bank would have no obligation to the AHP for the year except in the following circumstance. If the result of the aggregate 10 percent calculation described above is less than $100.0 million for all 12 FHLBanks, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100.0 million. The allocation is based on the ratio of each FHLBank’s regulatory income before REFCORP assessments to the sum of regulatory income before REFCORP assessments of the 12 FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net earnings. There was no shortfall in 2007, 2006, or 2005.
Resolution Funding Corporation (REFCORP). Although the FHLBanks are exempt from ordinary federal, state, and local taxation except for local real estate tax, the FHLBanks are required to make quarterly payments to the REFCORP to pay toward interest on bonds issued by the REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP.
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
The cumulative amount to be paid to REFCORP by the Bank cannot be determined at this time because it depends on the future earnings of all FHLBanks and interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s year-to-date net income. The Bank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for the year. See Note 15 for more information.
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
Reclassifications. Certain amounts in the 2006 footnotes have been reclassified to conform to the 2007 presentation.
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

Recently Issued Accounting Standards and Interpretations
SFAS 157, Fair Value Measurements. On September 15, 2006, the FASB issued Statement of Financial Account Standards (SFAS) No. 157, (SFAS 157). In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions for determining the exit price. Under this standard, fair value measurements will be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank) and interim periods within those fiscal years. The effect of adopting SFAS 157 is not expected to have a material impact to the Bank’s retained earnings balance at January 1, 2008.
SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement No. 115. On February 15, 2007, the FASB issued an exposure draft related to The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank). The effect of adopting SFAS 159 is not expected to have a material impact to the Bank’s retained earnings or other financial assets or liabilities included in the statements of condition.

FASB Staff Position No. FIN 39-1. On April 30, 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with earlier application permitted. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The effect of adopting FIN 39-1 is not expected to have a material impact to the Bank’s results of operations or financial condition at January 1, 2008.
SFAS 133 Derivative Implementation Group (DIG) Issue No. E23 (DIG E23), Issues Involving the Application of the Shortcut Method under Paragraph 68. On January 10, 2008, the FASB issued DIG E23, which clarifies interest rate swaps that have a non-zero fair value at inception can qualify for the shortcut method provided the difference between the transaction price and the fair value is solely attributable to a bid-ask spread. Further, hedged items that have a settlement date subsequent to the swap trade can qualify for the shortcut method. DIG E23 is effective January 1, 2008. The effect of adopting DIG E23 is not expected to have a material impact to the Bank’s results of operations or financial condition at January 1, 2008.
Note 3—Cash and Due from Banks
The Bank maintains collected cash balances with commercial banks in return for certain services. These arrangements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2007 and 2006 that were held for these purposes were $0.8 million and $0.6 million.
The Bank maintains average compensating balances with Federal Reserve Banks as clearing balances to facilitate the movement of funds supporting the Bank’s and its members activities. There are no legal restrictions under these agreements on the withdrawal of these funds. Earnings credits on these balances may be used to pay for services received. The average compensating balances for this account were approximately $33.9 million and $35.0 million for the years ended December 31, 2007 and 2006.

Pass-through Deposit Reserves. The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. At December 31, 2007 and 2006, the amount shown as cash and due from banks includes pass-through reserves deposited with Federal Reserve Banks of $1.8 million and $3.3 million. The Bank classifies member reserve balances as deposits in the statements of condition.
Note 4—Securities Purchased Under Agreements to Resell
The Bank periodically holds securities purchased under agreements to resell those securities. These amounts represent short-term loans and are classified as assets in the statements of condition. These securities purchased under agreements to resell are held in safekeeping in the name of the Bank by a Federal Reserve Bank or third party custodians approved by the Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the Bank or the dollar value of the resale agreement will be paid down and the asset balance will be decreased accordingly. The Bank is permitted to sell or repledge these assets. At December 31 2006, the fair value of collateral accepted by the Bank in connection with these securities was $305.0 million. The securities purchased under agreement to resell matured during 2007.
Note 5—Trading Securities
The Bank sold its trading securities in November of 2006 and did not classify any security purchases as trading during 2007. The securities sold were Government National Mortgage Association (Ginnie Mae) securities that were classified as U.S. government agency-guaranteed mortgage-backed securities. Ginnie Mae is a wholly-owned government corporation that guarantees payment on mortgage-backed securities that are backed by federally insured or guaranteed loans. The Bank recorded a gain on sale of the trading securities of $41,000 and a loss of $58,000 through unrealized holding gain (loss) during the year ended December 31, 2006. Therefore, the Bank recorded a net loss on its trading securities of $17,000 during the year ended December 31, 2006. Net gain (loss) on trading securities during the years ended December 31, 2005 included a change in net unrealized holding gain (loss) of $14,000.

Note 6—Available-for-Sale Securities
Major Security Types. Available-for-sale securities at December 31, 2007 were as follows (dollars in thousands):

	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Non-mortgage-backed securities
Government-sponsored enterprise obligations	$219,014	$62	$—	$219,076

Mortgage-backed securities
Government-sponsored enterprise	3,240,093	529	26,058	3,214,564

Total	$3,459,107	$591	$26,058	$3,433,640

Available-for-sale securities at December 31, 2006 were as follows (dollars in thousands):

	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Non-mortgage-backed securities
Government-sponsored enterprise obligations	$561,977	$245	$57	$562,165

Government-sponsored enterprise obligations represented Federal National Mortgage Association (Fannie Mae) and/or Federal Home Loan Mortgage Corporation (Freddie Mac) debt securities. Government-sponsored enterprise investments represented Fannie Mae and Freddie Mac securities.
The Bank reviewed its available-for-sale investment holdings at December 31, 2007 and determined 16 available-for-sale investments were in a unrealized loss position due to the current market environment. The Bank determined all unrealized losses are temporary, based in part on the creditworthiness of the issuers as well as the underlying collateral, if applicable. The Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses and does not consider the investments to be other-than-temporarily impaired at December 31, 2007.

The following tables summarize the available-for-sale securities with unrealized losses at December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities
Government-sponsored enterprise	$2,709,538	$26,058	$—	$—	$2,709,538	$26,058

The following tables summarize the available-for-sale securities with unrealized losses at December 31, 2006. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Non-mortgage-backed securities
Government-sponsored enterprise obligations	$149,106	$57	$—	$—	$149,106	$57

Redemption Terms. The following table shows the amortized cost and estimated fair value of available-for-sale securities at December 31, 2007 and 2006 categorized by contractual maturity (dollars in thousands). Expected maturities of some securities and mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2007		2006
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$219,014	$219,076	$561,977	$562,165

Mortgage-backed securities	3,240,093	3,214,564	—	—

Total	$3,459,107	$3,433,640	$561,977	$562,165

The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net discounts of $3.8 million and $0.0 million at December 31, 2007 and 2006.
Interest Rate Payment Terms. The following table details interest rate payment terms for investment securities classified as available-for-sale at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Amortized cost of available-for-sale securities other than mortgage-backed securities
Fixed rate	$219,014	$561,977
Variable rate	—	—

	219,014	561,977

Amortized cost of available-for-sale mortgage-backed securities
Collateralized mortgage obligations
Fixed rate	—	—
Variable rate	3,240,093	—

	3,240,093	—

Total	$3,459,107	$561,977

Gains on sales. The Bank did not sell any available-for-sale securities during the year ended December 31, 2007 and 2006. Gross gains of $2.7 million were realized on sales of available-for-sale securities for the year ended December 31, 2005.

Note 7—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities at December 31, 2007 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
Commercial paper	$199,979	$—	$—	$199,979
State or local housing agency obligations	73,960	2,888	—	76,848
Other	8,436	190	—	8,626

Total non-mortgage-backed securities	282,375	3,078	—	285,453

Mortgage-backed securities
Government-sponsored enterprises	3,457,801	14,393	20,302	3,451,892
U.S. government agency- guaranteed	64,099	303	65	64,337
MPF shared funding	53,142	—	1,136	52,006
Other	47,600	—	573	47,027

Total mortgage-backed securities	3,622,642	14,696	22,076	3,615,262

Total	$3,905,017	$17,774	$22,076	$3,900,715

Held-to-maturity securities at December 31, 2006 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
Commercial paper	$1,322,441	$—	$—	$1,322,441
State or local housing agency obligations	4,930	12	6	4,936
Other	8,275	165	—	8,440

Total non-mortgage-backed securities	1,335,646	177	6	1,335,817

Mortgage-backed securities
Government-sponsored enterprises	4,144,054	5,081	33,510	4,115,625
U.S. government agency- guaranteed	81,053	500	23	81,530
MPF shared funding	60,364	—	1,897	58,467
Other	94,044	327	1	94,370

	4,379,515	5,908	35,431	4,349,992

Total	$5,715,161	$6,085	$35,437	$5,685,809

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
Other investments represented investments in municipal bonds, Small Business Investment Company (SBIC) investment, and other non-Federal agency MBS.
The Bank reviewed its held-to-maturity investment holdings at December 31, 2007 and determined 40 held-to-maturity investments were in a unrealized loss position due to the current market environment. The Bank determined all unrealized losses are temporary, based in part on the creditworthiness of the issuers as well as the underlying collateral, if applicable. The Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses and does not consider the investments to be other-than-temporarily impaired at December 31, 2007.

The following table shows the held-to-maturity securities with unrealized losses at December 31, 2007. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities
Government-sponsored enterprises	$942,596	$6,031	$939,310	$14,271	$1,881,906	$20,302
U.S. government agency-guaranteed	4,729	5	1,852	60	6,581	65
MPF shared funding	—	—	52,006	1,136	52,006	1,136
Other	46,551	573	—	—	46,551	573

Total	$993,876	$6,609	$993,168	$15,467	$1,987,044	$22,076

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

Non-mortgage-backed securities
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

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities at December 31, 2007 and 2006 by contractual maturity are shown below (dollars in thousands). Expected maturities of some securities and mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2007		2006
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$205,428	$205,443	$1,322,441	$1,322,441
Due after one year through five years	2,987	3,162	4,622	4,787
Due after five years through ten years	—	—	—	—
Due after ten years	73,960	76,848	8,583	8,589

	282,375	285,453	1,335,646	1,335,817

Mortgage-backed securities	3,622,642	3,615,262	4,379,515	4,349,992

Total	$3,905,017	$3,900,715	$5,715,161	$5,685,809

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity included net discounts of $23.6 and $27.6 million at December 31, 2007 and 2006.
Interest Rate Payment Terms. The following table details interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Amortized cost of held-to-maturity securities other than mortgage-backed securities
Fixed rate	$282,375	$1,335,646
Variable rate	—	—

	282,375	1,335,646

Amortized cost of held-to-maturity mortgage-backed securities
Pass-through securities
Fixed rate	508,236	607,815
Variable rate	9,860	12,827
Collateralized mortgage obligations
Fixed rate	2,096,269	2,478,403
Variable rate	1,008,277	1,280,470

	3,622,642	4,379,515

Total	$3,905,017	$5,715,161

Gains and losses on sales. The Bank sold mortgage-backed securities with a carrying value of $32.5 million and $5.2 million out of its held-to-maturity portfolio for the year ended December 31, 2007 and December 31, 2005. The Bank recognized a gain of $545,000 and a loss of $7,000 in other income on the sale of held-to-maturity securities for the year ended December 31, 2007 and December 31, 2005. The mortgage-backed securities sold had less than 15 percent of the acquired principal outstanding. As such, the sales are considered maturities for the purpose of the securities classification and do not impact the Bank’s ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturities. The Bank did not have any sales of investments classified as held-to-maturity during 2006.
Note 8—Advances
Members use the Bank’s various advance programs as sources of funding for mortgage lending, other community lending (including economic development), liquidity management, and general asset-liability management. Advances also may be used to provide funds to any community financial institution for loans to small businesses, small farms, and small agribusinesses. Our primary advance products include the following:
Fixed rate advances that are available over a variety of terms to meet borrower needs. Short-term fixed rate advances are used primarily to fund the short-term liquidity needs of the Bank’s borrowers. Long-term fixed rate advances are an effective tool to help manage long-term lending and investment risks of our borrowers.
Variable rate advances that provide a source of short-term and long-term financing where the interest rate changes in relation to a specified interest rate index such as London Interbank Offered Rate (LIBOR).

Callable advances that may be prepaid by the borrower on pertinent dates (call dates). Mortgage matched advances are a type of callable advance with fixed rates and amortizing balances. Using a mortgage matched advance, a borrower may make predetermined principal payments at scheduled intervals throughout the term of the loan to manage the interest rate risk associated with long-term fixed rate assets. Also included in callable advances are fixed and variable rate member owned option advances that are non-amortizing. Member owned option advances provide borrowers with a source of long-term financing with prepayment flexibility.
Putable advances that the Bank may, at our discretion, terminate and require the borrower to repay at predetermined dates prior to the stated maturity dates of the advances. Should an advance be terminated, the Bank will offer to provide replacement funding based on the Bank’s available advance products, subject to the Bank’s normal credit and collateral requirements. A putable advance carries an interest rate lower than a comparable maturity advance that does not have the putable feature.
Community investment advances are below-market rate funds used by borrowers in both affordable housing projects and community development. The Community Investment Cash Advance Program (CICA) advances are provided at interest rates that represent the Bank’s cost of funds plus a markup to cover our administrative expenses. This markup is determined by the Bank’s Asset-Liability Committee. The Bank’s Board of Directors annually establishes limits on the total amount of funds available for CICA advances and the total amount of CICA advances outstanding at any point in time.
Redemption Terms. At December 31, 2007 and 2006 the Bank had advances outstanding, including AHP advances (see Note 14), at interest rates ranging from 2.17 percent to 8.25 percent and 2.07 percent to 8.25 percent. During the years ended December 31, 2007 and 2006, advances with interest rates ranging from 3.50 percent to 6.00 percent were AHP subsidized advances.

The following table shows the Bank’s advances outstanding at December 31, 2007 and 2006 (dollars in thousands):

	2007		2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate %	Amount	Rate %

Overdrawn demand and overnight deposit accounts	$414	—	$628	—
2007	—	—	5,624,396	4.81
2008	19,817,080	4.50	3,636,567	4.85
2009	3,498,660	4.88	2,048,650	5.10
2010	2,907,585	5.13	2,045,968	5.33
2011	2,225,344	5.04	2,171,469	5.20
2012	2,965,609	4.78	1,322,516	5.14
Thereafter	8,607,244	4.71	5,000,424	4.81

Total par value	40,021,936	4.68	21,850,618	4.95

Commitment fees	(2)		(3)
Discounts on AHP advances	(90)		(122)
Premiums	449		520
Discounts	(37)		(110)
Hedging fair value adjustments
Cumulative fair value gain (loss)	382,899		(3,298)
Basis adjustments from terminated hedges	6,533		7,386

Total	$40,411,688		$21,854,991

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2007 and 2006, the Bank had callable advances of $1,329.1 million and $339.2 million.

The following table summarizes advances at December 31, 2007 and 2006 by year of contractual maturity or next call date for callable advances (dollars in thousands):

Year of Maturity or Next Call Date	2007	2006

Overdrawn demand deposit accounts	$414	$628
2007	—	5,743,864
2008	21,009,660	3,732,242
2009	3,530,926	2,093,591
2010	2,929,738	2,104,202
2011	2,244,741	2,191,714
2012	1,984,624	1,322,290
Thereafter	8,321,833	4,662,087

Total par value	$40,021,936	$21,850,618

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase and the borrower may then apply for a new advance at the prevailing market rate. At December 31, 2007 and 2006, the Bank had putable advances outstanding totaling $7.5 billion and $6.0 billion.
The following table summarizes advances at December 31, 2007 and 2006 by year of contractual maturity or next put date for putable/convertible advances (dollars in thousands):

Year of Maturity or Next Put Date	2007	2006

Overdrawn demand deposit accounts	$414	$628
2007	—	10,337,246
2008	23,679,230	2,287,567
2009	4,326,960	2,451,050
2010	2,985,136	896,518
2011	1,809,744	1,685,169
2012	2,562,909	1,173,016
Thereafter	4,657,543	3,019,424

Total par value	$40,021,936	$21,850,618

Security Terms. At December 31, 2007 and 2006, the Bank had rights to collateral with an estimated value greater than the related outstanding advances. On the basis of the financial condition of the borrower, the type of security agreement, and other factors, the Bank imposes one of two requirements to protect the collateral secured:
(1)	Requiring the borrower to execute a written security agreement whereby the borrower retains possession of the collateral assigned to the Bank and agrees to hold such collateral for the benefit of the Bank.
(2)	Requiring the borrower specifically to assign or place physical possession of such collateral with the Bank or a third-party custodian approved by the Bank.
Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a member or any affiliate of the member to the Bank, priority over the claims and rights of any other party except those claims that would be entitled to priority under otherwise applicable law and that are held by bona fide purchasers for value or by secured parties with perfected security interests. The Bank may perfect its security interest in accordance with applicable state laws through means such as filing Uniform Commercial Code financing statements or through taking possession of collateral.
Credit Risk. While the Bank has never experienced a credit loss on an advance to a member, the expansion of collateral for CFIs provides the potential for additional credit risk. Bank management has policies and procedures in place to appropriately manage this credit risk.
The Bank’s potential credit risk from advances is concentrated in commercial banks and insurance companies. At December 31, 2007 and 2006, the Bank had $23.2 billion and $5.8 billion of par value advances outstanding that were greater than or equal to $1 billion per member. These advances were made to seven and four member institutions, respectively, representing 58 percent and 27 percent of total advances outstanding. The Bank holds sufficient collateral to cover the advances to these institutions, and does not expect to incur any credit losses on these advances.
Interest Rate Payment Terms. The following table details additional interest rate payment terms for advances at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006

Par amount of advances
Fixed rate	$35,303,332	$17,828,325
Variable rate	4,718,604	4,022,293

Total	$40,021,936	$21,850,618

Prepayment Fees. The Bank recorded prepayment fees net of hedging fair value adjustments of $1.5 million, $0.5 million, and $0.3 million during the years ended December 31, 2007, 2006, and 2005. Gross advance prepayment fees received from members and former members were $3.6 million, $1.3 million, and $0.5 million during the years ended December 31, 2007, 2006, and 2005.
Note 9—Mortgage Loans Held for Portfolio
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
Mortgage loans with a contractual maturity of 15 years or less are classified as medium term, and all other mortgage loans are classified as long term. The following table presents information at December 31, 2007 and 2006 on mortgage loans held for portfolio (dollars in thousands):

	2007	2006
Real Estate:
Fixed medium-term single family mortgages	$2,569,808	$2,943,839
Fixed long-term single family mortgages	8,220,921	8,816,457

Total par value	10,790,729	11,760,296

Premiums	96,513	112,726
Discounts	(93,094)	(107,452)
Basis adjustments from mortgage loan commitments	7,847	9,722
Allowance for credit losses	(300)	(250)

Total mortgage loans held for portfolio, net	$10,801,695	$11,775,042

The par value of mortgage loans held for portfolio outstanding at December 31, 2007 and 2006 consisted of government-insured loans totaling $461.1 million and $511.0 million and conventional loans totaling $10.3 billion and $11.2 billion, respectively.

The allowance for credit losses was as follows (dollars in thousands):

	2007	2006	2005

Balance, beginning of year	$250	$763	$760

Charge-offs	(19)	—	—
Recoveries	—	—	3

Net (charge-offs) recoveries	(19)	—	3

Provision for (reversal of provision for) credit losses	69	(513)	—

Balance, end of year	$300	$250	$763

On a regular basis, the Bank monitors delinquency levels, loss rates, and portfolio characteristics such as geographic concentration, loan-to-value ratios, property types, and loan age. Other relevant factors evaluated in its methodology include changes in national/local economic conditions, changes in the nature of the portfolio, changes in the portfolio performance, and the existence and effect of geographic concentrations. The Bank monitors and reports portfolio performance regarding delinquency, nonperforming loans, and net charge-offs monthly. Adjustments to the allowance for credit losses are considered quarterly based upon charge-offs, current calculations for probability of default and loss severity, member credit enhancements, as well as the other relevant factors discussed above. As a result of this analysis, during the years ended December 31, 2007 and 2006, the Bank increased its allowance for credit losses through a provision of $69,000 and recorded a reversal to its provision for credit losses of $0.5 million.
Mortgage loans other than those included in large groups of smaller balance homogeneous loans are considered impaired when, based on current information and events, it is probable the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At December 31, 2007 and 2006, the Bank had no recorded investments in impaired mortgage loans. See Note 1 for discussion of the Bank’s allowance for loan loss policy on large groups of smaller balance homogenous mortgage loans.
During the year ended December 31, 2007, the Bank recorded charge-offs of $19,000. At December 31, 2007 and 2006, the Bank had $27.3 million and $23.5 million of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $0.3 and $0.8 million for the years ended December 31, 2007 and 2006. At December 31, 2007 and 2006, the Bank’s other assets included $5.6 million and $6.3 million of real estate owned.

The Bank records credit enhancement fees as a reduction to mortgage loan interest income. Credit enhancement fees totaled $20.8 million, $23.2 million, and $26.9 million for the years ended December 31, 2007, 2006, and 2005.
Note 10—Derivatives and Hedging Activities
The Bank may enter into interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, and futures and forward contracts (collectively, derivatives) to manage its exposure to changes in interest rates. The Bank may adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The Bank uses derivatives as either a fair value hedge or in asset-liability management (i.e., an economic hedge). For example, the Bank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets (advances, investments, and mortgage loans), and/or to adjust the interest rate sensitivity of advances, investments, or mortgage loans to approximate more closely the interest rate sensitivity of liabilities. The Bank also uses derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets and liabilities and anticipated transactions, to hedge the duration risk of prepayable instruments, and to reduce funding costs.
Consistent with Bank policy and Finance Board regulations, the Bank enters into derivatives only to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions. Bank management uses derivatives in cost-efficient strategies and may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges). As a result, the Bank recognizes only the change in fair value of these derivatives and the related net interest income or expense in other income as net gain (loss) on derivatives and hedging activities with no offsetting fair value adjustments for the asset, liability, or firm commitment.
The Bank transacts its derivatives with large banks and major broker-dealers or their affiliates. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The Bank is not a derivatives dealer and thus does not trade derivatives for short-term profit.
Types of Assets and Liabilities Hedged. The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing hedge effectiveness. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities on the statements of condition. The Bank also formally assesses (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges.

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
In a typical transaction, fixed rate consolidated obligations are issued for one or more FHLBanks. The Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to the Bank designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable rate advances (typically one- or three-month LIBOR). These transactions are treated as fair value hedges under SFAS 133. This intermediation between the capital and derivative markets permits the Bank to raise funds at lower costs than would otherwise be available through the issuance of variable rate consolidated obligations in the capital markets.
Advances— The Bank offers a wide array of advance structures to meet members’ funding needs. These advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances in order to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed-rate advance or a variable-rate advance with embedded options, the Bank will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the advance. For example, the Bank may hedge a fixed-rate advance with an interest-rate swap where the Bank pays a fixed-rate coupon and receives a floating-rate coupon, effectively converting the fixed-rate advance to a floating-rate advance. Alternatively, the advance may have a floating-rate coupon based on an interest-rate index other than LIBOR, in which case the Bank would receive a coupon based on the non-LIBOR index and pay a LIBOR-based coupon. These types of hedges are treated as fair-value hedges under SFAS 133.
Mortgage Assets — The Bank invests in mortgage loans and securities. The prepayment options embedded in mortgage assets can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds.

The Bank manages the interest rate and prepayment risk associated with mortgages through a combination of debt issuance and derivatives. The Bank issues a mixture of index amortizing notes, non-callable debt, and callable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage assets. The Bank also purchases interest rate caps, floor, and swaptions to minimize the prepayment risk embedded in the mortgage portfolio. Although these derivatives are valid economic hedges against the prepayment risk of the assets, they are not specifically linked to individual loans and therefore do not receive hedge accounting. The derivatives are marked to market through other income in the Statements of Income.
Mortgage Commitments — Mortgage purchase commitments that obligate the Bank to purchase closed mortgage loans from its members are considered derivatives. The Bank may establish an economic hedge of these commitments by selling derivatives such as mortgage-backed securities to be announced (TBA) for forward settlement. A TBA represents a forward contract for the sale of mortgage-backed securities at a future agreed upon date for an established price. Upon expiration of the mortgage purchase commitment, the Bank purchases the TBA to close the hedged position.
Both the mortgage purchase commitment and the TBA used in the hedging strategy are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.
Investments — The Bank invests in U.S. agency obligations, mortgage-backed securities, and the taxable portion of state or local housing finance agency obligations, which may be classified as held-to-maturity, available-for-sale, or trading securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage prepayment and interest rate risk by funding investment securities with consolidated obligations that have call features, by hedging the prepayment risk with interest rate caps or floors, callable swaps, or swaptions.
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

For available-for-sale securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in value related to the risk being hedged and the related change in the fair value of the derivative in other income as net gain (loss) on derivatives and hedging activities. The remainder of the change is recorded in other comprehensive income as net unrealized gain or loss on available-for-sale securities. At December 31, 2007, the Bank did not have any available-for-sale securities in hedging relationships.
Balance Sheet — The Bank enters into certain economic derivatives as macro balance sheet hedges to protect against changes in interest rates. These economic derivatives include interest rate swaptions, caps, and floors.
Credit Risk. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Board regulations. Based on credit analyses and collateral requirements, management does not anticipate any credit losses on its agreements.
The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements on all derivatives that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing interest rate swaps, forward interest rate agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, assuming the counterparty defaults and the related collateral, if any, is of no value to the Bank. This collateral has not been sold or repledged.
At December 31, 2007 and 2006, the Bank’s maximum credit risk, as defined previously, was $91.9 million and $36.1 million. These totals include $76.4 million and $28.3 million of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash of $31.3 million and $1.6 million as collateral at December 31, 2007 and 2006.

Net gain (loss) on derivatives and hedging activities for the years ended December 31, 2007, 2006, and 2005 (dollars in thousands):

	2007	2006	2005

Net gain related to fair value hedge ineffectiveness	$3,145	$2,680	$5,949
Net gain (loss) related to economic hedges and embedded derivatives	1,346	(402)	32,998

Net gain on derivatives and hedging activities	$4,491	$2,278	$38,947

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2007 and 2006 (dollars in thousands):

	2007		2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$31,225,432	$(183,819)	$27,426,995	$(228,998)
Economic	1,410,000	(2,015)	515,000	(192)
Interest rate swaptions
Economic	6,500,000	973	1,425,000	2
Interest rate caps and floors
Economic	1,700,000	679	100,000	—
Forward settlement agreements
Economic	22,500	(28)	17,000	114
Mortgage delivery commitments
Economic	23,425	68	15,792	(57)

Total notional and fair value	$40,881,357	$(184,142)	$29,499,787	$(229,131)

Total derivatives, excluding accrued interest		(184,142)		(229,131)
Accrued interest		137,791		101,745

Net derivative balance		$(46,351)		$(127,386)

Net derivative assets		91,901		36,119
Net derivative liabilities		(138,252)		(163,505)

Net derivative balance		$(46,351)		$(127,386)

At December 31, 2007, the Bank did not have any embedded derivatives that required bifurcation. At December 31, 2006, the Bank had one callable bond with a par amount of $15.0 million that contained an embedded derivative that had been bifurcated from its host. The fair value of this embedded derivative was presented on a combined basis with the host contract and not included in the above table. The fair value of the embedded derivative was a liability of $0.1 million at December 31, 2006.
Note 11—Deposits
The Bank offers demand and overnight deposits for members and qualifying nonmembers. In addition, the Bank offers short-term interest bearing deposit programs to members. The average interest rates paid on average deposits during 2007 and 2006 were 4.79 percent and 4.78 percent. At December 31, 2006 and 2005, deposits had maturities of less than one year.
Certain financial institutions have agreed to maintain compensating balances in consideration of correspondent and other noncredit services. These balances are classified as deposits on the statements of condition. The compensating balances held by the Bank averaged $36.2 million and $38.3 million during 2007 and 2006.
The following table details deposits with the Bank that are interest bearing and non-interest bearing as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Interest bearing:
Demand and overnight	$802,128	$878,925
Term	70,935	20,595
Non-interest bearing:
Demand	20,751	41,929

Total deposits	$893,814	$941,449

The aggregate amount of term deposits with a denomination of $100,000 or more was $70.9 million and $20.5 million as of December 31, 2007 and 2006.
Note 12—Securities Sold Under Agreements to Repurchase
The Bank has sold securities under repurchase agreements. The amounts received under these agreements represent one long-term borrowing in the amount of $200.0 million with final maturity of March 2008. This borrowing is a liability in the statements of condition. The Bank has delivered securities sold under agreements to repurchase to the primary dealer. Should the market value of the underlying securities fall below the market value required as collateral, the Bank must deliver additional securities to the dealer. Investments in government-sponsored enterprise obligations having a book value of $208.9 million and $513.0 million at December 31, 2007 and 2006 were pledged as collateral for repurchase agreements. The secured party is permitted to sell or repledge the entire amounts pledged.

Note 13—Consolidated Obligations
Consolidated obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets including the London Interbank Offered Rate (LIBOR), Constant Maturity Treasury (CMT), Treasury Bills (T-Bills), the Prime rate, and others. To meet the expected specific needs of certain investors in consolidated obligations, both fixed rate bonds and variable rate bonds may contain features, which may result in complex coupon payment terms and options. When such consolidated obligations are issued, the Bank enters into derivatives containing offsetting features that effectively convert the terms to those of a simple variable rate or a fixed rate bond.
These consolidated obligations, beyond having fixed-rate or simple variable-rate coupon payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms:
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
Range Bonds pay interest based on the number of days a specified index is within/outside of a specified range. The computation of the variable interest rate differs for each bond issue, but the bond generally pays zero interest or a minimal rate of interest if the specified index is outside the specified range.
The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $1,189.6 billion and $951.7 billion at December 31, 2007 and 2006.

Redemption Terms. The following table shows the Bank’s participation in consolidated bonds outstanding at December 31, 2007 and 2006 by year of contractual maturity (dollars in thousands):

	2007		2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %

2007	$—	—	$6,098,300	3.40
2008	6,437,800	4.19	5,660,200	4.10
2009	5,628,300	4.66	4,505,300	4.51
2010	4,328,950	4.71	2,622,100	4.84
2011	2,754,300	4.99	2,291,800	4.97
2012	2,017,950	4.74	1,679,200	4.71
Thereafter	10,587,200	5.17	7,544,400	5.18
Index amortizing notes	2,667,322	5.12	2,977,416	5.12

Total par value	34,421,822	4.80	33,378,716	4.51

Premiums	48,398		33,183
Discounts	(37,650)		(22,578)
Hedging fair value adjustments
Cumulative fair value loss (gain)	226,071		(194,877)
Basis adjustments from terminated hedges	(94,415)		(128,158)

Total	$34,564,226		$33,066,286

The following table shows the Bank’s total consolidated bonds outstanding at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006

Par amount of consolidated bonds
Noncallable or nonputable	$26,044,522	$22,421,116
Callable	8,377,300	10,957,600

Total par value	$34,421,822	$33,378,716

The following table shows the Bank’s total consolidated bonds outstanding by year of contractual maturity or next call date at December 31, 2007 and 2006 (dollars in thousands):

Year of Contractual Maturity or Next Call Date	2007	2006

2007	$—	$15,453,100
2008	12,806,100	3,871,200
2009	3,888,300	2,560,300
2010	3,306,950	1,425,100
2011	2,379,300	1,754,300
2012	1,697,950	1,264,200
Thereafter	7,675,900	4,073,100
Index amortizing notes	2,667,322	2,977,416

Total par value	$34,421,822	$33,378,716

Interest Rate Payment Terms. The following table shows consolidated bonds by interest rate payment type at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Par amount of consolidated bonds:
Fixed rate	$33,967,822	$32,623,716
Simple variable rate	265,000	90,700
Variable rate with cap	—	100,000
Step-up	50,000	327,500
Range bonds	139,000	236,800

Total par value	$34,421,822	$33,378,716

Consolidated Discount Notes. Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365/366 days. These notes are issued at less than their face amount and redeemed at par value when they mature.

The Bank’s participation in consolidated discount notes, all of which are due within one year, was as follows at December 31, 2007 and 2006 (dollars in thousands):

	2007		2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate %(1)	Amount	Rate %(1)

Par value	$21,544,125	4.10	$4,699,916	5.02
Discounts	(43,179)		(15,202)

Total	$21,500,946		$4,684,714

(1)	The consolidated discount notes weighted average interest rate represents an implied rate.
The FHLBank Act gives the Secretary of the Treasury discretion to purchase consolidated obligations of the FHLBanks aggregating not more than $4.0 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the Treasury, who made no such purchases during the three years ended December 31, 2007.
Note 14—Affordable Housing Program
The Bank accrues its AHP assessment monthly based on its income before assessment. The Bank reduces the AHP liability as members use subsidies. In 2005, the Bank contributed $0.1 million to AHP in addition to its 10 percent of current year regulatory income. The Bank’s restatement in 2005 resulted in an increase to prior period regulatory income, therefore, the Bank’s prior period AHP assessments increased by $18.7 million.
In January of 2007, the Bank recorded a $0.5 million adjustment increasing AHP assessments in the Statements of Income. The adjustment related to a No-Action Letter received from the Finance Board’s Office of Supervision that allowed the Bank to retain control over its uncommitted AHP funds resulting from the 2005 financial statement restatement. The adjustment recorded is subject to changes in future periods due to changes in interest rates and the Bank’s actual commitment of the uncommitted AHP funds. The amount of uncommitted funds related to the adjustment at December 31, 2007 was $0.1 million.
If a FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Board for a temporary suspension of its contributions. The Bank did not make such an application in 2007, 2006, or 2005.

The following table presents a roll forward of the Bank’s AHP liability for the years ended December 31, 2007, 2006, and 2005 (dollars in thousands):

	2007	2006	2005

Balance, beginning of year	$44,714	$46,654	$29,471

Assessments	12,094	10,260	25,521
Additional Contribution	—	—	100
Disbursements	(14,186)	(12,200)	(8,438)

Balance, end of year	$42,622	$44,714	$46,654

Assessments for 2005 in the above table include amounts recorded in the cumulative effect of change in accounting principle for that period.
In addition to the AHP grant program, the Bank also had AHP-related advances with a principal balance of $2.0 million and $2.1 million at December 31, 2007 and 2006. Discounts recorded by the Bank on these advances are treated as a reduction of the AHP liability at origination. The Bank did not issue AHP advances in 2007, 2006, or 2005.
Note 15—Resolution Funding Corporation
The FHLBanks’ aggregate payments through 2007 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to first quarter of 2014. The following table presents information on the status of the FHLBanks’ REFCORP payments through the fourth quarter of 2007 (dollars in thousands):

		Interest Rate
		Used to
	Amount of	Discount the	Present
	Benchmark	Future	Value of the
	Payment	Benchmark	Benchmark
Payment Due Date	Defeased	Payment	Payment Defeased

April 15, 2014	$64,190	3.28%	$52,337
January 15, 2014	75,000	3.24%	61,794
October 15, 2013	24,159	3.13%	20,190

Total	$163,349		$134,321

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
Note 16—Capital
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

The following table shows the Bank’s compliance with the Finance Board’s capital requirements at December 31, 2007 and 2006 (dollars in thousands):

	December 31, 2007		December 31, 2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$578,319	$3,124,633	$490,820	$2,314,976
Total capital-to-asset ratio	4.00%	5.14%	4.00%	5.50%
Total regulatory capital	$2,430,682	$3,124,633	$1,681,653	$2,314,976
Leverage ratio	5.00%	7.71%	5.00%	8.26%
Leverage capital	$3,038,352	$4,686,949	$2,102,066	$3,472,464
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
Excess Stock. The Bank had excess stock (including excess mandatorily redeemable capital stock) of $95.1 million and $91.9 million at December 31, 2007 and 2006. The Bank repurchased $1.2 billion, $0.7 billion, and $1.1 billion of excess stock (including excess mandatorily redeemable capital stock) for the years ended December 31, 2007, 2006, and 2005.

Capital Stock Rollforward. The following table presents a roll forward of the Bank’s required membership stock, excess membership stock, required activity-based stock, and excess activity-based stock (excluding mandatorily redeemable capital stock) for the years ended December 31, 2007, 2006, and 2005 (dollars in thousands).

	Capital Stock - Class B (putable)
	Membership Stock		Activity-based Stock
	Required	Excess	Required	Excess	Total

BALANCE DECEMBER 31, 2004	344,274	29,502	1,810,614	47,284	2,231,674

Proceeds from issuance of capital stock	22,853	—	835,624	—	858,477

Repurchase/redemption of capital stock	—	—	—	(1,120,102)	(1,120,102)

Shares reclassified to mandatorily redeemable capital stock	(10,000)	(3,174)	(24,613)	(208)	(37,995)

Net shares transferred from required to excess stock	(1,339)	1,339	(1,121,602)	1,121,602	—

BALANCE DECEMBER 31, 2005	355,788	27,667	1,500,023	48,576	1,932,054

Proceeds from issuance of capital stock	22,168	—	658,045	—	680,213

Repurchase/redemption of capital stock	—	(99)	—	(703,573)	(703,672)

Shares reclassified to mandatorily redeemable capital stock	—	(1,357)	(1,310)	(50)	(2,717)

Net shares transferred from required and excess stock	576	(576)	(705,722)	705,722	—

BALANCE DECEMBER 31, 2006	378,532	25,635	1,451,036	50,675	1,905,878

Proceeds from issuance of capital stock	24,068	—	1,980,596	—	2,004,664

Repurchase/redemption of capital stock	(82)	—	—	(1,210,999)	(1,211,081)

Shares reclassified to mandatorily redeemable capital stock	—	(3,738)	(2,273)	(315)	(6,326)

Shares reclassified from mandatorily redeemable capital stock	10,000	—	13,956	156	24,112

Net shares transferred from required to excess stock	(1,912)	1,912	(1,212,398)	1,212,398	—

BALANCE DECEMBER 31, 2007	$410,606	$23,809	$2,230,917	$51,915	$2,717,247

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of its capital stock. Member shares cannot be purchased or sold except between the Bank and its members at its $100 per share par value. If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity in accordance with SFAS 150. After the reclassification, dividends on the capital stock would no longer be classified as interest expense. For the years ended December 31, 2007, 2006 and 2005, dividends on mandatorily redeemable capital stock in the amount of in the amount of $2.9 million, $3.0 million and $2.0 million were recorded as interest expense.
The following table shows the Bank’s capital stock subject to mandatory redemption by reason for redemption at December 31, 2007, 2006, and 2005 (dollars in thousands).

	2007		2006		2005
	Number		Number		Number
	of		of		of
	Members	Amount	Members	Amount	Members	Amount

Voluntary termination of membership as a result of a merger or consolidation into a member of another FHLBank	32	$45,616	25	$53,173	23	$63,701
Member withdrawal	—	—	1	11,256	1	21,125
Member requests for partial redemptions of excess stock	8	423	8	423	5	258

Total	40	$46,039	34	$64,852	29	$85,084

A majority of the capital stock subject to mandatory redemption at December 31, 2007 and December 31, 2006 was due to voluntary termination of membership as a result of a merger or consolidation into a nonmember or into a member of another FHLBank. In addition, during the second quarter of 2005, a member submitted a notice of withdrawal. The balance in mandatorily redeemable capital stock related to this withdrawal was $11.3 million at December 31, 2006. During the third quarter of 2007, this member rescinded their notice of withdrawal and the Bank reclassified $24.1 million from mandatorily redeemable capital stock to capital stock.

The following table shows the amount of capital stock subject to redemption or repurchase by year of redemption or repurchase at December 31, 2007 and 2006 (dollars in thousands). Membership stock is shown by year of earliest mandatory redemption, which reflects the earliest time at which the Bank is required to repurchase the member’s capital stock. Activity-based stock is shown by year of anticipated repurchase assuming that the Bank will repurchase activity-based stock as the associated activities are reduced or no longer outstanding and that the underlying activities are no longer outstanding on their contractual maturity dates (which may be before or after the expiration of the five-year notice of redemption or withdrawal).

Year of Redemption or Repurchase	2007	2006

2007	$—	$6,315
2008	14,366	19,328
2009	15,890	16,120
2010	9,278	20,112
2011	1,903	2,096
2012	3,887	357
Thereafter	715	524

Total	$46,039	$64,852

The Bank’s activity for mandatorily redeemable capital stock was as follows in 2007, 2006 and 2005 (dollars in thousands).

	2007	2006	2005

Balance, beginning of year	$64,852	$85,084	$58,862

Mandatorily redeemable stock issued	13,468	1,187	—
Capital stock subject to mandatory redemption reclassified from equity	6,326	2,961	37,995
Capital stock previously subject to mandatory redemption reclassified to equity	(24,112)	(244)	—
Redemption of mandatorily redeemable capital stock	(14,495)	(24,136)	(11,773)

Balance, end of year	$46,039	$64,852	$85,084

Note 17—Employee Retirement Plans
The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $3.3 million in 2007, $2.4 million in 2006, and $1.9 million in 2005. The Pentegra Defined Benefit Plan is a multiemployer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not made.
The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The plan covers substantially all employees of the Bank that meet certain eligibility requirements. The Bank’s contributions are equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank contributed $0.6 million, $0.5 million, and $0.5 million for each of the years ended December 31, 2007, 2006, and 2005.
In addition, the Bank offers the Benefit Equalization Plan (BEP). The BEP is a nonqualified retirement plan restoring benefits offered under the qualified plans which have been limited by laws governing such plans. The BEP covers selected officers of the Bank. There are no funded assets that have been designated to provide benefits under this plan.
BEP. The Bank contributed $66,000, $15,000, and $49,000 in the years ended December 31, 2007, 2006, and 2005 for the defined contribution portion of the BEP.
The second portion of the BEP is a nonqualified defined benefit plan. The projected benefit obligation of the Bank’s BEP at December 31, 2007 and 2006 was as follows (dollars in thousands):

	2007	2006
Change in benefit obligation
Projected benefit obligation at beginning of year	$4,615	$4,888
Service cost	60	54
Interest cost	265	281
Actuarial gain	111	(164)
Benefits paid	(249)	(307)
Change due to increase in discount rate	(423)	(137)

Projected benefit obligation at end of year	$4,379	$4,615

Amounts recognized in other liabilities on the statements of condition for the Bank’s BEP at December 31, 2007 and 2006 were (dollars in thousands):

	2007	2006
Accrued benefit liability	$4,379	$4,615
Intangible asset	—	—
Accumulated other comprehensive loss	(1,305)	(1,771)

Net recorded liability	$3,074	$2,844

Components of net periodic benefit cost and other amounts recognized in other comprehensive income for the Bank’s BEP for the years ended December 31, 2007, 2006, and 2005 were (dollars in thousands):

	2007	2006	2005
Net periodic benefit cost
Service cost	$60	$54	$219
Interest cost	265	281	245
Amortization of unrecognized prior service cost	54	55	73
Amortization of unrecognized net loss	101	159	131

Net periodic benefit cost	$480	$549	$668

The following table details the change in the accumulated other comprehensive income balances related to the defined benefit portion of the Bank’s BEP for the year ended December 31, 2007 (dollars in thousands):

	Prior Service	Net (Gain)
	Cost	Loss	Total
Balance at beginning of year	$294	$1,477	$1,771
Net gain on defined benefit pension plan	—	(311)	(311)
Amortization	(54)	(101)	(155)

Balance at end of year	$240	$1,065	$1,305

Amounts in accumulated other comprehensive income expected to be recognized as components as net periodic benefit costs during 2008 are (dollars in thousands):

Amortization of unrecognized prior service cost	$54
Amortization of unrecognized net loss	63

Total amortization of amounts in accumulated other comprehensive income	$117

The measurement date used to determine the current year’s benefit obligations was December 31, 2007.
Key assumptions and other information for the actuarial calculations for the Bank’s BEP for the years ended December 31, 2007, 2006 and 2005 were:

	2007	2006	2005
Discount rate — benefit obligations	6.25%	5.75%	5.50%
Discount rate — net periodic benefit cost	5.75%	5.50%	6.00%
Salary increases	4.80%	5.50%	5.50%
Amortization period (years)	11	11	10
The 2007 discount rate used to determine the benefit obligation of the BEP was determined using a discounted cash flow approach which incorporates the timing of each expected future benefit payment. Future benefit payments were estimated based on census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments was calculated using duration based interest rate yields from the Citibank Pension Discount Curve at December 31, 2007, and solving for the single discount rate that produced the same present value.
Estimated future benefit payments reflecting expected future services for the years ended after December 31, 2007 were (dollars in thousands):

Year	Amount
2008	$253
2009	257
2010	260
2011	264
2012	268
2013 through 2017	1,517

Note 18—Segment Information
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
The Bank evaluates performance of the segments based on adjusted net interest income after mortgage loan credit loss provision and therefore does not allocate other income, other expenses, or assessments to the operating segments, except for economic hedging costs included in other income.

The following shows the Bank’s financial performance by operating segment for the years ended December 31, 2007, 2006, and 2005 (dollars in thousands):

	Member	Mortgage
	Finance	Finance	Total
2007
Adjusted net interest income	$145,129	$24,316	$169,445
Provision for credit losses on mortgage loans	—	69	69

Adjusted net interest income after mortgage loan credit loss provision	$145,129	$24,247	$169,376

Average assets for the year	$31,125,844	$16,235,006	$47,360,850
Total assets at year end	$43,065,957	$17,701,081	$60,767,039

2006
Adjusted net interest income	$122,079	$32,030	$154,109
Reversal of provision for credit losses on mortgage loans	—	(513)	(513)

Adjusted net interest income after mortgage loan credit loss provision	$122,079	$32,543	$154,622

Average assets for the year	$26,720,662	$17,120,326	$43,840,988
Total assets at year end	$25,897,172	$16,144,239	$42,041,411

2005
Adjusted net interest income	$111,209	$46,887	$158,096
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$111,209	$46,887	$158,096

Average assets for the year	$29,498,835	$17,719,076	$47,217,911
Total assets at year end	$27,794,045	$17,928,434	$45,722,479

The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. Net interest income does not include these amounts in the Statements of Income for financial reporting purposes. Interest income and interest expense associated with economic hedges are recorded in other income in “Net gain (loss) on derivatives and hedging activities” on the Statements of Income. The following table reconciles the Bank’s financial performance by operating segment to the Bank’s total income before assessments for the years ended December 31, 2007, 2006, and 2005 (dollars in thousands):

	2007	2006	2005

Adjusted net interest income after mortgage loan credit loss provision	$169,376	$154,622	$158,096
Net interest expense on economic hedges	1,696	227	135,522

Net interest income after mortgage loan credit loss provision	171,072	154,849	293,618

Other income	10,333	8,687	46,814
Other expenses	42,454	41,567	39,005

Income before assessments	$138,951	$121,969	$301,427

Note 19—Estimated Fair Values
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2007 and 2006. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair value summary tables on pages S-66 and S-67 do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Subjectivity of estimates. Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options and bonds with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near term changes.
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
Investment Securities. The estimated fair value is determined based on each security’s quoted price excluding accrued interest as of the last business day of the year. When quoted prices are not available, the estimated fair value is determined by calculating the present value of expected future cash flows and reducing the amount for accrued interest receivable.
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

Derivative Assets and Liabilities. The Bank bases the estimated fair values of derivatives with similar terms on available market prices including accrued interest receivable and payable. The estimated fair value is based on the LIBOR swap curve and forward rates at year end and, for agreements containing options, the market’s expectations of future interest rate volatility implied from current market prices of similar options. The estimated fair values use standard valuation techniques for derivatives, such as discounted cash-flow analysis and comparisons to similar instruments. The fair values are netted by counterparty where such legal right of offset exists. If these amounts are positive, they are classified as an asset and if negative, a liability.
Deposits. The Bank determines estimated fair values of deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount by accrued interest payable. The discount rates used in these calculations are LIBOR rates with similar terms. The estimated fair value approximates the recorded book balance for deposits with three months or less to maturity.
Consolidated Obligations. The Bank estimates fair values based on calculating the present value of expected future cash flows and reducing the amount for accrued interest payable discounted at comparable debt rates.
Borrowings. The Bank determines the estimated fair value of borrowings by calculating the present value of expected future cash flows from the borrowings and reducing this amount by accrued interest payable. The discount rates used in these calculations are the estimated cost of borrowings with similar terms. For borrowings with three months or less to maturity, the estimated fair value approximates the recorded book balance.
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

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2007 were as follows (dollars in thousands):
2007 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value
Assets
Cash and due from banks	$58,675	$—	$58,675
Interest-bearing deposits	100,136	—	100,136
Federal funds sold	1,805,000	—	1,805,000
Available-for-sale securities	3,433,640	—	3,433,640
Held-to-maturity securities	3,905,017	(4,302)	3,900,715
Advances	40,411,688	121,866	40,533,554
Mortgage loans held for portfolio, net	10,801,695	(130,595)	10,671,100
Accrued interest receivable	129,758	—	129,758
Derivative assets	91,901	—	91,901

Liabilities
Deposits	(893,814)	4	(893,810)
Securities sold under agreements to repurchase	(200,000)	(347)	(200,347)

Consolidated obligations
Discount notes	(21,500,946)	767	(21,500,179)
Bonds	(34,564,226)	(450,582)	(35,014,808)

Consolidated obligations, net	(56,065,172)	(449,815)	(56,514,987)

Mandatorily redeemable capital stock	(46,039)	—	(46,039)
Accrued interest payable	(301,039)	—	(301,039)
Derivative liabilities	(138,252)	—	(138,252)

Other
Standby letters of credit	(765)	—	(765)

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2006 were as follows (dollars in thousands):
2006 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value
Assets
Cash and due from banks	$30,181	$—	$30,181
Interest-bearing deposits	11,392	—	11,392
Securities purchased under agreements to resell	305,000	—	305,000
Federal funds sold	1,625,000	—	1,625,000
Available-for-sale securities	562,165	—	562,165
Held-to-maturity securities	5,715,161	(29,352)	5,685,809
Advances	21,854,991	(24,908)	21,830,083
Mortgage loans held for portfolio, net	11,775,042	(294,258)	11,480,784
Accrued interest receivable	92,932	—	92,932
Derivative assets	36,119	—	36,119

Liabilities
Deposits	(941,449)	4	(941,445)
Securities sold under agreements to repurchase	(500,000)	(2,207)	(502,207)

Consolidated obligations
Discount notes	(4,684,714)	1,923	(4,682,791)
Bonds	(33,066,286)	(17,923)	(33,084,209)

Consolidated obligations, net	(37,751,000)	(16,000)	(37,767,000)

Mandatorily redeemable capital stock	(64,852)	—	(64,852)
Accrued interest payable	(300,139)	—	(300,139)
Derivative liabilities	(163,505)	—	(163,505)

Other
Standby letters of credit	(663)	—	(663)
Note 20—Commitments and Contingencies
As described in Note 13, the 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon by the Finance Board to repay all or part of such obligations, as determined or approved by the Finance Board. No FHLBank has ever had to assume or pay the consolidated obligation of another FHLBank.

The Bank considered the guidance under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), and determined it was not necessary to recognize a liability for the fair value of the Bank’s joint and several liability for all the consolidated obligations. The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. Because the FHLBanks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks’ consolidated obligations, the Bank’s joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at December 31, 2006 and 2005. The par amounts of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable were approximately $1,133.7 billion and $913.6 billion at December 31, 2007 and 2006.
There were no commitments that legally bind and unconditionally obligate the Bank for additional advances at December 31, 2007 or 2006. Advance commitments are fully collateralized throughout the life of the agreements (see Note 8). Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $1.8 billion and $1.3 billion at December 31, 2007 and 2006 and had original terms of nine days to thirteen years with a final expiration in 2020. Unearned fees are recorded in other liabilities and amount to $0.8 million and $0.7 million at December 31, 2007 and 2006. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these commitments. The estimated fair value of commitments at December 31, 2007 and 2006 is reported in Note 19.
Commitments that unconditionally obligate the Bank to fund/purchase mortgage loans from members in the MPF program totaled $23.4 million and $15.8 million at December 31, 2007 and 2006. Commitments are generally for periods not to exceed forty-five business days. Commitments that obligate the Bank to purchase closed mortgage loans from its members are considered derivatives under SFAS 149, and their estimated fair value at December 31, 2007 and 2006 is reported in Note 10 as mortgage delivery commitments. Commitments that obligate the Bank to table fund mortgage loans are not considered derivatives under SFAS 149, and the estimated fair value at December 31, 2007 and 2006 is reported in Note 19 as commitments to extend credit for mortgage loans.

As described in Note 1, for managing the inherent credit risk in the MPF program, participating members receive base and performance based credit enhancement fees from the Bank. When the Bank incurs losses for certain MPF products, it reduces base and performance based credit enhancement fee payments until the amount of the loss is recovered up to the limit of the FLA. The FLA is an indicator of the potential losses for which the Bank is liable (before the member’s credit enhancement is used to cover losses). The FLA amounted to $96.8 million and $94.1 million at December 31, 2007 and 2006.
The Bank generally executes derivatives with large banks and broker-dealers and enters into bilateral collateral agreements. The Bank had no cash pledged as collateral to broker-dealers at December 31, 2007 for derivatives and $11.3 million at December 31, 2006. Cash pledged as collateral is classified as interest-bearing deposits in the statements of condition.
The Bank charged to operating expenses net rental costs of approximately $1.3 million, $1.1 million, and $1.1 million for the years ending December 31, 2007, 2006, and 2005. Future minimum rentals for premises and equipment at December 31, 2007 were as follows (dollars in thousands):

Year	Amount

2008	$1,194
2009	1,082
2010	911
2011	894
2012	869
Thereafter	13,036

Total	$17,986

Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.
The Bank entered into a $0.3 million par value consolidated obligation discount note that had traded but not settled at December 31, 2006. The Bank entered into $49.8 million par value traded but not settled consolidated obligation bonds at December 31, 2007. The Bank entered into derivatives with a notional value of $500.0 million that had traded but not settled at December 31, 2007. The Bank entered into $7.5 million of advances that had traded but not settled at December 31, 2006.

The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.
Notes 1, 8, 10, 13, 14, 16, 17, 19, and 21 discuss other commitments and contingencies.
Note 21—Activities with Stockholders and Housing Associates
Under the Bank’s capital plan, the only voting rights conferred upon the Bank’s members are for the election of directors. In accordance with the FHLBank Act and Finance Board regulations, members elect a majority of the Bank’s Board of Directors. The remaining directors are appointed by the Finance Board. Beginning in 2007, the Finance Board made those appointments from a pool of recommendations submitted by the Bank’s Board of Directors. Under statute and regulations, each elective directorship is designated to one of the five states in the Bank’s district and a member is entitled to vote for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. At December 31, 2007 and 2006, no member owned more than 10 percent of the voting interests of the Bank due to statutory limits on members’ voting rights as discussed above.
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

The following table shows transactions with members and their affiliates, former members and their affiliates, and housing associates at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006

Assets:
Federal funds sold	$135,000	$420,000
Investments	—	248,130
Advances	40,411,688	21,854,991
Accrued interest receivable	48,622	16,333
Derivative assets	15,724	6,507
Other assets	77	86

Total	$40,611,111	$22,546,047

Liabilities:
Deposits	$845,127	$903,426
Mandatorily redeemable capital stock	46,039	64,852
Accrued interest payable	779	424
Derivative liabilities	27,698	11,383
Other liabilities	765	663

Total	$920,408	$980,748

Notional amount of derivatives	$2,912,091	$2,534,362
Standby letters of credit	1,760,006	1,295,576
Transactions with Directors’ Financial Institutions. In the normal course of business, the Bank extends credit to its members whose directors and officers serve as its directors (Directors’ Financial Institutions). Finance Board regulations require that transactions with Directors’ Financial Institutions be subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. At December 31, 2007 and 2006, advances outstanding to the Bank Directors’ Financial Institutions aggregated $207.1 million and $158.7 million, representing 0.5 percent and 0.7 percent of the Bank’s total outstanding advances. During the years ended December 31, 2007, 2006, and 2005, the Bank acquired approximately $1.3 million, $0.7 million, and $3.6 million, respectively, of mortgage loans that were originated by the Bank Directors’ Financial Institutions. At December 31, 2007 and 2006, capital stock outstanding to the Bank Directors’ Financial Institutions aggregated $21.4 million and $19.4 million, representing 0.8 percent and 1.0 percent of the Bank’s total outstanding capital stock. The Bank did not have any investment or derivative transactions with Directors’ Financial Institutions during the years ended December 31, 2007, 2006, and 2005.

Business Concentrations. The Bank has business concentrations with stockholders whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding.
Capital Stock — The following tables present members and their affiliates holding 10 percent or more of outstanding capital stock (including stock classified as mandatorily redeemable) at December 31, 2007 and 2006 (shares in thousands):

			Shares at	Percent of
			December 31,	Total Capital
Name	City	State	2007	Stock

Wells Fargo Bank, N.A.	Sioux Falls	SD	5,129	18.6%
Superior Guaranty Insurance Company	Minneapolis	MN	4,474	16.2

			9,603	34.8%

			Shares at	Percent of
			December 31,	Total Capital
Name	City	State	2006	Stock

Superior Guaranty Insurance Company	Minneapolis	MN	4,639	23.5%
Wells Fargo Bank, N.A.	Sioux Falls	SD	189	1.0

			4,828	24.5%

The Bank participated in the MPF shared funding program, but only if participating members purchased the Bank’s stock to support its ability to fund its purchase of Shared Funding Certificates. Superior Guaranty Insurance Company (Superior) was the only member who participated in the shared funding program with the Bank. The Bank reached an understanding with Superior that it would provide Superior a return on this transaction that was comparable to the return that the Bank provided to Superior under the MPF program through the payment of an additional fee. The total amount paid to Superior under the letter agreement was $2,000 in 2006 and $29,000 in 2005. The letter agreement was terminated by the Bank by letter dated January 13, 2006. Consequently, there were no fees paid to Superior under the letter agreement in 2007.
In the normal course of business, the Bank invested in interest-bearing deposits, commercial paper, and overnight and term Federal funds from Wells Fargo Bank, N.A. (Wells Fargo) during the years ended December 31, 2007 and 2005. The Bank did not invest in these transactions with Wells Fargo in 2006.

Advances — The Bank had advances with Wells Fargo of $11.3 billion and $0.2 billion at December 31, 2007 and 2006 and advances with Superior of $1.3 billion and $0.5 billion at December 31, 2007 and 2006. The Bank made $21.5 billion and $1.0 billion of advances with Wells Fargo and Superior during the year ended December 31, 2007. The Bank did not make any new advances or collect principal from Superior or Wells Fargo during the year ended December 31, 2006.
Total interest income from Wells Fargo amounted to $55.3 million, $10.5 million, and $88.2 million for the years ended December 31, 2007, 2006, and 2005. Total interest income from Superior amounted to $35.8 million, $25.8 million, and $16.8 million for the years ended December 31, 2007, 2006, and 2005. The Bank held sufficient collateral to cover the members’ advances and expected to incur no credit losses as a result of them. The Bank did not receive any prepayment fees from Wells Fargo or Superior during 2007, 2006, or 2005.
Mortgage Loans -The Bank did not purchase mortgage loans from Superior during 2007 and 2006. At December 31, 2007 and 2006, 83 percent and 85 percent, respectively, of the Bank’s loans outstanding were from Superior.
Other — The Bank has a 20 year lease with an affiliate of Wells Fargo for approximately 43,000 square feet of office space that commenced on January 2, 2007. An independent third party representative negotiated the transaction on behalf of the Bank. The Bank has agreed to an annualized cost of $20.00 per square foot for the first 10 years and $22.00 per square foot in years 11 through 20. Future minimum rentals to the Wells Fargo affiliate are as follows (dollars in thousands):

Year	Amount

2008	$869
2009	869
2010	869
2011	869
2012	869
Thereafter	13,036

Total	$17,381

Note 22—Activities With Other FHLBanks
The Bank may invest in other FHLBank consolidated obligations, for which the other FHLBanks are the primary obligor, for liquidity purposes. If made, these investments in other FHLBank consolidated obligations would be purchased in the secondary market from third parties and would be accounted for as available-for-sale securities.
The Bank did not have any investments in other FHLBank consolidated obligations at December 31, 2006 and 2007. The Bank sold all of its investments in other FHLBank consolidated obligations in December 2005 and recorded a gain of $0.5 million on the sale of these investments. The Bank recorded interest income from these investments in other FHLBank consolidated obligations. Interest income amounted to $3.8 million for the year ended December 31, 2005 from the FHLBank of San Francisco. Interest income amounted to $2.0 million for the year ended December 31, 2005 from the FHLBank of Indianapolis.
The Bank purchased MPF shared funding certificates from the FHLBank of Chicago (see Notes 1 and 7).
In addition, the Bank recorded service fee expense as an offset to other income due to its relationship with the FHLBank of Chicago in the MPF program. The Bank recorded $0.7 million, $0.5 million and $0.4 million in service fee expense to the FHLBank of Chicago for the year ended December 31, 2007, 2006 and 2005 which was recorded as a reduction of other income.
The FHLBank of Chicago pays the Bank a monthly participation fee based on the aggregate amount of outstanding loans purchased under the MPF program. The Bank recorded other income of $0.3 million for each of the years ended December 31, 2007, 2006, and 2005.
The Bank may sell or purchase unsecured overnight and term Federal funds at market rates to or from other FHLBanks.

The following tables show loan activity to other FHLBanks at December 31, 2006 (dollars in thousands). All these loans were overnight loans. The Bank did not make any loans to other FHLBanks during 2007 and 2005.

			Principal
	Beginning		Payment	Ending
Other FHLBank	Balance	Advance	Received	Balance

2006
Dallas	$—	$(50,000)	$50,000	$—
The following table shows loan activity from other FHLBanks at December 31, 2007, 2006, and 2005 (dollars in thousands). All these loans were overnight loans.

	Beginning		Principal	Ending
Other FHLBank	Balance	Borrowings	Payment	Balance

2007
Atlanta	$—	$86,700	$(86,700)	$—
Cincinnati	—	459,000	(459,000)	—
San Francisco	—	370,000	(370,000)	—

Total	$—	$915,700	$(915,700)	$—

2006
Cincinnati	$—	$255,000	$(255,000)	$—
San Francisco	—	640,000	(640,000)	—

Total	$—	$895,000	$(895,000)	$—

2005
Chicago	$—	$25,000	$(25,000)	$—
Cincinnati	—	593,000	(593,000)	—
Indianapolis	—	15,000	(15,000)	—
San Francisco	—	535,000	(535,000)	—

Total	$—	$1,168,000	$(1,168,000)	$—

Note 23—Other Expense
The following table shows the major components of other expense for the years ended December 31, 2007, 2006, and 2005 (dollars in thousands).

	2007	2006	2005

Compensation and benefits	$24,828	$22,577	$20,259

Occupancy cost	1,608	720	726
Other operating expenses	12,981	15,758	15,266

Total operating expenses	14,589	16,478	15,992

Finance Board	1,561	1,530	1,733
Office of Finance	1,476	982	1,021

Total other expense	$42,454	$41,567	$39,005

EXHIBIT INDEX

Exhibit
No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the executive vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the executive vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002