Form 10-Q
period 2008-03-31
Federal Home Loan Bank of Des Moines
filed 2008-05-12
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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
☐ Yes               ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2008

Class B Stock, par value $100	31,478,501

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(In thousands, except shares)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$21,705	$58,675
Interest-bearing deposits	126	100,136
Federal funds sold	3,615,000	1,805,000
Investments
Available-for-sale securities include $0 and $208,892 pledged as collateral at March 31, 2008 and December 31, 2007 that may be repledged (Note 3)	4,460,954	3,433,640
Held-to-maturity securities include $0 pledged as collateral at March 31, 2008 and December 31, 2007 that may be repledged (estimated fair value of $4,002,721 and $3,900,715 at March 31, 2008 and December 31, 2007) (Note 4)	4,000,853	3,905,017
Advances (Note 5)	47,092,228	40,411,688
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $232 at March 31, 2008 and $300 at December 31, 2007 (Note 6)	10,706,516	10,801,695
Accrued interest receivable	111,319	129,758
Premises and equipment, net	6,793	6,966
Derivative assets (Note 7)	43,849	60,468
Other assets	22,540	22,563

Total assets	$70,081,883	$60,735,606

LIABILITIES AND CAPITAL
LIABILITIES
Deposits
Interest-bearing	$1,177,283	$841,762
Noninterest-bearing demand	40,697	20,751

Total deposits	1,217,980	862,513

Securities sold under agreements to repurchase	—	200,000
Consolidated obligations, net (Note 8)
Discount notes	32,365,251	21,500,946
Bonds	32,165,475	34,564,226

Total consolidated obligations, net	64,530,726	56,065,172

Mandatorily redeemable capital stock	42,752	46,039
Accrued interest payable	309,948	300,907
Affordable Housing Program	41,785	42,622
Payable to REFCORP	7,870	6,280
Derivative liabilities (Note 7)	280,834	138,252
Other liabilities	393,338	21,598

Total liabilities	66,825,233	57,683,383

Commitments and contingencies (Note 12)

CAPITAL (Note 9)
Capital stock — Class B putable ($100 par value) authorized, issued, and outstanding 30,117,487 and 27,172,465 shares at March 31, 2008 and December 31, 2007	3,011,749	2,717,247
Retained earnings	366,987	361,347
Accumulated other comprehensive loss
Net unrealized loss on available-for-sale securities	(121,236)	(25,467)
Employee retirement plans	(850)	(904)

Total capital	3,256,650	3,052,223

Total liabilities and capital	$70,081,883	$60,735,606

The accompanying notes are an integral part of these financial statements

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
INTEREST INCOME
Advances	$387,340	$290,488
Advance prepayment fees, net	605	71
Interest-bearing deposits	624	121
Securities purchased under agreements to resell	—	4,029
Federal funds sold	22,123	39,249
Investments
Available-for-sale securities	35,480	7,511
Held-to-maturity securities	46,323	75,640
Mortgage loans held for portfolio	134,303	145,160

Total interest income	626,798	562,269

INTEREST EXPENSE
Consolidated obligations
Discount notes	161,174	67,955
Bonds	389,769	434,030
Deposits	8,804	14,016
Borrowings from other FHLBanks	6	—
Securities sold under agreements to repurchase	1,960	7,371
Mandatorily redeemable capital stock	388	654

Total interest expense	562,101	524,026

NET INTEREST INCOME	64,697	38,243
Provision for credit losses on mortgage loans	—	—

NET INTEREST INCOME AFTER MORTGAGE LOAN CREDIT LOSS PROVISION	64,697	38,243

OTHER (LOSS) INCOME
Service fees	577	580
Net realized gain on held-to-maturity securities	—	545
Net loss on derivatives and hedging activities	(12,730)	(1,388)
Other, net	577	475

Total other (loss) income	(11,576)	212

OTHER EXPENSE
Salaries and Benefits	6,229	5,922
Operating	3,351	3,405
Finance Board	420	408
Office of Finance	437	344

Total other expense	10,437	10,079

INCOME BEFORE ASSESSMENTS	42,684	28,376

Affordable Housing Program	3,500	2,876
REFCORP	7,832	5,199

Total assessments	11,332	8,075

NET INCOME	$31,352	$20,301

The accompanying notes are an integral part of these financial statements

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE DECEMBER 31, 2007	27,173	$2,717,247	$361,347	$(26,371)	$3,052,223

Proceeds from issuance of capital stock	13,330	1,332,955	—	—	1,332,955

Repurchase/redemption of capital stock	(10,376)	(1,037,608)	—	—	(1,037,608)

Net shares reclassified to mandatorily redeemable capital stock	(9)	(845)	—	—	(845)

Comprehensive income (loss)

Net income	—	—	31,352	—	31,352

Other comprehensive income

Net unrealized loss on available-for-sale securities	—	—	—	(95,769)	(95,769)

Net unrealized gain on employee retirement plans	—	—	—	54	54

Total comprehensive income (loss)	—	—	31,352	(95,715)	(64,363)

Cash dividends on capital stock (4.50% annualized)	—	—	(25,712)	—	(25,712)

BALANCE MARCH 31, 2008	30,118	$3,011,749	$366,987	$(122,086)	$3,256,650

The accompanying notes are an integral part of these financial statements

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

The accompanying notes are an integral part of these financial statements

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$31,352	$20,301

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums, discounts, and basis adjustments on investments, advances, mortgage loans, and consolidated obligations	(11,418)	(4,030)
Concessions on consolidated obligation bonds	3,722	1,073
Premises and equipment	247	228
Other	(354)	—
Net realized gain from sale of held-to-maturity securities	—	(545)
Net change in fair value adjustment on derivatives and hedging activities	19,961	(94)
Net realized loss on disposal of premises and equipment	4	77
Net change in:
Accrued interest receivable	18,896	(1,693)
Accrued interest on derivatives	9,675	2,011
Other assets	(1,364)	(449)
Accrued interest payable	9,095	17,461
Affordable Housing Program (AHP) liability and discount on AHP advances	(845)	1,165
Payable to REFCORP	1,590	(629)
Other liabilities	(2,269)	(1,273)

Total adjustments	46,940	13,302

Net cash provided by operating activities	78,292	33,603

The accompanying notes are an integral part of these financial statements

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	84,610	9,420
Federal funds sold	(1,810,000)	(1,584,000)
Short-term held-to-maturity securities	(230,007)	(186,396)
Available-for-sale securities:
Proceeds from maturities	778,273	562,825
Purchases	(1,528,929)	(520,214)
Held-to-maturity securities:
Proceeds from sales and maturities	135,386	245,500
Advances to members:
Principal collected	71,832,327	20,136,529
Originated	(78,094,756)	(19,573,035)
Mortgage loans held for portfolio:
Principal collected	334,129	334,340
Originated or purchased	(241,574)	(74,889)
Additions to premises and equipment	(87)	(991)
Proceeds from sale of premises and equipment	9	131

Net cash used in investing activities	(8,740,619)	(650,780)

FINANCING ACTIVITIES
Net change in deposits	416,866	217,571
Securities sold under agreement to repurchase	(200,000)	—
Net proceeds from issuance of consolidated obligations
Discount notes	336,097,371	141,311,028
Bonds	4,876,195	2,704,362
Payments for maturing and retiring consolidated obligations
Discount notes	(325,222,698)	(141,449,773)
Bonds	(7,607,880)	(2,126,662)
Proceeds from issuance of capital stock	1,332,955	153,232
Payments for issuance/repurchase/redemption of mandatorily redeemable capital stock	(4,132)	(5,928)
Payments for repurchase/redemption of capital stock	(1,037,608)	(174,660)
Cash dividends paid	(25,712)	(20,072)

Net cash provided by financing activities	8,625,357	609,098

Net decrease in cash and due from banks	(36,970)	(8,079)
Cash and due from banks at beginning of the period	58,675	30,181

Cash and due from banks at end of the period	$21,705	$22,102

Supplemental disclosures
Cash paid during the period for
Interest	$573,132	$508,701
AHP	$4,337	$1,703
REFCORP	$6,242	$5,828
Transfer of MPF loans to real estate owned	$1,130	$2,330
The accompanying notes are an integral part of these financial statements

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
Note 1—Basis of Presentation
The accompanying unaudited financial statements of the Bank for the three months ended March 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) of America (GAAP) for interim financial information. Accordingly, they do not include all of the information required by GAAP for full year information and should be read in conjunction with the audited financial statements for the year ended December 31, 2007, which are contained in the Bank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2008.
Descriptions of the Bank’s significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) of the Bank’s 2007 audited financial statements in the annual report on Form 10-K.

Reclassifications. Certain amounts in the 2007 financial statements have been reclassified to conform to the first quarter 2008 presentation. In particular, in accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 39-1, Amendment of FIN No. 39 (FIN 39-1), the Bank recognized the effects of applying FIN 39-1 as a change in accounting principle through retrospective application for all financial statement periods presented. Previously, the cash collateral amounts arising from the same master netting arrangement as the derivative instruments were reported as interest-bearing deposits and the related accrued interest amounts were reported as accrued interest receivable and/or accrued interest payable, as applicable. These amounts are now components of “Derivative assets” and/or “Derivative liabilities.” For more information related to FIN 39-1, see “Note 2 — Recently Issued and Adopted Accounting Standards and Interpretations.”
Note 2—Recently Issued and Adopted Accounting Standards & Interpretations
SFAS 161. On March 19, 2008, the FASB issued Statement of Financial Account Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 is intended to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures that enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the Bank), with early application allowed. The Bank has not yet determined the effect that the adoption of SFAS 161 will have on our financial statement disclosures.
SFAS 157 and 159. Effective January 1, 2008, the Bank adopted SFAS No. 157, Fair Value Measurements (SFAS 157), and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes hierarchy based on the inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. SFAS 159 allows an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. For additional information on the fair value of certain financial assets and liabilities, see Note 11, Estimated Fair Values, to the financial statements. The effect of adopting SFAS 157 and 159 did not have a material impact to the Bank’s results of operations or financial condition.

FIN 39-1. Effective January 1, 2008, the Bank adopted FIN 39-1. FIN 39-1 permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. An entity should recognize the effects of applying FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Bank elected to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for cash collateral. The adoption of FIN 39-1 did not have a material impact to the Bank’s financial condition.
Note 3—Available-for-Sale Securities
Major Security Types. Available-for-sale securities at March 31, 2008 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Non-mortgage-backed securities
Government-sponsored enterprise obligations	$248,806	$19	$—	$248,825

Mortgage-backed securities
Government-sponsored enterprises	4,333,384	76	121,331	4,212,129

Total	$4,582,190	$95	$121,331	$4,460,954

Available-for-sale securities at December 31, 2007 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Non-mortgage-backed securities
Government-sponsored enterprise obligations	$219,014	$62	$—	$219,076

Mortgage-backed securities
Government-sponsored enterprises	3,240,093	529	26,058	3,214,564

Total	$3,459,107	$591	$26,058	$3,433,640

Government-sponsored enterprise obligations represented Federal National Mortgage Association (Fannie Mae) and/or Federal Home Loan Mortgage Corporation (Freddie Mac) debt securities. Government-sponsored enterprise mortgage-backed securities (MBS) represented Fannie Mae and Freddie Mac securities.
Available-for-sale securities with unrealized losses had fair values of $3.8 billion at March 31, 2008. These securities have been in a loss position for less than twelve months. The Bank believes that the unrealized losses are the result of the current interest rate environment and are temporary given the creditworthiness of the issuers, the underlying collateral, and the Bank’s intent to hold the investments until a recovery of fair value, which may be at maturity.

Note 4—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities at March 31, 2008 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
Commercial paper	$430,000	$—	$—	$430,000
State or local housing agency obligations	73,530	4,507	—	78,037
Other	8,791	201	—	8,992

Total non-mortgage-backed securities	512,321	4,708	—	517,029

Mortgage-backed securities
Government-sponsored enterprises	3,331,667	36,456	34,711	3,333,412
U.S. government agency-guaranteed	60,717	57	701	60,073
MPF shared funding	51,786	—	801	50,985
Other	44,362	—	3,140	41,222

Total mortgage-backed securities	3,488,532	36,513	39,353	3,485,692

Total	$4,000,853	$41,221	$39,353	$4,002,721

Held-to-maturity securities at December 31, 2007 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
Commercial paper	$199,979	$—	$—	$199,979
State or local housing agency obligations	73,960	2,888	—	76,848
Other	8,436	190	—	8,626

Total non-mortgage-backed securities	282,375	3,078	—	285,453

Mortgage-backed securities
Government-sponsored enterprises	3,457,801	14,393	20,302	3,451,892
U.S. government agency-guaranteed	64,099	303	65	64,337
MPF shared funding	53,142	—	1,136	52,006
Other	47,600	—	573	47,027

Total mortgage-backed securities	3,622,642	14,696	22,076	3,615,262

Total	$3,905,017	$17,774	$22,076	$3,900,715

Government-sponsored enterprise investments represented Fannie Mae or Freddie Mac securities. U.S. government agency-guaranteed MBS represented Government National Mortgage Association (Ginnie Mae) securities and Small Business Administration (SBA) Pool Certificates. SBA Pool Certificates represent undivided interests in pools of the guaranteed portions of SBA loans. The SBA’s guarantee of the Pool Certificate is backed by the full faith and credit of the U.S. government.
Other investments represented investments in municipal bonds, Small Business Investment Company (SBIC), and other non-Federal agency MBS.
At March 31, 2008 held-to-maturity securities totaling $1.3 billion have been in a loss position for less than twelve months and $73.6 million have been in a loss position for greater than twelve months. All of the held-to-maturity securities with unrealized losses greater than twelve months have a fair market value that is within 98 percent of their respective amortized cost basis. The Bank believes that the unrealized losses on the Bank’s held-to-maturity securities are primarily the result of the current interest rate environment and are temporary given the creditworthiness of the issuers, the underlying collateral, and the Bank’s intent to hold the investments to maturity.

Note 5—Advances
Redemption Terms. The following table shows the Bank’s advances outstanding at March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %

Overdrawn demand deposit accounts	$1,908	—	$414	—
Due in one year or less	22,337,060	2.67	19,817,080	4.50
Due after one year through two years	4,182,813	4.44	3,498,660	4.88
Due after two years through three years	3,309,540	4.79	2,907,585	5.13
Due after three years through four years	2,004,478	4.26	2,225,344	5.04
Due after four years through five years	3,529,257	3.34	2,965,609	4.78
Thereafter	10,919,309	4.01	8,607,244	4.71

Total par value	46,284,365	3.42	40,021,936	4.68

Commitment fees	(2)		(2)
Discounts on AHP advances	(82)		(90)
Premiums	432		449
Discounts	(22)		(37)
Hedging fair value adjustments
Cumulative fair value gain	801,346		382,899
Basis adjustments from terminated hedges	6,191		6,533

Total	$47,092,228		$40,411,688

The Bank offers members advances that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may be prepaid only by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At March 31, 2008 and December 31, 2007, the Bank had callable advances of $2,794.4 million and $1,329.1 million.

Interest Rate Payment Terms. The following table details additional interest rate payment terms for advances at March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31,	December 31,
	2008	2007
Par amount of advances
Fixed rate	$40,027,361	$35,303,332
Variable rate	6,257,004	4,718,604

Total	$46,284,365	$40,021,936

Note 6—Mortgage Loans Held for Portfolio
The Mortgage Partnership Finance (register mark) (MPF (register mark)) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) involves investment by the Bank in mortgage loans that are held for portfolio which are either funded by the Bank through, or purchased from, participating members. The Bank’s members originate, service, and credit enhance home mortgage loans that are sold to the Bank. Members participating in the servicing released program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the member to a designated mortgage servicer.
Mortgage loans with an original contractual maturity of 15 years or less are classified as medium term, and all other mortgage loans are classified as long-term. The following table presents information at March 31, 2008 and December 31, 2007 on mortgage loans held for portfolio (dollars in thousands):

	March 31,	December 31,
	2008	2007
Real Estate:
Fixed rate medium-term single family mortgages	$2,539,991	$2,569,808
Fixed rate long-term single family mortgages	8,157,265	8,220,921

Total par value	10,697,256	10,790,729

Premiums	93,550	96,513
Discounts	(90,077)	(93,094)
Basis adjustments from mortgage loan commitments	6,019	7,847
Allowance for credit losses	(232)	(300)

Total mortgage loans held for portfolio	$10,706,516	$10,801,695

The par value of mortgage loans held for portfolio outstanding at March 31, 2008 and December 31, 2007 consisted of government-insured loans totaling $448.1 million and $461.1 million and conventional loans totaling $10.2 billion and $10.3 billion, respectively.

The allowance for credit losses was $0.2 million and $0.3 million at March 31, 2008 and December 31, 2007. The Bank recorded charge-offs of $68,000 during the three months ended March 31, 2008. The Bank did not have any charge-offs or recoveries during the three months ended March 31, 2007. At March 31, 2008 and December 31, 2007, the Bank had $31.6 million and $27.3 million of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $0.3 million for the three months ended March 31, 2008 and 2007. At March 31, 2008 and December 31, 2007, the Bank’s other assets included $6.3 million and $5.6 million of real estate owned.
The Bank’s management of credit risk in the MPF program involves several layers of legal loss protection that are defined in agreements among the Bank and its participating members. Though the nature of these layers of loss protection differs slightly among the MPF products we offer, each product contains similar credit risk structures. For conventional loans, the credit risk structure contains the following layers of loss protections in order of priority:
•	Homeowner equity.

•	Primary Mortgage Insurance for all loans with home owner equity of less than 20 percent of the original purchase price or appraised value.

•	First Loss Account (FLA) established by the Bank. FLA is a memorandum account for tracking losses and such losses are either recoverable from future payments of performance based credit enhancement fees to the member or absorbed by the Bank. The Bank records credit enhancement fees paid to members as a reduction to mortgage loan interest income. Credit enhancement fees totaled $4.9 million and $5.3 million for the three months ended March 31, 2008 and 2007.

•	Credit enhancements provided by participating members.

•	Losses greater than credit enhancements provided by members are the responsibility of the Bank.

Note 7—Derivatives and Hedging Activities
The Bank may enter into interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, and futures and forward contracts (collectively, derivatives) to manage its exposure to changes in interest rates. See the Bank’s annual report on Form 10-K for additional information regarding the Bank’s derivative and hedging activities.
The Bank recorded the following net gain (loss) on derivatives and hedging activities in other income for the three month period ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net loss related to fair value hedge ineffectiveness	$(2,691)	$(1,174)
Net loss related to economic hedges and embedded derivatives	(10,039)	(214)

Net loss on derivatives and hedging activities	$(12,730)	$(1,388)

The following table categorizes the notional amount and the estimated fair value of derivatives, excluding accrued interest, by derivative instrument and type of accounting treatment at March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008		December 31, 2007
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$31,221,186	$(285,499)	$31,225,432	$(183,819)
Economic	1,287,779	(1,972)	1,410,000	(2,015)
Interest rate swaptions
Economic	2,850,000	206	6,500,000	973
Interest rate caps and floors
Economic	6,700,000	252	1,700,000	679
Forward settlement agreements
Economic	101,500	(933)	22,500	(28)
Mortgage delivery commitments
Economic	103,384	320	23,425	68

Total notional and fair value	$42,263,849	$(287,626)	$40,881,357	$(184,142)

Total derivatives, excluding accrued interest		(287,626)		(184,142)
Accrued interest		128,116		137,791
Net cash collateral		(77,475)		(31,433)

Net derivative balance		$(236,985)		$(77,784)

Net derivative assets		43,849		60,468
Net derivative liabilities		(280,834)		(138,252)

Net derivative balance		$(236,985)		$(77,784)

At March 31, 2008 and December 31, 2007 the Bank did not have any embedded derivatives that required bifurcation.
At March 31, 2008 and December 31, 2007, the Bank’s maximum credit risk related to derivative counterparties, as defined above, was $136.7 million and $91.9 million. These totals include $74.8 million and $76.4 million of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash of $92.9 million and $31.4 million as collateral at March 31, 2008 and December 31, 2007.
Note 8—Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. Bonds are issued to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Discount notes are issued to raise short-term funds of one year or less. These discount notes sell at less than their face amount and are redeemed at par value when they mature. See the Bank’s annual report on Form 10-K for additional information regarding consolidated obligations.
The par amounts of the outstanding consolidated obligations of the 12 FHLBanks were approximately $1,220.4 billion and $1,189.6 billion at March 31, 2008 and December 31, 2007.

Bonds. The following table shows the Bank’s participation in bonds outstanding at March 31, 2008 and December 31, 2007 by year of contractual maturity (dollars in thousands):

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %

Due in one year or less	$4,836,900	4.04	$6,437,800	4.19
Due after one year through two years	5,770,500	4.44	5,628,300	4.66
Due after two years through three years	3,726,550	4.21	4,328,950	4.71
Due after three years through four years	2,727,800	4.88	2,754,300	4.99
Due after four years through five years	2,418,750	4.39	2,017,950	4.74
Thereafter	9,599,400	5.13	10,587,200	5.17
Index amortizing notes	2,607,642	5.12	2,667,322	5.12

Total par value	31,687,542	4.65	34,421,822	4.80

Premiums	54,951		48,398
Discounts	(41,641)		(37,650)
Hedging fair value adjustments
Cumulative fair value loss	536,880		226,071
Basis adjustments from terminated hedges	(72,257)		(94,415)

Total	$32,165,475		$34,564,226

The following table shows the Bank’s total bonds outstanding at March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31,	December 31,
	2008	2007
Par amount of consolidated bonds
Noncallable or nonputable	$27,521,242	$26,044,522
Callable	4,166,300	8,377,300

Total par value	$31,687,542	$34,421,822

Interest Rate Payment Terms. The following table shows bonds by interest rate payment type at March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31,	December 31,
	2008	2007
Par amount of consolidated bonds:
Fixed rate	$30,142,542	$33,967,822
Simple variable rate	1,500,000	265,000
Step-up	—	50,000
Range bonds	45,000	139,000

Total par value	$31,687,542	$34,421,822

Discount Notes. Discount notes are issued to raise short-term funds and have original maturities up to 365/366 days. These notes are issued at less than their face amount and redeemed at par value when they mature.
The Bank’s participation in discount notes was as follows at March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate %	Amount	Rate %
Par value	$32,421,126	2.01	$21,544,125	4.10
Discounts	(56,758)		(43,179)
Hedging Fair Value Adjustments cumulative fair value loss	883		—

Total	$32,365,251		$21,500,946

Note 9—Capital
The Bank must maintain at all times permanent capital in an amount at least equal to the sum of its credit, market, and operations risk capital requirements, calculated in accordance with Bank policy and rules and regulations of the Finance Board. Only permanent capital, defined by the Finance Board as Class B stock and retained earnings, satisfies this risk based capital requirement. Regulatory capital, as defined by the Finance Board, includes mandatorily redeemable capital stock and excludes accumulated other comprehensive income. The Bank is also required to maintain at least a four percent total capital-to-asset ratio.

The following table shows the Bank’s compliance with the Finance Board’s capital requirements at March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008		December 31, 2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Total capital-to-asset ratio	4.00%	4.88%	4.00%	5.14%
Total regulatory capital	$2,803,275	$3,421,488	$2,429,424	$3,124,633
Mandatorily Redeemable Capital Stock. At March 31, 2008 and December 31, 2007 the Bank had $42.8 million and $46.0 million in capital stock subject to mandatory redemption with payment subject to a five year waiting period from the date of transfer. These amounts have been classified as “mandatorily redeemable capital stock” in the Statements of Condition.
The following table summarizes the Bank’s activity related to mandatorily redeemable capital stock for the three months ended March 31, 2008 and for the year ended December 31, 2007 (dollars in thousands).

	March 31,	December 31,
	2008	2007
Balance, beginning of year	$46,039	$64,852
Mandatorily redeemable stock issued	45	13,468
Capital stock subject to mandatory redemption reclassified from equity	845	6,326
Capital stock previously subject to mandatory redemption reclassified to equity	—	(24,112)
Redemption of mandatorily redeemable capital stock	(4,177)	(14,495)

Balance, end of period	$42,752	$46,039

Note 10—Segment Information
The Bank has identified two primary operating segments based on its method of internal reporting: Member Finance and Mortgage Finance. The products and services provided reflect the manner in which financial information is evaluated by management.
The Member Finance segment includes products such as advances, investments, which includes certain Housing Finance Authority (HFA) investments, and their related funding. Income from the Member Finance segment is derived primarily from the difference, or spread, between the yield on advances and investments and the borrowing and hedging costs related to those assets.
The Mortgage Finance segment includes mortgage loans acquired through the MPF program, MBS, certain HFA investments, and their related funding. Income from the Mortgage Finance segment is derived primarily from the difference, or spread, between the yield on mortgage loans, MBS, and HFA investments and the borrowing and hedging costs related to those assets.

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
The following shows the Bank’s financial performance by operating segment for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Member	Mortgage
	Finance	Finance	Total
Three months ended March 31, 2008
Adjusted net interest income	$46,685	$17,670	$64,355
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$46,685	$17,670	$64,355

Average assets for the period	$42,967,574	$17,625,230	$60,592,804
Total assets at period end	$51,612,105	$18,469,778	$70,081,883

Three months ended March 31, 2007
Adjusted net interest income	$32,006	$6,228	$38,234
Reversal of provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$32,006	$6,228	$38,234

Average assets for the period	$27,470,461	$15,857,199	$43,327,660
Total assets at period end	$27,078,394	$15,640,195	$42,718,589

The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. Net interest income does not include these amounts in the statements of income for financial reporting purposes. Interest income and interest expense associated with economic hedges are recorded in other income in “Net gain on derivatives and hedging activities” on the statements of income. The following table reconciles the Bank’s financial performance by operating segment to the Bank’s total income before assessments for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007

Adjusted net interest income after mortgage loan credit loss provision	$64,355	$38,234
Adjustments for net interest expense on economic hedges	342	9

Net interest income after mortgage loan credit loss provision	64,697	38,243

Other (loss) income	(11,576)	212
Other expenses	10,437	10,079

Income before assessments	$42,684	$28,376

Note 11—Estimated Fair Values
Estimated fair values are determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2008 and December 31, 2007. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair value summary tables on pages 25 and 26 do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

As discussed in Note 2, “Recently Issued Accounting Standards and Interpretations,” the Bank adopted SFAS 157 and SFAS 159 on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances.
The Bank records available-for-sale investments, derivative assets, and derivative liabilities at fair value in the statement of condition in accordance with SFAS 157. Fair value is a market-based measurement and defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the assets or liability, and market participants with whom the entity would transact in that market.
Effective January 1, 2008, with the adoption of SFAS 157, the Bank was required to change its valuation methodology for interest-bearing deposits and term Federal funds sold. The estimated fair value is determined by calculating the present value of the expected future cash flows for instruments with more than three months to maturity. Interest-bearing deposit’s estimated fair value is determined based on each security’s quoted price excluding accrued interest as of the last business day of the quarter. Term Federal funds sold are discounted at comparable current market rates. The estimated fair value approximates the recorded book balance of interest-bearing deposits and term Federal funds sold with three months or less to maturity. For further details on the Bank’s valuation techniques see “Note 19 — Estimated Fair Values” in the Bank’s annual report on Form 10-K filed on March 14, 2008.
SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. In addition, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. Upon adoption and at March 31, 2008, the Bank made no elections, under SFAS 159, to record specific financial assets and liabilities at fair value.

The carrying values and estimated fair values of the Bank’s financial instruments at March 31, 2008 were as follows (dollars in thousands):
FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value
Assets
Cash and due from banks	$21,705	$—	$21,705
Interest-bearing deposits	126	—	126
Federal funds sold	3,615,000	—	3,615,000
Available-for-sale securities	4,460,954	—	4,460,954
Held-to-maturity securities	4,000,853	1,868	4,002,721
Advances	47,092,228	152,813	47,245,041
Mortgage loans held for portfolio, net	10,706,516	52,433	10,758,949
Accrued interest receivable	111,319	—	111,319
Derivative assets	43,849	—	43,849

Liabilities
Deposits	(1,217,980)	80	(1,217,900)

Consolidated obligations
Discount notes	(32,365,251)	(1,795)	(32,367,046)
Bonds	(32,165,475)	(724,820)	(32,890,295)

Consolidated obligations, net	(64,530,726)	(726,615)	(65,257,341)

Mandatorily redeemable capital stock	(42,752)	—	(42,752)
Accrued interest payable	(309,948)	—	(309,948)
Derivative liabilities	(280,834)	—	(280,834)

Other
Standby letters of credit	(896)	—	(896)
Commitments to extend credit for mortgage loans	(775)	(8)	(783)

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2007 were as follows (dollars in thousands):
FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value
Assets
Cash and due from banks	$58,675	$—	$58,675
Interest-bearing deposits	100,136	—	100,136
Federal funds sold	1,805,000	—	1,805,000
Available-for-sale securities	3,433,640	—	3,433,640
Held-to-maturity securities	3,905,017	(4,302)	3,900,715
Advances	40,411,688	121,866	40,533,554
Mortgage loans held for portfolio, net	10,801,695	(130,595)	10,671,100
Accrued interest receivable	129,758	—	129,758
Derivative assets	60,468	—	60,468

Liabilities
Deposits	(862,513)	4	(862,509)
Securities sold under agreements to repurchase	(200,000)	(347)	(200,347)

Consolidated obligations
Discount notes	(21,500,946)	767	(21,500,179)
Bonds	(34,564,226)	(450,582)	(35,014,808)

Consolidated obligations, net	(56,065,172)	(449,815)	(56,514,987)

Mandatorily redeemable capital stock	(46,039)	—	(46,039)
Accrued interest payable	(300,907)	—	(300,907)
Derivative liabilities	(138,252)	—	(138,252)

Other
Standby letters of credit	(765)	—	(765)

SFAS 157 established a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is and defines the level of disclosure. The following outlines the application of the fair value hierarchy established by SFAS 157 to the Banks’ financial assets and financial liabilities that are carried at fair value in the statement of condition.
Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The types of assets and liabilities carried at Level 1 fair value include certain derivative contracts such as forward settlement agreements that are highly liquid and actively traded in over-the-counter markets.
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The types of assets and liabilities carried at Level 2 fair value include the Bank’s investment securities such as commercial paper, state or local housing agency obligations, and MBS, including U.S. government agency and private-label MBS, and certain derivative contracts.
Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs supported by little or no market activity or by the entity’s own assumptions. The Bank does not currently have any assets and liabilities carried at Level 3 fair value.
The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value is first determined based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based information available to the Bank as inputs to the models. Described below is the Banks’ fair value measurement methodologies for assets and liabilities carried in the statements of condition at fair value.
Available-for-Sale Investment Securities. The estimated fair value is determined based on each security’s quoted price excluding accrued interest as of the last business day of the period. When quoted prices are not available, the estimated fair value is determined by calculating the present value of expected future cash flows and reducing the amount for accrued interest receivable.
Derivative Assets and Liabilities. The Bank bases the estimated fair values of derivatives with similar terms on available market prices including accrued interest receivable and payable. The estimated fair value is based on the LIBOR swap curve and forward rates at period end and, for agreements containing options, the market’s expectations of future interest rate volatility implied from current market prices of similar options. The estimated fair values use standard valuation techniques for derivatives, such as discounted cash-flow analysis and comparisons to similar instruments. The fair values are netted with cash collateral by counterparty where such legal right of offset exists. If these amounts are positive, they are classified as an asset and if negative, a liability.

The following tables present for each SFAS 157 hierarchy level, the FHLBanks’ assets and liabilities that are measured at fair value on its Statements of Condition at March 31, 2008 (in thousands):

	Fair Value Measurements at March 31, 2008 Using:
					Netting
	Total	Level 1	Level 2	Level 3	Adjustment[1]
Assets
Available-for-sale investments	$4,460,954	$—	$4,460,954	$—	$—
Derivative assets	43,849	179	639,218	—	(595,548)

Total assets at fair value	$4,504,803	$179	$5,100,172	$—	$(595,548)

Liabilities
Derivative liabilities	$(280,834)	$(1,112)	$(797,795)	$—	$518,073

Total liabilities at fair value	$(280,834)	$(1,112)	$(797,795)	$—	$518,073

[1]	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Net cash collateral plus accrued interest totaled $77,475 at March 31, 2008.
For instruments carried at fair value in the statement of condition, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities.
Note 12—Commitments and Contingencies
As described in Note 8, the 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon by the Finance Board to repay all or part of such obligations, as determined or approved by the Finance Board. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank. The par amounts of the outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $1,156.3 billion and $1,133.7 billion at March 31, 2008 and December 31, 2007.

Advances that had traded but not settled at March 31, 2008 and December 31, 2007 were $24.0 million and $0.0 million. Advance commitments are fully collateralized throughout the life of the agreements. Standby letters of credit are executed with members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $1.8 billion at March 31, 2008, and had original terms between five days and thirteen years with a final expiration in 2020. Outstanding standby letters of credit were $1.8 billion at December 31, 2007, and had original terms between nine days and thirteen years with a final expiration in 2020. Unearned fees are recorded in other liabilities and amount to $0.9 million and $0.8 million at March 31, 2008 and December 31, 2007. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on standby letters of credit.
Commitments that unconditionally obligate the Bank to fund/purchase mortgage loans from members in the MPF program totaled $103.4 million and $23.4 million at March 31, 2008 and December 31, 2007. Commitments are generally for periods not to exceed forty-five business days. Commitments that obligate the Bank to purchase closed mortgage loans from its members are considered derivatives under SFAS 149, and their estimated fair value at March 31, 2008 and December 31, 2007 is reported in Note 7 as mortgage delivery commitments.
For managing the inherent credit risk in the MPF program, participating members receive base and performance based credit enhancement fees from the Bank. When the Bank incurs losses for certain MPF products, it reduces available credit enhancement fee payments until the amount of the loss is recovered up to the limit of the first loss account (FLA). The FLA is an indicator of the potential losses for which the Bank may be liable (before the member’s credit enhancement is used to cover losses). The FLA amounted to $98.8 million and $96.8 million at March 31, 2008 and December 31, 2007.
The par value of discount notes that had traded but not settled at March 31, 2008 and December 31, 2007 were $89.2 million and $0.0 million. The Bank entered into $394.0 and $49.8 million par value traded but not settled bonds at March 31. 2008 and December 31, 2007.
The Bank entered into derivatives with a notional value of $2.2 billion and $0.5 billion that had traded but not settled at March 31, 2008 and December 31, 2007. The Bank generally executes derivatives with large highly rated banks and broker-dealers and enters into bilateral collateral agreements. The Bank had cash pledged as collateral to broker-dealers of $15.4 million and $0.0 million at March 31, 2008 and December 31, 2007 for derivatives. Cash pledged as collateral is netted with the derivative fair value and presented with derivative assets or liabilities in the statements of condition.
The Bank may be subject to legal proceedings that arise in the normal course of business. The Bank presently is not aware of any pending or threatened legal proceedings.
Notes 5, 6, 7, 8, and 10 discuss other commitments and contingencies.

Note 13—Activities with Stockholders and Housing Associates
Under the Bank’s capital plan, the only voting rights conferred upon the Bank’s members are for the election of directors. In accordance with the FHLBank Act and Finance Board regulations, members elect a majority of the Bank’s Board of Directors. The remaining directors are appointed by the Finance Board. Under statute and regulations, each elective directorship is designated to one of the five states in the Bank’s district and a member is entitled to vote for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. At March 31, 2008 and December 31, 2007, no member owned more than 10 percent of the voting interests of the Bank due to statutory limits on members’ voting rights as discussed above.
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

The following table shows transactions with members and their affiliates, former members and their affiliates, and housing associates at March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31,	December 31,
	2008	2007

Assets:
Federal funds sold	$890,000	$135,000
Investments	—	—
Advances	47,092,228	40,411,688
Accrued interest receivable	42,214	48,622
Derivative assets	384	9,608
Other assets	157	77

Total	$48,024,983	$40,604,995

Liabilities:
Deposits	$1,182,694	$845,127
Mandatorily redeemable capital stock	42,752	46,039
Accrued interest payable	706	779
Derivative liabilities	52,286	27,698
Other liabilities	896	765

Total	$1,279,334	$920,408

Notional amount of derivatives	$2,073,950	$2,912,091
Standby letters of credit	1,841,678	1,760,006
Transactions with Directors’ Financial Institutions. In the normal course of business, the Bank extends credit to its members whose directors and officers serve as its directors (Directors’ Financial Institutions). Finance Board regulations require that transactions with Directors’ Financial Institutions be subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. At March 31, 2008 and December 31, 2007, advances outstanding to the Bank Directors’ Financial Institutions aggregated $476.2 million and $207.1 million, representing 1.0 percent and 0.5 percent of the Bank’s total outstanding advances. There were $0.4 million and $0.5 million in mortgage loans originated by the Bank’s Directors’ Financial Institutions during the three months ended March 31, 2008 and 2007. At March 31, 2008 and December 31, 2007, capital stock outstanding to the Bank Directors’ Financial Institutions aggregated $27.1 million and $21.4 million, representing 0.9 percent and 0.8 percent of the Bank’s total outstanding capital stock. The Bank did not have any investment or derivative transactions with Directors’ Financial Institutions during the three months ended March 31, 2008 and 2007.

Business Concentrations. The Bank has business concentrations with stockholders whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding.
Capital Stock — The following tables present members and their affiliates holding 10 percent or more of outstanding capital stock (including stock classified as mandatorily redeemable) at March 31, 2008 and December 31, 2007 (shares in thousands):

			Shares at	Percent of
			March 31,	Total Capital
Name	City	State	2008	Stock
Wells Fargo Bank, N.A.	Sioux Falls	SD	6,875	22.5%
Superior Guaranty Insurance Company	Minneapolis	MN	4,369	14.3

			11,244	36.8%

			Shares at	Percent of
			December 31,	Total Capital
Name	City	State	2007	Stock
Wells Fargo Bank, N.A.	Sioux Falls	SD	5,129	18.6%
Superior Guaranty Insurance Company	Minneapolis	MN	4,474	16.2

			9,603	34.8%

In the normal course of business, the Bank invested in overnight Federal funds from Wells Fargo Bank, N.A. (Wells Fargo) during the three months ended March 31, 2008 and 2007.
Advances — The Bank had advances with Wells Fargo of $15.2 billion and $11.3 billion at March 31, 2008 and December 31, 2007 and advances with Superior Guaranty Insurance Company (Superior), an affiliate of Wells Fargo, of $1.3 billion at March 31, 2008 and December 31, 2007. The Bank made $46.2 billion and $0.0 billion of advances with Wells Fargo during the three months ended March 31, 2008 and 2007. The Bank made no advances to Superior during the three months ended March 31, 2008 and 2007.
Total interest income from Wells Fargo amounted to $70.7 million and $2.6 million for the three months ended March 31, 2008 and 2007. Total interest income from Superior amounted to $11.1 million and $6.7 million for the three months ended March 31, 2008 and 2007. The Bank held sufficient collateral to cover the members’ advances and expected to incur no credit losses as a result of them. The Bank did not receive any prepayment fees from Wells Fargo or Superior during the three months ended March 31, 2008 or year ended December 31, 2007.
Mortgage Loans — The Bank did not purchase mortgage loans from Superior during the three months ended March 31, 2008 and 2007. At March 31, 2008 and December 31, 2007, 81 and 83 percent of the Bank’s mortgage loans outstanding were purchased from Superior.

Other — The Bank has executed a lease for 20 years with an affiliate of Wells Fargo to acquire space in a building for the Bank’s headquarters that commenced on January 2, 2007. Future minimum rentals to the Wells Fargo affiliate are as follows (dollars in thousands).

Year	Amount

Due in one year or less	$869
Due after one year through two years	869
Due after two years through three years	869
Due after three years through four years	869
Due after four years through five years	869
Thereafter	12,819

Total	$17,164

Note 14—Activities with Other FHLBanks
The Bank purchased MPF Shared Funding Certificates from the FHLBank of Chicago. See Note 4 - Held to Maturity Securities at page 12 for balances at March 31, 2008 and 2007.
In addition, the Bank recorded service fee expense as an offset to other income due to its relationship with the FHLBank of Chicago in the MPF program. The Bank recorded $0.2 million in service fee expense to the FHLBank of Chicago for each of the three months ended March 31, 2008 and 2007 as a reduction of other income.

The FHLBank of Chicago pays the Bank a monthly participation fee based on the aggregate amount of outstanding loans purchased under the MPF program. The Bank recorded other income of $0.1 million for each of the three months ended March 31, 2008 and 2007.
The FHLBank of Chicago coordinates shared expenses for the twelve FHLBanks. Beginning with the first quarter of 2008, the Bank recorded a $10,000 processing fee for the shared expenses.
The Bank may sell or purchase unsecured overnight and term Federal funds at market interest rates to and from other FHLBanks. The Bank did not make any loans to other FHLBanks during the three months ended March 31, 2008 and 2007. The following table shows the borrowing activity from other FHLBanks during the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Beginning		Principal	Ending
Other FHLBank	Balance	Borrowings	Payment	Balance

March 31, 2008
Cincinnati	$—	$50,000	$(50,000)	$—

March 31, 2007
San Francisco	$—	$270,000	$(270,000)	$—

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our Management’s Discussion and Analysis and annual report on Form 10-K. The Bank’s Management’s Discussion and Analysis is designed to provide information that will help the reader develop a better understanding of the Bank’s financial statements, key financial statement changes from quarter to quarter, and the primary factors driving those changes, as well as how recently issued accounting principles affect the Bank’s financial statements. The Bank’s Management’s Discussion and Analysis is organized as follows:
Contents

Forward-Looking Information	36
Executive Overview	36
Conditions in Financial Markets	37
Selected Financial Data	38
Results of Operations	40
Net Income	40
Net Interest Income	40
Other Income	44
Hedging Activities	44
Statements of Condition	46
Financial Highlights	46
Advances	46
Mortgage Loans	49
Investments	50
Consolidated Obligations	51
Deposits	52
Capital	52
Derivatives	53
Liquidity and Capital Resources	55
Critical Accounting Policies and Estimates	61
Legislative and Regulatory Developments	62
Risk Management	63

Forward-looking Information
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
There can be no assurance that unanticipated risks will not materially and adversely affect our results of operations. For a description of some of the risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements see “Risk Factors” in the annual report on Form 10-K. You are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made as of the date of this report. We undertake no obligation to update or revise any forward-looking statement.
Executive Overview
The Bank is a cooperatively owned government-sponsored enterprise (GSE) serving shareholder members in a five-state region (Iowa, Minnesota, Missouri, North Dakota, and South Dakota). The Bank’s mission is to serve as a reliable and stable source of liquidity for our members to support housing finance, including affordable housing and economic development. Our member institutions include commercial banks, savings institutions, credit unions, and insurance companies. We fulfill our mission by providing liquidity to our members in the form of advances and by purchasing mortgage loans from them.
The credit and liquidity crisis that began in the latter half of 2007 continued to drive advances to record levels at March 31, 2008. Advances increased $6.7 billion from $40.4 billion at December 31, 2007 to $47.1 billion at March 31, 2008. Funding for the increased advances was made primarily through the issuance of short-term discount notes, which resulted in an increase to our consolidated obligations of $8.4 billion from $56.1 billion at December 31, 2007 to $64.5 billion at March 31, 2008. The Bank also continued to take advantage of mortgage-backed securities (MBS) pricing and purchased $1.2 billion MBS during the first three months of 2008. These activities contributed to the Bank’s increased net income of $31.4 million for the three months ended March 31, 2008 over the same period in 2007. See additional discussion in “Results of Operations for the Three Months Ended March 31, 2008 and 2007” at page 40.

Conditions in the Financial Markets
Three Months Ended March 31, 2008 and 2007 and December 31, 2007
Financial Market Conditions
During the three months ended March 31, 2008, average short-term rates declined over 100 basis points while longer-term rates declined less causing a steepening of the yield curve. The following table shows information on key average market interest rates for the three months ended March 31, 2008 and 2007 and key market interest rates at December 31, 2007:

	First Quarter	First Quarter
	2008	2007	December 31,
	3-Month	3-Month	2007
	Average	Average	Ending Rate

Fed effective[1]	3.17%	5.26%	3.06%
Three-month LIBOR[1]	3.29	5.36	4.70
10-year U.S. Treasury[1]	3.65	4.68	4.03
30-year residential mortgage note [2]	5.87	6.21	6.17

[1]	Source is Bloomberg.

[2]	Average calculated using The Mortgage Bankers Association Weekly Application Survey; December 31, 2007 ending rates are from the last week in 2007.
During the three months ended March 31, 2008 general economic and financial market volatility had a positive impact on the Bank’s net interest income through their influence on (1) our advance, investment, and MPF originations; (2) the Bank’s short-term funding costs and spreads; and (3) earnings on invested capital from March 31, 2007.
Significant credit and financial market volatility during the first quarter of 2008 led to an increase in advance volumes and net interest spreads. The subprime mortgage loan market concerns led to a significant liquidity crisis for many lenders, including certain members of the Bank. Because of market turbulence, the Bank’s advance prices were more attractive to members and the Bank experienced a large increase in its advances balance as a result. The market’s “flight-to-quality” caused the Bank’s cost of short-term debt (discount notes) to remain at historic levels relative to the London Interbank Offered Rate (LIBOR) during the three months ended March 31, 2008.

Agency Spreads
Developments in the market environment increased the Bank’s longer-term cost of funds during the three months ended March 31, 2008. Although agency spreads to LIBOR increased on the shorter maturities during the first quarter of 2008 in comparison to the first quarter of 2007, they decreased on longer maturities during the quarter due to overall market credit and liquidity concerns and resulting market volatility. This resulted in cheaper short-term funding and more expensive long-term funding for the Bank.

	First Quarter	First Quarter
	2008	2007	December 31,
	3-Month	3-Month	2007
	Average	Average	Ending Rate
FHLB spreads to LIBOR
(basis points)[1]
3-month	(44.2)	(14.8)	(47.8)
2-year	(7.3)	(13.7)	(14.5)
5-year	5.1	(14.2)	(9.0)
10-year	14.9	(13.7)	2.2

[1]	Source is Office of Finance.
Mortgage Market Conditions
Agency MBS became extremely attractive during the first quarter of 2008 as measured by LIBOR option-adjusted spread (LOAS). Liquidations of high quality non-subprime investments coupled with investor balance sheet constraints related to credit and liquidity concerns caused spreads and thus the earnings potential on these MBS investments to increase.
Selected Financial Data
The following selected financial data should be read in conjunction with the financial statements and condensed notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report, and our annual report on Form 10-K filed on March 14, 2008. The financial position data at March 31, 2008 and results of operations data for the three months ended March 31, 2008 were derived from the unaudited financial statements and condensed notes thereto included in this report. The financial position data at December 31, 2007 was derived from the audited financial statements and notes not included in this report.

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods and is in conformity with accounting principles generally accepted in the United States (U.S.) of America (GAAP). The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be achieved for the full year.

	March 31,	December 31,
Statements of Condition	2008	2007
(Dollars in millions)
Short-term investments[1]	$4,300	$2,330
Mortgage-backed securities	7,701	6,837
Other investments	76	77
Advances	47,092	40,412
Mortgage loans, net	10,707	10,802
Total assets	70,082	60,736
Securities sold under agreements to repurchase	—	200
Consolidated obligations[2]	64,531	56,065
Mandatorily redeemable capital stock	43	46
Affordable Housing Program	42	43
Payable to REFCORP	8	6
Total liabilities	66,825	57,683
Capital stock — Class B putable	3,012	2,717
Retained earnings	367	361
Capital-to-asset ratio[3]	4.65%	5.03%

	Three months ended March 31,
Operating Results and Performance Ratios	2008	2007
(Dollars in millions)
Interest income	$626.8	$562.3
Interest expense	562.1	524.1
Net interest income	64.7	38.2
Provision for credit losses on mortgage loans	—	—
Net interest income after mortgage loan credit loss provision	64.7	38.2
Other (loss) income[4]	(11.6)	0.2
Other expense	10.4	10.0
Total assessments[5]	11.3	8.1
Net income	31.4	20.3

Return on average assets	0.21%	0.19%
Return on average capital stock	4.72	4.31%
Return on average total capital	4.19	3.64
Net interest margin	0.43	0.36
Operating expenses to average assets[6]	0.06	0.09
Annualized dividend rate	4.50	4.25
Cash dividends declared and paid	$25.7	$20.1

[1]	Short-term investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, commercial paper, and GSE obligations. Short-term investments have terms less than one year.

[2]	The par amount of the outstanding consolidated obligations for all 12 Federal Home Loan Banks (FHLBanks) was $1,220.4 billion and $1,189.6 billion at March 31, 2008 and December 31, 2007.

[3]	Capital-to-asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at the end of the period.

[4]	Other income includes change in fair value of derivatives.

[5]	Total assessments include: Affordable Housing Program and Resolution Funding Corporation (REFCORP).

[6]	Operating expenses to average assets ratio is salaries and benefits plus operating expenses as a percentage of average total assets.

Results of Operations for the Three Months Ended March 31, 2008 and 2007
Net Income
Net income increased $11.1 million or 55 percent to $31.4 million during the three months ended March 31, 2008 when compared to the same period in 2007. Net income increased due to increased net interest income, which was partially offset by increased losses on derivatives and hedging activities. See further discussion of changes in net interest income in the “net interest income” section following. For additional discussion of changes in net losses on derivatives and hedging activities see the “hedging activities” section at page 44.
Net Interest Income
Net interest income is the primary performance measure of the Bank’s ongoing operations. Fluctuations in average asset, liability, and capital balances, and the related yields and costs are the primary causes of changes in our net interest income. Net interest income is managed within the context of tradeoff between market risk and return. Due to our cooperative business model and modest risk profile our profitability tends to be relatively low compared to other financial institutions and more consistent with short-term market interest rates.

The following tables present average balances and rates of major interest rate sensitive asset and liability categories for the three months ended March 31, 2008 and 2007. The tables also present the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities and the net interest margin between yield on total assets and the cost of total liabilities and capital (dollars in millions).

	For the Three Months Ended March 31, 2008			For the Three Months Ended March 31, 2007
			Interest			Interest
	Average		Income/	Average		Income/
	Balance [1]	Yield/Cost	Expense	Balance [1]	Yield/Cost	Expense
Interest-earning assets
Interest-bearing deposits	$55	4.61%	$0.6	$9	5.33%	$0.1
Securities purchased under agreements to resell	—	—%	—	305	5.36%	4.0
Federal funds sold	2,648	3.36%	22.1	2,994	5.32%	39.2
Short-term investments[2]	489	3.31%	4.0	2,042	5.37%	27.1
Mortgage-backed securities[2]	6,831	4.51%	76.6	4,225	5.37%	56.0
Other investments[2]	80	6.05%	1.2	13	4.39%	0.1
Advances[3]	39,447	3.96%	388.0	21,845	5.39%	290.6
Mortgage loans[4]	10,758	5.02%	134.3	11,642	5.06%	145.2

Total interest-earning assets	60,308	4.18%	626.8	43,075	5.29%	562.3
Noninterest-earning assets	285	—	—	253	—	—

Total assets	$60,593	4.16%	$626.8	$43,328	5.26%	$562.3

Interest-bearing liabilities
Deposits	$1,308	2.71%	$8.8	$1,116	5.10%	$14.0
Consolidated obligations
Discount notes	21,267	3.05%	161.2	5,259	5.24%	68.0
Bonds	34,189	4.59%	389.8	33,552	5.25%	434.1
Other interest-bearing liabilities	184	5.16%	2.3	562	5.79%	8.0

Total interest-bearing liabilities	56,948	3.97%	562.1	40,489	5.25%	524.1
Noninterest-bearing liabilities	632	—	—	577	—	—

Total liabilities	57,580	3.93%	562.1	41,066	5.18%	524.1
Capital	3,013	—	—	2,262	—	—

Total liabilities and capital	$60,593	3.73%	$562.1	$43,328	4.90%	$524.1

Net interest income and spread		0.21%	$64.7		0.04%	$38.2

Net interest margin		0.43%			0.36%

Average interest-earning assets to interest-bearing liabilities		105.90%			106.39%

Composition of net interest income
Asset-liability spread		0.23%	$35.3		0.08%	$9.3
Earnings on capital		3.93%	29.4		5.18%	28.9

Net interest income			$64.7			$38.2

[1]	Average balances do not reflect the affect of reclassifications due to FIN 39-1.

[2]	The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[3]	Advance interest income includes advance prepayment fee income of $0.6 million and $0.1 million for the three months ended March 31, 2008 and 2007.

[4]	Nonperforming loans are included in average balances used to determine average rate.

Average assets increased to $60.6 billion during the three months ended March 31, 2008 compared with $43.3 billion for the same period in 2007. The increase was primarily attributable to increased average short-term advances and investments, partially offset by decreased average mortgage loans and Federal funds sold. The continuing liquidity crisis that began in 2007 has led to higher levels of short-term advances to our members. Additionally, the Bank continued to take advantage of MBS pricing by purchasing $1.2 billion MBS during the first three months of 2008.
Average liabilities increased to $57.6 billion for the three months ended March 31, 2008 from $41.1 billion for the same period in 2007. The increase was due to increased average consolidated obligation discount notes. Average consolidated obligations fluctuate depending on the Bank’s asset balances and funding needs.
Average capital increased $750.5 million for the three months ended March 31, 2008 compared to the same period in 2007. The increase was primarily due to an increase in capital stock requirements to support member activities related to increased advances.
Our net interest income is affected by changes in the dollar volumes of our interest-earning assets and interest-bearing liabilities and changes in the average rates of those assets and liabilities. The following table presents the changes in interest income and interest expense between the three months ended March 31, 2008 and 2007. Changes that cannot be attributed to either rate or volume have been allocated to the rate and volume variances based on relative size (dollars in millions).

	Variance For the Three Months Ended
	March 31, 2008 vs. March 31, 2007
			Total
	Total Increase		Increase
	(Decrease) Due to		(Decrease)
	Volume	Rate
Interest income
Interest-bearing deposits	$0.5	$—	$0.5
Securities purchased under agreements to resell	(4.0)	—	(4.0)
Federal funds sold	(4.1)	(13.0)	(17.1)
Short-term investments	(15.3)	(7.8)	(23.1)
Mortgage-backed securities	30.7	(10.1)	20.6
Other investments	1.0	0.1	1.1
Advances	190.2	(92.8)	97.4
Mortgage loans	(9.9)	(1.0)	(10.9)

Total interest income	189.1	(124.6)	64.5

Interest expense
Deposits	2.2	(7.4)	(5.2)
Consolidated obligations
Discount notes	132.3	(39.1)	93.2
Bonds	8.6	(52.9)	(44.3)
Other interest-bearing liabilities	(4.9)	(0.8)	(5.7)

Total interest expense	138.2	(100.2)	38.0

Net interest income	$50.9	$(24.4)	$26.5

The two components of the Bank’s net interest income are earnings from our asset-liability spread and earnings on capital. See further discussion in “Asset-liability Spread” below and “Earnings on Capital” at page 43.

The yield on total interest-earning assets and cost of interest-bearing liabilities are impacted by our use of derivatives to adjust the interest rate sensitivity of assets and liabilities. For the net effect of the Bank’s hedging activities by product to net income see “Hedging Activities” at page 44.
Asset-liability Spread
This spread equals the yield on total assets minus the cost of total liabilities. Asset-liability spread income increased $26.0 million for the three months ended March 31, 2008 compared with the same period in 2007. The increase was due to the following reasons:
•	The bank continued to experience record levels of advance borrowings from our members in response to the market liquidity crisis that began in the latter half of 2007.

•	Decreased costs on the Bank’s liabilities primarily driven by favorable discount note pricing.

•	The decreasing interest rate environment during the first quarter of 2008 led the Bank to exercise its option to call higher costing debt that was replaced by lower costing discount notes.

•	During the first quarter of 2008, the Bank purchased high quality agency MBS at attractive spreads to LIBOR thereby increasing the earnings potential from these MBS investments.
Earnings on Capital
We invest our capital to generate earnings, generally for the same repricing maturity as the assets being supported. Earnings on capital increased $0.5 million during the three months ended March 31, 2008 compared with the same period in 2007 primarily due to increased average capital balances. Average capital increased $750.5 million during the three months ended March 31, 2008 compared with the same period in 2007 primarily due to an increase in capital stock requirements to support member activities related to advances as well as an increase in retained earnings.

Other Income
The following table presents the components of other income for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended
	March 31,
	2008	2007

Service fees	$0.6	$0.6
Net realized gain on held-to-maturity securities	—	0.5
Net loss on derivatives and hedging activities	(12.7)	(1.4)
Other, net	0.5	0.5

Total other (loss) income	$(11.6)	$0.2

Other income can be volatile from period to period depending on the type of financial activity reported. Net loss on derivatives and hedging activities was the main driver of the increased loss included in other (loss) income. This amount is highly dependent on changes in interest rates as well as volume of activities. See further discussion below.
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

The following tables categorize the net effect of hedging activities on net income by product for the three months ended March 31, 2008 and 2007 (dollars in millions). The table excludes the interest component on derivatives as this amount will be offset by the interest component on the hedged item. Because the purpose of the hedging activity is to protect net interest income against changes in interest rates, the absolute increase or decrease of interest income from interest-earning assets or interest expense from interest-bearing liabilities is not as important as the relationship of the hedging activities to overall net income.

	Three Months Ended March 31, 2008
Net effect of		Mortgage	Consolidated	Balance
Hedging Activities	Advances	Assets	Obligations	Sheet	Total

Amortization/accretion	$(0.3)	$(0.5)	$(1.0)	$—	$(1.8)

Net realized and unrealized gains (losses) on derivatives and hedging activities	0.4	—	(3.1)	—	(2.7)
Losses — Economic Hedges	(2.3)	—	(0.4)	(7.3)	(10.0)

Reported in Other Income	(1.9)	—	(3.5)	(7.3)	(12.7)

Total	$(2.2)	$(0.5)	$(4.5)	$(7.3)	$(14.5)

	Three Months Ended March 31, 2007
Net effect of		Mortgage	Consolidated	Balance
Hedging Activities	Advances	Assets	Obligations	Sheet	Total

Amortization/accretion	$0.1	$(0.5)	$(8.6)	$—	$(9.0)

Net realized and unrealized gains (losses) on derivatives and hedging activities	0.2	—	(1.4)	—	(1.2)
Losses — Economic Hedges	—	—	—	(0.2)	(0.2)

Reported in Other Income	0.2	—	(1.4)	(0.2)	(1.4)

Total	$0.3	$(0.5)	$(10.0)	$(0.2)	$(10.4)

Amortization/accretion. The effect of hedging on amortization and accretion varies from period to period depending on the Bank’s activities, such as terminating certain advance and consolidated obligation hedge relationships to manage our risk profile and the amount of upfront fees received or paid on derivative transactions. Consolidated obligation amortization/accretion expense decreased for the three months ended March 31, 2008 compared with the same period in 2007 primarily due to increased consolidated obligation terminations resulting in increased income from swap fee amortization, partially offset by increased expense from basis adjustment amortization.

Net realized and unrealized gains (losses) on derivatives and hedging activities. Hedge ineffectiveness occurs when changes in fair value of the derivative and the related hedged item do not perfectly offset each other. Hedge ineffectiveness losses during the three months ended March 31, 2008 and 2007 were primarily due to consolidated obligation hedge relationships. Hedge ineffectiveness is driven by changes in the benchmark interest rate and volatility. As the benchmark interest rate changes and the magnitude of that change intensifies, so will the impact on the Bank’s net realized and unrealized gains and losses on derivatives and hedging activities. Additionally, volatility in the marketplace may intensify this impact.
Gains (losses) — Economic Hedges. During the three months ended March 31, 2008, economic hedges were primarily used to manage interest rate and prepayment risks in our balance sheet. Economic hedges do not qualify for hedge accounting and as a result the Bank records a gain or loss on the derivative instrument without recording the corresponding loss or gain on the hedged item. In addition, the interest accruals on the hedging instrument are recorded as a component of other income instead of a component of net interest income. Losses on economic hedges increased $9.8 million during the three months ended March 31, 2008 when compared with the same period in 2007 primarily due to the following:
•	Losses on balance sheet economic hedges due to the Bank’s increased usage of caps and swaptions and increased volatility in the market.

•	Losses on economic hedges of the Bank’s advances due to decreased interest rates.

•	Losses on economic hedges of the Bank’s consolidated obligations due to the loss of hedge accounting on certain hedges of discount notes in the first quarter of 2008.
Statements of Condition at March 31, 2008 and December 31, 2007
Financial Highlights
The Bank’s total assets increased to $70.1 billion at March 31, 2008 from $60.7 billion at December 31, 2007. Total liabilities increased to $66.8 billion at March 31, 2008 from $57.7 billion at December 31, 2007. Total capital increased to $3.3 billion at March 31, 2008 from $3.1 billion at December 31, 2007. See further discussion of changes in the Bank’s financial condition in the respective sections that follow.
Advances
At March 31, 2008, advances totaled $47.1 billion or a 17 percent increase from $40.4 billion at December 31, 2007. The Bank continued to experience record levels of advance borrowings from our members in response to the market liquidity crisis that began in the latter half of 2007. Of the increase, $3.8 billion was in shorter-term maturities and $2.5 billion in longer-term advances. During the first three months of 2008, our advances continued to be a competitive alternative for our members and our efficient access to the capital markets allowed us to provide our membership with a stable, low cost source of funding. See additional discussion regarding our collateral requirements in the “Advances” section on page 67.

Members are required to purchase and maintain activity-based capital stock to support outstanding advances. Changes in advances are accompanied by changes in capital stock, unless the member already owns excess activity-based stock. At December 31, 2007 and March 31, 2008, advance activity-based stock as a percentage of the advance portfolio was 4.45 percent.
The composition of our advances based on remaining term to scheduled maturity at March 31, 2008 and December 31, 2007 was as follows (dollars in millions):

	March 31, 2008		December 31, 2007
		Percent of		Percent of
	Amount	Total	Amount	Total
Simple fixed rate advances
Overdrawn demand deposit accounts	$2	—%	$—	—%
One month or less	17,993	38.9	14,737	36.8
Over one month through one year	3,154	6.8	3,793	9.5
Greater than one year	9,132	19.7	7,907	19.8

	30,281	65.4	26,437	66.1
Simple variable rate advances
One month or less	52	0.1	23	0.0
Over one month through one year	170	0.4	126	0.3
Greater than one year	3,434	7.4	3,433	8.6

	3,656	7.9	3,582	8.9

Callable advances
Fixed rate	242	0.5	235	0.6
Variable rate	2,497	5.4	1,033	2.6
Putable advances
Fixed rate	8,076	17.5	7,249	18.1
Community investment advances
Fixed rate	1,037	2.3	1,021	2.5
Variable rate	104	0.2	104	0.2
Callable — fixed rate	55	0.1	61	0.2
Putable — fixed rate	336	0.7	300	0.8

Total par value	46,284	100.0%	40,022	100.0%

Hedging fair value adjustments
Cumulative fair value gain	802		383
Basis adjustments from terminated hedges	6		7

Total advances	$47,092		$40,412

Cumulative fair value gains increased $419 million at March 31, 2008 when compared to December 31, 2007. Substantially all of the cumulative fair value gains on advances are offset by the net estimated fair value losses on the related derivative contracts. See additional discussion regarding our derivative contracts in the “Derivatives” section on page 53.

The following tables show advance balances for our five largest member advance borrowers at March 31, 2008 and December 31, 2007 (dollars in millions):

			March 31,	Percent of
			2008	Total
Name	City	State	Advances[1]	Advances

Wells Fargo Bank, N.A.	Sioux Falls	SD	$15,225	32.9%
ING USA Annuity and Life Insurance Company	Des Moines	IA	3,035	6.6
TCF National Bank	Wayzata	MN	2,275	4.9
Aviva Life and Annuity Company	Des Moines	IA	2,201	4.8
Transamerica Occidental Life Insurance Company	Cedar Rapids	IA	1,800	3.9

			24,536	53.1

Housing associates			3	—
All others			21,745	46.9

Total advances (at par value)			$46,284	100.0%

			December 31,
			2007	Percent of Total
Name	City	State	Advances[1]	Advances

Wells Fargo Bank, N.A.	Sioux Falls	SD	$11,300	28.2%
ING USA Annuity and Life Insurance Company	Des Moines	IA	2,884	7.2
TCF National Bank	Wayzata	MN	2,375	5.9
Transamerica Occidental Life Insurance Company	Cedar Rapids	IA	2,225	5.6
Aviva Life and Annuity Company	Des Moines	IA	1,863	4.7

			20,647	51.6

Housing associates			3	—
All others			19,372	48.4

Total advances (at par value)			$40,022	100.0%

[1]	Amounts represent par value before considering unamortized commitment fees, premiums and discounts, and hedging fair value adjustments.

Mortgage Loans
The following table shows information at March 31, 2008 and December 31, 2007 on mortgage loans held for portfolio (dollars in millions):

	March 31,	December 31,
	2008	2007
Single family mortgages
Fixed rate conventional loans
Contractual maturity less than or equal to 15 years	$2,538	$2,567
Contractual maturity greater than 15 years	7,711	7,762

Subtotal	10,249	10,329

Fixed rate government-insured loans
Contractual maturity less than or equal to 15 years	2	3
Contractual maturity greater than 15 years	446	458

Subtotal	448	461

Total par value	10,697	10,790

Premiums	94	97
Discounts	(90)	(93)
Basis adjustments from mortgage loan commitments	6	8
Allowance for credit losses	—	—

Total mortgage loans held for portfolio, net	$10,707	$10,802

Mortgage loans decreased approximately $0.1 billion during the first quarter of 2008 as we purchased $0.2 billion of loans through the MPF program and received principal repayments of $0.3 billion for the three months ended March 31, 2008. While mortgage loans have continued to decrease, the rate of decline has lessened compared to the first quarter of 2007, as origination volume has increased. The annualized weighted average pay-down rate for mortgage loans for the three months ended March 31, 2008 was approximately 12 percent compared with 11 percent for same period in 2007. Decreasing interest rates have led borrowers to refinance. Additionally, Community Financial Institutions (CFIs), which represent the majority of our participating financial instituitions (PFIs), have become a primary source for home financing due to the exit of a large number of mortgage brokers as well as the increasingly limited options available for financing in the second market.
Mortgage loans acquired from members were historically concentrated with Superior Guaranty Insurance Corporation (Superior), a Wells Fargo Bank, N.A. (Wells Fargo) affiliate. At March 31, 2008 and December 31, 2007 we held mortgage loans acquired from Superior amounting to $8.7 billion and $8.9 billion, respectively. At March 31, 2008 and December 31, 2007 these loans represented 81 and 83 percent of total mortgage loans at par value. The Bank did not purchase any mortgage loans from Superior during the three months ended March 31, 2008 and 2007.

Investments
The following table shows the book value of investments at March 31, 2008 and December 31, 2007 (dollars in millions):

	March 31, 2008		December 31, 2007
		Percent of		Percent of
	Amount	Total	Amount	Total
Short-term investments
Interest-bearing deposits	$—	—%	$100	1.0%
Federal funds sold	3,615	29.9	1,805	19.5
Commercial paper	430	3.6	200	2.2
Government-sponsored enterprise obligations	249	2.1	219	2.4
Other	6	—	6	0.1

	4,300	35.6	2,330	25.2
Mortgage-backed securities
Government-sponsored enterprises	7,544	62.5	6,672	72.2
U.S. government agency-guaranteed	61	0.5	64	0.7
MPF shared funding	52	0.4	53	0.6
Other	44	0.4	48	0.5

	7,701	63.8	6,837	74.0

State or local housing agency obligations	73	0.6	74	0.8
Other	3	—	3	—

Total investments	$12,077	100.0%	$9,244	100.0%

Investments as a percent of total assets		17.2%		15.2%

Investment balances increased $2.8 billion or 30.6 percent at March 31, 2008 compared with December 31, 2007. The increase was primarily due to additional purchases of high quality GSE MBS as interest spreads on GSE MBS were attractive due to market conditions.
The Bank has reviewed its available-for-sale and held-to-maturity investments and has determined that all unrealized losses are due to the current market environment. The Bank determined all unrealized losses are the result of the current interest rate environment and are temporary, based in part on the creditworthiness of the issuers as well as the underlying collateral, if applicable. The Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses and does not consider the investments to be other-than-temporarily impaired at March 31, 2008. For further discussion of our credit risks associated with MBS securities see “Mortgage Assets” on page 68.

Consolidated Obligations
Consolidated obligations, which include discount notes and bonds, are the primary source of funds to support our advances, mortgage loans, and investments. We make significant use of derivatives to restructure interest rates on consolidated obligations to better match our funding needs and reduce funding costs. This generally means converting fixed rates to variable rates. At March 31, 2008, the book value of the consolidated obligations issued on the Bank’s behalf totaled $64.5 billion compared with $56.1 billion at December 31, 2007.
Discount Notes-The following table shows the Bank’s participation in discount notes, all of which are due within one year, at March 31, 2008 and December 31, 2007 (dollars in millions):

	March 31,	December 31,
	2008	2007

Par value	$32,421	$21,544
Discounts	(57)	(43)
Hedging fair value adjustments
Cumulative fair value loss	1	—

Total discount notes	$32,365	$21,501

The increase in discount notes was due to increased funding needs resulting from short-term advance activity and MBS purchases.
Bonds—The following table shows the Bank’s participation in bonds based on remaining term to maturity at March 31, 2008 and December 31, 2007 (dollars in millions):

	March 31,	December 31,
Year of Maturity	2008	2007
Due in one year or less	$4,837	6,438
Due after one year through two years	5,770	5,628
Due after two years through three years	3,726	4,329
Due after three years through four years	2,728	2,754
Due after four years through five years	2,419	2,018
Thereafter	9,599	10,588
Index amortizing notes	2,608	2,667

Total par value	31,687	34,422

Premiums	55	48
Discounts	(42)	(38)
Hedging fair value adjustments
Cumulative fair value loss	537	226
Basis adjustments from terminated hedges	(72)	(94)

Total bonds	$32,165	$34,564

The decrease in total bonds was a result of the Bank calling higher costing bonds and replacing those bonds with lower costing discount notes.
Deposits
The following table shows our deposits by product type at March 31, 2008 and December 31, 2007 (dollars in millions):

	March 31, 2008		December 31, 2007
		Percent of		Percent of
	Amount	Total	Amount	Total
Interest-bearing
Overnight	$742	60.9%	$649	75.2%
Demand	197	16.2	153	17.7
Term	238	19.5	40	4.7

Total interest-bearing	1,177	96.6	842	97.6

Noninterest-bearing	41	3.4	21	2.4

Total deposits	$1,218	100.0%	$863	100.0%

The level of deposits will vary based on member alternatives for short-term investments.
Capital
At March 31, 2008 and December 31, 2007, total capital (including capital stock, retained earnings, and accumulated other comprehensive income) was $3.3 billion and $3.1 billion, respectively. The increase was primarily due to an increase in capital stock requirements to support member activities related to advances as well as an increase in retained earnings.

Derivatives
The notional amount of derivatives reflects the volume of our hedges, but it does not measure the credit exposure of the Bank because there is no principal at risk. The following table categorizes the notional amount of our derivatives at March 31, 2008 and December 31, 2007 (dollars in millions):

	March 31,	December 31,
	2008	2007
Notional amount of derivatives
Interest rate swaps
Noncancelable	$19,953	$18,555
Cancelable by counterparty	12,526	14,070
Cancelable by the Bank	30	10

	32,509	32,635

Interest rate swaptions	2,850	6,500
Interest rate caps	6,700	1,700
Forward settlement agreements	102	23
Mortgage delivery commitments	103	23

Total notional amount	$42,264	$40,881

The Bank purchased additional MBS with caps and thereby increased interest rate risk in the balance sheet profile. Therefore, the Bank hedged this risk through the purchase of interest rate caps, which increased by $5.0 billion from December 31, 2007. Additionally, due to changes in the Bank’s balance sheet risk profile and the level of interest rates, interest rate swaptions decreased $3.7 billion at March 31, 2008 when compared with December 31, 2007.
We record derivatives on the Statement of Condition at fair value. Under a master netting arrangement, we net the fair market values and accrued interest of the derivative instruments with cash collateral and related accrued interest by counterparty. We classify positive counterparty balances as derivative assets and negative counterparty balances as derivative liabilities. Derivative assets represent our maximum credit risk to counterparties, and derivative liabilities represent the exposures of counterparties to us. Except for economic hedging relationships, all of the net estimated fair value gains and losses on our derivative contracts are offset by net hedging fair value adjustment losses and gains or other book value adjustments on the related hedged items.

The following table categorizes the notional amount and the estimated fair value of derivative financial instruments, excluding accrued interest, by product and type of accounting treatment. The category fair value represents hedges that qualify for fair value hedge accounting. The category economic represents hedge strategies that do not qualify for hedge accounting. Amounts at March 31, 2008 and December 31, 2007 were as follows (dollars in millions):

	March 31, 2008		December 31, 2007
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Advances
Fair value	$16,332	$(809)	$14,611	$(391)
Economic	500	(3)	500	—
Mortgage Assets
Forward settlement agreements
Economic	102	(1)	23	—
Mortgage delivery commitments
Economic	103	—	23	—
Consolidated obligations
Bonds
Fair value	14,325	523	17,524	206
Economic	25	—	—	—
Discount Notes
Fair value	564	1	—	—
Economic	763	1	—	—
Balance Sheet
Economic	9,550	—	8,200	1

Total notional and fair value	$42,264	$(288)	$40,881	$(184)

Total derivatives, excluding accrued interest		(288)		(184)
Accrued interest		128		138
Net cash collateral		(77)		(32)

Net derivative balance		$(237)		$(78)

Net derivative assets		44		60
Net derivative liabilities		(281)		(138)

Net derivative balance		$(237)		$(78)

The change in notional and fair value of the Bank’s derivative instruments was primarily driven by the increase in fair value hedges on advances and balance sheet economic hedges. The increase in fair value hedges on advances is related to the growth in advances from our members. The increase in balance sheet economic hedges is due to an increase in interest rate caps partially offset by a decrease in interest rate swaptions previously discussed.

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
Liquidity
The Bank’s primary source of liquidity is proceeds from the issuance of consolidated obligations in the capital markets. Because of the FHLBanks’ credit quality, efficiency, and standing in the markets, the FHLBanks have historically had ready access to funding.
During the three months ended March 31, 2008, we received proceeds from the issuance of discount notes of $336.1 billion and bonds of $4.9 billion. During the three months ended March 31, 2007, we received proceeds from the issuance of discount notes of $141.3 billion and bonds of $2.7 billion. Discount note issuances increased $194.8 billion during the first quarter of 2008 when compared to the same period in 2007 due to record levels of advance borrowings, primarily short-term, from our members in response to the market liquidity crisis that began in the second half of 2007. Additionally, due to the declining interest rate environment during the first quarter of 2008, the Bank exercised its right to redeem callable bonds with higher interest rates. The Bank funded the increased advance volume and replaced the debt redemptions through the issuance of discount notes. Finally, during the first quarter of 2008, the Bank increased its leverage through the purchase of MBS, which were primarily funded with discount note issuances.
Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The par amounts of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $1,156.3 billion and $1,133.7 billion at March 31, 2008 and December 31, 2007.
Consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AAA/A-1+ by Standard & Poor’s (S&P). These ratings measure the likelihood of timely payment of principal and interest on the consolidated obligations. Our ability to raise funds in the capital markets as well as our cost of borrowing can be affected by these credit ratings. In April 2008, S&P revised its outlook on the Bank’s individual rating to AAA/Stable/A-1+ from AAA/negative/A-1+ and Moody’s released a credit opinion confirming our current Aaa/P-1 rating, which reflects the performance of the Bank.

Other sources of liquidity include cash, earnings on investments and Federal funds purchased, payments collected on advances and mortgage loans, proceeds from the issuance of capital stock, member deposits, securities sold under agreements to repurchase, and current period earnings. Additionally, in the event of significant market disruptions or local disasters, the Bank President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve if funds are made available to the FHLBanks during a time of crisis. To provide further access to funding, the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act) authorizes the Secretary of the Treasury to purchase consolidated obligations from all FHLBanks up to an aggregate principal amount of $4.0 billion. This type of funding was not accessed during the three months ended March 31, 2008 or all of 2007.
We had cash and short-term investments with a book value of $4.3 billion at March 31, 2008 compared with $2.4 billion at December 31, 2007. We manage the level of cash and short-term investments according to changes in other asset classes and levels of capital. Additionally, we adjust cash and short-term investments to maintain our target asset-to-capital (leverage) ratio and to manage excess funds.
Our primary use of liquidity is the repayment of consolidated obligations. Other uses of liquidity include issuance of advances, purchase of mortgage loans and investments, repayment of member deposits, redemption or repurchase of capital stock, and payment of dividends.
Liquidity Requirements
Regulatory Requirements-Finance Board regulations mandate three liquidity requirements. First, contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five business days of inability to access the consolidated obligation debt markets. The following table shows our sources of contingent liquidity to support operations for five business days compared to our liquidity needs at March 31, 2008 and December 31, 2007 (dollars in billions):

	March 31,	December 31,
	2008	2007

Unencumbered marketable assets maturing within one year	$4.3	$2.2
Advances maturing in seven days or less	8.5	7.5
Unencumbered assets available for repurchase agreement borrowings	7.7	6.8

Total	$20.5	$16.5

Liquidity needs for five business days	$13.8	$10.5

Second, Finance Board regulations require us to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this regulation at March 31, 2008 and December 31, 2007 (dollars in billions):

	March 31,	December 31,
	2008	2007
Advances with maturities not exceeding five years	$35.4	$31.4
Deposits in banks or trust companies	—	0.1

Total	$35.4	$31.5

Deposits[1]	$1.3	$0.9

[1]	Amount does not reflect the effect of reclassifications due to FIN 39-1.
Third, Finance Board regulations require us to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in the total consolidated obligations outstanding. The following table shows our compliance with this regulation at March 31, 2008 and December 31, 2007 (dollars in billions):

	March 31,	December 31,
	2008	2007

Total qualifying assets	$70.0	$60.6
Less: pledged assets	—	0.2

Total qualifying assets free of lien or pledge	$70.0	$60.4

Consolidated obligations outstanding	$64.5	$56.1

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
The following table shows our contingent liquidity requirement at March 31, 2008 and December 31, 2007 (dollars in billions):

	March 31,	December 31,
	2008	2007

Contingent liquidity requirement	$(6.0)	$(3.7)
Available assets	7.3	5.9

Excess contingent liquidity	$1.3	$2.2

The Bank was in compliance with its contingent liquidity policy at March 31, 2008.
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

For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock plus retained earnings and excludes accumulated other comprehensive income. The following table shows the Bank’s compliance with the Finance Board’s capital requirements at March 31, 2008 and December 31, 2007 (dollars in millions):

	March 31, 2008		December 31, 2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$574	$3,421	$578	$3,124
Total capital-to-asset ratio	4.00%	4.88%	4.00%	5.14%
Total regulatory capital	$2,803	$3,421	$2,429	$3,124
Leverage ratio	5.00%	7.32%	5.00%	7.71%
Leverage capital	$3,504	$5,132	$3,036	$4,687
The decrease in the regulatory capital-to-asset ratio from 5.14 percent at December 31, 2007 to 4.88 percent at March 31, 2008, was primarily due to the increase in our assets at March 31, 2008. Although the ratio declined, it exceeds the regulatory requirement and we do not expect it to decline below that requirement. The Bank’s regulatory capital-to-asset ratio at March 31, 2008 and December 31, 2007 would have been 4.78 percent and 5.00 percent if all excess capital stock had been repurchased.
Capital Stock
We had 30.1 million shares of capital stock outstanding at March 31, 2008 compared with 27.2 million shares outstanding at December 31, 2007. We issued 13.3 million shares to members and repurchased 10.4 million shares from members during the three months ended March 31, 2008. Approximately 82 percent and 86 percent of our capital stock outstanding at March 31, 2008 and December 31, 2007 was activity-based stock that fluctuates primarily with the outstanding balances of advances made to members and mortgage loans purchased from members.
The Bank’s capital stock balances categorized by type of financial services company, as well as capital stock held by former members, are noted in the following table at March 31, 2008 and December 31, 2007 (dollars in millions):

	March 31,	December 31,
Institutional Entity	2008	2007

Commercial Banks	$1,828	$1,556
Insurance Companies	931	925
Savings and Loan Associations and Savings Banks	174	160
Credit Unions	80	76
Former Members	42	46

Total regulatory capital stock	$3,055	$2,763

Our members are required to maintain a certain minimum capital stock investment in the Bank. The minimum investment requirements are designed so that we remain adequately capitalized as member activity changes. To ensure we remain adequately capitalized within ranges established in the capital plan, these requirements may be adjusted upward or downward by the Bank’s Board of Directors. At March 31, 2008 and December 31, 2007, approximately 92 and 89 percent of our total capital was capital stock.
Members are required to purchase and maintain activity-based capital stock to support outstanding mortgage loans and advances. Changes in mortgage loan and advance balances are accompanied by changes in capital stock, unless the member already owns excess activity-based stock. Beginning July 1, 2003, we required members to maintain activity-based capital stock amounting to 4.45 percent of outstanding advances and mortgage loans. Advances and mortgage loans acquired before July 1, 2003 were subject to the capital requirements specified in the contracts in effect at the time the assets were purchased.
Stock owned by members in excess of their minimum investment requirements is known as excess stock. The Bank’s excess capital stock, including amounts classified as mandatorily redeemable capital stock, were $75.0 million and $95.1 million at March 31, 2008 and December 31, 2007.
Mandatorily Redeemable Capital Stock
Although the mandatorily redeemable capital stock is not included in capital for financial reporting purposes, the Finance Board requires that such outstanding stock be considered capital for determining compliance with regulatory requirements.
At March 31, 2008, we had $42.8 million in capital stock subject to mandatory redemption from 43 members and former members. At December 31, 2007, we had $46.0 million in capital stock subject to mandatory redemption from 40 members and former members. This amount has been classified as mandatorily redeemable capital stock in the statements of condition in accordance with Statement of Financial Account Standards (SFAS) 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The following table shows the amount of capital stock subject to mandatory redemption by the time period in which we anticipate redeeming the capital stock based on our practices at March 31, 2008 and December 31, 2007 (dollars in millions):

	March 31,	December 31,
Year of Redemption	2008	2007

Due in one year or less	$14	$14
Due after one year through two years	14	16
Due after two years through three years	8	9
Due after three years through four years	2	2
Due after four years through five years	4	4
Thereafter	1	1

Total	$43	$46

A majority of the capital stock subject to mandatory redemption at March 31, 2008 and December 31, 2007 was due to voluntary termination of membership as a result of a merger or consolidation into a nonmember or into a member of another FHLBank. The remainder of mandatorily redeemable capital stock was due to members requesting partial repurchases of excess stock. These partial repurchases amounted to $0.3 million and $0.4 million at March 31, 2008 and December 31, 2007.
Dividends
We paid cash dividends of $25.7 million during the three months ended March 31, 2008 compared to $20.1 million during the same period of 2007. The annualized dividend rate paid during the three months ended March 31, 2008 was 4.50 percent compared with 4.25 percent paid during the same period in 2007. The increase was driven by the Bank’s financial performance during the dividend period. The fourth quarter 2007 dividend paid during first quarter of 2008 was driven by higher-than-expected asset balances and wider spreads on earning assets due to market conditions. This absolute dividend level may not be sustainable long-term if interest rates remain at or decline from current levels and/or if the Bank’s assets shrink and spreads narrow as market conditions stabilize. The dividend level is also a function of the desired level of retained earnings.
Critical Accounting Policies and Estimates
Fair Values
The Bank carries certain assets and liabilities on the Statement of Condition at fair value, including investments classified as available-for-sale and derivatives. The Bank adopted SFAS 157, Fair Value Measurements (SFAS 157), on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes fair value hierarchy based on the inputs used to measure fair value and requires additional disclosures for instruments carried at fair value on the Statement of Condition. SFAS 157 defines “fair value” as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, or an exit price.
Fair values play an important role in the valuation of certain of the assets, liabilities, and hedging transactions of the Bank. Fair values are based on quoted market prices or market-based prices, if such prices are available. If quoted market prices or market-based prices are not available, fair values are determined based on valuation models that use either:
•	discounted cash flows, using market estimates of interest rates and volatility; or
•	dealer prices; or
•	prices of similar instruments.

Pricing models and their underlying assumptions are based on the best estimates of the Bank with respect to:
•	discount rates;
•	prepayments;
•	market volatility; and
•	other factors.
These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, may result in materially different fair values.
The Bank categorizes our financial instruments carried at fair value into a three-level classification in accordance with SFAS 157. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank’s market assumptions. The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. For a discussion of our fair value measurement techniques, see our annual report on Form 10-K filed on March 14, 2008.
For further discussion regarding how the Bank measures financial assets and liabilities at fair value, see Note 11, Estimated Fair Values, to the financial statements.
Legislative and Regulatory Developments
Finance Board’s Temporary Increase on Purchase of MBS
On March 24, 2008, the Finance Board passed a resolution authorizing the FHLBanks to increase their purchases of agency MBS, effective immediately. Pursuant to the resolution, the limit on the FHLBank’s MBS investment authority would increase from 300 percent of capital to 600 percent of capital for two years. The resolution requires an FHLBank to notify the Finance Board prior to its first acquisition under the expanded authority and include in its notification a description of the risk management principles underlying its purchase. The expanded authority is limited to Fannie Mae and Freddie Mac securities. The securities purchased under the increased authority must be backed by mortgages that were originated after January 1, 2008 and are consistent with Federal bank regulatory guidance on nontraditional and subprime mortgage lending. The actual increase will depend on portfolio management decisions made by the Bank and is subject to the Bank meeting capital adequacy and other safety and soundness standards. The Board approved a strategy for the Bank to potentially increase its investments in additional agency MBS in accordance with the Finance Board resolution. The Bank intends to provide notification of its strategy to the Finance Board prior to exercising the expanded investment authority.

Proposed Affordable Housing Program Regulation Amendment
On April 16, 2008, the Finance Board published a proposed rule that would temporarily add authority for FHLBanks to use their AHP direct set-aside subsidy to establish a program targeted to refinancing or restructuring existing nontraditional mortgage loans held by members of their affiliates. The proposed rule is subject to a 60-day comment period, and the final rule, if any, approved by the Finance Board may be different from the proposed rule.
Proposal to Treat Municipal Bonds Guaranteed by FHLBanks as Tax-Exempt Bonds
On April 9, 2008, the House of Representatives’ Ways and Means Committee approved a board housing tax bill that included a provision to temporarily allow municipal, industrial, and other private activity bonds that are guaranteed by standby letters of credit by the FHLBanks to be eligible for treatment as tax-exempt bonds regardless of whether the bonds are used to finance housing programs. Currently, municipal bonds that are guaranteed by the FHLBanks cannot qualify as tax-exempt bonds unless the bonds are used to finance housing programs. The House is expected to consider this legislation as part of a broader housing bill in May. The Senate is also expected to consider similar housing legislation in the near future, though it is unclear whether such legislation will include a similar FHLBank provision as in the House version. Ultimately, given the uncertain nature of the legislative process, it is not possible to predict the chances of this legislation being enacted.
Proposed Changes to GSE Regulation
On May 22, 2007, the House of Representatives passed H.R. 1427, the Federal Housing Finance Reform Act of 2007 (HR 1427). HR 1427 would, among other things, establish a new regulator for the housing GSEs. The Senate Banking Committee has not held a hearing or passed GSE reform legislation at this time.
It is impossible to predict whether the Senate will approve the above legislation and whether any such change in regulatory structure will be signed into law. Further, it is impossible to predict when any such change would go into effect if it were to be enacted and what effect the legislation would ultimately have on the Finance Board or the FHLBanks.
Risk Management
We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, and business risk. Our primary objective is to manage assets, liabilities, and derivative exposures in ways that protect the par redemption value of capital stock from risks, including fluctuations in market interest rates and spreads. The Bank’s risk management strategies and limits decrease volatility in earnings. We periodically evaluate these strategies and limits in order to respond to changes in the Bank’s financial position and general market conditions. This periodic evaluation may continue to result in changes to the Bank’s risk management policies and/or risk measures.
The Bank’s Board of Directors determined that the Bank should operate under a risk management philosophy of maintaining an AAA rating. An AAA rating provides the Bank with ready access to funds in the capital markets. In line with the above objective, the Financial Risk Management Policy (FRMP) establishes risk measures, with limits consistent with the maintenance of an AAA rating, to monitor the Bank’s liquidity risk, market risk, and capital adequacy. The following is a list of the risk measures in place at March 31, 2008:

Market Risk:	Mortgage Portfolio Market Value
Market Value of Capital Stock
Liquidity Risk:	Contingent Liquidity
Capital Adequacy:	Economic Capital Ratio

The Bank’s Board of Directors approved an amended FRMP that became effective May 1, 2008. The amended FRMP will provide the Bank with the ability to continue a robust risk management practice allowing for flexibility to make rational decisions in stressed interest rate environments. The amended FRMP has fewer policy limits as the policy limits have been replaced with management action triggers (MATs). The MATs require the Bank to closely monitor and measure the risks inherent in the Bank’s balance sheet but provide more flexibility to react prudently. Market Value of Capital Stock (MVCS) remains in the amended FRMP as the Bank’s key risk measure with associated policy limits.
The policy limits for MVCS will be 5 percent and 10 percent declines from base case in the up and down 100 and 200 basis point parallel interest rate shift scenarios, respectively. Any breach of policy limits requires an immediate action to bring the exposure back within policy limits, as well as a report to the Board of Directors. Measures outside MATs will be analyzed to determine the source of the issue, and if necessary, action will be taken immediately. The Chief Risk Officer will review the MATs analysis and approve any course of action as well as report the occurrence to the Risk Management Committee of the Board.
Market Risk/Capital Adequacy
We define market risk as the risk that net interest income or MVCS will change as a result of changes in market conditions such as interest rates, spreads, and volatilities. Interest rate risk was the predominant type of market risk exposure throughout the three months ended March 31, 2008 and throughout 2007. Our FRMP is designed to provide an asset and liability management framework to respond to changes in market conditions while minimizing balance sheet stress and income volatility. Bank management and the Board of Directors routinely review both the policy limits and the actual exposures to verify the interest rate risk in our balance sheet remains at prudent and reasonable levels.
The goal of the Bank’s interest rate risk management strategy is to manage interest rate risk by setting and operating within an appropriate framework and limits. The Bank’s general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities and hedges, which, taken together, limit the Bank’s expected exposure to market/interest rate risk. Management regularly monitors the Bank’s sensitivity to interest rate changes by monitoring its market risk measures in parallel and non-parallel interest rate shifts. Interest rate exposure is managed by the use of appropriate funding instruments and by employing hedging strategies. Hedging may occur for a single transaction or group of transactions as well as for the overall portfolio. The Bank’s hedge positions are evaluated regularly and are adjusted as deemed necessary by management. The Bank’s key market risk and capital adequacy measures are quantified in the following discussion.
Market Value of Capital Stock
MVCS, is defined by the Bank as the present value of assets minus the present value of liabilities plus the net present value of derivatives. See the “Net Market Value of Capital Stock” section in the Bank’s annual report on Form 10-K for additional information.

Our FRMP states that the MVCS should not be lower than the base case by more than $5 per share in the up and down 100 basis points parallel interest rate shift scenarios and by more than $10 per share in the up and down 200 basis points parallel rate shift scenarios.
The following tables show our MVCS and the dollar per share change from base case, based on outstanding shares including shares classified as mandatorily redeemable, assuming instantaneous shifts in interest rates at each quarter-end during 2008 and 2007 (dollars in millions except dollars per share).

	Market Value of Capital Stock
	Down 200	Down 150	Down 100	Down 50	Base Case	Up 50	Up 100	Up 150	Up 200
2008
March	$2,377	$2,501	$2,618	$2,709	$2,748	$2,734	$2,675	$2,625	$2,568
2007
December	2,434	2,465	2,509	2,567	2,608	2,605	2,609	2,621	2,630
September	2,215	2,225	2,235	2,252	2,258	2,246	2,222	2,188	2,148
June	1,936	1,976	1,978	1,982	1,984	1,979	1,966	1,947	1,922
March	1,807	1,898	1,956	1,990	1,992	1,969	1,933	1,890	1,842

	Dollar Per Share Change from Base Case
	Down 200	Down 150	Down 100	Down 50	Base Case	Up 50	Up 100	Up 150	Up 200
2008
March	$(12.13)	$(8.07)	$(4.25)	$(1.28)	$—	$(0.46)	$(2.39)	$(4.01)	$(5.90)
2007
December	$(6.30)	$(5.18)	$(3.59)	$(1.50)	$—	$(0.11)	$0.03	$0.47	$0.79
September	$(1.81)	$(1.41)	$(0.97)	$(0.24)	$—	$(0.49)	$(1.53)	$(2.95)	$(4.60)
June	$(2.40)	$(0.42)	$(0.32)	$(0.13)	$—	$(0.25)	$(0.90)	$(1.87)	$(3.09)
March	$(9.53)	$(4.84)	$(1.83)	$(0.10)	$—	$(1.17)	$(3.02)	$(5.26)	$(7.70)
The increase in MVCS at March 31, 2008 compared with December 31, 2007 was primarily attributable to an increase in capital stock requirements to support member activities related to advances. The increase was offset by increased OAS on our mortgage loans, and increased volatility in the market. To protect the MVCS from large interest rate swings, we use hedging transactions, such as entering into or canceling interest rate swaps on existing debt and altering the funding structures of new mortgage purchases.
At March 31, 2008 the Bank’s MVCS fell below the $10 loss threshold in the down 200 basis point rate shift scenario. However, in February 2008, management received a temporary suspension of all policy limits pertaining to the down 200 basis point rate shift scenario from the Board of Directors due to the low rate environment as defined by the Finance Board.

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
The following table shows the ECR assuming parallel interest rate shifts up and down 200 basis points in 100 basis point increments at each quarter-end during 2008 and 2007.

	Economic Capital Ratio
	Down 200	Down 100	Base Case	Up 100	Up 200
2008
March	3.36%	3.73%	3.95%	3.89%	3.78%
2007
December	3.94%	4.11%	4.31%	4.36%	4.45%
September	4.11%	4.20%	4.29%	4.28%	4.21%
June	4.05%	4.19%	4.26%	4.29%	4.26%
March	4.16%	4.54%	4.68%	4.62%	4.48%
During the three months ended March 31, 2008, the Bank increased its leverage ratio to 21.5 at March 31, 2008 from 19.9 at December 31, 2007. The increase in our leverage ratio had a negative impact on the Bank’s ECR, which was further exacerbated by market conditions such as an increase in mortgage OAS and market volatility. The overall effect led to a decrease in the ECR for the base case at March 31, 2008 when compared to December 31, 2007.
At March 31, 2008 the Bank’s ECR fell below the 4.00 percent threshold in all parallel interest rate shift scenarios. At December 31, 2007 the Bank’s ECR fell below the 4.00 percent threshold in the down 200 basis point rate shift. Upon implementation of the FRMP, effective June 1, 2007, the Bank expected to adhere to the limits established for the ECR. However, due to market conditions during the latter half of 2007 and anticipated increased member activities, management determined that strict compliance with the ECR limits would not be prudent and would deter the Bank from fulfilling mission related initiatives. Therefore, a waiver was requested and approved by the Bank’s Board of Directors. The waiver remained effective throughout the first quarter of 2008. The Bank continued to measure the ECR and relied on additional risk metrics to ensure the Bank’s risk profile was reasonable given the market conditions and member activity.

Liquidity Risk
See “Liquidity” beginning on page 55 for additional detail of our liquidity management.
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
We manage credit risk by securing borrowings with sufficient collateral acceptable to us, monitoring borrower creditworthiness through internal and independent third-party analysis, and performing collateral review and valuation procedures to verify the sufficiency of pledged collateral. We are required by law to make advances solely on a secured basis and have never experienced a credit loss on an advance since our inception. The Bank maintains policies and practices to monitor our exposure and take action where appropriate. In addition, the Bank has the ability to call for additional or substitute collateral during the life of a loan to protect its security interest.
We assign discounted values to collateral pledged to the Bank based on its relative risk. At March 31, 2008 and December 31, 2007, borrowers pledged $78 billion and $73 billion of collateral (net of applicable discount or margin factors) to support $48 billion and $42 billion of advances and other activities with the Bank. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate liquidity availability and to borrow in the future.
At March 31, 2008 and December 31, 2007, seven borrowers had outstanding advances greater than $1.0 billion. These advance holdings represented approximately 58 percent of the total par value of advances outstanding at March 31, 2008 and December 31, 2007. For further discussion on our largest borrowers of advances, see “Advances” on page 46.

The following table shows the dollar and percentage composition (net of applicable discount and margin factors) of collateral pledged to the Bank at March 31, 2008 and December 31, 2007 (dollars in billions):

	March 31,		December 31,
	2008		2007
Collateral Type	Dollars	Percent	Dollars	Percent

Residential mortgage loans	$31.0	39.8%	$29.1	39.9%
Other real estate related collateral	18.5	23.7	17.3	23.6
Investment securities/insured loans	27.3	35.1	25.8	35.2
Secured small business, small farm, and small agribusiness loans	1.1	1.4	1.0	1.3

Total collateral	$77.9	100.0%	$73.2	100.0%

In light of recent market conditions, the Bank recognizes the additional risk that may be inherent in its collateral. At March 31, 2008, the Bank does not believe we have material exposure to advance collateral.
Mortgage Assets
Mortgage asset credit risk is the risk that we will not receive timely payments of principal and interest due from mortgage borrowers because of borrower defaults. Credit risk on mortgage assets is affected by numerous characteristics, including loan type, down payment amount, borrower’s credit history, and other factors such as home price appreciation. We are exposed to mortgage asset credit risk through our participation in the MPF program and certain investment activities.
We offer a variety of MPF products to meet the differing needs of our members. The Bank allows participating members to select the products they want to use. These products include Original MPF, MPF 100, MPF 125, MPF Plus, and Original MPF Government. For additional discussion of our mortgage assets and MPF products, see “Mortgage Assets” in the Bank’s annual report on Form 10-K.

The following table presents our MPF portfolio by product type at March 31, 2008 and December 31, 2007 at par value (dollars in billions):

	March 31, 2008		December 31, 2007
Product Type	Dollars	Percent	Dollars	Percent

Original MPF	$0.2	1.9%	$0.2	1.9%
MPF 100	0.1	0.9	0.1	0.9
MPF 125	1.4	13.0	1.2	11.0
MPF Plus	8.5	78.7	8.8	80.7

Total conventional loans	10.2	94.5	10.3	94.5

Government-insured loans	0.5	4.6	0.5	4.6

Total mortgage loans	10.7	99.1	10.8	99.1

MPF Shared Funding recorded in investments	0.1	0.9	0.1	0.9

Total MPF related assets	$10.8	100.0%	$10.9	100.0%

The MPF Shared Funding Certificates included in the preceding table are mortgage-backed certificates created from conventional conforming mortgages using a senior/subordinated tranche structure. The Bank’s investment is recorded in held-to-maturity securities. The following table shows our Shared Funding Certificates and credit ratings at March 31, 2008 and December 31, 2007 (dollars in millions):

	March 31,	December 31,
Credit Rating	2008	2007

AAA	$49	$51
AA	3	2

Total MPF Shared Funding Certificates	$52	$53

We also manage the credit risk on our mortgage loan portfolio by monitoring portfolio performance and the creditworthiness of our participating members. All loans purchased by the Bank must comply with underwriting guidelines which follow standards generally required in the secondary mortgage market.

We monitor the delinquency levels of our mortgage loan portfolio on a monthly basis. A summary of our delinquencies at March 31, 2008 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total

30 days	$69	$15	$84
60 days	16	3	19
90 days	6	2	8
Greater than 90 days	1	1	2
Foreclosures and bankruptcies	41	4	45

Total delinquencies	$133	$25	$158

Total mortgage loans outstanding	$10,249	$448	$10,697

Delinquencies as a percent of total mortgage loans	1.3%	5.5%	1.5%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.4%	1.1%	0.4%

A summary of our delinquencies at December 31, 2007 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total

30 days	$83	$20	$103
60 days	20	4	24
90 days	6	2	8
Greater than 90 days	1	1	2
Foreclosures and bankruptcies	41	4	45

Total delinquencies	$151	$31	$182

Total mortgage loans outstanding	$10,330	$461	$10,791

Delinquencies as a percent of total mortgage loans	1.5%	6.8%	1.7%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.4%	1.1%	0.4%

For additional information related to delinquent mortgage loans, see “Mortgage Assets” in the Bank’s annual report on Form 10-K.

The allowance for credit losses was $0.2 million and $0.3 million at March 31, 2008 and December 31, 2007. The Bank recorded charge-offs of $68,000 and $19,000 during the three month period ended March 31, 2008 and December 31, 2007. The Bank did not have any recoveries during the three months ended March 31, 2008 and December 31, 2007. We increased our provision for credit losses by $69,000 for the three months ended December 31, 2007. As a result of our quarterly 2008 allowance for credit losses reviews, the Bank determined that an allowance for credit losses of $0.2 million was sufficient to cover projected losses in our MPF portfolio. Our charge-off activity has historically been small relative to the loan and allowance balances as our mortgage loan portfolio is a relatively new portfolio.
The Bank’s management of credit risk in the MPF program involves several layers of legal loss protection that are defined in agreements among the Bank and its participating members. Though the nature of these layers of loss protection differs slightly among the MPF products we offer, each product contains similar credit risk structures. For conventional loans, the credit risk structure contains the following layers of loss protections in order of priority:
•	Homeowner equity.
•	Primary Mortgage Insurance for all loans with home owner equity of less than 20 percent of the original purchase price or appraised value.
•	First Loss Account (FLA) established by the Bank. FLA is a memorandum account for tracking losses and such losses are either recoverable from future payments of performance based credit enhancement fees to the member or absorbed by the Bank.
•	Credit enhancements provided by participating members.
•	Losses greater than credit enhancements provided by members are the responsibility of the Bank.
At March 31, 2008 and December 31, 2007, the Bank had $31.6 million and $27.3 million of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $0.3 million for the three months ended March 31, 2008 and 2007. At March 31, 2008 and December 31, 2007, the Bank’s other assets included $6.3 million and $5.6 million of real estate owned.
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

As part of the mortgage portfolio, we also invest in MBS. Finance Board regulations allow us to invest in securities guaranteed by the U.S. government, government-sponsored housing enterprises, and other MBS that are rated Aaa by Moody’s, AAA by S&P, or AAA by Fitch on the purchase date. We are exposed to credit risk to the extent that these investments fail to perform adequately. We do ongoing analysis to evaluate the investments and creditworthiness of the issuers, trustees, and servicers for potential credit issues.
At March 31, 2008, we owned $7.7 billion of MBS, of which $7.6 billion were guaranteed by the U.S. government or issued by GSEs and $0.1 billion were private label securities backed by residential mortgage loans. At December 31, 2007, we owned $6.8 billion of MBS, of which $6.7 billion were guaranteed by the U.S. government or issued by GSEs and $0.1 billion were private label securities backed by residential mortgage loans. Our private label securities were all rated AA or better by a nationally recognized statistical rating organization (NRSRO) and were not backed by subprime loans or non traditional loans.
The Bank also invests in state housing finance agency bonds. At March 31, 2008 and December 31, 2007, we had $73.5 million and $74.0 million of state agency bonds rated AA or higher.
Investments
We maintain an investment portfolio to provide liquidity and promote asset diversification. Finance Board regulations and policies adopted by the Board of Directors limit the type of investments we may purchase.

The largest unsecured exposure to any single short-term counterparty excluding GSE was $430 million at March 31, 2008 and $250 million at December 31, 2007. The following tables show our unsecured credit exposure to investment counterparties (including accrued interest receivable) at March 31, 2008 and December 31, 2007 (dollars in millions):

	March 31, 2008
	Certificates of	Commercial	Overnight	Term	Other
Credit Rating[1]	Deposit	Paper	Federal Funds	Federal Funds	Obligations[2]	Total

AAA	$—	$—	$—	$—	$249	$249
AA	—	430	3,000	—	35	3,465
A	—	—	615	—	9	624

Total	$—	$430	$3,615	$—	$293	$4,338

	December 31, 2007
	Certificates of	Commercial	Overnight	Term	Other
Credit Rating[1]	Deposit	Paper	Federal Funds	Federal Funds	Obligations[2]	Total

AAA	$—	$—	$—	$—	$219	$219
AA	—	200	—	780	45	1,025
A	101	—	580	453	17	1,151

Total	$101	$200	$580	$1,233	$281	$2,395

[1]	Credit rating is the lowest of S&P, Moody’s, and Fitch ratings stated in terms of the S&P equivalent.

[2]	Other obligations represent obligations in GSE and derivatives.

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
The Bank manages this credit risk by spreading its transactions among many highly rated counterparties, by entering into collateral exchange agreements with counterparties that include minimum collateral thresholds, and by monitoring its exposure to each counterparty at least monthly. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities if credit risk exposures rise above the minimum thresholds.
Excluding mortgage delivery commitments that were fully collateralized, we had 28 and 26 active derivative counterparties at March 31, 2008 and December 31, 2007, most of which were large highly rated banks and broker-dealers. At March 31, 2008 and December 31, 2007, five counterparties represented approximately 60 percent and 55 percent, respectively, of the total notional amount of outstanding derivative transactions, and all five had a credit rating of A or better. At March 31, 2008, one counterparty with an AA credit rating, Deutsche Bank, represented $15.8 million or approximately 36.3 percent of our net derivatives exposure after collateral. At December 31, 2007, one counterparty with an AA credit rating, JP Morgan Chase Bank, N.A., represented $17.1 million or approximately 28 percent of our net derivatives exposure after collateral. In addition, we had mortgage delivery commitment derivatives with notional amounts of $103.4 million at March 31, 2008 compared with $23.4 million at December 31, 2007, which were fully collateralized. Participating members are assessed a fee for failing to fulfill their mortgage delivery commitments.

The following tables show our derivative counterparty credit exposure at March 31, 2008 and December 31, 2007, excluding mortgage delivery commitments and after applying netting agreements and collateral (dollars in millions):

	March 31, 2008
			Total	Value	Exposure
	Active	Notional	Exposure at	of Collateral	Net of
Credit Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	3	$860	$—	$—	$—
AA	21	35,262	79	45	34
A	3	5,758	57	48	9
BBB	1	281	—	—	—

Total	28	$42,161	$136	$93	$43

	December 31, 2007
			Total	Value	Exposure
	Active	Notional	Exposure at	of Collateral	Net of
Credit Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	3	$1,485	$—	$—	$—
AA	19	33,779	67	23	44
A	4	5,594	25	8	17

Total	26	$40,858	$92	$31	$61

[1]	Credit rating is the lower of the S&P, Moody’s, and Fitch ratings stated in terms of the S&P equivalent.

[2]	Notional amounts serve as a factor in determining periodic interest amounts to be received and paid and generally do not represent actual amounts to be exchanged or directly reflect our exposure to counterparty credit risk.

[3]	For each counterparty, this amount includes derivatives with a net positive market value including the related accrued interest receivable/payable (net).

[4]	Amount equals total exposure at fair value less value of collateral pledged as determined at the counterparty level.
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

Business Risk
We define business risk as the risk of an adverse impact on the Bank’s profitability resulting from external factors that may occur in both the short- and long-term. Business risk includes political, strategic, reputation, regulatory, and/or environmental factors, many of which are beyond our control. We control business risk through strategic and annual business planning and monitoring the Bank’s external environment.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Market Risk” beginning on page 64 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Bank’s executive management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted within the time periods specified in the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Bank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Bank’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Bank’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.
The Bank’s management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the President and Chief Executive Officer and Chief Financial Officer as of the end of the quarterly period covered by this report. Based on that evaluation, the Bank’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report.

Internal Control Over Financial Reporting
For the first quarter of 2008, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
Item 4T. Controls and Procedures
Not applicable.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently aware of any pending or threatened legal proceedings against the Bank that could have a material adverse effect on its financial condition, results of operations, or cash flows.
Item 1A. Risk Factors
The following information should be read in conjunction with the risk factors and related information previously disclosed in the Bank’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 14, 2008 for the year ended December 31, 2007.
We could be adversely affected by Credit rating downgrades to our mortgage insurance providers
The Bank’s MPF Program uses eight mortgage insurance companies to provide primary mortgage insurance or supplemental mortgage insurance under its various programs. The Bank closely monitors the financial condition of these mortgage insurers. All providers are required to maintain a credit rating of AA- or better and are reviewed at least annually by the Bank’s Credit Risk Committee or more frequently as circumstances warrant.
At April 30, 2008, four of the Bank’s mortgage insurance providers have had their external ratings downgraded below AA- for claims paying ability or insurer financial strength by one or more NRSROs. The Bank had total credit exposure to these mortgage insurance providers of $124.2 million at April 30, 2008. Rating downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to reimburse the Bank for claims under insurance policies. If a mortgage insurer fails to fulfill its obligations, the Bank may bear the full loss of the borrower default on the related mortgage loans, subject to credit risk sharing arrangements with PFIs. To date, downgrades have not had a material impact on the operation of the Bank’s MPF Program; however, the Bank continues to monitor the mortgage insurer’s credit quality.

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

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)
Date:	May 12, 2008

By:	/s/ Richard S. Swanson
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