Form 10-Q
period 2008-06-30
Federal Home Loan Bank of Des Moines
filed 2008-08-11
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Shares outstanding
as of July 31, 2008
Class B Stock, par value $100	30,536,184

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(In thousands, except shares)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$46,422	$58,675
Interest-bearing deposits	185	100,136
Federal funds sold	4,819,000	1,805,000
Investments
Available-for-sale securities include $0 and $208,892 pledged as collateral at June 30, 2008 and December 31, 2007 that may be repledged (Note 3)	4,124,341	3,433,640
Held-to-maturity securities include $0 pledged as collateral at June 30, 2008 and December 31, 2007 that may be repledged (estimated fair value of $5,082,374 and $3,900,715 at June 30, 2008 and December 31, 2007 (Note 4)	5,103,904	3,905,017
Advances (Note 5)	46,002,562	40,411,688
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $232 at June 30, 2008 and $300 at December 31, 2007 (Note 6)	10,583,118	10,801,695
Accrued interest receivable	95,717	129,758
Premises and equipment, net	6,726	6,966
Derivative assets (Note 7)	32,781	60,468
Other assets	23,108	22,563

Total assets	$70,837,864	$60,735,606

LIABILITIES AND CAPITAL
LIABILITIES
Deposits
Interest-bearing	$1,058,681	$841,762
Noninterest-bearing demand	36,939	20,751

Total deposits	1,095,620	862,513

Securities sold under agreements to repurchase	—	200,000

Consolidated obligations, net (Note 8)
Discount notes	27,714,070	21,500,946
Bonds	37,587,508	34,564,226

Total consolidated obligations, net	65,301,578	56,065,172

Mandatorily redeemable capital stock	42,775	46,039
Accrued interest payable	262,974	300,907
Affordable Housing Program	43,125	42,622
Payable to REFCORP	11,998	6,280
Derivative liabilities (Note 7)	153,263	138,252
Other liabilities	580,365	21,598

Total liabilities	67,491,698	57,683,383

Commitments and contingencies (Note 12)

CAPITAL (Note 9)
Capital stock — Class B putable ($100 par value) authorized, issued, and outstanding 30,161,504 and 27,172,465 shares at June 30, 2008 and December 31, 2007	3,016,150	2,717,247
Retained earnings	388,355	361,347
Accumulated other comprehensive loss
Net unrealized loss on available-for-sale securities	(57,543)	(25,467)
Employee retirement plans	(796)	(904)

Total capital	3,346,166	3,052,223

Total liabilities and capital	$70,837,864	$60,735,606

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME
Advances	$331,357	$296,931	$718,697	$587,419
Advance prepayment fees, net	44	307	649	378
Interest-bearing deposits	14	1,059	638	1,180
Securities purchased under agreements to resell	—	4,083	—	8,112
Federal funds sold	24,309	64,744	46,432	103,993
Investments
Available-for-sale securities	34,664	22,953	70,144	30,464
Held-to-maturity securities	44,962	72,583	91,285	148,223
Mortgage loans held for portfolio	132,506	141,644	266,809	286,804
Loans to other FHLBanks	14	—	14	—

Total interest income	567,870	604,304	1,194,668	1,166,573

INTEREST EXPENSE
Consolidated obligations
Discount notes	156,391	97,823	317,565	165,778
Bonds	331,955	446,271	721,724	880,301
Deposits	6,093	12,494	14,897	26,510
Borrowings from other FHLBanks	1	14	7	14
Securities sold under agreements to repurchase	—	7,434	1,960	14,805
Mandatorily redeemable capital stock	428	1,154	816	1,808

Total interest expense	494,868	565,190	1,056,969	1,089,216

NET INTEREST INCOME	73,002	39,114	137,699	77,357
Provision for credit losses on mortgage loans	—	—	—	—

NET INTEREST INCOME AFTER MORTGAGE LOAN CREDIT LOSS PROVISION	73,002	39,114	137,699	77,357

OTHER INCOME
Service fees	584	561	1,161	1,141
Net realized gain on held-to-maturity securities	—	—	—	545
Net gain (loss) on derivatives and hedging activities	2,357	927	(10,373)	(461)
Other, net	913	1,107	1,490	1,582

Total other income (loss)	3,854	2,595	(7,722)	2,807

OTHER EXPENSE
Salaries and Benefits	6,748	6,022	12,977	11,944
Operating	3,827	3,534	7,178	6,939
Finance Board	420	409	840	817
Office of Finance	583	235	1,020	579

Total other expense	11,578	10,200	22,015	20,279

INCOME BEFORE ASSESSMENTS	65,278	31,509	107,962	59,885

Affordable Housing Program	5,340	2,670	8,840	5,546
REFCORP	11,981	5,763	19,813	10,962

Total assessments	17,321	8,433	28,653	16,508

NET INCOME	$47,957	$23,076	$79,309	$43,377

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE DECEMBER 31, 2007	27,173	$2,717,247	$361,347	$(26,371)	$3,052,223

Proceeds from issuance of capital stock	29,749	2,974,936	—	—	2,974,936

Repurchase/redemption of capital stock	(26,733)	(2,673,296)	—	—	(2,673,296)

Net shares reclassified to mandatorily redeemable capital stock	(27)	(2,737)	—	—	(2,737)

Comprehensive income (loss)

Net income	—	—	79,309	—	79,309

Other comprehensive (loss) income

Net unrealized loss on available-for-sale securities	—	—	—	(32,076)	(32,076)

Employee retirement plans	—	—	—	108	108

Total comprehensive income (loss)	—	—	79,309	(31,968)	47,341

Cash dividends on capital stock (4.25% annualized)	—	—	(52,301)	—	(52,301)

BALANCE JUNE 30, 2008	30,162	$3,016,150	$388,355	$(58,339)	$3,346,166

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE DECEMBER 31, 2006	19,059	$1,905,878	$344,246	$(1,153)	$2,248,971

Proceeds from issuance of capital stock	4,015	401,532	—	—	401,532

Repurchase/redemption of capital stock	(3,572)	(357,183)	—	—	(357,183)

Net shares reclassified to mandatorily redeemable capital stock	(26)	(2,620)	—	—	(2,620)

Comprehensive income (loss)

Net income	—	—	43,377	—	43,377

Other comprehensive (loss) income

Net unrealized loss on available-for-sale securities	—	—	—	(6,851)	(6,851)

Employee retirement plans	—	—	—	78	78

Total comprehensive income (loss)	—	—	43,377	(6,773)	36,604

Cash dividends on capital stock (4.25% annualized)	—	—	(40,698)	—	(40,698)

BALANCE JUNE 30, 2007	19,476	$1,947,607	$346,925	$(7,926)	$2,286,606

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$79,309	$43,377

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums, discounts, and basis adjustments on investments, advances, mortgage loans, and consolidated obligations	(9,727)	14,551
Concessions on consolidated obligations	4,984	2,130
Premises and equipment	496	463
Other	(471)	(297)
Gain on extinguishment of debt	(239)	—
Net realized gain from sale of held-to-maturity securities	—	(545)
Net change in fair value adjustment on derivatives and hedging activities	17,741	(20,513)
Net realized loss on disposal of premises and equipment	12	77
Net change in:
Accrued interest receivable	36,541	(5,365)
Accrued interest on derivatives	52,252	(29,249)
Other assets	(1,812)	(79)
Accrued interest payable	(38,032)	17,950
Affordable Housing Program (AHP) liability and discount on AHP advances	487	(1,023)
Payable to REFCORP	5,718	(181)
Other liabilities	(1,921)	(682)

Total adjustments	66,029	(22,763)

Net cash provided by operating activities	145,338	20,614

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	99,951	(187,509)
Federal funds sold	(3,014,000)	(2,605,000)
Short-term held-to-maturity securities	199,993	573,387
Available-for-sale securities:
Proceeds from maturities	2,354,049	1,894,305
Purchases	(3,077,042)	(4,718,054)
Held-to-maturity securities:
Proceeds from maturities	313,496	448,813
Purchases	(1,151,760)	—
Advances to members:
Principal collected	164,778,799	38,324,296
Originated	(170,381,212)	(39,184,280)
Mortgage loans held for portfolio:
Principal collected	731,509	706,568
Originated or purchased	(518,585)	(159,402)
Additions to premises and equipment	(278)	(1,491)
Proceeds from sale of premises and equipment	10	131

Net cash used in investing activities	(9,665,070)	(4,908,236)

FINANCING ACTIVITIES
Net change in deposits	217,507	(86,295)
Decrease in securities sold under agreement to repurchase	(200,000)	—
Net proceeds from issuance of consolidated obligations
Discount notes	717,896,991	322,268,394
Bonds	13,604,109	5,329,023
Payments for maturing and retiring consolidated obligations
Discount notes	(711,669,222)	(319,041,060)
Bonds	(10,585,244)	(3,575,271)
Proceeds from issuance of capital stock	2,974,936	401,532
Net (payments) proceeds for repurchase/issuance of mandatorily redeemable capital stock	(6,001)	1,892
Payments for repurchase/redemption of capital stock	(2,673,296)	(357,183)
Cash dividends paid	(52,301)	(40,698)

Net cash provided by financing activities	9,507,479	4,900,334

Net (decrease) increase in cash and due from banks	(12,253)	12,712
Cash and due from banks at beginning of the period	58,675	30,181

Cash and due from banks at end of the period	$46,422	$42,893

Supplemental disclosures
Cash paid during the period for
Interest	$1,087,923	$1,061,498
AHP	$8,337	$6,553
REFCORP	$14,095	$11,143
Transfer of MPF loans to real estate owned	$6,074	$4,612
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
Note 1—Basis of Presentation
The accompanying unaudited financial statements of the Bank for the three and six months ended June 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information required by GAAP for full year information and should be read in conjunction with the audited financial statements for the year ended December 31, 2007, which are contained in the Bank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2008.
Descriptions of the Bank’s significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” of the Bank’s 2007 audited financial statements in the annual report on Form 10-K.

Reclassifications. Certain amounts in the 2007 financial statements have been reclassified to conform to the second quarter 2008 presentation. In particular, in accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 39-1, Amendment of FIN No. 39 (FIN 39-1), the Bank recognized the effects of applying FIN 39-1 as a change in accounting principle through retrospective application for all financial statement periods presented. Previously, the cash collateral amounts arising from the same master netting arrangement as the derivative instruments were reported as interest-bearing deposits and the related accrued interest amounts were reported as accrued interest receivable and/or accrued interest payable, as applicable. These amounts are now components of “Derivative assets” and/or “Derivative liabilities.” For more information related to FIN 39-1, see “Note 2 — Recently Issued and Adopted Accounting Standards and Interpretations.”
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
SFAS 157 and 159. Effective January 1, 2008, the Bank adopted SFAS No. 157, Fair Value Measurements (SFAS 157), and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes hierarchy based on the inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. SFAS 159 allows an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. For additional information on the fair value of certain financial assets and liabilities, see “Note 11 — Estimated Fair Values,” to the financial statements. The effect of adopting SFAS 157 did not have a material impact to the Bank’s results of operations or financial condition. The Bank did not elect the fair value option, under SFAS 159 at January 1, 2008, to carry certain financial assets and liabilities at fair value in the financial statements.

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
Note 3—Available-for-Sale Securities
Major Security Types. Available-for-sale securities at June 30, 2008 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities
Government-sponsored enterprises	$4,181,884	$2,177	$59,720	$4,124,341

Available-for-sale securities at December 31, 2007 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Non-mortgage-backed securities
Government-sponsored enterprise obligations	$219,014	$62	$—	$219,076

Mortgage-backed securities
Government-sponsored enterprises	3,240,093	529	26,058	3,214,564

Total	$3,459,107	$591	$26,058	$3,433,640

Government-sponsored enterprise obligations represented Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) debt securities. Government-sponsored enterprise mortgage-backed securities (MBS) represented Fannie Mae and Freddie Mac securities.
Available-for-sale securities that have been in a loss position for less than twelve months had fair values of $3.2 billion and unrealized losses of $37.9 million at June 30, 2008 while available-for-sale securities that have been in a loss position for greater than twelve months had fair values of $873.9 million and unrealized losses of $21.8 million at June 30, 2008. The Bank has reviewed its available-for-sale securities and has determined that all unrealized losses are due to the current interest rate environment and are temporary, based in part on the creditworthiness of the issuers as well as the underlying collateral, if applicable. The Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses and does not consider the securities to be other-than-temporarily impaired at June 30, 2008.
Note 4—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities at June 30, 2008 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
State or local housing agency obligations	$73,530	$1,633	$—	$75,163
Other	8,909	130	—	9,039

Total non-mortgage-backed securities	82,439	1,763	—	84,202

Mortgage-backed securities
Government-sponsored enterprises	4,872,868	14,069	32,780	4,854,157
U.S. government agency-guaranteed	57,466	61	284	57,243
MPF shared funding	49,740	—	1,885	47,855
Other	41,391	—	2,474	38,917

Total mortgage-backed securities	5,021,465	14,130	37,423	4,998,172

Total	$5,103,904	$15,893	$37,423	$5,082,374

Held-to-maturity securities at December 31, 2007 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Non-mortgage-backed securities
Commercial paper	$199,979	$—	$—	$199,979
State or local housing agency obligations	73,960	2,888	—	76,848
Other	8,436	190	—	8,626

Total non-mortgage-backed securities	282,375	3,078	—	285,453

Mortgage-backed securities
Government-sponsored enterprises	3,457,801	14,393	20,302	3,451,892
U.S. government agency-guaranteed	64,099	303	65	64,337
MPF shared funding	53,142	—	1,136	52,006
Other	47,600	—	573	47,027

Total mortgage-backed securities	3,622,642	14,696	22,076	3,615,262

Total	$3,905,017	$17,774	$22,076	$3,900,715

Government-sponsored enterprise MBS investments represented Fannie Mae or Freddie Mac securities. U.S. government agency-guaranteed MBS represented Government National Mortgage Association (Ginnie Mae) securities and Small Business Administration (SBA) Pool Certificates. SBA Pool Certificates represent undivided interests in pools of the guaranteed portions of SBA loans. The SBA’s guarantee of the Pool Certificate is backed by the full faith and credit of the U.S. government.
Other investments represented investments in municipal bonds, Housing Finance Agency (HFA) bonds, Small Business Investment Company (SBIC), and other non-Federal agency MBS.
At June 30, 2008 held-to-maturity securities with a fair value of $3.0 billion and unrealized losses of $23.2 million have been in a loss position for less than twelve months while held-to-maturity securities with a fair value of $477.8 million and unrealized losses of $14.2 million have been in a loss position for greater than twelve months. All of the held-to-maturity securities with unrealized losses greater than twelve months have a fair market value that is within 97 percent of their respective amortized cost basis. The Bank has reviewed its held-to-maturity securities and has determined that all unrealized losses are primarily due to the current interest rate environment and are temporary, based in part on the creditworthiness of the issuers as well as the underlying collateral, if applicable. The Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses and does not consider the securities to be other-than-temporarily impaired at June 30, 2008.

Note 5—Advances
Redemption Terms. The following table shows the Bank’s advances outstanding at June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %

Overdrawn demand deposit accounts	$137	—	$414	—
Due in one year or less	20,685,760	2.75	19,817,080	4.50
Due after one year through two years	5,092,700	4.13	3,498,660	4.88
Due after two years through three years	3,346,283	4.46	2,907,585	5.13
Due after three years through four years	2,051,846	4.06	2,225,344	5.04
Due after four years through five years	3,766,527	3.19	2,965,609	4.78
Thereafter	10,681,096	3.97	8,607,244	4.71

Total par value	45,624,349	3.41	40,021,936	4.68

Commitment fees	(1)		(2)
Discounts on AHP advances	(74)		(90)
Premiums	415		449
Discounts	(12)		(37)
Hedging fair value adjustments
Cumulative fair value gain	244,021		382,899
Basis adjustments from terminated hedges	133,864		6,533

Total	$46,002,562		$40,411,688

The Bank offers advances where the member has the right to prepay the advance on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may be prepaid only by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At June 30, 2008 and December 31, 2007, the Bank had callable advances of $2.4 billion and $1.3 billion.
The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates (put dates), and the borrower may apply for a new advance at the prevailing market rate. At June 30, 2008 and December 31, 2007, the Bank had putable advances of $8.4 billion and $7.5 billion.

Interest Rate Payment Terms. The following table details additional interest rate payment terms for advances at June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30,	December 31,
	2008	2007
Par amount of advances
Fixed rate	$39,119,345	$35,303,332
Variable rate	6,505,004	4,718,604

Total	$45,624,349	$40,021,936

Note 6—Mortgage Loans Held for Portfolio
The Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) involves investment by the Bank in mortgage loans that are held for portfolio which are either funded by the Bank through, or purchased from, participating members. The Bank’s members originate, service, and credit enhance home mortgage loans that are sold to the Bank. Members participating in the servicing released program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the member to a designated mortgage servicer.
Mortgage loans with an original contractual maturity of 15 years or less are classified as medium term, and all other mortgage loans are classified as long-term. The following table presents information at June 30, 2008 and December 31, 2007 on mortgage loans held for portfolio (dollars in thousands):

	June 30,	December 31,
	2008	2007
Real Estate:
Fixed rate medium-term single family mortgages	$2,489,978	$2,569,808
Fixed rate long-term single family mortgages	8,086,227	8,220,921

Total par value	10,576,205	10,790,729

Premiums	89,800	96,513
Discounts	(86,873)	(93,094)
Basis adjustments from mortgage loan commitments	4,218	7,847
Allowance for credit losses	(232)	(300)

Total mortgage loans held for portfolio	$10,583,118	$10,801,695

The par value of mortgage loans held for portfolio outstanding at June 30, 2008 and December 31, 2007 consisted of government-insured loans totaling $435.7 million and $461.1 million and conventional loans totaling $10.1 billion and $10.3 billion, respectively.

The allowance for credit losses was $0.2 million and $0.3 million at June 30, 2008 and December 31, 2007. The Bank recorded charge-offs of $0 and $68,000 during the three and six month periods ended June 30, 2008. The Bank did not have any charge-offs or recoveries during the three and six month periods ended June 30, 2007. At June 30, 2008 and December 31, 2007, the Bank had $32.0 million and $27.3 million of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $0.3 million at June 30, 2008 and December 31, 2007. At June 30, 2008 and December 31, 2007, the Bank’s other assets included $7.7 million and $5.6 million of real estate owned.
The Bank’s management of credit risk in the MPF program involves several layers of legal loss protection that are defined in agreements among the Bank and its participating members. Though the nature of these layers of loss protection differs slightly among the MPF products we offer, each product contains similar credit risk structures. For conventional loans, the credit risk structure contains the following layers of loss protections in order of priority:
•	Homeowner equity.

•	Primary Mortgage Insurance for all loans with home owner equity of less than 20 percent of the original purchase price or appraised value.

•	First Loss Account (FLA) established by the Bank. FLA is a memorandum account for tracking losses and such losses are either recoverable from future payments of performance based credit enhancement fees to the member or absorbed by the Bank. The Bank records credit enhancement fees paid to members as a reduction to mortgage loan interest income. Credit enhancement fees totaled $4.8 million and $5.3 million for the three months ended June 30, 2008 and 2007 and $9.7 million and $10.6 million for the six months ended June 30, 2008 and 2007.

•	Credit enhancements provided by participating members.

•	Losses greater than credit enhancements provided by members are the responsibility of the Bank.
Note 7—Derivatives and Hedging Activities
The Bank may enter into interest rate swaps, swaptions, caps, floors, calls, puts, and futures and forward contracts (collectively, derivatives) to manage its exposure to changes in interest rates. See the Bank’s annual report on Form 10-K for additional information regarding the Bank’s derivative and hedging activities.

The Bank recorded the following net gain (loss) on derivatives and hedging activities in other income for the three and six month periods ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net gain (loss) related to fair value hedge ineffectiveness	$1,312	$1,254	$(1,379)	$80
Net gain (loss) related to economic hedges	1,045	(327)	(8,994)	(541)

Net gain (loss) on derivatives and hedging activities	$2,357	$927	$(10,373)	$(461)

The following table categorizes the notional amount and the estimated fair value of derivatives, excluding accrued interest, by derivative instrument and type of accounting treatment at June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008		December 31, 2007
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$26,053,798	$(204,140)	$31,225,432	$(183,819)
Economic	1,132,345	(1,097)	1,410,000	(2,015)
Interest rate swaptions
Economic	2,000,000	—	6,500,000	973
Interest rate caps
Economic	2,620,000	16,958	1,700,000	679
Forward settlement agreements
Economic	294,000	(1,984)	22,500	(28)
Mortgage delivery commitments
Economic	57,652	(24)	23,425	68

Total notional and fair value	$32,157,795	$(190,287)	$40,881,357	$(184,142)

Total derivatives, excluding accrued interest		(190,287)		(184,142)
Accrued interest		85,539		137,791
Net cash collateral		(15,734)		(31,433)

Net derivative balance		$(120,482)		$(77,784)

Net derivative assets		32,781		60,468
Net derivative liabilities		(153,263)		(138,252)

Net derivative balance		$(120,482)		$(77,784)

At June 30, 2008 and December 31, 2007, the Bank’s maximum credit risk, before collateral, related to derivative counterparties was $48.5 million and $91.9 million. These totals include $56.5 million and $76.4 million of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash of $15.7 million and $31.4 million as collateral at June 30, 2008 and December 31, 2007.
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
The par amounts of the outstanding consolidated obligations of the 12 FHLBanks were approximately $1,255.5 billion and $1,189.6 billion at June 30, 2008 and December 31, 2007.
Bonds. The following table shows the Bank’s participation in bonds outstanding at June 30, 2008 and December 31, 2007 by year of contractual maturity (dollars in thousands):

	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %

Due in one year or less	$9,342,600	3.14	$6,437,800	4.19
Due after one year through two years	7,343,900	3.95	5,628,300	4.66
Due after two years through three years	4,739,650	4.35	4,328,950	4.71
Due after three years through four years	2,524,050	4.47	2,754,300	4.99
Due after four years through five years	2,009,000	4.27	2,017,950	4.74
Thereafter	8,952,000	5.12	10,587,200	5.17
Index amortizing notes	2,530,939	5.12	2,667,322	5.12

Total par value	37,442,139	4.21	34,421,822	4.80

Premiums	52,381		48,398
Discounts	(44,210)		(37,650)
Hedging fair value adjustments
Cumulative fair value loss	54,767		226,071
Basis adjustments from terminated hedges	82,431		(94,415)

Total	$37,587,508		$34,564,226

The following table shows the Bank’s total bonds outstanding at June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30,	December 31,
	2008	2007
Par amount of consolidated bonds
Noncallable or nonputable	$32,800,839	$26,044,522
Callable	4,641,300	8,377,300

Total par value	$37,442,139	$34,421,822

Interest Rate Payment Terms. The following table shows bonds by interest rate payment type at June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30,	December 31,
	2008	2007
Par amount of consolidated bonds:
Fixed rate	$35,332,139	$33,967,822
Simple variable rate	2,110,000	265,000
Step-up	—	50,000
Range bonds	—	139,000

Total par value	$37,442,139	$34,421,822

Extinguishment of Debt. Gains on early extinguishment of debt totaled $0.2 million for the six months ended June 30, 2008 due to the extinguishment of a bond with a par value of $500.0 million. There was no gain or loss on early extinguishment of debt for the six months ended June 30, 2007. The gains on early extinguishment of debt were recorded as a component of other income in the Statements of Income.
Discount Notes. Discount notes are issued to raise short-term funds that have original maturities up to 365/366 days. These notes are issued at less than their face amount and redeemed at par value when they mature.

The Bank’s participation in discount notes was as follows at June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate %	Amount	Rate %

Par value	$27,754,651	2.12	$21,544,125	4.10
Discounts	(40,260)		(43,179)
Hedging Fair Value Adjustments
Cumulative fair value gain	(341)		—
Basis adjustments from ineffective hedges	20		—

Total	$27,714,070		$21,500,946

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
The following table shows the Bank’s compliance with the Finance Board’s capital requirements at June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008		December 31, 2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Total capital-to-asset ratio	4.00%	4.87%	4.00%	5.14%
Total regulatory capital	$2,833,515	$3,447,280	$2,429,424	$3,124,633
Mandatorily Redeemable Capital Stock. At June 30, 2008 and December 31, 2007 the Bank had $42.8 million and $46.0 million in capital stock subject to mandatory redemption with payment subject to a five year waiting period from the date of transfer. These amounts have been classified as “mandatorily redeemable capital stock” in the Statements of Condition.

The following table summarizes the Bank’s activity related to mandatorily redeemable capital stock for the six months ended June 30, 2008 and for the year ended December 31, 2007 (dollars in thousands).

	June 30,	December 31,
	2008	2007
Balance, beginning of year	$46,039	$64,852

Mandatorily redeemable stock issued	49	13,468
Capital stock subject to mandatory redemption reclassified from equity	2,737	6,326
Capital stock previously subject to mandatory redemption reclassified to equity	—	(24,112)
Redemption of mandatorily redeemable capital stock	(6,050)	(14,495)

Balance, end of period	$42,775	$46,039

Note 10—Segment Information
The Bank has identified two primary operating segments based on its method of internal reporting: Member Finance and Mortgage Finance. The products and services provided reflect the manner in which financial information is evaluated by management.
The Member Finance segment includes products such as advances, non-MBS investments, which includes certain HFA investments, and their related funding. Income from the Member Finance segment is derived primarily from the difference, or spread, between the yield on advances and investments and the borrowing and hedging costs related to those assets.
The Mortgage Finance segment includes mortgage loans acquired through the MPF program, MBS investments, certain HFA investments, and their related funding. Income from the Mortgage Finance segment is derived primarily from the difference, or spread, between the yield on mortgage loans, MBS, and HFA investments and the borrowing and hedging costs related to those assets.
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

The following shows the Bank’s financial performance by operating segment for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Member	Mortgage
	Finance	Finance	Total

Three months ended June 30, 2008
Adjusted net interest income	$43,290	$27,529	$70,819
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$43,290	$27,529	$70,819

Average assets for the period	$51,809,938	$18,526,583	$70,336,521
Total assets at period end	$51,046,090	$19,791,774	$70,837,864

Three months ended June 30, 2007
Adjusted net interest income	$33,121	$5,960	$39,081
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$33,121	$5,960	$39,081

Average assets for the period	$30,594,869	$15,624,246	$46,219,115
Total assets at period end	$30,749,468	$16,115,303	$46,864,771
The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. Net interest income does not include these amounts in the Statements of Income for financial reporting purposes. Interest income and interest expense associated with economic hedges are recorded in other income in “Net gain on derivatives and hedging activities” on the Statements of Income. The following table reconciles the Bank’s financial performance by operating segment to the Bank’s total income before assessments for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,
	2008	2007
Adjusted net interest income after mortgage loan credit loss provision	$70,819	$39,081
Adjustments for net interest expense on economic hedges	2,183	33

Net interest income after mortgage loan credit loss provision	73,002	39,114

Other income	3,854	2,595
Other expenses	11,578	10,200

Income before assessments	$65,278	$31,509

The following table shows the Bank’s financial performance by operating segment for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	Member	Mortgage
	Finance	Finance	Total
Six months ended June 30, 2008
Adjusted net interest income	$89,975	$45,199	$135,174
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$89,975	$45,199	$135,174

Average assets for the period	$47,388,756	$18,075,907	$65,464,663
Total assets at period end	$51,046,090	$19,791,774	$70,837,864

Six months ended June 30, 2007
Adjusted net interest income	$65,127	$12,188	$77,315
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$65,127	$12,188	$77,315

Average assets for the period	$29,041,296	$15,740,079	$44,781,375
Total assets at period end	$30,749,468	$16,115,303	$46,864,771
The following table reconciles the Bank’s financial performance by operating segment to the Bank’s total income before assessments for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	Six Months Ended June 30,
	2008	2007

Adjusted net interest income after mortgage loan credit loss provision	$135,174	$77,315
Adjustments for net interest expense on economic hedges	2,525	42

Net interest income after mortgage loan credit loss provision	137,699	77,357

Other (loss) income	(7,722)	2,807
Other expenses	22,015	20,279

Income before assessments	$107,962	$59,885

Note 11—Estimated Fair Values
Estimated fair values are determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2008 and December 31, 2007. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair value summary tables on pages 25 and 26 do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.
As discussed in “Note 2 — Recently Issued Accounting Standards and Interpretations,” the Bank adopted SFAS 157 and SFAS 159 on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances.
The Bank records available-for-sale investments, derivative assets, and derivative liabilities at fair value in the Statements of Condition in accordance with SFAS 157. Fair value is a market-based measurement and defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the assets or liability, and market participants with whom the entity would transact in that market.

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
At June 30, 2008, the Bank had entered into three standby bond purchase agreements with state housing authorities within its district. The estimated fair value of these standby bond purchase agreements is calculated using the present value of expected future fees related to the agreements. The discount rates used in the calculations are based on municipal spreads over the Treasury curve, which are comparable to discount rates used to value the underlying bonds.
For further details on the Bank’s valuation techniques see “Note 19 — Estimated Fair Values” in the Bank’s annual report on Form 10-K filed on March 14, 2008.
SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value in the financial statements. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. In addition, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. Upon adoption and at June 30, 2008, the Bank made no elections, under SFAS 159, to record specific financial assets and liabilities at fair value.

The carrying values and estimated fair values of the Bank’s financial instruments at June 30, 2008 were as follows (dollars in thousands):
FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value
Assets
Cash and due from banks	$46,422	$—	$46,422
Interest-bearing deposits	185	—	185
Federal funds sold	4,819,000	—	4,819,000
Available-for-sale securities	4,124,341	—	4,124,341
Held-to-maturity securities	5,103,904	(21,530)	5,082,374
Advances	46,002,562	4,771	46,007,333
Mortgage loans held for portfolio, net	10,583,118	(153,186)	10,429,932
Accrued interest receivable	95,717	—	95,717
Derivative assets	32,781	—	32,781

Liabilities
Deposits	(1,095,620)	76	(1,095,544)

Consolidated obligations
Discount notes	(27,714,070)	4,293	(27,709,777)
Bonds	(37,587,508)	(201,137)	(37,788,645)

Consolidated obligations, net	(65,301,578)	(196,844)	(65,498,422)

Mandatorily redeemable capital stock	(42,775)	—	(42,775)
Accrued interest payable	(262,974)	—	(262,974)
Derivative liabilities	(153,263)	—	(153,263)

Other
Standby letters of credit	(990)	—	(990)
Standby bond purchase agreements	703	(2)	701
Commitments to extend credit for mortgage loans	(294)	(2)	(296)

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2007 were as follows (dollars in thousands):
FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value
Assets
Cash and due from banks	$58,675	$—	$58,675
Interest-bearing deposits	100,136	—	100,136
Federal funds sold	1,805,000	—	1,805,000
Available-for-sale securities	3,433,640	—	3,433,640
Held-to-maturity securities	3,905,017	(4,302)	3,900,715
Advances	40,411,688	121,866	40,533,554
Mortgage loans held for portfolio, net	10,801,695	(130,595)	10,671,100
Accrued interest receivable	129,758	—	129,758
Derivative assets	60,468	—	60,468

Liabilities
Deposits	(862,513)	4	(862,509)
Securities sold under agreements to repurchase	(200,000)	(347)	(200,347)

Consolidated obligations
Discount notes	(21,500,946)	767	(21,500,179)
Bonds	(34,564,226)	(450,582)	(35,014,808)

Consolidated obligations, net	(56,065,172)	(449,815)	(56,514,987)

Mandatorily redeemable capital stock	(46,039)	—	(46,039)
Accrued interest payable	(300,907)	—	(300,907)
Derivative liabilities	(138,252)	—	(138,252)

Other
Standby letters of credit	(765)	—	(765)
SFAS 157 established a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is and defines the level of disclosure. The following outlines the application of the fair value hierarchy established by SFAS 157 to the Banks’ financial assets and financial liabilities that are carried at fair value in the Statements of Condition.
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

SFAS 157 clarified that the valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and must also take into account the company’s own credit standing. The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges. The computed fair values of the Bank’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities in the Statements of Condition at June 30, 2008 and December 31, 2007.
The following tables present for each SFAS 157 hierarchy level, the FHLBanks’ assets and liabilities that are measured at fair value on its Statements of Condition at June 30, 2008 (in thousands):

	Fair Value Measurements at June 30, 2008 Using:
				Netting
	Level 1	Level 2	Level 3	Adjustment[1]	Total
Assets
Available-for-sale investments	$—	$4,124,341	$—	$—	$4,124,341
Derivative assets	20	251,713	—	(218,952)	32,781

Total assets at fair value	$20	$4,376,054	$—	$(218,952)	$4,157,122

Liabilities
Derivative liabilities	$(2,004)	$(354,477)	$—	$203,218	$(153,263)

Total liabilities at fair value	$(2,004)	$(354,477)	$—	$203,218	$(153,263)

[1]	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Net cash collateral plus accrued interest totaled $15,734 at June 30, 2008.
For instruments carried at fair value in the Statements of Condition, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification to the hierarchy level for certain financial assets or liabilities.

Note 12—Commitments and Contingencies
As described in Note 8, the 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon by the Finance Board to repay all or part of such obligations, as determined or approved by the Finance Board. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank. The par amounts of the outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $1,190.3 billion and $1,133.7 billion at June 30, 2008 and December 31, 2007.
Standby letters of credit are executed with members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $2.0 billion at June 30, 2008, and had original terms between eleven days and thirteen years with a final expiration in 2020. Outstanding standby letters of credit were $1.8 billion at December 31, 2007, and had original terms between nine days and thirteen years with a final expiration in 2020. Unearned fees are recorded in other liabilities and amounted to $1.0 million and $0.8 million at June 30, 2008 and December 31, 2007. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on standby letters of credit.
Advances that had traded but not settled at June 30, 2008 and December 31, 2007 were $26.0 million and $0.0 million. Advance commitments are fully collateralized throughout the life of the agreements.
Commitments that unconditionally obligate the Bank to fund/purchase mortgage loans from members in the MPF program totaled $57.7 million and $23.4 million at June 30, 2008 and December 31, 2007. Commitments are generally for periods not to exceed forty-five business days. Commitments that obligate the Bank to purchase closed mortgage loans from its members are considered derivatives under SFAS 149, and their estimated fair value at June 30, 2008 and December 31, 2007 is reported in Note 7 as mortgage delivery commitments.
For managing the inherent credit risk in the MPF program, participating members receive base and performance based credit enhancement fees from the Bank. When the Bank incurs losses for certain MPF products, it reduces available credit enhancement fee payments until the amount of the loss is recovered up to the limit of the FLA. The FLA is an indicator of the potential losses for which the Bank may be liable (before the member’s credit enhancement is used to cover losses). The FLA amounted to $101.2 million and $96.8 million at June 30, 2008 and December 31, 2007.

The par value of discount notes that had traded but not settled at June 30, 2008 and December 31, 2007 were $121.0 million and $0.0 million. The Bank entered into $448.8 million and $49.8 million par value traded but not settled bonds at June 30, 2008 and December 31, 2007. The Bank entered into derivatives with a notional value of $0.2 billion and $0.5 billion that had traded but not settled at June 30, 2008 and December 31, 2007. The Bank generally executes derivatives with large highly rated banks and broker-dealers and enters into bilateral collateral agreements.
At June 30, 2008, the Bank had entered into three standby bond purchase agreements with state housing authorities within its district whereby the Bank would be required to purchase bonds under circumstances defined in each agreement until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby bond purchase agreement. The three outstanding standby bond purchase agreements total $111.5 million and expire seven years after execution. The Bank was not required to purchase any bonds under these agreements during the three and six months ended June 30, 2008. The Bank received fees for the guarantees that amounted to $44,000 for the three and six months ended June 30, 2008.
The Bank may be subject to legal proceedings that arise in the normal course of business. The Bank presently is not aware of any pending or threatened legal proceedings.
Note 13—Activities with Stockholders and Housing Associates
Under the Bank’s Capital Plan, the only voting rights conferred upon the Bank’s members are for the election of directors. In accordance with the FHLBank Act and Finance Board regulations, members elect a majority of the Bank’s Board of Directors. The remaining directors are appointed by the Finance Board. Under statute and regulations, each elective directorship is designated to one of the five states in the Bank’s district and a member is entitled to vote for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. At June 30, 2008 and December 31, 2007, no member owned more than 10 percent of the voting interests of the Bank due to statutory limits on members’ voting rights as discussed above.

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
The following table shows transactions with members and their affiliates, former members and their affiliates, and housing associates at June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30,	December 31,
	2008	2007

Assets:
Federal funds sold	$245,000	$135,000
Advances	46,002,562	40,411,688
Accrued interest receivable	20,725	48,622
Derivative assets	191	9,608
Other assets	147	77

Total	$46,268,625	$40,604,995

Liabilities:
Deposits	$1,066,743	$845,127
Mandatorily redeemable capital stock	42,775	46,039
Accrued interest payable	567	779
Derivative liabilities	24,056	27,698
Other liabilities	990	765

Total	$1,135,131	$920,408

Notional amount of derivatives	$824,302	$2,912,091
Standby letters of credit	1,956,880	1,760,006

Transactions with Directors’ Financial Institutions. In the normal course of business, the Bank extends credit to its members whose directors and officers serve as its directors (Directors’ Financial Institutions). Finance Board regulations require that transactions with Directors’ Financial Institutions be subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. At June 30, 2008 and December 31, 2007, advances outstanding to the Bank Directors’ Financial Institutions aggregated $562.7 million and $207.1 million, representing 1.2 percent and 0.5 percent of the Bank’s total outstanding advances. There were $1.3 million and $0.0 million in mortgage loans originated by the Bank Directors’ Financial Institutions during the three months ended June 30, 2008 and 2007. Mortgage loans originated by the Bank Directors’ Financial Institutions were approximately $1.7 million and $0.5 million during the six months ended June 30, 2008 and 2007. At June 30, 2008 and December 31, 2007, capital stock outstanding to the Bank Directors’ Financial Institutions aggregated $32.2 million and $21.4 million, representing 1.1 percent and 0.8 percent of the Bank’s total outstanding capital stock. The Bank did not have any investment or derivative transactions with Directors’ Financial Institutions during the three or six months ended June 30, 2008 and 2007.
Business Concentrations. The Bank has business concentrations with stockholders whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding.
Capital Stock — The following tables present members and their affiliates holding 10 percent or more of outstanding capital stock (including stock classified as mandatorily redeemable) at June 30, 2008 and December 31, 2007 (shares in thousands):

			Shares at	Percent of
			June 30,	Total Capital
Name	City	State	2008	Stock

Wells Fargo Bank, N.A.[1]	Sioux Falls	SD	5,440	17.8%
Superior Guaranty Insurance Company[1]	Minneapolis	MN	4,246	13.9

			9,686	31.7%

			Shares at	Percent of
			December 31,	Total Capital
Name	City	State	2007	Stock

Wells Fargo Bank, N.A.[1]	Sioux Falls	SD	5,129	18.6%
Superior Guaranty Insurance Company[1]	Minneapolis	MN	4,474	16.2

			9,603	34.8%

[1]	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

In the normal course of business, the Bank invested in overnight Federal funds from Wells Fargo Bank, N.A. (Wells Fargo) during the six months ended June 30, 2008 and 2007.
Advances — The Bank had advances with Wells Fargo of $12.0 billion and $11.3 billion at June 30, 2008 and December 31, 2007 and advances with Superior Guaranty Insurance Company (Superior), an affiliate of Wells Fargo, of $1.3 billion at June 30, 2008 and December 31, 2007. The Bank made $57.2 billion and $0.0 billion of advances with Wells Fargo during the six months ended June 30, 2008 and 2007. The Bank made no advances to Superior during the six months ended June 30, 2008 and 2007.
Total interest income from Superior and Wells Fargo amounted to $85.5 million and $9.4 million for the three months ended June 30, 2008 and 2007 and $167.3 million and $18.7 million for the six months ended June 30, 2008 and 2007. The Bank held sufficient collateral to cover the members’ advances and expected to incur no credit losses as a result of them. The Bank did not receive any prepayment fees from Wells Fargo or Superior during the three and six months ended June 30, 2008 or year ended December 31, 2007.
Mortgage Loans — The Bank did not purchase mortgage loans from Superior during the three or six months ended June 30, 2008 and 2007. At June 30, 2008 and December 31, 2007, 79 and 83 percent of the Bank’s mortgage loans outstanding were purchased from Superior.
Other — The Bank has a 20 year lease with an affiliate of Wells Fargo for space in a building for the Bank’s headquarters that commenced on January 2, 2007. Future minimum rentals to the Wells Fargo affiliate are as follows (dollars in thousands).

Year	Amount

Due in one year or less	$869
Due after one year through two years	869
Due after two years through three years	869
Due after three years through four years	869
Due after four years through five years	869
Thereafter	12,602

Total	$16,947

Note 14—Activities With Other FHLBanks
The Bank purchased MPF Shared Funding Certificates from the FHLBank of Chicago. See “Note 4 - Held to Maturity Securities” at page 11 for balances at June 30, 2008 and December 31, 2007.
The Bank recorded service fee expense as an offset to other income due to its relationship with the FHLBank of Chicago in the MPF program. The Bank recorded $0.2 million and $0.1 million in service fee expense to the FHLBank of Chicago for the three months ended June 30, 2008 and 2007 and $0.4 million and $0.3 million for the six months ended June 30, 2008 and 2007.
The FHLBank of Chicago pays the Bank a monthly participation fee based on the aggregate amount of outstanding loans purchased under the MPF program. The Bank recorded other income of $0.1 million for each of the three months ended June 30, 2008 and 2007 and $0.2 million for each of the six months ended June 30, 2008 and 2007.
The Bank may sell or purchase unsecured overnight and term Federal funds at market interest rates to and from other FHLBanks.
The following table shows loan activity to other FHLBanks during the six months ended June 30, 2008 (dollars in thousands). The Bank did not make any loans to other FHLBanks during 2007.

			Principal
	Beginning		Payment	Ending
Other FHLBank	Balance	Advance	Received	Balance

June 30, 2008
Boston	—	150,000	(150,000)	—
Topeka	—	95,000	(95,000)	—

	$—	$245,000	$(245,000)	$—

The following table shows loan activity from other FHLBanks during the six months ended June 30, 2008 and 2007 (dollars in thousands):

	Beginning		Principal	Ending
Other FHLBank	Balance	Borrowings	Payment	Balance

June 30, 2008 Cincinnati	$—	$63,000	$(63,000)	$—

June 30, 2007 Cincinnati	$—	$100,000	$(100,000)	$—

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Contents

Forward-Looking Information	36
Executive Overview	36
Conditions in the Financial Markets	37
Selected Financial Data	39
Results of Operations	41
Net Income	41
Net Interest Income	41
Asset-Liability Spread	45
Earnings on Capital	45
Other Income	46
Hedging Activities	46
Statements of Condition	50
Financial Highlights	50
Advances	50
Mortgage Loans	53
Investments	55
Consolidated Obligations	56
Deposits	58
Capital	58
Derivatives	59
Off-Balance Sheet Arrangements	61
Liquidity and Capital Resources	62
Critical Accounting Policies and Estimates	68
Legislative and Regulatory Developments	69
Risk Management	71

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
The Bank is supervised and regulated by the Federal Housing Finance Board (Finance Board), which is an independent agency in the executive branch of the United States government. As described further in the “Legislative and Regulatory Developments” section on page 69, effective July 30, 2008 on enactment of the Housing and Economic Recovery Act of 2008, the Federal Housing Finance Agency became the Federal regulator of the FHLBanks and the regulations of the Finance Board transferred to the Federal Housing Finance Agency. On and after July 30, 2008, references to the Finance Board in this report on Form 10-Q shall be deemed to refer to the Federal Housing Finance Agency. The Bank is also subject to regulation by the Securities and Exchange Commission.
Consistent with the first quarter of 2008, advance levels at June 30, 2008 remained strong. Advances at June 30, 2008 were $46.0 billion compared to $40.4 billion at December 31, 2007. The strong demand for advances demonstrates the Bank’s ability to deliver member value despite the current market conditions. The Bank’s discount notes increased $6.2 billion compared to December 31, 2007 in response to short-term advance growth while bonds increased $3.0 billion compared to December 31, 2007 in response to both advance growth and additional mortgage-backed securities (MBS) purchases. The Bank purchased $2.9 billion of MBS during the six month period ended June 30, 2008. These advance and MBS activities contributed to the Bank’s increased net income of $47.9 million and $79.3 million for the three and six month periods ended June 30, 2008 compared with $23.1 million and $43.4 million for the same periods in 2007. See additional discussion in “Results of Operations for the Three and Six Month Periods Ended June 30, 2008 and 2007” at page 41.

Conditions in the Financial Markets
Three and Six Month Periods Ended June 30, 2008 and 2007 and December 31, 2007
Financial Market Conditions
Financial markets continued to remain under stress in the second quarter as the fallout from the collapse of the subprime mortgage market in the latter half of 2007 continued to have an effect on the economy through home price depreciation and lower levels of business and consumer spending. These pressures diminished the expectations for economic growth during 2008 and beyond, and contributed to the Federal Reserve’s Open Market Committee’s approval of a 25 basis point decrease in the Federal funds rate to two percent on April 30, 2008. In addition to expectations for slower economic growth, concerns were raised regarding the outlook for inflation as oil began its rise to $140 a barrel at the end of the second quarter from $101 a barrel at the beginning of the quarter.
These conditions and concerns in the financial markets were reflected in a yield curve that was 50 basis points steeper then the average Treasury yield curve, as measured by the spread between 10-year and 2-year maturities, over the last ten years. The steep yield curve provides lower cost of borrowing in the short-term and higher cost of borrowing in the long-term.
Additionally, as the Treasury curve remained relatively steep, credit spreads, in general, continued to widen from the effects of uncertain economic conditions and tighter credit markets. The following table shows information on key average market interest rates for the three and six months ended June 30, 2008 and 2007 and key market interest rates at December 31, 2007.

	Second Quarter	Second Quarter	Year-to-date	Year-to-date
	2008	2007	June 30, 2008	June 30, 2007	December 31,
	3-Month	3-Month	6-Month	6-Month	2007
	Average	Average	Average	Average	Ending Rate

Fed effective[1]	2.09%	5.25%	2.62%	5.25%	3.06%
Three-month LIBOR[1]	2.75	5.36	3.02	5.36	4.70
2-year U.S Treasury[1]	2.40	4.80	2.21	4.78	3.05
10-year U.S. Treasury[1]	3.86	4.84	3.76	4.76	4.03
30-year residential mortgage note [2]	6.07	6.33	5.98	6.28	6.17

[1]	Source is Bloomberg.

[2]	Average calculated using The Mortgage Bankers Association Weekly Application Survey; December 31, 2007 ending rates are from the last week in 2007.
General economic and financial market volatility continued to have a positive impact on the Bank’s net interest income during the three and six months ended June 30, 2008 through its influence on (1) advance balances, investment purchases, and Mortgage Partnership Finance (MPF) originations; and (2) the Bank’s short-term funding costs and spreads.

Agency Spreads
Agency spreads to LIBOR remained relatively attractive on short-term maturities during the second quarter of 2008 in comparison to the second quarter of 2007. However, concerns about the credit worthiness of borrowers caused credit spreads, in general, to increase during the quarter. As a result, spreads on long-term agency bonds followed these market trends and increased when compared to the second quarter of 2007 and year-end 2007.

	Second Quarter	Second Quarter
	2008	2007	December 31,
	3-Month	3-Month	2007
	Average	Average	Ending Rate

FHLB spreads to LIBOR (basis points)[1]
3-month	(55.2)	(15.8)	(47.8)
2-year	(17.1)	(16.1)	(14.5)
5-year	(0.5)	(13.8)	(9.0)
10-year	21.1	(9.9)	2.2

[1]	Source is Office of Finance.
Mortgage Market Conditions
Agency MBS prices increased during the second quarter of 2008 as trading of securitized products in the market place began to stabilize. Investor’s concerns of increasing defaults in agency MBS appeared to decrease, leading to more purchases of agency MBS during the second quarter of 2008. Although agency MBS prices increased, the Bank was still able to increase its earnings potential by adding additional MBS investments to its Statements of Condition in the second quarter as spreads on agency MBS remained relatively wide on a historic basis.

Conditions in Financial Markets Subsequent to the Second Quarter of 2008
In the latter half of July 2008, investor confidence in Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) adversely affected their access to the capital markets. This market unrest also affected the FHLBanks’ issuance of consolidated obligations, which generally are grouped by investors into the same GSE asset class as Fannie Mae and Freddie Mac. This period was characterized by significantly increasing the volatility in GSE debt pricing and resulting in sub-optimal funding at spreads inconsistent with historical levels. To the extent the FHLBanks receive sub-optimal funding, member institutions will, in turn, generally experience higher costs for advance borrowings. As a result of the uncertainties in the entire U.S. housing and mortgage markets surrounding Fannie Mae and Freddie Mac, the cost of the FHLBanks’ long-term debt increased relative to LIBOR in the latter half of July 2008 as some investors were only willing to purchase debt with short-term maturities.
The FHLBanks were able to continue issuing short-term discount notes in acceptable amounts and at acceptable costs during this particularly stressful period. Importantly, the FHLBanks continue to have access to all consolidated bond and discount note funding channels in auctioned, negotiated, and selling group formats. The passage of the “Housing and Economic Recovery Act of 2008” (the Housing Act) (signed into law by the President of the United States on July 30, 2008), which includes reform measures relating to Fannie Mae and Freddie Mac appears to have alleviated some, but not all of this market disruption.
In late July 2008, the U.S. Treasury issued guidance on covered bonds in order to increase liquidity in the capital markets. Future demand for FHLBank advances could be affected to the extent that the covered bond market develops.
Selected Financial Data
The following selected financial data should be read in conjunction with the financial statements and condensed notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report, and our annual report on Form 10-K filed on March 14, 2008. The financial position data at June 30, 2008 and results of operations data for the three and six month periods ended June 30, 2008 were derived from the unaudited financial statements and condensed notes thereto included in this report. The financial position data at December 31, 2007 was derived from the audited financial statements and notes not included in this report.

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods and is in conformity with accounting principles generally accepted in the United States of America (GAAP). The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be achieved for the full year.

Statements of Condition	June 30,	December 31,
(Dollars in millions)	2008	2007
Short-term investments[1]	$4,825	$2,330
Mortgage-backed securities	9,145	6,837
Other investments	77	77
Advances	46,002	40,412
Mortgage loans, net	10,583	10,802
Total assets	70,838	60,736
Securities sold under agreements to repurchase	—	200
Consolidated obligations[2]	65,302	56,065
Mandatorily redeemable capital stock	43	46
Affordable Housing Program	43	43
Payable to REFCORP	12	6
Total liabilities	67,492	57,683
Capital stock — Class B putable	3,016	2,717
Retained earnings	388	361
Capital-to-asset ratio[3]	4.72%	5.03%

Operating Results and Performance Ratios	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2008	2007	2008	2007
Interest income	$567.9	$604.3	$1,194.7	$1,166.6
Interest expense	494.9	565.1	1,057.0	1,089.2
Net interest income	73.0	39.2	137.7	77.4
Provision for credit losses on mortgage loans	—	—	—	—
Net interest income after mortgage loan credit loss provision	73.0	39.2	137.7	77.4
Other income (loss)[4]	3.9	2.6	(7.7)	2.8
Other expense	11.6	10.3	22.0	20.3
Total assessments[5]	17.4	8.4	28.7	16.5
Net income	47.9	23.1	79.3	43.4

Return on average assets	0.27%	0.20%	0.24%	0.20%
Return on average capital stock	6.37	4.82	5.59	4.57
Return on average total capital	5.79	4.09	5.03	3.86
Net interest spread	0.26	0.05	0.23	0.04
Net interest margin	0.42	0.34	0.42	0.35
Operating expenses to average assets[6]	0.06	0.08	0.06	0.09
Annualized dividend rate	4.25	4.25	4.25	4.25
Cash dividends declared and paid	$26.6	$21.2	$52.3	$40.7

[1]	Short-term investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, commercial paper, and government-sponsored enterprise obligations. Short-term investments have terms less than one year.

[2]	The par amount of the outstanding consolidated obligations for all 12 Federal Home Loan Banks (FHLBanks) was $1,255.5 billion and $1,189.6 billion at June 30, 2008 and December 31, 2007.

[3]	Capital-to-asset ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at the end of the period.

[4]	Other income (loss) includes change in fair value of derivatives.

[5]	Total assessments include: Affordable Housing Program (AHP) and Resolution Funding Corporation (REFCORP).

[6]	Operating expenses to average assets ratio is salaries and benefits plus operating expenses as a percentage of average total assets.

Results of Operations
Three and Six Month Periods Ended June 30, 2008 and 2007
Net Income
Net income increased $24.8 million or 107 percent to $47.9 million during the three months ended June 30, 2008 compared with the same period last year due to an increase in net interest income. Net income increased $35.9 million or 83 percent to $79.3 million during the six months ended June 30, 2008 compared with the same period last year due to an increase in net interest income, which was partially offset by an increase in losses on derivatives and hedging activities. See further discussion of changes in net interest income in the “Net Interest Income” section following. For additional discussion of changes in net losses on derivatives and hedging activities see the “Hedging Activities” section at page 46.
Net Interest Income
Net interest income is the primary performance measure of the Bank’s ongoing operations. Fluctuations in average asset, liability, and capital balances, and the related yields and costs are the primary causes of changes in our net interest income. Net interest income is managed within the context of tradeoff between market risk and return. Due to our cooperative business model and modest risk profile our profitability margins tend to be relatively low compared to other financial institutions and more consistent with short-term market interest rates.

The following tables present average balances and rates of major interest rate sensitive asset and liability categories for the three and six month periods ended June 30, 2008 and 2007. The tables also present the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities and the net interest margin between yield on total assets and the cost of total liabilities and capital (dollars in millions).

	For the Three Months Ended June 30, 2008			For the Three Months Ended June 30, 2007
			Interest			Interest
	Average		Income/	Average		Income/
	Balance [1]	Yield/Cost	Expense	Balance [1]	Yield/Cost	Expense
Interest-earning assets
Interest-bearing deposits	$2	2.34%	$ *	$79	5.36%	$1.1
Securities purchased under agreements to resell	—	—	—	305	5.37%	4.1
Federal funds sold	4,412	2.22%	24.3	4,873	5.33%	64.8
Short-term investments[2]	765	2.24%	4.3	2,936	5.31%	38.8
Mortgage-backed securities[2]	7,885	3.78%	74.2	4,257	5.33%	56.5
Other investments[2]	81	6.02%	1.2	13	4.36%	0.2
Advances[3]	46,349	2.88%	331.4	22,108	5.39%	297.2
Mortgage loans[4]	10,657	5.00%	132.5	11,378	4.99%	141.6
Loans to other FHLBanks	3	2.09%	*	—	—	—

Total interest-earning assets	70,154	3.26%	567.9	45,949	5.28%	604.3
Noninterest-earning assets	183	—	—	270	—	—

Total assets	$70,337	3.25%	$567.9	$46,219	5.24%	$604.3

Interest-bearing liabilities
Deposits	$1,290	1.90%	$6.1	$989	5.07%	$12.5
Consolidated obligations
Discount notes	29,343	2.14%	156.4	7,541	5.20%	97.8
Bonds	35,712	3.74%	332.0	34,270	5.22%	446.2
Other interest-bearing liabilities	43	4.01%	0.4	569	6.06%	8.6

Total interest-bearing liabilities	66,388	3.00%	494.9	43,369	5.23%	565.1
Noninterest-bearing liabilities	624	—	—	585	—	—

Total liabilities	67,012	2.97%	494.9	43,954	5.16%	565.1
Capital	3,325	—	—	2,265	—	—

Total liabilities and capital	$70,337	2.83%	$494.9	$46,219	4.91%	$565.1

Net interest income and spread		0.26%	$73.0		0.05%	$39.2

Net interest margin		0.42%			0.34%

Average interest-earning assets to interest-bearing liabilities		105.67%			105.95%

Composition of net interest income
Asset-liability spread		0.28%	$48.4		0.09%	$10.0
Earnings on capital		2.97%	24.6		5.16%	29.2

Net interest income			$73.0			$39.2

[1]	Average balances do not reflect the affect of reclassifications due to Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 39-1, Amendment of FIN No. 39 (FIN 39-1).

[2]	The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[3]	Advance interest income includes advance prepayment fee income of $0.0 million and $0.3 million for the three months ended June 30, 2008 and 2007.

[4]	Nonperforming loans are included in average balances used to determine average rate.

*	Represents an amount less than $0.1 million.

	For the Six Months Ended June 30, 2008			For the Six Months Ended June 30, 2007
			Interest			Interest
	Average		Income/	Average		Income/
	Balance [1]	Yield/Cost	Expense	Balance [1]	Yield/Cost	Expense
Interest-earning assets
Interest-bearing deposits	$28	4.52%	$0.7	$45	5.36%	$1.2
Securities purchased under agreements to resell	—	—	—	305	5.36%	8.1
Federal funds sold	3,530	2.65%	46.4	3,938	5.32%	104.0
Short-term investments[2]	627	2.66%	8.3	2,492	5.33%	65.9
Mortgage-backed securities[2]	7,358	4.12%	150.7	4,241	5.35%	112.5
Other investments[2]	81	6.03%	2.4	13	4.33%	0.3
Advances[3]	42,898	3.37%	719.4	21,977	5.39%	587.8
Mortgage loans[4]	10,708	5.01%	266.8	11,509	5.03%	286.8
Loans to other FHLBanks	1	2.09%	*	—	—	—

Total interest-earning assets	65,231	3.68%	1,194.7	44,520	5.28%	1,166.6
Noninterest-earning assets	234	—	—	261	—	—

Total assets	$65,465	3.67%	$1,194.7	$44,781	5.25%	$1,166.6

Interest-bearing liabilities
Deposits	$1,299	2.31%	$14.9	$1,052	5.08%	$26.5
Consolidated obligations
Discount notes	25,305	2.52%	317.6	6,406	5.22%	165.8
Bonds	34,951	4.15%	721.7	33,913	5.23%	880.3
Other interest-bearing liabilities	113	4.94%	2.8	566	5.93%	16.6

Total interest-bearing liabilities	61,668	3.45%	1,057.0	41,937	5.24%	1,089.2
Noninterest-bearing liabilities	628	—	—	580	—	—

Total liabilities	62,296	3.41%	1,057.0	42,517	5.17%	1,089.2
Capital	3,169	—	—	2,264	—	—

Total liabilities and capital	$65,465	3.25%	$1,057.0	$44,781	4.90%	$1,089.2

Net interest income and spread		0.23%	$137.7		0.04%	$77.4

Net interest margin		0.42%			0.35%

Average interest-earning assets to interest-bearing liabilities		105.78%			106.16%

Composition of net interest income
Asset-liability spread		0.26%	$83.9		0.08%	$19.4
Earnings on capital		3.41%	53.8		5.17%	58.0

Net interest income			$137.7			$77.4

[1]	Average balances do not reflect the affect of reclassifications due to FIN 39-1.

[2]	The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[3]	Advance interest income includes advance prepayment fee income of $0.6 million and $0.4 million for the six months ended June 30, 2008 and 2007.

[4]	Nonperforming loans are included in average balances used to determine average rate.

*	Represents an amount less than $0.1 million.

Average assets increased to $65.5 billion during the six months ended June 30, 2008 compared with $44.8 billion for the same period in 2007. The increase was primarily attributable to increased average advances and MBS, partially offset by decreased average short-term investments and mortgage loans. The current market conditions led to higher levels of short-term advances. Additionally, the Bank continued to increase its leverage by purchasing $2.9 billion of GSE MBS during the six months ended June 30, 2008.
Average liabilities increased to $62.3 billion during the six months ended June 30, 2008 from $42.5 billion for the same period in 2007. The increase was due to increased average consolidated obligation discount notes and bonds. Average consolidated obligations fluctuate depending on the Bank’s asset balances and funding needs.
Average capital increased to $3.2 billion during the six months ended June 30, 2008 from $2.3 billion for the same period in 2007. The increase was primarily due to an increase in activity-based capital stock requirements to support member activities related to increased advances. Average capital also increased due to the Bank’s desired level of retained earnings.
Our net interest income is affected by changes in the dollar volumes of our interest-earning assets and interest-bearing liabilities and changes in the average rates of those assets and liabilities. The following table presents the changes in interest income and interest expense between the three and six month periods ended June 30, 2008 and 2007. Changes that cannot be attributed to either rate or volume have been allocated to the rate and volume variances based on relative size (dollars in millions).

	Variance For the Three Months Ended			Variance For the Six Months Ended
	June 30, 2008 vs. June 30, 2007			June 30, 2008 vs. June 30, 2007
	Total Increase		Total	Total Increase		Total
	(Decrease) Due to		Increase	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income
Interest-bearing deposits	$(0.7)	$(0.4)	$(1.1)	$(0.4)	$(0.1)	$(0.5)
Securities purchased under agreements to resell	(4.1)	—	(4.1)	(8.1)	—	(8.1)
Federal funds sold	(5.6)	(34.8)	(40.4)	(9.9)	(47.7)	(57.6)
Short-term investments	(19.4)	(15.2)	(34.6)	(34.5)	(23.1)	(57.6)
Mortgage-backed securities	37.6	(19.9)	17.7	68.6	(30.4)	38.2
Other investments	0.9	0.1	1.0	2.0	0.1	2.1
Advances	218.1	(183.9)	34.2	411.2	(279.6)	131.6
Mortgage loans	(9.3)	0.2	(9.1)	(18.9)	(1.1)	(20.0)

Total interest income	217.5	(253.9)	(36.4)	410.0	(381.9)	28.1

Interest expense
Deposits	3.0	(9.4)	(6.4)	5.2	(16.8)	(11.6)
Consolidated obligations
Discount notes	144.0	(85.4)	58.6	275.5	(123.7)	151.8
Bonds	17.9	(132.1)	(114.2)	26.6	(185.2)	(158.6)
Other interest-bearing liabilities	(6.0)	(2.2)	(8.2)	(11.4)	(2.4)	(13.8)

Total interest expense	158.9	(229.1)	(70.2)	295.9	(328.1)	(32.2)

Net interest income	$58.6	$(24.8)	$33.8	$114.1	$(53.8)	$60.3

The two components of the Bank’s net interest income are earnings from our asset-liability spread and earnings on capital. See further discussion in “Asset-Liability Spread” and “Earnings on Capital” below.
The yield on total interest-earning assets and cost of interest-bearing liabilities are impacted by our use of derivatives to adjust the interest rate sensitivity of assets and liabilities. For the net effect of the Bank’s hedging activities by product to net income see “Hedging Activities” at page 46.
Asset-Liability Spread
This spread equals the yield on total assets minus the cost of total liabilities. Asset-liability spread income increased $38.4 million and $64.5 million for the three and six month periods ended June 30, 2008 compared with the same periods in 2007. Generally, a larger portion of the Bank’s net income was derived from earnings on capital and a smaller portion was due to asset-liability spread income. In 2008, the Bank benefited from the current market conditions through the following transactions, thereby increasing our income attributable to asset-liability spread.
•	Interest income increased as the Bank continued to experience high levels of advance borrowings from our members. Although interest rates declined during the three and six months ended June 30, 2008 when compared with the same periods in 2007, increased average advance volumes more than offset the impact of declining interest rates on our advance portfolio.
•	The Bank continued to purchase high quality agency MBS at attractive spreads to LIBOR thereby increasing the Bank’s current and future earnings potential.
•	Although interest expense increased during the three and six months ended June 30, 2008 when compared with the same periods in 2007, this is the effect of larger balances, as the cost of the debt is substantially lower for each period. Discount note costs decreased due to favorable pricing as a result of the current market environment. The Bank also replaced callable bonds with less expensive funding as interest rates have declined thereby reducing the cost of bonds.
Earnings on Capital
We invest our capital to generate earnings, generally for the same repricing maturity as the assets being supported. Earnings on capital decreased $4.6 million and $4.2 million during the three and six month periods ended June 30, 2008 compared with the same periods in 2007 primarily due to the lower interest rate environment. As short-term interest rates have declined, the earnings contribution from capital decreased. This impact was partially offset by increased average capital balances. Average capital increased $1.1 billion and $0.9 billion during the three and six month periods ended June 30, 2008 compared with the same periods in 2007 primarily due to an increase in activity-based capital stock requirements to support member activities related to advances. Average capital also increased due to increased retained earnings.

Other Income
The following table presents the components of other income (loss) for the three and six month periods ended June 30, 2008 and 2007 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service fees	$0.6	$0.6	$1.2	$1.2
Net realized gain on held-to-maturity securities	—	—	—	0.5
Net gain (loss) on derivatives and hedging activities	2.3	0.9	(10.4)	(0.5)
Other, net	1.0	1.1	1.5	1.6

Total other income (loss)	$3.9	$2.6	$(7.7)	$2.8

Other income (loss) can be volatile from period to period depending on the type of financial activity reported. Changes in other income (loss) were due to gains (losses) on derivatives and hedging activities for the three and six month periods ending June 30, 2008 when compared with the same periods in 2007. This amount is highly dependent on changes in interest rates, volatility of the market environment, as well as volume of activities. See further discussion under “Hedging Activities” below.
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

The following tables categorize the net effect of hedging activities on net income by product for the three and six month periods ended June 30, 2008 and 2007 (dollars in millions). The table excludes the interest component on derivatives that qualify for hedge accounting as this amount will be offset by the interest component on the hedged item within net interest income. Because the purpose of the hedging activity is to protect net interest income against changes in interest rates, the absolute increase or decrease of interest income from interest-earning assets or interest expense from interest-bearing liabilities is not as important as the relationship of the hedging activities to overall net income.

	Three Months Ended June 30, 2008
Net effect of		Mortgage	Consolidated	Balance
Hedging Activities	Advances	Assets	Obligations	Sheet	Total

Amortization/accretion	$(7.7)	$(0.5)	$1.2	$—	$(7.0)

Net realized and unrealized gains on derivatives and hedging activities	—	—	1.3	—	1.3
(Losses)/gains — Economic Hedges	(0.3)	(1.5)	(1.0)	3.8	1.0

Reported in Other Income	(0.3)	(1.5)	0.3	3.8	2.3

Total	$(8.0)	$(2.0)	$1.5	$3.8	$(4.7)

	Three Months Ended June 30, 2007
Net effect of		Mortgage	Consolidated	Balance
Hedging Activities	Advances	Assets	Obligations	Sheet	Total

Amortization/accretion	$(0.5)	$(0.5)	$(8.7)	$—	$(9.7)

Net realized and unrealized gains (losses) on derivatives and hedging activities	1.4	—	(0.1)	—	1.3
Losses — Economic Hedges	(0.1)	—	—	(0.2)	(0.3)

Reported in Other Income	1.3	—	(0.1)	(0.2)	1.0

Total	$0.8	$(0.5)	$(8.8)	$(0.2)	$(8.7)

	Six Months Ended June 30, 2008
Net effect of		Mortgage	Consolidated	Balance
Hedging Activities	Advances	Assets	Obligations	Sheet	Total

Amortization/accretion	$(8.0)	$(1.0)	$0.2	$—	$(8.8)

Net realized and unrealized gains (losses) on derivatives and hedging activities	0.4	—	(1.8)	—	(1.4)
Losses — Economic Hedges	(2.6)	(1.5)	(1.4)	(3.5)	(9.0)

Reported in Other Income	(2.2)	(1.5)	(3.2)	(3.5)	(10.4)

Total	$(10.2)	$(2.5)	$(3.0)	$(3.5)	$(19.2)

	Six Months Ended June 30, 2007
Net effect of		Mortgage	Consolidated	Balance
Hedging Activities	Advances	Assets	Obligations	Sheet	Total

Amortization/accretion	$(0.4)	$(1.0)	$(17.3)	$—	$(18.7)

Net realized and unrealized gains (losses) on derivatives and hedging activities	1.6	—	(1.5)	—	0.1
Losses — Economic Hedges	(0.1)	—	—	(0.4)	(0.5)

Reported in Other Income	1.5	—	(1.5)	(0.4)	(0.4)

Total	$1.1	$(1.0)	$(18.8)	$(0.4)	$(19.1)

Amortization/accretion. The effect of hedging on amortization/accretion varies from period to period depending on the Bank’s activities, including terminating hedge relationships to manage our risk profile and the amount of upfront fees received or paid on derivative transactions. Consolidated obligation amortization/accretion decreased while advance amortization/accretion increased for the three and six month periods ended June 30, 2008 compared with the same periods in 2007 primarily due to increased consolidated obligation and advance hedge relationship terminations. During the second quarter of 2008, we voluntarily terminated certain consolidated obligation and advance hedge relationships as described in the “Derivatives” section on page 59. This termination activity results in increased amortization/accretion from basis adjustments, which represents the final market value on the hedged item and is amortized/accreted over the remaining life of the hedged item.

Net realized and unrealized gains (losses) on derivatives and hedging activities. Hedge ineffectiveness occurs when changes in fair value of the derivative and the related hedged item do not perfectly offset each other. Hedge ineffectiveness gains and losses during the three and six month periods ended June 30, 2008 and 2007 were primarily due to consolidated obligation and advance hedge relationships. Hedge ineffectiveness is driven by changes in the benchmark interest rate and volatility. As the benchmark interest rate changes and the magnitude of that change intensifies, so will the impact on the Bank’s net realized and unrealized gains and losses on derivatives and hedging activities. Additionally, volatility in the marketplace may intensify this impact.
Gains (losses) — Economic Hedges. During the three and six month periods ended June 30, 2008, economic hedges were primarily used to manage interest rate and prepayment risks in our balance sheet. The Bank’s usage of economic hedges, including caps, floors, and swaptions, increased due to changes in the Bank’s balance sheet profile. Economic hedges do not qualify for hedge accounting and as a result the Bank records a gain or loss on the derivative instrument without recording the corresponding loss or gain on the hedged item. In addition, the interest accruals on the hedging instrument are recorded as a component of other income instead of a component of net interest income. Gains (losses) on economic hedges were impacted by the following events during the three and six months ended June 30, 2008 compared with June 30, 2007.
•	The Bank sold certain interest rate caps at a gain thereby increasing the gains on balance sheet hedging activities during the three months ended June 30, 2008. During the six months ended June 30, 2008, gains posted on the caps during the second quarter of 2008 was offset by losses on swaptions.
•	Mortgage asset losses represent losses from forward settling agreements used to hedge the risk of changes in market value for the Bank’s MBS and mortgage loan delivery commitments. During the three and six months ended June 30, 2008, the Bank purchased forward settling agreements to hedge open MBS purchases.
•	Losses on economic hedges of the Bank’s advances due to decreased interest rates.
•	Losses on economic hedges of the Bank’s consolidated obligations due to the loss of hedge accounting on certain hedges of bonds and discount notes.

Statements of Condition at June 30, 2008 and December 31, 2007
Financial Highlights
The Bank’s total assets increased to $70.8 billion at June 30, 2008 from $60.7 billion at December 31, 2007. Total liabilities increased to $67.5 billion at June 30, 2008 from $57.7 billion at December 31, 2007. Total capital increased to $3.3 billion at June 30, 2008 from $3.1 billion at December 31, 2007. See further discussion of changes in the Bank’s financial condition in the respective sections that follow.
Advances
At June 30, 2008, advances totaled $46.0 billion or a 13.8 percent increase from $40.4 billion at December 31, 2007. The Bank continued to experience high levels of advance borrowings from our members in response to the current market environment. The level of advances may vary depending on our members needs and the market environment.
Members are required to purchase and maintain activity-based capital stock in the amount of 4.45 percent to support outstanding advances. Changes in advances are accompanied by changes in capital stock, unless the member already owns excess activity-based stock.
Advances with shorter-term maturities increased $2.1 billion and longer-term advances increased $3.5 billion. During the first six months of 2008, our advances continued to be a competitive alternative for our members and our efficient access to the capital markets allowed us to provide our membership with a stable, low cost source of funding. See additional discussion regarding our collateral requirements in the “Advances” section on page 75.
During the second quarter of 2008, the Board of Directors approved an increase for its Community Investment Advance (CIA) program to $1.5 billion from $1.3 billion in response to weather related disasters in our district. This increase did not impact our CIA advance levels at June 30, 2008.

The composition of our advances based on remaining term to scheduled maturity at June 30, 2008 and December 31, 2007 was as follows (dollars in millions):

	June 30, 2008		December 31, 2007
		Percent of		Percent of
	Amount	Total	Amount	Total
Simple fixed rate advances
Overdrawn demand deposit accounts	$—	—%	$—	—%
One month or less	15,328	33.6	14,737	36.8
Over one month through one year	4,368	9.6	3,793	9.5
Greater than one year	9,657	21.1	7,907	19.8

	29,353	64.3	26,437	66.1

Simple variable rate advances
One month or less	4	*	23	*
Over one month through one year	151	0.3	126	0.3
Greater than one year	4,193	9.2	3,433	8.6

	4,348	9.5	3,582	8.9

Callable advances
Fixed rate	245	0.5	235	0.6
Variable rate	2,053	4.5	1,033	2.6
Putable advances
Fixed rate	8,062	17.8	7,249	18.1
Community investment advances
Fixed rate	1,018	2.3	1,021	2.5
Variable rate	104	0.2	104	0.2
Callable — fixed rate	59	0.1	61	0.2
Putable — fixed rate	382	0.8	300	0.8

Total par value	45,624	100.0%	40,022	100.0%

Hedging fair value adjustments
Cumulative fair value gain	244		383
Basis adjustments from terminated hedges	134		7

Total advances	$46,002		$40,412

*	Amount is less than 0.1 percent.
Cumulative fair value gains decreased $139 million at June 30, 2008 when compared to December 31, 2007. Substantially all of the cumulative fair value gains on advances are offset by the net estimated fair value losses on the related derivative contracts. Basis adjustments from terminated hedges increased $127 million at June 30, 2008 when compared to December 31, 2007, due to the voluntary termination of certain interest rates swaps as described in the “Derivatives” section on page 59.

The following tables show advance balances for our five largest member borrowers at June 30, 2008 and December 31, 2007 (dollars in millions):

				Percent of
			June 30, 2008	Total
Name	City	State	Advances[1]	Advances

Wells Fargo Bank, N.A.	Sioux Falls	SD	$12,000	26.3%
TCF National Bank	Wayzata	MN	2,475	5.4
Aviva Life and Annuity Company	Des Moines	IA	2,445	5.4
ING USA Annuity and Life Insurance Company	Des Moines	IA	2,074	4.5
Transamerica Occidental Life Insurance Company	Cedar Rapids	IA	1,690	3.7

			20,684	45.3

Housing associates			2	*
All others			24,938	54.7

Total advances (at par value)			$45,624	100.0%

			December 31,	Percent of
			2007	Total
Name	City	State	Advances[1]	Advances

Wells Fargo Bank, N.A.	Sioux Falls	SD	$11,300	28.2%
ING USA Annuity and Life Insurance Company	Des Moines	IA	2,884	7.2
TCF National Bank	Wayzata	MN	2,375	5.9
Transamerica Occidental Life Insurance Company	Cedar Rapids	IA	2,225	5.6
Aviva Life and Annuity Company	Des Moines	IA	1,863	4.7

			20,647	51.6

Housing associates			3	*
All others			19,372	48.4

Total advances (at par value)			$40,022	100.0%

[1]	Amounts represent par value before considering unamortized commitment fees, premiums and discounts, and hedging fair value adjustments.

*	Amount is less than 0.1 percent.

Mortgage Loans
The following table shows information at June 30, 2008 and December 31, 2007 on mortgage loans held for portfolio (dollars in millions):

	June 30,	December 31,
	2008	2007

Single family mortgages
Fixed rate conventional loans
Contractual maturity less than or equal to 15 years	$2,488	$2,567
Contractual maturity greater than 15 years	7,652	7,762

Subtotal	10,140	10,329

Fixed rate government-insured loans
Contractual maturity less than or equal to 15 years	2	3
Contractual maturity greater than 15 years	434	458

Subtotal	436	461

Total par value	10,576	10,790

Premiums	90	97
Discounts	(87)	(93)
Basis adjustments from mortgage loan commitments	4	8
Allowance for credit losses	—	—

Total mortgage loans held for portfolio, net	$10,583	$10,802

Mortgage loans decreased approximately $0.2 billion at June 30, 2008 as we purchased $0.5 billion of loans through the MPF program and received principal repayments of $0.7 billion for the six months ended June 30, 2008. While mortgage loans have continued to decrease, the rate of decline has lessened compared to the second quarter of 2007 due to an increase in origination volume, partially offset by an increase in prepayments. The increase in mortgage originations and prepayments during the six months ended June 30, 2008 was primarily due to the decreasing interest rate environment. The annualized weighted average pay-down rate for mortgage loans for the six months ended June 30, 2008 was approximately 13 percent compared with 12 percent for the same period in 2007.
Mortgage loans acquired from members were historically concentrated with Superior Guaranty Insurance Corporation (Superior), a Wells Fargo Bank, N.A. (Wells Fargo) affiliate. At June 30, 2008 and December 31, 2007 we held mortgage loans acquired from Superior amounting to $8.4 billion and $8.9 billion, respectively. At June 30, 2008 and December 31, 2007 these loans represented 79 and 83 percent of total mortgage loans at par value. The Bank did not purchase any mortgage loans from Superior during the six months ended June 30, 2008 and 2007.
In July 2008, the Bank entered into a participation agreement with the FHLBank of Chicago whereby the Bank agreed to purchase 100 percent participation interests from the FHLBank Chicago in new MPF loans. The participation interests are limited to $150.0 million over a three-month period beginning July 2, 2008 through October 1, 2008. The MPF loan participations are subject to the same credit risk sharing arrangements as those MPF loans purchased from our participating financial institutions (PFIs). See “Mortgage Assets” on page 76 for a further description of the credit risk sharing arrangements.

Investments
The following table shows the book value of investments at June 30, 2008 and December 31, 2007 (dollars in millions):

	June 30, 2008		December 31, 2007
		Percent of		Percent of
	Amount	Total	Amount	Total
Short-term investments
Interest-bearing deposits	$—	—%	$100	1.0%
Federal funds sold	4,819	34.3	1,805	19.5
Commercial paper	—	—	200	2.2
Government-sponsored enterprise obligations	—	—	219	2.4
Other	6	*	6	0.1

	4,825	34.3	2,330	25.2

Mortgage-backed securities
Government-sponsored enterprises	8,997	64.1	6,672	72.2
U.S. government agency-guaranteed	57	0.4	64	0.7
MPF shared funding	50	0.4	53	0.6
Other	41	0.3	48	0.5

	9,145	65.2	6,837	74.0

State or local housing agency obligations	74	0.5	74	0.8
Other	3	*	3	*

Total investments	$14,047	100.0%	$9,244	100.0%

Investments as a percent of total assets		19.8%		15.2%

*	Amount is less than 0.1 percent.
Investment balances increased $4.8 billion or 52 percent at June 30, 2008 compared with December 31, 2007. The increase was due to additional Federal funds sold, which fluctuate depending on members activities and cash availability. Additionally, the Bank purchased high quality GSE MBS in an effort to increase leverage as interest spreads on GSE MBS were attractive due to market conditions.

The Bank has reviewed its available-for-sale and held-to-maturity securities and has determined that all unrealized losses are due to the current interest rate environment and are temporary, based in part on the creditworthiness of the issuers as well as the underlying collateral, if applicable. The Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses and does not consider the securities to be other-than-temporarily impaired at June 30, 2008. For further discussion of our credit risks associated with MBS securities see “Mortgage Assets” on page 76.
Consolidated Obligations
Consolidated obligations, which include discount notes and bonds, are the primary source of funds to support our advances, mortgage loans, and investments. We make significant use of derivatives to restructure interest rates on consolidated obligations to better match our funding needs and reduce funding costs. This generally means converting fixed rates to variable rates. At June 30, 2008, the book value of the consolidated obligations issued on the Bank’s behalf totaled $65.3 billion compared with $56.1 billion at December 31, 2007.
Discount Notes—The following table shows the Bank’s participation in discount notes, all of which are due within one year, at June 30, 2008 and December 31, 2007 (dollars in millions):

	June 30,	December 31,
	2008	2007

Par value	$27,754	$21,544
Discounts	(40)	(43)

Total discount notes	$27,714	$21,501

The increase in discount notes was due to increased funding needs resulting from short-term advance activity and Federal funds sold.

Bonds—The following table shows the Bank’s participation in bonds based on remaining term to maturity at June 30, 2008 and December 31, 2007 (dollars in millions):

	June 30,	December 31,
Year of Maturity	2008	2007
Due in one year or less	$9,342	6,438
Due after one year through two years	7,344	5,628
Due after two years through three years	4,740	4,329
Due after three years through four years	2,524	2,754
Due after four years through five years	2,009	2,018
Thereafter	8,952	10,588
Index amortizing notes	2,531	2,667

Total par value	37,442	34,422

Premiums	52	48
Discounts	(44)	(38)
Hedging fair value adjustments
Cumulative fair value loss	55	226
Basis adjustments from terminated hedges	83	(94)

Total bonds	$37,588	$34,564

The increase in total bonds was due to an increase in bond issuances to fund MBS purchases as well as to replace callable debt. Cumulative fair value losses decreased $171 million at June 30, 2008 when compared to December 31, 2007. Substantially all of the cumulative fair value losses on bonds are offset by the net estimated fair value gains on the related derivative contracts. Basis adjustments from terminated hedges increased $177 million at June 30, 2008 when compared to December 31, 2007, due to the voluntary termination of certain interest rates swaps as described in the “Derivatives” section on page 59.

Deposits
The following table shows our deposits by product type at June 30, 2008 and December 31, 2007 (dollars in millions):

	June 30, 2008		December 31, 2007
		Percent of		Percent of
	Amount	Total	Amount	Total
Interest-bearing
Overnight	$784	71.5%	$649	75.2%
Demand	196	17.9	153	17.7
Term	79	7.2	40	4.7

Total interest-bearing	1,059	96.6	842	97.6

Noninterest-bearing	37	3.4	21	2.4

Total deposits	$1,096	100%	$863	100.0%

The level of deposits will vary based on member alternatives for short-term investments.
Capital
At June 30, 2008 and December 31, 2007, total capital (including capital stock, retained earnings, and accumulated other comprehensive income) was $3.3 billion and $3.1 billion, respectively. The increase was primarily due to an increase in activity-based capital stock requirements to support member activities related to advances. Total capital also increased due to the increased retained earnings.

Derivatives
The notional amount of derivatives reflects the volume of our hedges, but it does not measure the credit exposure of the Bank because there is no principal at risk. The following table categorizes the notional amount of our derivatives at June 30, 2008 and December 31, 2007 (dollars in millions):

	June 30,	December 31,
	2008	2007
Notional amount of derivatives
Interest rate swaps
Noncallable	$14,001	$18,555
Callable by counterparty	13,140	14,070
Callable by the Bank	45	10

	27,186	32,635

Interest rate swaptions	2,000	6,500
Interest rate caps	2,620	1,700
Forward settlement agreements	294	23
Mortgage delivery commitments	58	23

Total notional amount	$32,158	$40,881

The notional amount of our derivative contracts decreased approximately $8.7 billion at June 30, 2008 when compared to December 31, 2007. In response to the current market conditions and our changing balance sheet profile, the Bank voluntarily reduced its derivative notional amount by terminating certain interest rate swaps that will reduce the Bank’s risk profile in the future. Additionally, due to changes in the Bank’s balance sheet risk profile and the level of interest rates, interest rate swaptions decreased $4.5 billion and interest rate caps increased $0.9 billion at June 30, 2008 when compared with December 31, 2007. Finally, forward settling agreements increased $0.3 billion at June 30, 2008 when compared with December 31, 2007, as the Bank utilized these agreements to hedge open MBS purchases prior to securing the funding.
We record derivatives on the Statements of Condition at fair value. Under a master netting arrangement, we net the fair market values and accrued interest of the derivative instruments with cash collateral and related accrued interest by counterparty. We classify positive counterparty balances as derivative assets and negative counterparty balances as derivative liabilities. Derivative assets represent our maximum credit risk to counterparties, and derivative liabilities represent the exposures of counterparties to us.

The following table categorizes the notional amount and the estimated fair value of derivative instruments, excluding accrued interest, by product and type of accounting treatment. The category fair value represents hedges that qualify for fair value hedge accounting. The category economic represents hedges that do not qualify for hedge accounting. Amounts at June 30, 2008 and December 31, 2007 were as follows (dollars in millions):

	June 30, 2008		December 31, 2007
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Advances
Fair value	$11,527	$(250)	$14,611	$(391)
Economic	500	—	500	—
Mortgage Assets
Forward settlement agreements
Economic	294	(2)	23	—
Mortgage delivery commitments
Economic	58	—	23	—
Consolidated obligations
Bonds
Fair value	14,159	46	17,524	206
Economic	350	(1)	—	—
Discount Notes
Fair value	368	—	—	—
Economic	282	—	—	—
Balance Sheet
Economic	4,620	17	8,200	1

Total notional and fair value	$32,158	$(190)	$40,881	$(184)

Total derivatives, excluding accrued interest		(190)		(184)
Accrued interest		86		138
Net cash collateral		(16)		(32)

Net derivative balance		$(120)		$(78)

Net derivative assets		33		60
Net derivative liabilities		(153)		(138)

Net derivative balance		$(120)		$(78)

Estimated fair values of derivative instruments listed above will fluctuate based upon changes in the interest rate environment, volatility in the marketplace, as well as the volume of derivative activities. Changes in the estimated fair values were recorded as gains and losses in the Bank’s Statements of Income. All of the net estimated fair value gains and losses on our derivative contracts are offset by net hedging fair value adjustment losses and gains or other book value adjustments on the related hedged items, with the exception of economic hedges.
Off-Balance Sheet Arrangements
At June 30, 2008, the Bank had entered into three standby bond purchase agreements with state housing authorities within its district whereby the Bank would be required to purchase bonds under circumstances defined in each agreement until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby bond purchase agreement. The three outstanding standby bond purchase agreements total $111.5 million and expire seven years after execution. The Bank was not required to purchase any bonds under these agreements during the three and six months ended June 30, 2008. The Bank received fees for the guarantees that amounted to $44,000 for the three and six months ended June 30, 2008.

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
During the six months ended June 30, 2008, we received proceeds from the issuance of discount notes of $717.9 billion and bonds of $13.6 billion. During the six months ended June 30, 2007, we received proceeds from the issuance of discount notes of $322.3 billion and bonds of $5.3 billion. Discount note issuances increased $395.6 billion during the six months ended June 30, 2008 when compared to the same period in 2007 due to record levels of advance borrowings, primarily short-term, from our members. In addition, the Bank increased its bond issuances to fund MBS purchases as well as to replace callable debt.
Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The par amounts of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $1,190.3 billion and $1,133.7 billion at June 30, 2008 and December 31, 2007.
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

Other sources of liquidity include cash, earnings on investments and Federal funds purchased, payments collected on advances and mortgage loans, proceeds from the issuance of capital stock, member deposits, securities sold under agreements to repurchase, and current period earnings. Additionally, in the event of significant market disruptions or local disasters, the Bank President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve if funds are made available to the FHLBanks during a time of crisis. To provide further access to funding, the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act) authorizes the Secretary of the Treasury to purchase consolidated obligations from all FHLBanks up to an aggregate principal amount of $4.0 billion. This type of funding was not accessed during the six months ended June 30, 2008 or all of 2007.
We had cash and short-term investments with a book value of $4.8 billion at June 30, 2008 compared with $2.4 billion at December 31, 2007. We manage the level of cash and short-term investments according to changes in other asset classes and levels of capital. Additionally, we adjust cash and short-term investments to maintain our target asset-to-capital (leverage) ratio and to manage excess funds.
Our primary use of liquidity is the repayment of consolidated obligations. Other uses of liquidity include issuance of advances, purchase of mortgage loans and investments, repayment of member deposits, redemption or repurchase of capital stock, and payment of dividends.
Liquidity Requirements
Regulatory Requirements—Finance Board regulations mandate three liquidity requirements. First, contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five business days of inability to access the consolidated obligation debt markets. The following table shows our sources of contingent liquidity to support operations for five business days compared to our liquidity needs at June 30, 2008 and December 31, 2007 (dollars in billions):

	June 30,	December 31,
	2008	2007

Unencumbered marketable assets maturing within one year	$4.9	$2.2
Advances maturing in seven days or less	7.1	7.5
Unencumbered assets available for repurchase agreement borrowings	9.1	6.8

Total	$21.1	$16.5

Liquidity needs for five business days	$13.8	$10.5

Second, Finance Board regulations require us to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this regulation at June 30, 2008 and December 31, 2007 (dollars in billions):

	June 30,	December 31,
	2008	2007

Advances with maturities not exceeding five years	$34.9	$31.4
Deposits in banks or trust companies	—	0.1

Total	$34.9	$31.5

Deposits[1]	$1.1	$0.9

[1]	Amount does not reflect the effect of reclassifications due to FIN 39-1.
Third, Finance Board regulations require us to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in the total consolidated obligations outstanding. The following table shows our compliance with this regulation at June 30, 2008 and December 31, 2007 (dollars in billions):

	June 30,	December 31,
	2008	2007

Total qualifying assets	$70.8	$60.6
Less: pledged assets	—	0.2

Total qualifying assets free of lien or pledge	$70.8	$60.4

Consolidated obligations outstanding	$65.3	$56.1

Operational and Contingent Liquidity—Bank policy requires that we maintain additional liquidity for day-to-day operational and contingency needs. Contingent liquidity should not be greater than available assets which include cash, money market, agency, and MBS securities. The Bank will maintain contingent liquidity to meet average overnight and one-week advances, meet the largest projected net cash outflow on any day over a projected 90-day period, and maintain repurchase agreement eligible assets of at least twice the largest projected net cash outflow on any day over a projected 90-day period.

The following table shows our contingent liquidity requirement at June 30, 2008 and December 31, 2007 (dollars in billions):

	June 30,	December 31,
	2008	2007

Contingent liquidity requirement	$(3.1)	$(3.7)
Available assets	8.4	5.9

Excess contingent liquidity	$5.3	$2.2

The Bank was in compliance with its contingent liquidity policy at June 30, 2008.
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
For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock plus retained earnings and excludes accumulated other comprehensive income. The following table shows the Bank’s compliance with the Finance Board’s capital requirements at June 30, 2008 and December 31, 2007 (dollars in millions):

	June 30, 2008		December 31, 2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$566	$3,447	$578	$3,124
Total capital-to-asset ratio	4.00%	4.87%	4.00%	5.14%
Total regulatory capital	$2,834	$3,447	$2,429	$3,124
Leverage ratio	5.00%	7.30%	5.00%	7.71%
Leverage capital	$3,542	$5,171	$3,036	$4,687
The decrease in the regulatory capital-to-asset ratio from 5.14 percent at December 31, 2007 to 4.87 percent at June 30, 2008, was primarily due to the increase in our assets at June 30, 2008. Although the ratio declined, it exceeds the regulatory requirement and we do not expect it to decline below that requirement. The Bank’s regulatory capital-to-asset ratio at June 30, 2008 and December 31, 2007 would have been 4.73 percent and 5.00 percent if all excess capital stock had been repurchased.

Capital Stock
We had 30.2 million shares of capital stock outstanding at June 30, 2008 compared with 27.2 million shares outstanding at December 31, 2007. We issued 29.7 million shares to members and repurchased 26.7 million shares from members during the six months ended June 30, 2008 compared to 4.0 million shares issued and 3.6 million shares repurchased for the same period in 2007. Approximately 85 percent and 86 percent of our capital stock outstanding at June 30, 2008 and December 31, 2007 was activity-based stock that fluctuates primarily with the outstanding balances of advances made to members and mortgage loans purchased from members.
The Bank’s capital stock balances categorized by type of financial services company, as well as capital stock held by former members, are noted in the following table at June 30, 2008 and December 31, 2007 (dollars in millions):

	June 30,	December 31,
Institutional Entity	2008	2007

Commercial Banks	$1,831	$1,556
Insurance Companies	927	925
Savings and Loan Associations and Savings Banks	179	160
Credit Unions	81	76
Former Members	41	46

Total regulatory capital stock	$3,059	$2,763

Our members are required to maintain a certain minimum capital stock investment in the Bank. The minimum investment requirements are designed so we remain adequately capitalized as member activity changes. To ensure we remain adequately capitalized within ranges established in the Capital Plan, these requirements may be adjusted upward or downward by the Bank’s Board of Directors. At June 30, 2008 and December 31, 2007, approximately 90 and 89 percent of our total capital was capital stock.
Members are required to purchase and maintain activity-based capital stock to support outstanding mortgage loans and advances. Changes in mortgage loan and advance balances are accompanied by changes in capital stock, unless the member already owns excess activity-based stock.
Stock owned by members in excess of their minimum investment requirements is known as excess stock. The Bank’s excess capital stock, including amounts classified as mandatorily redeemable capital stock, were $93.6 million and $95.1 million at June 30, 2008 and December 31, 2007. On July 18, 2008 the Bank repurchased $42.7 million of excess membership stock held by its members and non-members.

Mandatorily Redeemable Capital Stock
Although the mandatorily redeemable capital stock is not included in capital for financial reporting purposes, the Finance Board requires that such outstanding stock be considered capital for determining compliance with regulatory requirements.
At June 30, 2008, we had $42.8 million in capital stock subject to mandatory redemption from 49 members and former members. At December 31, 2007, we had $46.0 million in capital stock subject to mandatory redemption from 40 members and former members. This amount has been classified as mandatorily redeemable capital stock in the Statements of Condition in accordance with Statement of Financial Account Standards (SFAS) 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The following table shows the amount of capital stock subject to mandatory redemption by the time period in which we anticipate redeeming the capital stock based on our practices at June 30, 2008 and December 31, 2007 (dollars in millions):

	June 30,	December 31,
Year of Redemption[1]	2008	2007

Due in one year or less	$15	$14
Due after one year through two years	12	16
Due after two years through three years	7	9
Due after three years through four years	4	2
Due after four years through five years	5	4
Thereafter	—	1

Total	$43	$46

[1]	On July 18, 2008 the Bank voluntarily repurchased all excess membership stock, decreasing mandatorily redeemable capital stock and capital stock by $20.0 million and $22.7 million, respectively.
A majority of the capital stock subject to mandatory redemption at June 30, 2008 and December 31, 2007 was due to voluntary termination of membership as a result of a merger or consolidation into a nonmember or into a member of another FHLBank. The remainder of mandatorily redeemable capital stock was due to members requesting partial repurchases of excess stock. These partial repurchases amounted to $1.3 million and $0.4 million at June 30, 2008 and December 31, 2007.

Dividends
Effective June 19, 2008 the Bank replaced its reserve capital policy with a retained earnings policy. Under this policy, the Bank’s retained earnings minimum level is defined by the aggregation of market risk, credit risk, and operational risk components.
Under the new policy, if Economic Value of Capital Stock (EVCS), defined as the net present value of expected future cash flows divided by Book Value of Capital Stock (BVCS), is less than or equal to $100 per share, or net income results in retained earnings below the retained earnings minimum level, the Bank will establish either a dividend cap at not more than 80 percent of current earnings or an action plan, as deemed necessary by the Board of Directors. This will enable the Bank to return to targeted levels of retained earnings within twelve months. See “Economic Value of Capital Stock” on page 74 for EVCS results.
The Bank paid cash dividends of $52.3 million during the six months ended June 30, 2008 compared to $40.7 million during the same period of 2007. The annualized dividend rate paid was 4.25 percent during the six months ended June 30, 2008 and 2007. The dividend rate is driven by the Bank’s current and projected financial performance and capital position including the desired level of retained earnings.
Critical Accounting Policies and Estimates
Fair Values
The Bank carries certain assets and liabilities on the Statements of Condition at fair value, including investments classified as available-for-sale and derivatives. The Bank adopted SFAS 157, Fair Value Measurements (SFAS 157), on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes fair value hierarchy based on the inputs used to measure fair value and requires additional disclosures for instruments carried at fair value on the Statements of Condition. SFAS 157 defines “fair value” as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, or an exit price.
Fair values play an important role in the valuation of certain assets, liabilities, and hedging transactions of the Bank. Fair values are based on quoted market prices or market-based prices, if such prices are available. If quoted market prices or market-based prices are not available, fair values are determined based on valuation models that use either:
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
For further discussion regarding how the Bank measures financial assets and liabilities at fair value, see “Note 11 — Estimated Fair Values,” to the financial statements.
Legislative and Regulatory Developments
Changes to GSE Regulation
On July 30, 2008, the Housing and Economic Recovery Act of 2008 was enacted. The Housing Act is designed to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s financing authority, and address GSE reform issues. The Bank is currently reviewing the effect of the Housing Act on the Bank’s business and operations. Among significant provisions that directly affect the Bank, the Housing Act:
•	Creates a newly established federal agency regulator, the Federal Housing Finance Agency (Finance Agency), to become the new federal regulator of the FHLBanks, Fannie Mae, and Freddie Mac effective on the date of enactment of the Housing Act. The Finance Board, the FHLBanks’ former regulator, will be abolished one year after the date of enactment. Finance Board regulations, policies, and directives immediately transfer to the new Finance Agency and during the one year transition period, the Finance Board will be responsible for winding up its affairs. The Bank will be responsible for its share of the operating expenses for both the Finance Agency and the Finance Board;
•	Authorizes the U.S. Treasury to purchase obligations issued by the FHLBanks in any amount deemed appropriate by the U.S. Treasury under certain conditions. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4.0 billion. There were no such purchases by the U.S. Treasury through July 31, 2008 and the Bank has no immediate plans to utilize this Treasury authority;
•	Provides that the Director of the Finance Agency will be responsible for setting risk-based capital standards for the FHLBanks and other capital standards and reserve requirements for FHLBank activities and products;
•	Provides that the FHLBanks are subject to prompt corrective action enforcement provisions similar to those currently applicable to national banks and federal savings associations;

•	Provides the Director with broad conservatorship and receivership authority over the FHLBanks;
•	Provides that an FHLBank’s board of directors shall be comprised of thirteen directors, or such other number as the Director determines appropriate, a majority of which shall be persons who are directors or officers of members and a minimum of two-fifths of which shall be non-member “independent” directors (nominated by the Bank’s board of directors in consultation with the “Advisory Council” of the Bank). Two of the “independent” directors must have experience in consumer or community interests and the remaining directors must have demonstrated financial experience. The statutory “grandfathering” rules for the number of elective director seats by state remain, unless FHLBanks merge;
•	Removes the maximum statutory annual limit on board of directors’ compensation;
•	Provides the Director with certain authority over executive compensation;
•	Requires the Director to issue regulations to facilitate information sharing among the FHLBanks to, among other things, assess their joint and several liability obligations;
•	Provides the FHLBanks with express statutory exemptions from complying with certain provisions of the federal securities laws, consistent with the terms of existing correspondence from the SEC to the Bank dated September 28, 2005;
•	Allows FHLBanks to voluntarily merge with the approval of the Director and the FHLBanks’ respective boards and requires the Director to issue regulations regarding procedures for voluntary merger approvals, including procedures for FHLBank member approval;
•	Allows the Director to liquidate or reorganize an FHLBank upon notice and hearing;
•	Allows FHLBank districts to be reduced to less than eight districts as a result of a voluntary merger or as a result of the Director’s action to liquidate an FHLBank;
•	Provides FHLBank membership eligibility for “Community Development Financial Institutions”;
•	Redefines CFI members as those institutions that have assets not exceeding $1.0 billion and adds “community development activities” as eligible collateral for CFIs;
•	Authorizes the Director to establish low- and very low-income housing goals for the MPF program;
•	Authorizes the Bank on behalf of one or more members to issue letters of credit to support tax-exempt state and local bond issuances subject to existing collateral requirements. This authority expires December 31, 2010;
•	Authorizes the Bank under its Affordable Housing Program to provide funds for the refinancing of home loans for families having an income at or below 80 percent of the applicable area median income. This authority expires two years after enactment of the Housing Act.

Finance Board’s Temporary Increase on Purchase of MBS
On March 24, 2008, the Finance Board passed a resolution authorizing the FHLBanks to increase their purchases of agency MBS, effective immediately. Pursuant to the resolution, the limit on the FHLBank’s MBS investment authority would increase from 300 percent of capital to 600 percent of capital for two years. The resolution requires an FHLBank to notify the Finance Board prior to its first acquisition under the expanded authority and include in its notification a description of the risk management principles underlying its purchase. The expanded authority is limited to Fannie Mae and Freddie Mac securities. The securities purchased under the increased authority must be backed by mortgages that were originated after January 1, 2008 and are consistent with Federal bank regulatory guidance on nontraditional and subprime mortgage lending. The actual increase will depend on portfolio management decisions made by the Bank and is subject to the Bank meeting capital adequacy and other safety and soundness standards. The Board approved a strategy for the Bank to increase its investments in additional agency MBS in accordance with the Finance Board resolution to 450 percent of capital. The Bank has provided notification to the Finance Board, and did not receive an objection, for our intention to exercise the expanded investment authority.
Risk Management
We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, and business risk. Our primary objective is to manage assets, liabilities, and derivative exposures in ways that protect the par redemption value of capital stock from risks, including fluctuations in market interest rates and spreads. The Bank’s risk management strategies and limits are also designed to decrease unnecessary volatility in earnings. We periodically evaluate these strategies and limits in order to respond to changes in the Bank’s financial position and general market conditions. This periodic evaluation may continue to result in changes to the Bank’s risk management policies and/or risk measures.
Effective May 1, 2008 the Bank’s Board of Directors approved an amended Financial Risk Management Policy (FRMP). The amended FRMP provides the Bank with the ability to continue a robust risk management practice allowing for flexibility to make rational decisions in stressed interest rate environments.

The Bank’s Board of Directors determined that the Bank should operate under a risk management philosophy of maintaining an AAA rating. An AAA rating provides the Bank with ready access to funds in the capital markets. In line with this objective, the FRMP establishes risk measures, with limits consistent with the maintenance of an AAA rating, to monitor the Bank’s market risk, liquidity risk, and capital adequacy. The following is a list of the risk measures in place at June 30, 2008:

Market Risk:	Mortgage Portfolio Market Value Market Value of Capital Stock GAAP Earnings Per Share Sensitivity
Liquidity Risk:	Contingent Liquidity
Capital Adequacy:	Economic Capital Ratio Economic Value of Capital Stock
The amended FRMP replaces certain policy limits with management action triggers (MATs). The MATs require the Bank to closely monitor and measure the risks inherent in the Bank’s Statement of Condition but provide more flexibility to react prudently when certain trigger levels occur. While the Bank continues to monitor the risk measures noted above through the use of the MATs, management has identified Market Value of Capital Stock (MVCS) and EVCS as the Bank’s key risk measures with associated policy limits.
Market Risk/Capital Adequacy
We define market risk as the risk that net interest income or MVCS will change as a result of changes in market conditions such as interest rates, spreads, and volatilities. Interest rate risk was the predominant type of market risk exposure throughout the six months ended June 30, 2008 and throughout 2007. Our amended FRMP is designed to provide an asset and liability management framework to respond to changes in market conditions while minimizing balance sheet stress and income volatility. Bank management and the Board of Directors routinely review both the policy limits and the actual exposures to verify the interest rate risk in our balance sheet remains at prudent and reasonable levels.
The goal of the Bank’s interest rate risk management strategy is to manage interest rate risk by setting and operating within an appropriate framework and limits. The Bank’s general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities and hedges, which, taken together, limit the Bank’s expected exposure to market/interest rate risk. Management regularly monitors the Bank’s sensitivity to interest rate changes by monitoring its market risk measures in parallel and non-parallel interest rate shifts. Interest rate exposure is managed by the use of appropriate funding instruments and by employing hedging strategies. Hedging may occur for a single transaction or group of transactions as well as for the overall portfolio. The Bank’s hedge positions are evaluated regularly and are adjusted as deemed necessary by management. The Bank’s key market risk measure is quantified in the following discussion.

Market Value of Capital Stock
MVCS is defined by the Bank as the present value of assets minus the present value of liabilities plus the net present value of derivatives. See the “Net Market Value of Capital Stock” section in the Bank’s annual report on Form 10-K for additional information.
Effective May 1, 2008 the amended policy limits for MVCS are 5 percent and 10 percent declines from base case in the up and down 100 and 200 basis point parallel interest rate shift scenarios, respectively. Any breach of policy limits requires an immediate action to bring the exposure back within policy limits, as well as a report to the Board of Directors. Prior to May 1, 2008, the Bank was managing under limits of $5 per share and $10 per share in the up and down 100 and 200 basis point parallel interest rate shift scenarios.
The following tables show our MVCS and the percent per share change from base case, based on outstanding shares including shares classified as mandatorily redeemable, assuming instantaneous shifts in interest rates at each quarter-end during 2008 and 2007 (dollars in millions).

	Market Value of Capital Stock
	Down 200	Down 100	Base Case	Up 100	Up 200
2008
June	$2,501	$2,862	$2,968	$2,875	$2,727
March	$2,377	$2,618	$2,748	$2,675	$2,568
2007
December	$2,434	$2,509	$2,608	$2,609	$2,630
September	$2,215	$2,235	$2,258	$2,222	$2,148
June	$1,936	$1,978	$1,984	$1,966	$1,922
March	$1,807	$1,956	$1,992	$1,933	$1,842

	Percent Change from Base Case
	Down 200	Down 100	Base Case	Up 100	Up 200
2008
June	(15.73)%	(3.57)%	0.00%	(3.12)%	(8.13)%
March	(13.48)%	(4.72)%	0.00%	(2.65)%	(6.56)%
2007
December	(6.68)%	(3.81)%	0.00%	0.04%	0.84%
September	(1.92)%	(1.03)%	0.00%	(1.62)%	(4.88)%
June	(2.44)%	(0.32)%	0.00%	(0.91)%	(3.14)%
March	(9.29)%	(1.78)%	0.00%	(2.95)%	(7.51)%
The increase in MVCS at June 30, 2008 compared with December 31, 2007 was primarily attributable to an increase in activity-based capital stock requirements to support member activities related to advances. The increase was offset by increased OAS on our mortgage loans, and increased volatility in the market. To protect the MVCS from large interest rate swings, we use hedging transactions, such as entering into or canceling interest rate swaps on existing debt and altering the funding structures of new mortgage purchases.

At June 30 and March 31, 2008 the Bank’s MVCS fell below the 10 percent threshold in the down 200 basis point rate shift scenario. However, in February 2008 management received a temporary suspension of all policy limits pertaining to the down 200 basis point rate shift scenario from the Board of Directors due to the low rate environment as defined by the Finance Board. This suspension applies in low rate environments where a decline of 200 basis points is highly unlikely, and thus hedging against this event is not reasonable or economical.
Economic Value of Capital Stock
EVCS is defined by the Bank as the net present value of expected future cash flows, discounted at the Bank’s cost of funds, divided by BVCS expressed in dollars per share.
Effective May 1, 2008 the amended FRMP states that the EVCS should not be lower than $100 per share. Any breach of policy limits may result in the Bank establishing either a dividend cap at no more then 80 percent of current earnings, or an action plan, as deemed necessary by the Board of Directors, to enable the Bank to return to its desired level of retained earnings within twelve months. Prior to May 1, 2008 the Bank maintained a level of EVCS within policy limits consistent with the maintenance of an AAA rating and to ensure we had adequate capital.
The following table shows EVCS as a dollar per share, based on outstanding shares including shares classified as mandatorily redeemable, at each quarter-end during 2008 and 2007.
Economic Value of Capital Stock

2008
June	$105.13
March	$105.31
2007
December	$104.17
September	$107.41
June	$111.31
March	$112.17
The slight increase in EVCS at June 30, 2008 compared with December 31, 2007 was primarily attributable to the decrease in volatility in the market as well as an increase in interest rates. As volatility decreases and interest rates increase, expected future prepayments on the Bank’s mortgage portfolio decline thereby increasing expected future cash flows and increasing economic value of capital stock.

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
We assign discounted values to collateral pledged to the Bank based on its relative risk. At June 30, 2008 and December 31, 2007, borrowers pledged $80 billion and $73 billion of collateral (net of applicable discount or margin factors) to support $48 billion and $42 billion of advances and other activities with the Bank. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate liquidity availability and to borrow in the future.
At June 30, 2008 and December 31, 2007, seven borrowers had outstanding advances greater than $1.0 billion. These advance holdings represented approximately 51 and 58 percent of the total par value of advances outstanding at June 30, 2008 and December 31, 2007. For further discussion on our largest borrowers of advances, see “Advances” on page 50.

The following table shows our estimated fair value and percentage composition of collateral pledged to the Bank at June 30, 2008 and December 31, 2007 (dollars in billions):

	June 30, 2008		December 31, 2007
Collateral Type	Dollars	Percent	Dollars	Percent

Residential mortgage loans	$31.6	39.7%	$29.1	39.9%
Other real estate related collateral	19.0	23.9	17.3	23.6
Investment securities/insured loans	27.7	34.8	25.8	35.2
Secured small business, small farm, and small agribusiness loans	1.3	1.6	1.0	1.3

Total collateral	$79.6	100.0%	$73.2	100.0%

In light of recent market conditions, the Bank recognizes the additional risk that may be inherent in its collateral. At June 30, 2008, the Bank does not believe we have a material exposure to advance collateral.
Mortgage Assets
Mortgage asset credit risk is the risk that the Bank will not receive timely payments of principal and interest due from mortgage borrowers because of borrower defaults. Credit risk on mortgage assets is affected by numerous characteristics, including loan type, down payment amount, borrower’s credit history, and other factors such as home price appreciation. We are exposed to mortgage asset credit risk through our participation in the MPF program and certain investment activities.
The Bank offers a variety of MPF products to meet the differing needs of our members. The Bank allows participating members to select the products they want to use. These products include Original MPF, MPF 100, MPF 125, MPF Plus, and Original MPF Government. For additional discussion of our mortgage assets and MPF products, see “Mortgage Assets” in the Bank’s annual report on Form 10-K.

The following table presents the Bank’s MPF portfolio by product type at June 30, 2008 and December 31, 2007 at par value (dollars in billions):

	June 30, 2008		December 31, 2007
Product Type	Dollars	Percent	Dollars	Percent

Original MPF	$0.2	1.9%	$0.2	1.9%
MPF 100	0.1	0.9	0.1	0.9
MPF 125	1.6	15.1	1.2	11.0
MPF Plus	8.2	77.4	8.8	80.7

Total conventional loans	10.1	95.3	10.3	94.5

Government-insured loans	0.4	3.8	0.5	4.6

Total mortgage loans	10.5	99.1	10.8	99.1

MPF Shared Funding recorded in investments	0.1	0.9	0.1	0.9

Total MPF related assets	$10.6	100.0%	$10.9	100.0%

The MPF Shared Funding Certificates included in the preceding table are mortgage-backed certificates created from conventional conforming mortgages using a senior/subordinated tranche structure. The Bank’s investment is recorded in held-to-maturity securities. The following table shows our Shared Funding Certificates and credit ratings at June 30, 2008 and December 31, 2007 (dollars in millions):

	June 30,	December 31,
Credit Rating	2008	2007

AAA	$47	$51
AA	3	2

Total MPF Shared Funding Certificates	$50	$53

We also manage the credit risk on our mortgage loan portfolio by monitoring portfolio performance and the creditworthiness of our participating members. All loans purchased by the Bank must comply with underwriting guidelines which follow standards generally required in the secondary mortgage market.

We monitor the delinquency levels of our mortgage loan portfolio on a monthly basis. A summary of our delinquencies at June 30, 2008 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total

30 days	$79	$16	$95
60 days	17	5	22
90 days	6	2	8
Greater than 90 days	4	1	5
Foreclosures and bankruptcies	39	4	43

Total delinquencies	$145	$28	$173

Total mortgage loans outstanding	$10,140	$436	$10,576

Delinquencies as a percent of total mortgage loans	1.4%	6.4%	1.6%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.4%	1.1%	0.5%

A summary of our delinquencies at December 31, 2007 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total

30 days	$83	$20	$103
60 days	20	4	24
90 days	6	2	8
Greater than 90 days	1	1	2
Foreclosures and bankruptcies	41	4	45

Total delinquencies	$151	$31	$182

Total mortgage loans outstanding	$10,330	$461	$10,791

Delinquencies as a percent of total mortgage loans	1.5%	6.8%	1.7%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.4%	1.1%	0.4%

For additional information related to delinquent mortgage loans, see “Mortgage Assets” in the Bank’s annual report on Form 10-K.

The allowance for credit losses was $0.2 million and $0.3 million at June 30, 2008 and December 31, 2007. The Bank recorded charge-offs of $0 and $68,000 during the three and six month periods ended June 30, 2008 and no charge-offs during the three and six month periods ended June 30, 2007. The Bank did not have any recoveries during the three and six month periods ended June 30, 2008 and 2007. As a result of our quarterly 2008 allowance for credit losses reviews, the Bank determined that an allowance for credit losses of $0.2 million was sufficient to cover projected losses in our MPF portfolio. Our charge-off activity has historically been small relative to the loan and allowance balances as our mortgage loan portfolio is a relatively new portfolio.
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
At June 30, 2008 and December 31, 2007, the Bank had $32.0 million and $27.3 million of nonaccrual loans. Accrued interest income that was contractually owed to the Bank but not received on nonaccrual loans at June 30, 2008 and December 31, 2007 was $0.3 million. At June 30, 2008 and December 31, 2007, the Bank’s other assets included $7.7 million and $5.6 million of real estate owned.

In accordance with the Bank’s allowance for credit losses policy, the allowance estimate is based on historical loss experience, current delinquency levels, economic data, and other relevant factors using a pooled loan approach. On a regular basis, we monitor delinquency levels, loss rates, and portfolio characteristics such as geographic concentration, loan-to-value ratios, property types, loan age, and the level of credit enhancements provided by participating members. Other relevant factors evaluated in our methodology include changes in national/local economic conditions, changes in the nature of the portfolio, changes in the portfolio performance, and the existence and effect of geographic concentrations. The Bank monitors and reports portfolio performance regarding delinquency, nonperforming loans, and net charge-offs monthly. Adjustments to the allowance for credit losses are considered quarterly based upon charge-offs, current calculations for probability of default and loss severity, as well as the other relevant factors discussed above. Management periodically reports the status of the allowance for credit losses on mortgage loans to the Board of Directors. Management believes the Bank has policies and practices in place to manage this credit risk appropriately.
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
At June 30, 2008, we owned $9.1 billion of MBS, of which $9.0 billion were guaranteed by the U.S. government or issued by GSEs and $0.1 billion were private label securities backed by residential mortgage loans. At December 31, 2007, we owned $6.8 billion of MBS, of which $6.7 billion were guaranteed by the U.S. government or issued by GSEs and $0.1 billion were private label securities backed by residential mortgage loans. Our private label securities were all rated AA or better by a nationally recognized statistical rating organization (NRSRO) and were not backed by subprime loans or non traditional loans.
The Bank also invests in state housing finance agency bonds. At June 30, 2008 and December 31, 2007, we had $74.0 million of state agency bonds rated AA or higher.

Investments
We maintain an investment portfolio to provide liquidity. Finance Board regulations and policies adopted by the Board of Directors limit the type of investments we may purchase.
The largest unsecured exposure to any single short-term counterparty excluding GSE was $600 million at June 30, 2008 and $250 million at December 31, 2007. The following tables show our unsecured credit exposure to investment counterparties (including accrued interest receivable) at June 30, 2008 and December 31, 2007 (dollars in millions):

	June 30, 2008
	Certificates of	Commercial	Overnight	Term	Other
Credit Rating[1]	Deposit	Paper	Federal Funds	Federal Funds	Obligations[2]	Total
AAA	$—	$—	$—	$—	$—	$—
AA	—	—	1,465	1,702	24	3,191
A	—	—	1,354	300	10	1,664

Total	$—	$—	$2,819	$2,002	$34	$4,855

	December 31, 2007
	Certificates of	Commercial	Overnight	Term	Other
Credit Rating[1]	Deposit	Paper	Federal Funds	Federal Funds	Obligations[2]	Total

AAA	$—	$—	$—	$—	$219	$219
AA	—	200	—	780	45	1,025
A	101	—	580	453	17	1,151

Total	$101	$200	$580	$1,233	$281	$2,395

[1]	Credit rating is the lowest of S&P, Moody’s, and Fitch ratings stated in terms of the S&P equivalent.

[2]	Other obligations represent obligations in GSE and derivatives.
In order to minimize our counterparty credit risk exposure with unsecured investments, the Bank decreased the allowable term.

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
The Bank manages this credit risk by spreading its transactions among many highly rated counterparties, by entering into collateral exchange agreements with counterparties that include minimum collateral thresholds, and by monitoring its exposure to each counterparty at least monthly. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities if credit risk exposures rise above the minimum thresholds. During the second quarter of 2008, the Bank reduced its counterparty credit risk exposure by terminating certain derivatives. This allowed the Bank to maintain a stable risk profile.
Excluding mortgage delivery commitments that were fully collateralized, we had 27 and 26 active derivative counterparties at June 30, 2008 and December 31, 2007, most of which were large highly rated banks and broker-dealers. At June 30, 2008 and December 31, 2007, five counterparties represented approximately 59 percent and 55 percent, respectively, of the total notional amount of outstanding derivative transactions, and all five had a credit rating of A or better. At June 30, 2008, one counterparty with an AA credit rating, BNP Paribas, represented $8.4 million or approximately 26 percent of our net derivatives exposure after collateral. At December 31, 2007, one counterparty with an AA credit rating, JP Morgan Chase Bank, N.A., represented $17.1 million or approximately 28 percent of our net derivatives exposure after collateral. In addition, we had mortgage delivery commitment derivatives with notional amounts of $57.7 million at June 30, 2008 compared with $23.4 million at December 31, 2007, which were fully collateralized. Participating members are assessed a fee for failing to fulfill their mortgage delivery commitments.

The following tables show our derivative counterparty credit exposure at June 30, 2008 and December 31, 2007, excluding mortgage delivery commitments and after applying netting agreements and collateral (dollars in millions):

	June 30, 2008
			Total	Value	Exposure
Credit	Active	Notional	Exposure at	of Collateral	Net of
Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	3	$612	$—	$—	$—
AA	20	23,121	22	—	22
A	4	8,367	26	16	10

Total	27	$32,100	$48	$16	$32

	December 31, 2007
			Total	Value	Exposure
Credit	Active	Notional	Exposure at	of Collateral	Net of
Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	3	$1,485	$—	$—	$—
AA	19	33,779	67	23	44
A	4	5,594	25	8	17

Total	26	$40,858	$92	$31	$61

[1]	Credit rating is the lower of the S&P, Moody’s, and Fitch ratings stated in terms of the S&P equivalent.

[2]	Notional amounts serve as a factor in determining periodic interest amounts to be received and paid and generally do not represent actual amounts to be exchanged or directly reflect our exposure to counterparty credit risk.

[3]	For each counterparty, this amount includes derivatives with a net positive market value including the related accrued interest receivable/payable (net).

[4]	Amount equals total exposure at fair value less value of collateral pledged as determined at the counterparty level.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Market Risk/Capital Adequacy” beginning on page 72 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
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
Internal Control Over Financial Reporting
For the second quarter of 2008, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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
At June 30, 2008, five of the Bank’s mortgage insurance providers had their external ratings downgraded below AA- for claims paying ability or insurer financial strength by one or more NRSROs, and the NRSROs further indicated that the ratings for two other insurers might be downgraded. Rating downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to reimburse the Bank for claims under insurance policies. If a mortgage insurer fails to fulfill its obligations, the Bank may bear the full loss of the borrower default on the related mortgage loans, subject to credit risk sharing arrangements with PFIs. Effective July 31, 2008, the Bank determined that one mortgage insurer whose rating was downgraded to B+ will no longer be eligible to provide mortgage insurance under the MPF Program. The Bank had total credit exposure to these mortgage insurance providers of $163.1 million at June 30, 2008. The stated exposure does not include the recapture of the credit risk sharing arrangements described in “Mortgage Assets” at page 76. At June 30, 2008, due to the credit risk sharing arrangements in place, the Bank does not believe our exposure to mortgage insurance providers is material.

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

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)

Date:	August 11, 2008

By:	/s/ Richard S. Swanson Richard S. Swanson
President and Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the executive vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the executive vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.