Form 10-Q
period 2008-09-30
Federal Home Loan Bank of Des Moines
filed 2008-11-12
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2008

Class B Stock, par value $100	31,267,906

PART 1-FINANCIAL INFORMATION
Item 1. Financial Statements
FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(In thousands, except shares)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$556,628	$58,675
Interest-bearing deposits	183	136
Federal funds sold	2,056,000	1,805,000
Investments
Available-for-sale securities include $0 and $208,892 pledged as collateral at September 30, 2008 and December 31, 2007 that may be repledged (Note 3)	4,052,462	3,433,640
Held-to-maturity securities include $0 pledged as collateral at September 30, 2008 and December 31, 2007 that may be repledged (estimated fair value of $5,705,735 and $4,000,715 at September 30, 2008 and December 31, 2007 (Note 4)	5,759,643	4,005,017
Advances (Note 5)	63,897,296	40,411,688
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $208 at September 30, 2008 and $300 at December 31, 2007 (Note 6)	10,575,506	10,801,695
Accrued interest receivable	121,851	129,758
Premises and equipment, net	7,125	6,966
Derivative assets (Note 7)	16,868	60,468
Other assets	24,996	22,563

Total assets	$87,068,558	$60,735,606

LIABILITIES AND CAPITAL
LIABILITIES
Deposits
Interest-bearing	$1,328,488	$841,762
Noninterest-bearing demand	34,029	20,751

Total deposits	1,362,517	862,513

Securities sold under agreements to repurchase	—	200,000

Consolidated obligations, net (Note 8)
Discount notes	41,752,609	21,500,946
Bonds	39,217,453	34,564,226

Total consolidated obligations, net	80,970,062	56,065,172

Mandatorily redeemable capital stock	10,962	46,039
Accrued interest payable	367,317	300,907
Affordable Housing Program	42,456	42,622
Payable to REFCORP	11,450	6,280
Derivative liabilities (Note 7)	178,124	138,252
Other liabilities	21,056	21,598

Total liabilities	82,963,944	57,683,383

Commitments and contingencies (Note 12)

CAPITAL (Note 9)
Capital stock — Class B putable ($100 par value) authorized, issued, and outstanding 38,072,172 and 27,172,465 shares at September 30, 2008 and December 31, 2007	3,807,217	2,717,247
Retained earnings	404,077	361,347
Accumulated other comprehensive loss
Net unrealized loss on available-for-sale securities	(105,903)	(25,467)
Employee retirement plans	(777)	(904)

Total capital	4,104,614	3,052,223

Total liabilities and capital	$87,068,558	$60,735,606

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME
Advances	$371,974	$338,613	$1,090,671	$926,032
Advance prepayment fees, net	68	218	717	596
Interest-bearing deposits	4	171	63	400
Securities purchased under agreements to resell	—	3,792	—	11,904
Federal funds sold	18,294	49,324	64,726	153,317
Investments
Available-for-sale securities	31,695	40,031	101,839	70,495
Held-to-maturity securities	57,379	66,747	149,243	215,921
Mortgage loans held for portfolio	132,980	138,571	399,789	425,375
Loans to other FHLBanks	78	—	92	—

Total interest income	612,472	637,467	1,807,140	1,804,040

INTEREST EXPENSE
Consolidated obligations
Discount notes	173,247	116,840	490,812	282,618
Bonds	353,631	456,465	1,075,355	1,336,766
Deposits	5,662	10,906	20,559	37,416
Borrowings from other FHLBanks	—	27	7	41
Securities sold under agreements to repurchase	1	7,217	1,961	22,022
Mandatorily redeemable capital stock	265	535	1,081	2,343

Total interest expense	532,806	591,990	1,589,775	1,681,206

NET INTEREST INCOME	79,666	45,477	217,365	122,834
Provision for credit losses on mortgage loans	—	—	—	—

NET INTEREST INCOME AFTER MORTGAGE LOAN CREDIT LOSS PROVISION	79,666	45,477	217,365	122,834

OTHER INCOME
Service fees	573	530	1,734	1,671
Net realized gain on held-to-maturity securities	—	—	—	545
Net (loss) gain on derivatives and hedging activities	(2,143)	2,167	(12,516)	1,706
Other, net	(4,994)	912	(3,504)	2,494

Total other (loss) income	(6,564)	3,609	(14,286)	6,416

OTHER EXPENSE
Salaries and Benefits	6,432	5,875	19,409	17,819
Operating	3,437	3,307	10,615	10,246
Finance Agency	421	408	1,261	1,225
Office of Finance	444	244	1,464	823

Total other expense	10,734	9,834	32,749	30,113

INCOME BEFORE ASSESSMENTS	62,368	39,252	170,330	99,137

Affordable Housing Program	5,099	3,256	13,939	8,802
REFCORP	11,450	7,199	31,263	18,161

Total assessments	16,549	10,455	45,202	26,963

NET INCOME	$45,819	$28,797	$125,128	$72,174

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE DECEMBER 31, 2007	27,173	$2,717,247	$361,347	$(26,371)	$3,052,223

Proceeds from issuance of capital stock	49,030	4,903,067	—	—	4,903,067

Repurchase/redemption of capital stock	(38,102)	(3,810,236)	—	—	(3,810,236)

Net shares reclassified to mandatorily redeemable capital stock	(29)	(2,861)	—	—	(2,861)

Comprehensive income (loss)

Net income	—	—	125,128	—	125,128

Other comprehensive (loss) income

Net unrealized loss on available-for-sale securities	—	—	—	(80,436)	(80,436)

Employee retirement plans	—	—	—	127	127

Total comprehensive income (loss)	—	—	125,128	(80,309)	44,819

Cash dividends on capital stock (4.17% annualized)	—	—	(82,398)	—	(82,398)

BALANCE SEPTEMBER 30, 2008	38,072	$3,807,217	$404,077	$(106,680)	$4,104,614

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE DECEMBER 31, 2006	19,059	$1,905,878	$344,246	$(1,153)	$2,248,971

Proceeds from issuance of capital stock	9,720	971,990	—	—	971,990

Repurchase/redemption of capital stock	(5,486)	(548,562)	—	—	(548,562)

Net shares reclassified to mandatorily redeemable capital stock	184	18,402	—	—	18,402

Comprehensive income (loss)

Net income	—	—	72,174	—	72,174

Other comprehensive (loss) income

Net unrealized loss on available-for-sale securities	—	—	—	(12,040)	(12,040)

Employee retirement plans	—	—	—	117	117

Total comprehensive income (loss)	—	—	72,174	(11,923)	60,251

Cash dividends on capital stock (4.25% annualized)	—	—	(61,022)	—	(61,022)

BALANCE SEPTEMBER 30, 2007	23,477	$2,347,708	$355,398	$(13,076)	$2,690,030

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$125,128	$72,174

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums, discounts, and basis adjustments on investments, advances, mortgage loans, and consolidated obligations	9,526	49,183
Concessions on consolidated obligation bonds	6,082	3,393
Premises and equipment	756	723
Other	(128)	(441)
Gain on extinguishment of debt	(239)	—
Net realized gain from sale of held-to-maturity securities	—	(545)
Net change in fair value on derivatives and hedging activities	16,812	(21,843)
Net realized loss on disposal of premises and equipment	12	77
Net change in:
Accrued interest receivable	7,904	(37,630)
Accrued interest on derivatives	37,104	(26,127)
Other assets	(2,160)	1,164
Accrued interest payable	66,317	49,289
Affordable Housing Program (AHP) liability and discount on AHP advances	(203)	(1,526)
Payable to REFCORP	5,170	1,203
Other liabilities	(414)	83

Total adjustments	146,539	17,003

Net cash provided by operating activities	271,667	89,177

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(47)	11,264
Securities purchased under agreements to resell	—	305,000
Federal funds sold	(251,000)	(905,000)
Short-term held-to-maturity securities	300,097	1,003,181
Available-for-sale securities:
Proceeds from maturities	2,706,719	3,869,373
Purchases	(3,405,971)	(6,536,696)
Held-to-maturity securities:
Proceeds from maturities	493,070	630,109
Purchases	(2,544,821)	(70,000)
Advances to members:
Principal collected	256,009,755	59,267,325
Originated	(279,449,831)	(69,055,007)
Mortgage loans held for portfolio:
Principal collected	1,033,010	1,067,492
Originated or purchased	(813,233)	(270,573)
Additions to premises and equipment	(937)	(1,843)
Proceeds from sale of premises and equipment	10	131

Net cash used in investing activities	(25,923,179)	(10,685,244)

FINANCING ACTIVITIES
Net change in deposits	494,003	459,855
Decrease in securities sold under agreement to repurchase	(200,000)	(300,000)
Net proceeds from issuance of consolidated obligations
Discount notes	1,057,476,138	471,080,927
Bonds	16,628,956	6,300,985
Payments for maturing and retiring consolidated obligations
Discount notes	(1,037,228,631)	(462,027,231)
Bonds	(11,993,496)	(5,292,130)
Proceeds from issuance of capital stock	4,903,067	971,990
Net payments for repurchase/issuance of mandatorily redeemable capital stock	(37,938)	(124)
Payments for repurchase/redemption of capital stock	(3,810,236)	(548,562)
Cash dividends paid	(82,398)	(61,022)

Net cash provided by financing activities	26,149,465	10,584,688

Net increase (decrease) in cash and due from banks	497,953	(11,379)
Cash and due from banks at beginning of the period	58,675	30,181

Cash and due from banks at end of the period	$556,628	$18,802

Supplemental disclosures
Cash paid during the period for:
Interest	$1,529,511	$1,577,190
AHP	$14,105	$10,304
REFCORP	$26,093	$16,958
Transfer of MPF loans to real estate owned	$9,460	$6,623
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
Background Information
The Federal Home Loan Bank of Des Moines (the Bank) is a federally chartered corporation that is exempt from all federal, state, and local taxation except real property taxes and is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932, as most recently amended by the passage of the “Housing and Economic Recovery Act of 2008” (Housing Act) on July 30, 2008. Prior to the passage of the Housing Act, the Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the U.S. government, supervised and regulated the FHLBanks and the Federal Home Loan Bank’s Office of Finance (Office of Finance). With the passage of the Housing Act, the Federal Housing Finance Agency (Finance Agency) was established and became the new independent Federal regulator of the FHLBanks. The Finance Board will be abolished one year after the date of enactment of the Housing Act. During the one-year transition period, the Finance Board will be responsible for winding up its affairs. The Finance Agency’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner. In addition, the Finance Agency ensures that the FHLBanks carry out their housing finance mission and remain adequately capitalized. The Finance Agency establishes policies and regulations governing the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.
The FHLBanks serve the public by enhancing the availability of funds (advances and mortgage loans) for residential mortgages and targeted community development. The Bank provides a readily available, low cost source of funds to its member institutions and eligible housing associates in Iowa, Minnesota, Missouri, North Dakota, and South Dakota. Regulated financial depositories, community development financial institutions, and insurance companies engaged in residential housing finance may apply for membership. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock.

Note 1—Basis of Presentation
The accompanying unaudited financial statements of the Bank for the three and nine months ended September 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information required by GAAP for full year information and should be read in conjunction with the audited financial statements for the year ended December 31, 2007, which are contained in the Bank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.
Descriptions of the Bank’s significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” of the Bank’s 2007 audited financial statements in the annual report on Form 10-K.
Reclassifications. Certain amounts in the 2007 financial statements have been reclassified to conform to the third quarter 2008 presentation. In accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 39-1, Amendment of FIN No. 39 (FIN 39-1), the Bank recognized the effects of applying FIN 39-1 as a change in accounting principle through retrospective application for all financial statement periods presented. Previously, the cash collateral amounts arising from the same master netting arrangement as the derivative instruments were reported as interest-bearing deposits and the related accrued interest amounts were reported as accrued interest receivable and/or accrued interest payable, as applicable. These amounts are now components of “Derivative assets” and/or “Derivative liabilities.” For more information related to FIN 39-1, see “Note 2 — Recently Issued and Adopted Accounting Standards and Interpretations.”
Effective July 1, 2008 the Bank enhanced its segment methodology. Prior period amounts were reclassified to be consistent with the enhanced methodology presented at September 30, 2008. Refer to “Note 10 — Segment Information” for further details on this methodology change.

During the third quarter of 2008, on a retrospective basis, the Bank revised the classification of its investments in certificates of deposit, previously reported as interest-bearing deposits, to held-to-maturity securities in the Statements of Condition and Income based on the definition of a security under Statement of Financial Account Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). These financial instruments have been appropriately revised as held-to-maturity securities based on their short-term nature and the Bank’s history of holding them until maturity. This revision had no effect on total assets or net interest income and net income. The certificates of deposit that do not meet the definition of a security will continue to be classified as interest-bearing deposits on the Statements of Condition and Income.
At September 30, 2008 this revision did not impact the Bank’s Statements of Condition. At December 31, 2007 this revision resulted in the Bank classifying $100.0 million as held-to-maturity securities that was originally reported as interest-bearing deposits in the Statements of Condition. For the three and nine month periods ended September 30, 2008 this revision resulted in the Bank classifying $0.0 million and $0.6 million from interest-bearing deposits to held-to-maturity securities within net interest income in the Statements of Income. For the three and nine month periods ended September 30, 2007 this revision resulted in the Bank classifying $0.7 million and $1.6 million from interest-bearing deposits to held-to-maturity securities within net interest income in the Statements of Income.
Note 2—Recently Issued and Adopted Accounting Standards & Interpretations
FSP 157-3. On October 10, 2008 the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3), which clarifies the application of SFAS No. 157, Fair Value Measurements (SFAS 157) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Key existing principles of SFAS 157 illustrated in the example include:
•	A fair value measurement represents the price at which a transaction would occur between market participants at the measurement date.
•	In determining a financial asset’s fair value, use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are unavailable.
•	Broker or pricing service quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset.
FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. While revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate consistent with SFAS No. 154, Accounting Changes and Error Corrections, the related disclosure provisions for this change in accounting estimate would not be required. The Bank’s adoption of FSP 157-3 did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

FSP 133-1 and FIN 45-4. On September 12, 2008, the FASB issued FSP 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends SFAS 133 and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45) to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). FSP 133-1 and FIN 45-4 also amends SFAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value, and recourse provisions. Additionally, FSP 133-1 and FIN 45-4 amends FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which the Bank measures risk. While the Bank does not currently enter into credit derivatives, it does have guarantees — the FHLBanks’ joint and several liability on consolidated obligations and letters of credit. The provisions of FSP 133-1 and FIN 45-4 that amend SFAS 133 and FIN 45 are effective for fiscal years and interim periods ending after November 15, 2008 (December 31, 2008 for the Bank). Additionally, FSP 133-1 and FIN 45-4 clarifies that the disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008 (January 1, 2009 for the Bank). The Bank has determined that the adoption of FSP 133-1 and FIN 45-4 will result in increased financial statement disclosures.
SFAS 161. On March 19, 2008, the FASB issued SFAS 161. SFAS 161 is intended to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures that enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the Bank), with early application allowed. The Bank has determined that the adoption of SFAS 161 will result in increased financial statement disclosures.
SFAS 157 and 159. Effective January 1, 2008, the Bank adopted SFAS 157, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes hierarchy based on the inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. SFAS 159 allows an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. For additional information on the fair value of certain financial assets and liabilities, see “Note 11 — Estimated Fair Values,” to the financial statements. The effect of adopting SFAS 157 did not have a material impact to the Bank’s results of operations or financial condition. The Bank did not elect the fair value option, under SFAS 159, at January 1, 2008, to carry certain financial assets and liabilities at fair value in the financial statements.

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
Note 3—Available-for-Sale Securities
Major Security Types. Available-for-sale securities at September 30, 2008 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
State or local housing agency obligations	$79,000	$—	$—	$79,000

Mortgage-backed securities
Government-sponsored enterprises	4,079,365	—	105,903	3,973,462

Total	$4,158,365	$—	$105,903	$4,052,462

Available-for-sale securities at December 31, 2007 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
Government-sponsored enterprise obligations	$219,014	$62	$—	$219,076

Mortgage-backed securities
Government-sponsored enterprises	3,240,093	529	26,058	3,214,564

Total	$3,459,107	$591	$26,058	$3,433,640

Government-sponsored enterprise (GSE) obligations represented Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) debt securities. GSE mortgage-backed securities (MBS) represented Fannie Mae and Freddie Mac securities. During 2008 and at September 30, 2008 the Bank did not hold any preferred stock issued by Fannie Mae or Freddie Mac.
State or local housing agency obligations represented Housing Finance Agency (HFA) bonds that were purchased by the Bank from housing associates in the Bank’s district. For additional details, refer to “Note 12 — Commitments and Contingencies” at page 36.
The following table shows the available-for-sale securities with unrealized losses at September 30, 2008. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities
Government-sponsored enterprises	$3,133,553	$73,998	$839,909	$31,905	$3,973,462	$105,903

The following tables summarize the available-for-sale securities with unrealized losses at December 31, 2007. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities
Government-sponsored enterprises	$2,709,538	$26,058	$—	$—	$2,709,538	$26,058

Other than Temporary Impairment Analysis on Available-for-Sale Securities. The Bank believes that the unrealized losses on the Bank’s investment in available-for-sale securities are the result of the current interest-rate environment and illiquidity in the credit markets. All of the securities in a loss position are issued and guaranteed by Fannie Mae or Freddie Mac. To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the credit rating and related outlook or status, the creditworthiness of the issuers of the agency debt securities, and the duration and level of the unrealized loss. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. Through the Bank’s other than temporary impairment analysis, the facts discussed above, and the Bank’s ability and intent to hold these investments through to a recovery of fair value, which may be maturity, management has determined that all unrealized losses reflected above are temporary and the Bank does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

Note 4—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities at September 30, 2008 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
State or local housing agency obligations	$72,765	$1,851	$—	$74,616
Other	6,931	152	—	7,083

Total non-mortgage-backed securities	79,696	2,003	—	81,699

Mortgage-backed securities
Government-sponsored enterprises	5,536,940	22,600	69,136	5,490,404
U.S. government agency-guaranteed	54,635	41	339	54,337
MPF shared funding	48,422	—	3,953	44,469
Other	39,950	—	5,124	34,826

Total mortgage-backed securities	5,679,947	22,641	78,552	5,624,036

Total	$5,759,643	$24,644	$78,552	$5,705,735

Held-to-maturity securities at December 31, 2007 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
Certificates of deposit	$100,000	$—	$—	$100,000
Commercial paper	199,979	—	—	199,979
State or local housing agency obligations	73,960	2,888	—	76,848
Other	8,436	190	—	8,626

Total non-mortgage-backed securities	382,375	3,078	—	385,453

Mortgage-backed securities
Government-sponsored enterprises	3,457,801	14,393	20,302	3,451,892
U.S. government agency-guaranteed	64,099	303	65	64,337
MPF shared funding	53,142	—	1,136	52,006
Other	47,600	—	573	47,027

Total mortgage-backed securities	3,622,642	14,696	22,076	3,615,262

Total	$4,005,017	$17,774	$22,076	$4,000,715

GSE MBS investments represented Fannie Mae or Freddie Mac securities. U.S. government agency-guaranteed MBS represented Government National Mortgage Association (Ginnie Mae) securities and Small Business Administration (SBA) Pool Certificates. SBA Pool Certificates represent undivided interests in pools of the guaranteed portions of SBA loans. The SBA’s guarantee of the Pool Certificate is backed by the full faith and credit of the U.S. government. During 2008 and at September 30, 2008 the Bank did not hold any preferred stock issued by Fannie Mae or Freddie Mac.
State or local housing agency obligations represented HFA bonds purchased by the Bank from housing associates within its district. Other investments represented investments in municipal bonds, Small Business Investment Company (SBIC), and other non-Federal agency MBS.

The following table summarizes the held-to-maturity securities with unrealized losses at September 30, 2008. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities
Government-sponsored enterprises	$2,573,956	$47,787	$679,416	$21,349	$3,253,372	$69,136
U.S. government agency-guaranteed	39,069	288	3,378	51	42,447	339
MPF shared funding	—	—	44,469	3,953	44,469	3,953
Other	372	1	34,453	5,123	34,825	5,124

Total	$2,613,397	$48,076	$761,716	$30,476	$3,375,113	$78,552

The following table summarizes the held-to-maturity securities with unrealized losses at December 31, 2007. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

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

Other than Temporary Impairment Analysis on Held-to-Maturity Securities. The Bank believes that the unrealized losses on the Bank’s investment in held-to-maturity securities are the result of the current interest-rate environment and illiquidity in the credit markets. To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the agency debt securities; the duration and level of the unrealized loss; any credit enhancements or insurance; and certain other collateral-related characteristics such as delinquency rates and the security’s performance. Eighty-eight percent of the securities in a loss position are issued and guaranteed by Fannie Mae or Freddie Mac. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. Through the Bank’s other than temporary impairment analysis, the facts discussed above, and the Bank’s ability and intent to hold these investments to maturity, management has determined that all unrealized losses reflected above are temporary and the Bank does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

Note 5—Advances
Redemption Terms. The following table shows the Bank’s advances outstanding (dollars in thousands):

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %

Overdrawn demand deposit accounts	$1,465	—	$414	—
Due in one year or less	30,816,345	2.63	19,817,080	4.50
Due after one year through two years	5,591,921	4.03	3,498,660	4.88
Due after two years through three years	9,108,664	3.23	2,907,585	5.13
Due after three years through four years	3,227,999	3.72	2,225,344	5.04
Due after four years through five years	3,998,490	3.37	2,965,609	4.78
Thereafter	10,717,129	4.03	8,607,244	4.71

Total par value	63,462,013	3.18	40,021,936	4.68

Commitment fees	(1)		(2)
Discounts on AHP advances	(53)		(90)
Premiums	397		449
Discounts	(10)		(37)
Hedging fair value adjustments
Cumulative fair value gain	264,880		382,899
Basis adjustments from terminated hedges	170,070		6,533

Total	$63,897,296		$40,411,688

The Bank offers advances where the member has the right to prepay the advance on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may be prepaid only by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At September 30, 2008 and December 31, 2007, the Bank had callable advances of $8.5 billion and $1.3 billion.
The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates (put dates), and the borrower may apply for a new advance at the prevailing market rate. At September 30, 2008 and December 31, 2007, the Bank had putable advances of $8.4 billion and $7.5 billion.
Interest Rate Payment Terms. The following table shows advances by interest rate payment type (dollars in thousands):

	September 30,	December 31,
	2008	2007
Par amount of advances
Fixed rate	$50,198,499	$35,303,332
Variable rate	13,263,514	4,718,604

Total	$63,462,013	$40,021,936

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

Mortgage loans with an original contractual maturity of 15 years or less are classified as medium-term, and all other mortgage loans are classified as long-term. The following table presents information on mortgage loans held for portfolio (dollars in thousands):

	September 30,	December 31,
	2008	2007
Real Estate:
Fixed rate medium-term single family mortgages	$2,450,064	$2,569,808
Fixed rate long-term single family mortgages	8,117,999	8,220,921

Total par value	10,568,063	10,790,729

Premiums	87,748	96,513
Discounts	(83,969)	(93,094)
Basis adjustments from mortgage loan commitments	3,872	7,847
Allowance for credit losses	(208)	(300)

Total mortgage loans held for portfolio, net	$10,575,506	$10,801,695

The par value of mortgage loans held for portfolio outstanding at September 30, 2008 and December 31, 2007 consisted of government-insured loans totaling $427.1 million and $461.1 million and conventional loans totaling $10.1 billion and $10.3 billion, respectively.
The allowance for credit losses was $0.2 million and $0.3 million at September 30, 2008 and December 31, 2007. The Bank recorded charge-offs of $24,000 and $92,000 during the three and nine month periods ended September 30, 2008 and no charge-offs during the three and nine month periods ended September 30, 2007. The Bank did not have any recoveries during the three and nine month periods ended September 30, 2008 and 2007. At September 30, 2008 and December 31, 2007, the Bank had $35.0 million and $27.3 million of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $0.4 million and $0.3 million at September 30, 2008 and December 31, 2007. At September 30, 2008 and December 31, 2007, the Bank’s other assets included $8.9 million and $5.6 million of real estate owned.

The Bank’s management of credit risk in the MPF program involves several layers of legal loss protection that are defined in agreements among the Bank and its participating members. Though the nature of these layers of loss protection differs slightly among the MPF products we offer, each product contains similar credit risk structures. For conventional loans, the credit risk structure contains the following layers of loss protections in order of priority:
•	Homeowner equity.
•	Primary Mortgage Insurance for all loans with home owner equity of less than 20 percent of the original purchase price or appraised value.
•	First Loss Account (FLA) established by the Bank. FLA is a memorandum account for tracking losses and such losses are either recoverable from future payments of performance based credit enhancement fees to the member or absorbed by the Bank. The Bank records credit enhancement fees paid to members as a reduction to mortgage loan interest income. Credit enhancement fees totaled $4.7 million and $5.1 million for the three months ended September 30, 2008 and 2007 and $14.4 million and $15.8 million for the nine months ended September 30, 2008 and 2007.
•	Credit enhancements provided by participating members.
•	Losses greater than credit enhancements provided by members are the responsibility of the Bank. The Bank utilizes an allowance for any estimated losses beyond the above layers.
Note 7—Derivatives and Hedging Activities
The Bank may enter into interest rate swaps, swaptions, caps, floors, calls, puts, and futures and forward contracts (collectively, derivatives) to manage its exposure to changes in interest rates. See the Bank’s annual report on Form 10-K for additional information regarding the Bank’s derivative and hedging activities.
The Bank recorded the following net (loss) gain on derivatives and hedging activities in other income (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net gain (loss) related to fair value hedge ineffectiveness	$597	$616	$(782)	$697
Net (loss) gain related to economic hedges	(2,740)	1,551	(11,734)	1,009

Net (loss) gain on derivatives and hedging activities	$(2,143)	$2,167	$(12,516)	$1,706

During the third quarter of 2008, the Bank realized a $0.4 million loss within net (loss) gain on derivatives and hedging activities as a result of Lehman Brothers Holding Inc. declaring bankruptcy.
The following table categorizes the notional amount and the estimated fair value of derivatives, excluding accrued interest, by derivative instrument and type of accounting treatment (dollars in thousands):

	September 30, 2008		December 31, 2007
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$24,619,973	$(247,916)	$31,225,432	$(183,819)
Economic	933,595	904	1,410,000	(2,015)
Interest rate swaptions
Economic	4,750,000	144	6,500,000	973
Interest rate caps
Economic	1,840,000	10,182	1,700,000	679
Forward settlement agreements
Economic	98,500	1,041	22,500	(28)
Mortgage delivery commitments
Economic	99,751	(962)	23,425	68

Total notional and fair value	$32,341,819	$(236,607)	$40,881,357	$(184,142)

Total derivatives, excluding accrued interest		(236,607)		(184,142)
Accrued interest		100,687		137,791
Net cash collateral		(25,336)		(31,433)

Net derivative balance		$161,256		$(77,784)

Net derivative assets		16,868		60,468
Net derivative liabilities		(178,124)		(138,252)

Net derivative balance		$(161,256)		$(77,784)

At September 30, 2008 and December 31, 2007, the Bank’s maximum credit risk, before collateral, related to derivative counterparties was $42.2 million and $91.9 million. These totals include $35.8 million and $76.4 million of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash from counterparties of $25.3 million and $31.4 million as collateral at September 30, 2008 and December 31, 2007.

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
The par amounts of the outstanding consolidated obligations of the 12 FHLBanks were approximately $1,327.9 billion and $1,189.6 billion at September 30, 2008 and December 31, 2007.
Bonds. The following table shows the Bank’s bonds outstanding by year of contractual maturity (dollars in thousands):

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %

Due in one year or less	$9,717,500	3.19	$6,437,800	4.19
Due after one year through two years	7,978,400	4.05	5,628,300	4.66
Due after two years through three years	4,893,650	4.16	4,328,950	4.71
Due after three years through four years	2,550,950	4.47	2,754,300	4.99
Due after four years through five years	2,628,400	4.42	2,017,950	4.74
Thereafter	8,817,200	5.11	10,587,200	5.17
Index amortizing notes	2,470,588	5.12	2,667,322	5.12

Total par value	39,056,688	4.21	34,421,822	4.80

Premiums	53,241		48,398
Discounts	(43,218)		(37,650)
Hedging fair value adjustments
Cumulative fair value loss	30,201		226,071
Basis adjustments from terminated hedges	120,541		(94,415)

Total	$39,217,453		$34,564,226

The following table shows the Bank’s total bonds outstanding (dollars in thousands):

	September 30,	December 31,
	2008	2007
Par amount of consolidated bonds
Noncallable or nonputable	$34,115,388	$26,044,522
Callable	4,941,300	8,377,300

Total par value	$39,056,688	$34,421,822

Interest Rate Payment Terms. The following table shows the Bank’s bonds by interest rate payment type (dollars in thousands):

	September 30,	December 31,
	2008	2007
Par amount of consolidated bonds:
Fixed rate	$36,946,688	$33,967,822
Simple variable rate	2,110,000	265,000
Step-up	—	50,000
Range bonds	—	139,000

Total par value	$39,056,688	$34,421,822

Extinguishment of Debt. Gains on early extinguishment of debt totaled $0.2 million for the nine months ended September 30, 2008 due to the extinguishment of a bond with a par value of $500.0 million in April 2008. There was no gain or loss on early extinguishment of debt for the nine months ended September 30, 2007. The gains on early extinguishment of debt were recorded as a component of other income in the Statements of Income.
Discount Notes. Discount notes are issued to raise short-term funds that have original maturities up to 365/366 days. These notes are issued at less than their face amount and redeemed at par value when they mature.
The Bank’s discount notes were as follows (dollars in thousands):

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate %	Amount	Rate %

Par value	$41,821,687	2.02	$21,544,125	4.10
Discounts	(68,257)		(43,179)
Hedging fair value adjustments
Cumulative fair value gain	(821)		—

Total	$41,752,609		$21,500,946

Note 9—Capital
The Bank must maintain at all times permanent capital in an amount at least equal to the sum of its credit, market, and operations risk capital requirements, calculated in accordance with Bank policy and rules and regulations of the Finance Agency. Only permanent capital, defined by the Finance Agency as Class B stock and retained earnings, satisfies this risk based capital requirement. Regulatory capital, as defined by the Finance Agency, includes mandatorily redeemable capital stock and excludes accumulated other comprehensive income. The Bank is also required to maintain at least a four percent total capital-to-asset ratio.
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements (dollars in thousands):

	September 30, 2008		December 31, 2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Total capital-to-asset ratio	4.00%	4.85%	4.00%	5.14%
Total regulatory capital	$3,482,742	$4,222,256	$2,429,424	$3,124,633
Mandatorily Redeemable Capital Stock. At September 30, 2008 and December 31, 2007 the Bank had $11.0 million and $46.0 million in capital stock subject to mandatory redemption. These amounts have been classified as “mandatorily redeemable capital stock” in the Statements of Condition. On July 18, 2008 the Bank voluntarily repurchased $20.0 million of mandatorily redeemable capital stock classified as excess membership stock.
The following table summarizes the Bank’s activity related to mandatorily redeemable capital stock (dollars in thousands):

	September 30,	December 31,
	2008	2007
Balance, beginning of year	$46,039	$64,852

Mandatorily redeemable stock issued	49	13,468
Capital stock subject to mandatory redemption reclassified from equity	2,861	6,326

Capital stock previously subject to mandatory redemption reclassified to equity	—	(24,112)
Redemption of mandatorily redeemable capital stock	(37,987)	(14,495)

Balance, end of period	$10,962	$46,039

Note 10—Segment Information
Effective July 1, 2008 the Bank enhanced its internal segment methodology and modified the segment information reported below to reflect this change. The Bank maintained the two primary operating segments; however, the products included within each segment were slightly modified to reflect the manner in which management evaluates the Bank’s financial information. In particular, HFA and SBA investments were reclassified from the Member Finance segment to the Mortgage Finance segment as a result of their underlying mortgage characteristics. In addition, the Bank modified its allocation of capital to each segment. Previously the Bank’s allocation of capital only included estimated capital stock for each segment. This was modified to include the estimated amount of capital stock, retained earnings and other comprehensive income (OCI) for each segment. A summary of each segment’s products and services can be found below.
The Member Finance segment includes advances, investments (excluding MBS, HFA, and SBA investments), and their related funding. Income from the Member Finance segment is derived primarily from the difference, or spread, between the yield on advances and investments and the borrowing and hedging costs related to those assets.
The Mortgage Finance segment includes mortgage loans acquired through the MPF program and MBS, HFA, and SBA investments, and their related funding. Income from the Mortgage Finance segment is derived primarily from the difference, or spread, between the yield on mortgage loans and MBS, HFA, and SBA investments and the borrowing and hedging costs related to those assets.
Capital is allocated to the Member Finance and Mortgage Finance segments based on each segment’s amount of capital stock, retained earnings, and OCI.
The Bank continues to evaluate performance of the segments based on adjusted net interest income after mortgage loan credit loss provision. Adjusted net interest income is net interest income adjusted for economic hedging costs included in other income.

The following table shows the Bank’s financial performance by operating segment (dollars in thousands). Prior period 2007 amounts have been adjusted to reflect the Bank’s enhanced segment methodology.

	Member	Mortgage
	Finance	Finance	Total
Three months ended September 30, 2008
Adjusted net interest income	$45,366	$34,528	$79,894
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$45,366	$34,528	$79,894

Average assets for the period	$55,233,574	$19,808,500	$75,042,074
Total assets at period end	$66,687,877	$20,380,681	$87,068,558

Three months ended September 30, 2007
Adjusted net interest income	$38,083	$7,337	$45,420
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$38,083	$7,337	$45,420

Average assets for the period	$31,878,080	$16,238,644	$48,116,724
Total assets at period end	$35,988,390	$16,890,373	$52,878,763
The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. Net interest income does not include these amounts in the Statements of Income for financial reporting purposes. Interest income and interest expense associated with economic hedges are recorded in other income in “Net (loss) gain on derivatives and hedging activities” on the Statements of Income. The following table reconciles the Bank’s financial performance by operating segment to the Bank’s total income before assessments (dollars in thousands):

	Three Months Ended
	September 30,
	2008	2007

Adjusted net interest income after mortgage loan credit loss provision	$79,894	$45,420
Adjustments for net interest (expense) income on economic hedges	(228)	57

Net interest income after mortgage loan credit loss provision	79,666	45,477

Other (loss) income	(6,564)	3,609
Other expenses	10,734	9,834

Income before assessments	$62,368	$39,252

The following table shows the Bank’s financial performance by operating segment (dollars in thousands). Prior period 2007 amounts have been adjusted to reflect the Bank’s enhanced segment methodology.

	Member	Mortgage
	Finance	Finance	Total
Nine months ended September 30, 2008
Adjusted net interest income	$133,953	$81,115	$215,068
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$133,953	$81,115	$215,068

Average assets for the period	$50,015,549	$18,664,887	$68,680,436
Total assets at period end	$66,687,877	$20,380,681	$87,068,558

Nine months ended September 30, 2007
Adjusted net interest income	$99,719	$23,016	$122,735
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$99,719	$23,016	$122,735

Average assets for the period	$29,978,412	$15,926,964	$45,905,376
Total assets at period end	$35,988,390	$16,890,373	$52,878,763
The following table reconciles the Bank’s financial performance by operating segment to the Bank’s total income before assessments (dollars in thousands):

	Nine Months Ended September 30,
	2008	2007

Adjusted net interest income after mortgage loan credit loss provision	$215,068	$122,735
Adjustments for net interest income on economic hedges	2,297	99

Net interest income after mortgage loan credit loss provision	217,365	122,834

Other (loss) income	(14,286)	6,416
Other expenses	32,749	30,113

Income before assessments	$170,330	$99,137

Note 11—Estimated Fair Values
Estimated fair values are determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2008 and December 31, 2007. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions.
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
The Bank has executed standby bond purchase agreements with state housing associates within its district. The estimated fair value of these standby bond purchase agreements is calculated using the present value of expected future fees related to the agreements. The discount rates used in the calculations are based on municipal spreads over the Treasury curve, which are comparable to discount rates used to value the underlying bonds. Upon purchase of any bonds under these agreements, the Bank estimates fair value based upon the available-for-sale securities fair value methodology.
For further details on the Bank’s valuation techniques see “Note 19 — Estimated Fair Values” in the Bank’s annual report on Form 10-K filed on March 14, 2008.
SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value in the financial statements. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. In addition, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. Upon adoption and at September 30, 2008, the Bank made no elections, under SFAS 159, to record specific financial assets and liabilities at fair value.

The carrying values and estimated fair values of the Bank’s financial instruments at September 30, 2008 were as follows (dollars in thousands):
FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value
Assets
Cash and due from banks	$556,628	$—	$556,628
Interest-bearing deposits	183	—	183
Federal funds sold	2,056,000	—	2,056,000
Available-for-sale securities	4,052,462	—	4,052,462
Held-to-maturity securities	5,759,643	(53,908)	5,705,735
Advances	63,897,296	(545,361)	63,351,935
Mortgage loans held for portfolio, net	10,575,506	(134,213)	10,441,293
Accrued interest receivable	121,851	—	121,851
Derivative assets	16,868	—	16,868

Liabilities
Deposits	(1,362,517)	215	(1,362,302)

Consolidated obligations
Discount notes	(41,752,609)	16,570	(41,736,039)
Bonds	(39,217,453)	148,269	(39,069,184)

Consolidated obligations, net	(80,970,062)	164,839	(80,805,223)

Mandatorily redeemable capital stock	(10,962)	—	(10,962)
Accrued interest payable	(367,317)	—	(367,317)
Derivative liabilities	(178,124)	—	(178,124)

Other
Standby letters of credit	(1,056)	—	(1,056)
Commitments to extend credit for mortgage loans	(13,153)	49	(13,104)
Standby bond purchase agreements	1,022	(218)	804

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2007 were as follows (dollars in thousands):
FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value
Assets
Cash and due from banks	$58,675	$—	$58,675
Interest-bearing deposits	136	—	136
Federal funds sold	1,805,000	—	1,805,000
Available-for-sale securities	3,433,640	—	3,433,640
Held-to-maturity securities	4,005,017	(4,302)	4,000,715
Advances	40,411,688	121,866	40,533,554
Mortgage loans held for portfolio, net	10,801,695	(130,595)	10,671,100
Accrued interest receivable	129,758	—	129,758
Derivative assets	60,468	—	60,468

Liabilities
Deposits	(862,513)	4	(862,509)
Securities sold under agreements to repurchase	(200,000)	(347)	(200,347)

Consolidated obligations
Discount notes	(21,500,946)	767	(21,500,179)
Bonds	(34,564,226)	(450,582)	(35,014,808)

Consolidated obligations, net	(56,065,172)	(449,815)	(56,514,987)

Mandatorily redeemable capital stock	(46,039)	—	(46,039)
Accrued interest payable	(300,907)	—	(300,907)
Derivative liabilities	(138,252)	—	(138,252)

Other
Standby letters of credit	(765)	—	(765)
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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The types of assets and liabilities carried at Level 1 fair value include certain derivative contracts such as forward settlement agreements that are highly liquid and actively traded in over-the-counter markets.
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The types of assets and liabilities carried at Level 2 fair value include the Bank’s investment securities such as commercial paper, state or local housing agency obligations, and MBS, including U.S. government agency and certain derivative contracts.
Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs supported by little or no market activity or by the entity’s own assumptions. The Bank does not currently have any assets and liabilities carried at Level 3 fair value.
The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value is first determined based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based information available to the Bank as inputs to the models. Described below is the Bank’s fair value measurement methodologies for assets and liabilities carried in the Statements of Condition at fair value.
Available-for-Sale Investment Securities. The estimated fair value is determined based on each security’s quoted price excluding accrued interest as of the last business day of the period. When quoted prices are not available, the estimated fair value is determined by calculating the present value of expected future cash flows and reducing the amount for accrued interest receivable.
Derivative Assets and Liabilities. The Bank bases the estimated fair values of derivatives with similar terms on available market prices including accrued interest receivable and payable. The estimated fair value is based on the LIBOR swap curve and forward rates at period end and, for agreements containing options, the market’s expectations of future interest rate volatility implied from current market prices of similar options. The estimated fair values use standard valuation techniques for derivatives, such as discounted cash-flow analysis and comparisons to similar instruments. The fair values are netted with cash collateral by counterparty where such legal right of offset exists. If these amounts are positive, they are classified as an asset and if negative a liability.

SFAS 157 clarified that the valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and must also take into account the company’s own credit standing. The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments for credit were deemed necessary to the recorded fair values of derivative assets and liabilities in the Statements of Condition at September 30, 2008 and December 31, 2007.
The following tables present for each SFAS 157 hierarchy level, the FHLBanks’ assets and liabilities that are measured at fair value on its Statements of Condition (in thousands):

	Fair Value Measurements at September 30, 2008 Using:
				Netting
	Level 1	Level 2	Level 3	Adjustment[1]	Total
Assets
Available-for-sale investments	$—	$4,052,462	$—	$—	$4,052,462
Derivative assets	1,053	200,705	—	(184,890)	16,868

Total assets at fair value	$1,053	$4,253,167	$—	$(184,890)	$4,069,330

Liabilities
Derivative liabilities	$(12)	$(337,666)	$—	$159,554	$(178,124)

Total liabilities at fair value	$(12)	$(337,666)	$—	$159,554	$(178,124)

[1]	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Net cash collateral plus accrued interest totaled $25,336 at September 30, 2008.
For instruments carried at fair value in the Statements of Condition, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification to the hierarchy level for certain financial assets or liabilities.

Note 12—Commitments and Contingencies
As described in Note 8, the 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations, as determined or approved by the Finance Agency. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank. The par amounts of the outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $1,247.0 billion and $1,133.7 billion at September 30, 2008 and December 31, 2007.
During the third quarter of 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. The Bank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of September 30, 2008 the Bank had provided the U.S. Treasury with a listing of advance collateral amounting to $27.1 billion, which provides for maximum borrowings of $24.0 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of September 30, 2008 the Bank has not drawn on this available source of liquidity.
Standby letters of credit are executed with members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $2.1 billion at September 30, 2008, and had original terms between 5 days and 13 years with a final expiration in 2020. Outstanding standby letters of credit were $1.8 billion at December 31, 2007, and had original terms between 9 days and 13 years with a final expiration in 2020. Unearned fees are recorded in other liabilities and amounted to $1.1 million and $0.8 million at September 30, 2008 and December 31, 2007.
Commitments that unconditionally obligate the Bank to fund/purchase mortgage loans from members in the MPF program totaled $112.9 million and $23.4 million at September 30, 2008 and December 31, 2007. Commitments are generally for periods not to exceed forty-five business days. Commitments that obligate the Bank to purchase closed mortgage loans from its members are considered derivatives under SFAS 149, and their estimated fair value at September 30, 2008 and December 31, 2007 is reported in Note 7 as mortgage delivery commitments.

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
The par value of discount notes that had traded but not settled at September 30, 2008 and December 31, 2007 were $268.3 million and $0.0 million. The Bank entered into $1.1 billion and $49.8 million par value traded but not settled bonds at September 30, 2008 and December 31, 2007. The Bank entered into derivatives with a notional value of $0.6 billion and $0.5 billion that had traded but not settled at September 30, 2008 and December 31, 2007. The Bank generally executes derivatives with large highly rated banks and broker-dealers and enters into bilateral collateral agreements.
At September 30, 2008, the Bank had executed six standby bond purchase agreements with state housing associates within its district whereby the Bank would be required to purchase bonds under circumstances defined in each agreement. The Bank would hold investments in the bonds until the designated remarketing agent could find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the standby bond purchase agreement. The six outstanding standby bond purchase agreements total $129.3 million and expire seven years after execution, with a final expiration in 2015. The Bank received fees for the guarantees that amounted to $0.1 million for the three and nine months ended September 30, 2008. As of September 30, 2008 the Bank was required to purchase $79.0 million of HFA bonds under two of these standby bond purchase agreements. These HFA bonds are classified as available-for-sale investments on the Statements of Condition. See “Note 3 — Available-for-Sale Securities” at page 12 for further information.
The Bank may be subject to legal proceedings that arise in the normal course of business. The Bank presently is not aware of any pending or threatened legal proceedings.

Note 13—Activities with Stockholders and Housing Associates
Under the Bank’s Capital Plan, voting rights conferred upon the Bank’s members are for the election of member directors and independent directors. In accordance with the Housing Act, the FHLBank Act, and Finance Agency regulations, members now elect all directors that will serve on the Bank’s Board of Directors for terms beginning January 1, 2009. Member directorships are designated to one of the five states in the Bank’s district and a member is entitled to nominate and vote for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable member directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that state as of the record date for voting. The remaining independent directors are nominated by the Bank’s Board of Directors after consultation with the FHLBank’s Affordable Housing Advisory Council, and then voted upon by all members within the Bank’s five-state district. Independent directorships must receive at least 20 percent of the number of votes eligible to be cast in the election in order to be elected. Non-member stockholders are not entitled to cast votes for the election of directors. At September 30, 2008 and December 31, 2007, no member owned more than 10 percent of the voting interests of the Bank due to statutory limits on members’ voting rights as discussed above.
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

The following table shows transactions with members and their affiliates, former members and their affiliates, and housing associates (dollars in thousands):

	September 30,	December 31,
	2008	2007

Assets:
Deposits	$520,833	$568
Federal funds sold	290,000	135,000
Available-for-sale securities[1]	79,000	—
Held-to-maturity securities[1]	72,765	73,960
Advances	63,897,296	40,411,688
Accrued interest receivable	50,181	48,622
Derivative assets	51	9,608
Other assets	188	77

Total	$64,910,314	$40,679,523

Liabilities:
Deposits	$1,335,377	$845,127
Mandatorily redeemable capital stock	10,962	46,039
Accrued interest payable	477	779
Derivative liabilities	25,124	27,698
Other liabilities	1,056	765

Total	$1,372,996	$920,408

Notional amount of derivatives	$638,426	$2,912,091
Notional amount of standby letters of credit	2,073,379	1,760,006
Notional amount of standby bond purchase agreements	129,349	—

[1]	Available-for-sale securities and held-to-maturity securities consist of state or local housing agency obligations.

Transactions with Directors’ Financial Institutions. In the normal course of business, the Bank extends credit to its members whose directors and officers serve as its directors (Directors’ Financial Institutions). Finance Agency regulations require that transactions with Directors’ Financial Institutions be subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. At September 30, 2008 and December 31, 2007, advances outstanding to the Bank Directors’ Financial Institutions aggregated $615.3 million and $207.1 million, representing 1.0 percent and 0.5 percent of the Bank’s total outstanding advances. There were $1.3 million and $0.6 million in mortgage loans originated by the Bank Directors’ Financial Institutions during the three months ended September 30, 2008 and 2007. Mortgage loans originated by the Bank Directors’ Financial Institutions were approximately $3.0 million and $1.1 million during the nine months ended September 30, 2008 and 2007. At September 30, 2008 and December 31, 2007, capital stock outstanding to the Bank Directors’ Financial Institutions aggregated $35.4 million and $21.4 million, representing 0.9 and 0.8 percent of the Bank’s total outstanding capital stock. The Bank did not have any investment or derivative transactions with Directors’ Financial Institutions during the nine months ended September 30, 2008 and 2007.
Business Concentrations. The Bank has business concentrations with stockholders whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding.
Capital Stock — The following tables present members and their affiliates holding 10 percent or more of outstanding capital stock (including stock classified as mandatorily redeemable) (shares in thousands):

			Shares at	Percent of
			September 30,	Total Capital
Name	City	State	2008	Stock

Wells Fargo Bank, N.A.	Sioux Falls	SD	11,158	29.3%
Superior Guaranty Insurance Company[1]	Minneapolis	MN	4,362	11.5

			15,520	40.8%

			Shares at	Percent of
			December 31,	Total Capital
Name	City	State	2007	Stock

Wells Fargo Bank, N.A.	Sioux Falls	SD	5,129	18.6%
Superior Guaranty Insurance Company[1]	Minneapolis	MN	4,474	16.2

			9,603	34.8%

[1]	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

In the normal course of business, the Bank invested in overnight Federal funds from Wells Fargo Bank, N.A. (Wells Fargo) during the nine months ended September 30, 2008 and 2007.
Advances — The Bank had advances with Wells Fargo of $24.9 billion and $11.3 billion at September 30, 2008 and December 31, 2007 and advances with Superior Guaranty Insurance Company (Superior), an affiliate of Wells Fargo, of $1.8 billion and $1.3 billion at September 30, 2008 and December 31, 2007. The Bank made $160.4 billion and $6.4 billion of advances with Wells Fargo and Superior during the nine months ended September 30, 2008 and 2007.
Total interest income from Superior and Wells Fargo amounted to $105.8 million and $23.5 million for the three months ended September 30, 2008 and 2007 and $273.1 million and $42.2 million for the nine months ended September 30, 2008 and 2007. The Bank held sufficient collateral to cover the members’ advances and expected to incur no credit losses on those advances. The Bank did not receive any prepayment fees from Wells Fargo or Superior during the three and nine months ended September 30, 2008 or year ended December 31, 2007.
Mortgage Loans — The Bank did not purchase mortgage loans from Superior during the nine months ended September 30, 2008 and 2007. At September 30, 2008 and December 31, 2007, 77 percent and 83 percent of the Bank’s mortgage loans outstanding were purchased from Superior.
Other — The Bank has a 20 year lease with an affiliate of Wells Fargo for space in a building for the Bank’s headquarters that commenced on January 2, 2007. Future minimum rentals to the Wells Fargo affiliate are as follows (dollars in thousands):

Year	Amount

Due in one year or less	$869
Due after one year through two years	869
Due after two years through three years	869
Due after three years through four years	869
Due after four years through five years	869
Thereafter	12,385

Total	$16,730

Note 14—Activities With Other FHLBanks
The Bank purchased MPF Shared Funding Certificates from the FHLBank of Chicago. See “Note 4 - Held to Maturity Securities” at page 15 for balances at September 30, 2008 and December 31, 2007.
In July 2008, the Bank entered into a participation agreement with the FHLBank of Chicago whereby the Bank agreed to purchase 100 percent participation interests from the FHLBank Chicago in new MPF loans. The participation interests are limited to $150.0 million over the period beginning July 2, 2008 through October 31, 2008. The participation agreement provides that no mortgage delivery commitments will be issued after October 31, 2008 but loan fundings may occur after October 31, 2008 based on the expiration date of the existing mortgage delivery commitments. The MPF loan participations are subject to the same credit risk sharing arrangements as those MPF loans purchased from our participating financial institutions (PFIs). As of September 30, 2008 the Bank had purchased $71.1 million of MPF loans and had executed $21.4 million of additional mortgage delivery commitments with the FHLBank of Chicago.
The Bank recorded service fee expense as an offset to other income due to its relationship with the FHLBank of Chicago in the MPF program. The Bank recorded $0.3 million and $0.2 million in service fee expense to the FHLBank of Chicago for the three months ended September 30, 2008 and 2007 and $0.7 million and $0.5 million for the nine months ended September 30, 2008 and 2007.
The FHLBank of Chicago pays the Bank a monthly participation fee based on the aggregate amount of outstanding loans purchased under the MPF program. The Bank recorded other income of $0.1 million for each of the three months ended September 30, 2008 and 2007 and $0.2 million for each of the nine months ended September 30, 2008 and 2007.
The Bank may sell or purchase unsecured overnight and term Federal funds at market interest rates to and from other FHLBanks.

The following table shows loan activity to other FHLBanks during the nine months ended September 30, 2008 (dollars in thousands). The Bank did not make any loans to other FHLBanks during 2007.

			Principal
	Beginning		Payment	Ending
Other FHLBank	Balance	Advance	Received	Balance

September 30, 2008
Atlanta	—	113,000	(113,000)	—
Boston	—	524,000	(524,000)	—
Chicago	—	250,000	(250,000)	—
San Francisco	—	1,100,000	(1,100,000)	—
Topeka	—	201,000	(201,000)	—

	$—	$2,188,000	$(2,188,000)	$—

The following table shows loan activity from other FHLBanks during the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Beginning		Principal	Ending
Other FHLBank	Balance	Borrowings	Payment	Balance

September 30, 2008
Cincinnati	$—	$63,000	$(63,000)	$—

September 30, 2007
Cincinnati	—	145,000	(145,000)	—
San Francisco	—	135,000	(135,000)	—

	$—	$280,000	$(280,000)	$—

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our Management’s Discussion and Analysis and annual report on Form 10-K. The Bank’s Management’s Discussion and Analysis is designed to provide information that will help the reader develop a better understanding of the Bank’s financial statements, key financial statement changes from quarter to quarter, and the primary factors driving those changes. The Bank’s Management’s Discussion and Analysis is organized as follows:
Contents

Forward-Looking Information	45
Executive Overview	45
Conditions in Financial Markets	47
Selected Financial Data	50
Results of Operations	52
Net Income	52
Net Interest Income	52
Asset-Liability Spread	56
Earnings on Capital	56
Other Income	57
Hedging Activities	57
Statements of Condition	61
Financial Highlights	61
Advances	61
Mortgage Loans	64
Investments	66
Consolidated Obligations	67
Deposits	69
Capital	69
Derivatives	70
Off-Balance Sheet Arrangements	72
Liquidity and Capital Resources	73
Critical Accounting Policies and Estimates	80
Legislative and Regulatory Developments	82
Risk Management	87

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
Executive Overview
The Federal Home Loan Bank of Des Moines (the Bank) is a federally chartered corporation that is exempt from all federal, state, and local taxation except real property taxes and is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932, as most recently amended by the passage of the “Housing and Economic Recovery Act of 2008” (Housing Act) on July 30, 2008. Prior to the passage of the Housing Act, the Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the U.S. government, supervised and regulated the FHLBanks and the Federal Home Loan Bank’s Office of Finance (Office of Finance). With the passage of the Housing Act, the Federal Housing Finance Agency (Finance Agency) was established and became the new independent Federal regulator of the FHLBanks. The Finance Board will be abolished one year after the date of enactment of the Housing Act. During the one-year transition period, the Finance Board will be responsible for winding up its affairs. The Finance Agency’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner. In addition, the Finance Agency ensures that the FHLBanks carry out their housing finance mission and remain adequately capitalized. The Finance Agency establishes policies and regulations governing the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.
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

During the quarter and year ended September 30, 2008, despite the current market conditions, the Bank continued to deliver on our mission and provide funding and liquidity support to our members. The Bank ended the third quarter with a record level of assets, primarily driven by advances with our members. Advance balances at September 30, 2008 were $63.9 billion compared to $40.4 billion at December 31, 2007. These advances were primarily short-term in nature and, therefore, funded primarily through the issuance of discount notes. The Bank’s discount notes increased $20.3 billion to $41.8 billion compared with $21.5 billion at December 31, 2007. Because of the current market conditions and the investors desire to keep funding short-term in nature, the cost of discount notes decreased substantially during the three and nine months ended September 30, 2008 when compared to prior periods.
Additionally, general economic and financial market volatility continued to have a positive impact on the Bank’s net interest income during the three and nine months ended September 30, 2008 through its influence on (1) advance balances, investment purchases, and Mortgage Partnership Finance (MPF) originations and (2) the Bank’s short-term funding costs and spreads. The Bank’s net interest spread income increased during the three and nine months ended September 30, 2008 to $79.7 million and $217.4 million compared with $45.4 million and $122.8 million for the same periods in 2007. All of these activities contributed to the Bank’s increased net income of $45.8 million and $125.1 million for the three and nine month periods ended September 30, 2008 compared with $28.8 million and $72.2 million for the same periods in 2007. See additional discussion in “Results of Operations for the Three and Nine Month Periods Ended September 30, 2008 and 2007” at page 52.
Finally, in the third quarter 2008, the Bank was impacted by Lehman Brothers Holdings Inc. filing for protection under Chapter 11 of the United States Bankruptcy Code. The Bank had derivative contracts with Lehman Brothers Special Financing, Inc. (Lehman Brothers), which is a subsidiary of Lehman Brothers Holdings, Inc. The Bank’s derivative position with Lehman Brothers was a net derivative asset; therefore, we lost Statement of Financial Accounting Standards (SFAS) 133 hedge accounting treatment on those derivative contracts. Subsequent to the loss of hedge accounting we terminated all of our derivative contracts with Lehman Brothers and recorded a net receivable of approximately $7.9 million due from Lehman Brothers to the Bank. The Bank offset this receivable with cash collateral held of $2.4 million and withheld interest payments due to Lehman Brothers of approximately $0.6 million. As the Bank does not believe we will collect any amounts due from Lehman Brothers, the Bank recorded a net loss to other (expense) income on our Statements of Income of $4.9 million for the three and nine months ended September 30, 2008.
Subsequent to the third quarter 2008, Lehman Brothers Financial Products, a subsidiary of Lehman Brothers Holdings Inc., declared Bankruptcy. The Bank held derivative contracts with Lehman Brothers Financial Products in a net derivative liability position. The Bank terminated these positions and paid Lehman Brothers Financial Products $3.0 million on November 4, 2008. The Bank does not have any outstanding derivative contracts with any other Lehman Brothers Holdings, Inc. affiliates.

Conditions in the Financial Markets
Three and Nine Month Periods Ended September 30, 2008 and 2007 and December 31, 2007
Financial Market Conditions
Financial markets remained under duress in the third quarter of 2008 as the fallout from the subprime lending crisis that began in August 2007 and the subsequent credit crisis continued. The turmoil in the markets has led to a large decline in consumer and business confidence. The loss of confidence directly and negatively affects liquidity. The combination of poor mortgage performance and diminished liquidity has had contagion effects across the financial markets. Recently, the markets have witnessed the following events: Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) taken into conservatorship; Lehman Brothers Holdings Inc. filed for Chapter 11 bankruptcy protection; numerous takeovers of large financial institutions; and Federal Deposit Insurance Corporation (FDIC) seizure of banks. Global government and global central banks have played an important role in trying to restore investor confidence and the flow of credit. There have been multiple stages of intervention including: monetary easing; direct capital injection in banks by governments; government programs that guaranty debt of public companies; backstopping of the U.S. Commercial Paper market by the Federal Reserve; and direct guaranty of Fannie Mae and Freddie Mac debt by the U.S. Treasury.
The impact of all these events and actions has been a de-leveraging of the global financial system. In this environment, raising capital is difficult and credit spreads have widened. Generally, debt that is not explicitly guaranteed by the government has less demand and therefore, wider credit spreads. The FHLBanks continue to access the debt capital markets; however, investor demand is narrowly focused on short-term maturities.
While there continued to be deterioration of economic conditions during the quarter ended September 30, 2008, the Bank was able to provide its members with funding and liquidity through advances. The par value of total advances issued by the Bank increased 304 percent, from $69.1 billion during the nine months ended September 30, 2007 to $279.4 billion during the nine months ended September 30, 2008.

Conditions and concerns in the financial markets were reflected in a Treasury yield curve that was approximately 85 basis points steeper than the average Treasury yield curve, as measured by the spread between 10-year and 2-year maturities, over the last ten years. The following table illustrates changes in key market rates in 2008 compared to 2007:

			Year-to-date	Year-to-date
	Third Quarter	Third Quarter	September 30,	September 30,
	2008	2007	2008	2007	December 31,
	3-Month	3-Month	9-Month	9-Month	2007
	Average	Average	Average	Average	Ending Rate

Fed effective[1]	1.96%	5.09%	2.41%	5.20%	3.06%
Three-month LIBOR[1]	2.91	5.44	2.98	5.39	4.70
2-year U.S. Treasury[1]	2.35	4.39	2.26	4.65	3.05
10-year U.S. Treasury[1]	3.85	4.73	3.79	4.75	4.03
30-year residential mortgage note[2]	6.33	6.55	6.09	6.37	6.17

[1]	Source is Bloomberg.

[2]	Average calculated using The Mortgage Bankers Association Weekly Application Survey; December 31, 2007 ending rates are from the last week in 2007.
The steep Treasury yield curve provided a relatively lower cost of borrowing in the short-term and higher cost of borrowing in the long-term. Additionally, credit spreads in general continued to widen from the effects of uncertain economic conditions and tighter credit markets.
In its effort to ease the effects of this economic crisis, the Federal Reserve’s Open Market Committee held an emergency meeting on October 8, 2008 and approved a 50 basis point decrease in the Federal funds rate to 1.5 percent. On October 29, 2008 the Federal Reserve approved an additional 50 basis point decrease in the Federal funds rate to 1.0 percent.

Agency Spreads
Agency spreads to LIBOR on short-term maturities, increased during the third quarter of 2008 in comparison to the third quarter of 2007 while agency spreads to LIBOR on long-term maturities increased significantly during the same periods.

			Year-to-date	Year-to-date
	Third Quarter	Third Quarter	September 30,	September 30,
	2008	2007	2008	2007	December 31,
	3-Month	3-Month	9-Month	9-Month	2007
	Average	Average	Average	Average	Ending Rate

FHLB spreads to LIBOR (basis points)[1]
3-month	(37.9)	(41.6)	(45.7)	(23.8)	(47.8)
2-year	(15.5)	(18.1)	(17.6)	(15.1)	(14.5)
5-year	(0.8)	(13.5)	(4.1)	(18.1)	(9.0)
10-year	21.8	(9.8)	13.3	(12.6)	2.2

[1]	Source is Office of Finance.
General uncertainty reduced investor demand for long-term debt issuance in the market, including by the FHLBanks. This increased long-term funding costs and reduced the availability of long-term funding. Over the course of the third quarter 2008, FHLBank funding costs associated with issuing long-term senior debt, as compared to three-month LIBOR on a swapped cash flow basis, rose sharply relative to short-term debt issuance. This change in the slope of the FHLBank funding curve reflected general investor reluctance to commit to buy longer-term obligations of the GSEs, coupled with strong investor demand for short-term, high-quality assets.

Mortgage Market Conditions
Agency mortgage-backed securities (MBS) spreads compressed and prices increased during the latter half of the third quarter of 2008 following the conservatorship of Fannie Mae and Freddie Mac. Although Agency MBS spreads declined toward the end of the quarter, the Bank continued to add floating-rate MBS investments to its Statements of Condition during the third quarter in an effort to increase leverage and add to future earnings. Although spreads have declined, the Bank’s purchases remained at relatively attractive spreads.
Selected Financial Data
The following selected financial data should be read in conjunction with the financial statements and condensed notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report, and our annual report on Form 10-K filed on March 14, 2008. The financial position data at September 30, 2008 and results of operations data for the three and nine month periods ended September 30, 2008 were derived from the unaudited financial statements and condensed notes thereto included in this report. The financial position data at December 31, 2007 was derived from the audited financial statements and notes not included in this report.

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods and is in conformity with accounting principles generally accepted in the United States of America (GAAP). The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be achieved for the full year.

Statements of Condition	September 30,	December 31,
(Dollars in millions)	2008	2007
Short-term investments[1]	$2,060	$2,330
Mortgage-backed securities	9,653	6,837
Other investments	155	77
Advances	63,897	40,412
Mortgage loans, net	10,576	10,802
Total assets	87,069	60,736
Securities sold under agreements to repurchase	—	200
Consolidated obligations[2]	80,970	56,065
Mandatorily redeemable capital stock	11	46
Affordable Housing Program	42	43
Payable to REFCORP	11	6
Total liabilities	82,964	57,683
Capital stock — Class B putable	3,807	2,717
Retained earnings	404	361
Capital-to-asset ratio[3]	4.71%	5.03%

Operating Results and Performance Ratios	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2008	2007	2008	2007
Interest income	$612.5	$637.4	$1,807.2	$1,804.0
Interest expense	532.8	592.0	1,589.8	1,681.2
Net interest income	79.7	45.4	217.4	122.8
Provision for credit losses on mortgage loans	—	—	—	—
Net interest income after mortgage loan credit loss provision	79.7	45.4	217.4	122.8
Other (loss) income[4]	(6.6)	3.7	(14.3)	6.5
Other expense	10.8	9.8	32.8	30.1
Total assessments[5]	16.5	10.5	45.2	27.0
Net income	45.8	28.8	125.1	72.2

Return on average assets	0.24%	0.24%	0.24%	0.21%
Return on average capital stock	5.63	5.56	5.61	4.92
Return on average total capital	5.15	4.76	5.08	4.18
Net interest spread	0.26	0.08	0.25	0.05
Net interest margin	0.42	0.38	0.42	0.35
Operating expenses to average assets[6]	0.05	0.08	0.06	0.08
Annualized dividend rate	4.00	4.25	4.17	4.25
Cash dividends declared and paid	$30.1	$20.3	$82.4	$61.0

[1]	Short-term investments include: interest-bearing deposits, certificates of deposit, Federal funds sold, commercial paper, and GSE obligations. Short-term investments have terms less than one year.

[2]	The par amount of the outstanding consolidated obligations for all 12 FHLBanks was $1,327.9 billion and $1,189.6 billion at September 30, 2008 and December 31, 2007.

[3]	Capital-to-asset ratio is capital stock plus retained earnings and accumulated other comprehensive (loss) income as a percentage of total assets at the end of the period.

[4]	Other (loss) income includes change in fair value of derivatives.

[5]	Total assessments include: Affordable Housing Program (AHP) and Resolution Funding Corporation (REFCORP).

[6]	Operating expenses to average assets ratio is salaries and benefits plus operating expenses as a percentage of average total assets.

Results of Operations
Three and Nine Month Periods Ended September 30, 2008 and 2007
Net Income
Net income increased $17.0 million or 59 percent to $45.8 million during the three months ended September 30, 2008 and $53.0 million or 73 percent to $125.1 million during the nine months ended September 30, 2008 compared with the same periods last year due to an increase in net interest income, which was partially offset by an increase in losses on derivatives and hedging activities and increased assessments. See further discussion of changes in net interest income in the “Net Interest Income” section following. For additional discussion of changes in net losses on derivatives and hedging activities, see the “Hedging Activities” and “Other Income” sections at page 57.
Net Interest Income
Net interest income is the primary performance measure of the Bank’s ongoing operations. Fluctuations in average asset, liability, and capital balances, and the related yields and costs are the primary causes of changes in our net interest income. Net interest income is managed within the context of tradeoff between market risk and return. Due to our cooperative business model and modest risk profile our profitability levels tend to be relatively low compared to other financial institutions and more consistent with short-term market interest rates.

The following tables present average balances and rates of major interest rate sensitive asset and liability categories. The tables also present the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities and the net interest margin between yield on total assets and the cost of total liabilities and capital (dollars in millions).

	For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2008			2007
			Interest			Interest
	Average		Income/	Average		Income/
	Balance [1]	Yield/Cost	Expense	Balance [1]	Yield/Cost	Expense
Interest-earning assets
Interest-bearing deposits[2]	$1	2.03%	$ *	$13	5.24%	$0.2
Securities purchased under agreements to resell	—	—	—	282	5.34	3.8
Federal funds sold	3,609	2.02	18.3	3,723	5.26	49.3
Short-term investments[3]	376	2.15	2.0	2,739	5.28	36.4
Mortgage-backed securities[3]	9,257	3.69	85.8	5,141	5.37	69.6
Other investments[3]	85	5.92	1.3	52	5.67	0.7
Advances[4]	50,931	2.91	372.0	24,814	5.42	338.8
Mortgage loans[5]	10,566	5.01	133.0	11,089	4.96	138.6
Loans to other FHLBanks	50	0.61	0.1	—	—	—

Total interest-earning assets	74,875	3.25	612.5	47,853	5.29	637.4
Noninterest-earning assets	167	—	—	264	—	—

Total assets	$75,042	3.25%	$612.5	$48,117	5.26%	$637.4

Interest-bearing liabilities
Deposits	$1,308	1.72%	$5.7	$913	4.74%	$10.9
Consolidated obligations
Discount notes	30,881	2.23	173.2	9,170	5.05	116.8
Bonds	38,724	3.63	353.6	34,507	5.25	456.5
Other interest-bearing liabilities	21	5.09	0.3	529	5.84	7.8

Total interest-bearing liabilities	70,934	2.99	532.8	45,119	5.21	592.0
Noninterest-bearing liabilities	569	—	—	600	—	—

Total liabilities	71,503	2.96	532.8	45,719	5.14	592.0
Capital	3,539	—	—	2,398	—	—

Total liabilities and capital	$75,042	2.83%	$532.8	$48,117	4.88%	$592.0

Net interest income and spread		0.26%	$79.7		0.08%	$45.4

Net interest margin		0.42%			0.38%

Average interest-earning assets to interest-bearing liabilities		105.55%			106.06%

Composition of net interest income
Asset-liability spread		0.28%	$53.3		0.12%	$14.3
Earnings on capital		2.96%	26.4		5.14%	31.1

Net interest income			$79.7			$45.4

[1]	Average balances do not reflect the affect of reclassifications due to Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 39-1, Amendment of FIN No. 39 (FIN 39-1).

[2]	Certificates of deposit were reclassified from interest-bearing deposits to short-term investments.

[3]	The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[4]	Advance interest income includes advance prepayment fee income of $0.1 million and $0.2 million for the three months ended September 30, 2008 and 2007.

[5]	Nonperforming loans are included in average balances used to determine average rate.

*	Represents an amount less than $0.1 million.

	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2008			2007
			Interest			Interest
	Average		Income/	Average		Income/
	Balance [1]	Yield/Cost	Expense	Balance [1]	Yield/Cost	Expense
Interest-earning assets
Interest-bearing deposits[2]	$3	2.45%	$0.1	$10	5.29%	$0.4
Securities purchased under agreements to resell	—	—	—	297	5.36	11.9
Federal funds sold	3,557	2.43	64.7	3,866	5.30	153.3
Short-term investments[3]	558	2.61	10.9	2,600	5.31	103.3
Mortgage-backed securities[3]	7,996	3.95	236.5	4,544	5.36	182.1
Other investments[3]	82	5.99	3.7	25	5.17	1.0
Advances[4]	45,595	3.20	1,091.4	22,933	5.40	926.6
Mortgage loans[5]	10,660	5.01	399.8	11,367	5.00	425.4
Loans to other FHLBanks	18	0.69	0.1	—	—	—

Total interest-earning assets	68,469	3.53	1,807.2	45,642	5.28	1,804.0
Noninterest-earning assets	211	—	—	263	—	—

Total assets	$68,680	3.51%	$1,807.2	$45,905	5.25%	$1,804.0

Interest-bearing liabilities
Deposits	$1,302	2.11%	$20.6	$1,005	4.98%	$37.4
Consolidated obligations
Discount notes	27,177	2.41	490.8	7,338	5.15	282.6
Bonds	36,218	3.97	1,075.4	34,113	5.24	1,336.8
Other interest-bearing liabilities	82	4.95	3.0	553	5.90	24.4

Total interest-bearing liabilities	64,779	3.28	1,589.8	43,009	5.23	1,681.2
Noninterest-bearing liabilities	608	—	—	587	—	—

Total liabilities	65,387	3.25	1,589.8	43,596	5.16	1,681.2
Capital	3,293	—	—	2,309	—	—

Total liabilities and capital	$68,680	3.09%	$1,589.8	$45,905	4.90%	$1,681.2

Net interest income and spread		0.25%	$217.4		0.05%	$122.8

Net interest margin		0.42%			0.35%

Average interest-earning assets to interest-bearing liabilities		105.70%			106.12%

Composition of net interest income
Asset-liability spread		0.26%	$137.3		0.09%	$33.7
Earnings on capital		3.25%	80.1		5.16%	89.1

Net interest income			$217.4			$122.8

[1]	Average balances do not reflect the affect of reclassifications due to FIN 39-1.

[2]	Certificates of deposit were reclassified from interest-bearing deposits to short-term investments.

[3]	The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[4]	Advance interest income includes advance prepayment fee income of $0.7 million and $0.6 million for the nine months ended September 30, 2008 and 2007.

[5]	Nonperforming loans are included in average balances used to determine average rate.

Average assets increased to $68.7 billion during the nine months ended September 30, 2008 compared with $45.9 billion for the same period in 2007. The increase was primarily attributable to increased average advances and MBS, partially offset by decreased average short-term investments and mortgage loans. Current market conditions led to higher levels of short-term advances. Additionally, the Bank purchased $3.7 billion of GSE MBS during the nine months ended September 30, 2008. Short-term investments decreased due to the maturities of commercial paper and agency securities while mortgage loans decreased due to repayments exceeding purchases.
Average liabilities increased to $65.4 billion during the nine months ended September 30, 2008 from $43.6 billion for the same period in 2007. The increase was primarily due to increased average consolidated obligation discount notes. Average consolidated obligation discount notes increased significantly during the nine months ended September 30, 2008 as a result of increased assets and the demand for short-term funding.
Average capital increased to $3.3 billion during the nine months ended September 30, 2008 from $2.3 billion for the same period in 2007. The increase was primarily due to an increase in activity-based capital stock requirements to support member activities related to increased advances. Average capital also increased due to increased retained earnings.
Our net interest income is affected by changes in the dollar volumes of our interest-earning assets and interest-bearing liabilities and changes in the average rates of those assets and liabilities. The following table presents the changes in interest income and interest expense. Changes that cannot be attributed to either rate or volume have been allocated to the rate and volume variances based on relative size (dollars in millions).

	Variance For the Three Months Ended			Variance For the Nine Months Ended
	September 30, 2008 vs. September 30, 2007			September 30, 2008 vs. September 30, 2007
	Total Increase		Total	Total Increase		Total
	(Decrease) Due to		Increase	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income
Interest-bearing deposits	$(0.1)	$(0.1)	$(0.2)	$(0.2)	$(0.1)	$(0.3)
Securities purchased under agreements to resell	(1.9)	(1.9)	(3.8)	(11.9)	—	(11.9)
Federal funds sold	(1.5)	(29.5)	(31.0)	(11.4)	(77.2)	(88.6)
Short-term investments	(20.4)	(14.0)	(34.4)	(56.1)	(36.3)	(92.4)
Mortgage-backed securities	42.9	(26.7)	16.2	111.7	(57.3)	54.4
Other investments	0.6	—	0.6	2.5	0.2	2.7
Advances	240.5	(207.3)	33.2	651.6	(486.8)	164.8
Mortgage loans	(6.9)	1.3	(5.6)	(26.5)	0.9	(25.6)
Loans to other FHLBanks	0.1	—	0.1	0.1	—	0.1

Total interest income	253.3	(278.2)	(24.9)	659.8	(656.6)	3.2

Interest expense
Deposits	3.5	(8.7)	(5.2)	8.9	(25.7)	(16.8)
Consolidated obligations
Discount notes	150.9	(94.5)	56.4	425.5	(217.3)	208.2
Bonds	50.4	(153.3)	(102.9)	78.6	(340.0)	(261.4)
Other interest-bearing liabilities	(6.6)	(0.9)	(7.5)	(18.0)	(3.4)	(21.4)

Total interest expense	198.2	(257.4)	(59.2)	495.0	(586.4)	(91.4)

Net interest income	$55.1	$(20.8)	$34.3	$164.8	$(70.2)	$94.6

The two components of the Bank’s net interest income are earnings from our asset-liability spread and earnings on capital. See further discussion in “Asset-Liability Spread” and “Earnings on Capital” below.
The yield on total interest-earning assets and cost of interest-bearing liabilities are impacted by our use of derivatives to adjust the interest rate sensitivity of assets and liabilities. For the net effect of the Bank’s hedging activities by product to net income see “Hedging Activities” at page 57.
Asset-Liability Spread
This spread equals the yield on total assets minus the cost of total liabilities. Asset-liability spread income increased $39.0 million and $103.6 million for the three and nine month periods ended September 30, 2008 compared with the same periods in 2007. Generally, a larger portion of the Bank’s net income was derived from earnings on capital and a smaller portion came from asset-liability spread income. However, in 2008, the Bank’s asset-liability spread income increased due to the following:
•	Interest income increased as the Bank continued to experience record levels of advance borrowings from our members during the three and nine months ended September 30, 2008.

•	Interest expense decreased during the three and nine months ended September 30, 2008 when compared with the same periods in 2007 due to a lower cost of funding for each period in 2008. Although the decreased cost of discount notes is offset by the increased volume due to asset growth, the spread between the interest income on the assets and cost of the debt supporting the assets has increased thereby increasing asset-liability spread.

•	The Bank purchased high quality agency MBS at relatively attractive spreads to LIBOR during the first half of 2008, thereby increasing the Bank’s current and future earnings potential.
Earnings on Capital
We invest our capital to generate earnings, generally for the same repricing maturity as the assets being supported. Earnings on capital decreased $4.7 million and $9.0 million during the three and nine month periods ended September 30, 2008 compared with the same periods in 2007 primarily due to the lower interest rate environment. As short-term interest rates have declined, the earnings contribution from capital decreased. This impact was partially offset by increased average capital balances. Average capital increased $1.1 billion and $1.0 billion during the three and nine month periods ended September 30, 2008 compared with the same periods in 2007 primarily due to an increase in activity-based capital stock requirements to support member activities related to advances. Average capital also increased due to increased retained earnings.

Other Income
The following table presents the components of other income (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service fees	$0.5	$0.6	$1.7	$1.7
Net realized gain on held-to-maturity securities	—	—	—	0.5
Net (loss) gain on derivatives and hedging activities	(2.1)	2.1	(12.5)	1.7
Other, net	(5.0)	1.0	(3.5)	2.6

Total other (loss) income	$(6.6)	$3.7	$(14.3)	$6.5

Other (loss) income can be volatile from period to period depending on the type of financial activity reported. Changes in other (loss) income were primarily due to (losses) gains on derivatives and hedging activities for the three and nine month periods ending September 30, 2008 when compared with the same periods in 2007. In addition, as a result of the Lehman Brothers Holdings, Inc. bankruptcy, the Bank realized a net loss within other, net of $4.9 million. See further discussion on the Lehman Brothers bankruptcy in the “Executive Overview” section at page 45. See further discussion on net (losses) gains on derivatives and hedging activities for the three and nine months ended September 30, 2008 under “Hedging Activities” below.
Hedging Activities
If a hedging activity qualifies for hedge accounting treatment, the Bank includes the periodic cash flow components of the hedging instrument related to interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. In addition, the Bank reports as a component of other income in net (loss) gain on derivatives and hedging activities, the fair value changes of both the hedging instrument and the hedged item. The Bank records the amortization of upfront fees paid or received on interest rate swaps and cumulative fair value adjustments from terminated hedges in interest income or expense.
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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions). The table excludes the interest component on derivatives that qualify for hedge accounting as this amount will be offset by the interest component on the hedged item within net interest income. Because the purpose of the hedging activity is to protect net interest income against changes in interest rates, the absolute increase or decrease of interest income from interest-earning assets or interest expense from interest-bearing liabilities is not as important as the relationship of the hedging activities to overall net income.

	Three Months Ended September 30, 2008
Net effect of		Mortgage	Consolidated	Balance
Hedging Activities	Advances	Assets	Obligations	Sheet	Total

Amortization/accretion	$(17.8)	$(0.4)	$14.6	$—	$(3.6)

Net realized and unrealized (losses) gains on derivatives and hedging activities	(0.6)	—	1.2	—	0.6
Gains (Losses) — Economic Hedges	5.6	1.0	(4.3)	(5.0)	(2.7)

Reported in Other Income (Loss)	5.0	1.0	(3.1)	(5.0)	(2.1)

Total	$(12.8)	$0.6	$11.5	$(5.0)	$(5.7)

	Three Months Ended September 30, 2007
Net effect of		Mortgage	Consolidated	Balance
Hedging Activities	Advances	Assets	Obligations	Sheet	Total

Amortization/accretion	$(0.3)	$(0.5)	$(9.2)	$—	$(10.0)

Net realized and unrealized gains (losses) on derivatives and hedging activities	0.6	—	(0.3)	—	0.3
(Losses) Gains — Economic Hedges	(0.3)	—	0.3	1.8	1.8

Reported in Other Income	0.3	—	—	1.8	2.1

Total	$—	$(0.5)	$(9.2)	$1.8	$(7.9)

	Nine Months Ended September 30, 2008
Net effect of		Mortgage	Consolidated	Balance
Hedging Activities	Advances	Assets	Obligations	Sheet	Total

Amortization/accretion	$(25.8)	$(1.4)	$14.8	$—	$(12.4)

Net realized and unrealized losses on derivatives and hedging activities	(0.2)	—	(0.6)	—	(0.8)
Gains (Losses) — Economic Hedges	3.0	(0.5)	(5.7)	(8.5)	(11.7)

Reported in Other Income (Loss)	2.8	(0.5)	(6.3)	(8.5)	(12.5)

Total	$(23.0)	$(1.9)	$8.5	$(8.5)	$(24.9)

	Nine Months Ended September 30, 2007
Net effect of		Mortgage	Consolidated	Balance
Hedging Activities	Advances	Assets	Obligations	Sheet	Total

Amortization/accretion	$(0.7)	$(1.5)	$(26.5)	$—	$(28.7)

Net realized and unrealized gains (losses) on derivatives and hedging activities	2.2	—	(1.8)	—	0.4
(Losses) Gains — Economic Hedges	(0.4)	—	0.3	1.4	1.3

Reported in Other Income (Loss)	1.8	—	(1.5)	1.4	1.7

Total	$1.1	$(1.5)	$(28.0)	$1.4	$(27.0)

Amortization/accretion. The effect of hedging on amortization/accretion varies from period to period depending on the Bank’s activities, including terminating hedge relationships to manage our risk profile and the amount of upfront fees received or paid on derivative transactions. Consolidated obligation amortization/accretion decreased while advance amortization/accretion increased for the three and nine month periods ended September 30, 2008 compared with the same periods in 2007 primarily due to increased consolidated obligation and advance hedge relationship terminations. During the second quarter of 2008, hedge relationship termination activity increased due to a voluntary unwind of certain interest rate swaps to reduce the Bank’s counterparty risk profile. Additionally, the Bank terminated certain consolidated obligation and advance hedge relationships where Lehman Brothers was the counterparty on the derivative contract. See additional discussion of these termination events under the “Executive Overview” and “Derivatives” sections at pages 45 and 70, respectively. This termination activity results in increased amortization/accretion from basis adjustments, which represents the final market value on the hedged item and is amortized/accreted over the remaining life of the hedged item.

Net realized and unrealized gains (losses) on derivatives and hedging activities. Hedge ineffectiveness occurs when changes in fair value of the derivative and the related hedged item do not perfectly offset each other. Hedge ineffectiveness gains and losses during the three and nine month periods ended September 30, 2008 and 2007 were primarily due to consolidated obligation and advance hedge relationships. Hedge ineffectiveness is driven by changes in the benchmark interest rate and volatility. As the benchmark interest rate changes and the magnitude of that change intensifies, so will the impact on the Bank’s net realized and unrealized gains and losses on derivatives and hedging activities. Additionally, volatility in the marketplace may intensify this impact.
Gains (losses) — Economic Hedges. During the three and nine month periods ended September 30, 2008, economic hedges were primarily used to manage interest rate and prepayment risks in our balance sheet. Changes in gains (losses) on economic hedges are primarily driven by the Bank’s use of economic hedges due to changes in our balance sheet profile as well as changes in interest rates and volatility. Economic hedges do not qualify for hedge accounting and as a result the Bank records a gain or loss on the derivative instrument without recording the corresponding loss or gain on the hedged item. In addition, the interest accruals on the hedges are recorded as a component of other income instead of a component of net interest income. Gains (losses) on economic hedges were impacted by the following events during the three and nine months ended September 30, 2008 compared with September 30, 2007.
•	Advance gains and consolidated obligation losses on economic hedges resulted from the loss of hedge accounting on hedges with Lehman Brothers after its bankruptcy declaration.

•	Net losses on economic hedges of the balance sheet due to changes in our use of caps and swaptions based upon the Bank’s balance sheet profile as well as changes in interest rates and volatility.

Statements of Condition at September 30, 2008 and December 31, 2007
Financial Highlights
The Bank’s total assets increased to $87.1 billion at September 30, 2008 from $60.7 billion at December 31, 2007. Total liabilities increased to $83.0 billion at September 30, 2008 from $57.7 billion at December 31, 2007. Total capital increased to $4.1 billion at September 30, 2008 from $3.1 billion at December 31, 2007. See further discussion of changes in the Bank’s financial condition in the respective sections that follow.
Advances
At September 30, 2008, advances totaled $63.9 billion or a 58 percent increase from $40.4 billion at December 31, 2007. The Bank continued to experience record high levels of advance borrowings from our members in response to the current market environment. The level of advances may vary depending on our members’ needs and the market environment.
Members are required to purchase and maintain activity-based capital stock in the amount of 4.45 percent to support outstanding advances. Changes in advances are accompanied by changes in capital stock, unless the member already owns excess activity-based stock.
Advances with short-term maturities increased $19.0 billion and long-term advances increased $4.5 billion. Throughout the nine months ended September 30, 2008, our advances continued to be a competitive alternative for our members and our access to the capital markets allowed us to provide our membership with a stable, relatively low cost source of funding. See additional discussion regarding our collateral requirements in the “Advances” section on page 91.

The composition of our advances based on remaining term to scheduled maturity was as follows (dollars in millions):

	September 30, 2008			December 31, 2007
		Percent of			Percent of
	Amount	Total		Amount	Total
Simple fixed rate advances
Overdrawn demand deposit accounts	$1	*	%	$—	—%
One month or less	24,395	38.4		14,737	36.8
Over one month through one year	5,678	9.0		3,793	9.5
Greater than one year	10,433	16.4		7,907	19.8

	40,507	63.8		26,437	66.1
Simple variable rate advances
One month or less	9	*		23	*
Over one month through one year	185	0.3		126	0.3
Greater than one year	4,810	7.6		3,433	8.6

	5,004	7.9		3,582	8.9

Callable advances
Fixed rate	264	0.5		235	0.6
Variable rate	8,156	12.9		1,033	2.6
Putable advances
Fixed rate	7,944	12.6		7,249	18.1
Community investment advances
Fixed rate	999	1.6		1,021	2.5
Variable rate	104	*		104	0.2
Callable — fixed rate	64	*		61	0.2
Putable — fixed rate	420	0.7		300	0.8

Total par value	63,462	100.0%		40,022	100.0%

Hedging fair value adjustments
Cumulative fair value gain	265			383
Basis adjustments from terminated hedges	170			7

Total advances	$63,897			$40,412

*	Amount is less than 0.1 percent.
Cumulative fair value gains decreased $118 million at September 30, 2008 when compared to December 31, 2007. Substantially all of the cumulative fair value gains on advances are offset by the net estimated fair value losses on the related derivative contracts. Basis adjustments from terminated hedges increased $163 million at September 30, 2008 when compared to December 31, 2007, due to the voluntary termination of certain interest rates swaps including the termination of interest rate swaps with Lehman Brothers as described in the “Executive Overview” and “Derivatives” sections at pages 45 and 70, respectively.

The following tables show advance balances for our five largest member borrowers (dollars in millions):

			September 30,	Percent of
			2008	Total
Name	City	State	Advances[1]	Advances

Wells Fargo Bank, N.A.	Sioux Falls	SD	$24,850	39.2%
Aviva Life and Annuity Company	Des Moines	IA	2,825	4.5
TCF National Bank	Wayzata	MN	2,775	4.4
Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	2,360	3.7
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	2,190	3.4

			35,000	55.2

Housing associates			2	*
All others			28,460	44.8

Total advances (at par value)			$63,462	100.0%

			December 31,	Percent of
			2007	Total
Name	City	State	Advances[1]	Advances

Wells Fargo Bank, N.A.	Sioux Falls	SD	$11,300	28.2%
ING USA Annuity and Life Insurance Company	Des Moines	IA	2,884	7.2
TCF National Bank	Wayzata	MN	2,375	5.9
Transamerica Occidental Life Insurance Company	Cedar Rapids	IA	2,225	5.6
Aviva Life and Annuity Company	Des Moines	IA	1,863	4.7

			20,647	51.6

Housing associates			3	*
All others			19,372	48.4

Total advances (at par value)			$40,022	100.0%

[1]	Amounts represent par value before considering unamortized commitment fees, premiums and discounts, and hedging fair value adjustments.

[2]	Transamerica Occidental Life Insurance Company and Transamerica Life Insurance Company merged on October 1, 2008.

*	Amount is less than 0.1 percent.
Subsequent to the end of the third quarter, the Bank’s top 5 advance borrower’s balances have declined to a par balance outstanding of $18.6 billion at October 31, 2008. We do not expect this decline to have a material impact on the Bank’s financial position. Advance balances outside the top 5 advance borrower’s have increased, thereby offsetting some of this decline.

Mortgage Loans
The following table shows information on mortgage loans held for portfolio (dollars in millions):

	September 30,	December 31,
	2008	2007
Single family mortgages
Fixed rate conventional loans
Contractual maturity less than or equal to 15 years	$2,448	$2,567
Contractual maturity greater than 15 years	7,693	7,762

Subtotal	10,141	10,329

Fixed rate government-insured loans
Contractual maturity less than or equal to 15 years	2	3
Contractual maturity greater than 15 years	425	458

Subtotal	427	461

Total par value	10,568	10,790

Premiums	88	97
Discounts	(84)	(93)
Basis adjustments from mortgage loan commitments	4	8

Total mortgage loans held for portfolio, net	$10,576	$10,802

Mortgage loans decreased approximately $0.2 billion at September 30, 2008 as we purchased $0.8 billion of loans through the MPF program and received principal repayments of $1.0 billion for the nine months ended September 30, 2008. While mortgage loans have continued to decrease, the rate of decline has lessened compared to the third quarter of 2007 due to an increase in origination volume and a decrease in prepayments. The increase in mortgage originations during the nine months ended September 30, 2008 was primarily due to the decreasing interest rate environment and purchase of 100 percent participation interests in new MPF loans through our agreement with the FHLBank of Chicago. During September, mortgage rates reached their lowest point since early 2008, which presented refinancing opportunities for borrowers. The annualized weighted average pay-down rate for mortgage loans for the nine months ended September 30, 2008 and 2007 was approximately 12 percent.
Mortgage loans acquired from members were historically concentrated with Superior Guaranty Insurance Corporation (Superior), a Wells Fargo Bank, N.A. (Wells Fargo) affiliate. At September 30, 2008 and December 31, 2007 we held mortgage loans acquired from Superior amounting to $8.1 billion and $8.9 billion, respectively. At September 30, 2008 and December 31, 2007 these loans represented 77 percent and 83 percent of total mortgage loans at par value. The Bank did not purchase any mortgage loans from Superior during the nine months ended September 30, 2008 and 2007.
In July 2008, the Bank entered into a participation agreement with the FHLBank of Chicago whereby the Bank agreed to purchase 100 percent participation interests from the FHLBank Chicago in new MPF loans. The participation interests are limited to $150.0 million over the period beginning July 2, 2008 through October 31, 2008. The participation agreement provides that no mortgage delivery commitments will be issued after October 31, 2008 but loan fundings may occur after October 31, 2008 based on the expiration date of the existing mortgage delivery commitments. The MPF loan participations are subject to the same credit risk sharing arrangements as those MPF loans purchased from our participating financial institutions (PFIs). As of September 30, 2008 the Bank had purchased $71.1 million of MPF loans and had executed $21.4 million of additional mortgage delivery commitments with the FHLBank of Chicago. See “Mortgage Assets” on page 92 for a further description of the credit risk sharing arrangements.

Investments
The following table shows the book value of investments (dollars in millions):

	September 30 , 2008		December 31, 2007
		Percent of		Percent of
	Amount	Total	Amount	Total
Short-term investments
Certificates of deposit	$—	—%	$100	1.0%
Federal funds sold	2,056	17.4	1,805	19.5
Commercial paper	—	—	200	2.2
Government-sponsored enterprise obligations	—	—	219	2.4
Other	4	*	6	0.1

	2,060	17.4	2,330	25.2
Mortgage-backed securities
Government-sponsored enterprises	9,510	80.1	6,672	72.2
U.S. government agency-guaranteed	55	0.5	64	0.7
MPF shared funding	48	0.4	53	0.6
Other	40	0.3	48	0.5

	9,653	81.3	6,837	74.0

State or local housing agency obligations	152	1.3	74	0.8
Other	3	*	3	*

Total investments	$11,868	100.0%	$9,244	100.0%

Investments as a percent of total assets		13.6%		15.2%

*	Amount is less than 0.1 percent.
Investment balances increased $2.6 billion or 28 percent at September 30, 2008 compared with December 31, 2007. The increase was primarily due to the Bank purchasing high quality GSE MBS throughout the first half of 2008 in order to increase leverage. Additionally, there was an increase in Federal funds sold, which fluctuate depending on members activities and cash availability. Finally, in late September 2008, the Bank purchased $79.0 million of HFA bonds from outstanding standby bond purchase agreements entered into with state and local housing agencies. Refer to the “Off-Balance Sheet Arrangements” section at page 72 for additional details on these standby bond purchase agreements.

The Bank believes that the unrealized losses on its investment in available-for-sale and held-to-maturity securities are the result of the current interest-rate environment and illiquidity in the credit markets. Ninety-five percent of the securities in a loss position are issued and guaranteed by Fannie Mae or Freddie Mac. Through the Bank’s other than temporary impairment analysis, the facts discussed above, and the Bank’s ability and intent to hold these investments through to a recovery of fair value, which may be maturity, management has determined that all unrealized losses reflected above are temporary and the Bank does not consider these investments to be other-than-temporarily impaired at September 30, 2008. For further discussion of our credit risks associated with MBS securities see “Mortgage Assets” on page 92.
Consolidated Obligations
Consolidated obligations, which include discount notes and bonds, are the primary source of funds to support our advances, mortgage loans, and investments. We make significant use of derivatives to restructure interest rates on consolidated obligations to better match our funding needs and reduce funding costs. This generally means converting fixed rates to variable rates. At September 30, 2008, the book value of the consolidated obligations issued on the Bank’s behalf totaled $81.0 billion compared with $56.1 billion at December 31, 2007.
Discount Notes—The following table shows the Bank’s discount notes, all of which are due within one year (dollars in millions):

	September 30,	December 31,
	2008	2007
Par value	$41,822	$21,544
Discounts	(68)	(43)
Hedging fair value adjustments	(1)	—

Total discount notes	$41,753	$21,501

The increase in discount notes was due to increased funding needs resulting from short-term advance activity and Federal funds sold. The Bank’s advances reached record levels at September 30, 2008, creating a demand for funding. Additionally, due to unattractive pricing for long-term funding during the third quarter of 2008, discount notes became the favorable method of funding for the Bank during this period.

Bonds—The following table shows the Bank’s bonds based on remaining term to maturity (dollars in millions):

	September 30,	December 31,
Year of Maturity	2008	2007
Due in one year or less	$9,718	$6,438
Due after one year through two years	7,978	5,628
Due after two years through three years	4,894	4,329
Due after three years through four years	2,551	2,754
Due after four years through five years	2,628	2,018
Thereafter	8,817	10,588
Index amortizing notes	2,471	2,667

Total par value	39,057	34,422

Premiums	53	48
Discounts	(43)	(38)
Hedging fair value adjustments
Cumulative fair value loss	30	226
Basis adjustments from terminated hedges	120	(94)

Total bonds	$39,217	$34,564

The increase in total bonds was due to an increase in bond issuances to fund advance activity and MBS purchases. Cumulative fair value losses decreased $196 million at September 30, 2008 when compared to December 31, 2007. Substantially all of the cumulative fair value losses on bonds are offset by the net estimated fair value gains on the related derivative contracts. Basis adjustments from terminated hedges increased $214 million at September 30, 2008 when compared to December 31, 2007, due to the voluntary termination of certain interest rates swaps including the termination of interest rate swaps with Lehman Brothers as described in the “Executive Overview” and “Derivatives” sections at pages 45 and 70, respectively.

Deposits
The following table shows our deposits by product type (dollars in millions):

	September 30, 2008		December 31, 2007
		Percent of		Percent of
	Amount	Total	Amount	Total

Interest-bearing
Overnight	$964	70.8%	$649	75.2%
Demand	166	12.2	153	17.7
Term	198	14.5	40	4.7

Total interest-bearing	1,328	97.5	842	97.6

Noninterest-bearing	34	2.5	21	2.4

Total deposits	$1,362	100.0%	$863	100.0%

The level of deposits will vary based on member alternatives for short-term investments. Subsequent to the end of the third quarter, the Federal Reserve Banks initiated a deposit program offering another alternative to our membership. The Federal Reserve Banks are paying interest at a competitive rate and therefore the Bank has seen a decrease in our deposit balances. We cannot predict whether this rate will remain at the current level but it may impact the level of deposits at the Bank.
Capital
At September 30, 2008 and December 31, 2007, total capital (including capital stock, retained earnings, and accumulated other comprehensive income) was $4.1 billion and $3.1 billion, respectively. The increase was primarily due to an increase in activity-based capital stock requirements to support member activities related to advances. Total capital also increased due to increased retained earnings.

Derivatives
The notional amount of derivatives reflects the volume of our hedges, but it does not measure the credit exposure of the Bank because there is no principal at risk. The following table categorizes the notional amount of our derivatives (dollars in millions):

	September 30,	December 31,
	2008	2007
Notional amount of derivatives
Interest rate swaps
Noncallable	$13,700	$18,555
Callable by counterparty	11,782	14,070
Callable by the Bank	72	10

	25,554	32,635

Interest rate swaptions	4,750	6,500
Interest rate caps	1,840	1,700
Forward settlement agreements	98	23
Mortgage delivery commitments	100	23

Total notional amount	$32,342	$40,881

The notional amount of our derivative contracts decreased approximately $8.5 billion at September 30, 2008 when compared to December 31, 2007. In response to the current market conditions and our changing balance sheet risk profile, the Bank voluntarily reduced its derivative notional amount by terminating certain interest rate swaps that will reduce the Bank’s counterparty risk profile in the future. In addition, in September 2008 the Bank terminated 81 interest rate swaps and 3 interest rate caps as a result of Lehman Brothers declaring bankruptcy, which decreased the notional amount of derivatives by approximately $2.7 billion. For additional details on the Lehman Brothers bankruptcy refer to the “Executive Overview” section at page 45. Due to changes in the Bank’s balance sheet risk profile and the level of interest rates, interest rate swaptions decreased $1.8 billion at September 30, 2008 when compared with December 31, 2007.
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

The following table categorizes the notional amount and the estimated fair value of derivative instruments, excluding accrued interest, by product and type of accounting treatment (dollars in millions). The category titled fair value represents hedges that qualify for fair value hedge accounting. The category titled economic represents hedges that do not qualify for hedge accounting.

	September 30, 2008		December 31, 2007
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Advances
Fair value	$10,686	$(272)	$14,611	$(391)
Economic	500	2	500	—
Mortgage assets
Forward settlement agreements
Economic	98	(1)	23	—
Mortgage delivery commitments
Economic	100	1	23	—
Consolidated obligations
Bonds
Fair value	13,664	24	17,524	206
Economic	350	(1)	—	—
Discount notes
Fair value	270	—	—	—
Economic	84	—	—	—
Balance Sheet
Economic	6,590	10	8,200	1

Total notional and fair value	$32,342	$(237)	$40,881	$(184)

Total derivatives, excluding accrued interest		(237)		(184)
Accrued interest		101		138
Net cash collateral		(25)		(32)

Net derivative balance		$(161)		$(78)

Net derivative assets		17		60
Net derivative liabilities		(178)		(138)

Net derivative balance		$(161)		$(78)

Estimated fair values of derivative instruments previously listed will fluctuate based upon changes in the interest rate environment, volatility in the marketplace, as well as the volume of derivative activities. Changes in the estimated fair values were recorded as gains and losses in the Bank’s Statements of Income. Substantially all of the net estimated fair value gains and losses on our derivative contracts are offset by net hedging fair value adjustment losses and gains or other book value adjustments on the related hedged items, with the exception of economic hedges.
Off-Balance Sheet Arrangements
At September 30, 2008, the Bank had executed six standby bond purchase agreements with state housing associates within its district whereby the Bank would be required to purchase bonds under circumstances defined in each agreement. The Bank would hold investments in the bonds until the designated remarketing agent could find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the standby bond purchase agreement. The six outstanding standby bond purchase agreements total $129.3 million and expire seven years after execution, with a final expiration in 2015. The Bank received fees for the guarantees that amounted to $78,000 and $122,000 for the three and nine months ended September 30, 2008. As of September 30, 2008 the Bank was required to purchase $79.0 million of HFA bonds under two of these standby bond purchase agreements. These HFA bonds are classified as available-for-sale investments on the Statements of Condition. See “Note 3 — Available-for-Sale Securities” at page 12 for further information. These bonds were remarketed subsequent to the end of the third quarter.

Liquidity and Capital Resources
Our liquidity and capital positions are actively managed in an effort to preserve stable, reliable, and cost-effective sources of cash to meet current and future operating financial commitments, regulatory liquidity and capital requirements, and the possibility of an unforeseen liquidity event. To achieve these objectives, we establish liquidity and capital management requirements and maintain liquidity and capital in accordance with Finance Agency regulations and our own policies. We are not aware of any conditions that will result in unplanned uses of liquidity or capital in the future. Accordingly, we believe our sources of liquidity and capital will cover future liquidity and capital resource needs.
Liquidity
The Bank’s primary source of liquidity is proceeds from the issuance of consolidated obligations in the capital markets. Because of the FHLBanks’ credit quality, efficiency, and standing in the markets, the FHLBanks have historically had ready access to funding.
During the nine months ended September 30, 2008, we received proceeds from the issuance of discount notes of $1,057.5 billion and bonds of $16.6 billion. During the nine months ended September 30, 2007, we received proceeds from the issuance of discount notes of $471.1 billion and bonds of $6.3 billion. Discount note issuances increased $586.4 billion during the nine months ended September 30, 2008 when compared to the same period in 2007 due to record levels of primarily short-term advance borrowings from our members. Bond issuances increased $10.3 billion during the nine months ended September 30, 2008 when compared to the same period in 2007 in response to increased purchases of long-term MBS. Due to the current market conditions, while discount note costs remained at relatively attractive levels the cost of long-term debt increased substantially, thereby increasing the Bank’s use of discount notes to fund our assets.
Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The par amounts of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $1,247.0 billion and $1,133.7 billion at September 30, 2008 and December 31, 2007.
Consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AAA/A-1+ by Standard & Poor’s (S&P). These ratings measure the likelihood of timely payment of principal and interest on the consolidated obligations. Our ability to raise funds in the capital markets as well as our cost of borrowing can be affected by these credit ratings. As of September 30, 2008, Moody’s Aaa/P-1 rating, released in April of 2008, had not been changed. In addition, on September 23, 2008, S&P released a credit opinion confirming our AAA/A-1+ rating, which reflects the recent performance of the Bank.

Other sources of liquidity include cash, interbank loan activity, payments collected on advances and mortgage loans, proceeds from the issuance of capital stock, member deposits, securities sold under agreements to repurchase, and current period earnings. In the event of significant market disruptions or local disasters, the Bank President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve. To provide further access to funding, the Federal Home Loan Bank Act of 1932 authorizes the U.S. Treasury (the Treasury) to purchase consolidated obligations issued by the FHLBanks up to an aggregate principal amount of $4.0 billion. As a result of the Housing Act, this authorization was supplemented with a temporary authorization for the Treasury to purchase consolidated obligations issued by the FHLBanks in any amount deemed appropriate under certain conditions. This temporary authorization expires December 31, 2009.
During the third quarter of 2008, the Bank entered into a Lending Agreement with the Treasury in connection with the Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the 12 FHLBanks. As of September 30, 2008 the Bank had provided the Treasury with a listing of eligible advance collateral, which provided for maximum borrowings of $24.0 billion. The Bank has not drawn on this available source of liquidity and does not currently expect any need to utilize this GSECF.
We had cash and short-term investments with a book value of $2.6 billion at September 30, 2008 compared with $2.4 billion at December 31, 2007. We manage the level of cash and short-term investments according to changes in other asset classes and levels of capital. Additionally, we adjust cash and short-term investments to maintain our target asset-to-capital (leverage) ratio and to manage excess funds. During the third quarter 2008, the Bank reduced its liquidity position in short-term unsecured investments due to counterparty risk concerns. Subsequent to the third quarter and taking into account recent government actions to mitigate counterparty risk, the Bank has increased our short-term unsecured investments. See “Investments” at page 97 for additional details.
Our primary use of liquidity is the repayment of consolidated obligations. Other uses of liquidity include issuance of advances, purchase of mortgage loans and investments, repayment of member deposits and interbank loan activity, redemption or repurchase of capital stock, and payment of dividends.

Liquidity Requirements
Regulatory Requirements—Finance Agency regulations mandate three liquidity requirements. First, contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five business days of inability to access the consolidated obligation debt markets. The following table shows our sources of contingent liquidity to support operations for five business days compared to our liquidity needs (dollars in billions):

	September 30,	December 31,
	2008	2007

Unencumbered marketable assets maturing within one year	$3.8	$2.2
Advances maturing in seven days or less	12.3	7.5
Unencumbered assets available for repurchase agreement borrowings	8.9	6.8

Total	$25.0	$16.5

Liquidity needs for five business days	$17.4	$10.5

Second, Finance Agency regulations require us to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the Treasury. The following table shows our compliance with this regulation (dollars in billions):

	September 30,	December 31,
	2008	2007

Advances with maturities not exceeding five years	$52.8	$31.4
Deposits in banks or trust companies	—	—

Total	$52.8	$31.4

Deposits[1]	$1.4	$0.9

[1]	Amount does not reflect the effect of reclassifications due to FIN 39-1.

Third, Finance Agency regulations require us to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in the total consolidated obligations outstanding. The following table shows our compliance with this regulation (dollars in billions):

	September 30,	December 31,
	2008	2007

Total qualifying assets	$87.0	$60.6
Less: pledged assets	—	0.2

Total qualifying assets free of lien or pledge	$87.0	$60.4

Consolidated obligations outstanding	$81.0	$56.1

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
The following table shows our contingent liquidity requirement (dollars in billions):

	September 30,	December 31,
	2008	2007

Contingent liquidity requirement	$(4.8)	$(3.7)
Available assets	9.4	5.9

Excess contingent liquidity	$4.6	$2.2

The Bank was in compliance with its contingent liquidity policy at September 30, 2008.

Capital
Capital Requirements
The FHLBank Act requires that the Bank maintain at all times permanent capital greater than or equal to the sum of its credit, market, and operations risk capital requirements, all calculated in accordance with the Finance Agency’s regulations. Only permanent capital, defined as Class B stock and retained earnings, can satisfy this risk based capital requirement. The FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total capital divided by total assets. The FHLBank Act also imposes a five percent minimum leverage ratio based on total capital, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times divided by total assets.
For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock plus retained earnings and excludes accumulated other comprehensive income. The following table shows the Bank’s compliance with the Finance Agency’s capital requirements (dollars in millions):

	September 30, 2008		December 31, 2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$659	$4,222	$578	$3,124
Total capital-to-asset ratio	4.00%	4.85%	4.00%	5.14%
Total regulatory capital	$3,483	$4,222	$2,429	$3,124
Leverage ratio	5.00%	7.27%	5.00%	7.71%
Leverage capital	$4,353	$6,333	$3,036	$4,687
The decrease in the regulatory capital-to-asset ratio from 5.14 percent at December 31, 2007 to 4.85 percent at September 30, 2008, was primarily due to the increase in our advances at September 30, 2008. Although the ratio declined, it exceeds the regulatory requirement and we do not expect it to decline below that requirement. The Bank’s regulatory capital-to-asset ratio at September 30, 2008 and December 31, 2007 would have been 4.79 percent and 5.00 percent if all excess capital stock had been repurchased.

Capital Stock
We had 38.1 million shares of capital stock outstanding at September 30, 2008 compared with 27.2 million shares outstanding at December 31, 2007. We issued 49.0 million shares to members and repurchased 38.1 million shares from members during the nine months ended September 30, 2008. Approximately 88 percent and 86 percent of our capital stock outstanding at September 30, 2008 and December 31, 2007 was activity-based stock that fluctuates primarily with the outstanding balances of advances made to members and mortgage loans purchased from members.
The Bank’s capital stock balances categorized by type of financial services company, as well as capital stock held by former members, are noted in the following table (dollars in millions):

	September 30,	December 31,
Institutional Entity	2008	2007

Commercial Banks	$2,453	$1,556
Insurance Companies	1,092	925
Savings and Loan Associations and Savings Banks	176	160
Credit Unions	86	76
Former Members	11	46

Total regulatory capital stock	$3,818	$2,763

Our members are required to maintain a certain minimum capital stock investment in the Bank. The minimum investment requirements are designed so that we remain adequately capitalized as member activity changes. To ensure we remain adequately capitalized within ranges established in the Capital Plan, these requirements may be adjusted upward or downward by the Bank’s Board of Directors. At September 30, 2008 and December 31, 2007, approximately 93 and 89 percent of our total capital was capital stock.
Members are required to purchase and maintain activity-based capital stock to support outstanding advances and mortgage loans. Changes in advance and mortgage loan balances are accompanied by changes in capital stock, unless the member already owns excess activity-based stock.
Stock owned by members in excess of their minimum investment requirements is known as excess stock. The Bank’s excess capital stock, including amounts classified as mandatorily redeemable capital stock, were $50.5 million and $95.1 million at September 30, 2008 and December 31, 2007. On July 18, 2008 the Bank voluntarily repurchased $42.7 million of excess membership stock held by its members and non-members.

Mandatorily Redeemable Capital Stock
Although mandatorily redeemable capital stock is not included in capital for financial reporting purposes, the Finance Agency requires that such outstanding stock be considered capital for determining compliance with regulatory requirements.
At September 30, 2008, we had $11.0 million in capital stock subject to mandatory redemption from 11 members and former members. At December 31, 2007, we had $46.0 million in capital stock subject to mandatory redemption from 40 members and former members. This amount has been classified as mandatorily redeemable capital stock in the Statements of Condition in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The significant decrease in mandatorily redeemable capital stock at September 30, 2008 was due to the Bank voluntarily repurchasing $20.0 million of its mandatorily redeemable capital stock classified as excess membership stock on July 18, 2008. The Bank repurchased this excess membership stock in order to increase its leverage and to eliminate excess stock owned by former members who had merged out of the Bank’s district.
The following table shows the amount of capital stock subject to mandatory redemption by the time period in which we anticipate redeeming the capital stock based on our practices (dollars in millions):

	September 30,	December 31,
Year of Redemption	2008	2007

Due in one year or less	$1	$14
Due after one year through two years	6	16
Due after two years through three years	3	9
Due after three years through four years	1	2
Due after four years through five years	—	4
Thereafter	—	1

Total	$11	$46

A majority of the capital stock subject to mandatory redemption at September 30, 2008 and December 31, 2007 was due to voluntary termination of membership as a result of a merger or consolidation into a nonmember or into a member of another FHLBank. The remainder of mandatorily redeemable capital stock was due to members requesting partial repurchases of excess stock. These partial repurchases amounted to $0.0 million and $0.4 million at September 30, 2008 and December 31, 2007.

Dividends
Effective June 19, 2008 the Bank replaced its reserve capital policy with a retained earnings policy. Under this policy, the Bank’s retained earnings minimum level is defined by the aggregation of market risk, credit risk, and operational risk components.
Under the new policy, if Economic Value of Capital Stock (EVCS), defined as the net present value of expected future cash flows divided by Book Value of Capital Stock (BVCS), is less than or equal to $100 per share, or actual retained earnings falls below the Bank’s retained earnings minimum described above, the Bank will establish a dividend cap at not more than 80 percent of current earnings or an action plan as deemed necessary by the Board of Directors. This will enable the Bank to return to targeted levels of retained earnings within twelve months. At September 30, 2008 EVCS was less than $100 per share, which represents a violation of the policy limit described above. In accordance with the policy, the Bank’s third quarter 2008 dividend will not exceed 80 percent of current earnings. See “Economic Value of Capital Stock” on page 90 for additional information.
The Bank paid cash dividends of $82.4 million during the nine months ended September 30, 2008 compared to $61.0 million during the same period of 2007. The annualized dividend rate paid was 4.17 percent and 4.25 percent during the nine months ended September 30, 2008 and 2007. The dividend rate is driven by the Bank’s current and projected financial performance and capital position including the targeted level of retained earnings.
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
SFAS 157 clarified that the valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and must also take into account the company’s own credit standing. The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments for credit were deemed necessary to the recorded fair values of derivative assets and liabilities in the Statements of Condition at September 30, 2008 and December 31, 2007.
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

Other Than Temporary Impairment
The Bank performs an evaluation of other than temporary impairment on a quarterly basis for its investment portfolio. Due to the subjective and complex nature of management’s other than temporary impairment assessment, the Bank has determined its quarterly evaluation of other than temporary impairment is a critical accounting policy. In this quarterly assessment, the Bank determines whether a decline in an individual investment security’s fair value below its amortized cost basis is other than temporary. The Bank recognizes an other than temporary impairment when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the security and fair value of the investment security is less than its amortized cost. The Bank also considers qualitative factors when determining whether other than temporary impairment has occurred. These qualitative factors may include external rating agency actions or changes in a security’s external credit rating, the composition of underlying collateral, the length of time and extent to which the fair value has been less than amortized cost, and the Bank’s ability and intent to hold the security until maturity or a period of time sufficient to allow for an anticipated recovery in the fair value of the security, and other factors. The Bank generally views changes in the fair value of the securities caused by movements in interest rates to be temporary.
Legislative and Regulatory Developments
FDIC Initiates Temporary Guarantee Program for Bank Debt
On October 14, 2008, under special systemic risk powers, the FDIC announced it will provide a 100 percent guarantee for newly issued senior unsecured debt and non-interest bearing transaction deposit accounts at FDIC-insured institutions. The guarantee of funds in non-interest bearing transaction deposit accounts will expire December 31, 2009. A 10 basis point surcharge would be applied to non-interest bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000.
The program to guarantee debt will apply to all newly issued senior unsecured debt issued on or before June 30, 2009, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. The amount of debt covered by the guarantee may not exceed 125 percent of debt that was outstanding as of September 30, 2008 that was scheduled to mature before June 30, 2009. For eligible debt issued on or before June 30, 2009, coverage would only be provided for three years beyond that date, even if the liability has not matured. For all newly issued senior unsecured debt, an annualized fee equal to 75 basis points would be multiplied by the amount of debt issued.

Federal Banking Agencies Proposal to Lower Capital Risk Weights for Fannie Mae and Freddie Mac
On October 7, 2008, the Federal Banking Agencies proposed a rule that would lower the capital risk weighting that banks assign to their holdings of Fannie Mae and Freddie Mac debt from 20 to 10 percent. The proposal requests comments on whether the same treatment should be given to FHLBank debt held by banks. The new risk weighting would apply to senior debt, subordinated debt, and MBS issued or guaranteed by Fannie Mae and Freddie Mac. Comments are due to the FDIC by November 26, 2008.
The FHLBanks are taking the position that the final rule should be extended to include the FHLBanks for the following reasons:
•	Not giving the FHLBanks’ debt the same capital treatment given to Fannie Mae and Freddie Mac will have the unintended consequence of harming the pricing of FHLBank debt. Spreads between FHLBank senior debt and comparable bonds issued by Fannie Mae and Freddie Mac have widened by 20 to 30 basis points since these entities were placed into conservatorship, and this proposal could further widen these spreads.

•	The proposal would reward Fannie Mae and Freddie Mac for being placed into conservatorship and could have the perverse effect of punishing the FHLBanks for their exceptional performance during these difficult times.

•	If investors believe that FHLBank obligations are somehow less creditworthy than obligations of Fannie Mae and Freddie Mac, then investors will demand higher yields to purchase FHLBank bonds, resulting in higher advance rates. The proposal will have the unintended effect of increasing the cost of FHLBank advances and raising the cost of funding for thousands of community banks.
FDIC Increases Deposit Insurance Premiums and Proposes Changes in Risk-Based Premiums
On October 7, 2008, the FDIC announced an increase in deposit insurance premiums effective the first quarter of 2009. This increase in deposit insurance premiums was initiated to begin the rebuilding of the Deposit Insurance Fund (DIF) to a reserve ratio of 1.15 percent over the five-year period prescribed by law. The DIF reserve ratio is currently at 1.01 percent as a result of recent bank failures. The comment period closes November 17, 2008.
The FDIC proposal creates a new premium structure for the first quarter of 2009 with existing premiums rising uniformly by seven basis points. The FDIC also proposes to change the premium structure for the second quarter of 2009 and going forward. The new structure charges higher premiums for institutions that use FHLBank advances in excess of 15 percent of domestic deposits, rewards large institutions that issue unsecured debt, rewards small institutions that have excess Tier 1 capital, and also imposes a surcharge on all institutions that use brokered deposits in excess of 10 percent of domestic deposits (while limiting the brokered deposit assessment on the 93 percent of institutions in the Risk 1 category to only those that have experienced “rapid growth”).

Emergency Economic Stimulus Act
On October 3, 2008, the President of the U.S. signed into law the Emergency Economic Stimulus Act (EESA). The EESA establishes a $700 billion program that gives the Secretary of the Treasury (the Secretary) broad powers to apply these funds as deemed appropriate. The Secretary is to purchase troubled assets and stabilize credit markets. The authority terminates on December 31, 2009 although the Secretary may extend the program for an additional ten months by submitting a written certification to Congress.
Federal Reserve Board of Governors Announce Securities Purchase Plan
As an additional measure to further support the functioning of financial markets, on September 19, 2008, the Federal Reserve Banks announced that it will begin purchasing short-term debt obligations issued by Fannie Mae, Freddie Mac, and the FHLBanks in the secondary market. Similar to secondary market purchases of Treasury securities, purchases of Fannie Mae, Freddie Mac, and FHLBank debt will be conducted with the Federal Reserve Banks’ primary dealers through a series of competitive auctions.
U.S. Department of the Treasury Lending Agreement
On September 9, 2008, the Bank entered into a Lending Agreement with the Treasury in connection with the Treasury’s establishment of the GSECF that is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. The Housing Act provided the Treasury with the authority to establish the GSECF.
The Lending Agreement sets forth the terms under which an FHLBank may borrow from and pledge collateral to the Treasury. Under the Lending Agreement, any extensions of credit by the Treasury to the FHLBanks, or any FHLBank, would be the joint and several obligations of all 12 of the FHLBanks and would be consolidated obligations (issued through the FHLBanks’ Office of Finance) pursuant to part 966 of the rules of the Finance Agency (12 C.F.R. part 966).
Loans under the Lending Agreement are to be secured by collateral acceptable to the Treasury, which consists of FHLBank advances to members, and MBS issued by Fannie Mae or Freddie Mac. Each type of collateral will be discounted as set forth in the Lending Agreement. Each FHLBank grants a security interest to the Treasury only in collateral that is identified on a listing of collateral, identified on the books or records of a Federal Reserve Bank as pledged by the FHLBank to the Treasury, or in the possession or control of the Treasury.
The Lending Agreement terminates on December 31, 2009 but will remain in effect as to any loan outstanding on that date. The Bank may terminate its consent to be bound by the Lending Agreement prior to that time so long as no loan is then outstanding to the Treasury.
For a more detailed description of the Lending Agreement, please refer to the Form 8-K filed by the Bank with the SEC on September 9, 2008.

Changes to GSE Regulation
On July 30, 2008, the Housing and Economic Recovery Act of 2008 was enacted. The Housing Act is designed to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s financing authority, and address GSE reform issues. Among significant provisions that directly affect the Bank, the Housing Act:
•	Creates a newly established federal agency regulator, the Federal Housing Finance Agency, to become the new federal regulator of the FHLBanks, Fannie Mae, and Freddie Mac effective on the date of enactment of the Housing Act. The Finance Board, the FHLBanks’ former regulator, will be abolished one year after the date of enactment. Finance Agency regulations, policies, and directives immediately transfer to the new Finance Agency and during the one year transition period, the Finance Board will be responsible for winding up its affairs. The Bank will be responsible for its share of the operating expenses for both the Finance Agency and the Finance Board;

•	Authorizes the Treasury to purchase obligations issued by the FHLBanks in any amount deemed appropriate by the Treasury under certain conditions. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4.0 billion. There were no such purchases by the Treasury through October 31, 2008 and the Bank has no immediate plans to utilize this Treasury authority;

•	Provides that the Director of the Finance Agency will be responsible for setting risk-based capital standards for the FHLBanks and other capital standards and reserve requirements for FHLBank activities and products;

•	Provides that the FHLBanks are subject to prompt corrective action enforcement provisions similar to those currently applicable to national banks and federal savings associations;

•	Provides the Director with broad conservatorship and receivership authority over the FHLBanks;

•	Removes the maximum statutory annual limit on board of directors’ compensation;

•	Provides the Director with certain authority over executive compensation;

•	Requires the Director to issue regulations to facilitate information sharing among the FHLBanks to, among other things, assess their joint and several liability obligations;

•	Provides the FHLBanks with express statutory exemptions from complying with certain provisions of the federal securities laws, consistent with the terms of existing correspondence from the Securities and Exchange Commission (SEC) to the Bank dated September 28, 2005;

•	Allows FHLBanks to voluntarily merge with the approval of the Director and the FHLBanks’ respective boards and requires the Director to issue regulations regarding procedures for voluntary merger approvals, including procedures for FHLBank member approval;

•	Allows the Director to liquidate or reorganize an FHLBank upon notice and hearing;

•	Allows FHLBank districts to be reduced to less than eight districts as a result of a voluntary merger or as a result of the Director’s action to liquidate an FHLBank;

•	Provides FHLBank membership eligibility for “Community Development Financial Institutions”;

•	Redefines CFI members as those institutions that have assets not exceeding $1.0 billion and adds “community development activities” as eligible collateral for CFIs;

•	Authorizes the Director to establish low- and very low-income housing goals for the MPF program;

•	Authorizes the Bank on behalf of one or more members to issue letters of credit to support tax-exempt state and local bond issuances subject to existing collateral requirements. This authority expires December 31, 2010;

•	Authorizes the Bank under its AHP to provide funds for the refinancing of home loans for families having an income at or below 80 percent of the applicable area median income. This authority expires two years after enactment of the Housing Act.
The Bank continues to assess the impacts these provisions will have on us and our members. Many of the regulations to implement these provisions have not yet been promulgated so it is still unclear to assess the full impact.
Establishment of an Independent Director Election Process
The Housing Act provides that an FHLBank’s board of directors shall be comprised of a majority of “member directors,” who are directors or officers of members, and a minority of non-member “independent” directors, who shall comprise not less than two-fifths of the members of the board of directors. Prior to July 30, 2008, the Finance Board was responsible for selecting appointive directors to serve on the Bank’s Board of Directors. As a result of the passage of the Housing Act and subsequent Finance Agency rulemaking, all members within the Bank’s five state district will now elect the Bank’s independent directors — formerly known as “appointive directors” — after first being nominated by the Bank’s Board of Directors in consultation with the Affordable Housing Advisory Council.
For 2009, the Finance Agency has designated seven independent directorships for the Bank, which will result in one less independent director seat and a 17-member board. In 2008, members at-large will elect two independent directors whose terms will begin on January 1, 2009 and end on December 31, 2012. The Bank commenced the 2008 independent director election process in October, with voting scheduled to occur before the end of the year.

Finance Agency’s Temporary Increase on Purchase of MBS
On March 24, 2008, the Finance Agency passed a resolution authorizing the FHLBanks to increase their purchases of agency MBS, effective immediately. Pursuant to the resolution, the limit on the FHLBank’s MBS investment authority would increase from 300 percent of capital to 600 percent of capital for two years. The resolution requires an FHLBank to notify the Finance Agency prior to its first acquisition under the expanded authority and include in its notification a description of the risk management principles underlying its purchase. The expanded authority is limited to Fannie Mae and Freddie Mac securities. The securities purchased under the increased authority must be backed by mortgages that were originated after January 1, 2008 and are consistent with Federal bank regulatory guidance on non-traditional and subprime mortgage lending. The actual increase will depend on portfolio management decisions made by the Bank and is subject to the Bank meeting capital adequacy and other safety and soundness standards. The Board approved a strategy for the Bank to increase its investments in additional agency MBS in accordance with the Finance Agency resolution to 450 percent of capital. The Bank has provided notification to the Finance Agency and received approval to exercise the expanded investment authority up to 600 percent of capital.
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
The Financial Risk Management Policy (FRMP) provides the Bank with the ability to continue a robust risk management practice allowing for flexibility to make rational decisions in stressed interest rate environments.

The Bank’s Board of Directors determined that the Bank should operate under a risk management philosophy of maintaining an AAA rating. An AAA rating provides the Bank with ready access to funds in the capital markets. In line with this objective, the FRMP establishes risk measures, with limits consistent with the maintenance of an AAA rating, to monitor the Bank’s market risk, liquidity risk, and capital adequacy. The following is a list of the risk measures in place at September 30, 2008:

Market Risk:	Mortgage Portfolio Market Value
Market Value of Capital Stock
GAAP Earnings Per Share Sensitivity
Liquidity Risk:	Contingent Liquidity
Capital Adequacy:	Economic Capital Ratio
Economic Value of Capital Stock
The FRMP replaces certain policy limits with management action triggers (MATs). The MATs require the Bank to closely monitor and measure the risks inherent in the Bank’s Statements of Condition but provide more flexibility to react prudently when certain trigger levels occur. While the Bank continues to monitor the risk measures noted above through the use of the MATs, management has identified Market Value of Capital Stock (MVCS) and EVCS as the Bank’s key risk measures with associated policy limits.
Market Risk/Capital Adequacy
We define market risk as the risk that net interest income or MVCS will change as a result of changes in market conditions such as interest rates, spreads, and volatilities. Interest rate risk was the predominant type of market risk exposure throughout the nine months ended September 30, 2008 and throughout 2007. Our amended FRMP is designed to provide an asset and liability management framework to respond to changes in market conditions while minimizing balance sheet stress and income volatility. Bank management and the Board of Directors routinely review both the policy limits and the actual exposures to verify the interest rate risk in our balance sheet remains at prudent and reasonable levels.
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
The following tables show our MVCS and the percent change from base case, based on outstanding shares including shares classified as mandatorily redeemable, assuming instantaneous shifts in interest rates at each quarter-end during 2008 and 2007 (dollars in millions):

	Market Value of Capital Stock
	Down 200	Down 100	Base Case	Up 100	Up 200
2008
September	$3,218	$3,411	$3,507	$3,420	$3,321
June	$2,501	$2,862	$2,968	$2,875	$2,727
March	$2,377	$2,618	$2,748	$2,675	$2,568
2007
December	$2,434	$2,509	$2,608	$2,609	$2,630
September	$2,215	$2,235	$2,258	$2,222	$2,148
June	$1,936	$1,978	$1,984	$1,966	$1,922
March	$1,807	$1,956	$1,992	$1,933	$1,842

	Percent Change from Base Case
	Down 200	Down 100	Base Case	Up 100	Up 200
2008
September	(8.23)%	(2.73)%	0.00%	(2.47)%	(5.29)%
June	(15.73)%	(3.57)%	0.00%	(3.12)%	(8.13)%
March	(13.48)%	(4.72)%	0.00%	(2.65)%	(6.56)%
2007
December	(6.68)%	(3.81)%	0.00%	0.04%	0.84%
September	(1.92)%	(1.03)%	0.00%	(1.62)%	(4.88)%
June	(2.44)%	(0.32)%	0.00%	(0.91)%	(3.14)%
March	(9.29)%	(1.78)%	0.00%	(2.95)%	(7.51)%
The increase in MVCS at September 30, 2008 compared with December 31, 2007 was attributable to an increase in activity-based capital stock requirements to support member activities related to advances as well as a decrease in OAS on our mortgage loans. To protect the MVCS from large interest rate swings, we use hedging transactions, such as entering into or canceling interest rate swaps on existing debt and altering the funding structures supporting MBS purchases.

Throughout the first two quarters of 2008, the Bank’s MVCS fell below the 10 percent threshold in the down 200 basis point rate shift scenario. However, in February 2008 management received a temporary suspension of all policy limits pertaining to the down 200 basis point rate shift scenario from the Board of Directors due to the low rate environment as defined by the Finance Agency. This suspension applies in low rate environments where a decline of 200 basis points is highly unlikely, and thus hedging against this event is not reasonable or economical. At September 30, 2008 the Bank’s MVCS was within policy limits.
Economic Value of Capital Stock
EVCS is defined by the Bank as the net present value of expected future cash flows, discounted at the Bank’s cost of funds, divided by BVCS expressed in dollars per share.
Effective May 1, 2008 the amended FRMP states that the EVCS should not be lower than $100 per share. Any breach of policy limits will result in the Bank establishing either a dividend cap at no more than eighty percent of current earnings, or an action plan, as deemed necessary by the Board of Directors, to enable the Bank to return to its targeted level of retained earnings within twelve months.
The following table shows EVCS as a dollar per share, based on outstanding shares including shares classified as mandatorily redeemable, at each quarter-end during 2008 and 2007.

Economic Value of Capital Stock
2008
September	$96.14
June	$105.13
March	$105.31
2007
December	$104.17
September	$107.41
June	$111.31
March	$112.17
At September 30, 2008 the Bank fell below its policy limit of $100 per share. As discussed in the “Conditions in the Financial Markets” at page 47, during the third quarter 2008, the Bank’s cost of long-term funding relative to LIBOR increased. This increase in long-term funding costs caused EVCS to decrease below $100 per share. Accordingly, the Bank’s third quarter dividend will not exceed eighty percent of current earnings. See the “Dividends” section at page 80 for the Bank’s response.
Liquidity Risk
See “Liquidity” beginning on page 73 for additional detail of our liquidity management.

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
We assign discounted values to collateral pledged to the Bank based on its relative risk. At September 30, 2008 and December 31, 2007, borrowers pledged $96 billion and $73 billion of collateral (net of applicable discount or margin factors) to support $66 billion and $42 billion of advances and other activities with the Bank. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate liquidity availability and to borrow in the future.
At September 30, 2008 and December 31, 2007, 9 borrowers had outstanding advances greater than $1.0 billion. These advance holdings represented approximately 65 and 58 percent of the total par value of advances outstanding at September 30, 2008 and December 31, 2007. For further discussion on our largest borrowers of advances, see “Advances” on page 61.

The following table shows our composition of collateral pledged to the Bank (dollars in billions):

	September 30, 2008			December 31, 2007
		Advance			Advance
Collateral Type	Dollars	Equivalent	Discount	Dollars	Equivalent	Discount

Residential loans
1-4 family	$49.8	$34.7	30.3%	$39.3	$28.3	28.0%
Multi-family	1.8	1.0	44.4	1.4	0.8	42.9
Other real estate	38.2	21.2	44.5	31.9	17.3	45.8
Securities/insured loans
Residential MBS	35.3	31.4	11.0	23.3	21.8	6.4
CMBS	6.5	4.9	24.6	3.7	3.2	13.5
Government insured loans	1.0	0.9	10.0	0.9	0.8	11.1
Secured small business loans and agribusiness loans	4.4	1.6	63.6	2.6	1.0	61.5

Total collateral	$137.0	$95.7	30.1%	$103.1	$73.2	29.0%

In light of recent market conditions, the Bank recognizes the additional risk that may be inherent in its collateral. At September 30, 2008, the Bank does not believe our exposure to advance collateral will result in a material loss.
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

The following table presents our MPF portfolio by product type at par value (dollars in billions):

	September 30, 2008		December 31, 2007
Product Type	Dollars	Percent	Dollars	Percent

Original MPF	$0.3	2.8%	$0.2	1.9%
MPF 100	0.1	0.9	0.1	0.9
MPF 125	1.7	16.1	1.2	11.0
MPF Plus	8.0	75.5	8.8	80.7

Total conventional loans	10.1	95.3	10.3	94.5

Government-insured loans	0.4	3.8	0.5	4.6

Total mortgage loans	10.5	99.1	10.8	99.1

MPF Shared Funding recorded in investments	0.1	0.9	0.1	0.9

Total MPF related assets	$10.6	100.0%	$10.9	100.0%

The MPF Shared Funding Certificates included in the preceding table are mortgage-backed certificates created from conventional conforming mortgages using a senior/subordinated tranche structure. The Bank’s investment is recorded in held-to-maturity securities. The following table shows our Shared Funding Certificates and credit ratings (dollars in millions):

	September 30,	December 31,
Credit Rating	2008	2007

AAA	$46	$51
AA	2	2

Total MPF Shared Funding Certificates	$48	$53

We also manage the credit risk on our mortgage loan portfolio by monitoring portfolio performance and the creditworthiness of our participating members. All loans purchased by the Bank must comply with underwriting guidelines which follow standards generally required in the secondary mortgage market.

We monitor the delinquency levels of our mortgage loan portfolio on a monthly basis. A summary of our delinquencies at September 30, 2008 follows (dollars in millions):

	Unpaid Principal Balance
	Government-
	Conventional	Insured	Total

30 days	$84	$19	$103
60 days	25	6	31
90 days	9	3	12
Greater than 90 days	9	2	11
Foreclosures and bankruptcies	39	5	44

Total delinquencies	$166	$35	$201

Total mortgage loans outstanding	$10,141	$427	$10,568

Delinquencies as a percent of total mortgage loans	1.6%	8.2%	1.9%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.5%	1.6%	0.5%

A summary of our delinquencies at December 31, 2007 follows (dollars in millions):

	Unpaid Principal Balance
	Government-
	Conventional	Insured	Total

30 days	$83	$20	$103
60 days	20	4	24
90 days	6	2	8
Greater than 90 days	1	1	2
Foreclosures and bankruptcies	41	4	45

Total delinquencies	$151	$31	$182

Total mortgage loans outstanding	$10,330	$461	$10,791

Delinquencies as a percent of total mortgage loans	1.5%	6.8%	1.7%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.4%	1.1%	0.4%

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

The Bank’s management of credit risk in the MPF program involves several layers of legal loss protection that are defined in agreements among the Bank and its participating members. Though the nature of these layers of loss protection differs slightly among the MPF products we offer, each product contains similar credit risk structures. For conventional loans, the credit risk structure contains the following layers of loss protections in order of priority:
•	Homeowner equity.

•	Primary Mortgage Insurance for all loans with home owner equity of less than 20 percent of the original purchase price or appraised value.

•	First Loss Account (FLA) established by the Bank. FLA is a memorandum account for tracking losses and such losses are either recoverable from future payments of performance based credit enhancement fees to the member or absorbed by the Bank.

•	Credit enhancements provided by participating members.

•	Losses greater than credit enhancements provided by members are the responsibility of the Bank. The Bank utilizes an allowance for any estimated losses beyond the above layers.
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
The allowance for credit losses was $0.2 million and $0.3 million at September 30, 2008 and December 31, 2007. The Bank recorded charge-offs of $24,000 and $92,000 during the three and nine month periods ended September 30, 2008 and no charge-offs during the three and nine month periods ended September 30, 2007. The Bank did not have any recoveries during the three and nine month periods ended September 30, 2008 and 2007. As a result of our quarterly 2008 allowance for credit losses reviews, the Bank determined that an allowance for credit losses of $0.2 million was sufficient to cover projected losses in our MPF portfolio.

At September 30, 2008 and December 31, 2007, the Bank had $35.0 million and $27.3 million of nonaccrual loans. Accrued interest income that was contractually owed to the Bank but not received on nonaccrual loans at September 30, 2008 and December 31, 2007 was $0.4 million and $0.3 million. At September 30, 2008 and December 31, 2007, the Bank’s other assets included $8.9 million and $5.6 million of real estate owned.
As part of the mortgage portfolio, we also invest in MBS. Finance Agency regulations allow us to invest in securities guaranteed by the U.S. government, government-sponsored housing enterprises, and other MBS that are rated Aaa by Moody’s, AAA by S&P, or AAA by Fitch on the purchase date. We are exposed to credit risk to the extent that these investments fail to perform adequately. We do ongoing analysis to evaluate the investments and creditworthiness of the issuers, trustees, and servicers for potential credit issues.
At September 30, 2008, we owned $9.7 billion of MBS, of which $9.6 billion were guaranteed by the U.S. government or issued by GSEs and $0.1 billion were private label securities backed by residential mortgage loans. At December 31, 2007, we owned $6.8 billion of MBS, of which $6.7 billion were guaranteed by the U.S. government or issued by GSEs and $0.1 billion were private label securities backed by residential mortgage loans. Our private label securities were all rated AA or better by a nationally recognized statistical rating organization (NRSRO) and were not backed by subprime loans or non-traditional loans.
The Bank also invests in state housing finance agency bonds. At September 30, 2008 and December 31, 2007, we had $152.0 million and $74.0 million of state agency bonds rated AA or higher.

Investments
We maintain an investment portfolio to provide liquidity. Finance Agency regulations and policies adopted by the Board of Directors limit the type of investments we may purchase.
The largest unsecured exposure to any single short-term counterparty excluding GSE was $521 million at September 30, 2008 and $250 million at December 31, 2007. The following tables show our unsecured credit exposure to investment counterparties (including accrued interest receivable) (dollars in millions):

	September 30, 2008
		Commercial	Overnight	Term	Other
Credit Rating[1]	Deposits[2]	Paper	Federal Funds	Federal Funds	Obligations[3]	Total

AAA	$—	$—	$—	$—	$—	$—
AA	521	—	625	—	—	1,146
A	—	—	1,431	—	—	1,431

Total	$521	$—	$2,056	$—	$—	$2,577

	December 31, 2007
		Commercial	Overnight	Term	Other
Credit Rating[1]	Deposits[2]	Paper	Federal Funds	Federal Funds	Obligations[3]	Total

AAA	$—	$—	$—	$—	$219	$219
AA	1	200	—	780	—	981
A	101	—	580	453	—	1,134

Total	$102	$200	$580	$1,233	$219	$2,334

[1]	Credit rating is the lowest of S&P, Moody’s, and Fitch ratings stated in terms of the S&P equivalent.

[2]	Deposits include interest and non-interest bearing deposits as well as certificates of deposit.

[3]	Other obligations represent obligations in GSEs.
We had cash and short-term investments with a book value of $2.6 billion at September 30, 2008 compared to $2.4 billion at December 31, 2007. We manage the level of cash and short-term investments according to changes in other asset classes and levels of capital. Additionally, we adjust cash and short-term investments to maintain our target leverage ratio and to manage excess funds. During the third quarter 2008, the Bank reduced its liquidity position in short-term unsecured investments due to counterparty concerns given activities in the market. Subsequent to the third quarter and recent government actions to mitigate counterparty risk, the Bank has taken steps to increase our short-term investments.

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
The Bank manages this credit risk by spreading its transactions among many highly rated counterparties, by entering into collateral exchange agreements with counterparties that include minimum collateral thresholds, and by monitoring its exposure to each counterparty at least monthly. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities if credit risk exposures rise above the minimum thresholds. During the third quarter of 2008, the Bank reduced its counterparty credit risk exposure by terminating certain derivatives. This allowed the Bank to maintain a stable risk profile.
Excluding mortgage delivery commitments that were fully collateralized, we had 24 and 26 active derivative counterparties at September 30, 2008 and December 31, 2007, most of which were large highly rated banks and broker-dealers. At September 30, 2008 and December 31, 2007, five counterparties represented approximately 71 percent and 55 percent, respectively, of the total notional amount of outstanding derivative transactions, and all five had a credit rating of A or better. At September 30, 2008, one counterparty with an AA credit rating, BNP Paribas, represented $8.4 million or approximately 50 percent of our net derivatives exposure after collateral. At December 31, 2007, one counterparty with an AA credit rating, JP Morgan Chase Bank, N.A., represented $17.1 million or approximately 28 percent of our net derivatives exposure after collateral. In addition, we had mortgage delivery commitment derivatives with notional amounts of $99.8 million at September 30, 2008 compared with $23.4 million at December 31, 2007, which were fully collateralized. Participating members are assessed a fee for failing to fulfill their mortgage delivery commitments.

The following tables show our derivative counterparty credit exposure, excluding mortgage delivery commitments and after applying netting agreements and collateral (dollars in millions):

	September 30, 2008
			Total	Value	Exposure
	Active	Notional	Exposure at	of Collateral	Net of
Credit Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	2	$381	$—	$—	$—
AA	19	21,330	17	2	15
A	3	10,531	25	23	2

Total	24	$32,242	$42	$25	$17

	December 31, 2007
			Total	Value	Exposure
	Active	Notional	Exposure at	of Collateral	Net of
Credit Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	3	$1,485	$—	$—	$—
AA	19	33,779	67	23	44
A	4	5,594	25	8	17

Total	26	$40,858	$92	$31	$61

[1]	Credit rating is the lower of the S&P, Moody’s, and Fitch ratings stated in terms of the S&P equivalent.

[2]	Notional amounts serve as a factor in determining periodic interest amounts to be received and paid and generally do not represent actual amounts to be exchanged or directly reflect our exposure to counterparty credit risk.

[3]	For each counterparty, this amount includes derivatives with a net positive market value including the related accrued interest receivable/payable (net).

[4]	Amount equals total exposure at fair value less value of collateral pledged as determined at the counterparty level.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Market Risk/Capital Adequacy” beginning on page 88 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
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
Internal Control Over Financial Reporting
For the third quarter of 2008, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 4T. Controls and Procedures
Not applicable.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently aware of any pending or threatened legal proceedings against the Bank that could have a material adverse effect on its financial condition, results of operations, or cash flows.
Item 1A. Risk Factors
The following information should be read in conjunction with the risk factors and related information previously disclosed in the Bank’s Annual Report on Form 10-K, as filed with the SEC on March 14, 2008 for the year ended December 31, 2007.
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
At September 30, 2008, seven of the Bank’s mortgage insurance providers had their external ratings downgraded below AA- for claims paying ability or insurer financial strength by one or more NRSROs. Rating downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to reimburse the Bank for claims under insurance policies. If a mortgage insurer fails to fulfill its obligations, the Bank may bear the full loss of the borrower default on the related mortgage loans, subject to credit risk sharing arrangements with PFIs. Effective July 31, 2008, the Bank determined that one mortgage insurer whose rating was downgraded to B+ will no longer be eligible to provide mortgage insurance under the MPF Program. The Bank had total credit exposure to these mortgage insurance providers of $409.5 million at September 30, 2008. The stated exposure does not include the recapture of the credit risk sharing arrangements described in “Mortgage Assets” at page 92. At September 30, 2008, due to the credit risk sharing arrangements in place, the Bank does not believe our exposure to mortgage insurance providers is likely to result in a material loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On October 1, 2008, Van D. Fishback was declared elected by the Bank to our Board of Directors for a four-year term commencing January 1, 2009. The directorship is being filled without an election because only one individual accepted nomination for the one South Dakota directorship. For more information see the Bank’s Form 8-K furnished to the SEC on October 1, 2008.
Item 5. Other Information
None.
Item 6. Exhibits

10.17	U.S. Department of Treasury Lending Agreement.*

10.18	Federal Home Loan Bank of Des Moines Long-Term Incentive Plan.**

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the executive vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the executive vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K furnished to the SEC on September 9, 2008.

**	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K furnished to the SEC on July 25, 2008.

SIGNATURE
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date: November 12, 2008

By:	/s/ Richard S. Swanson
Richard S. Swanson
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

10.17	U.S. Department of Treasury Lending Agreement.*

10.18	Federal Home Loan Bank of Des Moines Long-Term Incentive Plan.**

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the executive vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the executive vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K furnished to the SEC on September 9, 2008.

**	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K furnished to the SEC on July 25, 2008.