Form 10-Q/A
period 2008-09-30
Federal Home Loan Bank of Des Moines
filed 2009-01-12
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

Federal Home Loan Bank of Des Moines
Form 10-Q/A
(Amendment No. 1)
Explanatory Note
We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, which we originally filed with the Securities and Exchange Commission, or SEC, on November 12, 2008, to add Exhibit 10.18, the Federal Home Loan Bank of Des Moines Long-Term Incentive Plan. This exhibit was omitted from the original filing.
This Amendment No. 1 continues to speak as of the date of our original quarterly report, and we have not updated the disclosure contained in that original quarterly report to reflect any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Bank’s other filings made with the SEC subsequent to the filing of the Form 10-Q.
Part II — OTHER INFORMATION
Item 6. Exhibits

10.17	U.S. Department of Treasury Lending Agreement.*

10.18	Federal Home Loan Bank of Des Moines Long-Term Incentive Plan.

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the executive vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the executive vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously Filed
SIGNATURE
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)
Date: January 9, 2009

By:	/s/ Richard S. Swanson
Richard S. Swanson
President and Chief Executive Officer