Form 10-K
period 2008-12-31
Federal Home Loan Bank of Des Moines
filed 2009-03-13
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2008, the aggregate par value of the stock held by members of the registrant was approximately $3,016,150,000. At February 28, 2009, 28,645,789 shares of stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this annual report on Form 10-K, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements. These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed, contemplated, or implied by the forward-looking statements or could affect the extent to which a certain plan, objective, projection, estimate, or prediction is realized. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. A detailed discussion of the risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under “Item 1A-Risk Factors” at page 29.
PART I
ITEM 1-BUSINESS
Overview
The Federal Home Loan Bank of Des Moines (the Bank, we, us, or our) is a federally chartered corporation that is exempt from all federal, state, and local taxation except real property taxes and is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act). On July 30, 2008 the passage of the “Housing and Economic Recovery Act of 2008” (Housing Act) amended certain provisions of the FHLBank Act. Prior to the passage of the Housing Act, the Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the U.S. Government, supervised and regulated the FHLBanks and the Federal Home Loan Bank’s Office of Finance (Office of Finance). With the passage of the Housing Act, the Federal Housing Finance Agency (Finance Agency) was established and became the new independent Federal regulator of the FHLBanks and the Office of Finance, as well as for Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). The Finance Board will be abolished one year after the date of enactment of the Housing Act, which will be on July 30, 2009. During the one-year transition period, the Finance Board will be responsible for winding up its affairs. The Finance Agency’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner. In addition, the Finance Agency ensures that the FHLBanks carry out their housing finance mission and remain adequately capitalized. The Finance Agency establishes policies and regulations governing the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.

The Bank’s mission is to provide funding and liquidity for its members and housing associates. The Bank fulfills its mission by being a stable resource that can make short- and long-term funding available to members and housing associates through advances, standby letters of credit, mortgage purchases, and targeted housing and economic development activities. We serve member institutions and eligible housing associates in Iowa, Minnesota, Missouri, North Dakota, and South Dakota. Regulated financial depositories, community development financial institutions, and insurance companies may apply for membership.
We are a cooperative. This means we are owned by our customers, whom we call members. All members must purchase and maintain membership capital stock in the Bank as a condition of membership based on the amount of their total assets. Each member is also required to purchase and maintain activity-based capital stock to support certain business activities with us. State and local housing associates that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not permitted to purchase capital stock. All stockholders receive dividends on their capital investment when declared.
Business Model
Our vision is to be the preferred financial provider of our members in meeting the housing and economic development needs of the communities we serve together. We strive to achieve our vision by providing funding and liquidity for our members and housing associates to support housing and economic development.
The Bank’s members are both stockholders and customers. As a cooperative, we deliver value in a way that not only provides members with attractive product prices and reasonable returns on invested capital, but also provides the Bank with a capital structure that includes adequate retained earnings to support safe and sound business operations. The Bank’s financial policies and practices are designed to support our objectives.
Members are required to buy membership and activity-based capital stock, dependent upon our members’ total assets and their business activity with us. We use that capital stock to support the issuance of consolidated obligations in the marketplace, for which we are jointly and severally liable with the other FHLBanks.
We use the proceeds from our consolidated obligation issuances and member deposits together with our earnings on capital to make advances to members and housing associates, purchase single-family mortgage loans from our members or in participation with other FHLBanks through the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago), and purchase investments.

Our net income is attributable to the difference between the interest income we earn on our advances, mortgage loans, and investments and the interest expense we pay on our consolidated obligations and member deposits, as well as any gains and losses on derivative and hedging activities. We operate with narrow margins and expect to be profitable over the long-term based on our prudent lending standards, conservative investment strategies, and diligent risk management practices. Because we operate with narrow margins, the Bank’s net income is sensitive to changes in market conditions that impact the interest we earn and pay.
We do not attempt to maximize our return on equity. Our capital stock is not publicly traded and does not change in value. It is purchased by members at a par value of $100 per share and is redeemed by members at $100 per share. We typically pay out the majority of our earnings as dividends, retaining only what is necessary to support safe and sound business operations.
A portion of our annual earnings is used to make interest payments on debt issued by the Resolution Funding Corporation (REFCORP). REFCORP debt was issued by the U.S. Treasury to resolve troubled savings and loan institutions in the late 1980s and early 1990s. Additionally, by regulation, we are required to contribute ten percent of regulatory income each year to the Affordable Housing Program (AHP). Through the AHP, the Bank provides grants and subsidized advances to members to support housing for households with incomes at or below 80 percent of the area median.
The year ended December 31, 2008 presented many challenges to the Bank and its business model as a result of the credit and liquidity crisis which began in 2007. Historically, the FHLBanks’ credit quality and efficiency have led to ready access to funding at competitive rates. This was proven during the first nine months of 2008, as the Bank funded record levels of advances to members. However, growing concerns regarding the credit crisis intensified in the last four months of 2008 as a result of continued losses reported by financial institutions, mergers and bankruptcies of financial institutions, and the placement of Fannie Mae and Freddie Mac into conservatorship creating uncertainty regarding their GSE status. In response to the continuing credit and liquidity crisis, during the fourth quarter of 2008 the U.S. Government announced several programs to prevent bank failures and support economic recovery. These programs ended up having a negative impact on the Bank’s cost of funds and our advance balances. The impact of these actions and potential future actions on the Bank and the FHLBank System as a whole are further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning at page 41.
Membership
Our membership is diverse, including both small and large commercial banks, insurance companies, savings and loan associations, and credit unions. In our five-state district, our membership includes the majority of institutions that are eligible to become members.

Our membership level has stabilized as the number of new members has been offset by exiting members due primarily to mergers and acquisitions. Eligible non-members are primarily smaller institutions that have, thus far, elected not to become a member of the Bank. Therefore, we do not anticipate a substantial increase in member institutions or that additional members will have a significant impact on the Bank’s future business.
During 2008, the Bank experienced three member bank failures with outstanding advances of $5.1 million. All outstanding advances were paid in full and there was no material effect to the Bank’s financial condition or results of operations from these three member bank failures.
The following table summarizes the Bank’s membership, by type of institution, at December 31, 2008, 2007, and 2006:

Institutional Entity	2008	2007	2006

Commercial Banks	1,072	1,077	1,086
Insurance Companies	36	31	27
Savings and Loan Associations	77	77	76
Credit Unions	60	58	58

Total members	1,245	1,243	1,247

The following table summarizes the Bank’s membership, by type of institution and asset size, for 2008, 2007, and 2006:

Membership Asset Size	2008	2007	2006

Depository Institutions
Less than $100 million	47.4%	50.7%	52.9%
$100 million to $500 million	40.2	38.5	37.2
Excess of $500 million	9.5	8.3	7.8
Insurance Companies
Less than $100 million	0.3	0.3	0.1
$100 million to $500 million	0.7	0.7	0.6
Excess of $500 million	1.9	1.5	1.4

Total	100.0%	100.0%	100.0%

At December 31, 2008 and 2007, approximately 90 percent and 91 percent of our members were Community Financial Institutions (CFIs). CFIs are defined by the Gramm-Leach-Bliley Act of 1999 (GLB Act) to include all Federal Deposit Insurance Corporation (FDIC)-insured institutions with average total assets over the three prior years equal to or less than $500 million, as adjusted annually for inflation. Pursuant to the passage of the Housing Act, the CFI definition was amended to include those institutions that have, as of the date of the transaction at issue, less than $1.0 billion in average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency Director based on the consumer price index). The expansion of the CFI limit to $1.0 billion added 30 members to the total members eligible for the CFI designation. Institutions designated as CFIs may pledge certain collateral types that other members are not permitted to pledge, such as small business, small agri-business, and small farm loans.
Business Segments
The Bank manages operations by grouping products and services within two business segments: Member Finance and Mortgage Finance. Effective July 1, 2008 the Bank enhanced its internal segment methodology and modified the segment information reported in the footnotes to the financial statements to reflect the manner in which management evaluates the Bank’s financial information. In particular, Housing Finance Authority (HFA) and Small Business Administration (SBA) investments were reclassified from the Member Finance segment to the Mortgage Finance segment as a result of their underlying mortgage characteristics. In addition, the Bank modified its allocation of capital to each segment. Previously, the Bank’s allocation of capital only included estimated capital stock for each segment. This was modified to include the estimated amount of capital stock, retained earnings, and other comprehensive income for each segment. A summary of each segments products and services can be found below.
The Member Finance segment includes advances, investments (excluding mortgage-backed securities (MBS), HFA, and SBA investments), and the related funding and hedging of those assets. Member deposits are also included in this segment. Member Finance income is derived primarily from the spread between the yield on advances and investments and the borrowing, member deposit, and hedging costs related to those assets.
The Mortgage Finance segment includes mortgage loans purchased through the MPF program, MBS, HFA, and SBA investments, and the related funding and hedging of those assets. Mortgage Finance income is derived primarily from the spread between the yield on mortgage loans, MBS, HFA, and SBA investments and the borrowing and hedging costs related to those assets.
In our evaluation of financial performance for our two operating segments, net interest income is adjusted to include the impact of interest income and expense associated with economic hedges. Interest income and expense associated with economic hedges are recorded in other income in “Net (loss) gain on derivatives and hedging activities” in the Statements of Income.

Each segment also earns income from invested capital. Capital is allocated to the Member Finance and Mortgage Finance segments based on each segment’s amount of capital stock, retained earnings, and other comprehensive income.
We use consolidated obligations and derivatives in both segments as part of our funding and interest rate risk management strategies. Accordingly, these products and services are discussed on a combined basis. See “Products and Services — Member Finance and Mortgage Finance” at page 17.
For further discussion of these business segments, including total assets by segment, see “Net Interest Income by Segment” at page 52 and Note 18 of the financial statements and notes for the years ended December 31, 2008, 2007, and 2006 at page S-64.
Products and Services — Member Finance
Advances
We carry out our mission primarily through lending funds which are called advances to our members and eligible housing associates (collectively, borrowers). These advances are secured by mortgages and other eligible collateral. Eligible housing associates include certain approved borrowers, as more fully described under the caption “Housing Associates” within this section.
Members and housing associates use our various advance products as sources of funding for mortgage lending, affordable housing and other community lending (including economic development), and general asset-liability management. Advances are also used by CFIs for loans to small businesses, small farms, and small agribusinesses. Additionally, advances can provide competitively priced wholesale funding to members who may lack diverse funding sources. Our primary advance products include the following:
•	Overnight advances used primarily to fund the short-term liquidity needs of our borrowers. These advances are automatically renewed until the borrower pays down the advances. Interest rates are set daily.
•	Fixed rate advances that are available over a variety of terms to meet borrower needs. Short-term fixed rate advances are used primarily to fund the short-term liquidity needs of our borrowers. Long-term fixed rate advances are an effective tool to help manage long-term lending and investment risks of our borrowers.
•	Variable rate advances that provide a source of short and long-term financing where the interest rate changes in relation to a specified interest rate index such as London Interbank Offered Rate (LIBOR).

•	Callable advances that may be prepaid by the borrower on pertinent dates (call dates). Mortgage matched advances are a type of callable advance with fixed rates and amortizing balances. Using a mortgage matched advance, a borrower may make predetermined principal payments at scheduled intervals throughout the term of the loan to manage the interest rate risk associated with long-term fixed rate assets. Also included in callable advances are fixed and variable rate member owned option advances that are non-amortizing. Member owned option advances provide borrowers a source of long-term financing with prepayment flexibility.
•	Putable advances that we may, at our discretion, terminate and require the borrower to repay at predetermined dates prior to the stated maturity dates of the advances. Should an advance be terminated, the Bank intends to offer replacement funding at then current market rates and terms, based on the Bank’s available advance products and subject to the Bank’s normal credit and collateral requirements. A putable advance carries an interest rate lower than a comparable maturity advance that does not have the putable feature.
•	Community investment advances are below-market rate funds used by borrowers in both affordable housing projects and community development. The Community Investment Cash Advance Program (CICA) advances are provided at interest rates that represent our cost of funds plus a markup to cover our administrative expenses. This markup is determined by the Bank’s Asset-Liability Committee. The Bank’s Board of Directors annually establishes limits on the total amount of funds available for CICA advances and the total amount of CICA advances outstanding at any point in time.
For information on advances, including our largest borrowers, see “Advances” at page 58.
Housing Associates
The FHLBank Act permits us to make advances to eligible housing associates. Housing associates are approved mortgagees under Title II of the National Housing Act that meet certain criteria, including: chartered under law and have succession; subject to inspection and supervision by some governmental agency; and lending their own funds as their principal activity in the mortgage field. Because housing associates are not members, they are not subject to certain provisions of the FHLBank Act that are applicable to members and cannot own our capital stock. The same regulatory lending requirements that apply to our members generally apply to housing associates. Because housing associates are not members, eligible collateral is limited to Federal Housing Administration (FHA) mortgages or Government National Mortgage Association (Ginnie Mae) securities backed by FHA mortgages for pledged collateral. State housing associates may pledge additional collateral such as cash deposited in the Bank, or certain residential mortgage loans, including securities backed by such mortgages, for advances facilitating residential or commercial mortgage lending to benefit low- and moderate-income individuals or families.

Prepayment Fees
We price advances at a spread over our cost of funds. We may charge a prepayment fee for advances that terminate prior to their stated maturity or outside a predetermined call or put date. The fees charged are priced to make us economically indifferent to the prepayment of the advance.
Collateral
We are required by regulation to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance and throughout the life of the advance. Eligible collateral includes whole first mortgages on improved residential property or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. Government or any of the government-sponsored housing enterprises (GSE), including without limitation MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash deposited in the Bank; and other real estate-related collateral acceptable to the Bank provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. Additionally, CFIs may pledge collateral consisting of secured small business, small farm, or small agribusiness loans, including secured business and agri-business lines of credit. As additional security, the FHLBank Act provides that the Bank has a lien on each borrower’s capital stock in the Bank; however, capital stock cannot be pledged as collateral to secure credit exposures.
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
We generally make advances to borrowers under a blanket lien, which grants us a security interest in all eligible assets of the member to fully secure the member’s indebtedness to the Bank. The Bank generally perfects its security interest in the collateral pledged under the UCC. Other than securities collateral and cash deposits, the Bank does not initially take control of collateral pledged by blanket lien borrowers. In the event of deterioration in the financial condition of a blanket lien borrower, we have the ability to require delivery of pledged collateral sufficient to secure the borrower’s indebtedness to the Bank.

With respect to nonblanket lien borrowers (typically insurance companies and housing associates), we generally take control of collateral through the delivery of cash, securities or mortgages to the Bank or its custodian. For additional information on the Bank’s collateral requirements refer to the “Advances” section on page 108.
Standby Letters of Credit
We issue letters of credit on behalf of our members and housing associates to facilitate business transactions with third parties. Letters of credit may be used to facilitate residential housing finance or other housing activity, facilitate community lending, and assist with asset-liability management. Pursuant to the passage of the Housing Act, the Bank’s authorization to issue letters of credit was expanded to support tax-exempt state and local bond issuances. Members and housing associates must fully collateralize letters of credit with eligible collateral.
Investments
The Member Finance investment portfolio is used for liquidity purposes, to maintain our target leverage ratio, and to provide earnings to the Bank. Investment income may also bolster or strengthen our capacity to meet our affordable housing and community investment commitments, cover operating expenditures, and satisfy our REFCORP assessment.
To ensure the availability of funds to meet member credit needs, we maintain a short-term investment portfolio comprised of unsecured and secured investments. Unsecured investments generally include interest-bearing deposits, federal funds, commercial paper with highly rated counterparties, and obligations of GSEs. Secured investments may include securities purchased under agreements to resell. The Bank also maintains a long-term investment portfolio, which generally includes secured and unsecured obligations of GSEs and state and local housing associates. The long-term investment portfolio generally provides us with higher returns than those available in the short-term money markets.
Additionally, the Bank maintains a liquidity portfolio, which includes investments in Temporary Liquidity Guarantee Program (TLGP) debt. This debt is backed by the full faith and credit of the U.S. Government.
Under Finance Agency regulations, we are prohibited from investing in certain types of securities, including:
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
In the normal course of business, we may have investments in instruments or obligations of members and their affiliates, including interest-bearing deposits, commercial paper, TLGP, and overnight and term Federal funds. Such investments are governed by the same credit policies and counterparty approval processes as investments with nonmembers. We do not consider whether an approved counterparty is a member or affiliate of a member when contemplating an investment activity. All investment transactions are at arms length and at current market rates. Investments in member and counterparty TLGP debt are not subject to the same counterparty term limits due to the explicit government guarantee.
The Bank does not have any subsidiaries. With the exception of a limited partnership interest in Small Business Investment Company (SBIC), the Bank has no equity position in any partnerships, corporations, or off-balance sheet special purpose entities. Our investment in the limited partnership interest was $3.9 million at December 31, 2008.
Deposits
We accept deposits from our members, eligible nonmembers, and housing associates. We offer several types of deposit programs, including demand, overnight, and term deposits. Deposit programs provide some of our funding while providing members a low-risk earning asset.
Products and Services — Mortgage Finance
Mortgage Loans
The Bank invests in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which we purchase eligible mortgage loans from participating financial institution members (PFIs) (collectively, MPF loans). MPF loans are conforming conventional and Government (i.e., insured or guaranteed by the FHA, the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) or the Department of Housing and Urban Development (HUD)) fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 years to 30 years. MPF loans may also represent the Bank’s participation in such mortgage loans from other FHLBanks.

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
The current products we offer under the MPF program differ primarily in their credit risk structures. While the credit risk structures differ among products, Finance Agency regulations require that all pools of MPF loans we purchase have a credit risk sharing arrangement with our PFIs that limits our credit risk exposure to a AA or higher investment grade instrument from a nationally recognized statistical rating organization (NRSRO). We maintain an allowance for credit losses on our mortgage loans that management believes is adequate to absorb any related losses incurred by the Bank.
The MPF Program enables participating FHLBanks the ability to purchase and fund MPF loans with their member PFIs and through participations with other FHLBanks. In addition, the FHLBank of Chicago (MPF Provider) provides programmatic and operational support to those FHLBanks that participate in the program (MPF Banks). The MPF Provider developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolio.
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
For conventional MPF loan products, PFIs assume or retain a portion of the credit risk on the MPF loans they fund and sell to an MPF Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage guaranty insurance (SMI). The PFI’s credit enhancement amount covers losses for MPF loans under a master commitment. PFIs are paid a credit enhancement fee for managing credit risk, and in some instances all or a portion of the credit enhancement fee may be performance based.

Effective February 26, 2009 the Bank signed agreements to participate in a MPF loan product called MPF Xtra (MPF Xtra is a trademark of the FHLBank of Chicago). Under this product, the Bank assigns 100 percent of its interests in PFI master commitments to the FHLBank of Chicago. The FHLBank of Chicago then purchases mortgage loans from the Bank’s PFIs and sells those loans to Fannie Mae.
For a detailed discussion and analysis of our mortgage portfolio see “Mortgage Loans” within the “Statements of Condition at December 31, 2008 and 2007” section at page 61. A detailed discussion of the different MPF products offered by the Bank and their related credit risk is provided in “Mortgage Assets” at page 110.
MPF Provider
The MPF Provider maintains the structure of MPF loan products and the eligibility rules for MPF loans as established by the FHLBanks participating in the MPF Program. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back-office processing of MPF loans in its role as master servicer and master custodian. The MPF Provider has engaged Wells Fargo Bank N.A. (Wells Fargo) as the vendor for master servicing and as the primary custodian for the MPF Program. The MPF Provider has also contracted with other custodians meeting MPF Program eligibility standards at the request of certain PFIs.
The MPF Provider publishes and maintains the MPF Origination Guide, MPF Underwriting Guide, and MPF Servicing Guide (together MPF Guides), which detail the requirements PFIs must follow in originating, underwriting, or selling and servicing MPF loans. The MPF Provider maintains the infrastructure through which MPF Banks may fund or purchase MPF loans through their PFIs. In exchange for providing these services, the MPF Provider receives a fee from each of the MPF Banks.
Effective May 1, 2008 the FHLBanks established an MPF Program Governance Committee comprised of representatives from each of the six participating MPF Banks. The Governance Committee provides guidance for the strategic decisions of the MPF Program, including but not limited to changes in pricing methodology. All day-to-day policy and operating decisions remain the responsibility of the MPF Provider.
Participating Financial Institution Agreement
Our members (or eligible housing associates) must apply to become a PFI. We review the general eligibility of the member’s servicing qualifications and ability to supply documents, data, and reports required to be delivered by PFIs under the MPF program. We also review the PFIs’ financial condition as it relates to their ability to meet the obligations of a PFI. The member and the Bank sign an MPF program PFI Agreement that creates a relationship framework for the PFI to do business with us as a PFI. The PFI Agreement provides the terms and conditions for the origination of the MPF loans to be purchased by us and establishes the terms and conditions for servicing MPF loans.

The PFI’s credit enhancement obligation (the credit enhancement amount) arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each master commitment, which is required for sales of loans to the Bank. Under the Finance Agency’s Acquired Member Asset regulation, the PFI must “bear the economic consequences” of certain losses with respect to a master commitment based upon the MPF product and other criteria. In other words, the purchase and funding are structured so that the credit risk associated with MPF loans is shared with PFIs.
Typically, a PFI will sign a master commitment to cover all the conventional MPF loans it intends to deliver to us in a year or other time period specified in the master commitment agreement. However, a PFI may also sign a master commitment for original MPF government loans and it may choose to deliver MPF loans under more than one conventional product, or it may choose to use different servicing options and thus have several master commitments opened at any one time. Master commitments may be for shorter periods than one year and may be extended or increased by agreement of the Bank and the PFI. The master commitment defines the pool of MPF loans for which the credit enhancement amount is set so that the risk associated with investing in such pool of MPF loans is equivalent to investing in a AA-rated asset without giving effect to the Bank’s obligation to incur losses up to the amount of the First Loss Account (FLA). See discussion in “Mortgage Assets” at page 110.
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
Investments
The Mortgage Finance investment portfolio includes investments in MBS, HFA, and SBA, which due to their risk profiles, have hedging and funding strategies similar to mortgage loans purchased under the MPF program. By regulation, we are permitted to invest in the following asset types, among others:
•	Obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae.
•	Mortgages, obligations, or other securities that are, or ever have been, sold by Freddie Mac pursuant to 12 U.S.C. 1454 or 1455.
•	Instruments that the Bank has determined are permissible investments for fiduciary or trust funds under the laws of the state of Iowa.

We have limited our investments in MBS to those that are guaranteed by the U.S. Government, are issued by a GSE, or carry the highest investment grade rating by any NRSRO at the time of purchase.
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
The senior tranches (A Certificates) have a credit rating of AA or AAA and may have different interest rate risk profiles and durations. The A Certificates, which may be structured to present risk and investment characteristics attractive to different types of investors, were sold to the FHLBank of Chicago, either directly by the trust or by the trust sponsor. The lower-rated tranches (B Certificates) provide the credit enhancement for the A Certificates and are sold to the trust sponsor. The FHLBank of Chicago may subsequently sell some or all of its A Certificates to its members and to other FHLBanks and their members. No residuals are created or retained on the Statements of Condition of the FHLBank of Chicago or any other FHLBank.
Under Finance Agency regulations, we are prohibited from investing in whole mortgages or other whole loans other than
•	those acquired under the Bank’s MPF program described above.

•	certain investments targeted to low income persons or communities.

•	certain marketable direct obligations of state, local, or tribal government units or agencies having at least the second highest credit rating from an NRSRO.
•	MBS or asset-backed securities backed by manufactured housing loans or home equity loans.

•	certain foreign housing loans authorized under section 12(b) of the FHLBank Act.
The Finance Agency’s Financial Management Policy (FMP) further limits the Bank’s investment in MBS and asset-backed securities. This policy requires that the total book value of MBS owned by the Bank may not exceed 300 percent of the Bank’s capital at the time of purchase. The Finance Agency has excluded MPF shared funding certificates from this FMP limit.

On March 24, 2008, the Finance Agency (known as the Finance Board at the time of passage) passed a resolution authorizing the FHLBanks to increase their purchases of agency MBS. Pursuant to the resolution, the limit on the FHLBank’s MBS investment authority would increase from 300 percent of regulatory capital to 600 percent of regulatory capital for two years. The resolution required an FHLBank to notify the Finance Agency prior to its first acquisition under the expanded authority and include in its notification a description of the risk management principles underlying its purchase. The expanded authority is limited to Fannie Mae and Freddie Mac securities. The securities purchased under the increased authority must be backed by mortgages that were originated after January 1, 2008 and comply with Federal bank regulatory guidance on non-traditional and subprime mortgage lending. The Bank provided notification to the Finance Agency, and did not receive an objection, for its intention to exercise the expanded investment authority and increase its investments in additional agency MBS to 600 percent of regulatory capital. The Board approved a strategy for the Bank to increase its investments in additional agency MBS in accordance with the Finance Agency resolution up to 450 percent of regulatory capital. At December 31, 2008 and 2007 the book value of MBS owned by the Bank, excluding MPF shared funding certificates, represented approximately 292 percent and 219 percent of regulatory capital.
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
Standby Bond Purchase Agreements
We enter into standby bond purchase agreements with housing associates within our district whereby we are required to purchase HFA bonds under circumstances defined in each agreement. We may be requested to hold investments in the HFA bonds until the designated remarketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the standby agreement. When purchased, these HFA bonds are classified as available-for-sale investments on the Statements of Condition. The bond purchase commitments entered into by us expire after seven years, currently no later than 2015. For additional details on our standby bond purchase agreements, refer to “Off-Balance Sheet Arrangements” at page 92.

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
Although we are primarily liable for the portion of consolidated obligations issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never happened, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on behalf of the noncomplying FHLBank and other associated costs (including interest to be determined by the Finance Agency). If, however, the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations between the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.
Finance Agency regulations govern the issuance and servicing of consolidated obligations. The FHLBanks issue consolidated obligations through the Office of Finance which has authority under the FHLBank Act to issue joint and several consolidated obligations on behalf of the FHLBanks. No FHLBank is permitted to issue individual debt without Finance Agency approval.

Pursuant to Finance Agency regulations, the Office of Finance has adopted policies and procedures for consolidated obligations that may be issued by the FHLBanks. The policies and procedures relate to the frequency and timing of issuance of consolidated obligations, issue size, minimum denomination, selling concessions, underwriter qualifications and selection, currency of issuance, interest rate change or conversion features, call or put features, principal amortization features, and selection of clearing organizations and outside counsel. The Office of Finance has responsibility for facilitating and approving the issuance of the consolidated obligations in accordance with these policies and procedures. In addition, the Office of Finance has the authority to restrict or deny the FHLBanks’ requests to issue consolidated obligations that are otherwise allowed by its policies and procedures if the Office of Finance determines that such action would be inconsistent with the Finance Agency requirement that consolidated obligations be issued efficiently and at the lowest all-in cost over time. The Office of Finance’s authority to restrict or prohibit our requests for issuance of consolidated obligations has not adversely impacted our ability to finance our operations.
Consolidated obligations are generally issued with either fixed or variable rate payment terms that use a variety of indices for interest rate resets including LIBOR, Constant Maturity Treasury, and the Federal funds rate. To meet the specific needs of certain investors in consolidated obligations, both fixed and variable rate obligations may also contain certain embedded features that may result in complex coupon payment terms and call features. When such consolidated obligations are issued on behalf of the Bank, we may concurrently enter into derivative agreements containing offsetting features that effectively alter the terms of the bond to a simple variable rate tied to an index. The Office of Finance may coordinate communication between underwriters, the Bank, and financial institutions that enter into interest rate exchange agreements to facilitate issuance.
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
Finance Agency regulations require that each FHLBank maintain the following types of assets, free from any lien or pledge, in an amount at least equal to the amount of that FHLBank’s participation in the total consolidated obligations outstanding:
•	Cash.

•	Obligations of or fully guaranteed by the U.S.

•	Secured advances.

•	Mortgages that have any guarantee, insurance, or commitment from the U.S. or any agency of the U.S.
•	Investments described in section 16(a) of the FHLBank Act, which, among other items, include investments that a fiduciary or trust fund may purchase under the laws of the state of Iowa.
•	Other securities that are rated Aaa by Moody’s, AAA by S&P, or AAA by Fitch, Inc. (Fitch).
We were in compliance with this requirement at December 31, 2008 and 2007. See discussion in “Statutory Requirements” at page 72.
In addition to being responsible for facilitating and executing the issuance of consolidated obligations, the Office of Finance services all outstanding debt. It also collects information on the Bank System’s unsecured credit exposure to individual counterparties, serves as a source of information for the FHLBanks on capital market developments, manages the FHLBank System’s relationship with the rating agencies for consolidated obligations, and prepares the FHLBank System’s Combined Financial Reports.
The consolidated obligations the FHLBanks may issue consist of bonds and discount notes.
Bonds
Bonds have historically satisfied our intermediate- and long-term funding requirements. Typically, the maturity of these securities ranges from one year to 30 years, but the maturity is not subject to any statutory or regulatory limit. We also issue index amortizing notes which have amortization schedules linked to specific reference pools of mortgages. The redemption schedule of the note is dependent on the amortization schedule of the underlying reference pool. The notes are redeemed at the final maturity date, regardless of the then-outstanding amount of the reference pool.
We work with a variety of authorized securities dealers and the Office of Finance to meet our debt issuance needs. Depending on the amount and type of funding needed, bonds may be issued through a competitively bid auction process (TAP program and callable auction) on a negotiated basis, or through a debt transfer between FHLBanks.
Bonds issued through the TAP program are generally fixed rate, noncallable structures issued in standard maturities of 18 months or two, three, five, seven, or ten years. The goal of the TAP program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity. We participate in the TAP program to provide funding for our portfolio.

We may request specific amounts of certain bonds to be offered by the Office of Finance for sale via competitive auction conducted with underwriters of a bond selling group. One or more FHLBanks may also request amounts of those same bonds to be offered for sale for their benefit via the same auction. Auction structures are determined by the Bank in consultation with the Office of Finance and the securities dealer community. We may receive up to 100 percent of the proceeds of the bonds issued via competitive auction depending on (1) the amounts and costs for the bonds bid by underwriters; (2) the maximum costs we or other FHLBanks participating in the same issue, if any, are willing to pay for the obligations; and (3) the guidelines for allocation of bond proceeds among multiple participating FHLBanks administered by the Office of Finance.
We may also participate in the Global Debt Program that is coordinated by the Office of Finance. The Global Debt Program allows the FHLBanks to diversify their funding sources to include overseas investors. Global Debt Program bonds may be issued in maturities ranging from one year to 30 years and can be customized with different terms and currencies. FHLBanks participating in the program approve the terms of the individual issues.
We may also issue Amortizing Prepayment Linked Securities (APLS). APLS pay down with a specified reference pool of mortgages determined at issuance and have a final stated maturity of four years to 15 years. APLS can be issued in a wide variety of sizes and maturities to meet numerous portfolio objectives. Like all consolidated obligations, APLS carry the highest ratings from both Moody’s and S&P (Aaa/AAA) and are not obligations of the U.S. Government, and the U.S. Government does not guarantee them.
During the last three months of 2008, government interventions and weakening investor confidence adversely impacted the Bank’s long-term cost of funds. The cost of the Bank’s long-term debt increased relative to LIBOR as investors exhibited a desire to purchase debt with short-term maturities. As a result, the Bank began to rely more heavily on the issuance of discount notes to fund both short- and long-term assets. The Bank continued to issue long-term debt during the last three months of 2008.
For further analysis of our bonds see “Consolidated Obligations” and “Liquidity and Capital Resources” at pages 63 and 69.
Discount Notes
Discount notes have historically satisfied our short-term funding requirements. These securities have maturities of up to 365/366 days and are offered daily through a discount note selling group and through other authorized underwriters. Discount notes are sold at a discount and mature at par.

On a daily basis, we may request specific amounts of certain discount notes with specific maturity dates to be offered by the Office of Finance at a specific cost for sale to underwriters in the discount note selling group. One or more FHLBanks may also request amounts of those same discount notes to be offered for sale for their benefit the same day. The Office of Finance commits to issue discount notes on behalf of the participating FHLBanks when underwriters in the selling group submit orders for the specific discount notes offered for sale. We may receive zero to 100 percent of the proceeds of the discount notes issued via this sales process depending on (1) the maximum costs we or other FHLBanks participating in the same issue, if any, are willing to pay for the discount notes; (2) the order amounts for the discount notes submitted by underwriters; and (3) the guidelines for allocation of discount note proceeds among multiple participating FHLBanks administered by the Office of Finance.
Twice weekly, we may request specific amounts of discount notes with fixed terms to maturity ranging from four weeks to 26 weeks to be offered by the Office of Finance for sale via competitive auction conducted with underwriters in the discount note selling group. One or more FHLBanks may also request amounts of those same discount notes to be offered for sale for their benefit via the same auction. The discount notes offered for sale via competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. We may receive zero to 100 percent of the proceeds of the discount notes issued via competitive auction depending on (1) the amounts of the discount notes bid by underwriters and (2) the guidelines for allocation of discount note proceeds among multiple participating FHLBanks administered by the Office of Finance.
For further analysis of our discount notes see “Consolidated Obligations” and “Liquidity and Capital Resources” at pages 63 and 69.
Derivatives
The Bank uses derivatives to manage our exposure to interest rate and prepayment risks. The Finance Agency’s regulations and the Bank’s Enterprise Risk Management Policy (ERMP) establish guidelines for derivatives. We can use interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, and futures and forward contracts as part of our interest rate and prepayment risk management and funding strategies for both business segments. The Finance Agency’s regulations and the Bank’s policies prohibit trading in or the speculative use of these instruments and limit exposure to credit risk arising from the instruments.
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

In general, we use derivatives as a fair value hedge of an underlying financial instrument and/or as an economic hedge, which does not qualify for hedge accounting treatment but serves as an asset-liability management tool. We also use derivatives to manage embedded options in assets and liabilities to hedge the market value of existing assets, liabilities, and anticipated transactions.
A more detailed discussion regarding our use of derivatives is located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning at page 41 and in “Risk Management” beginning at page 96.
Capital and Dividends
Capital
The Bank’s Capital Plan requires each member to own stock in an amount equal to the aggregate of a membership stock requirement and an activity-based stock requirement. We may adjust these requirements within ranges established in the Capital Plan. All stock issued is subject to a five year notice of redemption.
Bank capital stock is not publicly traded. It can be issued, exchanged, redeemed, and repurchased only by the Bank at its stated par value of $100 per share. In addition, we have the discretion to repurchase excess stock from members. For a detailed description of the Capital Plan see Exhibit 4.1 to the Bank’s Registration Statement on Form 10, as amended, filed on July 10, 2006.
During the fourth quarter of 2008, as a result of market conditions, the Bank indefinitely discontinued its practice of voluntarily repurchasing excess activity-based capital stock. Members may continue to use this excess activity-based capital stock to satisfy activity-based capital stock requirements. The Bank believes this recent action will help conserve its capital levels during the current stressed economic environment.
Dividends
The Bank’s Board of Directors may declare and pay dividends in either cash or capital stock or a combination thereof. Under Finance Agency regulation, an FHLBank is prohibited from paying a dividend in the form of additional shares of FHLBank capital stock if, after the issuance, the outstanding excess stock at the FHLBank would be greater than one percent of its total assets. By regulation the Bank may pay dividends from current earnings or retained earnings. An FHLBank may not declare a dividend based on projected or anticipated earnings. The Board of Directors may not declare or pay dividends if it would result in Bank non-compliance with capital requirements. Furthermore, per regulation, an FHLBank may not declare or pay a dividend if the par value of the FHLBank’s stock is impaired or is projected to become impaired after paying such dividend. In addition, subject to certain exceptions, before declaring or paying any dividend, we must certify to the Finance Agency that we will remain in compliance with regulatory liquidity requirements and will remain capable of making full and timely payment of our current obligations coming due during the next quarter.

Effective June 19, 2008 the Bank replaced its reserve capital policy with a retained earnings policy. Under this policy, the Bank’s retained earnings minimum level is defined by the aggregation of market risk, credit risk, and operational risk components.
Under the policy, if Economic Value of Capital Stock (EVCS), defined as the net present value of expected future cash flows of the Bank’s assets, liabilities, and derivatives, divided by the Book Value of Capital Stock (BVCS), is less than or equal to $100 per share, the Bank is required to increase its retained earnings minimum target to account for the shortfall. In addition, until February 2009, if EVCS was below $100 per share or actual retained earnings fell below the retained earnings minimum, the Bank was required to establish a dividend cap at not more than 80 percent of current earnings, or an action plan, as deemed necessary by the Board of Directors, that may return the Bank to its targeted level of retained earnings within twelve months.
In February 2009, management believed it would be prudent, due to the highly unusual market conditions and the fact that the circumstances causing the EVCS shortfall are largely out of the direct control of the Bank, to revise the retained earnings policy. The modified policy states that if actual retained earnings fall below the minimum target, the Bank, as determined by the Board of Directors, will either cap dividends at less than the current earned dividend, or establish an action plan (which can include a dividend cap) to address the retained earnings shortfall within a practicable period of time.
Dividend payments are discussed in further detail in “Dividends” at page 80.
Competition
In general, the current competitive environment presents a challenge for the Bank in our achievement of financial goals. We continuously reassess the potential for success in attracting and retaining customers for our products and services.
Demand for the Bank’s advances is affected by, among other things, the cost of other available sources of funds for our borrowers. We compete with other suppliers of secured and unsecured wholesale funding that include investment banks and dealers, commercial banks, other GSEs or government agencies such as the Farm Credit System, FDIC, Federal Reserve, and, in certain circumstances, other FHLBanks. Certain holding companies have subsidiary institutions located in various states that may be members of different FHLBanks. To the extent a holding company has access through multiple subsidiaries to more than one FHLBank; the holding company can choose the most cost effective advance product available from among the FHLBanks to which it has access. Thus, FHLBanks may compete with each other to fund advances to members in different FHLBank districts that are subsidiaries of a holding company. The availability of alternative funding sources to members can significantly influence the demand for our advances and can vary as a result of a variety of factors including market conditions, member creditworthiness and size, and availability of collateral.

Recent legislative and regulatory actions have provided members with additional funding alternatives. In October 2008, the FDIC announced its TLGP, through which the FDIC provided a guarantee on certain newly issued senior unsecured debt, including promissory notes, commercial paper, interbank funding, and unsecured portions of secured debt, issued on or before October 31, 2009, in the event the issuing institution subsequently fails or its holding company files for bankruptcy. Coverage from this liquidity guarantee program is currently limited through June 30, 2012, even if the debt maturity exceeds that date. The Bank’s members may use this guarantee program, if eligible, to issue their unsecured debt rather than seek advances from the Bank. These additional funding alternatives increased competition with the Bank’s advance products as well as contributed to the Bank’s increased long-term cost of funds.
The Bank’s primary source of funding is through the issuance of consolidated obligations. We compete with the U.S. Government, Fannie Mae, Freddie Mac, Farm Credit System, and other GSEs as well as corporate, sovereign, and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. In the absence of increased demand, increased supply of competing debt products may result in higher debt costs or lesser amounts of debt issued at the same cost. In addition, the availability and cost of funds raised through the issuance of certain types of unsecured debt may be adversely affected by regulatory initiatives or other government actions. Although the Bank’s debt issuances have kept pace with the funding needs of our members, there can be no assurance that this will continue to be the case.
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
Our borrowing costs and access to funds were also adversely affected by changes in investor perception of the systemic risks associated with the housing GSEs. Issues relating to Fannie Mae, Freddie Mac, and the FHLBanks have, at times, created pressure on debt pricing, as investors have perceived such obligations as bearing greater risk than some other debt products. In response to investor and financial concerns, in September 2008, the Finance Agency placed Fannie Mae and Freddie Mac in conservatorship. Additionally, the U.S. Treasury put in place a set of financing agreements to ensure that Fannie Mae, Freddie Mac, and the FHLBanks continue to meet their obligations to holders of bonds that they have issued or guaranteed. Beginning in the last three months of 2008, as a result of these government actions, the Bank experienced higher borrowing costs for its debt. These higher borrowing costs, if sustained in the future, will continue to negatively impact our business.
The purchase of mortgage loans through the MPF program is subject to significant competition on the basis of prices paid for mortgage loans, customer service, and ancillary services such as automated underwriting. We compete primarily with other GSEs such as Fannie Mae, Freddie Mac, and other financial institutions and private investors for acquisition of conventional fixed rate mortgage loans.

Taxation
The Bank is exempt from all federal, state and local taxation except for real estate property taxes, which are a component of the Bank’s lease payments for office space or on real estate owned by the Bank.
Assessments
Affordable Housing Program
To fund their respective AHPs, the FHLBanks each must set aside the greater of 10 percent of the Bank’s current year regulatory income to fund next year’s AHP obligation, or the Bank’s pro rata share of an aggregate of $100 million to be contributed in total by the FHLBanks. Such proration is made on the basis of current year regulatory income. The required annual AHP contribution for a FHLBank shall not exceed its current year regulatory income. Regulatory income is defined by the Bank as net income calculated in accordance with GAAP before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCORP. The treatment of interest expense related to mandatorily redeemable capital stock is based on a regulatory interpretation issued by the Finance Agency. We accrue our AHP assessment on a monthly basis. We reduce the AHP liability as program funds are distributed.
Resolution Funding Corporation
Congress requires that each FHLBank annually pay to the REFCORP 20 percent of net income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for the REFCORP. We accrue our REFCORP assessment on a monthly basis.
The FHLBanks’ obligation to the REFCORP will terminate when the aggregate actual quarterly payments made by all of the FHLBanks exactly equal the present value of a $300 million annual annuity that commences on the date on which the first obligation of the REFCORP was issued and ends on April 15, 2030. The Finance Agency determines the discounting factors to use in this calculation in consultation with the Department of Treasury.
The Finance Agency is required to shorten the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which there is an excess quarterly payment. An excess quarterly payment is the amount by which the actual quarterly payment exceeds $75 million. The Finance Agency is required to extend the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million.

Because the FHLBanks’ cumulative REFCORP payments have generally exceeded $300 million per year, those extra payments have defeased $42.5 million of the $75 million benchmark payment due on April 15, 2013 and all payments due thereafter. The defeased benchmark payment (or portion thereof) can be reinstated if future actual REFCORP payments fall short of the $75 million benchmark in any quarter. During the fourth quarter of 2008, the FHLBanks’ benchmark payments or portions of them were reinstated due to actual REFCORP payments falling short of the $300 million annual requirement. Cumulative amounts to be paid by the Bank to REFCORP cannot be determined at this time because the amount is dependent upon future earnings of each FHLBank and interest rates.
Liquidity Requirements
The Bank needs liquidity to satisfy member demand for short- and long-term funds, to repay maturing consolidated obligations, and to meet other business obligations. The Bank is required to maintain liquidity in accordance with certain Finance Agency regulations and with policies established by the Board of Directors. See additional discussion in Management’s Discussion and Analysis — “Liquidity Requirements” at page 72.
Regulatory Oversight, Audits, and Examinations
The Finance Agency is an independent agency in the U.S. Government responsible for supervising and regulating the FHLBanks, Fannie Mae, and Freddie Mac. The Housing Act establishes the position of Director of the Finance Agency as the head of such agency. The Finance Agency Director is appointed by the President for a five-year term. The Finance Agency Director is authorized to issue rules, regulations, and orders affecting the FHLBanks.
To assess the safety and soundness of the Bank, the Finance Agency conducts annual, on-site examinations of the Bank as well as periodic off-site reviews. Additionally, we are required to submit monthly financial information including the statements of condition, results of operations, and various other reports.
The Finance Agency requires that we satisfy certain minimum liquidity and capital requirements. Liquidity requirements are discussed in “Statutory Requirements” at page 72. Capital requirements are discussed in “Capital Requirements” at page 74.

The Finance Agency has broad authority to bring administrative and supervisory actions against an FHLBank and its directors and executive officers. The Finance Agency may initiate proceedings to suspend or remove FHLBank directors and executive officers for cause. The Finance Agency may issue a notice of charges seeking the issuance of a temporary or permanent cease and desist order to an FHLBank or any director or executive officer if the Finance Agency determines that any such party is engaging in, has engaged in, or the Finance Agency has cause to believe the party is about to engage in
•	any unsafe or unsound practices in conducting the business of the FHLBank.
•	any conduct that violates any provision of the FHLBank Act or any applicable law, order, rule, or regulation.
•	any conduct that violates conditions imposed in writing by the Finance Agency in connection with the granting of any application or other request by the FHLBank or any written agreement between the FHLBank and the Finance Agency.
The Finance Agency may issue a notice seeking the assessment of civil monetary penalties against an FHLBank or, in some cases, any director or executive officer that
•	violates any provision of the FHLBank Act or any order, rule, or regulation issued under the FHLBank Act.
•	violates any final or temporary cease and desist order issued by the Finance Agency pursuant to the FHLBank Act.
•	violates any written agreement between an FHLBank and the Finance Agency.

•	engages in any conduct that causes or is likely to cause a loss to an FHLBank.
The Finance Agency is funded through assessments levied against the FHLBanks and other regulated entities. No tax dollars or other appropriations from the U.S. Government support the operations of the Finance Agency. The Finance Agency allocates its applicable operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of the Bank System’s total capital. Unless otherwise instructed in writing by the Finance Agency, each FHLBank pays the Finance Agency its pro rata share of an assessment in semiannual installments during the annual period covered by the assessment.
The Comptroller General of the U.S. Government has authority under the FHLBank Act to audit or examine the Finance Agency and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Further, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent public accounting firm. If the Comptroller General conducts such a review, he/she must report the results and provide his/her recommendations to the Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General may also conduct his/her own audit of any financial statements of the Bank.

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
Personnel
As of February 28, 2009, the Bank had 215 full-time equivalent employees. Our employees are not covered by a collective bargaining agreement.

ITEM 1A-RISK FACTORS
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
Changes due to Recently Enacted Legislation and Other Ongoing Actions by the U.S. Government in Response to Recent Disruptions in the Financial Markets may have an Adverse Impact on our Business
Recent disruptions in the financial markets have significantly impacted the financial services industry, our members, and the Bank. Recent actions taken by the U.S. Government include the following:
•	The U.S. Government placed Fannie Mae and Freddie Mac into conservatorship.
•	The U.S. Government enacted the Emergency Economic Stabilization Act of 2008 (EESA) to address disruptions in the financial markets through the Troubled Asset Relief Program (TARP).
•	The U.S. Treasury initiated a program to purchase equity interests in certain financial institutions.
•	The FDIC established the TLGP, which guarantees repayment of certain newly issued senior unsecured debt, including promissory notes, commercial paper, interbank funding, and unsecured portions of secured debt, issued on or before October 2009, in the event the issuing institution subsequently fails or its holding company files for bankruptcy.
•	The FDIC issued a final rule to increase deposit insurance premiums charged to FDIC-insured institutions that have secured debt above defined limits.
•	The Federal Reserve initiated various funding programs to financial institutions.
These initiatives have adversely impacted our competitive position in regard to accessing debt financing as well as the rate we pay for funds. The U.S. Government placing Fannie Mae and Freddie Mac into conservatorship has resulted in the debt securities of those entities being more attractive to investors than FHLBank System debt. Furthermore, the FDIC’s TLGP, which carries the full faith and credit of the U.S. Government, has resulted in the TLGP debt securities of financial institutions being highly competitive with FHLBank System debt. As a result, the Bank has experienced increased funding costs during the last three months of 2008. Going forward, these increased funding costs may have a material adverse impact on the Bank’s financial condition, results of operations, and value of the Bank to our membership.

These initiatives may further reduce our members’ demand for advances. The U.S. Treasury’s program to purchase equity interests in certain financial institutions as well as funds obtained under the TLGP have provided our members with additional access to liquidity. Furthermore, the proposal by the FDIC to increase deposit insurance premiums, if adopted as proposed, would in certain circumstances have the effect of increasing the effective borrowing costs of our advances to members. To the extent that these initiatives result in a significant decrease in our aggregate amount of advances, the Bank’s financial condition, results of operations, and value of the Bank to our membership may be adversely impacted.
The FHLBanks are Subject to Complex Laws and Regulations Such That Legislative and Regulatory Changes Could Negatively Affect our Business
The FHLBanks are supervised and regulated by the Finance Agency and subject to rules and regulations promulgated by the Finance Agency. From time to time, Congress may pass legislation and the Finance Agency may promulgate regulations that significantly affect the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing-finance mission and business operations.
For example, in July 2008, the U.S. House of Representatives and the U.S. Senate passed and the President of the United States signed into law the Housing Act, a housing relief package that, among other things, created the Finance Agency, a new single regulator for Fannie Mae, Freddie Mac, and the FHLBanks, and addressed other GSE reform issues that have been considered over the past few years. The Housing Act, among other things, enables the U.S. Treasury to temporarily increase purchases of debt of Fannie Mae, Freddie Mac, and the FHLBanks and authorizes purchases of equity of Fannie Mae and Freddie Mac, as well as requires the Finance Agency to consult with the Federal Reserve on a variety of issues related to safety and soundness. These legislative changes have increased competition for FHLBank System debt and have resulted in new regulations which will impact the FHLBanks.
New or amended legislation enacted by Congress and new regulatory requirements adopted by the Finance Agency could negatively affect the Bank’s results of operations or financial condition, or value of the Bank to our membership.
Changes in Economic Conditions Could Impact the Bank’s Ability to Pay Dividends
Our net income is attributable to the difference between the interest income we earn on our advances, mortgage loans, and investments and the interest expense we pay on our consolidated obligations and member deposits, as well as any gains and losses on derivative and hedging activities. We operate with narrow margins and expect to be profitable based on our prudent lending standards, conservative investment strategies, and diligent risk management practices. Because we operate with narrow margins, the Bank’s net income is sensitive to changes in market conditions that impact the interest we earn and pay.

Continued deterioration of economic conditions has led to decreased investor demand for long-term debt in the market, which has increased funding costs and reduced the availability of long-term funding. While the Bank has continued to provide our members with funding and liquidity through advances, economic conditions have negatively impacted our operating margins and therefore may impact the Bank’s ability to pay dividends in future periods. In an effort to conserve its retained earnings, the Bank has recently reduced its quarterly dividend payment.
Adverse Economic Conditions Impacting the Bank’s Financial Position Could Impact the Bank’s Ability to Redeem Capital Stock at Par
Our capital stock is not publicly traded. All members must purchase and maintain capital stock in the Bank as a condition of membership. It can be issued, exchanged, redeemed, and repurchased only by the Bank. Generally, capital stock may be redeemed upon five years’ notice and excess capital stock may be voluntarily repurchased. In an effort to conserve its capital, the Bank recently discontinued its practice of voluntarily repurchasing excess capital stock for an indefinite period. This action will ensure that the Bank’s capital levels remain adequate throughout the current stressed economic environment.
Continued deterioration of economic conditions may adversely impact the Bank’s operations and, consequently, the ability of the Bank to redeem capital stock at its stated par value of $100 per share. Additionally, the Bank must meet regulatory capital requirements which could be negatively impacted due to worsening financial performance. If deemed necessary, the Bank may be required to call upon its members to purchase additional capital stock to meet those regulatory capital requirements.
Compliance With Regulatory Contingency Liquidity Guidance Could Adversely Impact Our Earnings
On March 6, 2009, we received final guidance from the Finance Agency calling for us to maintain sufficient liquidity through short-term investments in an amount at least equal to our cash outflows under two different scenarios as described in Liquidity Requirements at page 72. We are still required to maintain five calendar days of contingent liquidity per Finance Agency regulations. The new guidance revises and formalizes guidance provided to the FHLBanks in the fourth quarter of 2008 and is designed to protect against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital markets volatility. To satisfy this additional requirement, we maintain balances in shorter-term investments, which may earn lower interest rates than alternate investment options and may, in turn, negatively impact net interest income. In certain circumstances, we may need to fund overnight or shorter-term advances with short-term discount notes that have maturities beyond the maturities of the related advances, thus increasing our short-term advance pricing or reducing net income through lower net interest spread. To the extent these increased prices makes our advances less competitive, advance levels and, therefore, our net interest income may be negatively impacted.
We Are Jointly and Severally Liable for Payment of Principal and Interest on the Consolidated Obligations Issued by the Other FHLBanks
Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all FHLBanks, backed only by the financial resources of the FHLBanks. We are jointly and severally liable with the other FHLBanks for the consolidated obligations issued by the FHLBanks through the Office of Finance, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation at any time, whether or not the FHLBank who was the primary obligor has defaulted on the payment of that obligation. Furthermore, the Finance Agency may allocate the liability for outstanding consolidated obligations among one or more FHLBanks on a pro rata basis or on any other basis the Finance Agency may determine. Accordingly, we could incur significant liability beyond our primary obligation under consolidated obligations. Moreover, we may not pay dividends to, or redeem or repurchase capital stock from, any of our members if timely payment of principal and interest on the consolidated obligations of the entire FHLBank System has not been made. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock may be affected not only by our own financial condition, but also by the financial condition of the other FHLBanks.

Additionally, due to the Bank’s relationship with other FHLBanks, we could be impacted by events other than the default of a consolidated obligation. Events that impact other FHLBanks such as member failures, capital deficiencies, and other-than-temporary impairment charges may cause the Finance Agency, at its discretion, or the FHLBanks jointly, at their discretion, to require another FHLBank to either provide capital or buy assets of another FHLBank. If the Bank were called upon by the Finance Agency to do either of these items, it may impact our financial condition.
We Face Competition for Advances, Loan Purchases, and Access to Funding
Our primary business is making advances to our members. Demand for advances is impacted by, among other things, alternative sources of liquidity and loan funding for our members. We compete with other suppliers of secured and unsecured wholesale funding that include investment banks and dealers, commercial banks, other GSEs, and, in certain circumstances, other FHLBanks. Additionally, we face competition for our advances as a result of recent government actions such as the FDIC establishing the TLGP, which will guarantee certain newly issued senior unsecured debt, including promissory notes, commercial paper, interbank funding, and unsecured portions of secured debt, issued on or before October 2009. The availability of alternative funding sources to members can significantly influence the demand for our advances.
Our funding costs also impact the pricing of our advances. We compete with the U.S. Government, Fannie Mae, Freddie Mac, and other GSEs, including other FHLBanks, as well as corporate entities, for funds raised through the issuance of debt in the national and global markets. Increases in supply of competing debt products may result in higher debt costs or lower amounts of debt issued at the same cost by the FHLBanks. Although the FHLBank System’s debt issuances have kept pace with the funding requirements of our members, there can be no assurance that this will continue.
Additionally, many of our competitors are not subject to the same body of regulation applicable to the Bank, which enables those competitors to offer products and terms that we may not be able to offer. Efforts to effectively compete with other suppliers of wholesale funding by changing the pricing of our advances may result in a decrease in the profitability of our advance business. A decrease in the demand for advances, or a decrease in the profitability on advances would negatively affect our financial condition, results of operations, and value of the Bank to our membership.
We Could be Adversely Affected by Our Exposure to Credit Risk
We are exposed to credit risk if the market value of an obligation declines as a result of deterioration in the creditworthiness of the obligor or if the market perceives a decline in the credit quality of a security instrument. We assume secured and unsecured credit risk exposure in that a borrower or counterparty could default and we may suffer a loss if we are not able to fully recover amounts owed to us in a timely manner.

We attempt to mitigate credit risk through collateral requirements and credit analysis. We require collateral on advances, mortgage loan credit enhancements, certain investments, and derivatives. Specifically, we require that all outstanding advances and mortgage loan credit enhancements be fully collateralized. We evaluate the types of collateral pledged by our borrowers and assign a borrowing capacity to the collateral, generally based on a percentage of its estimated market value. If a member fails, the Bank would take ownership of the collateral covering our advances and mortgage loan credit enhancements. However, if market price of the collateral is less than the obligation or there is not a market into which we can sell the collateral, the Bank may incur losses that could adversely affect our financial condition, results of operations, and value of the Bank to our membership.
Although management has policies and procedures in place to manage credit risk, the Bank may be exposed because the outstanding advance value may exceed the liquidation value of the Bank’s collateral. The Bank mitigates this risk through applying collateral discounts, requiring most borrowers to execute a blanket lien, taking delivery of collateral, and limiting extensions of credit. The Bank may incur losses that could adversely affect our financial condition, results of operations, and value of the Bank to our membership.
Changes in Economic Conditions Impacting the Value of Collateral Held by the Bank Could Negatively Impact Our Business
Advances to our members and eligible housing associates are secured by mortgages and other eligible collateral. Eligible collateral includes whole first mortgages on improved residential property or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. Government or any of the GSE’s, including without limitation MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash deposited in the Bank; and other real estate-related collateral acceptable to the Bank provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. Additionally, CFIs may pledge collateral consisting of secured small business, small farm, or small agribusiness loans, including secured business and agri-business lines of credit. The Bank estimates the value of collateral securing each borrower’s obligations by using collateral discounts, or haircuts. Additionally, members can provide a blanket security agreement, pledging other assets as additional collateral.
In 2008, continued deterioration of economic conditions led to a significant decrease in real-estate property values in some parts of the country. As a result, real-estate collateral held by the Bank from its members may have decreased in value. In order to remain fully collateralized, the Bank required members to pledge additional collateral, when deemed necessary. This requirement may impact those members that lack additional assets to pledge as collateral. If members are unable to secure their obligations with the Bank, the Bank’s advance levels could decrease, negatively impacting our financial condition, results of operations, and value of the Bank to our membership.

We Could be Adversely Affected by Our Exposure to Interest Rate Risk
We realize income primarily from the spread between interest earned on our outstanding advances, mortgage assets (including MPF, MBS, HFA and SBA investments), non-mortgage investments, and interest paid on our consolidated obligations, member deposits, and other liabilities. We may experience instances when either our interest bearing liabilities will be more sensitive to changes in interest rates than our interest earning assets, or vice versa. In either case, interest rate movements contrary to our position could negatively affect our financial condition, results of operations, and value of the Bank to our membership.
We Use Derivative Instruments to Reduce Our Interest-Rate Risk, And We May Not Be Able to Enter into Effective Derivative Instruments on Acceptable Terms
We use derivative instruments to reduce our interest rate and mortgage prepayment risk, but no hedging strategy can completely protect us from such risk. The Bank’s effective use of derivative instruments depends upon our ability to enter into these instruments with acceptable counterparties and terms, and upon our ability to determine the appropriate hedging positions by weighing our assets, liabilities, and prevailing and changing market conditions. The cost of entering into derivative instruments has increased dramatically as a result of (1) consolidations, mergers, and failures which have led to fewer counterparties, resulting in less liquidity in the derivatives market; (2) increased volatility in the marketplace due to uncertain economic conditions; and (3) increased uncertainty related to the potential change in regulations regarding over-the-counter derivatives. If we are unable to manage our hedging positions effectively, we may be unable to manage our interest rate and other risks, which may result in earnings volatility, and could adversely impact our financial condition, results of operations, and value of the Bank to our membership.
Exposure to Option Risk in our Financial Assets and Liabilities Could Have an Adverse Effect on Our Business
Our mortgage assets provide homeowners the option to prepay their mortgages prior to maturity. The effect of changes in interest rates can exacerbate prepayment and extension risk, which is the risk that mortgage assets will be refinanced by the mortgagor in low interest rate environments or will remain outstanding longer than expected at below-market yields when interest rates increase. Our advances, consolidated obligations, and derivatives may provide the Bank, borrower, issuer, or counterparty with the option to call or put the asset or liability. These options leave the Bank susceptible to unpredictable cash flows associated with our financial assets and liabilities. The exercise of the option and the prepayment or extension risk is dependent on general market conditions and if not managed appropriately could have a material effect on our financial condition, results of operations, and value of the Bank to our membership.

Changes in Economic Conditions or Federal Monetary Policy Could Affect our Business
The Bank is sensitive to general business and economic conditions. These conditions include short- and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we conduct our business. Significant changes in any one or more of these conditions could negatively impact our financial condition, results of operations, and value of the Bank to our membership. In addition, our financial condition and results of operations are significantly affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board, which regulates the supply of money and credit in the U.S. The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets, the cost of interest-bearing liabilities, and the demand for our debt.
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
Our Capital Plan also provides that the Bank’s Board of Directors shall determine the rights and preferences of the Bank’s stockholders in connection with any merger or consolidation, subject to any terms and conditions imposed by the Finance Agency. We cannot predict how the Finance Agency might exercise its statutory authority with respect to liquidations, reorganizations, mergers, or consolidations or whether any actions taken by the Finance Agency in this regard would be inconsistent with the provisions of our Capital Plan or the rights of the holders of our Class B stock. Consequently, there can be no assurance that if any liquidation, merger, or consolidation were to occur involving us, that it would be consummated on terms that do not adversely affect our members’ investment in us.
Reliance on the FHLBank of Chicago as MPF Provider Could have a Negative Effect on our Business
As part of our business, we participate in the MPF program with the FHLBank of Chicago. As MPF Provider, the FHLBank of Chicago establishes the structure of MPF loan products and the eligibility rules for MPF loans. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back-office processing of MPF loans in its role as master servicer and master custodian. If the FHLBank of Chicago changes their MPF provider role or ceases to operate the program, this may have a negative impact on the Bank’s mortgage finance business, financial condition, and results of operations. Additionally, if the FHLBank of Chicago, or its third party vendors, experience operational difficulties, such difficulties could have a negative impact on our financial condition, results of operations, and value of the Bank to our membership.

Effective February 26, 2009 the Bank signed agreements to participate in a MPF loan product called MPF Xtra. Under this product, the Bank assigns 100 percent of its interests in PFI master commitments to the FHLBank of Chicago. The FHLBank of Chicago then purchases mortgage loans from the Bank’s PFIs and sells those loans to Fannie Mae. Should the FHLBank of Chicago or Fannie Mae experience any operational difficulties, those difficulties could have a negative impact on the value of the Bank to our membership.
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
ITEM 1B-UNRESOLVED STAFF COMMENTS
None.
ITEM 2-PROPERTIES
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
ITEM 3-LEGAL PROCEEDINGS
We are not currently aware of any pending or threatened legal proceedings against the Bank that could have a material adverse effect on its financial condition, results of operations, or cash flows.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
In accordance with the FHLBank Act and Finance Agency regulations, members now elect all directors that will serve on the Bank’s Board of Directors for terms beginning January 1, 2009. Directors are divided into two classes: (1) those who are officers and directors of a member institution which is located in one of the states within the Bank’s five-state district and who are elected by members located in that state (“member directors”); and (2) those who are elected by a plurality of the votes of all members of the Bank (“independent directors”). For member directorship elections, each member is entitled to nominate and vote for candidates representing the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable member directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation. Under this limitation, the total number of votes that each member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that state as of the record date for voting. The remaining independent directors are nominated by the Bank’s Board of Directors after consultation with the FHLBank’s Affordable Housing Advisory Council, and then voted upon by all members within the Bank’s five-state district. For each independent directorship, a member is entitled to cast the same number of votes as it would for a member directorship. Candidates for independent directorships must receive at least 20 percent of the number of votes eligible to be cast in the election in order to be elected.
The Board of Directors of the Bank does not solicit proxies, nor were member institutions permitted to solicit or use proxies to cast their votes in the election.
For 2009, the Finance Agency has designated seven independent directorships for the Bank, which has resulted in one less independent director seat than in 2008 and a 17-member board beginning January 1, 2009. See the “2008 Director Election Results” below.
2008 Director Election Results
Elections were held during the third and fourth quarters of 2008 for those member and independent directorships with terms ending December 31, 2008. The following information summarizes the results of the elections.
On October 1, 2008, Van D. Fishback was declared elected by the Bank to its Board of Directors for a four-year member directorship term commencing January 1, 2009. The member directorship was filled without an election because Mr. Fishback was the only individual who accepted a nomination for the one open South Dakota directorship.
On November 13, 2008, Iowa director Michael K. Guttau, chairman of the Bank’s Board, was re-elected to a four-year member directorship term commencing on January 1, 2009. Additionally, Minnesota director Dennis A. Lind was re-elected to a three-year member directorship term commencing on January 1, 2009.
On December 11, 2008, Paula R. Meyer and John F. Kennedy, Sr., were both elected to four-year independent directorship terms beginning on January 1, 2009.

For further details of the results of the director elections, including the number of votes cast for, against or withheld, as well as the number of abstentions, see Item 5.02 of our current reports on Form 8-K filed with the SEC on October 1, 2008, November 13, 2008, and December 11, 2008. See “Directors” at page 135 for a list of directors at December 31, 2008, and for those whose terms will continue in 2009.
PART II
ITEM 5-MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Current members own the majority of the Bank’s capital stock. Former members own the remaining capital stock to support business transactions still carried on the Bank’s Statement of Condition. There is no established market for the Bank’s stock and the Bank’s stock is not publicly traded. The Bank’s stock may be redeemed with a five year notice from the member or voluntarily repurchased by the Bank at par value and subject to certain limits. Recently, the Bank determined to indefinitely discontinue its practice of voluntarily repurchasing excess capital stock. Par value of each share of capital stock is $100 per share. At February 28, 2009, we had 1,245 current members that held 28.5 million shares of capital stock. At February 28, 2009 we had ten former members and one member who withdrew membership that held $11.0 million or 0.1 million shares of capital stock, which were classified as mandatorily redeemable capital stock.
The Board of Directors declared the following cash dividends in 2008 and 2007 (dollars in millions):

	2008		2007
		Annual		Annual
Quarter declared and paid	Amount[1]	Rate	Amount[1]	Rate

First quarter	$25.7	4.50%	$20.1	4.25%
Transition (May)	NA	NA	20.6	4.25
Second quarter	26.6	4.00	NA	—
Third quarter	30.1	4.00	20.3	4.25
Fourth quarter	24.3	3.00	23.3	4.50

[1]	This table is based on the period of declaration and payment. The dividend generally applies to the financial performance for the quarter prior to the quarter declared.
For additional information regarding the Bank’s dividends, see “Capital and Dividends” at page 22 and “Dividends” at page 80.

ITEM 6-SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the financial statements and notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The financial position data at December 31, 2008 and 2007 and results of operations data for the three years ended December 31, 2008, 2007, and 2006 are derived from the financial statements and notes for those years included in this report. The financial position data at December 31, 2006, 2005, and 2004 and the results of operations data for the two years ended December 31, 2005 and 2004 are derived from financial statements and notes not included in this report.

Statements of Condition	December 31,
(Dollars in millions)	2008	2007	2006	2005	2004
Short-term investments[1]	$3,810	$2,330	$3,826	$5,287	$2,599
Mortgage-backed securities	9,307	6,837	4,380	4,925	3,702
Other investments[2]	2,252	77	13	15	164
Advances	41,897	40,412	21,855	22,283	27,175
Mortgage loans, net	10,685	10,802	11,775	13,018	15,193
Total assets	68,129	60,736	42,028	45,657	48,858
Securities sold under agreements to repurchase	—	200	500	500	500
Consolidated obligations[3]	62,784	56,065	37,751	41,197	44,493
Mandatorily redeemable capital stock[4]	11	46	65	85	59
Affordable Housing Program	40	43	45	47	29
Payable to REFCORP	1	6	6	51	14
Total liabilities	65,112	57,683	39,779	43,397	46,464
Capital stock — Class B putable	2,781	2,717	1,906	1,932	2,232
Retained earnings	382	361	344	329	163
Capital-to-asset ratio[5]	4.43%	5.03%	5.35%	4.94%	4.88%

Operating Results and Performance Ratios	Years Ended December 31,
(Dollars in millions)	2008	2007	2006	2005	2004
Interest income	$2,368.4	$2,460.8	$2,211.4	$1,878.0	$1,428.4
Interest expense	2,122.8	2,289.7	2,057.1	1,584.4	929.8
Net interest income	245.6	171.1	154.3	293.6	498.6
Provision for (reversal of) credit losses on mortgage loans	0.3	—	(0.5)	—	(5.0)
Net interest income after mortgage loan credit loss provision	245.3	171.1	154.8	293.6	503.6
Other (loss) income	(27.8)	10.3	8.7	46.8	(336.8)
Other expense	44.1	42.4	41.5	39.0	31.1
Total assessments[6]	46.0	37.6	32.6	80.2	36.1
Cumulative effect of change in accounting principle4 7	—	—	—	6.5	(0.1)
Net income	127.4	101.4	89.4	227.7	99.5

Return on average assets[8]	0.18%	0.21%	0.20%	0.48%	0.21%
Return on average total capital	3.88	4.25	3.91	9.57	4.30
Return on average capital stock	4.27	4.97	4.61	10.68	4.59
Net interest spread	0.18	0.07	0.03	0.40	0.91
Net interest margin	0.35	0.37	0.35	0.62	1.03
Operating expenses to average assets8 9	0.06	0.08	0.09	0.08	0.06
Annualized dividend rate	3.87	4.31	3.83	2.82	2.13
Cash dividends paid[10]	$106.7	$84.3	$74.4	$61.2	$46.1

[1]	Short-term investments include: interest-bearing deposits, certificates of deposit, securities purchased under agreements to resell, Federal funds sold, commercial paper, and GSE obligations. Short-term investments have terms less than one year.

[2]	Other investments include: TLGP debt obligations, state or local housing agency obligations, SBIC, and municipal bonds.

[3]	The par amount of the outstanding consolidated obligations for all 12 FHLBanks was $1,251.5 billion, $1,189.6 billion, $951.7 billion, $937.4 billion, and $869.2 billion at December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

[4]	The Bank adopted Statement of Financial Accounting Standards (SFAS) 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on January 1, 2004, and recorded a $47.2 million reclassification from capital stock to mandatorily redeemable capital stock and a $0.1 million loss related to the fair value adjustment on the stock reclassified to mandatorily redeemable capital stock.

[5]	Capital-to-asset ratio is capital stock plus retained earnings and accumulated other comprehensive (loss) income as a percentage of total assets at the end of each year.

[6]	Total assessments include AHP and REFCORP.

[7]	Effective January 1, 2006, the Bank changed its method of accounting for premiums and discounts related to and received on mortgage loans and MBS under SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The Bank recorded a $6.5 million gain after assessments to change the amortization period from estimated lives to contractual maturities.

[8]	Average assets do not reflect the affect of reclassifications due to Financial Accounting Standards Board Interpretation (FIN) No. 39-1, Amendment of FIN No. 39 (FIN 39-1).

[9]	Operating expenses to average assets ratio is compensation and benefits and operating expenses as a percentage of average assets.

[10]	Cash dividends on mandatorily redeemable capital stock is classified as interest expense in accordance with SFAS 150 and amounted to $1.6 million, $2.6 million, $2.9 million, and $2.0 million for the years ended December 31, 2008, 2007, 2006, and 2005. Cash dividends paid excludes dividends paid on mandatorily redeemable capital stock that is recorded as interest expense.

ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
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
Contents

Forward-Looking Information	42
Executive Overview	42
Conditions in the Financial Markets	43
Results of Operations	47
Net Income	47
Net Interest Income	47
Net Interest Income by Segment	52
Provision for Credit Losses on Mortgage Loans	53
Other Income	53
Hedging Activities	54
Other Expenses	57
Statements of Condition	57
Financial Highlights	57
Advances	58
Mortgage Loans	61
Investments	62
Consolidated Obligations	63
Deposits	65
Capital	66
Derivatives	66
Liquidity and Capital Resources	69
Critical Accounting Policies and Estimates	81
Legislative and Regulatory Developments	87
Off-Balance Sheet Arrangements	92
Contractual Obligations	95
Risk Management	96

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
There can be no assurance that unanticipated risks will not materially and adversely affect our results of operations. For a description of some of the risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements, see “Risk Factors” at page 29. You are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. We take responsibility for any forward-looking statement only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statement.
Executive Overview
The Bank is a cooperatively owned GSE serving shareholder members in a five-state region (Iowa, Minnesota, Missouri, North Dakota, and South Dakota). The Bank’s mission is to provide funding and liquidity for its members and housing associates. The Bank fulfills its mission by being a stable resource that can make short- and long-term funding available to members and housing associates through advances, standby letters of credit, mortgage purchases, and targeted housing and economic development activities. Our member institutions include commercial banks, savings institutions, credit unions, and insurance companies.
The year ended December 31, 2008 presented many challenges to the Bank and its business model as a result of the credit and liquidity crisis which began in 2007. Historically, the FHLBanks’ credit quality and efficiency led to ready access to funding at competitive interest rates. This was proven during the first nine months of 2008, as the Bank funded record levels of advances to members. However, growing concerns regarding the credit and liquidity crisis intensified in the last four months of 2008 as a result of: continued losses reported by financial insitutions, mergers and bankruptcies of financial institutions, and Fannie Mae and Freddie Mac being placed into conservatorship creating uncertainty regarding their GSE status. In response to the continuing credit and liquidity crisis, during the fourth quarter of 2008 the U.S. Government announced several programs designed to prevent bank failures and support economic recovery. These programs ultimately had a negative impact on the Bank’s long-term cost of funds and our advance balances. For more information see “Liquidity and Capital Resources” at page 69 and for more information on advance volumes see “Advances” at page 58.

The Bank’s net interest income was positively impacted throughout the first nine months of 2008 primarily due to (1) higher investment purchases, advance balances, and MPF originations and (2) favorable short-term funding costs and spreads. For the year ended December 31, 2008 the Bank’s net interest income increased to $245.6 million compared with $171.1 million for the same period in 2007. Net income increased to $127.4 million for the year ended December 31, 2008 compared with $101.4 million for the same period in 2007.
Although the Bank’s net income increased in 2008 when compared with 2007, the Bank experienced net losses during the last two months of 2008. The net losses were primarily due to two events. First, in response to liquidity concerns, the Finance Agency provided guidance that all the FHLBanks increase their liquidity position to ensure availability of funds for members. The Bank considered this guidance to be prudent in the current economic conditions as well as in line with its mission of being a stable and reliable source of liquidity to its members. As a result, the Bank issued fixed rate longer-dated discount notes to fund additional liquidity purchases. Subsequent to the issuance of these discount notes, interest rates fell significantly resulting in a negative net interest spread as the cost of the discount notes was greater than the earnings on the liquidity portfolio. Second, the Bank experienced significant losses on its derivative and hedging activities. This was primarily due to interest rate caps that provide protection in an increasing interest rate environment. As rates dropped significantly during the last two months of 2008, the Bank recorded unrealized losses on these interest rate caps. See additional discussion in “Results of Operations for the Years Ended December 31, 2008, 2007, and 2006” at page 47.
Conditions in the Financial Markets
Historical records will characterize 2008 as the first full year of an ongoing credit and liquidity market crisis that commenced in 2007. For the FHLBanks, market access to funds, costs of funds, investor and dealer sponsorship, and the profile of debt outstanding, changed markedly as the credit and liquidity market crisis deepened over the course of 2008.
Throughout the first two quarters of 2008, ongoing deterioration in the state of the credit markets increased investor anxiety and risk aversion. The fear of loss motivated many investors to allocate a larger portion of their holdings to short-term, high-quality fixed income securities, including FHLBank debt. Additionally, as credit markets continued to demonstrate price and spread volatility, as well as poor liquidity, the U.S. Government announced expanded dealer and bank liquidity facilities and the Federal Reserve’s Open Market Committee (FOMC) cut the Federal Funds target rate by two percent to 2.25 percent when compared with 4.25 percent at the end of 2007.
During the third quarter of 2008, a rapid deterioration in investor confidence in the credit and equity markets triggered significant changes in the number, ownership structure, and capabilities of top companies within the financial services industry. Elevated concern about loan losses for Fannie Mae and Freddie Mac resulted in the Finance Agency placing them into conservatorship. Large investment banks, such as Lehman Brothers, Merrill Lynch, Morgan Stanley, and Goldman Sachs suffered sharp declines in market capitalization. This ultimately led to Lehman Brothers declaring bankruptcy, Merrill Lynch agreeing to be purchased by Bank of America, and Morgan Stanley and Goldman Sachs requesting regulatory approval to convert to bank holding companies.

The unprecedented change in the landscape of the financial services industry motivated many investors to assume a defensive posture towards both credit and spread risk. In general, investors became more cautious towards any investments linked to the U.S. housing market, including MBS and senior debt issued by the GSEs, including FHLBank debt.
During the fourth quarter of 2008, the U.S. Government announced several additional actions and initiatives to bolster credit market confidence and liquidity, including the FDIC’s announcement of the TLGP. The TLGP was designed to provide FDIC-insured institutions with the temporary ability to issue short-term unsecured debt with a full faith and credit guarantee from the U.S. Government that would remain valid until June 30, 2012. As a result, FHLBank long-term debt spreads increased in early October, relative to both LIBOR and U.S. Treasury securities. Additionally, the FOMC cut the Federal funds target rate to a range of 0.00 percent to 0.25 percent during the fourth quarter of 2008 as a result of deteriorating labor markets and declining consumer spending, business investment, and industrial production.
In addition, on October 3, 2008, the U. S. Government enacted the Emergency Economic Stabilization Act, which, among other things, authorizes the U.S. Secretary of the Treasury to establish the $700 billion Troubled Asset Relief Program to either purchase equity in large U.S. financial institutions or purchase distressed assets, particularly illiquid residential and commercial mortgages and MBS, from U.S. financial institutions with the intention of increasing liquidity in the secondary mortgage markets and reducing potential losses for owners of these securities. For additional discussion on government actions and initiatives taken during the last half of 2008, refer to the “Legislative and Regulatory Developments” section at page 87.
The impact of these events has been a de-leveraging of the global financial system. At the end of 2008, financial markets remained severely strained with significant risks to economic growth despite the collaborative efforts by the U.S. Government and the Federal Reserve. These entities will continue to consider additional ways to use their available tools to further support credit markets and economic activity.

Financial Market Conditions
During the twelve months ended December 31, 2008, average market interest rates were lower when compared with 2007. The following table shows information on key average market interest rates for the years ended December 31, 2008 and 2007 and key market interest rates at December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007	December 31,	December 31,
	12-Month	12-Month	2008	2007
	Average	Average	Ending Rate	Ending Rate

Fed effective[1]	1.93%	5.03%	0.14%	3.06%
Three-month LIBOR[1]	2.93	5.30	1.43	4.70
2-year U.S. Treasury[1]	1.99	4.35	0.77	3.05
10-year U.S. Treasury[1]	3.64	4.63	2.21	4.03
30-year residential mortgage note[2]	6.05	6.34	5.14	6.17

[1]	Source is Bloomberg.

[2]	Average calculated using The Mortgage Bankers Association Weekly Application Survey and December 31, 2008 and 2007 ending rates from the respective last weeks in 2008 and 2007.
Credit and liquidity conditions in the financial markets throughout 2008 contributed to the lower interest rate environment when compared with 2007. As mentioned above, the Federal Funds target rate was significantly cut during 2008 as a result of deteriorating labor markets and a weakening economy. In addition, LIBOR, an important and influential benchmark rate in the global financial markets, declined significantly during 2008 when compared with 2007 due to a lack of liquidity and confidence in the credit markets.
Agency spreads to LIBOR tightened on the Bank’s shorter maturities (maturities less than 1 year) during 2008 in comparison with 2007, which decreased the Bank’s short-term funding costs. In contrast, agency spreads to LIBOR widened on the Bank’s longer maturities (1 year and greater) during the second half of the year when compared with 2007, which increased the Bank’s long-term funding costs.

	Fourth	Fourth	Year-to-date	Year-to-date
	Quarter	Quarter	December 31,	December 31,
	2008	2007	2008	2007	December 31,	December 31,
	3-Month	3-Month	12-Month	12-Month	2008	2007
	Average	Average	Average	Average	Ending Rate	Ending Rate
FHLB spreads to LIBOR (basis points)[1]
3-month	(154.5)	(61.3)	(73.0)	(33.3)	(131.5)	(47.8)
2-year	60.7	(17.1)	7.9	(15.5)	19.4	(14.5)
5-year	80.6	(9.9)	23.9	(11.9)	73.1	(9.0)
10-year	124.2	(0.7)	47.4	(6.4)	109.1	2.2

[1]	Source is Office of Finance.

Historically, the FHLBanks credit quality and efficiency led to ready access to funding at competitive rates. This was proven during the first nine months of 2008, as the Bank funded record levels of advances to members. However, during the last three months of 2008, government interventions and weakening investor confidence adversely impacted the Bank’s long-term cost of funds. As demonstrated in the table above, average agency spreads on the Bank’s longer maturities during 2008 were positive to LIBOR compared with sub-LIBOR average agency spreads during 2007. This caused the cost of the Bank’s long-term debt to increase relative to LIBOR as investors exhibited a desire to purchase debt with short-term maturities. As a result, the Bank began to rely more heavily on the issuance of discount notes to fund longer-term advances. To offset the risk this mismatch in funding introduced, the Bank increased advance pricing.
Mortgage Market Conditions
Throughout 2008, global demand for MBS decreased as a result of continued disruptions in the mortgage markets. Sales of high-quality non-subprime investments coupled with investor balance sheet constraints related to the credit and liquidity crisis caused agency MBS spreads to widen to historical levels.
The Bank has exposure to interest rate risk through its mortgage assets as a result of the embedded prepayment option available to homeowners. Generally, as interest rates decrease, homeowners are more likely to refinance fixed rate mortgages, resulting in increased prepayments. Conversely, an increase in interest rates may result in slower than expected prepayments and an extension in mortgage assets.
Throughout the first nine months of 2008, as interest rates decreased, the Bank experienced a normal increase in prepayments. During the last three months of 2008, as credit markets tightened, it became more difficult for homeowners to refinance, therefore the Bank experienced a slow down in prepayments. This slowdown caused an extension in the weighted average-life of the Bank’s mortgage portfolio. This extension, coupled with uncertainty surrounding the expected prepayments of the mortgage portfolio, increased the Bank’s hedging and funding needs.
While we cannot predict future outcomes, to date we have not experienced any credit losses or other-than-temporary impairment write downs on our MBS portfolio and have only experienced a small amount of credit losses on our mortgage loan portfolio.

Results of Operation for the Years Ended December 31, 2008, 2007, and 2006
Net Income
The following discussion highlights significant factors influencing our results of operations. Average balances are calculated on a daily weighted average basis. Amounts used to calculate percentage variances are based on numbers in thousands. Accordingly, recalculations may not produce the same results when the amounts are disclosed in millions.
Net income was $127.4 million for the year ended December 31, 2008 compared with $101.4 million in 2007. The increase of $26.0 million was primarily due to increased net interest income, which was partially offset by an increase in losses on derivatives and hedging activities and increased assessments. Assessments increased in response to increased net income. See further discussion of changes in net interest income in the “Net Interest Income” section following. For additional discussion of changes in net (losses) gains on derivatives and hedging activities, see the “Hedging Activities” section at page 54.
Net income increased $12.0 million for the year ended December 31, 2007 when compared to 2006. The increase was primarily due to increased net interest income, offset by increased assessments. Assessments increased in response to increased net income. See further discussion of changes in net interest income in the “Net Interest Income” section following.
Net Interest Income
Net interest income is the primary performance measure of the Bank’s ongoing operations. Fluctuations in average asset, liability, and capital balances, and the related yields and costs are the primary causes of changes in our net interest income. Net interest income is managed within the context of tradeoff between market risk and return. Due to our cooperative business model and low risk profile our profitability levels tend to be relatively low compared to other financial institutions.

The following tables present average balances and rates of major interest rate sensitive asset and liability categories for the years ended December 31, 2008, 2007, and 2006. The tables also present the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities and the net interest margin between yield on total assets and the cost of total liabilities and capital (dollars in millions).

	2008			2007			2006
			Interest			Interest			Interest
	Average	Yield/	Income/	Average	Yield/	Income/	Average	Yield/	Income/
	Balance[1]	Cost	Expense	Balance[1]	Cost	Expense	Balance[1]	Cost	Expense
Interest-earning assets
Interest-bearing deposits[2]	$24	0.45%	$0.1	$8	5.28%	$0.4	$50	4.95%	$2.5
Securities purchased under agreements to resell	—	—	—	222	5.36	11.9	305	5.07	15.5
Federal funds sold	4,119	1.75	72.0	3,625	5.20	188.7	2,770	5.01	138.7
Short-term investments[3]	467	2.41	11.2	2,255	5.27	118.8	1,102	4.95	54.5
Mortgage-backed securities[3]	8,403	3.88	326.5	4,974	5.30	263.6	4,741	5.24	248.3
Other investments[3]	145	4.28	6.2	39	5.58	2.2	14	4.39	0.6
Advances[4]	45,653	3.11	1,418.6	24,720	5.31	1,313.6	22,216	5.12	1,136.6
Mortgage loans[5]	10,647	5.01	533.7	11,248	4.99	561.6	12,392	4.96	614.7
Loans to other FHLBanks	14	0.68	0.1	—	—	—	—	—	—

Total interest-earning assets	69,472	3.41	2,368.4	47,091	5.23	2,460.8	43,590	5.07	2,211.4
Noninterest-earning assets	182	—	—	270	—	—	251	—	—

Total assets	$69,654	3.40%	2,368.4	$47,361	5.20%	$2,460.8	$43,841	5.04%	$2,211.4

Interest-bearing liabilities
Deposits	$1,354	1.64%	$22.2	$1,072	4.79%	$51.4	$736	4.78%	$35.2
Consolidated obligations
Discount notes	26,543	2.32	616.4	8,597	4.93	424.0	5,423	4.97	269.3
Bonds	37,752	3.92	1,481.2	34,233	5.22	1,786.2	34,106	5.05	1,721.0
Other interest-bearing liabilities	68	4.43	3.0	478	5.87	28.1	579	5.46	31.6

Total interest-bearing liabilities	65,717	3.23	2,122.8	44,380	5.16	2,289.7	40,844	5.04	2,057.1
Noninterest-bearing liabilities	656	—	—	595	—	—	713	—	—

Total liabilities	66,373	3.20	2,122.8	44,975	5.09	2,289.7	41,557	4.95	2,057.1
Capital	3,281	—	—	2,386	—	—	2,284	—	—

Total liabilities and capital	$69,654	3.05%	$2,122.8	$47,361	4.83%	$2,289.7	$43,841	4.69%	$2,057.1

Net interest income and spread		0.18%	$245.6		0.07%	$171.1		0.03%	$154.3

Net interest margin		0.35%			0.37%			0.35%

Average interest-earning assets to interest-bearing liabilities		105.71%			106.11%			106.72%

Composition of net interest income
Asset-liability spread		0.20%	$140.7		0.11%	$49.7		0.09%	$41.2
Earnings on capital		3.20%	104.9		5.09%	121.4		4.95%	113.1

Net interest income			$245.6			$171.1			$154.3

[1]	Average balances do not reflect the affect of reclassifications due to FIN 39-1.

[2]	Certificates of deposit were reclassified from interest-bearing deposits to short-term investments.

[3]	The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[4]	Advance interest income includes advance prepayment fee income of $0.9 million, $1.5 million, and $0.5 million for the years ended December 31, 2008, 2007, and 2006.

[5]	Nonperforming loans are included in average balances used to determine average rate.

Average assets increased to $69.7 billion in 2008 from $47.4 billion in 2007 and $43.8 billion in 2006. The increase in 2008 was primarily attributable to increased average advances, MBS, and Federal funds sold, partially offset by decreased average short-term investments and mortgage loans. See “Asset-Liability Spread” at page 50 for further discussion.
Average liabilities increased to $66.4 billion in 2008 from $45.0 billion in 2007 and $41.6 billion in 2006. The increase in 2008 was primarily due to increased levels of discount notes as a result of increased assets. Additionally, during the last three months of 2008 as investor desire was concentrated in shorter-term maturities, longer-term debt costs increased causing the Bank to issue discount notes to fund both short- and long-term assets.
Average capital increased $0.9 billion in 2008 compared to 2007. The increase was primarily due to an increase in activity-based capital stock requirements to support increased member activities related to advances. Average capital also increased due to increased retained earnings, partially offset by increased unrealized losses on available-for-sale securities recorded in accumulated other comprehensive income as a result of current market conditions.
Our net interest income is affected by changes in the dollar volumes of our interest-earning assets and interest-bearing liabilities and changes in the average rates of those assets and liabilities. The following table presents the changes in interest income and interest expense between 2008 and 2007 as well as between 2007 and 2006. Changes that cannot be attributed to either rate or volume have been allocated to the rate and volume variances based on relative size (dollars in millions).

	Variance — 2008 vs. 2007			Variance — 2007 vs. 2006
	Total Increase		Total	Total Increase		Total
	(Decrease) Due to		Increase	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income
Interest-bearing deposits	$0.3	$(0.6)	$(0.3)	$(2.3)	$0.2	$(2.1)
Securities purchased under agreements to resell	(11.9)	—	(11.9)	(4.4)	0.8	(3.6)
Federal funds sold	22.7	(139.4)	(116.7)	44.5	5.5	50.0
Short-term investments	(63.9)	(43.7)	(107.6)	60.5	3.8	64.3
Mortgage-backed securities	147.0	(84.1)	62.9	12.4	2.9	15.3
Other investments	4.6	(0.6)	4.0	1.4	0.2	1.6
Advances	800.9	(695.9)	105.0	133.2	43.8	177.0
Mortgage loans	(30.1)	2.2	(27.9)	(56.8)	3.7	(53.1)
Loans to other FHLBanks	0.1	—	0.1	—	—	—

Total interest income	869.7	(962.1)	(92.4)	188.5	60.9	249.4

Interest expense
Deposits	11.0	(40.2)	(29.2)	16.1	0.1	16.2
Consolidated obligations
Discount notes	511.4	(319.0)	192.4	156.9	(2.2)	154.7
Bonds	170.9	(475.9)	(305.0)	6.5	58.7	65.2
Other interest-bearing liabilities	(19.5)	(5.6)	(25.1)	(5.8)	2.3	(3.5)

Total interest expense	673.8	(840.7)	(166.9)	173.7	58.9	232.6

Net interest income	$195.9	$(121.4)	$74.5	$14.8	$2.0	$16.8

The two components of the Bank’s net interest income are earnings from our asset-liability spread and earnings on capital. See further discussion in “Asset-Liability Spread” below and “Earnings on Capital” at page 51.

The yield on total interest-earning assets and cost of interest-bearing liabilities are impacted by our use of derivatives to adjust the interest rate sensitivity of assets and liabilities. For the effect of the Bank’s net hedging activities by product see “Hedging Activities” at page 54.
Asset-liability Spread
Asset-liability spread equals the yield on total assets minus the cost of total liabilities. Asset-liability spread income increased $91.0 million for the year ended December 31, 2008 compared with 2007 and increased $8.5 million for the year ended December 31, 2007 when compared with 2006.
In 2008, the Bank’s asset-liability spread income was impacted by the following:
•	Interest income on our advance portfolio (including advance prepayment fees, net) increased $0.1 billion or approximately eight percent to $1.4 billion for the year ended December 31, 2008 compared with $1.3 billion for 2007. This was primarily due to increased advance volumes during the first three quarters of 2008, partially offset by declining interest rates. During the last quarter of 2008, advance levels declined due to the announcement of several U.S. Government programs which increased funding options for our members.
•	Interest income from mortgage backed securities increased $62.9 million or approximately 24 percent to $326.5 million for the year ended December 31, 2008 from $263.6 million for 2007. This was primarily due to the Bank purchasing $3.7 billion of agency MBS during 2008 as a result of attractive pricing and the Bank’s desire to increase its leverage position.
•	Interest income from mortgage loans held for portfolio decreased $27.9 million or approximately five percent to $533.7 million for the year ended December 31, 2008 from $561.6 million for 2007. The decrease was primarily due to paydowns of the existing portfolio exceeding new loan acquisitions during the first nine months of 2008.
•	Interest expense from bonds decreased $0.3 billion or approximately 17 percent to $1.5 billion for the year ended December 31, 2008 from $1.8 billion for 2007. The decrease was primarily due to the lower interest rate environment throughout 2008.
•	Interest expense from discount notes increased $192.4 million or approximately 45 percent to $616.4 million for the year ended December 31, 2008 from $424.0 million for 2007. This increase was primarily due to increased volume in response to increased member advance activity during the first nine months of 2008. Additionally, during the last three months of 2008, government interventions and weakening investor confidence adversely impacted the Bank’s long-term cost of funds. The cost of the Bank’s long-term debt increased relative to LIBOR as investors exhibited a desire to purchase debt with short-term maturities. As a result, the Bank began to rely more heavily on the issuance of discount notes to fund both short- and long-term assets.

Although the Bank’s asset-liability spread increased during 2008 when compared with 2007, the Bank’s asset-liability spread was negatively impacted during the last two months of 2008. In light of the growing concerns of the credit and liquidity crisis, the Finance Agency provided guidance that each FHLBank hold increased liquidity to ensure the availability of funds for its members. In order to increase our liquidity, the Bank issued fixed rate longer-dated discount notes to fund the additional liquidity. Subsequent to the issuance of these discount notes, interest rates fell significantly resulting in a negative net asset-liability spread as the cost of the discount notes was greater than the earnings on the short-term liquid assets.
Asset-liability spread income increased in 2007 when compared with 2006 as a result of three factors: (1) higher market interest rates due in part to increased credit spreads during 2007 led to higher asset yields; (2) the market concerns caused primarily by poor performance in the mortgage sector led to higher than average yields on our MBS; and (3) the market’s flight-to-quality caused the Bank’s short-term debt costs in relationship to LIBOR to decline to historically low levels.
Earnings on Capital
We invest our capital to generate earnings, generally for the same repricing maturity as the assets being supported. Earnings on capital decreased $16.5 million for the year ended December 31, 2008 compared with 2007 primarily due to the lower interest rate environment. As short-term interest rates have declined, the earnings contribution from capital decreased. This impact was partially offset by increased average capital balances. Average capital increased $0.9 billion during the year ended December 31, 2008 compared with 2007 primarily due to an increase in activity-based capital stock requirements to support member activities related to advances during the first nine months of the year. Average capital also increased due to increased retained earnings, partially offset by increased unrealized losses on available-for-sale securities recorded in accumulated other comprehensive income as a result of current market conditions.
Earnings on capital increased $8.3 million for the year ended December 31, 2007 compared with 2006 due to larger average capital balances. Average capital increased $0.1 billion during 2007 compared with 2006 primarily due to an increase in activity-based capital stock requirements to support member activities related to advances. Average capital also increased due to increased retained earnings.

Net Interest Income by Segment
The Bank’s segment results are analyzed on an adjusted net interest income basis. Adjusted net interest income includes the impact of net interest income plus interest income and expense associated with economic hedges. A description of these segments is included in the “Business Segments” section at page 6. The following shows the Bank’s financial performance by operating segment and a reconciliation of financial performance to net interest income for the years ended December 31, 2008, 2007, and 2006 (dollars in millions):

	2008	2007	2006

Adjusted net interest income after mortgage loan credit loss provision

Member Finance	$117.7	$139.0	$114.8
Mortgage Finance	$125.4	$30.4	$39.8

Total	$243.1	$169.4	$154.6

Reconciliation of the Bank’s operating segment results to net interest income

Adjusted net interest income after mortgage loan credit loss provision	$243.1	$169.4	$154.6
Adjustments for net interest expense on economic hedges	2.2	1.7	0.2

Net interest income after mortgage loan credit loss provision	$245.3	$171.1	$154.8

Member Finance
Member Finance adjusted net interest income decreased $21.3 million during 2008 when compared with 2007. The decrease during 2008 was primarily attributable to lower returns on invested capital, partially offset by higher asset-liability spread income. As short-term interest rates declined, the earnings contribution from capital decreased. The decline in invested capital was partially offset by an increase in the segment’s asset-liability spread income. The segment’s average assets increased $19.5 billion to $50.6 billion for the year ended December 31, 2008 compared with the same period in 2007 as a result of increased advance activities during the first nine months of 2008.
Member Finance adjusted net interest income increased $24.2 million during 2007 when compared with 2006. The increase during 2007 was primarily attributable to higher returns on invested capital due to an increase in the segment’s average asset balances. The segment’s average assets increased $4.4 billion to $31.1 billion for the year ended December 31, 2007 compared with the same period in 2006 primarily due to increased average advances.

Mortgage Finance
Mortgage Finance adjusted net interest income increased $95.0 million in 2008 when compared with 2007. The increase during 2008 was primarily attributable to higher asset-liability spread income. Asset-liability spread income increased as the segment’s average assets increased $2.8 billion to $19.0 billion for the year ended December 31, 2008 compared with the same period in 2007. The segment’s average assets increased primarily due to an increase in average MBS of $3.4 billion to $8.4 billion for the year ended December 31, 2008 compared with the same period in 2007. During 2008, the Bank purchased MBS at attractive spreads to LIBOR and funded the MBS with long-term debt issued at favorable rates, thereby enhancing the segment’s net interest income. Interest income from MBS increased $62.9 million for the year ended December 31, 2008 compared with the same period in 2007.
Mortgage Finance adjusted net interest income decreased $9.4 million in 2007 when compared with 2006. The decrease was largely attributable to lower average asset balances, partially offset by higher returns on invested capital. The segment’s average assets decreased $0.9 billion to $16.2 billion for the year ended December 31, 2007 compared with the same period in 2006 primarily due to a decline in average mortgage loans held for portfolio, partially offset by increased MBS balances. Average MBS increased to $5.0 billion for the year ended December 31, 2007 compared with $4.7 billion for the same period in 2006. Income from MBS increased $15.3 million for the year ended December 31, 2007 compared with the same period in 2006.
Provision for Credit Losses on Mortgage Loans
We recorded a provision for credit losses of $295,000 and $69,000 during 2008 and 2007. These provisions were based upon the Bank’s quarterly evaluation that reviewed the performance and characteristics of the mortgage loans in the Bank’s MPF portfolio. For additional discussion see “Mortgage Assets” beginning at page 110.
Other Income
The following table presents the components of other (loss) income for the years ended December 31, 2008, 2007, and 2006 (dollars in millions):

	2008	2007	2006

Service fees	$2.4	$2.2	$2.4
Net gain (loss) on trading securities	1.5	—	—
Net realized gain on held-to-maturity securities	1.8	0.5	—
Net (loss) gain on derivatives and hedging activities	(33.2)	4.5	2.3
Other, net	(0.3)	3.1	4.0

Total other (loss) income	$(27.8)	$10.3	$8.7

Other (loss) income can be volatile from period to period depending on the type of financial activity reported. Other income decreased $38.1 million in 2008 compared with 2007 and increased $1.6 million in 2007 compared with 2006. The decrease in other income during 2008 was primarily due to changes in net (losses) gains on derivatives and hedging activities, partially offset by net gains (losses) on trading securities and net realized gains on held-to-maturity securities. Additionally, during the third quarter of 2008 the Bank realized a net loss of $4.9 million as a result of Lehman Brothers filing bankruptcy. The increase in other income during 2007 when compared with 2006 was primarily due to changes in net (losses) gains on derivatives and hedging activities and net realized gains on held-to-maturity securities. For additional information about the Bank’s net (losses) gains on derivatives and hedging activities see “Hedging Activities” below.
Hedging Activities
If a hedging activity qualifies for hedge accounting treatment, the Bank includes the periodic cash flow components of the hedging instrument related to interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. In addition, the Bank reports as a component of other income in “Net (loss) gain on derivatives and hedging activities”, the fair value changes of both the hedging instrument and the hedged item. The Bank records the amortization of certain upfront fees received on interest rate swaps and cumulative fair value adjustments from terminated hedges in interest income or expense.
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

The following tables categorize the net effect of hedging activities on net income by product for the years ended December 31, 2008, 2007, and 2006 (dollars in millions). The table excludes the interest component on derivatives as this amount will be offset by the interest component on the hedged item. Because the purpose of the hedging activity is to protect net interest income against changes in interest rates, the absolute increase or decrease of interest income from interest-earning assets or interest expense from interest-bearing liabilities is not as important as the relationship of the hedging activities to overall net interest income.

	2008
		Mortgage	Consolidated	Balance
Net effect of Hedging Activities	Advances	Assets	Obligations	Sheet	Total
Amortization/accretion	$(44.6)	$(1.7)	$27.5	$—	$(18.8)

Net realized and unrealized gains (losses) on derivatives and hedging activities	2.5	—	(6.5)	—	(4.0)
Losses – Economic Hedges	(3.5)	(1.2)	(1.4)	(23.1)	(29.2)

Reported in Other Loss	(1.0)	(1.2)	(7.9)	(23.1)	(33.2)

Total	$(45.6)	$(2.9)	$19.6	$(23.1)	$(52.0)

	2007
		Mortgage	Consolidated	Balance
Net effect of Hedging Activities	Advances	Assets	Obligations	Sheet	Total
Amortization/accretion	$(1.0)	$(2.0)	$(34.1)	$—	$(37.1)

Net realized and unrealized gains on derivatives and hedging activities	2.6	—	0.5	—	3.1
(Losses) Gains – Economic Hedges	(0.6)	—	4.2	(2.2)	1.4

Reported in Other Income (Loss)	2.0	—	4.7	(2.2)	4.5

Total	$1.0	$(2.0)	$(29.4)	$(2.2)	$(32.6)

	2006
		Mortgage	Consolidated	Balance
Net effect of Hedging Activities	Advances	Assets	Obligations	Sheet	Total
Amortization/accretion	$(2.2)	$(2.1)	$(43.2)	$—	$(47.5)

Net realized and unrealized gains (losses) on derivatives and hedging activities	3.6	—	(0.9)	—	2.7
(Losses) Gains – Economic Hedges	(0.2)	—	0.1	(0.3)	(0.4)

Reported in Other Income (Loss)	3.4	—	(0.8)	(0.3)	2.3

Total	$1.2	$(2.1)	$(44.0)	$(0.3)	$(45.2)

Amortization/accretion. The effect of hedging on amortization/accretion varies from period to period depending on the Bank’s activities, including terminating hedge relationships to manage our risk profile. Consolidated obligation amortization/accretion decreased while advance amortization/accretion increased for 2008 compared with 2007 primarily due to increased consolidated obligation and advance hedge relationship terminations. During 2008, hedge relationship termination activity increased due to the voluntary unwind of certain interest rate swaps to reduce the Bank’s counterparty risk profile. Additionally, during third quarter of 2008 the Bank terminated all consolidated obligation and advance hedge relationships where Lehman Brothers was the counterparty on the derivative contract. See additional discussion of these termination events under the “Derivatives” section at page 66. This termination activity results in increased amortization/accretion from basis adjustments, which represents the final market value on the hedged item, and is amortized/accreted over the remaining life of the hedged item.
Net realized and unrealized (losses) gains on derivatives and hedging activities. Hedge ineffectiveness occurs when changes in fair value of the derivative and the related hedged item do not perfectly offset each other. Hedge ineffectiveness gains and losses during 2008 and 2007 were primarily due to consolidated obligation and advance hedge relationships. Hedge ineffectiveness is driven by changes in the benchmark interest rate and volatility. As the benchmark interest rate changes and the magnitude of that change intensifies, so will the impact on the Bank’s net realized and unrealized gains and losses on derivatives and hedging activities. Additionally, volatility in the marketplace may intensify this impact.
(Losses) Gains — Economic Hedges. During 2008, economic hedges were primarily used to manage interest rate and prepayment risks in our balance sheet. Changes in (losses) gains on economic hedges are primarily driven by the Bank’s use of economic hedges due to changes in our balance sheet profile, changes in interest rates and volatility, and the loss of hedge accounting for certain hedge relationships failing retrospective hedge effectiveness testing. Economic hedges do not qualify for hedge accounting and as a result the Bank records a fair market value gain or loss on the derivative instrument without recording the corresponding gain or loss on the hedged item. In addition, the interest accruals on the hedges are recorded as a component of other income instead of a component of net interest income. (Losses) gains on economic hedges were impacted by the following events during 2008 compared with 2007:
•	Market value changes on derivative instruments. The Bank held interest rate caps and swaptions on its balance sheet as economic hedges against adverse changes in interest rates. Due to volatility in the market, the Bank recorded $23.1 million in losses on these derivatives during 2008.
•	The loss of hedge accounting for certain advance and consolidated obligation hedge relationships as a result of Lehman Brothers declaring bankruptcy during the third quarter of 2008.
•	In accordance with SFAS 133, the Bank performs a retrospective hedge effectiveness test at least quarterly. If a hedge relationship fails this test, the Bank can no longer receive hedge accounting and the derivative is accounted for as an economic hedge. The low and volatile interest rate environment in 2008 increased hedge relationship failures due to failed retrospective hedge effectiveness testing.

Other Expenses
The following table shows the components of other expenses for the three years ended December 31, 2008, 2007, and 2006 (dollars in millions):

	2008	2007	2006

Compensation and benefits	$26.3	$24.8	$22.6

Occupancy cost	1.3	1.6	0.7
Other operating expenses	12.8	13.0	15.7

Total operating expenses	14.1	14.6	16.4

Finance Agency	1.9	1.5	1.5
Office of Finance	1.8	1.5	1.0

Total other expense	$44.1	$42.4	$41.5

Compensation and benefits increased $1.5 million in 2008 compared with 2007 and $2.2 million in 2007 compared with 2006. The increases reflect expenses for making staff additions, increasing market costs associated with salaries and employee benefits, employee training and development, and funding our portion of the Pentegra Defined Benefit Plan for Financial Institutions (DB Plan).
Statements of Condition at December 31, 2008 and 2007
Financial Highlights
The Bank’s members are both stockholders and customers. Our primary business objective is to be a reliable source of low-cost liquidity to our members while safeguarding their capital investment in us. Due to our cooperative nature, our assets, liabilities, capital, and financial strategies reflect changes in member business activities with the Bank.

The Bank’s total assets increased 12 percent to $68.1 billion at December 31, 2008 from $60.7 billion at December 31, 2007. Total liabilities increased 13 percent to $65.1 billion at December 31, 2008 from $57.7 billion at December 31, 2007. Total capital decreased one percent to $3.0 billion at December 31, 2008 from $3.1 billion at December 31, 2007. The overall financial condition for the periods presented has been influenced by changes in member advances, mortgage loans, investment purchases, and funding activities. See further discussion of changes in the Bank’s financial condition in the appropriate sections that follow.
Advances
Our advance portfolio increased $1.5 billion or four percent to $41.9 billion at December 31, 2008 from $40.4 billion at December 31, 2007. Throughout the first nine months of 2008, the Bank funded record levels of advances as a result of our competitive pricing and efficient access to the capital markets. The Bank’s advances totaled $63.9 billion at September 30, 2008. During the last quarter of 2008, the U.S. Government announced several programs providing more borrowing options to our members. These programs impacted the Bank’s borrowing costs, thereby increasing advance pricing as well as increased the liquidity options for our members. As a result, advances declined significantly during the last quarter of 2008.
Members are required to purchase and maintain activity-based capital stock to support outstanding advances. Changes in advances are accompanied by changes in capital stock, unless the member already owns excess activity-based capital stock. At December 31, 2008 and 2007, advance activity-based capital stock (excluding excess activity-based capital stock) as a percentage of the advance portfolio was 4.45 percent.
See additional discussion regarding our collateral requirements in the “Advances” section within “Risk Management” on page 96.

The composition of our advances based on remaining term to scheduled maturity at December 31, 2008 and 2007 was as follows (dollars in millions):

	2008			2007
		Percent of			Percent of
	Amount	Total		Amount	Total
Simple fixed rate advances
Overdrawn demand deposit accounts	$1	*	%	$—	—%
One month or less	2,852	7.0		14,737	36.8
Over one month through one year	5,220	12.8		3,793	9.5
Greater than one year	10,108	24.9		7,907	19.8

	18,181	44.7		26,437	66.1
Simple variable rate advances
One month or less	4	*		23	*
Over one month through one year	418	1.1		126	0.3
Greater than one year	4,560	11.2		3,433	8.6

	4,982	12.3		3,582	8.9

Callable advances
Fixed rate	262	0.6		235	0.6
Variable rate	7,527	18.5		1,033	2.6
Putable advances
Fixed rate	8,122	20.0		7,249	18.1
Community investment advances
Fixed rate	1,000	2.5		1,021	2.5
Variable rate	104	0.3		104	0.2
Callable – fixed rate	62	0.1		61	0.2
Putable – fixed rate	423	1.0		300	0.8

Total par value	40,663	100.0%		40,022	100.0%

Hedging fair value adjustments
Cumulative fair value gain	1,082			383
Basis adjustments from terminated and ineffective hedges	152			7

Total advances	$41,897			$40,412

*	Amount is less than 0.1 percent.
Cumulative fair value gains increased $699 million at December 31, 2008 when compared to December 31, 2007. Generally, all of the cumulative fair value gains on advances are offset by the net estimated fair value losses on the related derivative contracts. Basis adjustments increased $145 million at December 31, 2008 when compared to December 31, 2007, due to the voluntary termination of certain interest rates swaps including the termination of interest rate swaps with Lehman Brothers during the third quarter of 2008. For additional details see the “Derivatives” section at page 66.

The following tables show advance balances for our five largest member borrowers at December 31, 2008 and 2007 (dollars in millions):

				Percent of
			2008	Total
Name	City	State	Advances[1]	Advances

Transamerica Life Insurance Company[2]	Cedar Rapids	IA	$5,450	13.4%
Aviva Life and Annuity Company	Des Moines	IA	3,131	7.7
ING USA Annuity and Life Insurance Company	Des Moines	IA	2,994	7.4
TCF National Bank	Wayzata	MN	2,475	6.1
Superior Guaranty Insurance Company[3]	Minneapolis	MN	2,250	5.5

			16,300	40.1

Housing associates			302	0.7
All others			24,061	59.2

Total advances (at par value)			$40,663	100.0%

				Percent of
			2007	Total
Name	City	State	Advances[1]	Advances

Wells Fargo Bank, N.A. [3]	Sioux Falls	SD	$11,300	28.2%
ING USA Annuity and Life Insurance Company	Des Moines	IA	2,884	7.2
TCF National Bank	Wayzata	MN	2,375	5.9
Transamerica Occidental Life Insurance Company[2]	Cedar Rapids	IA	2,225	5.6
Aviva Life and Annuity Company	Des Moines	IA	1,863	4.7

			20,647	51.6

Housing associates			3	*
All others			19,372	48.4

Total advances (at par value)			$40,022	100.0%

[1]	Amounts represent par value before considering unamortized commitment fees, premiums and discounts, and hedging fair value adjustments.

[2]	Transamerica Occidental Life Insurance Company merged into Transamerica Life Insurance Company on October 1, 2008.

[3]	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

*	Amount is less than 0.1 percent.

At December 31, 2008 the Bank’s advances with housing associates increased $299 million when compared to the same period in 2007 as a result of eligible housing associates increasing their outstanding advances to demonstrate their borrowing authority.
Mortgage Loans
The following table shows information at December 31, 2008 and 2007 on mortgage loans held for portfolio (dollars in millions):

	2008	2007
Single family mortgages
Fixed rate conventional loans
Contractual maturity less than or equal to 15 years	$2,408	$2,567
Contractual maturity greater than 15 years	7,845	7,762

Subtotal	10,253	10,329

Fixed rate government-insured loans
Contractual maturity less than or equal to 15 years	2	3
Contractual maturity greater than 15 years	421	458

Subtotal	423	461

Total par value	10,676	10,790

Premiums	86	97
Discounts	(81)	(93)
Basis adjustments from mortgage loan commitments	4	8

Total mortgage loans held for portfolio, net	$10,685	$10,802

Mortgage loans decreased $0.1 billion or one percent at December 31, 2008 as we purchased $1.2 billion of loans through the MPF program and received principal repayments of $1.3 billion in 2008. While mortgage loans have continued to decrease, the rate of decline has lessened compared with 2007 due to an increase in origination volume and a slow down of prepayments. The increase in mortgage originations during 2008 was primarily due to the decreasing interest rate environment. Secondarily, in July 2008 the Bank entered into a participation agreement with the FHLBank of Chicago whereby the Bank agreed to purchase 100 percent participation interests from the FHLBank of Chicago in new MPF loans up to a maximum amount of $150 million. The MPF loan participations were subject to the same credit risk sharing arrangements as those MPF loans purchased from our PFIs. At December 31, 2008 the Bank purchased $115.2 million of MPF loans through this agreement. All mortgage delivery commitments were closed at December 31, 2008; therefore the Bank will not have additional participations under this agreement. See “Mortgage Assets” on page 110 for a further description of the credit risk sharing arrangements.

Mortgage loans acquired from members are concentrated primarily with Superior Guaranty Insurance Company (Superior), an affiliate of Wells Fargo. At December 31, 2008 and 2007 we held mortgage loans acquired from Superior amounting to $7.9 billion and $8.9 billion. At December 31, 2008 and 2007, these loans represented 74 percent and 83 percent of total mortgage loans outstanding at par value. Superior did not deliver any whole mortgages in 2008 or 2007 and we do not expect Superior to deliver whole mortgages to the Bank for the foreseeable future.
Members are required to purchase and maintain activity-based capital stock to support outstanding mortgage loans. Changes in mortgage loans, except those purchased under the agreement with the FHLBank of Chicago, are accompanied by changes in capital stock, unless the member already owns excess activity-based stock. At December 31, 2008 and 2007, mortgage loan activity-stock as a percentage of the mortgage loan portfolio was 4.35 percent and 4.39 percent.
Investments
The following table shows the book value of investments at December 31, 2008 and 2007 (dollars in millions):

	2008		2007
		Percent of		Percent of
	Amount	Total	Amount	Total
Short-term investments
Certificates of deposit	$—	—%	$100	1.0%
Federal funds sold	3,425	22.3	1,805	19.5
Commercial paper	385	2.5	200	2.2
Government-sponsored enterprise obligations	—	—	219	2.4
Other	—	—	6	0.1

	3,810	24.8	2,330	25.2
Mortgage-backed securities
Government-sponsored enterprises	9,169	59.7	6,672	72.2
U.S. government agency-guaranteed	52	0.3	64	0.7
MPF shared funding	47	0.3	53	0.6
Other	39	0.3	48	0.5

	9,307	60.6	6,837	74.0

State or local housing agency obligations	93	0.6	74	0.8
Other	2,159	14.0	3	*

	2,252	14.6	77	0.8

Total investments	$15,369	100.0%	$9,244	100.0%

Investments as a percent of total assets		22.6%		15.2%

*	Amount is less than 0.1 percent.

Investment balances increased $6.1 billion or 66 percent at December 31, 2008 compared with December 31, 2007. The increase reflected the Bank’s desire to increase its leverage ratio as well as increase its liquidity position in response to guidance provided by the Finance Agency. The Bank purchased $3.7 billion of agency MBS in 2008. Additionally, during the fourth quarter of 2008 the Bank purchased $2.2 billion of investments in TLGP debt, reflected in the “other” category above. The TLGP investments are held for liquidity purposes and are therefore classified as trading securities. Finally, there was an increase in Federal funds sold, which fluctuate depending on members activities and cash availability.
The Bank evaluates its individual available-for-sale and held-to-maturity securities for other-than-temporary impairment at least quarterly. To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook; the creditworthiness of the issuers of the agency debt securities; the GSE guarantee of the holdings of agency MBS; the underlying type of collateral; duration and level of the unrealized loss; any credit enhancements or insurance; and delinquency rates and security performance. As part of the process, the Bank considers its ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses.
At December 31, 2008 the Bank believes that the unrealized losses on its investment in available-for-sale and held-to-maturity securities are the result of the current interest-rate environment and illiquidity in the credit markets. Approximately 95 percent of the securities in a loss position are agency securities guaranteed by the U.S. Government. The remaining five percent of securities in a loss position are private-label MBS. Our private-label MBS (excluding MPF shared funding) were all rated AAA by an NRSRO at December 31, 2008 and 2007. All of these private-label MBS (excluding MPF shared funding) are backed by prime loans. For further discussion of our credit risks associated with MBS securities see “Mortgage Assets” on page 110.
Through the Bank’s other-than-temporary impairment analysis, the facts discussed above, and the Bank’s ability and intent to hold these investments to maturity, management has determined that all unrealized losses reflected above are temporary and the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2008.
Consolidated Obligations
Consolidated obligations, which include discount notes and bonds, are the primary source of funds to support our advances, mortgage loans, and investments. We make significant use of derivatives to restructure interest rates on consolidated obligations to better match our funding needs and reduce funding costs. This generally means converting fixed rates to variable rates. At December 31, 2008, the book value of the consolidated obligations issued on the Bank’s behalf totaled $62.8 billion compared with $56.1 billion at December 31, 2007.

Discount Notes
The following table shows the Bank’s discount notes, all of which are due within one year, at December 31, 2008 and 2007 (dollars in millions):

	2008	2007

Par value	$20,153	$21,544
Discounts	(92)	(43)

Total discount notes	$20,061	$21,501

During the first nine months of 2008, discount notes reached record levels as a result of increased short-term advances. The Bank also utilized discount notes to fund investment activity during 2008. Although discount notes decreased at December 31, 2008 when compared to the same period in 2007, discount note issuances increased significantly during 2008 for reasons discussed in “Liquidity and Capital Resources” at page 69.
Bonds
The following table shows the Bank’s bonds based on remaining term to maturity at December 31, 2008 and 2007 (dollars in millions):

Year of Maturity	2008	2007

2008	$—	$6,438
2009	15,963	5,628
2010	6,159	4,329
2011	4,670	2,754
2012	2,231	2,018
2013	2,417	1,500
Thereafter	8,409	9,088
Index amortizing notes	2,420	2,667

Total par value	42,269	34,422

Premiums	51	48
Discounts	(41)	(38)
Hedging fair value adjustments
Cumulative fair value loss	348	226
Basis adjustments from terminated and ineffective hedges	95	(94)

Total bonds	$42,722	$34,564

Bonds outstanding included the following at December 31, 2008 and 2007 (dollars in millions):

	2008	2007
Par amount of bonds
Noncallable or nonputable	$39,214	$26,045
Callable	3,055	8,377

Total par value	$42,269	$34,422

The increase in bonds was the result of an increase in long-term MBS purchases. Cumulative fair value losses increased $122 million at December 31, 2008 when compared to December 31, 2007. Generally, all of the cumulative fair value losses on bonds are offset by the net estimated fair value gains on the related derivative contracts. Basis adjustments increased $189 million at December 31, 2008 when compared to December 31, 2007 due to the voluntary termination of certain interest rates swaps including the termination of interest rate swaps with Lehman Brothers during the third quarter of 2008. For additional details see the “Derivatives” section at page 66.
Deposits
The following table shows our deposits by product type at December 31, 2008 and 2007 (dollars in millions):

	2008		2007
		Percent of		Percent of
	Amount	Total	Amount	Total
Interest-bearing
Overnight	$694	46.4%	$649	75.2%
Demand	230	15.3	153	17.7
Term	465	31.1	40	4.7

Total interest-bearing	1,389	92.8	842	97.6

Noninterest-bearing	107	7.2	21	2.4

Total deposits	$1,496	100.0%	$863	100.0%

At December 31, 2008 the Bank’s deposits increased $633 million when compared with the same period in 2007. Although the level of deposits will vary based on member alternatives for short-term investments, the increase during 2008 was primarily due to an increase in term deposits from eligible housing associates, which the housing associates used to support advances. These deposits were required by the Bank to secure advances made to the eligible housing associates during 2008.

The table below presents time deposits in denominations of $100,000 or more by remaining maturity at December 31, 2008 (dollars in millions):

		Over three	Over six
	Three	months but	months but
	months	within six	within 12
	or less	months	months	Total
Time deposits	$143	$175	$147	$465

Capital
At December 31, 2008, total capital (including capital stock, retained earnings, and accumulated other comprehensive income) was $3.0 billion compared with $3.1 billion at December 31, 2007. The decrease was primarily due to an increase in unrealized losses on available-for-sale securities recorded in accumulated other comprehensive income as a result of current market conditions, partially offset by an increase in capital stock and retained earnings.
Derivatives
The notional amount of derivatives reflects the volume of our hedges, but it does not measure the credit exposure of the Bank because there is no principal at risk. The following table categorizes the notional amount of our derivatives at December 31, 2008 and 2007 (dollars in millions):

	2008	2007
Notional amount of derivatives
Interest rate swaps
Noncallable	$17,773	$18,555
Callable by counterparty	9,261	14,070
Callable by the Bank	77	10

	27,111	32,635

Interest rate swaptions	—	6,500
Interest rate caps	2,340	1,700
Forward settlement agreements	289	23
Mortgage delivery commitments	288	23

Total notional amount	$30,028	$40,881

The notional amount of our derivative contracts decreased approximately $10.9 billion at December 31, 2008 when compared to December 31, 2007. In response to the current market conditions and our changing balance sheet risk profile, the Bank voluntarily reduced its derivative notional amount by terminating certain interest rate swaps to reduce the Bank’s counterparty risk profile. Additionally, in September 2008 the Bank terminated 86 interest rate swaps and 3 interest rate caps as a result of Lehman Brothers declaring bankruptcy. This termination activity contributed to the Bank’s decreased derivative notional amount for 2008. Due to changes in the Bank’s balance sheet risk profile, the level of interest rates, and the significant market volatility driving up the cost of derivatives, the Bank did not replace interest rate swaptions as they matured during 2008. This caused interest rate swaptions to decrease $6.5 billion during 2008 when compared with 2007.
The following table categorizes the notional amount and the estimated fair value of derivative instruments, excluding accrued interest, by product and type of accounting treatment. The category titled fair value represents hedges that qualify for fair value hedge accounting. The category titled economic represents hedges that do not qualify for hedge accounting. Amounts at December 31, 2008 and 2007 were as follows (dollars in millions):

	2008		2007
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Advances
Fair value	$11,501	$(1,109)	$14,611	$(391)
Economic	527	(5)	500	—
Mortgage assets
Forward settlement agreements
Economic	289	(2)	23	—
Mortgage delivery commitments
Economic	288	2	23	—
Consolidated obligations
Bonds
Fair value	11,969	330	17,524	206
Economic	3,030	2	—	—
Discount notes
Economic	84	1	—	—
Balance Sheet
Economic	2,340	2	8,200	1

Total notional and fair value	$30,028	$(779)	$40,881	$(184)

Total derivatives, excluding accrued interest		(779)		(184)
Accrued interest		79		138
Net cash collateral		268		(32)

Net derivative balance		$(432)		$(78)

Net derivative assets		3		60
Net derivative liabilities		(435)		(138)

Net derivative balance		$(432)		$(78)

Estimated fair values of derivative instruments previously listed will fluctuate based upon changes in the interest rate environment, volatility in the marketplace, as well as the volume of derivative activities. Changes in the estimated fair values were recorded as gains and losses in the Bank’s Statements of Income. For fair value hedge relationships, substantially all of the net estimated fair value gains and losses on our derivative contracts are offset by net hedging fair value adjustment losses and gains or other book value adjustments on the related hedged items.
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

Liquidity and Capital Resources
Sources of Liquidity
The Bank’s primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets.
Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. The par amounts of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $1,189.1 billion and $1,133.7 billion at December 31, 2008 and 2007.
Consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. These are the highest ratings available for such debt from an NRSRO. These ratings measure the likelihood of timely payment of principal and interest on the consolidated obligations. Our ability to raise funds in the capital markets as well as our cost of borrowing can be affected by these credit ratings.
Bonds
Since the last quarter of 2007, the capital markets have been in a credit crisis with strain on available liquidity. Because of the FHLBanks’ credit quality, efficiency, and standing in the capital markets, the FHLBanks had ready access to funding at competitive interest rates. This was demonstrated through the first nine months of 2008 as the Bank issued record levels of bonds. However, several events in the last quarter of 2008 made it increasingly difficult to issue longer-term debt at competitive interest rates. These events related to continued losses reported by financial insitutions, mergers and bankruptcies of financial institutions, and Fannie Mae and Freddie Mac being placed into conservatorship creating uncertainty regarding their GSE status. In response to the continuing credit and liquidity crisis, during the fourth quarter of 2008 the U.S. Government announced several programs designed to prevent bank failures and support economic recovery. Ultimately these programs had a negative impact on the Bank’s long-term cost of funds. Proceeds from the issuance of bonds during 2008 were $21.1 billion compared with $8.7 billion in 2007. The increase in bond issuances was the result of an increase in long-term MBS purchases.
Discount Notes
During the first nine months of 2008, the Bank issued record amounts of discount notes in response to the demand for our short-term advances. During 2008, we received proceeds from the issuance of discount notes of $1,143.3 billion compared with $619.8 billion in 2007. This increase of $523.5 billion during 2008 compared with 2007 was due to funding record levels of advance borrowings from our members during the first nine months of 2008.

In mid-October in response to the liquidity concerns described above, the Finance Agency provided guidance that all the FHLBanks increase their liquidity position to ensure availability of funds for members. This guidance provided by the Finance Agency requested that all FHLBanks individually increase their liquidity position to ensure availability of funds to members for 15 days. The Bank felt this guidance was prudent given the current economic conditions as well as in line with its mission of being a stable and reliable source of liquidity to its members. As a result, the Bank used fixed rate longer-dated discount notes to fund additional liquidity. Subsequent to this action, LIBOR interest rates fell dramatically, creating a negative net interest spread on the liquidity portfolio.
The following table shows the average number of days to maturity of our discount notes during each month of 2008. This table demonstrates management’s decision to issue longer-dated discount notes for funding and liquidity during the last quarter of 2008.

Average number of
Month	days to maturity
January	129
February	150
March	145
April	154
May	158
June	172
July	181
August	170
September	164
October	183
November	213
December	215
Other Sources of Liquidity
Other sources of liquidity include cash, interbank loan activity, payments collected on advances and mortgage loans, proceeds from the issuance of capital stock, member deposits, securities sold under agreements to repurchase, and current period earnings. In the event of significant market disruptions or local disasters, the Bank President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve. To provide further access to funding, the FHLBank Act authorizes the U.S. Treasury to purchase consolidated obligations issued by the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As a result of the Housing Act, this authorization was supplemented with a temporary authorization for the U.S. Treasury to purchase consolidated obligations issued by the FHLBanks in any amount deemed appropriate under certain conditions. This temporary authorization expires December 31, 2009. As of December 31, 2008, no purchases had been made by the U.S. Treasury under this authorization.

During the third quarter of 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the 12 FHLBanks. As of December 31, 2008 the Bank had provided the U.S. Treasury with a listing of eligible advance collateral, which provided for maximum borrowings of $6.0 billion. As of February 28, 2009 the Bank has not drawn on this available source of liquidity.
Uses of Liquidity
Advances
The Bank uses proceeds from the issuance of our consolidated obligations primarily to fund advances to our members. During the first nine months of 2008 the Bank issued a record number of advances to our members in response to the credit and liquidity crisis that began in the latter half of 2007. Disbursements to members for the origination of advances totaled $330.4 billion in 2008 as compared to $112.0 billion in 2007. A majority of these advances were short-term in nature.
The Bank’s advance levels reached record levels at September 30, 2008 totaling $63.9 billion, however, during the last quarter of 2008, advance levels began decreasing as a result of government intervention to offset the impact of the continuing credit and liquidity crisis. The U.S. Government announced several programs providing more borrowing options to our members, thereby increasing competition with our advances. Additionally, as the Bank’s long-term cost of funds increased due to increased investor demand for shorter-term maturities, the Bank relied more heavily on the issuance of discount notes to fund longer-term advances. To offset the risk of this mismatch in funding introduced, the Bank increased advance pricing.
Investments
During 2008 the Bank also used the proceeds from consolidated obligations to fund the purchase of additional investments to bolster its leverage ratio. Additionally, as a result of the regulatory guidance provided by the Finance Agency discussed above, the Bank increased its liquidity position by purchasing investments. See “Management’s Discussion and Analysis - Investments” at page 62 for additional details.

The following table shows the Bank’s available, required, and excess liquidity at each quarter end during 2008 and at December 31, 2007 (dollars in billions):

	December 31,	September 30,	June 30,	March 31,	December 31,
	2008	2008	2008	2008	2007

Total available liquidity	$16.6	$25.0	$21.1	$20.5	$16.5
Statutory liquidity requirement	3.8	17.4	13.8	13.8	10.5

Excess liquidity	$12.8	$7.6	$7.3	$6.7	$6.0

The Bank’s statutory liquidity requirement has declined in the last quarter of 2008 as a result of decreased demand for advances, as previously discussed. Additionally, excess liquidity increased as a result of the Bank purchasing investments to satisfy the guidance provided by the Finance Agency, as well as management’s decision to have sufficient liquidity to meet member demands in the event of a capital markets disruption.
Other Uses of Liquidity
Other uses of liquidity include purchase of mortgage loans, repayment of member deposits, consolidated obligations and other borrowings, and interbank loan activity, redemption or repurchase of capital stock, and payment of dividends.
Liquidity Requirements
Statutory Requirements
The FHLBank Act mandates three liquidity requirements. First, contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. The following table shows our sources of contingent liquidity to support operations for five calendar days compared to our liquidity needs at December 31, 2008 and 2007 (dollars in billions):

	2008	2007

Unencumbered marketable assets maturing within one year	$4.8	$2.2
Advances maturing in seven days or less	1.3	7.5
Unencumbered assets available for repurchase agreement borrowings	10.5	6.8

Total	$16.6	$16.5

Liquidity needs for five calendar days	$3.8	$10.5

Total liquidity as a percent of five day requirement	437%	157%

In addition to the liquidity measures discussed above, the Finance Agency issued final guidance, effective March 6, 2009, revising and formalizing the Finance Agency's request for increases in liquidity that was provided to the FHLBanks in the fourth quarter 2008. This final guidance requires us to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we can not access the capital markets for a period of between 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that we can not access the capital markets for a period of between three to seven days with initial guidance set at five days and that during that period we will automatically renew maturing and called advances for all members except very large, highly rated members. This guidance is more stringent than the five calendar day contingency liquidity requirement discussed above, but less stringent than the guidance provided in the fourth quarter of 2008. The new guidance is designed to protect against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital markets volatility. For further discussion of how this may impact us, see “Item 1A - Risk Factors” at page 29.

Second, Finance Agency regulations require us to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this regulation at December 31, 2008 and 2007 (dollars in billions):

	2008	2007
Advances with maturities not exceeding five years	$28.1	$31.4
Deposits in banks or trust companies	—	—

Total	$28.1	$31.4

Deposits[1]	$1.5	$0.9

[1]	Amount does not reflect the effect of reclassifications due to FIN 39-1.
Third, Finance Agency regulations require us to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in the total consolidated obligations outstanding. Qualifying assets are defined as cash; obligations of, or fully guaranteed by, the U.S. Government; secured advances; mortgages that have any guaranty, insurance, or commitment from the U.S. Government or any agency of the U.S. Government; investments described in section 16(a) of the FHLBank Act, which, among other items, include investments that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and other securities that are rated Aaa by Moody’s, AAA by S&P, or AAA by Fitch. The following table shows our compliance with this regulation at December 31, 2008 and 2007 (dollars in billions):

	2008	2007

Total qualifying assets	$68.1	$60.6
Less: pledged assets	0.3	0.2

Total qualifying assets free of lien or pledge	$67.8	$60.4

Consolidated obligations outstanding	$62.8	$56.1

The Bank was in compliance with all three of its liquidity requirements at December 31, 2008.

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
The following table shows our contingent liquidity requirement at December 31, 2008 and 2007 (dollars in billions):

	2008	2007

Required liquidity	$(3.9)	$(3.7)
Available assets	11.1	5.9

Excess contingent liquidity	$7.2	$2.2

The Bank was in compliance with its contingent liquidity policy at December 31, 2008.
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
For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock, including mandatorily redeemable capital stock, plus retained earnings. If the Bank’s capital falls below the above requirements, the Finance Agency has authority to take actions necessary to return the Bank to safe and sound business operations. Effective January 30, 2009, the Finance Agency promulgated an interim final rule on capital classifications and critical capital levels for the FHLBanks. Under this interim final rule, the Bank believes it meets the “adequately capitalized” classification, which is the highest rating. For details on this interim final rule, refer to the “Legislative and Regulatory Developments” section at page 87.

The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at December 31, 2008 and 2007 (dollars in millions).

	2008		2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$1,968	$3,174	$578	$3,124
Total capital-to-asset ratio	4.00%	4.66%	4.00%	5.14%
Total regulatory capital	$2,725	$3,174	$2,429	$3,124
Leverage ratio	5.00%	6.99%	5.00%	7.71%
Leverage capital	$3,406	$4,761	$3,037	$4,687
The decrease in the regulatory capital-to-asset ratio from 5.14 percent at December 31, 2007 to 4.66 percent at December 31, 2008, was primarily due to the increase in our investments and advances. Although the ratio declined, it exceeds the regulatory requirement and we do not expect it to decline below that requirement. The Bank’s regulatory capital-to-asset ratio at December 31, 2008 and 2007 would have been 4.58 percent and 5.00 percent if all excess capital stock had been repurchased.
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
Holders of Class B stock own a proportionate share of the Bank’s retained earnings, paid-in surplus, undivided profits, and equity reserves. Holders of Class B stock have no right to receive any portion of these values except through the declaration of dividends or capital distributions or upon liquidation of the Bank. The Bank’s Board of Directors may declare and pay a dividend only from current earnings or retained earnings. The Board of Directors may not declare or pay any dividends if the Bank is not in compliance with its capital requirements or, if after paying the dividend, the Bank would not be in compliance with its capital requirements. In addition, before declaring or paying any dividend, the Bank must certify to the Finance Agency that it will remain in compliance with the regulatory liquidity requirements and will remain capable of making full and timely payment of its current obligations coming due during the next quarter.

Stock owned in excess of a member’s minimum investment requirement is known as excess stock. A member may request redemption of any or all of its excess stock by providing the Bank with written notice five years in advance of the redemption. A stockholder may not have more than one redemption request pending at the same time for any share of stock.
Under the Bank’s Capital Plan, the Bank, at its discretion and upon 15 days’ written notice, may repurchase excess membership stock. If a member’s membership stock balance exceeds the $10.0 million cap as a result of a merger or consolidation, the Bank may repurchase the amount of excess stock necessary to make the member’s membership stock balance equal to the $10.0 million cap.
In accordance with the Bank’s Capital Plan, the Bank, at its option, may repurchase excess activity-based capital stock that exceeds an operational threshold on a scheduled monthly basis, subject to certain limitations set forth in the Capital Plan. The current operational threshold is $50,000 and may be changed by the Board of Directors within a range specified in the Capital Plan with at least 15 days’ prior written notice. The Bank may also change the scheduled date for repurchasing excess activity-based stock with at least 15 days’ prior written notice. During the fourth quarter of 2008, as a result of current market conditions, the Bank indefinitely discontinued its practice of voluntarily repurchasing excess activity-based capital stock. Members may continue to use this excess activity-based capital stock to satisfy activity-based capital stock requirements. The Bank believes this recent action will help conserve its capital levels during the current stressed economic environment.
Because membership is voluntary for all members, a member can provide a notice of withdrawal from membership at any time. If a member provides notice of withdrawal from membership, the Bank will not repurchase or redeem any membership stock until five years from the date of receipt of a notice of withdrawal. If a member that withdraws from membership owns any activity-based capital stock, the Bank will not redeem any required activity-based capital stock until the activity no longer remains outstanding.
A member may cancel any pending notice of redemption before the completion of the five-year redemption period by providing written notice of cancellation to the Bank. Effective March 3, 2009, the Bank will charge a cancellation fee, which is currently set at a range of one to five percent of the par value of the shares of capital stock subject to redemption. The Board retains the right to change the cancellation fee at any time. The Bank will provide at least 15 days advance written notice to each member of any adjustment or amendment to its cancellation fee.
In accordance with the GLB Act, each class of Bank stock is considered putable by the member. There are significant statutory and regulatory restrictions on the obligation or right to redeem outstanding stock.

In no case may the Bank redeem any capital stock if, following such redemption, the Bank would fail to satisfy its minimum capital requirements (i.e., a statutory capital-to-asset ratio requirement and leverage requirement established by the GLB Act and a regulatory risk based capital-to-asset ratio requirement established by the Finance Agency). By law, all member holdings of Bank stock immediately become nonredeemable if the Bank becomes undercapitalized.
In no case may the Bank redeem any capital stock without the prior approval of the Finance Agency if either its Board of Directors or the Finance Agency determines that the Bank has incurred or is likely to incur losses resulting or likely to result in a charge against capital.
Additionally, the Bank cannot redeem shares of stock from any member of the Bank if the principal or interest on any consolidated obligation of the FHLBank System is not paid in full when due, or under certain circumstances if (1) the Bank projects, at any time, that it will fail to comply with statutory or regulatory liquidity requirements, or will be unable to timely and fully meet all of its current obligations; (2) the Bank actually fails to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of its current obligations, or enters or negotiates to enter into an agreement with one or more other FHLBanks to obtain financial assistance to meet its current obligations; or (3) the Finance Agency determines that the Bank will cease to be in compliance with statutory or regulatory liquidity requirements, or will lack the capacity to timely or fully meet all of its current obligations.
If the Bank is liquidated, after payment in full to the Bank’s creditors, the Bank’s stockholders will be entitled to receive the par value of their capital stock as well as any retained earnings, paid-in surplus, undivided profits, and equity reserves, if any, in an amount proportional to the stockholder’s share of the total shares of capital stock. In the event of a merger or consolidation, the Board of Directors shall determine the rights and preferences of the Bank’s stockholders, subject to any terms and conditions imposed by the Finance Agency.
Capital Stock
We had 27.8 million shares of capital stock outstanding at December 31, 2008 compared with 27.2 million shares outstanding at December 31, 2007. We issued 55.8 million shares to members and repurchased 55.1 million shares from members during 2008. We issued 20.0 million shares to members and repurchased 12.1 million shares from members during 2007. Approximately 83 percent and 86 percent of our capital stock outstanding at December 31, 2008 and 2007 was activity-based stock that fluctuates primarily with the outstanding balances of advances made to members and mortgage loans purchased from members.

The Bank’s capital stock balances categorized by type of financial services company, including mandatorily redeemable capital stock owned by former members, are noted in the following table at December 31, 2008 and 2007 (dollars in millions):

Institutional Entity	2008	2007

Commercial Banks	$1,314	$1,556
Insurance Companies	1,203	925
Savings and Loan Associations	170	160
Credit Unions	94	76
Former Members	11	46

Total regulatory and capital stock	$2,792	$2,763

Our members are required to maintain a certain minimum capital stock investment in the Bank. Each member must maintain Class B membership stock in an amount equal to 0.12 percent of the member’s total assets as of the preceding December 31 subject to a cap of $10.0 million and a floor of $10,000. Each member must also maintain Class B activity-based stock in an amount equal to the total of:
(1)	A specified percentage of its outstanding advances. As of December 31, 2008 the percentage was 4.45 percent.

(2)	A specified percentage of its acquired member assets. As of December 31, 2008, the percentage was 4.45 percent.

(3)	A specified percentage of its standby letters of credit. As of December 31, 2008, the percentage was 0.00 percent.

(4)	A specified percentage of its advance commitments. As of December 31, 2008, the percentage was 0.00 percent.

(5)	A specified percentage of its acquired member assets commitments. As of December 31, 2008, the percentage was 0.00 percent.
The minimum investment requirements are designed so that we remain adequately capitalized as member activity changes. To ensure we remain adequately capitalized within ranges established in the Capital Plan, these requirements may be adjusted upward or downward by the Bank’s Board of Directors. At December 31, 2008 and 2007, approximately 92 and 89 percent of our total capital was capital stock.
Stock owned by members in excess of their minimum investment requirements is known as excess stock. The Bank’s excess capital stock including amounts classified as mandatorily redeemable capital stock were $61.1 million and $95.1 million at December 31, 2008 and 2007.

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
Although the mandatorily redeemable capital stock is not included in capital for financial reporting purposes, Finance Agency interpretation requires that such outstanding stock be considered capital for determining compliance with our regulatory requirements.
At December 31, 2008, we had $10.9 million in capital stock subject to mandatory redemption from 10 former members. At December 31, 2007, we had $46.0 million in capital stock subject to mandatory redemption from 40 members and former members. These amounts have been classified as mandatorily redeemable capital stock in the Statements of Condition in accordance with SFAS 150. The significant decrease in mandatorily redeemable capital stock at December 31, 2008 was due to the Bank voluntarily repurchasing $20.0 million of its mandatorily redeemable capital stock classified as excess membership stock on July 18, 2008. The Bank repurchased this excess membership stock in order to eliminate excess stock owned by former members who had merged out of the Bank’s district.

The following table shows the amount of capital stock subject to mandatory redemption by the time period in which we anticipate redeeming the capital stock based on our practices at December 31, 2008 and 2007 (dollars in millions):

Year of Redemption	2008	2007

2008	$—	$14
2009	3	16
2010	6	9
2011	1	2
2012	1	4
2013	*	*
Thereafter	*	1

Total	$11	$46

*	Amount is less than one million.
A majority of the capital stock subject to mandatory redemption at December 31, 2008 and December 31, 2007 was due to voluntary termination of membership as a result of a merger or consolidation into a member of another FHLBank. The remainder of mandatorily redeemable capital stock was due to members requesting partial repurchases of excess stock. These partial repurchases amounted to $0.0 million and $0.4 million at December 31, 2008 and 2007.
Dividends
Effective June 19, 2008 the Bank replaced its reserve capital policy with a retained earnings policy. Under this policy, the Bank’s retained earnings minimum level is defined by the aggregation of market risk, credit risk, and operational risk components.
Under the policy, if EVCS, defined as the net present value of expected future cash flows of the Bank’s assets, liabilities, and derivatives, divided by the BVCS, is less than or equal to $100 per share, the Bank is required to increase its retained earnings minimum target to account for the shortfall. In addition, until February 2009, if EVCS was below $100 per share or actual retained earnings fell below the retained earnings minimum, the Bank was required to establish a dividend cap at not more than 80 percent of current earnings, or an action plan, as deemed necessary by the Board of Directors, to return to its targeted level of retained earnings within twelve months.

At December 31, 2008 EVCS was less than $100 per share. Therefore, in February 2009, management believed it would be prudent, due to the highly unusual market conditions and the fact that the circumstances causing the EVCS shortfall are largely out of the direct control of the Bank, to revise the retained earnings policy. The modified policy states that if actual retained earnings fall below the minimum target, the Bank, as determined by the Board of Directors, will either cap dividends at less than the current earned dividend, or establish an action plan (which can include a dividend cap) to address the retained earnings shortfall within a practicable period of time.
On February 26, 2009 the Board of Directors declared a fourth quarter dividend at an annualized rate of 1.00 percent of average capital stock for the quarter. The dividend was paid on March 5, 2009. See “Economic Value of Capital Stock” on page 98 for additional information.
The Bank paid cash dividends of $106.7 million during 2008 compared to $84.3 million during 2007. The annualized dividend rate paid was 3.87 percent and 4.31 percent during the years ended 2008 and 2007. The dividend rate is driven by the Bank’s current and projected financial performance and capital position including the targeted level of retained earnings. The Bank had retained earnings of $382.0 million and $361.3 million at December 31, 2008 and 2007.
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
Several of these accounting policies involve the use of estimates that we consider critical because
•	they are likely to change from period to period due to significant management judgments and assumptions about highly complex and uncertain matters.

•	they use a different estimate or a change in estimate that could have a material impact on our reported results of operations or financial condition.
Estimates and assumptions that are significant to the results of operations and financial condition include those used in conjunction with
•	the use of fair value estimates.

•	allowance for credit losses on advances and mortgage loans.

•	derivative and hedge accounting.

•	other than temporary impairment.

The Bank evaluates its critical accounting policies and estimates on an ongoing basis. While management believes its estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and differences could be material to the financial statements.
Fair Value Estimates
The Bank carries certain assets and liabilities on the Statements of Condition at fair value, including investments classified as trading and available-for-sale, and derivatives. The Bank adopted SFAS 157, Fair Value Measurements (SFAS 157), on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes fair value hierarchy based on the inputs used to measure fair value and requires additional disclosures for instruments carried at fair value on the Statements of Condition. SFAS 157 defines “fair value” as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the assets or liability, and market participants with whom the entity would transact in that market. In situations in which there is little, if any, market activity at the measurement date, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction and not a forced liquidation or distressed sale at the measurement date.
Fair values play an important role in the valuation of certain of the assets, liabilities, and hedging transactions of the Bank. Fair values are based on quoted market prices or market-based prices, if such prices are available. The fair value of investment securities is estimated using information from a specialized pricing service that use pricing models and/or quoted prices of securities with similar characteristics. If quoted market prices or market-based prices are not available, fair values are determined based on valuation models that use either:
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
SFAS 157 clarified that the valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and must also take into account the company’s own credit standing. The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments for credit were deemed necessary to the recorded fair values of derivative assets and liabilities in the Statements of Condition at December 31, 2008 and 2007.
The Bank categorizes our financial instruments carried at fair value into a three-level classification in accordance with SFAS 157. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank’s market assumptions. The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Bank does not currently have any assets and liabilities carried at level 3 fair value on the Statements of Condition at December 31, 2008 and 2007.
For further discussion regarding how the Bank measures financial assets and liabilities at fair value, see “Note 19 — Estimated Fair Values,” to the financial statements.

Allowance for Credit Losses
Advances
We are required by Finance Agency regulation to obtain sufficient collateral on advances to protect against losses and to accept only certain collateral on advances such as whole first mortgages on improved residential property or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. Government or any of the GSE’s, including without limitation MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash deposited in the Bank; and other real estate-related collateral acceptable to the Bank provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In addition, CFIs are allowed to pledge secured small business loans, small farm loans, and agribusiness loans as collateral. At December 31, 2008 and 2007, we had rights to collateral (either loans or securities) on a member-by-member basis, with a discounted value in excess of outstanding advances. Management believes that policies and procedures are in place to manage the advance credit risk effectively. We have not experienced a credit loss on advances since the inception of the Bank and do not anticipate any credit losses on advances. Therefore, we do not maintain an allowance for credit losses on advances. For additional discussion regarding the Bank’s advance collateral, see “Advances” within the “Risk Management” section beginning at page 108.
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
We recorded a provision for credit losses of $295,000 during 2008 and $69,000 during 2007. Changes in the Bank’s allowance were based upon an evaluation that reviewed the performance and characteristics of the mortgage loans in the Bank’s MPF portfolio. For additional discussion see “Mortgage Assets” beginning at page 110.
Derivative and Hedge Accounting
Derivative instruments are required to be carried at fair value on the Statements of Condition. Any change in the fair value of a derivative is required to be recorded each period in current period earnings depending on whether the derivative is designated as part of a hedge transaction and meets certain requirements under SFAS 133.

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
In accordance with SFAS 133, we recognize changes in the fair value of a derivative that is designated and qualifies as a fair value hedge and changes in the fair value of the hedged asset, liability, or unrecognized firm commitment that are attributable to the hedged risk in other income as “Net (loss) gain on derivatives and hedging activities.” As a result, any hedge ineffectiveness (the amount by which the change in the fair value of the derivative differs from the change in fair value of the hedged item) is recorded in other income.
Changes in the fair value of a derivative not qualifying for hedge accounting (an economic hedge) are recorded in current period earnings with no fair value adjustment to an asset or liability. The fair value adjustments are recorded in other income as “Net (loss) gain on derivatives and hedging activities.”
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
Other-Than-Temporary Impairment
The Bank performs an evaluation of other-than-temporary impairment on a quarterly basis for its investment portfolio. Due to the subjective and complex nature of management’s other-than-temporary impairment assessment, the Bank has determined its quarterly evaluation of other-than-temporary impairment is a critical accounting policy. In this quarterly assessment, the Bank determines whether a decline in an individual investment security’s fair value below its amortized cost basis is other-than-temporary. The Bank recognizes an other-than-temporary impairment when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the security and fair value of the investment security is less than its amortized cost. The Bank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook; the creditworthiness of the issuers of the agency debt securities; the GSE guarantee of the holdings of agency MBS; the underlying type of collateral; duration and level of the unrealized loss; any credit enhancements or insurance; and delinquency rates and security performance. As part of the process, the Bank considers its ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses. The Bank generally views changes in the fair value of the securities caused by movements in interest rates to be temporary.

Legislative and Regulatory Developments
U.S. Treasury Department’s Financial Stability Plan
On February 10, 2009 the U.S. Treasury announced a Financial Stability Plan to address the global capital markets crisis and U.S. economic recession that continues into 2009. The plan consists of comprehensive stress tests of certain financial institutions, the provision of capital injections to certain financial institutions, controls on the use of capital injections, a purchase program for certain illiquid assets, limits on executive compensation, anti-foreclosure and housing support requirements, and small business and community lending initiatives. The plan is largely devoid of details, and in the absence of such details, the Bank is unable to predict what impact the plan is likely to have on the Bank.
Federal Housing Finance Agency Proposal to Expand FHLBank Capital Requirements
Effective January 30, 2009, the Finance Agency promulgated an interim final rule on capital classifications and critical capital levels for the FHLBanks (the Interim Capital Rule). The Interim Capital Rule has a comment deadline of April 30, 2009 following which the Finance Agency is expected to promulgate a final rule on capital classifications and critical capital levels for the FHLBanks (the Final Capital Rule). The Interim Capital Rule, among other things, established criteria for four capital classifications. Those classifications are: adequately capitalized (highest rating); undercapitalized; significantly undercapitalized; and critically undercapitalized. The Interim Capital Rule also establishes corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Interim Capital Rule requires the Finance Agency Director to determine on no less than a quarterly basis the capital classification of each FHLBank. Each FHLBank is required to notify the Finance Agency Director within ten calendar days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level necessary to maintain its assigned capital classification.
As of February 28, 2009 the Bank believes it meets the “adequately capitalized” classification, which is the highest rating, under the Interim Capital Rule. However, the Finance Agency has discretion to re-classify an FHLBank and to modify or add to the corrective action requirements for a particular capital classification, therefore management cannot predict the impact, if any, the Interim Capital Rule or the Final Capital Rule will have on the Bank.
Proposed Federal Legislation Permitting Bankruptcy Cramdowns on First Mortgages of Owner-Occupied Homes
Federal legislation has been proposed that would allow bankruptcy cramdowns on first mortgages of owner-occupied homes as a response to the U.S. economic recession and attendant U.S. housing recession. The proposed legislation would allow a bankruptcy judge to reduce the principal amount of such mortgages to the current market value of the property, such reduction currently being prohibited by the Bankruptcy Reform Act of 1994. If passed, this legislation may impact the value of the Bank’s mortgage asset portfolio, as well as the value of its pledged collateral from members.

Federal Banking Agencies Proposal to Lower Capital Risk Weights for Fannie Mae and Freddie Mac
On October 7, 2008, the Federal Banking Agencies proposed a rule that would lower the capital risk weighting that banks assign to their holdings of Fannie Mae and Freddie Mac debt from 20 to 10 percent. The new risk weighting would apply to senior debt, subordinated debt, and MBS issued or guaranteed by Fannie Mae and Freddie Mac. The FDIC closed the comment window for this proposal on November 26, 2008. As of February 28, 2009 a final ruling has not been issued by the FDIC.
The FHLBanks are taking the position that the final rule should be extended to include the FHLBanks for the following reasons:
•	Not giving the FHLBanks’ debt the same capital treatment given to Fannie Mae and Freddie Mac will have the unintended consequence of harming the pricing of FHLBank debt. Spreads between FHLBank senior debt and comparable bonds issued by Fannie Mae and Freddie Mac have widened since these entities were placed into conservatorship, and this proposal could further widen these spreads.

•	If investors believe that FHLBank obligations are less creditworthy than obligations of Fannie Mae and Freddie Mac, then investors will demand higher yields to purchase FHLBank bonds, resulting in higher advance rates. The proposal will have the unintended effect of increasing the cost of FHLBank advances and raising the cost of funding for thousands of community banks.
FDIC Creates Temporary Liquidity Guarantee Program for Bank Debt
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
The program to guarantee debt will apply to all newly issued senior unsecured debt issued on or before October 31, 2009, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. The amount of debt covered by the guarantee may not exceed 125 percent of debt that was outstanding as of September 30, 2008 that was scheduled to mature before October 31, 2009. For eligible debt issued on or before October 31, 2009, coverage would only be provided through June 30, 2012, even if the liability has not matured. For all newly issued senior unsecured debt, an annualized fee equal to 75 basis points would be multiplied by the amount of debt issued.

On February 27, 2009 the FDIC issued an interim rule to modify the TLGP to include certain issuances of mandatory convertible debt. The intent of the mandatory convertible debt amendment to the TLGP is to give eligible entities additional flexibility to obtain funding from investors with longer-term investment horizons. Further, mandatory convertible debt issuances could reduce the concentration of FDIC-guaranteed debt maturing in mid 2012, which might otherwise have to be rolled into new debt. The comment period for this interim rule closes March 19, 2009.
FDIC Increases Deposit Insurance Premiums and Changes Risk-Based Premiums
On December 16, 2008 the FDIC approved an increase in deposit insurance premiums effective the first quarter of 2009. On February 27, 2009 the FDIC approved a final regulation that would increase the deposit insurance premium assessment for those FDIC-insured institutions that have outstanding FHLBank advances and other secured liabilities to the extent that the institution’s ratio of secured liabilities to domestic deposits exceeds 25 percent. The Bank is currently evaluating the effect this final ruling will have on its members.
Emergency Economic Stabilization Act
On October 3, 2008, the U.S. President signed into law the EESA. The EESA establishes a $700 billion program that gives the Secretary of the Treasury (the Secretary) broad powers to apply these funds as deemed appropriate. The Secretary is to purchase troubled assets and stabilize credit markets. The authority terminates on December 31, 2009 although the Secretary may extend the program for an additional ten months by submitting a written certification to Congress.
Federal Reserve Board of Governors Announces Securities Purchase Plan
As an additional measure to further support the functioning of financial markets, on September 19, 2008, the Federal Reserve Board of Governors announced that the Federal Reserve Banks will begin purchasing short-term debt obligations issued by Fannie Mae, Freddie Mac, and the FHLBanks in the secondary market. Similar to secondary market purchases of Treasury securities, purchases of Fannie Mae, Freddie Mac, and FHLBank debt will be conducted with the Federal Reserve Banks’ primary dealers through a series of competitive auctions.

Changes to GSE Regulation
On July 30, 2008, the Housing Act was enacted. The Housing Act is designed to, among other things, address the current housing finance crisis, expand the FHA’s financing authority, other than those addressed elsewhere in this document, and address GSE reform issues. Among significant provisions that directly affect the Bank, the Housing Act:
•	Creates a newly established federal agency regulator, the Finance Agency, to become the new federal regulator of the FHLBanks, Fannie Mae, and Freddie Mac effective on the date of enactment of the Housing Act. The Finance Board, the FHLBanks’ former regulator, will be abolished one year after the date of enactment. Finance Board regulations, policies, and directives immediately transfer to the new Finance Agency and during the one year transition period, the Finance Board will be responsible for winding up its affairs. The Bank will be responsible for its share of the operating expenses for both the Finance Agency and the Finance Board;
•	Authorizes the U.S. Treasury to purchase obligations issued by the FHLBanks in any amount deemed appropriate by the U.S. Treasury under certain conditions. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4.0 billion;
•	Provides that the FHLBanks are subject to prompt corrective action enforcement provisions similar to those currently applicable to national banks and federal savings associations;
•	Provides the Finance Agency Director with broad conservatorship and receivership authority over the FHLBanks;
•	Provides the Finance Agency Director with certain authority over executive compensation;
•	Requires the Finance Agency Director to issue regulations to facilitate information sharing among the FHLBanks to, among other things, assess their joint and several liability obligations;
•	Allows FHLBanks to voluntarily merge with the approval of the Finance Agency Director and the FHLBanks’ respective boards and requires the Finance Agency Director to issue regulations regarding procedures for voluntary merger approvals, including procedures for FHLBank member approval;
•	Allows the Finance Agency Director to liquidate or reorganize an FHLBank upon notice and hearing;
•	Allows FHLBank districts to be reduced to less than eight districts as a result of a voluntary merger or as a result of the Finance Agency Director’s action to liquidate an FHLBank;
The Bank continues to assess the impact these provisions will have on us and our members. Many of the regulations to implement these provisions have not yet been promulgated so it is still unclear to assess the full impact.

Establishment of an Independent Director Election Process
The Housing Act provides that an FHLBank’s board of directors shall be comprised of a majority of “member directors,” who are directors or officers of members, and a minority of non-member “independent” directors, who shall comprise not less than two-fifths of the members of the board of directors. Prior to July 30, 2008, the Finance Board was responsible for selecting appointive directors to serve on the Bank’s Board of Directors. As a result of the passage of the Housing Act and subsequent Finance Agency rulemaking, all members within the Bank’s five-state district will now elect the Bank’s independent directors — formerly known as “appointive directors” — after first being nominated by the Bank’s Board of Directors in consultation with the Affordable Housing Advisory Council.
For 2009, the Finance Agency has designated seven independent directorships for the Bank, which has resulted in one less independent director seat compared with 2008 and a 17-member board. Members at-large elected two independent directors whose terms will begin on January 1, 2009 and end on December 31, 2012. For additional information on the Bank’s director election process, refer to “Item 4 — Submission of Matters to a Vote of Security Holders” at page 37.
Finance Agency’s Temporary Increase on Purchase of MBS
On March 24, 2008, the Finance Agency (known as the Finance Board at the time of passage) passed a resolution authorizing the FHLBanks to increase their purchases of agency MBS. Pursuant to the resolution, the limit on the FHLBank’s MBS investment authority would increase from 300 percent of regulatory capital to 600 percent of regulatory capital for two years. The resolution required an FHLBank to notify the Finance Agency prior to its first acquisition under the expanded authority and include in its notification a description of the risk management principles underlying its purchase. The expanded authority is limited to Fannie Mae and Freddie Mac securities. The securities purchased under the increased authority must be backed by mortgages that were originated after January 1, 2008 and comply with Federal bank regulatory guidance on non-traditional and subprime mortgage lending. The Bank provided notification to the Finance Agency, and did not receive an objection, for its intention to exercise the expanded investment authority and increase its investments in additional agency MBS to 600 percent of regulatory capital. The Board approved a strategy for the Bank to increase its investments in additional agency MBS in accordance with the Finance Agency resolution up to 450 percent of regulatory capital.

Off-balance Sheet Arrangements
Our primary source of funds is the sale of consolidated obligations. Although we are primarily liable for the portion of consolidated obligations issued on our behalf, we also are jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of any FHLBank is not paid in full when due, the FHLBanks may not pay dividends or redeem or repurchase shares of stock from any member of that FHLBank. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation whether or not the consolidated obligation represents a primary liability of such FHLBank. Because of the high credit quality of each FHLBank, management has concluded that the probability that an FHLBank would be unable to repay its participation is remote. Furthermore, the Finance Agency regulations require that all FHLBanks maintain at least a “AA” rating. Therefore, no liability is recorded for the joint and several obligation related to the other FHLBanks’ share of consolidated obligations.
The par amount of the outstanding consolidated obligations of all 12 FHLBanks was approximately $1,251.5 billion and $1,189.6 billion at December 31, 2008 and 2007. The par value of consolidated obligations for which we are the primary obligor was approximately $62.4 billion and $56.0 billion at December 31, 2008 and 2007.
During the third quarter of 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the GSECF, as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. The Bank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. The Lending Agreement terminates on December 31, 2009 but will remain in effect as to any loan outstanding on that date. The Bank may terminate its consent to be bound by the Lending Agreement prior to that time so long as no loan is then outstanding to the U.S. Treasury. As of December 31, 2008 the Bank had provided the U.S. Treasury with a listing of advance collateral amounting to $6.9 billion, which provides for maximum borrowings of $6.0 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of February 28, 2009 the Bank has not drawn on this available source of liquidity. For a more detailed description of the Lending Agreement, please refer to the Form 8-K filed by the Bank with the SEC on September 9, 2008.

In the ordinary course of business, we issue letters of credit on behalf of our members and housing associates to facilitate business transactions with third parties. Letters of credit may be used to facilitate residential housing finance or other housing activities, facilitate community lending, assist with asset-liability management, and provide liquidity or other funding. Members and housing associates must fully collateralize letters of credit with eligible collateral. At December 31, 2008 and 2007 we had $3.4 billion and $1.8 billion in letters of credit outstanding. If the Bank is required to make payment for a beneficiary’s draw, rather than obtaining repayment of these amounts from the member, these amounts may be converted into a collateralized advance to the member.
At December 31, 2008, the Bank had executed nine standby bond purchase agreements with state housing associates within its district whereby the Bank would be required to purchase bonds under circumstances defined in each agreement. The Bank would hold investments in the bonds until the designated remarketing agent could find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the standby bond purchase agreement. The nine outstanding standby bond purchase agreements total $259.7 million and expire seven years after execution, with a final expiration in 2015. The Bank received fees for the guarantees that amounted to $0.2 million for the year ended December 31, 2008. As of December 31, 2008 the Bank was required to purchase $79.6 million of HFA bonds under three of these standby bond purchase agreements. $79 million of these HFA bonds were remarketed and sold during 2008. The remaining $0.6 million of HFA bonds are classified as available-for-sale investments on the Statements of Condition. These bonds were remarketed subsequent to December 31, 2008. See “Note 6 — Available-for-Sale Securities” at page S-30 for further information.

In September 2008, the Bank entered into a Bond Purchase Contract with the Missouri Housing Development Commission (the Commission). The contract obligates the Bank to purchase up to $75 million of taxable single family mortgage revenue bonds within six months of the contract date. The bonds will be purchased in up to ten subseries and will be purchased at par without any accrued interest. When the Commission wishes to sell the bonds, it will provide the Bank notification on the day they wish to sell. Bonds will be settled fourteen days after that date and will mature on November 1, 2039. At December 31, 2008 the Bank had purchased $20.0 million in mortgage revenue bonds from the Commission and had received no notification from the Commission to purchase additional mortgage revenue bonds in 2009. These bonds are classified as held-to-maturity securities.
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
At December 31, 2008, we had approximately $289.6 million in outstanding commitments to purchase mortgage loans compared with $23.4 million at December 31, 2007. We did not have any outstanding commitments for additional advances at December 31, 2008 or 2007. The Bank entered into $1.0 billion and $49.8 million par value traded but not settled bonds at December 31, 2008 and 2007. The Bank entered into derivatives with a notional value of $1.0 billion and $0.5 billion that had traded but not settled at December 31, 2008 and 2007. The Bank had $267.9 million of cash pledged as collateral to broker-dealers at December 31, 2008 and had no cash pledged as collateral at December 31, 2007. The Bank generally executes derivatives with large highly rated banks and broker-dealers and enters into bilateral collateral agreements.

Contractual Obligations
The following table shows payments due by period under specified contractual obligations at December 31, 2008 and 2007 (dollars in millions):

	2008
	Payments Due by Period
			Over one	Over three
		One year	through	through	Over
Contractual Obligations	Total	or less	three years	five years	five years

Long-term debt[1,2]	$42,269	$15,963	$10,829	$6,029	$9,448
Operating lease obligations	17	1	2	2	12
Purchase obligations[3]	4,955	2,826	1,832	30	267
Mandatorily redeemable capital stock[4]	11	3	6	1	1

Total	$47,252	$18,793	$12,669	$6,062	$9,728

	2007
	Payments Due by Period
			Over one	Over three
		One year	through	through	Over
Contractual Obligations	Total	or less	three years	five years	five years

Long-term debt[1,2]	$34,422	$6,438	$9,957	$6,304	$11,723
Operating lease obligations	18	1	2	2	13
Purchase obligations[3]	1,834	1,777	20	37	—
Mandatorily redeemable capital stock[4]	46	14	25	6	1
Securities sold under agreements to repurchase	200	200	—	—	—

Total	$36,520	$8,430	$10,004	$6,349	$11,737

[1]	Long-term debt includes bonds. Long-term debt does not include discount notes and is based on contractual maturities. Actual distributions could be impacted by factors affecting early redemptions.

[2]	Index amortizing notes are included in the table based on contractual maturities. The amortizing feature of these notes based on underlying indices could cause redemption at different times than contractual maturities.

[3]	Purchase obligations include standby letters of credit, commitments to fund mortgage loans, standby bond purchase agreements, commitments to purchase housing bonds, and advances and bonds traded but not settled (see additional discussion of these items in Note 20 of the financial statements and notes for the years ended December 31, 2008 and 2007).

[4]	Mandatorily redeemable capital stock payment periods are based on how we anticipate redeeming the capital stock based on our practices.

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
The ERMP provides the Bank with the ability to conduct a robust risk management practice allowing for flexibility to make rational decisions in stressed interest rate environments.
The Bank’s Board of Directors determined that the Bank should operate under a risk management philosophy of maintaining an AAA rating. An AAA rating provides the Bank with ready access to funds in the capital markets. In line with this objective, the ERMP establishes risk measures, with limits consistent with the maintenance of an AAA rating, to monitor the Bank’s market risk, liquidity risk, and capital adequacy. The following is a list of the risk measures in place at December 31, 2008:

Market Risk:	Mortgage Portfolio Market Value Sensitivity Market Value of Capital Stock Sensitivity GAAP Earnings Per Share Sensitivity

Liquidity Risk:	Contingent Liquidity

Capital Adequacy:	Economic Capital Ratio Economic Value of Capital Stock
In addition to policy limits, the ERMP specifies certain thresholds as management action triggers (MATs). The MATs require the Bank to closely monitor and measure the risks inherent in the Bank’s Statements of Condition but provide more flexibility to react prudently when those trigger levels occur. While the Bank continues to monitor the risk measures noted above through the use of the MATs, management has identified Market Value of Capital Stock (MVCS) and EVCS as the Bank’s key risk measures with associated policy thresholds.
Market Risk/Capital Adequacy
We define market risk as the risk that net interest income or MVCS will change as a result of changes in market conditions such as interest rates, spreads, and volatilities. Interest rate risk was the predominant type of market risk exposure throughout 2008 and 2007. Our ERMP is designed to provide an asset and liability management framework to respond to changes in market conditions while minimizing balance sheet stress and income volatility. Bank management and the Board of Directors routinely review both the policy thresholds and the actual exposures to verify the interest rate risk in our balance sheet remains at prudent and reasonable levels.

The goal of the Bank’s interest rate risk management strategy is to manage interest rate risk by setting and operating within an appropriate framework and limits. The Bank’s general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities and hedges, which, taken together, limit the Bank’s expected exposure to market/interest rate risk. Management regularly monitors the Bank’s sensitivity to interest rate changes by monitoring its market risk measures in parallel and non-parallel interest rate shifts. Interest rate exposure is managed by the use of appropriate funding instruments and by employing hedging strategies. Hedging may occur for a single transaction or group of transactions as well as for the overall portfolio. The Bank’s hedge positions are evaluated regularly and adjusted as deemed necessary by management. The Bank’s key market risk and capital adequacy measures are quantified in the following discussion.
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
•	understanding the contractual and behavioral features of each instrument.

•	using appropriate market data, such as yield curves and implied volatilities.
•	using appropriate option valuation models and prepayment functions to describe the evolution of interest rates over time and the expected cash flows of financial instruments in response.
The method for calculating fair value is dependent on the instrument type. We typically rely on these approaches:
•	Option-free instruments, such as plain vanilla interest rate swaps, bonds, and advances require an assessment of the future course of interest rates. Once the course of interest rates has been specified and the expected cash flows determined, the appropriate forward rates are used to discount the future cash flows to a fair value.
•	Option-embedded instruments, such as cancelable interest rate swaps, swaptions, caps, and floors, callable bonds, and mortgage-related instruments, are typically evaluated using interest rate tree (lattice) or Monte Carlo simulations that generate a large number of possible interest rate scenarios.
Actual changes may differ somewhat from the amounts calculated in our models due to changing market conditions, prepayment behaviors, and changing balance sheet composition that are not captured by the model.

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
Economic Value of Capital Stock
EVCS is defined by the Bank as the net present value of expected future cash flows of the Bank’s assets, liabilities, and derivatives, discounted at the Bank’s cost of funds, divided by the total shares of capital stock outstanding. This method eliminates the day-to-day price changes (e.g. mortgage option-adjusted spread (OAS)) which cannot be attributed to any of the standard market factors, such as movements in interest rates or volatilities. EVCS thus approximates the long-term value of one share of Bank stock.
Bank policy sets the MAT for EVCS at $100 per share. Under the policy, if EVCS drops below $100 per share, the ERMP requires that the Bank increase its required retained earnings minimum target to account for the shortfall. In addition, until February 2009, if EVCS was below $100 per share or actual retained earnings fell below the retained earnings minimum, the Bank was required to establish a dividend cap at not more than 80 percent of current earnings, or an action plan, as deemed necessary by the Board of Directors, to return to its targeted level of retained earnings within twelve months.
In February 2009, the Bank modified the policy so that if actual retained earnings fall below the minimum target, the Bank, as determined by the Board of Directors, will either cap dividends at less than the current earned dividend, or establish an action plan (which can include a dividend cap) to address the retained earnings shortfall within a practicable period of time, given the uncertainty about the economic conditions that the Bank faces.
The following table shows EVCS in dollars per share based on outstanding shares including shares classified as mandatorily redeemable, at each quarter-end during 2008 and 2007.

Economic Value of Capital Stock (Dollars Per Share)

2008
December	$80.0
September	$96.1
June	$105.1
March	$105.3
2007
December	$104.2
September	$107.4
June	$111.3
March	$112.2

During the last four months of 2008, the Bank’s EVCS fell below the MAT of $100 per share. The decrease in EVCS was attributable to increased funding costs relative to LIBOR, a significant decline in advances which resulted in the redemption of capital stock at par, and increased interest rate volatility. Increased funding costs relative to LIBOR have a negative impact on the Bank’s EVCS because cash flows of the Bank’s assets are predominantly tied to LIBOR, and are discounted using the Bank’s funding cost curve. Higher interest rate volatility has a negative impact on all of our value measurements (including EVCS) through its impact on the value of mortgage-related assets. Higher volatility increases the probability that mortgage rates will either decrease or increase, both of which decrease the value of existing mortgages. If rates go down, homeowners either increase prepayments or refinance existing mortgages. If rates go up, prepayments slow down, thereby leaving mortgage holders with lower yielding assets compared to market.
As a result of the below par EVCS, the Bank declared a fourth quarter dividend of 1.00 percent. This dividend brings total dividends paid for 2008 to $88.6 million, or 70 percent of 2008 net income. See the “Dividends” section at page 80 for the Bank’s response.
At January 31, 2009 EVCS per share increased to $88.2 primarily due to an increase in interest rates and a decrease in volatilities.
Market Value of Capital Stock
MVCS is defined by the Bank as the present value of assets minus the present value of liabilities adjusted for the net present value of derivatives divided by the total shares of capital stock outstanding. It represents the “liquidation value” of one share of Bank stock if all assets and liabilities were liquidated at current market prices. MVCS does not represent the long-term value of the Bank, as it takes into account the short-term market price fluctuations which are unrelated to movements in interest rates or volatilities.
The MVCS calculation uses market prices, as well as implied forward rates, and assumes a static balance sheet. The timing and variability of balance sheet cash flows are calculated by an internal model. To ensure the accuracy of the market value calculation, we reconcile the computed market prices of complex instruments, such as financial derivatives and mortgage assets, to market observed prices or dealers’ quotes.
Interest rate risk stress test of MVCS involves instantaneous parallel shifts in interest rates. The resulting percentage change in MVCS from the base case value is an indication of longer-term repricing risk and option risk embedded in the balance sheet.
To protect the MVCS from large interest rate swings, we use hedging transactions, such as entering into or canceling interest rate swaps on existing debt, altering the funding structure supporting MBS purchases, and purchasing interest rate swaptions and caps.

The policy limits for MVCS are five percent and ten percent declines from base case in the up and down 100 and 200 basis point parallel interest rate shift scenarios, respectively. Any breach of policy limits requires an immediate action to bring the exposure back within policy limits, as well as a report to the Board of Directors.
The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares including shares classified as mandatorily redeemable, assuming instantaneous shifts in interest rates at each quarter-end during 2008 and 2007:

	Market Value of Capital Stock (Dollars per Share)
	Down 200	Down 100	Base Case	Up 100	Up 200
2008
December	$20.6	$41.0	$58.4	$66.2	$64.3
September	$84.3	$89.3	$91.8	$89.6	$87.0
June	$81.7	$93.5	$97.0	$94.0	$89.1
March	$77.8	$85.7	$90.0	$87.6	$84.1
2007
December	$88.1	$90.8	$94.4	$94.4	$95.2
September	$92.5	$93.4	$94.3	$92.8	$89.7
June	$96.0	$98.1	$98.4	$97.5	$95.3
March	$93.0	$100.7	$102.5	$99.5	$94.8

	Percent Change from Base Case
	Down 200	Down 100	Base Case	Up 100	Up 200
2008
December	(64.8)%	(29.7)%	0.0%	13.5%	10.1%
September	(8.2)%	(2.7)%	0.0%	(2.5)%	(5.3)%
June	(15.7)%	(3.6)%	0.0%	(3.1)%	(8.1)%
March	(13.5)%	(4.7)%	0.0%	(2.7)%	(6.6)%
2007
December	(6.7)%	(3.8)%	0.0%	0.0%	0.8%
September	(1.9)%	(1.0)%	0.0%	(1.6)%	(4.9)%
June	(2.4)%	(0.3)%	0.0%	(0.9)%	(3.1)%
March	(9.3)%	(1.8)%	0.0%	(2.9)%	(7.5)%
The decrease in base case MVCS at December 31, 2008 compared with September 30, 2008 was primarily attributable to an increase in the OAS on our mortgage assets, combined with a significant decline in advances which resulted in the redemption of capital stock at par, a large decline in interest rates, and an increase in volatility during the last quarter of 2008. This decrease was partially offset by increased long-term funding costs relative to LIBOR (which while increasing the cost of new debt issuance for the Bank, has the effect of positively impacting the value of the Bank’s existing debt). In addition, during the last two months of 2008, in response to guidance from the Finance Agency, the Bank enhanced its liquidity position to ensure availability of funds for members, which resulted in a decline in market value as interest rates declined.

The slight decrease in base case MVCS at September 30, 2008 compared with December 31, 2007 was primarily attributable to an increase in the OAS on our mortgage assets, partially offset by a significant increase in advances which resulted in the addition of capital stock at par, and increased long-term funding costs relative to LIBOR.
Throughout the first two quarters and the last quarter of 2008, the Bank’s MVCS fell below the 10 percent threshold in the down 200 basis point rate shift scenario. However, in February 2008 management received a temporary suspension of all policy limits pertaining to the down 200 basis point rate shift scenario from the Board of Directors as Treasury rates approached two percent. This suspension applies in low rate environments where an instantaneous shock of 200 basis points would result in an interest rate less than or equal to zero, and thus hedging against this event is not reasonable or economical.
At November 30, 2008 and December 31, 2008 the Bank’s MVCS fell below the 5 percent threshold in the down 100 basis point rate shift scenario due to a decline in interest rates, an increase in volatility, and the negative spread on the Bank’s increased liquidity. After conducting a thorough analysis of the Bank’s projected exposure to decreasing interest rates, which is highly dependent on the accuracy of its mortgage prepayment model’s projections of future homeowner prepayment rates, management concluded that the Bank’s prepayment model, which is calibrated to historical observations, is likely projecting faster mortgage prepayments than currently warranted. Reasons for this conclusion include:
•	Current historically wide level of spread between the primary (the rate a homeowner receives on their mortgage) vs. secondary (rates at which mortgage securities are traded in the market place) mortgage rates. Our model uses a long-term moving average of the spread to project prepayments.
•	Increased credit underwriting standards reducing the number of creditworthy homeowners.
•	Declining home values.
•	Decline in the number of mortgage originators available to process applications.
Estimates produced by management, adjusting the Bank’s prepayment model to use current primary to secondary spreads, showed that the Bank’s exposure to falling rates would have declined significantly, while its exposure to rising rates would have increased.
In addition to the above analysis, management evaluated its alternatives in the stressed, highly volatile market environment which included historically high costs of interest rate derivatives. As a result, management decided not to employ the usual hedges which protect MVCS in down rate shift scenarios. The Bank’s Board of Directors reviewed management’s analysis and concurred with this decision. Management continues to assess market conditions and opportunities to determine appropriate action in the future.
At January 31, 2009 base case MVCS increased to $76.2 primarily due to an increase in interest rates, a decrease in volatility, a decrease in mortgage OAS, and an increase in funding costs relative to LIBOR.

Mortgage Finance Market Risk
The Mortgage Finance business segment generally exposes the Bank to potentially greater financial risk compared to the Member Finance business segment due to greater interest rate risk associated with fixed rate mortgage investments. The exposure to interest rate risk exists on our mortgage assets due to the embedded prepayment option available to homeowners creating a potential cash flow mismatch between our mortgage investments and the liabilities funding them. Generally, as interest rates decrease, homeowners are more likely to refinance fixed rate mortgages, resulting in increased prepayments that are received earlier than if interest rates remain stable. Replacing higher rate loans that prepay with lower rate loans has the potential of reducing our net interest income. Conversely, an increase in interest rates may result in slower than expected prepayments and an extension in the weighted-average life of the mortgage assets. In this case, we have the risk that our liabilities may mature faster than our mortgage assets requiring the Bank to issue additional funding at a higher cost, which would also reduce net interest income. By executing risk management strategies for the Mortgage Finance business segment, our goal is to minimize exposure to market risk from changes in market conditions.
During 2008, the Bank’s exposure to interest rate risk differed from expectations as a result of the ongoing credit and liquidity crisis that began in late 2007. Throughout the first nine months of 2008, as interest rates decreased, the Bank experienced a normal increase in prepayments. During the last three months of 2008, as credit markets tightened, it became more difficult for homeowners to refinance, therefore the Bank experienced a slow down in prepayments. This slowdown caused an extension in the weighted average-life of the Bank’s mortgage portfolio. This extension, coupled with uncertainty surrounding the expected prepayments of the mortgage portfolio, increased the Bank’s hedging and funding needs.
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
Mortgage Finance Typical Funding Structures
We attempt to match the duration of our mortgage assets with the duration of our liabilities within a reasonable range. Mortgage assets include mortgage loans, MBS, HFA, and SBA investments. We issue a mix of debt securities across a broad spectrum of final maturities to achieve the desired liability durations. Because the cash flows of mortgage assets fluctuate as interest rates change, we frequently issue callable and noncallable debt to alter the cash flows of our liabilities to match partially the expected change in cash flows of our mortgage assets. The duration of callable debt, like that of a mortgage, shortens when interest rates decrease and lengthens when interest rates increase. If interest rates decrease, we are likely to call debt that carries an interest rate higher than does the current market.
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
The following tables describe our approved derivative hedging strategies at December 31, 2008:

	Hedging	Derivative Hedging	Purpose of Hedge
Hedged Item	Classification	Instrument	Transaction
Advances
Fixed rate advances	Fair value	Payment of fixed, receipt of variable interest rate swap	To protect against changes in interest rates by converting the asset’s fixed rate to the same variable rate index as the funding source.
Putable fixed rate advances	Fair value	Payment of fixed, receipt of variable interest rate swap with put option	To protect against changes in interest rates including option risk by converting the asset’s fixed rate to the same variable rate index as the funding source.
Callable fixed rate advances	Fair Value	Payment of fixed, receipt of variable interest rate swap with call option	To protect against changes in interest rates including option risk by converting the asset’s fixed rate to the same variable rate index as the funding source.
Variable rate advances	Economic	Payment of variable (e.g. six-month LIBOR), receipt of variable (e.g. three-month LIBOR) interest rate swap	To protect against repricing risk by converting the asset’s variable rate to the same index variable rate as the funding source.
Mortgage Assets
Mortgage loans and MBS	Economic	Interest rate caps	To manage the extension risk of our fixed rate mortgage-related investments and the interest rate caps embedded in our adjustable rate MBS portfolio.
Variable rate MBS[1]	Economic	Payment of variable, receipt of variable interest rate swap	To protect against repricing risk by converting the asset’s variable rate to the same index as the funding source.

	Hedging	Derivative Hedging	Purpose of Hedge
Hedged Item	Classification	Instrument	Transaction
Mortgage delivery commitments	Economic	Forward settlement agreements	To protect against changes in market value resulting from changes in interest rates.
Investments
Fixed rate investments[1]	Fair value	Payment of fixed, receipt of variable interest rate swap	To protect against changes in interest rates by converting the asset’s fixed rate to the same variable rate index as the funding source.
Consolidated Obligations
Fixed rate consolidated obligations	Fair value or Economic[3]	Payment of variable, receipt of fixed interest rate swap	To protect against changes in interest rates by converting the debt’s fixed rate to the same variable rate index as the asset being funded.
Callable fixed rate consolidated obligations[2]	Fair value or Economic[4]	Payment of variable, receipt of fixed interest rate swap with call option	To protect against changes in interest rates including option risk by converting the debt’s fixed rate to the same variable rate index as the asset being funded.
Callable variable rate consolidated obligations[1,2]	Fair value or Economic[4]	Payment of variable, receipt of variable interest rate swap with call option	To protect against changes in interest rates including option risk by converting the debt’s variable rate to the same variable rate index as the asset being funded.
Variable rate consolidated obligations[1]	Economic	Payment of variable (e.g. one-month LIBOR or another index), receipt of variable (e.g. three-month LIBOR) interest rate swap	To protect against repricing risk by converting the variable rate funding source to the same variable rate index as the asset being funded.
Balance Sheet
Interest rate swaps, swaptions and caps	Economic	N/A	To protect against changes in income and market value of capital stock due to changes in interest rates.

[1]	This derivative hedging strategy was not executed as of December 31, 2008.

[2]	When the hedged item has payment features related to interest payments such as step up bonds, range bonds, or caps on variable rate bonds, the receive leg of the interest rate swap has the same features as the hedged item.

[3]	When the hedged item has a term that is different than the swap.

[4]	When the hedged item is a hybrid instrument with an embedded derivative that must be bifurcated, the derivative on the hybrid instrument is classified as an economic hedge.

Advances
The Bank makes advances to its members and eligible housing associates on the security of mortgages and other eligible collateral. The Bank issues fixed and variable rate advances, callable advances, and putable advances.
With the issuance of a fixed rate putable advance, we have effectively purchased from the borrower a put option that enables us to terminate the advance after the lockout period and before final maturity. If we exercise our option, the borrower then has the choice of repaying the advance or replacing the advance with any available advance product, subject to the Bank’s normal credit and collateral requirements, at the then current market rate. We may hedge a putable advance by entering into a cancelable derivative agreement where we pay interest at a fixed rate and receive interest at a variable rate. The interest rate swap counterparty has the option to cancel the derivative agreement on any put date, which would normally occur in a rising rate environment. If the counterparty exercises its option to terminate the interest rate swap, we then exercise our option to terminate the related advance. We may also use derivative agreements to transform the characteristics of advances to more closely match the characteristics of the supporting funding.
The optionality embedded in certain financial instruments can create additional interest rate risk. When a borrower prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower yielding assets that continue to be funded by higher cost debt. To protect against this risk, we may charge a prepayment fee that makes us financially indifferent to a borrower’s decision to prepay an advance. When we offer advances (other than overnight advances) that a borrower may prepay without a prepayment fee, we usually finance such advances with callable debt or otherwise hedge the embedded option.
Mortgage Assets
We manage the interest rate and prepayment risk associated with mortgage loans, securities, and certificates using a combination of debt issuance and derivatives. We may use derivative agreements to transform the characteristics of MBS to match the characteristics of the supporting funding more closely.
The prepayment options embedded in mortgage assets can result in extensions or contractions in the expected maturities of these investments, depending on levels of interest rates. The Finance Agency limits this source of interest rate risk by restricting the types of MBS we may own to those with limited average life changes under certain interest rate shock scenarios.
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
We may also enter into interest rate swaps with an upfront payment in a comparable amount to the discount on the hedged consolidated obligation. This cash payment equates to the initial fair value of the interest rate swap and is amortized over the estimated life of the interest rate swap to net interest income as the discount on the bond is expensed. The interest rate swap is marked to market through “Net (loss) gain on derivatives and hedging activities” in the Statements of Income.
Balance Sheet
The Bank enters into certain economic derivatives as macro balance sheet hedges to protect against changes in interest rates. These economic derivatives include interest rate swaps, swaptions, and caps.
See additional discussion regarding our derivative contracts in the “Derivatives” section at page 66.

Liquidity Risk
Liquidity risk is the risk that we will be unable to meet our obligations as they come due or meet the credit needs of our members and housing associates in a timely and cost efficient manner. Day-to-day and contingency liquidity objectives are designed to protect our financial strength and to allow us to withstand market disruption. To achieve this objective, we establish liquidity management requirements and maintain liquidity in accordance with Finance Agency regulations and our own liquidity policy. The Bank’s Enterprise Risk Committee sets the policy, and the Asset-Liability Committee provides oversight of liquidity risk management by reviewing and approving liquidity management strategies. Our liquidity risk management process is based on ongoing calculations of net funding requirements, which are determined by analyzing future cash flows based on assumptions of the expected behavior of members and our assets, liabilities, capital stock, and derivatives. See “Liquidity and Capital Resources” beginning at page 69 for additional detail of our liquidity management.
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
Advances
We are required by regulation to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance and throughout the life of the advance. Eligible collateral includes whole first mortgages on improved residential property or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of the GSEs, including without limitation MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash deposited in the Bank; and other real estate-related collateral acceptable to the Bank provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. Additionally, CFIs may pledge collateral consisting of secured small business, small farm, or small agribusiness loans, including secured business and agri-business lines of credit.
Credit risk arises from the possibility that the collateral pledged to us is insufficient to cover the obligations of a borrower in default. We manage credit risk by securing borrowings with sufficient collateral acceptable to us, monitoring borrower creditworthiness through internal and independent third-party analysis, and performing collateral review and valuation procedures to verify the sufficiency of pledged collateral. We are required by law to make advances solely on a secured basis and have never experienced a credit loss on an advance since our inception. The Bank maintains policies and practices to monitor our exposure and take action where appropriate. In addition, the Bank has the ability to call for additional or substitute collateral, or require delivery of collateral, during the life of a loan to protect its security interest.

Although management has policies and procedures in place to manage credit risk, the Bank may be exposed because the outstanding advance value may exceed the liquidation value of the Bank’s collateral. The Bank mitigates this risk through applying collateral discounts, requiring most borrowers to execute a blanket lien, taking delivery of collateral, and limiting extensions of credit. Collateral discounts, or haircuts, are applied to the unpaid principal balance or market value, if available, of the collateral to determine the advance equivalent value of the collateral securing each borrower’s obligations. The amount of these discounts will vary based on the type of collateral and security agreement. The Bank determines these discounts or haircuts using data based upon historical price changes, discounted cash flow analysis, and loan level modeling. At December 31, 2008 and 2007, borrowers pledged $87 billion and $73 billion of collateral (net of applicable discounts) to support $44 billion and $42 billion of advances and other activities with the Bank. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate liquidity availability and to borrow in the future.
Effective April 6, 2009, management will update discounts on advance collateral. The Bank made these changes to ensure that the Bank can continue to extend credit to members safely and soundly and to protect the integrity of its capital stock. These changes will apply to all members and housing associates. As of February 28, 2009 there are 13 insurance companies that have contractual discounts and have not agreed to sign a revised Advances, Pledge, and Security Agreement that would allow the Bank to update discounts on insurance company collateral on a retroactive and prospective basis. Three of the 13 insurance companies were included in our top five advance borrower listing at December 31, 2008. As a result of failing to sign the revised agreement, the Bank will not extend new advances or rollover any existing advances to those insurance companies until they sign the new agreement. To ensure that it is fully collateralized on its existing business with those insurance companies, the Bank establishes market values against which the discounts are applied and may limit the return of delivered collateral on maturing advances.

The following table shows our composition of collateral pledged to the Bank (dollars in billions):

	December 31, 2008			December 31, 2007
	Unpaid			Unpaid
	Principal	Advance		Principal	Advance
Collateral Type	Balance	Equivalent	Discount	Balance	Equivalent	Discount

Residential loans
1-4 family	$51.5	$36.0	30.1%	$39.3	$28.3	28.0%
Multi-family	1.9	1.1	42.1	1.4	0.8	42.9
Other real estate	42.2	23.8	43.6	31.9	17.3	45.8
Securities/insured loans
Residential MBS	23.8	19.0	20.2	23.3	21.8	6.4
CMBS	7.3	4.6	37.0	3.7	3.2	13.5
Government insured loans	1.1	0.9	18.2	0.9	0.8	11.1
Secured small business loans and agribusiness loans	5.2	1.8	65.4	2.6	1.0	61.5

Total collateral	$133.0	$87.2	34.4%	$103.1	$73.2	29.0%

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

Our management of credit risk in the MPF program involves several layers of legal loss protection that are defined in agreements among us and our participating members. Though the nature of these layers of loss protection differs slightly among the MPF products we offer, each product contains similar credit risk structures. For conventional loans, the credit risk structure contains the following layers of loss protections in order of priority:
•	Homeowner equity.
•	Primary Mortgage Insurance (PMI) for all loans with home owner equity of less than 20 percent of the original purchase price or appraised value.
•	FLA established by the Bank. FLA is a memorandum account for tracking losses. Such losses are either recoverable from future payments of performance based credit enhancement fees to the member or absorbed by the Bank, depending on the MPF product.
•	Credit enhancements (including supplemental mortgage insurance (SMI)) provided by participating members. The size of the participating member’s credit enhancement is calculated so that any losses in excess of the FLA are limited to those of an investor in a mortgage-backed security that is rated the equivalent of AA by a NRSRO. To cover losses equal to all or a portion of the credit enhancement amount, participating members are required to either collateralize their credit enhancement obligations or to purchase SMI from a highly rated mortgage insurer for the benefit of the Bank (except that losses generally classified as special hazard losses are not covered by SMI).
•	Losses greater than credit enhancements provided by members are the responsibility of the Bank. The Bank utilizes an allowance for any estimated losses beyond the above layers.
The FLA is a memorandum account which is a record keeping mechanism we use to track the amount of losses for which the Bank could have a potential loss exposure (before the member’s credit enhancement is used to cover losses). The FLA is not funded by the Bank or the participating member. Reductions in the amount of base or performance based credit enhancement fees paid to the participating member offset any losses incurred by the Bank, up to the limit of the FLA, except for the Original MPF Government product which is guaranteed by the U.S. Government. The Bank maintains the FLA for each master commitment. The FLA account balance was $105.9 million and $96.8 million at December 31, 2008 and 2007.

PFIs are paid credit enhancement fees as an incentive to minimize credit losses and share in the risk on MPF loans, and to pay for SMI. These fees are paid monthly and are determined based on the remaining principal balance of the MPF loans. The amount of the required credit enhancement fee may vary depending on the MPF products selected. Credit enhancement fees are recorded as a reduction to mortgage loan interest income. The Bank also pays performance based credit enhancement fees which are based on actual performance of the mortgage loans. In general, base or performance based fees are net of cumulative unrecovered losses paid by the Bank. To the extent that losses in the current month exceed base or performance based credit enhancement fees accrued, the remaining losses are recovered from future base or performance based credit enhancement fees payable to the member. The Bank recorded credit enhancement fees of $18.8 million, $20.8 million, and $23.2 million for the years ended December 31, 2008, 2007, and 2006. Our liability for credit enhancement fees was $6.7 million and $7.5 million at December 31, 2008 and 2007.
The Bank’s MPF loan portfolio contains loans guaranteed by the VA, FHA, and U.S. Department of Agriculture (USDA), and others that do not have such guarantee but have a credit risk protection in the form of PMI, FLA, SMI, and credit enhancement provided by the PFI. Any loss in excess of PMI, FLA, SMI, and credit enhancement is the responsibility of the Bank. If every loan in the portfolio were to default and the properties securing the loans had zero value, the amount of credit losses not recoverable from VA and FHA (including servicer paid losses not covered by the FHA or VA), PMI, FLA, SMI, and PFI credit enhancement coverage would be $10.1 billion and $10.2 billion at December 31, 2008 and 2007.
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
In 2009, the Bank began participating in a new MPF product called MPF Xtra. Under this product, the Bank assigns 100 percent of its interests in PFI master commitments to the FHLBank of Chicago. The FHLBank of Chicago then purchases these mortgage loans from the Bank’s PFIs and sells those loans to Fannie Mae.
The following table presents our MPF portfolio by product type at December 31, 2008 and 2007 at par value (dollars in billions):

	2008		2007
Product Type	Dollars	Percent	Dollars	Percent

Original MPF	$0.3	2.8%	$0.2	1.9%
MPF 100	0.2	1.9	0.1	0.9
MPF 125	2.0	18.7	1.2	11.0
MPF Plus	7.8	72.9	8.8	80.7

Total conventional loans	10.3	96.3	10.3	94.5

Original MPF Government	0.4	3.7	0.5	4.6

Total mortgage loans	10.7	100.0	10.8	99.1

MPF shared funding recorded in investments	*	*	0.1	0.9

Total MPF related assets	$10.7	100.0%	$10.9	100.0%

*	Amount is less than 0.1 billion or 0.1 percent.

The MPF shared funding certificates included in the preceding table are mortgage-backed certificates created from conventional conforming mortgages using a senior/subordinated tranche structure. The Bank’s investment is recorded in held-to-maturity securities. The following table shows our shared funding certificates and credit ratings at December 31, 2008 and 2007 (dollars in millions):

Credit Rating	2008	2007

AAA	$45	$51
AA	2	2

Total MPF shared funding certificates	$47	$53

At December 31, 2008 and 2007, we held mortgage loans acquired from Superior amounting to $7.9 billion and $8.9 billion. At December 31, 2008 and 2007, these loans represented 74 percent and 83 percent of total mortgage loans at par value. The loans are primarily MPF Plus and Original MPF Government.
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

The following table shows portfolio characteristics of the conventional loan portfolio at December 31, 2008 and 2007. Portfolio concentrations are calculated based on unpaid principal balances.

	2008	2007
Portfolio Characteristics

Regional concentration[1]
Midwest	41.4%	37.0%
West	17.0%	19.0%
Southwest	16.7%	16.4%
Southeast	13.8%	15.3%
Northeast	11.1%	12.3%

State concentration
Minnesota	15.7%	14.1%
California	9.0%	10.0%
Iowa	9.5%	6.8%
Illinois	6.0%	5.8%
Missouri	6.2%	4.7%

Weighted average FICO (register mark) score at origination[2]	737	735
Weighted average loan-to-value at origination	69%	68%

Average loan amount at origination	$157,680	$158,686

Original loan term
Less than or equal to 15 years	23%	25%
Greater than 15 years	77%	75%

[1]	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.
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

We monitor the delinquency levels of our mortgage loan portfolio on a monthly basis. A summary of our delinquencies at December 31, 2008 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total

30 days	$101	$23	$124
60 days	27	7	34
90 days	11	3	14
Greater than 90 days	12	3	15
Foreclosures and bankruptcies	47	5	52

Total delinquencies	$198	$41	$239

Total mortgage loans outstanding	$10,253	$423	$10,676

Delinquencies as a percent of total mortgage loans	1.9%	9.7%	2.2%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.7%	2.6%	0.8%

A summary of our delinquencies at December 31, 2007 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total

30 days	$83	$20	$103
60 days	20	4	24
90 days	6	2	8
Greater than 90 days	1	1	2
Foreclosures and bankruptcies	41	4	45

Total delinquencies	$151	$31	$182

Total mortgage loans outstanding	$10,330	$461	$10,791

Delinquencies as a percent of total mortgage loans	1.5%	6.8%	1.7%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.4%	1.1%	0.4%

We place any conventional mortgage loan that is 90 days or more past due on nonaccrual status, meaning interest income on the loan is not accrued and any cash payments received are applied as interest income and a reduction of principal. A government-insured loan that is 90 days or more past due is not placed on nonaccrual status because of the (1) U.S. government guarantee of the loan and (2) contractual obligation of the loan servicer to repurchase the loan when certain delinquency criteria are met.
The Bank has established an allowance for credit losses to reflect management estimates of most likely credit losses inherent in the portfolio. We also manage credit risk by establishing retained earnings to absorb unexpected losses, in excess of the allowance, that may arise from stress conditions. The allowance for credit losses on mortgage loans totaled $0.5 million and $0.3 million at December 31, 2008 and 2007.
The allowance for credit losses on mortgage loans was as follows for the years ended December 31, 2008, 2007, and 2006 (dollars in thousands):

	2008	2007	2006

Balance, beginning of year	$300	$250	$763

Charge-offs	(95)	(19)	—
Recoveries	—	—	—

Net charge-offs	(95)	(19)	—

Provision for (reversal of) credit losses	295	69	(513)

Balance, end of year	$500	$300	$250

In accordance with the Bank’s allowance for credit losses policy, the allowance estimate is based on historical loss experience, current delinquency levels, economic data, and other relevant factors using a pooled loan approach. On a regular basis, we monitor delinquency levels, loss rates, and portfolio characteristics such as geographic concentration, loan-to-value ratios, property types, and loan age. Other relevant factors evaluated in our methodology include changes in national/local economic conditions, changes in the nature of the portfolio, changes in the portfolio performance, and the existence and effect of geographic concentrations. The Bank monitors and reports portfolio performance regarding delinquency, nonperforming loans, and net charge-offs monthly. Adjustments to the allowance for credit losses are considered quarterly based upon charge-offs, the amount of nonperforming loans, as well as the other relevant factors discussed above. As a result of our quarterly 2008 allowance for credit losses reviews, we increased our provision for credit losses by $0.3 million for the year ended December 31, 2008. Based upon this evaluation, the Bank determined that an allowance for credit losses of $0.5 million was sufficient to cover projected losses in our MPF portfolio.

As part of the mortgage portfolio, we also invest in MBS. Finance Agency regulations allow us to invest in securities guaranteed by the U.S. Government, GSEs, and other MBS that are rated Aaa by Moody’s, AAA by S&P, or AAA by Fitch on the purchase date. We are exposed to credit risk to the extent that these investments fail to perform adequately. We do ongoing analysis to evaluate the investments and creditworthiness of the issuers, trustees, and servicers for potential credit issues.
At December 31, 2008, we owned $9.3 billion of MBS, of which $9.2 billion or 99 percent were guaranteed by the U.S. Government or issued by GSEs and $0.1 billion or one percent were private-label MBS. At December 31, 2007, we owned $6.8 billion of MBS, of which $6.7 billion or 99 percent were guaranteed by the U.S. Government or issued by GSEs and $0.1 billion or one percent were private-label MBS. At December 31, 2008, 55 percent of our private-label MBS were MPF shared funding and 45 percent were other private-label MBS. Our other private-label MBS (excluding MPF shared funding) were all variable rate securities rated AAA by an NRSRO at December 31, 2008 and 2007. As of February 28, 2009 there have been no subsequent rating agency actions on our private-label MBS. All of these private-label MBS (excluding MPF shared funding) are backed by prime loans.
The following table summarizes the characteristics of our private-label MBS (excluding MPF shared funding) by year of securitization at December 31, 2008 (dollars in millions):

	Unpaid	Gross
	Principal	Unrealized		Investment
	Balance	Losses	Fair Value	Grade %	Watchlist %
2003 and earlier	$38	$10	$28	100%	0%

The following table summarizes the fair value of our private-label MBS (excluding MPF shared funding) as a percentage of unpaid principal balance:

	December 31,	September 30,	June 30,	March 31,	December 31,
	2008	2008	2008	2008	2007
2003 and earlier	74%	87%	94%	93%	99%

The following table shows portfolio characteristics of the underlying collateral of our private-label MBS (excluding MPF shared funding) at December 31, 2008:

Portfolio Characteristics	2008

Weighted average FICO (register mark) score at origination[1]	725
Weighted average loan-to-value at origination	65%
Weighted average subordination rate[2]	9%
Weighted average market price	73.93
Weighted average original credit enhancement	4%
Weighted average credit enhancement	9%
Weighted average minimum credit enhancement	0%
Weighted average delinquency rate[3]	5%

[1]	FICO (register mark) is a widely used credit industry model developed by Fair, Isaac, and Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850.

[2]	Represents total credit enhancements as a percentage of unpaid principal balance.

[3]	Represents the delinquency rate on underlying loans that are 60 days or more past due.
The following table shows the state concentrations of our private-label MBS (excluding MPF shared funding) at February 28, 2009. State concentrations are calculated based on unpaid principal balances.

State Concentrations

Florida	13.7%
California	13.0%
Georgia	11.7%
New York	9.3%
New Jersey	4.9%
All other[1]	47.4%

Total	100.0%

[1]	There are no individual states with a concentration greater than 4.3 percent.
We perform ongoing analysis to evaluate the investments and creditworthiness of the issuers, trustees, and servicers for potential credit issues. Due to the high level of credit protection associated with these investments, the Bank does not expect any future material credit losses on its MBS.
The Bank also invests in state housing finance agency bonds. At December 31, 2008 and 2007, we had $93.3 million and $74.0 million of state agency bonds rated AA or higher.

Investments
We maintain an investment portfolio to provide liquidity, additional earnings, and promote asset diversification. Finance Agency regulations and policies adopted by the Board of Directors limit the type of investments we may purchase.
We invest in short-term instruments as well as obligations of the U.S. Government, GSEs and other FHLBanks for liquidity purposes. The primary credit risk of these investments is the counterparties’ ability to meet repayment terms. We establish unsecured credit limits to counterparties based on the credit quality and capital levels of the counterparty as well as the capital level of the Bank. Because the investments are transacted with highly rated counterparties, the credit risk is low; accordingly, we have not set aside specific reserves for our investment portfolio. We do, however, maintain a level of retained earnings to absorb any unexpected losses from our investments that may arise from stress conditions.
The largest unsecured exposure to any single short-term counterparty excluding GSE was $753 million and $250 million at December 31, 2008 and 2007. The following tables show our unsecured credit exposure to investment counterparties (including accrued interest receivable) (dollars in millions):

	2008
		Commercial	Overnight	Term	Other
Credit Rating[1]	Deposits[2]	Paper	Federal Funds	Federal Funds	Obligations[3]	Total

AAA	$—	$385	$—	$315	$2,151	$2,851
AA	—	—	930	1,251	—	2,181
A	—	—	780	150	—	930

Total	$—	$385	$1,710	$1,716	$2,151	$5,962

	2007
		Commercial	Overnight	Term	Other
Credit Rating[1]	Deposits[2]	Paper	Federal Funds	Federal Funds	Obligations[3]	Total

AAA	$—	$—	$—	$—	$219	$219
AA	—	200	—	780	—	980
A	101	—	580	453	—	1,134

Total	$101	$200	$580	$1,233	$219	$2,333

[1]	Credit rating is the lowest of S&P, Moody’s, and Fitch ratings stated in terms of the S&P equivalent.

[2]	Deposits include interest and non-interest bearing deposits as well as certificates of deposit.

[3]	Other obligations represent obligations in GSEs and TLGP investments that are backed by the full faith and credit of the U.S. Government. Because of the agency rating for GSEs and the U.S. government guarantee of TLGP investments, the Bank categorizes these investments as AAA.

We had cash and short-term investments with a book value of $3.9 billion at December 31, 2008 compared to $2.4 billion at December 31, 2007. We manage the level of cash and short-term investments according to changes in other asset classes and levels of capital. Additionally, we adjust cash and short-term investments to maintain our target leverage ratio and to manage excess funds. During the last quarter of 2008, as a result of the ongoing credit and liquidity crisis, the Bank began to hold more cash on hand as available approved counterparty options were reduced. Additionally, the Bank increased its liquidity position by purchasing investments through the TLGP program.
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
In addition, during the second half of 2008 as a result of current market conditions, the Bank began reducing its derivative asset position. In doing this, the Bank reduces its credit risk arising from the possibility that the counterparty will be unable to fulfill its commitment. As a result of these risk mitigation initiatives, management does not anticipate any credit losses on our derivative agreements, and has accordingly set aside no specific reserves for derivative counterparty exposures.

The following tables show our derivative counterparty credit exposure at December 31, 2008 and 2007 excluding mortgage delivery commitments and after applying netting agreements and collateral (dollars in millions). We were in a net liability position at December 31, 2008 and 2007.

	2008
			Total	Value	Exposure
	Active	Notional	Exposure at	of Collateral	Net of
Credit Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	1	$309	$—	$—	$—
AA	10	17,338	*	—	*
A	12	12,093	—	—	—

Total	23	$29,740	$ *	$—	$ *

	2007
			Total	Value	Exposure
	Active	Notional	Exposure at	of Collateral	Net of
Credit Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	3	$1,485	$—	$—	$—
AA	19	33,779	67	23	44
A	4	5,594	25	8	17

Total	26	$40,858	$92	$31	$61

[1]	Credit rating is the lower of the S&P, Moody’s, and Fitch ratings stated in terms of the S&P equivalent.

[2]	Notional amounts serve as a factor in determining periodic interest amounts to be received and paid and generally do not represent actual amounts to be exchanged or directly reflect our exposure to counterparty credit risk.

[3]	For each counterparty, this amount includes derivatives with a net positive market value including the related accrued interest receivable/payable (net).

[4]	Amount equals total exposure at fair value less value of collateral pledged as determined at the counterparty level.

*	Amount is less than one million.
Operational Risk
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, systems, or external events. Operational risk is inherent in all of our business activities and processes. Management has established policies and procedures to reduce the likelihood of operational risk and designed our annual risk assessment process to provide ongoing identification, measurement, and monitoring of operational risk. The Bank’s Enterprise Risk Committee reviews risk assessment results and business unit recommendations regarding operational risk.

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

ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Market Risk/Capital Adequacy” beginning at page 96 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements and accompanying notes, including the report of independent registered public accounting firm, are set forth beginning at page S-2.

Audited Financial Statements
Report of Independent Auditors dated March 13, 2009 — PricewaterhouseCoopers LLP
Statements of Condition at December 31, 2008 and 2007
Statements of Income for the Years Ended December 31, 2008, 2007, and 2006
Statements of Changes in Capital for the Years Ended December 31, 2008, 2007, and 2006
Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006
Notes to Financial Statements

Supplementary Data
Selected Quarterly Financial Information
The following tables present selected financial data from the Statements of Condition at the end of each quarter of 2008 and 2007. They also present selected quarterly operating results for the same periods.

Statements of Condition	2008
(Dollars in millions)	December 31,	September 30,	June 30,	March 31,
Short-term investments	$3,810	$2,060	$4,825	$4,300
Mortgage-backed securities	9,307	9,653	9,145	7,701
Other investments	2,252	155	77	76
Advances	41,897	63,897	46,022	47,092
Mortgage loans, net	10,685	10,576	10,583	10,707
Total assets	68,129	87,069	70,838	70,082
Consolidated obligations	62,784	80,970	65,302	64,531
Mandatorily redeemable capital stock	11	11	43	43
Affordable Housing Program	40	42	43	42
Payable to REFCORP	1	11	12	8
Total liabilities	65,112	82,964	67,492	66,825
Capital stock — Class B putable	2,781	3,807	3,016	3,012
Retained earnings	382	404	388	367
Capital-to-asset ratio	4.43%	4.71%	4.72%	4.65%

	Three Months Ended
Quarterly Operating Results	2008
(Dollars in millions)	December 31,	September 30,	June 30,	March 31,
Interest income	$561.2	$612.5	$567.9	$626.8
Interest expense	533.0	532.8	494.9	562.1
Net interest income	28.2	79.7	73.0	64.7
Provision for credit losses on mortgage loans	0.3	—	—	—
Net interest income after mortgage loan credit loss provision	27.9	79.7	73.0	64.7
Other (loss) income	(13.5)	(6.6)	3.9	(11.6)
Other expense	11.3	10.8	11.6	10.4
Total assessments	0.8	16.5	17.4	11.3
Net income	2.3	45.8	47.9	31.4

Annualized dividend rate	3.00%	4.00%	4.00%	4.50%

Statements of Condition	2007
(Dollars in millions)	December 31,	September 30,	June 30,	March 31,
Short-term investments	$2,330	$3,997	$7,910	$5,548
Mortgage-backed securities	6,837	5,842	4,900	4,136
Other investments	77	83	13	13
Advances	40,412	31,759	22,627	21,322
Mortgage loans, net	10,802	10,974	11,225	11,514
Total assets	60,736	52,879	46,865	42,717
Securities sold under agreements to repurchase	200	200	500	500
Consolidated obligations	56,065	48,028	42,640	38,264
Mandatorily redeemable capital stock	46	46	69	59
Affordable Housing Program	43	43	44	46
Payable to REFCORP	6	7	6	5
Total liabilities	57,683	50,189	44,578	40,489
Capital stock — Class B putable	2,717	2,348	1,948	1,844
Retained earnings	361	355	347	344
Capital-to-asset ratio	5.03%	5.09%	4.88%	5.21%

	Three Months Ended
Quarterly Operating Results	2007
(Dollars in millions)	December 31,	September 30,	June 30,	March 31,
Interest income	$656.8	$637.4	$604.3	$562.3
Interest expense	608.5	592.0	565.1	524.1
Net interest income	48.3	45.4	39.2	38.2
Provision for credit losses on mortgage loans	—	—	—	—
Net interest income after mortgage loan credit loss provision	48.3	45.4	39.2	38.2
Other income	3.8	3.7	2.6	0.2
Other expense	12.3	9.8	10.3	10.0
Total assessments	10.6	10.5	8.4	8.1
Net income	29.2	28.8	23.1	20.3

Annualized dividend rate	4.50%	4.25%	4.25%	4.25%

Investment Portfolio Analysis
Supplementary financial data on the Bank’s investment securities for the year’s ended December 31, 2008, 2007, and 2006 are included in the tables below.
At December 31, 2008, the Bank had investments with the following issuer (excluding GSEs and U.S. government agencies) with a book value greater than 10 percent of the Bank’s total capital (dollars in millions):

		Total
	Total	Market
	Book Value	Value
Bank of America Corporation	753	753
Bank of the West	550	550
Bank of Nova Scotia	450	450
JP Morgan	499	499
Morgan Stanley	499	499
Societe Generale	630	630
Union Bank of California	315	315

	$3,696	$3,696

Trading Securities
The Bank’s trading portfolio totals at December 31, 2008, 2007, and 2006 were as follows (dollars in millions):

	2008	2007	2006

Non-mortgage backed securities	$2,151	$—	$—

Trading securities represented investments in TLGP debt. The TLGP was created by the FDIC and represents debt backed by the full faith and credit of the U.S. Government.
Available-for-Sale Securities
The Bank’s available-for-sale portfolio totals at December 31, 2008, 2007, and 2006 were as follows (dollars in millions):

	2008	2007	2006

State or local housing agency obligations	$1	$—	$—
Government-sponsored enterprises	3,839	3,434	562

Total available-for-sale securities	$3,840	$3,434	$562

State or local housing agency obligations represented HFA bonds that were purchased by the Bank from housing associates in the Bank’s district under standby bond purchase agreements.
Government-sponsored enterprise obligations represented Fannie Mae and Freddie Mac securities. During 2008 and at December 31, 2008 the Bank did not hold any preferred stock issued by Fannie Mae or Freddie Mac.
The table below summarizes book value and yield characteristics on the basis of remaining terms to contractual maturity for our available-for-sale securities at December 31, 2008 (dollars in millions):

	Book Value	Yield
State or local housing agency obligations
After ten years	$1	2.94%
Government-sponsored enterprises
After ten years	3,983	1.46

Total available-for-sale securities	$3,984	1.46%

Held-to-Maturity Securities
The Bank’s held-to-maturity portfolio at December 31, 2008, 2007, and 2006 includes (dollars in millions):

	2008	2007	2006

Certificates of deposit	$—	$100	$—
Government-sponsored enterprises	5,330	3,458	4,144
U.S. government agency-guaranteed	52	64	81
State or local housing agency obligations	93	74	5
Other	477	309	1,485

Total held-to-maturity securities	$5,952	$4,005	$5,715

State or local housing agency obligations represented HFA bonds purchased by the Bank from housing associates within its district. Other investments represented investments in municipal bonds, SBIC, commercial paper, and other non-Federal agency MBS.

Government-sponsored enterprise obligations represented Fannie Mae and Freddie Mac securities. U.S. government agency-guaranteed investments represented Ginnie Mae securities and SBA Pool Certificates. SBA Pool Certificates represent undivided interests in pools of the guaranteed portions of SBA-guaranteed loans. The SBA’s guarantee of the Pool Certificate is backed by the full faith and credit of the U.S. Government. During 2008 and at December 31, 2008 the Bank did not hold any preferred stock issued by Fannie Mae or Freddie Mac.
The table below presents book value and yield characteristics on the basis of remaining terms to contractual maturity for our held-to-maturity securities at December 31, 2008 (dollars in millions):

	Book Value		Yield
Government-sponsored enterprises
Within one year	$	*	1.78%
After five but within 10 years		11	5.27
After 10 years		5,319	3.27

U.S. government agency-guaranteed
After five but within 10 years		5	1.96
After 10 years		47	1.67

State or local housing agency obligations
After five but within 10 years		3	5.44
After 10 years		90	6.03

Other
Within one year		385	0.43
After one but within five years		3	6.58
After five but within 10 years		*	0.97
After 10 years		89	3.41

Total held-to-maturity securities		$5,952	3.12%

*	Amount is less than one million.

Loan Portfolio Analysis
The Bank’s outstanding advances, real estate mortgages, nonperforming real estate mortgages, and real estate mortgages 90 days or more past due and accruing interest for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 are as follows (dollars in millions):

	2008	2007	2006	2005	2004

Domestic
Advances	$41,897	$40,412	$21,855	$22,283	$27,175

Real estate mortgages	$10,685	$10,802	$11,775	$13,018	$15,193

Nonperforming real estate mortgages[1]	$48	$27	$24	$33	$23

Real estate mortgages past due 90 days or more and still accruing interest[2]	$7	$5	$6	$6	$3

Nonperforming real estate mortgages
Interest contractually due during the period	$3
Interest actually received during the period	(2)

Shortfall	$1

[1]	Nonperforming real estate mortgages represent conventional mortgage loans that are 90 days or more past due and have been placed on nonaccrual status.

[2]	Only government-insured loans (e.g., FHA, VA) continue to accrue after 90 days or more delinquent, because of the (1) U.S. government guarantee of the loans and (2) contractual obligation of the loan servicer to repurchase the loan when certain delinquency criteria are met.

Mortgage Loan Geographic Concentration
The following table shows geographic concentration of the conventional and government-insured loan portfolio at December 31, 2008. Regional concentration is calculated based on unpaid principal balances.

Regional Concentration[1]
Midwest	41.5%
West	16.6%
Southeast	14.0%
Southwest	17.1%
Northeast	10.8%

Total	100.0%

[1]	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.
West includes AK, CA, Guam, HI, ID, MT, NV, OR, WA, and WY.
Southeast includes AL, District of Columbia, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.
Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.
Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, Puerto Rico, RI, U.S. Virgin Islands, and VT.
Summary of Loan Loss Experience
The allowance for credit losses on real estate mortgage loans for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 are as follows (dollars in thousands):

	2008	2007	2006	2005	2004

Balance, beginning of year	$300	$250	$763	$760	$5,906
Charge-offs	(95)	(19)	—	—	(111)
Recoveries	—	—	—	3	13

Net charge-offs	(95)	(19)	—	3	(98)

Provision for (reversal of) credit losses	295	69	(513)	—	(5,048)

Balance, end of period	$500	$300	$250	$763	$760

The ratio of net (charge-offs) recoveries to average loans outstanding was less than one basis point for the years ended December 31, 2008, 2007, 2006, 2005, and 2004.

Advances
The following table shows the Bank’s outstanding advances at December 31, 2008 (dollars in millions):

Maturity
Overdrawn demand deposit accounts	$1
Within one year	9,332
After one but within five years	18,777
After five years	12,553

Total par value	40,663

Hedging fair value adjustments
Cumulative fair value gain	1,082
Basis adjustments from terminated hedges and ineffective hedges	152

Total advances	$41,897

The following table details additional interest rate payment terms for advances at December 31, 2008 (dollars in millions):

Par amount of advances
Fixed rate maturity
Overdrawn demand deposit accounts	$1
Within one year	8,846
After one year	19,203

Variable rate maturity
Within one year	486
After one year	12,127

Total	$40,663

Short-term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for the years ended December 31, 2008, 2007, and 2006 (dollars in millions):

	2008	2007	2006
Discount notes
Outstanding at period-end	$20,061	$21,501	$4,685
Weighted average rate at period-end	1.83%	4.10%	5.02%
Daily average outstanding for the period	$26,543	$8,597	$5,423
Weighted average rate for the period	2.32%	4.93%	4.97%
Highest outstanding at any month-end	$41,753	$21,501	$6,791
Ratios
Financial ratios for the years ended December 31, 2008, 2007, and 2006 are provided in the following table:

	2008	2007	2006

Return on average assets	0.18%	0.21%	0.20%
Return on average total capital	3.88%	4.25%	3.91%
Total average capital to average assets	4.71%	5.04%	5.21%
Dividends declared per share as a percentage of net income per share	90.77%	86.82%	83.09%

Ratio of Earnings to Fixed Charges (Dollars in millions)	2008	2007	2006	2005	2004
Earnings
Income before assessments	$173.4	$139.0	$122.0	$301.4	$135.7
Fixed charges	2,123.2	2,290.1	2,057.4	1,584.7	930.1

Total earnings	$2,296.6	$2,429.1	$2,179.4	$1,886.1	$1,065.8

Fixed charges
Interest expense	$2,122.8	$2,289.7	$2,057.0	$1,584.4	$929.8
Estimated interest component of net rental expense[1]	0.4	0.4	0.4	0.3	0.3

Total fixed charges	$2,123.2	$2,290.1	$2,057.4	$1,584.7	$930.1

Ratio of earnings to fixed charges	1.08	1.06	1.06	1.19	1.15

[1]	Represents one-third of rental expense related to the Bank’s operating leases.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A-CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures at December 31, 2008
The Bank maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) that are designed to provide reasonable assurance that information required to be disclosed by the Bank in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (2) accumulated and communicated to the Bank’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the filing of this Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the CEO and CFO concluded that, our disclosure controls and procedures were effective at December 31, 2008.
Report of Management on Internal Control over Financial Reporting at December 31, 2008
The Bank’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Bank’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Bank’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Bank; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Bank are being made only in accordance with authorizations of management and directors of the Bank; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Bank’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Bank’s internal control over financial reporting at December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment and those criteria, management believes that, at December 31, 2008, the Bank maintained effective internal control over financial reporting.

ITEM 9B-OTHER INFORMATION
None.
PART III
ITEM 10-DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The Board of Directors is responsible for monitoring our compliance with Finance Agency regulations and establishing policies and programs that carry out our housing finance mission. The Board of Directors adopts, reviews, and oversees the implementation of policies governing our advance, mortgage loan, investment, and funding activities. Additionally, the Board of Directors adopts, reviews, and oversees the implementation of policies that manage our exposure to market, liquidity, credit, operational, and business risks.
In accordance with the FHLBank Act and Finance Agency regulations, a FHLBank’s board of directors shall be comprised of a majority of “member directors,” who are directors or officers of members, and a minority of non-member “independent directors”, who shall comprise not less than two-fifths of the members of the board of directors. Prior to July 30, 2008, the Finance Agency was responsible for selecting independent directors, formally known as “appointive directors” to serve on the Bank’s Board of Directors. As a result of the passage of the Housing Act and subsequent Finance Agency rulemaking, all members within the Bank’s five-state district will now elect the Bank’s member and independent directors.
Member directorships are designated to one of the five states in the Bank’s district and a member is entitled to nominate and vote for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable member directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation. Under this limitation, the total number of votes that each member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that state as of the record date for voting. The remaining independent directors are nominated by the Bank’s Board of Directors after consultation with the FHLBank’s Affordable Housing Advisory Council, and then voted upon by all members within the Bank’s five-state district. For each independent directorship, a member is entitled to cast the same number of votes as it would for a member directorship. Candidates for independent directorships must receive at least 20 percent of the number of votes eligible to be cast in the election in order to be elected.

For terms beginning January 1, 2009, with the exception of terms shortened by the Finance Agency for staggering purposes, both member and independent directors serve four-year terms. If any person has been elected to three consecutive full terms as a member or independent director of the Bank and has served for all or part of each of the terms, the individual is not eligible for election to a member or independent elective directorship of the Bank for a term which begins earlier than two years after the expiration of the last expiring four-year term. In addition, the FHLBank Act, as amended by the Housing Act, requires that each FHLBank’s Board of Directors elect a chair and vice chair among its members to two-year terms.
For 2009, the Finance Agency has designated a 17-member board, which includes ten member directorships and seven independent directorships. By regulation, the Bank is required to have at least two public interest directors serving on its Board. Public interest directors must have more than four years of experience representing consumer or community interests in banking services, credit needs, housing, or other financial consumer products. For 2009, the Bank has two public interest directors serving on its Board of Directors.
The table below shows membership information for the Bank’s Board of Directors at February 28, 2009:

		Member or		Expiration of Current
Director	Age	Independent	Director Since	Term As Director
Michael K. Guttau (chair)	62	Member	January 1, 2003	December 31, 2012
Dale E. Oberkfell (vice chair)	53	Member	January 1, 2007	December 31, 2009
Johnny A. Danos	69	Independent	May 14, 2007	December 31, 2010
Gerald D. Eid	68	Independent	January 23, 2004	December 31, 2010
Michael J. Finley	53	Member	January 1, 2005	December 31, 2010
David R. Frauenshuh	65	Independent	January 23, 2004	December 31, 2010
Van D. Fishback	62	Member	January 1, 2009	December 31, 2012
Eric A. Hardmeyer	49	Member	January 1, 2008	December 31, 2010
Labh S. Hira	60	Independent	May 14, 2007	December 31, 2009
John F. Kennedy, Sr.	53	Independent	May 14, 2007	December 31, 2012
D.R. Landwehr	62	Member	January 1, 2004	December 31, 2009
Clair J. Lensing	74	Member	January 1, 2004	December 31, 2009
Dennis A. Lind	58	Member	January 1, 2006	December 31, 2011
Paula R. Meyer	54	Independent	May 14, 2007	December 31, 2012
John H. Robinson	58	Independent	May 14, 2007	December 31, 2009
Lynn V. Schneider	61	Member	January 1, 2004	December 31, 2009
Joseph C. Stewart III	39	Member	January 1, 2008	December 31, 2010

Michael K. Guttau, the Board’s chair, has been with Treynor State Bank in Treynor, Iowa, since 1978 where he has served as president, chairman, and CEO. He has been actively involved with the American Bankers Association, Iowa Bankers Association, Community Bankers of Iowa, and served as the Iowa superintendent of Banking from 1995 through 1999. Currently, Mr. Guttau is the chairman of the Council of FHLBanks, which is the non-profit trade association for the twelve FHLBanks located in Washington, D.C. He is co-chair of fund raising for Southwest Iowa Hospice and serves on the Good News Jail and Prison Ministry, and chair of Deaf Missions. Mr. Guttau received the Allegiant Southwest Iowa Heritage Award for 2008. Mr. Guttau serves on the following Bank committees: Executive and Governance Committee (chair), Risk Management Committee, Finance, Planning, and Technology Committee, and the Human Resources and Compensation Committee (Compensation Committee).
Dale E. Oberkfell, the Board’s vice chair, has served in a variety of banking positions during his nearly 30 years in the financial services industry. Since May 2005, Mr. Oberkfell has served as the president and chief operating officer of Reliance Bank in Des Peres, Missouri. Mr. Oberkfell also currently serves as executive vice president and CFO of Reliance Bancshares, Inc. in Des Peres, Missouri, and as an executive officer of Reliance Bank, FSB in Fort Myers, Florida. Prior to joining Reliance Bank, Mr. Oberkfell was a partner at the Certified Public Accounting firm of Cummings, Oberkfell & Ristau, P.C. in St. Louis, Missouri. Mr. Oberkfell is a licensed Certified Public Accountant and is active in the American Institute of Certified Public Accountants. Mr. Oberkfell has held board positions for several organizations, including the West County YMCA, St. Louis Children’s Choir, and Young Audiences. Mr. Oberkfell serves on the following Bank committees: Executive and Governance Committee (vice chair), Audit Committee, Finance, Planning, and Technology Committee (chair), and the Compensation Committee.
Johnny A. Danos is Director of Strategic Development for LWBJ Financial in West Des Moines, Iowa. Previously, Mr. Danos was president of the Greater Des Moines Community Foundation in Des Moines, Iowa. He is the retired managing partner of the accounting firm of KPMG located in Des Moines, Iowa and has 31 years of public accounting experience serving commercial, retail, insurance, banks, and financial institutions. He serves on the board of directors of Casey’s General Stores and Wright Tree Service. Mr. Danos serves on the following Bank committees: Audit Committee, Business Operations and Housing Committee, and the Compensation Committee.
Gerald D. Eid has served as CEO of Eid-Co Buildings, Inc. in Fargo, North Dakota, since 1973. A second-generation builder, Mr. Eid has been in the building business and licensed as a realtor for more than 30 years. Founded in 1951, Eid-Co Buildings, Inc. is one of the largest single-family home builders in North Dakota. Mr. Eid has served as a member of the North Dakota Housing Finance Agency Advisory Board since 1998 and is currently its chair. He also has represented North Dakota on the executive committee of the National Association of Homebuilders. Mr. Eid serves on the following Bank committees: Audit Committee, Business Operations and Housing Committee (vice chair), and the Compensation Committee.

Michael J. Finley has served since 1992 as president of Janesville State Bank in Janesville, Minnesota. Mr. Finley serves on the Political Action Committee Board of the Minnesota Bankers Association. He is a founding member of the Minnesota Financial Group, a peer group of 15 bankers founded in 1988. He is currently the vice chairman of the Janesville Economic Development Authority and president-elect of the Janesville Rotary Club. Mr. Finley serves on the following Bank committees: Risk Management Committee (vice chair) and the Business Operations and Housing Committee.
Van D. Fishback is executive vice president of First Bank & Trust in Brookings, South Dakota. Mr. Fishback joined First Bank & Trust in 1972 and has previously served as its president and CEO. Mr. Fishback currently serves as president and CEO of Fishback Financial Corporation, South Dakota’s largest privately held bank holding company. Mr. Fishback also serves as executive vice president of Van Tol Surety Company, Inc. Mr. Fishback serves on the following Bank committees: Risk Management Committee and the Finance, Planning, and Technology Committee.
David R. Frauenshuh has served since 1983 as CEO and owner of Frauenshuh Inc. headquartered in Minneapolis, Minnesota. He also is chairman of Cornerstone Capital Investments, Frauenshuh/Sweeney, and VeriSpace. Mr. Frauenshuh has more than 30 years of experience in commercial real estate with ownership interest in approximately 2.5 million square feet of real estate. He currently serves as chair of the Christmas Campaign of the Salvation Army of Minnesota and has been chair of the Children’s House based in Hawaii. He also serves on the Salvation Army National Advisory Board and Concordia University President’s Advisory Board as well as on the boards of the Capital City Partnership and Crossways International. Mr. Frauenshuh served as chair of the 2001 Minnesota Prayer Breakfast. Mr. Frauenshuh serves on the following Bank committees: Audit Committee (vice chair) and the Finance, Planning, and Technology Committee.
Eric A. Hardmeyer joined the Bank of North Dakota in 1985 as a loan officer and served as senior vice president of lending before becoming president and CEO in 2001, a position he currently maintains. Mr. Hardmeyer is the past chairman of the North Dakota Bankers Association and also serves on the board of directors of the Bismarck-Mandan Chamber of Commerce, Bismarck Public Schools Foundation, and Bismarck YMCA. Mr. Hardmeyer serves on the following Bank committees: Executive and Governance Committee, Audit Committee (chair), and the Business Operations and Housing Committee.
Labh S. Hira, PhD, is Dean of the College of Business at Iowa State University in Ames, Iowa. Dr. Hira has held a variety of positions at Iowa State University since 1982. He was an accounting professor, department chair and associate dean before being named Dean of the College of Business in 2001. Dr. Hira serves on the following Bank committees: Risk Management Committee and the Finance, Planning, and Technology Committee.

John Francis Kennedy, Sr. is senior vice president and CFO for the St. Louis Equity Fund, Inc. in St. Louis, Missouri which invests in decent affordable housing developments financed through corporate investment and in cooperation with local, state, and federal governments. Mr. Kennedy has been with the St. Louis Equity Fund since 1998 and has more than 30 years of experience in affordable housing development and financial/banking services. He is a CPA and managed the development of Tax Credit Manager, an internet database and reporting software. Mr. Kennedy serves on the following Bank committees: Risk Management Committee and the Business Operations and Housing Committee.
D.R. Landwehr is the chairman, president, and CEO of Community Bank of Missouri in Richmond, Missouri, a bank he organized in May 2001. From 1993 until 1999, he served as chairman, president, and CEO of Condon National Bank. Mr. Landwehr organized and obtained regulatory approval for the Community Bank of Missouri from 1999 until the Bank opened in 2001. Mr. Landwehr has been active in civic organizations during his professional career and is currently a director of Missouri Bancorp, Inc. He is a member of the Richmond Rotary Club, chair of the Hardin United Methodist Church, past president of the Richmond Chamber of Commerce, and an alumnus of Leadership Missouri and Leadership Kansas. Mr. Landwehr has been recognized as a Paul Harris Fellow by Rotary International. Mr. Landwehr serves on the following Bank committees: Risk Management Committee and the Finance, Planning, and Technology Committee (vice chair).
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
Dennis A. Lind is the president of Midwest Bank Group, Incorporated, a bank holding company, and chairman of its subsidiary member bank, Midwest Bank, in Detroit Lakes, Minnesota. Mr. Lind has over 30 years of experience in banking, capital markets and investments. He previously served as senior vice president of The Marshall Group, Incorporated in Minneapolis, Minnesota, and worked for 13 years at Norwest Bank (now Wells Fargo Bank) where he most recently held the position of executive vice president at Norwest Investment Services, Incorporated. Mr. Lind began his career in the Bond Department at First National Bank of Minneapolis, Minnesota (now US Bank). Mr. Lind serves on the following Bank committees: Executive and Governance Committee, Risk Management Committee, Finance, Planning, and Technology Committee, and the Compensation Committee (chair).

Paula R. Meyer has 25 years of experience in the financial services industry as a senior manager encompassing marketing, operations, and management of mutual funds, investments and insurance companies. She recently retired as the president of the mutual fund and certificate businesses at Ameriprise Financial. Prior to that, Ms. Meyer was president of Piper Capital Management. Ms. Meyer also serves on the board of directors of First Command Financial Services in Fort Worth, Texas and is board chair of Luther College in Decorah, Iowa. She is co-founder and director of Women Corporate Directors of Minneapolis/St. Paul, a professional association of women who serve on corporate boards. She founded and serves on the board of directors of Friends of Ngong Road, a non-profit organization dedicated to helping children in Narobi, Kenya who have been affected by HIV/AIDS. Ms. Meyer serves on the following Bank committees: Executive and Governance Committee, Risk Management Committee (chair), Finance, Planning, and Technology Committee, and the Compensation Committee.
John H. Robinson is chairman of Hamilton Ventures, LLC, a consulting and investment company in Kansas City, Missouri. Mr. Robinson is an engineer with international experience as chairman of EPCglobal Ltd in Sheffield, England and executive director of Amey Plc in London, England from 2000 to 2002. He serves on the board of directors of COMARK Building Systems, Olsson Associates, Alliance Resources MLP, and Coeur Precious Metals. Mr. Robinson serves on the following Bank committees: Audit Committee, Business Operations and Housing Committee, and the Compensation Committee (vice chair).
Lynn V. Schneider of Huron, South Dakota, has served since 2002 as president and CEO of American Bank and Trust of Huron, South Dakota. He previously was president and regional manager of Marquette Bank in Huron. He also served for 11 years as president, CEO, and chairman of the board of Farmers and Merchants Bank, also in Huron. He currently is chairman of the board for William Griffith Foundation, Inc., chairman of the board for Mennonite Brethren Foundation, Inc., and serves on the boards of Bethesda Church of Huron, Huron Regional Medical Center, and American Trust Insurance, LLC as secretary. Mr. Schneider serves on the following Bank committees: Executive and Governance Committee, Risk Management Committee, Business Operations and Housing Committee (chair), and the Compensation Committee.
Joseph C. Stewart III has served since 2004 as chairman of the board of BancStar, Inc., a four bank holding company in Festus, Missouri, and as CEO and director of Bank Star in Pacific, MO, where he has worked in various capacities since 1994. In addition, Mr. Stewart also serves as CEO and director for Bank Star of the LeadBelt in Park Hills, Missouri, Bank Star One in Fulton, Missouri, and Bank Star of the BootHeel in Steele, Missouri. Mr. Stewart currently serves on the board of directors for the Missouri Independent Bankers Association. Mr. Stewart serves on the following Bank committees: Audit Committee and the Finance, Planning, and Technology Committee.

Executive Officers
The following persons currently serve as executive officers of the Bank:

			Employee of the
Executive Officer	Age	Position Held	Bank Since
Richard S. Swanson	59	President and CEO	June 1, 2006
Edward McGreen	41	Executive Vice President and Chief Capital Markets Officer (CCMO)	November 8, 2004
Steven T. Schuler	57	Executive Vice President and CFO	September 18, 2006
Nicholas J. Spaeth	59	Executive Vice President and Corporate Secretary — Chief Risk Officer (CRO) and General Counsel	May 1, 2007
Michael L. Wilson	52	Executive Vice President and Chief Business Officer (CBO)	August 21, 2006
Richard S. Swanson has been president and CEO since June 2006. Prior to joining the Bank, Mr. Swanson was a principal of the Seattle law firm of Hillis, Clark, Martin & Peterson for two years where he provided counsel in the areas of finance, banking law, and SEC regulation. Previously Mr. Swanson served as chairman and CEO of HomeStreet Bank in Seattle, Washington, and had served as its CEO since 1990. As a member director from HomeStreet Bank, Mr. Swanson served on the board of directors of the FHLBank of Seattle from 1998 to 2003, and served as the board’s vice chair from 2002 to 2003. He is currently serving as chair of the Bank Presidents’ Conference for the twelve FHLBanks.
Edward McGreen has been with the Bank since November 2004 and is currently serving as the Bank’s Executive Vice President and CCMO, a position he has held since July 2005. Mr. McGreen’s management responsibilities include treasury, asset/liability analytics, and financial technology and research. Mr. McGreen joined the Bank as director of mortgage portfolio management. Prior to joining the Bank, Mr. McGreen held various finance and portfolio management positions at Fannie Mae from 1996 to 2001 and 2002 to 2004. From 2001 to 2002, Mr. McGreen was senior interest rate risk manager for GE Asset Management.
Steven T. Schuler has been with the Bank since September 2006 and is currently serving as the Bank’s Executive Vice President and CFO. Mr. Schuler has management responsibility for general accounting, external reporting, financial analysis and internal reporting, specialized accounting including derivative accounting, accounting policy, accounting systems, and information technology. Prior to joining the Bank, Mr. Schuler was CFO, treasurer and secretary for Iowa Wireless Services. In 1977 Mr. Schuler began a long and distinguished career at Brenton Banks where he held a variety of positions eventually serving as the corporate senior vice president, CFO, secretary and treasurer until 2001 when Brenton Banks were acquired by Wells Fargo.

Nicholas J. Spaeth joined the Bank in May 2007 as executive vice president, general counsel and CRO. Mr. Spaeth’s management responsibilities include the legal department, enterprise risk management, and compliance. Prior to joining the Bank, Mr. Spaeth was a partner at Kirkpatrick & Lockhart Preston Gates Ellis LLP in 2007. From 2004 to 2007, Mr. Spaeth served as Senior Vice President, Law and Public Policy, and Chief Legal Officer of H&R Block, Inc. Mr. Spaeth served as Senior Vice President, General Counsel and Secretary of Intuit, Inc. from 2003 to 2004, and of GE Employers Reinsurance Corporation from 2000 to 2003. Mr. Spaeth is currently a gubernatorial appointee to the Iowa Student Loan Liquidity Corporation.
Michael L. Wilson has been with the Bank since August 2006 and currently serves as the Bank’s Executive Vice President and CBO. Mr. Wilson’s management responsibilities include member-facing functions (including credit and mortgage sales, member financial services, collateral management, and community investment), human resources, and administration. Mr. Wilson currently serves as chair of the FHLBank MPF Governance Committee. Prior to joining the Bank, Mr. Wilson had served as senior executive vice president and COO of the FHLBank of Boston since August 1999, and had served in other senior leadership roles with the FHLBank of Boston since 1994.
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

Audit Committee
The Audit Committee of the Board of Directors (1) directs senior management to maintain the reliability and integrity of the accounting policies and financial reporting and disclosure practices of the Bank; (2) reviews the basis for the Bank’s financial statements and the external auditor’s opinion with respect to such statements; (3) ensures that policies are in place that are reasonably designed to achieve disclosure and transparency regarding the Bank’s financial performance and governance practices; and (4) oversees the internal and external audit functions. The Audit Committee has adopted a charter outlining its roles and responsibilities, which is available on the Bank’s website at www.fhlbdm.com. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC. The members of the Bank’s Audit Committee for 2009 are Eric Hardmeyer (chair), David Frauenshuh (vice chair), Johnny Danos, Gerald Eid, Clair Lensing, Dale Oberkfell, John Robinson, and Joseph Stewart. The Audit Committee held a total of six in-person meetings and one telephonic meeting in 2008. As of February 28, 2009, the Audit Committee has held one in-person meeting and is scheduled to hold five additional in-person meetings and one telephonic meeting throughout the remainder of 2009.
Audit Committee Financial Expert
The Bank’s Board of Directors has determined that the following members of its Audit Committee qualify as audit committee financial experts under Item 407(d)(5) of Regulation S-K: Eric Hardmeyer, Johnny Danos, and Dale Oberkfell. Refer to “Item 13-Certain Relationships and Related Transactions, and Director Independence” at page 165 for details on the Bank’s director independence.
ITEM 11-EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The Compensation Discussion and Analysis provides information on the Bank’s executive compensation and benefit programs for its named executive officers (Executives) listed in the “Summary Compensation Table” at page 154. The information describes and provides analysis related to, among other things, the role of the Compensation Committee and the Board of Directors in recommending and approving compensation of the President and other Executives in 2008, the executive compensation philosophy of the Bank, and the components of compensation and benefits, including the retirement benefits provided by the Bank to its Executives.

Compensation Philosophy
The Bank’s philosophy related to compensation of its Executives is to provide a competitive total compensation package and to reward performance based on the achievement of objective and subjective Bank-wide and individual goals aligned with the Bank’s strategic business plan. We believe that in order to attract, retain and motivate Executives, we must provide a total compensation package that is competitive with similar executive positions within the financial services industry, focusing on commercial and regional banks, mortgage banks, and Banks within the FHLBank System. The Bank also strives to structure Executive compensation to appropriately reward Executives based on their performance and contributions to the success of the Bank’s business. Therefore, our 2008 executive compensation is closely aligned with the performance of the Bank and its strategic business plan.
Human Resources and Compensation Committee
The primary objective of the Compensation Committee of the Board of Directors is to ensure that the Bank meets its objectives of attracting and retaining a well-qualified and diverse workforce. In carrying out this objective, the Compensation Committee is responsible for considering, recommending, and approving compensation plan designs and Bank-wide incentive goals that are consistent with the Bank’s strategic business plan and support the Bank’s compensation philosophy and objectives. Compensation plan design and Bank-wide goals, which represent the primary components of the Bank’s total compensation paid to Executives, are recommended to the Compensation Committee by the President and the Director of Human Resources, and are aligned with the Bank’s strategic business plan. The Compensation Committee is also responsible for advising and making recommendations to the Board of Directors on the following:
•	Approval of the President’s total compensation based on his performance appraisal and the Committee’s recommendations for base salary and incentive compensation.
•	Approval of payouts of annual incentive awards for all employees upon the Committee’s review of Bank-wide performance relative to performance goals and targets established under the annual incentive plan (AIP).
•	Review of total compensation recommendations for base salary and incentive compensation submitted by the President for the other Executives.
•	Director compensation, including the annual director fee policy.
•	Employee compensation and policy issues including the Bank’s salary structure, AIP, long-term incentive plan (LTIP), and other benefits including the Bank’s retirement plans and non-qualified plans.

Overview of Executive Compensation
In 2008, the Bank compensated its Executives through base salary, annual cash incentive awards, the opportunity for long-term incentive awards and other benefits, including retirement benefits and perquisites. In striving to meet our objective to attract and retain executive talent, total compensation in 2008 for each Executive was intended to be competitive based on a benchmark analysis for each Executive position. The benchmarks were recommended by a third-party consultant to the Compensation Committee and represented the 50th percentile of the market identified for the respective Executive’s position within the financial services industry.
Components of Executive Compensation Package
Base Salary
Base salary is a key component of the Executive’s total compensation package. The overall goal of this component is to ensure the Bank’s success in attracting and retaining the talent needed to execute the Bank’s short- and long-term business strategies.
Base salary in 2008 for certain of our Executives was established pursuant to individual employment agreements. The employment agreements with the President, CBO, and CRO provide these Executives with a guaranteed minimum base salary and increases to such base salary for the effective period of the agreement.
In addition to the guaranteed minimum base salary increases, an Executive may receive a discretionary salary increase above the minimum amount. The President annually reviews and approves all salary increase recommendations for the other Executives with the Compensation Committee. The Compensation Committee approves discretionary salary increases for the President.
For the Executives that did not have employment agreements in 2008, base salary decisions were made by the President based on performance, contribution to the Bank’s strategic business plan and an analysis of the competitive market data.

Annual Incentive Plan
The AIP is a cash-based incentive plan designed to promote higher levels of performance through the involvement and participation of the Executives and other Bank personnel in the strategic goals of the Bank. The AIP includes two components:
1.	Part I goals are weighted at 60 percent for each Executive and for 2008 were based on Bank-wide financial, business maintenance and growth, customer satisfaction, and risk management goals.
2.	Part II goals for the President are established annually by the President and the Board of Directors and for each other Executive by the Executive and the President based upon the strategic imperatives for which the particular Executive is responsible under the Bank’s strategic business plan. These Part II goals are qualitative in nature and their achievement is subjectively determined by the Board of Directors for the President and by the President for the other Executives in determining ultimate awards under the AIP. Aggregate achievement of the Part II goals is weighted at 40 percent of the total award opportunity for each Executive.
Incentive targets are established based upon the comparative data of the financial services industry. The targets for the AIP range from 0-50 percent of base salary for the President and 0-40 percent of base salary for the other Executives.
Long-Term Incentive Plan
In July 2008, the Compensation Committee and Board of Directors approved the LTIP for the Executives. Effective January 1, 2008, the LTIP is a cash-based incentive plan with awards based on individual performance, contribution, and achievement of annual Bank-wide and individual/team goals as established under the AIP, as discussed above. Additionally, the LTIP includes subjective criteria based on the demonstration by each Executive of leadership capability that is aligned with the Bank’s shared values and the leadership competencies that have been defined for the Bank.
The LTIP is a three-year rolling plan, with the first performance period being 2008-2010. The first award was granted in February 2009 and will be paid in March 2011. The second performance period of the plan is 2009-2011 with the second award to be granted in February 2010 and paid in March 2012. The Compensation Committee approved the first grant for the LTIP in February 2009 for the President. The President reviewed the award recommendations with the Compensation Committee for the other Executives and approved their first grant.
The target awards for the LTIP are established in a similar manner as the AIP targets and are based upon the comparative data of the financial services industry. The targets for the LTIP range from 0-37.5 percent of base salary for the President and 0-25 percent of base salary for the other Executives. The goals under the LTIP align with the AIP goals and weightings for each Executive.

The Compensation Committee determined LTIP awards for 2008 would be granted at no more than target since the plan was approved mid-year.
Retirement Benefits
The Bank established and maintains a comprehensive retirement program for its Executives comprised of two qualified pension plans: a defined benefit plan (established in 1943) and a defined contribution plan (established in 1972). For its qualified pension plans, the Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (DB Plan) and the Pentegra Defined Contribution Plan for Financial Institutions (DC Plan).
In 1994, in response to federal legislation which imposed restrictions on the pension benefits payable to its Executives, the Bank established a third retirement plan entitled the Benefit Equalization Plan (BEP). The BEP is a non-qualified plan available to the Executives that restores the pension benefits an Executive is restricted from receiving (due to the limitations imposed by the Internal Revenue Service (IRS)) on the benefits received from or contributions made to the Bank’s two qualified pension plans. (See tables at pages 158 and 159 for additional information on the retirement benefits.)
In November 2008 the Committee adopted the Third Amended and Restated Benefit Equalization Plan. The Amended and Restated BEP was presented and approved by the Committee in order to bring the BEP into compliance with Code Section 409A. A summary of the changes are as follows:
•	Deferral elections must be made before any fees or compensation are earned.
•	Election changes must comply with 409A timing rules.
•	Links between the qualified and nonqualified plans are severed.
•	If a participant dies or becomes disabled during the installment payout period, the installment payments will cease and all benefits will be paid out in a lump sum.
•	Earnings on deferred compensation can be tied to internal or external benchmarks.
•	Terminates the Directors Deferred Compensation Plan and merges the Plan into the BEP.
•	Directors may elect to defer all of their fees.
•	Elections must specify the payment terms and the date for payment of the deferred compensation.
•	Director payment terms must be either lump sum or ten or fewer annual installments.
Executive Perquisites
Perquisites are a de minimis element of total compensation and as such are provided to Executives as a convenience associated with their overall duties and responsibilities. It is the Bank’s practice to provide the President with a monthly automobile allowance and the Executives with relocation assistance and financial planning as needed.

Finance Agency Oversight — Executive Compensation
Section 1113 of the Housing Act requires that the Director of the Finance Agency prevent an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. The Finance Agency recently initiated a project to determine how best to implement these statutory requirements with respect to the FHLBanks. Until such time as further guidance is issued, the FHLBanks have been directed to provide all compensation actions affecting their five most highly compensated officers (or Named Executive Officers) to the Finance Agency for review. Accordingly, following our Board of Director’s January 2009 meeting, we submitted the 2009 base salary/merit increases, annual incentive payments earned for 2008, long-term incentive awards earned for 2008 and to be paid in 2011 and the form of Executive Employment Agreements to the Finance Agency. At this time, we do not expect the statutory requirements to have a material impact on our executive compensation plans.
Analysis Related to 2008 Compensation Decisions
The President approves annual base salary increases for the other Executives based on each Executive’s individual performance and contribution to the Bank’s achievement of its strategic business plan, as well as the overall Bank-wide goal results for the year. These approvals also include an assessment of whether the current base salary remains competitive relative to executives in comparable positions in the financial services industry. If the salary has lagged behind the market and/or the President’s performance warrants it, the Compensation Committee has the discretion to grant the President additional compensation, above the guaranteed minimum amount provided in his employment agreement that was in effect in 2008.
Base salary paid to each of the Executives in 2008 was commensurate with that contractually required to be paid pursuant to the employment agreement with the President, CBO, and CRO. As such, the Compensation Committee approved a salary increase for the President and the President approved salary increases for the CBO and CRO based upon the guaranteed minimum annual increases stated in the then-current employment agreements, which resulted in a four percent increase to the base salary of each such Executive. The President also approved a four percent increase to the base salary of the CFO and the CCMO. The CFO was also given a 16 percent market adjustment in base salary based on the competitive data of comparable positions in the financial services industry.
The Compensation Committee discussed a discretionary increase for the President, above the guaranteed amount set forth in the employment agreement, but chose not to do so because it determined a discretionary increase would be more appropriate if tied to long-term performance. This decision was a significant factor in establishing the LTIP in 2008.

The Compensation Committee committed to an evaluation to consider the establishment of an LTIP once the President was hired and his executive team was in place. During the first six months of 2008, the Board of Directors and the Compensation Committee reviewed and analyzed the need for establishing the LTIP for the benefit of the Executives. In the process, the Board of Directors engaged an independent compensation consultant, Towers Perrin, to provide on-going consultation with the Compensation Committee on executive compensation matters. Towers Perrin analyzed the total compensation of the Executives, utilizing their survey data and the data from McLagan Partners, a nationally recognized compensation consulting firm within the financial services industry. This analysis confirmed that, based on compensation packages offered to Executives in the financial services industry (the McLagan data), an LTIP was appropriate in order for the Bank to attract, reward and retain executive talent in the Bank and ensure the Bank is compensating the Executives competitively within the financial services industry. For more details regarding the McLagan data see “Use of Benchmarks” below. At the time the LTIP was implemented the Bank’s financial performance was exceeding its financial goals outlined in its 2008 financial plan and budget. The Compensation Committee decided to limit LTIP payouts for 2008 to no more than target since the plan was implemented mid-year.
Use of Benchmarks
We strive to provide executive compensation targeting the 50th percentile of the market for total compensation of executives in the financial services industry, including commercial and regional banks, mortgage banks, and the FHLBank System. However, as appropriate and at the discretion of the Compensation Committee and/or the President, the Bank may pay above or below the 50th percentile based on the experience and performance of the Executives.
In early 2008 the Compensation Committee obtained compensation data representing a composite of resources from McLagan Partners for executive positions determined to be comparable to and a realistic employment opportunity for the Executives. McLagan Partners also conducted a custom survey of executive compensation among the FHLBanks. This survey data was incorporated into their analysis and provided another source of competitive data. The benchmark data used was based on the individual’s management role, decision making capacity, and scope of the departments for which the executive would be responsible. For example, our Executives are required to have the depth of knowledge and experience that is required of comparable financial service industry organizations, however our focus is narrower due to the smaller size of the Bank than many of the organizations in this group. Therefore, total compensation for our President was compared to that of a subsidiary or division President in the financial services industry. In analyzing this compensation data, the Compensation Committee determined that targeting compensation for our Executives at the 50th percentile of the applicable benchmark would facilitate our objective to retain our Executives.
The Compensation Committee uses these estimated comparable values as a guideline for evaluating the President’s salary and incentive pay. The same source of data is used when the Compensation Committee reviews the salary and incentive pay recommendations made by the President for the other Executives.

Establishment of Performance Measures
AIP and LTIP performance targets established for each Executive take into consideration total compensation practices (base salary, annual incentives, long-term incentives, and benefits) of the financial services industry. Each Executive is assigned a target award opportunity, stated as a percentage of base salary. The target award opportunity corresponds to the individual’s level of organizational responsibility and ability to contribute and influence the Bank’s overall performance. Awards are paid to the Executives based upon the achievement level of the Bank’s Part I goals and a subjective determination by the Compensation Committee for the President and by the President for the other Executives regarding individual performance and achievement level of Part II individual and/or departmental team goals. The range of the potential awards for each Executive is 0-50 percent of base salary for the President and 0-40 percent of base salary for the other Executives.
In February 2008, the Compensation Committee and the Board of Directors approved five Part I Bank-wide goals that included financial, business maintenance, growth, customer satisfaction, and risk management goals. Each goal is assigned a weighting factor and includes a threshold, target, and maximum level of performance.
When establishing the Part I AIP performance goals, the Board of Directors anticipates that the Bank will successfully achieve the target level of performance the majority of the time. The target level is aligned with the overall strategic business plan and is expected to be reasonably achievable. The maximum level provides a goal that is anticipated to be more challenging to reach, based on the previous year’s performance results and current market conditions. The Part I incentive awards are paid based on the actual results achieved by the Bank. For calendar year 2008, the Bank achieved an overall level of performance on Part I performance goals at 95.5 percent of the maximum achievement level. The Bank achieved the maximum performance level in all but the risk management goal which was achieved at the target level of performance as determined by the Board of Directors.

The following table provides the 2008 AIP and LTIP Bank-wide goals and performance results approved by the Board of Directors in February 2009:

	Results at
Goals	December 31, 2008	Threshold	Target	Maximum
Spread between the earned dividend and average 3-month LIBOR[1] (30 percent weight)	1.51%	(0.60)%	(0.36)%	(0.12)%
Ratio of Advances+Letters of Credit to Assets for “Active” Members (G goal)[2] (15 percent weight)	13.92%	10.90%	11.50%	12.00%
Ratio of Advances+Letters of Credit) to Assets for “Relatively Inactive” Members (L goal)[3] (15 percent weight)	4.94%	2.30%	2.50%	2.75%
Customer satisfaction[4] (20 percent weight)	94% + “very satisfied” up by nine points	94%	94% + “very satisfied” up two points	94% + “very satisfied” up four points
Risk profile (20 percent weight)	Target	As rated by the Board of Directors; no material weakness; degree of compliance with FRMP; percentage of exam and audit issues addressed.

[1]	Excludes unrealized gains or losses relating to hedge ineffectiveness and related to certain advance economic hedge relationships that lost hedge accounting during the restatement as these were excluded for the 2008 plan and thus are excluded from the threshold, target and maximum requirements. The calculation does include the cost of economic derivatives used to hedge the mortgage bank.

[2]	The “G goal” represents those members with a penetration ratio greater than 6 percent. This group is composed of 456 members with assets totaling $118.3 billion. In 2007 this group’s average penetration ratio was 11.54 percent of assets. The objective in 2008 for this group of members is to maintain the high penetration ratio. The G group is highly active and no significant increase in activity levels is expected for this group. The target that has been set represents a maintenance level with expectations being very little increase or decrease in activity. The following borrowers are not included: housing associates, insurance companies, and certain other large members.

[3]	The “L goal” represents those members with a penetration ratio less than 6 percent. This group is composed of 752 members with assets totaling $154.1 billion. In 2007 this group’s average penetration ratio was 2.38 percent of assets. The objective in 2008 is to increase the penetration ratio for this particular member grouping. This group has the greatest potential to increase their activity levels with the Bank as compared to the G group who are already very active. The L group is considered “relatively” inactive. The target has been set to increase the penetration level by 0.12 percent of assets for this member grouping. The year over year increase is aggressive but achievable. The following borrowers are not included: housing associates, insurance companies, and certain other large members.

[4]	Survey was conducted and validated by an external, independent organization.
AIP and LTIP Part II Performance Goals
Part II AIP performance goals for each Executive are established by the Executive and the President based on the strategic imperatives and action steps outlined in the strategic business plan for which each Executive is responsible. Each Executive has overall responsibility for setting, implementing, executing, and achieving the action items associated with one or more strategic imperatives as outlined in the strategic business plan. Performance ratings for the Executives are based on their contribution and accomplishment of the strategic imperatives, the Bank-wide goals and their overall job performance based on established competencies for the Executives.

The 2008-2010 strategic business plan was approved by the Board of Directors in December 2007 and included the following strategic imperatives for which strategies and actions steps were developed:
•	Deliver Member Value
•	Leverage Technology to Drive Business Results
•	Develop a High Performing Organization
•	Seek and Sustain Operational Excellence
•	Inspire Confidence
The Part II AIP performance goals for the President are established by the President and the Board of Directors in a similar manner as outlined above for the other four Executives.
2008 AIP and LTIP Performance Results
In February 2009, the Compensation Committee subjectively determined that the President exceeded expectations in his Part II performance goals under the AIP. In conjunction with the Bank’s achievement of Part I performance goals under the AIP at 95.5 percent of maximum, the President was awarded $270,147 or 46.25 percent of base salary for Parts I and II under the AIP.
In February 2009, the President reviewed the performance of each of the other four Executives with the Committee. For each of the four Executives, the President determined they had each exceeded expectations on the strategic imperatives and job performance set forth for Part II of the AIP. In conjunction with the Bank’s achievement of Part I performance goals under the AIP at 95.5 percent of maximum, the President awarded each Executive the following under the AIP:

		Percent of Base
		Salary for
Title	Actual Award	Parts I and II
CBO	$145,080	37.2%
CRO	$124,238	36.2%
CFO	$108,229	36.8%
CCMO	$108,155	36.8%

Under the Bank’s LTIP, the Executives, including the President, were awarded target for 2008. The Board of Directors established in July 2008 that the LTIP awards if achieved in 2008 would be at a maximum of target. This was due to the Board of Director’s decision to implement the LTIP for calendar year 2008 mid-year. The following LTIP awards were approved for the President and by the President for the other Executives as follows:

		Percent of Base
	Dollar Value of	Salary for
Title	Award	Parts I and II
CEO	$146,025	25%
CBO	$78,000	20%
CRO	$68,640	20%
CFO	$58,820	20%
CCMO	$58,780	20%
Compensation Committee Report
The Compensation Committee of the Board of Directors of the Bank has furnished the following report for inclusion in this annual report on Form 10-K:
The Compensation Committee has reviewed and discussed the 2008 Compensation Discussion and Analysis set forth above with the Bank’s management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K. The Compensation Committee includes the following individuals:

2009 Human Resources and Compensation Committee

Dennis A. Lind, Chair
John H. Robinson, Vice Chair
Johnny A. Danos
Gerald D. Eid
Michael K. Guttau
Clair J. Lensing
Paula R. Meyer
Dale E. Oberkfell
Lynn V. Schneider

Summary Compensation Table
The following table provides compensation information for the year ended December 31, 2008, 2007, and 2006 for (1) the Bank’s current President and (2) all individuals that were serving as Executives at December 31, 2008.

Summary Compensation Table
					Changes in
					Pension Value
					and
					Nonqualified
				Non-Equity	Deferred
Name and Principal				Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Compensation[1]	Earnings[2]	Compensation[1]	Total
Richard Swanson,	2008	$584,100	—	$416,172	$182,000	$41,627	$1,223,899
President and Chief	2007	$561,600	—	$278,460	$69,000	$227,638	$1,136,698
Executive Officer	2006	$315,000	$118,125	—	—	$35,606	$468,731

Steven T. Schuler,	2008	$285,933	—	$167,049	$68,000	$11,825	$523,807
Chief Financial Officer	2007	$244,250	—	$97,223	$10,000	$3,913	$355,386
	2006	$70,000	—	$15,625	—	—	$85,625

Edward J. McGreen,	2008	$292,017	—	$166,935	$38,000	$18,008	$514,960
Chief Capital Markets Officer	2007	$281,467	$3,978	$100,794	$18,000	$9,151	$413,390
and Interim Chief Financial Officer	2006	$270,500	$39,378	$71,821	$18,000	$8,115	$407,814

Nicholas J. Spaeth, General Counsel and	2008	$343,200	—	$192,878	$53,000	$12,591	$601,670
Chief Risk Officer	2007	$220,000	$66,000	$12,467	—	$12,793	$311,260

Michael L. Wilson,	2008	$390,000	—	$223,080	$126,000	$32,105	$771,185
Chief Business Officer	2007	$375,000	—	$148,750	$72,000	$93,870	$689,620
	2006	$131,461	$98,654	—	$25,000	$69,452	$325,567

[1]	The components of these columns for 2008 are provided in the tables below.

[2]	Represents change in value of pension benefits only. All returns on non-qualified deferred compensation are at the market rate.
Components of 2008 Non-Equity Incentive Plan Compensation

	Annual Incentive	Long Term
Name	Plan	Incentive Plan
Richard Swanson	$270,147	$146,025
Steven Schuler	$108,229	$58,820
Edward McGreen	$108,155	$58,780
Nicholas Spaeth	$124,238	$68,640
Michael Wilson	$145,080	$78,000

Components of 2008 All Other Compensation

	Bank Contributions to Vested
	Defined Contribution Plans
		Non-qualified
		Deferred
	401(k)/Thrift	Compensation	Car	Financial
Name	Plan	Plan (BEP)	Allowance	Planning
Richard Swanson	$6,900	$18,727	$9,000	$7,000
Steven Schuler	$6,900	$4,925	—	—
Edward McGreen	$7,900	$10,108	—	—
Nicholas Spaeth	$3,674	$6,917	—	$2,000
Michael Wilson	$13,800	$18,305	—	—
Employment Agreements
The following sets out the material terms of employment agreements with the Bank's Executives:
Richard S. Swanson Employment Agreement. On June 28, 2006 we entered into an employment agreement with Richard S. Swanson, our President and Chief Executive Officer, effective as of June 1, 2006. The initial term of the employment agreement is for three years and seven months, beginning June 1, 2006, and the initial term will automatically be extended by one year effective January 1, 2010 and each year thereafter until such date as either the Bank or Mr. Swanson terminate such automatic extension. The employment agreement provides that the Bank shall pay an annualized base salary of not less than $540,000 (prorated) in 2006, $561,600 in 2007 and $584,064 in 2008.
Additionally, Mr. Swanson is entitled to participate in the Bank's AIP. The employment agreement sets forth an annual target of 37.5 percent up to 50 percent of his base salary, which may be granted in incentive awards under the AIP. Mr. Swanson will also be entitled to participate in all pension, 401(k), and similar benefit plans offered by the Bank at terms generally applicable to the Bank’s other Executives. Furthermore, Mr. Swanson is entitled to participate in the Bank’s BEP that provides, beginning June 1, 2009, comparable benefits to Mr. Swanson as if he were fully vested under the Bank’s pension plan.
Michael L. Wilson Employment Agreement. On August 2, 2006, Mr. Wilson and the Bank entered into an employment agreement with an initial term under the agreement beginning August 21, 2006 and ending on December 31, 2008. The initial term will automatically be extended by one year effective January 1, 2009 and each year thereafter until such date as either the Bank or Mr. Wilson terminate such automatic extension. The employment agreement provides that the Bank shall pay an annualized base salary of not less than $360,000 (prorated) in 2006, $375,000 in 2007, and $390,000 in 2008.
Mr. Wilson is entitled to participate in the Bank’s Annual Incentive Plan, with an annual target of 20 percent up to 40 percent of his base salary which may be granted in incentive awards under the AIP. Mr. Wilson is also entitled to participate in all pension, 401(k), and similar benefit plans offered by the Bank at terms generally applicable to the Bank’s other Executives.
Nicholas J. Spaeth Employment Agreement. On May 1, 2007, Mr. Spaeth and the Bank entered into an employment agreement with an initial term under the agreement beginning May 1, 2007 and extending through June 30, 2009. The initial term will automatically be extended by one year effective July 1, 2009 and each year thereafter until such date as either the Bank or Mr. Spaeth terminate such automatic extension. The employment agreement provides that the Bank shall pay an annualized base salary of not less than $330,000 (prorated) in 2007 and $343,200 in 2008.
Mr. Spaeth is entitled to participate in the Bank's Annual Incentive Plan, with an annual target of 20 percent up to 40 percent of his base salary which may be granted in incentive awards under the AIP. Mr. Spaeth is also entitled to participate in all pension, 401(k), and similar benefit plans offered by the Bank at terms generally applicable to the Bank’s other Executives. In addition, Mr. Spaeth is entitled to participate in the Bank’s BEP that provides benefits comparable to the benefits Mr. Spaeth would have received under the Bank’s defined benefit pension plan had its vesting schedule been as follows: on or after two years from the effective date, 50 percent vested; on or after three years from the effective date, 60 percent vested; on or after four years from the effective date, 80 percent vested.
The employment agreements of Messrs Swanson and Spaeth also include guaranteed 2009 salaries of $607,427 and $357,000, respectively. However, the Executives jointly agreed that, due to the current stressed economic environment, it would be prudent to set 2009 Executive salaries that did not exceed those paid in 2008. This decision received the support of the Bank’s Board. Therefore, 2009 salaries for all Executives are the same as those established in 2008. As such, Messrs Swanson and Spaeth have agreed to 2009 salaries below those contractually guaranteed under their respective employment agreements. The Bank is currently negotiating new employment agreements for Messrs Swanson, Spaeth, Wilson, Schuler, and McGreen.

The following table provides estimated future payouts under the Bank’s AIP and LTIP of non-equity incentive plan awards:

2008 Grants of Plan-Based Awards

		Estimated Future Payouts Under
		Non-Equity Incentive Plan
Name	Plan	Threshold	Target	Maximum
Richard S. Swanson	AIP	$146,025	$219,038	$292,050
	LTIP	$73,013	$146,025	$219,038
Steven T. Schuler	AIP	$58,820	$88,230	$117,640
	LTIP	$29,410	$58,820	$88,230
Edward J. McGreen	AIP	$58,780	$88,170	$117,560
	LTIP	$29,390	$58,780	$88,170
Nicholas J. Spaeth	AIP	$68,640	$102,960	$137,280
	LTIP	$34,320	$68,640	$102,960
Michael L. Wilson	AIP	$78,000	$117,000	$156,000
	LTIP	$39,000	$78,000	$117,000
Refer to the discussion of AIP and LTIP at page 146 for additional information on the levels of awards under each plan. Actual award amounts granted for the year ended December 31, 2008 are included in the non-equity incentive plan compensation column of the “Summary Compensation Table” at page 154.
The payouts of AIP awards are subject to the Executives achieving a performance level of “meets expectations” or higher evaluation and must not be subject to any disciplinary action or probationary status at the time of payout. Furthermore, if an Executive fails to comply with regulatory requirements or standards, internal control standards, the standards of his or her profession, any internal Bank standard, or fails to perform responsibilities assigned under the Bank’s strategic business plan, the Committee may determine the Executive is not eligible to receive part or all of any payout depending on the severity of the failure, as determined by the Committee.
Under the LTIP, the Committee may determine an Executive is not eligible to receive part or all of any payout depending on the severity of the following if an Executive: a) for any Plan Year during a Performance Period has not achieved a performance level of “meets” or higher evaluation of overall performance; b) has not achieved a “meets” or higher evaluation of overall performance at the time of payout; c) is subject to any disciplinary action or probationary status at the time of payout; or d) fails to comply with regulatory requirements or standards, internal control standards, the standards of his profession, any internal Bank standard or fails to perform responsibilities assigned under the Bank’s strategic business plan.
Retirement Benefits and Pension Plan Tables
The Bank provides the following retirement benefits to its Executives.

Qualified Defined Benefit Plan
All employees, who have met the eligibility requirements, participate in the Bank’s DB Plan, administered by Pentegra, which is a tax-qualified multiple-employer defined-benefit plan. These include the Executives. The plan requires no employee contributions.
The pension benefits payable under the DB Plan are determined under a pre-established formula that provides a retirement benefit payable at age 65 or normal retirement under the DB Plan. The benefit formula is 2.25 percent per each year of the benefit service multiplied by the highest three consecutive years’ average compensation. Average compensation is defined as the total taxable compensation as reported on the IRS Form W-2. In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan. Upon termination of employment prior to age 65, Executives meeting the five year vesting and age 55 early retirement eligibility criteria are entitled to an early retirement benefit.
In November 2008 the Compensation Committee approved an amendment to the salary definition under the DB Plan. This amendment excludes the LTIP from the existing definition of salary under the plan and is effective January 1, 2009.
Non-Qualified Defined Benefit Plan
The Executives are eligible to participate in the defined benefit component of the Bank’s BEP (BEP DB Plan), an unfunded, non-qualified pension plan that mirrors the DB Plan.
In determining whether a restoration of retirement benefits is due an Executive, the BEP DB Plan utilizes the identical benefit formulas applicable to the Bank’s DB Plan, however, the BEP DB Plan does not limit the annual earnings or benefits of the Executives. Rather, if the benefits payable from the DB Plan have been reduced or otherwise limited, the Executives’ lost benefits are payable under the terms of the BEP DB Plan. As a non-qualified plan, the benefits received from the BEP DB Plan do not receive the same tax treatment and funding protection as with the Bank’s qualified plans.

The following table provides the present value of the current accrued benefits payable to the Executives upon retirement at age 65 from the DB Plan and the BEP DB Plan, and is calculated in accordance with the formula currently in effect for specified years-of-service and remuneration for participating in both plans. The Bank’s pension benefits do not include any reduction for a participant’s Social Security benefits.

2008 Pension Table
			Present Value of
		Number of Years	Accumulated
Name	Plan Name	of Credited Service	Benefit[1]
Richard S. Swanson	Pentegra DB	1.58 yrs	$62,000
	BEP DB Plan/DB Plan	1.58 yrs	$189,000
Steven T. Schuler	Pentegra DB	1.25 yrs	$46,000
	BEP DB Plan/DB Plan	1.25 yrs	$32,000
Edward J. McGreen	Pentegra DB	3.08 yrs	$41,000
	BEP DB Plan/DB Plan	3.08 yrs	$34,000
Michael L. Wilson	Pentegra DB	13.92 yrs[2]	$318,000
	BEP DB Plan/DB Plan	2.33 yrs[3]	$87,000
Nicholas J. Spaeth	Pentegra DB	.67 yrs	$26,000
	BEP DB Plan/DB Plan	.67 yrs	$27,000

[1]	See Note 17 of the Notes to Financial Statements for details regarding valuation method and assumptions.

[2]	For pension plan purposes, prior membership in the Pentegra DB Plan (formerly known as Financial Institution Retirement Fund) is included in the Number of Years of Credited Service. Assets under the prior membership are transferred to the current plan. Mr. Wilson has 2.33 years of credited service with the Bank and 11.59 years of prior service credit.

[3]	Prior service credit is not included in the Number of Years of Credited Service under the BEP/DB plan. Prior service does allow for immediate enrollment in the plan.
Qualified Defined Contribution Plan
All employees, who have met the eligibility requirements, may elect to participate in the Bank’s DC Plan, a retirement savings plan qualified under the Internal Revenue Code for employees of the Bank. The Bank matches employee contributions based on the length of service and the amount of employee contributions to the DC Plan. The matching contribution begins upon completion of one year of employment and increases to a maximum of six percent of eligible compensation. Eligible compensation is defined as base salary.
In November 2008 the Compensation Committee approved an amendment to the DC Plan. The amendment authorizes employees to contribute up to 100% of their salary into the DC Plan.

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

2008 Non-Qualified Deferred Compensation Table
	Executive	Registrant	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Balance
Name	During 2008[1]	During 2008[2]	During 2008[3]	During 2008
Richard S. Swanson	$51,754	$18,977	$3,223	$164,696
Steven T. Schuler	$28,823	$4,595	$(12,474)	$32,887
Edward J. McGreen	$132,162	$9,777	$(95,707)	$220,420
Nicholas J. Spaeth	$59,825	$3,190	$(58,856)	$113,700
Michael L. Wilson	$27,863	$14,063	$(17,042)	$58,311

[1]	These amounts are included in the Salary column of the “Summary Compensation Table” at page 154.

[2]	These amounts are included in All Other Compensation of the “Summary Compensation Table” at page 154.

[3]	Aggregate earnings are calculated by subtracting the 2007 year end balance from the 2008 year end balance less Executive and Registrant contributions.
Potential Payments Upon Termination or Change in Control
The following sets out the material terms of employment agreements with the Bank’s Executives regarding termination and change in control benefits:
Richard S. Swanson Employment Agreement. Mr. Swanson’s employment agreement will be terminated upon the occurrence of any one of the following events: his death; he is incapacitated from illness, accident, or other disability and is unable to perform his normal duties for a period of ninety consecutive days, upon thirty days’ written notice; or the expiration of the term of the employment agreement, or any extension or renewal thereof. Additionally, Mr. Swanson’s employment agreement may be terminated by the Bank for cause or by Mr. Swanson for good reason; or by the Bank or Mr. Swanson without cause upon thirty days written notice to the other party. If Mr. Swanson’s employment is terminated by the Bank without cause or by Mr. Swanson with good reason, he shall be entitled to (1) severance payments equal to two times his base salary for the calendar year in which the termination occurs, (2) the minimum total incentive compensation for the calendar year in which the termination occurs prorated as of such date, and (3) the benefit to which he would be entitled to receive beginning June 1, 2009 under the BEP, which shall automatically vest. No severance shall be paid in connection with the expiration or non-renewal of the employment agreement. Assuming one or more of these triggering events for the receipt of severance payments occurred as of December 31, 2008, the total value of severance payable to Mr. Swanson is $1.3 million.
Michael L. Wilson Employment Agreement. Mr. Wilson’s employment agreement will be terminated upon the occurrence of any one of the following events: his death; he is incapacitated from illness, accident, or other disability and is unable to perform his normal duties for a period of ninety consecutive days, upon thirty days’ written notice; or the expiration of the term of the employment agreement, or any extension or renewal thereof. Additionally, Mr. Wilson’s employment agreement may be terminated by the Bank for cause or by Mr. Wilson for good reason; or by the Bank or Mr. Wilson without cause upon thirty days written notice to the other party. If Mr. Wilson’s employment is terminated by the Bank without cause or by Mr. Wilson with good reason, he shall be entitled to severance payments equal to his base salary for the calendar year in which the termination occurs, plus the minimum total incentive compensation for the calendar year in which the termination occurs prorated as of such date. No severance shall be paid in connection with the expiration or non-renewal of the employment agreement. Assuming one or more of the triggering events for the receipt of severance payments occurred as of December 31, 2008, the total value of severance payable to Mr. Wilson is $0.5 million.
Nicholas J. Spaeth Employment Agreement. Mr. Spaeth’s employment agreement will be terminated upon the occurrence of any one of the following events: his death; he is incapacitated from illness, accident, or other disability and is unable to perform his normal duties for a period of ninety consecutive days, upon thirty days’ written notice; or the expiration of the term of the employment agreement, or any extension or renewal thereof. Additionally, Mr. Spaeth’s employment agreement may be terminated by the Bank for cause or by Mr. Spaeth for good reason; or by the Bank or Mr. Spaeth without cause upon thirty days written notice to the other party. If Mr. Spaeth’s employment is terminated by the Bank without cause or by Mr. Spaeth with good reason, he shall be entitled to severance payments equal to his base salary for the calendar year in which the termination occurs, plus the minimum total incentive compensation for the calendar year in which the termination occurs prorated as of such date. No severance shall be paid in connection with the expiration or non-renewal of the employment agreement. Assuming one or more of the triggering events for the receipt of severance payments occurred as of December 31, 2008, the total value of severance payable to Mr. Spaeth is $0.4 million.
Steven T. Schuler Management Agreement.Mr. Schuler and the Bank entered into a management agreement, effective July 10, 2007. The purpose of the agreement is to establish certain severance arrangements in the event of termination of employment. The terms of the agreement regarding triggering events for termination are consistent with the related provisions of the current employment agreements between the Bank and its other Executives.
Under the agreement, if Mr. Schuler’s employment is terminated by the Bank without cause or by Mr. Schuler for good reason, Mr. Schuler shall be entitled to severance payments equal to one year of his base salary for the calendar year in which the termination occurs, plus a prorated portion of the minimum total incentive compensation for the calendar year in which termination occurs. Assuming one or more triggering events for receipt of severance payment occurred as of December 31, 2008, the total value is $0.4 million.
Edward McGreen Management Agreement. Mr. McGreen and the Bank entered into a management agreement, effective July 10, 2007. The purpose of the agreement is to establish certain severance arrangements in the event of termination of employment. The terms of the agreement regarding triggering events for termination are consistent with the related provisions of the current employment agreements between the Bank and its other Executives.
Under the agreement, if Mr. McGreen’s employment is terminated by the Bank without cause or by Mr. McGreen for good reason, Mr. McGreen shall be entitled to severance payments equal to one year of his base salary for the calendar year in which the termination occurs, plus a prorated portion of the minimum total incentive compensation for the calendar year in which termination occurs. Assuming one or more of the triggering events for receipt of severance payment occurred as of December 31, 2008, the total value is $0.4 million.

Compensation of Directors
The GLB Act established statutory limits on director compensation that were adjusted annually by the Finance Agency based on the Consumer Price Index for urban consumers as published by the U.S. Department of Labor. The Board of Directors is responsible for adopting an annual fee schedule based on the Finance Agency’s actions. In 2007, the Board’s Director Fee Policy established a “per meeting” fee based on the adjusted statutory limits for 2008. The Policy allowed directors who attend a specified number of in-person Board and committee meetings each year to receive the maximum statutory limit for the year. During 2008, the Board of Directors held six in-person Board meetings and 28 in-person committee meetings. In addition, there were seven telephonic Board meetings and six telephonic committee meetings held throughout the year. Pursuant to the Bank’s 2008 Director Fee Policy, Directors are paid one quarter of the compensation limit following the end of each quarter if they attended at least 75 percent of the meetings they were required to attend during such quarter.
The annual statutory compensation limits established by the Finance Agency for the Board of Directors for 2008 were as follows:

2008

Chair	$31,232
Vice Chair	$24,986
Directors	$18,739
The Housing Act included a provision removing the statutory caps on FHLBank Director compensation that were established by the GLB Act of 1999.

At the September 2008 FHLBank Chairs and Vice-Chairs meeting, FHLBank Director compensation was considered. The Chairs and Vice-Chairs were briefed by McLagan Partners on the results of an analysis that McLagan prepared for another Federal Home Loan Bank on director compensation at a number of financial services firms. At that meeting, the Chairs and Vice-Chairs agreed that the FHLBanks should adopt the same Director compensation amounts based upon the McLagan study.
In December 2008, the Compensation Committee approved the Director Fee Policy for 2009. Under the policy, a Director shall receive one quarter of the compensation fee following the end of each calendar quarter. If it is determined at the end of the calendar year that a Director has attended less than 75 percent of the meetings the Director was required to attend during such year, the Director will not receive one quarter of the compensation fee for the fourth quarter of such calendar year. Furthermore, the Board of Directors reserves the right to make appropriate adjustments in the payments to any Director who regularly fails to attend Board meetings or meetings of Committees on which the Director serves. The 2009 director fees are as follows:

2009

Chairperson	$60,000
Vice Chairperson	$55,000
Audit Committee Chair	$55,000
Committee Chairs	$50,000
Other Directors	$45,000
In November 2008, the Board of Directors approved the termination of the Directors Non-Qualified Deferred Compensation Plan for members of the Board of Directors (Directors’ Plan). The Directors’ Plan is now merged into the Bank’s BEP DC Plan. Under the BEP DC Plan the directors may self-direct investment elections into one or more investment funds. The investment returns credited to a participating director’s account are at the market rate for the selected investment. The Bank does not contribute to the plan on behalf of the Directors.

The following table sets forth each Director’s compensation for the year ended December 31, 2008.

2008 Director Compensation
	Fees earned or
Name	paid in cash	Total
Michael J. Guttau, Chair	$31,232	$31,232
Dale E. Oberkfell, Vice Chair	$24,986	$24,986
Johnny A. Danos	$18,739	$18,739
Gerald D. Eid	$18,739	$18,739
Michael J. Finley	$18,739	$18,739
David R. Frauenshuh	$18,739	$18,739
Lorna P. Gleason*	$4,685	$4,685
Labh S. Hira	$18,739	$18,739
John F. Kennedy Sr.	$18,739	$18,739
D.R. Landwehr	$18,739	$18,739
Clair J. Lensing	$18,739	$18,739
Dennis A. Lind	$18,739	$18,739
Paula R. Meyer	$18,739	$18,739
Kevin E. Pietrini	$18,739	$18,739
John H. Robinson	$18,739	$18,739
Lynn V. Schneider	$18,739	$18,739
Joseph C. Stewart III	$18,739	$18,739
William L. Trubeck*	$9,370	$9,370

*	Indicates board members that served a partial year in 2008.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Membership
The following tables present members (or combination of members within the same holding company) holding five percent or more of the Bank’s outstanding capital stock (including mandatorily redeemable capital stock) at February 28, 2009 (shares in thousands):

			Shares of
			Capital Stock
			Owned at	Percent of
			February	Total
Name	City	State	28, 2009	Capital Stock

Superior Guaranty Insurance Company[1]	Minneapolis	MN	4,499	15.7%
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	2,525	8.8
Aviva Life and Annuity Company	Des Moines	IA	1,494	5.2
ING USA Annuity and Life Insurance Company	Des Moines	IA	1,432	5.0

			9,950	34.7

All others			18,696	65.3

Total capital stock			28,646	100.0%

[1]	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

[2]	Transamerica Occidental Life Insurance Company merged into Transamerica Life Insurance Company on October 1, 2008.

All of the Board of Directors, including both member and independent directors, are now elected by and from the membership of the Bank. Member directors serve as directors or officers of certain members and may have voting or investment power over the shares owned by such members. These directors may be deemed beneficial owners of the shares owned by their respective institutions. Each such director disclaims beneficial ownership of Bank capital stock held by the respective member institution. The following tables list the shares of the Bank’s capital stock (including mandatorily redeemable capital stock) owned by those members who had an officer or director serving on the Bank’s Board of Directors at February 28, 2009 (shares in thousands):

			Shares of
			Capital Stock
			Owned at	Percent of
			February 28,	Total Capital
Name	City	State	2009	Stock

Bank of North Dakota	Bismarck	ND	180	0.63%
Reliance Bank	Des Peres	MO	82	0.28
First Bank & Trust	Brookings	SD	66	0.23
Treynor State Bank	Treynor	IA	17	0.06
American Bank & Trust	Wessington Springs	SD	14	0.05
Midwest Bank	Detroit Lakes	MN	12	0.04
Bank Star One	Fulton	MO	5	0.02
Security State Bank	Waverly	IA	5	0.02
Bank Star	Pacific	MO	4	0.01
Community Bank of Missouri	Richmond	MO	4	0.01
Janesville State Bank	Janesville	MN	3	0.01
Maynard Savings Bank	Maynard	IA	2	0.01
Citizens Savings Bank	Hawkeye	IA	2	0.01
Bank Star of the LeadBelt	Park Hills	MO	2	0.01
Bank Star of the BootHeel	Steele	MO	1	*

Total			399	1.39%

*	Amount is less than 0.01 percent.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We are a cooperative, and ownership of our capital stock is a statutory requirement for our members to transact business with us. In recognition of this organizational structure, the SEC granted us an accommodation pursuant to a “no action letter,” dated May 23, 2006, which relieves us from the requirement to make disclosures under Item 404(a) of Regulation S-K for transactions with related persons in the ordinary course of business. Further, the Housing Act codified this accommodation. Members with beneficial ownership of more than five percent of the total outstanding capital stock of the Bank, our directors and executive officers, and their immediate family members are classified as “related persons” under SEC regulations. In the ordinary course of business we transact business with members deemed related persons and with members whose officers or directors serve as our directors, including extensions of credit and transactions in Federal funds, interest bearing deposits, commercial paper and MBS. These transactions are on market terms that are no more favorable to those members than the terms of comparable transactions with other members. Additionally, the Bank may also use members deemed related persons and members whose officers or directors serve as our directors as securities custodians and derivatives dealer counterparties in the ordinary course of business on terms and conditions similar to those that would be available for comparable services if provided by unaffiliated entities.
Information with respect to our directors who are officers or directors of our members is set forth under Item 10 — “Directors and Executive Officers of the FHLBank and Corporate Governance — Directors.” Additional information regarding members that are beneficial owners of more than five percent of our total outstanding capital stock is provided in Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
The Bank does not have a written policy to have the Board review, approve, or ratify transactions with related persons outside the ordinary course of business. However, the Board is empowered to review, approve and ratify such transactions between the Bank and its related persons when circumstances warrant such consideration. The Board would consider such transactions in the context of the materiality of the transaction to the Bank and to the related person and whether the transaction is likely to affect the judgments made by the affected officer or director on behalf of the Bank.
Bank Headquarters Lease Transaction
The Bank occupies approximately 43,000 square feet of space for its headquarters in Des Moines, Iowa pursuant to a Lease Agreement (Lease) with an affiliate of a member of the Bank, Wells Fargo N.A., effective January 2, 2007. The term of the lease is 20 years. An independent third party representative was retained by the Bank to negotiate the Lease on its behalf. See exhibits 10.3 and 10.3.1 as filed with our 2006 annual report on Form 10-K filed on March 30, 2007, for more information on the Lease.

Director Independence
General
As of the date of this annual report on Form 10-K, we have 17 directors, 12 of whom were elected by our member institutions and five of whom were appointed by the Finance Agency based on recommendations submitted by the Bank’s Board of Directors. Pursuant to the passage of the Housing Act, the Finance Agency implemented regulations whereby all new or re-elected directors will be elected by our member institutions. All directors are independent of management from the standpoint that they are not Bank employees, officers, or stockholders. Only members, which are institutions, can own the Bank’s stock. Thus, our directors do not personally own stock or stock options in the Bank. In addition, we are required to determine whether our directors are independent under three distinct director independence standards. Finance Agency regulations and the Housing Act, which applied Section 10A(m) of the Exchange Act to the FHLBanks, provide independence criteria for directors who serve as members of our Audit Committee. Additionally, SEC rules require that our Board of Directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of our directors.
Finance Agency Regulations
The Finance Agency director independence standards prohibit individuals from serving as members of our Audit Committee if they have one or more “disqualifying relationships” with us or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by our Board are: (1) employment with the Bank at any time during the last five years; (2) acceptance of compensation from the Bank other than for service as a director; (3) being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and (4) being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The Board assesses the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on our Audit Committee. As of February 28, 2009, all of our directors, including all members of our Audit Committee, were independent under these criteria.
Exchange Act
Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a reporting company. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (1) accept any consulting, advisory, or other compensation from the Bank or (2) be an affiliated person of the Bank. As of February 28, 2009, all of our directors, including all members of our Audit Committee, were independent under these criteria.

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
Based upon the fact that each of the Bank’s member directors are officers or directors of member institutions, and that each such member routinely engages in transactions with the Bank, the Board affirmatively determined that none of the member directors on the Board meet the NYSE independence standards. In making this determination, the Board recognized that a member director could meet the NYSE objective standards on any particular day. However, because the volume of business between a member director’s institution and the Bank can change frequently, and because the Bank generally encourages increased business with all members, the Board determined to avoid distinguishing among the member directors based upon the amount of business conducted with the Bank and their respective members at a specific time, resulting in the Board’s categorical finding that no member director is independent under an analysis using the NYSE standards.
With regard to the Bank’s independent directors, the Board affirmatively determined that, at February 28, 2009, Johnny Danos, Gerald Eid, David Frauenshuh, Labh Hira, John Kennedy, Paula Meyer, and John Robinson are each independent in accordance with NYSE standards. In concluding that its seven independent directors are independent under the NYSE rules, the Board first determined that all independent directors met the objective NYSE independence standards. In further determining that none of its independent directors had a material relationship with the Bank, the Board noted that the independent directors are specifically prohibited from being an officer of the Bank or an officer or director of a member.
Our Board has a standing Audit Committee. All Audit Committee members are independent under the Finance Agency’s independence standards and the independence standards under Section 10A(m) of the Exchange Act in accordance with the Housing Act. For the reasons described above, our Board has determined that none of the current member directors serving on our Audit Committee, including Eric Hardmeyer, Clair Lensing, Dale Oberkfell, and Joseph Stewart, are independent under the NYSE standards for audit committee members. Our Board has determined that David Frauenshuh, Johnny Danos, Gerald Eid, and John Robinson, independent directors who serve on the Audit Committee, are independent under the NYSE independence standards for audit committee members.

Compensation Committee
The Board has a standing Compensation Committee. Our Board has determined that all members of the Compensation Committee are independent under the Finance Agency’s independence standards. For the reasons described above, our Board has determined that none of the current member directors serving on the Compensation Committee are independent using the NYSE standards for compensation committee member independence. These member directors serving on the Compensation Committee are Michael Guttau, Dennis Lind, Clair Lensing, Dale Oberkfell, and Lynn Schneider. Our Board has determined, however, that the independent directors serving on the Compensation Committee are independent under the NYSE standards for compensation committee member independence. These independent directors serving on the Compensation Committee are John Robinson, Johnny Danos, Gerald Eid, and Paula Meyer.
ITEM 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
PricewaterhouseCoopers LLP fees in 2008 and 2007 related to the audit of the Bank’s financial statements were $0.9 million and $1.2 million, respectively.
Audit-Related Fees
PricewaterhouseCoopers LLP billed the Bank $0.1 million for audit-related fees in 2008 and 2007, which included other audit and attest services and technical accounting consultation.
Tax Fees
The Bank is exempt from all federal, state, and local taxation except for real property taxes. Therefore, no fees were paid to PricewaterhouseCoopers LLP during 2008 and 2007 for tax advice.
All Other Fees
The Bank paid no other fees to PricewaterhouseCoopers LLP during 2008 and 2007.
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
All of the services provided by PricewaterhouseCoopers LLP in 2008 and 2007 (and the fees paid for those services) were pre-approved by the Audit Committee.

PART IV
ITEM 15-EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The financial statements included as part of this report are identified in Item 8 — “ Financial Statements and Supplementary Data” at page 124 and are incorporated by reference into Item 15 — “ Exhibits, Financial Statement Schedules.”
(b) Exhibits

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932.*

3.2	Bylaws of the Federal Home Loan Bank of Des Moines as amended and restated effective February 26, 2009.

4.1	Federal Home Loan Bank of Des Moines Capital Plan dated July 8, 2002, approved by the Federal Housing Finance Board July 10, 2002.*

10.1	Federal Home Loan Bank of Des Moines Third Amended and Restated Benefit Equalization Plan effective January 1, 2009.

10.2	Federal Home Loan Bank of Des Moines Pentegra Defined Benefit Plan for Financial Institutions effective January 1, 2009.

10.3	Federal Home Loan Bank of Des Moines Pentegra Defined Contribution Plan for Financial Institutions effective January 1, 2009.

10.17	U.S. Department of Treasury Lending Agreement incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the SEC on September 9, 2008.

10.18
Federal Home Loan Bank of Des Moines Long-Term Incentive Plan effective January 1, 2008, incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q/A filed with the SEC on January 12, 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the executive vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the executive vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the SEC on May 12, 2006.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)
By:	/s/ Richard S. Swanson
Richard S. Swanson
President and Chief Executive Officer
March 13, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 13, 2009

Signature	Title

Chief Executive Officer:

/s/ Richard S. Swanson Richard S. Swanson	President and Chief Executive Officer

Chief Financial Officer:

/s/ Steven T. Schuler Steven T. Schuler	Executive Vice President & Chief Financial Officer

Directors:

/s/ Michael K. Guttau Michael K. Guttau	Chairman of the Board of Directors

/s/ Dale E. Oberkfell Dale E. Oberkfell	Vice Chairman of the Board of Directors

/s/ Johnny A. Danos Johnny A. Danos	Director

/s/ Gerald D. Eid Gerald D. Eid	Director

/s/ Michael J. Finley Michael J. Finley	Director

Signature	Title

/s/ Van D. Fishback Van D. Fishback	Director

/s/ David R. Frauenshuh David R. Frauenshuh	Director

/s/ Eric A. Hardmeyer Eric A. Hardmeyer	Director

/s/ Labh S. Hira Labh S. Hira	Director

/s/ John F. Kennedy, Sr. John F. Kennedy, Sr.	Director

/s/ D.R. Landwehr D.R. Landwehr	Director

/s/ Clair J. Lensing Clair J. Lensing	Director

/s/ Dennis A. Lind Dennis A. Lind	Director

/s/ Paula R. Meyer Paula R. Meyer	Director

/s/ John H. Robinson John H. Robinson	Director

/s/ Lynn V. Schneider Lynn V. Schneider	Director

/s/ Joseph C. Stewart III Joseph C. Stewart III	Director

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932.*

3.2	Bylaws of the Federal Home Loan Bank of Des Moines as amended and restated effective February 26, 2009.

4.1	Federal Home Loan Bank of Des Moines Capital Plan dated July 8, 2002, approved by the Federal Housing Finance Board July 10, 2002.*

10.1	Federal Home Loan Bank of Des Moines Third Amended and Restated Benefit Equalization Plan effective January 1, 2009.

10.2	Federal Home Loan Bank of Des Moines Pentegra Defined Benefit Plan for Financial Institutions effective January 1, 2009.

10.3	Federal Home Loan Bank of Des Moines Pentegra Defined Contribution Plan for Financial Institutions effective January 1, 2009.

10.17	U.S. Department of Treasury Lending Agreement incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the SEC on September 9, 2008.

10.18
Federal Home Loan Bank of Des Moines Long-Term Incentive Plan effective January 1, 2008, incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q/A filed with the SEC on January 12, 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

31.2	Certification of the executive vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the executive vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the SEC on May 12, 2006.

Table of Contents to Financial Statements
Audited Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Des Moines:
In our opinion, the accompanying statement of condition and the related statements of income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Des Moines (the “Bank”) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our audits (which were integrated audits in 2008 and 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
March 13, 2009

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(In thousands, except shares)

	December 31,
	2008	2007

ASSETS
Cash and due from banks (Note 3)	$44,368	$58,675
Interest-bearing deposits	152	136
Federal funds sold	3,425,000	1,805,000
Investments
Trading securities (Note 5)	2,151,485	—
Available-for-sale securities include $0 and $208,892 pledged as collateral in 2008 and 2007 that may be repledged (Note 6)	3,839,980	3,433,640
Held-to-maturity securities include $0 pledged as collateral in 2008 and 2007 that may be repledged (estimated fair value of $5,917,288 and $4,000,715 in 2008 and 2007) (Note 7)	5,952,008	4,005,017
Advances (Note 8)	41,897,479	40,411,688
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $500 and $300 in 2008 and 2007 (Note 9)	10,684,910	10,801,695
Accrued interest receivable	92,620	129,758
Premises and equipment, net	8,550	6,966
Derivative assets (Note 10)	2,840	60,468
Other assets	29,915	22,563

Total assets	$68,129,307	$60,735,606

LIABILITIES AND CAPITAL

LIABILITIES
Deposits (Note 11)
Interest-bearing	$1,389,642	$841,762
Non-interest-bearing demand	106,828	20,751

Total deposits	1,496,470	862,513

Securities sold under agreements to repurchase (Note 12)	—	200,000

Consolidated obligations, net (Note 13)
Discount notes	20,061,271	21,500,946
Bonds	42,722,473	34,564,226

Total consolidated obligations, net	62,783,744	56,065,172

Mandatorily redeemable capital stock (Note 16)	10,907	46,039
Accrued interest payable	320,271	300,907
Affordable Housing Program (Note 14)	39,715	42,622
Payable to REFCORP (Note 15)	557	6,280
Derivative liabilities (Note 10)	435,015	138,252
Other liabilities	25,261	21,598

Total liabilities	65,111,940	57,683,383

Commitments and contingencies (Note 20)

CAPITAL (Note 16)
Capital stock — Class B putable ($100 par value) issued and outstanding shares:
27,809,271 and 27,172,465 shares in 2008 and 2007	2,780,927	2,717,247
Retained earnings	381,973	361,347
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities (Note 6)	(144,271)	(25,467)
Employee retirement plans (Note 17)	(1,262)	(904)

Total capital	3,017,367	3,052,223

Total liabilities and capital	$68,129,307	$60,735,606

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
INTEREST INCOME
Advances	$1,417,661	$1,312,133	$1,136,091
Prepayment fees on advances, net	943	1,527	514
Interest-bearing deposits	107	401	2,456
Securities purchased under agreements to resell	—	11,904	15,457
Federal funds sold	72,044	188,668	138,716
Investments
Trading securities	1,052	—	311
Available-for-sale securities	133,443	111,548	21,939
Held-to-maturity securities	209,407	272,996	281,177
Mortgage loans held for portfolio	533,648	561,660	614,753
Loans to other FHLBanks	93	—	7

Total interest income	2,368,398	2,460,837	2,211,421

INTEREST EXPENSE
Consolidated obligations
Discount notes	616,394	424,052	269,278
Bonds	1,481,232	1,786,215	1,721,022
Deposits	22,181	51,363	35,173
Borrowings from other FHLBanks	26	119	147
Securities sold under agreements to repurchase	1,961	25,045	28,462
Mandatorily redeemable capital stock	1,029	2,902	2,972
Other borrowings	—	—	31

Total interest expense	2,122,823	2,289,696	2,057,085

NET INTEREST INCOME	245,575	171,141	154,336
Provision for (reversal of) credit losses on mortgage loans held for portfolio	295	69	(513)

NET INTEREST INCOME AFTER PROVISION FOR (REVERSAL OF) CREDIT LOSSES	245,280	171,072	154,849

OTHER INCOME
Service fees	2,341	2,217	2,423
Net gain (loss) on trading securities	1,485	—	(17)
Net realized gain on held-to-maturity securities	1,787	545	—
Net (loss) gain on derivatives and hedging activities	(33,175)	4,491	2,278
Other, net	(277)	3,080	4,003

Total other (loss) income	(27,839)	10,333	8,687

OTHER EXPENSE
Compensation and benefits	26,274	24,828	22,577
Operating	14,118	14,589	16,478
Federal Housing Finance Agency	1,852	1,561	1,530
Office of Finance	1,843	1,476	982

Total other expense	44,087	42,454	41,567

INCOME BEFORE ASSESSMENTS	173,354	138,951	121,969

Affordable Housing Program	14,168	12,094	10,260
REFCORP	31,820	25,462	22,342

Total assessments	45,988	37,556	32,602

NET INCOME	$127,366	$101,395	$89,367

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE DECEMBER 31, 2007	27,173	$2,717,247	$361,347	$(26,371)	$3,052,223

Proceeds from issuance of capital stock	55,797	5,579,766	—	—	5,579,766

Repurchase/redemption of capital stock	(55,132)	(5,513,225)	—	—	(5,513,225)

Net shares reclassified to mandatorily redeemable capital stock	(29)	(2,861)	—	—	(2,861)

Comprehensive income:

Net income	—	—	127,366	—	127,366

Other comprehensive loss:

Net unrealized loss on available-for-sale securities	—	—	—	(118,804)	(118,804)

Employee retirement plans	—	—	—	(358)	(358)

Total comprehensive income					8,204

Cash dividends on capital stock (3.87% annualized)	—	—	(106,740)	—	(106,740)

BALANCE DECEMBER 31, 2008	27,809	$2,780,927	$381,973	$(145,533)	$3,017,367

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE DECEMBER 31, 2006	19,059	$1,905,878	$344,246	$(1,153)	$2,248,971

Proceeds from issuance of capital stock	20,047	2,004,664	—	—	2,004,664

Repurchase/redemption of capital stock	(12,111)	(1,211,081)	—	—	(1,211,081)

Net shares reclassified from mandatorily redeemable capital stock	178	17,786	—	—	17,786

Comprehensive income:

Net income	—	—	101,395	—	101,395

Other comprehensive (loss) income:

Net unrealized loss on available-for-sale securities	—	—	—	(25,655)	(25,655)

Employee retirement plans				437	437

Total comprehensive income					76,177

Cash dividends on capital stock (4.31% annualized)	—	—	(84,294)	—	(84,294)

BALANCE DECEMBER 31, 2007	27,173	$2,717,247	$361,347	$(26,371)	$3,052,223

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE DECEMBER 31, 2005	19,321	$1,932,054	$329,241	$(827)	$2,260,468

Proceeds from issuance of capital stock	6,802	680,213	—	—	680,213

Repurchase/redemption of capital stock	(7,037)	(703,672)	—	—	(703,672)

Net shares reclassified to mandatorily redeemable capital stock	(27)	(2,717)	—	—	(2,717)

Comprehensive income:

Net income	—	—	89,367	—	89,367

Other comprehensive income (loss):

Net unrealized gain on available-for-sale securities	—	—	—	246	246

Employee retirement plans				(657)	(657)

Total comprehensive income					88,956

Adjustment to initially apply SFAS 158	—	—	—	85	85

Cash dividends on capital stock (3.83% annualized)	—	—	(74,362)	—	(74,362)

BALANCE DECEMBER 31, 2006	19,059	$1,905,878	$344,246	$(1,153)	$2,248,971

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006

OPERATING ACTIVITIES
Net income	$127,366	$101,395	$89,367

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums, discounts, and basis adjustments on investments advances, mortgage loans, and consolidated obligations	39,905	64,147	47,470
Concessions on consolidated obligation bonds	7,559	6,079	5,960
Premises and equipment	1,026	992	460
Other	(103)	(161)	68
Provision for (reversal of) credit losses on mortgage loans held for portfolio	295	69	(513)
Gain on extinguishment of debt	(698)	—	—
Net realized gain from sale of held-to-maturity securities	(1,787)	(545)	—
Net change in fair value adjustment on trading securities	(1,485)	—	58
Net change in fair value adjustment on derivatives and hedging activities	20,773	(10,788)	(3,134)
Net realized loss on disposal of premises and equipment	12	77	20
Net change in:
Accrued interest receivable	37,117	(36,826)	6,800
Accrued interest on derivatives	59,498	(36,046)	(17,805)
Other assets	(1,341)	224	391
Accrued interest payable	19,231	900	(15,518)
Affordable Housing Program (AHP) liability and discount on AHP advances	(2,963)	(2,124)	(1,972)
Payable to REFCORP	(6,132)	335	(44,999)
Other liabilities	3,305	1,199	(2,661)

Total adjustments	174,212	(12,468)	(25,375)

Net cash provided by operating activities	301,578	88,927	63,992

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(267,916)	11,256	53,633
Securities purchased under agreements to resell	—	305,000	—
Federal funds sold	(1,620,000)	(180,000)	1,360,000
Trading securities
Proceeds from maturities and sales	—	—	8,635
Purchases	(2,150,000)	—	—
Available-for-sale securities:
Proceeds from maturities and sales	2,881,611	5,734,866	875,093
Purchases	(3,406,551)	(8,630,106)	(1,188,888)
Held-to-maturity securities:
Net (increase) decrease in short-term	(84,461)	1,019,679	356,806
Proceeds from maturities	703,616	762,400	1,047,376
Purchases	(2,564,821)	(70,000)	(494,584)
Advances to members:
Principal collected	329,770,015	93,835,701	96,517,717
Originated	(330,411,026)	(112,007,019)	(96,138,800)
Mortgage loans held for portfolio:
Principal collected	1,294,677	1,339,811	1,596,111
Originated or purchased	(1,184,389)	(370,977)	(358,595)
Additions to premises and equipment	(2,632)	(1,922)	(5,050)
Proceeds from sale of premises and equipment	10	131	60

Net cash (used in) provided by investing activities	(7,041,867)	(18,251,180)	3,629,514

FINANCING ACTIVITIES
Net change in:
Deposits	602,657	(47,635)	76,741
Net decrease in securities sold under agreement to repurchase	(200,000)	(300,000)	—
Net proceeds on derivative contracts with financing elements	24,919	—	—
Net proceeds from issuance of consolidated obligations:
Discount notes	1,143,298,513	619,804,146	738,751,137
Bonds	21,122,613	8,681,550	5,857,701
Payments for maturing and retiring consolidated obligations:
Discount notes	(1,144,771,902)	(603,019,683)	(738,144,635)
Bonds	(13,272,626)	(7,635,893)	(10,125,865)
Proceeds from issuance of capital stock	5,579,766	2,004,664	680,213
Net payments for repurchase/issuance of mandatorily redeemable capital stock	(37,993)	(1,027)	(22,949)
Payments for repurchase/redemption of capital stock	(5,513,225)	(1,211,081)	(703,672)
Cash dividends paid	(106,740)	(84,294)	(74,362)

Net cash provided by (used in) financing activities	6,725,982	18,190,747	(3,705,691)

Net (decrease) increase in cash and due from banks	(14,307)	28,494	(12,185)
Cash and due from banks at beginning of the year	58,675	30,181	42,366

Cash and due from banks at end of the year	$44,368	$58,675	$30,181

Supplemental Disclosures
Cash paid during the period for
Interest	$2,061,098	$2,239,561	$2,017,236
AHP	17,075	14,186	12,200
REFCORP	37,952	25,127	67,341
Transfers of mortgage loans to real estate owned	12,291	9,221	9,988
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
NOTES TO FINANCIAL STATEMENTS
Background Information
The Federal Home Loan Bank of Des Moines (the Bank) is a federally chartered corporation that is exempt from all federal, state, and local taxation except real property taxes and is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act). On July 30, 2008 the passage of the “Housing and Economic Recovery Act of 2008” (Housing Act) amended certain provisions of the FHLBank Act. Prior to the passage of the Housing Act, the Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the U.S. government, supervised and regulated the FHLBanks and the Federal Home Loan Bank’s Office of Finance (Office of Finance). With the passage of the Housing Act, the Federal Housing Finance Agency (Finance Agency) was established and became the new independent Federal regulator of the FHLBanks and the Office of Finance, as well as for Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). The Finance Board will be abolished one year after the date of enactment of the Housing Act, which will be on July 30, 2009. During the one-year transition period, the Finance Board will be responsible for winding up its affairs. The Finance Agency’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner. In addition, the Finance Agency ensures that the FHLBanks carry out their housing finance mission and remain adequately capitalized. The Finance Agency establishes policies and regulations governing the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.
The FHLBanks serve the public by enhancing the availability of funds (advances and mortgage loans) for residential mortgages and targeted community development. The Bank provides a readily available, low cost source of funds to its member institutions and eligible housing associates in Iowa, Minnesota, Missouri, North Dakota, and South Dakota. Regulated financial depositories, community development financial institutions, and insurance companies may apply for membership. State and local housing associates that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow; housing associates are not members of the Bank and, as such, are not permitted to hold capital stock.
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
Securities Purchased Under Agreements to Resell and Federal Funds Sold
These investments provide short-term liquidity and are carried at cost. See Note 4 for more information on the Bank’s securities purchased under agreements to resell.
Investments
The Bank classifies certain investments acquired for purposes of liquidity and asset/liability management as trading securities and carries them at fair value. The Bank records changes in the fair value of these investments through other (loss) income as “Net gain (loss) on trading securities.”
The Bank classifies certain investments it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of the available-for-sale securities not being hedged by derivative instruments is recorded in other comprehensive loss as “Net unrealized loss on available-for-sale securities.” For available-for-sale securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in value related to the risk being hedged in other (loss) income as “Net (loss) gain on derivatives and hedging activities” together with the related change in the fair value of the derivative, and records the remainder of the change in other comprehensive loss as “Net unrealized loss on available-for-sale securities.”
The Bank classifies certain investments as held-to-maturity when it has both the ability and intent to hold them to maturity. Held-to-maturity investments are carried at cost, adjusted for the amortization of premiums and accretion of discounts using the effective-yield method.

Sale or transfer of held-to-maturity securities. Under Statement of Financial Accounting Standards (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities, changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.
In addition, in accordance with SFAS 115, sales of debt securities that meet either of the following two conditions may be considered maturities for purpose of the classification of securities: 1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest-rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value, or 2) the sale of a security occurs after the Bank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.
Amortization. The Bank amortizes premiums and accretes discounts on mortgage-backed securities (MBS) using the effective-yield method over the contractual life of the securities adjusted for prepayment activity. For non-MBS, the Bank amortizes premiums and accretes discounts using the effective-yield method over the contractual life. Amortization and accretion is recorded as a component of interest income.
The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other (loss) income.

Impairment. In accordance with SFAS 115, as amended by FSP FAS 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Bank regularly evaluates its outstanding available-for-sale and held-to-maturity investments to determine whether the investment securities have incurred any other-than-temporary impairment. When evaluating whether the impairment is other-than-temporary, the Bank takes into consideration whether or not it is going to receive all of the investment’s contractual cash flows based on factors that include, but are not limited to: the creditworthiness of the issuer (rating agency actions) and the underlying collateral; the length of time and extent that fair value has been less than amortized cost; and the Bank’s intent and ability to hold the investment for a sufficient amount of time to recover the unrealized losses. The Bank may also evaluate the issuer’s business and financial outlook as well as broader industry and sector performance indicators. If the Bank determines that an other-than-temporary impairment exists, the impairment loss shall be recognized in other (loss) income equal to the entire difference between the investment’s cost and fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment would then become the new cost basis of the investment and shall not be adjusted for subsequent recoveries in fair value. The Bank did not experience any other-than-temporary impairment in the value of its investments during 2008, 2007, or 2006. For more information on the Bank’s available-for-sale and held-to-maturity investments see Notes 6 and 7.
Advances
The Bank reports advances (loans to members or housing associates) net of unearned commitment fees, discounts and premiums, discounts on AHP advances and hedging fair value adjustments. Premiums and discounts are derived based on market conditions when the Bank purchases advances from another FHLBank as a result of members consolidating their advance business into the Bank. The Bank amortizes the premiums and discounts on advances to interest income using the effective-yield method over the contractual life of the advances. The Bank credits interest on advances to income as earned.
The Bank has not incurred any credit losses on advances since its inception. Based upon the collateral held for the advances and the repayment history of the Bank’s advances, management believes an allowance for credit losses on advances is unnecessary. See Note 8 for more information.
Prepayment Fees. The Bank may charge a prepayment fee when a borrower prepays certain advances before the original maturity.
In cases in which the Bank funds a new advance concurrent with or within a short period of time of the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance.

For prepaid advances that are hedged and meet the hedge accounting requirements of SFAS 133, the Bank terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If the Bank funds a new advance to a member concurrent with or within a short period of time after the prepayment of a previous advance to that member, the Bank evaluates whether the new advance qualifies as a modification of the original hedged advance. If the new advance qualifies as a modification of the original hedged advance, the fair value gains or losses of the prepaid advance and the prepayment fees are included in the carrying amount of the modified advance, and gains or losses and prepayment fees are amortized in interest income over the life of the modified advance using the effective-yield method. If the modified advance is also hedged and the hedge meets the hedging criteria in accordance with SFAS 133, it is marked to fair value and subsequent fair value changes are recorded in other (loss) income.
If the Bank determines that the transaction does not qualify as a modification of an existing advance, it is treated as an advance termination with subsequent funding of a new advance and the net fees are recorded as “Prepayment fees on advances, net” in the Statements of Income.
Mortgage Loans Held for Portfolio
The Bank participates in the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) under which the Bank invests in conventional and government-insured (Federal Housing Administration, Veterans Administration, and U.S. Department of Agriculture) residential mortgage loans that are acquired through or purchased from a participating financial institution member (PFI). MPF loans may also be purchased by the Bank through participations with other FHLBanks. For one of the Bank’s MPF products, a PFI originates mortgage loans as an agent for the Bank and the loans are funded and owned by the Bank. This process is commonly known as table funding. For all other MPF products, a PFI sells closed loans to the Bank. The Bank does not purchase mortgage loans through an intermediary such as a trust. The Bank manages the liquidity, interest rate, and prepayment risk of the loans while the PFI retains the customer relationship and loan servicing activities. If the member is participating in the servicing released program, the member concurrently sells the servicing of the mortgage loans to a designated mortgage service provider.
The Bank classifies mortgage loans as held for portfolio and reports them at their principal amount outstanding, net of premiums and discounts, hedging fair value adjustments, and allowance for credit losses on mortgage loans.
Amortization. The Bank computes amortization and accretion of premiums, discounts, and other nonrefundable fees on mortgage loans using the effective-yield method over the contractual life. Amortization and accretion is recorded as a component of interest income.

The Bank and the PFI share in the credit risk of the loans which involves several layers of legal loss protection that are defined in agreements among the Bank and its participating members. Though the structuring of these layers of loss protection differs slightly between the MPF products the Bank offers, each product contains the same credit risk structure.
Credit Enhancement Fees. For managing the inherent credit risk, the participating member receives credit enhancement fees from the Bank. This fee is accrued monthly based on the remaining unpaid principal balance. When the Bank incurs losses for certain MPF products, it reduces credit enhancement fee payments until the amount of the loss is recovered up to the limit of the First Loss Account (FLA).
The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. The Bank records non-origination fees received from its PFIs, such as delivery commitment extension fees, pair off fees, and price adjustment fees, as part of the mark-to-market on derivatives to which they relate or as part of the loan basis, as applicable. Delivery commitment extension fees are received when the PFI requires an extension of the delivery commitment on an MPF loan beyond the original stated maturity date. These fees compensate the Bank for interest lost as a result of the late funding of the loan and represent the member purchasing a derivative from the Bank. Pair-off fees represent a make-whole provision and are received when the amount funded is less than a specific percentage of the delivery commitment amount. Price adjustment fees are received when the amount funded is greater than a specified percentage of the delivery commitment amount. These fees compensate the Bank for hedge costs associated with the under delivery or over delivery, respectively. To the extent that pair off fees relate to under deliveries of loans, they are included in the mark-to-market of the related delivery commitment derivative. To the extent that price adjustment fees relate to over deliveries, they represent purchase price adjustments to the related loans acquired and are recorded as part of the loan basis.
The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. A government-insured loan is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the (1) U.S. government guarantee of the loan and (2) contractual obligation of the loan servicer to repurchase the loan when certain delinquency criteria are met.

Allowance for Credit Losses on Mortgage Loans
The Bank establishes an allowance for loan losses on its conventional mortgage loan portfolio as of the balance sheet date. The allowance is an estimate of probable losses contained in the portfolio. On a regular basis, the Bank monitors delinquency levels, loss rates, and portfolio characteristics such as geographic concentration, loan-to-value ratios, property types, and loan age. The Bank does not maintain an allowance for loan losses on the government-insured mortgage loan portfolio because of the (1) U.S. government guarantee of the loans and (2) contractual obligation of the loan servicer to repurchase the loan when certain delinquency criteria are met.
The Bank considers the members’ credit enhancements, including the recapture of base or performance based credit enhancement fees, when estimating the allowance for loan losses. The allowance estimate is based on historical loss experience, current delinquency levels, economic data, and other relevant factors using a pooled loan approach. The Bank’s historical loss experience and analysis are driven by two primary components: frequency of mortgage loan default and loss severity. Other relevant factors evaluated in the Bank’s methodology include changes in national/local economic conditions, changes in the nature of the portfolio, changes in the portfolio performance, and the existence and effect of geographic concentrations.
The Bank monitors and reports portfolio performance regarding delinquency, nonperforming loans, and net charge-offs monthly. Adjustments to the allowance for credit losses are considered quarterly based upon charge-offs, the amount of nonperforming loans, as well as the other relevant factors discussed above. For the years ended December 31, 2008, 2007, and 2006, the Bank recorded an allowance for credit losses in the amount of $0.5 million, $0.3 million, and $0.3 million.
Other Real Estate Owned
Nonperforming loans that have been foreclosed but not yet liquidated are reclassified to real estate owned in other assets. At the time of reclassification, the Bank records loan charge-offs to the allowance for loan losses if the fair value of the foreclosed asset is less than the loan’s carrying amount. Subsequent realized gains and realized or unrealized losses are recorded in other (loss) income.
MPF Shared Funding Program
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

Application of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46-R (a revision to FIN No. 46 Consolidation of Variable Interest Entities (FIN 46)) to the Bank is limited to the MPF shared funding securities. In regards to the shared funding program, the Bank currently holds MPF shared funding securities which it believes were issued by qualifying special purpose entities (QSPE) that are sponsored by One Mortgage Partners Corporation, a subsidiary of JPMorgan Chase. A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on preset terms. A QSPE must meet certain criteria in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement 125 (SFAS 140) to be considered a QSPE. FIN 46-R does not require an investor to consolidate a QSPE, as long as the investor does not have the unilateral ability to liquidate the QSPE or cause it to no longer meet the QSPE criteria. The Bank meets this scope exception for QSPEs under FIN 46-R, and accordingly, does not consolidate its investments in the MPF shared funding securities. See Note 9 for more information.
Premises, Software, and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. The Bank computes depreciation using the straight-line method over the estimated useful lives of relevant assets ranging from two to ten years. The Bank amortizes leasehold improvements using the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense for premises and equipment was $0.9 million, $0.9 million, and $0.4 million for the years ended December 31, 2008, 2007, and 2006. The Bank includes gains and losses on disposal of premises and equipment in other (loss) income. The total net realized loss on disposal of premises and equipment was $12,000, $77,000, and $20,000 for the years ended December 31, 2008, 2007, and 2006.
The cost of computer software developed for internal use is accounted for in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. At December 31, 2008 the Bank had capitalized $1.2 million for internally developed computer software that has not gone into production. Depreciation and amortization expense for computer software was $90,000, $49,000, and $23,000 for the years ended December 31, 2008, 2007 and 2006. The amount of unamortized computer software was $1.5 million and $0.3 million at December 31, 2008 and 2007.

Derivatives
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
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset, liability, or unrecognized firm commitment that are attributable to the hedged risk are recorded in other (loss) income as “Net (loss) gain on derivatives and hedging activities.” The Bank would have hedge ineffectiveness to the extent that the change in the fair value of the derivative differs from the change in fair value of the hedged item.
An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value on the derivatives that are recorded in the Bank’s income but not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the Bank recognizes only the net interest and the change in fair value of these derivatives in other (loss) income as “Net (loss) gain on derivatives and hedging activities” with no offsetting fair value adjustments for the related assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as cash flows from operating activities in the Statements of Cash Flows.

The differences between accrued interest receivable and accrued interest payable on derivatives designated as fair value hedges are recognized as adjustments to the income or expense of the designated underlying hedged asset, liability, or firm commitment. The differences between accrued interest receivable and accrued interest payable on derivatives designated as economic hedges are recognized in other (loss) income as “Net (loss) gain on derivatives and hedging activities.” Both the net interest on the stand-alone derivative and the fair value changes are recorded in other (loss) income as “Net (loss) gain on derivatives and hedging activities.”
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
If hedging relationships meet certain criteria specified in SFAS 133, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting requires the Bank to evaluate the effectiveness of the hedging relationship at inception and on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the “long haul” method of accounting. Transactions that meet more stringent criteria qualify for the “short cut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative.
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
When hedge accounting is discontinued because the Bank determines that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, the Bank continues to carry the derivative on the Statements of Condition at its fair value, ceases to adjust the hedged asset or liability for changes in fair value, and amortizes the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the effective-yield method.
When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the Statements of Condition at its fair value, removing from the Statements of Condition any asset or liability that was recorded to recognize the firm commitment and recording the amount as a gain or loss in current period earnings.
Securities Sold Under Agreements to Repurchase
The Bank periodically holds securities sold under agreements to repurchase those securities. The amounts received under these agreements represent borrowings and are classified as liabilities in the Statements of Condition.
Consolidated Obligations
Consolidated obligations consist of bonds and discount notes and as provided by the FHLBank Act or Finance Agency regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of the FHLBank debt through the Office of Finance. Bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on their maturity. Discount notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.

Although the Bank is primarily liable for its portion of consolidated obligations (i.e. those issued on its behalf), the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Agency). If, however, the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations between the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.
Concessions on Consolidated Obligations. The Bank defers and amortizes, using the effective-yield method, the amounts paid to dealers in connection with the sale of bonds and discount notes over the term to maturity of the bonds and discount notes. The Office of Finance prorates the amount of the concession to the Bank based on the percentage of the debt assumed by the Bank. See Note 13 for more information.
Discounts and Premiums on Consolidated Obligations. The Bank uses the effective-yield method to amortize to interest expense the discounts and premiums on bonds and discount notes over their terms to maturity.
Mandatorily Redeemable Capital Stock
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

When any of the above events occur, the Bank reclassifies stock from equity to a liability at fair value. The Bank does not take into consideration its members’ right to cancel a redemption request in determining when shares of capital stock should be classified as a liability because the Capital Plan provides for a cancellation fee on all cancellations. At December 31, 2008 this cancellation fee was zero. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows.
If a member cancels its written notice of redemption or notice of withdrawal, the Bank reclassifies mandatorily redeemable capital stock from a liability to equity in accordance with SFAS 150. After the reclassification, dividends on the capital stock are no longer classified as interest expense.
Finance Agency and Office of Finance Expenses
The Bank is assessed for its proportionate share of the operating costs of the Finance Agency, the Bank’s primary regulator, and the Office of Finance, which manages the sale and servicing of consolidated obligations. The Finance Agency’s expenses and working capital fund are allocated to the Bank based on the Bank’s pro rata share of the annual assessments based on the ratio between the Bank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank. Each Bank must pay an amount equal to one-half of its annual assessment twice each year. The Office of Finance allocates its operating and capital expenditures based on each FHLBank’s percentage of capital stock, percentage of consolidated obligations issued, and percentage of consolidated obligations outstanding.
Affordable Housing Program
The FHLBank Act requires each FHLBank to establish and fund an AHP. The Bank accrues this expense monthly based on its earnings excluding mandatorily redeemable capital stock interest expense and establishes a liability. The AHP grants provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low, low, and moderate income households. The Bank has the authority to make the AHP subsidy available to members as a grant. As an alternative, the Bank also has the authority to make subsidized AHP advances, which are advances at an interest rate below the Bank’s cost of funds. When the Bank makes an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance. The discount on AHP advances is accreted to interest income on advances using an effective-yield methodology over the life of the advance. See Note 14 for more information.

Annually, each FHLBank is required to set aside 10 percent of its current year regulatory income to fund next year’s AHP obligation. Regulatory income is defined by the Bank as GAAP income before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. The treatment of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other.
If the Bank experienced a regulatory loss during a quarter, but still had regulatory income for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date regulatory income. If the Bank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a regulatory loss for a full year, the Bank would have no obligation to the AHP for the year except in the following circumstance. If the result of the aggregate 10 percent calculation described above is less than $100.0 million for all 12 FHLBanks, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100.0 million. The allocation is based on the ratio of each FHLBank’s regulatory income before REFCORP assessments to the sum of regulatory income before REFCORP assessments of the 12 FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net earnings. There was no shortfall in 2008, 2007, or 2006.
Resolution Funding Corporation (REFCORP)
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

The Finance Agency is required to shorten the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which there is an excess quarterly payment. An excess quarterly payment is the amount by which the actual quarterly payment exceeds $75.0 million.
The Finance Agency is required to extend the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75.0 million.
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
Estimated Fair Values
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
Cash Flows
In the Statements of Cash Flows, the Bank considers cash and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the Statements of Cash Flows, but are instead treated as short-term investments and are reflected in the investing activities section of the Statements of Cash Flows.

Reclassifications
Certain amounts in the 2007 financial statements and footnotes have been reclassified to conform to the 2008 presentation. In accordance with FIN No. 39-1, Amendment of FIN No. 39 (FIN 39-1), the Bank recognized the effects of applying FIN 39-1 as a change in accounting principle through retrospective application for all financial statement periods presented. Previously, the cash collateral amounts arising from the same master netting arrangement as the derivative instruments were reported as interest-bearing deposits and the related accrued interest amounts were reported as accrued interest receivable and/or accrued interest payable, as applicable. These amounts are now components of “Derivative assets” and/or “Derivative liabilities.” For more information related to FIN 39-1, see “Note 2 — Recently Issued Accounting Standards and Interpretations.”
During the first quarter of 2008, on a retrospective basis, the Bank reclassified all purchases, sales and maturities of trading securities held for investment purposes, previously reported as cash flows from operating activities, to cash flows from investing activities in the Statement of Cash Flows. Refer to “Note 2 — Recently Issued Accounting Standards and Interpretations” for further details on this reclassification.
Effective July 1, 2008 the Bank enhanced its internal segment methodology. Prior period amounts were reclassified to be consistent with the enhanced methodology presented at December 31, 2008. Refer to “Note 18 — Segment Information” for further details on this methodology change.
During the third quarter of 2008, on a retrospective basis, the Bank revised the classification of its investments in certificates of deposit, previously reported as interest-bearing deposits, to held-to-maturity securities in the Statements of Condition and Income based on the definition of a security under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). These financial instruments have been appropriately revised as held-to-maturity securities based on the Bank’s intent of holding them until maturity. This revision had no effect on total assets or net interest income and net income. The certificates of deposit that do not meet the definition of a security will continue to be classified as interest-bearing deposits on the Statements of Condition and Income.

Note 2—Recently Issued Accounting Standards and Interpretations
FSP EITF 99-20-1. On January 12, 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirement in SFAS 115 and other related guidance. FSP EITF 99-20-1 is effective and should be applied prospectively for financial statements issued for fiscal years and interim periods ending after December 15, 2008 (December 31, 2008 for the Bank). The Bank’s adoption of FSP EITF 99-20-1 at December 31, 2008 did not have a material effect on the Bank’s financial condition, results of operations or cash flows.
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

FSP 133-1 and FIN 45-4. On September 12, 2008, the FASB issued FSP 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends SFAS 133 and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45) to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). FSP 133-1 and FIN 45-4 also amends SFAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value, and recourse provisions. Additionally, FSP 133-1 and FIN 45-4 amends FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which the Bank measures risk. While the Bank does not currently enter into credit derivatives, it does have guarantees — the FHLBanks’ joint and several liability on consolidated obligations and letters of credit. The adoption of FSP FAS 133-1 and FIN 45-4 resulted in increased financial statement disclosures. The provisions of FSP 133-1 and FIN 45-4 that amend SFAS 133 and FIN 45 are effective for fiscal years and interim periods ending after November 15, 2008 (December 31, 2008 for the Bank).
SFAS 161. On March 19, 2008, the FASB issued SFAS 161. SFAS 161 is intended to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures that enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Additionally, FSP 133-1 and FIN 45-4 clarifies that the disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008 (January 1, 2009 for the Bank). The adoption of SFAS 161, FSP 133-1, and FIN 45-4 will result in increased financial statement disclosures.
SFAS 157 and 159. Effective January 1, 2008, the Bank adopted SFAS 157, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes hierarchy based on the inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. SFAS 159 allows an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. The effect of adopting SFAS 157 did not have a material impact to the Bank’s results of operations or financial condition. The Bank did not elect the fair value option, under SFAS 159, at January 1, 2008, to carry certain financial assets and liabilities at fair value in the financial statements. Refer to “Note 19 — Estimated Fair Values” for additional information on the fair value of certain financial assets and liabilities.

Cash Flows from Trading Securities. SFAS 159 amends SFAS 95 and SFAS 115 to specify that cash flows from trading securities (which include securities for which an entity has elected the fair value option) should be classified in the Statement of Cash Flows based on the nature of and purpose for which the securities were acquired. Prior to this amendment, SFAS 95 and SFAS 115 specified that all cash flows from trading securities must be classified as cash flows from operating activities. On a retrospective basis, beginning in the first quarter of 2008, the Bank reclassified all purchases, sales and maturities of trading securities held for investment purposes as cash flows from investing activities. Cash flows related to trading securities held for trading purposes continue to be reported as cash flows from operating activities.
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
Note 3—Cash and Due from Banks
The Bank maintains collected cash balances with commercial banks in return for certain services. These arrangements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2008 and 2007 that were held for these purposes were $6.4 million and $0.8 million.
The Bank maintains average compensating balances with Federal Reserve Banks as clearing balances to facilitate the movement of funds supporting the Bank’s and its members activities. There are no legal restrictions under these agreements on the withdrawal of these funds. Earnings credits on these balances may be used to pay for services received. The average compensating balances for this account were approximately $20.5 million and $33.9 million for the years ended December 31, 2008 and 2007.

Pass-through Deposit Reserves. The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. At December 31, 2008 and 2007, the amount shown as cash and due from banks includes pass-through reserves deposited with Federal Reserve Banks of $4.1 million and $1.8 million. The Bank classifies member reserve balances as deposits in the Statements of Condition.
Note 4—Securities Purchased Under Agreements to Resell
The Bank periodically holds securities purchased under agreements to resell those securities. These amounts represent short-term loans and are classified as assets in the Statements of Condition. These securities purchased under agreements to resell are held in safekeeping in the name of the Bank by a Federal Reserve Bank or third party custodians approved by the Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the Bank or the dollar value of the resale agreement will be paid down and the asset balance will be decreased accordingly. The Bank is permitted to sell or repledge these assets. The Bank did not hold any securities purchased under agreement to resell at December 31, 2008 or 2007. At December 31 2006, the Bank held securities purchased under agreements to resell. These securities matured and were sold during 2007.
Note 5—Trading Securities
Major Security Types. Trading securities at December 31, 2008 and 2007 were as follows (dollars in thousands):

	2008	2007

Non-mortgage-backed securities	$2,151,485	$—

Trading securities represented investments in Temporary Liquidity Guarantee Program (TLGP) debt. The TLGP was created by the FDIC and represents corporate debentures backed by the full faith and credit of the U.S. Government.

The following table summarizes net gain (loss) on trading securities for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	2008	2007	2006

Unrealized holding gain (loss) on trading securities	$1,485	$—	$(58)
Gain on the sale of trading securities	—	—	41

Total net gain (loss) on trading securities	$1,485	$—	$(17)

Note 6—Available-for-Sale Securities
Major Security Types. Available-for-sale securities at December 31, 2008 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Non-mortgage-backed securities
State or local housing agency obligations	$580	$—	$—	$580

Mortgage-backed securities
Government-sponsored enterprise	3,983,671	—	144,271	3,839,400

Total	$3,984,251	$—	$144,271	$3,839,980

Available-for-sale securities at December 31, 2007 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Non-mortgage-backed securities
Government-sponsored enterprise obligations	$219,014	$62	$—	$219,076

Mortgage-backed securities
Government-sponsored enterprise	3,240,093	529	26,058	3,214,564

Total	$3,459,107	$591	$26,058	$3,433,640

State or local housing agency obligations represented Housing Finance Agency (HFA) bonds that were purchased by the Bank, at par, from housing associates in the Bank’s district under standby bond purchase agreements. These standby bond purchase agreements are purchased and sold by the Bank at par in accordance with the agreement. For additional details, refer to “Note 20 — Commitments and Contingencies” at page S-73.
Government-sponsored enterprise obligations represented Fannie Mae and Freddie Mac debt securities. Government-sponsored enterprise MBS represented Fannie Mae and Freddie Mac securities. During 2008 and at December 31, 2008 the Bank did not hold any preferred stock issued by Fannie Mae or Freddie Mac.
The following tables summarize the available-for-sale securities with unrealized losses at December 31, 2008. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities
Government-sponsored enterprise	$1,487,246	$45,639	$2,352,154	$98,632	$3,839,400	$144,271

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

Other-than-Temporary Impairment Analysis on Available-for-Sale Securities. The Bank evaluates its individual available-for-sale securities for other-than-temporary impairment at least on a quarterly basis. To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook; the creditworthiness of the issuers of the agency debt securities; the GSE guarantee of the holdings of agency MBS; the underlying type of collateral; duration and level of the unrealized loss; any credit enhancements or insurance; and delinquency rates and security performance. As part of the process, the Bank considers its ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses. As a result of these evaluations and the Bank’s ability and intent to hold securities through the recovery of the unrealized losses, the Bank believes that it is probable that it will be able to collect all amounts when due according to the contractual terms of the individual securities and does not consider its securities to be other-than-temporarily impaired at December 31, 2008.
Redemption Terms. The following table shows the amortized cost and estimated fair value of available-for-sale securities at December 31, 2008 and 2007 categorized by contractual maturity (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2008		2007
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$—	$—	$219,014	$219,076
Due after ten years	580	580	—	—

	580	580	219,014	219,076

Mortgage-backed securities	3,983,671	3,839,400	3,240,093	3,214,564

Total	$3,984,251	$3,839,980	$3,459,107	$3,433,640

The amortized cost of the Bank’s MBS classified as available-for-sale includes net discounts of $7.3 million and $3.8 million at December 31, 2008 and 2007.

Interest Rate Payment Terms. The following table details interest rate payment terms for investment securities classified as available-for-sale at December 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Amortized cost of available-for-sale securities other than mortgage-backed securities
Fixed rate	$—	$219,014
Variable rate	580	—

	580	219,014
Amortized cost of available-for-sale mortgage-backed securities
Collateralized mortgage obligations
Variable rate	3,983,671	3,240,093

Total	$3,984,251	$3,459,107

Note 7—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities at December 31, 2008 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
Commercial paper	$384,757	$146	$1	$384,902
State or local housing agency obligations	92,765	1,878	80	94,563
Other	6,906	166	—	7,072

Total non-mortgage-backed securities	484,428	2,190	81	486,537

Mortgage-backed securities
Government-sponsored enterprise	5,329,884	64,310	87,540	5,306,654
U.S. government agency-guaranteed	52,006	—	981	51,025
MPF shared funding	47,156	—	2,573	44,583
Other	38,534	—	10,045	28,489

Total mortgage-backed securities	5,467,580	64,310	101,139	5,430,751

Total	$5,952,008	$66,500	$101,220	$5,917,288

Held-to-maturity securities at December 31, 2007 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
Certificates of deposit	$100,000	$—	$—	$100,000
Commercial paper	199,979	—	—	199,979
State or local housing agency obligations	73,960	2,888	—	76,848
Other	8,436	190	—	8,626

Total non-mortgage-backed securities	382,375	3,078	—	385,453

Mortgage-backed securities
Government-sponsored enterprise	3,457,801	14,393	20,302	3,451,892
U.S. government agency-guaranteed	64,099	303	65	64,337
MPF shared funding	53,142	—	1,136	52,006
Other	47,600	—	573	47,027

Total mortgage-backed securities	3,622,642	14,696	22,076	3,615,262

Total	$4,005,017	$17,774	$22,076	$4,000,715

State or local housing agency obligations represented HFA bonds purchased by the Bank from housing associates within its district. Other investments represented investments in municipal bonds, Small Business Investment Company, and other non-Federal agency MBS.
Government-sponsored enterprise MBS represented Fannie Mae or Freddie Mac securities. U.S. government agency-guaranteed MBS represented Ginnie Mae securities and Small Business Administration (SBA) Pool Certificates. SBA Pool Certificates represent undivided interests in pools of the guaranteed portions of SBA loans. The SBA’s guarantee of the Pool Certificate is backed by the full faith and credit of the U.S. Government. During 2008 and at December 31, 2008 the Bank did not hold any preferred stock issued by Fannie Mae or Freddie Mac.

The following table shows the held-to-maturity securities with unrealized losses at December 31, 2008. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Non-mortgage-backed securities
Commercial paper	$99,903	$1	$—	$—	$99,903	$1
State or local housing agency obligations	19,920	80	—	—	19,920	80

	119,823	81	—	—	119,823	81

Mortgage-backed securities
Government-sponsored enterprise	1,933,043	61,049	653,825	26,491	2,586,868	87,540
U.S. government agency-guaranteed	47,939	901	3,085	80	51,024	981
MPF shared funding	—	—	44,583	2,573	44,583	2,573
Other	321	2	28,168	10,043	28,489	10,045

	1,981,303	61,592	729,661	39,187	2,710,964	101,139

Total	$2,101,126	$62,033	$729,661	$39,187	$2,830,787	$101,220

The following table shows the held-to-maturity securities with unrealized losses at December 31, 2007. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities
Government-sponsored enterprise	$942,596	$6,031	$939,310	$14,271	$1,881,906	$20,302
U.S. government agency-guaranteed	4,729	5	1,852	60	6,581	65
MPF shared funding	—	—	52,006	1,136	52,006	1,136
Other	46,551	573	—	—	46,551	573

Total	$993,876	$6,609	$993,168	$15,467	$1,987,044	$22,076

Other-than-Temporary Impairment Analysis on Held-to-Maturity Securities. The Bank evaluates its individual held-to-maturity securities for other-than-temporary impairment at least on a quarterly basis. To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook; the creditworthiness of the issuers of the agency debt securities; the strength of the GSE guarantee of the holdings of agency MBS; the underlying type of collateral; duration and level of the unrealized loss; any credit enhancements or insurance; and delinquency rates and security performance. As part of the process, the Bank considers its ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses. As a result of these evaluations and the Bank’s ability and intent to hold securities through the recovery of the unrealized losses, the Bank believes that it is probable that it will be able to collect all amounts when due according to the contractual terms of the individual securities and does not consider its securities to be other-than-temporarily impaired at December 31, 2008.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities at December 31, 2008 and 2007 by contractual maturity are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2008		2007
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$384,757	$384,902	$305,428	$305,443
Due after one year through five years	2,989	3,154	2,987	3,162
Due after five years through ten years	3,205	3,261	—	—
Due after ten years	93,477	95,220	73,960	76,848

	484,428	486,537	382,375	385,453

Mortgage-backed securities	5,467,580	5,430,751	3,622,642	3,615,262

Total	$5,952,008	$5,917,288	$4,005,017	$4,000,715

The amortized cost of the Bank’s MBS classified as held-to-maturity included net discounts of $22.6 million and $23.5 million at December 31, 2008 and 2007.
Interest Rate Payment Terms. The following table details interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Amortized cost of held-to-maturity securities other than mortgage-backed securities
Fixed rate	$484,428	$382,375

Amortized cost of held-to-maturity mortgage-backed securities
Pass-through securities
Fixed rate	404,078	508,236
Variable rate	8,093	9,860
Collateralized mortgage obligations
Fixed rate	2,318,079	2,096,269
Variable rate	2,737,330	1,008,277

	5,467,580	3,622,642

Total	$5,952,008	$4,005,017

Gains and Losses on Maturities. The Bank sold MBS with a carrying value of $47.4 million out of its held-to-maturity portfolio and recognized a gain of $1.8 million in other (loss) income during 2008. In 2007 the Bank sold MBS with a carrying value of $32.5 million out of its held-to-maturity portfolio and recognized a gain of $0.5 million in other (loss) income. The MBS sold had less than 15 percent of the acquired principal outstanding. As such, the sales were considered maturities for the purpose of the securities classification and did not impact the Bank’s ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturities.
Note 8—Advances
Members use the Bank’s various advance programs as sources of funding for mortgage lending, affordable housing and other community lending (including economic development), and general asset-liability management. Advances also may be used to provide funds to any CFI for loans to small businesses, small farms, and small agribusinesses. Our primary advance products include the following:
Overnight advances that are used primarily to fund the short-term liquidity needs of our borrowers. These advances are automatically renewed until the borrower pays down the advances. Interest rates are set daily.
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
Redemption Terms. At December 31, 2008 and 2007, average interest rates paid on the Bank’s advances, including AHP advances (see Note 14) were 3.11 percent and 5.31 percent. The following table shows the Bank’s advances outstanding at December 31, 2008 and 2007 (dollars in thousands):

	2008		2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate %	Amount	Rate %

Overdrawn demand deposit accounts	$623	—	$414	—
2008	—	—	19,817,080	4.50
2009	9,332,574	2.70	3,498,660	4.88
2010	5,212,502	3.97	2,907,585	5.13
2011	3,656,941	3.45	2,225,344	5.04
2012	5,014,300	2.25	2,965,609	4.78
2013	4,893,217	2.37	1,375,054	4.93
Thereafter	12,552,790	3.32	7,232,190	4.67

Total par value	40,662,947	3.03	40,021,936	4.68

Commitment fees	*		(2)
Discounts on AHP advances	(34)		(90)
Premiums	380		449
Discounts	(9)		(37)
Hedging fair value adjustments
Cumulative fair value gain	1,082,129		382,899
Basis adjustments from terminated hedges and ineffective hedges	152,066		6,533

Total	$41,897,479		$40,411,688

*	Amount is less than one thousand.

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2008 and 2007, the Bank had callable advances of $7.9 billion and $1.3 billion.
The following table summarizes advances at December 31, 2008 and 2007, by year of contractual maturity or next call date for callable advances (dollars in thousands):

Year of Contractual Maturity or Next Call Date	2008	2007

Overdrawn demand deposit accounts	$623	$414
2008	—	21,009,660
2009	16,934,745	3,530,926
2010	5,279,406	2,929,738
2011	3,652,944	2,244,741
2012	2,290,764	1,984,624
2013	3,292,310	1,375,053
Thereafter	9,212,155	6,946,780

Total par value	$40,662,947	$40,021,936

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At December 31, 2008 and 2007, the Bank had putable advances outstanding totaling $8.5 billion and $7.5 billion.
The following table summarizes advances at December 31, 2008 and 2007, by year of contractual maturity or next put date for putable advances (dollars in thousands):

Year of Contractual Maturity or Next Put Date	2008	2007

Overdrawn demand deposit accounts	$623	$414
2008	—	23,679,230
2009	14,353,624	4,326,960
2010	5,754,252	2,985,136
2011	3,973,741	1,809,744
2012	4,631,600	2,562,909
2013	4,566,317	1,109,553
Thereafter	7,382,790	3,547,990

Total par value	$40,662,947	$40,021,936

Security Terms. The Bank lends to financial institutions within its district according to Federal statutes, including the FHLBank Act. The FHLBank Act requires the Bank to obtain sufficient collateral on advances to protect against losses and permits the Bank to accept the following as eligible collateral on such advances: whole first mortgages on improved residential property or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. Government or any of the government-sponsored housing enterprises, including without limitation MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash deposited in the Bank; and other real estate-related collateral acceptable to the Bank provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. As additional security, the FHLBank Act provides that the Bank has a lien on each borrower’s capital stock in the Bank. CFIs are defined under applicable law as those institutions that have, as of the date of the transaction at issue, less than $1.0 billion in average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the consumer price index). CFIs are eligible under expanded statutory collateral rules to pledge as collateral for advances small-business, small- farm and small-agribusiness loans fully secured by collateral other than real estate, or securities representing a whole interest in such secured loans. Secured loans for “community development activities” also constitute eligible collateral for advances to CFIs.
At December 31, 2008 and 2007, the Bank had rights to collateral with a discounted value greater than the related outstanding advances. Collateral discounts, or haircuts, are applied to the unpaid principal balance or market value, if available, of the collateral to determine the advance equivalent value of the collateral securing each borrower’s obligations. The amount of these discounts, or haircuts, will vary based on the type of collateral and security agreement. Additionally, the Bank imposes the following requirements to protect the advances made:
(1)	Requiring the borrower to execute a written security agreement whereby the borrower retains possession of the collateral assigned to the Bank and agrees to hold such collateral for the benefit of the Bank; or
(2)	Requiring the borrower specifically to assign or place physical possession of such collateral with the Bank or a third-party custodian approved by the Bank.
Beyond these provisions, the FHLBank Act affords any security interest granted by a member or any affiliate of the member to the Bank, priority over the claims and rights of any other party except those claims that would be entitled to priority under otherwise applicable law and that are held by bona fide purchasers for value or by secured parties with perfected security interests. The Bank may perfect its security interest in accordance with applicable state laws through means such as filing Uniform Commercial Code financing statements or through taking possession of collateral.
Credit Risk. The Bank has never experienced a credit loss on an advance to a member. Bank management has policies and procedures in place to appropriately manage this credit risk. Accordingly, the Bank has not provided any allowance for losses on advances.

Although management has policies and procedures in place to manage credit risk, the Bank may be exposed because the outstanding advance value may exceed the liquidation value of the Bank’s collateral. The Bank mitigates this risk through applying collateral discounts, requiring most borrowers to execute a blanket lien, taking delivery of collateral, and limiting extensions of credit. The Bank’s potential credit risk from advances is concentrated in commercial banks and insurance companies.
At December 31, 2008 and 2007, the Bank had $18.3 billion and $23.2 billion of par value advances outstanding that were greater than or equal to $1 billion per member. These advances were made to seven member institutions, representing 45 percent and 58 percent of total advances outstanding at December 31, 2008 and 2007, respectively. The Bank holds sufficient collateral to cover the advances to these institutions, and does not expect to incur any credit losses on these advances.
Interest Rate Payment Terms. The following table details additional interest-rate payment terms for advances at December 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Par amount of advances
Fixed rate	$28,050,033	$35,303,332
Variable rate	12,612,914	4,718,604

Total	$40,662,947	$40,021,936

Prepayment Fees. The Bank recorded prepayment fees net of hedging fair value adjustments of $0.9 million, $1.5 million, and $0.5 million during the years ended December 31, 2008, 2007, and 2006. Gross advance prepayment fees received from members and former members were $3.2 million, $3.6 million, and $1.3 million during the years ended December 31, 2008, 2007, and 2006.
Note 9—Mortgage Loans Held for Portfolio
The MPF program involves investment by the Bank in mortgage loans that are held-for-portfolio which are either funded by the Bank through, or purchased from, participating members (collectively, MPF loans). MPF loans may also represent the Bank’s participation in such mortgage loans from other FHLBanks. The Bank’s members originate, service, and credit enhance home mortgage loans that are then sold to the Bank. Members participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the participant to a designated mortgage service provider.

Mortgage loans with a contractual maturity of 15 years or less are classified as medium-term, and all other mortgage loans are classified as long-term. The following table presents information at December 31, 2008 and 2007 on mortgage loans held for portfolio (dollars in thousands):

	2008	2007
Real Estate:
Fixed rate, medium-term single family mortgages	$2,409,977	$2,569,808
Fixed rate, long-term single family mortgages	8,266,134	8,220,921

Total par value	10,676,111	10,790,729

Premiums	86,355	96,513
Discounts	(81,547)	(93,094)
Basis adjustments from mortgage loan commitments	4,491	7,847
Allowance for credit losses	(500)	(300)

Total mortgage loans held for portfolio, net	$10,684,910	$10,801,695

The par value of mortgage loans held for portfolio outstanding at December 31, 2008 and 2007 consisted of government-insured loans totaling $423.4 million and $461.1 million and conventional loans totaling $10.3 billion, respectively.
The Bank’s management of credit risk in the MPF program involves several layers of legal loss protection that are defined in agreements among the Bank and its participating members. Though the nature of these layers of loss protection differs slightly among the MPF products we offer, each product contains similar credit risk structures. For conventional loans, the credit risk structure contains the following layers of loss protections in order of priority:
•	Homeowner equity.
•	Primary Mortgage Insurance for all loans with home owner equity of less than 20 percent of the original purchase price or appraised value.
•	FLA established by the Bank. FLA is a memorandum account for tracking losses and such losses are either recoverable from future payments of performance based credit enhancement fees to the member or absorbed by the Bank.
•	Credit enhancements (including supplemental mortgage insurance (SMI)) provided by participating members. The size of the participating member’s credit enhancement is calculated so that any losses in excess of the FLA are limited to those of an investor in a mortgage-backed security that is rated the equivalent of AA by an NRSRO. To cover losses equal to all or a portion of the credit enhancement obligations, participating members are required to either collateralize their credit enhancement obligations or to purchase SMI from a highly rated mortgage insurer for the benefit of the Bank.
•	Losses greater than credit enhancements provided by members are the responsibility of the Bank. The Bank utilizes an allowance for any estimated losses beyond the above layers.

The allowance for credit losses on mortgage loans was as follows (dollars in thousands):

	2008	2007	2006

Balance, beginning of year	$300	$250	$763

Charge-offs	(95)	(19)	—
Recoveries	—	—	—

Net (charge-offs) recoveries	(95)	(19)	—

Provision for (reversal of) credit losses	295	69	(513)

Balance, end of year	$500	$300	$250

On a regular basis, the Bank monitors delinquency levels, loss rates, and portfolio characteristics such as geographic concentration, loan-to-value ratios, property types, and loan age. Other relevant factors evaluated in its methodology include changes in national/local economic conditions, changes in the nature of the portfolio, changes in the portfolio performance, and the existence and effect of geographic concentrations. The Bank monitors and reports portfolio performance regarding delinquency, nonperforming loans, and net charge-offs monthly. Adjustments to the allowance for credit losses are considered quarterly based upon charge-offs, the amount of nonperforming loans, as well as the other relevant factors discussed above. As a result of this analysis, during the years ended December 31, 2008 and 2007, the Bank increased its allowance for credit losses through a provision of $295,000 and $69,000.
During the year ended December 31, 2008, the Bank recorded charge-offs of $95,000. At December 31, 2008 and 2007, the Bank had $48.4 million and $27.3 million of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $0.5 million and $0.3 million at December 31, 2008 and 2007. At December 31, 2008 and 2007, the Bank’s other assets included $7.6 million and $5.6 million of real estate owned.
The Bank records credit enhancement fees as a reduction to mortgage loan interest income. Credit enhancement fees totaled $18.8 million, $20.8 million, and $23.2 million for the years ended December 31, 2008, 2007, and 2006.

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
Consistent with Finance Agency regulation, the Bank enters into derivatives only to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions. Bank management uses derivatives in cost-efficient strategies and may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges). As a result, the Bank recognizes only the change in fair value of these derivatives and the related net interest income or expense in other (loss) income as “Net (loss) gain on derivatives and hedging activities” with no offsetting fair value adjustments for the related asset, liability, or firm commitment.
The Bank transacts its derivatives with large banks and major broker-dealers or their affiliates. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The Bank is not a derivatives dealer and thus does not trade derivatives for short-term profit.
Types of Assets and Liabilities Hedged. The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing hedge effectiveness. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities on the Statements of Condition. The Bank also formally assesses (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. At the inception of a hedge relationship, the Bank uses the variability-reduction method to assess prospective hedge effectiveness. The Bank uses regression analyses to assess the effectiveness of its hedges on a retrospective basis.

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
In a typical transaction, fixed rate consolidated obligations are issued and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to the Bank designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable rate advances (typically one- or three-month LIBOR). These transactions are treated as fair value hedges under SFAS 133. This intermediation between the capital and derivative markets permits the Bank to raise funds at lower costs than would otherwise be available through the issuance of variable rate consolidated obligations in the capital markets.
Advances — The Bank offers a wide array of advance structures to meet members’ funding needs. These advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances in order to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed rate advance or a variable rate advance with embedded options, the Bank will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the advance. For example, the Bank may hedge a fixed rate advance with an interest-rate swap where the Bank pays a fixed rate coupon and receives a floating rate coupon, effectively converting the fixed rate advance to a floating rate advance. Alternatively, the advance may have a floating rate coupon based on an interest-rate index other than LIBOR, in which case the Bank would receive a coupon based on the non-LIBOR index and pay a LIBOR-based coupon. These types of hedges are treated as fair value hedges under SFAS 133.
Mortgage Assets — The Bank invests in mortgage loans and securities. The prepayment options embedded in mortgage assets can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds.

The Bank manages the interest rate and prepayment risk associated with mortgages through a combination of debt issuance and derivatives. The Bank issues a mixture of index amortizing notes, non-callable debt, and callable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage assets. The Bank also purchases interest rate caps and swaptions to minimize the prepayment risk embedded in the mortgage portfolio. Although these derivatives are valid economic hedges against the prepayment risk of the assets, they are not specifically linked to individual loans and therefore do not qualify for hedge accounting. The derivatives are marked to market through other (loss) income in the Statements of Income with no offsetting adjustment to the related mortgage assets.
Mortgage Commitments — Mortgage purchase commitments that obligate the Bank to purchase closed mortgage loans from its members are considered derivatives. The Bank may establish an economic hedge of these commitments by selling derivatives such as MBS to be announced (TBA) for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price. Upon expiration of the mortgage purchase commitment, the Bank purchases the TBA to close the hedged position.
Both the mortgage purchase commitment and the TBA used in the hedging strategy are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized using the effective-yield method over the contractual life of the mortgage loan.
Investments — The Bank invests in U.S. agency obligations, MBS, and the taxable portion of state or local housing finance agency obligations, which may be classified as held-to-maturity, available-for-sale, or trading securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage prepayment and interest rate risk by funding investment securities with consolidated obligations that have call features, by hedging the prepayment risk with interest rate caps or floors, callable swaps, or swaptions. At December 31, 2008 and 2007, the Bank did not have any investments in hedging relationships.
Balance Sheet — The Bank enters into certain economic derivatives as macro balance sheet hedges to protect against changes in interest rates. These economic derivatives include interest rate swaps, swaptions, caps, and floors.
Credit Risk. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Agency regulations. Based on credit analyses and collateral requirements, management does not anticipate any credit losses on its agreements.

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
At December 31, 2008 and 2007, the Bank’s maximum credit risk, as defined above, was $2.8 million and $91.9 million. These totals include $0.6 million and $76.4 million of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. The Bank held no cash as collateral at December 31, 2008 and held $31.3 million as collateral at December 31, 2007.
Net (loss) gain on derivatives and hedging activities for the years ended December 31, 2008, 2007, and 2006 were as follows (dollars in thousands):

	2008	2007	2006

Net (loss) gain related to fair value hedge ineffectiveness	$(4,021)	$3,145	$2,680
Net (loss) gain related to economic hedges and embedded derivatives	(29,154)	1,346	(402)

Net (loss) gain on derivatives and hedging activities	$(33,175)	$4,491	$2,278

During the third quarter of 2008, the Bank realized a $0.4 million loss within net (loss) gain on derivatives and hedging activities as a result of Lehman Brothers Holdings, Inc. declaring bankruptcy. Subsequent to the third quarter of 2008, Lehman Brothers Financial Products, a subsidiary of Lehman Brothers Holdings, Inc., declared bankruptcy. The bank held derivative contracts with Lehman Brothers Financial Products in a net derivative liability position. The Bank terminated these positions and paid Lehman Brothers Financial Products $3.0 million on November 4, 2008.

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2008 and 2007 (dollars in thousands):

	2008		2007
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$23,470,693	$(779,200)	$31,225,432	$(183,819)
Economic	3,640,595	(1,840)	1,410,000	(2,015)
Interest rate swaptions
Economic	—	—	6,500,000	973
Interest rate caps
Economic	2,340,000	2,481	1,700,000	679
Forward settlement agreements
Economic	289,000	(2,323)	22,500	(28)
Mortgage delivery commitments
Economic	288,175	2,017	23,425	68

Total notional and fair value	$30,028,463	$(778,865)	$40,881,357	$(184,142)

Total derivatives, excluding accrued interest		(778,865)		(184,142)
Accrued interest		78,769		137,791
Net cash collateral		267,921		(31,433)

Net derivative balance		$(432,175)		$(77,784)

Net derivative assets		2,840		60,468
Net derivative liabilities		(435,015)		(138,252)

Net derivative balance		$(432,175)		$(77,784)

At December 31, 2008 and 2007, the Bank did not have any embedded derivatives that required bifurcation.
The Bank performs retrospective hedge effectiveness testing at least quarterly. Hedges that fail retrospective hedge effectiveness are deemed ineffective and are classified as an economic hedge with gains and losses reported in other (loss) income. For the years ended December 31, 2008, 2007, and 2006, the amount recorded in other (loss) income for hedges that fail retrospective hedge effectiveness was $1.5 million, $4.2 million, and $0.

Note 11—Deposits
The Bank offers demand and overnight deposits for members and qualifying nonmembers. In addition, the Bank offers short-term interest bearing deposit programs to members. During 2008 and 2007 average deposits amounted to $1.4 billion and $1.1 billion. The interest rates paid on average deposits during 2008 and 2007 were 1.64 percent and 4.79 percent. At December 31, 2008 and 2007, deposits had maturities of less than one year.
Certain financial institutions have agreed to maintain compensating balances in consideration of correspondent and other noncredit services. These balances are classified as deposits on the Statements of Condition. The compensating balances held by the Bank averaged $4.1 billion and $36.2 million during 2008 and 2007.
The following table details deposits with the Bank that are interest bearing and non-interest bearing as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Interest bearing:
Demand and overnight	$924,956	$802,127
Term	464,686	39,635
Non-interest bearing:
Demand	106,828	20,751

Total deposits	$1,496,470	$862,513

The aggregate amount of term deposits with a denomination of $100,000 or more was $464.7 million and $39.6 million as of December 31, 2008 and 2007.
Note 12—Securities Sold Under Agreements to Repurchase
The Bank periodically holds securities sold under agreements to repurchase those securities. The amounts received under these agreements represent short-term borrowings and are classified as liabilities in the Statements of Condition. During 2008, the Bank sold one overnight security repurchase agreement and received proceeds in the amount of $10.0 million. In 2007, the Bank sold securities under repurchase agreements and received proceeds in the amount of $200.0 million with final maturity in March 2008.
Note 13—Consolidated Obligations
Consolidated obligations are issued with either fixed rate coupon payment terms or variable rate coupon payment terms that use a variety of indices for interest rate resets including LIBOR, Constant Maturity Treasury, Treasury Bills, the Prime rate, and others. To meet the expected specific needs of certain investors in consolidated obligations, both fixed rate bonds and variable rate bonds may contain features, which may result in complex coupon payment terms and options. When such consolidated obligations are issued, the Bank enters into derivatives containing offsetting features that effectively convert the terms to those of a simple variable rate or a fixed rate bond.

These bonds, beyond having fixed rate or simple variable rate coupon payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms:
Indexed Principal Redemption Bonds (index amortizing notes) repay principal according to predetermined amortization schedules that are linked to the level of a certain index. These notes have fixed rate coupon payment terms. Usually, as market interest rates rise (fall), the average life of the index amortizing notes extends (contracts); and
Optional Principal Redemption Bonds (callable bonds) may be redeemed by the Bank in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.
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
Callable Capped Floater Bonds pay a floating rate interest that is capped at a specified rate called the strike. These bonds generally contain provisions enabling the Bank to call bonds at its option on specified dates.
The par amounts of the outstanding consolidated obligations of the 12 FHLBanks were approximately $1,251.5 billion and $1,189.6 billion at December 31, 2008 and 2007.

Redemption Terms. The following table shows the Bank’s bonds outstanding at December 31, 2008 and 2007 by year of contractual maturity (dollars in thousands):

	2008		2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate %	Amount	Rate %

2008	$—	—	$6,437,800	4.19
2009	15,962,600	3.10	5,628,300	4.66
2010	6,159,050	4.01	4,328,950	4.71
2011	4,670,100	4.34	2,754,300	4.99
2012	2,231,050	4.54	2,017,950	4.74
2013	2,417,500	4.35	1,500,000	4.96
Thereafter	8,408,700	5.13	9,087,200	5.21
Index amortizing notes	2,420,099	5.12	2,667,322	5.12

Total par value	42,269,099	4.04	34,421,822	4.80

Premiums	50,742		48,398
Discounts	(40,699)		(37,650)
Hedging fair value adjustments
Cumulative fair value loss	348,214		226,071
Basis adjustments from terminated hedges and ineffective hedges	95,117		(94,415)

Total	$42,722,473		$34,564,226

The following table shows the Bank’s bonds outstanding at December 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Par amount of bonds
Noncallable or nonputable	$39,214,099	$26,044,522
Callable	3,055,000	8,377,300

Total par value	$42,269,099	$34,421,822

The following table shows the Bank’s bonds outstanding by year of contractual maturity or next call date at December 31, 2008 and 2007 (dollars in thousands):

Year of Contractual Maturity or Next Call Date	2008	2007

2008	$—	$12,806,100
2009	18,507,600	3,888,300
2010	6,229,050	3,306,950
2011	4,060,100	2,379,300
2012	1,801,050	1,697,950
2013	1,807,500	910,000
Thereafter	7,443,700	6,765,900
Index amortizing notes	2,420,099	2,667,322

Total par value	$42,269,099	$34,421,822

Interest Rate Payment Terms. The following table shows bonds by interest rate payment type at December 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Par amount of bonds:
Fixed rate	$37,954,099	$33,967,822
Simple variable rate	4,315,000	265,000
Step-up	—	50,000
Range bonds	—	139,000

Total par value	$42,269,099	$34,421,822

Extinguishment of Debt. Gains on early extinguishment of debt totaled $0.7 million for the year ended December 31, 2008 due to the extinguishment of a bond with a par value of $500.0 million in April 2008 and a bond with a par value of $10.0 million in November 2008. There were no gains or losses on early extinguishment of debt for the years ended December 31, 2007 and 2006. The gains on early extinguishment of debt were recorded as a component of other (loss) income in the Statements of Income.
Discount Notes. Discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365/366 days. These notes are issued at less than their face amount and redeemed at par value when they mature.

The Bank’s discount notes, all of which are due within one year, were as follows at December 31, 2008 and 2007 (dollars in thousands):

	2008		2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate %	Amount	Rate %

Par value	$20,153,370	1.83	$21,544,125	4.10
Discounts	(92,099)		(43,179)
Hedging fair value adjustments	*		—

Total	$20,061,271		$21,500,946

*	Amount is less than one thousand.
The FHLBank Act authorizes the U.S. Treasury to purchase consolidated obligations issued by the FHLBanks up to an aggregate principal amount of $4.0 billion. As a result of the passage of the Housing Act, this authorization was supplemented with a temporary authorization for the U.S. Treasury to purchase consolidated obligations issued by the FHLBanks in any amount deemed appropriate under certain conditions. This temporary authorization expires December 31, 2009. As of December 31, 2008, no such purchases had been made by the U.S. Treasury.
Note 14—Affordable Housing Program
The Bank accrues its AHP assessment monthly based on its income before assessment. The Bank reduces the AHP liability as program funds are distributed. If a FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2008, 2007, or 2006.
The following table presents a roll forward of the Bank’s AHP liability for the years ended December 31, 2008, 2007, and 2006 (dollars in thousands):

	2008	2007	2006

Balance, beginning of year	$42,622	$44,714	$46,654

Assessments	14,168	12,094	10,260
Disbursements	(17,075)	(14,186)	(12,200)

Balance, end of year	$39,715	$42,622	$44,714

In addition to the AHP grant program, the Bank also had AHP-related advances with a principal balance of $1.0 million and $2.0 million at December 31, 2008 and 2007. Discounts recorded by the Bank on these advances are treated as a reduction of the AHP liability at origination. The Bank did not issue AHP advances in 2008, 2007, or 2006.
Note 15—Resolution Funding Corporation
The FHLBanks’ aggregate payments through 2008 were below the required scheduled payments, effectively extending payment of the REFCORP obligation and lengthening its remaining term to second quarter of 2013. The following table presents information on the status of the FHLBanks’ REFCORP payments through the fourth quarter of 2008 (dollars in thousands):

		Interest Rate
		Used to	Present
	Amount of	Discount the	Value of the
	Benchmark	Future	Benchmark
	Payment	Benchmark	Payment
Payment Due Date	Reinstated	Payment	Reinstated

April 15, 2013	$32,459	1.15%	$30,907
January 15, 2013	75,000	1.03%	71,980
October 15, 2012	75,000	1.06%	72,090
July 15, 2012	48,802	1.00%	47,164

Total	$231,261		$222,141

The benchmark payments or portions of them were reinstated in 2008 due to actual REFCORP payments of the FHLBanks falling short of the $300.0 million annual requirement. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300.0 million annual annuity. Any payment beyond April 15, 2030 will be paid to the Department of Treasury.
At December 31, 2008, the Bank recorded a receivable in other assets from REFCORP amounting to $0.4 million. The receivable resulted from an overpayment in third quarter of 2008. The receivable will be offset against future payments due to REFCORP. Over time, as the Bank uses this receivable against the future REFCORP assessments, the receivable will be reduced until it has been exhausted. If any amount of the receivable still remains at the time the REFCORP obligation for the FHLBank system as a whole is fully satisfied, REFCORP, in consultation with the U.S. Treasury, will implement a procedure so that the Bank would be able to collect on its remaining receivable. The net change in the REFCORP receivable, reported in other assets, and the REFCORP payable is reported as “Net change in payable to REFCORP” in the Bank’s Statements of Cash Flows.

Note 16—Capital
The Bank is subject to three regulatory capital requirements. The Bank must maintain at all times permanent capital in an amount at least equal to the sum of its credit, market, and operations risk capital requirements, calculated in accordance with Bank policy and rules and regulations of the Finance Agency. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk based capital requirement. Regulatory capital, as defined by the Finance Agency, includes mandatorily redeemable capital stock and excludes accumulated other comprehensive loss. For reasons of safety and soundness, the Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required as defined by the risk based capital requirements. Additionally, the Bank is required to maintain at least a four percent total capital-to-asset ratio and at least a five percent leverage ratio at all times. The leverage ratio is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 time divided by total assets. For reasons of safety and soundness, the Finance Agency may require the Bank to maintain a higher total capital-to-asset ratio.
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at December 31, 2008 and 2007 (dollars in thousands):

	December 31, 2008		December 31, 2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$1,967,981	$3,173,807	$578,319	$3,124,633
Total capital-to-asset ratio	4.00%	4.66%	4.00%	5.14%
Total regulatory capital	$2,725,172	$3,173,807	$2,429,424	$3,124,633
Leverage ratio	5.00%	6.99%	5.00%	7.71%
Leverage capital	$3,406,465	$4,760,711	$3,036,780	$4,686,949

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
Excess Stock. The Bank had excess stock (including excess mandatorily redeemable capital stock) of $61.1 million and $95.1 million at December 31, 2008 and 2007. The Bank repurchased $5.6 billion, $1.2 billion, and $0.7 billion of excess stock (including excess mandatorily redeemable capital stock) for the years ended December 31, 2008, 2007, and 2006.
During the fourth quarter of 2008, as a result of current market conditions, the Bank indefinitely discontinued its practice of voluntarily repurchasing excess activity-based capital stock. Members may continue to use this excess activity-based capital stock to satisfy activity-based capital stock requirements. The Bank believes this recent action will help conserve its capital levels during the current stressed economic environment.

Capital Stock Rollforward. The following table presents a roll forward of the Bank’s required membership stock, excess membership stock, required activity-based stock, and excess activity-based stock (excluding mandatorily redeemable capital stock) for the years ended December 31, 2008, 2007, and 2006 (dollars in thousands):

	Capital Stock — Class B (putable)
	Membership Stock		Activity-based Stock
	Required	Excess	Required	Excess	Total

BALANCE DECEMBER 31, 2005	$355,788	$27,667	$1,500,023	$48,576	$1,932,054

Proceeds from issuance of capital stock	22,168	—	658,045	—	680,213

Repurchase/redemption of capital stock	—	(99)	—	(703,573)	(703,672)

Shares reclassified to mandatorily redeemable capital stock	—	(1,357)	(1,310)	(50)	(2,717)

Net shares transferred to required from excess stock	576	(576)	(705,722)	705,722	—

BALANCE DECEMBER 31, 2006	378,532	25,635	1,451,036	50,675	1,905,878

Proceeds from issuance of capital stock	24,068	—	1,980,596	—	2,004,664

Repurchase/redemption of capital stock	(82)	—	—	(1,210,999)	(1,211,081)

Shares reclassified to mandatorily redeemable capital stock	—	(3,738)	(2,273)	(315)	(6,326)

Shares reclassified from mandatorily redeemable capital stock	10,000	—	13,956	156	24,112

Net shares transferred from required to excess stock	(1,912)	1,912	(1,212,398)	1,212,398	—

BALANCE DECEMBER 31, 2007	410,606	23,809	2,230,917	51,915	2,717,247

Proceeds from issuance of capital stock	68,966	—	5,510,800	—	5,579,766

Repurchase/redemption of capital stock	—	(31,621)	—	(5,481,604)	(5,513,225)

Shares reclassified to mandatorily redeemable capital stock	(857)	(1,095)	(825)	(84)	(2,861)

Net shares transferred from required to excess stock	(8,907)	8,907	(5,490,829)	5,490,829	—

BALANCE DECEMBER 31, 2008	$469,808	$—	$2,250,063	$61,056	$2,780,927

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of its capital stock. Member shares cannot be purchased or sold except between the Bank and its members at its $100 per share par value. If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity in accordance with SFAS 150. After the reclassification, dividends on the capital stock would no longer be classified as interest expense. For the years ended December 31, 2008, 2007 and 2006, dividends on mandatorily redeemable capital stock in the amount of $1.0 million, $2.9 million, and $3.0 million were recorded as interest expense.
The following table shows the Bank’s capital stock subject to mandatory redemption by reason for redemption at December 31, 2008, 2007, and 2006 (dollars in thousands):

	2008		2007		2006
	Number		Number		Number
	of		of		of
	Members	Amount	Members	Amount	Members	Amount

Voluntary termination of membership as a result of a merger or consolidation into a member of another FHLBank	10	$10,907	32	$45,616	25	$53,173
Member withdrawal	—	—	—	—	1	11,256
Member requests for partial redemption of excess stock	—	—	8	423	8	423

Total	10	$10,907	40	$46,039	34	$64,852

A majority of the capital stock subject to mandatory redemption at December 31, 2008 and December 31, 2007 was due to voluntary termination of membership as a result of a merger or consolidation into a member of another FHLBank. The remainder of mandatorily redeemable capital stock was due to members requesting partial repurchases of excess stock. These partial repurchases amounted to $0.0 million and $0.4 million at December 31, 2008 and 2007.

The following table shows the amount of capital stock subject to redemption or repurchase by year of redemption or repurchase at December 31, 2008 and 2007 (dollars in thousands). Membership stock is shown by year of earliest mandatory redemption, which reflects the earliest time at which the Bank is required to repurchase the member’s capital stock. Activity-based stock is shown by year of anticipated repurchase assuming that the Bank will repurchase activity-based stock as the associated activities are reduced or no longer outstanding and that the underlying activities are no longer outstanding on their contractual maturity dates (which may be before or after the expiration of the five-year notice of redemption or withdrawal).

Year of Redemption or Repurchase	2008	2007

2008	$—	$14,366
2009	3,487	15,890
2010	5,924	9,278
2011	492	1,903
2012	383	3,887
2013	305	117
Thereafter	316	598

Total	$10,907	$46,039

The Bank’s activity for mandatorily redeemable capital stock was as follows in 2008, 2007 and 2006 (dollars in thousands):

	2008	2007	2006

Balance, beginning of year	$46,039	$64,852	$85,084

Mandatorily redeemable stock issued	49	13,468	1,187
Capital stock subject to mandatory redemption reclassified from equity	2,861	6,326	2,961
Capital stock previously subject to mandatory redemption reclassified to equity	—	(24,112)	(244)
Redemption of mandatorily redeemable capital stock	(38,042)	(14,495)	(24,136)

Balance, end of year	$10,907	$46,039	$64,852

Note 17—Employee Retirement Plans
The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $3.2 million in 2008, $3.3 million in 2007, and $2.4 million in 2006. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not made.
The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The plan covers substantially all employees of the Bank that meet certain eligibility requirements. The Bank’s contributions are equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank contributed $0.6 million, $0.6 million, and $0.5 million for each of the years ended December 31, 2008, 2007, and 2006.
In addition, the Bank offers the Benefit Equalization Plan (BEP). The BEP is a nonqualified retirement plan restoring benefits offered under the qualified plans which have been limited by laws governing such plans. The BEP covers selected officers of the Bank. There are no funded assets that have been designated to provide benefits under this plan.
BEP. The Bank contributed $69,000, $66,000, and $15,000 in the years ended December 31, 2008, 2007, and 2006 for the defined contribution portion of the BEP.
The second portion of the BEP is a nonqualified defined benefit plan. The projected benefit obligation of the Bank’s BEP at December 31, 2008 and 2007 was as follows (dollars in thousands):

	2008	2007
Change in benefit obligation
Projected benefit obligation at beginning of year	$4,379	$4,615
Service cost	157	60
Interest cost	280	265
Actuarial gain	327	111
Benefits paid	(358)	(249)
Change due to increase in discount rate	143	(423)

Projected benefit obligation at end of year	$4,928	$4,379

Amounts recognized in other liabilities on the Statements of Condition for the Bank’s BEP at December 31, 2008 and 2007 were (dollars in thousands):

	2008	2007
Accrued benefit liability	$4,928	$4,379
Intangible asset	—	—
Accumulated other comprehensive loss	(1,627)	(1,305)

Net recorded liability	$3,301	$3,074

Components of net periodic benefit cost and other amounts recognized in other comprehensive loss for the Bank’s BEP for the years ended December 31, 2008, 2007, and 2006 were (dollars in thousands):

	2008	2007	2006
Net periodic benefit cost
Service cost	$157	$60	$54
Interest cost	280	265	281
Amortization of unrecognized prior service cost	54	54	55
Amortization of unrecognized net loss	93	101	159

Net periodic benefit cost	$584	$480	$549

The following table details the change in the accumulated other comprehensive loss balances related to the defined benefit portion of the Bank’s BEP for the year ended December 31, 2008 (dollars in thousands):

	Prior Service	Net Loss
	Cost	(Gain)	Total

Balance at beginning of year	$240	$1,065	$1,305
Net loss on defined benefit pension plan	—	469	469
Amortization	(54)	(93)	(147)

Balance at end of year	$186	$1,441	$1,627

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit costs during 2009 are (dollars in thousands):

Amortization of unrecognized prior service cost	$54
Amortization of unrecognized net loss	119

Total amortization of amounts in accumulated other comprehensive loss	$173

The measurement date used to determine the current year’s benefit obligations was December 31, 2008.
Key assumptions and other information for the actuarial calculations for the Bank’s BEP for the years ended December 31, 2008, 2007, and 2006 were:

	2008	2007	2006
Discount rate — benefit obligations	6.00%	6.25%	5.75%
Discount rate — net periodic benefit cost	6.25%	5.75%	5.50%
Salary increases	4.80%	4.80%	5.50%
Amortization period (years)	9	11	11
The 2008 discount rate used to determine the benefit obligation of the BEP was determined using a discounted cash flow approach which incorporates the timing of each expected future benefit payment. Future benefit payments were estimated based on census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments was calculated using duration based interest rate yields from the Citibank Pension Discount Curve at December 31, 2008, and solving for the single discount rate that produced the same present value.
Estimated future benefit payments reflecting expected future services for the years ended after December 31, 2008 were (dollars in thousands):

Year	Amount
2009	$257
2010	261
2011	264
2012	277
2013	287
2014 through 2018	1,857

Note 18—Segment Information
Effective July 1, 2008 the Bank enhanced its internal segment methodology and modified the segment information reported below to reflect this change. The Bank maintained the two primary operating segments; however, the products included within each segment were slightly modified to reflect the manner in which management evaluates the Bank’s financial information. In particular, HFA and SBA investments were reclassified from the Member Finance segment to the Mortgage Finance segment as a result of their underlying mortgage characteristics. In addition, the Bank modified its allocation of capital to each segment. Previously the Bank’s allocation of capital only included estimated capital stock for each segment. This was modified to include the estimated amount of capital stock, retained earnings and other comprehensive income for each segment. A summary of each segment’s products and services can be found below.
The Member Finance segment includes advances, investments (excluding MBS, HFA, and SBA investments), and the related funding and hedging of those assets. Member deposits are also included in this segment. Income from the Member Finance segment is derived primarily from the spread between the yield on advances and investments and the borrowing and hedging costs related to those assets. Additionally expenses associated with member deposits impact income from the Member Finance segment.
The Mortgage Finance segment includes mortgage loans acquired through the MPF program, MBS, HFA, and SBA investments, and the related funding and hedging of those assets. Income from the Mortgage Finance segment is derived primarily from the spread between the yield on mortgage loans, MBS, HFA, and SBA investments and the borrowing and hedging costs related to those assets.
Capital is allocated to the Member Finance and Mortgage Finance segments based on each segment’s amount of capital stock, retained earnings, and other comprehensive income.
The Bank continues to evaluate performance of the segments based on adjusted net interest income after mortgage loan credit loss provision. Adjusted net interest income is net interest income adjusted for economic hedging costs included in other (loss) income.

The following table shows the Bank’s financial performance by operating segment (dollars in thousands) for the years ended December 31, 2008, 2007, and 2006. Prior period amounts have been adjusted to reflect the Bank’s enhanced segment methodology.

	Member	Mortgage
	Finance	Finance	Total
2008
Adjusted net interest income	$117,729	$125,668	$243,397
Provision for credit losses on mortgage loans	—	295	295

Adjusted net interest income after mortgage loan credit loss provision	$117,729	$125,373	$243,102

Average assets for the year	$50,613,222	$19,040,595	$69,653,817
Total assets at year end	$48,064,653	$20,064,654	$68,129,307

2007
Adjusted net interest income	$138,963	$30,482	$169,445
Provision for credit losses on mortgage loans	—	69	69

Adjusted net interest income after mortgage loan credit loss provision	$138,963	$30,413	$169,376

Average assets for the year	$31,112,454	$16,248,396	$47,360,850
Total assets at year end	$43,022,745	$17,712,861	$60,735,606

2006
Adjusted net interest income	$114,779	$39,330	$154,109
Reversal of provision for credit losses on mortgage loans	—	(513)	(513)

Adjusted net interest income after mortgage loan credit loss provision	$114,779	$39,843	$154,622

Average assets for the year	$26,702,674	$17,138,314	$43,840,988
Total assets at year end	$25,869,011	$16,159,487	$42,028,498

The Bank includes interest income and interest expense associated with economic hedges in its evaluation of financial performance for its two operating segments. Net interest income does not include these amounts in the Statements of Income for financial reporting purposes. Interest income and interest expense associated with economic hedges are recorded in other (loss) income in “Net (loss) gain on derivatives and hedging activities” on the Statements of Income. The following table reconciles the Bank’s financial performance by operating segment to the Bank’s total income before assessments for the years ended December 31, 2008, 2007, and 2006 (dollars in thousands):

	2008	2007	2006

Adjusted net interest income after mortgage loan credit loss provision	$243,102	$169,376	$154,622
Adjustments for net interest expense on economic hedges	2,178	1,696	227

Net interest income after mortgage loan credit loss provision	245,280	171,072	154,849

Other (loss) income	(27,839)	10,333	8,687
Other expenses	44,087	42,454	41,567

Income before assessments	$173,354	$138,951	$121,969

Note 19—Estimated Fair Values
Estimated fair values are determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2008 and December 31, 2007. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions.
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

SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value in the financial statements. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. In addition, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. Upon adoption and at December 31, 2008, the Bank made no elections, under SFAS 159, to record specific financial assets and liabilities at fair value.
The Bank records trading investments, available-for-sale investments, derivative assets, and derivative liabilities at fair value in the Statements of Condition in accordance with SFAS 157. Fair value is a market-based measurement and defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the assets or liability, and market participants with whom the entity would transact in that market. In situations in which there is little, if any, market activity at the measurement date, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction and not a forced liquidation or distressed sale at the measurement date.
Cash and Due from Banks and Securities Purchased under Agreements to Resell. The estimated fair value approximates the recorded book balance.
Interest-bearing Deposits. Effective January 1, 2008, with the adoption of FAS 157, the Bank was required to change its valuation methodology for interest-bearing deposits. For instruments with more than three months to maturity the estimated fair value is determined by calculating the present value of the expected future cash flows.
Federal Funds Sold. Effective January 1, 2008, with the adoption of FAS 157, the Bank was required to change its valuation methodology for term Federal funds sold. The estimated fair value is determined by calculating the present value of the expected future cash flows for term Federal funds sold with more than three months to maturity. Term Federal funds sold are discounted at comparable current market rates. The estimated fair value approximates the recorded book balance of overnight and term Federal funds sold with three months or less to maturity.

Investment Securities. The fair value of investment securities is estimated using information from a specialized pricing service that use pricing models and/or quoted prices of securities with similar characteristics. Inputs into the pricing models are market based and observable. The estimated fair value is determined based on each security’s quoted price excluding accrued interest as of the last business day of the year. When quoted prices are not available, or for Certificates of Deposit classified as SFAS 115 securities, the estimated fair value is determined by calculating the present value of expected future cash flows and reducing the amount for accrued interest receivable.
The Bank performs several validation steps in order to verify the accuracy and reasonableness of the investment fair values provided by the pricing service. These steps may include, but are not limited to, a detailed review of instruments with significant price changes and a comparison of fair values to those derived by an alternative pricing service.
Advances and Other Loans. The Bank determines the estimated fair value of advances by calculating the present value of expected future cash flows from the advances and excluding accrued interest receivable. The Bank’s primary inputs for measuring the fair value of advances are the consolidated obligation yield curve (CO Curve) published by the Office of Finance and available to the public, and LIBOR swap curves and volatilities. The Bank considers both these inputs to be market based and observable as they can be directly corroborated by market participants.
Under Bank policy and Finance Agency regulations, advances with a maturity and repricing period greater than six months generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. Therefore, the estimated fair value of advances does not assume prepayment risk.
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
Consolidated Obligations. The Bank estimates fair values based on the cost of issuing debt with comparable terms. We determine the fair value of our consolidated obligations by calculating the present value of expected future cash flows discounted by the CO curve published by the Office of Finance, excluding the amount of accrued interest. The discount rates used are the consolidated obligation rates for instruments with similar terms.
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
Standby Bond Purchase Agreements. In 2008, the Bank entered into a number of standby bond purchase agreements with housing associates within its district. The estimated fair value of standby bond purchase agreements is calculated using the present value of expected future fees related to the agreements. The discount rates used in the calculations are based on municipal spreads over the Treasury curve, which are comparable to discount rates used to value the underlying bonds. Upon purchase of any bonds under these agreements, the Bank estimates fair value based upon the Investment Securities fair value methodology.

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2008 were as follows (dollars in thousands):
2008 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value
Assets
Cash and due from banks	$44,368	$—	$44,368
Interest-bearing deposits	152	—	152
Federal funds sold	3,425,000	—	3,425,000
Trading securities	2,151,485	—	2,151,485
Available-for-sale securities	3,839,980	—	3,839,980
Held-to-maturity securities	5,952,008	(34,720)	5,917,288
Advances	41,897,479	(32,839)	41,864,640
Mortgage loans held for portfolio, net	10,684,910	299,758	10,984,668
Accrued interest receivable	92,620	—	92,620
Derivative assets	2,840	—	2,840

Liabilities
Deposits	(1,496,470)	605	(1,495,865)

Consolidated obligations
Discount notes	(20,061,271)	(80,016)	(20,141,287)
Bonds	(42,722,473)	(1,517,362)	(44,239,835)

Consolidated obligations, net	(62,783,744)	(1,597,378)	(64,381,122)

Mandatorily redeemable capital stock	(10,907)	—	(10,907)
Accrued interest payable	(320,271)	—	(320,271)
Derivative liabilities	(435,015)	—	(435,015)

Other
Standby letters of credit	(1,945)	—	(1,945)
Commitments to extend credit for mortgage loans	(1,406)	(20)	(1,426)
Standby bond purchase agreements	482	(219)	263

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2007 were as follows (dollars in thousands):
2007 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value
Assets
Cash and due from banks	$58,675	$—	$58,675
Interest-bearing deposits	136	—	136
Federal funds sold	1,805,000	—	1,805,000
Available-for-sale securities	3,433,640	—	3,433,640
Held-to-maturity securities	4,005,017	(4,302)	4,000,715
Advances	40,411,688	121,866	40,533,554
Mortgage loans held for portfolio, net	10,801,695	(130,595)	10,671,100
Accrued interest receivable	129,758	—	129,758
Derivative assets	60,468	—	60,468

Liabilities
Deposits	(862,513)	2	(862,511)
Securities sold under agreements to repurchase	(200,000)	(347)	(200,347)

Consolidated obligations
Discount notes	(21,500,946)	767	(21,500,179)
Bonds	(34,564,226)	(450,582)	(35,014,808)

Consolidated obligations, net	(56,065,172)	(449,815)	(56,514,987)

Mandatorily redeemable capital stock	(46,039)	—	(46,039)
Accrued interest payable	(300,907)	—	(300,907)
Derivative liabilities	(138,252)	—	(138,252)

Other
Standby letters of credit	(765)	—	(765)
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
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The types of assets and liabilities carried at Level 2 fair value include the Bank’s investment securities such as commercial paper, state or local housing agency obligations, TLGP debt, and MBS, including U.S. government agency and certain derivative contracts.
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
SFAS 157 clarified that the valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and must also take into account the company’s own credit standing. The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments for credit were deemed necessary to the recorded fair values of derivative assets and liabilities in the Statements of Condition at December 31, 2008 and 2007.

The following tables present for each SFAS 157 hierarchy level, the FHLBanks’ assets and liabilities that are measured at fair value on its Statements of Condition (in thousands):

	Fair Value Measurements at December 31, 2008 Using:
				Netting
	Level 1	Level 2	Level 3	Adjustment[1]	Total
Assets
Trading investments	$—	$2,151	$—	$—	$2,151
Available-for-sale investments	—	3,840	—	—	3,840
Derivative assets	—	404	—	(401)	3

Total assets at fair value	$—	$6,395	$—	$(401)	$5,994

Liabilities
Derivative liabilities	$(3)	$(1,101)	$—	$669	$(435)

Total liabilities at fair value	$(3)	$(1,101)	$—	$669	$(435)

[1]	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Net cash collateral plus accrued interest totaled $267,921 at December 31, 2008.
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

The Bank considered the guidance under FIN 45 and determined it was not necessary to recognize a liability for the fair value of the Bank’s joint and several liability for all the consolidated obligations. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks’ consolidated obligations, the Bank’s joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at December 31, 2008 and 2007. The par amounts of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable were approximately $1,189.1 billion and $1,133.7 billion at December 31, 2008 and 2007.
During the third quarter of 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. The Bank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of December 31, 2008 the Bank had provided the U.S. Treasury with a listing of advance collateral amounting to $6.9 billion, which provides for maximum borrowings of $6.0 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of December 31, 2008 the Bank has not drawn on this available source of liquidity.

There were no commitments that legally bind and unconditionally obligate the Bank for additional advances at December 31, 2008 or 2007. Advance commitments are fully collateralized throughout the life of the agreements (see Note 8). Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $3.4 billion at December 31, 2008 and had original terms of 4 days to 13 years with a final expiration in 2020. Outstanding standby letters of credit were approximately $1.8 billion at December 31, 2007 and had original terms of 9 days to 13 years with a final expiration in 2020. Unearned fees are recorded in other liabilities and amount to $1.9 million and $0.8 million at December 31, 2008 and 2007. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these commitments. The estimated fair value of commitments at December 31, 2008 and 2007 is reported in Note 19.
Commitments that unconditionally obligate the Bank to fund/purchase mortgage loans from members in the MPF program totaled $289.6 million and $23.4 million at December 31, 2008 and 2007. Commitments are generally for periods not to exceed forty-five business days. Commitments that obligate the Bank to purchase closed mortgage loans from its members are considered derivatives under SFAS 149, and their estimated fair value at December 31, 2008 and 2007 is reported in Note 10 as mortgage delivery commitments. Commitments that obligate the Bank to table fund mortgage loans are not considered derivatives under SFAS 149, and the estimated fair value at December 31, 2008 and 2007 is reported in Note 19 as commitments to extend credit for mortgage loans.
As described in Note 9, for managing the inherent credit risk in the MPF program, participating members receive base and performance based credit enhancement fees from the Bank. When the Bank incurs losses for certain MPF products, it reduces base and performance based credit enhancement fee payments until the amount of the loss is recovered up to the limit of the FLA. The FLA is an indicator of the potential losses for which the Bank is liable (before the member’s credit enhancement is used to cover losses). The FLA amounted to $105.9 million and $96.8 million at December 31, 2008 and 2007.
The Bank entered into $1.0 billion and $49.8 million par value traded but not settled bonds at December 31, 2008 and 2007. The Bank entered into derivatives with a notional value of $1.0 billion and $0.5 billion that had traded but not settled at December 31, 2008 and 2007. The Bank had $267.9 million of cash pledged as collateral to broker-dealers at December 31, 2008 and had no cash pledged as collateral at December 31, 2007. The Bank generally executes derivatives with large highly rated banks and broker-dealers and enters into bilateral collateral agreements.

The Bank charged to operating expenses net rental costs of approximately $1.3 million, $1.3 million, and $1.1 million for the years ending December 31, 2008, 2007, and 2006. Future minimum rentals for premises and equipment at December 31, 2008 were as follows (dollars in thousands):

Year	Amount

2009	$1,116
2010	946
2011	906
2012	869
2013	869
Thereafter	12,167

Total	$16,873

Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.
At December 31, 2008, the Bank had executed nine standby bond purchase agreements with housing associates within its district whereby the Bank would be required to purchase bonds under circumstances defined in each agreement. The Bank would hold investments in the bonds until the designated remarketing agent could find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the standby bond purchase agreement. The nine outstanding standby bond purchase agreements total $259.7 million and expire seven years after execution, with a final expiration in 2015. The Bank received fees for the guarantees that amounted to $0.2 million for the year ended December 31, 2008. As of December 31, 2008 the Bank was required to purchase $79.6 million of HFA bonds under three of these standby bond purchase agreements. $79.0 million of these HFA bonds were remarketed and sold during 2008. The remaining $0.6 million of HFA bonds are classified as available-for-sale investments on the Statements of Condition. See “Note 6 — Available-for-Sale Securities” at page S-30 for further information.
In September 2008, the Bank entered into a Bond Purchase Contract with the Missouri Housing Development Commission (the Commission). The contract obligates the Bank to purchase up to $75 million of taxable single family mortgage revenue bonds within six months of the contract date. The bonds will be purchased in up to ten subseries and will be purchased at par without any accrued interest. When the Commission wishes to sell the bonds, it will provide the Bank notification on the day they wish to sell. Bonds will be settled fourteen days after that date and will mature on November 1, 2039. At December 31, 2008 the Bank had purchased $20.0 million in mortgage revenue bonds from the Commission and had received no notification from the Commission to purchase additional mortgage revenue bonds in 2009.

The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.
Note 21—Activities with Stockholders and Housing Associates
Under the Bank’s Capital Plan, voting rights conferred upon the Bank’s members are for the election of member directors and independent directors. Since the passage of the Housing Act, and pursuant to Finance Agency regulations, members now elect all directors that will serve on the Bank’s Board of Directors for terms beginning January 1, 2009. Member directorships are designated to one of the five states in the Bank’s district and a member is entitled to nominate and vote for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable member directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that state as of the record date for voting. The remaining independent directors are nominated by the Bank’s Board of Directors after consultation with the FHLBank’s Affordable Housing Advisory Council, and then voted upon by all members within the Bank’s five-state district. Non-member stockholders are not entitled to cast votes for the election of directors. At December 31, 2008 and 2007, no member owned more than 10 percent of the voting interests of the Bank due to statutory limits on members’ voting rights as discussed above.
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

The following table shows transactions with members and their affiliates, former members and their affiliates, and housing associates at December 31, 2008 and 2007 (dollars in thousands):

	2008	2007

Assets:
Deposits	$18,839	$568
Federal funds sold	1,110,000	135,000
Available-for-sale securities[1]	580	—
Held-to-maturity securities[1]	377,619	73,960
Advances	41,897,479	40,411,688
Accrued interest receivable	21,555	48,622
Derivative assets	2,655	9,608
Other assets	615	77

Total	$43,429,342	$40,679,523

Liabilities:
Deposits	$1,394,198	$845,127
Mandatorily redeemable capital stock	10,907	46,039
Accrued interest payable	853	779
Derivative liabilities	57,519	27,698
Other liabilities	1,945	765

Total	$1,465,422	$920,408

Notional amount of derivatives	$939,650	$2,912,091
Notional amount of standby letters of credit	3,400,001	1,760,006
Notional amount of standby bond purchase agreements	259,677	—

[1]	Available-for-sale securities and held-to-maturity securities consist of state or local housing agency obligations and commercial paper.

Transactions with Directors’ Financial Institutions. In the normal course of business, the Bank extends credit to its members whose directors and officers serve as its directors (Directors’ Financial Institutions). Finance Agency regulations require that transactions with Directors’ Financial Institutions be subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. At December 31, 2008 and 2007, advances outstanding to the Bank Directors’ Financial Institutions aggregated $561.6 million and $207.1 million, representing 1.4 percent and 0.5 percent of the Bank’s total outstanding advances. During the years ended December 31, 2008, 2007, and 2006, the Bank acquired approximately $3.8 million, $1.3 million, and $0.7 million, respectively, of mortgage loans that were originated by the Bank Directors’ Financial Institutions. At December 31, 2008 and 2007, capital stock outstanding to the Bank Directors’ Financial Institutions aggregated $33.0 million and $21.4 million, representing 1.2 percent and 0.8 percent of the Bank’s total outstanding capital stock. The Bank did not have any investment or derivative transactions with Directors’ Financial Institutions during the years ended December 31, 2008, 2007, and 2006.
Business Concentrations. The Bank has business concentrations with stockholders whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding.
Capital Stock — The following tables present members and their affiliates holding 10 percent or more of outstanding capital stock (including stock classified as mandatorily redeemable) at December 31, 2008 and 2007 (shares in thousands):

			Shares at	Percent of
			December 31,	Total Capital
Name	City	State	2008	Stock

Superior Guaranty Insurance Company[1]	Minneapolis	MN	4,499	16.2%

			Shares at	Percent of
			December 31,	Total Capital
Name	City	State	2007	Stock

Wells Fargo Bank, N.A.[1]	Sioux Falls	SD	5,129	18.6%
Superior Guaranty Insurance Company[1]	Minneapolis	MN	4,474	16.2

			9,603	34.8%

[1]	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.
In the normal course of business, the Bank invested in overnight Federal funds from Wells Fargo Bank, N.A. (Wells Fargo) during the years ended December 31, 2008 and 2007.

Advances — The Bank had advances with Wells Fargo of $0.2 billion and $11.3 billion at December 31, 2008 and 2007 and advances with Superior Guaranty Insurance Company (Superior) of $2.3 billion and $1.3 billion at December 31, 2008 and 2007. The Bank made $171.4 billion and $21.5 billion of advances with Wells Fargo during the years ended December 31, 2008 and 2007. The Bank made $0.2 billion and $1.0 billion of advances with Superior during the years ended December 31, 2008 and 2007.
Total interest income from Wells Fargo amounted to $275.8 million, $55.3 million, and $10.5 million for the years ended December 31, 2008, 2007, and 2006. Total interest income from Superior amounted to $39.9 million, $35.8 million, and $25.8 million for the years ended December 31, 2008, 2007, and 2006. The Bank held sufficient collateral to cover the members’ advances and expected to incur no credit losses as a result of them. The Bank did not receive any prepayment fees from Wells Fargo or Superior during 2008, 2007, or 2006.
Mortgage Loans — At December 31, 2008 and 2007, 74 percent and 83 percent, respectively, of the Bank’s loans outstanding were from Superior.
Other — The Bank has a 20 year lease with an affiliate of Wells Fargo for space in a building for the Bank’s headquarters that commenced on January 2, 2007. Future minimum rentals to the Wells Fargo affiliate are as follows (dollars in thousands):

Year	Amount

2009	$869
2010	869
2011	869
2012	869
2013	869
Thereafter	12,167

Total	$16,512

Note 22—Activities With Other FHLBanks
The Bank may invest in other FHLBank consolidated obligations, for which the other FHLBanks are the primary obligor, for liquidity purposes. If made, these investments in other FHLBank consolidated obligations would be purchased in the secondary market from third parties and would be accounted for as available-for-sale securities. The Bank did not have any investments in other FHLBank consolidated obligations at December 31, 2008 and 2007.
The Bank purchased MPF shared funding certificates from the FHLBank of Chicago. See “Note 7 — Held to Maturity Securities” at page S-33 for balances at December 31, 2008 and 2007.
In July 2008, the Bank entered into a participation agreement with the FHLBank of Chicago whereby the Bank agreed to purchase 100 percent participation interests from the FHLBank Chicago in new MPF loans. The participation interests were limited to $150.0 million over the period beginning July 2, 2008 through October 31, 2008. The participation agreement provided that no mortgage delivery commitments would be issued after October 31, 2008 but loan fundings could occur after October 31, 2008 based on the expiration date of the existing mortgage delivery commitments. The MPF loan participations were subject to the same credit risk sharing arrangements as those MPF loans purchased from our PFIs. As of December 31, 2008 the Bank had purchased $115.2 million of MPF loans and had executed all mortgage delivery commitments with the FHLBank of Chicago.
The Bank recorded service fee expense as an offset to other (loss) income due to its relationship with the FHLBank of Chicago in the MPF program. The Bank recorded $0.9 million, $0.7 million, and $0.5 million in service fee expense to the FHLBank of Chicago for the years ended December 31, 2008, 2007, and 2006 which was recorded as a reduction of other (loss) income.
The FHLBank of Chicago pays the Bank a monthly participation fee based on the aggregate amount of outstanding loans purchased under the MPF program. In December 2008, the Bank terminated its participation agreement and received a lump sum payment of $2.2 million from the FHLBank of Chicago. This payment satisfied all future participation fee obligations to the Bank. For the years ended December 31, 2008, 2007, and 2006, participation fees recorded in other (loss) income amounted to $2.5 million, $0.3 million, and $0.3 million.
The Bank may sell or purchase unsecured overnight and term Federal funds at market rates to or from other FHLBanks.

The following tables show loan activity to other FHLBanks at December 31, 2008 (dollars in thousands). The Bank did not make any loans to other FHLBanks during 2007.

			Principal
	Beginning		Payment	Ending
Other FHLBank	Balance	Advance	Received	Balance

2008
Atlanta	—	176,000	(176,000)	—
Boston	—	524,000	(524,000)	—
Chicago	—	250,000	(250,000)	—
San Francisco	—	1,150,000	(1,150,000)	—
Topeka	—	201,000	(201,000)	—

	$—	$2,301,000	$(2,301,000)	$—

The following table shows loan activity from other FHLBanks at December 31, 2008 and 2007 (dollars in thousands). All these loans were overnight loans.

	Beginning		Principal	Ending
Other FHLBank	Balance	Borrowings	Payment	Balance

2008
Chicago	—	305,000	(305,000)	—
Cincinnati	—	63,000	(63,000)	—
Topeka	—	200,000	(200,000)	—

	$—	$568,000	$(568,000)	$—

2007
Atlanta	$—	$86,700	$(86,700)	$—
Cincinnati	—	459,000	(459,000)	—
San Francisco	—	370,000	(370,000)	—

	$—	$915,700	$(915,700)	$—