Form 10-Q
period 2009-03-31
Federal Home Loan Bank of Des Moines
filed 2009-05-15
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Shares outstanding
as of April 30, 2009
Class B Stock, par value $100	29,135,052

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(In thousands, except shares)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$33,828	$44,368
Interest-bearing deposits	15,873	152
Securities purchased under agreements to resell (Note 3)	1,980,000	—
Federal funds sold	9,247,000	3,425,000
Investments
Trading securities (Note 4)	5,262,021	2,151,485
Available-for-sale securities include $0 pledged as collateral at March 31, 2009 and December 31, 2008 that may be repledged (Note 5)	3,738,251	3,839,980
Held-to-maturity securities include $0 pledged as collateral at March 31, 2009 and December 31, 2008 that may be repledged (estimated fair value of $6,980,685 and $5,917,288 at March 31, 2009 and December 31, 2008 (Note 6)	6,956,339	5,952,008
Advances (Note 7)	37,782,834	41,897,479
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $491 at March 31, 2009 and $500 at December 31, 2008 (Note 8)	10,588,213	10,684,910
Accrued interest receivable	89,135	92,620
Premises and equipment, net	9,189	8,550
Derivative assets (Note 9)	2,625	2,840
Other assets	225,379	29,915

Total assets	$75,930,687	$68,129,307

LIABILITIES AND CAPITAL
LIABILITIES
Deposits
Interest-bearing	$1,059,302	$1,389,642
Noninterest-bearing demand	75,651	106,828

Total deposits	1,134,953	1,496,470

Consolidated obligations, net (Note 10)
Discount notes	29,094,338	20,061,271
Bonds (includes $1,897,889 at fair value under the fair value option at March 31, 2009)	41,633,315	42,722,473

Total consolidated obligations, net	70,727,653	62,783,744

Mandatorily redeemable capital stock	10,985	10,907
Accrued interest payable	359,491	320,271
Affordable Housing Program	36,221	39,715
Payable to REFCORP	557	557
Derivative liabilities (Note 9)	467,425	435,015
Other liabilities	32,394	25,261

Total liabilities	72,769,679	65,111,940

Commitments and contingencies (Note 14)
CAPITAL (Note 11)
Capital stock — Class B putable ($100 par value) authorized, issued, and outstanding 28,708,052 and 27,809,271 shares at March 31, 2009 and December 31, 2008	2,870,805	2,780,927
Retained earnings	368,499	381,973
Accumulated other comprehensive loss
Net unrealized loss on available-for-sale securities	(77,077)	(144,271)
Employee retirement plans	(1,219)	(1,262)

Total capital	3,161,008	3,017,367

Total liabilities and capital	$75,930,687	$68,129,307

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
INTEREST INCOME
Advances	$208,513	$387,340
Advance prepayment fees, net	1,566	605
Interest-bearing deposits	122	45
Securities purchased under agreements to resell	834	—
Federal funds sold	6,283	22,123
Investments
Trading securities	14,475	—
Available-for-sale securities	10,616	35,480
Held-to-maturity securities	45,901	46,902
Mortgage loans held for portfolio	131,513	134,303

Total interest income	419,823	626,798

INTEREST EXPENSE
Consolidated obligations
Discount notes	69,056	161,174
Bonds	340,542	389,769
Deposits	828	8,804
Borrowings from other FHLBanks	17	6
Securities sold under agreements to repurchase	—	1,960
Mandatorily redeemable capital stock	54	388

Total interest expense	410,497	562,101

NET INTEREST INCOME	9,326	64,697
Provision for credit losses on mortgage loans held for portfolio	—	—

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	9,326	64,697

OTHER (LOSS) INCOME
Service fees	604	577
Net gain on trading securities	20,092	—
Net loss on bonds held at fair value	(1,641)	—
Net loss on derivatives and hedging activities	(7,435)	(12,730)
Loss on extinguishment of debt	(15,980)	—
Other, net	860	577

Total other loss	(3,500)	(11,576)

OTHER EXPENSE
Salaries and benefits	6,970	6,229
Operating	3,666	3,351
Federal Housing Finance Agency	592	420
Office of Finance	508	437

Total other expense	11,736	10,437

(LOSS) INCOME BEFORE ASSESSMENTS	(5,910)	42,684

Affordable Housing Program	—	3,500
REFCORP	—	7,832

Total assessments	—	11,332

NET (LOSS) INCOME	$(5,910)	$31,352

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE DECEMBER 31, 2008	27,809	$2,780,927	$381,973	$(145,533)	$3,017,367

Proceeds from issuance of capital stock	900	89,956	—	—	89,956

Net shares reclassified to mandatorily redeemable capital stock	(1)	(78)	—	—	(78)

Comprehensive income:

Net loss	—	—	(5,910)	—	(5,910)

Other comprehensive income:

Net unrealized gain on available-for-sale securities	—	—	—	67,194	67,194

Employee retirement plans	—	—	—	43	43

Total comprehensive income					62,891

Cash dividends on capital stock (1.00% annualized)	—	—	(7,564)	—	(7,564)

BALANCE MARCH 31, 2009	28,708	$2,870,805	$368,499	$(78,296)	$3,161,008

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE DECEMBER 31, 2007	27,173	$2,717,247	$361,347	$(26,371)	$3,052,223

Proceeds from issuance of capital stock	13,330	1,332,955	—	—	1,332,955

Repurchase/redemption of capital stock	(10,376)	(1,037,608)	—	—	(1,037,608)

Net shares reclassified to mandatorily redeemable capital stock	(9)	(845)	—	—	(845)

Comprehensive income (loss):

Net income	—	—	31,352	—	31,352

Other comprehensive (loss) income:

Net unrealized loss on available-for-sale securities	—	—	—	(95,769)	(95,769)

Employee retirement plans	—	—	—	54	54

Total comprehensive loss					(64,363)

Cash dividends on capital stock (4.50% annualized)	—	—	(25,712)	—	(25,712)

BALANCE MARCH 31, 2008	30,118	$3,011,749	$366,987	$(122,086)	$3,256,650

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(5,910)	$31,352

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization
Net premiums, discounts, and basis adjustments on investments, advances, mortgage loans, and consolidated obligations	(8,699)	(11,418)
Concessions on consolidated obligation bonds	2,031	3,722
Premises and equipment	276	247
Other	—	(354)
Loss on extinguishment of debt	15,980	—
Net change in fair value adjustment on trading securities	(19,965)	—
Net change in fair value adjustment on consolidated obligation bonds held at fair value	1,641	—
Net change in fair value adjustment on derivatives and hedging activities	(29,551)	19,961
Net realized loss on disposal of premises and equipment	6	4
Net change in:
Accrued interest receivable	3,379	18,896
Accrued interest on derivatives	(7,083)	9,675
Other assets	(1,158)	(1,364)
Accrued interest payable	40,467	9,095
Affordable Housing Program (AHP) liability and discount on AHP advances	(3,498)	(845)
Payable to REFCORP	—	1,590
Other liabilities	(2,824)	(2,269)

Total adjustments	(8,998)	46,940

Net cash (used in) provided by operating activities	(14,908)	78,292

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	97,079	(15,390)
Securities purchased under agreements to resell	(1,980,000)	—
Federal funds sold	(5,822,000)	(1,810,000)
Trading securities:
Proceeds from sales	125,000	—
Purchases	(3,416,880)	—
Available-for-sale securities:
Proceeds from sales	45,580	—
Proceeds from maturities	168,682	778,273
Purchases	(45,000)	(1,528,929)
Held-to-maturity securities:
Net increase in short-term	(820,058)	(130,007)
Proceeds from maturities	293,772	135,386
Purchases	(461,094)	—
Advances to members:
Principal collected	19,183,723	71,832,327
Originated	(15,223,136)	(78,094,756)
Mortgage loans held for portfolio:
Principal collected	684,287	334,129
Originated or purchased	(590,051)	(241,574)
Additions to premises and equipment	(940)	(87)
Proceeds from sale of premises and equipment	19	9

Net cash used in investing activities	(7,761,017)	(8,740,619)

FINANCING ACTIVITIES
Net change in:
Deposits	(361,517)	416,866
Net decrease in securities sold under agreement to repurchase	—	(200,000)
Net payments on derivative contracts with financing elements	(2,088)	—
Net proceeds from issuance of consolidated obligations:
Discount notes	299,267,681	336,097,371
Bonds	4,278,978	4,876,195
Payments for maturing, transferring and retiring consolidated obligations:
Discount notes	(290,215,291)	(325,222,698)
Bonds	(5,284,770)	(7,607,880)
Proceeds from issuance of capital stock	89,956	1,332,955
Net payments for repurchase/issuance of mandatorily redeemable capital stock	—	(4,132)
Payments for repurchase/redemption of capital stock	—	(1,037,608)
Cash dividends paid	(7,564)	(25,712)

Net cash provided by financing activities	7,765,385	8,625,357

Net decrease in cash and due from banks	(10,540)	(36,970)
Cash and due from banks at beginning of the period	44,368	58,675

Cash and due from banks at end of the period	$33,828	$21,705

Supplemental disclosures
Cash paid during the period for:
Interest	$550,829	$573,132
AHP	$3,507	$4,337
REFCORP	$—	$6,242
Transfer of MPF loans to real estate owned	$3,611	$1,130
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
Background Information
The Federal Home Loan Bank of Des Moines (the Bank) is a federally chartered corporation that is exempt from all federal, state, and local taxation except real property taxes and is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act), which was recently amended by the Housing and Economic Recovery Act of 2008 (Housing Act). The Federal Housing Finance Agency (Finance Agency) supervises and regulates the FHLBanks and the FHLBank’s Office of Finance (Office of Finance), as well as Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). The Finance Agency’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner. In addition, the Finance Agency ensures that the FHLBanks carry out their housing finance mission and remain adequately capitalized. The Finance Agency establishes policies and regulations governing the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.
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
The Bank is a cooperative. This means the Bank is owned by its customers, whom the Bank calls members. As a condition of membership in the Bank, all members must purchase and maintain membership capital stock based on a percentage of their total assets as of the preceding December 31st. Each member is also required to purchase and maintain activity-based capital stock to support certain business activities with the Bank. The Bank conducts business with its stockholders in the normal course of business.

Note 1—Basis of Presentation
The accompanying unaudited financial statements of the Bank for the three months ended March 31, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information required by GAAP for full year information and should be read in conjunction with the audited financial statements for the year ended December 31, 2008, which are contained in the Bank’s annual report on Form 10-K filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 on March 13, 2009 (Form 10-K). In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.
Descriptions of the Bank’s significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” of the Bank’s 2008 audited financial statements in the Form 10-K.
Reclassifications. Certain amounts in the 2008 financial statements and footnotes have been reclassified to conform to the 2009 presentation. In particular, the Bank revised the classification of its investments in negotiable certificates of deposit, previously reported as interest-bearing deposits, to held-to-maturity securities in the Statements of Condition and Income, as well as the Statements of Cash Flows, based on the definition of a security under Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). These financial instruments have been appropriately revised as held-to-maturity securities based on the Bank’s intent of holding them until maturity. This revision had no effect on total assets or net interest income and net income. The Bank assessed the impact of the reclassification on all prior periods and determined that the reclassification did not result in a material misstatement to any previously issued financial statements. The non-negotiable certificates of deposit that do not meet the definition of a security will continue to be classified as interest-bearing deposits in the Statements of Condition and Income, as well as the Statements of Cash Flows.
Effective July 1, 2008 the Bank enhanced its segment methodology. In addition, during the first quarter of 2009 the Bank enhanced its calculation of adjusted net interest income. Prior period amounts were reclassified to be consistent with the enhanced methodology presented at March 31, 2009. Refer to “Note 12 — Segment Information” for further information.

Note 2—Recently Issued and Adopted Accounting Standards & Interpretations
FSP FAS 157-2. On February 12, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which delayed the effective date of SFAS No. 157, Fair Value Measurements (SFAS 157) until January 1, 2009, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The requirements of SFAS 157 apply to non-financial assets and non-financial liabilities addressed by FSP FAS 157-2 for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Bank adopted FSP FAS 157-2 on January 1, 2009. Its adoption did not have a material effect on the Bank’s financial condition, results of operations or cash flows.
SFAS 161. On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (SFAS 161), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. The Bank adopted SFAS 161 on January 1, 2009, which resulted in increased financial statement disclosures.
FSP FAS 115-2 and FAS 124-2. On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment (OTTI) guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt securities in the financial statements. This FSP clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired and changes the presentation and calculation of the OTTI on debt securities recognized in earnings in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to OTTI of equity securities. This FSP expands and increases the frequency of existing disclosures about OTTI for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.
When determining whether a debt security is other-than-temporarily impaired, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether it (a) has the intent to sell the debt security, or (b) more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized.

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the OTTI recognized in the Statements of Income. In those instances, the OTTI is separated into (a) the amount of the total OTTI related to the credit loss, and (b) the amount of the total OTTI related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in other comprehensive (loss) income. Subsequent non-OTTI related increases and decreases in the fair value of available-for-sale securities will be included in other comprehensive (loss) income. The OTTI recognized in other comprehensive (loss) income for debt securities classified as held-to-maturity will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional OTTI recognized). The total OTTI is presented in the Statements of Income with an offset for the amount of the total OTTI that is recognized in other comprehensive (loss) income. Previously, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made.
FSP FAS 115-2 and FAS 124-2 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP FAS 115-2 and FAS 124-2 also requires early adoption of FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized OTTI from retained earnings to accumulated other comprehensive (loss) income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis. The Bank adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009 and recognized no cumulative-effect adjustment because it had no previously recognized OTTI.

FSP FAS 157-4. On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 is intended to provide additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP FAS 157-4 also requires early adoption of FSP FAS 115-2 and FAS 124-2. The Bank adopted FSP FAS 157-4 as of January 1, 2009. Its adoption did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.
FSP FAS 107-1 and APB 28-1. On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends the disclosure requirements in SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP FAS 107-1 and APB 28-1 is only permitted if an election is also made to early adopt FSP FAS 115-2 and FAS 124-2 and FSP FAS 157-4. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. The Bank adopted FSP FAS 107-1 and APB 28-1 on January 1, 2009, which resulted in increased interim financial statement disclosures.
Note 3—Securities Purchased Under Agreements to Resell
The Bank periodically holds securities purchased under agreements to resell those securities. These amounts represent short-term loans and are classified as assets in the Statements of Condition. These securities purchased under agreements to resell are held in safekeeping in the name of the Bank by a Federal Reserve Bank or a third party custodian approved by the Bank. The Bank is permitted to sell or repledge these assets. At March 31, 2009, the Bank held $2.0 billion of overnight securities purchased under agreements to resell. At December 31, 2008, the Bank did not hold any securities purchased under agreements to resell.

Note 4—Trading Securities
Major Security Types. Trading securities were as follows (dollars in thousands):

	March 31,	December 31,
	2009	2008

TLGP	$5,262,021	$2,151,485

Trading securities represented investments in Temporary Liquidity Guarantee Program (TLGP) debt. The TLGP was created by the FDIC and represents corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.
The following table summarizes net gain on trading securities (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008

Unrealized holding gain on trading securities	19,656	—
Gain on sale of trading securities	436	—

Net gain on trading securities	$20,092	$—

Gains on Sales. The Bank sold TLGP securities with a total par value of $326.0 million out of its trading portfolio and recognized a gain of $0.4 million in other (loss) income during the three months ended March 31, 2009. There were no gains on sales of trading securities during the three months ended March 31, 2008.
Note 5—Available-for-Sale Securities
Major Security Types. Available-for-sale securities at March 31, 2009 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities
Government-sponsored enterprise	$3,815,328	$443	$77,520	$3,738,251

Available-for-sale securities at December 31, 2008 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Non-mortgage-backed securities
State or local housing agency obligations	$580	$—	$—	$580

Mortgage-backed securities
Government-sponsored enterprise	3,983,671	—	144,271	3,839,400

Total	$3,984,251	$—	$144,271	$3,839,980

Government-sponsored enterprise (GSE) mortgage-backed securities (MBS) represented Fannie Mae and Freddie Mac securities. At March 31, 2009 and December 31, 2008, the Bank did not hold any preferred stock issued by Fannie Mae or Freddie Mac.
State or local housing agency obligations represented Housing Finance Agency (HFA) bonds that were purchased by the Bank from housing associates in the Bank’s district.
The following table summarizes the available-for-sale securities with unrealized losses at March 31, 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities
Government-sponsored enterprise	$324,895	$3,386	$3,327,203	$74,134	$3,652,098	$77,520

The following table summarizes the available-for-sale securities with unrealized losses at December 31, 2008. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities
Government-sponsored enterprise	$1,487,246	$45,639	$2,352,154	$98,632	$3,839,400	$144,271

Redemption Terms. The following table summarizes the amortized cost and estimated fair value of available-for-sale securities categorized by contractual maturity (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value

Due after ten years[1]	$—	$—	$580	$580

Mortgage-backed securities	3,815,328	3,738,251	3,983,671	3,839,400

Total	$3,815,328	$3,738,251	$3,984,251	$3,839,980

[1]	The security due after ten years at December 31, 2008 represented a HFA bond under a standby bond purchase agreement that was purchased and subsequently sold at par.
The amortized cost of the Bank’s MBS classified as available-for-sale includes net discounts of $6.9 million and $7.3 million at March 31, 2009 and December 31, 2008.
Other-than-Temporary Impairment Analysis on Available-for-Sale Securities. The Bank evaluates its individual available-for-sale securities for OTTI on at least a quarterly basis. At March 31, 2009 the Bank’s available-for-sale securities portfolio consisted of agency MBS that were guaranteed by a GSE. This portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on its available-for-sale securities in an unrealized loss position due to the GSE guarantee. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis.

Note 6—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities at March 31, 2009 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
Negotiable certificates of deposit	$830,000	$—	$—	$830,000
Commercial paper	374,991	9	—	375,000
State or local housing agency obligations	111,785	2,969	—	114,754
TLGP	1,250	—	6	1,244
Other	6,906	160	—	7,066

Total non-mortgage-backed securities	1,324,932	3,138	6	1,328,064

Mortgage-backed securities
Government-sponsored enterprise	5,499,146	83,498	50,881	5,531,763
U.S. government agency-guaranteed	49,638	29	969	48,698
MPF shared funding	44,761	—	1,936	42,825
Other	37,862	—	8,527	29,335

Total mortgage-backed securities	5,631,407	83,527	62,313	5,652,621

Total	$6,956,339	$86,665	$62,319	$6,980,685

Held-to-maturity securities at December 31, 2008 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
Commercial paper	$384,757	$146	$1	$384,902
State or local housing agency obligations	92,765	1,878	80	94,563
Other	6,906	166	—	7,072

Total non-mortgage-backed securities	484,428	2,190	81	486,537

Mortgage-backed securities
Government-sponsored enterprise	5,329,884	64,310	87,540	5,306,654
U.S. government agency-guaranteed	52,006	—	981	51,025
MPF shared funding	47,156	—	2,573	44,583
Other	38,534	—	10,045	28,489

Total mortgage-backed securities	5,467,580	64,310	101,139	5,430,751

Total	$5,952,008	$66,500	$101,220	$5,917,288

State or local housing agency obligations represented HFA bonds purchased by the Bank from housing associates within its district. TLGP securities represented investments in member TLGP debt. These corporate debentures are backed by the full faith and credit of the U.S. Government.
Other non-MBS investments represented investments in municipal bonds and Small Business Investment Company. Other MBS investments represented private-label MBS, which are backed by prime loans.
GSE MBS represented Fannie Mae and Freddie Mac securities. U.S. government agency-guaranteed MBS represented Government National Mortgage Association securities and Small Business Administration (SBA) Pool Certificates. SBA Pool Certificates represent undivided interests in pools of the guaranteed portions of SBA loans. The SBA’s guarantee of the Pool Certificate is backed by the full faith and credit of the U.S. Government. At March 31, 2009 and December 31, 2008, the Bank did not hold any preferred stock issued by Fannie Mae or Freddie Mac.

The following table summarizes the held-to-maturity securities with unrealized losses at March 31, 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Non-mortgage-backed securities
TLGP	$1,244	$6	$—	$—	$1,244	$6

Mortgage-backed securities
Government-sponsored enterprise	2,252,753	30,416	674,490	20,465	2,927,243	50,881
U.S. government agency-guaranteed	12,535	188	34,740	781	47,275	969
MPF shared funding	—	—	42,825	1,936	42,825	1,936
Other	308	2	29,027	8,525	29,335	8,527

	2,265,596	30,606	781,082	31,707	3,046,678	62,313

Total	$2,266,840	$30,612	$781,082	$31,707	$3,047,922	$62,319

The following table summarizes the held-to-maturity securities with unrealized losses at December 31, 2008. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Non-mortgage-backed securities
Commercial paper	$99,903	$1	$—	$—	$99,903	$1
State or local housing agency obligations	19,920	80	—	—	19,920	80

	119,823	81	—	—	119,823	81

Mortgage-backed securities
Government-sponsored enterprise	1,933,043	61,049	653,825	26,491	2,586,868	87,540
U.S. government agency-guaranteed	47,939	901	3,085	80	51,024	981
MPF shared funding	—	—	44,583	2,573	44,583	2,573
Other	321	2	28,168	10,043	28,489	10,045

	1,981,303	61,952	729,661	39,187	2,710,964	101,139

Total	$2,101,126	$62,033	$729,661	$39,187	$2,830,787	$101,220

Redemption Terms. The following table summarizes the amortized cost and estimated fair value of held-to-maturity securities by contractual maturity (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$1,204,991	$1,205,000	$384,757	$384,902
Due after one year through five years	4,239	4,393	2,989	3,154
Due after five years through ten years	2,855	2,911	3,205	3,261
Due after ten years	112,847	115,760	93,477	95,220

	1,324,932	1,328,064	484,428	486,537

Mortgage-backed securities	5,631,407	5,652,621	5,467,580	5,430,751

Total	$6,956,339	$6,980,685	$5,952,008	$5,917,288

The amortized cost of the Bank’s MBS classified as held-to-maturity included net discounts of $21.6 million and $22.6 million at March 31, 2009 and December 31, 2008.
Other-than-Temporary Impairment Analysis on Held-to-Maturity Securities. The Bank evaluates its individual held-to-maturity securities for OTTI on at least a quarterly basis. As part of this process, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an OTTI in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that do not meet either of these conditions, the Bank performs analysis to determine if any of these securities are at risk for OTTI. To determine which individual securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, the Bank uses indicators, or “screens” which consider various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the duration and level of the unrealized loss; and certain other collateral-related characteristics such as the ratio of credit enhancement to expected credit losses and the ratio of seriously delinquent loans to credit enhancement. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

As a result of this security-level review, the Bank identifies individual securities which should be subjected to a detailed cash flow analysis to determine the cash flows that are likely to be collected. The Bank also identifies and evaluates all private-label MBS securities held in common with other FHLBanks. At-risk securities and securities held in common are evaluated by estimating projected cash flows that the Bank is likely to collect based on a careful assessment of all available information about each individual security, the structure of the security and certain assumptions, such as the remaining payment terms of the security, prepayment speeds, default rates, loss severity on the collateral supporting the security, based on underlying loan level borrower and loan characteristics, expected housing price changes and interest rate assumptions, to determine whether the Bank will recover the entire amortized cost basis of the security. In performing a detailed cash flow analysis, the Bank identifies its best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of the security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is not other-than-temporary.
At March 31, 2009 the Bank held four private-label MBS in common with other FHLBanks, therefore a detailed cash flow analysis was performed on each of the four commonly held private-label MBS. As a result of this analysis, no OTTI was required to be taken. The remainder of the Bank’s held-to-maturity securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on its held-to-maturity securities in an unrealized loss position. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. As a result of the Bank’s analysis on the held-to-maturity securities portfolio, no OTTI was required to be taken.

Note 7—Advances
Members and eligible housing associates use the Bank’s various advance programs as sources of funding for mortgage lending, affordable housing and other community lending (including economic development), and general asset-liability management.
Redemption Terms. The following table shows the Bank’s advances outstanding (dollars in thousands):

	March 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %

Overdrawn demand deposit accounts	$180	—	$623	—
Due in one year or less	7,610,732	3.01	9,332,574	2.70
Due after one year through two years	4,658,782	4.01	5,212,502	3.97
Due after two years through three years	4,647,536	2.45	3,656,941	3.45
Due after three years through four years	4,629,911	2.33	5,014,300	2.25
Due after four years through five years	3,633,927	2.40	4,893,217	2.37
Thereafter	11,521,292	3.44	12,552,790	3.32

Total par value	36,702,360	3.05	40,662,947	3.03

Commitment fees	*		*
Discounts on AHP advances	(30)		(34)
Premiums	361		380
Discounts	(7)		(9)
Hedging fair value adjustments
Cumulative fair value gain	944,927		1,082,129
Basis adjustments from terminated and ineffective hedges	135,223		152,066

Total	$37,782,834		$41,897,479

*	Amount is less than one thousand.
The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At March 31, 2009 and December 31, 2008, the Bank had callable advances outstanding totaling $7.0 billion and $7.9 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At March 31, 2009 and December 31, 2008, the Bank had putable advances outstanding totaling $8.5 billion.
Interest Rate Payment Terms. The following table shows the Bank’s advances by interest rate payment type (dollars in thousands):

	March 31,	December 31,
	2009	2008
Par amount of advances
Fixed rate	$25,821,946	$28,050,033
Variable rate	10,880,414	12,612,914

Total	$36,702,360	$40,662,947

Note 8—Mortgage Loans Held for Portfolio
The Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) involves investment by the Bank in mortgage loans that are held for portfolio which are either funded by the Bank through, or purchased from, member participating financial institutions (PFIs). The Bank’s members originate, service, and credit enhance home mortgage loans that are sold to the Bank. Members participating in the servicing released program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the member to a designated mortgage servicer.
Mortgage loans with an original contractual maturity of 15 years or less are classified as medium-term, and all other mortgage loans are classified as long-term. The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in thousands):

	March 31,	December 31,
	2009	2008
Real Estate:
Fixed rate medium-term single family mortgages	$2,394,811	$2,409,977
Fixed rate long-term single family mortgages	8,185,683	8,266,134

Total par value	10,580,494	10,676,111

Premiums	82,707	86,355
Discounts	(78,491)	(81,547)
Basis adjustments from mortgage loan commitments	3,994	4,491
Allowance for credit losses	(491)	(500)

Total mortgage loans held for portfolio, net	$10,588,213	$10,684,910

The par value of mortgage loans held for portfolio outstanding at March 31, 2009 and December 31, 2008 consisted of government-insured loans totaling $407.3 million and $423.4 million and conventional loans totaling $10.2 billion and $10.3 billion, respectively.
The Bank’s management of credit risk in the MPF program involves several layers of legal loss protection that are defined in agreements among the Bank and its participating members. Though the nature of these layers of loss protection differs slightly among the MPF products we offer, each product contains similar credit risk structures. For conventional loans, the credit risk structure contains the following layers of loss protection in order of priority:
•	Homeowner equity.
•	Primary Mortgage Insurance for all loans with home owner equity of less than 20 percent of the original purchase price or appraised value.
•	First Loss Account (FLA) established by the Bank. FLA is a memorandum account for tracking losses. Such losses are either recoverable from future payments of performance based credit enhancement fees to the member or absorbed by the Bank. The Bank records credit enhancement fees paid to participating members as a reduction of mortgage loan interest income. Credit enhancement fees totaled $4.6 million and $4.9 million for the three months ended March 31, 2009 and 2008.
•	Credit enhancements (including supplemental mortgage insurance (SMI)) provided by participating members. The size of the participating member’s credit enhancement is calculated so that any losses in excess of the FLA are limited to those of an investor in a mortgage-backed security that is rated the equivalent of AA by a nationally recognized statistical rating organization. To cover losses equal to all or a portion of the credit enhancement obligations, participating members are required to either collateralize their credit enhancement obligations or to purchase SMI from a highly rated mortgage insurer for the benefit of the Bank.
•	Losses greater than credit enhancements provided by members are the responsibility of the Bank. The Bank utilizes an allowance for any estimated losses beyond the above layers.
The allowance for credit losses was $0.5 million at March 31, 2009 and December 31, 2008. The Bank recorded charge-offs of $9,000 and $68,000 during the three months ended March 31, 2009 and 2008. The Bank did not have any recoveries during the three months ended March 31, 2009 and 2008. At March 31, 2009 and December 31, 2008, the Bank had $61.9 million and $48.4 million of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $0.7 million and $0.5 million at March 31, 2009 and December 31, 2008. At March 31, 2009 and December 31, 2008, the Bank’s other assets included $8.2 million and $7.6 million of real estate owned.

Effective February 26, 2009 the MPF program was expanded to include a new off-balance sheet product called MPF Xtra (MPF Xtra is a trademark of the FHLBank of Chicago). Under this product, the Bank assigns 100 percent of its interests in PFI master commitments to the FHLBank of Chicago. The FHLBank of Chicago then purchases mortgage loans from the Bank’s PFIs under the master commitments and sells those loans to Fannie Mae. Currently, only PFIs that retain servicing of their MPF loans are eligible for the MPF Xtra product. At March 31, 2009 the FHLBank of Chicago had funded $1.0 million of MPF Xtra mortgage loans under the master commitments. The Bank recorded $384 in MPF Xtra fee income from the FHLBank of Chicago during the three months ended March 31, 2009.
Note 9—Derivatives and Hedging Activities
Nature of Business Activity
Consistent with Finance Agency policy, the Bank enters into derivatives to manage the interest rate risk exposures inherent in otherwise unhedged assets and funding positions and to achieve its risk management objectives. The Bank’s Enterprise Risk Management Policy prohibits trading in or the speculative use of these derivative instruments and limits credit risk arising from these instruments. Derivatives are an integral part of the Bank’s financial management strategy.
The most common ways in which the Bank uses derivatives are to:
•	reduce the interest rate sensitivity and repricing gaps of assets and liabilities;
•	reduce funding costs by combining a derivative with a consolidated obligation, as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation;
•	preserve a favorable interest rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation used to fund the advance). Without the use of derivatives, this interest rate spread could be reduced or eliminated when a change in the interest rate on the advance does not match a change in the interest rate on the consolidated obligation;
•	mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., advances or mortgage assets) and liabilities; and
•	manage embedded options in assets and liabilities.
Types of Derivatives
The Bank can use the following instruments to manage its exposure to interest rate risks inherent in its normal course of business:
•	interest rate swaps;
•	options;
•	swaptions;
•	interest rate caps or floors; and
•	future/forward contracts.

The goal of the Bank’s interest rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept.
Interest Rate Swaps. An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable interest rate index for the same period of time. The variable interest rate received by the Bank in most derivative agreements is the London Interbank Offered Rate (LIBOR).
Options. An option is an agreement between two entities that conveys the right, but not the obligation, to engage in a future transaction on some underlying security or other financial asset at an agreed upon price during a certain period of time or on a specific date. Premiums or swap fees paid to acquire options in a fair value hedge relationship are accounted for at the fair value of the derivative at inception of the hedge and are reported in derivative assets or derivative liabilities in the Statements of Condition. Premiums or swap fees paid are considered the fair value of the option at inception of the hedge.
Swaptions. A swaption is an option on a swap that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank against future interest rate changes. The Bank purchases both payer swaptions and receiver swaptions to decrease its interest rate risk exposure related to the prepayment of certain assets. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.
Interest Rate Caps and Floors. In an interest rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (or “cap”) price. In an interest rate floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (or “floor”) price. Interest rate caps may be used in conjunction with liabilities and interest rate floors may be used in conjunction with assets. Interest rate caps and floors are designed as protection against the interest rate on a variable interest rate asset or liability rising above or falling below a certain level.
Futures/Forwards Contracts. Certain mortgage purchase commitments entered into by the Bank are considered derivatives. The Bank hedges these commitments by selling to be announced (TBA) MBS or other derivatives for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price.

Application of Derivatives
Derivative financial instruments are used by the Bank in two ways:
•	as a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); or
•	as a non-qualifying hedge of an asset, liability, or firm commitment (an economic hedge) for asset/liability management purposes.
Bank management uses derivatives when they are considered to be the most cost-effective alternative to achieve the Bank’s financial and risk management objectives. The Bank reevaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new strategies.
Types of Assets and Liabilities Hedged
The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to (1) assets and liabilities in the Statements of Condition, or (2) firm commitments. The Bank also formally assesses (both at the hedge’s inception and at least monthly) whether the derivatives that it uses in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. At the hedge’s inception the Bank uses the variability-reduction method to assess prospective hedge effectiveness. The Bank uses regression analyses to assess the effectiveness of its hedges retrospectively.
Consolidated Obligations—While consolidated obligations are the joint and several obligations of the 12 FHLBanks, the Bank has consolidated obligations for which it is the primary obligor. To date, the Bank has never had to assume or pay the consolidated obligations of another FHLBank. The Bank enters into derivatives to hedge the interest rate risk associated with its specific consolidated obligations. The Bank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation.
For instance, in a typical transaction, fixed rate consolidated obligations are issued and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to the Bank designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. The Bank in turn pays a variable cash flow on the derivative that closely matches the interest payments it receives on short-term or variable interest rate advances (typically one- or three-month LIBOR). These transactions are treated as fair value hedges under SFAS 133. The Bank may issue variable interest rate consolidated obligations indexed to LIBOR or the Federal funds rate and simultaneously execute interest rate swaps to hedge the basis risk of the variable interest rate debt.

Advances—The Bank offers a wide array of advance structures to meet members’ funding needs. These advances may have maturities up to 30 years with variable or fixed interest rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances in order to more closely match the characteristics of its funding liabilities. In general, whenever a member executes a fixed interest rate advance or a variable interest rate advance with embedded options, the Bank will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the advance. For example, the Bank may hedge a fixed interest rate advance with an interest rate swap where the Bank pays a fixed interest rate coupon and receives a variable interest rate coupon, effectively converting the fixed interest rate advance to a variable interest rate advance. This type of hedge is treated as a fair value hedge under SFAS 133.
When issuing putable advances, the Bank effectively purchases a put option from the member that allows the Bank to put or extinguish the fixed interest rate advance, which the Bank normally would exercise when interest rates increase, and the borrower may elect to enter into a new advance. The Bank may hedge these advances by entering into a cancelable derivative.
Mortgage Loans—The Bank invests in fixed interest rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The Bank manages the interest rate and prepayment risks associated with mortgages through a combination of debt issuance and derivatives. The Bank issues both callable and noncallable debt and prepayment linked consolidated obligations to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans.
The Bank may purchase interest rate caps and floors, swaptions, calls, and puts to minimize sensitivity to changes in interest rates due to mortgage loan prepayments. Although these derivatives are valid economic hedges, they are not specifically linked to individual loans and, therefore, do not receive fair-value hedge accounting. The derivatives are marked-to-market through earnings with no offsetting hedged item marked-to-market.
In accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), certain mortgage purchase commitments are considered derivatives. The Bank normally hedges these commitments by selling to be announced (TBA) MBS or other derivatives for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized using the level-yield method.

Investments—The Bank primarily invests in U.S. agency obligations, MBS, TLGP debt, and the taxable portion of state or local HFA obligations, which may be classified as held-to-maturity, available-for-sale or trading securities. The interest-rate and prepayment risks associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage the prepayment and interest rate risks by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with interest rate caps or floors, or swaptions. The Bank may manage prepayment and duration risk by funding investment securities with consolidated obligations that contain call features. The Bank may also manage the risk arising from changing market prices and volatility of investment securities by matching the cash outflow on the derivative with the cash inflow on the investment securities. The derivatives held by the Bank that are currently associated with securities are designated as economic hedges. The changes in fair values of these derivatives are recorded in current period earnings.
Managing Credit Risk on Derivatives
The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in Bank policies and regulations. Based on credit analyses and collateral requirements, Bank management does not anticipate any credit losses on its derivative agreements.
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
At March 31, 2009 and December 31, 2008, the Bank’s maximum credit risk, as defined above, was approximately $2.6 million and $2.8 million. These totals include $4.5 million and $0.6 million of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held no cash as collateral at March 31, 2009 and December 31, 2008.

Some of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2009 was $622.1 million, for which the Bank has posted collateral of $155.1 million in the normal course of business. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $264.7 million of collateral to its derivative counterparties at March 31, 2009. However, the Bank’s credit rating has not changed during the previous 12 months.
Financial Statement Effect and Additional Financial Information
The notional amount of derivatives reflects the volume of the Bank’s hedges, but it does not measure the credit exposure of the Bank because there is no principal at risk.
The following table summarizes the Bank’s fair value of derivative instruments, without the effect of netting arrangements or collateral at March 31, 2009 (dollars in thousands). For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

	Notional	Derivative	Derivative
Fair Value of Derivative Instruments	Amount	Assets	Liabilities

Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	$23,016,743	$349,722	$989,446

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swaps	7,103,504	28,337	10,793
Interest rate caps	2,340,000	2,888	—
Mortgage delivery commitments	184,889	411	405
Forward settlement agreements (TBAs)	182,000	3	634

Total derivatives not designated as hedging instruments under SFAS 133	9,810,393	31,639	11,832

Total derivatives and related accrued interest before netting and collateral adjustments	$32,827,136	381,361	1,001,278

Netting adjustments[1]		(378,736)	(378,736)
Cash collateral and related accrued interest		—	(155,117)

Total netting adjustments and cash collateral		(378,736)	(533,853)

Derivative assets and liabilities as reported in the Statements of Condition		$2,625	$467,425

[1]	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions by counterparty.

The following table presents the components of “Net loss on derivatives and hedging activities” as presented in the Statements of Income (dollars in thousands):

Three Months Ended
March 31, 2009
Derivatives and hedged items in SFAS 133 fair value hedging relationships
Interest rate swaps	$12,465

Derivatives not designated as hedging instruments under SFAS 133
Economic hedges
Interest rate swaps	(17,713)
Interest rate caps	407
Forward settlement agreements (TBAs)	(440)
Mortgage delivery commitments	(2,154)

Total net loss related to derivatives not designated as hedging instruments under SFAS 133	(19,900)

Net loss on derivatives and hedging activities	$(7,435)

The following table presents, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income (dollars in thousands):

	Three Months Ended March 31, 2009
			Net Fair Value	Effect on
	Gain (Loss) on	(Loss) Gain on	Hedge	Net Interest
Hedged Item Type	Derivative	Hedged Item	Ineffectiveness	Income[1]

Advances	$137,758	$(137,203)	$555	$(67,415)
Bonds	(84,259)	96,169	11,910	57,719

Total	$53,499	$(41,034)	$12,465	$(9,696)

[1]	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.
Note 10—Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. Bonds are typically issued to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Discount notes are typically issued to raise short-term funds of one year or less. These discount notes sell at less than their face amount and are redeemed at par value when they mature. See the Bank’s Form 10-K for additional information regarding consolidated obligations.

The par amounts of the outstanding consolidated obligations of the 12 FHLBanks were approximately $1,135.4 billion and $1,251.5 billion at March 31, 2009 and December 31, 2008.
The FHLBank Act authorizes the U.S. Treasury to purchase directly from the FHLBanks consolidated obligations up to an aggregate principal amount of $4.0 billion. As a result of the passage of the Housing Act in 2008, this authorization was supplemented with a temporary authorization for the U.S. Treasury to directly purchase from the FHLBanks consolidated obligations in any amount deemed appropriate under certain conditions. This temporary authorization expires December 31, 2009. At March 31, 2009, no such purchases had been made by the U.S. Treasury.
Bonds. The following table shows the Bank’s bonds outstanding by year of maturity (dollars in thousands):

	March 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %

Due in one year or less	$18,406,500	2.46	$15,962,600	3.10
Due after one year through two years	5,264,250	3.80	6,159,050	4.01
Due after two years through three years	3,907,300	4.46	4,670,100	4.34
Due after three years through four years	2,723,850	4.27	2,231,050	4.54
Due after four years through five years	1,191,300	4.67	2,417,500	4.35
Thereafter	7,462,700	5.15	8,408,700	5.13
Index amortizing notes	2,323,409	5.12	2,420,099	5.12

Total par value	41,279,309	3.64	42,269,099	4.04

Premiums	45,877		50,742
Discounts	(37,758)		(40,699)
Hedging fair value adjustments
Cumulative fair value loss	264,590		348,214
Basis adjustments from terminated and ineffective hedges	78,408		95,117
Fair value option loss	2,889		—

Total	$41,633,315		$42,722,473

The following table shows the Bank’s total bonds outstanding (dollars in thousands):

	March 31,	December 31,
	2009	2008
Par amount of bonds
Noncallable or nonputable	$39,964,309	$39,214,099
Callable	1,315,000	3,055,000

Total par value	$41,279,309	$42,269,099

Interest Rate Payment Terms. The following table shows the Bank’s bonds by interest rate payment type (dollars in thousands):

	March 31,	December 31,
	2009	2008
Par amount of bonds
Fixed rate	$35,419,309	$37,954,099
Simple variable rate	5,860,000	4,315,000

Total par value	$41,279,309	$42,269,099

Extinguishment of Debt. Losses on extinguishment of debt totaled $16.0 million for the three months ended March 31, 2009 due to the early extinguishment of bonds with a total par value of $231.8 million. Losses on extinguishment of debt were partially offset by basis adjustment amortization of $7.7 million recorded in net interest income. For the three months ended March 31, 2009, net losses on extinguishment of debt totaled $8.3 million. There were no gains or losses on extinguishment of debt for the three months ended March 31, 2008.
Discount Notes. Discount notes are typically issued to raise short-term funds that have original maturities up to 365/366 days. These notes are issued at less than their face amount and redeemed at par value when they mature.
The Bank’s discount notes were as follows (dollars in thousands):

	March 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate %	Amount	Rate %

Par value	$29,140,090	0.61	$20,153,370	1.83
Discounts	(45,752)		(92,099)
Hedging fair value adjustments	—		*

Total	$29,094,338		$20,061,271

*	Amount is less than one thousand.

Note 11—Capital
The Bank is subject to three regulatory capital requirements. The Bank must maintain at all times permanent capital in an amount at least equal to the sum of its credit, market, and operations risk capital requirements, calculated in accordance with Bank policy and rules and regulations of the Finance Agency. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk based capital requirement. Regulatory capital, as defined by the Finance Agency, includes mandatorily redeemable capital stock and excludes accumulated other comprehensive loss. For reasons of safety and soundness, the Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk based capital requirements. Additionally, the Bank is required to maintain at least a four percent total capital-to-asset ratio and at least a five percent leverage ratio at all times. The leverage ratio is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 time divided by total assets. For reasons of safety and soundness, the Finance Agency may require the Bank to maintain a higher total capital-to-asset ratio.
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements (dollars in thousands):

	March 31, 2009		December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk based capital	$1,623,134	$3,250,289	$1,967,981	$3,173,807
Total capital-to-asset ratio	4.00%	4.28%	4.00%	4.66%
Total regulatory capital	$3,037,227	$3,250,289	$2,725,172	$3,173,807
Leverage ratio	5.00%	6.42%	5.00%	6.99%
Leverage capital	$3,796,534	$4,875,433	$3,406,465	$4,760,711
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
Capital stock owned by members in excess of their minimum investment requirements is known as excess capital stock. The Bank had excess capital stock (including excess mandatorily redeemable capital stock) of $293.5 million and $61.1 million at March 31, 2009 and December 31, 2008.

Under the Bank’s Capital Plan, the Bank, at its discretion and upon 15 days’ written notice, may repurchase excess membership stock. If a member’s membership stock balance exceeds an operational threshold set forth in the Capital Plan as a result of a merger or consolidation, the Bank may repurchase the amount of excess stock necessary to make the member’s membership stock balance equal to the operational threshold.
In late 2008, as a result of market conditions, the Bank indefinitely discontinued its practice of repurchasing excess membership and activity-based capital stock. Members are able to continue using excess activity-based capital stock to satisfy their activity-based capital stock requirements.
Mandatorily Redeemable Capital Stock. At March 31, 2009 and December 31, 2008, the Bank had $11.0 million and $10.9 million in capital stock subject to mandatory redemption. These amounts have been classified as “mandatorily redeemable capital stock” in the Statements of Condition.
The following table summarizes the Bank’s activity related to mandatorily redeemable capital stock (dollars in thousands):

	March 31,	December 31,
	2009	2008

Balance, beginning of year	$10,907	$46,039

Mandatorily redeemable stock issued	—	49
Capital stock subject to mandatory redemption reclassified from equity	78	2,861
Redemption of mandatorily redeemable capital stock	—	(38,042)

Balance, end of period	$10,985	$10,907

Note 12—Segment Information
The Bank has identified two primary operating segments based on its method of internal reporting: Member Finance and Mortgage Finance. A summary of each segment’s products and services can be found below.
The Member Finance segment includes advances, investments (excluding MBS, HFA, and SBA investments), and the related funding and hedging of those assets. Member deposits are also included in this segment. Income from the Member Finance segment is derived primarily from the spread between the yield on advances and investments and the borrowing and hedging costs related to those assets. Additionally, expenses associated with member deposits impact income from the Member Finance segment.

The Mortgage Finance segment includes mortgage loans acquired through the MPF program, MBS, HFA, and SBA investments, and the related funding and hedging of those assets. Income from the Mortgage Finance segment is derived primarily from the spread between the yield on mortgage loans, MBS, HFA, and SBA investments and the borrowing and hedging costs related to those assets.
Capital is allocated to the Member Finance and Mortgage Finance segments based on each segment’s amount of capital stock, retained earnings, and accumulated other comprehensive loss.
The Bank evaluates performance of the segments based on adjusted net interest income after providing for a mortgage loan credit loss provision. Previously, adjusted net interest income was net interest income adjusted for economic hedging costs included in other (loss) income. During the first quarter of 2009, the Bank enhanced its calculation of adjusted net interest income and concluded that adjusted net interest income should be net interest income adjusted for basis adjustment amortization on called and extinguished debt included in interest expense, economic hedging costs included in other (loss) income, and concession expense on fair value option bonds included in other expense.
The following table shows the Bank’s financial performance by operating segment (dollars in thousands). Prior period amounts have been adjusted to reflect the Bank’s enhanced segment methodology.

	Member	Mortgage
	Finance	Finance	Total
Three months ended March 31, 2009
Adjusted net interest income	$4,382	$18,218	$22,600
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$4,382	$18,218	$22,600

Average assets for the period	$53,531,835	$20,311,271	$73,843,106
Total assets at period end	$55,871,239	$20,059,978	$75,931,217

Three months ended March 31, 2008
Adjusted net interest income	$48,010	$21,920	$69,930
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$48,010	$21,920	$69,930

Average assets for the period	$42,956,521	$17,636,283	$60,592,804
Total assets at period end	$51,601,176	$18,480,707	$70,081,883

The Bank includes interest income and interest expense associated with economic hedges as well as concession expense associated with fair value option bonds in its evaluation of financial performance for its two operating segments. Net interest income does not include these amounts in the Statements of Income for financial reporting purposes. Interest income and interest expense associated with economic hedges are recorded as a component of “Net loss on derivatives and hedging activities” in other (loss) income in the Statements of Income. Concession expense associated with fair value option bonds is recorded in other expense in the Statements of Income. The Bank excludes interest expense associated with basis adjustment amortization on called and extinguished debt in its evaluation of financial performance for its two operating segments. Net interest income includes these amounts in the Statements of Income for financial reporting purposes. The following table reconciles the Bank’s financial performance by operating segment to total income before assessments (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008

Adjusted net interest income after mortgage loan credit loss provision	$22,600	$69,930
Interest expense on basis adjustment amortization of called debt	(17,402)	(5,575)
Interest expense on basis adjustment amortization of extinguished debt	7,719	—
Concession expense on fair value option bonds	37	—
Net interest (income) expense on economic hedges	(3,628)	342

Net interest income after mortgage loan credit loss provision	9,326	64,697

Other loss	(3,500)	(11,576)
Other expense	11,736	10,437

(Loss) income before assessments	$(5,910)	$42,684

Note 13—Estimated Fair Values
SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 159 provides an option to report selected financial assets and liabilities at fair value.

The Bank records trading investments, available-for-sale investments, derivative assets, derivative liabilities, and certain bonds at fair value in the Statements of Condition in accordance with SFAS 157. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the assets or liability, and market participants with whom the entity would transact in that market.
Fair Value Option. SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value in the financial statements. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income.
During the first quarter of 2009, the Bank elected to record bonds indexed to the Federal funds rate at fair value in accordance with SFAS 159. The Bank entered into a derivative to swap the Federal funds rate to LIBOR. The hedge relationship does not qualify for fair value hedge accounting under SFAS 133; therefore the Bank elected to account for the derivative as an economic hedge. To offset the derivative mark-to-market the Bank elected the fair value option on the bonds and records the offsetting mark-to-market in the Bank’s Statements of Income.
Fair Value Hierarchy. SFAS 157 established a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is and defines the level of disclosure. SFAS 157 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, the Bank must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the Bank to define the inputs for fair value and level of hierarchy.
Outlined below is the application of the fair value hierarchy established by SFAS 157 to the Banks’ financial assets and financial liabilities that are carried at fair value in the Statements of Condition.

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
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The types of assets and liabilities carried at Level 2 fair value include the Bank’s investment securities such as commercial paper, state or local housing agency obligations, TLGP debt, and MBS, including U.S. government agency and certain derivative contracts, as well as certain bonds.
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

Fair Value on a Recurring Basis. The following table presents, for each SFAS 157 hierarchy level, the Banks’ assets and liabilities that are measured at fair value in the Statements of Condition at March 31, 2009 (dollars in thousands):

	Fair Value Measurements at March 31, 2009 Using:
				Netting
	Level 1	Level 2	Level 3	Adjustment[1]	Total
Assets
Trading securities
TLGP	$—	$5,262,021	$—	$—	$5,262,021
Available-for-sale securities
Government-sponsored enterprise	—	3,738,251	—	—	3,738,251
Derivative assets	3	381,358	—	(378,736)	2,625

Total assets at fair value	$3	$9,381,630	$—	$(378,736)	$9,002,897

Liabilities
Bonds[2]	$—	$(1,897,889)	$—	$—	$(1,897,889)
Derivative liabilities	(634)	(1,000,644)	—	533,853	(467,425)

Total liabilities at fair value	$(634)	$(2,898,533)	$—	$533,853	$(2,365,314)

[1]	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Net cash collateral plus accrued interest totaled $155,117 at March 31, 2009.

[2]	Represents bonds recorded under the fair value option in accordance with SFAS 159.

The following table presents, for each SFAS 157 hierarchy level, the Banks’ assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2008 (dollars in thousands):

	Fair Value Measurements at December 31, 2008 Using:
				Netting
	Level 1	Level 2	Level 3	Adjustment[1]	Total
Assets
Trading securities	$—	$2,151,485	$—	$—	$2,151,485
Available-for-sale securities	—	3,839,980	—	—	3,839,980
Derivative assets	248	403,728	—	(401,136)	2,840

Total assets at fair value	$248	$6,395,193	$—	$(401,136)	$5,994,305

Liabilities
Derivative liabilities	$(2,571)	$(1,101,501)	$—	$669,057	$(435,015)

Total liabilities at fair value	$(2,571)	$(1,101,501)	$—	$699,057	$(435,015)

[1]	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Net cash collateral plus accrued interest totaled $267,921 at March 31, 2009.
For instruments carried at fair value in the Statements of Condition, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification to the hierarchy level for certain financial assets or liabilities. At March 31, 2009 the Bank had made no reclassifications to its fair value hierarchy.
The following table presents the changes in fair value for bonds in which the SFAS 159 fair value option has been elected (dollars in thousands):

	Three Months Ended March 31, 2009
	Interest	Net Loss on Bonds Held at	Total Change
	Expense	Fair Value	in Fair Value

Bonds	$1,248	$1,641	$2,889

For bonds recorded under the fair value option, the related contractual interest expense is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net loss on bonds held at fair value” in the Statements of Income. The change in fair value, as shown in the table above, does not include changes in instrument-specific credit risk. The Bank has determined that no adjustments to the fair values of bonds recorded under the fair value option were necessary for instrument-specific credit risk. Concessions paid on bonds under the fair value option are expensed as incurred and recorded in other expense in the Statements of Income. The Bank recorded $37,000 in concession expense associated with fair value option bonds during the three months ended March 31, 2009.
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding of bonds for which the SFAS 159 fair value option has been elected (dollars in thousands):

March 31,
2009

Principal balance	$1,895,000
Fair value	1,897,889

Fair value over principal balance	$2,889

Estimated Fair Values. The following estimated fair value amounts have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2009 and December 31, 2008. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions.
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

Investment Securities. The fair value of the Bank’s investment securities is estimated using information from a specialized pricing service that uses pricing models and/or quoted prices of securities with similar characteristics. Inputs into the pricing models are market based and observable. The estimated fair value is determined based on each security’s quoted price excluding accrued interest as of the last business day of the reporting period. When quoted prices are not available the estimated fair value is determined by calculating the present value of expected future cash flows and reducing the amount for accrued interest receivable.
The Bank performs several validation steps in order to verify the accuracy and reasonableness of the investment fair values provided by the pricing service. These steps may include, but are not limited to, a detailed review of instruments with significant price changes and a comparison of fair values to those derived by an alternative pricing service. The Bank’s trading and available-for-sale securities are recorded in the Bank’s Statements of Condition at fair value.
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

SFAS 157 clarified that the valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and must also take into account the company’s own credit standing. The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments for credit were deemed necessary to the recorded fair values of derivative assets and liabilities in the Statements of Condition at March 31, 2009 and December 31, 2008.
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
Consolidated Obligations Elected Under the Fair Value Option. The Bank estimates fair values using models that use primarily market observable inputs. The Bank’s primary inputs for measuring the fair value of bonds are market-based CO Curve inputs obtained from the Office of Finance. The Bank has determined that the CO Curve is based on market observable data.
Adjustments may be necessary to reflect the Bank’s credit quality or the credit quality of the FHLBank System when valuing bonds measured at fair value. The Bank monitors its own creditworthiness, the creditworthiness of the other 11 FHLBanks, and the FHLBank System to determine whether any adjustments are necessary for creditworthiness in its fair value measurement of bonds. The credit ratings of the FHLBank System and any changes to the credit ratings are the basis for the Bank to determine whether the fair values of bonds have been significantly affected during the reported period by changes in the instrument-specific credit risk.
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

The carrying values and estimated fair values of the Bank’s financial instruments were as follows (dollars in thousands):
FAIR VALUE SUMMARY TABLE

	March 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets
Cash and due from banks	$33,828	$33,828	$44,368	$44,368
Interest-bearing deposits	15,873	15,740	152	152
Securities purchased under agreements to resell	1,980,000	1,980,000	—	—
Federal funds sold	9,247,000	9,247,000	3,425,000	3,425,000
Trading securities	5,262,021	5,262,021	2,151,485	2,151,485
Available-for-sale securities	3,738,251	3,738,251	3,839,980	3,839,980
Held-to-maturity securities	6,956,339	6,980,685	5,952,008	5,917,288
Advances	37,782,834	37,703,931	41,897,479	41,864,640
Mortgage loans held for portfolio, net	10,588,213	10,979,374	10,684,910	10,984,668
Accrued interest receivable	89,135	89,135	92,620	92,620
Derivative assets	2,625	2,625	2,840	2,840

Liabilities
Deposits	(1,134,953)	(1,134,635)	(1,496,470)	(1,495,865)

Consolidated obligations
Discount notes	(29,094,338)	(29,125,988)	(20,061,271)	(20,141,287)
Bonds (includes $1,897,889 at fair value under the fair value option at March 31, 2009)	(41,633,315)	(42,890,646)	(42,722,473)	(44,239,835)

Consolidated obligations, net	(70,727,653)	(72,016,634)	(62,783,744)	(64,381,122)

Mandatorily redeemable capital stock	(10,985)	(10,985)	(10,907)	(10,907)
Accrued interest payable	(359,491)	(359,491)	(320,271)	(320,271)
Derivative liabilities	(467,425)	(467,425)	(435,015)	(435,015)

Other
Standby letters of credit	(2,437)	(2,437)	(1,945)	(1,945)
Commitments to extend credit for mortgage loans	(704)	(703)	(1,406)	(1,426)
Standby bond purchase agreements	—	1,552	482	263

Note 14—Commitments and Contingencies
As described in Note 10, the 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if one or more of the FHLBanks is unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations, as determined or approved by the Finance Agency. No FHLBank has ever had to assume or pay the consolidated obligation of another FHLBank. The par amounts of the outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $1,064.9 billion and $1,189.1 billion at March 31, 2009 and December 31, 2008.
In 2008 the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. The Bank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. At March 31, 2009 the Bank had provided the U.S. Treasury with a listing of advance collateral amounting to $12.2 billion, which provides for maximum borrowings of $10.6 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. At March 31, 2009 the Bank has not drawn on this available source of liquidity.
Standby letters of credit are executed with members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $4.0 billion at March 31, 2009, and had original terms between 8 days and 13 years with a final expiration in 2020. Outstanding standby letters of credit were approximately $3.4 billion at December 31, 2008, and had original terms between 4 days and 13 years with a final expiration in 2020. Unearned fees are recorded in other liabilities and amounted to $2.4 million and $1.9 million at March 31, 2009 and December 31, 2008. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these commitments. The estimated fair value of standby letters of credit at March 31, 2009 and December 31, 2008 is reported in Note 13.

Commitments that unconditionally obligate the Bank to fund/purchase mortgage loans from members in the MPF program totaled $185.6 million and $289.6 million at March 31, 2009 and December 31, 2008. Commitments are generally for periods not to exceed forty-five business days. Commitments that obligate the Bank to purchase closed mortgage loans from its members are considered derivatives under SFAS 149, and their estimated fair value at March 31, 2009 and December 31, 2008 is reported in Note 9 as mortgage delivery commitments. Commitments that obligate the Bank to table fund mortgage loans are not considered derivatives under SFAS 149, and the estimated fair value at March 31, 2009 and December 31, 2008 is reported in Note 13 as commitments to extend credit for mortgage loans.
As described in Note 8, for managing the inherent credit risk in the MPF program, participating members receive base and performance based credit enhancement fees from the Bank. When the Bank incurs losses for certain MPF products, it reduces base and performance based credit enhancement fee payments to applicable members until the amount of the loss is recovered up to the limit of the FLA. The FLA is an indicator of the potential losses for which the Bank is liable (before the member’s credit enhancement is used to cover losses). The FLA amounted to $110.5 million and $105.9 million at March 31, 2009 and December 31, 2008.
The Bank entered into $394.0 million and $1.0 billion par value traded but not settled bonds at March 31, 2009 and December 31, 2008. The Bank entered into $176.8 million and $0.0 million par value traded but not settled discount notes at March 31, 2009 and December 31, 2008. The Bank entered into derivatives with a notional value of $94.0 million and $1.0 billion that had traded but not settled at March 31, 2009 and December 31, 2008. The Bank had $155.1 million and $267.9 million of cash pledged as collateral to broker-dealers at March 31, 2009 and December 31, 2008. The Bank generally executes derivatives with large highly rated banks and broker-dealers and enters into bilateral collateral agreements.

At March 31, 2009, the Bank had 11 standby bond purchase agreements with housing associates within its district whereby the Bank would be required to purchase bonds under circumstances defined in each agreement. The Bank would hold investments in the bonds until the designated remarketing agent could find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the standby bond purchase agreement. The 11 outstanding standby bond purchase agreements total $325.1 million and expire seven years after execution, with a final expiration in 2016. The Bank received fees for the guarantees that amounted to $0.2 million for the three months ended March 31, 2009. The Bank executed two standby bond purchase agreements during the three months ended March 31, 2008. At March 31, 2009, the Bank had not been required to purchase any HFA bonds under the executed standby bond purchase agreements. The estimated fair value of standby bond purchase agreements at March 31, 2009 and December 31, 2008 is reported in Note 13.
On September 19, 2008, the Bank entered into a Bond Purchase Contract with the Missouri Housing Development Commission (the Commission). The contract obligated the Bank to purchase up to $75 million of taxable single family mortgage revenue bonds within six months of the contract date. The bonds could be purchased in up to ten subseries and were to be purchased at par without any accrued interest. At March 31, 2009 the Bank had purchased $40.0 million in mortgage revenue bonds from the Commission under this contract, all of which mature on November 1, 2039. The contract expired on March 19, 2009 therefore there will be no additional purchases under this contract.
Effective March 31, 2009 the Bank signed a second Bond Purchase Contract with the Commission. The contract has identical terms to the first contract and obligates the Bank to purchase up to $75 million of taxable single family mortgage revenue bonds within six months of the contract date. At March 31, 2009 the Bank had not received any notification from the Commission to purchase mortgage revenue bonds under the second contract.
The Bank is not currently aware of any pending or threatened legal proceedings against it that could have a material adverse effect on its financial condition, results of operations, or cash flows.

Note 15—Activities with Stockholders and Housing Associates
Under the Bank’s Capital Plan, voting rights conferred upon the Bank’s members are for the election of member directors and independent directors. Member directorships are designated to one of the five states in the Bank’s district and a member is entitled to nominate and vote for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable member directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that state as of the record date for voting. The remaining independent directors are nominated by the Bank’s Board of Directors after consultation with the FHLBank’s Affordable Housing Advisory Council, and then voted upon by all members within the Bank’s five-state district. Non-member stockholders are not entitled to cast votes for the election of directors. At March 31, 2009 and December 31, 2008, no member owned more than 10 percent of the voting interests of the Bank due to statutory limits on members’ voting rights as discussed above.
Transactions with Stockholders. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank and may receive dividends on their investment. Former members own the remaining capital stock to support business transactions still carried in the Bank’s Statements of Condition. All advances are issued to members and all mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts for members primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases. The Bank may not invest in any equity securities issued by its stockholders. The Bank extends credit to members in the ordinary course of business on substantially the same terms, including interest rates and collateral that must be pledged to us, as those prevailing at the time for comparable transactions with other members unless otherwise discussed. These extensions of credit do not involve more than the normal risk of collectibility and do not present other unfavorable features.

The following table shows transactions with members and their affiliates, former members and their affiliates, and housing associates (dollars in thousands):

	March 31,	December 31,
	2009	2008

Assets:
Cash	$582	$18,839
Interest-bearing deposits[1]	15,018	—
Federal funds sold	517,000	1,110,000
Trading securities[2]	430,899	—
Available-for-sale securities[2]	—	580
Held-to-maturity securities[2]	113,035	377,619
Advances	37,782,834	41,897,479
Accrued interest receivable	14,353	21,555
Derivative assets	411	2,655
Other assets	751	615

Total	$38,874,883	$43,429,342

Liabilities:
Deposits	$766,003	$1,394,198
Mandatorily redeemable capital stock	10,985	10,907
Accrued interest payable	216	853
Derivative liabilities	55,956	57,519
Other liabilities	2,437	1,945

Total	$835,597	$1,465,422

Capital:
Capital stock — Class B putable	$2,870,805	$2,780,927

Notional amount of derivatives	$1,275,864	$939,650
Notional amount of standby letters of credit	3,984,643	3,400,001
Notional amount of standby bond purchase agreements	325,056	259,677

[1]	Interest-bearing deposits consist of non-negotiable certificates of deposit purchased by the Bank from its members.

[2]	Trading securities, available-for-sale securities and held-to-maturity securities consist of state or local housing agency obligations, commercial paper, and TLGP promissory notes purchased by the Bank from its members or eligible housing associates.

Transactions with Directors’ Financial Institutions. In the normal course of business, the Bank extends credit to its members whose directors and officers serve as its directors (Directors’ Financial Institutions). Finance Agency regulations require that transactions with Directors’ Financial Institutions be subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. At March 31, 2009 and December 31, 2008, advances outstanding to the Bank Directors’ Financial Institutions aggregated $593.8 million and $561.6 million, representing 1.6 percent and 1.4 percent of the Bank’s total outstanding advances. There were $9.7 million and $0.4 million in mortgage loans originated by the Bank Directors’ Financial Institutions during the three months ended March 31, 2009 and 2008. At March 31, 2009 and December 31, 2008, capital stock outstanding to the Bank Directors’ Financial Institutions aggregated $39.9 million and $33.0 million, representing 1.4 percent and 1.2 percent of the Bank’s total outstanding capital stock. The Bank did not have any investment or derivative transactions with Directors’ Financial Institutions during the three months ended March 31, 2009 and 2008.
Business Concentrations. The Bank has business concentrations with stockholders whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding.
Capital Stock — The following tables present members and their affiliates holding 10 percent or more of outstanding capital stock (including stock classified as mandatorily redeemable) (shares in thousands):

			Shares at	Percent of
			March 31,	Total Capital
Name	City	State	2009	Stock

Superior Guaranty Insurance Company[1]	Minneapolis	MN	4,499	15.6%

			Shares at	Percent of
			December 31,	Total Capital
Name	City	State	2008	Stock

Superior Guaranty Insurance Company[1]	Minneapolis	MN	4,499	16.2%

[1]	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.
In the normal course of business, the Bank invested in overnight Federal funds from Wells Fargo Bank, N.A. (Wells Fargo) during the three months ended March 31, 2009 and 2008.

Advances — The Bank had advances with Wells Fargo of $0.2 billion at March 31, 2009 and December 31, 2008 and advances with Superior Guaranty Insurance Company (Superior), an affiliate of Wells Fargo, of $1.5 billion and $2.3 billion at March 31, 2009 and December 31, 2008. The Bank made no new advances to Wells Fargo during the three months ended March 31, 2009. The Bank made $46.2 billion of new advances with Wells Fargo during the three months ended March 31, 2008. The Bank made no new advances with Superior during the three months ended March 31, 2009 and 2008.
Total interest income from Wells Fargo amounted to $2.6 million and $70.7 million for the three months ended March 31, 2009 and 2008. Total interest income from Superior amounted to $4.7 million and $11.1 million for the three months ended March 31, 2009 and 2008. The Bank held sufficient collateral to cover the members’ advances and expected to incur no credit losses as a result of them.
Mortgage Loans — At March 31, 2009 and December 31, 2008, 72 percent and 74 percent of the Bank’s mortgage loans outstanding were purchased from Superior.
Other — The Bank has a 20 year lease with an affiliate of Wells Fargo for space in a building for the Bank’s headquarters that commenced on January 2, 2007. Future minimum rentals to the Wells Fargo affiliate are as follows (dollars in thousands):

Year	Amount

Due in one year or less	$869
Due after one year through two years	869
Due after two years through three years	869
Due after three years through four years	869
Due after four years through five years	869
Thereafter	11,950

Total	$16,295

Note 16—Activities with Other FHLBanks
The Bank may invest in other FHLBank consolidated obligations, for which the other FHLBanks are the primary obligor, for liquidity purposes. If made, these investments in other FHLBank consolidated obligations would be purchased in the secondary market from third parties and would be accounted for as available-for-sale securities. The Bank did not have any investments in other FHLBank consolidated obligations at March 31, 2009 and December 31, 2008.
The Bank purchased MPF shared funding certificates from the FHLBank of Chicago. See “Note 6 — Held to Maturity Securities” at page 16 for balances at March 31, 2009 and December 31, 2008.

The Bank recorded service fee expense as an offset to other (loss) income due to its relationship with the FHLBank of Chicago in the MPF program. The Bank recorded $0.3 million and $0.2 million in service fee expense to the FHLBank of Chicago for the three months ended March 31, 2009 and 2008.
Effective February 26, 2009 the Bank signed agreements with the FHLBank of Chicago to participate in a MPF loan product called MPF Xtra. Under this product, the Bank assigns 100 percent of its interests in PFI master commitments to the FHLBank of Chicago. The FHLBank of Chicago then purchases mortgage loans from the Bank’s PFIs under the master commitments and sells those loans to Fannie Mae. At March 31, 2009 the FHLBank of Chicago had funded $1.0 million of MPF Xtra mortgage loans under the master commitments. The Bank recorded $384 in MPF Xtra fee income from the FHLBank of Chicago during the three months ended March 31, 2009.
The Bank may sell or purchase unsecured overnight and term Federal funds to and from other FHLBanks at market interest rates.
The following table shows loan activity from other FHLBanks during the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Beginning		Principal	Ending
Other FHLBank	Balance	Borrowings	Payment	Balance

March 31, 2009
San Francisco	$—	$5,784,000	$(5,784,000)	$—

March 31, 2008
Cincinnati	$—	$50,000	$(50,000)	$—

The Bank did not make any loans to other FHLBanks during the three months ended March 31, 2009 and 2008.
Note 17—Subsequent Event
On April 8, 2009, the Bank transferred approximately $2.4 billion of MPF loans with a fair value of $2.5 billion from held for investment to held for sale. As part of its risk management strategies, management identified specific loans for which its intent has changed as it is now considering the sale of these loans. Loans transferred to the held for sale portfolio are recorded at the lower of cost basis or fair value. This measurement is performed at the date of transfer and each subsequent reporting period prior to sale. On April 8, 2009 and April 30, 2009, all loans transferred to held for sale were in a gain position. Therefore, no provision to the allowance was recorded on the transfer date and no loss was recorded in other income as of April 30, 2009. Loan fair values were based on the Bank’s internal models in accordance with SFAS 157.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our Management’s Discussion and Analysis and annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009 (Form 10-K). The Bank’s Management’s Discussion and Analysis is designed to provide information that will help the reader develop a better understanding of the Bank’s financial statements, key financial statement changes from quarter to quarter, and the primary factors driving those changes. The Bank’s Management’s Discussion and Analysis is organized as follows:

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
These forward-looking statements involve risks and uncertainties including, but not limited to, the following:
•	Economic and market conditions;
•	Demand for Bank advances resulting from changes in Bank members’ deposit flows and/or credit demands;
•	The volume of eligible mortgage loans originated and sold by participating members to the Bank through the Mortgage Partnership Finance (MPF) Program;
•	Pricing of various mortgage loans under the MPF Program by the MPF Provider since the Bank has only limited input on pricing through its participation on the MPF Governance Committee;
•	Volatility of market prices, rates and indices that could affect the value of investments or the Bank’s ability to liquidate collateral expediently in the event of a default by an obligor;
•	Political events, including legislative, regulatory, judicial, or other developments that affect the Bank, its members, counterparties and/or investors in the consolidated obligations of the FHLBanks;
•	Competitive forces including, without limitation, other sources of funding available to Bank members including existing and newly created debt programs explicitly guaranteed by the U.S. Government, other entities borrowing funds in the capital markets and the ability of the Bank to attract and retain skilled individuals;
•	Changes in domestic and foreign investor demand for consolidated obligations of the FHLBanks and/or the terms of derivatives and similar instruments including, without limitation, changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities including existing and newly created debt programs explicitly guaranteed by the U.S. Government;
•	Timing and volume of market activity;
•	Risks related to the operations of the other 11 FHLBanks that could trigger our joint and several liability for debt issued by the other 11 FHLBanks; and
•	Risk of loss arising from litigation filed against the Bank.

There can be no assurance that unanticipated risks will not materially and adversely affect our results of operations. For additional information regarding these and other risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements see “Risk Factors” in our Form 10-K incorporated herein by reference. You are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made as of the date of this report. We undertake no obligation to update or revise any forward-looking statement.
Executive Overview
The Federal Home Loan Bank of Des Moines (the Bank) is a federally chartered corporation that is exempt from all federal, state, and local taxation except real property taxes and is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act), which was recently amended by the Housing and Economic Recovery Act of 2008 (Housing Act). The Federal Housing Finance Agency (Finance Agency) supervises and regulates the FHLBanks and the FHLBank’s Office of Finance (Office of Finance), as well as Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). The Finance Agency’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner. In addition, the Finance Agency ensures that the FHLBanks carry out their housing finance mission and remain adequately capitalized. The Finance Agency establishes policies and regulations governing the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.
The Bank is a cooperatively owned government-sponsored enterprise (GSE) serving shareholder members and housing associates in a five-state region (Iowa, Minnesota, Missouri, North Dakota, and South Dakota). The Bank’s mission is to provide funding and liquidity for its members and housing associates. The Bank fulfills its mission by being a stable resource that can make short- and long-term funding available to members and housing associates through advances, standby letters of credit, investment purchases, mortgage purchases, and targeted housing and economic development activities. Our member institutions include commercial banks, savings institutions, credit unions, and insurance companies.

During the first quarter of 2009 the Bank reported a net loss of $5.9 million compared to net income of $31.4 million for the same period in 2008. The net loss was impacted by several large, non-routine items including early debt extinguishments and increased call activity of outstanding debt. The Bank’s early extinguishment of approximately $231.8 million of par value bonds during the first quarter of 2009 was due to an anticipated increase in prepayments of the Bank’s mortgage (mortgage-backed securities (MBS) and MPF)) portfolio. The debt extinguishments also provide longer-term value over other asset/liability restructuring options given the historically high cost of the Bank’s longer-term debt. While the Bank recognized a net loss of approximately $8.3 million on these extinguishments, it expects such losses to be offset in future periods by improved earnings as a result of lower debt costs. Additionally, the debt extinguishments reduce the Bank’s exposure to asset/liability cash flow mismatches as a result of anticipated mortgage prepayments. The Bank also exercised its call option on a significant amount of callable debt outstanding during the first quarter of 2009 due to market conditions. The Bank called $1.8 billion of higher cost par value bonds and consequently amortized $17.4 million of premium expense related to the outstanding bonds. A portion of these bonds was called and not replaced due to mortgage prepayments experienced during the first quarter, and a portion was replaced with lower cost debt and therefore will provide cost savings that will offset the immediate loss recognized.
The Bank’s net loss continued to be impacted by the negative carry created during the fourth quarter of 2008 as a result of the Bank carrying larger amounts of liquidity due to market conditions and liquidity guidance provided by the Finance Agency. Investment rates on short-term investments declined substantially after the Bank obtained funds to increase its outstanding liquidity position thereby creating the negative carry. The impact of this negative carry has reduced and will continue to decline as the discount notes mature. See additional discussion regarding extinguishments and call activity of bonds in “Results of Operations for the Three Months Ended March 31, 2009 and 2008” at page 63.
Despite the Bank’s reported net loss primarily due to the items discussed above, the Bank reported a net gain on trading securities of $20.1 million during the three months ended March 31, 2009. The Bank continued its efforts to increase investment income through the purchase of Temporary Liquidity Guarantee Program (TLGP) securities, Federal funds sold, and resale agreements. During the first quarter of 2009 the Bank significantly increased its investment purchases. These investment purchases drove total assets to increase 11 percent at March 31, 2009 to $75.9 billion from $68.1 billion at December 31, 2008. The Bank’s advances declined approximately $4.1 billion at March 31, 2009 when compared with December 31, 2008 primarily due to the availability of alternative funding options for members. In addition, members are carrying more deposits, which has driven the demand for the Bank’s advances down as well as allowed members the ability to prepay their advances. Consolidated obligations increased $7.9 billion at March 31, 2009 compared with December 31, 2008 primarily due to an increase in discount notes outstanding of approximately $9.0 billion utilized to fund the increased investment activity. Subsequent to the quarter ended March 31, 2009, the Bank’s net income for the month-ended April 30, 2009 was approximately $22.7 million with year-to-date ending April 30, 2009 net income of approximately $16.8 million. Excluding any additional non-routine items, the Bank expects future performance to be more reflective of April year-to-date results.

Conditions in the Financial Markets
Three Months Ended March 31, 2009 and December 31, 2008
The credit and liquidity crisis that commenced in 2007 continued throughout the first quarter of 2009. The continuing effects of the crisis were reflected in economic data released throughout the first quarter of 2009, which included the following: significant declines in U.S. employment, contracting consumer credit, depressed manufacturing activity, declining construction spending, declining corporate profits, declining home prices, and declining inflation.
The U.S. Government, the Federal Reserve, and a number of foreign governments and foreign central banks have taken actions to stabilize the credit and liquidity crisis and to reverse its negative effects. These actions enhanced, supplemented, and expanded programs that began in 2008 and included the following: extension of the TLGP, purchases of agency securities by the Federal Reserve, and an unchanged Federal Open Market Committee (FOMC) Federal funds target rate of 0.00 percent to 0.25 percent. In addition, on April 2, 2009 the Financial Accounting Standards Board (FASB) announced more flexibility in the recognition of losses on debt securities to firms.
Financial Market Conditions
During the three months ended March 31, 2009, average market interest rates were significantly lower when compared with the same period in 2008. The following table shows information on key average market interest rates for the three months ended March 31, 2009 and 2008 and key market interest rates at December 31, 2008:

	First Quarter	First Quarter
	2009	2008	December 31,
	3-Month	3-Month	2008
	Average	Average	Ending Rate

Fed effective[1]	0.19%	3.17%	0.14%
Three-month LIBOR[1]	1.24	3.29	1.43
2-year U.S. Treasury[1]	0.89	2.03	0.77
10-year U.S. Treasury[1]	2.70	3.65	2.21
30-year residential mortgage note[2]	5.07	5.87	5.14

[1]	Source is Bloomberg.

[2]	Average calculated using The Mortgage Bankers Association Weekly Application Survey; December 31, 2008 ending rates are from the last week in 2008.

A deteriorating labor market and weak economic data suggesting a decline in U.S. consumer spending, business investment, and industrial production led the FOMC to maintain the target range of 0.00 percent to 0.25 percent throughout the first quarter of 2009. In addition to easing its target Federal funds rate, the FOMC committed to purchase U.S. agency, treasury, and MBS to stabilize and provide support to the financial markets. These actions, along with a tightening credit environment and market illiquidity, contributed to the lower interest rate environment throughout the first quarter of 2009 relative to the same period in 2008.
Agency Spreads
Agency spreads to LIBOR improved on the Bank’s shorter maturities (maturities less than 1 year) during the first quarter of 2009 in comparison with the same period of 2008, resulting in lower short-term funding costs for the Bank. In contrast, agency spreads to LIBOR worsened on the Bank’s longer maturities (1 year and greater) during the first quarter of 2009 when compared with 2008, resulting in higher long-term funding costs for the Bank.

	First Quarter	First Quarter
	2009	2008	December 31,
	3-Month	3-Month	2008
	Average	Average	Ending Rate
FHLB spreads to LIBOR (basis points)[1]
3-month	(90.1)	(44.2)	(131.5)
2-year	30.3	(7.3)	19.4
5-year	62.3	5.1	73.1
10-year	129.2	14.9	109.1

[1]	Source is Office of Finance.
Historically, the FHLBanks’ credit quality and efficiency led to ready access to funding at competitive rates. However, during the last three months of 2008, government intervention and weakening investor confidence in general adversely impacted the Bank’s long-term cost of funds. As demonstrated in the table above, average agency spreads on the Bank’s longer dated maturities during the first quarter of 2009 were wider to LIBOR compared with the same period in 2008 resulting in more expensive debt costs to the Bank on its longer dated bonds. As a result, the Bank continued to rely more heavily on the issuance of discount notes to fund longer-term advances. To offset the risk this mismatch in funding introduced, the Bank increased advance pricing.

Mortgage Market Conditions
In November 2008, the Federal Reserve announced plans to support the mortgage and housing markets by purchasing up to $500 billion of fixed-rate agency MBS, in an attempt to improve conditions in the financial markets. The program was initially expected to last through June 2009, however, continued deterioration in market conditions and concerns over market reactions once the program ceased caused the Federal Reserve to modify the program. On March 18, 2009, the Federal Reserve extended the program through the end of 2009 and increased the anticipated purchase amount to $1.25 trillion.
During the first quarter of 2009, the Federal Reserve purchased $302 billion of agency fixed-rate pass-through MBS, which drove up the price of MBS to record highs and simultaneously achieved the Federal Reserve’s goal of lowering mortgage rates to 5.00 percent. On April 2, 2009, the average 30-year traditional mortgage rate dropped to an historic low of 4.78 percent. While not all borrowers qualify to refinance existing mortgages due to tighter lending standards and lower real estate values, the historically low mortgage rates made refinancing more attractive, meaning homeowners may repay their mortgage loans faster than expected.
The coupling of higher dollar prices and the expectation of faster prepayments due to lower mortgage rates has decreased global demand for MBS. MBS have outperformed on a LIBOR option-adjusted spread (OAS) basis and have driven investors to look for yields in other asset classes.
While we cannot predict future outcomes, to date we have not experienced any credit losses or other-than-temporary impairment (OTTI) write downs on our MBS portfolio and have only experienced a small amount of credit losses on our mortgage loan portfolio.
Selected Financial Data
The following selected financial data should be read in conjunction with the financial statements and condensed notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report, and our Form 10-K. The financial position data at March 31, 2009 and results of operations data for the three months ended March 31, 2009 were derived from the unaudited financial statements and condensed notes thereto included in this report. The financial position data at December 31, 2008 was derived from the audited financial statements and notes not included in this report.

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods and is in conformity with accounting principles generally accepted in the United States of America (GAAP). The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be achieved for the full year.

Statements of Condition	March 31,	December 31,
(Dollars in millions)	2009	2008
Short-term investments[1]	$12,448	$3,810
Mortgage-backed securities	9,370	9,307
Other investments[2]	5,381	2,252
Advances	37,783	41,897
Mortgage loans, net	10,588	10,685
Total assets	75,931	68,129
Consolidated obligations[3]	70,728	62,784
Mandatorily redeemable capital stock	11	11
Affordable Housing Program	36	40
Payable to REFCORP	1	1
Total liabilities	72,770	65,112
Capital stock — Class B putable	2,871	2,781
Retained earnings	368	382
Capital-to-asset ratio[4]	4.16%	4.43%

Operating Results and Performance Ratios	Three Months Ended March 31,
(Dollars in millions)	2009	2008
Interest income	$419.8	$626.8
Interest expense	410.5	562.1
Net interest income	9.3	64.7
Provision for credit losses on mortgage loans	—	—
Net interest income after mortgage loan credit loss provision	9.3	64.7
Other (loss) income[5]	(3.5)	(11.6)
Other expense	11.7	10.4
Total assessments[6]	—	11.3
Net (loss) income	(5.9)	31.4

Return on average assets	(0.03)%	0.21%
Return on average capital stock	(0.84)	4.72
Return on average total capital	(0.77)	4.19
Net interest spread	(0.08)	0.21
Net interest margin	0.06	0.43
Operating expenses to average assets[7]	0.06	0.06
Annualized dividend rate	1.00	4.50
Cash dividends declared and paid	$7.6	$25.7

[1]	Short-term investments include: interest-bearing deposits, negotiable certificates of deposit, securities purchased under agreements to resell, Federal funds sold, commercial paper, and GSE obligations. Short-term investments have terms less than one year.

[2]	Other investments include: TLGP debt obligations, state or local housing agency obligations, Small Business Investment Company, and municipal bonds.

[3]	The par amount of the outstanding consolidated obligations for all 12 FHLBanks was $1,135.4 billion and $1,251.5 billion at March 31, 2009 and December 31, 2008.

[4]	Capital-to-asset ratio is capital stock plus retained earnings and accumulated other comprehensive loss as a percentage of total assets at the end of the period.

[5]	Other loss (income) includes change in fair value of derivatives.

[6]	Total assessments include: Affordable Housing Program (AHP) and Resolution Funding Corporation (REFCORP).

[7]	Operating expenses to average assets ratio is salaries and benefits plus operating expenses as a percentage of average total assets.

Results of Operations
Three Months Ended March 31, 2009 and 2008
Net (Loss) Income
The Bank reported a net loss of $5.9 million for the quarter ended March 31, 2009 compared with net income of $31.4 million for the quarter ended March 31, 2008. The decrease was primarily due to decreased net interest income as a result of increased call activity on the Bank’s bonds and net losses on the early extinguishment of debt, partially offset by net gains on trading securities and decreased losses on derivatives and hedging activities. See further discussion of changes in net interest income in the “Net Interest Income” section following. For additional discussion of net gains on trading securities and losses on the early extinguishment of debt, see the “Other (Loss) Income” section at page 67. For additional discussion of changes in net losses on derivatives and hedging activities, see the “Hedging Activities” section at page 68.
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

The following table presents average balances and rates of major interest rate sensitive asset and liability categories. The table also presents the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities and the net interest margin between yield on total assets and the cost of total liabilities and capital (dollars in millions).

	For the Three Months Ended March 31, 2009			For the Three Months Ended March 31, 2008
			Interest			Interest
	Average		Income/	Average		Income/
	Balance [1]	Yield/Cost	Expense	Balance [1]	Yield/Cost	Expense
Interest-earning assets
Interest-bearing deposits[2]	$191	0.26%	$0.1	$7	2.53%	$ *
Securities purchased under agreements to resell	1,641	0.21	0.8	—	—	—
Federal funds sold	6,831	0.37	6.3	2,648	3.36	22.1
Short-term investments[3]	831	0.49	1.0	537	3.45	4.6
Mortgage-backed securities[3]	9,558	2.29	54.0	6,831	4.51	76.6
Other investments[3]	3,494	1.85	16.0	80	6.05	1.2
Advances[4]	40,425	2.11	210.1	39,447	3.96	388.0
Mortgage loans[5]	10,754	4.96	131.5	10,758	5.02	134.3

Total interest-earning assets	73,725	2.31	419.8	60,308	4.18	626.8
Noninterest-earning assets	118	—	—	285	—	—

Total assets	$73,843	2.31%	$419.8	$60,593	4.16%	$626.8

Interest-bearing liabilities
Deposits	$1,260	0.27%	$0.8	$1,308	2.71%	$8.8
Consolidated obligations
Discount notes	25,773	1.09	69.1	21,267	3.05	161.2
Bonds	42,395	3.26	340.5	34,189	4.59	389.8
Other interest-bearing liabilities	97	0.30	0.1	184	5.16	2.3

Total interest-bearing liabilities	69,525	2.39	410.5	56,948	3.97	562.1
Noninterest-bearing liabilities	1,194	—	—	632	—	—

Total liabilities	70,719	2.35	410.5	57,580	3.93	562.1
Capital	3,124	—	—	3,013	—	—

Total liabilities and capital	$73,843	2.25%	$410.5	$60,593	3.73%	$562.1

Net interest income and spread		(0.08)%	$9.3		0.21%	$64.7

Net interest margin		0.06%			0.43%

Average interest-earning assets to interest-bearing liabilities		106.04%			105.90%

Composition of net interest income
Asset-liability spread		(0.04)%	$(8.8)		0.23%	$35.3
Earnings on capital		2.35%	18.1		3.93%	29.4

Net interest income			$9.3			$64.7

[1]	Average balances do not reflect the affect of reclassifications due to FASB Interpretation (FIN) No. 39-1, Amendment of FIN No. 39 (FIN 39-1).

[2]	Negotiable certificates of deposit were reclassified from interest-bearing deposits to short-term investments.

[3]	The average balance of available-for-sale securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[4]	Advance interest income includes advance prepayment fee income of $1.6 million and $0.6 million for the three months ended March 31, 2009 and 2008.

[5]	Nonperforming loans are included in average balances used to determine average rate.

*	Represents an amount less than $0.1 million.

Average assets increased to $73.8 billion during the three months ended March 31, 2009 compared with $60.6 billion for the same period in 2008. The increase was primarily attributable to increased average investments. See “Asset-Liability Spread” at page 66 for further discussion.
Average liabilities increased to $70.7 billion during the three months ended March 31, 2009 compared with $57.6 billion for the same period in 2008. The increase was primarily attributable to increased levels of bonds and discount notes as a result of increased assets.
Average capital increased $0.1 billion during the three months ended March 31, 2009 compared to the same period in 2008. The increase was primarily attributable to an increase in average excess capital stock as a result of the Bank discontinuing its practice of voluntarily repurchasing excess membership and activity-based capital stock for an indefinite period which began in the fourth quarter of 2008. In addition, average unrealized losses on available-for-sale securities recorded in accumulated other comprehensive loss decreased as a result of current market conditions.
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

	Variance For the Three Months Ended
	March 31, 2009 vs. March 31, 2008
	Total Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
Interest income
Interest-bearing deposits	$0.2	$(0.1)	$0.1
Securities purchased under agreements to resell	0.8	—	0.8
Federal funds sold	14.8	(30.6)	(15.8)
Short-term investments	1.6	(5.2)	(3.6)
Mortgage-backed securities	23.4	(46.0)	(22.6)
Other investments	16.2	(1.4)	14.8
Advances	9.2	(187.1)	(177.9)
Mortgage loans	(0.1)	(2.7)	(2.8)

Total interest income	66.1	(273.1)	(207.0)

Interest expense
Deposits	(0.3)	(7.7)	(8.0)
Consolidated obligations
Discount notes	28.1	(120.2)	(92.1)
Bonds	79.2	(128.5)	(49.3)
Other interest-bearing liabilities	(0.7)	(1.5)	(2.2)

Total interest expense	106.3	(257.9)	(151.6)

Net interest income	$(40.2)	$(15.2)	$(55.4)

The two components of the Bank’s net interest income are earnings from our asset-liability spread and earnings on capital. See further discussion in “Asset-Liability Spread” below and “Earnings on Capital” at page 67.

The yield on total interest-earning assets and cost of interest-bearing liabilities are impacted by our use of derivatives to adjust the interest rate sensitivity of assets and liabilities. For the net effect of the Bank’s hedging activities by product on net income see “Hedging Activities” at page 68.
Asset-Liability Spread
Asset-liability spread equals the yield on total assets minus the cost of total liabilities. Asset-liability spread income decreased $44.1 million during the three months ended March 31, 2009 compared with the same period in 2008. The Bank’s asset-liability spread income was impacted by the following:
•	Interest income on the Bank’s advance portfolio (including advance prepayment fees, net) decreased $177.9 million or 46 percent during the three months ended March 31, 2009 compared to the same period in 2008 primarily due to lower interest rates thereby decreasing the income on the Bank’s advances. This impact was partially offset by increased average advance volumes. Although average advance volumes increased when compared to prior year, current market conditions and the availability of alternative funding sources for members has caused a downward trend in the Bank’s advance balances throughout the first three months of 2009.
•	Interest income on the Bank’s MBS decreased $22.6 million or 30 percent during the three months ended March 31, 2009 compared with the same period in 2008 primarily due to lower interest rates, partially offset by increased average MBS volumes. At March 31, 2009, $6.8 billion or 73 percent of the Bank’s MBS portfolio was variable rate. As interest rates decline, so will the associated interest income on the variable rate MBS.
•	Interest income on the Bank’s Federal funds sold decreased $15.8 million or 71 percent during the three months ended March 31, 2009 when compared with the same period in 2008 primarily due to lower interest rates, partially offset by increased average Federal funds sold volumes.
•	Interest income on the Bank’s other investments increased to $16.0 million during the three months ended March 31, 2009 when compared to $1.2 million for the same period in 2008. The increase was primarily due to the Bank purchasing TLGP investments. At March 31, 2009 the Bank held $5.3 billion of TLGP investments compared to $0 at March 31, 2008.
•	Interest expense from the Bank’s discount notes decreased $92.1 million or 57 percent during the three months ended March 31, 2009 compared with the same period in 2008 primarily due to lower interest rates, partially offset by increased average discount note volumes. Average discount note volumes increased during the three months ended March 31, 2009 as a result of increased investment purchases. During the three months ended March 31, 2009 discount note rates as reflected through spreads to LIBOR have remained at historically low levels. As investors continue to desire debt with short-term maturities, the Bank’s short-term funding costs will remain advantageous.

•	Interest expense from the Bank’s bonds decreased $49.3 million or 13 percent during the three months ended March 31, 2009 compared with the same period in 2008 primarily due to lower interest rates, partially offset by increased average bond volumes. Although average bond volumes increased when compared to prior year, the Bank’s longer-term cost of funds remained unattractive during the first three months of 2009 as a result of unprecedented volatility in the debt markets and investors continued desire to purchase debt with short-term maturities. This caused a downward trend in the Bank’s bond balances throughout the first three months of 2009. The decrease in interest expense was partially offset by the Bank calling $1.8 billion of higher cost par value bonds and consequently amortizing $17.4 million of premium expense on the bonds during the three months ended March 31, 2009.
Earnings on Capital
We invest our capital to generate earnings, generally for the same repricing maturity as the assets being supported. Earnings on capital decreased $11.3 million during the three months ended March 31, 2009 compared with the same period in 2008 primarily due to the lower interest rate environment. As short-term interest rates have declined, the earnings contribution from capital decreased. This impact was partially offset by increased average capital balances. Average capital increased $0.1 billion during the three months ended March 31, 2009 compared with the same period in 2008 primarily due to an increase in excess capital stock as a result of the Bank discontinuing its practice of voluntarily repurchasing excess membership and activity-based capital stock for an indefinite period which began in the fourth quarter of 2008. In addition, average unrealized losses on available-for-sale securities recorded in accumulated other comprehensive loss decreased as a result of current market conditions.
Other (Loss) Income
The following table presents the components of other (loss) income (dollars in millions):

	Three Months Ended
	March 31,
	2009	2008

Service fees	$0.6	$0.6
Net gain on trading securities	20.1	—
Net loss on bonds held at fair value	(1.7)	—
Net loss on derivatives and hedging activities	(7.4)	(12.7)
Loss on extinguishment of debt	(16.0)	—
Other, net	0.9	0.5

Total other loss	$(3.5)	$(11.6)

Other loss can be volatile from period to period depending on the type of financial activity reported. Other loss improved $8.1 million during the three months ended March 31, 2009 when compared to the same period in 2008. The improvement was primarily attributable to net gains on trading securities and lower net losses on derivatives and hedging activities, partially offset by increased losses on the early extinguishment of debt and losses on bonds held at fair value.
Net gains on trading securities resulted in $20.1 million of income during the three months ended March 31, 2009. The Bank recognized holding gains on trading securities of $19.7 million and a gain on sale of trading securities of $0.4 million during the quarter ended March 31, 2009. These gains were primarily driven by favorable spreads as well as increased investor demand for TLGP investments included in the trading classification. During the first quarter of 2009, the Bank early extinguished bonds with a total par value of $231.8 million due to an anticipated increase in prepayments of the Bank’s mortgage (MBS and MPF) portfolio. This resulted in a loss of $16.0 million recorded in other (loss) income during the first quarter of 2009. Those losses were offset by the accretion of the basis adjustments associated with those bonds in the amount of $7.7 million, which is recorded in net interest income. Finally, net losses on bonds held at fair value were primarily attributable to a decrease in interest rates during the three months ended March 31, 2009 partially offset by gains on interest rate swaps being used to hedge those bonds. For additional information about the Bank’s net losses on derivatives and hedging activities for the three months ended March 31, 2009 and 2008 see “Hedging Activities” below.
Hedging Activities
If a hedging activity qualifies for hedge accounting treatment, the Bank includes the periodic cash flow components of the hedging instrument related to interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. In addition, the Bank reports as a component of other (loss) income in “Net loss on derivatives and hedging activities”, the fair value changes of both the hedging instrument and the hedged item. The Bank records the amortization of certain upfront fees received on interest rate swaps and cumulative fair value adjustments from terminated hedges in interest income or expense.
If a hedging activity does not qualify for hedge accounting treatment, the Bank reports the hedging instrument’s components of interest income and expense, together with the effect of changes in fair value in other (loss) income; however, there is no corresponding fair value adjustment for the hedged asset or liability.
As a result, accounting for derivatives and hedging activities affects the timing of income recognition and the effect of certain hedging transactions are spread throughout the income statement in net interest income and other (loss) income.

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

	Three Months Ended March 31, 2009
Net effect of			Mortgage	Consolidated	Balance
Hedging Activities	Advances	Investments	Assets	Obligations	Sheet	Total

Amortization/accretion	$(16.8)	$—	$(0.4)	$4.4	$—	$(12.8)

Net realized and unrealized gains on derivatives and hedging activities	0.6	—	—	11.9	—	12.5
(Losses) Gains — Economic Hedges	(0.6)	(4.4)	(2.6)	(12.7)	0.4	(19.9)

Reported in Other (Loss) Income	—	(4.4)	(2.6)	(0.8)	0.4	(7.4)

Total	$(16.8)	$(4.4)	$(3.0)	$3.6	$0.4	$(20.2)

	Three Months Ended March 31, 2008
Net effect of			Mortgage	Consolidated	Balance
Hedging Activities	Advances	Investments	Assets	Obligations	Sheet	Total

Amortization/accretion	$(0.3)	$—	$(0.5)	$(1.0)	$—	$(1.8)

Net realized and unrealized gains (losses) on derivatives and hedging activities	0.4	—	—	(3.1)	—	(2.7)
Losses — Economic Hedges	(2.3)	—	—	(0.4)	(7.3)	(10.0)

Reported in Other Loss	(1.9)	—	—	(3.5)	(7.3)	(12.7)

Total	$(2.2)	$—	$(0.5)	$(4.5)	$(7.3)	$(14.5)

Amortization/accretion. The effect of hedging on amortization/accretion varies from period to period depending on the Bank’s activities, including terminating hedge relationships to manage our risk profile and the amount of upfront fees received or paid on derivative transactions. Advance amortization/accretion increased while consolidated obligation amortization/accretion decreased for the three months ended March 31, 2009 compared with the same period in 2008 primarily due to increased advance and consolidated obligation hedge relationship terminations. During the latter half of 2008, the Bank voluntarily terminated certain interest rate swaps that were being used to hedge both advances and bonds in an effort to reduce the Bank’s counterparty profile. The termination activity subsequently resulted in increased amortization/accretion from basis adjustments, which represent the final market value on the hedged item, and is amortized/accreted level-yield over the remaining life of the hedged item. In addition, during the three months ended March 31, 2009, the Bank extinguished certain bonds, thereby increasing the amount of amortization/accretion from basis adjustments.
Net realized and unrealized gains (losses) on derivatives and hedging activities. Hedge ineffectiveness occurs when changes in fair value of the derivative and the related hedged item do not perfectly offset each other. Hedge ineffectiveness gains (losses) during the three months ended March 31, 2009 and 2008 were primarily due to consolidated obligation hedge relationships. Hedge ineffectiveness is driven by changes in the benchmark interest rate and volatility. As the benchmark interest rate changes and the magnitude of that change intensifies, so will the impact on the Bank’s net realized and unrealized gains (losses) on derivatives and hedging activities. Additionally, volatility in the marketplace may intensify this impact.

(Losses) Gains — Economic Hedges. During the three months ended March 31, 2009, economic hedges were primarily used to manage interest rate and prepayment risks in our balance sheet. Changes in (losses) gains on economic hedges are primarily driven by the Bank’s use of economic hedges due to changes in our balance sheet profile, changes in interest rates and volatility, and the loss of hedge accounting for certain hedge relationships failing retrospective hedge effectiveness testing. Economic hedges do not qualify for hedge accounting and as a result the Bank records a fair market value gain or loss on the derivative instrument without recording the corresponding loss or gain on the hedged item. In addition, the interest accruals on the hedges are recorded as a component of other (loss) income instead of a component of net interest income. (Losses) gains on economic hedges were impacted by the following events during the three months ended March 31, 2009 when compared with the same period in 2008:
•	In accordance with SFAS 133, the Bank performs a retrospective hedge effectiveness test at least quarterly. If a hedge relationship fails this test, the Bank can no longer receive hedge accounting and the derivative is accounted for as an economic hedge. Due to volatility in the market, the Bank experienced $19.1 million in losses related to failed retrospective hedge effectiveness testing during the three months ended March 31, 2009. The majority of these losses were related to consolidated obligation hedging relationships.
•	The Bank held interest rate swaps on its balance sheet as economic hedges against adverse changes in the fair value of the Bank’s fixed rate TLGP investments. During the three months ended March 31, 2009 the Bank experienced $4.4 million in losses related to these economic hedges. This loss was partially offset by gains on the fixed rate TLGP of $4.2 million reported in other income.
•	The Bank held interest rate caps on its balance sheet as economic hedges to protect against increases in interest rates. Due to volatility in the market, the Bank recorded $0.4 million in gains on these derivatives during the three months ended March 31, 2009.

Net Interest Income by Segment
The Bank’s segment results are analyzed on an adjusted net interest income basis. Adjusted net interest income is net interest income adjusted for basis adjustment amortization on called and extinguished debt included in interest expense, economic hedging costs included in other (loss) income, and concession expense on fair value option bonds included in other expense.
The following shows the Bank’s financial performance by operating segment and a reconciliation of financial performance to net interest income for the three months ended March 31, 2009 and 2008 (dollars in millions):

	Three Months Ended March 31,
	2009	2008
Adjusted net interest income after mortgage loan credit loss provision

Member Finance	$4.4	$48.0
Mortgage Finance	18.2	21.9

Total	$22.6	$69.9

Reconciliation of the Bank’s operating segment results to net interest income

Adjusted net interest income after mortgage loan credit loss provision	$22.6	$69.9
Interest expense on basis adjustment amortization of called debt	(17.4)	(5.6)
Interest expense on basis adjustment amortization of extinguished debt	7.7	—
Concession expense on fair value option bonds	*	—
Net interest (income) expense on economic hedges	(3.6)	0.4

Net interest income after mortgage loan credit loss provision	$9.3	$64.7

Other loss	(3.5)	(11.6)
Other expense	11.7	10.4

(Loss) income before assessments	$(5.9)	$42.7

*	Amount is less than $0.1 million.

The Bank reported a net loss of $5.9 million for the three months ended March 31, 2009. The Bank’s adjusted net interest income was approximately $22.6 million for the three months ended March 31, 2009 compared to unadjusted net interest income of $9.3 million. The difference between the adjusted net interest income and the Bank’s reported net loss is due to the adjustments described above. The adjustments in the first quarter of 2009 were due to several large, non-routine items. These adjustments primarily impacted the Mortgage Finance segment as described below.
Member Finance. Member Finance adjusted net interest income decreased $43.6 million during the three months ended March 31, 2009 when compared with the same period in 2008. The decrease during the three months ended March 31, 2009 was primarily attributable to the decreased interest rate environment and the negative carry discussed in the “Executive Overview” at page 57. The decreased net interest income was partially offset by increased average assets. The segment’s average assets increased $10.6 billion to $53.5 billion during the three months ended March 31, 2009 when compared to the same period in 2008 primarily due to the purchase of non-MBS investments, including Federal funds sold, TLGP debt, and resale agreements. The Bank increased its investment purchases in an effort to improve investment income as well as meet liquidity requirements.
Member Finance adjusted net interest income was not materially impacted by the adjustments for basis adjustment amortization on called and extinguished debt, economic hedging costs, and concession expense on fair value option bonds.
Mortgage Finance. Mortgage Finance adjusted net interest income decreased $3.7 million during the three months ended March 31, 2009 when compared with the same period in 2008. The decrease was primarily attributed to lower interest rates partially offset by increased average assets. The segment’s average assets increased $2.7 billion to $20.3 billion during the three months ended March 31, 2009 when compared to the same period in 2009 primarily due to the purchase of MBS.
The Mortgage Finance segment was materially impacted by the adjustments described above. These adjustments relate to large, non-routine items including basis adjustments on called debt. The Bank called $0.9 billion of higher cost par value bonds and consequently amortized $16.8 million of premium expense related to the outstanding bonds. A portion of these bonds were called and not replaced due to mortgage prepayments experienced during the first quarter, and a portion were replaced with lower cost debt and therefore will provide cost savings that will offset the immediate loss recognized. The Mortgage Finance segment has $0.4 billion of callable debt outstanding at March 31, 2009 with $2.5 million in related basis adjustments and therefore does not anticipate future material losses due to amortization of basis adjustments relating to called debt.

Additionally, adjusted net interest income eliminates the impact of basis adjustments on extinguished debt as it is offset by losses recorded in other (loss) income. The Bank recognized a net loss of approximately $8.3 million on these extinguishments. The Bank expects such losses to be offset in future periods by improved earnings as a result of lower debt costs. Additionally, the extinguishments reduce the Bank’s exposure to asset/liability cash flow mismatches as a result of anticipated mortgage prepayments.
Statements of Condition at March 31, 2009 and December 31, 2008
Financial Highlights
The Bank’s total assets increased 11 percent to $75.9 billion at March 31, 2009 from $68.1 billion at December 31, 2008. Total liabilities increased 12 percent to $72.8 billion at March 31, 2009 from $65.1 billion at December 31, 2008. Total capital increased five percent to $3.2 billion at March 31, 2009 from $3.0 billion at December 31, 2008. The overall financial condition for the periods presented has been influenced by changes in investment purchases, funding activities, member advances, and mortgage loans. See further discussion of changes in the Bank’s financial condition in the appropriate sections that follow.
Advances
At March 31, 2009, advances totaled $37.8 billion, which is a 10 percent decrease from $41.9 billion at December 31, 2008. The decrease is primarily due to the availability of alternative funding options for members. In addition, members are carrying more deposits, which has driven the demand for the Bank’s advances down as well as allowed members the ability to prepay their advances. This was evidenced in the first quarter by the prepayment of approximately $1.9 billion in member advances. The Bank expects this downward trend in advance balances to continue throughout 2009 as a result of the current market environment and availability of alternative funding sources for members.
Members are required to purchase and maintain activity-based capital stock to support outstanding advances. Changes in advances are accompanied by changes in capital stock, unless the member already owns excess activity-based capital stock. At March 31, 2009 and December 31, 2008, advance activity-based capital stock (excluding excess activity-based capital stock) as a percentage of the advance portfolio was 4.45 percent.
The FHLBank Act requires the Bank to obtain sufficient collateral on advances to protect against losses. The Bank has never experienced a credit loss on an advance to a member or eligible housing associate. Bank management has policies and procedures in place to appropriately manage this credit risk. Accordingly, the Bank has not provided any allowance for losses on advances. See additional discussion regarding our collateral requirements in the “Advances” section within “Risk Management” on page 105.

The composition of our advances based on remaining term to scheduled maturity was as follows (dollars in millions):

	March 31, 2009				December 31, 2008
			Percent of			Percent of
	Amount		Total		Amount	Total
Simple fixed rate advances
Overdrawn demand deposit accounts	$	*	*	%	$1	*	%
One month or less		1,339	3.6		2,852	7.0
Over one month through one year		5,242	14.3		5,220	12.8
Greater than one year		9,509	25.9		10,108	24.9

		16,090	43.8		18,181	44.7

Simple variable rate advances
One month or less		—	—		4	*
Over one month through one year		59	0.1		418	1.1
Greater than one year		4,060	11.1		4,560	11.2

		4,119	11.2		4,982	12.3

Callable advances
Fixed rate		258	0.7		262	0.6
Variable rate		6,665	18.2		7,527	18.5
Putable advances
Fixed rate		8,033	21.9		8,122	20.0
Community investment advances
Fixed rate		962	2.6		1,000	2.5
Variable rate		96	0.3		104	0.3
Callable — fixed rate		56	0.1		62	0.1
Putable — fixed rate		423	1.2		423	1.0

Total par value		36,702	100.0%		40,663	100.0%

Hedging fair value adjustments
Cumulative fair value gain		945			1,082
Basis adjustments from terminated and ineffective hedges		136			152

Total advances		$37,783			$41,897

*	Amount is less than one million or 0.1 percent.
Cumulative fair value gains decreased $137 million at March 31, 2009 when compared to December 31, 2008. Generally, all of the cumulative fair value gains on advances are offset by the net estimated fair value losses on the related derivative contracts. Basis adjustments decreased $16 million at March 31, 2009 when compared to December 31, 2008 due to normal amortization of basis adjustments created during the latter half of 2008. For additional details see the “Derivatives” section at page 84.

The following tables show advance balances for our five largest member borrowers (dollars in millions):

			March 31,	Percent of
			2009	Total
Name	City	State	Advances[1]	Advances

Transamerica Life Insurance Company[2]	Cedar Rapids	IA	$5,450	14.8%
Aviva Life and Annuity Company[2]	Des Moines	IA	3,106	8.5
TCF National Bank	Wayzata	MN	2,450	6.7
ING USA Annuity and Life Insurance Company	Des Moines	IA	2,134	5.8
Superior Guaranty Insurance Company[3]	Minneapolis	MN	1,500	4.1

			14,640	39.9

Housing associates			301	0.8
All others			21,761	59.3

Total advances (at par value)			$36,702	100.0%

			December 31,	Percent of
			2008	Total
Name	City	State	Advances[1]	Advances

Transamerica Life Insurance Company[2]	Cedar Rapids	IA	$5,450	13.4%
Aviva Life and Annuity Company[2]	Des Moines	IA	3,131	7.7
ING USA Annuity and Life Insurance Company	Des Moines	IA	2,994	7.4
TCF National Bank	Wayzata	MN	2,475	6.1
Superior Guaranty Insurance Company[3]	Minneapolis	MN	2,250	5.5

			16,300	40.1
Housing associates			302	0.7
All others			24,061	59.2

Total advances (at par value)			$40,663	100.0%

[1]	Amounts represent par value before considering unamortized commitment fees, premiums and discounts, and hedging fair value adjustments.

[2]	Transamerica Life Insurance Company and Aviva Life and Annuity Company have not signed new collateral maintenance agreements and therefore can not initiate new advances. At March 31, 2009 the remaining weighted average life of advances held by Transamerica Life Insurance Company and Aviva Life and Annuity Company was 5.76 years and 4.98 years. See additional discussion regarding our new collateral agreements in the “Advances” section within “Risk Management” on page 105.

[3]	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Mortgage Loans
The following table shows information on mortgage loans held for portfolio (dollars in millions):

	March 31,	December 31,
	2009	2008
Single family mortgages
Fixed rate conventional loans
Contractual maturity less than or equal to 15 years	$2,393	$2,408
Contractual maturity greater than 15 years	7,780	7,845

Subtotal	10,173	10,253

Fixed rate government-insured loans
Contractual maturity less than or equal to 15 years	1	2
Contractual maturity greater than 15 years	406	421

Subtotal	407	423

Total par value	10,580	10,676

Premiums	83	86
Discounts	(79)	(81)
Basis adjustments from mortgage loan commitments	4	4

Total mortgage loans held for portfolio, net	$10,588	$10,685

Mortgage loans decreased approximately $0.1 billion at March 31, 2009 as we purchased $0.6 billion of loans through the MPF program and received principal repayments of $0.7 billion for the three months ended March 31, 2009. While mortgage loans have continued to decrease, both mortgage originations and mortgage prepayments have increased during the three months ended March 31, 2009 compared to the same period in 2008 as a result of the low interest rate environment.
Mortgage loans acquired from members are concentrated primarily with Superior Guaranty Insurance Corporation (Superior), an affiliate of Wells Fargo Bank, N.A. (Wells Fargo). At March 31, 2009 and December 31, 2008 we held mortgage loans acquired from Superior amounting to $7.6 billion and $7.9 billion, respectively. At March 31, 2009 and December 31, 2008 these loans represented 72 percent and 74 percent of total mortgage loans outstanding at par value. The Bank did not purchase any mortgage loans from Superior during the three months ended March 31, 2009 and 2008.
Effective February 26, 2009 the MPF program was expanded to include a new off-balance sheet product called MPF Xtra (MPF Xtra is a trademark of the FHLBank of Chicago). Under this product, the Bank assigns 100 percent of its interests in PFI master commitments to the FHLBank of Chicago. The FHLBank of Chicago then purchases mortgage loans from the Bank’s PFIs under the master commitments and sells those loans to Fannie Mae. Currently, only PFIs that retain servicing of their MPF loans are eligible for the MPF Xtra product. At March 31, 2009 the FHLBank of Chicago had funded $1.0 million of MPF Xtra mortgage loans under the master commitments. The Bank recorded $384 in MPF Xtra fee income from the FHLBank of Chicago during the three months ended March 31, 2009. Going forward, the Bank expects this new MPF product to decrease mortgage loan purchases under the traditional MPF products.
For additional discussion regarding the MPF credit risk sharing arrangements, see “Mortgage Assets” on page 107.

Investments
The following table shows the book value of investments (dollars in millions):

	March 31, 2009		December 31, 2008
		Percent of		Percent of
	Amount	Total	Amount	Total
Short-term investments
Interest-bearing deposits	$16	0.1%	$—	—%
Negotiable certificates of deposit	830	3.0	—	—
Securities purchased under agreements to resell	1,980	7.3	—	—
Federal funds sold	9,247	34.0	3,425	22.3
Commercial paper	375	1.4	385	2.5

	12,448	45.8	3,810	24.8

Mortgage-backed securities
Government-sponsored enterprise	9,237	34.0	9,169	59.7
U.S. government agency-guaranteed	50	0.2	52	0.3
MPF shared funding	45	0.1	47	0.3
Other	38	0.1	39	0.3

	9,370	34.4	9,307	60.6

State or local housing agency obligations	112	0.4	93	0.6
TLGP	5,263	19.4	2,152	14.0
Other	6	*	7	*

	5,381	19.8	2,252	14.6

Total investments	$27,199	100.0%	$15,369	100.0%

Investments as a percent of total assets		35.8%		22.6%

*	Amount is less than 0.1 percent.
Investment balances increased $11.8 billion or 77 percent at March 31, 2009 compared with December 31, 2008. The increase was primarily due to an increase in Federal funds sold, TLGP debt, and securities purchased under agreements to resell. The Bank purchased these additional investments during the first quarter of 2009 in an effort to improve investment income as well as meet liquidity requirements. For further discussion related to the liquidity guidance see “Liquidity and Capital Resources” at page 86.

The Bank evaluates its individual available-for-sale and held-to-maturity securities for OTTI on at least a quarterly basis. As part of this process, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an OTTI in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that do not meet either of these conditions, the Bank performs analysis to determine if any of these securities are at risk for OTTI. To determine which individual securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, the Bank uses indicators, or “screens” which consider various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the duration and level of the unrealized loss; and certain other collateral-related characteristics such as the ratio of credit enhancement to expected credit losses and the ratio of seriously delinquent loans to credit enhancement. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.
As a result of this security-level review, the Bank identifies individual securities which should be subjected to a detailed cash flow analysis to determine the cash flows that are likely to be collected. The Bank also identifies and evaluates all private-label MBS securities held in common with other FHLBanks. At-risk securities and securities held in common are evaluated by estimating projected cash flows that the Bank is likely to collect based on a careful assessment of all available information about each individual security, the structure of the security and certain assumptions, such as the remaining payment terms of the security, prepayment speeds, default rates, loss severity on the collateral supporting the security, based on underlying loan level borrower and loan characteristics, expected housing price changes and interest rate assumptions, to determine whether the Bank will recover the entire amortized cost basis of the security. In performing a detailed cash flow analysis, the Bank identifies its best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of the security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is not other-than-temporary.
At March 31, 2009 the Bank held four private-label MBS in common with other FHLBanks, therefore a detailed cash flow analysis was performed on each of the four commonly held private-label MBS. As a result of this analysis, no OTTI was required to be taken. The remainder of the Bank’s available-for-sale and held-to-maturity securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on its available-for-sale and held-to-maturity securities in an unrealized loss position. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. As a result of the Bank’s analysis on the available-for-sale and held-to-maturity securities portfolio, no OTTI was required to be taken.

Approximately 99 percent of the securities in a loss position are agency securities guaranteed by a GSE. The remaining one percent of securities in a loss position are private-label MBS. Our private-label MBS were all rated AA or higher by an NRSRO at March 31, 2009 and December 31, 2008. All of these private-label MBS are backed by prime loans. For further discussion of our credit risks associated with private-label MBS see “Mortgage Assets” on page 107.
Consolidated Obligations
Consolidated obligations, which include discount notes and bonds, are the primary source of funds to support our advances, mortgage loans, and investments. We make significant use of derivatives to restructure interest rates on consolidated obligations to better match our funding needs and reduce funding costs. This generally means converting fixed rates to variable rates. At March 31, 2009 the book value of the consolidated obligations issued on the Bank’s behalf totaled $70.7 billion compared with $62.8 billion at December 31, 2008.
Discount Notes—The following table shows our discount notes, all of which are due within one year (dollars in millions):

	March 31,	December 31,
	2009	2008

Par value	$29,140	$20,153
Discounts	(46)	(92)

Total discount notes	$29,094	$20,061

The increase in discount notes was due to increased funding needs resulting from increased investment purchases during the three months ended March 31, 2009. Additionally, the Bank replaced higher cost bonds with lower cost discount notes during the three months ended March 31, 2009.

Bonds—The following table shows our bonds based on remaining term to maturity (dollars in millions):

	March 31,	December 31,
Year of Maturity	2009	2008

Due in one year or less	$18,407	15,963
Due after one year through two years	5,264	6,159
Due after two years through three years	3,907	4,670
Due after three years through four years	2,724	2,231
Due after four years through five years	1,191	2,417
Thereafter	7,463	8,409
Index amortizing notes	2,323	2,420

Total par value	41,279	42,269

Premiums	46	51
Discounts	(38)	(41)
Hedging fair value adjustments
Cumulative fair value loss	265	348
Basis adjustments from terminated and ineffective hedges	78	95
Fair value option loss	3	—

Total bonds	$41,633	$42,722

The slight decrease in bonds was primarily due to the Bank calling $1.8 billion of higher cost par value bonds and early extinguishing $231.8 million of par value bonds during the three months ended March 31, 2009. A portion of the called bonds was replaced with lower cost discount notes during the three months ended March 31, 2009. Cumulative fair value losses decreased $83 million at March 31, 2009 when compared to December 31, 2008. Generally, all of the cumulative fair value losses on bonds are offset by the net estimated fair value gains on the related derivative contracts. Basis adjustments decreased $17 million at March 31, 2009 when compared to December 31, 2008, as a result of the Bank unwinding certain interest rate swaps. For additional details see the “Derivatives” section at page 84.
In addition, during the first quarter of 2009, the Bank elected the SFAS 159 fair value option on approximately $1.9 billion of our bonds. The bonds were variable interest rate bonds indexed to the Federal funds interest rate. As the Federal funds interest rate is not a benchmark rate, the associated hedge does not qualify for SFAS 133 treatment; therefore the Bank elected to record bonds indexed to the Federal funds rate at fair value in accordance with SFAS 159. The Bank entered into a derivative to swap the Federal funds rate to LIBOR. The Bank recorded $2.9 million in fair value adjustments to the bonds held at fair value for the three months ended March 31, 2009.

Deposits
The following table shows our deposits by product type (dollars in millions):

	March 31, 2009		December 31, 2008
		Percent of		Percent of
	Amount	Total	Amount	Total
Interest-bearing
Overnight	$486	42.8%	$694	46.4%
Demand	206	18.2	230	15.3
Term	367	32.3	465	31.1

Total interest-bearing	1,059	93.3	1,389	92.8

Noninterest-bearing	76	6.7	107	7.2

Total deposits	$1,135	100.0%	$1,496	100.0%

The level of deposits will vary based on member alternatives for short-term investments.
Capital
At March 31, 2009 and December 31, 2008, total capital (including capital stock, retained earnings, and accumulated other comprehensive loss) was $3.2 billion and $3.0 billion, respectively. The increase was primarily due to an increase in excess capital stock as a result of the Bank discontinuing its practice of voluntarily repurchasing excess membership and activity-based capital stock for an indefinite period which began in the fourth quarter of 2008. In addition, unrealized losses on available-for-sale securities recorded in accumulated other comprehensive loss decreased as a result of current market conditions.

Derivatives
The notional amount of derivatives reflects the volume of our hedges, but it does not measure the credit exposure of the Bank because there is no principal at risk. The following table categorizes the notional amount of our derivatives (dollars in millions):

	March 31,	December 31,
	2009	2008
Notional amount of derivatives
Interest rate swaps
Noncallable	$21,506	$17,773
Callable by counterparty	8,542	9,261
Callable by the Bank	72	77

	30,120	27,111

Interest rate caps	2,340	2,340
Forward settlement agreements	182	289
Mortgage delivery commitments	185	288

Total notional amount	$32,827	$30,028

The notional amount of our derivative contracts increased approximately $2.8 billion at March 31, 2009 when compared to December 31, 2008 primarily due to the purchase of approximately $1.9 billion interest rate swaps being used to economically hedge the bonds the Bank has elected to carry at fair value.

The following table categorizes the notional amount and the estimated fair value of derivative instruments, excluding accrued interest, by product and type of accounting treatment (dollars in millions). The category titled fair value represents hedges that qualify for fair value hedge accounting. The category titled economic represents hedges that do not qualify for hedge accounting.

	March 31, 2009		December 31, 2008
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Advances
Fair value	$11,818	$(972)	$11,501	$(1,109)
Economic	500	(4)	527	(5)
Investments
Economic	757	(3)	—	—
Mortgage assets
Forward settlement agreements
Economic	182	(1)	289	(2)
Mortgage delivery commitments
Economic	185	*	288	2
Consolidated obligations
Bonds
Fair value	11,198	263	11,969	330
Economic	4,820	6	3,030	2
Discount notes
Economic	1,027	*	84	1
Balance Sheet
Economic	2,340	3	2,340	2

Total notional and fair value	$32,827	$(708)	$30,028	$(779)

Total derivatives, excluding accrued interest		(708)		(779)
Accrued interest		88		79
Net cash collateral		155		268

Net derivative balance		$(465)		$(432)

Net derivative assets		3		3
Net derivative liabilities		(468)		(435)

Net derivative balance		$(465)		$(432)

*	Represents an amount less than one million.
Estimated fair values of derivative instruments will fluctuate based upon changes in the interest rate environment, volatility in the marketplace, as well as the volume of derivative activities. Changes in the estimated fair values are recorded as gains and losses in the Bank’s Statements of Income. For fair value hedge relationships, substantially all of the net estimated fair value gains and losses on our derivative contracts are offset by net hedging fair value adjustment losses and gains or other book value adjustments on the related hedged items. Economic derivatives do not have an offsetting fair value adjustment as it is not associated with a hedged item.

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
During the three months ended March 31, 2009, the credit and liquidity crisis continued to negatively impact the Bank’s longer-term cost of funds, as reflected through spreads to LIBOR. As a result, the Bank continued to rely more heavily on the issuance of longer-dated discount notes for funding as demonstrated in the table below.
The following table shows the average number of days to maturity of our discount notes during the first three months of 2009 and 2008.

	2009	2008
	Average number of	Average number of
Month	days to maturity	days to maturity
January	210	129
February	209	150
March	199	145
Proceeds from the issuance of bonds during the three months ended March 31, 2009 were $4.3 billion compared with $4.9 billion for the same period in 2008. Proceeds from the issuance of discount notes during the three months ended March 31, 2009 were $299.3 billion compared to $336.1 billion for the same period in 2008. The decrease in bond and discount note issuances was primarily the result of decreased advances during the three months ended March 31, 2009 compared to the same period in 2008.
Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. The par amounts of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $1,064.9 billion and $1,189.1 billion at March 31, 2009 and December 31, 2008.

Consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. These are the highest ratings available for such debt from an NRSRO. These ratings measure the likelihood of timely payment of principal and interest on the consolidated obligations. Our ability to raise funds in the capital markets as well as our cost of borrowing can be affected by these credit ratings.
Other sources of liquidity include cash, interbank loan activity, payments collected on advances and mortgage loans, proceeds from the issuance of capital stock, member deposits, securities sold under agreements to repurchase, and current period earnings. In the event of significant market disruptions or local disasters, the Bank President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve. To provide further access to funding, the FHLBank Act authorizes the U.S. Treasury to purchase directly from the FHLBanks consolidated obligations up to an aggregate principal amount of $4.0 billion. As a result of the Housing Act in 2008, this authorization was supplemented with a temporary authorization for the U.S. Treasury to directly purchase from the FHLBanks consolidated obligations in any amount deemed appropriate under certain conditions. This temporary authorization expires December 31, 2009. At April 30, 2009, no purchases had been made by the U.S. Treasury under this authorization.
In 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the 12 FHLBanks. At March 31, 2009 the Bank had provided the U.S. Treasury with a listing of eligible advance collateral, which provided for maximum borrowings of $10.6 billion. At April 30, 2009 the Bank has not drawn on this available source of liquidity.
Uses of Liquidity
During the three months ended March 31, 2009, the Bank used proceeds from the issuance of consolidated obligations primarily to fund the purchase of additional investments to improve investment income as well as meet liquidity requirements. Investment purchases totaled $387.9 billion for the three months ended March 31, 2009 compared to $157.6 billion for the same period in 2008. The Finance Agency’s liquidity requirements call for the Bank to maintain sufficient liquidity through short-term investments in an amount at least equal to our cash outflows under two different scenarios. Refer to “Liquidity Requirements” at page 88 for additional information.
In an effort to provide additional liquidity sources to its members, the Bank began purchasing non-negotiable certificates of deposit and TLGP promissory notes from its eligible members during the three months ended March 31, 2009. Both of these programs allow eligible members to increase their liquidity without pledging additional collateral or impacting their advance capacity at the Bank.
Other uses of liquidity include issuance of advances, purchase of mortgage loans, repayment of consolidated obligations, member deposits and interbank loan activity, redemption or repurchase of capital stock, and payment of dividends.

Liquidity Requirements
Statutory Requirements—The FHLBank Act mandates three liquidity requirements. First, contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. The following table shows our sources of contingent liquidity to support operations for five calendar days compared to our liquidity needs (dollars in billions):

	March 31,	December 31,
	2009	2008

Unencumbered marketable assets maturing within one year	$13.1	$4.8
Advances maturing in seven days or less	0.6	1.3
Unencumbered assets available for repurchase agreement borrowings	13.4	10.5

Total liquidity	$27.1	$16.6

Liquidity needs for five calendar days	$10.2	$3.8

Total liquidity as a percent of five day requirement	266%	437%

Second, we are required to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this requirement (dollars in billions):

	March 31,	December 31,
	2009	2008

Advances with maturities not exceeding five years	$25.2	$28.1
Deposits in banks or trust companies	0.8	—

Total	$26.0	$28.1

Deposits[1]	$1.1	$1.5

[1]	Amount does not reflect the effect of reclassifications due to FIN 39-1.

Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in the total consolidated obligations outstanding. The following table shows our compliance with this requirement (dollars in billions):

	March 31,	December 31,
	2009	2008

Total qualifying assets	$75.7	$68.1
Less: pledged assets	0.2	0.3

Total qualifying assets free of lien or pledge	$75.5	$67.8

Consolidated obligations outstanding	$70.7	$62.8

The Bank was in compliance with all three of its liquidity requirements at March 31, 2009.
In addition to the liquidity measures discussed above, the Finance Agency requires us to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we can not access the capital markets for a period of between 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that we can not access the capital markets for a period of between three to seven days with initial guidance set at five days and that during that period we will automatically renew maturing and called advances for all members except very large, highly rated members. This guidance is designed to protect against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital markets volatility. Finance Agency guidance allows for trading TLGP investments to be included in the above liquidity calculation. At March 31, 2009 and December 31, 2008 the Bank held $5.3 billion and $2.2 billion in trading TLGP investments.
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

The following table shows our contingent liquidity requirement (dollars in billions):

	March 31,	December 31,
	2009	2008

Required contingent liquidity	$(3.4)	$(3.9)
Available assets	14.0	11.1

Excess contingent liquidity	$10.6	$7.2

The Bank was in compliance with its contingent liquidity policy at March 31, 2009.
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
For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock, including mandatorily redeemable capital stock, plus retained earnings. If the Bank’s capital falls below the above requirements, the Finance Agency has authority to take actions necessary to return the Bank to safe and sound business operations. Effective January 30, 2009, the Finance Agency promulgated an interim final rule on capital classifications and critical capital levels for the FHLBanks. Under this interim final rule, the Bank believes it meets the “adequately capitalized” classification, which is the highest rating. For details on this interim final rule, refer to the “Legislative and Regulatory Developments” section at page 95.
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements (dollars in millions):

	March 31, 2009		December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$1,623	$3,250	$1,968	$3,174
Total capital-to-asset ratio	4.00%	4.28%	4.00%	4.66%
Total regulatory capital	$3,037	$3,250	$2,725	$3,174
Leverage ratio	5.00%	6.42%	5.00%	6.99%
Leverage capital	$3,797	$4,875	$3,406	$4,761

The decrease in the regulatory capital-to-asset ratio from 4.66 percent at December 31, 2008 to 4.28 percent at March 31, 2009 was primarily due to the increase in our investments at March 31, 2009. Although the ratio declined, it exceeds the regulatory requirement and we do not expect it to decline below that requirement. The Bank’s regulatory capital-to-asset ratio at March 31, 2009 and December 31, 2008 would have been 3.89 percent and 4.58 percent if all excess capital stock had been repurchased. In the event that the Bank would resume its practice of repurchasing excess capital stock, its current investment position would enable the Bank to remain compliant with the capital-to-asset ratio. The Bank holds $12.4 billion of short-term, highly liquid investments that could be sold to return the Bank’s capital-to-asset ratio to an amount in compliance with Finance Agency regulations.
Capital Stock
We had 28.7 million shares of capital stock outstanding at March 31, 2009 compared with 27.8 million shares outstanding at December 31, 2008. We issued 0.9 million shares to members and did not repurchase any shares from members during the three months ended March 31, 2009. At March 31, 2009 and December 31, 2008 approximately 83 percent of our capital stock outstanding was activity-based capital stock that fluctuates primarily with the outstanding balances of advances made to members and mortgage loans purchased from members. At March 31, 2009 and December 31, 2008 approximately 91 and 92 percent of our total capital was capital stock.
The Bank’s capital stock balances categorized by type of financial services company, including mandatorily redeemable capital stock owned by former members, are noted in the following table (dollars in millions):

	March 31,	December 31,
Institutional Entity	2009	2008

Commercial Banks	$1,364	$1,314
Insurance Companies	1,225	1,203
Savings and Loan Associations	182	170
Credit Unions	100	94
Former Members	11	11

Total capital stock	$2,882	$2,792

Capital stock owned by members in excess of their minimum investment requirements is known as excess capital stock. The Bank had excess capital stock (including excess mandatorily redeemable capital stock) of $293.5 million and $61.1 million at March 31, 2009 and December 31, 2008.

In late 2008, as a result of market conditions, the Bank indefinitely discontinued its practice of repurchasing excess membership and activity-based capital stock. Members are able to continue using excess activity-based capital stock to satisfy their activity-based capital stock requirements. As a condition of membership in the Bank, all members must purchase and maintain membership capital stock based on a percentage of their total assets as of the preceding December 31st. For 2009, the Bank allowed members to use their excess activity-based capital stock to satisfy updated membership capital stock requirements. The Bank converted $21.0 million of excess activity-based capital stock from certain members into membership capital stock in order to meet the members’ updated membership capital stock requirement. In addition, members with insufficient capital stock to cover their updated membership capital stock requirement were required to purchase $13.4 million of additional membership capital stock.
Mandatorily Redeemable Capital Stock
Although mandatorily redeemable capital stock is not included in capital for financial reporting purposes, the Finance Agency requires that such outstanding stock be considered capital for determining compliance with regulatory requirements.
At March 31, 2009, we had $11.0 million in capital stock subject to mandatory redemption from 11 members and former members. At December 31, 2008, we had $10.9 million in capital stock subject to mandatory redemption from 10 former members. This amount has been classified as “mandatorily redeemable capital stock” in the Statements of Condition in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.
The following table shows the amount of capital stock subject to mandatory redemption by the time period in which we anticipate redeeming the capital stock based on our practices (dollars in millions):

	March 31,	December 31,
Year of Redemption	2009	2008

Due in one year or less	$4	$3
Due after one year through two years	5	6
Due after two years through three years	1	1
Due after three years through four years	1	1
Due after four years through five years	*	*
Thereafter	*	*

Total	$11	$11

*	Amount is less than one million.

A majority of the capital stock subject to mandatory redemption at March 31, 2009 and December 31, 2008 was due to voluntary termination of membership as a result of a merger or consolidation into a nonmember or into a member of another FHLBank. The redemption of this capital stock will not be impacted by the Bank’s discontinuance of voluntarily repurchasing excess capital stock assuming the Bank is in compliance with its capital requirements after the redemption.
Dividends
The Bank’s dividend philosophy is to pay out a consistent dividend close to average three-month LIBOR for the covered period. The factors used to support the dividend decision include the adequacy of the Bank’s capital and retained earnings position in accordance with the Bank’s retained earnings policy and current and projected future earnings.
The Bank paid cash dividends of $7.6 million during the three months ended March 31, 2009 relative to the Bank’s fourth quarter 2008 financial results compared to $25.7 million during the same period of 2008. The annualized dividend rate paid was 1.00 percent and 4.50 percent during the three months ended March 31, 2009 and 2008. The dividend rate is driven by the Bank’s current and projected financial performance and capital position, including the targeted level of retained earnings and the current interest rate environment.
On May 14, 2009 the Board of Directors declared a first quarter 2009 dividend at an annualized rate of 1.00 percent to be paid on May 22, 2009. Although the Bank reported a net loss of $5.9 million during the three months ended March 31, 2009, the Bank believed payment of a dividend was prudent given the Bank’s dividend philosophy and its current level of retained earnings as well as projected future earnings. First quarter net income reflected several large, non-routine items as discussed in the “Executive Overview” at page 57. Additionally, the Bank’s net income for the month-ended April 30, 2009 was approximately $22.7 million and April 30, 2009 year-to-date net income was approximately $16.8 million. Excluding any additional non-routine items, the Bank expects future performance to be more reflective of April year-to-date results.

Critical Accounting Policies and Estimates
Other-Than-Temporary Impairment for Investment Securities
The Bank closely monitors the performance of its investment securities classified as available-for-sale or held-to-maturity on at least a quarterly basis (or more frequently if a loss-triggering event occurs, such as a material downgrade by the rating agencies) to evaluate its exposure to the risk of loss on these investments in order to determine whether a loss is other-than-temporary, consistent with SFAS 115 (as amended by FSP FAS 115-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments).
When determining whether a debt security is other-than-temporarily impaired, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether it (a) has the intent to sell the debt security, or (b) more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized. For securities that do not meet either of these conditions, the Bank performs analysis to determine if any of these securities are at risk for OTTI. To determine which individual securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, the Bank uses indicators, or “screens” which consider various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the duration and level of the unrealized loss; and certain other collateral-related characteristics such as the ratio of credit enhancement to expected credit losses and the ratio of seriously delinquent loans to credit enhancement. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.
As a result of this security-level review, the Bank identifies individual securities which should be subjected to a detailed cash flow analysis to determine the cash flows that are likely to be collected. The Bank also identifies and evaluates all private-label MBS securities held in common with other FHLBanks. At-risk securities and securities held in common are evaluated by estimating projected cash flows that the Bank is likely to collect based on a careful assessment of all available information about each individual security, the structure of the security and certain assumptions, such as the remaining payment terms of the security, prepayment speeds, default rates, loss severity on the collateral supporting the security, based on underlying loan level borrower and loan characteristics, expected housing price changes and interest rate assumptions, to determine whether the Bank will recover the entire amortized cost basis of the security. In performing a detailed cash flow analysis, the Bank identifies its best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of the security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is not other-than-temporary.

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the OTTI recognized in the Statements of Income. In those instances, the OTTI is separated into (a) the amount of the total OTTI related to the credit loss, and (b) the amount of the total OTTI related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in other comprehensive (loss) income. Subsequent non-OTTI related increases and decreases in the fair value of available-for-sale securities will be included in other comprehensive (loss) income. The OTTI recognized in other comprehensive (loss) income for debt securities classified as held-to-maturity will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional OTTI recognized). As a result of this analysis, the Bank did not record any other-than-temporary impairment on its investment securities.
For additional discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in the Bank’s Form 10-K.
Legislative and Regulatory Developments
Finance Agency Issues Guidance on Other-Than-Temporary Impairment

On April 28, 2009 and May 7, 2009, the Finance Agency provided the FHLBanks with guidance on the process of determining OTTI with respect to private-label MBS and the adoption of FSP FAS 115-2 and FAS 124-2. The goal of the guidance is to promote consistency among all FHLBanks in making such determinations, based on the understanding that investors in the consolidated obligations of the FHLBanks can better understand and utilize the information in the combined financial reports if it is prepared on a consistent basis. In order to achieve this goal and move to a common analytical framework, and recognizing that several FHLBanks intended to early-adopt FSP FAS 115-2 and FAS 124-2, the Finance Agency required all FHLBanks to early-adopt FSP FAS 115-2 and FAS 124-2 and follow certain guidelines for determining OTTI for the first quarter of 2009.

Under the guidance, each FHLBank continues to identify private-label MBS it holds that should be subject to a cash flow analysis consistent with GAAP and other regulatory guidance. To effect consistency in the cash flow analysis by ensuring the use of consistent key modeling assumptions, the Finance Agency guidance requires for the first quarter of 2009 the FHLBank of San Francisco provide all FHLBanks with assumptions to be used for purposes of producing cash flow analysis used in analyzing credit losses and determining OTTI. The guidance requires the FHLBank of San Francisco to determine the FHLBank System-wide modeling assumptions based upon the guidance in FSP FAS 115-2 and after consulting the other FHLBanks, the FHLBanks’ external auditor, and the Finance Agency.

In addition to using the modeling assumptions provided by the FHLBank of San Francisco, the guidance requires for the first quarter of 2009 each FHLBank conduct its own OTTI analysis utilizing a specified third party risk model and a specified third party detailed underlying loan performance data source. The guidance provides that an FHLBank may use the assumptions provided by the FHLBank of San Francisco in an alternative risk model with alternative loan performance data if certain conditions are met. An FHLBank that does not have access to the required risk model and loan performance data sources or does not meet the conditions for using an alternative risk model is required under the Finance Agency guidance to engage the FHLBank of San Francisco or another FHLBank to perform the cash flow analysis underlying its OTTI determination.
Each FHLBank is responsible for making its own determination of impairment and performing the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold common private-label MBS are required to consult with one another to make sure any decision that a commonly held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks.
In accordance with the Finance Agency OTTI guidance, we were required to have the FHLBank of San Francisco perform the cash flow analysis for our OTTI determination as it relates to commonly held private-label MBS as we did not have access to the required risk model and data sources. For the period ending March 31, 2009, we have completed our OTTI analysis, utilizing the FHLBank of San Francisco’s cash flow results for our commonly held private-label MBS, and concluded that we do not have any OTTI.
Commencing with the second quarter of 2009, the Finance Agency OTTI guidance provides that the FHLBank of San Francisco will develop modeling assumptions and produce cash flow analysis for use by all FHLBanks in analyzing credit losses and determining OTTI.
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

Federal Housing Finance Agency Proposal to Expand FHLBank Capital Requirements
Effective January 30, 2009, the Finance Agency promulgated an interim final rule on capital classifications and critical capital levels for the FHLBanks (the Interim Capital Rule). The Interim Capital Rule has a comment deadline of May 15, 2009 following which the Finance Agency is expected to promulgate a final rule on capital classifications and critical capital levels for the FHLBanks (the Final Capital Rule). The Interim Capital Rule, among other things, established criteria for four capital classifications. Those classifications are: adequately capitalized (highest rating); undercapitalized; significantly undercapitalized; and critically undercapitalized. The Interim Capital Rule also establishes corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Interim Capital Rule requires the Finance Agency Director to determine on no less than a quarterly basis the capital classification of each FHLBank. Each FHLBank is required to notify the Finance Agency Director within ten calendar days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level necessary to maintain its assigned capital classification.
At April 30, 2009 the Bank believes it meets the “adequately capitalized” classification, which is the highest rating, under the Interim Capital Rule. However, the Finance Agency has discretion to re-classify an FHLBank and to modify or add to the corrective action requirements for a particular capital classification, therefore management cannot predict the impact, if any, the Interim Capital Rule or the Final Capital Rule will have on the Bank.
Proposed Federal Legislation Permitting Modifications of Mortgage Loans
Federal legislation is being considered that would allow bankruptcy cramdowns on first mortgages of owner-occupied homes as a way to decrease the number of foreclosures associated with the current economic downturn. The proposed legislation would allow a bankruptcy judge to alter the terms of such mortgages, including reducing the principal amount to the current market value of the property. In addition, this legislation would allow mortgage servicers to modify the terms of a mortgage notwithstanding any investment contract between the servicer and an investor. If passed, this legislation may impact the value of the Bank’s mortgage asset portfolio, as well as the value of its pledged collateral from members.
FDIC Modifies & Extends Temporary Liquidity Guarantee Program for Bank Debt
On February 27, 2009 the FDIC issued an interim rule to modify the TLGP to include certain issuances of mandatory convertible debt. The intent of the mandatory convertible debt amendment to the TLGP is to give eligible entities additional flexibility to obtain funding from investors with longer-term investment horizons. Further, mandatory convertible debt issuances could reduce the concentration of FDIC-guaranteed debt maturing in 2012, which might otherwise have to be rolled into new debt.

On March 17, 2009 the FDIC voted to extend the debt guarantee portion of the TLGP from June 30, 2009 through October 31, 2009, and to impose a surcharge on debt issued with a maturity of one year or more beginning in the second quarter of 2009 to gradually phase-out the program. For eligible debt issued on or before October 31, 2009, the debt guarantee would be provided through December 31, 2012, even if the liability has not matured.
Federal Banking Agencies Proposal to Lower Capital Risk Weights for Fannie Mae and Freddie Mac
On October 7, 2008, the Federal Banking Agencies proposed a rule that would lower the capital risk weighting that banks assign to their holdings of Fannie Mae and Freddie Mac debt from 20 to 10 percent. The new risk weighting would apply to senior debt, subordinated debt, and MBS issued or guaranteed by Fannie Mae and Freddie Mac. The FDIC closed the comment window for this proposal on November 26, 2008. At April 30, 2009 a final rule had not been issued by the FDIC.
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
The Enterprise Risk Management Policy (ERMP) provides the Bank with the ability to conduct a robust risk management practice allowing for flexibility to make rational decisions in stressed interest rate environments.
The Bank’s Board of Directors determined that the Bank should operate under a risk management philosophy of maintaining an AAA rating. An AAA rating provides the Bank with ready access to funds in the capital markets. In line with this objective, the ERMP establishes risk measures, with limits consistent with the maintenance of an AAA rating, to monitor the Bank’s market risk, liquidity risk, and capital adequacy. The following is a list of the risk measures in place at March 31, 2009:

Market Risk:	Mortgage Portfolio Market Value Sensitivity Market Value of Capital Stock Sensitivity GAAP Earnings Per Share Sensitivity
Liquidity Risk:	Contingent Liquidity
Capital Adequacy:	Economic Capital Ratio Economic Value of Capital Stock
In addition to policy limits, the ERMP specifies certain thresholds as management action triggers (MATs). The MATs require the Bank to closely monitor and measure the risks inherent in the Bank’s Statements of Condition but provide more flexibility to react prudently when those trigger levels occur. While the Bank continues to monitor the risk measures noted above through the use of the MATs, management has identified Market Value of Capital Stock (MVCS) and Economic Value of Capital Stock (EVCS) as the Bank’s key risk measures with associated policy thresholds.

Market Risk/Capital Adequacy
We define market risk as the risk that net interest income or MVCS will change as a result of changes in market conditions such as interest rates, spreads, and volatilities. Interest rate risk was the predominant type of market risk exposure during the three months ended March 31, 2009 and throughout 2008. Our ERMP is designed to provide an asset and liability management framework to respond to changes in market conditions while minimizing balance sheet stress and income volatility. Bank management and the Board of Directors routinely review both the policy thresholds and the actual exposures to verify the interest rate risk in our balance sheet remains at prudent and reasonable levels.
The goal of the Bank’s interest rate risk management strategy is to manage interest rate risk by setting and operating within an appropriate framework and limits. The Bank’s general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities and hedges, which, taken together, limit the Bank’s expected exposure to market/interest rate risk. Management regularly monitors the Bank’s sensitivity to interest rate changes by monitoring its market risk measures in parallel and non-parallel interest rate shifts. Interest rate exposure is managed by the use of appropriate funding instruments and by employing hedging strategies. Hedging may occur for a single transaction or group of transactions as well as for the overall portfolio. The Bank’s hedge positions are evaluated regularly and adjusted as deemed necessary by management. The Bank’s key market risk measures are quantified in the following discussion.
Economic Value of Capital Stock
EVCS is defined by the Bank as the net present value of expected future cash flows of the Bank’s assets, liabilities, and derivatives, discounted at the Bank’s cost of funds, divided by the total shares of capital stock outstanding. This method eliminates the day-to-day price changes (e.g. mortgage option-adjusted spread) which cannot be attributed to any of the standard market factors, such as movements in interest rates or volatilities. EVCS thus approximates the long-term value of one share of Bank stock.
The ERMP sets the MAT for EVCS at $100 per share. Under the policy, if EVCS drops below $100 per share, the ERMP requires that the Bank increase its required retained earnings minimum target to account for the shortfall. In addition, if actual retained earnings falls below the retained earnings minimum, the Bank is required to establish a dividend cap at less than the current earned dividend, or an action plan (which can include a dividend cap) to address the retained earnings shortfall within a practicable period of time.
Effective May 14, 2009, the Bank’s Board of Directors amended the ERMP to state the Board’s adoption of an action plan to enable the Bank to address any retained earnings shortfall within twelve months.

The following table shows EVCS in dollars per share based on outstanding shares including shares classified as mandatorily redeemable, at each quarter-end during 2009 and 2008.

Economic Value of Capital Stock (Dollars Per Share)
2009
March	$86.3
2008
December	$80.0
September	$96.1
June	$105.1
March	$105.3
Since December 31, 2008, the Bank’s EVCS has recovered slightly, reaching $86.3 per share at March 31, 2009. This increase was primarily attributable to an increase in the level of interest rates and a decrease in interest rate volatility. Increased interest rates improve the Bank’s EVCS as the Bank has funded shorter-term assets with longer-term debt for liquidity purposes. Therefore, with this funding mismatch, as interest rates increase, the value of the shorter-term assets stays relatively constant, while the value of the longer-term debt decreases. Decreased interest rate volatility has a positive impact on all of our value measurements (including EVCS) through its impact on the value of mortgage-related assets. Lower volatility decreases the probability that mortgage rates will either decrease or increase, both of which decrease the value of existing mortgages. If rates go down, homeowners either increase prepayments or refinance existing mortgages. If rates go up, prepayments slow down, thereby leaving mortgage holders with lower yielding assets compared to market.
In February 2009, as a result of the continued below par EVCS, the Bank’s retained earnings remained below the required minimum and therefore, the Bank’s Board of Directors approved an action plan which included the following items:
•	Continue the current policy of suspending the voluntary repurchases of excess activity-based capital stock in order to maintain capital and the earnings it yields upon reinvestment;
•	Reduce dividends from the levels paid for the first three quarters of 2008;
•	Review the situation on at least a quarterly basis and take such further action as deemed necessary; and
•	Explore non-traditional risk reduction methods.
On May 14, 2009, the Bank’s Board of Directors approved an addition to the action plan described above that would utilize adjusted EVCS as an additional measure to gauge the extent of the below par value condition from a long-term perspective. The adjusted EVCS would represent management’s best estimate of the long-term value of the Bank using the FHLBank System’s consolidated obligation yield curve at an average long-term spread to the LIBOR/Swap curve.

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
The ERMP limits for MVCS are five percent and ten percent declines from base case in the up and down 100 and 200 basis point parallel interest rate shift scenarios, respectively. Any breach of ERMP limits requires an immediate action to bring the exposure back within limits, as well as a report to the Board of Directors.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares including shares classified as mandatorily redeemable, assuming instantaneous shifts in interest rates at each quarter-end during 2009 and 2008:

	Market Value of Capital Stock (Dollars per Share)
	Down 200	Down 100	Base Case	Up 100	Up 200
2009
March	$42.7	$59.2	$76.3	$86.9	$85.7
2008
December	$20.6	$41.0	$58.4	$66.2	$64.3
September	$84.3	$89.3	$91.8	$89.6	$87.0
June	$81.7	$93.5	$97.0	$94.0	$89.1
March	$77.8	$85.7	$90.0	$87.6	$84.1

	Percent Change from Base Case
	Down 200	Down 100	Base Case	Up 100	Up 200
2009
March	(44.0)%	(22.3)%	0.0%	14.0%	12.3%
2008
December	(64.8)%	(29.7)%	0.0%	13.5%	10.1%
September	(8.2)%	(2.7)%	0.0%	(2.5)%	(5.3)%
June	(15.7)%	(3.6)%	0.0%	(3.1)%	(8.1)%
March	(13.5)%	(4.7)%	0.0%	(2.7)%	(6.6)%
The increase in base case MVCS at March 31, 2009 compared with December 31, 2008 was primarily attributable to a decrease in the OAS on our mortgage assets, an increase in interest rates, a decrease in volatility, and an increase in long-term funding costs relative to LIBOR.
During the first quarter of 2009 and a majority of 2008, the Bank’s projected MVCS in the down 200 basis point rate shift scenario fell below the 10 percent policy threshold loss. However, management received a temporary suspension of all policy limits pertaining to the down 200 basis point rate shift scenario from the Board of Directors in early 2008. This suspension applies in low rate environments where an instantaneous shock of 200 basis points would result in an interest rate less than or equal to zero, and thus hedging against this event is not reasonable or economical.
At March 31, 2009 and December 31, 2008 the Bank’s projected MVCS in the down 100 basis point rate shift scenario was below the 5 percent threshold loss due to a lower level of interest rates combined with a lack of interest rate derivative hedging protection due to its high cost. The funding mismatch utilized to enhance the Bank’s liquidity position also contributed to increased exposure to lower interest rates.

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
Estimates adjusting the Bank’s prepayment model to use current primary to secondary spreads showed that the Bank’s exposure to falling rates would have declined significantly, while its exposure to rising rates would have increased.
In addition to the above analysis, management continues to evaluate its alternatives in the stressed, highly volatile market environment which includes historically high costs of interest rate derivatives. Management has decided not to employ the usual hedges which protect MVCS in down rate shift scenarios due primarily to the prohibitively high cost. The Bank’s Board of Directors reviewed management’s analysis and concurred with this decision. Management continues to assess market conditions and opportunities to determine appropriate action in the future.
Liquidity Risk
See “Liquidity” beginning on page 86 for additional detail of our liquidity management.
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

Advances
We are required by regulation to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance and throughout the life of the advance. Eligible collateral includes whole first mortgages on improved residential property or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. Government or any of the GSEs, including without limitation MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Government National Mortgage Association; cash deposited in the Bank; and other real estate-related collateral acceptable to the Bank provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. Additionally, Community Financial Institutions may pledge collateral consisting of secured small business, small farm, or small agribusiness loans, including secured business and agri-business lines of credit.
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
At March 31, 2009 and December 31, 2008, borrowers pledged $93 billion and $87 billion of collateral (net of applicable discounts) to support $41 billion and $44 billion of advances and other activities with the Bank. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate liquidity availability and to borrow in the future.

At March 31, 2009 and December 31, 2008, six and seven borrowers had outstanding advances greater than $1.0 billion. These advance holdings represented approximately 43 percent and 45 percent of the total par value of advances outstanding at March 31, 2009 and December 31, 2008. For further discussion on our largest borrowers of advances, see “Advances” on page 74.
The following table shows our composition of collateral pledged to the Bank (dollars in billions):

	March 31, 2009			December 31, 2008
		Advance			Advance
Collateral Type	Dollars	Equivalent	Discount	Dollars	Equivalent	Discount

Residential loans
1-4 family	$56.6	$39.3	30.1%	$51.5	$36.0	30.1%
Multi-family	2.5	1.4	44.0	1.9	1.1	42.1
Other real estate	43.5	24.5	43.7	42.2	23.8	43.6
Securities/insured loans
Cash, agency and RMBS	22.7	20.8	8.4	23.8	19.0	20.2
CMBS	6.5	4.0	38.5	7.3	4.6	37.0
Government insured loans	1.1	1.0	9.1	1.1	0.9	18.2
Secured small business loans and agribusiness loans	5.3	1.9	64.2	5.2	1.8	65.4

Total collateral	$138.2	$92.9	32.8%	$133.0	$87.2	34.4%

Effective April 6, 2009, management updated discounts on advance collateral. The Bank made these changes to ensure that it can continue to extend credit to members safely and soundly and to protect the integrity of its capital stock. These changes apply to all members and housing associates. Certain insurance company members were required to sign new collateral agreements with the Bank. At April 30, 2009 seven of those insurance company members had not signed a new collateral agreement. Two of the seven insurance companies were included in our top five advance borrower listing at March 31, 2009. The Bank will not extend new advances or rollover any existing advances to those insurance companies until they sign a new collateral agreement. To ensure that it is fully collateralized on its existing business with those insurance companies, the Bank establishes market values against which the discounts are applied and may limit the return of delivered collateral on maturing advances. The updated discounts did not have a material impact on the Bank’s advance equivalent at April 30, 2009.

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
We offer a variety of MPF products to meet the differing needs of our members. The Bank allows participating members to select the products they want to use. These products include Original MPF, MPF 100, MPF 125, MPF Plus, Original MPF Government, and MPF Xtra.
For additional discussion of our mortgage assets and MPF products, see “Mortgage Assets” in the Bank’s Form 10-K.
The following table presents our MPF portfolio by product type at par value (dollars in billions):

	March 31, 2009		December 31, 2008
Product Type	Dollars	Percent	Dollars	Percent

Original MPF	$0.4	3.8%	$0.3	2.8%
MPF 100	0.1	0.9	0.2	1.9
MPF 125	2.2	20.7	2.0	18.7
MPF Plus	7.5	70.8	7.8	72.9

Total conventional loans	10.2	96.2	10.3	96.3

Government-insured loans	0.4	3.8	0.4	3.7

Total mortgage loans	10.6	100.0	10.7	100.0

MPF shared funding recorded in investments	*	*	*	*

Total MPF related assets	$10.6	100.0%	$10.7	100.0%

*	Amount is less than $0.1 billion or 0.1 percent.

The MPF shared funding certificates included in the preceding table are mortgage-backed certificates created from conventional conforming mortgages using a senior/subordinated tranche structure. The Bank’s investment is recorded in held-to-maturity securities. The following table shows our shared funding certificates and credit ratings (dollars in millions):

	March 31,	December 31,
Credit Rating	2009	2008

AAA	$43	$45
AA	2	2

Total MPF shared funding certificates	$45	$47

We also manage the credit risk on our mortgage loan portfolio by monitoring portfolio performance and the creditworthiness of our participating members. All loans purchased by the Bank must comply with underwriting guidelines which follow standards generally required in the secondary mortgage market.
We monitor the delinquency levels of our mortgage loan portfolio on a monthly basis. A summary of our delinquencies at March 31, 2009 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total

30 days	$80	$14	$94
60 days	26	5	31
90 days	12	3	15
Greater than 90 days	9	3	12
Foreclosures and bankruptcies	61	5	66

Total delinquencies	$188	$30	$218

Total mortgage loans outstanding	$10,173	$407	$10,580

Delinquencies as a percent of total mortgage loans	1.8%	7.4%	2.1%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.8%	2.7%	0.9%

A summary of our delinquencies at December 31, 2008 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total

30 days	$101	$23	$124
60 days	27	7	34
90 days	11	3	14
Greater than 90 days	12	3	15
Foreclosures and bankruptcies	47	5	52

Total delinquencies	$198	$41	$239

Total mortgage loans outstanding	$10,253	$423	$10,676

Delinquencies as a percent of total mortgage loans	1.9%	9.7%	2.2%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.7%	2.6%	0.8%

For additional information related to delinquent mortgage loans, see “Mortgage Assets” in the Bank’s Form 10-K.
The Bank’s management of credit risk in the MPF program involves several layers of legal loss protection that are defined in agreements among the Bank and its participating members. For information on these layers of legal loss protection, see “Mortgage Assets” in the Bank’s Form 10-K. The Bank utilizes an allowance for any estimated losses beyond the above layers.
In accordance with the Bank’s allowance for credit losses methodology, the allowance estimate is based on historical loss experience, current delinquency levels, economic data, the ability to recapture losses through member credit enhancements, and other relevant factors using a pooled loan approach. On a regular basis, we monitor delinquency levels, loss rates, and portfolio characteristics such as geographic concentration, loan-to-value ratios, property types, and loan age. Other relevant factors evaluated in our methodology include changes in national/local economic conditions, changes in the nature of the portfolio, changes in the portfolio performance, and the existence and effect of geographic concentrations. The Bank monitors and reports portfolio performance regarding delinquency, nonperforming loans, and net charge-offs monthly. Adjustments to the allowance for credit losses are considered quarterly based upon charge-offs, the amount of nonperforming loans, as well as the other relevant factors discussed above. As a result of our first quarter allowance for credit losses review, we did not increase our provision for credit losses for the quarter ended March 31, 2009.

The allowance for credit losses was $0.5 million at March 31, 2009 and December 31, 2008. The Bank recorded charge-offs of $9,000 and $68,000 during the three months ended March 31, 2009 and 2008. The Bank did not have any recoveries during the three months ended March 31, 2009 and 2008. At March 31, 2009 and December 31, 2008, the Bank had $61.9 million and $48.4 million of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $0.7 million and $0.5 million at March 31, 2009 and December 31, 2008. At March 31, 2009 and December 31, 2008, the Bank’s other assets included $8.2 million and $7.6 million of real estate owned.
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
At March 31, 2009, we owned $9.4 billion of MBS, of which $9.3 billion or 99 percent were guaranteed by a GSE and $0.1 billion or one percent was private-label MBS. At December 31, 2008, we owned $9.3 billion of MBS, of which $9.2 billion or 99 percent were guaranteed by a GSE and $0.1 billion or one percent was private-label MBS. At March 31, 2009, 54 percent of our private-label MBS were MPF shared funding certificates and 46 percent were other private-label MBS. Our MPF shared funding certificates were all fixed rate securities rated AA or higher by an NRSRO at March 31, 2009 and December 31, 2008. Our other private-label MBS were all variable rate securities rated AAA by an NRSRO at March 31, 2009 and December 31, 2008. As of May 8, 2009 there have been no subsequent rating agency actions on our MPF shared funding certificates or other private-label MBS. All of these MPF shared funding certificates and other private-label MBS are backed by prime loans.
The following table summarizes the characteristics of our other private-label MBS by year of securitization at March 31, 2009 (dollars in millions):

	Unpaid	Gross
	Principal	Unrealized		Investment
	Balance	Losses	Fair Value	Grade %	Watchlist %
2003 and earlier	$38	$9	$29	100%	0%

The following table summarizes the fair value of our other private-label MBS as a percentage of unpaid principal balance:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2008	2008	2008	2008
2003 and earlier	77%	74%	87%	94%	93%

The following table shows portfolio characteristics of the underlying collateral of our other private-label MBS at March 31, 2009:

Portfolio Characteristics

Weighted average FICO® score at origination[1]	725
Weighted average loan-to-value at origination	65%
Weighted average market price	77.48
Weighted average original credit enhancement	4%
Weighted average credit enhancement	9%
Weighted average delinquency rate[2]	5%

[1]	FICO® is a widely used credit industry model developed by Fair, Isaac, and Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850.

[2]	Represents the percentage of underlying loans that are 60 days or more past due.
The following table shows the state concentrations of our other private-label MBS at March 31, 2009. State concentrations are calculated based on unpaid principal balances.

State Concentrations

Florida	13.7%
California	12.9
Georgia	11.7
New York	9.4
New Jersey	4.8
All other[1]	47.5

Total	100.0%

[1]	There are no individual states with a concentration greater than 4.3 percent.
We perform ongoing analysis to evaluate the investments and creditworthiness of the issuers, trustees, and servicers for potential credit issues. Due to the high level of credit protection associated with these investments, the Bank does not expect any future material credit losses on its MBS.
The Bank also invests in state housing finance agency bonds. At March 31, 2009 and December 31, 2008, we had $111.8 million and $93.3 million of state agency bonds rated AA or higher.

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
The largest unsecured exposure to any single counterparty excluding GSE was $1.1 billion at March 31, 2009 and $0.8 billion at December 31, 2008. The following tables show our unsecured credit exposure to investment counterparties (including accrued interest receivable) (dollars in millions):

	March 31, 2009
		Commercial	Overnight	Term	Other
Credit Rating[1]	Deposits[2]	Paper[3]	Federal Funds	Federal Funds	Obligations[4]	Total

AAA	$16	$100	$—	$—	$5,267	$5,383
AA	450	—	3,217	3,468	—	7,135
A	381	275	1,995	571	—	3,222

Total	$847	$375	$5,212	$4,039	$5,267	$15,740

	December 31, 2008
		Commercial	Overnight	Term	Other
Credit Rating[1]	Deposits[2]	Paper	Federal Funds	Federal Funds	Obligations[4]	Total

AAA	$—	$385	$—	$315	$2,151	$2,851
AA	—	—	930	1,251	—	2,181
A	—	—	780	150	—	930

Total	$—	$385	$1,710	$1,716	$2,151	$5,962

[1]	Credit rating is the lowest of S&P, Moody’s, and Fitch ratings stated in terms of the S&P equivalent.

[2]	Deposits include interest and non-interest bearing deposits as well as certificates of deposit. Certificates of deposit held from members are guaranteed by the FDIC.

[3]	AAA rated commercial paper represents a TLGP investment. The Bank categorizes this investment as AAA because of the U.S. Government guarantee of TLGP investments.

[4]	Other obligations represent obligations in TLGP investments that are backed by the full faith and credit of the U.S. Government. Because of the U.S. Government guarantee of TLGP investments, the Bank categorizes these investments as AAA.

We had cash and short-term investments with a book value of $12.5 billion at March 31, 2009 compared to $3.9 billion at December 31, 2008. We manage the level of cash and short-term investments according to changes in other asset classes and levels of capital. Additionally, we adjust cash and short-term investments to maintain our target leverage ratio, maintain sufficient liquidity, and manage excess funds.
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

The following tables show our derivative counterparty credit exposure, excluding mortgage delivery commitments and after applying netting agreements and collateral (dollars in millions):

	March 31, 2009
			Total	Value	Exposure
	Active	Notional	Exposure at	of Collateral	Net of
Credit Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	1	$308	$—	$—	$—
AA	7	12,926	—	—	—
A	15	19,408	2	—	2

Total	23	$32,642	$2	$—	$2

	December 31, 2008
			Total	Value	Exposure
	Active	Notional	Exposure at	of Collateral	Net of
Credit Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	1	$309	$—	$—	$—
AA	10	17,338	*	—	*
A	12	12,093	—	—	—

Total	23	$29,740	$ *	$—	$ *

[1]	Credit rating is the lower of the S&P, Moody’s, and Fitch ratings stated in terms of the S&P equivalent.

[2]	Notional amounts serve as a factor in determining periodic interest amounts to be received and paid and generally do not represent actual amounts to be exchanged or directly reflect our exposure to counterparty credit risk.

[3]	For each counterparty, this amount includes derivatives with a net positive market value including the related accrued interest receivable/payable (net).

[4]	Amount equals total exposure at fair value less value of collateral pledged as determined at the counterparty level.

*	Amount is less than one million.
Operational Risk
We define operational risk as the risk of loss resulting from inadequate or failed internal processes, people, systems, or external events. Operational risk is inherent in all of our business activities and processes. Management has established policies and procedures to reduce the likelihood of operational risk and designed our annual risk assessment process to provide ongoing identification, measurement, and monitoring of operational risk. For additional information related to operational risk, see “Operational Risk” in the Bank’s Form 10-K.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Market Risk/Capital Adequacy” beginning on page 100 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
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
Internal Control Over Financial Reporting
For the first quarter of 2009, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently aware of any pending or threatened legal proceedings against the Bank that could have a material adverse effect on its financial condition, results of operations, or cash flows.
Item 1A. Risk Factors
There were no material changes from the risk factors previously disclosed in the Bank’s Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932. *

3.2	Bylaws of the Federal Home Loan Bank of Des Moines as amended and restated effective February 26, 2009. **

4.1	Federal Home Loan Bank of Des Moines Capital Plan as amended and revised effective March 24, 2009. ***

10.1	Employment Agreement with Richard S. Swanson effective April 17, 2009. ****

10.2	Employment Agreement with Michael L. Wilson effective April 17, 2009. ****

10.3	Employment Agreement with Steven T. Schuler effective April 17, 2009. ****

10.4	Employment Agreement with Edward McGreen effective April 17, 2009. ****

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the executive vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the executive vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 12, 2006.

**	Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

***	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K/A filed with the Securities and Exchange Commission on March 31, 2009.

****	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the Securities and Exchange Commission on April 20, 2009.

SIGNATURE
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)

Date: May 15, 2009

By:	/s/ Richard S. Swanson Richard S. Swanson President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932. *

3.2	Bylaws of the Federal Home Loan Bank of Des Moines as amended and restated effective February 26, 2009. **

4.1	Federal Home Loan Bank of Des Moines Capital Plan as amended and revised effective March 24, 2009. ***

10.1	Employment Agreement with Richard S. Swanson effective April 17, 2009. ****

10.2	Employment Agreement with Michael L. Wilson effective April 17, 2009. ****

10.3	Employment Agreement with Steven T. Schuler effective April 17, 2009. ****

10.4	Employment Agreement with Edward McGreen effective April 17, 2009. ****

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the executive vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the executive vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 12, 2006.

**	Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

***	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K/A filed with the Securities and Exchange Commission on March 31, 2009.

****	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the Securities and Exchange Commission on April 20, 2009.