Form 10-Q
period 2009-06-30
Federal Home Loan Bank of Des Moines
filed 2009-08-12
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51999

FEDERAL HOME LOAN BANK OF DES MOINES
(Exact name of registrant as specified in its charter)

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	42-6000149 (I.R.S. employer identification number)

Skywalk Level
801 Walnut Street, Suite 200 Des Moines, IA	50309
(Address of principal executive offices)	(Zip code)
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
☐ Yes ☐ No
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

Shares outstanding
as of July 31, 2009
Class B Stock, par value $100	29,501,654

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(In thousands, except shares)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$47,565	$44,368
Interest-bearing deposits	19,588	152
Federal funds sold	4,614,000	3,425,000
Investments
Trading securities (Note 3)	5,370,530	2,151,485
Available-for-sale securities include $0 pledged as collateral at June 30, 2009 and December 31, 2008 that may be repledged (Note 4)	5,520,433	3,839,980
Held-to-maturity securities include $0 pledged as collateral at June 30, 2009 and December 31, 2008 that may be repledged (estimated fair value of $6,089,365 and $5,917,288 at June 30, 2009 and December 31, 2008 (Note 5)	6,051,308	5,952,008
Advances (Note 6)	37,165,240	41,897,479
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $697 at June 30, 2009 and $500 at December 31, 2008 (Note 7)	8,119,802	10,684,910
Accrued interest receivable	86,465	92,620
Premises and equipment, net	9,130	8,550
Derivative assets (Note 8)	3,957	2,840
Other assets	24,060	29,915

Total assets	$67,032,078	$68,129,307

LIABILITIES AND CAPITAL
LIABILITIES
Deposits
Interest-bearing	$1,217,849	$1,389,642
Noninterest-bearing demand	72,051	106,828

Total deposits	1,289,900	1,496,470

Consolidated obligations, net (Note 9)
Discount notes	19,967,161	20,061,271
Bonds (includes $4,305,524 at fair value under the fair value option at June 30, 2009)	41,599,024	42,722,473

Total consolidated obligations, net	61,566,185	62,783,744

Mandatorily redeemable capital stock	11,750	10,907
Accrued interest payable	235,692	320,271
Affordable Housing Program	39,707	39,715
Payable to REFCORP	17,655	557
Derivative liabilities (Note 8)	335,421	435,015
Other liabilities	197,522	25,261

Total liabilities	63,693,832	65,111,940

Commitments and contingencies (Note 13)
CAPITAL (Note 10)
Capital stock — Class B putable ($100 par value) authorized, issued, and outstanding 29,234,064 and 27,809,271 shares at June 30, 2009 and December 31, 2008	2,923,406	2,780,927
Retained earnings	437,437	381,973
Accumulated other comprehensive loss
Net unrealized loss on available-for-sale securities	(21,422)	(144,271)
Employee retirement plans	(1,175)	(1,262)

Total capital	3,338,246	3,017,367

Total liabilities and capital	$67,032,078	$68,129,307

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME
Advances	$177,738	$331,357	$386,251	$718,697
Advance prepayment fees, net	1,682	44	3,248	649
Interest-bearing deposits	109	14	231	59
Securities purchased under agreements to resell	325	—	1,159	—
Federal funds sold	6,913	24,309	13,196	46,432
Investments
Trading securities	20,794	—	35,269	—
Available-for-sale securities	11,543	34,664	22,159	70,144
Held-to-maturity securities	45,426	44,962	91,327	91,864
Mortgage loans	122,402	132,506	253,915	266,809
Loans to other FHLBanks	—	14	—	14

Total interest income	386,932	567,870	806,755	1,194,668

INTEREST EXPENSE
Consolidated obligations
Discount notes	38,654	156,391	107,710	317,565
Bonds	284,553	331,955	625,095	721,724
Deposits	640	6,093	1,468	14,897
Borrowings from other FHLBanks	4	1	21	7
Securities sold under agreements to repurchase	—	—	—	1,960
Mandatorily redeemable capital stock	28	428	82	816

Total interest expense	323,879	494,868	734,376	1,056,969

NET INTEREST INCOME	63,053	73,002	72,379	137,699
Provision for credit losses on mortgage loans held for portfolio	250	—	250	—

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	62,803	73,002	72,129	137,699

OTHER INCOME (LOSS)
Service fees	627	584	1,231	1,161
Net gain on trading securities	33,661	—	53,753	—
Net loss on sale of available-for-sale securities	(42,769)	—	(42,769)	—
Net loss on bonds held at fair value	(10,586)	—	(12,227)	—
Net gain on loans held for sale	1,342	—	1,342	—
Net gain (loss) on derivatives and hedging activities	103,851	2,357	96,416	(10,373)
(Loss) gain on extinguishment of debt	(36,378)	239	(52,358)	239
Other, net	1,485	674	2,345	1,251

Total other income (loss)	51,233	3,854	47,733	(7,722)

OTHER EXPENSE
Salaries and benefits	7,209	6,748	14,179	12,977
Operating	4,436	3,827	8,102	7,178
Federal Housing Finance Agency	551	420	1,143	840
Office of Finance	600	583	1,108	1,020

Total other expense	12,796	11,578	24,532	22,015

INCOME BEFORE ASSESSMENTS	101,240	65,278	95,330	107,962

Affordable Housing Program	7,791	5,340	7,791	8,840
REFCORP	17,508	11,981	17,508	19,813

Total assessments	25,299	17,321	25,299	28,653

NET INCOME	$75,941	$47,957	$70,031	$79,309

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE DECEMBER 31, 2008	27,809	$2,780,927	$381,973	$(145,533)	$3,017,367

Proceeds from issuance of capital stock	1,437	143,725	—	—	143,725

Repurchase/redemption of capital stock	*	(11)	—	—	(11)

Net shares reclassified to mandatorily redeemable capital stock	(12)	(1,235)	—	—	(1,235)

Comprehensive income:

Net income	—	—	70,031	—	70,031

Other comprehensive income:

Net unrealized gain on available-for-sale securities	—	—	—	96,502	96,502

Reclassification adjustment for gains included in net income relating to available-for-sale securities	—	—	—	26,347	26,347

Employee retirement plans	—	—	—	87	87

Total comprehensive income					192,967

Cash dividends on capital stock (1.00% annualized)	—	—	(14,567)	—	(14,567)

BALANCE JUNE 30, 2009	29,234	$2,923,406	$437,437	$(22,597)	$3,338,246

*	Amount is less than 1,000 shares.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE DECEMBER 31, 2007	27,173	$2,717,247	$361,347	$(26,371)	$3,052,223

Proceeds from issuance of capital stock	29,749	2,974,936	—	—	2,974,936

Repurchase/redemption of capital stock	(26,733)	(2,673,296)	—	—	(2,673,296)

Net shares reclassified to mandatorily redeemable capital stock	(27)	(2,737)	—	—	(2,737)

Comprehensive income (loss):

Net income	—	—	79,309	—	79,309

Other comprehensive (loss) income:

Net unrealized loss on available-for-sale securities	—	—	—	(32,076)	(32,076)

Employee retirement plans	—	—	—	108	108

Total comprehensive income					47,341

Cash dividends on capital stock (4.25% annualized)	—	—	(52,301)	—	(52,301)

BALANCE JUNE 30, 2008	30,162	$3,016,150	$388,355	$(58,339)	$3,346,166

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$70,031	$79,309

Adjustments to reconcile net income to net cash (used) provided by operating activities
Depreciation and amortization
Net premiums, discounts, and basis adjustments on investments, advances, mortgage loans, and consolidated obligations	(20,737)	(9,727)
Concessions on consolidated obligation bonds	2,879	4,984
Premises and equipment	623	496
Other	134	(471)
Provision for credit losses on mortgage loans	250	—
Loss (gain) on extinguishment of debt	52,358	(239)
Net change in fair value adjustment on trading securities	(53,165)	—
Net loss on sale of available-for-sale securities	42,769	—
Net change in fair value adjustment on bonds held at fair value	12,227	—
Net gain on loans held for sale	(1,342)	—
Net change in fair value adjustment on derivatives and hedging activities	(90,061)	17,741
Net realized loss on disposal of premises and equipment	6	12
Net change in:
Accrued interest receivable	6,468	36,541
Accrued interest on derivatives	22,063	52,252
Other assets	5,501	(1,812)
Accrued interest payable	(81,283)	(38,032)
Affordable Housing Program (AHP) liability and discount on AHP advances	(17)	487
Payable to REFCORP	17,507	5,718
Other liabilities	(3,423)	(1,921)

Total adjustments	(87,243)	66,029

Net cash (used) provided by operating activities	(17,212)	145,338

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	196,863	(49)
Federal funds sold	(1,189,000)	(3,014,000)
Trading securities:
Proceeds from sales	501,000	—
Purchases	(3,666,880)	—
Available-for-sale securities:
Proceeds from sales and maturities	1,180,727	2,354,049
Purchases	(2,587,986)	(3,077,042)
Held-to-maturity securities:
Net decrease in short-term	(10,067)	299,993
Proceeds from maturities	714,034	313,496
Purchases	(794,913)	(1,151,760)
Advances to members:
Principal collected	29,311,838	164,778,799
Originated	(25,044,567)	(170,381,212)
Mortgage loans held for portfolio:
Principal collected	1,449,578	731,509
Originated or purchased	(1,149,440)	(518,585)
Mortgage loans held for sale:
Principal collected	128,045	—
Proceeds from sales	2,123,595	—
Additions to premises and equipment	(1,388)	(278)
Proceeds from sale of premises and equipment	179	10

Net cash provided (used) by investing activities	1,161,618	(9,665,070)

FINANCING ACTIVITIES
Net change in:
Deposits	(206,570)	217,507
Net decrease in securities sold under agreement to repurchase	—	(200,000)
Net payments on derivative contracts with financing elements	(4,794)	—
Net proceeds from issuance of consolidated obligations:
Discount notes	443,126,755	717,896,991
Bonds	13,561,122	13,604,109
Payments for maturing, transferring and retiring consolidated obligations:
Discount notes	(443,187,291)	(711,669,222)
Bonds	(14,559,186)	(10,585,244)
Proceeds from issuance of capital stock	143,725	2,974,936
Net payments for repurchase/issuance of mandatorily redeemable capital stock	(392)	(6,001)
Payments for repurchase/redemption of capital stock	(11)	(2,673,296)
Cash dividends paid	(14,567)	(52,301)

Net cash (used) provided by financing activities	(1,141,209)	9,507,479

Net increase (decrease) in cash and due from banks	3,197	(12,253)
Cash and due from banks at beginning of the period	44,368	58,675

Cash and due from banks at end of the period	$47,565	$46,422

Supplemental disclosures
Cash paid during the period for:
Interest	$1,155,407	$1,087,923
AHP	$7,811	$8,337
REFCORP	$—	$14,095
Mortgage loans held for portfolio transferred to mortgage loans held for sale	$2,413,843	$—
Mortgage loans held for sale transferred to mortgage loans held for portfolio	$162,800	$—
Transfer of mortgage loans held for portfolio to real estate owned	$7,032	$6,074
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

Note 1—Basis of Presentation
The accompanying unaudited financial statements of the Bank for the three and six months ended June 30, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information required by GAAP for full year information and should be read in conjunction with the audited financial statements for the year ended December 31, 2008, which are contained in the Bank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 on March 13, 2009 (Form 10-K). In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.
Descriptions of the Bank’s significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” of the Bank’s 2008 audited financial statements in the Form 10-K. During the second quarter of 2009, the Bank transferred a portion of mortgage loans held for portfolio to held for sale as a result of management identifying certain loans for which its intent to hold for portfolio had changed. A summary of the Bank’s mortgage loans held for sale accounting policy is provided below. In addition, during the second quarter of 2009 the Bank enhanced its allowance for credit losses on mortgage loans methodology to consider the recapture of accrued credit enhancement fees earned by participating financial institutions (PFIs) under certain Mortgage Partnership Finance (MPF) products (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago). For more information related to the allowance for credit losses on mortgage loans see “Note 7 — Mortgage Loans Held for Portfolio.”
Mortgage Loans Held for Sale. The Bank classified certain mortgage loans as held for sale and reported them at the lower of cost basis or fair value. Cost basis included principal amount outstanding and unamortized premiums, discounts or basis adjustments. Fair value was based on the Bank’s internal models in accordance with Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements (SFAS 157). At the time of sale, all unamortized premiums, discounts and basis adjustments were recognized in the gain/loss calculation. For more information related to the sale of the mortgage loans held for sale see “Note 7 — Mortgage Loans Held for Portfolio.”

Reclassifications. Certain amounts in the 2008 financial statements and footnotes have been reclassified to conform to the 2009 presentation. In particular, the Bank revised the classification of its investments in negotiable certificates of deposit, previously reported as interest-bearing deposits, to held-to-maturity securities in the Statements of Condition and Income, as well as the Statements of Cash Flows, based on the definition of a security under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Therefore, 2008 presentations have been revised to reflect these instruments as held-to-maturity securities based on the Bank’s intent of holding them until maturity. This revision had no effect on total assets or net interest income and net income. The Bank assessed the impact of the reclassification on all prior periods and determined that the reclassification did not result in a material misstatement to any previously issued financial statements. The non-negotiable certificates of deposit that do not meet the definition of a security will continue to be classified as interest-bearing deposits in the Statements of Condition and Income, as well as the Statements of Cash Flows.
Effective July 1, 2008 the Bank enhanced its segment methodology. In addition, during the first quarter of 2009 the Bank enhanced its calculation of adjusted net interest income. Prior period amounts were reclassified to be consistent with the enhanced methodology presented at June 30, 2009. Refer to “Note 11 — Segment Information” for further information.
Note 2—Recently Issued and Adopted Accounting Standards & Interpretations
SFAS 168. On June 29, 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 establishes FASB’s Accounting Standards Codification (Codification) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. SFAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. In addition, the FASB no longer will consider new accounting standards updates as authoritative in their own right. Instead, new accounting standards updates will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions regarding changes in the Codification. SFAS 168 will be effective for interim and annual periods ending after September 15, 2009 (September 30, 2009 for the Bank). As SFAS 168 is not intended to change or alter existing GAAP, the adoption of SFAS 168 will not affect the Bank’s financial condition, results of operations or cash flows.

SFAS 167. On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which is intended to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities (VIEs) and to provide more relevant and reliable information to users of financial statements. SFAS 167 amends the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. SFAS 167 also requires that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, SFAS 167 requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of SFAS 167 will not have a material impact on the Bank’s financial condition, results of operations or cash flows.
SFAS 166. On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—An Amendment of FASB Statement No. 140 (SFAS 166), which is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Key provisions of SFAS 166 include (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. SFAS 166 also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Bank has not yet determined the effect that the adoption of SFAS 166 will have on its financial condition, results of operations or cash flows.

SFAS 165. On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165), which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date, including disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009. The Bank adopted SFAS 165 as of June 30, 2009. Its adoption resulted in increased interim financial statement disclosures, but did not affect the Bank’s financial condition, results of operations or cash flows. The Bank has evaluated events and transactions for potential recognition or disclosure in the financial statements through the time of filing its second quarter 2009 Form 10-Q with the SEC on August 12, 2009.
FSP FAS 115-2 and FAS 124-2. On April 9, 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment (OTTI) guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt securities in the financial statements. This FSP clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired and changes the presentation and calculation of the OTTI on debt securities recognized in earnings in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to OTTI of equity securities. This FSP expands and increases the frequency of existing disclosures about OTTI for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.
If the fair value of a debt security is less than its amortized cost basis at the measurement date, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether it (a) has the intent to sell the debt security, or (b) more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized.

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the OTTI recognized in the Statements of Income. In those instances, the OTTI is separated into (a) the amount of the total OTTI related to the credit loss, and (b) the amount of the total OTTI related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in accumulated other comprehensive loss. Subsequent non-OTTI related increases and decreases in the fair value of available-for-sale securities will be included in accumulated other comprehensive loss. The OTTI recognized in accumulated other comprehensive loss for debt securities classified as held-to-maturity will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional OTTI recognized). The total OTTI is presented in the Statements of Income with an offset for the amount of the total OTTI that is recognized in accumulated other comprehensive loss. Previously, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made.
FSP FAS 115-2 and FAS 124-2 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP FAS 115-2 and FAS 124-2 also requires early adoption of FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized OTTI from retained earnings to accumulated other comprehensive loss if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis. The Bank adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009 and recognized no cumulative-effect adjustment because it had no previously recognized OTTI.

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

FSP FAS 157-2. On February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which delayed the effective date of SFAS 157 until January 1, 2009, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The requirements of SFAS 157 apply to non-financial assets and non-financial liabilities addressed by FSP FAS 157-2 for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Bank adopted FSP FAS 157-2 on January 1, 2009. Its adoption did not have a material effect on the Bank’s financial condition, results of operations or cash flows.
Note 3—Trading Securities
Major Security Types. Trading securities were as follows (dollars in thousands):

	June 30,	December 31,
	2009	2008

TLGP	$5,370,530	$2,151,485

Trading securities represented investments in Temporary Liquidity Guarantee Program (TLGP) debt. The TLGP was created by the Federal Deposit Insurance Corporation (FDIC) and represents corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.
The following table summarizes net gain on trading securities (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Unrealized holding gain on trading securities	$33,509	$—	$53,165	$—
Gain on sale of trading securities	152	—	588	—

Net gain on trading securities	$33,661	$—	$53,753	$—

Gains on Sales. The Bank sold TLGP securities with a total par value of $175.0 million and $501.0 million out of its trading portfolio and recognized gains of $0.2 million and $0.6 million in other income (loss) during the three and six months ended June 30, 2009. There were no sales of trading securities during the three and six months ended June 30, 2008.

Note 4—Available-for-Sale Securities
Major Security Types. Available-for-sale securities at June 30, 2009 were as follows (dollars in thousands):

			Amounts Recorded in
			Accumulated Other
		SFAS 133	Comprehensive Loss
	Amortized	Hedging	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value
Non-mortgage-backed securities
U.S. Treasury obligations	$858,891	$17,590	$11,504	$—	$887,985
TLGP	563,688	(681)	3,760	—	566,767
Government-sponsored enterprise obligations	294,302	—	3,084	356	297,030

Total non-mortgage-backed securities	1,716,881	16,909	18,348	356	1,751,782

Mortgage-backed securities
Government-sponsored enterprise	3,808,065	—	7,648	47,062	3,768,651

Total	$5,524,946	$16,909	$25,996	$47,418	$5,520,433

Available-for-sale securities at December 31, 2008 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Non-mortgage-backed securities
State or local housing agency obligations	$580	$—	$—	$580

Mortgage-backed securities
Government-sponsored enterprise	3,983,671	—	144,271	3,839,400

Total	$3,984,251	$—	$144,271	$3,839,980

TLGP securities represented corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government. GSE obligations represented Tennessee Valley Authority (TVA) and Federal Farm Credit Bank (FFCB) bonds. GSE mortgage-backed securities (MBS) represented Fannie Mae and Freddie Mac securities.
State or local housing agency obligations represented Housing Finance Agency (HFA) bonds that were purchased by the Bank from housing associates in the Bank’s district.
The following table summarizes the available-for-sale securities with unrealized losses at June 30, 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Non-mortgage-backed securities
Government-sponsored enterprise obligations	$44,893	$356	$—	$—	$44,893	$356

Mortgage-backed securities
Government-sponsored enterprise	—	—	3,232,655	47,062	3,232,655	47,062

Total	$44,893	$356	$3,232,655	$47,062	$3,277,548	$47,418

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

	June 30, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value

Due after one year through five years	$573,397	$576,683	$—	$—
Due after five years through ten years	284,593	287,114	—	—
Due after ten years[1]	858,891	887,985	580	580

	1,716,881	1,751,782	580	580

Mortgage-backed securities	3,808,065	3,768,651	3,983,671	3,839,400

Total	$5,524,946	$5,520,433	$3,984,251	$3,839,980

[1]	The security due after ten years at December 31, 2008 represented a HFA bond under a standby bond purchase agreement that was purchased and subsequently sold at par.
The amortized cost of the Bank’s MBS classified as available-for-sale includes net discounts of $7.1 million and $7.3 million at June 30, 2009 and December 31, 2008.
Losses on Sales. On June 2, 2009, the Bank sold all of its U.S. Treasury obligations with a total par value of $800.0 million out of its available-for-sale portfolio and recognized losses of $42.8 million in other income (loss) during the three and six months ended June 30, 2009. These losses were fully offset by gains of $90.1 million on the termination of the related derivative contracts. There were no sales of available-for-sale securities during the three and six months ended June 30, 2008.
Other-than-Temporary Impairment Analysis on Available-for-Sale Securities. The Bank evaluates its individual available-for-sale securities for OTTI on at least a quarterly basis. At June 30, 2009 the Bank’s available-for-sale securities portfolio consisted of U.S. Treasury obligations, TLGP securities, GSE debt obligations, and GSE MBS that were all guaranteed by either the U.S. Government or a GSE. This portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on its available-for-sale securities due to the U.S. Government or GSE guarantees. The Bank does not intend to sell these securities, and it is not more likely than not that the Bank will be required to sell these securities, before its anticipated recovery of each security’s remaining amortized cost basis.

Note 5—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities at June 30, 2009 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
Negotiable certificates of deposit	$100,000	$—	$—	$100,000
Commercial paper	295,000	—	—	295,000
Government-sponsored enterprise obligations	313,645	371	7,119	306,897
State or local housing agency obligations	121,785	3,274	55	125,004
TLGP	1,250	14	—	1,264
Other	6,772	114	—	6,886

Total non-mortgage-backed securities	838,452	3,773	7,174	835,051

Mortgage-backed securities
Government-sponsored enterprise	5,089,253	81,420	30,454	5,140,219
U.S. government agency-guaranteed	47,427	27	567	46,887
MPF shared funding	39,235	—	1,740	37,495
Other	36,941	—	7,228	29,713

Total mortgage-backed securities	5,212,856	81,447	39,989	5,254,314

Total	$6,051,308	$85,220	$47,163	$6,089,365

Held-to-maturity securities at December 31, 2008 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
Commercial paper	$384,757	$146	$1	$384,902
State or local housing agency obligations	92,765	1,878	80	94,563
Other	6,906	166	—	7,072

Total non-mortgage-backed securities	484,428	2,190	81	486,537

Mortgage-backed securities
Government-sponsored enterprise	5,329,884	64,310	87,540	5,306,654
U.S. government agency-guaranteed	52,006	—	981	51,025
MPF shared funding	47,156	—	2,573	44,583
Other	38,534	—	10,045	28,489

Total mortgage-backed securities	5,467,580	64,310	101,139	5,430,751

Total	$5,952,008	$66,500	$101,220	$5,917,288

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
GSE obligations represented TVA and FFCB bonds. GSE MBS represented Fannie Mae and Freddie Mac securities. U.S. government agency-guaranteed MBS represented Government National Mortgage Association securities and Small Business Administration (SBA) Pool Certificates. SBA Pool Certificates represent undivided interests in pools of the guaranteed portions of SBA loans. The SBA’s guarantee of the Pool Certificate is backed by the full faith and credit of the U.S. Government.

The following table summarizes the held-to-maturity securities with unrealized losses at June 30, 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Non-mortgage-backed securities
Government-sponsored enterprise obligations	$249,743	$7,119	$—	$—	$249,743	$7,119
State or local housing agency obligations	21,945	55	—	—	21,945	55

	271,688	7,174	—	—	271,688	7,174

Mortgage-backed securities
Government-sponsored enterprise	957,931	3,939	1,625,817	26,515	2,583,748	30,454
U.S. government agency-guaranteed	12,161	94	33,354	473	45,515	567
MPF shared funding	—	—	37,495	1,740	37,495	1,740
Other	260	2	29,453	7,226	29,713	7,228

	970,352	4,035	1,726,119	35,954	2,696,471	39,989

Total	$1,242,040	$11,209	$1,726,119	$35,954	$2,968,159	$47,163

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

	June 30, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$395,000	$395,000	$384,757	$384,902
Due after one year through five years	4,239	4,367	2,989	3,154
Due after five years through ten years	2,855	2,907	3,205	3,261
Due after ten years	436,358	432,777	93,477	95,220

	838,452	835,051	484,428	486,537

Mortgage-backed securities	5,212,856	5,254,314	5,467,580	5,430,751

Total	$6,051,308	$6,089,365	$5,952,008	$5,917,288

The amortized cost of the Bank’s MBS classified as held-to-maturity included net discounts of $19.9 million and $22.6 million at June 30, 2009 and December 31, 2008.
Other-than-Temporary Impairment Analysis on Held-to-Maturity Securities. The Bank evaluates its individual held-to-maturity securities for OTTI on at least a quarterly basis. As part of this process, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an OTTI in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that do not meet either of these conditions, the Bank performs analysis to determine if any of these securities are at risk for OTTI. To determine which individual securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, the Bank uses indicators, or “screens” which consider various characteristics of each security including the following: the credit rating and related outlook or status; the duration and level of the unrealized loss; and certain other collateral-related characteristics such as the ratio of credit enhancement to expected collateral losses and the ratio of seriously delinquent loans to credit enhancement. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

As a result of this security-level review, the Bank identifies individual securities which should be subjected to a detailed cash flow analysis to determine the cash flows that are likely to be collected. The Bank also identifies and evaluates all private-label MBS securities held in common with other FHLBanks. At-risk securities and securities held in common are evaluated by estimating projected cash flows that the Bank is likely to collect based on a careful assessment of available information about each individual security, the structure of the security and certain assumptions. In performing the cash flow analysis for each of these securities, the Bank used two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from zero percent to 20 percent over the next 9 to 15 months (resulting in peak-to-trough home price declines of up to 51 percent). Thereafter, home prices are projected to increase one percent in the first year, three percent in the second year, and four percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of the security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary.
At June 30, 2009, the Bank held four private-label MBS in common with other FHLBanks, therefore a detailed cash flow analysis was performed on each of the four commonly held private-label MBS. The cashflow analysis did not project any principal shortfalls and therefore, no OTTI was required to be taken. The remainder of the Bank’s held-to-maturity securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on its held-to-maturity securities in an unrealized loss position. The Bank does not intend to sell these securities, and it is not more likely than not that the Bank will be required to sell these securities, before its anticipated recovery of the remaining amortized cost basis. As a result of the Bank’s analysis on the held-to-maturity securities portfolio, no OTTI was required to be taken.

Note 6—Advances
Members and eligible housing associates use the Bank’s various advance programs as sources of funding for mortgage lending, affordable housing and other community lending (including economic development), and general asset-liability management.
Redemption Terms. The following table shows the Bank’s advances outstanding (dollars in thousands):

	June 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %

Overdrawn demand deposit accounts	$1,127	—	$623	—
Due in one year or less	8,351,484	2.75	9,332,574	2.70
Due after one year through two years	4,268,266	3.86	5,212,502	3.97
Due after two years through three years	4,398,852	2.48	3,656,941	3.45
Due after three years through four years	5,017,303	2.14	5,014,300	2.25
Due after four years through five years	3,061,097	2.09	4,893,217	2.37
Thereafter	11,297,548	3.42	12,552,790	3.32

Total par value	36,395,677	2.91	40,662,947	3.03

Commitment fees	—		*
Discounts on AHP advances	(25)		(34)
Premiums	344		380
Discounts	(6)		(9)
Hedging fair value adjustments
Cumulative fair value gain	648,672		1,082,129
Basis adjustments from terminated and ineffective hedges	120,578		152,066

Total	$37,165,240		$41,897,479

*	Amount is less than one thousand.
The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At June 30, 2009 and December 31, 2008, the Bank had callable advances outstanding totaling $7.1 billion and $7.9 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At June 30, 2009 and December 31, 2008, the Bank had putable advances outstanding totaling $8.1 billion and $8.5 billion.
Interest Rate Payment Terms. The following table shows the Bank’s advances by interest rate payment type (dollars in thousands):

	June 30,	December 31,
	2009	2008
Par amount of advances
Fixed rate	$25,476,463	$28,050,033
Variable rate	10,919,214	12,612,914

Total	$36,395,677	$40,662,947

Note 7—Mortgage Loans Held for Portfolio
The MPF program involves investment by the Bank in mortgage loans that are held for portfolio which are either funded by the Bank through, or purchased from, member PFIs. The Bank’s members originate, service, and credit enhance home mortgage loans that are sold to the Bank. Members participating in the servicing released program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the member to a designated mortgage servicer.
Mortgage loans with an original contractual maturity of 15 years or less are classified as medium-term, and all other mortgage loans are classified as long-term. The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in thousands):

	June 30,	December 31,
	2009	2008
Real Estate:
Fixed rate medium-term single family mortgages	$2,049,158	$2,409,977
Fixed rate long-term single family mortgages	6,066,723	8,266,134

Total par value	8,115,881	10,676,111

Premiums	57,076	86,355
Discounts	(56,582)	(81,547)
Basis adjustments from mortgage loan commitments	4,124	4,491
Allowance for credit losses	(697)	(500)

Total mortgage loans held for portfolio, net	$8,119,802	$10,684,910

The par value of mortgage loans held for portfolio outstanding at June 30, 2009 and December 31, 2008 consisted of government-insured loans totaling $393.3 million and $423.4 million and conventional loans totaling $7.7 billion and $10.3 billion, respectively. The decline in conventional loans at June 30, 2009 when compared to December 31, 2008 is primarily attributable to the Bank selling a portion of its mortgage loans during the second quarter of 2009.
On April 8, 2009, the Bank transferred $2.4 billion of mortgage loans from held for portfolio to held for sale as a result of management identifying certain loans in which its intent to hold for portfolio had changed. At the time of transfer, all loans were in a gain position and were therefore recorded at their cost basis. During the three months ended June 30, 2009, the Bank received normal monthly principal payments and liquidations amounting to $0.1 billion on mortgage loans held for sale. During the three months ended June 30, 2009, the Bank recognized $0.5 million in losses on mortgage loans held for sale that had liquidated during the period, which represented net unamortized premiums on these loans. These losses were recorded as a component of “Net gain on loans held for sale” in the Statements of Income.
On June 24, 2009, in an effort to improve its risk position, specifically the Bank’s market value sensitivity to changes in interest rates, the Bank sold $2.1 billion of mortgage loans held for sale to the FHLBank of Chicago, who immediately resold these loans to Fannie Mae. The Bank recorded a net gain on sale of $1.8 million in “Net gain on loans held for sale” in the Statements of Income. This net gain on sale consisted of a $17.0 million gain on sale, partially offset by $15.2 million of credit enhancement fees paid by the Bank to settle all future credit enhancement obligations on the sold loans with the PFI. The remaining $0.2 billion of mortgage loans held for sale were reclassified back to held for portfolio on June 30, 2009 as management intends to hold these loans to maturity.

The Bank’s management of credit risk in the MPF program involves several layers of contractual loss protection that are defined in agreements among the Bank and its participating members. Though the nature of these layers of loss protection differs slightly among the MPF products we offer, each product contains similar credit risk structures. For conventional loans, the credit risk structure contains the following layers of loss protection in order of priority:
•	Homeowner equity.
•	Primary Mortgage Insurance for all loans with home owner equity of less than 20 percent of the original purchase price or appraised value.
•	First Loss Account (FLA) established by the Bank. FLA is a memorandum account for tracking losses. Such losses are either recoverable from future payments of performance based credit enhancement fees to the member or absorbed by the Bank. The Bank records credit enhancement fees paid to participating members as a reduction of mortgage loan interest income. Credit enhancement fees totaled $4.7 million and $4.8 million for the three months ended June 30, 2009 and 2008 and $9.3 million and $9.7 million for the six months ended June 30, 2009 and 2008.
•	Credit enhancements (including supplemental mortgage insurance (SMI)) provided by participating members. The size of the participating member’s credit enhancement is calculated so that any losses in excess of the FLA are limited to those of an investor in a mortgage-backed security that is rated the equivalent of AA by a nationally recognized statistical rating organization. To cover losses equal to all or a portion of the credit enhancement obligations, participating members are required to either collateralize their credit enhancement obligations or to purchase SMI from a highly rated mortgage insurer for the benefit of the Bank.
•	Losses greater than credit enhancements provided by members are the responsibility of the Bank. The Bank utilizes an allowance for any estimated losses beyond the above layers.
The allowance for credit losses was $0.7 million and $0.5 million at June 30, 2009 and December 31, 2008. The Bank evaluates its allowance for credit losses on at least a quarterly basis and makes adjustments when deemed necessary. During the second quarter of 2009, the Bank increased its allowance for credit losses through a provision of $0.2 million as a result of increased unemployment, higher levels of nonperforming loans and increased loss severity on its mortgage loan portfolio. Although the Bank increased its allowance, the size of the increase was impacted by an enhancement in the Bank’s methodology for estimating its allowance for credit losses on mortgage loans. The Bank enhanced its methodology to consider accrued credit enhancement fees. The Bank accrues twelve months of credit enhancement fees earned by PFIs under certain MPF products and as these accrued credit enhancement fees are available to cover future potential losses, the Bank believes it is appropriate to consider this accrual in its estimate of the allowance for credit losses on mortgage loans. Accrued credit enhancement fees totaled approximately $4.5 million at June 30, 2009 and are recorded as a component of “Other liabilities” in the Bank’s Statements of Condition.

The Bank recorded charge-offs of $44,000 and $0 during the three months ended June 30, 2009 and 2008 and $53,000 and $68,000 during the six months ended June 30, 2009 and 2008. The Bank did not have any recoveries during the three and six months ended June 30, 2009 and 2008. At June 30, 2009 and December 31, 2008, the Bank had $71.9 million and $48.4 million of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $0.8 million and $0.5 million at June 30, 2009 and December 31, 2008. At June 30, 2009 and December 31, 2008, the Bank’s other assets included $8.0 million and $7.6 million of real estate owned.
Effective February 26, 2009 the MPF program was expanded to include a new off-balance sheet product called MPF Xtra (MPF Xtra is a trademark of the FHLBank of Chicago). Under this product, the Bank assigns 100 percent of its interests in PFI master commitments to the FHLBank of Chicago. The FHLBank of Chicago then purchases mortgage loans from the Bank’s PFIs under the master commitments and sells those loans to Fannie Mae. Currently, only PFIs that retain servicing of their MPF loans are eligible for the MPF Xtra product. At June 30, 2009 the FHLBank of Chicago had funded $14.4 million of MPF Xtra mortgage loans under the master commitments. The Bank recorded approximately $23,000 in MPF Xtra fee income from the FHLBank of Chicago during the three and six months ended June 30, 2009.
Note 8—Derivatives and Hedging Activities
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
Interest Rate Swaps. An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable interest rate index for the same period of time. The variable interest rate received or paid by the Bank in most derivative agreements is the London Interbank Offered Rate (LIBOR).
Options. An option is an agreement between two entities that conveys the right, but not the obligation, to engage in a future transaction on some underlying security or other financial asset at an agreed upon price during a certain period of time or on a specific date. Premiums or swap fees paid to acquire options in a fair value hedge relationship are considered the fair value of the option at inception of the hedge and are reported in derivative assets or derivative liabilities in the Statements of Condition.
Swaptions. A swaption is an option on a swap that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank against future interest rate changes. The Bank purchases both payer swaptions and receiver swaptions to decrease its interest rate risk exposure related to the prepayment of certain assets. A payer swaption is the option to enter into a pay-fixed swap at a later date and a receiver swaption is the option to enter into a receive-fixed swap at a later date.
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

Futures/Forwards Contracts. Certain mortgage purchase commitments entered into by the Bank are considered derivatives. The Bank hedges these commitments by selling “to-be-announced” (TBA) MBS or other derivatives for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price.
Application of Derivatives
Derivative financial instruments are used by the Bank in two ways:
•	as a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); or
•	as a non-qualifying hedge of an asset, liability, or firm commitment (an economic hedge) for asset/liability management purposes.
Bank management uses derivatives when they are considered to be a cost-effective alternative to achieve the Bank’s financial and risk management objectives. The Bank reevaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new strategies.
Types of Assets and Liabilities Hedged
The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to (1) assets and liabilities in the Statements of Condition, or (2) firm commitments. The Bank also formally assesses (both at the hedge’s inception and at least monthly) whether the derivatives that it uses in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analysis to assess hedge effectiveness prospectively and retrospectively.
Consolidated Obligations—While consolidated obligations are the joint and several obligations of the 12 FHLBanks, the Bank is the primary obligor for the consolidated obligations recorded on the Bank’s Statements of Condition. To date, the Bank has never had to assume or pay the consolidated obligations of another FHLBank. The Bank may enter into derivatives to hedge the interest rate risk associated with its consolidated obligations. The Bank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation.

For instance, in a typical transaction, fixed rate consolidated obligations are issued and the Bank simultaneously enters into a matching interest rate swap in which the counterparty pays fixed cash flows to the Bank designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. The Bank in turn pays a variable cash flow on the interest rate swap that closely matches the interest payments it receives on short-term or variable interest rate advances (typically one- or three-month LIBOR). These transactions are treated as fair value hedges under SFAS 133. The Bank may issue variable interest rate consolidated obligations indexed to LIBOR or the Federal funds rate and simultaneously execute interest rate swaps to hedge the basis risk of the variable interest rate debt.
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
When issuing putable advances, the Bank effectively purchases a put option from the member that allows the Bank to put or extinguish the fixed interest rate advance, which the Bank normally would exercise when interest rates increase, and the borrower may elect to enter into a new advance. The Bank may hedge these advances by entering into a cancelable interest rate swap.
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

In accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), certain mortgage purchase commitments are considered derivatives. The Bank normally hedges these commitments by selling TBA MBS or other derivatives for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized using the level-yield method.
Investments—The Bank invests in certificates of deposit, commercial paper, U.S. Treasury obligations, TVA and FFCB bonds, MBS, TLGP securities, and the taxable portion of state or local HFA obligations, which may be classified as held-to-maturity, available-for-sale, or trading securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may also manage the prepayment and interest rate risk by funding investment securities with either callable or non-callable consolidated obligations or by hedging the prepayment risk with interest rate caps or floors, interest rate swaps, or swaptions.
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
At June 30, 2009 and December 31, 2008, the Bank’s maximum credit risk, as defined above, was approximately $4.0 million and $2.8 million. These totals include $2.9 million and $0.6 million of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held no cash as collateral at June 30, 2009 and December 31, 2008.
Some of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank may be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at June 30, 2009 was $386.9 million, for which the Bank has posted collateral of $51.6 million in the normal course of business. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $160.4 million of collateral to its derivative counterparties at June 30, 2009. However, the Bank’s credit rating has not changed during the previous 12 months.

Financial Statement Effect and Additional Financial Information
The notional amount of derivatives reflects the volume of the Bank’s hedges, but it does not measure the credit exposure of the Bank because there is no principal at risk.
The following table summarizes the Bank’s fair value of derivative instruments, without the effect of netting arrangements or collateral at June 30, 2009 (dollars in thousands). For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

	Notional	Derivative	Derivative
Fair Value of Derivative Instruments	Amount	Assets	Liabilities

Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	$28,619,331	$304,324	$725,355

Derivatives not designated as hedging instruments under SFAS 133 (economic hedges)
Interest rate swaps	7,844,909	30,475	3,939
Interest rate caps	2,340,000	11,607	—
Forward settlement agreements (TBAs)	43,000	29	314
Mortgage delivery commitments	46,216	247	144

Total derivatives not designated as hedging instruments under SFAS 133	10,274,125	42,358	4,397

Total derivatives and related accrued interest before netting and collateral adjustments	$38,893,456	346,682	729,752

Netting adjustments[1]		(342,725)	(342,725)
Cash collateral and related accrued interest		—	(51,606)

Total netting adjustments and cash collateral		(342,725)	(394,331)

Derivative assets and liabilities as reported in the Statements of Condition		$3,957	$335,421

[1]	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions by counterparty.

The following table presents the components of “Net gain on derivatives and hedging activities” as presented in the Statements of Income (dollars in thousands):

	Three Months Ended	Six Months Ended June
	June 30, 2009	30, 2009
Derivatives and hedged items in SFAS 133 fair value hedging relationships
Interest rate swaps	$74,003	$86,468

Derivatives not designated as hedging instruments under SFAS 133 (economic hedges)
Interest rate swaps	20,546	2,833
Interest rate caps	8,719	9,126
Forward settlement agreements (TBAs)	3,198	2,758
Mortgage delivery commitments	(2,615)	(4,769)

Total net gain related to derivatives not designated as hedging instruments under SFAS 133	29,848	9,948

Net gain on derivatives and hedging activities	$103,851	$96,416

In May 2009 the Bank purchased $800.0 million of 30-year U.S. Treasury obligations and entered into interest rate swaps to convert the fixed rate to three-month LIBOR plus a spread. This relationship was accounted for as a fair value hedge relationship with changes in LIBOR (benchmark interest rate) reported as hedge ineffectiveness through net gains (losses) on derivatives and hedging activities. In June 2009 the Bank sold these securities and terminated the associated interest rate swaps resulting in a net gain of $33.0 million during the three months ended June 30, 2009. This net gain consisted of a $90.1 million gain on the termination of the related interest rate swaps recorded in net gain (loss) on derivatives and hedging activities, a $42.8 million loss on the sale of the securities recorded in other income (loss), and $14.3 million in hedge ineffectiveness losses recorded in net gain (loss) on derivatives and hedging activities.

The following table presents, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income (dollars in thousands):

	Three Months Ended June 30, 2009
			Net Fair Value	Effect on
	Gain (Loss) on	(Loss) Gain on	Hedge	Net Interest
Hedged Item Type	Derivative	Hedged Item	Ineffectiveness	Income[1]

Advances	$297,855	$(296,253)	$1,602	$(85,191)
Investments	57,657	16,909	74,566	(2,376)
Bonds	(81,471)	79,306	(2,165)	52,077

Total	$274,041	$(200,038)	$74,003	$(35,490)

	Six Months Ended June 30, 2009
			Net Fair Value	Effect on
	Gain (Loss) on	(Loss) Gain on	Hedge	Net Interest
Hedged Item Type	Derivative	Hedged Item	Ineffectiveness	Income[1]

Advances	$435,613	$(433,456)	$2,157	$(152,606)
Investments	57,657	16,909	74,566	(2,376)
Bonds	(165,730)	175,475	9,745	109,796

Total	$327,540	$(241,072)	$86,468	$(45,186)

[1]	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.
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
The par amounts of the outstanding consolidated obligations of the 12 FHLBanks were approximately $1,055.8 billion and $1,251.5 billion at June 30, 2009 and December 31, 2008.
The FHLBank Act authorizes the U.S. Treasury to purchase consolidated obligations directly from the FHLBanks up to an aggregate principal amount of $4.0 billion. As a result of the passage of the Housing Act in 2008, this authorization was supplemented with a temporary authorization for the U.S. Treasury to directly purchase consolidated obligations from the FHLBanks in any amount deemed appropriate under certain conditions. This temporary authorization expires December 31, 2009. At June 30, 2009, no such purchases had been made by the U.S. Treasury.

Bonds. The following table shows the Bank’s bonds outstanding by year of maturity (dollars in thousands):

	June 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %

Due in one year or less	$19,181,700	1.86	$15,962,600	3.10
Due after one year through two years	6,422,350	3.47	6,159,050	4.01
Due after two years through three years	3,844,250	3.87	4,670,100	4.34
Due after three years through four years	1,790,900	4.23	2,231,050	4.54
Due after four years through five years	1,094,700	4.82	2,417,500	4.35
Thereafter	6,829,695	5.14	8,408,700	5.13
Index amortizing notes	2,161,674	5.12	2,420,099	5.12

Total par value	41,325,269	3.19	42,269,099	4.04

Premiums	40,274		50,742
Discounts	(35,430)		(40,699)
Hedging fair value adjustments
Cumulative fair value loss	223,899		348,214
Basis adjustments from terminated and ineffective hedges	29,488		95,117
Fair value option loss	15,524		—

Total	$41,599,024		$42,722,473

The following table shows the Bank’s total bonds outstanding (dollars in thousands):

	June 30,	December 31,
	2009	2008
Par amount of bonds
Noncallable or nonputable	$40,020,269	$39,214,099
Callable	1,305,000	3,055,000

Total par value	$41,325,269	$42,269,099

Interest Rate Payment Terms. The following table shows the Bank’s bonds by interest rate payment type (dollars in thousands):

	June 30,	December 31,
	2009	2008
Par amount of bonds
Fixed rate	$35,210,269	$37,954,099
Simple variable rate	6,015,000	4,315,000
Step-up	100,000	—

Total par value	$41,325,269	$42,269,099

Extinguishment of Debt. Losses on extinguishment of debt totaled $36.4 million and $52.4 million for the three and six months ended June 30, 2009 due to the Bank extinguishing bonds with a total par value of $354.7 million and $586.5 million. Losses on extinguishment of debt exclude net losses on basis adjustment amortization of $2.0 million for the three months ended June 30, 2009 and net gains on basis adjustment accretion of $5.7 million for the six months ended June 30, 2009 recorded in net interest income. As a result, for the three and six months ended June 30, 2009, net losses on extinguishment of debt totaled $38.4 million and $46.7 million. For the three and six months ended June 30, 2008, the Bank recorded gains of $0.2 million on the extinguishment of debt.
Discount Notes. Discount notes are typically issued to raise short-term funds that have original maturities up to 365/366 days. These notes are issued at less than their face amount and redeemed at par value when they mature.
The Bank’s discount notes were as follows (dollars in thousands):

	June 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate %	Amount	Rate %

Par value	$19,984,303	0.48	$20,153,370	1.83
Discounts	(17,142)		(92,099)
Hedging fair value adjustments	—		*

Total	$19,967,161		$20,061,271

*	Amount is less than one thousand.

Note 10—Capital
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
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements (dollars in thousands):

	June 30, 2009		December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk based capital	$1,050,241	$3,372,593	$1,967,981	$3,173,807
Total capital-to-asset ratio	4.00%	5.03%	4.00%	4.66%
Total regulatory capital	$2,681,283	$3,372,593	$2,725,172	$3,173,807
Leverage ratio	5.00%	7.55%	5.00%	6.99%
Leverage capital	$3,351,604	$5,058,890	$3,406,465	$4,760,711
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
Capital stock owned by members in excess of their minimum investment requirements is known as excess capital stock. The Bank had excess capital stock (including excess mandatorily redeemable capital stock) of $451.7 million and $61.1 million at June 30, 2009 and December 31, 2008.

Under the Bank’s Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership stock. If a member’s membership stock balance exceeds an operational threshold set forth in the Capital Plan as a result of a merger or consolidation, the Bank may repurchase the amount of excess stock necessary to make the member’s membership stock balance equal to the operational threshold.
In late 2008, as a result of market conditions, the Bank indefinitely discontinued its practice of voluntarily repurchasing excess membership and activity-based capital stock. Members are able to continue using excess activity-based capital stock to satisfy their activity-based capital stock requirements. As a condition of membership in the Bank, all members must purchase and maintain membership capital stock based on a percentage of their total assets as of the preceding December 31st. For 2009, the Bank allowed members to use their excess activity-based capital stock to satisfy updated membership capital stock requirements. The Bank converted $21.0 million of excess activity-based capital stock from certain members into membership capital stock in order to meet the members’ updated membership capital stock requirement. In addition, members with insufficient excess activity-based capital stock to cover their updated membership capital stock requirement were required to purchase $13.4 million of additional membership capital stock. The Bank’s Board of Directors approved certain exceptions to this discontinued practice such as when a member is taken over by the FDIC and members in financial distress.
Mandatorily Redeemable Capital Stock. At June 30, 2009 and December 31, 2008, the Bank had $11.8 million and $10.9 million in capital stock subject to mandatory redemption. These amounts have been classified as “mandatorily redeemable capital stock” in the Statements of Condition.
The following table summarizes the Bank’s activity related to mandatorily redeemable capital stock (dollars in thousands):

	June 30,	December 31,
	2009	2008

Balance, beginning of year	$10,907	$46,039

Mandatorily redeemable stock issued	7	49
Capital stock subject to mandatory redemption reclassified from equity	1,235	2,861
Redemption of mandatorily redeemable capital stock	(399)	(38,042)

Balance, end of period	$11,750	$10,907

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
The Bank evaluates performance of the segments based on adjusted net interest income after providing for a mortgage loan credit loss provision. Previously, adjusted net interest income was net interest income adjusted for economic hedging costs included in other income (loss). During the first quarter of 2009, the Bank enhanced its calculation of adjusted net interest income and concluded that adjusted net interest income should be net interest income adjusted for basis adjustment amortization on called and extinguished debt included in interest expense, economic hedging costs included in other income (loss), and concession expense on fair value option bonds included in other expense.

The following table shows the Bank’s financial performance by operating segment for the three months ended June 30, 2009 and 2008 (dollars in thousands). Prior period amounts have been adjusted to reflect the Bank’s enhanced segment methodology.

	Member	Mortgage
	Finance	Finance	Total
Three months ended June 30, 2009
Adjusted net interest income	$42,370	$24,247	$66,617
Provision for credit losses on mortgage loans	—	(250)	(250)

Adjusted net interest income after mortgage loan credit loss provision	$42,370	$23,997	$66,367

Average assets for the period	$53,187,385	$19,500,601	$72,687,986
Total assets at period end	$49,815,155	$17,216,923	$67,032,078

Three months ended June 30, 2008
Adjusted net interest income	$44,265	$31,415	$75,680
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$44,265	$31,415	$75,680

Average assets for the period	$51,799,211	$18,537,310	$70,336,521
Total assets at period end	$51,035,410	$19,802,454	$70,837,864
The following table shows the Bank’s financial performance by operating segment for the six months ended June 30, 2009 and 2008 (dollars in thousands). Prior period amounts have been adjusted to reflect the Bank’s enhanced segment methodology.

	Member	Mortgage
	Finance	Finance	Total
Six months ended June 30, 2009
Adjusted net interest income	$46,751	$42,466	$89,217
Provision for credit losses on mortgage loans	—	(250)	(250)

Adjusted net interest income after mortgage loan credit loss provision	$46,751	$42,216	$88,967

Average assets for the period	$53,358,659	$19,903,696	$73,262,355
Total assets at period end	$49,815,155	$17,216,923	$67,032,078

Six months ended June 30, 2008
Adjusted net interest income	$93,967	$51,643	$145,610
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$93,967	$51,643	$145,610

Average assets for the period	$47,377,866	$18,086,797	$65,464,663
Total assets at period end	$51,035,410	$19,802,454	$70,837,864

For adjusted net interest income, the Bank includes interest income and interest expense associated with economic hedges as well as concession expense associated with fair value option bonds in its evaluation of financial performance for its two operating segments and excludes interest expense associated with basis adjustment amortization/accretion on called and extinguished debt. Interest income and interest expense associated with economic hedges are recorded as a component of “Net gain (loss) on derivatives and hedging activities” in other income (loss) in the Statements of Income. Concession expense associated with fair value option bonds is recorded in other expense in the Statements of Income. Interest expense associated with basis adjustment amortization/accretion on called and extinguished debt is recorded as a component of “Bonds” in interest expense in the Statements of Income. The following table reconciles the Bank’s financial performance by operating segment to total income before assessments (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Adjusted net interest income after mortgage loan credit loss provision	$66,367	$75,680	$88,967	$145,610
Interest expense on basis adjustment amortization of called debt	(523)	(4,861)	(17,925)	(10,436)
Interest expense on basis adjustment amortization/accretion of extinguished debt	(2,028)	—	5,691	—
Concession expense on fair value option bonds	—	—	37	—
Net interest (income) expense on economic hedges	(1,013)	2,183	(4,641)	2,525

Net interest income after mortgage loan credit loss provision	62,803	73,002	72,129	137,699

Other income (loss)	51,233	3,854	47,733	(7,722)
Other expense	12,796	11,578	24,532	22,015

Income before assessments	$101,240	$65,278	$95,330	$107,962

Note 12—Estimated Fair Values
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

The Bank records trading investments, available-for-sale investments, derivative assets, derivative liabilities, and certain bonds, for which a SFAS 159 fair value option was elected, at fair value in the Statements of Condition in accordance with SFAS 157. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the assets or liability, and market participants with whom the entity would transact in that market.
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

The following describes the application of the fair value hierarchy established by SFAS 157 to the Banks’ financial assets and financial liabilities that are carried at fair value in the Statements of Condition.
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
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The types of assets and liabilities carried at Level 2 fair value include the Bank’s investment securities such as commercial paper, U.S. Treasury obligations, GSE obligations, state or local housing agency obligations, TLGP debt, and MBS, including U.S. government agency, as well as certain derivative contracts and bonds.
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

Fair Value on a Recurring Basis. The following table presents, for each SFAS 157 hierarchy level, the Banks’ assets and liabilities that are measured at fair value in the Statements of Condition at June 30, 2009 (dollars in thousands):

	Fair Value Measurements at June 30, 2009 Using:
				Netting
	Level 1	Level 2	Level 3	Adjustment[1]	Total
Assets
Trading securities
TLGP	$—	$5,370,530	$—	$—	$5,370,530
Available-for-sale securities
U.S. Treasury obligations	—	887,985	—	—	887,985
TLGP	—	566,767	—	—	566,767
Government-sponsored enterprise	—	4,065,681	—	—	4,065,681
Derivative assets	29	346,653	—	(342,725)	3,957

Total assets at fair value	$29	$11,237,616	$—	$(342,725)	$10,894,920

Liabilities
Bonds[2]	$—	$(4,305,524)	$—	$—	$(4,305,524)
Derivative liabilities	(314)	(729,438)	—	394,331	(335,421)

Total liabilities at fair value	$(314)	$(5,034,962)	$—	$394,331	$(4,640,945)

[1]	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Net cash collateral plus accrued interest totaled $51,606 at June 30, 2009.

[2]	Represents bonds recorded under the fair value option in accordance with SFAS 159.

The following table presents, for each SFAS 157 hierarchy level, the Banks’ assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2008 (dollars in thousands):

	Fair Value Measurements at December 31, 2008 Using:
				Netting
	Level 1	Level 2	Level 3	Adjustment[1]	Total
Assets
Trading securities	$—	$2,151,485	$—	$—	$2,151,485
Available-for-sale securities	—	3,839,980	—	—	3,839,980
Derivative assets	248	403,728	—	(401,136)	2,840

Total assets at fair value	$248	$6,395,193	$—	$(401,136)	$5,994,305

Liabilities
Derivative liabilities	$(2,571)	$(1,101,501)	$—	$669,057	$(435,015)

Total liabilities at fair value	$(2,571)	$(1,101,501)	$—	$669,057	$(435,015)

[1]	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Net cash collateral plus accrued interest totaled $267,921 at December 31, 2008.
For instruments carried at fair value in the Statements of Condition, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification to the hierarchy level for certain financial assets or liabilities. At June 30, 2009 the Bank had made no reclassifications to its fair value hierarchy.
The following table presents the changes in fair value included in the Statements of Income for bonds in which the SFAS 159 fair value option has been elected (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Interest expense	$5,822	$7,070
Net loss on bonds held at fair value	10,586	12,227

Total change in fair value	$16,408	$19,297

For bonds recorded under the fair value option, the related contractual interest expense is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net loss on bonds held at fair value” in the Statements of Income. The changes in fair value, as shown in the previous table, do not include changes in instrument-specific credit risk. The Bank has determined that no adjustments to the fair values of bonds recorded under the fair value option were necessary for instrument-specific credit risk. Concessions paid on bonds under the fair value option are expensed as incurred and recorded in other expense in the Statements of Income. The Bank recorded $0 and $37,000 in concession expense associated with fair value option bonds during the three and six months ended June 30, 2009.
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding of bonds for which the SFAS 159 fair value option has been elected (dollars in thousands):

June 30,
2009

Principal balance	$4,290,000
Fair value	4,305,524

Fair value over principal balance	$15,524

Estimated Fair Values. The following estimated fair value amounts have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2009 and December 31, 2008. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions.
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

Investment Securities. The fair value of the Bank’s investment securities is estimated using information from a specialized pricing service that uses pricing models and/or quoted prices of securities with similar characteristics. Inputs into the pricing models are market based and observable. The estimated fair value is determined based on each security’s quoted price excluding accrued interest as of the last business day of the reporting period. The Bank performs several validation steps in order to verify the accuracy and reasonableness of the investment fair values provided by the pricing service. These steps may include, but are not limited to, a detailed review of instruments with significant price changes and a comparison of fair values to those derived by an alternative pricing service. Certain investments for which quoted prices are not readily available are valued by third parties or internal pricing models. The Bank’s trading and available-for-sale securities are recorded in the Bank’s Statements of Condition at fair value.
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
Mortgage Loans. The estimated fair values for mortgage loans are determined based on contractual cash flows adjusted for prepayment assumptions and credit risk factors, discounted using the quoted market prices of similar mortgage loans, and reduced by the amount of accrued interest receivable. These prices, however, can change rapidly based on market conditions and are highly dependent on the underlying prepayment assumptions.
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

SFAS 157 clarified that the valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and must also take into account the company’s own credit standing. The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments for credit were deemed necessary to the recorded fair values of derivative assets and liabilities in the Statements of Condition at June 30, 2009 and December 31, 2008.
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

Mandatorily Redeemable Capital Stock. The fair value of capital subject to mandatory redemption is generally reported at par value. Fair value also includes estimated dividends earned at the time of the reclassification from equity to liabilities, until such amount is paid. Stock can only be acquired by members at par value and redeemed at par value. Stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.
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

The carrying values and estimated fair values of the Bank’s financial instruments were as follows (dollars in thousands):
FAIR VALUE SUMMARY TABLE

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets
Cash and due from banks	$47,565	$47,565	$44,368	$44,368
Interest-bearing deposits	19,588	19,489	152	152
Federal funds sold	4,614,000	4,614,000	3,425,000	3,425,000
Trading securities	5,370,530	5,370,530	2,151,485	2,151,485
Available-for-sale securities	5,520,433	5,520,433	3,839,980	3,839,980
Held-to-maturity securities	6,051,308	6,089,365	5,952,008	5,917,288
Advances	37,165,240	37,299,336	41,897,479	41,864,640
Mortgage loans, net	8,119,802	8,339,906	10,684,910	10,984,668
Accrued interest receivable	86,465	86,465	92,620	92,620
Derivative assets	3,957	3,957	2,840	2,840

Liabilities
Deposits	(1,289,900)	(1,289,692)	(1,496,470)	(1,495,865)

Consolidated obligations
Discount notes	(19,967,161)	(19,978,232)	(20,061,271)	(20,141,287)
Bonds (includes $4,305,524 at fair value under the fair value option at June 30, 2009)	(41,599,024)	(42,644,157)	(42,722,473)	(44,239,835)

Consolidated obligations, net	(61,566,185)	(62,622,389)	(62,783,744)	(64,381,122)

Mandatorily redeemable capital stock	(11,750)	(11,750)	(10,907)	(10,907)
Accrued interest payable	(235,692)	(235,692)	(320,271)	(320,271)
Derivative liabilities	(335,421)	(335,421)	(435,015)	(435,015)

Other
Standby letters of credit	(1,782)	(1,782)	(1,945)	(1,945)
Commitments to extend credit for mortgage loans	—	—	(1,406)	(1,426)
Standby bond purchase agreements	—	4,294	482	263

Note 13—Commitments and Contingencies
As described in Note 9, the 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if one or more of the FHLBanks is unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations, as determined or approved by the Finance Agency. No FHLBank has ever had to assume or pay the consolidated obligation of another FHLBank. The par amounts of the outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $994.5 billion and $1,189.1 billion at June 30, 2009 and December 31, 2008.
In 2008 the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. The Bank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. At June 30, 2009 the Bank had provided the U.S. Treasury with a listing of advance collateral amounting to $6.7 billion, which provides for maximum borrowings of $5.8 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. At June 30, 2009 the Bank has not drawn on this available source of liquidity.

Standby letters of credit are executed with members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are withdrawn from the member’s demand account. Any resulting overdraft is converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $3.9 billion at June 30, 2009, and had original terms between 7 days and 13 years with a final expiration in 2020. Outstanding standby letters of credit were approximately $3.4 billion at December 31, 2008, and had original terms between 4 days and 13 years with a final expiration in 2020. Unearned fees are recorded in other liabilities and amounted to $1.8 million and $1.9 million at June 30, 2009 and December 31, 2008. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these commitments. The estimated fair value of standby letters of credit at June 30, 2009 and December 31, 2008 is reported in Note 12.
Commitments that unconditionally obligate the Bank to fund/purchase mortgage loans from members in the MPF program totaled $46.2 million and $289.6 million at June 30, 2009 and December 31, 2008. Commitments are generally for periods not to exceed forty-five business days. Commitments that obligate the Bank to purchase closed mortgage loans from its members are considered derivatives under SFAS 149, and their estimated fair value at June 30, 2009 and December 31, 2008 is reported in Note 8 as mortgage delivery commitments. Commitments that obligate the Bank to table fund mortgage loans are not considered derivatives under SFAS 149, and the estimated fair value at June 30, 2009 and December 31, 2008 is reported in Note 12 as commitments to extend credit for mortgage loans.
As described in Note 7, for managing the inherent credit risk in the MPF program, participating members receive base and performance based credit enhancement fees from the Bank. When the Bank incurs losses for certain MPF products, it reduces base and performance based credit enhancement fee payments to applicable members until the amount of the loss is recovered up to the limit of the FLA. The FLA is an indicator of the potential losses for which the Bank is liable (before the member’s credit enhancement is used to cover losses). The FLA amounted to $114.5 million and $105.9 million at June 30, 2009 and December 31, 2008.
The Bank entered into $134.4 million and $1.0 billion par value traded but not settled bonds at June 30, 2009 and December 31, 2008. The Bank entered into $503.8 million and $0.0 million par value traded but not settled discount notes at June 30, 2009 and December 31, 2008. The Bank entered into derivatives with a notional value of $5.0 million and $1.0 billion that had traded but not settled at June 30, 2009 and December 31, 2008. The Bank had $51.6 million and $267.9 million of cash pledged as collateral to broker-dealers at June 30, 2009 and December 31, 2008. The Bank generally executes derivatives with large highly rated banks and broker-dealers and enters into bilateral collateral agreements.

At June 30, 2009, the Bank had 18 standby bond purchase agreements with housing associates within its district whereby the Bank would be required to purchase bonds under circumstances defined in each agreement. The Bank would hold investments in the bonds until the designated remarketing agent could find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the standby bond purchase agreement. The 18 outstanding standby bond purchase agreements total $496.5 million and expire seven years after execution, with a final expiration in 2016. The Bank received fees for the guarantees that amounted to $0.2 million and $0.4 million for the three and six months ended June 30, 2009. The Bank executed seven and nine standby bond purchase agreements during the three and six months ended June 30, 2009. At June 30, 2009, the Bank had not been required to purchase any HFA bonds under the executed standby bond purchase agreements. The estimated fair value of standby bond purchase agreements at June 30, 2009 and December 31, 2008 is reported in Note 12.
On March 31, 2009 the Bank entered into a Bond Purchase Contract with the Missouri Housing Development Commission (the Commission) to purchase up to $75 million of taxable single family mortgage revenue bonds. The bonds could be purchased in up to ten subseries and were to be purchased at par without any accrued interest. The contract expires on October 8, 2009. At June 30, 2009, the Bank had purchased $10.0 million in mortgage revenue bonds from the Commission under this contract, all of which mature on July 1, 2040.
In conjunction with its sale of certain mortgage loans to the FHLBank of Chicago, whereby the mortgage loans were immediately resold by the FHLBank of Chicago to Fannie Mae, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank and the FHLBank of Chicago each hold certain participation interests in the four master commitments and therefore share, on a proportionate basis, any losses incurred after considering PFI credit enhancement provisions. The sale of mortgage loans under these master commitments reduced the amount of future credit enhancement fees available for recapture by the FHLBank of Chicago and the Bank. Therefore, under the agreement, the Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $2.1 million by December 31, 2010, $1.2 million by December 31, 2012, $0.8 million by December 31, 2015, and $0.3 million by December 31, 2020.
The Bank is not currently aware of any material pending legal proceedings other than ordinary routine litigation incidental to the business, to which the Bank is a party or of which any of its property is the subject.

Note 14—Activities with Stockholders and Housing Associates
Under the Bank’s Capital Plan, voting rights conferred upon the Bank’s members are for the election of member directors and independent directors. Member directorships are designated to one of the five states in the Bank’s district and a member is entitled to nominate and vote for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable member directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that state as of the record date for voting. The remaining independent directors are nominated by the Bank’s Board of Directors after consultation with the FHLBank’s Affordable Housing Advisory Council, and then voted upon by all members within the Bank’s five-state district. Non-member stockholders are not entitled to cast votes for the election of directors. At June 30, 2009 and December 31, 2008, no member owned more than ten percent of the voting interests of the Bank due to statutory limits on members’ voting rights as discussed above.
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

The following table shows transactions with members and their affiliates, former members and their affiliates, and housing associates (dollars in thousands):

	June 30,	December 31,
	2009	2008

Assets:
Cash	$1,627	$18,839
Interest-bearing deposits[1]	18,551	—
Federal funds sold	299,000	1,110,000
Trading securities[2]	131,191	—
Available-for-sale securities[2]	—	580
Held-to-maturity securities[2]	123,035	377,619
Advances	37,165,240	41,897,479
Accrued interest receivable	12,249	21,555
Derivative assets	247	2,655
Other assets	474	615

Total	$37,751,614	$43,429,342

Liabilities:
Deposits	$764,930	$1,394,198
Mandatorily redeemable capital stock	11,750	10,907
Accrued interest payable	119	853
Derivative liabilities	47,917	57,519
Other liabilities	1,782	1,945

Total	$826,498	$1,465,422

Capital:
Capital stock — Class B putable	$2,923,406	$2,780,927

Notional amount of derivatives	$2,216,291	$939,650
Notional amount of standby letters of credit	$3,903,228	$3,400,001
Notional amount of standby bond purchase agreements	$496,533	$259,677

[1]	Interest-bearing deposits consist of non-negotiable certificates of deposit purchased by the Bank from its members.

[2]	Trading securities, available-for-sale securities and held-to-maturity securities consist of state or local housing agency obligations, commercial paper, and TLGP promissory notes purchased by the Bank from its members or eligible housing associates.

Transactions with Directors’ Financial Institutions. In the normal course of business, the Bank extends credit to its members whose directors and officers serve as its directors (Directors’ Financial Institutions). Finance Agency regulations require that transactions with Directors’ Financial Institutions be subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. At June 30, 2009 and December 31, 2008, advances outstanding to the Bank Directors’ Financial Institutions aggregated $659.6 million and $561.6 million, representing 1.8 percent and 1.4 percent of the Bank’s total outstanding advances. There were $15.3 million and $1.3 million in mortgage loans originated by the Bank Directors’ Financial Institutions during the three months ended June 30, 2009 and 2008. There were $25.0 million and $1.7 million in mortgage loans originated by the Bank Directors’ Financial Institutions during the six months ended June 30, 2009 and 2008. At June 30, 2009 and December 31, 2008, capital stock outstanding to the Bank Directors’ Financial Institutions aggregated $46.7 million and $33.0 million, representing 1.6 percent and 1.2 percent of the Bank’s total outstanding capital stock. The Bank did not have any investment or derivative transactions with Directors’ Financial Institutions during the three and six months ended June 30, 2009 and 2008.
Business Concentrations. The Bank has business concentrations with stockholders whose capital stock outstanding was in excess of ten percent of the Bank’s total capital stock outstanding.
Capital Stock — The following tables present members and their affiliates holding ten percent or more of outstanding capital stock (including stock classified as mandatorily redeemable) (shares in thousands):

			Shares at	Percent of
			June 30,	Total Capital
Name	City	State	2009	Stock

Superior Guaranty Insurance Company[1]	Minneapolis	MN	4,499	15.3%

			Shares at	Percent of
			December 31,	Total Capital
Name	City	State	2008	Stock

Superior Guaranty Insurance Company[1]	Minneapolis	MN	4,499	16.2%

[1]	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

In the normal course of business, the Bank invested in overnight Federal funds from Wells Fargo Bank, N.A. (Wells Fargo) during the three and six months ended June 30, 2009 and 2008.
Advances — The Bank had advances with Wells Fargo of $0.2 billion at June 30, 2009 and December 31, 2008 and advances with Superior Guaranty Insurance Company (Superior), an affiliate of Wells Fargo, of $1.5 billion and $2.3 billion at June 30, 2009 and December 31, 2008. The Bank made no new advances to Wells Fargo during the three and six months ended June 30, 2009. The Bank made $57.2 billion of new advances with Wells Fargo during the three and six months ended June 30, 2008. The Bank made no new advances with Superior during the three and six months ended June 30, 2009 and 2008.
Total interest income from Wells Fargo amounted to $2.6 million and $78.1 million for the three months ended June 30, 2009 and 2008 and $5.2 million and $148.8 million for the six months ended June 30, 2009 and 2008. Total interest income from Superior amounted to $3.5 million and $7.4 million for the three months ended June 30, 2009 and 2008 and $8.2 million and $18.5 million for the six months ended June 30, 2009 and 2008. The Bank held sufficient collateral to cover the members’ advances and expected to incur no credit losses as a result of them.
Mortgage Loans — At June 30, 2009 and December 31, 2008, 61 percent and 74 percent of the Bank’s mortgage loans outstanding were purchased from Superior. The decrease in percent of mortgage loans outstanding with Superior at June 30, 2009 when compared to December 31, 2008 was due to the mortgage loans sale transaction as discussed in “Note 7 — Mortgage Loans Held for Portfolio” at page 26.
Other — The Bank has a 20 year lease with an affiliate of Wells Fargo for space in a building for the Bank’s headquarters that commenced on January 2, 2007. Future minimum rentals to the Wells Fargo affiliate are as follows (dollars in thousands):

Year	Amount

Due in one year or less	$869
Due after one year through two years	869
Due after two years through three years	869
Due after three years through four years	869
Due after four years through five years	869
Thereafter	11,733

Total	$16,078

Note 15—Activities with Other FHLBanks
The Bank may invest in other FHLBank consolidated obligations, for which the other FHLBanks are the primary obligor, for liquidity purposes. If made, these investments in other FHLBank consolidated obligations would be purchased in the secondary market from third parties and would be accounted for as available-for-sale securities. The Bank did not have any investments in other FHLBank consolidated obligations at June 30, 2009 and December 31, 2008.
The Bank purchased MPF shared funding certificates from the FHLBank of Chicago. See “Note 5 - Held to Maturity Securities” at page 19 for balances at June 30, 2009 and December 31, 2008.
The Bank recorded service fee expense as an offset to other income (loss) due to its relationship with the FHLBank of Chicago in the MPF program. The Bank recorded $0.4 million and $0.2 million in service fee expense to the FHLBank of Chicago for the three months ended June 30, 2009 and 2008 and $0.7 million and $0.4 million for the six months ended June 30, 2009 and 2008.
On June 24, 2009, in an effort to improve its interest rate risk profile, the Bank sold $2.1 billion of mortgage loans held for sale to the FHLBank of Chicago, who immediately resold these loans to Fannie Mae. All expenses incurred were paid or accrued by the Bank and amounted to $0.5 million during the three and six months ended June 30, 2009. For additional information on the mortgage loan sale, refer to “Note 7 — Mortgage Loans Held for Portfolio” at page 26.
Effective February 26, 2009 the Bank signed agreements with the FHLBank of Chicago to participate in a MPF loan product called MPF Xtra. For additional information on the MPF Xtra agreement with the FHLBank of Chicago, refer to “Note 7 — Mortgage Loans Held for Portfolio” at page 26.
The Bank may sell or purchase unsecured overnight and term Federal funds to and from other FHLBanks at market interest rates.

The Bank did not make any loans to other FHLBanks during the six months ended June 30, 2009. The following table shows loan activity to other FHLBanks during the six months ended June 30, 2008 (dollars in thousands):

			Principal
	Beginning		Payment	Ending
Other FHLBank	Balance	Advance	Received	Balance

June 30, 2008
Boston	$—	$150,000	$(150,000)	$—
Topeka	—	95,000	(95,000)	—

	$—	$245,000	$(245,000)	$—

The following table shows loan activity from other FHLBanks during the six months ended June 30, 2009 and 2008 (dollars in thousands):

	Beginning		Principal	Ending
Other FHLBank	Balance	Borrowings	Payment	Balance

June 30, 2009
San Francisco	$—	$6,104,000	$(6,104,000)	$—

June 30, 2008
Cincinnati	$—	$63,000	$(63,000)	$—

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
During the three and six months ended June 30, 2009 the Bank reported net income of $75.9 million and $70.0 million compared to net income of $47.9 million and $79.3 million for the same periods in 2008. The increase in net income during the three months ended June 30, 2009 when compared to the same period in 2008 was primarily attributable to the sale of U.S. Treasury obligations and termination of the related interest rate swaps, the sale of a portion of the Bank’s mortgage portfolio and the related debt extinguishments, and additional debt extinguishments to rebalance the Bank’s portfolio and reduce on-going debt costs. These items are further described in the paragraphs that follow. Additionally, impacting net income, the Bank recorded net unrealized and realized gains of $33.7 million and $53.8 million on Temporary Liquidity Guarantee Program (TLGP) investments included in the trading classification for the three and six months ended June 30, 2009.

As part of the Bank’s ongoing efforts to increase its leverage position and investment income, the Bank purchased investments in U.S. Treasury obligations during the three months ended June 30, 2009. These investments were made possible due to unique opportunities in the financial markets as interest rates on 30-year U.S. Treasury obligations yielded returns above equivalent maturity LIBOR swap rates, therefore allowing the Bank to earn a positive spread on the investment. Historically, U.S. Treasury obligations have interest rates that yielded returns below equivalent maturity LIBOR swap rates. As a result, the Bank purchased $800.0 million of 30-year U.S. Treasury obligations during May 2009 and entered into interest rate swaps to convert the fixed rate investments to three-month LIBOR plus a spread. At the time of purchase, the Bank intended to hold these as long-term assets. Due to continued uncertainty in the financial markets, interest rates and spreads between all fixed income products continued to be volatile, with large changes in relatively short periods of time. These large changes in spread relationships provided the Bank with an opportunity to recognize several years of expected net interest income on the investment in U.S. Treasury obligations through the sale of the investments and termination of the related interest rate swaps. Therefore, in June 2009, as the spread relationship between U.S. Treasuries and LIBOR swaps declined significantly, the Bank sold these securities and terminated the related interest rate swaps resulting in a net gain of $33.0 million during the three months ended June 30, 2009. This net gain consisted of a $90.1 million gain on the termination of the related interest rate swaps recorded in net gain (loss) on derivatives and hedging activities, a $42.8 million loss on the sale of the securities recorded in other income (loss), and $14.3 million in hedge ineffectiveness losses recorded in net gain (loss) on derivatives and hedging activities.
Management believes that the investment opportunities available in U.S. Treasury obligations are a short-term market anomaly caused by continued uncertainty in the financial markets (e.g. AAA rated U.S. Treasury obligations with interest rates yielding returns in excess of AA rated U.S. LIBOR swap rates). This investment opportunity allows the Bank to purchase U.S. Treasury obligations that it anticipates will have a long-term positive expected spread when the investment meets the Bank’s internal threshold for return. Management has determined that, as the market seeks to correct this imbalance (e.g. AAA rated U.S. Treasury obligations with interest rates yielding returns in excess of AA rated U.S. LIBOR swap rates), prudent action to recognize large short-term gains, combined with any reduction in associated risk of the “net” investment (the Bank’s risk in this investment results from any possible change between the Bank’s cost of funds and LIBOR), is warranted through the subsequent sale and termination of associated interest rate swaps. Therefore, as volatility in the market continued, and spreads for U.S. Treasury obligations again increased in comparison to U.S. LIBOR swap rates to levels in excess of the Bank’s risk/return tolerance levels for these assets, the Bank executed on the opportunity to reinvest in U.S. Treasury obligations with additional purchases of $900.0 million. The Bank held these investments as available-for-sale in its Statements of Condition at June 30, 2009. The Bank will continue to execute this strategy as opportunities present themselves in the future.

On June 24, 2009, in an effort to improve its risk position, specifically the Bank’s market value sensitivity to changes in interest rates, as evidenced in the “Market Value of Capital Stock” section at page 115, the Bank sold $2.1 billion of mortgage loans held for sale to the FHLBank of Chicago, who immediately resold these loans to Fannie Mae. As a result of the sale, the Bank recorded a net gain of approximately $1.8 million. The Bank used the proceeds from the mortgage loan sale through July 2009 to purchase investments that replaced the mortgage loans sold, extinguish debt previously used to fund the mortgage loans, and pay off maturing discount notes. As part of the Bank’s asset replacement strategy, the Bank purchased approximately $958.4 million of investments including, Tennessee Valley Authority (TVA) bonds, Federal Farm Credit Bank (FFCB) bonds, and multi-family agency MBS. The expected yield on these assets does not fully replace the yield on the mortgage loans but provides the benefit of an improved risk profile and an expected reduction in hedging costs to manage the Bank’s risk profile. Management believes these benefits outweigh the lost yield. The Bank also extinguished certain debt funding the mortgage loans that were sold amounting to a par value of approximately $112.8 million. The Bank recorded a $14.1 million loss on the extinguishment of this debt. The remaining proceeds from the mortgage loan sale were utilized to pay off maturing discount notes.
The Bank also extinguished approximately $473.7 million of higher costing par value debt during the six months ended June 30, 2009 in order to rebalance the Bank’s portfolio and reduce on-going debt costs. The Bank recorded a loss of approximately $38.3 million during the six months ended June 30, 2009 on these extinguishments. The current period loss is expected to be offset by the benefit of decreased on-going interest costs.
The Bank’s total assets decreased two percent to $67.0 billion at June 30, 2009 from $68.1 billion at December 31, 2008. The decrease in total assets was primarily attributable to decreased advances and the mortgage loan sale transaction, partially offset by an increase in investments. The Bank’s advances declined approximately $4.7 billion at June 30, 2009 when compared with December 31, 2008 primarily due to increased deposit levels and the availability of alternative funding options for members. During the first six months of 2009, the Bank purchased additional investments in order to replace mortgage loans sold as discussed above and improve investment income. Investment purchases, excluding overnight investments, totaled $16.6 billion for the six months ended June 30, 2009 compared to $11.2 billion for the same period in 2008. The Bank’s consolidated obligations decreased $1.2 billion at June 30, 2009 compared with December 31, 2008 primarily due to the extinguishment of certain outstanding debt and decreased funding needs resulting from decreased assets.

Conditions in the Financial Markets
Three and Six Months Ended June 30, 2009 and December 31, 2008
Financial Market Conditions
During the three and six months ended June 30, 2009, average market interest rates were significantly lower when compared with the same periods in 2008. The following table shows information on key average market interest rates for the three and six months ended June 30, 2009 and 2008 and key market interest rates at December 31, 2008:

	Second Quarter	Second Quarter	Year-to-date	Year-to-date
	2009	2008	June 30, 2009	June 30, 2008	December 31,
	3-Month	3-Month	6-Month	6-Month	2008
	Average	Average	Average	Average	Ending Rate

Fed effective[1]	0.18%	2.09%	0.18%	2.62%	0.14%
Three-month LIBOR[1]	0.84	2.75	1.04	3.02	1.43
2-year U.S. Treasury[1]	1.00	2.40	0.95	2.21	0.77
10-year U.S. Treasury[1]	3.30	3.86	3.00	3.76	2.21
30-year residential mortgage note [2]	5.00	6.07	5.04	5.98	5.14

[1]	Source is Bloomberg.

[2]	Average calculated using The Mortgage Bankers Association Weekly Application Survey; December 31, 2008 ending rates are from the last week in 2008.
The first quarter of 2009 primarily reflected overall depressed economic conditions. While there have been some signs of economic improvement (i.e. rising consumer confidence, increasing levels of mortgage applications, U.S. banks passing Federal stress tests, raising capital, and repaying TARP funds, increasing consumer savings rate, and increasing durable goods orders), there has also been a continued negative flow of data (i.e. increasing U.S. budget deficits, continuing high levels of unemployment, bankruptcy filings at Chrysler and GM, increasing credit card defaults, decreasing average hours worked, higher interest rates (including mortgage rates), concerns over the U.S. dollar, uncertainty over heath care reform, and the possibility of deflation).
The U.S. Government, the Federal Reserve, and a number of foreign governments and foreign central banks have continued to take actions to stabilize the credit and liquidity markets. These actions enhanced, supplemented, and expanded programs that began in 2008 and included the following: extension of the TLGP by the Federal Deposit Insurance Corporation (FDIC), purchases of agency securities by the Federal Reserve, and an unchanged Federal Open Market Committee Federal funds target rate of 0.00 percent to 0.25 percent. These actions, along with a tightening credit environment and market illiquidity, contributed to the lower interest rate environment throughout the first six months of 2009 relative to the same period in 2008.

Additionally, the Federal Reserve continues to support homeownership affordability through the purchase of agency MBS. Despite this initiative, mortgage rates increased approximately 60 basis points during the second quarter. On June 30, 2009, the average 30-year traditional mortgage was 5.42 percent, up from 4.85 percent in March.
Agency Spreads
Agency spreads to LIBOR improved on the Bank’s shorter maturities (maturities less than 1 year) during the three and six months ended June 30, 2009 when compared with the same periods in 2008, resulting in lower short-term funding costs for the Bank. In contrast, agency spreads to LIBOR worsened on the Bank’s longer maturities (1 year and greater) during the three and six months ended June 30, 2009 when compared with the same period in 2008, resulting in higher long-term funding costs for the Bank.

	Second Quarter	Second Quarter	Year-to-date	Year-to-date
	2009	2008	June 30, 2009	June 30, 2008	December 31,
	3-Month	3-Month	6-Month	6-Month	2008
	Average	Average	Average	Average	Ending Rate
FHLB spreads to LIBOR (basis points)[1]
3-month	(61.7)	(55.2)	(75.6)	(49.8)	(131.5)
2-year	3.0	(17.1)	16.4	(12.3)	19.4
5-year	29.1	(0.5)	45.3	2.2	73.1
10-year	87.8	21.1	108.0	18.0	109.1

[1]	Source is Office of Finance.
Historically, the FHLBanks’ credit quality and efficiency led to ready access to funding at competitive rates. However, since the last three months of 2008, government intervention and weakening investor confidence in general adversely impacted the Bank’s long-term cost of funds. As demonstrated in the table above, average agency spreads on the Bank’s longer dated maturities during the first six months of 2009 were wider to LIBOR compared with the same period in 2008 resulting in more expensive debt costs to the Bank on its longer-term bonds. As a result, the Bank continued to rely more heavily on the issuance of shorter-term discount notes to fund longer-term assets. Discount note rates as reflected in their spreads to LIBOR remained favorable for the Bank during the three and six months ended June 30, 2009 as investors continued to seek short-term debt.
Selected Financial Data
The following selected financial data should be read in conjunction with the financial statements and condensed notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report, and our Form 10-K. The financial position data at June 30, 2009 and results of operations data for the three and six months ended June 30, 2009 were derived from the unaudited financial statements and condensed notes thereto included in this report. The financial position data at December 31, 2008 was derived from the audited financial statements and notes not included in this report.

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods and is in conformity with accounting principles generally accepted in the United States of America (GAAP). The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be achieved for the full year.

Statements of Condition	June 30,	December 31,
(Dollars in millions)	2009	2008
Short-term investments[1]	$5,028	$3,810
Mortgage-backed securities	8,981	9,307
Other investments[2]	7,567	2,252
Advances	37,165	41,897
Mortgage loans, net	8,120	10,685
Total assets	67,032	68,129
Consolidated obligations[3]	61,566	62,784
Mandatorily redeemable capital stock	12	11
Affordable Housing Program	40	40
Payable to REFCORP	18	1
Total liabilities	63,694	65,112
Capital stock — Class B putable	2,923	2,781
Retained earnings	437	382
Capital-to-asset ratio[4]	4.98%	4.43%

Operating Results and Performance Ratios	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2009	2008	2009	2008
Interest income	$387.0	$567.9	$806.8	$1,194.7
Interest expense	323.9	494.9	734.4	1,057.0
Net interest income	63.1	73.0	72.4	137.7
Provision for credit losses on mortgage loans	0.3	—	0.3	—
Net interest income after mortgage loan credit loss provision	62.8	73.0	72.1	137.7
Other income (loss)	51.2	3.9	47.7	(7.7)
Other expense	12.8	11.6	24.5	22.0
Total assessments[5]	25.3	17.4	25.3	28.7
Net income	75.9	47.9	70.0	79.3

Return on average assets	0.42%	0.27%	0.19%	0.24%
Return on average capital stock	10.49	6.37	4.92	5.59
Return on average total capital	9.40	5.79	4.44	5.03
Net interest spread	0.24	0.26	0.07	0.23
Net interest margin	0.35	0.42	0.20	0.42
Operating expenses to average assets[6]	0.06	0.06	0.06	0.06
Annualized dividend rate	1.00	4.25	1.00	4.25
Cash dividends declared and paid	$7.0	$26.6	$14.6	$52.3

[1]	Short-term investments include: interest-bearing deposits, negotiable certificates of deposit, Federal funds sold, and commercial paper. Short-term investments have terms less than one year.

[2]	Other investments include: long-term interest-bearing deposits, TLGP debt obligations, U.S. Treasury obligations, TVA and FFCB bonds, state or local housing agency obligations, Small Business Investment Company, and municipal bonds.

[3]	The par amount of the outstanding consolidated obligations for all 12 FHLBanks was $1,055.8 billion and $1,251.5 billion at June 30, 2009 and December 31, 2008.

[4]	Capital-to-asset ratio is capital stock plus retained earnings and accumulated other comprehensive loss as a percentage of total assets at the end of the period.

[5]	Total assessments include: Affordable Housing Program (AHP) and Resolution Funding Corporation (REFCORP).

[6]	Operating expenses to average assets ratio is salaries and benefits plus operating expenses as a percentage of average total assets.

Results of Operations
Three and Six Months Ended June 30, 2009 and 2008
Net Income
The Bank reported net income of $75.9 million and $70.0 million for the three and six months ended June 30, 2009 compared with net income of $47.9 million and $79.3 million for the three and six months ended June 30, 2008. The increase in net income during the three months ended June 30, 2009 and decrease in net income during the six months ended June 30, 2009 when compared to the same periods in 2008 were primarily attributable to decreased net interest income and activity reported in other income (loss). Other income (loss) included net gains on the sale of U.S. Treasury obligations, trading securities, derivatives and hedging activities, and loans held for sale, offset by net losses on the extinguishment of debt and net losses on bonds held at fair value. These changes are described in the sections that follow.
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

The following table presents average balances and rates of major interest rate sensitive asset and liability categories for the three months ended June 30, 2009 and 2008. The table also presents the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities and the net interest margin between yield on total assets and the cost of total liabilities and capital (dollars in millions).

	For the Three Months Ended June 30, 2009			For the Three Months Ended June 30, 2008
			Interest			Interest
	Average		Income/	Average		Income/
	Balance [1]	Yield/Cost	Expense	Balance [1]	Yield/Cost	Expense
Interest-earning assets
Interest-bearing deposits	$99	0.44%	$0.1	$2	2.34%	$ *
Securities purchased under agreements to resell	857	0.15	0.4	—	—	—
Federal funds sold	7,190	0.39	6.9	4,412	2.22	24.3
Short-term investments[2]	796	0.50	1.0	765	2.24	4.3
Mortgage-backed securities[2]	9,137	2.19	49.9	7,885	3.78	74.2
Other investments[2]	6,336	1.71	26.9	81	6.02	1.2
Advances[3]	37,814	1.90	179.4	46,349	2.88	331.4
Mortgage loans[4]	10,308	4.76	122.4	10,657	5.00	132.5
Loans to other FHLBanks	—	—	—	3	2.09	*

Total interest-earning assets	72,537	2.14	387.0	70,154	3.26	567.9
Noninterest-earning assets	151	—	—	183	—	—

Total assets	$72,688	2.14%	$387.0	$70,337	3.25%	$567.9

Interest-bearing liabilities
Deposits	$1,291	0.20%	$0.7	$1,290	1.90%	$6.1
Consolidated obligations
Discount notes	26,625	0.58	38.6	29,343	2.14	156.4
Bonds	40,487	2.82	284.6	35,712	3.74	332.0
Other interest-bearing liabilities	22	0.59	*	43	4.01	0.4

Total interest-bearing liabilities	68,425	1.90	323.9	66,388	3.00	494.9
Noninterest-bearing liabilities	1,022	—	—	624	—	—

Total liabilities	69,447	1.87	323.9	67,012	2.97	494.9
Capital	3,241	—	—	3,325	—	—

Total liabilities and capital	$72,688	1.79%	$323.9	$70,337	2.83%	$494.9

Net interest income and spread		0.24%	$63.1		0.26%	$73.0

Net interest margin		0.35%			0.42%

Average interest-earning assets to interest-bearing liabilities		106.01%			105.67%

Composition of net interest income
Asset-liability spread		0.26%	$47.8		0.28%	$48.4
Earnings on capital		1.87%	15.3		2.97%	24.6

Net interest income			$63.1			$73.0

[1]	Average balances do not reflect the affect of reclassifications due to FASB Interpretation (FIN) No. 39-1, Amendment of FIN No. 39 (FIN 39-1).

[2]	The average balance of available-for-sale securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[3]	Advance interest income includes advance prepayment fee income of $1.7 million and $0.0 million for the three months ended June 30, 2009 and 2008.

[4]	Nonperforming loans and loans held for sale are included in average balances used to determine average rate.

*	Represents an amount less than $0.1 million.

The following table presents average balances and rates of major interest rate sensitive asset and liability categories for the six months ended June 30, 2009 and 2008. The table also presents the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities and the net interest margin between yield on total assets and the cost of total liabilities and capital (dollars in millions).

	For the Six Months Ended June 30, 2009			For the Six Months Ended June 30, 2008
			Interest			Interest
	Average		Income/	Average		Income/
	Balance [1]	Yield/Cost	Expense	Balance [1]	Yield/Cost	Expense
Interest-earning assets
Interest-bearing deposits[2]	$145	0.32%	$0.2	$5	2.48%	$0.1
Securities purchased under agreements to resell	1,247	0.19	1.2	—	—	—
Federal funds sold	7,012	0.38	13.2	3,530	2.65	46.4
Short-term investments[3]	813	0.50	2.0	650	2.74	8.9
Mortgage-backed securities[3]	9,346	2.24	103.9	7,358	4.12	150.7
Other investments[3]	4,923	1.76	42.9	81	6.03	2.4
Advances[4]	39,112	2.01	389.5	42,898	3.37	719.4
Mortgage loans[5]	10,529	4.86	253.9	10,708	5.01	266.8
Loans to other FHLBanks	—	—	—	1	2.09	*

Total interest-earning assets	73,127	2.22	806.8	65,231	3.68	1,194.7
Noninterest-earning assets	135	—	—	234	—	—

Total assets	$73,262	2.22%	$806.8	$65,465	3.67%	$1,194.7

Interest-bearing liabilities
Deposits	$1,275	0.23%	$1.5	$1,299	2.31%	$14.9
Consolidated obligations
Discount notes	26,202	0.83	107.7	25,305	2.52	317.6
Bonds	41,436	3.04	625.1	34,951	4.15	721.7
Other interest-bearing liabilities	59	0.35	0.1	113	4.94	2.8

Total interest-bearing liabilities	68,972	2.15	734.4	61,668	3.45	1,057.0
Noninterest-bearing liabilities	1,108	—	—	628	—	—

Total liabilities	70,080	2.11	734.4	62,296	3.41	1,057.0
Capital	3,182	—	—	3,169	—	—

Total liabilities and capital	$73,262	2.02%	$734.4	$65,465	3.25%	$1,057.0

Net interest income and spread		0.07%	$72.4		0.23%	$137.7

Net interest margin		0.20%			0.42%

Average interest-earning assets to interest-bearing liabilities		106.02%			105.78%

Composition of net interest income
Asset-liability spread		0.11%	$39.0		0.26%	$83.9
Earnings on capital		2.11%	33.4		3.41%	53.8

Net interest income			$72.4			$137.7

[1]	Average balances do not reflect the affect of reclassifications due to FASB Interpretation (FIN) No. 39-1, Amendment of FIN No. 39 (FIN 39-1).

[2]	Negotiable certificates of deposit were reclassified from interest-bearing deposits to short-term investments.

[3]	The average balance of available-for-sale securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[4]	Advance interest income includes advance prepayment fee income of $3.2 million and $0.6 million for the six months ended June 30, 2009 and 2008.

[5]	Nonperforming loans and loans held for sale are included in average balances used to determine average rate.

*	Represents an amount less than $0.1 million.

Average assets increased to $72.7 billion and $73.3 billion during the three and six months ended June 30, 2009 compared with $70.3 billion and $65.5 billion for the same periods in 2008. The increase was primarily attributable to increased average investments. See “Asset-Liability Spread” at page 75 for further discussion.
Average liabilities increased to $69.4 billion and $70.1 billion during the three and six months ended June 30, 2009 compared with $67.0 billion and $62.3 billion for the same periods in 2008. The increase was primarily attributable to increased levels of bonds and discount notes as a result of increased average assets.
Average capital decreased $0.1 billion during the three months ended June 30, 2009 compared to the same period in 2008. Average capital levels were higher during the second quarter of 2008 than the second quarter of 2009 due to higher advances balances and therefore higher levels of activity-based capital stock supporting those balances. This was partially offset by unrealized gains on available-for-sale securities recorded in accumulated other comprehensive loss and increased average retained earnings. During the six months ended June 30, 2009 and 2008 average capital was $3.2 billion.
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

	Variance For the Three Months Ended			Variance For the Six Months Ended
	June 30, 2009 vs. June 30, 2008			June 30, 2009 vs. June 30, 2008
	Total Increase		Total	Total Increase		Total
	(Decrease) Due to		Increase	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income
Interest-bearing deposits	$0.1	$—	$0.1	$0.2	$(0.1)	$0.1
Securities purchased under agreements to resell	0.4	—	0.4	1.2	—	1.2
Federal funds sold	9.9	(27.3)	(17.4)	24.8	(58.0)	(33.2)
Short-term investments	0.2	(3.5)	(3.3)	1.8	(8.7)	(6.9)
Mortgage-backed securities	10.5	(34.8)	(24.3)	33.6	(80.4)	(46.8)
Other investments	27.2	(1.5)	25.7	43.4	(2.9)	40.5
Advances	(53.6)	(98.4)	(152.0)	(59.2)	(270.7)	(329.9)
Mortgage loans	(4.1)	(6.0)	(10.1)	(4.6)	(8.3)	(12.9)

Total interest income	(9.4)	(171.5)	(180.9)	41.2	(429.1)	(387.9)

Interest expense
Deposits	—	(5.4)	(5.4)	(0.3)	(13.1)	(13.4)
Consolidated obligations
Discount notes	(13.3)	(104.5)	(117.8)	10.8	(220.7)	(209.9)
Bonds	41.0	(88.4)	(47.4)	118.0	(214.6)	(96.6)
Other interest-bearing liabilities	(0.1)	(0.3)	(0.4)	(0.9)	(1.8)	(2.7)

Total interest expense	27.6	(198.6)	(171.0)	127.6	(450.2)	(322.6)

Net interest income	$(37.0)	$27.1	$(9.9)	$(86.4)	$21.1	$(65.3)

The two components of the Bank’s net interest income are earnings from our asset-liability spread and earnings on capital. See further discussion in “Asset-Liability Spread” below and “Earnings on Capital” at page 76.

The yield on total interest-earning assets and cost of interest-bearing liabilities are impacted by our use of derivatives to adjust the interest rate sensitivity of assets and liabilities. For the net effect of the Bank’s hedging activities by product on net income see “Hedging Activities” at page 78.
Asset-Liability Spread
Asset-liability spread income decreased $0.6 million and $44.9 million during the three and six months ended June 30, 2009 compared with the same periods in 2008. The Bank’s asset-liability spread income was impacted by the following:
•	Interest income on the Bank’s advance portfolio (including advance prepayment fees, net) decreased $152.0 million or 46 percent and $329.9 million or 46 percent during the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to lower interest rates. In addition, average advance volumes decreased $8.5 billion or 18 percent and $3.8 billion or nine percent during the three and six months ended June 30, 2009 as a result of increased deposit levels and the availability of alternative funding sources for members.
•	Interest expense on the Bank’s discount notes decreased $117.8 million or 75 percent and $209.9 million or 66 percent during the three and six months ended June 30, 2009 compared with the same periods in 2008 primarily due to lower interest rates. This decrease was partially offset by increased average discount note volumes. Average discount note volumes increased during the three and six months ended June 30, 2009 as a result of the Bank continuing to rely more heavily on the issuance of shorter-term discount notes to fund longer-term assets.
•	Interest expense on the Bank’s bonds decreased $47.4 million or 14 percent and $96.6 million or 13 percent during the three and six months ended June 30, 2009 compared with the same periods in 2008 primarily due to lower interest rates, partially offset by the amortization/accretion of basis adjustments on extinguished and called debt and increased average bond volumes. During the three and six months ended June 30, 2009 the Bank extinguished $354.7 million and $586.5 million of par value bonds and called $0.2 billion and $2.0 billion of higher cost par value bonds. As a result, the Bank recorded net basis adjustment amortization of $2.6 million and $12.2 million on the bonds during the three and six months ended June 30, 2009. Although average bond volumes increased when compared to prior year, the Bank’s longer-term cost of funds remained unattractive during the first six months of 2009 as a result of unprecedented volatility in the debt markets and investors continued desire to purchase debt with short-term maturities. This caused a downward trend in the Bank’s bond balances throughout the first six months of 2009.

•	Interest income on the Bank’s MBS decreased $24.3 million or 33 percent and $46.8 million or 31 percent during the three and six months ended June 30, 2009 compared with the same periods in 2008 primarily due to lower interest rates, partially offset by increased average MBS volumes. At June 30, 2009, $6.5 billion or 72 percent of the Bank’s MBS portfolio was variable rate. As interest rates decline, so will the associated interest income on the variable rate MBS.
•	Interest income on the Bank’s other investments increased $25.7 million or 2,142 percent and $40.5 million or 1,688 percent during the three and six months ended June 30, 2009 when compared with the same periods in 2008 primarily due to the Bank purchasing additional investments during the first six months of 2009 in an effort to improve investment income. During the six months ended June 30, 2009 the Bank purchased $1.7 billion of U.S. Treasury obligations and $4.2 billion of TLGP securities.
•	Interest income on the Bank’s Federal funds sold decreased $17.4 million or 72 percent and $33.2 million or 72 percent during the three and six months ended June 30, 2009 when compared with the same periods in 2008 primarily due to lower interest rates, partially offset by increased average Federal funds sold volumes.
Earnings on Capital
We invest our capital to generate earnings, generally for the same repricing maturity as the assets being supported. Earnings on capital decreased $9.3 million and $20.4 million during the three and six months ended June 30, 2009 compared with the same periods in 2008 primarily due to the lower interest rate environment. As short-term interest rates have declined, the earnings contribution from capital decreased. The decrease in earnings on capital was partially offset by an increase in invested capital resulting from the Bank indefinitely discontinuing its practice of voluntarily repurchasing excess capital stock in late 2008.

Other Income (Loss)
The following table presents the components of other income (loss) (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service fees	$0.6	$0.6	$1.2	$1.2
Net gain on trading securities	33.7	—	53.8	—
Net loss on sale of available-for-sale securities	(42.8)	—	(42.8)	—
Net loss on bonds held at fair value	(10.5)	—	(12.2)	—
Net gain on loans held for sale	1.3	—	1.3	—
Net gain (loss) on derivatives and hedging activities	103.8	2.3	96.4	(10.4)
(Loss) gain on extinguishment of debt	(36.4)	0.3	(52.4)	0.3
Other, net	1.5	0.7	2.4	1.2

Total other income (loss)	$51.2	$3.9	$47.7	$(7.7)

Other income (loss) can be volatile from period to period depending on the type of financial activity recorded. Other income (loss) increased $47.3 million and $55.4 million during the three and six months ended June 30, 2009 when compared to the same periods in 2008. The increase was primarily attributable to net gains on derivatives and hedging activities and net gains on trading securities, partially offset by losses on the extinguishment of debt, losses on the sale of available-for-sale securities, and losses on bonds held at fair value.
Net gains on derivatives and hedging activities increased during the three and six months ended June 30, 2009 primarily due to the Bank selling $800.0 million of U.S. Treasury obligations and recording a $90.1 million gain on the termination of the related derivative contracts. This gain was partially offset by losses on the sale of the available-for-sale securities amounting to $42.8 million. In addition, the Bank recorded $14.3 million in hedge ineffectiveness losses during the three and six months ended June 30, 2009. For additional information about the Bank’s net gains (losses) on derivatives and hedging activities for the three and six months ended June 30, 2009 and 2008 see “Hedging Activities” below. Net gains on trading securities resulted in $33.7 million and $53.8 million of income during the three and six months ended June 30, 2009. The Bank recognized holding gains on trading securities of $33.5 million and $53.2 million and gains from the sale of trading securities of $0.2 million and $0.6 million during the three and six months ended June 30, 2009. These gains were primarily driven by favorable spreads as well as increased investor demand for TLGP investments included in the trading classification.

On June 24, 2009, the Bank sold $2.1 billion of mortgage loans held for sale to the FHLBank of Chicago, who immediately resold these loans to Fannie Mae. The Bank recorded a net gain on sale of $1.8 million. In addition, during the three months ended June 30, 2009 the Bank recognized $0.5 million in losses on the liquidation of certain mortgage loans held for sale. For additional information on the mortgage loan sale transaction, refer to “Mortgage Loans” at page 89.
During the three and six months ended June 30, 2009, the Bank extinguished bonds with a total par value of $354.7 million and $586.5 million as a result of mortgage prepayments during the first six months of 2009, the mortgage loan sale transaction, and the desire to reduce future interest costs. This resulted in losses of $36.4 million and $52.4 million during the three and six months ended June 30, 2009. These losses exclude net losses on basis adjustment amortization of $2.0 million and net gains on basis adjustment accretion of $5.7 million recorded in net interest income for the three and six months ended June 30, 2009. As a result, for the three and six months ended June 30, 2009, net losses on extinguishment of debt totaled $38.4 million and $46.7 million. Finally, net losses on bonds held at fair value were primarily attributable to an increase in interest rates which caused an increase in the price of the bonds during the three and six months ended June 30, 2009. These losses were partially offset by gains on interest rate swaps being used to hedge the bonds.
Hedging Activities
If a hedging activity qualifies for hedge accounting treatment, the Bank includes the periodic cash flow components of the hedging instrument related to interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. In addition, the Bank reports as a component of other income (loss) in “Net gain (loss) on derivatives and hedging activities”, the fair value changes of both the hedging instrument and the hedged item. The Bank records the amortization of certain upfront fees received on interest rate swaps and cumulative fair value adjustments from terminated hedges in interest income or expense.
If a hedging activity does not qualify for hedge accounting treatment, the Bank reports the hedging instrument’s components of interest income and expense, together with the effect of changes in fair value in other income (loss); however, there is no corresponding fair value adjustment for the hedged asset or liability.
As a result, accounting for derivatives and hedging activities affects the timing of income recognition and the effect of certain hedging transactions are spread throughout the income statement in net interest income and other income (loss).

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

	Three Months Ended June 30, 2009
Net effect of			Mortgage	Consolidated	Balance
Hedging Activities	Advances	Investments	Assets	Obligations	Sheet	Total

Net (amortization)\ accretion	$(14.7)	$—	$(0.5)	$10.1	$—	$(5.1)

Net realized and unrealized gains (losses) on derivatives and hedging activities	1.6	74.6	—	(2.2)	—	74.0
Gains — Economic Hedges	0.3	4.4	0.6	15.8	8.7	29.8

Reported in Other Income	1.9	79.0	0.6	13.6	8.7	103.8

Total	$(12.8)	$79.0	$0.1	$23.7	$8.7	$98.7

	Three Months Ended June 30, 2008
Net effect of			Mortgage	Consolidated	Balance
Hedging Activities	Advances	Investments	Assets	Obligations	Sheet	Total

Net (amortization)\ accretion	$(7.7)	$—	$(0.5)	$1.2	$—	$(7.0)

Net realized and unrealized gains on derivatives and hedging activities	—	—	—	1.3	—	1.3
(Losses) Gains — Economic Hedges	(0.3)	—	(1.5)	(1.0)	3.8	1.0

Reported in Other (Loss) Income	(0.3)	—	(1.5)	0.3	3.8	2.3

Total	$(8.0)	$—	$(2.0)	$1.5	$3.8	$(4.7)

	Six Months Ended June 30, 2009
Net effect of			Mortgage	Consolidated	Balance
Hedging Activities	Advances	Investments	Assets	Obligations	Sheet	Total

Net (amortization)\ accretion	$(31.5)	$—	$(0.9)	$14.5	$—	$(17.9)

Net realized and unrealized gains on derivatives and hedging activities	2.2	74.6	—	9.7	—	86.5
(Losses) Gains — Economic Hedges	(0.3)	—	(2.0)	3.1	9.1	9.9

Reported in Other Income (Loss)	1.9	74.6	(2.0)	12.8	9.1	96.4

Total	$(29.6)	$74.6	$(2.9)	$27.3	$9.1	$78.5

	Six Months Ended June 30, 2008
Net effect of			Mortgage	Consolidated	Balance
Hedging Activities	Advances	Investments	Assets	Obligations	Sheet	Total

Net (amortization)\ accretion	$(8.0)	$—	$(1.0)	$0.2	$—	$(8.8)

Net realized and unrealized gains (losses) on derivatives and hedging activities	0.4	—	—	(1.8)	—	(1.4)
Losses — Economic Hedges	(2.6)	—	(1.5)	(1.4)	(3.5)	(9.0)

Reported in Other Loss	(2.2)	—	(1.5)	(3.2)	(3.5)	(10.4)

Total	$(10.2)	$—	$(2.5)	$(3.0)	$(3.5)	$(19.2)

Net amortization/accretion. The effect of hedging on net amortization/accretion varies from period to period depending on the Bank’s activities, including terminating hedge relationships to manage our risk profile and the amount of upfront fees received or paid on derivative transactions. Net advance amortization increased and net consolidated obligation accretion increased for the three and six months ended June 30, 2009 compared with the same periods in 2008 primarily due to increased advance and consolidated obligation hedge relationship terminations. During the latter half of 2008, the Bank voluntarily terminated certain interest rate swaps that were being used to hedge both advances and consolidated obligations in an effort to reduce the Bank’s counterparty risk profile. The termination activity subsequently resulted in basis adjustments that are amortized level-yield over the remaining life of the advance or consolidated obligation. Therefore basis adjustment amortization/accretion increased for both advances and consolidated obligations. Additionally, upon termination of advances or consolidated obligations, the remaining unamortized basis adjustments are fully amortized. During the three and six months ended June 30, 2009 the Bank extinguished certain advances and bonds, thereby increasing the amount of amortization/accretion recognized.
Net realized and unrealized gains (losses) on derivatives and hedging activities. Hedge ineffectiveness occurs when changes in fair value of the derivative and the related hedged item do not perfectly offset each other. Hedge ineffectiveness is driven by changes in the benchmark interest rate and volatility. As the benchmark interest rate changes and the magnitude of that change intensifies, so will the impact on the Bank’s net realized and unrealized gains (losses) on derivatives and hedging activities. Additionally, volatility in the marketplace may intensify this impact. Hedge ineffectiveness gains (losses) during the three and six months ended June 30, 2009 and 2008 were primarily due to investment hedge relationships.
In June 2009 the Bank sold $800.0 million of U.S. Treasury obligations and terminated the associated interest rate swaps resulting in a $90.1 million gain on the termination of the related interest rate swaps, a $42.8 million loss on the sale of the securities, and $14.3 million in hedge ineffectiveness losses during the three months ended June 30, 2009. For additional details, refer to the “Executive Overview” section at page 65.

Gains (Losses) — Economic Hedges. During the three and six months ended June 30, 2009, economic hedges were primarily used to manage interest rate and prepayment risks in our balance sheet. Changes in gains (losses) on economic hedges are primarily driven by the Bank’s use of economic hedges due to changes in our balance sheet profile, changes in interest rates and volatility, and the loss of hedge accounting for certain hedge relationships failing retrospective hedge effectiveness testing. Economic hedges do not qualify for hedge accounting and as a result the Bank records a fair market value gain or loss on the derivative instrument without recording the corresponding loss or gain on the hedged item. In addition, the interest accruals on the hedges are recorded as a component of other income (loss) instead of a component of net interest income. Gaines (losses) on economic hedges were impacted by the following events during the three and six months ended June 30, 2009 when compared with the same periods in 2008:
•	The Bank held interest rate swaps on its balance sheet as economic hedges against adverse changes in the fair value of variable interest rate bonds indexed to the Federal funds interest rate. During the three and six months ended June 30, 2009 the Bank experienced $11.4 million and $13.3 million in gains related to these economic hedges. These gains were partially offset by losses on the variable interest rate bonds of $10.6 million and $12.2 million reported in “Net loss on bonds held at fair value” in other income (loss) in the Statements of Income. In addition, interest accruals on these hedges amounted to $1.0 million and $1.5 million during the three and six months ended June 30, 2009.
•	The Bank held interest rate caps on its balance sheet as economic hedges to protect against increases in interest rates. Due to volatility in the market, the Bank recorded $8.7 million and $9.1 million in gains on these derivatives during the three and six months ended June 30, 2009.
•	In accordance with Statement of Financial Accounting Standards (SFAS) 133, the Bank performs a retrospective hedge effectiveness test at least quarterly. If a hedge relationship fails this test, the Bank can no longer receive hedge accounting and the derivative is accounted for as an economic hedge. Due to volatility in the market, the Bank experienced $1.6 million in gains and $17.5 million in losses related to economic hedges as a result of failed retrospective hedge effectiveness testing during the three and six months ended June 30, 2009. The majority of these gains and losses were related to consolidated obligation hedging relationships. Interest accruals on these hedges amounted to $3.8 million and $8.6 million during the three and six months ended June 30, 2009.
Net Interest Income by Segment
The Bank’s segment results are analyzed on an adjusted net interest income basis. Adjusted net interest income is net interest income adjusted for basis adjustment amortization on called and extinguished debt included in interest expense, economic hedging costs included in other income (loss), and concession expense on fair value option bonds included in other expense.

The following shows the Bank’s financial performance by operating segment and a reconciliation of financial performance to net interest income for the three months ended June 30, 2009 and 2008 (dollars in millions):

	Three Months Ended June 30,
	2009	2008
Adjusted net interest income after mortgage loan credit loss provision

Member Finance	$42.4	$44.3
Mortgage Finance	24.0	31.4

Total	$66.4	$75.7

Reconciliation of the Bank’s operating segment results to net interest income

Adjusted net interest income after mortgage loan credit loss provision	$66.4	$75.7
Interest expense on basis adjustment amortization of called debt	(0.5)	(4.9)
Interest expense on basis adjustment amortization of extinguished debt	(2.1)	—
Concession expense on fair value option bonds	—	—
Net interest (income) expense on economic hedges	(1.0)	2.2

Net interest income after mortgage loan credit loss provision	$62.8	$73.0

Other income	51.2	3.9
Other expense	12.8	11.6

Income before assessments	$101.2	$65.3

The following shows the Bank’s financial performance by operating segment and a reconciliation of financial performance to net interest income for the six months ended June 30, 2009 and 2008 (dollars in millions):

	Six Months Ended June 30,
	2009	2008
Adjusted net interest income after mortgage loan credit loss provision

Member Finance	$46.8	$94.0
Mortgage Finance	42.2	51.6

Total	$89.0	$145.6

Reconciliation of the Bank’s operating segment results to net interest income

Adjusted net interest income after mortgage loan credit loss provision	$89.0	$145.6
Interest expense on basis adjustment amortization of called debt	(17.9)	(10.4)
Interest expense on basis adjustment accretion of extinguished debt	5.7	—
Concession expense on fair value option bonds	*	—
Net interest (income) expense on economic hedges	(4.7)	2.5

Net interest income after mortgage loan credit loss provision	$72.1	$137.7

Other income (loss)	47.7	(7.7)
Other expense	24.5	22.0

Income before assessments	$95.3	$108.0

*	Amount is less than $0.1 million.
The Bank’s adjusted net interest income was approximately $66.4 million and $89.0 million for the three and six months ended June 30, 2009 compared to unadjusted net interest income of $62.8 million and $72.1 million for the same periods in 2008. The difference between the adjusted net interest income and the Bank’s reported net interest income is due to the adjustments reflected above. These adjustments primarily impacted the Mortgage Finance segment as described below.

Member Finance. Member Finance adjusted net interest income decreased $1.9 million and $47.2 million during the three and six months ended June 30, 2009 when compared with the same periods in 2008. The decrease was primarily attributable to the decreased interest rate environment. The decreased net interest income was partially offset by increased average assets. The segment’s average assets increased $1.4 billion and $6.0 billion to $53.2 billion and $53.4 billion during the three and six months ended June 30, 2009 when compared to the same periods in 2008 primarily due to the purchase of non-MBS investments, including TLGP debt, Federal funds sold, U.S. Treasury obligations, and resale agreements. The Bank increased its investment purchases in an effort to improve investment income. In addition, during the three months ended June 30, 2009, the Bank used a portion of the proceeds from the mortgage loan sale to purchase TVA and FFCB bonds. The purchase of these investments resulted in the Bank transferring a portion of its assets from the Mortgage Finance segment to the Member Finance segment in order to be consistent with its segment methodology. The Bank expects increased future investment income in the Member Finance segment as a result of this asset transfer.
Mortgage Finance. Mortgage Finance adjusted net interest income decreased $7.4 million and $9.4 million during the three and six months ended June 30, 2009 when compared with the same periods in 2008. The decrease was primarily attributable to lower interest rates, partially offset by increased average assets. The segment’s average assets increased $1.0 billion and $1.8 billion to $19.5 billion and $19.9 billion during the three and six months ended June 30, 2009 when compared to the same periods in 2008 primarily due to the purchase of MBS classified as held-to-maturity. In addition, during the three months ended June 30, 2009, the Bank used a portion of the proceeds from the mortgage loan sale to purchase multi-family agency MBS classified as available-for-sale. As reflected in the Member Finance segment above, certain investments purchased to replace mortgage loans sold will be recorded in the Member Finance segment. Therefore, future Mortgage Finance income will be lower as a result of both decreased asset balances and anticipated decreased yield.
During the six months ended June 30, 2009, the Mortgage Finance segment was materially impacted by basis adjustments on called debt. The Bank called $2.0 billion of higher cost par value bonds and consequently amortized $17.2 million of basis adjustment expense related to the outstanding bonds during the six months ended June 30, 2009. A portion of these bonds was called and not replaced due to mortgage prepayments experienced during the first six months of 2009 and the sale of mortgage loans. A portion was replaced with lower cost debt and will therefore provide future cost savings that will offset the current loss recognized.
Additionally, adjusted net interest income eliminates the impact of basis adjustments on extinguished debt as it is offset by losses recorded in other income (loss). The Bank recognized net losses of approximately $38.4 million and $46.7 million on these extinguishments during the three and six months ended June 30, 2009. The Bank expects such losses to be offset in future periods by improved earnings as a result of lower debt costs.

Statements of Condition at June 30, 2009 and December 31, 2008
Financial Highlights
The Bank’s total assets decreased two percent to $67.0 billion at June 30, 2009 from $68.1 billion at December 31, 2008. Total liabilities decreased two percent to $63.7 billion at June 30, 2009 from $65.1 billion at December 31, 2008. Total capital increased eleven percent to $3.3 billion at June 30, 2009 from $3.0 billion at December 31, 2008. The overall financial condition for the periods presented has been influenced by changes in investment purchases, funding activities, the sale of mortgage loans, changes in member advances, and the indefinite discontinuation of voluntarily repurchasing excess capital stock. See further discussion of changes in the Bank’s financial condition in the appropriate sections that follow.
Advances
At June 30, 2009, advances totaled $37.2 billion, which is an eleven percent decrease from $41.9 billion at December 31, 2008. The decrease is primarily due to the availability of alternative funding options for members as well as members are carrying more deposits at their banks. This has driven the demand for the Bank’s advances down as well as allowed members the ability to prepay their advances. During the first six months of 2009 members prepaid approximately $2.6 billion of advances. A portion of the decrease was offset by the Bank utilizing unique funding opportunities during the three and six months ended June 30, 2009. These unique funding opportunities allowed members to borrow from the Bank at a discounted rate for a particular advance product. The Bank expects this downward trend in advance balances to continue throughout 2009 as a result of the availability of alternative liquidity options to our members.
Members are required to purchase and maintain activity-based capital stock to support outstanding advances. Changes in advances are accompanied by changes in capital stock, unless the member already owns excess activity-based capital stock as a result of the Bank indefinitely discontinuing its practice of voluntarily repurchasing excess capital stock in late 2008. At June 30, 2009 and December 31, 2008, advance activity-based capital stock (excluding excess activity-based capital stock) as a percentage of the advance portfolio was 4.45 percent.
The FHLBank Act requires the Bank to obtain sufficient collateral on advances to protect against losses. The Bank has never experienced a credit loss on an advance to a member or eligible housing associate. Bank management has policies and procedures in place to appropriately manage this credit risk. Accordingly, the Bank has not provided any allowance for losses on advances. See additional discussion regarding our collateral requirements in the “Advances” section within “Risk Management” on page 118.

The composition of our advances based on remaining term to scheduled maturity was as follows (dollars in millions):

	June 30, 2009			December 31, 2008
		Percent of			Percent of
	Amount	Total		Amount	Total
Simple fixed rate advances
Overdrawn demand deposit accounts	$1	*	%	$1	*	%
One month or less	1,198	3.3		2,852	7.0
Over one month through one year	5,480	15.0		5,220	12.8
Greater than one year	9,384	25.8		10,108	24.9

	16,063	44.1		18,181	44.7

Simple variable rate advances
One month or less	—	—		4	*
Over one month through one year	597	1.6		418	1.1
Greater than one year	3,509	9.7		4,560	11.2

	4,106	11.3		4,982	12.3

Callable advances
Fixed rate	276	0.7		262	0.6
Variable rate	6,716	18.4		7,527	18.5
Putable advances
Fixed rate	7,671	21.1		8,122	20.0
Community investment advances
Fixed rate	984	2.7		1,000	2.5
Variable rate	97	0.3		104	0.3
Callable — fixed rate	60	0.2		62	0.1
Putable — fixed rate	423	1.2		423	1.0

Total par value	36,396	100.0%		40,663	100.0%

Hedging fair value adjustments
Cumulative fair value gain	649			1,082
Basis adjustments from terminated and ineffective hedges	120			152

Total advances	$37,165			$41,897

*	Amount is less than 0.1 percent.
Cumulative fair value gains decreased $433 million at June 30, 2009 when compared to December 31, 2008. Substantially all of the cumulative fair value gains on advances are offset by the net estimated fair value losses on the related derivative contracts. Basis adjustments decreased $32 million at June 30, 2009 when compared to December 31, 2008 due to normal amortization of basis adjustments created during the latter half of 2008. For additional details see the “Derivatives” section at page 97.

The following tables show advance balances for our five largest member borrowers (dollars in millions):

				Percent of
			June 30, 2009	Total
Name	City	State	Advances[1]	Advances

Transamerica Life Insurance Company[2]	Cedar Rapids	IA	$5,450	15.0%
Aviva Life and Annuity Company[2]	Des Moines	IA	3,060	8.4
TCF National Bank	Sioux Falls	SD	2,450	6.7
ING USA Annuity and Life Insurance Company	Des Moines	IA	2,194	6.0
Superior Guaranty Insurance Company[3]	Minneapolis	MN	1,500	4.1

			14,654	40.2
Housing associates			461	1.3
All others			21,281	58.5

Total advances (at par value)			$36,396	100.0%

			December 31,	Percent of
			2008	Total
Name	City	State	Advances[1]	Advances

Transamerica Life Insurance Company[2]	Cedar Rapids	IA	$5,450	13.4%
Aviva Life and Annuity Company[2]	Des Moines	IA	3,131	7.7
ING USA Annuity and Life Insurance Company	Des Moines	IA	2,994	7.4
TCF National Bank	Wayzata	MN	2,475	6.1
Superior Guaranty Insurance Company[3]	Minneapolis	MN	2,250	5.5

			16,300	40.1

Housing associates			302	0.7
All others			24,061	59.2

Total advances (at par value)			$40,663	100.0%

[1]	Amounts represent par value before considering unamortized commitment fees, premiums and discounts, and hedging fair value adjustments.

[2]	Transamerica Life Insurance Company and Aviva Life and Annuity Company have not signed new collateral maintenance agreements and therefore can not initiate new advances. At June 30, 2009 the remaining weighted average life of advances held by Transamerica Life Insurance Company and Aviva Life and Annuity Company was 5.51 years and 4.80 years. See additional discussion regarding our new collateral agreements in the “Advances” section within “Risk Management” on page 118.

[3]	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Mortgage Loans
The following table shows information on mortgage loans held for portfolio (dollars in millions):

	June 30,	December 31,
	2009	2008
Single family mortgages
Fixed rate conventional loans
Contractual maturity less than or equal to 15 years	$2,048	$2,408
Contractual maturity greater than 15 years	5,675	7,845

Subtotal	7,723	10,253

Fixed rate government-insured loans
Contractual maturity less than or equal to 15 years	1	2
Contractual maturity greater than 15 years	392	421

Subtotal	393	423

Total par value	8,116	10,676

Premiums	57	86
Discounts	(57)	(81)
Basis adjustments from mortgage loan commitments	4	4

Total mortgage loans held for portfolio, net	$8,120	$10,685

Mortgage loans decreased approximately $2.5 billion at June 30, 2009 when compared to December 31, 2008. The decrease was primarily due to the Bank selling $2.1 billion of mortgage loans to the FHLBank of Chicago, who immediately resold these loans to Fannie Mae during the second quarter of 2009. The Bank recorded a net gain on sale of $1.8 million in “Net gain on loans held for sale” in the Statements of Income. This net gain on sale consisted of a $17.0 million gain on sale, partially offset by $15.2 million of credit enhancement fees paid by the Bank to settle all future credit enhancement obligations on the sold loans with the PFI.

Excluding the mortgage loan sale transaction, mortgage loans decreased approximately $0.4 billion at June 30, 2009 when compared to December 31, 2008. The decrease in mortgage loans was driven by an increase in principal repayments, partially offset by an increase in originations. Total principal repayments amounted to $1.5 billion during the six months ended June 30, 2009 as compared to $0.7 billion for the same period in 2008. Total originations amounted to $1.1 billion for the six months ended June 30, 2009 compared to $0.6 billion for the same period in 2008. The increase in principal repayments and originations was a result of the decreased interest rate environment. The annualized weighted average pay-down rate for mortgage loans for the six months ended June 30, 2009 was approximately 27 percent compared with 13 percent at June 30, 2008.
Mortgage loans acquired from members are concentrated primarily with Superior Guaranty Insurance Corporation (Superior), an affiliate of Wells Fargo Bank, N.A. At June 30, 2009 and December 31, 2008 we held mortgage loans acquired from Superior amounting to $5.0 billion and $7.9 billion, respectively. At June 30, 2009 and December 31, 2008 these loans represented 61 percent and 74 percent of total mortgage loans outstanding at par value. The decrease in mortgage loans held from Superior at June 30, 2009 when compared to December 31, 2008 was due to the mortgage loan sale transaction. The Bank did not purchase any mortgage loans from Superior during the three and six months ended June 30, 2009 and 2008.
Effective February 26, 2009 the MPF program was expanded to include a new off-balance sheet product called MPF Xtra (MPF Xtra is a trademark of the FHLBank of Chicago). Under this product, the Bank assigns 100 percent of its interests in PFI master commitments to the FHLBank of Chicago. The FHLBank of Chicago then purchases mortgage loans from the Bank’s PFIs under the master commitments and sells those loans to Fannie Mae. Currently, only PFIs that retain servicing of their MPF loans are eligible for the MPF Xtra product. At June 30, 2009 the FHLBank of Chicago had funded $14.4 million of MPF Xtra mortgage loans under the master commitments. The Bank recorded approximately $23,000 in MPF Xtra fee income from the FHLBank of Chicago during the three and six months ended June 30, 2009.
For additional discussion regarding the MPF credit risk sharing arrangements, see “Mortgage Assets” on page 119.

Investments
The following table shows the book value of investments (dollars in millions):

	June 30, 2009		December 31, 2008
		Percent of		Percent of
	Amount	Total	Amount	Total
Short-term investments
Interest-bearing deposits	$19	* %	$—	—%
Negotiable certificates of deposit	100	0.5	—	—
Federal funds sold	4,614	21.4	3,425	22.3
Commercial paper	295	1.4	385	2.5

	5,028	23.3	3,810	24.8

Long-term investments
Mortgage-backed securities
Government-sponsored enterprise	8,858	41.0	9,169	59.7
U.S. government agency- guaranteed	47	0.2	52	0.3
MPF shared funding	39	0.2	47	0.3
Other	37	0.2	39	0.3

	8,981	41.6	9,307	60.6

Non-mortgage-backed securities
Interest-bearing deposits	1	*	—	—
U.S. Treasury obligations	888	4.1	—	—
Government-sponsored enterprise obligations	611	2.9	—	—
State or local housing agency obligations	122	0.6	93	0.6
TLGP	5,938	27.5	2,152	14.0
Other	7	*	7	*

	7,567	35.1	2,252	14.6

Total investments	$21,576	100.0%	$15,369	100.0%

Investments as a percent of total assets		32.2%		22.6%

*	Amount is less than 0.1 percent.

Investment balances increased $6.2 billion or 40 percent at June 30, 2009 compared with December 31, 2008. The increase was primarily due to an increase in investments in TLGP debt, Federal funds sold, U.S. Treasury obligations, GSE obligations, and negotiable certificates of deposit. The Bank purchased these additional investments during the first six months of 2009 in an effort to replace mortgage assets and improve investment income.
The Bank evaluates its individual available-for-sale and held-to-maturity securities for OTTI on at least a quarterly basis. As part of this process, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an OTTI in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that do not meet either of these conditions, the Bank performs analysis to determine if any of these securities are at risk for OTTI. To determine which individual securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, the Bank uses indicators, or “screens” which consider various characteristics of each security including the following: the credit rating and related outlook or status; the duration and level of the unrealized loss; and certain other collateral-related characteristics such as the ratio of credit enhancement to expected collateral losses and the ratio of seriously delinquent loans to credit enhancement. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

As a result of this security-level review, the Bank identifies individual securities which should be subjected to a detailed cash flow analysis to determine the cash flows that are likely to be collected. The Bank also identifies and evaluates all private-label MBS securities held in common with other FHLBanks. At-risk securities and securities held in common are evaluated by estimating projected cash flows that the Bank is likely to collect based on a careful assessment of available information about each individual security, the structure of the security and certain assumptions. In performing the cash flow analysis for each of these securities, the Bank used two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from zero percent to 20 percent over the next 9 to 15 months (resulting in peak-to-trough home price declines of up to 51 percent). Thereafter, home prices are projected to increase one percent in the first year, three percent in the second year, and four percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of the security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is not other-than-temporary.
At June 30, 2009 the Bank held four private-label MBS in common with other FHLBanks, therefore a detailed cash flow analysis was performed on each of the four commonly held private-label MBS. The cashflow analysis did not project any principal shortfalls and therefore, no OTTI was required to be taken. Even under an adverse scenario that delays recovery of the housing price index, no OTTI would have been recorded. The remainder of the Bank’s available-for-sale and held-to-maturity securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on its available-for-sale and held-to-maturity securities in an unrealized loss position. The Bank does not intend to sell these securities, and it is not more likely than not that the Bank will be required to sell these securities, before its anticipated recovery of the remaining amortized cost basis. As a result of the Bank’s analysis on the available-for-sale and held-to-maturity securities portfolio, no OTTI was required to be taken.

Approximately 90 percent of the unrealized losses in our investment portfolio are related to agency securities guaranteed by a GSE. The remaining ten percent of unrealized losses are related to state or local housing agency obligations and private-label MBS. Our private-label MBS were all rated AAA or higher by an NRSRO at June 30, 2009 and December 31, 2008 with the exception of one private-label MBS that was downgraded to an A rating on May 29, 2009. On July 9, 2009 one of the Bank’s private-label MBS previously rated AAA was downgraded to an AA rating. All of these private-label MBS are backed by prime loans. For further discussion of our credit risks associated with private-label MBS see “Mortgage Assets” on page 119.
Consolidated Obligations
Consolidated obligations, which include discount notes and bonds, are the primary source of funds to support our investments, advances, and mortgage loans. We make significant use of derivatives to restructure interest rates on consolidated obligations to better match our funding needs and reduce funding costs. This generally means converting fixed rates to variable rates. At June 30, 2009 the book value of the consolidated obligations issued on the Bank’s behalf totaled $61.6 billion compared with $62.8 billion at December 31, 2008.
Discount Notes—The following table shows our discount notes, all of which are due within one year (dollars in millions):

	June 30,	December 31,
	2009	2008

Par value	$19,984	$20,153
Discounts	(17)	(92)

Total discount notes	$19,967	$20,061

The decrease in discount notes was primarily due to the Bank not replacing maturing discount notes during the three and six months ended June 30, 2009 as funding needs have decreased due to decreased assets.

Bonds—The following table shows our bonds based on remaining term to maturity (dollars in millions):

	June 30,	December 31,
Year of Maturity	2009	2008

Due in one year or less	$19,182	15,963
Due after one year through two years	6,422	6,159
Due after two years through three years	3,844	4,670
Due after three years through four years	1,791	2,231
Due after four years through five years	1,095	2,417
Thereafter	6,830	8,409
Index amortizing notes	2,161	2,420

Total par value	41,325	42,269

Premiums	40	51
Discounts	(35)	(41)
Hedging fair value adjustments
Cumulative fair value loss	224	348
Basis adjustments from terminated and ineffective hedges	29	95
Fair value option loss	16	—

Total bonds	$41,599	$42,722

The decrease in bonds was primarily due to the Bank extinguishing $354.7 million and $586.5 million of par value bonds during the three and six months ended June 30, 2009. Cumulative fair value losses decreased $124 million at June 30, 2009 when compared to December 31, 2008. Generally, all of the cumulative fair value losses on bonds are offset by the net estimated fair value gains on the related derivative contracts. Basis adjustments decreased $66 million at June 30, 2009 when compared to December 31, 2008, as a result of the Bank unwinding certain interest rate swaps. For additional details see the “Derivatives” section at page 97.
In addition, the Bank elected the SFAS 159 fair value option on approximately $4.3 billion of its bonds. The bonds are variable interest rate bonds indexed to the Federal funds interest rate. As the Federal funds interest rate is not a benchmark rate, the associated hedge does not qualify for SFAS 133 treatment; therefore the Bank elected to record bonds indexed to the Federal funds rate at fair value in accordance with SFAS 159. The Bank entered into a derivative to swap the Federal funds rate to LIBOR. The Bank recorded $16.4 million and $19.3 million in fair value adjustments to the bonds held at fair value for the three and six months ended June 30, 2009.

Deposits
The following table shows our deposits by product type (dollars in millions):

	June 30, 2009		December 31, 2008
		Percent of		Percent of
	Amount	Total	Amount	Total
Interest-bearing
Overnight	$464	36.0%	$694	46.4%
Demand	221	17.1	230	15.3
Term	533	41.3	465	31.1

Total interest-bearing	1,218	94.4	1,389	92.8

Noninterest-bearing	72	5.6	107	7.2

Total deposits	$1,290	100.0%	$1,496	100.0%

The level of deposits will vary based on member alternatives for short-term investments.
Capital
At June 30, 2009 and December 31, 2008, total capital (including capital stock, retained earnings, and accumulated other comprehensive loss) was $3.3 billion and $3.0 billion, respectively. The increase was primarily due to an increase in excess capital stock as a result of the Bank discontinuing its practice of voluntarily repurchasing excess capital stock for an indefinite period which began in the fourth quarter of 2008. In addition, unrealized losses on available-for-sale securities recorded in accumulated other comprehensive loss decreased as a result of current market conditions and retained earnings increased.

Derivatives
The notional amount of derivatives reflects the volume of our hedges, but it does not measure the credit exposure of the Bank because there is no principal at risk. The following table categorizes the notional amount of our derivatives (dollars in millions):

	June 30,	December 31,
	2009	2008
Notional amount of derivatives
Interest rate swaps
Noncallable	$28,070	$17,773
Callable by counterparty	8,327	9,261
Callable by the Bank	67	77

	36,464	27,111

Interest rate caps	2,340	2,340
Forward settlement agreements	43	289
Mortgage delivery commitments	46	288

Total notional amount	$38,893	$30,028

The notional amount of our derivative contracts increased approximately $8.9 billion at June 30, 2009 when compared to December 31, 2008 primarily due to derivatives utilized to hedge consolidated obligations funding investments as well as to convert fixed rate debt to floating rate debt for portfolio rebalancing needs.

The following table categorizes the notional amount and the estimated fair value of derivative instruments, excluding accrued interest, by product and type of accounting treatment (dollars in millions). The category titled fair value represents hedges that qualify for fair value hedge accounting. The category titled economic represents hedges that do not qualify for hedge accounting.

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Advances
Fair value	$12,134	$(674)	$11,501	$(1,109)
Economic	500	(3)	527	(5)
Investments
Fair value	964	(18)	—	—
Economic	757	2	—	—
Mortgage assets
Forward settlement agreements
Economic	43	*	289	(2)
Mortgage delivery commitments
Economic	46	*	288	2
Consolidated obligations
Bonds
Fair value	15,521	221	11,969	330
Economic	5,645	15	3,030	2
Discount notes
Economic	943	1	84	1
Balance Sheet
Economic	2,340	11	2,340	2

Total notional and fair value	$38,893	$(445)	$30,028	$(779)

Total derivatives, excluding accrued interest		(445)		(779)
Accrued interest		62		79
Net cash collateral		52		268

Net derivative balance		$(331)		$(432)

Net derivative assets		4		3
Net derivative liabilities		(335)		(435)

Net derivative balance		$(331)		$(432)

*	Represents an amount less than one million.
Estimated fair values of derivative instruments will fluctuate based upon changes in the interest rate environment, volatility in the marketplace, as well as the volume of derivative activities. Changes in the estimated fair values are recorded as gains and losses in the Bank’s Statements of Income. For fair value hedge relationships, substantially all of the net estimated fair value gains and losses on our derivative contracts are offset by net hedging fair value adjustment losses and gains or other book value adjustments on the related hedged items. Economic derivatives do not have an offsetting fair value adjustment as they are not associated with a hedged item.

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
During the second of half of 2008, the credit markets deteriorated and the FHLBanks were issuing fewer consolidated obligation bonds. However, beginning in 2009, the effect of government initiatives, in combination with other positive developments, resulted in improved investor demand for FHLBank debt and thus improved interest spreads for the Bank. On March 18, 2009, the Federal Reserve Board announced that it would purchase up to an additional $100 billion in agency debt issued by the FHLBanks, increasing its total purchase authority up to $200 billion since the inception of the program. Government initiatives have helped revive the GSE term debt market, especially for large, fixed-rate, non-callable issues. Because of the changes that have occurred in the credit markets, the FHLBanks have experienced changes in the types of debt structures that are currently available in the market place. While the impact of the Federal Reserve Board purchases and government initiatives have helped, the Bank’s longer-term cost of funds continued to be negatively impacted and as a result the Bank relied more heavily on the issuance of discount notes for funding.
Proceeds from the issuance of bonds during the six months ended June 30, 2009 and 2008 were $13.6 billion. Proceeds from the issuance of discount notes during the six months ended June 30, 2009 were $443.1 billion compared to $717.9 billion for the same period in 2008. The decrease in discount note issuances was primarily the result of decreased advances during the six months ended June 30, 2009 compared to the same period in 2008.
Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. The par amounts of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $994.5 billion and $1,189.1 billion at June 30, 2009 and December 31, 2008.

Consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. These are the highest ratings available for such debt from an NRSRO. These ratings measure the likelihood of timely payment of principal and interest on the consolidated obligations. Our ability to raise funds in the capital markets as well as our cost of borrowing can be affected by these credit ratings.
Other sources of liquidity include cash, interbank loan activity, payments collected on advances and mortgage loans, proceeds from the issuance of capital stock, member deposits, securities sold under agreements to repurchase, and current period earnings. During the second quarter of 2009, proceeds from the sale of mortgage loans served as an additional source of liquidity for the Bank.
In the event of significant market disruptions or local disasters, the Bank President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve. To provide further access to funding, the FHLBank Act authorizes the U.S. Treasury to purchase directly from the FHLBanks consolidated obligations up to an aggregate principal amount of $4.0 billion. As a result of the Housing Act in 2008, this authorization was supplemented with a temporary authorization for the U.S. Treasury to directly purchase from the FHLBanks consolidated obligations in any amount deemed appropriate under certain conditions. This temporary authorization expires December 31, 2009. At July 31, 2009, no purchases had been made by the U.S. Treasury under this authorization.
In 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the 12 FHLBanks. At June 30, 2009 the Bank had provided the U.S. Treasury with a listing of eligible advance collateral, which provided for maximum borrowings of $5.8 billion. At July 31, 2009 the Bank has not drawn on this available source of liquidity.
Uses of Liquidity
During the three and six months ended June 30, 2009, the Bank used proceeds from the issuance of consolidated obligations primarily to fund the purchase of additional investments to improve investment income. Investment purchases for the six months ended June 30, 2009, excluding overnight investments, totaled $16.6 billion compared to $11.2 billion for the same period in 2008. In an effort to provide additional liquidity sources to its members, the Bank began purchasing non-negotiable certificates of deposit and TLGP promissory notes from its eligible members during the six months ended June 30, 2009. Both of these programs allow eligible members to increase their liquidity without pledging additional collateral or impacting their advance capacity at the Bank.

Additionally, during the three months ended June 30, 2009 the Bank received proceeds of $2.1 billion on the sale of mortgage loans. The Bank used these proceeds to either purchase investments to replace the mortgage loans sold, extinguish debt previously used to fund the mortgage loans, or pay off maturing discount notes. The investment purchases made by the Bank included TVA and FFCB bonds and multi-family agency MBS.
The Bank also used the proceeds from the issuance of consolidated obligations to fund advances and extinguish debt. The Bank funded approximately $25.0 billion in advances during the six months ended June 30, 2009 compared to $170.4 billion for the same period in 2008. Debt extinguishments totaled $586.5 million for the six months ended June 30, 2009 compared to $500.0 million for the same period in 2008.
Other uses of liquidity include purchase of mortgage loans, repayment of consolidated obligations, member deposits and interbank loan activity, redemption or repurchase of capital stock, and payment of dividends.
Liquidity Requirements
Statutory Requirements— The FHLBank Act mandates three liquidity requirements. First, contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. The following table shows our sources of contingent liquidity to support operations for five calendar days compared to our liquidity needs (dollars in billions):

	June 30,	December 31,
	2009	2008

Unencumbered marketable assets maturing within one year	$5.7	$4.8
Advances maturing in seven days or less	0.3	1.3
Unencumbered assets available for repurchase agreement borrowings	14.9	10.5

Total liquidity	$20.9	$16.6

Liquidity needs for five calendar days	$3.5	$3.8

Total liquidity as a percent of five day requirement	597%	437%

Second, we are required to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this requirement (dollars in billions):

	June 30,	December 31,
	2009	2008

Advances with maturities not exceeding five years	$25.1	$28.1
Deposits in banks or trust companies	0.1	—
Obligations of the U.S. Treasury	0.9	—

Total	$26.1	$28.1

Deposits[1]	$1.3	$1.5

[1]	Amount does not reflect the effect of reclassifications due to FIN 39-1.
Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in the total consolidated obligations outstanding. The following table shows our compliance with this requirement (dollars in billions):

	June 30,	December 31,
	2009	2008

Total qualifying assets	$67.0	$68.1
Less: pledged assets	0.1	0.3

Total qualifying assets free of lien or pledge	$66.9	$67.8

Consolidated obligations outstanding	$61.6	$62.8

The Bank was in compliance with all three of its liquidity requirements at June 30, 2009.

In addition to the liquidity measures discussed above, the Finance Agency has provided the Bank with guidance to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we can not access the capital markets for the issuance of debt for a period of between 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we can not access the capital markets for the issuance of debt for a period of between three to seven days with initial guidance set at five days and that during that period we will automatically renew maturing and called advances for all members except very large, highly rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for the Bank to provide advances to its members. Finance Agency guidance allows for trading investments to be included in the liquidity calculation. At June 30, 2009 the Bank held $5.4 billion in trading TLGP investments.
The following table shows the Bank’s days of liquidity under both liquidity scenarios previously described (amounts in days):

	June 30,	Guidance
	2009	Requirement

Roll-off scenario	31	15
Renew scenario	24	5
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
The following table shows our contingent liquidity requirement (dollars in billions):

	June 30,	December 31,
	2009	2008

Required contingent liquidity	$(1.7)	$(3.9)
Available assets	14.8	11.1

Excess contingent liquidity	$13.1	$7.2

The Bank was in compliance with its contingent liquidity policy at June 30, 2009.

Capital
Capital Requirements
The FHLBank Act requires that the Bank maintain at all times permanent capital greater than or equal to the sum of its credit, market, and operations risk capital requirements, all calculated in accordance with the Finance Agency’s regulations. Only permanent capital, defined as Class B stock and retained earnings, can satisfy this risk based capital requirement. The FHLBank Act requires the Bank to maintain a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital (which excludes other comprehensive income) divided by total assets. The FHLBank Act also imposes a five percent minimum leverage ratio based on total capital, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times divided by total assets.
For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock, including mandatorily redeemable capital stock, plus retained earnings. If the Bank’s capital falls below the above requirements, the Finance Agency has authority to take actions necessary to return the Bank to safe and sound business operations. Effective August 4, 2009, the Finance Agency published a final rule on capital classifications and critical capital levels for the FHLBanks. Under this final rule, at June 30, 2009 the Bank believes it meets the “adequately capitalized” classification, which is the highest rating. For details on this final rule, refer to the “Legislative and Regulatory Developments” section at page 109.
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements (dollars in millions):

	June 30, 2009		December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$1,050	$3,373	$1,968	$3,174
Total capital-to-asset ratio	4.00%	5.03%	4.00%	4.66%
Total regulatory capital	$2,681	$3,373	$2,725	$3,174
Leverage ratio	5.00%	7.55%	5.00%	6.99%
Leverage capital	$3,352	$5,059	$3,406	$4,761
The Bank’s regulatory capital-to-asset ratio increased from 4.66 percent at December 31, 2008 to 5.03 percent at June 30, 2009 as a result of an increase in excess capital stock. See the “Capital Stock” section below for further details on the Bank’s excess capital stock. The Bank’s regulatory capital-to-asset ratio at June 30, 2009 and December 31, 2008 would have been 4.36 percent and 4.58 percent if all excess capital stock had been repurchased.

Capital Stock
We had 29.2 million shares of capital stock outstanding at June 30, 2009 compared with 27.8 million shares outstanding at December 31, 2008. We issued 1.4 million shares to members during the six months ended June 30, 2009. At June 30, 2009 and December 31, 2008 approximately 82 percent and 83 percent of our capital stock outstanding was activity-based capital stock. At June 30, 2009 and December 31, 2008 approximately 88 percent and 92 percent of our total capital was capital stock.
The Bank’s capital stock balances categorized by type of financial services company, including mandatorily redeemable capital stock owned by former members, are noted in the following table (dollars in millions):

	June 30,	December 31,
Institutional Entity	2009	2008

Commercial Banks	$1,395	$1,314
Insurance Companies	1,237	1,203
Savings and Loan Associations	186	170
Credit Unions	106	94
Former Members	11	11

Total capital stock	$2,935	$2,792

The increase in capital stock was primarily attributable to an increase in excess capital stock as a result of the Bank indefinitely discontinuing its practice of voluntarily repurchasing excess capital stock in late 2008. Excess capital stock represents stock owned by members in excess of their minimum investment requirements. At June 30, 2009 and December 31, 2008 the Bank had excess capital stock (including excess mandatorily redeemable capital stock) of $451.7 million and $61.1 million. Members are able to continue using excess activity-based capital stock to satisfy their activity-based capital stock requirements. The Bank’s Board of Directors approved certain exceptions to this discontinued practice such as when a member is taken over by the FDIC and members in financial distress. Additionally, during the second quarter of 2009, the Bank’s excess activity-based capital stock increased $93.7 million due to the mortgage loan sale discussed in the “Executive Overview” section at page 65.
Mandatorily Redeemable Capital Stock
Although mandatorily redeemable capital stock is not included in capital for financial reporting purposes, the Finance Agency requires that such outstanding stock be considered capital for determining compliance with regulatory requirements.

At June 30, 2009, we had $11.8 million in capital stock subject to mandatory redemption from 12 members and former members. At December 31, 2008, we had $10.9 million in capital stock subject to mandatory redemption from 10 former members. This amount has been classified as “mandatorily redeemable capital stock” in the Statements of Condition in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.
The following table shows the amount of capital stock subject to mandatory redemption by the time period in which we anticipate redeeming the capital stock based on our practices (dollars in millions):

	June 30,	December 31,
Year of Redemption	2009	2008

Due in one year or less	$5	$3
Due after one year through two years	5	6
Due after two years through three years	1	1
Due after three years through four years	*	1
Due after four years through five years	1	*
Thereafter	*	*

Total	$12	$11

*	Amount is less than one million.
A majority of the capital stock subject to mandatory redemption at June 30, 2009 and December 31, 2008 was due to voluntary termination of membership as a result of a merger or consolidation into a nonmember or into a member of another FHLBank. The redemption of this capital stock will not be impacted by the Bank’s indefinite discontinuance of voluntarily repurchasing excess capital stock assuming the Bank is in compliance with its capital requirements after the redemption.
Additionally, during the second quarter of 2009, one member bank was closed by the Office of Thrift Supervision, which appointed the FDIC as receiver. As a result, the Bank reclassified $0.8 million of the failed member’s stock to mandatorily redeemable capital stock at June 30, 2009. Subsequent to the end of the quarter, the FDIC sold the advances of the failed member to another member bank. As such, the Board of Directors approved the repurchase of mandatorily redeemable stock in the amount of $0.8 million from the FDIC and the acquiring member purchased an additional $0.6 million of activity-based capital stock for the advances purchased from the FDIC.
Dividends
The Bank’s dividend philosophy is to pay out a consistent dividend close to average three-month LIBOR for the covered period. The factors used to support the Board of Directors dividend decision include the adequacy of the Bank’s capital and retained earnings position in accordance with the Bank’s retained earnings policy and current and projected future earnings.

The Bank paid cash dividends of $14.6 million during the six months ended June 30, 2009 compared to $52.3 million during the same period of 2008. The annualized dividend rate paid was 1.00 percent and 4.25 percent during the six months ended June 30, 2009 and 2008. The dividend rate is driven by the Bank’s current and projected financial performance and capital position, including the targeted level of retained earnings and the current interest rate environment.
Critical Accounting Policies and Estimates
Other-Than-Temporary Impairment for Investment Securities
The Bank closely monitors the performance of its investment securities classified as available-for-sale or held-to-maturity on at least a quarterly basis (or more frequently if a loss-triggering event occurs, such as a material downgrade by the rating agencies) to evaluate its exposure to the risk of loss on these investments in order to determine whether a loss is other-than-temporary, consistent with SFAS 115 (as amended by FASB Staff Position (FSP) FAS 115-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments).
If the fair value of a debt security is less than its amortized cost basis at the measurement date, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether it (a) has the intent to sell the debt security, or (b) more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized. For securities that do not meet either of these conditions, the Bank performs analysis to determine if any of these securities are at risk for OTTI. To determine which individual securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, the Bank uses indicators, or “screens” which consider various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the duration and level of the unrealized loss; and certain other collateral-related characteristics such as the ratio of credit enhancement to expected collateral losses and the ratio of seriously delinquent loans to credit enhancement. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

As a result of this security-level review, the Bank identifies individual securities which should be subjected to a detailed cash flow analysis to determine the cash flows that are likely to be collected. The Bank also identifies and evaluates all private-label MBS securities held in common with other FHLBanks. At-risk securities and securities held in common are evaluated by estimating projected cash flows that the Bank is likely to collect based on a careful assessment of available information about each individual security, the structure of the security and certain assumptions. In performing the cash flow analysis for each of these securities, the Bank used two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and CBSAs, which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from zero percent to 20 percent over the next 9 to 15 months (resulting in peak-to-trough home price declines of up to 51 percent). Thereafter, home prices are projected to increase one percent in the first year, three percent in the second year, and four percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of the security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is not other-than-temporary.
In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the OTTI recognized in the Statements of Income. In those instances, the OTTI is separated into (a) the amount of the total OTTI related to the credit loss, and (b) the amount of the total OTTI related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in accumulated other comprehensive loss. Subsequent non-OTTI related increases and decreases in the fair value of available-for-sale securities will be included in accumulated other comprehensive loss. The OTTI recognized in accumulated other comprehensive loss for debt securities classified as held-to-maturity will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional OTTI recognized). As a result of this analysis, the Bank did not record any other-than-temporary impairment on its investment securities.

For additional discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in the Bank’s Form 10-K.
Legislative and Regulatory Developments
Final Rule Regarding Capital Classifications and Critical Capital Levels for the FHLBanks
On August 4, 2009, the Finance Agency published a final rule, published initially as an interim final rule on January 30, 2009, to implement certain provisions of the Housing Act that require the Finance Agency Director to establish criteria based on the amount and type of capital held by an FHLBank for each of the following capital classifications: adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. This final rule, effective August 4, 2009, defines critical capital levels for the FHLBanks, establishes the criteria for each of the capital classifications identified in the Housing Act and implements the Finance Agency’s prompt corrective action authority over the FHLBanks.
The Bank received notification from the Finance Agency that it met the “adequately capitalized” classification, which is the highest rating, under the final rule.
Board of Directors of FHLBank System Office of Finance
On August 4, 2009, the Finance Agency published a notice of proposed rulemaking, with comments due by October 5, 2009, related to the reconstitution and strengthening of the Office of Finance Board of Directors. To achieve this goal, the proposed regulation would increase the size of the Office of Finance Board of Directors, create a fully independent audit committee, provide for the creation of other committees and set a method for electing independent directors, along with setting qualification for these directors. The Office of Finance is governed by a board of directors, the composition and functions of which are determined by the Finance Agency’s regulations. Under existing Finance Agency regulation, the Office of Finance Board of Directors is made up of two FHLBank Presidents and one independent director (currently vacant). The Finance Agency has proposed that all twelve FHLBank Presidents be members of the Office of Finance Board of Directors, along with three to five independent directors. The independent directors would comprise the audit committee of the Office of Finance Board of Directors with oversight responsibility for the combined financial reports. Under the proposed rule, the audit committee of the Office of Finance would be responsible for ensuring that the FHLBanks adopt consistent accounting policies and procedures so that the combined financial reports will continue to be accurate and meaningful.

Executive compensation
On June 5, 2009, the Finance Agency published a proposed rule with a request for comment to set forth requirements and processes with respect to compensation provided to executive officers by Fannie Mae, Freddie Mac, FHLBanks (regulated entities) and the Office of Finance. The Executive Compensation rule addresses the authority of the Finance Agency Director to approve, disapprove, modify, prohibit or withhold compensation of executive officers of the regulated entities. The proposed regulation also addresses the Director’s authority to prior approve agreements or contracts of executive officers that provide compensation in connection with termination of employment. Additionally, the proposed regulation is issued to ensure that the regulated entities and the Office of Finance comply with processes used by the Finance Agency in its oversight of executive compensation. The processes require the submission of relevant information by the regulated entities and the Office of Finance on a timely basis, in a format deemed appropriate by the Finance Agency. The proposed rule prohibits a regulated entity or the Office of Finance to pay compensation to an executive officer that is not reasonable and comparable with compensation paid by such similar businesses involving similar duties and responsibilities. Failure by a regulated entity or the Office of Finance to comply with the requirements of this part may result in supervisory action by the Finance Agency, including an enforcement action to require an individual to make restitution to or reimbursement of excessive compensation or inappropriately paid termination benefits. Comments were due by August 4, 2009.
Helping Families Save Their Home Act of 2009
On May 20, 2009, the Helping Families Save Their Home Act of 2009 was enacted to encourage loan modifications in order to prevent mortgage foreclosures and to buttress the federal deposit insurance system. One provision in the Act provides a safe harbor from liability for mortgage servicers who modify the terms of a mortgage consistent with certain qualified loan modification plans. Another provision extends the temporary increase in federal deposit insurance coverage to $250,000 for banks, thrifts, and credit unions through 2013. At this time it is uncertain what effect the provisions regarding loan modifications will have on the value of the Bank’s mortgage asset portfolio. The extension of federal deposit insurance coverage could potentially decrease demand for the Bank’s advances.
Finance Agency Issues Guidance on Other-Than-Temporary Impairment
On April 28, 2009 and May 7, 2009, the Finance Agency provided the FHLBanks with guidance on the process for determining OTTI with respect to private-label MBS and the adoption of FSP FAS 115-2 and FAS 124-2 in the first quarter of 2009. The goal of the guidance is to promote consistency in the determination of OTTI for private-label MBS among all FHLBanks. Recognizing that many of the FHLBanks desired to early adopt FSP FAS 115-2 and FAS 124-2, the guidance also required that all FHLBanks early adopt FSP FAS 115-2 and FAS 124-2 in order to achieve consistency among the 12 FHLBanks and to follow certain guidelines for determining OTTI. We adopted FSP FAS 115-2 and FAS 124-2, applied in accordance with the Finance Agency guidance as further described below, effective January 1, 2009.

Beginning with the second quarter of 2009, the FHLBanks formed an OTTI Governance Committee (OTTI Committee) with the responsibility for reviewing and approving the key modeling assumptions, inputs, and methodologies used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The OTTI Committee charter was approved on June 11, 2009 and provides a formal process by which the other FHLBanks can provide input on and approve the assumptions.
An FHLBank may engage one of four designated FHLBanks to perform the cash flow analysis underlying its OTTI determination. Each FHLBank is responsible for making its own determination of OTTI and the reasonableness of assumptions, inputs, and methodologies used. Additionally, each FHLBank performs the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold common private-label MBS are required to consult with one another to ensure that any decision on a commonly held private-label MBS that is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks.
In order to promote consistency in the application of the assumptions and implementation of the OTTI methodology, the FHLBanks have established control procedures whereby the FHLBanks performing cash flow analysis select a sample group of private-label MBS and each perform cash flow analyses on all such test MBS, using the assumptions approved by the OTTI Committee. These FHLBanks exchange and discuss the results and make any adjustments necessary to achieve consistency among their respective cash flow models.
U.S. Treasury Department’s Financial Stability Plan
On February 10, 2009 the U.S. Treasury Department announced a Financial Stability Plan to address the global capital markets crisis and U.S. economic recession that continues into 2009. This Financial Stability Plan has evolved to include a number of initiatives, including the encouragement of lower mortgage rates, foreclosure relief programs, a bank capital injection program, major lending programs with the Federal Reserve directed at the securitization markets for consumer and small business lending, and a purchase program for certain illiquid assets. It is uncertain at this time how this plan will evolve and how successful it will be in stabilizing the mortgage market and the financial condition of the Bank’s members. The initiative to lower mortgage rates, if successful, may cause faster prepayment of the mortgages being held by the Bank.
In June 2009, the U.S. Treasury Department announced a broad ranging plan for financial regulatory reform that would change how financial firms, markets, and products are regulated. In addition, under the plan, the U.S. Treasury Department and the Housing and Urban Development Department are charged with developing recommendations regarding the future of the housing GSEs, including the FHLBanks. At this time, it is uncertain what parts, if any, of the reform plan will be implemented and what recommendations will be made with regard to the future of the GSEs.

FDIC Modifies & Extends Temporary Liquidity Guarantee Program for Bank Debt Liabilities
The FDIC has taken a number of actions extending the TLGP. The TLGP comprises two components: the Debt Guarantee Program (DGP), which provides FDIC guarantees of certain senior unsecured bank debt, and the Transaction Account Guarantee (TAG) program, which provides FDIC guarantees for all funds held at participating banks in qualifying non-interest bearing transaction accounts. On February 27, 2009 the FDIC issued an interim rule to modify the DGP to include certain issuances of mandatory convertible debt. On March 17, 2009 the FDIC voted to extend the debt guarantee portion of the DGP from June 30, 2009 through October 31, 2009. On June 23, 2009 the FDIC adopted a notice for proposed rulemaking that requests comments on extending the TAG from December 31, 2009 to June 30, 2010. The TAG and DGP provide alternative sources of funds for many of the Bank’s members that could compete with the Bank’s advance business.
FDIC Changes Risk-Based Assessments and imposes special Assessment
On February 27, 2009 the FDIC approved a final regulation that would increase the deposit insurance assessment for those FDIC-insured institutions that have outstanding FHLBank advances and other secured liabilities to the extent that the institution’s ratio of secured liabilities to domestic deposits exceeds 25 percent. On May 29, 2009, the FDIC published a final rule to impose a five basis point special assessment on an insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, subject to certain caps. Past FDIC assessments have been based on the amount of deposits held by an institution. The FDIC’s risk-based assessment and special assessment on assets may provide incentive for some of the Bank’s members to hold more deposits vis-à-vis other liabilities, such as advances, than they would if non-deposit liabilities were not a factor in determining an institution’s deposit insurance assessments.
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
The Bank’s Enterprise Risk Management Policy (ERMP) provides the Bank with the ability to conduct a robust risk management practice allowing for flexibility to make rational decisions in stressed interest rate environments.

The Bank’s Board of Directors determined that the Bank should operate under a risk management philosophy of maintaining an AAA rating. An AAA rating provides the Bank with ready access to funds in the capital markets. In line with this objective, the ERMP establishes risk measures, with policy limits or management action triggers (MATs), consistent with the maintenance of an AAA rating, to monitor the Bank’s market risk, liquidity risk, and capital adequacy. MATs require the Bank to more closely monitor and measure the risks inherent in the Bank’s Statements of Condition but provide more flexibility to react prudently when those trigger levels occur. The following is a list of the risk measures in place at June 30, 2009 and whether they are monitored by a policy limit and/or MAT:

Market Risk:	Mortgage Portfolio Market Value Sensitivity (policy limit and MAT) Market Value of Capital Stock Sensitivity (policy limit and MAT) GAAP Earnings Per Share Sensitivity (MAT)
Liquidity Risk:	Contingent Liquidity (policy limit and MAT)
Capital Adequacy:	Economic Capital Ratio (MAT) Economic Value of Capital Stock (MAT)
Management identified Economic Value of Capital Stock (EVCS) and Market Value of Capital Stock (MVCS) as the Bank’s key risk measures.
Market Risk/Capital Adequacy
We define market risk as the risk that net interest income or MVCS will change as a result of changes in market conditions such as interest rates, spreads, and volatilities. Interest rate risk was the predominant type of market risk exposure during the six months ended June 30, 2009 and throughout 2008. Our ERMP is designed to provide an asset and liability management framework to respond to changes in market conditions while minimizing balance sheet stress and income volatility. Bank management and the Board of Directors routinely review both the policy thresholds and the actual exposures to verify the interest rate risk in our balance sheet remains at prudent and reasonable levels.
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

During the second quarter of 2009, management concluded that the Bank’s prepayment model, which was calibrated to historical observations, was projecting faster mortgage prepayments than currently warranted. Reasons for this conclusion included:
•	Current historically wide level of spread between the primary (the rate a homeowner receives on their mortgage) vs. secondary (rates at which mortgage securities are traded in the market place) mortgage rates. Our model uses a long-term moving average of that spread to project prepayments.
•	Increased credit underwriting standards reducing the number of creditworthy homeowners.
•	Declining home values.
•	Decline in the number of mortgage originators available to process applications.
As a result, on June 29, 2009 the Bank adjusted its prepayment model to more closely match the recent prepayment experiences of its MPF portfolio. The Bank adjusted the following factors in its prepayment model at June 29, 2009:
•	Reduced the sensitivity of the underlying borrowers to refinance as a result of borrower unemployment and borrowers having less equity in their homes.
•	Reduced the refinancing threshold of borrowers due to tighter credit underwriting standards and the potential that some borrowers must pay a premium to refinance their home.
•	Increased the housing turnover rate to reflect the fact that homeowner defaults may be higher due to the economic environment although refinancing incentives are currently reduced.
Management will continue to review its prepayment model to ensure that it closely matches the prepayment experiences of its MPF portfolio. The Bank’s key market risk measures are quantified in the following discussion.
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
The Bank’s ERMP sets the MAT for EVCS at $100 per share. Under this policy, if EVCS drops below $100 per share, the ERMP requires that the Bank increase its required retained earnings minimum target to account for the shortfall. If actual retained earnings falls below the retained earnings minimum, the Bank, as determined by the Board of Directors, will establish an action plan, which may include a dividend cap at less than the current earned dividend, to enable the Bank to return to its targeted levels of retained earnings within a practicable period of time.

Effective May 14, 2009, the Bank’s Board of Directors amended the ERMP to reflect the Board’s adoption of an action plan that enables the Bank to address any retained earnings shortfall within twelve months. At June 30, 2009 the Bank’s actual retained earnings was above the retained earnings minimum, and therefore no action plan was necessary.
The following table shows EVCS in dollars per share based on outstanding shares including shares classified as mandatorily redeemable, at each quarter-end during 2009 and 2008.

Economic Value of Capital Stock (Dollars Per Share)
2009
June	$102.1
March	$86.3
2008
December	$80.0
September	$96.1
June	$105.1
March	$105.3
Since December 31, 2008, the Bank’s EVCS has recovered significantly, reaching $102.1 per share at June 30, 2009. This increase was primarily attributable to an increase in the level of interest rates, a decrease in longer-term funding costs relative to LIBOR, adjustments to the Bank’s prepayment model, and a decrease in interest rate volatility. Increased interest rates improve the Bank’s EVCS as the Bank has funded shorter-term assets with longer-term debt for liquidity purposes. Therefore, with this funding mismatch, as interest rates increase, the value of the shorter-term assets stays relatively constant, while the value of the longer-term debt decreases. Decreased longer-term funding costs have a positive impact on the value of EVCS through their impact on the value of mortgage-related assets and their associated funding. The Bank’s adjustment to its prepayment model increased EVCS by $5.2 per share at June 30, 2009. Decreased interest rate volatility has a positive impact on all of our value measurements (including EVCS) through its impact on the value of mortgage-related assets. Lower interest rate volatility increases the certainty of the timing of future cash flows. If rates go down, homeowners increase prepayments by refinancing their existing mortgages. If rates go up, prepayments slow down, thereby leaving investors with lower yielding assets compared to market.
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
The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares including shares classified as mandatorily redeemable, assuming instantaneous shifts in interest rates at each quarter-end during 2009 and 2008:

	Market Value of Capital Stock (Dollars per Share)
	Down 200	Down 100	Base Case	Up 100	Up 200
2009
June	$72.1	$86.9	$91.2	$90.4	$87.4
March	$42.7	$59.2	$76.3	$86.9	$85.7
2008
December	$20.6	$41.0	$58.4	$66.2	$64.3
September	$84.3	$89.3	$91.8	$89.6	$87.0
June	$81.7	$93.5	$97.0	$94.0	$89.1
March	$77.8	$85.7	$90.0	$87.6	$84.1

	Percent Change from Base Case
	Down 200	Down 100	Base Case	Up 100	Up 200
2009
June	(20.9)%	(4.7)%	0.0%	(0.9)%	(4.2)%
March	(44.0)%	(22.3)%	0.0%	14.0%	12.3%
2008
December	(64.8)%	(29.7)%	0.0%	13.5%	10.1%
September	(8.2)%	(2.7)%	0.0%	(2.5)%	(5.3)%
June	(15.7)%	(3.6)%	0.0%	(3.1)%	(8.1)%
March	(13.5)%	(4.7)%	0.0%	(2.7)%	(6.6)%

The increase in base case MVCS at June 30, 2009 compared with December 31, 2008 was primarily attributable to a decrease in the OAS on our mortgage assets, an increase in interest rates, and a decrease in volatility.
At June 30, 2009, the Bank’s MVCS risk profile improved when compared to December 31, 2008 due to a combination of the mortgage loan sale transaction and associated debt extinguishments, the replacement of assets, and adjustments to the Bank’s prepayment model. During the second quarter of 2009, the Bank sold $2.1 billion of its mortgage loan portfolio in an effort to improve the Bank’s market value sensitivity to changes in interest rates. The Bank is exposed to interest rate risk on its mortgage assets due to the embedded prepayment option available to homeowners creating a potential cash flow mismatch between its mortgage investments and the liabilities funding them. Therefore, selling a portion of the Bank’s mortgage loans reduced this cash flow mismatch and improved the Bank’s market value risk profile. Additionally, as a result of the mortgage loan sale transaction, the Bank used a portion of the proceeds to purchase investments to replace the mortgage loans. The investments purchased do not expose the Bank to the same prepayment risk associated with mortgage assets and therefore, also improved the Bank’s market value risk profile.
During the first six months of 2009 and a majority of 2008, the Bank’s projected MVCS in the down 200 basis point rate shift scenario fell below the ten percent policy threshold loss. However, management received a temporary suspension of all policy limits pertaining to the down 200 basis point rate shift scenario from the Board of Directors in early 2008. This suspension applies in low rate environments where an instantaneous shock of 200 basis points would result in an interest rate less than or equal to zero, and thus hedging against this event is not reasonable or economical.
Liquidity Risk
See “Liquidity” beginning on page 99 for additional detail of our liquidity management.
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
At June 30, 2009 and December 31, 2008, borrowers pledged $91 billion and $87 billion of collateral (net of applicable discounts) to support $40 billion and $44 billion of advances and other activities with the Bank. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate liquidity availability and to borrow in the future.
At June 30, 2009 and December 31, 2008, six and seven borrowers had outstanding advances greater than $1.0 billion. These advance holdings represented approximately 43 percent and 45 percent of the total par value of advances outstanding at June 30, 2009 and December 31, 2008. For further discussion on our largest borrowers of advances, see “Advances” on page 86.

The following table shows our composition of collateral pledged to the Bank (dollars in billions):

	June 30, 2009			December 31, 2008
		Advance			Advance
Collateral Type	Dollars	Equivalent	Discount	Dollars	Equivalent	Discount

Residential loans
1-4 family	$61.8	$40.3	34.8%	$51.5	$36.0	30.1%
Multi-family	2.5	1.2	52.0	1.9	1.1	42.1
Other real estate	44.2	23.2	47.5	42.2	23.8	43.6
Securities/insured loans
Cash, agency and RMBS	21.3	19.2	9.9	23.8	19.0	20.2
CMBS	6.5	4.6	29.2	7.3	4.6	37.0
Government insured loans	1.1	1.0	9.1	1.1	0.9	18.2
Secured small business loans and agribusiness loans	5.3	1.8	66.0	5.2	1.8	65.4

Total collateral	$142.7	$91.3	36.0%	$133.0	$87.2	34.4%

Effective April 6, 2009, management updated discounts on advance collateral. The Bank made these changes to ensure that it can continue to extend credit to members safely and soundly and to protect the integrity of its capital stock. These changes apply to all members and housing associates. Certain insurance company members were required to sign new collateral agreements with the Bank. At July 31, 2009 five of those insurance company members had not signed a new collateral agreement. Two of the five insurance companies were included in our top five advance borrower listing at June 30, 2009. The Bank will not extend new advances or rollover any existing advances to those insurance companies until they sign a new collateral agreement. To ensure that it is fully collateralized on its existing business with those insurance companies, the Bank establishes market values against which the discounts are applied and may limit the return of delivered collateral on maturing advances.
Mortgage Assets
Mortgage asset credit risk is the risk that we will not receive timely payments of principal and interest due from mortgage borrowers because of borrower defaults. Credit risk on mortgage assets is affected by numerous characteristics, including loan type, down payment amount, borrower’s credit history, and other factors such as unemployment and home price depreciation. We are exposed to mortgage asset credit risk through our participation in the MPF program and certain investment activities.
We offer a variety of MPF products to meet the differing needs of our members. The Bank allows participating members to select the products they want to use. These products include Original MPF, MPF 100, MPF 125, MPF Plus, Original MPF Government, and MPF Xtra.

For additional discussion of our mortgage assets and MPF products, see “Mortgage Assets” in the Bank’s Form 10-K.
The following table presents our MPF portfolio by product type at par value (dollars in billions):

	June 30, 2009		December 31, 2008
Product Type	Dollars	Percent	Dollars	Percent

Original MPF	$0.4	5.0%	$0.3	2.8%
MPF 100	0.1	1.2	0.2	1.9
MPF 125	2.3	28.4	2.0	18.7
MPF Plus	4.9	60.5	7.8	72.9

Total conventional loans	7.7	95.1	10.3	96.3

Government-insured loans	0.4	4.9	0.4	3.7

Total mortgage loans	8.1	100.0	10.7	100.0

MPF shared funding recorded in investments	*	*	*	*

Total MPF related assets	$8.1	100.0%	$10.7	100.0%

*	Amount is less than $0.1 billion or 0.1 percent.
The MPF shared funding certificates included in the preceding table are mortgage-backed certificates created from conventional conforming mortgages using a senior/subordinated tranche structure. The Bank’s investment is recorded in held-to-maturity securities. The following table shows our shared funding certificates and credit ratings (dollars in millions):

	June 30,	December 31,
Credit Rating	2009	2008

AAA	$37	$45
AA	2	2

Total MPF shared funding certificates	$39	$47

We also manage the credit risk on our mortgage loan portfolio by monitoring portfolio performance and the creditworthiness of our participating members. All loans purchased by the Bank must comply with underwriting guidelines which follow standards generally required in the secondary mortgage market.

We monitor the delinquency levels of our mortgage loan portfolio on a monthly basis. A summary of our delinquencies at June 30, 2009 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total

30 days	$94	$16	$110
60 days	26	7	33
90 days	11	4	15
Greater than 90 days	8	2	10
Foreclosures and bankruptcies	79	4	83

Total delinquencies	$218	$33	$251

Total mortgage loans outstanding	$7,723	$393	$8,116

Delinquencies as a percent of total mortgage loans	2.8%	8.4%	3.1%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	1.3%	2.5%	1.3%

A summary of our delinquencies at December 31, 2008 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total

30 days	$101	$23	$124
60 days	27	7	34
90 days	11	3	14
Greater than 90 days	12	3	15
Foreclosures and bankruptcies	47	5	52

Total delinquencies	$198	$41	$239

Total mortgage loans outstanding	$10,253	$423	$10,676

Delinquencies as a percent of total mortgage loans	1.9%	9.7%	2.2%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.7%	2.6%	0.8%

For additional information related to delinquent mortgage loans, see “Mortgage Assets” in the Bank’s Form 10-K.

The Bank’s management of credit risk in the MPF program involves several layers of contractual loss protection that are defined in agreements among the Bank and its participating members. For information on these layers of contractual loss protection, see “Mortgage Assets” in the Bank’s Form 10-K. The Bank utilizes an allowance for any estimated losses beyond such contractual protections.
In accordance with the Bank’s allowance for credit losses methodology, the allowance estimate is based on historical loss experience, current delinquency levels, economic data, the ability to recapture losses through member credit enhancements, and other relevant factors using a pooled loan approach. On a regular basis, we monitor delinquency levels, loss rates, and portfolio characteristics such as geographic concentration, loan-to-value ratios, property types, and loan age. Other relevant factors evaluated in our methodology include changes in national/local economic conditions, changes in the nature of the portfolio, changes in the portfolio performance, and the existence and effect of geographic concentrations. The Bank monitors and reports portfolio performance regarding delinquency, nonperforming loans, and net charge-offs monthly. Adjustments to the allowance for credit losses are considered at least quarterly based upon charge-offs, the amount of nonperforming loans, as well as other relevant factors discussed above.
During the second quarter of 2009, the Bank increased its allowance for credit losses through a provision of $0.2 million as a result of increased unemployment, higher levels of nonperforming loans and increased loss severity on its mortgage loan portfolio. Although the Bank increased its allowance, the size of the increase was impacted by an enhancement in the Bank’s methodology for estimating its allowance for credit losses on mortgage loans. The Bank enhanced its methodology to consider accrued credit enhancement fees. The Bank accrues twelve months of credit enhancement fees earned by PFIs under certain MPF products and as these accrued credit enhancement fees are available to cover future potential losses, the Bank believes it is appropriate to consider this accrual in its estimate of the allowance for credit losses on mortgage loans. Accrued credit enhancement fees totaled approximately $4.5 million at June 30, 2009 and are recorded as a component of “Other liabilities” in the Bank’s Statements of Condition.
The allowance for credit losses was $0.7 million and $0.5 million at June 30, 2009 and December 31, 2008. The Bank recorded charge-offs of $44,000 and $0 during the three months ended June 30, 2009 and 2008 and $53,000 and $68,000 during the six months ended June 30, 2009 and 2008. The Bank did not have any recoveries during the three and six months ended June 30, 2009 and 2008. At June 30, 2009 and December 31, 2008, the Bank had $71.9 million and $48.4 million of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $0.8 million and $0.5 million at June 30, 2009 and December 31, 2008. At June 30, 2009 and December 31, 2008, the Bank’s other assets included $8.0 million and $7.6 million of real estate owned.

Effective August 1, 2009 the Bank will be introducing a temporary loan payment modification plan for certain borrowers who are in default or facing imminent default. Borrowers with conventional loans secured by their primary residence that originated before January 1, 2009 are eligible for the plan. The plan will be available until December 31, 2011 unless further extended by the MPF program.
As part of the mortgage portfolio, we also invest in MBS. Finance Agency regulations allow us to invest in securities guaranteed by the U.S. Government, GSEs, and other MBS that are rated Aaa by Moody’s, AAA by S&P, or AAA by Fitch on the purchase date. We are exposed to credit risk to the extent that these investments fail to perform adequately. We do ongoing analysis to evaluate the investments and creditworthiness of the issuers, trustees, and servicers for potential credit issues. See “Investments” at page 91 for additional discussion of the Bank’s ongoing analysis of MBS.
At June 30, 2009, we owned $9.0 billion of MBS, of which $8.9 billion or 99 percent was guaranteed by a GSE and $0.1 billion or one percent was private-label MBS. At December 31, 2008, we owned $9.3 billion of MBS, of which $9.2 billion or 99 percent was guaranteed by a GSE and $0.1 billion or one percent was private-label MBS. At June 30, 2009, 52 percent of our private-label MBS were MPF shared funding certificates and 48 percent were other private-label MBS. Our MPF shared funding certificates were all fixed rate securities rated AA or higher by an NRSRO at June 30, 2009 and December 31, 2008. Our other private-label MBS were all variable rate securities rated AAA by an NRSRO at June 30, 2009 and December 31, 2008 with the exception of one private-label MBS that was downgraded to an A rating on May 29, 2009. On July 9, 2009 one of the Bank’s private-label MBS previously rated AAA was downgraded to an AA rating. As of August 7, 2009 there have been no subsequent rating agency actions on our MPF shared funding certificates or other private-label MBS. All of these MPF shared funding certificates and other private-label MBS are backed by prime loans.
The following table summarizes the characteristics of our other private-label MBS by year of securitization at June 30, 2009 (dollars in millions):

	Unpaid	Gross
	Principal	Unrealized		Investment
	Balance	Losses	Fair Value	Grade %	Watchlist %
2003 and earlier	$37	$7	$30	100%	0%

The following table summarizes the fair value of our other private-label MBS as a percentage of unpaid principal balance:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2008	2008	2008
2003 and earlier	80%	77%	74%	87%	94%

The following table shows portfolio characteristics of the underlying collateral of our other private-label MBS at June 30, 2009:

Portfolio Characteristics

Weighted average FICO® score at origination[1]	725
Weighted average loan-to-value at origination	65%
Weighted average market price	80.43
Weighted average original credit enhancement	4%
Weighted average credit enhancement	9%
Weighted average delinquency rate[2]	4%

[1]	FICO® is a widely used credit industry model developed by Fair, Isaac, and Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850.

[2]	Represents the percentage of underlying loans that are 60 days or more past due.
The following table shows the state concentrations of our other private-label MBS at June 30, 2009. State concentrations are calculated based on unpaid principal balances.

State Concentrations

Florida	13.9%
California	12.6
Georgia	11.9
New York	9.6
New Jersey	4.9
All other[1]	47.1

Total	100.0%

[1]	There are no individual states with a concentration greater than 4.3 percent.
We perform ongoing analysis to evaluate the investments and creditworthiness of the issuers, trustees, and servicers for potential credit issues. Due to the high level of credit protection associated with these investments, the Bank does not expect any future material credit losses on its MBS.
The Bank also invests in state housing finance agency bonds. At June 30, 2009 and December 31, 2008, we had $121.8 million and $93.3 million of state agency bonds rated AA or higher.
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
The largest unsecured exposure to any single counterparty excluding GSE was $1.6 billion and $0.8 billion of TLGP debt obligations at June 30, 2009 and December 31, 2008. The following tables show our unsecured credit exposure to investment counterparties (including accrued interest receivable) (dollars in millions):

	June 30, 2009
		Commercial	Overnight	Term	Other
Credit Rating[1]	Deposits[2]	Paper	Federal Funds	Federal Funds	Obligations[3]	Total

AAA	$20	$—	$—	$—	$5,945	$5,965
AA	—	—	1,009	1,917	—	2,926
A	100	295	920	770	—	2,085

Total	$120	$295	$1,929	$2,687	$5,945	$10,976

	December 31, 2008
		Commercial	Overnight	Term	Other
Credit Rating[1]	Deposits[2]	Paper	Federal Funds	Federal Funds	Obligations[3]	Total

AAA	$—	$385	$—	$315	$2,151	$2,851
AA	—	—	930	1,251	—	2,181
A	—	—	780	150	—	930

Total	$—	$385	$1,710	$1,716	$2,151	$5,962

[1]	Credit rating is the lowest of S&P, Moody’s, and Fitch ratings stated in terms of the S&P equivalent.

[2]	Deposits include interest and non-interest bearing deposits as well as certificates of deposit. Certificates of deposit held from members are guaranteed by the FDIC.

[3]	Other obligations represent obligations in TLGP investments that are backed by the full faith and credit of the U.S. Government. Because of the U.S. Government guarantee of TLGP investments, the Bank categorizes these investments as AAA.

We had cash and short-term investments with a book value of $5.1 billion at June 30, 2009 compared to $3.9 billion at December 31, 2008. We manage the level of cash and short-term investments according to changes in other asset classes and levels of capital. Additionally, we adjust cash and short-term investments to maintain our target leverage ratio, maintain sufficient liquidity, and manage excess funds.
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

The following tables show our derivative counterparty credit exposure, excluding mortgage delivery commitments and after applying netting agreements and collateral (dollars in millions):

	June 30, 2009
			Total	Value	Exposure
Credit	Active	Notional	Exposure at	of Collateral	Net of
Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	1	$299	$—	$—	$—
AA	7	13,885	*	—	*
A	15	24,663	4	52	—

Total	23	$38,847	$4	$52	$ *

	December 31, 2008
			Total	Value	Exposure
Credit	Active	Notional	Exposure at	of Collateral	Net of
Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	1	$309	$—	$—	$—
AA	10	17,338	*	—	*
A	12	12,093	—	—	—

Total	23	$29,740	$ *	$—	$ *

[1]	Credit rating is the lower of the S&P, Moody’s, and Fitch ratings stated in terms of the S&P equivalent.

[2]	Notional amounts serve as a factor in determining periodic interest amounts to be received and paid and generally do not represent actual amounts to be exchanged or directly reflect our exposure to counterparty credit risk.

[3]	For each counterparty, this amount includes derivatives with a net positive market value including the related accrued interest receivable/payable (net).

[4]	Amount equals total exposure at fair value less value of collateral pledged as determined at the counterparty level.

*	Amount is less than one million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Market Risk/Capital Adequacy” beginning on page 113 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
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

Internal Control Over Financial Reporting
For the second quarter of 2009, there has been a significant change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We participate in an FHLBank OTTI Committee which reviews and approves key modeling assumptions, inputs, and methodologies used in making our determination of OTTI for our private-label MBS and have implemented a testing process with the other FHLBanks to establish consistency within the OTTI cash flow models utilized. These modeling assumptions, inputs, and methodologies are material to the determination of OTTI and, in turn, material to our internal control over financial reporting. Accordingly, management reviewed the assumptions approved by the OTTI Committee and determined they were reasonable and had utilized the assumptions in connection with our risk model to produce the cash flow analysis used in analyzing credit losses and determining OTTI. There were no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently aware of any material pending legal proceedings other than ordinary routine litigation incidental to the business, to which the Bank is a party or of which any of its property is the subject.
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

Date: August 12, 2009

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