Form 10-Q
period 2009-09-30
Federal Home Loan Bank of Des Moines
filed 2009-11-12
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Shares outstanding
as of October 31, 2009
Class B Stock, par value $100	29,849,187

PART I–FINANCIAL INFORMATION
Item 1. Financial Statements
FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(In thousands, except shares)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$26,897	$44,368
Interest-bearing deposits	20,685	152
Federal funds sold	4,485,000	3,425,000
Investments
Trading securities (Note 3)	5,363,215	2,151,485
Available-for-sale securities include $0 pledged as collateral at September 30, 2009 and December 31, 2008 that may be repledged (Note 4)	5,521,251	3,839,980
Held-to-maturity securities include $0 pledged as collateral at September 30, 2009 and December 31, 2008 that may be repledged (estimated fair value of $5,812,549 and $5,917,288 at September 30, 2009 and December 31, 2008) (Note 5)	5,743,500	5,952,008
Advances (Note 6)	36,303,074	41,897,479
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $775 at September 30, 2009 and $500 at December 31, 2008 (Note 7)	7,838,035	10,684,910
Accrued interest receivable	84,305	92,620
Premises and equipment, net	9,082	8,550
Derivative assets (Note 8)	5,266	2,840
Other assets	25,669	29,915

Total assets	$65,425,979	$68,129,307

LIABILITIES AND CAPITAL
LIABILITIES
Deposits
Interest-bearing	$1,171,415	$1,389,642
Noninterest-bearing demand	45,510	106,828

Total deposits	1,216,925	1,496,470

Consolidated obligations, net (Note 9)
Discount notes	12,874,240	20,061,271
Bonds (includes $4,308,501 at fair value under the fair value option at September 30, 2009)	46,918,100	42,722,473

Total consolidated obligations, net	59,792,340	62,783,744

Mandatorily redeemable capital stock	17,504	10,907
Accrued interest payable	289,468	320,271
Affordable Housing Program (AHP)	40,421	39,715
Payable to REFCORP	9,026	557
Derivative liabilities (Note 8)	379,501	435,015
Other liabilities	294,630	25,261

Total liabilities	62,039,815	65,111,940

Commitments and contingencies (Note 13)

CAPITAL (Note 10)
Capital stock – Class B putable ($100 par value) authorized, issued, and outstanding 29,518,733 and 27,809,271 shares at September 30, 2009 and December 31, 2008	2,951,873	2,780,927
Retained earnings	458,386	381,973
Accumulated other comprehensive loss
Net unrealized loss on available-for-sale securities	(22,971)	(144,271)
Employee retirement plans	(1,124)	(1,262)

Total capital	3,386,164	3,017,367

Total liabilities and capital	$65,425,979	$68,129,307

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Advances	$148,880	$371,974	$535,131	$1,090,671
Advance prepayment fees, net	3,471	68	6,719	717
Interest-bearing deposits	108	4	339	63
Securities purchased under agreements to resell	466	—	1,625	—
Federal funds sold	2,449	18,294	15,645	64,726
Investments
Trading securities	14,667	—	49,936	—
Available-for-sale securities	17,960	31,695	40,119	101,839
Held-to-maturity securities	42,541	57,379	133,868	149,243
Mortgage loans	95,057	132,980	348,972	399,789
Loans to other FHLBanks	—	78	—	92

Total interest income	325,599	612,472	1,132,354	1,807,140

INTEREST EXPENSE
Consolidated obligations
Discount notes	18,829	173,247	126,539	490,812
Bonds	247,929	353,631	873,024	1,075,355
Deposits	582	5,662	2,050	20,559
Borrowings from other FHLBanks	—	—	21	7
Securities sold under agreements to repurchase	—	1	—	1,961
Mandatorily redeemable capital stock	117	265	199	1,081

Total interest expense	267,457	532,806	1,001,833	1,589,775

NET INTEREST INCOME	58,142	79,666	130,521	217,365
Provision for credit losses on mortgage loans	91	—	341	—

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	58,051	79,666	130,180	217,365

OTHER INCOME (LOSS)
Service fees	416	573	1,647	1,734
Net realized and unrealized (loss) gain on trading securities	(1,697)	—	52,056	—
Net gain (loss) on sale of available-for-sale securities	31,059	—	(11,710)	—
Net loss on bonds held at fair value	(3,165)	—	(15,392)	—
Net gain on loans held for sale	—	—	1,342	—
Net gain (loss) on derivatives and hedging activities	1,881	(2,143)	98,297	(12,516)
(Loss) gain on extinguishment of debt	(28,567)	—	(80,925)	239
Other, net	1,551	(4,994)	3,896	(3,743)

Total other income (loss)	1,478	(6,564)	49,211	(14,286)

OTHER EXPENSE
Salaries and benefits	6,874	6,432	21,053	19,409
Operating	3,410	3,437	11,512	10,615
Federal Housing Finance Agency	551	421	1,694	1,261
Office of Finance	468	444	1,576	1,464

Total other expense	11,303	10,734	35,835	32,749

INCOME BEFORE ASSESSMENTS	48,226	62,368	143,556	170,330

AHP	3,948	5,099	11,739	13,939
REFCORP	8,856	11,450	26,364	31,263

Total assessments	12,804	16,549	38,103	45,202

NET INCOME	$35,422	$45,819	$105,453	$125,128

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE DECEMBER 31, 2008	27,809	$2,780,927	$381,973	$(145,533)	$3,017,367

Proceeds from issuance of capital stock	1,898	189,804	—	—	189,804

Repurchase/redemption of capital stock	(23)	(2,285)	—	—	(2,285)

Net shares reclassified to mandatorily redeemable capital stock	(165)	(16,573)	—	—	(16,573)

Comprehensive income:

Net income	—	—	105,453	—	105,453

Other comprehensive income:

Net unrealized gain on available-for-sale securities	—	—	—	185,824	185,824

Reclassification adjustment for gains included in net income relating to sale of available-for-sale securities	—	—	—	(64,524)	(64,524)

Employee retirement plans	—	—	—	138	138

Total comprehensive income					226,891

Cash dividends on capital stock (1.34% annualized)	—	—	(29,040)	—	(29,040)

BALANCE SEPTEMBER 30, 2009	29,519	$2,951,873	$458,386	$(24,095)	$3,386,164

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE DECEMBER 31, 2007	27,173	$2,717,247	$361,347	$(26,371)	$3,052,223

Proceeds from issuance of capital stock	49,030	4,903,067	—	—	4,903,067

Repurchase/redemption of capital stock	(38,102)	(3,810,236)	—	—	(3,810,236)

Net shares reclassified to mandatorily redeemable capital stock	(29)	(2,861)	—	—	(2,861)

Comprehensive income (loss):

Net income	—	—	125,128	—	125,128

Other comprehensive (loss) income:

Net unrealized loss on available-for-sale securities	—	—	—	(80,436)	(80,436)

Employee retirement plans	—	—	—	127	127

Total comprehensive income					44,819

Cash dividends on capital stock (4.17% annualized)	—	—	(82,398)	—	(82,398)

BALANCE SEPTEMBER 30, 2008	38,072	$3,807,217	$404,077	$(106,680)	$4,104,614

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$105,453	$125,128

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums, discounts, and basis adjustments on investments, advances, mortgage loans, and consolidated obligations	(33,799)	9,526
Concessions on consolidated obligation bonds	3,395	6,082
Premises and equipment	996	756
Other	279	(128)
Provision for credit losses on mortgage loans	341	—
Loss (gain) on extinguishment of debt	80,925	(239)
Net change in fair value on trading securities	(52,056)	—
Net loss on sale of available-for-sale securities	11,710	—
Net change in fair value on bonds held at fair value	15,392	—
Net gain on loans held for sale	(1,342)	—
Net change in fair value on derivatives and hedging activities	(84,618)	16,812
Net realized loss on disposal of premises and equipment	4	12
Net change in:
Accrued interest receivable	8,398	7,904
Accrued interest on derivatives	16,033	37,104
Other assets	10,244	(2,160)
Accrued interest payable	(27,694)	66,317
AHP liability and discount on AHP advances	692	(203)
Payable to REFCORP	8,878	5,170
Other liabilities	(1,346)	(414)

Total adjustments	(43,568)	146,539

Net cash provided by operating activities	61,885	271,667

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	171,967	(47)
Federal funds sold	(1,060,000)	(251,000)
Trading securities:
Proceeds from sales	754,626	—
Purchases	(3,844,300)	—
Available-for-sale securities:
Proceeds from sales and maturities	3,270,871	2,706,719
Purchases	(4,638,468)	(3,405,971)
Held-to-maturity securities:
Net decrease in short-term	384,933	300,097
Proceeds from maturities	1,082,735	493,070
Purchases	(1,249,913)	(2,544,821)
Advances to members:
Principal collected	35,776,149	256,009,755
Originated	(30,551,036)	(279,449,831)
Mortgage loans held for portfolio:
Principal collected	1,943,767	1,033,010
Originated or purchased	(1,368,885)	(813,233)
Mortgage loans held for sale:
Principal collected	128,045	—
Proceeds from sales	2,123,595	—
Additions to premises and equipment	(1,717)	(937)
Proceeds from sale of premises and equipment	185	10

Net cash provided (used) by investing activities	2,922,554	(25,923,179)

FINANCING ACTIVITIES
Net change in:
Deposits	(276,045)	494,003
Net decrease in securities sold under agreement to repurchase	—	(200,000)
Net payments on derivative contracts with financing elements	(7,787)	—
Net proceeds from issuance of consolidated obligations:
Discount notes	607,196,488	1,057,476,138
Bonds	20,766,716	16,628,956
Payments for maturing, transferring and retiring consolidated obligations:
Discount notes	(614,333,936)	(1,037,228,631)
Bonds	(16,495,849)	(11,993,496)
Proceeds from issuance of capital stock	189,804	4,903,067
Net payments for repurchase/issuance of mandatorily redeemable capital stock	(9,976)	(37,938)
Payments for repurchase/redemption of capital stock	(2,285)	(3,810,236)
Cash dividends paid	(29,040)	(82,398)

Net cash (used) provided by financing activities	(3,001,910)	26,149,465

Net (decrease) increase in cash and due from banks	(17,471)	497,953
Cash and due from banks at beginning of the period	44,368	58,675

Cash and due from banks at end of the period	$26,897	$556,628

Supplemental disclosures
Cash paid during the period for:
Interest	$1,552,789	$1,529,511
AHP	$11,135	$14,105
REFCORP	$17,486	$26,093
Mortgage loans held for portfolio transferred to mortgage loans held for sale	$2,413,843	$—
Mortgage loans held for sale transferred to mortgage loans held for portfolio	$162,800	$—
Unpaid principal balance transferred from mortgage loans held for portfolio to real estate owned	$11,896	$9,460
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
Background Information
The Federal Home Loan Bank of Des Moines (the Bank) is a federally chartered corporation that is exempt from all federal, state, and local taxation except real property taxes and is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act), which was amended by the Housing and Economic Recovery Act of 2008 (Housing Act). The Federal Housing Finance Agency (Finance Agency) supervises and regulates the FHLBanks and the FHLBank’s Office of Finance (Office of Finance), as well as Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). The Finance Agency’s principal purpose is to ensure the FHLBanks operate in a safe and sound manner. In addition, the Finance Agency ensures the FHLBanks carry out their housing finance mission and remain adequately capitalized. The Finance Agency establishes policies and regulations governing the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.
The FHLBanks serve the public by enhancing the availability of funds (advances and mortgage loans) for residential mortgages and targeted community development. The Bank provides a readily available, low cost source of funds to its member institutions and eligible housing associates in Iowa, Minnesota, Missouri, North Dakota, and South Dakota. Commercial banks, savings institutions, credit unions, and insurance companies may apply for membership. State and local housing associates that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not permitted to hold capital stock.
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

Note 1—Basis of Presentation
The accompanying unaudited financial statements of the Bank for the three and nine months ended September 30, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, it does not include all of the information required by GAAP for full year information and should be read in conjunction with the audited financial statements for the year ended December 31, 2008, which are contained in the Bank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 on March 13, 2009 (Form 10-K). In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.
Descriptions of the Bank’s significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” of the Bank’s 2008 audited financial statements in the Form 10-K, with the exception of one change noted below.
Mortgage Loans Held for Sale. During the second quarter of 2009 the Bank classified certain mortgage loans as held for sale and reported them at the lower of cost basis or fair value. Cost basis included principal amount outstanding and unamortized premiums, discounts, and basis adjustments. At the time of sale, all unamortized premiums, discounts, and basis adjustments were recognized in the gain/loss calculation. For more information related to the sale of the mortgage loans held for sale see “Note 7 — Mortgage Loans Held for Portfolio.”
Reclassifications. During the first quarter of 2009 the Bank enhanced its calculation of adjusted net interest income by segment. Prior period amounts were reclassified to be consistent with the enhanced calculation presented at September 30, 2009. Refer to “Note 11 — Segment Information” for further information.
Subsequent Events. The Bank has evaluated events and transactions for potential recognition or disclosure in the financial statements through the time of filing its third quarter 2009 Form 10-Q with the SEC on November 12, 2009.

Note 2—Recently Issued and Adopted Accounting Guidance
Measuring Liabilities at Fair Value. On August 28, 2009, the Financial Accounting Standards Board (FASB) issued amended guidance for the fair value measurement of liabilities. The update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (i) a valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; (ii) another valuation technique that is consistent with the principles of this topic. This guidance is effective for the first reporting period beginning after issuance (October 1, 2009 for the Bank). The Bank does not believe the adoption of this guidance will have a material effect on the Bank’s financial condition, results of operations, or cash flows.
Codification of Accounting Standards. On June 29, 2009, the FASB established FASB’s Accounting Standards Codification (Codification) as the single source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. SEC rules and interpretative releases are also sources of authoritative GAAP for SEC registrants. This guidance modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. In addition, the FASB no longer considers new accounting standard updates as authoritative in their own right. Instead, new accounting standard updates will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions regarding changes in the Codification. The Codification is effective for interim and annual periods ending after September 15, 2009. The Bank adopted the Codification for the interim period ended September 30, 2009. As the Codification is not intended to change or alter previous GAAP, its adoption did not affect the Bank’s financial condition, results of operations, or cash flows.
Accounting for the Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance to improve financial reporting by enterprises involved with variable interest entities (VIEs) and to provide more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. The guidance also requires an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Bank has not yet determined the effect that the adoption of this guidance will have on its financial condition, results of operations, or cash flows.

Accounting for Transfers of Financial Assets. On June 12, 2009, the FASB issued guidance intended to improve the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Key provisions of the guidance include: (i) the removal of the concept of qualifying special purpose entities; (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred; and (iii) the requirement that in order to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Bank has not yet determined the effect that the adoption of this guidance will have on its financial condition, results of operations, or cash flows.
Subsequent Events. On May 28, 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of events occurring after the balance sheet date but before financial statements are issued or available to be issued. This guidance sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures an entity should make about events or transactions occurring after the balance sheet date, including disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or available to be issued. This guidance does not apply to subsequent events or transactions within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This guidance is effective for interim and annual financial periods ending after June 15, 2009. The Bank adopted this guidance effective June 30, 2009.
Recognition and Presentation of Other-Than-Temporary Impairments. On April 9, 2009, the FASB issued guidance amending the other-than-temporary impairment (OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt securities in the financial statements. This OTTI guidance clarifies the interaction of the factors to be considered when determining whether a debt security is other-than-temporarily impaired and changes the presentation and calculation of the OTTI on debt securities recognized in earnings in the financial statements. This guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities. This guidance expands and increases the frequency of existing disclosures about OTTI for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.

If the fair value of a debt security is less than its amortized cost basis at the measurement date an entity is required to assess whether (i) it has the intent to sell the debt security or (ii) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized.
In instances in which a determination is made that a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), the OTTI guidance changes the presentation and amount of the OTTI recognized in the Statements of Income. In these instances, the OTTI is separated into (i) the amount of the total OTTI related to the credit loss, and (ii) the amount of the total OTTI related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in accumulated other comprehensive loss. Subsequent non-OTTI-related increases and decreases in the fair value of available-for-sale securities will be included in accumulated other comprehensive loss. The OTTI recognized in accumulated other comprehensive loss for debt securities classified as held-to-maturity will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional OTTI recognized). The total OTTI is presented in the Statements of Income with an offset for the amount of the total OTTI recognized in accumulated other comprehensive loss. Previously, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made. The new presentation provides additional information about the amounts the entity does not expect to collect related to a debt security. The Bank adopted this OTTI guidance effective January 1, 2009 and recognized no cumulative-effect adjustment because it had not previously recognized OTTI.
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. On April 9, 2009, the FASB issued guidance which clarifies the approach to, and provides additional factors to consider in estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances indicating a transaction is not orderly. The guidance is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. If an entity elected to early adopt this guidance, it must also have concurrently adopted the OTTI guidance discussed in the previous paragraphs. The Bank elected to early adopt this guidance effective January 1, 2009. Its adoption did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

Interim Disclosures about Fair Value of Financial Instruments. On April 9, 2009, the FASB issued guidance to require disclosures about the fair value of financial instruments, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. The guidance is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. An entity may early adopt this guidance only if it also concurrently adopted guidance discussed in the previous paragraphs regarding fair value and the OTTI guidance. The Bank elected to early adopt this guidance effective January 1, 2009. Its adoption resulted in increased interim financial statement disclosures, but did not affect the Bank’s financial condition, results of operations, or cash flows.
Enhanced Disclosures about Derivative Instruments and Hedging Activities. On March 19, 2008, the FASB issued guidance which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. The Bank adopted this guidance effective January 1, 2009. Its adoption resulted in increased financial statement disclosures.
Note 3—Trading Securities
Major Security Types. Trading securities were as follows (dollars in thousands):

	September 30,	December 31,
	2009	2008

Non-mortgage-backed securities
TLGP[1]	$5,111,348	$2,151,485
Taxable municipal bonds[2]	251,867	—

Total	$5,363,215	$2,151,485

[1]	Temporary Liquidity Guarantee Program (TLGP) securities represented corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.

[2]	Taxable municipal bonds represented investments in Build America Bonds.

The following table summarizes net realized and unrealized (loss) gain on trading securities (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Realized gain on sale of trading securities	$3,038	$—	$3,626	$—
Unrealized holding (loss) gain on trading securities	(4,735)	—	48,430	—

Net realized and unrealized (loss) gain on trading securities	$(1,697)	$—	$52,056	$—

Note 4—Available-for-Sale Securities
Major Security Types. Available-for-sale securities at September 30, 2009 were as follows (dollars in thousands):

			Amounts Recorded in
			Accumulated Other
			Comprehensive Loss
			Gross	Gross
	Amortized	Hedging	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value
Non-mortgage-backed securities
TLGP[1]	$563,688	$44	$3,477	$—	$567,209
Government-sponsored enterprise obligations[2]	456,093	2,655	7,299	—	466,047

Total non-mortgage-backed securities	1,019,781	2,699	10,776	—	1,033,256

Mortgage-backed securities
Government-sponsored enterprise[3]	4,521,743	—	28,081	61,829	4,487,995

Total	$5,541,524	$2,699	$38,857	$61,829	$5,521,251

Available-for-sale securities at December 31, 2008 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
State or local housing agency obligations[4]	$580	$—	$—	$580

Mortgage-backed securities
Government-sponsored enterprise[3]	3,983,671	—	144,271	3,839,400

Total	$3,984,251	$—	$144,271	$3,839,980

[1]	TLGP securities represented corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.

[2]	GSE obligations represented Tennessee Valley Authority (TVA) and Federal Farm Credit Bank (FFCB) bonds.

[3]	GSE mortgage-backed securities (MBS) represented Fannie Mae and Freddie Mac securities.

[4]	State or local housing agency obligations represented Housing Finance Agency (HFA) bonds that were purchased by the Bank from housing associates in the Bank’s district.
The following table summarizes the available-for-sale securities with unrealized losses at September 30, 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities
Government-sponsored enterprise	$723,071	$4,189	$3,043,954	$57,640	$3,767,025	$61,829

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

	September 30, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value

Due after one year through five years	$573,411	$577,246	$—	$—
Due after five years through ten years	390,967	399,387	—	—
Due after ten years	55,403	56,623	580	580

	1,019,781	1,033,256	580	580

Mortgage-backed securities	4,521,743	4,487,995	3,983,671	3,839,400

Total	$5,541,524	$5,521,251	$3,984,251	$3,839,980

The amortized cost of the Bank’s MBS classified as available-for-sale includes net discounts of $1.8 million and $7.3 million at September 30, 2009 and December 31, 2008.
Gains and Losses on Sales. The Bank sold U.S. Treasury obligations with a total par value of $1.9 billion and $2.7 billion out of its available-for-sale portfolio and recognized a gain of $31.1 million and a loss of $11.7 million in other income (loss) during the three and nine months ended September 30, 2009. There were no sales of available-for-sale securities during the three and nine months ended September 30, 2008.

Other-than-Temporary Impairment Analysis on Available-for-Sale Securities. The Bank evaluates its individual available-for-sale securities in an unrealized loss position for OTTI on at least a quarterly basis. At September 30, 2009 the Bank’s available-for-sale securities portfolio consisted of TLGP securities, GSE debt obligations, and GSE MBS that were all guaranteed by either the U.S. Government or a GSE. This portfolio has experienced unrealized losses due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on its available-for-sale securities due to the U.S. Government or GSE guarantees. The Bank does not intend to sell these securities, and it is not more likely than not that the Bank will be required to sell these securities, before its anticipated recovery of each security’s remaining amortized cost basis.
Note 5—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities at September 30, 2009 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
Negotiable certificates of deposit	$450,000	$900	$—	$450,900
Government-sponsored enterprise obligations[1]	313,302	13,241	—	326,543
State or local housing agency obligations[2]	124,878	4,052	—	128,930
TLGP[3]	1,250	31	—	1,281
Other[4]	6,627	138	—	6,765

Total non-mortgage-backed securities	896,057	18,362	—	914,419

Mortgage-backed securities
Government-sponsored enterprise[5]	4,731,670	97,312	38,192	4,790,790
U.S. government agency-guaranteed[6]	45,048	28	465	44,611
MPF shared funding	34,813	—	1,157	33,656
Other[7]	35,912	—	6,839	29,073

Total mortgage-backed securities	4,847,443	97,340	46,653	4,898,130

Total	$5,743,500	$115,702	$46,653	$5,812,549

Held-to-maturity securities at December 31, 2008 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
Commercial paper	$384,757	$146	$1	$384,902
State or local housing agency obligations[2]	92,765	1,878	80	94,563
Other[4]	6,906	166	—	7,072

Total non-mortgage-backed securities	484,428	2,190	81	486,537

Mortgage-backed securities
Government-sponsored enterprise[5]	5,329,884	64,310	87,540	5,306,654
U.S. government agency-guaranteed[6]	52,006	—	981	51,025
MPF shared funding	47,156	—	2,573	44,583
Other[7]	38,534	—	10,045	28,489

Total mortgage-backed securities	5,467,580	64,310	101,139	5,430,751

Total	$5,952,008	$66,500	$101,220	$5,917,288

[1]	GSE obligations represented TVA and FFCB bonds.

[2]	State or local housing agency obligations represented HFA bonds that were purchased by the Bank from housing associates in the Bank’s district.

[3]	TLGP securities represented corporate debentures issued by the Bank’s members that are backed by the full faith and credit of the U.S. Government.

[4]	Other non-MBS investments represented investments in municipal bonds and Small Business Investment Company.

[5]	GSE MBS represented Fannie Mae and Freddie Mac securities.

[6]	U.S. government agency-guaranteed MBS represented Government National Mortgage Association securities and Small Business Administration (SBA) Pool Certificates. SBA Pool Certificates represent undivided interests in pools of the guaranteed portions of SBA loans. The SBA’s guarantee of the Pool Certificates is backed by the full faith and credit of the U.S. Government.

[7]	Other MBS investments represented private-label MBS, which are backed by prime loans.

The following table summarizes the held-to-maturity securities with unrealized losses at September 30, 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities
Government-sponsored enterprise	$530,840	$4,872	$1,890,805	$33,320	$2,421,645	$38,192
U.S. government agency-guaranteed	11,589	67	31,682	398	43,271	465
MPF shared funding	—	—	33,656	1,157	33,656	1,157
Other	—	—	29,073	6,839	29,073	6,839

Total	$542,429	$4,939	$1,985,216	$41,714	$2,527,645	$46,653

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

	September 30, 2009		December 31, 2008
	Amortized		Amortized
Year of Maturity	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$452,989	$454,026	$384,757	$384,902
Due after one year through five years	1,250	1,281	2,989	3,154
Due after five years through ten years	2,600	2,646	3,205	3,261
Due after ten years	439,218	456,466	93,477	95,220

	896,057	914,419	484,428	486,537

Mortgage-backed securities	4,847,443	4,898,130	5,467,580	5,430,751

Total	$5,743,500	$5,812,549	$5,952,008	$5,917,288

The amortized cost of the Bank’s MBS classified as held-to-maturity included net discounts of $18.5 million and $22.6 million at September 30, 2009 and December 31, 2008.
Other-than-Temporary Impairment Analysis on Held-to-Maturity Securities. The Bank evaluates its individual held-to-maturity securities in an unrealized loss position for OTTI on at least a quarterly basis. As part of its securities’ evaluation for OTTI, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an OTTI in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position meeting neither of these conditions, the Bank performs analyses to determine if any of these securities are other-than-temporarily impaired.
To support consistency among the FHLBanks, the FHLBanks formed an OTTI Governance Committee with the responsibility for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. In accordance with this methodology, the Bank may engage another designated FHLBank to perform the cash flow analysis underlying its OTTI determination. In order to promote consistency in the application of the assumptions, inputs, and implementation of the OTTI methodology, the FHLBanks established control procedures whereby the FHLBanks performing the cash flow analysis select a sample group of private-label MBS and each perform cash flow analyses on all such test MBS, using the assumptions approved by the OTTI Governance Committee. These FHLBanks exchange and discuss the results and make any adjustments necessary to achieve consistency among their respective cash flow models.

Utilizing this methodology, the Bank is responsible for making its own determination of impairment, which includes determining the reasonableness of assumptions, inputs, and methodologies used. At September 30, 2009 the Bank obtained its cash flow analysis from its designated FHLBanks on all five of its private-label MBS. The cash flow analysis uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s private-label MBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more. The Bank’s housing price forecast assumed CBSA level current-to-trough home price declines ranging from zero percent to 20 percent over the next 9 to 15 months. Thereafter, home prices are projected to increase zero percent in the first six months, 0.5 percent in the next six months, three percent in the second year, and four percent in each subsequent year.
The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of the security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss and the Bank does not intend to sell or it is not more likely than not it will be required to sell, any impairment is considered temporary.
At September 30, 2009 the Bank’s private-label MBS cash flow analysis did not project any credit losses and therefore, no OTTI was considered to have occurred. The remainder of the Bank’s held-to-maturity securities portfolio has experienced unrealized losses due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on its held-to-maturity securities in an unrealized loss position. The Bank does not intend to sell these securities, and it is not more likely than not that the Bank will be required to sell these securities, before its anticipated recovery of the remaining amortized cost basis. As a result of the Bank’s analysis on the held-to-maturity securities portfolio, no OTTI was required to be taken.

Note 6—Advances
Members and eligible housing associates use the Bank’s various advance programs as sources of funding for mortgage lending, affordable housing and other community lending (including economic development), and general asset-liability management.
Redemption Terms. The following table shows the Bank’s advances outstanding (dollars in thousands):

	September 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %

Overdrawn demand deposit accounts	$424	—	$623	—
Due in one year or less	8,053,840	2.69	9,332,574	2.70
Due after one year through two years	5,255,178	3.11	5,212,502	3.97
Due after two years through three years	4,561,309	2.27	3,656,941	3.45
Due after three years through four years	5,871,447	1.66	5,014,300	2.25
Due after four years through five years	1,269,647	3.17	4,893,217	2.37
Thereafter	10,425,989	3.51	12,552,790	3.32

Total par value	35,437,834	2.78	40,662,947	3.03

Commitment fees	—		*
Discounts on AHP advances	(20)		(34)
Premiums	325		380
Discounts	(4)		(9)
Hedging fair value adjustments
Cumulative fair value gain	756,657		1,082,129
Basis adjustments from terminated and ineffective hedges	108,282		152,066

Total	$36,303,074		$41,897,479

*	Amount is less than one thousand.
The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At September 30, 2009 and December 31, 2008, the Bank had callable advances outstanding totaling $6.0 billion and $7.9 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At September 30, 2009 and December 31, 2008, the Bank had putable advances outstanding totaling $7.8 billion and $8.5 billion.
Interest Rate Payment Terms. The following table shows the Bank’s advances by interest rate payment type (dollars in thousands):

	September 30,	December 31,
	2009	2008
Par amount of advances
Fixed rate	$25,607,370	$28,050,033
Variable rate	9,830,464	12,612,914

Total	$35,437,834	$40,662,947

Note 7—Mortgage Loans Held for Portfolio
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
Mortgage loans with an original contractual maturity of 15 years or less are classified as medium-term, and all other mortgage loans are classified as long-term. The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in thousands):

	September 30,	December 31,
	2009	2008
Real Estate:
Fixed rate medium-term single family mortgages	$1,973,785	$2,409,977
Fixed rate long-term single family mortgages	5,860,958	8,266,134

Total par value	7,834,743	10,676,111

Premiums	54,460	86,355
Discounts	(54,754)	(81,547)
Basis adjustments from mortgage loan commitments	4,361	4,491
Allowance for credit losses	(775)	(500)

Total mortgage loans held for portfolio, net	$7,838,035	$10,684,910

The par value of mortgage loans held for portfolio outstanding at September 30, 2009 and December 31, 2008 consisted of government-insured loans totaling $383.0 million and $423.4 million and conventional loans totaling $7.4 billion and $10.3 billion, respectively. During the second quarter of 2009 the Bank sold $2.1 billion of mortgage loans held for sale to the FHLBank of Chicago, who immediately resold these loans to Fannie Mae.
The Bank’s management of credit risk in the MPF program involves several layers of contractual loss protection defined in agreements among the Bank and its participating members. Though the nature of these layers of loss protection differs slightly among the MPF products the Bank offers, each product contains similar credit risk structures. For conventional loans, the credit risk structure contains the following layers of loss protection in order of priority:
•	Homeowner equity.
•	Primary Mortgage Insurance for all loans with home owner equity of less than 20 percent of the original purchase price or appraised value.
•	First Loss Account (FLA) established by the Bank. FLA is a memorandum account for tracking losses. Such losses are either recoverable from future payments of performance based credit enhancement fees to the member or absorbed by the Bank. The Bank records credit enhancement fees paid to participating members as a reduction of mortgage loan interest income. Credit enhancement fees totaled $3.2 million and $4.7 million for the three months ended September 30, 2009 and 2008 and $12.5 million and $14.4 million for the nine months ended September 30, 2009 and 2008.
•	Credit enhancements (including supplemental mortgage insurance (SMI)) provided by participating members. The size of the participating member’s credit enhancement is calculated so that any losses in excess of the FLA are limited to those of an investor in a mortgage-backed security that is rated the equivalent of AA by a nationally recognized statistical rating organization. To cover losses equal to all or a portion of the credit enhancement obligations, participating members are required to either collateralize their credit enhancement obligations or to purchase SMI from a highly rated mortgage insurer for the benefit of the Bank. Currently, all of the Bank’s SMI providers have had their external ratings for claims-paying ability or insurer financial strength downgraded below AA-. Rating downgrades imply an increased risk that these SMI providers will be unable to fulfill their obligations to reimburse the Bank for claims under insurance policies. On August 7, 2009, the Finance Agency granted a waiver for one year on the AA- rating requirement of SMI providers for existing loans and commitments in the program and granted the same waiver for six months on new commitments.
•	Losses greater than credit enhancements provided by members are the responsibility of the Bank. The Bank utilizes an allowance for any estimated losses beyond the above layers.

The following table presents the Bank’s allowance for credit losses activity (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance at beginning of period	$697	$232	$500	$300
Provision for credit losses	91	—	341	—
Charge-offs	(13)	(24)	(66)	(92)

Balance at end of period	$775	$208	$775	$208

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
During the three and nine months ended September 30, 2009, the Bank increased its allowance for credit losses through a provision of $0.1 million and $0.3 million due to increased loss severity on its mortgage loan portfolio and higher levels of nonperforming loans.
At September 30, 2009 and December 31, 2008, the Bank had $82.2 million and $48.4 million of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $0.8 million and $0.5 million at September 30, 2009 and December 31, 2008. At September 30, 2009 and December 31, 2008, the Bank had $9.2 million and $7.6 million of real estate owned recorded as a component of “other assets” in the Statements of Condition.

Effective February 26, 2009, the MPF program was expanded to include a new off-balance sheet product called MPF Xtra (MPF Xtra is a registered trademark of the FHLBank of Chicago). Under this product, the Bank assigns 100 percent of its interests in PFI master commitments to the FHLBank of Chicago. The FHLBank of Chicago then purchases mortgage loans from the Bank’s PFIs under the master commitments and sells those loans to Fannie Mae. Currently, only PFIs that retain servicing of their MPF loans are eligible for the MPF Xtra product. As of September 30, 2009, the FHLBank of Chicago had funded $96.0 million of MPF Xtra mortgage loans under the master commitments of the Bank’s PFIs. The Bank recorded approximately $21,000 and $44,000 in MPF Xtra fee income from the FHLBank of Chicago during the three and nine months ended September 30, 2009.
Note 8—Derivatives and Hedging Activities
Nature of Business Activity
Consistent with Finance Agency regulation, the Bank enters into derivatives to manage the interest rate risk exposures inherent in otherwise unhedged assets and funding positions and to achieve its risk management objectives. The Bank’s Enterprise Risk Management Policy prohibits trading in or the speculative use of these derivative instruments and limits credit risk arising from these instruments. Derivatives are an integral part of the Bank’s financial management strategy.
The most common ways in which the Bank uses derivatives are to:
•	reduce the interest rate sensitivity and repricing gaps of assets and liabilities;
•	reduce funding costs by combining a derivative with a consolidated obligation, as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation;
•	preserve a favorable interest rate spread between the yield of an asset (i.e., an advance) and the cost of the related liability (i.e., the consolidated obligation used to fund the advance). Without the use of derivatives, this interest rate spread could be reduced or eliminated when a change in the interest rate on the advance does not match a change in the interest rate on the consolidated obligation;
•	mitigate the adverse earnings effects of the shortening or extension of certain assets (i.e., advances or mortgage assets) and liabilities; and
•	manage embedded options in assets and liabilities.

Types of Derivatives
The Bank can enter into the following instruments to manage its exposure to interest rate risks inherent in its normal course of business:
•	interest rate swaps;
•	options;
•	swaptions;
•	interest rate caps or floors; and
•	future/forward contracts.
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
Options. An option is an agreement between two entities that conveys the right, but not the obligation, to engage in a future transaction on some underlying security or other financial asset at an agreed upon price during a certain period of time or on a specific date. Premiums or swap fees paid to acquire options in a fair value hedge relationship are considered the fair value of the option at inception of the hedge and are reported in “derivative assets” or “derivative liabilities” in the Statements of Condition.
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

Futures/Forwards Contracts. Certain mortgage purchase commitments entered into by the Bank are considered derivatives. The Bank hedges these commitments by selling “to-be-announced” (TBA) MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price.
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
Types of Assets and Liabilities Hedged
The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to (i) assets and liabilities in the Statements of Condition, or (ii) firm commitments. The Bank also formally assesses (both at the hedge’s inception and at least monthly) whether the derivatives it uses in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analysis to assess hedge effectiveness prospectively and retrospectively.
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

For instance, in a typical transaction, fixed rate consolidated obligations are issued and the Bank simultaneously enters into a matching interest rate swap in which the counterparty pays fixed cash flows to the Bank designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. The Bank in turn pays a variable cash flow on the interest rate swap that closely matches the interest payments it receives on short-term or variable interest rate advances (typically one- or three-month LIBOR). These transactions are treated as fair value hedges. The Bank may also issue variable interest rate consolidated obligations indexed to LIBOR or the Federal funds rate and simultaneously execute interest rate swaps to hedge the basis risk of the variable interest rate debt. Interest rate swaps used to hedge the basis risk of variable interest rate debt indexed to the Federal funds rate do not qualify for hedge accounting. As a result, this type of hedge is treated as an economic hedge.
Advances—The Bank offers a wide array of advance structures to meet members’ funding needs. These advances may have maturities up to 30 years with variable or fixed interest rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances in order to more closely match the characteristics of its funding liabilities. In general, whenever a member executes a fixed interest rate advance or a variable interest rate advance with embedded options, the Bank will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the advance. For example, the Bank may hedge a fixed interest rate advance with an interest rate swap where the Bank pays a fixed interest rate coupon and receives a variable interest rate coupon, effectively converting the fixed interest rate advance to a variable interest rate advance. This type of hedge is treated as a fair value hedge.
When issuing putable advances, the Bank effectively purchases a put option from the member that allows the Bank to put or extinguish the fixed interest rate advance, which the Bank normally would exercise when interest rates increase, and the borrower may elect to enter into a new advance. The Bank may hedge these advances by entering into a cancelable interest rate swap.
Mortgage Loans—The Bank invests in fixed interest rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The Bank manages the interest rate and prepayment risks associated with mortgages through a combination of debt issuance and derivatives. The Bank may issue both callable and noncallable debt and prepayment linked consolidated obligations to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans.

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
Certain mortgage purchase commitments are considered derivatives. The Bank normally hedges these commitments by selling TBA MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized using the level-yield method.
Investments—The Bank’s investments include but are not necessarily limited to certificates of deposit, commercial paper, U.S. Treasury obligations, municipal bonds, TVA and FFCB bonds, MBS, TLGP securities, and the taxable portion of state or local HFA obligations, which may be classified as held-to-maturity, available-for-sale, or trading securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may also manage the prepayment and interest rate risk by funding investment securities with either callable or non-callable consolidated obligations or by hedging the prepayment risk with interest rate caps or floors, interest rate swaps, or swaptions.
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

At September 30, 2009 and December 31, 2008, the Bank’s maximum credit risk, as defined above, was approximately $8.8 million and $2.8 million. These totals include $6.5 million and $0.6 million of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held $3.5 million of cash as collateral at September 30, 2009. The Bank did not hold any cash as collateral at December 31, 2008. Based on credit analysis and collateral requirements, the Bank does not anticipate any credit losses on its derivative agreements.
The valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and the Bank’s own credit standing. The Bank has collateral agreements with all its derivative counterparties that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments for credit were deemed necessary to the recorded fair values of “derivative assets” and “derivative liabilities” in the Statements of Condition at September 30, 2009.
Some of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank may be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at September 30, 2009 was $454.9 million. This amount includes $64.1 million of net accrued interest payable. The Bank has posted collateral of $75.4 million in the normal course of business. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $206.3 million of collateral to its derivative counterparties at September 30, 2009. However, the Bank’s credit rating has not changed during the previous 12 months.
Financial Statement Effect and Additional Financial Information
The notional amount of derivatives reflects the volume of the Bank’s hedges, but it does not measure the credit exposure of the Bank because there is no principal at risk.

The following table summarizes the Bank’s fair value of derivative instruments, without the effect of netting arrangements or collateral at September 30, 2009 (dollars in thousands). For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

	Notional	Derivative	Derivative
Fair Value of Derivative Instruments	Amount	Assets	Liabilities

Derivatives designated as hedging instruments
Interest rate swaps	$36,075,393	$352,124	$816,421

Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	6,586,399	21,601	16,783
Interest rate caps	2,340,000	13,412	—
Forward settlement agreements (TBAs)	61,000	3	385
Mortgage delivery commitments	60,980	315	9

Total derivatives not designated as hedging instruments	9,048,379	35,331	17,177

Total derivatives and related accrued interest before netting and collateral adjustments	$45,123,772	387,455	833,598

Netting adjustments[1]		(378,689)	(378,689)
Cash collateral and related accrued interest		(3,500)	(75,408)

Total netting adjustments and cash collateral		(382,189)	(454,097)

Derivative assets and liabilities		$5,266	$379,501

[1]	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions by counterparty.
The following table presents the components of “Net gain (loss) on derivatives and hedging activities” as presented in the Statements of Income (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Derivatives and hedged items in fair value hedging relationships
Interest rate swaps	$8,935	$95,403

Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	(8,697)	(5,864)
Interest rate caps	1,804	10,930
Forward settlement agreements (TBAs)	(1,037)	1,721
Mortgage delivery commitments	876	(3,893)

Total net (loss) gain related to derivatives not designated as hedging instruments	(7,054)	2,894

Net gain on derivatives and hedging activities	$1,881	$98,297

During the three and nine months ended September 30, 2009 the Bank purchased and sold 30-year U.S. Treasury obligations on three separate occasions. On each occasion, the Bank entered into interest rate swaps to convert the fixed rate investments to floating rate. The relationships were accounted for as a fair value hedge relationship with changes in LIBOR (benchmark interest rate) reported as hedge ineffectiveness through “net gain (loss) on derivative and hedging activities.” The Bank sold these securities and terminated the related interest rate swaps. The impact of the sale of the securities was accounted for through “net gain (loss) on sale of available-for-sale securities” and the impact of the termination of the swaps was accounted for through “net gain (loss) on derivatives and hedging activities.” The impact of each of the sales of U.S. Treasury obligations and termination of the related interest rate swaps are summarized as follows:
•	In June 2009 the Bank sold $800.0 million of U.S. Treasury obligations and terminated the related interest rate swaps resulting in a $90.1 million gain on the termination of the related interest rate swaps and a $42.8 million loss on the sale of the available-for-sale securities. In addition, the Bank realized $14.3 million in hedge ineffectiveness losses. The overall impact of this transaction was a net gain of $33.0 million.
•	In July 2009 the Bank sold $900.0 million of U.S. Treasury obligations and terminated the related interest rate swaps resulting in a $11.8 million loss on the termination of the related interest rate swaps and a $26.1 million gain on the sale of the available-for-sale securities. In addition, the Bank realized $1.3 million in hedge ineffectiveness losses. The overall impact of this transaction was a net gain of $13.0 million.
•	In September 2009 the Bank sold $1.0 billion of U.S. Treasury obligations and terminated the related interest rate swaps resulting in a $18.4 million gain on the termination of the related interest rate swaps and a $5.0 million gain on the sale of the available-for-securities. In addition, the Bank realized $1.5 million in hedge ineffectiveness gains. The overall impact of this transaction was a net gain of $24.9 million.
Based on the above details the Bank recorded a net gain on the sale of available-for-sale securities of $31.1  million during the three months ended September 30, 2009 and a net loss of $11.7 million during the nine months ended September 30, 2009. In addition, the termination of related interest rate swaps and the ineffectivenes resulted in a total net gain on derivatives and hedging activities of $6.8 million and $82.6 million for the three and nine months ended September 30, 2009.

The following table presents, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income (dollars in thousands):

	Three Months Ended September 30, 2009
			Net Fair Value	Effect on
	(Loss) Gain on	Gain (Loss) on	Hedge	Net Interest
Hedged Item Type	Derivative	Hedged Item	Ineffectiveness	Income[1]

Advances	$(107,096)	$107,986	$890	$(102,274)
Investments	22,063	(14,210)	7,853	(7,654)
Bonds	28,077	(27,885)	192	71,266

Total	$(56,956)	$65,891	$8,935	$(38,662)

	Nine Months Ended September 30, 2009
			Net Fair Value	Effect on
	Gain (Loss) on	(Loss) Gain on	Hedge	Net Interest
Hedged Item Type	Derivative	Hedged Item	Ineffectiveness	Income[1]

Advances	$328,517	$(325,470)	$3,047	$(254,880)
Investments	79,720	2,699	82,419	(10,030)
Bonds	(137,653)	147,590	9,937	181,062

Total	$270,584	$(175,181)	$95,403	$(83,848)

[1]	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.
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
The par amounts of the outstanding consolidated obligations of the 12 FHLBanks were approximately $973.6 billion and $1,251.5 billion at September 30, 2009 and December 31, 2008.

The FHLBank Act authorizes the U.S. Treasury to purchase consolidated obligations directly from the FHLBanks up to an aggregate principal amount of $4.0 billion. As a result of the passage of the Housing Act in 2008, this authorization was supplemented with a temporary authorization for the U.S. Treasury to directly purchase consolidated obligations from the FHLBanks in any amount deemed appropriate under certain conditions. This temporary authorization expires December 31, 2009. At September 30, 2009, no such purchases had been made by the U.S. Treasury.
Bonds. The following table shows the Bank’s bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %

Due in one year or less	$22,109,400	1.73	$15,962,600	3.10
Due after one year through two years	8,566,250	2.65	6,159,050	4.01
Due after two years through three years	3,813,150	3.32	4,670,100	4.34
Due after three years through four years	2,329,900	4.23	2,231,050	4.54
Due after four years through five years	805,700	4.45	2,417,500	4.35
Thereafter	6,959,510	5.07	8,408,700	5.13
Index amortizing notes	2,033,215	5.12	2,420,099	5.12

Total par value	46,617,125	2.85	42,269,099	4.04

Premiums	44,862		50,742
Discounts	(34,324)		(40,699)
Hedging fair value adjustments
Cumulative fair value loss	254,262		348,214
Basis adjustments from terminated and ineffective hedges	17,674		95,117
Fair value option loss	18,501		—

Total	$46,918,100		$42,722,473

The following table shows the Bank’s total bonds outstanding (dollars in thousands):

	September 30,	December 31,
	2009	2008
Par amount of bonds
Noncallable or nonputable	$42,605,125	$39,214,099
Callable	4,012,000	3,055,000

Total par value	$46,617,125	$42,269,099

Interest Rate Payment Terms. The following table shows the Bank’s bonds by interest rate payment type (dollars in thousands):

	September 30,	December 31,
	2009	2008
Par amount of bonds
Fixed rate	$40,055,125	$37,954,099
Simple variable rate	6,015,000	4,315,000
Step-up	547,000	—

Total par value	$46,617,125	$42,269,099

Extinguishment of Debt. Losses on extinguishment of debt totaled $28.5 million and $80.9 million for the three and nine months ended September 30, 2009 due to the Bank extinguishing bonds with a total par value of $266.8 million and $853.3 million. Losses on extinguishment of debt exclude basis adjustment amortization of $1.2 million for the three months ended September 30, 2009 and basis adjustment accretion of $4.5 million for the nine months ended September 30, 2009 recorded in net interest income. As a result, for the three and nine months ended September 30, 2009, net losses on extinguishment of debt totaled $29.7 million and $76.4 million. For the three months ended September 30, 2008, the Bank did not extinguish any debt. For the nine months ended September 30, 2008, the Bank extinguished debt with a total par value of $500.0 million and recorded a gain of $0.2 million.
Discount Notes. Discount notes are typically issued to raise short-term funds that have original maturities up to 365/366 days. These notes are issued at less than their face amount and redeemed at par value when they mature.
The Bank’s discount notes were as follows (dollars in thousands):

	September 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate %	Amount	Rate %

Par value	$12,879,255	0.04	$20,153,370	1.83
Discounts	(5,015)		(92,099)
Hedging fair value adjustments	—		*

Total	$12,874,240		$20,061,271

*	Amount is less than one thousand.

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
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements (dollars in thousands):

	September 30, 2009		December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk based capital	$893,215	$3,427,763	$1,967,981	$3,173,807
Total capital-to-asset ratio	4.00%	5.24%	4.00%	4.66%
Total regulatory capital	$2,617,039	$3,427,763	$2,725,172	$3,173,807
Leverage ratio	5.00%	7.86%	5.00%	6.99%
Leverage capital	$3,271,299	$5,141,644	$3,406,465	$4,760,711
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
Capital stock owned by members in excess of their minimum investment requirements is known as excess capital stock. At September 30, 2009 and December 31, 2008 the Bank had excess capital stock of $540.1 million and $61.1 million.

Under the Bank’s Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership and activity-based capital stock. If a member’s stock balance exceeds an operational threshold set forth in the Capital Plan as a result of a merger or consolidation, the Bank may repurchase the amount of excess stock necessary to make the member’s stock balance equal to the operational threshold.
In late 2008, as a result of market conditions, the Bank temporarily discontinued its practice of voluntarily repurchasing excess membership and activity-based capital stock. Members are able to continue using excess activity-based capital stock to satisfy their activity-based capital stock requirements. The Bank’s Board of Directors will continue to monitor market conditions and assess the need for this temporary action. Certain exceptions to this temporarily discontinued practice have been approved by the Bank’s Board of Directors, such as when a member is taken over by the Federal Deposit Insurance Corporation and when a member is in financial distress. During the nine months ended September 30, 2009 the Bank repurchased $12.3 million of excess capital stock (including mandatorily redeemable capital stock) under these exceptions. In these circumstances, the Bank reviews each member’s required collateral on advances, standby letters of credit, and MPF credit enhancements prior to the repurchase to ensure the Bank will remain adequately secured subsequent to the repurchase.
As a condition of membership in the Bank, all members must purchase and maintain membership capital stock based on a percentage of their total assets as of the preceding December 31st. For 2009, the Bank allowed members to use their excess activity-based capital stock to satisfy updated membership capital stock requirements. During the second quarter of 2009 the Bank transferred $21.0 million of excess activity-based capital stock from certain members to membership capital stock in order to meet the members’ updated membership capital stock requirement. In addition, members with insufficient excess activity-based capital stock to cover their updated membership capital stock requirement were required to purchase $13.4 million of additional membership capital stock.
Mandatorily Redeemable Capital Stock. At September 30, 2009 and December 31, 2008, the Bank had $17.5 million and $10.9 million in capital stock subject to mandatory redemption. These amounts have been classified as “mandatorily redeemable capital stock” in the Statements of Condition.

The following table summarizes the Bank’s activity related to mandatorily redeemable capital stock (dollars in thousands):

	September 30,	December 31,
	2009	2008

Balance, beginning of year	$10,907	$46,039

Mandatorily redeemable stock issued	7	49
Capital stock subject to mandatory redemption reclassified from capital stock	16,573	2,861
Repurchase of mandatorily redeemable capital stock	(9,983)	(38,042)

Balance, end of period	$17,504	$10,907

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

The following table shows the Bank’s financial performance by operating segment for the three months ended September 30, 2009 and 2008 (dollars in thousands). Prior period amounts have been adjusted to reflect the Bank’s enhanced calculation of adjusted net interest income.

	Member	Mortgage
	Finance	Finance	Total
Three months ended September 30, 2009
Adjusted net interest income	$45,636	$15,178	$60,814
Provision for credit losses on mortgage loans	—	91	91

Adjusted net interest income after mortgage loan credit loss provision	$45,636	$15,087	$60,723

Average assets for the period	$50,834,791	$17,047,675	$67,882,466
Total assets at period end	$48,155,207	$17,270,772	$65,425,979

Three months ended September 30, 2008
Adjusted net interest income	$43,456	$36,794	$80,250
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$43,456	$36,794	$80,250

Average assets for the period	$55,233,574	$19,808,500	$75,042,074
Total assets at period end	$66,687,877	$20,380,681	$87,068,558
The following table shows the Bank’s financial performance by operating segment for the nine months ended September 30, 2009 and 2008 (dollars in thousands). Prior period amounts have been adjusted to reflect the Bank’s enhanced calculation of adjusted net interest income.

	Member	Mortgage
	Finance	Finance	Total
Nine months ended September 30, 2009
Adjusted net interest income	$92,387	$57,644	$150,031
Provision for credit losses on mortgage loans	—	341	341

Adjusted net interest income after mortgage loan credit loss provision	$92,387	$57,303	$149,690

Average assets for the period	$52,508,125	$18,941,228	$71,449,353
Total assets at period end	$48,155,207	$17,270,772	$65,425,979

Nine months ended September 30, 2008
Adjusted net interest income	$137,423	$88,437	$225,860
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$137,423	$88,437	$225,860

Average assets for the period	$50,015,549	$18,664,887	$68,680,436
Total assets at period end	$66,687,877	$20,380,681	$87,068,558

For adjusted net interest income, the Bank includes interest income and interest expense associated with economic hedges as well as concession expense associated with fair value option bonds in its evaluation of financial performance for its two operating segments and excludes interest expense associated with basis adjustment amortization/accretion on called and extinguished debt. Interest income and interest expense associated with economic hedges are recorded as a component of “Net gain (loss) on derivatives and hedging activities” in other income (loss) in the Statements of Income. Concession expense associated with fair value option bonds is recorded in “other expense” in the Statements of Income. Interest expense associated with basis adjustment amortization/accretion on called and extinguished debt is recorded as a component of “Bonds” in interest expense in the Statements of Income. The following table reconciles the Bank’s financial performance by operating segment to total income before assessments (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Adjusted net interest income after mortgage loan credit loss provision	$60,723	$80,250	$149,690	$225,860
Interest expense on basis adjustment accretion (amortization) of called debt	89	(356)	(17,836)	(10,792)
Interest expense on basis adjustment (amortization) accretion of extinguished debt	(1,229)	—	4,462	—
Concession expense on fair value option bonds	—	—	37	—
Net interest (income) expense on economic hedges	(1,532)	(228)	(6,173)	2,297

Net interest income after mortgage loan credit loss provision	58,051	79,666	130,180	217,365

Other income (loss)	1,478	(6,564)	49,211	(14,286)
Other expense	11,303	10,734	35,835	32,749

Income before assessments	$48,226	$62,368	$143,556	$170,330

Note 12—Estimated Fair Values
The Bank records trading investments, available-for-sale investments, derivative assets, derivative liabilities, and certain bonds, for which the fair value option was elected, at fair value in the Statements of Condition. Fair value is a market-based measurement and is defined as the price received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant holding the asset or owing the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the assets or liability, and market participants with whom the entity would transact in that market.
Fair Value Option. The fair value option permits entities to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value in the financial statements. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income.
During the first quarter of 2009, the Bank elected to record bonds indexed to the Federal funds rate at fair value under the fair value option. The Bank entered into a derivative to swap the Federal funds rate to LIBOR. The hedge relationship does not qualify for fair value hedge accounting; therefore the Bank accounts for the derivative as an economic hedge. To offset the derivative mark-to-market the Bank elected the fair value option on the bonds and records the offsetting mark-to-market in the Bank’s Statements of Income.
Fair Value Hierarchy. The fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is and defines the level of disclosure. Fair value is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, the Bank must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the Bank to define the inputs for fair value and level of hierarchy.

The following describes the application of the fair value hierarchy to the Banks’ financial assets and financial liabilities that are carried at fair value in the Statements of Condition.
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
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The types of assets and liabilities carried at Level 2 fair value include the Bank’s investment securities such as municipal bonds, GSE obligations, TLGP debt, and MBS, including U.S. government agency, as well as certain derivative contracts and bonds the Bank elected to record at fair value under the fair value option.
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

Fair Value on a Recurring Basis. The following table presents, for each hierarchy level, the Banks’ assets and liabilities that are measured at fair value in the Statements of Condition at September 30, 2009 (dollars in thousands):

	Fair Value Measurements at September 30, 2009 Using:
				Netting
	Level 1	Level 2	Level 3	Adjustment[1]	Total
Assets
Trading securities
TLGP	$—	$5,111,348	$—	$—	$5,111,348
Taxable municipal bonds	—	251,867	—	—	251,867
Available-for-sale securities
TLGP	—	567,209	—	—	567,209
Government-sponsored enterprise	—	4,954,042	—	—	4,954,042
Derivative assets	3	387,452	—	(382,189)	5,266

Total assets at fair value	$3	$11,271,918	$—	$(382,189)	$10,889,732

Liabilities
Bonds[2]	$—	$(4,308,501)	$—	$—	$(4,308,501)
Derivative liabilities	(385)	(833,213)	—	454,097	(379,501)

Total liabilities at fair value	$(385)	$(5,141,714)	$—	$454,097	$(4,688,002)

[1]	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Net cash collateral plus accrued interest totaled $71.9 million at September 30, 2009.

[2]	Represents bonds recorded under the fair value option.

The following table presents, for each hierarchy level, the Banks’ assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2008 (dollars in thousands):

	Fair Value Measurements at December 31, 2008 Using:
				Netting
	Level 1	Level 2	Level 3	Adjustment[1]	Total
Assets
Trading securities	$—	$2,151,485	$—	$—	$2,151,485
Available-for-sale securities	—	3,839,980	—	—	3,839,980
Derivative assets	248	403,728	—	(401,136)	2,840

Total assets at fair value	$248	$6,395,193	$—	$(401,136)	$5,994,305

Liabilities
Derivative liabilities	$(2,571)	$(1,101,501)	$—	$669,057	$(435,015)

Total liabilities at fair value	$(2,571)	$(1,101,501)	$—	$669,057	$(435,015)

[1]	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Net cash collateral plus accrued interest totaled $267.9 million at December 31, 2008.
For instruments carried at fair value in the Statements of Condition, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification to the hierarchy level for certain financial assets or liabilities. At September 30, 2009 the Bank had made no reclassifications to its fair value hierarchy.
The following table presents the changes in fair value included in the Statements of Income for bonds in which the fair value option has been elected (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Interest expense	$6,710	$13,780
Net loss on bonds held at fair value	3,165	15,392

Total change in fair value	$9,875	$29,172

For bonds recorded under the fair value option, the related contractual interest expense is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net loss on bonds held at fair value” in the Statements of Income. The changes in fair value, as shown in the previous table, do not include changes in instrument-specific credit risk. The Bank has determined that no adjustments to the fair values of bonds recorded under the fair value option were necessary for instrument-specific credit risk. Concessions paid on bonds under the fair value option are expensed as incurred and recorded in “other expense” in the Statements of Income. The Bank recorded $0 and $37,000 in concession expense associated with fair value option bonds during the three and nine months ended September 30, 2009.
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding of bonds for which the fair value option has been elected (dollars in thousands):

September 30,
2009

Principal balance	$4,290,000
Fair value	4,308,501

Fair value over principal balance	$18,501

Estimated Fair Values. The following estimated fair value amounts have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2009 and December 31, 2008. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions.
Cash and Due from Banks and Securities Purchased under Agreements to Resell. The estimated fair value approximates the recorded book balance.
Interest-bearing Deposits. For instruments with less than three months to maturity the estimated fair value approximates the recorded book balance. For instruments with more than three months to maturity the estimated fair value is determined by calculating the present value of the expected future cash flows.
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

Investment Securities. The estimated fair value of the Bank’s investment securities is determined by using information from specialized pricing services that use pricing models and/or quoted prices of securities with similar characteristics. Inputs into the pricing models are market based and observable. The estimated fair value is determined based on each security’s quoted price excluding accrued interest as of the last business day of the reporting period. The Bank performs several validation steps in order to verify the accuracy and reasonableness of the investment fair values provided by the pricing services. These steps may include, but are not limited to, a detailed review of instruments with significant price changes and a comparison of fair values to those derived by an alternative pricing service. Certain investments for which quoted prices are not readily available are valued by third parties or internal pricing models. The Bank’s trading and available-for-sale securities are recorded in the Bank’s Statements of Condition at fair value.
During the quarter ended September 30, 2009 the Bank changed the methodology used to estimate the fair value of its private-label MBS. Under the new methodology, the Bank requests prices for all of its private-label MBS from four specific third-party pricing services and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited circumstances (i.e., prices are outside of variance thresholds or the third-party pricing services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Since the Bank’s private-label MBS are all classified as held-to-maturity securities, this change in pricing methodology had no impact on the Bank’s financial condition or results of operations at September 30, 2009.
Advances and Other Loans. The Bank determines the estimated fair value of advances by calculating the present value of expected future cash flows from the advances and excluding accrued interest receivable. The Bank’s primary inputs for measuring the fair value of advances are the consolidated obligation yield curve (CO Curve) published by the Office of Finance and available to the public, LIBOR swap curves, and volatilities. The Bank considers these inputs to be market based and observable as they can be directly corroborated by market participants.
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
Accrued Interest Receivable and Payable. The estimated fair value approximates the recorded book balance.

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

The carrying values and estimated fair values of the Bank’s financial instruments were as follows (dollars in thousands):
FAIR VALUE SUMMARY TABLE

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets
Cash and due from banks	$26,897	$26,897	$44,368	$44,368
Interest-bearing deposits	20,685	20,594	152	152
Federal funds sold	4,485,000	4,485,000	3,425,000	3,425,000
Trading securities	5,363,215	5,363,215	2,151,485	2,151,485
Available-for-sale securities	5,521,251	5,521,251	3,839,980	3,839,980
Held-to-maturity securities	5,743,500	5,812,549	5,952,008	5,917,288
Advances	36,303,074	36,614,890	41,897,479	41,864,640
Mortgage loans, net	7,838,035	8,169,608	10,684,910	10,984,668
Accrued interest receivable	84,305	84,305	92,620	92,620
Derivative assets	5,266	5,266	2,840	2,840

Liabilities
Deposits	(1,216,925)	(1,216,922)	(1,496,470)	(1,495,865)

Consolidated obligations
Discount notes	(12,874,240)	(12,877,298)	(20,061,271)	(20,141,287)
Bonds (includes $4,308,501 at fair value under the fair value option at September 30, 2009)	(46,918,100)	(48,186,139)	(42,722,473)	(44,239,835)

Consolidated obligations, net	(59,792,340)	(61,063,437)	(62,783,744)	(64,381,122)

Mandatorily redeemable capital stock	(17,504)	(17,504)	(10,907)	(10,907)
Accrued interest payable	(289,468)	(289,468)	(320,271)	(320,271)
Derivative liabilities	(379,501)	(379,501)	(435,015)	(435,015)

Other
Standby letters of credit	(1,523)	(1,523)	(1,945)	(1,945)
Commitments to extend credit for mortgage loans	—	—	(1,406)	(1,426)
Standby bond purchase agreements	—	4,401	482	263

Note 13—Commitments and Contingencies
As described in Note 9, the 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if one or more of the FHLBanks is unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations, as determined or approved by the Finance Agency. No FHLBank has ever had to assume or pay the consolidated obligation of another FHLBank. The par amounts of the outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $914.1 billion and $1,189.1 billion at September 30, 2009 and December 31, 2008.
In 2008 the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the 12 FHLBanks, and expires on December 31, 2009. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. The Bank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. At September 30, 2009 the Bank had provided the U.S. Treasury with a listing of advance collateral amounting to $10.6 billion, which provides for maximum borrowings of $9.2 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of September 30, 2009 the Bank has not drawn on this available source of liquidity.
Standby letters of credit are executed with members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are withdrawn from the member’s demand account. Any resulting overdraft is converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $3.5 billion at September 30, 2009, and had original terms between 6 days and 13 years with a final expiration in 2020. Outstanding standby letters of credit were approximately $3.4 billion at December 31, 2008, and had original terms between 4 days and 13 years with a final expiration in 2020. Unearned fees are recorded in other liabilities and amounted to $1.5 million and $1.9 million at September 30, 2009 and December 31, 2008. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these commitments. The estimated fair value of standby letters of credit at September 30, 2009 and December 31, 2008 is reported in Note 12.

Commitments that unconditionally obligate the Bank to fund/purchase mortgage loans from members in the MPF program totaled $61.0 million and $289.6 million at September 30, 2009 and December 31, 2008. Commitments are generally for periods not to exceed 45 business days. Commitments obligating the Bank to purchase closed mortgage loans from its members are considered derivatives, and their estimated fair value at September 30, 2009 and December 31, 2008 is reported in Note 8 as mortgage delivery commitments. Commitments obligating the Bank to table fund mortgage loans are not considered derivatives, and the estimated fair value at September 30, 2009 and December 31, 2008 is reported in Note 12 as commitments to extend credit for mortgage loans.
As described in Note 7, for managing the inherent credit risk in the MPF program, participating members receive base and performance based credit enhancement fees from the Bank. When the Bank incurs losses for certain MPF products, it reduces performance based credit enhancement fee payments to applicable members until the amount of the loss is recovered up to the limit of the FLA. The FLA is an indicator of the potential losses for which the Bank is liable (before the member’s credit enhancement is used to cover losses). The FLA amounted to $115.5 million and $105.9 million at September 30, 2009 and December 31, 2008.
The Bank entered into $1.0 billion par value traded but not settled bonds at September 30, 2009 and December 31, 2008. The Bank had derivatives with a notional value of $1.1 billion and $1.0 billion that had traded but not settled at September 30, 2009 and December 31, 2008. The Bank had $75.4 million and $267.9 million of cash pledged as collateral to broker-dealers at September 30, 2009 and December 31, 2008. The Bank generally executes derivatives with large highly rated banks and broker-dealers and enters into bilateral collateral agreements.
At September 30, 2009, the Bank had 20 standby bond purchase agreements with housing associates within its district whereby the Bank would be required to purchase bonds under circumstances defined in each agreement. The Bank would hold investments in the bonds until the designated remarketing agent could find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the standby bond purchase agreement. The 20 outstanding standby bond purchase agreements total $567.6 million and expire seven years after execution, with a final expiration in 2016. The Bank received fees for the guarantees that amounted to $0.3 million and $0.7 million for the three and nine months ended September 30, 2009. The Bank executed 2 and 11 standby bond purchase agreements during the three and nine months ended September 30, 2009. At September 30, 2009, the Bank had not been required to purchase any HFA bonds under the executed standby bond purchase agreements. The estimated fair value of standby bond purchase agreements at September 30, 2009 and December 31, 2008 is reported in Note 12.

On March 31, 2009, the Bank entered into an agreement with the Missouri Housing Development Commission to purchase up to $75 million of taxable single family mortgage revenue bonds. The agreement was set to expire October 8, 2009 however, was extended 30 days through November 6, 2009. As of September 30, 2009, the Bank had purchased $15.0 million in mortgage revenue bonds under this agreement.
On September 25, 2009, the Bank entered into an agreement with the Iowa Finance Authority to purchase up to $100 million of taxable single family mortgage revenue bonds. The agreement expires on September 24, 2010. As of September 30, 2009, the Bank had not purchased any mortgage revenue bonds under this agreement.
In conjunction with its sale of certain mortgage loans to the FHLBank of Chicago, whereby the mortgage loans were immediately resold by the FHLBank of Chicago to Fannie Mae, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank and the FHLBank of Chicago each hold certain participation interests in the four master commitments and therefore share, on a proportionate basis, any losses incurred after considering PFI credit enhancement provisions. The sale of mortgage loans under these master commitments reduced the amount of future credit enhancement fees available for recapture by the FHLBank of Chicago and the Bank. Therefore, under the agreement, the Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $2.1 million by December 31, 2010, $1.2 million by December 31, 2012, $0.8 million by December 31, 2015, and $0.3 million by December 31, 2020. At September 30, 2009 the Bank was not aware of any losses incurred by the FHLBank of Chicago that would not otherwise be recovered through credit enhancement fees.
The Bank is not currently aware of any material pending legal proceedings other than ordinary routine litigation incidental to the business, to which the Bank is a party or of which any of its property is the subject.

Note 14—Activities with Stockholders and Housing Associates
Under the Bank’s Capital Plan, voting rights conferred upon the Bank’s members are for the election of member directors and independent directors. Member directorships are designated to one of the five states in the Bank’s district and a member is entitled to nominate and vote for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable member directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that state as of the record date for voting. The independent directors are nominated by the Bank’s Board of Directors after consultation with the FHLBank’s Affordable Housing Advisory Council, and then voted upon by all members within the Bank’s five-state district. Non-member stockholders are not entitled to cast votes for the election of directors. At September 30, 2009 and December 31, 2008, no member owned more than ten percent of the voting interests of the Bank due to statutory limits on members’ voting rights as mentioned above.
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

The following table shows transactions with members and their affiliates, former members and their affiliates, and eligible housing associates (dollars in thousands):

	September 30,	December 31,
	2009	2008

Assets:
Cash	$3,588	$18,839
Interest-bearing deposits[1]	19,818	—
Federal funds sold	505,000	1,110,000
Trading securities[2]	130,803	—
Available-for-sale securities[2]	—	580
Held-to-maturity securities[2]	126,129	377,619
Advances	36,303,074	41,897,479
Accrued interest receivable	9,281	21,555
Derivative assets	315	2,655
Other assets	509	615

Total	$37,098,517	$43,429,342

Liabilities:
Deposits	$1,179,282	$1,394,198
Mandatorily redeemable capital stock	17,504	10,907
Accrued interest payable	229	853
Derivative liabilities	46,079	57,519
Other liabilities	1,523	1,945

Total	$1,244,617	$1,465,422

Capital:
Capital stock — Class B putable	$2,951,873	$2,780,927

Notional amount of derivatives	$4,051,670	$939,650
Notional amount of standby letters of credit	$3,524,229	$3,400,001
Notional amount of standby bond purchase agreements	$567,619	$259,677

[1]	Interest-bearing deposits consist of non-negotiable certificates of deposit purchased by the Bank from its members.

[2]	Trading securities, available-for-sale securities and held-to-maturity securities consist of state or local housing agency obligations, commercial paper, and TLGP debt purchased by the Bank from its members or eligible housing associates.

Transactions with Directors’ Financial Institutions. In the normal course of business, the Bank extends credit to its members whose directors and officers serve as its directors (Directors’ Financial Institutions). Finance Agency regulations require that transactions with Directors’ Financial Institutions be subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. At September 30, 2009 and December 31, 2008, advances outstanding to the Bank Directors’ Financial Institutions aggregated $676.8 million and $561.6 million, representing 1.9 percent and 1.4 percent of the Bank’s total outstanding advances. There were $13.8 million and $1.3 million in mortgage loans originated by the Bank Directors’ Financial Institutions during the three months ended September 30, 2009 and 2008. There were $38.8 million and $3.0 million in mortgage loans originated by the Bank Directors’ Financial Institutions during the nine months ended September 30, 2009 and 2008. At September 30, 2009 and December 31, 2008, capital stock outstanding to the Bank Directors’ Financial Institutions aggregated $47.1 million and $33.0 million, representing 1.6 percent and 1.2 percent of the Bank’s total outstanding capital stock. The Bank did not have any investment or derivative transactions with Directors’ Financial Institutions during the three and nine months ended September 30, 2009 and 2008.
Business Concentrations. The Bank has business concentrations with stockholders whose capital stock outstanding was in excess of ten percent of the Bank’s total capital stock outstanding.
Capital Stock — The following tables present members and their affiliates holding ten percent or more of outstanding capital stock (including stock classified as mandatorily redeemable) (shares in thousands):

			Shares at	Percent of
			September 30,	Total Capital
Name	City	State	2009	Stock

Superior Guaranty Insurance Company[1]	Minneapolis	MN	4,054	13.7%

			Shares at	Percent of
			December 31,	Total Capital
Name	City	State	2008	Stock

Superior Guaranty Insurance Company[1]	Minneapolis	MN	4,499	16.2%

[1]	Superior Guaranty Insurance Company (Superior) is an affiliate of Wells Fargo Bank, N.A. (Wells Fargo).
In the normal course of business, the Bank invested in overnight Federal funds from Wells Fargo during the three and nine months ended September 30, 2009 and 2008.

Advances — The Bank had advances with Wells Fargo of $0.7 billion and $0.2 billion at September 30, 2009 and December 31, 2008 and advances with Superior, an affiliate of Wells Fargo, of $1.3 billion and $2.3 billion at September 30, 2009 and December 31, 2008. The Bank made $0.5 billion of new advances to Wells Fargo during the three and nine months ended September 30, 2009. The Bank made $67.2 billion and $159.9 billion of new advances with Wells Fargo during the three and nine months ended September 30, 2008. The Bank made no new advances with Superior during the three and nine months ended September 30, 2009. The Bank made $0.5 billion of new advances with Superior during the three and nine months ended September 30, 2008. During the third quarter of 2009, Superior transferred a $500.0 million advance to Wells Fargo. This advance matured on September 30, 2009.
Total interest income from Wells Fargo amounted to $4.1 million and $97.5 million for the three months ended September 30, 2009 and 2008 and $9.3 million and $246.3 million for the nine months ended September 30, 2009 and 2008. Total interest income from Superior amounted to $2.8 million and $8.3 million for the three months ended September 30, 2009 and 2008 and $11.0 million and $26.8 million for the nine months ended September 30, 2009 and 2008. The Bank held sufficient collateral to cover the members’ advances and expected to incur no credit losses as a result of them.
Mortgage Loans — At September 30, 2009 and December 31, 2008, 59 percent and 74 percent of the Bank’s mortgage loans outstanding were purchased from Superior. The decrease in percent of mortgage loans outstanding with Superior at September 30, 2009 when compared to December 31, 2008 was due to the mortgage loans sale transaction as discussed in “Note 7 — Mortgage Loans Held for Portfolio” at page 24.
Other — The Bank has a 20 year lease with an affiliate of Wells Fargo for space in a building for the Bank’s headquarters that commenced on January 2, 2007. Future minimum rentals to the Wells Fargo affiliate are as follows (dollars in thousands):

Year	Amount

Due in one year or less	$869
Due after one year through two years	869
Due after two years through three years	869
Due after three years through four years	869
Due after four years through five years	869
Thereafter	11,516

Total	$15,861

Note 15—Activities with Other FHLBanks
The Bank may invest in other FHLBank consolidated obligations, for which the other FHLBanks are the primary obligor, for liquidity purposes. If made, these investments in other FHLBank consolidated obligations would be purchased in the secondary market from third parties and would be accounted for as available-for-sale securities. The Bank did not have any investments in other FHLBank consolidated obligations at September 30, 2009 and December 31, 2008.
The Bank purchased MPF shared funding certificates from the FHLBank of Chicago. See “Note 5 — Held to Maturity Securities” at page 17 for balances at September 30, 2009 and December 31, 2008.
The Bank recorded service fee expense as an offset to other income (loss) due to its relationship with the FHLBank of Chicago in the MPF program. The Bank recorded $0.3 million in service fee expense to the FHLBank of Chicago for the three months ended September 30, 2009 and 2008 and $1.0 million and $0.7 million for the nine months ended September 30, 2009 and 2008.
On June 24, 2009, the Bank sold $2.1 billion of mortgage loans held for sale to the FHLBank of Chicago, who immediately resold these loans to Fannie Mae. As a result of the mortgage loan sale, the Bank entered into an agreement with the FHLBank of Chicago to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. For additional information on the indemnification agreement, refer to “Note 13 — Commitments and Contingencies” at page 52.
Effective February 26, 2009 the Bank signed agreements with the FHLBank of Chicago to participate in a MPF loan product called MPF Xtra. For additional information on the MPF Xtra agreement with the FHLBank of Chicago, refer to “Note 7 — Mortgage Loans Held for Portfolio” at page 24.
The Bank may sell or purchase unsecured overnight and term Federal funds to and from other FHLBanks at market interest rates.

The Bank did not make any loans to other FHLBanks during the nine months ended September 30, 2009. The following table shows loan activity to other FHLBanks during the nine months ended September 30, 2008 (dollars in thousands):

			Principal
	Beginning		Payment	Ending
Other FHLBank	Balance	Advance	Received	Balance

September 30, 2008
Atlanta	$—	$113,000	$(113,000)	$—
Boston	—	524,000	(524,000)	—
Chicago	—	250,000	(250,000)	—
San Francisco	—	1,100,000	(1,100,000)	—
Topeka	—	201,000	(201,000)	—

	$—	$2,188,000	$(2,188,000)	$—

The following table shows loan activity from other FHLBanks during the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Beginning		Principal	Ending
Other FHLBank	Balance	Borrowings	Payment	Balance

September 30, 2009
San Francisco	$—	$6,104,000	$(6,104,000)	$—

September 30, 2008
Cincinnati	$—	$63,000	$(63,000)	$—

ITEM 2–MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our Management’s Discussion and Analysis and annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 13, 2009 (Form 10-K). The Bank’s Management’s Discussion and Analysis is designed to provide information that will help the reader develop a better understanding of the Bank’s financial statements, key financial statement changes from quarter to quarter, and the primary factors driving those changes. The Bank’s Management’s Discussion and Analysis is organized as follows:

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
These forward-looking statements involve risks and uncertainties including, but not limited to, the following:
•	Economic and market conditions;
•	Demand for Bank advances resulting from changes in Bank members’ deposit flows and/or credit demands;
•	Volume of eligible mortgage loans originated and sold by participating members to the Bank through the Mortgage Partnership Finance (MPF) Program;
•	Pricing of various mortgage loans under the MPF Program by the MPF Provider since the Bank has only limited input on pricing through its participation on the MPF Governance Committee;
•	Volatility of market prices, rates and indices that could affect the value of investments or the Bank’s ability to liquidate collateral expediently in the event of a default by an obligor;
•	Political events, including legislative, regulatory, judicial, or other developments that affect the Bank, its members, counterparties and/or investors in the consolidated obligations of the FHLBanks;
•	Competitive forces including, without limitation, other sources of funding available to Bank members including existing and newly created debt programs explicitly guaranteed by the U.S. Government, other entities borrowing funds in the capital markets and the ability of the Bank to attract and retain skilled individuals;
•	Changes in domestic and foreign investor demand for consolidated obligations of the FHLBanks and/or the terms of derivatives and similar instruments including, without limitation, changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities including existing and newly created debt programs explicitly guaranteed by the U.S. Government;
•	Timing and volume of market activity;
•	Risks related to the operations of the other 11 FHLBanks that could trigger our joint and several liability for debt issued by the other 11 FHLBanks; and
•	Risk of loss arising from litigation filed against the Bank.
•	Member failures may adversely impact the Bank’s business.

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
During the three and nine months ended September 30, 2009 the Bank reported net income of $35.5 million and $105.5 million compared to net income of $45.8 million and $125.1 million for the same periods in 2008. Net income during the three and nine months ended September 30, 2009 was primarily impacted by decreased net interest income, net gains on the sale of U.S. Treasury obligations and termination of the related interest rate swaps, and losses on the extinguishment of debt.

During the three and nine months ended September 30, 2009 the Bank’s net interest income declined 27 percent and 40 percent, respectively, when compared to the same periods in 2008 primarily due to decreased average advances and mortgage loans. Average advances declined due to the availability of alternative wholesale funding options for member banks as well as increased deposit growth realized by many members. Average mortgage loans declined primarily due to the sale of a portion of our MPF portfolio during the second quarter of 2009. The declining volumes were partially offset by the impact of market conditions and interest rates.
During the latter half of 2008, the Bank’s longer-term funding was expensive due to illiquidity in the market place and discount note spreads relative to London Interbank Offered Rate (LIBOR) were at historically wide levels. As a result, the Bank funded longer-term assets with short-term debt. This funding methodology decreased the Bank’s debt costs and therefore increased net interest income during the nine months ended September 30, 2009 when compared with the same period in 2008. With this funding methodology the Bank accepted the risk associated with the maturity mismatches. Therefore, to compensate for the risk associated with this funding mismatch as well as the challenging market place that was presenting diminishing liquidity and increasing volatility, the Bank added a risk/liquidity adjustment to its advance pricing beginning in September 2008. As the financial markets have shown signs of stabilization during the three months ended September 30, 2009, the Bank has decreased this risk/liquidity adjustment in its advance pricing.
Improved market conditions during the three months ended September 30, 2009 compared to the same period in 2008 also provided the Bank with the opportunity to better match fund its longer-term assets with longer-term debt (bonds). The Bank was also able to extinguish higher costing debt and replace that debt with lower costing debt. Both the opportunity to better match fund and extinguish debt allowed the Bank to increase our bond issuances at more attractive interest rates, thereby, lowering debt costs and increasing net interest income during the three and nine months ended September 30, 2009 when compared to the same periods in 2008.
Also impacting net interest income is the availability of attractive investment options. Short-term investment rates are low, primarily due to increased deposit levels and the availability of various government funding programs for financial institutions serving as the Bank’s counterparties for short-term investments. The low growth market environment and the relative improvement in funding resulted in decreased interest spreads on investments. Although the Bank continues to explore new investment opportunities that provide favorable returns and has increased average investments through purchases, the compressed spreads decreased net interest income during the nine months ended September 30, 2009 relative to the same period in 2008.

Additionally, the Bank began purchasing investments in U.S. Treasury obligations during the second quarter of 2009. These investments were made possible due to unique opportunities in the financial markets as interest rates on 30-year U.S. Treasury obligations yielded returns above equivalent maturity LIBOR swap rates, therefore allowing the Bank to earn a positive spread on the investment. Management believes that the investment opportunities available in U.S. Treasury obligations are a short-term market anomaly caused by continued uncertainty in the financial markets (i.e. AAA rated U.S. Treasury obligations with interest rates yielding returns in excess of AA rated U.S. LIBOR swap rates). The Bank also entered into interest rate swaps to convert the fixed rate investments to three-month LIBOR plus a spread. At the time of execution, management determined that if and when the market showed signs of correcting this imbalance, prudent action to recognize large short-term gains, combined with any reduction in associated risk of the “net” investment (the Bank’s risk in this investment results from any possible change between the Bank’s cost of funds and LIBOR), was warranted through the subsequent sale and termination of the related interest rate swaps. Therefore, during the three and nine months ended September 30, 2009, the Bank sold $1.9 billion and $2.7 billion of U.S. Treasury obligations and terminated the related interest rate swaps. The overall impact of these transactions was a net gain of $37.9 million and $70.9 million during the three and nine months ended September 30, 2009.
The Bank utilized, in part, the proceeds from the U.S. Treasury transactions described above to extinguish approximately $266.8 million and $853.3 million of higher costing par value debt during the three and nine months ended September 30, 2009 and, as a result, recorded losses of approximately $28.5 million and $80.9 million. The Bank expects such losses will be offset in future periods by improved earnings as a result of lower debt costs.

Conditions in the Financial Markets
Three and Nine Months Ended September 30, 2009 and December 31, 2008
Financial Market Conditions
During the three and nine months ended September 30, 2009, average market interest rates were significantly lower when compared with the same periods in 2008. The following table shows information on key average market interest rates for the three and nine months ended September 30, 2009 and 2008 and key market interest rates at December 31, 2008:

			Year-to-date	Year-to-date
	Third Quarter	Third Quarter	September 30,	September 30,
	2009	2008	2009	2008	December 31,
	3-Month	3-Month	9-Month	9-Month	2008
	Average	Average	Average	Average	Ending Rate

Fed effective[1]	0.15%	1.96%	0.17%	2.41%	0.14%
Three-month LIBOR[1]	0.41	2.91	0.83	2.98	1.43
2-year U.S. Treasury[1]	1.01	2.35	0.97	2.26	0.77
10-year U.S. Treasury[1]	3.50	3.85	3.17	3.79	2.21
30-year residential mortgage note[2]	5.17	6.33	5.08	6.09	5.14

[1]	Source is Bloomberg.

[2]	Average calculated using The Mortgage Bankers Association Weekly Application Survey; December 31, 2008 ending rates are from the last week in 2008.
The third quarter of 2009 reflected mixed economic conditions. While there have been some signs of economic improvement (i.e., rising consumer confidence and retail sales, increasing durable goods orders, and record issuance from some asset classes), there have also been signs of uncertainty in the market regarding the timing of the recovery.
The U.S. Government, the Federal Reserve, and a number of foreign governments and foreign central banks continued to take actions to stabilize the credit and liquidity markets. At the conclusion of its September policy meeting, the Federal Reserve acknowledged that “economic activity has picked up”. Although the central bank reiterated its position that an exceptionally low level of interest rates would likely be warranted for an “extended period”, the Federal Reserve also sent clear signals it is preparing to exit from parts of its credit easing.

Agency Spreads

			Year-to-date	Year-to-date
	Third Quarter	Third Quarter	September 30,	September 30,
	2009	2008	2009	2008	December 31,
	3-Month	3-Month	9-Month	9-Month	2008
	Average	Average	Average	Average	Ending Rate
FHLB spreads to LIBOR
(basis points)[1]
3-month	(0.2)	(37.9)	(56.7)	(45.7)	(131.5)
2-year	(13.3)	(15.5)	6.2	(17.6)	19.4
5-year	9.2	(0.8)	32.9	(4.1)	73.1
10-year	56.7	21.8	90.5	13.3	109.1

[1]	Source is Office of Finance.
Agency spreads to LIBOR have worsened in the three months ended September 30, 2009 in each sector when compared to the same period in 2008, resulting in higher funding costs for the Bank. The worsening of spreads to LIBOR is in part due to the significant decrease in 3-month LIBOR since December 31, 2008.
Historically, the FHLBanks’ credit quality and efficiency led to ready access to funding at competitive rates. However, since the fourth quarter of 2008, government intervention and weakening investor confidence has adversely impacted the Bank’s long-term cost of funds. As demonstrated in the table above, average agency spreads on the Bank’s longer dated maturities during the first nine months of 2009 were wider to LIBOR compared with the same period in 2008 resulting in more expensive debt costs to the Bank on its longer-term bonds. As a result, the Bank continued to rely on the issuance of shorter-term discount notes and bonds to fund longer-term assets. Although the Bank relied on the issuance of shorter-term discount notes and bonds to fund both its short- and long-term assets during the nine months ended September 30, 2009, improved market conditions during the third quarter of 2009 allowed the Bank to better match fund its longer-term assets with longer-term debt.
Selected Financial Data
The following selected financial data should be read in conjunction with the financial statements and condensed notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report, and our Form 10-K. The financial position data at September 30, 2009 and results of operations data for the three and nine months ended September 30, 2009 were derived from the unaudited financial statements and condensed notes thereto included in this report. The financial position data at December 31, 2008 was derived from the audited financial statements and notes not included in this report.

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods and is in conformity with accounting principles generally accepted in the United States of America (GAAP). The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be achieved for the full year.

Statements of Condition (Dollars in millions)	September 30, 2009	December 31, 2008
Short-term investments[1]	$4,953	$3,810
Mortgage-backed securities	9,335	9,307
Other investments[2]	6,846	2,252
Advances	36,303	41,897
Mortgage loans, net	7,838	10,685
Total assets	65,426	68,129
Consolidated obligations[3]	59,792	62,784
Mandatorily redeemable capital stock	18	11
Affordable Housing Program	40	40
Payable to REFCORP	9	1
Total liabilities	62,040	65,112
Capital stock — Class B putable	2,952	2,781
Retained earnings	458	382
Capital-to-asset ratio[4]	5.18%	4.43%

	Three Months Ended		Nine Months Ended
Operating Results and Performance Ratios	September 30,		September 30,
(Dollars in millions)	2009	2008	2009	2008
Interest income	$325.5	$612.5	$1,132.3	$1,807.2
Interest expense	267.4	532.8	1,001.8	1,589.8
Net interest income	58.1	79.7	130.5	217.4
Provision for credit losses on mortgage loans	*	—	0.3	—
Net interest income after mortgage loan credit loss provision	58.1	79.7	130.2	217.4

Other income (loss)	1.5	(6.6)	49.2	(14.3)
Other expense	11.3	10.8	35.8	32.8
Total assessments[5]	12.8	16.5	38.1	45.2
Net income	35.5	45.8	105.5	125.1

Return on average assets	0.21%	0.24%	0.20%	0.24%
Return on average capital stock	4.78	5.63	4.87	5.61
Return on average total capital	4.17	5.15	4.34	5.08
Net interest spread	0.24	0.26	0.13	0.25
Net interest margin	0.34	0.42	0.25	0.42
Operating expenses to average assets[6]	0.06	0.05	0.06	0.06
Annualized dividend rate	2.00	4.00	1.34	4.17
Cash dividends declared and paid	$14.4	$30.1	$29.0	$82.4

[1]	Short-term investments include: interest-bearing deposits, negotiable certificates of deposit, Federal funds sold and commercial paper. Short-term investments have terms less than one year.

[2]	Other investments include: long-term interest-bearing deposits, Temporary Liquidity Guarantee Program (TLGP) securities, Tennessee Valley Authority (TVA) and Federal Farm Credit Bank (FFCB) bonds, state or local housing agency obligations, Small Business Investment Company, and municipal bonds.

[3]	The par amount of the outstanding consolidated obligations for all 12 FHLBanks was $973.6 billion and $1,251.5 billion at September 30, 2009 and December 31, 2008.

[4]	Capital-to-asset ratio is capital stock plus retained earnings and accumulated other comprehensive loss as a percentage of total assets at the end of the period.

[5]	Total assessments include: Affordable Housing Program (AHP) and Resolution Funding Corporation (REFCORP).

[6]	Operating expenses to average assets ratio is salaries and benefits plus operating expenses as a percentage of average assets.

*	Represents an amount less than $0.1 million.

Results of Operations
Three and Nine Months Ended September 30, 2009 and 2008
Net Income
The Bank reported net income of $35.5 million and $105.5 million for the three and nine months ended September 30, 2009 compared with net income of $45.8 million and $125.1 million for the three and nine months ended September 30, 2008. The decrease in net income during the three and nine months ended September 30, 2009 when compared to the same periods in 2008 was primarily attributable to decreased net interest income and activity reported in other income (loss). These items are described further in the sections that follow.

Net Interest Income
The following table presents average balances and rates of major interest rate sensitive asset and liability categories for the three months ended September 30, 2009 and 2008. The table also presents the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities and the net interest margin between yield on total assets and the cost of total liabilities and capital (dollars in millions).

	For the Three Months Ended			For the Three Months Ended
	September 30, 2009			September 30, 2008
			Interest			Interest
	Average		Income/	Average		Income/
	Balance [1]	Yield/Cost	Expense	Balance [1]	Yield/Cost	Expense
Interest-earning assets
Interest-bearing deposits	$76	0.57%	$0.1	$1	2.03%	$ *
Securities purchased under agreements to resell	1,223	0.15	0.4	—	—	—
Federal funds sold	4,787	0.20	2.4	3,609	2.02	18.3
Short-term investments[2]	511	0.47	0.7	376	2.15	2.0
Mortgage-backed securities[2]	9,027	2.12	48.3	9,257	3.69	85.8
Other investments[2]	7,557	1.39	26.1	85	5.92	1.3
Advances[3]	36,578	1.65	152.4	50,931	2.91	372.0
Mortgage loans[4]	7,954	4.74	95.1	10,566	5.01	133.0
Loans to other FHLBanks	—	—	—	50	0.61	0.1

Total interest-earning assets	67,713	1.91	325.5	74,875	3.25	612.5
Noninterest-earning assets	169	—	—	167	—	—

Total assets	$67,882	1.90%	$325.5	$75,042	3.25%	$612.5

Interest-bearing liabilities
Deposits	$1,320	0.17%	$0.6	$1,308	1.72%	$5.7
Consolidated obligations
Discount notes	18,265	0.41	18.8	30,881	2.23	173.2
Bonds	44,009	2.24	247.9	38,724	3.63	353.6
Other interest-bearing liabilities	17	2.68	0.1	21	5.09	0.3

Total interest-bearing liabilities	63,611	1.67	267.4	70,934	2.99	532.8
Noninterest-bearing liabilities	903	—	—	569	—	—

Total liabilities	64,514	1.64	267.4	71,503	2.96	532.8
Capital	3,368	—	—	3,539	—	—

Total liabilities and capital	$67,882	1.56%	$267.4	$75,042	2.83%	$532.8

Net interest income and spread		0.24%	$58.1		0.26%	$79.7

Net interest margin		0.34%			0.42%

Average interest-earning assets to interest-bearing liabilities		106.45%			105.55%

Composition of net interest income
Asset-liability spread		0.26%	$44.2		0.28%	$53.3
Earnings on capital		1.64%	13.9		2.96%	26.4

Net interest income			$58.1			$79.7

[1]	Average balances do not reflect the effect of derivative master netting arrangements with counterparties.

[2]	The average balance of available-for-sale securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[3]	Advance interest income includes advance prepayment fee income of $3.5 million and $0.1 million for the three months ended September 30, 2009 and 2008.

[4]	Nonperforming loans are included in average balances used to determine average rate.

*	Represents an amount less than $0.1 million.

The following table presents average balances and rates of major interest rate sensitive asset and liability categories for the nine months ended September 30, 2009 and 2008. The table also presents the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities and the net interest margin between yield on total assets and the cost of total liabilities and capital (dollars in millions).

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2009			September 30, 2008
			Interest			Interest
	Average		Income/	Average		Income/
	Balance [1]	Yield/Cost	Expense	Balance [1]	Yield/Cost	Expense
Interest-earning assets
Interest-bearing deposits	$121	0.37%	$0.3	$3	2.45%	$0.1
Securities purchased under agreements to resell	1,239	0.18	1.6	—	—	—
Federal funds sold	6,262	0.33	15.6	3,557	2.43	64.7
Short-term investments[2]	713	0.51	2.7	558	2.61	10.9
Mortgage-backed securities[2]	9,239	2.20	152.2	7,996	3.95	236.5
Other investments[2]	5,809	1.59	69.0	82	5.99	3.7
Advances[3]	38,258	1.89	541.9	45,595	3.20	1,091.4
Mortgage loans[4]	9,662	4.83	349.0	10,660	5.01	399.8
Loans to other FHLBanks	—	—	—	18	0.69	0.1

Total interest-earning assets	71,303	2.12	1,132.3	68,469	3.53	1,807.2
Noninterest-earning assets	146	—	—	211	—	—

Total assets	$71,449	2.12%	$1,132.3	$68,680	3.51%	$1,807.2

Interest-bearing liabilities
Deposits	$1,291	0.21%	$2.1	$1,302	2.11%	$20.6
Consolidated obligations
Discount notes	23,527	0.72	126.5	27,177	2.41	490.8
Bonds	42,303	2.76	873.0	36,218	3.97	1,075.4
Other interest-bearing liabilities	45	0.65	0.2	82	4.95	3.0

Total interest-bearing liabilities	67,166	1.99	1,001.8	64,779	3.28	1,589.8
Noninterest-bearing liabilities	1,038	—	—	608	—	—

Total liabilities	68,204	1.96	1,001.8	65,387	3.25	1,589.8
Capital	3,245	—	—	3,293	—	—

Total liabilities and capital	$71,449	1.87%	$1,001.8	$68,680	3.09%	$1,589.8

Net interest income and spread		0.13%	$130.5		0.25%	$217.4

Net interest margin		0.25%			0.42%

Average interest-earning assets to interest-bearing liabilities		106.16%			105.70%

Composition of net interest income
Asset-liability spread		0.16%	$82.8		0.26%	$137.3
Earnings on capital		1.96%	47.7		3.25%	80.1

Net interest income			$130.5			$217.4

[1]	Average balances do not reflect the effect of derivative master netting arrangements with counterparties.

[2]	The average balance of available-for-sale securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[3]	Advance interest income includes advance prepayment fee income of $6.7 million and $0.7 million for the nine months ended September 30, 2009 and 2008.

[4]	Nonperforming loans and loans held for sale are included in average balances used to determine average rate.

Average assets decreased $7.2 billion to $67.9 billion during the three months ended September 30, 2009 when compared to the same period in 2008. The decrease was primarily attributable to decreased average advances resulting from decreased member demand as well as decreased average mortgage loans resulting from the mortgage loan sale transaction. The decrease was partially offset by increased average investments. Average assets increased $2.8 billion to $71.4 billion during the nine months ended September 30, 2009 when compared to the same period in 2008. The increase was primarily attributable to increased average investments resulting from the Bank’s efforts to replace mortgage assets sold and improve investment income, partially offset by decreased average advances and mortgage loans. See “Asset-Liability Spread” at page 74 for further discussion.
Average liabilities decreased $7.0 billion to $64.5 billion and increased $2.8 billion to $68.2 billion during the three and nine months ended September 30, 2009 when compared to the same periods in 2008. The decrease during the three months ended September 30, 2009 was primarily attributable to decreased average discount notes as a result of decreased average short-term advances. The increase during the nine months ended September 30, 2009 was primarily attributable to increased average bonds as a result of increased average investments. Due to improved market conditions during the third quarter of 2009, the Bank began issuing bonds rather than discount notes to fund its longer-term assets.
Average capital decreased $171 million and $48 million during the three and nine months ended September 30, 2009 compared to the same periods in 2008. Average capital levels were higher during the three and nine months ended September 30, 2008 due to higher advance balances and therefore higher levels of activity-based capital stock supporting those balances. The decrease was partially offset by decreased average unrealized losses on available-for-sale securities recorded in accumulated other comprehensive loss and increased average retained earnings during the three and nine months ended September 30, 2009.

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

	Variance For the Three Months Ended			Variance For the Nine Months Ended
	September 30, 2009 vs. September 30, 2008			September 30, 2009 vs. September 30, 2008
	Total Increase		Total	Total Increase		Total
	(Decrease) Due to		Increase	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income
Interest-bearing deposits	$0.1	$—	$0.1	$0.3	$(0.1)	$0.2
Securities purchased under agreements to resell	0.4	—	0.4	1.6	—	1.6
Federal funds sold	4.6	(20.5)	(15.9)	29.3	(78.4)	(49.1)
Short-term investments	0.6	(1.9)	(1.3)	2.4	(10.6)	(8.2)
Mortgage-backed securities	(2.1)	(35.4)	(37.5)	32.5	(116.8)	(84.3)
Other investments	26.5	(1.7)	24.8	70.0	(4.7)	65.3
Advances	(86.7)	(132.9)	(219.6)	(155.1)	(394.4)	(549.5)
Mortgage loans	(31.2)	(6.7)	(37.9)	(36.7)	(14.1)	(50.8)
Loans to other FHLBanks	(0.1)	—	(0.1)	(0.1)	—	(0.1)

Total interest income	(87.9)	(199.1)	(287.0)	(55.8)	(619.1)	(674.9)

Interest expense
Deposits	0.1	(5.2)	(5.1)	(0.2)	(18.3)	(18.5)
Consolidated obligations
Discount notes	(51.5)	(102.9)	(154.4)	(58.5)	(305.8)	(364.3)
Bonds	43.6	(149.3)	(105.7)	161.0	(363.4)	(202.4)
Other interest-bearing liabilities	(0.1)	(0.1)	(0.2)	(0.9)	(1.9)	(2.8)

Total interest expense	(7.9)	(257.5)	(265.4)	101.4	(689.4)	(588.0)

Net interest income	$(80.0)	$58.4	$(21.6)	$(157.2)	$70.3	$(86.9)

The two components of the Bank’s net interest income are earnings from our asset-liability spread and earnings on capital. See further discussion in “Asset-Liability Spread” and “Earnings on Capital” at pages 74 and 75.
The yield on total interest-earning assets and cost of interest-bearing liabilities are impacted by our use of derivatives to adjust the interest rate sensitivity of assets and liabilities. For the net effect of the Bank’s hedging activities by product on net income see “Hedging Activities” at page 78.

Asset-Liability Spread
Asset-liability spread income decreased $9.1 million and $54.5 million during the three and nine months ended September 30, 2009 compared with the same periods in 2008. The Bank’s asset-liability spread income was impacted by the following:
•	Interest income on the Bank’s advance portfolio (including advance prepayment fees, net) decreased $219.6 million or 59 percent and $549.5 million or 50 percent during the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to lower interest rates. In addition, average advance volumes decreased $14.4 billion or 28 percent and $7.3 billion or 16 percent during the three and nine months ended September 30, 2009 compared to the same periods in 2008 due to the availability of alternative wholesale funding options for member banks as well as increased deposit growth realized by many members.
•	Interest expense on the Bank’s discount notes decreased $154.4 million or 89 percent and $364.3 million or 74 percent during the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to lower interest rates. In addition, average discount note volumes decreased $12.6 billion or 41 percent and $3.7 billion or 13 percent during the three and nine months ended September 30, 2009 compared to the same periods in 2008. Discount note volumes declined as a result of the Bank not replacing maturing discount notes due to decreased short-term funding needs as well as the ability to fund longer-term during the three months ended September 30, 2009.
•	Interest expense on the Bank’s bonds decreased $105.7 million or 30 percent and $202.4 million or 19 percent during the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to lower interest rates, partially offset by increased average bond volumes. Capitalizing on the lower interest rates, the Bank also extinguished debt during the three and nine months ended September 30, 2009. A portion of the extinguished debt was replaced with lower costing debt thereby lowering interest costs. Average bond volumes increased during the three and nine months ended September 30, 2009 compared to the same periods in 2008 as a result of increased funding needs due to increased average investments. Additionally, due to improved market conditions during the third quarter of 2009, the Bank was able to issue longer-term bonds rather than discount notes to fund its longer-term assets.
•	Interest income on the Bank’s mortgage-backed securities (MBS) decreased $37.5 million or 44 percent and $84.3 million or 36 percent during the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to lower interest rates. At September 30, 2009, $6.6 billion or 71 percent of the Bank’s MBS portfolio was variable rate. As interest rates decline, so will the associated interest income on the variable rate MBS.

•	Interest income on the Bank’s other investments increased $24.8 million and $65.3 million during the three and nine months ended September 30, 2009 when compared to the same periods in 2008 primarily due to the Bank purchasing additional investments during the nine months ended September 30, 2009 in an effort to improve investment income and replace mortgage assets. During the nine months ended September 30, 2009 the Bank purchased $2.7 billion of U.S. Treasury obligations, $4.2 billion of TLGP securities, $0.7 billion of TVA and FFCB bonds, and $0.2 billion of taxable municipal bonds.
•	Interest income on the Bank’s mortgage loans decreased $37.9 million or 28 percent and $50.8 million or 13 percent during the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to lower volumes resulting from the sale of mortgage loans during the second quarter of 2009 as well as payoffs exceeding originations.
•	Interest income on the Bank’s Federal funds sold decreased $15.9 million or 87 percent and $49.1 million or 76 percent during the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to lower interest rates, partially offset by increased average Federal funds sold volumes.
Earnings on Capital
We invest our capital to generate earnings, generally for the same repricing maturity as the assets being supported. Earnings on capital decreased $12.5 million and $32.4 million during the three and nine months ended September 30, 2009 compared with the same periods in 2008 primarily due to the lower interest rate environment as well as the availability of attractive investment opportunities. As short-term interest rates have declined and investment opportunities were limited, the earnings contribution from capital decreased. In addition, average capital balances decreased $171 million and $48 million during the three and nine months ended September 30, 2009 when compared to the same periods in 2008.

Other Income (Loss)
The following table presents the components of other income (loss) (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Service fees	$0.4	$0.5	$1.6	$1.7
Net realized and unrealized (loss) gain on trading securities	(1.7)	—	52.1	—
Net gain (loss) on sale of available-for-sale securities	31.1	—	(11.7)	—
Net loss on bonds held at fair value	(3.2)	—	(15.4)	—
Net gain on loans held for sale	—	—	1.3	—
Net gain (loss) on derivatives and hedging activities	1.9	(2.1)	98.3	(12.5)
(Loss) gain on extinguishment of debt	(28.5)	—	(80.9)	0.2
Other, net	1.5	(5.0)	3.9	(3.7)

Total other income (loss)	$1.5	$(6.6)	$49.2	$(14.3)

Other income (loss) can be volatile from period to period depending on the type of financial activity recorded. During the three and nine months ending September 30, 2009 other income (loss) was impacted by the sale of U.S. Treasury obligations and the termination of the related interest rate swaps, debt extinguishments, net realized and unrealized (loss) gain on trading securities, and net losses on bonds held at fair value.

During the three and nine months ended September 30, 2009 the Bank purchased and sold 30-year U.S. Treasury obligations on three separate occasions. On each occasion, the Bank entered into interest rate swaps to convert the fixed rate investments to floating rate. The relationships were accounted for as a fair value hedge relationship with changes in LIBOR (benchmark interest rate) reported as hedge ineffectiveness through “net gain (loss) on derivative and hedging activities.” The Bank sold these securities and terminated the related interest rate swaps. The impact of the sale of the securities was accounted for through “net gain (loss) on sale of available-for-sale securities” and the impact of the termination of the swaps was accounted for through “net gain (loss) on derivatives and hedging activities”. The impact of each of the sales of U.S. Treasury obligations and termination of the related interest rate swaps are summarized as follows:
•	In June 2009 the Bank sold $800.0 million of U.S. Treasury obligations and terminated the related interest rate swaps resulting in a $90.1 million gain on the termination of the related interest rate swaps and a $42.8 million loss on the sale of the available-for-sale securities. In addition, the Bank realized $14.3 million in hedge ineffectiveness losses. The overall impact of this transaction was a net gain of $33.0 million.

•	In July 2009 the Bank sold $900.0 million of U.S. Treasury obligations and terminated the related interest rate swaps resulting in a $11.8 million loss on the termination of the related interest rate swaps and a $26.1 million gain on the sale of the available-for-sale securities. In addition, the Bank realized $1.3 million in hedge ineffectiveness losses. The overall impact of this transaction was a net gain of $13.0 million.

•	In September 2009 the Bank sold $1.0 billion of U.S. Treasury obligations and terminated the related interest rate swaps resulting in a $18.4 million gain on the termination of the related interest rate swaps and a $5.0 million gain on the sale of the available-for-securities. In addition, the Bank realized $1.5 million in hedge ineffectiveness gains. The overall impact of this transaction was a net gain of $24.9 million.
Based on the above details the Bank recorded a net gain on the sale of available-for-sale securities of $31.1 million during the three months ended September 30, 2009 and a net loss of $11.7 million during the nine months ended September 30, 2009. In addition, the termination of the related interest rate swaps and the ineffectiveness resulted in a total net gain on derivatives and hedging activities of $6.8 million and $82.6 million for the three and nine months ended September 30, 2009.
The Bank extinguished bonds with a total par value of $266.8 million and $853.3 million during the three and nine months ended September 30, 2009 as a result of its desire to reduce future interest costs, the mortgage loan sale transaction during the second quarter of 2009, and mortgage prepayments. This resulted in losses of $28.5 million and $80.9 million during the three and nine months ended September 30, 2009. These losses exclude net losses on basis adjustment amortization of $1.2 million and net gains on basis adjustment accretion of $4.5 million recorded in net interest income for the three and nine months ended September 30, 2009. As a result, total net losses on extinguishment of debt totaled $29.7 million and $76.4 million during the three and nine months ended September 30, 2009.

The trading securities consist of TLGP and taxable municipal bonds. During the third quarter of 2009, the Bank recorded unrealized losses on TLGP due to a decline in investor demand as the programs issuance deadline of October 31, 2009 approached. These losses were partially offset by unrealized gains in taxable municipal bonds. During the nine months ended September 30, 2009 the Bank recorded gains of $52.1 million primarily due to gains on TLGP driven by favorable spreads.
Finally, net losses on bonds held at fair value were primarily attributable to an increase in the Federal funds interest rate during the three and nine months ended September 30, 2009. These losses were offset by gains on interest rate swaps being used to hedge the bonds recorded as a component of “net gains (losses) on derivative and hedging activities” in other income (loss).
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

	Three Months Ended September 30, 2009
Net effect of			Mortgage	Consolidated	Balance
Hedging Activities	Advances	Investments	Assets	Obligations	Sheet	Total

Net (amortization)\ accretion	$(12.3)	$—	$(0.4)	$9.3	$—	$(3.4)

Net realized and unrealized gains on derivatives and hedging activities	0.8	7.8	—	0.3	—	8.9
(Losses) Gains — Economic Hedges	(0.4)	(15.2)	(0.2)	7.0	1.8	(7.0)

Reported in Other Income (Loss)	0.4	(7.4)	(0.2)	7.3	1.8	1.9

Total	$(11.9)	$(7.4)	$(0.6)	$16.6	$1.8	$(1.5)

	Three Months Ended September 30, 2008
Net effect of			Mortgage	Consolidated	Balance
Hedging Activities	Advances	Investments	Assets	Obligations	Sheet	Total

Net (amortization)\ accretion	$(17.8)	$—	$(0.4)	$14.6	$—	$(3.6)

Net realized and unrealized (losses) gains on derivatives and hedging activities	(0.6)	—	—	1.2	—	0.6
Gains (Losses) — Economic Hedges	5.6	—	1.0	(4.3)	(5.0)	(2.7)

Reported in Other Income (Loss)	5.0	—	1.0	(3.1)	(5.0)	(2.1)

Total	$(12.8)	$—	$0.6	$11.5	$(5.0)	$(5.7)

	Nine Months Ended September 30, 2009
Net effect of			Mortgage	Consolidated	Balance
Hedging Activities	Advances	Investments	Assets	Obligations	Sheet	Total

Net (amortization)\ accretion	$(43.8)	$—	$(1.3)	$23.8	$—	$(21.3)

Net realized and unrealized gains on derivatives and hedging activities	3.0	82.4	—	10.0	—	95.4
(Losses) Gains — Economic Hedges	(0.7)	(15.2)	(2.2)	10.1	10.9	2.9

Reported in Other Income (Loss)	2.3	67.2	(2.2)	20.1	10.9	98.3

Total	$(41.5)	$67.2	$(3.5)	$43.9	$10.9	$77.0

	Nine Months Ended September 30, 2008
Net effect of			Mortgage	Consolidated	Balance
Hedging Activities	Advances	Investments	Assets	Obligations	Sheet	Total

Net (amortization)\ accretion	$(25.8)	$—	$(1.4)	$14.8	$—	$(12.4)

Net realized and unrealized losses on derivatives and hedging activities	(0.2)	—	—	(0.6)	—	(0.8)
Gains (Losses) — Economic Hedges	3.0	—	(0.5)	(5.7)	(8.5)	(11.7)

Reported in Other Income (Loss)	2.8	—	(0.5)	(6.3)	(8.5)	(12.5)

Total	$(23.0)	$—	$(1.9)	$8.5	$(8.5)	$(24.9)

Net amortization/accretion. The effect of hedging on net amortization/accretion varies from period to period depending on the Bank’s activities, including terminating hedge relationships to manage our risk profile and the amount of upfront fees received or paid on derivative transactions. During the three months ended September 30, 2008, the Bank voluntarily terminated certain interest rate swaps that were being used to hedge both advances and consolidated obligations in an effort to reduce the Bank’s counterparty risk profile. This termination activity resulted in basis adjustments that are amortized/accreted level-yield over the remaining life of the advance or consolidated obligation. As a result, basis adjustment amortization/accretion was higher for both advances and consolidated obligations for the three months ended September 30, 2008 when compared to the same period in 2009. During the nine months ended September 30, 2009 advance basis adjustment amortization increased compared with the same period in 2008 primarily due to normal amortization of advance basis adjustments created during the latter half of 2008. Consolidated obligation basis adjustment accretion increased as a result of the Bank extinguishing debt during the nine months ended September 30, 2009.
Net realized and unrealized gains (losses) on derivatives and hedging activities. Hedge ineffectiveness occurs when changes in fair value of the derivative and the related hedged item do not perfectly offset each other. Hedge ineffectiveness is driven by changes in the benchmark interest rate and volatility. As the benchmark interest rate changes and the magnitude of that change intensifies, so will the impact on the Bank’s net realized and unrealized gains (losses) on derivatives and hedging activities. Additionally, volatility in the marketplace may intensify this impact. Hedge ineffectiveness gains (losses) during the three and nine months ended September 30, 2009 was primarily due to investment hedge relationships. During the three and nine months ended September 30, 2009 the Bank sold $1.9 billion and $2.7 billion of U.S. Treasury obligations and terminated the related interest rate swaps recognizing gains on the derivative termination of $6.6 million and $96.7 million. In addition, the Bank recognized ineffectiveness gains of $0.2 million during the three months ended September 30, 2009 and ineffectiveness losses of $14.1 during the nine months ended September 30, 2009. For additional information about the Bank’s sale of U.S. Treasury obligations and termination of the related interest rate swaps, see “Other Income (Loss) at page 76.

(Losses) Gains — Economic Hedges. During the three and nine months ended September 30, 2009, economic hedges were primarily used to manage interest rate and prepayment risks in our balance sheet. Changes in (losses) gains on economic hedges are primarily driven by the Bank’s use of economic hedges due to changes in our balance sheet profile, changes in interest rates and volatility, and the loss of hedge accounting for certain hedge relationships failing retrospective hedge effectiveness testing. Economic hedges do not qualify for hedge accounting and as a result the Bank records a fair market value gain or loss on the derivative instrument without recording the corresponding loss or gain on the hedged item. In addition, the interest accruals on the hedges are recorded as a component of other income (loss) instead of a component of net interest income. (Losses) gains on economic hedges were impacted by the following events during the three and nine months ended September 30, 2009 when compared with the same periods in 2008:
•	Consolidated obligation economic hedge gains/losses was primarily impacted by economic hedges on fair value option bonds as well as the effect of failed retrospective hedge effectiveness tests. The Bank had economic hedges protecting against changes in the fair value of variable interest rate bonds indexed to the Federal funds interest rate. During the three and nine months ended September 30, 2009 the Bank recorded $2.6 million and $15.9 million in gains related to these economic hedges. These gains were partially offset by losses on the variable interest rate bonds, as the Bank elected the fair value option, of $3.2 million and $15.4 million reported in “Net loss on bonds held at fair value” in other income (loss) in the Statements of Income. Additionally, the Bank performs a retrospective hedge effectiveness test at least quarterly. If a hedge relationship fails this test, the Bank can no longer receive hedge accounting and the derivative is accounted for as an economic hedge. Due to volatility in the market, the Bank experienced increased losses related to consolidated obligation hedging relationships failing the retrospective hedge effectiveness tests.
•	The Bank held interest rate swaps on its balance sheet as economic hedges against adverse changes in the fair value for a portion of its trading securities indexed to LIBOR. During the three and nine months ended September 30, 2009 the Bank experienced $12.7 million and $11.2 million in losses related to these economic hedges. These losses were partially offset by unrealized gains on the trading securities of $9.3 million and $17.2 million.
•	The Bank held interest rate caps on its balance sheet as economic hedges to protect against increases in interest rates. Due to volatility in the market, the Bank recorded $1.8 million and $10.9 million in gains on these derivatives during the three and nine months ended September 30, 2009.

Net Interest Income by Segment
The Bank’s segment results are analyzed on an adjusted net interest income basis. Adjusted net interest income is net interest income adjusted for basis adjustment amortization/accretion on called and extinguished debt included in interest expense, economic hedging costs included in other income (loss), and concession expense on fair value option bonds included in other expense.
The following shows the Bank’s financial performance by operating segment and a reconciliation of financial performance to net interest income for the three months ended September 30, 2009 and 2008 (dollars in millions):

	Three Months Ended September 30,
	2009	2008
Adjusted net interest income after mortgage loan credit loss provision

Member Finance	$45.6	$43.4
Mortgage Finance	15.1	36.9

Total	$60.7	$80.3

Reconciliation of the Bank’s operating segment results to net interest income

Adjusted net interest income after mortgage loan credit loss provision	$60.7	$80.3
Interest expense on basis adjustment accretion (amortization) of called debt	0.1	(0.4)
Interest expense on basis adjustment amortization of extinguished debt	(1.2)	—
Net interest income on economic hedges	(1.5)	(0.2)

Net interest income after mortgage loan credit loss provision	$58.1	$79.7

Other income (loss)	1.5	(6.6)
Other expense	11.3	10.8

Income before assessments	$48.3	$62.3

The following shows the Bank’s financial performance by operating segment and a reconciliation of financial performance to net interest income for the nine months ended September 30, 2009 and 2008 (dollars in millions):

	Nine Months Ended September 30,
	2009	2008
Adjusted net interest income after mortgage loan credit loss provision

Member Finance	$92.4	$137.4
Mortgage Finance	57.3	88.5

Total	$149.7	$225.9

Reconciliation of the Bank’s operating segment results to net interest income

Adjusted net interest income after mortgage loan credit loss provision	$149.7	$225.9
Interest expense on basis adjustment amortization of called debt	(17.8)	(10.8)
Interest expense on basis adjustment accretion of extinguished debt	4.5	—
Concession expense on fair value option bonds	*	—
Net interest (income) expense on economic hedges	(6.2)	2.3

Net interest income after mortgage loan credit loss provision	$130.2	$217.4

Other income (loss)	49.2	(14.3)
Other expense	35.8	32.8

Income before assessments	$143.6	$170.3

*	Amount is less than $0.1 million.
The Bank’s adjusted net interest income was approximately $60.7 million and $149.7 million for the three and nine months ended September 30, 2009 compared to unadjusted net interest income of $58.1 million and $130.2 million for the same periods. The difference between the adjusted net interest income and the Bank’s reported net interest income is due to the adjustments reflected above. These adjustments primarily impacted the Mortgage Finance segment as described in the following paragraphs.

Member Finance. Member Finance adjusted net interest income increased $2.2 million and decreased $45.0 million during the three and nine months ended September 30, 2009 when compared with the same periods in 2008. The increase during the three months ended September 30, 2009 was primarily attributable to an increase in non-MBS investments. The decrease during the nine months ended September 30, 2009 was primarily attributable to the decreased interest rate environment, partially offset by increased average assets. The segment’s average assets increased $2.5 billion to $52.5 billion during the nine months ended September 30, 2009 when compared to the same period in 2008 primarily due to the purchase of non-MBS investments, including TLGP debt, Federal funds sold, U.S. Treasury obligations, taxable municipal bonds, and resale agreements. The Bank increased its investment purchases in an effort to improve investment income and replace mortgage assets. In addition, during the nine months ended September 30, 2009, the Bank used a portion of the proceeds from the mortgage loan sale to purchase TVA and FFCB bonds. The purchase of these investments resulted in the Bank transferring a portion of its assets from the Mortgage Finance segment to the Member Finance segment in order to be consistent with its segment methodology. The Bank expects increased future investment income in the Member Finance segment as a result of this asset transfer.
Mortgage Finance. Mortgage Finance adjusted net interest income decreased $21.8 million and $31.2 million during the three and nine months ended September 30, 2009 when compared with the same periods in 2008. The decrease was primarily attributable to the decreased interest rate environment as well as the sale of mortgage loans during the second quarter of 2009. During the nine months ended September 30, 2009, the Bank used a portion of the proceeds from the mortgage loan sale to purchase multi-family agency MBS classified as available-for-sale.
As reflected in the Member Finance segment above, the Bank used a portion of the proceeds from the mortgage loan sale to purchase TVA and FFCB bonds. Since these bonds were recorded under the Member Finance segment, the Bank experienced lower Mortgage Finance income during the third quarter of 2009 as a result of both decreased asset balances and decreased yield.
During the nine months ended September 30, 2009, the Mortgage Finance segment was materially impacted by basis adjustments on called debt. The Bank called $1.2 billion of higher cost par value bonds and consequently amortized $17.2 million of basis adjustment expense related to the outstanding bonds during the nine months ended September 30, 2009. A portion of these bonds was called and not replaced due to mortgage prepayments experienced during the nine months ended September 30, 2009 and the sale of mortgage loans during the second quarter of 2009. A portion was replaced with lower cost debt and will therefore provide future cost savings that will offset the current expense recognized.
Additionally, adjusted net interest income eliminates the impact of basis adjustments on extinguished debt as it is offset by losses recorded in other income (loss). The Bank recognized net losses of approximately $29.7 million and $76.4 million on these extinguishments during the three and nine months ended September 30, 2009. The Bank expects such losses to be offset in future periods by improved earnings as a result of lower debt costs.

Statements of Condition at September 30, 2009 and December 31, 2008
Financial Highlights
The Bank’s total assets decreased four percent to $65.4 billion at September 30, 2009 from $68.1 billion at December 31, 2008. Total liabilities decreased five percent to $62.0 billion at September 30, 2009 from $65.1 billion at December 31, 2008. Total capital increased twelve percent to $3.4 billion at September 30, 2009 from $3.0 billion at December 31, 2008. The overall financial condition for the periods presented has been influenced by changes in investment purchases, changes in member advances, the sale of mortgage loans, funding activities, and the temporary discontinuation of voluntarily repurchasing excess capital stock. See further discussion of changes in the Bank’s financial condition in the appropriate sections that follow.
Advances
At September 30, 2009, advances totaled $36.3 billion, which is a 13 percent decrease from $41.9 billion at December 31, 2008. The decrease is primarily due to the availability of alternative wholesale funding options for member banks as well as increased deposit growth realized by many members. This has driven demand for the Bank’s advances down and allowed members to prepay their advances. During the three and nine months ended September 30, 2009 members prepaid approximately $1.4 billion and $4.0 billion of advances. A portion of the decrease in advances was offset by the Bank offering unique funding opportunities to its members during the three and nine months ended September 30, 2009. These unique funding opportunities increase advance demand for the Bank and allow members to borrow from the Bank at a discounted rate for a particular advance product.
The FHLBank Act requires the Bank to obtain sufficient collateral on advances to protect against losses. The Bank has never experienced a credit loss on an advance to a member or eligible housing associate. Bank management has policies and procedures in place to appropriately manage this credit risk. Accordingly, the Bank has not provided any allowance for losses on advances. See additional discussion regarding our collateral requirements in the “Advances” section within “Risk Management” at page 119.

The composition of our advances based on remaining term to scheduled maturity was as follows (dollars in millions):

	September 30, 2009				December 31, 2008
			Percent of			Percent of
	Amount		Total		Amount	Total
Simple fixed rate advances
Overdrawn demand deposit accounts	$	*	*	%	$1	*	%
One month or less		710	2.0		2,852	7.0
Over one month through one year		5,603	15.8		5,220	12.8
Greater than one year		10,186	28.8		10,108	24.9

		16,499	46.6		18,181	44.7
Simple variable rate advances
One month or less		—	—		4	*
Over one month through one year		552	1.6		418	1.1
Greater than one year		3,510	9.9		4,560	11.2

		4,062	11.5		4,982	12.3

Callable advances
Fixed rate		272	0.7		262	0.6
Variable rate		5,672	16.0		7,527	18.5
Putable advances
Fixed rate		7,371	20.8		8,122	20.0
Community investment advances
Fixed rate		982	2.7		1,000	2.5
Variable rate		97	0.3		104	0.3
Callable — fixed rate		60	0.2		62	0.1
Putable — fixed rate		423	1.2		423	1.0

Total par value		35,438	100.0%		40,663	100.0%

Hedging fair value adjustments
Cumulative fair value gain		757			1,082
Basis adjustments from terminated and ineffective hedges		108			152

Total advances		$36,303			$41,897

*	Amount is less than one million or 0.1 percent.
Cumulative fair value gains decreased $325 million at September 30, 2009 when compared to December 31, 2008. Substantially all of the cumulative fair value gains on advances are offset by the net estimated fair value losses on the related derivative contracts. Basis adjustments decreased $44 million at September 30, 2009 when compared to December 31, 2008 due to normal amortization of basis adjustments created during the latter half of 2008. For additional details see the “Derivatives” section at page 96.

The following tables show advance balances for our five largest member borrowers (dollars in millions):

			September 30,	Percent of
			2009	Total
Name	City	State	Advances[1]	Advances

Transamerica Life Insurance Company[2]	Cedar Rapids	IA	$5,450	15.4%
Aviva Life and Annuity Company[2]	Des Moines	IA	2,955	8.3
TCF National Bank	Sioux Falls	SD	2,450	6.9
ING USA Annuity and Life Insurance Company	Des Moines	IA	1,304	3.7
Superior Guaranty Insurance Company[3]	Minneapolis	MN	1,250	3.5

			13,409	37.8

Housing associates			461	1.3
All others			21,568	60.9

Total advances (at par value)			$35,438	100.0%

			December 31,	Percent of
			2008	Total
Name	City	State	Advances[1]	Advances

Transamerica Life Insurance Company[2]	Cedar Rapids	IA	$5,450	13.4%
Aviva Life and Annuity Company[2]	Des Moines	IA	3,131	7.7
ING USA Annuity and Life Insurance Company	Des Moines	IA	2,994	7.4
TCF National Bank	Wayzata	MN	2,475	6.1
Superior Guaranty Insurance Company[3]	Minneapolis	MN	2,250	5.5

			16,300	40.1

Housing associates			302	0.7
All others			24,061	59.2

Total advances (at par value)			$40,663	100.0%

[1]	Amounts represent par value before considering unamortized commitment fees, premiums and discounts, and hedging fair value adjustments.

[2]	Transamerica Life Insurance Company and Aviva Life and Annuity Company have not signed new collateral maintenance agreements and therefore can not initiate new advances. At September 30, 2009 the remaining weighted average life of advances held by Transamerica Life Insurance Company and Aviva Life and Annuity Company was 5.25 years and 4.71 years. See additional discussion regarding our collateral agreements in the “Advances” section within “Risk Management” at page 119.

[3]	Superior Guaranty Insurance Company (Superior) is an affiliate of Wells Fargo Bank, N.A (Wells Fargo).

Mortgage Loans
The following table shows information on mortgage loans held for portfolio (dollars in millions):

	September 30,	December 31,
	2009	2008
Single family mortgages
Fixed rate conventional loans
Contractual maturity less than or equal to 15 years	$1,972	$2,408
Contractual maturity greater than 15 years	5,480	7,845

Subtotal	7,452	10,253

Fixed rate government-insured loans
Contractual maturity less than or equal to 15 years	2	2
Contractual maturity greater than 15 years	381	421

Subtotal	383	423

Total par value	7,835	10,676

Premiums	55	86
Discounts	(55)	(81)
Basis adjustments from mortgage loan commitments	4	4
Allowance for credit losses	(1)	*

Total mortgage loans held for portfolio, net	$7,838	$10,685

*	Amount is less than one million.
Mortgage loans decreased approximately $2.8 billion at September 30, 2009 when compared to December 31, 2008. The decrease was primarily due to the Bank selling $2.1 billion of mortgage loans to the FHLBank of Chicago, who immediately resold these loans to Fannie Mae during the second quarter of 2009.

Excluding the mortgage loan sale transaction, mortgage loans decreased approximately $0.7 billion at September 30, 2009 when compared to December 31, 2008. This decrease in mortgage loans was driven by an increase in principal repayments, partially offset by an increase in originations. Total principal repayments amounted to $2.1 billion during the nine months ended September 30, 2009 as compared to $1.0 billion for the same period in 2008. Total originations amounted to $1.4 billion for the nine months ended September 30, 2009 compared to $0.8 billion for the same period in 2008. The increase in principal repayments and originations was a result of the decreased interest rate environment throughout the first half of 2009. During the third quarter of 2009, as interest rates increased and underwriting standards remained stringent, borrowers had less incentive to refinance, and as a result, the Bank experienced fewer principal repayments. The annualized weighted average pay-down rate for mortgage loans for the nine months ended September 30, 2009 was approximately 25 percent compared with 12 percent at September 30, 2008.
Mortgage loans acquired from members are concentrated primarily with Superior, an affiliate of Wells Fargo. At September 30, 2009 and December 31, 2008, mortgage loans acquired from Superior amounted to $4.6 billion and $7.9 billion, respectively. The decrease in mortgage loans held from Superior at September 30, 2009 when compared to December 31, 2008 was due to the mortgage loan sale transaction during the second quarter of 2009.
Effective February 26, 2009, the MPF program was expanded to include a new off-balance sheet product called MPF Xtra (MPF Xtra is a registered trademark of the FHLBank of Chicago). Under this product, the Bank assigns 100 percent of its interests in participating financial institution (PFI) master commitments to the FHLBank of Chicago. The FHLBank of Chicago then purchases mortgage loans from the Bank’s PFIs under the master commitments and sells those loans to Fannie Mae. Currently, only PFIs that retain servicing of their MPF loans are eligible for the MPF Xtra product. As of September 30, 2009, the FHLBank of Chicago had funded $96.0 million of MPF Xtra mortgage loans under the master commitments of the Bank’s PFIs. The Bank recorded approximately $21,000 and $44,000 in MPF Xtra fee income from the FHLBank of Chicago during the three and nine months ended September 30, 2009.
For additional discussion regarding the MPF credit risk sharing arrangements, see “Mortgage Assets” at page 121.

Investments
The following table shows the book value of investments (dollars in millions):

	September 30, 2009		December 31, 2008
		Percent of		Percent of
	Amount	Total	Amount	Total
Short-term investments
Interest-bearing deposits	$18	* %	$—	—%
Negotiable certificates of deposit	450	2.2	—	—
Federal funds sold	4,485	21.2	3,425	22.3
Commercial paper	—	—	385	2.5

	4,953	23.4	3,810	24.8

Long-term investments
Mortgage-backed securities
Government-sponsored enterprise	9,219	43.6	9,169	59.7
U.S. government agency-guaranteed	45	0.2	52	0.3
MPF shared funding	35	0.2	47	0.3
Other	36	0.2	39	0.3

	9,335	44.2	9,307	60.6

Non-mortgage-backed securities
Interest-bearing deposits	2	*	—	—
Government-sponsored enterprise obligations	779	3.7	—	—
State or local housing agency obligations	125	0.6	93	0.6
TLGP	5,680	26.9	2,152	14.0
Taxable municipal bonds	252	1.2	—	—
Other	8	*	7	*

	6,846	32.4	2,252	14.6

Total investments	$21,134	100.0%	$15,369	100.0%

Investments as a percent of total assets		32.3%		22.6%

*	Amount is less than 0.1 percent.
Investment balances increased $5.8 billion or 38 percent at September 30, 2009 compared with December 31, 2008. The increase was primarily due to an increase in investments in TLGP debt, Federal funds sold, GSE obligations, taxable municipal bonds, and negotiable certificates of deposit. The Bank purchased these additional investments during the nine months ended September 30, 2009 in an effort to improve investment income and replace mortgage assets.

Despite the Bank’s increase in investments at September 30, 2009, short-term investment rates are low, primarily due to increased deposit levels and the availability of various government funding programs for financial institutions serving as the Bank’s counterparties for short-term investments. The limited access to investment counterparties has made it more challenging for the Bank to find favorable investment opportunities meeting the Bank’s risk profile. As a result, the Bank’s short-term investments declined during the third quarter of 2009.
The Bank evaluates its individual available-for-sale and held-to-maturity securities for other-than-temporary impairment (OTTI) on at least a quarterly basis. As part of this process, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an OTTI in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position meeting neither of these conditions, the Bank performs analyses to determine if any of these securities are other-than-temporarily impaired.
To support consistency among the FHLBanks, the FHLBanks formed an OTTI Governance Committee with the responsibility for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. In accordance with this methodology, the Bank may engage another designated FHLBank to perform the cash flow analysis underlying its OTTI determination. In order to promote consistency in the application of the assumptions, inputs, and implementation of the OTTI methodology, the FHLBanks established control procedures whereby the FHLBanks performing the cash flow analysis select a sample group of private-label MBS and each perform cash flow analyses on all such test MBS, using the assumptions approved by the OTTI Governance Committee. These FHLBanks exchange and discuss the results and make any adjustments necessary to achieve consistency among their respective cash flow models.
Utilizing this methodology, the Bank is responsible for making its own determination of impairment, which includes determining the reasonableness of assumptions, inputs, and methodologies used. At September 30, 2009 the Bank obtained its cash flow analysis from its designated FHLBanks on all five of its private-label MBS. The cash flow analysis uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s private-label MBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more. The Bank’s housing price forecast assumed CBSA level current-to-trough home price declines ranging from zero percent to 20 percent over the next 9 to 15 months. Thereafter, home prices are projected to increase zero percent in the first six months, 0.5 percent in the next six months, three percent in the second year, and four percent in each subsequent year.

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
At September 30, 2009 the Bank’s private-label MBS cash flow analysis did not project any credit losses and therefore, no OTTI was considered to have occurred. Even under an adverse scenario that delays recovery of the housing price index, no OTTI was considered to have occurred. The remainder of the Bank’s available-for-sale and held-to-maturity securities portfolio has experienced unrealized losses due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on its available-for-sale and held-to-maturity securities in an unrealized loss position. The Bank does not intend to sell these securities, and it is unlikely the Bank will be required to sell these securities, before its anticipated recovery of the remaining amortized cost basis. As a result of the Bank’s analysis on the available-for-sale and held-to-maturity securities portfolio, no OTTI was required to be taken.
Approximately 93 percent of the unrealized losses in our investment portfolio are related to agency securities guaranteed by a GSE. The remaining seven percent of unrealized losses are related to our private-label MBS. Our private-label MBS were all rated AA or higher by a nationally recognized statistical rating organization (NRSRO) at September 30, 2009 and December 31, 2008 with the exception of one private-label MBS that was downgraded to an A rating on May 29, 2009. All of these private-label MBS are backed by prime loans. For further discussion of our credit risks associated with private-label MBS see “Mortgage Assets” at page 121.
Consolidated Obligations
Consolidated obligations, which include discount notes and bonds, are the primary source of funds to support our investments, advances, and mortgage loans. We make significant use of derivatives to restructure interest rates on consolidated obligations to better match our funding needs and reduce funding costs. This generally means converting fixed rates to variable rates. At September 30, 2009 the book value of the consolidated obligations issued on the Bank’s behalf totaled $59.8 billion compared with $62.8 billion at December 31, 2008.

Discount Notes—The following table shows our discount notes, all of which are due within one year (dollars in millions):

	September 30,	December 31,
	2009	2008

Par value	$12,879	$20,153
Discounts	(5)	(92)

Total discount notes	$12,874	$20,061

The decrease in discount notes was primarily due to decreased short-term funding needs during the nine months ended September 30, 2009. In addition, during the third quarter of 2009, spreads to LIBOR on the Bank’s discount notes decreased primarily due to decreases in 3-month LIBOR. This resulted in lower amounts of discount note issuances and higher amounts of bond issuances during the three months ended September 30, 2009.
Bonds—The following table shows our bonds based on remaining term to maturity (dollars in millions):

	September 30,	December 31,
Year of Maturity	2009	2008

Due in one year or less	$22,109	$15,963
Due after one year through two years	8,566	6,159
Due after two years through three years	3,813	4,670
Due after three years through four years	2,330	2,231
Due after four years through five years	806	2,417
Thereafter	6,960	8,409
Index amortizing notes	2,033	2,420

Total par value	46,617	42,269

Premiums	45	51
Discounts	(34)	(41)
Hedging fair value adjustments
Cumulative fair value loss	254	348
Basis adjustments from terminated and ineffective hedges	18	95
Fair value option loss	18	—

Total bonds	$46,918	$42,722

The increase in bonds was primarily due to improved market conditions during the third quarter of 2009 that allowed the Bank to better match fund its longer-term assets with longer-term debt. The increase was partially offset by the Bank extinguishing $266.8 million and $853.3 million of higher costing par value debt during the three and nine months ended September 30, 2009. Cumulative fair value losses decreased $94 million at September 30, 2009 when compared to December 31, 2008. Substantially all of the cumulative fair value losses on bonds are offset by the net estimated fair value gains on the related derivative contracts. Basis adjustments decreased $77 million at September 30, 2009 when compared to December 31, 2008, as a result of the Bank unwinding certain interest rate swaps. For additional details see the “Derivatives” section at page 96.
In addition, the Bank elected the fair value option on approximately $4.3 billion of its bonds. The bonds are variable interest rate bonds indexed to the Federal funds interest rate. Because the Federal funds interest rate is not a benchmark rate, the associated hedge does not qualify for hedge accounting, therefore the Bank elected to record bonds indexed to the Federal funds rate at fair value. The Bank entered into a derivative to swap the Federal funds rate to LIBOR. The Bank recorded $9.9 million and $29.2 million in fair value adjustments to the bonds held at fair value for the three and nine months ended September 30, 2009.
Capital
At September 30, 2009 and December 31, 2008, total capital (including capital stock, retained earnings, and accumulated other comprehensive loss) was $3.4 billion and $3.0 billion, respectively. The increase was primarily due to an increase in excess capital stock as a result of the Bank temporarily discontinuing its practice of voluntarily repurchasing excess capital stock in late 2008. In addition, unrealized losses on available-for-sale securities recorded in accumulated other comprehensive loss decreased as a result of current market conditions and retained earnings increased.

Derivatives
The notional amount of derivatives reflects the volume of our hedges, but it does not measure the credit exposure of the Bank because there is no principal at risk. The following table categorizes the notional amount of our derivatives (dollars in millions):

	September 30,	December 31,
	2009	2008
Notional amount of derivatives
Interest rate swaps
Noncallable	$31,104	$17,773
Callable by counterparty	11,498	9,261
Callable by the Bank	60	77

	42,662	27,111

Interest rate caps	2,340	2,340
Forward settlement agreements	61	289
Mortgage delivery commitments	61	288

Total notional amount	$45,124	$30,028

The notional amount of our derivative contracts increased approximately $15.1 billion at September 30, 2009 when compared to December 31, 2008 primarily due to derivatives utilized to hedge consolidated obligations funding investments as well as to convert fixed rate debt to floating rate debt for portfolio rebalancing needs.

The following table categorizes the notional amount and the estimated fair value of derivative instruments, excluding accrued interest, by product and type of accounting treatment (dollars in millions). The category titled fair value represents hedges that qualify for fair value hedge accounting. The category titled economic represents hedges that do not qualify for hedge accounting.

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Advances
Fair value	$13,404	$(781)	$11,501	$(1,109)
Economic	500	(3)	527	(5)
Investments
Fair value	173	(3)	—	—
Economic	1,005	(10)	—	—
Mortgage assets
Forward settlement agreements
Economic	61	*	289	(2)
Mortgage delivery commitments
Economic	61	*	288	2
Consolidated obligations
Bonds
Fair value	22,498	250	11,969	330
Economic	4,775	16	3,030	2
Discount notes
Economic	307	1	84	1
Balance Sheet
Economic	2,340	13	2,340	2

Total notional and fair value	$45,124	$(517)	$30,028	$(779)

Total derivatives, excluding accrued interest		(517)		(779)
Accrued interest		71		79
Net cash collateral		72		268

Net derivative balance		$(374)		$(432)

Net derivative assets		5		3
Net derivative liabilities		(379)		(435)

Net derivative balance		$(374)		$(432)

*	Represents an amount less than one million.
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

Liquidity and Capital Resources
Our liquidity and capital positions are actively managed in an effort to preserve stable, reliable, and cost-effective sources of cash to meet current and projected future operating financial commitments, as well as regulatory and internal liquidity and capital requirements.
Liquidity
Sources of Liquidity
The Bank’s primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. In addition, during the nine months ended September 30, 2009, proceeds from the sale of U.S. Treasury obligations and mortgage loans served as an additional source of liquidity for the Bank.
Consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. These are the highest ratings available for such debt from an NRSRO. These ratings measure the likelihood of timely payment of principal and interest on the consolidated obligations. Our ability to raise funds in the capital markets as well as our cost of borrowing can be affected by these credit ratings.
During the latter half of 2008, the credit and liquidity crisis made it difficult for the FHLBanks to issue long-term debt at competitive interest rates. As a result, the Bank placed more reliance on the issuance of discount notes to fund both its short- and long-term assets. This was evidenced by the Bank receiving $1,057.5 billion and $16.6 billion in proceeds from the issuance of discount notes and bonds during the nine months ended September 30, 2008 compared to $607.2 billion and $20.8 billion during the same period in 2009.
As the credit and liquidity crisis worsened in the beginning of 2009, numerous government initiatives were created to stimulate the economy, including the purchase of agency debt securities by the Federal Reserve and the creation of the Government Sponsored Enterprise Credit Facility (GSECF). These government initiatives, in combination with other positive developments, increased investor demand for FHLBank debt during the first nine months of 2009. In addition, during the third quarter of 2009, spreads to LIBOR on the Bank’s discount notes decreased primarily due to decreases in 3-month LIBOR. This resulted in lower amounts of discount note issuances and higher amounts of bond issuances during the three months ended September 30, 2009 as the Bank was able to better match fund its longer-term assets with longer-term debt.
For a summary of the Bank’s average debt spreads to LIBOR during the three and nine months ended September 30, 2009 and 2008 see the “Conditions in the Financial Markets” section at page 66.

Other sources of liquidity include cash, interbank loan activity, payments collected on advances and mortgage loans, proceeds from the issuance of capital stock, member deposits, securities sold under agreements to repurchase, and current period earnings.
In the event of significant market disruptions or local disasters, the Bank President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve. To provide further access to funding, the FHLBank Act authorizes the U.S. Treasury to purchase directly from the FHLBanks consolidated obligations up to an aggregate principal amount of $4.0 billion. As a result of the Housing Act in 2008, this authorization was supplemented with a temporary authorization for the U.S. Treasury to directly purchase from the FHLBanks consolidated obligations in any amount deemed appropriate under certain conditions. This temporary authorization expires December 31, 2009. As of October 31, 2009, no purchases had been made by the U.S. Treasury under this authorization.
In 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the GSECF, as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the 12 FHLBanks, and expires on December 31, 2009. At September 30, 2009 the Bank had provided the U.S. Treasury with a listing of eligible advance collateral, which provided for maximum borrowings of $9.2 billion. As of October 31, 2009 the Bank has not drawn on this available source of liquidity.
Uses of Liquidity
The Bank used proceeds from the issuance of consolidated obligations primarily to fund advances as well as investment purchases. The Bank funded approximately $30.6 billion of advances during the nine months ended September 30, 2009 compared to $279.4 billion for the same period in 2008.
During the nine months ended September 30, 2009, the Bank also used proceeds from the issuance of consolidated obligations and the sale of U.S. Treasury obligations and mortgage loans to purchase investments and extinguish certain consolidated obligations. As the Bank desires to increase net interest income through investment income, the Bank purchased $22.0 billion par value of investments, excluding overnight investments, during the nine months ended September 30, 2009 compared to $14.3 billion for the same period in 2008. The investment purchases included multi-family agency MBS, TVA and FFCB bonds, and taxable municipal bonds.
The Bank extinguished $266.8 million and $853.3 million of higher costing debt during the three and nine months ended September 30, 2009 in an effort to lower the relative cost of its debt in future years. The Bank recorded losses of $28.5 million and $80.9 million for the three and nine months ended September 30, 2009 related to the extinguishment of debt.

In an effort to provide additional liquidity sources to its members, the Bank began purchasing non-negotiable certificates of deposit and TLGP debt from its eligible members during the nine months ended September 30, 2009. Both of these programs allow eligible members to increase their liquidity without pledging additional collateral or impacting their advance capacity at the Bank. At September 30, 2009 the Bank’s non-negotiable certificates of deposit and TLGP debt purchased from members amounted to $19.8 million and $1.3 million. Effective October 30, 2009 the Bank is no longer purchasing TLGP debt from its members.
Other uses of liquidity include purchase of mortgage loans, member deposits and interbank loan activity, payment of dividends, and redemption or repurchase of capital stock.
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

	September 30,	December 31,
	2009	2008

Unencumbered marketable assets maturing within one year	$5.6	$4.8
Advances maturing in seven days or less	0.2	1.3
Unencumbered assets available for repurchase agreement borrowings	14.7	10.5

Total liquidity	$20.5	$16.6

Liquidity needs for five calendar days	$4.1	$3.8

Total liquidity as a percent of five day requirement	500%	437%

Second, we are required to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this requirement (dollars in billions):

	September 30,	December 31,
	2009	2008
Advances with maturities not exceeding five years	$25.0	$28.1
Deposits in banks or trust companies	0.5	—

Total	$25.5	$28.1

Deposits[1]	$1.2	$1.5

[1]	Amount does not reflect the effect of derivative master netting arrangements with counterparties.
Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in the total consolidated obligations outstanding. The following table shows our compliance with this requirement (dollars in billions):

	September 30,	December 31,
	2009	2008

Total qualifying assets	$65.4	$68.1
Less: pledged assets	0.1	0.3

Total qualifying assets free of lien or pledge	$65.3	$67.8

Consolidated obligations outstanding	$59.8	$62.8

The Bank was in compliance with all three of its liquidity requirements at September 30, 2009.

In addition to the liquidity measures discussed above, the Finance Agency has provided the Bank with guidance to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we can not access the capital markets for the issuance of debt for a period of between 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we can not access the capital markets for the issuance of debt for a period of between three to seven days with initial guidance set at five days and that during that period we will automatically renew maturing and called advances for all members except very large, highly rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for the Bank to provide advances to its members. Finance Agency guidance allows for trading investments to be included in the liquidity calculation. At September 30, 2009 the Bank held $5.4 billion in trading investments.
The following table shows the Bank’s number of days of liquidity under both liquidity scenarios previously described:

	September 30,	Guidance
	2009	Requirement

Roll-off scenario	30	15
Renew scenario	28	5
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
The following table shows our contingent liquidity requirement (dollars in billions):

	September 30,	December 31,
	2009	2008

Required contingent liquidity	$(1.9)	$(3.9)
Available assets	14.2	11.1

Excess contingent liquidity	$12.3	$7.2

The Bank was in compliance with its contingent liquidity policy at September 30, 2009.

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
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements (dollars in millions):

	September 30, 2009		December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$893	$3,428	$1,968	$3,174
Total capital-to-asset ratio	4.00%	5.24%	4.00%	4.66%
Total regulatory capital	$2,617	$3,428	$2,725	$3,174
Leverage ratio	5.00%	7.86%	5.00%	6.99%
Leverage capital	$3,271	$5,142	$3,406	$4,761
Our members are required to maintain a certain minimum capital stock investment in the Bank. The minimum investment requirements are designed so that we remain adequately capitalized as member activity changes. To ensure we remain adequately capitalized within ranges established in the Bank’s Capital Plan, these requirements may be adjusted upward or downward by the Bank’s Board of Directors.
The Bank’s regulatory capital-to-asset ratio increased from 4.66 percent at December 31, 2008 to 5.24 percent at September 30, 2009 as a result of an increase in excess capital stock. See the “Capital Stock” section at page 104 for further details on the Bank’s excess capital stock. The Bank’s regulatory capital-to-asset ratio at September 30, 2009 and December 31, 2008 would have been 4.41 percent and 4.58 percent if all excess capital stock had been repurchased. The Bank’s regulatory leverage ratio at September 30, 2009 and December 31, 2008 would have been 7.03 percent and 6.90 percent if all excess capital stock had been repurchased.

Capital Stock
We had 29.5 million shares of capital stock outstanding at September 30, 2009 compared with 27.8 million shares outstanding at December 31, 2008. We issued 1.9 million shares to members and repurchased 23,000 shares from members during the nine months ended September 30, 2009. At September 30, 2009 and December 31, 2008 approximately 82 percent and 83 percent of our capital stock outstanding was activity-based capital stock. At September 30, 2009 and December 31, 2008 approximately 87 percent and 92 percent of our total capital was capital stock.
The Bank’s capital stock balances categorized by type of financial services company are noted in the following table (dollars in millions):

	September 30,	December 31,
Institutional Entity	2009	2008

Commercial Banks	$1,474	$1,314
Insurance Companies	1,192	1,203
Savings and Loan Associations	177	170
Credit Unions	108	94

Total capital stock	$2,951	$2,781

The increase in capital stock was primarily attributable to an increase in excess capital stock as a result of the Bank temporarily discontinuing its practice of voluntarily repurchasing excess capital stock in late 2008. Additionally, during the second quarter of 2009, the Bank’s excess activity-based capital stock increased $93.7 million due to the mortgage loan sale transaction. Excess capital stock represents stock owned by members in excess of their minimum investment requirements. At September 30, 2009 and December 31, 2008 the Bank had excess capital stock of $540.1 million and $61.1 million. Members are able to continue using excess activity-based capital stock to satisfy their activity-based capital stock requirements. The Bank’s Board of Directors will continue to monitor market conditions and assess the need for this temporary action. Certain exceptions to this temporarily discontinued practice have been approved by the Bank’s Board of Directors, such as when a member is taken over by the Federal Deposit Insurance Corporation (FDIC) and when a member is in financial distress. During the nine months ended September 30, 2009 the Bank repurchased $12.3 million of excess capital stock (including mandatorily redeemable capital stock) under these exceptions. In these circumstances, the Bank reviews each member’s required collateral on advances, standby letters of credit, and MPF credit enhancements prior to the repurchase to ensure the Bank will remain adequately secured subsequent to the repurchase.
Mandatorily Redeemable Capital Stock
Although mandatorily redeemable capital stock is not included in capital for financial reporting purposes, the Finance Agency requires that such outstanding stock be considered capital for determining compliance with regulatory requirements.

At September 30, 2009, we had $17.5 million in capital stock subject to mandatory redemption from one member and 14 former members. At December 31, 2008, we had $10.9 million in capital stock subject to mandatory redemption from 10 former members. This amount has been classified as “mandatorily redeemable capital stock” in the Statements of Condition.
The following table shows the amount of capital stock subject to mandatory redemption by the time period in which we anticipate redeeming the capital stock (dollars in millions):

	September 30,	December 31,
Year of Redemption	2009	2008

Due in one year or less	$11	$3
Due after one year through two years	4	6
Due after two years through three years	*	1
Due after three years through four years	*	1
Due after four years through five years	2	*
Thereafter	1	*

Total	$18	$11

*	Amount is less than one million.
A majority of the capital stock subject to mandatory redemption at September 30, 2009 and December 31, 2008 was due to voluntary termination of membership as a result of a merger or consolidation into a nonmember or into a member of another FHLBank. The redemption of this capital stock will not be impacted by the Bank’s temporary discontinuance of voluntarily repurchasing excess capital stock assuming the Bank is in compliance with its capital requirements after the redemption.
Dividends
The Bank’s dividend philosophy is to pay out a consistent dividend close to average three-month LIBOR for the covered period. The factors used to support the Board of Directors dividend decision include the adequacy of the Bank’s capital and retained earnings position in accordance with the Bank’s retained earnings policy and current and projected future earnings.
The Bank paid cash dividends of $29.0 million during the nine months ended September 30, 2009 compared to $82.4 million during the same period of 2008. The annualized dividend rate paid was 1.34 percent and 4.17 percent during the nine months ended September 30, 2009 and 2008. The dividend rate is driven by the Bank’s current and projected financial performance and capital position, including the targeted level of retained earnings and the current interest rate environment.

Critical Accounting Policies and Estimates
Other-Than-Temporary Impairment for Investment Securities
The Bank closely monitors the performance of its investment securities classified as available-for-sale or held-to-maturity on a quarterly basis to evaluate its exposure to the risk of loss on these investments in order to determine whether a loss is other-than-temporary.
If the fair value of a debt security is less than its amortized cost basis at the measurement date, the Bank is required to assess whether it (i) has the intent to sell the debt security, or (ii) more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an OTTI in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position meeting neither of these conditions, the Bank performs analysis to determine if any of these securities are other-than-temporarily impaired.
To support consistency among the FHLBanks, the FHLBanks formed an OTTI Governance Committee with the responsibility for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. In accordance with this methodology, the Bank may engage another designated FHLBank to perform the cash flow analysis underlying its OTTI determination. In order to promote consistency in the application of the assumptions, inputs, and implementation of the OTTI methodology, the FHLBanks established control procedures whereby the FHLBanks performing the cash flow analysis select a sample group of private-label MBS and each perform cash flow analyses on all such test MBS, using the assumptions approved by the OTTI Governance Committee. These FHLBanks exchange and discuss the results and make any adjustments necessary to achieve consistency among their respective cash flow models.
Utilizing this methodology, the Bank is responsible for making its own determination of impairment, which includes determining the reasonableness of assumptions, inputs, and methodologies used. The Bank obtains cash flow analysis from its designated FHLBanks on all of its private-label MBS. The cash flow analysis uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and CBSAs, which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more. The Bank’s housing price forecast assumed CBSA level current-to-trough home price declines ranging from zero percent to 20 percent over the next 9 to 15 months. Thereafter, home prices are projected to increase zero percent in the first six months, 0.5 percent in the next six months, three percent in the second year, and four percent in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of the security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss and the Bank does not intend to sell or it is unlikely it will be required to sell, any impairment is considered temporary.
In instances in which a determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is unlikely the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), the presentation and amount of the OTTI recognized changes in the Statements of Income. In those instances, the OTTI is separated into (i) the amount of the total OTTI related to the credit loss, and (ii) the amount of the total OTTI related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in accumulated other comprehensive loss. Subsequent non-OTTI related increases and decreases in the fair value of available-for-sale securities will be included in accumulated other comprehensive loss. The OTTI recognized in accumulated other comprehensive loss for debt securities classified as held-to-maturity will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional OTTI recognized). As a result of this analysis, the Bank did not record any OTTI on its investment securities.
Fair Value Methodology Used to Estimate the Fair Value of Private-Label MBS
In an effort to achieve consistency among all of the FHLBanks, the FHLBanks formed the MBS Pricing Governance Committee which was responsible for developing a fair value methodology for MBS that all FHLBanks could adopt. In this regard, the Bank changed the methodology used to estimate the fair value of its private-label MBS during the quarter ended September 30, 2009. Under the new methodology approved by the MBS Pricing Governance Committee, the Bank requests prices for all private-label MBS from four specific third-party pricing services and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (i.e., prices are outside of variance thresholds or the third-party pricing services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prices for private-label MBS held in common with other FHLBanks are reviewed for consistency. In adopting this common methodology, each FHLBank remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used. Since the Bank’s private-label MBS are all classified as held-to-maturity securities, this change in pricing methodology had no impact on the Bank’s financial condition or results of operations at September 30, 2009.
For additional discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in the Bank’s Form 10-K.

Legislative and Regulatory Developments
Finance Agency Examination Guidance — Examination for Accounting Practices
On October 27, 2009, the Finance Agency issued examination guidance and standards, which are effective immediately, relating to the accounting practices of Fannie Mae, Freddie Mac and the FHLBanks (collectively, the Housing GSEs), consistent with the safety and soundness responsibilities of the Finance Agency. The areas addressed by the examination guidance include: 1) accounting policies and procedures; 2) Audit Committee; 3) independent internal audit function; 4) accounting staff; 5) financial statements; 6) external auditor; and 7) review of audit and accounting functions. This examination guidance is not intended to be in conflict with statutes, regulations, and/or GAAP. Additionally, this examination guidance is not intended to relieve or minimize the decision-making responsibilities, or regulated duties and responsibilities of a Housing GSE’s management, Board of Directors or Committees thereof.
Executive Compensation
On June 5, 2009, the Finance Agency published a proposed rule with a request for comment to set forth requirements and processes with respect to compensation provided to executive officers by Fannie Mae, Freddie Mac, FHLBanks (regulated entities), and the Office of Finance. The Executive Compensation rule addresses the authority of the Finance Agency Director to approve, disapprove, modify, prohibit, or withhold compensation of executive officers of the regulated entities. The proposed rule also addresses the Finance Agency Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The proposed rule prohibits a regulated entity or the Office of Finance to pay compensation to an executive officer that is not reasonable and comparable with compensation paid by such similar businesses involving similar duties and responsibilities. Failure by a regulated entity or the Office of Finance to comply with the requirements of this part may result in supervisory action by the Finance Agency, including an enforcement action to require an individual to make restitution to or reimbursement of excessive compensation or inappropriately paid termination benefits. Comments on the proposed rule were due August 4, 2009.
On October 27, 2009, the Finance Agency issued an advisory bulletin establishing certain principles for executive compensation at the FHLBanks and the Office of Finance. These principles include that: 1) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; 2) such compensation should be consistent with sound risk management and preservation of the par value of FHLBank capital stock; 3) executive incentive-based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and 4) the board of directors should promote accountability and transparency in the process of setting compensation.

Director Compensation
On October 23, 2009, the Finance Agency issued a proposed rule on FHLBank directors’ compensation and expenses with a comment deadline of December 7, 2009. The proposed rule would allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Finance Agency Director (Director) to object to, and to prohibit prospectively, compensation and/or expenses that the Director determines are not reasonable.
Finance Agency Publishes Final Rule Concerning the Nomination and Election of Directors
On September 26, 2008, the Finance Agency published an interim final rule to implement the provisions of the Housing Act concerning the nominations, balloting, voting and reporting of results for director elections. On October 7, 2009, the Finance Agency published a final rule concerning the nomination and election of directors. The final rule is similar to the interim final rule, but makes the following substantive changes:
•	Requires the board of directors of each Bank annually to determine how many of its independent directorships should be designated as public interest directorships, but mandates that at least two independent directors be public interest directors;
•	Sets forth new provisions for filling a vacancy on the board of directors;
•	Amends the election requirement for independent directors. The interim final rule provided that an independent director nominee must receive at least 20 percent of the number of votes eligible to be cast in the election to be elected. The final rule provides that if a Bank’s board of directors nominates only one person for each directorship, receipt of 20 percent of the eligible votes by that nominee is required for that nominee to be elected. If, however, a Bank’s board of directors nominates more persons for the type of independent directorship to be filled than there are directorships of that type to be filled in the election, then the person with the highest number of votes will be declared elected; and
•	Clarifies the requirements for subsequent elections in the event an independent director cannot be elected based on the failure to meet the 20 percent requirement of eligible votes.
The final rule became effective on November 6, 2009.

Collateral for Advances and Interagency Guidance on Nontraditional Mortgage Products
On August 4, 2009, the Finance Agency published a notice for comment on a study to review the extent to which loans and securities used as collateral to support FHLBank advances are consistent with the federal banking agencies’ guidance on nontraditional mortgage products. The Finance Agency requested comments on whether it should take any additional regulatory actions to ensure that FHLBanks are not supporting predatory practices. The Finance Agency also noted its intent to revise previously published guidelines for subprime and nontraditional loans pledged as collateral. This proposed revision would require members pledging private-label residential MBS and residential loans acquired after July 10, 2007 to comply with the federal interagency guidance regardless of the origination date of the loans in the security or of the loans pledged. At this time, we are uncertain whether the Finance Agency will implement this revision or impose other restrictions on FHLBank collateral practices as a result of this notice for comment.
Board of Directors of FHLBank Systems’ Office of Finance
On August 4, 2009, the Finance Agency published a notice of proposed rulemaking, with comments due by November 4, 2009, related to the reconstitution of the Office of Finance Board of Directors. The proposed rule would increase the size of the Office of Finance Board of Directors, create a fully independent audit committee, provide for the creation of other committees, and set a method for electing independent directors, along with setting qualification standards for these directors. Currently, the Office of Finance is governed by a board of directors, the composition and functions of which are determined by the Finance Agency’s regulations. Under existing Finance Agency regulation, the Office of Finance Board of Directors is made up of two FHLBank Presidents and one independent director. The Finance Agency has proposed that all twelve FHLBank Presidents be members of the Office of Finance Board of Directors, along with three to five independent directors. The independent directors would comprise the audit committee of the Office of Finance Board of Directors with oversight responsibility for the combined financial reports. Under the proposed rule, the audit committee of the Office of Finance would be responsible for ensuring that the FHLBanks adopt consistent accounting policies and procedures so that the combined financial reports will continue to be accurate and meaningful.
Proposed Rule Regarding Golden Parachute and Indemnification Payments
On June 29, 2009, the Finance Agency published a proposed rule setting forth the standards that the Finance Agency shall take into consideration when limiting or prohibiting golden parachute and indemnification payments if adopted as proposed. The primary impact of this proposed rule is to better conform existing Finance Agency regulations on golden parachutes with FDIC rules and to further refine limitations on golden parachute payments to further limit such payments made by Fannie Mae, Freddie Mac, or an FHLBank that are assigned certain less than satisfactory composite Finance Agency examination ratings. It is unclear what impact this proposed rule may have on the Bank. Comments on the proposed rule were due July 29, 2009.

Helping Families Save Their Homes Act of 2009
On May 20, 2009, the Helping Families Save Their Homes Act of 2009 was enacted to encourage loan modifications in order to prevent mortgage foreclosures and to buttress the federal deposit insurance system. One provision in this Act provides a safe harbor from liability for mortgage servicers who modify the terms of a mortgage consistent with certain qualified loan modification plans. Another provision extends the temporary increase in federal deposit insurance coverage to $250,000 for banks, thrifts, and credit unions through 2013. At this time it is uncertain what effect the provisions regarding loan modifications will have on the value of the Bank’s mortgage asset portfolio. The extension of federal deposit insurance coverage could potentially decrease demand for the Bank’s advances.
Finance Agency Issues Guidance on Other-Than-Temporary Impairment
On April 28, 2009 and May 7, 2009, the Finance Agency provided the FHLBanks with guidance on the process for determining OTTI with respect to private-label MBS. The goal of the guidance is to promote consistency in the determination of OTTI for private-label MBS among all FHLBanks. We adopted the Finance Agency guidance as further described below, effective January 1, 2009.
Beginning with the second quarter of 2009, the FHLBanks formed an OTTI Governance Committee with the responsibility for reviewing and approving the key modeling assumptions, inputs, and methodologies used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The OTTI Governance Committee charter was approved on June 11, 2009 and provides a formal process by which the other FHLBanks can provide input on and approve the assumptions.
An FHLBank may engage one of four designated FHLBanks to perform the cash flow analysis underlying its OTTI determination. Each FHLBank is responsible for making its own determination of OTTI and the reasonableness of assumptions, inputs, and methodologies used. Additionally, each FHLBank performs the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold commonly owned private-label MBS are required to consult with one another to ensure that any decision on a commonly held private-label MBS that is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks.
In order to promote consistency in the application of the assumptions and implementation of the OTTI methodology, the FHLBanks have established control procedures whereby the FHLBanks performing cash flow analysis select a sample group of private-label MBS and each perform cash flow analyses on all such test MBS, using the assumptions approved by the OTTI Governance Committee. These FHLBanks exchange and discuss the results and make any adjustments necessary to achieve consistency among their respective cash flow models.

U.S. Treasury Department’s Financial Stability Plan
On February 10, 2009 the U.S. Treasury Department announced a Financial Stability Plan to address the global capital markets crisis and U.S. economic recession that continues into 2009. This Financial Stability Plan has evolved to include a number of initiatives, including the encouragement of lower mortgage rates, foreclosure relief programs, a bank capital injection program, major lending programs with the Federal Reserve directed at the securitization markets for consumer and small business lending, and a purchase program for certain illiquid assets. As part of this stability plan, in October 2009, the U.S. Treasury Department announced a new bond purchase program to support lending by Housing Finance Agencies (HFAs) and a temporary credit and liquidity program to improve their access to liquidity for outstanding HFA bonds. It is uncertain at this time how successful the plan will be in stabilizing the mortgage market and the financial condition of the Bank’s members and how the plan’s initiatives will be phased out. The initiative to lower mortgage rates, if successful, may cause faster prepayment of the mortgages being held by the Bank.
In June 2009, the U.S. Treasury Department announced a broad ranging plan for financial regulatory reform that would change how financial firms, markets, and products are regulated. Included in this reform plan are proposals to create a systemic risk regulator and a consumer financial protection agency and to provide more regulation of certain over-the-counter derivatives. Congress is currently considering legislation to implement these proposals. In addition, under the plan, the U.S. Treasury Department and the Housing and Urban Development Department are charged with developing recommendations regarding the future of the housing GSEs, including the FHLBanks. At this time, it is uncertain what parts, if any, of the reform plan will be enacted or implemented, whether any legislation enacted will result in more regulation of the FHLBanks and their use of derivatives, and what recommendations will be made with regard to the future of the GSEs.
FDIC Modifies & Extends Temporary Liquidity Guarantee Program for Bank Debt Liabilities
The FDIC has taken a number of actions with regard to the extension of the TLGP. The TLGP comprises two components: the Debt Guarantee Program (DGP), which provides FDIC guarantees of certain senior unsecured bank debt, and the Transaction Account Guarantee (TAG) program, which provides FDIC guarantees for all funds held at participating banks in qualifying non-interest bearing transaction accounts. On August 26, 2009, the FDIC adopted a final rule providing for a six-month extension of the TAG program, through June 30, 2010. On October 30, 2009, the FDIC adopted a final rule that allows for the DGP to terminate on October 31, 2009, for most DGP participants, but also establishes a limited emergency guarantee facility for those DGP participants that are unable to issue non-guaranteed debt to replace maturing senior unsecured debt because of market disruptions or other circumstances beyond their control. Under this limited emergency facility, the FDIC will guarantee senior unsecured debt issued on or before April 30, 2010. The TAG and DGP provide alternative sources of funds for many of the Bank’s members that could compete with the Bank’s advance business.

FDIC Changes Risk-Based Assessments and imposes special Assessment
On February 27, 2009 the FDIC approved a final regulation that would increase the deposit insurance assessment for those FDIC-insured institutions that have outstanding FHLBank advances and other secured liabilities to the extent that the institution’s ratio of secured liabilities to domestic deposits exceeds 25 percent. On May 29, 2009, the FDIC published a final rule to impose a five basis point special assessment on an FDIC-insured institution’s assets minus Tier 1 capital as of June 30, 2009, subject to certain caps. Past FDIC assessments have been based on the amount of deposits held by an institution. On October 2, 2009, the FDIC published for comment a proposed rule to require FDIC-insured institutions to prepay, on December 30, 2009, their risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The FDIC’s risk-based assessment and special assessment on assets may provide an incentive for some of the Bank’s members to hold more deposits vis-à-vis other liabilities, such as advances, than they would if non-deposit liabilities were not a factor in determining an institution’s deposit insurance assessments. It is not certain at this time whether the FDIC will adopt or change its proposal to require the prepayment of assessments and how the proposal, if adopted, will impact the Bank’s FDIC-insured members.
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

The Bank’s Board of Directors determined that the Bank should operate under a risk management philosophy of maintaining an AAA rating. An AAA rating provides the Bank with ready access to funds in the capital markets. In line with this objective, the ERMP establishes risk measures, with policy limits or management action triggers (MATs), consistent with the maintenance of an AAA rating, to monitor the Bank’s market risk, liquidity risk, and capital adequacy. MATs require the Bank to more closely monitor and measure the risks inherent in the Bank’s Statements of Condition but provide more flexibility to react prudently when those trigger levels occur. The following is a list of the risk measures in place at September 30, 2009 and whether they are monitored by a policy limit and/or MAT:

Market Risk:	Mortgage Portfolio Market Value Sensitivity (policy limit and MAT) Market Value of Capital Stock Sensitivity (policy limit and MAT) Projected 12-month GAAP Earnings per Share Sensitivity (MAT)

Liquidity Risk:	Contingent Liquidity (policy limit and MAT)

Capital Adequacy:	Economic Capital Ratio (MAT) Economic Value of Capital Stock (MAT)
Management identified Economic Value of Capital Stock (EVCS) and Market Value of Capital Stock (MVCS) Sensitivity as the Bank’s key risk measures.
Market Risk/Capital Adequacy
We define market risk as the risk that net interest income or MVCS will change as a result of changes in market conditions such as interest rates, spreads, and volatilities. Interest rate risk was the predominant type of market risk exposure during the nine months ended September 30, 2009 and throughout 2008. Our ERMP is designed to provide an asset and liability management framework to respond to changes in market conditions while minimizing balance sheet stress and income volatility. Bank management and the Board of Directors routinely review both the policy thresholds and the actual exposures to verify the interest rate risk in our balance sheet remains at prudent and reasonable levels.
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

During the second quarter of 2009, management concluded that the Bank’s prepayment model, which was calibrated to historical observations, was projecting faster mortgage prepayments than currently warranted. As a result, on June 29, 2009 the Bank adjusted its prepayment model to more closely match the recent prepayment experiences of its MPF portfolio. For additional details on the adjusted prepayment model, refer to the Bank’s second quarter 2009 Form 10-Q filed with the SEC on August 12, 2009.
Management continues to review its prepayment model to ensure that it closely matches the prepayment experiences of its MPF portfolio. The Bank’s key market risk measures are quantified in the following discussion.
Economic Value of Capital Stock
EVCS is defined by the Bank as the net present value of expected future cash flows of the Bank’s assets, liabilities, and derivatives, discounted at the Bank’s cost of funds, divided by the total shares of capital stock outstanding. This method eliminates the day-to-day price changes (i.e. mortgage option-adjusted spread) which cannot be attributed to any of the standard market factors, such as movements in interest rates or volatilities. EVCS thus approximates the long-term value of one share of Bank stock.
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
Effective May 14, 2009, the Bank’s Board of Directors amended the ERMP to reflect the Board’s adoption of an action plan that enables the Bank to address any retained earnings shortfall within twelve months. At September 30, 2009 the Bank’s actual retained earnings was above the retained earnings minimum, and therefore no action plan was necessary.
The following table shows EVCS in dollars per share based on outstanding shares including shares classified as mandatorily redeemable, at each quarter-end during 2009 and 2008.

Economic Value of Capital Stock (Dollars Per Share)
2009
September	$106.9
June	$102.1
March	$86.3
2008
December	$80.0
September	$96.1
June	$105.1
March	$105.3

The Bank’s EVCS has recovered significantly at September 30, 2009 when compared to December 31, 2008. The improvement was primarily attributable to an increase in the level of interest rates at September 30, 2009 when compared to December 31, 2008, elimination of the negative spread carried on our liquidity portfolio at December 31, 2008, a decrease in longer-term funding costs relative to LIBOR, adjustments to the Bank’s prepayment model, and a decrease in interest rate volatility.
During the nine months ended September 30, 2009, increased interest rates improved the Bank’s EVCS. As interest rates increase, the value of the shorter-term assets stays constant while the value of the longer-term debt used to fund those assets decreases. During the fourth quarter of 2008, the Bank funded a portion of its liquidity portfolio with fixed rate longer-dated discount notes. Subsequent to the issuance of these discount notes, interest rates fell significantly resulting in a negative spread as the cost of the discount notes was greater than the earnings on the liquidity portfolio. This negative spread significantly decreased EVCS at December 31, 2008. As those discount notes have matured throughout 2009, the impact of the negative spread declined and was gone by September 30, 2009.
Additionally, the Bank’s longer-term funding costs relative to LIBOR decreased during the nine months ended September 30, 2009 when compared to December 31, 2008. Decreased longer-term funding costs have a positive impact on the value of EVCS through their impact on the value of mortgage-related assets and their associated funding. The Bank also adjusted its prepayment model during the second quarter of 2009 to more accurately reflect the recent prepayment experiences of its MPF portfolio. This adjustment decreased the prepayment speed on the Bank’s MPF portfolio, resulting in higher future cash flows. Finally, interest rate volatility decreased during the nine months ended September 30, 2009 when compared to December 31, 2008. Decreased interest rate volatility has a positive impact on all of the Bank’s value measurements (including EVCS) through its impact on the value of mortgage-related assets. Lower interest rate volatility increases the certainty of the timing of future cash flows.
During the second and third quarter of 2009, the Bank purchased 30-year fixed rate U.S. Treasury obligations, swapped these securities to LIBOR, and funded them with short-term discount notes. This funding strategy resulted in increased basis risk for the Bank and resulted in a lower EVCS. The Bank sold its remaining 30-year fixed rate U.S. Treasury obligations during the third quarter of 2009, which eliminated the associated basis risk and as a result, increased EVCS at September 30, 2009.

Market Value of Capital Stock Sensitivity
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
The ERMP limits for MVCS are five percent and ten percent declines from base case in the up and down 100 and 200 basis point parallel interest rate shift scenarios, respectively. Any breach of ERMP limits requires an immediate action, as well as a report to the Board of Directors.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares including shares classified as mandatorily redeemable, assuming instantaneous shifts in interest rates at each quarter-end during 2009 and 2008:

	Market Value of Capital Stock (Dollars per Share)
	Down 200	Down 100	Base Case	Up 100	Up 200
2009
September	$78.4	$91.7	$95.5	$93.5	$89.0
June	$72.1	$86.9	$91.2	$90.4	$87.4
March	$42.7	$59.2	$76.3	$86.9	$85.7
2008
December	$20.6	$41.0	$58.4	$66.2	$64.3
September	$84.3	$89.3	$91.8	$89.6	$87.0
June	$81.7	$93.5	$97.0	$94.0	$89.1
March	$77.8	$85.7	$90.0	$87.6	$84.1

	Percent Change from Base Case
	Down 200	Down 100	Base Case	Up 100	Up 200
2009
September	(17.9)%	(4.0)%	0.0%	(2.1)%	(6.8)%
June	(20.9)%	(4.7)%	0.0%	(0.9)%	(4.2)%
March	(44.0)%	(22.3)%	0.0%	14.0%	12.3%
2008
December	(64.8)%	(29.7)%	0.0%	13.5%	10.1%
September	(8.2)%	(2.7)%	0.0%	(2.5)%	(5.3)%
June	(15.7)%	(3.6)%	0.0%	(3.1)%	(8.1)%
March	(13.5)%	(4.7)%	0.0%	(2.7)%	(6.6)%
The increase in base case MVCS at September 30, 2009 compared with December 31, 2008 was primarily attributable to a decrease in the option-adjusted spread on our mortgage assets, an increase in interest rates, a decrease in volatility and an increase in capital stock and retained earnings.
At September 30, 2009, the Bank’s MVCS risk profile improved when compared to December 31, 2008 due to a combination of the mortgage loan sale transaction and associated debt extinguishments during the second quarter of 2009, the replacement of assets, and adjustments to the Bank’s prepayment model. The Bank sold $2.1 billion of its mortgage loan portfolio during the second quarter of 2009 in an effort to improve the Bank’s market value sensitivity to changes in interest rates. The Bank is exposed to interest rate risk on its mortgage assets due to the embedded prepayment option available to homeowners creating a potential cash flow mismatch between its mortgage investments and the liabilities funding them. Therefore, selling a portion of the Bank’s mortgage loans reduced this cash flow mismatch and improved the Bank’s market value risk profile. Additionally, as a result of the mortgage loan sale transaction, the Bank used a portion of the proceeds to purchase investments to replace the mortgage loans. The investments purchased do not expose the Bank to the same prepayment risk associated with mortgage assets and therefore, also improved the Bank’s market value risk profile.

During the first nine months of 2009 and a majority of 2008, the Bank’s projected MVCS in the down 200 basis point rate shift scenario fell below the ten percent policy threshold loss due to an increase in prepayment sensitivity as a result of a lower interest rates and higher market volatility. However, management received a temporary suspension of all policy limits pertaining to the down 200 basis point rate shift scenario from the Board of Directors in early 2008. During the second quarter of 2009, as a result of the mortgage loan sale and the Bank’s adjusted prepayment model, the Bank’s projected MVCS in the down rate shift scenarios improved when compared to December 31, 2008. The Bank utilized interest rate swaps on the mortgage portfolio throughout the third quarter of 2009 to protect MVCS from large interest rate swings and improve the Bank’s overall risk profile.
Liquidity Risk
See “Liquidity” beginning on page 98 for additional detail of our liquidity management.
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
At September 30, 2009 and December 31, 2008, borrowers pledged $90 billion and $87 billion of collateral (net of applicable discounts) to support $39 billion and $44 billion of advances and other activities with the Bank. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate liquidity availability and to borrow in the future.
At September 30, 2009 and December 31, 2008, six and seven borrowers had outstanding advances greater than $1.0 billion. These advance holdings represented approximately 41 percent and 45 percent of the total par value of advances outstanding at September 30, 2009 and December 31, 2008. For further discussion on our largest borrowers of advances, see “Advances” at page 86.
The following table shows our composition of collateral pledged to the Bank (dollars in billions):

	September 30, 2009			December 31, 2008
		Advance			Advance
Collateral Type	Dollars	Equivalent	Discount	Dollars	Equivalent	Discount

Residential loans
1-4 family	$62.2	$39.7	36.2%	$51.5	$36.0	30.1%
Multi-family	2.7	1.3	51.9	1.9	1.1	42.1
Other real estate	44.1	23.0	47.8	42.2	23.8	43.6
Securities/insured loans
Cash, agency and RMBS	19.1	18.0	5.8	23.8	19.0	20.2
CMBS	6.6	5.0	24.2	7.3	4.6	37.0
Government insured loans	1.1	1.0	9.1	1.1	0.9	18.2
Secured small business loans and agribusiness loans	5.0	1.7	66.0	5.2	1.8	65.4

Total collateral	$140.8	$89.7	36.3%	$133.0	$87.2	34.4%

Effective April 6, 2009, management updated discounts on advance collateral. The Bank made these changes to ensure that it can continue to extend credit to members safely and soundly and to protect the integrity of its capital stock. These changes apply to all members and housing associates. Certain insurance company members were required to sign new collateral agreements with the Bank. At October 31, 2009 five of those insurance company members had not signed a new collateral agreement. Two of the five insurance companies were included in our top five advance borrower listing at September 30, 2009. The Bank will not extend new advances or rollover any existing advances to those insurance companies until they sign a new collateral agreement. To ensure that it is fully collateralized on its existing business with those insurance companies, the Bank establishes market values against which the discounts are applied and may limit the return of delivered collateral on maturing advances.
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
For additional discussion of our mortgage assets and MPF products, see “Mortgage Assets” in the Bank’s Form 10-K.
The following table presents our MPF portfolio by product type at par value (dollars in billions):

	September 30, 2009		December 31, 2008
Product Type	Dollars	Percent	Dollars	Percent

Original MPF	$0.4	5.1%	$0.3	2.8%
MPF 100	0.1	1.3	0.2	1.9
MPF 125	2.4	30.8	2.0	18.7
MPF Plus	4.5	57.7	7.8	72.9

Total conventional loans	7.4	94.9	10.3	96.3

Government-insured loans	0.4	5.1	0.4	3.7

Total mortgage loans	$7.8	100.0%	$10.7	100.0%

MPF shared funding certificates are mortgage-backed certificates created from conventional conforming mortgages using a senior/subordinated tranche structure. The Bank’s investment is recorded in held-to-maturity securities. The Bank does not consolidate its investments in MPF shared funding since it is not the sponsor or primary beneficiary of these variable interest entities. The following table shows our shared funding certificates and credit ratings (dollars in millions):

	September 30,	December 31,
Credit Rating	2009	2008

AAA	$33	$45
AA	2	2

Total MPF shared funding certificates	$35	$47

We also manage the credit risk on our mortgage loan portfolio by monitoring portfolio performance and the creditworthiness of our participating members. All loans purchased by the Bank must comply with underwriting guidelines which follow standards generally required in the secondary mortgage market.
We monitor the delinquency levels of our mortgage loan portfolio on a monthly basis. A summary of our delinquencies at September 30, 2009 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total

30 days	$92	$17	$109
60 days	38	7	45
90 days	14	3	17
Greater than 90 days	14	1	15
Foreclosures and bankruptcies	82	4	86

Total delinquencies	$240	$32	$272

Total mortgage loans outstanding	$7,452	$383	$7,835

Delinquencies as a percent of total mortgage loans	3.2%	8.4%	3.5%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	1.5%	2.1%	1.5%

A summary of our delinquencies at December 31, 2008 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total

30 days	$101	$23	$124
60 days	27	7	34
90 days	11	3	14
Greater than 90 days	12	3	15
Foreclosures and bankruptcies	47	5	52

Total delinquencies	$198	$41	$239

Total mortgage loans outstanding	$10,253	$423	$10,676

Delinquencies as a percent of total mortgage loans	1.9%	9.7%	2.2%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.7%	2.6%	0.8%

For additional information related to delinquent mortgage loans, see “Mortgage Assets” in the Bank’s Form 10-K.
The Bank’s management of credit risk in the MPF program involves several layers of contractual loss protection defined in agreements among the Bank and its participating members. One of these layers consists of credit enhancements (including supplemental mortgage insurance (SMI) provided by participating members). The Bank’s MPF Program uses four mortgage insurance companies to provide SMI under its MPF Plus program (other MPF programs do not use SMI for credit enhancement). By regulation, all providers are required to maintain a credit rating of AA- or better and are reviewed by the Bank’s Credit Risk Committee annually or more frequently as circumstances warrant. Currently, all of the Bank’s SMI providers have had their external ratings for claims-paying ability or insurer financial strength downgraded below AA-. Rating downgrades imply an increased risk that these SMI providers will be unable to fulfill their obligations to reimburse the Bank for claims under insurance policies. On August 7, 2009, the Finance Agency granted a waiver for one year on the AA- rating requirement of SMI providers for existing loans and commitments in the program and granted the same waiver for six months on new commitments. At September 30, 2009 the Bank had approximately $48.5 million in SMI insurance protection.
For additional information on the Bank’s layers of contractual loss protection, see “Mortgage Assets” in the Bank’s Form 10-K. The Bank utilizes an allowance for any estimated losses beyond such contractual protections.

The following table presents the Bank’s allowance for credit losses activity (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance at beginning of period	$697	$232	$500	$300
Provision for credit losses	91	—	341	—
Charge-offs	(13)	(24)	(66)	(92)

Balance at end of period	$775	$208	$775	$208

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
During the three and nine months ended September 30, 2009, the Bank increased its allowance for credit losses through a provision of $0.1 million and $0.3 million due to increased loss severity on its mortgage loan portfolio and higher levels of nonperforming loans.
At September 30, 2009 and December 31, 2008, the Bank had $82.2 million and $48.4 million of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $0.8 million and $0.5 million at September 30, 2009 and December 31, 2008. At September 30, 2009 and December 31, 2008, the Bank had $9.2 million and $7.6 million of real estate owned recorded as a component of “other assets” in the Statements of Condition.
Effective August 1, 2009 the Bank introduced a temporary loan payment modification plan for participating PFIs, which will be available until December 31, 2011 unless further extended by the MPF Program. Borrowers with conventional loans secured by their primary residence that originated prior to January 1, 2009 are eligible for the modification plan. This modification plan pertains to borrowers currently in default or imminent danger of default. In addition, there are specific eligibility requirements that must be met and procedures that the PFIs must follow to participate in the modification plan. As of September 30, 2009, there has been no activity under this modification plan.

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
At September 30, 2009, we owned $9.3 billion of MBS, of which $9.2 billion or 99 percent was guaranteed by a GSE and $0.1 billion or one percent was private-label MBS. At December 31, 2008, we owned $9.3 billion of MBS, of which $9.2 billion or 99 percent was guaranteed by a GSE and $0.1 billion or one percent was private-label MBS. At September 30, 2009, 49 percent of our private-label MBS were MPF shared funding certificates and 51 percent were other private-label MBS. Our MPF shared funding certificates were all fixed rate securities rated AA or higher by an NRSRO at September 30, 2009 and December 31, 2008. Our other private-label MBS were all variable rate securities rated AA or better by an NRSRO at September 30, 2009 and December 31, 2008 with the exception of one private-label MBS that was downgraded to an A rating on May 29, 2009. As of October 31, 2009 there have been no subsequent rating agency actions on our MPF shared funding certificates or other private-label MBS. All of these MPF shared funding certificates and other private-label MBS are backed by prime loans.
The following table summarizes the characteristics of our other private-label MBS by year of securitization at September 30, 2009 (dollars in millions):

	Unpaid	Gross
	Principal	Unrealized		Investment
	Balance	Losses	Fair Value	Grade %	Watchlist %
2003 and earlier	$36	$7	$29	100%	0%

The following table summarizes the fair value of our other private-label MBS as a percentage of unpaid principal balance:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008
2003 and earlier	81%	80%	77%	74%	87%

The following table shows portfolio characteristics of the underlying collateral of our other private-label MBS at September 30, 2009:

Portfolio Characteristics

Weighted average FICO® score at origination[1]	725
Weighted average loan-to-value at origination	65%
Weighted average market price	$80.96
Weighted average original credit enhancement	4%
Weighted average credit enhancement	9%
Weighted average delinquency rate[2]	4%

[1]	FICO® is a widely used credit industry model developed by Fair, Isaac, and Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850.

[2]	Represents the percentage of underlying loans that are 60 days or more past due.
The following table shows the state concentrations of our other private-label MBS at September 30, 2009. State concentrations are calculated based on unpaid principal balances.

State Concentrations

Florida	13.9%
California	12.9
Georgia	11.9
New York	9.8
New Jersey	5.0
All other[1]	46.5

Total	100.0%

[1]	There are no individual states with a concentration greater than 4.3 percent.
We perform ongoing analysis to evaluate the investments and creditworthiness of the issuers, trustees, and servicers for potential credit issues. Due to the high level of credit protection associated with these investments, the Bank does not expect any future material credit losses on its MBS.
The Bank also invests in state housing finance agency bonds. At September 30, 2009 and December 31, 2008, we had $124.9 million and $93.3 million of state agency bonds rated AA or better.
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
The largest unsecured exposure to any single counterparty excluding GSE was $1.6 billion and $0.8 billion of TLGP debt obligations at September 30, 2009 and December 31, 2008. The following tables show our unsecured credit exposure to investment counterparties (including accrued interest receivable) (dollars in millions):

	September 30, 2009
		Commercial	Overnight	Term	Other
Credit Rating[1]	Deposits[2]	Paper	Federal Funds	Federal Funds	Obligations[3]	Total

AAA	$3	$—	$—	$—	$5,684	$5,687
A	468	—	3,075	1,410	—	4,953

Total	$471	$—	$3,075	$1,410	$5,684	$10,640

	December 31, 2008
		Commercial	Overnight	Term	Other
Credit Rating[1]	Deposits[2]	Paper	Federal Funds	Federal Funds	Obligations[3]	Total

AAA	$—	$385	$—	$315	$2,151	$2,851
AA	—	—	930	1,251	—	2,181
A	—	—	780	150	—	930

Total	$—	$385	$1,710	$1,716	$2,151	$5,962

[1]	Credit rating is the lowest of S&P, Moody’s, and Fitch ratings stated in terms of the S&P equivalent.

[2]	Deposits include interest and non-interest bearing deposits as well as certificates of deposit. Certificates of deposit held from members are guaranteed by the FDIC.

[3]	Other obligations represent obligations in TLGP investments that are backed by the full faith and credit of the U.S. Government. Because of the U.S. Government guarantee of TLGP investments, the Bank categorizes these investments as AAA.

We had cash and short-term investments with a book value of $5.0 billion at September 30, 2009 compared to $3.9 billion at December 31, 2008. We manage the level of cash and short-term investments according to changes in other asset classes and levels of capital. Additionally, we adjust cash and short-term investments to maintain our target leverage ratio, maintain sufficient liquidity, and manage excess funds.
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

The following tables show our derivative counterparty credit exposure, excluding mortgage delivery commitments and after applying netting agreements and collateral (dollars in millions):

	September 30, 2009
			Total	Value	Exposure
	Active	Notional	Exposure at	of Collateral	Net of
Credit Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	1	$299	$—	$—	$—
AA	7	16,752	—	—	—
A	14	28,012	8	3	5

Total	22	$45,063	$8	$3	$5

	December 31, 2008
			Total	Value	Exposure
	Active	Notional	Exposure at	of Collateral	Net of
Credit Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	1	$309	$—	$—	$—
AA	10	17,338	*	—	*
A	12	12,093	—	—	—

Total	23	$29,740	$ *	$—	$ *

[1]	Credit rating is the lower of the S&P, Moody’s, and Fitch ratings stated in terms of the S&P equivalent.

[2]	Notional amounts serve as a factor in determining periodic interest amounts to be received and paid and generally do not represent actual amounts to be exchanged or directly reflect our exposure to counterparty credit risk.

[3]	For each counterparty, this amount includes derivatives with a net positive market value including the related accrued interest receivable/payable (net).

[4]	Amount equals total exposure at fair value less value of collateral pledged as determined at the counterparty level.

*	Amount is less than one million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Market Risk/Capital Adequacy” beginning on page 114 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
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
Internal Control Over Financial Reporting
For the third quarter of 2009, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently aware of any material pending legal proceedings other than ordinary routine litigation incidental to the business, to which the Bank is a party or of which any of its property is the subject.
Item 1A. Risk Factors
Our 2008 Form 10-K includes a detailed discussion of our risk factors. The information below should be read in conjunction with the risk factors included in our 2008 Form 10-K filed with the SEC on March 13, 2009.
Member Failures and Consolidations May Adversely Affect our Business
Over the last two years, the financial services industry has experienced increasing defaults on, among other things, home mortgage, commercial real estate, and credit card loans, which caused increased regulatory scrutiny and required capital to cover non-performing loans. These factors have led to an increase in both the number of financial institution failures and the number of mergers and consolidations. During 2009, ten the Bank’s member institutions failed and four of the Bank’s member institutions merged out-of-district. If the number of member institution failures and mergers or consolidations out-of-district continues to increase, these activities may reduce the number of current and potential members in our district. The resulting loss of business could negatively impact our financial condition and results of operations, as well as our operations generally.
Further, member failures may cause the Bank to liquidate pledged collateral if the outstanding advances are not prepaid. The ability to liquidate the pledged collateral as well as the value of the collateral may cause financial statement losses. Additionally, as members become financially distressed, in accordance with established policies the Bank may decrease lending limits or, in certain circumstances, cease lending activities. If member banks are unable to obtain sufficient liquidity from the Bank it may cause further deterioration of that member institution. This may negatively impact the Bank’s reputation and, therefore, negatively impact our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932. *

3.2	Bylaws of the Federal Home Loan Bank of Des Moines as amended and restated effective February 26, 2009. **

4.1	Federal Home Loan Bank of Des Moines Capital Plan as amended and revised effective March 24, 2009. ***

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the executive vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the executive vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the SEC on May 12, 2006.

**	Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed with the SEC on March 13, 2009.

***	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K/A filed with the SEC on March 31, 2009.

SIGNATURE
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	November 12, 2009

By:	/s/ Richard S. Swanson Richard S. Swanson
President and Chief Executive Officer