Form 10-K
period 2009-12-31
Federal Home Loan Bank of Des Moines
filed 2010-03-18
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Class B Stock, par value $100
Name of Each Exchange on Which Registered: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2009, the aggregate par value of the stock held by members of the registrant was approximately $2,923,406,000. At February 28, 2010, 23,883,944 shares of stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements contained in this annual report on Form 10-K, including statements describing objectives, projections, estimates, or future predictions in our operations, may be forward-looking statements. These statements may be identified by the use of forward-looking terminology, such as believes, projects, expects, anticipates, estimates, intends, strategy, plan, may, and will or their negatives or other variations on these terms. By their nature, forward-looking statements involve risk or uncertainty, and actual results could differ materially from those expressed or implied or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, but are not limited to, the following:
•	Economic and market conditions;

•	Demand for our advances;

•	Timing and volume of market activity;

•	The volume of eligible mortgage loans originated and sold to us by participating members through the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago);

•	Volatility of market prices, rates, and indices that could affect the value of financial instruments or our ability to liquidate collateral expediently in the event of a default by an obligor;

•	Political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties, and/or our investors in the consolidated obligations of the 12 Federal Home Loan Banks (FHLBanks);

•	Changes in the terms and investor demand for derivatives and similar instruments;

•	Changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities such as existing and newly created debt programs explicitly guaranteed by the U.S. Government;

•	Risks related to the other 11 FHLBanks that could trigger our joint and several liability for debt issued by the other 11 FHLBanks; and

•	Member failures.
We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. A detailed discussion of the risks and uncertainties that could cause actual results and events to differ from such forward-looking statements is included under “Item 1A. Risk Factors.”

PART I
ITEM 1 — BUSINESS
Overview
The Federal Home Loan Bank of Des Moines (the Bank, we, us, or our) is a federally chartered corporation organized on October 31, 1932, that is exempt from all federal, state, and local taxation except real property taxes and is one of 12 district FHLBanks. The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act), which was amended by the Housing and Economic Recovery Act of 2008 (Housing Act). The FHLBanks are regulated by the Federal Housing Finance Agency (Finance Agency), whose mission is to provide effective supervision, regulation, and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing and finance and affordable housing, and support a stable and liquid mortgage market. The Finance Agency establishes policies and regulations governing the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.
We are a cooperative. This means we are owned by our customers, whom we call members. Our members may include commercial banks, savings institutions, credit unions, insurance companies, and community development financial institutions (CDFIs) in Iowa, Minnesota, Missouri, North Dakota, and South Dakota. While not considered members, we also do business with state and local housing associates meeting certain statutory criteria.
Business Model
Our mission is to provide funding and liquidity for our members and eligible housing associates by providing a stable source of short- and long-term funding through advances, standby letters of credit, mortgage purchases, and targeted housing and economic development activities. Our vision is to be the preferred financial provider of our members in meeting the housing and economic development needs of the communities we serve together. We strive to achieve our vision within an operating principle that balances the trade-off between attractively priced products, reasonable returns on capital investments (dividends), and maintaining adequate capital and retained earnings based on the Bank’s risk profile as well as to support safe and sound business operations.
As a condition of membership, all of our members must purchase and maintain membership capital stock based on a percentage of their total assets as of the preceding December 31st. Each member is also required to purchase and maintain activity-based capital stock to support certain business activities with us. While eligible to borrow, housing associates are not members and, as such are not permitted to purchase capital stock. Our capital stock is not publicly traded and does not change in value. It is purchased by members at a par value of $100 per share and is redeemed by members at $100 per share. All stockholders are eligible to receive dividends on their capital investment when declared.

Our primary source of funding and liquidity is the issuance of the FHLBank System’s unsecured debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations are the joint and several obligations of all 12 FHLBanks, backed only by the financial resources of the 12 FHLBanks. A critical component to the success of our operations is the ability to issue debt securities regularly and frequently in the capital markets under a wide range of maturities, structures, and amounts, and at relatively favorable spreads to market interest rates, represented by U.S. Treasury securities and the London Interbank Offered Rate (LIBOR), compared to many other financial institutions.
Liquidity is also provided through our investment portfolio. Among other permissible investments, we invest in highly rated debt securities of financial institutions and the U.S. Government and in mortgage-related securities. In addition to liquidity, our investments provide income, support the business needs of our members, and support the housing market through the purchase of mortgage-related securities.
We manage our credit risk and establish collateral requirements to support safe and sound business operations. We manage this risk for our advance products by obtaining and maintaining security interests in eligible collateral, setting restrictions on borrowings, and performing continuous monitoring of borrowings and members’ financial condition. We also manage the credit risk on our mortgage loan portfolio by monitoring portfolio performance and the creditworthiness of our participating members. All loans we purchase must comply with underwriting guidelines which follow standards generally required in the conventional conforming mortgage market. Our MPF program involves several layers of legal loss protection including homeowner equity, credit risk sharing responsibilities between the Bank and our participating members, and mortgage insurance requirements. We manage counterparty credit risk related to derivatives and investments by transacting with highly rated counterparties, using master netting and bilateral collateral agreements for derivative counterparties, establishing collateral delivery requirements, and monitoring counterparty creditworthiness through internal and external analysis.
Our net income is attributable to the difference between the interest income we earn on our advances, mortgage loans, and investments and the interest expense we pay on our consolidated obligations and member deposits, as well as components of other income (loss) (i.e., gains and losses on derivative and hedging activities, investments, and debt extinguishments). We operate with narrow margins and expect to be profitable over the long-term based on our prudent lending standards, conservative investment strategies, and diligent risk management practices. Because we operate with narrow margins, our net income is sensitive to changes in market conditions that impact the interest we earn and pay.

A portion of our annual earnings is used to make interest payments on debt issued by the Resolution Funding Corporation (REFCORP). REFCORP debt was issued by the U.S. Treasury to resolve troubled savings and loan institutions in the late 1980s and early 1990s. Additionally, by regulation, we are required to contribute ten percent of net earnings (net earnings represents income before assessments, and before interest expense on mandatorily redeemable capital stock, but after the assessment for REFCORP) each year to the Affordable Housing Program (AHP). Through the AHP, we provide grants and subsidized advances to members to support housing for households with incomes at or below 80 percent of the area median.
Our business model supports our mission and vision and is designed to be flexible in differing market conditions. For example, the recent financial crisis and continued market instability and volatility in 2009 presented both challenges and opportunities to our business model. Demand for our advance business declined in 2009 due to the availability of alternative funding options to our members as well as their increased deposit bases. Attractive short-term investment opportunities were limited due to the low interest rate environment and liquidity demand in the marketplace. We experienced a higher cost of long-term debt due to investors’ desires to primarily invest in shorter terms. Despite the challenges discussed above, longer-term investment opportunities were available as a result of government initiatives created to stimulate the economy, increasing the availability of higher-yielding, low risk investments. In addition, the low interest rate environment provided us with an opportunity to extinguish certain higher-cost debt and replace most of the debt with lower-cost debt.
The credit and liquidity crisis during 2009 also presented many challenges from a credit risk perspective. Due to our conservative collateral practices, counterparty monitoring, and risk mitigation tools, we did not experience any credit losses in 2009 on our advance portfolio, and only minimal credit related losses on our MPF portfolio.
The Bank concluded 2009 with net income totaling $145.9 million compared with $127.4 million for the same period in 2008. For additional discussion, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
Membership
Our membership is diverse and includes both small and large commercial banks, savings and loan associations, credit unions, and insurance companies. CDFIs were approved by the Finance Agency to apply for membership on February 4, 2010. The majority of institutions in our five-state district eligible for membership are currently members.
Our membership level declined as the number of members who consolidated or failed exceeded new membership. During 2009, while 18 financial institutions became members, we lost 27 members due to mergers and acquisitions out of district and ten members due to bank failures.

The following table summarizes our membership, by type of institution, at December 31, 2009, 2008, and 2007:

Institutional Entity	2009	2008	2007

Commercial Banks	1,049	1,072	1,077
Savings and Loan Associations	73	77	77
Credit Unions	64	60	58
Insurance Companies	40	36	31

Total members	1,226	1,245	1,243

The following table summarizes our membership, by type of institution and asset size, for 2009, 2008, and 2007:

Membership Asset Size	2009	2008	2007

Depository Institutions[1]
Less than $100 million	44.5%	47.4%	50.7%
$100 million to $500 million	41.8	40.2	38.5
Greater than $500 million	10.5	9.5	8.3
Insurance Companies
Less than $100 million	0.2	0.3	0.3
$100 million to $500 million	0.7	0.7	0.7
Greater than $500 million	2.3	1.9	1.5

Total	100.0%	100.0%	100.0%

[1]	Depository institutions consist of commercial banks, savings and loan associations, and credit unions.
At December 31, 2009, 2008, and 2007, approximately 88 percent, 90 percent, and 91 percent of our members were Community Financial Institutions (CFIs). CFIs are defined under the Housing Act to include all Federal Deposit Insurance Corporation (FDIC) insured institutions with average total assets over the three prior years equal to or less than $1.0 billion. Beginning January 1, 2010, the Finance Agency adjusted the average total asset cap to $1.029 billion. Institutions designated as CFIs may pledge certain collateral types other members are not permitted to pledge, such as small business, small agri-business, and small farm loans.

Business Segments
We have identified two primary operating segments based on our products and services as well as our method of internal reporting: Member Finance and Mortgage Finance.
The Member Finance segment includes advances, investments (excluding mortgage-backed securities (MBS), Housing Finance Authority (HFA) investments, and Small Business Administration (SBA) investments), and the funding and hedging instruments related to those assets. Member deposits are also included in this segment. Net interest income for the Member Finance Segment is derived primarily from the difference, or spread, between the yield on the assets in this segment and the cost of the member deposit and funding related to those assets.
The Mortgage Finance segment includes mortgage loans purchased through the MPF program, MBS, HFA investments, and SBA investments and the funding and hedging instruments related to those assets. Net interest income for the Mortgage Finance segment is derived primarily from the difference, or spread between the yield on these assets and the cost of the funding related to those assets.
Capital is allocated to the Member Finance and Mortgage Finance segments based on each segment’s amount of capital stock, retained earnings, and accumulated other comprehensive loss.
We evaluate performance of our segments based on adjusted net interest income after providing for a mortgage loan credit loss provision. Adjusted net interest income includes the interest income and expense on economic hedge relationships included in other income (loss) and concession expense on fair value option bonds included in other expense and excludes basis adjustment amortization/accretion on called and extinguished debt included in interest expense.
For further discussion of these business segments, see “Item 8. Financial Statements and Supplementary Data — Note 17 — Segment Information” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Results of Operations — Net Interest Income by Segment.”
Products and Services — Member Finance
Advances
We carry out our mission primarily through lending funds which we call advances to our members and eligible housing associates (collectively, borrowers). These advances are secured by eligible collateral.

Borrowers use our various advance products as sources of funding for mortgage lending, affordable housing and other community lending (including economic development), and general asset-liability management. Advances are also used by CFIs for loans to small businesses, small farms, and small agribusinesses. Additionally, advances can provide competitively priced wholesale funding to borrowers who may lack diverse funding sources. Our primary advance products include the following:
•	Overnight advances are used primarily to fund the short-term liquidity needs of our borrowers. These advances are automatically renewed until the borrower pays off the advances. Interest rates are set daily.

•	Fixed rate advances are available over a variety of terms to meet borrower needs. Short-term fixed rate advances are used primarily to fund the short-term liquidity needs of our borrowers. Long-term fixed rate advances are an effective tool to help manage long-term lending and investment risks of our borrowers.

•	Variable rate advances provide a source of short- and long-term financing where the interest rate changes in relation to a specified interest rate index such as LIBOR.

•	Callable advances may be prepaid by the borrower on pertinent dates (call dates). Mortgage matched advances are a type of callable advance with fixed rates and amortizing balances. Using a mortgage matched advance, a borrower may make predetermined principal payments at scheduled intervals throughout the term of the loan to manage the interest rate risk associated with long-term fixed rate assets. Also included in callable advances are fixed and variable rate member owned option advances that are non-amortizing. Member owned option advances provide borrowers a source of long-term financing with prepayment flexibility.

•	Putable advances may, at our discretion, be terminated at predetermined dates prior to the stated maturity dates of the advances and the borrower is required to repay the advance. Should an advance be terminated, replacement funding at then current market rates and terms is offered, based on our available advance products and subject to our normal credit and collateral requirements. A putable advance carries an interest rate lower than a comparable maturity advance that does not have the putable feature.

•	Community investment advances are below-market rate funds used by borrowers in both affordable housing projects and community development. These advances are provided at interest rates that represent our cost of funds plus a markup to cover our administrative expenses. This markup is determined by our Asset-Liability Committee. Our Board of Directors annually establishes limits on the total amount of funds available for community investment advances and the total amount of community investment advances that may be outstanding at any point in time.
For additional information on advances, including our largest borrowers, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Statements of Condition — Advances.”

Housing Associates
The FHLBank Act permits us to make advances to eligible housing associates. Housing associates are approved mortgagees under Title II of the National Housing Act that meet certain criteria, including: chartered under law and have succession; subject to inspection and supervision by some governmental agency; and lending their own funds as their principal activity in the mortgage field. Because housing associates are not members, they are not subject to certain provisions of the FHLBank Act applicable to members and cannot own our capital stock. The same regulatory lending requirements that apply to our members generally apply to housing associates. Because housing associates are not members, eligible collateral is limited to Federal Housing Administration (FHA) mortgages or Government National Mortgage Association (Ginnie Mae) securities backed by FHA mortgages for pledged collateral. State housing associates may pledge additional collateral such as cash deposited in the Bank, or certain residential mortgage loans, including securities backed by such mortgages, for advances facilitating residential or commercial mortgage lending to benefit low- and moderate-income individuals or families.
Prepayment Fees
We price advances at a spread over our cost of funds. We may charge a prepayment fee for advances that terminate prior to their stated maturity or outside a predetermined call or put date. The fees charged are priced to make us economically indifferent to the prepayment of the advance.
Collateral
We are required by regulation to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance and throughout the life of the advance. Eligible collateral includes whole first mortgages on improved residential property or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. Government or any of the government-sponsored housing enterprises (GSE), including without limitation MBS issued or guaranteed by Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), or Ginnie Mae; cash deposited with us; guaranteed student loans made under the Department of Education’s Federal Family Education Loan Program (FFELP); and other real estate-related collateral, acceptable by us provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. Additionally, CFIs may pledge collateral consisting of secured small business, small farm, or small agribusiness loans, including secured business and agri-business lines of credit. As additional security, the FHLBank Act provides that we have a lien on each borrower’s capital stock in the Bank; however, capital stock cannot be pledged as collateral to secure credit exposures.

Under the FHLBank Act, any security interest granted to us by any of our members, or any affiliate of any such member, has priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having the rights of a lien creditor), other than claims and rights that (i) would be entitled to priority under otherwise applicable law and (ii) are held by actual bona fide purchasers for value or by parties secured by actual perfected security interests. We perfect our security interest in accordance with applicable state laws by filing Uniform Commercial Code financing statements or taking possession of collateral.
We generally make advances to borrowers under a blanket lien, which grants us a security interest in all eligible assets of the member to fully secure the member’s indebtedness to us. We generally perfect our security interest in the collateral pledged. Other than securities collateral and cash deposits, we do not initially take delivery of collateral pledged by blanket lien borrowers. In the event of deterioration in the financial condition of a blanket lien borrower, we have the ability to require delivery of pledged collateral sufficient to secure the borrower’s indebtedness to us.
With respect to nonblanket lien borrowers (typically insurance companies and housing associates), we generally take control of collateral through the delivery of cash, securities or mortgages to us or our custodian. For additional information on our collateral requirements, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management — Credit Risk — Advances.”
Standby Letters of Credit
We issue letters of credit on behalf of our members and housing associates to facilitate business transactions with third parties. Letters of credit may be used to facilitate residential housing finance or other housing activity, facilitate community lending, assist with asset-liability management, and support tax-exempt state and local bond issuances. Members and housing associates must fully collateralize letters of credit with eligible collateral.
Investments
The Member Finance investment portfolio is comprised of both short- and long-term investments. Our short-term portfolio includes, but is not limited to, interest bearing deposits, Federal funds, commercial paper, obligations of GSEs, and securities purchased under agreements to resell. Our long-term portfolio includes, but is not limited to, obligations of GSEs and state and local housing associates as well as Temporary Liquidity Guarantee Program (TLGP) debt and bonds issued by municipalities or agencies under the Build America Bond program. The longer-term investment portfolio generally provides higher returns than those available in the short-term money markets.

Under Finance Agency regulations, we are prohibited from investing in certain types of securities, including:
•	Instruments such as common stock that represent an ownership interest in an entity other than stock in small business investment companies and certain investments targeted to low income persons or communities.

•	Instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks.

•	Noninvestment-grade debt instruments other than certain investments targeted to low income persons or communities and instruments downgraded after we purchased them.

•	Non-U.S. dollar securities.
We do not have any subsidiaries. With the exception of a limited partnership interest in Small Business Investment Company (SBIC), we have no equity position in any partnerships, corporations, or off-balance sheet special purpose entities. Our investment in SBIC was $3.8 million at December 31, 2009.
Deposits
We accept deposits from our members and housing associates. We offer several types of deposit programs, including demand, overnight, and term deposits. Deposit programs provide us funding while providing members a low-risk interest earning asset.
Products and Services — Mortgage Finance
Mortgage Loans
We invest in mortgage loans through the MPF program, which is a secondary mortgage market structure under which we purchase eligible mortgage loans from participating financial institution members (PFIs) (MPF loans). The FHLBank of Chicago (MPF Provider) developed the MPF program in order to help fulfill the housing mission of the FHLBanks.
MPF loans are conforming conventional and government-insured (i.e., insured or guaranteed by the FHA, Veterans Administration, and U.S. Department of Agriculture) fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years. We may also purchase MPF loans through participations with other FHLBanks.

Participating Financial Institution Agreement
Our members (or eligible housing associates) must apply to become a PFI. We review the general eligibility of the member’s servicing qualifications and ability to supply documents, data, and reports required to be delivered by PFIs under the MPF program. We also review the member’s financial condition as it relates to their ability to meet the obligations of a PFI. The member and the Bank sign an MPF program PFI Agreement creating a relationship framework for the PFI to do business with us. The PFI Agreement provides the terms and conditions for the origination of the MPF loans to be purchased by us and establishes the terms and conditions for servicing the MPF loans.
Typically, a PFI will sign a master commitment to cover all the conventional MPF loans it intends to deliver to us in a year or other time period specified in the master commitment agreement. However, a PFI may also sign a master commitment for original MPF government loans and choose to deliver MPF loans under more than one conventional product, or it may choose to use different servicing options and have several master commitments opened at any one time. Master commitments may be for shorter periods than one year and may be extended or increased by agreement of us and the PFI up to a maximum of two years.
Under the Finance Agency’s Acquired Member Asset regulation, the PFI must “bear the economic consequences” of certain losses with respect to a master commitment based upon the MPF product and other criteria. To comply with these regulations, MPF purchases and fundings are structured so the credit risk associated with MPF loans is shared with PFIs. The master commitment defines the pool of MPF loans for which the credit enhancement obligation is set so the risk associated with investing in such pool of MPF loans is equivalent to investing in an AA rated asset. See discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management — Credit Risk — Mortgage Assets.”
MPF Loan Types
There are currently six MPF loan products from which PFIs may choose. Four of these products (Original MPF, MPF 125, MPF Plus, and Original MPF Government) are closed loan products in which we purchase loans acquired or closed by the PFI. MPF 100 is a loan product in which we “table fund” MPF loans; that is, we provide the funds through the PFI as our agent to make the MPF loan to the borrower. Additionally, effective February 26, 2009, the MPF program was expanded to include an off-balance sheet product called MPF Xtra (MPF Xtra is a trademark of the FHLBank of Chicago). Under this product, we assign 100 percent of our interest in PFI master commitments to the FHLBank of Chicago. The FHLBank of Chicago then purchases mortgage loans from our PFIs and sells those loans to Fannie Mae. Only PFIs retaining servicing for their MPF loans are eligible for the MPF Xtra product.

Under all of the above MPF loan products, the PFI performs all traditional retail loan origination functions. With respect to the MPF 100 product, we are considered the originator of the MPF loan for accounting purposes since the PFI is acting as our agent when originating the MPF loan; however, we do not collect any origination fees.
The MPF program is designed to allocate the risks of MPF loans among the MPF Banks and PFIs and to take advantage of the PFIs’ strengths. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate MPF loans, whether through retail or wholesale operations, the MPF program gives the PFIs control of these functions that most impact credit quality. The Finance Agency requires all pools of MPF loans to have a credit risk sharing arrangement with our PFIs limiting our credit risk exposure to an AA or higher investment grade instrument from a nationally recognized statistical rating organization (NRSRO). The MPF Banks are responsible for managing the interest rate risk, prepayment risk, and liquidity risk associated with owning MPF loans.
For conventional MPF loan products, PFIs retain a portion of the credit risk on the MPF loans they fund and sell to an MPF Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage insurance (SMI). The PFI’s maximum credit enhancement obligation for MPF loan losses is specified in the master commitment. PFIs are paid a credit enhancement fee for managing credit risk, and in some instances all or a portion of the credit enhancement fee may be performance based. We utilize an allowance for credit losses to absorb any credit related losses we may incur.
For a detailed discussion and analysis of our mortgage portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Statements of Condition — Mortgage Loans.” A detailed discussion of the different MPF loan products we offer and their related credit risk is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management — Credit Risk — Mortgage Assets.”
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
The MPF Provider publishes and maintains the MPF Origination Guide, MPF Underwriting Guide, and MPF Servicing Guide, which detail the requirements PFIs must follow in originating, underwriting, or selling and servicing MPF loans. The MPF Provider maintains the infrastructure through which MPF Banks may fund or purchase MPF loans through their PFIs. In exchange for providing these services, the MPF Provider receives a fee from each of the MPF Banks.

The FHLBanks established an MPF program Governance Committee comprised of representatives from each of the six participating MPF Banks. The Governance Committee provides guidance for the strategic decisions of the MPF program, including but not limited to, changes in pricing methodology. All day-to-day policy and operating decisions remain the responsibility of the MPF Provider.
MPF Servicing
PFIs selling MPF loans may either retain the servicing or transfer the servicing (excluding MPF Xtra). If a PFI chooses to retain the servicing, they receive a servicing fee to manage the servicing activities. If the PFI chooses to transfer servicing rights to an approved third-party provider, the servicing is transferred concurrently with the sale of the MPF loan to us and the servicing fee is paid to the third-party provider.
Throughout the servicing process, the master servicer monitors the PFI’s compliance with MPF program requirements and makes periodic reports to the MPF Provider.
Loan Modifications
Effective August 1, 2009, we introduced a temporary loan payment modification plan for participating PFIs, which will be available until December 31, 2011. Homeowners with conventional loans secured by their primary residence originated prior to January 1, 2009 are eligible for the modification plan. This modification plan is available to homeowners currently in default or imminent danger of default. The modification plan states specific eligibility requirements that must be met and procedures the PFIs must follow to participate in the modification plan.
Investments
The Mortgage Finance investment portfolio includes investments in MBS, HFA securities, and SBA securities. By regulation, we are permitted to invest in the following asset types, among others:
•	Obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae.

•	Mortgages, obligations, or other securities that are, or ever have been, sold by Freddie Mac pursuant to 12 U.S.C. 1454 or 1455.

•	Instruments we determined are permissible investments for fiduciary or trust funds under the laws of the state of Iowa.
We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or that carry the highest investment grade rating by any NRSRO at the time of purchase.

We participated in the MPF shared funding program, which provides a means to distribute both the benefits and the risks of the mortgage loans among a number of parties. Under the MPF shared funding program, a participating member of the FHLBank of Chicago sponsored a trust (trust sponsor) and transferred into the trust loans eligible to be MPF loans that the participating member of the FHLBank of Chicago originated or acquired. Upon transfer of the assets into the trust, the trust issued certificates with tranches that have credit risk characteristics consistent with the MPF program policy and are compliant with the applicable regulations. The tranches are backed by the underlying mortgage loans and all or nearly all of the tranches receive public credit ratings determined by an NRSRO.
The senior tranches (A Certificates) have a credit rating of AA or AAA and may have different interest rate risk profiles and durations. The A Certificates, which may be structured to present risk and investment characteristics attractive to different types of investors, were sold to the FHLBank of Chicago, either directly by the trust or by the trust sponsor. The lower-rated tranches (B Certificates) provide the credit enhancement for the A Certificates and are sold to the trust sponsor. The FHLBank of Chicago may subsequently sell some or all of its A Certificates to its members and other FHLBanks and their members. We purchased A Certificates of the MPF shared funding program and hold approximately $33.2 million at December 31, 2009. No residuals are created or retained on the Statements of Condition of the FHLBank of Chicago or any other FHLBank.
Under Finance Agency regulations, we are prohibited from investing in whole mortgages or other whole loans other than:
•	those acquired under our MPF program described above.

•	certain investments targeted to low income persons or communities.

•	certain marketable direct obligations of state, local, or tribal government units or agencies having at least the second highest credit rating from an NRSRO.

•	MBS or asset-backed securities backed by manufactured housing loans or home equity loans.

•	certain foreign housing loans authorized under section 12(b) of the FHLBank Act.

The Finance Agency’s Financial Management Policy (FMP) further limits our investment in MBS and asset-backed securities. This policy requires the total book value of our MBS owned to not exceed 300 percent of our capital at the time of purchase. The Finance Agency has excluded MPF shared funding certificates from this FMP limit. The Finance Agency passed a resolution on March 24, 2008, authorizing the FHLBanks to increase their purchases of agency MBS from 300 percent of regulatory capital to 600 percent of regulatory capital, effective until March 31, 2010. In 2008, our Board approved a strategy to increase our investments in additional agency MBS in accordance with the Finance Agency resolution up to 450 percent of regulatory capital. At December 31, 2009 and 2008 the book value of our MBS owned, excluding MPF shared funding certificates, represented approximately 380 percent and 292 percent of regulatory capital.
We are prohibited from purchasing the following types of securities:
•	Interest-only or principal-only stripped MBS.

•	Residual interest or interest accrual classes of collateralized mortgage obligations and real estate mortgage investment conduits.

•	Fixed rate or variable rate MBS, collateralized mortgage obligations, and real estate mortgage investment conduits that on the trade date are at rates equal to their contractual caps and have average lives varying by more than six years under an assumed instantaneous interest rate change of plus or minus 300 basis points.
Standby Bond Purchase Agreements
We enter into standby bond purchase agreements with housing associates within our district whereby we agree to purchase HFA bonds under circumstances defined in each agreement. We may be requested to hold investments in the HFA bonds until the designated remarketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the standby agreement. When purchased, these HFA bonds are classified as available-for-sale investments in the Statements of Condition. The bond purchase commitments entered into by us expire after seven years, currently no later than 2016. For additional details on our standby bond purchase agreements, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Off-Balance Sheet Arrangements.”
Products and Services — Member Finance and Mortgage Finance
We use consolidated obligations and derivatives in the same manner for both Member Finance and Mortgage Finance as part of our funding and interest rate risk management strategies.

Consolidated Obligations
Our primary source of funds to support our business is the sale of consolidated obligations in the capital markets. Consolidated obligations are the joint and several obligations of, and are backed only by the financial resources of the FHLBanks. Consolidated obligations are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. At February 28, 2010, Moody’s Investors Service, Inc. (Moody’s) rated the consolidated obligations Aaa/P-1 and Standard & Poor’s Ratings Services, a division of McGraw-Hill Companies, Inc. (S&P) rated them AAA/A-1+.
Although we are primarily liable for the portion of consolidated obligations issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never happened, to the extent an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on behalf of the noncomplying FHLBank and other associated costs (including interest to be determined by the Finance Agency). If, however, the Finance Agency determines the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations between the FHLBanks in any other manner it may determine to ensure the FHLBanks operate in a safe and sound manner.
Finance Agency regulations govern the issuance and servicing of consolidated obligations. Those regulations established the Office of Finance to facilitate the issuance and servicing of consolidated obligations on behalf of the FHLBanks. The FHLBanks, through the Office of Finance as their agent, are the issuers of consolidated obligations for which they are jointly and severally liable. No FHLBank is permitted to issue individual debt without Finance Agency approval.

Pursuant to Finance Agency regulations, the Office of Finance has adopted policies and procedures for consolidated obligations issued by the FHLBanks. The policies and procedures relate to the frequency and timing of issuance of consolidated obligations, issue size, minimum denomination, selling concessions, underwriter qualifications and selection, currency of issuance, interest rate change or conversion features, call or put features, principal amortization features, and selection of clearing organizations and outside counsel. The Office of Finance has responsibility for facilitating and approving the issuance of the consolidated obligations in accordance with these policies and procedures. In addition, the Office of Finance has the authority to restrict or deny the FHLBanks’ requests to issue consolidated obligations otherwise allowed by its policies and procedures if the Office of Finance determines such action would be inconsistent with the Finance Agency requirement that consolidated obligations be issued efficiently and at the lowest all-in cost over time. The Office of Finance’s authority to restrict or prohibit our requests for issuance of consolidated obligations has not adversely impacted our ability to finance our operations.
Consolidated obligations are generally issued with either fixed or variable rate payment terms using a variety of indices for interest rate resets including LIBOR, Constant Maturity Treasury, and the Federal funds rate. To meet the specific needs of certain investors in consolidated obligations, both fixed and variable rate obligations may also contain certain embedded features resulting in complex coupon payment terms and call features. When such consolidated obligations are issued on our behalf, we may concurrently enter into derivative agreements containing offsetting features effectively altering the terms of the bond to a simple variable rate tied to an index. The Office of Finance may coordinate communication between underwriters, the Bank, and financial institutions entering into interest rate exchange agreements to facilitate issuance.
The Office of Finance may also coordinate transfers of FHLBank consolidated obligations among other FHLBanks. We may, from time to time, assume the outstanding primary liability of another FHLBank rather than issue new consolidated obligations for which we are the primary obligor. If an FHLBank has acquired excess funding, that FHLBank may offer its debt to the other 11 FHLBanks at the current market rate of interest consistent with what may be expected in the auction process. We may choose to assume the outstanding primary liability of another FHLBank as it would have a known price compared with issuing debt through the auction process where actual pricing is unknown prior to issuance.

Finance Agency regulations require each FHLBank to maintain the following types of assets, free from any lien or pledge, subject to such regulations, restrictions, and limitations as may be prescribed by the Finance Agency, in an amount at least equal to the amount of that FHLBank’s participation in the total consolidated obligations outstanding:
•	Cash,

•	Obligations of or fully guaranteed by the U.S.,

•	Secured advances,

•	Mortgages having any guarantee, insurance, or commitment from the U.S. or any agency of the U.S.,

•	Investments described in section 16(a) of the FHLBank Act, which, among other items, include investments a fiduciary or trust fund may purchase under the laws of the state of Iowa, and

•	Other securities rated Aaa by Moody’s, AAA by S&P, or AAA by Fitch, Inc. (Fitch).
We were in compliance with this requirement at December 31, 2009 and 2008. See discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources — Liquidity Requirements — Statutory Requirements.”
In addition to being responsible for facilitating and executing the issuance of consolidated obligations, the Office of Finance services all outstanding debt. It also collects information on the FHLBank System’s unsecured credit exposure to individual counterparties, serves as a source of information for the FHLBanks on capital market developments, manages the FHLBank System’s relationship with the rating agencies for consolidated obligations, and prepares the FHLBank System’s Combined Financial Reports.
The consolidated obligations the FHLBanks may issue consist of bonds and discount notes.
Bonds
Bonds satisfy our intermediate- and long-term funding requirements. Typically, the maturity of these securities ranges from one to 30 years, but the maturity is not subject to any statutory or regulatory limit.
We work with a variety of authorized securities dealers and the Office of Finance to meet our debt issuance needs. Depending on the amount and type of funding needed, bonds may be issued through a competitive bid auction process (TAP program and callable auction), on a negotiated basis, or through a debt transfer between FHLBanks.

Bonds issued through the TAP program are generally fixed rate, noncallable structures issued with standard maturities of 18 months or two, three, five, seven, or ten years. The goal of the TAP program is to aggregate frequent smaller issues into a larger bond issue for greater market liquidity. We may participate in the TAP program to provide funding for our portfolio.
We may request specific amounts of certain bonds to be offered by the Office of Finance for sale via competitive auction conducted with underwriters of a bond selling group. One or more FHLBanks may also request amounts of those same bonds to be offered for sale for their benefit via the same auction. Auction structures are determined by the FHLBanks in consultation with the Office of Finance and the securities dealer community. We may receive zero to 100 percent of the proceeds of the bonds issued via competitive auction depending on (i) the amounts and costs for the bonds bid by underwriters; (ii) the maximum costs we or other FHLBanks participating in the same issue, if any, are willing to pay for the obligations; and (iii) the guidelines for allocation of bond proceeds among multiple participating FHLBanks administered by the Office of Finance.
We may participate in the Global Debt Program coordinated by the Office of Finance. The Global Debt Program allows the FHLBanks to diversify their funding sources to include overseas investors. Global Debt Program bonds may be issued in maturities ranging from one to 30 years and can be customized with different terms and currencies. FHLBanks participating in the program approve the terms of the individual issues.
We may issue Amortizing Prepayment Linked Securities (APLS). APLS principal balances pay down consistent with a specified reference pool of mortgages determined at issuance and have a final stated maturity of four to 15 years. APLS can be issued in a wide variety of sizes and maturities to meet numerous portfolio objectives. Like all consolidated obligations, APLS carry the highest ratings from both Moody’s and S&P (Aaa/AAA) and are not obligations of the U.S. Government, and the U.S. Government does not guarantee them.
For further analysis of our bonds, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Statements of Condition — Consolidated Obligations” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources — Sources of Liquidity.”
Discount Notes
Discount notes satisfy our short-term funding needs. These securities have maturities of up to 365/366 days and are offered daily through a discount note selling group and through other authorized underwriters. Discount notes are sold at a discount and mature at par.

On a daily basis, we may request specific amounts of certain discount notes with specific maturity dates to be offered by the Office of Finance at a specific cost for sale to underwriters in the discount note selling group. One or more FHLBanks may also request amounts of those same discount notes to be offered for sale for their benefit the same day. The Office of Finance commits to issue discount notes on behalf of the participating FHLBanks when underwriters in the selling group submit orders for the specific discount notes offered for sale. We may receive zero to 100 percent of the proceeds of the discount notes issued via this sales process depending on (i) the maximum costs we or other FHLBanks participating in the same issue, if any, are willing to pay for the discount notes; (ii) the order amounts for the discount notes submitted by underwriters; and (iii) the guidelines for allocation of discount note proceeds among multiple participating FHLBanks administered by the Office of Finance.
Twice weekly, we may request specific amounts of discount notes with fixed terms to maturity ranging from four weeks to 26 weeks to be offered by the Office of Finance for sale via competitive auction conducted with underwriters in the discount note selling group. One or more FHLBanks may also request amounts of those same discount notes to be offered for sale for their benefit via the same auction. The discount notes offered for sale via competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. We may receive zero to 100 percent of the proceeds of the discount notes issued via competitive auction depending on (i) the amounts of the discount notes bid by underwriters and (ii) the guidelines for allocation of discount note proceeds among multiple participating FHLBanks administered by the Office of Finance.
For further analysis of our discount notes see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Statements of Condition — Consolidated Obligations” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Sources of Liquidity.”
Derivatives
We use derivatives to manage our exposure to interest rate and prepayment risks. The Finance Agency’s regulations and our Enterprise Risk Management Policy (ERMP) establish guidelines for derivatives. We can use interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, and futures and forward contracts as part of our interest rate and prepayment risk management and funding strategies for both business segments. The Finance Agency’s regulations and our policies prohibit trading in or the speculative use of these instruments and limit exposure to credit risk arising from the instruments.
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
A more detailed discussion regarding our use of derivatives is located in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Statements of Condition — Derivatives” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management — Credit Risk — Derivatives.”
Capital and Dividends
Capital
Our Capital Plan requires each member to own capital stock in an amount equal to the aggregate of a membership stock requirement and an activity-based stock requirement. Our Board of Directors may adjust these requirements within ranges established in the Capital Plan. All stock issued is subject to a five year notice of redemption.
Our capital stock has a par value of $100 per share, and all shares are issued, exchanged, redeemed, and repurchased only by us at its stated par. We have two subclasses of capital stock; membership capital stock and activity-based capital stock. Each member must purchase and hold membership capital stock equal to a percentage of its total assets as of the preceding December 31st. Each member is also required to purchase activity-based capital stock equal to a percentage of its outstanding transactions and commitments and to hold that activity-based capital stock as long as the transactions and commitments remain outstanding.
Although we do not redeem activity-based capital stock prior to the expiration of the five year notice period prescribed under our Capital Plan, we, in accordance with our Capital Plan, automatically, but at our option, repurchase excess activity-based capital stock that exceeds an operational threshold on at least a monthly basis, subject to the limitations set forth in our Capital Plan. To review our Capital Plan, see Exhibit 4.1 to our Form 8-K/A, filed on March 31, 2009.
On December 22, 2008, we suspended our practice of voluntarily repurchasing excess activity-based capital stock to preserve capital during an uncertain economic environment. As a result of improved market conditions during 2009, we resumed our normal practice of voluntarily repurchasing excess activity-based capital stock on December 18, 2009.

Dividends
Our Board of Directors may declare and pay dividends in either cash or capital stock or a combination thereof; however, historically, we have only paid cash dividends. Under Finance Agency regulations, we are prohibited from paying a dividend in the form of additional shares of capital stock if, after the issuance, the outstanding excess capital stock would be greater than one percent of our total assets. By regulation, we may pay dividends from current earnings or retained earnings, but we may not declare a dividend based on projected or anticipated earnings. Our Board of Directors may not declare or pay dividends if it would result in our non-compliance with capital requirements. Per regulation, we may not declare or pay a dividend if the par value of the stock is impaired or is projected to become impaired after paying such dividend.
Our ERMP requires a minimum retained earnings level. If actual retained earnings fall below the retained earnings minimum, we are required to establish an action plan, approved by our Board of Directors, which may include a dividend cap at less than the current earned dividend, to enable us to return to our targeted level of retained earnings within twelve months. At December 31, 2009, our actual retained earnings were above the retained earnings minimum, and therefore no action plan was necessary. Further discussion on our risk management metrics are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management.”
Our dividend philosophy is to pay out a sustainable dividend equal to or above the average three-month LIBOR rate for the covered period. While three-month LIBOR is the Bank’s dividend benchmark, the actual dividend payout is impacted by Board of Director policies, regulatory requirements, financial projections, and actual performance. Therefore, the actual dividend rate may be higher or lower than three-month LIBOR.
Dividend payments are discussed in further detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Capital — Dividends.”
Competition
In general, the current competitive environment presents a challenge to achieving our financial goals. We continuously reassess the potential for success in attracting and retaining customers for our products and services.

Demand for our advances is affected by, among other things, the cost of other available sources of funds for our borrowers. We compete with other suppliers of secured and unsecured wholesale funding including investment banks and dealers, commercial banks, other GSEs or government agencies such as the Farm Credit System, FDIC, Federal Reserve, and, in certain circumstances, other FHLBanks. Certain holding companies have subsidiary institutions located in various states that may be members of different FHLBanks. To the extent a holding company has access through multiple subsidiaries to more than one FHLBank, the holding company can choose the most cost effective advance product available from among the FHLBanks to which it has access. Under this scenario, FHLBanks may compete with each other to fund advances to members in different FHLBank districts. The availability of alternative funding sources to our members and their deposit levels, can significantly influence the demand for our advances and can vary as a result of a number of factors including market conditions, member creditworthiness and size, and availability of collateral.
Recent legislative and regulatory actions have provided members with additional funding alternatives. For instance, the FDIC announced its TLGP, through which the FDIC provides a guarantee on certain newly issued senior unsecured debt, including promissory notes, commercial paper, interbank funding, and unsecured portions of secured debt in the event the issuing institution subsequently fails or its holding company files for bankruptcy. These additional funding alternatives increased competition with our advance products as well as contributed to our increased long-term cost of funds.
Our primary source of funding is through the issuance of consolidated obligations. We compete with the U.S. Government, Fannie Mae, Freddie Mac, Farm Credit System, and other GSEs as well as corporate, sovereign, and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. In the absence of increased demand, increased supply of competing debt products may result in higher debt costs or lesser amounts of debt issued at the same cost. In addition, the availability and cost of funds raised through the issuance of certain types of unsecured debt may be adversely affected by regulatory initiatives or other government actions. Although our debt issuances have kept pace with the funding needs of our members, there can be no assurance that this will continue to be the case.
In addition, the sale of callable debt and the simultaneous execution of callable derivative agreements that mirror the debt have been an important source of competitive funding for us. The availability of markets for callable debt and derivative agreements may be an important determinant of our relative cost of funds. There can be no assurance the current breadth and depth of these markets will be sustained.

Our cost of funds was also adversely affected by changes in investor perception of the systemic risks associated with the housing GSEs. Issues relating to Fannie Mae, Freddie Mac, and the FHLBanks have, at times, created pressure on debt pricing, as investors have perceived such obligations as bearing greater risk than some other debt products. In response to investor and financial concerns, in September 2008, the Finance Agency placed Fannie Mae and Freddie Mac in conservatorship. Additionally, the U.S. Treasury put in place a set of financing agreements, which expired on December 31, 2009, to ensure that Fannie Mae, Freddie Mac, and the FHLBanks continue to meet their obligations to holders of bonds that they have issued or guaranteed.
The purchase of mortgage loans through the MPF program is subject to competition on the basis of prices paid for mortgage loans, customer service, and ancillary services such as automated underwriting. We compete primarily with other GSEs, such as Fannie Mae, Freddie Mac, and other financial institutions and private investors for acquisition of conventional fixed rate mortgage loans.
Taxation
We are exempt from all federal, state and local taxation except for real estate property taxes, which is a component of our lease payments for office space or on real estate we own.
Assessments
Affordable Housing Program
To fund their respective AHPs, the FHLBanks each must set aside the greater of 10 percent of the FHLBank’s current year net earnings to fund next year’s AHP obligation, or the FHLBank’s pro rata share of an aggregate of $100 million to be contributed in total by the FHLBanks. Such proration is made on the basis of current year net earnings. The required annual AHP contribution for an FHLBank shall not exceed its current year net earnings. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue our AHP assessment on a monthly basis and reduce the AHP liability as program funds are distributed.
Resolution Funding Corporation
Congress requires each FHLBank annually pay to the REFCORP 20 percent of net income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for the REFCORP. We accrue our REFCORP assessment on a monthly basis.
The FHLBanks’ obligation to the REFCORP will terminate when the aggregate actual quarterly payments made by all of the FHLBanks exactly equal the present value of a $300 million annual annuity commencing on the date on which the first obligation of the REFCORP was issued and ends on April 15, 2030. The Finance Agency determines the discounting factors to use in this calculation in consultation with the Department of Treasury.

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
Because the FHLBanks’ cumulative REFCORP payments have generally exceeded $300 million per year, those extra payments have defeased $2.3 million of the $75 million benchmark payment due on April 15, 2012 and all payments due thereafter. The defeased benchmark payment (or portion thereof) can be reinstated if future actual REFCORP payments fall short of the $75 million benchmark in any quarter. Cumulative amounts to be paid by the FHLBanks to the REFCORP cannot be determined at this time because the amount is dependent upon future net income of each FHLBank and interest rates.
Liquidity Requirements
We utilize liquidity to satisfy member demand for short- and long-term funds, to repay maturing consolidated obligations, and to meet other business obligations. We are required to maintain liquidity in accordance with certain Finance Agency regulations and with policies established by the Board of Directors. See additional discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Liquidity Requirements.”
Regulatory Oversight, Audits, and Examinations
The Finance Agency is an independent agency in the U.S. Government responsible for supervising and regulating the FHLBanks, Fannie Mae, and Freddie Mac. The Housing Act establishes the position of Director of the Finance Agency as the head of such agency. The Finance Agency Director is appointed by the President for a five year term. The Finance Agency Director is authorized to issue rules, regulations, guidance, and orders affecting the FHLBanks.
To assess our safety and soundness, the Finance Agency conducts annual, on-site examinations as well as periodic off-site reviews. Additionally, we are required to submit monthly financial information including the statements of condition, results of operations, and various other reports.
The Finance Agency requires we satisfy certain minimum liquidity and capital requirements. Liquidity requirements are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Liquidity Requirements — Statutory Requirements.” Capital requirements are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Capital — Capital Requirements.”

The Finance Agency has broad authority to bring administrative and supervisory actions against an FHLBank and/or its directors and/or executive officers. The Finance Agency may initiate proceedings to suspend or remove FHLBank directors and/or executive officers for cause. The Finance Agency may issue a notice of charges seeking the issuance of a temporary or permanent cease and desist order to an FHLBank or any director or executive officer if the Finance Agency determines any such party is engaging in, has engaged in, or the Finance Agency has cause to believe the party is about to engage in:
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
The Finance Agency may issue a notice seeking the assessment of civil monetary penalties against an FHLBank or, in some cases, any director or executive officer that:
•	violates any provision of the FHLBank Act or any order, rule, or regulation issued under the FHLBank Act.

•	violates any final or temporary cease and desist order issued by the Finance Agency pursuant to the FHLBank Act.

•	violates any written agreement between an FHLBank and the Finance Agency.

•	engages in any conduct that causes or is likely to cause a loss to an FHLBank.
The Finance Agency is funded through assessments levied against the FHLBanks and other regulated entities. No tax dollars or other appropriations from the U.S. Government support the operations of the Finance Agency. The Finance Agency allocates its applicable operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of total FHLBank capital. Unless otherwise instructed in writing by the Finance Agency, each FHLBank pays the Finance Agency its pro rata share of an assessment in semi–annual installments during the annual period covered by the assessment.

The Comptroller General of the U.S. Government has authority under the FHLBank Act to audit or examine the Finance Agency and the FHLBanks and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Further, the Government Corporation Control Act provides the Comptroller General may review any audit of the financial statements conducted by an independent public accounting firm. If the Comptroller General conducts such a review, he/she must report the results and provide his/her recommendations to the Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General may also conduct his/her own audit of any financial statements of the FHLBanks.
We submit annual management reports to the Congress, the President of the U.S., the Office of Management and Budget, and the Comptroller General. These reports include statements of condition, statements of income, statements of changes in capital, statements of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent auditors on the financial statements.
We are required to file with the Securities and Exchange Commission (SEC) an Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K. The SEC maintains a website containing these reports and other information regarding our electronic filings located at www.sec.gov. These reports may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.
We also make our quarterly reports, annual financial reports, current reports, and amendments to all such reports filed with or furnished to the SEC available on our Internet Website at www.fhlbdm.com as soon as reasonably practicable after such reports are available. Quarterly and annual reports for the FHLBanks on a combined basis are also available at the Website of the Office of Finance as soon as reasonably practicable after such reports are available. The Internet Website address to obtain these filings is www.fhlb-of.com.
Information contained in the above mentioned website, or that can be accessed through that website, is not incorporated by reference into this annual report on Form 10-K and does not constitute a part of this or any report filed with the SEC.
Personnel
As of February 28, 2010, we had 223 full-time equivalent employees. Our employees are not covered by a collective bargaining agreement.
ITEM 1A — RISK FACTORS
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

The FHLBanks are Subject to Complex Laws and Regulations Such That Legislative and Regulatory Changes Could Negatively Affect our Business
The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and, as such are governed by federal laws and regulations promulgated, adopted, and applied by the Finance Agency. Congress may amend the FHLBank Act or other statutes in ways that significantly affect (i) the rights and obligations of the FHLBanks, and (ii) the manner in which the FHLBanks carry out their housing-finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Agency or other financial services regulators could adversely impact our ability to conduct business or the cost of doing business.
As an example of the foregoing, the enactment of the Housing Act on July 31, 2008, and subsequent actions by the Finance Agency to adopt or modify regulations, orders or policies, could adversely impact our business operations, and/or financial condition. We cannot predict how any such action may adversely impact our business operations, and/or financial condition.
Additionally, the U.S. House of Representatives passed the Wall Street Reform and Consumer Protection Act (the Reform Act), which, if passed by the U.S. Senate and signed into law by the President, would, among other things: (i) create a Consumer Financial Protection Agency; (ii) create an inter-agency oversight council that will identify and regulate systemically-important financial institutions; (iii) regulate the over-the-counter derivatives market; (iv) reform the credit rating agencies; (v) provide shareholders with an advisory vote on the compensation practices of the entity in which they invest including for executive compensation and golden parachutes; (vi) revise the assessment base for FDIC deposit insurance assessments; (vii) require lenders to retain a portion of the credit risk of the mortgages that they originate and sell; and (viii) create a federal insurance office that will monitor the insurance industry. Depending on whether the Reform Act, or similar legislation, is signed into law and on the final content of any such legislation, our business operations, funding costs, rights, obligations, and/or the manner in which we carry out our housing-finance mission may be impacted.
We cannot predict whether additional regulations will be issued or whether additional legislation will be enacted, and we cannot predict the effect of any such additional regulations or legislation on our business operations and/or financial condition.
We Face Competition for Advances, Loan Purchases, and Access to Funding
Our primary business is making advances to our members. Demand for advances is impacted by, among other things, alternative sources of liquidity and loan funding for our members. We compete with other suppliers of secured and unsecured wholesale funding including investment banks and dealers, commercial banks, other GSEs, and, in certain circumstances, other FHLBanks. The availability of alternative funding sources to members can significantly influence the demand for our advances.

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
Additionally, many of our competitors are not subject to the same body of regulation that we are, which enables those competitors to offer products and terms that we may not be able to offer. Efforts to effectively compete with other suppliers of wholesale funding by changing the pricing of our advances may result in a decrease in the profitability of our advance business. A decrease in the demand for advances, or a decrease in the profitability on advances would negatively affect our financial condition, results of operations, and value of the Bank to our membership.
Impact of Temporary Government Programs in Response to the Disruptions in the Financial Markets Have and may Continue to Have an Adverse Impact on our Business
In response to the economic downturn and the continuing recession, the U.S. Government enacted certain governmental programs. There have been adverse impacts to our business from these programs, including increased funding costs, decreased investment liquidity, and increased competition for advances. To the extent the U.S. Government extends these programs or creates new programs, they may have a material adverse impact on our financial condition, results of operations, and value of the Bank to our membership.
Changes in the FHLBank System’s Actual or Perceived Credit Rating May Adversely Affect our Ability to Issue Consolidated Obligations on Acceptable Terms
Our primary source of funds is the sale of consolidated obligations in the capital markets, including the short-term discount note market. Our access to funds in the capital markets may be affected by the actual or perceived credit rating of the FHLBank system or the U.S. Government. Negative perception or a downgrade in our credit rating may result in reduced investor confidence, which could adversely affect our cost of funds and the ability to issue consolidated obligations on acceptable terms. A higher cost of funds or an impaired ability to issue consolidated obligations on acceptable terms could also adversely affect the FHLBanks’ financial condition, results of operations, and value to our membership. While we do not believe the FHLBanks have suffered a material adverse impact on their ability to issue consolidated obligations, we cannot predict the effect of further changes in, or developments in regard to, these risks on our ability to raise funds in the marketplace or on other aspects of our operations.

We Are Jointly and Severally Liable for Payment of Principal and Interest on the Consolidated Obligations Issued by the Other FHLBanks
Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all FHLBanks, backed only by the financial resources of the FHLBanks. We are jointly and severally liable with the other FHLBanks for the consolidated obligations issued by the FHLBanks through the Office of Finance, regardless of whether we receive all or any portion of the proceeds from any particular issuance of consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation at any time, whether or not the FHLBank who was the primary obligor has defaulted on the payment of that obligation. Furthermore, the Finance Agency may allocate the liability for outstanding consolidated obligations among one or more FHLBanks on a pro rata basis or on any other basis the Finance Agency may determine. Accordingly, we could incur significant liability beyond our primary obligation under consolidated obligations. Moreover, we may not pay dividends to, or redeem or repurchase capital stock from, any of our members if timely payment of principal and interest on the consolidated obligations of the entire FHLBank System has not been made. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock may be affected not only by our own financial condition, but also by the financial condition of the other FHLBanks.
Additionally, due to our relationship with other FHLBanks, we could be impacted by events other than the default of a consolidated obligation. Events that impact other FHLBanks such as member failures, capital deficiencies, and other-than-temporary impairment charges may cause the Finance Agency, at its discretion, or the FHLBanks jointly, at their discretion, to require another FHLBank to either provide capital or buy assets of another FHLBank. If we were called upon by the Finance Agency to do either of these items, it may impact our financial condition.
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

We attempt to mitigate credit risk through collateral requirements and credit analysis of our counterparties. We require collateral on advances, mortgage loan credit enhancements which may include SMI, letters of credit, certain investments, and derivatives. Specifically, we require that all outstanding advances and member provided mortgage loan credit enhancements be fully collateralized. We evaluate the types of collateral pledged by our borrowers and assign a borrowing capacity to the collateral, generally based on a percentage of its estimated market value. If a member or counterparty fails, we would take ownership of the collateral covering our advances and mortgage loan credit enhancements. However, if the market price of the collateral is less than the obligation or there is not a market into which we can sell the collateral, we may incur losses that could adversely affect our financial condition, results of operations, and value to our membership.
Although management has policies and procedures in place to manage credit risk, we may be exposed because the outstanding advance value may exceed the liquidation value of our collateral. We mitigate this risk through applying collateral discounts, requiring most borrowers to execute a blanket lien, taking delivery of collateral, and limiting extensions of credit. We may incur losses that could adversely affect our financial condition, results of operations, and value to our membership.
Changes in Economic Conditions or Federal Monetary Policy Could Affect our Business and our Ability to Pay Dividends
We operate with narrow margins and expect to be profitable based on our prudent lending standards, conservative investment strategies, and diligent risk management practices. Because we operate with narrow margins, our net income is sensitive to general business and economic conditions that impact the interest we earn and pay. These conditions include, without limitation, short- and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we conduct our business. Additionally, we may be affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board. Significant changes in any one or more of these conditions could impact our ability to maintain our past or current level of net income, which could limit our ability to pay dividends or change the future level of dividends that, in our Board’s discretion, we may be willing to pay.
We Could be Adversely Affected by Our Exposure to Interest Rate Risk
We realize income primarily from the spread between interest earned on our outstanding advances, mortgage assets (including MPF, MBS, HFA and SBA investments), non-mortgage investments, and interest paid on our consolidated obligations, member deposits, and other liabilities as well as components of other income. We may experience instances when either our interest bearing liabilities will be more sensitive to changes in interest rates than our interest earning assets, or vice versa. In either case, interest rate movements contrary to our position could negatively affect our financial condition, results of operations, and value of the Bank to our membership.

We Use Derivative Instruments to Reduce Our Interest-Rate Risk, And We May Not Be Able to Enter into Effective Derivative Instruments on Acceptable Terms
We use derivative instruments to reduce our interest rate and mortgage prepayment risk, but no hedging strategy can completely protect us from such risk. Our effective use of derivative instruments depends upon our ability to enter into these instruments with acceptable counterparties and terms, and upon our ability to determine the appropriate hedging positions by weighing our assets, liabilities, and prevailing and changing market conditions. The cost of entering into derivative instruments has increased dramatically as a result of (i) consolidations, mergers, and failures which have led to fewer counterparties, resulting in less liquidity in the derivatives market; (ii) increased volatility in the marketplace due to uncertain economic conditions; and (iii) increased uncertainty related to the potential change in regulations regarding over-the-counter derivatives. If we are unable to manage our hedging positions effectively, we may be unable to manage our interest rate and other risks, which may result in earnings volatility, and could adversely impact our financial condition, results of operations, and value of the Bank to our membership.
Some of our derivative instruments contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by a major credit rating agency, we may be required to deliver additional collateral on derivative instruments in net liability positions.
Compliance with Regulatory Contingency Liquidity Guidance Could Adversely Impact our Earnings
We are required to maintain five calendar days of contingent liquidity per Finance Agency regulations. The guidance provided to the FHLBanks is designed to protect against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital markets volatility. To satisfy this additional requirement, we have established a contingency liquidity plan in which we maintain balances in shorter-term investments, which may earn lower interest rates than alternate investment options and may, in turn, negatively impact net interest income. In addition, these investments are primarily recorded as trading securities and recorded at fair value with changes in fair value recorded in other income and therefore, this accounting treatment may cause income statement volatility. We manage our liquidity position in a prudent manner to ensure our ability to meet the needs of our members in a timely manner. However, our efforts to manage our liquidity position, including our contingency liquidity plan, may impact our ability to meet our obligations and the credit and liquidity needs of our members, which could adversely affect our interest income, financial condition, and results of operations.

Changes in Economic Conditions Impacting the Value of Collateral Held by the Bank Could Negatively Impact Our Business
Advances to our members and eligible housing associates are secured by mortgages and other eligible collateral. Eligible collateral includes whole first mortgages on improved residential property or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. Government or any of the GSE’s, including without limitation MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash deposited in the Bank; guaranteed student loans made under the Department of Education’s FFELP; and other real estate-related collateral acceptable to us provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. Additionally, CFIs may pledge collateral consisting of secured small business, small farm, or small agribusiness loans, including secured business and agri-business lines of credit. We estimate the value of collateral securing each borrower’s obligations by using collateral discounts, or haircuts. Additionally, members can provide a blanket security agreement, pledging other assets as additional collateral.
Continued deterioration of economic conditions led to a significant decrease in real-estate property values in some parts of the country. As a result, real-estate collateral we hold from our members may have decreased in value. In order to remain fully collateralized, we required members to pledge additional collateral, when deemed necessary. This requirement may impact those members that lack additional assets to pledge as collateral. If members are unable to secure their obligations with us, our advance levels could decrease, negatively impacting our financial condition, results of operations, and value of the Bank to our membership.
Adverse Economic Conditions Impacting the Bank’s Financial Position Could Impact the Bank’s Ability to Redeem Capital Stock at Par
Our capital stock is not publicly traded. All members must purchase and maintain capital stock as a condition of membership. It can be issued, exchanged, redeemed, and repurchased only by us at par value of $100 per share. Generally, capital stock may be redeemed upon five years’ notice and excess capital stock may be voluntarily repurchased.
Continued deterioration of economic conditions may adversely impact our operations and, consequently, our ability to redeem capital stock at its stated par value of $100 per share. Additionally, our ability to meet regulatory capital requirements could be negatively impacted due to poor financial performance. If deemed necessary, we may be required to call upon our members to purchase additional capital stock to meet those regulatory capital requirements.

Member Failures and Consolidations May Adversely Affect our Business
Over the last two years, the financial services industry has experienced increasing defaults on, among other things, home mortgage, commercial real estate, and credit card loans, which caused increased regulatory scrutiny and capital to cover non-performing loans. These factors have led to an increase in both the number of financial institution failures and the number of mergers and consolidations. During 2009, ten of our member institutions failed and 27 of our member institutions merged out-of-district. If this trend continues the number of current and potential members in our district will decrease. The resulting loss of business could negatively impact our business operations, financial condition, and results of operations.
Further, member failures may force us to liquidate pledged collateral if the outstanding advances are not repaid. The inability to liquidate collateral on terms acceptable to us may cause financial statement losses. Additionally, as members become financially distressed, in accordance with established policies, we may decrease lending limits or, in certain circumstances, cease lending activities. If member banks are unable to obtain sufficient liquidity from us it may cause further deterioration of those member institutions. This may negatively impact our reputation and, therefore, negatively impact our financial condition and results of operations.
Exposure to Option Risk in our Financial Assets and Liabilities Could Have an Adverse Effect on Our Business
Our mortgage assets provide homeowners the option to prepay their mortgages prior to maturity. The effect of changes in interest rates can exacerbate prepayment and extension risk, which is the risk that mortgage assets will be refinanced by the mortgagor in low interest rate environments or will remain outstanding longer than expected at below-market yields when interest rates increase. Our advances, consolidated obligations, and derivatives may provide us, the borrower, issuer, or counterparty with the option to call or put the asset or liability. These options leave us susceptible to unpredictable cash flows associated with our financial assets and liabilities. The exercise of the option and the prepayment or extension risk is dependent on general market conditions and if not managed appropriately could have a material effect on our financial condition, results of operations, and value of the Bank to our membership.
Reliance on Models to Value Financial Instruments and the Assumptions used may Have an Adverse Impact on our Financial Position and Results of Operations
We make use of business and financial models for managing risk. We also use models in determining the fair value of financial instruments for which independent price quotations are not available or reliable. Pricing models and their underlying assumptions are based on management’s best estimates for discount rates, prepayments, market volatility, and other assumptions. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense.

The information provided by these models is also used in making business decisions relating to strategies, initiatives, transactions and products, and in financial statement reporting. We have adopted many controls, procedures, and policies to monitor and manage assumptions used in these models. However, models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. Changes in any models or in any of the assumptions, judgments or estimates used in the models may cause the results generated by the model to be materially different. If the models are not reliable due to inaccurate assumptions, we could make poor business decisions, including asset and liability management, or other decisions, which could result in an adverse financial impact.
Reliance on the FHLBank of Chicago, as MPF Provider, and Fannie Mae, as the Ultimate Investor in the MPF Xtra Product, Could have a Negative Effect on Our Business
As part of our business, we participate in the MPF program with the FHLBank of Chicago. As MPF Provider, the FHLBank of Chicago establishes the structure of MPF loan products and the eligibility rules for MPF loans. In addition, the MPF Provider administers the pricing and delivery mechanism for MPF loans and the back-office processing of MPF loans in its role as master servicer and master custodian. If the FHLBank of Chicago changes its MPF provider role or ceases to operate the program, this may have a negative impact on our mortgage finance business, financial condition, and results of operations. Additionally, if the FHLBank of Chicago, or its third party vendors, experience operational difficulties, such difficulties could have a negative impact on our financial condition, results of operations, and value of the Bank to our membership.
Effective February 26, 2009, we signed agreements to participate in a MPF loan product called MPF Xtra. Under this product, we assign 100 percent of our interests in PFI master commitments to the FHLBank of Chicago. The FHLBank of Chicago then purchases mortgage loans from our PFIs and sells those loans to Fannie Mae. Should the FHLBank of Chicago or Fannie Mae experience any operational difficulties, those difficulties could have a negative impact on the value of the Bank to our membership.
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

Our Capital Plan also provides that our Board of Directors shall determine the rights and preferences of our stockholders in connection with any merger or consolidation, subject to any terms and conditions imposed by the Finance Agency. We cannot predict how the Finance Agency might exercise its statutory authority with respect to liquidations, reorganizations, mergers, or consolidations or whether any actions taken by the Finance Agency in this regard would be inconsistent with the provisions of our Capital Plan or the rights of the holders of our Class B stock. Consequently, there can be no assurance that if any liquidation, merger, or consolidation were to occur involving us, that it would be consummated on terms that do not adversely affect our members’ investment in us.
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
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
We executed a 20 year lease with an affiliate of our member, Wells Fargo, for approximately 43,000 square feet of office space commencing on January 2, 2007. The office space is located in a building at 801 Walnut Street, Suite 200, Des Moines, Iowa and is used for all our primary business functions.
We also maintain a leased, off-site back-up facility with approximately 4,100 square feet in Urbandale, Iowa.
ITEM 3 — LEGAL PROCEEDINGS
We are not currently aware of any pending or threatened legal proceedings against us that could have a material adverse effect on our financial condition, results of operations, or cash flows.
ITEM 4 — (REMOVED AND RESERVED)

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Current members own the majority of our capital stock. Former members own the remaining capital stock to support business transactions still carried on our Statement of Condition. There is no established market for our capital stock and it is not publicly traded. Our capital stock may be redeemed with a five year notice from the member or voluntarily repurchased at par value, subject to certain limits. Par value of each share of capital stock is $100 per share. At February 28, 2010, we had 1,224 current members that held 23.8 million shares of capital stock. At February 28, 2010, we had 13 former members and one member who withdrew membership that held $8.1 million or 0.1 million shares of capital stock, which were classified as mandatorily redeemable capital stock.
The Board of Directors declared the following cash dividends in 2009 and 2008 (dollars in millions):

	2009		2008
		Annual		Annual
Quarter declared and paid	Amount[1]	Rate	Amount[1]	Rate

First quarter	$7.6	1.00%	$25.7	4.50%
Second quarter	7.0	1.00	26.6	4.00
Third quarter	14.4	2.00	30.1	4.00
Fourth quarter	14.9	2.00	24.3	3.00

[1]	This table is based on the period of declaration and payment. The dividend applies to the financial performance for the quarter prior to the quarter declared and paid.
For additional information regarding our dividends, see “Item 1. Business — Capital and Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Capital — Dividends.”

ITEM 6 — SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the financial statements and notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in this report. The financial position data at December 31, 2009 and 2008 and results of operations data for the three years ended December 31, 2009, 2008, and 2007 are derived from the financial statements and notes for those years included in this report. The financial position data at December 31, 2007, 2006, and 2005 and the results of operations data for the two years ended December 31, 2006 and 2005 are derived from financial statements and notes not included in this report.

	December 31,
Statements of Condition	2009	2008	2007	2006	2005
(Dollars in millions)
Investments[1]	$20,790	$15,369	$9,244	$8,219	$10,227
Advances	35,720	41,897	40,412	21,855	22,283
Mortgage loans[2]	7,719	10,685	10,802	11,775	13,019
Total assets	64,657	68,129	60,736	42,028	45,657
Consolidated obligations
Discount notes	9,417	20,061	21,501	4,685	4,067
Bonds	50,495	42,723	34,564	33,066	37,130
Total consolidated obligations[3]	59,912	62,784	56,065	37,751	41,197
Mandatorily redeemable capital stock	8	11	46	65	85
Capital stock — Class B putable	2,461	2,781	2,717	1,906	1,932
Retained earnings	484	382	361	344	329
Accumulated other comprehensive loss	(34)	(146)	(26)	(1)	(1)
Total capital	2,911	3,017	3,052	2,249	2,260

	Years Ended December 31,
Statements of Income	2009	2008	2007	2006	2005
(Dollars in millions)
Net interest income[4]	$197.4	$245.6	$171.1	$154.3	$293.6
Provision for (reversal of) credit losses on mortgage loans	1.5	0.3	—	(0.5)	—
Other income (loss)[5]	55.8	(27.8)	10.3	8.7	46.8
Other expense	53.1	44.1	42.4	41.5	39.0
Net income before change in accounting principle	145.9	127.4	101.4	89.4	221.2
Change in accounting principle[6]	—	—	—	—	6.5
Net income	145.9	127.4	101.4	89.4	227.7

	Years Ended December 31,
Selected Financial Ratios	2009	2008	2007	2006	2005
Net interest margin[7]	0.28%	0.35%	0.37%	0.35%	0.62%
Return on average equity	4.46	3.88	4.25	3.91	9.57
Return on average assets	0.21	0.18	0.21	0.20	0.48
Average equity to average assets	4.63	4.71	5.04	5.21	5.04
Regulatory capital ratio[8]	4.57	4.66	5.14	5.50	5.13
Dividend payout ratio[9]	30.05	83.81	83.13	83.21	26.88

[1]	Investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

[2]	Represents the gross amount of mortgage loans prior to the allowance for credit losses. The allowance for credit losses was $1.9 million, $0.5 million, $0.3 million, $0.3 million, and $0.8 million at December 31, 2009, 2008, 2007, 2006, and 2005.

[3]	The par amount of the outstanding consolidated obligations for all 12 FHLBanks was $930.5 billion, $1,251.5 billion, $1,189.6 billion, $951.7 billion, and $937.4 billion at December 31, 2009, 2008, 2007, 2006, and 2005, respectively.

[4]	Net interest income is before provision for (reversal of) credit losses on mortgage loans.

[5]	Other income (loss) includes, among other things, net gain (loss) on derivatives and hedging activities, net (loss) gain on extinguishment of debt, net gain on trading securities, and net loss on bonds held at fair value.

[6]	Effective January 1, 2005, we changed our method of accounting for premiums and discounts related to and received on mortgage loans and MBS. We recorded a $6.5 million gain after assessments to change the amortization period from estimated lives to contractual maturities.

[7]	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

[8]	Regulatory capital ratio is period-end regulatory capital expressed as a percentage of period-end total assets.

[9]	Dividend payout ratio is dividends declared in the stated period expressed as a percentage of net income in the stated period.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Our Management’s Discussion and Analysis (MD&A) is designed to provide information that will help the reader develop a better understanding of our financial statements, key financial statement changes from year to year, and the primary factors driving those changes, as well as how recently issued accounting principles affect our financial statements. The MD&A is organized as follows:

Forward — Looking Information
Statements contained in this annual report on Form 10-K, including statements describing objectives, projections, estimates, or future predictions in our operations, may be forward-looking statements. These statements may be identified by the use of forward-looking terminology, such as believes, projects, expects, anticipates, estimates, intends, strategy, plan, may, and will or their negatives or other variations on these terms. By their nature, forward-looking statements involve risk or uncertainty, and actual results could differ materially from those expressed or implied or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. Refer to “Special Note Regarding Forward-Looking Statements” for a listing of these risks and uncertainties.
We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. A detailed discussion of these risks and uncertainties is included under “Item 1A. Risk Factors.”
Executive Overview
Our Bank is a member owned cooperative serving shareholder members in a five-state region (Iowa, Minnesota, Missouri, North Dakota, and South Dakota). Our mission is to provide funding and liquidity for our members and eligible housing associates by providing a stable source of short- and long-term funding through advances, standby letters of credit, mortgage purchases, and targeted housing and economic development activities. Our member institutions may include commercial banks, savings institutions, credit unions, insurance companies, and CDFIs.
We concluded 2009 with net income totaling $145.9 million compared with $127.4 million for the same period in 2008, an increase of 15 percent. The year ended December 31, 2009 presented both opportunities and challenges as a result of the recent financial crisis and continued market instability and volatility in 2009. Net income was primarily impacted by several events as described below.
During 2009 unique market conditions resulting from the financial crisis provided us with the opportunity to purchase investments in 30-year U.S. Treasury obligations that yielded returns above equivalent maturity LIBOR swap rates. We simultaneously entered into interest rate swaps to convert the fixed rate investments to three-month LIBOR plus a spread. At the time of execution, management determined that if and when the market showed signs of correcting this imbalance, prudent action to recognize large short-term gains was warranted through the subsequent sale and termination of the related interest rate swaps. For that reason, in 2009 we sold all $2.7 billion of U.S. Treasury obligations and terminated the related interest rate swaps. The overall impact of these transactions was a net gain of $70.9 million recorded as other income during the year ended December 31, 2009.
During 2009, in an effort to improve our risk position, we also sold $2.1 billion of mortgage loans to the FHLBank of Chicago, who immediately resold these loans to Fannie Mae. As a result of the sale, we recorded a net gain of approximately $1.8 million as other income.

We utilized, in part, the proceeds from the U.S. Treasury and mortgage loan sale transactions described above to extinguish higher costing debt during 2009 and, as a result, recorded losses of approximately $89.9 million in other loss. Most of the extinguished debt was replaced with lower costing debt and we expect such losses will be offset in future periods through lower interest costs.
During the latter half of 2008, longer-term funding was expensive due to illiquidity in the market place and investors desire to invest short-term. While longer-term funding was expensive, discount note spreads relative to LIBOR were at historically wide levels. As a result, we funded longer-term assets with short-term debt. This funding methodology decreased our debt costs but introduced risks as a result of the maturity mismatch between our liabilities and assets. Therefore, to compensate for increased risks associated with this funding mismatch and the challenging market conditions creating unfavorable liquidity conditions and higher interest rate volatility, we added a risk/liquidity premium to our advance pricing beginning in September 2008. Improved market conditions during the second half of 2009 provided us with the opportunity to better match fund our longer-term assets with longer-term debt. Therefore, we were able to reduce the risk/liquidity premium on our advance pricing.
Net interest income decreased $48.2 million in 2009 when compared to 2008. The low interest rate environment driving a lower return on invested capital was the primary contributor for our decreased net interest income. In addition, decreased average advance volumes, limited short-term investment opportunities, and a negative spread on investments during the first quarter of 2009 as a result of us carrying additional liquidity during the fourth quarter of 2008 to comply with liquidity guidance provided by the Finance Agency contributed to our decreased net interest income. Average advance volumes decreased due to the availability of alternative wholesale funding options for member banks as well as increased deposit growth realized by many members. Short-term investment opportunities were limited in 2009 due to increased deposit levels and the availability of various government funding programs for financial institutions serving as our counterparties for short-term investments. The low growth market environment and the relative improvement in available funding sources resulted in decreased interest spreads on investments. Although we continue to explore new investment opportunities that provide more favorable returns, the compressed spreads added to the decreased net interest income during 2009 when compared to 2008.

Conditions in the Financial Markets
Financial Market Conditions
During the year ended December 31, 2009, average market interest rates were lower when compared with 2008. The following table shows information on key average market interest rates for the years ended December 31, 2009 and 2008 and key market interest rates at December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008	December 31,	December 31,
	12-Month	12-Month	2009	2008
	Average	Average	Ending Rate	Ending Rate

Federal funds target[1]	0.16%	1.93%	0.05%	0.14%
Three-month LIBOR[1]	0.69	2.93	0.25	1.43
2-year U.S. Treasury[1]	0.94	1.99	1.14	0.77
10-year U.S. Treasury[1]	3.24	3.64	3.84	2.21
30-year residential mortgage note [1]	5.05	6.05	5.14	5.14

[1]	Source is Bloomberg.

The Federal Reserve lowered its key interest rate, the Federal funds target, to a range of 0 to 0.25 percent on December 16, 2008. This target range was unchanged throughout 2009. The Federal Reserve has maintained this accommodative stance to stimulate economic growth. Three-month LIBOR declined in early 2009 (following the movement of the Federal funds target) and remained low throughout 2009. While U.S. Treasury rates were stable for the first quarter of 2009, intermediate and longer term U.S. Treasury rates increased rapidly during the second quarter of 2009 following an increase in economic activity. The result was a significantly higher spread between 2-year and 10-year U.S. Treasury rates. Mortgage rates were relatively stable during the year as the Federal Reserve continued their Agency MBS Purchase Program, purchasing approximately $1.1 trillion of agency MBS.
As a result of the recent financial crisis, the U.S. Government, the Federal Reserve, and a number of foreign governments and foreign central banks took significant actions to stabilize the global financial markets. At its January 27, 2010 Open Market Committee meeting, the Federal Reserve noted that inflation is expected to remain subdued for some time and that the Open Market Committee intends to maintain the target range for the Federal funds rate at 0 to 0.25 percent for an extended period. Significant debate continues regarding how the Federal Reserve and foreign central banks will remove excess liquidity from the financial system. On February 19, 2010, the Federal Reserve increased the discount rate, the rate at which banks may borrow directly from the Federal Reserve, from 0.50 percent to 0.75 percent. In addition, the market is closely monitoring the impact the conclusion of the Federal Reserve’s Agency MBS Purchase Program may have, currently set to expire on March 31, 2010.

Agency Spreads

	Fourth	Fourth	Year-to-date	Year-to-date
	Quarter	Quarter	December 31,	December 31,
	2009	2008	2009	2008	December 31,	December 31,
	3-Month	3-Month	12-Month	12-Month	2009	2008
	Average	Average	Average	Average	Ending Spread	Ending Spread
FHLB spreads to LIBOR (basis points)[1]
3-month	(14.8)	(154.5)	(46.4)	(73.0)	(12.1)	(131.5)
2-year	(11.5)	60.7	1.8	7.9	(10.2)	19.4
5-year	3.9	80.6	25.8	23.9	(1.7)	73.1
10-year	53.2	124.2	81.3	47.4	41.9	109.1

[1]	Source is Office of Finance.
Given that rates will not be set below zero, the relative performance of our funding using three-month discount notes was less favorable in 2009 when compared to 2008. This is primarily due to the compression of rates toward zero. As shown in the table above, spreads on longer-term funding (2-years and greater) improved substantially during the fourth quarter of 2009 when compared to the same period in 2008. This was primarily due to the Federal Reserve purchasing agency securities and a more stable economic environment. The improvement in FHLBank longer-term spreads allowed us to extend the duration of our liabilities, which we have done by issuing bullets (primarily three years and shorter), callable, and structured debt. This funding mix allowed us to better match fund our longer-term assets with longer-term debt, thereby eliminating a majority of the basis risk we were exposed to through the funding mismatch.

Results of Operations for the Years Ended December 31, 2009, 2008, and 2007
The following discussion highlights significant factors influencing our results of operations. Average balances are calculated on a daily weighted average basis. Amounts used to calculate percentage variances are based on numbers in thousands. Accordingly, recalculations may not produce the same results when the amounts are disclosed in millions.
Net Income
Net income was $145.9 million for the year ended December 31, 2009 compared with $127.4 million in 2008. The increase of $18.5 million was primarily due to activity reported in other income (loss), partially offset by decreased net interest income. These items are described in the sections that follow.
Net income increased $26.0 million for the year ended December 31, 2008 when compared to the same period in 2007. The increase was primarily due to increased net interest income, partially offset by activity reported in other income (loss).
Net Interest Income
Net interest income was $197.4 million for the year ended December 31, 2009, compared with $245.6 million in 2008, and $171.1 million in 2007. Our net interest income is impacted by changes in average asset and liability balances, and the related yields and costs, as well as returns on invested capital. Net interest income is managed within the context of tradeoff between market risk and return. Due to our cooperative business model and low risk profile, our net interest margin tends to be relatively low compared to other financial institutions.

The following table presents average balances and rates of major interest rate sensitive asset and liability categories for the years ended December 31, 2009, 2008, and 2007. The table also presents the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities as well as net interest margin (dollars in millions).

	2009			2008			2007
			Interest			Interest			Interest
	Average	Yield/	Income/	Average	Yield/	Income/	Average	Yield/	Income/
	Balance[1]	Cost	Expense	Balance[1]	Cost	Expense	Balance[1]	Cost	Expense
Interest-earning assets
Interest-bearing deposits	$113	0.37%	$0.4	$24	0.45%	$0.1	$8	5.28%	$0.4
Securities purchased under agreements to resell	1,165	0.16	1.8	—	—	—	222	5.36	11.9
Federal funds sold	6,007	0.29	17.4	4,119	1.75	72.0	3,625	5.20	188.7
Short-term investments[2]	683	0.53	3.6	467	2.41	11.2	2,255	5.27	118.8
Mortgage-backed securities[2]	9,584	2.12	203.0	8,403	3.88	326.5	4,974	5.30	263.6
Other investments[2]	6,028	1.59	95.6	145	4.28	6.2	39	5.58	2.2
Advances[3,4]	37,766	1.77	668.2	45,653	3.11	1,418.6	24,720	5.31	1,313.6
Mortgage loans[5]	9,190	4.83	443.6	10,647	5.01	533.7	11,248	4.99	561.6
Loans to other FHLBanks	—	—	—	14	0.68	0.1	—	—	—

Total interest-earning assets	70,536	2.03%	$1,433.6	69,472	3.41%	$2,368.4	47,091	5.23%	$2,460.8

Noninterest-earning assets	165			182			270

Total assets	$70,701			$69,654			$47,361

Interest-bearing liabilities
Deposits	$1,296	0.18%	$2.4	$1,354	1.64%	$22.2	$1,072	4.79%	$51.4
Consolidated obligations
Discount notes[4]	20,736	0.64	132.2	26,543	2.32	616.4	8,597	4.93	424.0
Bonds[4]	44,218	2.49	1,101.3	37,752	3.92	1,481.2	34,233	5.22	1,786.2
Other interest-bearing liabilities	38	0.80	0.3	68	4.43	3.0	478	5.87	28.1

Total interest-bearing liabilities	66,288	1.86%	$1,236.2	65,717	3.23%	$2,122.8	44,380	5.16%	$2,289.7

Noninterest-bearing liabilities	1,142			656			595

Total liabilities	67,430			66,373			44,975
Capital	3,271			3,281			2,386

Total liabilities and capital	$70,701			$69,654			$47,361

Net interest income and spread		0.17%	$197.4		0.18%	$245.6		0.07%	$171.1

Net interest margin[6]		0.28%			0.35%			0.37%

Average interest-earning assets to interest-bearing liabilities		106.41%			105.71%			106.11%

Composition of net interest income
Asset-liability spread		0.20%	$137.4		0.20%	$140.7		0.11%	$49.7
Earnings on capital		1.83%	60.0		3.20%	104.9		5.09%	121.4

Net interest income			$197.4			$245.6			$171.1

[1]	Average balances do not reflect the effect of derivative master netting arrangements with counterparties.

[2]	The average balance of available-for-sale securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[3]	Advance interest income includes advance prepayment fee income of $10.3 million, $0.9 million, and $1.5 million for the years ended December 31, 2009, 2008, and 2007.

[4]	Average balances reflect the impact of hedging fair value and fair value option adjustments.

[5]	Nonperforming loans and loans held for sale are included in average balance used to determine average rate.

[6]	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

The following table presents the changes in interest income and interest expense between 2009 and 2008 as well as between 2008 and 2007. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes (dollars in millions).

	Variance — 2009 vs. 2008			Variance — 2008 vs. 2007
	Total Increase		Total	Total Increase		Total
	(Decrease) Due to		Increase	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income
Interest-bearing deposits	$0.3	$—	$0.3	$0.3	$(0.6)	$(0.3)
Securities purchased under agreements to resell	1.8	—	1.8	(11.9)	—	(11.9)
Federal funds sold	23.3	(77.9)	(54.6)	22.7	(139.4)	(116.7)
Short-term investments	3.7	(11.3)	(7.6)	(63.9)	(43.7)	(107.6)
Mortgage-backed securities	40.8	(164.3)	(123.5)	147.0	(84.1)	62.9
Other investments	95.7	(6.3)	89.4	4.6	(0.6)	4.0
Advances	(214.8)	(535.6)	(750.4)	800.9	(695.9)	105.0
Mortgage loans	(71.3)	(18.8)	(90.1)	(30.1)	2.2	(27.9)
Loans to other FHLBanks	(0.1)	—	(0.1)	0.1	—	0.1

Total interest income	(120.6)	(814.2)	(934.8)	869.7	(962.1)	(92.4)

Interest expense
Deposits	(0.9)	(18.9)	(19.8)	11.0	(40.2)	(29.2)
Consolidated obligations
Discount notes	(112.3)	(371.9)	(484.2)	511.4	(319.0)	192.4
Bonds	223.6	(603.5)	(379.9)	170.9	(475.9)	(305.0)
Other interest-bearing liabilities	(1.0)	(1.7)	(2.7)	(19.5)	(5.6)	(25.1)

Total interest expense	109.4	(996.0)	(886.6)	673.8	(840.7)	(166.9)

Net interest income	$(230.0)	$181.8	$(48.2)	$195.9	$(121.4)	$74.5

Our net interest income is made up of two components: asset-liability spread and earnings on capital. Our asset-liability spread equals the yield on total assets minus the cost of total liabilities. For the years ended December 31, 2009 and 2008, our asset-liability spread was 20 basis points compared to 11 basis points in 2007. The majority of our asset-liability spread is driven by our net interest spread. For the year ended December 31, 2009, our net interest spread was 17 basis points, compared to 18 basis points in 2008, and 7 basis points in 2007.
Although our asset-liability spread and net interest spread remained fairly constant for the years ended December 31, 2009 and 2008, our earnings on capital decreased significantly. We invest our capital to generate earnings, generally for the same repricing maturity as the assets being supported. For the years ended December 31, 2009 and 2008, our earnings on capital were 183 basis points and 320 basis points. The significant decrease in earnings on capital in 2009 when compared to 2008 was primarily due to the lower interest rate environment as well as the lack of attractive short-term investment opportunities. As short-term interest rates declined and short-term investment opportunities were limited, the earnings contribution from capital decreased, thereby decreasing net interest income. Our net interest income decreased $48.2 million in 2009 when compared to 2008.

Our asset-liability spread and net interest spread increased for the year ended December 31, 2008 when compared to the same period in 2007, although our earnings on capital decreased. The increase in asset-liability spread was primarily due to lower debt costs and increased asset volumes, coupled with favorable interest rates. As a result, our net interest income increased $74.5 million in 2008 when compared to 2007.
Our net interest income was impacted by the following:
Advances
Interest income on our advance portfolio (including advance prepayment fees, net) decreased $750.4 million or 53 percent in 2009 when compared to 2008 primarily due to lower interest rates. For 2009, the average yield on our advances was 1.77 percent compared to 3.11 percent in 2008. In addition, average advance volumes decreased $7.9 billion or 17 percent in 2009 when compared to 2008 due to the availability of alternative wholesale funding options for member banks as well as increased deposit growth realized by many members.
Interest income on our advance portfolio (including advance prepayment fees, net) increased $105.0 million or eight percent in 2008 when compared to 2007 primarily due to increased average advance volumes, partially offset by declining interest rates.
Discount Notes
Interest expense on our discount notes decreased $484.2 million or 79 percent in 2009 when compared to 2008 primarily due to lower interest rates. For 2009, the average cost of our discount notes was 0.64 percent compared to 2.32 percent in 2008. In addition, average discount note volumes decreased $5.8 billion or 22 percent in 2009 when compared to 2008 as a result of us not replacing maturing discount notes due to decreased short-term funding needs as well as the ability to fund longer-term during the second half of 2009.
Interest expense on our discount notes increased $192.4 million or 45 percent in 2008 when compared to 2007. The increase was primarily due to increased average discount note volume in response to increased member advance activity. Additionally, during the last quarter of 2008, government interventions and weakening investor confidence adversely impacted our long-term cost of funds. As a result, we relied more heavily on the issuance of discount notes to fund both our short- and long-term assets.

Bonds
Interest expense on our bonds decreased $379.9 million or 26 percent in 2009 when compared to 2008 due to lower interest rates, partially offset by increased average bond volumes. Capitalizing on the lower interest rates, we extinguished bonds with a total par value of $0.9 billion in 2009. Most of the extinguished debt was replaced with lower costing debt thereby lowering interest costs. Average bond volumes increased in 2009 when compared to 2008 as a result of increased average investments which were funded with bonds. Additionally, as spreads on our bonds became more favorable during the second half of 2009, we were able to issue longer-term bonds rather than discount notes to fund our longer-term assets.
Interest expense on our bonds decreased $305.0 million or 17 percent in 2008 when compared to 2007 primarily due to the lower interest rate environment.
Mortgage Loans
Interest income on our mortgage loans decreased $90.1 million or 17 percent in 2009 when compared to 2008 primarily due to lower volume resulting from the sale of mortgage loans during the second quarter of 2009. In addition, principal payments on mortgage loans exceeded originations throughout 2009.
Interest income on our mortgage loans decreased $27.9 million or five percent in 2008 when compared to 2007 primarily due to principal payments exceeding originations.
Federal Funds Sold
Interest income on our Federal funds sold decreased $54.6 million or 76 percent in 2009 when compared to 2008 and $116.7 million or 62 percent in 2008 when compared to 2007 primarily due to lower interest rates, partially offset by increased average Federal funds sold volumes.
Investments
Interest income on our investments decreased $41.7 million or 12 percent in 2009 when compared to 2008 primarily due to lower interest rates on our MBS. At December 31, 2009, $8.7 billion or 77 percent of our MBS portfolio was variable rate. Therefore, as interest rates decline, so does the associated interest income on the variable rate MBS. The decrease in interest income was partially offset by increased volume on our other investments. In 2009, we purchased other investments in an effort to improve investment income and replace mortgage assets sold.
Interest income on our investments decreased $40.7 million or 11 percent in 2008 when compared to 2007 primarily due to decreased volumes on our short-term investments coupled with lower interest rates. The decrease in interest income was partially offset by increased MBS purchases.

Net Interest Income by Segment
We evaluate performance of our segments based on adjusted net interest income after providing for a mortgage loan credit loss provision. Adjusted net interest income includes the interest income and expense on economic hedge relationships included in other income (loss) and concession expense on fair value option bonds included in other expense and excludes basis adjustment amortization/accretion on called and extinguished debt included in interest expense. A description of these segments is included in “Item 1. Business — Business Segments.”
The following table shows our financial performance by operating segment and a reconciliation of financial performance to net interest income for the years ended December 31, 2009, 2008, and 2007 (dollars in millions):

	2009	2008	2007
Adjusted net interest income after mortgage loan credit loss provision

Member Finance	$133.8	$122.2	$139.0
Mortgage Finance	81.8	133.0	30.2

Total	$215.6	$255.2	$169.2

Reconciliation of operating segment results to net interest income

Adjusted net interest income after mortgage loan credit loss provision	$215.6	$255.2	$169.2
Net interest (income) expense on economic hedges	(5.2)	2.2	1.7
Concession expense on fair value option bonds	0.5	—	—
Interest (expense) income on basis adjustment amortization/accretion of called debt	(17.8)	(12.1)	0.2
Interest income on basis adjustment accretion of extinguished debt	2.8	—	—

Net interest income after mortgage loan credit loss provision	$195.9	$245.3	$171.1

Other income (loss)	55.8	(27.8)	10.3
Other expense	53.1	44.1	42.4

Income before assessments	$198.6	$173.4	$139.0

Member Finance
Member Finance adjusted net interest income increased $11.6 million in 2009 when compared to 2008. The increase was primarily attributable to higher asset-liability spread income, partially offset by lower returns on invested capital. Asset-liability spread income increased due to the segment’s average assets increasing $1.3 billion to $51.9 billion in 2009 when compared to 2008. The increase in average assets was primarily attributable to the purchase of non-MBS investments, including TLGP debt, Federal funds sold, U.S. Treasury obligations, taxable municipal bonds, and resale agreements. We increased our non-MBS investment purchases in an effort to improve investment income and replace mortgage assets sold in 2009. The increase was partially offset by lower returns on invested capital as a result of the low interest rate environment and lack of attractive short-term investment options.
Member Finance adjusted net interest income decreased $16.8 million in 2008 when compared to 2007. The decrease was primarily attributable to lower returns on invested capital as a result of the low interest rate environment, partially offset by higher asset-liability spread income. Asset-liability spread income increased due to the segment’s average assets increasing $19.5 billion to $50.6 in 2008 when compared to 2007 as a result of increased advance activities during 2008.
Mortgage Finance
Mortgage Finance adjusted net interest income decreased $51.2 million in 2009 when compared to 2008. The decrease was primarily attributable to lower asset-liability spread income, coupled with lower returns on invested capital as a result of the low interest rate environment. Asset-liability spread income decreased due to the segment’s average assets decreasing $0.2 billion to $18.8 billion in 2009 when compared to 2008. The segment’s average assets decreased primarily due to the sale of mortgage loans during the second quarter of 2009. The decrease was partially offset by the purchase of multi-family agency MBS with a portion of the proceeds from the mortgage loan sale. In addition, we purchased additional agency MBS during the fourth quarter of 2009.
As reflected in the Member Finance segment above, we used a portion of the proceeds from the mortgage loan sale to purchase TVA and FFCB bonds. These bonds were recorded under the Member Finance segment. As a result, the Mortgage Finance segment experienced lower adjusted net interest income in 2009 due to decreased average assets.
Mortgage Finance adjusted net interest income excludes basis adjustment expense related to called bonds. In 2009, we called $1.6 billion of higher cost par value bonds and consequently amortized $17.2 million of basis adjustment expense. A portion of these bonds was replaced with lower cost debt, therefore, we expect lower future interest costs will offset the basis adjustment amortization recorded in 2009.

Mortgage Finance adjusted net interest income increased $102.8 million in 2008 when compared to 2007. The increase was primarily attributable to higher asset-liability spread income. Asset-liability spread income increased due to the segment’s average assets increasing $2.8 billion to $19.0 billion in 2008 when compared to 2007. The segment’s average assets increased primarily due to an increase in average MBS of $3.4 billion to $8.4 billion in 2008 when compared to 2007. Additionally, we purchased MBS at attractive spreads to LIBOR and funded the MBS with long-term debt issued at favorable rates, thereby enhancing the segment’s net interest income. Interest income from MBS increased $62.9 million in 2008 when compared to 2007.
Provision for Credit Losses on Mortgage Loans
We recorded a provision for credit losses of $1.5 million and $0.3 million in 2009 and 2008. The increased provision in 2009 was primarily due to increased delinquency and loss severity rates throughout 2009. In addition, credit enhancement fees available to recapture losses decreased in 2009 as a result of the mortgage loan sale and increased principal repayments.
Other Income (Loss)
The following table presents the components of other income (loss) for the years ended December 31, 2009, 2008, and 2007 (dollars in millions):

	2009	2008	2007

Service fees	$2.1	$2.4	$2.2
Net gain on trading securities	19.1	1.5	—
Net realized loss on sale of available-for-sale securities	(10.9)	—	—
Net realized gain on sale of held-to-maturity securities	—	1.8	0.5
Net loss on bonds held at fair value	(4.4)	—	—
Net gains on loans held for sale	1.3	—	—
Net gain (loss) on derivatives and hedging activities	133.8	(33.2)	4.5
Net (loss) gain on extinguishment of debt	(89.9)	0.7	—
Other, net	4.7	(1.0)	3.1

Total other income (loss)	$55.8	$(27.8)	$10.3

Other income (loss) can be volatile from period to period depending on the type of financial activity recorded. In 2009, other income (loss) was primarily impacted by the following events.

In 2009, we purchased and sold 30-year U.S. Treasury obligations on three separate occasions. On each occasion, we entered into interest rate swaps to convert these fixed rate investments to floating rate. The relationships were accounted for as a fair value hedge relationship with changes in LIBOR (benchmark interest rate) reported as hedge ineffectiveness through “net gain (loss) on derivative and hedging activities.” We subsequently sold these securities and terminated the related interest rate swaps. As a result, we recorded an $11.7 million net loss on the sale of the securities through “net realized loss on sale of available-for-sale securities” and an $82.6 million net gain on the termination of the interest rate swaps and normal ineffectiveness through “net gain (loss) on derivatives and hedging activities.” The overall impact of these transactions was a net gain of $70.9 million for the year ended December 31, 2009.
In 2009, we extinguished bonds with a total par value of $0.9 billion and recorded losses of $89.9 million through other loss. Most of these bonds were replaced with lower costing debt and we expect such losses will be offset in future periods through lower interest costs. These losses exclude basis adjustment accretion of $2.8 million recorded in net interest income. As a result, net losses recorded in the Statements of Income on the extinguishment of debt totaled $87.1 million in 2009.
We use economic hedges to manage interest rate and prepayment risks in our balance sheet. In 2009, we recorded net gains of $34.2 million on economic hedges through “net gain (loss) on derivatives and hedging activities.” Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Results of Operations — Hedging Activities” for additional information on the impact of hedging activities to other income (loss).
At December 31, 2009, our trading securities portfolio consisted of $3.7 billion of par value TLGP debt and $0.8 billion of par value taxable municipal bonds. For the year ended December 31, 2009, we recorded net unrealized gains of $4.6 million on our trading securities. As trading securities are marked-to-market, changes in unrealized gains and losses are reflected in other income (loss). For the year ended December 31, 2009, we sold $2.2 billion of par value TLGP debt and realized a net gain of $14.5 million in other income (loss).
We also entered into derivatives to economically hedge against adverse changes in the fair value of a portion of our trading securities portfolio. For the year ended December 31, 2009, we recorded net gains on these economic derivatives of $12.0 million in “net gain (loss) on derivatives and hedging activities.”

Hedging Activities
If a hedging activity qualifies for hedge accounting treatment, we include the periodic cash flow components of the hedging instrument related to interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. In addition, we report as a component of other income (loss) in “Net gain (loss) on derivatives and hedging activities”, the fair value changes of both the hedging instrument and the hedged item. We report the amortization of certain upfront fees received on interest rate swaps and cumulative fair value adjustments from terminated hedges in interest income or expense.
If a hedging activity does not qualify for hedge accounting treatment, we report the hedging instrument’s components of interest income and expense, together with the effect of changes in fair value as a component of other income (loss) in “Net gain (loss) on derivatives and hedging activities”; however, there is no corresponding fair value adjustment for the hedged asset or liability.
As a result, accounting for derivatives and hedging activities affects the timing of income recognition and the effect of certain hedging transactions are spread throughout the Statements of Income in net interest income and other income (loss).

The following table categorizes the net effect of hedging activities on net income by product for the years ended December 31, 2009, 2008, and 2007 (dollars in millions). The table excludes the interest component on derivatives that qualify for hedge accounting as this amount will be offset by the interest component on the hedged item within net interest income. Because the purpose of the hedging activity is to protect net interest income against changes in interest rates, the absolute increase or decrease of interest income from interest-earning assets or interest expense from interest-bearing liabilities is not as important as the relationship of the hedging activities to overall net income.

	2009
Net Effect of			Mortgage	Consolidated	Balance
Hedging Activities	Advances	Investments	Assets	Obligations	Sheet	Total
Net (amortization) accretion	$(55.2)	$—	$(1.7)	$30.5	$—	$(26.4)

Net realized and unrealized gains on derivatives and hedging activities	2.6	82.8	—	14.2	—	99.6
(Losses) Gains — Economic Hedges	(0.5)	12.0	(2.3)	5.7	19.3	34.2

Reported in Other Income (Loss)	2.1	94.8	(2.3)	19.9	19.3	133.8

Total	$(53.1)	$94.8	$(4.0)	$50.4	$19.3	$107.4

	2008
Net Effect of			Mortgage	Consolidated	Balance
Hedging Activities	Advances	Investments	Assets	Obligations	Sheet	Total
Net (amortization) accretion	$(44.6)	$—	$(1.7)	$27.5	$—	$(18.8)

Net realized and unrealized gains (losses) on derivatives and hedging activities	2.5	—	—	(6.5)	—	(4.0)
Losses — Economic Hedges	(3.5)	—	(1.2)	(1.4)	(23.1)	(29.2)

Reported in Other Loss	(1.0)	—	(1.2)	(7.9)	(23.1)	(33.2)

Total	$(45.6)	$—	$(2.9)	$19.6	$(23.1)	$(52.0)

	2007
Net Effect of			Mortgage	Consolidated	Balance
Hedging Activities	Advances	Investments	Assets	Obligations	Sheet	Total
Net amortization	$(1.0)	$—	$(2.0)	$(34.1)	$—	$(37.1)

Net realized and unrealized gains on derivatives and hedging activities	2.6	—	—	0.5	—	3.1
(Losses) Gains — Economic Hedges	(0.6)	—	—	4.2	(2.2)	1.4

Reported in Other Income (Loss)	2.0	—	—	4.7	(2.2)	4.5

Total	$1.0	$—	$(2.0)	$(29.4)	$(2.2)	$(32.6)

Net amortization/accretion. The effect of hedging on net amortization/accretion varies from period to period depending on our activities, including terminating hedge relationships and the amount of upfront fees received or paid on derivative transactions. In late 2008, we voluntarily terminated certain interest rate swaps that were being used to hedge both advances and consolidated obligations in an effort to reduce our counterparty risk profile. Additionally, during the latter half of 2008, as a result of Lehman Brothers Holdings Inc. filing bankruptcy, we chose to terminate all consolidated obligation and advance hedge relationships with counterparties that were an affiliate of Lehman Brothers Holdings Inc. This termination activity resulted in basis adjustments that are amortized/accreted level-yield over the remaining life of the advance or consolidated obligation. Advance basis adjustment amortization increased in 2009 when compared to 2008 due to amortization of these advance basis adjustments created during the latter half of 2008. Consolidated obligation basis adjustment accretion increased in 2009 when compared to 2008 primarily due to the extinguishment of debt. Consolidated obligation amortization decreased while advance amortization increased in 2008 when compared to 2007 primarily due to increased consolidated obligation and advance hedge relationship terminations.
Net realized and unrealized gains (losses) on derivatives and hedging activities. Hedge ineffectiveness occurs when changes in fair value of the derivative and the related hedged item do not perfectly offset each other. Hedge ineffectiveness is driven by changes in the benchmark interest rate and volatility. As the benchmark interest rate changes and the magnitude of that change intensifies, so will the impact on our net realized and unrealized gains (losses) on derivatives and hedging activities. Additionally, volatility in the marketplace may intensify this impact. Net realized and unrealized gains on derivatives and hedging activities in 2009 were primarily due to investment hedge relationships. In 2009, we sold $2.7 billion of U.S. Treasury obligations and terminated the related interest rate swaps recognizing gains on the derivative termination of $96.7 million and normal hedge ineffectiveness losses of $14.1 million. For additional information on the sale of U.S. Treasury obligations, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Results of Operations — Other Income (Loss).” Hedge ineffectiveness gains on consolidated obligation hedge relationships increased $20.7 million in 2009 when compared to 2008 due primarily to increased hedge relationships and changes in interest rates. Hedge ineffectiveness losses on consolidated obligation hedge relationships increased $7.0 million in 2008 when compared to 2007 due primarily to decreased hedge relationships and changes in interest rates.

Gains (Losses) — Economic Hedges. Economic hedges were used to manage interest rate and prepayment risks in our balance sheet in 2009, 2008 and 2007. Changes in gains (losses) on economic hedges are primarily driven by changes in our balance sheet profile, changes in interest rates and volatility, and the loss of hedge accounting for certain hedge relationships failing retrospective hedge effectiveness testing. Economic hedges do not qualify for hedge accounting and as a result we record a fair market value gain or loss on the derivative instrument without recording the corresponding loss or gain on the hedged item. In addition, the interest accruals on the hedges are recorded as a component of other income (loss) instead of a component of net interest income. Gains (losses) on economic hedges were impacted by the following activity:
•	In 2009, we held interest rate caps on our balance sheet as economic hedges to protect against increases in interest rates on our variable rate assets with caps. Due to changes in interest rates, we recorded $19.3 million in gains on these interest rate caps in 2009 compared to $11.6 million in losses in 2008 and $1.5 million in gains in 2007. In 2008, we also held interest rate swaptions on our balance sheet as economic hedges and recorded losses of $11.5 million compared to $3.7 million in losses in 2007.

•	We held interest rate swaps on our balance sheet as economic hedges against adverse changes in the fair value of a portion of our trading securities indexed to LIBOR. In 2009, we recorded $23.6 million in economic gains on these derivatives, partially offset by interest expense accruals on the hedges of $11.6 million. The net gain was offset by $17.2 million of unrealized losses on the trading securities recorded in “net gain on trading securities” in other income (loss).

•	In 2009, gains on consolidated obligation economic hedges were impacted by economic hedges on fair value option bonds. During 2009, we had economic hedges protecting against changes in the fair value of both variable and fixed interest rate bonds elected under the fair value option. We recorded $6.5 million in economic gains on these derivatives, coupled with $7.8 million of interest income accruals on the hedges. These net gains were offset by $4.4 million of fair value losses on the variable and fixed interest rate bonds recorded in “net loss on bonds held at fair value” in other income (loss).

•	In 2009, gains on consolidated obligation economic hedges were also impacted by the effect of failed retrospective hedge effectiveness tests. We perform retrospective hedge effectiveness testing at least quarterly on all hedge relationships. If a hedge relationship fails this test, we can no longer receive hedge accounting and the derivative is accounted for as an economic hedge. In 2009, we experienced losses of $20.9 million on consolidated obligation hedging relationships failing the retrospective hedge effectiveness tests compared to losses of $2.4 million in 2008 and gains of $5.6 million in 2007. The majority of losses in 2009 were due to consolidated obligation hedge relationships nearing maturity or having a short-duration. These losses and gains were partially offset by interest accruals on the hedges of $12.3 million, $1.0 million, and $1.4 million in 2009, 2008, and 2007.

Other Expenses
The following table shows the components of other expenses for the three years ended December 31, 2009, 2008, and 2007 (dollars in millions):

	2009	2008	2007

Compensation and benefits	$31.9	$26.3	$24.8

Occupancy cost	1.6	1.3	1.6
Other operating expenses	15.0	12.8	13.0

Total operating expenses	16.6	14.1	14.6

Finance Agency	2.4	1.9	1.5
Office of Finance	2.2	1.8	1.5

Total other expense	$53.1	$44.1	$42.4

Other expenses increased $9.0 million in 2009 when compared to 2008 and $1.7 million in 2008 when compared to 2007. The increase in both 2009 and 2008 was primarily due to increased compensation and benefits. Compensation and benefits increased due primarily to us funding our portion of the Pentegra Defined Benefit Plan for Financial Institutions (DB Plan) as well as making staff additions. Funding and administrative costs of the DB Plan were $5.7 million in 2009, $3.2 million in 2008, and $3.3 million in 2007. In 2009, funding and administrative costs included a one-time discretionary contribution of $3.3 million. In addition to increased compensation and benefits, other expense was impacted by increased assessments from the Finance Agency and Office of Finance in 2009 as a result of increased net income and increased fees for professional services.
Statements of Condition at December 31, 2009 and 2008
Financial Highlights
Our members are both stockholders and customers. Our primary business objective is to be a reliable source of low-cost liquidity to our members while safeguarding their capital investment. Due to our cooperative business model, our assets, liabilities, capital, and financial strategies reflect changes in member business activities with the Bank.
Our total assets decreased five percent to $64.7 billion at December 31, 2009 from $68.1 billion at December 31, 2008. Total liabilities decreased five percent to $61.7 billion at December 31, 2009 from $65.1 billion at December 31, 2008. Total capital decreased four percent to $2.9 billion at December 31, 2009 from $3.0 billion at December 31, 2008. The overall financial condition for the periods presented has been influenced by changes in member advances, investment purchases, mortgage loans, and funding activities. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances
Our advance portfolio decreased $6.2 billion or 15 percent to $35.7 billion at December 31, 2009 from $41.9 billion at December 31, 2008. The decrease is primarily due to the availability of alternative wholesale funding options for member banks, as well as increased deposit growth realized by many members. This has driven demand for our advances down and provided incentive to our members to prepay their advances. In 2009, members prepaid approximately $4.9 billion of advances. A portion of the decrease in advances was offset by unique funding opportunities offered to our members in 2009. These unique funding opportunities increased advance demand and allowed members to borrow from us at discounted rates for particular advance products.
The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Bank management has policies and procedures in place to appropriately manage this credit risk. Accordingly, we have not provided any allowance for credit losses on advances. See additional discussion regarding our collateral requirements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management — Credit Risk — Advances.”

The composition of our advances based on remaining term to scheduled maturity at December 31, 2009 and 2008 was as follows (dollars in millions):

	2009				2008
			Percent of			Percent of
	Amount		Total		Amount	Total
Simple fixed rate advances
Overdrawn demand deposit accounts	$	*	*	%	$1	*	%
One month or less		1,022	2.9		2,852	7.0
Over one month through one year		4,877	13.9		5,220	12.8
Greater than one year		10,330	29.5		10,108	24.9

		16,229	46.3		18,181	44.7
Simple variable rate advances
One month or less		—	—		4	*
Over one month through one year		552	1.6		418	1.1
Greater than one year		3,510	10.0		4,560	11.2

		4,062	11.6		4,982	12.3
Callable advances
Fixed rate		274	0.8		262	0.6
Variable rate		6,297	18.0		7,527	18.5
Putable advances
Fixed rate		6,675	19.1		8,122	20.0
Community investment advances
Fixed rate		963	2.7		1,000	2.5
Variable rate		72	0.2		104	0.3
Callable — fixed rate		64	0.2		62	0.1
Putable — fixed rate		396	1.1		423	1.0

Total par value		35,032	100.0%		40,663	100.0%

Hedging fair value adjustments
Cumulative fair value gain		590			1,082
Basis adjustments from terminated and ineffective hedges		98			152

Total advances		$35,720			$41,897

*	Amount is less than one million or 0.1 percent.
Cumulative fair value gains decreased $492 million at December 31, 2009 when compared to December 31, 2008 due primarily to changes in interest rates. All of the cumulative fair value gains on advances were offset by the net estimated fair value losses on the related derivative contracts during 2009. Basis adjustments decreased $54 million at December 31, 2009 when compared to December 31, 2008 due primarily to the normal amortization of basis adjustments created during the latter half of 2008. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Results of Operations — Hedging Activities” for additional information.

The following tables show advance balances for our five largest member borrowers at December 31, 2009 and 2008 (dollars in millions):

				Percent of
			2009	Total
Name	City	State	Advances[1]	Advances

Transamerica Life Insurance Company[2]	Cedar Rapids	IA	$5,450	15.6%
Aviva Life and Annuity Company[2]	Des Moines	IA	2,955	8.4
TCF National Bank[3]	Sioux Falls	SD	2,650	7.6
Superior Guaranty Insurance Company[4]	Minneapolis	MN	1,625	4.6
ING USA Annuity and Life Insurance Company	Des Moines	IA	1,304	3.7

			13,984	39.9

Housing associates			455	1.3
All others			20,593	58.8

Total advances (at par value)			$35,032	100.0%

				Percent of
			2008	Total
Name	City	State	Advances[1]	Advances

Transamerica Life Insurance Company[2]	Cedar Rapids	IA	$5,450	13.4%
Aviva Life and Annuity Company[2]	Des Moines	IA	3,131	7.7
ING USA Annuity and Life Insurance Company	Des Moines	IA	2,994	7.4
TCF National Bank[3]	Wayzata	MN	2,475	6.1
Superior Guaranty Insurance Company[4]	Minneapolis	MN	2,250	5.5

			16,300	40.1

Housing associates			302	0.7
All others			24,061	59.2

Total advances (at par value)			$40,663	100.0%

[1]	Amounts represent par value before considering premiums, discounts, and hedging fair value adjustments.

[2]	Transamerica Life Insurance Company and Aviva Life and Annuity Company have not signed a new Advances, Pledge, and Security Agreement and therefore cannot initiate new advances. At December 31, 2009, the remaining weighted average life of advances held by Transamerica Life Insurance Company and Aviva Life and Annuity Company was 5.00 and 4.46 years.

[3]	Effective April 6, 2009, TCF National Bank relocated their charter from Wayzata, MN to Sioux Falls, SD.

[4]	Superior Guaranty Insurance Company (Superior) is an affiliate of Wells Fargo Bank, N.A.

Mortgage Loans
The following table shows information at December 31, 2009 and 2008 on mortgage loans held for portfolio (dollars in millions):

	2009	2008
Single family mortgages
Fixed rate conventional loans
Contractual maturity less than or equal to 15 years	$1,906	$2,408
Contractual maturity greater than 15 years	5,427	7,845

Subtotal	7,333	10,253

Fixed rate government-insured loans
Contractual maturity less than or equal to 15 years	2	2
Contractual maturity greater than 15 years	378	421

Subtotal	380	423

Total par value	7,713	10,676

Premiums	53	86
Discounts	(52)	(81)
Basis adjustments from mortgage loan commitments	5	4
Allowance for credit losses	(2)	*

Total mortgage loans held for portfolio, net	$7,717	$10,685

*	Amount is less than one million.
Mortgage loans decreased approximately $3.0 billion at December 31, 2009 when compared to December 31, 2008. The decrease was primarily due to us selling $2.1 billion of mortgage loans to the FHLBank of Chicago, who immediately resold these loans to Fannie Mae during the second quarter of 2009.

Excluding the mortgage loan sale transaction, mortgage loans decreased approximately $0.9 billion at December 31, 2009 when compared to December 31, 2008. This decrease in mortgage loans was driven by an increase in principal repayments, partially offset by an increase in originations. Total principal repayments amounted to $2.4 billion in 2009 compared to $1.3 billion in 2008. Total originations amounted to $1.5 billion in 2009 compared to $1.2 billion in 2008. The increase in principal repayments and originations were each a result of the decreased interest rate environment throughout 2009. During the second half of 2009, as interest rates increased and underwriting standards remained stringent, borrowers had less incentive to refinance, and as a result, we experienced fewer principal prepayments. The annualized weighted average pay-down rate for mortgage loans in 2009 was approximately 23 percent compared to 11 percent in 2008.
At December 31, 2009 and 2008, $4.4 billion and $7.9 billion of our mortgage loans outstanding were from Superior, an affiliate of Wells Fargo. The decrease in mortgage loans outstanding with Superior at December 31, 2009 when compared to December 31, 2008 was due to the mortgage loans sale transaction that took place during the second quarter of 2009.
Effective February 26, 2009, the MPF program was expanded to include a new off-balance sheet product called MPF Xtra (MPF Xtra is a registered trademark of the FHLBank of Chicago). Under this product, we assign 100 percent of our interests in PFI master commitments to the FHLBank of Chicago. The FHLBank of Chicago then purchases mortgage loans from our PFIs under the master commitments and sells those loans to Fannie Mae. Currently, only PFIs that retain servicing of their MPF loans are eligible for the MPF Xtra product. In 2009, the FHLBank of Chicago funded $150.1 million of MPF Xtra mortgage loans under the master commitments of our PFIs. We recorded approximately $0.1 million in MPF Xtra fee income from the FHLBank of Chicago in 2009. The fee is compensation to us for our continued management of the PFI relationship under MPF Xtra, including initial and ongoing training as well as enforcement of the PFIs representations and warranties as necessary under the PFI Agreement and MPF Guides.
For additional discussion regarding the MPF credit risk sharing arrangements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management — Credit Risk — Mortgage Assets.”

Investments
The following table shows the book value of investments at December 31, 2009 and 2008 (dollars in millions):

	2009		2008
		Percent of		Percent of
	Amount	Total	Amount	Total
Short-term investments
Interest-bearing deposits	$5	* %	$—	—%
Federal funds sold	3,133	15.1	3,425	22.3
Negotiable certificates of deposit	450	2.2	—	—
Commercial paper	—	—	385	2.5

	3,588	17.3	3,810	24.8
Long-term investments
Mortgage-backed securities
Government-sponsored enterprises	11,147	53.6	9,169	59.7
U.S. government agency-guaranteed	43	0.2	52	0.3
MPF shared funding	33	0.1	47	0.3
Other	35	0.2	39	0.3

	11,258	54.1	9,307	60.6
Non-mortgage-backed securities
Interest-bearing deposits	6	*	—	—
Government-sponsored enterprise obligations	806	3.9	—	—
State or local housing agency obligations	124	0.6	93	0.6
TLGP	4,260	20.5	2,151	14.0
Taxable municipal bonds	742	3.6	—	—
Other	6	*	8	*

	5,944	28.6	2,252	14.6

Total investments	$20,790	100.0%	$15,369	100.0%

Investments as a percentage of total assets		32.2%		22.6%

*	Amount is less than 0.1 percent.
Investment balances increased $5.4 billion or 35 percent at December 31, 2009 when compared with December 31, 2008. The increase was primarily due to an increase in both non-MBS and MBS investments, including purchases of TLGP debt, GSE obligations, taxable municipal bonds, and GSE MBS. We purchased these investments throughout 2009 in an effort to improve investment income and replace mortgage assets sold.

Despite our increase in total investments, short-term investments decreased at December 31, 2009 when compared with December 31, 2008. The decrease was primarily due to a lack of attractive interest spreads on investments. Short-term rates were low in 2009, primarily due to increased deposit levels and the availability of various government funding programs for financial institutions serving as our counterparties for short-term investments. As a result, it was more challenging for us to find favorable investment opportunities.
We evaluate our individual available-for-sale and held-to-maturity securities in an unrealized loss position for OTTI on at least a quarterly basis. As part of our evaluation of securities for OTTI, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in unrealized loss position that meet neither of these conditions, we perform analysis to determine if any of these securities are other-than-temporarily impaired.
For our agency MBS, GSE obligations, and TLGP debt in an unrealized loss position, we determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. Government is sufficient to protect us from losses based on current expectations. For our state or local housing agency obligations in an unrealized loss position, we determined that all of these securities are currently performing as expected. For our MPF shared funding in an unrealized loss position, we determined that the underlying mortgage loans are eligible under the MPF program and the tranches owned are senior level tranches. As a result, we have determined that, as of December 31, 2009, all gross unrealized losses on our agency MBS, GSE obligations, TLGP debt, state or local housing agency obligations, and MPF shared funding are temporary.
Furthermore, the declines in market value of these securities are not attributable to credit quality. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we do not consider any of these securities to be other-than-temporarily impaired at December 31, 2009.

For our private-label MBS, we perform cash flow analyses to determine whether the entire amortized cost bases of these securities are expected to be recovered. During the second quarter of 2009, the FHLBanks formed an OTTI Governance Committee, which is comprised of representation from all 12 FHLBanks and is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. In accordance with this methodology, we may engage another designated FHLBank to perform the cash flow analysis underlying our OTTI determination. In order to promote consistency in the application of the assumptions, inputs, and implementation of the OTTI methodology, the FHLBanks established control procedures whereby the FHLBanks performing the cash flow analysis select a sample group of private-label MBS and each perform cash flow analyses on all such test MBS, using the assumptions approved by the OTTI Governance Committee. These FHLBanks exchange and discuss the results and make any adjustments necessary to achieve consistency among their respective cash flow models.
Utilizing this methodology, we are responsible for making our own determination of impairment, which includes determining the reasonableness of assumptions, inputs, and methodologies used. At December 31, 2009, we obtained our cash flow analysis from our designated FHLBanks on all five of our private-label MBS. The cash flow analysis uses two third-party models.
The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. Our housing price forecast assumed CBSA level current-to-trough home price declines ranging from 0 percent to 15 percent over the next 9 to 15 months. Thereafter, home prices are projected to remain flat in the first six months, and to increase 0.5 percent in the next six months, 3 percent in the second year and 4 percent in each subsequent year.
The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base case current to trough housing price forecast and a base case housing price recovery path described in the prior paragraph. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of the security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss and we do not intend to sell or it is not more likely than not we will be required to sell, any impairment is considered temporary.

At December 31, 2009, our private-label MBS cash flow analysis did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. We do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we do not consider any of these securities to be other-than-temporarily impaired at December 31, 2009.
Consolidated Obligations
Consolidated obligations, which include discount notes and bonds, are the primary source of funds to support our advances, mortgage loans, and investments. We use derivatives to restructure interest rates on consolidated obligations to better manage our interest rate risk and reduce funding costs. This generally means converting fixed rates to variable rates. At December 31, 2009, the book value of the consolidated obligations issued on our behalf totaled $59.9 billion compared to $62.8 billion at December 31, 2008.
Discount Notes
The following table shows our discount notes, all of which are due within one year, at December 31, 2009 and 2008 (dollars in millions):

	2009	2008

Par value	$9,419	$20,153
Discounts	(2)	(92)

Total discount notes	$9,417	$20,061

The decrease in discount notes was primarily due to decreased short-term funding needs in 2009 as a result of reduced demand for short-term advances and limited short-term investment opportunities. In addition, during the second half of 2009, spreads to LIBOR on our discount notes increased, thereby increasing the cost of discount notes. This resulted in lower amounts of discount note issuances and higher amounts of bond issuances during the second half of 2009.

Bonds
The following table shows our bonds based on remaining term to maturity at December 31, 2009 and 2008 (dollars in millions):

Year of Maturity	2009	2008

2009	$—	$15,963
2010	23,040	6,159
2011	9,089	4,670
2012	5,337	2,231
2013	2,523	2,417
2014	1,422	501
Thereafter	6,962	7,908
Index amortizing notes	1,950	2,420

Total par value	50,323	42,269

Premiums	50	51
Discounts	(35)	(41)
Hedging fair value adjustments
Cumulative fair value loss	149	348
Basis adjustments from terminated and ineffective hedges	*	95
Fair value option adjustments
Net loss on bonds held at fair value	4	—
Change in accrued interest	4	—

Total bonds	$50,495	$42,722

*	Amount is less than one million.
Bonds outstanding included the following at December 31, 2009 and 2008 (dollars in millions):

	2009	2008
Par amount of bonds
Noncallable or nonputable	$44,381	$39,214
Callable	5,942	3,055

Total par value	$50,323	$42,269

The increase in bonds was primarily due to improved spreads to LIBOR on our bonds during the second half of 2009. Improved spread to LIBOR decreased the cost of bonds and allowed us to better match fund our longer-term assets with longer-term debt. Cumulative fair value losses decreased $199 million at December 31, 2009 when compared to December 31, 2008. Substantially all of the cumulative fair value losses on bonds are offset by the net estimated fair value gains on the related derivative contracts. Basis adjustments decreased $95 million at December 31, 2009 when compared to December 31, 2008 as a result of us unwinding certain interest rate swaps.
The increase in bonds was partially offset by us calling and extinguishing debt in 2009. We called and extinguished higher-costing debt primarily to lower our relative cost of funds in the future. The following table summarizes the par value and weighted average interest rate of bonds called and extinguished for the years ended December 31, 2009, 2008, and 2007 (dollars in millions):

	2009	2008	2007
Bonds Called
Par value	$5,095	$7,302	$1,228
Weighted average interest rate	2.83%	4.32%	5.19%

Bonds Extinguished
Par value	$943	$510	$—
Weighted average interest rate	5.33%	2.55%	—%

Total par value	$6,038	$7,812	$1,228

In addition, we elected the fair value option on approximately $6.0 billion of bonds that did not qualify for hedge accounting in 2009. These bonds, coupled with related derivatives, were unable to achieve hedge effectiveness. Therefore, in order to achieve some offset to the mark-to-market on the fair value option bonds, we executed economic derivatives. During 2009, we recorded $25.0 million of fair value adjustment losses on these fair value option bonds. These losses were partially offset by gains on the economic derivatives. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Results of Operations — Hedging Activities” for additional information on the impact of these economic derivatives.

Deposits
The following table shows our deposits by product type at December 31, 2009 and 2008 (dollars in millions):

	2009		2008
		Percent of		Percent of
	Amount	Total	Amount	Total
Interest-bearing
Overnight	$367	30.0%	$694	46.4%
Demand	293	23.9	230	15.3
Term	484	39.5	465	31.1

Total interest-bearing	1,144	93.4	1,389	92.8

Noninterest-bearing	81	6.6	107	7.2

Total deposits	$1,225	100.0%	$1,496	100.0%

Our deposits decreased $0.3 billion at December 31, 2009 when compared to December 31, 2008. The level of deposits will vary based on member alternatives for short-term investments.
The table below presents time deposits in denominations of $100,000 or more by remaining maturity at December 31, 2009 (dollars in millions):

		Over three	Over six
	Three	months but	months but
	months	within six	within 12
	or less	months	months	Total
Time deposits	$62	$299	$123	$484

Capital
At December 31, 2009, total capital (including capital stock, retained earnings, and accumulated other comprehensive loss) was $2.9 billion compared with $3.0 billion at December 31, 2008. The decrease was primarily due to a decrease in activity-based capital stock as a result of lower advance and mortgage loan volumes. This decrease was partially offset by unrealized gains on available-for-sale securities recorded in accumulated other comprehensive loss, and increased retained earnings. Beginning on December 22, 2008 we suspended our normal practice of voluntarily repurchasing excess activity-based capital stock. This action was taken after careful consideration of the unstable market conditions and stressed economic environment at that time. Our Board of Directors and management felt this action was necessary to preserve capital that supports our service to members. As a result of improved market conditions during 2009, we resumed our normal practice of voluntarily repurchasing excess activity-based capital stock on December 18, 2009 and repurchased $569.6 million of excess activity-based capital stock from our members.

Derivatives
The notional amount of derivatives reflects the volume of our hedges, but it does not measure our credit exposure because there is no principal at risk. The following table categorizes the notional amount of our derivatives at December 31, 2009 and 2008 (dollars in millions):

	2009	2008
Notional amount of derivatives
Interest rate swaps
Noncallable	$34,158	$17,773
Callable by counterparty	9,386	9,261
Callable by the Bank	60	77

	43,604	27,111

Interest rate caps	3,240	2,340
Forward settlement agreements	27	289
Mortgage delivery commitments	27	288

Total notional amount	$46,898	$30,028

The notional amount of our derivative contracts increased approximately $16.9 billion at December 31, 2009 when compared to December 31, 2008. The increase was primarily due to the utilization of interest rate swaps to hedge consolidated obligations for interest rate management, thereby converting fixed rate debt to floating rate debt. In addition, in 2009 we swapped more fixed rate advances as a result of market conditions and the low interest rate environment. We also entered into interest rate swaps, treated as economic hedges, to hedge certain investments, including TLGP debt and taxable municipal bonds.

The following table categorizes the notional amount and the estimated fair value of derivative instruments, excluding accrued interest, by product and type of accounting treatment. The category titled fair value represents hedges that qualify for fair value hedge accounting. The category titled economic represents hedges that do not qualify for hedge accounting. Amounts at December 31, 2009 and 2008 were as follows (dollars in millions):

	2009		2008
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Advances
Fair value	$13,204	$(613)	$11,501	$(1,109)
Economic	746	(1)	527	(5)
Investments
Fair value	239	2	—	—
Economic	1,525	25	—	—
Mortgage assets
Forward settlement agreements
Economic	27	*	289	(2)
Mortgage delivery commitments
Economic	27	*	288	2
Consolidated obligations
Bonds
Fair value	20,753	147	11,969	330
Economic	6,830	4	3,030	2
Discount notes
Economic	307	*	84	1
Balance Sheet
Economic	3,240	51	2,340	2

Total notional and fair value	$46,898	$(385)	$30,028	$(779)

Total derivatives, excluding accrued interest		(385)		(779)
Accrued interest		63		79
Net cash collateral		53		268

Net derivative balance		$(269)		$(432)

Net derivative assets		11		3
Net derivative liabilities		(280)		(435)

Net derivative balance		$(269)		$(432)

*	Amount is less than one million.
Estimated fair values of derivative instruments will fluctuate based upon changes in the interest rate environment, volatility in the marketplace, as well as the volume of derivative activities. Changes in the estimated fair values are recorded as gains and losses in our Statements of Income. For fair value hedge relationships, substantially all of the net estimated fair value gains and losses on our derivative contracts are offset by net hedging fair value losses and gains on the related hedged items. Economic derivatives do not have an offsetting fair value adjustment as they are not associated with a hedged item, however, they do offset the mark-to-market on certain assets and liabilities (i.e., trading investments and fair value option bonds).

Liquidity and Capital Resources
Our liquidity and capital positions are actively managed in an effort to preserve stable, reliable, and cost-effective sources of cash to meet current and projected future operating financial commitments, as well as regulatory and internal liquidity and capital requirements.
Sources of Liquidity
Our primary source of liquidity was proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. The par amounts of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $870.8 billion and $1,189.1 billion at December 31, 2009 and 2008.
Consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. These are the highest ratings available for such debt from an NRSRO. These ratings measure the likelihood of timely payment of principal and interest on the consolidated obligations. Our ability to raise funds in the capital markets as well as our cost of borrowing can be affected by these credit ratings.
During 2008, the credit and liquidity crisis put a strain on available liquidity in the capital markets creating increased demand by our members for advances. As a result of our credit quality and standing in the capital markets, we had ready access to funding at relatively competitive interest rates. Additionally during 2008, several events increased longer-term funding costs relative to shorter-term funding costs. Therefore, in order to meet the demands of our members as well as support our liquidity requirements, we primarily issued discount notes to fund both our short- and long-term assets during 2008. This was evidenced by the receipt of $1,143.3 billion in proceeds from the issuance of discount notes and $21.1 billion in proceeds from the issuance of bonds during 2008.
As the credit and liquidity crisis continued in 2009, numerous government initiatives were created to provide liquidity and stimulate the economy, including the U.S. Treasury’s Financial Stability Plan, the FDIC’s TLGP, and the purchase of agency debt securities by the Federal Reserve. These government initiatives ultimately had a negative impact on the demand by our members for advances in 2009 thereby reducing our funding needs. In addition, spreads to LIBOR on our discount notes increased as a result of decreases in three-month LIBOR. Due to changes in market conditions and our debt spreads relative to LIBOR, discount notes became more expensive and bonds became less expensive, which resulted in lower amounts of discount note issuances and higher amounts of bond issuances during the last six months of 2009. As a result, we were able to better match fund our longer-term assets with longer-term debt. During 2009, proceeds on bonds were $32.4 billion and proceeds on discount notes were $719.3 billion.

Other Sources of Liquidity
We utilize several other sources of liquidity to carry out our business activities. These include cash, interbank loans, payments collected on advances and mortgage loans, proceeds from the issuance of capital stock, member deposits, and current period earnings. During the year ended December 31, 2009, proceeds from the sale of mortgage loans and gains on the sale of U.S. Treasury obligations and related derivatives also served as additional sources of liquidity.
In the event of significant market disruptions or local disasters, the Bank President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve. To provide further access to funding, the FHLBank Act authorizes the U.S. Treasury to purchase consolidated obligations issued by the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As a result of the Housing Act, this authorization was supplemented with a temporary authorization for the U.S. Treasury to purchase consolidated obligations issued by the FHLBanks in any amount deemed appropriate under certain conditions. This temporary authorization expired December 31, 2009 and no purchases were made under the temporary authority.
In addition, a Lending Agreement with the U.S. Treasury’s Government Sponsored Enterprise Credit Facility (GSECF) was established as a contingent source of liquidity for the GSEs if needed. We did not draw on this during 2009 and this credit facility expired as of December 31, 2009.
Uses of Liquidity
We use proceeds from the issuance of consolidated obligations primarily to fund advances as well as investment purchases. In addition, during the year ended December 31, 2009, we used proceeds from the sale of U.S. Treasury obligations and termination of the related derivatives and the sale of mortgage loans to purchase investments as well as early extinguish higher costing debt.
Advances
We use proceeds from the issuance of consolidated obligations to fund advances. During 2008, advance disbursements totaled $330.4 billion. As more funding options were available to our members and their deposit bases grew, their need for our advances declined significantly. Disbursements to members for the origination of advances declined to $38.0 billion in 2009.

Investments
We use proceeds from the issuance of consolidated obligations and capital to fund the purchase of additional investments to both provide liquidity and increase our investment income. During 2009, we used a portion of the proceeds from the sale of mortgage loans to purchase additional investments that replaced the mortgage loans we sold. Short-term investment opportunities were limited in 2009 due to increased deposit levels and the availability of various government funding programs for financial institutions serving as our counterparties. The low growth market environment and the relative improvement in available funding sources resulted in decreased interest spreads on short-term investments. Although we continue to explore new investment opportunities that provide more favorable returns, the compressed spreads reduced our earnings potential on these investments. Excluding overnight investments, we purchased $27.1 billion of par value investments during the year ended December 31, 2009 compared to $24.2 billion during the same period in 2008.
Other Uses of Liquidity
During 2009, we also used proceeds from the sale of U.S. Treasury obligations and termination of the related derivatives and the sale of mortgage loans to extinguish approximately $0.9 billion par value debt and, as a result, recorded losses of approximately $89.9 million in other income (loss). Most of the extinguished debt was replaced with lower costing debt and we expect such losses will be offset in future periods through lower interest costs.
Other uses of liquidity include purchases of mortgage loans, repayment of member deposits, consolidated obligations, other borrowings, and interbank loans, redemption or repurchase of capital stock, and payment of dividends.

Liquidity Requirements
Statutory Requirements
Finance Agency regulations mandate three liquidity requirements. First, contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. The following table shows our sources of contingent liquidity to support operations for five calendar days compared to our liquidity needs at December 31, 2009 and 2008 (dollars in billions):

	2009	2008

Unencumbered marketable assets maturing within one year	$4.0	$4.8
Advances maturing in seven days or less	0.5	1.3
Unencumbered assets available for repurchase agreement borrowings	15.5	10.5

Total liquidity	$20.0	$16.6

Liquidity needs for five calendar days	$1.9	$3.8

Total liquidity as a percent of five day requirement	1,053%	437%

Second, Finance Agency regulations require us to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this regulation at December 31, 2009 and 2008 (dollars in billions):

	2009	2008
Advances with maturities not exceeding five years	$24.6	$28.1
Deposits in banks or trust companies	0.5	—

Total	$25.1	$28.1

Deposits[1]	$1.2	$1.5

[1]	Amount does not reflect the effect of derivative master netting arrangements with counterparties.

Third, Finance Agency regulations require us to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in the total consolidated obligations outstanding. The following table shows our compliance with this regulation at December 31, 2009 and 2008 (dollars in billions):

	2009	2008

Total qualifying assets	$64.6	$68.1
Less: pledged assets	0.1	0.3

Total qualifying assets free of lien or pledge	$64.5	$67.8

Consolidated obligations outstanding	$59.9	$62.8

We were in compliance with all three of our liquidity requirements at December 31, 2009 and 2008.
In addition to the liquidity measures discussed above, the Finance Agency has provided us with guidance to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets for the issuance of debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets for the issuance of debt for a period of three to seven days with initial guidance set at five days and that during that period we will automatically renew maturing and called advances for all members except very large, highly rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members.
The following table shows our number of days of liquidity under both liquidity scenarios previously described:

	December 31,	Guidance
	2009	Requirement

Roll-off scenario	36	15
Renew scenario	22	5
At December 31, 2009, the actual days of liquidity under both scenarios exceeded the guidance requirements. We maintained a high level of liquidity at December 31, 2009 due to an expected slowdown of market funding opportunities and investment activity near year end.

Operational and Contingent Liquidity-Bank policy requires that we maintain additional liquidity for day-to-day operational and contingency needs. Contingent liquidity should not be greater than available assets which include cash, money market, agency, and MBS securities. We maintain contingent liquidity to meet average overnight and one-week advances, meet the largest projected net cash outflow on any day over a projected 90-day period, and maintain repurchase agreement eligible assets of at least twice the largest projected net cash outflow on any day over a projected 90 day period.
The following table shows our contingent liquidity requirement at December 31, 2009 and 2008 (dollars in billions):

	2009	2008

Required liquidity	$(1.9)	$(3.9)
Available assets	15.8	11.1

Excess contingent liquidity	$13.9	$7.2

We were in compliance with our contingent liquidity policy at December 31, 2009 and 2008.
Capital
Capital Requirements
The FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with the Finance Agency’s regulations. Only permanent capital, defined as Class B stock and retained earnings, can satisfy this risk based capital requirement. The FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total capital divided by total assets. The FHLBank Act also imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times divided by total assets.
For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock, including mandatorily redeemable capital stock, plus retained earnings. If our capital falls below the above requirements, the Finance Agency has authority to take actions necessary to return us to safe and sound business operations within the regulatory minimum ratios. The Finance Agency promulgated a final rule on capital classifications and critical capital levels for the FHLBanks. Under this rule, it has been determined that we meet the “adequately capitalized” classification, which is the highest rating. For details on this rule, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Legislative and Regulatory Developments.”

The following table shows our compliance with the Finance Agency’s capital requirements at December 31, 2009 and 2008 (dollars in millions).

	2009		2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$827	$2,953	$1,968	$3,174
Total capital-to-asset ratio	4.00%	4.57%	4.00%	4.66%
Total regulatory capital	$2,586	$2,953	$2,725	$3,174
Leverage ratio	5.00%	6.85%	5.00%	6.99%
Leverage capital	$3,233	$4,429	$3,406	$4,761
The decrease in the regulatory capital-to-asset ratio from 4.66 percent at December 31, 2008 to 4.57 percent at December 31, 2009, was primarily due to the increase in our investments. Although the ratio declined, it exceeds the regulatory requirement and we do not expect it to decline below that requirement. Our regulatory capital-to-asset ratio at December 31, 2009 and 2008 would have been 4.47 percent and 4.58 percent if all excess capital stock had been repurchased.
We issue a single class of capital stock (Class B stock). Our Class B capital stock has a par value of $100 per share, and all shares are purchased, repurchased, redeemed, or transferred only at par value. We have two subclasses of Class B stock: membership stock and activity-based stock. We cannot redeem or repurchase any membership or activity-based stock if the repurchase or redemption would cause a member to be out of compliance with its required investment. The membership stock and activity-based stock percentages may be adjusted by our Board of Directors within ranges established in the Capital Plan. Our Board of Directors has a right and an obligation to call for additional capital stock purchases by our members if certain conditions exist.
Holders of Class B stock own a proportionate share of our retained earnings, paid-in surplus, undivided profits, and equity reserves. Holders of Class B stock have no right to receive any portion of these values except through the declaration of dividends or capital distributions upon our liquidation. Our Board of Directors may declare and pay a dividend only from current earnings or retained earnings. The Board of Directors may not declare or pay any dividends if we are not in compliance with our capital requirements or, if after paying the dividend, we would not be in compliance with our capital requirements.
Stock owned in excess of a member’s minimum investment requirement is known as excess stock. A member may request redemption of any or all of its excess stock by providing us with written notice five years in advance of the redemption. A stockholder may not have more than one redemption request pending at the same time for any share of stock.
Under our Capital Plan, we may repurchase excess membership stock at our discretion and upon 15 days’ written notice. If a member’s membership stock balance exceeds the $10.0 million cap as a result of a merger or consolidation, we may repurchase the amount of excess stock necessary to make the member’s membership stock balance equal to the $10.0 million cap.

In accordance with our Capital Plan, we may repurchase excess activity-based capital stock that exceeds an operational threshold on a scheduled monthly basis, subject to certain limitations set forth in the Capital Plan. The current operational threshold is $50,000 and may be changed by the Board of Directors within a range specified in the Capital Plan with at least 15 days’ prior written notice. We may also change the scheduled date for repurchasing excess activity-based stock with at least 15 days’ prior written notice.
During the fourth quarter of 2008, we suspended our regular practice of voluntarily repurchasing excess activity-based capital stock. This action was taken after careful consideration of the unstable market conditions and stressed economic environment at that time. Our Board of Directors and management felt this action was necessary to preserve capital that supports our service to members. Due to improved market conditions during 2009, we resumed our normal practice of voluntarily repurchasing excess activity-based capital stock on December 18, 2009 and repurchased $569.6 million of activity-based capital stock.
Because membership is voluntary for all members, a member can provide a notice of withdrawal from membership at any time. If a member provides notice of withdrawal from membership, we will not repurchase or redeem any membership stock until five years from the date of receipt of a notice of withdrawal. If a member that withdraws from membership owns any activity-based capital stock, we will not redeem any required activity-based capital stock until the activity no longer remains outstanding.
A member may cancel any pending notice of redemption before the completion of the five-year redemption period by providing written notice of cancellation. We charge a cancellation fee, which is currently set at a range of one to five percent of the par value of the shares of capital stock subject to redemption. Our Board of Directors retains the right to change the cancellation fee at any time. We will provide at least 15 days advance written notice to each member of any adjustment or amendment to our cancellation fee.
In accordance with the FHLBank Act, each class of our stock is considered putable by the member. There are significant statutory and regulatory restrictions on the obligation or right to redeem outstanding capital stock.
In no case may we redeem any capital stock if, following such redemption, we would fail to satisfy our minimum capital requirements (i.e., a statutory capital-to-asset ratio requirement and leverage requirement established by the FHLBank Act and a regulatory risk based capital-to-asset ratio requirement established by the Finance Agency). By law, all member holdings of our stock immediately become nonredeemable if we become undercapitalized.
In no case may we redeem any capital stock without the prior approval of the Finance Agency if either our Board of Directors or the Finance Agency determines that we incurred or are likely to incur losses resulting or likely to result in a charge against capital.

Additionally, we cannot redeem shares of capital stock from any member if the principal or interest on any consolidated obligation of the FHLBank System is not paid in full when due, or under certain circumstances if (i) we project, at any time, that we will fail to comply with statutory or regulatory liquidity requirements, or will be unable to timely and fully meet all of our current obligations; (ii) we actually fail to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of our current obligations, or enter or negotiate to enter into an agreement with one or more other FHLBanks to obtain financial assistance to meet our current obligations; or (iii) the Finance Agency determines that we will cease to be in compliance with statutory or regulatory liquidity requirements, or will lack the capacity to timely or fully meet all of our current obligations.
If we are liquidated, after payment in full to our creditors, our stockholders will be entitled to receive the par value of their capital stock as well as any retained earnings, paid-in surplus, undivided profits, and equity reserves, if any, in an amount proportional to the stockholder’s share of the total shares of capital stock. In the event of a merger or consolidation, our Board of Directors shall determine the rights and preferences of our stockholders, subject to any terms and conditions imposed by the Finance Agency.
Capital Stock
We had 24.6 million shares of capital stock outstanding at December 31, 2009 compared with 27.8 million shares outstanding at December 31, 2008. We issued 2.7 million shares to members and repurchased 5.7 million shares from members during 2009. We issued 55.8 million shares to members and repurchased 55.1 million shares from members during 2008. Approximately 78 percent and 83 percent of our capital stock outstanding at December 31, 2009 and 2008 was activity-based stock that fluctuates primarily with the outstanding balances of advances made to members and mortgage loans purchased from members.
Our capital stock balance categorized by type of financial services company, including mandatorily redeemable capital stock owned by former members, are noted in the following table at December 31, 2009 and 2008 (dollars in millions):

Institutional Entity	2009	2008

Commercial Banks	$1,243	$1,314
Insurance Companies	982	1,203
Savings and Loan Associations	141	170
Credit Unions	95	94
Former Members	8	11

Total regulatory capital stock	$2,469	$2,792

Our members are required to maintain a certain minimum capital stock investment. Each member must maintain Class B membership stock in an amount equal to 0.12 percent of the member’s total assets as of the preceding December 31st subject to a cap of $10.0 million and a floor of $10,000. Each member must also maintain Class B activity-based stock in an amount equal to the total of:
(1)	A specified percentage of its outstanding advances. As of December 31, 2009 the percentage was 4.45 percent.
(2)	A specified percentage of its acquired member assets. As of December 31, 2009, the percentage was 4.45 percent.
(3)	A specified percentage of its standby letters of credit. As of December 31, 2009, the percentage was 0.00 percent.
(4)	A specified percentage of its advance commitments. As of December 31, 2009, the percentage was 0.00 percent.
(5)	A specified percentage of its acquired member assets commitments. As of December 31, 2009, the percentage was 0.00 percent.
The minimum investment requirements are designed so that we remain adequately capitalized as member activity changes. To ensure we remain adequately capitalized within ranges established in the Capital Plan, these requirements may be adjusted upward or downward by our Board of Directors. At December 31, 2009 and 2008, approximately 85 percent and 92 percent of our total capital was capital stock.
Capital stock owned by members in excess of their minimum investment requirements is known as excess capital stock. Our excess capital stock including amounts classified as mandatorily redeemable capital stock was $61.8 million and $61.1 million at December 31, 2009 and 2008.
Mandatorily Redeemable Capital Stock
We reclassify stock subject to redemption from equity to a liability when a member engages in any of the following activities:
(1)	Submits a written notice to redeem all or part of the member’s capital stock.
(2)	Submits a written notice of the member’s intent to withdraw from membership, which automatically commences a five-year redemption period.
(3)	Terminates its membership voluntarily as a result of a merger or consolidation into a nonmember or into a member of another FHLBank, or involuntarily as a result of action by our Board of Directors.

When any of the above events occur, we will reclassify capital stock from equity to a liability at fair value. The fair value of capital stock subject to mandatory redemption is generally reported at par value as stock can only be acquired by members at par value and redeemed at par value. Fair value also includes estimated dividends earned at the time of the reclassification from equity to liabilities, until such amount is paid. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows.
If a member cancels its written notice of redemption or notice of withdrawal, we will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.
Although the mandatorily redeemable capital stock is not included in capital for financial reporting purposes, Finance Agency interpretation requires that such outstanding capital stock be considered capital for determining compliance with our regulatory capital requirements.
At December 31, 2009, we had $8.3 million in capital stock subject to mandatory redemption from 14 former members. At December 31, 2008, we had $10.9 million in capital stock subject to mandatory redemption from 10 former members. The decrease in mandatorily redeemable capital stock at December 31, 2009 was primarily due to the decrease in advance balances with former members whose stock was classified as mandatorily redeemable and therefore repurchased as activity paid down.
The following table shows the amount of capital stock subject to mandatory redemption by the time period in which we anticipate redeeming the capital stock based on our practices at December 31, 2009 and 2008 (dollars in millions):

Year of Redemption	2009	2008

2009	$—	$3
2010	7	6
2011	1	1
2012	*	1
2013	*	*
2014	*	*
Thereafter	*	*

Total	$8	$11

*	Amount is less than one million.
A majority of the capital stock subject to mandatory redemption at December 31, 2009 and December 31, 2008 was due to voluntary termination of membership as a result of out of district mergers or consolidations.

Dividends
Our Board of Directors may declare and pay dividends in either cash or capital stock or a combination thereof; however, historically, we have only paid cash dividends. Under Finance Agency regulations, we are prohibited from paying a dividend in the form of additional shares of capital stock if, after the issuance, the outstanding excess capital stock would be greater than one percent of our total assets. By regulation, we may pay dividends from current earnings or retained earnings, but we may not declare a dividend based on projected or anticipated earnings. Our Board of Directors may not declare or pay dividends if it would result in our non-compliance with capital requirements. Per regulation, we may not declare or pay a dividend if the par value of the stock is impaired or is projected to become impaired after paying such dividend.
Our ERMP requires a minimum retained earnings level. If actual retained earnings fall below the retained earnings requirement, we, as determined by our Board of Directors, are required to establish an action plan, which may include a dividend cap at less than the current earned dividend, to enable us to return to our required level of retained earnings within twelve months. At December 31, 2009 our actual retained earnings were above the retained earnings requirement, and therefore no action plan was necessary. Further discussion on our risk management metrics are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management.”
Our dividend philosophy is to pay out a sustainable dividend equal to or above the average three-month LIBOR rate for the covered period. While three-month LIBOR is the Bank’s dividend benchmark, the actual dividend payout is impacted by Board of Director polices, regulatory requirements, financial projections, and actual performance. Therefore, the actual dividend rate may be higher or lower than three-month LIBOR.
On February 18, 2010, the Board of Directors declared and approved a fourth quarter 2009 dividend at an annualized rate of 2.00 percent of average capital stock for the quarter. The dividend was paid on February 25, 2010. The dividend for the fourth quarter 2009 totaled $14.6 million, which was 36.1 percent of net income during the fourth quarter. Dividends declared that related to the calendar year 2009 were at an annual rate of 1.75 percent compared to average three-month LIBOR for the year of 0.69 percent. Dividends declared that related to calendar year 2008 were at an annual rate of 3.00 percent compared to average three-month LIBOR for the year of 2.93 percent.
Critical Accounting Policies and Estimates
Our accounting policies are fundamental to understanding “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” We identified certain policies as critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Several of these accounting policies involve the use of estimates that we consider critical because
•	they are likely to change from period to period due to significant management judgments and assumptions about highly complex and uncertain matters.
•	they use a different estimate or a change in estimate that could have a material impact on our reported results of operations or financial condition.
Estimates and assumptions that are significant to the results of operations and financial condition include those used in conjunction with
•	fair value estimates.

•	allowance for credit losses on advances and mortgage loans.

•	derivative and hedge accounting.

•	other-than-temporary impairment.
We evaluate our critical accounting policies and estimates on an ongoing basis. While management believes our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and differences could be material to the financial statements.
Fair Value Estimates
We carry certain assets and liabilities on the Statements of Condition at fair value, including investments classified as trading and available-for-sale, derivatives, and certain bonds for which the fair value option was elected. Fair value is a market-based measurement and is defined as the price received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant holding the asset or owing the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the assets or liability, and market participants with whom the entity would transact in that market.
Fair values play an important role in the valuation of certain of our assets, liabilities, and hedging transactions. Fair value is first determined based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair values are determined based on valuation models that use either:
•	discounted cash flows, using market estimates of interest rates and volatility;
•	dealer prices; or
•	prices of similar instruments.

Pricing models and their underlying assumptions are based on our best estimates with respect to:
•	discount rates;
•	prepayments;
•	market volatility; and
•	other factors.
These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, may result in materially different fair values.
The valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and must also take into account the company’s own credit standing. We have collateral agreements with all our derivative counterparties and enforce collateral exchanges. Each derivative counterparty has bilateral collateral thresholds with us that take into account both our and the counterparty’s credit rating. As a result of these practices and agreements, we concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments for credit were deemed necessary to the recorded fair values of derivative assets and liabilities in the Statements of Condition at December 31, 2009 and 2008.
We categorize our financial instruments carried at fair value into a three-level classification. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We do not have any assets and liabilities carried at level 3 fair value on the Statements of Condition at December 31, 2009 and 2008.
For further discussion regarding how we measure financial assets and liabilities at fair value, see “Item 8. Financial Statements and Supplementary Data — Note 18 — Estimated Fair Values.”

Allowance for Credit Losses
Advances
We are required by Finance Agency regulation to obtain sufficient collateral on advances to protect against losses and to accept only certain collateral on advances such as whole first mortgages on improved residential property or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. Government or any of the GSE’s, including without limitation MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash deposited with us; guaranteed student loans; and other real estate-related collateral acceptable to us provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. Additionally, CFIs may pledge secured small business loans, small farm loans, and agribusiness loans as collateral. At December 31, 2009 and 2008, we had rights to collateral (either loans or securities) on a member-by-member basis, with a discounted value in excess of outstanding advances. As additional security, the FHLBank Act provides that we have a lien on each borrower’s capital stock in the Bank; however, capital stock cannot be pledged as collateral to secure credit exposures. We have not incurred any credit losses on advances since our inception and, based on our credit extension and collateral policies, we do not anticipate any credit losses on our advances. Accordingly, we have not provided any allowance for credit losses on advances at December 31, 2009. For additional discussion regarding our advance collateral, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management — Credit Risk — Advances.”
Mortgage Loans
We established an allowance for credit losses on our conventional mortgage loan portfolio. The allowance is an estimate of probable losses contained in the portfolio. We do not maintain an allowance for loan losses on our government-insured mortgage loan portfolio because of the (i) U.S. Government guarantee of the loans and (ii) contractual obligation of the loan servicer to repurchase the loan when certain criteria are met.
During the fourth quarter of 2009, we revised our allowance for credit losses methodology for conventional MPF loans. Under the prior methodology, we estimated our allowance for credit losses based primarily upon (i) the current level of nonperforming loans (i.e., those loans 90 days or more past due), (ii) historical losses experienced over several years, and (iii) credit enhancement fees available to recapture expected losses assuming a constant portfolio balance.
Under the revised methodology, we estimate our allowance for credit losses based primarily upon a rolling twelve-month average of (i) loan delinquencies, (ii) loans migrating to real estate owned, and (iii) actual historical losses, as well as credit enhancement fees available to recapture expected losses assuming a declining portfolio balance adjusted for prepayments.

We implemented this revised methodology in order to better incorporate current market conditions. For the year ended December 31, 2009, we increased our allowance for credit losses through a provision of $1.5 million, of which $0.1 million related to the change in allowance methodology. The remaining provision of $1.4 million was due to increased delinquencies and loss severities throughout 2009. For additional discussion on our allowance for credit losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management — Credit Risk — Mortgage Assets.”
Derivative and Hedge Accounting
All derivatives are recognized in the Statements of Condition at their fair values and are reported as either “derivative assets” or “derivative liabilities” net of cash collateral and accrued interest from counterparties.
By regulation, we are only allowed to use derivative instruments to mitigate identifiable risks. We formally document all relationships between derivative instruments and hedged items, as well as our risk management objectives and strategies for undertaking various hedge transactions and our method of assessing hedge effectiveness. Our current hedging strategies relate to hedges of existing assets and liabilities that qualify for fair value hedge accounting treatment and economic hedges that are used to reduce market risk at the balance sheet or portfolio level. As economic hedges do not qualify for hedge accounting treatment, only the derivative instrument is marked to market.
Each derivative is designated as one of the following:
(1)	A hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge).
(2)	A nonqualifying hedge of an asset, liability, or firm commitment (an economic hedge) for asset-liability management purposes.
We recognize changes in the fair value of a derivative that is designated and qualifies as a fair value hedge and changes in the fair value of the hedged asset, liability, or unrecognized firm commitment that are attributable to the hedged risk in other income (loss) as “Net gain (loss) on derivatives and hedging activities.” Hedge ineffectiveness (the amount by which the change in the fair value of the derivative differs from the change in fair value of the hedged item) is recorded in other income (loss) as “Net gain (loss) on derivatives and hedging activities.”
Changes in the fair value of a derivative not qualifying for hedge accounting (an economic hedge) are recorded in current period earnings with no fair value adjustment to an asset or liability. The fair value adjustments are recorded in other income (loss) as “Net gain (loss) on derivatives and hedging activities.”

The differences between accrued interest receivable and accrued interest payable on derivatives designated as fair value hedges are recognized as adjustments to the income or expense of the designated underlying financial instrument. The differences between accrued interest receivable and accrued interest payable on derivatives designated as economic hedges are recognized in other income (loss).
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
For a hedging relationship that does not qualify for the short cut method, we measure our effectiveness using the “long haul” method, in which the change in fair value of the hedged item must be measured separately from the change in fair value of the derivative. We design effectiveness testing criteria based on our knowledge of the hedged item and hedging instrument that was employed to create the hedging relationship. We use regression analyses to assess hedge effectiveness prospectively and retrospectively.
We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the debt, advance, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative. If we determine that (i) the embedded derivative has economic characteristics not clearly and closely related to the economic characteristics of the host contract and (ii) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument used as an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings, or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried at fair value and no portion of the contract is designated as a hedging instrument.

Other-Than-Temporary Impairment
We evaluate our individual available-for-sale and held-to-maturity securities in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider our intent to sell each debt security before its anticipated recovery and whether it is likely we will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI charge in earnings equal to the entire unrealized loss amount. For securities in unrealized loss position that do not meet these conditions, we perform an analysis to determine if any of these securities are other-than-temporarily impaired. For our private-label MBS, we perform a cash flow analysis to determine if we would recover the entire amortized cost basis of the debt security. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and the fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in accumulated other comprehensive loss. The total OTTI is presented in the Statements of Income with an offset for the amount of the total OTTI that is recognized in accumulated other comprehensive loss. To date, we have never experienced an OTTI loss.
Legislative and Regulatory Developments
Proposed Regulation on Community Development Loans by Community Financial Institutions and Secured Lending by FHLBanks to Members and Their Affiliates
On February 23, 2010, the Finance Agency issued a proposed regulation with a comment deadline of April 26, 2010 that would (i) implement the Housing Act provision allowing CFIs to secure advances from FHLBanks with community development loans, and (ii) deem all secured extensions of credit by an FHLBank to a member of any FHLBank to be an advance subject to applicable Finance Agency regulations on advances.
We are unable to predict what impact the proposed regulation may have on us if adopted. However, the proposed regulation’s provision concerning secured extensions of credit may have the potential to limit the parties with whom we enter into repurchase agreements, since such agreements would be subject to applicable Finance Agency regulations, including capitalization requirements, and non-members may not purchase our stock, thereby reducing our available lines of liquidity.

Proposed Regulation on Temporary Increases in Minimum Capital Levels
On February 8, 2010, the Finance Agency issued a proposed regulation with a comment deadline of April 9, 2010 that, if adopted as proposed, would set forth certain standards and procedures that the Director of the Finance Agency would employ in determining whether to require or rescind a temporary increase in the minimum capital levels for any of the FHLBanks, Fannie Mae and Freddie Mac. To the extent that the final rule results in an increase in our capital requirements, our ability to pay dividends and repurchase or redeem capital stock may be adversely impacted.
Reporting of Fraudulent Financial Instruments
On January 27, 2010, the Finance Agency issued a final regulation, which became effective February 26, 2010, requiring Fannie Mae, Freddie Mac, and the FHLBanks to report to the Finance Agency any such entity’s purchase or sale of fraudulent financial instruments or loans, or financial instruments or loans such entity suspects is possibly fraudulent. The regulation imposes requirements on the timeframe, format, document retention, and nondisclosure obligations for reporting fraud or possible fraud to the Finance Agency. We are also required to establish and maintain adequate internal controls, policies and procedures, and an operational training program to discover and report fraud or possible fraud. The adopting release provides that the regulation will apply to all of our programs and products. The adopting release for the regulation provides that the Finance Agency will issue certain guidance specifying the investigatory and reporting obligations under the regulation. We will be in a better position to assess the significance of the reporting obligations once the Finance Agency has promulgated additional guidance with respect to specific requirements of the regulation.
Minority and Women Inclusion
The Housing Act requires the FHLBanks to establish or designate an Office of Minority and Women Inclusion that is responsible for carrying out all matters relating to diversity in management, employment, and business practices. On January 11, 2010, the Finance Agency issued a proposed rule to effect this provision of the Housing Act. Comments on the proposed rule are due by April 26, 2010.
Membership for Community Development Financial Institutions
On January 5, 2010, the Finance Agency issued a final rule establishing the eligibility requirements and procedural requirements for non-depository CDFIs that wish to become FHLBank members. The newly eligible non-depository CDFIs include community development loan funds, venture capital funds and state-chartered credit unions without federal insurance. At February 28, 2010, while eligible to become members, no non-depository CDFIs are included in our membership.

FDIC Modifies & Extends Temporary Liquidity Guarantee Program for Bank Debt Liabilities
The FDIC has taken a number of actions with regard to the extension of the TLGP. The TLGP comprises two components: the Debt Guarantee Program (DGP), which provides FDIC guarantees of certain senior unsecured bank debt, and the Transaction Account Guarantee (TAG) program, which provides FDIC guarantees for all funds held at participating banks in qualifying non-interest bearing transaction accounts. On August 26, 2009, the FDIC adopted a final rule providing for a six-month extension of the TAG program, through June 30, 2010. On October 30, 2009, the FDIC adopted a final rule that allows for the DGP to terminate on October 31, 2009, for most DGP participants, but also establishes a limited emergency guarantee facility for those DGP participants that are unable to issue non-guaranteed debt to replace maturing senior unsecured debt because of market disruptions or other circumstances beyond their control. Under this limited emergency facility, the FDIC will guarantee senior unsecured debt issued on or before April 30, 2010. The TAG and DGP provide alternative sources of funds for many of our members that compete with our advance business.
Finance Agency Examination Guidance — Examination for Accounting Practices
On October 27, 2009, the Finance Agency issued examination guidance and standards, which were effective immediately, relating to the accounting practices of Fannie Mae, Freddie Mac and the FHLBanks, consistent with the safety and soundness responsibilities of the Finance Agency. The areas addressed by the examination guidance include: (i) accounting policies and procedures; (ii) Audit Committee responsibilities; (iii) independent internal audit function responsibilities; (iv) accounting staff; (v) financial statements; (vi) external auditor; and (vii) review of audit and accounting functions. This examination guidance is not intended to be in conflict with statutes, regulations, and/or GAAP. Additionally, this examination guidance is not intended to relieve or minimize the decision-making responsibilities, or regulated duties and responsibilities of the entity’s management, Board of Directors, or Committees thereof.
Principles for Executive Compensation at the FHLBanks and the Office of Finance
On October 27, 2009, the Finance Agency issued an advisory bulletin establishing certain principles for executive compensation at the FHLBanks and the Office of Finance. These principles include that: (i) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (ii) such compensation should be consistent with sound risk management and preservation of the par value of FHLBank capital stock; (iii) executive incentive-based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (iv) the board of directors should promote accountability and transparency in the process of setting compensation.

Directors’ Compensation and Expenses
On October 23, 2009, the Finance Agency issued a proposed rule on FHLBank directors’ compensation and expenses with a comment deadline of December 7, 2009. The proposed rule would allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Finance Agency Director (Director) to object to, and to prohibit prospectively, compensation and/or expenses that the Director determines are not reasonable. To assist the Director in reviewing the compensation and expenses of FHLBank directors, each FHLBank would be required to submit to the Director by specified deadlines: (i) the compensation anticipated to be paid to its directors for the following calendar year; (ii) the amount of compensation and expenses paid to each director for the immediately preceding calendar year; and (iii) a copy of the FHLBank’s written compensation policy, along with all studies or other supporting materials upon which the board of directors relied in determining the level of compensation and expenses to pay to its directors.
FHLBank Boards of Directors — Eligibility and Elections
On October 7, 2009, the Finance Agency published a final rule concerning the nomination and election of directors. The final rule provides for the following:
•	Requires the board of directors of each FHLBank to determine annually how many of its independent directorships should be designated as public interest directorships, but mandates that at least two independent directors be public interest directors;
•	Sets forth new provisions for filling a vacancy on the board of directors;
•	Amends the election requirement for independent directors. The final rule provides that if an FHLBank’s board of directors nominates only one person for each directorship, receipt of 20 percent of the eligible votes by that nominee is required for that nominee to be elected. If, however, an FHLBank’s board of directors nominates more persons for the type of independent directorship to be filled than there are directorships of that type to be filled in the election, then the person with the highest number of votes will be declared elected; and
•	Clarifies the requirements for subsequent elections in the event an independent director cannot be elected based on the failure to meet the 20 percent requirement of eligible votes.
The final rule became effective on November 6, 2009.

Collateral for Advances and Interagency Guidance on Nontraditional Mortgage Products
On August 10, 2009, the Finance Agency published a notice for comment on a study to review the extent to which loans and securities used as collateral to support FHLBank advances are consistent with the Federal banking agencies’ guidance on nontraditional mortgage products. The Finance Agency requested comments on whether it should take any additional regulatory actions to ensure that FHLBanks are not supporting predatory practices. The Finance Agency also noted its intent to revise previously published guidelines for subprime and nontraditional loans pledged as collateral. This proposed revision would require members pledging private-label residential MBS and residential loans acquired after July 10, 2007 to comply with the Federal interagency guidance regardless of the origination date of the loans in the security or of the loans pledged. At this time, we are uncertain whether the Finance Agency will implement this revision or impose other restrictions on FHLBank collateral practices as a result of this notice for comment.
Board of Directors of FHLBank System Office of Finance
On August 4, 2009, the Finance Agency published a notice of proposed rulemaking, with comments due November 4, 2009, related to the reconstitution of the Office of Finance Board of Directors. The proposed rule would increase the size of the Office of Finance Board of Directors, create a fully independent audit committee, provide for the creation of other committees, and set a method for electing independent directors, along with setting qualification standards for these directors. Currently, the Office of Finance is governed by a board of directors, the composition and functions of which are determined by the Finance Agency’s regulations. Under existing Finance Agency regulation, the Office of Finance Board of Directors is made up of two FHLBank Presidents and one independent director. The Finance Agency has proposed that all twelve FHLBank Presidents be members of the Office of Finance Board of Directors, along with three to five independent directors. The independent directors would comprise the Audit Committee of the Office of Finance Board of Directors with oversight responsibility for the combined financial reports. Under the proposed rule, the Audit Committee of the Office of Finance would be responsible for ensuring that the FHLBanks adopt consistent accounting policies and procedures.
Golden Parachute and Indemnification Payments
On June 29, 2009, the Finance Agency published a proposed rule setting forth the standards that the Finance Agency would take into consideration when limiting or prohibiting golden parachute and indemnification payments. The proposed rule, if adopted, would better conform existing Finance Agency regulations on golden parachutes to FDIC rules and further detail what golden parachute and indemnification payments made by Fannie Mae, Freddie Mac, the FHLBanks, and the Office of Finance are limited under regulations. Comments on the proposed rule were due July 29, 2009.

Executive Compensation
On June 5, 2009, the Finance Agency published a proposed rule to set forth requirements and processes with respect to executive compensation provided by the regulated entities (Fannie Mae, Freddie Mac, and the FHLBanks) and the Office of Finance. The Executive Compensation rule would address the statutory authority of the Director to approve, disapprove, modify, prohibit, or withhold compensation of executive officers of these regulated entities. The proposed rule would also address the Finance Agency Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The proposed rule would prohibit a regulated entity or the Office of Finance to pay compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses involving similar duties and responsibilities. Failure by a regulated entity or the Office of Finance to comply with the requirements of this part may result in supervisory action by the Finance Agency, including an enforcement action to require an individual to make restitution to or reimbursement of excessive compensation or inappropriately paid termination benefits. Comments on the proposed rule were due August 4, 2009.
U.S. Treasury Department’s Financial Regulatory Reform
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
Helping Families Save Their Homes Act of 2009
On May 20, 2009, the Helping Families Save Their Homes Act of 2009 was enacted to encourage loan modifications in order to prevent mortgage foreclosures and to buttress the federal deposit insurance system. One provision in this Act provides a safe harbor from liability for mortgage servicers who modify the terms of a mortgage consistent with certain qualified loan modification plans. Another provision extends the temporary increase in federal deposit insurance coverage to $250,000 for banks, thrifts, and credit unions through 2013. At this time it is uncertain what effect the provisions regarding loan modifications will have on the value of our mortgage asset portfolio. The extension of federal deposit insurance coverage could potentially decrease demand for our advances.

Other-Than-Temporary Impairment Guidance
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
FDIC Deposit Insurance Assessments
On February 27, 2009, the FDIC approved a final regulation that would increase the deposit insurance assessment for those FDIC-insured institutions that have outstanding FHLBank advances and other secured liabilities to the extent that the institution’s ratio of secured liabilities to domestic deposits exceeds 25 percent. On May 29, 2009, the FDIC published a final rule to impose a five basis point special assessment on an FDIC-insured institution’s assets minus Tier 1 capital as of June 30, 2009, subject to certain caps. Past FDIC assessments have been based on the amount of deposits held by an institution. In addition, Congress is considering legislation to require the FDIC to base future assessments on the amount of assets held by an institution instead of on the amount of deposits it holds. The FDIC’s risk-based assessment and an assessment framework based on assets may provide an incentive for some of our members to hold more deposits than they would if non-deposit liabilities were not a factor in determining an institution’s deposit insurance assessments.

U.S. Treasury Department’s Financial Stability Plan
On February 10, 2009, the U.S. Treasury Department announced a Financial Stability Plan to address the global capital markets crisis and U.S. economic recession that continued into 2009. This Financial Stability Plan evolved to include a number of initiatives, including the encouragement of lower mortgage rates, foreclosure relief programs, a bank capital injection program, major lending programs with the Federal Reserve directed at the securitization markets for consumer and small business lending, and a purchase program for certain illiquid assets. As part of this stability plan, a new bond purchase program to support lending by Housing Finance Agencies and a temporary credit and liquidity program to improve their access to liquidity for outstanding Housing Finance Agency bonds were created. To pay for a portion of the assistance provided by the stability plan, the Obama Administration has proposed legislation that would assess a Financial Responsibility Fee on large financial institutions’ liabilities (excluding deposits and insurance policy reserves). If such a fee were to be imposed, advances to our large members may become more costly.
Off-balance Sheet Arrangements
Our primary source of funds is the sale of consolidated obligations. Although we are primarily liable for the portion of consolidated obligations issued on our behalf, we also are jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of any FHLBank is not paid in full when due, the FHLBanks may not pay dividends or redeem or repurchase shares of stock from any member of that FHLBank. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation whether or not the consolidated obligation represents a primary liability of such FHLBank. Because of the high credit quality of each FHLBank, management has concluded that the probability that an FHLBank would be unable to repay its participation is remote. Furthermore, the Finance Agency regulations require that all FHLBanks maintain at least an AA rating. Therefore, no liability is recorded for the joint and several obligation related to the other FHLBanks’ share of consolidated obligations.
The par amount of the outstanding consolidated obligations of all 12 FHLBanks was approximately $930.5 billion and $1,251.5 billion at December 31, 2009 and 2008. The par value of consolidated obligations for which we are the primary obligor was approximately $59.7 billion and $62.4 billion at December 31, 2009 and 2008.
During the third quarter of 2008, we entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the GSECF, as authorized by the Housing Act. The GSECF was designed to serve as a contingent source of liquidity for the GSEs, including the 12 FHLBanks. The GSECF expired on December 31, 2009. The Bank did not draw on this available source of liquidity during 2009.

In the ordinary course of business, we issue letters of credit on behalf of our members and housing associates to facilitate business transactions with third parties. Letters of credit may be used to facilitate residential housing finance or other housing activities, facilitate community lending, assist with asset-liability management, and provide liquidity or other funding. Members and housing associates must fully collateralize letters of credit with eligible collateral. At December 31, 2009 and 2008 we had $3.5 billion and $3.4 billion in letters of credit outstanding. If we are required to make payment for a beneficiary’s draw, rather than obtaining repayment of these amounts from the member, these amounts may be converted into a collateralized advance to the member.
At December 31, 2009, we had approximately $26.7 million in outstanding commitments to purchase mortgage loans compared with $289.6 million at December 31, 2008. We did not have any outstanding commitments for additional advances at December 31, 2009 or 2008. We entered into $0.2 billion and $1.0 billion par value traded but not settled bonds at December 31, 2009 and 2008. We had $56.0 million and $267.9 million of cash pledged as collateral to broker-dealers at December 31, 2009 and 2008. We execute derivatives with large highly rated banks and broker-dealers and enter into bilateral collateral agreements.
In conjunction with our sale of certain mortgage loans to the FHLBank of Chicago, whereby the mortgage loans were immediately resold by the FHLBank of Chicago to Fannie Mae, we entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. We and the FHLBank of Chicago each hold certain participation interests in the four master commitments and therefore share, on a proportionate basis, any losses incurred after considering PFI credit enhancement provisions. The sale of mortgage loans under these master commitments reduced the amount of future credit enhancement fees available for recapture by us and the FHLBank of Chicago. Therefore, under the agreement, we agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $2.1 million by December 31, 2010, $1.2 million by December 31, 2012, $0.8 million by December 31, 2015, and $0.3 million by December 31, 2020. At December 31, 2009, we were not aware of any losses incurred by the FHLBank of Chicago that would not otherwise be recovered through credit enhancement fees.

At December 31, 2009 and 2008, we had executed 24 and 9 standby bond purchase agreements with state housing associates within our district whereby we would be required to purchase bonds under circumstances defined in each agreement. We would hold investments in the bonds until the designated remarketing agent could find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the standby bond purchase agreement. The 24 outstanding standby bond purchase agreements at December 31, 2009 totaled $711.1 million and expire seven years after execution, with a final expiration in 2016. The 9 outstanding standby bond purchase agreements at December 31, 2008 totaled $259.7 million and expire seven years after execution, with a final expiration in 2015. We received fees for the guarantees that amounted to $1.1 million and $0.2 million for the years ended December 31, 2009 and 2008. At December 31, 2009, we were not required to purchase any bonds under the executed standby bond purchase agreements. Should we be required to purchase these bonds, we would fund those purchases through the use of our normal funding operations. For further details on our funding operations and strategies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”
On March 31, 2009, we entered into an agreement with the Missouri Housing Development Commission to purchase up to $75 million of taxable single family mortgage revenue bonds. The agreement was set to expire November 6, 2009, however, it was extended 60 days through January 6, 2010. At December 31, 2009, we purchased $15 million in mortgage revenue bonds under this agreement. These bonds are recorded as held-to-maturity investments at December 31, 2009. As of January 6, 2010, the agreement expired and we made no subsequent bond purchases.
On September 25, 2009, we entered into an agreement with the Iowa Finance Authority to purchase up to $100 million of taxable single family mortgage revenue bonds. The agreement expires on September 24, 2010. At December 31, 2009, we had not purchased any mortgage revenue bonds under this agreement. If required, we will fund the purchase of these bonds through the use of our normal funding procedures. For further details on our funding strategies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”
Our financial statements do not include a liability for future statutorily mandated payments from the FHLBanks to REFCORP. No liability is recorded because each FHLBank must pay 20 percent of net earnings (after its AHP obligation) to REFCORP to support the payment of part of the interest and principal on the bonds issued by REFCORP, and the FHLBanks are unable to estimate their future required payments because the payments are based on future earnings and are not estimable. Accordingly, the REFCORP payments are disclosed as a long-term statutory payment requirement and, for accounting purposes, are treated, accrued, and recognized like an income tax.

Contractual Obligations
The following table shows payments due by period under specified contractual obligations at December 31, 2009 and 2008 (dollars in millions):

	2009
	Payments Due by Period
			Over one	Over three
		One year	through	through	Over
Contractual Obligations	Total	or less	three years	five years	five years

Long-term debt[1]	$50,323	$23,040	$15,501	$3,945	$7,837
Operating lease obligations	16	1	2	2	11
Purchase obligations[2]	4,587	374	3,386	107	720
Mandatorily redeemable capital stock[3]	8	7	1	*	*

Total	$54,934	$23,422	$18,890	$4,054	$8,568

	2008
	Payments Due by Period
			Over one	Over three
		One year	through	through	Over
Contractual Obligations	Total	or less	three years	five years	five years

Long-term debt[1]	$42,269	$15,963	$10,829	$6,029	$9,448
Operating lease obligations	17	1	2	2	12
Purchase obligations[2]	4,955	2,826	1,832	30	267
Mandatorily redeemable capital stock[3]	11	3	6	1	1

Total	$47,252	$18,793	$12,669	$6,062	$9,728

[1]	Long-term debt includes bonds (at par value). Long-term debt does not include discount notes and is based on contractual maturities. Actual distributions could be impacted by factors affecting early redemptions. Index amortizing notes are included in the table based on contractual maturities. The amortizing feature of these notes based on underlying indices could cause redemption at different times than contractual maturities.

[2]	Purchase obligations include the notional amount of standby letters of credit, commitments to fund mortgage loans, standby bond purchase agreements, commitments to purchase housing bonds, and advances and bonds traded but not settled (see additional discussion of these items in “Item 8. Financial Statements and Supplementary Data — Note 19 — Commitments and Contingencies”).

[3]	Mandatorily redeemable capital stock payment periods are based on how we anticipate redeeming the capital stock based on our practices.

*	Represents an amount less than one million.

Risk Management
We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, and business risk. Our primary objective is to manage assets, liabilities, and derivative exposures in ways that protect the par redemption value of capital stock from risks, including fluctuations in market interest rates and spreads. Our risk management strategies and limits protect us from significant earnings volatility. We periodically evaluate these strategies and limits in order to respond to changes in our financial position and general market conditions. This periodic evaluation may result in changes to our risk management policies and/or risk measures.
Our ERMP provides the ability to conduct a robust risk management practice allowing for flexibility to make rational decisions in stressed interest rate environments.
Our Board of Directors determined we should operate under a risk management philosophy of maintaining an AAA rating. An AAA rating provides us with ready access to funds in the capital markets. In line with this objective, the ERMP establishes risk measures, with policy limits or management action triggers (MATs), consistent with the maintenance of an AAA rating, to monitor our market risk, liquidity risk, and capital adequacy. Our MATs require close monitoring and measuring of the risks inherent in our Statements of Condition but provide more flexibility to react prudently when those trigger levels occur. The following is a list of the risk measures in place at December 31, 2009 and whether they are monitored by a policy limit and/or MAT:

Market Risk:	Mortgage Portfolio Market Value Sensitivity (policy limit and MAT) Market Value of Capital Stock Sensitivity (policy limit and MAT) Projected 12-month GAAP Earnings Per Share Sensitivity (MAT)
Liquidity Risk:	Contingent Liquidity (policy limit and MAT)
Capital Adequacy:	Economic Capital Ratio (MAT)
Economic Value of Capital Stock (MAT)
Management identified Economic Value of Capital Stock (EVCS) and Market Value of Capital Stock (MVCS) sensitivity as our key risk measures.
Market Risk/Capital Adequacy
We define market risk as the risk that net interest income or MVCS will change as a result of changes in market conditions such as interest rates, spreads, and volatilities. Interest rate risk was the predominant type of market risk exposure throughout 2009 and 2008. Our ERMP is designed to provide an asset and liability management framework to respond to changes in market conditions while minimizing balance sheet stress and income volatility. Management and the Board of Directors routinely review both the policy thresholds and the actual exposures to verify the interest rate risk in our balance sheet remains at prudent and reasonable levels.

The goal of our interest rate risk management strategy is to manage interest rate risk by setting and operating within an appropriate framework and limits. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and hedges, which, taken together, limit our expected exposure to market/interest rate risk. Management regularly monitors our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts. Our key market risk and capital adequacy measures are quantified in the “Economic Value of Capital Stock” and “Market Value of Capital Stock” sections that follow.
Valuation Models
We use sophisticated risk management systems to evaluate our financial position. These systems employ various mathematical models and valuation techniques to measure interest rate risk. For example, we use valuation techniques designed to model embedded options and other cash flow uncertainties across a number of hypothetical interest rate environments. The techniques used to model embedded options rely on
•	understanding the contractual and behavioral features of each instrument.

•	using appropriate market data, such as yield curves and implied volatilities.
•	using appropriate option valuation models and prepayment functions to describe the evolution of interest rates over time and the expected cash flows of financial instruments in response.
The method for calculating fair value is dependent on the instrument type. We rely on these approaches:
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

Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. Changes in any models or in any of the assumptions, judgments, or estimates used in the models may cause the results generated by the model to be materially different. Our risk computations require the use of instantaneous shifts in assumptions such as interest rates, spreads, interest rate volatilities, and prepayment speeds. These assumptions are based on management’s best estimates at the time the model is run. Ultimately these computations may differ from our interest rate risk exposure because they do not take into account any portfolio rebalancing and hedging actions that are required to maintain risk exposures within our policies and guidelines. Management has adopted controls, procedures, and policies to monitor and manage assumptions used in these models.
Economic Value of Capital Stock
We define EVCS as the net present value of expected future cash flows of our assets, liabilities, and derivatives, discounted at our cost of funds, divided by the total shares of capital stock outstanding. This method reduces the impact of day-to-day price changes (e.g. mortgage option-adjusted spread) which cannot be attributed to any of the standard market factors, such as movements in interest rates or volatilities. Thus, EVCS approximates the long-term value of one share of our capital stock.
Our ERMP sets the MAT for EVCS at $100 per share. Under the policy, if EVCS drops below $100 per share, the ERMP requires that we increase our required retained earnings to account for the shortfall. If actual retained earnings fall below the retained earnings requirement we, as determined by the Board of Directors, are required to establish an action plan to enable us to return to our required retained earnings within twelve months. At December 31, 2009, our actual retained earnings were above the retained earnings minimum, and therefore no action plan was necessary.
The following table shows EVCS in dollars per share based on outstanding shares including shares classified as mandatorily redeemable, at each quarter-end during 2009 and 2008.

Economic Value of Capital Stock (Dollars Per Share)
2009
December	$108.7
September	$106.9
June	$102.1
March	$86.3
2008
December	$80.0
September	$96.1
June	$105.1
March	$105.3

Our EVCS has recovered significantly since December 31, 2008 increasing to $108.7 at December 31, 2009. The improvement was primarily attributable to the following:
•	Improvement in our funding costs relative to LIBOR. Because the EVCS methodology focuses on the long-term value of one share of capital stock, we discount future cash flows of our assets, liabilities, and derivatives using our cost of funds. During 2009, our cost of funds relative to LIBOR improved, and therefore EVCS was positively impacted as the long-term net earnings potential of our balance sheet increased.
•	Decreased interest rate volatility. Decreased interest rate volatility during 2009 had a positive impact on all value measurements (including EVCS) through its impact on the value of mortgage-related assets. As interest rate volatility decreased, the value of the prepayment option to homeowners embedded in the mortgage-related assets decreased, thereby increasing the value of the assets.
•	Adjustments to our prepayment model. During the second quarter of 2009 we adjusted our prepayment model to more accurately reflect the recent prepayment experiences of our MPF portfolio. This adjustment decreased the projected prepayment speeds on those assets, resulting in higher future cash flows and thus higher EVCS.
•	Increased retained earnings. Retained earnings increased during 2009 due primarily to the Bank’s increased net income. As we retain net income, our equity position increases thereby increasing EVCS.
•	Elimination of the negative spread carried on our liquidity portfolio. During the fourth quarter of 2008, we funded a portion of our liquidity portfolio with fixed rate longer-dated discount notes. Subsequent to the issuance of these discount notes, interest rates fell significantly resulting in a negative spread as the cost of the discount notes was greater than the earnings on the liquidity portfolio. This negative spread significantly decreased EVCS at December 31, 2008. As the discount notes matured throughout 2009, the impact of the negative spread was eliminated thereby increasing EVCS.

Market Value of Capital Stock
We define MVCS as the present value of assets minus the present value of liabilities adjusted for the net present value of derivatives divided by the total shares of capital stock outstanding. It represents the “liquidation value” of one share of our stock if all assets and liabilities were liquidated at current market prices. MVCS does not represent our long-term value, as it takes into account only the short-term market price fluctuations. These fluctuations are generally unrelated to the long-term value of the cash flows from our assets and liabilities.
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
Interest rate risk stress tests of MVCS involve instantaneous parallel shifts in interest rates. The resulting percentage change in MVCS from the base case value is an indication of longer-term repricing risk and option risk embedded in the balance sheet.
To protect the MVCS from large interest rate swings, we use hedging transactions, such as entering into or canceling interest rate swaps on existing debt, altering the funding structure supporting MBS and MPF purchases, and purchasing interest rate swaptions and caps.
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

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares including shares classified as mandatorily redeemable, assuming instantaneous shifts in interest rates at each quarter-end during 2009 and 2008:

	Market Value of Capital Stock (Dollars per Share)
	Down 200	Down 100	Base Case	Up 100	Up 200
2009
December	$85.1	$100.2	$100.2	$97.2	$92.0
September	$78.4	$91.7	$95.5	$93.5	$89.0
June	$72.1	$86.9	$91.2	$90.4	$87.4
March	$42.7	$59.2	$76.3	$86.9	$85.7
2008
December	$20.6	$41.0	$58.4	$66.2	$64.3
September	$84.3	$89.3	$91.8	$89.6	$87.0
June	$81.7	$93.5	$97.0	$94.0	$89.1
March	$77.8	$85.7	$90.0	$87.6	$84.1

	Percent Change from Base Case
	Down 200	Down 100	Base Case	Up 100	Up 200
2009
December	(15.1)%	0.0%	0.0%	(3.0)%	(8.2)%
September	(17.9)%	(4.0)%	0.0%	(2.1)%	(6.8)%
June	(20.9)%	(4.7)%	0.0%	(0.9)%	(4.2)%
March	(44.0)%	(22.3)%	0.0%	14.0%	12.3%
2008
December	(64.8)%	(29.7)%	0.0%	13.5%	10.1%
September	(8.2)%	(2.7)%	0.0%	(2.5)%	(5.3)%
June	(15.7)%	(3.6)%	0.0%	(3.1)%	(8.1)%
March	(13.5)%	(4.7)%	0.0%	(2.7)%	(6.6)%

The increase in base case MVCS at December 31, 2009 compared with December 31, 2008 was primarily attributable to the following:
•	Decreased option-adjusted spread on our mortgage assets. During 2009, the spread between mortgage interest rates and LIBOR decreased which increased the value of our mortgage assets.
•	Increased longer-term interest rates. As longer-term interest rates increased during 2009, the prepayments on fixed-rate mortgage assets were reinvested at higher interest rates, while the cost of the associated debt remained constant/fixed. As a result, the value of the mortgage assets decreased less than the value of the corresponding debt, thereby increasing MVCS.
•	Decreased interest rate volatility. Decreased interest rate volatility during 2009 had a positive impact on all value measurements (including MVCS) through its impact on the value of mortgage-related assets. As interest rate volatility decreased, the value of the prepayment option to homeowners embedded in the mortgage-related assets decreased, thereby increasing the value of the assets.
•	Increased retained earnings. Retained earnings increased during 2009 due primarily to the Bank’s increased net income. As we retain net income, our equity position increases thereby increasing MVCS.
•	Elimination of the negative spread carried on our liquidity portfolio. During the fourth quarter of 2008, we funded a portion of our liquidity portfolio with fixed rate longer-dated discount notes. Subsequent to the issuance of these discount notes, interest rates fell significantly resulting in a negative spread as the cost of the discount notes was greater than the earnings on the liquidity portfolio. This negative spread significantly decreased MVCS at December 31, 2008. As the discount notes matured throughout 2009, the impact of the negative spread was eliminated thereby increasing MVCS.
During 2009 and a majority of 2008, our projected MVCS in the down 200 basis point rate shift scenario fell below the ten percent policy threshold loss. However, in February 2008, our Board of Directors suspended all policy limits pertaining to the down 200 basis point rate shift scenario due to the already low interest rate environment. In addition, our projected MVCS in the down 100 basis point rate shift scenario was below the five percent threshold during the last quarter of 2008 and the first quarter of 2009. While this was a policy breach, management determined that the cost of employing hedging strategies to rebalance the profile and eliminate the breach outweighed the protection it would provide.

Mortgage Finance Market Risk
Our Mortgage Finance business segment is exposed to market risk as a result of the interest rate risk associated with fixed rate mortgage assets. Mortgage assets include mortgage loans, MBS, HFA, and SBA investments. Interest rate risk exists on our mortgage assets due to the embedded prepayment option available to homeowners creating a potential cash flow mismatch between our mortgage assets and the liabilities funding them. Generally, as interest rates decrease, homeowners are more likely to refinance fixed rate mortgages, resulting in increased prepayments that are received earlier than if interest rates remain stable. Replacing higher rate loans that prepay with lower rate loans has the potential of reducing our net interest income. Conversely, an increase in interest rates may result in slower than expected prepayments and an extension in the weighted-average life of the mortgage assets. In this case, we have the risk that our liabilities may mature faster than our mortgage assets requiring us to issue additional funding at a higher cost, which would also reduce net interest income.
We generally attempt to match the duration of our mortgage assets with the duration of our liabilities within a reasonable range. We issue a mix of debt securities across a broad spectrum of final maturities to achieve the desired liability durations. Because the cash flows of mortgage assets fluctuate as interest rates change, we frequently issue callable and noncallable debt to alter the cash flows of our liabilities to match partially the expected change in cash flows of our mortgage assets. The duration of callable debt, like that of a mortgage, shortens when interest rates decrease and lengthens when interest rates increase. If interest rates decrease, we are likely to call debt that carries an interest rate higher than the current market.
We fund certain mortgage loans with a combination of callable, noncallable, and APLS debt securities. APLS principal balances pay down consistent with a specified reference pool of mortgages determined at issuance and have a final stated maturity of four to 15 years. These consolidated obligations pay a fixed coupon with the redemption schedule dependent on the amortization of the underlying reference pool of mortgages identified earlier. These consolidated obligations are redeemed at the final maturity date, regardless of the then-outstanding amount of the reference pool.
The noncallable and callable consolidated obligations have varying costs with the shorter-term noncallable bonds generally having a lower cost than the longer-term callable bonds. As a result of these differing bond costs, the cost of funds supporting our mortgage assets will change over time and under varying interest rate scenarios. The related mortgage assets maintain a relatively constant yield, resulting in changes in the portfolio’s interest spread relationship over time. In a stable to rising interest rate environment, the lower-rate short-term bonds mature while the higher-rate callable bonds remain outstanding, resulting in an increasing cost of funds and a lower income spread as time passes. Conversely, in a falling interest rate environment, many of the higher-rate callable bonds are called away reducing the cost of funds and improving spreads.

We improved our overall risk profile during 2009 due to a combination of the mortgage loan sale transaction and associated debt extinguishments and the replacement of the mortgage loans sold. We sold $2.1 billion of our mortgage loan portfolio during the second quarter of 2009 in an effort to improve our market value sensitivity to changes in interest rates. We are exposed to interest rate risk on our mortgage assets due to the embedded prepayment option available to homeowners creating a potential cash flow mismatch between our mortgage investments and the liabilities funding them. Therefore, selling a portion of our mortgage loans reduced this cash flow mismatch and improved our market value risk profile. Additionally, as a result of the mortgage loan sale transaction, we used a portion of the proceeds to purchase investments to replace the mortgage loans. The investments purchased do not expose us to the same prepayment risk associated with mortgage assets and therefore, also improved our market value risk profile.
Derivatives
We enter into derivative agreements to manage our exposure to changes in interest rates. We use derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. We do not use derivatives for speculative purposes.
Our current hedging strategies encompass hedges of specific assets and liabilities that qualify for fair value hedge accounting treatment and economic hedges that are used to reduce overall market risk of the balance sheet. All hedging strategies are approved by our Asset-Liability Committee.
The following table describes our approved derivative hedging strategies at December 31, 2009:

	Hedging	Derivative Hedging	Purpose of Hedge
Hedged Item	Classification	Instrument	Transaction
Advances

Fixed rate advances	Fair value	Payment of fixed, receipt of variable interest rate swap	To protect against changes in interest rates by converting the asset’s fixed rate to the same variable rate index as the funding source.

Putable fixed rate advances	Fair value	Payment of fixed, receipt of variable interest rate swap with put option	To protect against changes in interest rates including option risk by converting the asset’s fixed rate to the same variable rate index as the funding source.

Callable fixed rate advances	Fair Value	Payment of fixed, receipt of variable interest rate swap with call option	To protect against changes in interest rates including option risk by converting the asset’s fixed rate to the same variable rate index as the funding source.

	Hedging	Derivative Hedging	Purpose of Hedge
Hedged Item	Classification	Instrument	Transaction
Variable rate advances	Economic	Payment of variable (i.e. six-month LIBOR), receipt of variable (i.e. three-month LIBOR) interest rate swap	To protect against repricing risk by converting the asset’s variable rate to the same index variable rate as the funding source.

Mortgage Assets

Mortgage delivery commitments	Economic	Forward settlement agreements	To protect against changes in market value resulting from changes in interest rates.

Investments

Fixed rate investments	Fair value or economic	Payment of fixed, receipt of variable interest rate swap	To protect against changes in interest rates by converting the asset’s fixed rate to the same variable rate index as the funding source.

Consolidated Obligations

Fixed rate consolidated obligations	Fair value or Economic	Payment of variable, receipt of fixed interest rate swap	To protect against changes in interest rates by converting the debt’s fixed rate to the same variable rate index as the asset being funded.

Callable fixed rate consolidated obligations	Fair value or Economic[2]	Payment of variable, receipt of fixed interest rate swap with call option	To protect against changes in interest rates including option risk by converting the debt’s fixed rate to the same variable rate index as the asset being funded.

Callable variable rate consolidated obligations[1]	Fair value or Economic[2]	Payment of variable, receipt of variable interest rate swap with call option	To protect against changes in interest rates including option risk by converting the debt’s variable rate to the same variable rate index as the asset being funded.

Variable rate consolidated obligations	Economic	Payment of variable (i.e. one-month LIBOR or another index), receipt of variable (i.e. three-month LIBOR) interest rate swap	To protect against repricing risk by converting the variable rate funding source to the same variable rate index as the asset being funded.

Balance Sheet

Interest rate caps	Economic	N/A	To protect against changes in income of mortgage assets due to changes in interest rates.

	Hedging	Derivative Hedging	Purpose of Hedge
Hedged Item	Classification	Instrument	Transaction
Interest rate floors[1]	Economic	N/A	To protect against changes in income of mortgage assets due to changes in interest rates.

Interest rate swaps and swaptions[1]	Economic	N/A	To protect against changes in income and market value of capital stock due to changes in interest rates.

[1]	This derivative hedging strategy was not outstanding as of December 31, 2009.

[2]	When the hedged item is a hybrid instrument with an embedded derivative we may (i) bifurcate the derivative or (ii) elect the fair value option on the entire hedged item; in both cases the resulting instrument is classified as an economic hedge.
Advances
We make advances to our members and eligible housing associates on the security of eligible collateral. We issue fixed and variable rate advances, callable advances, and putable advances.
The optionality embedded in certain financial instruments can create additional interest rate risk. When a borrower prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower yielding assets that continue to be funded by higher cost debt. To protect against this risk, we may charge a prepayment fee that makes us financially indifferent to a borrower’s decision to prepay an advance. When we offer advances (other than overnight advances) that a borrower may prepay without a prepayment fee, we generally finance such advances with callable debt or otherwise hedge the embedded option.
Mortgage Assets
We manage the interest rate and prepayment risk associated with mortgage loans, securities, and certificates using a combination of debt issuance and derivatives. We may use derivative agreements to transform the characteristics of MBS to more closely match the characteristics of the supporting funding.
The prepayment options embedded in mortgage assets can result in extensions or contractions in the expected maturities of these investments, depending on levels of interest rates. The Finance Agency limits this source of interest rate risk by restricting the types of MBS we may own to those with limited average life changes under certain interest rate shock scenarios.
We enter into commitments to purchase mortgages from our participating members. We may establish an economic hedge of these commitments by selling MBS “to-be-announced” (TBA) for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date. Upon expiration of the mortgage purchase commitment, the Bank purchases the TBA to close the hedged position.

Non-Mortgage Investments
We manage the risk arising from changing market prices and volatility of certain fixed rate non-mortgage assets by using derivative agreements to transform the fixed rate characteristics to more closely match the characteristics of the supporting funding.
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
We may also enter into interest rate swaps with an upfront payment in a comparable amount to the discount on the hedged consolidated obligation. This cash payment equates to the initial fair value of the interest rate swap and is amortized over the estimated life of the interest rate swap to net interest income as the discount on the bond is expensed. The interest rate swap is marked to market through “Net gain (loss) on derivatives and hedging activities” in the Statements of Income.
Balance Sheet
We enter into certain economic derivatives as macro balance sheet hedges to protect against changes in interest rates. These economic derivatives include interest rate caps, floors, swaps, and swaptions.
See additional discussion regarding our derivative contracts in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Statements of Condition — Derivatives.”

Liquidity Risk
Liquidity risk is the risk that we will be unable to meet our obligations as they come due or meet the credit needs of our members and housing associates in a timely and cost efficient manner. Day-to-day and contingency liquidity objectives are designed to protect our financial strength and to allow us to withstand market disruption. To achieve this objective, we establish liquidity management requirements and maintain liquidity in accordance with Finance Agency regulations and our own liquidity policy. Our Board of Directors approves the liquidity policy. Our liquidity risk management process is based on ongoing calculations of net funding requirements, which are determined by analyzing future cash flows based on assumptions of the expected behavior of members and our assets, liabilities, capital stock, and derivatives. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for additional details on our liquidity management.
Credit Risk
We define credit risk as the potential that our borrowers or counterparties will fail to meet their obligations in accordance with agreed upon terms. Our primary credit risks arise from our ongoing lending, investing, and hedging activities. Our overall objective in managing credit risk is to operate a sound credit granting process and to maintain appropriate credit administration, measurement, and monitoring practices.
Advances
We are required by regulation to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance and throughout the life of the advance. Eligible collateral includes whole first mortgages on improved residential property or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of the GSEs, including without limitation MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae; cash deposited with us; guaranteed student loans; and other real estate-related collateral acceptable to the Bank provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. Additionally, CFIs may pledge collateral consisting of secured small business, small farm, or small agribusiness loans, including secured business and agri-business lines of credit.
Credit risk arises from the possibility that a borrower is unable to repay their obligation and the collateral pledged to us is insufficient to cover the amount of exposure in default. We manage credit risk by securing borrowings with sufficient collateral acceptable to us, monitoring borrower creditworthiness through internal and independent third-party analysis, and performing collateral review and valuation procedures to verify the sufficiency of pledged collateral. We are required by law to make advances solely on a secured basis and have never experienced a credit loss on an advance since our inception. We maintain policies and practices to monitor our exposure and take action where appropriate. In addition, we have the ability to call for additional or substitute collateral, or require delivery of collateral, during the life of a loan to protect its security interest.

Although management has policies and procedures in place to manage credit risk, we may be exposed because the outstanding advance value may exceed the liquidation value of our collateral. We mitigate this risk through applying collateral discounts, requiring most borrowers to execute a blanket lien, taking delivery of collateral, and limiting extensions of credit.
Collateral discounts, or haircuts, are applied to the unpaid principal balance or market value, if available, of the collateral to determine the advance equivalent value of the collateral securing each borrower’s obligations. The amount of these discounts will vary based on the type of collateral and security agreement. We determine these discounts or haircuts using data based upon historical price changes, discounted cash flow analysis, and loan level modeling.
At December 31, 2009 and 2008, borrowers pledged $86 billion and $87 billion of collateral (net of applicable discounts) to support $39 billion and $44 billion of advances and other activities. Borrowers pledge collateral in excess of their collateral requirement to demonstrate liquidity availability and to borrow additional amounts in the future.
The following table shows our composition of collateral pledged to the Bank (dollars in billions):

	December 31, 2009			December 31, 2008
		Discounted			Discounted
		Value of	Percent of		Value of	Percent of
	Discount	Collateral	Total Pledged	Discount	Collateral	Total Pledged
Collateral Type	Range	Pledged	Collateral	Range	Pledged	Collateral

Residential loans
1-4 family	13-62%	$38.7	45%	9-46%	$36.0	41%
Multi-family	50-62	1.3	2	33-50	1.1	1
Other real estate	20-65	22.4	26	11-60	23.8	28
Securities/insured loans
Cash, agency and RMBS	0-45	16.8	19	0-46	19.0	22
CMBS	11-36	4.3	5	5-29	4.6	5
Government insured loans	9-38	1.0	1	17-23	0.9	1
Secured small business loans and agribusiness loans	50-76	1.8	2	50-75	1.8	2

Total		$86.3	100%		$87.2	100%

Mortgage Assets
We are exposed to mortgage asset credit risk through our participation in the MPF program and MBS activities. Mortgage asset credit risk is the risk that we will not receive timely payments of principal and interest due from mortgage borrowers because of borrower defaults. Credit risk on mortgage assets is affected by numerous characteristics, including loan type, borrower’s credit history, and other factors such as home price fluctuations, unemployment levels, and other economic factors in the local market or nationwide.
MPF Loans
Through our participation in the MPF program, we invest in conventional and government-insured residential mortgage loans that are acquired through or purchased from a PFI. We currently offer six MPF loan products to our PFIs: Original MPF, MPF 100, MPF 125, MPF Plus, Original MPF Government, and MPF Xtra. For a description of these MPF products, refer to “Item 1. Business — Products and Services — Mortgage Finance — MPF Loan Types.”
The following table presents our MPF portfolio by product type at December 31, 2009 and 2008 at par value (dollars in billions):

	2009		2008
Product Type	Dollars	Percent	Dollars	Percent

Original MPF	$0.5	6.5%	$0	.3 2.8%
MPF 100	0.1	1.3	0	.2 1.9
MPF 125	2.4	31.2	2	.0 18.7
MPF Plus[1]	4.3	55.8	7.8	72.9

Total conventional loans	7.3	94.8	10	.3 96.3

Government-insured loans	0.4	5.2	0.4	3.7

Total mortgage loans	$7.7	100.0%	$10.7	100.0%

[1]	During the second quarter of 2009, we sold $2.1 billion of MPF Plus mortgage loans to the FHLBank of Chicago, who immediately resold these loans to Fannie Mae.
We manage the credit risk on mortgage loans acquired in the MPF program by (i) using agreements to establish credit risk sharing responsibilities with our PFIs, (ii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs, and (iii) establishing prudent credit loss reserves to reflect management’s estimate of probable credit losses inherent in the portfolio. Our management of credit risk in the MPF program involves several layers of legal loss protection that are defined in agreements among us and our PFIs.

For our government-insured MPF loans, our loss protection consists of the loan guarantee and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met.
For our conventional MPF loans, PFIs retain a portion of the credit risk on the MPF loans they sell to us by providing credit enhancement. The required PFI credit enhancement may vary depending on the MPF product alternatives selected.
PFIs are paid a credit enhancement fee for managing the credit risk, and in some instances all or a portion of the credit enhancement fee may be performance based. Credit enhancement fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans in the master commitment. To the extent we experience losses in a master commitment, we may be able to recapture credit enhancement fees paid to the PFI to offset these losses. For the years ended December 31, 2009, 2008, and 2007, credit enhancement fees paid to PFIs amounted to $15.6 million, $18.8 million, and $20.8 million.
For our conventional MPF loans, the availability of loss protection may differ slightly among MPF products. Our loss protection consists of the following loss layers, in order of priority:
•	Homeowner Equity.
•	Primary Mortgage Insurance. PMI is on all loans with homeowner equity of less than 20 percent of the original purchase price or appraised value.
•	First Loss Account. The first loss account specifies our loss exposure under each master commitment prior to the PFI’s credit enhancement obligation. If we experience losses in a master commitment, these losses will either be (i) recovered through the recapture of performance based credit enhancement fees from the PFI or (ii) absorbed by us. The first loss account balance for all master commitments is a memorandum account and was $116.4 million and $105.9 million at December 31, 2009 and 2008.
•	Credit Enhancement Obligation of PFI. PFIs have a credit enhancement obligation to absorb losses in excess of the first loss account in order to limit our loss exposure to that of an investor in an MBS that is rated the equivalent of AA by an NRSRO. PFIs are required to either collateralize their credit enhancement obligation with us or to purchase SMI from a highly rated mortgage insurer. All of our SMI providers have had their external ratings for claims-paying ability or insurer financial strength downgraded below AA. Ratings downgrades imply an increased risk that these SMI providers will be unable to fulfill their obligations to reimburse us for claims under insurance policies. On August 7, 2009, the Finance Agency granted a waiver for one year on the AA rating requirement of SMI providers for existing loans and commitments in the MPF program. Currently, we are evaluating the claims-paying ability of our SMI providers.

We utilize an allowance for credit losses to reserve for estimated losses after considering the recapture of performance based credit enhancement fees from the PFI. The allowance for credit losses on mortgage loans was as follows for the years ended December 31, 2009, 2008, and 2007 (dollars in thousands):

	2009	2008	2007

Balance, beginning of year	$500	$300	$250

Charge-offs	(88)	(95)	(19)
Provision for credit losses	1,475	295	69

Balance, end of year	$1,887	$500	$300

In accordance with our allowance for credit losses methodology, the allowance estimate is based on both quantitative and qualitative factors. Quantitative factors include but are not limited to portfolio composition and characteristics, delinquency levels, historical loss experience, changes in members’ credit enhancements, including the recovery of performance based credit enhancement fees, and other relevant factors using a pooled loan approach. Qualitative factors include but are not limited to changes in national and local economic trends. During the fourth quarter of 2009, we revised our allowance for credit loss methodology in order to better incorporate current market conditions. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates — Allowance for Credit Losses — Mortgage Loans” for details on the allowance revision.
We monitor and report our loan portfolio performance monthly. Adjustments to the allowance for credit losses are considered at least quarterly based upon the factors discussed above. For the year ended December 31, 2009, we increased our allowance for credit losses through a provision of $1.5 million. This was primarily due to increased delinquency and loss severity rates throughout 2009. In addition, credit enhancement fees available to recapture losses decreased in 2009 as a result of the mortgage loan sale and increased principal repayments. For the years ended December 31, 2008 and 2007, we increased our allowance for credit losses through a provision of $0.3 million and $0.1 million.

The following table summarizes our loan delinquencies at December 31, 2009 (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total

30 days	$89	$17	$106
60 days	34	6	40
90 days	21	3	24
Greater than 90 days	22	2	24
Foreclosures and bankruptcies	64	1	65

Total delinquencies	$230	$29	$259

Total mortgage loans outstanding	$7,333	$380	$7,713

Delinquencies as a percent of total mortgage loans	3.1%	7.6%	3.4%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	1.5%	1.6%	1.5%

The following table summarizes our loan delinquencies at December 31, 2008 (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total

30 days	$101	$23	$124
60 days	27	7	34
90 days	11	3	14
Greater than 90 days	12	3	15
Foreclosures and bankruptcies	47	5	52

Total delinquencies	$198	$41	$239

Total mortgage loans outstanding	$10,253	$423	$10,676

Delinquencies as a percent of total mortgage loans	1.9%	9.7%	2.2%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	0.7%	2.6%	0.8%

We place any conventional mortgage loan that is 90 days or more past due on nonaccrual status, meaning interest income on the loan is not accrued and any cash payments received are applied as a reduction of principal. A government-insured loan that is 90 days or more past due is not placed on nonaccrual status because of the (i) U.S. government guarantee of the loan and (ii) contractual obligation of the loan servicer to repurchase the loan when certain criteria are met.
As shown in the tables above, delinquencies and nonaccrual loans for our conventional portfolio increased in 2009 when compared to 2008, which is consistent with the overall trend of increased delinquencies in the mortgage market. Delinquencies for our government-insured portfolio decreased in 2009 when compared to 2008 primarily due to fewer delinquent loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.
The following table shows the state concentrations of our MPF portfolio at December 31, 2009. State concentrations are calculated based on unpaid principal balances.

State Concentrations

Minnesota	18.5%
Iowa	16.8%
Missouri	9.4%
California	6.8%
Illinois	4.7%
All others[1]	43.8%

Total	100.0%

[1]	There are no individual states with a concentration greater than 2.9 percent.
Effective August 1, 2009, we introduced a temporary loan payment modification plan for participating PFIs, which will be available until December 31, 2011. Homeowners with conventional loans secured by their primary residence originated prior to January 1, 2009 are eligible for the modification plan. This modification plan is available to homeowners currently in default or imminent danger of default. The modification plan states specific eligibility requirements that must be met and procedures the PFIs must follow to participate in the modification plan.
Mortgage-Backed Securities
Finance Agency regulations allow us to invest in MBS guaranteed by the U.S. Government, GSEs, and other MBS that are rated AAA by S&P, Aaa by Moody’s, or AAA by Fitch on the purchase date. We are exposed to credit risk to the extent these MBS fail to perform adequately. We do ongoing analysis to evaluate the investments and creditworthiness of the issuers, trustees, and servicers for potential credit issues.

At December 31, 2009, we owned $11.3 billion of MBS, of which $11.2 billion or 99 percent were guaranteed by the U.S. Government or issued by GSEs and $0.1 billion or one percent were MPF shared funding certificates or private-label MBS. At December 31, 2008, we owned $9.3 billion of MBS, of which $9.2 billion or 99 percent were guaranteed by the U.S. Government or issued by GSEs and $0.1 billion or one percent were MPF shared funding certificates or private-label MBS.
Our MPF shared funding certificates are mortgage-backed certificates created from conventional conforming mortgages using a senior/subordinated tranche structure. We record these investments as held-to-maturity. We do not consolidate our investment in MPF shared funding certificates since we are not the sponsor or primary beneficiary of these variable interest entities. The following table shows our MPF shared funding certificates and credit ratings at December 31, 2009 and 2008 (dollars in millions):

Credit Rating	2009	2008

AAA	$31	$45
AA	2	2

Total	$33	$47

Our private-label MBS were all variable rate securities rated AA or higher by an NRSRO at December 31, 2009 and 2008 with the exception of one private-label MBS that was downgraded to an A rating on May 29, 2009. As of February 28, 2010, there have been no subsequent rating agency actions on our private-label MBS. All of these private-label MBS are backed by prime loans. For more information on our evaluation of OTTI, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates — Other-Than-Temporary Impairment” and “Item 8. Financial Statements and Supplementary Date — Note 7 — Other-Than-Temporary Impairment.”
The following table summarizes the characteristics of our private-label MBS by year of securitization at December 31, 2009 (dollars in millions):

	Unpaid	Gross
	Principal	Unrealized		Investment
Year of Securitization	Balance	Losses	Fair Value	Grade %[1]	Watchlist %[2]
2003 and earlier	$35	$7	$28	100%	0%

[1]	Investment grade includes securities that are rated BBB or higher by any NRSRO.

[2]	Includes any securities placed on negative watch by any NRSRO.

The following table summarizes the fair value of our private-label MBS as a percentage of unpaid principal balance by quarter:

	December 31,	September 30,	June 30,	March 31,	December 31,
Year of Securitization	2009	2009	2009	2009	2008
2003 and earlier	80%	81%	80%	77%	74%

The following table shows portfolio characteristics of the underlying collateral of our private-label MBS at December 31, 2009:

Portfolio Characteristics	2009

Weighted average FICO score at origination[1]	725
Weighted average loan-to-value at origination	65%
Weighted average original credit enhancement	4%
Weighted average credit enhancement	9%
Weighted average delinquency rate[2]	5%

[1]	FICO is a widely used credit industry model developed by Fair, Isaac, and Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850.

[2]	Represents the delinquency rate on underlying loans that are 60 days or more past due.
The following table shows the state concentrations of our private-label MBS at December 31, 2009. State concentrations are calculated based on unpaid principal balances.

State Concentrations

Florida	14.1%
California	13.1%
Georgia	11.9%
New York	9.4%
New Jersey	5.1%
All other[1]	46.4%

Total	100.0%

[1]	There are no individual states with a concentration greater than 4.4 percent.
Investments
We maintain an investment portfolio to provide investment income, provide liquidity, support the business needs of our members, and support the housing market through the purchase of mortgage-related assets. Finance Agency regulations and policies adopted by our Board of Directors limit the type of investments we may purchase.

We invest in both short- and long-term investments. Our short-term portfolio includes, but is not limited to, interest-bearing deposits, Federal funds sold, commercial paper, and securities purchased under agreements to resell. Our long-term portfolio includes, but is not limited to, GSE obligations, MBS, municipal bonds, state and local HFA obligations, and TLGP debt. The primary credit risk of these investments is the counterparties’ ability to meet repayment terms.
We mitigate credit risk on investment securities by investing in highly-rated investment securities as well as establishing unsecured credit limits to counterparties based on the credit quality and capital levels of the counterparty as well as our capital level. Because the investments are transacted with highly rated counterparties, the credit risk is low; accordingly, we have not set aside specific reserves for our investment portfolio. We do, however, maintain a level of retained earnings to absorb any unexpected losses from our investments that may arise from stress conditions.
The following table shows our total investment securities by investment rating (excluding accrued interest receivable) (dollars in millions):

	December 31, 2009		December 31, 2008
		Percent		Percent
		of Total		of Total
Credit Rating[1]	Amount	Investments	Amount	Investments

Long-term
AAA[2]	$16,687	80.3%	$11,477	74.7%
AA	503	2.4	75	0.5
A	5	*	—	—
BBB	3	*	3	*

Total long-term	17,198	82.7	11,555	75.2

Short-term
A-1 or higher/P-1	3,310	15.9	3,480	22.6
A-2/P-2	278	1.4	330	2.2

Total short-term	3,588	17.3	3,810	24.8

Unrated[3]	4	*	4	*

Total	$20,790	100.0%	$15,369	100.0%

[1]	Credit rating is the lowest of S&P, Moody’s, and Fitch ratings stated in terms of the S&P equivalent.

[2]	AAA rated investments include TLGP investments. We categorize these investments as AAA because of the U.S. Government guarantee.

[3]	Unrated securities represent an equity investment in Small Business Investment Company.

*	Amount is less than 0.1 percent.

The increase in AAA and AA investments from 2008 to 2009 was due to increased investment purchases in an effort to improve investment income and replace mortgage assets sold in 2009. The increase was primarily due to purchases of TLGP investments and AA rated taxable municipal investments. For more details relating to our investment purchases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Results of Operations - Net Interest Income by Segment.”
Derivatives
Most of our hedging strategies use over-the-counter derivative instruments that expose us to counterparty credit risk because the transactions are executed and settled between two parties. When an over-the-counter derivative has a market value above zero, the counterparty owes us that value over the remaining life of the derivative. Credit risk arises from the possibility the counterparty will not be able to fulfill its commitment to pay the amount owed to us.
We manage this credit risk by spreading our transactions among many highly rated counterparties, by entering into collateral exchange agreements with counterparties that include minimum collateral thresholds, and by monitoring our exposure to each counterparty on a daily basis. In addition, all of our collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivable and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid highly rated securities if credit risk exposures rise above the minimum thresholds.

The following tables show our derivative counterparty credit exposure at December 31, 2009 and 2008 excluding mortgage delivery commitments and after applying netting agreements and collateral (dollars in millions). We were in a net liability position at December 31, 2009 and 2008.

	2009
			Total	Value	Exposure
	Active	Notional	Exposure at	of Collateral	Net of
Credit Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	1	$276	$—	$—	$—
AA	7	17,419	5	—	5
A	14	29,176	9	3	6

Total	22	$46,871	$14	$3	$11

	2008
			Total	Value	Exposure
	Active	Notional	Exposure at	of Collateral	Net of
Credit Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	1	$309	$—	$—	$—
AA	10	17,338	*	—	*
A	12	12,093	—	—	—

Total	23	$29,740	$ *	$—	$ *

[1]	Credit rating is the lower of the S&P, Moody’s, and Fitch ratings stated in terms of the S&P equivalent.

[2]	Notional amounts serve as a factor in determining periodic interest amounts to be received and paid and generally do not represent actual amounts to be exchanged or directly reflect our exposure to counterparty credit risk.

[3]	For each counterparty, this amount includes derivatives with a net positive market value including the related accrued interest receivable/payable (net).

[4]	Amount equals total exposure at fair value less value of collateral pledged as determined at the counterparty level.

*	Amount is less than one million.
Operational Risk
We define Operational risk as the risk of loss resulting from inadequate or failed internal processes, people, systems, or external events. Operational risk is inherent in all of our business activities and processes. Management has established policies and procedures to reduce the likelihood of operational risk and designed our annual risk assessment process to provide ongoing identification, measurement, and monitoring of operational risk. Our Enterprise Risk Committee reviews risk assessment results and business unit recommendations regarding operational risk.

Management reduces the risk of process and system failures by implementing internal controls designed to provide reasonable assurance that transactions are recorded in accordance with source documentation and by maintaining certain back-up facilities. In addition, management has developed and tested a comprehensive business continuity plan to restore mission critical processes and systems in a timely manner. Our Internal Audit Department also conducts independent operational and information system audits on a regular basis to ensure that adequate internal controls exist.
We use various financial models and model output to quantify financial risks and analyze potential strategies. Management mitigates the risk of incorrect model output leading to inappropriate business decisions by benchmarking model results to independent sources and having third parties periodically validate critical models.
We are prepared to deliver services to customers in normal operating environments as well as in the presence of significant internal or external stresses.
Despite the above policies and oversight, some operational risks are beyond our control, and the failure of other parties to adequately address their operational risk could adversely affect us.
Business Risk
We define business risk as the risk of an adverse impact on our profitability resulting from external factors that may occur in both the short- and long-term. Business risk includes political, strategic, reputation, regulatory, and/or environmental factors, many of which are beyond our control. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our cost of doing business. Our risk management committees regularly discuss business risk issues. We control business risk through strategic and annual business planning and monitoring of our external environment.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management — Market Risk/Capital Adequacy” and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements and accompanying notes, including the report of independent registered public accounting firm, are set forth beginning at page S-1.

Audited Financial Statements
Report of Independent Auditors dated March 18, 2010 — PricewaterhouseCoopers LLP
Statements of Condition at December 31, 2009 and 2008
Statements of Income for the Years Ended December 31, 2009, 2008, and 2007
Statements of Changes in Capital for the Years Ended December 31, 2009, 2008, and 2007
Statements of Cash Flows for the Years Ended December 31, 2009, 2008, and 2007
Notes to Financial Statements

Supplementary Data
Selected Quarterly Financial Information
The following tables present selected financial data from the Statements of Condition at the end of each quarter of 2009 and 2008. They also present selected quarterly operating results for the same periods.

	2009
	December 31,	September 30,	June 30,	March 31,
Statements of Condition (Dollars in millions)
Investments[1]	$20,790	$21,134	$21,576	$27,199
Advances	35,720	36,303	37,165	37,783
Mortgage loans[2]	7,719	7,839	8,120	10,588
Total assets	64,657	65,426	67,032	75,931
Consolidated obligations
Discount notes	9,417	12,874	19,967	29,095
Bonds	50,495	46,918	41,599	41,633
Total consolidated obligations[3]	59,912	59,792	61,566	70,728
Mandatorily redeemable capital stock	8	18	12	11
Capital stock — Class B putable	2,461	2,952	2,923	2,871
Retained earnings	484	458	437	368
Accumulated other comprehensive loss	(34)	(24)	(22)	(78)
Total capital	2,911	3,386	3,338	3,161

	Three Months Ended
	2009
	December 31,	September 30,	June 30,	March 31,
Statements of Income (Dollars in millions)
Net interest income[4]	$66.9	$58.1	$63.1	$9.3
Provision for credit losses on mortgage loans	1.2	*	0.3	—
Other income (loss)[5]	6.6	1.5	51.2	(3.5)
Other expense	17.3	11.3	12.8	11.7
Net income	40.4	35.5	75.9	(5.9)

[1]	Investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

[2]	Represents the gross amount of mortgage loans prior to the allowance for credit losses. The allowance for credit losses was $1.9 million, $0.8 million, $0.7 million, and $0.5 million at December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009.

[3]	The par amount of the outstanding consolidated obligations for all 12 FHLBanks was $930.5 billion, $973.6 billion, $1,055.8 billion, and $1,135.4 billion at December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009, respectively.

[4]	Net interest income is before provision for credit losses on mortgage loans.

[5]	Other income (loss) includes, among other things, net gain (loss) on derivatives and hedging activities, net (loss) gain on extinguishment of debt, net gain on trading securities, and net loss on bonds held at fair value.

*	Represents an amount less than $0.1 million.

	2008
	December 31,	September 30,	June 30,	March 31,
Statements of Condition (Dollars in millions)
Investments[1]	$15,369	$11,868	$14,047	$12,077
Advances	41,897	63,897	46,022	47,092
Mortgage loans[2]	10,685	10,576	10,583	10,707
Total assets	68,129	87,069	70,838	70,082
Consolidated obligations
Discount notes	20,061	41,753	27,714	32,365
Bonds	42,723	39,217	37,588	32,166
Total consolidated obligations[3]	62,784	80,970	65,302	64,531
Mandatorily redeemable capital stock	11	11	43	43
Capital stock — Class B putable	2,781	3,807	3,016	3,012
Retained earnings	382	404	388	367
Accumulated other comprehensive loss	(146)	(106)	(58)	(122)
Total capital	3,017	4,105	3,346	3,257

	Three Months Ended
	2008
	December 31,	September 30,	June 30,	March 31,
Statements of Income (Dollars in millions)
Net interest income[4]	$28.2	$79.7	$73.0	$64.7
Provision for credit losses on mortgage loans	0.3	—	—	—
Other (loss) income[5]	(13.5)	(6.6)	3.9	(11.6)
Other expense	11.3	10.8	11.6	10.4
Net income	2.3	45.8	47.9	31.4

[1]	Investments include: interest-bearing deposits, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

[2]	Represents the gross amount of mortgage loans prior to the allowance for credit losses. The allowance for credit losses was $0.5 million at December 31, 2008 and $0.2 million at September 30, 2008, June 30, 2008, and March 31, 2008.

[3]	The par amount of the outstanding consolidated obligations for all 12 FHLBanks was $1,251.5 billion, $1,327.9 billion, $1,255.5 billion, and $1,220.4 billion at December 31, 2008, September 30, 2008, June 30, 2008, and March 31, 2008, respectively.

[4]	Net interest income is before provision for credit losses on mortgage loans.

[5]	Other (loss) income includes net (loss) gain on derivatives and hedging activities.

Investment Portfolio Analysis
Supplementary financial data on our investment securities for the years ended December 31, 2009, 2008, and 2007 are included in the tables below.
At December 31, 2009, we had investments with a book value greater than 10 percent of our total capital with the following issuers (excluding GSEs and U.S. government agencies) (dollars in millions):

		Total
	Total	Market
	Book Value	Value
Bank of America Corporation	$758	$758
Bank of the West	304	304
Bank of Nova Scotia	545	545
BBVA	461	461
BNP Paribas	395	395
Citibank, N.A.	340	340
Credit Industriel	300	300
GE Capital Corporation	1,105	1,105
JP Morgan	656	656
Morgan Stanley	327	327
National Bank of Canada	425	425
Nordea Bank	300	300
Northern Trust Company	550	550
Westpac Banking Corporation	450	451

	$6,916	$6,917

Trading Securities
Our trading portfolio totals at December 31, 2009 and 2008 were as follows (dollars in millions). We did not have any trading securities in 2007.

	2009	2008

TLGP[1]	$3,693	$2,151
Taxable municipal bonds[2]	741	—

Total	$4,434	$2,151

[1]	TLGP securities represented corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.

[2]	Taxable municipal bonds represented investments in U.S. Government subsidized Build America Bonds that provide the bondholder with a higher yield than traditional tax-exempt municipal bonds.

The table below presents book value and yield characteristics on the basis of remaining terms to contractual maturity for our trading securities at December 31, 2009 (dollars in millions):

	Book Value	Yield
TLGP
After one but within five years	$3,693	0.90%
Taxable municipal bonds
After five but within ten years	12	4.15
After ten years	729	4.98

Total available-for-sale securities	$4,434	1.60%

Available-for-Sale Securities
Our available-for-sale portfolio totals at December 31, 2009, 2008, and 2007 were as follows (dollars in millions):

	2009	2008	2007

State or local housing agency obligations[1]	$—	$1	$—
TLGP[2]	566	—	—
Government-sponsored enterprises[3]	7,171	3,839	3,434

Total	$7,737	$3,840	$3,434

[1]	State or local housing agency obligations represented HFA bonds that were purchased by us from housing associates in our district.

[2]	TLGP securities represented corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.

[3]	GSE represented Fannie Mae and Freddie Mac MBS and TVA and FFCB bonds.
The table below presents book value and yield characteristics on the basis of remaining terms to contractual maturity for our available-for-sale securities at December 31, 2009 (dollars in millions):

	Book Value	Yield
TLGP
After one but within five years	$566	0.62%
Government-sponsored enterprises
After one but within five years	10	3.29
After five but within ten years	950	4.43
After ten years	6,211	0.96

Total available-for-sale securities	$7,737	1.36%

Held-to-Maturity Securities
Our held-to-maturity portfolio at December 31, 2009, 2008, and 2007 includes (dollars in millions):

	2009	2008	2007

Negotiable certificates of deposit	$450	$—	$100
Government-sponsored enterprises[1]	4,782	5,330	3,458
U.S. government agency-guaranteed[2]	43	52	64
State or local housing agency obligations[3]	124	93	74
TLGP[4]	1	—	—
Other [5]	75	477	309

Total held-to-maturity securities	$5,475	$5,952	$4,005

[1]	GSE represented Fannie Mae and Freddie Mac MBS and TVA and FFCB bonds.

[2]	U.S. government agency-guaranteed represented Ginnie Mae securities and SBA Pool Certificates. SBA Pool Certificates represented undivided interests in pools of the guaranteed portions of SBA loans. The SBA’s guarantee of the Pool Certificates is backed by the full faith and credit of the U.S. Government.

[3]	State or local housing agency obligations represented HFA bonds that were purchased by us from housing associates in our district.

[4]	TLGP securities represented corporate debentures issued by our members that are backed by the full faith and credit of the U.S. Government.

[5]	Other represented investments in municipal bonds, Small Business Investment Company, MPF shared funding and private-label MBS.

The table below presents book value and yield characteristics on the basis of remaining terms to contractual maturity for our held-to-maturity securities at December 31, 2009 (dollars in millions):

	Book Value	Yield
Certificates of deposit
Within one year	$450	0.70%
Government-sponsored enterprises
After five but within 10 years	9	5.27
After 10 years	4,773	2.93
U.S. government agency-guaranteed
After five but within 10 years	4	1.04
After 10 years	39	0.79
State or local housing agency obligations
After five but within 10 years	3	5.40
After 10 years	121	5.72
TLGP
After one but within five years	1	3.08
Other
Within one year	3	6.58
After five but within 10 years	*	0.73
After 10 years	72	2.99

Total held-to-maturity securities	$5,475	2.80%

*	Amount is less than one million.

Loan Portfolio Analysis
Our outstanding advances, real estate mortgages, nonperforming real estate mortgages, and real estate mortgages 90 days or more past due and accruing interest for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 are as follows (dollars in millions):

	2009	2008	2007	2006	2005

Domestic
Advances	$35,720	$41,897	$40,412	$21,855	$22,283

Real estate mortgages	$7,717	$10,685	$10,802	$11,775	$13,018

Nonperforming real estate mortgages[1]	$102	$48	$27	$24	$33

Real estate mortgages past due 90 days or more and still accruing interest[2]	$5	$7	$5	$6	$6

Nonperforming real estate mortgages
Interest contractually due during the period	$5
Interest actually received during the period	4

Shortfall	$1

[1]	Nonperforming real estate mortgages represent conventional mortgage loans that are 90 days or more past due and have been placed on nonaccrual status.

[2]	Only government-insured loans continue to accrue after 90 days or more delinquent, because of the i) U.S. government guarantee of the loans and ii) contractual obligation of the loan servicer to repurchase the loan when certain criteria are met.

Summary of Loan Loss Experience
The allowance for credit losses on real estate mortgage loans for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 are as follows (dollars in thousands):

	2009	2008	2007	2006	2005

Balance, beginning of year	$500	$300	$250	$763	$760

Charge-offs	(88)	(95)	(19)	—	—
Recoveries	—	—	—	—	3

Net (charge-offs) recoveries	(88)	(95)	(19)	—	3

Provision for (reversal of) credit losses	1,475	295	69	(513)	—

Balance, end of period	$1,887	$500	$300	$250	$763

The ratio of net (charge-offs) recoveries to average loans outstanding was less than one basis point for the years ended December 31, 2009, 2008, 2007, 2006, and 2005.
Advances
The following table shows our outstanding advances at December 31, 2009 (dollars in millions):

Maturity
Overdrawn demand deposit accounts	$	*
Within one year		7,810
After one but within five years		16,812
After five years		10,410

Total par value		35,032

Hedging fair value adjustments
Cumulative fair value gain		590
Basis adjustments from terminated and ineffective hedges		98

Total advances		$35,720

*	Amount is less than one million.

The following table details additional interest rate payment terms for advances at December 31, 2009 (dollars in millions):

Par amount of advances
Fixed rate maturity
Overdrawn demand deposit accounts	$	*
Within one year		7,203
After one year		17,398

Variable rate maturity
Within one year		607
After one year		9,824

Total		$35,032

*	Amount is less than one million.
Short-term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for the years ended December 31, 2009, 2008, and 2007 (dollars in millions):

	2009	2008	2007
Discount notes
Outstanding at period-end	$9,417	$20,061	$21,501
Weighted average rate at period-end	0.13%	1.83%	4.10%
Daily average outstanding for the period	$20,736	$26,543	$8,597
Weighted average rate for the period	0.64%	2.32%	4.93%
Highest outstanding at any month-end	$29,094	$41,753	$21,501
Ratios
Financial ratios for the years ended December 31, 2009, 2008, and 2007 are provided in the following table:

	2009	2008	2007

Return on average assets	0.21%	0.18%	0.21%
Return on average equity	4.46%	3.88%	4.25%
Average equity to average assets	4.63%	4.71%	5.04%
Dividends declared per share in stated period as a percentage of net income per share in stated period	29.81%	90.77%	86.82%

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures at December 31, 2009
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the filing of this Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at December 31, 2009.
Report of Management on Internal Control over Financial Reporting at December 31, 2009
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and our receipts and expenditures are made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment and those criteria, management believes, at December 31, 2009, we maintained effective internal control over financial reporting.
PricewaterhouseCoopers, LLP (PwC), the independent registered public accounting firm that audited our financial statements, issued an audit report on our internal control over financial reporting. PwC’s audit report appears in “Item 8. Financial Statements and Supplementary Data — Audited Financial Statements.”
ITEM 9B — OTHER INFORMATION
In accordance with the FHLBank Act and Finance Agency regulations, members now elect all directors that will serve on the Bank’s Board of Directors for terms beginning January 1, 2010. For details relating to the director election process see “Item 10 — Directors, Executive Officers and Corporate Governance — Directors.”
Our Board of Directors does not solicit proxies, nor were member institutions permitted to solicit or use proxies to cast their votes in the election.
For 2010, the Finance Agency has designated seven independent directorships and nine member directorships for a 16-member board beginning January 1, 2010. See the “2009 Director Election Results” below.
2009 Director Election Results
Elections were held during the third and fourth quarters of 2009 for those industry directors elected by our member institutions (Member Directors) on a state-by-state basis and independent directors elected by a plurality of our members (Independent Directors) with terms ending December 31, 2009. On November 11, 2009, five individuals were elected to our Board of Directors. The following information summarizes the results of the elections:
Dale E. Oberkfell, president and chief operating officer of Reliance Bank in Frontenac, Missouri. Mr. Oberkfell, who serves as our vice chairman, was re-elected to a four-year Member Directorship term for the state of Missouri. Mr. Oberkfell has served on the Board of Directors since January 1, 2007.
Clair J. Lensing, president and chief executive officer of Security State Bank in Waverly, Iowa. Mr. Lensing was re-elected to a four-year Member Directorship term for the state of Iowa. Mr. Lensing has served on the Board of Directors since January 1, 2004.
Chris D. Grimm, president of Iowa State Bank in Wapello, Iowa. Mr. Grimm was newly elected to a two-year Member Directorship term for the state of Iowa.

Labh S. Hira, Ph.D., Dean of the College of Business at Iowa State University in Ames, Iowa, was elected to a four-year Independent Directorship term. Dr. Hira has served on the Board of Directors since May 14, 2007.
John H. Robinson, chairman of Hamilton Ventures, LLC in Kansas City, Missouri, was elected to a two-year Independent Directorship term. Mr. Robinson has served on the Board of Directors since May 14, 2007.
For further details of the results of the director elections, including the number of votes cast for, against or withheld, as well as the number of abstentions, see Item 5.02 of our current reports on Form 8-K filed with the SEC on November 12, 2009. See “Item 10. Directors, Executive Officers and Corporate Governance — Directors” for a list of directors at December 31, 2009, and for those whose terms will continue in 2010.
PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
Our Board is comprised of Member Directors elected by our member institutions on a state-by-state basis and Independent Directors elected by a plurality of our members. Prior to enactment of the Housing Act, our Independent Directors were appointed by the Finance Agency. Our Board currently includes nine Member Directors and seven Independent Directors, two of which serve as public interest directors. Under the FHLBank Act, the only matter submitted to shareholders for votes is the annual election of our Directors. The Housing Act required all of our Directors to be elected by our members. No member of our management may serve as a director of an FHLBank.

For terms beginning January 1, 2010, with the exception of terms shortened by the Finance Agency for staggering purposes, both Member and Independent Directors serve four-year terms. If any person has been elected to three consecutive full terms as a Member or Independent Director of our Board of Directors, the individual is not eligible for election to a Member or Independent Directorship for a term which begins earlier than two years after the expiration of the last expiring four-year term.
Member Directorships are allocated by the Finance Agency to the five states in our district and a member institution is eligible to participate in the election for the state in which it is located. Candidates for Member Directorships are not nominated by the Board. As provided for in the FHLBank Act, Member Directors are nominated by the members eligible to participate in the election in the relevant state. A member is entitled to cast, for each applicable Member Directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation. Under this limitation, the total number of votes that each member may cast is limited to the average number of shares of our capital stock that were required to be held by all members in that state as of the record date for voting. Under Finance Agency regulations no director, officer, employee, attorney or agent of the Bank (except in his/her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a Member Directorship.
Member Directors are required, by statute and regulation, to meet certain eligibility requirements to serve as a director. To qualify as a Member Director an individual must: (i) be an officer or director of a member institution in compliance with the minimum capital requirements established by its regulator and located in the state in which there is an open Directorship and (ii) be a U.S. citizen. We are not permitted to establish additional qualifications to define eligibility criteria for Member Directors or nominees. Because of the structure of FHLBank Member Director nominations and elections, we may not know what factors our member institutions considered in selecting Member Director nominees or electing Member Directors.

Independent Directors are nominated by our Board of Directors after consultation with our Affordable Housing Advisory Council, and then voted upon by all members within our five-state district. For each Independent Directorship, a member is entitled to cast the same number of votes as it would for a Member Directorship.
In order to be eligible to serve as an Independent Director on our Board, an individual must be a U.S. citizen and maintain a principal residence in a state in our district (or own or lease a residence in the district and be employed in the district). In addition, the individual may not be an officer of any FHLBank or a director, officer, or employee of any member institution or of any recipient of our advances. By Regulation, each public interest director must have more than four years of personal experience in representing consumer or community interests in banking services, credit needs, housing, or financial consumer protection. Each Independent Director, other than a public interest director, must have knowledge of, or experience in, financial management, auditing or accounting, risk management practices, derivatives, project development, organizational management, or the law.
On an annual basis, our Board of Directors performs a Board assessment that includes consideration of the directors’ backgrounds, expertise, qualifications, and other factors. Based in part on that assessment, the Board of Directors also annually reviews its Corporate Governance Principles, which include a statement of the skills and qualifications it desires on the Board. Furthermore, each director annually provides us a certification that the director continues to meet all applicable statutory and regulatory eligibility and qualification requirements. In connection with the election or appointment of an Independent Director, the Independent Director completes an application to serve on the Board of Directors. As a result of the annual Board assessment and as of the filing date of this Form 10-K, nothing has come to the attention of the Board or management to indicate that any of the current Board members do not continue to possess the necessary experience, qualifications, attributes, or skills expected of the directors that serve on our Board of Directors, as described in each director’s biography below.
Information regarding our current directors and executive officers is provided in the following sections. There are no family relationships among our directors or executive officers.

The table below shows membership information for the Bank’s Board of Directors at February 28, 2010:

				Expiration of
				Current Term As
		Member or		Director as of	Board
Director	Age	Independent	Director Since	December 31	Committees
Michael K. Guttau (chair)	63	Member	January 1, 2003	2012	a, c, e, f
Dale E. Oberkfell (vice chair)	54	Member	January 1, 2007	2013	a, b, e, g
Johnny A. Danos	70	Independent	May 14, 2007	2010	a, b, d, f
Gerald D. Eid	69	Independent	January 23, 2004	2010	b, d, f
Michael J. Finley	54	Member	January 1, 2005	2010	c, d, g
Van D. Fishback	63	Member	January 1, 2009	2012	c, e, f
David R. Frauenshuh	66	Independent	January 23, 2004	2010	b, e, g
Chris D. Grimm	51	Member	January 1, 2010	2013	c, d, g
Eric A. Hardmeyer	50	Member	January 1, 2008	2010	a, b, d, g
Labh S. Hira	61	Independent	May 14, 2007	2013	a, c, e, f
John F. Kennedy, Sr.	54	Independent	May 14, 2007	2012	b, d, g
Clair J. Lensing	75	Member	January 1, 2004	2013	b, d, g
Dennis A. Lind	59	Member	January 1, 2006	2011	a, c, e, f
Paula R. Meyer	55	Independent	May 14, 2007	2012	a, c, e, g
John H. Robinson	59	Independent	May 14, 2007	2013	b, d, f
Joseph C. Stewart III	40	Member	January 1, 2008	2010	c, e, f

a)	Executive and Governance Committee

b)	Audit Committee

c)	Risk Management Committee

d)	Mission, Member, and Housing Committee

e)	Finance and Planning Committee

f)	Human Resource and Compensation Committee (Compensation Committee)

g)	Business Operations and Technology Committee

The following describes the principal occupation, business experience, qualifications, and skills, among other matters of the 16 Directors who currently serve on our Board of Directors. Except as otherwise indicated, each Director has been engaged in the principal occupation indicated for at least the past five years.
Michael K. Guttau, the Board’s chair, has been with Treynor State Bank in Treynor, Iowa, since 1978 where he has served as president, chairman, and CEO. He has been actively involved with the American Bankers Association, Iowa Bankers Association, Community Bankers of Iowa, and served as the Iowa Superintendent of Banking from 1995 through 1999. He is co-chair of fundraising for Southwest Iowa Hospice and serves on the Good News Jail and Prison Ministry, and chair of Deaf Missions. He is also a board member and chair of the audit committee for the Southwest Iowa Renewable Energy ethanol plant. He served as the 2008-2009 chairman of the Council of FHLBanks, which is a non-profit trade association for the 12 FHLBanks located in Washington, D.C. He received the Allegiant Southwest Iowa Heritage Award for 2008. Mr. Guttau’s position as an officer of a member institution and his involvement in and knowledge of banking regulation and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. Mr. Guttau also serves as chair of the Executive and Governance Committee.
Dale E. Oberkfell, the Board’s vice chair, has served in a variety of banking positions during his nearly 30 years in the financial services industry. Since May 2005, Mr. Oberkfell has served as the president and chief operating officer of Reliance Bank in Des Peres, Missouri. He also currently serves as executive vice president and CFO of Reliance Bancshares, Inc. in Des Peres, Missouri, and as an executive officer of Reliance Bank, FSB in Fort Myers, Florida. Prior to joining Reliance Bank, Mr. Oberkfell was a partner at the Certified Public Accounting firm of Cummings, Oberkfell & Ristau, P.C. in St. Louis, Missouri. He is a licensed Certified Public Accountant and is active in the American Institute of Certified Public Accountants. He has held board positions for several organizations, including the West County YMCA, St. Louis Children’s Choir, and Young Audiences. Mr. Oberkfell’s position as an officer of a member institution and his involvement in and knowledge of finance, accounting, internal controls, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. Mr. Oberkfell also serves as vice chair of the Executive and Governance Committee and chair of the Business Operations and Technology Committee.
Johnny A. Danos is Director of Strategic Development for LWBJ Financial in West Des Moines, Iowa. Previously, Mr. Danos was president of the Greater Des Moines Community Foundation in Des Moines, Iowa. He is the retired managing partner of the accounting firm of KPMG located in Des Moines, Iowa and has 31 years of public accounting experience serving commercial, retail, and financial institutions. He serves on the board of directors of Casey’s General Stores and Wright Tree Service. Mr. Danos’ involvement and experience in auditing, accounting, and organizational management, as indicated by his background, support his qualifications to serve as an Independent Director on our Board of Directors. Mr. Danos also serves as chair of the Mission, Member, and Housing Committee.

Gerald D. Eid has served as CEO of Eid-Co Buildings, Inc. in Fargo, North Dakota, since 1973. A second-generation builder, Mr. Eid has been in the building business and licensed as a realtor for more than 30 years. Founded in 1951, Eid-Co Buildings, Inc. is one of the largest single-family home builders in North Dakota. Mr. Eid has served as a member of the North Dakota Housing Finance Agency Advisory Board since 1998 and is currently its chair. He also represented North Dakota on the executive committee of the National Association of Homebuilders. Mr. Eid’s involvement and experience in representing community interests in housing as well as housing finance, as indicated by his background, support Mr. Eid’s qualifications to serve as a public interest director on our Board of Directors.
Michael J. Finley has served since 1992 as president of Janesville State Bank in Janesville, Minnesota. Mr. Finley serves on the Political Action Committee Board of the Minnesota Bankers Association. He is a founding member of the Minnesota Financial Group, a peer group of 15 bankers founded in 1988. He is currently the vice chairman of the Janesville Economic Development Authority and president-elect of the Janesville Rotary Club. Mr. Finley’s position as an officer of a member institution and his involvement in and knowledge of financial management, audit, internal controls, and economic development, as indicated by his background, support Mr. Finley’s qualifications to serve on our Board of Directors. Mr. Finley also serves as the vice chair of the Risk Management Committee.
Van D. Fishback is vice chairman of First Bank & Trust in Brookings, South Dakota. Mr. Fishback joined First Bank & Trust in 1972 and has previously served as its president and CEO. Mr. Fishback currently serves as president and CEO of Fishback Financial Corporation, South Dakota’s largest privately held bank holding company. Mr. Fishback also serves as executive vice president of Van Tol Surety Company, Inc. Mr. Fishback is a licensed attorney and has been a member of the South Dakota bar since 1972. Mr. Fishback’s position as an officer of a member institution and his involvement in and knowledge of finance, community development, and the law, as indicated by his background, support Mr. Fishback’s qualifications to serve on our Board of Directors. Mr. Fishback also serves as vice chair of the Finance and Planning Committee.
David R. Frauenshuh has served since 1983 as CEO and owner of Frauenshuh Inc. headquartered in Bloomington, Minnesota. He also is chairman of Cornerstone Capital Investments, Frauenshuh/Sweeney, VeriSpace, and Fourteen Foods. Mr. Frauenshuh has more than 30 years of experience in commercial real estate with ownership interest in approximately 3.5 million square feet of real estate. He currently serves as treasurer of the Economic Club of Minnesota, and has been chair of the Children’s House based in Hawaii. He also serves on the Salvation Army National Advisory Board, Concordia University President’s Advisory Board, and the Minnesota Military Foundation. Mr. Frauenshuh served as chair of the 2001 Minnesota Prayer Breakfast and is a CEO committee member of The National Prayer Breakfast. Mr. Frauenshuh’s involvement and experience in finance, real estate, project development, and financial management, as indicated by his background, support Mr. Frauenshuh’s qualifications to serve as an Independent Director on our Board of Directors. Mr. Frauenshuh also serves as vice chair of the Audit Committee.

Chris D. Grimm joined Iowa State Bank as its President and CEO in 2001. Prior to accepting his current role at Iowa State Bank, Mr. Grimm held a number of positions unrelated to the financial services industry. Mr. Grimm’s position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support Mr. Grimm’s qualifications to serve on our Board of Directors.
Eric A. Hardmeyer joined the Bank of North Dakota in 1985 as a loan officer and served as senior vice president of lending before becoming president and CEO in 2001, a position he currently maintains. Mr. Hardmeyer is the past chairman of the North Dakota Bankers Association and also serves on the board of directors of the Bismarck-Mandan Chamber of Commerce, Bismarck YMCA, and the North Dakota Rural Development Council. Mr. Hardmeyer’s position as an officer of a member institution and his involvement in and knowledge of economic development and financial management, as indicated by his background, support Mr. Hardmeyer’s qualifications to serve on our Board of Directors. Mr. Hardmeyer also serves as the chair of the Audit Committee.
Labh S. Hira, Ph.D., is Dean of the College of Business at Iowa State University in Ames, Iowa. Dr. Hira has held a variety of positions at Iowa State University since 1982. He was an accounting professor, department chair, and associate dean before being named Dean of the College of Business in 2001. Dr. Hira’s involvement and experience in finance and accounting, as indicated by his background, support Dr. Hira’s qualifications to serve as an Independent Director on our Board of Directors. Dr. Hira also serves as chair of the Finance and Planning Committee.
John F. Kennedy, Sr. is senior vice president and CFO for the St. Louis Equity Fund, Inc. in St. Louis, Missouri which invests in decent affordable housing developments financed through corporate investment and in cooperation with local, state, and federal governments. Mr. Kennedy has been with the St. Louis Equity Fund since 1998 and has more than 30 years of experience in affordable housing development and financial/banking services. He is a CPA and managed the development of Tax Credit Manager, an internet database and reporting software. Mr. Kennedy’s involvement and experience in accounting, finance, and representing community interests in housing, as indicated by his background, support Mr. Kennedy’s qualifications to serve as a public interest director on our Board of Directors. Mr. Kennedy also serves as vice chair of the Business Operations and Technology Committee.

Clair J. Lensing has served as the president, CEO, and owner of Security State Bank in Waverly, Iowa, since 1999. He also owns the Citizens Savings Bank in Hawkeye, Iowa, and the Maynard Savings Bank in Maynard, Iowa. Previously he served as president and CEO of Farmers State Bank in Marion, Iowa and as a bank examiner with the Iowa Division of Banking. Mr. Lensing has served as president of the Iowa Bankers Association, chairman of the Board of Shazam Network, and board member of the Iowa Independent Bankers. He also has been active in numerous other professional, educational, and community organizations. Mr. Lensing’s position as an officer of a member institution and his involvement in and knowledge of economic development and financial management, as indicated by his background, support Mr. Lensing’s qualifications to serve on our Board of Directors. Mr. Lensing also serves as vice chair of the Mission, Member and Housing Committee.
Dennis A. Lind is the president of Midwest Bank Group, Incorporated, a bank holding company, and chairman of its subsidiary member bank, Midwest Bank, in Detroit Lakes, Minnesota. Mr. Lind has over 30 years of experience in banking, capital markets and investments. He previously served as senior vice president of The Marshall Group, Inc. in Minneapolis, Minnesota, and worked for 13 years at Norwest Bank (now Wells Fargo Bank) where he most recently held the position of executive vice president at Norwest Investment Services, Inc. Mr. Lind began his career in the Bond Department at First National Bank of Minneapolis, Minnesota (now US Bank). Mr. Lind’s position as an officer of a member institution and his involvement in and knowledge of investments, capital markets, and financial management, as indicated by his background, support Mr. Lind’s qualifications to serve on our Board of Directors. Mr. Lind also serves as chair of the Compensation Committee.
Paula R. Meyer has 30 years of experience in the financial services industry as a senior manager encompassing marketing, operations, and management of mutual funds, investments and insurance companies. She recently retired in 2006 as president of the mutual fund and certificate businesses at Ameriprise Financial and has focused on board service since 2007. Prior to that, Ms. Meyer was president of Piper Capital Management. Ms. Meyer also serves on the board of directors of Mutual of Omaha in Omaha, NE, First Command Financial Services in Fort Worth, Texas, and is board chair of Luther College in Decorah, Iowa. She is co-founder and director of Women Corporate Directors of Minneapolis/St. Paul, a professional association of women who serve on corporate boards. She founded and serves on the board of directors of Friends of Ngong Road, a non-profit organization dedicated to helping children in Nairobi, Kenya who have been affected by HIV/AIDS. Ms. Meyer’s involvement and experience in risk management, investments, marketing, and financial management, as indicated by her background, support Ms. Meyer’s qualifications to serve as an Independent Director on our Board of Directors. Ms. Meyer also serves as chair of the Risk Management Committee.

John H. Robinson is chairman of Hamilton Ventures, LLC, a consulting and investment company in Kansas City, Missouri. Mr. Robinson is an engineer with international experience as chairman of EPCglobal Ltd in Sheffield, England from 2003 to 2004 and executive director of Amey Plc in London, England from 2000 to 2002. He was managing partner and vice chairman of Black & Veatch, Inc. from 1989 to 2000. He serves on the board of directors of COMARK Building Systems, Olsson Associates, Alliance Resources MLP, and Coeur Precious Metals. Mr. Robinson’s involvement and experience in financial management, project development, and organizational management, as indicated by his background, support Mr. Robinson’s qualifications to serve as an Independent Director on our Board of Directors. Mr. Robinson also serves as vice chair of the Compensation Committee.
Joseph C. Stewart III has served since 2004 as chairman of the board of BancStar, Inc., a four bank holding company in Festus, Missouri, and as CEO and director of Bank Star in Pacific, Missouri, where he has worked in various capacities since 1994. In addition, Mr. Stewart also serves as CEO and director for Bank Star of the LeadBelt in Park Hills, Missouri, Bank Star One in Fulton, Missouri, and Bank Star of the BootHeel in Steele, Missouri. Mr. Stewart currently serves on the board of directors for the Missouri Independent Bankers Association as well as the government relations committee of the Missouri Bankers Association. Mr. Stewart’s position as an officer of a member institution and his involvement in and knowledge of finance, accounting, financial reporting, risk management, and financial management, as indicated by his background, support Mr. Stewart’s qualifications to serve on our Board of Directors.
Executive Officers
The following persons currently serve as executive officers of the Bank:

			Employee of the
Executive Officer	Age	Position Held	Bank Since
Richard S. Swanson	60	President and CEO	June 1, 2006
Edward J. McGreen	42	Executive Vice President and Chief Capital Markets Officer (CCMO)	November 8, 2004
Steven T. Schuler	58	Executive Vice President and CFO	September 18, 2006
Dusan Stojanovic	50	Executive Vice President and Chief Risk Officer (CRO)	August 17, 2008
Michael L. Wilson	53	Executive Vice President and Chief Business Officer (CBO)	August 21, 2006
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

Edward J. McGreen has been with the Bank since November 2004 and is currently serving as the Bank’s Executive Vice President and CCMO, a position he has held since July 2005. Mr. McGreen’s management responsibilities include treasury and portfolio strategy. Mr. McGreen joined the Bank as director of mortgage portfolio management. Prior to joining the Bank, Mr. McGreen held various finance and portfolio management positions at Fannie Mae from 1996 to 2001 and 2002 to 2004. From 2001 to 2002, Mr. McGreen was senior interest rate risk manager for GE Asset Management.
Steven T. Schuler has been with the Bank since September 2006 and is currently serving as the Bank’s Executive Vice President and CFO. Mr. Schuler has management responsibility for general accounting, external reporting, financial analysis and internal reporting, asset-liability and derivative accounting, accounting policy, accounting systems, business process management, and information technology. Mr. Schuler was CFO, treasurer, and secretary for Iowa Wireless Services from 2001 to 2006. In 1977 Mr. Schuler began a long career at Brenton Banks where he held a variety of positions eventually serving as the corporate senior vice president, CFO, secretary and treasurer until 2001 when Brenton Banks were acquired by Wells Fargo.
Dusan Stojanovic has been with the Bank since March 2008 and is currently serving as our Executive Vice President and CRO. Mr. Stojanovic has management responsibility for enterprise risk management, including credit risk, market risk, operational risk, and model validation. Mr. Stojanovic held a variety of positions of increasing responsibility with the Federal Reserve Bank of Chicago from 2006 to 2008, Federal Reserve Bank of Richmond from 2005 to 2006, and the Federal Reserve Bank of St. Louis from 1995 to 2003. From 2003 to 2004, Mr. Stojanovic served as the vice governor for banking supervision at the National Bank of Serbia.
Michael L. Wilson has been with the Bank since August 2006 and currently serves as the Bank’s Executive Vice President and CBO. Mr. Wilson’s management responsibilities include member-facing functions (including credit and mortgage sales, member financial services, and community investment), human resources, project management, and administration. Mr. Wilson currently serves as chair of the FHLBank MPF Governance Committee. Prior to joining the Bank, Mr. Wilson had served as senior executive vice president and COO of the FHLBank of Boston since August 1999, and had served in other senior leadership roles with the FHLBank of Boston since 1994.

Code of Ethics
We have adopted a Code of Ethics that sets forth the guiding principles and rules of conduct by which we operate and conduct our daily business with our customers, vendors, shareholders, and fellow employees. The Code of Ethics applies to all of our directors, officers, and employees. The purpose of the Code of Ethics is to promote honest and ethical conduct and compliance with the law, particularly as it relates to the maintenance of our financial books and records and the preparation of our financial statements. The Code of Ethics can be found on our website at www.fhlbdm.com. We disclose on our website any amendments to, or waivers of, the Code of Ethics. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC.
Audit Committee
The Audit Committee of the Board of Directors (i) directs senior management to maintain the reliability and integrity of the accounting policies and financial reporting and disclosure practices; (ii) reviews the basis for our financial statements and the external auditor’s opinion with respect to such statements; (iii) ensures that policies are in place that are reasonably designed to achieve disclosure and transparency regarding our financial performance and governance practices; and (iv) oversees the internal and external audit functions. The Audit Committee has adopted a charter outlining its roles and responsibilities, which is available on our website at www.fhlbdm.com. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC. The members of our Audit Committee for 2010 are Eric Hardmeyer (chair), David Frauenshuh (vice chair), Johnny Danos, Gerald Eid, Clair Lensing, Dale Oberkfell, John Robinson, and John Kennedy. The Audit Committee held a total of six in-person meetings and two telephonic meetings in 2009. As of February 28, 2010, the Audit Committee has held one in-person meeting and is scheduled to hold five additional in-person meetings and three telephonic meetings throughout the remainder of 2010.
Audit Committee Financial Expert
Our Board of Directors determined that the following members of its Audit Committee qualify as audit committee financial experts under Item 407(d)(5) of Regulation S-K: Eric Hardmeyer, Johnny Danos, and Dale Oberkfell. Refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence” for details on our director independence.

ITEM 11 — EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides information on our executive compensation and benefit programs for our named executive officers (Executives), who are listed in the “Summary Compensation Table” under this Item 11. Specifically, this CD&A describes our executive compensation philosophy and policies in 2009, and the elements of compensation that were paid to our Executives in 2009. It also describes the analysis undertaken by the Compensation Committee and the Board of Directors in recommending and approving compensation of the President in 2009, and the analysis of the President in determining and approving the compensation of our other Executives in 2009.
Compensation Philosophy
Our executive compensation philosophy is to provide a competitive total compensation package and to reward performance based on each Executive’s achievement of applicable objective Bank-wide goals, as well as individual goals that are aligned with our strategic business plan. We believe that in order to attract, retain, and motivate our Executives, we must provide a total compensation package that is appropriate within a competitive range of the market data of executive positions that the Compensation Committee has determined are similar to those of our Executives with reference to a benchmark group consisting of certain commercial and regional banks, mortgage banks, and the other 11 FHLBanks (Financial Services Industry Group). The Committee has determined that more emphasis should be placed on the FHLBank System and the regression analysis of asset and member sizes when reviewing the market data. In implementing this philosophy, we have structured the total compensation of our Executives to appropriately reward them based on their performance and contributions to the success of our business as primarily reflected by the achievement of Bank-wide goals and initiatives under our strategic business plan.

Human Resources and Compensation Committee
The primary responsibility of the Compensation Committee of the Board of Directors is to ensure that we meet our objectives of attracting, rewarding, and retaining a well-qualified executive workforce through structuring and evaluating appropriate total compensation opportunities and payouts for our Executives. In carrying out this responsibility, the Compensation Committee carefully considers, recommends, and approves all executive compensation plan designs, policies, and programs, including incentive opportunities, to ensure they are consistent with our strategic business plan and that support our compensation philosophy and objectives. The President, CBO, and the Director of Human Resources provide the Compensation Committee with a draft framework of the Bank-wide goals for their input and suggestions. The President, CBO, and Director of Human Resources then finalize the goals based on the Compensation Committee’s input and present them to the Compensation Committee for final approval. The Bank-wide goals are designed to align reward opportunities for the Executives with achievement of objectives under our strategic business plan. The Compensation Committee is also responsible for reviewing and recommending to the Board of Directors the employment and severance agreement for the President and for hiring and terminating outside advisors that assist the Compensation Committee with performing its duties. The Compensation Committee is also responsible for advising and making recommendations to the Board of Directors on the following:
•	The President’s total compensation based on Bank-wide performance, individual performance, and the Committee’s recommendations for his base salary and incentive compensation.
•	Payouts of incentive awards for all eligible employees upon the Compensation Committee’s review of Bank-wide performance relative to performance goals and targets established under the incentive plans.
•	Approval of recommendations for base salary and incentive compensation submitted by the President for the other Executives (effective February 2010).
•	Director compensation, including the annual director fee policy.
•	Employee compensation and policy issues including the Annual Incentive Plan (AIP), the Long-Term Incentive Plan (LTIP), and other benefits including our retirement plans and non-qualified plans.
Our vision is to be the preferred financial provider of our members in meeting housing and economic development needs of the communities we serve together. We strive to achieve our vision within an operating principle that balances the trade-off between attractively priced products, dividends, and maintaining adequate capital and retained earnings based on the Bank’s risk profile as well as to support safe and sound business operations. We attempt to accomplish this while requiring accountability for actual performance. Therefore, the Compensation Committee and the President have the discretion to adjust the total compensation of our Executives to above or below the competitive range of the market data when our performance and/or Executive performance warrants such an adjustment.

Overview of Executive Compensation
In 2009, we compensated our Executives through base salary, annual cash incentive awards, the opportunity for long-term incentive awards, and other benefits, including retirement benefits and perquisites.
Components of Executive Compensation Package
Base Salary
Base salary is a key component of our Executives’ total compensation package. The overall goal of this component is to achieve success in attracting and retaining the executive talent needed to execute our short- and long-term business strategies.
Until April 2009, the base salaries for the President, the CBO, and the former General Counsel/CRO (former General Counsel) were established primarily by their respective Employment Agreements, entered into when they joined the Bank in 2006 and 2007, that provided for guaranteed minimum base salary increases. The base salaries for the CFO and CCMO were determined by the President based on their performance and on market data for similar positions in the Financial Services Industry Group.
Effective April 2009, we entered into new Employment Agreements with the President, CBO, CFO, and CCMO. These new employment agreements establish a base salary for each Executive but do not include the minimum base salary increases provided in the President’s and CBO’s previous employment agreements with us. We did not enter into a new employment agreement with our former General Counsel due to the expiration of his employment agreement at the end of it’s initial term on June 30, 2009.
In July 2009, subsequent to the expiration of our employment agreement with the former General Counsel, the base salary for our new CRO was determined by the President based on market data for similar positions in the Financial Services Industry Group.
The President, CBO, CFO, CCMO and former General Counsel did not receive increases in base salary in 2009 from 2008 levels as a result of their own recommendations to maintain their 2008 base salary levels, as discussed in more detail under “Analysis Related to 2009 Compensation Decisions” in this Item 11.

Annual Incentive Plan
The AIP is a cash-based incentive plan designed to promote higher levels of performance through the involvement and participation of the Executives and other personnel in goals developed to implement and achieve the objectives of our strategic business plan. The AIP includes two components:
1.	Part I goals for 2009 were weighted in aggregate at 60 percent of the total AIP award opportunity for each Executive and were based on Bank-wide goals of a net income trigger, profitability measures, business with our members measures, and a risk management measure.
2.	Part II goals for 2009 were weighted in aggregate at 40 percent of the total AIP award opportunity for each Executive. For the President, Part II goals are established annually by the President and the Board of Directors. For each other Executive, Part II goals are established annually by the Executive and the President. In each case, Part II goals are based upon the strategic imperatives for which a particular Executive is responsible under our strategic business plan. Part II goals are qualitative in nature and their achievement is subjectively determined by the Board of Directors for the President and by the President for the other Executives in determining the payment of awards under the AIP.
Incentive award opportunities for each of the Executives under the AIP are established based upon the comparative data of the Financial Services Industry Group. The award opportunities range from 0 to 50 percent of base salary for the President; 0 to 40 percent of base salary for the CBO, CFO, and CCMO; and 0 to 30 percent of base salary for the CRO.
Long-Term Incentive Plan
The LTIP is a cash-based incentive plan that provides incentive awards for an Executive’s achievement over three-year rolling performance periods. Awards are determined based on (i) the AIP Part I and Part II goals and (ii) the demonstration of leadership competencies and of our shared values of positive engagement, collaboration, trust, excellence, agility, and pride. The first performance period began in 2008 and will end December 31, 2010, with payouts scheduled for March 2011. The second performance period of the plan is based on 2009 performance and is scheduled to be paid in 2012.
Award levels for each of the Executives under the LTIP are established based upon the comparative data of the Financial Services Industry Group as a part of an Executive’s opportunity for competitive total compensation. The award opportunities for the LTIP range from 0 to 37.5 percent of base salary for the President, 0 to 30 percent of base salary for the CBO, CFO, and CCMO, and 0 to 22.5 percent of base salary for the CRO.

Retirement Benefits
We maintain a comprehensive retirement program for our Executives comprised of the Defined Benefit Plan (DB Plan) and the Pentegra Defined Contribution Plan for Financial Institutions (DC Plan).
In 1994, in response to federal legislation which imposed restrictions on the pension benefits payable to its Executives, we established a third retirement plan entitled the Benefit Equalization Plan (BEP), which was amended and restated in November 2008 in order to bring the BEP into compliance with IRS Code Section 409A. The BEP is a non-qualified plan available to the Executives that restores the pension benefits an Executive is restricted from receiving (due to the limitations imposed by the Internal Revenue Service (IRS)) on the benefits received from or contributions made to our two qualified pension plans.
Executive Perquisites
Perquisites are a de minimis element of total compensation and as such are provided to Executives as a convenience associated with their overall duties and responsibilities. In 2009, we provided the President with a monthly automobile allowance, the CRO with relocation assistance, and certain of the Executives with financial planning assistance.
Finance Agency Oversight — Executive Compensation
Section 1113 of the Housing Act amended the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (the Housing Enterprises Act) and requires the Director of the Finance Agency to prohibit any FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. On June 5, 2009, the Finance Agency published a proposed regulation designed to implement these statutory requirements. The proposed regulation covers compensation payable to members of an FHLBank’s senior executive team and defines reasonable and comparable compensation. “Reasonable” compensation, taken in total or in part, would be customary and appropriate for the position based on a review of the relevant factors. These factors include the unique duties and responsibilities of the executive’s position. “Comparable” compensation, taken in total or in part, does not materially exceed benefits paid at similar institutions for similar duties and responsibilities. Comparable benefit levels are considered to be at or below the median compensation for a given position at similar institutions (i.e., those institutions that are similar in size, complexity and function). In addition, under the proposed regulation, the Director would have authority to approve certain compensation and termination benefits.

On October 27, 2009, the Finance Agency issued an advisory bulletin establishing certain principles for executive compensation at the FHLBanks and the Office of Finance. These principles include that: (i) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (ii) such compensation should be consistent with sound risk management and preservation of the par value of FHLBank capital stock; (iii) a significant percentage of an executive’s incentive based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (iv) the Board of Directors should promote accountability and transparency in the process of setting compensation.
As part of its January 2010 telephonic meeting and the February 2010 meeting, the Compensation Committee reviewed base salary and incentive compensation information, focusing on the other 11 FHLBanks. Based on that review, the Compensation Committee believes the compensation payable to our Executives is reasonable and comparable to that paid within the FHLBank System.
Beginning in November of 2008, the FHLBanks were directed to provide all compensation actions affecting their five most highly compensated officers to the Finance Agency for prior review. Accordingly, following our Board of Directors’ February 2010 meeting, we submitted the amounts of annual incentive awards and long-term incentive awards to the Finance Agency for its review, along with 2010 merit increases to base salaries for the Executives. The Finance Agency review period expires on March 22, 2010 and we have not received an objection to the amounts of annual incentive awards, long-term incentive awards, and merit increases at the time of this filing.
Analysis Related to 2009 Compensation Decisions
The President would approve annual base salary increases for the other Executives based on a number of factors including: (i) each Executive’s individual performance and contribution to the achievement of our strategic business plan and other leadership responsibilities; (ii) our achievement of overall Bank-wide goals for the calendar year; and (iii) an assessment of whether the current base salary remains competitive. However, in February 2009 the President, CBO, CFO, CCMO, and former General Counsel recommended to the Compensation Committee that they not receive any increases in base salary in 2009. This recommendation was made as a result of the uncertain economic conditions that faced the banking industry at the beginning of 2009.
Therefore, despite the Compensation Committee and Board approvals in October 2008 of a budget for the provision of merit increases Bank-wide averaging four percent for 2009, the Executives suggested that their base salaries remain unchanged for 2009. Consequently, the Board approved the Compensation Committee’s recommendation of no merit increase for the President and the President approved the other Executive’s requests of no merit increase in 2009. In 2009, each Executive received the same respective base salaries paid in 2008.

In November 2009, the Compensation Committee requested its independent compensation consultant, Towers Perrin (now Towers Watson, and further referenced in this Item 11 as Towers Watson), to provide a review of our compensation programs (primarily our AIP and LTIP) from a risk perspective. This risk assessment included a review of the oversight of our pay programs, the incorporation of risk measures into our pay philosophy, the balance in the mix of pay between base, annual and long-term incentives, and the Bank-wide and individual performance goals. The risk assessment also considered the design of our AIP and LTIP, the metrics used to measure performance, and our overall governance processes involving executive compensation. Based on this risk assessment, the Compensation Committee believes we took a conservative approach to executive compensation and do not have high risk factors in our executive compensation design that would encourage excessive risk taking. We will consider future enhancements to our executive compensation plan designs based on this review by Towers Watson.
Use of Benchmarks
In striving to meet our objective to attract and retain executive talent, total compensation in 2009 for each Executive was analyzed as to its competitive position within a range of total compensation paid to executives determined to be in similar positions in the identified benchmark group, the Financial Services Industry Group. However, as appropriate and at the discretion of the Compensation Committee and/or the President, we may pay above or below the competitive range of the compensation data based on the experience and performance of the Executives and our overall performance during the year.
As part of their consultation services to the Compensation Committee, Towers Watson analyzed the comparative position of the total compensation of the Executives, utilizing data from McLagan Partners, a nationally recognized compensation consulting firm within the financial services industry. In addition, Towers Watson completed an in-depth regression analysis of the Executive’s compensation based on our asset size and member size compared to the FHLBank System.
The compensation data analyzed represented a composite of resources from McLagan Partners for executive positions determined to be comparable to, and representative of realistic employment opportunities for our Executives. This benchmark data considered, specifically, the Executive’s management role, decision making capacity, and the scope of the functions for which the Executive is responsible. For example, our Executives are required to have the depth of knowledge and experience that is required of those serving organizations within the Financial Services Industry Group, however, our focus is narrower due to our smaller size than many of the organizations in this group. Therefore, total compensation for our President was compared to that of a subsidiary or division President at larger financial services organizations. In analyzing the compensation data and the regression analysis, the Compensation Committee determined that targeting total compensation for our Executives within a competitive range of the Financial Services Industry Group, with an emphasis on the FHLBank System, would facilitate our objectives to fairly compensate and retain our Executives.

The Compensation Committee used this comparable data as a guideline for evaluating the President’s salary and incentive pay in 2009. The President also used this comparable data for determining the salary and incentive pay recommendations for the other Executives in 2009. Although the Compensation Committee and President undertook this benchmarking analysis in 2009 in order to determine the competitive pay position for total compensation of the Executives, the ultimate decision for appropriate base salaries of the Executives in 2009 was not affected by this analysis due to the decision to make no changes in 2009 base salaries for the Executives as discussed above.
A representative list of peer companies, other than the other FHLBanks, that were used in the Financial Services Industry Group from the McLagan Market Survey data is set forth below.

American Home Mortgage	Aviva Investors
Aegon USA Realty Advisors	AIG
Allstate Investments, LLC	Allstate Investments, LLC
American Capital	Ameriprise Financial, Inc.
AXA Investment Managers	B.F. Saul Mortgage
Bank of America	BMO Financial Group
Babson Capital Management LLC	Bloomberg
CIBC World Markets	The CIT Group
Citigroup	Carval Investors
Discover Financial Group	Fannie Mae
Fidelity Investments	Fortis Financial Services LLC
Freddie Mac	Fiserv
The Hartford	HSBC Global Banking and Markets
Harvard Management Company, Inc.	ING Mortgage
ING	Invesco Ltd.
ING Investment Management	JP Morgan
Johnson Financial Group, Inc.	JP Morgan Chase
Legg Mason & Co., LLC	LPL Financial Services
McGladrey Capital Markets	Metropolitan Life Insurance Company
Marshall & Ilsley Corporation	The Northern Trust Corporation
Northwestern Mutual Life Insurance	Piper Jaffray
Prudential Financial	Saxon Mortgage
Schroder Investment Management	Charles Schwab & Co., Inc.
SVB Financial Group	State Street Bank & Trust Company
TD Securities	TIAA-CREF
TD Ameritrade	Universal American Mortgage Co, LLC
The Vanguard Group, Inc	Wachovia Corporation
Wells Fargo Bank	Western Asset Management Company

Establishment of Pay Targets and Ranges
AIP and LTIP pay targets established for each Executive take into consideration total compensation practices (base salary, annual incentives, long-term incentives, and benefits) of the Financial Services Industry Group with emphasis placed on the FHLBank System regression analysis. Each Executive is assigned target award opportunities, stated as percentages of base salary, under the AIP and the LTIP. The target award opportunities correspond to determinations made by the Compensation Committee and the President on each Executive’s level of responsibility and ability to contribute to and influence our overall performance. Awards are paid to the Executives based upon the achievement level of Bank-wide Part I goals and upon a subjective determination by the Compensation Committee for the President and by the President for the other Executives regarding individual performance, achievement of Part II individual and/or departmental team goals and other leadership competencies.
The incentive compensation award opportunities under the AIP and LTIP for each Executive for 2009 were a percent of base salary as follows:

		Threshold	Target	Maximum
	Incentive	percent of	percent of	percent of
Executive	Plan	base salary	base salary	base salary

President	AIP	25%	37.5%	50%
	LTIP	12.5%	25%	37.5%
CBO, CFO, CCMO	AIP	20%	30%	40%
	LTIP	10%	20%	30%
CRO	AIP	20%	25%	30%
	LTIP	7.5%	15%	22.5%
LTIP awards earned and granted for 2009 will be payable in the first quarter of 2012 in accordance with the terms of the LTIP.
Establishment of Performance Measures
In April 2009, the Compensation Committee and the Board of Directors approved the following Part I Bank-wide goals:
•	Net Income trigger;
•	Profitability measured by the spread between adjusted return on capital stock and average 3-month LIBOR for 2009;
•	Business with our Members measured by member borrowing penetration, member product usage index, business with relatively inactive “core” members, and customer satisfaction; and
•	Risk Management measured by (i) a finding of no material weaknesses or significant deficiencies for 2009 upon analysis of our internal control over financial reporting and (ii) a determination by our Board concerning the overall quality of our risk management.

The Part I goals and measurements for profitability, business with our members, and risk management were established in alignment with our 2009 strategic business plan and strategic imperatives, current and anticipated market conditions, and 2008 performance results. Each goal was assigned a weighting factor and included a threshold, target, and maximum level of performance.
Due to the economic uncertainties at the time, a net income trigger of $30 million was added for 2009, based on a level of income that would ensure stable retained earnings, a sustainable dividend equal to or above the average three-month LIBOR rate for the covered period, and a contribution to our affordable housing program.
Achievement of the Net Income Trigger goal was a prerequisite for a payout under the Profitability goal in Part I for the Executives. If the Net Income Trigger was not achieved, the Executives would not receive payouts for the Profitability goal or for Part II goals, but the Executives would remain eligible for payouts under the Business with Members and Risk Management goals.
On a regular basis, in 2009 management provided an update to the Compensation Committee on the status of performance relative to Bank-wide goals. In August 2009, the President, CBO, and Human Resources Director recommended and the Compensation Committee approved changes to the Bank-wide goals as a result of changing conditions in the marketplace and our year-to-date performance on established goals. The changes, which increased the profitability target and placed greater weight on risk management, included:
•	Modifying the definition “Adjusted return on Capital Stock” for the Profitability goal so that it better approximates our core earnings.
•	Increasing the Threshold/Target/Maximum achievement levels for the Profitability goal from zero/50/100 basis points to 50/250/400 basis points.
•	Reducing the overall weight on the “Business with Members” goal from 50 percent to 40 percent.
•	Increasing the overall weight on the “Risk Management” goal from 20 percent to 30 percent.
•	Simplifying the measurement of the Risk Management goal related to internal controls so that it is determined solely by whether or not we had a significant deficiency or material weakness for fiscal year 2009. The weight on this goal increased from 5 percent to 15 percent.
When establishing the Part I AIP performance goals, the Compensation Committee and the Board of Directors anticipates that we will successfully achieve the target level of performance. The target level is aligned with the overall strategic business plan and is expected to be reasonably achievable. The maximum level provides a goal that is anticipated to be more challenging to reach, based on the previous year’s performance results and current market conditions. The Part I incentive awards are paid based on the actual results achieved by the Bank. For calendar year 2009, we achieved an overall level of performance on Part I performance goals at 114 percent of the target achievement level.

The following table provides the revised 2009 AIP and LTIP Bank-wide goals approved by the Board of Directors in August 2009 and our performance results for 2009:

					Results
					And
					Achievement
Bankwide Goals	Weight	Threshold	Target	Maximum	Level

Net Income Trigger
GAAP Net Income in Millions of Dollars	NA	$30.0	NA	NA	$145.9 (Trigger met)

Profitability (30% Total Weight)
Spread Between Adjusted Return on Capital Stock and Average 3-month LIBOR for the year	30%	0.50%	2.50%	4.00%	5.38% (Maximum)

Business with Members (40% Total Weight)
Member Borrowing Penetration	10%	73.0%	76.5%	80%	75.4% (Threshold)
Member Product Usage Index (“Touch Points”)	10%	1.50	1.60	1.70	1.66 (Target)
Business with Relatively Inactive “Core” Members	10%	2.3%	2.4%	2.6%	2.73% (Maximum)
Customer Satisfaction	10%	At least 85%	At lease 88%	92% or more	93% or more
		“satisfied”	“satisfied”	“satisfied”	“satisfied” with
				with 71% or more	68% or more
				“very satisfied”	“very satisfied”
					(Target)

Risk Management (30% Total Weight)
SOX 404 Status: No Material Weaknesses or Significant Deficiencies for fiscal year 2009	15%	If there is no material weakness or significant deficiency, payout on this goal will be at “target”, otherwise there will be no payout on this goal.			Target
Overall Quality of Risk Management	15%	As Determined by the Board of Director’s			Target
		Risk Management Committee
AIP and LTIP Part II Performance Goals
Part II AIP performance goals for each Executive are established by the Executive and the President based on the strategic imperatives and action steps outlined in the strategic business plan for which each Executive is responsible. Each Executive has primary responsibility for setting, implementing, executing, and achieving the action items associated with one or more strategic imperatives as outlined in the strategic business plan. Performance ratings for the Executives are based on their contribution and accomplishment of the strategic imperatives, the Bank-wide goals, additional leadership responsibilities and their overall job performance.

The 2009 to 2011 strategic business plan was approved by the Board of Directors in December 2008 and included the following strategic imperatives for which strategies and actions steps were developed that formed the basis for Part II goals:
1.	Deliver Member Value

2.	Seek and Sustain Operational Excellence

3.	Manage Risk Prudently in a Dynamic, Volatile Market

4.	Ensure a Sustainable Business Model

5.	Lead Effectively and Communicate Strategically Within the Bank and the FHLBank System
The Part II AIP performance goals for the President are established by the President and the Board of Directors in a similar manner as outlined above for the other four Executives. As stated above for each Executive, the President also has responsibility for setting, implementing, executing, and achieving the action items associated with one or more strategic imperatives as well as the overall strategic business plan. Performance ratings for the President are based on his contribution and accomplishment of the strategic imperatives, the Bank-wide goals, leadership responsibilities, and his overall job performance.
2009 AIP and LTIP Performance Results
In February 2010, the Compensation Committee reviewed results of the annual performance evaluation of the President conducted by the Board of Directors. Based on this review, the Compensation Committee determined the President had exceeded expectations on the strategic imperatives and overall job performance goals established for Part II of the AIP. In conjunction with the Bank’s achievement of Part I performance goals under the AIP at 114 percent of target, the Compensation Committee awarded the President the amounts identified in the chart below.
In February 2010, the President reviewed the performance of each of the other four Executives with the Compensation Committee. The President determined that each of the other Executives had exceeded expectations on their respective strategic imperatives and job performance goals established for Part II of the AIP. In conjunction with the Bank’s achievement of Part I performance goals under the AIP at 114 percent of target, the Compensation Committee awarded each Executive the amounts identified in the chart below.

			Percent of Base
Title	AIP Award		Salary
President	$255,348		43.7%
CBO	$133,275		34.2%
CRO	$65,488		27.3%
CFO	$99,327		33.8%
CCMO	$154,512	[1]	52.6%

[1]	Includes an additional $50,000 discretionary award described as follows.

An additional one-time discretionary award was granted to the CCMO for his significant contribution prior to 2009 to the quality of our investment portfolio by consistently recommending that we not purchase private label MBS. Private label MBS have resulted in OTTI at most FHLBanks, in some cases with significant adverse financial impact. During this period when other FHLBanks were investing in these securities, the CCMO was a consistent voice of caution advocating that we not purchase these investments. The Committee had initially approved a discretionary bonus award for the CCMO in early 2009. However, since economic conditions were uncertain at that time and no salary increases were taken by the Executives, this discretionary bonus award was deferred until the end of the 2009 performance year when the success of the Bank in dealing with the difficult economic environment could be fully assessed. This additional discretionary award was approved at the February 2010 Board of Directors meeting in the amount of $100 thousand and payable as follows:
•	$50 thousand payable as an addition to the regular AIP award for 2009; and
•	$50 thousand deferred for three years and payable in March 2012 in accordance with the 2009 LTIP Plan Document.
We submitted information concerning this one-time discretionary award to the Finance Agency for its review. We have not yet received a response from the Finance Agency.
Under the Bank’s LTIP, the Executives, including the President, were awarded incentives for 2009 based on our Bank-wide performance and each Executives’ individual performance against their individual goals. The following LTIP awards were approved for the President and the other Executives:

			Percent of Base
Title	LTIP Award		Salary
President	$185,256		31.7%
CBO	$92,195		23.6%
CRO	$35,059		14.6%
CFO	$68,740		23.4%
CCMO	$122,220	[1]	41.6%

[1]	Includes the additional $50,000 discretionary award deferred for three years as previously discussed.

The first LTIP award was granted in February 2009 for the 2008 to 2010 performance period and will be paid in March 2011 subject to satisfaction of the conditions under the Plan as described at “Grants of Plan Based Awards Table” in this Item 11. In February 2010, the Compensation Committee approved the LTIP awards for the 2009 to 2011 performance period for the President and the other Executives. These awards are payable to the Executives in March 2012 subject to the terms of the LTIP.
Compensation Committee Report
The Compensation Committee of the Board of Directors furnished the following report for inclusion in this annual report on Form 10-K:
The Compensation Committee has reviewed and discussed the 2009 Compensation Discussion and Analysis set forth above with the Bank’s management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K. The Compensation Committee includes the following individuals:
2010 Human Resources and Compensation Committee
Dennis A. Lind, Chair
John H. Robinson, Vice Chair
Johnny A. Danos
Gerald D. Eid
Van D. Fishback
Michael K. Guttau
Labh S. Hira, Ph.D.
Joseph C. Stewart III

Summary Compensation Table
The following table provides compensation information for the year ended December 31, 2009, 2008, and 2007 for our 2009 “named executive officers,” as that term is defined in Item 402(a)(3) of Regulation S-K, comprised of our President, CFO, CCMO, CBO, CRO, and former General Counsel.

Summary Compensation Table
						Changes in
						Pension Value
						and
						Nonqualified
					Non-Equity	Deferred
Name and Principal					Incentive Plan	Compensation	All Other
Position	Year	Salary		Bonus	Compensation [1]	Earnings[2]	Compensation[1]	Total
Richard S. Swanson,	2009	$584,100		—	$440,604	$234,000	$46,624	$1,305,328
President and Chief	2008	$584,100		—	$416,172	$182,000	$41,627	$1,223,899
Executive Officer	2007	$561,600		—	$278,460	$69,000	$227,638	$1,136,698

Steven T. Schuler,	2009	$294,100	[4]	—	$168,067	$102,000	$14,763	$578,930
Chief Financial	2008	$285,933		—	$167,049	$68,000	$11,825	$532,807
Officer	2007	$244,250		—	$97,223	$10,000	$3,913	$355,386

Edward J. McGreen,	2009	$293,900	[4]	—	$276,732	$64,000	$23,231	$657,863
Chief Capital	2008	$292,017		—	$166,935	$38,000	$18,008	$514,960
Markets Officer	2007	$281,467		$3,978	$100,794	$18,000	$9,151	$413,390

Dusan Stojanovic,	2009	$220,667		—	$100,547	$26,000	$35,587	$382,801
Chief Risk Officer[3]

Michael L. Wilson,	2009	$390,000		—	$225,470	$213,000	$31,397	$859,867
Chief Business	2008	$390,000		—	$223,080	$126,000	$32,105	$771,185
Officer	2007	$375,000		—	$148,750	$72,000	$93,870	$689,620

Nicholas J. Spaeth,	2009	$171,600		—	—	$14,000	$269,298	$454,898
Former General	2008	$343,200		—	$192,878	$53,000	$12,591	$601,669
Counsel and Chief	2007	$220,000		$66,000	$12,467	—	$12,793	$311,260
Risk Officer

[1]	The components of these columns for 2009 are provided in the tables that follow.

[2]	Represents change in value of pension benefits only. All returns on non-qualified deferred compensation are at the market rate.

[3]	Mr. Stojanovic was promoted to the position of Chief Risk Officer on July 1, 2009 with an annual salary of $240,000 as of that date. Previously he served as the Bank’s Financial Risk Officer.

[4]	While the Executives received no salary increases in 2009, the increase shown in salary from 2008 to 2009 reflects the 2008 merit increase which was effective March 1, 2008 through March 1, 2009.

Components of 2009 Non-Equity Incentive Plan Compensation

	Annual Incentive		Long Term
Name	Plan		Incentive Plan
Richard Swanson	$255,348		$185,256
Steven Schuler	$99,327		$68,740
Edward McGreen	$154,512	[1]	$122,220	[2]
Dusan Stojanovic	$65,488		$35,059
Michael Wilson	$133,275		$92,195

[1]	Includes the additional $50,000 discretionary award under the AIP as previously discussed.

[2]	Includes the additional $50,000 discretionary award deferred for three years as previously discussed.
Components of 2009 All Other Compensation

	Bank Contributions
	to Vested
	Defined Contribution Plans
		Non-qualified
		Deferred
	401(k)/Thrift	Compensation	Car	Financial	Relocation	Release
Name	Plan	Plan (BEP)	Allowance	Planning	Assistance	Consideration
Richard Swanson	$7,593	$26,531	$9,000	$3,500	$—	$—
Steven Schuler	$8,346	$6,417	$—	$—	$—	$—
Edward McGreen	$11,247	$11,984	$—	$—	$—	$—
Dusan Stojanovic	$—	$982	$—	$—	$34,605	$—
Michael Wilson	$14,309	$17,088	$—	$—	$—	$—
Nicholas Spaeth	$4,839	$309	$—	$1,750	$—	$262,400	[1]

[1]	Includes $257,400 in cash and $5,000 in out-placement services.
The following table provides estimated potential payouts under the Bank’s AIP and LTIP of non-equity incentive plan awards:

2009 Grants of Plan-Based Awards
		Estimated Potential Payouts Under
		Non-Equity Incentive Plan
Name	Plan	Threshold	Target	Maximum
Richard S. Swanson	AIP	$146,025	$219,038	$292,050
	LTIP	$73,013	$146,025	$219,038
Steven T. Schuler	AIP	$58,820	$88,230	$117,640
	LTIP	$29,410	$58,820	$88,230
Edward J. McGreen	AIP	$58,780	$88,170	$117,560
	LTIP	$29,390	$58,780	$88,170
Dusan Stojanovic	AIP	$48,000	$60,000	$72,000
	LTIP	$15,000	$30,000	$45,000
Michael L. Wilson	AIP	$78,000	$117,000	$156,000
	LTIP	$39,000	$78,000	$117,000

Refer to the discussion of AIP and LTIP under “2009 AIP and LTIP Performance Results” in this Item 11 for additional information on the levels of awards under each plan. Actual award amounts granted for the year ended December 31, 2009 are included in the non-equity incentive plan compensation column under the “Summary Compensation Table” in this Item 11.
The payouts of AIP awards are subject to the Executives achieving a performance level of “meets expectations” or higher evaluation subjectively determined by the Compensation Committee or President, as applicable, and must not be subject to any disciplinary action or probationary status at the time of payout. Furthermore, if an Executive fails to comply with regulatory requirements or standards, internal control standards, the standards of his profession, any internal Bank standard, or fails to perform responsibilities assigned under the Bank’s strategic business plan, the Compensation Committee may determine the Executive is not eligible to receive part or all of any payout depending on the severity of the failure, as determined by the Compensation Committee.
Under the LTIP, the Compensation Committee may determine an Executive is not eligible to receive part or all of any payout depending on the severity of the following: if an Executive (i) for any Plan Year during a Performance Period has not achieved a performance level of “meets expectations” or higher evaluation of overall performance; (ii) has not achieved a “meets expectations” or higher evaluation of overall performance at the time of payout; (iii) is subject to any disciplinary action or probationary status at the time of payout; or (iv) fails to comply with regulatory requirements or standards, internal control standards, the standards of his profession, any internal standard, or fails to perform responsibilities assigned under our strategic business plan.
Employment Agreements
Until April 2009, the terms of employment for the President, CBO, and former General Counsel were set forth in Employment Agreements entered into when they were recruited to the Bank. These Employment Agreements included an annual guaranteed minimum increase of four percent of base salary for each of the President, CBO, and former General Counsel. The Employment Agreements with the President and CBO were superseded and replaced by new Employment Agreements on April 17, 2009. The former General Counsel’s Employment Agreement expired at the end of its initial term on June 30, 2009, and we did not enter into a new agreement with him.
In addition to entering into new Employment Agreements with the President and CBO, we also entered into Employment Agreements with the CFO and the CCMO. These agreements became effective on April 17, 2009. The CFO and CCMO did not have Employment Agreements prior to April 2009, however they were subject to separate management agreements.
Each respective Employment Agreement provides that either we or the Executive may terminate the agreement for any reason other than for good reason or cause on 90 days written notice to the other party.

Each of the Employment Agreements provides that we shall initially pay each Executive an annualized base salary of not less than the amount set forth in the respective agreement and that each Executive’s salary is subject to annual review. However, each Executive’s salary may only be adjusted upward from the 2009 salary as a result of such review and may not be adjusted downward unless as part of a nondiscriminatory cost reduction plan applicable to our total compensation budget.
Additionally, the respective agreements provide that each Executive is entitled to participate in the AIP and the LTIP. Each agreement provides that the incentive targets for the AIP and LTIP are to be established by the Bank’s Board of Directors and that the target for the AIP shall not be set lower than the designated percentage of base salary set forth in the Agreement unless such reduced target is part of a nondiscriminatory cost reduction plan applicable to our total compensation budget. The agreements further provide that each Executive is entitled to participate in the BEP, and in all pension, 401(k), and similar benefit plans that we offer.
The following sets out the material terms of each Employment Agreement with our Executives that are in addition to those terms previously discussed:
Richard S. Swanson Employment Agreement. Mr. Swanson’s Employment Agreement provides that we shall pay an annualized base salary of not less than $584,100 in 2009 and also establishes a BEP that provides, beginning June 1, 2009, comparable benefits to Mr. Swanson as if he were fully vested under our pension plan.
Mr. Swanson’s Employment Agreement also provides that incentive targets and maximums under the AIP and LTIP are set by the Board and may increase or decrease based upon market data and/or other studies we and the Board conduct, but in no event shall Mr. Swanson’s target under our AIP be set lower than 37.5 percent of base salary unless as part of a nondiscriminatory cost reduction plan applicable to our total compensation budget.
Michael L. Wilson Employment Agreement. Mr. Wilson’s Employment Agreement provides that we shall pay an annualized base salary of not less than $390,000 in 2009.
Mr. Wilson’s Employment Agreement also provides that incentive targets and maximums are set by the Board and may increase or decrease based upon market data and/or other studies we and the Board conduct, but in no event shall Mr. Wilson’s target under our AIP be set lower than 30 percent of base salary unless as part of a nondiscriminatory cost reduction plan applicable to our total compensation budget.
Steven T. Schuler Employment Agreement. Mr. Schuler’s Employment Agreement provides that we shall pay an annualized base salary of not less than $294,100 in 2009.

Mr. Schuler’s Employment Agreement also provides that incentive targets and maximums are set by the Board and may increase or decrease based upon market data and/or other studies we and the Board conduct, but in no event shall Mr. Schuler’s target under our AIP be set lower than 30 percent of base salary unless as part of a nondiscriminatory cost reduction plan applicable to our total compensation budget.
Edward J. McGreen Employment Agreement. Mr. McGreen’s Employment Agreement provides that we shall pay an annualized base salary of not less than $293,900 in 2009.
Mr. McGreen’s Employment Agreement also provides that incentive targets and maximums are set by the Board and may increase or decrease based upon market data and/or other studies we and the Board conduct, but in no event shall Mr. McGreen’s target under our AIP be set lower than 30 percent of base salary unless as part of a nondiscriminatory cost reduction plan applicable to our total compensation budget.
Nicholas J. Spaeth Employment Agreement and Agreement and General Release. On May 1, 2007, we entered into an Employment Agreement with Mr. Spaeth with an initial term beginning May 1, 2007 and extending through June 30, 2009. Under the terms of his Employment Agreement, the initial term would be automatically extended on July 1st of each year unless either we or Mr. Spaeth terminate such automatic extension by giving no less than 30 days written notice to the other prior to the end of the initial Period of Employment or any extension. We provided notice to Mr. Spaeth on May 1, 2009 that his Employment Agreement would expire at the end of its initial term on June 30, 2009.
Until the expiration of Mr. Spaeth’s Employment Agreement, he was entitled to participate in the AIP and in all pension, 401(k), and similar benefit plans we offer at terms generally applicable to our other Executives. In addition, Mr. Spaeth was entitled to participate in our BEP that provided retirement benefits comparable to the benefits he would have received under our defined benefit pension plan had its vesting schedule been as follows: on or after two years from the effective date, 50 percent vested; on or after three years from the effective date, 60 percent vested; on or after four years from the effective date, 80 percent vested. Therefore, Mr. Spaeth was 50 percent vested in his BEP retirement benefit as of June 30, 2009. The amounts included in the “Summary Compensation Table” for Mr. Spaeth in this Item 11, include $171,600 in base salary, $257,400 in Agreement and General Release provisions, $5,148 in Bank matching contribution to his 401(k), and $5,000 in outplacement services.

Retirement Benefits and Pension Plan Tables
We provide the following retirement benefits to our Executives.
Qualified Defined Benefit Plan
All employees who have met the eligibility requirements participate in our DB Plan, administered by Pentegra, which is a tax-qualified multiple-employer defined-benefit plan. The plan requires no employee contributions. All of our Executives participate in the DB Plan.
The pension benefits payable under the DB Plan are determined under a pre-established formula that provides a retirement benefit payable at age 65 or normal retirement under the DB Plan. The benefit formula is 2.25 percent per each year of the benefit service multiplied by the highest three consecutive years’ average compensation. Average compensation is defined as the total taxable compensation as reported on the IRS Form W-2. In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan. Upon termination of employment prior to age 65, participants meeting the five year vesting and age 55 early retirement eligibility criteria are entitled to an early retirement benefit. The regular form of retirement benefits provides a single life annuity, with a guaranteed 12-year payment, or additional payment options are also available. The benefits are not subject to offset for Social Security or any other retirement benefits received.
In November, 2008, the Compensation Committee approved an amendment to the salary definition under the DB Plan. This amendment excludes the LTIP from the existing definition of salary under the plan and became effective January 1, 2009.
Non-Qualified Defined Benefit Plan
The Executives are eligible to participate in the defined benefit component of our BEP (BEP DB Plan), an unfunded, non-qualified pension plan that mirrors the DB Plan.
In determining whether a restoration of retirement benefits is due an Executive, the BEP DB Plan utilizes the identical benefit formulas applicable to our DB Plan; however, the BEP DB Plan does not limit the annual earnings or benefits of the Executives. Rather, if the benefits payable from the DB Plan have been reduced or otherwise limited, the Executives’ lost benefits are payable under the terms of the BEP DB Plan. As a non-qualified plan, the benefits received from the BEP DB Plan do not receive the same tax treatment and funding protection as with our qualified plans. Payment options under the BEP DB Plan include a lump-sum distribution, annuity payments, or installment payment options.

The following table provides the present value of the current accrued benefits payable to the Executives upon retirement at age 65 from the DB Plan and the BEP DB Plan, and is calculated in accordance with the formula currently in effect for specified years-of-service and remuneration for participating in both plans. For pension plan purposes, prior membership in the Pentegra DB Plan is included in the Number of Years of Credited Service. Assets under the prior membership are transferred to the current plan. Prior service credit is not included in the Number of Years of Credited Service under the BEP DB plan. Prior service does allow for immediate enrollment in the plan. Our pension benefits do not include any reduction for a participant’s Social Security benefits. The vesting period for the pension plans are five years, however Mr. Swanson and Mr. Spaeth negotiated an accelerated vesting schedule of the BEP DB Plan. See “Note 17” of the Notes to Financial Statements for details regarding valuation method and assumptions.

2009 Pension Table
				Present Value of
		Number of Years		Accumulated
Name	Plan Name	of Credited Service		Benefit[1]
Richard S. Swanson	Pentegra DB Plan	2.58 yrs		$136,000
	BEP DB Plan	2.58 yrs		$349,000
Steven T. Schuler	Pentegra DB	2.25 yrs		$111,000
	BEP DB Plan	2.25 yrs		$69,000
Edward J. McGreen	Pentegra DB	4.08 yrs		$82,000
	BEP DB Plan	4.08 yrs		$57,000
Michael L. Wilson	Pentegra DB	14.92 yrs	[1]	$468,000
	BEP DB Plan	3.33 yrs		$150,000
Dusan Stojanovic	Pentegra DB	0.75 yrs		$24,000
	BEP DB Plan	0.75 yrs		$2,000
Nicholas Spaeth	Pentegra DB	1.20 yrs		$—
	BEP DB Plan	1.20 yrs		$67,000

[1]	Mr. Wilson has 3.33 years of credited service with the Bank and 11.59 years of prior service credit with the FHLBank of Boston under the Pentegra DB Plan.
Qualified Defined Contribution Plan
All employees who have met the eligibility requirements may elect to participate in our DC Plan, a retirement savings plan qualified under the Internal Revenue Code. We match employee contributions based on the length of service and the amount of employee contributions to the DC Plan. The matching contribution begins at three percent of eligible compensation upon completion of one year of employment and increases to four and a half percent of eligible compensation upon completion of three years of employment with a maximum of six percent of eligible compensation upon completion of five years of employment. Eligible compensation is defined as base salary.

In November 2008, the Compensation Committee approved an amendment to the DC Plan. The amendment authorizes employees to contribute up to 100 percent of their salary into the DC Plan.
Non-Qualified Defined Contribution Plan
The Executives are eligible to participate in the defined contribution component of the BEP (BEP DC Plan), a non-qualified defined contribution plan that mirrors the DC Plan. The BEP DC Plan ensures, among other things, that participants whose benefits under the DC Plan would otherwise be restricted by certain provisions of the Internal Revenue Code are able to make elective pretax deferrals and to receive a matching contribution relating to such deferrals. The investment returns credited to a participating Executive’s account are at the market rate for the selected investment. Aggregate earnings are calculated by subtracting the 2008 year end balance from the 2009 year end balance less the Executive’s and our contributions.

2009 Non-Qualified Deferred Compensation Table
	Executive	Registrant	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Balance
Name	In Last FY1	In Last FY2	In Last FY	At Last FY
Richard S. Swanson	$170,119	$23,145	$783	$358,743
Steven T. Schuler	$40,233	$5,194	$20,955	$99,269
Edward J. McGreen	$71,712	$7,580	$93,222	$392,934
Dusan Stojanovic	$—	$—	$—	$—
Michael L. Wilson	$36,005	$17,797	$25,800	$137,913
Nicholas Spaeth	$72,415	$4,036	$57,318	$247,469

[1]	These amounts are included in the Salary column of the “Summary Compensation Table” in this Item 11.

[2]	These amounts are included in the All Other Compensation column of the “Summary Compensation Table” in this Item 11.
Potential payments upon termination and change of control
Until April 2009, the President, CBO, and former General Counsel were operating under Employment Agreements that provided terms for termination of these Executives’ employment. The CFO and CCMO had Management Agreements that provided similar terms for termination.
Effective April 17, 2009, we entered into new Employment Agreements with the President, CBO, CFO, and CCMO. The former General Counsel’s Employment Agreement expired on June 30, 2009 and was not renewed or replaced. The following paragraphs set out the material terms relating to termination of each Executive and the compensation due to each upon termination under the current Employment Agreements.

For purposes of the discussion below regarding potential payments upon termination or change in control, the following are the definitions of “Cause,” “Disability,” and “Good Reason.” These definitions are summaries and each respective Employment Agreement between us and each Executive sets forth the relevant definition in full. Each Employment Agreement is available as an exhibit to the report on Form 8-K we filed on April 20, 2009. “Cause” generally means a felony conviction, a willful act committed in bad faith that materially impairs our business or goodwill, a willful act committed in bad faith that constitutes a continued failure to perform duties, or a willful violation of our Code of Ethics. “Disability” means the Executive’s inability, as the result of illness or incapacity, to substantially perform his duties with reasonable accommodation. “Good Reason” generally means an assignment of duties to an Executive that are inconsistent with his position, a material diminution in his duties or responsibilities, a reduction in his base salary, or annual and long-term bonus compensation, a material change in our geographic location, or a material breach of the employment agreement.
Each of the Employment Agreements provide for payments to a terminated Executive in two different scenarios. If an Executive’s employment is terminated by us for Cause, the Executive’s death or Disability, or by the Executive without Good Reason, the Executive is entitled to the following:
•	Base Salary through the date of termination
•	Accrued but unpaid AIP for any year prior to the year of termination
•	Accrued vacation through the date of termination
•	All other vested benefits under the terms of our employee benefit plans, subject to the terms of such plans.
If, however, the Executive’s employment is terminated by us without Cause, by the Executive for Good Reason, or as a result of a merger or change in control, the Executive is entitled to severance payments equal to a certain number times the Executive’s base salary as described for each Executive as follows:
•	One times the Executive’s target AIP award in effect for the calendar year in which the date of termination occurs.
•	The AIP award for the calendar year in which the date of termination occurs and prorated for the portion of the calendar year in which the Executive was employed.
•	The unpaid LTIP award for any Performance Period (as such term is defined under our LTIP) ending prior to the year in which the date of termination occurs.
•	A pro-rated LTIP award for any LTIP awards for which the Performance Period has not ended as of the date of termination.
•	COBRA-like benefits, provided that we will continue paying our portion of the medical and/or dental insurance premiums for the Executive for the one year period following the date of termination.

The AIP and LTIP awards would be paid at target for individual/team goals and based on the calendar year actual results for Bank-wide goals, and would be paid at the regular time that such payments are made to all employees enrolled in the plans. The base salary amount and the pro-rated amounts of the AIP and LTIP awards would be paid in lump sum within ten days following the Executive executing a release of claims against us, which would entitle him to the payments described.
The following sets forth the material terms of each Employment Agreement with our Executives that differ from the terms previously discussed.
Richard S. Swanson Employment Agreement. If Mr. Swanson’s employment is terminated by us without Cause, by Mr. Swanson for Good Reason, or as a result of a merger or change in control, Mr. Swanson is entitled to severance payments equal to two times his base salary, one year of AIP at target, earned but unpaid AIP, prorated share of LTIP if termination occurred from death, disability, normal retirement, or agreed upon retirement date, and medical and dental insurance premiums.
Assuming one or more of these triggering events for the receipt of severance payments occurred as of December 31, 2009, the total value of severance payable to Mr. Swanson would have been $1.8 million.
Michael L. Wilson Employment Agreement. If Mr. Wilson’s employment is terminated by us without Cause, by Mr. Wilson for Good Reason, or as a result of a merger or change in control, Mr. Wilson is entitled to severance payments equal to one times his base salary, one year of AIP at target, earned but unpaid AIP, prorated share of LTIP if termination occurred from death, disability, normal retirement, or agreed upon retirement date, and medical and dental insurance premiums.
Assuming one or more of the triggering events for the receipt of severance payments occurred as of December 31, 2009, the total value of severance payable to Mr. Wilson would have been $0.7 million.
Steven T. Schuler Employment Agreement. If Mr. Schuler’s employment is terminated by us without Cause, by Mr. Schuler for Good Reason, or as a result of a merger or change in control, Mr. Schuler is entitled to severance payments equal to one times his base salary, one year of AIP at target, earned but unpaid AIP, prorated share of LTIP if termination occurred from death, disability, normal retirement, or agreed upon retirement date, and medical and dental insurance premiums.
Assuming one or more of the triggering events for the receipt of severance payments occurred as of December 31, 2009, the total value of severance payable to Mr. Schuler would have been $0.6 million.

Edward J. McGreen Employment Agreement. If Mr. McGreen’s employment is terminated by us without Cause, by Mr. McGreen for Good Reason, or as a result of a merger or change in control, Mr. McGreen is entitled to severance payments equal to one times his base salary, one year of AIP at target, earned but unpaid AIP, prorated share of LTIP if termination occurred from death, disability, normal retirement, or agreed upon retirement date, and medical and dental insurance premiums.
Assuming one or more of the triggering events for the receipt of severance payments occurred as of December 31, 2009, the total value of severance payable to Mr. McGreen would have been $0.6 million.
Nicholas J. Spaeth Agreement and General Release. Subsequent to the expiration of his Employment Agreement with us on June 30, 2009, Mr. Spaeth entered into an Agreement and General Release, dated January 7, 2010 pursuant to which he received consideration in the amount of $257,400 and $5,000 in outplacement counseling services in exchange for his irrevocable and unconditional release of any and all actions of any nature whatsoever arising from or otherwise related to his employment relationship with us or termination thereof.
In addition to the amounts previously indicated, our Executives would be entitled to receive benefits under the BEP in accordance with the terms of that plan. See the “2009 Non-Qualified Deferred Compensation Table” and the “2009 Pension Table” as well as the accompanying narratives in this Item 11 for a discussion of the retirement benefits available under the BEP. The present value of accumulated benefits under the BEP DB Plan may be subject to vesting, early retirement, or acceleration conditions for payout of these benefits, which may adjust the amounts that would be available to each Executive as of December 31, 2009.
Compensation of Directors
Prior to the passage of the Housing Act, we established statutory limits on director compensation that were adjusted annually by the Finance Agency based on the Consumer Price Index for urban consumers as published by the U.S. Department of Labor. The Housing Act removed the statutory caps on FHLBank Director Compensation. In 2008, the FHLBank of Indianapolis engaged McLagan Partners to conduct an analysis and evaluation of Director Compensation for similar financial institutions. That report was shared at the Council of FHLBanks and each FHLBank agreed to consistent compensation limits. We adopted this recommended director compensation structure, which is consistent with the compensation policy to directors in 2009.
During 2009, the Board of Directors held eight in-person Board meetings and 24 in-person committee meetings. In addition, there were four telephonic Board meetings and nine telephonic committee meetings held throughout the year. Pursuant to our 2009 Director Fee Policy, Directors are paid one quarter of the compensation limit following the end of each quarter if they attended at least 75 percent of the meetings they were required to attend during such year.

The total expenses paid on behalf of the Board of Directors for travel and other reimbursed expenses for 2009 was $76,781 and annual compensation paid to the Board of Directors by position for 2009 was as follows:

2009

Chair	$60,000
Vice Chair	$55,000
Audit Committee Chair	$55,000
Committee Chairs	$50,000
Other Directors	$45,000
Under the BEP DC Plan the directors may defer and contribute a portion of their directors fees to the plan and self-direct investment elections into one or more investment funds. The investment returns credited to a participating Director’s account are at the market rate for the selected investment. We do not contribute to the plan on behalf of the Directors. During 2009, none of the Directors opted to participate in the BEP DC Plan.
In January 2010, the Compensation Committee approved the Director Fee Policy for 2010. Under the policy, a Director shall receive one quarter of the total compensation fee following the end of each calendar quarter. If it is determined at the end of the calendar year that a Director has attended less than 75 percent of the meetings the Director was required to attend during such year, the Director will not receive one quarter of the annual compensation they would have received. Furthermore, the Board of Directors reserves the right to make appropriate adjustments in the payments to any Director who regularly fails to attend Board meetings or meetings of Committees on which the Director serves, or who consistently demonstrates a lack of participation in or preparation for such meetings. The 2010 Director compensation fees are unchanged from 2009 and the annual aggregate fees by position are as follows:

2010

Chairperson	$60,000
Vice Chairperson	$55,000
Audit Committee Chair	$55,000
Committee Chairs	$50,000
Other Directors	$45,000

The following table sets forth each Director’s compensation for the year ended December 31, 2009:

2009 Director Compensation
Fees earned or
Name	paid in cash
Michael J. Guttau, Chair	$60,000
Dale E. Oberkfell, Vice Chair	$55,000
Johnny A. Danos	$45,000
Gerald D. Eid	$45,000
Michael J. Finley	$45,000
Van Dusen Fishback	$45,000
David R. Frauenshuh	$45,000
Eric Hardmeyer	$55,000
Labh S. Hira	$45,000
John F. Kennedy Sr.	$45,000
D.R. Landwehr	$45,000
Clair J. Lensing	$45,000
Dennis A. Lind	$50,000
Paula R. Meyer	$50,000
John H. Robinson	$45,000
Lynn V. Schneider	$50,000
Joseph C. Stewart III	$45,000

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Membership
The following tables present members (or combination of members within the same holding company) holding five percent or more of our outstanding capital stock (including mandatorily redeemable capital stock) at February 28, 2010 (shares in thousands):

				Shares of
				Capital
				Stock	Percent of
				Owned at	Total
				February	Capital
Name	Address	City	State	28, 2010	Stock

Transamerica Life Insurance Company[1]	4333 Edgewood Rd NE	Cedar Rapids	IA	2,525	10.6%
Superior Guaranty Insurance Company[2]	90 S 7th St.	Minneapolis	MN	2,357	9.9
Aviva Life and Annuity Company	699 Walnut St. Ste 1700	Des Moines	IA	1,404	5.9
TCF National Bank	2508 S Louise Ave	Sioux Falls	SD	1,258	5.3
Wells Fargo Bank, N.A.[2]	101 N Phillips Ave	Sioux Falls	SD	412	1.7
Monumental Life Insurance Company[1]	4333 Edgewood Rd NE	Cedar Rapids	IA	278	1.1

				8,234	34.5

All others				15,650	65.5

Total capital stock				23,884	100.0%

[1]	Monumental Life Insurance Company is an affiliate of Transamerica Life Insurance Company.

[2]	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

All of the Board of Directors, including both member and independent directors, are elected by our membership. Member directors are required by regulation to serve as a director or officer of a member institution and may have voting or investment power over the shares owned by the member with which such director is affiliated. These directors may be deemed beneficial owners of the shares owned by their respective institutions. Each such director disclaims beneficial ownership of our capital stock held by the respective member institution. The following tables list the number of shares of our capital stock (including mandatorily redeemable capital stock) owned by those members who had an officer or director serving on our Board of Directors at February 28, 2010 (shares in thousands):

				Shares of
				Capital
				Stock	Percent of
				Owned at	Total
				February	Capital
Name	Address	City	State	28, 2010	Stock

Bank of North Dakota	1200 Memorial Hwy	Bismarck	ND	222	0.93%
Reliance Bank	11781 Manchester Rd	Des Peres	MO	62	0.26
First Bank & Trust	520 6th St.	Brookings	SD	49	0.21
Treynor State Bank	15 E Main St.	Treynor	IA	18	0.08
First Bank & Trust, N.A.	101 2nd St. NW	Pipestone	MN	12	0.06
Iowa State Bank	409 Hwy 615	Wapello	IA	12	0.06
Midwest Bank	613 Hwy 10 E	Detroit Lakes	MN	11	0.05
First Bank & Trust	110 N Minnesota Ave	Sioux Falls	SD	9	0.05
Security State Bank	933 16th St. SW	Waverly	IA	5	0.02
First Bank & Trust of Milbank	215 W 4th Ave	Milbank	SD	5	0.02
Janesville State Bank	210 N Main St.	Janesville	MN	3	0.01
Maynard Savings Bank	310 Main St. W	Maynard	IA	2	0.01
Bank Star of the LeadBelt	365 W Main St.	Park Hills	MO	2	0.01
Bank Star One	118 W 5th St.	Fulton	MO	2	0.01
Citizens Savings Bank	133 E Main St.	Hawkeye	IA	2	0.01
First Bank of White	301 W Main St.	White	SD	2	0.01
Bank Star of the BootHeel	100 S Walnut St.	Steele	MO	1	*
Bank Star	1999 W Osage	Pacific	MO	1	*
Van Tol Surety Company, Inc.	520 6th St.	Brookings	SD	1	*

				421	1.80

All others				23,463	98.20

Total capital stock				23,884	100.0%

*	Amount is less than 0.01 percent.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
Members with beneficial ownership of more than five percent of our total outstanding capital stock, our directors and executive officers, and their immediate family members are classified as “related persons” under SEC regulations. In the ordinary course of business we transact business with members deemed related persons and with members whose officers or directors serve as our Directors, including extensions of credit and transactions in Federal funds, interest bearing deposits, member CDs, TLGP debt, commercial paper, and MBS. These transactions are on market terms that are no more favorable to those members than the terms of comparable transactions with other members. Additionally, we may also use members deemed related persons and members whose officers or directors serve as our directors as securities custodians and derivatives dealer counterparties in the ordinary course of business on terms and conditions similar to those that would be available for comparable services if provided by unaffiliated entities.
Information with respect to our directors who are officers or directors of our members is set forth under “Item 10. Directors and Executive Officers of the FHLBank and Corporate Governance — Directors.” Additional information regarding members that are beneficial owners of more than five percent of our total outstanding capital stock is provided in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
We do not have a written policy to have the Board review, approve, or ratify transactions with related persons outside the ordinary course of business. However, the Board is empowered to review, approve, and ratify such transactions between us and our related persons when circumstances warrant such consideration. The Board would consider such transactions in the context of the materiality of the transaction to us and to the related person and whether the transaction is likely to affect the judgments made by the affected officer or director on our behalf. Furthermore, our code of ethics requires Directors to disclose all actual or apparent conflicts of interest to the Board and, as appropriate or required, furnish any necessary reports.

Director Independence
General
As of the date of this annual report on Form 10-K, we have 16 directors, all of whom were elected by our member institutions. Pursuant to the passage of the Housing Act, the Finance Agency implemented regulations whereby all new or re-elected directors will be elected by our member institutions. All directors are independent of management from the standpoint they are not our employees, officers, or stockholders. Only member institutions can own our capital stock. Thus, our directors do not personally own our stock. In addition, we are required to determine whether our directors are independent under three distinct director independence standards. Finance Agency regulations and the Housing Act, which applied Section 10A(m) of the Exchange Act to the FHLBanks, provide independence criteria for directors who serve as members of our Audit Committee. Additionally, SEC rules require our Board of Directors to apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of our directors.
Finance Agency Regulations
The Finance Agency director independence standards prohibit individuals from serving as members of our Audit Committee if they have one or more “disqualifying relationships” with us or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by our Board are: (i) employment with us at any time during the last five years; (ii) acceptance of compensation from us other than for service as a director; (iii) being a consultant, advisor, promoter, underwriter, or legal counsel for us at any time within the last five years; and (iv) being an immediate family member of an individual who is or who has been, within the past five years, one of our executive officers. The Board assesses the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on our Audit Committee. As of February 28, 2010, all of our directors, including all members of our Audit Committee, were independent under these criteria.
Exchange Act
Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a reporting company. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of February 28, 2010, all of our directors, including all members of our Audit Committee, were independent under these criteria.

SEC Rules
In addition, pursuant to SEC rules, we adopted the independence standards of the New York Stock Exchange (NYSE) to determine which of our directors are independent for SEC disclosure purposes. In making an affirmative determination of the independence of each director, the Board first applied the objective measures of the NYSE independence standards to assist the Board in determining whether a particular director has a material relationship with us.
Based upon the fact that each of our member directors are officers or directors of member institutions, and that each such member routinely engages in transactions with us, the Board affirmatively determined none of the member directors on the Board meet the NYSE independence standards. In making this determination, the Board recognized a member director could meet the NYSE objective standards on any particular day. However, because the volume of business between a member director’s institution and us can change frequently, and because we generally encourage increased business with all members, the Board determined to avoid distinguishing among the member directors based upon the amount of business conducted with us and our respective members at a specific time, resulting in the Board’s categorical finding that no member director is independent under an analysis using the NYSE standards.
With regard to our independent directors, the Board affirmatively determined, at February 28, 2010, Johnny Danos, Gerald Eid, David Frauenshuh, Labh Hira, John Kennedy, Paula Meyer, and John Robinson are each independent in accordance with NYSE standards. In concluding our seven independent directors are independent under the NYSE rules, the Board first determined all independent directors met the objective NYSE independence standards. In further determining none of its independent directors had a material relationship with us, the Board noted the independent directors are specifically prohibited from being an officer of the Bank or an officer or director of a member.
Our Board has a standing Audit Committee. All Audit Committee members are independent under the Finance Agency’s independence standards and the independence standards under Section 10A(m) of the Exchange Act in accordance with the Housing Act. For the reasons described above, our Board determined none of the current member directors serving on the Audit Committee are independent using the Exchange Act standards for audit committee member independence. These member directors serving on the Audit Committee are Eric Hardmeyer, Clair Lensing, and Dale Oberkfell. Our Board determined, however, the independent directors serving on the Audit Committee are independent under the Exchange Act standards for audit committee member independence. These independent directors serving on the Audit Committee are Johnny Danos, Gerald Eid, David Frauenshuh, John Kennedy, and John Robinson.

Compensation Committee
The Board has a standing Compensation Committee. Our Board determined all members of the Compensation Committee are independent under the Finance Agency’s independence standards. For the reasons described above, our Board determined none of the current member directors serving on the Compensation Committee are independent using the NYSE standards for compensation committee member independence. These member directors serving on the Compensation Committee are Van Fishback, Michael Guttau, Joseph Stewart, and Dennis Lind. Our Board determined, however, the independent directors serving on the Compensation Committee are independent under the NYSE standards for compensation committee member independence. These independent directors serving on the Compensation Committee are Johnny Danos, Gerald Eid, Labh Hira, and John Robinson.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the aggregate fees billed by PwC for professional services rendered in connection with the audit of our financial statements for 2009 and 2008, as well as the fees billed by PwC for audit-related and other services to us during 2009 and 2008 (dollars in millions).

	2009	2008

Audit fees[1]	$0.6	$0.9
Audit-related fees[2]	0.1	0.1
All other fees	—	—
Tax fees[3]	—	—

Total	$0.7	$1.0

[1]	Audit fees consist of fees incurred in connection with the integrated audit of our financial statements, review of quarterly or annual management’s discussion and analysis, and participation and review of financial information filed with the SEC. We paid assessments to the Office of Finance of $60,000 and $29,000 for audit fees on the OF Combined Financial report for the years ended December 31, 2009 and 2008.

[2]	Audit-related fees consist of fees related to other audit and attest services and technical accounting consultation.

[3]	The Bank is exempt from all federal, state, and local taxation except for real property taxes. Therefore, no fees were paid to PwC during 2009 or 2008.
Audit Committee Pre-Approval Policy
The Board of Directors prohibits management from using our external audit firm for services not related to the external audit of our financial statements without prior approval of the Audit Committee. Non-audit services permitted by the Board of Directors for fees payable by us of $5,000 or less may be pre-approved by the Audit Committee Chair with subsequent ratification by the Audit Committee at its next, regularly scheduled meeting. We did not have any non-audit services provided by PwC in 2009 and 2008.

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The financial statements included as part of this report are identified in “Item 8. Financial Statements and Supplementary Data” and are incorporated by reference into “Item 15. Exhibits and Financial Statement Schedules.”
(b) Exhibits

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932.*

3.2	Bylaws of the Federal Home Loan Bank of Des Moines as amended and restated effective February 26, 2009 incorporated by reference to the exhibit to our Form 8-K filed with the SEC on March 2, 2009.

4.1
Federal Home Loan Bank of Des Moines Capital Plan, as amended, dated March 21, 2009, approved by the Federal Housing Finance Agency on March 6, 2009, incorporated by reference to the exhibit to our Form 8-K/A filed with the SEC on March 31, 2009.

10.1	Federal Home Loan Bank of Des Moines Third Amended and Restated Benefit Equalization Plan effective January 1, 2009.**

10.2	Federal Home Loan Bank of Des Moines Pentegra Defined Benefit Plan for Financial Institutions effective January 1, 2009.**

10.3	Federal Home Loan Bank of Des Moines Pentegra Defined Contribution Plan for Financial Institutions effective January 1, 2009.**

10.4	U.S. Department of Treasury Lending Agreement incorporated by reference to the exhibit to our Form 8-K filed with the SEC on September 9, 2008.

10.5	Director Fee Policy approved by the Board of Directors on February 18, 2010.

10.6
Federal Home Loan Bank of Des Moines Long-Term Incentive Plan Document effective January 1, 2008, incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q/A filed with the SEC on January 12, 2009.

10.7	Federal Home Loan Bank Annual Incentive Plan Document effective October 8, 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the executive vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the executive vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the SEC on May 12, 2006.

**	Incorporated by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 13, 2009

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)
By:	/s/ Richard S. Swanson
Richard S. Swanson
President and Chief Executive Officer
March 18, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 18, 2010

Signature	Title

Chief Executive Officer:

/s/ Richard S. Swanson	President & Chief Executive Officer
Richard S. Swanson

Chief Financial Officer:

/s/ Steven T. Schuler	Executive Vice President & Chief Financial Officer
Steven T. Schuler

Directors:

/s/ Michael K. Guttau	Chairman of the Board of Directors
Michael K. Guttau

/s/ Dale E. Oberkfell	Vice Chairman of the Board of Directors
Dale E. Oberkfell

/s/ Johnny A. Danos	Director
Johnny A. Danos

/s/ Gerald D. Eid	Director
Gerald D. Eid

/s/ Michael J. Finley	Director
Michael J. Finley

Signature	Title

/s/ Van D. Fishback	Director
Van D. Fishback

/s/ David R. Frauenshuh	Director
David R. Frauenshuh

/s/ Chris D. Grimm	Director
Chris D. Grimm

/s/ Eric A. Hardmeyer	Director
Eric A. Hardmeyer

/s/ Labh S. Hira	Director
Labh S. Hira

/s/ John F. Kennedy, Sr.	Director
John F. Kennedy, Sr.

/s/ Clair J. Lensing	Director
Clair J. Lensing

/s/ Dennis A. Lind	Director
Dennis A. Lind

/s/ Paula R. Meyer	Director
Paula R. Meyer

/s/ John H. Robinson	Director
John H. Robinson

/s/ Joseph C. Stewart III	Director
Joseph C. Stewart III

Table of Contents to Financial Statements
Audited Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Des Moines:
In our opinion, the accompanying statements of condition and the related statements of income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Des Moines (the Bank) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
March 18, 2010

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(In thousands, except shares)

	December 31,
	2009	2008

ASSETS
Cash and due from banks (Note 3)	$298,841	$44,368
Interest-bearing deposits	10,570	152
Federal funds sold	3,133,000	3,425,000
Investments
Trading securities (Note 4)	4,434,522	2,151,485
Available-for-sale securities (Note 5)	7,737,413	3,839,980
Held-to-maturity securities (estimated fair value of $5,535,975 and $5,917,288 at December 31, 2009 and 2008) (Note 6)	5,474,664	5,952,008
Advances (Note 8)	35,720,398	41,897,479
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $1,887 and $500 at December 31, 2009 and 2008 (Note 9)	7,716,549	10,684,910
Accrued interest receivable	81,703	92,620
Premises, software, and equipment, net	9,062	8,550
Derivative assets (Note 10)	11,012	2,840
Other assets	28,939	29,915

Total assets	$64,656,673	$68,129,307

LIABILITIES AND CAPITAL

LIABILITIES
Deposits (Note 11)
Interest-bearing	$1,144,225	$1,389,642
Non-interest-bearing demand	80,966	106,828

Total deposits	1,225,191	1,496,470

Consolidated obligations (Note 12)
Discount notes	9,417,182	20,061,271
Bonds (includes $5,997,867 at fair value under the fair value option at December 31, 2009)	50,494,474	42,722,473

Total consolidated obligations	59,911,656	62,783,744

Mandatorily redeemable capital stock (Note 15)	8,346	10,907
Accrued interest payable	243,693	320,271
Affordable Housing Program (AHP) Payable (Note 13)	40,479	39,715
Payable to REFCORP (Note 14)	10,124	557
Derivative liabilities (Note 10)	280,384	435,015
Other liabilities	26,245	25,261

Total liabilities	61,746,118	65,111,940

Commitments and contingencies (Note 19)

CAPITAL (Note 15)
Capital stock — Class B putable ($100 par value) authorized, issued, and outstanding 24,604,186 and 27,809,271 shares at December 31, 2009 and 2008	2,460,419	2,780,927
Retained earnings	484,071	381,973
Accumulated other comprehensive loss
Net unrealized loss on available-for-sale securities (Note 5)	(32,533)	(144,271)
Pension and postretirement benefits (Note 16)	(1,402)	(1,262)

Total capital	2,910,555	3,017,367

Total liabilities and capital	$64,656,673	$68,129,307

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
INTEREST INCOME
Advances	$657,913	$1,417,661	$1,312,133
Prepayment fees on advances, net	10,270	943	1,527
Interest-bearing deposits	422	107	401
Securities purchased under agreements to resell	1,855	—	11,904
Federal funds sold	17,369	72,044	188,668
Investments
Trading securities	66,350	1,052	—
Available-for-sale securities	61,943	133,443	111,548
Held-to-maturity securities	173,954	209,407	272,996
Mortgage loans	443,581	533,648	561,660
Loans to other FHLBanks	—	93	—

Total interest income	1,433,657	2,368,398	2,460,837

INTEREST EXPENSE
Consolidated obligations
Discount notes	132,171	616,394	424,052
Bonds	1,101,358	1,481,232	1,786,215
Deposits	2,389	22,181	51,363
Borrowings from other FHLBanks	21	26	119
Securities sold under agreements to repurchase	—	1,961	25,045
Mandatorily redeemable capital stock	283	1,029	2,902

Total interest expense	1,236,222	2,122,823	2,289,696

NET INTEREST INCOME	197,435	245,575	171,141
Provision for credit losses on mortgage loans	1,475	295	69

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	195,960	245,280	171,072

OTHER INCOME (LOSS)
Service fees	2,081	2,341	2,217
Net gain on trading securities	19,040	1,485	—
Net realized loss on sale of available-for-sale securities	(10,912)	—	—
Net realized gain on sale of held-to-maturity securities	—	1,787	545
Net loss on bonds held at fair value	(4,394)	—	—
Net gain on loans held for sale	1,342	—	—
Net gain (loss) on derivatives and hedging activities	133,779	(33,175)	4,491
Net (loss) gain on extinguishment of debt	(89,859)	698	—
Other, net	4,708	(975)	3,080

Total other income (loss)	55,785	(27,839)	10,333

OTHER EXPENSE
Compensation and benefits	31,857	26,274	24,828
Operating	16,586	14,118	14,589
Federal Housing Finance Agency	2,414	1,852	1,561
Office of Finance	2,203	1,843	1,476

Total other expense	53,060	44,087	42,454

INCOME BEFORE ASSESSMENTS	198,685	173,354	138,951

AHP	16,248	14,168	12,094
REFCORP	36,488	31,820	25,462

Total assessments	52,736	45,988	37,556

NET INCOME	$145,949	$127,366	$101,395

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE DECEMBER 31, 2008	27,809	$2,780,927	$381,973	$(145,533)	$3,017,367

Proceeds from issuance of capital stock	2,687	268,708	—	—	268,708

Repurchase/redemption of capital stock	(5,700)	(570,046)	—	—	(570,046)

Net shares reclassified to mandatorily redeemable capital stock	(192)	(19,170)	—	—	(19,170)

Comprehensive income:

Net income	—	—	145,949	—	145,949

Other comprehensive income:

Net unrealized gain on available-for-sale securities	—	—	—	176,698	176,698

Reclassification adjustment for gains included in net income relating to sale of available-for-sale securities	—	—	—	(64,960)	(64,960)

Pension and postretirement benefits	—	—	—	(140)	(140)

Total comprehensive income					257,547

Cash dividends on capital stock (1.50% annualized)	—	—	(43,851)	—	(43,851)

BALANCE DECEMBER 31, 2009	24,604	$2,460,419	$484,071	$(33,935)	$2,910,555

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE DECEMBER 31, 2007	27,173	$2,717,247	$361,347	$(26,371)	$3,052,223

Proceeds from issuance of capital stock	55,797	5,579,766	—	—	5,579,766

Repurchase/redemption of capital stock	(55,132)	(5,513,225)	—	—	(5,513,225)

Net shares reclassified to mandatorily redeemable capital stock	(29)	(2,861)	—	—	(2,861)

Comprehensive income:

Net income	—	—	127,366	—	127,366

Other comprehensive loss:

Net unrealized loss on available-for-sale securities	—	—	—	(118,804)	(118,804)

Pension and postretirement benefits	—	—	—	(358)	(358)

Total comprehensive income					8,204

Cash dividends on capital stock (3.87% annualized)	—	—	(106,740)	—	(106,740)

BALANCE DECEMBER 31, 2008	27,809	$2,780,927	$381,973	$(145,533)	$3,017,367

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE DECEMBER 31, 2006	19,059	$1,905,878	$344,246	$(1,153)	$2,248,971

Proceeds from issuance of capital stock	20,047	2,004,664	—	—	2,004,664

Repurchase/redemption of capital stock	(12,111)	(1,211,081)	—	—	(1,211,081)

Net shares reclassified from mandatorily redeemable capital stock	178	17,786	—	—	17,786

Comprehensive income:

Net income	—	—	101,395	—	101,395

Other comprehensive (loss) income:

Net unrealized loss on available-for-sale securities	—	—	—	(25,655)	(25,655)

Pension and postretirement benefits	—	—	—	437	437

Total comprehensive income					76,177

Cash dividends on capital stock (4.31% annualized)	—	—	(84,294)	—	(84,294)

BALANCE DECEMBER 31, 2007	27,173	$2,717,247	$361,347	$(26,371)	$3,052,223

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net income	$145,949	$127,366	$101,395

Adjustments to reconcile net income to net cash (used) provided by operating activities
Depreciation and amortization
Net premiums, discounts, and basis adjustments on investments, advances, mortgage loans, and consolidated obligations	(58,636)	39,905	64,147
Concessions on consolidated obligations	4,990	7,559	6,079
Premises, software and equipment	1,562	1,026	992
Other	165	(103)	(161)
Provision for credit losses on mortgage loans	1,475	295	69
Net loss (gain) on extinguishment of debt	89,859	(698)	—
Net change in fair value on trading securities	(19,040)	(1,485)	—
Net realized loss on sale of available-for-sale securities	10,912	—	—
Net realized gain on sale of held-to-maturity securities	—	(1,787)	(545)
Net gain on loans held for sale	(1,342)	—	—
Net change in fair value on bonds held at fair value	4,394	—	—
Net change in fair value on derivatives and hedging activities	(161,679)	20,773	(10,788)
Net realized loss on disposal of premises and equipment	4	12	77
Net change in:
Accrued interest receivable	10,930	37,117	(36,826)
Accrued interest on derivatives	27,011	59,498	(36,046)
Other assets	1,360	(10,945)	(8,794)
Accrued interest payable	(73,104)	19,231	900
AHP Payable and discount on AHP advances	744	(2,963)	(2,124)
Payable to REFCORP	9,977	(6,132)	335
Other liabilities	(1,662)	1,457	255

Total adjustments	(152,080)	162,760	(22,430)

Net cash (used) provided by operating activities	(6,131)	290,126	78,965

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	201,481	(267,916)	11,256
Securities purchased under agreements to resell	—	—	305,000
Federal funds sold	292,000	(1,620,000)	(180,000)
Trading securities:
Proceeds from sales	2,170,339	—	—
Purchases	(4,434,336)	(2,150,000)	—
Available-for-sale securities:
Net decrease (increase) in short-term	—	218,296	(69,217)
Proceeds from sales and maturities	3,568,739	520,755	1,038,742
Purchases	(7,367,055)	(1,263,991)	(3,864,765)
Held-to-maturity securities:
Net decrease (increase) in short-term	384,935	(84,461)	1,019,679
Proceeds from maturities	1,352,466	703,616	762,400
Purchases	(1,249,912)	(2,564,821)	(70,000)
Advances to members:
Principal collected	43,592,197	329,770,015	93,835,701
Originated	(37,961,679)	(330,411,026)	(112,007,019)
Mortgage loans held for portfolio:
Principal collected	2,265,782	1,294,677	1,339,811
Originated or purchased	(1,578,444)	(1,184,389)	(370,977)
Mortgage loans held for sale:
Principal collected	128,045	—	—
Proceeds from sales	2,123,595	—	—
Proceeds from sale of foreclosed assets	16,004	11,452	9,962
Additions to premises, software, and equipment	(2,263)	(2,632)	(1,922)
Proceeds from sale of premises, software, and equipment	185	10	131

Net cash provided (used) by investing activities	3,502,079	(7,030,415)	(18,241,218)

FINANCING ACTIVITIES
Net change in:
Deposits	(268,529)	602,657	(47,635)
Net decrease in securities sold under agreement to repurchase	—	(200,000)	(300,000)
Net proceeds on derivative contracts with financing elements	(11,050)	24,919	—
Net proceeds from issuance of consolidated obligations:
Discount notes	719,301,475	1,143,298,513	619,804,146
Bonds	32,407,277	21,122,613	8,681,550
Payments for maturing, transferring and retiring consolidated obligations:
Discount notes	(729,868,518)	(1,144,771,902)	(603,019,683)
Bonds	(24,435,210)	(13,272,626)	(7,635,893)
Proceeds from issuance of capital stock	268,708	5,579,766	2,004,664
Net payments for repurchase/issuance of mandatorily redeemable capital stock	(21,731)	(37,993)	(1,027)
Payments for repurchase/redemption of capital stock	(570,046)	(5,513,225)	(1,211,081)
Cash dividends paid	(43,851)	(106,740)	(84,294)

Net cash (used) provided by financing activities	(3,241,475)	6,725,982	18,190,747

Net increase (decrease) in cash and due from banks	254,473	(14,307)	28,494
Cash and due from banks at beginning of the year	44,368	58,675	30,181

Cash and due from banks at end of the year	$298,841	$44,368	$58,675

Supplemental Disclosures
Cash paid during the period for:
Interest	$2,061,862	$2,061,098	$2,239,561
AHP	15,586	17,075	14,186
REFCORP	26,511	37,952	25,127
Mortgage loans held for portfolio transferred to mortgage loans held for sale	2,413,843	—	—
Mortgage loans held for sale transferred to mortgage loans held for portfolio	162,800	—	—
Unpaid principal balance transferred from mortgage loans held for portfolio to real estate owned	19,172	12,291	9,221
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
NOTES TO FINANCIAL STATEMENTS
Background Information
The Federal Home Loan Bank of Des Moines (the Bank) is a federally chartered corporation organized on October 31, 1932, that is exempt from all federal, state, and local taxation except real property taxes and is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act), which was amended by the Housing and Economic Recovery Act of 2008 (Housing Act). The FHLBanks are regulated by the Federal Housing Finance Agency (Finance Agency), whose mission is to provide effective supervision, regulation, and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing and finance and affordable housing, and support a stable and liquid mortgage market. The Finance Agency establishes policies and regulations governing the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and Board of Directors.
The FHLBanks serve the public by enhancing the availability of funds for residential mortgages and targeted community development. The Bank provides a readily available, low cost source of funds to its member institutions and eligible housing associates in Iowa, Minnesota, Missouri, North Dakota, and South Dakota. Commercial banks, savings institutions, credit unions, and insurance companies may apply for membership. State and local housing associates that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not permitted to hold capital stock.
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

Note 1—Summary of Significant Accounting Policies
The Bank prepares its financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP). The preparation of financial statements requires management to make assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Actual results could significantly differ from these estimates.
Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold
These investments provide short-term liquidity and are carried at cost. Interest-bearing deposits include certificates of deposit purchased by the Bank from its members. Certificates of deposit and bank notes purchased by the Bank that meet the definition of a security are recorded as held-to-maturity securities. The Bank treats securities purchased under agreements to resell as collateralized financings.
Investment Securities
The Bank classifies investments as trading, available-for-sale and held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.
Securities classified as trading are generally held for liquidity purposes and are carried at fair value. The Bank records changes in the fair value of these investments through other income (loss) as “Net gain on trading securities.”
Securities for which the Bank has the ability and intent to hold to maturity are classified as held-to-maturity. Held-to-maturity investments are carried at amortized cost, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts.
Securities that are not trading or held-to-maturity are classified as available-for-sale and are carried at fair value. The Bank records changes in the fair value of available-for-sale securities not being hedged by derivative instruments through accumulated other comprehensive loss as “Net unrealized loss on available-for-sale securities.” For available-for-sale securities that have been hedged and qualify as a fair value hedge, the Bank first records the portion of the change in fair value related to the risk being hedged together with the related change in fair value of the derivative through other income (loss) as “Net gain (loss) on derivatives and hedging activities.” The Bank records the remainder of the change in fair value through accumulated other comprehensive loss as “Net unrealized loss on available-for-sale securities.”

Amortization. For mortgage-backed securities (MBS), the Bank amortizes premiums and accretes discounts using the effective-yield method, adjusted for prepayment activity, over the contractual life of the securities. For non-MBS, the Bank amortizes premiums and accretes discounts using the effective-yield method over the contractual life of the securities. Amortization and accretion are recorded as a component of investment interest income.
Sale or transfer of held-to-maturity securities. Certain changes in circumstances may cause the Bank to change its intent to hold a security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity. In addition, sales of debt securities that meet either of the following two conditions may be considered maturities for purpose of the classification of securities: (i) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest-rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value, or (ii) the sale of a security occurs after the Bank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.
Sale of investment securities. The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income (loss).

Impairment Analysis. The Bank evaluates its individual available-for-sale and held-to-maturity securities in an unrealized loss position for other-than-temporary impairment (OTTI) on a quarterly basis. As part of this process, the Bank considers its intent to sell each debt security before its anticipated recovery and whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the Bank will recognize an OTTI charge in earnings equal to the entire unrealized loss amount. If neither of these conditions is met, the Bank will perform cash flow analysis to determine if it will recover the entire amortized cost basis of the debt security. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and the fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in accumulated other comprehensive loss. The total OTTI is presented in the Statements of Income with an offset for the amount of the total OTTI that is recognized in accumulated other comprehensive loss.
Subsequent non-OTTI-related increases and decreases in the fair value of available-for-sale securities will be included in accumulated other comprehensive loss. The OTTI recognized in accumulated other comprehensive loss for debt securities classified as held-to-maturity will be accreted over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional OTTI related to credit loss recognized).
Advances
The Bank reports advances (loans to members or eligible housing associates) at amortized cost, net of premiums and discounts, discounts on AHP advances, and hedging fair value adjustments.
Following the requirements of the FHLBank Act, the Bank obtains sufficient collateral on advances to protect it from losses. The FHLBank Act limits eligible collateral to residential mortgage loans, certain investment securities, cash or deposits, and other eligible real estate-related assets. As “Note 8 — Advances” more fully describes, Community Financial Institutions (CFIs) are eligible to utilize expanded statutory collateral rules. The Bank has not incurred any credit losses on advances since its inception and, based on its credit extension and collateral policies, Bank management does not anticipate any credit losses on its advances. Accordingly, the Bank has not provided any allowance for losses on advances at December 31, 2009.
Amortization. The Bank amortizes premiums and accretes discounts on advances using the effective-yield method over the contractual life of the advances. Amortization and accretion are recorded as a component of advance interest income.

Prepayment Fees. The Bank may charge a prepayment fee when a borrower prepays certain advances before the original maturity. In cases in which the Bank funds a new advance concurrent with or within a short period of time after the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. If the new advance qualifies as a modification of the existing advance, the prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance and amortized over the life of the modified advance using the effective-yield method. This amortization is recorded in advance interest income.
For prepaid advances that are hedged and meet the hedge accounting requirements, the Bank terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in advance interest income. If the Bank funds a new advance concurrent with or within a short period of time after the prepayment of an existing hedged advance, the Bank evaluates whether the new advance qualifies as a modification of the original hedged advance. If the new advance qualifies as a modification of the original hedged advance, the fair value gains or losses of the original hedged advance and the prepayment fees are included in the carrying amount of the modified advance, and gains or losses and prepayment fees are amortized to advance interest income over the life of the modified advance using the effective-yield method. If the modified advance is also hedged and the hedge meets the hedge accounting requirements, the modified advance is marked to fair value and subsequent fair value changes are recorded in other income (loss).
If the Bank determines that the transaction does not qualify as a modification of an existing advance, it is treated as an advance termination with subsequent funding of a new advance and the existing fees net of related hedging adjustments are recorded as “Prepayment fees on advances, net” in the Statements of Income.
Mortgage Loans Held for Portfolio
The Bank participates in the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) under which the Bank invests in conventional and government-insured (i.e., Federal Housing Administration, Veterans Administration, and U.S. Department of Agriculture) residential mortgage loans that are acquired through or purchased from a participating financial institution (PFI) member. MPF loans may also be participations in pools of eligible mortgage loans purchased from other FHLBanks.
The Bank manages the liquidity, interest rate, and prepayment risk of the loans while the PFI retains the customer relationship and loan servicing activities. If the PFI is participating in the servicing released program, the PFI concurrently sells the servicing of the mortgage loans to a designated mortgage service provider. The Bank and the PFI share the credit risk on the conventional loans. The PFI assumes credit losses up to a contractually specified credit enhancement obligation amount.

The Bank classifies mortgage loans as held for portfolio and reports them at their principal amount outstanding, net of premiums and discounts, hedging fair value adjustments, basis adjustments on loans initially classified as mortgage delivery commitments, and the allowance for credit losses on mortgage loans. The Bank has the ability and intent to hold these mortgage loans to maturity.
The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. A government-insured loan is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the (i) U.S. Government guarantee of the loan and (ii) contractual obligation of the loan servicer to repurchase the loan when certain criteria are met.
Amortization. The Bank computes amortization and accretion of premiums, discounts, and other nonrefundable fees on mortgage loans using the effective-yield method over the contractual life of the mortgage loan. Amortization and accretion is recorded as a component of mortgage loan interest income.
Credit Enhancement Fees. For conventional MPF loans, PFIs retain a portion of the credit risk on the MPF loans they sell to the Bank by providing credit enhancement either through a directly liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage insurance (SMI). The required PFI credit enhancement may vary depending on the MPF product alternatives selected.
PFIs are paid a credit enhancement fee for managing credit risk, and in some instances all or a portion of the credit enhancement fee may be performance based. Credit enhancement fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans in the master commitment. Credit enhancement fees, payable to a PFI as compensation for assuming credit risk, are recorded as an offset to mortgage loan interest income. To the extent the Bank experiences losses in a master commitment, the Bank may be able to recapture credit enhancement fees paid to the PFI to offset these losses.
Other Fees. The Bank may receive other non-origination fees, such as delivery commitment extension fees, pair-off fees and price adjustment fees. Delivery commitment extension fees are received when the PFI requires an extension of the delivery commitment on an MPF loan beyond the original stated maturity date. These fees compensate the Bank for interest lost as a result of the late funding of the loan and are recorded in other income (loss). Pair-off fees represent a make-whole provision and are received when the amount funded is less than a specific percentage of the delivery commitment amount. Price adjustment fees are received when the amount funded is greater than a specified percentage of the delivery commitment amount. Pair-off fees relating to under-deliveries of loans are included in other income (loss). Price adjustment fees relating to over-deliveries of loans are included as part of the loan basis.

Allowance for Credit Losses on Mortgage Loans
The Bank establishes an allowance for credit losses on its conventional mortgage loan portfolio as of the balance sheet date. The allowance is an estimate of probable losses contained in the portfolio. The Bank does not maintain an allowance for loan losses on the government-insured mortgage loan portfolio because of the (i) U.S. Government guarantee of the loans and (ii) contractual obligation of the loan servicer to repurchase the loan when certain criteria are met.
The Bank considers both quantitative and qualitative factors when determining the allowance for credit losses. Quantitative factors include but are not limited to portfolio composition and characteristics, delinquency levels, historical loss experience, changes in members’ credit enhancements, including the recovery of performance based credit enhancement fees, and other relevant factors using a pooled loan approach. Qualitative factors include but are not limited to changes in national and local economic trends.
The Bank monitors and reports its loan portfolio performance monthly. Adjustments to the allowance for credit losses are considered quarterly based upon the factors discussed above. For the years ended December 31, 2009, 2008, and 2007, the Bank recorded an allowance for credit losses in the amount of $1.9 million, $0.5 million, and $0.3 million. During the fourth quarter of 2009, the Bank revised its allowance for credit losses methodology. Refer to “Note 2 — Recently Issued and Adopted Accounting Guidance and Changes in Accounting Estimate” for details on this change in estimate. Refer to “Note 9 — Mortgage Loans Held for Portfolio” for additional details on the Bank’s allowance for credit losses.
Mortgage Loans Held for Sale
During the second quarter of 2009, the Bank classified certain mortgage loans as held for sale and reported them at the lower of cost basis or fair value. Cost basis included principal amount outstanding and unamortized premiums, discounts, and basis adjustments. At the time of sale, all unamortized premiums, discounts, and basis adjustments were recognized in the gain/loss calculation.
Real Estate Owned
Nonperforming loans that the Bank has obtained title to the property but not yet liquidated are classified as real estate owned held for sale and recorded as a component of “other assets” in the Statements of Condition.

At the time of transfer, real estate owned classified as held for sale is measured at the lower of carrying amount or fair value less costs to sell. If the carrying amount exceeds the fair value at the time of transfer, the Bank will record the difference as either a charge-off to the allowance for credit losses or a credit enhancement fee receivable if it expects to recover the difference through the recapture of performance based credit enhancement fees in the future. Subsequent realized gains and losses on the sale of real estate owned are recorded in other income (loss).
MPF Shared Funding Program
The Bank participated in the MPF shared funding program, which allows mortgage loans originated through the MPF program to be sold to a third party-sponsored trust and “pooled” into securities. The Bank currently holds MPF shared funding securities that were issued by special purpose entities that were sponsored by One Mortgage Partners Corporation, a subsidiary of JPMorgan Chase. The securities are classified as held-to-maturity and are reported at amortized cost in the Bank’s Statements of Condition. The Bank does not consolidate any of its securitized interests since it is not the sponsor, holds only senior interests, does not act as servicer, and does not provide any liquidity or credit support to these investments. The Bank’s maximum loss exposure for these investments is limited to the carrying value. See “Note 6 — Held-to-Maturity Securities” for more information.
Premises, Software, and Equipment
The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization. The Bank’s accumulated depreciation and amortization related to premises, software, and equipment was $4.9 million and $3.4 million at December 31, 2009 and 2008. Depreciation and amortization expense for premises, software, and equipment was $1.6 million, $1.0 million, and $1.0 million for the years ended December 31, 2009, 2008, and 2007. At December 31, 2009 and 2008, the Bank had $1.7 million and $1.5 million in unamortized computer software costs. Amortization of computer software costs charged to expense was $377,000, $90,000, and $49,000 for the years ended December 31, 2009, 2008 and 2007.
The Bank computes depreciation using the straight-line method over the estimated useful lives of relevant assets ranging from two to ten years. The Bank amortizes leasehold improvements using the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The cost of computer software developed for internal use is capitalized and amortized over future periods.
The Bank includes gains and losses on disposal of premises and equipment in other income (loss). The total net realized loss on disposal of premises and equipment was $4,000, $12,000, and $77,000 for the years ended December 31, 2009, 2008, and 2007.

Derivatives
All derivatives are recognized in the Statements of Condition at their fair values and are reported as either “derivative assets” or “derivative liabilities” net of cash collateral and accrued interest from counterparties. Each derivative is designated as one of the following:
(1)	a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge);
(2)	a non-qualifying hedge of an asset, liability, or firm commitment (an economic hedge) for asset-liability management purposes.
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset, liability, or unrecognized firm commitment that are attributable to the hedged risk are recorded in other income (loss) as “Net gain (loss) on derivatives and hedging activities.” Hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item) is recorded in other income (loss) as “Net gain (loss) on derivatives and hedging activities.”
If hedging relationships meet certain criteria including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting requires the Bank to evaluate the effectiveness of the hedging relationship at inception and on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the “long haul” method of accounting. Transactions that meet more stringent criteria qualify for the “short cut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in fair value of the related derivative.

An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value on the derivatives that are recorded in the Bank’s income but not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the Bank recognizes only the net interest and the change in fair value of these derivatives in other income (loss) as “Net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the related assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.
The differences between accrued interest receivable and accrued interest payable on derivatives designated as fair value hedges are recognized as adjustments to the interest income or expense of the designated underlying hedged asset, liability, or firm commitment. The differences between accrued interest receivable and accrued interest payable on derivatives designated as economic hedges are recognized in other income (loss) as “Net gain (loss) on derivatives and hedging activities.”
The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the debt, advance or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative. If the Bank determines that (i) the embedded derivative has economic characteristics not clearly and closely related to the economic characteristics of the host contract and (ii) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument used as an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings, or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried in the Statements of Condition at fair value and no portion of the contract is designated as a hedging instrument.

Derivatives are typically executed at the same time as the hedged assets or liabilities and the Bank designates the derivative and the hedged item in a qualifying hedging relationship as of the trade date. In many hedging relationships, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank defines market settlement conventions for advances to be five business days or less and for consolidated obligations to be thirty calendar days or less, using a next business day convention. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date. When the hedging relationship is designated on the trade date and the fair value of the derivative is zero on that date, the hedge meets the conditions for applying the “shortcut” method of hedge accounting, provided all the other conditions for applying the “shortcut” method of hedge accounting are also met.
The Bank discontinues hedge accounting prospectively when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item (including hedged items such as firm commitments); (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (iii) a hedged firm commitment no longer meets the definition of a firm commitment; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate.
When hedge accounting is discontinued because the Bank determines that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, the Bank continues to carry the derivative in the Statements of Condition at its fair value, ceases to adjust the hedged asset or liability for changes in fair value, and amortizes the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the effective-yield method.
When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative in the Statements of Condition at its fair value, removing from the Statements of Condition any asset or liability that was recorded to recognize the firm commitment and recording the amount as a gain or loss in current period earnings.
Securities Sold Under Agreements to Repurchase
The Bank periodically holds securities sold under agreements to repurchase those securities. The amounts received under these agreements represent borrowings and are classified as liabilities in the Statements of Condition.

Consolidated Obligations
Consolidated obligations consist of bonds and discount notes and are backed only by the financial resources of the FHLBanks. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of the FHLBank debt through the Office of Finance. Bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on their maturity. Discount notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.
Although the Bank is primarily liable for its portion of consolidated obligations (i.e. those issued on its behalf), the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Agency). If, however, the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations between the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.
Concessions on Consolidated Obligations. Concessions are paid to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of the concession to each FHLBank based upon the percentage of the debt issued that is assumed by the FHLBank. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized using the effective-yield method over the terms to maturity or the estimated lives of the consolidated obligations. Unamortized concessions were $8.1 million and $10.0 million at December 31, 2009 and 2008 and are included in “other assets” in the Statements of Condition. Amortization of such concessions is included in consolidated obligation interest expense and totaled $10.3 million, $13.7 million, and $7.5 million for the years ended December 31, 2009, 2008, and 2007.

Amortization. The Bank amortizes premiums and accretes discounts using the effective-yield method over the contractual life of the consolidated obligations. Amortization and accretion are recorded as a component of consolidated obligation interest expense.
Mandatorily Redeemable Capital Stock
The Bank reclassifies stock subject to redemption from equity to a liability after a member provides written notice of redemption, gives notice of intention to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or other involuntary termination from membership, because the member’s shares will then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repurchase or redemption of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows.
If a member cancels its written notice of redemption or notice of withdrawal, the Bank reclassifies mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock are no longer classified as interest expense.
Finance Agency and Office of Finance Expenses
The Bank is assessed for its proportionate share of the operating costs of the Finance Agency, the Bank’s regulator, and the Office of Finance, which manages the sale and servicing of consolidated obligations. The Finance Agency’s expenses and working capital fund are allocated to the Bank based on the Bank’s pro rata share of the annual assessments based on the ratio between the Bank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank. Each Bank must pay an amount equal to one-half of its annual assessment twice each year. The Office of Finance allocates its operating and capital expenditures based on each FHLBank’s percentage of capital stock, percentage of consolidated obligations issued, and percentage of consolidated obligations outstanding.

Affordable Housing Program
The FHLBank Act requires each FHLBank to establish and fund an AHP. The Bank accrues this expense monthly based on its earnings, excluding mandatorily redeemable capital stock interest expense, and establishes a liability. The AHP grants provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low, low, and moderate income households. The Bank has the authority to make the AHP subsidy available to members as a grant. As an alternative, the Bank also has the authority to make subsidized AHP advances, which are advances at an interest rate below the Bank’s cost of funds. When the Bank makes an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance. The discount on AHP advances is accreted to advance interest income using the effective-yield method over the life of the advance.
Annually, each FHLBank is required to set aside 10 percent of its net earnings (net earnings represents income before assessments, and before interest expense related to mandatorily redeemable capital stock, but after the assessment for Resolution Funding Corporation (REFCORP)) to fund next year’s AHP obligation. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other.
If the Bank experienced a net loss during a quarter, but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year unless the aggregate 10 percent calculation described above was less than $100 million for all 12 FHLBanks. If it were, the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The allocation is based on the ratio of each FHLBank’s net earnings before REFCORP assessments to the sum of net earnings before REFCORP assessments of the 12 FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net earnings. There was no shortfall in 2009, 2008, or 2007. See “Note 13 — Affordable Housing Program” for more information.
Resolution Funding Corporation
Although the FHLBanks are exempt from ordinary federal, state, and local taxation except for local real estate tax, they are required to make quarterly payments to REFCORP to be used to pay a portion of the interest on bonds that were issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP.

Congress required that each FHLBank annually pay to REFCORP 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. Each FHLBank notifies REFCORP of its GAAP income before AHP and REFCORP assessments. The AHP and REFCORP assessments are then calculated simultaneously by REFCORP because of their interdependence on each other. The Bank accrues its REFCORP assessment on a monthly basis.
The FHLBanks’ obligation to REFCORP will terminate when the aggregate actual quarterly payments made by the FHLBanks exactly equal the present value of a $300 million annual annuity whose final maturity date is April 15, 2030.
The Finance Agency is required to shorten the term of the FHLBanks’ obligation to REFCORP for each calendar quarter in which there is an excess quarterly payment. An excess quarterly payment is the amount by which the actual quarterly payment exceeds $75 million.
The Finance Agency is required to extend the term of the FHLBanks’ obligation to REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million.
If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to REFCORP would be calculated based on the Bank’s year-to-date net income. The Bank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to REFCORP for the year. See “Note 14 — Resolution Funding Corporation” for more information.
Estimated Fair Values
The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value is first determined based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based information available to the Bank as inputs to the models. See “Note 18 — Estimated Fair Values” for more information.
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
During the first quarter of 2009 the Bank enhanced its calculation of adjusted net interest income by segment. Prior period amounts were reclassified to be consistent with the enhanced calculation presented at December 31, 2009. Refer to “Note 17 — Segment Information” for further information.
During the fourth quarter of 2009 the Bank classified all proceeds from sale of foreclosed assets as investing activities in the Statements of Cash Flows. Prior period amounts were reclassified to be consistent with the presentation at December 31, 2009.
Note 2—Recently Issued and Adopted Accounting Guidance and Changes in Accounting Estimate
Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements. On January 21, 2010, the Financial Accounting Standards Board (FASB) issued amended guidance for the fair value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers between Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the Bank), except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the Bank), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The Bank’s adoption of this amended guidance will result in increased annual and interim financial statement disclosures but will not affect the Bank’s financial condition, results of operations, or cash flows.

Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value. On August 28, 2009, FASB issued amended guidance for the fair value measurement of liabilities. The update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (i) a valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; (ii) another valuation technique that is consistent with the principles of this topic. This guidance is effective for the first reporting period beginning after issuance. The Bank adopted this guidance effective October 1, 2009. The adoption of this guidance did not affect the Bank’s financial condition, results of operations, or cash flows.
Codification of Accounting Standards. On June 29, 2009, the FASB established FASB’s Accounting Standards Codification (Codification) as the single source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. SEC rules and interpretative releases are also sources of authoritative GAAP for SEC registrants. This guidance modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. In addition, the FASB no longer considers new accounting standard updates as authoritative in their own right. Instead, new accounting standard updates will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions regarding changes in the Codification. The Codification is effective for interim and annual periods ending after September 15, 2009. The Bank adopted the Codification effective September 30, 2009. As the Codification is not intended to change or alter previous GAAP, its adoption did not affect the Bank’s financial condition, results of operations, or cash flows.
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

The Bank’s investments in VIEs may include, but are not limited to, senior interests in private-label MBS and MPF shared funding. The Bank does not have the power to significantly affect the economic performance of any of its investments in VIEs since it does not act as a key decision-maker and does not have the unilateral ability to replace a key decision-maker. Additionally, since the Bank holds a senior interest, rather than residual interest, in its investments in VIEs, it does not have either the obligation to absorb losses of, or the right to receive benefits from, any of its investments in VIEs that could potentially be significant to the VIEs. Furthermore, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs.
This guidance is effective as of January 1, 2010 for the Bank. Earlier application is prohibited. The Bank evaluated its investments in VIEs as of January 1, 2010 and determined that consolidation accounting is not required under the new accounting guidance since the Bank is not the primary beneficiary as described above. Therefore, the Bank’s adoption of this guidance did not have a material effect on its financial condition, results of operations, or cash flows.
Accounting for Transfers of Financial Assets. On June 12, 2009, the FASB issued guidance intended to improve the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Key provisions of the guidance include: (i) the removal of the concept of qualifying special purpose entities; (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred; and (iii) the requirement that in order to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. This guidance is effective as of January 1, 2010 for the Bank. Earlier application is prohibited. The adoption of this guidance did not affect the Bank’s financial condition, results of operations, or cash flows.
Subsequent Events. On May 28, 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued. On February 24, 2010, the FASB issued an amendment to the earlier guidance to clarify (i) which entities are required to evaluate subsequent events through the date the financial statements are issued, and (ii) the scope of the disclosure requirements related to subsequent events.

The original guidance set forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date, including disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This guidance became effective for interim and annual financial periods ending after June 15, 2009. The Bank adopted this guidance as of June 30, 2009. Its adoption resulted in increased interim financial statement disclosures, but did not affect the Bank’s financial condition, results of operations, or cash flows.
The amended guidance requires SEC filers to evaluate subsequent events through the date the financial statements are issued; however, it exempts SEC filers from disclosing the date through which subsequent events have been evaluated. All entities other than SEC filers continue to be required to evaluate subsequent events through the date the financial statements are available to be issued and to disclose the date through which subsequent events have been evaluated. Additionally, the amended guidance defines the term “revised financial statements” as financial statements revised as a result of (i) correction of an error or (ii) retrospective application of GAAP. Upon revising its financial statements, an entity is required to update its evaluation of subsequent events through the date the revised financial statements are issued or are available to be issued. The amended guidance also requires non-SEC filers to disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued if the financial statements have been revised.
For all entities, except conduit debt obligors, this amended guidance is effective immediately and should be applied prospectively. The Bank adopted this guidance upon its issuance. Its adoption resulted in changes to financial statement disclosures, but did not affect the Bank’s financial condition, results of operations, or cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments. On April 9, 2009, the FASB issued guidance amending the OTTI guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt securities in the financial statements. This OTTI guidance clarifies the interaction of the factors to be considered when determining whether a debt security is other-than-temporarily impaired and changes the presentation and calculation of the OTTI on debt securities recognized in earnings in the financial statements. This guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities. This guidance expands and increases the frequency of existing disclosures about OTTI for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period. The Bank adopted this OTTI guidance effective January 1, 2009 and recognized no cumulative-effect adjustment because it had no previously recognized OTTI.
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. On April 9, 2009, the FASB issued guidance that clarifies the approach to, and provides additional factors to consider in estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances indicating a transaction is not orderly. The guidance is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. If an entity elected to early adopt this guidance, it must also have concurrently adopted the OTTI guidance discussed in the previous paragraph. The Bank elected to early adopt this guidance effective January 1, 2009. Its adoption did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.
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
Change in Accounting Estimate. During the fourth quarter of 2009, the Bank revised its allowance for credit losses methodology for conventional MPF loans. Under the prior methodology, the Bank estimated its allowance for credit losses based primarily upon (i) the current level of nonperforming loans (i.e., those loans 90 days or more past due), (ii) historical losses experienced over several years, and (iii) credit enhancement fees available to recapture expected losses assuming a constant portfolio balance.
Under the revised methodology, the Bank estimates its allowance for credit losses based primarily upon a rolling twelve-month average of (i) loan delinquencies, (ii) loans migrating to real estate owned, and (iii) actual historical losses, as well as credit enhancement fees available to recapture expected losses assuming a declining portfolio balance adjusted for prepayments.
The Bank implemented this revised methodology in order to better incorporate current market conditions. For the year ended December 31, 2009, the Bank increased its allowance for credit losses through a provision of $1.5 million, of which $0.1 million related to the change in accounting estimate. Refer to “Note 9 — Mortgage Loans Held for Portfolio” for additional details on the Bank’s allowance for credit losses.
Note 3—Cash and Due from Banks
The Bank maintains collected cash balances with commercial banks in return for certain services. These arrangements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2009 and 2008 were $3.6 million and $6.4 million.
In addition, the Bank maintained average required balances with various Federal Reserve Banks of approximately $20.0 million and $20.5 million for the years ended December 31, 2009 and 2008. There are no legal restrictions under these agreements on the withdrawal of funds. Earnings credits on these balances may be used to pay for services received from the Federal Reserve Banks.
Pass-through Deposit Reserves. The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. Pass-through deposit reserves amounted to $3.2 million and $4.1 million at December 31, 2009 and 2008. The Bank includes member reserve balances as “deposits” in the Statements of Condition.

Note 4—Trading Securities
Major Security Types. Trading securities at December 31, 2009 and 2008 were as follows (dollars in thousands):

	2009	2008

TLGP[1]	$3,692,984	$2,151,485
Taxable municipal bonds[2]	741,538	—

Total	$4,434,522	$2,151,485

[1]	Temporary Liquidity Guarantee Program (TLGP) securities represented corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.

[2]	Taxable municipal bonds represented investments in U.S. Government subsidized Build America Bonds that provide the bondholder with a higher yield than traditional tax-exempt municipal bonds.
The following table summarizes net realized and unrealized gains on trading securities for the years ended December 31, 2009 and 2008 (dollars in thousands). The Bank did not have any trading securities in 2007.

	2009	2008

Realized gain on sale of trading securities	$14,446	$—
Unrealized holding gain on trading securities	4,594	1,485

Net gain on trading securities	$19,040	$1,485

Note 5—Available-for-Sale Securities
Major Security Types. Available-for-sale securities at December 31, 2009 were as follows (dollars in thousands):

			Amounts Recorded in
			Accumulated Other
			Comprehensive Loss
			Gross	Gross
	Amortized	Hedging	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value
Non-mortgage-backed securities
TLGP[1]	$563,688	$41	$2,028	$—	$565,757
Government-sponsored enterprise obligations[2]	491,136	(1,847)	5,793	1,798	493,284

Total non-mortgage-backed securities	1,054,824	(1,806)	7,821	1,798	1,059,041

Mortgage-backed securities
Government-sponsored enterprise[3]	6,716,928	—	10,514	49,070	6,678,372

Total	$7,771,752	$(1,806)	$18,335	$50,868	$7,737,413

Available-for-sale securities at December 31, 2008 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Non-mortgage-backed securities
State or local housing agency obligations[4]	$580	$—	$—	$580

Mortgage-backed securities
Government-sponsored enterprise[3]	3,983,671	—	144,271	3,839,400

Total	$3,984,251	$—	$144,271	$3,839,980

[1]	TLGP securities represented corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.

[2]	Government-sponsored enterprise (GSE) obligations represented Tennessee Valley Authority (TVA) and Federal Farm Credit Bank (FFCB) bonds.

[3]	GSE MBS represented Fannie Mae and Freddie Mac securities.

[4]	State or local housing agency obligations represented Housing Finance Agency (HFA) bonds that were purchased by the Bank from housing associates in the Bank’s district.
The following table summarizes the available-for-sale securities with unrealized losses at December 31, 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Non-mortgage-backed securities
Government-sponsored enterprise obligations	$143,278	$1,798	$—	$—	$143,278	$1,798

Mortgage-backed securities
Government-sponsored enterprise	2,784,687	14,134	2,932,739	34,936	5,717,426	49,070

Total	$2,927,965	$15,932	$2,932,739	$34,936	$5,860,704	$50,868

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

Redemption Terms. The following table shows the amortized cost and estimated fair value of available-for-sale securities at December 31, 2009 and 2008 categorized by contractual maturity (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2009		2008
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value

Due after one year through five years	$573,425	$575,703	$—	$—
Due after five years through ten years	456,150	458,139	—	—
Due after ten years	25,249	25,199	580	580

	1,054,824	1,059,041	580	580

Mortgage-backed securities	6,716,928	6,678,372	3,983,671	3,839,400

Total	$7,771,752	$7,737,413	$3,984,251	$3,839,980

The amortized cost of the Bank’s MBS classified as available-for-sale includes net discounts of $1.6 million and $7.3 million at December 31, 2009 and 2008.

Interest Rate Payment Terms. The following table details interest rate payment terms for available-for-sale securities at December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Amortized cost of non-mortgage-backed available-for-sale securities
Fixed rate	$554,824	$—
Variable rate	500,000	580

	1,054,824	580
Amortized cost of mortgage-backed available-for-sale securities
Pass-through securities
Fixed rate	595,365	—
Collateralized mortgage obligations
Variable rate	6,121,563	3,983,671

	6,716,928	3,983,671

Total	$7,771,752	$3,984,251

Gains and Losses on Sales. The Bank sold an MBS with a carrying value of $78.2 million out if its available-for-sale portfolio and recognized a gain of $0.8 million in other income (loss) during the year ended December 31, 2009. In addition, the Bank sold U.S. Treasury obligations with a total par value of $2.7 billion out of its available-for-sale portfolio and recognized a net loss of $11.7 million in other income (loss) during the year ended December 31, 2009. There were no sales of available-for-sale securities during the years ended December 31, 2008 or 2007. For details on the hedging activities associated with the sale of U.S. Treasury obligations, refer to “Note 10 — Derivatives and Hedging Activities”.

Note 6—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities at December 31, 2009 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
Negotiable certificates of deposit	$450,000	$659	$—	$450,659
Government-sponsored enterprise obligations[1]	312,962	233	5,851	307,344
State or local housing agency obligations[2]	123,608	486	424	123,670
TLGP[3]	1,250	29	—	1,279
Other[4]	6,742	94	—	6,836

Total non-mortgage-backed securities	894,562	1,501	6,275	889,788

Mortgage-backed securities
Government-sponsored enterprise[5]	4,468,928	88,482	14,942	4,542,468
U.S. government agency-guaranteed[6]	42,620	36	142	42,514
MPF shared funding	33,202	247	405	33,044
Other[7]	35,352	—	7,191	28,161

Total mortgage-backed securities	4,580,102	88,765	22,680	4,646,187

Total	$5,474,664	$90,266	$28,955	$5,535,975

Held-to-maturity securities at December 31, 2008 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
Commercial paper	$384,757	$146	$1	$384,902
State or local housing agency obligations[2]	92,765	1,878	80	94,563
Other[4]	6,906	166	—	7,072

Total non-mortgage-backed securities	484,428	2,190	81	486,537

Mortgage-backed securities
Government-sponsored enterprise[5]	5,329,884	64,310	87,540	5,306,654
U.S. government agency-guaranteed[6]	52,006	—	981	51,025
MPF shared funding	47,156	—	2,573	44,583
Other[7]	38,534	—	10,045	28,489

Total mortgage-backed securities	5,467,580	64,310	101,139	5,430,751

Total	$5,952,008	$66,500	$101,220	$5,917,288

[1]	GSE obligations represented TVA and FFCB bonds.

[2]	State or local housing agency obligations represented HFA bonds that were purchased by the Bank from housing associates in the Bank’s district.

[3]	TLGP securities represented corporate debentures issued by the Bank’s members that are backed by the full faith and credit of the U.S. Government.

[4]	Other non-MBS investments represented investments in municipal bonds and Small Business Investment Company.

[5]	GSE MBS represented Fannie Mae and Freddie Mac securities.

[6]	U.S. government agency-guaranteed MBS represented Government National Mortgage Association securities and Small Business Administration (SBA) Pool Certificates. SBA Pool Certificates represent undivided interests in pools of the guaranteed portions of SBA loans. The SBA’s guarantee of the Pool Certificates is backed by the full faith and credit of the U.S. Government.

[7]	Other MBS investments represented private-label MBS.

The following table summarizes the held-to-maturity securities with unrealized losses at December 31, 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Non-mortgage-backed securities
Government-sponsored enterprise obligations	$280,715	$5,851	$—	$—	$280,715	$5,851
State or local housing agency obligations	33,171	424	—	—	33,171	424

	313,886	6,275	—	—	313,886	6,275

Mortgage-backed securities
Government-sponsored enterprise	365,866	1,017	1,898,140	13,925	2,264,006	14,942
U.S. government agency-guaranteed	—	—	37,246	142	37,246	142
MPF shared funding	—	—	1,564	405	1,564	405
Other	—	—	28,161	7,191	28,161	7,191

	365,866	1,017	1,965,111	21,663	2,330,977	22,680

Total	$679,752	$7,292	$1,965,111	$21,663	$2,644,863	$28,955

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

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities at December 31, 2009 and 2008 by contractual maturity are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2009		2008
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$452,989	$453,742	$384,757	$384,902
Due after one year through five years	1,250	1,279	2,989	3,154
Due after five years through ten years	2,600	2,614	3,205	3,261
Due after ten years	437,723	432,153	93,477	95,220

	894,562	889,788	484,428	486,537

Mortgage-backed securities	4,580,102	4,646,187	5,467,580	5,430,751

Total	$5,474,664	$5,535,975	$5,952,008	$5,917,288

The amortized cost of the Bank’s MBS classified as held-to-maturity includes net discounts of $17.4 million and $22.6 million at December 31, 2009 and 2008.
Interest Rate Payment Terms. The following table details interest rate payment terms for held-to-maturity securities at December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Amortized cost of non-mortgage-backed held-to-maturity securities
Fixed rate	$894,562	$484,428

Amortized cost of mortgage-backed held-to-maturity securities
Pass-through securities
Fixed rate	330,981	404,078
Variable rate	7,243	8,093
Collateralized mortgage obligations
Fixed rate	1,659,530	2,318,079
Variable rate	2,582,348	2,737,330

	4,580,102	5,467,580

Total	$5,474,664	$5,952,008

Gains on Sales. There were no sales of held-to-maturity securities during the year ended December 31, 2009. During the year ended December 31, 2008, the Bank sold MBS with a carrying value of $47.4 million out of its held-to-maturity portfolio and recognized a gain of $1.8 million in other income (loss). During the year ended December 31, 2007, the Bank sold MBS with a carrying value of $32.5 million out of its held-to-maturity portfolio and recognized a gain of $0.5 million in other income (loss). The MBS sold had less than 15 percent of the acquired principal outstanding. As such, the sales were considered maturities for the purpose of the securities classification and did not impact the Bank’s ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturities.
Note 7—Other-Than-Temporary Impairment
The Bank evaluates its individual available-for-sale and held-to-maturity securities in an unrealized loss position for OTTI on at least a quarterly basis. As part of its evaluation of securities for OTTI, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank will recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in unrealized loss position that meet neither of these conditions, the Bank performs analysis to determine if any of these securities are other-than-temporarily impaired.
For its agency MBS, GSE obligations, and TLGP debt in an unrealized loss position, the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. Government is sufficient to protect the Bank from losses based on current expectations. For its state or local housing agency obligations in an unrealized loss position, the Bank determined that all of these securities are currently performing as expected. For its MPF shared funding in an unrealized loss position, the Bank determined that the underlying mortgage loans are eligible under the MPF program and the tranches owned are senior level tranches. As a result, the Bank has determined that, as of December 31, 2009, all gross unrealized losses on its agency MBS, GSE obligations, TLGP debt, state or local housing agency obligations, and MPF shared funding are temporary.
Furthermore, the declines in market value of these securities are not attributable to credit quality. The Bank does not intend to sell these securities, and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost bases. As a result, the Bank does not consider any of these securities to be other-than-temporarily impaired at December 31, 2009.

For its private-label MBS, the Bank performs cash flow analyses to determine whether the entire amortized cost bases of these securities are expected to be recovered. During the second quarter of 2009, the FHLBanks formed an OTTI Governance Committee, which is comprised of representation from all 12 FHLBanks and is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. In accordance with this methodology, the Bank may engage another designated FHLBank to perform the cash flow analysis underlying its OTTI determination. In order to promote consistency in the application of the assumptions, inputs, and implementation of the OTTI methodology, the FHLBanks established control procedures whereby the FHLBanks performing the cash flow analysis select a sample group of private-label MBS and each perform cash flow analyses on all such test MBS, using the assumptions approved by the OTTI Governance Committee. These FHLBanks exchange and discuss the results and make any adjustments necessary to achieve consistency among their respective cash flow models.
Utilizing this methodology, the Bank is responsible for making its own determination of impairment, which includes determining the reasonableness of assumptions, inputs, and methodologies used. At December 31, 2009 the Bank obtained its cash flow analysis from its designated FHLBanks on all five of its private-label MBS. The cash flow analysis uses two third-party models.
The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank’s housing price forecast assumed CBSA level current-to-trough home price declines ranging from 0 percent to 15 percent over the next 9 to 15 months. Thereafter, home prices are projected to remain flat in the first six months, and to increase 0.5 percent in the next six months, 3 percent in the second year and 4 percent in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base case current to trough housing price forecast and a base case housing price recovery path described in the prior paragraph. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of the security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss and the Bank does not intend to sell or it is not more likely than not it will be required to sell, any impairment is considered temporary.
At December 31, 2009 the Bank’s private-label MBS cash flow analysis did not project any credit losses. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost bases. As a result, the Bank does not consider any of these securities to be other-than-temporarily impaired at December 31, 2009.

Note 8—Advances
Redemption Terms. For 2009 and 2008, average interest rates paid on the Bank’s advances, including AHP advances, were 1.77 percent and 3.11 percent. The following table shows the Bank’s advances outstanding at December 31, 2009 and 2008 (dollars in thousands):

	2009		2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate %	Amount	Rate %

Overdrawn demand deposit accounts	$90	—	$623	—
2009	—	—	9,332,574	2.70
2010	7,810,541	2.56	5,212,502	3.97
2011	4,802,348	2.71	3,656,941	3.45
2012	6,080,490	1.71	5,014,300	2.25
2013	4,938,047	1.86	4,893,217	2.37
2014	990,975	3.34	671,997	3.87
Thereafter	10,409,938	3.45	11,880,793	3.29

Total par value	35,032,429	2.62	40,662,947	3.03

Discounts on AHP advances	(14)		(34)
Premiums	308		380
Discounts	(4)		(9)
Hedging fair value adjustments
Cumulative fair value gain	590,243		1,082,129
Basis adjustments from terminated and ineffective hedges	97,436		152,066

Total	$35,720,398		$41,897,479

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2009 and 2008, the Bank had callable advances of $6.6 billion and $7.9 billion.

The following table summarizes advances at December 31, 2009 and 2008, by year of contractual maturity or next call date for callable advances (dollars in thousands):

Year of Contractual Maturity or Next Call Date	2009	2008

Overdrawn demand deposit accounts	$90	$623
2009	—	16,934,745
2010	14,153,813	5,279,406
2011	4,659,405	3,652,944
2012	3,197,057	2,290,764
2013	3,338,712	3,292,310
2014	1,097,691	671,997
Thereafter	8,585,661	8,540,158

Total par value	$35,032,429	$40,662,947

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At December 31, 2009 and 2008, the Bank had putable advances outstanding totaling $7.1 billion and $8.5 billion.
The following table summarizes advances at December 31, 2009 and 2008, by year of contractual maturity or next put date for putable advances (dollars in thousands):

Year of Contractual Maturity or Next Put Date	2009	2008

Overdrawn demand deposit accounts	$90	$623
2009	—	14,353,624
2010	12,545,341	5,754,252
2011	5,126,148	3,973,741
2012	5,708,790	4,631,600
2013	4,611,147	4,566,317
2014	975,975	656,997
Thereafter	6,064,938	6,725,793

Total par value	$35,032,429	$40,662,947

Security Terms. The Bank lends to financial institutions within its district according to federal statutes, including the FHLBank Act. The FHLBank Act requires the Bank to obtain sufficient collateral on advances to protect against losses and permits the Bank to accept the following as eligible collateral on such advances: residential mortgage loans, certain U.S. Government or government agency securities, cash or deposits, and other eligible real estate-related assets. As additional security, the FHLBank Act provides that the Bank has a lien on each borrower’s capital stock in the Bank. CFIs are defined under applicable law as those institutions that have, as of the date of the transaction at issue, less than $1.0 billion in average total assets over the three years preceding that date. Beginning January 1, 2009, the Finance Agency adjusted the average total assets cap to $1.011 billion. CFIs are eligible under expanded statutory collateral rules to pledge as collateral for advances small-business, small-farm and small-agribusiness loans fully secured by collateral other than real estate, or securities representing a whole interest in such secured loans. Secured loans for “community development activities” also constitute eligible collateral for advances to CFIs.
At December 31, 2009 and 2008, the Bank had rights to collateral with an estimated value greater than the related outstanding advances. The estimated value of collateral required to secure each borrower’s obligation is calculated by applying collateral discounts or haircuts. The amount of these discounts or haircuts will vary based on the type of collateral and security agreement. Additionally, the Bank imposes the following requirements to protect the advances made:
(1)	Requiring the borrower to execute a written security agreement whereby the borrower retains possession of the collateral assigned to the Bank and agrees to hold such collateral for the benefit of the Bank; or
(2)	Requiring the borrower specifically to assign or place physical possession of such collateral with the Bank or a third-party custodian approved by the Bank.
Beyond these provisions, the FHLBank Act affords any security interest granted by a member or any affiliate of the member to the Bank priority over the claims and rights of any other party except those claims that would be entitled to priority under otherwise applicable law and that are held by bona fide purchasers for value or by secured parties with perfected security interests.
Credit Risk. While the Bank has never experienced a credit loss on an advance to a member, the expanded statutory collateral rules for CFIs provide the potential for additional credit risk. Bank management has policies and procedures in place to appropriately manage credit risk, including requirements for physical possession or control of pledged collateral, restrictions on borrowings, review of advance requests, verifications of collateral and continuous monitoring of borrowings and the member’s financial condition. Accordingly, the Bank has not provided any allowance for credit losses on advances.

At December 31, 2009 and 2008, the Bank had $15.0 billion and $18.3 billion of par value advances outstanding that were greater than or equal to $1 billion per member. These advances were made to six and seven borrowers, representing 43 percent and 45 percent of total advances outstanding at December 31, 2009 and 2008, respectively. The Bank holds sufficient collateral to cover the advances to these institutions, and does not expect to incur any credit losses on these advances.
Interest Rate Payment Terms. The following table details interest-rate payment terms for advances at December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Par amount of advances
Fixed rate	$24,601,644	$28,050,033
Variable rate	10,430,785	12,612,914

Total	$35,032,429	$40,662,947

Prepayment Fees. The Bank records prepayment fees received from members and former members on prepaid advances net of any associated basis adjustments related to hedging activities on those advances and net of any deferrals on advance modifications. The net amount of prepayment fees is reflected as “prepayment fees on advances, net” in the Statements of Income. Gross prepayment fees received from members and former members were $14.2 million, $3.2 million, and $3.6 million during the years ended December 31, 2009, 2008, and 2007.
Note 9—Mortgage Loans Held for Portfolio
The MPF program involves investment by the Bank in mortgage loans that are held-for-portfolio which are either funded by the Bank through, or purchased from PFIs. MPF loans may also be participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank’s PFIs originate, service, and credit enhance mortgage loans that are then sold to the Bank. PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the PFI to a designated mortgage service provider.

Mortgage loans with a contractual maturity of 15 years or less are classified as medium-term, and all other mortgage loans are classified as long-term. The following table presents information at December 31, 2009 and 2008 on mortgage loans held for portfolio (dollars in thousands):

	2009	2008
Real Estate:
Fixed rate, medium-term single family mortgages	$1,908,191	$2,409,977
Fixed rate, long-term single family mortgages	5,804,567	8,266,134

Total par value	7,712,758	10,676,111

Premiums	53,007	86,355
Discounts	(52,165)	(81,547)
Basis adjustments from mortgage loan commitments	4,836	4,491
Allowance for credit losses	(1,887)	(500)

Total mortgage loans held for portfolio, net	$7,716,549	$10,684,910

The par value of mortgage loans held for portfolio outstanding at December 31, 2009 and 2008 consisted of government-insured loans totaling $379.3 million and $423.4 million and conventional loans totaling $7.3 billion and $10.3 billion, respectively.
During the second quarter of 2009, the Bank sold $2.1 billion of mortgage loans to the FHLBank of Chicago, who immediately sold these loans to Fannie Mae.
The Bank’s management of credit risk in the MPF program involves several layers of legal loss protection that are defined in agreements among the Bank and its participating PFIs. For the Bank’s conventional MPF loans, the availability of loss protection may differ slightly among MPF products. The Bank’s loss protection consists of the following loss layers, in order of priority:
•	Homeowner Equity.
•	Primary Mortgage Insurance (PMI). PMI is on all loans with homeowner equity of less than 20 percent of the original purchase price or appraised value.
•	First Loss Account. The first loss account specifies the Bank’s loss exposure under each master commitment prior to the PFI’s credit enhancement obligation. If the Bank experiences losses in a master commitment, these losses will either be (i) recovered through the recapture of performance based credit enhancement fees from the PFI or (ii) absorbed by the Bank. The first loss account balance for all master commitments is a memorandum account and was $116.4 million and $105.9 million at December 31, 2009 and 2008.

•	Credit Enhancement Obligation of PFI. PFIs have a credit enhancement obligation to absorb losses in excess of the first loss account in order to limit the Bank’s loss exposure to that of an investor in an MBS that is rated the equivalent of AA by a nationally recognized statistical rating organization. PFIs are required to either collateralize their credit enhancement obligation with the Bank or to purchase SMI from a highly rated mortgage insurer. All of the Bank’s SMI providers have had their external ratings for claims-paying ability or insurer financial strength downgraded below AA. Ratings downgrades imply an increased risk that these SMI providers will be unable to fulfill their obligations to reimburse the Bank for claims under insurance policies. On August 7, 2009, the Finance Agency granted a waiver for one year on the AA rating requirement of SMI providers for existing loans and commitments in the MPF program.
The Bank utilizes an allowance for credit losses to reserve for estimated losses after considering the recapture of performance based credit enhancement fees from the PFI. The allowance for credit losses on mortgage loans was as follows (dollars in thousands):

	2009	2008	2007

Balance, beginning of year	$500	$300	$250

Charge-offs	(88)	(95)	(19)
Provision for credit losses	1,475	295	69

Balance, end of year	$1,887	$500	$300

In accordance with the Bank’s allowance for credit losses methodology, the allowance estimate is based on both quantitative and qualitative factors. Quantitative factors include but are not limited to portfolio composition and characteristics, delinquency levels, historical loss experience, changes in members’ credit enhancements, including the recovery of performance based credit enhancement fees, and other relevant factors using a pooled loan approach. Qualitative factors include but are not limited to changes in national and local economic trends.
The Bank monitors and reports its loan portfolio performance monthly. Adjustments to the allowance for credit losses are considered at least quarterly based upon the factors discussed above. For the year ended December 31, 2009, the Bank increased its allowance for credit losses through a provision of $1.5 million. This was primarily due to increased delinquency and loss severity rates throughout 2009. In addition, credit enhancement fees available to recapture losses decreased in 2009 as a result of the mortgage loan sale and increased principal repayments. For the years ended December 31, 2008 and 2007, the Bank increased its allowance for credit losses through a provision of $0.3 million and $0.1 million.

At December 31, 2009 and 2008, the Bank had $102.0 million and $48.4 million of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $1.1 million and $0.5 million at December 31, 2009 and 2008. At December 31, 2009 and 2008, the Bank had $12.2 million and $7.6 million of real estate owned recorded as a component of “other assets” in the Statements of Condition.
Effective February 26, 2009, the MPF program was expanded to include a new off-balance sheet product called MPF Xtra (MPF Xtra is a registered trademark of the FHLBank of Chicago). Under this product, the Bank assigns 100 percent of its interests in PFI master commitments to the FHLBank of Chicago. The FHLBank of Chicago then purchases mortgage loans from the Bank’s PFIs under the master commitments and sells those loans to Fannie Mae. Currently, only PFIs that retain servicing of their MPF loans are eligible for the MPF Xtra product. In 2009, the FHLBank of Chicago funded $150.1 million of MPF Xtra mortgage loans under the master commitments of the Bank’s PFIs. The Bank recorded approximately $0.1 million in MPF Xtra fee income from the FHLBank of Chicago in 2009. The fee is compensation to the Bank for its continued management of the PFI relationship under MPF Xtra, including initial and ongoing training as well as enforcement of the PFIs representations and warranties as necessary under the PFI Agreement and MPF Guides.
Note 10—Derivatives and Hedging Activities
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
Interest Rate Swaps. An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable interest rate index for the same period of time. The variable interest rate received or paid by the Bank in most derivative agreements is London Interbank Offered Rate (LIBOR).
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
Application of Derivatives
Derivative financial instruments are used by the Bank in two ways:
(1)	as a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); or
(2)	as a non-qualifying hedge of an asset, liability, or firm commitment (an economic hedge) for asset-liability management purposes.
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
Consolidated Obligations—While consolidated obligations are the joint and several obligations of the 12 FHLBanks, the Bank is the primary obligor for the consolidated obligations recorded in the Bank’s Statements of Condition. To date, the Bank has never had to assume or pay the consolidated obligations of another FHLBank. The Bank may enter into derivatives to hedge the interest rate risk associated with its consolidated obligations. The Bank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation.

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
When issuing putable advances, the Bank effectively purchases a put option from the member that allows the Bank to put or extinguish the fixed interest rate advance, which the Bank normally would exercise when interest rates increase. The Bank may hedge these advances by entering into a cancelable interest rate swap.
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

Certain mortgage purchase commitments are considered derivatives. The Bank normally hedges these commitments by selling TBA MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized using the effective-yield method.
Investments—The Bank’s investments include, but are not limited to, certificates of deposit, commercial paper, U.S. Treasury obligations, municipal bonds, TVA and FFCB bonds, MBS, TLGP securities, and the taxable portion of state or local HFA obligations, which may be classified as held-to-maturity, available-for-sale, or trading securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may also manage the prepayment and interest rate risk by funding investment securities with either callable or non-callable consolidated obligations or by hedging the prepayment risk with interest rate caps or floors, interest rate swaps, or swaptions.
For available-for-sale securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in value related to the risk being hedged in other income (loss) as “Net gain (loss) on derivatives and hedging activities” together with the related change in the fair value of the derivative, and the remainder of the change in accumulated other comprehensive loss as “Net unrealized losses on available-for-sale securities.”
The Bank may also manage the risk arising from changing market prices of investment securities classified as trading by entering into derivatives (economic hedges) that offset the changes in fair value of the securities. The market value changes of both the trading securities and the associated derivatives are included in other income (loss) as “Net gain on trading securities” and “Net gain (loss) on derivatives and hedging activities.”
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
At December 31, 2009 and 2008, the Bank’s maximum credit risk, as defined above, was approximately $11.0 million and $2.8 million. At December 31, 2009, the Bank held cash collateral of $2.8 million and therefore reduced its total credit risk exposure of $13.8 million by that amount, resulting in a maximum credit risk of $11.0 million. At December 31, 2008, the Bank did not hold any cash as collateral. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty.
The valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and the Bank’s own credit standing. The Bank has collateral agreements with all its derivative counterparties that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments for credit were deemed necessary to the recorded fair values of “derivative assets” and “derivative liabilities” in the Statements of Condition at December 31, 2009.
Some of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank may be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at December 31, 2009 was $336.1 million for which the Bank has posted cash collateral of $56.0 million in the normal course of business. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $202.9 million of collateral to its derivative counterparties at December 31, 2009. However, the Bank’s credit rating has not changed during the previous 12 months.

Financial Statement Effect and Additional Financial Information
The notional amount of derivatives reflects the volume of the Bank’s hedges, but it does not measure the credit exposure of the Bank because there is no principal at risk.
The following table summarizes the Bank’s fair value of derivative instruments, without the effect of netting arrangements or collateral at December 31, 2009 (dollars in thousands). For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

	Notional	Derivative	Derivative
Fair Value of Derivative Instruments	Amount	Assets	Liabilities

Derivatives designated as hedging instruments
Interest rate swaps	$34,196,552	$284,759	$685,933

Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	9,407,539	41,976	14,783
Interest rate caps	3,240,000	51,312	—
Forward settlement agreements (TBAs)	27,500	322	1
Mortgage delivery commitments	26,712	2	283

Total derivatives not designated as hedging instruments	12,701,751	93,612	15,067

Total derivatives and related accrued interest before netting and collateral adjustments	$46,898,303	378,371	701,000

Netting adjustments[1]		(364,609)	(364,609)
Cash collateral and related accrued interest		(2,750)	(56,007)

Total netting adjustments and cash collateral		(367,359)	(420,616)

Derivative assets and liabilities		$11,012	$280,384

[1]	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions by counterparty.

The following table summarizes the Bank’s fair value of derivative instruments, excluding accrued interest and collateral by category at December 31, 2008 (dollars in thousands).

	2008
		Estimated
	Notional	Fair Value
Interest rate swaps
Fair value	$23,470,693	$(779,200)
Economic	3,640,595	(1,840)
Interest rate caps
Economic	2,340,000	2,481
Forward settlement agreements
Economic	289,000	(2,323)
Mortgage delivery commitments
Economic	288,175	2,017

Total notional and fair value	$30,028,463	$(778,865)

Total derivatives, excluding accrued interest		(778,865)
Accrued interest		78,769
Net cash collateral		267,921

Net derivative balance		$(432,175)

Net derivative assets		2,840
Net derivative liabilities		(435,015)

Net derivative balance		$(432,175)

The following table presents the components of “Net gain (loss) on derivatives and hedging activities” for the year ended December 31, 2009 (dollars in thousands):

2009
Derivatives and hedged items in fair value hedging relationships
Interest rate swaps	$99,587

Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	17,203
Interest rate caps	19,249
Forward settlement agreements (TBAs)	1,305
Mortgage delivery commitments	(3,565)

Total net gain related to derivatives not designated as hedging instruments	34,192

Net gain on derivatives and hedging activities	$133,779

During the year ended December 31, 2009, the Bank purchased and sold $2.7 billion of 30-year U.S. Treasury obligations. At the time of purchase, the Bank entered into interest rate swaps to convert the fixed rate investments to floating rate. The relationships were accounted for as a fair value hedge relationship with changes in LIBOR (benchmark interest rate) reported as hedge ineffectiveness through “net gain (loss) on derivative and hedging activities.” At the time of sale, the Bank terminated the related interest rate swaps. The Bank recorded a net loss on the sale of the available-for-sale securities of $11.7 million through “net realized loss on sale of available-for-sale securities” for the year ended December 31, 2009. In addition, the termination of the related interest rate swaps and normal ineffectiveness resulted in a net gain of $82.6 million recorded through “net gain (loss) on derivatives and hedging activities” for the year ended December 31, 2009. The overall impact of these transactions was a net gain of $70.9 million for the year ended December 31, 2009.
The following table presents the components of “Net gain (loss) on derivatives and hedging activities” for the years ended December 31, 2008 and 2007 (dollars in thousands):

	2008	2007

Net (loss) gain related to fair value hedge ineffectiveness	$(4,021)	$3,145
Net (loss) gain related to economic hedges	(29,154)	1,346

Net (loss) gain on derivatives and hedging activities	$(33,175)	$4,491

The following table presents, by type of hedged item, the (loss) gain on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the year ended December 31, 2009 (dollars in thousands):

	2009
			Net Fair Value	Effect on
	Gain (Loss) on	(Loss) Gain on	Hedge	Net Interest
Hedged Item Type	Derivative	Hedged Item	Ineffectiveness	Income[1]

Advances	$493,983	$(491,376)	$2,607	$(365,664)
Investments	84,655	(1,806)	82,849	(11,534)
Bonds	(249,413)	263,544	14,131	276,998

Total	$329,225	$(229,638)	$99,587	$(100,200)

[1]	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Note 11—Deposits
The Bank offers demand and overnight deposits to members and qualifying non-members. In addition, the Bank offers short-term interest bearing deposit programs to members. During 2009 and 2008 average deposits amounted to $1.3 billion and $1.4 billion. The average interest rates paid on average deposits during 2009 and 2008 were 0.18 percent and 1.64 percent. At December 31, 2009 and 2008, deposits had maturities of less than one year.
Certain financial institutions have agreed to maintain compensating balances in consideration of correspondent and other noncredit services. These balances are classified as “deposits” in the Statements of Condition. The compensating balances held by the Bank averaged $15.7 billion and $4.1 billion during 2009 and 2008. Effective October 31, 2009, the Bank no longer holds compensating balances from financial institutions.
The following table details deposits with the Bank that are interest bearing and non-interest bearing as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Interest bearing:
Demand and overnight	$660,263	$924,956
Term	483,962	464,686
Non-interest bearing:
Demand	80,966	106,828

Total deposits	$1,225,191	$1,496,470

The aggregate amount of term deposits with a denomination of $100,000 or more was $483.9 million and $464.7 million as of December 31, 2009 and 2008.
Note 12—Consolidated Obligations
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
The par amounts of the outstanding consolidated obligations of the 12 FHLBanks were approximately $930.5 billion and $1,251.5 billion at December 31, 2009 and 2008. The FHLBank Act authorizes the U.S. Treasury to purchase consolidated obligations issued by the FHLBanks up to an aggregate principal amount of $4.0 billion. At December 31, 2009, no such purchases had been made by the U.S. Treasury.
Interest Rate Payment Terms. The following table shows bonds by interest rate payment type at December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Par amount of bonds:
Fixed rate	$41,360,598	$37,954,099
Simple variable rate	7,540,000	4,315,000
Step-up	1,422,000	—

Total par value	$50,322,598	$42,269,099

Redemption Terms. The following table shows the Bank’s bonds outstanding at December 31, 2009 and 2008 by year of contractual maturity (dollars in thousands):

	2009		2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate %	Amount	Rate %

2009	$—	—	$15,962,600	3.10
2010	23,040,050	1.43	6,159,050	4.01
2011	9,089,100	2.45	4,670,100	4.34
2012	5,337,250	2.79	2,231,050	4.54
2013	2,522,835	3.73	2,417,500	4.35
2014	1,421,710	3.66	500,500	5.00
Thereafter	6,961,565	5.04	7,908,200	5.14
Index amortizing notes	1,950,088	5.12	2,420,099	5.12

Total par value	50,322,598	2.58	42,269,099	4.04

Premiums	49,514		50,742
Discounts	(34,785)		(40,699)
Hedging fair value adjustments
Cumulative fair value loss	148,954		348,214
Basis adjustments from terminated and ineffective hedges	326		95,117
Fair value option adjustments
Net loss on bonds held at fair value	4,394		—
Change in accrued interest	3,473		—

Total	$50,494,474		$42,722,473

The following table shows the Bank’s bonds outstanding at December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Par amount of bonds
Noncallable or nonputable	$44,380,598	$39,214,099
Callable	5,942,000	3,055,000

Total par value	$50,322,598	$42,269,099

The following table shows the Bank’s bonds outstanding by year of contractual maturity or next call date at December 31, 2009 and 2008 (dollars in thousands):

Year of Contractual Maturity or Next Call Date	2009	2008

2009	$—	$18,507,600
2010	27,757,050	6,229,050
2011	7,744,100	4,060,100
2012	3,430,250	1,801,050
2013	2,117,835	1,807,500
2014	626,710	435,500
Thereafter	6,696,565	7,008,200
Index amortizing notes	1,950,088	2,420,099

Total par value	$50,322,598	$42,269,099

Extinguishment of Debt. For the year ended December 31, 2009, losses on the extinguishment of debt totaled $89.9 million due to the Bank extinguishing bonds with a total par value of $0.9 billion. These losses exclude basis adjustment accretion of $2.8 million recorded in net interest income. As a result, net losses recorded in the Statements of Income on the extinguishment of debt totaled $87.1 million for the year ended December 31, 2009. For the year ended December 31, 2008, net gains on the extinguishment of debt totaled $0.7 million due to the Bank extinguishing bonds with a total par value of $0.5 billion. There were no gains or losses on the extinguishment of debt for the year ended December 31, 2007. Losses and gains on the extinguishment of debt are recorded as a component of other income (loss) in the Statements of Income.
Discount Notes. Discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365/366 days. These notes are issued at less than their face amount and redeemed at par value when they mature.
The Bank’s discount notes, all of which are due within one year, were as follows at December 31, 2009 and 2008 (dollars in thousands):

	2009		2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate %	Amount	Rate %

Par value	$9,418,870	0.13	$20,153,370	1.83
Discounts	(1,688)		(92,099)

Total	$9,417,182		$20,061,271

Note 13—Affordable Housing Program
The Bank accrues its AHP assessment monthly based on its net earnings. The Bank reduces the AHP liability as program funds are distributed. If the Bank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2009, 2008, or 2007.
The following table presents a roll forward of the Bank’s AHP liability for the years ended December 31, 2009, 2008, and 2007 (dollars in thousands):

	2009	2008	2007

Balance, beginning of year	$39,715	$42,622	$44,714

Assessments	16,248	14,168	12,094
Disbursements	(15,484)	(17,075)	(14,186)

Balance, end of year	$40,479	$39,715	$42,622

In addition to the AHP grant program, the Bank also had AHP-related advances with a principal balance outstanding of $0.9 million and $1.0 million at December 31, 2009 and 2008. Discounts recorded by the Bank on these advances are treated as a reduction of the AHP liability at origination. The Bank did not issue AHP advances in 2009, 2008, or 2007.
Note 14—Resolution Funding Corporation
The FHLBanks’ aggregate payments through 2009 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to second quarter of 2012, effective December 31, 2009. The FHLBanks’ aggregate payments through 2009 have satisfied $2.3 million of the $75 million scheduled payment due on April 15, 2012 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2009 until the annuity is satisfied.
The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 million in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030 will be paid to the U.S. Department of Treasury.

Note 15—Capital
The Bank is subject to three regulatory capital requirements. The Bank must maintain at all times permanent capital in an amount at least equal to the sum of its credit, market, and operations risk capital requirements, calculated in accordance with Bank policy and rules and regulations of the Finance Agency. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk based capital requirement. Regulatory capital, as defined by the Finance Agency, includes mandatorily redeemable capital stock and excludes accumulated other comprehensive loss. For reasons of safety and soundness, the Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required as defined by the risk based capital requirements. Additionally, the Bank is required to maintain at least a four percent total capital-to-asset ratio and at least a five percent leverage ratio at all times. The leverage ratio is defined as permanent capital weighted 1.5 times divided by total assets. For reasons of safety and soundness, the Finance Agency may require the Bank to maintain a higher total capital-to-asset ratio.
The following table shows the Bank’s compliance with the Finance Agency’s capital requirements at December 31, 2009 and 2008 (dollars in thousands):

	2009		2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$826,709	$2,952,836	$1,967,981	$3,173,807
Total capital-to-asset ratio	4.00%	4.57%	4.00%	4.66%
Total regulatory capital	$2,586,267	$2,952,836	$2,725,172	$3,173,807
Leverage ratio	5.00%	6.85%	5.00%	6.99%
Leverage capital	$3,232,834	$4,429,254	$3,406,465	$4,760,711
The Bank issues a single class of capital stock (Class B stock). The Bank’s Class B stock has a par value of $100 per share, and all shares are purchased, repurchased, redeemed, or transferred only at par value. The Bank has two subclasses of Class B stock: membership stock and activity-based stock.
Each member must maintain Class B membership stock in an amount equal to 0.12 percent of the member’s total assets as of the preceding December 31st subject to a cap of $10.0 million and a floor of $10,000.

Excess Stock. The Bank had excess capital stock (including excess mandatorily redeemable capital stock) of $61.8 million and $61.1 million at December 31, 2009 and 2008. In late 2008, as a result of market conditions, the Bank temporarily discontinued its practice of voluntarily repurchasing excess activity-based capital stock. Due to improved market conditions throughout the second half of 2009, the Bank’s Board of Directors terminated this temporary action. On December 18, 2009, the Bank resumed its normal practice of voluntarily repurchasing excess activity-based capital stock and repurchased $569.6 million of excess activity-based capital stock from its members.
Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of its capital stock. Member shares cannot be purchased or sold except between the Bank and its members at its $100 per share par value. If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock would no longer be classified as interest expense. For the years ended December 31, 2009, 2008 and 2007, dividends on mandatorily redeemable capital stock in the amount of $0.3 million, $1.0 million, and $2.9 million were recorded as interest expense.
The following table shows the Bank’s capital stock subject to mandatory redemption by reason for redemption at December 31, 2009, 2008, and 2007 (dollars in thousands):

	2009		2008		2007
	Number		Number		Number
	of		of		of
	Members	Amount	Members	Amount	Members	Amount

Voluntary termination of membership as a result of a merger or consolidation into a member of another FHLBank	13	$8,262	10	$10,907	32	$45,616
Member withdrawal	1	84	—	—	—	—
Member requests for partial redemption of excess stock	—	—	—	—	8	423

Total	14	$8,346	10	$10,907	40	$46,039

The following table shows the amount of capital stock subject to redemption or repurchase by year of redemption or repurchase at December 31, 2009 and 2008 (dollars in thousands). Membership capital stock is shown by year of earliest mandatory redemption, which reflects the earliest time at which the Bank is required to repurchase the member’s capital stock. Activity-based capital stock is shown by year of anticipated repurchase assuming that the Bank will repurchase activity-based capital stock as the associated activities are reduced or no longer outstanding and that the underlying activities are no longer outstanding on their contractual maturity dates (which may be before or after the expiration of the five-year notice of redemption or withdrawal).

Year of Redemption or Repurchase	2009	2008

2009	$—	$3,487
2010	6,711	5,924
2011	733	492
2012	143	383
2013	61	305
2014	87	—
Thereafter	611	316

Total	$8,346	$10,907

The Bank’s activity for mandatorily redeemable capital stock was as follows in 2009, 2008 and 2007 (dollars in thousands):

	2009	2008	2007

Balance, beginning of year	$10,907	$46,039	$64,852

Mandatorily redeemable capital stock issued	7	49	13,468
Capital stock subject to mandatory redemption reclassified from capital stock	19,170	2,861	6,326
Capital stock previously subject to mandatory redemption reclassified to capital stock	—	—	(24,112)
Repurchase of mandatorily redeemable capital stock	(21,738)	(38,042)	(14,495)

Balance, end of year	$8,346	$10,907	$46,039

Note 16—Pension and Postretirement Benefits
The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The plan covers all officers and employees of the Bank that meet certain eligibility requirements. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $5.7 million in 2009, $3.2 million in 2008, and $3.3 million in 2007. In 2009, funding and administrative costs included a one-time discretionary contribution to the Pentegra Defined Benefit Plan of $3.3 million. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not made.
The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The plan covers all officers and employees of the Bank that meet certain eligibility requirements. The Bank’s contributions are equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank contributed $0.7 million, $0.6 million, and $0.6 million for each of the years ended December 31, 2009, 2008, and 2007.
In addition, the Bank offers the Benefit Equalization Plan (BEP). The BEP is a nonqualified retirement plan restoring benefits offered under the qualified plans which have been limited by laws governing such plans. The BEP covers selected officers of the Bank. There are no funded assets that have been designated to provide benefits under this plan.
BEP. The Bank contributed $66,000, $69,000, and $66,000 in the years ended December 31, 2009, 2008, and 2007 for the defined contribution portion of the BEP.

The second portion of the BEP is a nonqualified defined benefit plan. The projected benefit obligation of the Bank’s BEP at December 31, 2009 and 2008 was as follows (dollars in thousands):

	2009	2008
Change in benefit obligation
Projected benefit obligation at beginning of year	$4,928	$4,379
Service cost	298	157
Interest cost	297	280
Actuarial loss	152	327
Benefits paid	(256)	(358)
Change due to decrease in discount rate	171	143

Projected benefit obligation at end of year	$5,590	$4,928

Amounts recognized in the Statements of Condition for the Bank’s BEP at December 31, 2009 and 2008 were (dollars in thousands):

	2009	2008
Accrued benefit liability	$5,590	$4,928
Accumulated other comprehensive loss	(1,760)	(1,627)

Net amount recognized	$3,830	$3,301

The accumulated benefit obligation for the Bank’s BEP was $5.3 million and $4.8 million at December 31, 2009 and 2008.
Components of net periodic benefit cost for the Bank’s BEP for the years ended December 31, 2009, 2008, and 2007 were (dollars in thousands):

	2009	2008	2007
Net periodic benefit cost
Service cost	$298	$157	$60
Interest cost	297	280	265
Amortization of unrecognized prior service cost	54	54	54
Amortization of unrecognized net loss	136	93	101

Net periodic benefit cost	$785	$584	$480

The following table details the change in the accumulated other comprehensive loss balance related to the defined benefit portion of the Bank’s BEP for the year ended December 31, 2009 (dollars in thousands):

	Prior Service	Net Loss
	Cost	(Gain)	Total

Balance at beginning of year	$186	$1,441	$1,627
Net loss on defined benefit plan	—	323	323
Amortization	(54)	(136)	(190)

Balance at end of year	$132	$1,628	$1,760

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2010 are (dollars in thousands):

Projected amortization of unrecognized prior service cost	$41
Projected amortization of unrecognized net loss	153

Total projected amortization of amounts in accumulated other comprehensive loss	$194

The measurement date used to determine the current year’s benefit obligation was December 31, 2009.
Key assumptions and other information for the actuarial calculations for the Bank’s BEP for the years ended December 31, 2009, 2008, and 2007 were:

	2009	2008	2007
Discount rate — benefit obligations	5.75%	6.00%	6.25%
Discount rate — net periodic benefit cost	6.00%	6.25%	5.75%
Salary increases	4.80%	4.80%	4.80%
Amortization period (years)	8	9	11
The 2009 discount rate used to determine the benefit obligation of the Bank’s BEP was determined using a discounted cash flow approach which incorporates the timing of each expected future benefit payment. Future benefit payments were estimated based on census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments was calculated using duration-based interest rate yields from the Citibank Pension Discount Curve as of December 31, 2009, and solving for the single discount rate that produced the same present value.
The Bank estimates that its required contributions to the defined benefit portion of the BEP for the year ended December 31, 2010 will be $261,000.

Estimated future benefit payments reflecting expected future services for the years ending after December 31, 2009 were (dollars in thousands):

Year	Amount
2010	$261
2011	265
2012	282
2013	298
2014	322
2015 through 2019	2,309
Note 17—Segment Information
The Bank has identified two primary operating segments based on its products and services as well as its method of internal reporting: Member Finance and Mortgage Finance.
The Member Finance segment includes advances, investments (excluding MBS, HFA investments, and SBA investments), and the funding and hedging instruments related to those assets. Member deposits are also included in this segment. Net interest income for the Member Finance segment is derived primarily from the difference, or spread, between the yield on the assets in this segment and the cost of the member deposit and funding related to those assets.
The Mortgage Finance segment includes mortgage loans purchased through the MPF program, MBS, HFA investments, and SBA investments, and the funding and hedging instruments related to those assets. Net interest income for the Mortgage Finance segment is derived primarily from the difference, or spread, between the yield on the assets in this segment and the cost of the funding related to those assets.
Capital is allocated to the Member Finance and Mortgage Finance segments based on each segment’s amount of capital stock, retained earnings, and accumulated other comprehensive loss.
The Bank evaluates performance of the segments based on adjusted net interest income after providing for a mortgage loan credit loss provision. Previously, adjusted net interest income included the interest income and expense on economic hedge relationships included in other income (loss). During the first quarter of 2009, the Bank enhanced its calculation of adjusted net interest income and concluded that adjusted net interest income should also exclude basis adjustment amortization/accretion on called and extinguished debt included in interest expense and include concession expense on fair value option bonds included in other expense.

The following table shows the Bank’s financial performance by operating segment for the years ended December 31, 2009, 2008, and 2007 (dollars in thousands). Prior period amounts have been adjusted to reflect the Bank’s enhanced calculation of adjusted net interest income.

	Member	Mortgage
	Finance	Finance	Total
2009
Adjusted net interest income	$133,768	$83,330	$217,098
Provision for credit losses on mortgage loans	—	1,475	1,475

Adjusted net interest income after mortgage loan credit loss provision	$133,768	$81,855	$215,623

Average assets for the year	$51,866,956	$18,834,225	$70,701,181
Total assets at year end	$45,558,042	$19,098,631	$64,656,673

2008
Adjusted net interest income	$122,233	$133,231	$255,464
Provision for credit losses on mortgage loans	—	295	295

Adjusted net interest income after mortgage loan credit loss provision	$122,233	$132,936	$255,169

Average assets for the year	$50,613,222	$19,040,595	$69,653,817
Total assets at year end	$48,064,653	$20,064,654	$68,129,307

2007
Adjusted net interest income	$139,032	$30,246	$169,278
Provision for credit losses on mortgage loans	—	69	69

Adjusted net interest income after mortgage loan credit loss provision	$139,032	$30,177	$169,209

Average assets for the year	$31,112,454	$16,248,396	$47,360,850
Total assets at year end	$43,022,745	$17,712,861	$60,735,606

For adjusted net interest income, the Bank includes the following:
•	Interest income and interest expense associated with economic hedges recorded as a component of “Net gain (loss) on derivatives and hedging activities” in other income (loss) in the Statements of Income; and
•	Concession expense associated with fair value option bonds recorded in “other expense” in the Statements of Income.
For adjusted net interest income, the Bank excludes the following:
•	Interest income and interest expense associated with basis adjustment amortization/accretion on called and extinguished debt recorded as a component of “Bond interest expense” in the Statements of Income.
The following table reconciles the Bank’s financial performance by operating segment to total income before assessments for the years ended December 31, 2009, 2008, and 2007 (dollars in thousands):

	2009	2008	2007

Adjusted net interest income after mortgage loan credit loss provision	$215,623	$255,169	$169,209
Net interest (income) expense on economic hedges	(5,141)	2,178	1,696
Concession expense on fair value option bonds	488	—	—
Interest (expense) income on basis adjustment amortization/accretion of called debt	(17,777)	(12,067)	167
Interest income on basis adjustment accretion of extinguished debt	2,767	—	—

Net interest income after mortgage loan credit loss provision	195,960	245,280	171,072

Other income (loss)	55,785	(27,839)	10,333
Other expenses	53,060	44,087	42,454

Income before assessments	$198,685	$173,354	$138,951

Note 18—Estimated Fair Values
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
Fair Value Option. The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value in the financial statements. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income.
During 2009 the Bank elected to record certain bonds that did not qualify for hedge accounting at fair value under the fair value option. These bonds, coupled with related derivatives, were unable to achieve hedge effectiveness. Therefore, in order to achieve some offset to the mark-to-market on the fair value option bonds, the Bank executed economic derivatives.
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

Fair Value on a Recurring Basis. The following table presents, for each hierarchy level, the Banks’ assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2009 (dollars in thousands):

				Netting
	Level 1	Level 2	Level 3	Adjustment[1]	Total
Assets
Trading securities
TLGP	$—	$3,692,984	$—	$—	$3,692,984
Taxable municipal bonds	—	741,538	—	—	741,538
Available-for-sale securities
TLGP	—	565,757	—	—	565,757
Government-sponsored enterprise	—	7,171,656	—	—	7,171,656
Derivative assets	322	378,049	—	(367,359)	11,012

Total assets at fair value	$322	$12,549,984	$—	$(367,359)	$12,182,947

Liabilities
Bonds[2]	$—	$(5,997,867)	$—	$—	$(5,997,867)
Derivative liabilities	(1)	(700,999)	—	420,616	(280,384)

Total liabilities at fair value	$(1)	$(6,698,866)	$—	$420,616	$(6,278,251)

[1]	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Net cash collateral plus accrued interest totaled $53.2 million at December 31, 2009.

[2]	Represents bonds recorded under the fair value option.

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
For instruments carried at fair value in the Statements of Condition, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification to the hierarchy level for certain financial assets or liabilities. At December 31, 2009 the Bank had made no reclassifications to its fair value hierarchy.
The following table summarizes the activity related to bonds in which the fair value option has been elected during 2009 (dollars in thousands):

2009
Balance, beginning of the year	$—
New bonds elected for fair value option	5,990,000
Net loss on bonds held at fair value	4,394
Change in accrued interest	3,473

Balance, end of the year	$5,997,867

The following table presents the changes in fair value included in the Statements of Income for bonds in which the fair value option has been elected during 2009 (dollars in thousands):

2009
Interest expense	$20,597
Net loss on bonds held at fair value	4,394

Total change in fair value	$24,991

For bonds recorded under the fair value option, the related contractual interest expense is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net loss on bonds held at fair value” in the Statements of Income. The changes in fair value, as shown in the previous table, do not include changes in instrument-specific credit risk. The Bank has determined that no adjustments to the fair values of bonds recorded under the fair value option were necessary for instrument-specific credit risk. Concessions paid on bonds under the fair value option are expensed as incurred and recorded in “other expense” in the Statements of Income. The Bank recorded $0.5 million in concession expense associated with fair value option bonds during the year ended December 31, 2009.
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding of bonds for which the fair value option has been elected at December 31, 2009 (dollars in thousands):

2009
Principal balance	$5,990,000
Fair value	5,997,867

Fair value over principal balance	$7,867

Estimated Fair Values. The following estimated fair value amounts have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2009 and 2008. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions.
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
During the third quarter of 2009 the Bank changed the methodology used to estimate the fair value of its private-label MBS. Under the new methodology, the Bank requests prices for all of its private-label MBS from four specific third-party pricing services and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited circumstances (i.e., prices are outside of variance thresholds or the third-party pricing services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. During the fourth quarter of 2009, the Bank adopted the above pricing methodology for all of its investment securities.

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
Under Bank policy and Finance Agency regulations, advances generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. Therefore, the estimated fair value of advances does not assume prepayment risk.
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
Adjustments may be necessary to reflect the FHLBanks’ credit quality when valuing bonds measured at fair value. Due to the joint and several liability of consolidated obligations, the Bank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of bonds. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the Bank to determine whether the fair values of bonds have been significantly affected during the reporting period by changes in the instrument-specific credit risk.
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

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2009 and 2008 were as follows (dollars in thousands):
FAIR VALUE SUMMARY TABLE

	2009		2008
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets
Cash and due from banks	$298,841	$298,841	$44,368	$44,368
Interest-bearing deposits	10,570	10,346	152	152
Federal funds sold	3,133,000	3,133,000	3,425,000	3,425,000
Trading securities	4,434,522	4,434,522	2,151,485	2,151,485
Available-for-sale securities	7,737,413	7,737,413	3,839,980	3,839,980
Held-to-maturity securities	5,474,664	5,535,975	5,952,008	5,917,288
Advances	35,720,398	35,978,355	41,897,479	41,864,640
Mortgage loans, net	7,716,549	7,996,456	10,684,910	10,984,668
Accrued interest receivable	81,703	81,703	92,620	92,620
Derivative assets	11,012	11,012	2,840	2,840

Liabilities
Deposits	(1,225,191)	(1,224,975)	(1,496,470)	(1,495,865)

Consolidated obligations
Discount notes	(9,417,182)	(9,417,818)	(20,061,271)	(20,141,287)
Bonds (includes $5,997,867 at fair value under the fair value option at December 31, 2009)	(50,494,474)	(51,544,919)	(42,722,473)	(44,239,835)

Consolidated obligations, net	(59,911,656)	(60,962,737)	(62,783,744)	(64,381,122)

Mandatorily redeemable capital stock	(8,346)	(8,346)	(10,907)	(10,907)
Accrued interest payable	(243,693)	(243,693)	(320,271)	(320,271)
Derivative liabilities	(280,384)	(280,384)	(435,015)	(435,015)

Other
Standby letters of credit	(1,443)	(1,443)	(1,945)	(1,945)
Commitments to extend credit for mortgage loans	—	—	(1,406)	(1,426)
Standby bond purchase agreements	—	6,477	482	263

Note 19—Commitments and Contingencies
As previously described in “Note 12 — Consolidated Obligations”, the 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank.
The Bank determined it was not necessary to recognize a liability for the fair value of its joint and several obligations. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. Accordingly, the Bank has not recognized a liability for its joint and several obligations at December 31, 2009 and 2008. The par values of the outstanding consolidated obligations for which the Bank is jointly and severally liable were approximately $870.8 billion and $1,189.1 billion at December 31, 2009 and 2008.
During the third quarter of 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF was designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF would have been considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings would have been agreed to at the time of issuance. Loans under the Lending Agreement were to be secured by collateral acceptable to the U.S. Treasury, which consisted of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. The Bank was required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. The amount of collateral was subject to an increase or decrease (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. The GSECF expired on December 31, 2009. The Bank did not draw on this available source of liquidity prior to expiration.

There were no commitments that legally bind and unconditionally obligate the Bank for additional advances at December 31, 2009 or 2008. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary’s draw, the payment is withdrawn from the member’s demand account. Any resulting overdraft is converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $3.5 billion at December 31, 2009 and had original terms of 5 days to 13 years with a final expiration in 2020. Outstanding standby letters of credit were approximately $3.4 billion at December 31, 2008 and had original terms of 4 days to 13 years with a final expiration in 2020. Unearned fees are recorded in “other liabilities” in the Statements of Condition and amounted to $1.4 million and $1.9 million at December 31, 2009 and 2008. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. The estimated fair value of standby letters of credit at December 31, 2009 and 2008 is reported in “Note 18 — Estimated Fair Values.”
Commitments that unconditionally obligate the Bank to fund or purchase mortgage loans from members in the MPF program totaled $26.7 million and $289.6 million at December 31, 2009 and 2008. Commitments are generally for periods not to exceed 45 business days. Commitments that obligate the Bank to purchase closed mortgage loans from its members are considered derivatives, and their estimated fair value at December 31, 2009 and 2008 is reported in “Note 10 — Derivatives and Hedging Activities” as mortgage delivery commitments. Commitments that obligate the Bank to table fund mortgage loans are not considered derivatives, and their estimated fair value at December 31, 2009 and 2008 is reported in “Note 18 — Estimated Fair Values” as commitments to extend credit for mortgage loans.
As described in “Note 9 — Mortgage Loans Held for Portfolio”, for managing the inherent credit risk in the MPF program, participating members receive base and performance based credit enhancement fees from the Bank. When the Bank incurs losses for certain MPF products, it reduces performance based credit enhancement fee payments to applicable members until the amount of the loss is recovered up to the limit of the FLA. The FLA is an indicator of the potential losses for which the Bank is liable (before the member’s credit enhancement is used to cover losses). The FLA amounted to $116.4 million and $105.9 million at December 31, 2009 and 2008.

In conjunction with its sale of certain mortgage loans to the FHLBank of Chicago, whereby the mortgage loans were immediately resold by the FHLBank of Chicago to Fannie Mae, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank and the FHLBank of Chicago each hold certain participation interests in the four master commitments and therefore share, on a proportionate basis, any losses incurred after considering PFI credit enhancement provisions. The sale of mortgage loans under these master commitments reduced the amount of future credit enhancement fees available for recapture by the FHLBank of Chicago and the Bank. Therefore, under the agreement, the Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $2.1 million by December 31, 2010, $1.2 million by December 31, 2012, $0.8 million by December 31, 2015, and $0.3 million by December 31, 2020. At December 31, 2009, the Bank was not aware of any losses incurred by the FHLBank of Chicago that would not otherwise be recovered through credit enhancement fees.
At December 31, 2009 and 2008, the Bank had 24 and 9 standby bond purchase agreements with housing associates within its district whereby the Bank would be required to purchase bonds under circumstances defined in each agreement. The Bank would hold investments in the bonds until the designated remarketing agent could find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the standby bond purchase agreement. The 24 outstanding standby bond purchase agreements at December 31, 2009 total $711.1 million and expire seven years after execution, with a final expiration in 2016. The 9 outstanding standby bond purchase agreements at December 31, 2008 totaled $259.7 million and expired seven years after execution, with a final expiration in 2015. The Bank received fees for the guarantees that amounted to $1.1 million and $0.2 million for the years ended December 31, 2009 and 2008. At December 31, 2009, the Bank had not been required to purchase any bonds under the executed standby bond purchase agreements. The estimated fair value of standby bond purchase agreements at December 31, 2009 and 2008 is reported in “Note 18 — Estimated Fair Values.”
On March 31, 2009, the Bank entered into an agreement with the Missouri Housing Development Commission to purchase up to $75 million of taxable single family mortgage revenue bonds. The agreement was set to expire November 6, 2009 however, was extended 60 days through January 6, 2010. As of December 31, 2009, the Bank purchased $15 million in mortgage revenue bonds under this agreement. These bonds are recorded as held-to-maturity investments at December 31, 2009.
On September 25, 2009, the Bank entered into an agreement with the Iowa Finance Authority to purchase up to $100 million of taxable single family mortgage revenue bonds. The agreement expires on September 24, 2010. As of December 31, 2009, the Bank had not purchased any mortgage revenue bonds under this agreement.

The Bank entered into $0.2 billion and $1.0 billion par value traded but not settled bonds at December 31, 2009 and 2008. The Bank did not enter into any traded but not settled discount notes at December 31, 2009 and 2008.
The Bank generally executes derivatives with large banks and major broker-dealers and enters into bilateral collateral agreements. At December 31, 2009 and 2008, the Bank had $56.0 million and $267.9 million of cash pledged as collateral to broker-dealers.
The Bank charged to operating expenses net rental costs of approximately $1.3 million for the years ended December 31, 2009, 2008, and 2007. Future minimum rentals for premises and equipment at December 31, 2009 were as follows (dollars in thousands):

Year	Amount

2010	$1,047
2011	936
2012	869
2013	869
2014	869
Thereafter	11,298

Total	$15,888

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

Note 20—Activities with Stockholders and Housing Associates
Under the Bank’s Capital Plan, voting rights conferred upon the Bank’s members are for the election of member directors and independent directors. Member directorships are designated to one of the five states in the Bank’s district and a member is entitled to nominate and vote for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable member directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that state as of the record date for voting. The independent directors are nominated by the Bank’s Board of Directors after consultation with the FHLBank’s Affordable Housing Advisory Council, and then voted upon by all members within the Bank’s five-state district. Non-member stockholders are not entitled to cast votes for the election of directors. At December 31, 2009 and 2008, no member owned more than 10 percent of the voting interests of the Bank due to statutory limits on members’ voting rights as mentioned above.
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

The following table shows transactions with members and their affiliates, former members and their affiliates, and housing associates at December 31, 2009 and 2008 (dollars in thousands):

	2009	2008

Assets:
Cash	$1,470	$18,839
Interest-bearing deposits[1]	10,406	—
Federal funds sold	340,000	1,110,000
Trading securities[2]	130,819	—
Available-for-sale securities[2]	—	580
Held-to-maturity securities[2]	124,858	377,619
Advances	35,720,398	41,897,479
Accrued interest receivable	6,675	21,555
Derivative assets	6,216	2,655
Other assets	389	615

Total	$36,341,231	$43,429,342

Liabilities:
Deposits	$1,147,469	$1,394,198
Mandatorily redeemable capital stock	8,346	10,907
Accrued interest payable	118	853
Derivative liabilities	27,631	57,519
Other liabilities	1,894	1,945

Total	$1,185,458	$1,465,422

Capital:
Capital stock — Class B putable	$2,460,419	$2,780,927

Notional amount of derivatives	$5,255,246	$939,650
Notional amount of standby letters of credit	$3,502,477	$3,400,001
Notional amount of standby bond purchase agreements	$711,135	$259,677

[1]	Interest-bearing deposits consist of non-negotiable certificates of deposit purchased by the Bank from its members.

[2]	Trading securities, available-for-sale securities and held-to-maturity securities consist of state or local housing agency obligations, commercial paper, and TLGP debt purchased by the Bank from its members or eligible housing associates.

Transactions with Directors’ Financial Institutions. In the normal course of business, the Bank extends credit to its members whose directors and officers serve as its directors (Directors’ Financial Institutions). Finance Agency regulations require that transactions with Directors’ Financial Institutions be subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. At December 31, 2009 and 2008, advances outstanding to the Bank Directors’ Financial Institutions aggregated $684.4 million and $561.6 million, representing 2.0 percent and 1.4 percent of the Bank’s total outstanding advances. During the years ended December 31, 2009, 2008, and 2007, the Bank acquired approximately $45.5 million, $3.8 million, and $1.3 million of mortgage loans that were originated by the Bank Directors’ Financial Institutions. At December 31, 2009 and 2008, capital stock outstanding to the Bank Directors’ Financial Institutions aggregated $44.4 million and $33.0 million, representing 1.8 percent and 1.2 percent of the Bank’s total outstanding capital stock. The Bank did not have any investment or derivative transactions with Directors’ Financial Institutions during the years ended December 31, 2009, 2008, and 2007.
Business Concentrations. The Bank has business concentrations with stockholders whose capital stock outstanding is in excess of 10 percent of the Bank’s total capital stock outstanding. Significant transactions, including but not limited to, advances and mortgage loans, may occur between the Bank and these stockholders.
Capital Stock — The following tables present members and their affiliates holding 10 percent or more of outstanding capital stock (including stock classified as mandatorily redeemable) at December 31, 2009 and 2008 (shares in thousands):

			Shares at	Percent of
			December 31,	Total Capital
Name	City	State	2009	Stock

Superior Guaranty Insurance Company[1]	Minneapolis	MN	2,693	10.9%
Transamerica Life Insurance Company[2]	Cedar Rapids	IA	2,525	10.2
Wells Fargo Bank, N.A.[1]	Sioux Falls	SD	412	1.7
Monumental Life Insurance Company[2]	Cedar Rapids	IA	278	1.1

			5,908	23.9%

			Shares at	Percent of
			December 31,	Total Capital
Name	City	State	2008	Stock

Superior Guaranty Insurance Company[1]	Minneapolis	MN	4,499	16.2%
Wells Fargo Bank, N.A.[1]	Sioux Falls	SD	189	0.6

			4,688	16.8%

[1]	Superior Guaranty Insurance Company (Superior) is an affiliate of Wells Fargo Bank, N.A.

[2]	Monumental Life Insurance Company is an affiliate of Transamerica Life Insurance Company.

Advances — The following table presents advances outstanding with stockholders and their affiliates whose capital stock outstanding is in excess of 10 percent of the Bank’s total capital stock outstanding at December 31, 2009 and 2008 (dollars in thousands):

Stockholder	2009	2008

Superior Guaranty Insurance Company	$1,625,000	$2,250,000
Transamerica Life Insurance Company	5,450,000	*
Wells Fargo Bank, N.A.	700,000	200,000
Monumental Life Insurance Company	400,000	*

	$8,175,000	$2,450,000

*	Transamerica Life Insurance Company and Monumental Life Insurance Company did not have capital stock outstanding in excess of 10 percent of the Bank’s total capital stock outstanding at December 31, 2008.
The following tables presents advances originated to stockholders and their affiliates whose capital stock outstanding is in excess of 10 percent of the Bank’s total capital stock outstanding as well as interest income earned during the years ended December 31, 2009, 2008, and 2007 (dollars in thousands):

	2009
	Advances	Interest
Stockholder	Originated	Income

Superior Guaranty Insurance Company	$625,000	$8,443
Transamerica Life Insurance Company	—	38,353
Wells Fargo Bank, N.A.	500,000	17,758
Monumental Life Insurance Company	—	3,039

	$1,125,000	$67,593

	2008
	Advances	Interest
Stockholder	Originated	Income

Superior Guaranty Insurance Company	$1,500,000	$39,857
Wells Fargo Bank, N.A.	179,146,000	275,793

	$180,646,000	$315,650

	2007
	Advances	Interest
Stockholder	Originated	Income

Superior Guaranty Insurance Company	$1,000,000	$35,784
Wells Fargo Bank, N.A.	21,450,000	55,286

	$22,450,000	$91,070

Mortgage Loans — At December 31, 2009 and 2008, 57 percent and 74 percent, respectively, of the Bank’s loans outstanding were from Superior. The decrease in percent of mortgage loans outstanding with Superior at December 31, 2009 when compared to December 31, 2008 was due to the mortgage loans sale transaction that took place during the second quarter of 2009.
Note 21—Activities With Other FHLBanks
The Bank may invest in other FHLBank consolidated obligations, for which the other FHLBanks are the primary obligor, for liquidity purposes. If made, these investments in other FHLBank consolidated obligations would be purchased in the secondary market from third parties and would be accounted for as available-for-sale securities. The Bank did not have any investments in other FHLBank consolidated obligations at December 31, 2009 and 2008.
The Bank recorded service fee expense as an offset to other income (loss) due to its relationship with the FHLBank of Chicago in the MPF program. The Bank recorded $1.4 million, $0.9 million, and $0.7 million in service fee expense to the FHLBank of Chicago for the years ended December 31, 2009, 2008, and 2007.
During the first quarter of 2009, the Bank signed agreements with the FHLBank of Chicago to participate in a MPF loan product called MPF Xtra. For additional information on the MPF Xtra agreement with the FHLBank of Chicago, refer to “Note 9 — Mortgage Loans Held for Portfolio.”
During the second quarter of 2009, the Bank sold $2.1 billion of mortgage loans to the FHLBank of Chicago, who immediately resold these loans to Fannie Mae. As a result of the mortgage loan sale, the Bank entered into an agreement with the FHLBank of Chicago to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. For additional information on the indemnification agreement, refer to “Note 19 — Commitments and Contingencies.”

The Bank did not make any loans to other FHLBanks during 2009. The following tables show loan activity to other FHLBanks during 2008 (dollars in thousands). All of these loans were overnight loans.

			Principal
	Beginning		Payment	Ending
Other FHLBank	Balance	Advance	Received	Balance

Atlanta	$—	$176,000	$(176,000)	$—
Boston	—	524,000	(524,000)	—
Chicago	—	250,000	(250,000)	—
San Francisco	—	1,150,000	(1,150,000)	—
Topeka	—	201,000	(201,000)	—

	$—	$2,301,000	$(2,301,000)	$—

The following table shows loan activity from other FHLBanks during 2009 and 2008 (dollars in thousands). All these loans were overnight loans.

	Beginning		Principal	Ending
Other FHLBank	Balance	Borrowings	Payment	Balance

2009
Cincinnati	$	$75,000	$(75,000)	$—
San Francisco	—	6,104,000	(6,104,000)	—

	$—	$6,179,000	$(6,179,000)	$—

2008
Chicago	$—	$305,000	$(305,000)	$—
Cincinnati	—	63,000	(63,000)	—
Topeka	—	200,000	(200,000)	—

	$—	$568,000	$(568,000)	$—