Form 10-Q
period 2010-03-31
Federal Home Loan Bank of Des Moines
filed 2010-05-12
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51999

FEDERAL HOME LOAN BANK OF DES MOINES
(Exact name of registrant as specified in its charter)

Federally chartered corporation	42-6000149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Skywalk Level 801 Walnut Street, Suite 200
Des Moines, IA	50309
(Address of principal executive offices)	(Zip Code)
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
☐ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
as of April 30, 2010
Class B Stock, par value $100	23,288,922

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(In thousands, except shares)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$149,951	$298,841
Interest-bearing deposits	12,084	10,570
Federal funds sold	3,555,000	3,133,000
Investments
Trading securities (Note 3)	2,944,933	4,434,522
Available-for-sale securities (Note 4)	7,348,271	7,737,413
Held-to-maturity securities (estimated fair value of $9,463,960 and $5,535,975 at March 31, 2010 and December 31, 2009) (Note 5)	9,375,605	5,474,664
Advances (Note 7)	33,027,039	35,720,398
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $1,885 and $1,887 at March 31, 2010 and December 31, 2009 (Note 8)	7,557,153	7,716,549
Accrued interest receivable	99,165	81,703
Premises, software, and equipment, net	8,617	9,062
Derivative assets (Note 9)	6,087	11,012
Other assets	538,648	28,939

Total assets	$64,622,553	$64,656,673

LIABILITIES AND CAPITAL

LIABILITIES
Deposits
Interest-bearing	$1,279,225	$1,144,225
Non-interest-bearing demand	46,046	80,966

Total deposits	1,325,271	1,225,191

Consolidated obligations (Note 10)
Discount notes	4,706,341	9,417,182
Bonds (includes $5,929,946 and $5,997,867 at fair value under the fair value option at March 31, 2010 and December 31, 2009)	53,622,694	50,494,474

Total consolidated obligations	58,329,035	59,911,656

Mandatorily redeemable capital stock (Note 11)	7,268	8,346
Accrued interest payable	279,439	243,693
Affordable Housing Program (AHP) Payable	40,552	40,479
Payable to REFCORP	7,635	10,124
Derivative liabilities (Note 9)	320,645	280,384
Investments traded but not yet settled	1,432,289	—
Other liabilities	26,657	26,245

Total liabilities	61,768,791	61,746,118

Commitments and contingencies (Note 14)

CAPITAL (Note 11)
Capital stock — Class B putable ($100 par value) authorized, issued, and outstanding 23,307,049 and 24,604,186 shares at March 31, 2010 and December 31, 2009	2,330,705	2,460,419
Retained earnings	499,823	484,071
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on available-for-sale securities (Note 4)	24,588	(32,533)
Pension and postretirement benefits	(1,354)	(1,402)

Total capital	2,853,762	2,910,555

Total liabilities and capital	$64,622,553	$64,656,673

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
INTEREST INCOME
Advances	$107,516	$208,513
Advance prepayment fees, net	1,671	1,566
Interest-bearing deposits	60	122
Securities purchased under agreements to resell	120	834
Federal funds sold	1,516	6,283
Investments
Trading securities	15,525	14,475
Available-for-sale securities	24,941	10,616
Held-to-maturity securities	41,762	45,901
Mortgage loans held for portfolio	92,334	131,513

Total interest income	285,445	419,823

INTEREST EXPENSE
Consolidated obligations
Discount notes	2,655	69,056
Bonds	230,115	340,542
Deposits	229	828
Borrowings from other FHLBanks	—	17
Mandatorily redeemable capital stock	40	54

Total interest expense	233,039	410,497

NET INTEREST INCOME	52,406	9,326
Provision for credit losses on mortgage loans held for portfolio	125	—

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	52,281	9,326

OTHER INCOME (LOSS)
Service fees	420	604
Net gain on trading securities	21,199	20,092
Net gain (loss) on bonds held at fair value	6,095	(1,641)
Net loss on derivatives and hedging activities	(24,454)	(7,435)
Loss on extinguishment of debt	(4,027)	(15,980)
Other, net	3,260	860

Total other income (loss)	2,493	(3,500)

OTHER EXPENSE
Compensation and benefits	7,750	6,970
Operating	4,405	3,666
Federal Housing Finance Agency	720	592
Office of Finance	608	508

Total other expense	13,483	11,736

INCOME (LOSS) BEFORE ASSESSMENTS	41,291	(5,910)

AHP	3,375	—
REFCORP	7,583	—

Total assessments	10,958	—

NET INCOME (LOSS)	$30,333	$(5,910)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE DECEMBER 31, 2009	24,604	$2,460,419	$484,071	$(33,935)	$2,910,555

Proceeds from issuance of capital stock	859	85,890	—	—	85,890

Repurchase/redemption of capital stock	(2,150)	(215,015)	—	—	(215,015)

Net shares reclassified to mandatorily redeemable capital stock	(6)	(589)	—	—	(589)

Comprehensive income:

Net income	—	—	30,333	—	30,333

Other comprehensive income:

Net unrealized gain on available-for-sale securities	—	—	—	57,121	57,121

Pension and postretirement benefits	—	—	—	48	48

Total comprehensive income					87,502

Cash dividends on capital stock (2.00% annualized)	—	—	(14,581)	—	(14,581)

BALANCE MARCH 31, 2010	23,307	$2,330,705	$499,823	$23,234	$2,853,762

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B (putable)		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE DECEMBER 31, 2008	27,809	$2,780,927	$381,973	$(145,533)	$3,017,367

Proceeds from issuance of capital stock	900	89,956	—	—	89,956

Net shares reclassified to mandatorily redeemable capital stock	(1)	(78)	—	—	(78)

Comprehensive income:

Net loss	—	—	(5,910)	—	(5,910)

Other comprehensive income:

Net unrealized gain on available-for-sale securities	—	—	—	67,194	67,194

Pension and postretirement benefits	—	—	—	43	43

Total comprehensive income					61,327

Cash dividends on capital stock (1.00% annualized)	—	—	(7,564)	—	(7,564)

BALANCE MARCH 31, 2009	28,708	$2,870,805	$368,499	$(78,296)	$3,161,008

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$30,333	$(5,910)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization:
Net premiums, discounts, and basis adjustments on investments, advances, mortgage loans, and consolidated obligations	(3,894)	(8,699)
Concessions on consolidated obligations	1,061	2,031
Premises, software, and equipment	438	276
Other	52	—
Provision for credit losses on mortgage loans held for portfolio	125	—
Loss on extinguishment of debt	4,027	15,980
Net change in fair value on trading securities	(21,199)	(19,965)
Net change in fair value on bonds held at fair value	(6,095)	1,641
Net change in fair value on derivatives and hedging activities	15,250	(29,551)
Net realized loss on disposal of premises, software, and equipment	556	6
Other adjustments	(640)	—
Net change in:
Accrued interest receivable	(13,695)	3,379
Accrued interest on derivatives	(1,690)	(7,083)
Other assets	(1,646)	(3,787)
Accrued interest payable	38,922	40,467
AHP Payable and discount on AHP advances	69	(3,498)
Payable to REFCORP	(2,489)	—
Other liabilities	460	(3,182)

Total adjustments	9,612	(11,985)

Net cash provided by (used in) operating activities	39,945	(17,895)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(5,613)	97,079
Securities purchased under agreements to resell	—	(1,980,000)
Federal funds sold	(422,000)	(5,822,000)
Trading securities:
Proceeds from sales	1,006,586	125,000
Purchases	—	(3,416,880)
Available-for-sale securities:
Proceeds from sales and maturities	572,676	214,262
Purchases	(122,968)	(45,000)
Held-to-maturity securities:
Net increase in short-term	(340,000)	(820,058)
Proceeds from maturities	343,956	293,772
Purchases	(2,475,764)	(461,094)
Advances to members:
Principal collected	8,117,346	19,183,723
Originated	(5,385,506)	(15,223,136)
Mortgage loans held for portfolio:
Principal collected	287,325	684,287
Originated or purchased	(134,352)	(590,051)
Proceeds from sale of foreclosed assets	3,582	2,987
Additions to premises, software, and equipment	(550)	(940)
Proceeds from sale of premises, software, and equipment	1	19

Net cash provided by (used in) investing activities	1,444,719	(7,758,030)

FINANCING ACTIVITIES
Net change in:
Deposits	108,730	(361,517)
Net payments on derivative contracts with financing elements	(3,072)	(2,088)
Net proceeds from issuance of consolidated obligations:
Discount notes	115,515,538	299,267,681
Bonds	12,087,494	4,278,978
Payments for maturing, transferring and retiring consolidated obligations:
Discount notes	(120,221,795)	(290,215,291)
Bonds	(8,975,076)	(5,284,770)
Proceeds from issuance of capital stock	85,890	89,956
Payments for repurchase of mandatorily redeemable capital stock	(1,667)	—
Payments for repurchase/redemption of capital stock	(215,015)	—
Cash dividends paid	(14,581)	(7,564)

Net cash (used in) provided by financing activities	(1,633,554)	7,765,385

Net decrease in cash and due from banks	(148,890)	(10,540)
Cash and due from banks at beginning of the period	298,841	44,368

Cash and due from banks at end of the period	$149,951	$33,828

Supplemental Disclosures
Cash paid during the period for:
Interest	$424,349	$550,829
AHP	$4,011	$3,507
REFCORP	$10,072	$—
Unpaid principal balance transferred from mortgage loans held for portfolio to real estate owned	$5,064	$3,611
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
Background Information
The Federal Home Loan Bank of Des Moines (the Bank) is a federally chartered corporation organized on October 31, 1932, that is exempt from all federal, state, and local taxation except real property taxes and is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act), which was amended by the Housing and Economic Recovery Act of 2008. The FHLBanks are regulated by the Federal Housing Finance Agency (Finance Agency), whose mission is to provide effective supervision, regulation, and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing and finance and affordable housing, and support a stable and liquid mortgage market. The Finance Agency establishes policies and regulations governing the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and Board of Directors.
The FHLBanks serve the public by enhancing the availability of funds for residential mortgages and targeted community development. The Bank provides a readily available, low cost source of funds to its member institutions and eligible housing associates in Iowa, Minnesota, Missouri, North Dakota, and South Dakota. Commercial banks, savings institutions, credit unions, insurance companies, and community development financial institutions may apply for membership. State and local housing associates that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not permitted to hold capital stock.
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

Note 1—Basis of Presentation
The accompanying unaudited financial statements of the Bank for the three months ended March 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information required by GAAP for full year information and should be read in conjunction with the audited financial statements for the year ended December 31, 2009, which are contained in the Bank’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010 (Form 10-K).
In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.
Descriptions of the Bank’s significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” of the Bank’s audited 2009 Form 10-K.
Reclassifications
During the fourth quarter of 2009, the Bank classified all proceeds from sale of foreclosed assets as investing activities in the Statements of Cash Flows. Prior period amounts were reclassified to be consistent with the presentation for the three months ended March 31, 2010.
Note 2—Recently Issued and Adopted Accounting Standards & Interpretations
Scope Exception Related to Embedded Credit Derivatives. On March 5, 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This amended guidance is effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010 for the Bank). Early adoption is permitted at the beginning of an entity’s first interim reporting period beginning after issuance of this amended guidance. The adoption of this amended guidance will not affect the Bank’s financial condition, results of operations, or cash flows.

Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements. On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Furthermore, the update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the Bank), except for the disclosures about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the Bank), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The Bank adopted this amended guidance effective January 1, 2010, with the exception of disclosures about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. The Bank’s adoption of this amended guidance resulted in increased interim and annual financial statement disclosures but did not affect the Bank’s financial condition, results of operations, or cash flows.
Accounting for the Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance to improve financial reporting by enterprises involved with variable interest entities (VIEs) and to provide more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. The guidance also requires an entity to continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks.

The Bank’s investments in VIEs may include, but are not limited to, senior interests in private-label mortgage-backed securities (MBS) and Mortgage Partnership Finance (MPF) shared funding securities (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago). The Bank does not have the power to significantly affect the economic performance of any of its investments in VIEs since it does not act as a key decision-maker and does not have the unilateral ability to replace a key decision-maker. Additionally, since the Bank holds a senior interest, rather than residual interest, in its investments in VIEs, it does not have either the obligation to absorb losses of, or the right to receive benefits from, any of its investments in VIEs that could potentially be significant to the VIEs. Furthermore, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank’s maximum loss exposure for these investments is limited to the carrying value.
This guidance is effective as of January 1, 2010 for the Bank. The Bank evaluated its investments in VIEs and determined that consolidation accounting is not required under the new accounting guidance since the Bank is not the primary beneficiary as described above. Therefore, the Bank’s adoption of this guidance did not affect its financial condition, results of operations, or cash flows.
Accounting for Transfers of Financial Assets. On June 12, 2009, the FASB issued guidance intended to improve the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Key provisions of the guidance include: (i) the removal of the concept of qualifying special purpose entities; (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred; and (iii) the requirement that in order to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement in transferred financial assets. This guidance is effective as of January 1, 2010 for the Bank. The adoption of this guidance did not affect the Bank’s financial condition, results of operations, or cash flows.

Note 3—Trading Securities
Major Security Types. Trading securities were as follows (dollars in thousands):

	March 31,	December 31,
	2010	2009

TLGP[1]	$2,406,122	$3,692,984
Taxable municipal bonds[2]	538,811	741,538

	$2,944,933	$4,434,522

[1]	Temporary Liquidity Guarantee Program (TLGP) securities represented corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.

[2]	Taxable municipal bonds represented investments in U.S. Government subsidized Build America Bonds that provide the bondholder with a higher yield than traditional tax-exempt municipal bonds.
The following table summarizes net realized and unrealized gains on trading securities (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009

Realized gain on sale of trading securities	$11,665	$436
Unrealized holding gain on trading securities	9,534	19,656

Net gain on trading securities	$21,199	$20,092

Note 4—Available-for-Sale Securities
Major Security Types. Available-for-sale securities at March 31, 2010 were as follows (dollars in thousands):

			Amounts Recorded in
			Accumulated Other
			Comprehensive Income
			Gross	Gross
	Amortized	Hedging	Unrealized	Unrealized	Estimated Fair
	Cost	Adjustments	Gains	Losses	Value
Non-mortgage-backed securities
TLGP[1]	$563,688	$617	$1,494	$45	$565,754
Government-sponsored enterprise obligations[2]	613,286	1,213	7,812	2,105	620,206

Total non-mortgage-backed securities	1,176,974	1,830	9,306	2,150	1,185,960

Mortgage-backed securities
Government-sponsored enterprise[3]	6,144,879	—	32,035	14,603	6,162,311

Total	$7,321,853	$1,830	$41,341	$16,753	$7,348,271

Available-for-sale securities at December 31, 2009 were as follows (dollars in thousands):

			Amounts Recorded in
			Accumulated Other
			Comprehensive Loss
			Gross	Gross
	Amortized	Hedging	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value
Non-mortgage-backed securities
TLGP[1]	$563,688	$41	$2,028	$—	$565,757
Government-sponsored enterprise obligations[2]	491,136	(1,847)	5,793	1,798	493,284

Total non-mortgage-backed securities	1,054,824	(1,806)	7,821	1,798	1,059,041

Mortgage-backed securities
Government-sponsored enterprise[3]	6,716,928	—	10,514	49,070	6,678,372

Total	$7,771,752	$(1,806)	$18,335	$50,868	$7,737,413

[1]	TLGP securities represented corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.

[2]	Government-sponsored enterprise (GSE) obligations represented Tennessee Valley Authority (TVA), Federal Farm Credit Bank (FFCB), and Export-Import Bank of the U.S. bonds.

[3]	GSE MBS represented Fannie Mae and Freddie Mac securities.

The following table summarizes the available-for-sale securities with unrealized losses at March 31, 2010. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Non-mortgage-backed securities
Government-sponsored enterprise obligations	$156,384	$1,831	$—	$—	$156,384	$1,831

Mortgage-backed securities
Government-sponsored enterprise	975,342	1,383	2,127,035	13,220	3,102,377	14,603

Total	$1,131,726	$3,214	$2,127,035	$13,220	$3,258,761	$16,434

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

	March 31, 2010		December 31, 2009
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value

Due after one year through five years	$573,440	$575,853	$573,425	$575,703
Due after five years through ten years	455,579	463,177	456,150	458,139
Due after ten years	147,955	146,930	25,249	25,199

	1,176,974	1,185,960	1,054,824	1,059,041

Mortgage-backed securities	6,144,879	6,162,311	6,716,928	6,678,372

Total	$7,321,853	$7,348,271	$7,771,752	$7,737,413

The amortized cost of the Bank’s MBS classified as available-for-sale includes net discounts of $1.2 million and $1.6 million at March 31, 2010 and December 31, 2009.

Note 5—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities at March 31, 2010 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
Negotiable certificates of deposit	$790,000	$201	$—	$790,201
Government-sponsored enterprise obligations[1]	312,610	640	2,719	310,531
State or local housing agency obligations[2]	118,447	1,092	124	119,415
TLGP[3]	1,250	34	—	1,284
Other[4]	6,690	57	—	6,747

Total non-mortgage-backed securities	1,228,997	2,024	2,843	1,228,178

Mortgage-backed securities
Government-sponsored enterprise[5]	8,039,418	115,068	19,280	8,135,206
U.S. government agency-guaranteed[6]	40,686	112	40	40,758
MPF shared funding	31,645	424	385	31,684
Other[7]	34,859	—	6,725	28,134

Total mortgage-backed securities	8,146,608	115,604	26,430	8,235,782

Total	$9,375,605	$117,628	$29,273	$9,463,960

Held-to-maturity securities at December 31, 2009 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Non-mortgage-backed securities
Negotiable certificates of deposit	$450,000	$659	$—	$450,659
Government-sponsored enterprise obligations[1]	312,962	233	5,851	307,344
State or local housing agency obligations[2]	123,608	486	424	123,670
TLGP[3]	1,250	29	—	1,279
Other[4]	6,742	94	—	6,836

Total non-mortgage-backed securities	894,562	1,501	6,275	889,788

Mortgage-backed securities
Government-sponsored enterprise[5]	4,468,928	88,482	14,942	4,542,468
U.S. government agency-guaranteed[6]	42,620	36	142	42,514
MPF shared funding	33,202	247	405	33,044
Other[7]	35,352	—	7,191	28,161

Total mortgage-backed securities	4,580,102	88,765	22,680	4,646,187

Total	$5,474,664	$90,266	$28,955	$5,535,975

[1]	GSE obligations represented TVA and FFCB bonds.

[2]	State or local housing agency obligations represented HFA bonds that were purchased by the Bank from housing associates in the Bank’s district.

[3]	TLGP securities represented corporate debentures issued by the Bank’s members that are backed by the full faith and credit of the U.S. Government.

[4]	Other non-MBS investments represented investments in municipal bonds and Small Business Investment Company.

[5]	GSE MBS represented Fannie Mae and Freddie Mac securities.

[6]	U.S. government agency-guaranteed MBS represented Government National Mortgage Association securities and Small Business Administration (SBA) Pool Certificates. SBA Pool Certificates represent undivided interests in pools of the guaranteed portions of SBA loans. The SBA’s guarantee of the Pool Certificates is backed by the full faith and credit of the U.S. Government.

[7]	Other MBS investments represented private-label MBS.

The following table summarizes the held-to-maturity securities with unrealized losses at March 31, 2010. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Non-mortgage-backed securities
Government-sponsored enterprise obligations	$253,093	$2,719	$—	$—	$253,093	$2,719
State or local housing agency obligations	24,689	124	—	—	24,689	124

Total non-mortgage-backed securities	277,782	2,843	—	—	277,782	2,843

Mortgage-backed securities
Government-sponsored enterprise	1,979,813	13,274	510,046	6,006	2,489,859	19,280
U.S. government agency-guaranteed	—	—	6,213	40	6,213	40
MPF shared funding	—	—	1,540	385	1,540	385
Other	—	—	28,134	6,725	28,134	6,725

Total mortgage-backed securities	1,979,813	13,274	545,933	13,156	2,525,746	26,430

Total	$2,257,595	$16,117	$545,933	$13,156	$2,803,528	$29,273

The following table summarizes the held-to-maturity securities with unrealized losses at December 31, 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Non-mortgage-backed securities
Government-sponsored enterprise obligations	$280,715	$5,851	$—	$—	$280,715	$5,851
State or local housing agency obligations	33,171	424	—	—	33,171	424

Total non-mortgage-backed securities	313,886	6,275	—	—	313,886	6,275

Mortgage-backed securities
Government-sponsored enterprise	365,866	1,017	1,898,140	13,925	2,264,006	14,942
U.S. government agency-guaranteed	—	—	37,246	142	37,246	142
MPF shared funding	—	—	1,564	405	1,564	405
Other	—	—	28,161	7,191	28,161	7,191

Total mortgage-backed securities	365,866	1,017	1,965,111	21,663	2,330,977	22,680

Total	$679,752	$7,292	$1,965,111	$21,663	$2,644,863	$28,955

Redemption Terms. The following table summarizes the amortized cost and estimated fair value of held-to-maturity securities by contractual maturity (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2010		December 31, 2009
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$792,990	$793,247	$452,989	$453,742
Due after one year through five years	1,250	1,284	1,250	1,279
Due after five years through ten years	2,030	2,043	2,600	2,614
Due after ten years	432,727	431,604	437,723	432,153

	1,228,997	1,228,178	894,562	889,788

Mortgage-backed securities	8,146,608	8,235,782	4,580,102	4,646,187

Total	$9,375,605	$9,463,960	$5,474,664	$5,535,975

The amortized cost of the Bank’s MBS classified as held-to-maturity included net discounts of $12.0 million and $17.4 million at March 31, 2010 and December 31, 2009.
Note 6—Other-Than-Temporary Impairment
The Bank evaluates its individual available-for-sale and held-to-maturity securities in an unrealized loss position for other-than-temporary impairment (OTTI) on at least a quarterly basis. As part of its OTTI evaluation, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank will recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, the Bank performs an analysis to determine if any of these securities are other-than-temporarily impaired.

For its agency MBS, GSE obligations, and TLGP debt in an unrealized loss position, the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. For its state or local housing agency obligations in an unrealized loss position, the Bank determined that all of these securities are currently performing as expected. For its MPF shared funding securities in an unrealized loss position, the Bank determined that the underlying mortgage loans are eligible under the MPF program and the tranches owned are senior level tranches. As a result, the Bank determined that, as of March 31, 2010, all gross unrealized losses on its agency MBS, GSE obligations, TLGP debt, state or local housing agency obligations, and MPF shared funding securities are temporary.
Furthermore, the declines in market value of these securities are not attributable to credit quality. The Bank does not intend to sell these securities, and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost bases. As a result, the Bank does not consider any of these securities to be other-than-temporarily impaired at March 31, 2010.
For its private-label MBS, the Bank performs cash flow analyses to determine whether the entire amortized cost bases of these securities are expected to be recovered. In 2009, the FHLBanks formed an OTTI Governance Committee, comprised of representation from all 12 FHLBanks, which is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. In accordance with this methodology, the Bank may engage another designated FHLBank to perform the cash flow analyses underlying its OTTI determination. In order to promote consistency in the application of the assumptions, inputs, and implementation of the OTTI methodology, the FHLBanks established control procedures whereby the FHLBanks performing the cash flow analyses select a sample group of private-label MBS and each perform cash flow analyses on all such test MBS, using the assumptions approved by the OTTI Governance Committee. These FHLBanks exchange and discuss the results and make any adjustments necessary to achieve consistency among their respective cash flow models.

Utilizing this methodology, the Bank is responsible for making its own determination of impairment, which includes determining the reasonableness of assumptions, inputs, and methodologies used. At March 31, 2010, the Bank obtained cash flow analyses from its designated FHLBanks for all five of its private-label MBS. The cash flow analyses use two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank’s housing price forecast assumed CBSA level current-to-trough home price declines ranging from 0 percent to 12 percent over the next 6 to 12 months. Thereafter, home prices are projected to remain flat in the first six months, and to increase 0.5 percent in the next six months, 3 percent in the second year, and 4 percent in each subsequent year.
The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path described in the prior paragraph. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of the security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss and the Bank does not intend to sell or it is not more likely than not it will be required to sell, any impairment is considered temporary.
At March 31, 2010, the Bank’s private-label MBS cash flow analyses did not project any credit losses. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost bases. As a result, the Bank does not consider any of these securities to be other-than-temporarily impaired at March 31, 2010.

Note 7—Advances
Redemption Terms. The following table summarizes the Bank’s advances outstanding by year of maturity (dollars in thousands):

	March 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %

Overdrawn demand deposit accounts	$101	—	$90	—
Due in one year or less	7,467,547	2.57	7,810,541	2.56
Due after one year through two years	4,244,406	2.58	4,802,348	2.71
Due after two years through three years	5,651,169	1.95	6,080,490	1.71
Due after three years through four years	3,722,849	2.04	4,938,047	1.86
Due after four years through five years	961,582	3.01	990,975	3.34
Thereafter	10,252,935	3.47	10,409,938	3.45

Total par value	32,300,589	2.70	35,032,429	2.62

Discounts on AHP advances	(10)		(14)
Premiums	290		308
Discounts	(3)		(4)
Hedging fair value adjustments
Cumulative fair value gain	638,105		590,243
Basis adjustments from terminated and ineffective hedges	88,068		97,436

Total	$33,027,039		$35,720,398

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At March 31, 2010 and December 31, 2009, the Bank had callable advances outstanding totaling $4.8 billion and $6.6 billion.
The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At March 31, 2010 and December 31, 2009, the Bank had putable advances outstanding totaling $6.5 billion and $7.1 billion.

Interest Rate Payment Terms. The following table summarizes the Bank’s advances by interest rate payment type (dollars in thousands):

	March 31,	December 31,
	2010	2009
Par amount of advances
Fixed rate	$23,554,604	$24,601,644
Variable rate	8,745,985	10,430,785

Total	$32,300,589	$35,032,429

Note 8—Mortgage Loans Held for Portfolio
The MPF program involves investment by the Bank in mortgage loans that are held for portfolio which are either funded by the Bank through, or purchased from, participating financial institutions (PFIs). MPF loans may also be participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank’s PFIs originate, service, and credit enhance mortgage loans that are sold to the Bank. PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the PFI to a designated mortgage service provider.
Mortgage loans with a contractual maturity of 15 years or less are classified as medium-term, and all other mortgage loans are classified as long-term. The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in thousands):

	March 31,	December 31,
	2010	2009
Real Estate:
Fixed rate, medium-term single family mortgages	$1,834,702	$1,908,191
Fixed rate, long-term single family mortgages	5,717,897	5,804,567

Total par value	7,552,599	7,712,758

Premiums	51,579	53,007
Discounts	(49,803)	(52,165)
Basis adjustments from mortgage loan commitments	4,663	4,836
Allowance for credit losses	(1,885)	(1,887)

Total mortgage loans held for portfolio, net	$7,557,153	$7,716,549

The par value of mortgage loans held for portfolio outstanding at March 31, 2010 and December 31, 2009 consisted of government-insured loans totaling $373.1 million and $379.3 million and conventional loans totaling $7.2 billion and $7.3 billion, respectively.

The Bank’s management of credit risk in the MPF program involves several layers of legal loss protection that are defined in agreements among the Bank and its participating PFIs. For the Bank’s conventional MPF loans, the availability of loss protection may differ slightly among MPF products. The Bank’s loss protection consists of the following loss layers, in order of priority:
•	Homeowner Equity.
•	Primary Mortgage Insurance (PMI). PMI is on all loans with homeowner equity of less than 20 percent of the original purchase price or appraised value.
•	First Loss Account. The first loss account specifies the Bank’s loss exposure under each master commitment prior to the PFI’s credit enhancement obligation. If the Bank experiences losses in a master commitment, these losses will either be (i) recovered through the recapture of performance based credit enhancement fees from the PFI or (ii) absorbed by the Bank. The first loss account balance for all master commitments is a memorandum account and was $116.8 million and $116.4 million at March 31, 2010 and December 31, 2009.
•	Credit Enhancement Obligation of PFI. PFIs have a credit enhancement obligation to absorb losses in excess of the first loss account in order to limit the Bank’s loss exposure to that of an investor in an MBS that is rated the equivalent of AA by a nationally recognized statistical rating organization. PFIs are required to either collateralize their credit enhancement obligation with the Bank or to purchase supplemental mortgage insurance (SMI) from a highly rated mortgage insurer. All of the Bank’s SMI providers have had their external ratings for claims-paying ability or insurer financial strength downgraded below AA. Ratings downgrades imply an increased risk that these SMI providers will be unable to fulfill their obligations to reimburse the Bank for claims under insurance policies. On August 7, 2009, the Finance Agency granted a waiver for one year on the AA rating requirement of SMI providers for existing loans and commitments in the MPF program.

The Bank utilizes an allowance for credit losses to reserve for estimated losses after considering the recapture of performance based credit enhancement fees from the PFI. Credit enhancement fees available to recapture losses consist of accrued credit enhancement fees to be paid to the PFIs and projected credit enhancement fees to be paid to the PFIs over the next twelve months less any losses incurred or expected to be incurred. These estimated credit enhancement fees are calculated at a master commitment level and are only available to the specified master commitment. The allowance for credit losses on mortgage loans was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009

Balance, beginning of year	$1,887	$500

Charge-offs	(127)	(9)
Provision for credit losses	125	—

Balance, end of period	$1,885	$491

In accordance with the Bank’s allowance for credit losses methodology, the allowance estimate is based on both quantitative and qualitative factors using a pooled loan approach. The Bank estimates its allowance for credit losses based primarily upon a rolling twelve-month average of (i) loan delinquencies, (ii) loans migrating to real estate owned, and (iii) actual historical losses, as well as credit enhancement fees available to recapture expected losses assuming a declining portfolio balance adjusted for prepayments. These factors vary based upon MPF product. Other factors include, but are not limited to, management judgment and experience and changes in national and local economic trends.
During 2009, as a result of increased delinquency and loss severity rates and decreased estimated credit enhancement fees available to recapture losses resulting from the mortgage loan sale and increased principal repayments, the Bank increased its provision by $1.5 million, resulting in an allowance for credit losses of $1.9 million at December 31, 2009. During the three months ended March 31, 2010, the Bank continued to experience an increase in delinquency and loss severity while there was a declining trend in delinquent loans migrating to real estate owned on certain MPF products. It is the Bank’s understanding that mortgage servicers are performing loan work-outs, modifications, extensions, and complying with Federal proposals to delay foreclosures. The Bank considered these trends in its calculation of expected losses as of March 31, 2010.
For a majority of its expected losses, the Bank allocated available credit enhancement fees to recapture these losses. As a result, estimated credit enhancement fees available to recapture losses decreased to $6.1 million at March 31, 2010 from $6.9 million at December 31, 2009. Based on its allowance for credit losses methodology, the Bank determined that a provision of $0.1 million was necessary as of March 31, 2010 to cover expected losses that were not recoverable through the recapture of credit enhancement fees.

At March 31, 2010 and December 31, 2009, the Bank had $118.8 million and $102.0 million of nonaccrual loans. Interest income that was contractually owed to the Bank but not received on nonaccrual loans was $0.8 million and $1.1 million at March 31, 2010 and December 31, 2009. At March 31, 2010 and December 31, 2009, the Bank had $13.6 million and $12.2 million of real estate owned recorded as a component of “Other assets” in the Statements of Condition.
Note 9—Derivatives and Hedging Activities
Nature of Business Activity
Consistent with Finance Agency policy, the Bank enters into derivatives to manage the interest rate risk exposures inherent in otherwise unhedged assets and funding positions and to achieve its risk management objectives. The Bank’s Enterprise Risk Management Policy prohibits trading in or the speculative use of these derivative instruments and limits credit risk arising from these instruments. Derivatives are an integral part of the Bank’s financial and risk management strategy.
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
Swaptions. A swaption is an option on a swap that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank against future interest rate changes. The Bank purchases both payer swaptions and receiver swaptions. A payer swaption is the option to enter into a pay-fixed swap at a later date and a receiver swaption is the option to enter into a receive-fixed swap at a later date.
Interest Rate Caps and Floors. In an interest rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (cap) price. In an interest rate floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (floor) price. Interest rate caps and floors are designed as protection against the interest rate on a variable interest rate asset or liability rising above or falling below a certain level.
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
Types of Assets and Liabilities Hedged
The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to (i) assets and liabilities in the Statements of Condition, or (ii) firm commitments. The Bank also formally assesses (both at the hedge’s inception and at least monthly) whether the derivatives it uses in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess hedge effectiveness prospectively and retrospectively.
Consolidated Obligations. While consolidated obligations are the joint and several obligations of the 12 FHLBanks, the Bank is the primary obligor for the consolidated obligations recorded in the Bank’s Statements of Condition. The Bank may enter into derivatives to hedge the interest rate risk associated with its consolidated obligations. The Bank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation.
For instance, in a typical transaction, fixed rate consolidated obligations are issued and the Bank simultaneously enters into a matching interest rate swap in which the counterparty pays fixed cash flows to the Bank designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. The Bank in turn pays a variable cash flow on the interest rate swap that closely matches the interest payments it receives on short-term or variable interest rate advances (typically one- or three-month LIBOR). These transactions are treated as fair value hedges. The Bank may also issue variable interest rate consolidated obligations indexed to LIBOR, the prime rate, or the Federal funds rate and simultaneously execute interest rate swaps to hedge the basis risk of the variable interest rate debt. Interest rate swaps used to hedge the basis risk of variable interest rate debt indexed to the Federal funds rate do not qualify for hedge accounting. As a result, this type of hedge is treated as an economic hedge.
Advances. The Bank offers a wide array of advance structures to meet members’ funding needs. These advances may have maturities up to 30 years with variable or fixed interest rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or option characteristics of advances in order to more closely match the characteristics of its funding liabilities. In general, whenever a member executes a fixed interest rate advance or a variable interest rate advance with embedded options, the Bank will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the advance. For instance, the Bank may hedge a fixed interest rate advance with an interest rate swap where the Bank pays a fixed interest rate coupon and receives a variable interest rate coupon. This type of hedge is treated as a fair value hedge.

When issuing putable advances, the Bank effectively purchases a put option from the member that allows the Bank to put or extinguish the fixed interest rate advance, which the Bank normally would exercise when interest rates increase. The Bank may hedge these advances by entering into a cancelable interest rate swap. This type of hedge is treated as a fair value hedge.
Mortgage Loans. The Bank invests in fixed interest rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The Bank manages the interest rate and prepayment risks associated with mortgages through a combination of debt issuance and derivatives. The Bank may issue both callable and noncallable debt and prepayment linked consolidated obligations to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans.
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
Investments. The Bank’s investments include, but are not limited to, certificates of deposit, taxable municipal bonds, TLGP debt, GSE obligations, MBS, and the taxable portion of state or local HFA obligations, which may be classified as held-to-maturity, available-for-sale, or trading securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may also manage the interest rate and prepayment risk by funding investment securities with either callable or noncallable consolidated obligations or by hedging the prepayment risk with interest rate caps or floors, interest rate swaps, or swaptions.
For available-for-sale securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in value related to the risk being hedged in other income (loss) as “Net loss on derivatives and hedging activities” together with the related change in the fair value of the derivative, and the remainder of the change in accumulated other comprehensive income (loss) as “Net unrealized gain (loss) on available-for-sale securities.”

The Bank may also manage the risk arising from changing market prices of investment securities classified as trading by entering into derivatives (economic hedges) that offset the changes in fair value of the securities. The market value changes of both the trading securities and the associated derivatives are included in other income (loss) as “Net gain on trading securities” and “Net loss on derivatives and hedging activities.”
Managing Credit Risk on Derivatives
The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policies and regulations. Based on credit analyses and collateral requirements, the Bank does not anticipate any credit losses on its derivative agreements.
The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements on all derivatives that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing derivative instruments that have a net positive market value, assuming the counterparty defaults and the related collateral, if any, is of no value to the Bank.
At March 31, 2010 and December 31, 2009, the Bank’s maximum credit risk, as defined above, was approximately $6.1 million and $11.0 million. At March 31, 2010, the Bank held cash collateral of $11.4 million and therefore reduced its total credit risk exposure of $17.5 million by that amount, resulting in a maximum credit risk of $6.1 million. At December 31, 2009, the Bank held cash collateral of $2.8 million and therefore reduced its total credit risk exposure of $13.8 million by that amount, resulting in a maximum credit risk of $11.0 million. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty.
The valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and the Bank’s own credit standing. The Bank has collateral agreements with all its derivative counterparties that take into account both the Bank’s and counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments for credit were deemed necessary to the recorded fair values of “Derivative assets” and “Derivative liabilities” in the Statements of Condition at March 31, 2010.

Some of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank may be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at March 31, 2010 was $380.4 million, for which the Bank has posted cash collateral of $60.1 million in the normal course of business. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $217.4 million of collateral to its derivative counterparties at March 31, 2010. However, the Bank’s credit rating did not change during the three months ended March 31, 2010.
Financial Statement Effect and Additional Financial Information
The notional amount of derivatives reflects the volume of the Bank’s hedges, but it does not measure the credit exposure of the Bank because there is no principal at risk.
The following table summarizes the Bank’s fair value of derivative instruments, without the effect of netting arrangements or collateral at March 31, 2010 (dollars in thousands). For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

	Notional	Derivative	Derivative
Fair Value of Derivative Instruments	Amount	Assets	Liabilities

Derivatives designated as hedging instruments
Interest rate swaps	$35,353,083	$281,514	$694,456

Derivatives not designated as hedging instruments
Interest rate swaps	7,471,345	28,010	13,950
Interest rate caps	3,240,000	35,607	—
Forward settlement agreements (TBAs)	75,500	385	9
Mortgage delivery commitments	75,363	9	375

Total derivatives not designated as hedging instruments	10,862,208	64,011	14,334

Total derivatives and related accrued interest before netting and collateral adjustments	$46,215,291	345,525	708,790

Netting adjustments[1]		(328,036)	(328,036)
Cash collateral and related accrued interest		(11,402)	(60,109)

Total netting adjustments and cash collateral		(339,438)	(388,145)

Derivative assets and liabilities		$6,087	$320,645

[1]	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions by counterparty.

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

The following table summarizes the components of “Net loss on derivatives and hedging activities” as presented in the Statements of Income (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009

Derivatives and hedged items in fair value hedging relationships
Interest rate swaps	$54	$12,465

Derivatives not designated as hedging instruments
Interest rate swaps	(8,755)	(17,713)
Interest rate caps	(15,705)	407
Forward settlement agreements	(153)	(440)
Mortgage delivery commitments	105	(2,154)

	(24,508)	(19,900)

Net loss on derivatives and hedging activities	$(24,454)	$(7,435)

The following table summarizes, by type of hedged item, the (loss) gain on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income (dollars in thousands):

	Three Months Ended March 31, 2010
			Net Fair Value	Effect on
	(Loss) Gain on	Gain (Loss) on	Hedge	Net Interest
Hedged Item Type	Derivative	Hedged Item	Ineffectiveness	Income[1]

Advances	$(47,250)	$48,090	$840	$(107,294)
Investments	(3,520)	3,636	116	(1,702)
Bonds	20,774	(21,676)	(902)	85,796

Total	$(29,996)	$30,050	$54	$(23,200)

	Three Months Ended March 31, 2009
			Net Fair Value	Effect on
	Gain (Loss) on	(Loss) Gain on	Hedge	Net Interest
Hedged Item Type	Derivative	Hedged Item	Ineffectiveness	Income[1]

Advances	$137,758	$(137,203)	$555	$(67,415)
Bonds	(84,259)	96,169	11,910	57,719

Total	$53,499	$(41,034)	$12,465	$(9,696)

[1]	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Note 10—Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. Bonds are typically issued to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Discount notes are typically issued to raise short-term funds of one year or less. These discount notes sell at less than their face amount and are redeemed at par value when they mature. The par amounts of the outstanding consolidated obligations of the 12 FHLBanks were approximately $870.9 billion and $930.5 billion at March 31, 2010 and December 31, 2009.
The FHLBank Act authorizes the U.S. Treasury to directly purchase consolidated obligations issued by the FHLBanks up to an aggregate principal amount of $4.0 billion. At March 31, 2010, no such purchases had been made by the U.S. Treasury.
Bonds. The following table summarizes the Bank’s bonds outstanding by year of maturity (dollars in thousands):

	March 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %

Due in one year or less	$18,510,250	1.40	$23,040,050	1.43
Due after one year through two years	12,275,900	1.83	9,089,100	2.45
Due after two years through three years	8,213,950	2.44	5,337,250	2.79
Due after three years through four years	2,609,245	3.15	2,522,835	3.73
Due after four years through five years	3,046,285	3.58	1,421,710	3.66
Thereafter	6,940,620	4.96	6,961,565	5.04
Index amortizing notes	1,835,599	5.12	1,950,088	5.12

Total par value	53,431,849	2.46	50,322,598	2.58

Premiums	55,978		49,514
Discounts	(34,250)		(34,785)
Hedging fair value adjustments
Cumulative fair value loss	191,637		148,954
Basis adjustments from terminated and ineffective hedges	(27,466)		326
Fair value option adjustments
Cumulative fair value (gain) loss	(1,701)		4,394
Accrued interest payable	6,647		3,473

Total	$53,622,694		$50,494,474

The following table summarizes the Bank’s total bonds outstanding (dollars in thousands):

	March 31,	December 31,
	2010	2009
Par amount of bonds
Noncallable or nonputable	$41,927,849	$44,380,598
Callable	11,504,000	5,942,000

Total par value	$53,431,849	$50,322,598

Interest Rate Payment Terms. The following table summarizes the Bank’s bonds by interest rate payment type (dollars in thousands):

	March 31,	December 31,
	2010	2009
Par amount of bonds
Fixed rate	$44,779,849	$41,360,598
Simple variable rate	6,995,000	7,540,000
Step-up	1,657,000	1,422,000

Total par value	$53,431,849	$50,322,598

Extinguishment of Debt. For the three months ended March 31, 2010, losses on the extinguishment of debt totaled $4.0 million due to the Bank extinguishing bonds with a total par value of $38.4 million. These losses exclude basis adjustment amortization of $0.2 million recorded in net interest income. As a result, net losses recorded in the Statements of Income on the extinguishment of debt totaled $4.2 million for the three months ended March 31, 2010. For the three months ended March 31, 2009, losses on the extinguishment of debt totaled $16.0 million due to the Bank extinguishing bonds with a total par value of $231.8 million. These losses exclude basis adjustment accretion of $7.7 million recorded in net interest income. As a result, net losses recorded in the Statements of Income on the extinguishment of debt totaled $8.3 million for the three months ended March 31, 2009.
Discount Notes. Discount notes are typically issued to raise short-term funds that have original maturities up to 365/366 days. These notes are issued at less than their face amount and redeemed at par value when they mature.

The Bank’s discount notes were as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate %	Amount	Rate %

Par value	$4,707,434	0.14	$9,418,870	0.13
Discounts	(1,093)		(1,688)

Total	$4,706,341		$9,417,182

Note 11—Capital
The Bank is subject to three regulatory capital requirements. First, the FHLBank Act requires that the Bank maintain at all times permanent capital greater than or equal to the sum of its credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock and retained earnings, can satisfy this risk based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total capital divided by total assets. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times divided by total assets. At March 31, 2010 and December 31, 2009, the Bank did not have any nonpermanent capital.
For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock, including mandatorily redeemable capital stock, plus retained earnings. If the Bank’s capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to safe and sound business operations within the regulatory minimum ratios. At March 31, 2010, the Bank was in compliance with all regulatory capital requirements and management believes the Bank meets the “adequately capitalized” capital classification set forth by the Finance Agency.
The following table shows the Bank’s compliance with the Finance Agency’s three regulatory capital requirements (dollars in thousands):

	March 31, 2010		December 31, 2009
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk based capital	$852,144	$2,837,796	$826,709	$2,952,836
Total capital-to-asset ratio	4.00%	4.39%	4.00%	4.57%
Total regulatory capital	$2,584,902	$2,837,796	$2,586,267	$2,952,836
Leverage ratio	5.00%	6.59%	5.00%	6.85%
Leverage capital	$3,231,128	$4,256,694	$3,232,834	$4,429,254

The Bank issues a single class of capital stock (Class B capital stock). The Bank’s Class B capital stock has a par value of $100 per share, and all shares are purchased, repurchased, redeemed, or transferred only at par value. The Bank has two subclasses of Class B capital stock: membership capital stock and activity-based capital stock.
Each member is required to maintain a certain minimum capital stock investment in the Bank. The minimum investment requirements are designed so that the Bank remains adequately capitalized as member activity changes. To ensure the Bank remains adequately capitalized within ranges established in the Capital Plan, these requirements may be adjusted upward or downward by the Bank’s Board of Directors.
Capital stock owned by members in excess of their minimum investment requirements is known as excess capital stock. The Bank had excess capital stock (including excess mandatorily redeemable capital stock) of $52.9 million and $61.8 million at March 31, 2010 and December 31, 2009.
Under the Bank’s Capital Plan, the Bank, at its discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. If a member’s membership capital stock balance exceeds an operational threshold set forth in the Capital Plan, the Bank may repurchase the amount of excess capital stock necessary to make the member’s membership capital stock balance equal to the operational threshold. Additionally, if a member’s activity-based capital stock balance exceeds an operational threshold set forth in the Capital Plan, the Bank may repurchase the amount of excess capital stock necessary to make the member’s activity-based capital stock balance equal to the operational threshold.
Mandatorily Redeemable Capital Stock. At March 31, 2010 and December 31, 2009, the Bank had $7.3 million and $8.3 million in capital stock subject to mandatory redemption. These amounts have been classified as “Mandatorily redeemable capital stock” in the Statements of Condition.
The following table summarizes the Bank’s activity related to mandatorily redeemable capital stock (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009

Balance, beginning of year	$8,346	$10,907

Capital stock subject to mandatory redemption reclassified from capital stock	589	78
Redemption of mandatorily redeemable capital stock	(1,667)	—

Balance, end of period	$7,268	$10,985

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
Capital is allocated to the Member Finance and Mortgage Finance segments based on each segment’s amount of capital stock, retained earnings, and accumulated other comprehensive income (loss).
The Bank evaluates performance of the segments based on adjusted net interest income after providing for a mortgage loan credit loss provision.
For adjusted net interest income, the Bank includes the following:
•	Interest income and interest expense associated with economic hedges recorded as a component of “Net loss on derivatives and hedging activities” in other income (loss) in the Statements of Income; and
•	Concession expense associated with fair value option bonds recorded in “Other expense” in the Statements of Income.
For adjusted net interest income, the Bank excludes the following:
•	Interest income and interest expense associated with basis adjustment amortization/accretion on called and extinguished debt recorded as a component of “Bond interest expense” in the Statements of Income.

The following table summarizes the Bank’s financial performance by operating segment (dollars in thousands):

	Member	Mortgage
	Finance	Finance	Total
Three months ended March 31, 2010
Adjusted net interest income	$36,722	$16,795	$53,517
Provision for credit losses on mortgage loans	—	125	125

Adjusted net interest income after mortgage loan credit loss provision	$36,722	$16,670	$53,392

Average assets for the period	$46,356,006	$19,736,089	$66,092,095
Total assets at period end	$42,638,036	$21,984,517	$64,622,553

Three months ended March 31, 2009
Adjusted net interest income	$4,382	$18,218	$22,600
Provision for credit losses on mortgage loans	—	—	—

Adjusted net interest income after mortgage loan credit loss provision	$4,382	$18,218	$22,600

Average assets for the period	$53,531,835	$20,311,271	$73,843,106
Total assets at period end	$55,871,239	$20,059,978	$75,931,217
The following table reconciles the Bank’s financial performance by operating segment to total income before assessments (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009

Adjusted net interest income after mortgage loan credit loss provision	$53,392	$22,600
Net interest income on economic hedges	(2,221)	(3,628)
Concession expense on fair value option bonds	878	37
Interest income (expense) on basis adjustment accretion/amortization of called debt	370	(17,402)
Interest (expense) income on basis adjustment amortization/accretion of extinguished debt	(138)	7,719

Net interest income after mortgage loan credit loss provision	52,281	9,326

Other income (loss)	2,493	(3,500)
Other expense	13,483	11,736

Income (loss) before assessments	$41,291	$(5,910)

Note 13—Estimated Fair Values
The Bank records trading investments, available-for-sale investments, derivative assets, certain real estate owned, derivative liabilities, and certain bonds, for which the fair value option was elected, at fair value in the Statements of Condition. Fair value is a market-based measurement and is defined as the price received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant holding the asset or owing the liability. In general, the transaction price will equal the exit price and, therefore, represents the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in that market.
Fair Value Option. The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected assets, liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the Statements of Condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income.
During the three months ended March 31, 2010 and 2009, the Bank elected to record certain bonds that did not qualify for hedge accounting at fair value under the fair value option. These bonds, coupled with related derivatives, were unable to achieve hedge effectiveness. Therefore, in order to achieve some offset to the mark-to-market on the fair value option bonds, the Bank executed economic derivatives.
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

The following describes the application of the fair value hierarchy to the Banks’ assets and liabilities that are carried at fair value in the Statements of Condition.
Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The types of assets and liabilities carried at Level 1 fair value include certain derivative contracts, such as forward settlement agreements, that are highly liquid and actively traded in over-the-counter markets.
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The types of assets and liabilities carried at Level 2 fair value include the Bank’s investment securities, such as taxable municipal bonds, TLGP debt, GSE obligations, and MBS, as well as certain derivative contracts and bonds the Bank elected to record at fair value under the fair value option.
Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. The Bank carries certain real estate owned at Level 3 fair value.
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

Fair Value on a Recurring Basis. The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value in the Statements of Condition at March 31, 2010 (dollars in thousands):

				Netting
	Level 1	Level 2	Level 3	Adjustment[1]	Total
Assets
Trading securities
TLGP	$—	$2,406,122	$—	$—	$2,406,122
Taxable municipal bonds	—	538,811	—	—	538,811
Available-for-sale securities
TLGP	—	565,754	—	—	565,754
Government-sponsored enterprise obligations	—	620,206	—	—	620,206
Government-sponsored enterprise MBS	—	6,162,311	—	—	6,162,311
Derivative assets
Interest rate related	—	345,131	—	(339,438)	5,693
Forward settlement agreements (TBAs)	385	—	—	—	385
Mortgage delivery commitments	—	9	—	—	9

Total assets at fair value	$385	$10,638,344	$—	$(339,438)	$10,299,291

Liabilities
Bonds[2]	$—	$(5,929,946)	$—	$—	$(5,929,946)
Derivative liabilities
Interest rate related	—	(708,406)	—	388,145	(320,261)
Forward settlement agreements (TBAs)	(9)	—	—	—	(9)
Mortgage delivery commitments	—	(375)	—	—	(375)

Total liabilities at fair value	$(9)	$(6,638,727)	$—	$388,145	$(6,250,591)

[1]	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties and the related accrued interest. Net cash collateral plus accrued interest totaled $48.7 million at March 31, 2010.

[2]	Represents bonds recorded under the fair value option.

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2009 (dollars in thousands):

				Netting
	Level 1	Level 2	Level 3	Adjustment[1]	Total
Assets
Trading securities
TLGP	$—	$3,692,984	$—	$—	$3,692,984
Taxable municipal bonds	—	741,538	—	—	741,538
Available-for-sale securities
TLGP	—	565,757	—	—	565,757
Government-sponsored enterprise	—	7,171,656	—	—	7,171,656
Derivative assets	322	378,049	—	(367,359)	11,012

Total assets at fair value	$322	$12,549,984	$—	$(367,359)	$12,182,947

Liabilities
Bonds[2]	$—	$(5,997,867)	$—	$—	$(5,997,867)
Derivative liabilities	(1)	(700,999)	—	420,616	(280,384)

Total liabilities at fair value	$(1)	$(6,698,866)	$—	$420,616	$(6,278,251)

[1]	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties and the related accrued interest. Net cash collateral plus accrued interest totaled $53.2 million at December 31, 2009.

[2]	Represents bonds recorded under the fair value option.
For instruments carried at fair value in the Statements of Condition, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification to the hierarchy level for certain assets or liabilities. At March 31, 2010, the Bank had made no reclassifications to its fair value hierarchy.

The following table summarizes the activity related to bonds in which the fair value option has been elected (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009

Balance, beginning of year	$(5,997,867)	$—

New bonds elected for fair value option	(2,250,000)	(1,895,000)
Maturities and terminations	2,315,000	—
Net gain (loss) on bonds held at fair value	6,095	(1,641)
Change in accrued interest	(3,174)	(1,248)

Balance, end of period	$(5,929,946)	$(1,897,889)

The following table summarizes the changes in fair value included in the Statements of Income for bonds in which the fair value option has been elected (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009

Interest expense	$(10,667)	$(1,248)
Net gain (loss) on bonds held at fair value	6,095	(1,641)

Total change in fair value	$(4,572)	$(2,889)

For bonds recorded under the fair value option, the related contractual interest expense is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net gain (loss) on bonds held at fair value” in the Statements of Income. The changes in fair value shown in the previous table do not include changes in instrument-specific credit risk. The Bank has determined that no adjustments to the fair value of bonds recorded under the fair value option were necessary for instrument-specific credit risk. Concessions paid on bonds under the fair value option are expensed as incurred and recorded in “Other expense” in the Statements of Income. The Bank recorded $0.9 million and $37,000 in concession expense associated with fair value option bonds during the three months ended March 31, 2010 and 2009.

The following table summarizes the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding of bonds for which the fair value option has been elected (dollars in thousands):

	March 31,	December 31,
	2010	2009

Principal balance	$5,925,000	$5,990,000
Fair value	5,929,946	5,997,867

Fair value over principal balance	$4,946	$7,867

Fair Value on a Nonrecurring Basis. The Bank measures certain real estate owned at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (i.e. when the property value decreases below the carrying value). Fair value adjustments on real estate owned are recorded as either a component of “Other, net” in the Statements of Income or as a component of “Other assets” in the Statements of Condition if there are available credit enhancement fees to recapture the expected losses. For the three months ended March 31, 2010, the Bank recorded fair value losses on these assets of $0.1 million through “Other, net” and $0.2 million through “Other assets”.
The following table presents real estate owned by level within the fair value hierarchy, for which a nonrecurring change in fair value was recorded during the three months ended March 31, 2010 and the assets were recorded at fair value at March 31, 2010 (dollars in thousands):

	Level 1	Level 2	Level 3

Real estate owned[1]	$—	$—	$466

[1]	The above table excludes real estate owned with a carrying value less than fair value at March 31, 2010.
Significant Inputs of Recurring and Nonrecurring Fair Value Measurements. The following represents the significant inputs used to determine fair value of those instruments carried in the Statements of Condition at fair value which are classified as Level 2 or Level 3 within the fair value hierarchy. These disclosures do not differentiate between recurring and nonrecurring fair value measurements. A description of the valuation methodologies and techniques for all financial instruments is disclosed under the section entitled “Fair Value Methodologies and Techniques.”

Investment Securities. The Bank’s valuation technique incorporates prices from up to four designated third-party pricing vendors, when available. These pricing vendors use methods that generally employ market indicators, including but not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The Bank establishes a price for each of its investment securities using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including, but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of March 31, 2010, substantially all of the Bank’s investment securities were priced using this valuation technique. The relative proximity of the prices received supports the Bank’s conclusion that the final computed prices are reasonable estimates of fair value.
Derivative Assets and Liabilities. The fair value of derivatives is generally determined using discounted cash flow analyses (the income approach) and comparisons to similar instruments (the market approach). The discounted cash flow model utilizes market observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:
Interest Related Derivatives
•	LIBOR swap curve, and
•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.
Mortgage delivery commitments
•	Forward settlement agreement (TBA) price. Market-based prices of TBAs by coupon class and expected term until settlement.
Bonds. Certain bonds for which the fair value option was elected are carried at fair value in the Statements of Condition. For these bonds, the Bank uses an income approach and estimates fair values based on the following inputs:
•	CO curve (see below), and
•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

The Office of Finance constructs a market observable interest rate curve referred to as the CO curve. This curve is constructed using the Treasury curve as a base curve which is then adjusted by adding indicative spreads obtained largely from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, market color such as recent GSE trades, and secondary market activity.
Real Estate Owned. The Bank estimates the fair value of real estate owned using a current property value from the MPF Servicer or a broker price opinion adjusted for estimated selling costs.
Fair Value Methodologies and Techniques. The following estimated fair value amounts have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2010 and December 31, 2009. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions.
Cash and Due from Banks and Securities Purchased under Agreements to Resell. The estimated fair value approximates the recorded book balance.
Interest-Bearing Deposits. For interest-bearing deposits with less than three months to maturity, the estimated fair value approximates the recorded book balance. For interest-bearing deposits with more than three months to maturity, the estimated fair value is determined by calculating the present value of the expected future cash flows.
Federal Funds Sold. For overnight and term Federal funds sold with less than three months to maturity, the estimated fair value approximates the recorded book balance. For term Federal funds sold with more than three months to maturity, the estimated fair value is determined by calculating the present value of the expected future cash flows. Term Federal funds sold are discounted at comparable current market rates.

Investment Securities. The estimated fair value of the Bank’s investment securities is determined by using information from specialized pricing services that use pricing models and/or quoted prices of securities with similar characteristics. Inputs into the pricing models are market based and observable. The Bank requests prices for all of its investment securities from four specific third-party pricing services and, depending on the number of prices received for each security, selects a median price. Each price excludes accrued interest receivable and is as of the last business day of the reporting period. The Bank uses variance thresholds to assist in identifying median prices that may require further review. In certain limited circumstances (i.e., prices are outside of variance thresholds or the third-party pricing services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. The Bank’s trading and available-for-sale securities are recorded in the Bank’s Statements of Condition at fair value.
Advances and Other Loans. The estimated fair value of advances is determined by calculating the present value of expected future cash flows and excluding accrued interest receivable. The Bank’s primary inputs for measuring the estimated fair value of advances are (i) the CO curve, published by the Office of Finance and available to the public, (ii) LIBOR swap curves, and (iii) volatilities. The Bank considers these inputs to be market based and observable as they can be directly corroborated by market participants.
Under Bank policy and Finance Agency regulations, advances generally require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. Therefore, the estimated fair value of advances does not assume prepayment risk.
Mortgage Loans Held for Portfolio. The estimated fair value of mortgage loans held for portfolio is determined based on contractual cash flows adjusted for prepayment assumptions and credit risk factors, discounted using the quoted market prices of similar mortgage loans, and reduced by the amount of accrued interest receivable. These prices can change rapidly based on market conditions and therefore, are highly dependent on the underlying prepayment assumptions.
Accrued Interest Receivable and Payable. The estimated fair value approximates the recorded book balance.
Derivative Assets and Liabilities. The Bank bases the estimated fair values of derivatives with similar terms on available market prices including accrued interest receivable and payable. The estimated fair value is based on the LIBOR swap curve and forward rates at period end and, for agreements containing options, the market’s expectations of future interest rate volatility implied from current market prices of similar options. The estimated fair values use standard valuation techniques for derivatives, such as discounted cash flow analyses and comparisons to similar instruments. The fair values are netted with cash collateral by counterparty and the related accrued interest where such legal right of offset exists. If these amounts are positive, they are classified as an asset and if negative a liability.

Deposits. For deposits with three months or less to maturity, the estimated fair value approximates the recorded book balance. For deposits with more than three months to maturity, the estimated fair value of deposits is determined by calculating the present value of expected future cash flows and reducing this amount by accrued interest payable. The discount rates used in these calculations are LIBOR rates with similar terms.
Consolidated Obligations. The estimated fair value of consolidated obligations is determined by calculating the present value of expected future cash flows, discounted by the CO curve published by the Office of Finance, and excluding the amount of accrued interest payable. The discount rates used are for instruments with similar terms.
Consolidated Obligations Elected Under the Fair Value Option. The estimated fair value of consolidated obligations elected under the fair value option is determined by using models that use primarily market observable inputs. The Bank’s primary inputs for measuring fair value are market based CO curve inputs obtained from the Office of Finance. The Bank has determined that the CO curve is based on market observable data.
Adjustments may be necessary to reflect the FHLBanks’ credit quality when valuing consolidated obligations measured at fair value. Due to the joint and several liability of consolidated obligations, the Bank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments for instrument-specific credit risk are necessary in its fair value measurement of consolidated obligations.
Mandatorily Redeemable Capital Stock. The fair value of capital stock subject to mandatory redemption is generally reported at par value. Fair value also includes estimated dividends earned at the time of the reclassification from equity to liabilities, until such amount is paid. Capital stock can only be acquired by members at par value and redeemed at par value. Capital stock is not publicly traded and no market mechanism exists for the exchange of stock outside the cooperative structure.
Commitments to Extend Credit for Mortgage Loans. The estimated fair value of commitments to extend credit for mortgage loans is determined by using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair value also takes into account the difference between current and committed interest rates.
Standby Letters of Credit. The estimated fair value of standby letters of credit is based on either (i) the fees currently charged for similar agreements or (ii) the estimated cost to terminate the agreement or otherwise settle the obligation with the counterparty.
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

The carrying values and estimated fair values of the Bank’s financial instruments were as follows (dollars in thousands):
FAIR VALUE SUMMARY TABLE

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets
Cash and due from banks	$149,951	$149,951	$298,841	$298,841
Interest-bearing deposits	12,084	11,908	10,570	10,346
Federal funds sold	3,555,000	3,555,000	3,133,000	3,133,000
Trading securities	2,944,933	2,944,933	4,434,522	4,434,522
Available-for-sale securities	7,348,271	7,348,271	7,737,413	7,737,413
Held-to-maturity securities	9,375,605	9,463,960	5,474,664	5,535,975
Advances	33,027,039	33,250,434	35,720,398	35,978,355
Mortgage loans held for portfolio, net	7,557,153	7,874,890	7,716,549	7,996,456
Accrued interest receivable	99,165	99,165	81,703	81,703
Derivative assets	6,087	6,087	11,012	11,012

Liabilities
Deposits	(1,325,271)	(1,325,205)	(1,225,191)	(1,224,975)

Consolidated obligations
Discount notes	(4,706,341)	(4,706,263)	(9,417,182)	(9,417,818)
Bonds[1]	(53,622,694)	(54,699,459)	(50,494,474)	(51,544,919)

Total consolidated obligations	(58,329,035)	(59,405,722)	(59,911,656)	(60,962,737)

Mandatorily redeemable capital stock	(7,268)	(7,268)	(8,346)	(8,346)
Accrued interest payable	(279,439)	(279,439)	(243,693)	(243,693)
Derivative liabilities	(320,645)	(320,645)	(280,384)	(280,384)

Other
Commitments to extend credit for mortgage loans	(344)	(347)	—	—
Standby letters of credit	(1,718)	(1,718)	(1,443)	(1,443)
Standby bond purchase agreements	—	5,955	—	6,477
[1]	Includes $5.9 billion and $6.0 billion at fair value under the fair value option at March 31, 2010 and December 31, 2009.

Note 14—Commitments and Contingencies
The 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amounts of the outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $812.7 billion and $870.8 billion at March 31, 2010 and December 31, 2009.
Standby letters of credit are executed with members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary’s draw, the payment is withdrawn from the member’s demand account. Any resulting overdraft is converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $3.5 billion at March 31, 2010 and December 31, 2009, and had original terms between 5 days and 13 years with a final expiration in 2020. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $1.7 million and $1.4 million at March 31, 2010 and December 31, 2009. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. The estimated fair value of standby letters of credit at March 31, 2010 and December 31, 2009 is reported in “Note 13 — Estimated Fair Values.”
Commitments that unconditionally obligate the Bank to fund or purchase mortgage loans from members in the MPF program totaled $75.7 million and $26.7 million at March 31, 2010 and December 31, 2009. Commitments are generally for periods not to exceed 45 business days. Commitments that obligate the Bank to purchase closed mortgage loans from its members are considered derivatives, and their estimated fair value at March 31, 2010 and December 31, 2009 is reported in “Note 9 — Derivatives and Hedging Activities” as mortgage delivery commitments. Commitments that obligate the Bank to table fund mortgage loans are not considered derivatives, and their estimated fair value at March 31, 2010 and December 31, 2009 is reported in “Note 13 — Estimated Fair Values” as commitments to extend credit for mortgage loans.
As discussed in “Note 8 — Mortgage Loans Held for Portfolio”, the first loss account specifies the Bank’s loss exposure under each master commitment after homeowner’s equity and PMI but prior to the PFI’s credit enhancement obligation. The first loss account balance for all master commitments is a memorandum account and was $116.8 million and $116.4 million at March 31, 2010 and December 31, 2009.

In conjunction with its sale of certain mortgage loans to the FHLBank of Chicago in 2009, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $2.1 million by December 31, 2010, $1.2 million by December 31, 2012, $0.8 million by December 31, 2015, and $0.3 million by December 31, 2020. At March 31, 2010, the Bank was not aware of any losses incurred by the FHLBank of Chicago that would not otherwise be recovered through credit enhancement fees.
At March 31, 2010 and December 31, 2009, the Bank had 24 standby bond purchase agreements with housing associates within its district whereby the Bank would be required to purchase bonds under circumstances defined in each agreement. The Bank would hold investments in the bonds until the designated remarketing agent could find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the standby bond purchase agreement. The 24 outstanding standby bond purchase agreements at March 31, 2010 totaled $699.0 million and expire seven years after execution, with a final expiration in 2016. The 24 outstanding standby bond purchase agreements at December 31, 2009 totaled $711.1 million and expire seven years after execution, with a final expiration in 2016. The Bank received fees for the guarantees that amounted to $0.4 million and $0.2 million for the three months ended March 31, 2010 and 2009. At March 31, 2010, the Bank had not been required to purchase any bonds under the executed standby bond purchase agreements. The estimated fair value of standby bond purchase agreements at March 31, 2010 and December 31, 2009 is reported in “Note 13 — Estimated Fair Values.”
On September 25, 2009, the Bank entered into an agreement with the Iowa Finance Authority to purchase up to $100 million of taxable single family mortgage revenue bonds. The agreement expires on September 24, 2010. As of March 31, 2010, the Bank had not purchased any mortgage revenue bonds under this agreement.
The Bank entered into $0.9 billion and $0.2 billion par value traded but not yet settled bonds at March 31, 2010 and December 31, 2009. The Bank generally executes derivatives with large banks and major broker-dealers and enters into bilateral collateral agreements. At March 31, 2010 and December 31, 2009, the Bank had $60.1 million and $56.0 million of cash pledged as collateral to broker-dealers.
The Bank is not currently aware of any material pending legal proceedings other than ordinary routine litigation incidental to the business, to which the Bank is a party or of which any of its property is the subject.

Note 15—Activities with Stockholders and Housing Associates
Under the Bank’s Capital Plan, voting rights conferred upon the Bank’s members are for the election of member directors and independent directors. Member directorships are designated to one of the five states in the Bank’s district and a member is entitled to nominate and vote for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable member directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that state as of the record date for voting. The independent directors are nominated by the Bank’s Board of Directors after consultation with the FHLBank’s Affordable Housing Advisory Council, and then voted upon by all members within the Bank’s five-state district. Non-member stockholders are not entitled to cast votes for the election of directors. At March 31, 2010 and December 31, 2009, no member owned more than 10 percent of the voting interests of the Bank due to statutory limits on members’ voting rights as mentioned above.
Transactions with Stockholders. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank and may receive dividends on their investment. Former members own the remaining capital stock to support business transactions still carried in the Bank’s Statements of Condition. All advances are issued to members and eligible housing associates and all mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts for members primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases. The Bank may not invest in any equity securities issued by its stockholders. The Bank extends credit to members in the ordinary course of business on substantially the same terms, including interest rates and collateral that must be pledged to us, as those prevailing at the time for comparable transactions with other members unless otherwise discussed. These extensions of credit do not involve more than the normal risk of collectibility and do not present other unfavorable features.

The following table summarizes transactions with members and their affiliates, former members and their affiliates, and housing associates (dollars in thousands):

	March 31,	December 31,
	2010	2009

Assets
Cash	$74,290	$1,470
Interest-bearing deposits[1]	11,885	10,406
Federal funds sold	200,000	340,000
Trading securities[2]	130,657	130,819
Held-to-maturity securities[2]	459,697	124,858
Advances	33,027,039	35,720,398
Accrued interest receivable	6,398	6,675
Derivative assets	353	6,216
Other assets	234	389

Total	$33,910,553	$36,341,231

Liabilities
Deposits	$1,289,258	$1,147,469
Mandatorily redeemable capital stock	7,268	8,346
Accrued interest payable	169	118
Derivative liabilities	26,562	27,631
Other liabilities	2,133	1,894

Total	$1,325,390	$1,185,458

Capital
Capital stock — Class B putable	$2,330,705	$2,460,419

Notional amount of derivatives	$5,942,116	$5,255,246
Notional amount of standby letters of credit	$3,518,173	$3,502,477
Notional amount of standby bond purchase agreements	$699,045	$711,135

[1]	Interest-bearing deposits consist of non-negotiable certificates of deposit purchased by the Bank from its members.

[2]	Trading securities and held-to-maturity securities consist of negotiable certificates of deposit, state or local housing agency obligations, and TLGP debt purchased by the Bank from its members or eligible housing associates.

Transactions with Directors’ Financial Institutions. In the normal course of business, the Bank extends credit to its members whose directors and officers serve as its directors (Directors’ Financial Institutions). Finance Agency regulations require that transactions with Directors’ Financial Institutions be subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. At March 31, 2010 and December 31, 2009, advances outstanding to Directors’ Financial Institutions aggregated $638.1 million and $684.4 million, representing 2.0 percent of the Bank’s total outstanding advances. During the three months ended March 31, 2010 and 2009, mortgage loans originated by Directors’ Financial Institutions aggregated $1.4 million and $9.7 million. At March 31, 2010 and December 31, 2009, capital stock outstanding to Directors’ Financial Institutions aggregated $41.9 million and $44.4 million, representing 1.8 percent of the Bank’s total outstanding capital stock. The Bank did not have any investment or derivative transactions with Directors’ Financial Institutions during the three months ended March 31, 2010 and 2009.
Business Concentrations. The Bank has business concentrations with stockholders whose capital stock outstanding is in excess of 10 percent of the Bank’s total capital stock outstanding.
Capital Stock — The following tables summarize members and their affiliates holding 10 percent or more of outstanding capital stock (including stock classified as mandatorily redeemable) (shares in thousands):

			Shares at	Percent of
			March 31,	Total Capital
Name	City	State	2010	Stock

Transamerica Life Insurance Company[1]	Cedar Rapids	IA	2,525	10.8%
Monumental Life Insurance Company[1]	Cedar Rapids	IA	278	1.2

			2,803	12.0%

			Shares at	Percent of
			December 31,	Total Capital
Name	City	State	2009	Stock

Superior Guaranty Insurance Company[2]	Minneapolis	MN	2,693	10.9%
Transamerica Life Insurance Company[1]	Cedar Rapids	IA	2,525	10.2
Wells Fargo Bank, N.A.[2]	Sioux Falls	SD	412	1.7
Monumental Life Insurance Company[1]	Cedar Rapids	IA	278	1.1

			5,908	23.9%

[1]	Monumental Life Insurance Company is an affiliate of Transamerica Life Insurance Company.

[2]	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Advances — The following table summarizes advances outstanding with stockholders and their affiliates whose capital stock outstanding is in excess of 10 percent of the Bank’s total capital stock outstanding (dollars in thousands):

	March 31,	December 31,
Stockholder	2010	2009

Transamerica Life Insurance Company	$5,450,000	$5,450,000
Monumental Life Insurance Company	400,000	400,000
Superior Guaranty Insurance Company	*	1,625,000
Wells Fargo Bank, N.A.	*	700,000

	$5,850,000	$8,175,000

*	Stockholder did not have capital stock outstanding in excess of 10 percent of the Bank’s total capital stock outstanding at stated period end.
During the three months ended March 31, 2010 and 2009, the Bank did not originate any advances to stockholders or their affiliates whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding.
The following tables summarizes interest income earned on advances with stockholders and their affiliates whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding (dollars in thousands):

	Three Months Ended
	March 31,
Stockholder	2010	2009

Transamerica Life Insurance Company	$4,222	$	*
Monumental Life Insurance Company	258		*
Superior Guaranty Insurance Company	*		4,688
Wells Fargo Bank, N.A.	*		2,600

	$4,480		$7,288

*	Stockholder did not have capital stock outstanding in excess of 10 percent of the Bank’s total capital stock outstanding at stated period end.
Mortgage Loans — At March 31, 2010 and December 31, 2009, 56 and 57 percent of the Bank’s mortgage loans outstanding were purchased from Superior.

Other — The Bank has a 20 year lease with an affiliate of Wells Fargo for space in a building for the Bank’s headquarters that commenced on January 2, 2007. Rental expense for the three months ended March 31, 2010 and 2009 amounted to $0.2 million. Future minimum rentals to the Wells Fargo affiliate are as follows (dollars in thousands):

Year	Amount

Due in one year or less	$869
Due after one year through two years	869
Due after two years through three years	869
Due after three years through four years	869
Due after four years through five years	869
Thereafter	11,081

Total	$15,426

Note 16—Activities with Other FHLBanks
The Bank may invest in other FHLBank consolidated obligations, for which the other FHLBanks are the primary obligor, for liquidity purposes. If made, these investments in other FHLBank consolidated obligations would be purchased in the secondary market from third parties and would be accounted for as available-for-sale securities. The Bank did not have any investments in other FHLBank consolidated obligations at March 31, 2010 and December 31, 2009.
The Bank purchased MPF shared funding certificates from the FHLBank of Chicago. See “Note 6 - Held to Maturity Securities” for balances at March 31, 2010 and December 31, 2009.
The Bank recorded service fee expense as an offset to other income (loss) due to its relationship with the FHLBank of Chicago in the MPF program. The Bank recorded $0.4 million and $0.3 million in service fee expense to the FHLBank of Chicago for the three months ended March 31, 2010 and 2009.
The following table summarizes loan activity from other FHLBanks during the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Beginning		Principal	Ending
Other FHLBank	Balance	Borrowings	Payment	Balance

March 31, 2010
Cincinnati	$—	$25,000	$(25,000)	$—

March 31, 2009
San Francisco	$—	$5,784,000	$(5,784,000)	$—

The Bank did not make any loans to other FHLBanks during the three months ended March 31, 2010 and 2009.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our MD&A and annual report in our 2009 Form 10-K filed with the Securities and Exchange Commission (SEC) on March 18, 2010 (Form 10-K). Our MD&A is designed to provide information that will help the reader develop a better understanding of our financial statements, key financial statement changes from quarter to quarter, and the primary factors driving those changes. Our MD&A is organized as follows:

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
There can be no assurance that unanticipated risks will not materially and adversely affect our results of operations. For additional information regarding these and other risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements, see “Item 1A. Risk Factors” in our Form 10-K. You are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made as of the date of this report. We undertake no obligation to update or revise any forward-looking statement.

Executive Overview
Our Bank is a member-owned cooperative serving shareholder members in a five-state region (Iowa, Minnesota, Missouri, North Dakota, and South Dakota). Our mission is to provide funding and liquidity for our members and eligible housing associates by providing a stable source of short- and long-term funding through advances, standby letters of credit, mortgage purchases, and targeted housing and economic development activities. Our member institutions may include commercial banks, savings institutions, credit unions, insurance companies, and community development financial institutions.
For the three months ended March 31, 2010, we recorded net income of $30.3 million compared to a net loss of $5.9 million for the same period in 2009. The increase in net income for the three months ended March 31, 2010 is primarily attributable to increased net interest income and activity reported in other income (loss).
For the three months ended March 31, 2010, we recorded net interest income of $52.4 million compared to net interest income of $9.3 million for the same period in 2009. The increase is primarily attributable to an improvement in our asset-liability spread income resulting from more favorable funding costs. For the three months ended March 31, 2010, our asset-liability spread was 25 basis points compared to a negative four basis points for the same period in 2009. Our performance during the three months ended March 31, 2009 was primarily driven by liquidity management. During the fourth quarter of 2008, in response to liquidity concerns, the Finance Agency provided guidance that all FHLBanks increase their liquidity position to ensure availability of funds for members. Given this guidance, we issued fixed rate longer-dated discount notes to fund additional liquidity purchases. Subsequent to the issuance of these discount notes, government actions caused interest rates to decrease significantly, resulting in a negative asset-liability spread as the cost of the longer-dated discount notes was greater than the earnings on the short-term liquidity portfolio. This negative spread carried into the first quarter of 2009 and, as a result, decreased our net interest income during the three months ended March 31, 2009.
Despite the lower net interest income during the three months ended March 31, 2009, spreads to London Interbank Offered Rate (LIBOR) on our discount notes remained at historically tight levels, resulting in more favorable spreads on short-term funding, while longer-term funding was expensive due to illiquidity in the marketplace and investors’ desire to invest short-term. This resulted in us increasing our discount note issuances and decreasing our bond issuances throughout the three months ended March 31, 2009.
As the financial markets stabilized throughout the latter half of 2009 and into early 2010, spreads to LIBOR on our discount notes returned to more historical levels, resulting in less favorable spreads on short-term funding. Spreads to LIBOR on our bonds improved during the three months ended March 31, 2010 when compared to the same period in 2009, although they continued to be less favorable than historical levels. As a result, we replaced maturing discount notes with more favorably priced bonds (i.e. bullets, callable, and structured) in order to better match fund our longer-term assets with longer-term debt and to extend the duration of our liabilities.

For the three months ended March 31, 2010, we recorded other income of $2.5 million compared to an other loss of $3.5 million for the same period in 2009. The increase is primarily attributable to decreased losses on the extinguishment of debt and net gains on bonds held at fair value, partially offset by net losses on derivatives and hedging activities. For the three months ended March 31, 2010 and 2009, we extinguished higher-costing bonds with a total par value of $38.4 million and $231.8 million and recorded losses of $4.0 million and $16.0 million. We expect such losses will be offset in future periods through lower interest costs. For additional discussion on items impacting other income (loss), refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Other Income (Loss).”
Conditions in the Financial Markets
Three Months Ended March 31, 2010 and 2009 and December 31, 2009
The following table shows information on key average market interest rates for the three months ended March 31, 2010 and 2009 and key market interest rates at December 31, 2009:

	First Quarter	First Quarter
	2010	2009	December 31,
	3-Month	3-Month	2009
	Average	Average	Ending Rate

Federal funds target[1]	0.14%	0.19%	0.05%
Three-month LIBOR[1]	0.26	1.24	0.25
2-year U.S. Treasury[1]	0.90	0.89	1.14
10-year U.S. Treasury[1]	3.70	2.70	3.84
30-year residential mortgage note[1]	5.00	5.07	5.14

[1]	Source is Bloomberg.
The Federal Open Market Committee maintained the targeted range for the Federal funds rate at 0 to 0.25 percent at its January and March 2010 meetings. Minutes from these meetings indicated that the committee “continues to anticipate that economic conditions, including low rates, resource utilization, subdued inflation trends, and stable inflation expectations, are likely to warrant exceptionally low Federal funds rates for an extended period.” The Federal Reserve increased the discount rate, the rate at which banks may borrow directly from the Federal Reserve, from 0.50 to 0.75 percent on February 19, 2010. While this move by the Federal Reserve appeared to drive borrowers from the Federal Reserve discount window to the short-term funds market, the change did not have any notable impact on us.

During the first quarter of 2010, three-month LIBOR increased four basis points and U.S. Treasury rates ended the quarter at about the same level observed at the start of the quarter. Mortgage rates remained fairly stable during the first quarter of 2010, although the decision by Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal National Mortgage Association (Fannie Mae) to repurchase up to approximately $200 billion of delinquent mortgages should temporarily stimulate demand for mortgage products and provide some level of support to mortgage rates in the near future.
The Federal Reserve’s purchase programs for agency MBS and agency securities expired on March 31, 2010. Total purchases under these programs were $1.25 trillion and $172 billion, respectively. The expiration of these programs may cause higher mortgage rates and higher agency funding spreads in the future. The only remaining Federal Reserve program, the Term Asset-Backed Securities Loan Facility, is scheduled to expire on June 30, 2010.
Agency Spreads

	First Quarter	First Quarter
	2010	2009	December 31,
	3-Month	3-Month	2009
	Average	Average	Ending Spread

FHLB spreads to LIBOR (basis points)[1]
3-month	(8.9)	(90.1)	(12.1)
2-year	(7.2)	30.3	(10.2)
5-year	6.2	62.3	(1.7)
10-year	41.2	129.2	41.9

[1]	Source is Office of Finance.
The market crisis that commenced in 2007 led the Federal Reserve to lower its targeted Federal funds rate to 0.00 to 0.25 percent during the fourth quarter of 2008 and this rate continued through March 31, 2010. LIBOR lagged the movement in the targeted Federal funds rate through the first half of 2009. As a result, during the first quarter of 2009, three-month LIBOR averaged 1.24 percent verses 0.26 percent during the first quarter of 2010. Spreads to LIBOR on our three-month debt returned to more historical levels during the first quarter of 2010 when compared to the same period of 2009, resulting in less favorable spreads on short-term funding. Spreads to LIBOR on our longer-term debt improved during the first quarter of 2010 when compared to the same period in 2009 due to improved market conditions, lower supply, and increased demand on a relative basis.
During the three months ended March 31, 2010, spreads to LIBOR on our debt with maturities out to five years deteriorated when compared to December 31, 2009. The deterioration was due to a number of factors including, but not limited to, the high level of government-sponsored enterprise (GSE) and U.S. Treasury funding activities, the expiration of the Federal Reserve’s purchase programs, concern about the federal deficit, tighter swap spreads, and higher levels of maturing debt securities for all agencies, including the FHLBank System.

Selected Financial Data
The following selected financial data should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our Form 10-K. The Statements of Condition data at March 31, 2010 and Statements of Income data for the three months ended March 31, 2010 were derived from the unaudited financial statements and condensed notes at the beginning of this Form 10-Q. The Statements of Condition data at December 31, 2009 was derived from audited financial statements and notes not included in this report but filed in our Form 10-K. The Statements of Condition data at September 30, 2009, June 30, 2009, and March 31, 2009 and the Statements of Income data for the three months ended December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009 were derived from unaudited financial statements and condensed notes not included in this report.
In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods and is in conformity with accounting principles generally accepted in the United States of America (GAAP). The Statements of Income data for the three months ended March 31, 2010 are not necessarily indicative of the results that may be achieved for the full year.

Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in millions)	2010	2009	2009	2009	2009
Investments[1]	$23,236	$20,790	$21,134	$21,576	$27,199
Advances	33,027	35,720	36,303	37,165	37,783
Mortgage loans held for portfolio[2]	7,559	7,719	7,839	8,120	10,588
Total assets	64,623	64,657	65,426	67,032	75,931
Consolidated obligations
Discount notes	4,706	9,417	12,874	19,967	29,095
Bonds	53,623	50,495	46,918	41,599	41,633
Total consolidated obligations[3]	58,329	59,912	59,792	61,566	70,728
Mandatorily redeemable capital stock	7	8	18	12	11
Capital stock — Class B putable[4]	2,331	2,461	2,952	2,923	2,871
Retained earnings	500	484	458	437	368
Accumulated other comprehensive income (loss)	23	(34)	(24)	(22)	(78)
Total capital	2,854	2,911	3,386	3,338	3,161

	For the Three Months Ended
Statements of Income	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in millions)	2010	2009	2009	2009	2009
Net interest income[5]	$52.4	$66.9	$58.1	$63.1	$9.3
Provision for credit losses on mortgage loans	0.1	1.2	*	0.3	—
Other income (loss)[6]	2.5	6.6	1.5	51.2	(3.5)
Other expense	13.5	17.3	11.3	12.8	11.7
Net income (loss)	30.3	40.4	35.5	75.9	(5.9)

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Selected Financial Ratios	2010	2009	2009	2009	2009

Net interest margin[7]	0.32%	0.39%	0.34%	0.35%	0.06%
Return on average equity	4.25	4.84	4.17	9.40	(0.77)
Return on average capital stock	5.11	5.61	4.78	10.49	(0.84)
Return on average assets	0.19	0.24	0.21	0.42	(0.03)
Average equity to average assets	4.38	4.89	4.96	4.45	4.23
Regulatory capital ratio[8]	4.39	4.57	5.24	5.03	4.28
Dividend payout ratio[9]	48.07	36.57	40.86	9.22	N/A

[1]	Investments include: interest-bearing deposits, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

[2]	Represents the gross amount of mortgage loans held for portfolio prior to the allowance for credit losses. The allowance for credit losses was $1.9 million, $1.9 million, $0.8 million, $0.7 million, and $0.5 million at March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009.

[3]	The par amounts of the outstanding consolidated obligations for all 12 FHLBanks were $870.9 billion, $930.5 billion, $973.6 billion, $1,055.8 billion, and $1,135.4 billion at March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009.

[4]	Total capital stock includes excess capital stock of $52.9 million, $61.8 million, $540.1 million, $451.7 million, and $293.5 million at March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009. During the fourth quarter of 2008, we suspended our normal practice of voluntarily repurchasing excess capital stock after careful consideration of the unstable market conditions at that time. Due to improved market conditions throughout 2009, we resumed our normal practice of voluntarily repurchasing excess capital stock on December 18, 2009.

[5]	Net interest income is before provision for credit losses on mortgage loans.

[6]	Other income (loss) includes, among other things, net gains on trading securities, net gains (losses) on bonds held at fair value, net losses on derivatives and hedging activities, and losses on the extinguishment of debt.

[7]	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

[8]	Regulatory capital ratio is period-end regulatory capital expressed as a percentage of period-end total assets.

[9]	Dividend payout ratio is dividends declared and paid in the stated period expressed as a percentage of net income in the stated period.

*	Amount is less than $0.1 million.

Results of Operations
Three Months Ended March 31, 2010 and 2009
The following discussion highlights significant factors influencing our results of operations. Average balances are calculated on a daily weighted average basis. Amounts used to calculate percentage variances are based on numbers in thousands. Accordingly, recalculations may not produce the same results when the amounts are disclosed in millions.
Net Income (Loss)
Net income was $30.3 million for the three months ended March 31, 2010 compared with a net loss of $5.9 million for the same period in 2009. The increase of $36.2 million was primarily due to increased net interest income and activity reported in other income (loss). These items are described in the sections that follow.
Net Interest Income
Net interest income was $52.4 million for the three months ended March 31, 2010 compared with $9.3 million for the same period in 2009. Our net interest income is impacted by changes in average asset and liability balances, and the related yields and costs, as well as returns on invested capital. Net interest income is managed within the context of tradeoff between market risk and return. Due to our cooperative business model and low risk profile, our net interest margin tends to be relatively low compared to other financial institutions.

The following table presents average balances and rates of major interest rate sensitive asset and liability categories. The table also presents the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities as well as net interest margin (dollars in millions).

	For the Three Months Ended March 31, 2010			For the Three Months Ended March 31, 2009
			Interest			Interest
	Average		Income/	Average		Income/
	Balance [1]	Yield/Cost	Expense	Balance [1]	Yield/Cost	Expense
Interest-earning assets
Interest-bearing deposits	$76	0.32%	$ *	$191	0.26%	$0.1
Securities purchased under agreements to resell	462	0.11	0.1	1,641	0.21	0.8
Federal funds sold	4,932	0.12	1.5	6,831	0.37	6.3
Short-term investments[2]	633	0.56	0.9	831	0.49	1.0
Mortgage-backed securities[2]	12,016	1.88	55.6	9,558	2.29	54.0
Other investments	5,435	1.92	25.8	3,494	1.85	16.0
Advances[3,4]	34,676	1.28	109.2	40,425	2.11	210.1
Mortgage loans[5]	7,621	4.91	92.3	10,754	4.96	131.5

Total interest-earning assets	65,851	1.76	285.4	73,725	2.31	419.8
Noninterest-earning assets	241	—	—	118	—	—

Total assets	$66,092	1.75%	$285.4	$73,843	2.31%	$419.8

Interest-bearing liabilities
Deposits	$1,298	0.07%	$0.2	$1,260	0.27%	$0.8
Consolidated obligations
Discount notes	9,292	0.12	2.7	25,773	1.09	69.1
Bonds[4]	51,254	1.82	230.1	42,395	3.26	340.5
Other interest-bearing liabilities	8	1.94	*	97	0.30	0.1

Total interest-bearing liabilities	61,852	1.53	233.0	69,525	2.39	410.5
Noninterest-bearing liabilities	1,347	—	—	1,194	—	—

Total liabilities	63,199	1.50	233.0	70,719	2.35	410.5
Capital	2,893	—	—	3,124	—	—

Total liabilities and capital	$66,092	1.43%	$233.0	$73,843	2.25%	$410.5

Net interest income and spread		0.23%	$52.4		(0.08)%	$9.3

Net interest margin[6]		0.32%			0.06%

Average interest-earning assets to interest-bearing liabilities		106.47%			106.04%

Composition of net interest income
Asset-liability spread		0.25%	$41.7		(0.04)%	$(8.8)
Earnings on capital		1.50%	10.7		2.35%	18.1

Net interest income			$52.4			$9.3

[1]	Average balances do not reflect the effect of derivative master netting arrangements with counterparties.

[2]	The average balance of available-for-sale securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[3]	Advance interest income includes advance prepayment fee income of $1.7 million and $1.6 million for the three months ended March 31, 2010 and 2009.

[4]	Average balances reflect the impact of hedging fair value and fair value option adjustments.

[5]	Nonperforming loans are included in average balances used to determine the average rate.

[6]	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

*	Amount is less than $0.1 million.

The following table presents changes in interest income and interest expense. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes (dollars in millions).

	Variance For the Three Months Ended
	March 31, 2010 vs. March 31, 2009
	Total Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
Interest income
Interest-bearing deposits	$(0.1)	$—	$(0.1)
Securities purchased under agreements to resell	(0.4)	(0.3)	(0.7)
Federal funds sold	(1.4)	(3.4)	(4.8)
Short-term investments	(0.2)	0.1	(0.1)
Mortgage-backed securities	12.3	(10.7)	1.6
Other investments	9.2	0.6	9.8
Advances	(26.8)	(74.1)	(100.9)
Mortgage loans	(37.9)	(1.3)	(39.2)

Total interest income	(45.3)	(89.1)	(134.4)

Interest expense
Deposits	—	(0.6)	(0.6)
Consolidated obligations
Discount notes	(27.7)	(38.7)	(66.4)
Bonds	61.2	(171.6)	(110.4)
Other interest-bearing liabilities	(0.1)	—	(0.1)

Total interest expense	33.4	(210.9)	(177.5)

Net interest income	$(78.7)	$121.8	$43.1

Our net interest income is made up of two components: asset-liability spread and earnings on capital. Our asset-liability spread equals the yield on total assets minus the cost of total liabilities. For the three months ended March 31, 2010, our asset-liability spread was 25 basis points compared to a negative four basis points for the same period in 2009. The majority of our asset-liability spread is driven by our net interest spread. For the three months ended March 31, 2010, our net interest spread was 23 basis points compared to a negative eight basis points for the same period in 2009.
Our asset-liability spread and net interest spread improved during the three months ended March 31, 2010 primarily due to an improvement in our funding costs when compared to the same period in 2009. In addition, during the fourth quarter of 2008, in response to liquidity concerns, the Finance Agency provided guidance that all FHLBanks increase their liquidity position to ensure availability of funds for members. Given this guidance, we issued fixed rate longer-dated discount notes to fund additional liquidity purchases. Subsequent to the issuance of these discount notes, government actions caused interest rates to decrease significantly, resulting in a negative asset-liability spread as the cost of the longer-dated discount notes was greater than the earnings on the short-term liquidity portfolio. This negative spread carried into the first quarter of 2009 and, as a result, decreased our asset-liability spread during the three months ended March 31, 2009. For the three months ended March 31, 2010, our asset-liability spread income was $41.7 million compared to a loss of $8.8 million for the same period in 2009.

Our earnings on capital worsened during the three months ended March 31, 2010 when compared to the same period in 2009 due to the low interest rate environment. For the three months ended March 31, 2010 and 2009, earnings on invested capital amounted to $10.7 million and $18.1 million.
Our net interest income was impacted by the following:
Bonds
Interest expense on our bonds decreased $110.4 million or 32 percent during the three months ended March 31, 2010 when compared to the same period in 2009 due to lower interest rates, partially offset by increased average bond volumes. Capitalizing on the lower interest rates, we extinguished higher-costing bonds with a total par value of $38.4 million during the three months ended March 31, 2010 in order to lower our relative cost of funds in the future. Average bond volumes increased during the three months ended March 31, 2010 when compared to the same period in 2009 in part as a result of increased average investments which were funded with bonds. Additionally, as a result of discount note spreads returning to more historical levels and bond spreads improving during the three months ended March 31, 2010 when compared to the same period in 2009, we replaced maturing discount notes with more favorably priced bonds (i.e. bullets, callable, and structured) in order to better match fund our longer-term assets with longer-term debt and to extend the duration of our liabilities.
Advances
Interest income on our advance portfolio (including advance prepayment fees, net) decreased $100.9 million or 48 percent during the three months ended March 31, 2010 when compared to the same period in 2009 primarily due to lower interest rates. In addition, average advance volumes decreased $5.7 billion or 14 percent during the three months ended March 31, 2010 when compared to the same period in 2009 due to the high level of liquidity available in the market and the low loan demand experienced by our members.

Discount Notes
Interest expense on our discount notes decreased $66.4 million or 96 percent during the three months ended March 31, 2010 when compared to the same period in 2009 due to lower interest rates and lower volume. Average discount note volumes decreased $16.5 billion or 64 percent during the three months ended March 31, 2010 when compared to the same period in 2009 primarily due to us not replacing maturing discount notes as a result of decreased short-term funding needs, less attractive spreads to LIBOR on our discount notes, and our desire to extend the duration of our liabilities. During the three months ended March 31, 2009, spreads to LIBOR on our discount notes were at historically tight levels due to illiquidity in the marketplace and investors’ desire to invest short-term. This resulted in increased discount issuances throughout the three months ended March 31, 2009. As the financial markets stabilized throughout the latter half of 2009 and into early 2010, spreads to LIBOR on our discount notes returned to more historical levels, resulting in less favorable spreads on short-term funding, while spreads to LIBOR on our bonds improved. As a result, we replaced maturing discount notes with more favorably priced bonds during the three months ended March 31, 2010.
Mortgage Loans
Interest income on our mortgage loans decreased $39.2 million or 30 percent during the three months ended March 31, 2010 when compared to the same period in 2009 primarily due to lower volume resulting from the sale of mortgage loans during the second quarter of 2009. In addition, mortgage loans declined as principal repayments on mortgage loans exceeded originations throughout the first quarter of 2010.
Investments
Interest income on our investments increased $5.7 million or seven percent during the three months ended March 31, 2010 when compared to the same period in 2009 primarily due to an increase in average investments, partially offset by lower interest rates. For the three months ended March 31, 2010 and 2009, average investments amounted to $23.6 billion and $22.5 billion. The increase in average investments during the three months ended March 31, 2010 when compared to the same period in 2009 was primarily due to us purchasing agency MBS throughout the first quarter of 2010 in an effort to increase investment income.

Net Interest Income by Segment
We evaluate performance of our Member Finance and Mortgage Finance segments based on adjusted net interest income after providing for a mortgage loan credit loss provision. Adjusted net interest income includes the interest income and expense on economic hedge relationships included in other income (loss) and concession expense on fair value option bonds included in other expense and excludes basis adjustment amortization/accretion on called and extinguished debt included in interest expense. A description of these segments is included in “Item 1. Financial Statements — Note 12 — Segment Information.”
The following table summarizes our financial performance by operating segment and a reconciliation of financial performance to net interest income for the three months ended March 31, 2010 and 2009 (dollars in millions):

	Three Months Ended March 31,
	2010	2009
Adjusted net interest income after mortgage loan credit loss provision

Member Finance	$36.7	$4.4
Mortgage Finance	16.7	18.2

Total	$53.4	$22.6

Reconciliation of operating segment results to net interest income

Adjusted net interest income after mortgage loan credit loss provision	$53.4	$22.6
Net interest income on economic hedges	(2.2)	(3.6)
Concession expense on fair value option bonds	0.9	*
Interest income (expense) on basis adjustment accretion/amortization of called debt	0.4	(17.4)
Interest (expense) income on basis adjustment amortization/accretion of extinguished debt	(0.2)	7.7

Net interest income after mortgage loan credit loss provision	52.3	9.3

Other income (loss)	2.5	(3.5)
Other expense	13.5	11.7

Income (loss) before assessments	$41.3	$(5.9)

*	Amount is less than $0.1 million.

Member Finance
Member Finance adjusted net interest income increased $32.3 million during the three months ended March 31, 2010 when compared to the same period in 2009. The increase was primarily attributable to increased asset-liability spread income, partially offset by lower earnings on invested capital as a result of the low interest rate environment. Asset-liability spread income increased during the three months ended March 31, 2010 when compared to the same period in 2009 due to improved funding costs, partially offset by decreased average assets. The segment’s average assets decreased due primarily to a decrease in average advances as a result of the high level of liquidity available in the market and the low loan demand experienced by our members. In addition, during the three months ended March 31, 2010, we sold certain Temporary Liquidity Guarantee Program (TLGP) debt and taxable municipal bonds in an effort to reduce our exposure to income statement volatility and reposition our investment portfolio. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Other Income (Loss)” for additional discussion on the sale of these investment securities.
Mortgage Finance
Mortgage Finance adjusted net interest income decreased $1.5 million during the three months ended March 31, 2010 when compared to the same period in 2009 primarily due to lower earnings on invested capital as a result of the low interest rate environment, partially offset by increased asset-liability spread income. Asset-liability spread income increased during the three months ended March 31, 2010 when compared to the same period in 2009 due to improved funding costs, partially offset by decreased average assets. The segment’s average assets decreased primarily due to the sale of mortgage loans during the second quarter of 2009, partially offset by the purchase of agency MBS during the three months ended March 31, 2010. We purchased agency MBS as a result of both favorable market conditions and our Board of Directors approving the purchase of agency MBS up to 5 times regulatory capital. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Investments” for additional discussion on the purchase of agency MBS during the three months ended March 31, 2010.

Other Income (Loss)
The following table summarizes the components of other income (loss) (dollars in millions):

	Three Months Ended
	March 31,
	2010	2009

Service fees	$0.4	$0.6
Net gain on trading securities	21.2	20.1
Net gain (loss) on bonds held at fair value	6.1	(1.7)
Net loss on derivatives and hedging activities	(24.5)	(7.4)
Loss on extinguishment of debt	(4.0)	(16.0)
Other, net	3.3	0.9

Total other income (loss)	$2.5	$(3.5)

Other income (loss) can be volatile from period to period depending on the type of financial activity recorded. For the three months ended March 31, 2010 and 2009, other income (loss) was primarily impacted by the following events.
We use economic hedges to manage interest rate and prepayment risks in our balance sheet. For the three months ended March 31, 2010 and 2009, we recorded net losses of $24.6 million and $19.9 million on economic hedges through “Net loss on derivatives and hedging activities.” Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional information on the impact of hedging activities to other income (loss).
For the three months ended March 31, 2010 and 2009, we extinguished bonds with a total par value of $38.4 million and $231.8 million and recorded losses of $4.0 million and $16.0 million through other income (loss). We expect such losses will be offset in future periods through lower interest costs. These losses exclude basis adjustment amortization of $0.2 million and basis adjustment accretion of $7.7 million recorded in net interest income. As a result, net losses recorded in the Statements of Income on the extinguishment of debt totaled $4.2 million and $8.3 million for the three months ended March 31, 2010 and 2009.
We elected to record certain bonds that did not qualify for hedge accounting at fair value under the fair value option. For the three months ended March 31, 2010, we recorded fair value gains on these bonds amounting to $6.1 million. For the three months ended March 31, 2009, we recorded fair value losses on these bonds amounting to $1.7 million. In order to achieve some offset to the mark-to-market on the fair value option bonds, we executed economic derivatives. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional information on the impact of these economic derivatives.

Income recorded in “Other, net” increased $2.4 million during the three months ended March 31, 2010 when compared to the same period in 2009 primarily due to gains on the sale of real estate owned, income earned on standby letters of credit, and income earned on standby bond purchase agreements.
For the three months ended March 31, 2010 and 2009, we recorded net unrealized gains of $9.5 million and $19.7 million on our trading securities. As trading securities are marked-to-market, changes in unrealized gains and losses are reflected in other income (loss). For the three months ended March 31, 2010, we sold $999.4 million of par value trading securities in an effort to reduce our exposure to income statement volatility and reposition our investment portfolio and recorded net realized gains of $11.7 million in other income (loss). For the three months ended March 31, 2009, we sold $326.0 million of par value trading securities and recorded net realized gains of $0.4 million in other income (loss).
Hedging Activities
If a hedging activity qualifies for hedge accounting treatment, we include the periodic cash flow components of the hedging instrument related to interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. In addition, we record as a component of other income (loss) in “Net loss on derivatives and hedging activities”, the fair value changes of both the hedging instrument and the hedged item. We record the amortization of certain upfront fees received on interest rate swaps and cumulative fair value adjustments from terminated hedges in interest income or expense.
If a hedging activity does not qualify for hedge accounting treatment, we record the hedging instrument’s components of interest income and expense, together with the effect of changes in fair value as a component of other income (loss) in “Net loss on derivatives and hedging activities”; however, there is no corresponding fair value adjustment for the hedged asset or liability.
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

	Three Months Ended March 31, 2010
Net Effect of			Mortgage	Consolidated	Balance
Hedging Activities	Advances	Investments	Assets	Obligations	Sheet	Total

Net (amortization) accretion	$(9.6)	$—	$(0.4)	$6.8	$—	$(3.2)

Net realized and unrealized gains (losses) on derivatives and hedging activities	0.9	0.1	—	(0.9)	—	0.1
(Losses) Gains — Economic Hedges	(0.5)	(23.4)	—	15.0	(15.7)	(24.6)

Reported in Other Income (Loss)	0.4	(23.3)	—	14.1	(15.7)	(24.5)

Total	$(9.2)	$(23.3)	$(0.4)	$20.9	$(15.7)	$(27.7)

	Three Months Ended March 31, 2009
Net Effect of			Mortgage	Consolidated	Balance
Hedging Activities	Advances	Investments	Assets	Obligations	Sheet	Total

Net (amortization) accretion	$(16.8)	$—	$(0.4)	$4.4	$—	$(12.8)

Net realized and unrealized gains on derivatives and hedging activities	0.6	—	—	11.9	—	12.5
(Losses) Gains — Economic Hedges	(0.6)	(4.4)	(2.6)	(12.7)	0.4	(19.9)

Reported in Other (Loss) Income	—	(4.4)	(2.6)	(0.8)	0.4	(7.4)

Total	$(16.8)	$(4.4)	$(3.0)	$3.6	$0.4	$(20.2)

Net amortization/accretion. The effect of hedging on amortization/accretion varies from period to period depending on our activities, including terminating hedge relationships and the payment or receipt of certain upfront fees on derivative transactions. For the three months ended March 31, 2010, advance amortization decreased while consolidated obligation accretion increased when compared with the same period in 2009. Advance amortization decreased due to the maturity of advances subsequent to March 31, 2009. Consolidated obligation accretion increased due to us calling and extinguishing certain bonds during the three months ended March 31, 2010 in an effort to lower our relative cost of funds in the future.

Net realized and unrealized gains (losses) on derivatives and hedging activities. Hedge ineffectiveness occurs when changes in fair value of the derivative and the related hedged item do not perfectly offset each other. Hedge ineffectiveness is driven by changes in the benchmark interest rate and volatility. As the benchmark interest rate changes and the magnitude of that change intensifies, so will the impact on our net realized and unrealized gains (losses) on derivatives and hedging activities. Additionally, volatility in the marketplace may intensify this impact. The change in hedge ineffectiveness (losses) gains during the three months ended March 31, 2010 when compared to the same period in 2009 was primarily due to increased consolidated obligation hedge relationships and changes in interest rates.
(Losses) Gains — Economic Hedges. Economic hedges are used to manage interest rate and prepayment risks in our balance sheet. Changes in (losses) gains on economic hedges are primarily driven by our balance sheet profile, changes in interest rates and volatility, and the loss of hedge accounting for certain hedge relationships failing retrospective hedge effectiveness testing. Economic hedges do not qualify for hedge accounting and, as a result, we record a fair market value gain or loss on the derivative instrument without recording the corresponding loss or gain on the hedged item. For certain assets and liabilities (i.e., trading investments and fair value option bonds), fair market value gains and losses on the economic hedges generally offset the losses and gains on the related asset or liability. In addition, the interest accruals on the economic hedges are recorded as a component of other income (loss) instead of a component of net interest income. For the three months ended March 31, 2010 and 2009, (losses) gains on economic hedges were impacted by the following events:
Consolidated Obligations
•	We perform retrospective hedge effectiveness testing at least quarterly on all hedge relationships. If a hedge relationship fails this test, we can no longer receive hedge accounting and the derivative is accounted for as an economic hedge. For the three months ended March 31, 2010 and 2009, we recorded gains of $2.3 million and losses of $19.2 million on consolidated obligation hedging relationships failing the retrospective hedge effectiveness tests. The majority of these gains (losses) were due to consolidated obligation hedge relationships nearing maturity or having a short-duration. The change between periods was primarily due to decreased hedge relationships failing effectiveness testing and changes in interest rates. For the three months ended March 31, 2010 and 2009, we had 12 and 35 ineffective consolidated obligation hedge relationships.
•	For the three months ended March 31, 2010 and 2009, interest income accruals on consolidated obligation economic hedges amounted to $11.7 million and $4.6 million. The change between periods was primarily due to the volume of economic hedge relationships and changes in interest rates.

•	For the three months ended March 31, 2010 and 2009, gains on consolidated obligation economic hedges were impacted by economic hedges on fair value option bonds. We use economic hedges to protect against changes in the fair value of both variable and fixed interest rate bonds elected under the fair value option. For the three months ended March 31, 2010 and 2009, we recorded $1.0 million and $1.9 million in net gains on these derivatives. These net gains were coupled with or offset by fair value adjustment gains of $6.1 million and losses of $1.7 million on the variable and fixed interest rate bonds recorded in “Net gain (loss) on bonds held at fair value” in other income (loss).
Investments
•	We held interest rate swaps on our balance sheet as economic hedges against adverse changes in the fair value of a portion of our trading securities indexed to LIBOR. For the three months ended March 31, 2010 and 2009, we recorded $14.5 million and $4.0 million in losses on these economic derivatives, coupled with interest expense accruals on the hedges of $8.9 million and $0.4 million. The net losses were offset by $24.1 million and $3.9 million of unrealized gains on the trading securities recorded in “Net gain on trading securities” in other income (loss).
Balance Sheet
•	We held interest rate caps on our balance sheet as economic hedges to protect against increases in interest rates on our variable rate assets with caps. Due to a decline in volatility and changes in interest rates, we recorded $15.7 million in losses on these interest rate caps for the three months ended March 31, 2010 compared to $0.4 million in gains for the same period in 2009.

Statements of Condition at March 31, 2010 and December 31, 2009
Financial Highlights
Our total assets decreased to $64.6 billion at March 31, 2010 from $64.7 billion at December 31, 2009. Total liabilities increased to $61.8 billion at March 31, 2010 from $61.7 billion at December 31, 2009. Total capital was $2.9 billion at March 31, 2010 and December 31, 2009. The overall financial condition for the periods presented has been influenced by changes in member advances, investment purchases, mortgage loans, and funding activities. See further discussion of changes in our financial condition in the appropriate sections that follow.
Advances
At March 31, 2010, advances totaled $33.0 billion, which is an eight percent decrease from $35.7 billion at December 31, 2009. The decrease is primarily due to the high level of liquidity available in the market and the low loan demand experienced by our members. This has driven demand for our advances down and provided incentive to our members to prepay their advances. For the three months ended March 31, 2010, members prepaid approximately $2.1 billion of advances. A portion of the decrease in advances was offset by unique funding opportunities offered to our members during the same period. These unique funding opportunities allowed members to borrow from us at discounted rates for particular advance products.
The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Bank management has policies and procedures in place to appropriately manage this credit risk. Accordingly, we have not provided any allowance for losses on advances. See additional discussion regarding our collateral requirements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

The composition of our advances based on remaining term to scheduled maturity was as follows (dollars in millions):

	March 31, 2010				December 31, 2009
			Percent of				Percent of
	Amount		Total		Amount		Total
Simple fixed rate advances
Overdrawn demand deposit accounts	$	*	*	%	$	*	*	%
One month or less		1,613	5.0			1,022	2.9
Over one month through one year		3,856	11.9			4,877	13.9
Greater than one year		10,324	32.0			10,330	29.5

		15,793	48.9			16,229	46.3

Simple variable rate advances
Over one month through one year		557	1.7			552	1.6
Greater than one year		3,651	11.3			3,510	10.0

		4,208	13.0			4,062	11.6

Callable advances
Fixed rate		261	0.8			274	0.8
Variable rate		4,470	13.9			6,297	18.0
Putable advances
Fixed rate		6,082	18.8			6,675	19.1
Community investment advances
Fixed rate		955	3.0			963	2.7
Variable rate		68	0.2			72	0.2
Callable — fixed rate		66	0.2			64	0.2
Putable — fixed rate		398	1.2			396	1.1

Total par value		32,301	100.0%			35,032	100.0%

Hedging fair value adjustments
Cumulative fair value gain		638				590
Basis adjustments from terminated and ineffective hedges		88				98

Total advances		$33,027				$35,720

*	Amount is less than one million or 0.1 percent.
Cumulative fair value gains increased $48 million at March 31, 2010 when compared to December 31, 2009 due primarily to changes in interest rates. All of the cumulative fair value gains on advances are offset by the net estimated fair value losses on the related derivative contracts. Basis adjustments decreased $10 million at March 31, 2010 when compared to December 31, 2009 due to the normal amortization of basis adjustments.

The following tables summarize advance balances for our five largest member borrowers (dollars in millions):

			March 31,	Percent of
			2010	Total
Name	City	State	Advances[1]	Advances

Transamerica Life Insurance Company[2]	Cedar Rapids	IA	$5,450	16.9%
Aviva Life and Annuity Company[2]	Des Moines	IA	2,900	9.0
TCF National Bank	Sioux Falls	SD	2,450	7.6
ING USA Annuity and Life Insurance Company	Des Moines	IA	1,279	3.9
Principal Life Insurance Company	Des Moines	IA	1,000	3.1

			13,079	40.5

Housing associates			452	1.4
All others			18,770	58.1

Total advances (at par value)			$32,301	100.0%

			December 31,	Percent of
			2009	Total
Name	City	State	Advances[1]	Advances

Transamerica Life Insurance Company[2]	Cedar Rapids	IA	$5,450	15.6%
Aviva Life and Annuity Company[2]	Des Moines	IA	2,955	8.4
TCF National Bank	Sioux Falls	SD	2,650	7.6
Superior Guaranty Insurance Company	Minneapolis	MN	1,625	4.6
ING USA Annuity and Life Insurance Company	Des Moines	IA	1,304	3.7

			13,984	39.9

Housing associates			455	1.3
All others			20,593	58.8

Total advances (at par value)			$35,032	100.0%

[1]	Amounts represent par value before considering premiums, discounts, and hedging fair value adjustments.

[2]	Transamerica Life Insurance Company and Aviva Life and Annuity Company have not signed a new Advances, Pledge, and Security Agreement and therefore cannot initiate new advances. At March 31, 2010, the remaining weighted average life of advances held by Transamerica Life Insurance Company and Aviva Life and Annuity Company was 4.76 and 4.30 years.

Mortgage Loans
The following table summarizes information on mortgage loans held for portfolio (dollars in millions):

	March 31,	December 31,
	2010	2009
Single family mortgages
Fixed rate conventional loans
Contractual maturity less than or equal to 15 years	$1,832	$1,906
Contractual maturity greater than 15 years	5,347	5,427

Subtotal	7,179	7,333

Fixed rate government-insured loans
Contractual maturity less than or equal to 15 years	2	2
Contractual maturity greater than 15 years	372	378

Subtotal	374	380

Total par value	7,553	7,713

Premiums	51	53
Discounts	(50)	(52)
Basis adjustments from mortgage loan commitments	5	5
Allowance for credit losses	(2)	(2)

Total mortgage loans held for portfolio, net	$7,557	$7,717

At March 31, 2010, mortgage loans totaled $7.6 billion, which is a two percent decrease from $7.7 billion at December 31, 2009. The decrease is primarily due to principal repayments exceeding loan purchases. For the three months ended March 31, 2010, we purchased $0.1 billion of mortgage loans through the MPF program and received principal repayments of $0.3 billion. We expect principal repayments to exceed loan purchases throughout the remainder of 2010.
Mortgage loans acquired from members are concentrated primarily with Superior Guaranty Insurance Company (Superior), an affiliate of Wells Fargo Bank, N.A. At March 31, 2010 and December 31, 2009, $4.2 billion and $4.4 billion of our mortgage loans outstanding were from Superior. We have not purchased any mortgage loans from Superior since 2004.
For additional discussion regarding the MPF credit risk sharing arrangements, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments
The following table summarizes the book value of investments (dollars in millions):

	March 31, 2010		December 31, 2009
		Percent of		Percent of
	Amount	Total	Amount	Total
Short-term investments
Interest-bearing deposits	$7	* %	$5	* %
Federal funds sold	3,555	15.3	3,133	15.1
Negotiable certificates of deposit	790	3.4	450	2.2

	4,352	18.7	3,588	17.3

Long-term investments
Mortgage-backed securities
Government-sponsored enterprise	14,201	61.1	11,147	53.6
U.S. government agency-guaranteed	41	0.2	43	0.2
MPF shared funding	32	0.1	33	0.1
Other	35	0.2	35	0.2

	14,309	61.6	11,258	54.1

Non-mortgage backed securities
Interest-bearing deposits	5	*	6	*
Government-sponsored enterprise obligations	933	4.1	806	3.9
State or local housing agency obligations	118	0.5	124	0.6
TLGP	2,973	12.8	4,260	20.5
Taxable municipal bonds	539	2.3	742	3.6
Other	7	*	6	*

	4,575	19.7	5,944	28.6

Total investments	$23,236	100.0%	$20,790	100.0%

Investments as a percent of total assets		36.0%		32.2%

*	Amount is less than 0.1 percent.
At March 31, 2010, investments totaled $23.2 billion, which is a 12 percent increase from $20.8 billion at December 31, 2009. The increase is primarily due to an increase in agency MBS and short-term investments, partially offset by decreased long-term non-MBS resulting from the sale of certain TLGP debt and taxable municipal bonds.

During the three months ended March 31, 2010, we purchased additional agency MBS as a result of both favorable market conditions and our Board of Directors approving the purchase of agency MBS up to 5 times regulatory capital. Previously, our Board of Directors approved the purchase of agency MBS up to 4.5 times regulatory capital. This approval stemmed from the Finance Agency’s temporary authorization granted in the first quarter of 2008 for FHLBanks to increase their purchases of agency MBS from 3 times regulatory capital to 6 times regulatory capital. This temporary authorization expired on March 31, 2010. During the three months ended March 31, 2010, we purchased MBS up to 5 times regulatory capital. At March 31, 2010, we had $1.4 billion of MBS investments recorded in our Statements of Condition that were traded but not yet settled. Subsequent to March 31, 2010, our purchase limit for agency MBS returned to 3 times regulatory capital based on regulatory guidelines. This will preclude us from purchasing additional MBS until our MBS balance declines below this level.
Short-term investments increased at March 31, 2010 when compared with December 31, 2009 due primarily to an increase in Federal funds sold and negotiable certificates of deposit. Although short-term investments increased, short-term rates are low, primarily due to increased deposit levels and available liquidity in the market for financial institutions serving as our counterparties for short-term investments. As a result, it is more challenging for us to find attractive short-term investment opportunities.
In addition, during the three months ended March 31, 2010, we sold certain TLGP debt and taxable municipal bonds. For additional information on the sale of these investment securities, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Other Income (Loss).”
We evaluate our individual available-for-sale and held-to-maturity securities in an unrealized loss position for other-than-temporary impairment (OTTI) on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we perform an analysis to determine if any of these securities are other-than-temporarily impaired.

For our agency MBS, GSE obligations, and TLGP debt in an unrealized loss position, we determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. Government was sufficient to protect us from losses based on current expectations. For our state or local housing agency obligations in an unrealized loss position, we determined that all of these securities are currently performing as expected. For our MPF shared funding securities in an unrealized loss position, we determined that the underlying mortgage loans are eligible under the MPF program and the tranches owned are senior level tranches. As a result, we determined that, as of March 31, 2010, all gross unrealized losses on our agency MBS, GSE obligations, TLGP debt, state or local housing agency obligations, and MPF shared funding securities are temporary. Furthermore, the declines in market value of these securities are not attributable to credit quality. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we do not consider any of these securities to be other-than-temporarily impaired at March 31, 2010.
For our private-label MBS, we perform cash flow analyses to determine whether the entire amortized cost bases of these securities are expected to be recovered. In 2009, the FHLBanks formed an OTTI Governance Committee, comprised of representation from all 12 FHLBanks, which is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. In accordance with this methodology, we may engage another designated FHLBank to perform the cash flow analyses underlying our OTTI determination. In order to promote consistency in the application of the assumptions, inputs, and implementation of the OTTI methodology, the FHLBanks established control procedures whereby the FHLBanks performing the cash flow analyses select a sample group of private-label MBS and each perform cash flow analyses on all such test MBS, using the assumptions approved by the OTTI Governance Committee. These FHLBanks exchange and discuss the results and make any adjustments necessary to achieve consistency among their respective cash flow models.
Utilizing this methodology, we are responsible for making our own determination of impairment, which includes determining the reasonableness of assumptions, inputs, and methodologies used. At March 31, 2010, we obtained cash flow analyses from our designated FHLBanks for all five of our private-label MBS. The cash flow analyses use two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. Our housing price forecast assumed CBSA level current-to-trough home price declines ranging from 0 percent to 12 percent over the next 6 to 12 months. Thereafter, home prices are projected to remain flat in the first six months, and to increase 0.5 percent in the next six months, 3 percent in the second year, and 4 percent in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path described in the prior paragraph. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of the security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss and we do not intend to sell or it is not more likely than not we will be required to sell, any impairment is considered temporary.
At March 31, 2010, our private-label MBS cash flow analyses did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. We do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we do not consider any of these securities to be other-than-temporarily impaired at March 31, 2010.
Consolidated Obligations
Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. We use derivatives to restructure interest rates on consolidated obligations to better manage our interest rate risk and reduce funding costs. This generally means converting fixed rates to variable rates. At March 31, 2010, the book value of the consolidated obligations issued on our behalf totaled $58.3 billion compared with $59.9 billion at December 31, 2009.

Bonds. The following table summarizes our bonds based on remaining term to maturity (dollars in millions):

	March 31,	December 31,
Year of Maturity	2010	2009

Due in one year or less	$18,510	$23,040
Due after one year through two years	12,276	9,089
Due after two years through three years	8,214	5,337
Due after three years through four years	2,609	2,523
Due after four years through five years	3,046	1,422
Thereafter	6,941	6,962
Index amortizing notes	1,836	1,950

Total par value	53,432	50,323

Premiums	56	50
Discounts	(34)	(35)
Hedging fair value adjustments
Cumulative fair value loss	192	149
Basis adjustments from terminated and ineffective hedges	(28)	*
Fair value option adjustments
Cumulative fair value (gain) loss	(2)	4
Accrued interest payable	7	4

Total bonds	$53,623	$50,495

*	Amount is less than one million.
At March 31, 2010, bonds totaled $53.6 billion, which is a six percent increase from $50.5 billion at December 31, 2009. During the three months ended March 31, 2009, spreads to LIBOR on our discount notes were at historically tight levels while longer-term funding was expensive due to illiquidity in the marketplace and investors’ desire to invest short-term. This resulted in us increasing our discount note issuances and decreasing our bond issuances throughout the three months ended March 31, 2009. As the financial markets stabilized throughout the latter half of 2009 and into early 2010, spreads to LIBOR on our discount notes returned to more historical levels and spreads to LIBOR on our bonds improved. As a result, we replaced maturing discount notes with more favorably priced bonds (i.e. bullets, callable, and structured) in order to better match fund our longer-term assets with longer-term debt and to extend the duration of our liabilities. The increase in bonds was partially offset by us calling $2.2 billion and extinguishing $38.4 million of higher-costing par value debt during the three months ended March 31, 2010 in an effort to lower our relative cost of funds in the future.

Cumulative fair value losses increased $43 million at March 31, 2010 when compared to December 31, 2009 due primarily to changes in interest rates. All of the cumulative fair value losses on bonds are offset by the net estimated fair value gains on the related derivative contracts. Basis adjustments decreased $28 million at March 31, 2010 when compared to December 31, 2009 as a result of us unwinding certain interest rate swaps during the three months ended March 31, 2010.
At March 31, 2010, we held $5.9 billion of fair value option bonds in our Statements of Condition. We elected the fair value option on these bonds because they did not qualify for hedge accounting and, as a result, we entered into economic derivatives to achieve some offset to the mark-to-market on the bonds. For the three months ended March 31, 2010, we recorded $6.1 million of fair value adjustment gains on these fair value option bonds. These gains were coupled with gains of $1.0 million on the economic derivatives. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional information on the impact of these economic derivatives.
For additional information on our bonds, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity.”
Discount Notes. The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	March 31,	December 31,
	2010	2009

Par value	$4,707	$9,419
Discounts	(1)	(2)

Total discount notes	$4,706	$9,417

At March 31, 2010, discount notes totaled $4.7 billion, which is a 50 percent decrease from $9.4 billion at December 31, 2009. The decrease is primarily due to us replacing maturing discount notes with bonds during the three months ended March 31, 2010 as a result of decreased short-term funding needs, less attractive spreads to LIBOR on our discount notes, and our desire to extend the duration of our liabilities. For additional information on our discount notes, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity.”

Capital
At March 31, 2010 and December 31, 2009, total capital (including capital stock, retained earnings, and accumulated other comprehensive income (loss)) was $2.9 billion. Although our total capital level remained the same for both periods, the composition of our capital changed throughout the first quarter of 2010. Capital stock decreased $0.1 billion at March 31, 2010 when compared to December 31, 2009 primarily due to the repurchase of activity-based capital stock that resulted from lower advance and MPF loan activity. Accumulated other comprehensive income increased $57.2 million at March 31, 2010 when compared to December 31, 2010 due to an increase in unrealized gains on available-for-sale securities as a result of favorable market conditions. Retained earnings increased $15.8 million due to net income earned during the quarter, partially offset by the payment of dividends made during the first quarter of 2010 relating to fourth quarter 2009 financial performance.
Derivatives
The notional amount of derivatives reflects the volume of our hedges, but it does not measure our credit exposure because there is no principal at risk. The following table categorizes the notional amount of our derivatives (dollars in millions):

	March 31,	December 31,
	2010	2009
Notional amount of derivatives
Interest rate swaps
Noncallable	$29,888	$34,158
Callable by counterparty	12,891	9,386
Callable by the Bank	45	60

	42,824	43,604

Interest rate caps	3,240	3,240
Forward settlement agreements	76	27
Mortgage delivery commitments	75	27

Total notional amount	$46,215	$46,898

The notional amount of our derivative contracts decreased approximately $0.7 billion at March 31, 2010 when compared to December 31, 2009. The decrease was primarily due to the termination of certain interest rate swaps that were being used to hedge consolidated obligations, investments, and advances for interest rate risk management purposes.

The following table categorizes the notional amount and the estimated fair value of derivative instruments, excluding accrued interest, by product and type of accounting treatment (dollars in millions). The category titled fair value represents hedges that qualify for fair value hedge accounting. The category titled economic represents hedges that do not qualify for hedge accounting.

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Advances
Fair value	$13,185	$(660)	$13,204	$(613)
Economic	636	(2)	746	(1)
Investments
Fair value	240	(2)	239	2
Economic	1,300	5	1,525	25
Mortgage assets
Forward settlement agreements
Economic	76	*	27	*
Mortgage delivery commitments
Economic	75	*	27	*
Consolidated obligations
Bonds
Fair value	21,928	186	20,753	147
Economic	5,535	6	6,830	4
Discount notes
Economic	—	—	307	*
Balance Sheet
Economic	3,240	36	3,240	51

Total notional and fair value	$46,215	$(431)	$46,898	$(385)

Total derivatives, excluding accrued interest		(431)		(385)
Accrued interest		67		63
Net cash collateral		49		53

Net derivative balance		$(315)		$(269)

Net derivative assets		6		11
Net derivative liabilities		(321)		(280)

Net derivative balance		$(315)		$(269)

*	Amount is less than one million.
Estimated fair values of derivative instruments will fluctuate based upon changes in the interest rate environment, volatility in the marketplace, as well as the volume of derivative activities. Changes in the estimated fair values are recorded as gains and losses in our Statements of Income. For fair value hedge relationships, substantially all of the net estimated fair value gains and losses on our derivative contracts are offset by net hedging fair value adjustment losses and gains on the related hedged items. Economic derivatives do not have an offsetting fair value adjustment as they are not associated with a hedged item; however, they generally offset the mark-to-market on certain assets and liabilities (i.e., trading investments and fair value option bonds).

Liquidity and Capital Resources
Our liquidity and capital positions are actively managed in an effort to preserve stable, reliable, and cost-effective sources of cash to meet current and projected future operating financial commitments, as well as regulatory and internal liquidity and capital requirements.
Liquidity
Sources of Liquidity
Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. The par amounts of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $812.7 billion and $870.8 billion at March 31, 2010 and December 31, 2009.
Consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. These are the highest ratings available for such debt from a nationally recognized statistical rating organization (NRSRO). These ratings measure the likelihood of timely payment of principal and interest on the consolidated obligations. Our ability to raise funds in the capital markets as well as our cost of borrowing can be affected by these credit ratings.
During the three months ended March 31, 2009, spreads to LIBOR on our discount notes were at historically tight levels, resulting in more favorable spreads on short-term funding, while longer-term funding was expensive due to illiquidity in the marketplace and investors’ desire to invest short-term. This resulted in us increasing our discount note issuances and decreasing our bond issuances throughout the three months ended March 31, 2009. Proceeds from the issuance of bonds and discount notes during the three months ended March 31, 2009 were $4.3 billion and $299.3 billion.
As the financial markets stabilized throughout the latter half of 2009 and into early 2010, spreads to LIBOR on our discount notes returned to more historical levels, resulting in less favorable spreads on short-term funding. Spreads to LIBOR on our bonds improved during the three months ended March 31, 2010 when compared to the same period in 2009, although they continued to be less favorable than historical levels. As a result, we replaced maturing discount notes with more favorably priced bonds (i.e. bullets, callable, and structured) in order to better match fund our longer-term assets with longer-term debt and to extend the duration of our liabilities. Proceeds from the issuance of bonds and discount notes during the three months ended March 31, 2010 were $12.1 billion and $115.5 billion.

Despite an improvement in longer-term funding costs during the three months ended March 31, 2010, GSE and U.S. Treasury funding activities negatively impacted our short- and long-term funding costs during the three months ended March 31, 2010. In February, Freddie Mac announced that it would repurchase approximately $70 billion of delinquent loans from investors. In response to Freddie Mac’s announcement, Fannie Mae announced it would repurchase approximately $130 billion of delinquent loans from investors over a three month period ending in April. In order to fund the loan repurchases, Freddie Mac and Fannie Mae issued a large amount of debt during the three months ended March 31, 2010. In addition, the U.S. Treasury received approval to increase its debt ceiling during the three months ended March 31, 2010 and, as a result, increased its short-term debt issuances. With such a large supply of debt hitting the market, both our short- and long-term funding costs increased during the three months ended March 31, 2010.
We utilize several other sources of liquidity to carry out our business activities. These include cash, interbank loans, payments collected on advances and mortgage loans, proceeds from the issuance of capital stock, member deposits, and current period earnings. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve. To provide further access to funding, the FHLBank Act authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. At April 30, 2010, no purchases had been made by the U.S. Treasury under this authorization.
Uses of Liquidity
We use proceeds from the issuance of consolidated obligations primarily to fund advances and investments purchases. During the three months ended March 31, 2010, advance disbursements totaled $5.4 billion compared to $15.2 billion for the same period in 2009. The decrease in advance disbursements during the three months ended March 31, 2010 was due to the high level of liquidity available in the market and the low loan demand experienced by our members.
During the three months ended March 31, 2010, investment purchases (excluding overnight investments) totaled $4.2 billion compared to $9.6 billion for the same period in 2009. The decrease in investment purchases during the three months ended March 31, 2010 was primarily due to increased deposit levels and available liquidity in the market for financial institutions serving as our counterparties for short-term investments.
During the three months ended March 31, 2010 and 2009, we also used proceeds from the issuance of consolidated obligations to extinguish $38.4 million and $231.8 million of par value debt and, as a result, recorded losses of $4.0 million and $16.0 million in other income (loss). We expect such losses will be offset in future periods through lower interest costs.
Other uses of liquidity include purchases of mortgage loans, repayment of member deposits, consolidated obligations, other borrowings, and interbank loans, redemption or repurchase of capital stock, and payment of dividends.

Liquidity Requirements
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. The following table shows our sources of contingent liquidity to support operations for five calendar days compared to our liquidity needs (dollars in billions):

	March 31,	December 31,
	2010	2009

Unencumbered marketable assets maturing within one year	$5.1	$4.0
Advances maturing in seven days or less	0.4	0.5
Unencumbered assets available for repurchase agreement borrowings	17.2	15.5

Total liquidity	$22.7	$20.0

Liquidity needs for five calendar days	$2.0	$1.9

Total liquidity as a percent of five day requirement	1,135%	1,053%

Second, Finance Agency regulations require us to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this requirement (dollars in billions):

	March 31,	December 31,
	2010	2009
Advances with maturities not exceeding five years	$22.0	$24.6
Deposits in banks or trust companies	0.8	0.5

Total	$22.8	$25.1

Deposits[1]	$1.3	$1.2

[1]	Amount does not reflect the effect of derivative master netting agreements with counterparties.

Third, Finance Agency regulations require us to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in the total consolidated obligations outstanding. The following table shows our compliance with this requirement (dollars in billions):

	March 31,	December 31,
	2010	2009

Total qualifying assets	$64.1	$64.6
Less: pledged assets	0.1	0.1

Total qualifying assets free of lien or pledge	$64.0	$64.5

Consolidated obligations outstanding	$58.3	$59.9

We were in compliance with all three of our liquidity requirements at March 31, 2010.
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
The following table shows our number of days of liquidity under both liquidity scenarios previously described:

	March 31,	December 31,	Guidance
	2010	2009	Requirement

Roll-off scenario	40	36	15
Renew scenario	29	22	5
At March 31, 2010, our actual days of liquidity under both scenarios exceeded the guidance requirements. This was primarily due to us issuing debt to fund the purchase of investments that had not yet settled at March 31, 2010. In addition, at March 31, 2010 we held $2.4 billion of TLGP investments classified as trading that are included in the above liquidity scenarios.

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
The following table shows our contingent liquidity requirement (dollars in billions):

	March 31,	December 31,
	2010	2009

Required contingent liquidity	$(3.2)	$(1.9)
Available assets	17.3	15.8

Excess contingent liquidity	$14.1	$13.9

We were in compliance with our contingent liquidity policy at March 31, 2010.
Capital
Capital Requirements
We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock and retained earnings, can satisfy this risk based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total capital divided by total assets. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times divided by total assets. At March 31, 2010 and December 31, 2009, we did not have any nonpermanent capital.
For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock, including mandatorily redeemable capital stock, plus retained earnings. If our capital falls below the required levels, the Finance Agency has authority to take actions necessary to return us to safe and sound business operations within the regulatory minimum ratios. At March 31, 2010, we were in compliance with all regulatory capital requirements and management believes we meet the “adequately capitalized” capital classification set forth by the Finance Agency.

The following table shows our compliance with the Finance Agency’s three regulatory capital requirements (dollars in millions):

	March 31, 2010		December 31, 2009
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk based capital	$852	$2,838	$827	$2,953
Total capital-to-asset ratio	4.00%	4.39%	4.00%	4.57%
Total regulatory capital	$2,585	$2,838	$2,586	$2,953
Leverage ratio	5.00%	6.59%	5.00%	6.85%
Leverage capital	$3,231	$4,257	$3,233	$4,429
The decrease in the capital-to-asset ratio from 4.57 percent at December 31, 2009 to 4.39 percent at March 31, 2010 was primarily due to a decrease in activity-based capital stock. Although the ratio declined, it exceeds the regulatory requirement and we do not expect it to decline below that requirement. Our capital-to-asset ratio at March 31, 2010 and December 31, 2009 would have been 4.31 and 4.47 percent if all excess capital stock had been repurchased.
Capital Stock
We had 23.3 million shares of capital stock outstanding at March 31, 2010 compared with 24.6 million shares outstanding at December 31, 2009. We issued 0.9 million shares to members and repurchased 2.2 million shares from members during the three months ended March 31, 2010. At March 31, 2010 and December 31, 2009, approximately 77 and 78 percent of our capital stock outstanding was activity-based capital stock that fluctuates primarily with the outstanding balances of advances made to members and mortgage loans purchased from members. At March 31, 2010 and December 31, 2009, approximately 82 and 85 percent of our total capital was capital stock.
Our capital stock balances, categorized by type of financial services company, including mandatorily redeemable capital stock owned by former members, are noted in the following table (dollars in millions):

	March 31,	December 31,
Institutional Entity	2010	2009

Commercial Banks	$1,187	$1,243
Insurance Companies	908	982
Savings and Loan Associations	145	141
Credit Unions	91	95
Former Members	7	8

Total capital stock	$2,338	$2,469

Each member is required to maintain a certain minimum capital stock investment in the Bank. The minimum investment requirements are designed so that we remain adequately capitalized as member activity changes. To ensure we remain adequately capitalized within ranges established in the Capital Plan, these requirements may be adjusted upward or downward by our Board of Directors.
Capital stock owned by members in excess of their minimum investment requirements is known as excess capital stock. We had excess capital stock (including excess mandatorily redeemable capital stock) of $52.9 million and $61.8 million at March 31, 2010 and December 31, 2009.
Mandatorily Redeemable Capital Stock
Although mandatorily redeemable capital stock is not included in capital for financial reporting purposes, the Finance Agency requires that such outstanding capital stock be considered capital for determining compliance with regulatory capital requirements.
At March 31, 2010, we had $7.3 million in capital stock subject to mandatory redemption from 13 former members and one current member who submitted a notice to withdraw. At December 31, 2009, we had $8.3 million in capital stock subject to mandatory redemption from 14 former members. This amount is classified as “Mandatorily redeemable capital stock” in the Statements of Condition.
The following table shows the amount of capital stock subject to mandatory redemption by the time period in which we anticipate redeeming the capital stock based on our practices (dollars in millions):

	March 31,	December 31,
Year of Redemption	2010	2009

Due in one year or less	$6	$7
Due after one year through two years	1	1
Due after two years through three years	*	*
Due after three years through four years	*	*
Due after four years through five years	*	*
Thereafter	*	*

Total	$7	$8

*	Amount is less than one million.
A majority of the capital stock subject to mandatory redemption at March 31, 2010 and December 31, 2009 was due to voluntary termination of membership as a result of out of district mergers or consolidations.

Dividends
Our dividend philosophy is to pay out a sustainable dividend equal to or above the average three-month LIBOR rate for the covered period. While three-month LIBOR is our dividend benchmark, the actual dividend payout is impacted by Board of Director policies, regulatory requirements, financial projections, and actual performance. Therefore, the actual dividend rate may be higher or lower than three-month LIBOR.
For the three months ended March 31, 2010, we paid cash dividends of $14.6 million relative to our fourth quarter 2009 financial results compared to $7.6 million for the same period in 2009. The annualized dividend rate paid for the three months ended March 31, 2010 and 2009 was 2.00 percent and 1.00 percent.
On April 28, 2010, the Board of Directors declared and approved a first quarter 2010 dividend at an annualized rate of 2.00 percent of average capital stock for the quarter. The dividend was paid on May 6, 2010 and amounted to $11.9 million, which represents 39 percent of net income during the first quarter. Average three-month LIBOR for the three months ended March 31, 2010 was 0.26 percent.
Critical Accounting Policies and Estimates
For a discussion of our critical accounting policies and estimates, refer to our Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2010.
Legislative and Regulatory Developments
Finance Agency Proposed Rule Regarding FHLBank Investments
On May 4, 2010, the Finance Agency issued a proposed rule regarding FHLBank investments that would, among other things, incorporate certain current limitations regarding the level of an FHLBank’s MBS investments that are applicable to an FHLBank as a matter of Finance Agency financial management policy and order, including without limitation, the provision limiting the level of an FHLBank’s MBS investments to no more than 300 percent of that FHLBank’s capital. The proposal also requests comment on whether additional limitations on an FHLBank’s MBS investments, including its private-label MBS investments, should be adopted as part of a final rule. In addition, comments are requested as to whether such limitations should be based on an FHLBank’s level of retained earnings, some other basis or prohibited entirely. The Finance Agency will accept comments on the proposed rule on or before July 6, 2010.
Correspondent Concentration Risks Guidance for Financial Institutions
On May 4, 2010, the Federal Deposit Insurance Corporation (FDIC), Federal Reserve, Office of the Comptroller of the Currency, and Office of Thrift Supervision (the Agencies) issued final guidance on correspondent credit and funding concentration risks and due diligence that institutions should exercise to manage such exposures (CCR Guidance). The CCR Guidance is effective upon issuance. The CCR Guidance outlines the Agencies’ expectations for financial institutions to identify, monitor, and manage credit and funding concentrations to other institutions on both a standalone and organization-wide basis. In addition, financial institutions need to take into account exposures to the correspondents’ affiliates, as part of their prudent risk management practices. Institutions also should be aware of their affiliates’ exposures to correspondents as well as the correspondents’ subsidiaries and affiliates. Unless otherwise indicated, references to “correspondent” include the correspondent’s holding company, subsidiaries, and affiliates. For purposes of this guidance, the term “total capital” means the total risk-based capital as reported for commercial banks and thrifts in the Report of Condition and the Thrift Financial Report, respectively.
The Agencies generally consider credit exposures arising from direct and indirect obligations in an amount equal to or greater than 25 percent of total capital as concentrations. While the Agencies have not established a funding concentration threshold, the CCR Guidance indicates that the Agencies have seen instances where funding exposures of five percent of an institution’s liabilities have posed an elevated risk to the recipient, particularly when aggregated with other similar-sized funding concentrations. This guidance does not supplant or amend applicable regulations such as the Board’s Limitations on Interbank Liabilities (Regulation F) which applies to all depository institutions insured by the FDIC. It is not clear whether the CCR Guidance applies to the level of funding that a member institution obtains from an FHLBank, or what effect, if any, the CCR Guidance would have on FHLBank advance levels.

Final Rule Regarding Restructuring the Office of Finance
On May 3, 2010, the Finance Agency published a final rule restructuring the board of directors of the Office of Finance. The rule will become effective June 2, 2010. Among other things the final rule: (i) increases the size of the board such that it will be comprised of the 12 FHLBank presidents and five independent directors; (ii) creates an audit committee; (iii) provides for the creation of other committees; (iv) sets a method for electing independent directors along with setting qualifications for these directors; and (v) provides that the method of funding the Office of Finance and allocating its expenses among the FHLBanks shall be determined by policies adopted by the board of directors. Under the final rule, the audit committee of the Office of Finance board of directors is comprised solely of the five independent directors and is charged with ensuring greater consistency in accounting policies and procedures among the FHLBanks with regard to the information provided to the Office of Finance for the combined financial reports.
FDIC Modifies & Extends Temporary Liquidity Guarantee Program for Bank Debt Liabilities
The FDIC has taken a number of actions with regard to the extension of the TLGP. The TLGP comprises two components: the Debt Guarantee Program (DGP), which provides FDIC guarantees of certain senior unsecured bank debt, and the Transaction Account Guarantee (TAG) program, which provides FDIC guarantees for all funds held at participating banks in qualifying non-interest bearing transaction accounts. On April 19, 2010, the FDIC published in the Federal Register an interim final rule providing a six-month extension of the TAG program to December 31, 2010 for banks currently participating in the program. The interim final rule also allows the FDIC to extend the TAG program for an additional twelve months to December 31, 2011 without further rulemaking, upon a determination by the FDIC that continuing economic difficulties warrant the extension. On October 30, 2009, the FDIC adopted a final rule that allows for the DGP to terminate on October 31, 2009, for most DGP participants, but also establishes a limited emergency guarantee facility for those DGP participants that are unable to issue non-guaranteed debt to replace maturing senior unsecured debt because of market disruptions or other circumstances beyond their control. Under this limited emergency facility, the FDIC will guarantee senior unsecured debt issued on or before April 30, 2010. The TAG and DGP provide alternative sources of funds for many of our members that compete with our advance business.
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

On May 3, 2010, the FDIC issued a proposed regulation that would use performance and loss severity measurement scores to determine the risk-based assessment rates for large FDIC-insured institutions. Under one of the measurements used in calculating the proposed performance score, large institutions with a lower ratio of core deposits to total liabilities would be subject to higher assessment rates. Under one of the measurements used in calculating the proposed loss severity score, institutions with a higher ratio of secured liabilities to domestic deposits would be considered more costly to resolve and would also be subject to higher assessment rates. The use of both these ratios in determining an institution’s deposit insurance assessment rate may provide an incentive for our large member institutions to fund themselves through deposits.
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
Collateral for Advances and Interagency Guidance on Nontraditional Mortgage Products
On July 1, 2008, the Finance Agency issued Advisory Bulletin 2008-AB-02, Application of Guidance on Nontraditional and Subprime Residential Mortgage Loans to Specific FHLBank Assets. 2008-AB-02 provided guidance to the FHLBanks about how to apply the interagency guidance to mortgages purchased under the AMA programs, investments in private-label MBS, and collateral securing advances. On April 6, 2010, the Finance Agency issued Advisory Bulletin 2010-AB-01 to provide clarification of 2008-AB-02. 2010-AB-01 clarifies, among other things, that private-label MBS and residential loans that were either issued or acquired by a member after July 1, 2007 may be considered eligible collateral in calculating the amount of advances that can be made to a member only if the underlying mortgages comply with all aspects of the interagency guidance. It is possible that the new guidance will decrease the amount of eligible collateral for certain members.
Final Regulation on FHLBank Directors’ Eligibility, Elections, Compensation and Expenses
On April 5, 2010, the Finance Agency issued a final regulation on FHLBank director elections, compensation and expenses. Regarding elections, the final regulation changes the process by which FHLBank directors are chosen after a directorship is re-designated to a new state prior to the end of the term as a result of the annual designation of FHLBank directorships. Regarding compensation, the final regulation, among other things: allows FHLBanks to pay directors reasonable compensation and reimburse necessary expenses; requires FHLBanks to adopt a written compensation and reimbursement of expenses plan; and prescribes certain related reporting requirements.

Money Market Reform
On March 4, 2010, the SEC published a final rule, amending the rules governing money market funds under the Investment Company Act. These amendments will result in tightened liquidity requirements, such as: maintaining certain financial instruments for short-term liquidity, reducing the maximum weighted-average maturity of portfolio holdings, and improving the quality of portfolio holdings. The final rule includes overnight FHLBank discount notes in the definition of “daily liquid assets” and “weekly liquid assets” and will encompass FHLBank discount notes with remaining maturities of up to 60 days in the definition of “weekly liquid assets”. This final rule was effective on May 5, 2010 and is expected to increase demand for shorter-term FHLBank discount notes and potentially reduce demand for longer-term FHLBank discount notes (those with maturities greater than 60 days).
U.S. Treasury Department’s Financial Stability Plan
On February 10, 2009, the U.S. Treasury Department announced a Financial Stability Plan to address the global capital markets crisis and U.S. economic recession that continued into 2009. This Financial Stability Plan evolved to include a number of initiatives, including the encouragement of lower mortgage rates, foreclosure relief programs, a bank capital injection program, major lending programs with the Federal Reserve directed at the securitization markets for consumer and small business lending, and a purchase program for certain illiquid assets. As part of this stability plan, a new bond purchase program to support lending by Housing Finance Agencies and a temporary credit and liquidity program to improve their access to liquidity for outstanding Housing Finance Agency bonds were created. As part of its foreclosure relief initiatives, in March 2010, the Obama Administration announced new incentives to encourage servicers and first and second lien holders to agree to principal reduction of troubled mortgages in some cases and for borrowers and second lien holders to agree to foreclosure alternatives in other cases. To pay for a portion of the assistance provided by the stability plan, the Obama Administration has proposed legislation that would assess a Financial Responsibility Fee on large financial institutions’ liabilities (excluding deposits and insurance policy reserves). If such a fee were to be imposed, advances to our large members may become more costly.
Basel Committee Consultative Documents on Liquidity & Capital
On December 17, 2009, the Basel Committee released consultative documents for public comment that could impose new capital and liquidity standards for internationally active institutions. It is uncertain whether and to what extent the proposed initiatives contained in these documents will be imposed on U.S. financial institutions. If these initiatives are adopted by the U.S. federal banking agencies, they could increase the cost of FHLBank derivative transactions and make FHLBank advances more expensive for certain members.

Pending Legislation on Financial System Reform
On December 11, 2009, the U.S. House of Representatives passed the Wall Street Reform and Consumer Protection Act (Reform Act), which, if passed by the U.S. Senate and signed into law by the President of the United States, would, among other things: (i) create a consumer financial protection agency; (ii) create an inter-agency oversight council that will identify and regulate systemically-important financial institutions; (iii) regulate the over-the-counter derivatives market; (iv) reform the credit rating agencies; (v) provide shareholders with an advisory vote on the compensation practices of the entity in which they invest, including for executive compensation and golden parachutes; and (vi) create a federal insurance office that will monitor the insurance industry.
Depending on whether the Reform Act, or similar legislation, such as the Restoring American Financial Stability Act of 2010 being deliberated by the U.S. Senate, is signed into law and the final content of any such legislation, the FHLBanks’ business operations, funding costs, rights, obligations, and/or the manner in which FHLBanks carry out their housing-finance mission may be affected. For example, regulations on the over-the-counter derivatives market that may be issued under the Reform Act could materially affect an FHLBank’s ability to hedge its interest rate risk exposure from advances, achieve the FHLBank’s risk management objectives, and act as an intermediary between its members and counterparties. In addition, the proposed Financial Stability Act pending in the U.S. Senate has a provision that would prohibit the FHLBanks from lending an amount that exceeds 25 percent of capital stock and surplus to a member financial institution. These limitations outlined in the proposed legislation may cause a significant decrease in the aggregate amount of FHLBank advances, affect the ability of the FHLBanks to raise funds in the capital markets and increase advance rates for FHLBanks’ member financial institutions. Additionally, the pending legislation includes proposals that do not explicitly treat FHLBank System debt in the same manner as Fannie Mae and Freddie Mac with regard to any proprietary trading limits. However, FHLBanks cannot predict whether any such legislation will be enacted and what the content of any such legislation or regulations issued under any such legislation would be, and therefore, cannot predict the effects of the Reform Act or similar legislation.
In addition, the U.S. Treasury Department and the Housing and Urban Development Department are developing recommendations regarding the future of the housing GSEs, including the FHLBanks, and in April of 2010, issued a series of questions for public comment regarding how the housing finance system should be changed.
For additional discussion on pending legislative and regulatory developments, refer to our Form 10-K.
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
Our Enterprise Risk Management Policy (ERMP) provides us with a robust risk management framework that allows us flexibility to make rational decisions in stressed interest rate environments.

Our Board of Directors determined that we should operate under a risk management philosophy of maintaining an AAA rating. An AAA rating provides us with ready access to funds in the capital markets. In line with this objective, the ERMP establishes risk measures, with policy limits or management action triggers (MATs), consistent with the maintenance of an AAA rating, to monitor our market risk, liquidity risk, and capital adequacy. Our MATs require close monitoring and measuring of the risks inherent in our Statements of Condition but provide more flexibility to react prudently when those trigger levels occur. Our policy limits define when immediate actions are required to address policy breaches. The following is a list of the risk measures in place at March 31, 2010 and whether they are monitored by a policy limit and/or MAT:

Market Risk:	Mortgage Portfolio Market Value Sensitivity (policy limit and MAT) Market Value of Capital Stock Sensitivity (policy limit and MAT) Projected 12-month GAAP Earnings Per Share Sensitivity (MAT)
Liquidity Risk:	Contingent Liquidity (policy limit and MAT)
Capital Adequacy:	Economic Capital Ratio (MAT) Economic Value of Capital Stock (MAT)
On April 29, 2010, our Board of Directors approved certain changes to our ERMP. While the changes do not impact the overall goals of managing risks, they do change some of the detailed provisions, processes, and measures utilized to manage risk. These changes include, but are not limited to, changes in measures and limits regarding interest rate risk. These changes will become effective on July 1, 2010.
Management continues to identify Economic Value of Capital Stock (EVCS) and Market Value of Capital Stock Sensitivity (MVCS) as our key risk measures.
Market Risk/Capital Adequacy
We define market risk as the risk that net interest income or MVCS will change as a result of changes in market conditions such as interest rates, spreads, and volatilities. Interest rate risk was the predominant type of market risk exposure during the three months ended March 31, 2010 and 2009. Our ERMP is designed to provide an asset and liability management framework to respond to changes in market conditions while minimizing balance sheet stress and income volatility. Management and the Board of Directors routinely review both the policy thresholds and the actual exposures to verify the interest rate risk in our balance sheet remains at prudent and reasonable levels.
The goal of our interest rate risk management strategy is to manage interest rate risk by setting and operating within an appropriate framework and limits. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and hedges, which, taken together, limit our expected exposure to market/interest rate risk. Management regularly monitors our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts. Our key market risk and capital adequacy measures are quantified in the “Economic Value of Capital Stock” and “Market Value of Capital Stock Sensitivity” sections that follow.

Economic Value of Capital Stock
We define EVCS as the net present value of expected future cash flows of our assets and liabilities, discounted at our cost of funds, divided by the total shares of capital stock outstanding. This method reduces the impact of day-to-day price changes (i.e. mortgage option-adjusted spread) which cannot be attributed to any of the standard market factors, such as movements in interest rates or volatilities. Thus, EVCS provides an estimated measure of the long-term value of one share of our capital stock.
Our ERMP sets the MAT for EVCS at $100 per share. Under the policy, if EVCS drops below $100 per share, the ERMP requires that we increase our required retained earnings to account for the shortfall. If actual retained earnings fall below the retained earnings requirement, we, as determined by the Board of Directors, are required to establish an action plan to enable us to return to our required retained earnings within twelve months. At March 31, 2010, our actual retained earnings were above the retained earnings requirement, and therefore no action plan was necessary.
The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at each quarter-end during 2010 and 2009.
Economic Value of Capital Stock (Dollars Per Share)

2010
March	$114.2
2009
December	$108.7
September	$106.9
June	$102.1
March	$86.3
Our EVCS increased steadily since December 31, 2009, reaching $114.2 at March 31, 2010. The improvement was primarily attributable to the following:
•	Decreased interest rate volatility. Decreased interest rate volatility during the three months ended March 31, 2010 had a positive impact on all value measurements (including EVCS) through its impact on the value of mortgage-related assets. As interest rate volatility decreased, the value of the prepayment option to homeowners embedded in the mortgage-related assets decreased, thereby increasing the value of the assets.
•	Decreased interest rates. EVCS is the net present value of expected future cash flows of our assets and liabilities, discounted at our cost of funds, divided by the total shares of capital stock outstanding. During the three months ended March 31, 2010, as a result of decreased interest rates, our nominal cost of funds decreased (though our cost of funds relative to LIBOR increased), thereby increasing EVCS.
•	Increased retained earnings. Retained earnings increased during the three months ended March 31, 2010 due primarily to earnings in excess of dividend payments. As we retain earnings, our equity position increases, thereby increasing EVCS.

Market Value of Capital Stock Sensitivity
We define MVCS as the present value of assets minus the present value of liabilities adjusted for the net present value of derivatives divided by the total shares of capital stock outstanding. It represents an estimation of the “liquidation value” of one share of our capital stock if all assets and liabilities were liquidated at current market prices. MVCS does not represent our long-term value, as it takes into account only the short-term market price fluctuations. These fluctuations are generally unrelated to the long-term value of the cash flows from our assets and liabilities.
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

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous shifts in interest rates at each quarter-end during 2010 and 2009:

	Market Value of Capital Stock (Dollars per Share)
	Down 200	Down 100	Base Case	Up 100	Up 200
2010
March	$78.7	$100.5	$102.9	$99.8	$94.2
2009
December	$85.1	$100.2	$100.2	$97.2	$92.0
September	$78.4	$91.7	$95.5	$93.5	$89.0
June	$72.1	$86.9	$91.2	$90.4	$87.4
March	$42.7	$59.2	$76.3	$86.9	$85.7

	Percent Change from Base Case
	Down 200	Down 100	Base Case	Up 100	Up 200
2010
March	(23.5)%	(2.3)%	0.0%	(3.0)%	(8.5)%
2009
December	(15.1)%	0.0%	0.0%	(3.0)%	(8.2)%
September	(17.9)%	(4.0)%	0.0%	(2.1)%	(6.8)%
June	(20.9)%	(4.7)%	0.0%	(0.9)%	(4.2)%
March	(44.0)%	(22.3)%	0.0%	14.0%	12.3%
The increase in base case MVCS at March 31, 2010 compared with December 31, 2009 was primarily attributable to the following:
•	Decreased interest rate volatility. Decreased interest rate volatility during the three months ended March 31, 2010 had a positive impact on all value measurements (including MVCS) through its impact on the value of mortgage-related assets. As interest rate volatility decreased, the value of the prepayment option to homeowners embedded in the mortgage-related assets decreased, thereby increasing the value of the assets.
•	Increase in our funding costs relative to LIBOR. Because the MVCS methodology focuses on the “liquidation value” of one share of capital stock, we calculate the present value of our assets and liabilities based on current market prices. During the three months ended March 31, 2010, our cost of funds relative to LIBOR increased when compared to the fourth quarter of 2009, thereby decreasing the present value of our liabilities and increasing the value of MVCS.
•	Decreased option-adjusted spread on our mortgage assets. During the three months ended March 31, 2010, the spread between mortgage interest rates and LIBOR decreased when compared to the fourth quarter of 2009, which increased the value of our mortgage assets.
•	Increased retained earnings. Retained earnings increased during the three months ended March 31, 2010 due primarily to earnings in excess of dividend payments. As we retain earnings, our equity position increases, thereby increasing MVCS.

During the three months ended March 31, 2010 and all of 2009, our projected MVCS in the down 200 basis point rate shift scenario fell below the ten percent policy threshold loss. However, in February 2008, our Board of Directors suspended all policy limits pertaining to the down 200 basis point rate shift scenario due to the already low interest rate environment. In addition, our projected MVCS in the down 100, up 100, and up 200 basis point rate shift scenarios were below the five and ten percent thresholds during the first quarter of 2009. While these were policy breaches that were reported to our Board of Directors, management and our Board of Directors determined that the cost of employing hedging strategies to rebalance the profile and eliminate the breaches outweighed the protection it would provide at that time.
Liquidity Risk
We define liquidity risk as the risk that we will be unable to meet our obligations as they come due or meet the credit needs of our members and housing associates in a timely and cost efficient manner. Day-to-day and contingency liquidity objectives are designed to protect our financial strength and to allow us to withstand market disruption. To achieve this objective, we establish liquidity management requirements and maintain liquidity in accordance with Finance Agency regulations and our ERMP. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity” for additional details on our liquidity management.
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

Credit risk arises from the possibility that a borrower is unable to repay their obligation and the collateral pledged to us is insufficient to cover the amount of exposure in default. We manage credit risk by securing borrowings with sufficient collateral acceptable to us, monitoring borrower creditworthiness through internal and independent third-party analysis, and performing collateral review and valuation procedures to verify the sufficiency of pledged collateral. We are required by law to make advances solely on a secured basis and have never experienced a credit loss on an advance since our inception. We maintain policies and practices to monitor our exposure and take action where appropriate. In addition, we have the ability to call for additional or substitute collateral, or require delivery of collateral, during the life of a loan to protect our security interest.
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
At March 31, 2010 and December 31, 2009, borrowers pledged $87 billion and $86 billion of collateral (net of applicable discounts) to support $36 billion and $39 billion of advances and other activities with us. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate liquidity availability and to borrow additional amounts in the future.
At March 31, 2010 and December 31, 2009, five and six borrowers had outstanding advances greater than $1.0 billion. These advance holdings represented approximately 40 and 43 percent of the total par value of advances outstanding at March 31, 2010 and December 31, 2009. For further discussion on our largest borrowers of advances, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.”

The following table shows the composition of collateral pledged to us (dollars in billions):

		March 31, 2010			December 31, 2009
				Percent of			Percent of
		Gross Value	Discounted	Total	Gross Value	Discounted	Total
		of	Value of	Discounted	of	Value of	Discounted
	Discount	Collateral	Collateral	Pledged	Collateral	Collateral	Pledged
Collateral Type	Range	Pledged	Pledged	Collateral	Pledged	Pledged	Collateral

Residential loans
1-4 family	13-62%	$63.3	$39.3	45.2%	$61.2	$38.7	44.8%
Multi-family	50-62	2.8	1.3	1.5	2.7	1.3	1.5
Other real estate	20-65	44.0	22.5	25.9	43.7	22.4	25.9
Securities/insured loans
Cash, agency and RMBS	0-45	17.0	16.2	18.6	17.7	16.8	19.5
CMBS	11-36	6.1	4.9	5.6	5.5	4.3	5.0
Government insured loans	9-38	1.3	1.1	1.3	1.2	1.0	1.2
Secured small business loans and agribusiness loans	50-76	4.8	1.7	1.9	5.1	1.8	2.1

Total		$139.3	$87.0	100.0%	$137.1	$86.3	100.0%

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
MPF Loans
Through our participation in the MPF program, we invest in conventional and government-insured residential mortgage loans that are acquired through or purchased from a PFI. We currently offer six MPF loan products to our PFIs: Original MPF, MPF 100, MPF 125, MPF Plus, Original MPF Government, and MPF Xtra. For additional discussion of our MPF products, see “Item 1. Business — Products and Services — Mortgage Finance — MPF Loan Types” in our Form 10-K.

The following table presents our MPF portfolio by product type at par value (dollars in billions):

	March 31, 2010		December 31, 2009
Product Type	Dollars	Percent	Dollars	Percent

Original MPF	$0.5	6.6%	$0.5	6.5%
MPF 100	0.1	1.3	0.1	1.3
MPF 125	2.5	32.9	2.4	31.2
MPF Plus	4.1	53.9	4.3	55.8

Total conventional loans	7.2	94.7	7.3	94.8

Government-insured loans	0.4	5.3	0.4	5.2

Total mortgage loans	$7.6	100.0%	$7.7	100.0%

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
PFIs are paid a credit enhancement fee for managing the credit risk, and in some instances all or a portion of the credit enhancement fee may be performance based. Credit enhancement fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans in the master commitment. To the extent we experience losses in a master commitment, we may be able to recapture credit enhancement fees paid to the PFI to offset these losses. For the three months ended March 31, 2010 and 2009, credit enhancement fees paid to PFIs amounted to $3.0 million and $4.6 million.

For our conventional MPF loans, the availability of loss protection may differ slightly among MPF products. Our loss protection consists of the following loss layers, in order of priority:
•	Homeowner Equity.
•	Primary Mortgage Insurance. PMI is on all loans with homeowner equity of less than 20 percent of the original purchase price or appraised value.
•	First Loss Account. The first loss account specifies our loss exposure under each master commitment prior to the PFI’s credit enhancement obligation. If we experience losses in a master commitment, these losses will either be (i) recovered through the recapture of performance based credit enhancement fees from the PFI or (ii) absorbed by us. The first loss account balance for all master commitments is a memorandum account and was $116.8 million and $116.4 million at March 31, 2010 and December 31, 2009.
•	Credit Enhancement Obligation of PFI. PFIs have a credit enhancement obligation to absorb losses in excess of the first loss account in order to limit our loss exposure to that of an investor in an MBS that is rated the equivalent of AA by a NRSRO. PFIs are required to either collateralize their credit enhancement obligation with us or to purchase supplemental mortgage insurance (SMI) from a highly rated mortgage insurer. All of our SMI providers have had their external ratings for claims-paying ability or insurer financial strength downgraded below AA. Ratings downgrades imply an increased risk that these SMI providers will be unable to fulfill their obligations to reimburse us for claims under insurance policies.
On August 7, 2009, the Finance Agency granted a waiver for one year on the AA rating requirement of SMI providers for existing loans and commitments in the MPF program. The waiver required us to evaluate the claims-paying ability of our SMI providers and hold retained earnings, if necessary, to mitigate the risks associated with using an SMI provider having a rating below AA. As of April 7, 2010, we have evaluated the claims-paying ability of our SMI providers and determined that (i) we expect our SMI providers to continue to perform their obligations under the SMI policies for the foreseeable future, (ii) there are no viable, cost-effective credit enhancement alternatives, and (iii) all of the SMI providers continue to remain eligible PMI providers under guidelines established by Fannie Mae, Freddie Mac, and the MPF program. As a result, we determined that it is not necessary to hold retained earnings to mitigate the risk of using these SMI providers. As new information regarding the claims-paying ability of our SMI providers becomes available, we will reevaluate the need to hold retained earnings.

We utilize an allowance for credit losses to reserve for estimated losses after considering the recapture of performance based credit enhancement fees from the PFI. Credit enhancement fees available to recapture losses consist of accrued credit enhancement fees to be paid to the PFIs and projected credit enhancement fees to be paid to the PFIs over the next twelve months less any losses incurred or expected to be incurred. These estimated credit enhancement fees are calculated at a master commitment level and are only available to the specified master commitment. The allowance for credit losses on mortgage loans was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009

Balance, beginning of year	$1,887	$500

Charge-offs	(127)	(9)
Provision for credit losses	125	—

Balance, end of period	$1,885	$491

In accordance with our allowance for credit losses methodology, the allowance estimate is based on both quantitative and qualitative factors using a pooled loan approach. We estimate our allowance for credit losses based primarily upon a rolling twelve-month average of (i) loan delinquencies, (ii) loans migrating to real estate owned, and (iii) actual historical losses, as well as credit enhancement fees available to recapture expected losses assuming a declining portfolio balance adjusted for prepayments. These factors vary based upon MPF product. Other factors include, but are not limited to, management judgment and experience and changes in national and local economic trends.
During 2009, as a result of increased delinquency and loss severity rates and decreased estimated credit enhancement fees available to recapture losses resulting from the mortgage loan sale and increased principal repayments, we increased our provision by $1.5 million, resulting in an allowance for credit losses of $1.9 million at December 31, 2009. During the three months ended March 31, 2010, we continued to experience an increase in delinquency and loss severity while there was a declining trend in delinquent loans migrating to real estate owned on certain MPF products. It is our understanding that mortgage servicers are performing loan work-outs, modifications, extensions, and complying with Federal proposals to delay foreclosures. We considered these trends in our calculation of expected losses as of March 31, 2010 and will continue to monitor these trends as new information becomes available.
For a majority of our expected losses, we allocated available credit enhancement fees to recapture these losses. As a result, estimated credit enhancement fees available to recapture losses decreased to $6.1 million at March 31, 2010 from $6.9 million at December 31, 2009. Based on our allowance for credit losses methodology, we determined that a provision of $0.1 million was necessary as of March 31, 2010 to cover expected losses that were not recoverable through the recapture of credit enhancement fees.

At March 31, 2010 and December 31, 2009, we had $118.8 million and $102.0 million of nonaccrual loans. Interest income that was contractually owed to us but not received on nonaccrual loans was $0.8 million and $1.1 million at March 31, 2010 and December 31, 2009. At March 31, 2010 and December 31, 2009, we had $13.6 million and $12.2 million of real estate owned recorded as a component of “Other assets” in the Statements of Condition.
A summary of our loan delinquencies at March 31, 2010 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total

30 days	$97	$16	$113
60 days	34	5	39
90 days	18	3	21
Greater than 90 days	31	1	32
Foreclosures and bankruptcies	75	1	76

Total delinquencies	$255	$26	$281

Total mortgage loans outstanding	$7,179	$374	$7,553

Delinquencies as a percent of total mortgage loans	3.6%	7.0%	3.7%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	1.7%	1.3%	1.7%

A summary of our loan delinquencies at December 31, 2009 follows (dollars in millions):

	Unpaid Principal Balance
		Government-
	Conventional	Insured	Total

30 days	$89	$17	$106
60 days	34	6	40
90 days	21	3	24
Greater than 90 days	22	2	24
Foreclosures and bankruptcies	64	1	65

Total delinquencies	$230	$29	$259

Total mortgage loans outstanding	$7,333	$380	$7,713

Delinquencies as a percent of total mortgage loans	3.1%	7.6%	3.4%

Delinquencies 90 days and greater plus foreclosures and bankruptcies as a percent of total mortgage loans	1.5%	1.6%	1.5%

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
At March 31, 2010, we owned $14.3 billion of MBS, of which $14.2 billion or 99 percent were guaranteed by the U.S. Government or issued by GSEs and $0.1 billion or one percent were MPF shared funding certificates or private-label MBS. At December 31, 2009, we owned $11.3 billion of MBS, of which $11.2 billion or 99 percent were guaranteed by the U.S. Government or issued by GSEs and $0.1 billion or one percent were MPF shared funding certificates or private-label MBS.
Our MPF shared funding certificates are mortgage-backed certificates created from conventional conforming mortgages using a senior/subordinated tranche structure. We record these investments as held-to-maturity. We do not consolidate our investment in MPF shared funding certificates since we are not the sponsor or primary beneficiary of these variable interest entities. The following table shows our MPF shared funding certificates and credit ratings (dollars in millions):

	March 31,	December 31,
Credit Rating	2010	2009

AAA	$30	$31
AA	2	2

Total MPF shared funding certificates	$32	$33

All of our private-label MBS are variable rate securities backed by prime loans. The following table shows our private-label MBS and credit ratings (dollars in millions):

	March 31,	December 31,
Credit Rating	2010	2009

AAA	$20	$20
AA	11	11
A	4	4

Total private-label MBS	$35	$35

As of April 30, 2010, three of our private-label MBS were placed on negative watch by a NRSRO. For more information on our evaluation of OTTI, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Investments.”

The following table summarizes the characteristics of our private-label MBS by year of securitization at March 31, 2010 and December 31, 2009 (dollars in millions):

	Unpaid	Gross
Year of	Principal	Unrealized		Investment
Securitization	Balance	Losses	Fair Value	Grade %[1]	Watchlist %[2]
2003 and earlier	$35	$7	$28	100%	0%

[1]	Investment grade includes securities that are rated BBB or higher by any NRSRO.

[2]	Includes any securities placed on negative watch by any NRSRO. As of April 30, 2010, three of our private-label MBS were placed on negative watch by a NRSRO.
The following table summarizes the fair value of our private-label MBS as a percentage of unpaid principal balance by quarter:

Year of	March 31,	December 31,	September 30,	June 30,	March 31,
Securitization	2010	2009	2009	2009	2009
2003 and earlier	81%	80%	81%	80%	77%

The following table shows portfolio characteristics of the underlying collateral of our private-label MBS:

	March 31,	December 31,
Portfolio Characteristics	2010	2009

Weighted average FICO® score at origination[1]	725	725
Weighted average loan-to-value at origination	65%	65%
Weighted average original credit enhancement	4%	4%
Weighted average credit enhancement	9%	9%
Weighted average collateral delinquency rate[2]	6%	5%

[1]	FICO® is a widely used credit industry model developed by Fair, Isaac, and Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850.

[2]	Represents the percentage of underlying loans that are 60 days or more past due.

The following table shows the state concentrations of our private-label MBS at March 31, 2010 and December 31, 2009. State concentrations are calculated based on unpaid principal balances.

State Concentrations

Florida	14.1%
California	13.1
Georgia	11.9
New York	9.4
New Jersey	5.1
All other[1]	46.4

Total	100.0%

[1]	There are no individual states with a concentration greater than 4.4 percent.
Investments
We maintain an investment portfolio to provide investment income, provide liquidity, support the business needs of our members, and support the housing market through the purchase of mortgage-related assets. Finance Agency regulations and policies adopted by our Board of Directors limit the type of investments we may purchase.
We invest in both short- and long-term investments. Our short-term portfolio includes, but is not limited to, interest-bearing deposits, Federal funds sold, and securities purchased under agreements to resell. Our long-term portfolio includes, but is not limited to, interest-bearing deposits, TLGP debt, taxable municipal bonds, state and local housing finance agency bonds, GSE obligations, and MBS. The primary credit risk of these investments is the counterparties’ ability to meet repayment terms.
We mitigate credit risk on investment securities by investing in highly-rated investments as well as establishing unsecured credit limits to counterparties based on the credit quality and capital levels of the counterparty as well as our capital level. Because the investments are transacted with highly-rated counterparties, the credit risk is low; accordingly, we have not set aside specific reserves for our investment portfolio. We do, however, maintain a level of retained earnings to absorb any unexpected losses from our investments that may arise from stress conditions.

The following table shows our total investment securities by investment credit rating (excluding accrued interest receivable) (dollars in millions):

	March 31, 2010		December 31, 2009
				Percent
				of Total
Credit Rating[1]	Amount	Amount	Amount	Investments

Long-term
AAA[2]	$18,457	79.5%	$16,687	80.3%
AA	415	1.8	503	2.4
A	5	*	5	*
BBB[3]	3	*	3	*

Total long-term	18,880	81.3	17,198	82.7

Short-term
A-1 or higher/P-1[2]	3,602	15.5	3,310	15.9
A-2/P-2	750	3.2	278	1.4

Total short-term	4,352	18.7	3,588	17.3

Unrated[4]	4	*	4	*

Total	$23,236	100.0%	$20,790	100.0%

[1]	Represents the lowest credit rating by any NRSRO.

[2]	TLGP investments and interest bearing deposits are rated either AAA or A-1 because they are guaranteed by the U.S. Government or FDIC.

[3]	Represents a municipal bond that has all future principal and interest payments escrowed.

[4]	Unrated securities represent an equity investment in Small Business Investment Company.

*	Amount is less than 0.1 percent.
The increase in AAA investments at March 31, 2010 when compared to December 31, 2009 is due to increased purchases of agency MBS during the three months ended March 31, 2010. For additional details on our agency MBS purchases, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Investments.”
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
The following tables show our derivative counterparty credit exposure, excluding mortgage delivery commitments, and after applying netting agreements and collateral (dollars in millions):

	March 31, 2010
			Total	Value	Exposure
Credit	Active	Notional	Exposure at	of Collateral	Net of
Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	1	$276	$—	$—	$—
AA	7	19,065	12	11	1
A	13	26,771	5	—	5
BBB	1	28	—	—	—

Total	22	$46,140	$17	$11	$6

	December 31, 2009
			Total	Value	Exposure
Credit	Active	Notional	Exposure at	of Collateral	Net of
Rating[1]	Counterparties	Amount[2]	Fair Value[3]	Pledged	Collateral[4]

AAA	1	$276	$—	$—	$—
AA	7	17,419	5	—	5
A	14	29,176	9	3	6

Total	22	$46,871	$14	$3	$11

[1]	Credit rating is the lower of the S&P, Moody’s, and Fitch ratings stated in terms of the S&P equivalent.

[2]	Notional amounts serve as a factor in determining periodic interest amounts to be received and paid and generally do not represent actual amounts to be exchanged or directly reflect our exposure to counterparty credit risk.

[3]	For each counterparty, this amount includes derivatives with a net positive market value including the related accrued interest receivable/payable (net).

[4]	Amount equals total exposure at fair value less value of collateral pledged as determined at the counterparty level.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk/Capital Adequacy” and the sections referenced therein for quantitative and qualitative disclosures about market risk.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.
Management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the President and Chief Executive Officer and Chief Financial Officer as of the end of the quarterly period covered by this report. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report.

Internal Control Over Financial Reporting
For the first quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently aware of any pending or threatened legal proceedings against us that could have a material adverse effect on our financial condition, results of operations, or cash flows.
Item 1A. Risk Factors
There were no material changes from the risk factors previously disclosed in our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.

Item 6. Exhibits

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932. *

3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective February 26, 2009. **

4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, dated March 21, 2009, approved by the Finance Agency on March 6, 2009. ***

10.1	2010 Annual Incentive Plan Document effective January 1, 2010.

10.2	2010 Long-Term Incentive Plan Document effective January 1, 2010.

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the executive vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the executive vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the SEC on May 12, 2006.

**	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the SEC on March 2, 2009.

***	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K/A filed with the SEC on March 31, 2009.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant) Date: May 12, 2010
By:	/s/ Richard S. Swanson
Richard S. Swanson
President and Chief Executive Officer