Form 10-Q
period 2010-06-30
Federal Home Loan Bank of Des Moines
filed 2010-08-10
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51999

FEDERAL HOME LOAN BANK OF DES MOINES
(Exact name of registrant as specified in its charter)

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	42-6000149 (I.R.S. employer identification number)

Skywalk Level 801 Walnut Street, Suite 200 Des Moines, IA (Address of principal executive offices)	50309 (Zip code)

Registrant's telephone number, including area code: (515) 281-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of
July 31, 2010
Class B Stock, par value $100	22,969,688

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(In thousands, except shares)
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$97,253	$298,841
Interest-bearing deposits	12,013	10,570
Securities purchased under agreements to resell	250,000	—
Federal funds sold	2,079,500	3,133,000
Investments
Trading securities (Note 3)	1,678,007	4,434,522
Available-for-sale securities (Note 4)	6,822,111	7,737,413
Held-to-maturity securities (estimated fair value of $8,561,508 and $5,535,975 at June 30, 2010 and December 31, 2009) (Note 5)	8,337,173	5,474,664
Advances (Note 7)	32,491,197	35,720,398
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $5,600 and $1,887 at June 30, 2010 and December 31, 2009 (Note 8)	7,531,115	7,716,549
Accrued interest receivable	87,670	81,703
Premises, software, and equipment, net	8,841	9,062
Derivative assets (Note 9)	11,626	11,012
Other assets	35,853	28,939
Total assets	$59,442,359	$64,656,673

LIABILITIES AND CAPITAL
LIABILITIES
Deposits
Interest-bearing	$1,232,932	$1,144,225
Non-interest-bearing demand	66,174	80,966
Total deposits	1,299,106	1,225,191
Consolidated obligations (Note 10)
Discount notes	3,485,140	9,417,182
Bonds (includes $4,181,915 and $5,997,867 at fair value under the fair value option at June 30, 2010 and December 31, 2009)	51,075,150	50,494,474
Total consolidated obligations	54,560,290	59,911,656
Mandatorily redeemable capital stock (Note 11)	6,627	8,346
Accrued interest payable	236,036	243,693
Affordable Housing Program (AHP) Payable	39,176	40,479
Payable to REFCORP	3,401	10,124
Derivative liabilities (Note 9)	351,166	280,384
Other liabilities	35,305	26,245
Total liabilities	56,531,107	61,746,118

Commitments and contingencies (Note 14)

CAPITAL (Note 11)
Capital stock - Class B putable ($100 par value) authorized, issued, and outstanding 23,074,317 and 24,604,186 shares at June 30, 2010 and December 31, 2009	2,307,432	2,460,419
Retained earnings	501,137	484,071
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on available-for-sale securities (Note 4)	103,988	(32,533)
Pension and postretirement benefits	(1,305)	(1,402)
Total capital	2,911,252	2,910,555
Total liabilities and capital	$59,442,359	$64,656,673

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
INTEREST INCOME
Advances	$101,038	$177,738	$208,554	$386,251
Advance prepayment fees, net	17,243	1,682	18,914	3,248
Interest-bearing deposits	83	109	143	231
Securities purchased under agreements to resell	460	325	580	1,159
Federal funds sold	1,787	6,913	3,303	13,196
Investments
Trading securities	10,147	20,794	25,672	35,269
Available-for-sale securities	24,936	11,543	49,877	22,159
Held-to-maturity securities	62,726	45,426	104,488	91,327
Mortgage loans held for portfolio	91,236	122,402	183,570	253,915
Total interest income	309,656	386,932	595,101	806,755

INTEREST EXPENSE
Consolidated obligations
Discount notes	1,899	38,654	4,554	107,710
Bonds	235,047	284,553	465,162	625,095
Deposits	294	640	523	1,468
Borrowings from other FHLBanks	2	4	2	21
Mandatorily redeemable capital stock	34	28	74	82
Total interest expense	237,276	323,879	470,315	734,376

NET INTEREST INCOME	72,380	63,053	124,786	72,379
Provision for credit losses on mortgage loans held for portfolio	3,827	250	3,952	250
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	68,553	62,803	120,834	72,129

OTHER (LOSS) INCOME
Service fees	438	627	858	1,231
Net gain on trading securities	32,433	33,661	53,632	53,753
Net loss on sale of available-for-sale securities	—	(42,769)	—	(42,769)
Net loss on bonds held at fair value	(7,240)	(10,586)	(1,145)	(12,227)
Net gain on loans held for sale	—	1,342	—	1,342
Net (loss) gain on derivatives and hedging activities	(64,776)	103,851	(89,230)	96,416
Loss on extinguishment of debt	—	(36,378)	(4,027)	(52,358)
Other, net	1,532	1,485	4,792	2,345
Total other (loss) income	(37,613)	51,233	(35,120)	47,733

OTHER EXPENSE
Compensation and benefits	7,542	7,209	15,292	14,179
Operating	4,367	4,436	8,772	8,102
Federal Housing Finance Agency	637	551	1,357	1,143
Office of Finance	434	600	1,042	1,108
Total other expense	12,980	12,796	26,463	24,532

INCOME BEFORE ASSESSMENTS	17,960	101,240	59,251	95,330

AHP	1,470	7,791	4,845	7,791
REFCORP	3,298	17,508	10,881	17,508
Total assessments	4,768	25,299	15,726	25,299

NET INCOME	$13,192	$75,941	$43,525	$70,031

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

	Capital Stock Class B (putable)			Accumulated Other
	Shares	Par Value	Retained Earnings	Comprehensive Income	Total Capital

BALANCE DECEMBER 31, 2009	24,604	$2,460,419	$484,071	$(33,935)	$2,910,555
Proceeds from issuance of capital stock	2,282	228,174	—	—	228,174
Repurchase/redemption of capital stock	(3,781)	(378,074)	—	—	(378,074)
Net shares reclassified to mandatorily redeemable capital stock	(31)	(3,087)	—	—	(3,087)
Comprehensive income:
Net income	—	—	43,525	—	43,525
Other comprehensive income:
Net unrealized gain on available-for-sale securities	—	—	—	136,521	136,521
Pension and postretirement benefits	—	—	—	97	97
Total comprehensive income					180,143
Cash dividends on capital stock (2.00% annualized)	—	—	(26,459)	—	(26,459)
BALANCE JUNE 30, 2010	23,074	$2,307,432	$501,137	$102,683	$2,911,252

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

	Capital Stock Class B (putable)			Accumulated Other
	Shares	Par Value	Retained Earnings	Comprehensive Loss	Total Capital

BALANCE DECEMBER 31, 2008	27,809	$2,780,927	$381,973	$(145,533)	$3,017,367
Proceeds from issuance of capital stock	1,437	143,725	—	—	143,725
Repurchase/redemption of capital stock	*	(11)	—	—	(11)
Net shares reclassified to mandatorily redeemable capital stock	(12)	(1,235)	—	—	(1,235)
Comprehensive income:
Net income	—	—	70,031	—	70,031
Other comprehensive income:
Net unrealized gain on available-for-sale securities	—	—	—	96,502	96,502
Reclassification adjustment for losses included in net income relating to the sale of available-for-sale securities	—	—	—	26,347	26,347
Pension and postretirement benefits	—	—	—	87	87
Total comprehensive income					192,967
Cash dividends on capital stock (1.00% annualized)	—	—	(14,567)	—	(14,567)
BALANCE JUNE 30, 2009	29,234	$2,923,406	$437,437	$(22,597)	$3,338,246

* Amount is less than 1,000 shares.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$43,525	$70,031

Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization:
Net premiums, discounts, and basis adjustments on investments, advances, mortgage loans, and consolidated obligations	(1,801)	(20,737)
Concessions on consolidated obligations	2,993	2,879
Premises, software, and equipment	922	623
Other	(12)	134
Provision for credit losses on mortgage loans held for portfolio	3,952	250
Loss on extinguishment of debt	4,027	52,358
Net change in fair value on trading securities	(53,632)	(53,165)
Net loss on sale of available-for-sale securities	—	42,769
Net gain on loans held for sale	—	(1,342)
Net change in fair value on bonds held at fair value	1,145	12,227
Net change in fair value on derivatives and hedging activities	6,930	(90,061)
Net realized loss on disposal of premises, software, and equipment	556	6
Other adjustments	(1,896)	—
Net change in:
Accrued interest receivable	(5,974)	6,468
Accrued interest on derivatives	6,171	22,063
Other assets	(5,444)	(827)
Accrued interest payable	(4,750)	(81,283)
AHP Payable and discount on AHP advances	(1,312)	(17)
Payable to REFCORP	(6,723)	17,507
Other liabilities	9,157	(4,371)

Total adjustments	(45,691)	(94,519)

Net cash used in operating activities	(2,166)	(24,488)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(65,743)	196,863
Securities purchased under agreements to resell	(250,000)	—
Federal funds sold	1,053,500	(1,189,000)
Trading securities:
Proceeds from sales	2,810,147	501,000
Purchases	—	(3,666,880)
Available-for-sale securities:
Proceeds from sales and maturities	1,238,318	1,180,727
Purchases	(172,968)	(2,587,986)
Held-to-maturity securities:
Net increase in short-term	(300,000)	(10,067)
Proceeds from maturities	1,343,392	714,034
Purchases	(3,904,199)	(794,913)
Advances to members:
Principal collected	17,788,475	29,311,838
Originated	(14,330,235)	(25,044,567)
Mortgage loans held for portfolio:
Principal collected	574,100	1,449,578
Originated or purchased	(405,881)	(1,149,440)
Mortgage loans held for sale:
Principal collected	—	128,045
Proceeds from sales	—	2,123,595
Proceeds from sale of foreclosed assets	11,462	7,276
Additions to premises, software, and equipment	(1,259)	(1,388)
Proceeds from sale of premises, software, and equipment	2	179
Net cash provided by investing activities	5,389,111	1,168,894

FINANCING ACTIVITIES
Net change in:
Deposits	107,316	(206,570)
Net payments on derivative contracts with financing elements	(5,582)	(4,794)
Net proceeds from issuance of consolidated obligations:
Discount notes	202,001,654	443,126,755
Bonds	21,598,924	13,561,122
Payments for maturing, transferring and retiring consolidated obligations:
Discount notes	(207,929,151)	(443,187,291)
Bonds	(21,180,529)	(14,559,186)
Proceeds from issuance of capital stock	228,174	143,725
Payments for repurchase of mandatorily redeemable capital stock	(4,806)	(392)
Payments for repurchase/redemption of capital stock	(378,074)	(11)
Cash dividends paid	(26,459)	(14,567)
Net cash used in financing activities	(5,588,533)	(1,141,209)

Net (decrease) increase in cash and due from banks	(201,588)	3,197
Cash and due from banks at beginning of the period	298,841	44,368
Cash and due from banks at end of the period	$97,253	$47,565

Supplemental disclosures
Cash paid during the period for:
Interest	$931,307	$1,155,407
AHP	$6,425	$7,811
REFCORP	$17,604	$—
Unpaid principal balance transferred from mortgage loans held for portfolio to real estate owned	$12,418	$7,032
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

The Bank's current members own nearly all of the outstanding capital stock of the Bank. Former members own the remaining capital stock to support business transactions still carried on the Bank's Statements of Condition. All stockholders, including current members and former members, may receive dividends on their investment to the extent declared by the Bank's Board of Directors.

Note 1—Basis of Presentation

The accompanying unaudited financial statements of the Bank for the three and six months ended June 30, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information required by GAAP for full year information and should be read in conjunction with the audited financial statements for the year ended December 31, 2009, which are contained in the Bank's annual report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010 (2009 Form 10-K).

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

Descriptions of the Bank's significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” of the Bank's 2009 Form 10-K.

Reclassifications

During the fourth quarter of 2009, the Bank classified all proceeds from sale of foreclosed assets as investing activities in the Statements of Cash Flows. Prior period amounts were reclassified to be consistent with the presentation for the six months ended June 30, 2010.

Note 2—Recently Issued and Adopted Accounting Standards & Interpretations

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to enhance financial statement disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires all public and nonpublic entities with financing receivables, including loans, lease receivables and other long-term receivables, to provide disclosures that facilitate a financial statement user's evaluation of the following: (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in its allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or at the lower of cost or fair value, and debt securities are exempt from this amended guidance. For public entities, the required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the Bank). The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011 for the Bank). For nonpublic entities, the required disclosures will be effective for annual reporting periods ending on or after December 15, 2011. The Bank's adoption of this amended guidance will likely result in increased interim and annual financial statement disclosures, but will not impact the Bank's financial condition, results of operations, or cash flows.

Scope Exception Related to Embedded Credit Derivatives. On March 5, 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This amended guidance is effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010 for the Bank). The Bank's adoption of this amended guidance did not impact its financial condition, results of operations, or cash flows.

 Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements. On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Furthermore, the update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers' disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the Bank), except for the disclosures about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the Bank), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. The Bank adopted this amended guidance effective January 1, 2010, with the exception of disclosures about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. The Bank's adoption of this amended guidance resulted in increased interim and annual financial statement disclosures but did not impact the Bank's financial condition, results of operations, or cash flows.

Accounting for the Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance to improve financial reporting by enterprises involved with variable interest entities (VIEs) and to provide more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. The guidance also requires an entity to continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an entity's involvement with a VIE affects its financial statements and its exposure to risks.

The Bank's investments in VIEs may include, but are not limited to, senior interests in private-label mortgage-backed securities (MBS) and Mortgage Partnership Finance (MPF) shared funding securities (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago). The Bank does not have the power to significantly affect the economic performance of any of its investments in VIEs since it does not act as a key decision-maker and does not have the unilateral ability to replace a key decision-maker. Additionally, since the Bank holds a senior interest, rather than residual interest, in its investments in VIEs, it does not have either the obligation to absorb losses of, or the right to receive benefits from, any of its investments in VIEs that could potentially be significant to the VIEs. Furthermore, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank's maximum loss exposure for these investments is limited to the carrying value.

This guidance is effective as of January 1, 2010 for the Bank. The Bank evaluated its investments in VIEs and determined that consolidation accounting is not required under the new accounting guidance since the Bank is not the primary beneficiary as described above. Therefore, the Bank's adoption of this guidance did not impact its financial condition, results of operations, or cash flows.

Accounting for Transfers of Financial Assets. On June 12, 2009, the FASB issued guidance intended to improve the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Key provisions of the guidance include: (i) the removal of the concept of qualifying special purpose entities; (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred; and (iii) the requirement that in order to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and a transferor's continuing involvement in transferred financial assets. This guidance is effective as of January 1, 2010 for the Bank. The adoption of this guidance did not impact the Bank's financial condition, results of operations, or cash flows.

Note 3—Trading Securities

 Major Security Types. Trading securities were as follows (dollars in thousands):

	June 30, 2010	December 31, 2009
TLGP[1]	$1,216,533	$3,692,984
Taxable municipal bonds[2]	461,474	741,538
Total	$1,678,007	$4,434,522

[1]	Temporary Liquidity Guarantee Program (TLGP) securities represented corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.

[2]	Taxable municipal bonds represented investments in U.S. Government subsidized Build America Bonds that provide the bondholder with a higher yield than traditional tax-exempt municipal bonds.

The following table summarizes net gains on trading securities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Realized gain on sale of trading securities	$12,039	$152	$23,704	$588
Holding gain on trading securities	20,394	33,509	29,928	53,165
Net gain on trading securities	$32,433	$33,661	$53,632	$53,753

Note 4—Available-for-Sale Securities

 Major Security Types. Available-for-sale securities at June 30, 2010 were as follows (dollars in thousands):

			Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost	Hedging Adjustments	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
TLGP[1]	$563,688	$942	$2,541	$—	$567,171
Government-sponsored enterprise obligations[2]	571,172	11,090	29,176	—	611,438
Total non-mortgage-backed securities	1,134,860	12,032	31,717	—	1,178,609

Mortgage-backed securities
Government-sponsored enterprise[3]	5,571,231	—	77,404	5,133	5,643,502

Total	$6,706,091	$12,032	$109,121	$5,133	$6,822,111

Available-for-sale securities at December 31, 2009 were as follows (dollars in thousands):

			Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost	Hedging Adjustments	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
TLGP[1]	$563,688	$41	$2,028	$—	$565,757
Government-sponsored enterprise obligations[2]	491,136	(1,847)	5,793	1,798	493,284
Total non-mortgage-backed securities	1,054,824	(1,806)	7,821	1,798	1,059,041

Mortgage-backed securities
Government-sponsored enterprise[3]	6,716,928	—	10,514	49,070	6,678,372

Total	$7,771,752	$(1,806)	$18,335	$50,868	$7,737,413

[1]	TLGP securities represented corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.

[2]	Government-sponsored enterprise (GSE) obligations represented Export-Import Bank of the U.S., Tennessee Valley Authority (TVA), and Federal Farm Credit Bank (FFCB) bonds.

[3]	GSE MBS represented Fannie Mae and Freddie Mac securities.

The following table summarizes the available-for-sale securities with unrealized losses at June 30, 2010. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
Government-sponsored enterprise	$—	$—	$793,158	$5,133	$793,158	$5,133

The following table summarizes the available-for-sale securities with unrealized losses at December 31, 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Government-sponsored enterprise obligations	$143,278	$1,798	$—	$—	$143,278	$1,798

Mortgage-backed securities
Government-sponsored enterprise	2,784,687	14,134	2,932,739	34,936	5,717,426	49,070

Total	$2,927,965	$15,932	$2,932,739	$34,936	$5,860,704	$50,868

 Redemption Terms. The following table summarizes the amortized cost and fair value of available-for-sale securities categorized by contractual maturity (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2010		December 31, 2009
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due after one year through five years	$586,477	$591,425	$573,425	$575,703
Due after five years through ten years	441,982	476,097	456,150	458,139
Due after ten years	106,401	111,087	25,249	25,199
	1,134,860	1,178,609	1,054,824	1,059,041

Mortgage-backed securities	5,571,231	5,643,502	6,716,928	6,678,372

Total	$6,706,091	$6,822,111	$7,771,752	$7,737,413

 At June 30, 2010 and December 31, 2009, the amortized cost of the Bank's MBS classified as available-for-sale included net discounts of $0.8 million and $1.6 million.

Sales. During the three and six months ended June 30, 2010, the Bank sold an available-for-sale security at par of $91.0 million and therefore recognized no gain or loss on the sale. During the three and six months ended June 30, 2009, the Bank sold available-for-sale securities with a total par value of $800.0 million and recognized losses of $42.8 million in other (loss) income.

Note 5—Held-to-Maturity Securities

 Major Security Types. Held-to-maturity securities at June 30, 2010 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Negotiable certificates of deposit	$300,000	$—	$28	$299,972
Government-sponsored enterprise obligations[1]	312,262	31,876	—	344,138
State or local housing agency obligations[2]	115,695	4,884	—	120,579
TLGP[3]	1,250	39	—	1,289
Other[4]	6,755	13	—	6,768
Total non-mortgage-backed securities	735,962	36,812	28	772,746

Mortgage-backed securities
Government-sponsored enterprise[5]	7,497,904	196,875	3,408	7,691,371
U.S. government agency-guaranteed[6]	38,558	116	27	38,647
MPF shared funding	30,390	—	534	29,856
Other[7]	34,359	—	5,471	28,888
Total mortgage-backed securities	7,601,211	196,991	9,440	7,788,762

Total	$8,337,173	$233,803	$9,468	$8,561,508

Held-to-maturity securities at December 31, 2009 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Negotiable certificates of deposit	$450,000	$659	$—	$450,659
Government-sponsored enterprise obligations[1]	312,962	233	5,851	307,344
State or local housing agency obligations[2]	123,608	486	424	123,670
TLGP[3]	1,250	29	—	1,279
Other[4]	6,742	94	—	6,836
Total non-mortgage-backed securities	894,562	1,501	6,275	889,788

Mortgage-backed securities
Government-sponsored enterprise[5]	4,468,928	88,482	14,942	4,542,468
U.S. government agency-guaranteed[6]	42,620	36	142	42,514
MPF shared funding	33,202	247	405	33,044
Other[7]	35,352	—	7,191	28,161
Total mortgage-backed securities	4,580,102	88,765	22,680	4,646,187

Total	$5,474,664	$90,266	$28,955	$5,535,975

[1]	GSE obligations represented TVA and FFCB bonds.

[2]	State or local housing agency obligations represented HFA bonds that were purchased by the Bank from housing associates in the Bank's district.

[3]	TLGP securities represented corporate debentures issued by the Bank's members that are backed by the full faith and credit of the U.S. Government.

[4]	Other non-MBS investments represented investments in municipal bonds and Small Business Investment Company.

[5]	GSE MBS represented Fannie Mae and Freddie Mac securities.

[6]
U.S. government agency-guaranteed MBS represented Government National Mortgage Association securities and Small Business Administration (SBA) Pool Certificates. SBA Pool Certificates represent undivided interests in pools of the guaranteed portions of SBA loans. The SBA's guarantee of the Pool Certificates is backed by the full faith and credit of the U.S. Government.

[7]	Other MBS investments represented private-label MBS.

The following table summarizes the held-to-maturity securities with unrealized losses at June 30, 2010. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Negotiable certificates of deposit	$299,972	$28	$—	$—	$299,972	$28

Mortgage-backed securities
Government-sponsored enterprise	828	1	448,268	3,407	449,096	3,408
U.S. government agency-guaranteed	—	—	5,847	27	5,847	27
MPF shared funding	28,312	204	1,544	330	29,856	534
Other	—	—	28,888	5,471	28,888	5,471
Total mortgage-backed securities	29,140	205	484,547	9,235	513,687	9,440

Total	$329,112	$233	$484,547	$9,235	$813,659	$9,468

The following table summarizes the held-to-maturity securities with unrealized losses at December 31, 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Government-sponsored enterprise obligations	$280,715	$5,851	$—	$—	$280,715	$5,851
State or local housing agency obligations	33,171	424	—	—	33,171	424
Total non-mortgage-backed securities	313,886	6,275	—	—	313,886	6,275

Mortgage-backed securities
Government-sponsored enterprise	365,866	1,017	1,898,140	13,925	2,264,006	14,942
U.S. government agency-guaranteed	—	—	37,246	142	37,246	142
MPF shared funding	—	—	1,564	405	1,564	405
Other	—	—	28,161	7,191	28,161	7,191
Total mortgage-backed securities	365,866	1,017	1,965,111	21,663	2,330,977	22,680

Total	$679,752	$7,292	$1,965,111	$21,663	$2,644,863	$28,955

Redemption Terms. The following table summarizes the amortized cost and fair value of held-to-maturity securities by contractual maturity (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2010		December 31, 2009
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$302,990	$302,975	$452,989	$453,742
Due after one year through five years	1,250	1,289	1,250	1,279
Due after five years through ten years	2,030	2,043	2,600	2,614
Due after ten years	429,692	466,439	437,723	432,153
	735,962	772,746	894,562	889,788

Mortgage-backed securities	7,601,211	7,788,762	4,580,102	4,646,187

Total	$8,337,173	$8,561,508	$5,474,664	$5,535,975

At June 30, 2010 and December 31, 2009, the amortized cost of the Bank's MBS classified as held-to-maturity included net discounts of $10.7 million and $17.4 million.

Note 6—Other-Than-Temporary Impairment

The Bank evaluates its individual available-for-sale and held-to-maturity securities in an unrealized loss position for other-than-temporary impairment (OTTI) on at least a quarterly basis. As part of its OTTI evaluation, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank will recognize an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, the Bank performs an analysis to determine if any of these securities are other-than-temporarily impaired.

For its agency MBS and GSE obligations in an unrealized loss position, the Bank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. For its MPF shared funding securities in an unrealized loss position, the Bank determined that credit enhancements resulting from subordination were sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that, at June 30, 2010, all gross unrealized losses on its agency MBS, GSE obligations, and MPF shared funding securities are temporary. Furthermore, the declines in market value of these securities are not attributable to credit quality. The Bank does not intend to sell these securities, and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost bases. As a result, the Bank does not consider any of these securities to be other-than-temporarily impaired at June 30, 2010.

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

Utilizing this methodology, the Bank is responsible for making its own determination of impairment, which includes determining the reasonableness of assumptions, inputs, and methodologies used. At June 30, 2010, the Bank obtained cash flow analyses from its designated FHLBanks for all five of its private-label MBS. The cash flow analyses use two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank's housing price forecast as of June 30, 2010 assumed CBSA level current-to-trough home price declines ranging from 0 to 12 percent over the 3 to 9 month period beginning April 1, 2010. Thereafter, home prices are projected to remain flat in the first six months, and to increase 0.5 percent in the next six months, 3 percent in the second year, and 4 percent in each subsequent year.

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

At June 30, 2010, the Bank's private-label MBS cash flow analyses did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost bases. As a result, the Bank does not consider any of these securities to be other-than-temporarily impaired at June 30, 2010.

Note 7—Advances

 Redemption Terms. The following table summarizes the Bank's advances outstanding by year of maturity (dollars in thousands):

	June 30, 2010		December 31, 2009
Year of Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %

Overdrawn demand deposit accounts	$356	—	$90	—
Due in one year or less	7,452,344	2.31	7,810,541	2.56
Due after one year through two years	3,521,008	2.74	4,802,348	2.71
Due after two years through three years	6,038,445	1.86	6,080,490	1.71
Due after three years through four years	3,154,773	1.88	4,938,047	1.86
Due after four years through five years	1,536,121	2.60	990,975	3.34
Thereafter	9,871,143	3.45	10,409,938	3.45

Total par value	31,574,190	2.60	35,032,429	2.62

Discounts on AHP advances	(5)		(14)
Premiums	273		308
Discounts	(3)		(4)
Hedging adjustments
Cumulative fair value gain	840,492		590,243
Basis adjustments from terminated hedges	76,250		97,436

Total	$32,491,197		$35,720,398

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). At June 30, 2010 and December 31, 2009, the Bank had callable advances outstanding totaling $5.3 billion and $6.6 billion. Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At June 30, 2010 and December 31, 2009, the Bank had putable advances outstanding totaling $6.3 billion and $7.1 billion.

Interest Rate Payment Terms. The following table summarizes the Bank's advances by interest rate payment type (dollars in thousands):

	June 30, 2010	December 31, 2009
Par amount of advances
Fixed rate	$22,940,580	$24,601,644
Variable rate	8,633,610	10,430,785
Total	$31,574,190	$35,032,429

Prepayment Fees. During the three and six months ended June 30, 2010, the Bank recorded prepayment fees net of hedging fair value adjustments of $17.2 million and $18.9 million. These amounts include a $15.4 million prepayment fee made by one member during the three months ended June 30, 2010 as a result of two large advance prepayments. During the three and six months ended June 30, 2009, the Bank recorded prepayment fees net of hedging fair value adjustments of $1.7 million and $3.2 million.

Note 8—Mortgage Loans Held for Portfolio

The MPF program involves investment by the Bank in mortgage loans that are held for portfolio which are either funded by the Bank through, or purchased from, participating financial institutions (PFIs). MPF loans may also be participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank's PFIs originate, service, and credit enhance mortgage loans that are sold to the Bank. PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the PFI to a designated mortgage service provider.

Mortgage loans with a contractual maturity of 15 years or less are classified as medium-term, and all other mortgage loans are classified as long-term. The following table presents information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	June 30, 2010	December 31, 2009
Real Estate:
Fixed rate, medium-term single family mortgages	$1,779,283	$1,908,191
Fixed rate, long-term single family mortgages	5,745,962	5,804,567

Total unpaid principal balance	7,525,245	7,712,758

Premiums	52,027	53,007
Discounts	(47,421)	(52,165)
Basis adjustments from mortgage loan commitments	6,864	4,836
Allowance for credit losses	(5,600)	(1,887)

Total mortgage loans held for portfolio, net	$7,531,115	$7,716,549

The following table details the unpaid principal balance of the Bank's mortgage loans held for portfolio (dollars in thousands):

	June 30, 2010	December 31, 2009
Conventional loans	$7,151,401	$7,333,496
Government-insured loans	373,844	379,262
Total unpaid principal balance	$7,525,245	$7,712,758

The Bank's management of credit risk in the MPF program involves several layers of legal loss protection that are defined in agreements among the Bank and its participating PFIs. For the Bank's conventional MPF loans, the availability of loss protection may differ slightly among MPF products. The Bank's loss protection consists of the following loss layers, in order of priority:

•
Homeowner Equity.

•
Primary Mortgage Insurance (PMI). PMI is on all loans with homeowner equity of less than 20 percent of the original purchase price or appraised value.

•
First Loss Account. The first loss account specifies the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. If the Bank experiences losses in a master commitment, these losses will either be (i) recovered through the recapture of performance based credit enhancement fees from the PFI or (ii) absorbed by the Bank. The first loss account balance for all master commitments is a memorandum account and was $118.3 million and $116.4 million at June 30, 2010 and December 31, 2009.

•
Credit Enhancement Obligation of PFI. PFIs have a credit enhancement obligation to absorb losses in excess of the first loss account in order to limit the Bank's loss exposure to that of an investor in an MBS that is rated the equivalent of AA by a nationally recognized statistical rating organization. PFIs are required to either collateralize their credit enhancement obligation with the Bank or to purchase supplemental mortgage insurance (SMI) from a highly rated mortgage insurer. All of the Bank's SMI providers have had their external ratings for claims-paying ability or insurer financial strength downgraded below AA. Ratings downgrades imply an increased risk that these SMI providers will be unable to fulfill their obligations to reimburse the Bank for claims under insurance policies.

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

The allowance for credit losses on mortgage loans was as follows (dollars in thousands):

	June 30, 2010	December 31, 2009

Balance, beginning of year	$1,887	$500

Charge-offs	(239)	(88)
Provision for credit losses	3,952	1,475

Balance, end of period	$5,600	$1,887

The Bank estimates its allowance for credit losses based upon both quantitative and qualitative factors that may vary based upon the MPF product. Quantitative factors include, but are not limited to, a rolling twelve-month average of (i) loan delinquencies, (ii) loans migrating to real estate owned, and (iii) actual historical losses, as well as credit enhancement fees available to recapture expected losses assuming a declining portfolio balance adjusted for prepayments. Qualitative factors include, but are not limited to, management judgment and experience and changes in national and local economic trends.

During 2009, as a result of increased delinquency and loss severity rates and decreased estimated credit enhancement fees available to recapture losses, the Bank increased its provision by $1.5 million, resulting in an allowance for credit losses of $1.9 million at December 31, 2009. During the six months ended June 30, 2010, the Bank continued to experience an increase in delinquency and loss severity rates, which increased expected losses. For a portion of the expected losses, the Bank allocated available credit enhancement fees to recapture the losses. As a result, estimated credit enhancement fees available to recapture losses decreased to $5.3 million at June 30, 2010 from $6.9 million at December 31, 2009. For all other expected losses determined by the Bank's model that were not recoverable through the recapture of credit enhancement fees, plus management's expectation that loans migrating to real estate owned will increase beyond the current model estimate, the Bank recorded an additional provision of $4.0 million during the six months ended June 30, 2010. As a result, the Bank's allowance for credit losses was $5.6 million at June 30, 2010.

At June 30, 2010 and December 31, 2009, the Bank had $115.5 million and $102.0 million of nonaccrual loans. At June 30, 2010 and December 31, 2009, the Bank had $14.0 million and $12.2 million of real estate owned recorded as a component of “Other assets” in the Statements of Condition.

Note 9—Derivatives and Hedging Activities

Nature of Business Activity

The Bank enters into derivatives to manage the interest rate risk exposures inherent in otherwise unhedged assets and funding positions and to achieve its risk management objectives. The Bank's Enterprise Risk Management Policy prohibits trading in or the speculative use of these derivative instruments and limits credit risk arising from these instruments. Derivatives are an integral part of the Bank's financial management strategy.

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

Options. An option is an agreement between two entities that conveys the right, but not the obligation, to engage in a future transaction on some underlying security or other financial asset at an agreed upon price during a certain period of time or on a specific date. Premiums or swap fees paid to acquire options in a fair value hedge relationship are considered the fair value of the option at inception of the hedge and are reported in "Derivative assets" or "Derivative liabilities" in the Statements of Condition.

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

Interest Rate Caps and Floors. In an interest rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (cap) price. In an interest rate floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (floor) price. Interest rate caps and floors are designed as protection against changes in interest rates on variable rate assets or liabilities and mortgage loan prepayments.

Futures/Forwards Contracts. Certain mortgage purchase commitments entered into by the Bank are considered derivatives. The Bank hedges these commitments by selling "to-be-announced" (TBA) MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price.

Application of Derivatives

Derivative financial instruments are used by the Bank in two ways:

•
as a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); or
•
as a non-qualifying hedge of an asset, liability, or firm commitment (an economic hedge) for asset-liability management purposes.

Bank management uses derivatives when they are considered to be a cost-effective alternative to achieve the Bank's financial and risk management objectives. The Bank reevaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new strategies.

Types of Assets and Liabilities Hedged

The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to (i) assets and liabilities in the Statements of Condition, or (ii) firm commitments. The Bank also formally assesses (both at the hedge's inception and at least monthly) whether the derivatives it uses in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess hedge effectiveness prospectively and retrospectively.

Consolidated Obligations. While consolidated obligations are the joint and several obligations of the 12 FHLBanks, the Bank is the primary obligor for the consolidated obligations recorded on the Bank's Statements of Condition. The Bank may enter into derivatives to hedge the interest rate risk associated with its consolidated obligations. The Bank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation.

For instance, in a typical transaction, fixed rate consolidated obligations are issued and the Bank simultaneously enters into a matching interest rate swap in which the counterparty pays fixed cash flows to the Bank designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. The Bank in turn pays a variable cash flow on the interest rate swap that closely matches the interest payments it receives on short-term or variable interest rate advances (typically one- or three-month LIBOR). These transactions are treated as fair value hedges. The Bank may also issue variable interest rate consolidated obligations indexed to LIBOR, the prime rate, or the Federal funds rate, and simultaneously execute interest rate swaps to hedge the basis risk of the variable interest rate debt. Interest rate swaps used to hedge the basis risk of variable interest rate debt indexed to the prime rate or Federal funds rate do not qualify for hedge accounting. As a result, these types of hedges are treated as economic hedges.

Advances. The Bank offers a wide array of advance structures to meet members' funding needs. These advances may have maturities up to 30 years with variable or fixed interest rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or option characteristics of advances in order to more closely match the characteristics of its funding liabilities. In general, whenever a member executes a fixed interest rate advance or a variable interest rate advance with embedded options, the Bank will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the advance. For example, the Bank may hedge a fixed interest rate advance with an interest rate swap where the Bank pays a fixed interest rate coupon and receives a variable interest rate coupon. This type of hedge is treated as a fair value hedge.

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

The Bank may purchase interest rate caps and floors, swaptions, calls, and puts to minimize sensitivity to changes in interest rates due to mortgage loan prepayments. Although these derivatives are valid economic hedges, they are not specifically linked to individual loans and, therefore, do not receive fair value hedge accounting. The derivatives are marked-to-market through earnings with no offsetting hedged item marked-to-market.

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

Investments. The Bank's investments include, but are not limited to, certificates of deposit, taxable municipal bonds, TLGP debt, GSE obligations, MBS, and the taxable portion of state or local HFA obligations, which may be classified as held-to-maturity, available-for-sale, or trading securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may also manage the interest rate and prepayment risk by funding investment securities with either callable or noncallable consolidated obligations or by hedging the prepayment risk with interest rate caps or floors, interest rate swaps, or swaptions.

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

The Bank may also manage the risk arising from changing market prices of investment securities classified as trading by entering into derivatives (economic hedges) that offset the changes in fair value of the securities. The market value changes of both the trading securities and the associated derivatives are included in other (loss) income as “Net gain on trading securities” and “Net (loss) gain on derivatives and hedging activities.”

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative contracts. The degree of counterparty credit risk depends on the extent to which collateral agreements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analyses, collateral requirements and adherence to the requirements set forth in Bank policies and regulations.

The notional amount of derivatives reflects the volume of the Bank's hedges, but it does not measure the credit exposure of the Bank because there is no principal at risk. The Bank requires collateral agreements on all derivative contracts that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing derivative instruments that have a net positive market value, assuming the counterparty defaults and the related collateral, if any, is of no value to the Bank. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty.

At June 30, 2010, the Bank held cash collateral plus accrued interest of $36.2 million, of which $35.6 million reduced its total derivative credit risk exposure of $47.2 million to $11.6 million as reflected in "Derivative assets" in the Statements of Condition. At December 31, 2009, the Bank held cash collateral plus accrued interest for derivative credit risk of $2.8 million, which reduced its total derivative credit risk exposure of $13.8 million to $11.0 million.

The valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and the Bank's own credit standing. The Bank has collateral agreements with all its derivative counterparties that take into account both the Bank's and the counterparty's credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments for credit were deemed necessary to the recorded fair values of "Derivative assets" and "Derivative liabilities" in the Statements of Condition at June 30, 2010.

Some of the Bank's derivative contracts contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by a major credit rating agency, the Bank may be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at June 30, 2010 was $470.9 million, for which the Bank has posted cash collateral of $120.3 million in the normal course of business. If the Bank's credit rating had been lowered one notch (i.e., from its current rating of AAA to AA), the Bank would have been required to deliver up to an additional $259.7 million of collateral to its derivative counterparties at June 30, 2010. However, the Bank's credit rating did not change during the six months ended June 30, 2010.

Financial Statement Effect and Additional Financial Information

The following table summarizes the Bank's fair value of derivative instruments, without the effect of netting arrangements or collateral at June 30, 2010 (dollars in thousands). For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives designated as hedging instruments
Interest rate swaps	$33,912,866	$412,139	$895,059

Derivatives not designated as hedging instruments
Interest rate swaps	5,982,974	18,230	44,698
Interest rate caps or floors	7,990,000	86,000	—
Forward settlement agreements (TBAs)	138,000	10	1,641
Mortgage delivery commitments	137,730	1,334	14
Total derivatives not designated as hedging instruments	14,248,704	105,574	46,353

Total derivatives and related accrued interest before netting and collateral adjustments	$48,161,570	517,713	941,412

Netting adjustments[1]		(469,932)	(469,932)
Cash collateral and related accrued interest		(36,155)	(120,314)
Total netting adjustments and cash collateral		(506,087)	(590,246)

Derivative assets and liabilities		$11,626	$351,166

[1]	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions by counterparty.

The following table summarizes the Bank's fair value of derivative instruments, without the effect of netting arrangements or collateral at December 31, 2009 (dollars in thousands). For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives designated as hedging instruments
Interest rate swaps	$34,196,552	$284,759	$685,933

Derivatives not designated as hedging instruments
Interest rate swaps	9,407,539	41,976	14,783
Interest rate caps	3,240,000	51,312	—
Forward settlement agreements (TBAs)	27,500	322	1
Mortgage delivery commitments	26,712	2	283
Total derivatives not designated as hedging instruments	12,701,751	93,612	15,067

Total derivatives and related accrued interest before netting and collateral adjustments	$46,898,303	378,371	701,000

Netting adjustments[1]		(364,609)	(364,609)
Cash collateral and related accrued interest		(2,750)	(56,007)
Total netting adjustments and cash collateral		(367,359)	(420,616)

Derivative assets and liabilities		$11,012	$280,384

[1]	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions by counterparty.

The following table summarizes the components of “Net (loss) gain on derivatives and hedging activities” as presented in the Statements of Income for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Derivatives and hedged items in fair value hedging relationships
Interest rate swaps	$3,252	$74,003	$3,306	$86,468

Derivatives not designated as hedging instruments
Interest rate swaps	(42,681)	20,546	(51,436)	2,833
Interest rate caps or floors	(24,705)	8,719	(40,410)	9,126
Forward settlement agreements (TBAs)	(4,958)	3,198	(5,111)	2,758
Mortgage delivery commitments	4,316	(2,615)	4,421	(4,769)
	(68,028)	29,848	(92,536)	9,948

Net (loss) gain on derivatives and hedging activities	$(64,776)	$103,851	$(89,230)	$96,416

The following tables summarize, by type of hedged item, the (loss) gain on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30, 2010
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]

Advances	$(201,954)	$202,247	$293	$(101,430)
Investments	(10,472)	10,202	(270)	(1,657)
Bonds	149,164	(145,935)	3,229	88,460
Total	$(63,262)	$66,514	$3,252	$(14,627)

	Three Months Ended June 30, 2009
Hedged Item Type	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]

Advances	$297,855	$(296,253)	$1,602	$(85,191)
Investments	57,657	16,909	74,566	(2,376)
Bonds	(81,471)	79,306	(2,165)	52,077
Total	$274,041	$(200,038)	$74,003	$(35,490)

	Six Months Ended June 30, 2010
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]

Advances	$(249,204)	$250,337	$1,133	$(208,724)
Investments	(13,992)	13,838	(154)	(3,359)
Bonds	169,938	(167,611)	2,327	174,256
Total	$(93,258)	$96,564	$3,306	$(37,827)

	Six Months Ended June 30, 2009
Hedged Item Type	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]

Advances	$435,613	$(433,456)	$2,157	$(152,606)
Investments	57,657	16,909	74,566	(2,376)
Bonds	(165,730)	175,475	9,745	109,796
Total	$327,540	$(241,072)	$86,468	$(45,186)

[1]	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Note 10—Consolidated Obligations

Consolidated obligations are the joint and several obligations of the FHLBanks and consist of bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. Bonds are typically issued to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Discount notes are typically issued to raise short-term funds of one year or less. Discount notes sell at less than their face amount and are redeemed at par value when they mature. The par amounts of the outstanding consolidated obligations of the 12 FHLBanks were approximately $846.4 billion and $930.5 billion at June 30, 2010 and December 31, 2009.

The FHLBank Act authorizes the U.S. Treasury to directly purchase consolidated obligations issued by the FHLBanks up to an aggregate principal amount of $4.0 billion. At June 30, 2010, no such purchases had been made by the U.S. Treasury.

Bonds. The following table summarizes the Bank's bonds outstanding by year of maturity (dollars in thousands):

	June 30, 2010		December 31, 2009
Year of Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %

Due in one year or less	$20,287,750	1.44	$23,040,050	1.43
Due after one year through two years	7,932,050	2.13	9,089,100	2.45
Due after two years through three years	7,439,335	2.28	5,337,250	2.79
Due after three years through four years	3,075,210	2.98	2,522,835	3.73
Due after four years through five years	2,351,585	3.52	1,421,710	3.66
Thereafter	7,915,020	4.76	6,961,565	5.04
Index amortizing notes	1,744,946	5.12	1,950,088	5.12

Total par value	50,745,896	2.51	50,322,598	2.58

Premiums	51,851		49,514
Discounts	(38,078)		(34,785)
Hedging adjustments
Cumulative fair value loss	327,615		148,954
Basis adjustments from terminated and ineffective hedges	(24,049)		326
Fair value option adjustments
Cumulative fair value loss	5,539		4,394
Accrued interest payable	6,376		3,473

Total	$51,075,150		$50,494,474

The following table summarizes the Bank's total bonds outstanding (dollars in thousands):

	June 30, 2010	December 31, 2009
Par amount of bonds
Noncallable or nonputable	$35,762,896	$44,380,598
Callable	14,983,000	5,942,000
Total par value	$50,745,896	$50,322,598

 Interest Rate Payment Terms. The following table summarizes the Bank's bonds by interest rate payment type (dollars in thousands):

	June 30, 2010	December 31, 2009
Par amount of bonds
Fixed rate	$43,788,896	$41,360,598
Simple variable rate	5,200,000	7,540,000
Step-up	1,757,000	1,422,000
Total par value	$50,745,896	$50,322,598

Extinguishment of Debt. During the three months ended June 30, 2010, the Bank did not extinguish any debt. During the six months ended June 30, 2010, the Bank extinguished bonds with a total par value of $38.4 million and recognized losses of $4.0 million in other (loss) income. During the three and six months ended June 30, 2009, the Bank extinguished bonds with a total par value of $354.7 million and $586.5 million and recognized losses of $36.4 million and $52.4 million in other (loss) income.

Discount Notes. Discount notes are typically issued to raise short-term funds that have original maturities up to 365/366 days. These notes are issued at less than their face amount and redeemed at par value when they mature.

The Bank's discount notes were as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
Par value	$3,485,730	0.14	$9,418,870	0.13
Discounts	(590)		(1,688)
Total	$3,485,140		$9,417,182

Note 11—Capital

The Bank is subject to three regulatory capital requirements. First, the FHLBank Act requires that the Bank maintain at all times permanent capital greater than or equal to the sum of its credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock and retained earnings, can satisfy this risk based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total capital divided by total assets. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times divided by total assets. At June 30, 2010 and December 31, 2009, the Bank did not have any nonpermanent capital. For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock, including mandatorily redeemable capital stock, plus retained earnings.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to safe and sound business operations within the regulatory minimum ratios. At June 30, 2010, the Bank was in compliance with all regulatory capital requirements and management believes the Bank meets the “adequately capitalized” capital classification set forth by the Finance Agency.

The following table shows the Bank's compliance with the Finance Agency's three regulatory capital requirements (dollars in thousands):

	June 30, 2010		December 31, 2009
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk based capital	$617,042	$2,815,196	$826,709	$2,952,836
Total capital-to-asset ratio	4.00%	4.74%	4.00%	4.57%
Total regulatory capital	$2,377,694	$2,815,196	$2,586,267	$2,952,836
Leverage ratio	5.00%	7.10%	5.00%	6.85%
Leverage capital	$2,972,118	$4,222,794	$3,232,834	$4,429,254

The Bank issues a single class of capital stock (Class B capital stock). The Bank's Class B capital stock has a par value of $100 per share, and all shares are purchased, repurchased, redeemed, or transferred only at par value. The Bank has two subclasses of Class B capital stock: membership capital stock and activity-based capital stock.

Each member is required to maintain a certain minimum capital stock investment in the Bank. The minimum investment requirements are designed so that the Bank remains adequately capitalized as member activity changes. To ensure the Bank remains adequately capitalized within ranges established in the Capital Plan, these requirements may be adjusted upward or downward by the Bank's Board of Directors.

Capital stock owned by members in excess of their minimum investment requirements is known as excess capital stock. The Bank had excess capital stock (including excess mandatorily redeemable capital stock) of $51.6 million and $61.8 million at June 30, 2010 and December 31, 2009.

Under the Bank's Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. If a member's membership capital stock balance exceeds an operational threshold set forth in the Capital Plan, the Bank may repurchase the amount of excess capital stock necessary to make the member's membership capital stock balance equal to the operational threshold. Additionally, if a member's activity-based capital stock balance exceeds an operational threshold set forth in the Capital Plan, the Bank may repurchase the amount of excess capital stock necessary to make the member's activity-based capital stock balance equal to the operational threshold.

Mandatorily Redeemable Capital Stock. The following table summarizes the Bank's activity related to mandatorily redeemable capital stock (dollars in thousands):

	June 30, 2010	December 31, 2009

Balance, beginning of year	$8,346	$10,907

Mandatorily redeemable capital stock issued	—	7
Capital stock subject to mandatory redemption reclassified from capital stock	3,087	19,170
Redemption of mandatorily redeemable capital stock	(4,806)	(21,738)

Balance, end of period	$6,627	$8,346

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

Capital is allocated to the Member Finance and Mortgage Finance segments based on each segment's amount of capital stock, retained earnings, and accumulated other comprehensive income (loss).

The Bank reports performance of the segments based on adjusted net interest income after the provision for mortgage loan credit losses.

For adjusted net interest income, the Bank includes the following:

•
Interest income and interest expense associated with economic hedges recorded as a component of “Net (loss) gain on derivatives and hedging activities” in other (loss) income in the Statements of Income; and

•
Concession expense associated with fair value option bonds recorded in “Other expense” in the Statements of Income.

For adjusted net interest income, the Bank excludes the following:

•
Interest income and interest expense associated with basis adjustment amortization/accretion on called and extinguished debt recorded as a component of “Bond interest expense” in the Statements of Income.

The following table summarizes the Bank's financial performance by operating segment for the three months ended June 30, 2010 and 2009 (dollars in thousands):

	Member Finance	Mortgage Finance	Total
Three months ended June 30, 2010
Adjusted net interest income	$44,698	$28,349	$73,047
Provision for credit losses on mortgage loans	—	3,827	3,827
Adjusted net interest income after mortgage loan credit loss provision	$44,698	$24,522	$69,220

Average assets for the period	$41,727,374	$21,466,801	$63,194,175
Total assets at period end	$38,550,837	$20,891,522	$59,442,359

Three months ended June 30, 2009
Adjusted net interest income	$42,370	$24,247	$66,617
Provision for credit losses on mortgage loans	—	250	250
Adjusted net interest income after mortgage loan credit loss provision	$42,370	$23,997	$66,367

Average assets for the period	$53,187,385	$19,500,601	$72,687,986
Total assets at period end	$49,815,155	$17,216,923	$67,032,078

The following table summarizes the Bank's financial performance by operating segment for the six months ended June 30, 2010 and 2009 (dollars in thousands):

	Member Finance	Mortgage Finance	Total
Six months ended June 30, 2010
Adjusted net interest income	$81,420	$45,144	$126,564
Provision for credit losses on mortgage loans	—	3,952	3,952
Adjusted net interest income after mortgage loan credit loss provision	$81,420	$41,192	$122,612

Average assets for the period	$44,028,904	$20,606,226	$64,635,130
Total assets at period end	$38,550,837	$20,891,522	$59,442,359

Six months ended June 30, 2009
Adjusted net interest income	$46,751	$42,466	$89,217
Provision for credit losses on mortgage loans	—	250	250
Adjusted net interest income after mortgage loan credit loss provision	$46,751	$42,216	$88,967

Average assets for the period	$53,358,659	$19,903,696	$73,262,355
Total assets at period end	$49,815,155	$17,216,923	$67,032,078

The following table reconciles the Bank's financial performance by operating segment to total income before assessments (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Adjusted net interest income after mortgage loan credit loss provision	$69,220	$66,367	$122,612	$88,967
Net interest income on economic hedges	(1,477)	(1,013)	(3,698)	(4,641)
Concession expense on fair value option bonds	271	—	1,149	37
Interest income (expense) on basis adjustment accretion/amortization of called debt	539	(523)	909	(17,925)
Interest (expense) income on basis adjustment amortization/accretion of extinguished debt	—	(2,028)	(138)	5,691
Net interest income after mortgage loan credit loss provision	68,553	62,803	120,834	72,129

Other (loss) income	(37,613)	51,233	(35,120)	47,733
Other expense	12,980	12,796	26,463	24,532

Income before assessments	$17,960	$101,240	$59,251	$95,330

Note 13—Fair Value

Fair value amounts are determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods.

The following table summarizes the carrying values and fair values of the Bank's financial instruments (dollars in thousands). These fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FAIR VALUE SUMMARY TABLE

	June 30, 2010		December 31, 2009
Financial Instruments	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and due from banks	$97,253	$97,253	$298,841	$298,841
Interest-bearing deposits	12,013	11,904	10,570	10,346
Securities purchased under agreements to resell	250,000	250,000	—	—
Federal funds sold	2,079,500	2,079,500	3,133,000	3,133,000
Trading securities	1,678,007	1,678,007	4,434,522	4,434,522
Available-for-sale securities	6,822,111	6,822,111	7,737,413	7,737,413
Held-to-maturity securities	8,337,173	8,561,508	5,474,664	5,535,975
Advances	32,491,197	32,868,330	35,720,398	35,978,355
Mortgage loans held for portfolio, net	7,531,115	8,014,992	7,716,549	7,996,456
Accrued interest receivable	87,670	87,670	81,703	81,703
Derivative assets	11,626	11,626	11,012	11,012

Liabilities
Deposits	(1,299,106)	(1,299,085)	(1,225,191)	(1,224,975)
Consolidated obligations
Discount notes	(3,485,140)	(3,485,073)	(9,417,182)	(9,417,818)
Bonds[1]	(51,075,150)	(52,592,474)	(50,494,474)	(51,544,919)
Total consolidated obligations	(54,560,290)	(56,077,547)	(59,911,656)	(60,962,737)

Mandatorily redeemable capital stock	(6,627)	(6,627)	(8,346)	(8,346)
Accrued interest payable	(236,036)	(236,036)	(243,693)	(243,693)
Derivative liabilities	(351,166)	(351,166)	(280,384)	(280,384)

Other
Commitments to extend credit for mortgage loans	(2,196)	(2,240)	—	—
Standby letters of credit	(1,601)	(1,601)	(1,443)	(1,443)
Standby bond purchase agreements	—	4,646	—	6,477

[1]	Includes $4.2 billion and $6.0 billion at fair value under the fair value option at June 30, 2010 and December 31, 2009.

Fair Value Methodologies and Techniques and Significant Inputs

Cash and Due from Banks and Securities Purchased under Agreements to Resell. The fair value approximates the recorded book balance.

Interest-Bearing Deposits. For interest-bearing deposits with less than three months to maturity, the fair value approximates the recorded book balance. For interest-bearing deposits with more than three months to maturity, the fair value is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

Federal Funds Sold. For overnight and term Federal funds sold with less than three months to maturity, the fair value approximates the recorded book balance. For term Federal funds sold with more than three months to maturity, the fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for Federal funds with similar terms.

Investment Securities. The Bank's valuation technique incorporates prices from up to four designated third-party pricing vendors, when available. These pricing vendors use methods that generally employ market indicators, including but not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The Bank establishes a price for each of its investment securities using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including, but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. At June 30, 2010, substantially all of the Bank's investment securities were priced using this valuation technique. The relative proximity of the prices received supports the Bank's conclusion that the final computed prices are reasonable estimates of fair value. In limited instances, when no prices are available from the four designated pricing services, the Bank obtains prices from dealers.

Advances. The fair value of advances is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable. The Bank uses the following inputs for measuring the fair value of advances:

•
CO Curve. A market-observable curve constructed by the Office of Finance that represents the FHLBanks' cost of funds and is used to price advances.
•
Spread assumption. As of June 30, 2010, the spread adjustment to the CO Curve was 15 to 36 basis points.
•
Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

The discount rates used in these calculations are the replacement advance rates for advances with similar terms. In accordance with Bank policy and Finance Agency regulations, advances generally require a prepayment fee sufficient to make the Bank financially indifferent to a borrower's decision to prepay the advances. Therefore, the fair value of advances does not assume prepayment risk.

Mortgage Loans Held for Portfolio. The fair value of mortgage loans held for portfolio are determined based on quoted market prices of similar mortgage loans available in the market or modeled prices, if available. The modeled prices start with prices for new MBS issued by GSEs or similar new mortgage loans. Prices are then adjusted for differences in coupon, average loan rate, seasoning and cash flow remittance between the Bank’s mortgage loans and the MBS or mortgage loans. The prices of the referenced MBS and the mortgage loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in the prepayment rates often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.

Real Estate Owned. The fair value of real estate owned is estimated using a current property value from the MPF Servicer or a broker price opinion adjusted for estimated selling costs.

Accrued Interest Receivable and Payable. The fair value approximates the recorded book balance.

Derivative Assets and Liabilities. The fair value of derivatives is generally determined using discounted cash flow analyses and comparisons to similar instruments. The discounted cash flow model utilizes market observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest Related Derivatives

•
LIBOR Swap Curve.
•
Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

•
In limited instances, fair value estimates for interest-rate related derivatives (i.e. floors) are obtained from dealers and are corroborated by the Bank using a pricing model and observable market data.

Forward Settlement Agreements (TBAs)

•
TBA securities prices. Market-based prices of TBAs are determined by coupon class and expected term until settlement.

Mortgage Delivery Commitments

•
TBA securities prices. Prices are then adjusted for differences in coupon, average loan rate, and seasoning.

Deposits. For deposits with three months or less to maturity, the fair value approximates the recorded book balance. For deposits with more than three months to maturity, the fair value is determined by calculating the present value of the expected future cash flows and reducing this amount by accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations. The fair value of consolidated obligations is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest payable. The Bank uses the following inputs for measuring the fair value of consolidated obligations:

•
CO Curve.
•
Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

The discount rates used in these calculations are for consolidated obligations with similar terms. The CO Curve is constructed by the Office of Finance using the Treasury Curve as a base curve which is then adjusted by adding indicative spreads obtained largely from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, market color such as recent GSE trades, and secondary market activity.

Adjustments may be necessary to reflect the FHLBanks' credit quality when valuing consolidated obligations measured at fair value. Due to the joint and several liability of consolidated obligations, the Bank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments for credit risk are necessary in its fair value measurement of consolidated obligations.

Mandatorily Redeemable Capital Stock. The fair value of capital stock subject to mandatory redemption is generally reported at par value. Fair value also includes an estimated dividend earned at the time of reclassification from equity to a liability (if applicable), until such amount is paid. Capital stock can only be acquired by members at par value and redeemed at par value. Capital stock is not publicly traded and no market mechanism exists for the exchange of stock outside the cooperative structure.

Commitments to Extend Credit for Mortgage Loans. The fair value of commitments to extend credit for mortgage loans is determined by using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value also takes into account the difference between current and committed interest rates.

Standby Letters of Credit. The fair value of standby letters of credit is based on either (i) the fees currently charged for similar agreements or (ii) the estimated cost to terminate the agreement or otherwise settle the obligation with the counterparty.

Standby Bond Purchase Agreements. The fair value of standby bond purchase agreements is calculated using the present value of the expected future fees related to the agreements. The discount rates used in the calculations are based on municipal spreads over the Treasury Curve, which are comparable to discount rates used to value the underlying bonds. Upon purchase of any bonds under these agreements, the Bank estimates fair value using the "Investment Securities" fair value methodology.

Fair Value Hierarchy

The Bank records trading investments, available-for-sale investments, derivative assets, certain real estate owned, derivative liabilities, and certain bonds, for which the fair value option has been elected, at fair value in the Statements of Condition. The fair value hierarchy is used to prioritize the fair value methodologies and valuation techniques as well as the inputs to valuation techniques used to measure fair value for assets and liabilities carried at value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability.

Outlined below is the application of the fair value hierarchy to the Bank's assets and liabilities that are carried at fair value in the Statements of Condition on a recurring or nonrecurring basis.

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

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The types of assets and liabilities carried at Level 2 fair value include the Bank's investment securities, such as taxable municipal bonds, TLGP debt, GSE obligations, and MBS, as well as certain derivative contracts and bonds the Bank elected to record at fair value under the fair value option.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity's own assumptions. The Bank carries certain real estate owned at Level 3 fair value.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. On a quarterly basis, the Bank reviews the fair value hierarchy classifications. Changes in the observability of the valuation attributes may result in a reclassification to the hierarchy level for certain assets or liabilities. At June 30, 2010, the Bank had made no reclassifications to its fair value hierarchy.

Fair Value on a Recurring Basis

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at June 30, 2010 (dollars in thousands):

	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
TLGP	$—	$1,216,533	$—	$—	$1,216,533
Taxable municipal bonds	—	461,474	—	—	461,474
Available-for-sale securities
TLGP	—	567,171	—	—	567,171
Government-sponsored enterprise obligations	—	611,438	—	—	611,438
Government-sponsored enterprise MBS	—	5,643,502	—	—	5,643,502
Derivative assets
Interest rate related	—	516,369	—	(506,087)	10,282
Forward settlement agreements (TBAs)	10	—	—	—	10
Mortgage delivery commitments	—	1,334	—	—	1,334

Total assets at fair value	$10	$9,017,821	$—	$(506,087)	$8,511,744

Liabilities
Bonds[2]	$—	$(4,181,915)	$—	$—	$(4,181,915)
Derivative liabilities
Interest rate related	—	(939,757)	—	590,246	(349,511)
Forward settlement agreements (TBAs)	(1,641)	—	—	—	(1,641)
Mortgage delivery commitments	—	(14)	—	—	(14)

Total liabilities at fair value	$(1,641)	$(5,121,686)	$—	$590,246	$(4,533,081)

[1]
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparties.

[2]	Represents bonds recorded under the fair value option.

The following table summarizes, for each hierarchy level, the Banks' assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2009 (dollars in thousands):

	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
TLGP	$—	$3,692,984	$—	$—	$3,692,984
Taxable municipal bonds	—	741,538	—	—	741,538
Available-for-sale securities
TLGP	—	565,757	—	—	565,757
Government-sponsored enterprise	—	7,171,656	—	—	7,171,656
Derivative assets	322	378,049	—	(367,359)	11,012

Total assets at fair value	$322	$12,549,984	$—	$(367,359)	$12,182,947

Liabilities
Bonds[2]	$—	$(5,997,867)	$—	$—	$(5,997,867)
Derivative liabilities	(1)	(700,999)	—	420,616	(280,384)

Total liabilities at fair value	$(1)	$(6,698,866)	$—	$420,616	$(6,278,251)

[1]
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparties.

[2]	Represents bonds recorded under the fair value option

Fair Value on a Nonrecurring Basis

The Bank measures certain real estate owned at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (i.e. when the property value decreases below the carrying value). Fair value adjustments on real estate owned are recorded as either a component of "Other, net” in the Statements of Income or as a component of “Other assets” in the Statements of Condition if there are available credit enhancement fees to recapture the expected losses.

The following table presents the fair value measurement recorded on certain real estate owned, by level within the fair value hierarchy, during the six months ended June 30, 2010 (dollars in thousands):

	Level 1	Level 2	Level 3
Real estate owned	$—	$—	$493

Fair Value Option

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

During the three and six months ended June 30, 2010 and 2009, the Bank elected to record certain bonds that did not qualify for hedge accounting at fair value under the fair value option. In order to achieve some offset to the mark-to-market on the fair value option bonds, the Bank executed economic derivatives.

The following table summarizes the activity related to bonds in which the fair value option has been elected (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Balance, beginning of period	$(5,929,946)	$(1,897,889)	$(5,997,867)	$—

New bonds elected for fair value option	(1,050,000)	(2,395,000)	(3,300,000)	(4,290,000)
Maturities and terminations	2,805,000	—	5,120,000	—
Net loss on bonds held at fair value	(7,240)	(10,586)	(1,145)	(12,227)
Change in accrued interest	271	(2,049)	(2,903)	(3,297)

Balance, end of period	$(4,181,915)	$(4,305,524)	$(4,181,915)	$(4,305,524)

For bonds recorded under the fair value option, the related contractual interest expense is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net loss on bonds held at fair value” in the Statements of Income. The changes in fair value shown in the previous table do not include changes for nonperformance credit risk. The Bank determined no credit risk adjustments to the bonds recorded under the fair value option were necessary. Concessions paid on bonds under the fair value option are expensed as incurred and recorded in “Other expense” in the Statements of Income.

The following table summarizes the difference between the fair value and the remaining contractual principal balance outstanding of bonds for which the fair value option has been elected (dollars in thousands):

	June 30, 2010	December 31, 2009

Principal balance	$4,170,000	$5,990,000
Fair value	4,181,915	5,997,867
Fair value over principal balance	$11,915	$7,867

Note 14—Commitments and Contingencies

The 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amounts of the outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $792.2 billion and $870.8 billion at June 30, 2010 and December 31, 2009.

Standby letters of credit are executed with members for a fee. A standby letter of credit is typically a short-term financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $3.6 billion and $3.5 billion at June 30, 2010 and December 31, 2009, and had original terms between 5 days and 13 years with a final expiration in 2020. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $1.6 million and $1.4 million at June 30, 2010 and December 31, 2009. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. The estimated fair value of standby letters of credit at June 30, 2010 and December 31, 2009 is reported in “Note 13 — Fair Value.”

Commitments that unconditionally obligate the Bank to fund or purchase mortgage loans from members in the MPF program totaled $139.9 million and $26.7 million at June 30, 2010 and December 31, 2009. Commitments are generally for periods not to exceed 45 business days. Commitments that obligate the Bank to purchase closed mortgage loans from its members are considered derivatives, and their estimated fair value at June 30, 2010 and December 31, 2009 is reported in “Note 9 — Derivatives and Hedging Activities” as mortgage delivery commitments. Commitments that obligate the Bank to table fund mortgage loans are not considered derivatives, and their estimated fair value at June 30, 2010 and December 31, 2009 is reported in “Note 13 — Fair Value” as commitments to extend credit for mortgage loans.

As discussed in “Note 8 - Mortgage Loans Held for Portfolio”, the first loss account specifies the Bank's potential loss exposure under each master commitment after homeowner equity and PMI but prior to the PFI's credit enhancement obligation. The first loss account balance for all master commitments is a memorandum account and was $118.3 million and $116.4 million at June 30, 2010 and December 31, 2009.

In conjunction with its sale of certain mortgage loans to Fannie Mae through the FHLBank of Chicago in 2009, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $2.1 million by December 31, 2010, $1.2 million by December 31, 2012, $0.8 million by December 31, 2015, and $0.3 million by December 31, 2020. At June 30, 2010, the FHLBank of Chicago had not informed the Bank of any losses that would not otherwise be recovered through credit enhancement fees.

At June 30, 2010 and December 31, 2009, the Bank had 24 standby bond purchase agreements with housing associates within its district whereby the Bank would be required to purchase bonds under circumstances defined in each agreement. The Bank would hold investments in the bonds until the designated remarketing agent could find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the standby bond purchase agreement. At June 30, 2010 and December 31, 2009, the 24 outstanding standby bond purchase agreements totaled $697.7 million and $711.1 million and expire seven years after execution, with a final expiration in 2016. The Bank received fees for the guarantees that amounted to $0.5 million and $0.2 million for the three months ended June 30, 2010 and 2009 and $0.9 million and $0.4 million for the six months ended June 30, 2010 and 2009. At June 30, 2010, the Bank had not been required to purchase any bonds under the executed standby bond purchase agreements. The estimated fair value of standby bond purchase agreements at June 30, 2010 and December 31, 2009 is reported in “Note 13 — Fair Value.”

On September 25, 2009, the Bank entered into an agreement with the Iowa Finance Authority to purchase up to $100.0 million of taxable single family mortgage revenue bonds. The agreement expires on September 24, 2010. As of June 30, 2010, the Bank had not purchased any mortgage revenue bonds under this agreement.

On June 1, 2010, the Bank entered into an agreement with the Missouri Housing Development Commission to purchase up to $75.0 million of taxable single family mortgage revenue bonds. The agreement expires on January 20, 2011. As of June 30, 2010, the Bank had not purchased any mortgage revenue bonds under this agreement.

The par value of advances that had traded but not yet settled at June 30, 2010 was $15.0 million. The par value of bonds that had traded but not yet settled at June 30, 2010 was $1.4 billion. The Bank generally executes derivatives with large banks and major broker-dealers and enters into bilateral collateral agreements. At June 30, 2010 and December 31, 2009, the Bank had $120.3 million and $56.0 million of cash pledged as collateral to broker-dealers.

The Bank is not currently aware of any material pending legal proceedings other than ordinary routine litigation incidental to the business, to which the Bank is a party or of which any of its property is the subject.

Note 15—Activities with Stockholders and Housing Associates

Under the Bank's Capital Plan, voting rights conferred upon the Bank's members are for the election of member directors and independent directors. Member directorships are allocated to the five states in the Bank's district and a member is entitled to nominate and vote for candidates for the state in which the member's principal place of business is located. A member is entitled to cast, for each applicable member directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank's capital stock that were required to be held by all members in that state as of the record date for voting. The independent directors are nominated by the Bank's Board of Directors after consultation with the FHLBank's Affordable Housing Advisory Council, and then voted upon by all members within the Bank's five-state district. Non-member stockholders are not entitled to cast votes for the election of directors. At June 30, 2010 and December 31, 2009, no member owned more than 10 percent of the voting interests of the Bank due to statutory limits on members' voting rights as mentioned above.

Transactions with Stockholders. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank and may receive dividends on their investment. Former members own the remaining capital stock to support business transactions still carried in the Bank's Statements of Condition. All advances are issued to members and eligible housing associates and all mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts for members primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases. The Bank may not invest in any equity securities issued by its stockholders. The Bank extends credit to members in the ordinary course of business on substantially the same terms, including interest rates and collateral that must be pledged to us, as those prevailing at the time for comparable transactions with other members unless otherwise discussed. These extensions of credit do not involve more than the normal risk of collectibility and do not present other unfavorable features.

The following table summarizes transactions with members and their affiliates, former members and their affiliates, and eligible housing associates (dollars in thousands):

	June 30, 2010	December 31, 2009
Assets
Cash	$63,894	$1,470
Interest-bearing deposits[1]	11,879	10,406
Federal funds sold	150,000	340,000
Trading securities[2]	130,826	130,819
Held-to-maturity securities[2]	416,945	124,858
Advances	32,491,197	35,720,398
Accrued interest receivable	7,060	6,675
Derivative assets	4,866	6,216
Other assets	329	389

Total	$33,276,996	$36,341,231

Liabilities
Deposits	$1,244,578	$1,147,469
Mandatorily redeemable capital stock	6,627	8,346
Accrued interest payable	170	118
Derivative liabilities	27,444	27,631
Other liabilities	1,980	1,894

Total	$1,280,799	$1,185,458

Capital
Capital stock — Class B putable	$2,307,432	$2,460,419

Notional amount of derivatives	$7,487,183	$5,255,246
Notional amount of standby letters of credit	$3,559,603	$3,502,477
Notional amount of standby bond purchase agreements	$697,707	$711,135

[1]	Interest-bearing deposits consist of non-negotiable certificates of deposit purchased by the Bank from its members.

[2]
Trading securities and held-to-maturity securities consist of negotiable certificates of deposit, state or local housing agency obligations, and TLGP debt purchased by the Bank from its members or eligible housing associates.

Transactions with Directors' Financial Institutions. In the normal course of business, the Bank extends credit to its members whose directors and officers serve as Bank directors (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. At June 30, 2010 and December 31, 2009, advances outstanding to Directors' Financial Institutions aggregated $648.6 million and $684.4 million, representing 2.1 and 2.0 percent of the Bank's total outstanding advances. During the three months ended June 30, 2010 and 2009, mortgage loans originated by the Directors' Financial Institutions aggregated $4.5 million and $15.3 million. During the six months ended June 30, 2010 and 2009, mortgage loans originated by the Directors' Financial Institutions aggregated $5.9 million and $25.0 million. At June 30, 2010 and December 31, 2009, capital stock outstanding to the Directors' Financial Institutions aggregated $43.0 million and $44.4 million, representing 1.9 and 1.8 percent of the Bank's total outstanding capital stock. The Bank did not have any investment or derivative transactions with Directors' Financial Institutions during the three and six months ended June 30, 2010 and 2009.

Business Concentrations. The Bank has business concentrations with stockholders whose capital stock outstanding is in excess of 10 percent of the Bank's total capital stock outstanding.

Capital Stock — The following tables summarize members and their affiliates holding 10 percent or more of outstanding capital stock (including stock classified as mandatorily redeemable) (shares in thousands):

			Shares at	Percent of
Name	City	State	June 30, 2010	Total Capital Stock

Transamerica Life Insurance Company[1]	Cedar Rapids	IA	2,525	10.9%
Superior Guaranty Insurance Company[2]	Minneapolis	MN	2,023	8.7
Wells Fargo Bank, N.A.[2]	Sioux Falls	SD	322	1.4
Monumental Life Insurance Company[1]	Cedar Rapids	IA	278	1.2
			5,148	22.2%

			Shares at	Percent of
Name	City	State	December 31, 2009	Total Capital Stock

Superior Guaranty Insurance Company[2]	Minneapolis	MN	2,693	10.9%
Transamerica Life Insurance Company[1]	Cedar Rapids	IA	2,525	10.2
Wells Fargo Bank, N.A.[2]	Sioux Falls	SD	412	1.7
Monumental Life Insurance Company[1]	Cedar Rapids	IA	278	1.1
			5,908	23.9%

[1]	Monumental Life Insurance Company is an affiliate of Transamerica Life Insurance Company.

[2]	Superior Guaranty Insurance Company (Superior) is an affiliate of Wells Fargo Bank, N.A (Wells Fargo).

Advances — The following table summarizes advances outstanding with stockholders and their affiliates whose capital stock outstanding is in excess of 10 percent of the Bank's total capital stock outstanding (dollars in thousands):

Stockholder	June 30, 2010	December 31, 2009

Transamerica Life Insurance Company	$5,450,000	$5,450,000
Superior Guaranty Insurance Company	500,000	1,625,000
Wells Fargo Bank, N.A.	500,000	700,000
Monumental Life Insurance Company	400,000	400,000
	$6,850,000	$8,175,000

During the six months ended June 30, 2010, the Bank originated $500.0 million of advances to stockholders or their affiliates whose capital stock outstanding was in excess of 10 percent of the Bank's total capital stock outstanding at June 30, 2010. Interest income earned on advances with stockholders and their affiliates whose capital stock outstanding was in excess of 10 percent of the Bank's total capital stock outstanding at June 30, 2010 amounted to $10.6 million and $20.8 million during the three and six months ended June 30, 2010. During the three months ended June 30, 2010, Wells Fargo prepaid $200.0 million of advances and, as a result, the Bank recorded prepayment fee income of $15.4 million.

Mortgage Loans — At June 30, 2010 and December 31, 2009, 54 and 57 percent of the Bank's mortgage loans outstanding were purchased from Superior.

Other — The Bank has a 20 year lease with an affiliate of Wells Fargo for space in a building for the Bank's headquarters that commenced on January 2, 2007. Rental expense for the three months ended June 30, 2010 and 2009 amounted to $0.3 million. Rental expense for the six months ended June 30, 2010 and 2009 amounted to $0.5 million. Future minimum rentals to the Wells Fargo affiliate are as follows (dollars in thousands):

Year	Amount
Due in one year or less	$869
Due after one year through two years	869
Due after two years through three years	869
Due after three years through four years	869
Due after four years through five years	869
Thereafter	10,864

Total	$15,209

Note 16—Activities with Other FHLBanks

The Bank may invest in other FHLBank consolidated obligations, for which the other FHLBanks are the primary obligor, for liquidity purposes. If made, these investments in other FHLBank consolidated obligations would be purchased in the secondary market from third parties and would be accounted for as available-for-sale securities. The Bank did not have any investments in other FHLBank consolidated obligations at June 30, 2010 and December 31, 2009.

The Bank purchased MPF shared funding certificates from the FHLBank of Chicago. See "Note 5 — Held to Maturity Securities" for balances at June 30, 2010 and December 31, 2009.

The Bank recorded service fee expense as an offset to other (loss) income due to its relationship with the FHLBank of Chicago in the MPF program. The Bank recorded $0.4 million in service fee expense to the FHLBank of Chicago for the three months ended
 June 30, 2010 and 2009. The Bank recorded $0.8 million and $0.7 million in service fee expense to the FHLBank of Chicago for the six months ended June 30, 2010 and 2009.

The following table summarizes loan activity from other FHLBanks during the six months ended June 30, 2010 and 2009 (dollars in thousands):

Other FHLBank	Beginning Balance	Borrowings	Principal Payment	Ending Balance

June 30, 2010
Chicago	$—	$500,000	$(500,000)	$—
Cincinnati	—	25,000	(25,000)	—
	$—	$525,000	$(525,000)	$—

June 30, 2009
San Francisco	$—	$6,104,000	$(6,104,000)	$—

The following table summarizes loan activity to other FHLBanks during the six months ended June 30, 2010 (dollars in thousands). The Bank did not make any loans to other FHLBanks during the six months ended June 30, 2009.

Other FHLBank	Beginning Balance	Advances	Principal Payment Received	Ending Balance

June 30, 2010
Chicago	$—	$5,000	$(5,000)	$—

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our MD&A and annual report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (SEC) on March 18, 2010 (2009 Form 10-K). Our MD&A is designed to provide information that will help the reader develop a better understanding of our financial statements, key financial statement changes from quarter to quarter, and the primary factors driving those changes. Our MD&A is organized as follows:

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
•
Risks related to the other 11 FHLBanks that could trigger our joint and several liability for debt issued by the other 11 FHLBanks; and
•
Member failures.

There can be no assurance that unanticipated risks will not materially and adversely affect our results of operations. For additional information regarding these and other risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements, see “Item 1A. Risk Factors” in our 2009 Form 10-K. You are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made as of the date of this report. We undertake no obligation to update or revise any forward-looking statement.

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

We recorded net income of $13.2 million and $43.5 million during the three and six months ended June 30, 2010 compared to net income of $75.9 million and $70.0 million for the same periods in 2009. While net income decreased, primarily due to mark-to-market results on derivative and hedging activities reported in other income, our net interest income and net interest spread showed improvement over the previous period and quarter.

Net interest income was $68.5 million and $120.8 million during the three and six months ended June 30, 2010 compared to $62.8 million and $72.1 million during the same periods in 2009. Net interest spread increased to 37 and 30 basis points (1 basis point is equal to 0.01 percent) during the three and six months ended June 30, 2010 compared with 24 and 7 basis points during the same periods in 2009. The increase in net interest income and spread was primarily due to an increase in agency mortgage-backed securities (MBS), an improvement in our funding costs, and an increase in advance prepayment fee income. For additional discussion on items impacting net interest income, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Net Interest Income.”

We utilize derivative instruments to hedge certain assets and liabilities in order to manage our interest rate exposure and prepayment risk. Hedge accounting rules affect the timing and recognition of income or expense from derivatives and their related hedged assets or liabilities as the derivative instruments are always marked-to-market each month, while only qualifying hedged assets and liabilities are marked-to-market each month unless the assets or liabilities are normally marked-to-market through earnings (i.e. trading securities and fair value option bonds). Because of this monthly mark-to-market difference, our net income, reflected through other income, may be subject to volatility from quarter to quarter. During the three and six months ended June 30, 2010, we recorded losses on derivatives and hedging activities of $64.7 million and $89.2 million compared to gains of $103.8 million and $96.4 million during the same periods in 2009. The losses in 2010 were primarily attributable to our economic derivatives, including interest rate caps, floors, and swaps. We recorded losses on our economic derivatives of $67.9 million and $92.5 million during the three and six months ended June 30, 2010 compared to gains of $29.8 million and $9.9 million for the same periods in 2009.

We held interest rate caps and floors on our balance sheet during the three and six months ended June 30, 2010 in order to hedge against changes in interest rates on our variable rate MBS and mortgage loan prepayments. As a result of decreased interest rates, we recorded mark-to-market losses of $24.7 million and $40.4 million on these interest rate caps and floors during the three and six months ended June 30, 2010 compared to gains of $8.7 million and $9.1 million during the same periods in 2009. We also held interest rate swaps on our balance sheet to hedge against adverse changes in the fair value of a portion of our trading securities (i.e. TLGP debt and taxable municipal bonds). During the three and six months ended June 30, 2010, swap rates decreased and we recorded $49.1 million and $72.5 million in losses on these interest rate swaps. Generally, these losses are offset by the holding gains on our trading securities. During the three and six months ended June 30, 2010, increased concerns regarding a prolonged recovery or potential weakening of the economy combined with negative headline risk created an environment where spreads on our taxable municipal bonds widened, resulting in decreased holding gains on our trading securities and therefore less offset to the mark-to-market on the interest rate swaps. Holding gains on our trading securities amounted to $25.6 million and $49.7 million during the three and six months ending June 30, 2010. As a result, we recorded net losses of $23.5 million and $22.8 million on this strategy.

Comparatively, net income was positively impacted during the three and six months ended June 30, 2009 by the sale of U.S. Treasury obligations and the termination of the associated interest rate swaps that generated a net gain on derivative and hedging activities of $33.0 million during the second quarter of 2009. A portion of this net gain was reflected in "Net (loss) gain on derivatives and hedging activities" with the remainder recorded in "Net loss on the sale of available-for-sale securities" in other (loss) income.

For additional discussion on items impacting other (loss) income, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Other (Loss) Income.”

Our total assets decreased $5.2 billion at June 30, 2010 when compared to December 31, 2009 due primarily to a decline in advances and investments. Advances declined due to the high level of liquidity available in the market and the low loan demand experienced by our members. Investments declined primarily due to us selling certain Temporary Liquidity Guarantee Program (TLGP) and taxable municipal bond investments during the six months ended June 30, 2010 in an effort to (i) lock in a portion of the holding gains associated with these assets, (ii) reduce our exposure to income statement volatility and (iii) re-invest some of the proceeds in higher-yielding assets.

Conditions in the Financial Markets

THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

Interest Rates

The following table shows information on key average market interest rates for the three and six months ended June 30, 2010 and 2009 and key market interest rates at December 31, 2009:

	Second Quarter 2010 3-Month Average	Second Quarter 2009 3-Month Average	Second Quarter 2010 6-Month Average	Second Quarter 2009 6-Month Average	December 31, 2009 Ending Rate

Federal funds target[1]	0.19%	0.18%	0.16%	0.18%	0.05%
Three-month LIBOR[1]	0.43	0.84	0.35	1.04	0.25
2-year U.S. Treasury[1]	0.86	1.00	0.88	0.95	1.14
10-year U.S. Treasury[1]	3.47	3.30	3.59	3.00	3.84
30-year residential mortgage note[1]	4.92	5.00	4.96	5.04	5.14

[1]	Source is Bloomberg.

The European debt crisis was a driving factor for interest rates throughout the second quarter of 2010 as issues were originally raised regarding Greece's ability to support their sovereign debt. These concerns quickly spread to other European countries and eventually to the European banking system. As a result of increased credit concerns, three-month LIBOR increased during the second quarter. Those credit concerns also increased demand for U.S. Treasuries, as investors attempted to reduce their exposure to credit risky assets, and therefore resulted in a decrease in U.S. Treasury yields. Similarly, mortgage rates fell during the second quarter as investors looked for high-quality, liquid, high-yielding assets.

During the second quarter of 2010, the U.S. continued to work its way out of the recent recession posting its fourth straight quarter of positive Gross Domestic Product (GDP) growth. U.S. financial institutions continue to de-lever and add liquidity to their balance sheets. This de-leveraging combined with the credit concerns in Europe led to tighter spreads on short-term money market investments compared to historical levels.

The Federal Open Market Committee maintained the targeted range for the Federal funds rate at 0.00 to 0.25 percent at its April and June 2010 meetings. Minutes from these meetings mirrored those from the first quarter of 2010 indicating that the Federal Reserve “continues to anticipate that economic conditions, including low rates, resource utilization, subdued inflation trends, and stable inflation expectations, are likely to warrant exceptionally low Federal funds rates for an extended period.”

All but one of the Federal Reserve's purchase programs for agency MBS and agency securities expired on March 31, 2010. The only remaining Federal Reserve program, the Term Asset-Backed Securities Loan Facility, expired on June 30, 2010. In an effort to mitigate the effects of the European debt crisis, in May of 2010 the Federal Reserve reopened its currency swap lines with the European Central Bank.

Funding Spreads

	Second Quarter 2010 3-Month Average	Second Quarter 2009 3-Month Average	Second Quarter 2010 6-Month Average	Second Quarter 2009 6-Month Average	December 31, 2009 Ending Spread
FHLB spreads to LIBOR
(basis points)[1]
3-month	(22.5)	(61.7)	(16.0)	(75.6)	(12.1)
2-year	(8.1)	3.0	(7.7)	16.4	(10.2)
5-year	9.1	29.1	7.7	45.3	(1.7)
10-year	44.1	87.8	42.7	108.0	41.9

[1]	Source is Office of Finance.

As a result of our credit quality and standing in the capital markets, we generally have ready access to funding at relatively competitive interest rates. Due to credit concerns stemming from the European debt crisis, we experienced increased demand for our debt during the second quarter of 2010, resulting in an overall improvement in our funding costs. During the first half of 2009, our discount note funding costs were more favorable than our longer-term funding costs on a LIBOR swapped basis due to illiquidity in the marketplace and investors' desire to invest short-term. As a result, we primarily issued discount notes to fund both our short- and long-term assets while using interest rate swaps to manage our interest rate risk in the first half of 2009. As market conditions improved throughout 2009 and into 2010, our longer-term funding costs became more attractive and, as a result, we began extending the duration of our liabilities through the issuance of bonds in order to better match the maturities of our assets and liabilities.

Selected Financial Data

The following selected financial data should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our 2009 Form 10-K. The Statements of Condition data at June 30, 2010 and Statements of Income data for the three months ended June 30, 2010 were derived from the unaudited financial statements and condensed notes at the beginning of this Form 10-Q. The Statements of Condition data at December 31, 2009 was derived from audited financial statements and notes not included in this report but filed in our 2009 Form 10-K. The Statements of Condition data at March 31, 2010, September 30, 2009, and June 30, 2009 and the Statements of Income data for the three months ended March 31, 2010, December 31, 2009, September 30, 2009, and June 30, 2009 were derived from unaudited financial statements and condensed notes not included in this report.

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods and is in conformity with accounting principles generally accepted in the United States of America (GAAP). The Statements of Income data for the three months ended March 31, 2010 and June 30, 2010 are not necessarily indicative of the results that may be achieved for the full 2010 year.

Statements of Condition	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
(Dollars in millions)
Investments[1]	$19,179	$23,236	$20,790	$21,134	$21,576
Advances	32,491	33,027	35,720	36,303	37,165
Mortgage loans held for portfolio[2]	7,537	7,559	7,719	7,839	8,120
Total assets	59,442	64,623	64,657	65,426	67,032
Consolidated obligations
Discount notes	3,485	4,706	9,417	12,874	19,967
Bonds	51,075	53,623	50,495	46,918	41,599
Total consolidated obligations[3]	54,560	58,329	59,912	59,792	61,566
Mandatorily redeemable capital stock	7	7	8	18	12
Capital stock—Class B putable[4]	2,307	2,331	2,461	2,952	2,923
Retained earnings	501	500	484	458	437
Accumulated other comprehensive income (loss)	103	23	(34)	(24)	(22)
Total capital	2,911	2,854	2,911	3,386	3,338

	For the Three Months Ended
Statements of Income	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
(Dollars in millions)
Net interest income[5]	$72.4	$52.4	$66.9	$58.1	$63.1
Provision for credit losses on mortgage loans	3.9	0.1	1.2	*	0.3
Other (loss) income [6]	(37.6)	2.5	6.6	1.5	51.2
Other expense	13.0	13.5	17.3	11.3	12.8
Net income	13.2	30.3	40.4	35.5	75.9

	For the Three Months Ended
Selected Financial Ratios	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009

Net interest margin[7]	0.46%	0.32%	0.39%	0.34%	0.35%
Return on average equity	1.84	4.25	4.84	4.17	9.40
Return on average capital stock	2.28	5.11	5.61	4.78	10.49
Return on average assets	0.08	0.19	0.24	0.21	0.42
Average equity to average assets	4.56	4.38	4.89	4.96	4.45
Regulatory capital ratio[8]	4.74	4.39	4.57	5.24	5.03
Dividend payout ratio[9]	90.04	48.07	36.57	40.86	9.22

[1]	Investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

[2]
Represents the gross amount of mortgage loans held for portfolio prior to the allowance for credit losses. The allowance for credit losses was $5.6 million, $1.9 million, $1.9 million, $0.8 million, and $0.7 million at June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009, and June 30, 2009.

[3]
The par amounts of the outstanding consolidated obligations for all 12 FHLBanks were $846.4 billion, $870.9 billion, $930.5 billion, $973.6 billion, and $1,055.8 billion at June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009, and June 30, 2009.

[4]
Total capital stock includes excess capital stock of $51.6 million, $52.9 million, $61.8 million, $540.1 million, and $451.7 million at June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009, and June 30, 2009. During the fourth quarter of 2008, we suspended our normal practice of voluntarily repurchasing excess capital stock after careful consideration of the unstable market conditions at that time. Due to improved market conditions throughout 2009, we resumed our normal practice of voluntarily repurchasing excess capital stock on December 18, 2009.

[5]	Net interest income is before provision for credit losses on mortgage loans.

[6]
Other (loss) income includes, among other things, net (losses) gains on derivatives and hedging activities, net (losses) gains on bonds held at fair value, losses on the extinguishment of debt, and net gains (losses) on trading securities.

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

Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

The following discussion highlights significant factors influencing our results of operations. Average balances are calculated on a daily weighted average basis. Amounts used to calculate percentage variances are based on numbers in thousands. Accordingly, recalculations may not produce the same results when the amounts are disclosed in millions.

Net Income

The following table presents comparative highlights of our net income for the three and six months ended June 30, 2010 and 2009 (dollars in millions). These items are further described in the sections that follow.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Net interest income	$72.4	$63.1	$9.3	14.7%	$124.8	$72.4	$52.4	72.4%
Provision for credit losses on mortgage loans	3.9	0.3	3.6	1,200.0	4.0	0.3	3.7	1,233.3
Other (loss) income	(37.6)	51.2	(88.8)	(173.4)	(35.1)	47.7	(82.8)	(173.6)
Other expense	13.0	12.8	0.2	1.6	26.5	24.5	2.0	8.2
Income before assessments	17.9	101.2	(83.3)	(82.3)	59.2	95.3	(36.1)	(37.9)

Assessments	4.7	25.3	(20.6)	(81.4)	15.7	25.3	(9.6)	(37.9)

Net income	$13.2	$75.9	$(62.7)	(82.6)%	$43.5	$70.0	$(26.5)	(37.9)%

Net Interest Income

Our net interest income is primarily impacted by changes in average asset and liability balances, and the related yields and costs, as well as returns on invested capital. Net interest income is managed within the context of tradeoff between market risk and return. Due to our cooperative business model and low risk profile, our net interest margin tends to be relatively low compared to other financial institutions.

The following tables present average balances and rates of major interest rate sensitive asset and liability categories for the three and six months ended June 30, 2010 and 2009. The tables also present the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities as well as the net interest margin (dollars in millions).

	For the Three Months Ended June 30, 2010			For the Three Months Ended June 30, 2009
	Average Balance [1]	Yield/Cost	Interest Income/ Expense	Average Balance [1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$101	0.33%	$0.1	$99	0.44%	$0.1
Securities purchased under agreements to resell	1,052	0.17	0.5	857	0.15	0.4
Federal funds sold	3,573	0.20	1.8	7,190	0.39	6.9
Short-term investments	684	0.39	0.6	796	0.50	1.0
Mortgage-backed securities[2]	13,777	2.22	76.3	9,137	2.19	49.9
Other investments[2]	3,575	2.33	20.8	6,336	1.71	26.9
Advances[3,4]	32,484	1.46	118.3	37,814	1.90	179.4
Mortgage loans[5]	7,532	4.86	91.3	10,308	4.76	122.4
Total interest-earning assets	62,778	1.98	309.7	72,537	2.14	387.0
Noninterest-earning assets	416	—	—	151	—	—
Total assets	$63,194	1.97%	$309.7	$72,688	2.14%	$387.0

Interest-bearing liabilities
Deposits	$1,310	0.09%	$0.3	$1,291	0.20%	$0.7
Consolidated obligations
Discount notes	4,591	0.17	1.8	26,625	0.58	38.6
Bonds[4]	53,085	1.78	235.1	40,487	2.82	284.6
Other interest-bearing liabilities	12	1.18	0.1	22	0.59	*
Total interest-bearing liabilities	58,998	1.61	237.3	68,425	1.90	323.9
Noninterest-bearing liabilities	1,316	—	—	1,022	—	—
Total liabilities	60,314	1.58	237.3	69,447	1.87	323.9
Capital	2,880	—	—	3,241	—	—
Total liabilities and capital	$63,194	1.51%	$237.3	$72,688	1.79%	$323.9

Net interest income and spread		0.37%	$72.4		0.24%	$63.1

Net interest margin[6]		0.46%			0.35%

Average interest-earning assets to interest-bearing liabilities		106.41%			106.01%

Composition of net interest income
Asset-liability spread		0.39%	$61.1		0.26%	$47.8
Earnings on capital		1.58%	11.3		1.87%	15.3
Net interest income			$72.4			$63.1

	For the Six Months Ended June 30, 2010			For the Six Months Ended June 30, 2009
	Average Balance [1]	Yield/Cost	Interest Income/ Expense	Average Balance [1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$89	0.32%	$0.1	$145	0.32%	$0.2
Securities purchased under agreements to resell	759	0.15	0.6	1,247	0.19	1.2
Federal funds sold	4,249	0.16	3.3	7,012	0.38	13.2
Short-term investments	658	0.47	1.5	813	0.50	2.0
Mortgage-backed securities[2]	12,901	2.06	131.9	9,346	2.24	103.9
Other investments[2]	4,500	2.09	46.6	4,923	1.76	42.9
Advances[3,4]	33,574	1.37	227.5	39,112	2.01	389.5
Mortgage loans[5]	7,576	4.89	183.6	10,529	4.86	253.9
Total interest-earning assets	64,306	1.87	595.1	73,127	2.22	806.8
Noninterest-earning assets	329	—	—	135	—	—
Total assets	$64,635	1.86%	$595.1	$73,262	2.22%	$806.8

Interest-bearing liabilities
Deposits	$1,304	0.08%	$0.5	$1,275	0.23%	$1.5
Consolidated obligations
Discount notes	6,929	0.13	4.5	26,202	0.83	107.7
Bonds[4]	52,175	1.80	465.2	41,436	3.04	625.1
Other interest-bearing liabilities	10	1.48	0.1	59	0.35	0.1
Total interest-bearing liabilities	60,418	1.57	470.3	68,972	2.15	734.4
Noninterest-bearing liabilities	1,331	—	—	1,108	—	—
Total liabilities	61,749	1.54	470.3	70,080	2.11	734.4
Capital	2,886	—	—	3,182	—	—
Total liabilities and capital	$64,635	1.47%	$470.3	$73,262	2.02%	$734.4

Net interest income and spread		0.30%	$124.8		0.07%	$72.4

Net interest margin[6]		0.39%			0.20%

Average interest-earning assets to interest-bearing liabilities		106.44%			106.02%

Composition of net interest income
Asset-liability spread		0.32%	$102.8		0.11%	$39.0
Earnings on capital		1.54%	22.0		2.11%	33.4
Net interest income			$124.8			$72.4

[1]	Average balances do not reflect the effect of derivative master netting arrangements with counterparties.

[2]	The average balance of available-for-sale securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[3]
Advance interest income includes advance prepayment fee income of $17.2 million and $18.9 million during the three and six months ended June 30, 2010 compared to $1.7 million and $3.2 million for the same periods in 2009. During the three and six months ended June 30, 2010, a $15.4 million prepayment fee was made by one member as a result of two large advance prepayments. This prepayment fee was partially offset by $4.0 million of basis adjustment amortization also recorded in advance interest income.

[4]	Average balances reflect the impact of hedging fair value and fair value option adjustments.

[5]	Nonperforming loans and loans held for sale are included in average balances used to determine the average rate.

[6]	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

*	Amount is less than $0.1 million.

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

	Variance For the Three Months Ended			Variance For the Six Months Ended
	June 30, 2010 vs. June 30, 2009			June 30, 2010 vs. June 30, 2009
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$—	$—	$—	$(0.1)	$—	$(0.1)
Securities purchased under agreements to resell	0.1	—	0.1	(0.4)	(0.2)	(0.6)
Federal funds sold	(2.6)	(2.5)	(5.1)	(4.0)	(5.9)	(9.9)
Short-term investments	(0.2)	(0.2)	(0.4)	(0.4)	(0.1)	(0.5)
Mortgage-backed securities	25.7	0.7	26.4	36.9	(8.9)	28.0
Other investments	(14.1)	8.0	(6.1)	(3.9)	7.6	3.7
Advances	(23.0)	(38.1)	(61.1)	(49.9)	(112.1)	(162.0)
Mortgage loans	(33.6)	2.5	(31.1)	(71.8)	1.5	(70.3)
Total interest income	(47.7)	(29.6)	(77.3)	(93.6)	(118.1)	(211.7)

Interest expense
Deposits	—	(0.4)	(0.4)	—	(1.0)	(1.0)
Consolidated obligations
Discount notes	(19.8)	(17.0)	(36.8)	(48.1)	(55.1)	(103.2)
Bonds	73.3	(122.8)	(49.5)	135.9	(295.8)	(159.9)
Other interest-bearing liabilities	—	0.1	0.1	(0.1)	0.1	—
Total interest expense	53.5	(140.1)	(86.6)	87.7	(351.8)	(264.1)

Net interest income	$(101.2)	$110.5	$9.3	$(181.3)	$233.7	$52.4

Our net interest income is made up of two components: asset-liability spread and earnings on capital.

Asset-Liability Spread

Our asset-liability spread equals the yield on total assets minus the cost of total liabilities. For the three and six months ended June 30, 2010, our asset-liability spread was 39 and 32 basis points compared to 26 and 11 basis points for the same periods in 2009. The majority of our asset-liability spread is driven by our net interest spread. For the three and six months ended June 30, 2010, our net interest spread was 37 and 30 basis points compared to 24 and 7 basis points for the same periods in 2009.

Our asset-liability spread and net interest spread improved during the three and six months ended June 30, 2010 when compared to the same periods in 2009 due primarily to an increase in agency MBS, an improvement in our funding costs, and an increase in advance prepayment fee income. In addition, during the first quarter of 2009, we experienced a negative asset-liability spread on certain assets being held for liquidity purposes. This lowered our asset-liability spread income for the six months ended June 30, 2009. For the three and six months ended June 30, 2010, our asset-liability spread income was $61.1 million and $102.8 million compared to $47.8 million and $39.0 million for the same periods in 2009.

Our asset-liability spread income was impacted by the following:

Bonds

Interest expense on our bonds decreased 17 and 26 percent during the three and six months ended June 30, 2010 when compared to the same periods in 2009 due primarily to lower interest rates. In addition, during the three and six months ended June 30, 2009, we extinguished higher-costing bonds with a total par value of $354.7 million and $586.5 million in order to replace with lower costing bonds in the future. The decrease in interest expense was partially offset by increased average bond volumes. Average bond volumes increased during the three and six months ended June 30, 2010 when compared to the same periods in 2009 due to us replacing maturing discount notes with bonds (i.e. bullets, callable, and structured) in an effort to better match fund our longer-term assets with longer-term debt.

Discount Notes

Interest expense on our discount notes decreased 95 and 96 percent during the three and six months ended June 30, 2010 when compared to the same periods in 2009 due to lower volume and lower interest rates. Average discount note volumes decreased 83 and 74 percent during the three and six months ended June 30, 2010 when compared to the same periods in 2009 primarily due to us not replacing maturing discount notes as a result of decreased short-term funding needs, a lack of short-term investment opportunities, and our desire to extend the duration of our liabilities.

Advances

Interest income on our advance portfolio (including advance prepayment fees, net) decreased 34 and 42 percent during the three and six months ended June 30, 2010 when compared to the same periods in 2009 primarily due to lower interest rates. In addition, average advance volumes decreased 14 percent during the three and six months ended June 30, 2010 when compared to the same periods in 2009 due to the high level of liquidity available in the market and the low loan demand experienced by our members. The decrease in interest income was partially offset by increased prepayment fee income. We received $17.2 million and $18.9 million in prepayment fees during the three and six months ended June 30, 2010 of which $15.4 million was made by one member as a result of two large advance prepayments. This prepayment fee was partially offset by $4.0 million of basis adjustment amortization also included in advance net interest income.

Mortgage Loans

Interest income on our mortgage loans decreased 25 and 28 percent during the three and six months ended June 30, 2010 when compared to the same periods in 2009 primarily due to lower volume. During the second quarter of 2009, we sold approximately $2.1 billion of mortgage loans to Fannie Mae through the FHLBank of Chicago. In addition, principal repayments exceeded our mortgage loan originations during the three and six months ended June 30, 2010.

Investments

Interest income on our investments increased 18 and 13 percent during the three and six months ended June 30, 2010 when compared to the same periods in 2009 primarily due to an increase in average investments. The increase in average investments was primarily due to us purchasing agency MBS throughout the first quarter of 2010 as a result of both favorable market conditions and our Board of Directors approving the purchase of agency MBS up to 5 times regulatory capital through March 31, 2010. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Statements of Condition - Investments" for additional information on our MBS purchases. The increase in interest income was partially offset by a decrease in average short-term investments, primarily due to a lack of attractive short-term investment opportunities resulting from increased deposit levels and available liquidity for financial institutions serving as our counterparties.

Earnings on Capital

Our earnings on capital worsened during the three and six months ended June 30, 2010 when compared to the same periods in 2009 due to the lower interest rate environment. For the three and six months ended June 30, 2010, earnings on invested capital amounted to $11.3 million and $22.0 million compared to $15.3 million and $33.4 million for the same periods in 2009.

Provision for Credit Losses on Mortgage Loans Held for Portfolio

During the three and six months ended June 30, 2010, we continued to experience an increase in delinquency and loss severity rates on our mortgage loan portfolio, which increased expected losses. To reserve for these expected losses determined by our model, plus management's expectation that loans migrating to real estate owned will increase beyond our current model estimate, we recorded an additional provision of $3.9 million and $4.0 million during the three and six months ended June 30, 2010. For additional information, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk - Mortgage Assets."

Net Interest Income by Segment

We report performance of our Member Finance and Mortgage Finance segments based on adjusted net interest income after the provision for mortgage loan credit losses. Adjusted net interest income includes the interest income and expense on economic hedge relationships included in other (loss) income and concession expense on fair value option bonds included in other expense and excludes basis adjustment amortization/accretion on called and extinguished debt included in interest expense. A description of these segments is included in “Item 1. Financial Statements—Note 12—Segment Information.”

The following table summarizes our financial performance by operating segment and a reconciliation of financial performance to net interest income for the three and six months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Adjusted net interest income after mortgage loan credit loss provision
Member Finance	$44.7	$42.4	$81.4	$46.8
Mortgage Finance	24.5	24.0	41.2	42.2
Total	$69.2	$66.4	$122.6	$89.0

Reconciliation of operating segment results to net interest income
Adjusted net interest income after mortgage loan credit loss provision	$69.2	$66.4	$122.6	$89.0
Net interest income on economic hedges	(1.5)	(1.0)	(3.7)	(4.7)
Concession expense on fair value option bonds	0.3	—	1.2	*
Interest income (expense) on basis adjustment accretion/amortization of called debt	0.5	(0.5)	0.9	(17.9)
Interest (expense) income on basis adjustment amortization/accretion of extinguished debt	—	(2.1)	(0.2)	5.7

Net interest income after mortgage loan credit loss provision	68.5	62.8	120.8	72.1

Other (loss) income	(37.6)	51.2	(35.1)	47.7
Other expense	13.0	12.8	26.5	24.5

Income before assessments	$17.9	$101.2	$59.2	$95.3

*	Amount is less than $0.1 million.

MEMBER FINANCE

Member Finance adjusted net interest income increased 5 and 74 percent during the three and six months ended June 30, 2010 when compared to the same periods in 2009 due primarily to improved funding costs, partially offset by decreased average assets. The segment's average assets decreased 22 and 17 percent primarily due to a decrease in average advances as a result of the high level of liquidity available in the market and the low loan demand experienced by our members. In addition, during the three and six months ended June 30, 2010, we sold certain TLGP and taxable municipal bond investments in an effort to (i) lock in a portion of the unrealized gains associated with these assets, (ii) reduce our exposure to income statement volatility and (iii) re-invest some of the proceeds in higher-yielding assets.

MORTGAGE FINANCE

Mortgage Finance adjusted net interest income remained fairly stable during the three and six months ended June 30, 2010 and 2009. The segment's average assets increased 10 and 4 percent during the three and six months ended June 30, 2010 when compared to the same periods in 2009 due primarily to the purchase of agency MBS during the first quarter of 2010. We purchased agency MBS as a result of both favorable market conditions and our Board of Directors approving the purchase of agency MBS up to 5 times regulatory capital. The increase was partially offset by decreased average mortgage loans resulting from the sale of mortgage loans during the second quarter of 2009 and continued mortgage loan paydowns. Despite the segment's overall increase in average assets, the low interest rate environment contributed to decreased earnings on these assets during the three and six months ended June 30, 2010 when compared to the same periods in 2009.

Other (Loss) Income

The following table summarizes the components of other (loss) income (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Service fees	$0.5	$0.6	$0.9	$1.2
Net gain on trading securities	32.4	33.7	53.6	53.8
Net loss on sale of available-for-sale securities	—	(42.8)	—	(42.8)
Net loss on bonds held at fair value	(7.3)	(10.5)	(1.2)	(12.2)
Net gain on loans held for sale	—	1.3	—	1.3
Net (loss) gain on derivatives and hedging activities	(64.7)	103.8	(89.2)	96.4
Loss on extinguishment of debt	—	(36.4)	(4.0)	(52.4)
Other, net	1.5	1.5	4.8	2.4

Total other (loss) income	$(37.6)	$51.2	$(35.1)	$47.7

Other (loss) income can be volatile from period to period depending on the type of financial activity recorded. For the three and six months ended June 30, 2010 and 2009, other (loss) income was primarily impacted by the following events.

Net losses on derivatives and hedging activities increased $168.6 million and $185.6 million during the three and six months ended June 30, 2010 when compared to the same periods in 2009 due primarily to economic hedging activity. We use economic hedges to manage interest rate and prepayment risks in our balance sheet as well as the risk arising from changing market prices on certain trading securities and fair value option bonds. During the three and six months ended June 30, 2010, we recorded net losses of $67.9 million and $92.5 million on economic hedges through “Net (loss) gain on derivatives and hedging activities” compared to net gains of $29.8 million and $9.9 million for the same periods in 2009. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Hedging Activities” for a more detailed discussion of our economic hedging activity.

We also use fair value hedges to manage our interest rate risk exposure. During the three and six months ended June 30, 2009, we sold U.S. Treasury obligations and terminated the associated interest rate swaps, resulting in a net gain on the derivative termination of $75.8 million recorded through "Net (loss) gain on derivatives and hedging activities." This net gain was partially offset by losses on the sale of the available-for-sale securities of approximately $42.8 million.

During the three and six months ended June 30, 2009, we extinguished bonds with a total par value of $354.7 million and $586.5 million in order to re-balance our portfolio and reduce ongoing debt costs. As a result, we recorded losses of $36.4 million and $52.4 million through other (loss) income. During the six months ended June 30, 2010, we extinguished bonds with a total par value of $38.4 million and recorded losses of $4.0 million through other (loss) income.

We elected the fair value option on certain bonds that did not qualify for hedge accounting. During the three and six months ended June 30, 2010, we recorded fair value losses on these bonds amounting to $7.3 million and $1.2 million. During the three and six months ended June 30, 2009, we recorded fair value losses on these bonds amounting to $10.5 million and $12.2 million. In order to achieve some offset to the mark-to-market on the fair value option bonds, we executed economic derivatives. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Hedging Activities” for the impact of these economic derivatives.

During the three and six months ended June 30, 2010, we recorded net holding gains of $20.4 million and $29.9 million on our trading securities. As trading securities are marked-to-market, changes in holding gains and losses are reflected in other (loss) income. During the three and six months ended June 30, 2010, we sold $1.8 billion and $2.8 billion of par value trading securities in an effort to (i) lock in a portion of the holding gains associated with these assets, (ii) reduce our exposure to income statement volatility and (iii) re-invest some of the proceeds in higher-yielding assets. As a result, we recorded net realized gains of $12.0 million and $23.7 million in other (loss) income during the three and six months ended June 30, 2010.

Hedging Activities

If a hedging activity qualifies for hedge accounting treatment, we include the periodic cash flow components of the hedging instrument related to interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. We also record the amortization of certain upfront fees received on interest rate swaps and cumulative fair value adjustments from terminated hedges in interest income or expense. Changes in the fair value of both the hedging instrument and the hedged item are recorded as a component of other (loss) income in “Net (loss) gain on derivatives and hedging activities."

If a hedging activity does not qualify for hedge accounting treatment, we record the hedging instrument's components of interest income and expense, together with the effect of changes in fair value as a component of other (loss) income in “Net (loss) gain on derivatives and hedging activities”; however, there is no corresponding fair value adjustment for the hedged asset or liability unless changes in fair value of the asset or liability are normally marked-to-market through earnings (i.e., trading securities and fair value option bonds).

Since the accounting for derivatives and hedging activities affects the timing and recognition of income or expense through net interest income and other (loss) income, we may be subject to volatility in our Statements of Income.

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

	Three Months Ended June 30, 2010
Net Effect of Hedging Activities	Advances	Investments	Mortgage Assets	Consolidated Obligations	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion	$(11.7)	$—	$(0.4)	$6.5	$—	$(5.6)
Other (Loss) Income:
Gains (losses) on fair value hedges	0.2	(0.2)	—	3.2	—	3.2
(Losses) gains on economic hedges	(0.3)	(49.1)	(0.7)	6.9	(24.7)	(67.9)
Total net (loss) gain on derivatives and hedging activities	(0.1)	(49.3)	(0.7)	10.1	(24.7)	(64.7)
Holding gains (losses) on trading securities and fair value option bonds[1]	—	25.6	—	(7.3)	—	18.3
Total Other (Loss) Income	(0.1)	(23.7)	(0.7)	2.8	(24.7)	(46.4)

Total	$(11.8)	$(23.7)	$(1.1)	$9.3	$(24.7)	$(52.0)

	Three Months Ended June 30, 2009
Net Effect of Hedging Activities	Advances	Investments	Mortgage Assets	Consolidated Obligations	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion	$(14.7)	$—	$(0.5)	$10.1	$—	$(5.1)
Other Income (Loss):
Gains (losses) on fair value hedges	1.6	74.6	—	(2.2)	—	74.0
Gains on economic hedges	0.3	4.4	0.6	15.8	8.7	29.8
Total net gain on derivatives and hedging activities	1.9	79.0	0.6	13.6	8.7	103.8
Holding gains (losses) on trading securities and fair value option bonds[1]	—	3.7	—	(10.5)	—	(6.8)
Total Other Income	1.9	82.7	0.6	3.1	8.7	97.0

Total	$(12.8)	$82.7	$0.1	$13.2	$8.7	$91.9

	Six Months Ended June 30, 2010
Net Effect of Hedging Activities	Advances	Investments	Mortgage Assets	Consolidated Obligations	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion	$(21.3)	$—	$(0.8)	$13.3	$—	$(8.8)
Other Income (Loss):
Gains (losses) on fair value hedges	1.1	(0.1)	—	2.3	—	3.3
(Losses) gains on economic hedges	(0.8)	(72.5)	(0.7)	21.9	(40.4)	(92.5)
Total net gain (loss) on derivatives and hedging activities	0.3	(72.6)	(0.7)	24.2	(40.4)	(89.2)
Holding gains (losses) on trading securities and fair value option bonds[1]	—	49.7	—	(1.2)	—	48.5
Total Other Income (Loss)	0.3	(22.9)	(0.7)	23.0	(40.4)	(40.7)

Total	$(21.0)	$(22.9)	$(1.5)	$36.3	$(40.4)	$(49.5)

	Six Months Ended June 30, 2009
Net Effect of Hedging Activities	Advances	Investments	Mortgage Assets	Consolidated Obligations	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion	$(31.5)	$—	$(0.9)	$14.5	$—	$(17.9)
Other Income (Loss):
Gains (loss) on fair value hedges	2.2	74.6	—	9.7	—	86.5
(Losses) gains on economic hedges	(0.3)	—	(2.0)	3.1	9.1	9.9
Total net gain (loss) on derivatives and hedging activities	1.9	74.6	(2.0)	12.8	9.1	96.4
Holding gains (losses) on trading securities and fair value option bonds[1]	—	7.9	—	(12.2)	—	(4.3)
Total Other Income (Loss)	1.9	82.5	(2.0)	0.6	9.1	92.1

Total	$(29.6)	$82.5	$(2.9)	$15.1	$9.1	$74.2

[1]
Represents the holding gains (losses) on those trading securities and fair value option bonds in which we have entered into a corresponding economic derivative to hedge the risk of changing market prices.

Net Amortization/Accretion. Amortization/accretion varies from period to period depending on our hedge relationship termination activities. During the three and six months ended June 30, 2010, advance amortization decreased when compared to the same periods in 2009 due primarily to decreased advance hedge relationship terminations, partially offset by $4.0 million of basis adjustment amortization triggered as a result of two large advance prepayments made by one member during the three months ended June 30, 2010. Consolidated obligation accretion decreased during the three and six months ended June 30, 2010 due primarily to us unwinding certain interest rate swaps. In addition, during the six months ended June 30, 2010, we recorded basis adjustment amortization of $0.2 million on the extinguishment of debt compared to basis adjustment accretion of $5.7 million for the same period in 2009.

Gains (Losses) on Fair Value Hedges. Hedge ineffectiveness occurs when changes in fair value of the derivative and the related hedged item do not perfectly offset each other. Hedge ineffectiveness is driven by changes in the benchmark interest rate and volatility. As the benchmark interest rate changes and the magnitude of that change intensifies, so will the impact on our net realized and unrealized gains (losses) on derivatives and hedging activities. Additionally, volatility in the marketplace may intensify this impact. The change in hedge ineffectiveness gains during the three and six months ended June 30, 2010 when compared to the same periods in 2009 was primarily due to us selling certain available-for-sale securities and terminating the associated interest rate swaps during the three and six months ended June 30, 2009, resulting in a net gain on the derivative termination of $75.8 million recorded through "Net (loss) gain on derivatives and hedging activities."

(Losses) Gains on Economic Hedges. Economic hedges are used to manage interest rate and prepayment risks in our balance sheet as well as the risk arising from changing market prices on certain trading securities and fair value option bonds. Changes in (losses) gains on economic hedges are primarily driven by the volume of hedges, changes in interest rates and volatility, and the loss of hedge accounting for certain hedge relationships failing retrospective hedge effectiveness testing. Economic hedges do not qualify for hedge accounting and, as a result, we record a fair market value gain or loss on the derivative instrument without recording the corresponding loss or gain on the hedged item. For certain assets and liabilities (i.e., trading securities and fair value option bonds), fair market value gains and losses on the economic hedges generally offset the losses and gains on the related asset or liability. In addition, interest accruals on the economic hedges are recorded as a component of other (loss) income instead of a component of net interest income. For the three and six months ended June 30, 2010 and 2009, (losses) gains on economic hedges were impacted by the following events:

Investments

•
We held interest rate swaps on our balance sheet as economic hedges against adverse changes in the fair value of a portion of our trading securities (i.e. TLGP debt and taxable municipal bonds) indexed to LIBOR. During the three and six months ended June 30, 2010, swap rates decreased and we recorded $42.7 million and $57.1 million in losses on these economic derivatives, coupled with $6.4 million and $15.4 million of interest expense accruals. Generally, the losses on these economic derivatives are offset by the holding gains on the trading securities. During the three and six months ended June 30, 2010, increased concerns regarding a prolonged recovery or potential weakening of the economy combined with negative headline risk created an environment where spreads on our taxable municipal bonds widened, resulting in decreased holding gains on our trading securities and therefore less offset to the mark-to-market on the economic derivatives. Holding gains on our trading securities amounted to $25.6 million and $49.7 million during the three and six months ended June 30, 2010 and were recorded in “Net gain on trading securities” in other (loss) income. As a result, we recorded net losses of $23.5 million and $22.8 million on this strategy.

Balance Sheet

•
We held interest rate caps on our balance sheet during the three and six months ended June 30, 2010 in order to protect against changes in interest rates on our variable rate MBS and mortgage loan prepayments. Due to a decrease in interest rates, we recorded $25.7 million and $41.4 million in losses on these interest rate caps during the three and six months ended June 30, 2010. During the three and six months ended June 30, 2009, we recorded $8.7 million and $9.1 million in gains on interest rate caps.

•
We purchased interest rate floors during the three and six months ended June 30, 2010 in order to protect against changes in interest rates on our variable rate MBS and mortgage loan prepayments. Due to a decrease in interest rates and volatility, we recorded $1.0 million in gains on these interest rate floors during the three and six months ended June 30, 2010.

•
The Bank's interest rate caps and floors will mature at zero if held to maturity; therefore, the cost is effectively amortized over the life through the monthly mark-to-market. As a result, expensing more of the cost up front lowers the expense in future periods.

Consolidated Obligations

•
We perform retrospective hedge effectiveness testing at least quarterly on all hedge relationships. If a hedge relationship fails this test, we can no longer receive hedge accounting and the derivative is accounted for as an economic hedge. Most scenarios that fail this test are due to the short duration of the trade or the trade is nearing maturity. During the three and six months ended June 30, 2010, we recorded gains on ineffective consolidated obligation hedge relationships of $0.5 million and $2.8 million compared to gains of $1.6 million and losses of $17.5 million for the same periods in 2009. During the three and six months ended June 30, 2010, we had 5 and 15 ineffective consolidated obligation hedge relationships compared to 28 and 33 for the same periods in 2009.

•
During the three and six months ended June 30, 2010, interest income accruals on consolidated obligation economic hedges amounted to $8.2 million and $19.9 million compared to $2.8 million and $7.1 million for the same periods in 2009. The change between periods was primarily due to the increased volume of economic hedges related to bonds elected under the fair value option.

•
We held interest rate swaps on our balance sheet as economic hedges against adverse changes in the fair value of both our variable and fixed interest rate bonds elected under the fair value option. During the three and six months ended June 30, 2010, we recorded net losses of $1.8 million and $0.8 million on these derivatives. Fair value adjustment losses on the variable and fixed interest rate bonds amounted to $7.3 million and $1.2 million and were recorded in “Net loss on bonds held at fair value” in other (loss) income.

Statements of Condition at June 30, 2010 and December 31, 2009

Financial Highlights

Our total assets decreased to $59.5 billion at June 30, 2010 from $64.7 billion at December 31, 2009. Our total liabilities decreased to $56.5 billion at June 30, 2010 from $61.7 billion at December 31, 2009. Total capital was $2.9 billion at June 30, 2010 and December 31, 2009. The overall financial condition for the periods presented has been influenced by changes in funding activities, investment purchases/sales, member advances, and mortgage loans. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

Advances decreased nine percent at June 30, 2010 when compared to December 31, 2009. The decrease was primarily due to the high level of liquidity available in the market and the low loan demand experienced by our members. This has driven demand for our advances down and provided incentive to our members to prepay their advances. During the six months ended June 30, 2010, members prepaid approximately $3.1 billion of advances.

At June 30, 2010 and December 31, 2009, advances outstanding to our five largest member borrowers totaled $13.0 billion and $14.0 billion, representing 41 and 40 percent of our total advances outstanding. As of June 30, 2010, two of our five largest member borrowers, representing 25 percent of our total advances outstanding, have not signed a new Advances, Pledge, and Security Agreement and therefore cannot initiate new advances.

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Bank management has policies and procedures in place to appropriately manage this credit risk. Accordingly, we have not provided any allowance for losses on advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk - Advances.”

The following table summarizes our advances by type (dollars in millions):

	June 30, 2010		December 31, 2009
	Amount	Percent of Total	Amount	Percent of Total
Simple fixed rate advances	$16,365	51.8%	$17,192	49.0%
Simple variable rate advances	3,692	11.7	4,134	11.8
Callable advances	5,262	16.7	6,635	19.0
Putable advances	6,255	19.8	7,071	20.2

Total par value	31,574	100.0%	35,032	100.0%

Hedging adjustments
Cumulative fair value gain	841		590
Basis adjustments from terminated hedges	76		98

Total advances	$32,491		$35,720

Cumulative fair value gains increased $251 million at June 30, 2010 when compared to December 31, 2009 due primarily to decreases in interest rates. All of the cumulative fair value gains on advances are offset by the net estimated fair value losses on the related derivative contracts. Basis adjustments from terminated hedges decreased $22 million at June 30, 2010 when compared to December 31, 2009 due primarily to decreased advance hedge relationship terminations. In addition, during the three months ended June 30, 2010, we amortized $4.0 million of basis adjustments as a result of two large advance prepayments made by one member.

Mortgage Loans

The following table summarizes information on mortgage loans held for portfolio (dollars in millions):

	June 30, 2010	December 31, 2009
Single family mortgages
Fixed rate conventional loans	$7,151	$7,333
Fixed rate government-insured loans	374	380

Total par value	7,525	7,713

Premiums	52	53
Discounts	(47)	(52)
Basis adjustments from mortgage loan commitments	7	5
Allowance for credit losses	(6)	(2)

Total mortgage loans held for portfolio, net	$7,531	$7,717

Mortgage loans decreased two percent at June 30, 2010 when compared to December 31, 2009. The decrease was primarily due to principal repayments exceeding loan purchases.

Mortgage loans acquired from members are concentrated primarily with Superior Guaranty Insurance Company (Superior), an affiliate of Wells Fargo Bank, N.A. At June 30, 2010 and December 31, 2009, $4.0 billion and $4.4 billion of our mortgage loans outstanding were from Superior. We have not purchased any mortgage loans from Superior since 2004.

During the six months ended June 30, 2010, we continued to experience an increase in delinquency and loss severity rates on our mortgage portfolio. As a result, we increased our allowance for credit losses by $4.0 million during the six months ended June 30, 2010 in order to cover expected future losses. See additional discussion regarding our mortgage loan credit risk in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk - Mortgage Assets.”

Investments

The following table summarizes the book value of our investments (dollars in millions):

	June 30, 2010		December 31, 2009
	Amount	Percent of Total	Amount	Percent of Total
Short-term investments
Interest-bearing deposits	$6	*%	$5	*%
Securities purchased under agreements to resell	250	1.3	—	—
Federal funds sold	2,080	10.8	3,133	15.1
Negotiable certificates of deposit	300	1.6	450	2.2
	2,636	13.7	3,588	17.3

Long-term investments
Mortgage-backed securities
Government-sponsored enterprise	13,142	68.5	11,147	53.6
U.S. government agency-guaranteed	39	0.2	43	0.2
MPF shared funding	30	0.2	33	0.1
Other	34	0.2	35	0.2
	13,245	69.1	11,258	54.1

Non-mortgage-backed securities
Interest-bearing deposits	6	*	6	*
Government-sponsored enterprise obligations	923	4.8	806	3.9
State or local housing agency obligations	116	0.6	124	0.6
TLGP	1,785	9.3	4,260	20.5
Taxable municipal bonds	461	2.4	742	3.6
Other	7	0.1	6	*
	3,298	17.2	5,944	28.6%

Total investments	$19,179	100.0%	$20,790	100.0%

*	Amount is less than 0.1 percent.

Investments decreased eight percent at June 30, 2010 when compared to December 31, 2009. A majority of the decrease was due to us selling long-term non-MBS investments (i.e., TLGP debt and taxable municipal bonds) during the six months ended June 30, 2010 in an effort to (i) lock in a portion of the holding gains associated with these assets, (ii) reduce our exposure to income statement volatility and (iii) re-invest some of the proceeds in higher-yielding assets. Attractive short-term investment opportunities were also limited throughout the six months ended June 30, 2010 due primarily to increased deposit levels and available liquidity for financial institutions serving as our counterparties.

Although total investments decreased at June 30, 2010 when compared to December 31, 2009, agency MBS increased due to purchases during the first quarter of 2010. We purchased agency MBS due to both favorable market conditions and our Board of Directors approving the purchase of agency MBS up to 5 times regulatory capital through March 31, 2010. As a result of this authorization, we purchased MBS up to 5 times regulatory capital as of March 31, 2010. At March 31, 2010, our purchase limit for agency MBS returned to 3 times regulatory capital based on regulatory guidelines. This precludes us from purchasing additional MBS until our MBS balance declines below this level. The increase in agency MBS was partially offset by principal prepayments during the six months ended June 30, 2010 due in part to Fannie Mae and Freddie Mac repurchasing approximately $200 billion of delinquent loans from investors.

We evaluate our individual available-for-sale and held-to-maturity securities in an unrealized loss position for other-than-temporary impairment (OTTI) on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we perform an analysis to determine if any of these securities are other-than-temporarily impaired.

Refer to “Item 1. Financial Statements—Note 6—Other-Than-Temporary Impairment” for a discussion of our OTTI analysis performed at June 30, 2010. As a result of our analysis, we determined that all gross unrealized losses on our agency MBS, GSE obligations, MPF shared funding securities, and private-label MBS are temporary. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we do not consider any of these securities to be other-than-temporarily impaired at June 30, 2010.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. We use derivatives to restructure interest rates on consolidated obligations to better manage our interest rate risk and reduce funding costs. This generally means converting fixed rates to variable rates. At June 30, 2010, the book value of the consolidated obligations issued on our behalf totaled $54.6 billion compared with $59.9 million at December 31, 2009.

 Bonds. The following table summarizes information on our bonds (dollars in millions):

	June 30, 2010	December 31, 2009

Total par value	$50,746	$50,323

Premiums	52	50
Discounts	(38)	(35)
Hedging adjustments
Cumulative fair value loss	328	149
Basis adjustments from terminated and ineffective hedges	(24)	*
Fair value option adjustments
Cumulative fair value loss	5	4
Accrued interest payable	6	4

Total bonds	$51,075	$50,495

*	Amount is less than one million

Bonds increased one percent at June 30, 2010 when compared to December 31, 2009. The increase was primarily due to us replacing maturing discount notes with bonds (i.e. bullets, callable, and structured) during the six months ended June 30, 2010 in an effort to better match fund our longer-term assets with longer-term debt.

The increase in bonds was partially offset by us calling $5.6 billion and extinguishing $38.4 million of higher-costing par value debt during the six months ended June 30, 2010 in an effort to lower our relative cost of funds in the future. Cumulative fair value losses increased $179 million at June 30, 2010 when compared to December 31, 2009 due primarily to decreases in interest rates. All of the cumulative fair value losses on bonds are offset by the net estimated fair value gains on the related derivative contracts. Basis adjustments from terminated hedges decreased $24 million at June 30, 2010 when compared to December 31, 2009 as a result of us unwinding certain interest rate swaps during the six months ended June 30, 2010.

At June 30, 2010, we held $4.2 billion of fair value option bonds in our Statements of Condition. We elected the fair value option on these bonds because they did not qualify for hedge accounting and, as a result, we entered into economic derivatives to achieve some offset to the mark-to-market on the bonds. During the three and six months ended June 30, 2010, we recorded $7.3 million and $1.2 million of fair value adjustment losses on these fair value option bonds. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Hedging Activities” for the impact of these economic derivatives.

For additional information on our bonds, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity.”

Discount Notes. The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	June 30, 2010	December 31, 2009
Par value	$3,486	$9,419
Discounts	(1)	(2)
Total discount notes	$3,485	$9,417

Discount notes decreased 63 percent at June 30, 2010 when compared to December 31, 2009. The decrease was primarily due to us replacing maturing discount notes with bonds during the six months ended June 30, 2010 as a result of decreased short-term funding needs, a lack of short-term investment opportunities, and our desire to extend the duration of our liabilities. For additional information on our discount notes, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity.”

Capital

Our capital (including capital stock, retained earnings, and accumulated other comprehensive income (loss)) was $2.9 billion at June 30, 2010 and December 31, 2009. Although our total capital level remained the same for both periods, the composition of our capital changed during the six months ended June 30, 2010. Capital stock decreased six percent due primarily to the repurchase of activity-based capital stock resulting from lower advance and MPF loan activity. Retained earnings increased four percent due to net income earned during the first half of 2010, partially offset by the payment of dividends. Accumulated other comprehensive income (loss) increased $136.6 million due to an increase in unrealized gains on available-for-sale securities resulting primarily from a decrease in interest rates. As interest rates decrease, the value of our fixed rate available-for-sale securities increases.

Derivatives

The notional amount of derivatives reflects the volume of our hedges, but it does not measure our credit exposure because there is no principal at risk. The following table categorizes the notional amount of our derivatives (dollars in millions):

	June 30, 2010	December 31, 2009
Notional amount of derivatives
Interest rate swaps
Noncallable	$28,022	$34,158
Callable by counterparty	11,834	9,386
Callable by the Bank	40	60
	39,896	43,604

Interest rate caps or floors	7,990	3,240
Forward settlement agreements	138	27
Mortgage delivery commitments	138	27

Total notional amount	$48,162	$46,898

The notional amount of our derivative contracts increased three percent at June 30, 2010 when compared to December 31, 2009 due primarily to us purchasing interest rate caps and floors during the second quarter of 2010 in an effort to hedge against changes in interest rates on our variable rate MBS and mortgage loan prepayments. The increase was partially offset by decreased interest rate swaps resulting from a decline in the volume of asset and liability activities.

The following table categorizes the notional amount and the fair value of derivative instruments, excluding accrued interest, by product and type of accounting treatment (dollars in millions). The category titled fair value represents hedges that qualify for fair value hedge accounting. The category titled economic represents hedges that do not qualify for hedge accounting.

	June 30, 2010		December 31, 2009
	Notional	Fair Value	Notional	Fair Value
Advances
Fair value	$12,754	$(861)	$13,204	$(613)
Economic	500	(2)	746	(1)
Investments
Fair value	240	(12)	239	2
Economic	938	(36)	1,525	25
Mortgage assets
Forward settlement agreements
Economic	138	(1)	27	*
Mortgage delivery commitments
Economic	138	1	27	*
Consolidated obligations
Bonds
Fair value	20,919	327	20,753	147
Economic	4,545	12	6,830	4
Discount notes
Economic	—	—	307	*
Balance Sheet
Economic	7,990	86	3,240	51

Total notional and fair value	$48,162	$(486)	$46,898	$(385)

Total derivatives, excluding accrued interest		(486)		(385)
Accrued interest		62		63
Net cash collateral and related accrued interest		84		53
Net derivative balance		$(340)		$(269)

Net derivative assets		11		11
Net derivative liabilities		(351)		(280)
Net derivative balance		$(340)		$(269)

*	Amount is less than one million.

Fair values of derivative instruments will fluctuate based upon changes in the interest rate environment, volatility in the marketplace, as well as the volume of derivative activities. For fair value hedge relationships, substantially all of the net fair value gains and losses on our derivative contracts are offset by net hedging fair value adjustment losses and gains on the related hedged items. Economic derivatives do not have an offsetting fair value adjustment as they are not associated with a hedged item; however, they generally offset the mark-to-market on certain assets and liabilities (i.e., trading investments and fair value option bonds).

Liquidity and Capital Resources

Our liquidity and capital positions are actively managed in an effort to preserve stable, reliable, and cost-effective sources of cash to meet current and projected future operating financial commitments, as well as regulatory and internal liquidity and capital requirements.

LIQUIDITY

Sources of Liquidity

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. The par amounts of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $792.2 billion and $870.8 billion at June 30, 2010 and December 31, 2009.

Consolidated obligations of the FHLBanks are rated AAA/A-1+ by S&P and Aaa/P-1 by Moody's. These are the highest ratings available for such debt from a nationally recognized statistical rating organization (NRSRO). These ratings measure the likelihood of timely payment of principal and interest on the consolidated obligations. Our ability to raise funds in the capital markets as well as our cost of borrowing can be affected by these credit ratings.

 During the six months ended June 30, 2009, spreads to LIBOR on our discount notes were at historically tight levels, resulting in cheaper short-term funding, while longer-term funding was expensive due to illiquidity in the marketplace and investors' desire to invest short-term. This resulted in us funding more discount notes than bonds during the six months ended June 30, 2009. Proceeds from the issuance of bonds and discount notes during the six months ended June 30, 2009 were $13.6 billion and $443.1 billion.

During the six months ended June 30, 2010, spreads to LIBOR on our discount notes returned to more historical levels, resulting in less favorable spreads on short-term funding, while spreads to LIBOR on our bonds improved. As a result, we replaced maturing discount notes with bonds (i.e. bullets, callable, and structured) in an effort to better match fund our longer-term assets with longer-term debt. Proceeds from the issuance of bonds and discount notes during the six months ended June 30, 2010 were $21.6 billion and $202.0 billion.

We utilize several other sources of liquidity to carry out our business activities. These include cash, interbank loans, payments collected on advances and mortgage loans, proceeds from the issuance of capital stock, member deposits, and current period earnings. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve. To provide further access to funding, the FHLBank Act authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of July 31, 2010, no purchases had been made by the U.S. Treasury under this authorization.

Uses of Liquidity

We use proceeds from the issuance of consolidated obligations primarily to fund advances and investment purchases. During the six months ended June 30, 2010, advance disbursements totaled $14.3 billion compared to $25.0 billion for the same period in 2009. The decrease in advance disbursements during the six months ended June 30, 2010 was due to the high level of liquidity available in the market and the low loan demand experienced by our members.

During the six months ended June 30, 2010, investment purchases (excluding overnight investments) totaled $8.6 billion compared to $16.6 billion for the same period in 2009. The decrease in investment purchases during the six months ended June 30, 2010 was due to a lack of attractive short-term investment opportunities due primarily to increased deposit levels and available liquidity for financial institutions serving as our counterparties.

Other uses of liquidity include purchases of mortgage loans, repayment of member deposits, consolidated obligations, other borrowings, and interbank loans, redemption or repurchase of capital stock, and payment of dividends.

Liquidity Requirements

Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At June 30, 2010 and December 31, 2009, we were in compliance with all three of the Finance Agency's liquidity requirements.

In addition to the liquidity measures discussed above, the Finance Agency has provided the Bank with guidance to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we can not access the capital markets for the issuance of debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we can not access the capital markets for the issuance of debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At June 30, 2010 and December 31, 2009, we were in compliance with this liquidity guidance.

Our Enterprise Risk Management Policy (ERMP) requires that we maintain additional liquidity for day-to-day operational and contingency needs. Contingent liquidity should not be greater than available assets which include cash, money market, agency, and MBS securities. We maintain contingent liquidity to meet average overnight and one-week advances, meet the largest projected net cash outflow on any day over a projected 90-day period, and maintain repurchase agreement eligible assets of at least twice the largest projected net cash outflow on any day over a projected 90 day period. At June 30, 2010 and December 31, 2009, we were in compliance with our ERMP contingent liquidity requirement. Effective July 1, 2010, this contingent liquidity requirement was removed from the ERMP.

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

If our capital falls below the required levels, the Finance Agency has authority to take actions necessary to return us to safe and sound business operations within the regulatory minimum ratios. At June 30, 2010, we were in compliance with all regulatory capital requirements and management believes we meet the “adequately capitalized” capital classification set forth by the Finance Agency. For additional information, refer to "Item 1. Financial Statements - Note 11 - Capital."

The following table summarizes our regulatory capital stock (dollars in millions):

	June 30, 2010	December 31, 2009
GAAP capital stock	$2,307	$2,461
Mandatorily redeemable capital stock	7	8
Total regulatory capital stock	$2,314	$2,469

The decrease in GAAP capital stock at June 30, 2010 when compared to December 31, 2009 was primarily due to a decrease in activity-based capital stock. Activity-based capital stock fluctuates with the outstanding balances of advances made to members and mortgage loans purchased from members. At June 30, 2010 and December 31, 2009, a majority of the capital stock subject to mandatory redemption was due to the voluntary termination of membership as a result of out of district mergers or consolidations.

Capital stock owned by members in excess of their minimum investment requirements is known as excess capital stock. We had excess capital stock (including excess mandatorily redeemable capital stock) of $51.6 million and $61.8 million at June 30, 2010 and December 31, 2009.

Dividends

Our dividend philosophy is to pay out a sustainable dividend equal to or above the average three-month LIBOR rate for the covered period. While three-month LIBOR is our dividend benchmark, the actual dividend payout is impacted by Board of Director polices, regulatory requirements, financial projections, and actual performance. Therefore, the actual dividend rate may be higher or lower than average three-month LIBOR.

For the six months ended June 30, 2010, we paid cash dividends of $26.5 million compared to $14.6 million for the same period in 2009. The annualized dividend rate paid for the six months ended June 30, 2010 and 2009 was 2.00 percent and 1.00 percent.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, refer to our 2009 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2010.

Legislative and Regulatory Developments

FINANCIAL REGULATORY REFORM

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted into law. The Dodd-Frank Act, among other things: (i) creates a consumer financial protection agency; (ii) creates an inter-agency oversight council that will identify and provide for the regulation of systemically important financial institutions by the Federal Reserve Board; (iii) regulates the over-the-counter derivatives market; (iv) reforms the credit rating agencies; (v) provides shareholders with an advisory vote on the compensation practices of the entity in which they invest, including executive compensation and golden parachutes; (vi) establishes new requirements, including a risk-retention requirement, for MBS; (vii) makes a number of changes to the federal deposit insurance system (described further below); and (viii) creates a federal insurance office that will monitor the insurance industry.

The FHLBanks' business operations, funding costs, rights, obligations, and/or the manner in which FHLBanks carry out their housing-finance mission may be affected by the Dodd-Frank Act. For example, regulations on the over-the-counter derivatives market that may be issued under the Dodd-Frank Act could materially affect an FHLBank's ability or cost to hedge its interest rate risk exposure from advances, achieve the FHLBank's risk management objectives, and act as an intermediary between its members and counterparties.

Furthermore, if the FHLBanks are identified as being systemically important financial institutions under the Dodd-Frank Act, they would be subject to heightened prudential standards established by the Federal Reserve Board. These standards include, at a minimum, risk-based capital requirements, liquidity requirements, risk management, a resolution plan, and concentration limits. Other standards could encompass such matters as a requirement to issue contingent capital instruments, additional public disclosures, and limits on short-term debt. The Dodd-Frank Act also requires systemically important financial institutions to report to the Federal Reserve on the nature and extent of their credit exposures to other significant companies and undergo semi-annual stress tests. In addition, under the Volcker Rule provision in the Dodd-Frank Act, such institutions are subject to higher capital requirements and quantitative limits with regard to their proprietary trading.

In addition, the U.S. Treasury Department and the Housing and Urban Development Department are developing recommendations regarding the future of the housing GSEs, including the FHLBanks, and in April of 2010, issued a series of questions for public comment regarding how the housing finance system should be changed. We issued comments on July 21, 2010.

FINANCE AGENCY PROPOSED RULE ON FHLBANK CONSERVATORSHIP AND RECEIVERSHIP

On July 9, 2010, the Finance Agency published in the Federal Register a proposed rule implementing the conservatorship and receivership provisions of the Housing and Economic Recovery Act, which apply to Fannie Mae, Freddie Mac and the FHLBanks. The proposed rule addresses the status and priority of claims, the relationships among various classes of creditors and equity-holders, and the priorities for contract parties and other claimants with regard to the resolution of an FHLBank that is put into conservatorship or receivership by the Finance Agency. Comments on the proposed rule must be submitted to the Finance Agency on or before September 7, 2010.

EXTENSION OF TRANSACTION ACCOUNT GUARANTEE (TAG) PROGRAM

On June 28, 2010, the Federal Deposit Insurance Corporation (FDIC) published in the Federal Register a final rule extending the TAG program to December 31, 2010 for banks currently participating in the program. The TAG program provides FDIC insurance for all funds held at participating banks in qualifying non-interest bearing transaction accounts. The final rule also allows the FDIC to further extend the TAG program without further rulemaking, for a period of time not to exceed December 31, 2011, upon a determination by the FDIC that continuing economic difficulties warrant the extension.

In addition, the Dodd-Frank Act requires the FDIC and the National Credit Union Administration to provide unlimited deposit insurance for non-interest bearing transaction accounts. This Dodd-Frank Act requirement is effective for FDIC-insured institutions from December 31, 2010 until January 1, 2013 and for insured credit unions from the effective date of the Dodd-Frank Act until January 1, 2013. These TAG programs provide an alternative source of funds for many of our members that compete with our advance business.

FINANCE AGENCY PROPOSED RULE ON AFFORDABLE HOUSING GOALS

On May 28, 2010, the Finance Agency issued a proposed rule that would implement the requirement in the Housing and Economic Recovery Act for the Finance Agency to impose affordable housing goals on an FHLBank's mortgage purchases. Under the proposed rule, if an FHLBank's mortgage purchases under the AMA program exceed $2.5 billion in a given year, the FHLBank would be subject to three single-family owner-occupied purchase-money mortgage goals and one single-family refinancing mortgage goal. If a FHLBank fails to meet one of these housing goals, the proposed rule would allow the Finance Agency to require the FHLBank to submit a housing plan for future compliance with appropriate housing goals. Comments on the proposed rule were due on July 12, 2010.

FINANCE AGENCY PROPOSED RULE REGARDING FHLBANK INVESTMENTS

On May 4, 2010, the Finance Agency issued a proposed rule regarding FHLBank investments that would, among other things, incorporate certain current limitations regarding the level of an FHLBank's MBS investments that are applicable to an FHLBank as a matter of Finance Agency financial management policy and order, including without limitation, the provision limiting the level of an FHLBank's MBS investments to no more than 300 percent of that FHLBank's capital. The proposal also requests comment on whether additional limitations on an FHLBank's MBS investments, including its private-label MBS investments, should be adopted as part of a final rule. Comments are requested as to whether such limitations should be based on an FHLBank's level of retained earnings, some other basis or prohibited entirely. We issued comments on the proposed rule on July 6, 2010.

CORRESPONDENT CONCENTRATION RISKS GUIDANCE FOR FINANCIAL INSTITUTIONS

On May 4, 2010, the FDIC, Federal Reserve, Office of the Comptroller of the Currency, and Office of Thrift Supervision (the Agencies) issued final guidance on correspondent credit and funding concentration risks and due diligence that institutions should exercise to manage such exposures (CCR Guidance). The CCR Guidance is effective upon issuance. The CCR Guidance outlines the Agencies' expectations for financial institutions to identify, monitor, and manage credit and funding concentrations to other institutions on both a standalone and organization-wide basis.

The Agencies generally consider credit exposures arising from direct and indirect obligations in an amount equal to or greater than 25 percent of total capital as concentrations. While the Agencies have not established a funding concentration threshold, the CCR Guidance indicates that the Agencies have seen instances where funding exposures of five percent of an institution's liabilities have posed an elevated risk to the recipient, particularly when aggregated with other similar-sized funding concentrations. The CCR Guidance does not supplant or amend applicable regulations such as the Board's Limitations on Interbank Liabilities (Regulation F) which applies to all depository institutions insured by the FDIC.

OTHER DEPOSIT INSURANCE CHANGES

On May 3, 2010, the FDIC issued a proposed regulation that would use performance and loss severity measurement scores to determine the risk-based assessment rates for large FDIC-insured institutions. Under one of the measurements used in calculating the proposed performance score, large institutions with a lower ratio of core deposits to total liabilities would be subject to higher assessment rates. Under one of the measurements used in calculating the proposed loss severity score, institutions with a higher ratio of secured liabilities to domestic deposits would be considered more costly to resolve and would also be subject to higher assessment rates. The use of both these ratios in determining an institution's deposit insurance assessment rate may provide an incentive for our large member institutions to fund themselves through deposits.

In addition to requiring unlimited deposit insurance coverage for transaction accounts, the Dodd-Frank Act also makes a number of changes to the federal deposit insurance program. First, it requires the FDIC to base future assessments for deposit insurance on the amount of assets held by an institution instead of on the amount of deposits it holds. Second, it permanently increases deposit insurance coverage for insured banks, savings associations, and credit unions to $250,000. Third, it increased the reserve ratio for the FDIC insurance fund, which will cause an increase in the assessments imposed on federally insured institutions. Fourth, it requires insured depository institutions with assets of $10 billion or more to pay an additional deposit insurance assessment. The FDIC's risk-based assessment and the changes made in the Dodd-Frank Act may provide an incentive for some of our members to hold more deposits than they would if non-deposit liabilities were not a factor in determining an institution's deposit insurance assessments.

FINAL RULE REGARDING RESTRUCTURING THE OFFICE OF FINANCE

On May 3, 2010, the Finance Agency published a final rule restructuring the board of directors of the Office of Finance. The rule became effective June 2, 2010. Among other things the final rule: (i) increases the size of the board such that it will be comprised of the 12 FHLBank presidents and five independent directors; (ii) creates an audit committee; (iii) provides for the creation of other committees; (iv) sets a method for electing independent directors along with setting qualifications for these directors; and (v) provides that the method of funding the Office of Finance and allocating its expenses among the FHLBanks shall be determined by policies adopted by the board of directors. Under the final rule, the audit committee of the Office of Finance board of directors is comprised solely of the five independent directors and is charged with ensuring greater consistency in accounting policies and procedures among the FHLBanks with regard to the information provided to the Office of Finance for the combined financial reports. On July 9, 2010, the Finance Agency appointed five new independent directors to the Office of Finance's board of directors.

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

For additional discussion on pending legislative and regulatory developments, refer to our 2009 Form 10-K.

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

Our ERMP provides us a robust risk management framework that allows us flexibility to make rational decisions in stressed interest rate environments. Our Board of Directors determined that we should operate under a risk management philosophy of maintaining an AAA rating. An AAA rating provides us with ready access to funds in the capital markets. In line with this objective, the ERMP establishes risk measures, with policy limits or management action triggers (MATs), consistent with the maintenance of an AAA rating, to monitor our market risk, liquidity risk, and capital adequacy. Our MATs require close monitoring and measuring of the risks inherent in our Statements of Condition but provide more flexibility to react prudently when those trigger levels occur. Our policy limits define when immediate actions are required to address policy breaches. The following is a list of the risk measures in place at June 30, 2010 and whether they are monitored by a policy limit and/or MAT:

Market Risk:	Market Value of Capital Stock Sensitivity (policy limit and MAT) Mortgage Portfolio Market Value Sensitivity (policy limit and MAT) Projected 12-month GAAP Earnings per Share Sensitivity (MAT)
Liquidity Risk:	Contingent Liquidity (policy limit and MAT)
Capital Adequacy:	Economic Value of Capital Stock (MAT) Economic Capital Ratio (MAT)

Market Value of Capital Stock (MVCS) Sensitivity and Economic Value of Capital Stock (EVCS) are our key risk measures.

On April 29, 2010, our Board of Directors approved certain changes to our ERMP that became effective July 1, 2010. While the changes did not impact the overall goals of managing risks, they did change some of the detailed provisions, processes, and measures utilized to manage risk. These changes include, but are not limited to, changes in risk measures, the removal of MATs, and the expansion or revision of policy limits.

MARKET RISK/CAPITAL ADEQUACY

We define market risk as the risk that MVCS or net interest income will change as a result of changes in market conditions such as interest rates, spreads, and volatilities. Interest rate risk was the predominant type of market risk exposure during the six months ended June 30, 2010 and 2009. Our ERMP is designed to provide an asset and liability management framework to respond to changes in market conditions while minimizing balance sheet stress and income volatility. Management and the Board of Directors routinely review both the policy thresholds and the actual exposures to verify the interest rate risk in our balance sheet remains at prudent and reasonable levels.

The goal of our interest rate risk management strategy is to manage interest rate risk by setting and operating within an appropriate framework and limits. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and hedges, which, taken together, limit our expected exposure to interest rate risk. Management regularly monitors our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements. Our key market risk and capital adequacy measures are quantified in the “Market Value of Capital Stock Sensitivity” and “Economic Value of Capital Stock” sections that follow.

Market Value of Capital Stock Sensitivity

We define MVCS as an estimate of the market value of assets minus the market value of liabilities adjusted for the market value of derivatives divided by the total shares of capital stock outstanding. It represents an estimation of the “liquidation value” of one share of our capital stock if all assets and liabilities were liquidated at current market prices. MVCS does not fully represent our long-term value, as it takes into account short-term market price fluctuations. These fluctuations are generally unrelated to the long-term value of the cash flows from our assets and liabilities.

The MVCS calculation uses market prices, as well as interest rates and volatilities, and assumes a static balance sheet. The timing and variability of balance sheet cash flows are calculated by an internal model. To ensure the accuracy of the market value calculation, we reconcile the computed market prices of complex instruments, such as financial derivatives and mortgage assets, to market observed prices or dealers' quotes.

Interest rate risk stress tests of MVCS involve instantaneous parallel shifts in interest rates. The resulting percentage change in MVCS from the base case value is an indication of longer-term repricing risk and option risk embedded in the balance sheet.

To protect the MVCS from large interest rate swings, we use hedging transactions, such as entering into or canceling interest rate swaps on existing debt, altering the funding structure supporting MBS and MPF purchases, and purchasing interest rate swaptions, caps, and floors.

The policy limits for MVCS are 5 percent and 10 percent declines from base case in the up and down 100 and 200 basis point parallel interest rate shift scenarios, respectively. Any breach of policy limits requires an immediate action to bring the exposure back within policy limits, as well as a report to the Board of Directors.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at each quarter-end during 2010 and 2009:

	Market Value of Capital Stock (Dollars per Share)
	Down 200	Down 100	Base Case	Up 100	Up 200
2010
June	$95.0	$100.8	$105.9	$104.7	$99.6
March	$78.7	$100.5	$102.9	$99.8	$94.2
2009
December	$85.1	$100.2	$100.2	$97.2	$92.0
September	$78.4	$91.7	$95.5	$93.5	$89.0
June	$72.1	$86.9	$91.2	$90.4	$87.4
March	$42.7	$59.2	$76.3	$86.9	$85.7

	Percent Change from Base Case
	Down 200	Down 100	Base Case	Up 100	Up 200
2010
June	(10.3)%	(4.8)%	—%	(1.1)%	(6.0)%
March	(23.5)%	(2.3)%	—%	(3.0)%	(8.5)%
2009
December	(15.1)%	—%	—%	(0.3)%	(8.2)%
September	(17.9)%	(4.0)%	—%	(2.1)%	(6.8)%
June	(20.9)%	(4.7)%	—%	(9.0)%	(4.2)%
March	(44.0)%	(22.3)%	—%	14.0%	12.3%

The increase in base case MVCS at June 30, 2010 compared with March 31, 2010 and December 31, 2009 was primarily attributable to the following:

•
Decreased option-adjusted spread on our mortgage assets. During the six months ended June 30, 2010, the spread between mortgage interest rates and LIBOR decreased significantly when compared to the fourth quarter of 2009, which increased the value of our mortgage assets.

•
Decreased interest rates. Interest rates decreases during the six months ended June 30, 2010 as compared to the fourth quarter of 2009, which increased MVCS due to a slightly longer duration of our assets compared to our liabilities.

•
Increased retained earnings. Retained earnings increased during the six months ended June 30, 2010 due primarily to earnings in excess of dividend payments. As we retain earnings, our equity position increases, thereby increasing MVCS.

During the six months ended June 30, 2010 and all of 2009, our projected MVCS in the down 200 basis point rate shift scenario fell below the ten percent policy threshold loss. However, in February 2008, our Board of Directors suspended all policy limits pertaining to the down 200 basis point rate shift scenario due to the already low interest rate environment.

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

Our ERMP sets the MAT for EVCS at $100 per share. If EVCS drops below $100 per share, the ERMP requires that we increase our required retained earnings to account for the shortfall. If actual retained earnings fall below the retained earnings requirement, we, as determined by the Board of Directors, are required to establish an action plan to enable us to return to our required retained earnings within twelve months. At June 30, 2010, our actual retained earnings were above the retained earnings requirement, and therefore no action plan was necessary.

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at each quarter-end during 2010 and 2009.

Economic Value of Capital Stock (Dollars Per Share)
2010
June	$114.0
March	$114.2
2009
December	$108.7
September	$106.9
June	$102.1
March	$86.3

Our EVCS decreased slightly since March 31, 2010 but remained higher than December 31, 2009. The improvement when compared to December 31, 2009 was primarily attributable to the following:

•
Decreased interest rates. During the six months ended June 30, 2010, interest rates decreased when compared to the fourth quarter of 2009, which increased EVCS due to a slightly longer duration of our assets compared to our liabilities.

•
Improvement in our funding costs relative to LIBOR. Because the EVCS methodology focuses on the long-term value of one share of capital stock, we discount future cash flows of our assets, liabilities, and derivatives using our cost of funds. During the six months ended June 30, 2010, our cost of funds relative to LIBOR improved when compared to December 31, 2009, and therefore EVCS was positively impacted as the long-term net earnings potential of our balance sheet increased.

•
Increased retained earnings. Retained earnings increased during the six months ended June 30, 2010 due primarily to earnings in excess of dividend payments. As we retain earnings, our equity position increases, thereby increasing EVCS.

LIQUIDITY RISK

We define liquidity risk as the risk that we will be unable to meet our obligations as they come due or meet the credit needs of our members and housing associates in a timely and cost efficient manner. Day-to-day and contingency liquidity objectives are designed to protect our financial strength and to allow us to withstand market disruption. To achieve these objectives, we establish liquidity management requirements and maintain liquidity in accordance with Finance Agency regulations and our ERMP. Effective July 1, 2010, we removed our day-to-day and contingency liquidity requirements from the ERMP. As a result, all liquidity requirements are now in accordance with Finance Agency regulations. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity” for additional details on our liquidity management.

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

Although management has policies and procedures in place to manage credit risk, we may be exposed because the outstanding advance value may exceed the liquidation value of our collateral. We mitigate this risk through applying collateral discounts, requiring most borrowers to execute a blanket lien, taking delivery of collateral, and limiting extensions of credit. Collateral discounts, or haircuts, are applied to the unpaid principal balance or market value, if available, of the collateral to determine the advance equivalent value of the collateral securing each borrower's obligations. The amount of these discounts will vary based on the type of collateral and security agreement. We determine these discounts or haircuts using data based upon historical price changes, discounted cash flow analyses, and loan level modeling.

At June 30, 2010 and December 31, 2009, borrowers pledged $89.7 billion and $86.3 billion of collateral (net of applicable discounts) to support $35.3 billion and $38.6 billion of advances and other activities with us. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate liquidity availability and to borrow additional amounts in the future.

Mortgage Assets

We are exposed to mortgage asset credit risk through our participation in the MPF program and MBS activities. Mortgage asset credit risk is the risk that we will not receive timely payments of principal and interest due from mortgage borrowers because of borrower defaults. Credit risk on mortgage assets is affected by numerous characteristics, including loan type, borrower's credit history, and other factors such as home price fluctuations, unemployment levels, and other economic factors in the local market or nationwide.

MPF LOANS

Through our participation in the MPF program, we invest in conventional and government-insured residential mortgage loans that are acquired through or purchased from a PFI. We currently offer six MPF loan products to our PFIs: Original MPF, MPF 100, MPF 125, MPF Plus, Original MPF Government, and MPF Xtra. For additional discussion of our MPF products, see “Item 1. Business - Products and Services —Mortgage Finance—MPF Loan Types” in our 2009 Form 10-K.

The following table presents the unpaid principal balance of our MPF portfolio by product type (dollars in billions):

	June 30, 2010		December 31, 2009
Product Type	Dollars	Percent	Dollars	Percent
Original MPF	$0.5	6.7%	$0.5	6.5%
MPF 100	0.1	1.3	0.1	1.3
MPF 125	2.5	33.3	2.4	31.2
MPF Plus	4.0	53.4	4.3	55.8
Total conventional loans	7.1	94.7	7.3	94.8

Government-insured loans	0.4	5.3	0.4	5.2

Total mortgage loans	$7.5	100.0%	$7.7	100.0%

We manage the credit risk on mortgage loans acquired in the MPF program by (i) using agreements to establish credit risk sharing responsibilities with our PFIs, (ii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs, and (iii) establishing prudent credit loss reserves to reflect management's estimate of probable credit losses inherent in the portfolio. Our management of credit risk in the MPF program involves several layers of legal loss protection that are defined in agreements among us and our PFIs.

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

PFIs are paid a credit enhancement fee for managing the credit risk, and in some instances all or a portion of the credit enhancement fee may be performance based. Credit enhancement fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans in the master commitment. To the extent we experience losses in a master commitment, we may be able to recapture credit enhancement fees paid to the PFI to offset potential credit losses.

For our conventional MPF loans, the availability of loss protection may differ slightly among MPF products. Our loss protection consists of the following loss layers, in order of priority:

•
Homeowner Equity.

•
Primary Mortgage Insurance. PMI is on all loans with homeowner equity of less than 20 percent of the original purchase price or appraised value.

•
First Loss Account. The first loss account specifies our potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. If we experience losses in a master commitment, these losses will either be (i) recovered through the recapture of performance based credit enhancement fees from the PFI or (ii) absorbed by us. The first loss account balance for all master commitments is a memorandum account and was $118.3 million and $116.4 million at June 30, 2010 and December 31, 2009.

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

On August 7, 2009, the Finance Agency granted a waiver for one year on the AA rating requirement of SMI providers for existing loans and commitments in the MPF program. The waiver required us to evaluate the claims-paying ability of our SMI providers and hold retained earnings, if necessary, to mitigate the risks associated with using an SMI provider having a rating below AA. On July 29, 2010, the Finance Agency extended the waiver for an additional year, subject to the same conditions. We evaluated the claims-paying ability of our SMI providers and determined that (i) we expect our SMI providers to continue to perform their obligations under the SMI policies for the foreseeable future, (ii) there are no viable, cost-effective credit enhancement alternatives, and (iii) all of the SMI providers continue to remain eligible PMI providers under guidelines established by Fannie Mae, Freddie Mac, and the MPF program. As a result, we determined that it is not necessary to hold retained earnings to mitigate the risk of using these SMI providers. As new information regarding the claims-paying ability of our SMI providers becomes available, we will reevaluate the need to hold retained earnings.

The following table summarizes our conventional loan delinquencies as well as our real estate owned (dollars in thousands):

	Unpaid Principal Balance
	June 30, 2010	December 31, 2009

30 - 59 days delinquent and not in foreclosure	$84,131	$91,960
60 - 89 days delinquent and not in foreclsoure	30,987	34,966
90 days or more delinquent and not in foreclosure	53,456	45,803
In process of foreclosure[1]	62,569	56,894
	$231,143	$229,623

Real estate owned inventory	$13,977	$12,178

Serious delinquency rate[2]	1.6%	1.4%

[1]	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

[2]
Conventional loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total conventional loan portfolio unpaid principal balance. We only hold fixed rate prime conventional mortgage loans.

The following table presents additional information on our mortgage loans held for portfolio (dollars in thousands):

	June 30, 2010	December 31, 2009

Total unpaid principal balance of mortgage loans past due 90 days or more and still accruing interest[1]	$3,060	$5,306

Total unpaid principal balance of nonaccrual mortgage loans[2]	$115,530	$102,028

Allowance for Credit Losses on Mortgage Loans:
Balance, beginning of period	$1,887	$500
Charge-offs	(239)	(88)
Provision for credit losses	3,952	1,475
Balance, end of period	$5,600	$1,887

Ratio of charge-offs during the period to average loans outstanding during the period	*	*

	Six Months Ended June 30,
Interest Shortfall on Nonaccrual Mortgage Loans:	2010	2009
Gross interest income that would have been recorded based on original terms during the period	$3,008	$1,637
Interest actually recognized in net income during the period	—	—
Interest shortfall	$3,008	$1,637

[1]
Represents government-insured mortgage loans. A government insured mortgage loan that is 90 days or more past due is not placed on nonaccrual status because of the (i) U.S. Government guarantee of the loan and (ii) contractual obligation of the loan servicer to repurchase the loan when certain criteria are met.

[2]	Nonaccrual mortgage loans are defined as conventional mortgage loans that are 90 days or more past due.

*	Amount is less than 0.01 percent.

We estimate our allowance for credit losses based upon both quantitative and qualitative factors that may vary based upon the MPF product. Quantitative factors include, but are not limited to, a rolling twelve-month average of (i) loan delinquencies, (ii) loans migrating to real estate owned, and (iii) actual historical losses, as well as credit enhancement fees available to recapture expected losses assuming a declining portfolio balance adjusted for prepayments. Qualitative factors include, but are not limited to, management judgment and experience and changes in national and local economic trends.

During 2009, as a result of increased delinquency and loss severity rates and decreased estimated credit enhancement fees available to recapture losses, we increased our provision by $1.5 million, resulting in an allowance for credit losses of $1.9 million at December 31, 2009. During the six months ended June 30, 2010, we continued to experience an increase in delinquency and loss severity rates, which increased expected losses. For a portion of the expected losses, we allocated available credit enhancement fees to recapture the losses. As a result, estimated credit enhancement fees available to recapture losses decreased to $5.3 million at June 30, 2010 from $6.9 million at December 31, 2009. For all other expected losses determined by our model that were not recoverable through the recapture of credit enhancement fees, plus management's expectation that loans migrating to real estate owned will increase beyond our current model estimate, we recorded an additional provision of $4.0 million during the six months ended June 30, 2010. As a result, our allowance for credit losses was $5.6 million at June 30, 2010.

MORTGAGE-BACKED SECURITIES

Finance Agency regulations allow us to invest in MBS guaranteed by the U.S. Government, GSEs, and other MBS that are rated AAA by S&P, Aaa by Moody's, or AAA by Fitch on the purchase date. We are exposed to credit risk to the extent these MBS fail to perform adequately. We do ongoing analysis to evaluate the investments and creditworthiness of the issuers, trustees, and servicers for potential credit issues.

At June 30, 2010, we owned $13.2 billion of MBS, of which $13.1 billion or 99 percent were guaranteed by the U.S. Government or issued by GSEs and $0.1 billion or one percent were MPF shared funding certificates or private-label MBS. At December 31, 2009, we owned $11.3 billion of MBS, of which $11.2 billion or 99 percent were guaranteed by the U.S. Government or issued by GSEs and $0.1 billion or one percent were MPF shared funding certificates or private-label MBS.

Our MPF shared funding certificates are mortgage-backed certificates created from conventional conforming mortgages using a senior/subordinated tranche structure. We record these investments as held-to-maturity. We do not consolidate our investment in MPF shared funding certificates since we are not the sponsor or primary beneficiary of these variable interest entities. As of July 31, 2010, all of our MPF shared funding certificates were rated AA or higher by a NRSRO.

Our private-label MBS are variable rate securities backed by prime loans. We record these investments as held-to-maturity. The following table shows our private-label MBS and credit ratings (dollars in millions):

Credit Rating[1]	June 30, 2010	December 31, 2009

AAA	$20	$20
AA	10	11
A	4	4

Total private-label MBS	$34	$35

The following table summarizes the characteristics of our private-label MBS by year of securitization at June 30, 2010 and December 31, 2009 (dollars in millions):

Year of Securitization	Unpaid Principal Balance	Gross Unrealized Losses	Fair Value	Investment Grade %[1]	Watchlist %[2]

2003 and earlier	$34	$5	$29	100%	73%

[1]	Investment grade includes securities that are rated BBB or higher by any NRSRO.

[2]	Includes any securities placed on negative watch by any NRSRO. As of July 31, 2010, three of our private-label MBS were on negative watch by a NRSRO.

The following table summarizes the fair value of our private-label MBS as a percentage of unpaid principal balance by quarter:

Year of Securitization	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009

2003 and earlier	84%	81%	80%	81%	80%

The following table shows portfolio characteristics of the underlying collateral of our private-label MBS:

Portfolio Characteristics	June 30, 2010	December 31, 2009
Weighted average FICO® score at origination[1]	725	725
Weighted average loan-to-value at origination	65%	65%
Weighted average original credit enhancement	4%	4%
Weighted average credit enhancement	9%	9%
Weighted average collateral delinquency rate[2]	5%	5%

[1]	FICO® is a widely used credit industry model developed by Fair, Isaac, and Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850.

[2]	Represents the percentage of underlying loans that are 60 days or more past due.

The following table shows the state concentrations of our private-label MBS at June 30, 2010 and December 31, 2009. State concentrations are calculated based on unpaid principal balances.

State Concentrations

Florida	14.2%
California	12.9
Georgia	11.9
New York	9.5
New Jersey	5.1
All other[1]	46.4

Total	100.0%

[1]	There are no individual states with a concentration greater than 4.5 percent.

At June 30, 2010, we do not consider any of our MPF shared funding securities or private-label MBS to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements—Note 6—Other-Than-Temporary Impairment.”

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

Our primary credit risk on investments is the counterparties' ability to meet repayment terms. We mitigate this credit risk by investing in highly-rated investments and establishing unsecured credit limits to counterparties based on the credit quality and capital level of the counterparty as well as our capital level. Because our investments are transacted with highly-rated counterparties, our credit risk is low; accordingly, we have not set aside specific reserves for our investment portfolio. We do, however, maintain a level of retained earnings to absorb any unexpected losses from our investments that may arise from stress conditions.

The following table shows our total investment securities by investment credit rating (excluding accrued interest receivable) (dollars in millions):

	June 30, 2010		December 31, 2009
Credit Rating[1]	Amount	% of Total Investments	Amount	% of Total Investments
Long-term
AAA[2]	$16,202	84.5%	$16,687	80.3%
AA	336	1.8	503	2.4
A	4	*	5	*
BBB[3]	3	*	3	*
Total long-term	$16,545	86.3	$17,198	82.7

Short-term
A-1 or higher/P-1[2]	2,195	11.4	3,310	15.9
A-2/P-2	435	2.3	278	1.4
Total short-term	2,630	13.7	3,588	17.3

Unrated[4]	4	*	4	*

Total	$19,179	100.0%	$20,790	100.0%

[1]	Represents the lowest credit rating by any NRSRO.

[2]	TLGP investments and interest bearing deposits are rated either AAA or A-1 because they are guaranteed by the U.S. Government or FDIC.

[3]	Represents a municipal bond that has all future principal and interest payments escrowed.

[4]	Unrated securities represent an equity investment in Small Business Investment Company.

*	Amount is less than 0.1 percent.

Short-term investments decreased at June 30, 2010 when compared to December 31, 2009 due primarily to a lack of attractive short-term investment opportunities resulting from increased deposit levels and available liquidity for financial institutions serving as our counterparties. In addition, due to ERMP changes and credit risk concerns stemming from the European debt crisis, we reduced our counterparty exposure limits (i.e., size and term) during the second quarter of 2010. Long-term investments decreased at June 30, 2010 when compared to December 31, 2009 due to us selling certain TLGP and taxable municipal bond investments in an effort to (i) lock in a portion of the holding gains associated with these assets, (ii) reduce our exposure to income statement volatility and (iii) re-invest some of the proceeds in higher-yielding assets.

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

The following tables show our derivative counterparty credit exposure, excluding mortgage delivery commitments, and after applying netting agreements and collateral (dollars in millions):

	June 30, 2010
Credit Rating[1]	Active Counterparties	Notional Amount[2]	Total Exposure at Fair Value[3]	Value of Collateral Pledged	Exposure Net of Collateral[4]

AAA	1	$276	$—	$—	$—
AA	7	20,812	16	14	2
A	13	26,908	30	22	8
BBB	1	28	—	—	—

Total	22	$48,024	$46	$36	$10

	December 31, 2009
Credit Rating[1]	Active Counterparties	Notional Amount[2]	Total Exposure at Fair Value[3]	Value of Collateral Pledged	Exposure Net of Collateral[4]

AAA	1	$276	$—	$—	$—
AA	7	17,419	5	—	5
A	14	29,176	9	3	6

Total	22	$46,871	$14	$3	$11

[1]	Credit rating is the lower of the S&P, Moody's, and Fitch ratings stated in terms of the S&P equivalent.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Market Risk/Capital Adequacy” and the sections referenced therein for quantitative and qualitative disclosures about market risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

Management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the President and Chief Executive Officer and Chief Financial Officer as of the end of the quarterly period covered by this report. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Bank's disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this report.

Internal Control Over Financial Reporting

For the second quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently aware of any pending or threatened legal proceedings against us that could have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2009 Form 10-K. There have been no material changes to our risk factors during the three months ended June 30, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932. *

3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective February 26, 2009. **

4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, dated March 21, 2009, approved by the Finance Agency on March 6, 2009. ***

10.1	Federal Home Loan Bank of Des Moines Third Amended and Restated Benefit Equalization Plan revised July 1, 2010.

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the executive vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the executive vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the SEC on May 12, 2006.

**	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the SEC on March 2, 2009.

***	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K/A filed with the SEC on March 31, 2009.

SIGNATURE

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	August 10, 2010

By:	/s/ Richard S. Swanson
Richard S. Swanson President and Chief Executive Officer