Form 10-Q
period 2010-11-10
Federal Home Loan Bank of Des Moines
filed 2010-11-10
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of
October 31, 2010
Class B Stock, par value $100	22,485,725

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(In thousands, except shares)
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$106,400	$298,841
Interest-bearing deposits	11,051	10,570
Securities purchased under agreements to resell	2,250,000	—
Federal funds sold	2,036,000	3,133,000
Investments
Trading securities (Note 3)	1,496,680	4,434,522
Available-for-sale securities (Note 4)	6,549,195	7,737,413
Held-to-maturity securities (estimated fair value of $8,148,383 and $5,535,975 at September 30, 2010 and December 31, 2009) (Note 5)	7,897,150	5,474,664
Advances (Note 7)	32,014,188	35,720,398
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $6,800 and $1,887 at September 30, 2010 and December 31, 2009 (Note 8)	7,548,744	7,716,549
Accrued interest receivable	88,752	81,703
Premises, software, and equipment, net	9,185	9,062
Derivative assets (Note 9)	8,571	11,012
Other assets	52,423	28,939
Total assets	$60,068,339	$64,656,673

LIABILITIES AND CAPITAL
LIABILITIES
Deposits
Interest-bearing	$1,379,237	$1,144,225
Non-interest-bearing demand	124,580	80,966
Total deposits	1,503,817	1,225,191
Consolidated obligations (Note 10)
Discount notes	7,470,727	9,417,182
Bonds (includes $1,510,607 and $5,997,867 at fair value under the fair value option at September 30, 2010 and December 31, 2009)	47,518,521	50,494,474
Total consolidated obligations	54,989,248	59,911,656
Mandatorily redeemable capital stock (Note 11)	4,697	8,346
Accrued interest payable	234,898	243,693
Affordable Housing Program (AHP) Payable	41,204	40,479
Payable to REFCORP	9,907	10,124
Derivative liabilities (Note 9)	271,722	280,384
Other liabilities	40,857	26,245
Total liabilities	57,096,350	61,746,118

Commitments and contingencies (Note 14)

CAPITAL (Note 11)
Capital stock - Class B putable ($100 par value) authorized, issued, and outstanding 22,962,260 and 24,604,186 shares at September 30, 2010 and December 31, 2009	2,296,226	2,460,419
Retained earnings	529,213	484,071
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on available-for-sale securities (Note 4)	147,812	(32,533)
Pension and postretirement benefits	(1,262)	(1,402)
Total capital	2,971,989	2,910,555
Total liabilities and capital	$60,068,339	$64,656,673

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST INCOME
Advances	$98,989	$148,880	$307,543	$535,131
Advance prepayment fees, net	133,521	3,471	152,435	6,719
Interest-bearing deposits	111	108	254	339
Securities purchased under agreements to resell	913	466	1,493	1,625
Federal funds sold	542	2,449	3,845	15,645
Investments
Trading securities	7,648	14,667	33,320	49,936
Available-for-sale securities	24,225	17,960	74,102	40,119
Held-to-maturity securities	62,110	42,541	166,598	133,868
Mortgage loans	88,997	95,057	272,567	348,972
Total interest income	417,056	325,599	1,012,157	1,132,354

INTEREST EXPENSE
Consolidated obligations
Discount notes	2,667	18,829	7,221	126,539
Bonds	210,138	247,929	675,300	873,024
Deposits	350	582	873	2,050
Borrowings from other FHLBanks	—	—	2	21
Mandatorily redeemable capital stock	32	117	106	199
Total interest expense	213,187	267,457	683,502	1,001,833

NET INTEREST INCOME	203,869	58,142	328,655	130,521
Provision for credit losses on mortgage loans held for portfolio	1,695	91	5,647	341
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	202,174	58,051	323,008	130,180

OTHER (LOSS) INCOME
Service fees	380	416	1,238	1,647
Net gain (loss) on trading securities	7,925	(1,697)	61,557	52,056
Net gain (loss) on sale of available-for-sale securities	—	31,059	—	(11,710)
Net gain (loss) on bonds held at fair value	3,027	(3,165)	1,882	(15,392)
Net gain on loans held for sale	—	—	—	1,342
Net (loss) gain on derivatives and hedging activities	(23,562)	1,881	(112,792)	98,297
Loss on extinguishment of debt	(127,308)	(28,567)	(131,335)	(80,925)
Other, net	2,941	1,551	7,733	3,896
Total other (loss) income	(136,597)	1,478	(171,717)	49,211

OTHER EXPENSE
Compensation and benefits	7,386	6,874	22,678	21,053
Operating	3,197	3,410	11,969	11,512
Federal Housing Finance Agency	637	551	1,994	1,694
Office of Finance	414	468	1,456	1,576
Total other expense	11,634	11,303	38,097	35,835

INCOME BEFORE ASSESSMENTS	53,943	48,226	113,194	143,556

AHP	4,406	3,948	9,251	11,739
REFCORP	9,908	8,856	20,789	26,364
Total assessments	14,314	12,804	30,040	38,103

NET INCOME	$39,629	$35,422	$83,154	$105,453

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

	Capital Stock Class B (putable)			Accumulated Other
	Shares	Par Value	Retained Earnings	Comprehensive Income	Total Capital

BALANCE DECEMBER 31, 2009	24,604	$2,460,419	$484,071	$(33,935)	$2,910,555
Proceeds from issuance of capital stock	3,633	363,246	—	—	363,246
Repurchase/redemption of capital stock	(5,234)	(523,356)	—	—	(523,356)
Net shares reclassified to mandatorily redeemable capital stock	(41)	(4,083)	—	—	(4,083)
Comprehensive income:
Net income	—	—	83,154	—	83,154
Other comprehensive income:
Net unrealized gain on available-for-sale securities	—	—	—	180,345	180,345
Pension and postretirement benefits	—	—	—	140	140
Total comprehensive income					263,639
Cash dividends on capital stock (2.00% annualized)	—	—	(38,012)	—	(38,012)
BALANCE SEPTEMBER 30, 2010	22,962	$2,296,226	$529,213	$146,550	$2,971,989

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

	Capital Stock Class B (putable)			Accumulated Other
	Shares	Par Value	Retained Earnings	Comprehensive Loss	Total Capital

BALANCE DECEMBER 31, 2008	27,809	$2,780,927	$381,973	$(145,533)	$3,017,367
Proceeds from issuance of capital stock	1,898	189,804	—	—	189,804
Repurchase/redemption of capital stock	(23)	(2,285)	—	—	(2,285)
Net shares reclassified to mandatorily redeemable capital stock	(165)	(16,573)	—	—	(16,573)
Comprehensive income:
Net income	—	—	105,453	—	105,453
Other comprehensive income:
Net unrealized gain on available-for-sale securities	—	—	—	185,824	185,824
Reclassification adjustment for losses included in net income relating to the sale of available-for-sale securities	—	—	—	(64,524)	(64,524)
Pension and postretirement benefits	—	—	—	138	138
Total comprehensive income					226,891
Cash dividends on capital stock (1.34% annualized)	—	—	(29,040)	—	(29,040)
BALANCE SEPTEMBER 30, 2009	29,519	$2,951,873	$458,386	$(24,095)	$3,386,164

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$83,154	$105,453

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization:
Net premiums, discounts, and basis adjustments on investments, advances, mortgage loans, and consolidated obligations	29,097	(33,799)
Concessions on consolidated obligations	7,407	3,395
Premises, software, and equipment	1,383	996
Other	(26)	279
Provision for credit losses on mortgage loans held for portfolio	5,647	341
Loss on extinguishment of debt	131,335	80,925
Net gain on trading securities	(61,557)	(52,056)
Net loss on sale of available-for-sale securities	—	11,710
Net gain on loans held for sale	—	(1,342)
Net change in fair value on bonds held at fair value	(1,882)	15,392
Net change in fair value on derivatives and hedging activities	(24,198)	(84,618)
Net realized loss on disposal of premises, software, and equipment	557	4
Net gain on real estate owned	(3,172)	—
Net change in:
Accrued interest receivable	(7,067)	8,398
Accrued interest on derivatives	(15,323)	16,033
Other assets	1,228	443
Accrued interest payable	(9,165)	(27,694)
AHP Payable and discount on AHP advances	712	692
Payable to REFCORP	(217)	8,878
Other liabilities	3,587	(2,997)

Total adjustments	58,346	(55,020)

Net cash provided by operating activities	141,500	50,433

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(125,781)	171,967
Securities purchased under agreements to resell	(2,250,000)	—
Federal funds sold	1,097,000	(1,060,000)
Trading securities:
Proceeds from sales	2,999,401	754,626
Purchases	—	(3,844,300)
Available-for-sale securities:
Proceeds from sales and maturities	1,589,609	3,270,871
Purchases	(189,880)	(4,638,468)
Held-to-maturity securities:
Net (increase) decrease in short-term	(335,000)	384,933
Proceeds from maturities	1,819,314	1,082,735
Purchases	(3,904,199)	(1,249,913)
Advances to members:
Principal collected	30,921,415	35,776,149
Originated	(26,859,854)	(30,551,036)
Mortgage loans held for portfolio:
Principal collected	1,061,580	1,943,767
Originated or purchased	(920,359)	(1,368,885)
Mortgage loans held for sale:
Principal collected	—	128,045
Proceeds from sales	—	2,123,595
Proceeds from sales of foreclosed assets	17,183	11,452
Additions to premises, software, and equipment	(2,073)	(1,717)
Proceeds from sale of premises, software, and equipment	10	185
Net cash provided by investing activities	4,918,366	2,934,006

FINANCING ACTIVITIES
Net change in:
Deposits	337,399	(276,045)
Net proceeds (payments) on derivative contracts with financing elements	20,725	(7,787)
Net proceeds from issuance of consolidated obligations:
Discount notes	247,309,644	607,196,488
Bonds	31,276,702	20,766,716
Payments for maturing, transferring and retiring consolidated obligations:
Discount notes	(249,251,189)	(614,333,936)
Bonds	(34,739,734)	(16,495,849)
Proceeds from issuance of capital stock	363,246	189,804
Payments for repurchase of mandatorily redeemable capital stock	(7,732)	(9,976)
Payments for repurchase/redemption of capital stock	(523,356)	(2,285)
Cash dividends paid	(38,012)	(29,040)
Net cash used in financing activities	(5,252,307)	(3,001,910)

Net decrease in cash and due from banks	(192,441)	(17,471)
Cash and due from banks at beginning of the period	298,841	44,368
Cash and due from banks at end of the period	$106,400	$26,897

Supplemental disclosures
Cash paid during the period for:
Interest	$1,366,257	$1,552,789
AHP	$8,526	$11,135
REFCORP	$21,006	$17,486
Unpaid principal balance transferred from mortgage loans held for portfolio to real estate owned	$21,323	$11,896
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

Note 1—Basis of Presentation

The accompanying unaudited financial statements of the Bank for the three and nine months ended September 30, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information required by GAAP for full year information and should be read in conjunction with the audited financial statements for the year ended December 31, 2009, which are contained in the Bank's annual report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010 (2009 Form 10-K).

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

Reclassifications

During the third quarter of 2010, the Bank changed its calculation of adjusted net interest income for segment reporting and renamed this measure core net interest income. Prior period amounts were reclassified to be consistent with the presentation for the three and nine months ended September 30, 2010. Refer to "Note 12 - Segment Information" for further information.

During the fourth quarter of 2009, the Bank classified all proceeds from sales of foreclosed assets as investing activities in the Statements of Cash Flows. Prior period amounts were reclassified to be consistent with the presentation for the nine months ended September 30, 2010.

Note 2—Recently Issued and Adopted Accounting Standards & Interpretations

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to enhance financial statement disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires all public and nonpublic entities with financing receivables, including loans, lease receivables, and other long-term receivables, to provide disclosures that facilitate a financial statement user's evaluation of the following: (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in its allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or at the lower of cost or fair value, and debt securities are exempt from this amended guidance. For public entities, the required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the Bank). The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011 for the Bank). The Bank's adoption of this amended guidance will likely result in increased interim and annual financial statement disclosures, but will not impact the Bank's financial condition, results of operations, or cash flows.

Scope Exception Related to Embedded Credit Derivatives. On March 5, 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This amended guidance became effective as of July 1, 2010 for the Bank. The Bank's adoption of this amended guidance did not impact its financial condition, results of operations, or cash flows.

Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements. On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Furthermore, the update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers' disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The amended guidance became effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the Bank), except for the disclosures about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the Bank), and for interim periods within those fiscal years. In the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The Bank adopted this amended guidance effective January 1, 2010, with the exception of disclosures about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. The Bank's adoption of this amended guidance resulted in increased interim and annual financial statement disclosures but did not impact the Bank's financial condition, results of operations, or cash flows.

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

This guidance became effective as of January 1, 2010 for the Bank. The Bank evaluated its investments in VIEs and determined that consolidation accounting is not required under the new accounting guidance since the Bank is not the primary beneficiary as described above. Therefore, the Bank's adoption of this guidance did not impact its financial condition, results of operations, or cash flows.

Accounting for Transfers of Financial Assets. On June 12, 2009, the FASB issued guidance intended to improve the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Key provisions of the guidance include: (i) the removal of the concept of qualifying special purpose entities; (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred; and (iii) the requirement that in order to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and a transferor's continuing involvement in transferred financial assets. This guidance became effective as of January 1, 2010 for the Bank. The adoption of this guidance did not impact the Bank's financial condition, results of operations, or cash flows.

Note 3—Trading Securities

Major Security Types. Trading securities were as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
TLGP[1]	$1,216,305	$3,692,984
Taxable municipal bonds[2]	280,375	741,538
Total	$1,496,680	$4,434,522

[1]	Temporary Liquidity Guarantee Program (TLGP) securities represented corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.

[2]	Taxable municipal bonds represented investments in U.S. Government subsidized Build America Bonds.

The following table summarizes net gain (loss) on trading securities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Realized gain on sale of trading securities	$4,882	$3,038	$28,586	$3,626
Holding gain (loss) on trading securities	3,043	(4,735)	32,971	48,430
Net gain (loss) on trading securities	$7,925	$(1,697)	$61,557	$52,056

Note 4—Available-for-Sale Securities

Major Security Types. Available-for-sale securities at September 30, 2010 were as follows (dollars in thousands):

			Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost	Hedging Adjustments	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
TLGP[1]	$563,688	$1,277	$2,086	$—	$567,051
Taxable municipal bonds[2]	28,077	(61)	78	3	28,091
Other U.S. obligations[3]	79,752	—	3,235	—	82,987
Government-sponsored enterprise obligations[4]	489,431	17,761	40,312	—	547,504
Total non-mortgage-backed securities	1,160,948	18,977	45,711	3	1,225,633

Mortgage-backed securities
Government-sponsored enterprise[5]	5,221,458	—	105,369	3,265	5,323,562

Total	$6,382,406	$18,977	$151,080	$3,268	$6,549,195

Available-for-sale securities at December 31, 2009 were as follows (dollars in thousands):

			Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost	Hedging Adjustments	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
TLGP[1]	$563,688	$41	$2,028	$—	$565,757
Government-sponsored enterprise obligations[4]	491,136	(1,847)	5,793	1,798	493,284
Total non-mortgage-backed securities	1,054,824	(1,806)	7,821	1,798	1,059,041

Mortgage-backed securities
Government-sponsored enterprise[5]	6,716,928	—	10,514	49,070	6,678,372

Total	$7,771,752	$(1,806)	$18,335	$50,868	$7,737,413

[1]	TLGP securities represented corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.

[2]	Taxable municipal bonds represented investments in U.S. Government subsidized Build America Bonds and State of Iowa IJOBS Program Special Obligations.

[3]	Other U.S. obligations represented Export-Import Bank bonds.

[4]	Government-sponsored enterprise (GSE) obligations represented Tennessee Valley Authority (TVA) and Federal Farm Credit Bank (FFCB) bonds.

[5]	GSE MBS represented Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) securities.

The following table summarizes the available-for-sale securities with unrealized losses at September 30, 2010. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Taxable municipal bonds	$11,101	$64	$—	$—	$11,101	$64

Mortgage-backed securities
Government-sponsored enterprise	—	—	548,212	3,265	548,212	3,265

Total	$11,101	$64	$548,212	$3,265	$559,313	$3,329

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

	September 30, 2010		December 31, 2009
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due after one year through five years	$586,471	$591,781	$573,425	$575,703
Due after five years through ten years	445,736	497,654	456,150	458,139
Due after ten years	128,741	136,198	25,249	25,199
	1,160,948	1,225,633	1,054,824	1,059,041

Mortgage-backed securities	5,221,458	5,323,562	6,716,928	6,678,372

Total	$6,382,406	$6,549,195	$7,771,752	$7,737,413

At September 30, 2010 and December 31, 2009, the amortized cost of the Bank's MBS classified as available-for-sale included net discounts of $0.7 million and $1.6 million.

Sales. During the three months ended September 30, 2010, the Bank did not sell any available-for-sale securities. During the nine months ended September 30, 2010, the Bank sold an available-for-sale security at par of $91.0 million and therefore recognized no gain or loss on the sale. During the three months ended September 30, 2009, the Bank received $1.9 billion in proceeds from the sale of of available-for-sale securities and recognized gross gains of $31.3 million and gross losses of $0.2 million in other (loss) income. During the nine months ended September 30, 2009, the Bank received $2.7 billion in proceeds from the sale of of available-for-sale securities and recognized gross gains of $31.3 million and gross losses of $43.0 million in other (loss) income.

Note 5—Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities at September 30, 2010 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Negotiable certificates of deposit	$335,000	$—	$34	$334,966
Government-sponsored enterprise obligations[1]	311,903	49,718	—	361,621
State or local housing agency obligations[2]	110,311	4,869	—	115,180
TLGP[3]	1,250	39	—	1,289
Other[4]	3,779	—	—	3,779
Total non-mortgage-backed securities	762,243	54,626	34	816,835

Mortgage-backed securities
Government-sponsored enterprise[5]	7,036,318	203,644	1,919	7,238,043
U.S. government agency-guaranteed[6]	36,197	170	1	36,366
MPF shared funding	28,609	130	310	28,429
Other[7]	33,783	—	5,073	28,710
Total mortgage-backed securities	7,134,907	203,944	7,303	7,331,548

Total	$7,897,150	$258,570	$7,337	$8,148,383

Held-to-maturity securities at December 31, 2009 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Negotiable certificates of deposit	$450,000	$659	$—	$450,659
Government-sponsored enterprise obligations[1]	312,962	233	5,851	307,344
State or local housing agency obligations[2]	123,608	486	424	123,670
TLGP[3]	1,250	29	—	1,279
Other[4]	6,742	94	—	6,836
Total non-mortgage-backed securities	894,562	1,501	6,275	889,788

Mortgage-backed securities
Government-sponsored enterprise[5]	4,468,928	88,482	14,942	4,542,468
U.S. government agency-guaranteed[6]	42,620	36	142	42,514
MPF shared funding	33,202	247	405	33,044
Other[7]	35,352	—	7,191	28,161
Total mortgage-backed securities	4,580,102	88,765	22,680	4,646,187

Total	$5,474,664	$90,266	$28,955	$5,535,975

[1]	GSE obligations represented TVA and FFCB bonds.

[2]	State or local housing agency obligations represented Housing Finance Authority (HFA) bonds that were purchased by the Bank from housing associates in the Bank's district.

[3]	TLGP securities represented corporate debentures issued by the Bank's members that are backed by the full faith and credit of the U.S. Government.

[4]	Other non-MBS investments represented investments in municipal bonds and Small Business Investment Company.

[5]	GSE MBS represented Fannie Mae and Freddie Mac securities.

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

The following table summarizes the held-to-maturity securities with unrealized losses at September 30, 2010. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Negotiable certificates of deposit	$334,966	$34	$—	$—	$334,966	$34

Mortgage-backed securities
Government-sponsored enterprise	2,015	1	426,552	1,918	428,567	1,919
U.S. government agency-guaranteed	—	—	882	1	882	1
MPF shared funding	—	—	1,488	310	1,488	310
Other	—	—	28,710	5,073	28,710	5,073
Total mortgage-backed securities	2,015	1	457,632	7,302	459,647	7,303

Total	$336,981	$35	$457,632	$7,302	$794,613	$7,337

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

	September 30, 2010		December 31, 2009
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$335,000	$334,966	$452,989	$453,742
Due after one year through five years	1,250	1,289	1,250	1,279
Due after five years through ten years	1,920	1,932	2,600	2,614
Due after ten years	424,073	478,648	437,723	432,153
	762,243	816,835	894,562	889,788

Mortgage-backed securities	7,134,907	7,331,548	4,580,102	4,646,187

Total	$7,897,150	$8,148,383	$5,474,664	$5,535,975

At September 30, 2010 and December 31, 2009, the amortized cost of the Bank's MBS classified as held-to-maturity included net discounts of $9.5 million and $17.4 million.

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

For its agency and GSE MBS in an unrealized loss position, the Bank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. For its taxable municipal bonds and negotiable certificates of deposit in an unrealized loss position, the Bank determined that the creditworthiness of the issuers' was sufficient to protect the Bank from losses based on current expectations. For its MPF shared funding securities in an unrealized loss position, the Bank determined that credit enhancements resulting from subordination were sufficient to protect the Bank from losses based on current expectations. As a result, the Bank determined that, at September 30, 2010, all gross unrealized losses on its agency and GSE MBS, taxable municipal bonds, negotiable certificates of deposit, and MPF shared funding securities are temporary. Furthermore, the declines in market value of these securities are not attributable to credit quality. The Bank does not intend to sell these securities, and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost bases. As a result, the Bank does not consider any of these securities to be other-than-temporarily impaired at September 30, 2010.

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

Utilizing this methodology, the Bank is responsible for making its own determination of impairment, which includes determining the reasonableness of assumptions, inputs, and methodologies used. At September 30, 2010, the Bank obtained cash flow analyses from its designated FHLBanks for all five of its private-label MBS. The cash flow analyses use two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank's housing price forecast as of September 30, 2010 assumed CBSA level current-to-trough home price declines ranging from 0 to 10 percent over the 3 to 9 month period beginning July 1, 2010. Thereafter, home prices are projected to remain flat in the first year, and to increase 1 percent in the second year, 3 percent in the third year, 4 percent in the fourth year, 5 percent in the fifth year, 6 percent in the sixth year, and 4 percent in each subsequent year.

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

At September 30, 2010, the Bank's private-label MBS cash flow analyses did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost bases. As a result, the Bank does not consider any of these securities to be other-than-temporarily impaired at September 30, 2010.

The Bank did not consider any of its investments to be other-than-temporarily impaired at December 31, 2009.

Note 7—Advances

Redemption Terms. The following table summarizes the Bank's advances outstanding by year of maturity (dollars in thousands):

	September 30, 2010		December 31, 2009
Year of Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %

Overdrawn demand deposit accounts	$170	—	$90	—
Due in one year or less	7,942,326	2.02	7,810,541	2.56
Due after one year through two years	3,650,215	2.51	4,802,348	2.71
Due after two years through three years	6,159,283	1.65	6,080,490	1.71
Due after three years through four years	1,298,802	2.88	4,938,047	1.86
Due after four years through five years	2,056,268	1.92	990,975	3.34
Thereafter	9,863,804	2.98	10,409,938	3.45

Total par value	30,970,868	2.34	35,032,429	2.62

Discounts on AHP advances	(1)		(14)
Premiums	254		308
Discounts	(3)		(4)
Fair value hedging adjustments
Cumulative fair value gain on existing hedges	949,953		590,243
Basis adjustments from terminated hedges	93,117		97,436

Total	$32,014,188		$35,720,398

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). At September 30, 2010 and December 31, 2009, the Bank had callable advances outstanding totaling $6.6 billion. The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At September 30, 2010 and December 31, 2009, the Bank had putable advances outstanding totaling $5.5 billion and $7.1 billion.

Prepayment Fees. Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. These prepayment fees are net of hedging fair value adjustments and are recorded as a component of "Advance prepayment fees, net" in the Statements of Income. The following table summarizes the Bank's advance prepayment fees, net (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross prepayment fees	$171,868	$3,471	$190,782	$6,719
Hedging fair value adjustments	(38,347)	—	(38,347)	—
Advance prepayment fees, net	$133,521	$3,471	$152,435	$6,719

Interest Rate Payment Terms. The following table summarizes the Bank's advances by interest rate payment type (dollars in thousands):

	September 30, 2010	December 31, 2009
Par amount of advances
Fixed rate	$21,357,763	$24,601,644
Variable rate	9,613,105	10,430,785
Total	$30,970,868	$35,032,429

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

Mortgage loans with a contractual maturity of 15 years or less are classified as medium-term, and all other mortgage loans are classified as long-term. The following table presents information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	September 30, 2010	December 31, 2009
Real Estate:
Fixed rate, medium-term single family mortgages	$1,822,520	$1,908,191
Fixed rate, long-term single family mortgages	5,709,018	5,804,567

Total unpaid principal balance	7,531,538	7,712,758

Premiums	58,019	53,007
Discounts	(44,491)	(52,165)
Basis adjustments from mortgage delivery commitments	10,478	4,836
Allowance for credit losses	(6,800)	(1,887)

Total mortgage loans held for portfolio, net	$7,548,744	$7,716,549

The following table details the unpaid principal balance of the Bank's mortgage loans held for portfolio (dollars in thousands):

	September 30, 2010	December 31, 2009
Conventional loans	$7,160,924	$7,333,496
Government-insured loans	370,614	379,262
Total unpaid principal balance	$7,531,538	$7,712,758

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

•
First Loss Account. The first loss account specifies the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. If the Bank experiences losses in a master commitment, these losses will either be (i) recovered through the recapture of performance based credit enhancement fees from the PFI or (ii) absorbed by the Bank. The first loss account balance for all master commitments is a memorandum account and was $121.4 million and $116.4 million at September 30, 2010 and December 31, 2009.

•
Credit Enhancement Obligation of PFI. PFIs have a credit enhancement obligation to absorb losses in excess of the first loss account in order to limit the Bank's loss exposure to that of an investor in an MBS that is rated the equivalent of AA by a nationally recognized statistical rating organization. PFIs are required to either collateralize their credit enhancement obligation with the Bank or to purchase supplemental mortgage insurance (SMI) from mortgage insurers. All of the Bank's SMI providers have had their external ratings for claims-paying ability or insurer financial strength downgraded below AA. Ratings downgrades imply an increased risk that these SMI providers will be unable to fulfill their obligations to reimburse the Bank for claims under insurance policies.

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

The allowance for credit losses on mortgage loans was as follows (dollars in thousands):

	September 30, 2010	December 31, 2009

Balance, beginning of year	$1,887	$500
Charge-offs	(734)	(88)
Provision for credit losses	5,647	1,475
Balance, end of period	$6,800	$1,887

The Bank estimates its allowance for credit losses based upon both quantitative and qualitative factors that may vary based upon the MPF product. Quantitative factors include, but are not limited to, a rolling twelve-month average of (i) loan delinquencies, (ii) loans migrating to real estate owned, and (iii) actual historical losses, as well as credit enhancement fees available to recapture estimated losses assuming a declining portfolio balance adjusted for prepayments. Qualitative factors include, but are not limited to, management judgment and experience and changes in national and local economic trends.

During the nine months ended September 30, 2010, the Bank recorded a provision for credit losses of $5.6 million, bringing its allowance for credit losses to $6.8 million at September 30, 2010. The provision recorded was due to estimated losses in the Bank's mortgage portfolio increasing as a result of increased delinquency and loss severity and management's expectation that loans migrating to real estate owned will likely increase. The Bank allocates available credit enhancement fees to recapture estimated losses. As charge-off activity has increased, estimated available credit enhancement fees decreased to $4.3 million at September 30, 2010 from $6.9 million at December 31, 2009.

During 2009, as a result of increased delinquency and loss severity and decreased estimated credit enhancement fees available to recapture losses, the Bank increased its provision by $1.5 million, resulting in an allowance for credit losses of $1.9 million at December 31, 2009.

At September 30, 2010 and December 31, 2009, the Bank had $108.7 million and $102.0 million of nonaccrual loans. At September 30, 2010 and December 31, 2009, the Bank had $17.8 million and $12.2 million of real estate owned recorded as a component of “Other assets” in the Statements of Condition.

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

•	mitigate the adverse earnings effects of the shortening or extension of certain assets (i.e., advances or mortgage assets) and liabilities; and

•	manage embedded options in assets and liabilities.

Types of Derivatives

The Bank can use the following instruments to manage its exposure to interest rate risks inherent in its normal course of business:

•	interest rate swaps;

•	options;

•	swaptions;

•	interest rate caps or floors; and

•	future/forward contracts.

Application of Derivatives

Derivative financial instruments are used by the Bank in two ways:

•	a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); or

•	a non-qualifying hedge of an asset, liability, or firm commitment (an economic hedge) for asset-liability management purposes.

The Bank uses derivatives when they are considered to be a cost-effective alternative to achieve the Bank's financial and risk management objectives. The Bank reevaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new hedging strategies.

Types of Hedged Items

The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to (i) assets and liabilities in the Statements of Condition, or (ii) firm commitments. The Bank also formally assesses (both at the hedge's inception and at least monthly) whether the derivatives it uses in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess hedge effectiveness prospectively and retrospectively. The types of hedged items are:

•	advances;

•	investments;

•	mortgage loans; and

•	consolidated obligations.

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

The notional amount of derivatives reflects the volume of the Bank's hedges, but it does not measure the credit exposure of the Bank because there is no principal at risk. The Bank requires collateral agreements on all derivative contracts that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing derivative instruments that have a net positive market value, assuming the counterparty defaults and the related collateral, if any, is of no value to the Bank. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, the legal right to offset derivative assets and liabilities by counterparty, and cash collateral held.

At September 30, 2010, the Bank held cash collateral plus accrued interest for derivative credit risk of $61.5 million, which reduced its total derivative credit risk exposure of $70.1 million to $8.6 million as reflected in "Derivative assets" in the Statements of Condition. At December 31, 2009, the Bank held cash collateral plus accrued interest for derivative credit risk of $2.8 million, which reduced its total derivative credit risk exposure of $13.8 million to $11.0 million.

The valuation of derivative assets and liabilities must reflect the value of the instrument including the values associated with counterparty risk and the Bank's own credit standing. The Bank has collateral agreements with all its derivative counterparties that take into account both the Bank's and the counterparty's credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments for credit were deemed necessary to the recorded fair values of "Derivative assets" and "Derivative liabilities" in the Statements of Condition at September 30, 2010.

Some of the Bank's derivative contracts contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by a major credit rating agency, the Bank may be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position at September 30, 2010 was $453.0 million, for which the Bank has posted cash collateral of $181.3 million in the normal course of business. If the Bank's credit rating had been lowered one notch (i.e., from its current rating of AAA to AA), the Bank would have been required to deliver up to an additional $218.2 million of collateral to its derivative counterparties at September 30, 2010. However, the Bank's credit rating did not change during the nine months ended September 30, 2010.

Financial Statement Effect and Additional Financial Information

The following table summarizes the Bank's fair value of derivative instruments, without the effect of netting arrangements or collateral at September 30, 2010 (dollars in thousands). For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives designated as hedging instruments
Interest rate swaps	$33,075,757	$598,733	$1,036,478

Derivatives not designated as hedging instruments
Interest rate swaps	2,968,885	19,242	45,181
Interest rate caps and floors	9,490,000	80,715	—
Forward settlement agreements (TBAs)	254,500	97	675
Mortgage delivery commitments	255,061	685	84
Total derivatives not designated as hedging instruments	12,968,446	100,739	45,940

Total derivatives and related accrued interest before netting and collateral adjustments	$46,044,203	699,472	1,082,418

Netting adjustments[1]		(629,370)	(629,370)
Cash collateral and related accrued interest[2]		(61,531)	(181,326)
Total netting adjustments and cash collateral		(690,901)	(810,696)

Derivative assets and liabilities		$8,571	$271,722

[1]	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions by counterparty.

[2]	Amounts exclude $9.1 million of excess cash collateral held by the Bank at September 30, 2010, which is recorded as a deposit liability in the Statements of Condition.

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

The following table summarizes the components of “Net (loss) gain on derivatives and hedging activities” as presented in the Statements of Income for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Derivatives and hedged items in fair value hedging relationships
Interest rate swaps	$(11,480)	$8,935	$(8,174)	$95,403

Derivatives not designated as hedging instruments
Interest rate swaps	(14,950)	(8,697)	(66,386)	(5,864)
Interest rate caps and floors	3,228	1,804	(37,182)	10,930
Forward settlement agreements (TBAs)	(4,076)	(1,037)	(9,187)	1,721
Mortgage delivery commitments	3,716	876	8,137	(3,893)
	(12,082)	(7,054)	(104,618)	2,894

Net (loss) gain on derivatives and hedging activities	$(23,562)	$1,881	$(112,792)	$98,297

The following tables summarize, by type of hedged item, the (loss) gain on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30, 2010
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]

Advances	$(138,467)	$140,049	$1,582	$(93,504)
Investments	(6,897)	6,945	48	(1,580)
Bonds	216,059	(229,169)	(13,110)	83,015
Total	$70,695	$(82,175)	$(11,480)	$(12,069)

	Three Months Ended September 30, 2009
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]

Advances	$(107,096)	$107,986	$890	$(102,274)
Investments	22,063	(14,210)	7,853	(7,654)
Bonds	28,077	(27,885)	192	71,266
Total	$(56,956)	$65,891	$8,935	$(38,662)

	Nine Months Ended September 30, 2010
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]

Advances	$(387,671)	$390,386	$2,715	$(302,228)
Investments	(20,889)	20,783	(106)	(4,939)
Bonds	385,997	(396,780)	(10,783)	257,271
Total	$(22,563)	$14,389	$(8,174)	$(49,896)

	Nine Months Ended September 30, 2009
Hedged Item Type	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]

Advances	$328,517	$(325,470)	$3,047	$(254,880)
Investments	79,720	2,699	82,419	(10,030)
Bonds	(137,653)	147,590	9,937	181,062
Total	$270,584	$(175,181)	$95,403	$(83,848)

[1]	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Note 10—Consolidated Obligations

Consolidated obligations are the joint and several obligations of the FHLBanks and consist of bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. Bonds are typically issued to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Discount notes are typically issued to raise short-term funds of one year or less. Discount notes sell at less than their face amount and are redeemed at par value when they mature. The par amounts of the outstanding consolidated obligations of the 12 FHLBanks were approximately $805.9 billion and $930.5 billion at September 30, 2010 and December 31, 2009.

Bonds. The following table summarizes the Bank's bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2010		December 31, 2009
Year of Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %

Due in one year or less	$17,921,150	1.40	$23,040,050	1.43
Due after one year through two years	8,372,350	1.80	9,089,100	2.45
Due after two years through three years	6,965,320	2.32	5,337,250	2.79
Due after three years through four years	2,515,465	2.55	2,522,835	3.73
Due after four years through five years	2,392,235	2.93	1,421,710	3.66
Thereafter	7,197,640	4.74	6,961,565	5.04
Index amortizing notes	1,632,889	5.12	1,950,088	5.12

Total par value	46,997,049	2.39	50,322,598	2.58

Premiums	43,879		49,514
Discounts	(33,053)		(34,785)
Fair value hedging adjustments
Cumulative fair value loss on existing hedges	506,463		148,954
Basis adjustments from terminated and ineffective hedges	(1,424)		326
Fair value option adjustments
Cumulative fair value loss	2,512		4,394
Accrued interest payable	3,095		3,473

Total	$47,518,521		$50,494,474

The following table summarizes the Bank's total bonds outstanding (dollars in thousands):

	September 30, 2010	December 31, 2009
Par amount of bonds
Noncallable or nonputable	$32,853,049	$44,380,598
Callable	14,144,000	5,942,000
Total par value	$46,997,049	$50,322,598

Interest Rate Payment Terms. The following table summarizes the Bank's bonds by interest rate payment type (dollars in thousands):

	September 30, 2010	December 31, 2009
Par amount of bonds
Fixed rate	$41,025,049	$41,360,598
Simple variable rate	5,000,000	7,540,000
Step-up	972,000	1,422,000
Total par value	$46,997,049	$50,322,598

Extinguishment of Debt. During the three and nine months ended September 30, 2010, the Bank extinguished bonds with a total par value of $1.0 billion and $1.1 billion and recognized losses of $127.3 million and $131.3 million in other (loss) income. During the three and nine months ended September 30, 2009, the Bank extinguished bonds with a total par value of $266.8 million and $853.3 million and recognized losses of $28.5 million and $80.9 million in other (loss) income.

Discount Notes. The following table summarizes the Bank's discount notes (dollars in thousands):

	September 30, 2010		December 31, 2009
	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
Par value	$7,471,332	0.13	$9,418,870	0.13
Discounts	(605)		(1,688)
Total	$7,470,727		$9,417,182

Note 11—Capital

The Bank is subject to three regulatory capital requirements. First, the Finance Agency requires that the Bank maintain at all times permanent capital greater than or equal to the sum of its credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock and retained earnings, can satisfy this risk based capital requirement. Second, the Finance Agency requires a minimum four percent capital-to-asset ratio, which is defined as total capital divided by total assets. Third, the Finance Agency imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times divided by total assets. At September 30, 2010 and December 31, 2009, the Bank did not have any nonpermanent capital. For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock, including mandatorily redeemable capital stock, plus retained earnings. If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to safe and sound business operations within the regulatory minimum ratios.

The following table shows the Bank's compliance with the Finance Agency's three regulatory capital requirements (dollars in thousands):

	September 30, 2010		December 31, 2009
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk based capital	$519,594	$2,830,136	$826,709	$2,952,836
Total capital-to-asset ratio	4.00%	4.71%	4.00%	4.57%
Total regulatory capital	$2,402,734	$2,830,136	$2,586,267	$2,952,836
Leverage ratio	5.00%	7.07%	5.00%	6.85%
Leverage capital	$3,003,417	$4,245,204	$3,232,834	$4,429,254

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

Capital stock owned by members in excess of their minimum investment requirements is known as excess capital stock. The Bank had excess capital stock (including excess mandatorily redeemable capital stock) of $60.5 million and $61.8 million at September 30, 2010 and December 31, 2009.

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

Mandatorily Redeemable Capital Stock. The following table summarizes the Bank's mandatorily redeemable capital stock activity (dollars in thousands):

	September 30, 2010	December 31, 2009

Balance, beginning of year	$8,346	$10,907
Mandatorily redeemable capital stock issued	—	7
Capital stock subject to mandatory redemption reclassified from capital stock	4,083	19,170
Redemption of mandatorily redeemable capital stock	(7,732)	(21,738)
Balance, end of period	$4,697	$8,346

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

The Bank reports performance of the segments based on adjusted net interest income. During the third quarter of 2010, the Bank changed its calculation of adjusted net interest income and renamed this measure core net interest income. Prior period amounts were reclassified to be consistent with the presentation for the three and nine months ended September 30, 2010.

For core net interest income, the Bank includes the following:

•
Interest income and interest expense associated with economic hedges recorded as a component of “Net (loss) gain on derivatives and hedging activities” in other (loss) income in the Statements of Income.

For core net interest income, the Bank excludes the following:

•	Advance prepayment fees, net of hedging fair value adjustments recorded as a component of "Advance prepayment fees, net" in the Statements of Income.

•	Hedging fair value adjustments on called and extinguished debt.

The following table summarizes the Bank's financial performance by operating segment for the three months ended September 30, 2010 and 2009 (dollars in thousands).

	Member Finance	Mortgage Finance	Total
Three months ended September 30, 2010
Core net interest income before the provision for credit losses	$27,092	$41,426	$68,518
Provision for credit losses on mortgage loans	—	1,695	1,695
Core net interest income	$27,092	$39,731	$66,823

Average assets for the period	$39,338,399	$20,584,774	$59,923,173
Total assets at period end	$39,950,815	$20,117,524	$60,068,339

Three months ended September 30, 2009
Core net interest income before the provision for credit losses	$42,306	$15,150	$57,456
Provision for credit losses on mortgage loans	—	91	91
Core net interest income	$42,306	$15,059	$57,365

Average assets for the period	$50,834,791	$17,047,675	$67,882,466
Total assets at period end	$48,155,207	$17,270,772	$65,425,979

The following table summarizes the Bank's financial performance by operating segment for the nine months ended September 30, 2010 and 2009 (dollars in thousands).

	Member Finance	Mortgage Finance	Total
Nine months ended September 30, 2010
Core net interest income before the provision for credit losses	$95,241	$86,571	$181,812
Provision for credit losses on mortgage loans	—	5,647	5,647
Core net interest income	$95,241	$80,924	$176,165

Average assets for the period	$42,448,221	$20,598,997	$63,047,218
Total assets at period end	$39,950,815	$20,117,524	$60,068,339

Nine months ended September 30, 2009
Core net interest income before the provision for credit losses	$86,145	$57,615	$143,760
Provision for credit losses on mortgage loans	—	341	341
Core net interest income	$86,145	$57,274	$143,419

Average assets for the period	$52,508,125	$18,941,228	$71,449,353
Total assets at period end	$48,155,207	$17,270,772	$65,425,979

The following table reconciles the Bank's financial performance by operating segment to total income before assessments (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Core net interest income	$66,823	$57,365	$176,165	$143,419
Net interest income on economic hedges	(2,692)	(1,532)	(6,390)	(6,173)
Advance prepayment fees, net	133,521	3,471	152,435	6,719
Hedging fair value adjustments	4,522	(1,253)	798	(13,785)
Net interest income after mortgage loan credit loss provision	202,174	58,051	323,008	130,180

Other (loss) income	(136,597)	1,478	(171,717)	49,211
Other expense	11,634	11,303	38,097	35,835

Income before assessments	$53,943	$48,226	$113,194	$143,556

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

FAIR VALUE SUMMARY TABLE

	September 30, 2010		December 31, 2009
Financial Instruments	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and due from banks	$106,400	$106,400	$298,841	$298,841
Interest-bearing deposits	11,051	10,969	10,570	10,346
Securities purchased under agreements to resell	2,250,000	2,250,000	—	—
Federal funds sold	2,036,000	2,036,000	3,133,000	3,133,000
Trading securities	1,496,680	1,496,680	4,434,522	4,434,522
Available-for-sale securities	6,549,195	6,549,195	7,737,413	7,737,413
Held-to-maturity securities	7,897,150	8,148,383	5,474,664	5,535,975
Advances	32,014,188	32,317,291	35,720,398	35,978,355
Mortgage loans held for portfolio, net	7,548,744	7,984,119	7,716,549	7,996,456
Accrued interest receivable	88,752	88,752	81,703	81,703
Derivative assets	8,571	8,571	11,012	11,012

Liabilities
Deposits	(1,503,817)	(1,503,814)	(1,225,191)	(1,224,975)
Consolidated obligations
Discount notes	(7,470,727)	(7,470,648)	(9,417,182)	(9,417,818)
Bonds[1]	(47,518,521)	(48,971,556)	(50,494,474)	(51,544,919)
Total consolidated obligations	(54,989,248)	(56,442,204)	(59,911,656)	(60,962,737)

Mandatorily redeemable capital stock	(4,697)	(4,697)	(8,346)	(8,346)
Accrued interest payable	(234,898)	(234,898)	(243,693)	(243,693)
Derivative liabilities	(271,722)	(271,722)	(280,384)	(280,384)

Other
Commitments to extend credit for mortgage loans	(2,227)	(2,270)	—	—
Standby letters of credit	(1,420)	(1,420)	(1,443)	(1,443)
Standby bond purchase agreements	—	3,654	—	6,477

[1]	Includes $1.5 billion and $6.0 billion at fair value under the fair value option at September 30, 2010 and December 31, 2009.

Valuation Techniques and Significant Inputs

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

Investment Securities. The Bank's valuation technique incorporates prices from up to four designated third-party pricing vendors, when available. These pricing vendors use methods that generally employ market indicators, including but not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The Bank establishes a price for each of its investment securities using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including, but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. The relative proximity of the prices received supports the Bank's conclusion that the final computed prices are reasonable estimates of fair value. At September 30, 2010, substantially all of the Bank's investment securities were priced using this valuation technique. In limited instances, when no prices are available from the four designated pricing services, the Bank obtains prices from dealers.

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

Fair Value Hierarchy

The Bank records trading investments, available-for-sale investments, derivative assets, certain real estate owned, derivative liabilities, and certain bonds, for which the fair value option has been elected, at fair value in the Statements of Condition. The fair value hierarchy is used to prioritize the fair value methodologies and valuation techniques as well as the inputs to valuation techniques used to measure fair value for assets and liabilities carried at fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability.

Outlined below is the application of the fair value hierarchy to the Bank's assets and liabilities that are carried at fair value in the Statements of Condition on a recurring or nonrecurring basis.

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carries certain derivative contracts (i.e. forward settlement agreements) that are highly liquid and actively traded in over-the-counter markets at Level 1 fair value on a recurring basis.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carries its investment securities, certain derivative contracts and certain bonds recorded at fair value under the fair value option at Level 2 fair value on a recurring basis.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity's own assumptions. The Bank carries certain real estate owned at Level 3 fair value on a nonrecurring basis.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. On a quarterly basis, the Bank reviews the fair value hierarchy classifications. Changes in the observability of the valuation attributes may result in a reclassification to the hierarchy level for certain assets or liabilities. At September 30, 2010, the Bank had made no reclassifications to its fair value hierarchy.

Fair Value on a Recurring Basis

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at September 30, 2010 (dollars in thousands):

	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
TLGP	$—	$1,216,305	$—	$—	$1,216,305
Taxable municipal bonds	—	280,375	—	—	280,375
Available-for-sale securities
TLGP	—	567,051	—	—	567,051
Taxable municipal bonds	—	28,091	—	—	28,091
Other U.S. obligations	—	82,987	—	—	82,987
Government-sponsored enterprise obligations	—	547,504	—	—	547,504
Government-sponsored enterprise MBS	—	5,323,562	—	—	5,323,562
Derivative assets
Interest rate related	—	698,690	—	(690,901)	7,789
Forward settlement agreements (TBAs)	97	—	—	—	97
Mortgage delivery commitments	—	685	—	—	685

Total assets at fair value	$97	$8,745,250	$—	$(690,901)	$8,054,446

Liabilities
Bonds[2]	$—	$(1,510,607)	$—	$—	$(1,510,607)
Derivative liabilities
Interest rate related	—	(1,081,659)	—	810,696	(270,963)
Forward settlement agreements (TBAs)	(675)	—	—	—	(675)
Mortgage delivery commitments	—	(84)	—	—	(84)

Total liabilities at fair value	$(675)	$(2,592,350)	$—	$810,696	$(1,782,329)

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

Fair Value on a Nonrecurring Basis

The Bank measures certain real estate owned at Level 3 fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. Fair value adjustments on real estate owned are recorded as either a component of "Other, net” in the Statements of Income or “Other assets” in the Statements of Condition if there are available credit enhancement fees to recapture the estimated losses. At September 30, 2010, the fair value of real estate owned in which a fair value adjustment was recorded during the three months ended September 30, 2010 was approximately $76,000.

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

During the three and nine months ended September 30, 2010 and 2009, the Bank elected to record certain bonds that did not qualify for hedge accounting at fair value under the fair value option. In most instances, the Bank executed economic derivatives in order to achieve some offset to the mark-to-market on the fair value option bonds.

The following table summarizes the activity related to bonds in which the fair value option has been elected (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Balance, beginning of period	$(4,181,915)	$(4,305,524)	$(5,997,867)	$—
New bonds elected for fair value option	—	—	(3,300,000)	(4,290,000)
Maturities and terminations	2,665,000	—	7,785,000	—
Net gain (loss) on bonds held at fair value	3,027	(3,165)	1,882	(15,392)
Change in accrued interest	3,281	188	378	(3,109)
Balance, end of period	$(1,510,607)	$(4,308,501)	$(1,510,607)	$(4,308,501)

For bonds recorded under the fair value option, the related contractual interest expense is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net gain (loss) on bonds held at fair value” in the Statements of Income. At September 30, 2010 and December 31, 2009, the Bank determined no credit risk adjustments for nonperformance were necessary to the bonds recorded under the fair value option. Concessions paid on bonds under the fair value option are expensed as incurred and recorded in “Other expense” in the Statements of Income.

The following table summarizes the difference between the fair value and the remaining contractual principal balance outstanding of bonds for which the fair value option has been elected (dollars in thousands):

	September 30, 2010	December 31, 2009
Principal balance	$1,505,000	$5,990,000
Fair value	1,510,607	5,997,867
Fair value over principal balance	$5,607	$7,867

Note 14—Commitments and Contingencies

Joint and Several Liability. The 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par amounts of the outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $751.5 billion and $870.8 billion at September 30, 2010 and December 31, 2009.

Unsettled Consolidated Obligations. The par value of bonds that had traded but not yet settled at September 30, 2010 and December 31, 2009 was $1.0 billion and $0.2 billion. The par value of discount notes that had traded but not yet settled at September 30, 2010 was $1.5 billion. The Bank had no unsettled discount notes at December 31, 2009.

Commitments to Extend Credit. Standby letters of credit are executed with members for a fee. A standby letter of credit is typically a short-term financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. Outstanding standby letters of credit were as follows (dollars in millions):

	September 30, 2010	December 31, 2009
Expire within one year	$4,424,191	$3,331,151
Expire after one year	107,327	171,326
Total	$4,531,518	$3,502,477

Original terms (minimum)	4 days	5 days
Original terms (maximum)	13 years	13 years
Final expiration year	2020	2020

At September 30, 2010, $1.0 billion of standby letters of credit were purchased from the FHLBank of Pittsburgh under a Master Participation Agreement (MPA). Refer to "Note 16 - Activities with Other FHLBanks" for additional information on the MPA. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $1.4 million at September 30, 2010 and December 31, 2009. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. The estimated fair value of standby letters of credit at September 30, 2010 and December 31, 2009 is reported in “Note 13 — Fair Value.”

At September 30, 2010, the Bank had committed to fund $17.5 million of additional advances. The Bank had no commitments to fund additional advances at December 31, 2009.

Commitments to Fund or Purchase Mortgage Loans. Commitments that unconditionally obligate the Bank to fund or purchase mortgage loans from members in the MPF program totaled $257.3 million and $26.7 million at September 30, 2010 and December 31, 2009. Commitments are generally for periods not to exceed 45 business days. Commitments that obligate the Bank to purchase closed mortgage loans from its members are considered derivatives, and their estimated fair value at September 30, 2010 and December 31, 2009 is reported in “Note 9 — Derivatives and Hedging Activities” as mortgage delivery commitments. Commitments that obligate the Bank to table fund mortgage loans are not considered derivatives, and their estimated fair value at September 30, 2010 and December 31, 2009 is reported in “Note 13 — Fair Value” as commitments to extend credit for mortgage loans.

Standby Bond Purchase Agreements. At September 30, 2010 and December 31, 2009, the Bank had 24 standby bond purchase agreements with housing associates within its district whereby the Bank would be required to purchase bonds under circumstances defined in each agreement. The Bank would hold investments in the bonds until the designated remarketing agent could find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the standby bond purchase agreement. At September 30, 2010 and December 31, 2009, the 24 outstanding standby bond purchase agreements totaled $684.8 million and $711.1 million and expire seven years after execution, with a final expiration in 2016. The Bank received fees for the guarantees that amounted to $0.4 million and $0.3 million for the three months ended September 30, 2010 and 2009 and $1.3 million and $0.7 million for the nine months ended September 30, 2010 and 2009. At September 30, 2010, the Bank had not been required to purchase any bonds under the executed standby bond purchase agreements. The estimated fair value of standby bond purchase agreements at September 30, 2010 and December 31, 2009 is reported in “Note 13 — Fair Value.”

Other Commitments. On June 1, 2010, the Bank entered into an agreement with the Missouri Housing Development Commission to purchase up to $75.0 million of taxable single family mortgage revenue bonds. The agreement expires on January 20, 2011. As of September 30, 2010, the Bank had not purchased any mortgage revenue bonds under this agreement.

As discussed in “Note 8 - Mortgage Loans Held for Portfolio”, the first loss account specifies the Bank's potential loss exposure under each master commitment after homeowner equity and PMI but prior to the PFI's credit enhancement obligation. The first loss account balance for all master commitments is a memorandum account and was $121.4 million and $116.4 million at September 30, 2010 and December 31, 2009.

In conjunction with its sale of certain mortgage loans to Fannie Mae through the FHLBank of Chicago in 2009, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $2.1 million by December 31, 2010, $1.2 million by December 31, 2012, $0.8 million by December 31, 2015, and $0.3 million by December 31, 2020. At September 30, 2010, the FHLBank of Chicago had not informed the Bank of any losses that would not otherwise be recovered through credit enhancement fees.

Legal Proceedings. The Bank is not currently aware of any material pending legal proceedings other than ordinary routine litigation incidental to the business, to which the Bank is a party or of which any of its property is the subject.

Note 15—Activities with Stockholders and Housing Associates

Under the Bank's Capital Plan, voting rights conferred upon the Bank's members are for the election of member directors and independent directors. Member directorships are allocated to the five states in the Bank's district and a member is entitled to nominate and vote for candidates for the state in which the member's principal place of business is located. A member is entitled to cast, for each applicable member directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank's capital stock that were required to be held by all members in that state as of the record date for voting. The independent directors are nominated by the Bank's Board of Directors after consultation with the FHLBank's Affordable Housing Advisory Council, and then voted upon by all members within the Bank's five-state district. Non-member stockholders are not entitled to cast votes for the election of directors. At September 30, 2010 and December 31, 2009, no member owned more than 10 percent of the voting interests of the Bank due to statutory limits on members' voting rights as mentioned above.

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

The following table summarizes transactions with members and their affiliates, former members and their affiliates, and eligible housing associates (dollars in thousands):

	September 30, 2010	December 31, 2009
Assets
Cash	$66,375	$1,470
Interest-bearing deposits[1]	10,880	10,406
Federal funds sold	176,000	340,000
Trading securities[2]	130,611	130,819
Held-to-maturity securities[2]	446,561	124,858
Advances	32,014,188	35,720,398
Accrued interest receivable	5,762	6,675
Derivative assets	1,816	6,216
Other assets	263	389

Total	$32,852,456	$36,341,231

Liabilities
Deposits	$1,376,284	$1,147,469
Mandatorily redeemable capital stock	4,697	8,346
Accrued interest payable	101	118
Derivative liabilities	44,152	27,631
Other liabilities	1,761	1,894

Total	$1,426,995	$1,185,458

Capital
Capital stock — Class B putable	$2,296,226	$2,460,419

Notional amount of derivatives	$6,544,265	$5,255,246
Notional amount of standby letters of credit	$3,531,518	$3,502,477
Notional amount of standby bond purchase agreements	$684,800	$711,135

[1]	Interest-bearing deposits consist of non-negotiable certificates of deposit purchased by the Bank from its members.

[2]
Trading securities and held-to-maturity securities consist of negotiable certificates of deposit, state or local housing agency obligations, and TLGP debt investments purchased by the Bank from its members or eligible housing associates.

Transactions with Directors' Financial Institutions. In the normal course of business, the Bank extends credit to its members whose directors and officers serve as Bank directors (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. At September 30, 2010 and December 31, 2009, advances outstanding to Directors' Financial Institutions were $609.6 million and $684.4 million, respectively, representing 2.0 percent of the Bank's total advances outstanding for both periods. During the three months ended September 30, 2010 and 2009, mortgage loans originated by the Directors' Financial Institutions were $3.8 million and $13.8 million, respectively. During the nine months ended September 30, 2010 and 2009, mortgage loans originated by the Directors' Financial Institutions were $9.7 million and $38.8 million, respectively. At September 30, 2010 and December 31, 2009, capital stock outstanding to the Directors' Financial Institutions was $42.0 million and $44.4 million, representing 1.8 percent of the Bank's total capital stock outstanding for both periods. The Bank did not have any investment or derivative transactions with Directors' Financial Institutions during the three and nine months ended September 30, 2010 and 2009.

Business Concentrations. The Bank has business concentrations with stockholders whose capital stock outstanding is in excess of 10 percent of the Bank's total capital stock outstanding.

Capital Stock — The following tables summarize members and their affiliates holding 10 percent or more of outstanding capital stock (including stock classified as mandatorily redeemable) (shares in thousands):

			Shares at	Percent of
Name	City	State	September 30, 2010	Total Capital Stock

Transamerica Life Insurance Company[1]	Cedar Rapids	IA	2,347	10.2%
Monumental Life Insurance Company[1]	Cedar Rapids	IA	278	1.2
			2,625	11.4%

			Shares at	Percent of
Name	City	State	December 31, 2009	Total Capital Stock

Superior Guaranty Insurance Company[2]	Minneapolis	MN	2,693	10.9%
Transamerica Life Insurance Company[1]	Cedar Rapids	IA	2,525	10.2
Wells Fargo Bank, N.A.[2]	Sioux Falls	SD	412	1.7
Monumental Life Insurance Company[1]	Cedar Rapids	IA	278	1.1
			5,908	23.9%

[1]	Monumental Life Insurance Company is an affiliate of Transamerica Life Insurance Company.

[2]	Superior Guaranty Insurance Company (Superior) is an affiliate of Wells Fargo Bank, N.A (Wells Fargo).

Advances — The following table summarizes advances outstanding with stockholders and their affiliates whose capital stock outstanding is in excess of 10 percent of the Bank's total capital stock outstanding (dollars in thousands):

Stockholder	September 30, 2010	December 31, 2009

Transamerica Life Insurance Company	$5,050,000	$5,450,000
Superior Guaranty Insurance Company	*	1,625,000
Wells Fargo Bank, N.A.	*	700,000
Monumental Life Insurance Company	400,000	400,000
	$5,450,000	$8,175,000

*	Stockholder did not have capital stock outstanding in excess of 10 percent of the Bank's total capital stock outstanding at the stated period end.

During the nine months ended September 30, 2010, the Bank did not originate any advances to stockholders or their affiliates whose capital stock outstanding was in excess of 10 percent of the Bank's total capital stock outstanding at September 30, 2010. Interest income earned on advances with stockholders and their affiliates whose capital stock outstanding was in excess of 10 percent of the Bank's total capital stock outstanding at September 30, 2010 amounted to $6.0 million and $15.9 million during the three and nine months ended September 30, 2010.

Mortgage Loans — At September 30, 2010 and December 31, 2009, 51 and 57 percent of the Bank's mortgage loans outstanding were purchased from Superior.

Other — The Bank has a 20 year lease with an affiliate of Wells Fargo for space in a building for the Bank's headquarters that commenced on January 2, 2007. Rental expense for the three months ended September 30, 2010 and 2009 amounted to $0.2 million. Rental expense for the nine months ended September 30, 2010 and 2009 amounted to $0.7 million. Future minimum rentals to the Wells Fargo affiliate are as follows (dollars in thousands):

Year	Amount
Due in one year or less	$869
Due after one year through two years	869
Due after two years through three years	869
Due after three years through four years	869
Due after four years through five years	869
Thereafter	10,646

Total	$14,991

Note 16—Activities with Other FHLBanks

Investments in Consolidated Obligations. The Bank may invest in other FHLBank consolidated obligations, for which the other FHLBanks are the primary obligor, for liquidity purposes. If made, these investments in other FHLBank consolidated obligations would be purchased in the secondary market from third parties and would be accounted for as available-for-sale securities. The Bank did not have any investments in other FHLBank consolidated obligations at September 30, 2010 and December 31, 2009.

Investments in MPF Shared Funding Certificates. The Bank purchased MPF shared funding certificates from the FHLBank of Chicago. See "Note 5 — Held to Maturity Securities" for balances at September 30, 2010 and December 31, 2009.

Advances and Standby Letters of Credit. On August 19, 2010, the Bank entered into a MPA with the FHLBank of Pittsburgh allowing either FHLBank to (i) sell a participating interest in an existing advance to the other FHLBank, (ii) fund a new advance on a participating basis to the other FHLBank, or (iii) sell a participating interest in a standby letter of credit, each drawing thereunder, and the related reimbursement obligations to the other FHLBank. As of September 30, 2010, the FHLBank of Pittsburgh sold $1.0 billion of participating interests in standby letters of credit, each drawing thereunder, and the related reimbursement obligations to the Bank.

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago for its participation in the MPF program. This service fee expense is recorded as an offset to other (loss) income. For the three months ended September 30, 2010 and 2009, the Bank recorded $0.4 million and $0.3 million in service fee expense to the FHLBank of Chicago. For the nine months ended September 30, 2010 and 2009, the Bank recorded $1.2 million and $1.0 million in service fee expense to the FHLBank of Chicago.

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity from other FHLBanks during the nine months ended September 30, 2010 and 2009 (dollars in thousands):

Other FHLBank	Beginning Balance	Borrowings	Principal Payment	Ending Balance

September 30, 2010
Chicago	$—	$500,000	$(500,000)	$—
Cincinnati	—	25,000	(25,000)	—
	$—	$525,000	$(525,000)	$—

September 30, 2009
San Francisco	$—	$6,104,000	$(6,104,000)	$—

The following table summarizes loan activity to other FHLBanks during the nine months ended September 30, 2010 (dollars in thousands).

Other FHLBank	Beginning Balance	Advances	Principal Payment Received	Ending Balance

September 30, 2010
Chicago	$—	$5,000	$(5,000)	$—

The Bank did not make any loans to other FHLBanks during the nine months ended September 30, 2009.

Debt Transfers. Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. These transfers are accounted for in the same manner as debt extinguishments. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. During the nine months ended September 30, 2010, the Bank transferred $140.0 million, $100.0 million, and $193.9 million of par value bonds to the FHLBanks of Atlanta, Boston, and New York, respectively. The aggregate net losses realized on these debt transfers totaled $54.1 million. During the nine months ended September 30, 2009, the Bank transferred $375.0 million of par value bonds to the FHLBank of Atlanta. The aggregate net losses on these debt transfers totaled $23.1 million.

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

Forward-Looking Information

Statements contained in this report, including statements describing the objectives, projections, estimates, or future predictions in our operations, may be forward-looking statements. These statements may be identified by the use of forward-looking terminology, such as believes, projects, expects, anticipates, estimates, intends, strategy, plan, could, should, may, and will or their negatives or other variations on these terms. By their nature, forward-looking statements involve risk or uncertainty, and actual results could differ materially from those expressed or implied or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, but are not limited to, the following:

•	Economic and market conditions, including changes to conditions in the mortgage, housing and capital markets;

•	Demand for our advances;

•	Timing and volume of market activity;

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

•	Changes in the terms and investor demand for derivatives and similar instruments;

•	Changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities explicitly guaranteed by the U.S. Government;

•	Risks related to the other 11 FHLBanks that could trigger our joint and several liability for debt issued by the other 11 FHLBanks;

•	Member failures or other member changes, including changes resulting from mergers or changes in the principal place of business of members; and

•	Effects of derivative accounting treatment, other-than-temporary impairment (OTTI) accounting treatment and other accounting rule requirements.

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

For the three and nine months ended September 30, 2010, we recorded net income of $39.7 million and $83.2 million compared to $35.5 million and $105.5 million for the same periods in 2009. Net income increased $4.2 million during the three months ended September 30, 2010 and decreased $22.3 million during the nine months ended September 30, 2010 when compared to the same periods in 2009. The changes in net income between the periods were primarily due to increased net interest income, losses on the extinguishment of debt, and derivatives and hedging activities.

During the three and nine months ended September 30, 2010, our earnings calculated in accordance with accounting principles generally accepted in the United States of America (GAAP) were primarily impacted by advance prepayment fees, debt extinguishments, and derivatives and hedging activities. Advance prepayment fees, net of hedging fair value adjustments positively impacted GAAP net interest income and amounted to $133.5 million and $152.4 million during the three and nine months ended September 30, 2010 compared to $3.5 million and $6.7 million for the same periods in 2009. The majority of these prepayment fees were due to one member prepaying approximately $1.1 billion of fixed rate advances during the third quarter of 2010. The prepayment fees represent forgone interest payments on the prepaid advances and make us financially indifferent to the prepayment of the advances. We utilized the prepayment fees to extinguish certain bonds that were funding the prepaid advances. We extinguished bonds with a total par value of $1.0 billion and $1.1 billion during the three and nine months ended September 30, 2010 and recorded losses of $127.3 million and $131.3 million. These losses are reflected through “Loss on extinguishment of debt” in the Statements of Income. The prepaid fixed rate advances were replaced with callable variable rate advances and therefore did not impact our total advance balance at September 30, 2010.

We utilized derivative instruments to manage our interest rate exposure and prepayment risk during the three and nine months ended September 30, 2010. Because derivative accounting rules affect the timing and recognition of income or expense, we may be subject to income statement volatility from quarter to quarter. We recorded losses on derivatives and hedging activities of $23.6 million and $112.8 million during the three and nine months ended September 30, 2010 compared to gains of $1.9 million and $98.3 million during the same periods in 2009. The losses in 2010 were primarily attributable to our economic derivatives, including interest rate caps and floors. We recorded losses on our economic derivatives of $12.1 million and $104.6 million during the three and nine months ended September 30, 2010 compared to losses of $7.0 million and gains of $2.9 million for the same periods in 2009. In addition, during the three and nine months ended September 30, 2009, we sold available-for-sale securities and terminated the associated interest rate swaps, resulting in net gains on the derivative termination of $6.8 million and $82.6 million recorded through "Net (loss) gain on derivatives and hedging activities." For additional discussion on our derivatives and hedging activities, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Hedging Activities.”

As net income results can be impacted by transactions that are considered to be unpredictable or the result of mark-to-market activity driven by market volatility, management utilizes a measure of core earnings to evaluate financial performance. Our measure of core earnings adjusts net income and net interest income calculated in accordance with GAAP. Specifically, our core earnings excludes the impacts of (i) market volatility relating to derivative and hedging activities and instruments held at fair value (i.e. certain bonds and trading securities), (ii) realized gains (losses) on sales of securities, and (iii) other unpredictable transactions, including advance prepayments and debt extinguishments. Management believes by excluding these items, because we are primarily a "hold-to-maturity" investor, core earnings provides a more meaningful period-to-period comparison of our operating results.

The resulting non-GAAP measure, referred to as our core earnings, reflects both core net interest income and core net income. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. While this non-GAAP measure can be used to assist in understanding the components of our earnings, it should not be considered a substitute for results reported under GAAP.

The following table summarizes the reconciliation between GAAP net interest income and core net interest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net interest income after provision for credit losses (GAAP)	$202.2	$58.1	$323.0	$130.2
Excludes:
Advance prepayment fees, net	133.5	3.5	152.4	6.7
Hedging fair value adjustments	4.5	(1.3)	0.8	(13.7)
Total core net interest income adjustments	138.0	2.2	153.2	(7.0)
Includes items reclassified from other (loss) income:
Net interest income on economic hedges	2.7	1.5	6.4	6.2
Core net interest income	$66.9	$57.4	$176.2	$143.4

The following table summarizes the reconciliation between GAAP net income and core net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income before assessments (GAAP)	$54.0	$48.3	$113.2	$143.6
Excludes:
Core net interest income adjustments (per table above)	138.0	2.2	153.2	(7.0)
Net (loss) gain on derivatives and hedging activities	(23.6)	1.9	(112.8)	98.3
Loss on extinguishment of debt	(127.3)	(28.5)	(131.3)	(80.9)
Net gain (loss) on bonds held at fair value	3.1	(3.2)	1.9	(15.4)
Net gain (loss) on trading securities	8.0	(1.7)	61.6	52.1
Net gain (loss) on sale of available-for-sale securities	—	31.1	—	(11.7)
Net gains on loans held for sale	—	—	—	1.3
Includes:
Net interest income on economic hedges	2.7	1.5	6.4	6.2
Core net income before assessments	$58.5	$48.0	$147.0	$113.1

Our core net income before assessments was $58.5 million and $147.0 million during the three and nine months ended September 30, 2010 compared to $48.0 million and $113.1 million for the same periods in 2009. The increase in our core net income during the three and nine months ended September 30, 2010 was primarily due to increased core net interest income. During the three and nine months ended September 30, 2010, our core net interest income increased $9.5 million and $32.8 million when compared to the same periods in 2009 due primarily to an improvement in our funding costs as a result of the low interest rate environment. In addition, our investment interest income increased due to an increase in government-sponsored enterprise (GSE) mortgage-backed securities (MBS).

As a result of the low interest rate environment throughout 2010, our funding costs decreased $53.9 million and $317.0 million during the three and nine months ended September 30, 2010 when compared to the same periods in 2009. As rates declined during the third quarter of 2010, we called existing debt and issued new lower costing callable debt in order to reduce our funding costs and protect ourselves against potential future mortgage prepayments. During the three and nine months ended September 30, 2010, we called $10.3 billion and $15.9 billion of par value debt compared to $0.5 billion and $2.5 billion for the same periods in 2009.

In addition, our investment interest income increased due to the purchase of $2.5 billion of GSE MBS during the first quarter of 2010. Interest income on our MBS amounted to $75.3 million and $207.2 million during the three and nine months ended September 30, 2010 compared to $48.3 million and $152.2 million for the same periods in 2009.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.”

Conditions in the Financial Markets

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

Interest Rates

The following table shows information on key average market interest rates for the three and nine months ended September 30, 2010 and 2009 and key market interest rates at December 31, 2009:

	Third Quarter 2010 3-Month Average	Third Quarter 2009 3-Month Average	Third Quarter 2010 9-Month Average	Third Quarter 2009 9-Month Average	December 31, 2009 Ending Rate

Federal funds target[1]	0.19%	0.15%	0.17%	0.17%	0.05%
Three-month LIBOR[1]	0.38	0.41	0.36	0.83	0.25
2-year U.S. Treasury[1]	0.53	1.01	0.76	0.97	1.14
10-year U.S. Treasury[1]	2.77	3.50	3.31	3.17	3.84
30-year residential mortgage note[1]	4.45	5.17	4.79	5.08	5.14

[1]	Source is Bloomberg.

Concern over the relative strength of the economy contributed to lower interest rates during the third quarter of 2010. Three-month LIBOR and U.S. Treasury yields decreased due to concerns about the economy and the possibility of the Federal Reserve increasing the money supply. Mortgage rates decreased in line with the decrease in U.S. Treasury yields as investors sought high-quality, liquid assets. As U.S. financial institutions continued to de-lever and maintain excess balance sheet liquidity, short-term money market investments maintained low yields during the third quarter of 2010.

The Federal Open Market Committee (FOMC) maintained the targeted range for the Federal funds rate at 0.00 to 0.25 percent at its August and September 2010 meetings. At its September meeting, the FOMC stated the following regarding inflation: “Measures of inflation are currently at levels somewhat below those we determine to be consistent with our mandate to promote maximum employment and price stability. We will continue to monitor financial developments and the economic outlook and are prepared to provide additional accommodation if needed to support the economic recovery and to return inflation, over time, to levels consistent with our mandate.”

All of the Federal Reserve's purchase programs for agency MBS and agency securities expired as of June 30, 2010. However, the Federal Reserve has initiated re-investment of security receipts into U.S. Treasury securities.

Funding Spreads

	Third Quarter 2010 3-Month Average	Third Quarter 2009 3-Month Average	Third Quarter 2010 9-Month Average	Third Quarter 2009 9-Month Average	December 31, 2009 Ending Spread
FHLB spreads to LIBOR
(basis points)[1]
3-month	(17.6)	(0.2)	(16.5)	(56.7)	(12.1)
2-year	(4.9)	(13.3)	(6.7)	6.2	(10.2)
5-year	5.4	9.2	6.9	32.9	(1.7)
10-year	44.1	56.7	43.2	90.5	41.9

[1]	Source is Office of Finance.

Our access to funding has been stable throughout the third quarter of 2010 as investors continue to seek high-quality assets. As rates continued to decline during the third quarter, callable funding became more attractive and, as a result, we increased our callable debt issuances. We continued to utilize discount notes to fund certain advances and term investments, as well as to provide overall liquidity.

Selected Financial Data

The following selected financial data should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our 2009 Form 10-K. The Statements of Condition data at September 30, 2010 and Statements of Income data for the three months ended September 30, 2010 were derived from the unaudited financial statements and condensed notes at the beginning of this Form 10-Q. The Statements of Condition data at December 31, 2009 was derived from audited financial statements and notes not included in this report but filed in our 2009 Form 10-K. The Statements of Condition data at June 30, 2010, March 31, 2010, and September 30, 2009 and the Statements of Income data for the three months ended June 30, 2010, March 31, 2010, December 31, 2009, and September 30, 2009 were derived from unaudited financial statements and condensed notes not included in this report.

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods and is in conformity with GAAP. The Statements of Income data for the three months ended March 31, 2010, June 30, 2010, and September 30, 2010 are not necessarily indicative of the results that may be achieved for our full 2010 fiscal year.

Statements of Condition	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
(Dollars in millions)
Investments[1]	$20,240	$19,179	$23,236	$20,790	$21,134
Advances	32,014	32,491	33,027	35,720	36,303
Mortgage loans held for portfolio, gross[2]	7,556	7,537	7,559	7,719	7,839
Total assets	60,068	59,442	64,623	64,657	65,426
Consolidated obligations
Discount notes	7,471	3,485	4,706	9,417	12,874
Bonds	47,518	51,075	53,623	50,495	46,918
Total consolidated obligations[3]	54,989	54,560	58,329	59,912	59,792
Mandatorily redeemable capital stock	5	7	7	8	18
Capital stock — Class B putable[4]	2,296	2,307	2,331	2,461	2,952
Retained earnings	529	501	500	484	458
Accumulated other comprehensive income (loss)	147	103	23	(34)	(24)
Total capital	2,972	2,911	2,854	2,911	3,386

	For the Three Months Ended
Statements of Income	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
(Dollars in millions)
Net interest income[5]	$203.8	$72.4	$52.4	$66.9	$58.1
Provision for credit losses on mortgage loans	1.6	3.9	0.1	1.2	*
Other (loss) income [6]	(136.6)	(37.6)	2.5	6.6	1.5
Other expense	11.6	13.0	13.5	17.3	11.3
Net income	39.7	13.2	30.3	40.4	35.5

	For the Three Months Ended
Selected Financial Ratios	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009

Net interest margin[7]	1.35%	0.46%	0.32%	0.39%	0.34%
Return on average equity	5.32	1.84	4.25	4.84	4.17
Return on average capital stock	6.87	2.28	5.11	5.61	4.78
Return on average assets	0.26	0.08	0.19	0.24	0.21
Average equity to average assets	4.93	4.56	4.38	4.89	4.96
Regulatory capital ratio[8]	4.71	4.74	4.39	4.57	5.24
Dividend payout ratio[9]	29.15	90.04	48.07	36.57	40.86

[1]	Investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

[2]
Represents the gross amount of mortgage loans held for portfolio prior to the allowance for credit losses. The allowance for credit losses was $6.8 million, $5.6 million, $1.9 million, $1.9 million, and $0.8 million at September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, and September 30, 2009.

[3]
The par amounts of the outstanding consolidated obligations for all 12 FHLBanks were $805.9 billion, $846.4 billion, $870.9 billion, $930.5 billion, and $973.6 billion at September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, and September 30, 2009.

[4]
Total capital stock includes excess capital stock of $60.5 million, $51.6 million, $52.9 million, $61.8 million, and $540.1 million at September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, and September 30, 2009. During the fourth quarter of 2008, we suspended our normal practice of voluntarily repurchasing excess capital stock after careful consideration of the unstable market conditions at that time. Due to improved market conditions throughout 2009, we resumed our normal practice of voluntarily repurchasing excess capital stock on December 18, 2009.

[5]	Net interest income is before provision for credit losses on mortgage loans.

[6]
Other (loss) income includes, among other things, net (losses) gains on derivatives and hedging activities, net gains (losses) on bonds held at fair value, losses on the extinguishment of debt, and net gains (losses) on trading securities.

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

Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following discussion highlights significant factors influencing our results of operations. Average balances are calculated on a daily weighted average basis. Amounts used to calculate percentage variances are based on numbers in thousands. Accordingly, recalculations may not produce the same results when the amounts are disclosed in millions.

Net Income

The following table presents comparative highlights of our net income for the three and nine months ended September 30, 2010 and 2009 (dollars in millions). These items are further described in the sections that follow.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Net interest income	$203.8	$58.1	$145.7	250.8%	$328.6	$130.5	$198.1	151.8%
Provision for credit losses on mortgage loans	1.6	*	1.6	100.0	5.6	0.3	5.3	1,766.7
Other (loss) income	(136.6)	1.5	(138.1)	(9,206.7)	(171.7)	49.2	(220.9)	(449.0)
Other expense	11.6	11.3	0.3	2.7	38.1	35.8	2.3	6.4
Income before assessments	54.0	48.3	5.7	11.8	113.2	143.6	(30.4)	(21.2)

Assessments	14.3	12.8	1.5	11.7	30.0	38.1	(8.1)	(21.3)

Net income	$39.7	$35.5	$4.2	11.8%	$83.2	$105.5	$(22.3)	(21.1)%

*	Amount is less than $0.1 million.

Net Interest Income

Our net interest income is primarily impacted by changes in average asset and liability balances, and the related yields and costs, as well as returns on invested capital. Net interest income is managed within the context of tradeoff between market risk and return.

The following tables present average balances and rates of major interest rate sensitive asset and liability categories for the three and nine months ended September 30, 2010 and 2009. The tables also present the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities as well as the net interest margin (dollars in millions).

	For the Three Months Ended September 30, 2010			For the Three Months Ended September 30, 2009
	Average Balance [1]	Yield/Cost	Interest Income/ Expense	Average Balance [1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$159	0.28%	$0.1	$76	0.57%	$0.1
Securities purchased under agreements to resell	1,828	0.20	0.9	1,223	0.15	0.4
Federal funds sold	1,425	0.15	0.5	4,787	0.20	2.4
Short-term investments	203	0.28	0.2	511	0.47	0.7
Mortgage-backed securities[2]	12,832	2.33	75.3	9,027	2.12	48.3
Other investments[2]	3,128	2.36	18.5	7,557	1.39	26.1
Advances[3,4]	32,306	2.86	232.5	36,578	1.65	152.4
Mortgage loans[5]	7,553	4.67	89.0	7,954	4.74	95.1
Total interest-earning assets	59,434	2.78	417.0	67,713	1.91	325.5
Noninterest-earning assets	489	—	—	169	—	—
Total assets	$59,923	2.76%	$417.0	$67,882	1.90%	$325.5

Interest-bearing liabilities
Deposits	$1,457	0.10%	$0.4	$1,320	0.17%	$0.6
Consolidated obligations
Discount notes	6,373	0.17	2.7	18,265	0.41	18.8
Bonds[4]	48,201	1.73	210.1	44,009	2.24	247.9
Other interest-bearing liabilities	6	2.03	*	17	2.68	0.1
Total interest-bearing liabilities	56,037	1.51	213.2	63,611	1.67	267.4
Noninterest-bearing liabilities	930	—	—	903	—	—
Total liabilities	56,967	1.48	213.2	64,514	1.64	267.4
Capital	2,956	—	—	3,368	—	—
Total liabilities and capital	$59,923	1.41%	$213.2	$67,882	1.56%	$267.4

Net interest income and spread		1.27%	$203.8		0.24%	$58.1

Net interest margin[6]		1.35%			0.34%

Average interest-earning assets to interest-bearing liabilities		106.06%			106.45%

Composition of net interest income
Asset-liability spread		1.28%	$192.7		0.26%	$44.2
Earnings on capital		1.48%	11.1		1.64%	13.9
Net interest income			$203.8			$58.1

	For the Nine Months Ended September 30, 2010			For the Nine Months Ended September 30, 2009
	Average Balance [1]	Yield/Cost	Interest Income/ Expense	Average Balance [1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$113	0.30%	$0.2	$121	0.37%	$0.3
Securities purchased under agreements to resell	1,119	0.18	1.5	1,239	0.18	1.6
Federal funds sold	3,297	0.16	3.8	6,262	0.33	15.6
Short-term investments	505	0.44	1.7	713	0.51	2.7
Mortgage-backed securities[2]	12,878	2.15	207.2	9,239	2.20	152.2
Other investments[2]	4,038	2.16	65.1	5,809	1.59	69.0
Advances[3,4]	33,146	1.86	460.0	38,258	1.89	541.9
Mortgage loans[5]	7,568	4.82	272.6	9,662	4.83	349.0
Total interest-earning assets	62,664	2.16	1,012.1	71,303	2.12	1,132.3
Noninterest-earning assets	383	—	—	146	—	—
Total assets	$63,047	2.15%	$1,012.1	$71,449	2.12%	$1,132.3

Interest-bearing liabilities
Deposits	$1,356	0.09%	$0.9	$1,291	0.21%	$2.1
Consolidated obligations
Discount notes	6,741	0.14	7.2	23,527	0.72	126.5
Bonds[4]	50,836	1.78	675.3	42,303	2.76	873.0
Other interest-bearing liabilities	9	1.61	0.1	45	0.65	0.2
Total interest-bearing liabilities	58,942	1.55	683.5	67,166	1.99	1,001.8
Noninterest-bearing liabilities	1,195	—	—	1,038	—	—
Total liabilities	60,137	1.52	683.5	68,204	1.96	1,001.8
Capital	2,910	—	—	3,245	—	—
Total liabilities and capital	$63,047	1.45%	$683.5	$71,449	1.87%	$1,001.8

Net interest income and spread		0.61%	$328.6		0.13%	$130.5

Net interest margin[6]		0.70%			0.25%

Average interest-earning assets to interest-bearing liabilities		106.32%			106.16%

Composition of net interest income
Asset-liability spread		0.63%	$295.5		0.16%	$82.8
Earnings on capital		1.52%	33.1		1.96%	47.7
Net interest income			$328.6			$130.5

[1]	Average balances do not reflect the effect of derivative master netting arrangements with counterparties.

[2]	The average balance of available-for-sale securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[3]
Advance interest income includes advance prepayment fee income of $133.5 million and $152.4 million during the three and nine months ended September 30, 2010 compared to $3.5 million and $6.7 million for the same periods in 2009.

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

	Variance For the Three Months Ended			Variance For the Nine Months Ended
	September 30, 2010 vs. September 30, 2009			September 30, 2010 vs. September 30, 2009
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$0.1	$(0.1)	$—	$—	$(0.1)	$(0.1)
Securities purchased under agreements to resell	0.3	0.2	0.5	(0.1)	—	(0.1)
Federal funds sold	(1.4)	(0.5)	(1.9)	(5.6)	(6.2)	(11.8)
Short-term investments	(0.3)	(0.2)	(0.5)	(0.7)	(0.3)	(1.0)
Mortgage-backed securities	21.8	5.2	27.0	58.5	(3.5)	55.0
Other investments	(20.3)	12.7	(7.6)	(24.6)	20.7	(3.9)
Advances	(19.6)	99.7	80.1	(73.2)	(8.7)	(81.9)
Mortgage loans	(4.7)	(1.4)	(6.1)	(75.7)	(0.7)	(76.4)
Total interest income	(24.1)	115.6	91.5	(121.4)	1.2	(120.2)

Interest expense
Deposits	0.1	(0.3)	(0.2)	0.1	(1.3)	(1.2)
Consolidated obligations
Discount notes	(8.5)	(7.6)	(16.1)	(56.0)	(63.3)	(119.3)
Bonds	22.2	(60.0)	(37.8)	153.0	(350.7)	(197.7)
Other interest-bearing liabilities	(0.1)	—	(0.1)	(0.3)	0.2	(0.1)
Total interest expense	13.7	(67.9)	(54.2)	96.8	(415.1)	(318.3)

Net interest income	$(37.8)	$183.5	$145.7	$(218.2)	$416.3	$198.1

Our net interest income is made up of two components: asset-liability spread and earnings on capital.

ASSET-LIABILITY SPREAD

Our asset-liability spread equals the yield on total assets minus the cost of total liabilities. For the three and nine months ended September 30, 2010, our asset-liability spread was 128 and 63 basis points compared to 26 and 16 basis points for the same periods in 2009. The majority of our asset-liability spread is driven by our net interest spread. For the three and nine months ended September 30, 2010, our net interest spread was 127 and 61 basis points compared to 24 and 13 basis points for the same periods in 2009.

Our asset-liability spread and net interest spread improved during the three and nine months ended September 30, 2010 when compared to the same periods in 2009 due primarily to an increase in advance prepayment fees, an improvement in our funding costs due to the low interest rate environment, and an increase in investment interest income resulting from increased GSE MBS. For the three and nine months ended September 30, 2010, our asset-liability spread income was $192.7 million and $295.5 million compared to $44.2 million and $82.8 million for the same periods in 2009.

Our asset-liability spread income was impacted by the following:

Bonds

Interest expense on our bonds decreased $37.8 million and $197.7 million during the three and nine months ended September 30, 2010 when compared to the same periods in 2009 due primarily to lower interest rates. As a result of the low interest rate environment and advance prepayments, we called and extinguished certain bonds during the three and nine months ended September 30, 2010 and 2009 in an effort to lower our relative cost of funds and manage our balance sheet.

The decrease in interest expense was partially offset by increased average bond volumes. Average bond volumes increased during the three and nine months ended September 30, 2010 when compared to the same periods in 2009 due primarily to us replacing maturing discount notes with bonds in an effort to better match fund our longer-term assets with longer-term debt. Throughout the third quarter of 2010, as interest rates continued to fall, callable funding became more attractive and therefore we increased our callable debt issuances in order to reduce funding costs as well as protect ourselves against potential future mortgage prepayments.

Discount Notes

Interest expense on our discount notes decreased 86 and 94 percent during the three and nine months ended September 30, 2010 when compared to the same periods in 2009 due to lower interest rates and lower average volumes. Average discount note volumes decreased 65 and 71 percent during the three and nine months ended September 30, 2010 when compared to the same periods in 2009. The decrease was primarily due to us replacing maturing discount notes with bonds as a result of decreased short-term funding needs and our desire to extend the duration of our liabilities in order to better match fund our assets.

Advances

Interest income on our advance portfolio (including advance prepayment fees, net) increased 53 percent during the three months ended September 30, 2010 when compared to the same period in 2009 due primarily to an increase in advance prepayment fee income. Advance prepayment fee income, net was $133.5 million during the three months ended September 30, 2010 compared to $3.5 million for the same period in 2009. The increase was primarily due to one member prepaying approximately $1.1 billion of advances during the third quarter of 2010 and accordingly, paying a prepayment fee, which represents forgone interest payments on the prepaid advances.

Interest income on our advance portfolio (including advance prepayment fees, net) decreased 15 percent during the nine months ended September 30, 2010 when compared to the same period in 2009 due primarily to decreased average volumes and lower interest rates. Average advance volumes decreased 13 percent during the nine months ended September 30, 2010 when compared to the same period in 2009 due to the high level of liquidity available in the market and the low loan demand experienced by our members. The decrease was partially offset by increased advance prepayment fee income. Advance prepayment fee income, net was $152.4 million during the nine months ended September 30, 2010 compared to $6.7 million for the same period in 2009. As mentioned above, the increase was primarily due to one member prepaying approximately $1.1 billion of advances during the third quarter of 2010.

Mortgage Loans

Interest income on our mortgage loans decreased 6 and 22 percent during the three and nine months ended September 30, 2010 when compared to the same periods in 2009 due primarily to lower average volumes. Throughout the first half of 2010, principal repayments exceeded our mortgage loan originations. In addition, during the second quarter of 2009, we sold approximately $2.1 billion of mortgage loans to Federal National Mortgage Association (Fannie Mae) through the FHLBank of Chicago.

Investments

Interest income on our investments increased 22 and 16 percent during the three and nine months ended September 30, 2010 when compared to the same periods in 2009 primarily due to higher average volumes. During the first quarter of 2010, we purchased GSE MBS as a result of our Board of Directors approving the purchase of GSE MBS up to 5 times regulatory capital through March 31, 2010. As a result, interest income on our MBS was $75.3 million and $207.2 million during the three and nine months ended September 30, 2010 compared to $48.3 million and $152.2 million for the same periods in 2009. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Statements of Condition - Investments" for additional information on our MBS purchases.

The increase in interest income was partially offset by a decrease in average other investments and average short-term investments. Other investments decreased due to us selling certain Temporary Liquidity Guarantee Program (TLGP) debt investments and taxable municipal bonds during the nine months ended September 30, 2010. Short-term investments decreased primarily due to a lack of attractive short-term investment opportunities resulting from (i) concerns on global economic conditions and (ii) reduced counterparty exposure limits established under our Enterprise Risk Management Policy (ERMP).

EARNINGS ON CAPITAL

Our earnings on capital decreased during the three and nine months ended September 30, 2010 when compared to the same periods in 2009 due to lower amounts of capital and the low interest rate environment. For the three and nine months ended September 30, 2010, earnings on invested capital amounted to $11.1 million and $33.1 million compared to $13.9 million and $47.7 million for the same periods in 2009.

PROVISION FOR CREDIT LOSS ON MORTGAGE LOANS HELD FOR PORTFOLIO

During the three and nine months ended September 30, 2010, we experienced an increase in delinquency and loss severity on our mortgage loan portfolio, which increased estimated losses. To reserve for these estimated losses, we recorded an additional provision for credit losses of $1.6 million and $5.6 million during the three and nine months ended September 30, 2010. For additional information, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk - Mortgage Assets."

Net Interest Income by Segment

We report performance of our Member Finance and Mortgage Finance segments based on core net interest income. Core net interest income includes interest income and expense on economic hedge relationships included in other (loss) income and excludes advance prepayment fees, net of hedging fair value adjustments included in interest income and hedging fair value adjustments on called and extinguished debt included in interest expense. A description of these segments is included in “Item 1. Financial Statements—Note 12—Segment Information.”

The following table reconciles our financial performance by operating segment to total income before assessments for the three and nine months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Core net interest income
Member Finance	$27.1	$42.3	$95.3	$86.1
Mortgage Finance	39.8	15.1	80.9	57.3
Total	$66.9	$57.4	$176.2	$143.4

Reconciliation of operating segment results to net interest income
Core net interest income	$66.9	$57.4	$176.2	$143.4
Net interest income on economic hedges	(2.7)	(1.5)	(6.4)	(6.2)
Advance prepayment fees, net	133.5	3.5	152.4	6.7
Hedging fair value adjustments	4.5	(1.3)	0.8	(13.7)

Net interest income after mortgage loan credit loss provision	202.2	58.1	323.0	130.2

Other (loss) income	(136.6)	1.5	(171.7)	49.2
Other expense	11.6	11.3	38.1	35.8

Income before assessments	$54.0	$48.3	$113.2	$143.6

*	Amount is less than $0.1 million.

MEMBER FINANCE

Member Finance core net interest income decreased $15.2 million during the three months ended September 30, 2010 when compared to the same period in 2009 due primarily to decreased average asset volumes. The segment's average assets decreased 23 percent primarily due to a decrease in average advances as a result of the high level of liquidity available in the market and the low loan demand experienced by our members.

Member Finance core net interest income increased $9.2 million during the nine months ended September 30, 2010 when compared to the same period in 2009 due primarily to decreased funding costs as a result of the low interest rate environment, partially offset by decreased average asset volumes. The segment's average assets decreased 19 percent primarily due to a decrease in average advances. In addition, during the nine months ended September 30, 2010, we sold certain TLGP and taxable municipal bond investments in an effort to (i) lock in a portion of the unrealized gains associated with these assets and (ii) reduce our exposure to income statement volatility.

MORTGAGE FINANCE

Mortgage Finance core net interest income increased $24.7 million and $23.6 million during the three and nine months ended September 30, 2010 when compared to the same periods in 2009 due primarily to increased MBS volumes. During the first quarter of 2010, we purchased GSE MBS as a result of our Board of Directors approving the purchase of GSE MBS up to 5 times regulatory capital through March 31, 2010. The increase was partially offset by lower interest rates and decreased average mortgage loan volumes resulting from continued mortgage loan paydowns and the sale of mortgage loans during the second quarter of 2009. The segment's average assets increased 21 and 9 percent during the three and nine months ended September 30, 2010 when compared to the same periods in 2009.

Other (Loss) Income

The following table summarizes the components of other (loss) income (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Service fees	$0.3	$0.4	$1.2	$1.6
Net gain (loss) on trading securities	8.0	(1.7)	61.6	52.1
Net gain (loss) on sale of available-for-sale securities	—	31.1	—	(11.7)
Net gain (loss) on bonds held at fair value	3.1	(3.2)	1.9	(15.4)
Net gain on loans held for sale	—	—	—	1.3
Net (loss) gain on derivatives and hedging activities	(23.6)	1.9	(112.8)	98.3
Loss on extinguishment of debt	(127.3)	(28.5)	(131.3)	(80.9)
Other, net	2.9	1.5	7.7	3.9

Total other (loss) income	$(136.6)	$1.5	$(171.7)	$49.2

Other (loss) income can be volatile from period to period depending on the type of financial activity recorded. For the three and nine months ended September 30, 2010 and 2009, other (loss) income was primarily impacted by the following events:

Net losses on derivatives and hedging activities increased $25.5 million and $211.1 million during the three and nine months ended September 30, 2010 when compared to the same periods in 2009 due primarily to economic hedging activity, partially offset by fair value hedging activity. We use economic hedges to manage interest rate and prepayment risks in our balance sheet as well as the risk arising from changing market prices on certain trading securities and fair value option bonds. During the three and nine months ended September 30, 2010, we recorded net losses of $12.1 million and $104.6 million on economic hedges through “Net (loss) gain on derivatives and hedging activities” compared to net losses of $7.0 million and net gains of $2.9 million for the same periods in 2009. During the three and nine months ended September 30, 2009, we sold available-for-sale securities and terminated the associated interest rate swaps, resulting in net gains on the derivative termination of $6.8 million and $82.6 million recorded through "Net (loss) gain on derivatives and hedging activities." Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Hedging Activities” for a more detailed discussion of our hedging activity.

During the three and nine months ended September 30, 2010, we extinguished bonds with a total par value of $1.0 billion and $1.1 billion and recorded losses of $127.3 million and $131.3 million. The majority of the extinguishments were due to advance prepayments and therefore the losses are offset by the advance prepayment fee income recorded in net interest income.

During the three and nine months ended September 30, 2010, we recorded net holding gains of $3.1 million and $33.0 million on our trading securities compared to net holding losses of $4.7 million and net holding gains of $48.5 million during the same periods in 2009. As trading securities are marked-to-market, changes in holding gains and losses are reflected in other (loss) income. During the three and nine months ended September 30, 2010, we sold $0.2 billion and $3.0 billion of par value trading securities in an effort to (i) lock in a portion of the holding gains associated with these assets and (ii) reduce our exposure to income statement volatility. As a result, we recorded net realized gains of $4.9 million and $28.6 million in other (loss) income during the three and nine months ended September 30, 2010. During the three and nine months ended September 30, 2009, we sold $0.3 billion and $0.8 billion of par value trading securities and recorded net realized gains of $3.0 million and $3.6 million in other (loss) income.

We elected the fair value option on certain bonds that did not qualify for hedge accounting. During the three and nine months ended September 30, 2010, we recorded fair value gains on these bonds amounting to $3.1 million and $1.9 million. During the three and nine months ended September 30, 2009, we recorded fair value losses on these bonds amounting to $3.2 million and $15.4 million. In order to achieve offset to the mark-to-market on certain fair value option bonds, we executed economic derivatives. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Hedging Activities” for the impact of these economic derivatives.

Hedging Activities

If a hedging activity qualifies for hedge accounting treatment, we include the periodic cash flow components of the hedging instrument related to interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. We also record the amortization of certain upfront fees received on interest rate swaps and cumulative fair value adjustments from terminated hedges in interest income or expense or other (loss) income. Changes in the fair value of both the hedging instrument and the hedged item are recorded as a component of other (loss) income in “Net (loss) gain on derivatives and hedging activities."

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

	Three Months Ended September 30, 2010
Net Effect of Hedging Activities	Advances	Investments	Mortgage Assets	Consolidated Obligations	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion	$(45.1)	$—	$(0.8)	$12.0	$—	$(33.9)
Other Income (Loss):
Gains (losses) on fair value hedges	1.6	—	—	(13.1)	—	(11.5)
(Losses) gains on economic hedges	(0.1)	(19.6)	(0.3)	4.7	3.2	(12.1)
Total net gain (loss) on derivatives and hedging activities	1.5	(19.6)	(0.3)	(8.4)	3.2	(23.6)
Gains on trading securities and fair value option bonds[1]	—	8.0	—	3.1	—	11.1
Other	—	—	—	15.7	—	15.7
Total Other Income (Loss)	1.5	(11.6)	(0.3)	10.4	3.2	3.2

Total	$(43.6)	$(11.6)	$(1.1)	$22.4	$3.2	$(30.7)

	Three Months Ended September 30, 2009
Net Effect of Hedging Activities	Advances	Investments	Mortgage Assets	Consolidated Obligations	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion	$(12.3)	$—	$(0.4)	$9.3	$—	$(3.4)
Other Income (Loss):
Gains on fair value hedges	0.8	7.8	—	0.3	—	8.9
(Losses) gains on economic hedges	(0.4)	(15.2)	(0.2)	7.0	1.8	(7.0)
Total net gain (loss) on derivatives and hedging activities	0.4	(7.4)	(0.2)	7.3	1.8	1.9
Gains (losses) on trading securities and fair value option bonds[1]	—	9.3	—	(3.2)	—	6.1
Total Other Income (Loss)	0.4	1.9	(0.2)	4.1	1.8	8.0

Total	$(11.9)	$1.9	$(0.6)	$13.4	$1.8	$4.6

	Nine Months Ended September 30, 2010
Net Effect of Hedging Activities	Advances	Investments	Mortgage Assets	Consolidated Obligations	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion	$(66.4)	$—	$(1.6)	$25.3	$—	$(42.7)
Other Income (Loss):
Gains (losses) on fair value hedges	2.7	(0.1)	—	(10.8)	—	(8.2)
(Losses) gains on economic hedges	(0.9)	(92.1)	(1.0)	26.6	(37.2)	(104.6)
Total net gain (loss) on derivatives and hedging activities	1.8	(92.2)	(1.0)	15.8	(37.2)	(112.8)
Gains on trading securities and fair value option bonds[1]	—	57.7	—	1.9	—	59.6
Other	—	—	—	15.7	—	15.7
Total Other Income (Loss)	1.8	(34.5)	(1.0)	33.4	(37.2)	(37.5)

Total	$(64.6)	$(34.5)	$(2.6)	$58.7	$(37.2)	$(80.2)

	Nine Months Ended September 30, 2009
Net Effect of Hedging Activities	Advances	Investments	Mortgage Assets	Consolidated Obligations	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion	$(43.8)	$—	$(1.3)	$23.8	$—	$(21.3)
Other Income (Loss):
Gains on fair value hedges	3.0	82.4	—	10.0	—	95.4
(Losses) gains on economic hedges	(0.7)	(15.2)	(2.2)	10.1	10.9	2.9
Total net gain (loss) on derivatives and hedging activities	2.3	67.2	(2.2)	20.1	10.9	98.3
Gains (losses) on trading securities and fair value option bonds[1]	—	17.2	—	(15.4)	—	1.8
Total Other Income (Loss)	2.3	84.4	(2.2)	4.7	10.9	100.1

Total	$(41.5)	$84.4	$(3.5)	$28.5	$10.9	$78.8

[1]	Represents the gains (losses) on those trading securities and fair value option bonds in which we have entered into a corresponding economic derivative to hedge the risk of changing market prices.

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities. During the three and nine months ended September 30, 2010, advance amortization increased when compared to the same periods in 2009 due primarily to us fully amortizing basis adjustments during the third quarter of 2010 as a result of advance prepayments. The increase in amortization during the nine months ended September 30, 2010 was partially offset by us unwinding certain interest rate swaps. This unwind activity subsequently results in basis adjustments that are amortized/accreted using the effective-yield method over the remaining life of the advance.

GAINS (LOSSES) ON FAIR VALUE HEDGES

Hedge ineffectiveness occurs when changes in fair value of the derivative and the related hedged item do not perfectly offset each other. Hedge ineffectiveness is driven by changes in the benchmark interest rate and volatility. As the benchmark interest rate changes and the magnitude of that change intensifies, so will the impact on our net realized and unrealized gains (losses) on derivatives and hedging activities. Additionally, volatility in the marketplace may intensify this impact. The change in hedge ineffectiveness gains (losses) during the three and nine months ended September 30, 2010 when compared to the same periods in 2009 was primarily due to us selling certain available-for-sale securities and terminating the associated interest rate swaps during the three and nine months ended September 30, 2009, resulting in net gains on the derivative termination of $6.8 million and $82.6 million recorded through "Net (loss) gain on derivatives and hedging activities."

(LOSSES) GAINS ON ECONOMIC HEDGES

Economic hedges are used to manage interest rate and prepayment risks in our balance sheet as well as the risk arising from changing market prices on certain trading securities and fair value option bonds. Changes in (losses) gains on economic hedges are primarily driven by the volume of hedges, changes in interest rates and volatility, and the loss of hedge accounting for certain hedge relationships failing retrospective hedge effectiveness testing. Economic hedges do not qualify for hedge accounting and, as a result, we record a fair market value gain or loss on the derivative instrument without recording the corresponding loss or gain on the hedged item. For certain assets and liabilities (i.e., trading securities and fair value option bonds), fair market value gains and losses on the economic hedges generally offset the losses and gains on the related asset or liability. In addition, interest accruals on the economic hedges are recorded as a component of other (loss) income instead of a component of net interest income. For the three and nine months ended September 30, 2010 and 2009, (losses) gains on economic hedges were impacted by the following items:

Balance Sheet

•
We held interest rate caps on our balance sheet in order to protect against changes in interest rates on our variable rate MBS and mortgage loan prepayments. Due to a decrease in interest rates, we recorded $10.9 million and $52.3 million in losses on these interest rate caps during the three and nine months ended September 30, 2010 compared to gains of $1.8 million and $10.9 million for the same periods in 2009. We paid $95.0 million in premiums on the interest rate caps outstanding at September 30, 2010. This expense is effectively amortized over the life of the derivative through the monthly mark-to-market adjustments. As a result, expensing more of the cost up front lowers the expense in future periods.

•
We purchased interest rate floors in order to protect against changes in interest rates on our variable rate MBS and mortgage loan prepayments. Due to a decrease in interest rates and volatility, we recorded $14.1 million and $15.1 million in gains on these interest rate floors during the three and nine months ended September 30, 2010. We paid $27.3 million in premiums on the interest rate floors outstanding at September 30, 2010. This expense is effectively amortized over the life of the derivative through the monthly mark-to-market adjustments.

Investments

•
We held interest rate swaps on our balance sheet as economic hedges against adverse changes in the fair value of a portion of our trading securities (i.e. TLGP debt investments and taxable municipal bonds) indexed to LIBOR. During the three and nine months ended September 30, 2010, swap rates decreased considerably and, as a result, we recorded $15.5 million and $72.6 million in losses on the economic derivatives, coupled with $4.1 million and $19.5 million of interest expense accruals. Generally, the losses on the economic derivatives are offset by the gains on the trading securities. During the three and nine months ended September 30, 2010, gains on the trading securities amounted to $8.0 million and $57.7 million and were recorded in “Net gain on trading securities” in other (loss) income.

Consolidated Obligations

•
We perform retrospective hedge effectiveness testing at least quarterly on all hedge relationships. If a hedge relationship fails this test, we can no longer receive hedge accounting and the derivative is accounted for as an economic hedge. Most hedge relationships that fail this test have a short duration or are nearing maturity. During the three and nine months ended September 30, 2010, we recorded losses on ineffective consolidated obligation hedge relationships of $0.9 million and gains of $1.9 million compared to losses of $0.5 million and $18.1 million for the same periods in 2009. During the three and nine months ended September 30, 2010, we had 4 and 16 ineffective consolidated obligation hedge relationships compared to 24 and 37 for the same periods in 2009.

•
We held interest rate swaps on our balance sheet as economic hedges against adverse changes in the fair value of both our variable and fixed interest rate bonds elected under the fair value option. During the three and nine months ended September 30, 2010, we recorded net losses of $1.5 million and $2.3 million on these economic derivatives. Fair value adjustment losses on the variable and fixed interest rate bonds amounted to $3.1 million and $1.9 million during the three and nine months ended September 30, 2010 and were recorded in “Net gain (loss) on bonds held at fair value” in other (loss) income.

•
During the three and nine months ended September 30, 2010, interest income accruals on consolidated obligation economic hedges amounted to $7.1 million and $27.0 million compared to $4.9 million and $12.3 million for the same periods in 2009. The change between periods was primarily due to the increased volume of economic hedges related to bonds elected under the fair value option.

Statements of Condition

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

Financial Highlights

Our total assets decreased to $60.1 billion at September 30, 2010 from $64.7 billion at December 31, 2009. Our total liabilities decreased to $57.1 billion at September 30, 2010 from $61.7 billion at December 31, 2009. Total capital increased to $3.0 billion at September 30, 2010 from $2.9 billion at December 31, 2009. The overall financial condition for the periods presented has been primarily influenced by changes in funding activities, member advances, investment purchases/sales, and mortgage loans. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

Advances decreased 10 percent at September 30, 2010 when compared to December 31, 2009. The decrease was primarily due to the high level of liquidity available in the market and the low loan demand experienced by our members. These factors have driven demand for our advances down as well as provided incentive to our members to prepay their advances.

At September 30, 2010 and December 31, 2009, advances outstanding to our five largest member borrowers totaled $13.0 billion and $14.0 billion, representing 42 and 40 percent of our total advances outstanding. The Federal Home Loan Bank Act of 1932 (FHLBank Act) requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Bank management has policies and procedures in place to appropriately manage this credit risk. Accordingly, we have not provided any allowance for losses on advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk - Advances.”

The following table summarizes our advances by type (dollars in millions):

	September 30, 2010		December 31, 2009
	Amount	Percent of Total	Amount	Percent of Total
Simple fixed rate advances	$15,552	50.2%	$17,192	49.0%
Simple variable rate advances	3,292	10.6	4,134	11.8
Callable advances	6,643	21.5	6,635	19.0
Putable advances	5,484	17.7	7,071	20.2

Total par value	30,971	100.0%	35,032	100.0%

Fair value hedging adjustments
Cumulative fair value gain on existing hedges	950		590
Basis adjustments from terminated hedges	93		98

Total advances	$32,014		$35,720

Cumulative fair value gains on existing hedges increased $360 million at September 30, 2010 when compared to December 31, 2009 due primarily to a decrease in interest rates. Generally, the cumulative fair value gains on advances are offset by the net estimated fair value losses on the related derivative contracts.

Basis adjustments from terminated hedges decreased $5 million at September 30, 2010 when compared to December 31, 2009 due primarily to us fully amortizing the remaining basis adjustments on advances that prepaid during the nine months ended September 30, 2010. The decrease was partially offset by us unwinding certain interest rate swaps during the nine months ended September 30, 2010. This unwind activity subsequently results in basis adjustments that are amortized using the effective-yield method over the remaining life of the advance.

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	September 30, 2010	December 31, 2009
Single family mortgages
Fixed rate conventional loans	$7,161	$7,333
Fixed rate government-insured loans	371	380

Total unpaid principal balance	7,532	7,713

Premiums	58	53
Discounts	(44)	(52)
Basis adjustments from mortgage loan commitments	10	5
Allowance for credit losses	(7)	(2)

Total mortgage loans held for portfolio, net	$7,549	$7,717

Mortgage loans decreased 2 percent at September 30, 2010 when compared to December 31, 2009. The decrease was primarily due to principal repayments exceeding loan purchases throughout the first half of 2010. However, during the third quarter of 2010, as mortgage rates continued to decline, borrower demand increased and our MPF purchase activity began to exceed our principal repayments.

Mortgage loans acquired from members are concentrated primarily with Superior Guaranty Insurance Company (Superior), an affiliate of Wells Fargo Bank, N.A. At September 30, 2010 and December 31, 2009, $3.8 billion and $4.4 billion of our mortgage loans outstanding were from Superior. We have not purchased any mortgage loans from Superior since 2004.

During the nine months ended September 30, 2010, we experienced an increase in delinquency and loss severity on our mortgage portfolio. As a result, we recorded an additional provision for credit losses of $5.6 million during the nine months ended September 30, 2010 in order to cover our estimated losses. See additional discussion regarding our mortgage loan credit risk in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk - Mortgage Assets.”

On August 17, 2010, we provided a servicing released option for our MPF Xtra product. Under MPF Xtra, mortgage loans are passed through to a third-party investor and not maintained on our Statements of Condition. Previously, only those PFIs that retained servicing of their MPF loans were eligible for the MPF Xtra product. During the three and nine months ended September 30, 2010, we executed $152.0 million and $241.6 million of MPF Xtra loans under the master commitments of our PFIs compared to $81.6 million and $96.0 million for the same periods in 2009.

Investments

The following table summarizes the book value of our investments (dollars in millions):

	September 30, 2010		December 31, 2009
	Amount	Percent of Total	Amount	Percent of Total
Short-term investments
Interest-bearing deposits	$4	*%	$5	*%
Securities purchased under agreements to resell	2,250	11.1	—	—
Federal funds sold	2,036	10.1	3,133	15.1
Negotiable certificates of deposit	335	1.7	450	2.2
	4,625	22.9	3,588	17.3

Long-term investments
Mortgage-backed securities
Government-sponsored enterprise	12,360	61.1	11,147	53.6
U.S. government agency-guaranteed	36	0.2	43	0.2
MPF shared funding	28	0.1	33	0.1
Other	34	0.2	35	0.2
	12,458	61.6	11,258	54.1

Non-mortgage-backed securities
Interest-bearing deposits	7	*	6	*
Government-sponsored enterprise obligations	859	4.2	806	3.9
Other U.S. obligations	83	0.4	—	—
State or local housing agency obligations	110	0.5	124	0.6
TLGP	1,785	8.8	4,260	20.5
Taxable municipal bonds	309	1.6	742	3.6
Other	4	*	6	*
	3,157	15.5	5,944	28.6%

Total investments	$20,240	100.0%	$20,790	100.0%

*	Amount is less than 0.1 percent.

Investments decreased 3 percent at September 30, 2010 when compared to December 31, 2009. A majority of the decrease was due to the sale of long-term non-MBS investments (i.e., TLGP debt investments and taxable municipal bonds) during the nine months ended September 30, 2010 in an effort to (i) lock in a portion of the holding gains associated with these assets and (ii) reduce our exposure to income statement volatility.

The decrease in total investments was partially offset by an increase in short-term investments and GSE MBS. Short-term investments increased due to increased overnight securities purchased under agreements to resell. During the third quarter of 2010, as a result of tighter unsecured credit limits established under our ERMP, we increased our utilization of these secured investments. In addition, GSE MBS increased due to purchases made during the first quarter of 2010 as a result of temporary authority from our Board of Directors to purchase GSE MBS up to 5 times regulatory capital through March 31, 2010. Our MBS investment authority has since reverted back to 3 times regulatory capital. As a result, we are precluded from purchasing additional MBS until our MBS balance declines below 3 times regulatory capital.

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

Refer to “Item 1. Financial Statements—Note 6—Other-Than-Temporary Impairment” for a discussion of our OTTI analysis performed at September 30, 2010. As a result of our analysis, we determined that all gross unrealized losses on our agency and GSE MBS, taxable municipal bonds, private-label MBS, MPF shared funding securities, and negotiable certificates of deposit are temporary. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we do not consider any of these securities to be other-than-temporarily impaired at September 30, 2010.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. We use derivatives to restructure interest rates on consolidated obligations to better manage our interest rate risk and funding costs. This generally means converting fixed rates to variable rates. At September 30, 2010, the book value of the consolidated obligations issued on our behalf totaled $55.0 billion compared with $59.9 million at December 31, 2009.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	September 30, 2010	December 31, 2009

Total par value	$46,997	$50,323

Premiums	44	50
Discounts	(33)	(35)
Fair value hedging adjustments
Cumulative fair value loss on existing hedges	506	149
Basis adjustments from terminated and ineffective hedges	(1)	*
Fair value option adjustments
Cumulative fair value loss	3	4
Accrued interest payable	3	4

Total bonds	$47,519	$50,495

*	Amount is less than one million

Bonds decreased 6 percent at September 30, 2010 when compared to December 31, 2009. The decrease was primarily due to us calling $15.9 billion of higher-costing par value bonds as a result of the low interest rate environment during the nine months ended September 30, 2010. We replaced these bonds with lower costing callable debt when warranted. In addition, as a result of significant advance prepayment activity during the nine months ended September 30, 2010, we extinguished $1.1 billion of higher-costing par value bonds in order to manage our balance sheet and lower future interest expense.

Cumulative fair value losses on existing hedges increased $357 million at September 30, 2010 when compared to December 31, 2009 due primarily to a decrease in interest rates. Generally, the cumulative fair value losses on bonds are offset by the net estimated fair value gains on the related derivative contracts.

Basis adjustments from terminated and ineffective hedges decreased $1 million at September 30, 2010 when compared to December 31, 2009 due primarily to us unwinding certain interest rate swaps during the nine months ended September 30, 2010. This unwind activity subsequently results in basis adjustments that are amortized using the effective-yield method over the remaining life of the bond.

Fair Value Option Bonds

At September 30, 2010, we elected the fair value option on $1.5 billion of our bonds compared to $6.0 billion at December 31, 2009. We elected the fair value option on these bonds because they did not qualify for hedge accounting and, in most instances, we entered into economic derivatives to achieve some offset to the mark-to-market on the bonds. During the three and nine months ended September 30, 2010, we recorded fair value adjustment gains on these bonds of $3.1 million and $1.9 million compared to losses of $3.2 million and $15.4 million for the same periods in 2009. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Hedging Activities” for the impact of the related economic derivatives.

For additional information on our bonds, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity.”

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	September 30, 2010	December 31, 2009
Par value	$7,471	$9,419
Discounts	*	(2)
Total discount notes	$7,471	$9,417

*	Amount is less than one million

Discount notes decreased 21 percent at September 30, 2010 when compared to December 31, 2009. The decrease was primarily due to us replacing maturing discount notes with bonds as a result of decreased short-term funding needs and our desire to extend the duration of our liabilities. For additional information on our discount notes, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity.”

Capital

Our capital (including capital stock, retained earnings, and accumulated other comprehensive income (loss)) was $3.0 billion at September 30, 2010 compared to $2.9 billion at December 31, 2009. Although our total capital level remained fairly stable between periods, the composition of our capital changed during the nine months ended September 30, 2010. Capital stock decreased 7 percent due primarily to the repurchase of activity-based capital stock resulting from lower advance and MPF loan activity. Retained earnings increased 9 percent due to net income earned during the nine months ended September 30, 2010, partially offset by the payment of dividends. Accumulated other comprehensive income (loss) increased $180.5 million due to an increase in unrealized gains on available-for-sale securities resulting primarily from a decrease in interest rates.

Derivatives

The notional amount of derivatives reflects the volume of our hedges, but it does not measure our credit exposure because there is no principal at risk. The following table categorizes the notional amount of our derivatives (dollars in millions):

	September 30, 2010	December 31, 2009
Notional amount of derivatives
Interest rate swaps
Noncallable	$25,362	$34,158
Callable by counterparty	10,643	9,386
Callable by the Bank	40	60
	36,045	43,604

Interest rate caps or floors	9,490	3,240
Forward settlement agreements (TBAs)	254	27
Mortgage delivery commitments	255	27

Total notional amount	$46,044	$46,898

We utilize derivative instruments to manage interest rate and prepayment risk in our Statements of Condition. At September 30, 2010, the notional amount of our derivative contracts decreased approximately 2 percent when compared to December 31, 2009. The decrease was primarily due to decreased noncallable interest rate swaps, partially offset by increased interest rate caps and floors and increased callable interest rate swaps. We purchased interest rate caps and floors primarily to protect against prepayments in our mortgage portfolio.

The following table categorizes the notional amount and the fair value of derivative instruments, excluding accrued interest, by product and type of accounting treatment (dollars in millions). The category titled fair value represents hedges that qualify for fair value hedge accounting. The category titled economic represents hedges that do not qualify for hedge accounting.

	September 30, 2010		December 31, 2009
	Notional	Fair Value	Notional	Fair Value
Advances
Fair value	$12,243	$(998)	$13,204	$(613)
Economic	206	(1)	746	(1)
Investments
Fair value	256	(19)	239	2
Economic	753	(39)	1,525	25
Mortgage assets
Forward settlement agreements (TBAs)
Economic	254	(1)	27	*
Mortgage delivery commitments
Economic	255	1	27	*
Consolidated obligations
Bonds
Fair value	20,577	498	20,753	147
Economic	2,010	9	6,830	4
Discount notes
Economic	—	—	307	*
Balance Sheet
Economic	9,490	80	3,240	51

Total notional and fair value	$46,044	$(470)	$46,898	$(385)

Total derivatives, excluding accrued interest		(470)		(385)
Accrued interest		87		63
Net cash collateral and related accrued interest[1]		120		53
Net derivative balance		$(263)		$(269)

Net derivative assets		9		11
Net derivative liabilities		(272)		(280)
Net derivative balance		$(263)		$(269)

[1]	Excludes $9.1 million of excess cash collateral held by us at September 30, 2010, which is recorded as a deposit liability in the Statements of Condition.

*	Amount is less than one million.

Fair values of derivative instruments will fluctuate based upon changes in the interest rate environment, volatility in the marketplace, as well as the volume of derivative activities. For fair value hedge relationships, substantially all of the net fair value gains and losses on our derivative contracts are offset by net hedging fair value adjustment losses and gains on the related hedged items. Economic derivatives do not have an offsetting fair value adjustment as they are not associated with a hedged item; however, the mark-to-market on certain assets and liabilities (i.e., trading securities and fair value option bonds) are generally offset by certain economic derivatives.

Liquidity and Capital Resources

Our liquidity and capital positions are actively managed in an effort to preserve stable, reliable, and cost-effective sources of cash to meet current and projected future operating financial commitments, as well as regulatory and internal liquidity and capital requirements.

LIQUIDITY

Sources of Liquidity

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. The par amounts of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $751.5 billion and $870.8 billion at September 30, 2010 and December 31, 2009.

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

During the nine months ended September 30, 2010, proceeds from the issuance of bonds and discount notes were $31.3 billion and $247.3 billion compared to $20.8 billion and $607.2 billion for the same period in 2009. Shorter-term funding was relatively attractive throughout 2009 while longer-term funding was expensive due to illiquidity in the marketplace and investors' desire to invest short-term. As a result, we utilized discount notes to fund both our short- and long-term assets in 2009. Throughout 2010, longer-term funding improved and, as a result, we began replacing maturing discount notes with bonds in an effort to better match fund our longer-term assets with longer-term debt. Additionally, as interest rates continued to fall throughout the third quarter of 2010, callable funding became more attractive. Accordingly, we began issuing more callable bonds in order to reduce funding costs as well as protect ourselves against potential future mortgage prepayments.

In addition to the issuance of consolidated obligations, during the nine months ended September 30, 2010, we experienced increased advance prepayment activity as a result of the low interest rate environment. Advance prepayment fees, net were $152.4 million during the nine months ended September 30, 2010 due primarily to one member prepaying approximately $1.1 billion of advances during the third quarter of 2010.

We utilize several other sources of liquidity to carry out our business activities. These include cash, interbank loans, payments collected on advances and mortgage loans, proceeds from the issuance of capital stock, member deposits, and current period earnings. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve. To provide further access to funding, the FHLBank Act authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of October 31, 2010, no purchases had been made by the U.S. Treasury under this authorization.

Uses of Liquidity

We use proceeds from the issuance of consolidated obligations primarily to fund advances and investment purchases. During the nine months ended September 30, 2010, as a result of the low interest rate environment, we also used proceeds from the issuance of consolidated obligations and advance prepayments to call and extinguish debt.

During the nine months ended September 30, 2010, advance disbursements totaled $26.9 billion compared to $30.6 billion for the same period in 2009. The decrease in advance disbursements during the nine months ended September 30, 2010 is consistent with our decrease in advance balances.

During the nine months ended September 30, 2010, investment purchases (excluding overnight investments) totaled $9.3 billion compared to $22.0 billion for the same period in 2009. The decrease in investment purchases during the nine months ended September 30, 2010 was primarily due to a lack of attractive short-term investment opportunities resulting from (i) concerns on global economic conditions and (ii) reduced counterparty exposure limits established under our ERMP.

During the nine months ended September 30, 2010, we called $15.9 billion of higher-costing par value bonds compared to $2.5 billion for the same period in 2009 in an effort to lower our relative cost of funds in the future. In addition, to manage our balance sheet and lower future interest expense, we extinguished $1.1 billion of higher-costing par value bonds during the nine months ended September 30, 2010 and recorded losses of $131.3 million on these debt extinguishments.

Other uses of liquidity include purchases of mortgage loans, repayment of member deposits, consolidated obligations, and interbank loans, redemption or repurchase of capital stock, and payment of dividends.

Liquidity Requirements

Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At September 30, 2010 and December 31, 2009, we were in compliance with all three of the Finance Agency's liquidity requirements.

In addition to the liquidity measures discussed above, the Finance Agency has provided the Bank with guidance to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we can not access the capital markets for the issuance of debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we can not access the capital markets for the issuance of debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At September 30, 2010 and December 31, 2009, we were in compliance with this liquidity guidance.

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

If our capital falls below the required levels, the Finance Agency has authority to take actions necessary to return us to safe and sound business operations within the regulatory minimum ratios. On September 29, 2010, we received a letter from the Finance Agency stating we were adequately capitalized at June 30, 2010. At September 30, 2010, management believes we continue to be adequately capitalized. For additional information, refer to "Item 1. Financial Statements - Note 11 - Capital."

The following table summarizes our regulatory capital (dollars in millions):

	September 30, 2010	December 31, 2009
GAAP capital stock	$2,296	$2,461
Retained earnings	529	484
Mandatorily redeemable capital stock	5	8
Total regulatory capital stock	$2,830	$2,953

The decrease in GAAP capital stock at September 30, 2010 when compared to December 31, 2009 was primarily due to a decrease in activity-based capital stock. Activity-based capital stock fluctuates with the outstanding balances of advances made to members and mortgage loans purchased from members. Retained earnings increased due to net income earned during the nine months ended September 30, 2010, partially offset by the payment of dividends. At September 30, 2010 and December 31, 2009, a majority of the capital stock subject to mandatory redemption was due to the voluntary termination of membership as a result of out of district mergers or consolidations.

Capital stock owned by members in excess of their minimum investment requirements is known as excess capital stock. We had excess capital stock (including excess mandatorily redeemable capital stock) of $60.5 million and $61.8 million at September 30, 2010 and December 31, 2009.

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

For the nine months ended September 30, 2010, we paid cash dividends of $38.0 million compared to $29.0 million for the same period in 2009. The annualized dividend rate paid for the nine months ended September 30, 2010 and 2009 was 2.00 percent and 1.34 percent.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, refer to our 2009 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2010.

Legislative and Regulatory Developments

PROPOSED RULE ON ELIGIBLE INVESTMENTS FOR DERIVATIVES CLEARING ORGANIZATIONS

On November 3, 2010, the Commodity Futures Trading Commission (CFTC) issued a proposed rule with a comment deadline of December 3, 2010 which, among other changes, would eliminate the ability of futures commissions merchants and derivatives clearing organizations to invest customer funds in GSE securities that are not explicitly guaranteed by the U.S. federal government. Currently, GSE securities are eligible investments under CFTC regulations. If this change is adopted as proposed, the demand for FHLBank debt may be adversely impacted.

PROPOSED RULE ON SHARING OF FINANCIAL INFORMATION

On September 30, 2010, the Finance Agency published for comment a proposed rule implementing a provision in the Housing and Economic Recovery Act (HERA) requiring the Finance Agency to make available to each FHLBank information relating to the financial condition of all other FHLBanks. Information shared under the proposed rule would include the final report of examination for each FHLBank and any other supervisory reports that the Finance Agency presents to an FHLBank’s board of directors. Comments on the proposed rule are due on November 29, 2010.

PROPOSED RULE ON FINANCE AGENCY ENFORCEMENT POWERS

On August 12, 2010, the Finance Agency published for comment a proposed rule detailing its civil enforcement powers and the rules of practice and procedure for enforcement proceedings against FHLBanks and related parties. The proposed rule would implement the enhanced enforcement authority granted to the Finance Agency under HERA. Enforcement actions covered under the proposed rule include, among others, the authority to remove FHLBank officers and to impose civil monetary penalties on FHLBanks. Comments on the proposed rule were due on October 12, 2010.

PROPOSED RULE ON FINANCE AGENCY'S OFFICE OF OMBUDSMAN

On August 6, 2010, the Finance Agency published for comment a proposed rule that would establish within the Finance Agency an Office of the Ombudsman, which would consider complaints and appeals from the FHLBanks, Office of Finance, and any person that has a business relationship with the FHLBanks or the Office of Finance regarding the regulation and supervision of the FHLBanks or the Office of Finance by the Finance Agency. Comments on the proposed rule were due on September 7, 2010.

TAX-EXEMPT BONDS SUPPORTED BY FHLB LETTERS OF CREDIT

Legislation is being considered in Congress that would allow an FHLBank on behalf of one or more members to issue letters of credit to support non-housing related tax-exempt state and local bond issuances issued after December 31, 2010. HERA first allowed for this authority, provided that the bonds were issued between July 30, 2008 and December 31, 2010.

BASEL COMMITTEE ON BANKING SUPERVISION CAPITAL FRAMEWORK

The Basel Committee on Banking Supervision (Basel Committee) has developed a new capital regime for internationally active banks. Banks subject to the new regime will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. While it is uncertain how the new regime will be implemented by the U.S. regulatory authorities, the new regime could encourage some of our members to divest their assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. In addition, new liquidity requirements being developed by the Basel Committee could also make advances and investments in FHLBank obligations less attractive for banks subject to these requirements depending on how such requirements are implemented by the U.S. regulatory authorities.

FINANCIAL REGULATORY REFORM

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted into law. The Dodd-Frank Act, among other things: (i) creates a consumer financial protection agency; (ii) creates the Financial Stability Oversight Council, an inter-agency oversight council that will identify and provide for the regulation of systemically important financial institutions by the Federal Reserve Board; (iii) regulates the over-the-counter derivatives market; (iv) reforms the credit rating agencies; (v) imposes new executive compensation proxy and disclosure requirements; (vi) establishes new requirements, including a risk-retention requirement, for MBS; (vii) makes a number of changes to the federal deposit insurance system; and (viii) creates a federal insurance office that will monitor the insurance industry.

The FHLBanks' business operations, funding costs, rights, obligations, and/or the manner in which FHLBanks carry out their housing-finance mission may be affected by the Dodd-Frank Act. For example, regulations on the over-the-counter derivatives market that may be issued under the Dodd-Frank Act could materially affect an FHLBank's ability or cost to hedge its interest rate risk exposure from advances, achieve the FHLBank's risk management objectives, and act as an intermediary between its members and counterparties. The Commodity Futures Trading Commission and the SEC are requesting comments and promulgating rules regarding the implementation of the derivatives provisions in the Dodd-Frank Act. Furthermore, if the FHLBanks are identified as being systemically important financial institutions under the Dodd-Frank Act, they would be subject to heightened prudential standards established by the Federal Reserve Board. These standards include, at a minimum, risk-based capital requirements, liquidity requirements, risk management, a resolution plan, and concentration limits. Other standards could encompass such matters as a requirement to issue contingent capital instruments, additional public disclosures, and limits on short-term debt. The Dodd-Frank Act also requires systemically important financial institutions to report to the Federal Reserve on the nature and extent of their credit exposures to other significant companies and undergo semi-annual stress tests. In addition, under the Volcker Rule provision in the Dodd-Frank Act, such institutions are subject to higher capital requirements and quantitative limits with regard to their proprietary trading. On October 6, 2010, the Financial Stability Oversight Council published advanced notices of proposed rulemaking on the criteria it should use in designating systemically important financial institutions and on a study that it is required to undertake regarding the implementation of the Volcker Rule.

In addition to requiring unlimited deposit insurance coverage for transaction accounts (see discussion below), the Dodd-Frank Act also makes a number of changes to the federal deposit insurance program. First, it requires the Federal Deposit Insurance Corporation (FDIC) to base future assessments for deposit insurance on the amount of assets held by an institution instead of on the amount of deposits it holds. Second, it permanently increases deposit insurance coverage for insured banks, savings associations, and credit unions to $250,000. Third, it increases the minimum reserve ratio for the FDIC insurance fund to 1.35 percent, which the FDIC is required to meet by September 30, 2020. Fourth, it requires the FDIC to offset the effect of meeting this higher reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion. On October 19, 2010, the FDIC adopted a new restoration plan in order to meet the statutorily required 1.35 percent reserve ratio for its insurance fund by September 30, 2020 and issued a proposed rule that, among other things, would set the long-term designated reserve ratio for the fund at 2.00 percent. These changes made by the Dodd-Frank Act may provide an incentive for some of our members to hold more deposits than other non-deposit liabilities.

The Dodd-Frank Act also requires the Treasury Department to submit to Congress by January 31, 2011 recommendations on how to end the conservatorships of Fannie Mae and Freddie Mac and on housing finance reform issues generally. On that subject, the Treasury Department and the Housing and Urban Development Department issued a series of questions for public comment in April and held a public conference in August regarding reforms to the housing finance system. It is uncertain at this time what recommendations will be made by the Administration, what housing finance reforms, if any, will be enacted based upon these recommendations, and how any reforms that may be enacted will impact our members, our mission, and our relationship to the federal government.

FINANCE AGENCY PROPOSED RULE ON FHLBANK CONSERVATORSHIP AND RECEIVERSHIP

On July 9, 2010, the Finance Agency published in the Federal Register a proposed rule implementing the conservatorship and receivership provisions of HERA, which apply to Fannie Mae, Freddie Mac and the FHLBanks. The proposed rule addresses the status and priority of claims, the relationships among various classes of creditors and equity-holders, and the priorities for contract parties and other claimants with regard to the resolution of an FHLBank that is put into conservatorship or receivership by the Finance Agency. Comments on the proposed rule were due on September 7, 2010.

STATEMENT ON PROPERTY ASSESSED CLEAN ENERGY PROGRAMS

On July 6, 2010, the Finance Agency issued a statement regarding the Property Assessed Clean Energy (PACE) retrofit lending programs which provide financing for borrowers to install energy conservation improvements to residential or commercial property. A number of states have recently enacted laws authorizing PACE programs. Loans made under some of these state programs may have a priority lien over existing mortgages, resulting in new credit risks for holders or investors of these mortgages. Because of these credit risks, the Finance Agency in its statement directed the FHLBanks to review their collateral policies and procedures in order to assure that the collateral pledged by our members for their advances is not adversely impacted by energy retrofit programs.

TRANSACTION ACCOUNT PROGRAMS

On June 28, 2010, the FDIC published in the Federal Register a final rule extending the Transaction Account Guarantee (TAG) program to December 31, 2010 for banks currently participating in the program. The TAG program provides FDIC insurance for all funds held at participating banks in qualifying non-interest bearing transaction accounts. The final rule also allowed the FDIC to further extend the TAG program without further rulemaking, for a period of time not to exceed December 31, 2011, upon a determination by the FDIC that continuing economic difficulties warrant the extension.

In addition, the Dodd-Frank Act requires the FDIC and the National Credit Union Administration to provide unlimited deposit insurance for non-interest bearing transaction accounts. This Dodd-Frank Act requirement is effective for FDIC-insured institutions from December 31, 2010 until January 1, 2013 and for insured credit unions from the effective date of the Dodd-Frank Act until January 1, 2013. On September 30, 2010, the FDIC published in the Federal Register a proposed rule to implement this provision in the Dodd-Frank Act and announced that it will not be extending its TAG program beyond the scheduled expiration date of December 31, 2010. These programs provide an alternative source of funds for many of our members that compete with our advance business.

For additional discussion on pending legislative and regulatory developments, refer to our 2009 Form 10-K.

Risk Management

We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, and business risk. Our primary objective is to manage assets, liabilities, and derivative exposures in ways that protect the par redemption value of our capital stock from risks, including fluctuations in market interest rates and spreads. Our risk management policies protect us from significant earnings volatility. We periodically evaluate these policies in order to respond to changes in our financial position and general market conditions. This periodic evaluation may result in changes to our risk management policies.

Our Board of Directors determined that we should operate under a risk management philosophy of maintaining an AAA rating. An AAA rating provides us with ready access to funds in the capital markets. In line with this objective, our ERMP establishes risk measures to monitor our market risk and liquidity risk. Effective July 1, 2010, our Board of Directors approved certain changes to our ERMP. While these changes did not impact the overall goals of managing risks, they did change some of the detailed provisions, processes, and measures utilized to manage risk. The following is a list of the risk measures in place at September 30, 2010 and whether or not they are monitored by a policy limit:

Market Risk:
Market Value of Capital Stock Sensitivity (policy limit)
Estimate of Daily Market Value Sensitivity (policy limit)
Projected 12-month GAAP Income Sensitivity (policy limit) Economic Value of Capital Stock

Liquidity Risk:	Regulatory Liquidity (policy limit)

Market Value of Capital Stock Sensitivity (MVCS) and Economic Value of Capital Stock (EVCS) are our key market risk measures.

MARKET RISK

We define market risk as the risk that MVCS or net interest income will change as a result of changes in market conditions such as interest rates, spreads, and volatilities. Interest rate risk was the predominant type of market risk exposure during the nine months ended September 30, 2010 and 2009. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and hedges, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements. Our key market risk measures are quantified in the “Market Value of Capital Stock Sensitivity” and “Economic Value of Capital Stock” sections that follow.

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

The MVCS calculation uses market prices, as well as interest rates and volatilities, and assumes a static balance sheet. The timing and variability of balance sheet cash flows are calculated by an internal model. To ensure the accuracy of the market value calculation, we reconcile the computed market prices of complex instruments, such as derivatives and mortgage assets, to market observed prices or dealers' quotes.

Interest rate risk stress tests of MVCS involve instantaneous parallel and non-parallel shifts in interest rates. The resulting percentage change in MVCS from the base case value is an indication of longer-term repricing risk and option risk embedded in the balance sheet.

To protect the MVCS from large interest rate swings, we use hedging transactions, such as entering into or canceling interest rate swaps on existing debt, altering the funding structure supporting MBS and MPF purchases, and purchasing interest rate swaptions, caps, and floors.

Effective July 1, 2010, the policy limits for MVCS are 2.2 percent, 5 percent and 12 percent declines from the base case in the up and down 50, 100 and 200 basis point parallel interest rate shift scenarios and 4.4 percent, 10 percent and 20 percent declines from the base case in the up and down 50, 100 and 200 basis point non-parallel interest rate shift scenarios. Any breach of policy limits requires an immediate action to bring the exposure back within policy limits, as well as a report to the Board of Directors. Prior to July 1, 2010, there were no policy limits established for the up and down 50 basis point parallel interest rate shift scenarios or the up and down 50, 100 and 200 basis point non-parallel interest rate shift scenarios.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at each quarter-end during 2010 and 2009:

	Market Value of Capital Stock (Dollars per Share)
	Down 200	Down 100	Down 50[1]	Base Case	Up 50[1]	Up 100	Up 200
2010
September	$101.4	$101.9	$106.2	$107.9	$107.8	$106.7	$100.9
June	$95.0	$100.8	N/A	$105.9	N/A	$104.7	$99.6
March	$78.7	$100.5	N/A	$102.9	N/A	$99.8	$94.2
2009
December	$85.1	$100.2	N/A	$100.2	N/A	$97.2	$92.0
September	$78.4	$91.7	N/A	$95.5	N/A	$93.5	$89.0
June	$72.1	$86.9	N/A	$91.2	N/A	$90.4	$87.4
March	$42.7	$59.2	N/A	$76.3	N/A	$86.9	$85.7

	Percent Change from Base Case
	Down 200	Down 100	Down 50[1]	Base Case	Up 50[1]	Up 100	Up 200
2010
September	(6.0)%	(5.6)%	(1.6)%	—%	(0.1)%	(1.2)%	(6.5)%
June	(10.3)%	(4.8)%	N/A	—%	N/A	(1.1)%	(6.0)%
March	(23.5)%	(2.3)%	N/A	—%	N/A	(3.0)%	(8.5)%
2009
December	(15.1)%	—%	N/A	—%	N/A	(0.3)%	(8.2)%
September	(17.9)%	(4.0)%	N/A	—%	N/A	(2.1)%	(6.8)%
June	(20.9)%	(4.7)%	N/A	—%	N/A	(9.0)%	(4.2)%
March	(44.0)%	(22.3)%	N/A	—%	N/A	14.0%	12.3%

[1]	Policy limits for the up and down 50 basis point parallel interest rate shift scenarios were implemented effective July 1, 2010.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at September 30, 2010:

	Market Value of Capital Stock (Dollars per Share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2010
September	$103.1	$102.8	$104.4	$107.9	$112.4	$116.6	$112.8

	Percent Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2010
September	(4.5)%	(4.7)%	(3.2)%	—%	4.2%	8.0%	4.6%

The increase in base case MVCS at September 30, 2010 compared with December 31, 2009 was primarily attributable to the following:

•
Decreased option-adjusted spread on our mortgage assets. During the nine months ended September 30, 2010, the spread between mortgage interest rates and LIBOR decreased significantly when compared to the fourth quarter of 2009, which increased the market value of our mortgage assets.

•
Increased retained earnings. Retained earnings increased during the nine months ended September 30, 2010 due primarily to earnings in excess of dividend payments. As we retain earnings, our equity position increases, thereby increasing MVCS.

During the first quarter of 2008, our Board of Directors suspended all policy limits pertaining to the down 200 basis point parallel interest rate shift scenario due to the low interest rate environment. During the third quarter of 2010, we temporarily adjusted all policy limits pertaining to the parallel and non-parallel interest rate shift scenarios in anticipation of a recalibration to our prepayment model. The temporarily adjusted policy limits for MVCS are 15.2 percent, 6.6 percent, 3.0 percent, 1.8 percent, 4.2 percent, and 10.4 percent declines from base case in the down 200, down 100, down 50, up 50, up 100, and up 200 basis point parallel interest rate shift scenarios. For the non-parallel interest rate shift scenarios, the temporarily adjusted policy limits are 27.2 percent, 11.6 percent, 5.2 percent, 4.0 percent, 9.2 percent and 22.4 percent declines from base case in the down 200, down 100, down 50, up 50, up 100, and up 200 basis point shocks. These temporary policy limits will be removed at the time our prepayment model recalibration is complete.

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

Economic Value of Capital Stock (Dollars Per Share)
2010
September	$119.3
June	$114.0
March	$114.2
2009
December	$108.7
September	$106.9
June	$102.1
March	$86.3

The improvement in our EVCS at September 30, 2010 when compared to December 31, 2009 was primarily attributable to the following:

•
Increased retained earnings. Retained earnings increased during the nine months ended September 30, 2010 due primarily to earnings in excess of dividend payments. As we retain earnings, our equity position increases, thereby increasing EVCS.

•
High mortgage spreads. Mortgage spreads over swap rates, which are used in our model for projecting future mortgage rates, widened during the period. The higher spreads increased the economic value of mortgage assets because it increased projected mortgage rates and hence decreased the projected prepayment speeds.

•
Decreased interest rates. During the nine months ended September 30, 2010, interest rates decreased when compared to the fourth quarter of 2009, which increased EVCS due to a slightly longer duration of our assets compared to our liabilities for most of the period.

LIQUIDITY RISK

We define liquidity risk as the risk that we will be unable to meet our obligations as they come due or meet the credit needs of our members and housing associates in a timely and cost efficient manner. To manage this risk, we maintain liquidity in accordance with Finance Agency regulations. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity” for additional details on our liquidity management.

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

Although management has policies and procedures in place to manage credit risk, we may be exposed to this risk if our outstanding advance value exceeds the liquidation value of our collateral. We mitigate this risk by applying collateral discounts, requiring most borrowers to execute a blanket lien, taking delivery of collateral, and limiting extensions of credit. Collateral discounts, or haircuts, are applied to the unpaid principal balance or market value, if available, of the collateral to determine the advance equivalent value of the collateral securing each borrower's obligations. The amount of these discounts will vary based on the type of collateral and security agreement. We determine these discounts or haircuts using data based upon historical price changes, discounted cash flow analyses, and loan level modeling.

At September 30, 2010 and December 31, 2009, borrowers pledged $88.7 billion and $86.3 billion of collateral (net of applicable discounts) to support activity with us, including advances. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

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

The following table presents the unpaid principal balance of our MPF portfolio by product type (dollars in billions):

	September 30, 2010		December 31, 2009
Product Type	Dollars	Percent	Dollars	Percent
Original MPF	$0.6	8.0%	$0.5	6.5%
MPF 100	0.1	1.3	0.1	1.3
MPF 125	2.7	36.0	2.4	31.2
MPF Plus	3.7	49.4	4.3	55.8
Total conventional loans	7.1	94.7	7.3	94.8

Government-insured loans	0.4	5.3	0.4	5.2

Total mortgage loans	$7.5	100.0%	$7.7	100.0%

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

PFIs are paid a credit enhancement fee for managing the credit risk on conventional MPF loans, and in some instances all or a portion of the credit enhancement fee may be performance based. Credit enhancement fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans in the master commitment. To the extent we experience losses in a master commitment, we may be able to recapture credit enhancement fees paid to the PFI to offset potential credit losses.

For our conventional MPF loans, the availability of loss protection may differ slightly among MPF products. Our loss protection consists of the following loss layers, in order of priority:

•	Homeowner Equity.

•	Primary Mortgage Insurance (PMI). PMI is on all loans with homeowner equity of less than 20 percent of the original purchase price or appraised value.

•
First Loss Account. The first loss account specifies our potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. If we experience losses in a master commitment, these losses will either be (i) recovered through the recapture of performance based credit enhancement fees from the PFI or (ii) absorbed by us. The first loss account balance for all master commitments is a memorandum account and was $121.4 million and $116.4 million at September 30, 2010 and December 31, 2009.

•
Credit Enhancement Obligation of PFI. PFIs have a credit enhancement obligation to absorb losses in excess of the first loss account in order to limit our loss exposure to that of an investor in an MBS that is rated the equivalent of AA by a NRSRO. PFIs are required to either collateralize their credit enhancement obligation with us or to purchase supplemental mortgage insurance (SMI) from mortgage insurers. All of our SMI providers have had their external ratings for claims-paying ability or insurer financial strength downgraded below AA. Ratings downgrades imply an increased risk that these SMI providers will be unable to fulfill their obligations to reimburse us for claims under insurance policies.

On August 7, 2009, the Finance Agency granted a waiver for one year on the AA rating requirement of SMI providers for existing loans and commitments in the MPF program. The waiver required us to evaluate the claims-paying ability of our SMI providers and hold retained earnings or take other steps necessary to mitigate the risks associated with using an SMI provider having a rating below AA. On July 29, 2010, the Finance Agency extended the waiver for an additional year, subject to the same conditions. We evaluated the claims-paying ability of our SMI providers during the third quarter of 2010 and determined that, as of October 31, 2010, it was not necessary to hold retained earnings or take other steps necessary to mitigate the risk of using these SMI providers. As new information regarding the claims-paying ability of our SMI providers becomes available, we will reevaluate the need to hold retained earnings or take other steps necessary to mitigate this risk.

The following table summarizes our conventional loan delinquencies as well as our real estate owned (dollars in thousands):

	Unpaid Principal Balance
	September 30, 2010	December 31, 2009

30 - 59 days delinquent and not in foreclosure	$94,494	$91,960
60 - 89 days delinquent and not in foreclsoure	36,313	34,966
90 days or more delinquent and not in foreclosure	33,648	45,803
In process of foreclosure[1]	76,045	56,894
	$240,500	$229,623

Real estate owned inventory	$17,782	$12,178

Serious delinquency rate[2]	1.5%	1.4%

[1]	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

[2]
Conventional loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total conventional loan portfolio unpaid principal balance. We only hold fixed rate prime conventional mortgage loans.

The following table presents additional information on our mortgage loans held for portfolio (dollars in thousands):

	September 30, 2010	December 31, 2009

Total unpaid principal balance of mortgage loans past due 90 days or more and still accruing interest[1]	$3,470	$5,306

Total unpaid principal balance of nonaccrual mortgage loans[2]	$108,742	$102,028

Allowance for Credit Losses on Mortgage Loans:
Balance, beginning of period	$1,887	$500
Charge-offs	(734)	(88)
Provision for credit losses	5,647	1,475
Balance, end of period	$6,800	$1,887

Ratio of charge-offs during the period to average loans outstanding during the period	*	*

	Nine Months Ended September 30,
Interest Shortfall on Nonaccrual Mortgage Loans:	2010	2009
Gross interest income that would have been recorded based on original terms during the period	$3,852	$2,644
Interest actually recognized in net income during the period	—	—
Interest shortfall	$3,852	$2,644

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

We estimate our allowance for credit losses based upon both quantitative and qualitative factors that may vary based upon the MPF product. Quantitative factors include, but are not limited to, a rolling twelve-month average of (i) loan delinquencies, (ii) loans migrating to real estate owned, and (iii) actual historical losses, as well as credit enhancement fees available to recapture estimated losses assuming a declining portfolio balance adjusted for prepayments. Qualitative factors include, but are not limited to, management judgment and experience and changes in national and local economic trends.

During the nine months ended September 30, 2010, we recorded a provision for credit losses of $5.6 million, bringing our allowance for credit losses to $6.8 million at September 30, 2010. The provision recorded was due to estimated losses in our mortgage portfolio increasing as a result of increased delinquency and loss severity and management's expectation that loans migrating to real estate owned will likely increase. We allocate available credit enhancement fees to recapture estimated losses. As charge-off activity has increased, estimated available credit enhancement fees decreased to $4.3 million at September 30, 2010 from $6.9 million at December 31, 2009.

During 2009, as a result of increased delinquency and loss severity and decreased estimated credit enhancement fees available to recapture losses, we increased our provision for credit losses by $1.5 million, resulting in an allowance for credit losses of $1.9 million at December 31, 2009.

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

At September 30, 2010, we owned $12.5 billion of MBS, of which $12.4 billion or 99 percent were guaranteed by the U.S. Government or issued by GSEs and $0.1 billion or one percent were MPF shared funding certificates or private-label MBS. At December 31, 2009, we owned $11.3 billion of MBS, of which $11.2 billion or 99 percent were guaranteed by the U.S. Government or issued by GSEs and $0.1 billion or one percent were MPF shared funding certificates or private-label MBS.

Our MPF shared funding certificates are mortgage-backed certificates created from conventional conforming mortgages using a senior/subordinated tranche structure. We record these investments as held-to-maturity. We do not consolidate our investment in MPF shared funding certificates since we are not the sponsor or primary beneficiary of these variable interest entities. As of October 31, 2010, all of our MPF shared funding certificates were rated AA or higher by a NRSRO.

Our private-label MBS are variable rate securities backed by prime loans. We record these investments as held-to-maturity. The following table shows our private-label MBS and credit ratings (dollars in millions):

Credit Rating	September 30, 2010	December 31, 2009

AAA	$19	$20
AA	11	11
A	4	4

Total private-label MBS	$34	$35

The following table summarizes the characteristics of our private-label MBS by year of securitization at September 30, 2010 (dollars in millions):

Year of Securitization	Unpaid Principal Balance	Gross Unrealized Losses	Fair Value	Investment Grade %[1]	Watchlist %[2]

2003 and earlier	$34	$5	$29	100%	73%

[1]	Investment grade includes securities that are rated BBB or higher by any NRSRO.

[2]	Includes any securities placed on negative watch by any NRSRO. As of October 31, 2010, three of our private-label MBS were on negative watch by a NRSRO.

The following table summarizes the characteristics of our private-label MBS by year of securitization at December 31, 2009 (dollars in millions):

Year of Securitization	Unpaid Principal Balance	Gross Unrealized Losses	Fair Value	Investment Grade %[1]	Watchlist %[2]

2003 and earlier	$35	$7	$28	100%	—%

[1]	Investment grade includes securities that are rated BBB or higher by any NRSRO.

[2]	Includes any securities placed on negative watch by any NRSRO.

The following table summarizes the fair value of our private-label MBS as a percentage of unpaid principal balance by quarter:

Year of Securitization	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009

2003 and earlier	85%	84%	81%	80%	81%

The following table shows portfolio characteristics of the underlying collateral of our private-label MBS:

Portfolio Characteristics	September 30, 2010	December 31, 2009
Weighted average FICO® score at origination[1]	725	725
Weighted average loan-to-value at origination	65%	65%
Weighted average original credit enhancement	4%	4%
Weighted average credit enhancement	9%	9%
Weighted average collateral delinquency rate[2]	5%	5%

[1]	FICO® is a widely used credit industry model developed by Fair, Isaac, and Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850.

[2]	Represents the percentage of underlying loans that are 60 days or more past due.

The following table shows the state concentrations of our private-label MBS calculated based on unpaid principal balances:

State Concentrations	September 30, 2010	December 31, 2009

Florida	14.2%	14.1%
California	12.7	13.1
Georgia	12.1	11.9
New York	9.6	9.4
New Jersey	5.2	5.1
All other[1]	46.2	46.4

Total	100.0%	100.0%

[1]	There are no individual states with a concentration greater than 4.5 percent and 4.4 percent at September 30, 2010 and December 31, 2009.

At September 30, 2010, we do not consider any of our private-label MBS to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements—Note 6—Other-Than-Temporary Impairment.”

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

The following table shows our total investment securities by investment credit rating (excluding accrued interest receivable) (dollars in millions):

	September 30, 2010		December 31, 2009
Credit Rating[1]	Amount	% of Total Investments	Amount	% of Total Investments
Long-term
AAA[2]	$15,427	76.2%	$16,687	80.3%
AA	180	0.9	503	2.4
A	4	*	5	*
BBB[3]	—	—	3	*
Total long-term	$15,611	77.1	$17,198	82.7

Short-term
A-1 or higher/P-1[2]	3,950	19.6	3,310	15.9
A-2/P-2	675	3.3	278	1.4
Total short-term	4,625	22.9	3,588	17.3

Unrated[4]	4	*	4	*

Total	$20,240	100.0%	$20,790	100.0%

[1]	Represents the lowest credit rating by any NRSRO.

[2]	TLGP investments and interest bearing deposits are rated either AAA or A-1 because they are guaranteed by the U.S. Government or FDIC.

[3]	Represents a municipal bond that has all future principal and interest payments escrowed.

[4]	Unrated securities represent an equity investment in Small Business Investment Company.

*	Amount is less than 0.1 percent.

Short-term investments increased at September 30, 2010 when compared to December 31, 2009 due to increased overnight securities purchased under agreements to resell. During the third quarter of 2010, as a result of tighter unsecured credit limits established under our ERMP, we increased our utilization of these secured investments. Long-term investments decreased at September 30, 2010 when compared to December 31, 2009 due primarily to us selling certain TLGP debt investments and taxable municipal bonds in an effort to (i) lock in a portion of the holding gains associated with these assets and (ii) reduce our exposure to income statement volatility.

As of October 31, 2010, approximately 0.1 percent of our total investments were on negative watch by a NRSRO. All of these investments were private-label MBS. As of October 31, 2010, none of our investments held at September 30, 2010 have had their credit ratings subsequently downgraded.

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

The following tables show our derivative counterparty credit exposure, excluding mortgage delivery commitments, and after applying netting agreements and collateral (dollars in millions):

	September 30, 2010
Credit Rating[1]	Active Counterparties	Notional Amount[2]	Total Exposure at Fair Value[3]	Value of Collateral Pledged[4]	Exposure Net of Collateral[5]

AAA	1	$235	$—	$—	$—
AA	7	20,201	—	—	—
A	13	25,325	69	61	8
BBB	1	28	—	—	—

Total	22	$45,789	$69	$61	$8

	December 31, 2009
Credit Rating[1]	Active Counterparties	Notional Amount[2]	Total Exposure at Fair Value[3]	Value of Collateral Pledged	Exposure Net of Collateral[5]

AAA	1	$276	$—	$—	$—
AA	7	17,419	5	—	5
A	14	29,176	9	3	6

Total	22	$46,871	$14	$3	$11

[1]	Credit rating is the lower of the S&P, Moody's, and Fitch ratings stated in terms of the S&P equivalent.

[2]
Notional amounts serve as a factor in determining periodic interest amounts to be received and paid and generally do not represent actual amounts to be exchanged or directly reflect our exposure to counterparty credit risk.

[3]	For each counterparty, this amount includes derivatives with a net positive market value including the related accrued interest receivable/payable (net).

[4]	Excludes $9.1 million of excess cash collateral held by us at September 30, 2010, which is recorded as a deposit liability in the Statements of Condition.

[5]	Amount equals total exposure at fair value less value of collateral pledged as determined at the counterparty level.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Market Risk” and the sections referenced therein for quantitative and qualitative disclosures about market risk.

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

Internal Control Over Financial Reporting

For the third quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently aware of any pending or threatened legal proceedings against us that could have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2009 Form 10-K. There have been no material changes to our risk factors during the three months ended September 30, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932. *

3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective February 26, 2009. **

4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, dated March 24, 2009, approved by the Finance Agency on March 6, 2009. ***

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the executive vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the executive vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the SEC on May 12, 2006.

**	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the SEC on March 2, 2009.

***	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K/A filed with the SEC on March 31, 2009.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	November 10, 2010

By:	/s/ Richard S. Swanson
Richard S. Swanson President and Chief Executive Officer

By:	/s/ Steven T. Schuler
Steven T. Schuler Executive Vice President and Chief Financial Officer