Form 10-K
period 2010-12-31
Federal Home Loan Bank of Des Moines
filed 2011-03-18
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51999

FEDERAL HOME LOAN BANK OF DES MOINES
(Exact name of registrant as specified in its charter)

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	42-6000149 (I.R.S. employer identification number)

Skywalk Level 801 Walnut Street, Suite 200 Des Moines, IA (Address of principal executive offices)	50309 (Zip code)

Registrant's telephone number, including area code: (515) 281-1000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Class B Stock, par value $100
Name of Each Exchange on Which Registered: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2010, the aggregate par value of the stock held by members of the registrant was approximately $2,307,432,000. At February 28, 2011, 21,192,944 shares of stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this annual report on Form 10-K, including statements describing the objectives, projections, estimates, or future predictions in our operations, may be forward-looking statements. These statements may be identified by the use of forward-looking terminology, such as believes, projects, expects, anticipates, estimates, intends, strategy, plan, could, should, may, and will or their negatives or other variations on these terms. By their nature, forward-looking statements involve risk or uncertainty, and actual results could differ materially from those expressed or implied or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, but are not limited to, the following:

•
political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties, and/or our investors in the consolidated obligations of the 12 Federal Home Loan Banks (FHLBanks);

•
competitive forces, including without limitation, other sources of funding available to our borrowers that could impact the demand for our advances, other entities purchasing mortgage loans in the secondary mortgage market, and other entities borrowing funds in the capital markets.

•	risks related to the other 11 FHLBanks that could trigger our joint and several liability for debt issued by the other 11 FHLBanks;

•	the volatility of reported results due to changes in the fair value of certain assets, liabilities, and derivative financial instruments;

•
the volatility of market prices, interest rates, credit quality, and other indices that could affect the value of investments and collateral held by us as security for borrower and counterparty obligations;

•
general economic and market conditions that could impact the volume of business we do with our members, including, but not limited to, the timing and volatility of market activity, inflation/deflation, employment rates, housing prices, the condition of the mortgage and housing markets on our mortgage-related assets, and the condition of the capital markets on our consolidated obligations;

•	the availability of derivative financial instruments in the quantities needed for risk management purposes from acceptable counterparties;

•	changes in the relative attractiveness of consolidated obligations due to actual or perceived changes in the FHLBanks' credit ratings;

•	increases in borrower defaults on mortgage loans;

•	member failures, or other member changes, including changes resulting from mergers or changes in the principal place of business of members; and

•	changes in our capital structure and capital requirements.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. A detailed discussion of the more important risks and uncertainties that could cause actual results and events to differ from such forward-looking statements is included under “Item 1A. Risk Factors."

PART I
ITEM 1. BUSINESS
OVERVIEW
The Federal Home Loan Bank of Des Moines (the Bank, we, us, or our) is a federally chartered corporation organized on October 31, 1932, that is exempt from all federal, state, and local taxation except real property taxes and is one of 12 district FHLBanks. The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act). With the passage of the Housing and Economic Recovery Act of 2008 (Housing Act), the Federal Housing Finance Agency (Finance Agency) was established and became the new independent federal regulator of Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, Enterprises), as well as the FHLBanks and FHLBank's Office of Finance (Office of Finance), effective July 30, 2008. The Finance Agency's mission is to provide effective supervision, regulation, and housing mission oversight of the Enterprises and FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. The Finance Agency establishes policies and regulations governing the operations of the Enterprises and FHLBanks. Under the FHLBank Act and related Finance Agency regulations, we are restricted in the types of products and services we are allowed to offer to our customers. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.
We are a cooperative. This means we are owned by our customers, whom we call members. Our members may include commercial banks, thrifts, credit unions, insurance companies, and community development financial institutions in Iowa, Minnesota, Missouri, North Dakota, and South Dakota. While not considered members, we also do business with state and local housing associates meeting certain statutory criteria.
BUSINESS MODEL
Our mission is to provide funding and liquidity to our members and housing associates. Our vision is to be the preferred financial provider of our members in meeting the housing and economic development needs of the communities we serve together. We strive to achieve our mission and vision within an operating principle that balances the trade-off between attractively priced products, reasonable returns on capital investments (dividends), and adequate capital and retained earnings to support safe and sound business operations.
As a condition of membership, all of our members must purchase and maintain membership capital stock based on a percentage of their total assets as of the preceding December 31st. Each member is also required to purchase and maintain activity-based capital stock to support certain business activities with us. While eligible to borrow, housing associates are not members and, as such, are not permitted to purchase capital stock.
Our capital stock is not publicly traded and does not change in value. It is purchased and redeemed by members or repurchased by us at a par value of $100 per share. Our current members own nearly all of our outstanding capital stock. Former members own the remaining capital stock to support business transactions still carried on our Statement of Condition. All stockholders, including current and former members, may receive dividends on their investment to the extent declared by our Board of Directors.
Our primary source of funding and liquidity is the issuance of debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations are the joint and several obligations of all FHLBanks and are backed only by the financial resources of the FHLBanks. A critical component to the success of our operations is the ability to issue consolidated obligations regularly in the capital markets under a wide range of maturities, structures, and amounts, and at relatively favorable spreads to market interest rates.
Our net income is primarily attributable to the difference between the interest income we earn on our advances, mortgage loans, and investments, and the interest expense we pay on our consolidated obligations and member deposits, as well as components of other (loss) income (i.e. gains and losses on derivatives and hedging activities). We operate with narrow margins and expect to be profitable over the long-term based on our prudent lending standards, conservative investment strategies, and diligent risk management practices. Because we operate with narrow margins, our net income is sensitive to changes in market conditions that can impact the interest we earn and pay and introduce volatility in other (loss) income.

A portion of our annual net income is used to make required assessment payments to the Resolution Funding Corporation (REFCORP). REFCORP was created by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 solely for the purpose of issuing long-term bonds to provide funds for the resolution of insolvent thrift institutions. Additionally, by regulation, we are required to contribute ten percent of our net earnings (income before assessments and before interest expense on mandatorily redeemable capital stock, but after the assessment for REFCORP) each year to the Affordable Housing Program (AHP). Through the AHP, we provide grants and subsidized advances to members to support housing for very low to moderate income households.

We manage our credit risk and establish collateral requirements to support safe and sound business operations. We manage credit risk on our advance products by obtaining and maintaining security interests in eligible collateral, setting restrictions on borrowings, and performing continuous monitoring of borrowings and members’ financial condition. We manage credit risk on our mortgage loan portfolio by monitoring portfolio performance and the creditworthiness of our participating financial institutions (PFIs). All loans we purchase must comply with underwriting guidelines which follow standards generally required in the conventional conforming mortgage market. The Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) involves several layers of legal loss protection including homeowner equity, mortgage insurance requirements, and credit sharing responsibilities between us and our PFIs. We manage credit risk on derivatives and investments by transacting with highly rated counterparties, using master netting and bilateral collateral agreements for derivative counterparties, establishing collateral delivery requirements, and monitoring counterparty creditworthiness through internal and external analyses. Due to our conservative collateral practices, counterparty monitoring, and risk mitigation tools, we did not experience any credit losses during 2010 on our advance products, derivatives, or investments, and despite the current mortgage market environment, experienced only minimal credit losses on our mortgage loan portfolio when compared to those experienced by other financial institutions.
At December 31, 2010 and 2009, our total assets amounted to $55.6 billion and $64.7 billion and total capital amounted to $2.8 billion and $2.9 billion. For the years ended December 31, 2010, 2009, and 2008, net income totaled $133.0 million, $145.9 million, and $127.4 million. Throughout 2010, our advance business declined primarily due to the high level of liquidity in the market and the low loan demand experienced by our members. These factors drove down demand for new advances, reduced the propensity of members to renew advances, and incented members to prepay advances. To make us financially indifferent to the prepayment of advances, we charged prepayment fees, which represent forgone interest on the prepaid advances. During 2010, we extinguished higher-costing debt and incurred losses. These losses were offset by prepayment fee income. In addition, as a result of the low interest rate environment and market volatility, our net income was impacted by our use of derivative instruments. We utilized derivative instruments, including interest rate caps and floors, to manage our interest rate risk, including mortgage prepayment risk. For additional discussion, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.”
Membership
Our membership is diverse and includes both small and large commercial banks, thrifts, credit unions, and insurance companies. The majority of institutions in our five-state district that are eligible for membership are currently members.
The following table summarizes our membership, by type of institution, at December 31, 2010, 2009, and 2008:

Institutional Entity	2010	2009	2008
Commercial banks	1,029	1,049	1,072
Thrifts	73	73	77
Credit unions	71	64	60
Insurance companies	46	40	36
Total	1,219	1,226	1,245

The following table summarizes our membership, by asset size, at December 31, 2010, 2009, and 2008:

Membership Asset Size	2010	2009	2008
Depository institutions[1]
Less than $100 million	43.3%	44.5%	47.4%
$100 million to $500 million	42.5	41.8	40.2
Greater than $500 million	10.4	10.5	9.5
Insurance companies
Less than $100 million	0.4	0.2	0.3
$100 million to $500 million	0.8	0.7	0.7
Greater than $500 million	2.6	2.3	1.9
Total	100.0%	100.0%	100.0%

1	Depository institutions consist of commercial banks, thrifts, and credit unions.

Our membership level declined during 2010 primarily due to 14 bank failures and 16 mergers and acquisitions, partially offset by 23 new members. At December 31, 2010, approximately 87 percent of our members were Community Financial Institutions (CFIs). CFIs are defined under the Housing Act to include all Federal Deposit Insurance Corporation (FDIC) insured institutions with average total assets over the three-year period preceding measurement of less than $1.029 billion, as adjusted annually for inflation. CFIs are eligible to pledge certain collateral types that non-CFIs cannot pledge, including small business, small agri-business, and small farm loans.
BUSINESS SEGMENTS
We manage our operations as one business segment. Management and our Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance.
PRODUCTS AND SERVICES
Advances
We carry out our mission primarily through lending funds, which we call advances, to our members and eligible housing associates (collectively, borrowers). Borrowers generally use our advance products as sources of funding for mortgage lending, affordable housing and other community lending (including economic development), and general asset-liability management. Additionally, advances can provide competitively priced wholesale funding to borrowers who may lack diverse funding sources.
Our primary advance products include the following:

•
Overnight Advances. These advances are used primarily to fund the short-term liquidity needs of our borrowers and are renewed automatically until the borrower pays off the advance. Interest rates are set daily.

•	Fixed Rate Advances. These advances are available over a variety of terms and are used to fund both the short- and long-term liquidity needs of our borrowers.

•
Variable Rate Advances. These advances have interest rates that reset periodically to a specified interest rate index such as London Interbank Offered Rate (LIBOR) and are used to fund both the short- and long-term liquidity needs of our borrowers. Capped LIBOR advances are a type of variable rate advance in which the interest rate cannot exceed a specified maximum interest rate.

•
Callable Advances. These advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Amortizing advances are a type of callable advance with fixed rates and amortizing balances. Using an amortizing advance, a borrower may make predetermined principal payments at scheduled intervals throughout the term of the advance to manage the interest rate risk associated with long-term fixed rate assets. Also included in callable advances are fixed and variable rate member-owned option advances that are non-amortizing.

•
Putable Advances. These advances may, at our discretion, be terminated on predetermined dates prior to the stated maturity of the advances, requiring the borrower to repay the advance. Should an advance be terminated, replacement funding at the prevailing market rates and terms will be offered, based on our available advance products and subject to our normal credit and collateral requirements. A putable advance carries an interest rate lower than a comparable maturity advance that does not have the putable feature.

•
Community Investment Advances. These advances are below-market rate funds used by borrowers in both affordable housing projects and community development. Interest rates on these advances represent our cost of funds plus a mark-up to cover our administrative expenses. This mark-up is determined by our Asset-Liability Committee. On an annual basis, our Board of Directors establishes limits on the total amount of funds available for community investment advances.

For additional information on our advances, including our top five borrowers, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Statement of Condition — Advances.”
COLLATERAL
We are required by regulation to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance and throughout the life of the advance to ensure a fully collateralized position. Eligible collateral includes (i) whole first mortgages on improved residential property or securities representing a whole interest in such mortgages, (ii) securities issued, insured, or guaranteed by the U.S. Government or any of the government-sponsored housing enterprises (GSEs), including mortgage-backed securities (MBS) issued or guaranteed by Fannie Mae, Freddie Mac, or Government National Mortgage Association (Ginnie Mae), (iii) cash deposited with us, (iv) Federal Family Education Loan Program guaranteed student loans, and (v) other real estate-related collateral acceptable to us provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each member's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.
Under the FHLBank Act, any security interest granted to us by our members, or any affiliates of our members, has priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having the rights of a lien creditor), other than claims and rights that would be entitled to priority under otherwise applicable law and are held by actual bona fide purchasers for value or by parties secured by actual perfected security interests. We perfect our security interest in accordance with applicable state laws by filing Uniform Commercial Code financing statements or taking physical possession of collateral.
We generally make advances to borrowers under a blanket lien, which grants us a security interest in all financial assets of the borrower to fully secure the borrower's indebtedness to us. We generally perfect our security interest in the collateral pledged. Other than securities and cash deposits, we do not initially take delivery of collateral pledged by blanket lien borrowers. In the event of deterioration in the financial condition of a blanket lien borrower, we have the ability to require delivery of pledged collateral sufficient to secure the borrower's indebtedness to us.
With respect to non-blanket lien borrowers (typically insurance companies and housing associates), we generally take control of collateral through the delivery of cash, securities, or mortgages to us or our custodians. For additional information on our collateral requirements, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Risk Management — Credit Risk — Advances.”
HOUSING ASSOCIATES
The FHLBank Act permits us to make advances to eligible housing associates. Housing associates are approved mortgagees under Title II of the National Housing Act that meet certain criteria, including: (i) chartered under law and have succession, (ii) subject to inspection and supervision by some governmental agency, and (iii) lend their own funds as their principal activity in the mortgage field. The same regulatory lending requirements that apply to our members generally apply to housing associates. Because housing associates are not members, they are not subject to certain provisions of the FHLBank Act applicable to members and cannot own our capital stock. In addition, they may only pledge certain types of collateral including: (i) Federal Housing Administration (FHA) mortgages, (ii) Ginnie Mae securities backed by FHA mortgages, (iii) certain residential mortgage loans, and (iv) cash deposited with us.

PREPAYMENT FEES
Advances are subject to a prepayment fee if terminated prior to their stated maturity or outside of a predetermined call or put date. The fees charged are priced to make us economically indifferent to the prepayment of the advance.
Standby Letters of Credit
We issue standby letters of credit on behalf of our members, certain other FHLBank members (through a master participation agreement), and housing associates to facilitate business transactions with third parties. Letters of credit may be used to facilitate residential housing finance and community lending, assist with asset-liability management, and provide liquidity or other funding. Standby letters of credit must be fully collateralized with eligible collateral.
Investments
Our investment portfolio is comprised of both short- and long-term investments. Our short-term portfolio includes, but is not limited to, interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and negotiable certificates of deposit. Our long-term portfolio includes, but is not limited to, U.S. obligations, GSE obligations, state or local housing agency obligations, Temporary Liquidity Guarantee Program (TLGP) debt, taxable municipal bonds, and MBS. Our long-term portfolio generally provides higher returns than those available in the short-term money markets.
The Finance Agency prohibits us from investing in certain types of securities, including:

•	instruments that provide an ownership interest in an entity, other than stock in a Small Business Investment Company (SBIC) and certain investments targeted at low-income persons or communities;

•	instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks;

•	non-investment grade debt instruments, other than certain investments targeted at low-income persons or communities and instruments that were downgraded to a below investment grade after acquisition;

•
whole mortgages or other whole loans, or interests in mortgages or loans, other than: (i) those acquired under our MPF program; (ii) certain investments targeted at low-income persons or communities; (iii) certain marketable direct obligations of state, local, or tribal government units or agencies, having at least the second highest credit rating from a nationally recognized statistical rating organization (NRSRO); (iv) MBS or asset-backed securities collateralized by manufactured housing loans or home equity loans; and (v) certain foreign housing loans authorized under the FHLBank Act;

•	non-U.S. dollar denominated securities;

•	interest-only or principal-only stripped MBS;

•	residual-interest or interest-accrual classes of collateralized mortgage obligations and real estate mortgage investment conduits; and

•
fixed or variable rate MBS that, on trade date, are at rates equal to their contractual cap and that have average lives that vary by more than six years under an assumed instantaneous interest rate change of 300 basis points.

We do not have any subsidiaries. With the exception of a limited partnership interest in a SBIC, we have no equity position in any partnerships, corporations, or off-balance sheet special purpose entities.
We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or that carry the highest investment grade rating by any NRSRO at the time of purchase. Our Enterprise Risk Management Policy (ERMP) prohibits new purchases of private-label MBS. The Finance Agency further limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. This regulatory limit excludes MPF shared funding securities. On March 24, 2008, the Finance Agency gave temporary authorization for the FHLBanks to increase their purchases of MBS from three times regulatory capital to six times regulatory capital through March 31, 2010. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Statement of Condition — Investments” for details on our compliance with this regulatory limit.

We participated in the MPF shared funding program, which provided a means to distribute both the benefits and the risks of the mortgage loans among a number of parties. The FHLBank of Chicago purchased MPF shared funding securities in 2003 and sold a portion of these securities to us at the original transaction closing. These securities are backed by pools of mortgage loans originated through the MPF program and sold to a third-party sponsored trust. The trust is administered by an unrelated third party. These securities, which are rated no lower than AA, are not publicly traded or guaranteed by any of the FHLBanks. We record these securities as held-to-maturity investments in our Statement of Condition.
Standby Bond Purchase Agreements
We enter into standby bond purchase agreements with housing associates within our district whereby we agree to purchase housing finance authority (HFA) bonds under circumstances defined in each agreement. We may be requested to purchase and hold these HFA bonds until the designated remarketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the standby bond purchase agreement. If purchased, these bonds would be classified as available-for-sale securities in our Statement of Condition. For additional details on our standby bond purchase agreements, refer to “Item 8. Financial Statements and Supplementary Data — Note 20 — Commitments and Contingencies.”
Mortgage Loans
We invest in mortgage loans through the MPF program, which is a secondary mortgage market structure under which we fund/purchase eligible mortgage loans (MPF loans) through/from PFIs. MPF loans may also be participations in pools of eligible mortgage loans purchased from other FHLBanks. The FHLBank of Chicago (MPF Provider) developed the MPF program in order to help fulfill the housing mission of the FHLBanks.
MPF loans are conforming conventional and government-insured (i.e. FHA, Department of Veteran Affairs, and/or Rural Housing Service of the Department of Agriculture) fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years.
MPF PROVIDER
The MPF Provider establishes the structure of MPF loan products and the eligibility rules for MPF loans. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back-office processing of MPF loans in its role as master servicer and master custodian. The MPF Provider has engaged Wells Fargo Bank N.A. (Wells Fargo) as the vendor for master servicing and the primary custodian for the MPF program. The MPF Provider has also contracted with other custodians meeting MPF program eligibility standards at the request of certain PFIs.
The MPF Provider publishes and maintains the MPF Guides, which detail the requirements PFIs must follow in originating or selling and servicing MPF loans. The MPF Provider maintains the infrastructure through which FHLBanks may fund or purchase MPF loans through their PFIs. In exchange for providing these services, the MPF Provider receives a fee from each of the FHLBanks participating in the MPF program.
MPF GOVERNANCE COMMITTEE
The MPF program Governance Committee, which is comprised of representatives from each of the FHLBanks participating in the MPF program, is responsible for providing guidance on strategic MPF program decisions, including, but not limited to, pricing methodology changes.
PARTICIPATING FINANCIAL INSTITUTIONS
Our members and eligible housing associates must apply to become a PFI. In order to do MPF business with us, each member or eligible housing associate must meet certain eligibility standards and sign a PFI Agreement. The PFI Agreement provides the terms and conditions for the sale or funding of MPF loans, including the servicing of MPF loans.
PFIs may either retain the servicing of MPF loans or sell the servicing to an approved third-party provider. If a PFI chooses to retain the servicing, it receives a servicing fee to manage the servicing activities. If a PFI chooses to sell the servicing rights to an approved third-party provider, the servicing is transferred concurrently with the sale of the MPF loans and a servicing fee is paid to the third-party provider. Throughout the servicing process, the master servicer monitors the PFI's compliance with MPF program requirements and makes periodic reports to the MPF Provider.

MPF LOAN TYPES
There are currently six MPF loan products from which PFIs may choose. Four of these products (Original MPF, MPF 125, MPF Plus, and Original MPF Government) are closed loan products in which we purchase loans acquired or closed by the PFI. MPF 100 is a loan product in which we “table fund” MPF loans; that is, we provide the funds through the PFI as our agent to make the MPF loan to the borrower. MPF Xtra (MPF Xtra is a trademark of the FHLBank of Chicago) is an off-balance sheet loan product in which we assign 100 percent of our interest in PFI master commitments to the FHLBank of Chicago. The FHLBank of Chicago then purchases mortgage loans from our PFIs and sells those loans to Fannie Mae. We receive a small fee for our continued management of the PFI relationship under MPF Xtra.
Under all of the above MPF loan products, the PFI performs all traditional retail loan origination functions. With respect to the MPF 100 product, we are considered the originator of the MPF loan for accounting purposes since the PFI is acting as our agent when originating the MPF loan; however, we do not collect any origination fees.
Typically, a PFI will sign a master commitment to cover all the conventional MPF loans it intends to deliver to us in a year or other time period specified in the master commitment agreement. However, a PFI may also sign a master commitment for Original MPF Government loans and choose to deliver MPF loans under more than one conventional product, or it may choose to use different servicing options and have several master commitments open at any one time. Master commitments may be for shorter periods than one year and may be extended or increased by agreement of us and the PFI up to a maximum of two years.
We are responsible for managing the interest rate risk, including prepayment risk, and liquidity risk associated with the MPF loans we purchase and carry on our Statement of Condition. We require a credit risk sharing arrangement with the PFI on all MPF loans at the time of purchase in order to limit our credit risk exposure to that of an AA or higher investment grade instrument from an NRSRO. For our conventional MPF loans, PFIs retain a portion of the credit risk on the loans they fund and sell to us by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage insurance (SMI).
On August 17, 2010, we provided a servicing released option for our MPF Xtra product. Previously, only those PFIs that retained servicing of their MPF loans were eligible for the MPF Xtra product. During 2010, the FHLBank of Chicago funded $434.4 million of MPF Xtra loans under the master commitments of our PFIs compared to $150.1 million during 2009.
For additional discussion on our MPF loan products and their related credit risk, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Risk Management — Credit Risk — Mortgage Assets.”
LOAN MODIFICATIONS
Effective August 1, 2009, we introduced a temporary loan payment modification plan for participating PFIs, which will be available until December 31, 2011. Homeowners with conventional loans secured by their primary residence and originated prior to January 1, 2009 are eligible for the modification plan. This modification plan is available to homeowners currently in default or imminent danger of default. The modification plan states specific eligibility requirements that must be met and procedures the PFIs must follow to participate in the modification plan. As of December 31, 2010, only two MPF loans have been modified under this plan.
Deposits
We accept deposits from our members and eligible housing associates. We offer several types of deposit programs, including demand, overnight, and term deposits. Deposit programs provide us funding while providing members a low-risk interest earning asset.
Consolidated Obligations
Our primary source of funding and liquidity is the issuance of debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations (bonds and discount notes) are the joint and several obligations of all 12 FHLBanks and are backed only by the financial resources of the 12 FHLBanks. They are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. At February 28, 2011, Standard & Poor's Ratings Services, a division of McGraw-Hill Companies, Inc. (S&P) and Moody's Investors Service, Inc. (Moody's) rated the consolidated obligations AAA/A-1+ and Aaa/P-1.

All consolidated obligations are issued through the Office of Finance on behalf of the 12 FHLBanks. An FHLBank is generally prohibited by regulation from purchasing, directly or indirectly, a consolidated obligation as part of the consolidated obligation's initial issuance. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.
Consolidated obligations are issued with either fixed interest rate payment terms or variable interest rate payment terms that use a variety of indices to reset interest rates including, but not limited to, LIBOR, Constant Maturity Treasury, and the Federal funds rate. To meet the specific needs of certain investors, both fixed and variable rate consolidated obligations may also contain certain embedded features resulting in complex coupon payment terms and call features. When consolidated obligations are issued on our behalf, we may concurrently enter into derivative agreements to effectively convert the fixed rate payment stream to variable or to offset the embedded features in the consolidated obligation.
Although we are primarily liable for the portion of consolidated obligations issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority.
To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank otherwise responsible for the payment. However, if the Finance Agency determines that an FHLBank is unable to satisfy its obligations, then it may allocate the outstanding liability among the remaining FHLBanks on a pro-rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that it may determine.

Finance Agency regulations require each FHLBank to maintain the following types of assets, free from any lien or pledge, subject to such regulations, restrictions, and limitations as may be prescribed by the Finance Agency, in an amount at least equal to the amount of that FHLBank’s participation in the total consolidated obligations outstanding:

•cash;

•obligations of or fully guaranteed by the U.S.;

•	secured advances;

•	mortgages having any guarantee, insurance, or commitment from the U.S. or any agency of the U.S.;

•	investments described in the FHLBank Act, which, among other items, include investments a fiduciary or trust fund may purchase under the laws of the state of Iowa; and

•	other securities rated AAA by S&P, Aaa by Moody's, or AAA by Fitch, Inc. (Fitch).
Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Liquidity Requirements” for details on our compliance with this regulatory requirement.
OFFICE OF FINANCE
Pursuant to Finance Agency regulations, the Office of Finance has adopted policies and procedures for the issuance of consolidated obligations by the FHLBanks. These policies and procedures relate to the frequency and timing of issuance of consolidated obligations, issue size, minimum denomination, selling concessions, underwriter qualifications and selection, currency of issuance, interest rate conversion features, call or put features, principal amortization features, and selection of clearing organizations and outside counsel. The Office of Finance has responsibility for facilitating and approving the issuance of consolidated obligations in accordance with these policies and procedures. In addition, the Office of Finance has the authority to restrict or deny the FHLBanks’ requests to issue consolidated obligations otherwise allowed by its policies and procedures if it determines such action would be inconsistent with the Finance Agency requirement that consolidated obligations be issued efficiently and at the lowest all-in cost over time. The Office of Finance's authority to restrict or prohibit our requests for issuance of consolidated obligations has not adversely impacted our ability to finance our operations.

The Office of Finance may also coordinate transfers of FHLBank consolidated obligations among other FHLBanks. On occasion, and as an alternative to issuing new debt, we may assume the outstanding primary liability of another FHLBank at the current market rate of interest consistent with what may be expected in the auction process. We may also transfer our outstanding debt to another FHLBank if our funding needs change and we determine that the debt is no longer needed.
In addition to being responsible for facilitating and executing the issuance and transfer of consolidated obligations, the Office of Finance services all outstanding debt, collects information on the FHLBank System's unsecured credit exposure to individual counterparties, serves as a source of information for the FHLBanks on capital market developments, manages the FHLBank System's relationship with the rating agencies for consolidated obligations, and prepares the FHLBank System's Combined Financial Reports. The Office of Finance is regulated by the Finance Agency and directed by a 17-person board comprised of the 12 FHLBank presidents and five independent directors.
BONDS
Bonds are generally issued to satisfy our intermediate- and long-term funding needs. Typically, they have maturities ranging up to 30 years, although there is no statutory or regulatory limitation as to their maturity. We may also issue index amortizing notes that pay down consistent with a specified reference pool of mortgages determined at issuance and have a final stated maturity of up to 15 years.
We work with a variety of authorized securities dealers and the Office of Finance to meet our debt issuance needs. Depending on the amount and type of funding needed, bonds may be issued through negotiated or competitively bid transactions with approved underwriters or selling group members (i.e. TAP Issue Program, callable auction, and Global Debt Program), or through debt transfers between FHLBanks.
We use the TAP Issue Program to issue fixed rate, noncallable bonds with standard maturities of two, three, five, seven, or ten years. The goal of the TAP Issue Program is to aggregate frequent smaller bond issues into a larger bond issue that may have greater market liquidity.
We use the callable auction process to issue fixed rate, callable bonds. Auction structures are determined by the FHLBanks in consultation with the Office of Finance and the securities dealer community. We may receive zero to 100 percent of the proceeds of the bonds issued via the callable auction depending on (i) the amounts and costs for the bonds bid by underwriters, (ii) the maximum costs we or other FHLBanks participating in the same issue, if any, are willing to pay for the obligations, and (iii) the guidelines for allocation of bond proceeds among multiple participating FHLBanks administered by the Office of Finance.
We may also participate in the Global Debt Program coordinated by the Office of Finance. The Global Debt Program allows the FHLBanks to diversify their funding sources to include overseas investors. Global Debt Program bonds may be issued in maturities ranging up to 30 years and can be customized with different terms and currencies. FHLBanks participating in the Global Debt Program approve the terms of the individual issues.
For additional information on our bonds, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Statement of Condition — Consolidated Obligations” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Sources of Liquidity.”
DISCOUNT NOTES
Discount notes are generally issued to satisfy our short-term funding needs. They have maturities of up to 365/366 days and are offered daily through a discount note selling group and other authorized underwriters. Discount notes are sold at a discount and mature at par.
On a daily basis, we may request that specific amounts of discount notes with specific maturity dates be offered by the Office of Finance for sale through approved securities dealers. The Office of Finance commits to issue discount notes on behalf of our request when dealers submit orders for the specific discount notes offered for sale. We may receive zero to 100 percent of the proceeds of the discount notes issued via this sales process depending on (i) the time of the request, (ii) the maximum costs we or other FHLBanks participating in the same issue, if any, are willing to pay for the discount notes, and (iii) the amount of orders for the discount notes submitted by dealers.

Twice weekly, we may request that specific amounts of discount notes with fixed maturities of four to 26 weeks be offered by the Office of Finance through competitive auctions conducted with securities dealers in the discount note selling group. One or more of the FHLBanks may also request that amounts of those same discount notes be offered for sale for their benefit through the same auction. The discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. We may receive zero to 100 percent of the proceeds of the discount notes issued through a competitive auction depending on the amounts of the discount notes bid by underwriters and the guidelines for allocation of discount note proceeds among multiple participating FHLBanks administered by the Office of Finance.
For additional information on our discount notes, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Statement of Condition — Consolidated Obligations” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Sources of Liquidity.”
Derivatives
We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statement of Condition and to achieve our risk management objectives. Finance Agency regulations and our ERMP establish guidelines for derivatives, prohibit trading in or the speculative use of derivatives, and limit credit risk arising from derivatives.
The goal of our interest rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. One key way we manage interest rate risk is to acquire and maintain a portfolio of assets and liabilities which, together with their associated derivatives, are conservatively matched with respect to the expected repricings.
We can use interest rate swaps, swaptions, interest rate caps and floor agreements, calls, puts, and futures and forward contracts as part of our interest rate risk management strategies. We use these derivatives either as a hedge of the fair value of a recognized asset, liability, or firm commitment (a fair value hedge) or as a non-qualifying hedge of an asset, liability, or firm commitment (an economic hedge) for asset-liability management purposes.
Additional information on our derivatives can be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Statement of Condition — Derivatives” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Risk Management — Credit Risk — Derivatives.”
CAPITAL AND DIVIDENDS
Capital
Our Capital Plan requires each member to own capital stock in an amount equal to the aggregate of a membership capital stock requirement and an activity-based capital stock requirement. Our Board of Directors may adjust these requirements within ranges established in the Capital Plan. All capital stock issued is subject to a five year notice of redemption.
Our capital stock has a par value of $100 per share, and all shares are issued, exchanged, redeemed, and repurchased only by us at the stated par value. We have two subclasses of capital stock: membership capital stock and activity-based capital stock. Each member must purchase and hold membership capital stock equal to a percentage of its total assets as of the preceding December 31st. Each member is also required to purchase activity-based capital stock equal to a percentage of its outstanding transactions and commitments and to hold that activity-based capital stock as long as the transactions and commitments remain outstanding.
Although activity-based capital stock is subject to the five year notice of redemption period prescribed under our Capital Plan, we typically repurchase excess activity-based capital stock that exceeds an operational threshold set forth in the Capital Plan on a scheduled monthly basis, subject to certain limitations set forth in our Capital Plan. To review our Capital Plan, see Exhibit 4.1 to our Form 8-K/A filed on March 31, 2009. For additional information on our capital, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Capital.”

Retained Earnings
In August 2003, the Finance Agency issued a directive that encouraged all 12 FHLBanks to establish retained earnings targets and to specify the priority for increasing retained earnings relative to paying dividends. Our ERMP requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we, as determined by our Board of Directors, will establish an action plan, which may include a dividend cap at less than the current earned dividend, to enable us to return to our targeted level of retained earnings within twelve months. At December 31, 2010, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.
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
Our dividend philosophy is to pay a sustainable dividend equal to or above the average three-month LIBOR rate for the covered period. While three-month LIBOR is our dividend benchmark, the actual dividend payout is impacted by our Board of Director policies, regulatory requirements, financial projections, and actual performance. Therefore, the actual dividend rate may be higher or lower than average three-month LIBOR. Dividend payments are discussed in further detail in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Capital — Dividends.”
Joint Capital Enhancement Agreement
Effective February 28, 2011, we entered into a Joint Capital Enhancement Agreement (JCE Agreement) with the other 11 FHLBanks. The JCE Agreement provides that upon satisfaction of the FHLBanks' obligations to REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a Separate Restricted Retained Earnings Account (RRE Account). Currently, the REFCORP obligations are expected to be fully satisfied during the 2011 calendar year. Under the JCE Agreement, each FHLBank will be required to build its RRE Account to one percent of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter's average carrying value of all consolidated obligations for which an FHLBank is the primary obligor, excluding fair value option and hedging adjustments (Total Consolidated Obligations).

The JCE Agreement further requires each FHLBank to submit an application to the Finance Agency for approval to amend its capital plan or capital plan submission, as applicable, consistent with the terms of the JCE Agreement. Under the JCE Agreement, if the FHLBanks' REFCORP obligations terminate before the Finance Agency has approved all proposed capital plan amendments, each FHLBank shall commence the required allocation to its RRE Account beginning as of the end of the calendar quarter in which the final REFCORP payments are made by the FHLBanks.

The JCE Agreement provides that any quarterly net losses of an FHLBank may be netted against its net income, if any, for other quarters during the same calendar year to determine the minimum required year-to-date or annual allocation to its RRE Account. In the event an FHLBank incurs a net loss for a cumulative year-to-date or annual period that results in a decrease to the balance of its RRE Account as of the beginning of that calendar year, such FHLBank's quarterly allocation requirement will thereafter increase to 50 percent of quarterly net income until the cumulative difference between the allocations made at the 50 percent rate and the allocations that would have been made at the regular 20 percent rate is equal to the amount of the decrease to the balance of its RRE Account at the beginning of that calendar year. Any year-to-date or annual losses must first be allocated to retained earnings that are not restricted in the FHLBank's RRE Account until such retained earnings are reduced to a zero balance. Thereafter, any remaining losses may be applied to reduce the balance of the FHLBank's RRE Account, but not below a zero balance.

The JCE Agreement also provides that if an FHLBank's RRE Account exceeds 1.5 percent of its Total Consolidated Obligations, such FHLBank may transfer amounts from its RRE Account to a non-restricted retained earnings account, but only to the extent that the balance of its RRE Account remains at least equal to 1.5 percent of the FHLBank's Total Consolidated Obligations immediately following such transfer.

Finally, the JCE Agreement provides that during periods in which an FHLBank's RRE Account is less than one percent of its Total Consolidated Obligations, such FHLBank may pay dividends only from retained earnings that are not restricted or from the portion of quarterly net income that exceeds the amount required to be allocated to its RRE Account.

The JCE Agreement can be voluntarily terminated by an affirmative vote of two-thirds of the boards of directors of the FHLBanks, or automatically if a change in the FHLBank Act, Finance Agency regulations, or other applicable law has the effect of: (i) creating any new or higher assessment or taxation on the net income or capital of any FHLBank, or requiring the FHLBanks to retain a higher level of restricted retained earnings than the amount that is required under the JCE Agreement; or (ii) establishing general restrictions applicable to the payment of dividends by FHLBanks that satisfy all relevant capital standards by either (a) requiring a new or higher mandatory allocation of an FHLBank's net income to any retained earnings account other than the amount specified in the JCE Agreement, or (b) prohibiting dividend payments from any portion of an FHLBank's retained earnings that are not held in its RRE Account.

In the event the JCE Agreement is voluntarily terminated, each FHLBank's obligation to allocate earnings to its RRE Account would cease (with Finance Agency consent for those FHLBanks for which a capital plan amendment has been approved), but the restrictions on the use of the amounts in the RRE Account will continue until an event that triggers automatic termination occurs or until the FHLBanks unanimously agree to remove such restriction (and the Finance Agency approves the termination, for those FHLBanks for which a capital plan amendment has been approved). If the JCE Agreement is automatically terminated, each FHLBank's obligation to make allocations to its RRE Account will terminate and the restrictions on the use of amounts in its RRE Account would terminate.
COMPETITION
In general, the current competitive environment presents a challenge to achieving our financial goals. We continuously reassess the potential for success in attracting and retaining customers for our products and services.
Advances
Demand for our advances is affected by, among other things, the cost of other available sources of funding for our borrowers. We compete with other suppliers of secured and unsecured wholesale funding including, but not limited to, investment banks, commercial banks, other GSEs or government agencies such as the Farm Credit System, FDIC, Federal Reserve, and, in certain circumstances, other FHLBanks. Certain holding companies have subsidiary institutions located in various states that may be members of different FHLBanks. To the extent a holding company has access through multiple subsidiaries to more than one FHLBank, the holding company can choose the most cost effective advance product available. Under this scenario, FHLBanks may compete with each other to fund advances to members in different FHLBank districts. The availability of alternative funding sources to our members and their deposit levels can significantly influence the demand for our advances and can vary as a result of a number of factors including market conditions, member creditworthiness and size, and availability of collateral. In addition, our members typically have access to brokered deposits and resale agreements, each of which present competitive alternatives to our advances.
Mortgage Loans
The purchase of mortgage loans through the MPF Program is subject to competition on the basis of prices paid for mortgage loans, customer service, and ancillary services such as automated underwriting and loan servicing options. We compete primarily with other GSEs, such as Fannie Mae, Freddie Mac, and other financial institutions and private investors for acquisition of conventional fixed rate mortgage loans.
Consolidated Obligations
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

TAXATION
We are exempt from all federal, state and local taxation except real property taxes.
ASSESSMENTS
Affordable Housing Program
To fund their respective AHPs, the FHLBanks each must set aside the greater of ten percent of their current year net earnings (income before assessments and before interest expense on mandatorily redeemable capital stock, but after the assessment for REFCORP) or their pro-rata share of an aggregate of $100 million to be contributed in total by the FHLBanks. Such proration is made on the basis of current year net earnings. The required annual AHP contribution for an FHLBank shall not exceed its current year net earnings. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue our AHP assessment on a monthly basis and reduce our AHP liability as program funds are distributed.
For additional information on the AHP, refer to “Item 8. Financial Statements and Supplementary Data — Note 15 — Affordable Housing Program.”
Resolution Funding Corporation
Congress requires each FHLBank to make payments to REFCORP in an amount equal to 20 percent of net income calculated in accordance with accounting principles generally accepted in the U.S. (GAAP) net income after the assessment for AHP, but before the assessment for REFCORP. We accrue our REFCORP assessment on a monthly basis.

The FHLBanks’ obligation to REFCORP will continue until the aggregate amounts actually paid by all FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Agency in consultation with the U.S. Secretary of the Treasury selects the appropriate discounting factors to be used in this annuity calculation.
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
The FHLBanks’ aggregate payments through 2010 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to the fourth quarter of 2011 based on the scheduled payments outlined in the REFCORP Annuity Application Summary provided by the Office of Finance. For additional information on the FHLBanks' obligation to REFCORP, refer to “Item 8. Financial Statements and Supplementary Data — Note 16 — Resolution Funding Corporation.” Recognizing that the REFCORP obligations will likely be satisfied during 2011, the Bank entered into a JCE Agreement with the other 11 FHLBanks to allocated at least 20 percent of our net income to a RRE Account. For more information regarding the JCE Agreement see the "Capital" section in this Item 1.
LIQUIDITY REQUIREMENTS
We utilize liquidity to (i) satisfy member demand for short- and long-term advances, (ii) repay maturing consolidated obligations, and (iii) meet other business obligations. We are required to maintain liquidity in accordance with certain Finance Agency regulations. See additional discussion in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Liquidity Requirements.”
AVAILABLE INFORMATION
We are required to file with the Securities and Exchange Commission (SEC) an Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K. The SEC maintains a website containing these reports and other information regarding our electronic filings located at www.sec.gov. These reports may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the SEC's Public Reference Room may be obtained by calling 1-800-SEC-0330.

We also make our annual reports, quarterly reports, current reports, and amendments to all such reports filed with or furnished to the SEC available, free of charge, on our internet website at www.fhlbdm.com as soon as reasonably practicable after such reports are available. Annual and quarterly reports for the FHLBanks on a combined basis are also available, free of charge, at the website of the Office of Finance as soon as reasonably practicable after such reports are available. The internet website address to obtain these reports is www.fhlb-of.com.
Information contained in the above mentioned websites, or that can be accessed through those websites, is not incorporated by reference into this annual report on Form 10-K and does not constitute a part of this or any report filed with the SEC.
PERSONNEL
As of February 28, 2011, we had 216 full-time equivalent employees. Our employees are not covered by a collective bargaining agreement.
ITEM 1A. RISK FACTORS
The following discussion summarizes some of the more important risks we face. This discussion is not exhaustive, and there may be other risks we face, which are not described below. The risks described below, if realized, could negatively affect our business operations, financial condition, and future results of operations and, among other things, could result in our inability to pay dividends on our capital stock or repurchase capital stock.
WE ARE SUBJECT TO A COMPLEX BODY OF LAWS AND REGULATIONS THAT COULD CHANGE IN A MANNER DETRIMENTAL TO OUR BUSINESS OPERATIONS
The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and as such, are governed by federal laws and regulations adopted and applied by the Finance Agency. From time to time, Congress may amend the FHLBank Act or other statutes in ways that affect the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Agency or other financial services regulators could adversely impact our ability to conduct business or the cost of doing business.
We cannot predict when new regulations will be promulgated by the Finance Agency or whether Congress will enact new legislation, and we cannot predict the effect of any new regulations or legislation on our business operations. Changes in regulatory or statutory requirements could result in, among other things, an increase in our cost of funding, a change in our permissible business activities, or a decrease in the size, scope, or nature of our lending, investment or MPF Program activities, which could negatively affect our financial condition and results of operations.
In addition, any action taken in response to the report released by the Treasury Department and the Department of Housing and Urban Development on February 11, 2011, which outlined possible GSE reforms, including potential reforms to the business models of the Enterprises and FHLBanks, combined with the heightened regulatory environment, could unfavorably affect our business model, financial condition, and results of operations.
For a discussion of recent legislative and regulatory activity that could affect us, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Legislative and Regulatory Developments.”
WE FACE COMPETITION FOR ADVANCES AND FUNDING
Our primary business is making advances to our members and eligible housing associates. Demand for our advances is affected by, among other things, the cost of other available sources of funding for our borrowers. We compete with other suppliers of secured and unsecured wholesale funding including, but not limited to, investment banks, commercial banks, other GSEs or government agencies such as the Farm Credit System, FDIC, Federal Reserve, and, in certain circumstances, other FHLBanks. In addition, our members typically have access to brokered deposits and resale agreements, each of which present competitive alternatives to our advances. Many of our competitors are not subject to the same body of regulation that we are, which enables those competitors to offer products and terms that we may not be able to offer. Efforts to effectively compete with other suppliers of wholesale funding by changing the pricing of our advances may result in a decrease in the profitability of our advance business. A decrease in the demand for advances or a decrease in the profitability on advances would negatively affect our financial condition and results of operations.

We also compete with the U.S. Government, Fannie Mae, Freddie Mac, Farm Credit System, and other GSEs as well as corporate, sovereign, and supranational entities for funds raised through the issuance of debt in the national and global markets. In the absence of increased demand, increased supply of competing debt products may result in higher debt costs or lesser amounts of debt issued at the same cost. An increase in funding costs would negatively affect our financial condition and results of operations.
WE ARE JOINTLY AND SEVERALLY LIABLE FOR THE CONSOLIDATED OBLIGATIONS OF OTHER FHLBANKS AND MAY BE REQUIRED TO PROVIDE FINANCIAL ASSISTANCE TO OTHER FHLBANKS
Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all the FHLBanks and are backed only by the financial resources of the FHLBanks. They are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. Furthermore, if the Finance Agency determines that an FHLBank is unable to satisfy its obligations, it may allocate the outstanding liability among the remaining FHLBanks on a pro-rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that it may determine. Accordingly, we could incur liability beyond our primary obligation under consolidated obligations, which could negatively affect our financial condition and results of operations. Moreover, we may not pay dividends to, or redeem or repurchase capital stock from, any of our members if timely payment of principal and interest on all FHLBank consolidated obligations has not been made. Accordingly, our ability to pay dividends or to redeem or repurchase capital stock may be affected not only by our financial condition, but by the financial condition of the other FHLBanks.
Due to our relationship with other FHLBanks, we could also be impacted by events other than the default of a consolidated obligation. Events that impact other FHLBanks include, but are not limited to, member failures, capital deficiencies, and other-than-temporary impairment charges. These events may cause the Finance Agency, at its discretion, to require any FHLBank to either provide capital to or buy assets of any other FHLBank. If we were called upon by the Finance Agency to do either of these items, it may impact our financial condition.
WE COULD BE ADVERSELY AFFECTED BY OUR EXPOSURE TO CREDIT RISK
We are exposed to credit risk if the market value of an obligation declines as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. We assume unsecured and secured credit risk exposure in that a borrower or counterparty could default and we may suffer a loss if we are not able to fully recover amounts owed to us in a timely manner.
We attempt to mitigate unsecured credit risk by limiting the terms of unsecured investments and the borrowing capacity of our counterparties. We attempt to mitigate secured credit risk through collateral requirements and credit analysis of our borrowers and counterparties. We require collateral on advances, letters of credit, mortgage loan credit enhancements, certain investments, and derivatives. Specifically, we require that all outstanding advances, letters of credit, and member provided mortgage loan credit enhancements be fully collateralized. We evaluate the types of collateral pledged by our borrowers and counterparties and assign a borrowing capacity to the collateral, generally based on a percentage of its estimated market value. If a borrower or counterparty fails, we would take ownership of the collateral covering the obligation. However, if the market price of the collateral is less than the obligation or there is not a market into which we can sell the collateral, we may incur losses that could adversely affect our financial condition and results of operations.
Although management has policies and procedures in place to manage unsecured and secured credit risk, we may be exposed to credit risk because the value of the outstanding obligation may exceed the liquidation value of the collateral (if applicable). We mitigate this risk by (i) applying collateral discounts, (ii) requiring most borrowers to execute a blanket lien, (iii) taking delivery of certain collateral, and (iv) limiting extensions of credit. In addition, we generally have the ability to call for additional or substitute collateral during the life of an obligation to ensure we are fully collateralized in such obligation. If we are unable to secure the obligations of borrowers and counterparties, our lending, investing, and hedging activities could decrease, negatively impacting our financial condition and results of operations.

CHANGES IN ECONOMIC CONDITIONS OR FEDERAL FISCAL AND MONETARY POLICY COULD ADVERSELY IMPACT OUR BUSINESS
We operate with narrow margins and expect to be profitable over the long-term based on our prudent lending standards, conservative investment strategies, and diligent risk management practices. Because we operate with narrow margins, our net income is sensitive to changes in market conditions that can impact the interest we earn and pay and introduce volatility in other (loss) income. These conditions include, but are not limited to, short- and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and local economies in which we conduct our business. Our financial condition, results of operations, and ability to pay dividends could be negatively affected by changes in economic conditions.
Additionally, our business and results of operations may be affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board, which regulates the supply of money and credit in the U.S. The Federal Reserve Board's policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities, which could adversely affect our financial condition, results of operations, and ability to pay dividends.
WE COULD BE ADVERSELY AFFECTED BY OUR INABILITY TO ENTER INTO DERIVATIVE INSTRUMENTS ON ACCEPTABLE TERMS
We use derivatives to manage the interest rate risk, including prepayment risk, in our Statement of Condition and to achieve our risk management objectives. Our effective use of derivative instruments depends upon management's ability to determine the appropriate hedging positions in light of our assets and liabilities as well as prevailing and anticipated market conditions. In addition, the effectiveness of our hedging strategies depends upon our ability to enter into derivatives with acceptable counterparties, on terms desirable to us, and in quantities necessary to hedge our corresponding assets and liabilities. The cost of entering into derivative instruments has increased as a result of consolidations, mergers, and bankruptcy or insolvency of financial institutions, which have led to fewer counterparties, resulting in less liquidity in the derivatives market, and increased uncertainty related to the potential changes in legislation and regulations regarding over-the-counter derivatives. For example, regulations on the over-the-counter derivatives market that may be issued under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) could materially affect our ability or cost to hedge our risk exposures and achieve our risk management objectives. If we are unable to manage our hedging positions properly, or are unable to enter into derivative instruments on desirable terms, we may incur higher funding costs and be unable to effectively manage our interest rate risk and other risks, which could negatively affect our financial condition and results of operations.
For additional discussion on how the Dodd-Frank Act could affect our derivative and hedging activities, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Legislative and Regulatory Developments.”
EXPOSURE TO OPTION RISK IN OUR FINANCIAL ASSETS AND LIABILITIES COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS
Our mortgage assets provide homeowners the option to prepay their mortgages prior to maturity. The effect of changes in interest rates can exacerbate prepayment and extension risk, which is the risk that mortgage assets will be refinanced by the mortgagor in low interest rate environments or will remain outstanding longer than expected at below-market yields when interest rates increase. Our advances, consolidated obligations, and derivatives may provide us, the borrower, issuer, or counterparty with the option to call or put the asset or liability. These options leave us susceptible to unpredictable cash flows associated with our financial assets and liabilities. The exercise of the option and the prepayment or extension risk is dependent on general market conditions and if not managed appropriately, could have a material effect on our financial condition and results of operations.
A DELAY IN THE INITIATION OR COMPLETION OF FORECLOSURE PROCEEDINGS ON OUR MPF LOANS COUPLED WITH INCREASING DELINQUENCY AND LOSS SEVERITY RATES MAY HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS
There have recently been widely publicized allegations that employees of certain financial institutions have signed off on thousands of foreclosures falsely attesting to the accuracy of the related documents. As a result, regulatory initiatives have been proposed by federal and state agencies to delay the initiation or completion of foreclosure proceedings on specified types of mortgage loans and certain mortgage lenders have temporarily suspended foreclosures while they review their foreclosure documentation and procedures. The timing and ability to foreclose on delinquent mortgage loans could impact the amount of losses we may incur on those loans. In addition, an increase in delinquency and loss severity rates could adversely affect our financial condition and results of operations.

In response to the delay in foreclosure proceedings and the general deterioration in nationwide housing prices, we increased our allowance for credit losses on mortgage loans to $13.0 million at December 31, 2010 from $1.9 million at December 31, 2009. To the extent that economic conditions further weaken and home prices continue to decline, we could determine to further increase our allowance for credit losses on mortgage loans. As a result, our financial condition and results of operations could be adversely impacted.
WE COULD BE ADVERSELY AFFECTED BY OUR INABILITY TO ACCESS THE CAPITAL MARKETS
Our primary source of funds is through the issuance of consolidated obligations in the capital markets, including the short-term discount note market. Our ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing market conditions in the capital markets and rating agency actions, both of which are beyond our control.
We cannot make any assurance that we will be able to obtain funding on terms acceptable to us, if at all. If we cannot access funding when needed, our ability to support and continue business operations would be adversely impacted, which would thereby adversely impact our financial condition and results of operations. Although our debt issuances have kept pace with the funding needs of our members and eligible housing associates, there can be no assurance that this will continue to be the case.
Our consolidated obligations are currently rated AAA/A-1+ by S&P and Aaa/P-1 by Moody's. These ratings are subject to reduction or withdrawal at any time by an NRSRO, and the FHLBank System may not be able to maintain these credit ratings. Adverse rating agency actions may reduce investor confidence and negatively affect the FHLBank System's cost of funds and/or ability to issue consolidated obligations on acceptable terms, which could in turn adversely impact our financial condition and results of operations.
THE IMPACT OF FINANCIAL MODELS AND THE UNDERLYING ASSUMPTIONS USED TO VALUE FINANCIAL INSTRUMENTS MAY HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The degree of management judgment in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. Pricing models and their underlying assumptions are based on management's best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, the related income and expense, and the expected future behavior of assets and liabilities. While models used by us to value instruments and measure risk exposures are subject to periodic validation by independent parties, rapid changes in market conditions could impact the value of our instruments. The use of different models and assumptions, as well as changes in market conditions, could impact our financial condition and results of operations.
The information provided by these models is also used in making business decisions relating to strategies, initiatives, transactions and products, and in financial statement reporting. We have adopted controls, procedures, and policies to monitor and manage assumptions used in these models. However, models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. Changes in any models or in any of the assumptions, judgments or estimates used in the models may cause the results generated by the model to be materially different. If the results are not reliable due to inaccurate assumptions, we could make poor business decisions, including asset and liability management, or other decisions, which could result in an adverse financial impact.
MEMBER FAILURES, OUT-OF-DISTRICT CONSOLIDATIONS, AND CHANGES IN MEMBER BUSINESS WITH US MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Over the last three years, the financial services industry has experienced increasing defaults on, among other things, home mortgage, commercial real estate, and credit card loans, which caused increased regulatory scrutiny and required capital to cover non-performing loans. These factors have led to an increase in both the number of financial institution failures and the number of mergers and consolidations. During 2010, our membership level declined primarily due to 14 bank failures and 16 mergers and acquisitions, three of which were out-of-district. We also experienced a decline in the level of advance business with certain members. If these trends continue, the number of current and potential members in our district may be reduced. The resulting loss of business could negatively impact our business operations, financial condition, and results of operations.

Further, while member failures may cause us to liquidate pledged collateral if the outstanding advances are not repaid, all failures over the past three years have been resolved either through repayment directly from the FDIC or through the purchase and assumption of the advances by another financial institution. The inability to liquidate pledged collateral as well as the value of pledged collateral may cause financial statement losses. Additionally, as members become financially distressed, we may determine to decrease lending limits or, in certain circumstances, cease lending activities to certain members if they do not have adequate eligible collateral to support additional borrowings. If member banks are unable to obtain sufficient liquidity from us, it may cause further deterioration of that member institution. This may negatively impact our reputation and, therefore, negatively impact our financial condition and results of operations.
FAILURE TO MEET MINIMUM REGULATORY CAPITAL REQUIREMENTS COULD ADVERSELY AFFECT OUR ABILITY TO PAY DIVIDENDS, REDEEM OR REPURCHASE CAPITAL STOCK, AND ATTRACT NEW MEMBERS
We are required to maintain capital to meet specific minimum requirements, as defined by the Finance Agency. Historically, our capital has exceeded all capital requirements and we have maintained adequate capital and leverage ratios. If we violate any of these requirements or if our Board of Directors or the Finance Agency determine that we have incurred, or are likely to incur, losses resulting in, or losses that are expected to result in a charge against capital, we would not be able to redeem or repurchase any capital stock while such charges are continuing or expected to continue. Violations could also result in restrictions pertaining to dividend payments, lending, investing, or other business activities. Additionally, the Finance Agency may require that we call upon our members to purchase additional capital stock to meet our minimum regulatory capital requirements. Members may be unable or unwilling to satisfy such calls for additional capital, thereby affecting their desire to do business with us.

RELIANCE ON THE FHLBANK OF CHICAGO, AS MPF PROVIDER, AND FANNIE MAE, AS THE ULTIMATE INVESTOR IN THE MPF XTRA PRODUCT, COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS
As part of our business, we participate in the MPF Program with the FHLBank of Chicago. As MPF Provider, the FHLBank of Chicago establishes the structure of MPF loan products and the eligibility rules for MPF loans. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back-office processing of MPF loans in its role as master servicer and master custodian. If the FHLBank of Chicago changes its MPF Provider role, ceases to operate the MPF Program, or experiences a failure or interruption in its information systems and other technology in its operation of the MPF Program, our mortgage purchase business could be adversely affected, and we could experience a related decrease in our net interest margin and profitability. In the same way, we could be adversely affected if any of the FHLBank of Chicago's third-party vendors it engages in the operation of the MPF Program were to experience operational or technical difficulties.
Additionally, under the MPF Xtra loan product, we assign 100 percent of our interest in PFI master commitments to the FHLBank of Chicago, who then purchases mortgage loans from our PFIs and sells those loans to Fannie Mae. Should the FHLBank of Chicago or Fannie Mae experience any operational difficulties, those difficulties could have a negative impact on the value of the Bank to our membership.

OUR RELIANCE ON INFORMATION SYSTEMS AND OTHER TECHNOLOGY COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS
We rely heavily upon information systems and other technology to conduct and manage our business. To the extent that we experience a failure or interruption in any of these systems or other technology, we may be unable to conduct and manage our business effectively. Although we have implemented a disaster recovery and business continuity plan, we can make no assurance that it will be able to prevent, or timely and adequately address, the negative effects of any such failure or interruption. Any failure or interruption could significantly harm our customer relations, risk management, and profitability, and could adversely impact our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
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

ITEM 3. LEGAL PROCEEDINGS

We are not currently aware of any pending or threatened legal proceedings against us that could have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4. (REMOVED AND RESERVED)

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Current members own the majority of our capital stock. Former members own the remaining capital stock to support business transactions still carried on our Statement of Condition. There is no established market for our capital stock and it is not publicly traded. Our capital stock may be redeemed with a five year notice from the member or voluntarily repurchased by us at par value, subject to certain limits. The par value of each share of capital stock is $100. At February 28, 2011, we had 1,213 current members that held 21.1 million shares of capital stock. At February 28, 2011, we had ten former members and two members who withdrew membership that held $6.6 million or 0.1 million shares of capital stock, which were classified as mandatorily redeemable capital stock.
We paid the following cash dividends in 2010 and 2009 (dollars in millions):

	2010		2009
		Annualized		Annualized
Quarter Declared and Paid	Amount[1]	Rate[3]	Amount[2]	Rate[3]
First Quarter	$14.6	2.00%	$7.6	1.00%
Second Quarter	11.9	2.00	7.0	1.00
Third Quarter	11.5	2.00	14.4	2.00
Fourth Quarter	23.1	4.00	14.9	2.00

[1]
Amounts exclude $85,000, $40,000, $34,000, and $63,000 of cash dividends paid on mandatorily redeemable capital stock for the first, second, third, and fourth quarters of 2010. For financial reporting purposes, these dividends were classified as interest expense.

[2]
Amounts exclude $28,000, $27,000, $55,000, and $89,000 of cash dividends paid on mandatorily redeemable capital stock for the first, second, third, and fourth quarters of 2009. For financial reporting purposes, these dividends were classified as interest expense.

[3]
Reflects the annualized rate paid on our average capital stock outstanding during the prior quarter regardless of its classification for financial reporting purposes as either capital stock or mandatorily redeemable capital stock.

For additional information regarding our dividends, see “Item 1. Business — Capital and Dividends” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Capital — Dividends.”

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and notes and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" included in this report. The statement of condition data at December 31, 2010 and 2009 and statement of income data for the three years ended December 31, 2010, 2009, and 2008 are derived from the financial statements and notes for those years included in this report. The statement of condition data at December 31, 2008, 2007, and 2006 and the statement of income data for the two years ended December 31, 2007 and 2006 are derived from financial statements and notes not included in this report.

	December 31,
Statement of Condition	2010	2009	2008	2007	2006
(dollars in millions)
Investments[1]	$18,639	$20,790	$15,369	$9,244	$8,219
Advances	29,253	35,720	41,897	40,412	21,855
Mortgage loans held for portfolio, gross[2]	7,434	7,719	10,685	10,802	11,775
Total assets	55,569	64,657	68,129	60,736	42,041
Consolidated obligations
Discount notes	7,208	9,417	20,061	21,501	4,685
Bonds	43,791	50,495	42,723	34,564	33,066
Total consolidated obligations[3]	50,999	59,912	62,784	56,065	37,751
Mandatorily redeemable capital stock	7	8	11	46	65
Capital stock — Class B putable[4]	2,183	2,461	2,781	2,717	1,906
Retained earnings	556	484	382	361	344
Accumulated other comprehensive income (loss)	91	(34)	(146)	(26)	(1)
Total capital	2,830	2,911	3,017	3,052	2,249

	Years Ended December 31,
Statement of Income	2010	2009	2008	2007	2006
(dollars in millions)
Net interest income[5]	$414.9	$197.4	$245.6	$171.1	$154.3
Provision for (reversal of) credit losses on mortgage loans	12.1	1.5	0.3	—	(0.5)
Other (loss) income [6]	(161.5)	55.8	(27.8)	10.3	8.7
Other expense	60.2	53.1	44.1	42.4	41.5
Net income	133.0	145.9	127.4	101.4	89.4

	Years Ended December 31,
Selected Financial Ratios[7]	2010	2009	2008	2007	2006
Net interest margin[8]	0.67%	0.28%	0.35%	0.37%	0.35%
Return on average equity	4.57	4.46	3.88	4.25	3.91
Return on average capital stock	5.76	5.05	4.27	4.97	4.61
Return on average assets	0.22	0.21	0.18	0.21	0.20
Average equity to average assets	4.70	4.63	4.71	5.04	5.21
Regulatory capital ratio[9]	4.94	4.57	4.66	5.14	5.50
Dividend payout ratio[10]	45.92	30.05	83.81	83.13	83.21

1	Investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.
2
Represents the gross amount of mortgage loans held for portfolio prior to the allowance for credit losses. The allowance for credit losses was $13.0 million, $1.9 million, $0.5 million, $0.3 million, and $0.3 million at December 31, 2010, 2009, 2008, 2007, and 2006.

3
The par amounts of the outstanding consolidated obligations for all 12 FHLBanks were $796.3 billion, $930.5 billion, $1,251.5 billion, $1,189.6 billion, and $951.7 billion at December 31, 2010, 2009, 2008, 2007, and 2006.

4	Total capital stock includes excess capital stock of $57.7 million, $61.8 million, $61.1 million, $95.1 million, and $91.9 million at December 31, 2010, 2009, 2008, 2007, and 2006.
5	Net interest income is before the provision for (reversal of) credit losses on mortgage loans.
6	Other (loss) income includes, among other things, net (losses) gains on extinguishment of debt, net (losses) gains on derivatives and hedging activities, and net gains on trading securities.
7	Amounts used to calculate selected financial ratios are based on numbers in thousands. Accordingly, recalculations using numbers in millions may not produce the same results.
8	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
9
Regulatory capital ratio is period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes all capital stock, including mandatorily redeemable capital stock, and retained earnings.

10	Dividend payout ratio is dividends declared and paid in the stated period expressed as a percentage of net income in the stated period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our Management's Discussion and Analysis (MD&A) is designed to provide information that will help the reader develop a better understanding of our financial statements, key financial statement changes from year to year, and the primary factors driving those changes. Our MD&A is organized as follows:

FORWARD-LOOKING INFORMATION

Statements contained in this annual report on Form 10-K, including statements describing objectives, projections, estimates, or future predictions in our operations, may be forward-looking statements. These statements may be identified by the use of forward-looking terminology, such as believes, projects, expects, anticipates, estimates, intends, strategy, plan, could, should, may, and will or their negatives or other variations on these terms. By their nature, forward-looking statements involve risk or uncertainty, and actual results could differ materially from those expressed or implied or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. A detailed discussion of risks and uncertainties is included under “Item 1A. Risk Factors.”

EXECUTIVE OVERVIEW

Our Bank is a member-owned cooperative serving shareholder members in a five-state region (Iowa, Minnesota, Missouri, North Dakota, and South Dakota). Our mission is to provide funding and liquidity for our members and housing associates. Our member institutions may include commercial banks, savings institutions, credit unions, insurance companies, and community development financial institutions.

We reported net income totaling $133.0 million in 2010 compared with $145.9 million in 2009. Our 2010 net income calculated in accordance with GAAP was primarily impacted by advance prepayment fees, debt extinguishments, and derivatives and hedging activities.

Throughout 2010, our advance business declined primarily due to the high level of liquidity in the market and the low loan demand experienced by our members. These factors drove down demand for new advances, reduced the propensity of members to renew advances, and incented members to prepay advances. When an advance is prepaid, we charge a prepayment fee to make us financially indifferent as the prepayment fee represents forgone interest on the prepaid advance. During 2010, prepayment fees, net of fair value hedging adjustments, amounted to $174.0 million compared to $10.3 million in 2009.

As a result of the low interest rate environment and due to advance prepayment activity, we extinguished certain higher-costing fixed rate debt during 2010. We replaced certain funding with lower costing debt in order to reduce future interest costs. During 2010, we extinguished bonds with a total par value of $1.3 billion and recorded net losses of $163.7 million through "Net (loss) gain on extinguishment of debt" in the Statement of Income. During 2009, we extinguished bonds with a total par value of $0.9 billion and recorded net losses of $89.9 million.

Net income was also impacted by our use of derivative instruments during 2010 and 2009. We utilize derivative instruments to manage our interest rate risk, including mortgage prepayment risk. Because derivative accounting rules affect the timing and recognition of income or expense, we may be subject to income statement volatility. During 2010, as a result of market volatility, we recorded losses on derivatives and hedging activities of $52.6 million compared to gains of $133.8 million in 2009. These losses were primarily attributable to our economic derivatives, including interest rate caps and floors. We recorded losses of $57.3 million on economic derivatives during 2010 compared to gains of $34.2 million in 2009. During 2009, our net income was also positively impacted by certain transactions in which we sold U.S. Treasury obligations and terminated the related interest rate swaps. These transactions resulted in net gains on the derivative terminations of $82.6 million recorded through "Net (loss) gain on derivatives and hedging activities." For additional discussion on our derivatives and hedging activities, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Results of Operations — Hedging Activities.”

As part of evaluating financial performance, we adjust GAAP net income before assessments (GAAP net income) and GAAP net interest income before provision for credit losses (GAAP net interest income) for the impact of (i) market adjustments relating to derivative and hedging activities and instruments held at fair value (i.e. certain bonds and trading securities), (ii) realized gains (losses) on the sale of investment securities, and (iii) other unpredictable transactions, including advance prepayments and debt extinguishments. The resulting non-GAAP measure, referred to as our core earnings, reflects both core net interest income before provision for credit losses (core net interest income) and core net income before assessments (core net income). Because we are primarily a "hold-to-maturity" investor, management believes that core earnings is helpful in understanding our operating results and provides a meaningful period-to-period comparison in contrast to GAAP income, which can be impacted by transactions that are considered to be unpredictable or the result of mark-to-market activity driven by market volatility. Additionally, core earnings is used to measure performance under our incentive compensation plans and to ensure management remains focused on long-term value and performance.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. While this non-GAAP measure can be used to assist in understanding the components of our earnings, it should not be considered a substitute for results reported under GAAP.

The following table summarizes the reconciliation between GAAP net interest income and core net interest income for the years ended December 31, 2010, 2009, and 2008 (dollars in millions):

	2010	2009	2008
Net interest income before provision for credit losses (GAAP)	$414.9	$197.4	$245.6
Excludes:
Prepayment fees on advances, net	174.0	10.3	0.9
Fair value hedging adjustments	1.3	(15.9)	(12.1)
Total core net interest income adjustments	175.3	(5.6)	(11.2)
Includes items reclassified from other (loss) income:
Net interest income (expense) on economic hedges	6.7	5.2	(2.2)
Core net interest income before provision for credit losses	$246.3	$208.2	$254.6

The following table summarizes the reconciliation between GAAP net income and core net income for the years ended December 31, 2010, 2009, and 2008 (dollars in millions):

	2010	2009	2008
Net income before assessments (GAAP)	$181.1	$198.6	$173.4
Excludes:
Core net interest income adjustments (per table above)	175.3	(5.6)	(11.2)
Net gain on trading securities	37.4	19.1	1.5
Net loss on sale of available-for-sale securities	—	(10.9)	—
Net gain (loss) on bonds held at fair value	5.7	(4.4)	—
Net gain on loans held for sale	—	1.3	—
Net (loss) gain on derivatives and hedging activities	(52.6)	133.8	(33.2)
Net (loss) gain on extinguishment of debt	(163.7)	(89.9)	0.7
Includes:
Net interest income (expense) on economic hedges	6.7	5.2	(2.2)
Core net income before assessments	$185.7	$160.4	$213.4

Our core net income was $185.7 million during 2010 compared to $160.4 million in 2009. The increase in core net income was primarily due to increased core net interest income. During 2010, our core net interest income increased $38.1 million when compared to 2009 due to an increase in our asset-liability spread resulting primarily from improved funding costs. During 2010 and 2009, we called $25.5 billion and $5.1 billion and extinguished $1.3 billion and $0.9 billion of higher-costing par value debt. We replaced a portion of this funding with lower costing debt.

In addition, our investment interest income increased due to an increase in MBS. During the first quarter of 2010, we purchased approximately $2.5 billion of GSE MBS as a result of our Board of Directors approving the purchase of MBS up to five times regulatory capital through March 31, 2010. As a result, interest income on our MBS was $275.8 million during 2010 compared to $203.0 million in 2009.

Our core net income decreased $53.0 million during 2009 when compared to 2008 due primarily to decreased core net interest income. The low interest rate environment driving a lower return on invested capital was the primary contributor for our decreased core net interest income. In addition, decreased average advance volumes, limited short-term investment opportunities, and a negative spread on investments during the first quarter of 2009 as a result of us carrying additional liquidity contributed to our decreased core net interest income.

For additional discussion on items impacting our GAAP net income and GAAP net interest income, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Results of Operations.”

CONDITIONS IN THE FINANCIAL MARKETS

Interest Rates

The following table summarizes key average market interest rates for 2010 and 2009 as well as key market interest rates at December 31, 2010 and 2009:

	2010 12-Month Average	2009 12-Month Average	December 31, 2010 Ending Rate	December 31, 2009 Ending Rate
Federal funds target[1]	0.18%	0.16%	0.13%	0.05%
Three-month LIBOR[1]	0.34	0.69	0.30	0.25
2-year U.S. Treasury[1]	0.69	0.94	0.60	1.14
10-year U.S. Treasury[1]	3.19	3.24	3.30	3.84
30-year residential mortgage note[1]	4.69	5.05	4.86	5.14

1	Source is Bloomberg.

The Federal Reserve's key interest rate, the Federal funds target, was at a range of 0.00 to 0.25 percent throughout 2010 in order to stimulate economic growth. Three-month LIBOR increased during the first half of 2010 in response to global concerns surrounding the European sovereign debt crisis. Action by the European Union was taken to mitigate the crisis during the third quarter of 2010 and three-month LIBOR returned to its pre-event level. U.S. Treasury rates generally followed a downward trend throughout the first three quarters of 2010 prior to the announcement of a second quantitative easing package from the Federal Reserve. Subsequent to the announcement of the quantitative easing package by the Federal Reserve, longer-term U.S. Treasury rates increased notably relative to shorter-term U.S. Treasury rates. Mortgage rates decreased in line with the decrease in 10-year U.S. Treasury yields throughout 2010 as investors sought high-quality, liquid assets. As U.S. financial institutions continued to reduce leverage and maintain excess balance sheet liquidity, short-term money market investments maintained low yields throughout 2010.

During 2010, several government lending programs that were designed to help manage the financial crisis expired on schedule with no significant consequences for the financial markets. These expirations included the Federal Reserve's purchase program for agency debt and agency MBS. In August 2010, the Federal Reserve announced that it would begin reinvesting principal payments from agency debt and agency MBS into longer maturity U.S. Treasury securities. In November 2010, the Federal Reserve also announced plans to purchase up to an additional $600 billion in longer maturity U.S. Treasury securities by the end of the second quarter in 2011.

Funding Spreads

	Fourth Quarter 2010 3-Month Average	Fourth Quarter 2009 3-Month Average	2010 12-Month Average	2009 12-Month Average	December 31, 2010 Ending Spread	December 31, 2009 Ending Spread
FHLB spreads to LIBOR
(basis points)[1]
3-month	(9.9)	(14.8)	(14.8)	(46.4)	(11.3)	(12.1)
2-year	(6.8)	(11.5)	(6.8)	1.8	(5.6)	(10.2)
5-year	3.7	3.9	6.1	25.8	9.9	(1.7)
10-year	32.8	53.2	40.6	81.3	39.9	41.9

1	Source is Office of Finance.

As a result of our credit quality and standing in the capital markets, we generally have ready access to funding at relatively competitive interest rates. During 2010, our shorter-term funding spreads worsened relative to LIBOR, while our longer-term debt funding spreads improved relative to LIBOR funding. Spreads changed due to many factors, including increased investor appetite for longer-term, highly rated debt, flight to quality as a result of sovereign debt concerns in Europe, and decreased issuance of agency debentures.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

The following discussion highlights significant factors influencing our results of operations. Average balances are calculated on a daily weighted average basis. Amounts used to calculate percentage variances are based on numbers in thousands. Accordingly, recalculations may not produce the same results when the amounts are disclosed in millions.

Net Income

The following table presents comparative highlights of our net income for the years ended December 31, 2010, 2009, and 2008 (dollars in millions). These items are further described in the sections that follow.

			2010 vs. 2009			2009 vs. 2008
	2010	2009	$ Change	% Change	2008	$ Change	% Change
Net interest income before provision	$414.9	$197.4	$217.5	110.2%	$245.6	$(48.2)	(19.6)%
Provision for credit losses	12.1	1.5	10.6	706.7	0.3	1.2	400.0
Other (loss) income	(161.5)	55.8	(217.3)	(389.4)	(27.8)	83.6	300.7
Other expense	60.2	53.1	7.1	13.4	44.1	9.0	20.4
Assessments	48.1	52.7	(4.6)	(8.7)	46.0	6.7	14.6
Net income	$133.0	$145.9	$(12.9)	(8.8)%	$127.4	$18.5	14.5%

Net Interest Income

Our net interest income is primarily impacted by changes in average asset and liability balances, and the related yields and costs, as well as advance prepayment activity and returns on invested capital. Net interest income is managed within the context of tradeoff between market risk and return.

The following table presents average balances and rates of major interest rate sensitive asset and liability categories for the years ended December 31, 2010, 2009, and 2008. The table also presents the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities as well as the net interest margin (dollars in millions).

	2010			2009			2008
	Average Balance[1]	Yield/Cost	Interest Income/Expense	Average Balance[1]	Yield/Cost	Interest Income/Expense	Average Balance[1]	Yield/Cost	Interest Income/Expense

Interest-earning assets
Interest-bearing deposits	$125	0.29%	$0.4	$113	0.37%	$0.4	$24	0.45%	$0.1
Securities purchased under agreements to resell	1,345	0.18	2.4	1,165	0.16	1.8	—	—	—
Federal funds sold	3,021	0.16	4.8	6,007	0.29	17.4	4,119	1.75	72.0
Short-term investments[2]	456	0.41	1.9	683	0.53	3.6	467	2.41	11.2
Mortgage-backed securities[2]	12,635	2.18	275.8	9,584	2.12	203.0	8,403	3.88	326.5
Other investments[2,3]	3,826	2.17	82.9	6,028	1.59	95.6	145	4.28	6.2
Advances[4,5]	32,476	1.73	561.8	37,766	1.77	668.2	45,653	3.11	1,418.6
Mortgage loans[6]	7,557	4.73	357.3	9,190	4.83	443.6	10,647	5.01	533.7
Loans to other FHLBanks	—	—	—	—	—	—	14	0.68	0.1
Total interest-earning assets	61,441	2.10	1,287.3	70,536	2.03	1,433.6	69,472	3.41	2,368.4
Noninterest-earning assets	415	—	—	165	—	—	182	—	—
Total assets	$61,856	2.08%	$1,287.3	$70,701	2.03%	$1,433.6	$69,654	3.40%	$2,368.4
Interest-bearing liabilities
Deposits	$1,370	0.09%	$1.2	$1,296	0.18%	$2.4	$1,354	1.64%	$22.2
Consolidated obligations
Discount notes[5]	7,146	0.15	10.4	20,736	0.64	132.2	26,543	2.32	616.4
Bonds[5]	49,283	1.75	860.7	44,218	2.49	1,101.3	37,752	3.92	1,481.2
Other interest-bearing liabilities	8	2.10	0.1	38	0.80	0.3	68	4.43	3.0
Total interest-bearing liabilities	57,807	1.51	872.4	66,288	1.86	1,236.2	65,717	3.23	2,122.8
Noninterest-bearing liabilities	1,139	—	—	1,142	—	—	656	—	—
Total liabilities	58,946	1.48	872.4	67,430	1.83	1,236.2	66,373	3.20	2,122.8
Capital	2,910	—	—	3,271	—	—	3,281	—	—
Total liabilities and capital	$61,856	1.41%	$872.4	$70,701	1.75%	$1,236.2	$69,654	3.05%	$2,122.8
Net interest income and spread		0.59%	$414.9		0.17%	$197.4		0.18%	$245.6
Net interest margin[7]		0.67%			0.28%			0.35%
Average interest-earning assets to interest-bearing liabilities		106.29%			106.41%			105.71%
Composition of net interest income
Asset-liability spread		0.60%	$371.8		0.20%	$137.4		0.20%	$140.7
Earnings on capital		1.48%	43.1		1.83%	60.0		3.20%	104.9
Net interest income			$414.9			$197.4			$245.6

1	Average balances do not reflect the effect of derivative master netting arrangements with counterparties.
2	The average balance of available-for-sale securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.
3	Other investments include: TLGP investments, taxable municipal bonds, other U.S. obligations, GSE obligations, state or local housing agency obligations, and an equity investment in SBIC.
4	Advance interest income includes prepayment fees on advances, net of $174.0 million, $10.3 million, and $0.9 million for the years ended December 31, 2010, 2009, and 2008.
5	Average balances reflect the impact of fair value hedging and fair value option adjustments.
6	Nonperforming loans and loans held for sale are included in average balances used to determine the average rate.
7	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

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

	2010 vs. 2009			2009 vs. 2008
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$0.1	$(0.1)	$—	$0.3	$—	$0.3
Securities purchased under agreements to resell	0.3	0.3	0.6	1.8	—	1.8
Federal funds sold	(6.6)	(6.0)	(12.6)	23.3	(77.9)	(54.6)
Short-term investments	(1.0)	(0.7)	(1.7)	3.7	(11.3)	(7.6)
Mortgage-backed securities	66.8	6.0	72.8	40.8	(164.3)	(123.5)
Other investments	(41.3)	28.6	(12.7)	95.7	(6.3)	89.4
Advances	(91.6)	(14.8)	(106.4)	(214.8)	(535.6)	(750.4)
Mortgage loans	(77.3)	(9.0)	(86.3)	(71.3)	(18.8)	(90.1)
Loans to other FHLBanks	—	—	—	(0.1)	—	(0.1)
Total interest income	(150.6)	4.3	(146.3)	(120.6)	(814.2)	(934.8)

Interest expense
Deposits	0.1	(1.3)	(1.2)	(0.9)	(18.9)	(19.8)
Consolidated obligations
Discount notes	(56.2)	(65.6)	(121.8)	(112.3)	(371.9)	(484.2)
Bonds	115.2	(355.8)	(240.6)	223.6	(603.5)	(379.9)
Other interest-bearing liabilities	(0.4)	0.2	(0.2)	(1.0)	(1.7)	(2.7)
Total interest expense	58.7	(422.5)	(363.8)	109.4	(996.0)	(886.6)

Net interest income	$(209.3)	$426.8	$217.5	$(230.0)	$181.8	$(48.2)

Our net interest income is made up of two components: asset-liability spread and earnings on capital.

ASSET-LIABILITY SPREAD

Our asset-liability spread equals the yield on total assets minus the cost of total liabilities. During 2010, our asset-liability spread was 60 basis points compared to 20 basis points in 2009 and 2008. The majority of our asset-liability spread is driven by our net interest spread. During 2010, our net interest spread was 59 basis points compared to 17 and 18 basis points in 2009 and 2008.

Our asset-liability spread and net interest spread improved during 2010 when compared to 2009 and 2008 due primarily to improved funding costs resulting from the low interest rate environment, increased advance prepayment fees, and increased investment interest income resulting from increased MBS. During 2010, our asset-liability spread income was $371.8 million compared to $137.4 million and $140.7 million in 2009 and 2008.

Our asset-liability spread income was impacted by the following:

Bonds

Interest expense on our bonds decreased 22 percent during 2010 when compared to 2009 and 26 percent during 2009 when compared to 2008. The decrease in both periods was due primarily to lower interest rates. During 2010 and 2009, we called certain higher-costing bonds and extinguished certain higher-costing bonds in order to reduce future interest costs and reposition our balance sheet.

The decrease in interest expense for both periods was partially offset by increased average bond volumes. During 2010, as longer-term funding costs improved, average bond volumes increased due primarily to us replacing maturing discount notes with bonds in an effort to better match fund our longer-term assets with longer-term debt. During 2009, average bond volumes increased due primarily to increased average long-term investments.

Discount Notes

Interest expense on our discount notes decreased 92 percent during 2010 when compared to 2009 and 79 percent during 2009 when compared to 2008 due primarily to lower interest rates and decreased average discount note volumes. Average discount note volumes decreased during both periods as a result of decreased short-term funding needs and our ability to extend the duration of our liabilities due to improved longer-term funding costs.

Advances

Interest income on our advance portfolio (including prepayment fees on advances, net) decreased 16 percent during 2010 when compared to 2009 and 53 percent during 2009 when compared to 2008. The decrease in both periods was due primarily to decreased average advance volumes and lower interest rates, partially offset by increased advance prepayment fee income. Average advance volumes decreased primarily due to the high level of liquidity in the market and the low loan demand experienced by our members. These factors drove down demand for new advances, reduced the propensity of members to renew advances, and incented members to prepay advances. To make us financially indifferent to the prepayment of advances, we charged prepayment fees, which represent forgone interest on the prepaid advances. Prepayment fees on advances, net of fair value hedging adjustments, amounted to $174.0 million, $10.3 million, and $0.9 million during 2010, 2009, and 2008.

Mortgage Loans

Interest income on our mortgage loans decreased 19 percent during 2010 when compared to 2009 and 17 percent during 2009 when compared to 2008 due primarily to decreased average mortgage loan volumes. Average mortgage loan volumes decreased during 2010 due primarily to principal repayments exceeding originations. During 2009, average mortgage loan volumes decreased primarily due to us selling approximately $2.1 billion of mortgage loans to Fannie Mae through the FHLBank of Chicago.

Investments

Interest income on our investments increased 14 percent during 2010 when compared to 2009 due primarily to increased MBS. During the first quarter of 2010, we purchased GSE MBS consistent with temporary authority from our Board of Directors to purchase MBS up to five times regulatory capital through March 31, 2010. In 2008, the Finance Agency provided the FHLBanks with temporary authority to increase their purchases of MBS from three times regulatory capital to six times regulatory capital through March 31, 2010. As a result, interest income on our MBS was $275.8 million during 2010 compared to $203.0 million during 2009.

The increase in interest income was partially offset by a decrease in average other investments and average short-term investments. Average other investments decreased due to us selling certain TLGP debt investments and taxable municipal bonds during 2010. Average short-term investments decreased primarily due to a lack of attractive short-term investment opportunities resulting from concerns on global economic conditions and reduced counterparty exposure limits established under our ERMP.

Interest income on our investments decreased 23 percent during 2009 when compared to 2008 due primarily to lower interest rates, partially offset by increased average other investments. We purchased other investments during 2009 to improve investment income and replace mortgage assets sold.

EARNINGS ON CAPITAL

Our earnings on capital decreased during 2010 when compared to 2009 and 2008 due to lower interest rates and decreased average capital. During 2010, earnings on invested capital amounted to $43.1 million compared to $60.0 million and $104.9 million in 2009 and 2008.

Provision for Credit Losses on Mortgage Loans Held for Portfolio

During 2010, we recorded an additional provision for credit losses of $12.1 million due to an increase in estimated losses in our conventional mortgage portfolio as a result of increased loss severity. Additionally, management increased the provision due to its expectation that loans migrating to real estate owned (REO) and loss severities will likely increase in the future. For additional information, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Risk Management — Credit Risk — Mortgage Assets."

Other (Loss) Income

The following table summarizes the components of other (loss) income for the years ended December 31, 2010, 2009, and 2008 (dollars in millions):

	2010	2009	2008
Service fees	$1.6	$2.1	$2.4
Net gain on trading securities	37.4	19.1	1.5
Net loss on sale of available-for-sale securities	—	(10.9)	—
Net realized gain on sale of held-to-maturity securities	—	—	1.8
Net gain (loss) on bonds held at fair value	5.7	(4.4)	—
Net gain on loans held for sale	—	1.3	—
Net (loss) gain on derivatives and hedging activities	(52.6)	133.8	(33.2)
Net (loss) gain on extinguishment of debt	(163.7)	(89.9)	0.7
Other, net	10.1	4.7	(1.0)
Total other (loss) income	$(161.5)	$55.8	$(27.8)

Other (loss) income can be volatile from period to period depending on the type of financial activity recorded. Other (loss) income was primarily impacted by the following events:

Net losses on derivatives and hedging activities increased $186.4 million during 2010 when compared to 2009. During 2010, we recorded net losses of $57.3 million on economic hedges compared to net gains of $34.2 million in 2009. We use economic hedges to manage interest rate risk, including mortgage prepayment risk, in our Statement of Condition. During 2009, net gains on derivatives and hedging activities were impacted by certain transactions in which we purchased investments in U.S. Treasury obligations and simultaneously entered into interest rate swaps to convert the fixed rate investments to three-month LIBOR plus a spread (a fair value hedge). We subsequently sold these available-for-sale securities and terminated the associated interest rate swaps, resulting in net gains on the derivative terminations of $82.6 million through "Net (loss) gain on derivatives and hedging activities." Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Results of Operations — Hedging Activities” for a more detailed discussion of our hedging activities.

During 2010 and 2009, in an effort to reduce future interest costs and reposition our balance sheet, we extinguished bonds with a total par value of $1.3 billion and $0.9 billion and recorded net losses of $163.7 million and $89.9 million. During 2010, we offset the impact of advance prepayment fees by extinguishing certain bonds that were funding prepaid advances.

At December 31, 2010 and 2009, our trading securities portfolio amounted to $1.5 billion and $4.4 billion. As trading securities are marked-to-market, changes in the holding gains and losses are reflected through other (loss) income. During 2010 and 2009, to recognize a portion of the holding gains associated with these securities, we sold $3.0 billion and $2.2 billion of par value trading securities and recorded net realized gains of $28.6 million and $14.5 million. During 2010 and 2009, we recorded net holding gains on our trading securities of $8.8 million and $4.6 million. The gains were primarily due to decreases in interest rates, partially offset by decreased volume.

We elected the fair value option on certain bonds that did not qualify for hedge accounting. During 2010, we recorded fair value gains on these bonds amounting to $5.7 million compared to losses of $4.4 million during 2009. In order to achieve some offset to the mark-to-market on fair value option bonds, we executed economic derivatives. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Results of Operations — Hedging Activities” for the impact of these economic derivatives.

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

If a hedging activity does not qualify for hedge accounting treatment, we record the hedging instrument's components of interest income and expense, together with the effect of changes in fair value as a component of other (loss) income in “Net (loss) gain on derivatives and hedging activities”; however, there is no corresponding fair value adjustment for the hedged asset or liability unless changes in fair value of the asset or liability are normally marked-to-market through earnings (i.e. trading securities and fair value option instruments).

Since the accounting for derivatives and hedging activities affects the timing and recognition of income or expense through net interest income and other (loss) income, we may be subject to volatility in our Statement of Income.

The following tables categorize the net effect of hedging activities on net income by product for the years ended December 31, 2010, 2009, and 2008 (dollars in millions):

	2010
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(99.8)	$—	$(2.7)	$33.2	$—	$—	$(69.3)
Net interest settlements	(392.3)	(7.1)	—	335.9	—	—	(63.5)
Total net interest income	(492.1)	(7.1)	(2.7)	369.1	—	—	(132.8)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	5.0	1.6	—	(1.9)	—	—	4.7
(Losses) gains on derivatives not receiving hedge accounting	(0.8)	(70.5)	(0.9)	27.5	—	(12.6)	(57.3)
Total net gain (loss) on derivatives and hedging activities	4.2	(68.9)	(0.9)	25.6	—	(12.6)	(52.6)
Subtotal	(487.9)	(76.0)	(3.6)	394.7	—	(12.6)	(185.4)
Net gain on trading securities[2]	—	34.4	—	—	—	—	34.4
Net gain on bonds held at fair value[2]	—	—	—	5.7	—	—	5.7
Net accretion[3]	—	—	—	10.4	—	—	10.4
Total net effect of hedging activities	$(487.9)	$(41.6)	$(3.6)	$410.8	$—	$(12.6)	$(134.9)

	2009
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(55.2)	$—	$(1.7)	$30.5	$—	$—	$(26.4)
Net interest settlements	(365.7)	(11.5)	—	277.0	—	—	(100.2)
Total net interest income	(420.9)	(11.5)	(1.7)	307.5	—	—	(126.6)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	2.6	82.8	—	14.2	—	—	99.6
(Losses) gains on derivatives not receiving hedge accounting	(0.5)	12.0	(2.3)	3.3	2.4	19.3	34.2
Total net gain (loss) on derivatives and hedging activities	2.1	94.8	(2.3)	17.5	2.4	19.3	133.8
Subtotal	(418.8)	83.3	(4.0)	325.0	2.4	19.3	7.2
Net loss on trading securities[2]	—	(17.2)	—	—	—	—	(17.2)
Net loss on bonds held at fair value[2]	—	—	—	(4.4)	—	—	(4.4)
Total net effect of hedging activities	$(418.8)	$66.1	$(4.0)	$320.6	$2.4	$19.3	$(14.4)

	2008
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(44.6)	$—	$(1.7)	$27.5	$—	$—	$(18.8)
Net interest settlements	(135.6)	—	—	114.6	0.7	—	(20.3)
Total net interest income	(180.2)	—	(1.7)	142.1	0.7	—	(39.1)
Net (Loss) Gain on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	2.5	—	—	(6.5)	—	—	(4.0)
(Losses) gains on derivatives not receiving hedge accounting	(3.5)	—	(1.2)	(2.0)	0.6	(23.1)	(29.2)
Total net (loss) gain on derivatives and hedging activities	(1.0)	—	(1.2)	(8.5)	0.6	(23.1)	(33.2)
Total net effect of hedging activities	$(181.2)	$—	$(2.9)	$133.6	$1.3	$(23.1)	$(72.3)

1	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
2
Represents the gains/losses on those trading securities and fair value option bonds in which we have entered into a corresponding economic derivative to hedge the risk of changing market prices. As a result, this line item may not agree to the Statement of Income.

3	Represents the amortization/accretion of hedging fair value adjustments from terminated hedges.

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities. During 2010 and 2009, the increase in net amortization was primarily due to advance hedge relationships. During 2010, advance amortization increased primarily due to us fully amortizing hedging fair value adjustments as a result of advance prepayments. During 2009, advance amortization increased due to the normal amortization of basis adjustments that were created during the latter half of 2008.

NET INTEREST SETTLEMENTS

Net interest settlements represent the interest component on derivatives that qualify for hedge accounting. These amounts vary from period to period depending on our hedging activities and are partially offset by the interest component on the related hedged item within net interest income.

GAINS (LOSSES) ON FAIR VALUE HEDGES

Hedge ineffectiveness occurs when changes in fair value of the derivative and the related hedged item do not perfectly offset each other. Hedge ineffectiveness is driven by changes in the benchmark interest rate and volatility. As the benchmark interest rate changes and the magnitude of that change intensifies, so will the impact on our gains (losses) on fair value hedges. Volatility in the marketplace may also intensify this impact. During 2010, we recorded hedge ineffectiveness gains of $4.7 million compared to gains of $99.6 million in 2009 and losses of $4.0 million in 2008. Changes in hedge ineffectiveness gains (losses) during 2010, 2009, and 2008 were primarily attributable to normal mark-to-market activity. Additionally, during 2009, gains on fair value hedges were impacted by certain transactions in which we sold available-for-sale securities and terminated the associated interest rate swaps, resulting in net gains on the derivative terminations of $82.6 million recorded through "Net (loss) gain on derivatives and hedging activities."

(LOSSES) GAINS ON ECONOMIC HEDGES

Economic hedges are used to manage interest rate risk, including mortgage prepayment risk, in our Statement of Condition. Changes in (losses) gains on economic hedges are primarily driven by changes in interest rates and volatility as well as the amount of economic hedges outstanding. Economic hedges do not qualify for hedge accounting and, as a result, we record a fair market value gain or loss on the derivative instrument without recording the corresponding loss or gain on the hedged item. For certain assets and liabilities (i.e. trading securities and fair value option instruments), fair market value gains and losses on the economic hedges generally offset the losses and gains on the related asset or liability. In addition, interest accruals on the economic hedges are recorded as a component of other (loss) income instead of a component of net interest income. Losses and gains on economic hedges were primarily impacted by the following items:

Investments

•
We held interest rate swaps on our balance sheet as economic hedges against changes in the fair value of a portion of our trading securities (i.e. TLGP debt investments and taxable municipal bonds) indexed to LIBOR. Due to changes in interest rates, we recorded $47.0 million in losses on the economic derivatives during 2010. Additionally, we recorded $23.5 million of interest expense accruals through other (loss) income. Generally, the losses on the economic derivatives are offset by the gains on the trading securities. During 2010, gains on trading securities with a corresponding economic derivative amounted to $34.4 million and were recorded in “Net gain on trading securities” in other (loss) income. During 2009, we recorded $23.6 million in gains on the economic derivatives, partially offset by $11.6 million of interest expense accruals, and recorded losses on the related trading securities of $17.2 million.

Balance Sheet

•
We held interest rate caps on our balance sheet in order to protect against changes in mortgage prepayments and increases in interest rates on our variable rate MBS. Due to changes in interest rates and volatility, we recorded $6.6 million in net losses on these interest rate caps during 2010 compared to net gains of $19.3 million in 2009 and net losses of $11.6 million in 2008. The net losses in 2010 were partially offset by realized gains of $8.5 million resulting from the sale of certain interest rate caps. We paid $88.7 million in premiums on the interest rate caps outstanding at December 31, 2010. This premium cost is effectively amortized over the life of the derivative through the monthly mark-to-market adjustments.

•
We purchased interest rate floors during 2010 in order to protect against decreases in interest rates. Due to changes in interest rates and volatility, we recorded $6.5 million in net losses on these interest rate floors during 2010, partially offset by $0.5 million of interest income accruals. The net losses in 2010 were partially offset by realized gains of $2.7 million resulting from the sale of certain interest rate floors. We paid $14.4 million in premiums on the interest rate floors outstanding at December 31, 2010. This premium cost is effectively amortized over the life of the derivative through the monthly mark-to-market adjustments.

Consolidated Obligations

•
We perform retrospective hedge effectiveness testing monthly on all hedge relationships. If a hedge relationship fails this test, we can no longer receive hedge accounting and the derivative is accounted for as an economic hedge. Generally, most hedge relationships that fail this test have a short duration or are nearing maturity. During 2010, we recorded losses of $0.7 million on failed consolidated obligation hedge relationships compared to $20.9 million in 2009. The decrease in losses was primarily due to fewer failed consolidated obligation hedge relationships. During 2010, we had 18 failed consolidated obligation hedge relationships compared to 40 in 2009.

•
We held interest rate swaps on our balance sheet as economic hedges against changes in the fair value of both our variable and fixed rate bonds elected under the fair value option. During 2010, we recorded net losses of $3.8 million on these economic derivatives compared to net gains of $6.5 million in 2009. Generally, the losses and gains on the economic derivatives are offset by the gains and losses on the fair value option bonds. During 2010, we recorded fair value gains of $5.7 million on our fair value option bonds through “Net gain (loss) on bonds held at fair value” in other (loss) income. During 2009, we recorded $4.4 million in fair value losses on our fair value option bonds.

•
During 2010, interest income accruals on consolidated obligation economic hedges amounted to $32.0 million compared to $20.3 million in 2009. The increase was primarily due to changes in interest rates, partially offset by decreased volume of economic hedge relationships.

Other Expenses
The following table shows the components of other expenses for the years ended December 31, 2010, 2009, and 2008 (dollars in millions):

	2010	2009	2008
Compensation and benefits	$38.1	$31.9	$26.3
Other operating expenses	16.9	16.6	14.1
Total operating expenses	55.0	48.5	40.4

Finance Agency	3.0	2.4	1.9
Office of Finance	2.2	2.2	1.8
Total other expense	$60.2	$53.1	$44.1
Other expenses increased $7.1 million during 2010 when compared to 2009 and $9.0 million during 2009 when compared to 2008. The increase during both periods was primarily due to increased funding and administrative costs on our Pentegra Defined Benefit Plan for Financial Institutions (DB Plan) resulting from the interest rate environment and our decision to make discretionary contributions. Funding and administrative costs of the DB Plan were $11.6 million in 2010, $5.7 million in 2009, and $3.2 million in 2008. In 2010 and 2009, these funding and administrative costs included discretionary contributions of $8.4 million and $3.3 million.

STATEMENT OF CONDITION AT DECEMBER 31, 2010 AND 2009

Financial Highlights

Our total assets decreased to $55.6 billion at December 31, 2010 from $64.7 billion at December 31, 2009. Our total liabilities decreased to $52.7 billion at December 31, 2010 from $61.7 billion at December 31, 2009. Total capital decreased to $2.8 billion at December 31, 2010 from $2.9 billion at December 31, 2009. The overall financial condition for the periods presented has been primarily influenced by changes in funding activities, advances, investment purchases/sales, and mortgage loans. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances, by type of institution, at December 31, 2010 and 2009 (dollars in millions):

	2010	2009
Commercial banks	$12,821	$17,499
Thrifts	1,540	1,970
Credit unions	707	841
Insurance companies	12,783	14,083
Total member advances	27,851	34,393

Housing associates	500	455
Non-member borrowers	152	184

Total par value	$28,503	$35,032

Our advances decreased 18 percent at December 31, 2010 when compared to December 31, 2009. The decrease was primarily due to the high level of liquidity in the market and the low loan demand experienced by our members. These factors drove down demand for new advances, reduced the propensity of members to renew advances, and incented members to prepay advances.

The following table summarizes our advances by product type at December 31, 2010 and 2009 (dollars in millions):

	2010		2009
Product Type	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Variable rate	$8,570	30.1%	$10,431	29.8%
Fixed rate	19,503	68.4	23,362	66.7
Amortizing	430	1.5	1,239	3.5

Total par value	28,503	100.0%	35,032	100.0%

Fair value hedging adjustments
Cumulative fair value gain on existing hedges	663		590
Basis adjustments from terminated hedges	87		98

Total advances	$29,253		$35,720

Cumulative fair value gains on existing hedges increased $73 million at December 31, 2010 when compared to December 31, 2009 due primarily to a decrease in interest rates. Generally, the cumulative fair value gains on advances are offset by the net fair value losses on the related derivative contracts.

Basis adjustments from terminated hedges decreased $11 million at December 31, 2010 when compared to December 31, 2009 due primarily to the normal amortization of basis adjustments. The decrease was partially offset by us unwinding certain interest rate swaps during 2010, which subsequently results in the creation of basis adjustments that are amortized using the level-yield method over the remaining life of the advance.

The following table shows advances outstanding to our five largest member borrowers at December 31, 2010 (dollars in millions):

Name	Advances	% of Total
Transamerica Life Insurance Company[1]	$4,500	15.8%
TCF National Bank	2,850	10.0
Aviva Life and Annuity Company	2,772	9.7
ING USA Annuity and Life Insurance Company	1,579	5.5
Principal Life Insurance Company	1,000	3.5
Total par value	$12,702	44.5%

1	Excludes $400.0 million of outstanding advances with Monumental Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. Bank management has policies and procedures in place to appropriately manage this credit risk. We have never experienced a credit loss on an advance to a member or eligible housing associate. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio at December 31, 2010 and 2009 (dollars in millions):

	2010	2009
Fixed rate conventional loans	$7,033	$7,333
Fixed rate government-insured loans	370	380
Total unpaid principal balance	7,403	7,713

Premiums	64	53
Discounts	(41)	(52)
Fair value hedging adjustments	8	5
Allowance for credit losses	(13)	(2)
Total mortgage loans held for portfolio, net	$7,421	$7,717

Mortgage loans decreased four percent at December 31, 2010 when compared to December 31, 2009. The decrease was primarily due to principal repayments exceeding loan purchases throughout the majority of 2010. During the second half of 2010, our MPF purchase activity increased as mortgage rates continued to decline and borrowers had more incentive to refinance.

Mortgage loans acquired from members are concentrated primarily with Superior Guaranty Insurance Company (Superior), an affiliate of Wells Fargo. At December 31, 2010 and 2009, $3.5 billion and $4.4 billion of our mortgage loans outstanding were from Superior.

During 2010, we recorded a provision for credit losses of $12.1 million, bringing our allowance for credit losses to $13.0 million at December 31, 2010. The provision recorded was due to an increase in estimated losses in our conventional mortgage portfolio as a result of increased loss severity. Additionally, management increased the provision due to its expectation that loans migrating to REO and loss severities will likely increase in the future. See additional discussion regarding our mortgage loan credit risk in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the book value of our investments at December 31, 2010 and 2009 (dollars in millions):

	2010		2009
	Amount	% of Total	Amount	% of Total
Short-term investments
Interest-bearing deposits	$1	*%	$5	*%
Securities purchased under agreements to resell	1,550	8.3	—	—
Federal funds sold	2,025	10.9	3,133	15.1
Negotiable certificates of deposit	335	1.8	450	2.2
	3,911	21.0	3,588	17.3
Long-term investments
Mortgage-backed securities
Government-sponsored enterprise	11,301	60.6	11,147	53.6
Other U.S. obligation	34	0.2	43	0.2
MPF shared funding	26	0.1	33	0.1
Other	33	0.2	35	0.2
	11,394	61.1	11,258	54.1
Non-mortgage-backed securities
Interest-bearing deposits	8	0.1	6	*
Government-sponsored enterprise obligations	835	4.5	806	3.9
Other U.S. obligations	176	1.0	—	—
State or local housing agency obligations	107	0.6	124	0.6
TLGP	1,780	9.6	4,260	20.5
Taxable municipal bonds	424	2.3	742	3.6
Other	4	*	6	*
	3,334	17.9	5,944	28.6

Total investments	$18,639	100.0%	$20,790	100.0%

Investments as a percentage of total assets		33.5%		32.2%

*	Amount is less than 0.1 percent.

Investments decreased ten percent at December 31, 2010 when compared to December 31, 2009 due primarily to the sale of long-term non-MBS investments (i.e. TLGP debt investments and taxable municipal bonds) and principal prepayments on our MBS. We sold long-term non-MBS investments during the first half of 2010 to recognize a portion of the holding gains associated with these investments.

The decrease in total investments was partially offset by an increase in short-term investments. Secured short-term investments increased through additional overnight securities purchased under agreements to resell. During the second half of 2010, as a result of tighter unsecured credit limits established under our ERMP, we increased our utilization of these secured investments.

In addition, we purchased GSE MBS during the first quarter of 2010 consistent with temporary authority from our Board of Directors to purchase MBS up to five times regulatory capital through March 31, 2010. In 2008, the Finance Agency provided the FHLBanks with temporary authority to increase their purchases of MBS (excluding MPF shared funding) from three times regulatory capital to six times regulatory capital through March 31, 2010.

The following table summarizes our compliance with the Finance Agency's MBS investment authority at December 31, 2010 and 2009 (dollars in millions):

	2010	2009	$ Change	% Change
Mortgage-backed securities	$11,394	$11,258	$136	1.2%
Less: MPF shared funding	26	33	(7)	(21.2)
Total MBS excluding MPF shared funding	$11,368	$11,225	$143	1.3%

Total regulatory capital	$2,746	$2,953	$(207)	(7.0)%

Percentage of total MBS excluding MPF shared funding to total regulatory capital	414%	380%
We were in compliance with the above investment authority at December 31, 2010 and 2009. Subsequent to March 31, 2010, our MBS investment authority reverted back to three times regulatory capital. As a result, we are precluded from purchasing additional MBS until our MBS balance declines below three times regulatory capital.

We evaluate our individual available-for-sale and held-to-maturity securities in an unrealized loss position for other-than-temporary impairment (OTTI) on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, we perform an analysis to determine if any of these securities are other-than-temporarily impaired.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 8 — Other-Than-Temporary Impairment” for a discussion of our OTTI analysis performed at December 31, 2010. As a result of our analysis, we determined that all gross unrealized losses on our investment portfolio are temporary. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we do not consider any of these securities to be other-than-temporarily impaired at December 31, 2010.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. We use derivatives to restructure interest rates on consolidated obligations to better manage our interest rate risk and funding costs. This generally means converting fixed rates to variable rates. At December 31, 2010 and 2009, the book value of consolidated obligations issued on our behalf totaled $51.0 billion and $59.9 million.

BONDS

The following table summarizes information on our bonds at December 31, 2010 and 2009 (dollars in millions):

	2010	2009
Total par value	$43,609	$50,323

Premiums	40	50
Discounts	(30)	(35)
Fair value hedging adjustments
Cumulative fair value loss on existing hedges	182	149
Basis adjustments from terminated and ineffective hedges	(12)	*
Fair value option adjustments
Cumulative fair value (gain) loss	(1)	4
Accrued interest payable	3	4
Total bonds	$43,791	$50,495

*	Amount is less than one million

Bonds decreased 13 percent at December 31, 2010 when compared to December 31, 2009. The decrease was primarily due to us calling and extinguishing certain higher-costing bonds in order to reduce future interest costs. During 2010, we called bonds with a total par value of $25.5 billion and extinguished bonds with a total par value of $1.3 billion.

Cumulative fair value losses on existing hedges increased $33 million at December 31, 2010 when compared to December 31, 2009 due primarily to a decrease in interest rates. Generally, the cumulative fair value losses on bonds are offset by the net fair value gains on the related derivative contracts.

The increase in basis adjustments from terminated and ineffective hedges at December 31, 2010 when compared to December 31, 2009 was due primarily to us unwinding certain interest rate swaps during 2010. This unwind activity subsequently results in the creation of basis adjustments that are amortized using the level-yield method over the remaining life of the bond.

Fair Value Option Bonds

At December 31, 2010 and 2009, approximately $2.8 billion and $6.0 billion of our bonds were recorded under the fair value option. We elected the fair value option on these bonds because they did not qualify for hedge accounting and, in most instances, we entered into economic derivatives to achieve some offset to the mark-to-market on the bonds. During 2010, we recorded fair value adjustment gains on these bonds of $5.7 million compared to losses of $4.4 million during 2009. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Results of Operations —Hedging Activities” for the impact of the related economic derivatives.

For additional information on our bonds, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Sources of Liquidity.”

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year, at December 31, 2010 and 2009 (dollars in millions):

	2010	2009
Par value	$7,209	$9,419
Discounts	(1)	(2)
Total discount notes	$7,208	$9,417

Discount notes decreased 23 percent at December 31, 2010 when compared to December 31, 2009. The decrease was primarily due to us replacing maturing discount notes with bonds as a result of decreased short-term funding needs and our ability to extend the duration of our liabilities due to improved longer-term funding costs. For additional information on our discount notes, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Sources of Liquidity.”
Deposits
Deposits amounted to $1.2 billion at December 31, 2010 and 2009. The level of deposits will vary based on member alternatives for short-term investments.
The table below presents time deposits in denominations of $100,000 or more by remaining maturity at December 31, 2010 (dollars in millions):

2010
Three months or less	$38
Over three months but within six months	429
Over six months but within 12 months	3
Total	$470

Capital

Our capital (including capital stock, retained earnings, and accumulated other comprehensive income (loss)) was $2.8 billion at December 31, 2010 compared to $2.9 billion at December 31, 2009. Although our total capital level remained fairly stable between periods, the composition of our capital changed during 2010. Capital stock decreased 11 percent due primarily to the repurchase of activity-based capital stock resulting from lower outstanding advance and mortgage loan balances. Retained earnings increased 15 percent due to net income earned during 2010, partially offset by the payment of dividends. Accumulated other comprehensive income (loss) increased $124.5 million due to an increase in unrealized gains on available-for-sale securities resulting primarily from a decrease in interest rates.

As discussed in "Item 1. Business — Capital and Dividends — Joint Capital Enhancement Agreement," we entered into a JCE Agreement which requires us to allocate 20 percent of our net income to an RRE Account upon satisfaction of the REFCORP obligations. This will further strengthen our balance sheet by increasing capital.

Derivatives

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statement of Condition and to achieve our risk management objectives. The notional amount of derivatives reflects the volume of our hedges, but it does not measure our credit exposure because there is no principal at risk. The following table categorizes the notional amount of our derivatives at December 31, 2010 and 2009 (dollars in millions):

	2010	2009
Interest rate swaps
Noncallable	$20,709	$34,158
Callable by counterparty	13,229	9,386
Callable by the bank	35	60
	33,973	43,604

Interest rate caps	4,350	3,240
Interest rate floors	2,600	—
Forward settlement agreements (TBAs)	96	27
Mortgage delivery commitments	96	27

Total notional amount	$41,115	$46,898

Our derivative notional decreased 12 percent at December 31, 2010 when compared to December 31, 2009. The decrease was primarily due to decreased noncallable interest rate swaps resulting from a decline in the volume of assets and liabilities. The decrease was partially offset by an increase in callable interest rate swaps and interest rate caps and floors. As a result of increased callable debt issuances, callable interest rate swaps increased as we converted the fixed rate to a variable rate and offset option risk in those liabilities. We utilized interest rate caps and floors primarily to protect against changes in interest rates and mortgage prepayments. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Risk Management — Market Risk — Market Value of Capital Stock Sensitivity” for additional details on our interest rate sensitivity.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital positions are actively managed in an effort to preserve stable, reliable, and cost-effective sources of cash to meet current and projected future operating financial commitments, as well as regulatory and internal liquidity and capital requirements.

Liquidity

SOURCES OF LIQUIDITY

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. The par amounts of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $745.5 billion and $870.8 billion at December 31, 2010 and 2009.

Consolidated obligations of the FHLBanks are rated AAA/A-1+ by S&P and Aaa/P-1 by Moody's. These are the highest ratings available for such debt from an NRSRO. These ratings measure the likelihood of timely payment of principal and interest on the consolidated obligations. Our ability to raise funds in the capital markets as well as our cost of borrowing can be affected by these credit ratings.

During 2010, proceeds from the issuance of bonds and discount notes were $43.8 billion and $338.2 billion compared to $32.4 billion and $719.3 billion in 2009 and $21.1 billion and $1,143.3 billion in 2008. Throughout 2010, as longer-term funding costs improved, we replaced maturing discount notes with bonds in an effort to better match fund our longer-term assets with longer-term debt.

Throughout the first half of 2009, shorter-term funding was relatively attractive while longer-term funding was expensive due to illiquidity in the marketplace and investors' desire to invest short-term. As a result, we utilized discount notes to fund both our short- and long-term assets. During the second half of 2009, spreads to LIBOR on our discount notes increased as a result of decreases in three-month LIBOR. As a result, discount notes became more expensive and we began issuing more bonds in order to better match fund our our longer-term assets with longer-term debt.

In addition to the issuance of consolidated obligations, during 2010 we experienced increased advance prepayment activity as a result of the high level of liquidity in the market and the low loan demand experienced by our members. Our members prepaid approximately $3.6 billion of advances during 2010 compared to $1.7 billion in 2009. Prepayment fees on advances, net of fair value hedging adjustments, were $174.0 million during 2010 compared to $10.3 million in 2009 and $0.9 million in 2008.

We utilize several other sources of liquidity to carry out our business activities. These include cash, interbank loans, payments collected on advances and mortgage loans, proceeds from the issuance of capital stock, member deposits, and current period earnings. During 2009, proceeds from the sale of mortgage loans and gains on the sale of certain available-for-sale securities and related derivatives also served as additional sources of liquidity.

In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve. To provide further access to funding, the FHLBank Act authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of February 28, 2011, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use proceeds from the issuance of consolidated obligations primarily to fund advances and investment purchases. During 2010, advance disbursements totaled $39.7 billion compared to $38.0 billion in 2009 and $330.4 billion in 2008. The decrease in advance disbursements during 2009 was primarily due to the high level of liquidity in the market and the low loan demand experienced by our members. These factors drove down demand for new advances, reduced the propensity of members to renew advances, and incented members to prepay advances.

During 2010, investment purchases (excluding overnight investments) totaled $11.5 billion compared to $27.1 billion in 2009 and $24.2 billion in 2008. The decrease in investment purchases during 2010 was primarily due to a lack of attractive short-term investment opportunities resulting from concerns on global economic conditions and reduced counterparty exposure limits established under our ERMP. The decrease was partially offset by us purchasing approximately $2.5 billion of GSE MBS during the first quarter of 2010 as a result of our Board of Directors approving the purchase of MBS up to five times regulatory capital through March 31, 2010.

During 2010, in an effort to reduce future interest costs and reposition our balance sheet, we called $25.5 billion of higher-costing par value bonds compared to $5.1 billion in 2009. We also extinguished bonds with a total par value of $1.3 billion and $0.9 billion during 2010 and 2009 and recorded net losses of $163.7 million and $89.9 million.

Other uses of liquidity include purchases of mortgage loans, repayment of member deposits, consolidated obligations, and interbank loans, redemption or repurchases of capital stock, and payment of dividends.
LIQUIDITY REQUIREMENTS
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. The following table shows our compliance with this requirement at December 31, 2010 and 2009 (dollars in billions):

	2010	2009
Unencumbered marketable assets maturing within one year	$4.7	$4.0
Advances maturing in seven days or less	0.5	0.5
Unencumbered assets available for repurchase agreement borrowings	12.9	15.5
Total contingent liquidity	18.1	20.0
Liquidity needs for five calendar days	2.5	1.9
Excess contingent liquidity	$15.6	$18.1
Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this requirement at December 31, 2010 and 2009 (dollars in billions):

	2010	2009
Advances with maturities not exceeding five years	$18.9	$24.6
Deposits in banks or trust companies	0.3	0.5
Total	19.2	25.1
Deposits[1]	1.2	1.2
Excess liquidity	$18.0	$23.9

1	Amount does not reflect the effect of derivative master netting arrangements with counterparties.
Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. The following table shows our compliance with this requirement at December 31, 2010 and 2009 (dollars in billions):

	2010	2009
Total qualifying assets	$55.5	$64.6
Less: pledged assets	0.1	0.1
Total qualifying assets free of lien or pledge	55.4	64.5
Consolidated obligations outstanding	51.0	59.9
Excess liquidity	$4.4	$4.6
We were in compliance with all three of our liquidity requirements at December 31, 2010 and 2009.

In addition to the liquidity requirements discussed above, the Finance Agency has provided the Bank with guidance to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets for the issuance of debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets for the issuance of debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At December 31, 2010 and 2009, we were in compliance with this liquidity guidance.
Capital
CAPITAL REQUIREMENTS

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock and retained earnings, can satisfy this risk based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total capital divided by total assets. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock, including mandatorily redeemable capital stock, plus retained earnings.

If our capital falls below the required levels, the Finance Agency has authority to take actions necessary to return us to safe and sound business operations within the regulatory minimum ratios. We received a letter from the Finance Agency dated February 15, 2011 stating we were adequately capitalized at December 31, 2010. Refer to "Item 8. Financial Statements and Supplementary Data — Note 17 — Capital" for details on our compliance with these regulatory capital requirements.
CAPITAL STOCK
We issue a single class of capital stock (Class B capital stock). Our Class B capital stock has a par value of $100 per share, and all shares are purchased, repurchased, redeemed, or transferred at par value. We have two subclasses of Class B capital stock: membership capital stock and activity-based capital stock.

Our members are required to maintain a certain minimum capital stock investment. Each member must maintain membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st subject to a cap of $10.0 million and a floor of $10,000. Each member must also maintain activity-based capital stock in an amount equal to 4.45 percent of its total advances and mortgage loans outstanding.

The minimum investment requirements are designed so that we remain adequately capitalized as member activity changes. To ensure we remain adequately capitalized within ranges established in our Capital Plan, these minimum investment requirements may be adjusted upward or downward by our Board of Directors.
Capital stock owned by members in excess of their minimum investment requirements is known as excess capital stock. Our excess capital stock, including amounts classified as mandatorily redeemable capital stock, was $57.7 million and $61.8 million at December 31, 2010 and 2009.
Under our Capital Plan, we may repurchase excess membership capital stock at our discretion and upon 15 days’ written notice. If a member’s membership capital stock balance exceeds the $10.0 million cap as a result of a merger or consolidation, we may repurchase the amount of excess capital stock necessary to make the member’s membership capital stock balance equal to the $10.0 million cap. We may also repurchase excess activity-based capital stock that exceeds an operational threshold on a scheduled monthly basis, subject to certain limitations set forth in our Capital Plan. The current operational threshold is $50,000 and may be changed by our Board of Directors within a range specified in our Capital Plan with at least 15 days’ written notice. We may also change the scheduled date for repurchasing excess activity-based capital stock with at least 15 days’ written notice. During 2010, we were in compliance with all capital requirements and, as a result, repurchased all excess activity-based capital stock on a scheduled monthly basis. In addition, we repurchased all excess membership capital stock in April 2010 as part of the annual membership stock recalculation process.

Because membership is voluntary, a member can provide a notice of withdrawal from membership at any time. If a member provides a notice of withdrawal from membership, we will not repurchase or redeem any membership stock until five years from the date of receipt of a notice of withdrawal. If a member that withdraws from membership owns any activity-based capital stock, we will redeem the required activity-based capital stock consistent with the level of activity outstanding.
A member may cancel any pending notice of redemption before the completion of the five-year redemption period by providing a written notice of cancellation. We charge a cancellation fee, which is currently set at a range of one to five percent of the par value of the shares of capital stock subject to redemption. Our Board of Directors retains the right to change the cancellation fee at any time. We will provide at least 15 days' written notice to each member of any adjustment or amendment to our cancellation fee.
We cannot repurchase or redeem any membership or activity-based capital stock if the repurchase or redemption would cause a member to be out of compliance with its minimum required investment. In addition, there are statutory and regulatory restrictions on our obligation or right to redeem outstanding capital stock.
First, in no case may we redeem any capital stock if, following such redemption, we would fail to satisfy our minimum regulatory capital requirements. By law, all member holdings of our capital stock immediately become nonredeemable if we become undercapitalized.
Second, in no case may we redeem any capital stock without the prior approval of the Finance Agency if either our Board of Directors or the Finance Agency determines that we incurred or are likely to incur losses resulting in or likely to result in a charge against capital.
Third, we cannot redeem shares of capital stock from any member if the principal or interest on any consolidated obligation of the FHLBank System is not paid in full when due, or under certain circumstances if (i) we project, at any time, that we will fail to comply with statutory or regulatory liquidity requirements, or will be unable to timely and fully meet all of our current obligations, (ii) we actually fail to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of our current obligations, or enter or negotiate to enter into an agreement with one or more other FHLBanks to obtain financial assistance to meet our current obligations, or (iii) the Finance Agency determines that we will cease to be in compliance with statutory or regulatory liquidity requirements, or will lack the capacity to timely or fully meet all of our current obligations.
If we are liquidated, after payment in full to our creditors, our stockholders will be entitled to receive the par value of their capital stock as well as any retained earnings, paid-in surplus, undivided profits, and equity reserves, if any, in an amount proportional to the stockholder's share of the total shares of capital stock. In the event of a merger or consolidation, our Board of Directors shall determine the rights and preferences of our stockholders, subject to any terms and conditions imposed by the Finance Agency.
The following table summarizes our regulatory capital at December 31, 2010 and 2009 (dollars in millions):

	2010	2009
Commercial Banks	$1,050	$1,243
Thrifts	128	141
Credit Unions	96	95
Insurance Companies	909	982
Total GAAP capital stock	2,183	2,461
Mandatorily redeemable capital stock	7	8
Total regulatory capital stock[1]	2,190	2,469
Retained earnings	556	484
Total regulatory capital	$2,746	$2,953

1
Approximately 75 and 79 percent of our total regulatory capital stock outstanding at December 31, 2010 and 2009 was activity-based capital stock that fluctuates with the outstanding balances of advances made to members and mortgage loans purchased from members.

The decrease in regulatory capital at December 31, 2010 when compared to December 31, 2009 was primarily due to the repurchase of activity-based capital stock resulting from lower outstanding advance and mortgage loan balances, partially offset by increased retained earnings.

Mandatorily Redeemable Capital Stock
We reclassify capital stock subject to redemption from equity to a liability when a member engages in any of the following activities:

•	submits a written notice to redeem all or part of its capital stock;

•	submits a written notice of its intent to withdraw from membership, which automatically commences a five-year redemption period; or

•	terminates its membership voluntarily as a result of a merger or consolidation into a nonmember or into a member of another FHLBank, or involuntarily as a result of action by our Board of Directors.
When any of the above events occur, we will reclassify capital stock from equity to a liability at fair value. The fair value of capital stock subject to mandatory redemption is generally reported at par value as capital stock can only be acquired and redeemed at par value. Fair value also includes estimated dividends earned at the time of the reclassification from equity to a liability, until such amount is paid. Dividends related to capital stock reclassified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statement of Income. The repayment of mandatorily redeemable capital stock is reflected as a cash outflow in the financing activities section of the Statement of Cash Flows.
If a member cancels its written notice of redemption or notice of withdrawal, we will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense in the Statement of Income.
For GAAP purposes, mandatorily redeemable capital stock is not included as a component of capital. For determining compliance with our regulatory capital requirements, the Finance Agency requires that such outstanding capital stock be considered capital.
At December 31, 2010 and 2009, we had $6.8 million and $8.3 million of mandatorily redeemable capital stock. For additional information, refer to "Item 8. Financial Statements and Supplementary Data — Note 17 — Capital."

DIVIDENDS
Our Board of Directors may declare and pay dividends in either cash or capital stock or a combination thereof; however, historically, we have only paid cash dividends. Under Finance Agency regulations, we are prohibited from paying a dividend in the form of additional shares of capital stock if, after the issuance, the outstanding excess capital stock would be greater than one percent of our total assets. By regulation, we may pay dividends from current earnings or retained earnings, but we may not declare a dividend based on projected or anticipated earnings. Our Board of Directors may not declare or pay dividends if it would result in our non-compliance with regulatory capital requirements. Per regulation, we may not declare or pay a dividend if the par value of our capital stock is impaired or is projected to become impaired after paying such dividend.
Our dividend philosophy is to pay out a sustainable dividend equal to or above the average three-month LIBOR rate for the covered period. While three-month LIBOR is our dividend benchmark, the actual dividend payout is impacted by our Board of Director policies, regulatory requirements, financial projections, and actual performance. Therefore, the actual dividend rate may be higher or lower than average three-month LIBOR.
Our ERMP requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we, as determined by our Board of Directors, will establish an action plan, which may include a dividend cap at less than the current earned dividend, to enable us to return to our targeted level of retained earnings within twelve months. At December 31, 2010, our actual retained earnings were above the minimum level, and therefore no action plan was necessary. Further discussion on our risk management metrics are discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Risk Management.”
During 2010, we paid cash dividends of $61.1 million compared to $43.9 million in 2009. Dividends declared and paid during 2010 were at an annual rate of 2.50 percent compared to average three-month LIBOR for the year of 0.34 percent. Dividends declared and paid during 2009 were at an annual rate of 1.75 percent compared to average three-month LIBOR for the year of 0.69 percent.

JOINT CAPITAL ENHANCEMENT AGREEMENT

Effective February 28, 2011, the Bank entered into a JCE Agreement with the other 11 FHLBanks. The JCE Agreement provides that upon satisfaction of the FHLBanks' obligations to REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a RRE Account. For more information relating to the JCE Agreement see "Item 1. Business — Capital and Dividends — Joint Capital Enhancement Agreement."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect our reported results and disclosures. Several of our accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others to our financial results. Given the assumptions and judgment used, we have identified the following accounting policies as critical to understanding our financial condition and results of operations:

•	fair value measurements;

•	derivatives and hedging activities;

•	allowance for credit losses; and

•	other-than-temporary impairment.

We evaluate our critical accounting policies and estimates on an ongoing basis. While management believes our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and differences could be material to the financial statements.

Fair Value Measurements

We record trading securities, available-for-sale securities, derivative assets and liabilities, certain REO, and certain bonds for which the fair value option has been elected at fair value in the Statement of Condition. Beginning in January 2011, we also elected the fair value option on certain discount notes. Fair value is a market-based measurement and is defined as the price received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant holding the asset or owing the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, we are required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom we would transact in that market.

Fair values play an important role in our valuation of certain assets, liabilities, and hedging transactions. Fair value is first determined based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair values are determined based on valuation models that use either:

•	discounted cash flows, using market estimates of interest rates and volatility;

•	dealer prices; or

•	prices of similar instruments.

Pricing models and their underlying assumptions are based on our best estimates with respect to:

•	discount rates;

•	prepayments;

•	market volatility; and

•	other factors.

These assumptions may have a significant effect on the reported fair values of our assets and liabilities, including the related income and expense. The use of different assumptions, as well as changes in market conditions, may result in materially different fair values.

We categorize our financial instruments carried at fair value into a three-level classification. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. At December 31, 2010 and 2009, we did not carry any financial assets or liabilities, measured on a recurring basis, at fair value in the Statement of Condition based on unobservable inputs.

For further discussion regarding how we measure financial assets and liabilities at fair value, see “Item 8. Financial Statements and Supplementary Data — Note 19 — Fair Value.”

Derivatives and Hedging Activities

All derivatives are recognized in the Statement of Condition at their fair values and are reported as either “Derivative assets” or “Derivative liabilities” net of cash collateral and accrued interest from counterparties.
Each derivative is designated as one of the following:

•	a qualifying hedge of the change in fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); or

•	a non-qualifying hedge for asset-liability management purposes (an economic hedge).
Qualifying Hedges
If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. Two approaches to hedge accounting include:

•
Long-haul hedge accounting. The application of long-haul hedge accounting generally requires us to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of hedged items due to benchmark interest rate changes and whether those derivatives may be expected to remain effective in future periods; and

•
Short-cut hedge accounting. Transactions that meet certain criteria qualify for short-cut hedge accounting in which an assumption can be made that the change in fair value of a hedged item due to changes in the benchmark interest rate exactly offsets the change in fair value of the related derivative.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged item are recorded in other (loss) income as “Net (loss) gain on derivatives and hedging activities.” The amount by which the change in fair value of the derivative differs from the change in fair value of the hedged item is known as hedge ineffectiveness.
Non-Qualifying Hedges
An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under our risk management program. We recognize the net interest and the change in fair value of these derivatives in other (loss) income as “Net (loss) gain on derivatives and hedging activities” with no offsetting fair value adjustments from a hedged item.
Accrued Interest Receivables and Payables
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges are recognized as adjustments to the interest income or interest expense of the designated hedged item. The differentials between accruals of interest receivables and payables on derivatives designated as economic hedges are recognized in other (loss) income as “Net (loss) gain on derivatives and hedging activities.”

Discontinuance of Hedge Accounting
We discontinue hedge accounting prospectively when either (i) we determine that the derivative is no longer effective in offsetting changes in the fair value of a hedged item due to changes in the benchmark interest rate, (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised, (iii) a hedged firm commitment no longer meets the definition of a firm commitment; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate.
When hedge accounting is discontinued, we either terminate the derivative or continue to carry the derivative on the Statement of Condition at its fair value. For any remaining hedged item, we cease to adjust the hedged item for changes in fair value and amortize the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using a level-yield methodology.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we continue to carry the derivative on the Statement of Condition at its fair value, removing from the Statement of Condition any hedged item that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Embedded Derivatives

We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as an economic derivative instrument. However, if we elect to carry the entire contract (the host contract and the embedded derivative) at fair value on the Statement of Condition, changes in fair value of the entire contract will be reported in current period earnings.

Allowance for Credit Losses

CREDIT PRODUCTS

We are required by Finance Agency regulation to obtain sufficient collateral to fully secure our advances, letters of credit, and other extensions of credit to borrowers, collectively referred to as "credit products". Eligible collateral includes (i) whole first mortgages on improved residential property or securities representing a whole interest in such mortgages, (ii) securities issued, insured, or guaranteed by the U.S. Government or any of the government-sponsored housing enterprises, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, (iii) cash deposited with us, (iv) Federal Family Education Loan Program guaranteed student loans, and (v) other real estate-related collateral acceptable to us provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each borrower's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analyses, and the repayment history on our credit products, management did not anticipate any credit losses on our credit products as of December 31, 2010 and 2009. Accordingly, we have not recorded any allowance for credit losses.

GOVERNMENT-INSURED MORTGAGE LOANS

We invest in government-insured fixed rate mortgage loans secured by one-to-four family residential properties. Government-insured mortgage loans are insured by the FHA, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. Any losses from such mortgage loans are expected to be recovered from those entities or absorbed by the servicers. Therefore, we have not recorded any allowance for credit losses on our government-insured mortgage loans.

CONVENTIONAL MORTGAGE LOANS

We collectively evaluate our conventional mortgage loan portfolio and estimate an allowance for credit losses based upon both quantitative and qualitative factors that may vary based upon the MPF product. Quantitative factors include, but are not limited to, a rolling twelve-month average of (i) loan delinquencies, (ii) loans migrating to REO, and (iii) actual historical loss severities, as well as credit enhancement fees available to recapture estimated losses assuming a declining portfolio balance adjusted for prepayments. Qualitative factors include, but are not limited to, changes in national and local economic trends.

We also assess a factor for the margin for imprecision in the estimation of loan losses on our conventional mortgage loans. The margin for imprecision is a factor in the allowance for credit losses that recognizes the imprecise nature of the measurement process and represents a subjective management judgment based on both facts and circumstances that exist as of the balance sheet date. Although the margin for imprecision is not allocated to any specific economic or credit event, it is intended to cover other inherent losses that may not be captured in the methodology described above. The actual loss that may occur on homogeneous pools of mortgage loans may be more or less than the estimated loss.

TERM FEDERAL FUNDS SOLD

We invest in term Federal funds sold with highly rated counterparties. These investments are generally short-term (less than three months to maturity) and their carrying value approximates fair value. We would evaluate these investments for purposes of an allowance for credit losses if the investments were not paid when due. At December 31, 2010 and 2009, all investments in term Federal funds sold were current and subsequently repaid according to the contractual terms.

For additional discussion on our allowance methodologies for credit products, government-insured mortgage loans, conventional mortgage loans, and term Federal funds sold, refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses.”

Other-Than-Temporary Impairment

We evaluate our individual available-for-sale and held-to-maturity securities in an unrealized loss position for OTTI on at least a quarterly basis. A security is considered impaired when its fair value is less than its amortized cost basis. We consider an OTTI to have occurred under any of the following circumstances:

•	we have an intent to sell the impaired debt security;

•	if, based on available evidence, we believe it is more likely than not that we will be required to sell the impaired debt security before the recovery of its amortized cost basis; or

•	we do not expect to recover the entire amortized cost basis of the impaired debt security.
If either of the first two conditions above is met, we recognize an OTTI charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the reporting date. If neither of the first two conditions above is met, we perform an analysis to determine if we will recover the entire amortized cost basis of the debt security which includes a cash flow test for private-label MBS. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss is recognized in earnings, while the amount related to all other factors is recognized in accumulated other comprehensive income (loss). The total OTTI is presented in the Statement of Income with an offset for the amount of the total OTTI that is recognized in accumulated other comprehensive income (loss). To date, we have never experienced an OTTI loss.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The legislative and regulatory environment for the Bank has been one of change during 2010, the most notable of which was the enactment of the Dodd-Frank Act on July 21, 2010. Further, the issuance of several proposed and final regulations from the Finance Agency as well as from other financial regulators, such as the FDIC, added to the climate of rapid regulatory change. The Bank expects 2011 to involve additional legislative and regulatory changes as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Act and proposals for GSE housing reform are introduced.

Dodd-Frank Act

The Dodd-Frank Act, among other things: (i) creates an interagency oversight council (the Oversight Council) charged with identifying and regulating systemically important financial institutions; (ii) regulates the over-the-counter derivatives market; (iii) imposes new executive compensation proxy and disclosure requirements; (iv) establishes new requirements for MBS, including a risk-retention requirement; (v) reforms the credit rating agencies; (vi) makes a number of changes to the federal deposit insurance system; and (vii) creates a consumer financial protection bureau. Although the FHLBanks were exempted from several notable provisions of the Dodd-Frank Act, the FHLBanks' business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their housing-finance mission are likely to be impacted by the Dodd-Frank Act. Certain regulatory actions resulting from the Dodd-Frank Act that may have an important impact on us are summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies, and reports are issued and finalized.

NEW REQUIRMENTS FOR DERIVATIVES TRANSACTIONS

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those we utilize to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Such cleared trades are expected to be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly and less attractive as risk management tools for us.
The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades are expected to be subject to new regulatory requirements, including new mandatory reporting requirements and, potentially, new minimum margin and capital requirements imposed by bank and other federal regulators. Any such margin and capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions that we may enter into making uncleared trades more costly and less attractive as risk management tools for us.
The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as swap dealers or major swap participants with the U.S. Commodity Futures Trading Commission (CFTC) and/or the SEC. Based on the definition in the proposed rules jointly issued by the CFTC and SEC, it seems unlikely that we will be required to register as a major swap participant, although this remains a possibility. It also seems unlikely that we will be required to register as a swap dealer for the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest rate risk, which constitute the great majority of our derivative transactions. However, based on the proposed rules, it is possible that we could be required to register with the CFTC as swap dealers based on “swaps” that we enter into with our members. The scope of the term “swap” in the Dodd-Frank Act has not yet been addressed in proposed regulations.
The Bank, together with the other FHLBanks, is actively participating in the development of the regulations under the Dodd-Frank Act by commenting to the regulators regarding the rulemakings that could impact the FHLBanks. It is not expected that final rules implementing the Dodd-Frank Act will become effective until the latter half of 2011 and delays beyond that time are possible.

Regulation of Certain Nonbank Financial Companies

FEDERAL RESERVE BOARD PROPOSED RULE ON REGULATORY OVERSIGHT OF NONBANK FINANCIAL COMPANIES

On February 11, 2011, the Federal Reserve Board issued a proposed rule with a comment deadline of March 30, 2011, which would define certain key terms to determine which nonbank financial companies will be subject to the Federal Reserve Board's regulatory oversight. The proposed rule provides that a company is “predominantly engaged in financial activities” if:

•	the annual gross financial revenue of the company represents 85 percent or more of the company's gross revenue in either of its two most recent completed fiscal years; or

•	the company's total financial assets represent 85 percent or more of the company's total assets as of the end of either of its two most recently completed fiscal years.

The FHLBanks would be predominantly engaged in financial activities under either prong of the proposed test and therefore would be deemed a nonbank financial company. The proposed rule also defines “significant nonbank financial company” to mean a nonbank financial company that had $50 billion or more in total assets as of the end of its most recently completed fiscal year. We had $55.6 billion in total assets at December 31, 2010.

If we are determined to be a nonbank financial company subject to the Federal Reserve Board's regulatory oversight, then our operations and business may be adversely impacted by such oversight.

OVERSIGHT COUNCIL NOTICE OF PROPOSED RULEMAKING ON AUTHORITY TO SUPERVISE AND REGULATE CERTAIN NONBANK FINANCIAL COMPANIES

On January 26, 2011, the Oversight Council issued a proposed rule that would implement the Oversight Council's authority to subject nonbank financial companies to the supervision of the Federal Reserve Board and certain prudential standards. The proposed rule defines “nonbank financial company” broadly enough to likely cover the FHLBanks. Also, under the proposed rule, the Oversight Council will consider certain factors in determining whether to subject a nonbank financial company to supervision and prudential standards. Some factors identified include: i) the availability of substitutes for the financial services and products the entity provides as well as the entity's size; ii) interconnectedness with other financial firms leverage, liquidity risk, and maturity mismatch, and iii) existing regulatory scrutiny. If we are determined to be a nonbank financial company subject to the Oversight Council's regulatory requirements, then our operations and business are likely to be affected. Comments on this proposed rule were due by February 25, 2011.

OVERSIGHT COUNCIL RECOMMENDATIONS ON IMPLEMENTING THE VOLCKER RULE

In January 2011, the Oversight Council issued recommendations for implementing certain prohibitions on proprietary trading; these prohibitions are commonly referred to as the Volcker Rule. Institutions subject to the Volcker Rule may be subject to various limits with regard to their proprietary trading and various regulatory requirements to ensure compliance with the Volcker Rule. If the FHLBanks are subject to the Volcker Rule, then each FHLBank may be subject to additional limitations on the composition of our investment portfolio beyond Finance Agency regulations. These limitations may potentially result in less profitable investment alternatives. Further, complying with related regulatory requirements would likely increase our regulatory burden and incremental costs. The FHLBank System's consolidated obligations generally are exempt from the operation of this rule, subject to certain limitations, including the absence of conflicts of interest and certain financial risks.

FDIC Regulatory Actions

FDIC FINAL RULE ON ASSESSMENT SYSTEM

On February 25, 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC-insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Once this rule takes effect on April 1, 2011, FHLBank advances will be included in their members' assessment base. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including FHLBank advances, in excess of 25 percent of an institution's domestic deposits as these are now part of the assessment base. This rule may negatively affect demand for our advances to the extent these assessments increase the cost of advances for some members.

FDIC FINAL RULE ON UNLIMITED DEPOSIT INSURANCE FOR NON-INTEREST BEARING TRANSACTION ACCOUNTS

On November 15, 2010, the FDIC issued a final rule providing for unlimited deposit insurance for non-interest-bearing transaction accounts from December 31, 2010 through January 1, 2013. Deposits are a source of liquidity for our members, and a rise in deposits, which may occur as a result of the FDIC's unlimited support of non-interest-bearing transaction accounts, may weaken member demand for our advances.

FDIC INTERIM FINAL RULE ON DODD-FRANK ORDERLY LIQUIDATION RESOLUTION AUTHORITY

On January 25, 2011, the FDIC issued an interim final rule with a comment deadline of March 28, 2011, on how the FDIC would treat certain creditor claims under the new orderly liquidation authority established by the Dodd-Frank Act. The Dodd-Frank Act provides for the appointment of the FDIC as receiver for a financial company (not including FDIC-insured depository institutions) in instances where the failure of the company and its liquidation under other insolvency procedures (such as bankruptcy) would pose a significant risk to the financial stability of the U.S. The interim final rule provides, among other things:

•	a valuation standard for collateral on secured claims;

•	that all unsecured creditors must expect to absorb losses in any liquidation and that secured creditors will only be protected to the extent of the fair value of their collateral;

•	a clarification of the treatment for contingent claims; and

•	that secured obligations collateralized with U.S. government obligations will be valued at fair market value.

GSE Housing Reform

On February 11, 2011, the U.S. Departments of the Treasury and the Housing and Urban Development issued a joint report to Congress on Reforming America's Housing Finance Market. The report's primary focus is on providing options for the long-term structure of housing finance involving Fannie Mae and Freddie Mac. In addition, the Obama Administration noted it would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac, and the FHLBanks operate so that overall government support of the mortgage market will be substantially reduced over time.

Although the FHLBanks are not the primary focus of this report, they are recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace. The report sets forth the following possible reforms for the FHLBank System, which would:

•	focus the FHLBanks on small- and medium-sized financial institutions;

•	restrict membership by allowing each institution eligible for membership to be an active member in only a single FHLBank;

•	limit the level of outstanding advances to individual members; and

•	reduce FHLBank investment portfolios and their composition, focusing FHLBanks on providing liquidity for insured depository institutions.

If housing GSE reform legislation is enacted incorporating these requirements, the FHLBanks could be significantly limited in their ability to make advances to their members and subject to additional limitations on their investment authority.

The report also supports exploring additional means to provide funding to housing lenders, including potentially the development of a covered bond market. A developed covered bond market could compete with our advances.

Additionally, the report sets forth various reforms for Fannie Mae and Freddie Mac, each of which would ultimately wind down those entities. The FHLBanks have traditionally allocated a significant portion of their investment portfolio to investments in Fannie Mae and Freddie Mac debt securities. Accordingly, FHLBank investment strategies would likely be affected by winding down those entities. To the extent that Fannie Mae and Freddie Mac wind down or limit the amount of mortgages they purchase, FHLBank members may determine to increase their mortgage loans held in portfolio which could potentially increase demand for FHLBank advances. The potential effect of GSE reform on the government agency debt market is unknown at this time. In any case, the effect of housing GSE reform on us will depend on the content of legislation that is enacted to implement housing GSE reform.

Finance Agency Regulatory Actions

FINANCE AGENCY FINAL RULE ON TEMPORARY INCREASES IN MINIMUM CAPITAL LEVELS

On March 3, 2011, the Finance Agency issued a final rule effective April 4, 2011, authorizing the Director of the Finance Agency to increase the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank’s risks. The rule provides the factors that the Director may consider in making this determination including such FHLBank’s:

•	current or anticipated declines in the value of assets held by it;

•	its ability to access liquidity and funding;

•	credit, market, operational, and other risks;

•	current or projected declines in its capital;

•	such FHLBank's material compliance with regulations, written orders, or agreements;

•	housing finance market conditions;

•	levels of retained earnings;

•	initiatives, operations, products, or practices that entail heightened risk;

•	the ratio of market value of equity to the part value of capital stock; and/or

•	other conditions as notified by the Director.

The rule provides that the Director shall consider the need to maintain, modify, or rescind any such increase no less than every twelve months. Should the Bank be required to increase its minimum capital level, the Bank may need to require additional capital stock purchases from its members and/or lower or suspend dividend payments to increase retained earnings to satisfy such increase. Alternatively, the Bank could try to satisfy the increased requirement by disposing of assets to lower the size of its balance sheet relative to its total outstanding capital stock, which disposal may adversely impact the Bank’s results of operations and ability to satisfy its mission.

FINANCE AGENCY FINAL RULE ON THE OFFICE OF MINORITY AND WOMEN INCLUSION

On December 28, 2010, the Finance Agency issued a final rule requiring each of the FHLBanks and Office of Finance to promote diversity and the inclusion of women, minorities, and individuals with disabilities in all activities. The rule requires each FHLBank to either establish an Office of Minority and Women Inclusion or designate an office to be responsible for carrying out this rule's requirements at every level of the organization including management, employment, and contracting. Additionally, the rule requires each of the FHLBanks and Office of Finance to make certain periodic reports on their compliance with the rule to the Director of the Finance Agency. We expect that complying with the rule will increase our regulatory burden with attendant incremental costs but cannot establish any meaningful projections yet regarding such costs as we continue to develop strategies to comply with the rule.

FINANCE AGENCY FINAL RULE ON THE USE OF COMMUNITY DEVELOPMENT LOANS BY CFIS TO SECURE ADVANCES AND SECURED LENDING TO FHLBANK MEMBERS AND THEIR AFFILIATES

On December 9, 2010, the Finance Agency issued a final rule that, among other things:

i.	provides us with regulatory authority to receive community development loans as collateral for advances from CFIs that are members, subject to other regulatory requirements; and

ii.
codifies the Finance Agency's position that secured lending to a member by an FHLBank in any form is an “advance” and therefore subject to all requirements applicable to an advance, including stock investment requirements.

However, the final rule clarified that it was not intended to prohibit an FHLBank's derivatives activities with members or other obligations that may create a credit exposure to an FHLBank but that do not arise from that FHLBank's lending of cash funds, and does not include a prohibition on secured transactions with members' affiliates, as was initially proposed. This latter prohibition would have precluded us from entering into many of the repurchase transactions that we currently enter into for liquidity and investment purposes.

FINANCE AGENCY FINAL RULE ON RESTRUCTURING THE OFFICE OF FINANCE

On May 3, 2010, the Finance Agency issued a final regulation restructuring the Office of Finance's board of directors which became effective on June 2, 2010. Among other things, the regulation:

i.	increased the size of the board such that it is now comprised of the twelve FHLBank presidents and five independent directors;

ii.	created an audit committee;

iii.	provided for the creation of other committees;

iv.	set a method for electing independent directors along with setting qualifications for these directors; and

v.	provided that the method of funding the Office of Finance and allocating its expenses among the FHLBanks shall be as determined by policies adopted by the board of directors.

The audit committee may only be comprised of the five independent directors and has been charged with the oversight of the form and content of the information that the FHLBanks provide to the Office of Finance for use in the combined financial reports. Additionally, the audit committee has responsibility to ensure that the FHLBanks adopt consistent accounting policies and procedures to the extent necessary for information submitted by the FHLBanks to the Office of Finance to be combined to create accurate and meaningful combined financial reports.

FINANCE AGENCY FINAL RULE ON FHLBANK DIRECTORS' ELIGIBILITY, ELECTIONS, COMPENSATION, AND EXPENSES

On April 5, 2010, the Finance Agency issued a final rule on FHLBank director elections, compensation, and expenses. The final regulation changes the process by which FHLBank directors are chosen after a directorship is re-designated to a new state prior to the end of the term as a result of the annual designation of FHLBank directorships. Specifically, the re-designation causes the original directorship to terminate at the end of the calendar year and creates a new directorship that will be filled by an election of the members. The final rule, among other things, (i) allows FHLBanks to pay directors reasonable compensation and reimburse necessary expenses; (ii) requires each FHLBank to adopt a written compensation policy relating to such compensation and reimbursement of expenses; (iii) prescribes certain related reporting requirements; and (iv) prohibits payments to FHLBank directors who regularly fail to attend board or committee meetings. This rule became effective on May 5, 2010.

FINANCE AGENCY FINAL RULE ON REPORTING FRAUDULENT FINANCIAL INSTRUMENTS AND LOANS

On January 27, 2010, the Finance Agency issued a final regulation, which became effective on February 26, 2010, requiring the FHLBanks to report to the Finance Agency any such entity's purchase or sale of fraudulent financial instruments or loans, or financial instruments or loans such entity suspects are possibly fraudulent. The regulation imposes requirements on the timeframe, format, document retention, and nondisclosure obligations for reporting fraud or possible fraud to the Finance Agency. We are also required to establish and maintain adequate internal controls, policies, procedures, and an operational training program to discover and report fraud or possible fraud. The adopting release provides that the regulation will apply to all of our programs and products. Given such a scope, it potentially creates significant investigatory and reporting obligations for us. The adopting release for the regulation provides that the Finance Agency will issue certain guidance specifying the investigatory and reporting obligations under the regulation. However, such guidance has not yet been issued. We will be in a position to assess the significance of the reporting obligations once the Finance Agency has issued the guidance.

FINANCE AGENCY PROPOSED RULE ON PRIVATE TRANSFER FEE COVENANTS

On February 8, 2011, the Finance Agency issued a proposed rule with a comment deadline of April 11, 2011, which would restrict us from acquiring, or taking security interests in, mortgage loans and securities with underlying mortgage loans encumbered by private transfer fee covenants, except for certain transfer covenants, including covenants that pay a private transfer fee to a homeowner association, condominium, cooperative, or certain other tax-exempt organizations that use the private transfer fees for the direct benefit of the property. The foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, to such securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. We would be required to comply with the regulation within 120 days of the publication of the final rule.

FINANCE AGENCY ADVANCED NOTICE OF PROPOSED RULE ON THE USE OF NRSRO CREDIT RATINGS

On January 31, 2011, the Finance Agency issued an advanced notice of proposed rule with a comment deadline of March 17, 2011, which would implement a provision in the Dodd-Frank Act that requires all federal agencies to remove regulations that require the use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific Finance Agency regulations applicable to FHLBanks including risk-based capital requirements, prudential requirements, investments, and consolidated obligations.

ADVANCE NOTICE OF PROPOSED RULEMAKING REGARDING FHLBANK MEMBERS

On December 27, 2010, the Finance Agency issued an advance notice of proposed rulemaking with a comment deadline of March 28, 2011, to address its regulations on FHLBank membership to ensure such regulations are consistent with maintaining a nexus between FHLBank membership and the housing and community development mission of the FHLBanks. The notice provides certain alternatives designed to strengthen that nexus including, among other things:

•	requiring compliance with membership standards on a continuous basis rather than only at the time of admission to membership; and

•	creating additional quantifiable standards for membership.

Our results of operations may be adversely impacted should the Finance Agency ultimately issue a regulation that excludes prospective institutions from becoming our members or precludes existing members from continuing as our members due to the reduced business opportunities that would result.

FINANCE AGENCY PROPOSED RULE ON VOLUNTARY FHLBANK MERGERS

On November 26, 2010, the Finance Agency issued a proposed rule with a comment deadline of January 25, 2011, which would establish the conditions and procedures for the consideration and approval of voluntary mergers between FHLBanks. Based on the proposed rule, two or more FHLBanks may merge provided:

•	the FHLBanks have agreed upon the terms of the proposed merger and the board of directors of each such FHLBank has authorized the execution of the merger agreement;

•	the FHLBanks have jointly filed a merger application with the Finance Agency to obtain the approval of the Director;

•	the Director has granted preliminary approval of the merger;

•	the members of each such FHLBank ratify the merger agreement; and

•	the Director has granted final approval of the merger agreement.

FINANCE AGENCY PROPOSED RULE ON FHLBANK LIABILITIES

On November 8, 2010, the Finance Agency issued a proposed rule with a comment deadline of January 7, 2011, that would, among other things:

•
reorganize and re-adopt Finance Agency regulations dealing with consolidated obligations, as well as related regulations addressing other authorized FHLBank liabilities and book entry procedures for consolidated obligations;

•	implement recent statutory amendments that removed authority from the Finance Agency to issue consolidated obligations;

•
specify that the FHLBanks issue consolidated obligations that are the joint and several obligations of the FHLBanks as provided for in the statute rather than as joint and several obligations of the FHLBanks as provided for in the current regulation; and

•	provide that consolidated obligations are issued under Section 11(c) of the FHLBank Act rather than under Section 11(a) of the FHLBank Act.

The adoption of the proposed rule would not have any adverse impact on the FHLBanks' joint and several liability for the principal and interest payments on consolidated obligations.

FINANCE AGENCY PROPOSED RULE ON RULES OF PRACTICE AND PROCEDURE FOR ENFORCEMENT PROCEEDINGS

On August 12, 2010, the Finance Agency issued a proposed rule with a comment deadline of October 12, 2010, that would amend existing regulations implementing stronger Finance Agency enforcement powers and procedures if adopted as proposed.

FINANCE AGENCY PROPOSED RULE ON CONSERVATORSHIP AND RECEIVERSHIP

On July 9, 2010, the Finance Agency issued a proposed rule with a comment deadline of September 7, 2010, that would set forth the basic authorities of the Finance Agency when acting as conservator or receiver for any of the entities it regulates, including the FHLBanks. The basic authorities set forth in the proposed rule include the authority to enforce and repudiate contracts, establish procedures for conservators and receivers and priorities of claims for contract parties and other claimants, and address whether and to what extent claims by current and former holders of equity interests in the regulated entities will be paid.

FINANCE AGENCY PROPOSED RULE ON FHLBANK INVESTMENTS

On May 4, 2010, the Finance Agency issued a proposed regulation with a comment deadline of July 6, 2010, that, among other things, requests comment on whether additional limitations on an FHLBank's MBS investments, including its private-label MBS investments, should be adopted as part of a final regulation and whether, for private-label MBS investments, such limitations should be based on an FHLBank's level of retained earnings.

Additional Developments

FINAL SEC RULE ON MONEY MARKET REFORM

On March 4, 2010, the SEC issued a final rule, amending the rules governing money market funds under the Investment Company Act. These amendments have resulted in certain tightened liquidity requirements on, such as: (i) maintaining certain financial instruments for short-term liquidity; (ii) reducing the maximum weighted-average maturity of portfolio holdings; and (iii) improving the quality of portfolio holdings. The final rule includes overnight FHLBank discount notes in the definition of “daily liquid assets” and “weekly liquid assets” and will encompass FHLBank discount notes with remaining maturities of up to 60 days in the definition of “weekly liquid assets.” The final rule's requirements became effective on May 5, 2010.

EXPIRATION OF AUTHORITY TO ISSUE TAX-EXEMPT LETTERS OF CREDIT

Our authority to issue letters of credit to support non-housing-related tax-exempt state and local bond issuances on behalf of members expired on December 31, 2010, in accordance with the Housing Act, although we may renew a letter of credit issued between the date of enactment of the Housing Act and December 31, 2010.

BASEL COMMITTEE ON BANKING SUPERVISION CAPITAL FRAMEWORK

In September 2010, the Basel Committee on Banking Supervision (the Basel Committee) approved a new capital framework for internationally active banks. Banks subject to the new regime will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. While it is uncertain how the new capital regime or other standards being developed by the Basel Committee, such as liquidity standards, will be implemented by the U.S. regulatory authorities, the new regime could require some of our members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. Likewise, any new liquidity requirements may also adversely impact member demand for advances and/or investor demand for our consolidated obligations.
OFF-BALANCE SHEET ARRANGEMENTS
Our significant off-balance sheet arrangements consist of the following:

•	joint and several liability on consolidated obligations issued by the 12 FHLBanks;

•	standby letters of credit; and

•	standby bond purchase agreements.

Our off-balance sheet arrangements are more fully discussed in "Item 8 — Financial Statements and Supplementary Data —Financial Statements — Note 20 — Commitments and Contingencies."
CONTRACTUAL OBLIGATIONS
The following table shows payments due by period under specified contractual obligations at December 31, 2010 (dollars in millions):

	Payments Due by Period
	< 1 Year	1 to 3 Years	>3 to 5 Years	>5 Years	Total
Bonds[1]	$15,114	$14,010	$7,729	$6,756	$43,609
Operating leases	1	2	2	10	15
Mandatorily redeemable capital stock	1	*	6	—	7
Commitments to purchase mortgage loans	96	—	—	—	96
Pension and postretirement contributions[2]	5	1	1	2	9
Total	$15,217	$14,013	$7,738	$6,768	$43,736

1	Excludes contractual interest payments related to bonds. Total is based on contractual maturities; the actual timing of payments could be impacted by factors affecting redemptions.
2	Represents the future funding contribution for our Pentegra Defined Benefit Plan for Financial Institutions and the scheduled benefit payments for our other unfunded benefit plans.
*	Represents an amount less than one million.

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

Our Board of Directors determined that we should operate under a risk management philosophy of maintaining an AAA rating. An AAA rating provides us with ready access to funds in the capital markets. In line with this objective, our ERMP establishes risk measures to monitor our market risk and liquidity risk. Effective March 10, 2011, our Board of Directors approved certain changes to our ERMP. While these changes did not impact the overall goals of managing risks, they did change some of the detailed provisions, processes, and measures utilized to manage risk. The following is a list of our risk measures in place at December 31, 2010 and whether or not they are monitored by a policy limit:

Market Risk:	Market Value of Capital Stock Sensitivity (policy limit)
Estimate of Daily Market Value Sensitivity (policy limit)
Projected 12-month GAAP Income Sensitivity (policy limit)
Economic Value of Capital Stock
Liquidity Risk:	Regulatory Liquidity (policy limit)

Market Value of Capital Stock (MVCS) Sensitivity and Economic Value of Capital Stock (EVCS) are our key market risk measures.

Market Risk

We define market risk as the risk that MVCS or net income will change as a result of changes in market conditions such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk during 2010 and 2009. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and hedges, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements. Our key market risk measures are quantified in the “Market Value of Capital Stock Sensitivity” and “Economic Value of Capital Stock” sections that follow.

VALUATION MODELS
We use sophisticated risk management systems to evaluate our financial position. These systems employ various mathematical models and valuation techniques to measure interest rate risk. For example, we use valuation techniques designed to model explicit and embedded options and other cash flow uncertainties across a number of hypothetical interest rate environments. The techniques used to model options rely on:

•	understanding the contractual and behavioral features of each instrument;

•	using appropriate market data, such as yield curves and implied volatilities; and

•	using appropriate option valuation models and prepayment functions to describe the evolution of interest rates over time and the expected cash flows of financial instruments in response.
The method for calculating fair value is dependent on the instrument type. Option-free instruments, such as plain vanilla interest rate swaps, bonds, and advances require an assessment of the future course of interest rates. Once the course of interest rates has been specified and the expected cash flows determined, the appropriate forward rates are used to discount the future cash flows to a fair value. Options and option-embedded instruments, such as cancelable interest rate swaps, swaptions, caps and floors, callable bonds, and mortgage-related instruments, are typically evaluated using an interest rate tree (lattice) or Monte Carlo simulations that generate a large number of possible interest rate scenarios.

Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. Changes in any models or in any of the assumptions, judgments, or estimates used in the models may cause the results generated by the model to be materially different. Our risk computations require the use of instantaneous shifts in assumptions such as interest rates, spreads, volatilities, and prepayment speeds. These computations may differ from our actual interest rate risk exposure because they do not take into account any portfolio re-balancing and hedging actions that are required to maintain risk exposures within our policies and guidelines. Management has adopted controls, procedures, and policies to monitor and manage assumptions used in these models.

MARKET VALUE OF CAPITAL STOCK SENSITIVITY

We define MVCS as an estimate of the market value of assets minus the market value of liabilities adjusted for the market value of derivatives divided by the total shares of capital stock outstanding. It represents an estimation of the “liquidation value” of one share of our capital stock if all assets and liabilities were liquidated at current market prices. MVCS does not fully represent our long-term value, as it takes into account short-term market price fluctuations. These fluctuations are often unrelated to the long-term value of the cash flows from our assets and liabilities.

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

Effective July 1, 2010, the policy limits for MVCS are 2.2 percent, 5 percent, and 12 percent declines from the base case in the up and down 50, 100, and 200 basis point parallel interest rate shift scenarios and 4.4 percent, 10 percent, and 24 percent declines from the base case in the up and down 50, 100, and 200 basis point non-parallel interest rate shift scenarios. Any breach of policy limits requires an immediate action to bring the exposure back within policy limits, as well as a report to the Board of Directors. Prior to July 1, 2010, there were no policy limits established for the up and down 50 basis point parallel interest rate shift scenarios or the up and down 50, 100, and 200 basis point non-parallel interest rate shift scenarios.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at each quarter-end during 2010 and 2009:

	Market Value of Capital Stock Sensitivity (dollars per share)
	Down 200	Down 100	Down 50[1]	Base Case	Up 50[1]	Up 100	Up 200
2010
December	$89.1	$105.7	$111.2	$111.1	$111.2	$110.2	$107.5
September	$101.4	$101.9	$106.2	$107.9	$107.8	$106.7	$100.9
June	$95.0	$100.8	N/A	$105.9	N/A	$104.7	$99.6
March	$78.7	$100.5	N/A	$102.9	N/A	$99.8	$94.2
2009
December	$85.1	$100.2	N/A	$100.2	N/A	$97.2	$92.0
September	$78.4	$91.7	N/A	$95.5	N/A	$93.5	$89.0
June	$72.1	$86.9	N/A	$91.2	N/A	$90.4	$87.4
March	$42.7	$59.2	N/A	$76.3	N/A	$86.9	$85.7

	Percent Change from Base Case
	Down 200	Down 100	Down 50[1]	Base Case	Up 50[1]	Up 100	Up 200
2010
December	(19.8)%	(4.8)%	0.1%	—%	0.2%	(0.7)%	(3.2)%
September	(6.0)%	(5.6)%	(1.6)%	—%	(0.1)%	(1.2)%	(6.5)%
June	(10.3)%	(4.8)%	N/A	—%	N/A	(1.1)%	(6.0)%
March	(23.5)%	(2.3)%	N/A	—%	N/A	(3.0)%	(8.5)%
2009
December	(15.1)%	—%	N/A	—%	N/A	(0.3)%	(8.2)%
September	(17.9)%	(4.0)%	N/A	—%	N/A	(2.1)%	(6.8)%
June	(20.9)%	(4.7)%	N/A	—%	N/A	(9.0)%	(4.2)%
March	(44.0)%	(22.3)%	N/A	—%	N/A	14.0%	12.3%

1	Policy limits for the up and down 50 basis point parallel interest rate shift scenarios were implemented effective July 1, 2010.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at each quarter-end during 2010 beginning after July 1, 2010:

	Market Value of Capital Stock Sensitivity (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2010
December	$101.1	$105.9	$109.5	$111.1	$111.4	$110.8	$107.4
September	$103.1	$102.8	$104.4	$107.9	$112.4	$116.6	$112.8

	Percent Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2010
December	(8.9)%	(4.7)%	(1.4)%	—%	0.3%	(0.3)%	(3.3)%
September	(4.5)%	(4.7)%	(3.2)%	—%	4.2%	8.0%	4.6%

The increase in base case MVCS at December 31, 2010 compared with December 31, 2009 was primarily attributable to the following:

•
Increased market value on our mortgage assets. During 2010, despite relatively low mortgage rates, prepayment speeds did not increase as expected due to increased difficulty for borrowers to refinance. As a result, the market value of our mortgage assets increased.

•
Increased retained earnings. Retained earnings increased during 2010 due primarily to earnings in excess of dividend payments. As we retain earnings, our equity position increases, thereby increasing MVCS.

During the first quarter of 2008, our Board of Directors suspended all policy limits pertaining to the down 200 basis point parallel interest rate shift scenario due to the low interest rate environment. During the third quarter of 2010, we temporarily adjusted all policy limits pertaining to the parallel and non-parallel interest rate shift scenarios in anticipation of a recalibration to our prepayment model. The temporarily adjusted policy limits for MVCS are 15.3 percent, 6.6 percent, 3.0 percent, 1.8 percent, 4.2 percent, and 10.4 percent declines from base case in the down 200, down 100, down 50, up 50, up 100, and up 200 basis point parallel interest rate shift scenarios. For the non-parallel interest rate shift scenarios, the temporarily adjusted policy limits are 27.3 percent, 11.6 percent, 5.2 percent, 4.0 percent, 9.2 percent, and 22.4 percent declines from base case in the down 200, down 100, down 50, up 50, up 100, and up 200 basis point shocks. Effective February 14, 2011, upon completion of the prepayment model recalibration, these temporary policy limits were removed and the original policy limits were restored.

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

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at each quarter-end during 2010 and 2009:

Economic Value of Capital Stock (dollars per share)
2010
December	$120.6
September	$119.3
June	$114.0
March	$114.2
2009
December	$108.7
September	$106.9
June	$102.1
March	$86.3

The improvement in our EVCS at December 31, 2010 when compared to December 31, 2009 was primarily attributable to the following:

•
Increased retained earnings. Retained earnings increased during 2010 due primarily to earnings in excess of dividend payments. As we retain earnings, our equity position increases, thereby increasing EVCS.

•
Decrease in longer-term funding costs relative to LIBOR. Because the EVCS methodology focuses on the long-term value of one share of capital stock, we discount future cash flows of our assets and liabilities using our cost of funds. During 2010, our longer-term funding costs relative to LIBOR improved when compared to the fourth quarter of 2009, thereby increasing EVCS, as the long-term net earnings potential of our balance sheet increased.

•
Decreased interest rates. During 2010, interest rates decreased when compared to the fourth quarter of 2009, which increased EVCS due to a slightly longer duration of our assets compared to our liabilities for most of the period.

DERIVATIVES
We use derivatives to manage the interest rate risk, including mortgage prepayment risk, in our Statement of Condition and to achieve our risk management objectives. Finance Agency regulations and our ERMP establish guidelines for derivatives, prohibit trading in or the speculative use of derivatives, and limit credit risk arising from derivatives.
Our current hedging strategies encompass hedges of specific assets and liabilities that qualify for fair value hedge accounting treatment and economic hedges that are used to reduce overall market risk on the balance sheet. All hedging strategies are approved by our Asset-Liability Committee.
The following table summarizes our approved and utilized derivative hedging strategies at December 31, 2010 (dollars in thousands):

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount
Advances
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance's fixed rate to a variable rate index.	Fair Value	$7,246,923
		Economic	13,000
Pay-fixed, receive floating interest rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	4,421,800
		Economic	72,600
Pay float, receive floating basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index.	Economic	200,000
Investments
Pay-fixed, receive floating interest rate swap	Converts the investment's fixed rate to a variable rate index.	Fair Value	401,792
		Economic	753,385
Mortgage Loans
Forward settlement agreements	Protects against changes in market value of fixed rate mortgage delivery commitments resulting from changes in interest rates.	Economic	95,500
Bonds
Receive-fixed, pay floating interest rate swap (without options)	Converts the bond's fixed rate to a variable rate index.	Fair Value	11,654,302
		Economic	440,000
Receive-fixed, pay floating interest rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	5,955,000
		Economic	2,815,000
Balance Sheet
Interest rate cap	Protects against changes in income of certain assets due to increases in interest rates	Economic	4,350,000
Interest rate floor	Protects against changes in income of certain assets due to decreases in interest rates	Economic	2,600,000
Stand-Alone Derivatives
Mortgage delivery commitment	Protects against fair value risk associated with fixed rate mortgage purchase commitments.	Economic	96,104
Total			$41,115,406

ADVANCES
We make advances to our members and eligible housing associates on the security of eligible collateral. We issue fixed and variable rate advances, callable advances, and putable advances. The optionality embedded in certain financial instruments can create additional interest rate risk. When a borrower prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower yielding assets that continue to be funded by higher costing debt. To protect against this risk, we charge a prepayment fee that makes us financially indifferent to a borrower's decision to prepay an advance. When we offer advances (other than overnight advances) that a borrower may prepay without a prepayment fee, we generally finance such advances with callable debt or otherwise hedge the embedded option.
MORTGAGE ASSETS
We manage the interest rate risk, including prepayment risk, associated with mortgage assets using a combination of debt issuance and derivatives. We may use derivative agreements to transform the characteristics of mortgage assets to more closely match the characteristics of the related funding.
The prepayment options embedded in mortgage assets can result in extensions or contractions in the expected maturities of these investments, depending on changes in and levels of interest rates. The Finance Agency limits this source of interest rate risk by restricting the types of MBS we may own to those with limited average life changes under certain interest rate shock scenarios.
We enter into commitments to purchase mortgages from our participating members. We may establish an economic hedge of these commitments by selling MBS “to-be-announced” (TBA) for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date. Upon expiration of the mortgage purchase commitment, we purchase the TBA to close the hedged position.
NON-MORTGAGE INVESTMENTS
We manage the risk of changing market prices of certain fixed rate non-mortgage assets by using derivative agreements to transform the fixed rate characteristics to more closely match the characteristics of the related funding.
CONSOLIDATED OBLIGATIONS
We manage the risk of changing market prices of a consolidated obligation by matching the cash inflow on the derivative agreement with the cash outflow on the consolidated obligation. While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank serves as sole counterparty to derivative agreements associated with specific debt issues for which it is the primary obligor.
In a typical transaction, fixed rate consolidated obligations are issued for us by the Office of Finance and we simultaneously enter into a matching derivative agreement in which the counterparty pays us fixed cash flows designed to mirror in timing, optionality, and amount of the cash outflows paid by us on the consolidated obligation. In this typical transaction, we pay a variable cash flow that closely matches the interest payments we receive on short-term or variable rate assets. This intermediation between the capital and derivative markets permits us to raise funds at lower costs than would otherwise be available through the issuance of variable rate consolidated obligations in the capital markets.
We also enter into derivative agreements on variable rate consolidated obligations. For example, we enter into a derivative agreement where the counterparty pays us variable rate cash flows and we pay a different variable rate linked to LIBOR. This type of hedge allows us to manage our repricing risk between assets and liabilities.
We may also enter into interest rate swaps with an upfront payment in a comparable amount to the discount on the hedged consolidated obligation. This cash payment equates to the initial fair value of the interest rate swap and is amortized over the estimated life of the interest rate swap to net interest income as the discount on the bond is expensed. The interest rate swap is marked-to-market through “Net (loss) gain on derivatives and hedging activities” in the Statement of Income.
BALANCE SHEET
We enter into certain economic derivatives as macro balance sheet hedges to protect against changes in interest rates. These economic derivatives include interest rate caps, floors, swaps, and swaptions.
See additional discussion regarding our derivative contracts in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Statement of Condition — Derivatives.”

Liquidity Risk

We define liquidity risk as the risk that we will be unable to meet our obligations as they come due or meet the credit needs of our members and housing associates in a timely and cost efficient manner. To manage this risk, we maintain liquidity in accordance with Finance Agency regulations. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Liquidity — Liquidity Requirements” for additional details on our liquidity management.

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

ADVANCES

We are required by Finance Agency regulation to obtain sufficient collateral to fully secure our advances and other credit products. Eligible collateral includes (i) whole first mortgages on improved residential property or securities representing a whole interest in such mortgages, (ii) securities issued, insured, or guaranteed by the U.S. Government or any of the government-sponsored housing enterprises, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, (iii) cash deposited with us, (iv) Federal Family Education Loan Program guaranteed student loans, and (v) other real estate-related collateral acceptable to us provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each borrower's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

Credit risk arises from the possibility that a borrower is unable to repay their obligation and the collateral pledged to us is insufficient to cover the amount of exposure in default. We manage credit risk by securing borrowings with sufficient collateral acceptable to us, monitoring borrower creditworthiness through internal and independent third-party analysis, and performing collateral review and valuation procedures to verify the sufficiency of pledged collateral. We maintain policies and practices to monitor our exposure and take action where appropriate and have never experienced a credit loss on an advance since our inception. In addition, we have the ability to call for additional or substitute collateral, or require delivery of collateral, during the life of an advance to protect our security interest.

Although management has policies and procedures in place to manage credit risk, we may be exposed to this risk if our outstanding advance value exceeds the liquidation value of the related collateral. We mitigate this risk by applying collateral discounts or haircuts, requiring most borrowers to execute a blanket lien, taking delivery of collateral, and limiting extensions of credit. Collateral discounts, or haircuts, are applied to the unpaid principal balance or market value, if available, of the collateral to determine the advance equivalent value of the collateral securing each borrower's obligations. The amount of these discounts will vary based on the type of collateral and security agreement. We determine these discounts or haircuts using data based upon historical price changes, discounted cash flow analyses, and loan level modeling.

At December 31, 2010 and 2009, borrowers pledged $97.5 billion and $86.3 billion of collateral (net of applicable discounts) to support activity with us, including advances. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analyses, and the repayment history on our credit products, management did not anticipate any credit losses on our credit products as of December 31, 2010 and 2009. Accordingly, we have not recorded any allowance for credit losses.

The following table shows the composition of collateral pledged to us at December 31, 2010 and 2009 (dollars in billions):

	2010			2009
Collateral Type	Discount Range	Discounted Value of Collateral	% of Pledged Collateral	Discount Range	Discounted Value of Collateral	% of Pledged Collateral
Single-family loans	13-62%	$52.5	53.8%	13-62%	$38.7	44.8%
Multi-family loans	50-62	1.3	1.3	50-62	1.3	1.5
Other real estate	20-65	22.5	23.1	20-65	22.4	26.0
Securities
Cash, agency and RMBS	0-45	13.0	13.3	0-45	16.8	19.5
CMBS	11-36	4.6	4.7	11-36	4.3	5.0
Government-insured loans	9-37	2.1	2.2	9-38	1.0	1.2
Secured small business and agribusiness loans	50-76	1.5	1.5	50-76	1.8	2.1
Total		$97.5	100.0%		$86.3	100.0%

MORTGAGE ASSETS

We are exposed to mortgage asset credit risk through our participation in the MPF program and MBS. Mortgage asset credit risk is the risk that we will not receive timely payments of principal and interest due from mortgage borrowers because of borrower defaults. Credit risk on mortgage assets is affected by numerous characteristics, including loan type, borrower's credit history, and other factors such as home price fluctuations, unemployment levels, and other economic factors in the local market or nationwide.

MPF Loans

Through our participation in the MPF program, we invest in conventional and government-insured residential mortgage loans that are acquired through or purchased from a PFI. We currently offer six MPF loan products to our PFIs: Original MPF, MPF 100, MPF 125, MPF Plus, MPF Government, and MPF Xtra. MPF Xtra loan products are passed through to a third-party investor and are not maintained on our Statement of Condition.

The following table presents the unpaid principal balance of our MPF portfolio, by product type, at December 31, 2010 and 2009 (dollars in millions):

Product Type	2010	2009
Original MPF	$604	$481
MPF 100	94	109
MPF 125	2,909	2,423
MPF Plus	3,426	4,320
MPF Government	370	380
Total unpaid principal balance	$7,403	$7,713

We manage the credit risk on mortgage loans acquired in the MPF program by (i) using agreements to establish credit risk sharing responsibilities with our PFIs, (ii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs, and (iii) establishing prudent credit loss reserves to reflect management's estimate of probable credit losses inherent in the portfolio.

Government-Insured Mortgage Loans. For our government-insured mortgage loans, our loss protection consists of the loan guarantee and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. Therefore, there is no allowance for credit losses on government-insured mortgage loans.

Conventional Mortgage Loans. For our conventional mortgage loans, we have several layers of legal loss protection that are defined in agreements among us and our PFIs. These loss layers may vary depending on the MPF product alternatives selected and consist of (i) homeowner equity, (ii) primary mortgage insurance, (iii) first loss account, and (iv) credit enhancement obligation of PFI. For a detailed discussion of these loss layers, refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses.”

Our PFIs have a credit enhancement obligation to absorb losses in excess of the first loss account in order to limit our loss exposure to that of an investor in an MBS that is rated the equivalent of AA by an NRSRO. PFIs are required to either collateralize their credit enhancement obligation with us or to purchase supplemental mortgage insurance (SMI) from mortgage insurers. All of our SMI providers have had their external ratings for claims-paying ability or insurer financial strength downgraded below AA. Ratings downgrades imply an increased risk that these SMI providers will be unable to fulfill their obligations to reimburse us for claims under insurance policies.

On August 7, 2009, the Finance Agency granted a waiver for one year on the AA rating requirement of SMI providers for existing loans and commitments in the MPF program. The waiver required us to evaluate the claims-paying ability of our SMI providers and hold retained earnings or take other steps necessary to mitigate the risks associated with using an SMI provider having a rating below AA. On July 29, 2010, the Finance Agency extended the waiver for an additional year, subject to the same conditions. As of December 31, 2010, we determined that it was not necessary to hold retained earnings or take other steps necessary to mitigate the risk of using these SMI providers. As new information regarding the claims-paying ability of our SMI providers becomes available, we will evaluate the need to hold retained earnings or take other steps necessary to mitigate this risk.

The following table shows characteristics of our conventional MPF portfolio at December 31, 2010 and 2009:

FICO® Score[1]	2010	2009
<620	2.5%	2.9%
620 to < 660	6.3%	6.6%
660 to < 700	12.9%	13.5%
700 to < 740	19.1%	19.8%
>= 740	59.2%	57.2%
Weighted average FICO score	739	738

1	Represents the original FICO® score of the lowest borrower for the related loan.

Loan-to-Value[1]	2010	2009
<= 60%	20.6%	21.5%
> 60% to 70%	16.9%	16.8%
> 70% to 80%	30.4%	30.5%
> 80% to 90%[2]	25.5%	24.4%
> 90%[2]	6.6%	6.8%
Weighted average loan-to-value	69.0%	68.8%

1	Represents the loan-to-value at origination for the related loan.
2	These conventional loans were required to have primary mortgage insurance at origination.
The following table shows the state concentrations of our conventional MPF portfolio at December 31, 2010 and 2009. State concentrations are calculated based on unpaid principal balances.

	2010	2009
Iowa	23.1%	17.2%
Minnesota	18.8	18.9
Missouri	10.8	9.2
California	6.1	7.1
Illinois	4.2	4.8
All others	37.0	42.8
Total	100.0%	100.0%

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage portfolio. For details on our allowance for credit losses methodology, refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses.” The following table summarizes our allowance for credit losses on conventional mortgage loans for the years ended December 31, 2010, 2009, and 2008 (dollars in thousands):

	2010	2009	2008
Balance, beginning of year	$1,887	$500	$300
Charge-offs	(1,005)	(88)	(95)
Provision for credit losses	12,118	1,475	295
Balance, end of period	$13,000	$1,887	$500

During 2010, we recorded a provision for credit losses of $12.1 million, bringing our allowance for credit losses to $13.0 million at December 31, 2010. The provision recorded was due to an increase in estimated losses in our conventional mortgage portfolio as a result of increased loss severity. Additionally, management increased the provision due to its expectation that loans migrating to REO and loss severities will likely increase in the future. We allocate available credit enhancement fees to recapture estimated losses. As charge-off activity has increased, estimated available credit enhancement fees decreased to $3.7 million at December 31, 2010 from $6.9 million at December 31, 2009.

Non-Accrual Loans and Delinquencies. We place a conventional mortgage loan on non-accrual status if we determine that either (i) the collection of interest or principal is doubtful or (ii) interest or principal is 90 days or more past due. We do not place a government-insured mortgage loan on non-accrual status because of the (i) U.S. government guarantee of the loan and (ii) contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. For a summary of our mortgage loan delinquencies and non-accrual loans at December 31, 2010 and 2009, refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses.”

Mortgage-Backed Securities

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

At December 31, 2010, we owned $11.4 billion of MBS, of which $11.3 billion or 99 percent were guaranteed by the U.S. Government or issued by GSEs and $0.1 billion or one percent were MPF shared funding certificates or private-label MBS. At December 31, 2009, we owned $11.3 billion of MBS, of which $11.2 billion or 99 percent were guaranteed by the U.S. Government or issued by GSEs and $0.1 billion or one percent were MPF shared funding certificates or private-label MBS.

Our MPF shared funding certificates are mortgage-backed certificates created from conventional conforming mortgages using a senior/subordinated tranche structure. We record these investments as held-to-maturity. We do not consolidate our investment in MPF shared funding certificates since we are not the sponsor or primary beneficiary of these variable interest entities. As of February 28, 2011, all of our MPF shared funding certificates were rated AA or higher by an NRSRO.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as held-to-maturity. The following table summarizes characteristics of our private-label MBS at December 31, 2010 (dollars in thousands):

Private-Label MBS Characteristics	2010
Credit ratings[1]:
AAA	$18,768
AA	10,144
A	4,205
Total	$33,117

Amortized cost (unpaid principal balance)	$33,117
Gross unrealized losses	4,322
Fair value	$28,795

Weighted average percentage of fair value to unpaid principal balance	87%
Original weighted average FICO® score	725
Original weighted average credit support	4%
Weighted average credit support	9%
Weighted average collateral delinquency rate[2]	6%

1	As of December 31, 2010, all of our private-label MBS were on negative watch by an NRSRO. As of February 28, 2011, one of our private-label MBS had been subsequently downgraded to a BB credit rating.
2	Represents the percentage of underlying loans that are 60 days or more past due.

The following table shows the state concentrations of our private-label MBS at December 31, 2010 and 2009. State concentrations are calculated based on unpaid principal balances.

State Concentrations	2010	2009
Florida	14.2%	14.1%
California	12.7	13.1
Georgia	12.2	11.9
New York	9.6	9.4
New Jersey	5.0	5.1
All other[1]	46.3	46.4
Total	100.0%	100.0%

1	There are no individual states with a concentration greater than 4.6 percent and 4.4 percent at December 31, 2010 and 2009.

At December 31, 2010, we do not consider any of our private-label MBS to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 8. Financial Statements and Supplementary Data — Note 8 — Other-Than-Temporary Impairment.”

INVESTMENTS

We maintain an investment portfolio to provide investment income, provide liquidity, support the business needs of our members, and support the housing market through the purchase of mortgage-related assets. Finance Agency regulations and our ERMP limit the type of investments we may purchase.
We invest in both short- and long-term investments. Our short-term portfolio includes, but is not limited to, interest bearing deposits, securities purchased under agreements to resell, Federal funds sold, and negotiable certificates of deposit. Our long-term portfolio includes, but is not limited to, other U.S. obligations, GSE obligations, state or local housing agency obligations, TLGP debt, taxable municipal bonds, and MBS.

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

The following table summarizes the carrying value of our investments by credit rating at December 31, 2010 (dollars in millions):

	Long-Term Rating[1]			Short-Term Rating[1]
	AAA	AA	A	A-1 / P-1	A-2 / P-2	Unrated	Total
Interest-bearing deposits[2]	$8	$—	$—	$1	$—	$—	$9
Securities purchased under agreements to resell	—	—	—	1,550	—	—	1,550
Federal funds sold	—	—	—	1,360	665	—	2,025

Investment securities:
Negotiable certificates of deposit	—	—	—	335	—	—	335
State or local housing agency obligations	41	66	—	—	—	—	107
TLGP[2]	1,780	—	—	—	—	—	1,780
Taxable municipal bonds	311	113	—	—	—	—	424
Other U.S. obligations	176	—	—	—	—	—	176
Government-sponsored enterprise obligations	835	—	—	—	—	—	835
Other[3]	—	—	—	—	—	4	4
Total non-mortgage-backed securities	3,143	179	—	335	—	4	3,661

Mortgage-backed securities
Government-sponsored enterprise	11,301	—	—	—	—	—	11,301
Other U.S. obligations	34	—	—	—	—	—	34
MPF shared funding	24	2	—	—	—	—	26
Other	19	10	4	—	—	—	33
Total mortgage-backed securities	11,378	12	4	—	—	—	11,394

Total investments[4]	$14,529	$191	$4	$3,246	$665	$4	$18,639

The following table summarizes the carrying value of our investments by credit rating at December 31, 2009 (dollars in millions):

	Long-Term Rating[1]				Short-Term Rating[1]
	AAA	AA	A	BBB	A-1 / P-1	A-2 / P-2	Unrated	Total
Interest-bearing deposits[2]	$6	$—	—	$—	$5	$—	$—	$11
Federal funds sold	—	—	—	—	2,855	278	—	3,133

Investment securities:
Negotiable certificates of deposit	—	—	—	—	450	—	—	450
State or local housing agency obligations	54	70	—	—	—	—	—	124
TLGP[2]	4,260	—	—	—	—	—	—	4,260
Taxable municipal bonds	322	420	—	—	—	—	—	742
Government-sponsored enterprise obligations	806	—	—	—	—	—	—	806
Other[3]	—	—	—	2	—	—	4	6
Total non-mortgage-backed securities	5,442	490	—	2	450	—	4	6,388

Mortgage-backed securities
Government-sponsored enterprise	11,147	—	—	—	—	—	—	11,147
Other U.S. obligations	43	—	—	—	—	—	—	43
MPF shared funding	31	2	—	—	—	—	—	33
Other	20	11	4	—	—	—	—	35
Total mortgage-backed securities	11,241	13	4	—	—	—	—	11,258

Total investments[4]	$16,689	$503	4	$2	$3,310	$278	$4	$20,790

1	Represents the lowest credit rating available for each security based on an NRSRO.
2	Interest bearing deposits and TLGP investments are rated either AAA or A-1/P-1 because they are guaranteed by the FDIC or U.S. Government.
3	Other "unrated" investments represent an equity investment in a Small Business Investment Company.
4	At December 31, 2010 and 2009, 13 and 17 percent of our total investments were unsecured.

Long-term investments decreased at December 31, 2010 when compared to December 31, 2009 due primarily to us selling certain TLGP debt investments and taxable municipal bonds in an effort to recognize a portion of the holding gains associated with these assets and reduce our exposure to income statement volatility. Short-term investments increased at December 31, 2010 when compared to December 31, 2009 due to increased overnight securities purchased under agreements to resell. During the second half of 2010, as a result of tighter unsecured credit limits established under our ERMP, we increased our utilization of these secured investments.

At December 31, 2010, approximately 0.2 percent of our total investments were on negative watch by an NRSRO. All of these investments were private-label MBS. As of February 28, 2011, one of our private-label MBS had been subsequently downgraded to a BB credit rating. No other investments held by us at December 31, 2010 have been placed on negative watch or had their credit ratings subsequently downgraded.

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

We manage this credit risk by spreading our transactions among many highly rated counterparties, entering into collateral exchange agreements with counterparties that include minimum collateral thresholds, and monitoring our exposure to each counterparty on a daily basis. In addition, all of our collateral exchange agreements include master netting arrangements whereby the fair values of all derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities if credit risk exposures rise above the minimum thresholds.

The following tables show our derivative counterparty credit exposure after applying netting agreements and cash collateral at December 31, 2010 and 2009 (dollars in millions):

	2010
Credit Rating[1]	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
AAA	$135	$—	$—	$—
AA	18,882	—	—	—
A	21,989	12	—	12
BBB	13	—	—	—
Subtotal	41,019	12	—	12
Member institutions[2]	96	—	—	—
Total	$41,115	$12	$—	$12

	2009
Credit Rating[1]	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
AAA	$276	$—	$—	$—
AA	17,419	5	—	5
A	29,177	6	—	6
Subtotal	46,872	11	—	11
Member institutions[2]	27	—	—	—
Total	$46,899	$11	$—	$11

1	Credit rating is the lower of the S&P, Moody's, and Fitch ratings stated in terms of the S&P equivalent.
2	Represents mortgage delivery commitments with our member institutions.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Risk Management — Market Risk” and the sections referenced therein for quantitative and qualitative disclosures about market risk.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements and notes, including the report of PricewaterhouseCoopers LLP, are set forth beginning at page S-1.

SUPPLEMENTARY DATA
Selected Quarterly Financial Information
The following tables present selected quarterly financial information for 2010 (dollars in millions):

	2010
Statement of Condition	December 31,	September 30,	June 30,	March 31,
Investments[1]	$18,639	$20,240	$19,179	$23,236
Advances	29,253	32,014	32,491	33,027
Mortgage loans held for portfolio, gross[2]	7,434	7,556	7,537	7,559
Total assets	55,569	60,068	59,442	64,623
Consolidated obligations
Discount notes	7,208	7,471	3,485	4,706
Bonds	43,791	47,518	51,075	53,623
Total consolidated obligations[3]	50,999	54,989	54,560	58,329
Mandatorily redeemable capital stock	7	5	7	7
Capital stock — Class B putable	2,183	2,296	2,307	2,331
Retained earnings	556	529	501	500
Accumulated other comprehensive income	91	147	103	23
Total capital	2,830	2,972	2,911	2,854

	For the Three Months Ended
	2010
Statement of Income	December 31,	September 30,	June 30,	March 31,
Net interest income[4]	$86.3	$203.8	$72.4	$52.4
Provision for credit losses on mortgage loans	6.5	1.6	3.9	0.1
Other income (loss)[5]	10.2	(136.6)	(37.6)	2.5
Other expense	22.1	11.6	13.0	13.5
Net income	49.8	39.7	13.2	30.3

1	Investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.
2
Represents the gross amount of mortgage loans prior to the allowance for credit losses. The allowance for credit losses was $13.0 million, $6.8 million, $5.6 million, and $1.9 million at December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010.

3
The par amount of the outstanding consolidated obligations for all 12 FHLBanks was $796.3 billion, $805.9 billion, $846.4 billion, and $870.9 billion at December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010.

4	Net interest income is before the provision for credit losses on mortgage loans.
5	Other income (loss) includes, among other things, net gain (loss) on derivatives and hedging activities, net (loss) gain on extinguishment of debt, and net gain on trading securities.

The following tables present selected quarterly financial information for 2009 (dollars in millions):

	2009
Statement of Condition	December 31,	September 30,	June 30,	March 31,
Investments[1]	$20,790	$21,134	$21,576	$27,199
Advances	35,720	36,303	37,165	37,783
Mortgage loans held for portfolio, gross[2]	7,719	7,839	8,120	10,588
Total assets	64,657	65,426	67,032	75,931
Consolidated obligations
Discount notes	9,417	12,874	19,967	29,095
Bonds	50,495	46,918	41,599	41,633
Total consolidated obligations[3]	59,912	59,792	61,566	70,728
Mandatorily redeemable capital stock	8	18	12	11
Capital stock — Class B putable	2,461	2,952	2,923	2,871
Retained earnings	484	458	437	368
Accumulated other comprehensive loss	(34)	(24)	(22)	(78)
Total capital	2,911	3,386	3,338	3,161

	For the Three Months Ended
	2009
Statement of Income	December 31,	September 30,	June 30,	March 31,
Net interest income[4]	$66.9	$58.1	$63.1	$9.3
Provision for credit losses on mortgage loans	1.2	*	0.3	—
Other income (loss)[5]	6.6	1.5	51.2	(3.5)
Other expense	17.3	11.3	12.8	11.7
Net income	40.4	35.5	75.9	(5.9)

1	Investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.
2
Represents the gross amount of mortgage loans prior to the allowance for credit losses. The allowance for credit losses was $1.9 million, $0.8 million, $0.7 million, and $0.5 million at December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009.

3
The par amount of the outstanding consolidated obligations for all 12 FHLBanks was $930.5 billion, $973.6 billion, $1,055.8 billion, and $1,135.4 billion at December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009.

4	Net interest income is before the provision for credit losses on mortgage loans.
5
Other income (loss) includes, among other things, net gain (loss) on derivatives and hedging activities, net (loss) gain on extinguishment of debt, net gain on trading securities, and net loss on bonds held at fair value.

*	Represents an amount less than $0.1 million.

Investment Portfolio Analysis
The following table summarizes the carrying value of our investment portfolio at December 31, 2010, 2009, and 2008 (dollars in millions):

	2010	2009	2008
Trading securities
TLGP[1]	$1,213	$3,693	$2,152
Taxable municipal bonds[2]	259	741	—
Total trading securities	1,472	4,434	2,152

Available-for-sale securities
State or local housing agency obligations	—	—	1
TLGP[1]	566	566	—
Taxable municipal bonds[2]	165	—	—
Other U.S. obligations[3]	176	—	—
Government-sponsored enterprise obligations[4]	523	493	—
Mortgage-backed securities
Government-sponsored enterprise[5]	4,927	6,678	3,839
Total available-for-sale securities	6,357	7,737	3,840

Held-to-maturity securities
Negotiable certificates of deposit	335	450	—
State or local housing agency obligations[6]	107	124	93
Commercial paper	—	—	385
TLGP[1]	1	1	—
Government-sponsored enterprise obligations[4]	312	313	—
Other[7]	4	7	7
Mortgage-backed securities
Government-sponsored enterprise[5]	6,374	4,469	5,330
Other U.S. obligation[8]	34	43	52
MPF shared funding	26	33	47
Other[9]	33	35	38
Total held-to-maturity securities	7,226	5,475	5,952

Interest-bearing deposits	9	11	—
Securities purchased under agreements to resell	1,550	—	—
Federal funds sold	2,025	3,133	3,425

Total investments	$18,639	$20,790	$15,369

1	TLGP securities represented corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.
2	Taxable municipal bonds represented investments in U.S. Government subsidized Build America Bonds and State of Iowa IJOBS Program Special Obligations.
3	Other U.S. obligations represented Export-Import Bank bonds.
4	GSE obligations represented TVA and FFCB bonds.
5	GSE MBS represented Fannie Mae and Freddie Mac securities.
6	State or local housing agency obligations represented HFA bonds that were purchased from housing associates in our district.
7	Other non-MBS investments represented municipal bonds and an investment in SBIC.
8	Other U.S obligation MBS represented Ginnie Mae and SBA Pool Certificates.
9	Other MBS represented private-label MBS.

The following table summarizes the carrying value and yield characteristics of our investment portfolio on the basis of remaining terms to contractual maturity at December 31, 2010 (dollars in millions):

	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Total
Trading securities
TLGP	$200	$1,013	$—	$—	$1,213
Taxable municipal bonds	—	—	36	223	259
Total trading securities	200	1,013	36	223	1,472
Yield on trading securities	1.81%	1.02%	4.37%	4.93%

Available-for-sale securities
TLGP	—	566	—	—	566
Taxable municipal bonds	—	—	4	161	165
Other U.S. obligations	—	—	—	176	176
Government-sponsored enterprise obligations	—	82	414	27	523
Mortgage-backed securities
Government-sponsored enterprise	—	—	502	4,425	4,927
Total available-for-sale securities	—	648	920	4,789	6,357
Yield on available-for-sale securities	—%	1.00%	4.48%	1.23%

Held-to-maturity securities
Negotiable certificates of deposit	335	—	—	—	335
State or local housing agency obligations	—	—	2	105	107
TLGP	—	1	—	—	1
Government-sponsored enterprise obligations	—	—	—	312	312
Other	—	—	—	4	4
Mortgage-backed securities
Government-sponsored enterprise	—	—	7	6,367	6,374
Other U.S. obligations	—	—	3	31	34
MPF shared funding	—	—	—	26	26
Other	—	—	—	33	33
Total held-to-maturity securities	335	1	12	6,878	7,226
Yield on held-to-maturity securities	0.25%	3.08%	4.15%	3.09%

Total investment securities	$535	$1,662	$968	$11,890	$15,055

Interest-bearing deposits	$6	$3	$—	$—	$9
Securities purchased under agreements to resell	1,550	—	—	—	1,550
Federal funds sold	2,025	—	—	—	2,025

Total investments	$4,116	$1,665	$968	$11,890	$18,639

At December 31, 2010, we had investments with a carrying value greater than 10 percent of our total capital with the following issuers (excluding GSEs and U.S. government agencies) (dollars in millions):

	Carrying Value	Fair Value
Barclays Bank	$1,300,000	$1,300,000
GE Capital Corporation	751,408	751,408
Wells Fargo & Company	465,500	465,467
Toronto-Dominion Bank	400,000	400,000
Bank of Nova Scotia	380,000	380,000
Bank of the West	305,808	305,808
	$3,602,716	$3,602,683

Loan Portfolio Analysis
The following table presents supplemental information on our mortgage loans held for portfolio at December 31, 2010, 2009, 2008, 2007, and 2006 (dollars in thousands):

	2010	2009	2008	2007	2006
Total unpaid principal balance of mortgage loans past due 90 days or more and still accruing interest[1]	$4,675	$5,306	$7,333	$4,543	$5,291

Total unpaid principal balance of nonaccrual mortgage loans[2]	$111,064	$102,028	$48,439	$27,322	$23,537

Allowance for Credit Losses:
Balance, beginning of year	$1,887	$500	$300	$250	$763
Charge-offs	(1,005)	(88)	(95)	(19)	—
Provision for (reversal of) credit losses	12,118	1,475	295	69	(513)
Balance, end of year	$13,000	$1,887	$500	$300	$250

Nonaccrual Mortgage Loans:
Gross interest income that would have been recorded based on original terms during the period	$4,650
Interest actually recognized into net income during the period	—
Shortfall	$4,650

1
Represents government-insured mortgage loans. A government insured mortgage loan that is 90 days or more past due is not placed on nonaccrual status because of the (i) U.S. Government guarantee of the loan and (ii) contractual obligation of the loan servicer to repurchase the loan when certain criteria are met.

2	Nonaccrual mortgage loans are defined as conventional mortgage loans that are 90 days or more past due.
The ratio of charge-offs to average mortgage loans outstanding was one basis point or less for the years ended December 31, 2010, 2009, 2008, 2007, and 2006.

Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following table summarizes our short-term borrowings for the years ended December 31, 2010, 2009, and 2008 (dollars in millions):

	Discount Notes			Bonds
	2010	2009	2008	2010	2009	2008
Outstanding at end of the period	$7,208	$9,417	$20,061	$625	$14,171	$10,219
Weighted-average rate at end of the period	0.12%	0.13%	1.83%	0.42%	0.50%	2.87%
Daily-average outstanding for the period	$7,146	$20,736	$26,543	$6,983	$12,421	$5,240
Weighted-average rate for the period	0.15%	0.64%	2.32%	0.44%	1.07%	2.74%
Highest outstanding at any month-end	$12,397	$29,094	$41,753	$13,081	$16,146	$10,364

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures at December 31, 2010
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the filing of this Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at December 31, 2010.
Report of Management on Internal Control over Financial Reporting at December 31, 2010
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and our receipts and expenditures are made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment and those criteria, management believes we maintained effective internal control over financial reporting at December 31, 2010.
PricewaterhouseCoopers, LLP (PwC), the independent registered public accounting firm that audited our financial statements, issued an audit report on our internal control over financial reporting. PwC's audit report appears in “Item 8. Financial Statements and Supplementary Data — Audited Financial Statements.”
Changes in Internal Control over Financial Reporting
There were no changes in the our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
Our Board is comprised of Member Directors elected by our member institutions on a state-by-state basis and Independent Directors elected by a plurality of our members. Our Board currently includes nine Member Directors and seven Independent Directors, two of which serve as public interest directors. Under the FHLBank Act, the only matter submitted to shareholders for votes is the annual election of our Directors. Finance Agency regulations require all of our Directors to be elected by our members. No member of our management may serve as a director of an FHLBank.
For terms beginning January 1, 2011, with the exception of terms shortened by the Finance Agency for staggering purposes, both Member and Independent Directors serve four-year terms. If any person has been elected to three consecutive full terms as a Member or Independent Director of our Board of Directors, the individual is not eligible for election to a Member or Independent Directorship for a term which begins earlier than two years after the expiration of the last expiring four-year term.
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
Member Directors are required, by statute and regulation, to meet certain eligibility requirements to serve as a director. To qualify as a Member Director an individual must (i) be an officer or director of a member institution in compliance with the minimum capital requirements established by its regulator and located in the state in which there is an open Directorship and (ii) be a U.S. citizen. We are not permitted to establish additional qualifications to define eligibility criteria for Member Directors or nominees. Because of the structure of FHLBank Member Director nominations and elections, we may not know what factors our member institutions considered in selecting Member Director nominees or electing Member Directors.
Independent Directors are nominated by our Board of Directors after consultation with our Affordable Housing Advisory Council, and then voted upon by all members within our five-state district. For each Independent Directorship, a member is entitled to cast the same number of votes as it would for a Member Directorship.
In order to be eligible to serve as an Independent Director on our Board, an individual must (i) be a U.S. citizen and (ii) maintain a principal residence in a state in our district (or own or lease a residence in the district and be employed in the district). In addition, the individual may not be an officer of any FHLBank or a director, officer, or employee of any member institution or of any recipient of our advances. By Regulation, each public interest director must have more than four years of personal experience in representing consumer or community interests in banking services, credit needs, housing, or financial consumer protection. Each Independent Director, other than a public interest director, must have knowledge of, or experience in, financial management, auditing or accounting, risk management practices, derivatives, project development, organizational management, or the law.

On an annual basis, our Board of Directors performs an assessment that includes consideration of the directors’ backgrounds, expertise, qualifications, and other factors. The Board of Directors also annually reviews its Corporate Governance Principles, which include a statement of the skills and qualifications it desires on the Board of Directors. Furthermore, each director annually provides us a certification that the director continues to meet all applicable statutory and regulatory eligibility and qualification requirements. In connection with the election or appointment of an Independent Director, the Independent Director completes an application to serve on the Board of Directors. As a result of the annual assessment and as of the filing date of this Form 10-K, nothing has come to the attention of the Board of Directors or management to indicate that any of the current directors do not continue to possess the necessary experience, qualifications, attributes, or skills expected of the directors that serve on our Board of Directors, as described in each director’s biography below.
Information regarding our current directors and executive officers is provided in the following sections. There are no family relationships among our directors or executive officers.
The table below shows membership information for the Bank’s Board of Directors at February 28, 2011:

				Expiration of
				Current Term As
		Member or		Director as of	Board
Director	Age	Independent	Director Since	December 31	Committees
Michael K. Guttau (chair)	64	Member	January 1, 2003	2012	a, c, d, f
Eric A. Hardmeyer (vice chair)	51	Member	January 1, 2008	2014	a, b, d, f
Johnny A. Danos	71	Independent	May 14, 2007	2014	a, b, d, g
Gerald D. Eid*	70	Independent	January 23, 2004	2014	c, d, f
Michael J. Finley	55	Member	January 1, 2005	2014	c, e, g
Van D. Fishback	64	Member	January 1, 2009	2012	b, e, f
David R. Frauenshuh	67	Independent	January 23, 2004	2011	b, e, f
Chris D. Grimm	52	Member	January 1, 2010	2011	c, e, g
Labh S. Hira	62	Independent	May 14, 2007	2013	a, b, e, f
John F. Kennedy, Sr.*	55	Independent	May 14, 2007	2012	a, b, e, g
Clair J. Lensing	76	Member	January 1, 2004	2013	c, d, g
Dennis A. Lind	60	Member	January 1, 2006	2011	a, c, d, f
Paula R. Meyer	56	Independent	May 14, 2007	2012	a, c, d, g
Dale E. Oberkfell	55	Member	January 1, 2007	2013	a, b, d, g
John H. Robinson	60	Independent	May 14, 2007	2011	b, e, f
Joseph C. Stewart III	41	Member	January 1, 2008	2013	c, e, g

a)	Executive and Governance Committee
b)	Audit Committee
c)	Risk Committee
d)	Mission, Member, and Housing Committee
e)	Finance and Planning Committee
f)	Human Resources and Compensation Committee (Compensation Committee)
g)	Business Operations and Technology Committee
*	Public Interest Director

The following describes the principal occupation, business experience, qualifications, and skills, among other matters of the 16 directors who currently serve on our Board of Directors. Except as otherwise indicated, each Director has been engaged in the principal occupation indicated for at least the past five years.
Michael K. Guttau, the Board's chair, has been with Treynor State Bank in Treynor, Iowa, since 1978 where he has served as president, chairman, and CEO. He has been actively involved with the American Bankers Association, Iowa Bankers Association, Community Bankers of Iowa, and served as the Iowa Superintendent of Banking from 1995 through 1999. He is a board member and chair of the audit committee for the Southwest Iowa Renewable Energy ethanol plant. He also served as the 2008-2009 chairman of the Council of FHLBanks, which is a non-profit trade association for the 12 FHLBanks located in Washington, D.C. Mr. Guttau's position as an officer of a member institution and his involvement in and knowledge of banking regulation, organizational management, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. Mr. Guttau also serves as chair of the Executive and Governance Committee.
Eric A. Hardmeyer, the Board's vice chair, joined the Bank of North Dakota in 1985 as a loan officer and served as senior vice president of lending before becoming president and CEO in 2001, a position he currently maintains. Mr. Hardmeyer is the past chairman of the North Dakota Bankers Association and also serves on the board of directors of the Bismarck-Mandan Chamber of Commerce and the North Dakota Rural Development Council. Mr. Hardmeyer's position as an officer of a member institution and his involvement in and knowledge of economic development, accounting, auditing, and financial management, as indicated by his background, support Mr. Hardmeyer's qualifications to serve on our Board of Directors. Mr. Hardmeyer also serves as vice chair of the Executive and Governance Committee.
Johnny A. Danos is Director of Strategic Development for LWBJ Financial in West Des Moines, Iowa. Previously, Mr. Danos was president of the Greater Des Moines Community Foundation in Des Moines, Iowa. He is the retired managing partner of the accounting firm of KPMG located in Des Moines, Iowa, and has 31 years of public accounting experience serving commercial, retail, and financial institutions. He serves on the board of directors of Casey's General Stores and Wright Tree Service. Mr. Danos’ involvement and experience in auditing, accounting, and organizational management, as indicated by his background, support his qualifications to serve as an Independent Director on our Board of Directors. Mr. Danos also serves as chair of the Mission, Member, and Housing Committee.
Gerald D. Eid has served as CEO of Eid-Co Buildings, Inc. in Fargo, North Dakota, since 1973. A second-generation builder, Mr. Eid has been in the building business and licensed as a realtor for more than 30 years. Founded in 1951, Eid-Co Buildings, Inc. is one of the largest single-family home builders in North Dakota. Mr. Eid has served as a member of the North Dakota Housing Finance Agency Advisory Board since 1998 and is currently its chair. He also represented North Dakota on the executive committee of the National Association of Homebuilders. Mr. Eid's involvement and experience in representing community interests in housing as well as housing finance, as indicated by his background, support Mr. Eid's qualifications to serve as a public interest director on our Board of Directors.
Michael J. Finley has served since 1992 as president of Janesville State Bank in Janesville, Minnesota. Mr. Finley serves on the Political Action Committee Board and the Government Relations Committee of the Minnesota Bankers Association. He is a founding member of the Minnesota Financial Group, a peer group of 15 bankers founded in 1988, and is also currently the vice chairman of the Janesville Economic Development Authority. Mr. Finley's position as an officer of a member institution and his involvement in and knowledge of bank regulation, financial management, auditing, and credit administration, as indicated by his background, support Mr. Finley's qualifications to serve on our Board of Directors. Mr. Finley also serves as the vice chair of the Risk Committee.
Van D. Fishback is vice chairman of First Bank & Trust in Brookings, South Dakota. Mr. Fishback joined First Bank & Trust in 1972 and has previously served as its president and CEO. Mr. Fishback currently serves as president and CEO of Fishback Financial Corporation, South Dakota's largest privately held bank holding company. Mr. Fishback also serves as executive vice president of Van Tol Surety Company, Inc. Mr. Fishback is a licensed attorney and has been a member of the South Dakota bar since 1972. Mr. Fishback's position as an officer of a member institution and his involvement in and knowledge of financial management, community development, and the law, as indicated by his background, support Mr. Fishback's qualifications to serve on our Board of Directors. Mr. Fishback also serves as vice chair of the Finance and Planning Committee.

David R. Frauenshuh has served since 1983 as CEO and owner of Frauenshuh Inc., a commercial real estate development management company headquartered in Bloomington, Minnesota. He also is chairman of Cornerstone Capital Investments, Frauenshuh/Sweeney, VeriSpace, and Fourteen Foods. Mr. Frauenshuh has more than 30 years of experience in commercial real estate with ownership interest in approximately 3.5 million square feet of real estate. He currently serves as treasurer of the Economic Club of Minnesota, and also serves on the Salvation Army National Advisory Board, Concordia University President's Advisory Board, and the Minnesota Military Foundation. Mr. Frauenshuh's involvement and experience in financial management, economic development, and project development, as indicated by his background, support Mr. Frauenshuh's qualifications to serve as an Independent Director on our Board of Directors. Mr. Frauenshuh also serves as vice chair of the Audit Committee.
Chris D. Grimm joined Iowa State Bank as its President and CEO in 2001. Prior to accepting his current role at Iowa State Bank, Mr. Grimm held a number of positions unrelated to the financial services industry. Mr. Grimm's position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support Mr. Grimm's qualifications to serve on our Board of Directors. Mr. Grimm also serves as vice chair of the Business Operations and Technology Committee.
Labh S. Hira, Ph.D., is Dean of the College of Business at Iowa State University in Ames, Iowa. Dr. Hira has held a variety of positions at Iowa State University since 1982. He was an accounting professor, department chair, and associate dean before being named Dean of the College of Business in 2001. Dr. Hira's involvement and experience in financial management, auditing, and accounting, as indicated by his background, support Dr. Hira's qualifications to serve as an Independent Director on our Board of Directors. Dr. Hira also serves as chair of the Finance and Planning Committee.
John F. Kennedy, Sr. is senior vice president and CFO for the St. Louis Equity Fund, Inc. in St. Louis, Missouri which invests in affordable housing developments financed through corporate investment and in cooperation with local, state, and federal governments. Mr. Kennedy has been with the St. Louis Equity Fund since 1998 and has more than 30 years of experience in affordable housing development and financial/banking services. Mr. Kennedy's involvement and experience in accounting, auditing, financial management, and representing community interests in housing, as indicated by his background, support Mr. Kennedy's qualifications to serve as a public interest director on our Board of Directors. Mr. Kennedy also serves as chair of the Audit Committee.
Clair J. Lensing has served as the president, CEO, and owner of Security State Bank in Waverly, Iowa, since 1999. He also owns the Citizens Savings Bank in Hawkeye, Iowa, and the Maynard Savings Bank in Maynard, Iowa. Previously he served as president and CEO of Farmers State Bank in Marion, Iowa, and as a bank examiner with the Iowa Division of Banking. Mr. Lensing has served as president of the Iowa Bankers Association, chairman of the Board of Shazam Network, and board member of the Iowa Independent Bankers. Mr. Lensing's position as an officer of a member institution and his involvement in and knowledge of economic development and financial management, as indicated by his background, support Mr. Lensing's qualifications to serve on our Board of Directors. Mr. Lensing also serves as vice chair of the Mission, Member, and Housing Committee.
Dennis A. Lind has served as the president of Midwest Bank Group, Incorporated, a bank holding company, and chairman of its subsidiary member bank, Midwest Bank, in Detroit Lakes, Minnesota since 2000. Mr. Lind has over 30 years of experience in banking, capital markets, and investments. He previously served as senior vice president of The Marshall Group, Inc. in Minneapolis, Minnesota, and worked for 13 years at Norwest Bank (now Wells Fargo Bank) where he most recently held the position of executive vice president at Norwest Investment Services, Inc. Mr. Lind's position as an officer of a member institution and his involvement in and knowledge of financial management, organizational management, and risk management, as indicated by his background, support Mr. Lind's qualifications to serve on our Board of Directors. Mr. Lind also serves as chair of the Compensation Committee.
Paula R. Meyer has 30 years of experience in the financial services industry as a senior executive encompassing marketing, operations, and management of mutual funds, investments, and insurance companies. She recently retired in 2006 as president of the mutual fund and certificate businesses at Ameriprise Financial and has focused on board service since 2007. Prior to that, Ms. Meyer was president of Piper Capital Management. Ms. Meyer also serves on the board of directors of Mutual of Omaha in Omaha, NE, First Command Financial Services in Fort Worth, Texas, and is board chair of Luther College in Decorah, Iowa. Ms. Meyer's involvement and experience in risk management, marketing, and financial management, as indicated by her background, support Ms. Meyer's qualifications to serve as an Independent Director on our Board of Directors. Ms. Meyer also serves as chair of the Risk Committee.

Dale E. Oberkfell has served in a variety of banking positions during his nearly 30 years in the financial services industry. Beginning in May 2005, Mr. Oberkfell served as the president and chief operating officer of Reliance Bank in Des Peres, Missouri, and has served as its executive vice president and CFO since the third quarter of 2010. He also currently serves as executive vice president and CFO of Reliance Bancshares, Inc. in Des Peres, Missouri, and as an executive officer of Reliance Bank, FSB in Fort Myers, Florida. Prior to joining Reliance Bank, Mr. Oberkfell was a partner at the Certified Public Accounting firm of Cummings, Oberkfell & Ristau, P.C. in St. Louis, Missouri. He is a licensed Certified Public Accountant and is active in the American Institute of Certified Public Accountants. He has held board positions for several organizations, including the West County YMCA, St. Louis Children's Choir, and Young Audiences. Mr. Oberkfell's position as an officer of a member institution and his involvement in and knowledge of accounting, auditing, internal controls, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. Mr. Oberkfell also serves as chair of the Business Operations and Technology Committee.
John H. Robinson is chairman of Hamilton Ventures, LLC, a consulting and investment company in Kansas City, Missouri. Mr. Robinson is an engineer with international experience as chairman of EPCglobal Ltd in Sheffield, England, from 2003 to 2004 and executive director of Amey Plc in London, England, from 2000 to 2002. He was managing partner and vice chairman of Black & Veatch, Inc. from 1989 to 2000. He serves on the board of directors of Olsson Associates, Alliance Resources MLP, and Coeur Precious Metals. Mr. Robinson's involvement and experience in financial management, project development, and organizational management, as indicated by his background, support Mr. Robinson's qualifications to serve as an Independent Director on our Board of Directors. Mr. Robinson also serves as vice chair of the Compensation Committee.
Joseph C. Stewart III has served since 2004 as chairman of the board of BancStar, Inc., a four bank holding company in Festus, Missouri, and as CEO and director of Bank Star in Pacific, Missouri, where he has worked in various capacities since 1994. In addition, Mr. Stewart also serves as CEO and director for Bank Star of the LeadBelt in Park Hills, Missouri, Bank Star One in Fulton, Missouri, and Bank Star of the BootHeel in Steele, Missouri. Mr. Stewart currently serves on the board of directors for the Missouri Independent Bankers Association as well as the government relations committee of the Missouri Bankers Association. Mr. Stewart's position as an officer of a member institution and his involvement in and knowledge of accounting, risk management, and financial management, as indicated by his background, support Mr. Stewart's qualifications to serve on our Board of Directors.
Executive Officers
The following persons currently serve as executive officers of the Bank:

			Employee of the
Executive Officer	Age	Position Held	Bank Since
Richard S. Swanson	61	President and Chief Executive Officer	June 1, 2006
Edward J. McGreen	43	Executive Vice President and Chief Capital Markets Officer	November 8, 2004
Steven T. Schuler	59	Executive Vice President and Chief Financial Officer	September 18, 2006
Dusan Stojanovic	51	Executive Vice President and Chief Risk Officer	March 17, 2008
Michael L. Wilson	54	Executive Vice President and Chief Business Officer	August 21, 2006
Richard S. Swanson has been with the Bank since June 2006 and is currently serving as our President and CEO. In addition to his management responsibilities associated with being President and CEO, Mr. Swanson also directly manages the Bank's legal department. Prior to joining the Bank, Mr. Swanson was a principal of the Seattle law firm of Hillis, Clark, Martin & Peterson for two years where he provided counsel in the areas of finance, banking law, and SEC regulation. Previously, Mr. Swanson served as chairman and CEO of HomeStreet Bank in Seattle, Washington, and had served as its CEO since 1990. As a member director from HomeStreet Bank, Mr. Swanson served on the board of directors of the FHLBank of Seattle from 1998 to 2003, and served as the board's vice chair from 2002 to 2003.
Edward J. McGreen has been with the Bank since November 2004 and is currently serving as our Executive Vice President and Chief Capital Markets Officer (CCMO), a position he has held since July 2005. Mr. McGreen's management responsibilities include treasury and portfolio strategy. Mr. McGreen joined the Bank as director of mortgage portfolio management. Prior to joining the Bank, Mr. McGreen held various finance and portfolio management positions at Fannie Mae from 1996 to 2001 and 2002 to 2004. From 2001 to 2002, Mr. McGreen was senior interest rate risk manager for GE Asset Management.

Steven T. Schuler has been with the Bank since September 2006 and is currently serving as our Executive Vice President and CFO. Mr. Schuler has management responsibility for accounting, business process management, project management, and information technology. Mr. Schuler was CFO, treasurer, and secretary for Iowa Wireless Services from 2001 to 2006. In 1977, Mr. Schuler began a long career at Brenton Banks where he held a variety of positions eventually serving as the corporate senior vice president, CFO, secretary, and treasurer until 2001 when Brenton Banks was acquired by Wells Fargo.
Dusan Stojanovic has been with the Bank since March 2008 and is currently serving as our Executive Vice President and Chief Risk Officer (CRO). Mr. Stojanovic has management responsibility for enterprise risk management, including credit risk, market risk, operational risk, and model validation. Mr. Stojanovic held a variety of positions of increasing responsibility with the Federal Reserve Bank of Chicago from 2006 to 2008, Federal Reserve Bank of Richmond from 2005 to 2006, and the Federal Reserve Bank of St. Louis from 1995 to 2003. From 2003 to 2004, Mr. Stojanovic served as the vice governor for banking supervision at the National Bank of Serbia.
Michael L. Wilson has been with the Bank since August 2006 and currently serves as our Executive Vice President and Chief Business Officer (CBO). Mr. Wilson's management responsibilities include member-facing functions (including credit and mortgage sales, member financial services, and community investment), and human resources. Prior to joining the Bank, Mr. Wilson had served as senior executive vice president and COO of the FHLBank of Boston since August 1999, and had served in other senior leadership roles with the FHLBank of Boston since 1994.
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
Audit Committee
The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its review and oversight responsibilities for (i) the integrity of the Bank's financial statements and financial reporting process and systems of internal accounting and financial reporting controls; (ii) the independence, scope of audit services, and performance of the Bank's internal audit function as well as the appointment or replacement of the Chief Audit Executive; (iii) the selection and replacement, qualifications, independence, scope of audit, and performance of the Bank's external auditor; (iv) the Bank's compliance with laws, regulations and policies, including the Code of Ethics, as applicable to the Committee's duties and responsibilities; (v) the procedures for complaints regarding questionable accounting, internal accounting controls, and auditing matters, and oversight of fraud investigations; and (vi) the Bank's and Audit Committee's compliance with the Federal Housing Finance Agency's Examination Guidance for the examination of accounting practices. The Audit Committee has adopted a charter outlining its roles and responsibilities, which is available on our website at www.fhlbdm.com. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC. The members of our Audit Committee for 2011 are John Kennedy (chair), David Frauenshuh (vice chair), Johnny Danos, Van Fishback, Eric Hardmeyer, Labh Hira, Dale Oberkfell, and John Robinson. The Audit Committee held a total of six in-person meetings and two telephonic meetings in 2010. As of February 28, 2011, the Audit Committee has held one in-person meeting and one telephonic meeting and is scheduled to hold six in-person meetings and four telephonic meetings throughout the remainder of 2011.
Audit Committee Financial Expert
Our Board of Directors determined that the following members of its Audit Committee qualify as audit committee financial experts under Item 407(d)(5) of Regulation S-K: John Kennedy, Eric Hardmeyer, Johnny Danos, Labh Hira, and Dale Oberkfell. Refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence” for details on our director independence. For information concerning the experience through which these individuals acquired the attributes required to be deemed financial experts, refer to the biographical information in this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis section provides information related to the administration of our executive compensation policies and programs. Our intent is to be transparent on our structure, philosophy, and approach. We believe we have historically taken a prudent and effective approach to executive compensation with practices aligned with the Finance Agency's guidance on FHLBank executive compensation.

This Compensation Discussion and Analysis includes the following parts:

i.	Compensation Philosophy - provides detail on the framework we use when making executive compensation decisions.

ii.
Elements of Executive Compensation - provides a discussion of each element of compensation payable to our named executive officers, comprised of our President and CEO (President), CFO, CCMO, CRO, and CBO (Executives), and provides greater detail on our approach, structure and practices with regard to executive compensation.

iii.
Roles and Responsibilities of the Compensation Committee and Management in Establishing Executive Compensation - provides detail on the role of the Compensation Committee and management in making executive compensation decisions and explaining why we determined executive compensation in 2010 was appropriate.

iv.	Analysis Tools the Compensation Committee Uses - provides detail on how the Compensation Committee utilizes information and tools to arrive at executive pay decisions.

v.	Compensation Decisions for Executives in 2010 - describes the compensation paid and the benefits made available to our Executives during 2010.

vi.	Benefits and Retirement Philosophy - provides detail on the retirement programs offered to Executives.

vii.	Potential Payments upon Termination or Change in Control - provides information on the termination payments and benefits that would be payable to each Executive, as applicable.

viii.	Director Compensation - provides detail on the compensation paid to the members of our Board of Directors in 2010 and the director fee schedule for 2011.

Compensation Philosophy

Our compensation philosophy, practices, and principles are an important part of our business strategy. They help to attract and retain employees with the skills and talent we need to create value for our members, which is critical to our long-term success. They also provide a framework to ensure an appropriately balanced approach to compensation through a combination of base salary, benefits, and short- and long-term cash incentive awards. Although we refine our compensation programs as economic conditions change, we strive to maintain consistency in our philosophy and approach with respect to executive compensation.

We believe our current employees and those people in our potential talent pool are highly marketable and can be attracted to opportunities across a broad spectrum of financial services businesses. Our competition for talent includes primarily commercial banks, mortgage banks, and other financial services companies, such as insurance companies.

We maintain a set of practices and principles consistent with our cooperative structure. As a member-owned cooperative, we need to deliver value to members both as customers and as shareholders. As such, we need to ensure that we offer members an attractive array of competitively priced products and services and a reasonable return on their invested capital all within a well-capitalized, prudently managed framework. We believe we have well-designed incentives that motivate employees to achieve those objectives and that those incentives should remain a component of our total compensation approach.

We have a rigorous performance and compensation management system that is aligned with Finance Agency Advisory Bulletin 2009-AB-02 (October 27, 2009), entitled Principles for Executive Compensation at the Federal Home Loan Banks and the Office of Finance.

Our executive compensation program is designed to do the following:

i.
Attract, motivate, reward, and retain experienced, highly qualified executives critical to our long-term success and enhancement of our member value. In order to understand the market and remain competitive, our Compensation Committee utilizes survey data from multiple sources as guidelines for “benchmark” comparison information. Our primary source is compensation data from the other 11 FHLBanks. We also use survey compensation data on commercial banks and mortgage banks compiled by McLagan Partners. Towers Watson provides us a competitive assessment comparing our compensation data with that obtained from the other 11 FHLBanks and the survey data compiled by McLagan Partners. See “Analysis Tools the Compensation Committee Uses” in this Item 11 for more information.

In making compensation decisions for our Executives, our Compensation Committee references the overall market median for similar positions as identified in the FHLBank data and in the McLagan Partners executive compensation survey. However, we will pay above or below this level based on actual performance of the Bank, the actual performance of each Executive, the Executive's experience, and how well the survey data pool matches the roles our Executives serve at the Bank.

ii.
Link executive pay to Bank and individual performance in a way that does not encourage unnecessary or excessive risk to the Bank. The primary interest of our members is that we remain a reliable source of funding and liquidity. Members expect a reasonable return on their invested capital, but they also expect the Bank to protect the par value of their invested capital. Thus, it is important that we link executive pay not only to the Bank's profitability, as measured by the return to shareholders, but also to other components of success, such as service to the members, operating an efficient organization, effective management of risk, and achievement of our public policy mission to support affordable housing and community development. Some of those components can be measured quantitatively, while others are measured qualitatively and are the responsibility of both individuals and teams within the Bank. However measured, all those components of success are included in our Strategic Business Plan, which is why we strive to align executive pay with our Strategic Business Plan.

One way we do this is by tying more of our Executives' incentive potential to Bank performance than to individual or team performance. We believe this philosophy corresponds with the fact that the Executives have strategic oversight for our overall performance and sustainability.

iii.
Structure the Executive's total compensation so that it consists of a balance of competitive annual base pay, annual incentives, and long-term incentives. By including long-term performance goals, we seek to motivate and reward our Executives to avoid undue risk over a longer term in achieving our objectives. Thus, a long-term incentive calibrated to the long-term value of the Bank, as measured by the EVCS, is a critical component of our compensation mix and aligns with the principles for executive compensation outlined by the Finance Agency.

Elements of Executive Compensation

Our executive compensation program is comprised of the following elements: (i) Base salary, (ii) Annual incentive, (iii) Long-term incentive, (iv) Retirement benefits, (v) Health and welfare benefits, (vi) Payments in the event of termination, and (vii) Perquisites. Each of the elements is discussed in more detail below.

BASE SALARY

Base salary is a fixed component that is intended to provide a level of compensation necessary to attract and retain highly qualified executives and thereby have our Executives avoid unnecessary or excessive risk taking. The Compensation Committee reviews the level of base salaries annually and approves adjustments to base salaries for our President and for our other Executives based upon recommendations by our President.

Effective April 2009, we entered into new Employment Agreements with our President, CBO, CFO and CCMO. These Employment Agreements establish a minimum base salary for each Executive. Our Board authorized our President at its January 2011 meeting to enter into an Employment Agreement with the CRO in 2011. The Employment Agreement will be similar to the Employment Agreements for our other Executives and will be subject to the Finance Agency's review. For further information regarding base salary see the narrative discussion following the “Summary Compensation Table" in this Item 11.

ANNUAL INCENTIVE PLAN (AIP)

Our Executives are eligible for an annual cash incentive under our AIP. In 2010, the incentive was based on quantitative and qualitative factors for our Bank-wide goals, which were focused on business with our members, profitability, long-term value, and risk management (Part I Goals), as well as subjective factors based on individual performance and achievement of individual and team goals that are generally linked to our 2010 Strategic Business Plan (Part II Goals).

A long-term value measure was added as a new component to the Part I Goals for 2010. This goal is measured by our EVCS, which is the present value of all future cash flows and reflects the long-term value of the organization. In order for us to fulfill our cooperative mission long-term, we must manage risk prudently and preserve the par value of our capital stock. We establish EVCS thresholds to ensure we protect the long-term value of the Bank.

The 2010 AIP award opportunity for our President ranges from 0 to 50 percent of base salary with a target of 37.5 percent and ranges from 0 to 40 percent of base salary with a target of 30 percent for our other Executives. These award opportunities are determined based upon a review of survey data and how our Executives' total compensation (base salary, annual incentive, and long-term incentive) compares to the data. For more information relating to AIP payout ranges see “Establishment of Pay Targets and Ranges" in this Item 11.

Part I Goals are weighted at 60 percent and Part II Goals are weighted at 40 percent. These weightings are determined by the Compensation Committee and are based upon the need for our Executives to focus on our short- and long-term performance. Because the Part I goals are tied directly to those measures of performance deemed important to our short- and long-term performance, more weighting is given to the Part I goals. However, we believe that accomplishing the Part II goals is also important as they tie to our Strategic Business Plan. Nevertheless, these goals are subjective in nature and therefore the Compensation Committee places less weight on the Part II goals. For more information relating to the Part I and Part II goals see “Establishment of Performance Measures for the AIP and LTIP" in this Item 11.

LONG-TERM INCENTIVE PLAN (LTIP)

Our Executives are eligible for a long-term cash incentive in 2010 that is deferred for three years, meaning that the right to receive payment will vest in 2012 but will not be paid until 2013. In 2010, the long-term incentive award opportunity was based upon the same Part I Goals included in the AIP but with the payout in 2013 dependent upon our EVCS in 2012. We believe tying the amount of the award to the change in the level of our EVCS ensures that our Executives continue to operate the Bank in a profitable, prudent manner. It also seeks to discourage our Executives from taking short-term measures in 2010 that may secure a long-term incentive award payable in 2013 if it would be detrimental to the Bank in the long-term.

The 2010 long-term incentive awards for our Executives are targeted at 25 percent of base salary and range from 0 to 37.5 percent of base salary. These targets are determined based upon a review of the survey data and how our Executives' total compensation compares to the data. For more information relating to actual AIP and LTIP awards see “Components of 2010 Non-Equity Incentive Plan Compensation" in this Item 11.

RETIREMENT BENEFITS

Our Executives participate in the Defined Benefit Plan (DB Plan) and the Pentegra Defined Contribution Plan for Financial Institutions (DC Plan) to the same extent as our other employees. In addition, our Executives participate in the Benefit Equalization Plan (BEP), which is a non-qualified plan that allows them to receive amounts they would have been entitled to receive under the DB Plan and the DC Plan had the plans not been subject to Internal Revenue Code contribution limitations.

HEALTH AND WELFARE BENEFITS

Our Executives are eligible for the same medical, dental, and life insurance, and other benefits available to all our full-time employees.

PAYMENTS IN THE EVENT OF TERMINATION

The Employment Agreements we entered into with our President, CBO, CFO, and the CCMO in April 2009, provide for payments in the event of termination based on certain triggering events. For additional details see “Potential Payments Upon Termination or Change in Control" in this Item 11.

PERQUISITES

Our Executives are eligible to receive perquisites in the form of financial planning assistance. In addition, our President receives a monthly car allowance. These perquisites are provided to Executives as a convenience associated with their overall duties and responsibilities and are considered based upon a review of survey data.

FINANCE AGENCY OVERSIGHT - EXECUTIVE COMPENSATION

Section 1113 of the Housing Act amended the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (the Housing Enterprises Act) and requires the Director of the Finance Agency to prohibit any FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. On June 5, 2009, the Finance Agency published a proposed regulation designed to implement these statutory requirements. The proposed regulation covers compensation payable to members of an FHLBank's senior executive team and defines reasonable and comparable compensation. “Reasonable” compensation, taken in total or in part, would be customary and appropriate for the position based on a review of relevant factors, which include the unique duties and responsibilities of the executive's position. “Comparable” compensation, taken in total or in part, does not materially exceed benefits paid at similar institutions for similar duties and responsibilities. Comparable benefit levels are considered to be at or below the median compensation for a given position at similar institutions (i.e., those institutions that are similar in size, complexity and function). In addition, under the proposed regulation, the Director of the Finance Agency would have authority to approve certain compensation and termination benefits. The comment period on this proposed regulation closed August 4, 2009. A final regulation has not been issued.

On October 27, 2009, the Finance Agency issued a bulletin entitled Principles for Executive Compensation at the Federal Home Loan Banks and the Office of Finance, which established certain principles for executive compensation at the FHLBanks and the Office of Finance. These principles include:

i.	executive compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions;

ii.	executive compensation should be consistent with sound risk management and preservation of the par value of the FHLBank's capital stock;

iii.
a significant percentage of an executive's incentive based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and

iv.	the Board of Directors should promote accountability and transparency in the process of setting compensation.

Beginning in November 2008, the FHLBanks were directed to provide all compensation actions affecting their five most highly compensated officers to the Finance Agency for prior review. Accordingly, following our Board of Directors' January 2011 meeting, we submitted the amounts of annual incentive awards and long-term incentive awards to the Finance Agency for its review and received a "no objection" letter to the amounts of the annual and long-term incentive awards for our executives. We also submitted 2011 merit increases to base salaries for our Executives and are waiting to receive a "no objection" response.

Roles and Responsibilities of the Compensation Committee and Management in Establishing Executive Compensation

The Compensation Committee approves all compensation decisions for our Executives. Any employment or severance agreement for our President is also approved by the Board of Directors. Throughout the year, the Compensation Committee reviews our Part I Goals and achievement levels. When final numbers for a calendar year are determined and audited, the Compensation Committee reviews the performance results to determine if our performance targets have been achieved for purposes of making compensation decisions for our Executives. The Compensation Committee also determines the compensation awards tied to our Part II Goals for our President and approves them for our other Executives based on recommendations made by our President.

Our President makes recommendations to the Compensation Committee concerning all elements of compensation for our other Executives. Throughout the year, our President and Compensation Committee review, on an informal basis, the performance of our other Executives, future management changes, and other matters relating to compensation.

Merit increases and Part II AIP compensation decisions are based upon an evaluation of an individual's overall performance and not solely on a statistical or formula analysis of particular results or criterion. It seeks to consider overall performance in the areas of key job responsibilities, our shared values, individual goals, and/or strategic business plan responsibilities established for the year. Because of our size, the number of Executives involved, and our President's history with the executive team, our President recommends merit increases and Part II AIP compensation payouts for the other Executives to the Compensation Committee. The Board of Directors completes an evaluation of our President's performance and the Compensation Committee recommends compensation for our President to the Board of Directors.

Analysis Tools the Compensation Committee Uses

The Compensation Committee uses (i) tally sheets, (ii) McLagan Partners executive compensation benchmarking survey data, and (iii) a competitive assessment by Towers Watson to evaluate whether the objectives of our executive compensation program are being met.

TALLY SHEETS

Tally sheets assist the Compensation Committee by showing total compensation payable to our Executives, including the amounts, if any, payable to our Executives in the event of termination and/or change in control. Tally sheets, together with the total compensation data from the McLagan survey data and the competitive assessment by Towers Watson, help to provide the Board of Directors a complete picture of how all principal elements comprise total compensation.

MCLAGAN PARTNERS EXECUTIVE COMPENSATION BENCHMARKING SURVEY DATA

We engage McLagan Partners on an annual basis to provide us with an updated analysis of the compensation of our Executives compared to similar positions in commercial banks, mortgage banks, and the FHLBank System. When using commercial bank and mortgage bank comparisons, our Executives are compared to divisional positions. For example, a divisional CFO role is compared to our CFO role versus the overall commercial bank CFO role which is larger and broader in scope and responsibility.

When comparing our Executive roles to those of the FHLBank System, we compare the positions to the same position within the FHLBanks. For example, our CFO role is compared to other CFO roles in the FHLBank System.

COMPETITIVE ASSESSMENT BY TOWERS WATSON

The Compensation Committee engaged Towers Watson to provide it with guidance and counsel on executive compensation matters involving our Executives. As part of their consultation services to the Compensation Committee, Towers Watson primarily analyzed the comparative position of the total compensation of our Executives to the data from the FHLBank System. Towers Watson's process included a regression analysis that predicted compensation levels for our Executives based on our asset and member size compared to the pay practices observed at the other FHLBanks. We used a range of plus or minus 20 percent around the predicted levels of pay (based on asset and member sizes) as an estimate of FHLBank market pay ranges for our Executives. Our relatively high membership indicates a level of complexity that is considered when making individual pay decisions especially for our President and CBO positions in the Bank.

Compensation Decisions for Executives in 2010

How we compensate our Executives sets the tone for how we administer pay throughout the entire Bank. For 2010, our Compensation Committee considered numerous factors (including those previously highlighted) before deciding on the appropriate compensation for our Executives, in the context of the current business, operating, and regulatory environment.

BASE SALARY LEVELS

The Compensation Committee followed its practice of adjusting base salaries after a review of individual performance and current compensation of our Executives compared to survey data. The Compensation Committee approved increases for our Executives effective March 1, 2010, and following review by our regulator. Base salaries were as follows for each Executive in 2010 and 2009:

Named Executive	2010 Base Salary	2009 Base Salary	Percent Change
Richard S. Swanson	$600,000	$584,100	3%
Steven T. Schuler	$305,000	$294,100	4%
Edward J. McGreen	$305,000	$293,900	4%
Dusan Stojanovic	$250,000	$240,000	4%
Michael L. Wilson	$400,000	$390,000	3%

The Compensation Committee determined increases in base salary for 2010 were appropriate for each of our Executives based on (i) their individual performance and contributions to the Bank, (ii) a review of the compensation data paid by other FHLBanks, (iii) a review of the McLagan Partners executive compensation survey data, and (iv) the decision of our Executives to forego salary increases in 2009 at their discretion.

AIP AND LTIP

At its January 2011 meeting, the Compensation Committee made decisions on our Executives' annual and long-term incentives for the 2010 performance year based on the pay targets, ranges, and performance measures established by the Board of Directors for 2010. The following information provides additional details on the decisions the Compensation Committee made and how they arrived at those decisions.

ESTABLISHMENT OF PAY TARGETS AND RANGES

AIP and LTIP pay targets established for each Executive take into consideration total compensation practices (base salary, annual incentives, long-term incentives, and benefits) of the survey data with emphasis placed on the FHLBank System regression analysis. Our Executives are assigned target award opportunities, stated as percentages of base salary, under the AIP and the LTIP. The target award opportunities correspond to determinations made by the Compensation Committee and our President on each Executive's level of responsibility and ability to contribute to and influence our overall performance. Awards are paid to our Executives based upon the achievement level of Part I goals and upon a subjective determination by the Compensation Committee for our President and by our President for our other Executives regarding individual performance and achievement of Part II goals.

The incentive compensation award opportunities under the AIP and LTIP for our Executives for 2010 were a percent of base salary as follows:

Executive	Incentive Plan	Threshold percent of base salary	Target percent of base salary	Maximum percent of base salary
Richard S. Swanson	AIP	25.0%	37.5%	50.0%
	LTIP	12.5%	25.0%	37.5%
Steven T. Schuler	AIP	20.0%	30.0%	40.0%
	LTIP	12.5%	25.0%	37.5%
Edward J. McGreen	AIP	20.0%	30.0%	40.0%
	LTIP	12.5%	25.0%	37.5%
Dusan Stojanovic	AIP	20.0%	30.0%	40.0%
	LTIP	12.5%	25.0%	37.5%
Michael L. Wilson	AIP	20.0%	30.0%	40.0%
	LTIP	12.5%	25.0%	37.5%

ESTABLISHMENT OF PERFORMANCE MEASURES FOR THE AIP AND LTIP

In February 2010, the Compensation Committee and the Board of Directors approved the following Part I Bank-wide goals:

i.	Business with Members as measured by Member Borrowing Penetration, Member Product Usage, Business with Creditworthy Members, and Customer Satisfaction.

ii.
Profitability as measured by Net Interest Spread (NIS) and the spread between Adjusted Return on Capital Stock (AROCS) and average 3-month LIBOR. NIS measures our core earnings potential, while the spread between AROCS and average 3-month LIBOR is a proxy for efficiency and potential return to shareholders.

iii.	Long-term Value as measured by EVCS averaged over the year.

iv.	Risk Management as measured by compliance with internal control requirements (SOX 404 status) and the Quality of Risk Management as assessed by the Board of Director's Risk Committee.

When establishing the Part I AIP performance goals, the Compensation Committee and the Board of Directors anticipate that we will successfully achieve the target level of performance. The target level is aligned with objectives contained in the overall Strategic Business Plan and is expected to be reasonably achievable. The maximum level provides a goal that is anticipated to be more challenging to reach, based on the previous year's performance results and current market conditions. The Part I incentive awards are paid based on the actual results we achieve. The weightings for each goal area are determined by the Bank's Strategic Business Plan and areas of key focus, such as delivering member value and managing risk, which includes the long-term value.

Part II goals in the AIP for our Executives generally link to action plans in our 2010 Strategic Business Plan. Action plans are designed to help us accomplish our goals. For further details see the narrative discussion following “AIP and LTIP Part II Performance Goals" in this Item 11.

The goals and targeted achievement levels of the 2010 LTIP are the same as the Part I goals of the 2010 AIP. There are no Part II goals in the LTIP. The outcome of the LTIP goals in 2010 establishes a potential award to LTIP participants payable in 2013, subject to Compensation Committee approval. The amount of the award paid in 2013 will depend, however, on our EVCS in 2012. EVCS is one of our key risk metrics with thresholds established to ensure we protect the long-term value of the Bank. It is included in our ERMP and is reported in our periodic SEC filings. For EVCS results see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Risk Management — Market Risk — Economic Value of Capital Stock."

On a regular basis during 2010, management provided an update to the Compensation Committee on the status of performance relative to Part I Bank-wide goals. The following table provides the 2010 AIP and LTIP Part I Bank-wide goals approved by the Board of Directors in February 2010 as well as our performance results for 2010:

2010 Bank-wide Part I Goals	Results as of December 31, 2010	Threshold	Target	Maximum
Business with Members (40% Total Weight)
Member Borrowing Penetration (10%)	70.06%	66.00%	69.00%	72.00%
Member Product Usage Index (“Touch Points”) (10%)	2.38	1.80	2.10	2.40
Advance+LOCs to Assets Ratio with Creditworthy Members Less Large Volatile Accounts (10%)	5.65%	5.00%	5.40%	5.80%
Member Satisfaction (10%)	95% “satisfied” with 70% Very Satisfied	At Least 85% “satisfied”	At Least 88% “satisfied”	At least 91% “satisfied” with 70% Very Satisfied
Profitability (25% Total Weight)
Spread Between AROCS and Average 3-month LIBOR (15%)		3.00%	3.50%	4.00%
Including prepayment fees	11.43%
Excluding prepayment fees	6.03%
Net Interest Spread (10%)		0.20%	0.25%	0.30%
Including prepayment fees	0.59%
Excluding prepayment fees	0.31%
Long-Term Value (15% Total Weight)
EVCS measured quarterly and averaged at year-end (15%)	117.0	>=100	>=103	NA
Risk Management (20% Total Weight)
Sox 404 Status: No Material Weaknesses or Significant Deficiencies for fiscal year 2010 (10%)	Target	If there is no material weakness or significant deficiency, payout on this goal will be at “target”; otherwise, there will be no payout on this goal
Overall Quality of Risk Management (10%)	Target	As Determined by the Board of Director's Risk Committee

Throughout the year, management reported profitability results to the Compensation Committee with and without the inclusion of advance prepayment fees. Under the current plan, AROCS is defined as average capital stock divided by GAAP net income excluding certain extraordinary items over which management has little control (e.g., FAS 133 volatility) and expenses incurred to extinguish high-cost debt. In previous years, prepayment fee income on advances for which management has little control was not excluded since it was not a significant income item. However, during 2010, prepayment fees, net of fair value hedging adjustments, amounted to $174.0 million compared to $10.3 million in 2009. The Compensation Committee decided it would make a determination at the end of the year on whether to include or exclude prepayment fees from the calculation of the Part I profitability metrics. Our year-end results with and without the prepayment fees exceeded the maximum level of achievement, and as such, the Compensation Committee did not exclude the prepayment fees or make any other changes to the profitability goals and/or achievement levels established in February 2010.

AIP AND LTIP PART II PERFORMANCE GOALS

Part II AIP performance goals for our Executives are established by our Executives and our President based on the strategic imperatives and action steps outlined in the Strategic Business Plan for which each Executive is responsible. Each Executive has primary responsibility for setting, implementing, executing, and achieving the action items associated with one or more strategic imperatives as outlined in the Strategic Business Plan. Performance ratings for the Executives are based on their contribution and accomplishment of strategic imperatives, the Bank-wide goals, the Bank's shared values, and each Executive's overall job performance.

The 2010 to 2012 Strategic Business Plan was approved by the Board of Directors in December 2009 and included the following strategic imperatives for which strategies and action steps were developed that formed the basis for Part II goals:

i.	Deliver Member Value

ii.	Ensure a Sustainable Business Model for the Long Term

iii.	Manage Risk Prudently in a Dynamic, Volatile Market

iv.	Provide Strategic Leadership for a High Performing Organization

The Part II AIP performance goals for our President are established by our President and the Board of Directors in a similar manner as outlined above for our other four Executives. As with each of the other Executives, our President also has responsibility for setting, implementing, executing, and achieving the overall Strategic Business Plan action items associated with one or more strategic imperatives outlined in the Strategic Business Plan. Performance ratings for our President are subjectively determined based on his contribution to our success, accomplishment of his role responsibilities, our shared values, strategic responsibilities tied to the Strategic Business Plan, and his overall job performance.

2010 AIP AND LTIP PERFORMANCE RESULTS

In January 2011, the Compensation Committee reviewed results of the annual performance evaluation of our President conducted by the Board of Directors. Based on this review, the Compensation Committee determined our President had exceeded expectations on the strategic imperatives and overall job performance goals established for Part II of the AIP. In conjunction with our achievement of Part I performance goals under the AIP, the Compensation Committee awarded our President the amounts identified in the chart below.

Additionally, our President reviewed the performance of each of our other four Executives with the Compensation Committee in January 2011. The President determined that each of the other Executives had met or exceeded expectations on their respective strategic imperatives and job performance goals established for Part II of the AIP. In conjunction with our achievement of Part I performance goals under the AIP at 114 percent of target, the Compensation Committee awarded each Executive the amounts identified in the chart below.

Named Executive	Part I Award	Part II Award	Total AIP Award	Percent of Base Salary
Richard S. Swanson	$159,400	$110,000	$269,400	44.90%
Steven T. Schuler	64,823	42,700	107,523	35.25
Edward J. McGreen	64,823	36,600	101,423	33.25
Dusan Stojanovic	53,133	32,500	85,633	34.25
Michael L. Wilson	85,013	56,000	141,013	35.25

The following table provides compensation information for the years ended December 31, 2010, 2009 and 2008 for our 2010 Executives.

Summary Compensation Table
Name and Principal Position	Year	Salary[1]	Bonus	Non-Equity Incentive Plan Compensation[2]	Changes in Pension Value and Nonqualified Deferred Compensation Earnings[3]	All Other Compensation[4]	Total
Richard S. Swanson, President and Chief Executive Officer	2010	$597,350	$—	$460,066	$308,000	$55,545	$1,420,961
	2009	584,100	—	440,604	234,000	46,624	1,305,328
	2008	584,100	—	416,172	182,000	41,627	1,223,899
Steven T. Schuler, Chief Financial Officer	2010	303,183	—	204,445	128,000	22,095	657,723
	2009	294,100	—	168,067	102,000	14,763	578,930
	2008	285,933	—	167,049	68,000	11,825	532,807
Edward J. McGreen, Chief Capital Markets Officer	2010	303,150	—	198,345	89,000	24,274	614,769
	2009	293,900	—	276,732	64,000	23,231	657,863
	2008	292,017	—	166,935	38,000	18,008	514,960
Dusan Stojanovic, Chief Risk Officer[5]	2010	248,333	—	165,078	48,000	12,588	473,999
	2009	220,667	—	100,547	26,000	35,587	382,801
Michael L. Wilson, Chief Business Officer	2010	398,333	—	268,124	217,000	32,361	915,818
	2009	390,000	—	225,470	213,000	31,397	859,867
	2008	390,000	—	223,080	126,000	32,105	771,185

1	While our Executives received no salary increases in 2009, the increase shown in salary from 2008 to 2009 reflects the 2008 merit increase which was effective March 1, 2008 through March 1, 2009.
2	The components of this column for 2010 are provided in the “Components of 2010 Non-Equity Incentive Plan Compensation” table below.
3	Represents change in value of pension benefits only. All earnings on non-qualified deferred compensation are at the market rate.
4	The components of this column for 2010 are provided in the “Components of 2010 All Other Compensation” table below.
5	Mr. Stojanovic was promoted to the position of Chief Risk Officer on July 1, 2009 with an annual salary of $240,000 as of that date. Previously he served as our Financial Risk Officer.

COMPONENTS OF 2010 NON-EQUITY INCENTIVE PLAN COMPENSATION

Named Executive	Annual Incentive Plan	Long Term Incentive Plan[1]
Richard S. Swanson	$269,400	$190,666
Steven T. Schuler	107,523	96,922
Edward J. McGreen	101,423	96,922
Dusan Stojanovic	85,633	79,444
Michael L. Wilson	141,013	127,111

1
These awards were earned as of December 31, 2010, but are not payable until early 2013 and remain subject to modification and forfeiture under the terms of the LTIP. For more information see “Elements of Executive Compensation — Long-Term Incentive Plan" in this Item 11.

COMPONENTS OF 2010 ALL OTHER COMPENSATION

	Bank Contributions to Vested Defined Contribution Plans
Named Executive	401(k)/Thrift Plan	Non-qualified Deferred Compensation Plan (BEP)	Car Allowance	Financial Planning
Richard S. Swanson	$10,631	$32,414	$9,000	$3,500
Steven T. Schuler	10,645	9,450	—	2,000
Edward J. McGreen	14,180	10,094	—	—
Dusan Stojanovic	6,263	6,325	—	—
Michael L. Wilson	14,190	18,170	—	—

The following table provides estimated potential payouts under our AIP and LTIP of non-equity incentive plan awards:

2010 Grants of Plan-Based Awards
		Estimated Potential Payouts Under Non-Equity Incentive Plan
Named Executive	Plan	Threshold	Target	Maximum
Richard S. Swanson	AIP	$150,000	$225,000	$300,000
	LTIP	75,000	150,000	225,000
Steven T. Schuler	AIP	61,000	91,500	122,000
	LTIP	38,125	76,250	114,375
Edward J. McGreen	AIP	61,000	91,500	122,000
	LTIP	38,125	76,250	114,375
Dusan Stojanovic	AIP	50,000	75,000	100,000
	LTIP	31,250	62,500	93,750
Michael L. Wilson	AIP	80,000	120,000	160,000
	LTIP	50,000	100,000	150,000

Effective April 17, 2009, we entered into new Employment Agreements with our President, CBO, CFO, and CCMO that superseded all prior agreements relating to such Executive's employment. Each Employment Agreement is available as an exhibit to the report on Form 8-K filed on April 20, 2009.

Each of the Employment Agreements provides that we shall initially pay each of our President, CBO, CFO, and CCMO an annualized base salary of not less than the amount set forth in the respective agreement and that such Executive's salary is subject to annual review. However, each of our President, CBO, CFO, and CCMO's salary may only be adjusted upward from the 2009 salary as a result of such review and may not be adjusted downward unless such downward adjustment is part of a nondiscriminatory cost reduction plan applicable to our total compensation budget.

Additionally, the respective agreements provide that each of our President, CBO, CFO, and CCMO is entitled to participate in the AIP and the LTIP. Each agreement provides that the incentive targets for the AIP and LTIP are to be established by our Board of Directors and that the target for the AIP shall not be set lower than the designated percentage of base salary set forth in the Employment Agreement unless such reduced target is part of a nondiscriminatory cost reduction plan applicable to our total compensation budget. The Employment Agreements further provide that each of our President, CBO, CFO, and CCMO is entitled to participate in the BEP, and in all pension, 401(k), and similar benefit plans that we offer. In addition, the Employment Agreement with our President establishes a BEP that provides, beginning June 1, 2009, comparable benefits to Mr. Swanson as if he were fully vested under our pension plan.

Our CRO does not currently have an Employment Agreement. He is an at-will employee whose compensation is determined by our President and Compensation Committee. He is eligible to participate in our AIP and LTIP in accordance with the terms of the plans on the same terms as our other eligible employees.

Refer to the discussion of AIP and LTIP under “2010 AIP and LTIP Performance Results” in this Item 11 for additional information on the levels of awards under each plan. Actual award amounts granted for the year ended December 31, 2010 are included in the non-equity incentive plan compensation column under the “Summary Compensation Table” in this Item 11.

The payout of AIP awards are subject to the Executives achieving a performance level of “meets expectations” or higher evaluation subjectively determined by the Compensation Committee or President, as applicable, and not being subject to any disciplinary action or probationary status at the time of payout. Furthermore, if an Executive fails to comply with regulatory requirements or standards, internal control standards, the standards of his profession or any internal Bank standard, or fails to perform responsibilities assigned under our Strategic Business Plan, the Compensation Committee may determine the Executive is not eligible to receive all or any part of the AIP award payout depending on the severity of the failure, as determined by the Compensation Committee.

Under the LTIP, the Compensation Committee may determine an Executive is not eligible to receive all or any part of the LTIP if an Executive (i) has not achieved a performance level of “meets expectations” or higher evaluation of overall performance for any plan year during a performance period; (ii) has not achieved a “meets expectations” or higher evaluation of overall performance at the time of payout; (iii) is subject to any disciplinary action or probationary status at the time of payout; or (iv) fails to comply with regulatory requirements or standards, internal control standards, the standards of his profession or any internal standard, or fails to perform responsibilities assigned under our Strategic Business Plan.

Each respective Employment Agreement provides that either we or each of our President, CBO, CFO, and CCMO may terminate the agreement for any reason other than for good reason or cause on 90 days written notice to the other party. Upon certain triggering events, the Executive may be entitled to payments upon termination or change in control. See “Potential Payments Upon Termination or Change in Control" in this Item 11 for more information.

Benefits and Retirement Philosophy

We consider benefits to be an important aspect of our ability to hire and retain qualified employees and therefore we design our programs to be competitive with other financial services businesses. The following is a summary of the retirement benefits our Executives receive.

QUALIFIED DEFINED BENEFIT PLAN

All employees who have met the eligibility requirements participate in our DB Plan, administered by Pentegra, which is a tax-qualified multiple-employer defined-benefit plan. The plan requires no employee contributions. All of our Executives participate in the DB Plan.

The pension benefits payable under the DB Plan are determined under a pre-established formula that provides a retirement benefit payable at age 65 or normal retirement under the DB Plan. The benefit formula is 2.25 percent per each year of the benefit service multiplied by the highest three consecutive years' average compensation. Average compensation is defined as the total taxable compensation as reported on the IRS Form W-2. In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan. Upon termination of employment prior to age 65, participants meeting the five-year vesting and age 55 early retirement eligibility criteria are entitled to an early retirement benefit. The regular form of retirement benefits provides a single life annuity, with a guaranteed 12-year payment, or additional payment options are also available. The benefits are not subject to offset for Social Security or any other retirement benefits received.

In November 2010, the Compensation Committee approved an additional amendment to our DB Plan. New employees, including any Executive hired on or after January 1, 2011, will no longer be eligible to participate in our DB Plan. In place of the DB Plan, new hires will receive an enhanced Defined Contribution Plan (DC Plan) that includes a four percent contribution at year-end and vests in three years. Our cost savings will be longer-term as DB Plan participation declines. In addition, the costs of the retirement plans will become more predictable over time and subject to less volatility.

NON-QUALIFIED DEFINED BENEFIT PLAN

Our Executives are eligible to participate in the defined benefit component of our BEP (BEP DB Plan), an unfunded, non-qualified pension plan that is similar to the DB Plan.

In determining whether a restoration of retirement benefits is due to our executives, the BEP DB Plan utilizes the identical benefit formulas applicable to our DB Plan; however, the BEP DB Plan does not limit the annual earnings or benefits of our executives. Rather, if the benefits payable from the DB Plan have been reduced or otherwise limited, our Executives' lost benefits are payable under the terms of the BEP DB Plan. As a non-qualified plan, the benefits received from the BEP DB Plan do not receive the same tax treatment and funding protection as with our qualified plans. Payment options under the BEP DB Plan include a lump-sum distribution, annuity payments, or installment payment options.

CURRENT ACCRUED RETIREMENT BENEFITS

The following table provides the present value of the current accrued benefits payable to our Executives upon retirement at age 65 from the DB Plan and the BEP DB Plan, and is calculated in accordance with the formula currently in effect for specified years-of-service and remuneration for participating in both plans. For pension plan purposes, prior membership in the Pentegra DB Plan is included in the Number of Years of Credited Service. Assets under the prior membership are transferred to the current plan. Prior service credit is not included in the Number of Years of Credited Service under the BEP DB plan. Prior service does allow for immediate enrollment in the plan. Our pension benefits do not include any reduction for a participant's Social Security benefits. The vesting period for the pension plans is five years, however our President negotiated an accelerated vesting schedule of the BEP DB Plan. See “Item 8. Financial Statements and Supplementary Data — Note 18 — Pension and Post Retirement Benefits” for details regarding valuation method and assumptions.

2010 Pension Table
Named Executive	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit
Richard S. Swanson	Pentegra DB Plan	3.58	$216,000
	BEP DB Plan	3.58	577,000
Steven T. Schuler	Pentegra DB Plan	3.25	184,000
	BEP DB Plan	3.25	124,000
Edward J. McGreen	Pentegra DB Plan	5.08	126,000
	BEP DB Plan	5.08	102,000
Michael L. Wilson[1]	Pentegra DB Plan	15.92	597,000
	BEP DB Plan	4.33	238,000
Dusan Stojanovic	Pentegra DB Plan	1.75	63,000
	BEP DB Plan	1.75	11,000

1    Mr. Wilson has 4.33 years of credited service with the FHLBank of Des Moines and 11.59 years of prior service credit with the FHLBank of Boston under the Pentegra DB Plan.

QUALIFIED DEFINED CONTRIBUTION PLAN

All employees who have met the eligibility requirements may elect to participate in our DC Plan, a retirement savings plan qualified under the Internal Revenue Code. We match employee contributions based on the length of service and the amount of employee contributions to the DC Plan. Based on an employee contribution of six percent, the matching contribution begins at three percent of eligible compensation upon completion of one year of employment and increases to four and a half percent of eligible compensation upon completion of three years of employment with a maximum of six percent of eligible compensation upon completion of five years of employment. Eligible compensation is defined as base salary.

In November 2010, the Compensation Committee approved an amendment to the DC Plan. The amendment authorizes employees (including Executives) hired on or after January 1, 2011, to receive a match on employee contributions at 100 percent up to six percent of eligible compensation. Employees are eligible for the match immediately and all matching contributions are immediately 100 percent vested. All current employees, including our Executives, are eligible for a matching contribution of 100 percent up to six percent of eligible compensation effective January 1, 2011.

In addition, the amendment includes that new employees hired on or after January 1, 2011, will receive an additional four percent contribution of eligible compensation to the DC Plan at the end of each calendar year. Vesting in the additional four percent DC Plan contribution is 100 percent at three years of service.

NON-QUALIFIED DEFINED CONTRIBUTION PLAN

Our Executives are eligible to participate in the defined contribution component of the BEP (BEP DC Plan), a non-qualified defined contribution plan that is the same as the DC Plan. The BEP DC Plan ensures, among other things, that participants whose benefits under the DC Plan would otherwise be restricted by certain provisions of the Internal Revenue Code are able to make elective pretax deferrals and to receive a matching contribution relating to such deferrals. The investment returns credited to a participating Executive's account are at the market rate for the selected investment. Aggregate earnings are calculated by subtracting the 2009 year end balance from the 2010 year end balance less the Executive's and Bank contributions.

2010 Non-Qualified Deferred Compensation Table
Named Executive	Executive Contributions In Last FY1	Registrant Contributions In Last FY2	Aggregate Withdrawals In Last FY	Aggregate Earnings In Last FY	Aggregate Balance At Last FY
Richard S. Swanson	$51,162	$27,740	$358,752	$10	$78,903
Steven T. Schuler	40,251	7,468	—	19,684	166,672
Edward J. McGreen	27,460	13,279	—	81,667	515,341
Dusan Stojanovic	16,865	2,170	—	2,507	21,542
Michael L. Wilson	37,213	17,706	—	20,600	213,432

1    These amounts are included in the Salary column of the “Summary Compensation Table” in this Item 11.
2    These amounts are included in the All Other Compensation column of the “Summary Compensation Table” in this Item 11.

Potential Payments Upon Termination or Change in Control

The following paragraphs set out the material terms relating to termination of each of our President, CBO, CFO, and CCMO and the compensation due to each upon termination under the current Employment Agreements. For purposes of the discussion below regarding potential payments upon termination or change in control, the following are the definitions of “Cause,” “Disability,” and “Good Reason.” These definitions are summaries and each respective Employment Agreement between us and each of our President, CBO, CFO, and CCMO sets forth the relevant definition in full. “Cause” generally means a felony conviction, a willful act committed in bad faith that materially impairs our business or goodwill, a willful act committed in bad faith that constitutes a continued failure to perform duties, or a willful violation of our Code of Ethics. “Disability” means the Executive's inability, as the result of illness or incapacity, to substantially perform his duties with reasonable accommodation. “Good Reason” generally means an assignment of duties to an Executive that are inconsistent with his position, a material diminution in his duties or responsibilities, a reduction in his base salary, or annual and long-term bonus compensation, a material change in our geographic location, or a material breach of the Employment Agreement.

If an Executive's employment is terminated by us for Cause, the Executive's death or Disability, or by the Executive without Good Reason, the Employment Agreements entitle the Executive to the following:

•	Base Salary through the date of termination.

•	Accrued but unpaid AIP for any year prior to the year of termination.

•	Accrued vacation through the date of termination.

•	All other vested benefits under the terms of our employee benefit plans, subject to the terms of such plans.

If, however, the Executive's employment is terminated by us without Cause, by the Executive for Good Reason, or as a result of a merger or change in control, in addition to the above the Executive is entitled to severance payments equal to a certain number times the Executive's base salary as described for each Executive as follows:

•	Two times the annual base salary for the President and one times the annual base salary for the CBO, CFO, and CCMO.

•	One times the Executive's target AIP award in effect for the calendar year in which the date of termination occurs.

•	The AIP award for the calendar year in which the date of termination occurs and prorated for the portion of the calendar year in which the Executive was employed.

•	The unpaid LTIP award for any performance period (as such term is defined under our LTIP) ending prior to the year in which the date of termination occurs.

•	A pro-rated LTIP award for any LTIP awards for which the performance period has not ended as of the date of termination.

•
State of Iowa benefits continuation, provided that we will continue paying our portion of the medical and/or dental insurance premiums for the Executive for the one year period following the date of termination.

The AIP and LTIP awards would be paid at target for individual/team goals and based on the calendar year actual results for Bank-wide goals, and would be paid at the regular time that such payments are made to all employees enrolled in the plans. The base salary amount, the AIP award for the calendar year in which the date of termination occurs, and the unpaid LTIP award for any performance period ending prior to the year in which the date of termination occurs would be paid in lump sum within ten days following the Executive executing a release of claims against us, which would entitle him to the payments described.

Assuming one or more of these triggering events for the receipt of termination payments occurred as of December 31, 2010, the total amounts payable to our Executives are outlined in the table below:

Named Executive	Severance Pay	AIP	LTIP	Accrued/Unpaid Vacation[1]	Total
Richard S. Swanson	$1,200,000	$494,400	$333,084	$79,810	$2,107,294
Steven T. Schuler	305,000	199,023	136,954	35,486	676,463
Edward J. McGreen	305,000	192,923	172,568	5,621	676,112
Michael L. Wilson	400,000	261,013	181,834	25,638	868,485

1    This amount is paid in a lump sum upon termination.

Director Compensation

During 2010, the Board of Directors held eight in-person board meetings and 35 in-person committee meetings. In addition, there were four telephonic Board of Director meetings and 14 telephonic committee meetings held throughout the year. Pursuant to our 2010 Director Fee Policy, Directors shall receive one quarter of the total compensation fee following the end of each calendar quarter. If it is determined at the end of the calendar year that a Director has attended less than 75 percent of the meetings the Director was required to attend during the year, the Director will not receive one quarter of the annual compensation he would have received. Furthermore, the Board of Directors reserves the right to make appropriate adjustments in the payments to any Director who regularly fails to attend Board of Director meetings or meetings of Committees on which the Director serves, or who consistently demonstrates a lack of participation in or preparation for such meetings.

The total expenses paid on behalf of the Board of Directors for travel and other reimbursed expenses for 2010 was $0.2 million and annual compensation paid to the Board of Directors, by position, for 2010 was as follows:

Board of Director Position	2010
Chair	$60,000
Vice Chair	55,000
Audit Committee Chair	55,000
Committee Chairs	50,000
Other Directors	45,000

Under the BEP DC Plan the Directors may defer and contribute a portion of their director's fees to the plan and self-direct investment elections into one or more investment funds. The investment returns credited to a participating Director's account are at the market rate for the selected investment. We do not contribute to the plan on behalf of the Directors. During 2010, one of the Directors opted to participate in the BEP DC Plan.

In January 2011, the Compensation Committee approved the Director Fee Policy for 2011. Under the policy, the 2011 Director compensation fees have increased from 2010 and the annual aggregate fees by position are as follows:

Board of Director Position	2011
Chair	$75,000
Vice Chair	65,000
Audit Committee Chair	60,000
Committee Chairs	55,000
Other Directors	50,000

The following table sets forth each Director's compensation for the year ended December 31, 2010:

Director Name	Fees Earned Or Paid In Cash
Michael J. Guttau, Chair	$60,000
Dale E. Oberkfell, Vice Chair	55,000
Johnny A. Danos	50,000
Gerald D. Eid	45,000
Michael J. Finley	45,000
Van Dusen Fishback	45,000
David R. Frauenshuh[1]	33,750
Chris D. Grimm	45,000
Eric Hardmeyer	55,000
Labh S. Hira	50,000
John F. Kennedy Sr.	45,000
Clair J. Lensing	45,000
Dennis A. Lind	50,000
Paula R. Meyer	50,000
John H. Robinson	45,000
Joseph C. Stewart III	45,000

1    Frauenshuh's Director compensation was reduced due to his inability to attend 75 percent of the 2010 meetings.

Compensation Committee Report

The Compensation Committee of the Board of Directors furnished the following report for inclusion in this annual report on Form 10-K:

The Compensation Committee reviewed and discussed the 2010 Compensation Discussion and Analysis set forth above with the Bank's management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K. The Compensation Committee includes the following individuals:

2010 Human Resources and Compensation Committee
Dennis A. Lind, Chair
John H. Robinson, Vice Chair
Johnny A. Danos
Gerald D. Eid
Van D. Fishback
Michael K. Guttau
Labh S. Hira, Ph.D.
Joseph C. Stewart III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Membership
The following tables present members (or combination of members within the same holding company) holding five percent or more of our outstanding capital stock at February 28, 2011 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Transamerica Life Insurance Company	4333 Edgewood Rd NE	Cedar Rapids	IA	2,069	9.8%
Superior Guaranty Insurance Company[2]	90 S 7th St.	Minneapolis	MN	1,483	7.0
Aviva Life and Annuity Company	699 Walnut St. Ste 1700	Des Moines	IA	1,334	6.3
TCF National Bank	2508 S Louise Ave	Sioux Falls	SD	1,236	5.8
Wells Fargo Bank, N.A.	101 N Phillips Ave	Sioux Falls	SD	322	1.5
Monumental Life Insurance Company[1]	4333 Edgewood Rd NE	Cedar Rapids	IA	278	1.3
				6,722	31.7
All others				14,471	68.3
Total capital stock				21,193	100.0%

1	Monumental Life Insurance Company is an affiliate of Transamerica Life Insurance Company.
2	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

All of the Board of Directors, including both member and independent directors, are elected by our membership. Member directors are required by regulation to serve as a director or officer of a member institution and may have voting or investment power over the shares owned by the member with which such director is affiliated. These directors may be deemed beneficial owners of the shares owned by their respective institutions. Each such director disclaims beneficial ownership of our capital stock held by the respective member institution. The following tables list the number of shares of our capital stock owned by those members who had an officer or director serving on our Board of Directors at February 28, 2011 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Bank of North Dakota	1200 Memorial Hwy	Bismarck	ND	218	1.03%
Reliance Bank	11781 Manchester Rd	Des Peres	MO	58	0.27
First Bank & Trust	520 6th St.	Brookings	SD	29	0.14
Treynor State Bank	15 E Main St.	Treynor	IA	19	0.09
First Bank & Trust, N.A.	101 2nd St. NW	Pipestone	MN	10	0.05
First Bank & Trust	110 N Minnesota Ave	Sioux Falls	SD	9	0.04
Iowa State Bank	409 Hwy 615	Wapello	IA	8	0.04
Midwest Bank	613 Hwy 10 E	Detroit Lakes	MN	7	0.03
Security State Bank	933 16th St. SW	Waverly	IA	5	0.02
First Bank & Trust of Milbank	215 W 4th Ave	Milbank	SD	4	0.02
Janesville State Bank	210 N Main St.	Janesville	MN	3	0.01
Maynard Savings Bank	310 Main St. W	Maynard	IA	2	0.01
Bank Star of the LeadBelt	365 W Main St.	Park Hills	MO	2	0.01
Citizens Savings Bank	133 E Main St.	Hawkeye	IA	2	0.01
Bank Star One	118 W 5th St.	Fulton	MO	2	0.01
Bank Star of the BootHeel	100 S Walnut St.	Steele	MO	2	0.01
First Bank of White	301 W Main St.	White	SD	1	0.01
Bank Star	1999 W Osage	Pacific	MO	1	*
Van Tol Surety Company, Inc.	520 6th St.	Brookings	SD	*	*
				382	1.80
All others				20,811	98.20
Total capital stock				21,193	100.00%

*	Amount is less than 0.01 percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
Finance Agency Regulations
The Finance Agency director independence standards prohibit individuals from serving as members of our Audit Committee if they have one or more “disqualifying relationships” with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by our Board are (i) employment with us at any time during the last five years; (ii) acceptance of compensation from us other than for service as a director; (iii) being a consultant, advisor, promoter, underwriter, or legal counsel for us at any time within the last five years; and (iv) being an immediate family member of an individual who is or who has been, within the past five years, one of our executive officers. The Board assesses the independence of all directors under the Finance Agency's independence standards, regardless of whether they serve on our Audit Committee. As of February 28, 2011, all of our directors, including all members of our Audit Committee, were independent under these criteria.
Exchange Act
Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a reporting company. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of February 28, 2011, all of our directors, including all members of our Audit Committee, were independent under these criteria.
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
Based upon the fact that each of our Member Directors are officers or directors of member institutions, and that each such member routinely engages in transactions with us, the Board affirmatively determined none of the Member Directors on the Board meet the NYSE independence standards. In making this determination, the Board recognized a Member Director could meet the NYSE objective standards on any particular day. However, because the volume of business between a Member Director's institution and us can change frequently, and because we generally encourage increased business with all members, the Board determined to avoid distinguishing among the Member Directors based upon the amount of business conducted with us and our respective members at a specific time, resulting in the Board's categorical finding that no Member Director is independent under an analysis using the NYSE standards.
With regard to our Independent Directors, the Board affirmatively determined, at February 28, 2011, Johnny Danos, Gerald Eid, David Frauenshuh, Labh Hira, John Kennedy, Paula Meyer, and John Robinson are each independent in accordance with NYSE standards. In concluding our seven Independent Directors are independent under the NYSE rules, the Board first determined all Independent Directors met the objective NYSE independence standards. In further determining none of its Independent Directors had a material relationship with us, the Board noted the Independent Directors are specifically prohibited from being an officer of the Bank or an officer or director of a member.

Our Board has a standing Audit Committee. All Audit Committee members are independent under the Finance Agency's independence standards and the independence standards under Section 10A(m) of the Exchange Act in accordance with the Housing Act. For the reasons described above, our Board determined none of the current Member Directors serving on the Audit Committee are independent using the NYSE independence standards. The Member Directors serving on the Audit Committee are Van Fishback, Eric Hardmeyer, and Dale Oberkfell. Our Board determined, however, the Independent Directors serving on the Audit Committee are independent under the NYSE independence standards. The Independent Directors serving on the Audit Committee are Johnny Danos, David Frauenshuh, John Kennedy, Labh Hira, and John Robinson.
Compensation Committee
The Board has a standing Compensation Committee. Our Board determined all members of the Compensation Committee are independent under the Finance Agency's independence standards. For the reasons described above, our Board determined none of the current Member Directors serving on the Compensation Committee are independent using the NYSE independence standards. The Member Directors serving on the Compensation Committee are Van Fishback, Michael Guttau, Eric Hardmeyer, and Dennis Lind. Our Board determined the Independent Directors serving on the Compensation Committee are independent under the NYSE independence standards. The Independent Directors serving on the Compensation Committee are Gerald Eid, David Frauenshuh, Labh Hira, and John Robinson.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed by PwC for professional services rendered in connection with the audit of our financial statements for 2010 and 2009, as well as the fees billed by PwC for audit-related services to us during 2010 and 2009 (dollars in millions):

	2010	2009
Audit fees[1]	$0.7	$0.6
Audit-related fees[2]	0.1	0.1
Total	$0.8	$0.7

1
Audit fees consist of fees incurred in connection with the integrated audit of our financial statements, review of quarterly or annual management’s discussion and analysis, and participation and review of financial information filed with the SEC. We paid assessments to the Office of Finance of $53,000 and $60,000 for audit fees on the OF Combined Financial Report for the years ended December 31, 2010 and 2009.

2	Audit-related fees consist of fees related to other audit and attest services and technical accounting consultation.
Audit Committee Pre-Approval Policy

The Audit Committee pre-approves all audit and permitted non-audit services performed by the Bank's external audit firm. However, non-audit services approved by the Board of Directors for fees payable by us of $5,000 or less may be pre-approved by the Audit Committee Chair. We did not have any non-audit services provided by PwC in 2010 and 2009.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The financial statements included as part of this report are identified in “Item 8. Financial Statements and Supplementary Data” and are incorporated by reference into “Item 15. Exhibits and Financial Statement Schedules.”
(b) Exhibits

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932.*
3.2	Bylaws of the Federal Home Loan Bank of Des Moines as amended and restated effective February 26, 2009, incorporated by reference to the exhibit to our Form 8-K filed with the SEC on March 2, 2009.
4.1
Federal Home Loan Bank of Des Moines Capital Plan, as amended, dated March 24, 2009, approved by the Federal Housing Finance Agency on March 6, 2009, incorporated by reference to the exhibit to our Form 8-K/A filed with the SEC on March 31, 2009.

10.1	Federal Home Loan Bank of Des Moines Third Amended and Restated Benefit Equalization Plan effective January 1, 2011.
10.2	Federal Home Loan Bank of Des Moines Pentegra Defined Benefit Plan for Financial Institutions effective January 1, 2011.
10.3	Federal Home Loan Bank of Des Moines Pentegra Defined Contribution Plan for Financial Institutions effective January 1, 2011.
10.4	2011 Director Fee Policy effective January 1, 2011.
10.5	Federal Home Loan Bank of Des Moines Annual Incentive Plan Document effective January 1, 2010.**
10.6	Federal Home Loan Bank of Des Moines Long-Term Incentive Plan Document effective January 1, 2010.**
10.7	Joint Capital Enhancement Agreement effective February 28, 2011.***
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the executive vice president and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the president and chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the executive vice president and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the SEC on May 12, 2006.
**	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q filed with the SEC on May 12, 2010.
***	Incorporated by reference to exhibit 99.1 on our Form 8-K filed with the SEC on March 1, 2011.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)
March 18, 2011	By:	/s/ Richard S. Swanson
Richard S. Swanson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 18, 2011

Signature	Title

Principal Executive Officer:

/s/ Richard S. Swanson	President & Chief Executive Officer
Richard S. Swanson

Principal Financial Officer and Principal Accounting Officer:

/s/ Steven T. Schuler	Executive Vice President & Chief Financial Officer
Steven T. Schuler

Directors:

/s/ Michael K. Guttau	Chairman of the Board of Directors
Michael K. Guttau

/s/ Eric A. Hardmeyer	Vice Chairman of the Board of Directors
Eric A. Hardmeyer

/s/ Johnny A. Danos	Director
Johnny A. Danos

/s/ Gerald D. Eid	Director
Gerald D. Eid

/s/ Michael J. Finley	Director
Michael J. Finley

Signature	Title

/s/ Van D. Fishback	Director
Van D. Fishback

/s/ David R. Frauenshuh	Director
David R. Frauenshuh

/s/ Chris D. Grimm	Director
Chris D. Grimm

/s/ Labh S. Hira	Director
Labh S. Hira

/s/ John F. Kennedy, Sr.	Director
John F. Kennedy, Sr.

/s/ Clair J. Lensing	Director
Clair J. Lensing

/s/ Dennis A. Lind	Director
Dennis A. Lind

/s/ Paula R. Meyer	Director
Paula R. Meyer

/s/ Dale E. Oberkfell	Director
Dale E. Oberkfell

/s/ John H. Robinson	Director
John H. Robinson

/s/ Joseph C. Stewart III	Director
Joseph C. Stewart III

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Audited Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Des Moines:

In our opinion, the accompanying statement of condition and the related statements of income, capital, and cash flows present fairly, in all material respects, the financial position of Federal Home Loan Bank of Des Moines (the "Bank") at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 18, 2011

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(In thousands, except shares)

	December 31,
	2010	2009
ASSETS
Cash and due from banks (Note 3)	$105,741	$298,841
Interest-bearing deposits	8,919	10,570
Securities purchased under agreements to resell (Note 4)	1,550,000	—
Federal funds sold	2,025,000	3,133,000
Investment securities
Trading securities (Note 5)	1,472,542	4,434,522
Available-for-sale securities (Note 6)	6,356,903	7,737,413
Held-to-maturity securities (estimated fair value of $7,395,340 and $5,535,975 at December 31, 2010 and 2009) (Note 7)	7,226,116	5,474,664
Total investment securities	15,055,561	17,646,599
Advances (Note 9)	29,252,529	35,720,398
Mortgage loans held for portfolio (Note 10)	7,434,446	7,718,436
Less allowance for credit losses on mortgage loans (Note 11)	13,000	1,887
Mortgage loans held for portfolio, net	7,421,446	7,716,549
Accrued interest receivable	79,314	81,703
Premises, software, and equipment, net	9,196	9,062
Derivative assets (Note 12)	11,927	11,012
Other assets	49,251	28,939
TOTAL ASSETS	$55,568,884	$64,656,673

LIABILITIES
Deposits (Note 13)
Interest-bearing	$1,069,986	$1,144,225
Non-interest-bearing	110,667	80,966
Total deposits	1,180,653	1,225,191
Consolidated obligations (Note 14)
Discount notes	7,208,276	9,417,182
Bonds (includes $2,816,850 and $5,997,867 at fair value under the fair value option at December 31, 2010 and 2009)	43,790,568	50,494,474
Total consolidated obligations	50,998,844	59,911,656
Mandatorily redeemable capital stock (Note 17)	6,835	8,346
Accrued interest payable	187,091	243,693
Affordable Housing Program (AHP) Payable (Note 15)	44,508	40,479
Payable to REFCORP (Note 16)	12,467	10,124
Derivative liabilities (Note 12)	278,447	280,384
Other liabilities	30,467	26,245
TOTAL LIABILITIES	52,739,312	61,746,118

Commitments and contingencies (Note 20)

CAPITAL (Note 17)
Capital stock - Class B putable ($100 par value) authorized, issued, and outstanding 21,830,286 and 24,604,186 shares at December 31, 2010 and 2009	2,183,028	2,460,419
Retained earnings	556,013	484,071
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on available-for-sale securities (Note 6)	92,222	(32,533)
Pension and postretirement benefits (Note 18)	(1,691)	(1,402)
Total accumulated other comprehensive income (loss)	90,531	(33,935)
TOTAL CAPITAL	2,829,572	2,910,555
TOTAL LIABILITIES AND CAPITAL	$55,568,884	$64,656,673

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2010	2009	2008
INTEREST INCOME
Advances	$387,838	$657,913	$1,417,661
Prepayment fees on advances, net	173,986	10,270	943
Interest-bearing deposits	363	422	107
Securities purchased under agreements to resell	2,403	1,855	—
Federal funds sold	4,818	17,369	72,044
Investment securities
Trading securities	39,795	66,350	1,052
Available-for-sale securities	97,235	61,943	133,443
Held-to-maturity securities	223,576	173,954	209,407
Mortgage loans	357,326	443,581	533,648
Loans to other FHLBanks	—	—	93
Total interest income	1,287,340	1,433,657	2,368,398

INTEREST EXPENSE
Consolidated obligations
Discount notes	10,415	132,171	616,394
Bonds	860,691	1,101,358	1,481,232
Deposits	1,179	2,389	22,181
Seurities sold under agreements to repurchase	—	—	1,961
Mandatorily redeemable capital stock	164	283	1,029
Borrowings from other FHLBanks	3	21	26
Total interest expense	872,452	1,236,222	2,122,823

NET INTEREST INCOME	414,888	197,435	245,575
Provision for credit losses on mortgage loans	12,118	1,475	295
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	402,770	195,960	245,280

OTHER (LOSS) INCOME
Service fees	1,575	2,081	2,341
Net gain on trading securities	37,420	19,040	1,485
Net loss on sale of available-for-sale securities	—	(10,912)	—
Net realized gain on sale of held-to-maturity securities	—	—	1,787
Net gain (loss) on bonds held at fair value	5,657	(4,394)	—
Net gain on loans held for sale	—	1,342	—
Net (loss) gain on derivatives and hedging activities	(52,589)	133,779	(33,175)
Net (loss) gain on extinguishment of debt	(163,681)	(89,859)	698
Other, net	10,075	4,708	(975)
Total other (loss) income	(161,543)	55,785	(27,839)

OTHER EXPENSE
Compensation and benefits	38,069	31,857	26,274
Other operating expenses	16,902	16,586	14,118
Federal Housing Finance Agency	2,999	2,414	1,852
Office of Finance	2,180	2,203	1,843
Total other expense	60,150	53,060	44,087

INCOME BEFORE ASSESSMENTS	181,077	198,685	173,354

AHP	14,798	16,248	14,168
REFCORP	33,256	36,488	31,820
Total assessments	48,054	52,736	45,988

NET INCOME	$133,023	$145,949	$127,366

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CHANGES IN CAPITAL
(In thousands)

	Capital Stock Class B (putable)			Accumulated Other
	Shares	Par Value	Retained Earnings	Comprehensive (Loss) Income	Total Capital
BALANCE DECEMBER 31, 2007	27,173	$2,717,247	$361,347	$(26,371)	$3,052,223
Proceeds from issuance of capital stock	55,797	5,579,766	—	—	5,579,766
Repurchase/redemption of capital stock	(55,132)	(5,513,225)	—	—	(5,513,225)
Net shares reclassified to mandatorily redeemable capital stock	(29)	(2,861)	—	—	(2,861)
Comprehensive income
Net income	—	—	127,366	—	127,366
Other comprehensive loss
Net unrealized loss on available-for-sale securities	—	—	—	(118,804)	(118,804)
Pension and postretirement benefits	—	—	—	(358)	(358)
Total comprehensive income					8,204
Cash dividends on capital stock	—	—	(106,740)	—	(106,740)
BALANCE DECEMBER 31, 2008	27,809	2,780,927	381,973	(145,533)	3,017,367
Proceeds from issuance of capital stock	2,687	268,708	—	—	268,708
Repurchase/redemption of capital stock	(5,700)	(570,046)	—	—	(570,046)
Net shares reclassified to mandatorily redeemable capital stock	(192)	(19,170)	—	—	(19,170)
Comprehensive income
Net income	—	—	145,949	—	145,949
Other comprehensive income
Net unrealized gain on available-for-sale securities	—	—	—	176,698	176,698
Reclassification adjustment for gains included in net income relating to the sale of available-for-sale securities	—	—	—	(64,960)	(64,960)
Pension and postretirement benefits	—	—	—	(140)	(140)
Total comprehensive income					257,547
Cash dividends on capital stock	—	—	(43,851)	—	(43,851)
BALANCE DECEMBER 31, 2009	24,604	2,460,419	484,071	(33,935)	2,910,555
Proceeds from issuance of capital stock	4,811	481,130	—	—	481,130
Repurchase/redemption of capital stock	(7,371)	(737,127)	—	—	(737,127)
Net shares reclassified to mandatorily redeemable capital stock	(214)	(21,394)	—	—	(21,394)
Comprehensive income
Net income	—	—	133,023	—	133,023
Other comprehensive income
Net unrealized gain on available-for-sale securities	—	—	—	124,755	124,755
Pension and postretirement benefits	—	—	—	(289)	(289)
Total comprehensive income					257,489
Cash dividends on capital stock	—	—	(61,081)	—	(61,081)
BALANCE DECEMBER 31, 2010	21,830	$2,183,028	$556,013	$90,531	$2,829,572

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$133,023	$145,949	$127,366
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	68,018	(51,919)	48,387
Net gain on trading securities	(37,420)	(19,040)	(1,485)
Net loss on sale of available-for-sale securities	—	10,912	—
Net realized gain on sale of held-to-maturity securities	—	—	(1,787)
Net (gain) loss on bonds held at fair value	(5,657)	4,394	—
Net gain on loans held for sale	—	(1,342)	—
Net change in derivatives and hedging activities	(86,040)	(134,668)	80,271
Net loss (gain) on extinguishment of debt	163,681	89,859	(698)
Other adjustments	8,188	1,482	(225)
Net change in:
Accrued interest receivable	2,377	10,930	37,117
Other assets	(1,640)	1,360	(10,945)
Accrued interest payable	(56,957)	(73,104)	19,231
Other liabilities	9,636	9,056	(7,106)
Total adjustments	64,186	(152,080)	162,760
Net cash provided by (used in) operating activities	197,209	(6,131)	290,126

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)

	For the Years Ended December 31,
	2010	2009	2008
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(54,749)	201,481	(267,916)
Securities purchased under agreements to resell	(1,550,000)	—	—
Federal funds sold	1,108,000	292,000	(1,620,000)
Premises, software, and equipment	(2,668)	(2,078)	(2,622)
Trading securities
Proceeds from sales	2,999,400	2,170,339	—
Purchases	—	(4,434,336)	(2,150,000)
Available-for-sale securities
Net decrease in short-term	—	—	218,296
Proceeds from sales and maturities	1,953,332	3,568,739	520,755
Purchases	(446,390)	(7,367,055)	(1,263,991)
Held-to-maturity securities
Net (increase) decrease in short-term	(335,000)	384,935	(84,461)
Proceeds from maturities	2,491,468	1,352,466	703,616
Purchases	(3,904,199)	(1,249,912)	(2,564,821)
Advances
Principal collected	46,271,517	43,592,197	329,770,015
Originated	(39,741,529)	(37,961,679)	(330,411,026)
Mortgage loans held for portfolio
Principal collected	1,768,830	2,265,782	1,294,677
Originated or purchased	(1,519,366)	(1,578,444)	(1,184,389)
Mortgage loans held for sale
Principal collected	—	128,045	—
Proceeds from sales	—	2,123,595	—
Proceeds from sales of foreclosed assets	23,771	16,004	11,452
Net cash provided by (used in) investing activities	9,062,417	3,502,079	(7,030,415)
FINANCING ACTIVITIES
Net change in:
Deposits	(38,787)	(268,529)	602,657
Securities sold under agreements to repurchase	—	—	(200,000)
Net proceeds (payments) on derivative contracts with financing elements	18,365	(11,050)	24,919
Net proceeds from issuance of consolidated obligations
Discount notes	338,200,273	719,301,475	1,143,298,513
Bonds	43,833,982	32,407,277	21,122,613
Payments for maturing, transferring, and retiring consolidated obligations
Discount notes	(340,404,656)	(729,868,518)	(1,144,771,902)
Bonds	(50,721,920)	(24,435,210)	(13,272,626)
Proceeds from issuance of capital stock	481,130	268,708	5,579,766
Payments for repurchase of mandatorily redeemable capital stock	(22,905)	(21,731)	(37,993)
Payments for repurchase/redemption of capital stock	(737,127)	(570,046)	(5,513,225)
Cash dividends paid	(61,081)	(43,851)	(106,740)
Net cash (used in) provided by financing activities	(9,452,726)	(3,241,475)	6,725,982
Net (decrease) increase in cash and due from banks	(193,100)	254,473	(14,307)
Cash and due from banks at beginning of the period	298,841	44,368	58,675
Cash and due from banks at end of the period	$105,741	$298,841	$44,368

Supplemental Disclosures
Cash paid during the period for:
Interest	$1,762,103	$2,061,862	$2,061,098
AHP	$10,769	$15,586	$17,075
REFCORP	$30,913	$26,511	$37,952
Unpaid principal balance transferred from mortgage loans held for portfolio to real estate owned	$28,486	$19,172	$12,291
Mortgage loans held for portfolio transferred to loans held for sale	$—	$2,413,843	$—
Loans held for sale transferred to mortgage loans held for portfolio	$—	$162,800	$—
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES

NOTES TO THE FINANCIAL STATEMENTS

Background Information

The Federal Home Loan Bank of Des Moines (the Bank) is a federally chartered corporation organized on October 31, 1932, that is exempt from all federal, state, and local taxation except real property taxes and is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act). With the passage of the Housing and Economic Recovery Act of 2008 (Housing Act), the Federal Housing Finance Agency (Finance Agency) was established and became the new independent federal regulator of Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, Enterprises), as well as the FHLBanks and FHLBank's Office of Finance, effective July 30, 2008. The Finance Agency's mission is to provide effective supervision, regulation, and housing mission oversight of the Enterprises and FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. The Finance Agency establishes policies and regulations governing the operations of the Enterprises and FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.

The FHLBanks serve the public by enhancing the availability of funds for residential mortgages and targeted community development. The Bank provides a readily available, low cost source of funds to its member institutions and eligible housing associates in Iowa, Minnesota, Missouri, North Dakota, and South Dakota. Commercial banks, thrifts, credit unions, insurance companies, and community development financial institutions may apply for membership. State and local housing associates that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not permitted to hold capital stock.

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

The Bank's current members own nearly all of the outstanding capital stock of the Bank. Former members own the remaining capital stock to support business transactions still carried on our Statement of Condition. All stockholders, including current members and former members, may receive dividends on their capital stock investment to the extent declared by the Bank's Board of Directors.
Note 1 — Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The Bank prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP).
Operating Segments
The Bank manages its operations as one business segment. Management and the Bank's Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance.
Cash Flows
In the Statement of Cash Flows, the Bank considers cash and due from banks as cash and cash equivalents.
SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Actual results could significantly differ from these estimates.

Fair Value
The fair value amounts recorded in the Bank's Statement of Condition and presented in the footnote disclosures have been determined by the Bank using available market information and management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2010 and 2009. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. See “Note 19 — Fair Value” for more information.
Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold
These investments provide short-term liquidity and are carried at cost. Interest-bearing deposits include certificates of deposit not meeting the definition of a security. The Bank treats securities purchased under agreements to resell as collateralized financings.
Investment Securities
The Bank classifies investment securities as trading, available-for-sale (AFS), and held-to-maturity (HTM) at the date of acquisition. Purchases and sales of investment securities are recorded on a trade date basis.
Trading. Securities classified as trading are held for liquidity purposes and carried at fair value. The Bank records changes in the fair value of these securities through other (loss) income as “Net gain on trading securities.”
Available-for-Sale. Securities that are not classified as trading or HTM are classified as AFS and carried at fair value. The Bank records changes in the fair value of these securities through accumulated other comprehensive income (loss) as “Net unrealized gain (loss) on available-for-sale securities.” For AFS securities that have been hedged and qualify as a fair value hedge, the Bank first records the portion of the change in fair value related to the risk being hedged together with the related change in fair value of the derivative through other (loss) income as “Net (loss) gain on derivatives and hedging activities.” The Bank records the remainder of the change in fair value through accumulated other comprehensive income (loss) as “Net unrealized gain (loss) on available-for-sale securities.”
Held-to-Maturity. Securities that the Bank has both the ability and intent to hold to maturity are classified as HTM and carried at amortized cost, adjusted for periodic principal repayments, amortization of premiums, and accretion of discounts.
Certain changes in circumstances may cause the Bank to change its intent to hold a security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer's creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a HTM security without necessarily calling into question its intent to hold other debt securities to maturity. In addition, sales of debt securities that meet either of the following two conditions may be considered maturities for purpose of the classification of securities: (i) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest-rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security's fair value, or (ii) the sale of a security occurs after the Bank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.
Premiums and Discounts. The Bank amortizes premiums and accretes discounts on investment securities using the contractual level-yield method (level-yield method). The level-yield method recognizes the income effects of premiums and discounts over the contractual life of the securities based on the actual behavior of the underlying assets, including adjustments for actual prepayment activities.
Gains and Losses on Sales. The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other (loss) income.

Investment Securities - Other-Than-Temporary Impairment
The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for other-than-temporary impairment (OTTI) on at least a quarterly basis. A security is considered impaired when its fair value is less than its amortized cost basis. The Bank considers an OTTI to have occurred under any of the following circumstances:

•	it has an intent to sell the impaired debt security;

•	if, based on available evidence, it believes it is more likely than not that it will be required to sell the impaired debt security before the recovery of its amortized cost basis; or

•	it does not expect to recover the entire amortized cost basis of the impaired debt security.
If either of the first two conditions above is met, the Bank recognizes an OTTI charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the reporting date. If neither of the first two conditions above is met, the Bank performs an analysis to determine if it will recover the entire amortized cost basis of the debt security which includes a cash flow test for private-label mortgage-backed securities (MBS). The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss is recognized in earnings, while the amount related to all other factors is recognized in accumulated other comprehensive income (loss). The total OTTI is presented in the Statement of Income with an offset for the amount of the total OTTI that is recognized in accumulated other comprehensive income (loss). See "Note 8 — Other-Than-Temporary Impairment" for additional information.
Advances
The Bank reports advances (loans to members or eligible housing associates) at amortized cost, net of premiums, discounts (including discounts on AHP advances), and fair value hedging adjustments. The Bank amortizes/accretes premiums, discounts, and fair value hedging adjustments on advances to interest income using the level-yield method over the contractual life of the advances. The Bank records interest on advances to interest income as earned.

Advance Modifications. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance, it evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. The Bank compares the present value of cash flows on the new advance to the present value of cash flows remaining on the existing advance. If there is at least a 10 percent difference in the cash flows or if the Bank concludes the differences between the advances are more than minor based on a qualitative assessment of the modifications made to the original contractual terms of the advance, the advance is accounted for as a new advance. In all other instances, the new advance is accounted for as a modification.

Prepayment Fees. The Bank charges a prepayment fee when a borrower prepays an advance before the original maturity. Prepayment fees are recorded net of fair value hedging adjustments as “Prepayment fees on advances, net” in the Statement of Income.

If a new advance does not qualify as a modification of an existing advance, it is treated as an advance termination and any prepayment fee, net of fair value hedging adjustments, is recorded as “Prepayment fees on advances, net” in the Statement of Income.

If a new advance qualifies as a modification of an existing advance, any prepayment fee, net of fair value hedging adjustments, is deferred, recorded in the basis of the modified advance, and amortized using a level-yield methodology over the life of the modified advance to advance interest income.

Mortgage Loans Held for Portfolio
The Bank classifies mortgage loans that it has the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. Accordingly, these mortgage loans are reported net of premiums, discounts, fair value hedging adjustments, and the allowance for credit losses. The Bank amortizes/accretes premiums, discounts, and fair value hedging adjustments on mortgage loans to interest income using the level-yield method over the contractual life of the mortgage loans.

Credit Enhancement Fees. The Bank requires a credit risk sharing arrangement with the participating financial institution (PFI) on all MPF loans at the time of purchase in order to limit its credit risk exposure to that of an AA or higher investment grade instrument from a nationally recognized statistical rating organization (NRSRO). For conventional mortgage loans, PFIs retain a portion of the credit risk on the loans they sell to the Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage insurance (SMI). PFIs are paid a credit enhancement fee for assuming credit risk and in some instances, all or a portion of the credit enhancement fee may be performance-based. Credit enhancement fees are paid monthly based on the remaining unpaid principal balance of the loans in a master commitment. Credit enhancement fees are recorded as an offset to mortgage loan interest income. To the extent the Bank experiences losses in a master commitment, it may be able to recapture performance-based credit enhancement fees paid to the PFIs to offset these losses.
Other Fees. The Bank may receive other non-origination fees, such as delivery commitment extension fees, pair-off fees, and price adjustment fees. Delivery commitment extension fees are received when a PFI requests to extend the delivery commitment period beyond the original stated maturity. These fees compensate the Bank for lost interest as a result of late funding and are recorded in other (loss) income. Pair-off fees represent a make-whole provision and are received when the amount funded is less than a specific percentage of the delivery commitment amount. These fees are recorded in other (loss) income. Price adjustment fees are received when the amount funded is greater than a specified percentage of the delivery commitment amount. These fees are recorded as a part of the loan basis.
Allowance for Credit Losses

An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment to provide for probable losses inherent in the Bank's portfolio of financing receivables as of the reporting date. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. See "Note 11 — Allowance for Credit Losses" for details on each of the Bank's allowance methodologies.

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for (i) advances, letters of credit, and other extensions of credit to borrowers (collectively, credit products), (ii) government-insured mortgage loans held for portfolio, (iii) conventional mortgage loans held for portfolio, and (iv) term Federal funds sold.

Classes of Financing Receivables. Classes of financing receivables are a disaggregation of a portfolio segment to the extent that it is needed to understand the exposure to credit risk arising from the financing receivables. The Bank determined that no further disaggregation of portfolio segments identified above is needed as the credit risk arising from these financing receivables is assessed and measured by the Bank at the portfolio segment level.

Impairment Methodology. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that are on non-accrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying collateral less estimated selling costs. Non-accrual loans are further defined below. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying collateral, that is, there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the fair value of the underlying collateral is insufficient to recover the unpaid principal balance on the loan. Interest income on impaired loans is recognized in the same manner as non-accrual loans noted below.

Non-Accrual Loans. The Bank places a conventional mortgage loan on non-accrual status if it is determined that either (i) the collection of interest or principal is doubtful or (ii) interest or principal is 90 days or more past due. For those mortgage loans placed on non-accrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on non-accrual loans as a reduction of principal. A loan on non-accrual status may be restored to accrual status when none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual principal and interest.

Charge-Off Policy. The Bank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event, including but not limited to, the occurrence of foreclosure. A charge-off is recorded if it is estimated that the recorded investment in the loan will not be recovered.

Real Estate Owned. Real estate owned (REO) includes assets received in satisfaction of debt through foreclosures. REO is recorded at the lower of cost or fair value less estimated selling costs. At the date of transfer from loans to REO, the Bank recognizes a charge-off to the allowance for credit losses if it is estimated that the recorded investment in the asset will not be recovered. Subsequent realized gains and losses on REO are recorded in other (loss) income. REO is recorded as a component of "Other assets" in the Statement of Condition.

Derivatives
All derivatives are recognized in the Statement of Condition at their fair values and reported as either “Derivative assets” or “Derivative liabilities” net of cash collateral and accrued interest from counterparties.
Derivative Designations. Each derivative is designated as one of the following:

•	a qualifying hedge of the change in fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); or

•	a non-qualifying hedge for asset-liability management purposes (an economic hedge).
Accounting for Qualifying Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. Two approaches to fair value hedge accounting include:

•
Long-haul hedge accounting. The application of long-haul hedge accounting generally requires the Bank to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of hedged items due to benchmark interest rate changes and whether those derivatives may be expected to remain effective in future periods; and

•
Short-cut hedge accounting. Transactions that meet certain criteria qualify for short-cut hedge accounting in which an assumption can be made that the change in fair value of a hedged item due to changes in the benchmark rate exactly offsets the change in fair value of the related derivative.

Derivatives are typically executed at the same time as the hedged item, and the Bank designates the hedged item in a qualifying hedge relationship at the trade date. In many hedging relationships, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged item are recorded in other (loss) income as “Net (loss) gain on derivatives and hedging activities.” The amount by which the change in fair value of the derivative differs from the change in fair value of the hedged item is known as hedge ineffectiveness.
Accounting for Non-Qualifying Hedges. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. An economic hedge by definition introduces the potential for earnings variability caused by changes in the fair value of the derivatives that are recorded in the Bank’s Statement of Income but that are not offset by corresponding changes in the fair value of the underlying asset, liability, or firm commitment. As a result, the Bank recognizes the net interest and the change in fair value of these derivatives in other (loss) income as “Net (loss) gain on derivatives and hedging activities” with no offsetting fair value adjustments from a hedged item. Cash flows associated with such economic derivatives are reflected as cash flows from operating activities in the Statement of Cash Flows unless the derivative meets the criteria to be a financing derivative.
Accrued Interest Receivables and Payables. The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges are recognized as adjustments to the interest income or interest expense of the designated hedged item. The differentials between accruals of interest receivables and payables on derivatives designated as economic hedges are recognized in other (loss) income as “Net (loss) gain on derivatives and hedging activities.”

Discontinuance of Hedge Accounting. The Bank discontinues hedge accounting prospectively when either (i) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item due to changes in the benchmark interest rate, (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised, (iii) a hedged firm commitment no longer meets the definition of a firm commitment; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate.
When hedge accounting is discontinued, the Bank either terminates the derivative or continues to carry the derivative on the Statement of Condition at its fair value. For any remaining hedged item, the Bank ceases to adjust the hedged item for changes in fair value and amortizes the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using a level-yield methodology.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the Statement of Condition at its fair value, removing from the Statement of Condition any hedged item that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Embedded Derivatives. The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the Bank determines that the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as an economic derivative instrument. However, if the Bank elects to carry the entire contract (the host contract and the embedded derivative) at fair value on the Statement of Condition, changes in fair value of the entire contract will be reported in current period earnings.
Premises, Software, and Equipment
The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization and computes depreciation using the straight-line method over the estimated useful lives of assets, which range from 2 to 10 years. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank may capitalize improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The Bank includes gains and losses on the disposal of premises, software, and equipment in other (loss) income.
Accumulated Depreciation and Amortization. At December 31, 2010 and 2009, accumulated depreciation and amortization related to premises, software, and equipment was $6.5 million and $4.9 million.
Depreciation and Amortization. Depreciation and amortization expense for premises, software, and equipment was $1.9 million, $1.6 million, and $1.0 million for the years ended December 31, 2010, 2009, and 2008.
Software. The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. At December 31, 2010 and 2009, the Bank had $2.5 million and $1.7 million in unamortized computer software costs. Amortization of computer software costs charged to expense was $537,000, $377,000, and $90,000 for the years ended December 31, 2010, 2009, and 2008.
Consolidated Obligations
The Bank reports consolidated obligations at amortized cost, net of premiums, discounts, and fair value hedging adjustments unless the Bank has elected the fair value option, in which case, the consolidated obligations are carried at fair value. The Bank amortizes/accretes premiums, discounts, and fair value hedging adjustments on consolidated obligations to interest expense using a level-yield methodology over the contractual life of the consolidated obligations.

Concessions. The Bank pays concessions to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of the concession to each FHLBank based upon the percentage of the debt issued that is assumed by the FHLBank. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized over the contractual lives of the consolidated obligations using a level-yield methodology. Unamortized concessions are included in “Other assets” in the Statement of Condition and the amortization of such concessions is included in consolidated obligation interest expense.
Mandatorily Redeemable Capital Stock
The Bank reclassifies capital stock subject to redemption from equity to a liability after a member provides written notice of redemption, gives notice of intention to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or other involuntary termination from membership, because the member's shares will then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statement of Income. The repurchase or redemption of mandatorily redeemable capital stock is reflected as a cash outflow in the financing activities section of the Statement of Cash Flows.
If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.
Finance Agency Expenses
The Bank is assessed for a portion of the costs of operating the Finance Agency. The Finance Agency allocates its operating and capital expenditures to the FHLBanks based on the pro rata share of the annual assessments (which are based on the ratio between each FHLBank's minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank).
Office of Finance Expenses
The Bank is assessed for the costs of operating the Office of Finance. The Office of Finance allocates its operating and capital expenditures based equally on each FHLBank’s percentage of capital stock, percentage of consolidated obligations issued, and percentage of consolidated obligations outstanding.
Assessments
Affordable Housing Program. The FHLBank Act requires each FHLBank to establish an AHP, which provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low to moderate income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of net earnings. For purposes of the AHP calculation, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock, less the assessment for REFCORP. The Bank may issue AHP advances at interest rates below the customary interest rate for non-subsidized advances. A discount on the AHP advance and charge against AHP liability is recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank's related cost of funds for comparable maturity funding. As an alternative, the Bank has the authority to make the AHP subsidy available to members as a grant. The discount on AHP advances is accreted to advance interest income using a level-yield methodology over the life of the advance. See "Note 15 — Affordable Housing Program" for more information.
Resolution Funding Corporation. Although the FHLBanks are exempt from all federal, state, and local taxation except real property taxes, they are required to make quarterly payments to Resolution Funding Corporation (REFCORP) to be used to pay a portion of the interest on bonds that were issued by REFCORP. REFCORP was created by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 solely for the purpose of issuing long-term bonds to provide funds for the resolution of insolvent thrift institutions. See "Note 16 — Resolution Funding Corporation" for more information.

Note 2 — Recently Adopted and Issued Accounting Guidance
Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
On July 21, 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to enhance financial statement disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires all public and nonpublic entities with financing receivables, including loans, lease receivables, and other long-term receivables, to provide disclosures that facilitate a financial statement user's evaluation of the following: (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in its allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or at the lower of cost or fair value, and debt securities are exempt from this amended guidance. The required disclosures as of the end of a reporting period are effective December 31, 2010. The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on January 1, 2011. The Bank adopted this amended guidance effective December 31, 2010, with the exception of disclosures about activity that occurs during a reporting period. The Bank's adoption of this amended guidance resulted in increased financial statement disclosures, but did not impact the Bank's financial condition, results of operations, or cash flows.
Scope Exception Related to Embedded Credit Derivatives

On March 5, 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This amended guidance became effective on July 1, 2010. The Bank's adoption of this amended guidance did not impact its financial condition, results of operations, or cash flows.
Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements
On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Furthermore, the update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers' disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The amended guidance became effective on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. Those disclosures are effective for fiscal years beginning on January 1, 2011, and for interim periods within those fiscal years. In the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The Bank adopted this amended guidance effective January 1, 2010, with the exception of disclosures about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. The Bank's adoption of this amended guidance resulted in increased financial statement disclosures, but did not impact the Bank's financial condition, results of operations, or cash flows.
Accounting for the Consolidation of Variable Interest Entities
On June 12, 2009, the FASB issued guidance to improve financial reporting by enterprises involved with variable interest entities (VIEs) and to provide more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. The guidance also requires an entity to continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an entity's involvement with a VIE affects its financial statements and its exposure to risks.

The Bank's investments in VIEs may include, but are not limited to, senior interests in private-label MBS and Mortgage Partnership Finance (MPF) shared funding securities (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago). The Bank does not have the power to significantly affect the economic performance of any of its investments in VIEs since it does not act as a key decision-maker and does not have the unilateral ability to replace a key decision-maker. Additionally, since the Bank holds a senior interest, rather than residual interest, in its investments in VIEs, it does not have either the obligation to absorb losses of, or the right to receive benefits from, any of its investments in VIEs that could potentially be significant to the VIEs. Furthermore, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. The Bank's maximum loss exposure for these investments is limited to the carrying value.

This guidance became effective on January 1, 2010. The Bank evaluated its investments in VIEs and determined that consolidation accounting is not required under the new accounting guidance since the Bank is not the primary beneficiary as described above. Therefore, the Bank's adoption of this guidance did not impact its financial condition, results of operations, or cash flows.

Accounting for Transfers of Financial Assets

On June 12, 2009, the FASB issued guidance intended to improve the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Key provisions of the guidance include: (i) the removal of the concept of qualifying special purpose entities; (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred; and (iii) the requirement that in order to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and a transferor's continuing involvement in transferred financial assets. This guidance became effective on January 1, 2010 for the Bank. The adoption of this guidance did not impact the Bank's financial condition, results of operations, or cash flows.
Note 3 — Cash and Due from Banks
Compensating Balances. The Bank maintains collected cash balances with commercial banks in return for certain services. These arrangements contain no legal restrictions on the withdrawal of funds. The average collected cash balances were $53.6 million and $3.6 million for the years ended December 31, 2010 and 2009.
In addition, the Bank maintained average required balances with the Federal Reserve Bank of Chicago of $20.1 million and $20.0 million for the years ended December 31, 2010 and 2009. These represent average balances required to be maintained over each 14-day reporting cycle; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Bank.

Pass-Through Deposit Reserves. The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Bank of Chicago. At December 31, 2010 and 2009, pass-through deposit reserves amounted to $4.8 million and $3.2 million.

Note 4 — Securities Purchased Under Agreements to Resell
The Bank periodically holds securities purchased under agreements to resell those securities. These amounts represent short-term secured investments and are classified as assets in the Statement of Condition. These securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty must either place an equivalent amount of additional securities in safekeeping in the name of the Bank or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will be decreased accordingly.

Note 5 — Trading Securities

Major Security Types

Trading securities at December 31, 2010 and 2009 were as follows (dollars in thousands):

	2010	2009
TLGP[1]	$1,213,481	$3,692,984
Taxable municipal bonds[2]	259,061	741,538
Total	$1,472,542	$4,434,522

1	Temporary Liquidity Guarantee Program (TLGP) securities represented corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.
2	Taxable municipal bonds represented investments in U.S. Government subsidized Build America Bonds.

At December 31, 2010 and 2009, 52 and 34 percent of the Bank's trading securities were fixed rate and all of these fixed rate securities were swapped to a variable rate index through an economic derivative.

The following table summarizes the net gain on trading securities for the years ended December 31, 2010, 2009, and 2008 (dollars in thousands):

	2010	2009	2008
Realized gain on sale of trading securities	$28,587	$14,446	$—
Holding gain on trading securities	8,833	4,594	1,485
Net gain on trading securities	$37,420	$19,040	$1,485

Note 6 — Available-for-Sale Securities

Major Security Types

AFS securities at December 31, 2010 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains[1]	Gross Unrealized Losses[2]	Fair Value
Non-mortgage-backed securities
TLGP[3]	$563,688	$2,006	$—	$565,694
Taxable municipal bonds[4]	173,421	277	9,093	164,605
Other U.S. obligations[5]	178,325	323	2,168	176,480
Government-sponsored enterprise obligations[6]	488,853	34,386	—	523,239
Total non-mortgage-backed securities	1,404,287	36,992	11,261	1,430,018

Mortgage-backed securities
Government-sponsored enterprise[7]	4,859,274	70,293	2,682	4,926,885
Total	$6,263,561	$107,285	$13,943	$6,356,903

AFS securities at December 31, 2009 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains[1]	Gross Unrealized Losses[2]	Fair Value
Non-mortgage-backed securities
TLGP[3]	$563,688	$2,069	$—	$565,757
Government-sponsored enterprise obligations[6]	491,136	3,946	1,798	493,284
Total non-mortgage-backed securities	1,054,824	6,015	1,798	1,059,041

Mortgage-backed securities
Government-sponsored enterprise[7]	6,716,928	10,514	49,070	6,678,372
Total	$7,771,752	$16,529	$50,868	$7,737,413

1	Gross unrealized gains include $10.1 million and $0.2 million of fair value hedging adjustments at December 31, 2010 and 2009.
2	Gross unrealized losses include $9.0 million and $1.6 million of fair value hedging adjustments at December 31, 2010 and 2009.
3	TLGP securities represented corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.
4	Taxable municipal bonds represented investments in U.S. Government subsidized Build America Bonds and State of Iowa IJOBS Program Special Obligations.
5	Other U.S. obligations represented Export-Import Bank bonds.
6	Government-sponsored enterprise (GSE) obligations represented Tennessee Valley Authority (TVA) and Federal Farm Credit Bank (FFCB) bonds.
7	GSE MBS represented Fannie Mae and Freddie Mac securities.

The following table summarizes the AFS securities with unrealized losses at December 31, 2010. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Taxable municipal bonds	$149,328	$9,093	$—	$—	$149,328	$9,093
Other U.S. obligations	146,090	2,168	—	—	146,090	2,168
Total non-mortgage backed securities	295,418	11,261	—	—	295,418	11,261

Mortgage-backed securities
Government-sponsored enterprise	—	—	505,769	2,682	505,769	2,682

Total	$295,418	$11,261	$505,769	$2,682	$801,187	$13,943

The following table summarizes the AFS securities with unrealized losses at December 31, 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

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

Redemption Terms

The following table summarizes the amortized cost and fair value of AFS securities categorized by contractual maturity at December 31, 2010 and 2009 (dollars in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2010		2009
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one year through five years	$640,825	$648,106	$573,425	$575,703
Due after five years through ten years	390,812	417,558	456,150	458,139
Due after ten years	372,650	364,354	25,249	25,199
	1,404,287	1,430,018	1,054,824	1,059,041
Mortgage-backed securities	4,859,274	4,926,885	6,716,928	6,678,372
Total	$6,263,561	$6,356,903	$7,771,752	$7,737,413

At December 31, 2010 and 2009, the amortized cost of the Bank's AFS MBS included net discounts of $0.6 million and $1.6 million.
Interest Rate Payment Terms
The following table details interest rate payment terms for AFS securities at December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Amortized cost of non-mortgage-backed available-for-sale securities
Fixed rate	$904,287	$554,824
Variable rate	500,000	500,000
	1,404,287	1,054,824
Amortized cost of mortgage-backed available-for-sale securities
Fixed rate	582,891	595,365
Variable rate	4,276,383	6,121,563
	4,859,274	6,716,928
Total	$6,263,561	$7,771,752

At December 31, 2010 and 2009, 28 and 22 percent of the Bank's fixed rate AFS securities were swapped to a variable rate index.

Realized Gains and Losses

During the year ended December 31, 2010, the Bank sold an AFS security at par of $91.0 million and therefore recognized no gain or loss on the sale. During the year ended December 31, 2009, the Bank received $2.8 billion in proceeds from the sale of AFS securities and recognized gross gains of $32.1 million and gross losses of $43.0 million in other (loss) income. During the year ended December 31, 2008, the Bank did not sell any AFS securities.

Note 7 — Held-to-Maturity Securities

Major Security Types

HTM securities at December 31, 2010 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Negotiable certificates of deposit	$335,000	$—	$34	$334,966
Government-sponsored enterprise obligations[1]	311,547	26,642	—	338,189
State or local housing agency obligations[2]	107,242	1,495	1,321	107,416
TLGP[3]	1,250	32	—	1,282
Other[4]	3,705	—	—	3,705
Total non-mortgage-backed securities	758,744	28,169	1,355	785,558

Mortgage-backed securities
Government-sponsored enterprise[5]	6,374,093	148,914	2,056	6,520,951
Other U.S. obligation[6]	34,387	149	1	34,535
MPF shared funding	25,775	—	274	25,501
Other[7]	33,117	—	4,322	28,795
Total mortgage-backed securities	6,467,372	149,063	6,653	6,609,782
Total	$7,226,116	$177,232	$8,008	$7,395,340

HTM securities at December 31, 2009 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Negotiable certificates of deposit	$450,000	$659	$—	$450,659
Government-sponsored enterprise obligations[1]	312,962	233	5,851	307,344
State or local housing agency obligations[2]	123,608	486	424	123,670
TLGP[3]	1,250	29	—	1,279
Other[4]	6,742	94	—	6,836
Total non-mortgage-backed securities	894,562	1,501	6,275	889,788

Mortgage-backed securities
Government-sponsored enterprise[5]	4,468,928	88,482	14,942	4,542,468
Other U.S. obligation[6]	42,620	36	142	42,514
MPF shared funding	33,202	247	405	33,044
Other[7]	35,352	—	7,191	28,161
Total mortgage-backed securities	4,580,102	88,765	22,680	4,646,187
Total	$5,474,664	$90,266	$28,955	$5,535,975

1	GSE obligations represented TVA and FFCB bonds.
2	State or local housing agency obligations represented Housing Finance Authority (HFA) bonds that were purchased by the Bank from housing associates in the Bank's district.
3	TLGP securities represented corporate debentures issued by the Bank's members that are backed by the full faith and credit of the U.S. Government.
4	Other non-MBS investments represented investments in municipal bonds and a Small Business Investment Company.
5	GSE MBS represented Fannie Mae and Freddie Mac securities.
6
Other U.S. obligation MBS represented Government National Mortgage Association securities and Small Business Administration (SBA) Pool Certificates. SBA Pool Certificates represent undivided interests in pools of the guaranteed portions of SBA loans. The SBA's guarantee of the Pool Certificates is backed by the full faith and credit of the U.S. Government.

7	Other MBS investments represented private-label MBS.

The following table summarizes the HTM securities with unrealized losses at December 31, 2010. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Negotiable certificates of deposit	$334,966	$34	$—	$—	$334,966	$34
State or local housing agency obligations	62,549	1,321	—	—	62,549	1,321
Total non-mortgage-backed securities	397,515	1,355	—	—	397,515	1,355

Mortgage-backed securities
Government-sponsored enterprise	217	—	403,347	2,056	403,564	2,056
Other U.S. obligation	322	—	799	1	1,121	1
MPF shared funding	24,039	53	1,462	221	25,501	274
Other	—	—	28,795	4,322	28,795	4,322
Total mortgage-backed securities	24,578	53	434,403	6,600	458,981	6,653
Total	$422,093	$1,408	$434,403	$6,600	$856,496	$8,008

The following table summarizes the HTM securities with unrealized losses at December 31, 2009. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Government-sponsored enterprise obligations	$280,715	$5,851	$—	$—	$280,715	$5,851
State or local housing agency obligations	33,171	424	—	—	33,171	424
Total non-mortgage-backed securities	313,886	6,275	—	—	313,886	6,275

Mortgage-backed securities
Government-sponsored enterprise	365,866	1,017	1,898,140	13,925	2,264,006	14,942
Other U.S. obligation	—	—	37,246	142	37,246	142
MPF shared funding	—	—	1,564	405	1,564	405
Other	—	—	28,161	7,191	28,161	7,191
Total mortgage-backed securities	365,866	1,017	1,965,111	21,663	2,330,977	22,680
Total	$679,752	$7,292	$1,965,111	$21,663	$2,644,863	$28,955

Redemption Terms

The following table summarizes the amortized cost and fair value of HTM securities by contractual maturity at December 31, 2010 and 2009 (dollars in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2010		2009
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$335,000	$334,966	$452,989	$453,742
Due after one year through five years	1,250	1,282	1,250	1,279
Due after five years through ten years	1,920	1,923	2,600	2,614
Due after ten years	420,574	447,387	437,723	432,153
	758,744	785,558	894,562	889,788
Mortgage-backed securities	6,467,372	6,609,782	4,580,102	4,646,187
Total	$7,226,116	$7,395,340	$5,474,664	$5,535,975

At December 31, 2010 and 2009, the amortized cost of the Bank's HTM MBS included net discounts of $7.9 million and $17.4 million.
Interest Rate Payment Terms
The following table details interest rate payment terms for HTM securities at December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Amortized cost of non-mortgage-backed held-to-maturity securities
Fixed rate	$758,744	$894,562

Amortized cost of mortgage-backed held-to-maturity securities
Fixed rate	4,608,430	1,990,511
Variable rate	1,858,942	2,589,591
	6,467,372	4,580,102
Total	$7,226,116	$5,474,664
Realized Gains and Losses

During the years ended December 31, 2010 and 2009, the Bank did not sell any HTM securities. During the year ended December 31, 2008, the Bank sold HTM securities with a carrying value of $47.4 million and recognized a net gain of $1.8 million in other (loss) income. The securities sold had less than 15 percent of the acquired principal outstanding. As such, the sales were considered maturities for the purpose of the securities classification and did not impact the Bank’s ability and intent to hold the remaining investments classified as HTM through their stated maturities.

Note 8 — Other-Than-Temporary Impairment

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for OTTI on at least a quarterly basis. As part of its OTTI evaluation, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank will recognize an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, the Bank performs analyses to determine if any of these securities are other-than-temporarily impaired.

Private-Label MBS

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

Utilizing this methodology, the Bank is responsible for making its own determination of impairment, which includes determining the reasonableness of assumptions, inputs, and methodologies used. At December 31, 2010, the Bank obtained cash flow analyses from its designated FHLBanks for all five of its private-label MBS. The cash flow analyses use two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank's housing price forecast as of December 31, 2010 assumed current-to-trough home price declines ranging from 1 to 10 percent over the 3 to 9 month period beginning October 1, 2010. Thereafter, home prices are projected to recover using one of five different recovery paths that vary by housing market. Under these recovery paths, home prices are projected to increase within a range of 0 to 2.8 percent in the first year, 0 to 3 percent in the second year, 1.5 to 4 percent in the third year, 2 to 5 percent in the fourth year, 2 to 6 percent in each of the fifth and sixth years, and 2.3 to 5.6 percent in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects an estimated scenario and includes a base case current to trough housing price forecast and a base case housing price recovery path described in the prior paragraph.

The Bank compares the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss exists. At December 31, 2010, the Bank's private-label MBS cash flow analyses did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost bases. As a result, the Bank did not consider any of these securities to be other-than-temporarily impaired at December 31, 2010 and 2009.

All Other Investment Securities

The remainder of the Bank's investment securities have experienced unrealized losses due to interest rate volatility and credit deterioration in the U.S. mortgage markets. However, the declines are considered temporary as the Bank expects to recover the amortized cost bases on its remaining investment securities in unrealized loss positions and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. As a result, the Bank did not consider any of its investment securities to be other-than-temporarily impaired at December 31, 2010 and 2009.

In addition, the Bank determined the following for its investment securities:

•
Other U.S. obligations and GSE MBS. The strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations.

•
Taxable municipal bonds, negotiable certificates of deposit, and state or local housing agency obligations. The creditworthiness of the issuers was sufficient to protect the Bank from losses based on current expectations.

•	MPF shared funding. The credit enhancements resulting from subordination were sufficient to protect the Bank from losses based on current expectations.

Note 9 — Advances

The Bank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

The following table summarizes the Bank's advances outstanding, by year of contractual maturity, at December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$208	—	$90	—
Due in one year or less	6,782,825	1.76	7,810,541	2.56
Due after one year through two years	3,923,100	2.20	4,802,348	2.71
Due after two years through three years	5,647,503	1.75	6,080,490	1.71
Due after three years through four years	908,824	2.81	4,938,047	1.86
Due after four years through five years	1,640,803	2.23	990,975	3.34
Thereafter	9,599,178	2.96	10,409,938	3.45
Total par value	28,502,441	2.29	35,032,429	2.62

Discounts on AHP advances	—		(14)
Premiums	237		308
Discounts	(2)		(4)
Fair value hedging adjustments
Cumulative fair value gain on existing hedges	663,079		590,243
Basis adjustments from terminated hedges	86,774		97,436
Total	$29,252,529		$35,720,398

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call date, the member pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed-rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2010 and 2009, the Bank had callable advances outstanding of $5.9 billion and $6.6 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At December 31, 2010 and 2009, the Bank had putable advances outstanding of $4.8 billion and $7.1 billion.

The following table summarizes advances at December 31, 2010 and 2009, by year of contractual maturity or next call date for callable advances, and by year of contractual maturity or next put date for putable advances (dollars in thousands):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	2010	2009	2010	2009
Overdrawn demand deposit accounts	$208	$90	$208	$90
Due in one year or less	12,375,717	14,153,813	10,610,725	12,545,341
Due after one year through two years	2,917,717	4,659,405	3,629,600	5,126,148
Due after two years through three years	4,066,079	3,197,057	5,411,103	5,708,790
Due after three years through four years	1,008,201	3,338,712	893,824	4,611,147
Due after four years through five years	1,666,365	1,097,691	1,465,303	975,975
Thereafter	6,468,154	8,585,661	6,491,678	6,064,938
Total par value	$28,502,441	$35,032,429	$28,502,441	$35,032,429

Interest Rate Payment Terms

The following table summarizes the Bank's advances, by interest rate payment type and contractual maturity, at December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Fixed rate
Due in one year or less	$6,189,376	$7,203,756
Due after one year	13,742,903	17,397,888
Total fixed rate	19,932,279	24,601,644

Variable rate
Due in one year or less	593,657	606,875
Due after one year	7,976,505	9,823,910
Total variable rate	8,570,162	10,430,785

Total par value	$28,502,441	$35,032,429

At December 31, 2010 and 2009, 59 and 55 percent of the Bank's fixed rate advances were swapped to a variable rate index and 2 and 5 percent of the Bank's variable rate advances were swapped to another variable rate index.

Prepayment Fees
We charge a prepayment fee for advances that terminate prior to their stated maturity or outside of a predetermined call or put date. The fees charged are priced to make us economically indifferent to the prepayment of the advance. These prepayment fees are net of fair value hedging adjustments and deferrals on advance modifications and are recorded as a component of "Prepayment fees on advances, net" in the Statement of Income. The following table summarizes the Bank's prepayment fees on advances, net for the years ended December 31, 2010, 2009, and 2008 (dollars in thousands):

	2010	2009	2008
Gross prepayment fees	$241,365	$14,165	$3,226
Fair value hedging adjustments	(67,150)	(3,810)	(2,239)
Deferrals on advance modifications	(229)	(85)	(44)
Prepayment fees on advances, net	$173,986	$10,270	$943
For additional information related to the Bank's credit risk and security terms on advances, refer to "Note 11 - Allowance for Credit Losses."

Note 10 — Mortgage Loans Held for Portfolio

The MPF program involves investment by the Bank in mortgage loans held for portfolio that are either purchased from PFIs or funded by the Bank through PFIs. MPF loans may also be participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank's PFIs originate, service, and credit enhance mortgage loans that are sold to the Bank. PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the PFI to a designated mortgage service provider.

Mortgage loans with a contractual maturity of 15 years or less are classified as medium-term, and all other mortgage loans are classified as long-term. The following table presents information at December 31, 2010 and 2009 on the Bank's mortgage loans held for portfolio (dollars in thousands):

	2010	2009
Real Estate:
Fixed rate, medium-term single family mortgages	$1,874,606	$1,908,191
Fixed rate, long-term single family mortgages	5,528,714	5,804,567
Total unpaid principal balance	7,403,320	7,712,758

Premiums	63,975	53,007
Discounts	(40,474)	(52,165)
Fair value hedging adjustments	7,625	4,836
Allowance for credit losses	(13,000)	(1,887)
Total mortgage loans held for portfolio, net	$7,421,446	$7,716,549

The following table details the unpaid principal balance of the Bank's mortgage loans held for portfolio at December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Conventional loans	$7,033,089	$7,333,496
Government-insured loans	370,231	379,262
Total unpaid principal balance	$7,403,320	$7,712,758
For additional information related to the Bank's credit risk on mortgage loans held for portfolio, refer to "Note 11 - Allowance for Credit Losses."

Note 11 — Allowance for Credit Losses

The Bank has an allowance methodology for each of its portfolio segments of financing receivables: advances, letters of credit, and other extensions of credit to borrowers (collectively, credit products), government-insured mortgage loans held for portfolio, conventional mortgage loans held for portfolio, and term Federal funds sold.

Credit Products

The Bank manages its credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the Bank lends to its borrowers in accordance with federal statutes and Finance Agency regulations.

Specifically, the Bank complies with the FHLBank Act, which requires it to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. Eligible collateral includes (i) whole first mortgages on improved residential property or securities representing a whole interest in such mortgages, (ii) securities issued, insured, or guaranteed by the U.S. Government or any of the government-sponsored housing enterprises, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, (iii) cash deposited with the Bank, (iv) Federal Family Education Loan Program guaranteed student loans, and (v) other real estate-related collateral acceptable to the Bank provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. Community financial institutions may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that the Bank have a lien on each borrower's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures. Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. Management believes that these policies effectively manage the Bank's respective credit risk from credit products.

Based upon the financial condition of the borrower, the Bank will either allow a borrower to retain physical possession of the collateral assigned to it, or require the borrower to specifically assign or place physical possession of the collateral with the Bank or its safekeeping agent. The Bank perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the Bank by a borrower priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At December 31, 2010 and 2009, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At December 31, 2010 and 2009, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, there have been no troubled debt restructurings related to credit products at the Bank during 2010 and 2009.

Based upon the collateral held as security, its credit extension and collateral policies, management's credit analyses, and the repayment history on credit products, management has determined that there are no probable credit losses on its credit products as of December 31, 2010 and 2009. Accordingly, the Bank has not recorded any allowance for credit losses. At December 31, 2010 and 2009, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information on the Bank's off-balance sheet credit exposure, see "Note 20 — Commitments and Contingencies."

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans secured by one-to-four family residential properties. Government-insured mortgage loans are insured by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. Any losses from such mortgage loans are expected to be recovered from those entities or absorbed by the servicers. Therefore, there is no allowance for credit losses on government-insured mortgage loans.

Conventional Mortgage Loans

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

•
First Loss Account. The first loss account (FLA) specifies the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. If the Bank experiences losses in a master commitment, these losses will either be (i) recovered through the recapture of performance-based credit enhancement fees from the PFI or (ii) absorbed by the Bank. The first loss account balance for all master commitments is a memorandum account and was $124.8 million and $116.4 million at December 31, 2010 and 2009.

•
Credit Enhancement Obligation of PFI. PFIs have a credit enhancement obligation to absorb losses in excess of the first loss account in order to limit the Bank's loss exposure to that of an investor in an MBS that is rated the equivalent of AA by an NRSRO. PFIs are required to either collateralize their credit enhancement obligation with the Bank or to purchase SMI from mortgage insurers. All of the Bank's SMI providers have had their external ratings for claims-paying ability or insurer financial strength downgraded below AA. Ratings downgrades imply an increased risk that these SMI providers will be unable to fulfill their obligations to reimburse the Bank for claims under insurance policies.

The Bank utilizes an allowance for credit losses to reserve for estimated losses after considering the recapture of performance based credit enhancement fees from the PFI. Credit enhancement fees available to recapture losses consist of accrued credit enhancement fees to be paid to the PFIs and projected credit enhancement fees to be paid to the PFIs over the next twelve months less any losses incurred or expected to be incurred. These estimated credit enhancement fees are calculated at a master commitment level and are only available to the specified master commitment. The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. Credit enhancement fees paid totaled $11.6 million, $15.6 million, and $18.8 million for the years ended December 31, 2010, 2009, and 2008.

Specifically Identified Conventional Mortgage Loans. The Bank does not currently evaluate any individual conventional mortgage loans for impairment. Therefore, there is no allowance for credit losses on specifically identified conventional mortgage loans at December 31, 2010 and 2009.

Collectively Evaluated Conventional Mortgage Loans. The Bank collectively evaluates its conventional mortgage loan portfolio and estimates an allowance for credit losses based upon both quantitative and qualitative factors that may vary based upon the MPF product. Quantitative factors include, but are not limited to, a rolling twelve-month average of (i) loan delinquencies, (ii) loans migrating to REO, and (iii) actual historical loss severities, as well as credit enhancement fees available to recapture estimated losses assuming a declining portfolio balance adjusted for prepayments. Qualitative factors include, but are not limited to, changes in national and local economic trends.

Estimating Additional Credit Loss in the Conventional Mortgage Loan Portfolio. The Bank also assesses a factor for the margin for imprecision in the estimation of loan losses on conventional mortgage loans. The margin for imprecision is a factor in the allowance for credit losses that recognizes the imprecise nature of the measurement process and represents a subjective management judgment based on both facts and circumstances that exist as of the balance sheet date. Therefore, it is intended to cover other inherent losses that may not be captured in the methodology described above. The actual loss that may occur on homogeneous pools of mortgage loans may be more or less than the estimated loss.

Rollforward of the Allowance for Credit Losses on Conventional Mortgage Loans. As of December 31, 2010, 2009, and 2008, the Bank determined that an allowance for credit losses should be established for credit losses on its conventional mortgage loan portfolio. The following table presents a rollforward of the allowance for credit losses on the Bank's conventional mortgage loans, all of which are collectively evaluated for impairment, for the years ended December 31, 2010, 2009, and 2008 as well as the recorded investment in conventional mortgage loans at December 31, 2010 (dollars in thousands):

	2010	2009	2008
Balance, beginning of year	$1,887	$500	$300
Charge-offs	(1,005)	(88)	(95)
Provision for credit losses	12,118	1,475	295
Balance, end of period	$13,000	$1,887	$500

Recorded investment of mortgage loans collectively evaluated for impairment[1]	$7,033,089

1	Recorded investment approximates the unpaid principal balance of mortgage loans.

During 2010, the Bank recorded a provision for credit losses of $12.1 million, bringing its allowance for credit losses to $13.0 million at December 31, 2010. The provision recorded was due to an increase in estimated losses in the Bank's conventional mortgage portfolio as a result of increased loss severity. Additionally, management increased the provision due to its expectation that loans migrating to REO and loss severities will likely increase in the future. The Bank allocates available credit enhancement fees to recapture estimated losses. As charge-off activity has increased, estimated available credit enhancement fees decreased to $3.7 million at December 31, 2010 from $6.9 million at December 31, 2009.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The tables below summarizes the Bank's key credit quality indicators for mortgage loans at December 31, 2010 and 2009 (dollar amounts in thousands):

	2010
	Conventional	Government Insured	Total
Past due 30 - 59 days	$86,679	$17,235	$103,914
Past due 60 - 89 days	33,063	5,288	38,351
Past due 90 days or more	111,064	4,675	115,739
Total past due loans	230,806	27,198	258,004
Total current loans	6,802,283	343,033	7,145,316
Total recorded investment of mortgage loans[1]	$7,033,089	$370,231	$7,403,320

In process of foreclosure (included above)[2]	$78,981	$258	$79,239

Serious delinquency rate[3]	2%	1%	2%

Past due 90 days or more and still accruing interest	$—	$4,675	$4,675

Non-accrual mortgage loans[4]	$111,064	$—	$111,064

	2009
	Conventional	Government Insured	Total
Past due 30 - 59 days	$92,369	$17,055	$109,424
Past due 60 - 89 days	35,227	6,510	41,737
Past due 90 days or more	102,027	9,915	111,942
Total past due loans	229,623	33,480	263,103
Total current loans	7,103,873	345,782	7,449,655
Total recorded investment of mortgage loans[1]	$7,333,496	$379,262	$7,712,758

In process of foreclosure (included above)[2]	$56,894	$83	$56,977

Serious delinquency rate[3]	1%	3%	1%

Past due 90 days or more and still accruing interest	$—	$9,915	$9,915

Non-accrual mortgage loans[4]	$102,027	$—	$102,027

1	Recorded investment approximates the unpaid principal balance of mortgage loans.
2	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.
3	Mortgage loans that are 90 days or more delinquent expressed as a percentage of the total recorded investment.
4	Represents conventional mortgage loans that are 90 days or more delinquent.

Real Estate Owned. At December 31, 2010 and 2009, the Bank had $19.1 million and $12.2 million of REO recorded as a component of "Other assets" in the Statement of Condition.

Term Federal Funds Sold

The Bank invests in term Federal funds sold with highly rated counterparties. These investments are generally short-term (less than three months to maturity) and their carrying value approximates fair value. If the investments were not paid when due the Bank would evaluate these investments for purposes of an allowance for credit losses. At December 31, 2010 and 2009, all investments in term Federal funds sold were repaid according to the contractual terms.

Note 12 — Derivatives and Hedging Activities

Nature of Business Activity

The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and its related funding sources. The goal of the Bank's interest rate risk management strategies is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin, and average maturity of interest-earning assets and related funding sources.

Consistent with Finance Agency regulation, the Bank enters into derivatives to (i) manage the interest rate risk exposures inherent in its otherwise unhedged assets and funding positions and (ii) to achieve its risk management objectives. Finance Agency regulation and the Bank's Enterprise Risk Management Policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments.

The most common ways in which the Bank uses derivatives are to:

•	reduce funding costs by combining a derivative with a consolidated obligation, as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation;

•	reduce the interest rate sensitivity and repricing gaps of assets and liabilities;

•
preserve a favorable interest rate spread between the yield of an asset (e.g. advance) and the cost of the related liability (e.g. consolidated obligation). Without the use of derivatives, this interest rate spread could be reduced or eliminated when a change in the interest rate on the advance does not match a change in the interest rate on the consolidated obligation;

•	mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g. advances or mortgage assets) and liabilities;

•	manage embedded options in assets and liabilities; and

•	manage risk in its balance sheet profile.

Application of Derivatives

Derivative financial instruments are used by the Bank in two ways:

•	as a fair value hedge of an associated financial instrument or firm commitment; or

•
as an economic hedge to manage certain defined risks in its Statement of Condition. These hedges are primarily used to manage interest rate risk exposure and offset prepayment risk in certain assets. In addition, to reduce its exposure to reset risk, the Bank may occasionally enter into forward rate agreements, which are also treated as economic hedges.

Derivative financial instruments are used by the Bank when they are considered to be a cost-effective alternative to achieve the Bank's financial and risk management objectives. The Bank reevaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new strategies.

Types of Derivatives

The Bank may use the following derivative instruments:

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
Swaptions. A swaption is an option on a swap that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank against future interest rate changes. The Bank purchases both payer and receiver swaptions to decrease its interest rate risk exposure related to the prepayment of certain assets. A payer swaption is the option to enter into a pay-fixed swap at a later date and a receiver swaption is the option to enter into a receive-fixed swap at a later date.
Interest Rate Caps and Floors. In an interest rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (or “cap”) price. In an interest rate floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (or “floor”) price. Interest rate caps and floors are designed as protection against the interest rate on a variable interest rate asset or liability falling below or rising above a certain level and offset prepayment risk in certain assets.
Options. An option is an agreement between two entities that conveys the right, but not the obligation, to engage in a future transaction on some underlying security or other financial asset at an agreed upon price during a certain period of time or on a specific date. Premiums or swap fees paid to acquire options are considered the fair value of the option at inception of the hedge and are reported in “Derivative assets” or “Derivative liabilities” in the Statement of Condition.
Futures/Forwards Contracts. The Bank may also use futures and forward contracts. For example, certain mortgage purchase commitments entered into by the Bank are considered derivatives. The Bank may hedge these commitments by selling “to-be-announced” (TBA) MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price.

Types of Hedged Items

The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to (i) assets and liabilities in the Statement of Condition or (ii) firm commitments. The Bank also formally assesses (both at the hedge's inception and at least quarterly) whether the derivatives it uses in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess hedge effectiveness prospectively and retrospectively.

Consolidated Obligations. The Bank may enter into derivatives to hedge the interest rate risk associated with its consolidated obligations. The Bank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation.
For example, in a typical transaction, fixed rate consolidated obligations are issued and the Bank simultaneously enters into a matching interest rate swap in which the counterparty pays fixed cash flows to the Bank designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. The Bank in turn pays a variable cash flow on the interest rate swap that closely matches the interest payments it receives on short-term or variable interest rate advances (typically one- or three-month LIBOR). This type of hedge is treated as a fair value hedge. The Bank may also issue variable interest rate consolidated obligations indexed to LIBOR, the U.S. Prime rate, or the Federal funds rate and simultaneously execute interest rate swaps to hedge the basis risk of the variable interest rate debt. Those interest rate swaps used to hedge the basis risk of variable interest rate debt indexed to the U.S. Prime rate or Federal funds rate do not qualify for hedge accounting. As a result, this type of hedge is treated as an economic hedge.
This strategy of issuing consolidated obligations while simultaneously entering into derivatives enables the Bank to offer a wider range of attractively priced advances to its borrowers and may allow the Bank to reduce its funding costs. The continued attractiveness of such debt depends on yield relationships between the consolidated obligation and derivative markets. If conditions in these markets change, the Bank may alter the types or terms of the consolidated obligations that it issues. By acting in both the capital and the swap markets, the Bank can raise funds at lower costs than through the issuance of simple fixed or variable rate consolidated obligations in the capital markets alone.
Advances. The Bank offers a wide array of advance structures that may have maturities up to 30 years with variable or fixed interest rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances in order to more closely match the characteristics of its funding liabilities. In general, whenever a borrower executes a fixed interest rate advance or a variable interest rate advance with embedded options, the Bank will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the advance. For example, the Bank may hedge a fixed interest rate advance with an interest rate swap where the Bank pays a fixed interest rate coupon and receives a variable interest rate coupon, effectively converting the fixed interest rate advance to a variable interest rate advance. This type of hedge is treated as a fair value hedge.
When issuing putable advances, the Bank effectively purchases a put option from the borrower that allows the Bank to put or extinguish the fixed interest rate advance, which the Bank normally would exercise when interest rates increase. The Bank may hedge these advances by entering into a cancelable interest rate swap.
Mortgage Loans. The Bank invests in fixed rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The Bank manages the interest rate and prepayment risks associated with mortgages through a combination of debt issuance and derivatives. The Bank may issue both callable and noncallable debt and prepayment-linked consolidated obligations to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans.
The Bank may also purchase interest rate caps, floors, and swaptions to minimize the prepayment risk embedded in mortgage assets. Although these derivatives are valid economic hedges, they are not specifically linked to individual mortgage loans and, therefore, do not receive fair value hedge accounting. The derivatives are marked-to-market through earnings with no offsetting hedged item marked-to-market.
Firm Commitments. Certain mortgage purchase commitments are considered derivatives. The Bank normally hedges these commitments by selling TBA MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized using the level-yield methodology.

Investment Securities. The Bank's investment securities include, but are not limited to, negotiable certificates of deposit, other U.S. obligations, GSE obligations, state or local housing agency obligations, TLGP debt, taxable municipal bonds, and MBS, and are classified as either trading, AFS, or HTM. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage the prepayment and interest rate risk by funding investment securities with either callable or non-callable consolidated obligations or by hedging the prepayment risk with interest rate caps or floors, interest rate swaps, or swaptions.
The Bank manages the risk arising from changing market prices of trading securities by entering into economic derivatives that offset the changes in fair value of the securities. The fair value changes of both the trading securities and the associated derivatives are included in other (loss) income as “Net gain on trading securities” and “Net (loss) gain on derivatives and hedging activities.”
Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative contracts. The degree of counterparty credit risk depends on the extent to which collateral agreements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policies and regulations. The Bank requires collateral agreements on all derivative contracts that establish collateral delivery thresholds. Based on credit analyses and collateral requirements, the Bank does not anticipate any credit losses on its derivatives at December 31, 2010. See "Note 19 — Fair Value" for a discussion on the Bank's fair value methodology for derivatives.

The following table presents the Bank's credit risk exposure to derivative instruments at December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Credit risk exposure[1]	$20,230	$13,762
Less: Cash collateral held	(8,303)	(2,750)
Exposure net of cash collateral	$11,927	$11,012

1	Includes net accrued interest receivable of $7.8 million and $12.1 million at December 31, 2010 and 2009.

Some of the Bank's derivative contracts contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by a major credit rating agency, the Bank may be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2010 was $389.9 million, for which the Bank has posted cash collateral (including accrued interest) of $112.4 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver up to an additional $183.1 million of collateral to its derivative counterparties at December 31, 2010. However, the Bank's credit rating did not change during 2010.

Financial Statement Effect and Additional Financial Information

The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the Bank to credit and market risk.

The following table summarizes the Bank's fair value of derivative instruments at December 31, 2010 (dollars in thousands). For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$29,679,817	$333,057	$798,000
Derivatives not designated as hedging instruments
Interest rate swaps	4,293,985	10,888	19,454
Interest rate caps and floors	6,950,000	103,330	—
Forward settlement agreements (TBAs)	95,500	512	263
Mortgage delivery commitments	96,104	210	714
Total derivatives not designated as hedging instruments	11,435,589	114,940	20,431
Total derivatives before netting and collateral adjustments	$41,115,406	447,997	818,431

Netting adjustments[1]		(427,767)	(427,767)
Cash collateral and related accrued interest		(8,303)	(112,217)
Total netting adjustments and cash collateral		(436,070)	(539,984)
Derivative assets and liabilities		$11,927	$278,447

1	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions by counterparty.

The following table summarizes the Bank's fair value of derivative instruments at December 31, 2009 (dollars in thousands). For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$34,196,552	$284,759	$685,933
Derivatives not designated as hedging instruments
Interest rate swaps	9,407,539	41,976	14,783
Interest rate caps	3,240,000	51,312	—
Forward settlement agreements (TBAs)	27,500	322	1
Mortgage delivery commitments	26,712	2	283
Total derivatives not designated as hedging instruments	12,701,751	93,612	15,067
Total derivatives before netting and collateral adjustments	$46,898,303	378,371	701,000

Netting adjustments[1]		(364,609)	(364,609)
Cash collateral and related accrued interest		(2,750)	(56,007)
Total netting adjustments and cash collateral		(367,359)	(420,616)
Derivative assets and liabilities		$11,012	$280,384

1	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions by counterparty.

The following table summarizes the components of “Net (loss) gain on derivatives and hedging activities” as presented in the Statement of Income for the years ended December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Derivatives and hedged items in fair value hedging relationships
Interest rate swaps	$4,680	$99,587
Derivatives not designated as hedging instruments
Interest rate swaps	(43,779)	17,203
Interest rate caps and floors	(12,628)	19,249
Forward settlement agreements (TBAs)	(6,126)	1,305
Mortgage delivery commitments	5,264	(3,565)
Total net (loss) gain related to derivatives not designated as hedging instruments	(57,269)	34,192
Net (loss) gain on derivatives and hedging activities	$(52,589)	$133,779

The following table summarizes the components of "Net (loss) gain on derivatives and hedging activities" as presented in the Statement of Income for the year ended December 31, 2008 (dollars in thousands):

2008
Net loss related to fair value hedge ineffectiveness	$(4,021)
Net loss related to economic hedges	(29,154)
Net loss on derivatives and hedging activities	$(33,175)

The following tables summarize, by type of hedged item, the (loss) gain on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income for the years ended December 31, 2010 and 2009 (dollars in thousands):

	2010
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Advances	$(125,593)	$130,590	$4,997	$(392,278)
Available-for-sale investments	(1,359)	2,926	1,567	(7,132)
Bonds	61,929	(63,813)	(1,884)	335,918
Total	$(65,023)	$69,703	$4,680	$(63,492)

	2009
Hedged Item Type	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Advances	$493,983	$(491,376)	$2,607	$(365,664)
Available-for-sale investments	84,655	(1,806)	82,849	(11,534)
Bonds	(249,413)	263,544	14,131	276,998
Total	$329,225	$(229,638)	$99,587	$(100,200)

1	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Note 13 — Deposits
The Bank offers demand and overnight deposits to members and qualifying non-members. In addition, the Bank offers short-term interest bearing deposit programs to members. Deposits classified as demand and overnight pay interest based on a daily interest rate. Short-term interest bearing deposits pay interest based on a fixed rate determined at the issuance of the deposit. Average total deposits amounted to $1.4 billion, $1.3 billion, and $1.4 billion for the years ended December 31, 2010, 2009, and 2008. Average interest rates paid on deposits were 0.09 percent, 0.18 percent, and 1.64 percent for the years ended December 31, 2010, 2009, and 2008.
The following table details the Bank's interest bearing and non-interest bearing deposits at December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Interest bearing
Demand and overnight	$600,095	$660,263
Term	469,891	483,962
Non-interest bearing
Demand	110,667	80,966
Total deposits	$1,180,653	$1,225,191

The aggregate amount of term deposits with a denomination of $100,000 or more was $469.7 million and $483.9 million at December 31, 2010 and 2009.

Note 14 — Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. Consolidated obligations are issued with either fixed rate payment terms or variable rate payment terms that use a variety of indices to reset interest rates including, but not limited to, LIBOR, Constant Maturity Treasury, and the Federal funds rate. To meet the specific needs of certain investors, both fixed and variable rate consolidated obligations may also contain certain embedded features resulting in complex coupon payment terms and call features. When such consolidated obligations are issued on the Bank's behalf, the Bank may concurrently enter into derivative agreements to effectively offset these features.
The par amounts of the outstanding consolidated obligations of the 12 FHLBanks were approximately $796.3 billion and $930.5 billion at December 31, 2010 and 2009.

BONDS
Bonds are typically issued to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity.

Redemption Terms

The following table summarizes the Bank's bonds outstanding by year of contractual maturity at December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$15,114,400	1.54	$23,040,050	1.43
Due after one year through two years	6,549,650	2.20	9,089,100	2.45
Due after two years through three years	6,677,020	2.03	5,337,250	2.79
Due after three years through four years	2,956,105	2.16	2,522,835	3.73
Due after four years through five years	4,100,840	3.13	1,421,710	3.66
Thereafter	6,755,180	4.40	6,961,565	5.04
Index amortizing notes	1,456,014	5.12	1,950,088	5.12
Total par value	43,609,209	2.47	50,322,598	2.58

Premiums	40,003		49,514
Discounts	(29,963)		(34,785)
Fair value hedging adjustments
Cumulative fair value loss on existing hedges	181,436		148,954
Basis adjustments from terminated and ineffective hedges	(11,967)		326
Fair value option adjustments
Cumulative fair value (gain) loss	(1,264)		4,394
Accrued interest payable	3,114		3,473
Total	$43,790,568		$50,494,474

The following table summarizes the Bank's bonds outstanding by features at December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Noncallable or nonputable	$26,929,209	$44,380,598
Callable	16,680,000	5,942,000
Total par value	$43,609,209	$50,322,598

The following table summarizes the Bank's bonds outstanding by year of contractual maturity or next call date at December 31, 2010 and 2009 (dollars in thousands):

Year of Contractual Maturity or Next Call Date	2010	2009
Due in one year or less	$25,784,400	$27,757,050
Due after one year through two years	4,714,650	7,744,100
Due after two years through three years	2,942,020	3,430,250
Due after three years through four years	1,146,105	2,117,835
Due after four years through five years	2,095,840	626,710
Thereafter	5,470,180	6,696,565
Index amortizing notes	1,456,014	1,950,088
Total par value	$43,609,209	$50,322,598

These bonds, beyond having fixed rate or simple variable rate coupon payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms:

•
Indexed Principal Redemption Bonds (Index Amortizing Notes). These notes repay principal according to predetermined amortization schedules that are linked to the level of a certain index and have fixed rate coupon payment terms. Usually, as market interest rates rise (fall), the average life of the index amortizing notes extend (contract); and

•
Optional Principal Redemption Bonds (Callable Bonds). The bonds may be redeemed by the Bank in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.

With respect to interest payments, bonds may also have the following terms:

•
Step-Up Bonds. These bonds generally pay interest at increasing fixed rates for specified intervals over the life of the bond. These bonds generally contain provisions enabling the Bank to call bonds at its option on the step-up dates.

Interest Rate Payment Terms

The following table summarizes the Bank's bonds by interest rate payment type at December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Fixed rate	$39,309,209	$41,360,598
Simple variable rate	1,750,000	7,540,000
Step-up	2,550,000	1,422,000
Total par value	$43,609,209	$50,322,598

At December 31, 2010 and 2009, 51 and 54 percent of the Bank's fixed rate and step-up bonds were swapped to a variable rate index.

Extinguishment of Debt

The following table summarizes the Bank's debt extinguishments for the years ended December 31, 2010, 2009, and 2008 (dollars in thousands):

	2010	2009	2008
Par value of bonds extinguished	$1,317,115	$942,740	$510,000
Net (loss) gain on extinguishment of debt	(163,681)	(89,859)	698

DISCOUNT NOTES
Discount notes are typically issued to raise short-term funds of one year or less. Discount notes sell at less than their face amount and are redeemed at par value when they mature.
The following table summarizes the Bank's discount notes at December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$7,208,748	0.12	$9,418,870	0.13
Discounts	(472)		(1,688)
Total	$7,208,276		$9,417,182

At December 31, 2010, none of the Bank's fixed rate discount notes were swapped to a variable rate index. At December 31, 2009, three percent of the Bank's fixed rate discount notes were swapped to a variable rate index.

CONCESSIONS ON CONSOLIDATED OBLIGATIONS
Unamortized concessions are included as a component of "Other assets" in the Statement of Condition and amounted to $12.7 million and $8.1 million at December 31, 2010 and 2009. Amortization of such concessions is recorded as consolidated obligation interest expense and totaled $12.9 million, $10.3 million, and $13.7 million for the years ended December 31, 2010, 2009, and 2008.
Note 15 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish an AHP, which provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low to moderate income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of net earnings. For purposes of the AHP calculation, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock, less the assessment for REFCORP. The requirement to add back interest expense related to mandatorily redeemable capital stock is based on an advisory bulletin issued by the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The Bank accrues this expense monthly based on its net earnings. The Bank reduces its AHP liability as members use subsidies.

If the Bank experienced a net loss during a quarter, but still had net earnings for the year, the Bank's obligation to the AHP would be calculated based on its year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, it would have no obligation to the AHP for the year, because its required annual AHP contribution is limited to its annual net earnings. If the aggregate 10 percent calculation described above was less than $100 million for all 12 FHLBanks, each FHLBank would be required to assure that the aggregate contribution of the FHLBanks equals $100 million. The pro-ration would be made on the basis of an FHLBank's income in relation to the income of all FHLBanks for the previous year.

There was no shortfall, as described above, in 2010, 2009 or 2008. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make any such application in 2010, 2009 or 2008. The Bank had outstanding principal in AHP advances of $0.5 million and $0.9 million at December 31, 2010 and 2009. Discounts recorded by the Bank on these advances are treated as a reduction of the AHP liability at origination. The Bank did not issue AHP advances in 2010, 2009, or 2008.

The following table presents a roll forward of the Bank’s AHP liability for the years ended December 31, 2010, 2009, and 2008 (dollars in thousands):

	2010	2009	2008
Balance, beginning of year	$40,479	$39,715	$42,622
Assessments	14,798	16,248	14,168
Disbursements	(10,769)	(15,484)	(17,075)
Balance, end of year	$44,508	$40,479	$39,715

Note 16 — Resolution Funding Corporation

Each FHLBank is required to pay to REFCORP 20 percent of net income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The Bank accrues its REFCORP assessment on a monthly basis. REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. The Bank provides its net income before AHP and REFCORP assessments to REFCORP, which then performs the calculations for each quarter end.

The FHLBanks will continue to be obligated to pay these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Agency, in consultation with the U.S. Secretary of the Treasury, selects the appropriate discounting factors to be used in this annuity calculation. The cumulative amount to be paid to REFCORP by each FHLBank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If an FHLBank experienced a net loss during a quarter, but still had net income for the year, the FHLBank's obligation to REFCORP would be calculated based on the FHLBank's year-to-date GAAP net income. The FHLBank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the FHLBank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a net loss for a full year, the FHLBank would have no obligation to REFCORP for the year.
The FHLBanks’ aggregate payments through 2010 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to the fourth quarter of 2011. The FHLBanks’ aggregate payments through 2010 have satisfied $64.6 million of the $75 million scheduled payment due on October 15, 2011 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2010 until the annuity is satisfied.
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

Note 17 — Capital

The Bank is subject to three regulatory capital requirements:

•
Risk-based capital. The Bank must maintain at all times permanent capital greater than or equal to the sum of its credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock and retained earnings, can satisfy this risk-based capital requirement.

•
Total regulatory capital. The Bank is required to maintain a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all capital stock, including mandatorily redeemable capital stock, plus retained earnings.

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At December 31, 2010 and 2009, the Bank did not have any nonpermanent capital.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to safe and sound business operations within the regulatory minimum ratios.

The following table shows the Bank's compliance with the Finance Agency's three regulatory capital requirements at December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$716,508	$2,745,876	$826,709	$2,952,836
Total capital-to-asset ratio	4.00%	4.94%	4.00%	4.57%
Total regulatory capital	$2,222,755	$2,745,876	$2,586,267	$2,952,836
Leverage ratio	5.00%	7.41%	5.00%	6.85%
Leverage capital	$2,778,444	$4,118,814	$3,232,834	$4,429,254

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

Excess Stock

Capital stock owned by members in excess of their minimum investment requirements is known as excess capital stock. The Bank had excess capital stock (including excess mandatorily redeemable capital stock) of $57.7 million and $61.8 million at December 31, 2010 and 2009.

Under the Bank's Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. If a member's membership capital stock balance exceeds an operational threshold set forth in the Capital Plan, the Bank may repurchase the amount of excess membership capital stock necessary to make the member's membership capital stock balance equal to the operational threshold. Additionally, on a scheduled monthly basis, if a member's activity-based capital stock balance exceeds an operational threshold set forth in the Capital Plan, the Bank may repurchase the amount of excess capital stock necessary to make the member's activity-based capital stock balance equal to the operational threshold.

Mandatorily Redeemable Capital Stock

The Bank reclassifies capital stock subject to redemption from equity to a liability when a member engages in any of the following activities: (i) submits a written notice to redeem all or part of its capital stock, (ii) submits a written notice of its intent to withdraw from membership, or (iii) terminates its membership voluntarily as a result of a merger or consolidation into a non-member or into a member of another FHLBank.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock would no longer be classified as interest expense. For the years ended December 31, 2010, 2009, and 2008, dividends on mandatorily redeemable capital stock in the amount of $0.2 million, $0.3 million, and $1.0 million were recorded as interest expense.

The following table summarizes the Bank's mandatorily redeemable capital stock by year of contractual redemption at December 31, 2010 and 2009 (dollars in thousands):

Year of Contractual Redemption	2010	2009
Due in one year or less	$—	$—
Due after one year through two years	338	—
Due after two years through three years	33	513
Due after three years through four years	510	151
Due after four years through five years	5,261	1,094
Past contractual redemption date[1]	693	6,588
Total	$6,835	$8,346

1	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period becuase of outstanding activity with the Bank.

The following table summarizes a rollforward of the Bank's mandatorily redeemable capital stock activity for the years ended December 31, 2010, 2009, and 2008 (dollars in thousands):

	2010	2009	2008
Balance, beginning of year	$8,346	$10,907	$46,039
Mandatorily redeemable capital stock issued	4	7	49
Capital stock subject to mandatory redemption reclassified from capital stock	21,394	19,170	2,861
Redemption of mandatorily redeemable capital stock	(22,909)	(21,738)	(38,042)
Balance, end of period	$6,835	$8,346	$10,907
Note 18 — Pension and Postretirement Benefits
Qualified Defined Benefit Multi-Employer Plan
The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The plan covers all officers and employees of the Bank that meet certain eligibility requirements if hired before December 31, 2010.
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
Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $11.6 million, $5.7 million, and $3.2 million for the years ended December 31, 2010, 2009, and 2008. For the years ended December 31, 2010 and 2009, funding and administrative costs included a one-time discretionary contribution to the Pentegra Defined Benefit Plan of $8.4 million and $3.3 million.

Qualified Defined Contribution Plan
The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The plan covers all officers and employees of the Bank that meet certain eligibility requirements. The Bank’s contributions are equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. For the years ended December 31, 2010, 2009, and 2008, the Bank contributed $0.8 million, $0.7 million, and $0.6 million.
Nonqualified Supplemental Defined Contribution and Defined Benefit Retirement Plans
In addition, the Bank offers the Benefit Equalization Plan (BEP). The BEP is a nonqualified retirement plan restoring defined contributions and defined benefits offered under the qualified plans which have been limited by laws governing such plans. The BEP covers selected officers of the Bank. There are no funded assets that have been designated to provide benefits under this plan.
BEP Defined Contribution Retirement Plan. The Bank contributed $82,000, $66,000, and $69,000 in the years ended December 31, 2010, 2009, and 2008 for the nonqualified supplemental defined contribution retirement plan.
BEP Defined Benefit Retirement Plan. The projected benefit obligation at December 31, 2010 and 2009 was as follows (dollars in thousands):

	2010	2009
Change in benefit obligation
Projected benefit obligation at beginning of year	$5,590	$4,928
Service cost	310	298
Interest cost	318	297
Actuarial loss	64	152
Benefits paid	(259)	(256)
Change due to decrease in discount rate	389	171
Projected benefit obligation at end of year	$6,412	$5,590
The measurement date used to determine the current year's benefit obligation was December 31, 2010.
The following amounts were recognized in the Statement of Condition at December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Accrued benefit liability	$6,412	$5,590
Accumulated other comprehensive loss	(2,030)	(1,760)
Net amount recognized	$4,382	$3,830

The accumulated benefit obligation was $6.0 million and $5.3 million at December 31, 2010 and 2009.

Components of net periodic benefit cost for the years ended December 31, 2010, 2009, and 2008 were as follows (dollars in thousands):

	2010	2009	2008
Net periodic benefit cost
Service cost	$310	$298	$157
Interest cost	318	297	280
Amortization of unrecognized prior service cost	42	54	54
Amortization of unrecognized net loss	141	136	93
Net periodic benefit cost	$811	$785	$584

The following table details the change in accumulated other comprehensive income (loss) for the year ended December 31, 2010 (dollars in thousands):

	Prior Service	Net Loss
	Cost	(Gain)	Total
Balance at beginning of year	$132	$1,628	$1,760
Net loss on defined benefit plan	—	453	453
Amortization	(42)	(141)	(183)
Balance at end of year	$90	$1,940	$2,030

Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost during 2011 are (dollars in thousands):

Projected amortization of unrecognized prior service cost	$22
Projected amortization of unrecognized net loss	186
Total projected amortization of amounts in accumulated other comprehensive loss	$208
Key assumptions and other information for the actuarial calculations for the years ended December 31, 2010, 2009, and 2008 were:

	2010	2009	2008
Discount rate — benefit obligations	5.25%	5.75%	6.00%
Discount rate — net periodic benefit cost	5.75%	6.00%	6.25%
Salary increases	4.80%	4.80%	4.80%
Amortization period (years)	8	8	9
The 2010 discount rate used to determine the benefit obligation was determined using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Future benefit payments were estimated based on census data, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments was calculated using weighted-average duration-based interest rate yields from the Citibank Pension Discount Curve as of December 31, 2010, and solving for the single discount rate that produced the same present value.
The Bank estimates that its required contributions for the year ended December 31, 2011 will be $0.3 million.
Estimated future benefit payments reflecting expected future services for the years ending after December 31, 2010 were (dollars in thousands):

Year	Amount
2011	$271
2012	288
2013	304
2014	325
2015	417
2016 through 2020	2,364

Note 19 — Fair Value

Fair value amounts are determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods.

The following table summarizes the carrying values and fair values of the Bank's financial instruments at December 31, 2010 and 2009 (dollars in thousands). These fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

	2010		2009
Financial Instruments	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and due from banks	$105,741	$105,741	$298,841	$298,841
Interest-bearing deposits	8,919	8,836	10,570	10,346
Securities purchased under agreements to resell	1,550,000	1,550,000	—	—
Federal funds sold	2,025,000	2,025,000	3,133,000	3,133,000
Trading securities	1,472,542	1,472,542	4,434,522	4,434,522
Available-for-sale securities	6,356,903	6,356,903	7,737,413	7,737,413
Held-to-maturity securities	7,226,116	7,395,340	5,474,664	5,535,975
Advances	29,252,529	29,416,310	35,720,398	35,978,355
Mortgage loans held for portfolio, net	7,421,446	7,778,889	7,716,549	7,996,456
Accrued interest receivable	79,314	79,314	81,703	81,703
Derivative assets	11,927	11,927	11,012	11,012

Liabilities
Deposits	(1,180,653)	(1,180,386)	(1,225,191)	(1,224,975)
Consolidated obligations
Discount notes	(7,208,276)	(7,208,222)	(9,417,182)	(9,417,818)
Bonds[1]	(43,790,568)	(44,830,142)	(50,494,474)	(51,544,919)
Total consolidated obligations	(50,998,844)	(52,038,364)	(59,911,656)	(60,962,737)

Mandatorily redeemable capital stock	(6,835)	(6,835)	(8,346)	(8,346)
Accrued interest payable	(187,091)	(187,091)	(243,693)	(243,693)
Derivative liabilities	(278,447)	(278,447)	(280,384)	(280,384)

Other
Commitments to extend credit for mortgage loans	(65)	(66)	—	—
Standby letters of credit	(1,867)	(1,867)	(1,443)	(1,443)
Standby bond purchase agreements	—	5,130	—	6,477

1	Includes $2.8 billion and $6.0 billion at fair value under the fair value option at December 31, 2010 and 2009.

Valuation Techniques and Significant Inputs

Cash and Due from Banks and Securities Purchased under Agreements to Resell. The fair value approximates the carrying value.

Interest-Bearing Deposits. For interest-bearing deposits with less than three months to maturity, the fair value approximates the carrying value. For interest-bearing deposits with more than three months to maturity, the fair value is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

Federal Funds Sold. For overnight and term Federal funds sold with less than three months to maturity, the fair value approximates the carrying value. For term Federal funds sold with more than three months to maturity, the fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for Federal funds with similar terms.

Investment Securities. The Bank's valuation technique incorporates prices from up to four designated third-party pricing vendors, when available. These pricing vendors use methods that generally employ market indicators, including but not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The Bank establishes a price for each of its investment securities using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Prices that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including, but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. The relative proximity of the prices received supports the Bank's conclusion that the final computed prices are reasonable estimates of fair value. At December 31, 2010, substantially all of the Bank's investment securities were priced using this valuation technique. In limited instances, when no prices are available from the four designated pricing services, the Bank obtains prices from dealers.

Advances. The fair value of advances is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable. The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms. In accordance with Finance Agency regulations, advances generally require a prepayment fee sufficient to make the Bank financially indifferent to a borrower's decision to prepay the advances. Therefore, the fair value of advances does not assume prepayment risk.

The Bank uses the following inputs for measuring the fair value of advances:

•
Consolidated Obligation Curve (CO Curve). The Office of Finance constructs a market-observable curve referred to as the CO Curve. The CO Curve is constructed using the U.S. Treasury Curve as a base curve which is then adjusted by adding indicative spreads obtained largely from market-observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent GSE trades, and secondary market activity. The Bank utilizes the CO Curve as its input to fair value for advances because it represents the Bank's cost of funds and is used to price advances.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

•	Spread assumption. Represents a spread adjustment to the CO Curve.

Mortgage Loans Held for Portfolio. The fair value of mortgage loans held for portfolio are determined based on quoted market prices of similar mortgage loans available in the market or modeled prices, if available. The modeled prices start with prices for new MBS issued by GSEs or similar new mortgage loans. Prices are then adjusted for differences in coupon, average loan rate, seasoning, and cash flow remittance between the Bank’s mortgage loans and the MBS or mortgage loans. The prices of the referenced MBS and the mortgage loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in the prepayment rates often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.

Real Estate Owned. The fair value of real estate owned is estimated using a current property value from the MPF Servicer or a broker price opinion adjusted for estimated selling costs.

Accrued Interest Receivable and Payable. The fair value approximates the carrying value.

Derivative Assets and Liabilities. The fair value of derivatives is generally estimated using standard valuation techniques such as discounted cash flow analyses and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, volatility of interest rates, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates. The Bank is subject to credit risk in derivatives transactions due to the potential nonperformance of its derivatives counterparties, which are generally highly rated institutions. To mitigate this risk, the Bank has entered into master netting agreements for derivatives with their counterparties. In addition, the Bank has entered into bilateral security agreements with all of its active derivatives counterparties that provide for the delivery of collateral at specified levels tied to those counterparties' credit ratings to limit its net unsecured credit exposure to those counterparties. The Bank has evaluated the potential for the fair value of the derivatives to be affected by counterparty and its own credit risk and has determined that no adjustments were significant to the overall fair value measurements.

The fair values of the Bank's derivative assets and derivative liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by counterparty pursuant to the provisions of the Bank's master netting agreements. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability.

The Bank's discounted cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). For interest-related derivatives, the Bank utilizes the LIBOR Swap Curve and a volatility assumption to estimate fair value. In limited instances, fair value estimates for interest-rate related derivatives (i.e. caps and floors) are obtained using an external pricing model that utilizes observable market data. For forward settlement agreements (TBAs), the Bank utilizes TBA securities prices that are determined by coupon class and expected term until settlement. For mortgage delivery commitments, the Bank utilizes TBA securities prices adjusted for differences in coupon, average loan rate, and seasoning.

Deposits. For deposits with three months or less to maturity, the fair value approximates the carrying value. For deposits with more than three months to maturity, the fair value is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations. The fair value of consolidated obligations is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest payable. For consolidated obligations elected under the fair value option, fair value includes accrued interest payable. The discount rates used in these calculations are for consolidated obligations with similar terms. The Bank uses the CO Curve and a volatility assumption for measuring the fair value of consolidated obligations.

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

Standby Bond Purchase Agreements. The fair value of standby bond purchase agreements is calculated using the present value of the expected future fees related to the agreements. The discount rates used in the calculations are based on municipal spreads over the U.S. Treasury Curve, which are comparable to discount rates used to value the underlying bonds. Upon purchase of any bonds under these agreements, the Bank estimates fair value using the "Investment Securities" fair value methodology.

Fair Value Hierarchy

The Bank records trading securities, AFS securities, derivative assets and liabilities, certain REO, and certain bonds for which the fair value option has been elected at fair value in the Statement of Condition. The fair value hierarchy is used to prioritize the fair value methodologies and valuation techniques as well as the inputs to valuation techniques used to measure fair value for assets and liabilities carried at fair value. The inputs are evaluated and an overall level for the fair value hierarchy is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability.

Outlined below is the application of the fair value hierarchy to the Bank's assets and liabilities that are carried at fair value in the Statement of Condition on a recurring or nonrecurring basis.

Level 1. Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carries certain derivative contracts (i.e. forward settlement agreements) that are highly liquid and actively traded in over-the-counter markets at Level 1 fair value on a recurring basis.

Level 2. Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carries its investment securities, certain derivative contracts, and certain bonds recorded at fair value under the fair value option at Level 2 fair value on a recurring basis.

Level 3. Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity's own assumptions. The Bank carries certain REO at Level 3 fair value on a nonrecurring basis.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. On a quarterly basis, the Bank reviews the fair value hierarchy classifications. Changes in the observability of the valuation attributes may result in a reclassification to the hierarchy level for certain assets or liabilities. At December 31, 2010, the Bank had made no reclassifications to its fair value hierarchy.

Fair Value on a Recurring Basis

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statement of Condition at December 31, 2010 (dollars in thousands):

	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
TLGP	$—	$1,213,481	$—	$—	$1,213,481
Taxable municipal bonds	—	259,061	—	—	259,061
Available-for-sale securities
TLGP	—	565,694	—	—	565,694
Taxable municipal bonds	—	164,605	—	—	164,605
Other U.S. obligations	—	176,480	—	—	176,480
Government-sponsored enterprise obligations	—	523,239	—	—	523,239
Government-sponsored enterprise MBS	—	4,926,885	—	—	4,926,885
Derivative assets
Interest rate related	—	447,275	—	(436,070)	11,205
Forward settlement agreements (TBAs)	512	—	—	—	512
Mortgage delivery commitments	—	210	—	—	210
Total assets at fair value	$512	$8,276,930	$—	$(436,070)	$7,841,372

Liabilities
Bonds[2]	$—	$(2,816,850)	$—	$—	$(2,816,850)
Derivative liabilities
Interest rate related	—	(817,454)	—	539,984	(277,470)
Forward settlement agreements (TBAs)	(263)	—	—	—	(263)
Mortgage delivery commitments	—	(714)	—	—	(714)
Total liabilities at fair value	$(263)	$(3,635,018)	$—	$539,984	$(3,095,297)

1
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparties.

2	Represents bonds recorded under the fair value option.

The following table summarizes, for each hierarchy level, the Banks' assets and liabilities that are measured at fair value in the Statement of Condition at December 31, 2009 (dollars in thousands):

	Level 1	Level 2	Level 3	Netting Adjustment1	Total
Assets
Trading securities
TLGP	$—	$3,692,984	$—	$—	$3,692,984
Taxable municipal bonds	—	741,538	—	—	741,538
Available-for-sale securities
TLGP	—	565,757	—	—	565,757
Government-sponsored enterprise	—	7,171,656	—	—	7,171,656
Derivative assets	322	378,049	—	(367,359)	11,012
Total assets at fair value	$322	$12,549,984	$—	$(367,359)	$12,182,947

Liabilities
Bonds[2]	$—	$(5,997,867)	$—	$—	$(5,997,867)
Derivative liabilities	(1)	(700,999)	—	420,616	(280,384)
Total liabilities at fair value	$(1)	$(6,698,866)	$—	$420,616	$(6,278,251)

1
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparties.

2	Represents bonds recorded under the fair value option

Fair Value on a Nonrecurring Basis

The Bank measures certain REO at Level 3 fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. Fair value adjustments on REO are recorded as either a component of "other, net” in the Statement of Income or “other assets” in the Statement of Condition if there are available credit enhancement fees to recapture the estimated losses. At December 31, 2010, the fair value of REO in which a fair value adjustment was recorded during the three months ended December 31, 2010 was approximately $86,000.

Fair Value Option

The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected assets, liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the Statement of Condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income.

During the years ended December 31, 2010 and 2009, the Bank elected to record certain bonds that did not qualify for hedge accounting at fair value under the fair value option. In most instances, the Bank executed economic derivatives in order to achieve some offset to the mark-to-market on the fair value option bonds.

The following table summarizes the activity related to bonds in which the fair value option has been elected for the years ended December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Balance, beginning of period	$(5,997,867)	$—
New bonds elected for fair value option	(5,800,000)	(5,990,000)
Maturities and terminations	8,975,000	—
Net gain (loss) on bonds held at fair value	5,657	(4,394)
Change in accrued interest	360	(3,473)
Balance, end of period	$(2,816,850)	$(5,997,867)

The following table summarizes the changes in fair value included in the Statement of Income for bonds in which the fair value option has been elected for the years ended December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Interest expense	$(29,274)	$(20,597)
Net gain (loss) on bonds held at fair value	5,657	(4,394)
Total change in fair value	$(23,617)	$(24,991)

For bonds recorded under the fair value option, the related contractual interest expense is recorded as part of net interest income in the Statement of Income. The remaining changes are recorded as “Net gain (loss) on bonds held at fair value” in the Statement of Income. At December 31, 2010 and 2009, the Bank determined no credit risk adjustments for nonperformance were necessary to the bonds recorded under the fair value option. Concessions paid on bonds under the fair value option are expensed as incurred and recorded in “other expense” in the Statement of Income.

The following table summarizes the difference between the fair value and the remaining contractual principal balance outstanding of bonds for which the fair value option has been elected at December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Principal balance	$2,815,000	$5,990,000
Fair value	2,816,850	5,997,867
Fair value over principal balance	$1,850	$7,867

Note 20 — Commitments and Contingencies
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
The Bank determined it was not necessary to recognize a liability for the fair value of its joint and several obligations. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. Accordingly, the Bank has not recognized a liability for its joint and several obligations at December 31, 2010 and 2009. The par values of the outstanding consolidated obligations for which the Bank is jointly and severally liable were approximately $745.5 billion and $870.8 billion at December 31, 2010 and 2009.
The following table summarizes additional off-balance sheet commitments for the Bank at December 31, 2010 and 2009 (dollars in thousands):

	2010			2009
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding	$4,719,035	$129,894	$4,848,929	$3,502,477
Standby bond purchase agreements outstanding	—	684,014	684,014	711,135
Commitments to fund or purchase mortgage loans	96,169	—	96,169	26,712
Commitments to issue bonds	560,000	—	560,000	186,503

Commitments to Extend Credit. Standby letters of credit are executed with members for a fee. A standby letter of credit is typically a short-term financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, with a final expiration in 2020. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statement of Condition and amounted to $1.9 million and $1.4 million at December 31, 2010 and 2009.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at December 31, 2010 and 2009 is reported in “Note 19 — Fair Value.”

At December 31, 2010, $1.0 billion of standby letters of credit were purchased from the FHLBank of Pittsburgh under a Master Participation Agreement (MPA). Refer to "Note 22 —Activities with Other FHLBanks" for additional information on the MPA.

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing authorities within its district whereby, for a fee, it agrees to serve as a liquidity provider if required, to purchase and hold the housing authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The standby bond purchase commitments entered into by the Bank have expiration periods of up to seven years, currently no later than 2016. At December 31, 2010 and 2009, the Bank had standby bond purchases agreements with four housing authorities. During 2010, the Bank was not required to purchase any bonds under these agreements. For the years ended December 31, 2010, 2009, and 2008, the Bank received fees for the guarantees that amounted to $1.7 million, $1.1 million, and $0.2 million. The estimated fair value of standby bond purchase agreements at December 31, 2010 and 2009 is reported in “Note 19 — Fair Value.”

Commitments to Fund or Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate them to fund or purchase mortgage loans. Commitments are generally for periods not to exceed 45 days. Of these outstanding commitments, $96.1 million and $26.7 million at December 31, 2010 and 2009 represent commitments that obligate the Bank to purchase closed mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at December 31, 2010 and 2009 is reported in “Note 12 — Derivatives and Hedging Activities” as mortgage delivery commitments. The remaining commitments obligate the Bank to table fund mortgage loans. These commitments are not considered derivatives and their estimated fair value at December 31, 2010 and 2009 is reported in “Note 19 — Fair Value” as commitments to extend credit for mortgage loans.

Lease Commitments. The Bank charged to operating expenses net rental costs of approximately $1.3 million for the years ended December 31, 2010, 2009, and 2008. Future minimum rentals for premises and equipment at December 31, 2010 were as follows (dollars in thousands):

Year	Amount
2011	$1,042
2012	953
2013	876
2014	869
2015	869
Thereafter	10,429
Total	$15,038
Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.
Other Commitments. On June 1, 2010, the Bank entered into an agreement with the Missouri Housing Development Commission to purchase up to $75 million of taxable single family mortgage revenue bonds. The agreement expires on January 20, 2011. As of December 31, 2010, the Bank had not purchased any mortgage revenue bonds under this agreement.

As described in “Note 11 — Allowance for Credit Losses”, for managing the inherent credit risk in the MPF program, participating members receive base and performance based credit enhancement fees from the Bank. When the Bank incurs losses for certain MPF products, it reduces performance based credit enhancement fee payments to applicable members until the amount of the loss is recovered up to the limit of the FLA. The FLA is an indicator of the potential losses for which the Bank is liable (before the member's credit enhancement is used to cover losses). The FLA amounted to $124.8 million and $116.4 million at December 31, 2010 and 2009.

In conjunction with its sale of certain mortgage loans to Fannie Mae through the FHLBank of Chicago in 2009, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $1.2 million by December 31, 2012, $0.8 million by December 31, 2015, and $0.3 million by December 31, 2020. At December 31, 2010, the FHLBank of Chicago had not informed the Bank of any losses that would not otherwise be recovered through credit enhancement fees.

Legal Proceedings. The Bank is not currently aware of any material pending legal proceedings other than ordinary routine litigation incidental to the business, to which the Bank is a party or of which any of its property is the subject.

Note 21 — Activities with Stockholders

Under the Bank's Capital Plan, voting rights conferred upon the Bank's members are for the election of member directors and independent directors. Member directorships are allocated to the five states in the Bank's district and a member is entitled to nominate and vote for candidates for the state in which the member's principal place of business is located. A member is entitled to cast, for each applicable member directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank's capital stock that were required to be held by all members in that state as of the record date for voting. The independent directors are nominated by the Bank's Board of Directors after consultation with the FHLBank's Affordable Housing Advisory Council, and then voted upon by all members within the Bank's five-state district. Non-member stockholders are not entitled to cast votes for the election of directors. Due to the statutory limits on members' voting rights mentioned above, no member owned more than 10 percent of the voting interests of the Bank at December 31, 2010 and 2009.

The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank and may receive dividends on their investment. Former members own the remaining capital stock to support business transactions still carried on the Bank's Statement of Condition. All advances are issued to members and eligible housing associates and all mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts for members primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases. The Bank may not invest in any equity securities issued by its stockholders. The Bank extends credit to members in the ordinary course of business on substantially the same terms, including interest rates and collateral that must be pledged to us, as those prevailing at the time for comparable transactions with other members unless otherwise discussed. These extensions of credit do not involve more than the normal risk of collectibility and do not present other unfavorable features.

Transactions with Directors' Financial Institutions

In the normal course of business, the Bank extends credit to its members whose directors and officers serve as Bank directors (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions.

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions at December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
	Amount	% of Total	Amount	% of Total
Advances	$567,413	2.0%	$684,362	2.0%
Mortgage loans	74,361	1.0	68,335	1.0
Capital stock	40,230	1.8	44,368	1.8

Business Concentrations

The Bank has business concentrations with stockholders whose capital stock outstanding is in excess of 10 percent of the Bank's total capital stock outstanding. The following tables summarize outstanding capital stock balances, advance par values, and unpaid principal balances on mortgage loans with stockholders and their affiliates holding 10 percent or more of outstanding capital stock (including stock classified as mandatorily redeemable) at December 31, 2010 and 2009 (dollars in thousands):

	2010
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[1]
Transamerica Life Insurance Company	$210,250	9.6%	$4,500,000	$—	$19,120
Monumental Life Insurance Company[2]	27,800	1.3	400,000	—	1,221
Total	$238,050	10.9%	$4,900,000	$—	$20,341

	2009
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[1]
Superior Guaranty Insurance Company[3]	$269,257	10.9%	$1,625,000	$4,414,372	$8,443
Transamerica Life Insurance Company	252,525	10.2	5,450,000	—	38,353
Wells Fargo Bank, N.A.	41,200	1.7	700,000	—	17,758
Monumental Life Insurance Company[2]	27,800	1.1	400,000	—	3,039
Total	$590,782	23.9%	$8,175,000	$4,414,372	$67,593

1	Represents interest income earned on advances during the years ended December 30, 2010 and 2009.
2	Monumental Life Insurance Company is an affiliate of Transamerica Life Insurance Company.
3	Superior Guaranty Insurance Company (Superior) is an affiliate of Wells Fargo Bank, N.A (Wells Fargo).

Note 22 — Activities with Other FHLBanks

Investments in Consolidated Obligations. The Bank may invest in other FHLBank consolidated obligations, for which the other FHLBanks are the primary obligor, for liquidity purposes. If made, these investments in other FHLBank consolidated obligations would be purchased in the secondary market from third parties and would be accounted for as available-for-sale securities. The Bank did not have any investments in other FHLBank consolidated obligations at December 31, 2010 and 2009.

Investments in MPF Shared Funding Certificates. The Bank purchased MPF shared funding certificates from the FHLBank of Chicago. See "Note 7 — Held to Maturity Securities" for balances at December 31, 2010 and 2009.

Advances and Standby Letters of Credit. On August 19, 2010, the Bank entered into a MPA with the FHLBank of Pittsburgh allowing either FHLBank to (i) sell a participating interest in an existing advance to the other FHLBank, (ii) fund a new advance on a participating basis to the other FHLBank, or (iii) sell a participating interest in a standby letter of credit, each drawing thereunder, and the related reimbursement obligations to the other FHLBank. At December 31, 2010, the Bank had $1.0 billion of participating interests in standby letters of credit with the FHLBank of Pittsburgh.

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago for its participation in the MPF program. This service fee expense is recorded as an offset to other (loss) income. For the years ended December 31, 2010, 2009, and 2008, the Bank recorded $1.7 million, $1.4 million, and $0.9 million, respectively, in service fee expense to the FHLBank of Chicago.

In addition, the Bank recorded $0.2 million and $0.1 million in MPF Xtra fee income from the FHLBank of Chicago for the years ended December 31, 2010 and 2009. The fee is compensation to the Bank for its continued management of the PFI relationship under MPF Xtra, including initial and ongoing training as well as enforcement of the PFIs representations and warranties as necessary under the PFI Agreement and MPF Guides.

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity from other FHLBanks during the years ended December 31, 2010 and 2009 (dollars in thousands):

Other FHLBank	Beginning Balance	Borrowings	Principal Payment	Ending Balance
2010
Chicago	$—	$500,000	$(500,000)	$—
Cincinnati	—	25,000	(25,000)	—
	$—	$525,000	$(525,000)	$—

2009
Cincinnati	$—	$75,000	$(75,000)	$—
San Francisco	—	6,104,000	(6,104,000)	—
	$—	$6,179,000	$(6,179,000)	$—

The following table summarizes loan activity to other FHLBanks during the year ended December 31, 2010 (dollars in thousands). The Bank did not make any loans to other FHLBanks during the year ended December 31, 2009.

Other FHLBank	Beginning Balance	Advances	Principal Payment Received	Ending Balance
2010
Chicago	$—	$5,000	$(5,000)	$—

Debt Transfers. Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. These transfers are accounted for in the same manner as debt extinguishments. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. During 2010, the Bank transferred $140.0 million, $100.0 million, and $193.9 million of par value bonds to the FHLBanks of Atlanta, Boston, and New York and recorded aggregate net losses of $54.1 million through "Net (loss) gain on extinguishment of debt" in the Statement of Income. During 2009, the Bank transferred $375.0 million of par value bonds to the FHLBank of Atlanta and recorded net losses of $23.1 million.