Form 10-Q
period 2011-03-31
Federal Home Loan Bank of Des Moines
filed 2011-05-12
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2011
Class B Stock, par value $100	21,628,030

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(In thousands, except capital stock par value)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$149,665	$105,741
Interest-bearing deposits	8,012	8,919
Securities purchased under agreements to resell (Note 3)	1,600,000	1,550,000
Federal funds sold	2,152,000	2,025,000
Investment securities
Trading securities (Note 4)	1,269,214	1,472,542
Available-for-sale securities (Note 5)	5,883,516	6,356,903
Held-to-maturity securities (estimated fair value of $6,622,799 and $7,395,340 at March 31, 2011 and December 31, 2010) (Note 6)	6,467,861	7,226,116
Total investment securities	13,620,591	15,055,561
Advances (Note 8)	27,962,783	29,252,529
Mortgage loans held for portfolio (Note 9)	7,220,002	7,434,446
Less allowance for credit losses on mortgage loans (Note 10)	(18,000)	(13,000)
Mortgage loans held for portfolio, net	7,202,002	7,421,446
Accrued interest receivable	85,321	79,314
Premises, software, and equipment, net	10,101	9,196
Derivative assets (Note 11)	4,928	11,927
Other assets	45,913	49,251
TOTAL ASSETS	$52,841,316	$55,568,884
LIABILITIES
Deposits
Interest-bearing	$1,174,324	$1,069,986
Non-interest-bearing	66,667	110,667
Total deposits	1,240,991	1,180,653
Consolidated obligations (Note 12)
Discount notes (includes $242,604 at fair value under the fair value option at March 31, 2011)	3,928,128	7,208,276
Bonds (includes $2,607,685 and $2,816,850 at fair value under the fair value option at March 31, 2011 and December 31, 2010)	44,288,601	43,790,568
Total consolidated obligations	48,216,729	50,998,844
Mandatorily redeemable capital stock (Note 13)	6,547	6,835
Accrued interest payable	232,157	187,091
Affordable Housing Program (AHP) Payable	44,320	44,508
Payable to REFCORP	6,489	12,467
Derivative liabilities (Note 11)	318,044	278,447
Other liabilities	29,059	30,467
TOTAL LIABILITIES	50,094,336	52,739,312
Commitments and contingencies (Note 15)
CAPITAL (Note 13)
Capital stock - Class B putable ($100 par value) authorized, issued, and outstanding 21,178 and 21,830 shares at March 31, 2011 and December 31, 2010	2,117,770	2,183,028
Retained earnings	565,137	556,013
Accumulated other comprehensive income
Net unrealized gain on available-for-sale securities (Note 5)	65,712	92,222
Pension and postretirement benefits	(1,639)	(1,691)
Total accumulated other comprehensive income	64,073	90,531
TOTAL CAPITAL	2,746,980	2,829,572
TOTAL LIABILITIES AND CAPITAL	$52,841,316	$55,568,884
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
INTEREST INCOME
Advances	$69,989	$107,516
Prepayment fees on advances, net	3,140	1,671
Interest-bearing deposits	71	60
Securities purchased under agreements to resell	575	120
Federal funds sold	971	1,516
Investment securities
Trading securities	6,464	15,525
Available-for-sale securities	35,979	24,941
Held-to-maturity securities	51,115	41,762
Mortgage loans held for portfolio	82,985	92,334
Total interest income	251,289	285,445
INTEREST EXPENSE
Consolidated obligations
Discount notes	1,660	2,655
Bonds	187,236	230,115
Deposits	186	229
Mandatorily redeemable capital stock	63	40
Total interest expense	189,145	233,039
NET INTEREST INCOME	62,144	52,406
Provision for credit losses on mortgage loans held for portfolio	5,596	125
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	56,548	52,281
OTHER (LOSS) INCOME
Service fees	286	420
Net (loss) gain on trading securities	(3,328)	21,199
Net (loss) gain on consolidated obligations held at fair value	(997)	6,095
Net gain (loss) on derivatives and hedging activities	1,984	(24,454)
Net loss on extinguishment of debt	(4,602)	(4,027)
Other, net	136	3,260
Total other (loss) income	(6,521)	2,493
OTHER EXPENSE
Compensation and benefits	8,371	7,750
Other operating expenses	4,061	4,405
Federal Housing Finance Agency	1,362	720
Office of Finance	834	608
Total other expense	14,628	13,483
INCOME BEFORE ASSESSMENTS	35,399	41,291
AHP	2,896	3,375
REFCORP	6,501	7,583
Total assessments	9,397	10,958
NET INCOME	$26,002	$30,333

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

	Capital Stock Class B (putable)			Accumulated Other
	Shares	Par Value	Retained Earnings	Comprehensive Income	Total Capital
BALANCE DECEMBER 31, 2009	24,604	$2,460,419	$484,071	$(33,935)	$2,910,555
Proceeds from issuance of capital stock	859	85,890	—	—	85,890
Repurchase/redemption of capital stock	(2,150)	(215,015)	—	—	(215,015)
Net shares reclassified to mandatorily redeemable capital stock	(6)	(589)	—	—	(589)
Comprehensive income:
Net income	—	—	30,333	—	30,333
Other comprehensive income:
Net unrealized gain on available-for-sale securities	—	—	—	57,121	57,121
Pension and postretirement benefits	—	—	—	48	48
Total comprehensive income					87,502
Cash dividends on capital stock	—	—	(14,581)	—	(14,581)
BALANCE MARCH 31, 2010	23,307	$2,330,705	$499,823	$23,234	$2,853,762

BALANCE DECEMBER 31, 2010	21,830	$2,183,028	$556,013	$90,531	$2,829,572
Proceeds from issuance of capital stock	776	77,585	—	—	77,585
Repurchase/redemption of capital stock	(1,428)	(142,833)	—	—	(142,833)
Net shares reclassified to mandatorily redeemable capital stock	—	(10)	—	—	(10)
Comprehensive income:
Net income	—	—	26,002	—	26,002
Other comprehensive income:
Net unrealized gain on available-for-sale securities	—	—	—	(26,510)	(26,510)
Pension and postretirement benefits	—	—	—	52	52
Total comprehensive income					(456)
Cash dividends on capital stock	—	—	(16,878)	—	(16,878)
BALANCE MARCH 31, 2011	21,178	$2,117,770	$565,137	$64,073	$2,746,980

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$26,002	$30,333
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,981	(2,343)
Net loss (gain) on trading securities	3,328	(21,199)
Net loss (gain) on consolidated obligations held at fair value	997	(6,095)
Net change in derivatives and hedging activities	17,328	13,560
Net loss on extinguishment of debt	4,602	4,027
Other adjustments	3,676	41
Net change in:
Accrued interest receivable	(5,999)	(13,695)
Other assets	5,927	(1,646)
Accrued interest payable	44,735	38,922
Other liabilities	(7,522)	(1,960)
Total adjustments	70,053	9,612
Net cash provided by operating activities	96,055	39,945
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	19,307	(5,613)
Securities purchased under agreements to resell	(50,000)	—
Federal funds sold	(127,000)	(422,000)
Premises, software, and equipment	(1,416)	(549)
Trading securities
Proceeds from sales and maturities	200,000	1,006,586
Available-for-sale securities
Proceeds from maturities	441,013	572,676
Purchases	—	(122,968)
Held-to-maturity securities
Net decrease (increase) in short-term	235,000	(340,000)
Proceeds from maturities	524,138	343,956
Purchases	—	(2,475,764)
Advances
Principal collected	8,279,436	8,117,346
Originated	(7,099,283)	(5,385,506)
Mortgage loans held for portfolio
Principal collected	463,840	287,325
Originated or purchased	(261,630)	(134,352)
Proceeds from sales of foreclosed assets	8,612	3,582
Net cash provided by investing activities	2,632,017	1,444,719

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
FINANCING ACTIVITIES
Net change in deposits	69,337	108,730
Net payments on derivative contracts with financing elements	(2,440)	(3,072)
Net proceeds from issuance of consolidated obligations
Discount notes	120,666,000	115,515,538
Bonds	6,947,773	12,087,494
Payments for maturing, transferring, and retiring consolidated obligations
Discount notes	(123,944,722)	(120,221,795)
Bonds	(6,337,672)	(8,975,076)
Proceeds from issuance of capital stock	77,585	85,890
Payments for repurchase of mandatorily redeemable capital stock	(298)	(1,667)
Payments for repurchase/redemption of capital stock	(142,833)	(215,015)
Cash dividends paid	(16,878)	(14,581)
Net cash used in financing activities	(2,684,148)	(1,633,554)

Net increase (decrease) in cash and due from banks	43,924	(148,890)
Cash and due from banks at beginning of the period	105,741	298,841
Cash and due from banks at end of the period	$149,665	$149,951

Supplemental Disclosures
Cash paid during the period for:
Interest	$316,593	$424,349
AHP	$3,084	$4,011
REFCORP	$12,479	$10,072
Unpaid principal balance transferred from mortgage loans held for portfolio to real estate owned	$8,024	$5,064

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

Note 1 — Basis of Presentation

The accompanying unaudited financial statements of the Bank for the three months ended March 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information required by GAAP for full year information and should be read in conjunction with the audited financial statements for the year ended December 31, 2010, which are contained in the Bank's 2010 annual report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2011 (2010 Form 10-K).

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Descriptions of the Bank's significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” of the Bank's 2010 Form 10-K, with the exception of one policy change noted below.

Office of Finance Expenses

The Bank is assessed for the costs of operating the Office of Finance. Effective January 1, 2011, the Office of Finance allocates its operating and capital expenditures to the FHLBanks as follows: (i) two-thirds based on each FHLBank's share of consolidated obligations outstanding and (ii) one-third based on equal pro-rata share (1/12th).

Note 2 — Recently Adopted and Issued Accounting Guidance
Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
On July 21, 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to enhance financial statement disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires all public and nonpublic entities with financing receivables, including loans, lease receivables, and other long-term receivables, to provide disclosures that facilitate a financial statement user's evaluation of the following: (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in its allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or at the lower of cost or fair value, and debt securities are exempt from this amended guidance. The required disclosures as of the end of a reporting period were effective December 31, 2010. The required disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on January 1, 2011. The Bank's adoption of this amended guidance resulted in increased financial statement disclosures, but did not impact the Bank's financial condition, results of operations, or cash flows.
Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements
On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Furthermore, the update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers' disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The amended guidance was effective on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. Those disclosures were effective for fiscal years beginning on January 1, 2011, and for interim periods within those fiscal years. The Bank's adoption of this amended guidance resulted in increased financial statement disclosures at January 1, 2010 but not at January 1, 2011. The amended guidance did not impact the Bank's financial condition, results of operations, or cash flows.

Note 3 — Securities Purchased Under Agreements to Resell
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

Note 4 — Trading Securities

Major Security Types

Trading securities were as follows (dollars in thousands):

	March 31, 2011	December 31, 2010
TLGP[1]	$1,011,539	$1,213,481
Taxable municipal bonds[2]	257,675	259,061
Total	$1,269,214	$1,472,542

1	Represents corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.
2	Represents investments in U.S. Government subsidized Build America Bonds.

At March 31, 2011 and December 31, 2010, 44 and 52 percent of the Bank's trading securities were fixed rate and all of these fixed rate securities were swapped to a variable rate index through the use of an interest rate swap accounted for as an economic derivative.

The following table summarizes the net (loss) gain on trading securities (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Realized gain on sale of trading securities	$—	$11,665
Holding (loss) gain on trading securities	(3,328)	9,534
Net (loss) gain on trading securities	$(3,328)	$21,199

Sales. During the three months ended March 31, 2011, the Bank did not sell any trading securities. During the three months ended March 31, 2010, the Bank sold trading securities with a par value of $1.0 billion and realized a net gain of $11.7 million.

Note 5 — Available-for-Sale Securities

Major Security Types

Available-for-sale (AFS) securities at March 31, 2011 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains[1]	Gross Unrealized Losses[2]	Fair Value
Non-mortgage-backed securities
TLGP[3]	$563,688	$1,626	$—	$565,314
Taxable municipal bonds[4]	173,421	180	8,874	164,727
Other U.S. obligations[5]	175,040	—	4,151	170,889
Government-sponsored enterprise obligations[6]	488,267	31,177	—	519,444
Total non-mortgage-backed securities	1,400,416	32,983	13,025	1,420,374
Mortgage-backed securities[7]
Government-sponsored enterprise[8]	4,421,096	46,101	4,055	4,463,142
Total	$5,821,512	$79,084	$17,080	$5,883,516

AFS securities at December 31, 2010 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains[1]	Gross Unrealized Losses[2]	Fair Value
Non-mortgage-backed securities
TLGP[3]	$563,688	$2,006	$—	$565,694
Taxable municipal bonds[4]	173,421	277	9,093	164,605
Other U.S. obligations[5]	178,325	323	2,168	176,480
Government-sponsored enterprise obligations[6]	488,853	34,386	—	523,239
Total non-mortgage-backed securities	1,404,287	36,992	11,261	1,430,018
Mortgage-backed securities[7]
Government-sponsored enterprise[8]	4,859,274	70,293	2,682	4,926,885
Total	$6,263,561	$107,285	$13,943	$6,356,903

1	Gross unrealized gains include $7.8 million and $10.1 million of fair value hedging adjustments at March 31, 2011 and December 31, 2010.
2	Gross unrealized losses include $11.5 million and $9.0 million of fair value hedging adjustments at March 31, 2011 and December 31, 2010.
3	Represents corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.
4	Represents investments in U.S. Government subsidized Build America Bonds and State of Iowa IJOBS Program Special Obligations.
5	Represents Export-Import Bank bonds.
6	Represents Tennessee Valley Authority (TVA) and Federal Farm Credit Bank (FFCB) bonds.
7	The amortized cost of the Bank's AFS MBS includes net discounts $1.0 million and $0.6 million at March 31, 2011 and December 31, 2010.
8	Represents Fannie Mae and Freddie Mac securities.

At March 31, 2011 and December 31, 2010, 23 and 24 percent of the Bank's AFS securities were fixed rate and 30 and 28 percent of these fixed rate securities were swapped to a variable rate index.

The following table summarizes the AFS securities with unrealized losses at March 31, 2011. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Taxable municipal bonds	$149,547	$8,874	$—	$—	$149,547	$8,874
Other U.S. obligations	170,889	4,151	—	—	170,889	4,151
Total non-mortgage-backed securities	320,436	13,025	—	—	320,436	13,025
Mortgage-backed securities
Government-sponsored enterprise	290,541	294	462,320	3,761	752,861	4,055
Total	$610,977	$13,319	$462,320	$3,761	$1,073,297	$17,080

The following table summarizes the AFS securities with unrealized losses at December 31, 2010. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Taxable municipal bonds	$149,328	$9,093	$—	$—	$149,328	$9,093
Other U.S. obligations	146,090	2,168	—	—	146,090	2,168
Total non-mortgage-backed securities	295,418	11,261	—	—	295,418	11,261
Mortgage-backed securities
Government-sponsored enterprise	—	—	505,769	2,682	505,769	2,682
Total	$295,418	$11,261	$505,769	$2,682	$801,187	$13,943

Redemption Terms

The following table summarizes the amortized cost and fair value of AFS securities categorized by contractual maturity (dollars in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2011		December 31, 2010
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one year through five years	$640,702	$647,172	$640,825	$648,106
Due after five years through ten years	390,357	414,712	390,812	417,558
Due after ten years	369,357	358,490	372,650	364,354
Total non-mortgage-backed securities	1,400,416	1,420,374	1,404,287	1,430,018
Mortgage-backed securities	4,421,096	4,463,142	4,859,274	4,926,885
Total	$5,821,512	$5,883,516	$6,263,561	$6,356,903

Prepayment Fees

During the three months ended March 31, 2011, an AFS MBS with an outstanding par value of $119.0 million prepaid and the Bank received a $14.6 million prepayment fee. The prepayment fee was recorded as interest income on AFS securities in the Statement of Income. During the three months ended March 31, 2010, the Bank did not receive any prepayment fees on AFS securities.

Note 6 — Held-to-Maturity Securities

Major Security Types

Held-to-maturity (HTM) securities at March 31, 2011 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Commericial paper	$100,000	$—	$—	$100,000
Government-sponsored enterprise obligations[1]	311,178	21,456	—	332,634
State or local housing agency obligations[2]	101,122	1,466	303	102,285
TLGP[3]	1,250	19	—	1,269
Other[4]	3,758	—	—	3,758
Total non-mortgage-backed securities	517,308	22,941	303	539,946
Mortgage-backed securities[5]
Government-sponsored enterprise[6]	5,861,458	138,708	2,656	5,997,510
Other U.S. obligation[7]	32,688	65	7	32,746
Private-label[8]	56,407	222	4,032	52,597
Total mortgage-backed securities	5,950,553	138,995	6,695	6,082,853
Total	$6,467,861	$161,936	$6,998	$6,622,799

HTM securities at December 31, 2010 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Negotiable certificates of deposit	$335,000	$—	$34	$334,966
Government-sponsored enterprise obligations[1]	311,547	26,642	—	338,189
State or local housing agency obligations[2]	107,242	1,495	1,321	107,416
TLGP[3]	1,250	32	—	1,282
Other[4]	3,705	—	—	3,705
Total non-mortgage-backed securities	758,744	28,169	1,355	785,558
Mortgage-backed securities[5]
Government-sponsored enterprise[6]	6,374,093	148,914	2,056	6,520,951
Other U.S. obligation[7]	34,387	149	1	34,535
Private-label[8]	58,892	—	4,596	54,296
Total mortgage-backed securities	6,467,372	149,063	6,653	6,609,782
Total	$7,226,116	$177,232	$8,008	$7,395,340

1	Represents TVA and FFCB bonds.
2	Represents Housing Finance Authority (HFA) bonds that were purchased by the Bank from housing associates in the Bank's district.
3	Represents corporate debentures issued by the Bank's members that are backed by the full faith and credit of the U.S. Government.
4	Represents an investment in a Small Business Investment Company.
5	The amortized cost of the Bank's HTM MBS includes net discounts of $6.7 million and $7.9 million at March 31, 2011 and December 31, 2010.
6	Represents Fannie Mae and Freddie Mac securities.
7
Represents Government National Mortgage Association securities and Small Business Administration (SBA) Pool Certificates. SBA Pool Certificates represent undivided interests in pools of the guaranteed portions of SBA loans. The SBA's guarantee of the Pool Certificates is backed by the full faith and credit of the U.S. Government.

8	Includes $23.7 million and $25.8 million of MPF shared funding certificates at March 31, 2011 and December 31, 2010.

The following table summarizes the HTM securities with unrealized losses at March 31, 2011. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
State or local housing agency obligations	$60,832	$303	$—	$—	$60,832	$303
Mortgage-backed securities
Government-sponsored enterprise	7,334	8	380,947	2,648	388,281	2,656
Other U.S. obligation	4,509	5	727	2	5,236	7
Private-label	—	—	30,289	4,032	30,289	4,032
Total mortgage-backed securities	11,843	13	411,963	6,682	423,806	6,695
Total	$72,675	$316	$411,963	$6,682	$484,638	$6,998

The following table summarizes the HTM securities with unrealized losses at December 31, 2010. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Negotiable certificates of deposit	$334,966	$34	$—	$—	$334,966	$34
State or local housing agency obligations	62,549	1,321	—	—	62,549	1,321
Total non-mortgage-backed securities	397,515	1,355	—	—	397,515	1,355
Mortgage-backed securities
Government-sponsored enterprise	217	—	403,347	2,056	403,564	2,056
Other U.S. obligation	322	—	799	1	1,121	1
Private-label	24,039	53	30,257	4,543	54,296	4,596
Total mortgage-backed securities	24,578	53	434,403	6,600	458,981	6,653
Total	$422,093	$1,408	$434,403	$6,600	$856,496	$8,008

Redemption Terms

The following table summarizes the amortized cost and fair value of HTM securities by contractual maturity (dollars in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2011		December 31, 2010
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$101,250	$101,269	$335,000	$334,966
Due after one year through five years	—	—	1,250	1,282
Due after five years through ten years	1,775	1,777	1,920	1,923
Due after ten years	414,283	436,900	420,574	447,387
Total non-mortgage-backed securities	517,308	539,946	758,744	785,558
Mortgage-backed securities	5,950,553	6,082,853	6,467,372	6,609,782
Total	$6,467,861	$6,622,799	$7,226,116	$7,395,340

Note 7 — Other-Than-Temporary Impairment

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

Utilizing this methodology, the Bank is responsible for making its own determination of impairment, which includes determining the reasonableness of assumptions, inputs, and methodologies used. At March 31, 2011, the Bank obtained cash flow analyses from its designated FHLBanks for all of its private-label MBS. The cash flow analyses use two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank's housing price forecast as of March 31, 2011 assumed current-to-trough home price declines ranging from 0 to 10 percent over the 3 to 9 month period beginning January 1, 2011. Thereafter, home prices are projected to recover using one of five different recovery paths that vary by housing market. Under these recovery paths, home prices are projected to increase within a range of 0 to 2.8 percent in the first year, 0 to 3 percent in the second year, 1.5 to 4 percent in the third year, 2 to 5 percent in the fourth year, 2 to 6 percent in each of the fifth and sixth years, and 2.3 to 5.6 percent in each subsequent year.

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

The Bank compares the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss exists. At March 31, 2011, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost bases. As a result, the Bank did not consider any of these securities to be other-than-temporarily impaired at March 31, 2011 and December 31, 2010.

All Other Investment Securities

The remainder of the Bank's investment securities have experienced unrealized losses due to interest rate volatility and credit deterioration in the U.S. mortgage markets. However, the declines are considered temporary as the Bank expects to recover the amortized cost bases on its remaining investment securities in unrealized loss positions and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. As a result, the Bank did not consider any of its other investment securities to be other-than-temporarily impaired at March 31, 2011 and December 31, 2010.

In addition, the Bank determined the following for its other investment securities:

•
Other U.S. obligations and GSE MBS. The strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations.

•	Taxable municipal bonds and state or local housing agency obligations. The creditworthiness of the issuers was sufficient to protect the Bank from losses based on current expectations.

Note 8 — Advances

Redemption Terms

The following table summarizes the Bank's advances outstanding by year of contractual maturity (dollars in thousands):

	March 31, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
Overdrawn demand deposit accounts	$170	—	$208	—
Due in one year or less	5,826,904	1.73	6,782,825	1.76
Due after one year through two years	5,115,965	1.82	3,923,100	2.20
Due after two years through three years	4,330,758	1.79	5,647,503	1.75
Due after three years through four years	986,434	2.60	908,824	2.81
Due after four years through five years	1,875,195	2.69	1,640,803	2.23
Thereafter	9,186,862	2.89	9,599,178	2.96
Total par value	27,322,288	2.24	28,502,441	2.29
Premiums	221		237
Discounts	(2)		(2)
Fair value hedging adjustments
Cumulative fair value gain on existing hedges	560,803		663,079
Basis adjustments from terminated hedges	79,473		86,774
Total	$27,962,783		$29,252,529

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment fees (callable advances). At March 31, 2011 and December 31, 2010, the Bank had callable advances outstanding totaling $5.8 billion and $5.9 billion. The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At March 31, 2011 and December 31, 2010, the Bank had putable advances outstanding totaling $4.2 billion and $4.8 billion.

Interest Rate Payment Terms

The following table summarizes the Bank's advances by interest rate payment type (dollars in thousands):

	March 31, 2011	December 31, 2010
Fixed rate	$18,842,063	$19,932,279
Variable rate	8,480,225	8,570,162
Total par value	$27,322,288	$28,502,441

At March 31, 2011 and December 31, 2010, 63 and 59 percent of the Bank's fixed rate advances were swapped to a variable rate index and two percent of the Bank's variable rate advances were swapped to another variable rate index at each period end.

Prepayment Fees

The Bank charges a prepayment fee for advances that terminate prior to their stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank economically indifferent to the prepayment of the advance. These prepayment fees are presented net of fair value hedging adjustments and deferrals on advance modifications in the Statement of Income as "Prepayment fees on advances, net." The following table summarizes the Bank's prepayment fee on advances, net (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Gross prepayment fees	$7,965	$1,801
Fair value hedging adjustments	(4,981)	(166)
Deferrals on advance modifications	156	36
Prepayment fees on advances, net	$3,140	$1,671

For additional information related to the Bank's credit risk and security terms on advances, refer to "Note 10 — Allowance for Credit Losses."

Note 9 — Mortgage Loans Held for Portfolio

The Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) involves investment by the Bank in mortgage loans held for portfolio that are either purchased from participating financial institutions (PFIs) or funded by the Bank through PFIs. MPF loans may also be participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank's PFIs originate, service, and credit enhance mortgage loans that are sold to the Bank. PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the PFI to a designated mortgage service provider.

Mortgage loans with a contractual maturity of 15 years or less are classified as medium-term, and all other mortgage loans are classified as long-term. The following table presents information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	March 31, 2011	December 31, 2010
Real Estate:
Fixed rate, medium-term single family mortgages	$1,839,724	$1,874,606
Fixed rate, long-term single family mortgages	5,348,770	5,528,714
Total unpaid principal balance	7,188,494	7,403,320
Premiums	62,561	63,975
Discounts	(37,368)	(40,474)
Basis adjustments from mortgage loan commitments	6,315	7,625
Allowance for credit losses	(18,000)	(13,000)
Total mortgage loans held for portfolio, net	$7,202,002	$7,421,446

The following table details the unpaid principal balance of the Bank's mortgage loans held for portfolio (dollars in thousands):

	March 31, 2011	December 31, 2010
Conventional loans	$6,818,423	$7,033,089
Government-insured loans	370,071	370,231
Total unpaid principal balance	$7,188,494	$7,403,320

Note 10 — Allowance for Credit Losses

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

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary tool for managing its credit exposure to credit products. At March 31, 2011 and December 31, 2010, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of its outstanding extensions of credit.

The Bank periodically evaluates and may make changes to its collateral guidelines. At March 31, 2011 and December 31, 2010, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, there have been no troubled debt restructurings related to credit products at the Bank during the three months ended March 31, 2011.

Based upon the collateral held as security, its credit extension and collateral policies, management's credit analyses, and the repayment history on credit products, management has determined that there are no probable credit losses on its credit products as of March 31, 2011 and December 31, 2010. Accordingly, the Bank has not recorded any allowance for credit losses.

At March 31, 2011 and December 31, 2010, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information on the Bank's off-balance sheet credit exposure, see "Note 15 — Commitments and Contingencies."

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans secured by one-to-four family residential properties. Government-insured mortgage loans are insured by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government mortgage loans. Any losses incurred on such mortgage loans that are not recovered from the issuer or guarantor are absorbed by the servicers. As a result, the Bank did not establish an allowance for credit losses for government-insured mortgage loans at March 31, 2011 and December 31, 2010. Furthermore, due to the government guarantee or insurance, these mortgage loans are not placed on non-accrual status.

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

•
First Loss Account. The first loss account (FLA) is a memo account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. If the Bank experiences losses in a master commitment, these losses will either be (i) recovered through the recapture of performance-based credit enhancement fees from the PFI or (ii) absorbed by the Bank. The first loss account balance for all master commitments is a memorandum account and was $123.1 million and $124.8 million at March 31, 2011 and December 31, 2010.

•
Credit Enhancement Obligation of PFI. PFIs have a credit enhancement obligation to absorb losses in excess of the first loss account in order to limit the Bank's loss exposure to that of an investor in an MBS that is rated the equivalent of AA by an NRSRO. PFIs are required to either collateralize their credit enhancement obligation with the Bank or purchase SMI from mortgage insurers. All of the Bank's SMI providers have had their external ratings for claims-paying ability or insurer financial strength downgraded below AA. Ratings downgrades imply an increased risk that these SMI providers will be unable to fulfill their obligations to reimburse the Bank for claims under insurance policies.

The Bank utilizes an allowance for credit losses to reserve for estimated losses after considering the recapture of performance based credit enhancement fees from the PFI. Credit enhancement fees available to recapture losses consist of accrued credit enhancement fees to be paid to the PFIs and projected credit enhancement fees to be paid to the PFIs over the next twelve months less any losses incurred or expected to be incurred. These estimated credit enhancement fees are calculated at a master commitment level and are only available to the specified master commitment. The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. Credit enhancement fees paid (including performance based credit enhancement fees available to recapture under specified master commitments) totaled $2.6 million and $3.0 million during the three months ended March 31, 2011 and 2010.

Specifically Identified Conventional Mortgage Loans. The Bank does not currently evaluate any individual conventional mortgage loans for impairment. Therefore, there is no allowance for credit losses on specifically identified conventional mortgage loans at March 31, 2011 and December 31, 2010.

Collectively Evaluated Conventional Mortgage Loans. The Bank collectively evaluates its conventional mortgage loan portfolio and estimates an allowance for credit losses based upon both quantitative and qualitative factors that may vary based upon the MPF product. Quantitative factors include, but are not limited to, a rolling twelve-month average of (i) loan delinquencies, (ii) loans migrating to real estate owned (REO), and (iii) actual historical loss severities, as well as credit enhancement fees available to recapture estimated losses assuming a declining portfolio balance adjusted for prepayments. Qualitative factors include, but are not limited to, changes in national and local economic trends.

Estimating Additional Credit Loss in the Conventional Mortgage Loan Portfolio. The Bank may include a margin for certain limitations in the allowance for credit losses model utilized to estimate credit losses. This margin recognizes the imprecise nature of the measurement process and represents a subjective management judgment that is intended to cover other inherent losses that may not be captured in the methodology described above at the balance sheet date.

Rollforward of the Allowance for Credit Losses on Conventional Mortgage Loans. As of March 31, 2011 and December 31, 2010, the Bank established an allowance for credit losses on its conventional mortgage loan portfolio. The following table presents a rollforward of the allowance for credit losses on the Bank's conventional mortgage loans, all of which are collectively evaluated for impairment, as well as the recorded investment in conventional mortgage loans (dollars in thousands):

	March 31, 2011	December 31, 2010
Balance, beginning of year	$13,000	$1,887
Charge-offs	(596)	(1,005)
Provision for credit losses	5,596	12,118
Balance, end of period	$18,000	$13,000
Recorded investment of mortgage loans collectively evaluated for impairment[1]	$6,818,423	$7,033,089

1	Recorded investment approximates the unpaid principal balance of mortgage loans.

During the three months ended March 31, 2011, the Bank recorded a provision for credit losses of $5.6 million, bringing its allowance for credit losses to $18.0 million at March 31, 2011. The provision recorded was driven by an increase in estimated losses resulting from increased loss severities, management's expectation that loans migrating to REO and loss severities will likely increase in the future, and certain refinements made to the Bank's allowance for credit losses model.

The Bank is able to allocate available credit enhancement fees to recapture estimated losses in its conventional mortgage loan portfolio. Estimated available credit enhancement fees decreased to $3.3 million at March 31, 2011 from $3.7 million at December 31, 2010 primarily due to an increase in charge-off activity.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollar amounts in thousands):

	March 31, 2011
	Conventional	Government Insured	Total
Past due 30 - 59 days	$100,923	$13,962	$114,885
Past due 60 - 89 days	28,749	6,690	35,439
Past due 90 days or more	110,616	4,810	115,426
Total past due loans	240,288	25,462	265,750
Total current loans	6,578,135	344,609	6,922,744
Total recorded investment of mortgage loans[1]	$6,818,423	$370,071	$7,188,494

In process of foreclosure (included above)[2]	$78,184	$128	$78,312

Serious delinquency rate[3]	1.7%	1.3%	1.6%

Past due 90 days or more and still accruing interest	$—	$4,810	$4,810

Non-accrual mortgage loans[4]	$110,616	$—	$110,616

	December 31, 2010
	Conventional	Government Insured	Total
Past due 30 - 59 days	$86,679	$17,235	$103,914
Past due 60 - 89 days	33,063	5,288	38,351
Past due 90 days or more	111,064	4,675	115,739
Total past due loans	230,806	27,198	258,004
Total current loans	6,802,283	343,033	7,145,316
Total recorded investment of mortgage loans[1]	$7,033,089	$370,231	$7,403,320

In process of foreclosure (included above)[2]	$78,981	$258	$79,239

Serious delinquency rate[3]	1.6%	1.3%	1.6%

Past due 90 days or more and still accruing interest	$—	$4,675	$4,675

Non-accrual mortgage loans[4]	$111,064	$—	$111,064

1	Recorded investment approximates the unpaid principal balance of mortgage loans.
2
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans depending on their payment status.

3	Represents mortgage loans that are 90 days or more delinquent expressed as a percentage of the total recorded investment.
4	Represents conventional mortgage loans that are 90 days or more delinquent.

Real Estate Owned. At March 31, 2011 and December 31, 2010, the Bank had $19.5 million and $19.1 million of REO recorded as a component of "Other assets" in the Statement of Condition.

Term Federal Funds Sold

The Bank invests in term Federal funds sold with highly rated counterparties. These investments are generally short-term (less than three months to maturity) and their carrying value approximates fair value. If the investments are not paid when due, the Bank will evaluate these investments for purposes of an allowance for credit losses. As of March 31, 2011 and December 31, 2010, all investments in term Federal funds sold were repaid according to the contractual terms.

Note 11 — Derivatives and Hedging Activities

Nature of Business Activity

The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and its related funding sources. The goal of the Bank's interest rate risk management strategies is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its net interest income, net interest spread, and average maturity of interest-earning assets and related funding sources.

Consistent with Finance Agency regulation, the Bank enters into derivatives to (i) manage the interest rate risk exposures inherent in its otherwise unhedged assets and funding positions and (ii) achieve its risk management objectives. Finance Agency regulation and the Bank's Enterprise Risk Management Policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments.

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

Derivative financial instruments are applied by the Bank in two ways:

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

Types of Derivatives

The Bank may use the following derivative instruments:

•	interest rate swaps;

•	swaptions;

•	interest rate caps and floors;

•	options; and

•	future/forward contracts.

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

The types of hedged items are:

•	advances;

•	investment securities;

•	mortgage loans; and

•	consolidated obligations.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative contracts. The degree of counterparty credit risk depends on the extent to which collateral agreements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policies and Finance Agency regulations. The Bank requires collateral agreements on all derivative contracts that establish collateral delivery thresholds. Based on credit analyses and collateral requirements, the Bank does not anticipate any credit losses on its derivatives at March 31, 2011. See "Note 14 — Fair Value" for a discussion on the Bank's fair value methodology for derivatives.

The following table presents the Bank's credit risk exposure to derivative instruments (dollars in thousands):

	March 31, 2011	December 31, 2010
Credit risk exposure[1]	$22,430	$20,230
Less: Cash collateral held and related accrued interest	(17,502)	(8,303)
Exposure net of cash collateral	$4,928	$11,927

1	Includes net accrued interest receivable of $5.8 million and $7.8 million at March 31, 2011 and December 31, 2010.

Some of the Bank's derivative contracts contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by a major credit rating agency, the Bank may be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2011 was $411.8 million, for which the Bank has posted cash collateral (including accrued interest) of $94.0 million in the normal course of business. If the Bank's credit rating were lowered from its current rating to the next lower rating, the Bank would be required to deliver up to an additional $237.8 million of collateral to its derivative counterparties at March 31, 2011. The Bank's credit rating did not change during the three months ended March 31, 2011.

Financial Statement Effect and Additional Financial Information

The following tables summarizes the Bank's fair value of derivative instruments (dollars in thousands). For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

	March 31, 2011
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$29,907,275	$225,246	$697,573
Derivatives not designated as hedging instruments
Interest rate swaps	5,137,102	19,942	13,122
Interest rate caps	3,450,000	75,916	—
Forward settlement agreements (TBAs)	82,500	181	177
Mortgage delivery commitments	82,127	170	209
Total derivatives not designated as hedging instruments	8,751,729	96,209	13,508
Total derivatives before netting and collateral adjustments	$38,659,004	321,455	711,081
Netting adjustments[1]		(299,025)	(299,025)
Cash collateral and related accrued interest		(17,502)	(94,012)
Total netting adjustments and cash collateral		(316,527)	(393,037)
Derivative assets and liabilities		$4,928	$318,044

	December 31, 2010
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$29,679,817	$333,057	$798,000
Derivatives not designated as hedging instruments
Interest rate swaps	4,293,985	10,888	19,454
Interest rate caps and floors	6,950,000	103,330	—
Forward settlement agreements (TBAs)	95,500	512	263
Mortgage delivery commitments	96,104	210	714
Total derivatives not designated as hedging instruments	11,435,589	114,940	20,431
Total derivatives before netting and collateral adjustments	$41,115,406	447,997	818,431
Netting adjustments[1]		(427,767)	(427,767)
Cash collateral and related accrued interest		(8,303)	(112,217)
Total netting adjustments and cash collateral		(436,070)	(539,984)
Derivative assets and liabilities		$11,927	$278,447

1	Amount represents the effect of legally enforceable master netting agreements that allowed the Bank to settle positive and negative positions by counterparty.

The following table summarizes the components of “Net gain (loss) on derivatives and hedging activities” as presented in the Statement of Income (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Derivatives and hedged items in fair value hedging relationships
Interest rate swaps	$3,635	$54
Derivatives not designated as hedging instruments
Interest rate swaps	2,513	(10,976)
Interest rate caps and floors	(7,105)	(15,705)
Forward settlement agreements (TBAs)	(119)	(153)
Mortgage delivery commitments	(17)	105
Net interest settlements	3,077	2,221
Total net loss related to derivatives not designated as hedging instruments	(1,651)	(24,508)
Net gain (loss) on derivatives and hedging activities	$1,984	$(24,454)

The following tables summarize, by type of hedged item, the (loss) gain on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income (dollars in thousands):

	Three Months Ended March 31, 2011
Hedged Item Type	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Advances	$100,778	$(98,591)	$2,187	$(82,077)
Available-for-sale investments	5,291	(4,828)	463	(2,908)
Bonds	(108,022)	109,007	985	70,297
Total	$(1,953)	$5,588	$3,635	$(14,688)

	Three Months Ended March 31, 2010
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Advances	$(47,250)	$48,090	$840	$(107,294)
Available-for-sale investments	(3,520)	3,636	116	(1,702)
Bonds	20,774	(21,676)	(902)	85,796
Total	$(29,996)	$30,050	$54	$(23,200)

1	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Note 12 — Consolidated Obligations

Consolidated obligations are the joint and several obligations of the FHLBanks and consist of bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. Bonds are typically issued to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Discount notes are typically issued to raise short-term funds of one year or less. Discount notes sell at less than their face amount and are redeemed at par value when they mature. The par values of the outstanding consolidated obligations of the 12 FHLBanks were approximately $765.9 billion and $796.3 billion at March 31, 2011 and December 31, 2010.

BONDS

The following table summarizes the Bank's bonds outstanding by year of contractual maturity (dollars in thousands):

	March 31, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
Due in one year or less	$15,274,700	1.42	$15,114,400	1.54
Due after one year through two years	7,859,805	2.17	6,549,650	2.20
Due after two years through three years	6,228,070	1.82	6,677,020	2.03
Due after three years through four years	3,190,745	2.55	2,956,105	2.16
Due after four years through five years	3,686,610	2.87	4,100,840	3.13
Thereafter	6,660,090	4.32	6,755,180	4.40
Index amortizing notes	1,324,318	5.12	1,456,014	5.12
Total par value	44,224,338	2.36	43,609,209	2.47
Premiums	36,335		40,003
Discounts	(27,826)		(29,963)
Fair value hedging adjustments
Cumulative fair value loss on existing hedges	86,057		181,436
Basis adjustments from terminated and ineffective hedges	(32,988)		(11,967)
Fair value option adjustments
Cumulative fair value gain	(100)		(1,264)
Accrued interest payable	2,785		3,114
Total	$44,288,601		$43,790,568

The following table summarizes the Bank's bonds outstanding by features (dollars in thousands):

	March 31, 2011	December 31, 2010
Noncallable or nonputable	$28,344,338	$26,929,209
Callable	15,880,000	16,680,000
Total par value	$44,224,338	$43,609,209

Interest Rate Payment Terms

The following table summarizes the Bank's bonds by interest rate payment type (dollars in thousands):

	March 31, 2011	December 31, 2010
Fixed rate	$39,444,338	$39,309,209
Simple variable rate	2,550,000	1,750,000
Step-up	2,230,000	2,550,000
Total par value	$44,224,338	$43,609,209

At March 31, 2011 and December 31, 2010, 52 and 51 percent of the Bank's fixed rate and step-up bonds were swapped to a variable rate index.

Extinguishment of Debt

The following table summarizes the Bank's debt extinguishments (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Par value of bonds extinguished	$32,975	$38,360
Loss on extinguishment of debt	(4,602)	(4,027)

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in thousands):

	March 31, 2011		December 31, 2010
	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
Par value	$3,929,141	0.08	$7,208,748	0.12
Discounts	(846)		(472)
Fair value option adjustment	(167)		—
Total	$3,928,128		$7,208,276

At March 31, 2011, six percent of the Bank's discount notes were swapped to a variable rate index through the use of an interest rate swap accounted for as an economic derivative. At December 31, 2010, none of the Bank's discount notes were swapped to a variable rate index.

Note 13 — Capital

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At March 31, 2011 and December 31, 2010, the Bank did not have any nonpermanent capital.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions it deems necessary to restore the Bank's capital levels and return it to safe and sound business operations.

The following table shows the Bank's compliance with the Finance Agency's three regulatory capital requirements (dollars in thousands):

	March 31, 2011		December 31, 2010
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk based capital	$834,422	$2,689,454	$716,508	$2,745,876
Total capital-to-asset ratio	4.00%	5.09%	4.00%	4.94%
Total regulatory capital	$2,113,653	$2,689,454	$2,222,755	$2,745,876
Leverage ratio	5.00%	7.63%	5.00%	7.41%
Leverage capital	$2,642,066	$4,034,181	$2,778,444	$4,118,814

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

Excess Capital Stock

Capital stock owned by members in excess of their minimum investment requirements is known as excess capital stock. The Bank had excess capital stock (including excess mandatorily redeemable capital stock) of $58.4 million and $57.7 million at March 31, 2011 and December 31, 2010.

Under the Bank's Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. If a member's membership capital stock balance exceeds an operational threshold set forth in the Capital Plan, the Bank may repurchase the amount of excess membership capital stock necessary to make the member's membership capital stock balance equal to the operational threshold. Additionally, on a scheduled monthly basis, if a member's activity-based capital stock balance exceeds an operational threshold set forth in the Capital Plan, the Bank may repurchase the amount of excess activity-based capital stock necessary to make the member's activity-based capital stock balance equal to the operational threshold.

Mandatorily Redeemable Capital Stock

The following table summarizes the Bank's mandatorily redeemable capital stock activity (dollars in thousands):

	March 31, 2011	December 31, 2010
Balance, beginning of year	$6,835	$8,346
Mandatorily redeemable capital stock issued	—	4
Capital stock subject to mandatory redemption reclassified from capital stock	10	21,394
Redemption of mandatorily redeemable capital stock	(298)	(22,909)
Balance, end of period	$6,547	$6,835

Note 14 — Fair Value

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

FAIR VALUE SUMMARY TABLE

	March 31, 2011		December 31, 2010
Financial Instruments	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and due from banks	$149,665	$149,665	$105,741	$105,741
Interest-bearing deposits	8,012	7,942	8,919	8,836
Securities purchased under agreements to resell	1,600,000	1,600,000	1,550,000	1,550,000
Federal funds sold	2,152,000	2,152,000	2,025,000	2,025,000
Trading securities	1,269,214	1,269,214	1,472,542	1,472,542
Available-for-sale securities	5,883,516	5,883,516	6,356,903	6,356,903
Held-to-maturity securities	6,467,861	6,622,799	7,226,116	7,395,340
Advances	27,962,783	28,060,025	29,252,529	29,416,310
Mortgage loans held for portfolio, net	7,202,002	7,496,661	7,421,446	7,778,889
Accrued interest receivable	85,321	85,321	79,314	79,314
Derivative assets	4,928	4,928	11,927	11,927
Liabilities
Deposits	(1,240,991)	(1,240,963)	(1,180,653)	(1,180,386)
Consolidated obligations
Discount notes[1]	(3,928,128)	(3,928,016)	(7,208,276)	(7,208,222)
Bonds[2]	(44,288,601)	(45,230,793)	(43,790,568)	(44,830,142)
Total consolidated obligations	(48,216,729)	(49,158,809)	(50,998,844)	(52,038,364)
Mandatorily redeemable capital stock	(6,547)	(6,547)	(6,835)	(6,835)
Accrued interest payable	(232,157)	(232,157)	(187,091)	(187,091)
Derivative liabilities	(318,044)	(318,044)	(278,447)	(278,447)
Other
Commitments to extend credit for mortgage loans	(34)	(34)	(65)	(66)
Standby letters of credit	(1,828)	(1,828)	(1,867)	(1,867)
Standby bond purchase agreements	—	4,868	—	5,130

1	Includes $0.2 billion at fair value under the fair value option at March 31, 2011.
2	Includes $2.6 billion and $2.8 billion at fair value under the fair value option at March 31, 2011 and December 31, 2010.

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

Investment Securities. The Bank's valuation technique incorporates prices from up to four designated third-party pricing vendors, when available. These pricing vendors use methods that generally employ market indicators, including but not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The Bank establishes a price for each of its investment securities using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Prices that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including, but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. The relative proximity of the prices received supports the Bank's conclusion that the final computed prices are reasonable estimates of fair value. At March 31, 2011, substantially all of the Bank's investment securities were priced using this valuation technique. In limited instances, when no prices are available from the four designated pricing services, the Bank obtains prices from dealers.

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

Consolidated Obligations. The fair value of consolidated obligations is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest payable. For bonds elected under the fair value option, fair value includes accrued interest payable. The discount rates used in these calculations are for consolidated obligations with similar terms. The Bank uses the CO Curve and a volatility assumption for measuring the fair value of consolidated obligations.

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

Fair Value Hierarchy

The Bank records trading securities, AFS securities, derivative assets and liabilities, certain REO, and certain consolidated obligations for which the fair value option has been elected at fair value in the Statement of Condition. The fair value hierarchy is used to prioritize the fair value methodologies and valuation techniques as well as the inputs to valuation techniques used to measure fair value for assets and liabilities carried at fair value. The inputs are evaluated and an overall level for the fair value hierarchy is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability.

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

Level 2. Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carries its investment securities, certain derivative contracts, and certain consolidated obligations recorded at fair value under the fair value option at Level 2 fair value on a recurring basis.

Level 3. Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity's own assumptions. The Bank carries certain REO at Level 3 fair value on a nonrecurring basis.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. On a quarterly basis, the Bank reviews the fair value hierarchy classifications. Changes in the observability of the valuation attributes may result in a reclassification to the hierarchy level for certain assets or liabilities. At March 31, 2011, the Bank had made no reclassifications to its fair value hierarchy.

Fair Value on a Recurring Basis

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statement of Condition at March 31, 2011 (dollars in thousands):

	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
TLGP	$—	$1,011,539	$—	$—	$1,011,539
Taxable municipal bonds	—	257,675	—	—	257,675
Available-for-sale securities
TLGP	—	565,314	—	—	565,314
Taxable municipal bonds	—	164,727	—	—	164,727
Other U.S. obligations	—	170,889	—	—	170,889
Government-sponsored enterprise obligations	—	519,444	—	—	519,444
Government-sponsored enterprise MBS	—	4,463,142	—	—	4,463,142
Derivative assets
Interest rate related	—	321,104	—	(316,527)	4,577
Forward settlement agreements (TBAs)	181	—	—	—	181
Mortgage delivery commitments	—	170	—	—	170
Total assets at fair value	$181	$7,474,004	$—	$(316,527)	$7,157,658
Liabilities
Discount notes[2]	$—	$(242,604)	$—	$—	$(242,604)
Bonds[3]	—	(2,607,685)	—	—	(2,607,685)
Derivative liabilities
Interest rate related	—	(710,695)	—	393,037	(317,658)
Forward settlement agreements (TBAs)	(177)	—	—	—	(177)
Mortgage delivery commitments	—	(209)	—	—	(209)
Total liabilities at fair value	$(177)	$(3,561,193)	$—	$393,037	$(3,168,333)

1
Amount represents the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparties.

2	Represents discount notes recorded under the fair value option.
3	Represents bonds recorded under the fair value option.

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

1
Amount represents the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparties.

2	Represents bonds recorded under the fair value option.

Fair Value on a Nonrecurring Basis

The Bank measures certain REO at Level 3 fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. Fair value adjustments on REO are recorded as either a component of "Other, net” in the Statement of Income or “other assets” in the Statement of Condition if there are available credit enhancement fees to recapture the estimated losses. At March 31, 2011, the fair value of REO in which a fair value adjustment was recorded during the three months ended March 31, 2011 was approximately $0.2 million.

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

During the three months ended March 31, 2011 and 2010, the Bank elected to record certain bonds that did not qualify for hedge accounting at fair value under the fair value option. In addition, during the three months ended March 31, 2011, the Bank elected to record certain discount notes that did not qualify for hedge accounting at fair value under the fair value option. In most instances, the Bank executed interest rate swaps accounted for as economic derivatives in order to achieve some offset to the mark-to-market on the fair value option consolidated obligations.

The following table summarizes the activity related to consolidated obligations in which the fair value option has been elected (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
	Bonds	Discount Notes	Bonds	Discount Notes
Balance, beginning of period	$2,816,850	$—	$5,997,867	$—
New consolidated obligations elected for fair value option	—	242,725	2,250,000	—
Maturities and terminations	(210,000)	—	(2,315,000)	—
Net loss (gain) on consolidated obligations held at fair value	1,164	(167)	(6,095)	—
Change in accrued interest/unaccreted balance	(329)	46	3,174	—
Balance, end of period	$2,607,685	$242,604	$5,929,946	$—

The following table summarizes the changes in fair value included in the Statement of Income for consolidated obligations in which the fair value option has been elected (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
	Bonds	Discount Notes	Bonds	Discount Notes
Interest expense[1]	$(2,992)	$(46)	$(10,667)	$—
Net (loss) gain on consolidated obligation held at fair value	(1,164)	167	6,095	—
Total change in fair value	$(4,156)	$121	$(4,572)	$—

1	Includes the discount amortization on fair value option discount notes.

For consolidated obligations recorded under the fair value option, the related contractual interest expense as well as the discount amortization on fair value option discount notes is recorded as part of net interest income in the Statement of Income. The remaining changes are recorded as “Net (loss) gain on consolidated obligations held at fair value” in the Statement of Income. At March 31, 2011 and December 31, 2010, the Bank determined no credit risk adjustments for nonperformance were necessary to the consolidated obligations recorded under the fair value option. Concessions paid on consolidated obligations under the fair value option are expensed as incurred and recorded in “Other expense” in the Statement of Income.

The following table summarizes the difference between the fair value and the remaining contractual principal balance outstanding of consolidated obligations for which the fair value option has been elected (dollars in thousands):

	March 31, 2011		December 31, 2010
	Bonds	Discount Notes	Bonds	Discount Notes
Unpaid principal balance	$2,605,000	$243,175	$2,815,000	$—
Fair value	2,607,685	242,604	2,816,850	—
Fair value over principal balance	$2,685	$(571)	$1,850	$—

Note 15 — Commitments and Contingencies

Joint and Several Liability. The 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par values of the outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $717.8 billion and $745.5 billion at March 31, 2011 and December 31, 2010.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in thousands):

	March 31, 2011			December 31, 2010
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding[1]	$3,422,286	$159,559	$3,581,845	$4,719,035	$129,894	$4,848,929
Standby bond purchase agreements outstanding	—	665,623	665,623	—	684,014	684,014
Commitments to fund or purchase mortgage loans	82,161	—	82,161	96,169	—	96,169
Commitments to issue bonds	295,308	—	295,308	560,000	—	560,000
Commitments to issue discount notes	209,488	—	209,488	—	—	—

1	Excludes unconditional commitments to issue standby letters of credit of $15.0 million at March 31, 2011.

Commitments to Extend Credit. Standby letters of credit are executed with members for a fee. A standby letter of credit is typically a short-term financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, with a final expiration in 2020. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statement of Condition and amounted to $1.8 million and $1.9 million at March 31, 2011 and December 31, 2010.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at March 31, 2011 and December 31, 2010 is reported in “Note 14 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing authorities within its district whereby, for a fee, it agrees to serve as a liquidity provider if required, to purchase and hold the housing authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The standby bond purchase agreements entered into by the Bank have expiration periods of up to seven years, currently no later than 2016. At March 31, 2011 and December 31, 2010, the Bank had standby bond purchase agreements with 4 housing authorities. During the three months ended March 31, 2011, the Bank was not required to purchase any bonds under these agreements. For the three months ended March 31, 2011 and 2010, the Bank received fees for the guarantees that amounted to $0.4 million. The estimated fair value of standby bond purchase agreements at March 31, 2011 and December 31, 2010 is reported in “Note 14 — Fair Value.”

Commitments to Fund or Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate them to fund or purchase mortgage loans. Commitments are generally for periods not to exceed 45 days. Of these outstanding commitments, $82.1 million and $96.1 million at March 31, 2011 and December 31, 2010 represent commitments that obligate the Bank to purchase closed mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at March 31, 2011 and December 31, 2010 is reported in “Note 11 — Derivatives and Hedging Activities” as mortgage delivery commitments. The remaining commitments obligate the Bank to table fund mortgage loans. These commitments are not considered derivatives and their estimated fair value at March 31, 2011 and December 31, 2010 is reported in “Note 14 — Fair Value” as commitments to extend credit for mortgage loans.

Other Commitments. On February 1, 2011, the Bank entered into an agreement with the Iowa Finance Authority to purchase up to $100 million of taxable single family mortgage revenue bonds. The agreement expires on December 31, 2011. As of March 31, 2011, the Bank had not purchased any mortgage revenue bonds under this agreement.
As described in “Note 10 — Allowance for Credit Losses”, for managing the inherent credit risk in the MPF program, participating members receive base and performance based credit enhancement fees from the Bank. When the Bank incurs losses for certain MPF products, it reduces performance based credit enhancement fee payments to applicable members until the amount of the loss is recovered up to the limit of the FLA. The FLA is an indicator of the potential losses for which the Bank is liable (before the member's credit enhancement is used to cover losses). The FLA amounted to $123.1 million and $124.8 million at March 31, 2011 and December 31, 2010.
In conjunction with its sale of certain mortgage loans to Fannie Mae through the FHLBank of Chicago in 2009, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $1.2 million by December 31, 2012, $0.8 million by December 31, 2015, and $0.3 million by December 31, 2020. At March 31, 2011, the FHLBank of Chicago had not informed the Bank of any losses that would not otherwise be recovered through credit enhancement fees.

Legal Proceedings. The Bank is not currently aware of any material pending legal proceedings other than ordinary routine litigation incidental to the business, to which the Bank is a party or of which any of its property is the subject.

Note 16 — Activities with Stockholders

Under the Bank's Capital Plan, voting rights are conferred upon the Bank's members for the election of member directors and independent directors. Member directorships are allocated to the five states in the Bank's district and a member is entitled to nominate and vote for candidates for the state in which the member's principal place of business is located. A member is entitled to cast, for each applicable member directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank's capital stock that were required to be held by all members in that state as of the record date for voting. The independent directors are nominated by the Bank's Board of Directors after consultation with the FHLBank's Affordable Housing Advisory Council, and then voted upon by all members within the Bank's five-state district. Non-member stockholders are not entitled to cast votes for the election of directors. At March 31, 2011 and December 31, 2010, no member owned more than 10 percent of the voting interests of the Bank due to statutory limits on members' voting rights as mentioned above.

The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank and may receive dividends on their investment. Former members own the remaining capital stock to support business transactions still carried in the Bank's Statement of Condition. All advances are issued to members and eligible housing associates and all mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts for members primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases. The Bank may not invest in any equity securities issued by its stockholders. The Bank extends credit to members in the ordinary course of business on substantially the same terms, including interest rates and collateral that must be pledged to us, as those prevailing at the time for comparable transactions with other members unless otherwise discussed. These extensions of credit do not involve more than the normal risk of collectibility and do not present other unfavorable features.

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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in thousands):

	March 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Advances	$546,552	2.0	$567,413	2.0
Mortgage loans	71,982	1.0	74,361	1.0
Capital stock	38,235	1.8	40,230	1.8

Business Concentrations

The Bank has business concentrations with stockholders whose capital stock outstanding is in excess of 10 percent of the Bank's total capital stock outstanding. The following tables summarize outstanding capital stock balances, advance par values, and unpaid principal balances on mortgage loans with stockholders and their affiliates holding 10 percent or more of outstanding capital stock (including stock classified as mandatorily redeemable) (dollars in thousands):

	March 31, 2011
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[1]
Transamerica Life Insurance Company	$203,575	9.6	$4,350,000	$—	$3,662
Monumental Life Insurance Company[2]	27,800	1.3	400,000	—	287
Total	$231,375	10.9	$4,750,000	$—	$3,949

	December 31, 2010
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[3]
Transamerica Life Insurance Company	$210,250	9.6	$4,500,000	$—	$19,120
Monumental Life Insurance Company[2]	27,800	1.3	400,000	—	1,221
Total	$238,050	10.9	$4,900,000	$—	$20,341

1	Represents interest income earned on advances during the three months ended March 31, 2011.
2	Monumental Life Insurance Company is an affiliate of Transamerica Life Insurance Company.
3	Represents interest income earned on advances during the year ended December 31, 2010.

Note 17 — Activities with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago for its participation in the MPF program. This service fee expense is recorded as an offset to other (loss) income. For the three months ended March 31, 2011 and 2010, the Bank recorded $0.5 million and $0.4 million in service fee expense to the FHLBank of Chicago.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The Bank did not make any loans to other FHLBanks during the three months ended March 31, 2011 and 2010. The Bank borrowed $40.0 million from the FHLBank of Chicago during the three months ended March 31, 2011. The Bank borrowed $25.0 million from the FHLBank of Cincinnati during the three months ended March 31, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our MD&A and annual report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (SEC) on March 18, 2011 (2010 Form 10-K). Our MD&A is designed to provide information that will help the reader develop a better understanding of our financial statements, key financial statement changes from quarter to quarter, and the primary factors driving those changes. Our MD&A is organized as follows:

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

•	risks related to the other 11 FHLBanks that could trigger our joint and several liability for debt issued by the other 11 FHLBanks;

•	the volatility of results due to changes in the fair value of certain assets, liabilities, and derivative financial instruments;

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

•
changes in the relative attractiveness of consolidated obligations due to actual or perceived changes in the FHLBanks' credit ratings and the recent S&P action to revise the long-term credit rating outlook on the United States of America from stable to negative;

•	increases in borrower defaults on mortgage loans;

•	member failures, or other member changes, including changes resulting from mergers or changes in the principal place of business of members; and

•	changes in our capital structure and capital requirements.

There can be no assurance that unanticipated risks will not materially and adversely affect our results of operations. For additional information regarding these and other risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements, see “Item 1A. Risk Factors” in our 2010 Form 10-K. You are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made as of the date of this report. We undertake no obligation to update or revise any forward-looking statement.

Executive Overview

Our Bank is a member-owned cooperative serving shareholder members in a five-state region (Iowa, Minnesota, Missouri, North Dakota, and South Dakota). Our mission is to provide funding and liquidity for our members and eligible housing associates. Our member institutions may include commercial banks, savings institutions, credit unions, insurance companies, and community development financial institutions.

For the three months ended March 31, 2011, we recorded net income of $26.0 million compared to $30.3 million for the same period in 2010. Our net income calculated in accordance with accounting principles generally accepted in the United States of America (GAAP) was primarily impacted by our other losses and net interest income during the three months ended March 31, 2011.

We recorded other losses of $6.5 million during the three months ended March 31, 2011 compared to other income of $2.5 million during the same period in 2010. The decrease in other (loss) income was primarily due to net losses on trading securities, partially offset by net gains on derivatives and hedging activities. During the three months ended March 31, 2011, we recorded a net loss of $3.3 million on our trading securities compared to a net gain of $21.2 million during the same period in 2010. Trading securities are marked-to-market with changes in fair value reflected through other (loss) income. The net loss on trading securities during the three months ended March 31, 2011 was primarily due to increases in interest rates. The net gain on trading securities during the three months ended March 31, 2010 included a net realized gain of $11.7 million from the sale of $1.0 billion par value securities and $9.5 million in unrealized gains due to changes in interest rates.

Net gains on derivatives and hedging activities increased $26.5 million during the three months ended March 31, 2011 when compared to the same period in 2010. The increase was primarily due to reduced losses from economic hedging activity. We use economic derivatives to manage interest rate risk, including mortgage prepayment risk. During the three months ended March 31, 2011, losses on economic derivatives were $1.6 million compared to $24.6 million during the same period in 2010. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for a more detailed discussion of economic hedging activity.

For the three months ended March 31, 2011, we recorded net interest income of $62.1 million compared to $52.4 million for the same period in 2010. The increase in net interest income was primarily due to improved funding costs and increased interest income on our mortgage-backed securities (MBS). During the first quarter of 2011, interest income on MBS included a $14.6 million prepayment fee for the prepayment of an available-for-sale (AFS) MBS. In addition, interest income on our held-to-maturity (HTM) MBS portfolio increased due to our purchase of MBS during the latter half of the first quarter in 2010. The increase in net interest income was partially offset by lower advance and mortgage loan interest income resulting from lower average volumes. For additional discussion on these items, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Net Interest Income.”

Our total assets decreased $2.8 billion at March 31, 2011 when compared to December 31, 2010 due primarily to a decline in investment securities and advances. Our investment securities declined primarily due to principal repayments on our MBS. Our advances declined due to the continued high level of liquidity in the market and the low loan demand experienced by our members. Our total liabilities decreased $2.6 billion at March 31, 2011 when compared to December 31, 2010 due primarily to a decline in consolidated obligations resulting from a decline in total assets.

As part of evaluating financial performance, we adjust GAAP net income before assessments (GAAP net income) and GAAP net interest income before provision for credit losses (GAAP net interest income) for the impact of (i) market adjustments relating to derivative and hedging activities and instruments held at fair value, (ii) realized gains (losses) on the sale of investment securities, (iii) holding gains (losses) on trading securities, and (iv) other unpredictable transactions, including asset prepayment fees and debt extinguishment losses. The resulting non-GAAP measure, referred to as our core earnings, reflects both core net interest income before provision for credit losses (core net interest income) and core net income before assessments (core net income). Because we are primarily a "hold-to-maturity" investor, management believes that the core earnings measure is helpful in understanding our operating results and provides a meaningful period-to-period comparison in contrast to GAAP income, which can be impacted by transactions that are considered to be unpredictable or the result of mark-to-market activity driven by market volatility. Additionally, the core earnings measure is used to assess performance under our incentive compensation plans and to ensure management remains focused on long-term value and performance.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. While this non-GAAP measure can be used to assist in understanding the components of our earnings, it should not be considered a substitute for results reported under GAAP.

The following table summarizes the reconciliation between GAAP net interest income and core net interest income (dollars in millions):

	Three Months Ended March 31,
	2011	2010
Net interest income before provision for credit losses (GAAP)	$62.1	$52.4
Excludes:
Prepayment fees on advances, net	3.1	1.7
Prepayment fees on investments	14.6	—
Fair value hedging adjustments	0.2	(0.1)
Total core net interest income adjustments	17.9	1.6
Includes items reclassified from other (loss) income:
Net interest income on economic hedges	3.1	2.2
Core net interest income before provision for credit losses	$47.3	$53.0

The following table summarizes the reconciliation between GAAP net income and core net income (dollars in millions):

	Three Months Ended March 31,
	2011	2010
Net income before assessments (GAAP)	$35.4	$41.3
Excludes:
Core net interest income adjustments (per table above)	17.9	1.6
Net (loss) gain on trading securities	(3.3)	21.2
Net (loss) gain on consolidated obligations held at fair value	(1.0)	6.1
Net gain (loss) on derivatives and hedging activities	2.0	(24.5)
Net loss on extinguishment of debt	(4.6)	(4.0)
Includes:
Net interest income on economic hedges	3.1	2.2
Amortization of hedging costs[1]	(1.1)	—
Core net income before assessments	$26.4	$43.1

1
Beginning in the first quarter of 2011 and on a go forward basis, we will adjust our GAAP net income to reflect the amortization of upfront payments and any gains or losses on the sale of derivative instruments with an upfront payment over the life of the instrument.

Our core net income decreased $16.7 million during the three months ended March 31, 2011 when compared to the same period in 2010. The decrease was primarily due to decreased core net interest income and an increase in our provision for credit losses on mortgage loans. During the three months ended March 31, 2011, core net interest income decreased $5.7 million when compared to the same period in 2010 due primarily to lower interest rates and lower average asset volumes, partially offset by improved funding costs.

Average advance volumes decreased due to the continued high level of liquidity in the market and the low loan demand experienced by our members. Average trading security volumes decreased due to the sale of certain TLGP debt investments and taxable municipal bonds during 2010. Average mortgage loan volumes decreased due to principal repayments exceeding mortgage loan originations throughout 2010 and during the three months ended March 31, 2011.

During the three months ended March 31, 2011, we also recorded an additional provision for credit losses of $5.6 million. The provision recorded was driven by an increase in estimated losses resulting from increased loss severities, management's expectation that loans migrating to REO and loss severities will likely increase in the future, and certain refinements made to our allowance for credit losses model.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Conditions in the Financial Markets

THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

Interest Rates

The following table shows information on key average market interest rates:

	First Quarter 2011 3-Month Average	First Quarter 2010 3-Month Average	December 31, 2010 Ending Rate
Federal funds target[1]	0.16%	0.14%	0.13%
Three-month LIBOR[1]	0.31	0.26	0.30
2-year U.S. Treasury[1]	0.68	0.90	0.60
10-year U.S. Treasury[1]	3.44	3.70	3.30
30-year residential mortgage note[1]	4.85	5.00	4.86

1	Source is Bloomberg.

The Federal Reserve's key interest rate, the Federal funds target, maintained a range of 0.00 to 0.25 percent throughout the first quarter of 2011 in order to stimulate economic growth. Three-month LIBOR increased during the first quarter of 2011 due primarily to global concerns surrounding the unrest in Egypt and the Middle East. As the regime in Egypt was removed from power, three-month LIBOR returned to its pre-event level. The U.S. Treasury market generally traded within a 50 basis point range during the first quarter of 2011. Mortgage rates generally moved in tandem with the U.S. Treasury market during the first quarter of 2011.

In March 2011, the U.S. Treasury announced that it would begin to wind down its portfolio of agency-guaranteed MBS by selling $10 billion in holdings per month throughout 2011. The market impact from this announcement was a modest increase in mortgage yields.

Funding Spreads

FHLB spreads to LIBOR (basis points)[1]	First Quarter 2011 3-Month Average	First Quarter 2010 3-Month Average	December 31, 2010 Ending Spread
3-month	(13.1)	(8.9)	(11.3)
2-year	(4.3)	(7.2)	(5.6)
5-year	6.0	6.2	9.9
10-year	36.4	41.2	39.9

1	Source is the Office of Finance.

As a result of our credit quality and standing in the capital markets, we generally have ready access to funding at relatively competitive interest rates. During the first quarter of 2011, in some instances, our short-term and longer-term funding spreads improved relative to LIBOR. Spreads changed due to many factors, including, but not limited to, increased investor appetite for longer-term, highly-rated debt, flight to quality as a result of global unrest and environmental disasters, and decreased issuances of agency debentures.

Selected Financial Data

The following selected financial data should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our 2010 Form 10-K. The Statement of Condition data at March 31, 2011 and Statement of Income data for the three months ended March 31, 2011 were derived from the unaudited financial statements and condensed notes at the beginning of this Form 10-Q. The Statement of Condition data at December 31, 2010 was derived from audited financial statements and notes not included in this report but filed in our 2010 Form 10-K. The Statement of Condition data at September 30, 2010, June 30, 2010, and March 31, 2010 and the Statement of Income data for the three months ended December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010 were derived from unaudited financial statements and condensed notes not included in this report.

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods and is in conformity with GAAP. The Statement of Income data for the three months ended March 31, 2011 is not necessarily indicative of the results that may be achieved for our full 2011 fiscal year.

Statement of Condition	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
(dollars in millions)
Investments[1]	$17,381	$18,639	$20,240	$19,179	$23,236
Advances	27,963	29,253	32,014	32,491	33,027
Mortgage loans held for portfolio, gross[2]	7,220	7,434	7,556	7,537	7,559
Total assets	52,841	55,569	60,068	59,442	64,623
Consolidated obligations
Discount notes	3,928	7,208	7,471	3,485	4,706
Bonds	44,289	43,791	47,518	51,075	53,623
Total consolidated obligations[3]	48,217	50,999	54,989	54,560	58,329
Mandatorily redeemable capital stock	7	7	5	7	7
Capital stock — Class B putable[4]	2,118	2,183	2,296	2,307	2,331
Retained earnings	565	556	529	501	500
Accumulated other comprehensive income	64	91	147	103	23
Total capital	2,747	2,830	2,972	2,911	2,854

	For the Three Months Ended
Statement of Income	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
(dollars in millions)
Net interest income[5]	$62.1	$86.3	$203.8	$72.4	$52.4
Provision for credit losses on mortgage loans	5.6	6.5	1.6	3.9	0.1
Other (loss) income [6]	(6.5)	10.2	(136.6)	(37.6)	2.5
Other expense	14.6	22.1	11.6	13.0	13.5
Net income	26.0	49.8	39.7	13.2	30.3
Selected Financial Ratios[7]
Net interest spread[8]	0.37%	0.51%	1.27%	0.37%	0.23%
Net interest margin[9]	0.46	0.58	1.35	0.46	0.32
Return on average equity	3.79	6.80	5.32	1.84	4.25
Return on average capital stock	4.93	8.87	6.87	2.28	5.11
Return on average assets	0.19	0.34	0.26	0.08	0.19
Average equity to average assets	5.08	4.99	4.93	4.56	4.38
Regulatory capital ratio[10]	5.09	4.94	4.71	4.74	4.39
Dividend payout ratio[11]	64.91	46.26	29.15	90.04	48.07

1	Investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.
2
Represents the gross amount of mortgage loans held for portfolio prior to the allowance for credit losses. The allowance for credit losses on mortgage loans was $18.0 million, $13.0 million, $6.8 million, $5.6 million, and $1.9 million at March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010.

3
The par values of the outstanding consolidated obligations for all 12 FHLBanks were $765.9 billion, $796.3 billion, $805.9 billion, $846.4 billion, and $870.9 billion at March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010.

4
Total capital stock includes excess capital stock of $58.4 million, $57.7 million, $60.5 million, $51.6 million, and $52.9 million at March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010.

5	Represents net interest income before the provision for credit losses on mortgage loans.
6
Other (loss) income includes, among other things, net (losses) gains on trading securities, net (losses) gains on consolidated obligations held at fair value, net losses on the extinguishment of debt, and net gains (losses) on derivatives and hedging activities.

7	Amounts used to calculate selected financial ratios are based on numbers in thousands. Accordingly, recalculations using numbers in millions may not produce the same results.
8	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.
9	Represents net interest income expressed as a percentage of average interest-earning assets.
10
Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes all capital stock, including mandatorily redeemable capital stock, and retained earnings.

11	Represents dividends declared and paid in the stated period expressed as a percentage of net income in the stated period.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The following discussion highlights significant factors influencing our results of operations. Average balances are calculated on a daily weighted average basis. Amounts used to calculate percentage variances are based on numbers in thousands. Accordingly, recalculations may not produce the same results when the amounts are disclosed in millions.

Net Income

The following table presents comparative highlights of our net income for the three months ended March 31, 2011 and 2010 (dollars in millions). These items are further described in the sections that follow.

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Net interest income before provision	$62.1	$52.4	$9.7	18.5%
Provision for credit losses on mortgage loans	5.6	0.1	5.5	5,500.0
Other (loss) income	(6.5)	2.5	(9)	(360.0)
Other expense	14.6	13.5	1.1	8.1
Assessments	9.4	11.0	(1.6)	(14.5)
Net income	$26.0	$30.3	$(4.3)	(14.2)%

Net Interest Income

Our net interest income is primarily impacted by changes in average asset and liability balances, and the related yields and costs, as well as returns on invested capital. Net interest income is managed within the context of tradeoff between market risk and return.

The following table presents average balances and rates of major interest rate sensitive asset and liability categories for the three months ended March 31, 2011 and 2010. The table also presents the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities as well as the net interest margin (dollars in millions).

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$111	0.26%	$0.1	$76	0.32%	$—
Securities purchased under agreements to resell	1,747	0.13	0.6	462	0.11	0.1
Federal funds sold	2,608	0.15	1.0	4,932	0.12	1.5
Short-term investments	124	0.15	—	633	0.56	0.9
Mortgage-backed securities[2,3]	10,868	2.80	75.1	12,016	1.88	55.6
Other investments[2,4]	3,288	2.26	18.4	5,435	1.92	25.8
Advances[5]	28,315	1.05	73.1	34,676	1.28	109.2
Mortgage loans[6]	7,297	4.61	83.0	7,621	4.91	92.3
Total interest-earning assets	54,358	1.87	251.3	65,851	1.76	285.4
Noninterest-earning assets	412	—	—	241	—	—
Total assets	$54,770	1.86%	$251.3	$66,092	1.75%	$285.4
Interest-bearing liabilities
Deposits	$1,167	0.06%	$0.2	$1,298	0.07%	$0.2
Consolidated obligations
Discount notes[5]	5,270	0.13	1.7	9,292	0.12	2.7
Bonds[5]	44,733	1.70	187.2	51,254	1.82	230.1
Other interest-bearing liabilities	8	3.22	0.1	8	1.94	—
Total interest-bearing liabilities	51,178	1.50	189.2	61,852	1.53	233.0
Noninterest-bearing liabilities	811	—	—	1,347	—	—
Total liabilities	51,989	1.48	189.2	63,199	1.50	233.0
Capital	2,781	—	—	2,893	—	—
Total liabilities and capital	$54,770	1.40%	$189.2	$66,092	1.43%	$233.0
Net interest income and spread		0.37%	$62.1		0.23%	$52.4
Net interest margin[7]		0.46%			0.32%
Average interest-earning assets to interest-bearing liabilities		106.21%			106.47%
Composition of net interest income
Asset-liability spread		0.38%	$52.0		0.25%	$41.7
Earnings on capital		1.48%	10.1		1.50%	10.7
Net interest income			$62.1			$52.4

1	Average balances do not reflect the effect of derivative master netting arrangements with counterparties.
2	The average balance of available-for-sale securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.
3	MBS interest income includes a $14.6 million prepayment fee during the three months ended March 31, 2011 as a result of an AFS MBS prepayment.
4	Other investments include: TLGP investments, taxable municipal bonds, other U.S. obligations, GSE obligations, state or local housing agency obligations, and an equity investment in a SBIC.
5	Average balances reflect the impact of fair value hedging and fair value option adjustments.
6	Nonperforming loans are included in average balances used to determine the average yield.
7	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Variance For the Three Months Ended
	March 31, 2011 vs. March 31, 2010
	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest income
Interest-bearing deposits	$0.1	$—	$0.1
Securities purchased under agreements to resell	0.5	—	0.5
Federal funds sold	(0.8)	0.3	(0.5)
Short-term investments	(0.5)	(0.4)	(0.9)
Mortgage-backed securities	(5.7)	25.2	19.5
Other investments	(11.4)	4.0	(7.4)
Advances	(18.3)	(17.8)	(36.1)
Mortgage loans	(3.8)	(5.5)	(9.3)
Total interest income	(39.9)	5.8	(34.1)
Interest expense
Deposits	—	—	—
Consolidated obligations
Discount notes	(1.2)	0.2	(1.0)
Bonds	(28.3)	(14.6)	(42.9)
Other interest-bearing liabilities	—	0.1	0.1
Total interest expense	(29.5)	(14.3)	(43.8)
Net interest income	$(10.4)	$20.1	$9.7

Our net interest income is made up of two components: asset-liability spread and earnings on capital.

ASSET-LIABILITY SPREAD

Asset-liability spread equals the yield on total assets minus the cost of total liabilities. For the three months ended March 31, 2011, our asset-liability spread was 38 basis points compared to 25 basis points for the same period in 2010. The majority of our asset-liability spread is driven by our net interest spread. For the three months ended March 31, 2011, our net interest spread was 37 basis points compared to 23 basis points for the same period in 2010. Asset-liability spread income was impacted by the following:

Bonds

Interest expense on bonds decreased 19 percent during the three months ended March 31, 2011 when compared to the same period in 2010 due to lower average volumes and lower interest rates. Average bond volumes decreased due primarily to a decline in average assets. In addition, we called $4.9 billion and $2.2 billion of bonds during the three months ended March 31, 2011 and 2010 in an effort to reposition our balance sheet and reduce future debt costs.

Advances

Interest income on advances (including prepayment fees on advances, net) decreased 33 percent during the three months ended March 31, 2011 when compared to the same period in 2010 due to lower average volumes and lower interest rates. Average advance volumes decreased due to the continued high level of liquidity in the market and the low loan demand experienced by our members.

Investments

Interest income on investments increased 13 percent during the three months ended March 31, 2011 when compared to the same period in 2010 primarily due to increased interest income on our MBS. During the first quarter of 2011, we received a $14.6 million prepayment fee for the prepayment of an AFS MBS. In addition, interest income on our held-to-maturity MBS increased $10.5 million during the three months ended March 31, 2011 when compared to the same period in 2010 due to us purchasing MBS during the latter half of the first quarter in 2010.

The increase in interest income was partially offset by a decrease in average investment volumes. Average investments decreased due primarily to us selling certain TLGP debt investments and taxable municipal bonds during 2010. In addition, a lack of attractive short-term investment opportunities and MBS principal prepayments contributed to the decrease in average investments during the three months ended March 31, 2011.

Mortgage Loans

Interest income on mortgage loans decreased 10 percent during the three months ended March 31, 2011 when compared to the same period in 2010 due to lower interest rates and lower average volumes. Average mortgage loan volumes decreased due to principal repayments exceeding mortgage loan originations.

Discount Notes

Interest expense on discount notes decreased 41 percent during the three months ended March 31, 2011 when compared to the same period in 2010 due to lower average volumes. Average discount note volumes decreased primarily due to us replacing maturing discount notes with bonds as a result of improved longer-term funding costs and our desire to extend the duration of our liabilities.

EARNINGS ON CAPITAL

Our earnings on capital decreased during the three months ended March 31, 2011 when compared to the same period in 2010 due primarily to decreased average capital. For the three months ended March 31, 2011, earnings on invested capital amounted to $10.1 million compared to $10.7 million for the same period in 2010.

PROVISION FOR CREDIT LOSSES ON MORTGAGE LOANS HELD FOR PORTFOLIO

During the three months ended March 31, 2011, we recorded a provision for credit losses of $5.6 million, bringing our allowance for credit losses to $18.0 million at March 31, 2011. The provision recorded was driven by an increase in estimated losses resulting from increased loss severities, management's expectation that loans migrating to REO and loss severities will likely increase in the future, and certain refinements made to our allowance for credit losses model. For additional discussion on our allowance for credit losses, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Other (Loss) Income

The following table summarizes the components of other (loss) income (dollars in millions):

	Three Months Ended March 31,
	2011	2010
Service fees	$0.3	$0.4
Net (loss) gain on trading securities	(3.3)	21.2
Net (loss) gain on consolidated obligations held at fair value	(1.0)	6.1
Net gain (loss) on derivatives and hedging activities	2.0	(24.5)
Net loss on extinguishment of debt	(4.6)	(4.0)
Other, net	0.1	3.3
Total other (loss) income	$(6.5)	$2.5

Other (loss) income can be volatile from period to period depending on the type of financial activity recorded. Other (loss) income was primarily impacted by the following events:

At March 31, 2011 and December 31, 2010, trading securities were $1.3 billion and $1.5 billion. Trading securities are marked-to-market with changes in fair value reflected through other (loss) income. During the three months ended March 31, 2011, we recorded a net loss of $3.3 million on our trading securities compared to a net gain of $21.2 million during the same period in 2010. The net loss during the three months ended March 31, 2011 was primarily due to increases in interest rates. The net gain during the three months ended March 31, 2010 included a net realized gain of $11.7 million from the sale of $1.0 billion par value securities and $9.5 million in unrealized gains due to changes in interest rates.

We recorded net gains of $2.0 million on derivatives and hedging activities during the three months ended March 31, 2011 compared to net losses of $24.5 million for the same period in 2010. The change between periods was primarily due to economic hedging activity. We use economic derivatives to manage interest rate risk, including mortgage prepayment risk. During the three months ended March 31, 2011, losses on economic derivatives were $1.6 million compared to $24.6 million during the same period in 2010. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for a more detailed discussion of economic hedging activity.

During the three months ended March 31, 2011 and 2010, we elected the fair value option on certain bonds that did not qualify for hedge accounting. In addition, during the three months ended March 31, 2011, we began electing the fair value option on certain discount notes that did not qualify for hedge accounting. We recorded fair value losses of $1.0 million on these consolidated obligations during the three months ended March 31, 2011 compared to fair value gains of $6.1 million during the same period in 2010. In order to achieve some offset to the mark-to-market from fair value option instruments, we executed economic derivatives. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for the impact of these economic derivatives.

Income recorded in "Other, net" decreased $3.2 million during the three months ended March 31, 2011 when compared to the same period in 2010 primarily due to losses on the sale of real estate owned (REO). During the three months ended March 31, 2011, we liquidated 71 REO assets compared to 25 during the same period in 2010.

Hedging Activities

If a hedging activity qualifies for hedge accounting treatment, we include the periodic cash flow components of the hedging instrument related to interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. We also record the amortization of certain upfront fees received on interest rate swaps and cumulative fair value adjustments from terminated hedges in interest income or expense or other (loss) income. Changes in the fair value of both the hedging instrument and the hedged item are recorded as a component of other (loss) income in “Net gain (loss) on derivatives and hedging activities."

If a hedging activity does not qualify for hedge accounting treatment, we record the hedging instrument's components of interest income and expense, together with the effect of changes in fair value as a component of other (loss) income in “Net gain (loss) on derivatives and hedging activities”; however, there is no corresponding fair value adjustment for the hedged asset or liability unless changes in fair value of the asset or liability are normally marked-to-market through earnings (i.e. trading securities and fair value option instruments).

Since the accounting for derivatives and hedging activities affects the timing and recognition of income or expense through net interest income and other (loss) income, we may be subject to volatility in our Statement of Income.

The following tables categorize the net effect of hedging activities on net income by product for the three months ended March 31, 2011 (dollars in millions):

Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(11.0)	$—	$(0.8)	$7.9	$—	$—	$(3.9)
Net interest settlements	(82.1)	(2.9)	—	70.3	—	—	(14.7)
Total net interest income	(93.1)	(2.9)	(0.8)	78.2	—	—	(18.6)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains on fair value hedges	2.2	0.4	—	1.0	—	—	3.6
Gains (losses) on economic hedges	—	2.1	(0.2)	3.5	0.1	(7.1)	(1.6)
Total net gain (loss) on derivatives and hedging activities	2.2	2.5	(0.2)	4.5	0.1	(7.1)	2.0
Subtotal	(90.9)	(0.4)	(1.0)	82.7	0.1	(7.1)	(16.6)
Net loss on trading securities[2]	—	(3.1)	—	—	—	—	(3.1)
Net (loss) gain on consolidated obligations held at fair value[2]	—	—	—	(1.1)	0.1	—	(1.0)
Net amortization[3]	—	—	—	(0.5)	—	—	(0.5)
Total net effect of hedging activities	$(90.9)	$(3.5)	$(1.0)	$81.1	$0.2	$(7.1)	$(21.2)

1	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions included in net interest income.
2
Represents the gains/losses on those trading securities and fair value option consolidated obligations in which we have entered into a corresponding economic derivative to hedge the risk of changing market prices. As a result, this line item may not agree to the Statement of Income.

3	Represents the amortization/accretion of hedging fair value adjustments from terminated hedges included in other (loss) income.

The following tables categorize the net effect of hedging activities on net income by product for the three months ended March 31, 2010 (dollars in millions):

Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(9.6)	$—	$(0.4)	$6.8	$—	$—	$(3.2)
Net interest settlements	(107.3)	(1.7)	—	85.8	—	—	(23.2)
Total net interest income	(116.9)	(1.7)	(0.4)	92.6	—	—	(26.4)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	0.9	0.1	—	(0.9)	—	—	0.1
(Losses) gains on economic hedges	(0.5)	(23.4)	—	15.1	(0.1)	(15.7)	(24.6)
Total net gain (loss) on derivatives and hedging activities	0.4	(23.3)	—	14.2	(0.1)	(15.7)	(24.5)
Subtotal	(116.5)	(25.0)	(0.4)	106.8	(0.1)	(15.7)	(50.9)
Net gain on trading securities[2]	—	24.1	—	—	—	—	24.1
Net gain on consolidated obligations held at fair value[2]	—	—	—	6.1		—	6.1
Total net effect of hedging activities	$(116.5)	$(0.9)	$(0.4)	$112.9	$(0.1)	$(15.7)	$(20.7)

1	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions included in net interest income.
2
Represents the gains/losses on those trading securities and fair value option consolidated obligations in which we have entered into a corresponding economic derivative to hedge the risk of changing market prices. As a result, this line item may not agree to the Statement of Income.

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities. During the three months ended March 31, 2011, the increase in net amortization was primarily due to advance hedge relationships. Advance amortization increased when compared to the same period in 2010 due primarily to the full amortization of basis adjustments on advances that prepaid during the three months ended March 31, 2011.

NET INTEREST SETTLEMENTS

Net interest settlements represent the interest component on derivatives that qualify for hedge accounting. These amounts vary from period to period depending on our hedging activities and interest rates and are partially offset by the interest component on the related hedged item within net interest income.

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

(LOSSES) GAINS ON ECONOMIC HEDGES

Derivatives accounted for as economic hedges are used to manage interest rate risk, including mortgage prepayment risk, in our Statement of Condition. Changes in (losses) gains on economic hedges are primarily driven by changes in interest rates and volatility as well as the amount of economic hedges outstanding. Economic hedges do not qualify for hedge accounting and, as a result, we record a fair market value gain or loss on the derivative instrument without recording the corresponding loss or gain on the hedged item. For certain assets and liabilities (i.e. trading securities and fair value option instruments), fair market value gains and losses on the economic hedges generally offset the losses and gains on the related asset or liability. In addition, interest accruals on the economic hedges are recorded as a component of other (loss) income instead of a component of net interest income. Losses and gains on economic hedges were primarily impacted by the following items:

Investments

•
We held interest rate swaps on our balance sheet as economic hedges against changes in the fair value of a portion of our trading securities (i.e. TLGP debt investments and taxable municipal bonds) indexed to LIBOR. Due to changes in interest rates, we recorded $6.1 million in gains on the economic derivatives during the three months ended March 31, 2011, partially offset by $4.0 million of interest expense accruals. Generally, the gains on the economic derivatives are offset by the losses on the trading securities. During the three months ended March 31, 2011, losses on the trading securities were $3.1 million and were recorded in “Net (loss) gain on trading securities” in other (loss) income. During the three months ended March 31, 2010, we recorded $14.5 million in losses on the economic derivatives, coupled with $8.9 million of interest expense accruals, and recorded gains on the trading securities of $24.1 million.

Bonds

•
We perform retrospective hedge effectiveness testing monthly on all hedge relationships. If a hedge relationship fails this test, we can no longer receive hedge accounting and the derivative is accounted for as an economic hedge. During the three months ended March 31, 2011, we recorded losses on ineffective bond hedge relationships of $3.9 million compared to gains of $2.3 million for the same period in 2010. The losses were due to changes in interest rates.

•
During the three months ended March 31, 2011, interest income accruals on economic bond hedges amounted to $7.7 million compared to $11.7 million for the same period in 2010. The decrease was due to changes in interest rates and a decrease in the number of economic bond hedges.

Balance Sheet

•
We held interest rate caps on our balance sheet in order to protect against changes in mortgage prepayments and increases in interest rates on our variable rate MBS. During the three months ended March 31, 2011, due to decreased market volatility, we recorded $5.8 million in losses on these interest rate caps compared to losses of $15.7 million for the same period in 2010. The net losses during the three months ended March 31, 2011 were partially offset by realized gains of $0.6 million from the sale of certain interest rate caps. We paid $75.3 million in premiums on the interest rate caps outstanding at March 31, 2011. This premium cost is effectively amortized over the life of the derivative through the monthly mark-to-market adjustments.

•
We held interest rate floors on our balance sheet in order to protect against decreases in interest rates. During the three months ended March 31, 2011, due to changes in interest rates and the sale of all outstanding interest rate floors, we recorded net losses of $1.3 million. We did not hold any interest rate floors during the three months ended March 31, 2010.

Statement of Condition

MARCH 31, 2011 AND DECEMBER 31, 2010

Financial Highlights

Our total assets decreased to $52.8 billion at March 31, 2011 from $55.6 billion at December 31, 2010. Our total liabilities decreased to $50.1 billion at March 31, 2011 from $52.7 billion at December 31, 2010. Total capital was $2.7 billion at March 31, 2011 compared to $2.8 billion at December 31, 2010. The overall financial condition for the periods presented has been primarily influenced by changes in funding activities, advances, investments, and mortgage loans. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	March 31, 2011	December 31, 2010
Commercial banks	$11,729	$12,821
Thrifts	1,295	1,540
Credit unions	703	707
Insurance companies	12,900	12,783
Total member advances	26,627	27,851
Housing associates	550	500
Non-member borrowers	145	152
Total par value	$27,322	$28,503

Our advances decreased 4 percent at March 31, 2011 when compared to December 31, 2010. The decrease was due to the continued high level of liquidity in the market and the low loan demand experienced by our members. These factors drove down demand for new advances, reduced the propensity of members to renew advances, and incented members to prepay advances.

The following table summarizes our advances by product type (dollars in millions):

	March 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Variable rate	$8,480	31.0%	$8,570	30.1%
Fixed rate	18,418	67.4	19,503	68.4
Amortizing	424	1.6	430	1.5
Total par value	27,322	100.0%	28,503	100.0%
Fair value hedging adjustments
Cumulative fair value gain on existing hedges	561		663
Basis adjustments from terminated hedges	80		87
Total advances	$27,963		$29,253

Cumulative fair value gains on existing hedges decreased $102 million at March 31, 2011 when compared to December 31, 2010 due primarily to an increase in interest rates. Generally, the cumulative fair value gains on advances are offset by the net estimated fair value losses on the related derivative contracts. Basis adjustments from terminated hedges decreased $7 million at March 31, 2011 when compared to December 31, 2010 due primarily to the normal amortization of basis adjustments.

At March 31, 2011 and December 31, 2010, advances outstanding to our five largest member borrowers totaled $12.2 billion and $12.7 billion, representing 45 percent of our total advances outstanding. The Federal Home Loan Bank Act of 1932 (FHLBank Act) requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Bank management has policies and procedures in place to appropriately manage this credit risk. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	March 31, 2011	December 31, 2010
Fixed rate conventional loans	$6,818	$7,033
Fixed rate government-insured loans	370	370
Total unpaid principal balance	7,188	7,403
Premiums	63	64
Discounts	(37)	(41)
Basis adjustments from mortgage loan commitments	6	8
Allowance for credit losses	(18)	(13)
Total mortgage loans held for portfolio, net	$7,202	$7,421

Our mortgage loans decreased 3 percent at March 31, 2011 when compared to December 31, 2010. The decrease was primarily due to principal repayments exceeding loan purchases. As interest rates increased during the three months ended March 31, 2011, our MPF funding volumes decreased and prepayments began to slow down.

At March 31, 2011 and December 31, 2010, mortgage loans acquired from Superior Guaranty Insurance Company (Superior), an affiliate of Wells Fargo Bank, N.A., amounted to $3.2 billion and $3.5 billion. We have not purchased mortgage loans from Superior since 2004.

During the three months ended March 31, 2011, we recorded an additional provision for credit losses of $5.6 million. The provision recorded was driven by an increase in estimated losses resulting from increased loss severities, management's expectation that loans migrating to REO and loss severities will likely increase in the future, and certain refinements made to our allowance for credit losses model. For additional discussion on our mortgage loan credit risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Effective March 28, 2011, based on a decision of the MPF Governance Committee, participating MPF FHLBanks are now allowed to adjust the base price of MPF loan products provided by the FHLBank of Chicago.

Investments

The following table summarizes the book value of our investments (dollars in millions):

	March 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Short-term investments
Interest-bearing deposits	$1	—%	$1	—%
Securities purchased under agreements to resell	1,600	9.2	1,550	8.3
Federal funds sold	2,152	12.4	2,025	10.9
Negotiable certificates of deposit	—	—	335	1.8
Commerical paper	100	0.6	—	—
Total short-term investments	3,853	22.2	3,911	21.0
Long-term investments
Mortgage-backed securities
Government-sponsored enterprise	10,324	59.4	11,301	60.6
Other U.S. obligation	33	0.2	34	0.2
Private-label	57	0.3	59	0.3
Total mortgage-backed securities	10,414	59.9	11,394	61.1
Non-mortgage-backed securities
Interest-bearing deposits	7	—	8	0.1
Government-sponsored enterprise obligations	831	4.8	835	4.5
Other U.S. obligations	171	1.0	176	0.9
State or local housing agency obligations	101	0.6	107	0.6
TLGP	1,578	9.1	1,780	9.5
Taxable municipal bonds	422	2.4	424	2.3
Other	4	—	4	—
Total non-mortgage-backed securities	3,114	17.9	3,334	17.9
Total long-term investments	13,528	77.8	14,728	79.0
Total investments	$17,381	100.0%	$18,639	100.0%

Our investments decreased 7 percent at March 31, 2011 when compared to December 31, 2010. The decrease was primarily due to principal repayments on our MBS, partially offset by increased Federal funds sold and securities purchased under agreements to resell as well as the purchase of commercial paper.

We evaluate our individual AFS and held-to-maturity securities in an unrealized loss position for other-than-temporary impairment (OTTI) on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, we perform an analysis to determine if any of these securities are other-than-temporarily impaired.

Refer to “Item 1. Financial Statements — Note 7 — Other-Than-Temporary Impairment” for a discussion of our OTTI analysis performed at March 31, 2011. As a result of our analysis, we determined that all gross unrealized losses on our investment portfolio are temporary. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we do not consider any of these securities to be other-than-temporarily impaired at March 31, 2011.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, investments, and mortgage loans. We use derivatives to restructure interest rates on consolidated obligations to better manage our interest rate risk and funding costs. This generally means converting fixed rates to variable rates. At March 31, 2011 and December 31, 2010, the book value of consolidated obligations issued on our behalf totaled $48.2 billion and $51.0 billion.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	March 31, 2011	December 31, 2010
Total par value	$44,224	$43,609
Premiums	37	40
Discounts	(28)	(30)
Fair value hedging adjustments
Cumulative fair value loss on existing hedges	86	182
Basis adjustments from terminated and ineffective hedges	(33)	(12)
Fair value option adjustments
Cumulative fair value gain	—	(1)
Accrued interest payable	3	3
Total bonds	$44,289	$43,791

Our bonds increased 1 percent at March 31, 2011 when compared to December 31, 2010. The increase was primarily due to us issuing callable debt during the three months ended March 31, 2011 in order to reduce interest rate sensitivity in our mortgage portfolio.

Cumulative fair value losses on existing hedges decreased $96 million at March 31, 2011 when compared to December 31, 2010 due primarily to an increase in interest rates. Generally, the cumulative fair value losses on bonds are offset by the net estimated fair value gains on the related derivative contracts.

The change in basis adjustments from terminated and ineffective hedges at March 31, 2011 when compared to December 31, 2010 was due primarily to us unwinding certain interest rate swaps. During the three months ended March 31, 2011, we recalibrated our internal prepayment model which slowed down the projected speed of mortgage prepayments and lengthened the average life of our mortgage assets. To maintain a relatively neutral risk profile, we unwound certain interest rate swaps on our fixed rate debt in order to lengthen the life of the liabilities funding the mortgage assets. This unwind activity subsequently resulted in basis adjustments that are amortized using the effective-yield method over the remaining life of the bond.

Fair Value Option Bonds

At March 31, 2011 and December 31, 2010, approximately $2.6 billion and $2.8 billion of our bonds were recorded under the fair value option. We elected the fair value option on these bonds because they did not qualify for hedge accounting and, in most instances, we entered into interest rate swaps accounted for as economic derivatives to achieve some offset to the mark-to-market on the fair value option bonds. During the three months ended March 31, 2011, we recorded fair value adjustment losses on these bonds of $1.1 million and fair value adjustment losses of $0.4 million on the related economic derivatives. During the three months ended March 31, 2010, we recorded fair value adjustment gains on the bonds of $6.1 million and fair value adjustment gains of $1.0 million on the related economic derivatives.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	March 31, 2011	December 31, 2010
Par value	$3,929	$7,209
Discounts	(1)	(1)
Total	$3,928	$7,208

Discount notes decreased 46 percent at March 31, 2011 when compared to December 31, 2010. The decrease was primarily due to us replacing maturing discount notes with bonds as a result of improved longer-term funding costs and our desire to extend the duration of our liabilities.

Fair Value Option Discount Notes

During the three months ended March 31, 2011, we began electing the fair value option on certain discount notes that did not qualify for hedge accounting. At March 31, 2011, approximately $0.2 billion of our discount notes were recorded under the fair value option. We entered into interest rate swaps accounted for as economic derivatives to achieve some offset to the mark-to-market on these discount notes. During the three months ended March 31, 2011, we recorded fair value adjustment gains on these discount notes of $0.1 million and fair value adjustment gains of $0.1 million on the related economic derivatives.

For additional information on our consolidated obligations, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity.”

Capital

Our capital (including capital stock, retained earnings, and accumulated other comprehensive income) was $2.7 billion at March 31, 2011 compared to $2.8 billion at December 31, 2010. Our capital stock decreased 3 percent due primarily to the repurchase of activity-based capital stock resulting from lower advance and MPF loan activity. Our retained earnings, which totaled $565.1 million at March 31, 2011, increased 2 percent due to net income earned during the three months ended March 31, 2011, partially offset by the payment of dividends. Our accumulated other comprehensive income decreased $26.5 million due to a decrease in unrealized gains on available-for-sale securities resulting primarily from an increase in interest rates.

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

	March 31, 2011	December 31, 2010
Interest rate swaps
Noncallable	$21,552	$20,709
Callable by counterparty	13,457	13,229
Callable by the Bank	35	35
Total interest rate swaps	35,044	33,973
Interest rate caps	3,450	4,350
Interest rate floors	—	2,600
Forward settlement agreements (TBAs)	83	96
Mortgage delivery commitments	82	96
Total notional amount	$38,659	$41,115

The notional amount of our derivative contracts decreased 6 percent at March 31, 2011 when compared to December 31, 2010. The decrease was primarily due to the sale of interest rate floors. During the three months ended March 31, 2011, as a result of us recalibrating our internal prepayment model and increased interest rates, we sold all of our interest rate floors. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Market Value of Capital Stock Sensitivity” for additional details on our prepayment model recalibration and interest rate sensitivity.

Liquidity and Capital Resources

Our liquidity and capital positions are actively managed in an effort to preserve stable, reliable, and cost-effective sources of cash to meet current and projected future operating financial commitments, as well as regulatory liquidity and capital requirements.

LIQUIDITY

Sources of Liquidity

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. The par values of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $717.8 billion and $745.5 billion at March 31, 2011 and December 31, 2010.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of March 31, 2011, consolidated obligations of the FHLBanks were rated AAA/A-1+ by S&P and Aaa/P-1 by Moody's. These are the highest ratings available for such debt from a nationally recognized statistical rating organization (NRSRO). These ratings measure the likelihood of timely payment of principal and interest on the consolidated obligations.

On April 18, 2011, S&P affirmed the AAA long-term credit rating on the United States of America but revised its outlook to negative from stable. This action stemmed from the United States economic and fiscal risks and large external debtor position. Following this action, on April 20, 2011, S&P affirmed the FHLBank System's AAA credit rating as well as our individual AAA credit rating, but revised the outlook on both of these credit ratings to negative from stable. These rating agency actions did not have a material impact on our ability to raise funds in the capital markets or our cost of borrowing and we do not anticipate them to have a material impact on us in the future.

During the three months ended March 31, 2011, proceeds from the issuance of bonds and discount notes were $6.9 billion and $120.7 billion compared to $12.1 billion and $115.5 billion for the same period in 2010. We increased our utilization of discount notes primarily to fund advances and term investments as well as to provide general liquidity throughout the three months ended March 31, 2011 and 2010. We decreased our utilization of bonds during the three months ended March 31, 2011 when compared to the same period in 2010 due primarily to a decline in total average assets. As longer-term funding costs remained favorable during the three months ended March 31, 2011, we replaced maturing discount notes with bonds, when warranted, to extend the duration of our liabilities. Many of these bonds had callable features in order to reduce interest rate sensitivity in our mortgage portfolio.

We utilize several other sources of liquidity to carry out our business activities. These include cash, interbank loans, payments collected on advances and mortgage loans, proceeds from the issuance of capital stock, member deposits, and current period earnings.

In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve. To provide further access to funding, the FHLBank Act authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the government-sponsored enterprises, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of April 30, 2011, no purchases had been made by the U.S. Treasury under this authorization.

Uses of Liquidity

We use proceeds from the issuance of consolidated obligations primarily to fund advances and investment purchases. During the three months ended March 31, 2011, advance disbursements totaled $7.1 billion compared to $5.4 billion for the same period in 2010. Despite an increase in advance disbursements, our overall advance balance declined during the three months ended March 31, 2011 as a result of maturities and prepayments exceeding advance originations.

During the three months ended March 31, 2011, investment purchases (excluding overnight investments) totaled $8.5 billion compared to $4.2 billion for the same period in 2010. The increase was primarily due to us purchasing commercial paper and term Federal funds sold during the three months ended March 31, 2011.

Other uses of liquidity include purchases of mortgage loans, repayment of member deposits and consolidated obligations, redemption or repurchases of capital stock, payment of expenses, and payment of dividends. During the three months ended March 31, 2011 and 2010, we called $4.9 billion and $2.2 billion of higher-costing par value bonds in an effort to reposition our balance sheet.

Liquidity Requirements

Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five calendar days where we are unable to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At March 31, 2011 and December 31, 2010, we were in compliance with all three of the Finance Agency's liquidity requirements.

In addition to the liquidity measures discussed above, the Finance Agency has provided the Bank with guidance to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we can not access the capital markets for the issuance of debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we can not access the capital markets for the issuance of debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At March 31, 2011 and December 31, 2010, we were in compliance with this liquidity guidance.

CAPITAL

Capital Requirements

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock and retained earnings, can satisfy this risk based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total capital divided by total assets. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times divided by total assets. For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock, including mandatorily redeemable capital stock, plus retained earnings. At March 31, 2011 and December 31, 2010, we were in compliance with all three of the Finance Agency's regulatory capital requirements. For additional information, refer to "Item 1. Financial Statements — Note 13 — Capital."

Capital Stock
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

Capital stock owned by members in excess of their minimum investment requirements is known as excess capital stock. We had excess capital stock (including excess mandatorily redeemable capital stock) of $58.4 million and $57.7 million at March 31, 2011 and December 31, 2010.

The following table summarizes our capital stock by member type (dollars in millions):

	March 31, 2011	December 31, 2010
Commercial banks	$1,005	$1,050
Thrifts	114	128
Credit unions	94	96
Insurance companies	905	909
Total GAAP capital stock	2,118	2,183
Mandatorily redeemable capital stock	7	7
Total regulatory capital stock[1]	$2,125	$2,190

1
Approximately 74 and 75 percent of our total regulatory capital stock outstanding at March 31, 2011 and December 31, 2010 was activity-based capital stock that fluctuates with the outstanding balances of advances made to members and mortgage loans purchased from members.

The decrease in regulatory capital stock at March 31, 2011 when compared to December 31, 2010 was primarily due to the repurchase of activity-based capital stock resulting from lower outstanding advance and mortgage loan balances.

Retained Earnings
In August 2003, the Finance Agency issued a directive that encouraged all 12 FHLBanks to establish retained earnings targets and to specify the priority for increasing retained earnings relative to paying dividends. Our Enterprise Risk Management Policy (ERMP) requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we, as determined by our Board of Directors, will establish an action plan, which may include a dividend cap at less than the current earned dividend, to enable us to return to our targeted level of retained earnings within twelve months. At March 31, 2011, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.

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

For the three months ended March 31, 2011, we paid cash dividends of $16.9 million compared to $14.6 million for the same period in 2010. The annualized dividend rate paid for the three months ended March 31, 2011 and 2010 was 3.00 percent and 2.00 percent.
Joint Capital Enhancement Agreement
Effective February 28, 2011, we entered into a Joint Capital Enhancement Agreement (JCE Agreement) with the other 11 FHLBanks. The JCE Agreement provides that upon satisfaction of the FHLBanks' obligations to REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a Separate Restricted Retained Earnings Account (RRE Account). Currently, the REFCORP obligations are expected to be fully satisfied during the 2011 calendar year. Under the JCE Agreement, each FHLBank will be required to build its RRE Account to one percent of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter's average carrying value of all consolidated obligations for which an FHLBank is the primary obligor, excluding fair value option and hedging adjustments.

The JCE Agreement further requires each FHLBank to submit an application to the Finance Agency for approval to amend its capital plan or capital plan submission, as applicable, consistent with the terms of the JCE Agreement. Under the JCE Agreement, if the FHLBanks' REFCORP obligation terminates before the Finance Agency has approved all proposed capital plan amendments submitted pursuant to the JCE Agreement, each FHLBank will nevertheless be required to commence the required allocation to its separate restricted retained earnings account beginning as of the end of the calendar quarter in which the final payments are made by the FHLBanks with respect to their REFCORP obligations. Depending on the earnings of the FHLBanks, the REFCORP obligations could be satisfied as of the end of the second quarter of 2011. As of the date of this report, representatives of the Bank have been in discussions with the Finance Agency on amending its capital plan to incorporate the terms of the JCE Agreement. Such discussions regarding the proposed capital plan amendments could result in amendments to the JCE Agreement, including, among other things, possible revisions to the termination provisions. For additional details on the JCE Agreement, see “Item 1. Business — Capital and Dividends” in our 2010 Form 10-K.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, refer to our 2010 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2011.

Legislative and Regulatory Developments

Our legislative and regulatory environment continues to change as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 and Congress begins to debate proposals for housing finance and GSE reform.

DODD-FRANK ACT

As discussed in our 2010 Form 10-K, the Dodd-Frank Act will likely impact the FHLBanks' business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their housing finance mission. Certain regulatory actions during the period covered by this report resulting from the Dodd-Frank Act that may have an important impact on us are summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies, and reports are issued and finalized.

New Requirements for our Derivatives Transactions

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Such cleared trades are expected to be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly.
The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades are expected to be subject to new regulatory requirements, including new mandatory reporting requirements, new documentation requirements, and new minimum margin and capital requirements imposed by bank and other federal regulators. Under the proposed margin rules, we will have to post both initial margin and variation margin to our swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as "low risk financial end users." Pursuant to additional Finance Agency proposals, we will be required to collect both initial margin and variation margin from our swap dealer counterparties, without any thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by us and thus make uncleared trades more costly.
The U.S. Commodity Futures Trading Commission (CFTC) has issued a proposed rule requiring that collateral posted by swaps customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer basis. However, in connection with this proposed rule the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of the clearing member. Such commingling would put our collateral at risk in the event of a default by another customer of our clearing member. To the extent that the CFTC's final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, we may be adversely impacted.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that we will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that we will be required to register as a “swap dealer” as a result of the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest rate risk, which constitute the majority of our derivative transactions.
It is also unclear how the final rule will treat caps, floors, and other derivatives embedded in advances to our members. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance clarify that certain products will or will not be regulated as “swaps.” However, at this time it remains unclear whether certain transactions between us and our member customers will be treated as “swaps.” Depending on how the terms “swap” and “swap dealer” are finally defined in the final regulations, we may be faced with the business decision of whether to continue to offer “swaps” to member customers if those transactions would require us to register as a swap dealer. Designation as a swap dealer would subject us to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. Even if we are designated as a swap dealer, the proposed regulation would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. Upon such designation, our hedging activities would not be subject to the full requirements that will generally be imposed on traditional swap dealers.
We, together with the other FHLBanks, are actively participating in the development of the regulations under the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rules that could impact the FHLBanks. It is not expected that final rules implementing the Dodd-Frank Act will become effective until the latter half of 2011 and delays beyond that time are possible.

REGULATION OF CERTAIN NONBANK FINANCIAL COMPANIES

Federal Reserve Board Proposed Rule on Regulatory Oversight of Nonbank Financial Companies

On February 11, 2011, the Federal Reserve Board issued a proposed rule that would define certain key terms to determine which nonbank financial companies will be subject to the Federal Reserve's regulatory oversight. The proposed rule provides that a company is “predominantly engaged in financial activities” if:

•	the annual gross financial revenue of the company represents 85 percent or more of the company's gross revenue in either of its two most recent completed fiscal years; or

•	the company's total financial assets represent 85 percent or more of the company's total assets as of the end of either of its two most recently completed fiscal years.

We believe we would be deemed predominantly engaged in financial activities under either prong of the proposed rule. In pertinent part to us, the proposed rule also defines “significant nonbank financial company” to mean a nonbank financial company that had $50 billion or more in total assets as of the end of its most recently completed fiscal year. If we are determined to be a nonbank financial company subject to the Federal Reserve's regulatory oversight, then our operations and business may be adversely affected by such oversight.

Oversight Council Notice of Proposed Rulemaking on Authority to Supervise and Regulate Certain Nonbank Financial Companies

On January 26, 2011, the Oversight Council issued a proposed rule that would implement the Oversight Council's authority to subject nonbank financial companies to the supervision of the Federal Reserve Board and certain prudential standards. The proposed rule defines “nonbank financial company” broadly enough to likely cover the Bank. Also, under the proposed rule, the Oversight Council will consider certain factors in determining whether to subject a nonbank financial company to supervision and prudential standards. Some factors identified include: (i) the availability of substitutes for the financial services and products the entity provides as well as the entity's size; (ii) interconnectedness with other financial firms; (iii) leverage, liquidity risk; and (iv) maturity mismatch and existing regulatory scrutiny. If we are determined to be a nonbank financial company subject to the Oversight Council's regulatory requirements, then our operations and business are likely to be affected.

Oversight Council Recommendations on Implementing the Volcker Rule

In January 2011, the Oversight Council issued recommendations for implementing certain prohibitions on proprietary trading, commonly referred to as the Volcker Rule. Institutions subject to the Volcker Rule may be subject to various limits with regard to their proprietary trading and various regulatory requirements to ensure compliance with the Volcker Rule. If we are made subject to the Volcker Rule, then we may be subject to additional limitations on the composition of our investment portfolio beyond FHFA regulations. These limitations may potentially result in less profitable investment alternatives. Further, complying with related regulatory requirements would be likely to increase our regulatory requirements and incremental costs. The FHLBank System's consolidated obligations generally are exempt from the operation of this rule, subject to certain limitations, including the absence of conflicts of interest and certain financial risks.

FDIC REGULATORY ACTIONS

FDIC Interim Final Rule on Dodd-Frank Orderly Liquidation Resolution Authority

On January 25, 2011, the FDIC issued an interim final rule on how the FDIC would treat certain creditor claims under the new orderly liquidation authority established by the Dodd-Frank Act. The Dodd-Frank Act provides for the appointment of the FDIC as receiver for a financial company, not including FDIC-insured depository institutions, in instances where the failure of the company and its liquidation under other insolvency procedures (such as bankruptcy) would pose a significant risk to the financial stability of the United States. The interim final rule provides, among other things:

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

Valuing most collateral at fair value, rather than par, could adversely impact the value of our investments in the event of the issuer's insolvency. Comments on this interim final rule were due by March 28, 2011.

FDIC Final Rule on Assessment System

On February 25, 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. This rule became effective on April 1, 2011, so FHLBank advances are now included in our members' assessment base. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including FHLBank advances, in excess of 25 percent of an institution's domestic deposits since these are now part of the assessment base. The change in assessment base may affect member demand for our advances.

JOINT REGULATORY ACTIONS

Proposed Rule on Incentive-Based Compensation Arrangements

On April 14, 2011, seven federal financial regulators, including the Finance Agency, published a proposed rule that would prohibit “covered financial institutions” from entering into incentive-based compensation arrangements that encourage inappropriate risks.

Applicable to the FHLBanks and the Office of Finance, the rule would:

•	prohibit excessive compensation;

•	prohibit incentive compensation that could lead to material financial loss;

•	require an annual report;

•	require policies and procedures; and

•	require mandatory deferrals of 50 percent of incentive compensation over three years for executive officers.

Covered persons under the rule would include senior management responsible for the oversight of firm wide activities or material business lines, and non-executive employees or groups of those employees whose activities may expose the institution to a material loss.

Under the proposed rule, covered financial institutions would be required to comply with three key risk management principles related to the design and governance of incentive-based compensation: balanced design, independent risk management controls, and strong governance.

The proposed rule identifies four methods to balance compensation design and make it more sensitive to risk: risk adjustment of awards, deferral of payment, longer performance periods and reduced sensitivity to short-term performance. Larger covered financial institutions, like the Bank, would also be subject to a mandatory 50 percent deferral of incentive-based compensation for executive officers and board oversight of incentive-based compensation for certain risk-taking employees who are not executive officers. The proposed rule would impact the design of our compensation policies and practices, including our incentive compensation policies and practices, if adopted as proposed. Comments on the proposed rule are due by May 31, 2011.

Proposed Rule on Credit Risk Retention for Asset-Backed Securities

On April 29, 2011, the Federal banking agencies, the Finance Agency, the Department of Housing and Urban Development, and the SEC jointly issued a proposed rule, which proposes requiring sponsors of asset-backed securities to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing asset-backed securities, unless all the assets securitized satisfy specified qualifications.

The proposed rule specifies criteria for qualified residential mortgages, commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline of housing prices and high unemployment.

Key issues in the proposed rule include: (i) the appropriate terms for treatment as a qualified residential mortgage; (ii) the extent to which Fannie Mae and Freddie Mac related securitizations will be exempt from the risk retention rules; and (iii) the possibility of creating a category of high quality non-qualified residential mortgage loans that would have less than a five percent risk retention requirement.

If adopted as proposed, the rule could reduce the number of loans originated by our members, which could negatively impact member demand for our products. Comments on this proposed rule are due on June 10, 2011.

HOUSING FINANCE AND GSE REFORM

In the wake of the financial crisis and related housing problems, both Congress and the Obama Administration are considering changes to the U.S. housing finance structure, specifically reforming or eliminating Fannie Mae and Freddie Mac. These efforts may have implications for the FHLBanks.

On February 11, 2011, the Department of the Treasury and the U.S. Department of Housing and Urban Development issued a report to Congress entitled Reforming America's Housing Finance Market. The report's primary focus is to provide options for Congressional consideration regarding the long-term structure of housing finance, including reforms specific to Fannie Mae and Freddie Mac. In addition, the Obama Administration noted it would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac and the FHLBanks operate so that overall government support of the mortgage market will be substantially reduced over time.

Although the FHLBanks are not the primary focus of this report, they are recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace. The report suggests the following possible reforms for the FHLBank System:

•	focus the FHLBanks on small- and medium-sized financial institutions;

•	restrict membership by allowing each institution eligible for membership to be an active member in only a single FHLBank;

•	limit the level of outstanding advances to larger members; and

•	reduce FHLBank investment portfolios and their composition, focusing FHLBanks on providing liquidity for insured depository institutions.

The report also supports exploring additional means to provide funding to housing lenders, including potentially the development of a covered bond market.

In response, several bills have been introduced in Congress. While none propose specific changes to the FHLBanks, we could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac. For example, the FHLBanks traditionally have allocated a significant portion of their investment portfolio to investments in Fannie Mae and Freddie Mac debt securities and other guaranteed MBS. Accordingly, the FHLBanks' investment strategies would likely be affected by winding down those entities. Winding down those two GSEs, or limiting the amount of mortgages they purchase, also could increase demand for FHLBank advances if FHLBank members respond by retaining more of their mortgage loans in portfolio, using advances to fund the loans.

It is also possible that Congress will consider any or all of the specific changes to the FHLBanks suggested by the Administration's proposal. If legislation is enacted incorporating these changes, the FHLBanks could be significantly limited in their ability to make advances to their members and subject to additional limitations on their investment authority. Additionally, if Congress enacts legislation encouraging the development of a covered bond market, FHLBank advances could be reduced in time as larger members use covered bonds as an alternative form of wholesale mortgage financing.

The ultimate effect of housing finance and GSE reform on the FHLBanks is unknown at this time and will depend on the legislation, if any, that is finally enacted.

FINANCE AGENCY REGULATORY ACTIONS

Final Rule on Temporary Increases in Minimum Capital Levels

On March 3, 2011, the Finance Agency issued a final rule effective April 4, 2011 authorizing the Director of the Finance Agency to increase the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank's risks. The rule provides the factors that the Director may consider in making this determination including the FHLBank's:

•	current or anticipated declines in the value of assets held by it;

•	ability to access liquidity and funding;

•	credit, market, operational and other risks;

•	current or projected declines in its capital;

•	material compliance with regulations, written orders, or agreements;

•	housing finance market conditions;

•	level of retained earnings;

•	initiatives, operations, products or practices that entail heightened risk;

•	ratio of market value of equity to the par value of capital stock; and/or

•	other conditions as notified by the Director.

The rule provides that the Director shall consider the need to maintain, modify or rescind any such increase no less than every 12 months. If we are required to increase our minimum capital level, we may need to lower or suspend dividend payments to increase retained earnings to satisfy such increase. Alternatively, we could satisfy an increased capital requirement by disposing of assets to decrease the size of our balance sheet relative to total outstanding capital stock, which may adversely impact our results of operations and financial condition and ability to satisfy our mission.

Regulatory Policy Guidance on Reporting of Fraudulent Financial Instruments

On January 27, 2010, the Finance Agency issued a regulation requiring the FHLBanks to report to the Finance Agency upon the discovery of any fraud or possible fraud related to the purchase or sale of financial instruments or loans. On March 29, 2011, the Finance Agency issued immediately effective final guidance which sets forth fraud reporting requirements for the FHLBanks under the regulation. The guidance, among other things, provides examples of fraud that should be reported to the Finance Agency and the Finance Agency's Office of Inspector General. In addition, the guidance requires FHLBanks to establish and maintain effective internal controls, policies, procedures, and operational training to discover and report fraud or possible fraud. Although complying with the guidance will increase our regulatory requirements, we do not expect any material incremental costs or adverse impact to our business.

Proposed Rule on Private Transfer Fee Covenants

On February 8, 2011, the Finance Agency issued a proposed rule that would restrict us from purchasing, investing in, or taking security interests in, mortgage loans on properties encumbered by private transfer fee covenants, securities backed by such mortgage loans, and securities backed by the income stream from such covenants, except for certain transfer fee covenants. Excepted transfer fee covenants would include covenants to pay a private transfer fee to covered associations (including organizations comprising owners of homes, condominiums, or cooperatives or certain other tax-exempt organizations that use the private transfer fees exclusively for the direct benefit of the property. The foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to such securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. We would be required to comply with the regulation within 120 days of the publication of the final rule. To the extent that a final rule limits the type of collateral we accept for advances and the type of loans eligible for purchase under the MPF program, our business may be adversely impacted. Comments on the proposed rule were due by April 11, 2011.

Advance Notice of Proposed Rulemaking on Use of NRSRO Credit Ratings

On January 31, 2011, the Finance Agency issued an advanced notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all federal agencies to remove regulations that require use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific Finance Agency regulations applicable to FHLBanks including risk-based capital requirements, prudential requirements, investments, and consolidated obligations. Comments on this advance notice of rulemaking were due on March 17, 2011.

Advance Notice of Proposed Rulemaking on FHLBank Members

On December 27, 2010, the Finance Agency issued an advance notice of proposed rulemaking to address its regulations on FHLBank membership to ensure such regulations are consistent with maintaining a nexus between FHLBank membership and the housing and community development mission of the FHLBanks. Refer to our 2010 Form 10-K for additional discussion on this proposed rulemaking.

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

Our Board of Directors determined that we should operate under a risk management philosophy of maintaining an AAA rating. An AAA rating provides us with ready access to funds in the capital markets. In line with this objective, our ERMP establishes risk measures to monitor our market risk and liquidity risk. Effective March 10, 2011, our Board of Directors approved certain changes to our ERMP. While these changes did not impact the overall goals of managing risks, they did change some of the detailed provisions and processes utilized to manage risk. The following is a list of the risk measures in place at March 31, 2011 and whether or not they are monitored by a policy limit:

Market Risk:	Market Value of Capital Stock Sensitivity (policy limit)
Estimate of Daily Market Value Sensitivity (policy limit)
Projected 12-month GAAP Income Sensitivity (policy limit)
Economic Value of Capital Stock
Liquidity Risk:	Regulatory Liquidity (policy limit)

Market Value of Capital Stock (MVCS) Sensitivity and Economic Value of Capital Stock (EVCS) are our key market risk measures.

MARKET RISK

We define market risk as the risk that MVCS or net income will change as a result of changes in market conditions such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during the three months ended March 31, 2011 and 2010. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and hedges, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements. Our key market risk measures are quantified in the “Market Value of Capital Stock Sensitivity” and “Economic Value of Capital Stock” sections that follow.

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

To protect the MVCS from large interest rate swings, we use hedging transactions, such as entering into or canceling interest rate swaps on existing debt, altering the funding structure supporting MBS and MPF purchases, and purchasing interest rate swap, caps, and floors.

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

During the first quarter of 2008, our Board of Directors suspended all policy limits pertaining to the down 200 basis point parallel interest rate shift scenario due to the low interest rate environment. This suspension remained effective at March 31, 2011. During the third quarter of 2010, we temporarily adjusted all policy limits pertaining to the parallel and non-parallel interest rate shift scenarios in anticipation of a recalibration to our prepayment model. The temporarily adjusted policy limits for MVCS were 15.3 percent, 6.6 percent, 3.0 percent, 1.8 percent, 4.2 percent, and 10.4 percent declines from base case in the down 200, down 100, down 50, up 50, up 100, and up 200 basis point parallel interest rate shift scenarios. For the non-parallel interest rate shift scenarios, the temporarily adjusted policy limits were 27.3 percent, 11.6 percent, 5.2 percent, 4.0 percent, 9.2 percent, and 22.4 percent declines from base case in the down 200, down 100, down 50, up 50, up 100, and up 200 basis point shocks. Effective February 14, 2011, upon completion of the prepayment model recalibration, these temporary policy limits were removed and the original policy limits were restored.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at each quarter-end during 2011 and 2010:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50[1]	Base Case	Up 50[1]	Up 100	Up 200
2011
March	$93.6	$108.3	$111.7	$109.7	$108.9	$107.6	$103.0
2010
December	89.1	105.7	111.2	111.1	111.2	110.2	107.5
September	101.4	101.9	106.2	107.9	107.8	106.7	100.9
June	95.0	100.8	N/A	105.9	N/A	104.7	99.6
March	78.7	100.5	N/A	102.9	N/A	99.8	94.2

	% Change from Base Case
	Down 200	Down 100	Down 50[1]	Base Case	Up 50[1]	Up 100	Up 200
2011
March	(14.7)%	(1.3)%	1.8%	—%	(0.8)%	(1.9)%	(6.1)%
2010
December	(19.8)	(4.8)	0.1	—	0.2	(0.7)	(3.2)
September	(6.0)	(5.6)	(1.6)	—	(0.1)	(1.2)	(6.5)
June	(10.3)	(4.8)	N/A	—	N/A	(1.1)	(6.0)
March	(23.5)	(2.3)	N/A	—	N/A	(3.0)	(8.5)

1	Policy limits for the up and down 50 basis point parallel interest rate shift scenarios were implemented effective July 1, 2010.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at each quarter-end during 2011 and 2010:

	Market Value of Capital Stock (dollars per share)[1]
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2011
March	$104.3	$108.3	$109.8	$109.7	$109.8	$107.9	$102.8
2010
December	101.1	105.9	109.5	111.1	111.4	110.8	107.4
September	103.1	102.8	104.4	107.9	112.4	116.6	112.8

	% Change from Base Case[1]
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2011
March	(4.9)%	(1.2)%	0.1%	—%	0.1%	(1.6)%	(6.3)%
2010
December	(8.9)	(4.7)	(1.4)	—	0.3	(0.3)	(3.3)
September	(4.5)	(4.7)	(3.2)	—	4.2	8.0	4.6

1	Policy limits for the non-parallel interest rate shift scenarios were implemented effective July 1, 2010.

The decrease in base case MVCS at March 31, 2011 compared with December 31, 2010 was primarily attributable to the following:

•
Decrease in our funding costs relative to LIBOR. Because the MVCS methodology focuses on the "liquidation value" of one share of capital stock, we calculate the present value of our assets and liabilities based on current interest rates. During the three months ended March 31, 2011, our cost of funds relative to LIBOR decreased, thereby increasing the present value of our liabilities and decreasing the value of MVCS.

•
Increased option-adjusted spread on our mortgage assets. During the three months ended March 31, 2011, the spread between mortgage interest rates and LIBOR increased when compared to the fourth quarter of 2010, which decreased the market value of our mortgage assets.

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

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at each quarter-end during 2011 and 2010.

Economic Value of Capital Stock (dollars per share)
2011
March	$112.0
2010
December	$120.6
September	$119.3
June	$114.0
March	$114.2

The decrease in our EVCS at March 31, 2011 when compared to December 31, 2010 was primarily attributable to the following:

•
Recalibration of our prepayment model. During the three months ended March 31, 2011, we recalibrated our prepayment model in order to generate prepayment speeds that were more aligned with actual prepayment experience. This model change slowed down the projected speed of mortgage prepayments and, therefore, lengthened the average life of our mortgage assets. As the mortgage asset cash flows lengthened, they were discounted using a higher cost of funds, thereby decreasing EVCS during the three months ended March 31, 2011.

LIQUIDITY RISK

We define liquidity risk as the risk that we will be unable to meet our obligations as they come due or meet the credit needs of our members and housing associates in a timely and cost efficient manner. To manage this risk, we maintain liquidity in accordance with Finance Agency regulations. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity” for additional details on our liquidity management.

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

Advances

We are required by Finance Agency regulation to obtain sufficient collateral to fully secure our advances and other credit products. Eligible collateral includes (i) whole first mortgages on improved residential property or securities representing a whole interest in such mortgages, (ii) securities issued, insured, or guaranteed by the U.S. Government or any of the government-sponsored housing enterprises, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Government National Mortgage Association, (iii) cash deposited with us, (iv) Federal Family Education Loan Program guaranteed student loans, and (v) other real estate-related collateral acceptable to us provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. Community financial institutions may also pledge collateral consisting of secured small business, small agribusiness, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each borrower's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

Credit risk arises from the possibility that a borrower is unable to repay its obligation and the collateral pledged to us is insufficient to cover the amount of exposure in default. We manage credit risk by securing borrowings with sufficient collateral acceptable to us, monitoring borrower creditworthiness through internal and independent third-party analysis, and performing collateral review and valuation procedures to verify the sufficiency of pledged collateral. We maintain policies and practices to monitor our exposure and take action where appropriate and have never experienced a credit loss on an advance since our inception. In addition, we have the ability to call for additional or substitute collateral, or require delivery of collateral, during the life of an advance to protect our security interest.

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

At March 31, 2011 and December 31, 2010, borrowers pledged $87.4 billion and $97.5 billion of collateral (net of applicable discounts) to support activity with us, including advances. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analyses, and the repayment history on our credit products, management did not anticipate any credit losses on our advances and other credit products as of March 31, 2011 and December 31, 2010. Accordingly, we have not recorded any allowance for credit losses.

Mortgage Assets

We are exposed to mortgage asset credit risk through our participation in the MPF program and investments in MBS. Mortgage asset credit risk is the risk that we will not receive timely payments of principal and interest due from mortgage borrowers because of borrower defaults. Credit risk on mortgage assets is affected by a number of factors, including loan type, borrower's credit history, and other factors such as home price fluctuations, unemployment levels, and other economic factors in the local market or nationwide.

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

The following table presents the unpaid principal balance of our MPF portfolio by product type (dollars in millions):

Product Type	March 31, 2011	December 31, 2010
Original MPF	$615	$604
MPF 100	87	94
MPF 125	2,950	2,909
MPF Plus	3,166	3,426
MPF Government	370	370
Total unpaid principal balance	$7,188	$7,403

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

Conventional Mortgage Loans. For our conventional mortgage loans, we have several layers of legal loss protection that are defined in agreements among us and our PFIs. These loss layers may vary depending on the MPF product alternatives selected and consist of (i) homeowner equity, (ii) primary mortgage insurance, (iii) first loss account, and (iv) credit enhancement obligation of PFI. For a detailed discussion of these loss layers, refer to “Item 1. Financial Statements — Note 10 — Allowance for Credit Losses.”

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

On August 7, 2009, the Finance Agency granted a waiver for one year on the AA rating requirement of SMI providers for existing loans and commitments in the MPF program. The waiver required us to evaluate the claims-paying ability of our SMI providers and hold retained earnings or take other steps necessary to mitigate the risks associated with using an SMI provider having a rating below AA. On July 29, 2010, the Finance Agency extended the waiver for an additional year, subject to the same conditions. As of March 31, 2011, we determined that it was not necessary to hold retained earnings or take other steps necessary to mitigate the risk of using these SMI providers. As new information regarding the claims-paying ability of our SMI providers becomes available, we will evaluate the need to hold retained earnings or take other steps necessary to mitigate this risk.

The following tables present additional information on our mortgage loans held for portfolio (dollars in thousands):

	Three Months Ended March 31,
Interest Shortfall on Nonaccrual Mortgage Loans:	2011	2010
Gross interest income that would have been recorded based on original terms during the period	$1,462	$1,587
Interest actually recognized into net income during the period	—	—
Shortfall	$1,462	$1,587

	March 31, 2011	December 31, 2010
Total unpaid principal balance of mortgage loans past due 90 days or more and still accruing interest	$4,810	$4,675

Total unpaid principal balance of nonaccrual mortgage loans	$110,616	$111,064

Allowance for Credit Losses on Mortgage Loans:
Balance, beginning of period	$13,000	$1,887
Charge-offs	(596)	(1,005)
Provision for credit losses	5,596	12,118
Balance, end of period	$18,000	$13,000

We place a conventional mortgage loan on non-accrual status if we determine that either the collection of interest or principal is doubtful or interest or principal is 90 days or more past due. We do not place a government-insured mortgage loan on non-accrual status because of the U.S. government guarantee of the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. For a summary of our mortgage loan delinquencies and non-accrual loans at March 31, 2011 and December 31, 2010, refer to “Item 1. Financial Statements — Note 10 — Allowance for Credit Losses.”

We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage portfolio. During the three months ended March 31, 2011, we recorded a provision for credit losses of $5.6 million, bringing our allowance for credit losses to $18.0 million at March 31, 2011. The provision recorded was driven by an increase in estimated losses resulting from increased loss severities, management's expectation that loans migrating to REO and loss severities will likely increase in the future, and certain refinements made to our allowance for credit losses model.

We are able to allocate available credit enhancement fees to recapture estimated losses in our conventional mortgage loan portfolio. Estimated available credit enhancement fees decreased to $3.3 million at March 31, 2011 from $3.7 million at December 31, 2010 primarily due to an increase in charge-off activity. The ratio of charge-offs to average loans outstanding during the three months ended March 31, 2011 and 2010 was less than 0.01 percent.

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

At March 31, 2011, we owned $10.4 billion of MBS, of which $10.3 billion or approximately 99 percent were guaranteed by the U.S. Government or issued by GSEs and $0.1 billion or approximately 1 percent were private-label MBS. At December 31, 2010, we owned $11.4 billion of MBS, of which $11.3 billion or approximately 99 percent were guaranteed by the U.S. Government or issued by GSEs and $0.1 billion or approximately 1 percent were private-label MBS.

Private-label MBS consist of MPF shared funding certificates and other private-label MBS. MPF shared funding certificates are mortgage-backed certificates created from conventional conforming mortgages using a senior/subordinated tranche structure. We record these investments as HTM. We do not consolidate our investment in MPF shared funding certificates since we are not the sponsor or primary beneficiary of these variable interest entities. As of April 30, 2011, all of our MPF shared funding certificates were rated AA or higher by a NRSRO.

Other private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our other private-label MBS (dollars in thousands):

Other Private-label MBS Characteristics	March 31, 2011
Credit ratings[1]:
AAA	$18,420
AA	10,039
A	4,134
BB	131
Total	$32,724

Amortized cost (unpaid principal balance)	$32,724
Gross unrealized losses	3,923
Fair value	$28,801

Weighted average percentage of fair value to unpaid principal balance	88%
Original weighted average FICO® score	725
Original weighted average credit support	4%
Weighted average credit support	9%
Weighted average collateral delinquency rate[2]	6%

1
As of March 31, 2011, 99 percent of our other private-label MBS were on negative watch by a NRSRO. Subsequent to March 31, 2011, two of our other private-label MBS were downgraded to an A rating and two of our other private-label MBS were downgraded to a BBB rating.

2	Represents the percentage of underlying loans that are 60 days or more past due.

The following table shows the state concentrations of our other private-label MBS calculated based on unpaid principal balances:

State Concentrations	March 31, 2011	December 31, 2010
Florida	14.3%	14.2%
California	12.7	12.7
Georgia	12.2	12.2
New York	9.7	9.6
New Jersey	5.0	5.0
All other[1]	46.1	46.3
Total	100.0%	100.0%

1	There were no individual states with a concentration greater than 4.7 percent at March 31, 2011 and December 31, 2010.

At March 31, 2011, we do not consider any of our private-label MBS to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 7 — Other-Than-Temporary Impairment.”

Investments

We maintain an investment portfolio to provide investment income, provide liquidity, support the business needs of our members, and support the housing market through the purchase of mortgage-related assets. Finance Agency regulations and our ERMP limit the type of investments we may purchase.

We invest in both short- and long-term investments. Our short-term portfolio includes, but is not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, negotiable certificates of deposit, and commercial paper. Our long-term portfolio includes, but is not limited to, other U.S. obligations, GSE obligations, state or local housing agency obligations, TLGP debt, taxable municipal bonds, and MBS.

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

The following table shows our total investment securities by investment credit rating at March 31, 2011 (excluding accrued interest receivable) (dollars in millions):

	Long-Term Rating[1]			Short-Term Rating[1]
	AAA	AA	A	A-1 / P-1	A-2 / P-2	Unrated	Total
Interest-bearing deposits[2]	$7	$—	$—	$1	$—	$—	$8
Securities purchased under agreements to resell	—	—	—	1,600	—	—	1,600
Federal funds sold	—	—	—	1,682	470	—	2,152
Investment securities:
Non-mortgage-backed securities
State or local housing agency obligations	38	63	—	—	—	—	101
Commerical paper	—	—	—	100	—	—	100
TLGP[2]	1,578	—	—	—	—	—	1,578
Taxable municipal bonds	309	113	—	—	—	—	422
Other U.S. obligations	171	—	—	—	—	—	171
Government-sponsored enterprise obligations	831	—	—	—	—	—	831
Other[3]	—	—	—	—	—	4	4
Total non-mortgage-backed securities	2,927	176	—	100	—	4	3,207
Mortgage-backed securities
Government-sponsored enterprise	10,324	—	—	—	—	—	10,324
Other U.S. obligations	33	—	—	—	—	—	33
Private-label	41	12	4	—	—	—	57
Total mortgage-backed securities	10,398	12	4	—	—	—	10,414
Total investments[4]	$13,332	$188	$4	$3,383	$470	$4	$17,381

1	Represents the lowest credit rating available for each security based on an NRSRO.
2	Interest bearing deposits and TLGP investments are rated either AAA or A-1/P-1 because they are guaranteed by the FDIC or U.S. Government.
3	Other "unrated" investments represents an equity investment in a Small Business Investment Company.
4	At March 31, 2011, 13 percent of our total investments were unsecured.

The following table shows our total investment securities by investment credit rating at December 31, 2010 (excluding accrued interest receivable) (dollars in millions):

	Long-Term Rating[1]			Short-Term Rating[1]
	AAA	AA	A	A-1 / P-1	A-2 / P-2	Unrated	Total
Interest-bearing deposits[2]	$8	$—	$—	$1	$—	$—	$9
Securities purchased under agreements to resell	—	—	—	1,550	—	—	1,550
Federal funds sold	—	—	—	1,360	665	—	2,025
Investment securities:
Non-mortgage-backed securities
Negotiable certificates of deposit	—	—	—	335	—	—	335
State or local housing agency obligations	41	66	—	—	—	—	107
TLGP[2]	1,780	—	—	—	—	—	1,780
Taxable municipal bonds	311	113	—	—	—	—	424
Other U.S. obligations	176	—	—	—	—	—	176
Government-sponsored enterprise obligations	835	—	—	—	—	—	835
Other[3]	—	—	—	—	—	4	4
Total non-mortgage-backed securities	3,143	179	—	335	—	4	3,661
Mortgage-backed securities
Government-sponsored enterprise	11,301	—	—	—	—	—	11,301
Other U.S. obligations	34	—	—	—	—	—	34
MPF shared funding	24	2	—	—	—	—	26
Other	19	10	4	—	—	—	33
Total mortgage-backed securities	11,378	12	4	—	—	—	11,394
Total investments[4]	$14,529	$191	$4	$3,246	$665	$4	$18,639

1	Represents the lowest credit rating available for each security based on an NRSRO.
2	Interest bearing deposits and TLGP investments are rated either AAA or A-1/P-1 because they are guaranteed by the FDIC or U.S. Government.
3	Other "unrated" investments represents an equity investment in a Small Business Investment Company.
4	At December 31, 2010, 13 percent of our total investments were unsecured.

Long-term investments decreased at March 31, 2011 when compared to December 31, 2010 due primarily to principal repayments on MBS. Short-term investments increased at March 31, 2011 when compared to December 31, 2010 due primarily to increased Federal funds sold and securities purchased under agreements to resell as well as the purchase of commercial paper.

At March 31, 2011, approximately 0.2 percent of our total investments were on negative watch by a NRSRO. All of these investments were private-label MBS. Subsequent to March 31, 2011, two of our private-label MBS were downgraded to an A credit rating and two of our private-label MBS were downgraded to a BBB credit rating. No other investments held by us at March 31, 2011 were placed on negative watch or subsequently downgraded.

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

The following tables show our derivative counterparty credit exposure after applying netting agreements and cash collateral (dollars in millions):

	March 31, 2011
Credit Rating[1]	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
AAA	$135	$—	$—	$—
AA	15,668	—	—	—
A	22,761	5	—	5
BBB	13	—	—	—
Subtotal	38,577	5	—	5
Member institutions[2]	82	—	—	—
Total	$38,659	$5	$—	$5

	December 31, 2010
Credit Rating[1]	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
AAA	$135	$—	$—	$—
AA	18,882	—	—	—
A	21,989	12	—	12
BBB	13	—	—	—
Subtotal	41,019	12	—	12
Member institutions[2]	96	—	—	—
Total	$41,115	$12	$—	$12

1	Credit rating is the lower of the S&P, Moody's, and Fitch ratings stated in terms of the S&P equivalent.
2	Represents mortgage delivery commitments with our member institutions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management— Market Risk” and the sections referenced therein for quantitative and qualitative disclosures about market risk.

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

Internal Control Over Financial Reporting

For the first quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently aware of any pending or threatened legal proceedings against us that could have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2010 Form 10-K. There have been no material changes to our risk factors during the three months ended March 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932.*
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective February 26, 2009.**
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, dated March 24, 2009, approved by the Finance Agency on March 6, 2009.***
10.1	Joint Capital Enhancement Agreement effective February 28, 2011****
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the SEC on May 12, 2006.
**	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the SEC on March 2, 2009.
***	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K/A filed with the SEC on March 31, 2009.
****	Incorporated by reference to exhibit 99.1 on our Form 8-K filed with the SEC on March 1, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	May 12, 2011

By:	/s/ Richard S. Swanson
Richard S. Swanson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven T. Schuler
Steven T. Schuler Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)