Form 10-Q
period 2011-06-30
Federal Home Loan Bank of Des Moines
filed 2011-08-11
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
☒ Yes ☐ No
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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2011
Class B Stock, par value $100	21,555,691

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(In thousands, except capital stock par value)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$668,916	$105,741
Interest-bearing deposits	7,644	8,919
Securities purchased under agreements to resell (Note 3)	250,000	1,550,000
Federal funds sold	2,280,000	2,025,000
Investment securities
Trading securities (Note 4)	1,333,369	1,472,542
Available-for-sale securities (Note 5)	5,675,089	6,356,903
Held-to-maturity securities (estimated fair value of $6,241,106 and $7,395,340 at June 30, 2011 and December 31, 2010) (Note 6)	6,054,962	7,226,116
Total investment securities	13,063,420	15,055,561
Advances (Note 8)	27,939,298	29,252,529
Mortgage loans held for portfolio (Note 9)	7,244,459	7,434,446
Less allowance for credit losses on mortgage loans (Note 10)	(19,000)	(13,000)
Mortgage loans held for portfolio, net	7,225,459	7,421,446
Accrued interest receivable	77,128	79,314
Premises, software, and equipment, net	10,416	9,196
Derivative assets (Note 11)	576	11,927
Other assets	51,663	49,251
TOTAL ASSETS	$51,574,520	$55,568,884
LIABILITIES
Deposits
Interest-bearing	$920,113	$1,069,986
Non-interest-bearing	61,327	110,667
Total deposits	981,440	1,180,653
Consolidated obligations (Note 12)
Discount notes (includes $416,794 and $0 at fair value under the fair value option at June 30, 2011 and December 31, 2010)	8,602,119	7,208,276
Bonds (includes $60,461 and $2,816,850 at fair value under the fair value option at June 30, 2011 and December 31, 2010)	38,567,859	43,790,568
Total consolidated obligations	47,169,978	50,998,844
Mandatorily redeemable capital stock (Note 13)	6,576	6,835
Accrued interest payable	170,997	187,091
Affordable Housing Program (AHP) Payable	43,083	44,508
Payable to REFCORP	4,629	12,467
Derivative liabilities (Note 11)	365,611	278,447
Other liabilities	31,140	30,467
TOTAL LIABILITIES	48,773,454	52,739,312
Commitments and contingencies (Note 15)
CAPITAL (Note 13)
Capital stock - Class B putable ($100 par value) authorized, issued, and outstanding 21,397 and 21,830 shares at June 30, 2011 and December 31, 2010	2,139,741	2,183,028
Retained earnings	568,468	556,013
Accumulated other comprehensive income
Net unrealized gain on available-for-sale securities (Note 5)	94,444	92,222
Pension and postretirement benefits	(1,587)	(1,691)
Total accumulated other comprehensive income	92,857	90,531
TOTAL CAPITAL	2,801,066	2,829,572
TOTAL LIABILITIES AND CAPITAL	$51,574,520	$55,568,884
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
INTEREST INCOME
Advances	$65,262	$101,038	$135,251	$208,554
Prepayment fees on advances, net	3,767	17,243	6,907	18,914
Interest-bearing deposits	62	83	133	143
Securities purchased under agreements to resell	249	460	824	580
Federal funds sold	822	1,787	1,793	3,303
Investment securities
Trading securities	5,838	10,147	12,302	25,672
Available-for-sale securities	20,392	24,936	56,371	49,877
Held-to-maturity securities	47,533	62,726	98,648	104,488
Mortgage loans held for portfolio	82,926	91,236	165,911	183,570
Total interest income	226,851	309,656	478,140	595,101
INTEREST EXPENSE
Consolidated obligations
Discount notes	1,468	1,899	3,128	4,554
Bonds	176,309	235,047	363,545	465,162
Deposits	126	294	312	523
Borrowings from other FHLBanks	—	2	—	2
Mandatorily redeemable capital stock	49	34	112	74
Total interest expense	177,952	237,276	367,097	470,315
NET INTEREST INCOME	48,899	72,380	111,043	124,786
Provision for credit losses on mortgage loans held for portfolio	1,591	3,827	7,187	3,952
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	47,308	68,553	103,856	120,834
OTHER (LOSS) INCOME
Service fees	291	438	577	858
Net gain on trading securities	7,801	32,433	4,473	53,632
Net loss on consolidated obligations held at fair value	(364)	(7,240)	(1,361)	(1,145)
Net loss on derivatives and hedging activities	(16,073)	(64,776)	(14,089)	(89,230)
Net loss on extinguishment of debt	—	—	(4,602)	(4,027)
Other, net	824	1,532	960	4,792
Total other loss	(7,521)	(37,613)	(14,042)	(35,120)
OTHER EXPENSE
Compensation and benefits	7,904	7,542	16,275	15,292
Other operating expenses	4,144	4,367	8,205	8,772
Federal Housing Finance Agency	1,152	637	2,514	1,357
Office of Finance	680	434	1,514	1,042
Total other expense	13,880	12,980	28,508	26,463
INCOME BEFORE ASSESSMENTS	25,907	17,960	61,306	59,251
AHP	2,133	1,470	5,029	4,845
REFCORP	4,628	3,298	11,129	10,881
Total assessments	6,761	4,768	16,158	15,726
NET INCOME	$19,146	$13,192	$45,148	$43,525

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(In thousands)
(Unaudited)

	Capital Stock Class B (putable)			Accumulated Other Comprehensive Income
	Shares	Par Value	Retained Earnings		Total Capital
BALANCE DECEMBER 31, 2009	24,604	$2,460,419	$484,071	$(33,935)	$2,910,555
Proceeds from issuance of capital stock	2,282	228,174	—	—	228,174
Repurchase/redemption of capital stock	(3,781)	(378,074)	—	—	(378,074)
Net shares reclassified to mandatorily redeemable capital stock	(31)	(3,087)	—	—	(3,087)
Comprehensive income:
Net income	—	—	43,525	—	43,525
Other comprehensive income:
Net unrealized gain on available-for-sale securities	—	—	—	136,521	136,521
Pension and postretirement benefits	—	—	—	97	97
Total comprehensive income					180,143
Cash dividends on capital stock	—	—	(26,459)	—	(26,459)
BALANCE JUNE 30, 2010	23,074	$2,307,432	$501,137	$102,683	$2,911,252

BALANCE DECEMBER 31, 2010	21,830	$2,183,028	$556,013	$90,531	$2,829,572
Proceeds from issuance of capital stock	2,123	212,319	—	—	212,319
Repurchase/redemption of capital stock	(2,552)	(255,195)	—	—	(255,195)
Net shares reclassified to mandatorily redeemable capital stock	(4)	(411)	—	—	(411)
Comprehensive income:
Net income	—	—	45,148	—	45,148
Other comprehensive income:
Net unrealized gain on available-for-sale securities	—	—	—	2,222	2,222
Pension and postretirement benefits	—	—	—	104	104
Total comprehensive income					47,474
Cash dividends on capital stock	—	—	(32,693)	—	(32,693)
BALANCE JUNE 30, 2011	21,397	$2,139,741	$568,468	$92,857	$2,801,066

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$45,148	$43,525
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	4,869	2,102
Net gain on trading securities	(4,473)	(53,632)
Net loss on consolidated obligations held at fair value	1,361	1,145
Net change in derivatives and hedging activities	102,118	6,930
Net loss on extinguishment of debt	4,602	4,027
Other adjustments	3,155	2,612
Net change in:
Accrued interest receivable	2,103	(3,093)
Other assets	7,074	(5,444)
Accrued interest payable	(7,611)	(1,460)
Other liabilities	(8,487)	1,122
Total adjustments	104,711	(45,691)
Net cash provided by (used in) operating activities	149,859	(2,166)
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(68,925)	(65,743)
Securities purchased under agreements to resell	1,300,000	(250,000)
Federal funds sold	(255,000)	1,053,500
Premises, software, and equipment	(2,241)	(1,257)
Trading securities
Purchases	(56,354)	—
Proceeds from sales and maturities	200,000	2,810,147
Available-for-sale securities
Proceeds from sales and maturities	686,988	1,238,318
Purchases	—	(172,968)
Held-to-maturity securities
Net decrease (increase) in short-term	335,000	(300,000)
Proceeds from maturities	836,631	1,343,392
Purchases	—	(3,904,199)
Advances
Principal collected	20,059,564	17,788,475
Originated	(18,752,141)	(14,330,235)
Mortgage loans held for portfolio
Principal collected	721,149	574,100
Originated or purchased	(553,236)	(405,881)
Proceeds from sales of foreclosed assets	18,580	11,462
Net cash provided by investing activities	4,470,015	5,389,111

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
FINANCING ACTIVITIES
Net change in deposits	(191,713)	107,316
Net payments on derivative contracts with financing elements	(4,913)	(5,582)
Net proceeds from issuance of consolidated obligations
Discount notes	278,968,158	202,001,654
Bonds	14,507,421	21,598,924
Payments for maturing, transferring, and retiring consolidated obligations
Discount notes	(277,573,507)	(207,929,151)
Bonds	(19,685,906)	(21,180,529)
Proceeds from issuance of capital stock	212,319	228,174
Payments for repurchase of mandatorily redeemable capital stock	(670)	(4,806)
Payments for repurchase/redemption of capital stock	(255,195)	(378,074)
Cash dividends paid	(32,693)	(26,459)
Net cash used in financing activities	(4,056,699)	(5,588,533)

Net increase (decrease) in cash and due from banks	563,175	(201,588)
Cash and due from banks at beginning of the period	105,741	298,841
Cash and due from banks at end of the period	$668,916	$97,253

Supplemental Disclosures
Cash paid during the period for:
Interest	$759,108	$931,307
AHP	$6,454	$6,425
REFCORP	$18,967	$17,604
Unpaid principal balance transferred from mortgage loans held for portfolio to real estate owned	$17,839	$12,418

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

Note 1 — Basis of Presentation

The accompanying financial statements of the Bank are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information required by GAAP for full year information and should be read in conjunction with the audited financial statements for the year ended December 31, 2010, which are contained in the Bank's 2010 annual report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2011 (2010 Form 10-K).

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

Note 2 — Recently Adopted and Issued Accounting Guidance

Presentation of Comprehensive Income

On June 16, 2011, the Financial Accounting Standards Board (FASB) issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single financial statement or in two consecutive financial statements. In a single continuous statement, an entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, as well as a total for comprehensive income. In a two-statement approach, an entity is required to present the components of net income and total net income in its statement of net income. The statement of other comprehensive income should follow immediately and include the components of other comprehensive income as well as totals for both other comprehensive income and comprehensive income. This guidance eliminates the option to present other comprehensive income in the statement of changes in stockholders' equity. This guidance is effective for interim and annual periods beginning on January 1, 2012 and should be applied retrospectively for all periods presented. Early adoption is permitted. The Bank plans to elect the two-statement approach noted above beginning on January 1, 2012. The Bank's adoption of this guidance is expected to be limited to the presentation of its annual and interim financial statements and not affect its financial condition, results of operations or cash flows.

Fair Value Measurements and Disclosures

On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The Bank adopted this amended guidance as of January 1, 2010, except for required disclosures about purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurements; the related guidance on these required disclosures was adopted as of January 1, 2011. In the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this amended guidance resulted in increased annual and interim financial statement disclosures, but did not affect the Bank's financial condition, results of operations or cash flows.

On May 12, 2011, the FASB and the International Accounting Standards Board issued substantially converged guidance on fair value measurement and disclosure requirements. This guidance clarifies how fair value accounting should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards; these amendments do not require additional fair value measurements. This guidance generally represents clarifications to the application of existing fair value measurement and disclosure requirements, as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance is effective for interim and annual periods beginning on January 1, 2012 and should be applied prospectively. Early application by public entities is not permitted. The adoption of this guidance may result in increased annual and interim financial statement disclosures, but is not expected to have a material effect on the Bank's financial condition, results of operations or cash flows.

Reconsideration of Effective Control for Repurchase Agreements

On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This guidance amends the existing criteria for determining whether or not a transferor has retained effective control over financial assets transferred under a repurchase agreement. A secured borrowing is recorded when effective control over the transferred financial assets is maintained, while a sale is recorded when effective control over the transferred financial assets has not been maintained. The new guidance removes from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed terms, even in the event of the transferee’s default, and (ii) the collateral maintenance implementation guidance related to that criterion. This guidance is effective for interim and annual periods beginning on January 1, 2012 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Bank's adoption of this guidance is not expected to have a material effect on its financial condition, results of operations, or cash flows.

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring

On January 19, 2011, the FASB issued guidance to defer temporarily the effective date of disclosures about troubled debt restructurings required by the amended guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The effective date for these new disclosures was deferred in order to be coordinated with the effective date of the guidance for determining what constitutes a troubled debt restructuring.

On April 5, 2011, the FASB issued guidance to clarify which debt modifications constitute troubled debt restructurings. The guidance is intended to help creditors determine whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for presenting previously deferred disclosures related to troubled debt restructurings. This guidance is effective for interim and annual periods beginning on July 1, 2011 and applies retrospectively to troubled debt restructurings occurring on or after the beginning of the annual period of adoption. Early adoption is permitted. The Bank's adoption of this guidance is not expected to impact its financial statement disclosures or have a material effect on its financial condition, results of operations, or cash flows.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

On July 21, 2010, the FASB issued amended guidance to enhance disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. The required disclosures as of the end of a reporting period became effective for interim and annual reporting periods as of December 31, 2010. The required disclosures about activity that occurs during a reporting period became effective for interim and annual reporting periods as of January 1, 2011. The adoption of this amended guidance resulted in increased annual and interim financial statement disclosures, but did not affect the Bank's financial condition, results of operations or cash flows.

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

Note 4 — Trading Securities

Major Security Types

Trading securities were as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
TLGP[1]	$1,010,633	$1,213,481
Taxable municipal bonds[2]	267,722	259,061
Government-sponsored enterprise obligations[3]	55,014	—
Total	$1,333,369	$1,472,542

1	Represents corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.
2	Represents investments in U.S. Government subsidized Build America Bonds.
3	Represents Tennessee Valley Authority (TVA) bonds.

At June 30, 2011 and December 31, 2010, 47 and 52 percent of the Bank's trading securities were fixed rate and all of these fixed rate securities were swapped to a variable rate index through the use of an interest rate swap accounted for as an economic derivative.

The following table summarizes the net gains on trading securities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Realized gain on sale of trading securities	$—	$12,039	$—	$23,704
Holding gain on trading securities	7,801	20,394	4,473	29,928
Net gain on trading securities	$7,801	$32,433	$4,473	$53,632

Sales

During the three and six months ended June 30, 2011, the Bank did not sell any trading securities. During the three and six months ended June 30, 2010, the Bank sold trading securities with a par value of $1.8 billion and $2.8 billion and realized net gains of $12.0 million and $23.7 million.

Note 5 — Available-for-Sale Securities

Major Security Types

Available-for-sale (AFS) securities at June 30, 2011 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains[1]	Gross Unrealized Losses[2]	Fair Value
Non-mortgage-backed securities
TLGP[3]	$563,688	$1,583	$—	$565,271
Taxable municipal bonds[4]	173,420	767	2,235	171,952
Other U.S. obligations[5]	171,792	819	491	172,120
Government-sponsored enterprise obligations[6]	487,677	42,642	—	530,319
Total non-mortgage-backed securities	1,396,577	45,811	2,726	1,439,662
Mortgage-backed securities[7]
Government-sponsored enterprises[8]	4,178,483	59,550	2,606	4,235,427
Total	$5,575,060	$105,361	$5,332	$5,675,089

AFS securities at December 31, 2010 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains[1]	Gross Unrealized Losses[2]	Fair Value
Non-mortgage-backed securities
TLGP[3]	$563,688	$2,006	$—	$565,694
Taxable municipal bonds[4]	173,421	277	9,093	164,605
Other U.S. obligations[5]	178,325	323	2,168	176,480
Government-sponsored enterprise obligations[6]	488,853	34,386	—	523,239
Total non-mortgage-backed securities	1,404,287	36,992	11,261	1,430,018
Mortgage-backed securities[7]
Government-sponsored enterprises[8]	4,859,274	70,293	2,682	4,926,885
Total	$6,263,561	$107,285	$13,943	$6,356,903

1	Gross unrealized gains include $12.4 million and $10.1 million of fair value hedging adjustments at June 30, 2011 and December 31, 2010.
2	Gross unrealized losses include $6.8 million and $9.0 million of fair value hedging adjustments at June 30, 2011 and December 31, 2010.
3	Represents corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.
4	Represents investments in U.S. Government subsidized Build America Bonds and State of Iowa IJOBS Program Special Obligations.
5	Represents Export-Import Bank bonds.
6	Represents TVA and Federal Farm Credit Bank (FFCB) bonds.
7	The amortized cost of the Bank's AFS mortgage-backed securities (MBS) includes net discounts $0.9 million and $0.6 million at June 30, 2011 and December 31, 2010.
8	Represents Fannie Mae and Freddie Mac securities.

At June 30, 2011 and December 31, 2010, 24 percent of the Bank's AFS securities were fixed rate and 30 and 28 percent of these fixed rate securities were swapped to a variable rate index.

The following table summarizes the AFS securities with unrealized losses at June 30, 2011. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Taxable municipal bonds	$141,846	$2,235	$—	$—	$141,846	$2,235
Other U.S. obligations	95,868	491	—	—	95,868	491
Total non-mortgage-backed securities	237,714	2,726	—	—	237,714	2,726
Mortgage-backed securities
Government-sponsored enterprises	152,949	99	435,154	2,507	588,103	2,606
Total	$390,663	$2,825	$435,154	$2,507	$825,817	$5,332

The following table summarizes the AFS securities with unrealized losses at December 31, 2010. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Taxable municipal bonds	$149,328	$9,093	$—	$—	$149,328	$9,093
Other U.S. obligations	146,090	2,168	—	—	146,090	2,168
Total non-mortgage-backed securities	295,418	11,261	—	—	295,418	11,261
Mortgage-backed securities
Government-sponsored enterprises	—	—	505,769	2,682	505,769	2,682
Total	$295,418	$11,261	$505,769	$2,682	$801,187	$13,943

Redemption Terms

The following table summarizes the amortized cost and fair value of AFS securities categorized by contractual maturity (dollars in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2011		December 31, 2010
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$563,688	$565,271	$—	$—
Due after one year through five years	76,893	83,118	640,825	648,106
Due after five years through ten years	391,670	425,725	390,812	417,558
Due after ten years	364,326	365,548	372,650	364,354
Total non-mortgage-backed securities	1,396,577	1,439,662	1,404,287	1,430,018
Mortgage-backed securities	4,178,483	4,235,427	4,859,274	4,926,885
Total	$5,575,060	$5,675,089	$6,263,561	$6,356,903

Prepayment Fees

During the three months ended June 30, 2011, the Bank did not receive any prepayment fees on AFS securities. During the six months ended June 30, 2011, an AFS MBS with an outstanding par value of $119.0 million was prepaid and the Bank received a $14.6 million prepayment fee. The prepayment fee was recorded as interest income on AFS securities in the Statement of Income. During the three and six months ended June 30, 2010, the Bank did not receive any prepayment fees on AFS securities.

Sales

During the three and six months ended June 30, 2011, the Bank did not sell any AFS securities. During the three and six months ended June 30, 2010, the Bank sold an AFS security at par of $91.0 million and therefore recognized no gain or loss on the sale.

Note 6 — Held-to-Maturity Securities

Major Security Types

Held-to-maturity (HTM) securities at June 30, 2011 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Government-sponsored enterprise obligations[1]	$310,812	$24,785	$—	$335,597
State or local housing agency obligations[2]	97,675	2,701	—	100,376
TLGP[3]	1,250	18	—	1,268
Other[4]	2,411	—	—	2,411
Total non-mortgage-backed securities	412,148	27,504	—	439,652
Mortgage-backed securities[5]
Government-sponsored enterprises[6]	5,557,725	164,391	2,159	5,719,957
Other U.S. obligations[7]	30,626	98	2	30,722
Private-label[8]	54,463	229	3,917	50,775
Total mortgage-backed securities	5,642,814	164,718	6,078	5,801,454
Total	$6,054,962	$192,222	$6,078	$6,241,106

HTM securities at December 31, 2010 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Negotiable certificates of deposit	$335,000	$—	$34	$334,966
Government-sponsored enterprise obligations[1]	311,547	26,642	—	338,189
State or local housing agency obligations[2]	107,242	1,495	1,321	107,416
TLGP[3]	1,250	32	—	1,282
Other[4]	3,705	—	—	3,705
Total non-mortgage-backed securities	758,744	28,169	1,355	785,558
Mortgage-backed securities[5]
Government-sponsored enterprises[6]	6,374,093	148,914	2,056	6,520,951
Other U.S. obligations[7]	34,387	149	1	34,535
Private-label[8]	58,892	—	4,596	54,296
Total mortgage-backed securities	6,467,372	149,063	6,653	6,609,782
Total	$7,226,116	$177,232	$8,008	$7,395,340

1	Represents TVA and FFCB bonds.
2	Represents Housing Finance Authority (HFA) bonds that were purchased by the Bank from housing associates in the Bank's district.
3	Represents corporate debentures issued by the Bank's members that are backed by the full faith and credit of the U.S. Government.
4	Represents an investment in a Small Business Investment Company.
5	The amortized cost of the Bank's HTM MBS includes net discounts of $6.0 million and $7.9 million at June 30, 2011 and December 31, 2010.
6	Represents Fannie Mae and Freddie Mac securities.
7
Represents Government National Mortgage Association (Ginnie Mae) securities and Small Business Administration (SBA) Pool Certificates. SBA Pool Certificates represent undivided interests in pools of the guaranteed portions of SBA loans. The SBA's guarantee of the Pool Certificates is backed by the full faith and credit of the U.S. Government.

8	Includes $22.8 million and $25.8 million of Mortgage Partnership Finance shared funding certificates at June 30, 2011 and December 31, 2010.

The following table summarizes the HTM securities with unrealized losses at June 30, 2011. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
Government-sponsored enterprises	$1,292	$—	$361,002	$2,159	$362,294	$2,159
Other U.S. obligations	—	—	663	2	663	2
Private-label	—	—	29,304	3,917	29,304	3,917
Total mortgage-backed securities	$1,292	$—	$390,969	$6,078	$392,261	$6,078

The following table summarizes the HTM securities with unrealized losses at December 31, 2010. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Negotiable certificates of deposit	$334,966	$34	$—	$—	$334,966	$34
State or local housing agency obligations	62,549	1,321	—	—	62,549	1,321
Total non-mortgage-backed securities	397,515	1,355	—	—	397,515	1,355
Mortgage-backed securities
Government-sponsored enterprises	217	—	403,347	2,056	403,564	2,056
Other U.S. obligations	322	—	799	1	1,121	1
Private-label	24,039	53	30,257	4,543	54,296	4,596
Total mortgage-backed securities	24,578	53	434,403	6,600	458,981	6,653
Total	$422,093	$1,408	$434,403	$6,600	$856,496	$8,008

Redemption Terms

The following table summarizes the amortized cost and fair value of HTM securities by contractual maturity (dollars in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2011		December 31, 2010
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,250	$1,268	$335,000	$334,966
Due after one year through five years	2,411	2,411	1,250	1,282
Due after five years through ten years	—	—	1,920	1,923
Due after ten years	408,487	435,973	420,574	447,387
Total non-mortgage-backed securities	412,148	439,652	758,744	785,558
Mortgage-backed securities	5,642,814	5,801,454	6,467,372	6,609,782
Total	$6,054,962	$6,241,106	$7,226,116	$7,395,340

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

Utilizing this methodology, the Bank is responsible for making its own determination of impairment, which includes determining the reasonableness of assumptions, inputs, and methodologies used. At June 30, 2011, the Bank obtained cash flow analyses from its designated FHLBanks for all of its private-label MBS. The cash flow analyses use two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank's housing price forecast as of June 30, 2011 assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that are believed to have reached their trough) to 8 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the 3- to 9-month period beginning April 1, 2011 followed in each case by a 3-month period of flat prices. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 to 2.8 percent in the first year, 0 to 3 percent in the second year, 1.5 to 4 percent in the third year, 2 to 5 percent in the fourth year, 2 to 6 percent in each of the fifth and sixth years, and 2.3 to 5.6 percent in each subsequent year.

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

The Bank compares the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss exists. At June 30, 2011, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost bases. As a result, the Bank did not consider any of these securities to be other-than-temporarily impaired at June 30, 2011 and December 31, 2010.

All Other Investment Securities

The remainder of the Bank's AFS and HTM securities in an unrealized loss position have experienced losses due to interest rate volatility and credit deterioration in the U.S. markets. However, the declines are considered temporary as the Bank expects to recover the amortized cost bases on its remaining AFS and HTM securities in unrealized loss positions and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases.

In addition, the Bank determined the following for its other investment securities:

•
Other U.S. obligations and government-sponsored enterprise (GSE) securities. The strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations.

•	Taxable municipal bonds and state or local housing agency obligations. The creditworthiness of the issuers was sufficient to protect the Bank from losses based on current expectations.

As a result, the Bank did not consider any of its other investment securities to be other-than-temporarily impaired at June 30, 2011 and December 31, 2010.

Note 8 — Advances

Redemption Terms

The following table summarizes the Bank's advances outstanding by year of contractual maturity (dollars in thousands):

	June 30, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
Overdrawn demand deposit accounts	$16	3.30	$208	3.29
Due in one year or less	6,029,565	1.50	6,782,825	1.76
Due after one year through two years	5,433,414	1.88	3,923,100	2.20
Due after two years through three years	3,763,053	1.57	5,647,503	1.75
Due after three years through four years	879,457	3.14	908,824	2.81
Due after four years through five years	2,129,342	2.31	1,640,803	2.23
Thereafter	8,960,171	2.83	9,599,178	2.96
Total par value	27,195,018	2.14	28,502,441	2.29
Premiums	205		237
Discounts	(1)		(2)
Fair value hedging adjustments
Cumulative fair value gain on existing hedges	670,507		663,079
Basis adjustments from terminated hedges	73,569		86,774
Total	$27,939,298		$29,252,529

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment fees (callable advances). At June 30, 2011 and December 31, 2010, the Bank had callable advances outstanding totaling $5.8 billion and $5.9 billion. The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At June 30, 2011 and December 31, 2010, the Bank had putable advances outstanding totaling $4.0 billion and $4.8 billion.

Interest Rate Payment Terms

The following table summarizes the Bank's advances by interest rate payment type (dollars in thousands):

	June 30, 2011	December 31, 2010
Fixed rate	$18,733,517	$19,932,279
Variable rate	8,461,501	8,570,162
Total par value	$27,195,018	$28,502,441

At June 30, 2011 and December 31, 2010, 63 and 59 percent of the Bank's fixed rate advances were swapped to a variable rate index and 2 percent of the Bank's variable rate advances were swapped to another variable rate index at each period end.

Prepayment Fees

The Bank charges a prepayment fee for advances that terminate prior to their stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank economically indifferent to the prepayment of the advance. These prepayment fees are presented net of fair value hedging adjustments and deferrals on advance modifications in the Statement of Income as "Prepayment fees on advances, net." The following table summarizes the Bank's prepayment fees on advances, net (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross prepayment fees	$4,640	$18,717	$12,605	$20,518
Fair value hedging adjustments	(1,001)	(1,511)	(5,982)	(1,677)
Deferrals on advance modifications	128	37	284	73
Prepayment fees on advances, net	$3,767	$17,243	$6,907	$18,914

For additional information related to the Bank's credit risk and security terms on advances, refer to "Note 10 — Allowance for Credit Losses."

Note 9 — Mortgage Loans Held for Portfolio

The Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) involves investment by the Bank in mortgage loans held for portfolio that are either purchased from participating financial institutions (PFIs) or funded by the Bank through PFIs. MPF loans may also be acquired through participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank's PFIs originate, service, and credit enhance mortgage loans that are sold to the Bank. PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the PFI to a designated mortgage service provider.

Mortgage loans with a contractual maturity of 15 years or less are classified as medium-term, and all other mortgage loans are classified as long-term. The following table presents information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	June 30, 2011	December 31, 2010
Real Estate:
Fixed rate, medium-term single family mortgages	$1,830,312	$1,874,606
Fixed rate, long-term single family mortgages	5,377,281	5,528,714
Total unpaid principal balance	7,207,593	7,403,320
Premiums	64,005	63,975
Discounts	(35,549)	(40,474)
Basis adjustments from mortgage loan commitments	8,410	7,625
Allowance for credit losses	(19,000)	(13,000)
Total mortgage loans held for portfolio, net	$7,225,459	$7,421,446

The following table details the unpaid principal balance of the Bank's mortgage loans held for portfolio (dollars in thousands):

	June 30, 2011	December 31, 2010
Conventional loans	$6,822,636	$7,033,089
Government-insured loans	384,957	370,231
Total unpaid principal balance	$7,207,593	$7,403,320

For additional information related to the Bank's credit risk on mortgage loans held for portfolio, refer to "Note 10 — Allowance for Credit Losses."

Note 10 — Allowance for Credit Losses

The Bank has an allowance methodology for each of its portfolio segments of financing receivables: advances, letters of credit, and other extensions of credit to borrowers (collectively, credit products), government-insured mortgage loans held for portfolio, conventional mortgage loans held for portfolio, and term Federal funds sold.

Credit Products

The Bank manages its credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the Bank lends to its borrowers in accordance with the FHLBank Act, Finance Agency regulations, and other applicable laws.

The FHLBank Act requires the Bank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. Eligible collateral includes (i) whole first mortgages on improved residential property or securities representing a whole interest in such mortgages, (ii) securities issued, insured, or guaranteed by the U.S. Government or any of the government-sponsored housing enterprises, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, (iii) cash deposited with the Bank, (iv) Federal Family Education Loan Program guaranteed student loans, and (v) other real estate-related collateral acceptable to the Bank provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. Community financial institutions may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act requires the Bank to have a lien on each borrower's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures. Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest.

The Bank's hierarchy of pledging assets as collateral is to have the borrower execute a blanket lien, specifically assign the collateral, or place physical possession of the collateral with the Bank or its safekeeping agent. The Bank perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the Bank by a borrower priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and amount of collateral to be the primary tool for managing its credit exposure to credit products. At June 30, 2011 and December 31, 2010, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

The Bank periodically evaluates and may make changes to its collateral guidelines. At June 30, 2011 and December 31, 2010, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, there have been no troubled debt restructurings related to credit products at the Bank during the six months ended June 30, 2011 and 2010.

Based upon the Bank's collateral/lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on its credit products as of June 30, 2011 and December 31, 2010. Accordingly, the Bank has not recorded any allowance for credit losses.

At June 30, 2011 and December 31, 2010, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information on the Bank's off-balance sheet credit exposure, see "Note 15 — Commitments and Contingencies."

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans secured by one-to-four family residential properties. Government-insured mortgage loans are insured by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government mortgage loans. Any losses incurred on such mortgage loans that are not recovered from the issuer or guarantor are absorbed by the servicers. As a result, the Bank did not establish an allowance for credit losses for government-insured mortgage loans at June 30, 2011 and December 31, 2010. Furthermore, due to the government guarantee or insurance, these mortgage loans are not placed on non-accrual status.

Conventional Mortgage Loans

The Bank's management of credit risk in the MPF Program involves several layers of loss protection that are defined in agreements among the Bank and its participating PFIs. For the Bank's conventional MPF loans, the availability of loss protection may differ slightly among MPF products. The Bank's loss protection consists of the following loss layers, in order of priority:

•	Homeowner Equity.

•	Primary Mortgage Insurance (PMI). PMI is on all loans with homeowner equity of less than 20 percent of the original purchase price or appraised value.

•
First Loss Account. The first loss account (FLA) is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. If the Bank experiences losses in a master commitment, these losses will either be (i) recovered through the recapture of performance-based credit enhancement fees from the PFI or (ii) absorbed by the Bank. The first loss account balance for all master commitments was $122.7 million and $124.8 million at June 30, 2011 and December 31, 2010.

•
Credit Enhancement Obligation of PFI. PFIs have a credit enhancement obligation to absorb losses in excess of the FLA in order to limit the Bank's loss exposure to that of an investor in an MBS that is rated the equivalent of AA by a nationally recognized statistical rating organization. PFIs are required to either collateralize their credit enhancement obligation with the Bank or purchase supplemental mortgage insurance (SMI) from mortgage insurers.

The Bank utilizes an allowance for credit losses to reserve for estimated losses after considering the recapture of performance based credit enhancement fees from the PFI. Credit enhancement fees available to recapture losses consist of accrued credit enhancement fees to be paid to the PFIs and projected credit enhancement fees to be paid to the PFIs over the next twelve months less any losses incurred or expected to be incurred. These estimated credit enhancement fees are calculated at a master commitment level and are only available to the specified master commitment. The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. Credit enhancement fees paid (including performance based credit enhancement fees available to recapture under specified master commitments) totaled $5.2 million and $6.0 million during the six months ended June 30, 2011 and 2010.

Specifically Identified Conventional Mortgage Loans. The Bank does not currently evaluate any individual conventional mortgage loans for impairment. Therefore, there is no allowance for credit losses on specifically identified conventional mortgage loans at June 30, 2011 and December 31, 2010.

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

Rollforward of the Allowance for Credit Losses on Conventional Mortgage Loans. The following table presents a rollforward of the allowance for credit losses on the Bank's conventional mortgage loans, all of which are collectively evaluated for impairment, as well as the recorded investment in conventional mortgage loans (dollars in thousands):

	June 30, 2011	December 31, 2010
Balance, beginning of period	$13,000	$1,887
Charge-offs	(1,187)	(1,005)
Provision for credit losses	7,187	12,118
Balance, end of period	$19,000	$13,000

Recorded investment of mortgage loans collectively evaluated for impairment[1]	$6,822,636	$7,033,089

1	Recorded investment approximates the unpaid principal balance of mortgage loans.

During the six months ended June 30, 2011, the Bank recorded a provision for credit losses of $7.2 million, bringing its allowance for credit losses to $19.0 million at June 30, 2011. The provision recorded was driven by an increase in estimated losses resulting from increased actual loss severities, management's expectation that loans migrating to REO and loss severities will likely increase in the future, certain refinements made to the Bank's allowance for credit losses model during the first quarter of 2011, and decreased availability of credit enhancement fees. Estimated available credit enhancement fees decreased to $3.0 million at June 30, 2011 from $3.7 million at December 31, 2010 primarily due to an increase in charge-off activity.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollar amounts in thousands):

	June 30, 2011
	Conventional	Government Insured	Total
Past due 30 - 59 days	$76,299	$15,214	$91,513
Past due 60 - 89 days	28,497	3,527	32,024
Past due 90 days or more	99,381	4,710	104,091
Total past due loans	204,177	23,451	227,628
Total current loans	6,618,459	361,506	6,979,965
Total recorded investment of mortgage loans[1]	6,822,636	384,957	$7,207,593

In process of foreclosure (included above)[2]	$73,358	$650	$74,008

Serious delinquency rate[3]	1.5%	1.2%	1.5%

Past due 90 days or more and still accruing interest[4]	$—	$4,710	$4,710

Non-accrual mortgage loans[5]	$99,381	$—	$99,381

	December 31, 2010
	Conventional	Government Insured	Total
Past due 30 - 59 days	$86,679	$17,235	$103,914
Past due 60 - 89 days	33,063	5,288	38,351
Past due 90 days or more	111,064	4,675	115,739
Total past due loans	230,806	27,198	258,004
Total current loans	6,802,283	343,033	7,145,316
Total recorded investment of mortgage loans[1]	$7,033,089	$370,231	$7,403,320

In process of foreclosure (included above)[2]	$78,981	$258	$79,239

Serious delinquency rate[3]	1.6%	1.3%	1.6%

Past due 90 days or more and still accruing interest[4]	$—	$4,675	$4,675

Non-accrual mortgage loans[5]	$111,064	$—	$111,064

1	Recorded investment approximates the unpaid principal balance of mortgage loans.
2
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans depending on their payment status.

3	Represents mortgage loans that are 90 days or more delinquent expressed as a percentage of the total recorded investment.
4	Represents government-insured mortgage loans that are 90 days or more delinquent.
5	Represents conventional mortgage loans that are 90 days or more delinquent.

Real Estate Owned. At June 30, 2011 and December 31, 2010, the Bank had $20.0 million and $19.1 million of REO recorded as a component of "Other assets" in the Statement of Condition.

Term Federal Funds Sold

The Bank invests in term Federal funds sold with highly rated counterparties. These investments are generally short-term (less than three months to maturity) and their carrying value approximates fair value. If the investments are not paid when due, the Bank will evaluate these investments for purposes of an allowance for credit losses. As of June 30, 2011 and December 31, 2010, all investments in term Federal funds sold were repaid according to their contractual terms.

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

Derivative financial instruments are used by the Bank when they are considered to be a cost-effective alternative to achieve the Bank's financial and risk management objectives. The Bank evaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new strategies.

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

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative contracts. The degree of counterparty credit risk depends on the extent to which collateral agreements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policies and Finance Agency regulations. The Bank requires collateral agreements on all derivative contracts that establish collateral delivery thresholds. Based on credit analyses and collateral requirements, the Bank does not anticipate any credit losses on its derivatives at June 30, 2011. See "Note 14 — Fair Value" for a discussion on the Bank's fair value methodology for derivatives.

The following table presents the Bank's credit risk exposure to derivative instruments (dollars in thousands):

	June 30, 2011	December 31, 2010
Credit risk exposure[1]	$12,909	$20,230
Less: Cash collateral held and related accrued interest	(12,333)	(8,303)
Exposure net of cash collateral	$576	$11,927

1	Includes net accrued interest receivable of $2.9 million and $7.8 million at June 30, 2011 and December 31, 2010.

Some of the Bank's derivative contracts contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by a major credit rating agency, the Bank may be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at June 30, 2011 was $544.0 million, for which the Bank has posted cash collateral (including accrued interest) of $182.6 million in the normal course of business. If the Bank's credit rating were lowered from its current rating to the next lower rating, the Bank would be required to deliver up to an additional $281.1 million of collateral to its derivative counterparties at June 30, 2011. The Bank's credit rating did not change during the six months ended June 30, 2011.

Financial Statement Effect and Additional Financial Information

The following tables summarizes the Bank's fair value of derivative instruments (dollars in thousands). For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

	June 30, 2011
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$33,671,395	$184,723	$768,045
Derivatives not designated as hedging instruments
Interest rate swaps	2,414,969	11,759	18,573
Interest rate caps	3,450,000	58,420
Forward settlement agreements (TBAs)	104,500	535	42
Mortgage delivery commitments	105,343	83	508
Total derivatives not designated as hedging instruments	6,074,812	70,797	19,123
Total derivatives before netting and collateral adjustments	$39,746,207	255,520	787,168
Netting adjustments		(242,611)	(242,611)
Cash collateral and related accrued interest		(12,333)	(178,946)
Total netting adjustments and cash collateral[1]		(254,944)	(421,557)
Derivative assets and liabilities		$576	$365,611

	December 31, 2010
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$29,679,817	$333,057	$798,000
Derivatives not designated as hedging instruments
Interest rate swaps	4,293,985	10,888	19,454
Interest rate caps and floors	6,950,000	103,330	—
Forward settlement agreements (TBAs)	95,500	512	263
Mortgage delivery commitments	96,104	210	714
Total derivatives not designated as hedging instruments	11,435,589	114,940	20,431
Total derivatives before netting and collateral adjustments	$41,115,406	447,997	818,431
Netting adjustments		(427,767)	(427,767)
Cash collateral and related accrued interest		(8,303)	(112,217)
Total netting adjustments and cash collateral[1]		(436,070)	(539,984)
Derivative assets and liabilities		$11,927	$278,447

1
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

The following table summarizes the components of “Net loss on derivatives and hedging activities” as presented in the Statement of Income (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Derivatives and hedged items in fair value hedging relationships
Interest rate swaps	$3,979	$3,252	$7,614	$3,306
Derivatives not designated as hedging instruments
Interest rate swaps	(4,640)	(44,158)	(2,127)	(55,134)
Interest rate caps and floors	(17,495)	(24,705)	(24,600)	(40,410)
Forward settlement agreements (TBAs)	(2,389)	(4,958)	(2,508)	(5,111)
Mortgage delivery commitments	2,129	4,316	2,112	4,421
Net interest settlements	2,343	1,477	5,420	3,698
Total net loss related to derivatives not designated as hedging instruments	(20,052)	(68,028)	(21,703)	(92,536)
Net loss on derivatives and hedging activities	$(16,073)	$(64,776)	$(14,089)	$(89,230)

The following tables summarize, by type of hedged item, the (loss) gain on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income (dollars in thousands):

	Three Months Ended June 30, 2011
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Advances	$(107,936)	$109,932	$1,996	$(80,895)
Available-for-sale investments	(9,519)	9,293	(226)	(2,903)
Bonds	80,808	(78,599)	2,209	70,790
Total	$(36,647)	$40,626	$3,979	$(13,008)

	Three Months Ended June 30, 2010
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Advances	$(201,954)	$202,247	$293	$(101,430)
Available-for-sale investments	(10,472)	10,202	(270)	(1,657)
Bonds	149,164	(145,935)	3,229	88,460
Total	$(63,262)	$66,514	$3,252	$(14,627)

	Six Months Ended June 30, 2011
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Advances	$(7,158)	$11,341	$4,183	$(162,972)
Available-for-sale investments	(4,228)	4,465	237	(5,811)
Bonds	(27,214)	30,408	3,194	141,087
Total	$(38,600)	$46,214	$7,614	$(27,696)

	Six Months Ended June 30, 2010
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Advances	$(249,204)	$250,337	$1,133	$(208,724)
Available-for-sale investments	(13,992)	13,838	(154)	(3,359)
Bonds	169,938	(167,611)	2,327	174,256
Total	$(93,258)	$96,564	$3,306	$(37,827)

1	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Note 12 — Consolidated Obligations

Consolidated obligations are the joint and several obligations of the FHLBanks and consist of bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. Bonds are typically issued to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Discount notes are typically issued to raise short-term funds of one year or less. Discount notes sell at less than their face amount and are redeemed at par value when they mature. The par amounts of the outstanding consolidated obligations of the 12 FHLBanks were approximately $727.4 billion and $796.3 billion at June 30, 2011 and December 31, 2010.

BONDS

The following table summarizes the Bank's bonds outstanding by year of contractual maturity (dollars in thousands):

	June 30, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
Due in one year or less	$9,713,550	1.63	$15,114,400	1.54
Due after one year through two years	6,358,890	2.04	6,549,650	2.20
Due after two years through three years	7,253,060	1.67	6,677,020	2.03
Due after three years through four years	3,416,130	2.35	2,956,105	2.16
Due after four years through five years	4,062,110	3.00	4,100,840	3.13
Thereafter	6,375,625	4.19	6,755,180	4.40
Index amortizing notes	1,256,384	5.12	1,456,014	5.12
Total par value	38,435,749	2.45	43,609,209	2.47
Premiums	35,995		40,003
Discounts	(26,038)		(29,963)
Fair value hedging adjustments
Cumulative fair value loss on existing hedges	90,507		181,436
Basis adjustments from terminated and ineffective hedges	31,185		(11,967)
Fair value option adjustments
Cumulative fair value loss (gain)	49		(1,264)
Accrued interest payable	412		3,114
Total	$38,567,859		$43,790,568

The following table summarizes the Bank's bonds outstanding by features (dollars in thousands):

	June 30, 2011	December 31, 2010
Noncallable or nonputable	$25,490,749	$26,929,209
Callable	12,945,000	16,680,000
Total par value	$38,435,749	$43,609,209

Interest Rate Payment Terms

The following table summarizes the Bank's bonds by interest rate payment type (dollars in thousands):

	June 30, 2011	December 31, 2010
Fixed rate	$32,650,749	$39,309,209
Simple variable rate	1,300,000	1,750,000
Step-up	4,485,000	2,550,000
Total par value	$38,435,749	$43,609,209

At June 30, 2011 and December 31, 2010, 61 and 51 percent of the Bank's fixed rate and step-up bonds were swapped to a variable rate index.

Extinguishment of Debt

During the three months ended June 30, 2011 and 2010, the Bank did not extinguish any debt. During the six months ended June 30, 2011 and 2010, the Bank extinguished bonds with a total par value of $33.0 million and $38.4 million and recognized net losses of $4.6 million and $4.0 million in other (loss) income.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in thousands):

	June 30, 2011		December 31, 2010
	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
Par value	$8,602,982	0.06	$7,208,748	0.12
Discounts	(911)		(472)
Fair value option adjustment	48		—
Total	$8,602,119		$7,208,276

At June 30, 2011, 5 percent of the Bank's discount notes were swapped to a variable rate index through the use of an interest rate swap accounted for as an economic derivative. At December 31, 2010, none of the Bank's discount notes were swapped to a variable rate index.

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

•
Total regulatory capital. The Bank is required to maintain a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At June 30, 2011 and December 31, 2010, the Bank did not have any nonpermanent capital.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions it deems necessary to restore the Bank's capital levels and return it to safe and sound business operations.

The following table shows the Bank's compliance with the Finance Agency's three regulatory capital requirements (dollars in thousands):

	June 30, 2011		December 31, 2010
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk based capital	$730,803	$2,714,785	$716,508	$2,745,876
Total capital-to-asset ratio	4.00%	5.26%	4.00%	4.94%
Total regulatory capital	$2,062,981	$2,714,785	$2,222,755	$2,745,876
Leverage ratio	5.00%	7.90%	5.00%	7.41%
Leverage capital	$2,578,726	$4,072,178	$2,778,444	$4,118,814

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

Excess Capital Stock

Capital stock owned by members in excess of their minimum investment requirements is known as excess capital stock. The Bank had excess capital stock (including excess mandatorily redeemable capital stock) of $57.9 million and $57.7 million at June 30, 2011 and December 31, 2010.

Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. In addition, the Bank may repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan or (ii) a member submits a notice to redeem all or a portion of excess activity-based capital stock.

Mandatorily Redeemable Capital Stock

The following table summarizes the Bank's mandatorily redeemable capital stock activity (dollars in thousands):

	June 30, 2011	December 31, 2010
Balance, beginning of year	$6,835	$8,346
Mandatorily redeemable capital stock issued	5	4
Capital stock subject to mandatory redemption reclassified from capital stock	411	21,394
Redemption of mandatorily redeemable capital stock	(675)	(22,909)
Balance, end of period	$6,576	$6,835

Joint Capital Enhancement Agreement

Effective February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement). The intent of the JCE Agreement is to allocate that portion of the Bank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account.

Because the Bank had been required to contribute 20 percent of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation was satisfied, the JCE Agreement provides that, upon full satisfaction of the REFCORP obligation, the Bank will contribute 20 percent of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends.

The Bank subsequently amended its Capital Plan to implement the provisions of the JCE Agreement, and the Finance Agency approved the Capital Plan amendments on August 5, 2011.

On August 5, 2011, the Finance Agency certified that the Bank had fully satisfied its REFCORP obligation. In accordance with the JCE Agreement, starting in the third quarter of 2011, the Bank is required to allocate 20 percent of its net income to a separate restricted retained earnings account.

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

FAIR VALUE SUMMARY TABLE

	June 30, 2011		December 31, 2010
Financial Instruments	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and due from banks	$668,916	$668,916	$105,741	$105,741
Interest-bearing deposits	7,644	7,608	8,919	8,836
Securities purchased under agreements to resell	250,000	250,000	1,550,000	1,550,000
Federal funds sold	2,280,000	2,280,000	2,025,000	2,025,000
Trading securities	1,333,369	1,333,369	1,472,542	1,472,542
Available-for-sale securities	5,675,089	5,675,089	6,356,903	6,356,903
Held-to-maturity securities	6,054,962	6,241,106	7,226,116	7,395,340
Advances	27,939,298	28,091,771	29,252,529	29,416,310
Mortgage loans held for portfolio, net	7,225,459	7,607,167	7,421,446	7,778,889
Accrued interest receivable	77,128	77,128	79,314	79,314
Derivative assets	576	576	11,927	11,927
Liabilities
Deposits	(981,440)	(981,322)	(1,180,653)	(1,180,386)
Consolidated obligations
Discount notes[1]	(8,602,119)	(8,602,056)	(7,208,276)	(7,208,222)
Bonds[2]	(38,567,859)	(39,721,159)	(43,790,568)	(44,830,142)
Total consolidated obligations	(47,169,978)	(48,323,215)	(50,998,844)	(52,038,364)
Mandatorily redeemable capital stock	(6,576)	(6,576)	(6,835)	(6,835)
Accrued interest payable	(170,997)	(170,997)	(187,091)	(187,091)
Derivative liabilities	(365,611)	(365,611)	(278,447)	(278,447)
Other
Commitments to extend credit for mortgage loans	—	—	(65)	(66)
Standby letters of credit	(1,339)	(1,339)	(1,867)	(1,867)
Standby bond purchase agreements	—	4,425	—	5,130

1	Includes $0.4 billion at fair value under the fair value option at June 30, 2011.
2	Includes $0.1 billion and $2.8 billion at fair value under the fair value option at June 30, 2011 and December 31, 2010.

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

Investment Securities. The Bank's valuation technique incorporates prices from up to four designated third-party pricing vendors, when available. These pricing vendors use methods that generally employ market indicators, including but not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The Bank establishes a price for each of its investment securities using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Prices that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including, but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. The relative proximity of the prices received supports the Bank's conclusion that the final computed prices are reasonable estimates of fair value. At June 30, 2011, substantially all of the Bank's investment securities were priced using this valuation technique. In limited instances, when no prices are available from the four designated pricing services, the Bank obtains prices from dealers.

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

Derivative Assets and Liabilities. The fair value of derivatives is generally estimated using standard valuation techniques such as discounted cash flow analyses and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, volatility of interest rates, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates. The Bank is subject to credit risk in derivatives transactions due to the potential nonperformance of its derivatives counterparties, which are generally highly rated institutions. To mitigate this risk, the Bank has entered into master netting agreements for derivatives with its counterparties. In addition, the Bank has entered into bilateral security agreements with all of its active derivatives counterparties that provide for the delivery of collateral at specified levels tied to those counterparties' credit ratings to limit its net unsecured credit exposure to those counterparties. The Bank has evaluated the potential for the fair value of the derivatives to be affected by counterparty and its own credit risk and has determined that no credit adjustments were necessary to the overall fair value measurements.

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

Outlined below is the application of the fair value hierarchy to the Bank's assets and liabilities that are carried at fair value in the Statement of Condition on a recurring or non-recurring basis.

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

Level 3. Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity's own assumptions. The Bank carries certain REO at Level 3 fair value on a non-recurring basis.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. On a quarterly basis, the Bank reviews the fair value hierarchy classifications. Changes in the observability of the valuation attributes may result in a reclassification to the hierarchy level for certain assets or liabilities. At June 30, 2011, the Bank had made no reclassifications to its fair value hierarchy.

Fair Value on a Recurring Basis

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statement of Condition at June 30, 2011 (dollars in thousands):

	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
TLGP	$—	$1,010,633	$—	$—	$1,010,633
Taxable municipal bonds	—	267,722	—	—	267,722
Government-sponsored enterprise obligations	—	55,014	—	—	55,014
Available-for-sale securities
TLGP	—	565,271	—	—	565,271
Taxable municipal bonds	—	171,952	—	—	171,952
Other U.S. obligations	—	172,120	—	—	172,120
Government-sponsored enterprise obligations	—	530,319	—	—	530,319
Government-sponsored enterprise MBS	—	4,235,427	—	—	4,235,427
Derivative assets
Interest rate related	—	254,902	—	(254,944)	(42)
Forward settlement agreements (TBAs)	535	—	—	—	535
Mortgage delivery commitments	—	83	—	—	83
Total assets at fair value	$535	$7,263,443	$—	$(254,944)	$7,009,034
Liabilities
Discount notes[2]	—	(416,794)	—	—	(416,794)
Bonds[3]	—	(60,461)	—	—	(60,461)
Derivative liabilities
Interest rate related	—	(786,618)	—	421,557	(365,061)
Forward settlement agreements (TBAs)	(42)	—	—	—	(42)
Mortgage delivery commitments	—	(508)	—	—	(508)
Total liabilities at fair value	$(42)	$(1,264,381)	$—	$421,557	$(842,866)

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

Fair Value on a Non-Recurring Basis

The Bank measures certain REO at Level 3 fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. Fair value adjustments on REO are recorded as either a component of "Other, net” in the Statement of Income or “other assets” in the Statement of Condition if there are available credit enhancement fees to recapture the estimated losses. At June 30, 2011, the fair value of REO recorded on a non-recurring basis was $0.3 million. At December 31, 2010, the fair value of REO recorded on a non-recurring basis was $0.1 million.

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

During the three and six months ended June 30, 2011 and 2010, the Bank elected to record certain bonds that did not qualify for hedge accounting at fair value under the fair value option. In addition, during the three and six months ended June 30, 2011, the Bank elected to record certain discount notes that did not qualify for hedge accounting at fair value under the fair value option. In most instances, the Bank executed interest rate swaps accounted for as economic derivatives in order to achieve some offset to the mark-to-market on the fair value option consolidated obligations.

The following tables summarize the activity related to consolidated obligations in which the fair value option has been elected (dollars in thousands):

	Three Months Ended June 30,
	2011		2010
	Bonds	Discount Notes	Bonds	Discount Notes
Balance, beginning of period	$2,607,685	$242,604	$5,929,946	$—
New consolidated obligations elected for fair value option	15,000	173,804	1,050,000	—
Maturities and terminations	(2,560,000)	—	(2,805,000)	—
Net loss on consolidated obligations held at fair value	149	215	7,240	—
Change in accrued interest/unaccreted balance	(2,373)	171	(271)	—
Balance, end of period	$60,461	$416,794	$4,181,915	$—

	Six Months Ended June 30,
	2011		2010
	Bonds	Discount Notes	Bonds	Discount Notes
Balance, beginning of period	$2,816,850	$—	$5,997,867	$—
New consolidated obligations elected for fair value option	15,000	416,529	3,300,000	—
Maturities and terminations	(2,770,000)	—	(5,120,000)	—
Net loss on consolidated obligations held at fair value	1,313	48	1,145	—
Change in accrued interest/unaccreted balance	(2,702)	217	2,903	—
Balance, end of period	$60,461	$416,794	$4,181,915	$—

The following tables summarize the changes in fair value included in the Statement of Income for consolidated obligations in which the fair value option has been elected (dollars in thousands):

	Three Months Ended June 30,
	2011		2010
	Bonds	Discount Notes	Bonds	Discount Notes
Interest expense[1]	$5,694	$(171)	$(9,289)	$—
Net loss on consolidated obligation held at fair value	(149)	(215)	(7,240)	—
Total change in fair value	$5,545	$(386)	$(16,529)	$—

	Six Months Ended June 30,
	2011		2010
	Bonds	Discount Notes	Bonds	Discount Notes
Interest expense[1]	$2,702	$(217)	$(19,956)	$—
Net loss on consolidated obligation held at fair value	(1,313)	(48)	(1,145)	—
Total change in fair value	$1,389	$(265)	$(21,101)	$—

1	Includes the discount amortization on fair value option discount notes.

For consolidated obligations recorded under the fair value option, the related contractual interest expense as well as the discount amortization on fair value option discount notes is recorded as part of net interest income in the Statement of Income. The remaining changes are recorded as “Net loss on consolidated obligations held at fair value” in the Statement of Income. At June 30, 2011 and December 31, 2010, the Bank determined no credit risk adjustments for nonperformance were necessary to the consolidated obligations recorded under the fair value option. Concessions paid on consolidated obligations under the fair value option are expensed as incurred and recorded in “Other expense” in the Statement of Income.

The following table summarizes the difference between the fair value and the remaining contractual principal balance outstanding of consolidated obligations for which the fair value option has been elected (dollars in thousands):

	June 30, 2011		December 31, 2010
	Bonds	Discount Notes	Bonds	Discount Notes
Unpaid principal balance	$60,000	$417,285	$2,815,000	$—
Fair value	60,461	416,794	2,816,850	—
Fair value over unpaid principal balance	$461	$(491)	$1,850	$—

Note 15 — Commitments and Contingencies

Joint and Several Liability. The 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. The par values of the outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $680.4 billion and $745.5 billion at June 30, 2011 and December 31, 2010.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in thousands):

	June 30, 2011			December 31, 2010
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding[1]	$2,586,596	$515,893	$3,102,489	$4,848,929
Standby bond purchase agreements outstanding	—	698,142	698,142	684,014
Commitments to fund or purchase mortgage loans	105,343	—	105,343	96,169
Commitments to issue bonds	1,655,002	—	1,655,002	560,000

1	Excludes unconditional commitments to issue standby letters of credit of $7.0 million at June 30, 2011.

Commitments to Extend Credit. Standby letters of credit are executed with members for a fee. A standby letter of credit is a financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 20 years, with a final expiration in 2030. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statement of Condition and amounted to $1.3 million and $1.9 million at June 30, 2011 and December 31, 2010.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at June 30, 2011 and December 31, 2010 is reported in “Note 14 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The standby bond purchase agreements entered into by the Bank have expiration periods of up to seven years, currently no later than 2016. At June 30, 2011 and December 31, 2010, the Bank had standby bond purchase agreements with 4 housing associates. During the six months ended June 30, 2011, the Bank was not required to purchase any bonds under these agreements. For the three and six months ended June 30, 2011, the Bank received fees for the guarantees that amounted to $0.4 million and $0.8 million. The estimated fair value of standby bond purchase agreements at June 30, 2011 and December 31, 2010 is reported in “Note 14 — Fair Value.”

Commitments to Fund or Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to fund or purchase mortgage loans. Commitments are generally for periods not to exceed 45 days. Of these outstanding commitments, $105.3 million and $96.1 million at June 30, 2011 and December 31, 2010 represent commitments that obligate the Bank to purchase closed mortgage loans from its members. These commitments are considered derivatives and their estimated fair value is reported in “Note 11 — Derivatives and Hedging Activities” as mortgage delivery commitments. The remaining commitments, if any, obligate the Bank to table fund mortgage loans. These commitments are not considered derivatives and their estimated fair value is reported in “Note 14 — Fair Value” as commitments to extend credit for mortgage loans.

Other Commitments. On February 1, 2011, the Bank entered into an agreement with the Iowa Finance Authority to purchase up to $100 million of taxable single family mortgage revenue bonds. The agreement expires on December 31, 2011. As of June 30, 2011, the Bank had not purchased any mortgage revenue bonds under this agreement.
As described in “Note 10 — Allowance for Credit Losses”, for managing the inherent credit risk in the MPF program, participating members receive base and performance based credit enhancement fees from the Bank. When the Bank incurs losses for certain MPF products, it reduces performance based credit enhancement fee payments to applicable members until the amount of the loss is recovered up to the limit of the FLA. The FLA is an indicator of the potential losses for which the Bank is liable (before the member's credit enhancement is used to cover losses). The FLA amounted to $122.7 million and $124.8 million at June 30, 2011 and December 31, 2010.
In conjunction with its sale of certain mortgage loans to Fannie Mae through the FHLBank of Chicago in 2009, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $1.2 million by December 31, 2012, $0.8 million by December 31, 2015, and $0.3 million by December 31, 2020. At June 30, 2011, the FHLBank of Chicago had not informed the Bank of any losses that would not otherwise be recovered through credit enhancement fees.

Legal Proceedings. The Bank is not currently aware of any material pending legal proceedings other than ordinary routine litigation incidental to the business, to which the Bank is a party or of which any of its property is the subject.

Note 16 — Activities with Stockholders

Under the Bank's Capital Plan, voting rights are conferred upon the Bank's members for the election of member directors and independent directors. Member directorships are allocated to the five states in the Bank's district and a member is entitled to nominate and vote for candidates for the state in which the member's principal place of business is located. A member is entitled to cast, for each applicable member directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank's capital stock that were required to be held by all members in that state as of the record date for voting. The independent directors are nominated by the Bank's Board of Directors after consultation with the FHLBank's Affordable Housing Advisory Council, and then voted upon by all members within the Bank's five-state district. Non-member stockholders are not entitled to cast votes for the election of directors. At June 30, 2011 and December 31, 2010, no member owned more than 10 percent of the voting interests of the Bank due to statutory limits on members' voting rights as mentioned above.

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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in thousands):

	June 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Advances	$577,541	2.1	$567,413	2.0
Mortgage loans	72,386	1.0	74,361	1.0
Capital stock	39,416	1.8	40,230	1.8

Business Concentrations

The Bank has business concentrations with stockholders whose capital stock outstanding is in excess of 10 percent of the Bank's total capital stock outstanding. The following tables summarize outstanding balances with stockholders and their affiliates holding 10 percent or more of outstanding capital stock (including stock classified as mandatorily redeemable) (dollars in thousands):

	June 30, 2011
	Capital Stock			Interest
Stockholder	Amount	% of Total	Advances	Income[1]
Transamerica Life Insurance Company	$192,450	9.0	$4,100,000	$6,505
Monumental Life Insurance Company[2]	27,800	1.3	400,000	503
Total	$220,250	10.3	$4,500,000	$7,008

	December 31, 2010
	Capital Stock			Interest
Stockholder	Amount	% of Total	Advances	Income[3]
Transamerica Life Insurance Company	$210,250	9.6	$4,500,000	$19,120
Monumental Life Insurance Company[2]	27,800	1.3	400,000	1,221
Total	$238,050	10.9	$4,900,000	$20,341

1	Represents interest income earned on advances during the six months ended June 30, 2011.
2	Monumental Life Insurance Company is an affiliate of Transamerica Life Insurance Company.
3	Represents interest income earned on advances during the year ended December 31, 2010.

Note 17 — Activities with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago for its participation in the MPF program. This service fee expense is recorded as an offset to other (loss) income. For the three months ended June 30, 2011 and 2010, the Bank recorded $0.5 million and $0.4 million in service fee expense to the FHLBank of Chicago. For the six months ended June 30, 2011 and 2010, the Bank recorded $1.0 million and $0.8 million in service fee expense to the FHLBank of Chicago.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The Bank loaned $1.0 billion to the FHLBank of Atlanta during the six months ended June 30, 2011. The Bank loaned $5.0 million to the FHLBank of Chicago during the six months ended June 30, 2010. The Bank borrowed $40.0 million from the FHLBank of Chicago during the six months ended June 30, 2011. The Bank borrowed $500.0 million from the FHLBank of Chicago and $25.0 million from the FHLBank of Cincinnati during the six months ended June 30, 2010. At June 30, 2011 and June 30, 2010, none of these transactions were outstanding on the Bank's Statement of Condition.

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

•	the availability of derivative financial instruments in the quantities needed for risk management purposes from acceptable counterparties;

•	changes in the relative attractiveness of consolidated obligations due to actual or perceived changes in the FHLBanks' credit ratings as well as the U.S. long-term credit rating;

•	action or inaction of the U.S. Government related to the debt ceiling and the deficits;

•	increases in borrower defaults on mortgage loans;

•	member failures, or other member changes, including changes resulting from mergers or changes in the principal place of business of members; and

•	changes in our capital structure and capital requirements.

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

Executive Overview

Our Bank is a member-owned cooperative serving shareholder members in a five-state region (Iowa, Minnesota, Missouri, North Dakota, and South Dakota). Our mission is to provide funding and liquidity for our members and eligible housing associates. Our member institutions include commercial banks, savings institutions, credit unions, insurance companies, and community development financial institutions.

For the three and six months ended June 30, 2011, we recorded net income of $19.1 million and $45.1 million compared to $13.2 million and $43.5 million for the same periods in 2010. Our net income calculated in accordance with accounting principles generally accepted in the United States of America (GAAP) was primarily impacted by our net interest income and other losses during the three and six months ended June 30, 2011.

For the three and six months ended June 30, 2011, we recorded net interest income, before provision for loan losses, of $48.9 million and $111.0 million compared to $72.4 million and $124.8 million for the same periods in 2010. The decrease in net interest income was due mostly to lower advance interest income, partially offset by lower interest expense. Advance interest income amounted to $69.0 million and $142.2 million during the three and six months ended June 30, 2011 compared to $118.3 million and $227.5 million for the same periods in 2010. The decrease in advance interest income was due to lower interest rates, lower average advance volumes, and a decrease in advance prepayment fee income. During the three and six months ended June 30, 2011, the average yield on advances was 0.98 and 1.01 percent compared to 1.46 and 1.37 percent for the same periods in 2010. Average advance volumes decreased due to the continued high level of liquidity in the market and the low loan demand experienced by our members. Advance prepayment fee income decreased due to fewer advance prepayments in 2011 compared to 2010. Interest expense decreased due to lower debt outstanding during the three and six months ended June 30, 2011 when compared to the same periods in 2010 and lower interest rates. The decreased volume was primarily a result of reduced demand for advances and limited investment opportunities. In addition, as a result of the lower interest rates, we called $9.7 billion and $14.6 billion of bonds during the three and six months ended June 30, 2011 to replace this debt with lower-cost funding and to reposition our balance sheet. For additional discussion on our net interest income, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Net Interest Income.”

We recorded other losses of $7.5 million and $14.0 million during the three and six months ended June 30, 2011 compared to other losses of $37.6 million and $35.1 million during the same periods in 2010. The decline in other losses from 2010 to 2011 was primarily due to lower net losses on derivatives and hedging activities, partially offset by decreased net gains on trading securities. During the three and six months ended June 30, 2011, we recorded net losses on derivatives and hedging activities of $16.1 million and $14.1 million compared to net losses of $64.8 million and $89.2 million for the same periods in 2010. The decrease during both periods of 2011 compared to 2010 was due to reduced losses from economic derivatives. We use economic derivatives (e.g. interest rate swaps and interest rate caps) to manage interest rate risk, including mortgage prepayment risk. During the three and six months ended June 30, 2011, losses on economic derivatives were $20.1 million and $21.7 million compared to losses of $67.9 million and $92.5 million for the same periods in 2010. The majority of these losses were due to changes in interest rates on interest rate swaps economically hedging our trading securities portfolio. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for a more detailed discussion of economic hedging activity.

Our trading securities portfolio amounted to $1.3 billion at June 30, 2011 compared to $1.5 billion at December 31, 2010. Trading securities are recorded at fair value with changes in fair value reflected through other (loss) income. During the three and six months ended June 30, 2011, net gains on trading securities were $7.8 million and $4.5 million compared to net gains of $32.4 million and $53.6 million for the same periods in 2010. The net gains on trading securities during both periods of 2011 and 2010 were mainly due to holding gains resulting from changes in interest rates. In addition, during the three and six months ended June 30, 2010, we sold trading securities with a par value of $1.8 billion and $2.8 billion and realized net gains of $12.0 million and $23.7 million.

Our total assets decreased $4.0 billion at June 30, 2011 when compared to December 31, 2010 due primarily to a decrease in investment securities and advances. Our investment securities decreased mainly due to principal paydowns on our mortgage-backed securities (MBS) and a decrease in securities purchased under agreements to resell. Our advances decreased due to the continued high level of liquidity in the market and the low loan demand experienced by our members. Our total liabilities decreased $3.9 billion at June 30, 2011 when compared to December 31, 2010 due primarily to a decrease in consolidated obligations. As a result of reduced demand for advances and limited investment opportunities, we experienced lower funding needs during the six months ended June 30, 2011.

As part of evaluating financial performance, we adjust GAAP net income before assessments (GAAP net income) and GAAP net interest income before provision for credit losses (GAAP net interest income) for the impact of (i) market adjustments relating to derivative and hedging activities and instruments held at fair value, (ii) realized gains (losses) on the sale of investment securities, (iii) holding gains (losses) on trading securities, and (iv) other unpredictable transactions, including asset prepayment fees and debt extinguishment losses. The resulting non-GAAP measure, referred to as our core earnings, reflects both core net interest income before provision for credit losses (core net interest income) and core net income before assessments (core net income). Because we are primarily a "hold-to-maturity" investor, management believes that the core earnings measure is helpful in understanding our operating results and provides a meaningful period-to-period comparison in contrast to GAAP income, which can be impacted by transactions that are considered to be unpredictable or the result of fair value changes driven by market volatility. Additionally, the core earnings measure is used to assess performance under our incentive compensation plans and to ensure management remains focused on our long-term value and performance.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. While this non-GAAP measure can be used to assist in understanding the components of our earnings, it should not be considered a substitute for results reported under GAAP.

The following table summarizes the reconciliation between GAAP net interest income and core net interest income (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net interest income before provision for credit losses (GAAP)	$48.9	$72.4	$111.0	$124.8
Excludes:
Prepayment fees on advances, net	3.8	17.2	6.9	18.9
Prepayment fees on investments	—	—	14.6	—
Fair value hedging adjustments	0.8	(3.6)	1.0	(3.7)
Total core net interest income adjustments	4.6	13.6	22.5	15.2
Includes items reclassified from other loss:
Net interest income on economic hedges	2.3	1.5	5.4	3.7
Core net interest income before provision for credit losses	$46.6	$60.3	$93.9	$113.3

The following table summarizes the reconciliation between GAAP net income and core net income (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income before assessments (GAAP)	$25.9	$18.0	$61.3	$59.3
Excludes:
Core net interest income adjustments (per table above)	4.6	13.6	22.5	15.2
Net gain on trading securities	7.8	32.4	4.5	53.6
Net loss on consolidated obligations at fair value	(0.4)	(7.2)	(1.4)	(1.1)
Net loss on derivatives and hedging activities	(16.1)	(64.7)	(14.1)	(89.2)
Net loss on extinguishment of debt	—	—	(4.6)	(4.0)
Includes:
Net interest income on economic hedges	2.3	1.5	5.4	3.7
Amortization of hedging costs[1]	(1.6)	—	(2.7)	—
Core net income before assessments	$30.7	$45.4	$57.1	$88.5

1
Beginning in the first quarter of 2011 and on a go forward basis, we will adjust our GAAP net income to reflect the amortization of upfront payments and any gains or losses on the sale of derivative instruments with an upfront payment over the life of the instrument.

Our core net income decreased $14.7 million and $31.4 million during the three and six months ended June 30, 2011 when compared to the same periods in 2010. The decrease was primarily due to decreased core net interest income. During the three and six months ended June 30, 2011, core net interest income decreased $13.7 million and $19.4 million when compared to the same periods in 2010 due mainly to lower average asset volumes and lower interest rates, partially offset by lower interest expense.

Average advance volumes decreased due to the continued high level of liquidity in the market and the low loan demand experienced by our members. Average investment volumes decreased due primarily to MBS principal paydowns. Average mortgage loan volumes decreased due to principal paydowns exceeding mortgage loan purchases. Our interest expense improved due to lower average debt volumes and lower interest rates.

The decrease in core net income during the six months ended June 30, 2011 when compared to the same period in 2010 was also due to losses on the sale of real estate owned (REO) and an increased provision for credit losses on mortgage loans. During the six months ended June 30, 2011, we recorded losses on the sale of REO of $1.8 million compared to gains of $4.7 million for the same period in 2010. We also recorded a provision for credit losses of $7.2 million during the six months ended June 30, 2011 compared with a provision of $4.0 million for the same period in 2010. The provision recorded was due to increased estimated losses resulting from increased actual loss severities, management's expectation that loans migrating to REO and loss severities will likely increase in the future, certain refinements made to our allowance for credit losses model during the first quarter of 2011, and decreased availability of credit enhancement fees.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Conditions in the Financial Markets

THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 AND DECEMBER 31, 2010

Interest Rates

The following table shows information on key average market interest rates:

	Second Quarter 2011 3-Month Average	Second Quarter 2010 3-Month Average	Second Quarter 2011 6-Month Average	Second Quarter 2010 6-Month Average	December 31, 2010 Ending Rate
Federal funds target[1]	0.09%	0.19%	0.12%	0.16%	0.13%
Three-month LIBOR[1]	0.26	0.43	0.29	0.35	0.30
2-year U.S. Treasury[1]	0.55	0.86	0.61	0.88	0.60
10-year U.S. Treasury[1]	3.19	3.47	3.31	3.59	3.30
30-year residential mortgage note[1]	4.67	4.92	4.76	4.96	4.86

1	Source is Bloomberg.

The Federal Reserve's key interest rate, the Federal funds target, maintained a range of 0.00 to 0.25 percent throughout the first half of 2011. In its June 22, 2011 statement, the Federal Open Market Committee of the Federal Reserve noted that it continues to anticipate that economic conditions are likely to warrant exceptionally low levels for the Federal funds target for an extended period. Average three-month LIBOR decreased during the three and six months ended June 30, 2011 when compared to the same periods in 2010. Average U.S. Treasury yields were generally lower during the first half of 2011. Mortgage rates generally reflected levels consistent with the U.S. Treasury market during the first half of 2011.

As concerns about U.S. economic growth faded, market participants speculated as to the Federal Reserve's plans regarding quantitative easing. The program announced in November 2010 known as “QE2” expired on June 30, 2011. While the outright purchase of U.S. Treasuries by the Federal Reserve ended on June 30, 2011, the Federal Reserve stated at its Federal Open Market Committee meeting on June 22, 2011 that it will continue to reinvest Agency debt and MBS principal payments in U.S. Treasury securities.

Funding Spreads

	Second Quarter 2011 3-Month Average	Second Quarter 2010 3-Month Average	Second Quarter 2011 6-Month Average	Second Quarter 2010 6-Month Average	December 31, 2010 Ending Spread
FHLB spreads to LIBOR (basis points)[1]
3-month	(16.4)	(22.5)	(14.7)	(16.0)	(11.3)
2-year	(7.2)	(8.1)	(5.8)	(7.7)	(5.6)
5-year	1.6	9.1	3.8	7.7	9.9
10-year	39.2	44.1	37.8	42.7	39.9

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During the first half of 2011, in some instances, our short-term and longer-term funding spreads improved relative to LIBOR. Spreads changed due to many factors, including, but not limited to, flight to quality as a result of global unrest and decreased issuances of agency debentures. Throughout the first half of 2011, we relied heavily on the issuance of callable debt to fund our balance sheet and as interest rates continued to decline, we increased our level of call activity.

Selected Financial Data

The following selected financial data should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our 2010 Form 10-K. The Statement of Condition data at June 30, 2011 and Statement of Income data for the three months ended June 30, 2011 were derived from the unaudited financial statements and condensed notes at the beginning of this Form 10-Q. The Statement of Condition data at December 31, 2010 was derived from audited financial statements and notes not included in this report but filed in our 2010 Form 10-K. The Statement of Condition data at March 31, 2011, September 30, 2010, and June 30, 2010 and the Statement of Income data for the three months ended March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010 were derived from unaudited financial statements and condensed notes not included in this report.

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods and is in conformity with GAAP. The Statement of Income data for the three months ended March 31, 2011 and June 30, 2011 are not necessarily indicative of the results that may be achieved for our full 2011 fiscal year.

Statement of Condition	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
(dollars in millions)
Investments[1]	$15,601	$17,381	$18,639	$20,240	$19,179
Advances	27,939	27,963	29,253	32,014	32,491
Mortgage loans held for portfolio, gross	7,244	7,220	7,434	7,556	7,537
Allowance for credit losses	(19)	(18)	(13)	(7)	(6)
Total assets	51,575	52,841	55,569	60,068	59,442
Consolidated obligations
Discount notes	8,602	3,928	7,208	7,471	3,485
Bonds	38,568	44,289	43,791	47,518	51,075
Total consolidated obligations[2]	47,170	48,217	50,999	54,989	54,560
Mandatorily redeemable capital stock	7	7	7	5	7
Capital stock — Class B putable[3]	2,140	2,118	2,183	2,296	2,307
Retained earnings	568	565	556	529	501
Accumulated other comprehensive income	93	64	91	147	103
Total capital	2,801	2,747	2,830	2,972	2,911

	For the Three Months Ended
Statement of Income	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
(dollars in millions)
Net interest income[4]	$48.9	$62.1	$86.3	$203.8	$72.4
Provision for credit losses on mortgage loans	1.6	5.6	6.5	1.6	3.9
Other (loss) income[5]	(7.5)	(6.5)	10.2	(136.6)	(37.6)
Other expense	13.9	14.6	22.1	11.6	13.0
Net income	19.1	26.0	49.8	39.7	13.2
Selected Financial Ratios[6]
Net interest spread[7]	0.28%	0.37%	0.51%	1.27%	0.37%
Net interest margin[8]	0.36	0.46	0.58	1.35	0.46
Return on average equity	2.75	3.79	6.80	5.32	1.84
Return on average capital stock	3.58	4.93	8.87	6.87	2.28
Return on average assets	0.14	0.19	0.34	0.26	0.08
Average equity to average assets	5.14	5.08	4.99	4.93	4.56
Regulatory capital ratio[9]	5.26	5.09	4.94	4.71	4.74
Dividend payout ratio[10]	82.60	64.91	46.26	29.15	90.04

1
Investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2
The par values of the outstanding consolidated obligations for all 12 FHLBanks were $727.4 billion, $765.9 billion, $796.3 billion, $805.9 billion, and $846.4 billion at June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, and June 30, 2010, respectively.

3
Total capital stock includes excess capital stock of $57.9 million, $58.4 million, $57.7 million, $60.5 million, and $51.6 million at June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, and June 30, 2010, respectively.

4	Represents net interest income before the provision for credit losses on mortgage loans.
5
Other (loss) income includes, among other things, net gains (losses) on trading securities, net (losses) gains on consolidated obligations held at fair value, net losses on the extinguishment of debt, and net (losses) gains on derivatives and hedging activities.

6	Amounts used to calculate selected financial ratios are based on numbers in thousands. Accordingly, recalculations using numbers in millions may not produce the same results.
7	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.
8	Represents net interest income expressed as a percentage of average interest-earning assets.
9
Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

10	Represents dividends declared and paid in the stated period expressed as a percentage of net income in the stated period.

Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Net Income

The following table presents comparative highlights of our net income for the three and six months ended June 30, 2011 and 2010 (dollars in millions). These items are further described in the sections that follow.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Net interest income before provision	$48.9	$72.4	$(23.5)	(32.5)%	$111.0	$124.8	$(13.8)	(11.1)%
Provision for credit losses on mortgage loans	1.6	3.9	(2.3)	(59.0)	7.2	4.0	3.2	80.0
Other loss	(7.5)	(37.6)	30.1	(80.1)	(14.0)	(35.1)	21.1	(60.1)
Other expense	13.9	13.0	0.9	6.9	28.5	26.5	2.0	7.5
Assessments	6.8	4.7	2.1	44.7	16.2	15.7	0.5	3.2
Net income	$19.1	$13.2	$5.9	44.7%	$45.1	$43.5	$1.6	3.7%

Net Interest Income

Our net interest income is primarily impacted by changes in average asset and liability balances, and the related yields and costs, as well as returns on invested capital. Net interest income is managed within the context of tradeoff between market risk and return.

The following table presents average balances and rates of major interest rate sensitive asset and liability categories for the three months ended June 30, 2011 and 2010. The table also presents the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities as well as the net interest margin (dollars in millions).

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$144	0.17%	$—	$101	0.33%	$0.1
Securities purchased under agreements to resell	1,394	0.07	0.2	1,052	0.17	0.5
Federal funds sold	3,650	0.09	0.8	3,573	0.20	1.8
Short-term investments	29	0.10	0.1	684	0.39	0.6
Mortgage-backed securities[2]	10,121	2.22	56.1	13,777	2.22	76.3
Other investments[2,3]	3,105	2.28	17.6	3,575	2.33	20.8
Advances[4,5]	28,242	0.98	69.1	32,484	1.46	118.3
Mortgage loans[6]	7,205	4.62	82.9	7,532	4.86	91.3
Loans to other FHLBanks	11	0.04	—	—	—	—
Total interest-earning assets	53,901	1.69	226.8	62,778	1.98	309.7
Noninterest-earning assets	453	—	—	416	—	—
Total assets	$54,354	1.67%	$226.8	$63,194	1.97%	$309.7
Interest-bearing liabilities
Deposits	$1,002	0.05%	$0.1	$1,310	0.09%	$0.3
Consolidated obligations
Discount notes[4]	9,173	0.06	1.4	4,591	0.17	1.8
Bonds[4]	40,533	1.74	176.4	53,085	1.78	235.1
Other interest-bearing liabilities	6	2.99	—	12	1.18	0.1
Total interest-bearing liabilities	50,714	1.41	177.9	58,998	1.61	237.3
Noninterest-bearing liabilities	845	—	—	1,316	—	—
Total liabilities	51,559	1.38	177.9	60,314	1.58	237.3
Capital	2,795	—	—	2,880	—	—
Total liabilities and capital	$54,354	1.31%	$177.9	$63,194	1.51%	$237.3
Net interest income and spread		0.28%	$48.9		0.37%	$72.4
Net interest margin[7]		0.36%			0.46%
Average interest-earning assets to interest-bearing liabilities		106.28%			106.41%
Composition of net interest income
Asset-liability spread		0.29%	$39.2		0.39%	$61.1
Earnings on capital		1.38%	9.7		1.58%	11.3
Net interest income			$48.9			$72.4

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties.
2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.
3
Other investments include: TLGP investments, taxable municipal bonds, other U.S. obligations, government-sponsored enterprise (GSE) obligations, state or local housing agency obligations, and an equity investment in a Small Business Investment Company (SBIC).

4	Average balances reflect the impact of fair value hedging and fair value option adjustments.
5	Advance interest income includes advance prepayment fee income of $3.8 million and $17.2 million during the three months ended June 30, 2011 and 2010.
6	Nonperforming loans are included in average balances used to determine the average yield.
7	Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and rates of major interest rate sensitive asset and liability categories for the six months ended June 30, 2011 and 2010. The table also presents the net interest spread between yield on total interest-earning assets and cost of total interest-bearing liabilities as well as the net interest margin (dollars in millions).

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$127	0.21%	$0.1	$89	0.32%	$0.1
Securities purchased under agreements to resell	1,569	0.11	0.8	759	0.15	0.6
Federal funds sold	3,132	0.12	1.8	4,249	0.16	3.3
Short-term investments	76	0.14	0.1	658	0.47	1.5
Mortgage-backed securities[2,3]	10,493	2.52	131.2	12,901	2.06	131.9
Other investments[2,4]	3,196	2.27	36.0	4,500	2.09	46.6
Advances[5,6]	28,278	1.01	142.2	33,574	1.37	227.5
Mortgage loans[7]	7,251	4.61	165.9	7,576	4.89	183.6
Loans to other FHLBanks	6	0.04	—	—	—	—
Total interest-earning assets	54,128	1.78	478.1	64,306	1.87	595.1
Noninterest-earning assets	433	—	—	329	—	—
Total assets	$54,561	1.77%	$478.1	$64,635	1.86%	$595.1
Interest-bearing liabilities
Deposits	$1,084	0.06%	$0.3	$1,304	0.08%	$0.5
Consolidated obligations
Discount notes[6]	7,232	0.09	3.1	6,929	0.13	4.5
Bonds[6]	42,621	1.72	363.6	52,175	1.80	465.2
Other interest-bearing liabilities	7	3.11	0.1	10	1.48	0.1
Total interest-bearing liabilities	50,944	1.45	367.1	60,418	1.57	470.3
Noninterest-bearing liabilities	828	—	—	1,331	—	—
Total liabilities	51,772	1.43	367.1	61,749	1.54	470.3
Capital	2,789	—	—	2,886	—	—
Total liabilities and capital	$54,561	1.36%	$367.1	$64,635	1.47%	$470.3
Net interest income and spread		0.33%	$111.0		0.30%	$124.8
Net interest margin[8]		0.41%			0.39%
Average interest-earning assets to interest-bearing liabilities		106.25%			106.44%
Composition of net interest income
Asset-liability spread		0.34%	$91.2		0.32%	$102.8
Earnings on capital		1.43%	19.8		1.54%	22.0
Net interest income			$111.0			$124.8

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties.
2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.
3	MBS interest income includes a $14.6 million prepayment fee during the six months ended June 30, 2011 as a result of an AFS MBS prepayment.
4	Other investments include: TLGP investments, taxable municipal bonds, other U.S. obligations, GSE obligations, state or local housing agency obligations, and an equity investment in a SBIC.
5	Advance interest income includes advance prepayment fee income of $6.9 million and $18.9 million during the six months ended June 30, 2011 and 2010.
6	Average balances reflect the impact of fair value hedging and fair value option adjustments.
7	Nonperforming loans are included in average balances used to determine the average yield.
8	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Variance For the Three Months Ended			Variance For the Six Months Ended
	June 30, 2011 vs. June 30, 2010			June 30, 2011 vs. June 30, 2010
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$—	$(0.1)	$(0.1)	$0.1	$(0.1)	$—
Securities purchased under agreements to resell	0.1	(0.4)	(0.3)	0.4	(0.2)	0.2
Federal funds sold	—	(1.0)	(1.0)	(0.8)	(0.7)	(1.5)
Short-term investments	(0.3)	(0.2)	(0.5)	(0.8)	(0.6)	(1.4)
Mortgage-backed securities	(20.2)	—	(20.2)	(27.1)	26.4	(0.7)
Other investments	(2.7)	(0.5)	(3.2)	(14.4)	3.8	(10.6)
Advances	(14.0)	(35.2)	(49.2)	(32.0)	(53.3)	(85.3)
Mortgage loans	(3.9)	(4.5)	(8.4)	(7.6)	(10.1)	(17.7)
Total interest income	(41.0)	(41.9)	(82.9)	(82.2)	(34.8)	(117.0)
Interest expense
Deposits	(0.1)	(0.1)	(0.2)	(0.1)	(0.1)	(0.2)
Consolidated obligations
Discount notes	1.3	(1.7)	(0.4)	0.2	(1.6)	(1.4)
Bonds	(53.6)	(5.1)	(58.7)	(81.8)	(19.8)	(101.6)
Other interest-bearing liabilities	—	(0.1)	(0.1)	—	—	—
Total interest expense	(52.4)	(7.0)	(59.4)	(81.7)	(21.5)	(103.2)
Net interest income	$11.4	$(34.9)	$(23.5)	$(0.5)	$(13.3)	$(13.8)

Our net interest income is made up of two components: asset-liability spread and earnings on capital.

ASSET-LIABILITY SPREAD

Asset-liability spread equals the yield on total assets minus the cost of total liabilities. For the three and six months ended June 30, 2011, our asset-liability spread was 29 and 34 basis points compared to 39 and 32 basis points for the same periods in 2010. The majority of our asset-liability spread is driven by our net interest spread. For the three and six months ended June 30, 2011, our net interest spread was 28 and 33 basis points compared to 37 and 30 basis points for the same periods in 2010. Our net interest spread was primarily impacted by lower interest rates and decreased average interest-earning asset and interest-bearing liability volumes. The composition of our interest income and interest expense was impacted by the following:

Bonds

Interest expense on our bonds decreased 25 and 22 percent during the three and six months ended June 30, 2011 when compared to the same periods in 2010 due to lower average volumes and lower interest rates. Average bond volumes decreased due mainly to reduced demand for long-term advances and limited investment opportunities. In addition, as a result of lower interest rates, we called $9.7 billion and $14.6 billion of bonds during the three and six months ended June 30, 2011 to replace this debt with lower-cost funding and to reposition our balance sheet.

Advances

Interest income on advances (including prepayment fees on advances, net) decreased 42 and 38 percent during the three and six months ended June 30, 2011 when compared to the same periods in 2010 due to lower interest rates, lower average volumes, and decreased prepayment fee income. At June 30, 2011, 69 percent of our advances were fixed rate and 63 percent of these fixed rate advances were swapped to a variable rate index. As interest rates remained low, so did the associated interest income on the swapped variable rate advances. Average advance volumes decreased due to the continued high level of liquidity in the market and the low loan demand experienced by our members. Advance prepayment fee income totaled $3.8 million and $6.9 million during the three and six months ended June 30, 2011 compared to $17.2 million and $18.9 million for the same periods in 2010 due to fewer advance prepayments in 2011 compared to 2010.

Investments

Interest income on investments decreased 25 and 8 percent during the three and six months ended June 30, 2011 when compared to the same periods in 2010 primarily due to lower average volumes. During the three and six months ended June 30, 2010, we sold certain TLGP debt investments and taxable municipal bonds. In addition, during the three and six months ended June 30, 2011, MBS principal paydowns and limited investment opportunities contributed to the decrease in average investments. The decrease in investment income during the six months ended June 30, 2011 was partially offset by us receiving a $14.6 million prepayment fee for the prepayment of an AFS MBS during the first quarter of 2011.

Mortgage Loans

Interest income on our mortgage loans decreased 9 and 10 percent during the three and six months ended June 30, 2011 when compared to the same periods in 2010 due to lower interest rates and lower average volumes. Average mortgage loan volumes decreased due to principal paydowns exceeding mortgage loan purchases.

Discount Notes

Interest expense on discount notes decreased 23 percent and 31 percent during the three and six months ended June 30, 2011 when compared to the same periods in 2010 due to lower interest rates, partially offset by increased average volumes. Average discount note volumes increased primarily due to us calling certain bonds as a result of decreasing interest rates and replacing a portion of these bonds with attractively priced discount notes.

EARNINGS ON CAPITAL

Our earnings on capital decreased during the three and six months ended June 30, 2011 when compared to the same periods in 2010 due to decreased average capital and lower rates. For the three and six months ended June 30, 2011, earnings on invested capital amounted to $9.7 million and $19.8 million compared to $11.3 million and $22.0 million for the same periods in 2010.

PROVISION FOR CREDIT LOSS ON MORTGAGE LOANS HELD FOR PORTFOLIO

During the three and six months ended June 30, 2011, we recorded a provision for credit losses of $1.6 million and $7.2 million, bringing our allowance for credit losses to $19.0 million at June 30, 2011. The provision recorded was driven by an increase in estimated losses resulting from increased actual loss severities, management's expectation that loans migrating to REO and loss severities will likely increase in the future, certain refinements made to our allowance for credit losses model during the first quarter of 2011, and decreased availability of credit enhancement fees. For additional discussion on our allowance for credit losses, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Other (Loss) Income

The following table summarizes the components of other (loss) income (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service fees	$0.3	$0.5	$0.6	$0.9
Net gain on trading securities	7.8	32.4	4.5	53.6
Net loss on consolidated obligations held at fair value	(0.4)	(7.3)	(1.4)	(1.2)
Net loss on derivatives and hedging activities	(16.1)	(64.7)	(14.1)	(89.2)
Net loss on extinguishment of debt	—	—	(4.6)	(4.0)
Other, net	0.9	1.5	1.0	4.8
Total other loss	$(7.5)	$(37.6)	$(14.0)	$(35.1)

Other (loss) income can be volatile from period to period depending on the type of financial activity recorded. For the three and six months ended June 30, 2011 and 2010, other (loss) income was primarily impacted by the events described below.

We recorded net losses of $16.1 million and $14.1 million on derivatives and hedging activities during the three and six months ended June 30, 2011 compared to net losses of $64.7 million and $89.2 million for the same period in 2010. The change between periods was mainly due to economic derivatives. We use economic derivatives to manage interest rate risk, including mortgage prepayment risk. During the three and six months ended June 30, 2011, losses on economic derivatives were $20.1 million and $21.7 million compared to losses of $67.9 million and $92.5 million during the same periods in 2010. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for a more detailed discussion of economic hedging activity.

At June 30, 2011 and December 31, 2010, trading securities were $1.3 billion and $1.5 billion. Trading securities are recorded at fair value with changes in fair value reflected through other (loss) income. During the three and six months ended June 30, 2011, we recorded net gains of $7.8 million and $4.5 million on our trading securities compared to net gains of $32.4 million and $53.6 million during the same periods in 2010. The net gains during both periods of 2011 and 2010 were mainly due to holding gains resulting from changes in interest rates. These gains were somewhat offset by the losses on economic derivatives discussed above. In addition, during the three and six months ended June 30, 2010, we sold trading securities with a par value of $1.8 billion and $2.8 billion and realized net gains of $12.0 million and $23.7 million.

During the three and six months ended June 30, 2011 and 2010, we elected the fair value option on certain bonds that did not qualify for hedge accounting. In addition, during the three and six months ended June 30, 2011, we began electing the fair value option on certain discount notes that did not qualify for hedge accounting. Due to changes in interest rates, we recorded fair value losses of $0.4 million and $1.4 million on these consolidated obligations during the three and six months ended June 30, 2011 compared to losses of $7.3 million and $1.2 million during the same periods in 2010. In order to achieve some offset to the mark-to-market from fair value option instruments, we executed economic derivatives. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for the impact of these economic derivatives.

Income recorded in "Other, net" decreased $0.6 million and $3.8 million during the three and six months ended June 30, 2011 when compared to the same periods in 2010 due mainly to losses on the sale of REO resulting from the continued deterioration in real estate values.

Hedging Activities

If a hedging activity qualifies for hedge accounting treatment, we include the periodic cash flow components of the hedging instrument related to interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. We also record the amortization of certain upfront fees received on interest rate swaps and basis adjustments from terminated hedges in interest income or expense or other (loss) income. Changes in the fair value of both the hedging instrument and the hedged item are recorded as a component of other (loss) income in “Net loss on derivatives and hedging activities."

If a hedging activity does not qualify for hedge accounting treatment, we record the hedging instrument's components of interest income and expense, together with the effect of changes in fair value as a component of other (loss) income in “Net loss on derivatives and hedging activities”; however, there is no corresponding fair value adjustment for the hedged asset or liability unless changes in fair value of the asset or liability are normally marked-to-market through earnings (i.e. trading securities and fair value option instruments).

Since the accounting for derivatives and hedging activities affects the timing and recognition of income or expense through net interest income and other (loss) income, we may be subject to volatility in our Statement of Income.

The following tables categorize the net effect of hedging activities on net income by product for the three months ended June 30, 2011 and 2010 (dollars in millions):

	Three Months Ended June 30, 2011
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(6.2)	$—	$(0.4)	$10.0	$—	$—	$3.4
Net interest settlements	(80.9)	(2.9)	—	70.8	—	—	(13.0)
Total net interest income	(87.1)	(2.9)	(0.4)	80.8	—	—	(9.6)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	2.0	(0.2)	—	2.2	—	—	4.0
(Losses) gains on economic hedges	—	(10.2)	(0.3)	7.7	0.2	(17.5)	(20.1)
Total net gain (loss) on derivatives and hedging activities	2.0	(10.4)	(0.3)	9.9	0.2	(17.5)	(16.1)
Subtotal	(85.1)	(13.3)	(0.7)	90.7	0.2	(17.5)	(25.7)
Net gain on trading securities[2]	—	8.1	—	—	—	—	8.1
Net loss on consolidated obligations held at fair value	—	—	—	(0.2)	(0.2)	—	(0.4)
Total net effect of hedging activities	$(85.1)	$(5.2)	$(0.7)	$90.5	$—	$(17.5)	$(18.0)

	Three Months Ended June 30, 2010
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(11.7)	$—	$(0.4)	$6.5	$—	$—	$(5.6)
Net interest settlements	(101.4)	(1.7)	—	88.5	—	—	(14.6)
Total net interest income	(113.1)	(1.7)	(0.4)	95.0	—	—	(20.2)
Net (Loss) Gain on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	0.2	(0.2)	—	3.2	—	—	3.2
(Losses) gains on economic hedges	(0.3)	(49.1)	(0.7)	6.8	0.1	(24.7)	(67.9)
Total net (loss) gain on derivatives and hedging activities	(0.1)	(49.3)	(0.7)	10.0	0.1	(24.7)	(64.7)
Subtotal	(113.2)	(51.0)	(1.1)	105.0	0.1	(24.7)	(84.9)
Net gain on trading securities[2]	—	25.6	—	—	—	—	25.6
Net loss on consolidated obligations held at fair value	—	—	—	(7.3)	—	—	(7.3)
Total net effect of hedging activities	$(113.2)	$(25.4)	$(1.1)	$97.7	$0.1	$(24.7)	$(66.6)

1	Represents the amortization/accretion of basis adjustments on closed hedge relationships included in net interest income.
2
Represents the gains on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changing market prices. As a result, this line item may not agree to the Statement of Income.

The following tables categorize the net effect of hedging activities on net income by product for the six months ended June 30, 2011 and 2010 (dollars in millions):

	Six Months Ended June 30, 2011
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(17.1)	$—	$(1.3)	$17.9	$—	$—	$(0.5)
Net interest settlements	(163.0)	(5.8)	—	141.1	—	—	(27.7)
Total net interest income	(180.1)	(5.8)	(1.3)	159.0	—	—	(28.2)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains on fair value hedges	4.2	0.2	—	3.2	—	—	7.6
(Losses) gains on economic hedges	—	(8.1)	(0.4)	11.1	0.3	(24.6)	(21.7)
Total net gain (loss) on derivatives and hedging activities	4.2	(7.9)	(0.4)	14.3	0.3	(24.6)	(14.1)
Subtotal	(175.9)	(13.7)	(1.7)	173.3	0.3	(24.6)	(42.3)
Net gain on trading securities[2]	—	5.0	—	—	—	—	5.0
Net loss on consolidated obligations held at fair value	—	—	—	(1.3)	(0.1)	—	(1.4)
Net amortization[3]	—	—	—	(0.5)	—	—	(0.5)
Total net effect of hedging activities	$(175.9)	$(8.7)	$(1.7)	$171.5	$0.2	$(24.6)	$(39.2)

	Six Months Ended June 30, 2010
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(21.3)	$—	$(0.8)	$13.3	$—	$—	$(8.8)
Net interest settlements	(208.7)	(3.4)	—	174.3	—	—	(37.8)
Total net interest income	(230.0)	(3.4)	(0.8)	187.6	—	—	(46.6)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	1.1	(0.1)	—	2.3	—	—	3.3
(Losses) gains on economic hedges	(0.8)	(72.5)	(0.7)	21.9	—	(40.4)	(92.5)
Total net gain (loss) on derivatives and hedging activities	0.3	(72.6)	(0.7)	24.2	—	(40.4)	(89.2)
Subtotal	(229.7)	(76.0)	(1.5)	211.8	—	(40.4)	(135.8)
Net gain on trading securities[2]	—	49.7	—	—	—	—	49.7
Net loss on consolidated obligations held at fair value	—	—	—	(1.2)	—	—	(1.2)
Total net effect of hedging activities	$(229.7)	$(26.3)	$(1.5)	$210.6	$—	$(40.4)	$(87.3)

1	Represents the amortization/accretion of basis adjustments on closed hedge relationships included in net interest income.
2
Represents the gains on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changing market prices. As a result, this line item may not agree to the Statement of Income.

3	Represents the amortization/accretion of basis adjustments on closed hedge relationships included in other (loss) income.

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities. Advance amortization decreased during the three and six months ended June 30, 2011 when compared to the same periods in 2010 due primarily to the normal amortization of existing basis adjustments. In addition, during the second quarter of 2010, we recorded $4.0 million of basis adjustment amortization as a result of two large advance prepayments. Bond accretion increased during the three and six months ended June 30, 2011 when compared to the same periods in 2010 due primarily to us unwinding certain interest rate swaps.

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

Investments

•
We held interest rate swaps on our balance sheet as economic hedges against changes in the fair value of a portion of our trading securities indexed to LIBOR. Due to changes in interest rates, we recorded $7.1 million and $1.0 million in losses on the economic derivatives during the three and six months ended June 30, 2011, coupled with $3.6 million and $7.6 million of interest expense accruals. In general, the losses on the economic derivatives are offset by the gains on the trading securities. During the three and six months ended June 30, 2011, gains on the trading securities were $8.1 million and $5.0 million, resulting in overall net losses of $2.6 million and $3.6 million on these positions. During the three and six months ended June 30, 2010, we recorded $42.7 million and $57.1 million in losses on the economic derivatives, coupled with $6.4 million and $15.4 million of interest expense accruals, and recorded gains on the trading securities of $25.6 million and $49.7 million. This resulted in overall net losses of $23.5 million and $22.8 million on these positions during the three and six months ended June 30, 2010.

Balance Sheet

•
We held interest rate caps on our balance sheet in order to protect against changes in mortgage prepayments and increases in interest rates on our variable rate MBS. During the three and six months ended June 30, 2011, due to decreases in interest rates and market volatility, we recorded $17.5 million and $23.3 million in losses on these interest rate caps compared to losses of $25.7 million and $41.4 million for the same periods in 2010. We paid $75.3 million in premiums on the interest rate caps outstanding at June 30, 2011. This premium cost is effectively amortized over the life of the derivative through the monthly mark-to-market adjustments.

Bonds

•
During the three and six months ended June 30, 2011, interest income accruals on economic bond hedges amounted to $6.1 million and $13.8 million compared to $8.2 million and $19.9 million for the same periods in 2010. The decrease was due to changes in interest rates and a decrease in the amount of economic bond hedges.

Statements of Condition

JUNE 30, 2011 AND DECEMBER 31, 2010

Financial Highlights

Our total assets decreased to $51.6 billion at June 30, 2011 from $55.6 billion at December 31, 2010. Our total liabilities decreased to $48.8 billion at June 30, 2011 from $52.7 billion at December 31, 2010. Total capital was $2.8 billion at June 30, 2011 and December 31, 2010. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	June 30, 2011	December 31, 2010
Commercial banks	$11,634	$12,821
Thrifts	1,142	1,540
Credit unions	702	707
Insurance companies	13,240	12,783
Total member advances	26,718	27,851
Housing associates	332	500
Non-member borrowers	145	152
Total par value	$27,195	$28,503

Our advances decreased 4 percent at June 30, 2011 when compared to December 31, 2010. The decrease was due to the continued high level of liquidity in the market and the low loan demand experienced by our members. These factors drove down demand for new advances, reduced the volume of renewed advances, and incented members to prepay advances.

The following table summarizes our advances by product type (dollars in millions):

	June 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Variable rate	$8,461	31.1%	$8,570	30.1%
Fixed rate	18,307	67.3	19,503	68.4
Amortizing	427	1.6	430	1.5
Total par value	27,195	100.0%	28,503	100.0%
Fair value hedging adjustments
Cumulative fair value gain on existing hedges	670		663
Basis adjustments from terminated hedges	74		87
Total advances	$27,939		$29,253

Cumulative fair value gains on existing hedges increased $7.4 million at June 30, 2011 when compared to December 31, 2010 due primarily to a decrease in interest rates. Generally, the cumulative fair value gains on advances are offset by the net estimated fair value losses on the related derivative contracts. Basis adjustments from terminated hedges decreased $13.2 million at June 30, 2011 when compared to December 31, 2010 due primarily to the normal amortization of existing basis adjustments.

At June 30, 2011 and December 31, 2010, advances outstanding to our five largest member borrowers totaled $12.0 billion and $12.7 billion, representing 44 and 45 percent of our total advances outstanding. The Federal Home Loan Bank Act of 1932 (FHLBank Act) requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Bank management has policies and procedures in place to manage this credit risk. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	June 30, 2011	December 31, 2010
Fixed rate conventional loans	$6,823	$7,033
Fixed rate government-insured loans	385	370
Total unpaid principal balance	7,208	7,403
Premiums	64	64
Discounts	(36)	(41)
Basis adjustments from mortgage loan commitments	8	8
Allowance for credit losses	(19)	(13)
Total mortgage loans held for portfolio, net	$7,225	$7,421

Our mortgage loans decreased 3 percent at June 30, 2011 when compared to December 31, 2010. The decrease was primarily due to principal paydowns exceeding mortgage loan purchases. At June 30, 2011 and December 31, 2010, mortgage loans acquired from Superior Guaranty Insurance Company (Superior), an affiliate of Wells Fargo Bank, N.A., amounted to $3.1 billion and $3.5 billion. We have not purchased any mortgage loans from Superior since 2004.

During the six months ended June 30, 2011, we recorded an additional provision for credit losses of $7.2 million. The provision recorded was driven by an increase in estimated losses resulting from increased actual loss severities, management's expectation that loans migrating to REO and loss severities will likely increase in the future, certain refinements made to our allowance for credit losses model during the first quarter of 2011, and decreased availability of credit enhancement fees. For additional discussion on our mortgage loan credit risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Effective March 28, 2011, based on a decision of the MPF Governance Committee, participating MPF FHLBanks are now allowed to adjust the base price of MPF loan products provided by the FHLBank of Chicago. As a result, we began adjusting the base price of our MPF loan products during the second quarter of 2011.

Investments

The following table summarizes the book value of our investments (dollars in millions):

	June 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Short-term investments
Interest-bearing deposits	$1	—%	$1	—%
Securities purchased under agreements to resell	250	1.6	1,550	8.3
Federal funds sold	2,280	14.6	2,025	10.9
Negotiable certificates of deposit	—	—	335	1.8
Total short-term investments	2,531	16.2	3,911	21.0
Long-term investments
Mortgage-backed securities
Government-sponsored enterprises	9,793	62.8	11,301	60.6
Other U.S. obligations	31	0.2	34	0.2
Private-label	55	0.4	59	0.3
Total mortgage-backed securities	9,879	63.4	11,394	61.1
Non-mortgage-backed securities
Interest-bearing deposits	6	—	8	0.1
Government-sponsored enterprise obligations	896	5.8	835	4.5
Other U.S. obligations	172	1.1	176	0.9
State or local housing agency obligations	98	0.6	107	0.6
TLGP	1,577	10.1	1,780	9.5
Taxable municipal bonds	440	2.8	424	2.3
Other	2	—	4	—
Total non-mortgage-backed securities	3,191	20.4	3,334	17.9
Total long-term investments	13,070	83.8	14,728	79.0
Total investments	$15,601	100.0%	$18,639	100.0%

Our investments decreased 16 percent at June 30, 2011 when compared to December 31, 2010. The decrease was primarily due to principal paydowns on our MBS and a decrease in securities purchased under agreements to resell.

We evaluate AFS and HTM securities in an unrealized loss position for other-than-temporary impairment (OTTI) on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, we perform an analysis to determine if any of these securities are other-than-temporarily impaired.

Refer to “Item 1. Financial Statements — Note 7 — Other-Than-Temporary Impairment” for a discussion of our OTTI analysis performed at June 30, 2011. As a result of our analysis, we determined that all gross unrealized losses on our investment portfolio are temporary. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we do not consider any of these securities to be other-than-temporarily impaired at June 30, 2011.

Cash and Due from Banks

At June 30, 2011, our total cash balance was $668.9 million compared to $105.7 million at December 31, 2010. The increase in cash was due to the receipt of additional proceeds from debt we issued in mid-June in anticipation of potential liquidity needs at quarter-end. Due to limited investment opportunities, our risk management policies and practices, and a reduction of available counterparty collateral for securities purchased under agreements to resell, we held $582.6 million of excess cash at the Federal Reserve Bank of Chicago. On July 1, 2011, our cash balance at the Federal Reserve was $40.1 million.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, investments, and mortgage loans. We use derivatives to restructure interest rates on consolidated obligations to better manage our interest rate risk and funding costs. This generally means converting fixed rates to variable rates. At June 30, 2011 and December 31, 2010, the book value of consolidated obligations issued on our behalf totaled $47.2 billion and $51.0 billion.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	June 30, 2011	December 31, 2010
Total par value	$38,436	$43,609
Premiums	36	40
Discounts	(26)	(30)
Fair value hedging adjustments
Cumulative fair value loss on existing hedges	91	182
Basis adjustments from terminated and ineffective hedges	31	(12)
Fair value option adjustments
Cumulative fair value gain	—	(1)
Accrued interest payable	—	3
Total bonds	$38,568	$43,791

Our bonds decreased 12 percent at June 30, 2011 when compared to December 31, 2010. The decrease was mainly due to a decline in total assets and us calling certain bonds as a result of decreasing interest rates. The decrease was partially offset by us issuing lower-cost callable bonds in anticipation of higher prepayment levels on our mortgage assets and to manage our interest rate risk within policy limits.

Cumulative fair value losses on existing hedges decreased $90.9 million at June 30, 2011 when compared to December 31, 2010 due primarily to movements in interest rates. Generally, the cumulative fair value losses on bonds are offset by the net estimated fair value gains on the related derivative contracts.

The change in basis adjustments from terminated and ineffective hedges at June 30, 2011 when compared to December 31, 2010 was due mostly to us unwinding certain interest rate swaps. During the first quarter of 2011, we recalibrated our internal prepayment model which slowed down the projected speed of mortgage prepayments and lengthened the average life of our mortgage assets. To maintain a relatively neutral risk profile, we unwound certain interest rate swaps on our fixed rate bonds in order to lengthen the life of the liabilities funding the mortgage assets. These unwind activities resulted in new basis adjustments that are amortized using the effective-yield method over the remaining life of the bonds.

Fair Value Option Bonds

At June 30, 2011 and December 31, 2010, approximately $0.1 billion and $2.8 billion of our bonds were recorded under the fair value option. We elected the fair value option on these bonds because they did not qualify for hedge accounting and therefore entered into interest rate swaps accounted for as economic derivatives to achieve some offset to the mark-to-market on the fair value option bonds. During the three and six months ended June 30, 2011, we recorded fair value adjustment losses on these bonds of $0.2 million and $1.3 million and fair value adjustment losses on the related economic derivatives of $7.0 million and $0.9 million. During the three and six months ended June 30, 2010, we recorded fair value adjustment losses on the bonds of $7.3 million and $1.2 million and fair value adjustment losses on the related economic derivatives of $1.8 million and $0.8 million.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	June 30, 2011	December 31, 2010
Par value	$8,603	$7,209
Discounts	(1)	(1)
Total	$8,602	$7,208

Discount notes increased 19 percent at June 30, 2011 when compared to December 31, 2010. The increase was primarily due to us calling certain bonds as a result of decreasing interest rates and replacing a portion of these bonds with attractively priced discount notes. The increase was partially offset by limited investment opportunities, which reduced the demand for short-term discount notes.

Fair Value Option Discount Notes

During 2011, we began electing the fair value option on certain discount notes that did not qualify for hedge accounting. At June 30, 2011, approximately $0.4 billion of our discount notes were recorded under the fair value option. We entered into interest rate swaps accounted for as economic derivatives to achieve some offset to the mark-to-market on these discount notes. During the three and six months ended June 30, 2011, we recorded fair value adjustment losses on these discount notes of $0.2 million and $0.1 million and fair value adjustment gains on the related economic derivatives of $0.1 million and $0.2 million.

For additional information on our consolidated obligations, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity.”

Capital

Our capital (including capital stock, retained earnings, and accumulated other comprehensive income) was $2.8 billion at June 30, 2011 and December 31, 2010. Although capital levels remained stable between periods, the composition of capital changed. Capital stock decreased 2 percent due to the repurchase of activity-based capital stock resulting from lower advance and MPF loan activity. Retained earnings, which totaled $568.5 million at June 30, 2011, increased 2 percent due to net income earned during the six months ended June 30, 2011, partially offset by the payment of dividends. Accumulated other comprehensive income increased $2.3 million due primarily to an increase in unrealized gains on AFS securities resulting from a decrease in interest rates.

Derivatives

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statement of Condition and to achieve our risk management objectives. The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk. The following table categorizes the notional amount of our derivatives (dollars in millions):

	June 30, 2011	December 31, 2010
Interest rate swaps
Noncallable	$20,828	$20,709
Callable by counterparty	15,223	13,229
Callable by the Bank	35	35
Total interest rate swaps	36,086	33,973
Interest rate caps	3,450	4,350
Interest rate floors	—	2,600
Forward settlement agreements (TBAs)	105	96
Mortgage delivery commitments	105	96
Total notional amount	$39,746	$41,115

The notional amount of our derivative contracts decreased 3 percent at June 30, 2011 when compared to December 31, 2010. The decrease was primarily due to the sale of interest rate floors and a reduction in the amount of interest rate caps, partially offset by an increase in interest rate swaps. During the first quarter of 2011, as a result of us recalibrating our internal prepayment model and increased interest rates, we sold all of our interest rate floors. During the second quarter of 2011, as interest rates decreased, we increased our utilization of callable bonds and entered into offsetting interest rate swaps to shorten the length of our debt in anticipation of higher prepayment levels on our mortgage assets and to manage our interest rate risk within policy limits. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Market Value of Capital Stock Sensitivity” for additional details on our prepayment model recalibration and interest rate sensitivity.

Liquidity and Capital Resources

Our liquidity and capital positions are actively managed in an effort to preserve stable, reliable, and cost-effective sources of funds to meet current and projected future operating financial commitments, as well as regulatory liquidity and capital requirements.

LIQUIDITY

Sources of Liquidity

We utilize several sources of liquidity to carry out our business activities. These include proceeds from the issuance of consolidated obligations, cash, interbank loans, payments collected on advances and mortgage loans, proceeds from the issuance of capital stock, member deposits, and current period earnings.

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. The par values of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable were approximately $680.4 billion and $745.5 billion at June 30, 2011 and December 31, 2010.

During the six months ended June 30, 2011, proceeds from the issuance of bonds and discount notes were $14.5 billion and $279.0 billion compared to $21.6 billion and $202.0 billion for the same period in 2010, respectively. We increased our utilization of discount notes throughout the six months ended June 30, 2011 when compared to the same period in 2010 primarily to fund advances and term investments as well as to provide general liquidity. We decreased our utilization of bonds during the six months ended June 30, 2011 when compared to the same period in 2010 due primarily to reduced demand for long-term advances and limited investment opportunities.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of June 30, 2011, our Bank as well as the consolidated obligations of the FHLBank System were rated AAA/A-1+ by S&P and Aaa/P-1 by Moody's.

On July 13, 2011, Moody's placed the U.S. Government bond Aaa rating on review for possible downgrade as Congress debated increasing the statutory debt limit. In conjunction with that action, Moody's also placed the Aaa rating of the 12 FHLBanks as well as the Aaa rating on the consolidated obligations of the FHLBank System on review for possible downgrade. On August 2, 2011, Moody's confirmed the Aaa bond rating of the U.S. Government following the raising of the statutory debt limit and changed the rating outlook to negative. Also on August 2, 2011, Moody's confirmed the Aaa rating for the 12 FHLBanks and FHLBank System and announced that in conjunction with the revision of the U.S. Government outlook to negative, the rating outlook for the 12 FHLBanks and FHLBank System was also revised to negative.

On July 15, 2011, S&P placed the AAA long-term credit rating on debt issues of the FHLBank System on CreditWatch with negative implications. S&P also placed the long-term AAA credit rating for 10 of the 12 FHLBanks on CreditWatch with negative implications. These changes reflect S&P's placement of the long-term sovereign AAA credit rating of the U.S. Government on CreditWatch with negative implications in connection with continued Congressional debate on the debt ceiling and related fiscal policy issues. On August 5, 2011, S&P downgraded the long-term sovereign rating of the U.S. Government from AAA to AA+ and affirmed the A-1+ short-term rating. As a result, on August 8, 2011, S&P lowered its long-term issuer credit ratings on select government-related entities. Specifically, S&P lowered its long-term credit ratings on 10 of the 12 FHLBanks and the consolidated obligations issued by the FHLBank System from AAA to AA+ with a negative outlook and removed the FHLBanks and FHLBank System's debt issues from CreditWatch. The ratings of the FHLBanks of Chicago and Seattle were not affected by this action (both had previously been rated AA+), although the outlook on their rating has been revised to negative. While, to date, S&P's rating actions have not impacted our ability to access funds in the capital markets or our cost of issuing debt, long-term implications of credit rating agency actions on U.S. Government debt or the FHLBank System are unknown. For further discussion of how other ratings changes may impact us in the future, refer to “Item 1A. Risk Factors” in our 2010 Form 10-K.

In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve. To provide further access to funding, the FHLBank Act authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the government-sponsored enterprises, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of July 31, 2011, no purchases had been made by the U.S. Treasury under this authorization.

Uses of Liquidity

We use proceeds from the issuance of consolidated obligations primarily to fund advances and investment purchases. During the six months ended June 30, 2011, advance disbursements totaled $18.8 billion compared to $14.3 billion for the same period in 2010. Despite an increase in advance disbursements, our overall advance balance declined during the six months ended June 30, 2011 as a result of maturities and prepayments exceeding advance originations.

During the six months ended June 30, 2011, investment purchases (excluding overnight investments) totaled $12.8 billion compared to $8.6 billion for the same period in 2010. The increase was primarily due to us purchasing commercial paper and term Federal funds sold during the six months ended June 30, 2011.

Other uses of liquidity include purchases of mortgage loans, repayment of member deposits and consolidated obligations, redemption or repurchases of capital stock, payment of expenses, and payment of dividends. During the six months ended June 30, 2011, as a result of decreasing interest rates, we called $14.6 billion of higher-costing par value bonds compared to $5.6 billion for the same period in 2010.

Liquidity Requirements

Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five calendar days where we are unable to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At June 30, 2011 and December 31, 2010, we were in compliance with all three of the Finance Agency's liquidity requirements.

In addition to the liquidity measures discussed above, the Finance Agency has provided the Bank with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets for the issuance of debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets for the issuance of debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At June 30, 2011 and December 31, 2010, we were in compliance with this liquidity guidance.

CAPITAL

Capital Requirements

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock and retained earnings, can satisfy this risk based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total capital divided by total assets. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times divided by total assets. For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings. At June 30, 2011 and December 31, 2010, we were in compliance with all three of the Finance Agency's regulatory capital requirements. For additional information, refer to "Item 1. Financial Statements — Note 13 — Capital."

Capital Stock
Our capital stock has a par value of $100 per share, and all shares are issued, exchanged, redeemed, and repurchased only by us at the stated par value. We have two subclasses of capital stock: membership capital stock and activity-based capital stock. Each member must purchase and hold membership capital stock equal to a percentage of its total assets as of the preceding December 31st. Each member is also required to purchase activity-based capital stock equal to a percentage of its outstanding advances and mortgage loans and to hold that activity-based capital stock as long as the advances and mortgage loans remain outstanding.
Capital stock owned by members in excess of their minimum investment requirements is known as excess capital stock. We had excess capital stock (including excess mandatorily redeemable capital stock) of $57.9 million and $57.7 million at June 30, 2011 and December 31, 2010.
Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. In addition, we may repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan or (ii) a member submits a notice to redeem all or a portion of excess activity based capital stock.

The following table summarizes our capital stock by member type (dollars in millions):

	June 30, 2011	December 31, 2010
Commercial banks	$1,017	$1,050
Thrifts	111	128
Credit unions	97	96
Insurance companies	914	909
Total GAAP capital stock	2,139	2,183
Mandatorily redeemable capital stock	7	7
Total regulatory capital stock[1]	$2,146	$2,190

1
Approximately 73 and 75 percent of our total regulatory capital stock outstanding at June 30, 2011 and December 31, 2010 was activity-based capital stock that fluctuates with the outstanding balances of advances made to members and mortgage loans purchased from members.

The decrease in regulatory capital stock at June 30, 2011 when compared to December 31, 2010 was primarily due to the repurchase of activity-based capital stock resulting from lower outstanding advance and mortgage loan balances.

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we, as determined by our Board of Directors, will establish an action plan, which may include a dividend cap at less than the current earned dividend, to enable us to return to our targeted level of retained earnings within twelve months. At June 30, 2011, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.

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

For the six months ended June 30, 2011, we paid aggregate cash dividends of $32.7 million compared to $26.5 million for the same period in 2010. The annualized dividend rate paid for the six months ended June 30, 2011 and 2010 was 3.00 and 2.00 percent.

Joint Capital Enhancement Agreement

We entered into a Joint Capital Enhancement Agreement (JCE Agreement), as amended, which is intended to enhance the capital position of our Bank by allocating that portion of our earnings historically paid to satisfy our REFCORP obligation to a separate retained earnings account. To implement the provisions of the JCE Agreement, we subsequently amended our Capital Plan. On August 5, 2011, the Finance Agency approved our Capital Plan amendments and certified that we had fully satisfied our REFCORP obligation. In accordance with the JCE Agreement, starting in the third quarter of 2011, we are required to allocate 20 percent of our net income to a separate restricted retained earnings account. For additional information on the JCE Agreement, refer to "Note 13 — Capital."

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, refer to our 2010 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2011.

Legislative and Regulatory Developments

Our legislative and regulatory environment continues to change as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 and Congress begins to debate proposals for housing finance and GSE reform.

DODD-FRANK ACT

The Dodd-Frank Act, among other things: (i) creates an inter-agency oversight council (the Oversight Council) that is charged with identifying and regulating systemically important financial institutions; (ii) regulates the over-the-counter derivatives market; (iii) imposes new executive compensation proxy and disclosure requirements; (iv) establishes new requirements for MBS, including a risk-retention requirement; (v) reforms the credit rating agencies; (vi) makes a number of changes to the federal deposit insurance system; and (vii) creates a consumer financial protection bureau. Although the FHLBanks were exempted from several provisions of the Dodd-Frank Act, our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission are likely to be impacted by the Dodd-Frank Act. Certain regulatory actions during the period covered by this report resulting from the Dodd-Frank Act that may have an important impact on us are summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies, and reports are issued and finalized.

New Requirements for our Derivatives Transactions

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process pursuant to which it will determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. Based on the effective date of this rule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of our swaps will be required to be cleared until the last week of 2011, at the very earliest, and it is possible that such date will be some time in 2012.

Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require us to enter into new relationships and accompanying documentation with clearing members and additional documentation with our swap counterparties.

The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting requirements, documentation requirements and minimum margin and capital requirements imposed by bank and other federal regulators. Under the proposed margin rules, we will have to post both initial margin and variation margin to our swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as "low-risk financial end users." Pursuant to additional Finance Agency provisions, we will be required to collect both initial margin and variation margin from our swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by us and thus also make uncleared trades more costly.

The CFTC has issued a proposed rule requiring that collateral posted by swaps customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis. However, in connection with this proposed rule the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of our clearing member. Such commingling would put our collateral at risk in the event of a default by another customer of the Bank's clearing member. To the extent the CFTC's final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, we may be adversely impacted.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that we will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that we will be required to register as a “swap dealer” for the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest rate risk.

It is also unclear how the final rule will treat the call and put optionality in certain advances to our members. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify what products will and will not be regulated as “swaps.” While it is unlikely that advance transactions between us and our member customers will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not entirely clear on this issue. Depending on how the terms “swap” and “swap dealer” are finally defined in the final regulations, we may be faced with the business decision of whether to continue to offer certain types of advance products to member customers if those transactions would require us to register as a swap dealer. Designation as a swap dealer would subject us to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. Even if we are designated as a swap dealer as a result of our advance activities, the proposed regulations would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. Upon such designation, our hedging activities would not be subject to the full requirements that will generally be imposed on traditional swap dealers.

While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference "swap dealer," "major swap participant," "eligible contract participant," and "swap." These exemptions will expire upon the earlier of: (i) the effective date of the applicable final rule further defining the relevant term; or (ii) December 31, 2011. In addition, the provisions of the Dodd-Frank Act that will have the most effect on us did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations between now and the end of 2011, but it is not expected that such final regulations will become effective until the end of 2011, and delays beyond that time are possible.

Together with the other FHLBanks, we are actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. We are also working with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

OTHER BANKING REGULATORY ACTIONS

Banking Agency Revisions to Regulations to Permit Payment of Interest on Demand Deposit Accounts

The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits, effective July 21, 2011. To conform their regulations to this provision, the Federal Deposit Insurance Corporation (FDIC) and other applicable banking regulators have rescinded their regulations prohibiting paying interest on demand deposits, effective July 21, 2011. Our members' ability to pay interest on their customers' demand deposit accounts may increase their ability to attract or retain customer deposits, which could reduce their funding needs from us.

JOINT REGULATORY ACTIONS

Proposed Rule on Credit Risk Retention for Asset-Backed Securities

As discussed under "Legislative and Regulatory Developments" in our Form 10-Q for the quarter ended March 31, 2011, on April 29, 2011, the Federal banking agencies, the Finance Agency, the Department of Housing and Urban Development and the SEC jointly issued a notice of proposed rulemaking, which proposes regulations requiring sponsors of asset-backed securities to retain a minimum of a five percent economic interest in a portion of the credit risk of the assets collateralizing asset-backed securities, unless all the assets securitized satisfy specified qualifications. The proposed rule outlines the permissible forms of retention of economic interests (either in the form of retained interests in specified classes of the issued asset-backed securities or in randomly selected assets from the potential pool of underlying assets). The proposed rule also specified criteria for qualified residential mortgage loans that would make them exempt from the risk retention requirements. The final rule that results from this process is likely to have a significant impact on the structure, operation and financial health of the mortgage finance sector and if adopted as proposed, could reduce the number of loans originated by our members, which could reduce the overall amount of financing available to creditworthy borrowers. A contraction in mortgage lending could reduce members' need for our advances, decrease the amount of collateral available to secure such advances, and result in lower values for available collateral. The final rule may also have implications for our MPF program if the program is determined to be subject to the final rule and required to be restructured to replace the existing credit risk sharing methodology with an across the board five percent risk retention by the seller of the mortgages to us. The comments on this proposed rule were due August 1, 2011.

Proposed Rule on Incentive-Based Compensation Arrangements

As discussed under "Legislative and Regulatory Developments" in our Form 10-Q for the quarter ended on March 31, 2011, on April 14, 2011, seven federal financial regulators, including the Finance Agency, published a proposed rule that would implement Section 956 of the Dodd-Frank Act. Section 956 requires these agencies to issue joint regulations that prohibit “covered financial institutions” from entering into incentive-based compensation arrangements that encourage inappropriate risks and requiring deferral of the payment of incentive-based compensation. The proposed rule would impact the design of our compensation policies and practices, including our incentive compensation policies and practices, if adopted as proposed. Comments on the proposed rule were due on May 31, 2011.

FINANCE AGENCY REGULATORY ACTIONS

Final Conservatorship/Receivership Regulation

On June 20, 2011, the Finance Agency issued a final conservatorship and receivership regulation for the FHLBanks, effective July 20, 2011. The final regulation addresses the nature of a conservatorship or receivership and provides greater specificity on their operations, in line with procedures set forth in similar regulatory regimes (for example, the FDIC receivership authorities). The regulation clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership. The Finance Agency explained its general approach in adopting the final regulation was to set out the basic general framework for conservatorships and receiverships. Under the final regulation:

•
Claims of our members arising from the members' deposit accounts, service agreements, advances, and other transactions with us are distinct from such members' equity claims as holders of our stock. The final regulation clarifies that the lowest priority position for equity claims only applies to members' claims in regard to their FHLBank stock; the priority position does not apply to claims arising from other member transactions with us.

•
Our claim for repayment/reimbursement in regard to making payment on any consolidated obligations of another FHLBank in conservatorship or receivership following its default in making such payment would be treated as a general creditor claim against the defaulting FHLBank. The Finance Agency noted in the preamble to the final regulation that it could also address such reimbursement in policy statements or discretionary decisions.

•
With respect to property held by us in trust or in custodial arrangements, the Finance Agency confirmed that it expects to follow FDIC and bankruptcy practice and such property would not be considered part of a receivership estate and would not be available to satisfy general creditor claims.

Final Investment Regulation

On May 20, 2011, the Finance Agency issued a final investment regulation effective June 20, 2011. The final regulation is narrowly focused and codifies the existing 300 percent of capital and other existing policy limitations on the FHLBanks' MBS purchases and use of derivatives. The Finance Agency stated in the preamble to the final regulation that it continues to have concerns about FHLBank investments, including investments in MBS, and will likely issue future rulemaking addressing all aspects of the FHLBanks' investment authority.

Final Rule on FHLBank Liabilities

The Finance Agency issued a final rule effective May 4, 2011 regarding liabilities and book-entry procedures for consolidated obligations. This rule is not expected to have any adverse impact on the FHLBanks' joint and several liability for the principal and interest payments on consolidated obligations.

Proposed Rule on Prudential Management Standards

On June 20, 2011, the Finance Agency issued a proposed rule, as required by the Housing and Economic Recovery Act (HERA), to establish prudential standards with respect to ten categories of operation and management of the FHLBanks and the GSEs, including internal controls, interest rate risk exposure, market risk, and others. The Finance Agency has proposed to adopt the standards as guidelines, which generally provide principles and leave to the regulated entities the obligation to organize and manage themselves to ensure that the standards are met, subject to agency oversight. The proposed rule also includes procedural provisions relating to the consequences for failing to meet applicable standards, such as requirements regarding submission of a corrective action plan to the Finance Agency. Comments on the proposal are due August 19, 2011.

HOUSING FINANCE AND GSE REFORM

On February 11, 2011, the Department of the Treasury and the U.S. Department of Housing and Urban Development issued a White Paper report to Congress entitled "Reforming America's Housing Finance Market: A Report to Congress". The report's primary focus is to provide options for Congressional consideration regarding the long-term structure of housing finance, including reforms specific to Fannie Mae and Freddie Mac. In addition, the Obama Administration noted it would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac and the FHLBanks operate so that overall government support of the mortgage market will be substantially reduced over time.

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

In response, a number of bills have been introduced in Congress in both the first and second quarters of 2011, including covered bond legislation. It is expected that GSE legislative activity will continue. While none proposes specific changes to the FHLBanks, we could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac. For example, the FHLBanks traditionally have allocated a significant portion of their investment portfolio to investments in Fannie Mae and Freddie Mac debt securities. Accordingly, the FHLBanks' investment strategies would likely be affected by winding down those entities. Winding down these two GSEs, or limiting the amount of mortgages they purchase, also could increase demand for our advances if our members respond by retaining more of their mortgage loans in portfolio and using advances to fund the loans. Additionally, it is possible that the Finance Agency could consider regulatory actions consistent with the report, including restricting membership by allowing each eligible institution to be an active member of a single FHLBank or limiting the level of advances outstanding to larger members. It is also possible that Congress will consider any or all of the specific changes to the FHLBanks suggested by the Obama Administration's proposal. If regulation or legislation is enacted incorporating these changes, we could be significantly limited in our ability to make advances to our members and subject to additional limitations on our investment authority. Additionally, if Congress enacts legislation encouraging the development of a covered bond market, our advances could be reduced in time as larger members use covered bonds as an alternative form of wholesale mortgage financing.

The ultimate effects of housing finance and GSE reform or any other legislation, including legislation to address the debt limit or federal deficit, on the FHLBanks is unknown at this time and will depend on the legislation or regulations, if any, that are finally enacted.

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

Our Board of Directors determined that we should operate under a risk management philosophy of maintaining an AAA rating. An AAA rating provides us with ready access to funds in the capital markets. In line with this objective, our ERMP establishes risk measures to monitor our market risk and liquidity risk. Effective March 10, 2011, our Board of Directors approved certain changes to our ERMP. While these changes did not impact the overall goals of managing risks, they did change some of the detailed provisions and processes utilized to manage risk. The following is a list of the risk measures in place at June 30, 2011 and whether or not they are monitored by a policy limit:

Market Risk:	Market Value of Capital Stock Sensitivity (policy limit)
Estimate of Daily Market Value Sensitivity (policy limit)
Projected 12-month GAAP Income Sensitivity (policy limit)
Economic Value of Capital Stock
Liquidity Risk:	Regulatory Liquidity (policy limit)

Market Value of Capital Stock (MVCS) Sensitivity and Economic Value of Capital Stock (EVCS) are our key market risk measures.

MARKET RISK

We define market risk as the risk that MVCS or net income will change as a result of changes in market conditions such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during the six months ended June 30, 2011 and 2010. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and hedges, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements. Our key market risk measures are quantified in the “Market Value of Capital Stock Sensitivity” and “Economic Value of Capital Stock” sections that follow.

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

To protect the MVCS from large interest rate swings, we use hedging transactions, such as entering into or canceling interest rate swaps on existing debt, altering the funding structure supporting MBS and MPF purchases, and purchasing interest rate swaps, caps, and floors.

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

During the first quarter of 2008, our Board of Directors suspended all policy limits pertaining to the down 200 basis point parallel interest rate shift scenario due to the low interest rate environment. This suspension remained effective at June 30, 2011.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at June 30, 2011 and December 31, 2010:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June	$101.3	$108.2	$111.5	$110.1	$109.3	$107.1	$100.3
December	$89.1	$105.7	$111.2	$111.1	$111.2	$110.2	$107.5

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June	(8.0)	(1.7)	1.2	—	(0.8)	(2.7)	(8.9)
December	(19.8)	(4.8)	0.1	—	0.2	(0.7)	(3.2)

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at June 30, 2011 and December 31, 2010:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June	$109.2	$110.3	$110.5	$110.1	$110.4	$108.4	$105.4
December	$101.1	$105.9	$109.5	$111.1	$111.4	$110.8	$107.4

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June	(0.8)	0.2	0.3	—	0.2	(1.5)	(4.3)
December	(8.9)	(4.7)	(1.4)	—	0.3	(0.3)	(3.3)

The decrease in base case MVCS at June 30, 2011 compared with December 31, 2010 was primarily attributable to the following:

•
Decrease in our funding costs relative to LIBOR. Because the MVCS methodology focuses on the "liquidation value" of one share of capital stock, we calculate the present value of our assets and liabilities based on current interest rates. During the six months ended June 30, 2011, our cost of funds relative to LIBOR decreased on average, thereby increasing the present value of our liabilities and decreasing the value of MVCS.

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

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at June 30, 2011 and December 31, 2010:

Economic Value of Capital Stock (dollars per share)
June	$112.5
December	$120.6

The decrease in our EVCS at June 30, 2011 when compared to December 31, 2010 was primarily attributable to the following:

•
Recalibration of our prepayment model. During the first quarter of 2011, we recalibrated our prepayment model in order to generate prepayment speeds that were more aligned with actual prepayment experience. This model change slowed down the projected speed of mortgage prepayments and, therefore, lengthened the average life of our mortgage assets. As the mortgage asset cash flows lengthened, they were discounted using a higher cost of funds, thereby decreasing EVCS during the six months ended June 30, 2011.

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

At June 30, 2011 and December 31, 2010, borrowers pledged $80.1 billion and $97.5 billion of collateral (net of applicable discounts) to support activity with us, including advances. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analyses, and the repayment history on our credit products, management did not anticipate any credit losses on our advances and other credit products as of June 30, 2011 and December 31, 2010. Accordingly, we have not recorded any allowance for credit losses.

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

MPF LOANS

Through our participation in the MPF program, we invest in conventional and government-insured residential mortgage loans that are acquired through or purchased from a PFI. There are six loan products under the MPF program: Original MPF, MPF 100, MPF 125, MPF Plus, Original MPF Government, and MPF Xtra. We currently offer four loan products to our PFIs: Original MPF, MPF 125, Original MPF Government, and MPF Xtra. MPF Xtra loan products are passed through to a third-party investor and are not maintained on our Statement of Condition.

The following table presents the unpaid principal balance of our MPF portfolio by product type (dollars in millions):

Product Type	June 30, 2011	December 31, 2010
Original MPF	$647	$604
MPF 100	83	94
MPF 125	3,074	2,909
MPF Plus	3,019	3,426
MPF Government	385	370
Total unpaid principal balance	$7,208	$7,403

We manage the credit risk on mortgage loans acquired in the MPF program by (i) using agreements to establish credit risk sharing responsibilities with our PFIs, (ii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs, and (iii) establishing credit loss reserves to reflect management's estimate of probable credit losses inherent in the portfolio.

Government-Insured Mortgage Loans. For our government-insured mortgage loans, our loss protection consists of the loan guarantee and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. Therefore, we have not recorded any allowance for credit losses on government-insured mortgage loans.

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

Our PFIs have a credit enhancement obligation to absorb losses in excess of the first loss account in order to limit our loss exposure to that of an investor in an MBS that is rated the equivalent of AA by an NRSRO. PFIs are required to either collateralize their credit enhancement obligation with us or to purchase supplemental mortgage insurance (SMI) from mortgage insurers. For all purchased SMI, the related SMI providers have had their external ratings for claims-paying ability or insurer financial strength downgraded below AA. Ratings downgrades imply an increased risk that these SMI providers will be unable to fulfill their obligations to reimburse us for claims under insurance policies.

On August 7, 2009, the Finance Agency granted a waiver for one year on the AA rating requirement of SMI providers for existing loans and commitments in the MPF program. The waiver required us to evaluate the claims-paying ability of our SMI providers and hold retained earnings or take other steps necessary to mitigate the risks associated with using an SMI provider having a rating below AA. On July 29, 2010, the Finance Agency extended the waiver for an additional year, subject to the same conditions. On July 31, 2011, the Finance Agency extended the waiver until such time in which the regulation is amended to revise or eliminate the SMI rating requirement. We have determined that it is not necessary to hold retained earnings or take other steps necessary to mitigate the risk of using these SMI providers. As new information becomes available or developments occur regarding the claims-paying ability of our SMI providers, we will evaluate the need to hold retained earnings or take other steps necessary to mitigate this risk.

The following table presents additional information on our mortgage loans held for portfolio (dollars in thousands):

	June 30, 2011	December 31, 2010
Total unpaid principal balance of mortgage loans past due 90 days or more and still accruing interest[1]	$4,710	$4,675

Total unpaid principal balance of nonaccrual mortgage loans[2]	$99,381	$111,064

Allowance for Credit Losses on Mortgage Loans:
Balance, beginning of period	$13,000	$1,887
Charge-offs[3]	(1,187)	(1,005)
Provision for credit losses	7,187	12,118
Balance, end of period	$19,000	$13,000

1	Represents government-insured mortgage loans that are 90 days or more past due.
2	Represents conventional mortgage loans that are 90 days or more past due.
3	The ratio of charge-offs to average loans outstanding during the six months ended June 30, 2011 was less than 0.01 percent.

We place a conventional mortgage loan on non-accrual status if we determine that either the collection of interest or principal is doubtful or interest or principal is 90 days or more past due. We do not place a government-insured mortgage loan on non-accrual status because of the U.S. Government guarantee of the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. For a summary of our mortgage loan delinquencies and non-accrual loans at June 30, 2011 and December 31, 2010, refer to “Item 1. Financial Statements — Note 10 — Allowance for Credit Losses.”

We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage portfolio after considering the recapture of performance based credit enhancement fees from the PFI. During the six months ended June 30, 2011, we recorded a provision for credit losses of $7.2 million, bringing our allowance for credit losses to $19.0 million at June 30, 2011. The provision recorded was driven by an increase in estimated losses resulting from increased actual loss severities, management's expectation that loans migrating to REO and loss severities will likely increase in the future, certain refinements made to our allowance for credit losses model during the first quarter of 2011, and decreased availability of credit enhancement fees. Estimated available credit enhancement fees decreased to $3.0 million at June 30, 2011 from $3.7 million at December 31, 2010 primarily due to an increase in charge-off activity.

MORTGAGE-BACKED SECURITIES

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or that carry the highest investment grade rating by any nationally recognized statistical rating organization (NRSRO) at the time of purchase. We are exposed to credit risk to the extent these MBS fail to perform adequately. We do ongoing analysis to evaluate the investments and creditworthiness of the issuers, trustees, and servicers for potential credit issues.

At June 30, 2011, we owned $9.9 billion of MBS, of which approximately 99 percent were guaranteed by the U.S. Government or issued by GSEs and 1 percent were private-label MBS. At December 31, 2010, we owned $11.4 billion of MBS, of which approximately 99 percent were guaranteed by the U.S. Government or issued by GSEs and 1 percent were private-label MBS.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS (dollars in thousands):

June 30, 2011
Credit ratings:
AAA	$21,242
AA	1,561
A	18,101
BBB	13,466
BB	93
Total[1]	$54,463

Amortized cost (unpaid principal balance)	$54,463
Gross unrealized gains	229
Gross unrealized losses	3,917
Fair value	$50,775

Weighted average percentage of fair value to unpaid principal balance	93%
Original weighted average FICO® score	725
Original weighted average credit support	4%
Weighted average credit support	11%
Weighted average collateral delinquency rate[2]	5%

1
Includes $22.8 million of MPF shared funding certificates rated AA or higher by a NRSRO. These mortgage-backed certificates are created from conventional conforming mortgages using a senior/subordinated tranche structure.

2	Represents the percentage of underlying loans that are 60 days or more past due.

The following table shows the state concentrations of our private-label MBS calculated based on unpaid principal balances:

State Concentrations	June 30, 2011
California	9.6%
Florida	9.3
Georgia	7.4
Ohio	5.8
Michigan	5.7
All other[1]	62.2
Total	100.0%

1	There were no individual states with a concentration greater than 5.7 percent at June 30, 2011.

At June 30, 2011, we do not consider any of our private-label MBS to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 7 — Other-Than-Temporary Impairment.”

Investments

We maintain an investment portfolio to provide investment income, provide liquidity, support the business needs of our members, and support the housing market through the purchase of mortgage-related assets. Finance Agency regulations and our ERMP limit the type of investments we may purchase.

We invest in both short- and long-term investments. Our short-term portfolio may include, but is not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, negotiable certificates of deposit, and commercial paper. Our long-term portfolio may include, but is not limited to, other U.S. obligations, GSE obligations, state or local housing agency obligations, TLGP debt, taxable municipal bonds, and MBS.

Our primary credit risk on investments is the counterparties' ability to meet repayment terms. We mitigate this credit risk by investing in highly-rated investments and establishing unsecured credit limits to counterparties based on the credit quality and capital level of the counterparty as well as our capital level. Because our investments are transacted with highly-rated counterparties, our credit risk is low; accordingly, we have not set aside specific loss reserves for our investment portfolio. We do, however, maintain a level of retained earnings to absorb any unexpected losses from our investments that may arise from stress conditions.

The following table shows our total investment securities by investment credit rating at June 30, 2011 (excluding accrued interest receivable) (dollars in millions):

	Long-Term Rating[1]				Short-Term Rating[1]
	AAA	AA	A	BBB	A-1/P-1	A-2/P-2	Unrated	Total
Interest-bearing deposits[2]	$6	$—	$—	$—	$1	$—	$—	$7
Securities purchased under agreements to resell	—	—	—	—	250	—	—	250
Federal funds sold	—	—	—	—	1,500	780	—	2,280
Investment securities:
Non-mortgage-backed securities
State or local housing agency obligations	37	61	—	—	—	—	—	98
TLGP[2]	1,577	—	—	—	—	—	—	1,577
Taxable municipal bonds	322	118	—	—	—	—	—	440
Other U.S. obligations	172	—	—	—	—	—	—	172
Government-sponsored enterprise obligations	896	—	—	—	—	—	—	896
Other[3]	—	—	—	—	—	—	2	2
Total non-mortgage-backed securities	3,004	179	—	—	—	—	2	3,185
Mortgage-backed securities
Government-sponsored enterprises	9,793	—	—	—	—	—	—	9,793
Other U.S. obligations	31	—	—	—	—	—	—	31
Private-label	21	2	18	14	—	—	—	55
Total mortgage-backed securities	9,845	2	18	14	—	—	—	9,879
Total investments[4]	$12,855	$181	$18	$14	$1,751	$780	$2	$15,601

1	Represents the lowest credit rating available for each security based on an NRSRO.
2	Interest bearing deposits and TLGP investments are rated either AAA or A-1/P-1 because they are guaranteed by the FDIC or U.S. Government.
3	Other "unrated" investments represents an equity investment in a SBIC.
4	At June 30, 2011, 15 percent of our total investments were unsecured.

The following table shows our total investment securities by investment credit rating at December 31, 2010 (excluding accrued interest receivable) (dollars in millions):

	Long-Term Rating[1]			Short-Term Rating[1]
	AAA	AA	A	A-1 / P-1	A-2 / P-2	Unrated	Total
Interest-bearing deposits[2]	$8	$—	$—	$1	$—	$—	$9
Securities purchased under agreements to resell	—	—	—	1,550	—	—	1,550
Federal funds sold	—	—	—	1,360	665	—	2,025
Investment securities:
Non-mortgage-backed securities
Negotiable certificates of deposit	—	—	—	335	—	—	335
State or local housing agency obligations	41	66	—	—	—	—	107
TLGP[2]	1,780	—	—	—	—	—	1,780
Taxable municipal bonds	311	113	—	—	—	—	424
Other U.S. obligations	176	—	—	—	—	—	176
Government-sponsored enterprise obligations	835	—	—	—	—	—	835
Other[3]	—	—	—	—	—	4	4
Total non-mortgage-backed securities	3,143	179	—	335	—	4	3,661
Mortgage-backed securities
Government-sponsored enterprises	11,301	—	—	—	—	—	11,301
Other U.S. obligations	34	—	—	—	—	—	34
Private-label	43	12	4	—	—	—	59
Total mortgage-backed securities	11,378	12	4	—	—	—	11,394
Total investments[4]	$14,529	$191	$4	$3,246	$665	$4	$18,639

1	Represents the lowest credit rating available for each security based on an NRSRO.
2	Interest bearing deposits and TLGP investments are rated either AAA or A-1/P-1 because they are guaranteed by the FDIC or U.S. Government.
3	Other "unrated" investments represents an equity investment in a SBIC.
4	At December 31, 2010, 13 percent of our total investments were unsecured.

Long-term investments decreased at June 30, 2011 when compared to December 31, 2010 due primarily to principal payments on MBS. Short-term investments decreased at June 30, 2011 when compared to December 31, 2010 due primarily to a decrease in securities purchased under agreements to resell.

On August 5, 2011, S&P lowered the long-term AAA rating of the U.S. Government to AA+ with a negative outlook. On August 8, 2011, S&P lowered the long-term AAA rating of select government-related entities as well as certain FDIC guaranteed debt issues from financial institutions under the TLGP program. As a result, approximately $12.5 billion of our investment securities held at June 30, 2011 were downgraded to AA+ from AAA.

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

We manage this credit risk by spreading our transactions among many highly rated counterparties, by entering into collateral exchange agreements with counterparties that include minimum collateral thresholds, and by monitoring our exposure to each counterparty on a daily basis. In addition, all of our collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities if credit risk exposures rise above the established or negotiated minimum thresholds.

The following tables show our derivative counterparty credit exposure after applying netting agreements and cash collateral (dollars in millions):

	June 30, 2011
Credit Rating[1]	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
AA	$17,076	$—	$—	$—
A	22,552	1	—	1
BBB	13	—	—	—
Subtotal	39,641	1	—	1
Member institutions[2]	105	—	—	—
Total	$39,746	$1	$—	$1

	December 31, 2010
Credit Rating[1]	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
AAA	$135	$—	$—	$—
AA	18,882	—	—	—
A	21,989	12	—	12
BBB	13	—	—	—
Subtotal	41,019	12	—	12
Member institutions[2]	96	—	—	—
Total	$41,115	$12	$—	$12

1	Credit rating is the lower of the S&P, Moody's, and Fitch ratings stated in terms of the S&P equivalent.
2	Represents mortgage delivery commitments with our member institutions.

OPERATIONAL RISK

We define operational risk as the risk of loss resulting from inadequate or failed processes, people, and/or systems. Operational risk is inherent in all of our business activities and processes. Management has established policies and procedures to reduce the likelihood of operational risk and designed our annual risk assessment process to provide ongoing identification, measurement, and monitoring of operational risk.

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

Internal Control Over Financial Reporting

For the second quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently aware of any pending or threatened legal proceedings against us that could have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2010 Form 10-K. There have been no material changes to our risk factors during the six months ended June 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932.*
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective February 26, 2009.**
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, approved by the Federal Housing Finance Agency on August 5, 2011 and effective September 5, 2011.***
10.1	Joint Capital Enhancement Agreement, as amended, effective August 5, 2011.****
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Bank's Second Quarter 2011 Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condition at June 30, 2011 and December 31, 2010, (ii) Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010, (iii) Statements of Capital as of June 30, 2011 and June 30, 2010, (iv) Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010, and (v) Condensed Notes to the Financial Statements (Unaudited).*****

*	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the SEC on May 12, 2006.
**	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the SEC on March 2, 2009.
***	Incorporated by reference to exhibit 99.2 of our Form 8-K filed with the SEC on August 5, 2011.
****	Incorporated by reference to exhibit 99.1 of our Form 8-K filed with the SEC on August 5, 2011.
*****
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	August 11, 2011

By:	/s/ Richard S. Swanson
Richard S. Swanson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven T. Schuler
Steven T. Schuler Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)