Form 10-Q
period 2011-09-30
Federal Home Loan Bank of Des Moines
filed 2011-11-10
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2011
Class B Stock, par value $100	21,069,103

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(In thousands, except capital stock par value)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$316,003	$105,741
Interest-bearing deposits	7,457	8,919
Securities purchased under agreements to resell (Note 3)	1,500,000	1,550,000
Federal funds sold	690,000	2,025,000
Investment securities
Trading securities (Note 4)	1,358,263	1,472,542
Available-for-sale securities (Note 5)	5,673,263	6,356,903
Held-to-maturity securities (fair value of $5,677,925 and $7,395,340 at September 30, 2011 and December 31, 2010) (Note 6)	5,467,300	7,226,116
Total investment securities	12,498,826	15,055,561
Advances (Note 8)	27,068,840	29,252,529
Mortgage loans held for portfolio (Note 9)	7,350,537	7,434,446
Less allowance for credit losses on mortgage loans (Note 10)	(20,000)	(13,000)
Mortgage loans held for portfolio, net	7,330,537	7,421,446
Accrued interest receivable	83,153	79,314
Premises, software, and equipment, net	11,745	9,196
Derivative assets (Note 11)	10,633	11,927
Other assets	39,625	49,251
TOTAL ASSETS	$49,556,819	$55,568,884
LIABILITIES
Deposits
Interest-bearing	$779,273	$1,069,986
Non-interest-bearing	136,131	110,667
Total deposits	915,404	1,180,653
Consolidated obligations (Note 12)
Discount notes (includes $2,387,390 and $0 at fair value under the fair value option at September 30, 2011 and December 31, 2010)	5,671,533	7,208,276
Bonds (includes $1,642,282 and $2,816,850 at fair value under the fair value option at September 30, 2011 and December 31, 2010)	39,782,064	43,790,568
Total consolidated obligations	45,453,597	50,998,844
Mandatorily redeemable capital stock (Note 13)	6,337	6,835
Accrued interest payable	185,859	187,091
Affordable Housing Program (AHP) Payable	39,055	44,508
Payable to REFCORP (Note 13)	—	12,467
Derivative liabilities (Note 11)	129,589	278,447
Other liabilities	33,100	30,467
TOTAL LIABILITIES	46,762,941	52,739,312
Commitments and contingencies (Note 15)
CAPITAL (Note 13)
Capital stock - Class B putable ($100 par value) authorized, issued, and outstanding 21,073 and 21,830 shares at September 30, 2011 and December 31, 2010	2,107,337	2,183,028
Retained earnings	551,779	556,013
Accumulated other comprehensive income
Net unrealized gain on available-for-sale securities (Note 5)	136,290	92,222
Pension and postretirement benefits	(1,528)	(1,691)
Total accumulated other comprehensive income	134,762	90,531
TOTAL CAPITAL	2,793,878	2,829,572
TOTAL LIABILITIES AND CAPITAL	$49,556,819	$55,568,884

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
INTEREST INCOME
Advances	$61,913	$98,989	$197,164	$307,543
Prepayment fees on advances, net	1,490	133,521	8,397	152,435
Interest-bearing deposits	129	111	262	254
Securities purchased under agreements to resell	144	913	968	1,493
Federal funds sold	395	542	2,188	3,845
Investment securities
Trading securities	6,177	7,648	18,479	33,320
Available-for-sale securities	19,764	24,225	76,135	74,102
Held-to-maturity securities	44,487	62,110	143,135	166,598
Mortgage loans held for portfolio	81,969	88,997	247,880	272,567
Total interest income	216,468	417,056	694,608	1,012,157
INTEREST EXPENSE
Consolidated obligations
Discount notes	1,388	2,667	4,516	7,221
Bonds	149,626	210,138	513,171	675,300
Deposits	97	350	409	873
Borrowings from other FHLBanks	—	—	—	2
Mandatorily redeemable capital stock	48	32	160	106
Total interest expense	151,159	213,187	518,256	683,502
NET INTEREST INCOME	65,309	203,869	176,352	328,655
Provision for credit losses on mortgage loans held for portfolio	1,968	1,695	9,155	5,647
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	63,341	202,174	167,197	323,008
OTHER (LOSS) INCOME
Service fees	280	380	857	1,238
Net gain on trading securities	35,868	7,925	40,341	61,557
Net gain on sale of held-to-maturity securities	6,532	—	6,532	—
Net (loss) gain on consolidated obligations held at fair value	(2,503)	3,027	(3,864)	1,882
Net loss on derivatives and hedging activities	(90,250)	(23,562)	(104,339)	(112,792)
Net loss on extinguishment of debt	—	(127,308)	(4,602)	(131,335)
Other, net	206	2,941	1,166	7,733
Total other loss	(49,867)	(136,597)	(63,909)	(171,717)
OTHER EXPENSE
Compensation and benefits	7,777	7,386	24,052	22,678
Other operating expenses	4,544	3,197	12,749	11,969
Federal Housing Finance Agency	1,151	637	3,665	1,994
Office of Finance	722	414	2,236	1,456
Total other expense	14,194	11,634	42,702	38,097
(LOSS) INCOME BEFORE ASSESSMENTS	(720)	53,943	60,586	113,194
AHP	(67)	4,406	4,962	9,251
REFCORP	—	9,908	11,129	20,789
Total assessments	(67)	14,314	16,091	30,040
NET (LOSS) INCOME	$(653)	$39,629	$44,495	$83,154

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(In thousands)
(Unaudited)

	Capital Stock Class B (putable)			Accumulated Other Comprehensive Income
	Shares	Par Value	Retained Earnings		Total Capital
BALANCE DECEMBER 31, 2009	24,604	$2,460,419	$484,071	$(33,935)	$2,910,555
Proceeds from issuance of capital stock	3,633	363,246	—	—	363,246
Repurchase/redemption of capital stock	(5,234)	(523,356)	—	—	(523,356)
Net shares reclassified to mandatorily redeemable capital stock	(41)	(4,083)	—	—	(4,083)
Comprehensive income:
Net income	—	—	83,154	—	83,154
Other comprehensive income:
Net unrealized gain on available-for-sale securities	—	—	—	180,345	180,345
Pension and postretirement benefits	—	—	—	140	140
Total comprehensive income					263,639
Cash dividends on capital stock	—	—	(38,012)	—	(38,012)
BALANCE SEPTEMBER 30, 2010	22,962	$2,296,226	$529,213	$146,550	$2,971,989

BALANCE DECEMBER 31, 2010	21,830	$2,183,028	$556,013	$90,531	$2,829,572
Proceeds from issuance of capital stock	3,075	307,459	—	—	307,459
Repurchase/redemption of capital stock	(3,825)	(382,482)	—	—	(382,482)
Net shares reclassified to mandatorily redeemable capital stock	(7)	(668)	—	—	(668)
Comprehensive income:
Net income	—	—	44,495	—	44,495
Other comprehensive income:
Net unrealized gain on available-for-sale securities	—	—	—	44,068	44,068
Pension and postretirement benefits	—	—	—	163	163
Total comprehensive income					88,726
Cash dividends on capital stock	—	—	(48,729)	—	(48,729)
BALANCE SEPTEMBER 30, 2011	21,073	$2,107,337	$551,779	$134,762	$2,793,878

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$44,495	$83,154
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,901	37,861
Net gain on trading securities	(40,341)	(61,557)
Net gain on sale of held-to-maturity securities	(6,532)	—
Net loss (gain) on consolidated obligations held at fair value	3,864	(1,882)
Net change in derivatives and hedging activities	258,985	(24,198)
Net loss on extinguishment of debt	4,602	131,335
Other adjustments	2,960	3,032
Net change in:
Accrued interest receivable	(8,588)	(50,297)
Other assets	11,797	1,228
Accrued interest payable	2,092	18,742
Other liabilities	(15,392)	4,082
Total adjustments	215,348	58,346
Net cash provided by operating activities	259,843	141,500
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(583,537)	(125,781)
Securities purchased under agreements to resell	50,000	(2,250,000)
Federal funds sold	1,335,000	1,097,000
Premises, software, and equipment	(4,122)	(2,063)
Trading securities
Proceeds from sales and maturities of long-term	210,973	2,999,401
Purchases of long-term	(56,353)	—
Available-for-sale securities
Proceeds from sales and maturities of long-term	906,984	1,589,609
Purchases of long-term	(143,234)	(189,880)
Held-to-maturity securities
Net decrease (increase) in short-term	335,000	(335,000)
Proceeds from sales and maturities of long-term	1,431,179	1,819,314
Purchases of long-term	—	(3,904,199)
Advances
Principal collected	29,859,994	30,921,415
Originated	(27,457,454)	(26,859,854)
Mortgage loans held for portfolio
Principal collected	1,043,228	1,061,580
Originated or purchased	(987,737)	(920,359)
Proceeds from sales of foreclosed assets	28,528	17,183
Net cash provided by investing activities	5,968,449	4,918,366

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
FINANCING ACTIVITIES
Net change in deposits	(263,900)	337,399
Net (payments) proceeds on derivative contracts with financing elements	(7,423)	20,725
Net proceeds from issuance of consolidated obligations
Discount notes	297,671,202	247,309,644
Bonds	28,622,787	31,276,702
Payments for maturing, transferring, and retiring consolidated obligations
Discount notes	(299,208,386)	(249,251,189)
Bonds	(32,707,392)	(34,739,734)
Proceeds from issuance of capital stock	307,459	363,246
Payments for repurchase/redemption of mandatorily redeemable capital stock	(1,166)	(7,732)
Payments for repurchase/redemption of capital stock	(382,482)	(523,356)
Cash dividends paid	(48,729)	(38,012)
Net cash used in financing activities	(6,018,030)	(5,252,307)

Net increase (decrease) in cash and due from banks	210,262	(192,441)
Cash and due from banks at beginning of the period	105,741	298,841
Cash and due from banks at end of the period	$316,003	$106,400

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$1,082,164	$1,366,257
AHP	$10,415	$8,526
REFCORP	$23,596	$21,006
Unpaid principal balance transferred from mortgage loans held for portfolio to real estate owned	$25,644	$21,323

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

Note 1 — Basis of Presentation

The accompanying financial statements of the Bank are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2010, which are contained in the Bank's 2010 annual report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2011 (2010 Form 10-K).

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

Reclassifications

Certain amounts in the Bank's 2010 financial statements and footnotes have been reclassified to conform to the presentation for the three and nine months ended September 30, 2011.

Note 2 — Recently Adopted and Issued Accounting Guidance

Disclosures about an Employer's Participation in a Multiemployer Plan

On September 21, 2011, the Financial Accounting Standards Board (FASB) issued guidance to enhance disclosures about an employer's participation in a multiemployer plan. The enhanced disclosures will allow financial statement users to better understand the financial health of all significant plans in which an employer participates. The guidance is effective for annual periods ending after December 15, 2011 (December 31, 2011 for the Bank) and should be applied retrospectively for all periods presented. Early adoption is permitted. The Bank plans to adopt this guidance on December 31, 2011. The adoption of this guidance will result in increased annual financial statement disclosures but will not affect the Bank's financial condition, results of operations, or cash flows.

Presentation of Comprehensive Income

On June 16, 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single financial statement or in two consecutive financial statements. In a single continuous statement, an entity is required to present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, as well as total comprehensive income. In a two-statement approach, an entity is required to present the components of net income and total net income in its income statement. A statement of other comprehensive income should follow immediately and include the components of other comprehensive income as well as totals for both other comprehensive income and comprehensive income. This guidance eliminates the option to present other comprehensive income in the statement of changes in stockholders' equity. This guidance is effective for interim and annual periods beginning on January 1, 2012 and should be applied retrospectively for all periods presented. Early adoption is permitted. The Bank plans to elect the two-statement approach noted above beginning on January 1, 2012. The adoption of this guidance will result in increased interim and annual financial statement disclosures, but will not affect the Bank's financial condition, results of operations, or cash flows.

Fair Value Measurements and Disclosures

On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The Bank adopted this amended guidance as of January 1, 2010, except for required disclosures about purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurements; the related guidance on these required disclosures was adopted as of January 1, 2011. In the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this amended guidance resulted in increased interim and annual financial statement disclosures, but did not affect the Bank's financial condition, results of operations, or cash flows.

On May 12, 2011, the FASB and the International Accounting Standards Board issued substantially converged guidance on fair value measurement and disclosure requirements. This guidance clarifies how fair value accounting should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards; these amendments do not require additional fair value measurements. This guidance generally represents clarifications to the application of existing fair value measurement and disclosure requirements, as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance is effective for interim and annual periods beginning on January 1, 2012 and should be applied prospectively. Early adoption is not permitted. The adoption of this guidance may result in increased interim and annual financial statement disclosures, but is not expected to have a material effect on the Bank's financial condition, results of operations, or cash flows.

Reconsideration of Effective Control for Repurchase Agreements

On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This guidance amends the existing criteria for determining whether or not a transferor has retained effective control over financial assets transferred under a repurchase agreement. A secured borrowing is recorded when effective control over the transferred financial assets is maintained, while a sale is recorded when effective control over the transferred financial assets has not been maintained. The new guidance removes from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed terms, even in the event of the transferee’s default, and (ii) the collateral maintenance implementation guidance related to that criterion. This guidance is effective for interim and annual periods beginning on January 1, 2012 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this guidance is not expected to have a material effect on the Bank's financial condition, results of operations, or cash flows.

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

On April 5, 2011, the FASB issued guidance to clarify which debt modifications constitute troubled debt restructurings. The guidance is intended to help creditors determine whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for presenting previously deferred disclosures related to troubled debt restructurings. This guidance became effective for interim and annual periods beginning on July 1, 2011. The adoption of this guidance did not affect the Bank's financial condition, results of operations, cash flows, or financial statement disclosures.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

On July 21, 2010, the FASB issued amended guidance to enhance disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. The required disclosures as of the end of a reporting period became effective for interim and annual periods ending on December 31, 2010. The required disclosures about activity that occurs during a reporting period became effective for interim and annual reporting periods beginning on January 1, 2011. The adoption of this amended guidance resulted in increased annual and interim financial statement disclosures, but did not affect the Bank's financial condition, results of operations, or cash flows.

Note 3 — Securities Purchased Under Agreements to Resell
The Bank periodically holds securities purchased under agreements to resell those securities. These amounts represent short-term loans and are classified as assets in the Statements of Condition. These securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. If the market value of the underlying securities decreases below the market value required as collateral, then the counterparty is required to place an equivalent amount of additional securities in safekeeping in the name of the Bank or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will be decreased accordingly.

Note 4 — Trading Securities

Major Security Types

Trading securities were as follows (dollars in thousands):

	September 30, 2011	December 31, 2010
TLGP[1]	$1,008,311	$1,213,481
Taxable municipal bonds[2]	285,746	259,061
Government-sponsored enterprise obligations[3]	64,206	—
Total	$1,358,263	$1,472,542

1	Represents corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.
2	Represents investments in U.S. Government subsidized Build America Bonds.
3	Represents Tennessee Valley Authority (TVA) bonds.

At September 30, 2011 and December 31, 2010, 48 and 52 percent of the Bank's trading securities were fixed rate and all of these fixed rate securities were swapped to a variable rate index through the use of an interest rate swap accounted for as an economic derivative.

The following table summarizes the components of “Net gain on trading securities” as presented in the Statements of Income (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Realized gain on sale of trading securities	$973	$4,882	$973	$28,586
Holding gain on trading securities	34,895	3,043	39,368	32,971
Net gain on trading securities	$35,868	$7,925	$40,341	$61,557

Sales

During the three and nine months ended September 30, 2011, the Bank sold a trading security with a par value of $10.0 million and realized a net gain of $1.0 million. During the three and nine months ended September 30, 2010, the Bank sold trading securities with a total par value of $0.2 billion and $3.0 billion and realized net gains of $4.9 million and $28.6 million.

Note 5 — Available-for-Sale Securities

Major Security Types

Available-for-sale (AFS) securities at September 30, 2011 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains[1]	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
TLGP[2]	$656,831	$949	$48	$657,732
Taxable municipal bonds[3]	173,420	17,045	—	190,465
Other U.S. obligations[4]	168,519	7,440	—	175,959
Government-sponsored enterprise obligations[5]	487,080	66,197	—	553,277
Other[6]	49,844	47	—	49,891
Total non-mortgage-backed securities	1,535,694	91,678	48	1,627,324
Mortgage-backed securities[7]
Government-sponsored enterprises[8]	3,961,857	86,939	2,857	4,045,939
Total	$5,497,551	$178,617	$2,905	$5,673,263

AFS securities at December 31, 2010 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains[1]	Gross Unrealized Losses[9]	Fair Value
Non-mortgage-backed securities
TLGP[2]	$563,688	$2,006	$—	$565,694
Taxable municipal bonds[3]	173,421	277	9,093	164,605
Other U.S. obligations[4]	178,325	323	2,168	176,480
Government-sponsored enterprise obligations[5]	488,853	34,386	—	523,239
Total non-mortgage-backed securities	1,404,287	36,992	11,261	1,430,018
Mortgage-backed securities[7]
Government-sponsored enterprises[8]	4,859,274	70,293	2,682	4,926,885
Total	$6,263,561	$107,285	$13,943	$6,356,903

1	Gross unrealized gains include $39.4 million and $10.1 million of fair value hedging adjustments at September 30, 2011 and December 31, 2010.
2	Represents corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.
3	Represents investments in U.S. Government subsidized Build America Bonds and State of Iowa IJOBS Program Special Obligations.
4	Represents Export-Import Bank bonds.
5	Represents TVA and Federal Farm Credit Bank (FFCB) bonds.
6	Represents Private Export Funding Corporation bonds.
7	The amortized cost of the Bank's AFS mortgage-backed securities (MBS) includes net discounts of $0.8 million and $0.6 million at September 30, 2011 and December 31, 2010.
8	Represents Fannie Mae and Freddie Mac securities.
9	Gross unrealized losses include $9.0 million of fair value hedging adjustments at December 31, 2010.

At September 30, 2011 and December 31, 2010, 27 and 24 percent of the Bank's AFS securities were fixed rate and 31 and 28 percent of these fixed rate securities were swapped to a variable rate index through the use of an interest rate swap accounted for as a fair value derivative.

The following table summarizes the AFS securities with unrealized losses at September 30, 2011. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
TLGP	$93,095	$48	$—	$—	$93,095	$48
Mortgage-backed securities
Government-sponsored enterprises	144,749	147	409,511	2,710	554,260	2,857
Total	$237,844	$195	$409,511	$2,710	$647,355	$2,905

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

	September 30, 2011		December 31, 2010
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$656,831	$657,732	$—	$—
Due after one year through five years	76,768	84,675	640,825	648,106
Due after five years through ten years	391,206	444,883	390,812	417,558
Due after ten years	410,889	440,034	372,650	364,354
Total non-mortgage-backed securities	1,535,694	1,627,324	1,404,287	1,430,018
Mortgage-backed securities	3,961,857	4,045,939	4,859,274	4,926,885
Total	$5,497,551	$5,673,263	$6,263,561	$6,356,903

Prepayment Fees

During the three months ended September 30, 2011, the Bank did not receive any prepayment fees on AFS securities. During the nine months ended September 30, 2011, an AFS MBS with an outstanding par value of $119.0 million was prepaid and the Bank received a $14.6 million prepayment fee. The prepayment fee was recorded as interest income on AFS securities in the Statements of Income. During the three and nine months ended September 30, 2010, the Bank did not receive any prepayment fees on AFS securities.

Sales

During the three and nine months ended September 30, 2011, the Bank did not sell any AFS securities. During the three months ended September 30, 2010, the Bank did not sell any AFS securities. During the nine months ended September 30, 2010, the Bank sold an AFS security at par of $91.0 million and therefore recognized no gain or loss on the sale.

Note 6 — Held-to-Maturity Securities

Major Security Types

Held-to-maturity (HTM) securities at September 30, 2011 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Government-sponsored enterprise obligations[1]	$310,435	$71,152	$—	$381,587
State or local housing agency obligations[2]	92,309	7,268	—	99,577
TLGP[3]	1,250	15	—	1,265
Other[4]	1,659	—	—	1,659
Total non-mortgage-backed securities	405,653	78,435	—	484,088
Mortgage-backed securities[5]
Government-sponsored enterprises[6]	4,980,799	138,585	1,997	5,117,387
Other U.S. obligations[7]	28,994	95	1	29,088
Private-label[8]	51,854	213	4,705	47,362
Total mortgage-backed securities	5,061,647	138,893	6,703	5,193,837
Total	$5,467,300	$217,328	$6,703	$5,677,925

HTM securities at December 31, 2010 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Negotiable certificates of deposit	$335,000	$—	$34	$334,966
Government-sponsored enterprise obligations[1]	311,547	26,642	—	338,189
State or local housing agency obligations[2]	107,242	1,495	1,321	107,416
TLGP[3]	1,250	32	—	1,282
Other[4]	3,705	—	—	3,705
Total non-mortgage-backed securities	758,744	28,169	1,355	785,558
Mortgage-backed securities[5]
Government-sponsored enterprises[6]	6,374,093	148,914	2,056	6,520,951
Other U.S. obligations[7]	34,387	149	1	34,535
Private-label[8]	58,892	—	4,596	54,296
Total mortgage-backed securities	6,467,372	149,063	6,653	6,609,782
Total	$7,226,116	$177,232	$8,008	$7,395,340

1	Represents TVA and FFCB bonds.
2	Represents Housing Finance Authority (HFA) bonds that were purchased by the Bank from housing associates in the Bank's district.
3	Represents corporate debentures issued by the Bank's members that are backed by the full faith and credit of the U.S. Government.
4	Represents an investment in a Small Business Investment Company.
5	The amortized cost of the Bank's HTM MBS includes net discounts of $3.0 million and $7.9 million at September 30, 2011 and December 31, 2010.
6	Represents Fannie Mae and Freddie Mac securities.
7
Represents Government National Mortgage Association (Ginnie Mae) securities and Small Business Administration (SBA) Pool Certificates. SBA Pool Certificates represent undivided interests in pools of the guaranteed portions of SBA loans. The SBA's guarantee of the Pool Certificates is backed by the full faith and credit of the U.S. Government.

8	Includes $21.2 million and $25.8 million of Mortgage Partnership Finance shared funding certificates at September 30, 2011 and December 31, 2010.

The following table summarizes the HTM securities with unrealized losses at September 30, 2011. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
Government-sponsored enterprises	$2,038	$1	$342,622	$1,996	$344,660	$1,997
Other U.S. obligations	—	—	607	1	607	1
Private-label	—	—	27,452	4,705	27,452	4,705
Total mortgage-backed securities	$2,038	$1	$370,681	$6,702	$372,719	$6,703

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

	September 30, 2011		December 31, 2010
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$1,250	$1,265	$335,000	$334,966
Due after one year through five years	1,659	1,659	1,250	1,282
Due after five years through ten years	—	—	1,920	1,923
Due after ten years	402,744	481,164	420,574	447,387
Total non-mortgage-backed securities	405,653	484,088	758,744	785,558
Mortgage-backed securities	5,061,647	5,193,837	6,467,372	6,609,782
Total	$5,467,300	$5,677,925	$7,226,116	$7,395,340

Sales

During the three and nine months ended September 30, 2011, the Bank sold HTM securities with a total par value of $205.3 million and realized net gains of $6.5 million. The HTM securities sold had less than 15 percent of the acquired principal outstanding at the time of sale. As such, the sales were considered maturities for purposes of security classification and did not impact the Bank's ability and intent to hold the remaining HTM securities through their stated maturities. During the three and nine months ended September 30, 2010, the Bank did not sell any HTM securities.

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

Private-Label MBS

The Bank engages other designated FHLBanks to perform cash flow analyses on its private-label MBS in order to determine whether the entire amortized cost bases of these securities are expected to be recovered. To ensure consistency in the determination of OTTI, an OTTI Governance Committee, comprised of representation from all 12 FHLBanks, is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies used by the designated FHLBanks when generating the cash flow projections.

For the period ended September 30, 2011, the Bank obtained cash flow analyses for all of its private-label MBS from its designated FHLBanks. The cash flow analyses used two third-party models. The first third-party model considered borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. A CBSA must contain at least one urban area with a population of 10,000 or more people. The housing price forecast as of September 30, 2011 assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that are believed to have reached their trough) to 8 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the 3- to 9-month period beginning July 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 to 2.8 percent in the first year, 0 to 3 percent in the second year, 1.5 to 4 percent in the third year, 2 to 5 percent in the fourth year, 2 to 6 percent in each of the fifth and sixth years, and 2.3 to 5.6 percent in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, were then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path described in the prior paragraph.

The Bank compares the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss exists. At September 30, 2011, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost bases. As a result, the Bank did not consider any of these securities to be other-than-temporarily impaired at September 30, 2011 and December 31, 2010.

All Other Investment Securities

The remainder of the Bank's AFS and HTM securities in an unrealized loss position have experienced losses due to interest rate volatility and general disruption in the U.S. markets. However, the losses are considered temporary as the Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases.

In addition, the Bank determined the following for its other investment securities:

•
TLGP investments, other U.S. obligations, and government-sponsored enterprise (GSE) securities. The strength of the issuers' guarantees through direct obligations or support from the U.S. Government is sufficient to protect the Bank from losses based on current expectations.

•	Taxable municipal bonds and state or local housing agency obligations. The creditworthiness of the issuers is sufficient to protect the Bank from losses based on current expectations.

As a result, the Bank did not consider any of its other investment securities in an unrealized loss position to be other-than-temporarily impaired at September 30, 2011 and December 31, 2010.

Note 8 — Advances

Redemption Terms

The following table summarizes the Bank's advances outstanding by year of contractual maturity (dollars in thousands):

	September 30, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
Overdrawn demand deposit accounts	$38	3.36	$208	3.29
Due in one year or less	5,646,745	1.54	6,782,825	1.76
Due after one year through two years	5,831,903	1.64	3,923,100	2.20
Due after two years through three years	2,004,729	2.14	5,647,503	1.75
Due after three years through four years	1,519,540	2.10	908,824	2.81
Due after four years through five years	2,329,855	2.89	1,640,803	2.23
Thereafter	8,767,091	2.67	9,599,178	2.96
Total par value	26,099,901	2.14	28,502,441	2.29
Premiums	195		237
Discounts	(1)		(2)
Fair value hedging adjustments
Cumulative fair value gain on existing hedges	899,645		663,079
Basis adjustments from terminated and ineffective hedges	69,100		86,774
Total	$27,068,840		$29,252,529

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment fees (callable advances). At September 30, 2011 and December 31, 2010, the Bank had callable advances outstanding totaling $5.9 billion. The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At September 30, 2011 and December 31, 2010, the Bank had putable advances outstanding totaling $3.9 billion and $4.8 billion.

Interest Rate Payment Terms

The following table summarizes the Bank's advances by interest rate payment terms (dollars in thousands):

	September 30, 2011	December 31, 2010
Fixed rate	$18,123,828	$19,932,279
Variable rate	7,976,073	8,570,162
Total par value	$26,099,901	$28,502,441

At September 30, 2011 and December 31, 2010, 61 and 59 percent of the Bank's fixed rate advances were swapped to a variable rate index through the use of an interest rate swap accounted for as a fair value or economic derivative. At September 30, 2011 and December 31, 2010, three and two percent of the Bank's variable rate advances were swapped to another variable rate index through the use of an interest rate swap accounted for as an economic derivative.

Prepayment Fees

The Bank charges a prepayment fee for advances that terminate prior to their stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank economically indifferent to the prepayment of the advance. These prepayment fees are presented net of fair value hedging adjustments and deferrals on advance modifications in the Statements of Income as "Prepayment fees on advances, net." The following table summarizes the Bank's prepayment fees on advances, net (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross prepayment fees	$2,302	$171,831	$14,907	$192,349
Fair value hedging adjustments	(926)	(38,348)	(6,908)	(40,025)
Deferrals on advance modifications	114	38	398	111
Prepayment fees on advances, net	$1,490	$133,521	$8,397	$152,435

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

Mortgage loans with a contractual maturity of 15 years or less are classified as medium-term, and all other mortgage loans are classified as long-term. The following table presents information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	September 30, 2011	December 31, 2010
Real Estate:
Fixed rate, medium-term single family mortgages	$1,840,868	$1,874,606
Fixed rate, long-term single family mortgages	5,461,781	5,528,714
Total unpaid principal balance	7,302,649	7,403,320
Premiums	68,633	63,975
Discounts	(33,497)	(40,474)
Basis adjustments from mortgage loan commitments	12,752	7,625
Allowance for credit losses	(20,000)	(13,000)
Total mortgage loans held for portfolio, net	$7,330,537	$7,421,446

The following table presents additional information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	September 30, 2011	December 31, 2010
Conventional loans	$6,898,156	$7,033,089
Government-insured loans	404,493	370,231
Total unpaid principal balance	$7,302,649	$7,403,320

For additional information related to the Bank's credit risk on mortgage loans held for portfolio, refer to "Note 10 — Allowance for Credit Losses."

Note 10 — Allowance for Credit Losses

The Bank has an allowance for credit losses methodology for each of its financing receivable portfolio segments: advances, letters of credit, and other extensions of credit to borrowers (collectively, credit products), government-insured mortgage loans held for portfolio, conventional mortgage loans held for portfolio, term securities purchased under agreements to resell, and term Federal funds sold.

Credit Products

The Bank manages its credit exposure to credit products through an integrated approach that provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with detailed collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the Bank lends to its borrowers in accordance with the FHLBank Act, Finance Agency regulations, and other applicable laws.

The FHLBank Act requires the Bank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. Eligible collateral includes (i) whole first mortgages on improved residential property or securities representing a whole interest in such mortgages, (ii) securities issued, insured, or guaranteed by the U.S. Government or any of the government-sponsored housing enterprises, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, (iii) cash deposited with the Bank, (iv) Federal Family Education Loan Program guaranteed student loans, and (v) other real estate-related collateral acceptable to the Bank provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. Community financial institutions may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act requires the Bank to have a lien on each borrower's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures. Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. The Bank periodically evaluates and may make changes to its collateral guidelines from time to time.

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

Taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At September 30, 2011 and December 31, 2010, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At September 30, 2011 and December 31, 2010, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, there have been no troubled debt restructurings related to credit products at the Bank during the nine months ended September 30, 2011 and 2010.

Based upon the Bank's collateral/lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on its credit products as of September 30, 2011 and December 31, 2010. Accordingly, the Bank has not recorded any allowance for credit losses.

At September 30, 2011 and December 31, 2010, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information on the Bank's off-balance sheet credit exposure, see "Note 15 — Commitments and Contingencies."

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans secured by one-to-four family residential properties. Government-insured mortgage loans are insured by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government mortgage loans. Any losses incurred on such mortgage loans that are not recovered from the guarantor are absorbed by the servicers. As a result, the Bank did not establish an allowance for credit losses for government-insured mortgage loans at September 30, 2011 and December 31, 2010. Furthermore, due to the government guarantee or insurance, these mortgage loans are not placed on non-accrual status.

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

•
First Loss Account. The first loss account (FLA) is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. If the Bank experiences losses in a master commitment, these losses will either be recovered through the recapture of performance-based credit enhancement fees from the PFI (discussed further below) or absorbed by the Bank. The first loss account balance for all master commitments was $123.0 million and $124.8 million at September 30, 2011 and December 31, 2010.

•
Credit Enhancement Obligation of PFI. PFIs have a credit enhancement obligation to absorb certain losses in excess of the FLA in order to limit the Bank's loss exposure to that of an investor in an MBS that is rated the equivalent of AA by a nationally recognized statistical rating organization (NRSRO) at the time a mortgage loan is purchased. PFIs are required to either collateralize their credit enhancement obligation with the Bank or purchase supplemental mortgage insurance (SMI) from mortgage insurers. In exchange for absorbing certain losses in excess of the FLA, the Bank pays the PFI a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI. The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. Credit enhancement fees paid totaled $7.5 million and $8.8 million during the nine months ended September 30, 2011 and 2010.

The Bank utilizes an allowance for credit losses to reserve for estimated losses in its conventional mortgage loan portfolio at the balance sheet date. The measurement of the Bank's allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing individual conventional mortgage loans for impairment on a specific basis, (iii) estimating additional credit losses in the conventional mortgage loan portfolio, and (iv) considering the recapture of performance-based credit enhancement fees from the PFI.

Collectively Evaluated Conventional Mortgage Loans. The Bank collectively evaluates its conventional mortgage loan portfolio and estimates an allowance for credit losses based upon both quantitative and qualitative factors that vary based upon the MPF product. Quantitative factors include, but are not limited to, (i) loan delinquencies, (ii) loans migrating to real estate owned (REO), and (iii) actual historical loss severities. Qualitative factors include, but are not limited to, changes in national and local economic trends impacting housing markets.

The Bank's allowance for credit losses at each balance sheet date is based on its estimate of probable losses over the loss emergence period. The Bank utilizes a roll-rate methodology when estimating its allowance for credit losses. The methodology projects loans migrating to REO status based on a historical 12-month average. The Bank then applies a loss severity factor to calculate an estimate of credit losses.

Specifically Identified Conventional Mortgage Loans. Certain conventional mortgage loans, including troubled debt restructurings granted under the Bank's temporary loan modification plan, should be specifically identified for purposes of calculating the allowance for credit losses. At September 30, 2011 and December 31, 2010, the unpaid principal balance of the Bank's troubled debt restructurings amounted to $0.9 million and $0.3 million. Due to immateriality, management determined that it was not necessary to specifically evaluate these loans for impairment as the estimated allowance under the collectively evaluated approach approximated the estimated allowance necessary under the specific approach.

Estimating Additional Credit Loss in the Conventional Mortgage Loan Portfolio. The Bank may include a margin for certain limitations in its estimation of credit losses. This margin recognizes the imprecise nature of the measurement process and represents a subjective management judgment that is intended to cover other losses that may not be captured in the methodology described above at the balance sheet date.

Performance-Based Credit Enhancement Fees. The Bank reserves for estimated credit losses after considering the recapture of performance-based credit enhancement fees from the PFI. Performance-based credit enhancement fees available to recapture losses consist of accrued performance-based credit enhancement fees to be paid to the PFIs and projected performance-based credit enhancement fees to be paid to the PFIs over the next 12 months, less any losses incurred or expected to be incurred.

The following table shows the impact of the recapture of performance-based credit enhancement fees on the Bank's estimate of the allowance for credit losses (dollars in thousands). Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture all losses while other master commitments may not.

	September 30, 2011	December 31, 2010
Estimate of credit losses before performance-based credit enhancement fees	$20,726	$14,925
Less: Performance-based credit enhancement fees available for recapture	(726)	(1,925)
Allowance for credit losses	$20,000	$13,000

Rollforward of the Allowance for Credit Losses on Conventional Mortgage Loans. The following table presents a rollforward of the allowance for credit losses on the Bank's conventional mortgage loan portfolio as well as the recorded investment in conventional mortgage loans (dollars in thousands):

	September 30, 2011	December 31, 2010
Balance, beginning of period	$13,000	$1,887
Charge-offs	(2,155)	(1,005)
Provision for credit losses	9,155	12,118
Balance, end of period	$20,000	$13,000

Recorded investment of mortgage loans collectively evaluated for impairment[1]	$6,977,366	$7,097,943

1	The recorded investment of a mortgage loan is the unpaid principal balance, adjusted for accrued interest, unamortized premiums, discounts and basis adjustments, and direct write-downs.

During the nine months ended September 30, 2011, the Bank recorded a provision for credit losses of $9.2 million, bringing its allowance for credit losses to $20.0 million at September 30, 2011. The provision recorded was primarily driven by increased loss severities, management's expectation that loans migrating to REO and loss severities will likely increase in the future, and decreased availability of performance-based credit enhancement fees resulting from an increase in charge-off activity and a decline in master commitment balances. In addition, during the first quarter of 2011, the Bank refined its allowance for credit losses model to incorporate a more precise estimation for forecasting future delinquencies and loans migrating to REO status.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollar amounts in thousands):

	September 30, 2011
	Conventional	Government Insured	Total
Past due 30 - 59 days	$82,844	$13,911	$96,755
Past due 60 - 89 days	29,490	5,740	35,230
Past due 90 days or more	95,770	5,343	101,113
Total past due loans	208,104	24,994	233,098
Total current loans	6,769,262	388,029	7,157,291
Total recorded investment of mortgage loans[1]	$6,977,366	$413,023	$7,390,389

In process of foreclosure (included above)[2]	$68,814	$695	$69,509
Serious delinquency rate[3]	1.4%	1.3%	1.4%
Past due 90 days or more and still accruing interest[4]	$—	$5,343	$5,343
Non-accrual mortgage loans[5]	$96,500	$—	$96,500

	December 31, 2010
	Conventional	Government Insured	Total
Past due 30 - 59 days	$86,679	$17,235	$103,914
Past due 60 - 89 days	33,063	5,288	38,351
Past due 90 days or more	111,064	4,675	115,739
Total past due loans	230,806	27,198	258,004
Total current loans	6,867,137	349,104	7,216,241
Total recorded investment of mortgage loans[1]	$7,097,943	$376,302	$7,474,245

In process of foreclosure (included above)[2]	$78,981	$258	$79,239
Serious delinquency rate[3]	1.6%	1.3%	1.6%
Past due 90 days or more and still accruing interest[4]	$—	$4,675	$4,675
Non-accrual mortgage loans[5]	$111,064	$—	$111,064

1	The recorded investment of a mortgage loan is the unpaid principal balance, adjusted for accrued interest, unamortized premiums, discounts and basis adjustments, and direct write-downs.
2
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans depending on their payment status.

3	Represents mortgage loans that are 90 days or more past due expressed as a percentage of the total recorded investment.
4	Represents government-insured mortgage loans that are 90 days or more past due.
5	Generally represents conventional mortgage loans that are 90 days or more past due.

Real Estate Owned. At September 30, 2011 and December 31, 2010, the Bank had $18.3 million and $19.1 million of REO recorded as a component of "Other assets" in the Statements of Condition.

Term Securities Purchased Under Agreements to Resell

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term loans with highly rated counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the Bank or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will be decreased accordingly. If a resale agreement is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings. At September 30, 2011 and December 31, 2010, based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for term securities purchased under agreements to resell.

Term Federal Funds Sold

The Bank invests in term Federal funds sold with highly rated counterparties. These investments are generally short-term and their carrying value approximates fair value. If term Federal funds sold are not paid when due, the Bank will evaluate whether or not an allowance for credit losses is necessary. As of September 30, 2011 and December 31, 2010, all investments in term Federal funds sold were repaid or expected to repay according to their contractual terms. As a result, the Bank determined that no allowance for credit losses was needed for term Federal funds sold.

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

Consistent with Finance Agency regulation, the Bank enters into derivatives to (i) manage the interest rate risk exposures inherent in its otherwise unhedged assets and funding positions and (ii) achieve its risk management objectives. Finance Agency regulation and the Bank's Enterprise Risk Management Policy prohibit trading in or the speculative use of derivative instruments and limit credit risk arising from these instruments.

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

•	mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g. mortgage assets); and

•	manage embedded options in assets and liabilities.

Application of Derivatives

Derivative financial instruments are applied by the Bank in two ways:

•	as a fair value hedge of an associated financial instrument or firm commitment; or

•	as an economic hedge to manage certain defined risks in its Statements of Condition. These hedges are primarily used to manage interest rate risk exposure and offset prepayment risk in certain assets.

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

Types of Hedged Items

The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to (i) assets and liabilities in the Statements of Condition or (ii) firm commitments. The Bank also formally assesses (both at the hedge's inception and at least quarterly) whether the derivatives it uses in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess hedge effectiveness prospectively and retrospectively.

The types of hedged items are:

•	advances;

•	investment securities;

•	mortgage loans; and

•	consolidated obligations.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative contracts. The degree of counterparty credit risk depends on the extent to which collateral agreements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policies and Finance Agency regulations. The Bank requires collateral agreements on all derivative contracts that establish collateral delivery thresholds. Based on credit analyses and collateral requirements, the Bank does not anticipate any credit losses on its derivatives at September 30, 2011. See "Note 14 — Fair Value" for a discussion on the Bank's fair value methodology for derivatives.

The following table presents the Bank's credit risk exposure to derivative instruments (dollars in thousands):

	September 30, 2011	December 31, 2010
Credit risk exposure[1]	$20,484	$20,230
Less: Cash collateral held and related accrued interest	(9,851)	(8,303)
Credit risk exposure after collateral	$10,633	$11,927

1	Includes net accrued interest receivable of $7.5 million and $7.8 million at September 30, 2011 and December 31, 2010.

A majority of the Bank's derivative contracts contain provisions that require the Bank to deliver additional collateral on derivatives in net liability positions to counterparties if there is deterioration in the Bank's credit rating. On August 5, 2011, S&P downgraded the long-term sovereign rating of the U.S. Government from AAA to AA+. Because the ratings of the FHLBanks are tied to the long-term sovereign rating of the U.S. Government, on August 8, 2011, S&P downgraded the long-term credit ratings on 10 of the 12 FHLBanks from AAA to AA+. The FHLBanks of Chicago and Seattle were already rated AA+. As a result of this downgrade, the Bank was required to post additional collateral with its counterparties beginning in the third quarter of 2011.

At September 30, 2011, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) was $826.1 million, for which the Bank had posted cash collateral (including accrued interest) of $697.4 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating of AA+ to the next lower rating, the Bank would have been required to deliver up to an additional $83.8 million of collateral to its derivative counterparties at September 30, 2011.

Financial Statement Effect and Additional Financial Information

The following tables summarizes the Bank's fair value of derivative instruments (dollars in thousands). For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

	September 30, 2011
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$34,540,103	$235,692	$1,006,777
Derivatives not designated as hedging instruments
Interest rate swaps	5,547,452	8,700	64,198
Interest rate caps	3,450,000	19,765	—
Forward settlement agreements (TBAs)	156,000	101	877
Mortgage delivery commitments	157,036	1,148	108
Total derivatives not designated as hedging instruments	9,310,488	29,714	65,183
Total derivatives before netting and collateral adjustments	$43,850,591	265,406	1,071,960
Netting adjustments		(244,922)	(244,922)
Cash collateral and related accrued interest		(9,851)	(697,449)
Total netting adjustments and cash collateral[1]		(254,773)	(942,371)
Derivative assets and liabilities		$10,633	$129,589

	December 31, 2010
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$29,679,817	$333,057	$798,000
Derivatives not designated as hedging instruments
Interest rate swaps	4,293,985	10,888	19,454
Interest rate caps and floors	6,950,000	103,330	—
Forward settlement agreements (TBAs)	95,500	512	263
Mortgage delivery commitments	96,104	210	714
Total derivatives not designated as hedging instruments	11,435,589	114,940	20,431
Total derivatives before netting and collateral adjustments	$41,115,406	447,997	818,431
Netting adjustments		(427,767)	(427,767)
Cash collateral and related accrued interest		(8,303)	(112,217)
Total netting adjustments and cash collateral[1]		(436,070)	(539,984)
Derivative assets and liabilities		$11,927	$278,447

1
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

The following table summarizes the components of “Net loss on derivatives and hedging activities” as presented in the Statements of Income (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Derivatives and hedged items in fair value hedging relationships
Interest rate swaps	$(3,271)	$(11,480)	$4,343	$(8,174)
Derivatives not designated as hedging instruments
Interest rate swaps	(46,213)	(17,642)	(48,340)	(72,776)
Interest rate caps and floors	(38,656)	3,043	(63,256)	(37,367)
Forward settlement agreements (TBAs)	(6,643)	(4,076)	(9,151)	(9,187)
Mortgage delivery commitments	6,420	3,716	8,532	8,137
Net interest settlements	(1,887)	2,877	3,533	6,575
Total net loss related to derivatives not designated as hedging instruments	(86,979)	(12,082)	(108,682)	(104,618)
Net loss on derivatives and hedging activities	$(90,250)	$(23,562)	$(104,339)	$(112,792)

The following tables summarize, by type of hedged item, the (loss) gain on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income (dollars in thousands):

	Three Months Ended September 30, 2011
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(36,807)	$33,837	$(2,970)	$(2,921)
Advances	(228,369)	230,446	2,077	(79,821)
Bonds	127,929	(130,307)	(2,378)	68,896
Total	$(137,247)	$133,976	$(3,271)	$(13,846)

	Three Months Ended September 30, 2010
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(6,897)	$6,945	$48	$(1,580)
Advances	(138,467)	140,049	1,582	(93,504)
Bonds	216,059	(229,169)	(13,110)	83,015
Total	$70,695	$(82,175)	$(11,480)	$(12,069)

	Nine Months Ended September 30, 2011
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(41,035)	$38,302	$(2,733)	$(8,732)
Advances	(235,527)	241,787	6,260	(242,793)
Bonds	100,715	(99,899)	816	209,983
Total	$(175,847)	$180,190	$4,343	$(41,542)

	Nine Months Ended September 30, 2010
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(20,889)	$20,783	$(106)	$(4,939)
Advances	(387,671)	390,386	2,715	(302,228)
Bonds	385,997	(396,780)	(10,783)	257,271
Total	$(22,563)	$14,389	$(8,174)	$(49,896)

1	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Note 12 — Consolidated Obligations

Consolidated obligations consist of bonds and discount notes and are the joint and several obligations of the FHLBanks. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. Bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on their maturity. Discount notes are issued primarily to raise short-term funds of one year or less. Discount notes sell at less than their face amount and are redeemed at par value when they mature. At September 30, 2011 and December 31, 2010, the total par value of outstanding consolidated obligations of the 12 FHLBanks was approximately $696.6 billion and $796.3 billion.

BONDS

The following table summarizes the Bank's bonds outstanding by year of contractual maturity (dollars in thousands):

	September 30, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
Due in one year or less	$13,055,350	1.10	$15,114,400	1.54
Due after one year through two years	6,357,860	2.16	6,549,650	2.20
Due after two years through three years	5,014,525	1.62	6,677,020	2.03
Due after three years through four years	2,742,400	2.45	2,956,105	2.16
Due after four years through five years	4,548,800	3.16	4,100,840	3.13
Thereafter	6,632,990	3.89	6,755,180	4.40
Index amortizing notes	1,178,798	5.12	1,456,014	5.12
Total par value	39,530,723	2.26	43,609,209	2.47
Premiums	34,491		40,003
Discounts	(25,033)		(29,963)
Fair value hedging adjustments
Cumulative fair value loss on existing hedges	163,501		181,436
Basis adjustments from terminated and ineffective hedges	76,100		(11,967)
Fair value option adjustments
Cumulative fair value loss (gain)	1,763		(1,264)
Accrued interest payable	519		3,114
Total	$39,782,064		$43,790,568

The following table summarizes the Bank's bonds outstanding by features (dollars in thousands):

	September 30, 2011	December 31, 2010
Noncallable or nonputable	$27,654,723	$26,929,209
Callable	11,876,000	16,680,000
Total par value	$39,530,723	$43,609,209

Interest Rate Payment Terms

The following table summarizes the Bank's bonds by interest rate payment terms (dollars in thousands):

	September 30, 2011	December 31, 2010
Fixed rate	$32,469,723	$39,309,209
Simple variable rate	1,625,000	2,550,000
Step-up	5,221,000	1,750,000
Step-down	215,000	—
Total par value	$39,530,723	$43,609,209

At September 30, 2011 and December 31, 2010, 63 and 51 percent of the Bank's fixed rate, step-up, and step-down bonds were swapped to a variable rate index through the use of an interest rate swap accounted for as a fair value or economic derivative. At September 30, 2011, all of the Bank's variable rate bonds were swapped to another variable rate index through the use of an interest rate swap accounted for as an economic derivative. At December 31, 2010, none of the Bank's variable rate bonds were swapped to another variable rate index.

Extinguishment of Debt

During the three months ended September 30, 2011, the Bank did not extinguish any debt. During the nine months ended September 30, 2011, the Bank extinguished bonds with a total par value of $33.0 million and recognized losses of $4.6 million in other (loss) income. During the three and nine months ended September 30, 2010, the Bank extinguished bonds with a total par value of $1.0 billion and $1.1 billion and recognized losses of $127.3 million and $131.3 million in other (loss) income.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in thousands):

	September 30, 2011		December 31, 2010
	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
Par value	$5,673,916	0.09	$7,208,748	0.12
Discounts	(3,221)		(472)
Fair value option adjustment	838		—
Total	$5,671,533		$7,208,276

At September 30, 2011, 42 percent of the Bank's discount notes were swapped to a variable rate index through the use of an interest rate swap accounted for as an economic derivative. At December 31, 2010, none of the Bank's discount notes were swapped to a variable rate index.

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At September 30, 2011 and December 31, 2010, the Bank did not have any nonpermanent capital.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions it deems necessary to restore the Bank's capital levels and return it to safe and sound business operations.

The following table shows the Bank's compliance with the Finance Agency's three regulatory capital requirements (dollars in thousands):

	September 30, 2011		December 31, 2010
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk based capital	$418,495	$2,665,453	$716,508	$2,745,876
Total capital-to-asset ratio	4.00%	5.38%	4.00%	4.94%
Total regulatory capital	$1,982,273	$2,665,453	$2,222,755	$2,745,876
Leverage ratio	5.00%	8.07%	5.00%	7.41%
Leverage capital	$2,477,841	$3,998,179	$2,778,444	$4,118,814

The Bank issues a single class of capital stock (Class B capital stock). The Bank's Class B capital stock has a par value of $100 per share, and all shares are purchased, repurchased, redeemed, or transferred at par value. The Bank has two subclasses of Class B capital stock: membership capital stock and activity-based capital stock.

Each member is required to maintain a minimum capital stock investment in the Bank. To ensure the Bank remains adequately capitalized within ranges established in its Capital Plan, the minimum investment requirements may be adjusted upward or downward by the Bank's Board of Directors.

Excess Capital Stock

Capital stock owned by members in excess of their minimum investment requirement is known as excess capital stock. At September 30, 2011 and December 31, 2010, the Bank had excess capital stock (including excess mandatorily redeemable capital stock) of $62.5 million and $57.7 million.

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

Mandatorily Redeemable Capital Stock

The following table summarizes the Bank's mandatorily redeemable capital stock activity (dollars in thousands):

	September 30, 2011	December 31, 2010
Balance, beginning of year	$6,835	$8,346
Mandatorily redeemable capital stock issued	5	4
Capital stock subject to mandatory redemption reclassified from capital stock	668	21,394
Redemption of mandatorily redeemable capital stock	(1,171)	(22,909)
Balance, end of period	$6,337	$6,835

Joint Capital Enhancement Agreement

The 12 FHLBanks have entered into a Joint Capital Enhancement Agreement (JCE Agreement). The JCE Agreement became effective on February 28, 2011 and was amended by the FHLBanks on August 5, 2011. The intent of the JCE Agreement is to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy the REFCORP obligation to a separate retained earnings account.

The JCE Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20 percent of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings will not be available to pay dividends.

In a Federal Register Notice dated August 5, 2011, the Finance Agency announced that the Acting Director of the Finance Agency had determined that the payment made by the FHLBanks on July 15, 2011 fully satisfied all their obligations to contribute toward the interest payments owed on bonds issued by REFCORP. Also on August 5, 2011, the Finance Agency approved amendments to the Bank's Capital Plan designed to implement the provisions of the JCE Agreement. As shown in its Statements of Income, the Bank recorded a net loss during the three months ended September 30, 2011. Accordingly, the Bank has not allocated any amounts to a separate restricted retained earnings account.

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

FAIR VALUE SUMMARY TABLE

	September 30, 2011		December 31, 2010
Financial Instruments	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and due from banks	$316,003	$316,003	$105,741	$105,741
Interest-bearing deposits	7,457	7,497	8,919	8,836
Securities purchased under agreements to resell	1,500,000	1,500,000	1,550,000	1,550,000
Federal funds sold	690,000	690,000	2,025,000	2,025,000
Trading securities	1,358,263	1,358,263	1,472,542	1,472,542
Available-for-sale securities	5,673,263	5,673,263	6,356,903	6,356,903
Held-to-maturity securities	5,467,300	5,677,925	7,226,116	7,395,340
Advances	27,068,840	27,285,432	29,252,529	29,416,310
Mortgage loans held for portfolio, net	7,330,537	7,807,797	7,421,446	7,778,889
Accrued interest receivable	83,153	83,153	79,314	79,314
Derivative assets	10,633	10,633	11,927	11,927
Liabilities
Deposits	(915,404)	(915,402)	(1,180,653)	(1,180,386)
Consolidated obligations
Discount notes[1]	(5,671,533)	(5,671,626)	(7,208,276)	(7,208,222)
Bonds[2]	(39,782,064)	(41,212,147)	(43,790,568)	(44,830,142)
Total consolidated obligations	(45,453,597)	(46,883,773)	(50,998,844)	(52,038,364)
Mandatorily redeemable capital stock	(6,337)	(6,337)	(6,835)	(6,835)
Accrued interest payable	(185,859)	(185,859)	(187,091)	(187,091)
Derivative liabilities	(129,589)	(129,589)	(278,447)	(278,447)
Other
Commitments to extend credit for mortgage loans	—	—	(65)	(66)
Standby letters of credit	(1,162)	(1,162)	(1,867)	(1,867)
Standby bond purchase agreements	—	2,276	—	5,130

1	Includes $2.4 billion at fair value under the fair value option at September 30, 2011.
2	Includes $1.6 billion and $2.8 billion at fair value under the fair value option at September 30, 2011 and December 31, 2010.

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

Investment Securities. The Bank's valuation technique incorporates prices from up to four designated third-party pricing vendors, when available. These pricing vendors use methods that generally employ market indicators, including but not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The Bank establishes a price for each of its investment securities using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Prices that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including, but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. The relative proximity of the prices received supports the Bank's conclusion that the final computed prices are reasonable estimates of fair value. At September 30, 2011, all of the Bank's investment securities were priced using this valuation technique. In limited instances, when no prices are available from the four designated pricing services, the Bank obtains prices from dealers.

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

The Bank's discounted cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). For interest-related derivatives, the Bank utilizes the LIBOR Swap Curve and a volatility assumption to estimate fair value. In limited instances, fair value estimates for interest-rate related derivatives (i.e. caps and floors) may be obtained using an external pricing model that utilizes observable market data. For forward settlement agreements (TBAs), the Bank utilizes TBA securities prices that are determined by coupon class and expected term until settlement. For mortgage delivery commitments, the Bank utilizes TBA securities prices adjusted for differences in coupon, average loan rate, and seasoning.

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

Standby Letters of Credit. The fair value of standby letters of credit is based on either the fees currently charged for similar agreements or the estimated cost to terminate the agreement or otherwise settle the obligation with the counterparty.

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

Fair Value Hierarchy

The Bank records trading securities, AFS securities, derivative assets and liabilities, certain REO, and certain consolidated obligations for which the fair value option has been elected at fair value in the Statements of Condition. The fair value hierarchy is used to prioritize the fair value methodologies and valuation techniques as well as the inputs to valuation techniques used to measure fair value for assets and liabilities carried at fair value. The inputs are evaluated and an overall level for the fair value hierarchy is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability.

Outlined below is the application of the fair value hierarchy to the Bank's assets and liabilities that are carried at fair value in the Statements of Condition on a recurring or non-recurring basis.

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

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. On a quarterly basis, the Bank reviews the fair value hierarchy classifications. Changes in the observability of the valuation attributes may result in a reclassification to the hierarchy level for certain assets or liabilities. At September 30, 2011, the Bank had made no reclassifications to its fair value hierarchy.

Fair Value on a Recurring Basis

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at September 30, 2011 (dollars in thousands):

	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
TLGP	$—	$1,008,311	$—	$—	$1,008,311
Taxable municipal bonds	—	285,746	—	—	285,746
Government-sponsored enterprise obligations	—	64,206	—	—	64,206
Available-for-sale securities
TLGP	—	657,732	—	—	657,732
Taxable municipal bonds	—	190,465	—	—	190,465
Other U.S. obligations	—	175,959	—	—	175,959
Government-sponsored enterprise obligations	—	553,277	—	—	553,277
Other non-MBS	—	49,891	—	—	49,891
Government-sponsored enterprise MBS	—	4,045,939	—	—	4,045,939
Derivative assets
Interest rate related	—	264,157	—	(254,773)	9,384
Forward settlement agreements (TBAs)	101	—	—	—	101
Mortgage delivery commitments	—	1,148	—	—	1,148
Total assets at fair value	$101	$7,296,831	$—	$(254,773)	$7,042,159
Liabilities
Discount notes[2]	$—	$(2,387,390)	$—	$—	$(2,387,390)
Bonds[3]	—	(1,642,282)	—	—	(1,642,282)
Derivative liabilities
Interest rate related	—	(1,070,975)	—	942,371	(128,604)
Forward settlement agreements (TBAs)	(877)	—	—	—	(877)
Mortgage delivery commitments	—	(108)	—	—	(108)
Total liabilities at fair value	$(877)	$(5,100,755)	$—	$942,371	$(4,159,261)

1
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

2	Represents discount notes recorded under the fair value option.
3	Represents bonds recorded under the fair value option.

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2010 (dollars in thousands):

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

Fair Value on a Non-Recurring Basis

The Bank measures certain REO at Level 3 fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. Fair value adjustments on REO are recorded as either a component of "Other, net” in the Statements of Income or “Other assets” in the Statements of Condition if there are available credit enhancement fees to recapture the estimated losses. At September 30, 2011, the fair value of REO recorded on a non-recurring basis was $1.0 million. At December 31, 2010, the fair value of REO recorded on a non-recurring basis was $0.1 million.

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

During the three and nine months ended September 30, 2011 and 2010, the Bank elected to record certain bonds that did not qualify for hedge accounting at fair value under the fair value option. In addition, during the three and nine months ended September 30, 2011, the Bank elected to record certain discount notes that did not qualify for hedge accounting at fair value under the fair value option. In most instances, the Bank executed interest rate swaps accounted for as economic derivatives in order to achieve some offset to the fair value adjustment recorded on the fair value option consolidated obligations.

The following tables summarize the activity related to consolidated obligations in which the fair value option has been elected (dollars in thousands):

	Three Months Ended September 30,
	2011		2010
	Bonds	Discount Notes	Bonds	Discount Notes
Balance, beginning of period	$60,461	$416,794	$4,181,915	$—
New consolidated obligations elected for fair value option	1,625,000	1,969,096	—	—
Maturities and terminations	(45,000)	—	(2,665,000)	—
Net loss (gain) on consolidated obligations held at fair value	1,714	789	(3,027)	—
Change in accrued interest/unaccreted balance	107	711	(3,281)	—
Balance, end of period	$1,642,282	$2,387,390	$1,510,607	$—

	Nine Months Ended September 30,
	2011		2010
	Bonds	Discount Notes	Bonds	Discount Notes
Balance, beginning of period	$2,816,850	$—	$5,997,867	$—
New consolidated obligations elected for fair value option	1,640,000	2,385,625	3,300,000	—
Maturities and terminations	(2,815,000)	—	(7,785,000)	—
Net loss (gain) on consolidated obligations held at fair value	3,027	837	(1,882)	—
Change in accrued interest/unaccreted balance	(2,595)	928	(378)	—
Balance, end of period	$1,642,282	$2,387,390	$1,510,607	$—

The following tables summarize the changes in fair value included in the Statements of Income for consolidated obligations in which the fair value option has been elected (dollars in thousands):

	Three Months Ended September 30,
	2011		2010
	Bonds	Discount Notes	Bonds	Discount Notes
Interest expense[1]	$(595)	$(711)	$(5,805)	$—
Net (loss) gain on consolidated obligations held at fair value	(1,714)	(789)	3,027	—
Total change in fair value	$(2,309)	$(1,500)	$(2,778)	$—

	Nine Months Ended September 30,
	2011		2010
	Bonds	Discount Notes	Bonds	Discount Notes
Interest expense[1]	$(4,305)	$(928)	$(25,761)	$—
Net (loss) gain on consolidated obligations held at fair value	(3,027)	(837)	1,882	—
Total change in fair value	$(7,332)	$(1,765)	$(23,879)	$—

1	Includes the discount amortization on fair value option discount notes.

For consolidated obligations recorded under the fair value option, the related contractual interest expense as well as the discount amortization on fair value option discount notes is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net loss (gain) on consolidated obligations held at fair value” in the Statements of Income. At September 30, 2011 and December 31, 2010, the Bank determined no credit risk adjustments for nonperformance were necessary to the consolidated obligations recorded under the fair value option. Concessions paid on consolidated obligations under the fair value option are expensed as incurred and recorded in other (loss) income in the Statements of Income.

The following table summarizes the difference between the fair value and the remaining contractual principal balance outstanding of consolidated obligations for which the fair value option has been elected (dollars in thousands):

	September 30, 2011		December 31, 2010
	Bonds	Discount Notes	Bonds	Discount Notes
Unpaid principal balance	$1,640,000	$2,389,528	$2,815,000	$—
Fair value	1,642,282	2,387,390	2,816,850	—
Fair value over unpaid principal balance	$2,282	$(2,138)	$1,850	$—

Note 15 — Commitments and Contingencies

Joint and Several Liability. The 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At September 30, 2011 and December 31, 2010, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $651.4 billion and $745.5 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in thousands):

	September 30, 2011			December 31, 2010
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding	$2,680,794	$337,448	$3,018,242	$4,848,929
Standby bond purchase agreements outstanding	—	673,136	673,136	684,014
Commitments to fund or purchase mortgage loans	157,036	—	157,036	96,169
Commitments to issue bonds	1,595,000	—	1,595,000	560,000

Commitments to Extend Credit. Standby letters of credit are executed with members for a fee. A standby letter of credit is a financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 20 years, with a final expiration in 2030. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $1.2 million and $1.9 million at September 30, 2011 and December 31, 2010.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at September 30, 2011 and December 31, 2010 is reported in “Note 14 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The standby bond purchase agreements entered into by the Bank have expiration periods of up to seven years, currently no later than 2016. At September 30, 2011 and December 31, 2010, the Bank had standby bond purchase agreements with 4 housing associates. During the nine months ended September 30, 2011, the Bank was not required to purchase any bonds under these agreements. For the three and nine months ended September 30, 2011, the Bank received fees for the guarantees that amounted to $0.5 million and $1.3 million. The estimated fair value of standby bond purchase agreements at September 30, 2011 and December 31, 2010 is reported in “Note 14 — Fair Value.”

Commitments to Fund or Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to fund or purchase mortgage loans. Commitments are generally for periods not to exceed 45 days. At September 30, 2011 and December 31, 2010, $157.0 million and $96.1 million of these commitments represented obligations of the Bank to purchase closed mortgage loans from its members. These commitments are considered derivatives and their estimated fair value is reported in “Note 11 — Derivatives and Hedging Activities” as mortgage delivery commitments. The remaining commitments, if any, obligate the Bank to table fund mortgage loans. These commitments are not considered derivatives and their estimated fair value is reported in “Note 14 — Fair Value” as commitments to extend credit for mortgage loans.

Other Commitments. On February 1, 2011, the Bank entered into an agreement with the Iowa Finance Authority to purchase up to $100 million of taxable single-family mortgage revenue bonds. The agreement expires on December 31, 2011. On September 29, 2011, the Bank entered into an additional agreement with the Iowa Finance Authority to purchase up to $50 million of taxable multi-family mortgage revenue bonds. This agreement expires on December 31, 2012. As of September 30, 2011, the Bank had not purchased any mortgage revenue bonds under these agreements.
As described in “Note 10 — Allowance for Credit Losses”, for managing the inherent credit risk in the MPF program, participating members receive base and performance based credit enhancement fees from the Bank. When the Bank incurs losses for certain MPF products, it reduces performance based credit enhancement fee payments to applicable members until the amount of the loss is recovered up to the limit of the FLA. The FLA is an indicator of the potential losses for which the Bank is liable (before the member's credit enhancement is used to cover losses). The FLA amounted to $123.0 million and $124.8 million at September 30, 2011 and December 31, 2010.
In conjunction with its sale of certain mortgage loans to Fannie Mae through the FHLBank of Chicago in 2009, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $1.2 million by December 31, 2012, $0.8 million by December 31, 2015, and $0.3 million by December 31, 2020. At September 30, 2011, the FHLBank of Chicago had not requested any indemnification payments from the Bank pursuant to this agreement.

Legal Proceedings. The Bank is not currently aware of any material pending legal proceedings other than ordinary routine litigation incidental to the business, to which the Bank is a party or of which any of its property is the subject.

Note 16 — Activities with Stockholders

The Bank is a cooperative whose current members own nearly all of the outstanding capital stock of the Bank. Former members own the remaining capital stock to support business transactions still carried on the Bank's Statements of Condition. All stockholders, including current members and former members, may receive dividends on their capital stock investment to the extent declared by the Bank's Board of Directors.

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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in thousands):

	September 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Interest-bearing deposits	$239	3.2	$239	2.7
Advances	611,818	2.3	567,413	2.0
Mortgage loans	75,458	1.0	74,361	1.0
Capital stock	41,111	1.9	40,230	1.8

Business Concentrations

The Bank has business concentrations with stockholders whose capital stock outstanding is in excess of 10 percent of the Bank's total capital stock outstanding (including mandatorily redeemable capital stock). At September 30, 2011, the Bank did not have any business concentrations with stockholders. At December 31, 2010, the Bank had the following business concentrations with stockholders (dollars in thousands):

	Capital Stock			Interest
Stockholder	Amount	% of Total	Advances	Income[1]
Transamerica Life Insurance Company	$210,250	9.6	$4,500,000	$19,120
Monumental Life Insurance Company[2]	27,800	1.3	400,000	1,221
Total	$238,050	10.9	$4,900,000	$20,341

1	Represents interest income earned on advances during the year ended December 31, 2010.
2	Monumental Life Insurance Company is an affiliate of Transamerica Life Insurance Company.

Note 17 — Activities with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago for its participation in the MPF program. This service fee expense is recorded as an offset to other (loss) income. For the three months ended September 30, 2011 and 2010, the Bank recorded $0.5 million and $0.4 million in service fee expense to the FHLBank of Chicago. For the nine months ended September 30, 2011 and 2010, the Bank recorded $1.5 million and $1.2 million in service fee expense to the FHLBank of Chicago.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The Bank loaned $1.0 billion to the FHLBank of Atlanta during the nine months ended September 30, 2011. The Bank loaned $5.0 million to the FHLBank of Chicago during the nine months ended September 30, 2010. The Bank borrowed $40.0 million from the FHLBank of Chicago during the nine months ended September 30, 2011. The Bank borrowed $500.0 million from the FHLBank of Chicago and $25.0 million from the FHLBank of Cincinnati during the nine months ended September 30, 2010. At September 30, 2011 and December 31, 2010, none of these transactions were outstanding on the Bank's Statements of Condition.

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

•
competitive forces, including without limitation, other sources of funding available to our borrowers that could impact the demand for our advances, other entities purchasing mortgage loans in the secondary mortgage market, and other entities borrowing funds in the capital markets;

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

•	the availability of derivative financial instruments in the quantities needed for risk management purposes from acceptable counterparties;

•	changes in the relative attractiveness of consolidated obligations due to actual or perceived changes in the FHLBanks' credit ratings as well as the U.S. long-term credit rating;

•	the U.S. Government's response to the deficit;

•	increases in borrower defaults on mortgage loans;

•	member failures, or other member changes, including changes resulting from mergers or changes in the principal place of business of members; and

•	changes in our capital structure and capital requirements.

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

Executive Overview

Our Bank is a member-owned cooperative serving shareholder members in a five-state region (Iowa, Minnesota, Missouri, North Dakota, and South Dakota). Our mission is to provide funding and liquidity for our members and eligible housing associates. We fulfill our mission by providing liquidity to our members through advances, supporting residential mortgage lending through the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago), and providing affordable housing programs that create housing opportunities for low and moderate income families. Our member institutions include commercial banks, savings institutions, credit unions, insurance companies, and community development financial institutions.

For the three months ended September 30, 2011, we recorded a net loss of $0.6 million compared to net income of $39.7 million for the same period in 2010. For the nine months ended September 30, 2011, we recorded net income of $44.5 million compared to net income of $83.2 million for the same period in 2010.

Our net loss for the third quarter of 2011 was primarily driven by derivatives and hedging activities. This net loss was attributable to interest rate caps we purchased as economic derivatives to protect or insure our balance sheet against rising interest rates. The drop in long-term interest rates during the third quarter of 2011, as a result of the Federal Reserve's monetary policy actions and the European debt crisis, caused these interest rate caps to lose value. We recorded losses of $38.6 million on these interest rate caps through other (loss) income. Under accounting principles generally accepted in the United States of America (GAAP), we are required to record economic derivatives at fair market value with no fair market value adjustment to the portfolio being hedged. This results in income statement volatility in order to achieve the intended economic benefit.

By comparison, our net income for the third quarter of 2010 included significant advance prepayment fee income on advances prepaid at the option of members. In the third quarter of 2010, these prepayment fees totaled $133.5 million. As a result of the advance prepayments, we repurchased consolidated obligation debt in the market and incurred losses on the extinguishment of debt, recorded in other (loss) income, totaling $127.3 million. The net impact of these transactions was an increase in quarterly income before assessments of $6.2 million.

For the three and nine months ended September 30, 2011, we recorded net interest income, before provision for loan losses, of $65.4 million and $176.4 million compared to $203.8 million and $328.6 million for the same periods in 2010. The decrease in net interest income was mainly due to lower advance interest income, specifically lower advance prepayment fee income, partially offset by lower interest expense. Advance prepayment fee income totaled $1.5 million and $8.4 million during the three and nine months ended September 30, 2011 compared to $133.5 million and $152.4 million for the same periods in 2010. Interest income was also lower due to a decline in interest-earning assets and lower interest rates. Interest expense decreased due to lower average debt outstanding resulting from a smaller balance sheet and lower interest rates. Our net interest margin, excluding the impact of advance prepayment fees, was 0.48 and 0.42 percent for the three and nine months ended September 30, 2011 compared to 0.47 and 0.37 percent for the same periods in 2010. For additional discussion on our net interest income, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Net Interest Income.”

We recorded other losses of $49.9 million and $63.9 million during the three and nine months ended September 30, 2011 compared to other losses of $136.6 million and $171.7 million during the same periods in 2010. The decline in other losses from 2010 to 2011 was primarily due to lower net losses on the extinguishment of debt as fewer advance prepayments reduced our need to extinguish debt. During the three months ended September 30, 2011, we did not extinguish any debt. During the nine months ended September 30, 2011, losses on the extinguishment of debt totaled $4.6 million. During the three and nine months ended September 30, 2010, losses on the extinguishment of debt totaled $127.3 million and $131.3 million.

Other losses were also impacted by our economic derivatives. During 2011 and 2010, we utilized interest rate caps to hedge against rises in interest rates. Due to changes in interest rates, we recorded losses of $38.6 million and $61.9 million on these derivatives during the three and nine months ended September 30, 2011 compared to losses of $10.9 million and $52.3 million for the same periods in 2010. We also utilized interest rate swaps to hedge our trading securities portfolio against changes in fair value. During the three and nine months ended September 30, 2011 and 2010, we recorded losses on these derivatives of $46.1 million and $54.7 million. These losses were partially offset by gains on the related trading securities, resulting in net losses on the positions of $9.3 million and $12.9 million during the three and nine months ended September 30, 2011 compared to net losses of $11.6 million and $34.4 million for the same periods in 2010.

Our total assets decreased $6.0 billion at September 30, 2011 when compared to December 31, 2010 due primarily to a decrease in investment securities and advances. Our investment securities decreased mainly due to principal paydowns on our mortgage-backed securities (MBS) and a reduction in short-term investments. Our advances decreased due to reduced member demand, scheduled maturities, and continuing prepayments. Our total liabilities decreased $5.9 billion at September 30, 2011 when compared to December 31, 2010 due primarily to a decrease in consolidated obligations. As a result of reduced demand for advances and limited investment opportunities, we experienced lower funding needs during the nine months ended September 30, 2011.

As part of evaluating financial performance, we adjust GAAP net income before assessments (GAAP net income) and GAAP net interest income before provision for credit losses (GAAP net interest income) for the impact of (i) market adjustments relating to derivative and hedging activities and instruments held at fair value, (ii) realized gains (losses) on the sale of investment securities, (iii) holding gains (losses) on trading securities, and (iv) other unpredictable transactions, including asset prepayment fees and debt extinguishment losses. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income before provision for credit losses (adjusted net interest income) and adjusted net income before assessments (adjusted net income).

Because our business model is primarily one of holding assets and liabilities to maturity, management believes that the adjusted earnings measure is helpful in understanding our operating results and provides a meaningful period-to-period comparison in contrast to GAAP income, which can be impacted by fair value changes driven by market volatility or transactions that are considered to be unpredictable. Market volatility in our Statements of Income is primarily driven by derivatives and hedging activities as well as investments classified as trading in our Statements of Condition. We utilize derivative instruments as tools to manage interest rate risk, including prepayment risk, and lower funding costs. The use of derivative instruments requires that, on a GAAP basis, we record the changes in fair value of our derivatives instruments and related hedged items (if applicable) in earnings, which can create volatility. We also acquire and classify certain investments as trading securities for liquidity and asset-liability management purposes. The trading classification requires that, on a GAAP basis, we record these securities at fair value with changes in fair value reported through earnings.

For the reasons discussed above, management believes that adjusted earnings represents a longer-term view of our value and performance. As a result, management uses the adjusted earnings measure to assess performance under our incentive compensation plans and to ensure management remains focused on our long-term value and performance. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. While this non-GAAP measure can be used to assist in understanding the components of our earnings, it should not be considered a substitute for results reported under GAAP.

The following table summarizes the reconciliation between GAAP net interest income and adjusted net interest income (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net interest income before provision for credit losses (GAAP)	$65.4	$203.8	$176.4	$328.6
Excludes:
Prepayment fees on advances, net	1.5	133.5	8.4	152.4
Prepayment fees on investments	—	—	14.6	—
Fair value hedging adjustments	0.5	4.5	1.5	0.8
Total adjustments	2.0	138.0	24.5	153.2
Includes items reclassified from other loss:
Net interest (expense) income on economic hedges	(1.9)	2.7	3.5	6.4
Adjusted net interest income before provision for credit losses	$61.5	$68.5	$155.4	$181.8

The following table summarizes the reconciliation between GAAP net income and adjusted net income (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income before assessments (GAAP)	$(0.7)	$54.0	$60.6	$113.2
Excludes:
Adjustments to net interest income (per table above)	2.0	138.0	24.5	153.2
Net gain on trading securities	35.8	8.0	40.3	61.6
Net gain on sale of held-to-maturity securities	6.5	—	6.5	—
Net (loss) gain on consolidated obligations at fair value	(2.5)	3.1	(3.9)	1.9
Net loss on derivatives and hedging activities	(90.2)	(23.6)	(104.3)	(112.8)
Net loss on extinguishment of debt	—	(127.3)	(4.6)	(131.3)
Includes:
Net interest (expense) income on economic hedges	(1.9)	2.7	3.5	6.4
Amortization of hedging costs[1]	(1.6)	—	(4.3)	—
Adjusted net income before assessments	$44.2	$58.5	$101.3	$147.0

1
Beginning in the first quarter of 2011 and on a go forward basis, we have adjusted our GAAP net income to reflect the amortization of upfront payments and any gains or losses on the sale of derivative instruments with an upfront payment over the life of the instrument.

Our adjusted net income decreased $14.3 million and $45.7 million during the three and nine months ended September 30, 2011 when compared to the same periods in 2010. The decrease was primarily due to decreased adjusted net interest income. During the three and nine months ended September 30, 2011, adjusted net interest income decreased $7.0 million and $26.4 million when compared to the same periods in 2010 due mainly to lower average asset volumes and lower interest rates, partially offset by lower interest expense.

Average advance volumes decreased due to reduced member demand, scheduled maturities, and continuing prepayments. Advance demand remained weak primarily due to high deposit levels at member institutions, which serve as a liquidity alternative to advances, and low demand for loans at member institutions. Average investment volumes decreased due primarily to MBS principal paydowns and limited investment opportunities. Average mortgage loan volumes decreased due to principal paydowns exceeding mortgage loan purchases. Our interest expense improved due to lower average debt volumes resulting from a smaller balance sheet and lower interest rates.

The decrease in adjusted net income during the three and nine months ended September 30, 2011 when compared to the same periods in 2010 was also due to an increased provision for credit losses on mortgage loans and losses on the sale of real estate owned (REO). We recorded a provision for credit losses of $2.0 million and $9.2 million during the three and nine months ended September 30, 2011 compared to $1.6 million and $5.0 million for the same periods in 2010. The provision during both periods of 2011 was driven primarily by increased loss severities, management's expectation that loans migrating to REO and loss severities will likely increase in the future, and decreased availability of performance-based credit enhancement fees. During the nine months ended September 30, 2011, the provision was also impacted by certain refinements made to our allowance for credit losses model during the first quarter of 2011. In addition, due to continued deterioration in real estate values, we recorded $0.1 million and $1.9 million of losses on the sale of REO during the three and nine months ended September 30, 2011 compared to gains of $0.9 million and $5.6 million during the same periods in 2010.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Conditions in the Financial Markets

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND DECEMBER 31, 2010

Economy and Capital Markets

During the first half of 2011, the U.S. domestic economy continued its slow recovery from the recent financial crisis. Exports of U.S. manufactured goods, growth in equipment and software, strong corporate profits, and the availability of credit to larger non-financial corporations supported the recovery. However, the pace of the economic expansion reflected the damping effect of slow growth in consumer spending, continued pressure on housing prices, and limited access to credit by small businesses. Economic growth was negatively affected by high unemployment rates and weaker than expected long-term labor market indicators. Concerns about the financial stability of Greece, Ireland, Italy and Spain, as well as the slower than expected domestic economic recovery, triggered a continued flight to quality in the capital markets during the first half of 2011 as investors moved assets into short-term U.S. Treasuries and agency securities.

During the third quarter of 2011, economic growth continued to be negatively affected by high unemployment rates and concerns in Europe continued the flight to quality. In its September 21, 2011 statement, the Federal Open Market Committee (FOMC) noted that it expects some pickup in the pace of economic recovery over coming quarters and anticipates that the unemployment rate will gradually decline. It also anticipates that inflation will settle over coming quarters to levels at or below those consistent with its dual mandate as the effects of past energy and other commodity price increases dissipate further.

Mortgage Markets

The sluggish economic recovery resulted in minimal growth for new consumer, mortgage, and commercial loans during the third quarter of 2011. Despite low mortgage interest rates, access to mortgage credit remained limited as a result of tight credit policies, lower home prices, and high unemployment levels. The imbalance between housing supply and demand, the substantial backlog of vacant properties for sale, and the significant proportion of distressed property sales kept downward pressure on housing prices throughout the third quarter of 2011. To help bolster conditions in the mortgage markets, the FOMC continued to reinvest principal payments from its holdings of agency debt and agency MBS into agency MBS.

Interest Rates

The following table shows information on key average market interest rates:

	Third Quarter 2011 3-Month Average	Third Quarter 2010 3-Month Average	Third Quarter 2011 9-Month Average	Third Quarter 2010 9-Month Average	December 31, 2010 Ending Rate
Federal funds[1]	0.08%	0.19%	0.11%	0.17%	0.13%
Three-month LIBOR[1]	0.30	0.38	0.29	0.36	0.30
2-year U.S. Treasury[1]	0.27	0.53	0.50	0.76	0.60
10-year U.S. Treasury[1]	2.40	2.77	3.00	3.31	3.30
30-year residential mortgage note[1]	4.32	4.45	4.61	4.79	4.86

1	Source is Bloomberg.

The Federal Reserve's key targeted interest rate, the Federal funds rate, maintained a range of 0.00 to 0.25 percent throughout the third quarter of 2011. In its September 21, 2011 statement, the FOMC noted that it currently anticipates that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate at least through mid-2013. Average three-month LIBOR remained historically low throughout the first half of 2011. During the third quarter of 2011, average three-month LIBOR began to steadily increase. Because a considerable portion of our assets and liabilities are directly tied to short-term interest rates, our interest income and interest expense were affected by changes in short-term interest rates throughout 2011. Average U.S. Treasury yields were generally lower throughout 2011 when compared to 2010. Mortgage rates generally moved in tandem with the U.S. Treasury market during 2011.

To support a stronger economic recovery and to help ensure that inflation, over time, is at levels consistent with the Federal Reserve's dual mandate, the FOMC decided to extend the average maturity of its holdings of securities. The FOMC intends to purchase, by the end of June 2012, $400 billion of U.S. Treasury securities with remaining maturities of 6 to 30 years and to sell an equal amount of U.S. Treasury securities with remaining maturities of 3 years or less. This program, known as "Operation Twist", was implemented by the Federal Reserve to help make broader financial conditions more accommodative. In addition, the FOMC will maintain its existing policy of rolling over maturing U.S. Treasury securities at auction.

Funding Spreads

	Third Quarter 2011 3-Month Average	Third Quarter 2010 3-Month Average	Third Quarter 2011 9-Month Average	Third Quarter 2010 9-Month Average	December 31, 2010 Ending Spread
FHLB spreads to LIBOR (basis points)[1]
3-month	(21.6)	(17.6)	(17.0)	(16.5)	(11.3)
2-year	(9.1)	(4.9)	(6.9)	(6.7)	(5.6)
5-year	7.2	5.4	4.9	6.9	9.9
10-year	47.9	44.1	41.2	43.2	39.9

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During the third quarter of 2011, our shorter-term funding spreads relative to LIBOR improved, despite a downgrade of our long-term credit rating by S&P on August 8, 2011 following the downgrade of the U.S. Government's long-term sovereign rating. The improvement was primarily due to a rally in U.S. Treasuries, a widening of short-term swap levels, and continued investor interest in high-quality, low-risk investments. Our longer-term funding spreads relative to LIBOR were less favorable throughout the third quarter of 2011 as a result of decreased investor appetite resulting from ongoing uncertainty in the financial markets. Due to the current funding environment, we continued to utilize callable debt and discount notes throughout the third quarter of 2011 to neutralize our risk profile and restructure our funding levels to more closely match the projected cash flows of our mortgage assets.

Selected Financial Data

The following table presents a summary of our Statements of Condition data for the periods indicated (dollars in millions):

Statements of Condition	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
(dollars in millions)
Investments[1]	$14,696	$15,601	$17,381	$18,639	$20,240
Advances	27,069	27,939	27,963	29,253	32,014
Mortgage loans held for portfolio, gross	7,351	7,244	7,220	7,434	7,556
Allowance for credit losses	(20)	(19)	(18)	(13)	(7)
Total assets	49,557	51,575	52,841	55,569	60,068
Consolidated obligations
Discount notes	5,672	8,602	3,928	7,208	7,471
Bonds	39,782	38,568	44,289	43,791	47,518
Total consolidated obligations[2]	45,454	47,170	48,217	50,999	54,989
Mandatorily redeemable capital stock	7	7	7	7	5
Capital stock — Class B putable[3]	2,107	2,140	2,118	2,183	2,296
Retained earnings	552	568	565	556	529
Accumulated other comprehensive income	135	93	64	91	147
Total capital	2,794	2,801	2,747	2,830	2,972

1
Investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $696.6 billion, $727.4 billion, $765.9 billion, $796.3 billion, and $805.9 billion at September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively.

3
Total capital stock includes excess capital stock of $62.5 million, $57.9 million, $58.4 million, $57.7 million, and $60.5 million at September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively.

The following table presents a summary of our Statements of Income data and Selected Financial Ratios for the periods indicated (dollars in millions):

	For the Three Months Ended
Statements of Income	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
(dollars in millions)
Net interest income[1]	$65.4	$48.9	$62.1	$86.3	$203.8
Provision for credit losses on mortgage loans	2.0	1.6	5.6	6.5	1.6
Other (loss) income[2]	(49.9)	(7.5)	(6.5)	10.2	(136.6)
Other expense	14.2	13.9	14.6	22.1	11.6
Net (loss) income	(0.6)	19.1	26.0	49.8	39.7
Selected Financial Ratios[3]
Net interest spread[4]	0.42%	0.28%	0.37%	0.51%	1.27%
Net interest margin[5]	0.50	0.36	0.46	0.58	1.35
Return on average equity	(0.09)	2.75	3.79	6.80	5.32
Return on average capital stock	(0.12)	3.58	4.93	8.87	6.87
Return on average assets	—	0.14	0.19	0.34	0.26
Average equity to average assets	5.38	5.14	5.08	4.99	4.93
Regulatory capital ratio[6]	5.38	5.26	5.09	4.94	4.71
Dividend payout ratio[7]	N/A	82.60	64.91	46.26	29.15

1	Represents net interest income before the provision for credit losses on mortgage loans.
2
Other (loss) income includes, among other things, net gains (losses) on trading securities, net (losses) gains on consolidated obligations held at fair value, net losses on derivatives and hedging activities, and net losses on the extinguishment of debt.

3	Amounts used to calculate selected financial ratios are based on numbers in thousands. Accordingly, recalculations using numbers in millions may not produce the same results.
4	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.
5	Represents net interest income expressed as a percentage of average interest-earning assets.
6
Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

7	Represents dividends declared and paid in the stated period expressed as a percentage of net income in the stated period.

Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Net (Loss) Income

The following table presents comparative highlights of our net (loss) income for the three and nine months ended September 30, 2011 and 2010 (dollars in millions). These items are further described in the sections that follow.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Net interest income before provision	$65.4	$203.8	$(138.4)	(67.9)%	$176.4	$328.6	$(152.2)	(46.3)%
Provision for credit losses on mortgage loans	2.0	1.6	0.4	25.0	9.2	5.6	3.6	64.3
Other loss	(49.9)	(136.6)	86.7	(63.5)	(63.9)	(171.7)	107.8	(62.8)
Other expense	14.2	11.6	2.6	22.4	42.7	38.1	4.6	12.1
Assessments	(0.1)	14.3	(14.4)	(100.7)	16.1	30.0	(13.9)	(46.3)
Net (loss) income	$(0.6)	$39.7	$(40.3)	(101.5)%	$44.5	$83.2	$(38.7)	(46.5)%

Net Interest Income

Our net interest income is primarily impacted by changes in average asset and liability balances, and the related yields and costs, as well as returns on invested capital. Net interest income is managed within the context of tradeoff between market risk and return.

The following table presents average balances and rates of major interest rate sensitive asset and liability categories for the three months ended September 30, 2011 and 2010 (dollars in millions):

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$474	0.11%	$0.2	$159	0.28%	$0.1
Securities purchased under agreements to resell	1,417	0.04	0.2	1,828	0.20	0.9
Federal funds sold	2,154	0.07	0.4	1,425	0.15	0.5
Short-term investments	61	0.11	—	203	0.28	0.2
Mortgage-backed securities[2]	9,554	2.18	52.6	12,832	2.33	75.3
Other investments[2,3]	3,169	2.23	17.8	3,128	2.36	18.5
Advances[4,5]	27,635	0.91	63.3	32,306	2.86	232.5
Mortgage loans[6]	7,262	4.48	82.0	7,553	4.67	89.0
Total interest-earning assets	51,726	1.66	216.5	59,434	2.78	417.0
Non-interest-earning assets	480	—	—	489	—	—
Total assets	$52,206	1.65%	$216.5	$59,923	2.76%	$417.0
Interest-bearing liabilities
Deposits	$922	0.04%	$0.1	$1,457	0.10%	$0.4
Consolidated obligations
Discount notes[5]	7,714	0.07	1.4	6,373	0.17	2.7
Bonds[5]	39,740	1.49	149.6	48,201	1.73	210.1
Other interest-bearing liabilities	6	2.97	—	6	2.03	—
Total interest-bearing liabilities	48,382	1.24	151.1	56,037	1.51	213.2
Non-interest-bearing liabilities	1,013	—	—	930	—	—
Total liabilities	49,395	1.21	151.1	56,967	1.48	213.2
Capital	2,811	—	—	2,956	—	—
Total liabilities and capital	$52,206	1.15%	$151.1	$59,923	1.41%	$213.2
Net interest income and spread		0.42%	$65.4		1.27%	$203.8
Net interest margin[7]		0.50%			1.35%
Average interest-earning assets to interest-bearing liabilities		106.91%			106.06%
Composition of net interest income
Asset-liability spread		0.44%	$56.8		1.28%	$192.7
Earnings on capital		1.21%	8.6		1.48%	11.1
Net interest income			$65.4			$203.8

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties.
2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.
3
Other investments include: TLGP investments, taxable municipal bonds, other U.S. obligations, government-sponsored enterprise (GSE) obligations, state or local housing agency obligations, Private Export Funding Corporation (PEFCO) bonds, and an equity investment in a Small Business Investment Company (SBIC).

4	Advance interest income includes advance prepayment fee income of $1.5 million and $133.5 million during the three months ended September 30, 2011 and 2010.
5	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.
6	Nonperforming mortgage loans are included in the average balance used to determine average yield.
7	Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and rates of major interest rate sensitive asset and liability categories for the nine months ended September 30, 2011 and 2010 (dollars in millions):

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$244	0.14%	$0.3	$113	0.30%	$0.2
Securities purchased under agreements to resell	1,518	0.09	1.0	1,119	0.18	1.5
Federal funds sold	2,802	0.10	2.2	3,297	0.16	3.8
Short-term investments	71	0.13	0.1	505	0.44	1.7
Mortgage-backed securities[2,3]	10,176	2.42	183.8	12,878	2.15	207.2
Other investments[2,4]	3,187	2.26	53.8	4,038	2.16	65.1
Advances[5,6]	28,061	0.98	205.5	33,146	1.86	460.0
Mortgage loans[7]	7,255	4.57	247.9	7,568	4.82	272.6
Loans to other FHLBanks	4	0.04	—	—	—	—
Total interest-earning assets	53,318	1.74	694.6	62,664	2.16	1,012.1
Non-interest-earning assets	449	—	—	383	—	—
Total assets	$53,767	1.73%	$694.6	$63,047	2.15%	$1,012.1
Interest-bearing liabilities
Deposits	$1,029	0.05%	$0.4	$1,356	0.09%	$0.9
Consolidated obligations
Discount notes[6]	7,394	0.08	4.5	6,741	0.14	7.2
Bonds[6]	41,651	1.65	513.2	50,836	1.78	675.3
Other interest-bearing liabilities	7	3.07	0.1	9	1.61	0.1
Total interest-bearing liabilities	50,081	1.38	518.2	58,942	1.55	683.5
Non-interest-bearing liabilities	890	—	—	1,195	—	—
Total liabilities	50,971	1.36	518.2	60,137	1.52	683.5
Capital	2,796	—	—	2,910	—	—
Total liabilities and capital	$53,767	1.29%	$518.2	$63,047	1.45%	$683.5
Net interest income and spread		0.36%	$176.4		0.61%	$328.6
Net interest margin[8]		0.44%			0.70%
Average interest-earning assets to interest-bearing liabilities		106.46%			106.32%
Composition of net interest income
Asset-liability spread		0.37%	$148.0		0.63%	$295.5
Earnings on capital		1.36%	28.4		1.52%	33.1
Net interest income			$176.4			$328.6

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties.
2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.
3	MBS interest income includes a $14.6 million prepayment fee during the nine months ended September 30, 2011 as a result of an AFS MBS prepayment.
4
Other investments include: TLGP investments, taxable municipal bonds, other U.S. obligations, government-sponsored enterprise (GSE) obligations, state or local housing agency obligations, PEFCO bonds, and an equity investment in a SBIC.

5	Advance interest income includes advance prepayment fee income of $8.4 million and $152.4 million during the nine months ended September 30, 2011 and 2010.
6	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.
7	Nonperforming mortgage loans are included in the average balance used to determine average yield.
8	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Variance For the Three Months Ended			Variance For the Nine Months Ended
	September 30, 2011 vs. September 30, 2010			September 30, 2011 vs. September 30, 2010
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$0.2	$(0.1)	$0.1	$0.3	$(0.2)	$0.1
Securities purchased under agreements to resell	(0.2)	(0.5)	(0.7)	0.4	(0.9)	(0.5)
Federal funds sold	0.2	(0.3)	(0.1)	(0.4)	(1.2)	(1.6)
Short-term investments	(0.1)	(0.1)	(0.2)	(0.9)	(0.7)	(1.6)
Mortgage-backed securities	(18.1)	(4.6)	(22.7)	(47.2)	23.8	(23.4)
Other investments	0.3	(1.0)	(0.7)	(14.2)	2.9	(11.3)
Advances	(29.6)	(139.6)	(169.2)	(62.3)	(192.2)	(254.5)
Mortgage loans	(3.4)	(3.6)	(7.0)	(11.0)	(13.7)	(24.7)
Total interest income	(50.7)	(149.8)	(200.5)	(135.3)	(182.2)	(317.5)
Interest expense
Deposits	(0.1)	(0.2)	(0.3)	(0.2)	(0.3)	(0.5)
Consolidated obligations
Discount notes	0.5	(1.8)	(1.3)	0.6	(3.3)	(2.7)
Bonds	(33.8)	(26.7)	(60.5)	(115.4)	(46.7)	(162.1)
Total interest expense	(33.4)	(28.7)	(62.1)	(115.0)	(50.3)	(165.3)
Net interest income	$(17.3)	$(121.1)	$(138.4)	$(20.3)	$(131.9)	$(152.2)

Our net interest income is made up of two components: asset-liability spread and earnings on capital.

ASSET-LIABILITY SPREAD

Asset-liability spread equals the yield on total assets minus the cost of total liabilities. For the three and nine months ended September 30, 2011, our asset-liability spread was 0.44 and 0.37 percent compared to 1.28 and 0.63 percent for the same periods in 2010. The majority of our asset-liability spread is driven by our net interest spread. For the three and nine months ended September 30, 2011, our net interest spread was 0.42 and 0.36 percent compared to 1.27 and 0.61 percent for the same periods in 2010. Our net interest spread was primarily impacted by lower advance prepayment fee income, lower interest rates, and decreased average interest-earning asset and interest-bearing liability volumes. The composition of our interest income and interest expense is discussed below.

Advances

Interest income on advances (including prepayment fees on advances, net) decreased 73 and 55 percent during the three and nine months ended September 30, 2011 when compared to the same periods in 2010 due primarily to lower prepayment fee income and lower interest rates. Advance prepayment fee income decreased to $1.5 million and $8.4 million during the three and nine months ended September 30, 2011 from $133.5 million and $152.4 million during the same periods in 2010 due to fewer advance prepayments.

Bonds

Interest expense on bonds decreased 29 and 24 percent during the three and nine months ended September 30, 2011 when compared to the same periods in 2010 due to lower average volumes and lower interest rates. Average bond volumes decreased due to reduced demand for advances, limited investment opportunities, and us calling certain higher-costing bonds and replacing this debt with discount notes.

Investments

Interest income on investments decreased 26 and 14 percent during the three and nine months ended September 30, 2011 when compared to the same periods in 2010 primarily due to lower average volumes resulting from MBS principal paydowns and limited investment opportunities. During the three and nine months ended September 30, 2010, we also sold certain TLGP debt investments and taxable municipal bonds. The decrease in investment income during the nine months ended September 30, 2011 was partially offset by us receiving a $14.6 million prepayment fee for the prepayment of an AFS MBS during the first quarter of 2011.

Mortgage Loans

Interest income on mortgage loans decreased 8 and 9 percent during the three and nine months ended September 30, 2011 when compared to the same periods in 2010 due to lower interest rates and lower average volumes. Average mortgage loan volumes decreased due to principal paydowns exceeding mortgage loan purchases.

EARNINGS ON CAPITAL

Our earnings on capital decreased during the three and nine months ended September 30, 2011 when compared to the same periods in 2010 due to decreased average capital and lower interest rates. For the three and nine months ended September 30, 2011, earnings on invested capital amounted to $8.6 million and $28.4 million compared to $11.1 million and $33.1 million for the same periods in 2010.

PROVISION FOR CREDIT LOSS ON MORTGAGE LOANS HELD FOR PORTFOLIO

During the three and nine months ended September 30, 2011, we recorded a provision for credit losses of $2.0 million and $9.2 million, bringing our allowance for credit losses to $20.0 million at September 30, 2011. The provision during both periods of 2011 was driven primarily by increased loss severities, management's expectation that loans migrating to REO and loss severities will likely increase in the future, and decreased availability of performance-based credit enhancement fees. During the nine months ended September 30, 2011, the provision was also impacted by certain refinements made to our allowance for credit losses model during the first quarter of 2011.

Other (Loss) Income

The following table summarizes the components of other (loss) income (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service fees	$0.3	$0.3	$0.9	$1.2
Net gain on trading securities	35.8	8.0	40.3	61.6
Net gain on sale of held-to-maturity securities	6.5	—	6.5	—
Net (loss) gain on consolidated obligations held at fair value	(2.5)	3.1	(3.9)	1.9
Net loss on derivatives and hedging activities	(90.2)	(23.6)	(104.3)	(112.8)
Net loss on extinguishment of debt	—	(127.3)	(4.6)	(131.3)
Other, net	0.2	2.9	1.2	7.7
Total other loss	$(49.9)	$(136.6)	$(63.9)	$(171.7)

Other (loss) income can be volatile from period to period depending on the type of financial activity recorded. For the three and nine months ended September 30, 2011 and 2010, other (loss) income was primarily impacted by net losses on the extinguishment of debt, net losses on derivatives and hedging activities, and net gains on trading securities.

During the three months ended September 30, 2011, we did not extinguish any debt. During the nine months ended September 30, 2011, we extinguished bonds with a total par value of $33.0 million and recorded losses of $4.6 million. During the three and nine months ended September 30, 2010, we utilized advance prepayment fees to extinguish $1.0 billion and $1.1 billion of bonds that were funding prepaid advances and recorded losses of $127.3 million and $131.3 million.

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition and to achieve our risk management objectives. During the three and nine months ended September 30, 2011, we recorded net losses of $90.2 million and $104.3 million on our derivatives and hedging activities compared to net losses of $23.6 million and $112.8 million for the same periods in 2010. The change between periods was mainly due to economic derivatives. During the three and nine months ended September 30, 2011, net losses on economic derivatives were $87.0 million and $108.7 million compared to net losses of $12.1 million and $104.6 million during the same periods in 2010. The majority of these losses were due to the effect of changes in interest rates on interest rate caps economically hedging our mortgage asset portfolio and interest rate swaps economically hedging our trading securities portfolio. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for a more detailed discussion of our economic hedging activity.

At September 30, 2011 and December 31, 2010, our trading securities amounted to $1.4 billion and $1.5 billion. Trading securities are recorded at fair value with changes in fair value reflected through other (loss) income. During the three and nine months ended September 30, 2011, we recorded net gains of $35.8 million and $40.3 million on our trading securities compared to net gains of $8.0 million and $61.6 million during the same periods in 2010. Net gains on trading securities include both realized gains from the sale of trading securities and holding gains. Realized gains on trading securities decreased $3.9 million and $27.6 million during the three and nine months ended September 30, 2011 when compared to the same periods in 2010 due to fewer investment sales. Holding gains increased $31.9 million and $6.4 million during the three and nine months ended September 30, 2011 when compared to the same periods in 2010 due to the effect of changes in interest rates.

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

If a hedging activity does not qualify for hedge accounting treatment, we record the hedging instrument's components of interest income and expense, together with the effect of changes in fair value as a component of other (loss) income in “Net loss on derivatives and hedging activities”; however, there is no corresponding fair value adjustment for the hedged asset or liability unless changes in the fair value of the asset or liability are normally marked to fair value through earnings (i.e. trading securities and fair value option instruments).

Since the accounting for derivatives and hedging activities affects the timing and recognition of income or expense through net interest income and other (loss) income, we may be subject to volatility in our Statements of Income.

The following tables categorize the net effect of hedging activities on net income by product for the three months ended September 30, 2011 and 2010 (dollars in millions):

	Three Months Ended September 30, 2011
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(5.8)	$—	$(0.6)	$12.4	$—	$—	$6.0
Net interest settlements	(79.8)	(2.9)	—	68.9	—	—	(13.8)
Total net interest income	(85.6)	(2.9)	(0.6)	81.3	—	—	(7.8)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	2.1	(2.9)	—	(2.4)	—	—	(3.2)
(Losses) gains on economic hedges	(0.2)	(46.6)	(0.2)	(1.0)	(0.4)	(38.6)	(87.0)
Total net gain (loss) on derivatives and hedging activities	1.9	(49.5)	(0.2)	(3.4)	(0.4)	(38.6)	(90.2)
Subtotal	(83.7)	(52.4)	(0.8)	77.9	(0.4)	(38.6)	(98.0)
Net gain on trading securities[2]	—	36.8	—	—	—	—	36.8
Net loss on consolidated obligations held at fair value	—	—	—	(1.7)	(0.8)	—	(2.5)
Total net effect of hedging activities	$(83.7)	$(15.6)	$(0.8)	$76.2	$(1.2)	$(38.6)	$(63.7)

	Three Months Ended September 30, 2010
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(45.1)	$—	$(0.8)	$12.0	$—	$—	$(33.9)
Net interest settlements	(93.5)	(1.6)	—	83.0	—	—	(12.1)
Total net interest income	(138.6)	(1.6)	(0.8)	95.0	—	—	(46.0)
Net (Loss) Gain on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	1.6	—	—	(13.1)	—	—	(11.5)
(Losses) gains on economic hedges	(0.1)	(19.6)	(0.3)	4.7	—	3.2	(12.1)
Total net gain (loss) on derivatives and hedging activities	1.5	(19.6)	(0.3)	(8.4)	—	3.2	(23.6)
Subtotal	(137.1)	(21.2)	(1.1)	86.6	—	3.2	(69.6)
Net gain on trading securities[2]	—	8.0	—	—	—	—	8.0
Net gain on consolidated obligations held at fair value	—	—	—	3.1	—	—	3.1
Net amortization[3]	—	—	—	15.7	—	—	15.7
Total net effect of hedging activities	$(137.1)	$(13.2)	$(1.1)	$105.4	$—	$3.2	$(42.8)

1	Represents the amortization/accretion of basis adjustments on closed hedge relationships included in net interest income.
2
Represents the gains on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changing market prices. As a result, this line item may not agree to the Statements of Income.

3	Represents the amortization/accretion of basis adjustments on closed hedge relationships included in other (loss) income.

The following tables categorize the net effect of hedging activities on net income by product for the nine months ended September 30, 2011 and 2010 (dollars in millions):

	Nine Months Ended September 30, 2011
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(22.9)	$—	$(1.9)	$30.3	$—	$—	$5.5
Net interest settlements	(242.8)	(8.7)	—	210.0	—	—	(41.5)
Total net interest income	(265.7)	(8.7)	(1.9)	240.3	—	—	(36.0)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	6.3	(2.7)	—	0.8	—	—	4.4
(Losses) gains on economic hedges	(0.2)	(54.7)	(0.6)	10.1	(0.1)	(63.2)	(108.7)
Total net gain (loss) on derivatives and hedging activities	6.1	(57.4)	(0.6)	10.9	(0.1)	(63.2)	(104.3)
Subtotal	(259.6)	(66.1)	(2.5)	251.2	(0.1)	(63.2)	(140.3)
Net gain on trading securities[2]	—	41.8	—	—	—	—	41.8
Net loss on consolidated obligations held at fair value	—	—	—	(3.0)	(0.9)	—	(3.9)
Net amortization[3]	—	—	—	(0.5)	—	—	(0.5)
Total net effect of hedging activities	$(259.6)	$(24.3)	$(2.5)	$247.7	$(1.0)	$(63.2)	$(102.9)

	Nine Months Ended September 30, 2010
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(66.4)	$—	$(1.6)	$25.3	$—	$—	$(42.7)
Net interest settlements	(302.2)	(5.0)	—	257.3	—	—	(49.9)
Total net interest income	(368.6)	(5.0)	(1.6)	282.6	—	—	(92.6)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	2.7	(0.1)	—	(10.8)	—	—	(8.2)
(Losses) gains on economic hedges	(0.9)	(92.1)	(1.0)	26.6	—	(37.2)	(104.6)
Total net gain (loss) on derivatives and hedging activities	1.8	(92.2)	(1.0)	15.8	—	(37.2)	(112.8)
Subtotal	(366.8)	(97.2)	(2.6)	298.4	—	(37.2)	(205.4)
Net gain on trading securities[2]	—	57.7	—	—	—	—	57.7
Net gain on consolidated obligations held at fair value	—	—	—	1.9	—	—	1.9
Net amortization[3]	—	—	—	15.7	—	—	15.7
Total net effect of hedging activities	$(366.8)	$(39.5)	$(2.6)	$316.0	$—	$(37.2)	$(130.1)

1	Represents the amortization/accretion of basis adjustments on closed hedge relationships included in net interest income.
2
Represents the gains on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changing market prices. As a result, this line item may not agree to the Statements of Income.

3	Represents the amortization/accretion of basis adjustments on closed hedge relationships included in other (loss) income.

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities. Advance amortization decreased during the three and nine months ended September 30, 2011 when compared to the same periods in 2010 due primarily to fewer advance prepayments. When an advance prepays, we terminate the hedge relationship and fully amortize the remaining basis adjustment through earnings.

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

(LOSSES) GAINS ON ECONOMIC HEDGES

Derivatives accounted for as economic hedges are used to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition. Changes in (losses) gains on economic hedges are primarily driven by changes in interest rates and volatility as well as the amount of economic hedges outstanding. Economic hedges do not qualify for hedge accounting and, as a result, we record a fair market value gain or loss on the derivative instrument without recording the corresponding loss or gain on the hedged item. For certain assets and liabilities (i.e. trading securities and fair value option instruments), fair market value gains and losses on the economic hedges generally offset the losses and gains on the related asset or liability. In addition, interest accruals on the economic hedges are recorded as a component of other (loss) income instead of a component of net interest income. Losses and gains on economic hedges were primarily impacted by the following items:

Balance Sheet

•
We held interest rate caps on our balance sheet in order to protect against increases in interest rates on our mortgage assets. During the three and nine months ended September 30, 2011, due to decreases in interest rates and market volatility, we recorded $38.6 million and $61.9 million in losses on these interest rate caps compared to losses of $10.9 million and $52.3 million for the same periods in 2010. We paid $75.3 million in premiums to acquire the interest rate caps that were outstanding at September 30, 2011. This premium cost is effectively amortized over the life of the derivative through the monthly mark-to-market adjustments. The fair value of these interest rate caps was $19.8 million at September 30, 2011.

•
During 2010, we held interest rate floors on our balance sheet in order to protect against decreases in interest rates on our mortgage assets. Due to a decrease in interest rates and market volatility, we recorded $14.1 million and $15.1 million in gains on these interest rate floors during the three and nine months ended September 30, 2010.

Investments

•
We held interest rate swaps on our balance sheet as economic hedges against changes in the fair value of a portion of our trading securities indexed to LIBOR. Due to changes in interest rates, we recorded $42.3 million and $43.3 million in losses on the economic derivatives during the three and nine months ended September 30, 2011, coupled with $3.8 million and $11.4 million of interest expense accruals. In general, the losses on the economic derivatives are offset by the gains on the trading securities. During the three and nine months ended September 30, 2011, gains on the trading securities were $36.8 million and $41.8 million, resulting in overall net losses of $9.3 million and $12.9 million on these positions. During the three and nine months ended September 30, 2010, we recorded $15.5 million and $72.6 million in losses on the economic derivatives, coupled with $4.1 million and $19.5 million of interest expense accruals, and recorded gains on the trading securities of $8.0 million and $57.7 million. This resulted in overall net losses of $11.6 million and $34.4 million on these positions during the three and nine months ended September 30, 2010.

Bonds

•
During the three and nine months ended September 30, 2011, interest income accruals on economic bond hedges decreased to $2.0 million and $15.8 million from $7.1 million and $27.0 million for the same periods in 2010 due to changes in interest rates.

Statements of Condition

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

Financial Highlights

Our total assets decreased to $49.6 billion at September 30, 2011 from $55.6 billion at December 31, 2010. Our total liabilities decreased to $46.8 billion at September 30, 2011 from $52.7 billion at December 31, 2010. Total capital was $2.8 billion at September 30, 2011 and December 31, 2010. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	September 30, 2011	December 31, 2010
Commercial banks	$11,245	$12,821
Thrifts	1,075	1,540
Credit unions	763	707
Insurance companies	12,609	12,783
Total member advances	25,692	27,851
Housing associates	268	500
Non-member borrowers	140	152
Total par value	$26,100	$28,503

Our advances decreased seven percent at September 30, 2011 when compared to December 31, 2010. The decrease was primarily due to reduced member demand, scheduled maturities, and continuing prepayments. Advance demand remained weak primarily due to high deposit levels at member institutions, which serve as a liquidity alternative to advances, and low demand for loans at member institutions.

The following table summarizes our advances by product type (dollars in millions):

	September 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Variable rate	$7,976	30.6%	$8,570	30.1%
Fixed rate	17,702	67.8	19,503	68.4
Amortizing	422	1.6	430	1.5
Total par value	26,100	100.0%	28,503	100.0%
Fair value hedging adjustments
Cumulative fair value gain on existing hedges	900		663
Basis adjustments from terminated and ineffective hedges	69		87
Total advances	$27,069		$29,253

Cumulative fair value gains on existing hedges increased $236.6 million at September 30, 2011 when compared to December 31, 2010 due primarily to a decrease in interest rates. Generally, the cumulative fair value gains on advances are offset by the fair value losses on the related derivative contracts. Basis adjustments from terminated and ineffective hedges decreased $17.7 million at September 30, 2011 when compared to December 31, 2010 due primarily to the normal amortization of existing basis adjustments.

At September 30, 2011 and December 31, 2010, advances outstanding to our five largest member borrowers totaled $11.4 billion and $12.7 billion, representing 44 and 45 percent of our total advances outstanding. The Federal Home Loan Bank Act of 1932 (FHLBank Act) requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Bank management has policies and procedures in place to manage this credit risk. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	September 30, 2011	December 31, 2010
Fixed rate conventional loans	$6,898	$7,033
Fixed rate government-insured loans	404	370
Total unpaid principal balance	7,302	7,403
Premiums	69	64
Discounts	(33)	(41)
Basis adjustments from mortgage loan commitments	13	8
Allowance for credit losses	(20)	(13)
Total mortgage loans held for portfolio, net	$7,331	$7,421

Our mortgage loans decreased one percent at September 30, 2011 when compared to December 31, 2010. The decrease was primarily due to principal paydowns exceeding mortgage loan purchases. During the third quarter of 2011, our MPF purchase activity increased as mortgage rates fell and borrowers had incentive to refinance.

At September 30, 2011 and December 31, 2010, mortgage loans acquired from Superior Guaranty Insurance Company (Superior), an affiliate of Wells Fargo Bank, N.A., amounted to $2.9 billion and $3.5 billion. We have not purchased any mortgage loans from Superior since 2004.

Effective March 28, 2011, based on a decision of the MPF Governance Committee, participating MPF FHLBanks are now allowed to adjust the base price of MPF loan products established by the FHLBank of Chicago. As a result, beginning in the second quarter of 2011, we began to monitor daily market conditions and make price adjustments to our MPF loan products when necessary.

During the nine months ended September 30, 2011, we recorded an additional provision for credit losses of $9.2 million. The provision was driven by increased loss severities, management's expectation that loans migrating to REO and loss severities will likely increase in the future, certain refinements made to our allowance for credit losses model during the first quarter of 2011, and decreased availability of performance-based credit enhancement fees resulting from an increase in charge-off activity and a decline in master commitment balances. For additional discussion on our mortgage loan credit risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the book value of our investments (dollars in millions):

	September 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Short-term investments
Interest-bearing deposits	$2	—%	$1	—%
Securities purchased under agreements to resell	1,500	10.2	1,550	8.3
Federal funds sold	690	4.7	2,025	10.9
Negotiable certificates of deposit	—	—	335	1.8
TLGP	93	0.6	—	—
Total short-term investments	2,285	15.5	3,911	21.0
Long-term investments
Mortgage-backed securities
Government-sponsored enterprises	9,027	61.4	11,301	60.6
Other U.S. obligations	29	0.2	34	0.2
Private-label	52	0.4	59	0.3
Total mortgage-backed securities	9,108	62.0	11,394	61.1
Non-mortgage-backed securities
Interest-bearing deposits	5	—	8	0.1
Government-sponsored enterprise obligations	928	6.3	835	4.5
Other U.S. obligations	176	1.2	176	0.9
State or local housing agency obligations	92	0.6	107	0.6
TLGP	1,574	10.7	1,780	9.5
Taxable municipal bonds	476	3.3	424	2.3
Other	52	0.4	4	—
Total non-mortgage-backed securities	3,303	22.5	3,334	17.9
Total long-term investments	12,411	84.5	14,728	79.0
Total investments	$14,696	100.0%	$18,639	100.0%

Our investments decreased 21 percent at September 30, 2011 when compared to December 31, 2010. The decrease was primarily due to principal paydowns on our MBS and a reduction in short-term investments. Throughout the third quarter of 2011, attractive investment opportunities remained limited as a result of the low interest rate environment.

We evaluate AFS and HTM securities in an unrealized loss position for other-than-temporary impairment (OTTI) on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, we perform analyses to determine if any of these securities are other-than-temporarily impaired.

Refer to “Item 1. Financial Statements — Note 7 — Other-Than-Temporary Impairment” for a discussion of our OTTI analyses performed at September 30, 2011. As a result of our analysis, we determined that all gross unrealized losses on our investment portfolio are temporary. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we do not consider any of these securities to be other-than-temporarily impaired at September 30, 2011.

Cash and Due from Banks

At September 30, 2011, our total cash balance was $316.0 million compared to $105.7 million at December 31, 2010. The increase in cash was due to the receipt of additional proceeds from debt we issued throughout the third quarter of 2011 in anticipation of potential liquidity needs towards year-end.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, investments, and mortgage loans. We use derivatives to restructure interest rates on consolidated obligations to better manage our interest rate risk and funding costs. This generally means converting fixed rates to variable rates. At September 30, 2011 and December 31, 2010, the carrying value of consolidated obligations issued on our behalf totaled $45.5 billion and $51.0 billion.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	September 30, 2011	December 31, 2010
Total par value	$39,531	$43,609
Premiums	34	40
Discounts	(25)	(30)
Fair value hedging adjustments
Cumulative fair value loss on existing hedges	164	182
Basis adjustments from terminated and ineffective hedges	76	(12)
Fair value option adjustments
Cumulative fair value loss (gain)	2	(1)
Accrued interest payable	—	3
Total bonds	$39,782	$43,791

Our bonds decreased nine percent at September 30, 2011 when compared to December 31, 2010. The decrease was mainly due to a decline in total assets and us calling certain higher-costing bonds and replacing this debt with lower-cost funding. Due to decreasing interest rates, we utilized swapped fixed-rate debt to neutralize our risk profile and restructure our funding levels to create a mix of funding that more closely matched the projected cash flows of our mortgage assets.

Cumulative fair value losses on existing hedges decreased $17.9 million at September 30, 2011 when compared to December 31, 2010 due primarily to movements in interest rates. Generally, the cumulative fair value losses on bonds are offset by the fair value gains on the related derivative contracts. The change in basis adjustments from terminated and ineffective hedges at September 30, 2011 when compared to December 31, 2010 was due mostly to us unwinding certain interest rate swaps. These unwind activities resulted in new basis adjustments that are amortized using the effective-yield method over the remaining life of the bonds.

Fair Value Option Bonds

At September 30, 2011 and December 31, 2010, approximately $1.6 billion and $2.8 billion of our bonds were recorded under the fair value option. We elected the fair value option on these bonds because they did not qualify for hedge accounting and therefore entered into interest rate swaps accounted for as economic derivatives to achieve some offset to the fair value adjustment recorded on the fair value option bonds. During the three and nine months ended September 30, 2011, we recorded fair value adjustment losses on these bonds of $1.7 million and $3.0 million and fair value adjustment losses on the related economic derivatives of $1.8 million and $2.7 million. During the three and nine months ended September 30, 2010, we recorded fair value adjustment gains on the bonds of $3.1 million and $1.9 million and fair value adjustment losses on the related economic derivatives of $1.5 million and $2.3 million.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	September 30, 2011	December 31, 2010
Par value	$5,674	$7,209
Discounts	(3)	(1)
Fair value option adjustment	1	—
Total	$5,672	$7,208

Discount notes decreased 21 percent at September 30, 2011 when compared to December 31, 2010. The decrease was primarily due to limited investment opportunities and reduced demand for short-term advances, both of which lowered the demand for short-term discount notes.

Fair Value Option Discount Notes

During 2011, we began electing the fair value option on certain discount notes that did not qualify for hedge accounting. At September 30, 2011, approximately $2.4 billion of our discount notes were recorded under the fair value option. We entered into interest rate swaps accounted for as economic derivatives to achieve some offset to the fair value adjustment recorded on these discount notes. During the three and nine months ended September 30, 2011, we recorded fair value adjustment losses on these discount notes of $0.8 million and $0.9 million and fair value adjustment losses on the related economic derivatives of $1.0 million and $0.8 million.

For additional information on our consolidated obligations, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity.”

Capital

Our capital (including capital stock, retained earnings, and accumulated other comprehensive income) was $2.8 billion at September 30, 2011 and December 31, 2010. Although capital levels remained stable between periods, the composition of capital changed. Capital stock decreased three percent due to the repurchase of activity-based capital stock resulting from lower advance and mortgage loan activity. Retained earnings decreased $4.2 million due primarily to the payment of dividends, partially offset by net income earned during the nine months ended September 30, 2011. Accumulated other comprehensive income increased $44.2 million due primarily to an increase in unrealized gains on AFS securities resulting from a decrease in interest rates.

Derivatives

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition and to achieve our risk management objectives. The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk. The following table categorizes the notional amount of our derivatives (dollars in millions):

	September 30, 2011	December 31, 2010
Interest rate swaps
Noncallable	$26,253	$20,709
Callable by counterparty	13,800	13,229
Callable by the Bank	35	35
Total interest rate swaps	40,088	33,973
Interest rate caps	3,450	4,350
Interest rate floors	—	2,600
Forward settlement agreements (TBAs)	156	96
Mortgage delivery commitments	157	96
Total notional amount	$43,851	$41,115

The notional amount of our derivative contracts increased seven percent at September 30, 2011 when compared to December 31, 2010. The increase was primarily due to an increase in noncallable interest rate swaps, partially offset by the sale of interest rate floors and a reduction in the amount of interest rate caps. Due to decreasing interest rates, we utilized swapped fixed-rate debt to neutralize our risk profile and restructure our funding levels to create a mix of funding that more closely matched the projected cash flows of our mortgage assets. Additionally, as a result of us recalibrating our internal prepayment model during the first quarter of 2011, we sold our remaining interest rate floors.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At September 30, 2011 and December 31, 2010, the total par value of outstanding consolidated obligations for which we are primarily liable was $45.2 billion and $50.8 billion. At September 30, 2011 and December 31, 2010, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $651.4 billion and $745.5 billion.

During the nine months ended September 30, 2011, proceeds from the issuance of bonds and discount notes were $28.6 billion and $297.7 billion compared to $31.3 billion and $247.3 billion for the same period in 2010, respectively. We decreased our utilization of bonds during the nine months ended September 30, 2011 when compared to the same period in 2010 due primarily to reduced demand for long-term advances and limited investment opportunities. We increased our utilization of discount notes throughout the nine months ended September 30, 2011 when compared to the same period in 2010 primarily to fund advances and term investments as well as to provide general liquidity.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. On July 13, 2011, Moody's placed its Aaa rating of U.S. Government debt and consequently its Aaa rating of the 12 FHLBanks and FHLBank System on review for possible downgrade. On August 2, 2011, following the approval of the statutory debt limit increase, Moody's confirmed its Aaa rating of U.S. Government debt as well as its Aaa rating of the 12 FHLBanks and FHLBank System and changed the rating outlooks to negative. On August 5, 2011, S&P downgraded the long-term sovereign rating of the U.S. Government from AAA to AA+ with a negative outlook and affirmed the A-1+ short-term rating. In conjunction with the downgrade of the U.S. Government's long-term sovereign rating, on August 8, 2011, S&P lowered its long-term issuer credit ratings on select government-related entities. Specifically, S&P lowered its long-term credit rating on 10 of the 12 FHLBanks and the consolidated obligations issued by the FHLBank System from AAA to AA+ with a negative outlook. The ratings of the FHLBanks of Chicago and Seattle were not affected by this action (both had previously been rated AA+), although the outlook on their rating was revised to negative.

As of September 30, 2011, the Bank, as well as the consolidated obligations of the FHLBank System, were rated AA+/A-1+ by S&P and Aaa/P-1 by Moody's. S&P's rating downgrade has not had a material adverse impact on our financial condition, results of operations, or business model. Our access to the capital markets has been consistent with historical access experience, and our funding costs have not changed materially as investors continue to favor the FHLBank System's debt issuances. We have not experienced any issues with entering into or complying with credit facility contracts, including standby letters of credit and standby bond purchase agreements, although we were required to post additional collateral with our derivative counterparties as a result of the downgrade. The impact of posting this additional collateral was not significant in relation to our financial condition. Refer to "Item 1. Financial Statements — Note 11 — Derivatives and Hedging Activities" for additional information on our collateral pledged to derivative counterparties. We have also not experienced any significant impacts to our financial instruments held at fair value in the Statements of Condition as a result of the downgrade. Due to the unprecedented nature of the situation, we cannot predict future impacts on our financial condition, results of operations, and business model resulting from the further deterioration in the U.S. Government's fiscal health or actions taken by the rating agencies. For further discussion of how other ratings changes may impact us in the future, refer to “Item 1A. Risk Factors” in our 2010 Form 10-K.

In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve. To provide further access to funding, the FHLBank Act authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the government-sponsored enterprises, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of October 31, 2011, no purchases had been made by the U.S. Treasury under this authorization.

Uses of Liquidity

We use proceeds from the issuance of consolidated obligations primarily to fund advances and investment purchases. During the nine months ended September 30, 2011, advance disbursements totaled $27.5 billion compared to $26.9 billion for the same period in 2010. Although advance disbursement levels remained fairly stable between periods, our overall advance balance declined during the nine months ended September 30, 2011 as a result of maturities and prepayments exceeding advance originations.

During the nine months ended September 30, 2011, investment purchases (excluding overnight investments) totaled $12.4 billion compared to $9.3 billion for the same period in 2010. The increase was primarily due to us purchasing term resale agreements during the nine months ended September 30, 2011. We utilized these short-term investments to effectively manage our liquidity position.

We also use liquidity to purchase mortgage loans, repay member deposits and consolidated obligations, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends. During the nine months ended September 30, 2011, as a result of decreasing interest rates, we called $22.4 billion of higher-costing par value bonds compared to $15.9 billion for the same period in 2010. In addition, as a result of S&P downgrading our long-term credit rating to AA+ on August 8, 2011, we were required to post approximately $696.6 million of cash collateral to our derivative counterparties at September 30, 2011 compared to $112.2 million at December 31, 2010.

Liquidity Requirements

Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five calendar days where we are unable to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At September 30, 2011 and December 31, 2010, we were in compliance with all three of the Finance Agency's liquidity requirements.

In addition to the liquidity measures discussed above, the Finance Agency has provided the Bank with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets for the issuance of debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets for the issuance of debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At September 30, 2011 and December 31, 2010, we were in compliance with this liquidity guidance.

While we have historically maintained levels of liquidity in excess of the regulatory requirements, we have increased our liquidity since the second quarter of 2011 due to concerns surrounding the European markets and the U.S. Government deficit. We expect to maintain the current levels of liquidity through year-end to ensure adequate funding in anticipation of further market disruptions.

CAPITAL

Capital Requirements

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock and retained earnings, can satisfy this risk based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total capital divided by total assets. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times divided by total assets. For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings. At September 30, 2011 and December 31, 2010, we were in compliance with all three of the Finance Agency's regulatory capital requirements. For additional information, refer to "Item 1. Financial Statements — Note 13 — Capital."

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
Capital stock owned by members in excess of their minimum investment requirements is known as excess capital stock. We had excess capital stock (including excess mandatorily redeemable capital stock) of $62.5 million and $57.7 million at September 30, 2011 and December 31, 2010.
Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. In addition, we may repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan or (ii) a member submits a notice to redeem all or a portion of the excess activity based capital stock.

The following table summarizes our capital stock by member type (dollars in millions):

	September 30, 2011	December 31, 2010
Commercial banks	$1,013	$1,050
Thrifts	109	128
Credit unions	104	96
Insurance companies	881	909
Total GAAP capital stock	2,107	2,183
Mandatorily redeemable capital stock	7	7
Total regulatory capital stock[1]	$2,114	$2,190

1
Approximately 73 and 75 percent of our total regulatory capital stock outstanding at September 30, 2011 and December 31, 2010 was activity-based capital stock that fluctuates with the outstanding balances of advances made to members and mortgage loans purchased from members.

The decrease in regulatory capital stock at September 30, 2011 when compared to December 31, 2010 was primarily due to the repurchase of activity-based capital stock resulting from lower outstanding advance and mortgage loan balances.

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we, as determined by our Board of Directors, will establish an action plan to enable us to return to our targeted level of retained earnings within twelve months. At September 30, 2011, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.

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

For the nine months ended September 30, 2011, we paid aggregate cash dividends of $48.7 million compared to $38.0 million for the same period in 2010. The annualized dividend rate paid for the nine months ended September 30, 2011 and 2010 was 3.00 and 2.00 percent.

Joint Capital Enhancement Agreement

The 12 FHLBanks have entered into a Joint Capital Enhancement Agreement (JCE Agreement). The JCE Agreement became effective on February 28, 2011 and was amended by the FHLBanks on August 5, 2011. The intent of the JCE Agreement is to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy the REFCORP obligation to a separate retained earnings account.

The JCE Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20 percent of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings will not be available to pay dividends.

In a Federal Register Notice dated August 5, 2011, the Finance Agency announced that the Acting Director of the Finance Agency had determined that the payment made by the FHLBanks on July 15, 2011 fully satisfied all their obligations to contribute toward the interest payments owed on bonds issued by REFCORP. Also on August 5, 2011, the Finance Agency approved amendments to our Capital Plan designed to implement the provisions of the JCE Agreement. As shown in our Statements of Income, we recorded a net loss during the three months ended September 30, 2011. Accordingly, we have not allocated any amounts to a separate restricted retained earnings account.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, refer to our 2010 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2011.

Legislative and Regulatory Developments

Our legislative and regulatory environment continues to change as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) and Congress continues to debate proposals for housing finance and GSE reform.

DODD-FRANK ACT

Although the FHLBanks were exempted from several notable provisions of the Dodd-Frank Act, our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our mission are likely to be impacted by the Dodd-Frank Act. Certain regulatory actions resulting from the Dodd-Frank Act that may have an important impact on us are summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies, and reports are issued and finalized.
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

Mandatory Clearing of Derivatives Transactions. The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process to determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. The CFTC has also proposed a rule setting forth an implementation schedule for effectiveness of its mandatory clearing determinations. Pursuant to this proposed rule, regardless of when the CFTC determines that a type of swap is required to be cleared, such mandatory clearing would not take effect until certain rules being promulgated by the CFTC and the SEC under the Dodd-Frank Act have been finalized. In addition, the proposed rule provides that each time the CFTC determines that a type of swap is required to be cleared, the CFTC would have the option to implement such requirement in three phases. Under the proposed rule, we would be a “category 2 entity” and would therefore have to comply with mandatory clearing requirements for a particular swap during phase 2 (within 180 days of the CFTC's issuance of such requirements). Based on the CFTC's proposed implementation schedule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of our swaps will be required to be cleared until the third quarter of 2012, at the earliest.
Collateral Requirements for Cleared Swaps. Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require us to enter into new relationships and accompanying documentation with clearing members (which we are currently negotiating) and additional documentation with our swap counterparties.
The CFTC has issued a proposed rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis. However, in connection with this proposed rule, the CFTC has left open the possibility that customer collateral would not have to be legally segregated, but could instead be commingled with all collateral posted by other customers of our clearing member. Such commingling would put our collateral at risk in the event of a default by another customer of the Bank's clearing member. To the extent the CFTC's final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, we may be adversely impacted.
Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that we will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that we will be required to register as a “swap dealer” for the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest rate risk.
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
Depending on how the terms “swap” and “swap dealer” are defined in the final regulations, we may be faced with the business decision of whether to continue to offer certain types of advance products to member customers if those transactions would require us to register as a swap dealer. Designation as a swap dealer would subject us to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. Even if we are designated as a swap dealer as a result of our advance activities, the proposed regulations would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. Upon such designation, our hedging activities would not be subject to the full requirements that will generally be imposed on traditional swap dealers.
Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin and capital requirements. Under the proposed margin rules, we will have to post both initial margin and variation margin to our swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency provisions, we will be required to collect both initial margin and variation margin from our swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by us, making such trades more costly.

The CFTC has proposed a rule setting forth an implementation schedule for the effectiveness of the new margin and documentation requirements for uncleared swaps. Pursuant to the proposed rule, regardless of when the final rules regarding these requirements are issued, such rules would not take effect until (i) certain other rules being promulgated under the Dodd-Frank Act take effect or (ii) a certain additional time period has elapsed. The length of this additional time period depends on the type of entity entering into the uncleared swaps. We would be a “category 2 entity” and would therefore have to comply with the new requirements during phase 2 (within 180 days of the effectiveness of the final applicable rulemaking). Accordingly, it is not likely that we would have to comply with such requirements until the third quarter of 2012, at the earliest.

Temporary Exemption from Certain Provisions. While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant,” and “swap.” These exemptions will expire upon the earlier of (i) the effective date of the applicable final rule further defining the relevant terms or (ii) December 31, 2011. The CFTC has recently proposed an amendment to this order that would extend the exemptions contained in the existing order until the earlier of (i) the effective date of the applicable final rules further defining the relevant terms or (ii) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that will have the most effect on us did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations during the fourth quarter of 2011 or the first quarter of 2012, but it is not expected that such final regulations will become effective until the first or second quarter of 2012, and delays beyond that time are possible. In addition, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared swaps may be subject to additional implementation schedules, further delaying the effectiveness of such requirements.

Together with the other FHLBanks, we are actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. We are also working with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.
FINANCE AGENCY REGULATORY ACTIONS
Home Affordable Refinance Program Changes

The Finance Agency, with Fannie Mae and Freddie Mac (Enterprises), have announced a series of changes to the Home Affordable Refinance Program (HARP) in an effort to assist more eligible borrowers who can benefit from refinancing their home mortgage. This program will continue to be available to borrowers with loans sold to the Enterprises on or before May 31, 2009 with current loan-to-value (LTV) ratios above 80 percent. The changes include lowering or eliminating certain risk-based fees, removing the current 125 percent LTV ceiling for fixed-rate mortgages backed by the Enterprises, waiving certain representations and warranties, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by the Enterprises, and extending the end date for HARP until December 31, 2013 for loans originally sold to the Enterprises on or before May 31, 2009. As owners of agency MBS, our income could be negatively impacted if a large number of mortgages prepay at their current rates, which would force us to reinvest the proceeds at a lower rate of return.

Conservatorship and Receivership

On June 20, 2011, the Finance Agency issued a final conservatorship and receivership regulation for the FHLBanks, effective July 20, 2011. The final regulation addresses the nature of a conservatorship or receivership and provides greater specificity on their operations, in line with procedures set forth in similar regulatory regimes (for example, the Federal Deposit Insurance Corporation (FDIC) receivership authorities). The regulation clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership. The Finance Agency explained its general approach in adopting the final regulation was to set out the basic general framework for conservatorships and receiverships.

FEDERAL DEPOSIT INSURANCE CORPORATION REGULATORY ACTIONS
Banking Agency Revisions to Regulations to Permit Payment of Interest on Demand Deposit Accounts
The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits, effective July 21, 2011. To conform their regulations to this provision, the FDIC and other applicable banking regulators, including the Federal Reserve Board, have rescinded their regulations prohibiting paying interest on demand deposits, effective July 21, 2011. Our members' ability to pay interest on their customers' demand deposit accounts may increase their ability to attract or retain customer deposits, which could reduce their funding needs from us.
JOINT REGULATORY ACTIONS
Proposed Rule on the Financial Stability Oversight Council's (the Oversight Council's) Authority to Require Supervision and Regulation of Certain Nonbank Financial Companies
On October 18, 2011, the Oversight Council issued a second notice of proposed rulemaking to provide guidance regarding the standards and procedures it will consider in designating nonbank financial companies for heightened prudential supervision and oversight by the Federal Reserve Board. This notice rescinds the prior proposal on these designations and proposes a three-stage process that includes a framework for evaluating a nonbank financial company. Under the proposed designation process, the Oversight Council will first identify those U.S. nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress. Significantly for the Bank, in addition to the asset size criterion, one of the five thresholds is whether a company has $20 billion or more of borrowing outstanding, including consolidated obligations. As of September 30, 2011, the Bank had $49.6 billion in total assets and $45.5 billion in total outstanding consolidated obligations. If the Bank is designated by the Oversight Council for supervision and oversight by the Federal Reserve Board, then the Bank's operations and business could be adversely impacted by additional costs and business activities' restrictions resulting from such oversight. Comments on this proposed rule are due by December 19, 2011.

U.S. DEPARTMENT OF TREASURY REGULATORY ACTIONS
Housing Finance and GSE Reform
Congress continues to consider various proposals to reform the U.S. housing finance system, including specific reforms to Fannie Mae and Freddie Mac. Although the FHLBanks are not the primary focus of these proposals, they have been recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace.

GSE reform has not progressed significantly to date, but it is expected that GSE legislative activity will continue. While none of the legislation introduced thus far proposes specific changes to the FHLBanks, we could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac. The ultimate effects of housing finance and GSE reform or any other legislation, including legislation to address the U.S. Government debt limit or federal deficit, on the FHLBanks is unknown at this time and will depend on the legislation, if any, that is finally enacted.

Risk Management

We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, and business risk. Our primary objective is to manage assets, liabilities, and derivative exposures in ways that protect the par redemption value of our capital stock from risks, including fluctuations in market interest rates and spreads. In line with this objective, our ERMP establishes risk measures to monitor our market and liquidity risk. The following is a list of the risk measures in place at September 30, 2011 and whether or not they are monitored by a policy limit:

Market Risk:	Market Value of Capital Stock Sensitivity (policy limit)
Estimate of Daily Market Value Sensitivity (policy limit)
Projected 12-month GAAP Income Sensitivity (policy limit)
Economic Value of Capital Stock
Liquidity Risk:	Regulatory Liquidity (policy limit)

We periodically evaluate our risk management policies in order to respond to changes in our financial position and general market conditions. Effective March 10, 2011, our Board of Directors approved certain changes to our ERMP. While these changes did not impact the overall goals of managing risks, they did change some of the detailed provisions and processes utilized to manage risk.

MARKET RISK

We define market risk as the risk that Market Value of Capital Stock (MVCS) or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during the nine months ended September 30, 2011 and 2010. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements. Our key market risk measures are MVCS Sensitivity and Economic Value of Capital Stock (EVCS).

Market Value of Capital Stock Sensitivity

We define MVCS as an estimate of the market value of assets minus the market value of liabilities adjusted for the market value of derivatives divided by the total shares of capital stock outstanding. It represents an estimation of the “liquidation value” of one share of our capital stock if all assets and liabilities were liquidated at current market prices. MVCS does not represent our long-term value, as it takes into account short-term market price fluctuations. These fluctuations are often unrelated to the long-term value of the cash flows from our assets and liabilities.

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

During the first quarter of 2008, due to the low interest rate environment, our Board of Directors suspended indefinitely the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario. This suspension remained effective at September 30, 2011. During the third quarter of 2011, Bank management temporarily suspended the policy limits pertaining to the down 100 and 50 basis point parallel interest rate shift scenarios while it reviewed the current MVCS sensitivity methodology.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at September 30, 2011 and December 31, 2010:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September	$99.2	$100.8	$105.2	$106.8	$108.6	$107.5	$100.6
December	$89.1	$105.7	$111.2	$111.1	$111.2	$110.2	$107.5

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September	(7.1)	(5.7)	(1.6)	—	1.7	0.6	(5.9)
December	(19.8)	(4.8)	0.1	—	0.2	(0.7)	(3.2)

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at September 30, 2011 and December 31, 2010:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September	$105.4	$106.3	$106.8	$106.8	$107.5	$106.6	$100.0
December	$101.1	$105.9	$109.5	$111.1	$111.4	$110.8	$107.4

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September	(1.3)	(0.5)	(0.1)	—	0.6	(0.2)	(6.4)
December	(8.9)	(4.7)	(1.4)	—	0.3	(0.3)	(3.3)

The decrease in base case MVCS at September 30, 2011 compared with December 31, 2010 was primarily attributable to the following:

•
Increased interest rate volatility. Increased interest rate volatility during the nine months ended September 30, 2011 had a negative impact on MVCS mainly through its impact on the value of mortgage-related assets. As interest rate volatility increased, the value of the prepayment option to homeowners embedded in the mortgage-related assets increased, thereby reducing the value of the assets.

•
Increased mortgage spread. During 2011, the spread between mortgage yields and swap rates increased when compared to the fourth quarter of 2010, which had a negative impact on MVCS due to a lower value of mortgage-related assets.

•	Decreased interest rates. During the third quarter of 2011, interest rates decreased, which decreased MVCS due to a slightly longer duration of our liabilities compared to our assets.

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

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at September 30, 2011 and December 31, 2010:

Economic Value of Capital Stock (dollars per share)
September	$115.1
December	$120.6

The decrease in our EVCS at September 30, 2011 when compared to December 31, 2010 was primarily attributable to the following:

•
Recalibration of our prepayment model. During the first quarter of 2011, we recalibrated our prepayment model in order to generate prepayment speeds that were more aligned with actual prepayment experience. This model change slowed down the projected speed of mortgage prepayments and, therefore, lengthened the average life of our mortgage assets. As the mortgage asset cash flows lengthened, they were discounted using a higher cost of funds, thereby decreasing EVCS during the nine months ended September 30, 2011.

•
Increased interest rate volatility. Increased interest rate volatility during the nine months ended September 30, 2011 had a negative impact on EVCS mainly through its impact on the value of mortgage-related assets. As interest rate volatility increased, the value of the prepayment option to homeowners embedded in the mortgage-related assets increased, thereby reducing the value of our assets.

•
Increased longer-term funding costs relative to swap rates. The Bank's funding costs relative to swap rates increased for longer-terms when compared to December 31, 2010. This had a negative impact on the value of EVCS mainly through its impact on the value of mortgage-related assets and their associated funding.

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

At September 30, 2011 and December 31, 2010, borrowers pledged $95.7 billion and $97.5 billion of collateral (net of applicable discounts) to support activity with us, including advances. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analyses, and the repayment history on our credit products, management did not anticipate any credit losses on our advances and other credit products as of September 30, 2011 and December 31, 2010. Accordingly, we have not recorded any allowance for credit losses.

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

MPF LOANS

Through our participation in the MPF program, we invest in conventional and government-insured residential mortgage loans that are acquired through or purchased from a participating financial institution (PFI). There are six loan products under the MPF program: Original MPF, MPF 100, MPF 125, MPF Plus, Original MPF Government, and MPF Xtra. We currently offer four loan products to our PFIs: Original MPF, MPF 125, Original MPF Government, and MPF Xtra. MPF Xtra loan products are passed through to a third-party investor and are not maintained on our Statements of Condition.

The following table presents the unpaid principal balance of our MPF portfolio by product type (dollars in millions):

Product Type	September 30, 2011	December 31, 2010
Original MPF	$687	$604
MPF 100	78	94
MPF 125	3,264	2,909
MPF Plus	2,869	3,426
MPF Government	405	370
Total unpaid principal balance	$7,303	$7,403

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

In order to limit our loss exposure to that of an investor in an MBS that is rated the equivalent of AA by a nationally recognized statistical rating organization (NRSRO), under the credit enhancement obligation of PFI loss layer, we require PFIs to absorb losses in excess of the first loss account by either pledging collateral to us or purchasing supplemental mortgage insurance (SMI) from mortgage insurers. Currently, all of our utilized SMI mortgage insurers have had their external ratings for claims-paying insurer financial strength downgraded below AA. These rating downgrades imply an increased risk that the SMI providers will be unable to fulfill their obligations to reimburse us for claims under insurance policies.

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

The following table presents additional information on our mortgage loans held for portfolio (dollars in thousands):

	September 30, 2011	December 31, 2010
Total unpaid principal balance of mortgage loans past due 90 days or more and still accruing interest[1]	$5,343	$4,675

Total unpaid principal balance of nonaccrual mortgage loans[2]	$96,500	$111,064

Allowance for Credit Losses on Mortgage Loans:
Balance, beginning of period	$13,000	$1,887
Charge-offs[3]	(2,155)	(1,005)
Provision for credit losses	9,155	12,118
Balance, end of period	$20,000	$13,000

1	Represents government-insured mortgage loans that are 90 days or more past due.
2	Generally represents conventional mortgage loans that are 90 days or more past due.
3	The ratio of charge-offs to average loans outstanding during the nine months ended September 30, 2011 was less than 0.01 percent.

We place a conventional mortgage loan on non-accrual status if we determine that either the collection of interest or principal is doubtful or interest or principal is 90 days or more past due. We do not place a government-insured mortgage loan on non-accrual status because of the U.S. Government guarantee of the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. For a summary of our mortgage loan delinquencies at September 30, 2011 and December 31, 2010, refer to “Item 1. Financial Statements — Note 10 — Allowance for Credit Losses.”

We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage portfolio after considering the recapture of performance-based credit enhancement fees from the PFI. During the nine months ended September 30, 2011, we recorded a provision for credit losses of $9.2 million, bringing our allowance for credit losses to $20.0 million at September 30, 2011. The provision recorded was primarily driven by increased loss severities, management's expectation that loans migrating to REO and loss severities will likely increase in the future, and decreased availability of performance-based credit enhancement fees resulting from an increase in charge-off activity and a decline in master commitment balances. In addition, during the first quarter of 2011, we refined our allowance for credit losses model to incorporate a more precise estimation for forecasting future delinquencies and loans migrating to REO status. Refer to “Item 1. Financial Statements — Note 10 — Allowance for Credit Losses” for additional information on our allowance for credit losses.

MORTGAGE-BACKED SECURITIES

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or that carry the highest investment grade rating by a NRSRO at the time of purchase. We are exposed to credit risk to the extent these MBS fail to perform adequately. We perform ongoing analysis on these investments to determine potential credit issues.

At September 30, 2011, we owned $9.1 billion of MBS, of which approximately 99 percent were guaranteed by the U.S. Government or issued by GSEs and 1 percent were private-label MBS. At December 31, 2010, we owned $11.4 billion of MBS, of which approximately 99 percent were guaranteed by the U.S. Government or issued by GSEs and 1 percent were private-label MBS.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS (dollars in thousands):

September 30, 2011
Credit ratings:
AAA	$19,697
AA	1,471
A	17,735
BBB	12,866
BB	85
Total[1]	$51,854

Amortized cost (unpaid principal balance)	$51,854
Gross unrealized gains	213
Gross unrealized losses	4,705
Fair value	$47,362

Weighted average percentage of fair value to unpaid principal balance	91%
Original weighted average FICO® score	725
Original weighted average credit support	4%
Weighted average credit support	11%
Weighted average collateral delinquency rate[2]	6%

1
Includes $21.2 million of MPF shared funding certificates rated AA or higher by a NRSRO. These mortgage-backed certificates are created from conventional conforming mortgages using a senior/subordinated tranche structure.

2	Represents the percentage of underlying loans that are 60 days or more past due.

The following table shows the state concentrations of our private-label MBS calculated based on unpaid principal balances:

State Concentrations	September 30, 2011
Florida	9.6%
California	9.4
Georgia	7.7
Ohio	5.8
New York	5.8
All other	61.7
Total	100.0%

At September 30, 2011, we do not consider any of our private-label MBS to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 7 — Other-Than-Temporary Impairment.”

Investments

We maintain an investment portfolio to provide investment income and liquidity, support the business needs of our members, and support the housing market through the purchase of mortgage-related assets. Finance Agency regulations and our ERMP limit the type of investments we may purchase.

We invest in both short- and long-term investments. Our short-term portfolio may include, but is not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, negotiable certificates of deposit, commercial paper, and TLGP debt. Our long-term portfolio may include, but is not limited to, other U.S. obligations, GSE obligations, state or local housing agency obligations, TLGP debt, taxable municipal bonds, and MBS.

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

The following table shows our total investment securities by investment credit rating at September 30, 2011 (excluding accrued interest receivable) (dollars in millions):

	Long-Term Rating[1]				Short-Term Rating[1]
	AAA	AA	A	BBB	A-1/P-1	A-2/P-2	Unrated	Total
Interest-bearing deposits[2]	$—	$5	$—	$—	$—	$2	$—	$7
Securities purchased under agreements to resell	—	—	—	—	1,500	—	—	1,500
Federal funds sold	—	—	—	—	540	150	—	690
Investment securities:
Non-mortgage-backed securities
State or local housing agency obligations	—	92	—	—	—	—	—	92
TLGP[2]	—	1,574	—	—	—	93	—	1,667
Taxable municipal bonds	358	118	—	—	—	—	—	476
Other U.S. obligations	—	176	—	—	—	—	—	176
Government-sponsored enterprise obligations	—	928	—	—	—	—	—	928
Other[3]	—	50	—	—	—	—	2	52
Total non-mortgage-backed securities	358	2,938	—	—	—	93	2	3,391
Mortgage-backed securities
Government-sponsored enterprises	—	9,027	—	—	—	—	—	9,027
Other U.S. obligations	—	29	—	—	—	—	—	29
Private-label	20	1	18	13	—	—	—	52
Total mortgage-backed securities	20	9,057	18	13	—	—	—	9,108
Total investments[4]	$378	$12,000	$18	$13	$2,040	$245	$2	$14,696

1	Represents the lowest credit rating available for each security based on a NRSRO.
2	Interest bearing deposits and TLGP investments are rated either AA or A-1/P-1 because they are guaranteed by the FDIC or U.S. Government.
3	Other "unrated" investments represents an equity investment in a SBIC.
4	At September 30, 2011, 5 percent of our total investments were unsecured.

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

Our total investments decreased at September 30, 2011 when compared to December 31, 2010 due primarily to principal paydowns on MBS and a reduction in short-term investments. Throughout the third quarter of 2011, attractive investment opportunities remained limited as a result of the low interest rate environment.

On August 5, 2011, S&P lowered the long-term AAA rating of the U.S. Government to AA+ with a negative outlook. On August 8, 2011, S&P lowered the long-term AAA rating of select government-related entities as well as certain FDIC guaranteed debt issues from financial institutions under the TLGP program to AA+. At September 30, 2011, none of our investments were on negative watch by a NRSRO.

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

The following tables show our derivative counterparty credit exposure after applying netting agreements and cash collateral (dollars in millions):

	September 30, 2011
Credit Rating[1]	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
AA	$20,050	$3	$—	$3
A	22,921	7	—	7
BBB	723	—	—	—
Subtotal	43,694	10	—	10
Member institutions[2]	157	1	—	1
Total	$43,851	$11	$—	$11

	December 31, 2010
Credit Rating[1]	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
AAA	$135	$—	$—	$—
AA	18,882	—	—	—
A	21,989	12	—	12
BBB	13	—	—	—
Subtotal	41,019	12	—	12
Member institutions[2]	96	—	—	—
Total	$41,115	$12	$—	$12

1	Credit rating is the lower of the S&P, Moody's, and Fitch ratings stated in terms of the S&P equivalent.
2	Represents mortgage delivery commitments with our member institutions.

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

Internal Control Over Financial Reporting

For the third quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently aware of any pending or threatened legal proceedings against us that could have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2010 Form 10-K. There have been no material changes to our risk factors during the nine months ended September 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective February 26, 2009[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, approved by the Federal Housing Finance Agency on August 5, 2011 and effective September 5, 2011[3]
10.1	Joint Capital Enhancement Agreement, as amended, effective August 5, 2011[4]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Bank's Third Quarter 2011 Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condition at September 30, 2011 and December 31, 2010, (ii) Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010, (iii) Statements of Capital as of September 30, 2011 and September 30, 2010, (iv) Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and (v) Condensed Notes to the Financial Statements (Unaudited)[5]

1	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the SEC on May 12, 2006.
2	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the SEC on March 2, 2009.
3	Incorporated by reference to exhibit 99.2 of our Form 8-K filed with the SEC on August 5, 2011.
4	Incorporated by reference to exhibit 99.1 of our Form 8-K filed with the SEC on August 5, 2011.
5
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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	November 10, 2011

By:	/s/ Richard S. Swanson
Richard S. Swanson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven T. Schuler
Steven T. Schuler Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)