Form 10-K
period 2011-12-31
Federal Home Loan Bank of Des Moines
filed 2012-03-14
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2011, the aggregate par value of the stock held by current and former members of the registrant was approximately $2,146,317,000. At February 29, 2012, 20,707,458 shares of stock were outstanding.

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

•	risks related to the other 11 FHLBanks that could trigger our joint and several liability for debt issued on behalf of the other 11 FHLBanks;

•	changes in the relative attractiveness of consolidated obligations due to actual or perceived changes in the FHLBanks' credit ratings as well as the U.S. Government's long-term credit rating;

•	the U.S. Government's response to the deficit;

•	the volatility of credit quality, market prices, interest rates, and other indices that could affect the value of collateral held by us as security for borrower and counterparty obligations;

•
general economic and market conditions that could impact the volume of business we do with our members, including, but not limited to, the timing and volatility of market activity, inflation/deflation, employment rates, housing prices, the condition of the mortgage and housing markets on our mortgage-related assets, including the level of mortgage prepayments, and the condition of the capital markets on our consolidated obligations;

•	the availability of derivative instruments in the types and quantities needed for risk management purposes from acceptable counterparties;

•	increases in delinquency and loss severity on mortgage loans;

•	member failures, mergers, and consolidations;

•	the volatility of reported results due to changes in the fair value of certain assets, liabilities, and derivative instruments;

•	changes in our capital structure and capital requirements;

•	the ability to develop and support technology and information systems that effectively manage the risks we face; and

•	the ability to attract and retain key personnel.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. A detailed discussion of the more important risks and uncertainties that could cause actual results and events to differ from such forward-looking statements is included under “Item 1A. Risk Factors."

PART I

ITEM 1. BUSINESS
OVERVIEW
The Federal Home Loan Bank of Des Moines (the Bank, we, us, or our) is a federally chartered corporation organized on October 31, 1932, that is exempt from all federal, state, and local taxation (except real property taxes) and is one of 12 district FHLBanks. The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act). With the passage of the Housing and Economic Recovery Act of 2008 (Housing Act), the Federal Housing Finance Agency (Finance Agency) was established and became the new independent federal regulator of Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, Enterprises), as well as the FHLBanks and FHLBank's Office of Finance (Office of Finance), effective July 30, 2008. The Finance Agency's mission is to provide effective supervision, regulation, and housing mission oversight of the Enterprises and FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. The Finance Agency establishes policies and regulations governing the operations of the Enterprises and FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.
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
BUSINESS MODEL
Our mission is to provide funding and liquidity to our members and housing associates so that they can meet the housing, economic development, and business needs of the communities they serve. We strive to achieve our mission within an operating principle that balances the trade-off between attractively priced products, reasonable returns on capital investments, and maintaining adequate capital and retained earnings to support safe and sound business operations.
We are capitalized primarily through the purchase of capital stock by our members. As a condition of membership, all of our members must purchase and maintain membership capital stock based on a percentage of their total assets as of the preceding December 31st subject to a cap of $10.0 million and a floor of $10,000. Each member is also required to purchase and maintain activity-based capital stock to support certain business activities with us. Member demand for our products expands and contracts with economic and market conditions. Our self-capitalizing capital structure, which allows us to repurchase or require additional capital stock based on member activity, provides us with the flexibility to effectively and efficiently meet the changing needs of our membership. While eligible to borrow, housing associates are not members and, as such, are not permitted to purchase capital stock.
Our capital stock is not publicly traded. It is purchased and redeemed by members or repurchased by us at a par value of $100 per share. Our current members own nearly all of our outstanding capital stock. Former members own the remaining capital stock to support business transactions still carried on our Statements of Condition. All stockholders, including current and former members, may receive dividends on their investment to the extent declared by our Board of Directors.
Our primary business activities are providing collateralized loans, known as advances, to members and housing associates, and acquiring residential mortgage loans from or through our members. Our primary source of funding and liquidity is the issuance of debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations are the joint and several obligations of all FHLBanks and are backed only by the financial resources of the FHLBanks. A critical component to the success of our operations is the ability to issue consolidated obligations regularly in the capital markets under a wide range of maturities, structures, and amounts, and at relatively favorable spreads to market interest rates.
Our net income is primarily attributable to the difference between the interest income we earn on our advances, mortgage loans, and investments, and the interest expense we pay on our consolidated obligations and member deposits, as well as components of other (loss) income (e.g., gains and losses on derivatives and hedging activities). Because we are a cooperative, we operate with narrow margins and expect to be profitable over the long-term based on our prudent lending standards, conservative investment strategies, and diligent risk management practices. Because we operate with narrow margins, our net income is sensitive to changes in market conditions that can impact the interest we earn and pay and introduce volatility in other (loss) income.

A portion of our annual net income is used to fund our Affordable Housing Program (AHP), which provides grants and subsidized advances to members to support housing for very low to moderate income households. By regulation, we are required to contribute ten percent of our net earnings each year to the AHP. For purposes of the AHP assessment, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock, less the assessment for Resolution Funding Corporation (REFCORP), if applicable. For additional details on our AHP, refer to the "Assessments" section of this Item 1.
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

Due to our conservative collateral practices, counterparty monitoring, and risk mitigation tools, we did not experience any credit losses during 2011 on our advance products, derivatives, or investments, and despite the current mortgage market environment, experienced only minimal credit losses on our mortgage loan portfolio. To the extent we are unable to secure the obligations of borrowers and counterparties in the future, our lending, investing, and hedging activities could decrease, negatively impacting our financial condition and results of operations.

MEMBERSHIP
Our membership is diverse and includes both small and large commercial banks, thrifts, credit unions, insurance companies, and community development financial institutions. The majority of institutions in our five-state district that are eligible for membership are currently members.
The following table summarizes our membership, by type of institution, at December 31, 2011, 2010, and 2009:

Institutional Entity	2011	2010	2009
Commercial banks	1,005	1,029	1,049
Thrifts	69	73	73
Credit unions	92	71	64
Insurance companies	48	46	40
Community development financial institutions	1	—	—
Total	1,215	1,219	1,226

The following table summarizes our membership, by asset size, at December 31, 2011, 2010, and 2009:

Membership Asset Size	2011	2010	2009
Depository institutions[1]
Less than $100 million	42.5%	43.3%	44.5%
$100 million to $500 million	42.6	42.5	41.8
Greater than $500 million	10.9	10.4	10.5
Insurance companies
Less than $100 million	0.4	0.4	0.2
$100 million to $500 million	0.8	0.8	0.7
Greater than $500 million	2.7	2.6	2.3
Community development financial institutions
Less than $100 million	0.1	—	—
Total	100.0%	100.0%	100.0%

1	Depository institutions consist of commercial banks, thrifts, and credit unions.

Our membership level declined during 2011 primarily due to four bank failures and 29 mergers or consolidations, partially offset by 31 new members. At December 31, 2011, approximately 85 percent of our members were Community Financial Institutions (CFIs). CFIs are defined under the Housing Act to include all Federal Deposit Insurance Corporation (FDIC) insured institutions with average total assets over the previous three-year period of less than $1.040 billion, as adjusted annually for inflation. CFIs are eligible to pledge certain collateral types that non-CFIs cannot pledge, including small business, small agri-business, and small farm loans.

BUSINESS SEGMENTS
We manage our operations as one business segment. Management and our Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance.
PRODUCTS AND SERVICES
Advances
We carry out our mission primarily through lending funds, which we call advances, to our members and eligible housing associates (collectively, borrowers). Our advance products are designed to help borrowers compete effectively in their markets and meet the credit needs of their communities. Borrowers generally use our advance products as sources of wholesale funding for mortgage lending, affordable housing and other community lending (including economic development), and general asset-liability management. As of December 31, 2011, 2010, and 2009, approximately 62 percent, 68 percent, and 73 percent of our members had outstanding advances.
Our advance products include the following:

•
Overnight Advances. These advances are used primarily to fund the short-term liquidity needs of our borrowers and are renewed automatically until the borrower pays off the advance. Interest rates are set daily.

•	Fixed Rate Advances. These advances are used to fund both the short- and long-term liquidity needs of our borrowers and are available over a variety of terms.

•
Variable Rate Advances. These advances have interest rates that reset periodically to a specified interest rate index such as London Interbank Offered Rate (LIBOR) and are used to fund both the short- and long-term liquidity needs of our borrowers. Capped LIBOR advances are a type of variable rate advance in which the interest rate cannot exceed a specified maximum interest rate.

•
Callable Advances. These advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Amortizing advances are a type of callable advance with fixed rates and amortizing balances. Using an amortizing advance, a borrower may make predetermined principal payments at scheduled intervals throughout the term of the advance to manage the interest rate risk associated with long-term fixed rate amortizing assets. Also included in callable advances are fixed and variable rate member-owned option advances that are non-amortizing.

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

For additional information on our advances, including our top five borrowers, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.”

COLLATERAL
We are required by regulation to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance and throughout the life of the advance to ensure a fully collateralized position. Eligible collateral includes (i) whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including mortgage-backed securities (MBS) issued or guaranteed by Fannie Mae, Freddie Mac, or Government National Mortgage Association (Ginnie Mae) and Federal Family Education Loan Program guaranteed student loans, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each member's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.
Our hierarchy of pledged assets is to have the borrower execute a blanket lien, specifically assign the collateral, or place physical possession of the collateral with us or our safekeeping agent. We perfect our security interest in all pledged collateral by filing Uniform Commercial Code financing statements or taking physical possession of the collateral. Under the FHLBank Act, any security interest granted to us by our members, or any affiliates of our members, has priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), unless those claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that have perfected security interests.
Under a blanket lien, we are granted a security interest in all financial assets of the borrower to fully secure the borrower's indebtedness to us. Other than securities and cash deposits, we do not initially take delivery of collateral pledged by blanket lien borrowers. In the event of deterioration in the financial condition of a blanket lien borrower, we have the ability to require delivery of pledged collateral sufficient to secure the borrower's indebtedness to us. With respect to non-blanket lien borrowers (typically insurance companies and housing associates), we generally take control of collateral through the delivery of cash, securities, or mortgages to us or our safekeeping agent.
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
PREPAYMENT FEES
Advances are subject to a prepayment fee if terminated prior to their stated maturity or outside of a predetermined call or put date. The fees charged are priced to make us financially indifferent to the prepayment of the advance.
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
Mortgage Loans
We invest in mortgage loans through the MPF program, a secondary mortgage market structure developed by the FHLBank of Chicago to help fulfill the housing mission of the FHLBanks. Under the MPF program, we purchase or fund eligible mortgage loans (MPF loans) from or through PFIs. We may also acquire MPF loans through participations with other FHLBanks. MPF loans are conforming conventional or government-insured fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years.

MPF PROVIDER
The FHLBank of Chicago serves as the MPF Provider for the MPF program. In its role as MPF Provider, the FHLBank of Chicago provides the infrastructure and operational support for the MPF program and is responsible for publishing and maintaining the MPF Guides, which detail the requirements PFIs must follow in originating, selling, and servicing MPF loans. The MPF Provider is also responsible for establishing the base price of MPF loan products utilizing the agreed upon methodologies determined by the participating MPF FHLBanks. In exchange for providing these services, the MPF Provider receives a fee from each of the FHLBanks participating in the MPF program. The MPF Provider has engaged Wells Fargo Bank N.A. (Wells Fargo) as the master servicer for the MPF program.
MPF GOVERNANCE COMMITTEE
The MPF program Governance Committee, which is comprised of representatives from each of the FHLBanks participating in the MPF program, is responsible for implementing strategic MPF program decisions, including, but not limited to, pricing methodology changes.

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
MPF LOAN TYPES
There are six MPF loan products under the MPF program: Original MPF, MPF 100, MPF 125, MPF Plus, MPF Government and MPF Xtra (MPF Xtra is a trademark of the FHLBank of Chicago). While still held in our Statements of Condition, we currently do not offer the MPF 100 or MPF Plus loan products. The discussion below outlines characteristics of our MPF loans products.
Original MPF, MPF 125, MPF Plus, and MPF Government are closed loan products in which we purchase loans acquired or closed by the PFI. MPF 100 is a loan product in which we "table fund" MPF loans; that is, we provide the funds through the PFI as our agent to make the MPF loan to the borrower. MPF Xtra is an off-balance sheet loan product in which we assign 100 percent of our interest in PFI master commitments to the FHLBank of Chicago. The FHLBank of Chicago then purchases mortgage loans from our PFIs and sells those loans to Fannie Mae. We receive a small fee for our continued management of the PFI relationship under MPF Xtra.
The PFI performs all traditional retail loan origination functions on our MPF loan products. With respect to the MPF 100 loan product, we are considered the originator of the MPF loan for accounting purposes since the PFI is acting as our agent when originating the MPF loan; however, we do not collect any origination fees.
We are responsible for managing the interest rate risk, including prepayment risk, and liquidity risk associated with the MPF loans we purchase and carry on our Statements of Condition. In order to limit our credit risk exposure to that of an investor in an MBS that is rated the equivalent of AA by a nationally recognized statistical rating organization (NRSRO), we require a credit risk sharing arrangement with the PFI on all MPF loans at the time of purchase.
For additional discussion on our mortgage loans and their related credit risk, refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

LOAN MODIFICATIONS
Effective August 1, 2009, we introduced a temporary loan payment modification plan for participating PFIs, with a scheduled expiration date of December 31, 2011. Homeowners in default or imminent danger of default with conventional loans secured by their primary residence and originated prior to January 1, 2009 were eligible for the plan. On December 13, 2011, we extended the modification plan until December 31, 2013. Homeowners in default or imminent danger of default with conventional loans secured by their primary residence, regardless of loan origination date, are now eligible for the plan. At December 31, 2011, seven modified loans totaling $1.3 million were outstanding in our Statements of Condition.
Investments
We maintain an investment portfolio to provide investment income and liquidity, support the business needs of our members, and support the housing market through the purchase of mortgage-related assets. Our investment portfolio is comprised of both short- and long-term investments. Our short-term investments may include, but are not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, negotiable certificates of deposit, and commercial paper. Our long-term investments may include, but are not limited to, other U.S. obligations, government-sponsored enterprise (GSE) obligations, state or local housing agency obligations, Temporary Liquidity Guarantee Program (TLGP) debentures, taxable municipal bonds, and MBS. Our long-term investments generally provide higher returns than our short-term investments.
We do not have any subsidiaries. With the exception of a limited partnership interest in a Small Business Investment Company (SBIC), we have no equity position in any partnerships, corporations, or off-balance sheet special purpose entities. We limit new investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or that carry the highest investment grade rating by an NRSRO at the time of purchase. Our Enterprise Risk Management Policy (ERMP) prohibits new purchases of private-label MBS.
The Finance Agency also prohibits us from investing in certain types of securities, including:

•	instruments that provide an ownership interest in an entity, other than stock in an SBIC and certain investments targeted at low-income persons or communities;

•	instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks;

•	non-investment grade debt instruments, other than certain investments targeted at low-income persons or communities and instruments that were downgraded to a below investment grade after acquisition;

•
whole mortgages or other whole loans, or interests in mortgages or loans, other than: (i) those acquired under the FHLBank mortgage purchase programs; (ii) certain investments targeted at low-income persons or communities; (iii) certain marketable direct obligations of state, local, or tribal government units or agencies, having at least the second highest credit rating from an NRSRO; (iv) MBS or asset-backed securities collateralized by manufactured housing loans or home equity loans; and (v) certain foreign housing loans authorized under the FHLBank Act;

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

The Finance Agency further limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. On March 24, 2008, the Finance Agency gave temporary authorization for the FHLBanks to increase their purchases of MBS from three times regulatory capital to six times regulatory capital through March 31, 2010. After March 31, 2010, our purchase limit for MBS returned to three times regulatory capital. For details on our compliance with this regulatory requirement, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Investments.”

Standby Bond Purchase Agreements
We enter into standby bond purchase agreements with housing associates within our district whereby, for a fee, we agree to serve as a liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement dictates the specific terms that would require us to purchase the bonds. If purchased, the bonds would be classified as available-for-sale (AFS) securities in our Statements of Condition. For additional details on our standby bond purchase agreements, refer to “Item 8. Financial Statements and Supplementary Data — Note 20 — Commitments and Contingencies.”
Deposits
We accept deposits from our members and eligible housing associates. We offer several types of deposit programs, including demand, overnight, and term deposits. Deposit programs provide us funding while providing members a low-risk interest-earning asset.
Consolidated Obligations
Our primary source of funding and liquidity is the issuance of debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations (bonds and discount notes) are the joint and several obligations of all 12 FHLBanks and are backed only by the financial resources of the 12 FHLBanks. They are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. At February 29, 2012, Standard & Poor's Ratings Services (S&P) and Moody's Investors Service, Inc. (Moody's) rated the consolidated obligations AA+/A-1+ and Aaa/P-1.
The Office of Finance issues all consolidated obligations on behalf of the 12 FHLBanks. It is also responsible for servicing all outstanding debt, coordinating transfers of debt between the FHLBanks, serving as a source of information for the FHLBanks on capital market developments, managing the FHLBank System's relationship with the rating agencies with respect to consolidated obligations, and preparing and making available the FHLBank System's Combined Financial Reports.
Although we are primarily responsible for the portion of consolidated obligations issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority.
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

The Finance Agency also requires each FHLBank to maintain unpledged qualifying assets, as defined by regulation, in an amount at least equal to the amount of that FHLBank’s participation in the total consolidated obligations outstanding. For details on our compliance with this regulatory requirement, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Requirements.”

BONDS
Bonds are generally issued to satisfy our intermediate- and long-term funding needs. Typically, they have maturities ranging up to 30 years, although there is no statutory or regulatory limitation as to their maturity. Periodically, index amortizing notes may be issued that pay down consistent with a specified reference pool of mortgages determined at issuance and have a final stated maturity of up to 15 years. Bonds are issued with either fixed or variable rate payment terms that use a variety of indices for interest rate resets including, but not limited to, LIBOR, Constant Maturity Treasury, and the Federal funds rate. To meet the specific needs of certain investors, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. When bonds are issued on our behalf, we may concurrently enter into a derivative agreement to effectively convert the fixed rate payment stream to variable or to offset the embedded features in the bond.
Depending on the amount and type of funding needed, bonds may be issued through negotiated or competitively bid transactions with approved underwriters or selling group members (i.e., TAP Issue Program, callable auction, and Global Debt Program), or through debt transfers between FHLBanks.

The TAP Issue Program is used to issue fixed rate, noncallable bonds with standard maturities of two, three, five, seven, or ten years. The goal of the TAP Issue Program is to aggregate frequent smaller bond issues into a larger bond issue that may have greater market liquidity.
A callable auction process is used to issue fixed rate, callable bonds. Auction structures are determined by the FHLBanks in consultation with the Office of Finance and the securities dealer community. We may receive zero to 100 percent of the proceeds of the bonds issued via the callable auction depending on (i) the amounts and costs for the bonds bid by underwriters, (ii) the maximum costs we or other FHLBanks participating in the same issue, if any, are willing to pay for the obligations, and (iii) the guidelines for allocation of bond proceeds among multiple participating FHLBanks administered by the Office of Finance.
The Global Debt Program allows the FHLBanks to diversify their funding sources to include overseas investors. Global Debt Program bonds may be issued in maturities ranging up to 30 years and can be customized with different terms and currencies. FHLBanks participating in the Global Debt Program approve the terms of the individual issues.
For additional information on our bonds, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Consolidated Obligations” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity.”
DISCOUNT NOTES
Discount notes are generally issued to satisfy our short-term funding needs. They have maturities of up to 365/366 days and are offered daily through a discount note selling group and other authorized underwriters. Discount notes are sold at a discount and mature at par.
On a daily basis, we may request that specific amounts of discount notes with specific maturity dates be offered by the Office of Finance for sale through certain securities dealers. We may receive zero to 100 percent of the proceeds of the discount notes issued via this sales process depending on (i) the time of the request, (ii) the maximum costs we or other FHLBanks participating in the same issue, if any, are willing to pay for the discount notes, and (iii) the amount of orders for the discount notes submitted by dealers.
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
For additional information on our discount notes, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Consolidated Obligations” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity.”
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
We can use interest rate swaps, swaptions, interest rate caps and floors, options, and future/forward contracts as part of our interest rate risk management strategies. These derivatives can be used as either a fair value hedge of a financial instrument or firm commitment or an economic hedge to manage certain defined risks in our Statements of Condition.
Additional information on our derivatives can be found in "Item 8. Financial Statements and Supplementary Data — Note 12 — Derivatives and Hedging Activities” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Derivatives.”

CAPITAL AND DIVIDENDS
Capital
We issue a single class of capital stock (Class B capital stock). Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, or repurchased by us at the stated par value. We have two subclasses of capital stock: membership and activity-based. Each member must purchase and maintain membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st subject to a cap of $10.0 million and a floor of $10,000. Each member must also maintain activity-based capital stock in an amount equal to 4.45 percent of its total advances and mortgage loans outstanding in our Statements of Condition.
The investment requirements established in our Capital Plan are designed so that we remain adequately capitalized as member activity changes. To ensure we remain adequately capitalized, our Board of Directors may make adjustments to the investment requirements within ranges established in our Capital Plan. All capital stock issued is subject to a five year notice of redemption period.
Capital stock owned by members in excess of their investment requirement is known as excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess capital stock. In addition, we, at our discretion, may repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan or (ii) a member submits a notice to redeem all or a portion of the excess activity based capital stock.
For additional information on our capital, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital.”
Retained Earnings
Our ERMP requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we, as determined by our Board of Directors, will establish an action plan to enable us to return to our targeted level of retained earnings within twelve months. At December 31, 2011, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.
Dividends
Our Board of Directors may declare and pay different dividends for each subclass of capital stock. Dividend payments may be made in the form of cash and/or additional shares of capital stock. Historically, we have only paid cash dividends. By regulation, we may pay dividends from current earnings or retained earnings, but we may not declare a dividend based on projected or anticipated earnings. We are prohibited from paying a dividend in the form of additional shares of capital stock if, after the issuance, the outstanding excess capital stock would be greater than one percent of our total assets. In addition, we may not declare or pay a dividend if the par value of our capital stock is impaired or is projected to become impaired after paying such dividend. Our Board of Directors may not declare or pay dividends if it would result in our non-compliance with regulatory capital requirements.
Historically, our dividend philosophy for both membership and activity-based capital stock has been to pay a dividend equal to or above the average three-month LIBOR rate for the covered period. Beginning in the first quarter of 2012, we plan to differentiate dividend payments between membership and activity-based capital stock. Our Board of Directors believe that any excess returns on capital stock above an appropriate benchmark rate which are not retained for capital growth should be returned to members that utilize our product and service offerings. Our dividend philosophy will be to pay a membership capital stock dividend similar to a benchmark rate of interest, such as average-three month LIBOR, and an activity-based capital stock dividend, when possible, at least 50 basis points in excess of the membership capital stock dividend. Our actual dividend payout will continue to be determined quarterly by our Board of Directors, based on policies, regulatory requirements, financial projections, and actual performance.
For additional information on our dividends, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Dividends.”

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

The JCE Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20 percent of its net income each quarter to a restricted retained earnings account (RREA) until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings will not be available to pay dividends. To review the JCE Agreement, as amended, see Exhibit 99.1 of our Form 8-K filed with the Securities and Exchange Commission (SEC) on August 5, 2011.

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011 and approved amendments to their Capital Plans, including ours, designed to implement the provisions of the JCE Agreement. As a result, beginning in the third quarter of 2011, we began allocating 20 percent of our net income to a separate RREA. At December 31, 2011, our RREA amounted to $6.5 million.

COMPETITION
In general, the current competitive environment, as it has historically, presents a challenge to achieving our financial goals. We continuously reassess the potential for success in attracting and retaining customers for our products and services.
Advances
Our primary business is making advances to our members and eligible housing associates. Demand for our advances is affected by, among other things, the cost of other available sources of funding for our borrowers. We compete with other suppliers of secured and unsecured wholesale funding including, but not limited to, investment banks, commercial banks, other GSEs, and U.S. Government agencies. We may also compete with other FHLBanks to the extent that member institutions have affiliated institutions located outside of our district. Furthermore, our members typically have access to brokered deposits and resale agreements, each of which represent competitive alternatives to our advances. Many of our competitors are not subject to the same body of regulation that we are, which enables those competitors to offer products and terms that we may not be able to offer. Efforts to effectively compete with other suppliers of wholesale funding by changing the pricing of our advances may result in a decrease in the profitability of our advance business.
Mortgage Loans
The purchase of mortgage loans through the MPF program is subject to competition on the basis of prices paid for mortgage loans, customer service, and ancillary services, such as automated underwriting and loan servicing options. We compete primarily with other GSEs, such as Fannie Mae, Freddie Mac, and other financial institutions and private investors for acquisition of conventional fixed rate mortgage loans.
Consolidated Obligations
Our primary source of funding is through the issuance of consolidated obligations. We compete with the U.S. Government, Fannie Mae, Freddie Mac, and other GSEs as well as corporate, sovereign, and supranational entities for funds raised through the issuance of debt in the national and global debt markets. In the absence of increased demand, increased supply of competing debt products may result in higher debt costs or lesser amounts of debt issued at the same cost. Although our debt issuances have kept pace with the funding needs of our members, there can be no assurance that this will continue.
TAXATION
We are exempt from all federal, state, and local taxation except real property taxes.

ASSESSMENTS
Affordable Housing Program
The FHLBank Act requires each FHLBank to establish and fund an AHP. Each FHLBank utilizes its AHP to provide grants and subsidized advances to members to support housing for very low to moderate income households. Annually, the FHLBanks must set aside for the AHP the greater of ten percent of their current year net earnings or their pro-rata share of an aggregate $100 million to be contributed in total by the FHLBanks. For purposes of the AHP assessment, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock, less the assessment for REFCORP, if applicable. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency. We accrue the AHP assessment on a monthly basis and reduce our AHP liability as program funds are distributed.
As discussed in the following section, we satisfied our REFCORP obligation during the third quarter of 2011 and began allocating a portion of our net income to a separate RREA. Because the REFCORP assessment reduced the amount of net earnings used to calculate the AHP assessment, it had the effect of reducing the total amount of funds allocated to the AHP. The amounts allocated to the new RREA, however, will not be treated as an assessment and will not reduce our net earnings. As a result, our AHP contributions as a percentage of pre-assessment earnings will increase because the REFCORP obligation has been fully satisfied.
For additional information on the AHP, refer to “Item 8. Financial Statements and Supplementary Data — Note 15 — Affordable Housing Program.”
Resolution Funding Corporation
On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011. The 12 FHLBanks entered into a JCE Agreement, as amended, which requires each FHLBank to allocate 20 percent of its net income to a separate RREA, beginning in the third quarter of 2011. For additional details on the JCE Agreement, refer to the "Capital and Dividends" section of this Item 1.
Prior to the satisfaction of the REFCORP obligation, each FHLBank was required to pay 20 percent of its net income (before the REFCORP assessment and after the AHP assessment) to REFCORP until the total amount of payments actually made was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030.
AVAILABLE INFORMATION
We are required to file with the SEC an annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The SEC maintains a website containing these reports and other information regarding our electronic filings located at www.sec.gov. These reports may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the SEC's Public Reference Room may be obtained by calling 1-800-SEC-0330.
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
Information contained in the previously mentioned websites, or that can be accessed through those websites, is not incorporated by reference into this annual report on Form 10-K and does not constitute a part of this or any report filed with the SEC.
PERSONNEL
As of February 29, 2012, we had 221 full-time equivalent employees. Our employees are not covered by a collective bargaining agreement.

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
We cannot predict when new regulations will be promulgated by the Finance Agency or whether Congress will enact new legislation, and we cannot predict the effect of any new regulations or legislation on our business operations. Changes in regulatory or statutory requirements could result in, among other things, changes to the eligibility criteria of our membership, changes to the types of business activities that we are permitted to engage in, an increase in our cost of funding, or a decrease in the size, scope, or nature of our lending, investment, or MPF program activities, which could negatively affect our financial condition and results of operations.

Our legislative and regulatory environment continues to change as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) and Congress continues to debate proposals for housing finance and GSE reform. For a discussion of recent legislative and regulatory activity that could affect us, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”

WE FACE COMPETITION FOR ADVANCES, MORTGAGE LOANS, AND FUNDING
Our primary business activities are providing advances to members and housing associates and acquiring residential mortgage loans from or through our members. Demand for our advances is affected by, among other things, the cost of other available sources of funding for our borrowers. We compete with other suppliers of secured and unsecured wholesale funding including, but not limited to, investment banks, commercial banks, other GSEs, and U.S. Government agencies. In addition, our members typically have access to brokered deposits and resale agreements, each of which represent competitive alternatives to our advances. Many of our competitors are not subject to the same body of regulation that we are, which enables those competitors to offer products and terms that we may not be able to offer. Efforts to effectively compete with other suppliers of wholesale funding by changing the pricing of our advances may result in a decrease in the profitability of our advance business. A decrease in the demand for advances or a decrease in the profitability on advances would negatively affect our financial condition and results of operations.
The purchase of mortgage loans through the MPF program is subject to competition on the basis of prices paid for mortgage loans, customer service, and ancillary services, such as automated underwriting and loan servicing options. We compete primarily with other GSEs, such as Fannie Mae, Freddie Mac, and other financial institutions and private investors for acquisition of conventional fixed rate mortgage loans. Increased competition could result in a reduction in the amount of mortgage loans we are able to purchase, which could negatively affect our financial condition and results of operations.
We also compete with the U.S. Government, Fannie Mae, Freddie Mac, and other GSEs as well as corporate, sovereign, and supranational entities for funds raised through the issuance of debt in the national and global markets. In the absence of increased demand, increased supply of competing debt products may result in higher debt costs or lesser amounts of debt issued at the same cost. An increase in funding costs would negatively affect our financial condition and results of operations.

WE ARE JOINTLY AND SEVERALLY LIABLE FOR THE CONSOLIDATED OBLIGATIONS OF OTHER FHLBANKS AND MAY BE REQUIRED TO PROVIDE FINANCIAL ASSISTANCE TO OTHER FHLBANKS
Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of the 12 FHLBanks and are backed only by the financial resources of the FHLBanks. They are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. Furthermore, if the Finance Agency determines that an FHLBank is unable to satisfy its obligations, it may allocate the outstanding liability among the remaining FHLBanks on a pro-rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that it may determine. Accordingly, we could incur liability beyond our primary obligation under consolidated obligations, which could negatively affect our financial condition and results of operations. Moreover, we may not pay dividends to, or redeem or repurchase capital stock from, any of our members if timely payment of principal and interest on all FHLBank consolidated obligations has not been made. Accordingly, our ability to pay dividends or to redeem or repurchase capital stock may be affected not only by our financial condition, but by the financial condition of the other FHLBanks.
Due to our relationship with other FHLBanks, we could also be impacted by events other than the default on a consolidated obligation. Events that impact other FHLBanks include, but are not limited to, member failures, capital deficiencies, and other-than-temporary impairment charges. These events may cause the Finance Agency, at its discretion, to require any FHLBank to either provide capital to or buy assets of any other FHLBank. If we were called upon by the Finance Agency to do either of these items, it may impact our financial condition.
Additionally, the FHLBank Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks are required to set aside, in the aggregate, the greater of $100 million or ten percent of their current year net earnings. If the FHLBanks do not make the minimum $100 million AHP contribution in a given year, we could be required to contribute more than ten percent of our current year net earnings. An increase in our AHP contributions could adversely impact our financial condition and results of operations.
ACTUAL OR PERCEIVED CHANGES IN THE FHLBANK'S CREDIT RATINGS AS WELL AS THE U.S. GOVERNMENT'S CREDIT RATING COULD ADVERSELY AFFECT OUR BUSINESS
Our consolidated obligations are currently rated AA+/A-1+ by S&P and Aaa/P-1 by Moody's. These ratings are subject to reduction or withdrawal at any time by an NRSRO, and the FHLBank System may not be able to maintain these credit ratings. Adverse rating agency actions on the FHLBank System or U.S. Government may reduce investor confidence and negatively affect our cost of funds and ability to issue consolidated obligations on acceptable terms, which could adversely impact our financial condition and results of operations.
A reduction in our credit rating would also trigger additional collateral posting requirements under our derivative agreements. At December 31, 2011, if our credit rating had been lowered from its current rating of AA+ to the next lower rating, we would have been required to deliver up to an additional $69.2 million of collateral to our derivative counterparties. Further, demand for certain Bank products, including, but not limited to, standby letters of credit and standby bond purchase agreements, is influenced by our credit rating. A reduction in our credit rating could weaken or eliminate demand for such products.

We cannot predict future impacts on our financial condition, results of operations, and business model resulting from actions taken by the rating agencies and/or the U.S. Government's fiscal health. To the extent we cannot access funding and derivatives when needed on acceptable terms or demand for our products declines, our financial condition and results of operations could be adversely affected.

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
We attempt to mitigate unsecured credit risk by limiting the terms of unsecured investments and the borrowing capacity of our counterparties. We attempt to mitigate secured credit risk through collateral requirements and credit analysis of our borrowers and counterparties. We require collateral on advances, letters of credit, mortgage loan credit enhancements provided by PFIs, certain investments, and derivatives. All advances, letters of credit, and mortgage loan credit enhancements are required to be fully collateralized. We evaluate the types of collateral pledged by our borrowers and counterparties and assign a borrowing capacity to the collateral, generally based on a percentage of its estimated market value. We generally have the ability to call for additional or substitute collateral during the life of an obligation to ensure we are fully collateralized.
If a borrower or counterparty fails, we have the right to take ownership of the collateral covering the obligation. However, if the liquidation value of the collateral is less than the value of the outstanding obligation, we may incur losses that could adversely affect our financial condition and results of operations. If we are unable to secure the obligations of borrowers and counterparties, our lending, investing, and hedging activities could decrease, which would negatively impact our financial condition and results of operations.
CHANGES IN ECONOMIC CONDITIONS OR FEDERAL FISCAL AND MONETARY POLICY COULD ADVERSELY IMPACT OUR BUSINESS
As a cooperative, we operate with narrow margins and expect to be profitable over the long-term based on our prudent lending standards, conservative investment strategies, and diligent risk management practices. Because we operate with narrow margins, our net income is sensitive to changes in market conditions that can impact the interest we earn and pay and introduce volatility in other (loss) income. These conditions include, but are not limited to, changes in interest rates and the money supply, inflation, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we conduct business. Our financial condition, results of operations, and ability to pay dividends could be negatively affected by changes in economic conditions.
Additionally, our business and results of operations may be affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve, which regulates the supply of money and credit in the U.S. The Federal Reserve's policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities, which could adversely affect our financial condition, results of operations, and ability to pay dividends.
WE COULD BE ADVERSELY AFFECTED BY OUR INABILITY TO ENTER INTO DERIVATIVE INSTRUMENTS ON ACCEPTABLE TERMS
We use derivatives to manage interest rate risk, including prepayment risk, in our Statements of Condition and to achieve our risk management objectives. Our effective use of derivative instruments depends upon management's ability to determine the appropriate hedging positions in light of our assets and liabilities as well as prevailing and anticipated market conditions. In addition, the effectiveness of our hedging strategies depends upon our ability to enter into derivatives with acceptable counterparties, on terms desirable to us, and in quantities necessary to hedge our corresponding assets and liabilities. If we are unable to manage our hedging positions properly, or are unable to enter into derivative instruments on desirable terms, we may incur higher funding costs and be unable to effectively manage our interest rate risk and other risks, which could negatively affect our financial condition and results of operations.
One factor that could impact our ability to manage our hedging positions properly or enter into derivative instruments on desirable terms is the Dodd-Frank Act. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. These new requirements could materially affect our ability or cost to hedge our risk exposures and achieve our risk management objectives.
For additional discussion on how the Dodd-Frank Act could affect our derivative and hedging activities, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”

EXPOSURE TO OPTION RISK IN OUR FINANCIAL ASSETS AND LIABILITIES COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS
Our mortgage assets provide homeowners the option to prepay their mortgages prior to maturity. The effect of changes in interest rates can exacerbate prepayment or extension risk, which is the risk that mortgage assets will be refinanced by the mortgagor in low interest rate environments or will remain outstanding longer than expected at below-market yields when interest rates increase. Our advances, consolidated obligations, and derivatives may provide us, the borrower, the issuer, or the counterparty with the option to call or put the asset or liability. These options leave us susceptible to unpredictable cash flows associated with our financial assets and liabilities. The exercise of the option and the prepayment or extension risk is dependent on general market conditions and if not managed appropriately, could have a material adverse effect on our financial condition and results of operations.
A DELAY IN THE INITIATION OR COMPLETION OF FORECLOSURE PROCEEDINGS ON OUR MPF LOANS COUPLED WITH INCREASING DELINQUENCY AND LOSS SEVERITY RATES MAY HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The housing market experienced a significant slowdown in foreclosure activity throughout 2011 due primarily to delays in processing foreclosure paperwork. A continued delay in the initiation or completion of foreclosure proceedings could impact the amount of losses we incur on our mortgage loans. Additionally, as a result of the prolonged deterioration in the U.S. housing market, we continue to experience increased loan loss severity on our mortgage loan portfolio. We increased our allowance for credit losses on mortgage loans to $19.0 million at December 31, 2011 from $13.0 million at December 31, 2010. To the extent that economic conditions further weaken and home prices continue to decline, we could see an increase in delinquency or loss severity and decide to further increase our allowance for credit losses on mortgage loans. In addition, to the extent that mortgage insurance providers fail to fulfill their obligations to pay us for claims, we could bear additional losses on certain mortgage loans with outstanding mortgage insurance coverage. As a result, our financial condition and results of operations could be adversely impacted.
MEMBER FAILURES, MERGERS, AND CONSOLIDATIONS COULD ADVERSELY AFFECT OUR BUSINESS
Over the last several years, the financial services industry has experienced increasing defaults on, among other things, home mortgages, commercial real estate, and credit card loans, which caused increased regulatory scrutiny and required capital to cover non-performing loans. These factors have led to an increase in the number of financial institution failures, mergers, and consolidations. During 2011, our membership level declined primarily as a result of four bank failures and 29 mergers or consolidations, three of which were outside our district. The number of current and potential members in our district may decline further if these trends continue. The resulting loss of business could negatively impact our business operations, financial condition, and results of operations.
WE COULD BE ADVERSELY AFFECTED BY OUR INABILITY TO ACCESS THE CAPITAL MARKETS
Our primary source of funds is through the issuance of consolidated obligations in the capital markets. Our ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing market conditions in the capital markets and rating agency actions, both of which are beyond our control. We cannot make any assurance that we will be able to obtain funding on terms acceptable to us, if at all. If we cannot access funding when needed, our ability to support and continue business operations, including our compliance with regulatory liquidity requirements, could be adversely impacted, which would thereby adversely impact our financial condition and results of operations. Although our debt issuances have kept pace with the funding needs of our members and eligible housing associates, there can be no assurance that this will continue.

THE IMPACT OF FINANCIAL MODELS AND THE UNDERLYING ASSUMPTIONS USED TO VALUE FINANCIAL INSTRUMENTS AND COLLATERAL MAY HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The degree of management judgment involved in determining the fair value of financial instruments or collateral is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments and collateral that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. We utilize external and internal pricing models to determine the fair value of certain financial instruments and collateral. For external pricing models, we review the vendors' pricing processes, methodologies, and control procedures for reasonableness. For internal pricing models, the underlying assumptions are based on management's best estimates for discount rates, prepayments, market volatility, and other factors. The assumptions used in both external and internal pricing models could have a significant effect on the reported fair values of assets and liabilities or collateral, the related income and expense, and the expected future behavior of assets and liabilities or collateral. While models used by us to value financial instruments and collateral are subject to periodic validation by independent parties, rapid changes in market conditions could impact the value of our financial instruments and collateral. The use of different models and assumptions, as well as changes in market conditions, could impact our financial condition and results of operations as well as the amount of collateral we require from borrowers and counterparties.
The information provided by our internal financial models is also used in making business decisions relating to strategies, initiatives, transactions, and products. We have adopted controls, procedures, and policies to monitor and manage assumptions used in our internal models. However, models are inherently imperfect predictors of actual results because they are based on assumptions about future performance or activities. Changes in any models or in any of the assumptions, judgments or estimates used in the models may cause the results generated by the model to be materially different. If the results are not reliable due to inaccurate assumptions, we could make poor business decisions, including asset and liability management, or other decisions, which could result in an adverse financial impact.
FAILURE TO MEET MINIMUM REGULATORY CAPITAL REQUIREMENTS COULD ADVERSELY AFFECT OUR ABILITY TO REDEEM OR REPURCHASE CAPITAL STOCK, PAY DIVIDENDS, AND ATTRACT NEW MEMBERS
We are required to maintain capital to meet specific minimum requirements, as defined by the Finance Agency. Historically, our capital has exceeded all capital requirements and we have maintained adequate capital and leverage ratios. If we fail to meet any of these requirements or if our Board of Directors or the Finance Agency determines that we have incurred, or are likely to incur, losses resulting in, or losses that are expected to result, in a charge against capital, we would not be able to redeem or repurchase any capital stock while such charges are continuing or expected to continue. In addition, failure to meet our capital requirements could result in the Finance Agency's imposition of restrictions pertaining to dividend payments, lending, investing, or other business activities. Additionally, the Finance Agency could require that we call upon our members to purchase additional capital stock to meet our minimum regulatory capital requirements. Members may be unable or unwilling to satisfy such calls for additional capital, thereby affecting their desire to continue business with us.
OUR RELIANCE ON INFORMATION SYSTEMS AND OTHER TECHNOLOGY COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS
We rely heavily upon information systems and other technology to conduct and manage our business. To the extent that we experience a technical failure or interruption in any of these systems or other technology, including those caused by a breach of our information systems, we may be unable to conduct and manage our business effectively. During the third quarter of 2011, we began the process of replacing our core banking system. This implementation, which is expected to take several years, could subject us to a higher level of operational risk or risk of technical failure or interruption. Although we have implemented a disaster recovery and business continuity plan, we can make no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of any technical failure or interruption. Any technical failure or interruption could harm our customer relations, risk management, and profitability, and could adversely impact our financial condition and results of operations.
THE INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD ADVERSELY IMPACT OUR BUSINESS
We rely heavily upon our employees in order to successfully execute our business and strategies. The success of our business mission depends, in large part, on our ability to attract and retain certain key personnel with required talents and skills. Should we be unable to hire or retain effective key personnel with the needed talents or skills, our business operations could be adversely impacted.

RELIANCE ON THE FHLBANK OF CHICAGO, AS MPF PROVIDER, AND FANNIE MAE, AS THE ULTIMATE INVESTOR IN THE MPF XTRA PRODUCT, COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS
As part of our business, we participate in the MPF program with the FHLBank of Chicago. In its role as MPF Provider, the FHLBank of Chicago provides the infrastructure and operational support for the MPF program and is responsible for publishing and maintaining the MPF Guides, which detail the requirements PFIs must follow in originating, selling, and servicing MPF loans. If the FHLBank of Chicago changes its MPF Provider role, ceases to operate the MPF program, or experiences a failure or interruption in its information systems and other technology, our mortgage purchase business could be adversely affected, and we could experience a related decrease in our net interest margin and profitability. In the same way, we could be adversely affected if any of the FHLBank of Chicago's third-party vendors supporting the operation of the MPF program were to experience operational or technical difficulties.
Additionally, under the MPF Xtra loan product, we assign 100 percent of our interest in PFI master commitments to the FHLBank of Chicago, who then purchases mortgage loans from our PFIs and sells those loans to Fannie Mae. Should the FHLBank of Chicago or Fannie Mae experience any operational difficulties or inability to continue to do business, those difficulties could have a negative impact on the value of the Bank to our membership.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
On January 2, 2007, we executed a 20 year lease with an affiliate of our member, Wells Fargo, for approximately 43,000 square feet of office space. The office space is located at 801 Walnut Street, Suite 200, Des Moines, Iowa and used for all primary business functions.
On June 10, 2011, we executed a three year lease with Tomorrow 30 Des Moines, Limited Partnership, for approximately 6,000 square feet of office space. The office space is located at 666 Walnut Street, Suite 1910, Des Moines, Iowa and is used for general business functions.

We also maintain a leased, off-site back-up facility with approximately 4,100 square feet in Urbandale, Iowa.

ITEM 3. LEGAL PROCEEDINGS

We are not currently aware of any material pending or threatened legal proceedings against us, other than ordinary routine litigation incidental to our business, that could have an adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We are a cooperative. This means we are owned by our customers, whom we call members. Our current and former members own all of our outstanding capital stock. Our capital stock is not publicly traded. It is purchased and redeemed by members or repurchased by us at a par value of $100 per share. Our capital stock may be redeemed with a five year notice from the member or voluntarily repurchased by us at par value, subject to certain limitations set forth in our Capital Plan. The par value of each share of capital stock is $100. At February 29, 2012, we had 1221 current members that held 20.6 million shares of capital stock and 10 former members that held 0.1 million shares of mandatorily redeemable capital stock.
We paid the following cash dividends in 2011 and 2010 (dollars in millions):

	2011		2010
Quarter Declared and Paid	Amount[1]	Annualized Rate[3]	Amount[2]	Annualized Rate[3]
First Quarter	$16.9	3.00%	$14.6	2.00%
Second Quarter	15.8	3.00	11.9	2.00
Third Quarter	16.0	3.00	11.5	2.00
Fourth Quarter	16.2	3.00	23.1	4.00

[1]
Amounts exclude $40,000, $50,000, $48,000, and $49,000 of cash dividends paid on mandatorily redeemable capital stock for the first, second, third, and fourth quarters of 2011. For financial reporting purposes, these dividends were classified as interest expense.

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

For additional information regarding our dividends, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Dividends.”

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

	December 31,
Statements of Condition	2011	2010	2009	2008	2007
Investments[1]	$14,637	$18,639	$20,790	$15,369	$9,244
Advances	26,591	29,253	35,720	41,897	40,412
Mortgage loans held for portfolio, gross	7,157	7,434	7,719	10,685	10,802
Allowance for credit losses	(19)	(13)	(2)	—	—
Total assets	48,733	55,569	64,657	68,129	60,736
Consolidated obligations
Discount notes	6,810	7,208	9,417	20,061	21,501
Bonds	38,012	43,791	50,495	42,723	34,564
Total consolidated obligations[2]	44,822	50,999	59,912	62,784	56,065
Mandatorily redeemable capital stock	6	7	8	11	46
Capital stock — Class B putable[3]	2,109	2,183	2,461	2,781	2,717
Retained earnings	569	556	484	382	361
Accumulated other comprehensive income (loss)	134	91	(34)	(146)	(26)
Total capital	2,812	2,830	2,911	3,017	3,052

	Years Ended December 31,
Statements of Income	2011	2010	2009	2008	2007
Net interest income[4]	$235.6	$414.9	$197.4	$245.6	$171.1
Provision for credit losses on mortgage loans	9.2	12.1	1.5	0.3	—
Other (loss) income[5]	(71.9)	(161.5)	55.8	(27.8)	10.3
Other expense	56.9	60.2	53.1	44.1	42.4
Net income	77.8	133.0	145.9	127.4	101.4

	Years Ended December 31,
Selected Financial Ratios[6]	2011	2010	2009	2008	2007
Net interest spread[7]	0.36%	0.59%	0.17%	0.18%	0.07%
Net interest margin[8]	0.44	0.67	0.28	0.35	0.37
Return on average equity	2.78	4.57	4.46	3.88	4.25
Return on average capital stock	3.66	5.76	5.05	4.27	4.97
Return on average assets	0.15	0.22	0.21	0.18	0.21
Average equity to average assets	5.27	4.70	4.63	4.71	5.04
Regulatory capital ratio[9]	5.51	4.94	4.57	4.66	5.14
Dividend payout ratio[10]	83.34	45.92	30.05	83.81	83.13

1	Investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and held-to-maturity (HTM) securities.
2
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $691.8 billion, $796.3 billion, $930.5 billion, $1,251.5 billion, and $1,189.6 billion at December 31, 2011, 2010, 2009, 2008, and 2007.

3	Total capital stock includes excess capital stock of $80.7 million, $57.7 million, $61.8 million, $61.1 million, and $95.1 million at December 31, 2011, 2010, 2009, 2008, and 2007.
4	Represents net interest income before the provision for credit losses on mortgage loans.
5	Other (loss) income includes, among other things, net gains on trading securities, net (losses) gains on derivatives and hedging activities, and net (losses) gains on the extinguishment of debt.
6	Amounts used to calculate selected financial ratios are based on numbers in thousands. Accordingly, recalculations using numbers in millions may not produce the same results.
7	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.
8	Represents net interest income expressed as a percentage of average interest-earning assets.
9
Represents period end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes all capital stock, including mandatorily redeemable capital stock, and retained earnings.

10	Represents dividends declared and paid in the stated period expressed as a percentage of net income in the stated period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis (MD&A) is designed to provide information that will help the reader develop a better understanding of our financial statements, changes in our financial statements from year to year, and the primary factors driving those changes. Our MD&A is organized as follows:

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

EXECUTIVE OVERVIEW

Our Bank is a member-owned cooperative serving shareholder members in a five-state region (Iowa, Minnesota, Missouri, North Dakota, and South Dakota). Our mission is to provide funding and liquidity to our members and housing associates so that they can meet the housing, economic development, and business needs of the communities they serve. We fulfill our mission by providing liquidity to our members and housing associates through advances, supporting residential mortgage lending through the MPF program, and providing affordable housing programs that create housing opportunities for low and moderate income families. Our members may include commercial banks, thrifts, credit unions, insurance companies, and community development financial institutions.

We reported net income of $77.8 million in 2011 compared to $133.0 million in 2010. Our 2011 net income, calculated in accordance with accounting principles generally accepted in the U.S. (GAAP), was primarily impacted by a decline in advance interest income, improved funding costs, and losses on derivatives and hedging activities.

Throughout 2011, we experienced a continued decline in our advance balances resulting from reduced member demand, scheduled maturities, and prepayments. Advance demand remained weak primarily due to high deposit levels at member institutions, which serve as a liquidity alternative to advances, and low demand for loans at member institutions. Our advance interest income declined $290.8 million in 2011 when compared to 2010. A large portion of this decline was due to a decrease in advance prepayment fee income. When a member decides to prepay an advance, we are required by regulation to charge a prepayment fee to make ourself financially indifferent. Our advance prepayment fee income decreased $163.3 million in 2011 when compared to 2010 as a result of fewer advance prepayments.

Throughout 2011, our interest expense on consolidated obligations decreased $204.9 million when compared to 2010. The decrease was primarily due to a reduction in funding needs resulting from a declining balance sheet. In addition, as a result of the low interest rate environment, we took advantage of calling certain higher-costing debt in order to reduce our future interest costs and reposition our balance sheet. We called $28.9 billion and $25.5 billion of debt during 2011 and 2010. As advances were prepaid during 2010, we also extinguished $1.3 billion of bonds funding the prepaid advances and recorded losses on these debt extinguishments of $163.7 million.

The decline in advance interest income, specifically advance prepayment fee income, partially offset by improved funding costs, decreased our net interest income to $235.6 million in 2011 from $414.9 million in 2010. Excluding the impact of advance prepayment fees, our net interest income in 2011 and 2010 was $224.9 million and $240.9 million, resulting in a net interest margin of 0.42 and 0.39 percent. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Net Interest Income” for additional discussion on our net interest income.

Our net income during 2011 was also impacted by our use of derivatives and hedging activities. We utilize derivative instruments to manage our interest rate risk, including mortgage prepayment risk, and to achieve our risk management objectives. Because derivative accounting rules affect the timing and recognition of income or expense, we may be subject to income statement volatility. During 2011, as a result of market volatility, we recorded net losses of $110.8 million on our derivatives and hedging activities compared to net losses of $52.6 million in 2010. The net losses were recorded as a component of other (loss) income and were due to economic derivatives, which do not qualify for fair value hedge accounting. During 2011, we recorded net losses of $121.7 million on economic derivatives compared to net losses of $57.3 million in 2010. These losses were primarily due to the effect of changes in interest rates on interest rate caps economically hedging our mortgage asset portfolio and interest rate swaps economically hedging our trading securities portfolio. The net losses on derivatives and hedging activities during 2011 and 2010 were partially offset by gains on fair value derivatives. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities.

Our total assets decreased to $48.7 billion at December 31, 2011 from $55.6 billion at December 31, 2010 due primarily to a decline in investment securities and advances. Investment securities declined due primarily to principal paydowns on MBS and a reduction in short-term investments. Advances declined due to reduced member demand, scheduled maturities, and prepayments. Our total liabilities decreased to $45.9 billion at December 31, 2011 from $52.7 billion at December 31, 2010 due to a decline in consolidated obligations resulting from a decline in total assets. At December 31, 2011 and 2010, our total capital was $2.8 billion. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

Adjusted Earnings

As part of evaluating financial performance, we adjust GAAP net income before assessments (GAAP net income) and GAAP net interest income before provision for credit losses (GAAP net interest income) for the impact of (i) market adjustments relating to derivative and hedging activities and instruments held at fair value, (ii) realized gains (losses) on the sale of investment securities, (iii) holding gains on trading securities, and (iv) other unpredictable items, including asset prepayment fee income and debt extinguishment losses. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income before provision for credit losses (adjusted net interest income) and adjusted net income before assessments (adjusted net income).

Because our business model is primarily one of holding assets and liabilities to maturity, management believes that the adjusted earnings measure is helpful in understanding our operating results and provides a meaningful period-to-period comparison in contrast to GAAP income, which can be impacted by fair value changes driven by market volatility or transactions that are considered to be unpredictable. Market volatility in our Statements of Income is primarily driven by derivatives and hedging activities and investments classified as trading in our Statements of Condition. We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition and to achieve our risk management objectives. The use of derivative instruments requires that, on a GAAP basis, we record the changes in fair value of our derivatives instruments and related hedged items (if applicable) in earnings, which can create volatility. We also acquire and classify certain investments as trading securities generally for liquidity purposes. The trading classification requires that, on a GAAP basis, we record these securities at fair value with changes in fair value reported through earnings.

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

The following table summarizes the reconciliation between GAAP net interest income and adjusted net interest income for the years ended December 31, 2011, 2010, and 2009 (dollars in millions):

	2011	2010	2009
Net interest income before provision for credit losses (GAAP)	$235.6	$414.9	$197.4
Excludes:
Prepayment fees on advances, net	10.7	174.0	10.3
Prepayment fees on investments	14.6	—	—
Fair value hedging adjustments	1.6	1.3	(15.9)
Total adjustments	26.9	175.3	(5.6)
Includes items reclassified from other (loss) income:
Net interest income on economic hedges	0.8	6.7	5.2
Adjusted net interest income before provision for credit losses	$209.5	$246.3	$208.2
Adjusted net interest margin	0.39%	0.40%	0.30%

Our adjusted net interest income decreased $36.8 million during 2011 when compared to 2010. The decrease was mainly due to lower interest income on advances and investments, partially offset by lower interest expense on consolidated obligations. Our advance interest income declined as a result of the low interest rate environment and continued decline in advance balances resulting from reduced member demand, scheduled maturities, and prepayments. Our investment interest income declined due primarily to MBS principal paydowns and limited investment opportunities. Our consolidated obligation interest expense improved due to a reduction in funding needs resulting from a declining balance sheet and the low interest rate environment. In addition, as a result of the low interest rate environment, we called certain higher-costing debt in order to reduce our future interest costs and reposition our balance sheet. Despite a decline in adjusted net interest income, our adjusted net interest margin was 0.39 percent and 0.40 percent during 2011 and 2010. During 2010, our adjusted net interest income increased $38.1 million when compared to 2009 due primarily to lower interest expense on consolidated obligations resulting from the low interest rate environment.

The following table summarizes the reconciliation between GAAP net income and adjusted net income for the years ended December 31, 2011, 2010, and 2009 (dollars in millions):

	2011	2010	2009
Net income before assessments (GAAP)	$97.6	$181.1	$198.6
Excludes:
Adjustments to net interest income	26.9	175.3	(5.6)
Net gain on trading securities	38.7	37.4	19.1
Net loss on sale of available-for-sale securities	—	—	(10.9)
Net gain on sale of held-to-maturity securities	7.2	—	—
Net (loss) gain on consolidated obligations held at fair value	(6.5)	5.7	(4.4)
Net gain on mortgage loans held for sale	—	—	1.3
Net (loss) gain on derivatives and hedging activities	(110.8)	(52.6)	133.8
Net loss on extinguishment of debt	(4.6)	(163.7)	(89.9)
Includes:
Net interest income on economic hedges	0.8	6.7	5.2
Amortization of hedging costs[1]	(6.1)	—	—
Adjusted net income before assessments	$141.4	$185.7	$160.4

1
Beginning in the first quarter of 2011 and on a go forward basis, we have adjusted our GAAP net income to reflect the amortization of upfront payments and any gains or losses on the sale of derivative instruments with an upfront payment over the life of the instrument.

Our adjusted net income decreased $44.3 million during 2011 when compared to 2010. The decrease was primarily due to a decline in adjusted net interest income and losses on real estate owned (REO). Due to continued deterioration in real estate values, we recorded losses of $1.6 million on REO during 2011 compared to gains of $5.8 million in 2010. Our adjusted net income increased $25.3 million during 2010 when compared to 2009 due to an increase in adjusted net interest income.

For additional discussion on items impacting our GAAP earnings, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Capital Markets

During the first half of 2011, the U.S. domestic economy continued its slow recovery from the recent financial crisis. Exports of U.S. manufactured goods, growth in equipment and software, strong corporate profits, and the availability of credit to larger non-financial corporations supported the recovery. However, the pace of the economic expansion reflected the dampening effect of slow growth in consumer spending, continued pressure on housing prices, and limited access to credit by small businesses. Economic growth was negatively affected by high unemployment rates and weaker than expected long-term labor market indicators. Concerns about the financial stability of Europe, as well as the slower than expected domestic economic recovery, triggered a continued flight to quality in the capital markets during the first half of 2011 as investors moved assets into short-term U.S. Treasuries and agency securities.

During the second half of 2011, challenges surrounding U.S. fiscal policy and strains in the global financial markets continued to pose significant downside risks to the economic outlook. In mid-July, the U.S. debt ceiling debate took center stage with an ultimate agreement signed in early August. On August 5, 2011, for the first time in U.S. history, S&P downgraded the long-term sovereign rating of the U.S. Government from AAA to AA+ with a negative outlook. In its announcement of the downgrade, S&P stated the following: "The downgrade reflects our opinion that the fiscal consolidation plan that Congress and the Administration recently agreed to falls short of what, in our view, would be necessary to stabilize the government's medium-term debt dynamics."

Economic conditions showed signs of stabilization during the fourth quarter of 2011. Late in the quarter, economic data, including a decline in the unemployment rate, produced positive sentiment amongst market participants. This positive sentiment was somewhat offset by continued concerns surrounding the European debt crisis. In its December 13, 2011 statement, the Federal Open Market Committee (FOMC) noted that it continues to expect a moderate pace of economic growth over coming quarters and consequently anticipates that the unemployment rate will decline only gradually toward levels that it judges to be consistent with its long-term goal for monetary policy. The FOMC also anticipates that inflation will settle over coming quarters to levels at or below those consistent with its long-term goal for monetary policy.

Mortgage Markets

The sluggish economic recovery resulted in minimal growth for new consumer, mortgage, and commercial loans during 2011. Despite low mortgage interest rates, access to mortgage credit remained limited as a result of tight credit policies, lower home prices, and high unemployment levels. The imbalance between housing supply and demand, the substantial backlog of vacant properties for sale, and the significant proportion of distressed property sales kept downward pressure on housing prices throughout 2011. To help bolster conditions in the mortgage markets, the FOMC continued to reinvest principal payments from its holdings of agency debt and agency MBS into agency MBS.

Interest Rates

The following table summarizes key average market interest rates for 2011 and 2010 as well as key market interest rates at December 31, 2011 and 2010:

	2011 Average	2010 Average	2011 Ending Rate	2010 Ending Rate
Federal funds[1]	0.10%	0.18%	0.04%	0.13%
Three-month LIBOR[1]	0.33	0.34	0.58	0.30
2-year U.S. Treasury[1]	0.44	0.69	0.28	0.60
10-year U.S. Treasury[1]	2.77	3.19	2.02	3.30
30-year residential mortgage note[1]	4.47	4.69	3.95	4.86

1	Source is Bloomberg.

The Federal Reserve's key targeted interest rate, the Federal funds rate, maintained at a range of 0.00 to 0.25 percent throughout the end of 2011. In its January 25, 2012 statement, the FOMC noted that it currently anticipates that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate at least through late 2014, which was a change from its prior stance of mid-2013. Average three-month LIBOR remained historically low throughout the first half of 2011. During the second half of 2011, average three-month LIBOR began to steadily increase as a result of the European sovereign risk crisis. Because a considerable portion of our assets and liabilities are directly tied to short-term interest rates, our interest income and interest expense were affected by changes in short-term interest rates throughout 2011. Average U.S. Treasury yields were generally lower throughout 2011 when compared to 2010. Mortgage rates generally moved in tandem with the U.S. Treasury market during 2011.

To support a stronger economic recovery and to help ensure that inflation, over time, is at levels consistent with the Federal Reserve's long-term goal for monetary policy, the FOMC decided to extend the average maturity of its holdings of securities in September of 2011. As announced, the FOMC intends to purchase, by the end of June 2012, $400 billion of U.S. Treasury securities with remaining maturities of 6 to 30 years and to sell an equal amount of U.S. Treasury securities with remaining maturities of 3 years or less. This program, known as "Operation Twist", was implemented by the Federal Reserve to help make broader financial conditions more accommodative.

Funding Spreads

The following table summarizes our average funding spreads to LIBOR for 2011 and 2010 as well as our funding spreads to LIBOR at December 31, 2011 and 2010:

	2011 3-Month Average	2010 3-Month Average	2011 12-Month Average	2010 12-Month Average	2011 Ending Spread	2010 Ending Spread
FHLB spreads to LIBOR
(basis points)[1]
3-month	(41.9)	(9.9)	(13.5)	(14.8)	(53.0)	(11.3)
2-year	(20.9)	(6.8)	(10.3)	(6.8)	(31.4)	(5.6)
5-year	(0.8)	3.7	3.5	6.1	(8.7)	9.9
10-year	44.1	32.8	41.9	40.6	36.5	39.9

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. Throughout 2011, our shorter-term funding spreads relative to LIBOR generally improved when compared to the same periods in 2010, despite a downgrade of our long-term credit rating by S&P on August 8, 2011 following the downgrade of the U.S. Government's long-term sovereign rating. The improvement was primarily due to a rally in U.S. Treasuries, a widening of short-term swap levels, and continued investor interest in high-quality, low-risk investments. Our longer-term (10-year) funding spreads relative to LIBOR were generally less favorable throughout 2011 as a result of decreased investor appetite resulting from ongoing uncertainty in the financial markets. Due to the current funding environment, we utilized swapped fixed rate debt, callable debt, structured debt, and discount notes throughout 2011 to manage our risk profile and restructure our debt profile to more closely match the projected cash flows of our assets.

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the years ended December 31, 2011, 2010, and 2009 (dollars in millions). These items are further described in the sections that follow.

			2011 vs. 2010			2010 vs. 2009
	2011	2010	$ Change	% Change	2009	$ Change	% Change
Net interest income before provision for credit losses	$235.6	$414.9	$(179.3)	(43.2)%	$197.4	$217.5	110.2%
Provision for credit losses on mortgage loans	9.2	12.1	(2.9)	(24.0)	1.5	10.6	706.7
Other (loss) income	(71.9)	(161.5)	89.6	(55.5)	55.8	(217.3)	389.4
Other expense	56.9	60.2	(3.3)	(5.5)	53.1	7.1	13.4
Assessments	19.8	48.1	(28.3)	(58.8)	52.7	(4.6)	(8.7)
Net income	$77.8	$133.0	$(55.2)	(41.5)%	$145.9	$(12.9)	(8.8)%

Net Interest Income

Our net interest income is impacted by changes in average asset and liability balances, and the related yields and costs, as well as returns on invested capital. Net interest income is managed within the context of tradeoff between market risk and return.

The following table presents average balances and rates of major interest rate sensitive asset and liability categories for the years ended December 31, 2011, 2010, and 2009 (dollars in millions):

	2011			2010			2009
	Average Balance[1]	Yield/Cost	Interest Income/Expense	Average Balance[1]	Yield/Cost	Interest Income/Expense	Average Balance[1]	Yield/Cost	Interest Income/Expense

Interest-earning assets
Interest-bearing deposits	$353	0.12%	$0.4	$125	0.29%	$0.4	$113	0.37%	$0.4
Securities purchased under agreements to resell	1,533	0.08	1.3	1,345	0.18	2.4	1,165	0.16	1.8
Federal funds sold	2,552	0.10	2.5	3,021	0.16	4.8	6,007	0.29	17.4
Short-term investments[2]	146	0.13	0.2	456	0.41	1.9	683	0.53	3.6
Mortgage-backed securities[2,3]	9,802	2.34	229.8	12,635	2.18	275.8	9,584	2.12	203.0
Other investments[2,4]	3,215	2.25	72.3	3,826	2.17	82.9	6,028	1.59	95.6
Advances[5,6]	27,773	0.98	271.0	32,476	1.73	561.8	37,766	1.77	668.2
Mortgage loans[7]	7,256	4.48	325.0	7,557	4.73	357.3	9,190	4.83	443.6
Loans to other FHLBanks	3	0.04	—	—	—	—	—	—	—
Total interest-earning assets	52,633	1.71	902.5	61,441	2.10	1,287.3	70,536	2.03	1,433.6
Non-interest-earning assets	477	—	—	415	—	—	165	—	—
Total assets	$53,110	1.70%	$902.5	$61,856	2.08%	$1,287.3	$70,701	2.03%	$1,433.6
Interest-bearing liabilities
Deposits	$988	0.05%	$0.5	$1,370	0.09%	$1.2	$1,296	0.18%	$2.4
Consolidated obligations
Discount notes[6]	7,104	0.09	6.1	7,146	0.15	10.4	20,736	0.64	132.2
Bonds[6]	41,256	1.60	660.1	49,283	1.75	860.7	44,218	2.49	1,101.3
Other interest-bearing liabilities[8]	8	2.65	0.2	8	2.10	0.1	38	0.80	0.3
Total interest-bearing liabilities	49,356	1.35	666.9	57,807	1.51	872.4	66,288	1.86	1,236.2
Non-interest-bearing liabilities	956	—	—	1,139	—	—	1,142	—	—
Total liabilities	50,312	1.33	666.9	58,946	1.48	872.4	67,430	1.83	1,236.2
Capital	2,798	—	—	2,910	—	—	3,271	—	—
Total liabilities and capital	$53,110	1.26%	$666.9	$61,856	1.41%	$872.4	$70,701	1.75%	$1,236.2
Net interest income and spread		0.36%	$235.6		0.59%	$414.9		0.17%	$197.4
Net interest margin[9]		0.44%			0.67%			0.28%
Average interest-earning assets to interest-bearing liabilities		106.64%			106.29%			106.41%
Composition of net interest income
Asset-liability spread		0.37%	$198.5		0.60%	$371.8		0.20%	$137.4
Earnings on capital		1.33%	37.1		1.48%	43.1		1.83%	60.0
Net interest income			$235.6			$414.9			$197.4

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties.
2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.
3	MBS interest income includes a $14.6 million prepayment fee during the year ended December 31, 2011 as a result of an AFS MBS prepayment.
4
Other investments include: TLGP debentures, taxable municipal bonds, other U.S. obligations, GSE obligations, state or local housing agency obligations, a Private Export Funding Corporation bond, and an equity investment in a SBIC.

5	Advance interest income includes advance prepayment fee income of $10.7 million, $174.0 million, and $10.3 million for the years ended December 31, 2011, 2010, and 2009.
6	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.
7	Non-accrual loans and loans held for sale are included in average balances used to determine the average rate.
8	Other interest-bearing liabilities consist of mandatorily redeemable capital stock and borrowings from other FHLBanks.
9	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	2011 vs. 2010			2010 vs. 2009
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$0.3	$(0.3)	$—	$0.1	$(0.1)	$—
Securities purchased under agreements to resell	0.3	(1.4)	(1.1)	0.3	0.3	0.6
Federal funds sold	(0.7)	(1.6)	(2.3)	(6.6)	(6.0)	(12.6)
Short-term investments	(0.8)	(0.9)	(1.7)	(1.0)	(0.7)	(1.7)
Mortgage-backed securities	(65.1)	19.1	(46.0)	66.8	6.0	72.8
Other investments	(13.6)	3.0	(10.6)	(41.3)	28.6	(12.7)
Advances	(72.8)	(218.0)	(290.8)	(91.6)	(14.8)	(106.4)
Mortgage loans	(13.9)	(18.4)	(32.3)	(77.3)	(9.0)	(86.3)
Loans to other FHLBanks	—	—	—	—	—	—
Total interest income	(166.3)	(218.5)	(384.8)	(150.6)	4.3	(146.3)
Interest expense
Deposits	(0.3)	(0.4)	(0.7)	0.1	(1.3)	(1.2)
Consolidated obligations
Discount notes	(0.1)	(4.2)	(4.3)	(56.2)	(65.6)	(121.8)
Bonds	(131.4)	(69.2)	(200.6)	115.2	(355.8)	(240.6)
Other interest-bearing liabilities	—	0.1	0.1	(0.4)	0.2	(0.2)
Total interest expense	(131.8)	(73.7)	(205.5)	58.7	(422.5)	(363.8)
Net interest income	$(34.5)	$(144.8)	$(179.3)	$(209.3)	$426.8	$217.5

Our net interest income is made up of two components: asset-liability spread and earnings on capital.

ASSET-LIABILITY SPREAD

Asset-liability spread equals the yield on total assets minus the cost of total liabilities. During 2011, our asset-liability spread was 37 basis points compared to 60 and 20 basis points in 2010 and 2009. The majority of our asset-liability spread is driven by our net interest spread. During 2011, our net interest spread was 36 basis points compared to 59 and 17 basis points in 2010 and 2009. Our 2011 net interest spread was primarily impacted by lower advance prepayment fee income, decreased average interest-earning asset and interest-bearing liability volumes, and lower interest rates. The composition of our interest income and interest expense is discussed below.

Advances

Interest income on advances (including prepayment fees on advances, net) decreased 52 percent during 2011 when compared to 2010 and 16 percent during 2010 when compared to 2009. The decrease in 2011 was due to lower advance prepayment fee income, lower average advance volumes, and lower interest rates. Advance prepayment fee income declined $163.3 million during 2011 due to fewer advance prepayments by members. Average advance volumes declined $4.7 billion during 2011 due to reduced member demand, scheduled maturities, and prepayments. Because the majority of our advance originations during 2011 were short-term in nature, the low interest rate environment also contributed to a decline in our advance interest income. The decrease in 2010 was due to lower average advance volumes and lower interest rates, partially offset by increased advance prepayment fee income. Average advance volumes declined $5.3 billion during 2010 due to the high level of liquidity in the market and the low loan demand experienced by our members. Given the low interest rate environment and steady decline in our advance balances, we anticipate that advance interest income will continue to decrease in the near future.

Bonds

Interest expense on bonds decreased 23 percent during 2011 when compared to 2010 and 22 percent during 2010 when compared to 2009. The decrease in 2011 was due to lower average bond volumes and lower interest rates. Average bond volumes declined during 2011 due to a reduction in advance demand and limited investment opportunities. In addition, as a result of the low interest rate environment, we took advantage of calling certain higher-costing debt in order to reduce our future interest costs and reposition our balance sheet. We called $28.9 billion and $25.5 billion of debt during 2011 and 2010. The decrease in 2010 was due to lower interest rates, partially offset by increased average bond volumes. Average bond volumes increased during 2010 due to us replacing maturing discount notes with bonds in an effort to better match fund our longer-term assets with longer-term debt.

Investments

Interest income on investments decreased 17 percent during 2011 when compared to 2010. The decrease was primarily due to lower average volumes resulting from MBS principal paydowns and limited investment opportunities. The decrease in investment income during 2011 was partially offset by our receipt of a $14.6 million prepayment fee for the prepayment of an AFS MBS during the first quarter of 2011.

Interest income on investments increased 14 percent during 2010 when compared to 2009. The increase was primarily due to higher average MBS volumes. During the first quarter of 2010, we purchased GSE MBS up to five times regulatory capital as a result of temporary authorization from the Finance Agency to increase our purchases of MBS from three times regulatory capital to six times regulatory capital through March 31, 2010. After March 31, 2010, our purchase limit for MBS returned to three times regulatory capital.

Mortgage Loans

Interest income on mortgage loans decreased 9 percent during 2011 when compared to 2010 and 19 percent during 2010 when compared to 2009. The decrease during both periods was due to lower interest rates and lower average mortgage loan volumes. Average mortgage loan volumes declined due primarily to principal paydowns exceeding mortgage loan purchases. The decline in average mortgage loan volumes during 2010 was also due to us selling approximately $2.1 billion of mortgage loans to Fannie Mae through the FHLBank of Chicago in 2009.

Discount Notes

Interest expense on discount notes decreased 42 percent during 2011 when compared to 2010 and 92 percent during 2010 when compared to 2009. The decrease during both periods was due primarily to lower interest rates and lower average discount note volumes. Average discount note volumes declined as a result of decreased short-term funding needs and us replacing maturing discount notes with bonds in an effort to better match fund our longer-term assets with longer-term debt.

EARNINGS ON CAPITAL

Our earnings on capital decreased during 2011 when compared to 2010 and 2009 due primarily to lower interest rates. During 2011, earnings on invested capital amounted to $37.1 million compared to $43.1 million and $60.0 million in 2010 and 2009.

Provision for Credit Losses on Mortgage Loans

During 2011, we recorded a provision for credit losses of $9.2 million, bringing our allowance for credit losses to $19.0 million at December 31, 2011. The provision recorded was primarily driven by increased loss severities, management's expectation that loans migrating to REO and loss severities will likely increase in the future, and decreased availability of performance-based credit enhancement fees resulting from an increase in charge-off activity and a decline in master commitment balances. In addition, we made certain refinements to our allowance for credit losses model during 2011 to better estimate loss severities, future delinquencies, and loans migrating to REO status. During 2010 and 2009, we recorded a provision for credit losses of $12.1 million and $1.5 million.

See additional discussion regarding our mortgage loan credit risk in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Other (Loss) Income

The following table summarizes the components of other (loss) income for the years ended December 31, 2011, 2010, and 2009 (dollars in millions):

	2011	2010	2009
Service fees	$1.2	$1.6	$2.1
Net gain on trading securities	38.7	37.4	19.1
Net loss on sale of available-for-sale securities	—	—	(10.9)
Net gain on sale of held-to-maturity securities	7.2	—	—
Net (loss) gain on consolidated obligations held at fair value	(6.5)	5.7	(4.4)
Net gain on mortgage loans held for sale	—	—	1.3
Net (loss) gain on derivatives and hedging activities	(110.8)	(52.6)	133.8
Net loss on extinguishment of debt	(4.6)	(163.7)	(89.9)
Other, net	2.9	10.1	4.7
Total other (loss) income	$(71.9)	$(161.5)	$55.8

Other (loss) income can be volatile from period to period depending on the type of financial activity recorded. During 2011, 2010, and 2009, other (loss) income was primarily impacted by derivatives and hedging activities, debt extinguishments, fair value adjustments on trading securities, and fair value adjustments on consolidated obligations held at fair value.

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition and to achieve our risk management objectives. Derivatives are recorded at fair value with changes in fair value reflected through other (loss) income. During 2011, we recorded net losses of $110.8 million on our derivatives and hedging activities compared to net losses of $52.6 million in 2010 and net gains of $133.8 million in 2009. The net losses during 2011 and 2010 were due to economic derivatives. During 2011, we recorded net losses of $121.7 million on economic derivatives compared to losses of $57.3 million in 2010. These losses were primarily due to the effect of changes in interest rates on interest rate caps economically hedging our mortgage asset portfolio and interest rate swaps economically hedging our trading securities portfolio. The net gains during 2009 were primarily due to the effect of changes in interest rates on interest rate swaps hedging certain AFS securities. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for a more detailed discussion of our hedging activities.

In an effort to reduce future interest costs and reposition our balance sheet, we may extinguish certain higher-costing bonds from time to time. During 2011, we extinguished bonds with a total par value of $33.0 million and recorded net losses of $4.6 million. During 2010, we extinguished bonds with a total par value of $1.3 billion and recorded net losses of $163.7 million. The primary driver for extinguishing such a large amount of debt in 2010 was advance prepayments. As advances were prepaid, we extinguished certain bonds funding the prepaid advances and utilized the advance prepayment fee income to offset the losses on the debt extinguishments. During 2009, we extinguished bonds with a total par value of $0.9 billion and recorded losses of $89.9 million.

We generally hold trading securities in our Statements of Condition for liquidity purposes. Trading securities are recorded at fair value with changes in fair value reflected through other (loss) income. During 2011, 2010, and 2009, we recorded net gains on trading securities of $38.7 million, $37.4 million, and $19.1 million. Net gains on trading securities include both realized gains from the sale of trading securities and holding gains. Realized gains on trading securities amounted to $1.0 million, $28.6 million, and $14.5 million during 2011, 2010, and 2009. The decrease in realized gains during 2011 when compared to 2010 was due to fewer investment sales. Holding gains on trading securities amounted to $37.7 million, $8.8 million, and $4.6 million during 2011, 2010, and 2009. The increase in holding gains during 2011 when compared to 2010 was primarily due to the effect of changes in interest rates.

During 2011, 2010, and 2009, we elected the fair value option on certain consolidated obligations that did not qualify for hedge accounting. We recorded fair value adjustment losses of $6.5 million on these consolidated obligations during 2011 compared to gains of $5.7 million in 2010 and losses of $4.4 million in 2009. The change between periods was primarily due to the effect of changes in interest rates. In order to achieve some offset to the fair value adjustment recorded on the fair value option consolidated obligations, we executed interest rate swaps accounted for as economic derivatives. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for the impact of these economic derivatives.

Hedging Activities

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition and to achieve our risk management objectives. Accounting rules affect the timing and recognition of income or expense on derivatives and therefore we may be subject to income statement volatility.

If a hedging activity qualifies for hedge accounting treatment (fair value hedge), we include the periodic cash flow components of the hedging instrument related to interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. We also record the amortization of basis adjustments from terminated hedges in interest income or expense or other (loss) income. Changes in the fair value of both the hedging instrument and the hedged item are recorded as a component of other (loss) income in “Net (loss) gain on derivatives and hedging activities."

If a hedging activity does not qualify for hedge accounting treatment (economic hedge), we record the hedging instrument's components of interest income and expense, together with the effect of changes in fair value as a component of other (loss) income in “Net (loss) gain on derivatives and hedging activities”; however, there is no fair value adjustment for the corresponding asset or liability unless changes in the fair value of the asset or liability are normally marked to fair value through earnings (e.g., trading securities and fair value option instruments).

The following table categorizes the net effect of hedging activities on net income by product for the year ended December 31, 2011 (dollars in millions):

	2011
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(33.0)	$—	$(3.2)	$43.2	$—	$—	$7.0
Net interest settlements	(313.9)	(11.8)	—	265.2	—	—	(60.5)
Total net interest income	(346.9)	(11.8)	(3.2)	308.4	—	—	(53.5)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	8.5	(2.7)	—	5.1	—	—	10.9
(Losses) gains on economic hedges	(0.3)	(59.9)	(0.8)	7.3	(0.9)	(67.1)	(121.7)
Total net gain (loss) on derivatives and hedging activities	8.2	(62.6)	(0.8)	12.4	(0.9)	(67.1)	(110.8)
Subtotal	(338.7)	(74.4)	(4.0)	320.8	(0.9)	(67.1)	(164.3)
Net gain on trading securities[2]	—	40.2	—	—	—	—	40.2
Net loss on consolidated obligations held at fair value	—	—	—	(5.1)	(1.4)	—	(6.5)
Net amortization[3]	—	—	—	(0.5)	—	—	(0.5)
Total net effect of hedging activities	$(338.7)	$(34.2)	$(4.0)	$315.2	$(2.3)	$(67.1)	$(131.1)

1	Represents the amortization/accretion of basis adjustments on closed hedge relationships included in net interest income.
2
Represents the net gains on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changing market prices. As a result, this line item may not agree to the Statements of Income.

3	Represents the amortization of basis adjustments on closed bond hedge relationships included in other (loss) income as a result of debt extinguishments.

The following table categorizes the net effect of hedging activities on net income by product for the year ended December 31, 2010 (dollars in millions):

	2010
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(99.8)	$—	$(2.7)	$33.2	$—	$—	$(69.3)
Net interest settlements	(392.3)	(7.1)	—	335.9	—	—	(63.5)
Total net interest income	(492.1)	(7.1)	(2.7)	369.1	—	—	(132.8)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	5.0	1.6	—	(1.9)	—	—	4.7
(Losses) gains on economic hedges	(0.8)	(70.5)	(0.9)	27.5	—	(12.6)	(57.3)
Total net gain (loss) on derivatives and hedging activities	4.2	(68.9)	(0.9)	25.6	—	(12.6)	(52.6)
Subtotal	(487.9)	(76.0)	(3.6)	394.7	—	(12.6)	(185.4)
Net gain on trading securities[2]	—	34.4	—	—	—	—	34.4
Net gain on consolidated obligations held at fair value	—	—	—	5.7	—	—	5.7
Net accretion[3]	—	—	—	10.4	—	—	10.4
Total net effect of hedging activities	$(487.9)	$(41.6)	$(3.6)	$410.8	$—	$(12.6)	$(134.9)

1	Represents the amortization/accretion of basis adjustments on closed hedge relationships included in net interest income.
2
Represents the net gains on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changing market prices. As a result, this line item may not agree to the Statements of Income.

3	Represents the accretion of basis adjustments on closed bond hedge relationships included in other (loss) income as a result of debt extinguishments.

The following table categorizes the net effect of hedging activities on net income by product for the year ended December 31, 2009 (dollars in millions):

	2009
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(55.2)	$—	$(1.7)	$30.5	$—	$—	$(26.4)
Net interest settlements	(365.7)	(11.5)	—	277.0	—	—	(100.2)
Total net interest income	(420.9)	(11.5)	(1.7)	307.5	—	—	(126.6)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	2.6	82.8	—	14.2	—	—	99.6
(Losses) gains on economic hedges	(0.5)	12.0	(2.3)	3.3	2.4	19.3	34.2
Total net gain (loss) on derivatives and hedging activities	2.1	94.8	(2.3)	17.5	2.4	19.3	133.8
Subtotal	(418.8)	83.3	(4.0)	325.0	2.4	19.3	7.2
Net loss on trading securities[2]	—	(17.2)	—	—	—	—	(17.2)
Net loss on consolidated obligations held at fair value	—	—	—	(4.4)	—	—	(4.4)
Total net effect of hedging activities	$(418.8)	$66.1	$(4.0)	$320.6	$2.4	$19.3	$(14.4)

1	Represents the amortization/accretion of basis adjustments on closed hedge relationships included in net interest income.
2
Represents the net losses on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changing market prices. As a result, this line item may not agree to the Statements of Income.

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities. The change in advance amortization over the past three years has been due primarily to advance prepayments. When an advance prepays, we terminate the hedge relationship and fully amortize the remaining basis adjustment through earnings. During 2010, we experienced a large amount of advance prepayments and therefore recognized increased amortization on our advance hedge relationships when compared to 2011 and 2009. Amortization/accretion on mortgage loans and consolidated obligations remained fairly stable over the past three years and resulted primarily from the normal amortization of existing basis adjustments.

NET INTEREST SETTLEMENTS

Net interest settlements represent the interest component on derivatives that qualify for fair value hedge accounting. These amounts vary from period to period depending on our hedging activities and interest rates and are partially offset by the interest component on the related hedged item within net interest income. The net effect of hedging activity tables do not include the impact of the interest component on the related hedged item.

GAINS AND LOSSES ON FAIR VALUE HEDGES

Gains and losses on fair value hedges are driven by hedge ineffectiveness. Hedge ineffectiveness occurs when changes in the fair value of the derivative and the related hedged item do not perfectly offset each other. The primary drivers of hedge ineffectiveness are changes in the benchmark interest rate and volatility. During 2011 and 2010, gains and losses on fair value hedges remained fairly stable and were the result of normal market activity. During 2009, we experienced large gains on investment hedge relationships as a result of unique opportunities in the financial markets. These opportunities allowed us to sell certain swapped AFS securities and terminate the associated interest rate swaps, resulting in net gains on the derivative termination of $82.6 million.

GAINS AND LOSSES ON ECONOMIC HEDGES

We utilize economic derivatives to manage certain defined risks in our Statements of Condition. Gains and losses on economic derivatives are driven primarily by changes in interest rates and volatility and include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. The following discussion highlights key items impacting gains and losses on economic derivatives.

Balance Sheet

We utilize interest rate caps and floors to economically hedge our mortgage assets against increases or decreases in interest rates. Gains and losses on these economic derivatives are due to changes in interest rates and volatility. The following table summarizes gains and losses on these economic derivatives for the years ended December 31, 2011, 2010, and 2009 (dollars in millions):

	2011	2010	2009
(Losses) gains on interest rate caps	$(65.7)	$(6.6)	$19.3
Losses on interest rate floors	(1.4)	(6.5)	—
Interest settlements on interest rate floors	—	0.5	—
Net (losses) gains on balance sheet derivatives	$(67.1)	$(12.6)	$19.3

At December 31, 2011 and 2010, the fair value of interest rate caps outstanding in our Statements of Condition was $15.9 million and $96.4 million. The majority of losses on interest rate caps during 2011 resulted from changes in the value of interest rate caps held at December 31, 2010. We paid $75.3 million in premiums to acquire the interest rate caps outstanding at December 31, 2011. This premium cost is effectively amortized over the life of the derivative contract through the monthly fair value adjustments. At December 31, 2011, we had no interest rate floors outstanding in our Statements of Condition.

Investments

We utilize interest rate swaps to economically hedge a portion of our trading securities against changes in fair value. Gains and losses on these economic derivatives are due primarily to changes in interest rates. The following table summarizes gains and losses on these economic derivatives as well as gains and losses on the related trading securities for the years ended December 31, 2011, 2010, and 2009 (dollars in millions):

	2011	2010	2009
(Losses) gains on interest rate swaps	$(44.9)	$(47.0)	$23.6
Interest settlements	(15.0)	(23.5)	(11.6)
Net (losses) gains on investment derivatives	(59.9)	(70.5)	12.0
Net gains (losses) on related trading securities	40.2	34.4	(17.2)
Net losses on investment hedge relationships	$(19.7)	$(36.1)	$(5.2)

Consolidated Obligations

We utilize interest rate swaps to economically hedge our consolidated obligations for which we elected the fair value option against changes in fair value. Gains and losses on these economic derivatives are due primarily to changes in interest rates. In addition, consolidated obligations in a fair value hedge relationship that fail retrospective hedge effectiveness testing are required to be accounted for as economic derivatives. The following table summarizes gains and losses on these economic derivatives as well as gains and losses on the related consolidated obligations elected under the fair value option for the years ended December 31, 2011, 2010, and 2009 (dollars in millions):

	2011	2010	2009
(Losses) gains on interest rate swaps	$(8.1)	$(3.8)	$6.3
Losses on interest rate swaps in ineffective fair value hedge relationships	(2.3)	(0.7)	(20.9)
Interest settlements	16.8	32.0	20.3
Net gains on consolidated obligation derivatives	6.4	27.5	5.7
Net (losses) gains on related consolidated obligations elected under the fair value option	(6.5)	5.7	(4.4)
Net (losses) gains on consolidated obligation hedge relationships	$(0.1)	$33.2	$1.3
Other Expense
The following table shows the components of other expense for the years ended December 31, 2011, 2010, and 2009 (dollars in millions):

	2011	2010	2009
Compensation and benefits	$31.4	$38.1	$31.9
Other operating expenses	17.7	16.9	16.6
Total operating expenses	49.1	55.0	48.5
Finance Agency	5.0	3.0	2.4
Office of Finance	2.8	2.2	2.2
Total other expense	$56.9	$60.2	$53.1

Other expense decreased $3.3 million during 2011 when compared to 2010 and increased $7.1 million during 2010 when compared to 2009. The change between both periods was primarily due to funding and administrative costs on our Pentegra Defined Benefit Plan for Financial Institutions (DB Plan). During 2011, we made contributions to the DB Plan of $3.9 million compared to $11.6 million in 2010 and $5.7 million in 2009. Our contributions in 2010 and 2009 were higher as a result of us making discretionary contributions of $8.4 million and $3.3 million.

STATEMENTS OF CONDITION

Financial Highlights

Our total assets decreased to $48.7 billion at December 31, 2011 from $55.6 billion at December 31, 2010. Our total liabilities decreased to $45.9 billion at December 31, 2011 from $52.7 billion at December 31, 2010. Total capital was $2.8 billion at December 31, 2011 and 2010. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution at December 31, 2011 and 2010 (dollars in millions):

	2011	2010
Commercial banks	$11,215	$12,821
Thrifts	963	1,540
Credit unions	746	707
Insurance companies	12,586	12,783
Total member advances	25,510	27,851
Housing associates	17	500
Non-member borrowers	136	152
Total par value	$25,663	$28,503

Our advances decreased nine percent at December 31, 2011 when compared to December 31, 2010. The decrease was primarily due to reduced member demand, scheduled maturities, and continuing prepayments. Advance demand remained weak primarily due to high deposit levels at member institutions, which serve as a liquidity alternative to advances, and low demand for loans at member institutions.

The following table summarizes our advances by product type at December 31, 2011 and 2010 (dollars in millions):

	2011		2010
	Amount	% of Total	Amount	% of Total
Variable rate	$7,704	30.0	$8,570	30.1
Fixed rate	17,547	68.4	19,503	68.4
Amortizing	412	1.6	430	1.5
Total par value	25,663	100.0	28,503	100.0
Fair value hedging adjustments
Cumulative fair value gain on existing hedges	842		663
Basis adjustments from terminated and ineffective hedges	86		87
Total advances	$26,591		$29,253

Cumulative fair value gains on existing hedges increased $178.7 million at December 31, 2011 when compared to December 31, 2010 due primarily to a decrease in interest rates. Generally, the cumulative fair value gains on advances are offset by the fair value losses on the related derivative contracts.

The following table summarizes advances outstanding to our five largest member borrowers at December 31, 2011 (dollars in millions):

	Amount	% of Total
Transamerica Life Insurance Company[1]	$3,375	13.2
Aviva Life and Annuity Company	2,530	9.9
TCF National Bank	2,450	9.5
ING USA Annuity and Life Insurance Company	1,579	6.2
Principal Life Insurance Company	1,250	4.9
Total par value	$11,184	43.7

1	Excludes $400.0 million of outstanding advances with Monumental Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

We are required by regulation to obtain sufficient collateral on advances to protect against losses. Management has policies and procedures in place to appropriately manage this credit risk. We have never experienced a credit loss on an advance to a member or eligible housing associate. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio at December 31, 2011 and 2010 (dollars in millions):

	2011	2010
Fixed rate conventional loans	$6,678	$7,033
Fixed rate government-insured loans	426	370
Total unpaid principal balance	7,104	7,403
Premiums	71	64
Discounts	(31)	(41)
Basis adjustments from mortgage loan commitments	13	8
Allowance for credit losses	(19)	(13)
Total mortgage loans held for portfolio, net	$7,138	$7,421

Our mortgage loans decreased four percent at December 31, 2011 when compared to December 31, 2010. The decrease was primarily due to principal paydowns exceeding mortgage loan purchases. During the second half of 2011, we experienced an increase in principal paydowns and mortgage loan purchases as mortgage rates fell and borrowers had incentive to refinance.

Our mortgage loans are concentrated primarily with Superior Guaranty Insurance Company (Superior), an affiliate of Wells Fargo. At December 31, 2011 and 2010, approximately $2.7 billion and $3.5 billion of our mortgage loans outstanding were from Superior. We have not purchased any mortgage loans from Superior since 2004.

During 2011, we recorded an additional provision for credit losses of $9.2 million, bringing our allowance for credit losses to $19.0 million at December 31, 2011. The provision recorded was primarily driven by increased loss severities, management's expectation that loans migrating to REO and loss severities will likely increase in the future, and decreased availability of performance-based credit enhancement fees resulting from an increase in charge-off activity and a decline in master commitment balances. In addition, we made certain refinements to our allowance for credit losses model during 2011 to better estimate loss severities, future delinquencies, and loans migrating to REO status. See additional discussion regarding our mortgage loan credit risk in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments at December 31, 2011 and 2010 (dollars in millions):

	2011		2010
	Amount	% of Total	Amount	% of Total
Short-term investments
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	600	4.1	1,550	8.3
Federal funds sold	2,115	14.5	2,025	10.9
Negotiable certificates of deposit	340	2.3	335	1.8
Total short-term investments	3,056	20.9	3,911	21.0
Long-term investments
Mortgage-backed securities
Government-sponsored enterprises	8,198	56.0	11,301	60.6
Other U.S. obligations	14	0.1	34	0.2
Private-label	49	0.3	59	0.3
Total mortgage-backed securities	8,261	56.4	11,394	61.1
Non-mortgage-backed securities
Interest-bearing deposits	5	—	8	0.1
Government-sponsored enterprise obligations	930	6.4	835	4.5
Other U.S. obligations	181	1.2	176	0.9
State or local housing agency obligations	102	0.7	107	0.6
TLGP debentures	1,572	10.7	1,780	9.5
Taxable municipal bonds	478	3.3	424	2.3
Other	52	0.4	4	—
Total non-mortgage-backed securities	3,320	22.7	3,334	17.9
Total long-term investments	11,581	79.1	14,728	79.0
Total investments	$14,637	100.0	$18,639	100.0

Our investments decreased 21 percent at December 31, 2011 when compared to December 31, 2010. The decrease was primarily due to principal paydowns on our MBS, including a $119.0 million prepayment on an AFS MBS, and a reduction in short-term investments. Throughout 2011, attractive investment opportunities remained limited as a result of the competitive marketplace for high-quality investments and the low interest rate environment.

The Finance Agency limits our investments in MBS by requiring that the total carrying value of our MBS not exceed three times regulatory capital at the time of purchase. On March 24, 2008, the Finance Agency gave temporary authorization for the FHLBanks to increase their purchases of MBS from three times regulatory capital to six times regulatory capital through March 31, 2010. As a result, we purchased GSE MBS up to five times regulatory capital during the first quarter of 2010. After March 31, 2010, our purchase limit for MBS returned to three times regulatory capital. Therefore, we are precluded from purchasing additional MBS until our MBS balance declines below this level. At December 31, 2011 and 2010, our ratio of MBS to regulatory capital was 304 percent and 414 percent. As we have not purchased any additional MBS since the first quarter of 2010, we were in compliance with the Finance Agency's investment authority at December 31, 2011 and 2010.

We evaluate AFS and HTM securities in an unrealized loss position for OTTI on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, we perform an analysis to determine if any of these securities are other-than-temporarily impaired.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 8 — Other-Than-Temporary Impairment” for a discussion of our OTTI analysis performed at December 31, 2011. As a result of our analysis, we determined that all gross unrealized losses on our investment portfolio were temporary. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we did not consider any of these securities to be other-than-temporarily impaired at December 31, 2011.

Cash and Due from Banks

At December 31, 2011, our total cash balance was $240.2 million compared to $105.7 million at December 31, 2010. The increase was primarily due to limited acceptable investment opportunities and our desire to retain additional liquidity through year-end 2011.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. We use derivatives to restructure interest rates on consolidated obligations to better manage our interest rate risk. This generally means converting fixed rates to variable rates. At December 31, 2011 and 2010, the carrying value of consolidated obligations issued on our behalf totaled $44.8 billion and $51.0 billion.

BONDS

The following table summarizes information on our bonds at December 31, 2011 and 2010 (dollars in millions):

	2011	2010
Total par value	$37,796	$43,609
Premiums	32	40
Discounts	(24)	(30)
Fair value hedging adjustments
Cumulative fair value loss on existing hedges	126	182
Basis adjustments from terminated and ineffective hedges	77	(12)
Fair value option adjustments
Cumulative fair value loss (gain)	4	(1)
Accrued interest payable	1	3
Total bonds	$38,012	$43,791

Our bonds decreased 13 percent at December 31, 2011 when compared to December 31, 2010. The decrease was mainly due to a reduction in funding needs resulting from a declining balance sheet. In addition, as a result of the low interest rate environment, we took advantage of calling certain higher-costing bonds in order to reduce future interest costs and reposition our balance sheet. We utilized swapped fixed rate debt, callable debt, and structured debt throughout 2011 in order to manage our risk profile and restructure our debt profile to create a mix of funding that more closely matched the projected cash flows of our assets.

Cumulative fair value losses on existing hedges decreased $55.3 million at December 31, 2011 when compared to December 31, 2010 due primarily to a decrease in interest rates. Generally, the cumulative fair value losses on bonds are offset by the fair value gains on the related derivative contracts. The change in basis adjustments from terminated and ineffective hedges at December 31, 2011 when compared to December 31, 2010 was due mostly to us unwinding certain interest rate swaps. These unwind activities resulted in new basis adjustments that are amortized using the level-yield method over the remaining contractual life of the bonds.

Fair Value Option Bonds

At December 31, 2011 and 2010, approximately $2.7 billion and $2.8 billion of our bonds were recorded under the fair value option. We elected the fair value option on these bonds because they did not qualify for hedge accounting and entered into interest rate swaps accounted for as economic derivatives to achieve some offset to the fair value adjustment recorded on the bonds. During 2011, we recorded fair value adjustment losses on these bonds of $5.1 million compared to gains of $5.7 million during 2010 and losses of $4.4 million during 2009. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations —Hedging Activities” for the impact of the related economic derivatives.

For additional information on our bonds, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity.”

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year, at December 31, 2011 and 2010 (dollars in millions):

	2011	2010
Par value	$6,812	$7,209
Discounts	—	(1)
Fair value option adjustment	(2)	—
Total discount notes	$6,810	$7,208

Our discount notes decreased six percent at December 31, 2011 when compared to December 31, 2010. The decrease was primarily due to limited investment opportunities and reduced demand for short-term advances, both of which lowered the demand for short-term discount notes.

Fair Value Option Discount Notes

During 2011, we began electing the fair value option on certain discount notes that did not qualify for hedge accounting. At December 31, 2011, approximately $3.5 billion of our discount notes were recorded under the fair value option. We entered into interest rate swaps accounted for as economic derivatives to achieve some offset to the fair value adjustment recorded on these discount notes. During 2011, we recorded fair value adjustment losses on these discount notes of $1.4 million. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations —Hedging Activities” for the impact of the related economic derivatives.

For additional information on our discount notes, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity.”

Deposits

Our deposits decreased 36 percent at December 31, 2011 when compared to December 31, 2010. The decrease was primarily due to the scheduled maturity of certain term deposits with housing associates. The following table summarizes term deposits with a denomination of $100,000 or more by remaining maturity at December 31, 2011 (dollars in millions):

	2011	2010
Three months or less	$35	$38
Over three months but within six months	1	429
Over six months but within 12 months	7	3
Total	$43	$470

Capital

Our capital (including capital stock, retained earnings, and accumulated other comprehensive income) was $2.8 billion at December 31, 2011 and 2010. Although capital levels remained stable between periods, the composition of capital changed. Capital stock decreased three percent due to the repurchase of activity-based capital stock resulting from lower advance and mortgage loan balances. Retained earnings increased two percent due to net income earned during 2011, partially offset by the payment of dividends. Accumulated other comprehensive income increased 49 percent due primarily to an increase in unrealized gains on AFS securities resulting from a decrease in interest rates.

As discussed in "Item 1. Business — Capital and Dividends — Joint Capital Enhancement Agreement," we entered into a JCE Agreement which requires us to allocate 20 percent of our net income to a RREA.

Derivatives

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition and to achieve our risk management objectives. The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk. The following table categorizes the notional amount of our derivatives at December 31, 2011 and 2010 (dollars in millions):

	2011	2010
Interest rate swaps
Noncallable	$27,522	$20,709
Callable by counterparty	9,874	13,229
Callable by the Bank	35	35
Total interest rate swaps	37,431	33,973
Interest rate caps	3,450	4,350
Interest rate floors	—	2,600
Forward settlement agreements (TBAs)	91	96
Mortgage delivery commitments	90	96
Total notional amount	$41,062	$41,115

The notional amount of our derivative contracts remained relatively stable at December 31, 2011 and 2010. Due to decreasing interest rates, we utilized swapped fixed rate debt throughout 2011 to manage our risk profile and restructure our funding levels to create a mix of funding that more closely matched the projected cash flows of our assets. We also utilized interest rate caps to protect against increases in interest rates on our mortgage assets. During the first quarter of 2011, as a result of us recalibrating our internal prepayment model, we sold all outstanding interest rate floors.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital positions are actively managed in an effort to preserve stable, reliable, and cost-effective sources of funds to meet current and projected future operating financial commitments, as well as regulatory liquidity requirements and capital requirements.

Liquidity

SOURCES OF LIQUIDITY

We utilize several sources of liquidity to carry out our business activities. These include proceeds from the issuance of consolidated obligations, cash, interbank loans, payments collected on advances and mortgage loans, proceeds from the issuance of capital stock, member deposits, asset prepayment fees, and current period earnings.

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At December 31, 2011 and 2010, the total par value of outstanding consolidated obligations for which we were primarily liable was $44.6 billion and $50.8 billion. At December 31, 2011 and 2010, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we were jointly and severally liable was $647.2 billion and $745.5 billion.

During 2011, proceeds from the issuance of bonds and discount notes were $35.6 billion and $325.1 billion compared to $43.8 billion and $338.2 billion in 2010. We decreased our issuance of bonds and discount notes during 2011 primarily due to reduced demand for advances and limited investment opportunities. In 2010, we replaced maturing discount notes with bonds in an effort to better match fund our longer-term assets with longer-term debt.

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

As of December 31, 2011, the Bank, as well as the consolidated obligations of the FHLBank System, were rated AA+/A-1+ by S&P and Aaa/P-1 by Moody's. S&P's rating downgrade has not had a material adverse impact on our financial condition, results of operations, or business model. Our access to the capital markets has been consistent with historical access experience, and our funding costs have not changed materially as investors continue to favor the FHLBank System's debt issuances. We have not experienced any issues with entering into or complying with credit facility contracts, including standby letters of credit and standby bond purchase agreements, although we were required to post additional collateral with our derivative counterparties as a result of the downgrade. The impact of posting this additional collateral was not significant in relation to our financial condition. Refer to “Item 8. Financial Statements and Supplementary Data — Note 12 — Derivatives and Hedging Activities” for additional information on our collateral pledged to derivative counterparties. We have also not experienced any significant impacts to our financial instruments held at fair value in the Statements of Condition as a result of the downgrade. We cannot predict future impacts on our financial condition, results of operations, and business model resulting from actions taken by the rating agencies and/or the U.S. Government's fiscal health.

In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve. To provide further access to funding, the FHLBank Act authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of February 29, 2012, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use proceeds from the issuance of consolidated obligations primarily to repay consolidated obligations, fund advances, and purchase investments. During 2011, payments on consolidated obligations totaled $366.8 billion compared to $391.1 billion in 2010. A portion of these payments were due to us calling certain higher-costing par value bonds in an effort to reduce future interest costs and reposition our balance sheet. During 2011 and 2010, we called $28.9 billion and $25.5 billion of bonds. We also extinguished bonds with a total par value of $33.0 million and $1.3 billion during 2011 and 2010.

Advance disbursements totaled $38.0 billion during 2011 compared to $39.7 billion in 2010. Although advance disbursement levels remained fairly stable between periods, our overall advance balance has declined as a result of maturities and prepayments exceeding advance originations.

Investment purchases (excluding overnight investments) totaled $22.1 billion during 2011 compared to $11.5 billion in 2010. The increase in investment purchases was primarily due to us purchasing secured short-term resale agreements during 2011 in an effort to manage our liquidity.

We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.
LIQUIDITY REQUIREMENTS
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. The following table shows our compliance with this requirement at December 31, 2011 and 2010 (dollars in billions):

	2011	2010
Unencumbered marketable assets maturing within one year	$4.9	$4.7
Advances maturing in seven days or less	0.7	0.5
Unencumbered assets available for repurchase agreement borrowings	8.7	12.9
Total contingent liquidity	14.3	18.1
Liquidity needs for five calendar days	1.1	2.5
Excess contingent liquidity	$13.2	$15.6

Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this requirement at December 31, 2011 and 2010 (dollars in billions):

	2011	2010
Advances with maturities not exceeding five years	$17.8	$18.9
Deposits in banks or trust companies	0.3	0.3
Total	18.1	19.2
Deposits[1]	0.8	1.2
Excess liquidity	$17.3	$18.0

1	Amount does not reflect the effect of derivative master netting arrangements with counterparties.

Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. The following table shows our compliance with this requirement at December 31, 2011 and 2010 (dollars in billions):

	2011	2010
Total qualifying assets	$49.4	$55.5
Less: pledged assets	0.7	0.1
Total qualifying assets free of lien or pledge	48.7	55.4
Consolidated obligations outstanding	44.8	51.0
Excess liquidity	$3.9	$4.4

We were in compliance with all three of the above liquidity requirements at December 31, 2011 and 2010 and throughout 2011 and 2010.

In addition to the liquidity requirements discussed above, the Finance Agency has provided the Bank with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets for the issuance of debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets for the issuance of debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At December 31, 2011 and 2010 and throughout 2011 and 2010, we were in compliance with this liquidity guidance.
Capital
CAPITAL REQUIREMENTS

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock and retained earnings, can satisfy this risk based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total capital divided by total assets. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings. If our capital falls below the required levels, the Finance Agency has authority to take actions necessary to return us to safe and sound business operations.

At December 31, 2011 and 2010 and throughout 2011 and 2010, we were in compliance with all three of the Finance Agency's regulatory capital requirements. Refer to "Item 8. Financial Statements and Supplementary Data — Note 17 — Capital" for additional information.
CAPITAL STOCK
We issue a single class of capital stock (Class B capital stock). Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, or repurchased by us at the stated par value. We have two subclasses of Class B capital stock: membership and activity-based.
Each member must purchase and maintain membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st subject to a cap of $10.0 million and a floor of $10,000. Each member must also maintain activity-based capital stock in an amount equal to 4.45 percent of its total advances and mortgage loans outstanding in our Statements of Condition.
The investment requirements established in our Capital Plan are designed so that we remain adequately capitalized as member activity changes. To ensure we remain adequately capitalized, our Board of Directors may make adjustments to the investment requirements within ranges established in our Capital Plan. All capital stock issued is subject to a five year notice of redemption period.
Capital stock owned by members in excess of their investment requirement is known as excess capital stock. At December 31, 2011 and 2010, we had excess capital stock (including excess mandatorily redeemable capital stock) of $80.7 million and $57.7 million. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock that exceeds the membership capital stock cap discussed above. In addition, we, at our discretion, may repurchase excess activity-based capital stock on a scheduled monthly basis or upon 15 days' written notice to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. During 2011 and 2010, the operational threshold for excess activity-based capital stock was $50,000. This amount may be changed by our Board of Directors within a range specified in our Capital Plan with at least 15 days’ written notice.

We were in compliance with all capital requirements during 2011 and, as a result, repurchased excess activity-based capital stock on a scheduled monthly basis. In addition, we repurchased all excess membership capital stock in April 2011 as part of the annual membership stock recalculation process. Effective January 4, 2012, our Board of Directors reduced the excess activity-based capital stock operational threshold from $50,000 to zero. This will reduce our excess capital stock balance in the future.
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
If we are liquidated, after payment in full to our creditors, our stockholders will be entitled to receive the par value of their capital stock as well as any retained earnings, paid-in surplus, undivided profits, and equity reserves, if any, in an amount proportional to the stockholder's share of the total shares of capital stock. In the event of a merger or consolidation, our Board of Directors shall determine the rights and preferences of our stockholders, subject to applicable Finance Agency regulations, as well as any terms and conditions imposed by the Finance Agency.
The following table summarizes our regulatory capital at December 31, 2011 and 2010 (dollars in millions):

	2011	2010
Commercial banks	$1,018	$1,050
Thrifts	109	128
Credit unions	112	96
Insurance companies	870	909
Total GAAP capital stock	2,109	2,183
Mandatorily redeemable capital stock	6	7
Total regulatory capital stock[1]	2,115	2,190
Retained earnings	569	556
Total regulatory capital	$2,684	$2,746

1
Approximately 73 and 75 percent of our total regulatory capital stock outstanding at December 31, 2011 and 2010 was activity-based capital stock that fluctuates with the outstanding balances of advances made to members and mortgage loans purchased from members.

The decrease in regulatory capital at December 31, 2011 when compared to December 31, 2010 was primarily due to the repurchase of activity-based capital stock resulting from lower outstanding advance and mortgage loan balances, partially offset by increased retained earnings.

Mandatorily Redeemable Capital Stock
We reclassify capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) after a member provides written notice of redemption, gives notice of intention to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or other involuntary termination from membership, because the member's shares will then meet the definition of a mandatorily redeemable financial instrument.
Shares meeting this definition are reclassified to a liability at fair value. The fair value of mandatorily redeemable capital stock is generally par value as all shares are issued, redeemed, or repurchased by us at the stated par value. Fair value also includes an estimated dividend earned at the time of reclassification from equity to a liability (if applicable), until such amount is paid. Dividends on mandatorily redeemable capital stock are classified as interest expense in the Statements of Income.
If a member cancels its written notice of redemption or notice of withdrawal, we will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock would no longer be classified as interest expense.
For GAAP purposes, mandatorily redeemable capital stock is not included as a component of capital. For determining compliance with our regulatory capital requirements, the Finance Agency requires that such outstanding capital stock be considered capital. At December 31, 2011 and 2010, we had $6.2 million and $6.8 million of mandatorily redeemable capital stock. For additional information on our mandatorily redeemable capital stock, refer to "Item 8. Financial Statements and Supplementary Data — Note 17 — Capital."

RETAINED EARNINGS
Our ERMP requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we, as determined by our Board of Directors, will establish an action plan to enable us to return to our targeted level of retained earnings within twelve months. At December 31, 2011, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.
To enhance our capital position, we entered into a JCE Agreement with the other 11 FHLBanks effective February 28, 2011, as amended. The JCE Agreement requires each FHLBank to allocate that portion of its earnings historically paid to satisfy the REFCORP obligation to a separate RREA. At December 31, 2011, we maintained a RREA of $6.5 million. For more information relating to the JCE Agreement, see "Item 1. Business — Capital and Dividends — Joint Capital Enhancement Agreement."
DIVIDENDS
Our Board of Directors may declare and pay different dividends for each subclass of capital stock. Dividend payments may be made in the form of cash and/or additional shares of capital stock. Historically, we have only paid cash dividends. By regulation, we may pay dividends from current earnings or retained earnings, but we may not declare a dividend based on projected or anticipated earnings. We are prohibited from paying a dividend in the form of additional shares of capital stock if, after the issuance, the outstanding excess capital stock would be greater than one percent of our total assets. In addition, we may not declare or pay a dividend if the par value of our capital stock is impaired or is projected to become impaired after paying such dividend. Our Board of Directors may not declare or pay dividends if it would result in our non-compliance with regulatory capital requirements.
Historically, our dividend philosophy for both membership and activity-based capital stock has been to pay a sustainable dividend equal to or above the average three-month LIBOR rate for the covered period. While three-month LIBOR was our dividend benchmark, the actual dividend payout was determined by our Board of Directors, based on policies, regulatory requirements, financial projections, and actual performance.
During 2011, we paid cash dividends of $64.9 million compared to $61.1 million in 2010 and $43.9 million in 2009. Dividends declared and paid during 2011, 2010, and 2009 were at an annual rate of 3.00 percent, 2.50 percent, and 1.75 percent. Average three-month LIBOR was 0.33 percent, 0.34 percent, and 0.69 percent for 2011, 2010, and 2009.

In December of 2011, our Board of Directors made certain changes to our future dividend practices. Beginning in the first quarter of 2012, we plan to differentiate dividend payments between membership and activity-based capital stock. Our Board of Directors believe that any excess returns on capital stock above an appropriate benchmark rate which are not retained for capital growth should be returned to members that utilize our product and service offerings. Our dividend philosophy will be to pay a membership capital stock dividend similar to a benchmark rate of interest, such as average-three month LIBOR, and an activity-based capital stock dividend, when possible, at least 50 basis points in excess of the membership capital stock dividend. Our actual dividend payout will continue to be determined quarterly by our Board of Directors, based on policies, regulatory requirements, financial projections, and actual performance. To view the public announcement regarding these changes to our dividend practices, see Exhibit 99.1 of our Form 8-K filed with the SEC on December 20, 2011.

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

Fair Value Measurements

We record trading securities, AFS securities, derivative assets and liabilities, and certain consolidated obligations for which the fair value option has been elected at fair value in the Statements of Condition on a recurring basis and on occasion, certain impaired MPF loans and REO on a non-recurring basis. Fair value is a market-based measurement and is defined as the price received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant holding the asset or owing the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, we are required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom we would transact in that market.

Fair values play an important role in our valuation of certain assets, liabilities, and hedging transactions. Fair value is first determined based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair values are determined based on external or internal pricing models that use discounted cash flows using market estimates of interest rates and volatility, dealer prices, or prices of similar instruments.
For external pricing models, we review the vendors' pricing processes, methodologies, and control procedures for reasonableness. For internal pricing models, the underlying assumptions are based on management's best estimates for discount rates, prepayments, market volatility, and other factors. The assumptions used in both external and internal pricing models could have a significant effect on the reported fair values of assets and liabilities, including the related income and expense. The use of different assumptions, as well as changes in market conditions, could result in materially different values.

We categorize our financial instruments carried at fair value into a three-level hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs used to value the asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. At December 31, 2011 and 2010, we did not carry any financial assets or liabilities, measured on a recurring basis, at fair value in our Statements of Condition based on unobservable inputs. Refer to “Item 8. Financial Statements and Supplementary Data — Note 19 — Fair Value” for additional discussion on our fair value measurements.

Derivatives and Hedging Activities

All derivatives are recognized in the Statements of Condition at their fair values and reported as either “Derivative assets” or “Derivative liabilities,” net of cash collateral and accrued interest from counterparties.
Each derivative is designated as one of the following:

•	a fair value hedge of an associated financial instrument or firm commitment; or

•	an economic hedge to manage certain defined risks in our Statements of Condition.
FAIR VALUE HEDGES
If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for fair value hedge accounting and the offsetting changes in fair value of the hedged items are recorded in earnings. Two approaches to fair value hedge accounting include:

•
Long-haul hedge accounting. The application of long-haul hedge accounting requires us to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of hedged items due to benchmark interest rate changes and whether those derivatives are expected to remain effective in future periods; and

•
Short-cut hedge accounting. Transactions that meet certain criteria qualify for short-cut hedge accounting in which an assumption can be made that the change in fair value of a hedged item due to changes in the benchmark interest rate exactly offsets the change in fair value of the related derivative.

Derivatives are typically executed at the same time as the hedged item, and we designate the hedged item in a fair value hedge relationship at the trade date. In many hedging relationships, we may designate the hedging relationship upon our commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. We then record the changes in fair value of the derivative and the hedged item beginning on the trade date.

Changes in the fair value of a derivative that is designated as a fair value hedge, along with changes in the fair value of the hedged item are recorded in other (loss) income as “Net (loss) gain on derivatives and hedging activities.” The amount by which the change in fair value of the derivative differs from the change in fair value of the hedged item is known as hedge ineffectiveness.
ECONOMIC HEDGES
An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under our risk management program. Changes in the fair value of a derivative that is designated as an economic hedge are recorded in other (loss) income as “Net (loss) gain on derivatives and hedging activities” with no offsetting fair value adjustments for the underlying assets, liabilities, or firm commitments, unless changes in the fair value of the asset or liability are normally marked to fair value through earnings (e.g., trading securities and fair value option instruments). As a result, economic hedges introduce the potential for earnings variability.

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
When hedge accounting is discontinued, we either terminate the derivative or continue to carry the derivative in the Statements of Condition at its fair value. For any remaining hedged item, we cease to adjust the hedged item for changes in fair value and amortize the cumulative basis adjustment on the hedged item into earnings over the remaining contractual life of the hedged item using a level-yield methodology.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we continue to carry the derivative in the Statements of Condition at its fair value, removing from the Statements of Condition any hedged item that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

EMBEDDED DERIVATIVES

We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the debt, advance, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. If we determine that the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as an economic derivative instrument. However, if we elect to carry the entire contract (the host contract and the embedded derivative) at fair value in the Statements of Condition, changes in fair value of the entire contract will be reported in current period earnings.

Allowance for Credit Losses

We have an allowance for credit losses methodology for each of our financing receivable portfolio segments: advances, letters of credit, and other extensions of credit to borrowers (collectively, credit products), government-insured mortgage loans held for portfolio, conventional mortgage loans held for portfolio, term securities purchased under agreements to resell, and term Federal funds sold. The following discussion highlights those methodologies that we consider critical to our financial results. For a complete discussion of our allowance methodologies, refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses.”

CREDIT PRODUCTS

We manage our credit exposure to credit products through an approach that provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with detailed collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our borrowers in accordance with the FHLBank Act, Finance Agency regulations, and other applicable laws.

We are required by regulation to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. Eligible collateral includes (i) whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and Federal Family Education Loan Program guaranteed student loans, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. Community financial institutions may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each member's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

Taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At December 31, 2011 and 2010, we had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of our outstanding extensions of credit.

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on our credit products, management has determined that there are no probable credit losses on credit products as of December 31, 2011 and 2010. Accordingly, we have not recorded any allowance for credit losses on credit products. Additionally, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded at December 31, 2011 and 2010.

GOVERNMENT-INSURED MORTGAGE LOANS

We invest in government-insured fixed rate mortgage loans secured by one-to-four family residential properties. Government-insured mortgage loans are insured by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government mortgage loans. Any losses incurred on such mortgage loans that are not recovered from the guarantor are absorbed by the servicers. As a result, we did not establish an allowance for credit losses for government-insured mortgage loans at December 31, 2011 and 2010. Furthermore, due to the government guarantee or insurance, these mortgage loans are not placed on non-accrual status.

CONVENTIONAL MORTGAGE LOANS

We have several layers of legal loss protection on our conventional mortgage loans that are defined in agreements among us and our participating PFIs. These loss layers may vary depending on the MPF product alternatives selected and consist of (i) homeowner equity, (ii) primary mortgage insurance, (iii) a first loss account, and (iv) a credit enhancement obligation of the PFI.

We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage loan portfolio at the balance sheet date. At December 31, 2011 and 2010, our allowance for credit losses on conventional mortgage loans was $19.0 million and $13.0 million. The measurement of our allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, (iii) estimating additional credit losses in the conventional mortgage loan portfolio, and (iv) considering the recapture of performance-based credit enhancement fees from the PFI.

Collectively Evaluated Conventional Mortgage Loans

We collectively evaluate the majority of our conventional mortgage loan portfolio for impairment and estimate an allowance for credit losses based upon factors that vary by MPF product. These factors include, but are not limited to, (i) loan delinquencies, (ii) loans migrating to REO, (iii) actual historical loss severities, and (iv) certain quantifiable economic factors, such as unemployment rates and home prices.

We utilize a roll-rate methodology when estimating our allowance for credit losses. This methodology projects loans migrating to REO status based on historical average rates of delinquency. We then apply a loss severity factor to calculate an estimate of credit losses.

Individually Identified Conventional Mortgage Loans

We individually evaluate certain conventional mortgage loans for impairment, including troubled debt restructurings granted under our temporary loan modification plan and collateral-dependent loans. Troubled debt restructurings occur when we grant a concession to a borrower that we would not otherwise consider for economic or legal reasons related to the borrower's financial difficulties. Our troubled debt restructurings generally involve modifying the borrower's monthly payment for a period of up to 36 months. We measure impairment of troubled debt restructurings based on the present value of expected future cash flows discounted at the loan's effective interest rate. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. We measure impairment on collateral-dependent loans based on the estimated fair value of the underlying collateral less selling costs.

Estimating Additional Credit Loss in the Conventional Mortgage Loan Portfolio

We may make an adjustment for certain limitations in our estimation of credit losses. This adjustment recognizes the imprecise nature of an estimate and represents a subjective management judgment that is intended to cover losses resulting from other macroeconomic factors that may not be captured in the collective methodology described above at the balance sheet date.

Performance-Based Credit Enhancement Fees

We reserve for estimated credit losses after taking into consideration performance-based credit enhancement fees available for recapture from the PFI. Performance-based credit enhancement fees available for recapture consist of accrued performance-based credit enhancement fees to be paid to the PFIs and projected performance-based credit enhancement fees to be paid to the PFIs over the next 12 months, less any losses incurred that are in the process of recapture.

Other-Than-Temporary Impairment

We evaluate our individual AFS and HTM securities in an unrealized loss position for OTTI on at least a quarterly basis. A security is considered impaired when its fair value is less than its amortized cost basis. We consider an OTTI to have occurred under any of the following circumstances:

•	we have an intent to sell the impaired debt security;

•	based on available evidence, we believe it is more likely than not that we will be required to sell the impaired debt security before the recovery of its amortized cost basis; or

•	we do not expect to recover the entire amortized cost basis of the impaired debt security.
If either of the first two conditions above is met, we recognize an OTTI charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the reporting date. If neither of the first two conditions above is met, we perform an analysis to determine if we will recover the entire amortized cost basis of the debt security which includes a cash flow test for private-label MBS. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss is recognized in earnings, while the amount related to all other factors is recognized in accumulated other comprehensive income. The total OTTI is presented in the Statements of Income with an offset for the amount of the non-credit portion of OTTI that is recognized in accumulated other comprehensive income, if applicable. To date, we have never experienced an OTTI loss.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Our legislative and regulatory environment continues to change as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and Congress continues to debate proposals for housing finance and GSE reform.
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
Mandatory Clearing of Derivatives Transactions
The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process to determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. The CFTC has also issued a proposal setting forth an implementation schedule for effectiveness of its mandatory clearing determinations. Pursuant to this proposal, regardless of when the CFTC determines that a type of swap is required to be cleared, such mandatory clearing would not take effect until certain rules being issued by the CFTC and the SEC under the Dodd-Frank Act have been finalized. In addition, the proposal provides that each time the CFTC determines that a type of swap is required to be cleared, the CFTC would have the option to implement such requirement in three phases. Under the proposal, we would be a “category 2 entity” and would therefore have to comply with mandatory clearing requirements for a particular swap during phase 2 (within 180 days of the CFTC's issuance of such requirements). Based on the CFTC's proposed implementation schedule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of our swaps will be required to be cleared until the fourth quarter of 2012, at the earliest.
Collateral Requirements for Cleared Swaps
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
The CFTC has issued a final rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis (the LSOC Model). Pursuant to the LSOC Model, customer collateral must be segregated by customer on the books of a futures commission merchant (FCM) and derivatives clearing organization but may be commingled with the collateral of other customers of the same FCM in one physical account. The LSOC Model affords greater protection to collateral posted for cleared swaps than is currently afforded to collateral posted for futures contracts. However, because of operational and investment risks inherent in the LSOC Model and because of certain provisions applicable to FCM insolvencies under the U.S. Bankruptcy Code, the LSOC Model does not afford complete protection to cleared swaps customer collateral. To the extent the CFTC's final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, we may be adversely impacted.
Definitions of Certain Terms under New Derivatives Requirements
The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that we will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that we will be required to register as a “swap dealer” for the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest rate risk.

It is also unclear how the final rule will treat the call and put optionality in certain advances to our members. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify what products will and will not be regulated as “swaps.” While it is unlikely that advance transactions between us and our members will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not entirely clear on this issue.
Depending on how the terms “swap” and “swap dealer” are defined in the final regulations, we may be faced with the business decision of whether to continue to offer certain types of advance products to members if those transactions would require us to register as a swap dealer. Designation as a swap dealer would subject us to significant additional regulation and costs including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. Even if we are designated as a swap dealer as a result of our advance activities, the proposed regulations would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. If such limited designation is granted, our hedging activities would not be subject to the full requirements that will generally be imposed on traditional swap dealers.
Uncleared Derivatives Transactions
The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin and capital requirements. Under the proposed margin rules, we will have to post both initial margin and variation margin to our swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency provisions, we will be required to collect both initial margin and variation margin from our swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions we enter into, making such trades more costly.
The CFTC has issued a proposal setting forth an implementation schedule for the effectiveness of the new margin and documentation requirements for uncleared swaps. Pursuant to the proposal, regardless of when the final rules regarding these requirements are issued, such rules would not take effect until (i) certain other rules being issued under the Dodd-Frank Act take effect or (ii) a certain additional time period has elapsed. The length of this additional time period depends on the type of entity entering into the uncleared swaps. We would be a “category 2 entity” and would therefore have to comply with the new requirements during phase 2 (within 180 days of the effectiveness of the final applicable rulemaking). Accordingly, it is not likely that we would have to comply with such requirements until the fourth quarter of 2012, at the earliest.
Temporary Exemption from Certain Provisions

While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order (and an amendment to that order) temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant,” and “swap.” These exemptions will expire upon the earlier of (i) the effective date of the applicable final rule further defining the relevant terms or (ii) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that will have the most effect on us did not take effect on July 16, 2011, but will take effect no sooner than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations during the first half of 2012, but it is not expected that such final regulations will become effective until later in 2012, and delays beyond that time are possible. In addition, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared swaps may be subject to additional implementation schedules, further delaying the effectiveness of such requirements.
Together with the other FHLBanks, we are actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. We are also working with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

REGULATION OF SYSTEMICALLY IMPORTANT NONBANK FINANCIAL COMPANIES
Federal Reserve Board Proposed Definitions

On February 11, 2011, the Federal Reserve Board issued a proposed rule that would define certain key terms relevant to “nonbank financial companies” under the Dodd-Frank Act, including the interagency oversight council (Oversight Council) authorities described below. The proposed rule provides that a company is “predominantly engaged in financial activities” and thus a nonbank financial company if (i) the annual gross financial revenue of the company represents 85 percent or more of the company's gross revenue in either of its two most recent completed fiscal years or (ii) the company's total financial assets represent 85 percent or more of the company's total assets as of the end of either of its two most recently completed fiscal years. Under the proposed rule, we would be deemed predominantly engaged in financial activities and thus a nonbank financial company. Comments on the proposed rule were due by March 30, 2011.
Oversight Council Proposed Rule
On October 18, 2011, the Oversight Council issued a second notice of proposed rulemaking to provide guidance regarding the standards and procedures it will consider in designating nonbank financial companies whose financial activities or financial condition may pose a threat to the overall financial stability of the U.S., and to subject those companies to Federal Reserve Board supervision and certain prudential standards. This proposed rule supersedes a prior proposal on these designations. Under the proposed designation process, in non-emergency situations the Oversight Council will first identify those U.S. nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any of five other quantitative threshold indicators of interconnectedness or susceptibility to material financial distress. Significantly for us, in addition to the asset size criterion, one of the other thresholds is whether a nonbank financial company has $20 billion or more of borrowing outstanding, including consolidated obligations. As of December 31, 2011, we had $48.7 billion in total assets and $44.8 billion in total consolidated obligations. If a nonbank financial company meets any of these quantitative thresholds, the Oversight Council will then analyze the potential threat that the nonbank financial company may pose to the U.S. financial stability, based in part on information from the company's primary financial regulator and nonpublic information collected directly from the company. Comments on this proposed rule were due by December 19, 2011.

Federal Reserve Board Proposed Prudential Standards

On January 5, 2012, the Federal Reserve Board issued a proposed rule that would implement the enhanced prudential standards and early remediation standards required by the Dodd-Frank Act for nonbank financial companies identified by the Oversight Council as posing a threat to the U.S. financial stability. Such proposed prudential standards include: risk-based capital and leverage requirements, liquidity standards, requirements for overall risk management, single-counterparty credit limits, stress test requirements, and a debt-to-equity limit. The capital and liquidity requirements would be implemented in phases and would be based on or exceed the Basel international capital and liquidity framework (as discussed in further detail below). Comments on the proposed rule are due by March 31, 2012.

The Federal Reserve Board and Oversight Council proposed rules are broad enough to capture us as a nonbank financial company and may subject us to Federal Reserve Board oversight and prudential standards, unless the final applicable rules exempt the FHLBanks. If we are designated by the Oversight Council for supervision and oversight by the Federal Reserve Board, then our operations and business could be adversely impacted by additional costs and business activity restrictions resulting from such oversight.

Significant Finance Agency Regulatory Actions

ADVANCE NOTICE OF PROPOSED RULEMAKING ON USE OF NRSRO CREDIT RATINGS

On January 31, 2011, the Finance Agency issued an advance notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all federal agencies to remove regulations that require use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific Finance Agency regulations applicable to FHLBanks, including risk-based capital requirements, prudential requirements, investments, and consolidated obligations. Comments on this advance notice of rulemaking were due by March 17, 2011.

FINAL RULE ON TEMPORARY INCREASES IN MINIMUM CAPITAL LEVELS

On March 3, 2011, the Finance Agency issued a final rule effective April 4, 2011 authorizing the Director of the Finance Agency to increase the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank's risks. The rule provides certain factors that the Director may consider in making this determination (including current or anticipated declines in the value of assets held by an FHLBank and current or projected declines in an FHLBank's capital), and gives the Director discretion to consider other conditions as appropriate. The rule provides that the Director shall consider the need to maintain, modify, or rescind any such increase no less than every 12 months. If we are required to increase our minimum capital level, we may need to lower or suspend dividend payments to increase retained earnings to satisfy such increase. Alternatively, we could satisfy an increased capital requirement by disposing of assets to decrease the size of our balance sheet relative to total outstanding capital stock, which may adversely impact our results of operations, financial condition, and ability to satisfy our mission.

PROPOSED RULE ON INCENTIVE-BASED COMPENSATION ARRANGEMENTS

On April 14, 2011, seven federal financial regulators, including the Finance Agency, issued a proposed rule that would prohibit “covered financial institutions” from entering into incentive-based compensation arrangements with covered persons (including executive officers and other employees that may be in a position to expose the institution to risk of material loss) that encourage inappropriate risks. Among other things, the proposed rule would require mandatory deferral of incentive compensation for executive officers and board identification and oversight of incentive-based compensation for covered persons who are not executive officers. The proposed rule would impact the design of our compensation policies and practices, including our incentive compensation policies and practices, if adopted as proposed. Comments on the proposed rule were due by May 31, 2011.

PROPOSED RULE ON PRUDENTIAL MANAGEMENT AND OPERATIONS STANDARDS

On June 20, 2011, the Finance Agency issued a proposed rule to establish prudential standards with respect to ten categories of operation and management of the FHLBanks and the other housing finance GSEs, including internal controls, interest rate risk exposure, and market risk. The Finance Agency proposes to adopt the standards as guidelines set out in an appendix to the rule, which generally provide principles and leave to the regulated entities the obligation to organize and manage their operations in a way that ensures the standards are met, subject to the oversight of the Finance Agency. The proposed rule also provides potential consequences for failing to meet the standards, such as requirements regarding submission of a corrective action plan and the authority of the Director of the Finance Agency to impose other sanctions, such as limits on asset growth or increases in capital, that it believes appropriate, until the regulated entity returns to compliance with the prudential standards. Comments on this proposed rule were due by August 19, 2011.

FINAL RULE ON VOLUNTARY MERGERS

On November 28, 2011, the Finance Agency issued a final rule that establishes the conditions and procedures for the consideration and approval of voluntary mergers between FHLBanks. Under the rule, two or more FHLBanks may merge provided:

•	the FHLBanks have agreed upon the terms of the proposed merger and the board of directors of each such FHLBank has authorized the execution of the merger agreement;

•	the FHLBanks have jointly filed a merger application with the Finance Agency to obtain the approval of the Director;

•	the Director has granted approval of the merger, subject to any closing conditions as the Director may determine must be met before the merger is consummated;

•	the members of each such FHLBank ratify the merger agreement;

•	the Director has received evidence that the closing conditions have been met; and

•	the Director has accepted the organization certificate of the continuing FHLBank.

CONSERVATORSHIP AND RECEIVERSHIP

On June 20, 2011, the Finance Agency issued a final rule to establish a framework for conservatorship and receivership operations for the FHLBanks. The final rule addresses the nature of a conservatorship or receivership and provides greater specificity on the FHLBank's operations, in line with procedures set forth in similar regulatory frameworks such as the FDIC's receivership authority. The rule clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership. This rule became effective on July 20, 2011.

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

Our results of operations may be adversely impacted should the Finance Agency ultimately issue a regulation that excludes prospective institutions from becoming our members or precludes existing members from continuing as our members due to the reduced business opportunities that could result. Comments on this advance notice of proposed rulemaking were due by March 28, 2011.

Other Significant Regulatory Actions

FDIC FINAL RULE ON ASSESSMENT SYSTEM

On February 25, 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC-insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. This rule became effective on April 1, 2011, so our advances are now included in our members' assessment base. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including our advances, in excess of 25 percent of an institution's domestic deposits since these are now part of the assessment base. To the extent that increased assessments increase the cost of advances for some members, it may negatively impact their demand for our advances.

JOINT PROPOSED RULE ON CREDIT RISK RETENTION FOR ASSET-BACKED SECURITIES

On April 29, 2011, the federal banking agencies, the Finance Agency, the Department of Housing and Urban Development and the SEC jointly issued a proposed rule, which proposes requiring sponsors of asset-backed securities to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing asset-backed securities, unless all the assets securitized satisfy specified qualifications.

The proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline of housing prices and high unemployment.

Key issues in the proposed rule include (i) the appropriate terms for treatment as a qualified residential mortgage, (ii) the extent to which Fannie Mae and Freddie Mac related securitizations will be exempt from the risk retention rules, and (iii) the possibility of creating a category of high quality non-qualified residential mortgage loans that would have less than a five percent risk retention requirement.

If adopted as proposed, the rule could reduce the number of loans originated by our members, which could negatively impact member demand for our products. Comments on this proposed rule were due by June 10, 2011.

PAYMENT OF INTEREST ON DEMAND DEPOSIT ACCOUNTS

The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits, effective July 21, 2011. To conform their regulations to this provision, the FDIC and the Federal Reserve Board issued separate final rules in July 2011 to rescind their regulations that prohibit paying interest on demand deposits. Our members' ability to pay interest on their customers' demand deposit accounts may increase their ability to attract or retain customer deposits, which could reduce their funding needs from us. Each of these final rules became effective on July 21, 2011.

NATIONAL CREDIT UNION ADMINISTRATION PROPOSAL ON EMERGENCY LIQUIDITY

On December 22, 2011, the National Credit Union Administration issued an advance notice of proposed rulemaking that would require federally insured credit unions to have access to backup federal liquidity sources for use in times of financial emergency and distressed economic circumstances. The proposed rule would require federally insured credit unions, as part of their contingency funding plans, to have access to backup federal liquidity sources through one of four ways: (i) becoming a member in good standing of the Central Liquidity Facility (CLF) directly, (ii) becoming a member in good standing of CLF indirectly through a corporate credit union, (iii) obtaining and maintaining demonstrated access to the Federal Reserve Discount Window, or (iv) maintaining a certain percentage of assets in highly liquid U.S. Treasury securities.

The rule would apply to both federal and state-chartered credit unions. If enacted, the proposed rule may encourage credit unions to favor these federal sources of liquidity over our advances, which could have a negative impact on our financial condition and results of operations. Comments on the advance notice of proposed rulemaking were due by February 21, 2012.

Additional Developments

HOME AFFORDABLE REFINANCE PROGRAM AND OTHER FORECLOSURE PREVENTION EFFORTS

During the third quarter of 2011, the Finance Agency and the Enterprises announced a series of changes to the Home Affordable Refinance Program (HARP) that are intended to assist more eligible borrowers who can benefit from refinancing their home mortgage. The changes include lowering or eliminating certain risk-based fees, removing the current 125 percent loan-to-value ceiling on fixed-rate mortgages that are purchased by the Enterprises, waiving certain representations and warranties, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by the Enterprises, and extending the end date for the program until December 31, 2013 for loans originally sold to the Enterprises on or before May 31, 2009. Other federal agencies have implemented other programs during the past few years to prevent foreclosure (including the Home Affordable Modification Program and the Principal Reduction Alternative). These programs focus on lowering homeowners monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals such as expansive principal write-downs or principal forgiveness, or converting delinquent borrowers into renters and conveying the properties investors, have recently gained some consideration as well, and a settlement was recently announced between state attorney generals and five larger servicers. We do not expect the HARP changes or existing foreclosure prevention programs to have a material impact on our MBS portfolio. Although it is unclear at this time whether additional foreclosure prevention efforts will be implemented during 2012, if new programs include expansive principal write-downs or principal forgiveness with respect to securitized loans, they could have a material negative impact on our MBS portfolio.

HOUSING FINANCE AND GSE REFORM

On February 11, 2011, the Department of the Treasury and the U.S. Department of Housing and Urban Development issued a report to Congress entitled Reforming America's Housing Finance Market. The report provided options for Congressional consideration regarding the long-term structure of housing finance. In response, several bills were introduced in Congress during 2011, and Congress continues to consider various proposals to reform the U.S. housing finance system, including specific reforms to the Enterprises. Although the FHLBanks are not the primary focus of these housing finance reforms, they have been recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace.

Housing finance and GSE reform is not expected to progress significantly prior to the 2012 presidential election, but it is expected that GSE legislative activity will continue. While none of the legislation introduced thus far proposes specific changes to the FHLBanks, we could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure and to the Enterprises. The ultimate effects of housing finance and GSE reform or any other legislation on the FHLBanks, including legislation to address the debt limit or federal deficit, is unknown at this time and will depend on the legislation, if any, that is finally enacted.

BASEL COMMITTEE ON BANKING SUPERVISION CAPITAL FRAMEWORK

In September 2010, the Basel Committee on Banking Supervision (Basel Committee) approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. The Basel Committee also proposed a liquidity coverage ratio for short-term liquidity needs that would be phased in by 2015, as well as a net stable funding ratio for longer-term liquidity needs that would be phased in by 2018.

On January 5, 2012, the Federal Reserve Board announced its proposed rule on enhanced prudential standards and early remediation requirements, as required by the Dodd-Frank Act, for nonbank financial companies designated as systemically important by the Oversight Council. The proposed rule declines to finalize certain standards, such as liquidity requirements, until the Basel Committee framework gains greater international consensus, but proposes a liquidity buffer requirement that would be in addition to the final Basel Committee framework requirements. The size of the buffer would be determined through liquidity stress tests, taking into account a financial institution's structure and risk factors.

While it is still uncertain how the capital and liquidity standards being developed by the Basel Committee ultimately will be implemented by the U.S. regulatory authorities, the new framework and the Federal Reserve Board's proposed plan could require some of our members to divest assets in order to comply with the more stringent capital and liquidity requirements, which could decrease their need for our advances. On the other hand, the new framework could provide incentive to our members to utilize our advances for balance sheet liquidity. Additionally, the new requirements could adversely affect investor demand for our consolidated obligations to the extent that impacted institutions divest or limit their investments in consolidated obligations.

OFF-BALANCE SHEET ARRANGEMENTS
Our significant off-balance sheet arrangements consist of the following:

•	joint and several liability for consolidated obligations issued on behalf of the other 11 FHLBanks;

•	standby letters of credit; and

•	standby bond purchase agreements.

For a complete discussion of our off-balance sheet arrangements, refer to "Item 8 — Financial Statements and Supplementary Data — Note 20 — Commitments and Contingencies."

CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations due by payment period at December 31, 2011 (dollars in millions):

	Payments Due by Period
	< 1 Year	1 to 3 Years	>3 to 5 Years	>5 Years	Total
Bonds[1]	$14,386	$10,437	$6,164	$6,809	$37,796
Operating leases	1	2	2	9	14
Mandatorily redeemable capital stock	1	—	5	—	6
Commitments to purchase mortgage loans	90	—	—	—	90
Pension and postretirement contributions[2]	4	1	1	3	9
Total	$14,482	$10,440	$6,172	$6,821	$37,915

1	Excludes contractual interest payments related to bonds. Total is based on contractual maturities; the actual timing of payments could be impacted by factors affecting redemptions.
2	Represents the future funding contribution for our Pentegra Defined Benefit Plan for Financial Institutions and the scheduled benefit payments for our other unfunded benefit plans.

RISK MANAGEMENT

We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, and business risk. Our primary objective is to manage assets, liabilities, and derivative exposures in ways that protect the par redemption value of our capital stock from risks, including fluctuations in market interest rates and spreads. In line with this objective, our ERMP establishes risk measures to monitor our market and liquidity risk. The following is a list of the risk measures in place at December 31, 2011 and whether or not they are monitored by a policy limit:

Market Risk:	Market Value of Capital Stock Sensitivity (policy limit)
Estimate of Daily Market Value Sensitivity (policy limit)
Projected 12-month GAAP Income Sensitivity (policy limit)
Economic Value of Capital Stock
Liquidity Risk:	Regulatory Liquidity (policy limit)

We periodically evaluate and may make changes to our risk management policies in order to respond to changes in our financial position and general market conditions.

Market Risk

We define market risk as the risk that Market Value of Capital Stock (MVCS) or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during 2011 and 2010. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements. Our key market risk measures are MVCS Sensitivity and Economic Value of Capital Stock (EVCS). See further discussion of these measures in the appropriate sections that follow.

VALUATION MODELS
We use sophisticated risk management systems to evaluate our financial position and risk exposure. These systems employ various mathematical models and valuation techniques to measure interest rate risk. For example, we use valuation techniques designed to model explicit and embedded options and other cash flow uncertainties across a number of hypothetical interest rate environments. The techniques used to model options rely on:

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

To protect the MVCS from large interest rate swings, we use hedging transactions, such as entering into or canceling interest rate swaps on existing advances and debt, issuing bullet and callable debt to alter the funding structure supporting MBS and mortgage loan purchases, and purchasing interest rate swaps, caps, and floors.

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

During the first quarter of 2008, due to the low interest rate environment, our Board of Directors suspended indefinitely the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario. This suspension remained effective at December 31, 2011. During the third quarter of 2011, management temporarily suspended the policy limits pertaining to the down 100 and 50 basis point parallel interest rate shift scenarios while it reviewed the current MVCS sensitivity methodology. This suspension also remained effective at December 31, 2011.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at December 31, 2011 and 2010:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2011	$99.6	$102.5	$105.1	$105.8	$106.8	$105.0	$97.5
2010	$89.1	$105.7	111.2	$111.1	111.2	$110.2	$107.5

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2011	(5.8)%	(3.2)%	(0.7)%	—%	0.9%	(0.7)%	(7.8)%
2010	(19.8)%	(4.8)%	0.1%	—%	0.2%	(0.7)%	(3.2)%

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at December 31, 2011 and 2010:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2011	$103.6	$104.9	$105.5	$105.8	$106.8	$106.5	$100.4
2010	$101.1	$105.9	$109.5	$111.1	$111.4	$110.8	$107.4

	Percent Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2011	(2.0)%	(0.9)%	(0.3)%	—%	0.9%	0.7%	(5.1)%
2010	(8.9)%	(4.7)%	(1.4)%	—%	0.3%	(0.3)%	(3.3)%

The decrease in base case MVCS at December 31, 2011 when compared with December 31, 2010 was primarily attributable to the following factors:

•
Increased mortgage spread. During 2011, the spread between mortgage yields and swap rates increased when compared to the fourth quarter of 2010, which had a negative impact on MVCS due to a lower value of mortgage-related assets.

•
Decreased funding costs relative to LIBOR and swap rates. During 2011, our funding costs relative to LIBOR and swap rates decreased, thereby increasing the present value of our liabilities and decreasing the value of MVCS.

•	Decreased interest rates. During the third and fourth quarters of 2011, interest rates decreased, which decreased MVCS due to a slightly longer duration of our liabilities compared to our assets.

ECONOMIC VALUE OF CAPITAL STOCK

We define EVCS as the net present value of expected future cash flows of our assets and liabilities, discounted at our cost of funds, divided by the total shares of capital stock outstanding. This method reduces the impact of day-to-day price changes (i.e., mortgage option-adjusted spread) which cannot be attributed to any of the standard market factors, such as movements in interest rates or volatilities. Thus, EVCS provides an estimated measure of the long-term value of one share of our capital stock.

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at December 31, 2011 and 2010:

Economic Value of Capital Stock (dollars per share)
2011	$119.9
2010	$120.6

The slight decrease in EVCS at December 31, 2011 when compared to December 31, 2010 was primarily attributable to the following:

•
Recalibration of our prepayment model. During the first quarter of 2011, we adjusted coefficients in our prepayment model in order to generate prepayment speeds that were more aligned with actual prepayment experience. This model change slowed down the projected speed of mortgage prepayments and, therefore, lengthened the average life of our mortgage assets. As our mortgage asset cash flows lengthened, the increase in the average discount rate exceeded the impact of the additional cash flows, thereby decreasing EVCS during 2011.

The decrease in EVCS was partially offset by the following:

•
Upgrade of our prepayment model. During the third quarter of 2011, we upgraded our prepayment model. This upgrade also slowed down the projected speed of mortgage prepayments; however, in this case, the impact of the additional cash flows exceeded the increase in the average discount rate, resulting in a positive impact on the value of EVCS.

•
Decreased funding costs relative to LIBOR and swap rates. Our funding costs relative to LIBOR and swap rates decreased when compared to the fourth quarter of 2010. This had a positive impact on the value of EVCS mainly through its impact on the value of mortgage-related assets and their associated funding.

DERIVATIVES
We use derivatives to manage the interest rate risk, including mortgage prepayment risk, in our Statements of Condition and to achieve our risk management objectives. Finance Agency regulation and our ERMP prohibit trading in or the speculative use of derivative instruments and limit credit risk arising from these instruments.
Our current hedging strategies encompass hedges of specific assets and liabilities that qualify for fair value hedge accounting treatment and economic hedges that are used to reduce overall market risk on the balance sheet. All hedging strategies are approved by our Bank's Asset-Liability Committee.

The following table summarizes our approved and utilized derivative hedging strategies at December 31, 2011 (dollars in thousands):

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount
Advances
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance's fixed rate to a variable rate index.	Fair Value	$6,766,148
Pay-fixed, receive floating interest rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	3,468,300
Pay float, receive floating basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index.	Economic	200,000
Investments
Pay-fixed, receive floating interest rate swap	Converts the investment's fixed rate to a variable rate index.	Fair Value	451,792
		Economic	593,756
Mortgage Loans
Forward settlement agreements	Protects against changes in market value of fixed rate mortgage delivery commitments resulting from changes in interest rates.	Economic	90,500
Bonds
Receive-fixed, pay floating interest rate swap (without options)	Converts the bond's fixed rate to a variable rate index.	Fair Value	12,756,910
		Economic	607,100
Receive-fixed, pay floating interest rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	6,426,000
		Economic	15,000
Receive float, pay floating basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond's variable rate to a different variable rate index.	Economic	2,675,000
Discount Notes
Receive-fixed, pay floating interest rate swap	Converts the discount note's fixed rate to a variable rate index.	Economic	3,471,155
Balance Sheet
Interest rate cap	Protects against changes in income of certain assets due to increases in interest rates.	Economic	3,450,000
Stand-Alone Derivatives
Mortgage delivery commitment	Protects against fair value risk associated with fixed rate mortgage purchase commitments.	Economic	89,971
Total			$41,061,632

Advances
We make advances to our members and eligible housing associates on the security of eligible collateral. We issue fixed and variable rate advances, callable advances, and putable advances. The optionality embedded in certain advances can create additional interest rate risk. When a borrower prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower yielding assets that continue to be funded by higher-costing debt. To protect against this risk, we charge a prepayment fee that makes us financially indifferent to a borrower's decision to prepay an advance. When we offer advances (other than overnight advances) that a borrower may prepay without a prepayment fee, we generally finance such advances with callable debt or otherwise hedge the embedded option.
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
We also enter into derivative agreements on variable rate consolidated obligations. For example, we may enter into a derivative agreement where the counterparty pays us variable rate cash flows and we pay a different variable rate linked to LIBOR. This type of hedge allows us to manage our repricing risk between assets and liabilities.
We may also enter into interest rate swaps with an upfront payment in a comparable amount to the discount on the hedged consolidated obligation. This cash payment equates to the initial fair value of the interest rate swap and is amortized over the estimated life of the interest rate swap to net interest income as the discount on the bond is expensed.
Balance Sheet
We enter into certain economic derivatives as macro balance sheet hedges to protect against changes in interest rates, including mortgage prepayments. These economic derivatives may include interest rate caps, floors, swaps, and swaptions.
See additional discussion regarding our derivative contracts in “Item 8. Financial Statements and Supplementary Data — Note 12 — Derivatives and Hedging Activities.”

Liquidity Risk

We define liquidity risk as the risk that we will be unable to meet our obligations as they come due or meet the credit needs of our members and housing associates in a timely and cost efficient manner. To manage this risk, we maintain liquidity in accordance with Finance Agency regulations. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Liquidity Requirements” for additional details on our liquidity management.

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

ADVANCES

We manage our credit exposure to advances through an approach that provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with detailed collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our borrowers in accordance with the FHLBank Act, Finance Agency regulations, and other applicable laws.

We are required by regulation to obtain sufficient collateral to fully secure our advances and other credit products. Eligible collateral includes (i) whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and Federal Family Education Loan Program guaranteed student loans, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each borrower's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.
Our hierarchy of pledged assets is to have the borrower execute a blanket lien, specifically assign the collateral, or place physical possession of the collateral with us or our safekeeping agent. Under a blanket lien, we are granted a security interest in all financial assets of the borrower to fully secure the borrower's indebtedness to us. Other than securities and cash deposits, we do not initially take delivery of collateral pledged by blanket lien borrowers. In the event of deterioration in the financial condition of a blanket lien borrower, we have the ability to require delivery of pledged collateral sufficient to secure the borrower's indebtedness to us. With respect to non-blanket lien borrowers (typically insurance companies and housing associates), we generally take control of collateral through the delivery of cash, securities, or mortgages to us or our safekeeping agent.

Although management has policies and procedures in place to manage credit risk, we may be exposed to this risk if our outstanding advance value exceeds the liquidation value of our collateral. We mitigate this risk by applying collateral discounts or haircuts to the unpaid principal balance or market value, if available, of the collateral to determine the advance equivalent value of the collateral securing each borrower's obligations. The amount of these discounts will vary based on the type of collateral and security agreement. We determine these discounts or haircuts using data based upon historical price changes, discounted cash flow analyses, and loan level modeling.

At December 31, 2011 and 2010, borrowers pledged $103.1 billion and $97.5 billion of collateral (net of applicable discounts) to support activity with us, including advances. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows the amount of collateral pledged to us (net of applicable discounts) by collateral type at December 31, 2011 and 2010 (dollars in billions):

	2011			2010
Collateral Type	Discount Range[1]	Amount	% of Total	Discount Range[1]	Amount	% of Total
Single-family loans	19-56%	$57.9	56.2	13-62%	$52.5	53.8
Multi-family loans	45-57	1.4	1.5	50-62	1.3	1.4
Other real estate	26-64	22.3	21.6	20-65	22.5	23.1
Securities
Cash, agency and RMBS	0-52	11.7	11.3	0-45	13.0	13.3
CMBS	13-35	5.5	5.3	11-36	4.6	4.7
Government-insured loans	8-21	2.4	2.3	9-37	2.1	2.2
Secured small business and agribusiness loans	26-64	1.9	1.8	50-76	1.5	1.5
Total		$103.1	100.0		$97.5	100.0

1	Represents the range of discounts applied to the unpaid principal balance or market value of collateral pledged.

Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on its credit products as of December 31, 2011 and 2010. Accordingly, the Bank has not recorded any allowance for credit losses on its credit products.

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

MPF Loans

Through our participation in the MPF program, we invest in conventional and government-insured residential mortgage loans that are acquired through or purchased from a PFI. There are six loan products under the MPF program: Original MPF, MPF 100, MPF 125, MPF Plus, MPF Government, and MPF Xtra. While still held in our Statements of Condition, we currently do not offer the MPF 100 or MPF Plus loan products. MPF Xtra loan products are passed through to a third-party investor and are not maintained in our Statements of Condition.

The following table presents the unpaid principal balance of our MPF portfolio by product type at December 31, 2011 and 2010 (dollars in millions):

Product Type	2011	2010
Original MPF	$683	$604
MPF 100	72	94
MPF 125	3,252	2,909
MPF Plus	2,671	3,426
MPF Government	426	370
Total unpaid principal balance	$7,104	$7,403

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

Conventional Mortgage Loans. For our conventional mortgage loans, we have several layers of legal loss protection that are defined in agreements among us and our PFIs. These loss layers may vary depending on the MPF product alternatives selected and consist of (i) homeowner equity, (ii) primary mortgage insurance (PMI), (iii) a first loss account, and (iv) a credit enhancement obligation of the PFI. For a detailed discussion of these loss layers, refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses.”

The following table shows characteristics of our conventional MPF portfolio at December 31, 2011 and 2010:

FICO® Score[1]	2011	2010
<620	2.4%	2.5%
620 to < 660	6.0	6.3
660 to < 700	12.3	12.9
700 to < 740	18.6	19.1
>= 740	60.7	59.2
Total	100.0%	100.0%
Weighted average FICO score	741	739

1	Represents the original FICO® score of the primary borrower for the related loan.

Loan-to-Value[1]	2011	2010
<= 60%	19.3%	20.6%
> 60% to 70%	16.5	16.9
> 70% to 80%	30.2	30.4
> 80% to 90%[2]	27.0	25.5
> 90%[2]	7.0	6.6
Total	100.0%	100.0%
Weighted average loan-to-value	69.4%	69.0%

1	Represents the loan-to-value at origination for the related loan.
2	These conventional loans were required to have primary mortgage insurance at origination.
The following table shows the state concentrations of our conventional MPF portfolio at December 31, 2011 and 2010. State concentrations are calculated based on unpaid principal balances.

	2011	2010
Iowa	27.4%	23.1%
Minnesota	18.3	18.8
Missouri	12.9	10.8
California	5.2	6.1
Illinois	3.7	4.2
All others	32.5	37.0
Total	100.0%	100.0%

Mortgage Insurance. The following table summarizes the unpaid principal balance and maximum coverage outstanding of our seriously delinquent conventional mortgage loans (those 90 days or more past due or in the process of foreclosure) with PMI at December 31, 2011 (dollars in thousands):

Insurance Provider	Unpaid Principal Balance	Maximum Coverage Outstanding[1]
Mortgage Guaranty Insurance Co.	$4,806	$1,012
Genworth Mortgage Insurance	11,375	2,559
United Guaranty Residential Insurance	8,724	1,846
Republic Mortgage Insurance[2]	4,811	1,083
PMI Mortgage Insurance Co.[2]	2,649	588
CMG Mortgage Insurance Co.	3,379	769
Triad Guaranty Insurance Co.[2]	3,981	809
Radian Guaranty, Inc.	5,150	1,153
Total	$44,875	$9,819

1
Represents the estimated contractual limit for reimbursement of principal losses assuming PMI at origination is still in effect. The amount of expected claims under these insurance contracts is substantially less than the contractual limit for reimbursement.

2
These PMI providers have been directed to only pay out 50 to 60 percent of their claim amounts as a result of their current financial condition. The remainder of the claim payments have been deferred to a later date.

In order to limit our loss exposure to that of an investor in an MBS that is rated the equivalent of AA by an NRSRO at the time of origination, under the credit enhancement obligation of PFI loss layer, we require PFIs to absorb losses in excess of the first loss account by either pledging collateral to us or purchasing supplemental mortgage insurance (SMI) from mortgage insurers. At December 31, 2011, the unpaid principal balance of conventional mortgage loans with SMI (both performing and delinquent loans) was $2.3 billion and the maximum coverage outstanding on these policies was $34.5 million. Currently, all of our utilized SMI mortgage insurers have had their external ratings for claims-paying insurer financial strength downgraded below AA. These rating downgrades imply an increased risk that the SMI providers will be unable to fulfill their obligations to reimburse us for claims under insurance policies.

On August 7, 2009, the Finance Agency granted a waiver for one year on the AA rating requirement of SMI providers for existing loans and commitments in the MPF program. The waiver required us to evaluate the claims-paying ability of our SMI providers and hold retained earnings or take other steps necessary to mitigate the risks associated with using an SMI provider having a rating below AA. On July 29, 2010, the Finance Agency extended the waiver for an additional year, subject to the same conditions. On July 31, 2011, the Finance Agency extended the waiver until such time that the regulation is amended to revise or eliminate the SMI rating requirement. We continue to evaluate the claims-paying ability of our SMI providers and will assess the need to hold retained earnings or take other steps necessary to mitigate this risk if new information becomes available or developments occur regarding the claims-paying ability of our SMI providers.

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage loan portfolio at the balance sheet date. The measurement of our allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, (iii) estimating additional credit losses in the conventional mortgage loan portfolio, and (iv) considering the recapture of performance-based credit enhancement fees from the PFI. We do not factor expected proceeds from PMI or SMI into our estimate of the allowance for credit losses. For details on our allowance for credit losses methodology, refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses.”

The following table summarizes our allowance for credit losses on conventional mortgage loans for the years ended December 31, 2011, 2010, and 2009 (dollars in thousands):

	2011	2010	2009
Balance, beginning of period	$13,000	$1,887	$500
Charge-offs	(3,192)	(1,005)	(88)
Provision for credit losses	9,155	12,118	1,475
Balance, end of period	$18,963	$13,000	$1,887

During 2011, we recorded a provision for credit losses of $9.2 million, bringing our allowance for credit losses to $19.0 million at December 31, 2011. The provision recorded was primarily driven by increased loss severities, management's expectation that loans migrating to REO and loss severities will likely increase in the future, and decreased availability of performance-based credit enhancement fees resulting from an increase in charge-off activity and a decline in master commitment balances. In addition, we made certain refinements to our allowance for credit losses model during 2011 to better estimate loss severities, future delinquencies, and loans migrating to REO status.

Non-Accrual Loans and Delinquencies. We place a conventional mortgage loan on non-accrual status if we determine that either (i) the collection of interest or principal is doubtful or (ii) interest or principal is 90 days or more past due. We do not place a government-insured mortgage loan on non-accrual status because of the (i) U.S. Government guarantee of the loan and (ii) contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. For a summary of our mortgage loan delinquencies and non-accrual loans at December 31, 2011 and 2010, refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses.”

Mortgage-Backed Securities

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or that carry the highest investment grade rating by an NRSRO at the time of purchase. We are exposed to credit risk to the extent these MBS fail to perform adequately. We perform ongoing analysis on these investments to determine potential credit issues.

At December 31, 2011, we owned $8.3 billion of MBS, of which $8.2 billion or 99.4 percent were guaranteed by the U.S. Government or issued by GSEs and $0.1 billion or 0.6 percent were private-label MBS. At December 31, 2010, we owned $11.4 billion of MBS, of which $11.3 billion or 99.4 percent were guaranteed by the U.S. Government or issued by GSEs and $0.1 billion or 0.6 percent were private-label MBS.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS at December 31, 2011(dollars in thousands):

2011
Credit ratings:
AAA	$18,159
AA	1,379
A	17,406
BBB	11,679
BB	75
Total	$48,698

Amortized cost	$48,698
Gross unrealized gains	205
Gross unrealized losses	4,421
Fair value	$44,482

Weighted average percentage of fair value to unpaid principal balance	92%
Original weighted average FICO® score	725
Original weighted average credit support	4%
Weighted average credit support	11%
Weighted average collateral delinquency rate[1]	6%

1	Represents the percentage of underlying loans that are 60 days or more past due.

The following table shows the state concentrations of our private-label MBS at December 31, 2011. State concentrations are calculated based on unpaid principal balances.

2011
California	9.7%
Florida	8.7
Georgia	8.0
New York	6.1
Ohio	5.9
All other	61.6
Total	100.0%

At December 31, 2011, we did not consider any of our private-label MBS to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 8. Financial Statements and Supplementary Data — Note 8 — Other-Than-Temporary Impairment.”

INVESTMENTS

We maintain an investment portfolio to provide investment income and liquidity, support the business needs of our members, and support the housing market through the purchase of mortgage-related assets. Finance Agency regulations and our ERMP limit the type of investments we may purchase.

We invest in both short- and long-term investments. Our short-term investments may include, but are not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, negotiable certificates of deposit, and commercial paper. Our long-term investments may include, but are not limited to, other U.S. obligations, GSE obligations, state or local housing agency obligations, TLGP debentures, taxable municipal bonds, and MBS.

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

The following table summarizes the carrying value of our investments by credit rating at December 31, 2011 (dollars in millions):

	Long-Term Rating[1]				Short-Term Rating[1]
	AAA	AA	A	BBB	A-1/P-1	A-2/P-2	Unrated	Total
Interest-bearing deposits[2]	$—	$5	$—	$—	$—	$1	$—	$6
Securities purchased under agreements to resell	—	—	—	—	600	—	—	600
Federal funds sold	—	—	—	—	1,935	180	—	2,115
Investment securities:
Non-mortgage-backed securities
Negotiable certificates of deposit	—	—	—	—	340	—	—	340
State or local housing agency obligations	—	102	—	—	—	—	—	102
TLGP debentures[2]	—	1,572	—	—	—	—	—	1,572
Taxable municipal bonds	361	117	—	—	—	—	—	478
Other U.S. obligations	—	181	—	—	—	—	—	181
Government-sponsored enterprise obligations	—	930	—	—	—	—	—	930
Other[3]	—	51	—	—	—	—	1	52
Total non-mortgage-backed securities	361	2,953	—	—	340	—	1	3,655
Mortgage-backed securities
Government-sponsored enterprises	—	8,198	—	—	—	—	—	8,198
Other U.S. obligations	—	14	—	—	—	—	—	14
Private-label	18	2	17	12	—	—	—	49
Total mortgage-backed securities	18	8,214	17	12	—	—	—	8,261
Total investments[4]	$379	$11,172	$17	$12	$2,875	$181	$1	$14,637

1	Represents the lowest credit rating available for each security based on an NRSRO.
2	Interest bearing deposits and TLGP investments are rated either AA or A-1/P-1 because they are guaranteed by the FDIC or U.S. Government.
3	Other "unrated" investments represents an equity investment in an SBIC.
4	At December 31, 2011, 17 percent of our total investments were unsecured.

The following table summarizes the carrying value of our investments by credit rating at December 31, 2010 (dollars in millions):

	Long-Term Rating[1]			Short-Term Rating[1]
	AAA	AA	A	A-1 / P-1	A-2 / P-2	Unrated	Total
Interest-bearing deposits[2]	$8	$—	$—	$1	$—	$—	$9
Securities purchased under agreements to resell	—	—	—	1,550	—	—	1,550
Federal funds sold	—	—	—	1,360	665	—	2,025
Investment securities:
Non-mortgage-backed securities
Negotiable certificates of deposit	—	—	—	335	—	—	335
State or local housing agency obligations	41	66	—	—	—	—	107
TLGP debentures[2]	1,780	—	—	—	—	—	1,780
Taxable municipal bonds	311	113	—	—	—	—	424
Other U.S. obligations	176	—	—	—	—	—	176
Government-sponsored enterprise obligations	835	—	—	—	—	—	835
Other[3]	—	—	—	—	—	4	4
Total non-mortgage-backed securities	3,143	179	—	335	—	4	3,661
Mortgage-backed securities
Government-sponsored enterprises	11,301	—	—	—	—	—	11,301
Other U.S. obligations	34	—	—	—	—	—	34
Private-label	43	12	4	—	—	—	59
Total mortgage-backed securities	11,378	12	4	—	—	—	11,394
Total investments[4]	$14,529	$191	$4	$3,246	$665	$4	$18,639

1	Represents the lowest credit rating available for each security based on an NRSRO.
2	Interest bearing deposits and TLGP investments are rated either AAA or A-1/P-1 because they are guaranteed by the FDIC or U.S. Government.
3	Other "unrated" investments represents an equity investment in an SBIC.
4	At December 31, 2010, 13 percent of our total investments were unsecured.

Our total investments decreased at December 31, 2011 when compared to December 31, 2010 due primarily to principal paydowns on MBS and a reduction in short-term investments. Throughout 2011, attractive investment opportunities remained limited as a result of the competitive marketplace for high-quality investments and the low interest rate environment.

On August 5, 2011, S&P lowered the long-term AAA rating of the U.S. Government to AA+ with a negative outlook. On August 8, 2011, S&P lowered the long-term AAA rating of select government-related entities as well as certain FDIC guaranteed debt issues from financial institutions under the TLGP program to AA+. As a result, our AAA rated investments declined during 2011 when compared to 2010. At December 31, 2011, none of our investments were on negative watch by an NRSRO.

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

The following tables show our derivative counterparty credit exposure after applying netting agreements and cash collateral at December 31, 2011 and 2010 (dollars in millions):

	2011
Credit Rating[1]	Total Notional	Exposure Net of Cash Collateral	Other Collateral Held	Net Exposure
AA	$8,724	$1	$—	$1
A	31,679	—	—	—
BBB	569	—	—	—
Subtotal	40,972	1	—	1
Member institutions[2]	90	—	—	—
Total	$41,062	$1	$—	$1

	2010
Credit Rating[1]	Total Notional	Exposure Net of Cash Collateral	Other Collateral Held	Net Exposure
AAA	$135	$—	$—	$—
AA	18,882	—	—	—
A	21,989	12	—	12
BBB	13	—	—	—
Subtotal	41,019	12	—	12
Member institutions[2]	96	—	—	—
Total	$41,115	$12	$—	$12

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.
2	Represents mortgage delivery commitments with our member institutions.

Operational Risk

We define operational risk as the risk of loss or harm from inadequate or failed processes, people, and/or systems, including those emanating from external sources. Operational risk is inherent in all of our business activities and processes. Management has established policies and procedures to reduce the likelihood of operational risk and designed our annual risk assessment process to provide ongoing identification, measurement, and monitoring of operational risk.

Business Risk

We define business risk as the risk of an adverse impact on our profitability resulting from external factors that may occur in both the short- and long-term. Business risk includes political, strategic, reputation, regulatory, and/or environmental factors, many of which are beyond our control. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our cost of doing business. We control business risk through strategic and annual business planning and monitoring of our external environment. For additional information on some of the more important risks we may face, refer to “Item 1A. Risk Factors."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk” and the sections referenced therein for quantitative and qualitative disclosures about market risk.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

The Bank’s annual audited financial statements for the years ended December 31, 2011, 2010, and 2009, including the report of PricewaterhouseCoopers LLP (PwC), are set forth beginning at page S-1.

SUPPLEMENTARY DATA
Selected Quarterly Financial Information
The following tables present selected quarterly financial data for 2011 (dollars in millions):

	2011
Statements of Condition	December 31,	September 30,	June 30,	March 31,
Investments[1]	$14,637	$14,696	$15,601	$17,381
Advances	26,591	27,069	27,939	27,963
Mortgage loans held for portfolio, gross	7,157	7,351	7,244	7,220
Allowance for credit losses	(19)	(20)	(19)	(18)
Total assets	48,733	49,557	51,575	52,841
Consolidated obligations
Discount notes	6,810	5,672	8,602	3,928
Bonds	38,012	39,782	38,568	44,289
Total consolidated obligations[2]	44,822	45,454	47,170	48,217
Mandatorily redeemable capital stock	6	7	7	7
Capital stock — Class B putable[3]	2,109	2,107	2,140	2,118
Retained earnings	569	552	568	565
Accumulated other comprehensive income	134	135	93	64
Total capital	2,812	2,794	2,801	2,747

	For the Three Months Ended
	2011
Statements of Income	December 31,	September 30,	June 30,	March 31,
Net interest income[4]	$59.2	$65.4	$48.9	$62.1
Provision for credit losses on mortgage loans	—	2.0	1.6	5.6
Other loss[5]	(8.0)	(49.9)	(7.5)	(6.5)
Other expense	14.2	14.2	13.9	14.6
Net income (loss)	33.3	(0.6)	19.1	26.0

1	Investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and HTM securities.
2
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $691.8 billion, $696.6 billion, $727.4 billion, and $765.9 billion at December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011.

3	Total capital stock includes excess capital stock of $80.7 million, $62.5 million, $57.9 million, and $58.4 million at December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011.
4	Represents net interest income before the provision for credit losses on mortgage loans.
5	Other loss includes, among other things, net gains on trading securities, net losses on derivatives and hedging activities, and net losses on the extinguishment of debt.

The following tables present selected quarterly financial data for 2010 (dollars in millions):

	2010
Statements of Condition	December 31,	September 30,	June 30,	March 31,
Investments[1]	$18,639	$20,240	$19,179	$23,236
Advances	29,253	32,014	32,491	33,027
Mortgage loans held for portfolio, gross	7,434	7,556	7,537	7,559
Allowance for credit losses	(13)	(7)	(6)	(2)
Total assets	55,569	60,068	59,442	64,623
Consolidated obligations
Discount notes	7,208	7,471	3,485	4,706
Bonds	43,791	47,518	51,075	53,623
Total consolidated obligations[2]	50,999	54,989	54,560	58,329
Mandatorily redeemable capital stock	7	5	7	7
Capital stock — Class B putable[3]	2,183	2,296	2,307	2,331
Retained earnings	556	529	501	500
Accumulated other comprehensive income	91	147	103	23
Total capital	2,830	2,972	2,911	2,854

	For the Three Months Ended
	2010
Statements of Income	December 31,	September 30,	June 30,	March 31,
Net interest income[4]	$86.3	$203.8	$72.4	$52.4
Provision for credit losses on mortgage loans	6.5	1.6	3.9	0.1
Other income (loss)[5]	10.2	(136.6)	(37.6)	2.5
Other expense	22.1	11.6	13.0	13.5
Net income	49.8	39.7	13.2	30.3

1	Investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and HTM securities.
2
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $796.3 billion, $805.9 billion, $846.4 billion, and $870.9 billion at December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010.

3	Total capital stock includes excess capital stock of $57.7 million, $60.5 million, $51.6 million, and $52.9 million at December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010.
4	Represents net interest income before the provision for credit losses on mortgage loans.
5	Other income (loss) includes, among other things, net gains on trading securities, net (losses) gains on derivatives and hedging activities, and net (losses) gains on the extinguishment of debt.

Investment Portfolio Analysis
The following table summarizes the carrying value of our investment portfolio at December 31, 2011, 2010, and 2009 (dollars in millions):

	2011	2010	2009
Trading securities
TLGP debentures[1]	$1,007	$1,213	$3,693
Taxable municipal bonds[2]	286	259	741
Other U.S. obligations[3]	8	—	—
Government-sponsored enterprise obligations[4]	64	—	—
Total trading securities	1,365	1,472	4,434
Available-for-sale securities
TLGP debentures[1]	564	566	566
Taxable municipal bonds[2]	192	165	—
Other U.S. obligations[3]	172	176	—
Government-sponsored enterprise obligations[4]	557	523	493
Other[5]	51	—	—
Mortgage-backed securities
Government-sponsored enterprises[6]	3,820	4,927	6,678
Total available-for-sale securities	5,356	6,357	7,737
Held-to-maturity securities
Negotiable certificates of deposit	340	335	450
TLGP debentures[1]	1	1	1
Government-sponsored enterprise obligations[4]	310	312	313
State or local housing agency obligations[7]	102	107	124
Other[5]	1	4	7
Mortgage-backed securities
Government-sponsored enterprises[6]	4,378	6,374	4,469
Other U.S. obligations[8]	14	34	43
Private-label	49	59	68
Total held-to-maturity securities	5,195	7,226	5,475
Interest-bearing deposits	6	9	11
Securities purchased under agreements to resell	600	1,550	—
Federal funds sold	2,115	2,025	3,133
Total investments	$14,637	$18,639	$20,790

1	Represents corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.
2	Represents U.S. Government subsidized Build America Bonds and State of Iowa IJOBS Program Special Obligations.
3	Represents U.S. Department of Transportation Maritime Administration bonds and Export-Import Bank bonds.
4	Represents Tennessee Valley Authority and Federal Farm Credit Bank bonds.
5	Primarily represents a Private Export Funding Corporation bond and an investment in an SBIC.
6	Represents Fannie Mae and Freddie Mac securities.
7	Represents Housing Finance Authority bonds that were purchased from housing associates in our district.
8	Represents Ginnie Mae securities and Small Business Administration Pool Certificates that are backed by the full faith and credit of the U.S. Government.

The following table summarizes the carrying value and yield characteristics of our investment portfolio on the basis of remaining terms to contractual maturity at December 31, 2011 (dollars in millions):

	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Total
Trading securities
TLGP debentures	$1,007	$—	$—	$—	$1,007
Taxable municipal bonds	—	—	78	208	286
Other U.S. obligations	—	—	—	8	8
Government-sponsored enterprise obligations	—	—	—	64	64
Total trading securities	1,007	—	78	280	1,365
Yield on trading securities	1.19%	—%	4.52%	5.31%
Available-for-sale securities
TLGP debentures	564	—	—	—	564
Taxable municipal bonds	—	—	7	185	192
Other U.S. obligations	—	—	29	143	172
Government-sponsored enterprise obligations	—	170	357	30	557
Other	—	—	—	51	51
Mortgage-backed securities
Government-sponsored enterprises	—	—	515	3,305	3,820
Total available-for-sale securities	564	170	908	3,714	5,356
Yield on available-for-sale securities	0.74%	3.80%	4.48%	1.26%
Held-to-maturity securities
Negotiable certificates of deposit	340	—	—	—	340
TLGP debentures	1	—	—	—	1
Government-sponsored enterprise obligations	—	—	—	310	310
State or local housing agency obligations	—	—	—	102	102
Other[1]	—	1	—	—	1
Mortgage-backed securities
Government-sponsored enterprises	—	—	—	4,378	4,378
Other U.S. obligations	—	—	4	10	14
Private-label	—	—	—	49	49
Total held-to-maturity securities	341	1	4	4,849	5,195
Yield on held-to-maturity securities	0.14%	—%	0.81%	2.95%
Total investment securities	$1,912	$171	$990	$8,843	$11,916
Interest-bearing deposits	4	2	—	—	6
Securities purchased under agreements to resell	600	—	—	—	600
Federal funds sold	2,115		—	—	2,115
Total investments	$4,631	$173	$990	$8,843	$14,637

1	Represents an equity investment in an SBIC and therefore has no associated yield.

At December 31, 2011, we had investments with a carrying value greater than 10 percent of our total capital with the following issuers (excluding GSEs and U.S. Government agencies) (dollars in millions):

	Carrying Value	Fair Value
Bank of the West	$300	$301
GE Capital Corporation	750	750
Merrill Lynch	617	614
Toronto-Dominion Bank	375	375
Union Bank, N.A.	415	415
Total	$2,457	$2,455

Loan Portfolio Analysis
The following table presents supplemental information on our mortgage loans held for portfolio at December 31, 2011, 2010, 2009, 2008, and 2007 (dollars in thousands):

	2011	2010	2009	2008	2007
Past due 90 days or more and still accruing interest[1]	$4,427	$4,675	$5,306	$7,333	$4,543
Non-accrual mortgage loans[2]	$97,477	$111,064	$102,028	$48,439	$27,322
Allowance for credit losses
Balance, beginning of year	$13,000	$1,887	$500	$300	$250
Charge-offs	(3,192)	(1,005)	(88)	(95)	(19)
Provision for credit losses	9,155	12,118	1,475	295	69
Balance, end of year	$18,963	$13,000	$1,887	$500	$300
Non-accrual mortgage loans
Gross interest income that would have been recorded based on original terms during the year	$4,170
Interest actually recognized into net income during the year	—
Interest shortfall	$4,170

1
Represents the unpaid principal balance of government-insured mortgage loans that are 90 days or more past due. A government-insured mortgage loan that is 90 days or more past due is not placed on nonaccrual status because of the U.S. Government guarantee of the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met.

2	Generally represents the unpaid principal balance of conventional mortgage loans that are 90 days or more past due.

The ratio of charge-offs to average mortgage loans outstanding was one basis point or less for the years ended December 31, 2011, 2010, 2009, 2008, and 2007.

Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following table summarizes our short-term borrowings for the years ended December 31, 2011, 2010, and 2009 (dollars in millions):

	Discount Notes			Bonds
	2011	2010	2009	2011	2010	2009
Outstanding at end of the period	$6,810	$7,208	$9,417	$8,785	$625	$14,171
Weighted-average rate at end of the period	0.09%	0.12%	0.13%	0.19%	0.42%	0.50%
Daily-average outstanding for the period	$7,104	$7,146	$20,736	$4,414	$6,983	$12,421
Weighted-average rate for the period	0.09%	0.15%	0.64%	0.19%	0.44%	1.07%
Highest outstanding at any month-end	$12,151	$12,397	$29,094	$9,035	$13,081	$16,146

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

Management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) with the participation of the President and Chief Executive Officer and Chief Financial Officer as of the end of the annual period covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that the Bank's disclosure controls and procedures were effective as of December 31, 2011.
Report of Management on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting process is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are made only in accordance with authorizations of management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework established in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2011.
Additionally, our internal control over financial reporting as of December 31, 2011 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers, LLP (PwC). Refer to “Item 8. Financial Statements and Supplementary Data — Audited Financial Statements” for their audit report.
Changes in Internal Control over Financial Reporting
For the fourth quarter of 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our Board is comprised of Member Directors elected by our member institutions on a state-by-state basis and Independent Directors elected by a plurality of our members. Our Board currently includes nine Member Directors and seven Independent Directors, two of which serve as public interest directors. Under the FHLBank Act, the only matters submitted to shareholders for votes are (i) the annual election of our Directors and (ii) any proposed agreement to merge with one or more FHLBanks. Finance Agency regulations require all of our Directors to be elected by our members. No member of management may serve as a director of an FHLBank.
Pursuant to the passage of the Housing Act, both Member and Independent Directors serve four-year terms. If any person has been elected to three consecutive full terms as a Member or Independent Director of our Board of Directors, the individual is not eligible for election to a Member or Independent Directorship for a term which begins earlier than two years after the expiration of the last expiring four-year term.
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
In order to be eligible to serve as an Independent Director on our Board, an individual must (i) be a U.S. citizen and (ii) maintain a principal residence in a state in our district (or own or lease a residence in the district and be employed in the district). In addition, the individual may not be an officer of any FHLBank or a director, officer, or employee of any member institution or of any recipient of our advances. By regulation, each public interest Independent Director must have more than four years of personal experience in representing consumer or community interests in banking services, credit needs, housing, or financial consumer protection. Each Independent Director, other than a public interest Independent Director, must have knowledge of, or experience in, financial management, auditing or accounting, risk management practices, derivatives, project development, organizational management, or the law.

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
The table below shows membership information for the Bank’s Board of Directors at February 29, 2012:

				Expiration of
				Current Term As
		Member or		Director as of	Board
Director	Age	Independent	Director Since	December 31	Committees
Michael K. Guttau (chair)	65	Member	January 1, 2003	2012	a, c, e, f
Eric A. Hardmeyer (vice chair)	52	Member	January 1, 2008	2014	a, c, d, g
Johnny A. Danos	72	Independent	May 14, 2007	2014	a, b, d, g
Gerald D. Eid*	71	Independent	January 23, 2004	2014	c, d, f
Michael J. Finley	56	Member	January 1, 2005	2014	b, d, g
Van D. Fishback	65	Member	January 1, 2009	2012	c, e, f
Chris D. Grimm	53	Member	January 1, 2010	2015	c, d, g
Labh S. Hira	63	Independent	May 14, 2007	2013	a, b, e, f
Teresa J. Keegan	49	Member	January 1, 2012	2015	b, d, g
John F. Kennedy, Sr.*	56	Independent	May 14, 2007	2012	a, b, e, g
Ellen Z. Lamale	58	Independent	January 1, 2012	2015	c, d, f
Clair J. Lensing	77	Member	January 1, 2004	2013	b, d, f
Paula R. Meyer	57	Independent	May 14, 2007	2012	a, c, e, g
Dale E. Oberkfell	56	Member	January 1, 2007	2013	a, b, e, g
John H. Robinson	61	Independent	May 14, 2007	2015	a, b, e, f
Joseph C. Stewart III	42	Member	January 1, 2008	2013	c, e, f

a)	Executive and Governance Committee
b)	Audit Committee
c)	Risk Committee
d)	Mission, Member, and Housing Committee
e)	Finance and Planning Committee
f)	Human Resources and Compensation Committee (Compensation Committee)
g)	Business Operations and Technology Committee
*	Public Interest Independent Director

The following describes the principal occupation, business experience, qualifications, and skills, among other matters of the 16 directors who currently serve on our Board of Directors. Except as otherwise indicated, each Director has been engaged in the principal occupation indicated for at least the past five years.
Michael K. Guttau, the Board's chair, has been with Treynor State Bank in Treynor, Iowa, since 1972 where he has served as president, chairman, and CEO. He has been actively involved with the American Bankers Association, Iowa Bankers Association, Community Bankers of Iowa, and served as the Iowa Superintendent of Banking from 1995 through 1999. He is a board member and chair of the audit committee for the Southwest Iowa Renewable Energy ethanol plant. He also served as the 2008-2009 chairman of the Council of FHLBanks, which is a non-profit trade association for the 12 FHLBanks located in Washington, D.C. Mr. Guttau's position as an officer of a member institution and his involvement in and knowledge of banking regulation, organizational management, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. Mr. Guttau also serves as chair of the Executive and Governance Committee.

Eric A. Hardmeyer, the Board's vice chair, joined the Bank of North Dakota in 1985 as a loan officer and served as senior vice president of lending before becoming president and CEO in 2001, a position he currently maintains. Mr. Hardmeyer is the past chairman of the North Dakota Bankers Association and also serves on the board of directors of the Bismarck-Mandan Chamber of Commerce Foundation and the Missouri Valley YMCA. Mr. Hardmeyer's position as an officer of a member institution and his involvement in and knowledge of economic development, accounting, auditing, and financial management, as indicated by his background, support Mr. Hardmeyer's qualifications to serve on our Board of Directors. Mr. Hardmeyer also serves as vice chair of the Executive and Governance Committee.
Johnny A. Danos is Director of Strategic Development for LWBJ Financial in West Des Moines, Iowa. Previously, Mr. Danos was president of the Greater Des Moines Community Foundation in Des Moines, Iowa. He is the retired managing partner of the accounting firm of KPMG located in Des Moines, Iowa, and has more than 30 years of public accounting experience serving commercial, retail, and financial institutions. He serves on the board of directors of Casey's General Stores and Wright Tree Service. Mr. Danos’ involvement and experience in auditing, accounting, and organizational management, as indicated by his background, support his qualifications to serve as an Independent Director on our Board of Directors. Mr. Danos also serves as chair of the Mission, Member, and Housing Committee.
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
Michael J. Finley has served since 1992 as president of Janesville State Bank in Janesville, Minnesota. Mr. Finley serves on the Political Action Committee Board and the Government Relations Committee of the Minnesota Bankers Association. He is a founding member of the Minnesota Financial Group, a peer group of 15 bankers founded in 1988, and is also currently the vice chairman of the Janesville Economic Development Authority. Mr. Finley's position as an officer of a member institution and his involvement in and knowledge of bank regulation, financial management, auditing, and credit administration, as indicated by his background, support Mr. Finley's qualifications to serve on our Board of Directors. Mr. Finley also serves as the vice chair of the Audit Committee.
Van D. Fishback is vice chairman of First Bank & Trust in Brookings, South Dakota. Mr. Fishback joined First Bank & Trust in 1972 and has previously served as its president and CEO. Mr. Fishback currently serves as vice chair of Fishback Financial Corporation, one of South Dakota's largest privately held bank holding companies. Mr. Fishback is a licensed attorney and has been a member of the South Dakota bar since 1972. Mr. Fishback's position as an officer of a member institution and his involvement in and knowledge of financial management, community development, and the law, as indicated by his background, support Mr. Fishback's qualifications to serve on our Board of Directors. Mr. Fishback also serves as vice chair of the Finance and Planning Committee.
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
Teresa J. Keegan has served since 2002 as the senior vice president and chief financial officer of Fidelity Bank in Edina, Minnesota. Ms. Keegan has 25 years of financial management experience, including 18 years as a chief financial officer in various financial institutions. Ms. Keegan is currently active in several peer groups, has served on the board of the Minnesota Bankers Association Insurance and Services, Inc. and previously chaired the Minnesota Bankers Association Operations and Technology Committee. Her position as an officer of a member institution and her involvement in and knowledge of financial management support her qualifications to serve on our Board of Directors.

John F. Kennedy, Sr. is senior vice president and CFO for the St. Louis Equity Fund, Inc. in St. Louis, Missouri which invests in affordable rental housing developments financed through corporate and bank investment and in cooperation with federal, state, and local governments. Mr. Kennedy has been with the St. Louis Equity Fund since 1998 and has more than 30 years of experience in affordable rental housing development and financing, residential homebuilding, public accounting, auditing, financial management, and representing low income individuals and families through the St. Louis Equity Fund, Inc. and the Gateway Community Development Fund, Inc., a certified CDFI. Mr. Kennedy’s involvement and experience in accounting, auditing, financial management, and representing community interests in housing support his qualifications to serve as a public interest director on our Board of Directors. Mr. Kennedy also serves as chair of the Audit Committee.
Ellen Z. Lamale recently retired from her position as senior vice president and chief risk officer of The Principal Financial Group (The Principal Financial Group is a registered trademark) (Principal) in March 2011. Ms. Lamale held executive positions at Principal for more than 10 years, and her responsibilities included risk management, financial analysis, capital management, strategic planning, auditing, and actuarial. Her 34-year career at Principal was mostly in actuarial, financial or risk management capacity. Ms. Lamale has served on several community boards, including West Des Moines Youth Soccer Club, Iowa United Soccer Club, Des Moines Symphony Second Strings and Des Moines Public Library Foundation. Currently she is a volunteer with the West Des Moines Youth Justice Initiative. Her involvement and experience in accounting, auditing, financial and risk management support Ms. Lamale's qualifications to serve as an Independent Director on our Board of Directors. Ms. Lamale also serves as vice chair of the Compensation Committee.
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
Paula R. Meyer has 30 years of experience in the financial services industry as a senior executive encompassing marketing, operations, and management of mutual funds, investments, and insurance companies. She retired in 2006 as president of the mutual fund and certificate businesses at Ameriprise Financial and has focused on board service since 2007. Prior to that, Ms. Meyer was president of Piper Capital Management. Ms. Meyer also serves on the board of directors of Mutual of Omaha in Omaha, NE, First Command Financial Services in Fort Worth, Texas, and is board chair of Luther College in Decorah, Iowa. Ms. Meyer's involvement and experience in risk management, marketing, and financial management, as indicated by her background, support Ms. Meyer's qualifications to serve as an Independent Director on our Board of Directors. Ms. Meyer also serves as chair of the Risk Committee.
Dale E. Oberkfell has served in a variety of banking positions during his 30 years in the financial services industry. Mr. Oberkfell joined Midwest BankCentre and its parent, Midwest BankCentre, Inc., on January 3, 2012. Mr. Oberkfell currently serves as executive vice president and chief financial officer of Midwest BankCentre and treasurer and board secretary of Midwest BankCentre, Inc. Prior to joining Midwest BankCentre, Mr. Oberkfell served from 2005 to 2011 in various executive-level positions at Reliance Bank in Des Peres, Missouri, including president, chief operating officer and chief financial officer. During this period, he also served as executive vice president and CFO of Reliance Bancshares, Inc. in Des Peres, Missouri, and as an executive officer of Reliance Bank, FSB in Fort Myers, Florida. Prior to joining Reliance Bank, Mr. Oberkfell was also a partner at the Certified Public Accounting firm of Cummings, Oberkfell & Ristau, P.C. in St. Louis, Missouri. He is a licensed Certified Public Accountant and is active in the American Institute of Certified Public Accountants. He has held board positions for several organizations, including the West County YMCA, St. Louis Children's Choir, and Young Audiences. Mr. Oberkfell's position as an officer of a member institution and his involvement in and knowledge of accounting, auditing, internal controls, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. Mr. Oberkfell also serves as chair of the Business Operations and Technology Committee.
John H. Robinson is chairman of Hamilton Ventures, LLC, a consulting and investment company in Kansas City, Missouri. Mr. Robinson is an engineer with international experience as chairman of EPCglobal Ltd in Sheffield, England, from 2003 to 2004 and executive director of Amey Plc in London, England, from 2000 to 2002. He was managing partner and vice chairman of Black & Veatch, Inc. from 1989 to 2000. He serves on the board of directors of Olsson Associates, Alliance Resources MLP, and Coeur Precious Metals. Mr. Robinson's involvement and experience in financial management, project development, and organizational management, as indicated by his background, support Mr. Robinson's qualifications to serve as an Independent Director on our Board of Directors. Mr. Robinson also serves as chair of the Compensation Committee.

Joseph C. Stewart III has served since 2004 as chairman of the board of BancStar, Inc., a four bank holding company in Festus, Missouri, and as CEO and director of Bank Star in Pacific, Missouri, where he has worked in various capacities since 1994. In addition, Mr. Stewart also serves as CEO and director for Bank Star of the LeadBelt in Park Hills, Missouri, Bank Star One in Fulton, Missouri, and Bank Star of the BootHeel in Steele, Missouri. Mr. Stewart currently serves on the board of directors for the Missouri Independent Bankers Association as well as the government relations committee of the Missouri Bankers Association. Mr. Stewart's position as an officer of a member institution and his involvement in and knowledge of accounting, risk management, and financial management, as indicated by his background, support Mr. Stewart's qualifications to serve on our Board of Directors. Mr. Stewart also serves as vice chair of the Risk Committee.
Executive Officers
The following persons currently serve as executive officers of the Bank:

			Employee of the
Executive Officer	Age	Position Held	Bank Since
Richard S. Swanson	61	President and Chief Executive Officer	June 1, 2006
Edward J. McGreen	44	Executive Vice President and Chief Capital Markets Officer	November 8, 2004
Steven T. Schuler	60	Executive Vice President and Chief Financial Officer	September 18, 2006
Dusan Stojanovic	52	Executive Vice President and Chief Risk Officer	March 17, 2008
Richard S. Swanson has been with the Bank since June 2006 and is currently serving as President and CEO. In addition to his management responsibilities associated with being President and CEO, Mr. Swanson also serves on the Board of Directors of the Office of Finance. Prior to joining the Bank, Mr. Swanson was a principal of the Seattle law firm of Hillis, Clark, Martin & Peterson for two years where he provided counsel in the areas of finance, banking law, and SEC regulation. Previously, Mr. Swanson served as chairman and CEO of HomeStreet Bank in Seattle, Washington, and had served as its CEO since 1990. As a member director from HomeStreet Bank, Mr. Swanson served on the board of directors of the FHLBank of Seattle from 1998 to 2003, and served as the board's vice chair from 2002 to 2003.
Edward J. McGreen has been with the Bank since November 2004 and is currently serving as Executive Vice President and Chief Capital Markets Officer (CCMO), a position he has held since July 2005. Mr. McGreen's management responsibilities include treasury and portfolio strategy. Mr. McGreen joined the Bank as director of mortgage portfolio management. Prior to joining the Bank, Mr. McGreen held various finance and portfolio management positions at Fannie Mae from 1996 to 2001 and 2002 to 2004. From 2001 to 2002, Mr. McGreen was senior interest rate risk manager for GE Asset Management.
Steven T. Schuler has been with the Bank since September 2006 and is currently serving as Executive Vice President and CFO. Mr. Schuler has management responsibility for accounting, business process management, project management, and information technology. Mr. Schuler was CFO, treasurer, and secretary for Iowa Wireless Services from 2001 to 2006. In 1977, Mr. Schuler began a long career at Brenton Banks, Inc. where he held a variety of positions eventually serving as the corporate senior vice president, CFO, secretary, and treasurer until 2001 when Brenton Banks was acquired by Wells Fargo.
Dusan Stojanovic has been with the Bank since March 2008 and is currently serving as Executive Vice President and Chief Risk Officer (CRO). Mr. Stojanovic has management responsibility for enterprise risk management, including credit risk, market risk, operational risk, and model validation. Prior to joining the Bank, Mr. Stojanovic held a variety of risk management and model validation positions with the Federal Reserve Bank of Chicago from 2006 to 2008, Federal Reserve Bank of Richmond from 2005 to 2006, and Federal Reserve Bank of St. Louis from 1995 to 2003. From 2003 to 2004, Mr. Stojanovic served as the vice governor for banking supervision at the National Bank of Serbia.

CHIEF BUSINESS OFFICER

Michael L. Wilson served as the Chief Business Officer during 2011; however, Mr. Wilson resigned from the Bank effective January 27, 2012, and accepted the position of President and Chief Executive Officer with the FHLBank of Seattle. For more information, see our Form 8-K filed with the SEC on December 15, 2011.

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
Audit Committee
The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its review and oversight responsibilities for (i) the integrity of the Bank's financial statements and financial reporting process and systems of internal accounting and financial reporting controls; (ii) the independence, scope of audit services, and performance of the Bank's internal audit function as well as the appointment or replacement of the Bank's Chief Audit Executive; (iii) the selection and replacement, qualifications, independence, scope of audit, and performance of the Bank's external auditor; (iv) the Bank's compliance with laws, regulations and policies, including the Code of Ethics, as applicable to the Committee's duties and responsibilities; (v) the procedures for complaints regarding questionable accounting, internal accounting controls, and auditing matters, and oversight of fraud investigations; and (vi) the Bank's and Audit Committee's compliance with the Federal Housing Finance Agency's Examination Guidance for the examination of accounting practices. The Audit Committee has adopted a charter outlining its roles and responsibilities, which is available on our website at www.fhlbdm.com. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC. The members of our Audit Committee for 2012 are John Kennedy (chair), Michael Finley (vice chair), Johnny Danos, Labh Hira, Teresa Keegan, Clair Lensing, Dale Oberkfell, and John Robinson. The Audit Committee held a total of eight in-person meetings and four telephonic meetings in 2011. As of February 29, 2012, the Audit Committee has held one in-person meeting and one telephonic meeting and is scheduled to hold six in-person meetings and three telephonic meetings throughout the remainder of 2012. Refer to Exhibit 99.1 of this 2011 Annual Report for the Audit Committee Report.
Audit Committee Financial Expert
Our Board of Directors determined that the following members of its Audit Committee qualify as audit committee financial experts under Item 407(d)(5) of Regulation S-K: Johnny Danos, Labh Hira, John Kennedy, and Dale Oberkfell. Refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence” for details on our director independence. For information concerning the experience through which these individuals acquired the attributes required to be deemed financial experts, refer to the biographical information in this Item 10.

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

ii.
Elements of Executive Compensation - provides a discussion of each element of compensation payable to our named executive officers, comprised of our President and CEO (President), CFO, CCMO, CRO, and CBO (Executives), and provides greater detail on our approach, structure, and practices with regard to executive compensation.

iii.	Finance Agency Oversight - Executive Compensation - provides detail on the Finance Agency regulations relating to executive compensation.

iv.
Roles and Responsibilities of the Compensation Committee and Management in Establishing Executive Compensation - provides detail on the role of the Compensation Committee and management in making executive compensation decisions and explains why we determined executive compensation payouts in 2011 were appropriate.

v.	Analysis Tools the Compensation Committee Uses - provides detail on how the Compensation Committee utilizes information and tools to arrive at executive compensation decisions.

vi.	Compensation Decisions for Executives in 2011 - describes the compensation paid and the benefits made available to our Executives during 2011.

vii.	Benefits and Retirement Philosophy - provides detail on the retirement programs offered to Executives.

viii.	Potential Payments upon Termination or Change in Control - provides information on the termination payments and benefits that would be payable to each Executive, as applicable.

viii.	Director Compensation - provides detail on the compensation paid to the members of our Board of Directors in 2011 and the director fee schedule for 2012.

Compensation Philosophy

Our compensation philosophy, practices, and principles are an important part of our business strategy. They help to attract and retain employees with the skills and talent we need to create value for our members, which is critical to our long-term success. They also provide a framework to ensure an appropriately balanced approach to compensation through a combination of base salary, benefits, and short- and long-term cash incentive awards. Although we refine our compensation programs as economic conditions and competitive practices change, we strive to maintain consistency in our philosophy and approach with respect to executive compensation.

We believe our current employees and those individuals in our potential talent pool are highly marketable and can be attracted to opportunities across a broad spectrum of financial services businesses. Our competition for talent includes primarily FHLBanks, commercial banks, mortgage banks, and other financial services companies, such as insurance companies.

We maintain a set of practices and principles consistent with our cooperative structure. As a member-owned cooperative, we need to deliver value to members both as customers and as shareholders. As such, we need to ensure that we offer members an attractive array of competitively priced products and services and a reasonable return on their invested capital all within a well-capitalized, prudently managed framework. We have well-designed incentives that motivate employees to achieve those objectives while not taking undue risk and believe those incentives should remain a component of our total compensation approach.

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

ii.
Link the Executive's pay to Bank and individual performance in a way that does not encourage taking unnecessary or excessive risk to the Bank. The primary interest of our members is that we remain a reliable source of funding and liquidity. Members expect a reasonable return on their invested capital, but they also expect the Bank to protect the par value of their invested capital. Thus, it is important that we link Executive pay not only to the Bank's profitability, as measured by the return to members, but also to other components of success, such as service to the members, and effective management of risk. Some of those components can be measured quantitatively, while others are measured qualitatively and are the responsibility of both individuals and teams within the Bank. However measured, all those components of success are important in fulfilling our public policy mission and are included in our Strategic Business Plan, which is why we strive to align Executive pay with our Strategic Business Plan.

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

Elements of Executive Compensation

Our executive compensation program is comprised of the following elements: (i) Base salary, (ii) Annual incentive Plan, (iii) Long-term incentive Plan, (iv) Retirement benefits, (v) Health and welfare benefits, (vi) Payments in the event of termination, and (vii) Perquisites. The following discussion provides more detail for each of these elements.

BASE SALARY

Base salary is a fixed component that is intended to provide a level of compensation necessary to attract and retain highly qualified executives. The Compensation Committee reviews the level of base salaries annually and approves adjustments to base salaries for our President and for our other Executives based upon recommendations by our President.

In November 2011, we entered into new Employment Agreements with our President, CBO, CFO, CCMO and CRO. These Employment Agreements are retroactively effective March 1, 2011 and replace the agreements previously entered into with the President, CBO, CFO and CCMO. Our CRO did not previously have an Employment Agreement. However, our Board authorized our President at its January 2011 meeting to enter into an Employment Agreement with the CRO in 2011 consistent with the terms currently in place with our other Executives. The Employment Agreements establish a minimum base salary for each Executive. For further information regarding base salary and the terms of the Employment Agreements see the narrative discussion following the “Summary Compensation Table" in this Item 11. Copies of each Executive's Employment Agreement were filed with the SEC as exhibits to our current report on Form 8-K on November 15, 2011.

ANNUAL INCENTIVE PLAN (AIP)

Our Executives are eligible for an annual cash incentive under our AIP. Our 2011 AIP was approved by our Board on October 5, 2011, following our receipt of Finance Agency comments on the proposed 2011 AIP, and was effective as of January 1, 2011. The 2011 AIP was filed as exhibit 10.1 to our current report on Form 8-K filed with the SEC on October 12, 2011. The annual incentive award for 2011 was based on objective quantitative and qualitative factors tied to Bank-wide goals, which were focused on business with our members, risk management, and profitability (Part I Goals), as well as on subjective factors derived from individual performance and achievement of individual and team goals that are linked to our 2011 Strategic Business Plan (Part II Goals). For further information about our Part I Goals and Part II Goals see the discussion at “Establishment of Performance Measures for the AIP and LTIP” in this Item 11.

LONG-TERM INCENTIVE PLAN (LTIP)

Our Executives were also participants in our LTIP, which provides for a long-term cash incentive opportunity based on achievement of performance objectives in 2011. Our 2011 LTIP was approved by our Board on October 5, 2011, following our receipt of Finance Agency comments on the proposed 2011 LTIP, and was effective as of January 1, 2011 for the 2011-2013 performance period. The LTIP was filed as exhibit 10.2 to our current report on Form 8-K filed with the SEC on October 12, 2011. The long-term incentive opportunity is not finally earned until the completion of a three year performance period and is subject to the quarterly average of our EVCS in 2013 and Compensation Committee approval in 2014. In 2011, the long-term incentive award opportunity was based upon the same Part I Goals included in the AIP. We believe tying the amount of the award to the change in the level of our EVCS ensures that our Executives continue to operate the Bank in a profitable, prudent manner without taking unnecessary or excessive risk. It also seeks to discourage our Executives from taking short-term measures in 2011 in order to secure a long-term incentive award payable in 2014.

For more information relating to estimated AIP and LTIP awards see “Components of 2011 Non-Equity Incentive Plan Compensation" in this Item 11. For more information on our EVCS see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Economic Value of Capital Stock."

RETIREMENT BENEFITS

Our Executives participate in the Defined Benefit Plan (DB Plan) and the Pentegra Defined Contribution Plan for Financial Institutions (DC Plan) to the same extent as our other employees. In addition, our Executives participate in our Third Amended and Restated Benefit Equalization Plan (BEP), which is a non-qualified plan that allows them to receive amounts they would have been entitled to receive under the DB Plan and the DC Plan had the plans not been subject to Internal Revenue Code contribution limitations.

HEALTH AND WELFARE BENEFITS

Our Executives are eligible for the same medical, dental, and life insurance, and other benefits available to all our full-time employees.

PAYMENTS IN THE EVENT OF TERMINATION

The Employment Agreements we entered into with our President, CBO, CFO, CCMO and CRO in November 2011, provide for payments in the event of termination based on certain triggering events. For additional details see “Potential Payments Upon Termination or Change in Control" in this Item 11.

PERQUISITES

Our Executives are eligible to receive perquisites in the form of financial planning assistance. In addition, our President receives a monthly car allowance. These perquisites are provided to Executives as a convenience associated with their overall duties and responsibilities and are consistent with the results of the survey data.

Finance Agency Oversight - Executive Compensation

Section 1113 of the Housing Act amended the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (the Housing Enterprises Act) and requires the Director of the Finance Agency to prohibit any FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. On June 5, 2009, the Finance Agency published a proposed regulation designed to implement these statutory requirements. The proposed regulation covers compensation payable to members of an FHLBank's senior executive team and defines reasonable and comparable compensation. “Reasonable” compensation, taken in total or in part, would be customary and appropriate for the position based on a review of relevant factors, which include the unique duties and responsibilities of the executive's position. “Comparable” compensation, taken in total or in part, does not materially exceed benefits paid at similar institutions for similar duties and responsibilities. Comparable benefit levels are considered to be at or below the median compensation for a given position at similar institutions (i.e., those institutions that are similar in size, complexity, and function). In addition, under the proposed regulation, the Director of the Finance Agency would have authority to approve certain compensation and termination benefits. The comment period on this proposed regulation closed August 4, 2009. A final regulation has not been issued.

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

Finally, on April 14, 2011, the Finance Agency issued a proposed rule along with six other federal financial regulators that could impose additional requirements and restrictions on incentive compensation arrangements, if adopted. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments” for more information.

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

Merit increases and Part II AIP compensation decisions are based upon an evaluation of an individual's overall performance and not solely on a statistical or formula analysis of particular results or criterion. Because of our size, the number of Executives involved, and our President's history with the executive team, our President recommends merit increases and Part II AIP compensation payouts for the other Executives to the Compensation Committee. The Board of Directors completes an evaluation of our President's performance and the Compensation Committee recommends compensation for our President to the Board of Directors. The Compensation Committee and our President consider overall performance in the areas of key job responsibilities, our shared values, individual goals, and/or strategic business plan responsibilities established for the year in analyzing merit increases and Part II AIP elements and performance.

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

MCLAGAN PARTNERS EXECUTIVE COMPENSATION BENCHMARKING SURVEY DATA

We engage McLagan Partners on an annual basis to provide us with an updated analysis of the compensation of our Executives compared to similar positions in commercial banks, mortgage banks, and the FHLBank System. When using commercial and mortgage bank comparisons, our Executives are compared to divisional positions. For example, a divisional CFO role is compared to our CFO role versus the overall commercial bank CFO role which is larger and broader in scope and responsibility.

When comparing our Executive roles to those of the FHLBank System, we compare the positions to the same position within the FHLBanks. For example, our CFO role is compared to other CFO roles in the FHLBank System.

COMPETITIVE ASSESSMENT BY TOWERS WATSON

The Compensation Committee engaged Towers Watson to provide guidance and counsel on executive compensation matters involving our Executives. As part of their consultation services to the Compensation Committee, Towers Watson primarily analyzed the comparative position of the total compensation of our Executives to the data from the FHLBank System. Towers Watson's process included a regression analysis that predicted compensation levels for our Executives based on our asset and member size compared to the pay practices observed at the other FHLBanks. We used a range of plus or minus 20 percent around the predicted levels of pay (based on asset and member sizes) as an estimate of FHLBank market pay ranges for our Executives. Our relatively high membership numbers compared to other FHLBanks indicated a level of complexity that was considered when making individual pay decisions especially for our President and CBO positions in the Bank.

Compensation Decisions for Executives in 2011

How we compensate our Executives sets the tone for how we administer pay throughout the entire Bank. For 2011, our Compensation Committee considered numerous factors (including those previously discussed) before deciding on the appropriate total compensation for our Executives, in the context of the current business, operating, and regulatory environment, which are more fully described in the following narrative.

BASE SALARY LEVELS

The Compensation Committee followed its historical practice of adjusting base salaries after a review of individual performance and current compensation of our Executives compared to survey data. The Compensation Committee determined increases in our Executives' base salaries between 2.5 percent and 10.0 percent for 2011 were appropriate based on our Executive's (i) individual performance and contributions to the Bank, (ii) a review of the compensation data paid by other FHLBanks, and (iii) a review of the McLagan Partners executive compensation survey data. For 2011, the Compensation Committee approved increases for our Executives effective March 1, 2011, subject to the review and comment of the Finance Agency. The 2011 increase in base salary for our CEO and President, Richard S. Swanson, was 4.0 percent of 2010 base salary and 2.5 percent for our Chief Capital Markets Officer, Edward J. McGreen and Chief Business Officer, Michael L. Wilson. Larger increases for our CFO, Steven T. Schuler and our CRO, Dusan Stojanovic were the result of market-based changes relative to comparable data for CFO and CRO salaries, which increased base salaries by 6.6 and 10.0 percent respectively. For 2012, the Compensation Committee is considering increases in base salaries between 3.0 and 4.5 percent for all of our Executives, effective March 1, 2012.

AIP AND LTIP

At its January 2012 meeting, the Compensation Committee determined our Executives' annual and long-term incentive awards for the 2011 performance year based on the pay targets, ranges, and performance measures established by the Board of Directors for 2011. The following information provides additional details on the decisions the Compensation Committee made and how they arrived at those decisions.

ESTABLISHMENT OF PAY TARGETS AND RANGES

AIP and LTIP pay targets established for each Executive take into consideration total compensation practices (base salary, annual incentives, long-term incentives, and benefits) of the survey data reviewed with emphasis placed on the FHLBank System regression analysis. Our Executives are assigned target award opportunities, stated as percentages of base salary, under the AIP and the LTIP. The target award opportunities correspond to determinations made by the Compensation Committee and our President on each Executive's level of responsibility and ability to contribute to and influence our overall performance. Awards are paid to our Executives based upon the achievement level of Part I goals and upon a subjective determination by the Compensation Committee for our President and by our President for our other Executives regarding individual performance and achievement of Part II goals.

The incentive compensation award opportunities under the AIP and LTIP for our Executives for 2011 were a percentage of base salary as follows:

Executive	Incentive Plan	Threshold percent of base salary	Target percent of base salary	Maximum percent of base salary
Richard S. Swanson	AIP	17.5%	35.0%	52.5%
	LTIP	20.0%	40.0%	60.0%
Steven T. Schuler	AIP	12.5%	25.0%	37.5%
	LTIP	17.5%	35.0%	52.5%
Edward J. McGreen	AIP	12.5%	25.0%	37.5%
	LTIP	17.5%	35.0%	52.5%
Dusan Stojanovic	AIP	12.5%	25.0%	37.5%
	LTIP	17.5%	35.0%	52.5%
Michael L. Wilson	AIP	12.5%	25.0%	37.5%
	LTIP	17.5%	35.0%	52.5%

ESTABLISHMENT OF PERFORMANCE MEASURES FOR THE AIP AND LTIP

In April 2011, the Compensation Committee and the Board of Directors approved the following Part I Bank-wide goals:

i.	Business with Members as measured by member borrowing penetration, member product usage, and customer satisfaction.

ii.
Risk Management as measured by (a) the “preservation of the enterprise value” (measured by the quarterly average of market value of capital stock (MVCS)) and (b) the “quality of risk management” as assessed by the Board's Risk Committee in the areas of credit risk, market risk, operational risk, internal controls and model validation.

iii.
Profitability as measured by the spread between adjusted return on capital stock (AROCS) and average 3-month LIBOR. This is a comprehensive measure of our profitability that we believe is most meaningful to our shareholders.

Our risk management goal was revised in 2011 to include more specific measures related to risk. MVCS is a measure that is widely used within the FHLB System and is intended to reflect short-term performance and the liquidation value of the Bank's capital stock. For more information on our MVCS see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Market Value of Capital Stock Sensitivity."

The AIP target award opportunities were reduced for the President and our other Executives in 2011 in order to increase their long-term incentive award opportunities. This decision was made based on a review and comparison of survey data to our Executives' total compensation (base salary, annual incentive, and long-term incentive). In addition, the range of award opportunities was broadened to reflect a threshold incentive at 50 percent of target and a maximum incentive at 150 percent of target to match the survey data reviewed and to improve our competitive position. We believe that having a maximum award opportunity is a good strategy for mitigating risk in our compensation plans. For more information relating to AIP payout ranges see “Establishment of Pay Targets and Ranges" in this Item 11.

Part I Goals are weighted at 60 percent of the award opportunity and Part II Goals are weighted at 40 percent of the award opportunity. These weightings were determined by the Compensation Committee based upon the relative need for our Executives to focus on our short- and long-term performance. Because the Part I goals are tied directly to those measures of performance deemed important to our short- and long-term performance, more weighting is given to the Part I goals. However, we believe that accomplishing the Part II goals is also important as they tie to our Strategic Business Plan. Nevertheless, these goals are subjective in nature and therefore the Compensation Committee places less weight on the Part II goals.

When establishing the Part I AIP performance goals, the Compensation Committee and the Board of Directors anticipated that we would reasonably achieve the target level of performance aligned with objectives contained in the overall Strategic Business Plan. The maximum level provides a goal that is anticipated to be more challenging to reach, based on the previous year's performance results and current market conditions. The Part I incentive awards are paid based on the actual results we achieve. The weightings for each goal area are determined by the Bank's Strategic Business Plan and areas of key focus, such as delivering member value and managing risk.

Part II AIP performance goals for our Executives are established by our Executives and our President based on the strategic imperatives and outcomes to be accomplished as outlined in the Strategic Business Plan for which each Executive has responsibility. Specifically, each Executive has primary responsibility for setting, implementing, executing, and achieving action items associated with one or more strategic imperatives as outlined in the Strategic Business Plan. Performance ratings for the Executives are based on a subjective analysis of their contribution and accomplishment of strategic imperatives, the Bank-wide goals, the Bank's shared values, and each Executive's overall job performance.

The 2011 to 2013 Strategic Business Plan was approved by the Board of Directors in December 2010 and includes the following strategic imperatives for which strategies and action steps were developed that formed the basis for Part II goals:

i.	Strengthen partnership with members

ii.	Disciplined pursuit of long-term business performance

iii.	Stewardship of our public mission

The Part II AIP performance goals for our President are recommended by our President and established by the Board of Directors. As with each of the other Executives, our President also has responsibility for setting, implementing, executing, and achieving the overall Strategic Business Plan action items associated with one or more strategic imperatives outlined in the Strategic Business Plan. Performance ratings for our President are subjectively determined based on his contribution to our success, accomplishment of his role responsibilities, our shared values, strategic responsibilities tied to the Strategic Business Plan, and his overall job performance.

The goals and targeted achievement levels of the 2011 LTIP are the same as the Part I goals of the 2011 AIP. There are no Part II goals in the LTIP. The outcome of the LTIP goals in 2011 establishes a potential award to LTIP participants payable in 2014, subject to Compensation Committee approval. The amount of the award paid in 2014 will depend, however, on our quarterly average of EVCS in 2013. If the average quarterly EVCS for 2013 is less than $90 per share, our executives would not receive any LTIP award paid in 2014. If the average quarterly EVCS for 2013 is $90 per share, our executives would receive 90 percent of their total award. For every dollar that the average quarterly EVCS for 2013 exceeds $90 per share, one percentage point would be added to the multiplier of 90% up to a maximum multiplier of 110%. EVCS is one of our key risk metrics with thresholds established to ensure we protect the long-term value of the Bank. It is included in our ERMP and is reported in our periodic SEC filings. For EVCS results see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Economic Value of Capital Stock."

The 2011 long-term incentive award targets were increased in 2011 based upon a review of the survey data as compared to our Executives' total compensation. The increase in the LTIP targets for our Executives was also determined to comply with Finance Agency guidance for executive compensation.

2011 AIP AND LTIP PERFORMANCE RESULTS

On a regular basis during 2011, management provided an update to the Compensation Committee on the status of performance relative to Part I Bank-wide goals. The following table provides the 2011 AIP and LTIP Part I Bank-wide goals approved by the Board of Directors in April 2011 as well as our performance results for 2011:

2011 Bank-Wide Goals	Results as of December 31, 2011	Threshold	Target	Maximum
Business with Members (40% Total Weight)
Member Borrowing Penetration (10% Weight)	63.50%	64.00%	69.00%	74.00%
Member Product Usage Index (“Touch Points”) (10% Weight)	2.34	2.00	2.35	2.70
Advance+LOCs to Assets Ratio (10% Weight)	4.79%	4.00%	4.50%	5.00%
Member Satisfaction - Percentage of Members "Very Satisfied" and "Satisfied" (10% Weight)	94%	90%	93%	96%
Risk Management (40% Total Weight)
Preservation of Enterprise Value as measured by the quarterly average of Market Value of Capital Stock (MVCS) (20% Weight)	108.1(1)	100.0	105.0(2)	110 and ranking in upper half of Bank System
Quality of Risk Management as measured by the Board's qualitative assessment (20% Weight)[3]	18.20%	"Moderately Successful" (10%)	"Successful" (16%)	"Highly Successful" (20%)
Profitability (20% Total Weight)
Spread between Adjusted Return on Capital Stock and Average 3 month LIBOR	4.54%	3.75%	4.75%	5.75%

1	Despite achieving greater than the targeted value of 105, the Bank did not rank in the upper half of the Bank System for this value and, therefore, did not achieve a greater payout than "target."

2	Target achievement would be paid out unless the Bank ranked in the upper half of the Bank System for this measure.

3
Qualitative assessment covers the following areas: Credit Risk (30%), Market Risk (30%), Operational Risk (15%), Internal Controls - SOX 404 (15%), and Model Validation (10%). There will be no payout if the assessment is less than "Moderately Successful" (i.e., "Unsuccessful").

In January 2012, the Compensation Committee reviewed results of the annual performance evaluation of our President conducted by the Board of Directors. Based on this review, the Compensation Committee determined our President had exceeded expectations on the strategic imperatives and overall job performance goals established for Part II of the AIP. In conjunction with our achievement of Part I performance goals under the AIP, the Compensation Committee awarded our President the amounts identified in the following chart.

Additionally, our President reviewed the performance of each of our other four Executives with the Compensation Committee in January 2012. The President determined that each of the other Executives had met or exceeded expectations on their respective strategic imperatives and job performance goals established for Part II of the AIP. The Bank achieved less than threshold and less than target for two Part I performance goals and met or exceeded targets for all other Part I performance goals. The overall weighted achievement of the Part I performance goals was 97.8 percent of target. Because of the Bank's aggregate performance and based on achievements related to Part II goals, the Compensation Committee awarded each Executive the amounts identified in the following chart.

Named Executive	Part I Award	Part II Award	Total AIP Award	Percent of Base Salary
Richard S. Swanson	$128,353	$115,000	$243,353	38.9%
Steven T. Schuler	47,674	42,250	89,924	27.7
Edward J. McGreen	45,855	37,512	83,367	26.7
Dusan Stojanovic	40,340	34,375	74,715	27.2
Michael L. Wilson	60,143	53,300	113,443	27.7

The following table provides compensation information for the years ended December 31, 2011, 2010 and 2009 for our 2011 Executives.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Changes in Pension Value and Nonqualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Richard S. Swanson, President and Chief Executive Officer	2011	$620,833	$—	$487,835	$441,000	$64,351	$1,614,019
	2010	597,350	—	460,066	308,000	55,545	1,420,961
	2009	584,100	—	440,604	234,000	46,624	1,305,328
Steven T. Schuler, Chief Financial Officer	2011	321,667	—	201,163	205,000	24,695	752,525
	2010	303,183	—	204,445	128,000	22,095	657,723
	2009	294,100	—	168,067	102,000	14,763	578,930
Edward J. McGreen, Chief Capital Markets Officer	2011	311,333	—	190,362	194,000	18,680	714,375
	2010	303,183	—	204,445	128,000	22,095	657,723
	2009	294,100	—	168,067	102,000	14,763	578,930
Dusan Stojanovic, Chief Risk Officer	2011	270,833	—	168,840	100,000	20,733	560,406
	2010	248,333	—	165,078	48,000	12,588	473,999
	2009	220,667	—	100,547	26,000	35,587	382,801
Michael L. Wilson, Chief Business Officer[4]	2011	408,333	—	113,443	396,000	31,307	949,082
	2010	398,333	—	268,124	217,000	32,361	915,818
	2009	390,000	—	225,470	213,000	31,397	859,867

1	The components of this column for 2011 are provided in the “Components of 2011 Non-Equity Incentive Plan Compensation” table below.

2	Represents change in value of pension benefits only. All earnings on non-qualified deferred compensation are at the market rate.

3	The components of this column for 2011 are provided in the “Components of 2011 All Other Compensation” table below.

4	Mr. Wilson resigned as our Chief Business Officer, effective January 27, 2012 to become President and CEO of the Federal Home Loan Bank of Seattle.

COMPONENTS OF 2011 NON-EQUITY INCENTIVE PLAN COMPENSATION

Named Executive	Annual Incentive Plan	Long Term Incentive Plan[1]
Richard S. Swanson	$243,353	$244,482
Steven T. Schuler	89,924	111,239
Edward J. McGreen	83,367	106,995
Dusan Stojanovic	74,715	94,126
Michael L. Wilson	113,443	—

1
These awards were earned as of December 31, 2011, but are not payable until early 2014 and remain subject to modification and forfeiture under the terms of the LTIP. For more information see the narrative following the Grants of Plan-Based Awards table.

COMPONENTS OF 2011 ALL OTHER COMPENSATION

	Bank Contributions to Vested Defined Contribution Plans
Named Executive	401(k)/Thrift Plan	Non-qualified Deferred Compensation Plan (BEP)	Car Allowance	Financial Planning
Richard S. Swanson	$14,700	$37,151	$9,000	$3,500
Steven T. Schuler	14,143	10,553	—	—
Edward J. McGreen	12,567	6,113	—	—
Dusan Stojanovic	14,143	6,590	—	—
Michael L. Wilson	14,243	17,063	—	—

The following table provides estimated potential payouts under our AIP and LTIP of non-equity incentive plan awards:

2011 Grants of Plan-Based Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Named Executive	Plan	Threshold	Target	Maximum
Richard S. Swanson	AIP	$109,375	$218,750	$328,125
	LTIP	125,000	250,000	375,000
Steven T. Schuler	AIP	40,625	81,250	121,875
	LTIP	56,875	113,750	170,625
Edward J. McGreen	AIP	39,075	78,150	117,225
	LTIP	54,705	109,410	164,115
Dusan Stojanovic	AIP	34,375	68,750	103,125
	LTIP	48,125	96,250	144,375
Michael L. Wilson	AIP	51,250	102,500	153,750
	LTIP	71,750	143,500	215,250

In November 2011, we entered into new Employment Agreements with our President, CBO, CFO, CCMO and CRO. These Employment Agreements are retroactively effective March 1, 2011 and supersede all prior agreements relating to such Executive's employment. Our CRO did not previously have an Employment Agreement. Each Employment Agreement is available as an exhibit to the report on Form 8-K filed with the SEC on November 15, 2011.

The Employment Agreements provide with respect to each of our President, CBO, CFO, CCMO and CRO that we shall initially pay the respective Executive an annualized base salary of not less than the amount set forth in the respective agreement. In each case, base salary may only be adjusted upward from the 2011 base salary based on an annual review by the Compensation Committee and/or President and may not be adjusted downward unless such downward adjustment is part of a nondiscriminatory cost reduction plan applicable to our total compensation budget.

Additionally, the respective agreements provide that each Executive is entitled to participate in the AIP and the LTIP. Each agreement provides that the incentive targets for the AIP and LTIP are to be established by our Board of Directors and that the target for the AIP shall not be set lower than the designated percentage of base salary set forth in the Employment Agreement unless as a result of Board action affecting all Executives. The agreements further provide that each Executive is entitled to participate in all retirement benefit programs offered by the Bank.

Refer to the discussion of AIP and LTIP under “2011 AIP and LTIP Performance Results” in this Item 11 for additional information on the levels of awards under each plan. Actual non-equity incentive award amounts earned for the year ended December 31, 2011 are included in the non-equity incentive plan compensation column under the “Summary Compensation Table” in this Item 11.

The 2011 AIP and LTIP each provide that unless otherwise directed by the Compensation Committee, payments under Parts I and II shall be made in lump sum through regular payroll distribution, as soon as possible after payout approval but in no case more than 75 days after the end of the calendar year for which the performance period is ended. The payout of AIP awards are subject to the respective Executive achieving a performance level of “meets expectations” or higher evaluation subjectively determined by the Compensation Committee or President, as applicable, and the respective Executive not being subject to any disciplinary action or probationary status at the time of payout. Furthermore, if the respective Executive fails to comply with regulatory requirements or standards, internal control standards, the standards of his profession or any internal Bank standard, or fails to perform responsibilities assigned under our Strategic Business Plan, the Compensation Committee may determine the Executive is not eligible to receive all or any part of the AIP award payout depending on the severity of the failure, as determined by the Compensation Committee.

Under the LTIP, the Compensation Committee may determine an Executive is not eligible to receive all or any part of the LTIP if the respective Executive (i) has not achieved a performance level of “meets expectations” or higher evaluation of overall performance for any plan year during a performance period; (ii) has not achieved a “meets expectations” or higher evaluation of overall performance at the time of payout; (iii) is subject to any disciplinary action or probationary status at the time of payout; or (iv) fails to comply with regulatory requirements or standards, internal control standards, the standards of his profession or any internal standard, or fails to perform responsibilities assigned under our Strategic Business Plan.

In addition, under both the AIP and LTIP, the Compensation Committee may also consider a variety of other objective and subjective factors to determine the appropriate payouts such as: (i) operational errors or omissions that result in material revisions to the financial results, information submitted to the FHFA, or data used to determine incentive payouts; (ii) whether submission of information to the SEC, Office of Finance, or FHFA is untimely, and (iii) whether the organization fails to make sufficient and timely progress, as determined by the FHFA, in the remediation of examination, monitoring, and other supervisory findings and matters requiring attention.

If one of the above occurs, the Compensation Committee shall consider the facts and circumstances and may reduce incentive awards commensurate with the materiality of the exception relative to our financial and operational performance and financial reporting responsibilities.

Each respective Employment Agreement provides that we or an executive may terminate employment for any reason (other than Good Reason or Cause) on 60 days written notice to the other party. An Executive may be entitled to certain payments upon termination or change in control. See “Potential Payments Upon Termination or Change in Control" in this Item 11, and incorporated by reference herein, for more information.

Our CBO, Mike Wilson voluntarily terminated his employment for other than Good Reason, effective January 27, 2012. Because Mr. Wilson's termination took effect after the close of the fiscal year, he will be eligible for incentive awards for performance under the AIP for 2011 and the 2009 LTIP award that is payable in 2012. Mr. Wilson is not eligible for future awards under the LTIP. See "Termination for Cause, Death, Disability, Without Good Reason" in this Item 11.

Benefits and Retirement Philosophy

We consider benefits to be an important aspect of our ability to hire and retain qualified employees and therefore we design our programs to be competitive with other financial services businesses. The following is a summary of the retirement benefits our Executives receive.

QUALIFIED DEFINED BENEFIT PLAN

All employees who have met the eligibility requirements participate in our DB Plan, administered by Pentegra, which is a tax-qualified multi-employer defined-benefit plan. The plan requires no employee contributions. All of our Executives participate in the DB Plan.

The pension benefits payable under the DB Plan are determined under a pre-established formula that provides a retirement benefit payable at age 65 or normal retirement under the DB Plan. The benefit formula is 2.25 percent per each year of the benefit service multiplied by the highest three consecutive years' average compensation. Average compensation is defined as the total taxable compensation as reported on the IRS Form W-2. LTIP payments are excluded from the average compensation. In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan. Upon termination of employment prior to age 65, participants meeting the five-year vesting and age 55 early retirement eligibility criteria are entitled to an early retirement benefit. The regular form of retirement benefits provides a single life annuity, with a guaranteed 12-year payment, or additional payment options are also available. The benefits are not subject to offset for Social Security or any other retirement benefits received.

In November 2010, the Compensation Committee approved an amendment to our DB Plan. Under the amendment, new employees hired on or after January 1, 2011, including any executive, will no longer be eligible to participate in our DB Plan.

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

In March 2011 and effective January 2011, the Compensation Committee approved an amendment to the BEP DB Plan. The amendment states that executives hired after January 1, 2011 are no longer eligible to participate in the BEP DB Plan.

CURRENT ACCRUED RETIREMENT BENEFITS

The following table provides the present value of the current accrued benefits payable to our Executives upon retirement at age 65 from the DB Plan and the BEP DB Plan, and is calculated in accordance with the formula currently in effect for specified years-of-service and remuneration for participating in both plans. For pension plan purposes, prior membership in the Pentegra DB Plan is included in the Number of Years of Credited Service. Assets under the prior membership are transferred to the current plan. Prior service credit is not included in the Number of Years of Credited Service under the BEP DB plan. Prior service does allow for immediate enrollment in the plan. Our pension benefits do not include any reduction for a participant's Social Security benefits. The vesting period for the pension plans is five years, however our President negotiated an accelerated vesting schedule of the BEP DB Plan. See “Item 8. Financial Statements and Supplementary Data — Note 18 — Pension and Postretirement Benefits” for details regarding valuation method and assumptions.

2011 Pension Table
Named Executive	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit
Richard S. Swanson	Pentegra DB Plan	4.58	$343,000
	BEP DB Plan	4.58	891,000
Steven T. Schuler	Pentegra DB Plan	4.25	302,000
	BEP DB Plan	4.25	211,000
Edward J. McGreen	Pentegra DB Plan	6.08	227,000
	BEP DB Plan	6.08	195,000
Dusan Stojanovic	Pentegra DB Plan	2.75	135,000
	BEP DB Plan	2.75	39,000
Michael L. Wilson[1]	Pentegra DB Plan	16.92	856,000
	BEP DB Plan	5.33	375,000

1	Mr. Wilson has 5.33 years of credited service with the FHLBank of Des Moines and 11.59 years of prior service credit with the FHLBank of Boston under the Pentegra DB Plan.

QUALIFIED DEFINED CONTRIBUTION PLAN

All employees who have met the eligibility requirements may elect to participate in our DC Plan, a retirement savings plan qualified under the Internal Revenue Code. Until December 31, 2010 we matched employee contributions based on the length of service and the amount of employee contributions to the DC Plan.

In November 2010, the Compensation Committee approved an amendment to the DC Plan. The amendment authorizes employees (including Executives) hired prior to and after January 1, 2011, to receive a match on employee contributions at 100 percent up to six percent of eligible compensation. Employees are eligible for the match immediately and all matching contributions are immediately 100 percent vested.

In addition, the amendment includes that new employees hired on or after January 1, 2011, will receive an additional four percent Bank contribution of eligible compensation to the DC Plan at the end of each calendar year. Vesting in the additional four percent DC Plan contribution is 100 percent at three years of service.

NON-QUALIFIED DEFINED CONTRIBUTION PLAN

Our Executives are eligible to participate in the defined contribution component of the BEP (BEP DC Plan), a non-qualified defined contribution plan that is the same as the DC Plan. The BEP DC Plan ensures, among other things, that participants whose benefits under the DC Plan would otherwise be restricted by certain provisions of the Internal Revenue Code are able to make elective pretax deferrals and to receive a matching contribution relating to such deferrals. The investment returns credited to a participating Executive's account are at the market rate for the Executive selected investment. The selections may be altered at any time. Aggregate earnings are calculated by subtracting the 2010 year end balance from the 2011 year end balance less the Executive's and Bank's contributions.

In March 2011 and effective January 1, 2011, the Compensation Committee approved an amendment to the BEP DC Plan. The amendment states that effective January 1, 2011 the Bank immediately matches 100 percent of Executives' contributions up to 6 percent of salary for salary and incentive deferrals.

2011 Non-Qualified Deferred Compensation Table
Named Executive	Executive Contributions In Last FY1	Registrant Contributions In Last FY2	Aggregate Earnings In Last FY	Aggregate Withdrawals In Last FY	Aggregate Balance At Last FY
Richard S. Swanson	$78,247	$37,151	$(1,036)	$—	$194,828
Steven T. Schuler	49,352	10,553	(2,383)	—	225,251
Edward J. McGreen	24,765	6,113	(16,043)	(46,320)	489,941
Dusan Stojanovic	21,388	6,590	(2,204)	—	47,971
Michael L. Wilson	37,044	17,063	(3,744)	—	265,450

1	These amounts are included in the Salary column of the “Summary Compensation Table” in this Item 11.

2	These amounts are included in the All Other Compensation column of the “Summary Compensation Table” in this Item 11.

Potential Payments Upon Termination or Change in Control

The following paragraphs set out the material terms relating to termination of each of our President, CBO, CFO, CCMO and CRO and the compensation due to each upon termination under the current Employment Agreements. For purposes of the discussion below regarding potential payments upon termination or change in control, the following are the definitions of “Cause,” “Disability,” and “Good Reason.” These definitions are summaries and each respective Employment Agreement between us and each of our President, CBO, CFO, CCMO and CRO sets forth the relevant definition in full. See copies of these Employment Agreements filed with the SEC as exhibits to our current report on Form 8-K filed on November 15, 2011 for complete definitions. “Cause” generally means a felony conviction, a willful act committed in bad faith that materially impairs our business or goodwill, a willful act committed in bad faith that constitutes a continued failure to perform duties, or a willful violation of our Code of Ethics. “Disability” means the Executive is receiving benefits under a disability plan sponsored by the Bank for a period of not less than three months by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than twelve months and which has rendered the Executive incapable of performing his duties. “Good Reason” generally means an assignment of duties to an Executive that are inconsistent with his position, a material diminution in his duties or responsibilities, a reduction in his base salary, or annual and long-term bonus compensation, a material change in our geographic location, or a material breach of the Employment Agreement.

TERMINATION FOR CAUSE, DEATH, DISABILITY, WITHOUT GOOD REASON

If an Executive's employment is terminated by us for Cause, the Executive's death or Disability, or by the Executive without Good Reason, the Employment Agreements entitle the Executive to the following:

i.	Base Salary through the date of termination.

ii.	Accrued but unpaid AIP for the year prior to the year of termination.

iii.	Accrued but unpaid LTIP in an amount equal to that which the Executive would have received in the year of termination.

iv.	Accrued and earned vacation through the date of termination.

v.	All other vested benefits under the terms of our employee benefit plans, subject to the terms of such plans.

Assuming one or more of the above events for the receipt of termination payments occurred as of December 31, 2011, the total amounts payable to our Executives are outlined in the table below:

Named Executive	Severance Pay[1]	AIP	LTIP	Accrued/Unpaid Vacation[2]	Total
Richard S. Swanson	$—	$243,353	$185,256	$58,894	$487,503
Steven T. Schuler	—	89,924	68,740	45,000	203,664
Edward J. McGreen	—	83,367	122,220	16,532	222,119
Dusan Stojanovic	—	74,715	21,036	12,428	108,179
Michael L. Wilson[3]	—	113,443	92,195	23,063	228,701

1
Termination under these circumstances would not result in severance payments from the Bank but would result in salary earned through December 31, 2011, as reflected under the salary column of the "Summary Compensation Table" in this Item. 11.

2	This amount is paid in a lump sum upon termination.

3
Mr. Wilson voluntarily terminated his employment without Good Reason effective January 27, 2012. As such, he was entitled to payout of amounts for 2011 as described under the header in this Item titled "Termination for Cause, Death, Disability, Without Good Reason."

TERMINATION WITHOUT CAUSE, GOOD REASON, MERGER/CHANGE IN CONTROL

If, however, the Executive's employment is terminated by us without Cause, by the Executive for Good Reason, or as a result of a merger or change in control, in addition to the above the Executive is entitled to severance payments equal to a certain number times the Executive's base salary as described for each Executive as follows:

i.	Two times the annual base salary for the President and one times the annual base salary for the CBO, CFO, CCMO and CRO.

ii.	One times the Executive's target AIP award in effect for the calendar year in which the date of termination occurs.

iii.	The AIP and LTIP award for the calendar year in which the date of termination occurs and prorated for the portion of the calendar year in which the Executive was employed.

iv.
The unpaid LTIP award for which the performance period has not ended as of the date of termination and calculated in accordance with the terms of the LTIP as if termination was due to death, disability or retirement.

v.
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

Assuming one or more of the above events for the receipt of termination payments occurred as of December 31, 2011, the total amounts payable to our Executives are outlined in the table below:

Named Executive	Severance Pay	AIP	LTIP	Accrued/Unpaid Vacation[1]	Total
Richard S. Swanson	$1,250,000	$462,103	$393,861	$58,894	$2,164,858
Steven T. Schuler	325,000	171,174	170,435	45,000	711,609
Edward J. McGreen	312,600	161,517	222,500	16,532	713,149
Dusan Stojanovic	275,000	143,465	105,374	12,428	536,267
Michael L. Wilson [2]	410,000	215,943	176,936	23,063	825,942

1	This amount is paid in a lump sum upon termination.

2	While eligible to receive termination payments at December 31, 2011, Mr. Wilson voluntarily resigned, effective January 27, 2012.

Director Compensation

During 2011, the Board of Directors held seven in-person board meetings and 38 in-person committee meetings. In addition, there were six telephonic Board of Director meetings and 16 telephonic committee meetings held throughout the year. Pursuant to our 2011 Director Fee Policy, Directors shall receive one quarter of the total compensation fee following the end of each calendar quarter. If it is determined at the end of the calendar year that a Director has attended less than 75 percent of the meetings the Director was required to attend during the year, the Director will not receive one quarter of the annual compensation he would have received. Furthermore, the Board of Directors reserves the right to make appropriate adjustments in the payments to any Director who regularly fails to attend Board of Director meetings or meetings of Committees on which the Director serves, or who consistently demonstrates a lack of participation in or preparation for such meetings.

The total expenses paid on behalf of the Board of Directors for travel and other reimbursed expenses for 2011 was $174,000 and annual compensation paid to the Board of Directors, by position, for 2011 was as follows:

Board of Director Position	2011
Chair	$75,000
Vice Chair	65,000
Audit Committee Chair	60,000
Committee Chairs	55,000
Other Directors	50,000

Under the BEP DC Plan the Directors may defer and contribute a portion of their director's fees to the plan and self-direct investment elections into one or more investment funds. The investment returns credited to a participating Director's account are at the market rate for the selected investment. We do not contribute to the plan on behalf of the Directors. During 2011, one of the Directors opted to participate in the BEP DC Plan. Effective January 1, 2012, Directors may no longer defer and/or contribute a portion of their director's fees to the BEP DC Plan.

In November 2011, the Compensation Committee approved the Director Fee Policy for 2012. Under the policy, the 2012 Director compensation fees remain the same as 2011. The annual aggregate fees by position are as follows:

Board of Director Position	2012
Chair	$75,000
Vice Chair	65,000
Audit Committee Chair	60,000
Committee Chairs	55,000
Other Directors	50,000

The following table sets forth each Director's compensation for the year ended December 31, 2011:

Director Name	Fees Earned Or Paid In Cash
Michael J. Guttau, Chair	$75,000
Eric Hardmeyer, Vice Chair	65,000
Johnny A. Danos	55,000
Gerald D. Eid	50,000
Michael J. Finley	50,000
Van D. Fishback	50,000
David R. Frauenshuh	50,000
Chris D. Grimm	50,000
Labh S. Hira	55,000
John F. Kennedy Sr.	60,000
Clair J. Lensing	50,000
Dennis A. Lind	55,000
Paula R. Meyer	55,000
Dale E. Oberkfell	55,000
John H. Robinson	50,000
Joseph C. Stewart III	50,000

Compensation Committee Report

The Compensation Committee of the Board of Directors furnished the following report for inclusion in this annual report on Form 10-K:

The Compensation Committee reviewed and discussed the 2011 Compensation Discussion and Analysis set forth above with our management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K. The Compensation Committee includes the following individuals:

Human Resources and Compensation Committee
John H. Robinson, Chair
Ellen Z. Lamale, Vice Chair
Gerald D. Eid
Van D. Fishback
Michael K. Guttau
Labh S. Hira, Ph.D.
Clair J. Lensing
Joseph C. Stewart III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents members (or combination of members within the same holding company) holding five percent or more of our outstanding capital stock at February 29, 2012 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Transamerica Life Insurance Company	4333 Edgewood Rd NE	Cedar Rapids	IA	1,602	7.7%
TCF National Bank	2508 S Louise Ave	Sioux Falls	SD	1,302	6.3
Aviva Life and Annuity Company	7700 Mills Civic Parkway	West Des Moines	IA	1,212	5.9
Superior Guaranty Insurance Company[1]	90 S 7th St.	Minneapolis	MN	1,153	5.6
Monumental Life Insurance Company[2]	4333 Edgewood Rd NE	Cedar Rapids	IA	278	1.3
Wells Fargo Bank, N.A.	101 N Phillips Ave	Sioux Falls	SD	211	1.0
				5,758	27.8
All others				14,949	72.2
Total capital stock				20,707	100.0%

1	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.
2	Monumental Life Insurance Company is an affiliate of Transamerica Life Insurance Company.

Additionally, due to the fact that a majority of our Board of Directors is nominated and elected from our membership, these member directors are officers or directors of member institutions that own our capital stock. The following table presents total outstanding capital stock owned by those members who had an officer or director serving on our Board of Directors at February 29, 2012 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Bank of North Dakota	1200 Memorial Hwy	Bismarck	ND	252	1.22%
Midwest BankCentre	2191 Lemay Ferry Road	Saint Louis	MO	39	0.19
First Bank & Trust	520 6th St.	Brookings	SD	30	0.15
Treynor State Bank	15 E Main St.	Treynor	IA	18	0.09
First Bank & Trust, N.A.	101 2nd St. NW	Pipestone	MN	10	0.05
First Bank & Trust	110 N Minnesota Ave	Sioux Falls	SD	8	0.04
Iowa State Bank	409 Hwy 615	Wapello	IA	7	0.03
Fidelity Bank	7600 Parklawn Ave	Edina	MN	6	0.03
Security State Bank	933 16th St. SW	Waverly	IA	5	0.02
First Bank & Trust of Milbank	215 W 4th Ave	Milbank	SD	3	0.01
Janesville State Bank	210 N Main St.	Janesville	MN	2	0.01
Maynard Savings Bank	310 Main St. W	Maynard	IA	2	0.01
Bank Star of the LeadBelt	365 W Main St.	Park Hills	MO	1	0.01
Citizens Savings Bank	133 E Main St.	Hawkeye	IA	1	0.01
Bank Star	1999 W Osage	Pacific	MO	1	*
Bank Star of the BootHeel	100 S Walnut St.	Steele	MO	1	*
Bank Star One	118 W 5th St.	Fulton	MO	1	*
First Bank of White	301 W Main St.	White	SD	1	*
				388	1.87
All others				20,319	98.13
Total capital stock				20,707	100.00%

*	Amount is less than 0.01 percent.

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
Finance Agency Regulations
The Finance Agency director independence standards prohibit individuals from serving as members of our Audit Committee if they have one or more “disqualifying relationships” with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by our Board are (i) employment with us at any time during the last five years; (ii) acceptance of compensation from us other than for service as a director; (iii) being a consultant, advisor, promoter, underwriter, or legal counsel for us at any time within the last five years; and (iv) being an immediate family member of an individual who is or who has been, within the past five years, one of our executive officers. The Board assesses the independence of all directors under the Finance Agency's independence standards, regardless of whether they serve on our Audit Committee. As of February 29, 2012, all of our directors, including all members of our Audit Committee, were independent under these criteria.
Exchange Act
Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a reporting company. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of February 29, 2012, all of our directors, including all members of our Audit Committee, were independent under these criteria.
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
With regard to our Independent Directors, the Board affirmatively determined, at February 29, 2012, Johnny Danos, Gerald Eid, Ellen Lamale, Labh Hira, John Kennedy, Paula Meyer, and John Robinson are each independent in accordance with NYSE standards. In concluding our seven Independent Directors are independent under the NYSE rules, the Board first determined all Independent Directors met the objective NYSE independence standards. In further determining none of its Independent Directors had a material relationship with us, the Board noted the Independent Directors are specifically prohibited from being an officer of the Bank or an officer or director of a member.

Our Board has a standing Audit Committee. All Audit Committee members are independent under the Finance Agency's independence standards and the independence standards under Section 10A(m) of the Exchange Act in accordance with the Housing Act. For the reasons described above, our Board determined none of the current Member Directors serving on the Audit Committee are independent using the NYSE independence standards. The Member Directors serving on the Audit Committee are Michael Finley, Terri Keegan, Clair Lensing, and Dale Oberkfell. Our Board determined, however, the Independent Directors serving on the Audit Committee are independent under the NYSE independence standards. The Independent Directors serving on the Audit Committee are Johnny Danos, John Kennedy, Labh Hira, and John Robinson.
Compensation Committee
The Board has a standing Compensation Committee. Our Board determined all members of the Compensation Committee are independent under the Finance Agency's independence standards. For the reasons described above, our Board determined none of the current Member Directors serving on the Compensation Committee are independent using the NYSE independence standards. The Member Directors serving on the Compensation Committee are Van Fishback, Michael Guttau, Clair Lensing, and Joseph Stewart. Our Board determined the Independent Directors serving on the Compensation Committee are independent under the NYSE independence standards. The Independent Directors serving on the Compensation Committee are Gerald Eid, Ellen Lamale, Labh Hira, and John Robinson.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee pre-approves all audit and permitted non-audit services performed by our Independent Registered Public Accounting Firm (PwC). However, non-audit services approved by the Board of Directors for fees payable by us of $5,000 or less may be pre-approved by the Audit Committee Chair. We did not have any non-audit services provided by PwC in 2011 and 2010.
The following table sets forth the aggregate fees billed by PwC during 2011 and 2010 (dollars in millions):

	2011	2010
Audit fees[1]	$0.6	$0.7
Audit-related fees[2]	0.1	0.1
Total	$0.7	$0.8

1
Represents fees incurred in connection with the annual audit of our financial statements and internal control over financial reporting and quarterly review of our financial statements. In addition to these fees, we paid assessments to the Office of Finance of $40,000 and $53,000 for audit fees on the Combined Financial Report for the years ended December 31, 2011 and 2010.

2	Represents fees related to other audit and attest services and technical accounting consultations.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The financial statements are set forth beginning at page S-1 of this annual report on Form 10-K.
(b) Exhibits

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective February 26, 2009[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, approved by the Federal Housing Finance Agency on August 5, 2011 and effective September 5, 2011
10.1	Employment Agreement with Richard S. Swanson, effective March 1, 2011[3]
10.2	Employment Agreement with Michael L. Wilson, effective March 1, 2011[3]
10.3	Employment Agreement with Steven T. Schuler, effective March 1, 2011[3]
10.4	Employment Agreement with Edward J. McGreen, effective March 1, 2011[3]
10.5	Employment Agreement with Dusan Stojanovic, effective March 1, 2011[3]
10.6	Lease Agreement for 801 Walnut Street between the Federal Home Loan Bank of Des Moines and Wells Fargo Financial, Inc., as amended, dated April 27, 2004[4]
10.7	Joint Capital Enhancement Agreement, as amended, effective August 5, 2011[5]
10.8	Federal Home Loan Bank of Des Moines Third Amended and Restated Benefit Equalization Plan, effective January 1, 2011[6]
10.9	Federal Home Loan Bank of Des Moines Pentegra Defined Benefit Plan for Financial Institutions, effective January 1, 2011[6]
10.10	Federal Home Loan Bank of Des Moines Pentegra Defined Contribution Plan for Financial Institutions, effective January 1, 2011[6]
10.11	Federal Home Loan Bank of Des Moines 2011 Annual Incentive Plan Document, effective January 1, 2011[7]
10.12	Federal Home Loan Bank of Des Moines 2011 Long-Term Incentive Plan Document, effective January 1, 2011[7]
10.13	2012 Director Fee Policy effective January 1, 2012
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Federal Home Loan Bank of Des Moines Audit Committee Report
101
The following financial information from the Bank's 2011 Form 10-K, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condition at December 31, 2011 and 2010, (ii) Statements of Income for the Years Ended December 31, 2011, 2010, and 2009, (iii) Statements of Capital for the Years Ended December 31, 2011, 2010, and 2009, (iv) Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009, and (v) Notes to the Financial Statements[8]

1	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the SEC on May 12, 2006.
2	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the SEC on March 2, 2009.
3	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the SEC on November 15, 2011.
4	Incorporated by reference to exhibits 10.3 and 10.3.1 to our Form 10-K filed with the SEC on March 30, 2007.
5	Incorporated by reference to exhibit 99.1 of our Form 8-K filed with the SEC on August 5, 2011.
6	Incorporated by reference to the exhibits to our Form 10-K filed with the SEC on March 18, 2011.
7	Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on October 12, 2011.
8
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)
March 14, 2012	By:	/s/ Richard S. Swanson
Richard S. Swanson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 14, 2012

Signature	Title

Principal Executive Officer:

/s/ Richard S. Swanson	President & Chief Executive Officer
Richard S. Swanson

Principal Financial Officer and Principal Accounting Officer:

/s/ Steven T. Schuler	Executive Vice President & Chief Financial Officer
Steven T. Schuler

Directors:

/s/ Michael K. Guttau	Chairman of the Board of Directors
Michael K. Guttau

/s/ Eric A. Hardmeyer	Vice Chairman of the Board of Directors
Eric A. Hardmeyer

/s/ Johnny A. Danos	Director
Johnny A. Danos

/s/ Gerald D. Eid	Director
Gerald D. Eid

/s/ Michael J. Finley	Director
Michael J. Finley

Signature	Title

/s/ Van D. Fishback	Director
Van D. Fishback

/s/ Chris D. Grimm	Director
Chris D. Grimm

/s/ Labh S. Hira	Director
Labh S. Hira

/s/ Teresa J. Keegan	Director
Teresa J. Keegan

/s/ John F. Kennedy, Sr.	Director
John F. Kennedy, Sr.

/s/ Ellen Z. Lamale	Director
Ellen Z. Lamale

/s/ Clair J. Lensing	Director
Clair J. Lensing

/s/ Paula R. Meyer	Director
Paula R. Meyer

/s/ Dale E. Oberkfell	Director
Dale E. Oberkfell

/s/ John H. Robinson	Director
John H. Robinson

/s/ Joseph C. Stewart III	Director
Joseph C. Stewart III

AUDITED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Des Moines:

In our opinion, the accompanying statements of condition and the related statements of income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Des Moines (the "Bank") at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 14, 2012

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in thousands, except capital stock par value)

	December 31,
	2011	2010
ASSETS
Cash and due from banks (Note 3)	$240,156	$105,741
Interest-bearing deposits	6,337	8,919
Securities purchased under agreements to resell (Note 4)	600,000	1,550,000
Federal funds sold	2,115,000	2,025,000
Investment securities
Trading securities (Note 5)	1,365,121	1,472,542
Available-for-sale securities (Note 6)	5,355,564	6,356,903
Held-to-maturity securities (fair value of $5,380,021 and $7,395,340) (Note 7)	5,195,200	7,226,116
Total investment securities	11,915,885	15,055,561
Advances (Note 9)	26,591,023	29,252,529
Mortgage loans held for portfolio (Note 10)	7,156,933	7,434,446
Allowance for credit losses on mortgage loans (Note 11)	(18,963)	(13,000)
Total mortgage loans held for portfolio, net	7,137,970	7,421,446
Accrued interest receivable	73,009	79,314
Premises, software, and equipment, net	12,391	9,196
Derivative assets (Note 12)	1,452	11,927
Other assets	40,090	49,251
TOTAL ASSETS	$48,733,313	$55,568,884
LIABILITIES
Deposits (Note 13)
Interest-bearing	$643,428	$1,069,986
Non-interest-bearing	106,667	110,667
Total deposits	750,095	1,180,653
Consolidated obligations (Note 14)
Discount notes (includes $3,474,596 and $0 at fair value under the fair value option)	6,809,766	7,208,276
Bonds (includes $2,694,687 and $2,816,850 at fair value under the fair value option)	38,012,320	43,790,568
Total consolidated obligations	44,822,086	50,998,844
Mandatorily redeemable capital stock (Note 17)	6,169	6,835
Accrued interest payable	155,241	187,091
Affordable Housing Program (AHP) Payable (Note 15)	38,849	44,508
Payable to REFCORP (Note 16)	—	12,467
Derivative liabilities (Note 12)	116,806	278,447
Other liabilities	31,653	30,467
TOTAL LIABILITIES	45,920,899	52,739,312
Commitments and contingencies (Note 20)
CAPITAL (Note 17)
Capital stock - Class B putable ($100 par value) - 21,089 and 21,830 shares issued and outstanding	2,108,878	2,183,028
Retained earnings
Unrestricted	562,442	556,013
Restricted	6,533	—
Total retained earnings	568,975	556,013
Accumulated other comprehensive income
Net unrealized gains on available-for-sale securities (Note 6)	137,240	92,222
Pension and postretirement benefits (Note 18)	(2,679)	(1,691)
Total accumulated other comprehensive income	134,561	90,531
TOTAL CAPITAL	2,812,414	2,829,572
TOTAL LIABILITIES AND CAPITAL	$48,733,313	$55,568,884

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2011	2010	2009
INTEREST INCOME
Advances	$260,355	$387,838	$657,913
Prepayment fees on advances, net	10,693	173,986	10,270
Interest-bearing deposits	414	363	422
Securities purchased under agreements to resell	1,263	2,403	1,855
Federal funds sold	2,460	4,818	17,369
Investment securities
Trading securities	24,870	39,795	66,350
Available-for-sale securities	96,155	97,235	61,943
Held-to-maturity securities	181,285	223,576	173,954
Mortgage loans	325,019	357,326	443,581
Loans to other FHLBanks	1	—	—
Total interest income	902,515	1,287,340	1,433,657
INTEREST EXPENSE
Consolidated obligations
Discount notes	6,071	10,415	132,171
Bonds	660,138	860,691	1,101,358
Deposits	492	1,179	2,389
Borrowings from other FHLBanks	1	3	21
Mandatorily redeemable capital stock	211	164	283
Total interest expense	666,913	872,452	1,236,222
NET INTEREST INCOME	235,602	414,888	197,435
Provision for credit losses on mortgage loans	9,155	12,118	1,475
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	226,447	402,770	195,960
OTHER (LOSS) INCOME
Service fees	1,148	1,575	2,081
Net gain on trading securities	38,699	37,420	19,040
Net loss on sale of available-for-sale securities	—	—	(10,912)
Net gain on sale of held-to-maturity securities	7,246	—	—
Net (loss) gain on consolidated obligations held at fair value	(6,480)	5,657	(4,394)
Net gain on mortgage loans held for sale	—	—	1,342
Net (loss) gain on derivatives and hedging activities	(110,831)	(52,589)	133,779
Net loss on extinguishment of debt	(4,602)	(163,681)	(89,859)
Other, net	2,912	10,075	4,708
Total other (loss) income	(71,908)	(161,543)	55,785
OTHER EXPENSE
Compensation and benefits	31,392	38,069	31,857
Other operating expenses	17,689	16,902	16,586
Federal Housing Finance Agency	4,969	2,999	2,414
Office of Finance	2,876	2,180	2,203
Total other expense	56,926	60,150	53,060
INCOME BEFORE ASSESSMENTS	97,613	181,077	198,685
AHP	8,670	14,798	16,248
REFCORP	11,129	33,256	36,488
Total assessments	19,799	48,054	52,736
NET INCOME	$77,814	$133,023	$145,949
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars in thousands)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other
	Shares	Par Value	Unrestricted	Restricted	Total	Comprehensive (Loss) Income	Total Capital
BALANCE DECEMBER 31, 2008	27,809	$2,780,927	$381,973	$—	$381,973	$(145,533)	$3,017,367
Proceeds from issuance of capital stock	2,687	268,708	—	—	—	—	268,708
Repurchase/redemption of capital stock	(5,700)	(570,046)	—	—	—	—	(570,046)
Net shares reclassified to mandatorily redeemable capital stock	(192)	(19,170)	—	—	—	—	(19,170)
Comprehensive income
Net income	—	—	145,949	—	145,949	—	145,949
Other comprehensive income
Net unrealized gains on available-for-sale securities	—	—	—	—	—	176,698	176,698
Reclassification adjustment for gains included in net income relating to the sale of available-for-sale securities	—	—	—	—	—	(64,960)	(64,960)
Pension and postretirement benefits	—	—	—	—	—	(140)	(140)
Total comprehensive income							257,547
Cash dividends on capital stock	—	—	(43,851)	—	(43,851)	—	(43,851)
BALANCE DECEMBER 31, 2009	24,604	2,460,419	484,071	—	484,071	(33,935)	2,910,555
Proceeds from issuance of capital stock	4,811	481,130	—	—	—	—	481,130
Repurchase/redemption of capital stock	(7,371)	(737,127)	—	—	—	—	(737,127)
Net shares reclassified to mandatorily redeemable capital stock	(214)	(21,394)	—	—	—	—	(21,394)
Comprehensive income
Net income	—	—	133,023	—	133,023	—	133,023
Other comprehensive income
Net unrealized gains on available-for-sale securities	—	—	—	—	—	124,755	124,755
Pension and postretirement benefits	—	—	—	—	—	(289)	(289)
Total comprehensive income							257,489
Cash dividends on capital stock	—	—	(61,081)	—	(61,081)	—	(61,081)
BALANCE DECEMBER 31, 2010	21,830	2,183,028	556,013	—	556,013	90,531	2,829,572
Proceeds from issuance of capital stock	4,156	415,606	—	—	—	—	415,606
Repurchase/redemption of capital stock	(4,830)	(483,074)	—	—	—	—	(483,074)
Net shares reclassified to mandatorily redeemable capital stock	(67)	(6,682)	—	—	—	—	(6,682)
Comprehensive income
Net income	—	—	71,281	6,533	77,814	—	77,814
Other comprehensive income
Net unrealized gains on available-for-sale securities	—	—	—	—	—	45,018	45,018
Pension and postretirement benefits	—	—	—	—	—	(988)	(988)
Total comprehensive income							121,844
Cash dividends on capital stock	—	—	(64,852)	—	(64,852)	—	(64,852)
BALANCE DECEMBER 31, 2011	21,089	$2,108,878	$562,442	$6,533	$568,975	$134,561	$2,812,414

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$77,814	$133,023	$145,949
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	6,030	68,018	(51,919)
Net gain on trading securities	(38,699)	(37,420)	(19,040)
Net loss on sale of available-for-sale securities	—	—	10,912
Net gain on sale of held-to-maturity securities	(7,246)	—	—
Net loss (gain) on consolidated obligations held at fair value	6,480	(5,657)	4,394
Net gain on mortgage loans held for sale	—	—	(1,342)
Net change in derivatives and hedging activities	251,813	(86,040)	(134,668)
Net loss on extinguishment of debt	4,602	163,681	89,859
Other adjustments	1,322	8,188	1,482
Net change in
Accrued interest receivable	6,283	2,377	10,930
Other assets	(5,158)	(1,640)	1,360
Accrued interest payable	(34,095)	(56,957)	(73,104)
Other liabilities	(17,928)	9,636	9,056
Total adjustments	173,404	64,186	(152,080)
Net cash provided by (used in) operating activities	251,218	197,209	(6,131)
INVESTING ACTIVITIES
Net change in
Interest-bearing deposits	(560,218)	(54,749)	201,481
Securities purchased under agreements to resell	950,000	(1,550,000)	—
Federal funds sold	(90,000)	1,108,000	292,000
Premises, software, and equipment	(5,315)	(2,668)	(2,078)
Trading securities
Proceeds from sales and maturities of long-term	210,973	2,999,400	2,170,339
Purchases of long-term	(64,853)	—	(4,434,336)
Available-for-sale securities
Net increase in short-term	(152)	—	—
Proceeds from sales and maturities of long-term	1,226,700	1,953,332	3,568,739
Purchases of long-term	(143,234)	(446,390)	(7,367,055)
Held-to-maturity securities
Net (increase) decrease in short-term	(5,000)	(335,000)	384,935
Proceeds from sales and maturities of long-term	2,055,353	2,491,468	1,352,466
Purchases of long-term	(11,500)	(3,904,199)	(1,249,912)
Advances
Principal collected	40,835,627	46,271,517	43,592,197
Originated	(37,996,024)	(39,741,529)	(37,961,679)
Mortgage loans held for portfolio
Principal collected	1,634,583	1,768,830	2,265,782
Originated or purchased	(1,397,347)	(1,519,366)	(1,578,444)
Mortgage loans held for sale
Principal collected	—	—	128,045
Proceeds from sales	—	—	2,123,595
Proceeds from sales of foreclosed assets	35,414	23,771	16,004
Net cash provided by investing activities	6,675,007	9,062,417	3,502,079

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in thousands)

	For the Years Ended December 31,
	2011	2010	2009
FINANCING ACTIVITIES
Net change in deposits	(439,059)	(38,787)	(268,529)
Net (payments) proceeds on derivative contracts with financing elements	(9,883)	18,365	(11,050)
Net proceeds from issuance of consolidated obligations
Discount notes	325,051,279	338,200,273	719,301,475
Bonds	35,592,738	43,833,982	32,407,277
Payments for maturing, transferring, and retiring consolidated obligations
Discount notes	(325,451,943)	(340,404,656)	(729,868,518)
Bonds	(41,395,274)	(50,721,920)	(24,435,210)
Proceeds from issuance of capital stock	415,606	481,130	268,708
Payments for repurchase/redemption of mandatorily redeemable capital stock	(7,348)	(22,905)	(21,731)
Payments for repurchase/redemption of capital stock	(483,074)	(737,127)	(570,046)
Cash dividends paid	(64,852)	(61,081)	(43,851)
Net cash used in financing activities	(6,791,810)	(9,452,726)	(3,241,475)
Net increase (decrease) in cash and due from banks	134,415	(193,100)	254,473
Cash and due from banks at beginning of the period	105,741	298,841	44,368
Cash and due from banks at end of the period	$240,156	$105,741	$298,841

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,431,911	$1,762,103	$2,061,862
AHP payments	$14,329	$10,769	$15,586
REFCORP assessments	$23,596	$30,913	$26,511
Transfers of mortgage loans to real estate owned	$32,088	$28,486	$19,172
Transfers of mortgage loans held for portfolio to mortgage loans held for sale	$—	$—	$2,413,843
Transfers of mortgage loans held for sale to mortgage loans held for portfolio	$—	$—	$162,800

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES

NOTES TO THE FINANCIAL STATEMENTS

Background Information

The Federal Home Loan Bank of Des Moines (the Bank) is a federally chartered corporation organized on October 31, 1932, that is exempt from all federal, state, and local taxation (except real property taxes) and is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act). With the passage of the Housing and Economic Recovery Act of 2008 (Housing Act), the Federal Housing Finance Agency (Finance Agency) was established and became the new independent federal regulator of Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, Enterprises), as well as the FHLBanks and FHLBank's Office of Finance, effective July 30, 2008. The Finance Agency's mission is to provide effective supervision, regulation, and housing mission oversight of the Enterprises and FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. The Finance Agency establishes policies and regulations governing the operations of the Enterprises and FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.

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

The Bank is a cooperative. This means the Bank is owned by its customers, whom the Bank calls members. As a condition of membership in the Bank, all members must purchase and maintain membership capital stock based on a percentage of their total assets as of the preceding December 31st subject to a cap of $10.0 million and a floor of $10,000. Each member is also required to purchase and maintain activity-based capital stock to support certain business activities with the Bank.

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

Note 1 — Summary of Significant Accounting Policies
BASIS OF PRESENTATION
The Bank prepares its financial statements in accordance with accounting principles generally accepted in the U.S. (GAAP).
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Actual results could significantly differ from these estimates.
Reclassifications
Certain amounts in the Bank's 2010 financial statements and footnotes have been reclassified to conform to the presentation for the year ended December 31, 2011.
SIGNIFICANT ACCOUNTING POLICIES
Fair Value. The fair value amounts recorded in the Bank's Statements of Condition and presented in the footnote disclosures have been determined by the Bank using available market information and management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2011 and 2010. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. See “Note 19 — Fair Value” for more information.

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
Trading. Securities classified as trading are generally held for liquidity purposes and carried at fair value. The Bank records changes in the fair value of these securities through other (loss) income as “Net gain on trading securities.” Finance Agency regulation prohibits trading in or the speculative use of these instruments.
Available-for-Sale. Securities that are not classified as trading or HTM are classified as AFS and carried at fair value. The Bank records changes in the fair value of these securities through accumulated other comprehensive income as “Net unrealized gains on available-for-sale securities.” For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in fair value related to the risk being hedged together with the related change in fair value of the derivative through other (loss) income as “Net (loss) gain on derivatives and hedging activities.” The Bank records the remainder of the change in fair value through accumulated other comprehensive income as “Net unrealized gains on available-for-sale securities.”
Held-to-Maturity. Securities that the Bank has both the ability and intent to hold to maturity are classified as HTM and carried at amortized cost, adjusted for periodic principal repayments, amortization of premiums, and accretion of discounts.
Certain changes in circumstances may cause the Bank to change its intent to hold a security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer's creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, non-recurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a HTM security without necessarily calling into question its intent to hold other debt securities to maturity. In addition, the sale of a debt security that meets either of the following two conditions would not be considered inconsistent with the original classification of that security: (i) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security's fair value or (ii) the sale of a security occurs after the Bank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.
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

Recognition of OTTI. If either of the first two conditions previously noted is met, the Bank recognizes an OTTI charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the reporting date. If neither of the first two conditions previously noted is met, the Bank performs an analysis to determine if it will recover the entire amortized cost basis of the debt security which includes a cash flow test for private-label mortgage-backed securities (MBS). The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss is recognized in earnings, while the amount related to all other factors is recognized in accumulated other comprehensive income. The total OTTI is presented in the Statements of Income with an offset for the amount of the non-credit portion of OTTI that is recognized in accumulated other comprehensive income, if applicable. See "Note 8 — Other-Than-Temporary Impairment" for additional information.
Variable Interest Entities
The Bank has determined its investments in private-label MBS to be variable interest entities (VIEs). These securities are classified as HTM in the Bank's Statements of Condition. The Bank has no liabilities related to these VIEs and the maximum loss exposure for these VIEs is limited to the carrying value of the securities.

If the Bank determines it is the primary beneficiary of a VIE, it would be required to consolidate that VIE. On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any of its VIEs. To perform this evaluation, the Bank considers whether it possesses both of the following characteristics: (i) the power to direct the VIEs activities that most significantly affect the VIEs economic performance and (ii) the obligation to absorb the VIEs losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Based on an evaluation of the above characteristics, the Bank has determined that consolidation is not required for its VIEs as of December 31, 2011 and 2010. The Bank has not provided financial or other support (explicitly or implicitly) to its VIEs and does not intend to provide such support in the future.
Advances
The Bank reports advances (loans to members or eligible housing associates) at amortized cost, net of premiums, discounts, and fair value hedging adjustments. The Bank amortizes/accretes premiums, discounts, and fair value hedging adjustments on advances to interest income using the level-yield method over the contractual life of the advances. The Bank records interest on advances to interest income as earned.

Advance Modifications. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. The Bank compares the present value of cash flows on the new advance to the present value of cash flows remaining on the existing advance. If there is at least a ten percent difference in the cash flows or if the Bank concludes the differences between the advances are more than minor based on a qualitative assessment of the modifications made to the original contractual terms of the advance, the advance is accounted for as a new advance. In all other instances, the new advance is accounted for as a modification.

Prepayment Fees. The Bank charges a prepayment fee when a borrower prepays an advance before the original maturity. Prepayment fees are net of fair value hedging adjustments and deferrals on advance modifications and are recorded as a component of "Prepayment fees on advances, net” in the Statements of Income. If a new advance does not qualify as a modification of an existing advance, it is treated as an advance termination and any prepayment fee, net of fair value hedging adjustments, is recorded as “Prepayment fees on advances, net” in the Statements of Income. If a new advance qualifies as a modification of an existing advance, any prepayment fee, net of fair value hedging adjustments, is deferred, recorded in the basis of the modified advance, and amortized using a level-yield methodology over the contractual life of the modified advance to “Prepayment fees on advances, net” in the Statements of Income.

Mortgage Loans Held for Portfolio
The Bank classifies mortgage loans that it has the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. Accordingly, these mortgage loans are reported net of premiums, discounts, basis adjustments from mortgage loan commitments, and the allowance for credit losses.

Premiums and Discounts. The Bank amortizes/accretes premiums, discounts, and basis adjustments on mortgage loans to interest income using the level-yield method over the contractual life of the mortgage loans.
Credit Enhancement Fees. The Bank is responsible for managing the interest rate risk, including prepayment risk, and liquidity risk associated with the mortgage loans its purchases and carries in its Statements of Condition. The Bank requires a credit risk sharing arrangement with the participating financial institution (PFI) on all mortgage loans at the time of purchase in order to limit its credit risk exposure to that of an investor in an MBS that is rated the equivalent of AA by a nationally recognized statistical rating organization (NRSRO). For conventional mortgage loans, PFIs retain a portion of the credit risk by providing a credit enhancement in the form of pledged collateral or supplemental mortgage insurance (SMI). PFIs are paid a credit enhancement fee for assuming credit risk and in some instances, all or a portion of the credit enhancement fee may be performance-based. Credit enhancement fees are paid monthly or accrued based on the remaining unpaid principal balance of the loans in a master commitment. Credit enhancement fees are recorded as an offset to mortgage loan interest income. To the extent the Bank experiences losses in a master commitment, it may be able to recapture performance-based credit enhancement fees paid to the PFIs to offset these losses.
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

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for credit products (advances, letters of credit, and other extensions of credit to borrowers), government-insured mortgage loans held for portfolio, conventional mortgage loans held for portfolio, term securities purchased under agreements to resell, and term Federal funds sold.

Classes of Financing Receivables. Classes of financing receivables generally are a disaggregation of a portfolio segment to the extent that it is needed to understand the exposure to credit risk arising from the financing receivables. The Bank determined that no further disaggregation of portfolio segments identified above is needed as the credit risk arising from these financing receivables is assessed and measured by the Bank at the portfolio segment level.

Non-Accrual Loans. The Bank places a conventional mortgage loan on non-accrual status if it is determined that either the collection of interest or principal is doubtful or interest or principal is 90 days or more past due. The Bank does not place a government-insured mortgage loan on non-accrual status due to the U.S. Government guarantee of the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. For those mortgage loans placed on non-accrual status, accrued but uncollected interest is reversed against interest income and cash payments received are recorded as a reduction of principal. A loan on non-accrual status may be restored to accrual status when none of its contractual principal and interest is due and unpaid and the Bank expects repayment of the remaining contractual principal and interest.

Impairment Methodology. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank considers all troubled debt restructurings granted under the Bank's temporary loan modification plan to be impaired and generally measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate. The Bank also considers all collateral-dependent loans to be impaired. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. The Bank measures impairment of collateral-dependent loans based on the estimated fair value of the underlying collateral less selling costs. Interest income on impaired loans is recognized in the same manner as non-accrual loans noted above.

Charge-Off Policy. The Bank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the transfer of a mortgage loan to real estate owned (REO). A charge-off is recorded if it is estimated that the recorded investment in the loan will not be recovered.

Real Estate Owned

REO includes assets received in satisfaction of debt through foreclosures. REO is recorded at the lower of cost or estimated fair value less selling costs. At the date of transfer from loans to REO, if it is estimated that the recorded investment in the asset will not be recovered, the Bank will either recognize a charge-off to the allowance for credit losses or set up a credit enhancement fee receivable if there are performance-based credit enhancement fees available for recapture. Subsequent gains and losses on REO are recorded in other (loss) income. REO is recorded as a component of "Other assets" in the Statements of Condition.

Derivatives
All derivatives are recognized in the Statements of Condition at their fair values and reported as either “Derivative assets” or “Derivative liabilities,” net of cash collateral and accrued interest from counterparties. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.
Derivative Designations. Each derivative is designated as one of the following:

•	a fair value hedge of an associated financial instrument or firm commitment; or

•	an economic hedge to manage certain defined risks in the Bank's Statements of Condition.
Accounting for Fair Value Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for fair value hedge accounting and the offsetting changes in fair value of the hedged items are recorded in earnings. Two approaches to fair value hedge accounting include:

•
Long-haul hedge accounting. The application of long-haul hedge accounting requires the Bank to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of hedged items due to benchmark interest rate changes and whether those derivatives are expected to remain effective in future periods.

•
Short-cut hedge accounting. Transactions that meet certain criteria qualify for short-cut hedge accounting in which an assumption can be made that the change in fair value of a hedged item due to changes in the benchmark interest rate exactly offsets the change in fair value of the related derivative.

Derivatives are typically executed at the same time as the hedged item, and the Bank designates the hedged item in a fair value hedge relationship at the trade date. In many hedging relationships, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

Changes in the fair value of a derivative that is designated as a fair value hedge, along with changes in the fair value of the hedged item are recorded in other (loss) income as “Net (loss) gain on derivatives and hedging activities.” The amount by which the change in fair value of the derivative differs from the change in fair value of the hedged item is known as hedge ineffectiveness.
Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. Changes in the fair value of a derivative that is designated as an economic hedge are recorded in other (loss) income as “Net (loss) gain on derivatives and hedging activities” with no offsetting fair value adjustments for the underlying assets, liabilities, or firm commitments. As a result, economic hedges introduce the potential for earnings variability.

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
When hedge accounting is discontinued, the Bank either terminates the derivative or continues to carry the derivative on the Statements of Condition at its fair value. For any remaining hedged item, the Bank ceases to adjust the hedged item for changes in fair value and amortizes the cumulative basis adjustment on the hedged item into earnings over the remaining contractual life of the hedged item using a level-yield methodology.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the Statements of Condition at its fair value, removing from the Statements of Condition any hedged item that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Embedded Derivatives. The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the debt, advance, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. If the Bank determines that the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as an economic derivative instrument. However, if the Bank elects to carry the entire contract (the host contract and the embedded derivative) at fair value in the Statements of Condition, changes in fair value of the entire contract will be reported in current period earnings.
Premises, Software, and Equipment
The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization and computes depreciation using the straight-line method over the estimated useful lives of assets, which range from two to ten years. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank may capitalize improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The Bank includes gains and losses on the disposal of premises, software, and equipment in other (loss) income.
Software. The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. At December 31, 2011 and 2010, the Bank had $1.9 million and $2.5 million in unamortized computer software costs. Amortization of computer software costs charged to expense was $0.8 million, $0.5 million, and $0.4 million for the years ended December 31, 2011, 2010, and 2009.
Accumulated Depreciation and Amortization. At December 31, 2011 and 2010, accumulated depreciation and amortization related to premises, software, and equipment was $8.5 million and $6.5 million.
Depreciation and Amortization. Depreciation and amortization expense for premises, software, and equipment was $2.1 million, $1.9 million, and $1.6 million for the years ended December 31, 2011, 2010, and 2009.
Consolidated Obligations
The Bank reports consolidated obligations at amortized cost, net of premiums, discounts, and fair value hedging adjustments unless the Bank has elected the fair value option, in which case, the consolidated obligations are carried at fair value.
Premiums and Discounts. The Bank amortizes/accretes premiums, discounts, and fair value hedging adjustments on consolidated obligations to interest expense using a level-yield methodology over the contractual life of the consolidated obligations.

Concessions. The Bank pays concessions to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of the concession to each FHLBank based upon the percentage of the debt issued that is assumed by the FHLBank. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized over the contractual lives of the consolidated obligations using a level-yield methodology. Unamortized concessions are included in “Other assets” in the Statements of Condition and the amortization of such concessions is included in consolidated obligation interest expense.
Mandatorily Redeemable Capital Stock
The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) after a member provides written notice of redemption, gives notice of intention to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or other involuntary termination from membership, because the member's shares will then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends on mandatorily redeemable capital stock are classified as interest expense in the Statements of Income. The repurchase or redemption of mandatorily redeemable capital stock is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows.
If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock would no longer be classified as interest expense.
Restricted Retained Earnings
In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement (JCE Agreement), as amended. The JCE Agreement provides that, upon full satisfaction of the Resolution Funding Corporation (REFCORP) obligation, each FHLBank will contribute 20 percent of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings will not be available to pay dividends.

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011. As a result, beginning in the third quarter of 2011, the Bank began allocating 20 percent of its net income to a separate restricted retained earnings account. The restricted retained earnings are presented separately in the Bank's Statements of Condition.
Finance Agency Expenses
The FHLBanks are assessed for a portion of the costs of operating the Finance Agency. Each FHLBank is required to pay their pro-rata share of the annual assessment based on the ratio between each FHLBank's minimum required regulatory capital and the minimum required regulatory capital of all 12 FHLBanks.
Office of Finance Expenses
The Bank is assessed for a portion of the costs of operating the Office of Finance. Effective January 1, 2011, the Office of Finance allocates its operating and capital expenditures to the FHLBanks as follows: (i) two-thirds based on each FHLBank's share of consolidated obligations and (ii) one-third based on equal pro-rata share (1/12th).
Prior to January 1, 2011, the Office of Finance allocated its operating and capital expenditures based equally on each FHLBank's percentage of capital stock, percentage of consolidated obligations issued, and percentage of consolidated obligations outstanding.

Assessments
Affordable Housing Program. The FHLBank Act requires each FHLBank to establish and fund an AHP, which provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low to moderate income households. Annually, the FHLBanks must set aside for the AHP the greater of ten percent of their current year net earnings or their pro-rata share of an aggregate $100 million to be contributed in total by the FHLBanks. For purposes of the AHP assessment, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock, less the assessment for REFCORP, if applicable. The Bank may issue AHP advances at below-market interest rates. Discounts on AHP advances are accreted to advance interest income using a level-yield methodology over the contractual life of the advances. For additional information on the Bank's AHP, see "Note 15 — Affordable Housing Program."
Resolution Funding Corporation. Although the FHLBanks are exempt from all federal, state, and local taxation (except real property taxes), they were required to make quarterly payments to REFCORP through the second quarter of 2011, at which time the REFCORP obligation was fully satisfied. These payments represented a portion of the interest on bonds that were issued by REFCORP. REFCORP was established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. For additional information on REFCORP, see "Note 16 — Resolution Funding Corporation."

Note 2 — Recently Adopted and Issued Accounting Guidance

Presentation of Comprehensive Income

On June 16, 2011, the Financial Accounting Standards Board (FASB) issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single financial statement or in two consecutive financial statements. In a single continuous statement, an entity is required to present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, as well as total comprehensive income. In a two-statement approach, an entity is required to present the components of net income and total net income in its income statement. A statement of other comprehensive income should follow immediately and include the components of other comprehensive income as well as totals for both other comprehensive income and comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance eliminates the option to present other comprehensive income in the statement of changes in stockholders' equity.

The Bank intends to elect the two-statement approach noted above beginning on January 1, 2012 and will apply this guidance retrospectively for all periods presented. The adoption of this guidance is limited to the presentation of the Bank's interim and annual financial statements and will not affect its financial condition, results of operations, or cash flows.

On December 23, 2011, the FASB issued guidance to defer the effective date of the new requirement to present reclassifications of items out of other comprehensive income in the income statement. This guidance is effective for interim and annual periods beginning on January 1, 2012. The Bank will still be required to adopt the remaining guidance contained in the new accounting standard for the presentation of comprehensive income.

Disclosures about Offsetting Assets and Liabilities

On December 16, 2011, the FASB and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance will require entities to disclose both gross and net information about financial instruments, including derivative instruments, which are either offset on their statement of condition or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for interim and annual periods beginning on January 1, 2013 and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in increased interim and annual financial statement disclosures, but will not affect the Bank's financial condition, results of operations, or cash flows.

Disclosures about an Employer's Participation in a Multiemployer Plan

On September 21, 2011, the FASB issued guidance to enhance disclosures about an employer's participation in a multiemployer pension plan. These disclosures will provide users with the following: (i) additional administrative information about an employer's participation in significant multiemployer plans; (ii) an employer's participation level in these plans, including contributions made and whether contributions exceed five percent of total contributions made to a plan; (iii) the financial health of these plans, including information about funded status and funding improvement plans, as applicable; and (iv) the nature of employer commitments to the plan. Previously, disclosures were limited primarily to the historical contributions made to all multiemployer pension plans. This guidance became effective for the Bank on December 31, 2011 and was applied retrospectively for all prior periods presented. The adoption of this guidance resulted in increased annual financial statement disclosures, but did not affect the Bank's financial condition, results of operations, or cash flows. See "Note 18 — Pension and Postretirement Benefits" for the additional disclosures required under this guidance.

Fair Value Measurements and Disclosures

On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The Bank adopted this amended guidance as of January 1, 2010, except for required disclosures about purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurements; the related guidance on these required disclosures was adopted as of January 1, 2011. In the period of initial adoption, entities were not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this amended guidance resulted in increased interim and annual financial statement disclosures, but did not affect the Bank's financial condition, results of operations, or cash flows.

On May 12, 2011, the FASB and the IASB issued substantially converged guidance on fair value measurement and disclosure requirements. This guidance clarifies how fair value accounting should be applied where its use is already required or permitted by other guidance within GAAP or IFRS; these amendments do not require additional fair value measurements. This guidance generally represents clarifications to the application of existing fair value measurement and disclosure requirements, as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance is effective for interim and annual periods beginning on January 1, 2012 and will be applied prospectively. Early adoption is not permitted. The adoption of this guidance will result in increased interim and annual financial statement disclosures, but is not expected to have a material effect on the Bank's financial condition, results of operations, or cash flows.

Reconsideration of Effective Control for Repurchase Agreements

On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This guidance amends the existing criteria for determining whether or not a transferor has retained effective control over financial assets transferred under a repurchase agreement. A secured borrowing is recorded when effective control over the transferred financial assets is maintained, while a sale is recorded when effective control over the transferred financial assets has not been maintained. The new guidance removes from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed terms, even in the event of the transferee’s default, and (ii) the collateral maintenance implementation guidance related to that criterion. This guidance is effective for interim and annual periods beginning on January 1, 2012 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this guidance will not have a material effect on the Bank's financial condition, results of operations, or cash flows.

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

Note 3 — Cash and Due from Banks
Compensating Balances
The Bank maintains collected cash balances with commercial banks in return for certain services. These arrangements contain no legal restrictions on the withdrawal of funds. Average collected cash balances were $90.8 million and $53.6 million for the years ended December 31, 2011 and 2010.
In addition, the Bank maintained average required balances with the Federal Reserve Bank of Chicago of $87.8 million and $20.1 million for the years ended December 31, 2011 and 2010. These represent average balances required to be maintained over each 14-day reporting cycle; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Bank.

Pass-Through Deposit Reserves

The Bank acts as a pass-through correspondent for certain member institutions required to deposit reserves with the Federal Reserve Bank of Chicago. At December 31, 2011 and 2010, pass-through deposit reserves amounted to $7.1 million and $4.8 million.

Note 4 — Securities Purchased Under Agreements to Resell
The Bank periodically holds securities purchased under agreements to resell those securities. These amounts represent short-term secured investments and are classified as assets in the Statements of Condition. These investments are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty must either place an equivalent amount of additional securities in safekeeping in the name of the Bank or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly.

Note 5 — Trading Securities

Major Security Types

Trading securities at December 31, 2011 and 2010 were as follows (dollars in thousands):

	2011	2010
Temporary Liquidity Guarantee Program (TLGP) debentures[1]	$1,006,883	$1,213,481
Taxable municipal bonds[2]	285,999	259,061
Other U.S. obligations[3]	8,521	—
Government-sponsored enterprise obligations[4]	63,718	—
Total	$1,365,121	$1,472,542

1	Represents corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.
2	Represents U.S. Government subsidized Build America Bonds.
3	Represents U.S. Department of Transportation Maritime Administration bonds.
4	Represents Tennessee Valley Authority (TVA) bonds.

At December 31, 2011 and 2010, 48 and 52 percent of the Bank's trading securities were fixed rate and all of these fixed rate securities were swapped to a variable rate index through the use of interest rate swaps accounted for as derivatives in economic hedge relationships.

The following table summarizes the components of "Net gain on trading securities" as presented in the Statements of Income for the years ended December 31, 2011, 2010, and 2009 (dollars in thousands):

	2011	2010	2009
Realized gain on sale of trading securities	$973	$28,587	$14,446
Net holding gain on trading securities	37,726	8,833	4,594
Net gain on trading securities	$38,699	$37,420	$19,040

Sales

During the year ended December 31, 2011, the Bank sold a trading security with par value of $10.0 million and realized a net gain of $1.0 million. During the year ended December 31, 2010, the Bank sold trading securities with a total par value of $3.0 billion and realized net gains of $28.6 million. During the year ended December 31, 2009, the Bank sold trading securities with a total par value of $2.2 billion and realized net gains of $14.5 million.

Note 6 — Available-for-Sale Securities

Major Security Types

AFS securities at December 31, 2011 were as follows (dollars in thousands):

	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
TLGP debentures[2]	$563,989	$405	$—	$564,394
Taxable municipal bonds[3]	191,030	1,575	721	191,884
Other U.S. obligations[4]	165,221	6,916	—	172,137
Government-sponsored enterprise obligations[5]	509,793	46,973	97	556,669
Other[6]	50,205	690	—	50,895
Total non-mortgage-backed securities	1,480,238	56,559	818	1,535,979
Mortgage-backed securities
Government-sponsored enterprises[7]	3,738,086	83,767	2,268	3,819,585
Total	$5,218,324	$140,326	$3,086	$5,355,564

AFS securities at December 31, 2010 were as follows (dollars in thousands):

	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
TLGP debentures[2]	$564,745	$949	$—	$565,694
Taxable municipal bonds[3]	164,478	1,201	1,074	164,605
Other U.S. obligations[4]	178,325	323	2,168	176,480
Government-sponsored enterprise obligations[5]	497,859	25,458	78	523,239
Total non-mortgage-backed securities	1,405,407	27,931	3,320	1,430,018
Mortgage-backed securities
Government-sponsored enterprises[7]	4,859,274	70,293	2,682	4,926,885
Total	$6,264,681	$98,224	$6,002	$6,356,903

1	Amortized cost includes adjustments made to the cost basis of an investment for principal repayments, amortization, accretion, and fair value hedge accounting adjustments.
2	Represents corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.
3	Represents U.S. Government subsidized Build America Bonds and State of Iowa IJOBS Program Special Obligations.
4	Represents Export-Import Bank bonds.
5	Represents TVA and Federal Farm Credit Bank (FFCB) bonds.
6	Represents a Private Export Funding Corporation bond.
7	Represents Fannie Mae and Freddie Mac securities.

The following table summarizes AFS securities with unrealized losses at December 31, 2011. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Taxable municipal bonds	$105,222	$721	$—	$—	$105,222	$721
Government-sponsored enterprise obligations	—	—	22,942	97	22,942	97
Total non-mortgage-backed securities	105,222	721	22,942	97	128,164	818
Mortgage-backed securities
Government-sponsored enterprises	115,477	39	384,044	2,229	499,521	2,268
Total	$220,699	$760	$406,986	$2,326	$627,685	$3,086

The following table summarizes AFS securities with unrealized losses at December 31, 2010. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Taxable municipal bonds	$72,261	$1,074	$—	$—	$72,261	$1,074
Other U.S. obligations	146,090	2,168	—	—	146,090	2,168
Government-sponsored enterprise obligations	32,942	78	—	—	32,942	78
Total non-mortgage backed securities	251,293	3,320	—	—	251,293	3,320
Mortgage-backed securities
Government-sponsored enterprises	—	—	505,769	2,682	505,769	2,682
Total	$251,293	$3,320	$505,769	$2,682	$757,062	$6,002

Redemption Terms

The following table summarizes the amortized cost and fair value of AFS securities categorized by contractual maturity at December 31, 2011 and 2010 (dollars in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2011		2010
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$563,989	$564,394	$—	$—
Due after one year through five years	157,805	169,702	643,173	648,106
Due after five years through ten years	356,277	392,426	397,622	417,558
Due after ten years	402,167	409,457	364,612	364,354
Total non-mortgage backed securities	1,480,238	1,535,979	1,405,407	1,430,018
Mortgage-backed securities	3,738,086	3,819,585	4,859,274	4,926,885
Total	$5,218,324	$5,355,564	$6,264,681	$6,356,903

Interest Rate Payment Terms
The following table details interest rate payment terms for AFS securities at December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Amortized cost of non-mortgage-backed securities
Fixed rate	$980,238	$905,407
Variable rate	500,000	500,000
Total non-mortgage-backed securities	1,480,238	1,405,407
Amortized cost of mortgage-backed securities
Fixed rate	457,148	582,891
Variable rate	3,280,938	4,276,383
Total mortgage-backed securities	3,738,086	4,859,274
Total	$5,218,324	$6,264,681

At December 31, 2011 and 2010, 35 and 28 percent of the Bank's fixed rate AFS securities were swapped to a variable rate index through the use of interest rate swaps accounted for as derivatives in fair value hedge relationships.

Prepayment Fees
During the year ended December 31, 2011, an AFS MBS with an outstanding par value of $119.0 million was prepaid and the Bank received a $14.6 million prepayment fee. The prepayment fee was recorded as interest income on AFS securities in the Statements of Income. During the years ended December 31, 2010 and 2009, the Bank did not receive any prepayment fees on AFS securities.

Sales

During the year ended December 31, 2011, the Bank did not sell any AFS securities. During the year ended December 31, 2010, the Bank sold an AFS security at par of $91.0 million and therefore recognized no gain or loss on the sale. During the year ended December 31, 2009, the Bank received $2.8 billion in proceeds from the sale of AFS securities and recognized gross gains of $32.1 million and gross losses of $43.0 million.

Note 7 — Held-to-Maturity Securities

Major Security Types

HTM securities at December 31, 2011 were as follows (dollars in thousands):

	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Negotiable certificates of deposit	$340,000	$—	$36	$339,964
TLGP debentures[2]	1,250	7	—	1,257
Government-sponsored enterprise obligations[3]	310,060	74,243	—	384,303
State or local housing agency obligations[4]	101,547	7,897	—	109,444
Other[5]	1,196	—	—	1,196
Total non-mortgage-backed securities	754,053	82,147	36	836,164
Mortgage-backed securities
Government-sponsored enterprises[6]	4,378,340	108,604	1,716	4,485,228
Other U.S. obligations[7]	14,109	38	—	14,147
Private-label	48,698	205	4,421	44,482
Total mortgage-backed securities	4,441,147	108,847	6,137	4,543,857
Total	$5,195,200	$190,994	$6,173	$5,380,021

HTM securities at December 31, 2010 were as follows (dollars in thousands):

	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Negotiable certificates of deposit	$335,000	$—	$34	$334,966
TLGP debentures[2]	1,250	32	—	1,282
Government-sponsored enterprise obligations[3]	311,547	26,642	—	338,189
State or local housing agency obligations[4]	107,242	1,495	1,321	107,416
Other[5]	3,705	—	—	3,705
Total non-mortgage-backed securities	758,744	28,169	1,355	785,558
Mortgage-backed securities
Government-sponsored enterprises[6]	6,374,093	148,914	2,056	6,520,951
Other U.S. obligations[7]	34,387	149	1	34,535
Private-label	58,892	—	4,596	54,296
Total mortgage-backed securities	6,467,372	149,063	6,653	6,609,782
Total	$7,226,116	$177,232	$8,008	$7,395,340

1	Amortized cost includes adjustments made to the cost basis of an investment for principal repayments, amortization, and accretion.
2	Represents corporate debentures issued by the Bank's members that are backed by the full faith and credit of the U.S. Government.
3	Represents TVA and FFCB bonds.
4	Represents Housing Finance Authority bonds that were purchased by the Bank from housing associates in the Bank's district.
5	Represents an investment in a Small Business Investment Company.
6	Represents Fannie Mae and Freddie Mac securities.
7	Represents Government National Mortgage Association (Ginnie Mae) securities and Small Business Administration Pool Certificates that are backed by the full faith and credit of the U.S. Government.

The following table summarizes HTM securities with unrealized losses at December 31, 2011. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Negotiable certificates of deposit	$339,964	$36	$—	$—	$339,964	$36
Mortgage-backed securities
Government-sponsored enterprises	—	—	326,162	1,716	326,162	1,716
Private-label	—	—	26,118	4,421	26,118	4,421
Total mortgage-backed securities	—	—	352,280	6,137	352,280	6,137
Total	$339,964	$36	$352,280	$6,137	$692,244	$6,173

The following table summarizes HTM securities with unrealized losses at December 31, 2010. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

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

Redemption Terms

The following table summarizes the amortized cost and fair value of HTM securities by contractual maturity at December 31, 2011 and 2010 (dollars in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2011		2010
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$341,250	$341,221	$335,000	$334,966
Due after one year through five years	1,196	1,196	1,250	1,282
Due after five years through ten years	—	—	1,920	1,923
Due after ten years	411,607	493,747	420,574	447,387
Total non-mortgage-backed securities	754,053	836,164	758,744	785,558
Mortgage-backed securities	4,441,147	4,543,857	6,467,372	6,609,782
Total	$5,195,200	$5,380,021	$7,226,116	$7,395,340

Interest Rate Payment Terms
The following table details interest rate payment terms for HTM securities at December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Amortized cost of non-mortgage-backed securities
Fixed rate	$742,608	$758,744
Variable rate	11,445	—
Total non-mortgage-backed securities	754,053	758,744
Amortized cost of mortgage-backed securities
Fixed rate	2,998,638	4,608,430
Variable rate	1,442,509	1,858,942
Total mortgage-backed securities	4,441,147	6,467,372
Total	$5,195,200	$7,226,116

Sales

During the year ended December 31, 2011, the Bank sold HTM securities with a total par value of $0.3 billion and recognized net gains of $7.2 million in other (loss) income. The HTM securities sold had less than 15 percent of the acquired principal outstanding at the time of sale. As such, the sales were considered maturities for purpose of security classification and did not impact the Bank’s ability and intent to hold the remaining HTM securities through their stated maturities. During the years ended December 31, 2010 and 2009, the Bank did not sell any HTM securities.

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

Private-Label MBS

On a quarterly basis, the Bank engages other designated FHLBanks to perform cash flow analyses on its private-label MBS in order to determine whether the entire amortized cost bases of these securities are expected to be recovered. To ensure consistency in the determination of OTTI, an OTTI Governance Committee, comprised of representation from all 12 FHLBanks, is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies used by the designated FHLBanks when generating the cash flow projections.

At December 31, 2011, the Bank obtained cash flow analyses for all of its private-label MBS from its designated FHLBanks. The cash flow analyses used two third-party models. The first third-party model considered borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSAs refer collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. A CBSA must contain at least one urban area with a population of 10,000 or more people. The housing price forecast as of December 31, 2011 assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that are believed to have reached their trough) to 8 percent. For those markets where further home price declines are anticipated, the declines were projected to occur over the 3 to 9 month period beginning October 1, 2011. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 to 2.8 percent in the first year, 0 to 3 percent in the second year, 1.5 to 4 percent in the third year, 2 to 5 percent in the fourth year, 2 to 6 percent in each of the fifth and sixth years, and 2.3 to 5.6 percent in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities was derived from the presence of subordinate securities, losses were generally allocated first to the subordinate securities until their principal balance was reduced to zero. The projected cash flows were based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path described in the prior paragraph.

The Bank compared the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At December 31, 2011 and 2010, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at December 31, 2011 and 2010.

All Other Investment Securities

On a quarterly basis, the Bank reviews all remaining AFS and HTM securities in an unrealized loss position. At December 31, 2011 and 2010, the Bank determined that the unrealized losses on these securities were due to interest rate volatility and general disruption in the U.S. markets. Because the Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases, it did not consider any of its other investment securities to be other-than-temporarily impaired at December 31, 2011 and 2010.

In addition, the Bank determined the following for its other investment securities in an unrealized loss position at December 31, 2011 and 2010:

•
Other U.S. obligations and government-sponsored enterprise (GSE) securities. The strength of the issuers' guarantees through direct obligations or support from the U.S. Government is sufficient to protect the Bank from losses based on current expectations.

•
Taxable municipal bonds and state or local housing agency obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations.

•	Negotiable certificates of deposit. The creditworthiness of the issuers was sufficient to protect the Bank from losses based on current expectations.

Note 9 — Advances

The Bank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. At December 31, 2011 and 2010, the Bank had advances outstanding with interest rates ranging from 0.19 to 8.25 percent.

Redemption Terms

The following table summarizes the Bank's advances outstanding by year of contractual maturity at December 31, 2011 and 2010 (dollars in thousands):

	2011		2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$397	3.39	$208	3.29
Due in one year or less	6,156,242	1.42	6,782,825	1.76
Due after one year through two years	5,640,451	1.78	3,923,100	2.20
Due after two years through three years	1,175,120	2.53	5,647,503	1.75
Due after three years through four years	1,744,798	2.20	908,824	2.81
Due after four years through five years	3,057,813	2.95	1,640,803	2.23
Thereafter	7,888,017	2.62	9,599,178	2.96
Total par value	25,662,838	2.15	28,502,441	2.29
Premiums	186		237
Discounts	(1)		(2)
Fair value hedging adjustments
Cumulative fair value gain on existing hedges	841,783		663,079
Basis adjustments from terminated and ineffective hedges	86,217		86,774
Total	$26,591,023		$29,252,529

The following table summarizes advances at December 31, 2011 and 2010, by year of contractual maturity or next call date for callable advances, and by year of contractual maturity or next put date for putable advances (dollars in thousands):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	2011	2010	2011	2010
Overdrawn demand deposit accounts	$397	$208	$397	$208
Due in one year or less	11,196,078	12,375,717	9,256,042	10,610,725
Due after one year through two years	4,533,270	2,917,717	5,455,551	3,629,600
Due after two years through three years	1,243,768	4,066,079	1,160,120	5,411,103
Due after three years through four years	1,735,818	1,008,201	1,609,798	893,824
Due after four years through five years	2,162,776	1,666,365	2,710,013	1,465,303
Thereafter	4,790,731	6,468,154	5,470,917	6,491,678
Total par value	$25,662,838	$28,502,441	$25,662,838	$28,502,441

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call date, the member pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2011 and 2010, the Bank had callable advances outstanding of $5.6 billion and $5.9 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At December 31, 2011 and 2010, the Bank had putable advances outstanding of $3.7 billion and $4.8 billion.

Interest Rate Payment Terms

The following table summarizes the Bank's advances by interest rate payment terms and contractual maturity at December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Fixed rate
Due in one year or less	$5,466,192	$6,189,376
Due after one year	12,493,214	13,742,903
Total fixed rate	17,959,406	19,932,279
Variable rate
Due in one year or less	690,447	593,657
Due after one year	7,012,985	7,976,505
Total variable rate	7,703,432	8,570,162
Total par value	$25,662,838	$28,502,441

At December 31, 2011 and 2010, 57 and 59 percent of the Bank's fixed rate advances were swapped to a variable rate index through the use of interest rate swaps accounted for as derivatives in fair value or economic hedge relationships. At December 31, 2011 and 2010, three and two percent of the Bank's variable rate advances were swapped to another variable rate index through the use of interest rate swaps accounted for as derivatives in economic hedge relationships.

Prepayment Fees
The Bank charges a prepayment fee for advances that terminate prior to their stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. These prepayment fees are net of fair value hedging adjustments and deferrals on advance modifications and are recorded as a component of "Prepayment fees on advances, net" in the Statements of Income. The following table summarizes the Bank's prepayment fees on advances, net for the years ended December 31, 2011, 2010, and 2009 (dollars in thousands):

	2011	2010	2009
Gross prepayment fees	$19,084	$241,365	$14,165
Fair value hedging adjustments	(8,901)	(67,608)	(3,980)
Deferrals on advance modifications	510	229	85
Prepayment fees on advances, net	$10,693	$173,986	$10,270
For additional information related to the Bank's credit risk and security terms on advances, refer to "Note 11 — Allowance for Credit Losses."

Note 10 — Mortgage Loans Held for Portfolio

The Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) involves investment by the Bank in single family mortgage loans held for portfolio that are either purchased from PFIs or funded by the Bank through PFIs. MPF loans may also be acquired through participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank's PFIs originate, service, and credit enhance mortgage loans that are sold to the Bank. PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the PFI to a designated mortgage service provider.

Mortgage loans with a contractual maturity of 15 years or less are classified as medium-term, and all other mortgage loans are classified as long-term. The following table presents information on the Bank's mortgage loans held for portfolio at December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Fixed rate, medium-term single family mortgages	$1,795,914	$1,874,606
Fixed rate, long-term single family mortgages	5,308,476	5,528,714
Total unpaid principal balance	7,104,390	7,403,320
Premiums	70,844	63,975
Discounts	(30,666)	(40,474)
Basis adjustments from mortgage loan commitments	12,365	7,625
Allowance for credit losses	(18,963)	(13,000)
Total mortgage loans held for portfolio, net	$7,137,970	$7,421,446
The following table presents the Bank's mortgage loans held for portfolio by collateral/guarantee type at December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Conventional loans	$6,678,048	$7,033,089
Government-insured loans	426,342	370,231
Total unpaid principal balance	$7,104,390	$7,403,320
For additional information related to the Bank's credit risk on mortgage loans held for portfolio, refer to "Note 11 —Allowance for Credit Losses."

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

Credit Products

The Bank manages its credit exposure to credit products through an approach that provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with detailed collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the Bank lends to its borrowers in accordance with the FHLBank Act, Finance Agency regulations, and other applicable laws.

The Bank is required by regulation to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. Eligible collateral includes (i) whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and Federal Family Education Loan Program guaranteed student loans, (iii) cash deposited with the Bank, and (iv) other real estate-related collateral acceptable to the Bank provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. Community financial institutions may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that the Bank has a lien on each member's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. The Bank periodically evaluates and may make changes to its collateral guidelines.

The Bank's hierarchy of pledged assets is to have the borrower execute a blanket lien, specifically assign the collateral, or place physical possession of the collateral with the Bank or its safekeeping agent. The Bank perfects its security interest in all pledged collateral by filing Uniform Commercial Code financing statements or taking physical possession of the collateral. Under the FHLBank Act, any security interest granted to the Bank by its members, or any affiliates of its members, has priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), unless those claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that have perfected security interests.
Under a blanket lien, the Bank is granted a security interest in all financial assets of the borrower to fully secure the borrower's obligation. Other than securities and cash deposits, the Bank does not initially take delivery of collateral pledged by blanket lien borrowers. In the event of deterioration in the financial condition of a blanket lien borrower, the Bank has the ability to require delivery of pledged collateral sufficient to secure the borrower's obligation. With respect to non-blanket lien borrowers (typically insurance companies and housing associates), the Bank generally takes control of collateral through the delivery of cash, securities, or mortgages to it or its safekeeping agent.

Taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At December 31, 2011 and 2010, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At December 31, 2011 and 2010, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, there have been no troubled debt restructurings related to credit products at the Bank during 2011 and 2010.

Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on its credit products as of December 31, 2011 and 2010. Accordingly, the Bank has not recorded any allowance for credit losses.

At December 31, 2011 and 2010, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information on the Bank's off-balance sheet credit exposure, see "Note 20 — Commitments and Contingencies."

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans secured by one-to-four family residential properties. Government-insured mortgage loans are insured by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government mortgage loans. Any losses incurred on such mortgage loans that are not recovered from the guarantor are absorbed by the servicers. As a result, the Bank did not establish an allowance for credit losses for government-insured mortgage loans at December 31, 2011 and 2010. Furthermore, due to the government guarantee or insurance, these mortgage loans are not placed on non-accrual status.

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

•
First Loss Account. The first loss account (FLA) is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. Credit enhancement fees paid totaled $10.0 million, $11.6 million, and $15.6 million during the years ended December 31, 2011, 2010, and 2009. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments was $124.4 million and $124.8 million at December 31, 2011 and 2010.

•
Credit Enhancement Obligation of PFI. PFIs have a credit enhancement obligation to absorb certain losses in excess of the FLA in order to limit the Bank's loss exposure to that of an investor in an MBS that is rated the equivalent of AA by an NRSRO at the time a mortgage loan is purchased. PFIs are required to either collateralize their credit enhancement obligation with the Bank or purchase SMI from mortgage insurers.

The Bank utilizes an allowance for credit losses to reserve for estimated losses in its conventional mortgage loan portfolio at the balance sheet date. The measurement of the Bank's allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, (iii) estimating additional credit losses in the conventional mortgage loan portfolio, and (iv) considering the recapture of performance-based credit enhancement fees from the PFI.

Collectively Evaluated Conventional Mortgage Loans. The Bank collectively evaluates the majority of its conventional mortgage loan portfolio for impairment and estimates an allowance for credit losses based upon factors that vary by MPF product. These factors include, but are not limited to, (i) loan delinquencies, (ii) loans migrating to REO, (iii) actual historical loss severities, and (iv) certain quantifiable economic factors, such as unemployment rates and home prices.

The Bank utilizes a roll-rate methodology when estimating its allowance for credit losses. This methodology projects loans migrating to REO status based on historical average rates of delinquency. The Bank then applies a loss severity factor to calculate an estimate of credit losses.

Individually Identified Conventional Mortgage Loans. The Bank individually evaluates certain conventional mortgage loans for impairment, including troubled debt restructurings granted under the Bank's temporary loan modification plan and collateral-dependent loans. Troubled debt restructurings occur when the Bank grants a concession to a borrower that it would not otherwise consider for economic or legal reasons related to the borrower's financial difficulties. The Bank's troubled debt restructurings generally involve modifying the borrower's monthly payment for a period of up to 36 months. The Bank generally measures impairment of troubled debt restructurings based on the present value of expected future cash flows discounted at the loan's effective interest rate. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. The Bank measures impairment of collateral-dependent loans based on the estimated fair value of the underlying collateral less selling costs.

Estimating Additional Credit Loss in the Conventional Mortgage Loan Portfolio. The Bank may make an adjustment for certain limitations in its estimation of credit losses. This adjustment recognizes the imprecise nature of an estimate and represents a subjective management judgment that is intended to cover losses resulting from other macroeconomic factors that may not be captured in the collective methodology previously described at the balance sheet date.

Performance-Based Credit Enhancement Fees. The Bank reserves for estimated credit losses after taking into consideration performance-based credit enhancement fees available for recapture from the PFI. Performance-based credit enhancement fees available for recapture consist of accrued performance-based credit enhancement fees to be paid to the PFIs and projected performance-based credit enhancement fees to be paid to the PFIs over the next 12 months, less any losses incurred that are in the process of recapture.

The following table shows the impact of performance-based credit enhancement fees available for recapture on the Bank's estimate of the allowance for credit losses at December 31, 2011, 2010, and 2009 (dollars in thousands). Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not.

	2011	2010	2009
Estimate of credit losses before performance-based credit enhancement fees	$19,549	$14,925	$8,900
Less: Performance-based credit enhancement fees available for recapture[1]	(586)	(1,925)	(7,013)
Allowance for credit losses, end of period	$18,963	$13,000	$1,887

1	The reduction in performance-based credit enhancement fees from 2009 to 2010 was due to the sale of certain mortgage loans in 2009.

Rollforward of the Allowance for Credit Losses on Conventional Mortgage Loans. The following table presents a rollforward of the allowance for credit losses on the Bank's conventional mortgage loan portfolio for the years ended December 31, 2011, 2010, and 2009 (dollars in thousands):

	2011	2010	2009
Balance, beginning of year	$13,000	$1,887	$500
Charge-offs	(3,192)	(1,005)	(88)
Provision for credit losses	9,155	12,118	1,475
Balance, end of period	$18,963	$13,000	$1,887

The following table summarizes the allowance for credit losses and recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology at December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Allowance for credit losses
Collectively evaluated for impairment	$6,431	$13,000
Individually evaluated for impairment	12,532	—
Total allowance for credit losses	$18,963	$13,000
Recorded investment[1]
Collectively evaluated for impairment	$6,690,878	$7,097,943
Individually evaluated for impairment, with or without a related allowance	68,825	—
Total recorded investment	$6,759,703	$7,097,943

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts and basis adjustments, and direct write-downs.

During 2011, the Bank recorded a provision for credit losses of $9.2 million, bringing its allowance for credit losses to $19.0 million at December 31, 2011. The provision recorded was primarily driven by increased loss severities, management's expectation that loans migrating to REO and loss severities will likely increase in the future, and decreased availability of performance-based credit enhancement fees resulting from an increase in charge-off activity and a decline in master commitment balances. In addition, the Bank made certain refinements to its allowance for credit losses model during 2011 to better estimate loss severities, future delinquencies, and loans migrating to REO status.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarizes the Bank's key credit quality indicators for mortgage loans at December 31, 2011 and 2010 (dollar amounts in thousands):

	2011
	Conventional	Government	Total
Past due 30 - 59 days	$90,394	$15,706	$106,100
Past due 60 - 89 days	28,823	4,731	33,554
Past due 90 days or more	96,331	4,427	100,758
Total past due loans	215,548	24,864	240,412
Total current loans	6,544,155	411,251	6,955,406
Total recorded investment of mortgage loans[1]	$6,759,703	$436,115	$7,195,818

In process of foreclosure (included above)[2]	$67,679	$766	$68,445
Serious delinquency rate[3]	1.4%	1.0%	1.4%
Past due 90 days or more and still accruing interest[4]	$—	$4,427	$4,427
Non-accrual mortgage loans[5]	$97,477	$—	$97,477

	2010
	Conventional	Government	Total
Past due 30 - 59 days	$86,679	$17,235	$103,914
Past due 60 - 89 days	33,063	5,288	38,351
Past due 90 days or more	111,064	4,675	115,739
Total past due loans	230,806	27,198	258,004
Total current loans	6,867,137	349,104	7,216,241
Total recorded investment of mortgage loans[1]	$7,097,943	$376,302	$7,474,245

In process of foreclosure (included above)[2]	$78,981	$258	$79,239
Serious delinquency rate[3]	1.6%	1.3%	1.6%
Past due 90 days or more and still accruing interest[4]	$—	$4,675	$4,675
Non-accrual mortgage loans[5]	$111,064	$—	$111,064

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts and basis adjustments, and direct write-downs.
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

Individually Evaluated Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank considers all troubled debt restructurings and collateral-dependent loans (i.e., loans in which repayment is expected to be provided solely by the sale of the underlying collateral) to be impaired. The following table summarizes the recorded investment and related allowance of the Bank's individually evaluated impaired loans at December 31, 2011 as well as the average recorded investment for the year ended December 31, 2011 (dollars in thousands). The Bank did not recognize any interest income on impaired loans during 2011.

	2011
	Recorded Investment[1]	Related Allowance	Average Recorded Investment
Impaired loans with an allowance	$68,107	$12,532	$5,675
Impaired loans without an allowance	718	—	60
Total	$68,825	$12,532	$5,735

1	Recorded investment approximates the unpaid principal balance of individually evaluated impaired loans.

Real Estate Owned. At December 31, 2011 and 2010, the Bank had $18.3 million and $19.1 million of REO recorded as a component of "Other assets" in the Statements of Condition.

Term Securities Purchased Under Agreements to Resell

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments with highly rated counterparties. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the Bank or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If a resale agreement is deemed impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings. At December 31, 2011 and 2010, based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for term securities purchased under agreements to resell.

Term Federal Funds Sold

The Bank invests in term Federal funds sold with highly rated counterparties. These investments are generally short-term and their carrying value approximates fair value. If term Federal funds sold are not paid when due, the Bank will evaluate whether or not an allowance for credit losses is necessary. As of December 31, 2011 and 2010, all investments in term Federal funds sold were repaid or expected to repay according to their contractual terms. As a result, the Bank determined that no allowance for credit losses was needed for term Federal funds sold.

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

The Bank enters into derivative contracts to manage the interest rate risk exposures inherent in its otherwise unhedged assets and funding positions and achieve its risk management objectives. Finance Agency regulation and the Bank's Enterprise Risk Management Policy (ERMP) prohibit trading in or the speculative use of derivative instruments and limit credit risk arising from these instruments.

The most common ways in which the Bank uses derivatives are to:

•	reduce the interest rate sensitivity and repricing gaps of assets and liabilities;

•	reduce funding costs by combining a derivative with a consolidated obligation, as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation;

•
preserve a favorable interest rate spread between the yield of an asset (e.g., advance) and the cost of the related liability (e.g., consolidated obligation). Without the use of derivatives, this interest rate spread could be reduced or eliminated when a change in the interest rate on the advance does not match a change in the interest rate on the consolidated obligation;

•	mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., mortgage assets) and liabilities; and

•	manage embedded options in assets and liabilities.

Application of Derivatives

Derivative instruments are used by the Bank in two ways:

•	as a fair value hedge of an associated financial instrument or firm commitment; or

•	as an economic hedge to manage certain defined risks in its Statements of Condition. These hedges are primarily used to manage interest rate risk exposure and offset prepayment risk in certain assets.

Derivative instruments are used by the Bank when they are considered to be cost-effective in achieving the Bank's financial and risk management objectives. The Bank reevaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new strategies.

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

Swaptions. A swaption is an option on a swap that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank against future interest rate changes. The Bank may purchase both payer and receiver swaptions to decrease its interest rate risk exposure related to the prepayment of certain assets. A payer swaption is the option to enter into a pay-fixed swap at a later date and a receiver swaption is the option to enter into a receive-fixed swap at a later date.
Interest Rate Caps and Floors. In an interest rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (or “cap”) price. In an interest rate floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (or “floor”) price. Interest rate caps and floors are designed as protection against the interest rate on a variable interest rate asset or liability falling below or rising above a certain level, and offset prepayment risk in certain assets.
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
Futures/Forwards Contracts. The Bank may use futures and forward contracts to hedge interest rate risk. For example, certain mortgage purchase commitments entered into by the Bank are considered derivatives. The Bank may hedge these commitments by selling “to-be-announced” (TBA) MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price.

Types of Hedged Items

The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities in the Statements of Condition or firm commitments. The Bank also formally assesses (both at the hedge's inception and at least quarterly) whether the derivatives it uses in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives are expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges.

Advances. The Bank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances in order to more closely match the characteristics of its funding liabilities. In general, whenever a borrower executes a fixed rate advance or a variable rate advance with embedded options, the Bank will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the advance. For example, the Bank may hedge a fixed rate advance with an interest rate swap where the Bank pays a fixed rate coupon and receives a variable rate coupon, effectively converting the fixed rate advance to a variable rate advance. This type of hedge is typically treated as a fair value hedge.
When issuing putable advances, the Bank effectively purchases a put option from the borrower that allows it to put or extinguish the fixed rate advance, which the Bank normally would exercise when interest rates increase. The Bank may hedge these advances by entering into a cancelable interest rate swap.
Investment Securities. The Bank's investment securities may include, but are not limited to, other U.S. obligations, GSE obligations, state or local housing agency obligations, TLGP debentures, taxable municipal bonds, and MBS, and are classified as either trading, AFS, or HTM. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives.
The Bank may manage interest rate and prepayment risk by funding investment securities with callable consolidated obligations or by utilizing interest rate swaps, interest rate caps or floors, or swaptions. The Bank manages the risk arising from changing market prices of trading securities by entering into economic derivatives that offset the changes in fair value of the securities. The fair value changes of both the trading securities and the associated derivatives are included in other (loss) income as “Net gain on trading securities” and “Net (loss) gain on derivatives and hedging activities.” The Bank manages the risk arising from changing market prices on AFS securities by entering into fair value derivatives that offset the changes in fair value of the securities. The Bank records the portion of the change in fair value related to the risk being hedged together with the related change in fair value of the derivative through other (loss) income as “Net (loss) gain on derivatives and hedging activities.” The Bank records the remainder of the change in fair value through accumulated other comprehensive income as “Net unrealized gains on available-for-sale securities.”
Mortgage Loans. The Bank invests in fixed rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in actual and estimated prepayment speeds. The Bank manages the interest rate and prepayment risks associated with mortgage loans through a combination of debt issuance and derivatives. The Bank may issue both callable and noncallable debt and prepayment-linked consolidated obligations to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans.
The Bank may also purchase interest rate caps, floors, or swaptions to minimize the interest rate risk, including prepayment risk, embedded in mortgage assets. Although these derivatives are valid economic hedges, they are not specifically linked to individual mortgage assets and, therefore, do not receive fair value hedge accounting. These derivatives are recorded through earnings with no offsetting hedged item fair value adjustment. As a result, they introduce the potential for earnings variability.
Consolidated Obligations. The Bank may enter into derivatives to hedge the interest rate risk associated with its consolidated obligations. The Bank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation.
For example, in a typical transaction, fixed rate consolidated obligations are issued and the Bank simultaneously enters into a matching interest rate swap in which the counterparty pays fixed cash flows to the Bank designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. The Bank in turn pays a variable cash flow on the interest rate swap that closely matches the interest payments it receives on short-term or variable interest rate advances. This type of hedge is typically treated as a fair value hedge. The Bank may also issue variable interest rate consolidated obligations indexed to LIBOR, the U.S. Prime rate, or the Federal funds rate and simultaneously execute interest rate swaps to hedge the basis risk of the variable interest rate debt. Interest rate swaps used to hedge the basis risk of variable interest rate debt indexed to the U.S. Prime rate or Federal funds rate do not qualify for hedge accounting. As a result, this type of hedge is treated as an economic hedge.
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

Firm Commitments. Certain mortgage purchase commitments are considered derivatives. The Bank normally hedges these commitments by selling TBA MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized over the contractual life of the mortgage loan using the level-yield methodology.
Financial Statement Effect and Additional Financial Information

The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the Bank to credit and market risk. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the derivatives, the items being hedged, and any offsets between the two.

The following tables summarize the Bank's fair value of derivative instruments at December 31, 2011 and 2010 (dollars in thousands). For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

	2011
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$29,869,150	$202,729	$944,514
Derivatives not designated as hedging instruments
Interest rate swaps	7,562,011	3,587	68,169
Interest rate caps	3,450,000	15,948	—
Forward settlement agreements (TBAs)	90,500	—	647
Mortgage delivery commitments	89,971	543	73
Total derivatives not designated as hedging instruments	11,192,482	20,078	68,889
Total derivatives before netting and collateral adjustments	$41,061,632	222,807	1,013,403
Netting adjustments		(221,355)	(221,355)
Cash collateral and related accrued interest		—	(675,242)
Total netting adjustments and cash collateral[1]		(221,355)	(896,597)
Derivative assets and liabilities		$1,452	$116,806

	2010
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$29,679,817	$333,057	$798,000
Derivatives not designated as hedging instruments
Interest rate swaps	4,293,985	10,888	19,454
Interest rate caps and floors	6,950,000	103,330	—
Forward settlement agreements (TBAs)	95,500	512	263
Mortgage delivery commitments	96,104	210	714
Total derivatives not designated as hedging instruments	11,435,589	114,940	20,431
Total derivatives before netting and collateral adjustments	$41,115,406	447,997	818,431
Netting adjustments		(427,767)	(427,767)
Cash collateral and related accrued interest		(8,303)	(112,217)
Total netting adjustments and cash collateral[1]		(436,070)	(539,984)
Derivative assets and liabilities		$11,927	$278,447

1
Represents the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

The following table summarizes the components of “Net (loss) gain on derivatives and hedging activities” as presented in the Statements of Income for the years ended December 31, 2011, 2010, and 2009 (dollars in thousands):

	2011	2010	2009
Derivatives and hedged items in fair value hedging relationships
Interest rate swaps	$10,848	$4,680	$99,587
Derivatives not designated as hedging instruments
Interest rate swaps	(54,503)	(50,509)	12,062
Interest rate caps and floors	(67,073)	(13,122)	19,249
Forward settlement agreements (TBAs)	(9,738)	(6,126)	1,305
Mortgage delivery commitments	8,891	5,264	(3,565)
Net interest settlements	744	7,224	5,141
Total net (loss) gain related to derivatives not designated as hedging instruments	(121,679)	(57,269)	34,192
Net (loss) gain on derivatives and hedging activities	$(110,831)	$(52,589)	$133,779

The following tables summarize, by type of hedged item, the (loss) gain on derivatives and the related hedged items in fair value hedging relationships and the effect of those derivatives on the Bank's net interest income for the years ended December 31, 2011, 2010, and 2009 (dollars in thousands):

	2011
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(43,164)	$40,465	$(2,699)	$(11,753)
Advances	(202,666)	211,186	8,520	(313,845)
Bonds	80,681	(75,654)	5,027	265,148
Total	$(165,149)	$175,997	$10,848	$(60,450)

	2010
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(1,359)	$2,926	$1,567	$(7,132)
Advances	(125,593)	130,590	4,997	(392,278)
Bonds	61,929	(63,813)	(1,884)	335,918
Total	$(65,023)	$69,703	$4,680	$(63,492)

	2009
Hedged Item Type	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$84,655	$(1,806)	$82,849	$(11,534)
Advances	493,983	(491,376)	2,607	(365,664)
Bonds	(249,413)	263,544	14,131	276,998
Total	$329,225	$(229,638)	$99,587	$(100,200)

1	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative contracts. The degree of counterparty credit risk depends on the extent to which collateral agreements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policies and Finance Agency regulations. The Bank requires collateral agreements on all derivative contracts that establish collateral delivery thresholds. Based on credit analyses and collateral requirements, the Bank does not anticipate any credit losses on its derivatives at December 31, 2011. See "Note 19 — Fair Value" for a discussion on the Bank's fair value methodology for derivatives.

The following table presents the Bank's credit risk exposure to derivative instruments at December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Net accrued interest receivable	$851	$7,811
Other credit risk exposure	601	12,419
Total credit risk exposure	1,452	20,230
Less: Cash collateral held and related accrued interest	—	(8,303)
Credit risk exposure after collateral	$1,452	$11,927

A majority of the Bank's derivative contracts contain provisions that require the Bank to deliver additional collateral on derivatives in net liability positions to counterparties if there is deterioration in the Bank's credit rating. On August 5, 2011, Standard & Poor's Ratings Services (S&P) downgraded the long-term sovereign rating of the U.S. Government from AAA to AA+. In conjunction with this downgrade, on August 8, 2011, S&P downgraded the long-term credit ratings on 10 of the 12 FHLBanks from AAA to AA+. The FHLBanks of Chicago and Seattle were already rated AA+. As a result of this downgrade, the Bank was required to post additional collateral with its counterparties beginning in the third quarter of 2011.

At December 31, 2011, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) was $791.8 million, for which the Bank posted cash collateral (including accrued interest) of $675.2 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver up to an additional $69.2 million of collateral to its derivative counterparties at December 31, 2011.

Note 13 — Deposits
The Bank offers demand and overnight deposits to members and qualifying non-members. In addition, the Bank offers short-term interest bearing deposit programs to members. Deposits classified as demand and overnight pay interest based on a daily interest rate. Short-term interest bearing deposits pay interest based on a fixed rate determined at the issuance of the deposit. Average interest rates paid on deposits were 0.05 percent, 0.09 percent, and 0.18 percent for the years ended December 31, 2011, 2010, and 2009.
The following table details the Bank's interest bearing and non-interest bearing deposits at December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Interest-bearing
Demand and overnight	$600,801	$600,095
Term	42,627	469,891
Non-interest-bearing
Demand	106,667	110,667
Total	$750,095	$1,180,653

The aggregate amount of term deposits with a denomination of $100,000 or more was $42.5 million and $469.7 million at December 31, 2011 and 2010.

Note 14 — Consolidated Obligations
Consolidated obligations consist of bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. Bonds are issued primarily to raise intermediate- and long-term funds for the Bank and are not subject to any statutory or regulatory limits on their maturity. Discount notes are issued primarily to raise short-term funds for the Bank and have original maturities of one year or less. Discount notes sell at less than their face amount and are redeemed at par value when they mature.
Although we are primarily liable for the portion of consolidated obligations issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At December 31, 2011 and 2010, the total par value of outstanding consolidated obligations of the 12 FHLBanks was approximately $691.8 billion and $796.3 billion.
BONDS

The following table summarizes the Bank's bonds outstanding by year of contractual maturity at December 31, 2011 and 2010 (dollars in thousands):

	2011		2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$13,808,650	1.05	$15,114,400	1.54
Due after one year through two years	7,388,560	1.57	6,549,650	2.20
Due after two years through three years	3,048,490	1.99	6,677,020	2.03
Due after three years through four years	2,994,040	3.38	2,956,105	2.16
Due after four years through five years	2,669,535	3.32	4,100,840	3.13
Thereafter	6,809,420	3.74	6,755,180	4.40
Index amortizing notes	1,077,716	5.12	1,456,014	5.12
Total par value	37,796,411	2.17	43,609,209	2.47
Premiums	32,445		40,003
Discounts	(23,678)		(29,963)
Fair value hedging adjustments
Cumulative fair value loss on existing hedges	126,095		181,436
Basis adjustments from terminated and ineffective hedges	76,360		(11,967)
Fair value option adjustments
Cumulative fair value loss (gain)	3,814		(1,264)
Accrued interest payable	873		3,114
Total	$38,012,320		$43,790,568

The following table summarizes the Bank's bonds outstanding by call features at December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Noncallable or nonputable	$28,640,411	$26,929,209
Callable	9,156,000	16,680,000
Total par value	$37,796,411	$43,609,209

The following table summarizes the Bank's bonds outstanding by year of contractual maturity or next call date at December 31, 2011 and 2010 (dollars in thousands):

Year of Contractual Maturity or Next Call Date	2011	2010
Due in one year or less	$21,774,650	$25,784,400
Due after one year through two years	5,478,560	4,714,650
Due after two years through three years	1,358,490	2,942,020
Due after three years through four years	2,134,040	1,146,105
Due after four years through five years	1,444,535	2,095,840
Thereafter	4,528,420	5,470,180
Index amortizing notes	1,077,716	1,456,014
Total par value	$37,796,411	$43,609,209
Bonds are issued with fixed or variable rate payment terms that use a variety of indices for interest rate resets including, but not limited to, LIBOR, Constant Maturity Treasury, and the Federal funds rate. To meet the specific needs of certain investors, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. When bonds are issued on the Bank's behalf, it may concurrently enter into a derivative agreement to effectively convert the fixed rate payment stream to variable or to offset the embedded features in the bond.
Beyond having fixed or variable rate payment terms, bonds may also have the following broad terms regarding either principal repayment or interest payments:

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

With respect to interest payments, bonds may also have the following terms:

•
Step-Up Bonds. These bonds pay interest at increasing fixed rates for specified intervals over the life of the bond. These bonds generally contain provisions enabling the Bank to call bonds at its option on the step-up dates.

•
Step-Down Bonds. These bonds pay interest at decreasing fixed rates for specified intervals over the life of the bond. These bonds generally contain provisions enabling the Bank to call bonds at its option on the step-down dates.

Interest Rate Payment Terms

The following table summarizes the Bank's bonds by interest rate payment terms at December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Fixed rate	$31,145,411	$39,309,209
Simple variable rate	2,675,000	2,550,000
Step-up	3,761,000	1,750,000
Step-down	215,000	—
Total par value	$37,796,411	$43,609,209

At December 31, 2011 and 2010, 56 and 51 percent of the Bank's fixed rate, step-up, and step-down bonds were swapped to a variable rate index through the use of interest rate swaps accounted for as derivatives in fair value or economic hedge relationships. At December 31, 2011, all of the Bank's variable rate bonds were swapped to another variable rate index through the use of interest rate swaps accounted for as derivatives in economic hedge relationships. At December 31, 2010, none of the Bank's variable rate bonds were swapped to another variable rate index.

Extinguishment of Debt

During the year ended December 31, 2011, the Bank extinguished bonds with a total par value of $33.0 million and recognized losses of $4.6 million in other (loss) income. During the year ended December 31, 2010, the Bank extinguished bonds with a total par value of $1.3 billion and recognized losses of $163.7 million. During the year ended December 31, 2009, the Bank extinguished bonds with a total par value of $0.9 billion and recognized losses of $89.9 million.

DISCOUNT NOTES
The following table summarizes the Bank's discount notes at December 31, 2011 and 2010 (dollars in thousands):

	2011		2010
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$6,811,999	0.09	$7,208,748	0.12
Discounts	(199)		(472)
Fair value option adjustments	(2,034)		—
Total	$6,809,766		$7,208,276

At December 31, 2011, 51 percent of the Bank's discount notes were swapped to a variable rate index through the use of interest rate swaps accounted for as derivatives in economic hedge relationships. At December 31, 2010, none of the Bank's discount notes were swapped to a variable rate index.

CONCESSIONS ON CONSOLIDATED OBLIGATIONS
Unamortized concessions on consolidated obligations are included as a component of "Other assets" in the Statements of Condition and amounted to $7.1 million and $12.7 million at December 31, 2011 and 2010. Amortization of such concessions is recorded as consolidated obligation interest expense in the Statements of Income and totaled $14.8 million, $12.9 million, and $10.3 million for the years ended December 31, 2011, 2010, and 2009.

Note 15 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and fund an AHP, which provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low to moderate income households. Annually, the FHLBanks must set aside for the AHP the greater of 10 percent of their current year net earnings or their pro-rata share of an aggregate $100 million to be contributed in total by the FHLBanks. For purposes of the AHP assessment, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock, less the assessment for REFCORP, if applicable. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency. The Bank accrues the AHP assessment on a monthly basis and reduces the AHP liability as program funds are distributed.

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011. These payments were accrued as expense in each FHLBank's June 30, 2011 financial statements. The FHLBanks entered into a JCE Agreement, as amended, which requires each FHLBank to allocate 20 percent of its net income to a restricted retained earnings account following satisfaction of the REFCORP obligation. Because the REFCORP assessment reduced the amount of net earnings used to calculate the AHP assessment, it had the effect of reducing the total amount of funds allocated to the AHP. The amounts allocated to the new restricted retained earnings account, however, will not be treated as an assessment and will not reduce the Bank's net earnings. As a result, the Bank's AHP contributions as a percentage of pre-assessment earnings will increase because the REFCORP obligation has been fully satisfied.

If the Bank experienced a net loss during a quarter, but still had net earnings for the year, the Bank's obligation to the AHP would be calculated based on its year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, it would have no obligation to the AHP for the year, because its required annual AHP contribution is limited to its annual net earnings. If the aggregate 10 percent AHP calculation described above was less than $100 million for all 12 FHLBanks, each FHLBank would be required to assure that the aggregate contribution of the FHLBanks equals $100 million. The pro-ration would be made on the basis of an FHLBank's income in relation to the income of all FHLBanks for the previous year.

There was no shortfall, as described above, in 2011, 2010, or 2009. If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make any such application in 2011, 2010, or 2009. At December 31, 2011, the Bank had no outstanding AHP advances. At December 31, 2010, the Bank had outstanding AHP advances of $0.5 million.

The following table presents a rollforward of the Bank’s AHP liability for the years ended December 31, 2011, 2010, and 2009 (dollars in thousands):

	2011	2010	2009
Balance, beginning of year	$44,508	$40,479	$39,715
Assessments	8,670	14,798	16,248
Disbursements	(14,329)	(10,769)	(15,484)
Balance, end of year	$38,849	$44,508	$40,479

Note 16 — Resolution Funding Corporation

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011. These payments were accrued as expense in each FHLBank's June 30, 2011 financial statements. The FHLBanks entered into a JCE Agreement, as amended, which requires each FHLBank to allocate 20 percent of its net income to a separate restricted retained earnings account following satisfaction of the REFCORP obligation. Refer to "Note 17 — Capital" for additional information on the JCE Agreement.
Prior to the satisfaction of the REFCORP obligation, each FHLBank was required to pay 20 percent of its net income (before the REFCORP assessment and after the AHP assessment) to REFCORP until the total amount of payments actually made was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030.

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

•
Total regulatory capital. The Bank is required to maintain a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all capital stock, including mandatorily redeemable capital stock, and retained earnings. It does not include accumulated other comprehensive income.

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At December 31, 2011 and 2010, the Bank did not have any nonpermanent capital.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to safe and sound business operations.

The following table shows the Bank's compliance with the Finance Agency's three regulatory capital requirements at December 31, 2011 and 2010 (dollars in thousands):

	2011		2010
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$540,735	$2,684,022	$716,508	$2,745,876
Total regulatory capital	$1,949,333	$2,684,022	$2,222,755	$2,745,876
Leverage capital	$2,436,666	$4,026,032	$2,778,444	$4,118,814
Total capital-to-asset ratio	4.00%	5.51%	4.00%	4.94%
Leverage ratio	5.00%	8.26%	5.00%	7.41%

The Bank issues a single class of capital stock (Class B capital stock). The Bank's capital stock has a par value of $100 per share, and all shares are issued, redeemed, or repurchased by the Bank at the stated par value. The Bank has two subclasses of capital stock: membership and activity-based. Each member must purchase and maintain membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st subject to a cap of $10.0 million and a floor of $10,000. Each member must also maintain activity-based capital stock in an amount equal to 4.45 percent of its total advances and mortgage loans outstanding in the Bank's Statements of Condition.
The investment requirements established in the Bank's Capital Plan are designed so that the Bank can remain adequately capitalized as member activity changes. To ensure the Bank remains adequately capitalized, the Bank's Board of Directors may make adjustments to the investment requirements within ranges established in its Capital Plan. All capital stock issued is subject to a five year notice of redemption period.

Excess Stock

Capital stock owned by members in excess of their investment requirement is known as excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess capital stock. In addition, the Bank, at its discretion, may repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan or (ii) a member submits a notice to redeem all or a portion of the excess activity based capital stock. At December 31, 2011 and 2010, the Bank had excess capital stock (including excess mandatorily redeemable capital stock) of $80.7 million and $57.7 million.

Mandatorily Redeemable Capital Stock

The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) when a member engages in any of the following activities: (i) submits a written notice to redeem all or part of its capital stock, (ii) submits a written notice of its intent to withdraw from membership, or (iii) terminates its membership voluntarily as a result of a merger or consolidation into a non-member or into a member of another FHLBank. Dividends on mandatorily redeemable capital stock are classified as interest expense in the Statements of Income.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock would no longer be classified as interest expense. The Bank recorded interest expense on mandatorily redeemable capital stock of $0.2 million for the years ended December 31, 2011 and 2010 and $0.3 million for the year ended December 31, 2009.

The following table summarizes the Bank's mandatorily redeemable capital stock by year of contractual redemption at December 31, 2011 and 2010 (dollars in thousands):

Year of Contractual Redemption	2011	2010
Due in one year or less	$341	$—
Due after one year through two years	—	338
Due after two years through three years	270	33
Due after three years through four years	5,172	510
Due after four years through five years	98	5,261
Past contractual redemption date due to outstanding activity with the Bank	288	693
Total	$6,169	$6,835

The following table summarizes a rollforward of the Bank's mandatorily redeemable capital stock for the years ended December 31, 2011, 2010, and 2009 (dollars in thousands):

	2011	2010	2009
Balance, beginning of year	$6,835	$8,346	$10,907
Mandatorily redeemable capital stock issued	6	4	7
Capital stock subject to mandatory redemption reclassified from capital stock	6,682	21,394	19,170
Redemption of mandatorily redeemable capital stock	(7,354)	(22,909)	(21,738)
Balance, end of period	$6,169	$6,835	$8,346

Restricted Retained Earnings
The 12 FHLBanks have entered into a JCE Agreement. The JCE Agreement became effective on February 28, 2011 and was amended by the FHLBanks on August 5, 2011. The intent of the JCE Agreement is to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy the REFCORP obligation to a separate retained earnings account.
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

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011 and approved amendments to their Capital Plans, including the Bank's, designed to implement the provisions of the JCE Agreement. As a result, beginning in the third quarter of 2011, the Bank began allocating 20 percent of its net income to a separate restricted retained earnings account. At December 31, 2011, the Bank's restricted retained earnings account totaled $6.5 million.

Note 18 — Pension and Postretirement Benefit Plans
Qualified Defined Benefit Multiemployer Plan
The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a tax-qualified defined benefit pension plan. The Pentegra DB Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code. As a result, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the Pentegra DB Plan. Under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately.
The Pentegra DB Plan covers all officers and employees of the Bank that meet certain eligibility requirements if hired before December 31, 2010. The Pentegra DB Plan operates on a fiscal year from July 1 through June 30. The Pentegra DB Plan files one Form 5500 on behalf of all employers who participate in the plan. The Employer Identification Number is 13-5645888 and the three-digit plan number is 333. There are no collective bargaining agreements in place that require contributions to the plan.
The Pentegra DB Plan's annual valuation process includes calculating the plan's funded status and separately calculating the funded status of each participating employer. The funded status is defined as the market value of assets divided by the funding target (100 percent of the present value of all benefit liabilities accrued at that date). As permitted by ERISA, the Pentegra DB Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.
The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2010. The Bank's contributions for the plan year ended June 30, 2010 were more than five percent of the total contributions to the Pentegra DB Plan. The Bank's contributions for the plan year ended June 30, 2009 were not more than five percent of the total contributions to the Pentegra DB Plan.

The following table summarizes the net pension cost and funded status of the Pentegra DB Plan (dollars in thousands):

	2011	2010	2009
Net pension cost[1]	$3,900	$11,550	$5,745
Pentegra DB Plan funded status as of July 1	90.0%[2]	85.8%[3]	93.7%
Bank's funded status as of July 1	96.6%	100.0%	91.7%

1	Represents net pension cost charged to compensation and benefit expense in the Statements of Income for the year ended December 31.
2
The funded status as of July 1, 2011 is preliminary and may increase because the plan's participants are permitted to make contributions for the plan year ended June 30, 2011 through March 15, 2012. Contributions made on or before March 15, 2012, and designated for the plan year ended June 30, 2011, will be included in the final valuation as of July 1, 2011. The final funded status as of July 1, 2011 will not be available until the Form 5500 for the plan year July 1, 2011 through June 30, 2012 is filed (this Form 5500 is due to be filed no later than April 2013).

3
The funded status as of July 1, 2010 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2010 through March 15, 2011. Contributions made on or before March 15, 2011, and designated for the plan year ended June 30, 2010, will be included in the final valuation as of July 1, 2010. The final funded status as of July 1, 2010 will not be available until the Form 5500 for the plan year July 1, 2010 through June 30, 2011 is filed (this Form 5500 is due to be filed no later than April 2012).

Qualified Defined Contribution Plan
The Bank participates in the Pentegra Defined Contribution Plan for Financial Institutions (Pentegra DC Plan), a tax-qualified defined contribution plan. The Pentegra DC Plan covers all officers and employees of the Bank that meet certain eligibility requirements. The Bank contributes a percentage of participants’ compensation by making a matching contribution equal to a percentage of the participant's voluntary contributions, subject to certain limitations. For the years ended December 31, 2011, 2010, and 2009, the Bank contributed $1.0 million, $0.8 million, and $0.7 million.
Nonqualified Supplemental Defined Contribution and Defined Benefit Retirement Plans
The Bank offers the Benefit Equalization Plan (BEP). The BEP is a nonqualified retirement plan that restores defined contributions and defined benefits offered under the qualified plans which have been limited by laws governing such plans. The BEP covers selected officers of the Bank. The BEP is made up of two parts: BEP Defined Contribution Plan and BEP Defined Benefit Plan. There are no funded plan assets that have been designated to provide benefits under this plan.
BEP Defined Contribution Plan. For each of the years ended December 31, 2011, 2010, and 2009, the Bank contributed $0.1 million to the BEP Defined Contribution Plan.
BEP Defined Benefit Plan. The benefit obligation at December 31, 2011 and 2010 was as follows (dollars in thousands):

	2011	2010
Benefit obligation at beginning of year	$6,412	$5,590
Service cost	384	310
Interest cost	335	318
Actuarial loss	103	64
Benefits paid	(263)	(259)
Amendment due to change in discount rate	1,025	389
Benefit obligation at end of year	$7,996	$6,412
The measurement date used to determine the current year's benefit obligation was December 31, 2011.
The following amounts were recognized in the Statements of Condition at December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Accrued benefit liability	$7,996	$6,412
Accumulated other comprehensive loss	(2,936)	(2,030)
Net amount recognized	$5,060	$4,382

The accumulated benefit obligation was $7.3 million and $6.0 million at December 31, 2011 and 2010.

Components of net periodic benefit cost for the years ended December 31, 2011, 2010, and 2009 were as follows (dollars in thousands):

	2011	2010	2009
Net periodic benefit cost
Service cost	$384	$310	$298
Interest cost	335	318	297
Amortization of prior service cost	23	42	54
Amortization of net loss	199	141	136
Net periodic benefit cost	$941	$811	$785

The following table details the change in accumulated other comprehensive loss for the year ended December 31, 2011 (dollars in thousands):

	Prior Service Cost	Net Loss (Gain)	Total
Balance at beginning of year	$90	$1,940	$2,030
Net loss on defined benefit plan	—	1,128	1,128
Amortization	(23)	(199)	(222)
Balance at end of year	67	2,869	2,936

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2012 are (dollars in thousands):

Projected amortization of prior service cost	$22
Projected amortization of net loss	345
Total projected amortization of amounts in accumulated other comprehensive loss	$367

Key assumptions and other information used for the actuarial calculations for the years ended December 31, 2011, 2010, and 2009 were:

	2011	2010	2009
Discount rate — benefit obligation	4.20%	5.25%	5.75%
Discount rate — net periodic benefit cost	5.25%	5.75%	6.00%
Salary increases	4.80%	4.80%	4.80%
Amortization period (years)	7	8	8

The 2011 discount rate used to determine the benefit obligation was determined using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Future benefit payments were estimated based on census data, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments was calculated using weighted-average duration-based interest rate yields from the Citibank Pension Discount Curve as of December 31, 2011, and solving for the single discount rate that produced the same present value.
The Bank estimates that its required contributions for the year ended December 31, 2012 will be $0.3 million.
Estimated future benefit payments reflecting expected future services for the years ending after December 31, 2011 were (dollars in thousands):

Year	Amount
2012	$289
2013	305
2014	327
2015	421
2016	446
2017 through 2021	2,500

Note 19 — Fair Value

Fair value amounts are determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. The following table summarizes the carrying value and fair value of the Bank's financial instruments at December 31, 2011 and 2010 (dollars in thousands). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

	2011		2010
Financial Instruments	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and due from banks	$240,156	$240,156	$105,741	$105,741
Interest-bearing deposits	6,337	6,297	8,919	8,836
Securities purchased under agreements to resell	600,000	600,000	1,550,000	1,550,000
Federal funds sold	2,115,000	2,115,000	2,025,000	2,025,000
Trading securities	1,365,121	1,365,121	1,472,542	1,472,542
Available-for-sale securities	5,355,564	5,355,564	6,356,903	6,356,903
Held-to-maturity securities	5,195,200	5,380,021	7,226,116	7,395,340
Advances	26,591,023	26,867,150	29,252,529	29,416,310
Mortgage loans held for portfolio, net	7,137,970	7,597,462	7,421,446	7,778,889
Accrued interest receivable	73,009	73,009	79,314	79,314
Derivative assets	1,452	1,452	11,927	11,927
Liabilities
Deposits	750,095	750,089	1,180,653	1,180,386
Consolidated obligations
Discount notes (includes $3,474,596 and $0 at fair value under the fair value option)	6,809,766	6,809,872	7,208,276	7,208,222
Bonds (includes $2,694,687 and $2,816,850 at fair value under the fair value option)	38,012,320	39,501,654	43,790,568	44,830,142
Total consolidated obligations	44,822,086	46,311,526	50,998,844	52,038,364
Mandatorily redeemable capital stock	6,169	6,169	6,835	6,835
Accrued interest payable	155,241	155,241	187,091	187,091
Derivative liabilities	116,806	116,806	278,447	278,447
Other
Commitments to extend credit for mortgage loans	—	—	(65)	(66)
Standby letters of credit	(1,604)	(1,604)	(1,867)	(1,867)
Standby bond purchase agreements	—	2,199	—	5,130

Fair Value Hierarchy

The Bank records trading securities, AFS securities, derivative assets and liabilities, and certain consolidated obligations for which the fair value option has been elected at fair value in the Statements of Condition on a recurring basis and on occasion, certain impaired MPF loans and REO on a non-recurring basis. The fair value hierarchy is used to prioritize the fair value methodologies and valuation techniques. The inputs to the valuation techniques are used to measure fair value for assets and liabilities carried at fair value, both on a recurring and non-recurring basis. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability.

Outlined below is the application of the fair value hierarchy to the Bank's assets and liabilities that are carried at fair value in the Statements of Condition on a recurring or non-recurring basis.

Level 1. Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carries certain derivative contracts (i.e., forward settlement agreements) that are highly liquid and actively traded in an open exchange market at Level 1 fair value on a recurring basis.

Level 2. Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carries its investment securities, certain derivative contracts, and certain bonds for which the fair value option has been elected at Level 2 fair value on a recurring basis.

Level 3. Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity's own assumptions. The Bank carries certain impaired MPF loans and REO at Level 3 fair value on a non-recurring basis.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. On a quarterly basis, the Bank reviews the fair value hierarchy classifications. Changes in the observability of the valuation attributes may result in a reclassification to the hierarchy level for certain assets or liabilities. At December 31, 2011, the Bank had made no reclassifications to its fair value hierarchy.

Valuation Techniques and Significant Inputs

Cash and Due from Banks. The fair value equals the carrying value.

Interest-Bearing Deposits. For interest-bearing deposits with less than three months to maturity, the fair value approximates the carrying value. For interest-bearing deposits with more than three months to maturity, the fair value is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

Securities Purchased under Agreements to Resell. For overnight and term securities purchased under agreements to resell with less than three months to maturity, the fair value approximates the carrying value. For term securities purchased under agreements to resell with more than three months to maturity, the fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for securities with similar terms.

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

Investment Securities. The Bank's valuation technique incorporates prices from four designated third-party pricing vendors, when available. The pricing vendors generally use proprietary models to price investment securities. The inputs to those models are derived from various sources including, but not limited to, benchmark securities and yields, reported trades, dealer estimates, issuer spreads, bids, offers, and other market-related data. Since many investment securities do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established process in place to challenge investment valuations, which facilitates resolution of questionable prices identified by the Bank. Recently, the Bank conducted reviews of the four pricing vendors to confirm and further augment its understanding of the vendors' pricing processes, methodologies, and control procedures for investment securities.

Prior to December 31, 2011, the Bank established a price for each investment security using a formula that was based upon the number of prices received. If four prices were received, the average of the middle two prices was used; if three prices were received, the middle price was used; if two prices were received, the average of the two prices was used; and if one price was received, it was used subject to further validation. The computed prices were tested for reasonableness using specified tolerance thresholds. Computed prices within these established thresholds were generally accepted unless strong evidence indicated that using the formula-driven price would not be appropriate. Preliminary estimated fair values that were outside the tolerance thresholds, or that management believed might not be appropriate based on all available information (including those limited instances in which only one price was received), were subject to further analysis including, but not limited to, comparison to the prices for similar securities and/or to non-binding dealer estimates.

Effective December 31, 2011, the Bank refined its method for estimating the fair values of investment securities. The revised valuation technique first requires the establishment of a “median” price for each security using the same formula-driven price previously described. All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price. Prices that are outside the threshold (“outliers”) are subject to further analysis (which may include, but is not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier (or outliers) is (are) in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above. In all cases, the final price is used to determine the fair value of the security.

As an additional step, the Bank reviewed the final fair value estimates of its private-label MBS holdings as of December 31, 2011 for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private-label MBS using the estimated fair value derived from the process previously described and the security's projected cash flows and compared such yield to the yield for comparable securities according to dealers and/or other third-party sources. No significant variances were noted. Therefore, the Bank determined that its fair value estimates for private-label MBS were appropriate.

As of December 31, 2011, three or four vendor prices were received for substantially all of the Bank's investment securities and the final prices for substantially all of those securities were computed by averaging the three or four prices. The revision to the valuation technique did not have a significant impact on the estimated fair values of the Bank' investment securities as of December 31, 2011. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Mortgage Loans Held for Portfolio. The fair value of mortgage loans held for portfolio is determined based on quoted market prices of similar mortgage loans available in the market, if available, or modeled prices. The modeled prices start with prices for new MBS issued by GSEs or similar mortgage loans. They are then adjusted for differences in coupon, average loan rate, seasoning, and cash flow remittances. The prices for new MBS or similar mortgage loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in the prepayment rates often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.

Impaired Mortgage Loans Held for Portfolio. The fair value of impaired mortgage loans held for portfolio is estimated by either applying a historical loss severity rate incurred on sales to the underlying property value or calculating the present value of expected future cash flows discounted at the loan's effective interest rate.

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

The Bank's discounted cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). For interest-related derivatives, the Bank utilizes the LIBOR Swap Curve and a volatility assumption to estimate fair value. In limited instances, fair value estimates for interest-rate related derivatives may be obtained using an external pricing model that utilizes observable market data. For forward settlement agreements (TBAs), the Bank utilizes TBA securities prices that are determined by coupon class and expected term until settlement. For mortgage delivery commitments, the Bank utilizes TBA securities prices adjusted for differences in coupon, average loan rate, and seasoning.

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

Subjectivity of Estimates. Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options and consolidated obligations with options using the methods described above are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates. These estimates are susceptible to material near term changes because they are made as of a specific point in time.

Fair Value on a Recurring Basis

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2011 (dollars in thousands):

	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
TLGP debentures	$—	$1,006,883	$—	$—	$1,006,883
Taxable municipal bonds	—	285,999	—	—	285,999
Other U.S. obligations	—	8,521	—	—	8,521
Government-sponsored enterprise obligations	—	63,718	—	—	63,718
Available-for-sale securities
TLGP debentures	—	564,394	—	—	564,394
Taxable municipal bonds	—	191,884	—	—	191,884
Other U.S. obligations	—	172,137	—	—	172,137
Government-sponsored enterprise obligations	—	556,669	—	—	556,669
Other non-MBS	—	50,895	—	—	50,895
Government-sponsored enterprise MBS	—	3,819,585	—	—	3,819,585
Derivative assets
Interest rate related	—	222,264	—	(221,355)	909
Mortgage delivery commitments	—	543	—	—	543
Total assets at fair value	$—	$6,943,492	$—	$(221,355)	$6,722,137
Liabilities
Discount notes[2]	$—	$3,474,596	$—	$—	$3,474,596
Bonds[3]	—	2,694,687	—	—	2,694,687
Derivative liabilities
Interest rate related	—	1,012,683	—	(896,597)	116,086
Forward settlement agreements (TBAs)	647	—	—	—	647
Mortgage delivery commitments	—	73	—	—	73
Total liabilities at fair value	$647	$7,182,039	$—	$(896,597)	$6,286,089

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

The following table summarizes, for each hierarchy level, the Banks' assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2010 (dollars in thousands):

	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
TLGP debentures	$—	$1,213,481	$—	$—	$1,213,481
Taxable municipal bonds	—	259,061	—	—	259,061
Available-for-sale securities
TLGP debentures	—	565,694	—	—	565,694
Taxable municipal bonds	—	164,605	—	—	164,605
Other U.S. obligations	—	176,480	—	—	176,480
Government-sponsored enterprise obligations	—	523,239	—	—	523,239
Government-sponsored enterprise MBS	—	4,926,885	—	—	4,926,885
Derivative assets
Interest rate related	—	447,275	—	(436,070)	11,205
Forward settlement agreements (TBAs)	512	—	—	—	512
Mortgage delivery commitments	—	210	—	—	210
Total assets at fair value	$512	$8,276,930	$—	$(436,070)	$7,841,372
Liabilities
Bonds[2]	$—	$2,816,850	$—	$—	$2,816,850
Derivative liabilities
Interest rate related	—	817,454	—	(539,984)	277,470
Forward settlement agreements (TBAs)	263	—	—	—	263
Mortgage delivery commitments	—	714	—	—	714
Total liabilities at fair value	$263	$3,635,018	$—	$(539,984)	$3,095,297

1
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparties.

2	Represents bonds recorded under the fair value option

Fair Value on a Non-Recurring Basis

The Bank measures certain impaired mortgage loans held for portfolio and REO at Level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. In the case of impaired mortgage loans, the Bank estimates fair value based on historical loss severity rates incurred on sales or discounted cash flows. In the case of REO, the Bank estimates fair value based on a current property value from the MPF Servicer or a broker price opinion adjusted for estimated selling costs.

The following table summarizes impaired MPF loans and REO that were recorded at fair value at December 31, 2011 and 2010 as a result of a non-recurring change in fair value having been recorded in the quarter then ended (dollars in thousands):

	2011	2010
Impaired mortgage loans held for portfolio	$55,575	$—
Real estate owned	1,089	86
Total non-recurring assets	$56,664	$86

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

During the years ended December 31, 2011, 2010, and 2009, the Bank elected to record certain bonds that did not qualify for hedge accounting at fair value under the fair value option. In addition, during the year ended December 31, 2011, the Bank elected to record certain discount notes that did not qualify for hedge accounting at fair value under the fair value option. In order to achieve some offset to the fair value adjustment recorded on the fair value option consolidated obligations, the Bank executed interest rate swaps accounted for as economic derivatives.

The following table summarizes the activity related to bonds in which the fair value option has been elected for the years ended December 31, 2011, 2010, and 2009 (dollars in thousands):

	2011	2010	2009
Balance, beginning of period	$2,816,850	$5,997,867	$—
New bonds elected for fair value option	2,690,000	5,800,000	5,990,000
Maturities and terminations	(2,815,000)	(8,975,000)	—
Net loss (gain) on bonds held at fair value	5,077	(5,657)	4,394
Change in accrued interest	(2,240)	(360)	3,473
Balance, end of period	$2,694,687	$2,816,850	$5,997,867

The following table summarizes the activity related to discount notes in which the fair value option has been elected for the year ended December 31, 2011 (dollars in thousands):

2011
Balance, beginning of period	$—
New discount notes elected for fair value option	3,606,239
Maturities and terminations	(135,279)
Net loss on discount notes held at fair value	1,403
Change in unaccreted balance	2,233
Balance, end of period	$3,474,596

The following table summarizes the changes in fair value included in the Statements of Income for bonds in which the fair value option has been elected for the years ended December 31, 2011, 2010, and 2009 (dollars in thousands):

	2011	2010	2,009
Interest expense	$(5,513)	$(29,274)	$(20,597)
Net (loss) gain on bonds held at fair value	(5,077)	5,657	(4,394)
Total change in fair value	$(10,590)	$(23,617)	$(24,991)

The following table summarizes the changes in fair value included in the Statements of Income for discount notes in which the fair value option has been elected for the year ended December 31, 2011 (dollars in thousands):

2011
Interest expense[1]	$(2,233)
Net loss on discount notes held at fair value	(1,403)
Total change in fair value	$(3,636)

1	Represents the discount amortization on fair value option discount notes.

For consolidated obligations recorded under the fair value option, the related contractual interest expense as well as the discount amortization on fair value option discount notes is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net (loss) gain on consolidated obligations held at fair value” in the Statements of Income. At December 31, 2011 and 2010, the Bank determined no credit risk adjustments for nonperformance were necessary to the consolidated obligations recorded under the fair value option. Concessions paid on consolidated obligations under the fair value option are expensed as incurred and recorded in other (loss) income in the Statements of Income.

The following table summarizes the difference between the unpaid principal balance and fair value of outstanding of consolidated obligations for which the fair value option has been elected at December 31, 2011 and 2010 (dollars in thousands):

	2011		2010
	Bonds	Discount Notes	Bonds	Discount Notes
Unpaid principal balance	$2,690,000	$3,476,631	$2,815,000	$—
Fair value	2,694,687	3,474,596	2,816,850	—
Fair value over (under) unpaid principal balance	$4,687	$(2,035)	$1,850	$—

Note 20 — Commitments and Contingencies
Joint and Several Liability. The 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At December 31, 2011 and 2010, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $647.2 billion and $745.5 billion.
The following table summarizes additional off-balance sheet commitments for the Bank at December 31, 2011 and 2010 (dollars in thousands):

	2011			2010
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding	$3,373,638	$322,369	$3,696,007	$4,848,929
Standby bond purchase agreements outstanding	—	671,460	671,460	684,014
Commitments to fund or purchase mortgage loans	89,971	—	89,971	96,169
Commitments to issue bonds	—	—	—	560,000

Commitments to Extend Credit. Standby letters of credit are executed with members for a fee. A standby letter of credit is a financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 20 years, with a final expiration in 2030. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $1.6 million and $1.9 million at December 31, 2011 and 2010.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at December 31, 2011 and 2010 is reported in “Note 19 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing authorities within its district whereby, for a fee, it agrees to serve as a liquidity provider if required, to purchase and hold the housing authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The standby bond purchase commitments entered into by the Bank have expiration periods of up to seven years, currently no later than 2016. At December 31, 2011 and 2010, the Bank had standby bond purchases agreements with four housing authorities. During 2011 and 2010, the Bank was not required to purchase any bonds under these agreements. For the years ended December 31, 2011, 2010, and 2009, the Bank received fees for the guarantees that amounted to $1.8 million, $1.7 million, and $1.1 million. The estimated fair value of standby bond purchase agreements at December 31, 2011 and 2010 is reported in “Note 19 — Fair Value.”

Commitments to Fund or Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to fund or purchase mortgage loans. Commitments are generally for periods not to exceed 45 days. At December 31, 2011 and 2010, $90.0 million and $96.1 million of these commitments represented obligations of the Bank to purchase closed mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at December 31, 2011 and 2010 is reported in “Note 12 — Derivatives and Hedging Activities” as mortgage delivery commitments. The remaining commitments, if any, obligate the Bank to table fund mortgage loans. These commitments are not considered derivatives and their estimated fair value at December 31, 2011 and 2010 is reported in “Note 19 — Fair Value” as commitments to extend credit for mortgage loans.

Lease Commitments. The Bank charged to operating expenses net rental costs of $1.1 million for the year ended December 31, 2011 and $1.3 million for the years ended December 31, 2010 and 2009. Future minimum lease payments for premises and equipment at December 31, 2011 were as follows (dollars in thousands):

Year	Amount
2012	$1,058
2013	997
2014	922
2015	869
2016	869
Thereafter	9,560
Total	$14,275
Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.
Other Commitments. On September 29, 2011, the Bank entered into an agreement with the Iowa Finance Authority to purchase up to $50.0 million of taxable multi-family mortgage revenue bonds. The agreement expires on December 31, 2012. As of December 31, 2011, the Bank had purchased $11.5 million of bonds under this agreement. These bonds are classified as HTM in the Bank's Statements of Condition.

As described in “Note 11 — Allowance for Credit Losses”, the FLA is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments was $124.4 million and $124.8 million at December 31, 2011 and 2010.

In conjunction with its sale of certain mortgage loans to Fannie Mae through the FHLBank of Chicago in 2009, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $1.2 million by December 31, 2012, $0.8 million by December 31, 2015, and $0.3 million by December 31, 2020. At December 31, 2011, the FHLBank of Chicago had not requested any indemnification payments from the Bank pursuant to this agreement.

Legal Proceedings. The Bank is not currently aware of any material pending legal proceedings other than ordinary routine litigation incidental to the business, to which the Bank is a party or of which any of its property is the subject.

Note 21 — Activities with Stockholders

The Bank is a cooperative whose current members own nearly all of the outstanding capital stock of the Bank. Former members own the remaining capital stock to support business transactions still carried on the Bank's Statements of Condition. All stockholders, including current and former members, may receive dividends on their capital stock investment to the extent declared by the Bank's Board of Directors.

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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions at December 31, 2011 and 2010 (dollars in thousands):

	2011		2010
	Amount	% of Total	Amount	% of Total
Interest-bearing deposits	$239	3.8	$239	2.7
Advances	611,033	2.4	567,413	2.0
Mortgage loans	74,628	1.1	74,361	1.0
Capital stock	40,892	1.9	40,230	1.8

Business Concentrations

The Bank has business concentrations with stockholders whose capital stock outstanding is in excess of ten percent of the Bank's total capital stock outstanding (including mandatorily redeemable capital stock). At December 31, 2011, the Bank did not have any business concentrations with stockholders. At December 31, 2010, the Bank had the following business concentrations with stockholders (dollars in thousands):

	2010
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

Note 22 — Activities with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago for its participation in the MPF program. This service fee expense is recorded as an offset to other (loss) income. For the years ended December 31, 2011, 2010, and 2009, the Bank recorded $2.1 million, $1.7 million, and $1.4 million, respectively, in service fee expense to the FHLBank of Chicago.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the years ended December 31, 2011 and 2010 (dollars in thousands). The Bank did not make any loans to other FHLBanks during the year ended December 31, 2009.

Other FHLBank	Beginning Balance	Advances	Principal Payment Received	Ending Balance
2011
Atlanta	$—	$1,000,000	$(1,000,000)	$—
Topeka	—	35,000	(35,000)	—
	$—	$1,035,000	$(1,035,000)	$—
2010
Chicago	$—	$5,000	$(5,000)	$—

The following table summarizes loan activity from other FHLBanks during the years ended December 31, 2011 and 2010 (dollars in thousands):

Other FHLBank	Beginning Balance	Borrowings	Principal Payment	Ending Balance
2011
Atlanta	$—	$100,000	$(100,000)	$—
Chicago	—	140,000	(140,000)	—
Cincinnati	—	100,000	(100,000)	—
Dallas	—	50,000	(50,000)	—
Topeka	—	75,000	(75,000)	—
	$—	$465,000	$(465,000)	$—
2010
Chicago	$—	$500,000	$(500,000)	$—
Cincinnati	—	25,000	(25,000)	—
	$—	$525,000	$(525,000)	$—
2009
Cincinnati	$—	$75,000	$(75,000)	$—
San Francisco	—	6,104,000	(6,104,000)	—
	$—	$6,179,000	$(6,179,000)	$—

At December 31, 2011 and 2010, none of the above transactions were outstanding on the Bank's Statements of Condition.

Debt Transfers. Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. These transfers are accounted for in the same manner as debt extinguishments. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. During 2011, the Bank did not transfer any debt to other FHLBanks. During 2010, the Bank transferred $140.0 million, $100.0 million, and $193.9 million of par value bonds to the FHLBanks of Atlanta, Boston, and New York and recorded aggregate net losses of $54.1 million through "Net loss on extinguishment of debt" in the Statements of Income. During 2009, the Bank transferred $375.0 million of par value bonds to the FHLBank of Atlanta and recorded net losses of $23.1 million.