Form 10-Q
period 2012-03-31
Federal Home Loan Bank of Des Moines
filed 2012-05-11
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2012
Class B Stock, par value $100	20,816,256

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in thousands, except capital stock par value)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$301,628	$240,156
Interest-bearing deposits	5,478	6,337
Securities purchased under agreements to resell (Note 3)	1,850,000	600,000
Federal funds sold	1,565,000	2,115,000
Investment securities
Trading securities (Note 4)	748,526	1,365,121
Available-for-sale securities (Note 5)	5,345,592	5,355,564
Held-to-maturity securities (fair value of $4,797,195 and $5,380,021) (Note 6)	4,631,267	5,195,200
Total investment securities	10,725,385	11,915,885
Advances (Note 8)	26,608,092	26,591,023
Mortgage loans held for portfolio (Note 9)	7,173,114	7,156,933
Allowance for credit losses on mortgage loans (Note 10)	(18,065)	(18,963)
Total mortgage loans held for portfolio, net	7,155,049	7,137,970
Accrued interest receivable	79,893	73,009
Premises, software, and equipment, net	12,350	12,391
Derivative assets (Note 11)	3,434	1,452
Other assets	38,297	40,090
TOTAL ASSETS	$48,344,606	$48,733,313
LIABILITIES
Deposits
Interest-bearing	$702,853	$643,428
Non-interest-bearing	176,204	106,667
Total deposits	879,057	750,095
Consolidated obligations (Note 12)
Discount notes (includes $3,181,930 and $3,474,596 at fair value under the fair value option)	5,726,484	6,809,766
Bonds (includes $2,794,314 and $2,694,687 at fair value under the fair value option)	38,482,075	38,012,320
Total consolidated obligations	44,208,559	44,822,086
Mandatorily redeemable capital stock (Note 13)	6,890	6,169
Accrued interest payable	159,416	155,241
Affordable Housing Program (AHP) Payable	41,161	38,849
Derivative liabilities (Note 11)	101,184	116,806
Other liabilities	144,886	31,653
TOTAL LIABILITIES	45,541,153	45,920,899
Commitments and contingencies (Note 15)
CAPITAL (Note 13)
Capital stock - Class B putable ($100 par value) - 20,737 and 21,089 shares issued and outstanding	2,073,714	2,108,878
Retained earnings
Unrestricted	582,707	562,442
Restricted	15,572	6,533
Total retained earnings	598,279	568,975
Accumulated other comprehensive income	131,460	134,561
TOTAL CAPITAL	2,803,453	2,812,414
TOTAL LIABILITIES AND CAPITAL	$48,344,606	$48,733,313

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
INTEREST INCOME
Advances	$65,671	$69,989
Prepayment fees on advances, net	16,870	3,140
Interest-bearing deposits	170	71
Securities purchased under agreements to resell	522	575
Federal funds sold	484	971
Investment securities
Trading securities	6,607	6,464
Available-for-sale securities	20,258	35,979
Held-to-maturity securities	33,691	51,115
Mortgage loans	74,683	82,985
Total interest income	218,956	251,289
INTEREST EXPENSE
Consolidated obligations
Discount notes	1,935	1,660
Bonds	147,072	187,236
Deposits	47	186
Mandatorily redeemable capital stock	46	63
Total interest expense	149,100	189,145
NET INTEREST INCOME	69,856	62,144
Provision for credit losses on mortgage loans	—	5,596
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	69,856	56,548
OTHER (LOSS) INCOME
Service fees	294	286
Net loss on trading securities	(6,620)	(3,328)
Net gain (loss) on consolidated obligations held at fair value	1,852	(997)
Net gain on derivatives and hedging activities	20,987	1,984
Net loss on extinguishment of debt	(22,739)	(4,602)
Other, net	1,308	136
Total other loss	(4,918)	(6,521)
OTHER EXPENSE
Compensation and benefits	8,264	8,371
Other operating expenses	4,427	4,061
Federal Housing Finance Agency	1,304	1,362
Office of Finance	721	834
Total other expense	14,716	14,628
INCOME BEFORE ASSESSMENTS	50,222	35,399
AHP	5,027	2,896
REFCORP	—	6,501
Total assessments	5,027	9,397
NET INCOME	$45,195	$26,002

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$45,195	$26,002
Other comprehensive (loss) income
Net unrealized loss on available-for-sale securities	(3,193)	(26,510)
Pension and postretirement benefits	92	52
Total other comprehensive loss	(3,101)	(26,458)
TOTAL COMPREHENSIVE INCOME (LOSS)	$42,094	$(456)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars in thousands)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE DECEMBER 31, 2010	21,830	$2,183,028	$556,013	$—	$556,013	$90,531	$2,829,572
Proceeds from issuance of capital stock	776	77,585	—	—	—	—	77,585
Repurchase/redemption of capital stock	(1,428)	(142,833)	—	—	—	—	(142,833)
Net shares reclassified to mandatorily redeemable capital stock	—	(10)	—	—	—	—	(10)
Comprehensive income (loss)	—	—	26,002	—	26,002	(26,458)	(456)
Cash dividends on capital stock	—	—	(16,878)	—	(16,878)	—	(16,878)
BALANCE MARCH 31, 2011	21,178	$2,117,770	$565,137	$—	$565,137	$64,073	$2,746,980

BALANCE DECEMBER 31, 2011	21,089	$2,108,878	$562,442	$6,533	$568,975	$134,561	$2,812,414
Proceeds from issuance of capital stock	2,703	270,364	—	—	—	—	270,364
Repurchase/redemption of capital stock	(3,045)	(304,532)	—	—	—	—	(304,532)
Net shares reclassified to mandatorily redeemable capital stock	(10)	(996)	—	—	—	—	(996)
Comprehensive income (loss)	—	—	36,156	9,039	45,195	(3,101)	42,094
Cash dividends on capital stock	—	—	(15,891)	—	(15,891)	—	(15,891)
BALANCE MARCH 31, 2012	20,737	$2,073,714	$582,707	$15,572	$598,279	$131,460	$2,803,453

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$45,195	$26,002
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	322,213	2,981
Net loss on trading securities	6,620	3,328
Net (gain) loss on consolidated obligations held at fair value	(1,852)	997
Net change in derivatives and hedging activities	(354,872)	17,328
Net loss on extinguishment of debt	22,739	4,602
Other adjustments	1,681	3,676
Net change in
Accrued interest receivable	(6,888)	(5,999)
Other assets	3,046	5,927
Accrued interest payable	4,394	44,735
Other liabilities	1,228	(7,522)
Total adjustments	(1,691)	70,053
Net cash provided by operating activities	43,504	96,055
INVESTING ACTIVITIES
Net change in
Interest-bearing deposits	331,359	19,307
Securities purchased under agreements to resell	(1,250,000)	(50,000)
Federal funds sold	550,000	(127,000)
Premises, software, and equipment	(449)	(1,416)
Trading securities
Proceeds from maturities of long-term	725,170	200,000
Available-for-sale securities
Proceeds from maturities of long-term	331,809	441,013
Purchases of long-term	(334,350)	—
Held-to-maturity securities
Net decrease in short-term	105,000	235,000
Proceeds from maturities of long-term	459,533	524,138
Advances
Principal collected	11,554,660	8,279,436
Originated	(11,936,398)	(7,099,283)
Mortgage loans held for portfolio
Principal collected	531,205	463,840
Originated or purchased	(559,528)	(261,630)
Proceeds from sales of foreclosed assets	7,783	8,612
Net cash provided by investing activities	515,794	2,632,017

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
FINANCING ACTIVITIES
Net change in deposits	132,762	69,337
Net payments on derivative contracts with financing elements	(2,367)	(2,440)
Net proceeds from issuance of consolidated obligations
Discount notes	56,160,775	120,666,000
Bonds	8,013,676	6,947,773
Payments for maturing and retiring consolidated obligations
Discount notes	(57,243,926)	(123,944,722)
Bonds	(7,508,412)	(6,337,672)
Proceeds from issuance of capital stock	270,364	77,585
Payments for repurchase/redemption of mandatorily redeemable capital stock	(275)	(298)
Payments for repurchase/redemption of capital stock	(304,532)	(142,833)
Cash dividends paid	(15,891)	(16,878)
Net cash used in financing activities	(497,826)	(2,684,148)
Net increase in cash and due from banks	61,472	43,924
Cash and due from banks at beginning of the period	240,156	105,741
Cash and due from banks at end of the period	$301,628	$149,665

SUPPLEMENTAL DISCLOSURES
Interest paid	$302,805	$316,593
AHP payments	$2,715	$3,084
REFCORP assessments	$—	$12,479
Transfers of mortgage loans to real estate owned	$7,083	$8,024

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

Note 1 — Basis of Presentation

The accompanying financial statements of the Bank are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2011, which are contained in the Bank's 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012 (2011 Form 10-K).

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, for a fair statement of results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Descriptions of the Bank's significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” of the Bank's 2011 Form 10-K.

Revisions to Prior Period Amounts

During the first quarter of 2012, the Bank identified certain classification errors in its previously reported Statement of Cash Flows for the year ended December 31, 2011 contained in the 2011 Form 10-K. These classification errors were limited to the 2011 Annual Statement of Cash Flows and had no impact on the Bank's Statements of Cash Flows for the three months ended March 31, 2012 and 2011 included in this report. Management has determined after evaluating the quantitative and qualitative aspects of the classification errors that such errors were not material to the previously issued Statement of Cash Flows. The Bank will correct these classification errors in its 2012 Form 10-K filing. The following table summarizes the revisions to be made to the Bank's Statement of Cash Flows for the year ended December 31, 2011 in the 2012 Form 10-K (dollars in thousands):

	Previously Reported	Revised
Operating Activities
Net change in other assets	$(5,158)	$12,215
Net cash provided by operating activities	251,218	268,591
Financing Activities
Net proceeds from issuance of discount notes	325,051,279	325,050,230
Net proceeds from issuance of bonds	35,592,738	35,575,286
Payments for maturing discount notes	(325,451,943)	(325,450,815)
Net cash used in financing activities	(6,791,810)	(6,809,183)

Note 2 — Recently Adopted and Issued Accounting Guidance

ADOPTED ACCOUNTING GUIDANCE

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

The Bank elected the two-statement approach noted above on January 1, 2012 and applied this guidance retrospectively for all periods presented. The adoption of this guidance was limited to the presentation of the Bank's interim and annual financial statements and did not affect its financial condition, results of operations, or cash flows. On December 23, 2011, the FASB issued guidance to defer the effective date of the new requirement to present reclassifications of items out of other comprehensive income in the income statement. This guidance became effective for the Bank on January 1, 2012.

Fair Value Measurements and Disclosures

On May 12, 2011, the FASB and the International Accounting Standards Board (IASB) issued substantially converged guidance on fair value measurement and disclosure requirements. This guidance clarifies how fair value accounting should be applied where its use is already required or permitted by other guidance within GAAP or International Financial Reporting Standards (IFRS); these amendments do not require additional fair value measurements. This guidance generally represents clarifications to the application of existing fair value measurement and disclosure requirements, as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance became effective for the Bank on January 1, 2012 and was applied prospectively. The adoption of this guidance resulted in increased financial statement disclosures, but did not affect the Bank's financial condition, results of operations, or cash flows.

Reconsideration of Effective Control for Repurchase Agreements

On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This guidance amends the existing criteria for determining whether or not a transferor has retained effective control over financial assets transferred under a repurchase agreement. A secured borrowing is recorded when effective control over the transferred financial assets is maintained, while a sale is recorded when effective control over the transferred financial assets has not been maintained. The new guidance removes from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed terms, even in the event of the transferee’s default, and (ii) the collateral maintenance implementation guidance related to that criterion. This guidance became effective for the Bank on January 1, 2012 and was applied prospectively to transactions or modifications of existing transactions occurring on or after that date. The Bank's adoption of this guidance did not affect its financial condition, results of operations, or cash flows.

ISSUED ACCOUNTING GUIDANCE

Finance Agency Advisory Bulletin on Asset Classification

On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02), effective the date of issuance. AB 2012-02 establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. The Bank is currently seeking guidance with respect to several aspects of AB 2012-02. As a result, the Bank has not yet determined the effect, if any, that this guidance will have on its financial condition, results of operations, or cash flows.

Disclosures about Offsetting Assets and Liabilities

On December 16, 2011, the FASB and the IASB issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or IFRS. This guidance will require entities to disclose both gross and net information about financial instruments, including derivative instruments, which are either offset on their statement of condition or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for interim and annual periods beginning on January 1, 2013 and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in increased interim and annual financial statement disclosures, but will not affect the Bank's financial condition, results of operations, or cash flows.

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

Note 4 — Trading Securities

Major Security Types

Trading securities were as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
Temporary Liquidity Guarantee Program (TLGP) debentures[1]	$280,256	$1,006,883
Taxable municipal bonds[2]	283,668	285,999
Other U.S. obligations[3]	123,554	8,521
Government-sponsored enterprise obligations[4]	61,048	63,718
Total	$748,526	$1,365,121

1	Represents corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.
2	Represents U.S. Government subsidized Build America Bonds.
3	Represents U.S. Department of Transportation Maritime Administration bonds.
4	Represents Tennessee Valley Authority (TVA) bonds.

Interest Rate Payment Terms

The following table summarizes the Bank's trading securities by interest rate payment terms (dollars in thousands):

	March 31, 2012	December 31, 2011
Fixed rate	$468,270	$659,626
Variable rate	280,256	705,495
Total	$748,526	$1,365,121

At March 31, 2012 and December 31, 2011, all of the Bank's fixed rate trading securities were swapped to a variable rate index through the use of interest rate swaps accounted for as derivatives in economic hedge relationships.

Net Loss on Trading Securities

During the three months ended March 31, 2012 and 2011, the Bank recorded net holding losses of $6.6 million and $3.3 million on its trading securities. The Bank did not sell any trading securities during the three months ended March 31, 2012 and 2011.

Note 5 — Available-for-Sale Securities

Major Security Types

Available-for-sale (AFS) securities at March 31, 2012 were as follows (dollars in thousands):

	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
TLGP debentures[2]	$563,835	$151	$4	$563,982
Taxable municipal bonds[3]	185,023	4,105	—	189,128
Other U.S. obligations[4]	161,896	6,751	—	168,647
Government-sponsored enterprise obligations[5]	699,082	44,199	300	742,981
Other[6]	89,057	1,621	—	90,678
Total non-mortgage-backed securities	1,698,893	56,827	304	1,755,416
Mortgage-backed securities
Government-sponsored enterprises[7]	3,512,652	79,511	1,987	3,590,176
Total	$5,211,545	$136,338	$2,291	$5,345,592

AFS securities at December 31, 2011 were as follows (dollars in thousands):

	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
TLGP debentures[2]	$563,989	$405	$—	$564,394
Taxable municipal bonds[3]	191,030	1,575	721	191,884
Other U.S. obligations[4]	165,221	6,916	—	172,137
Government-sponsored enterprise obligations[5]	509,793	46,973	97	556,669
Other[6]	50,205	690	—	50,895
Total non-mortgage-backed securities	1,480,238	56,559	818	1,535,979
Mortgage-backed securities
Government-sponsored enterprises[7]	3,738,086	83,767	2,268	3,819,585
Total	$5,218,324	$140,326	$3,086	$5,355,564

1	Amortized cost includes adjustments made to the cost basis of an investment for principal repayments, amortization, accretion, and fair value hedge accounting adjustments.
2	Represents corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.
3	Represents U.S. Government subsidized Build America Bonds and State of Iowa IJOBS Program Special Obligations.
4	Represents Export-Import Bank bonds.
5	Represents Fannie Mae, Freddie Mac, TVA, and Federal Farm Credit Bank (FFCB) bonds.
6	Represents Private Export Funding Corporation bonds.
7	Represents Fannie Mae and Freddie Mac securities.

Interest Rate Payment Terms

The following table summarizes the Bank's AFS securities by interest rate payment terms (dollars in thousands):

	March 31, 2012	December 31, 2011
Fixed rate	$3,557,217	$1,437,386
Variable rate	1,654,328	3,780,938
Total	$5,211,545	$5,218,324

At March 31, 2012 and December 31, 2011, 15 and 35 percent of the Bank's fixed rate AFS securities were swapped to a variable rate index through the use of interest rate swaps accounted for as derivatives in fair value hedge relationships.

Unrealized Losses

The following table summarizes AFS securities with unrealized losses at March 31, 2012. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
TLGP debentures	$13,716	$4	$—	$—	$13,716	$4
Government-sponsored enterprise obligations	123,938	143	22,386	157	146,324	300
Total non-mortgage-backed securities	137,654	147	22,386	157	160,040	304
Mortgage-backed securities
Government-sponsored enterprises	—	—	464,799	1,987	464,799	1,987
Total	$137,654	$147	$487,185	$2,144	$624,839	$2,291

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

Redemption Terms

The following table summarizes the amortized cost and fair value of AFS securities by contractual maturity (dollars in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2012		December 31, 2011
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$563,835	$563,982	$563,989	$564,394
Due after one year through five years	455,399	474,003	157,805	169,702
Due after five years through ten years	287,984	314,802	356,277	392,426
Due after ten years	391,675	402,629	402,167	409,457
Total non-mortgage-backed securities	1,698,893	1,755,416	1,480,238	1,535,979
Mortgage-backed securities	3,512,652	3,590,176	3,738,086	3,819,585
Total	$5,211,545	$5,345,592	$5,218,324	$5,355,564

Prepayment Fees

During the three months ended March 31, 2012, the Bank did not receive any prepayment fees on AFS securities. During the three months ended March 31, 2011, an AFS mortgage-backed security (MBS) with an outstanding par value of $119.0 million was prepaid and the Bank received a $14.6 million prepayment fee. The prepayment fee was recorded as interest income on AFS securities in the Statements of Income.

Note 6 — Held-to-Maturity Securities

Major Security Types

Held-to-maturity (HTM) securities at March 31, 2012 were as follows (dollars in thousands):

	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Negotiable certificates of deposit	$235,000	$2	$—	$235,002
Government-sponsored enterprise obligations[2]	309,672	61,817	—	371,489
State or local housing agency obligations[3]	97,406	6,752	—	104,158
Other[4]	2,038	—	—	2,038
Total non-mortgage-backed securities	644,116	68,571	—	712,687
Mortgage-backed securities
Government-sponsored enterprises[5]	3,927,239	102,141	1,571	4,027,809
Other U.S. obligations[6]	13,173	35	—	13,208
Private-label	46,739	209	3,457	43,491
Total mortgage-backed securities	3,987,151	102,385	5,028	4,084,508
Total	$4,631,267	$170,956	$5,028	$4,797,195

HTM securities at December 31, 2011 were as follows (dollars in thousands):

	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Negotiable certificates of deposit	$340,000	$—	$36	$339,964
TLGP debentures[7]	1,250	7	—	1,257
Government-sponsored enterprise obligations[2]	310,060	74,243	—	384,303
State or local housing agency obligations[3]	101,547	7,897	—	109,444
Other[4]	1,196	—	—	1,196
Total non-mortgage-backed securities	754,053	82,147	36	836,164
Mortgage-backed securities
Government-sponsored enterprises[5]	4,378,340	108,604	1,716	4,485,228
Other U.S. obligations[6]	14,109	38	—	14,147
Private-label	48,698	205	4,421	44,482
Total mortgage-backed securities	4,441,147	108,847	6,137	4,543,857
Total	$5,195,200	$190,994	$6,173	$5,380,021

1	Amortized cost includes adjustments made to the cost basis of an investment for principal repayments, amortization, and accretion.
2	Represents TVA and FFCB bonds.
3	Represents Housing Finance Authority bonds that were purchased by the Bank from housing associates within its district.
4	Represents an investment in a Small Business Investment Company.
5	Represents Fannie Mae and Freddie Mac securities.
6	Represents Government National Mortgage Association (Ginnie Mae) securities and Small Business Administration Pool Certificates that are backed by the full faith and credit of the U.S. Government.
7	Represents corporate debentures issued by the Bank's members that are backed by the full faith and credit of the U.S. Government.

Unrealized Losses

The following table summarizes HTM securities with unrealized losses at March 31, 2012. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
Government-sponsored enterprises	$—	$—	$309,210	$1,571	$309,210	$1,571
Private-label	—	—	26,657	3,457	26,657	3,457
Total	$—	$—	$335,867	$5,028	$335,867	$5,028

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

	March 31, 2012		December 31, 2011
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$235,000	$235,002	$341,250	$341,221
Due after one year through five years	2,038	2,038	1,196	1,196
Due after ten years	407,078	475,647	411,607	493,747
Total non-mortgage-backed securities	644,116	712,687	754,053	836,164
Mortgage-backed securities	3,987,151	4,084,508	4,441,147	4,543,857
Total	$4,631,267	$4,797,195	$5,195,200	$5,380,021

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

At March 31, 2012, the Bank obtained cash flow analyses for all of its private-label MBS from its designated FHLBanks. The cash flow analyses used two third-party models. The first third-party model considered borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSAs refer collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. A CBSA must contain at least one urban area with a population of 10,000 or more people. The housing price forecast as of March 31, 2012 assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that are believed to have reached their trough) to 8 percent. For those markets where further home price declines are anticipated, the declines were projected to occur over the 3 to 9 month period beginning January 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. The housing price forecast in the first quarter included an acceleration of recovery timelines compared to the fourth quarter, such that the aggregate level of housing prices was approximately 7.3 percent higher by the end of the 30-year forecast horizon.

The following table presents projected home price recovery by months at March 31, 2012:

Months	Recovery Range of Annualized Rate %
1 - 6	0.0 - 2.8
7 - 18	0.0 - 3.0
19 - 24	1.0 - 4.0
25 - 30	2.0 - 4.0
31 - 42	2.0 - 5.0
43 - 66	2.0 - 6.0
Thereafter	2.3 - 5.6

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

The Bank compared the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At March 31, 2012 and December 31, 2011, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at March 31, 2012 and December 31, 2011.

All Other Investment Securities

On a quarterly basis, the Bank reviews all remaining AFS and HTM securities in an unrealized loss position. At March 31, 2012 and December 31, 2011, the Bank determined that the unrealized losses on these securities were due to illiquidity, interest rate volatility, and changes in credit spreads. Because the Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases, it did not consider any of its other investment securities to be other-than-temporarily impaired at March 31, 2012 and December 31, 2011.

In addition, the Bank determined the following for its other investment securities in an unrealized loss position at March 31, 2012 and December 31, 2011:

•
Government-sponsored enterprise (GSE) securities and TLGP debentures. The strength of the issuers' guarantees through direct obligations or support from the U.S. Government is sufficient to protect the Bank from losses based on current expectations.

•
Taxable municipal bonds. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements are sufficient to protect the Bank from losses based on current expectations.

•	Negotiable certificates of deposit. The creditworthiness of the issuers is sufficient to protect the Bank from losses based on current expectations.

Note 8 — Advances

Redemption Terms

The following table summarizes the Bank's advances outstanding by year of contractual maturity (dollars in thousands):

	March 31, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$172	3.32	$397	3.39
Due in one year or less	8,353,007	1.16	6,156,242	1.42
Due after one year through two years	5,077,316	1.63	5,640,451	1.78
Due after two years through three years	1,556,681	1.90	1,175,120	2.53
Due after three years through four years	2,062,774	2.18	1,744,798	2.20
Due after four years through five years	2,574,104	2.09	3,057,813	2.95
Thereafter	6,420,522	2.24	7,888,017	2.62
Total par value	26,044,576	1.73	25,662,838	2.15
Premiums	182		186
Discounts	(4,027)		(1)
Fair value hedging adjustments
Cumulative fair value gain on existing hedges	514,865		841,783
Basis adjustments from terminated or ineffective hedges	52,496		86,217
Total	$26,608,092		$26,591,023

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) without incurring prepayment fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call date, the borrower pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At March 31, 2012 and December 31, 2011, the Bank had callable advances outstanding of $5.9 billion and $5.6 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At March 31, 2012 and December 31, 2011, the Bank had putable advances outstanding of $3.5 billion and $3.7 billion.

Interest Rate Payment Terms

The following table summarizes the Bank's advances by interest rate payment terms (dollars in thousands):

	March 31, 2012	December 31, 2011
Fixed rate	$17,199,469	$17,959,406
Variable rate	8,845,107	7,703,432
Total par value	$26,044,576	$25,662,838

At March 31, 2012 and December 31, 2011, 50 and 57 percent of the Bank's fixed rate advances were swapped to a variable rate index through the use of interest rate swaps accounted for as derivatives in fair value or economic hedge relationships. At March 31, 2012 and December 31, 2011, two and three percent of the Bank's variable rate advances were swapped to another variable rate index through the use of interest rate swaps accounted for as derivatives in economic hedge relationships.

Prepayment Fees

The Bank charges a prepayment fee for advances that terminate prior to their stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. These prepayment fees are net of amortization of fair value hedging adjustments and deferrals on advance modifications and are recorded as a component of "Prepayment fees on advances, net" in the Statements of Income. The following table summarizes the Bank's prepayment fees on advances, net (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Gross prepayment fees	$338,674	$7,965
Amortization of fair value hedging adjustments	(321,915)	(4,981)
Amortization of deferrals on advance modifications	111	156
Prepayment fees on advances, net	$16,870	$3,140

For additional information related to the Bank's credit risk and security terms on advances, refer to "Note 10 — Allowance for Credit Losses."

Note 9 — Mortgage Loans Held for Portfolio

The Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) involves investment by the Bank in single family mortgage loans held for portfolio that are either purchased from participating financial institutions (PFIs) or funded by the Bank through PFIs. MPF loans may also be acquired through participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank's PFIs originate, service, and credit enhance mortgage loans that are sold to the Bank. PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the PFI to a designated mortgage service provider.

Mortgage loans with a contractual maturity of 15 years or less are classified as medium-term, and all other mortgage loans are classified as long-term. The following table presents information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	March 31, 2012	December 31, 2011
Fixed rate, medium-term single family mortgages	$1,852,009	$1,795,914
Fixed rate, long-term single family mortgages	5,257,836	5,308,476
Total unpaid principal balance	7,109,845	7,104,390
Premiums	79,425	70,844
Discounts	(28,002)	(30,666)
Basis adjustments from mortgage loan commitments	11,846	12,365
Allowance for credit losses	(18,065)	(18,963)
Total mortgage loans held for portfolio, net	$7,155,049	$7,137,970

The following table presents the Bank's mortgage loans held for portfolio by type (dollars in thousands):

	March 31, 2012	December 31, 2011
Conventional loans	$6,665,827	$6,678,048
Government-insured loans	444,018	426,342
Total unpaid principal balance	$7,109,845	$7,104,390

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
Taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At March 31, 2012 and December 31, 2011, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At March 31, 2012 and December 31, 2011, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, none of the Bank's credit products were troubled debt restructurings (TDRs) at March 31, 2012 and December 31, 2011.

Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on its credit products as of March 31, 2012 and December 31, 2011. Accordingly, the Bank has not recorded any allowance for credit losses.

At March 31, 2012 and December 31, 2011, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information on the Bank's off-balance sheet credit exposure, see "Note 15 — Commitments and Contingencies."

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans secured by one-to-four family residential properties. Government-insured mortgage loans are insured by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government mortgage loans. Any principal losses incurred on such mortgage loans that are not recovered from the guarantor are absorbed by the servicers. As a result, the Bank did not establish an allowance for credit losses for government-insured mortgage loans at March 31, 2012 and December 31, 2011. Furthermore, due to the government guarantee or insurance, these mortgage loans are not placed on non-accrual status.

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

•
First Loss Account. The first loss account (FLA) is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. Credit enhancement fees paid totaled $2.3 million and $2.6 million during the three months ended March 31, 2012 and 2011. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments was $125.3 million and $124.4 million at March 31, 2012 and December 31, 2011.

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

Collectively Evaluated Conventional Mortgage Loans. The Bank collectively evaluates the majority of its conventional mortgage loan portfolio for impairment and estimates an allowance for credit losses based upon factors that vary by MPF product. These factors include, but are not limited to, (i) loan delinquencies, (ii) loans migrating to real estate owned (REO), (iii) actual historical loss severities, and (iv) certain quantifiable economic factors, such as unemployment rates and home prices.

The Bank utilizes a roll-rate methodology when estimating its allowance for credit losses. This methodology projects loans migrating to REO status based on historical average rates of delinquency. The Bank then applies a loss severity factor to calculate an estimate of credit losses.

Individually Identified Conventional Mortgage Loans. The Bank individually evaluates certain conventional mortgage loans for impairment, including TDRs granted under the Bank's temporary loan modification plan and collateral-dependent loans. TDRs occur when the Bank grants a concession to a borrower that it would not otherwise consider for economic or legal reasons related to the borrower's financial difficulties. The Bank's TDRs generally involve modifying the borrower's monthly payment for a period of up to 36 months. The Bank generally measures impairment of TDRs based on the present value of expected future cash flows discounted at the loan's effective interest rate. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. The Bank measures impairment of collateral-dependent loans based on the estimated fair value of the underlying collateral less selling costs.

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

Performance-Based Credit Enhancement Fees. The Bank reserves for estimated credit losses after taking into consideration performance-based credit enhancement fees available for recapture from the PFIs. Performance-based credit enhancement fees available for recapture consist of accrued performance-based credit enhancement fees to be paid to the PFIs and projected performance-based credit enhancement fees to be paid to the PFIs over the next 12 months, less any losses incurred that are in the process of recapture.

Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not. The following table shows the impact of performance-based credit enhancement fees available for recapture on the Bank's estimate of the allowance for credit losses (dollars in thousands):

	March 31, 2012	December 31, 2011
Estimate of credit losses before performance-based credit enhancement fees	$18,432	$19,549
Less: Performance-based credit enhancement fees available for recapture	(367)	(586)
Allowance for credit losses	$18,065	$18,963

Rollforward of the Allowance for Credit Losses on Conventional Mortgage Loans. The following table presents a rollforward of the allowance for credit losses on the Bank's conventional mortgage loan portfolio (dollars in thousands):

	March 31, 2012	December 31, 2011
Balance, beginning of year	$18,963	$13,000
Charge-offs	(898)	(3,192)
Provision for credit losses	—	9,155
Balance, end of period	$18,065	$18,963

The following table summarizes the allowance for credit losses and recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in thousands):

	March 31, 2012	December 31, 2011
Allowance for credit losses
Collectively evaluated for impairment	$6,348	$6,431
Individually evaluated for impairment	11,717	12,532
Total allowance for credit losses	$18,065	$18,963
Recorded investment[1]
Collectively evaluated for impairment	$6,687,404	$6,690,878
Individually evaluated for impairment, with or without a related allowance	68,489	68,825
Total recorded investment	$6,755,893	$6,759,703

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts and basis adjustments, and direct write-downs.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollar amounts in thousands):

	March 31, 2012
	Conventional	Government	Total
Past due 30 - 59 days	$77,992	$13,317	$91,309
Past due 60 - 89 days	24,497	2,921	27,418
Past due 90 days or more	95,306	6,071	101,377
Total past due loans	197,795	22,309	220,104
Total current loans	6,558,098	432,657	6,990,755
Total recorded investment of mortgage loans[1]	$6,755,893	$454,966	$7,210,859

In process of foreclosure (included above)[2]	$67,563	$810	$68,373
Serious delinquency rate[3]	1.4%	1.3%	1.4%
Past due 90 days or more and still accruing interest[4]	$—	$6,071	$6,071
Non-accrual mortgage loans[5]	$96,335	$—	$96,335

	December 31, 2011
	Conventional	Government	Total
Past due 30 - 59 days	$90,394	$15,706	$106,100
Past due 60 - 89 days	28,823	4,731	33,554
Past due 90 days or more	96,331	4,427	100,758
Total past due loans	215,548	24,864	240,412
Total current loans	6,544,155	411,251	6,955,406
Total recorded investment of mortgage loans[1]	$6,759,703	$436,115	$7,195,818

In process of foreclosure (included above)[2]	$67,679	$766	$68,445
Serious delinquency rate[3]	1.4%	1.0%	1.4%
Past due 90 days or more and still accruing interest[4]	$—	$4,427	$4,427
Non-accrual mortgage loans[5]	$97,477	$—	$97,477

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.
2
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans depending on their payment status.

3	Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total recorded investment.
4	Represents government-insured mortgage loans that are 90 days or more past due.
5	Represents conventional mortgage loans that are 90 days or more past due and TDRs.

Individually Evaluated Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank considers all TDRs and collateral-dependent loans (i.e., loans in which repayment is expected to be provided solely by the sale of the underlying collateral) to be impaired. The following table summarizes the recorded investment and related allowance of the Bank's individually evaluated impaired loans (dollars in thousands):

	March 31, 2012		December 31, 2011
	Recorded Investment[1]	Related Allowance	Recorded Investment[1]	Related Allowance
Impaired loans with an allowance	$67,883	$11,717	$68,107	$12,532
Impaired loans without an allowance	606	—	718	—
Total	$68,489	$11,717	$68,825	$12,532

1	Recorded investment approximates the unpaid principal balance of individually evaluated impaired loans.

The Bank did not recognize any interest income on impaired loans during three months ended March 31, 2012. The average recorded investment on impaired loans with an allowance was $69.9 million during the three months ended March 31, 2012. The average recorded investment on impaired loans without an allowance was $0.6 million during the three months ended March 31, 2012. The Bank did not consider any loans impaired during the three months ended March 31, 2011.

Real Estate Owned. At March 31, 2012 and December 31, 2011, the Bank had $18.1 million and $18.3 million of REO recorded as a component of "Other assets" in the Statements of Condition.

Term Securities Purchased Under Agreements to Resell

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments with highly rated counterparties. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the Bank or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If a resale agreement is deemed impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings. At March 31, 2012 and December 31, 2011, based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for term securities purchased under agreements to resell.

Term Federal Funds Sold

The Bank invests in term Federal funds sold with highly rated counterparties. These investments are generally short-term and their carrying value approximates fair value. If term Federal funds sold are not paid when due, the Bank will evaluate whether or not an allowance for credit losses is necessary. As of March 31, 2012 and December 31, 2011, all investments in term Federal funds sold were repaid or expected to be repaid according to their contractual terms. As a result, the Bank determined that no allowance for credit losses was needed for term Federal funds sold.

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

The types of hedged items are:

•advances;

•investment securities;

•mortgage loans;

•consolidated obligations; and

•firm commitments.
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

The following tables summarize the Bank's fair value of derivative instruments (dollars in thousands). For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

	March 31, 2012
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$29,840,855	$174,655	$586,501
Derivatives not designated as hedging instruments
Interest rate swaps	6,997,515	10,243	52,313
Interest rate caps	3,450,000	15,253	—
Forward settlement agreements (TBAs)	358,500	473	619
Mortgage delivery commitments	355,990	673	559
Total derivatives not designated as hedging instruments	11,162,005	26,642	53,491
Total derivatives before netting and collateral adjustments	$41,002,860	201,297	639,992
Netting adjustments		(194,063)	(194,063)
Cash collateral and related accrued interest		(3,800)	(344,745)
Total netting adjustments and cash collateral[1]		(197,863)	(538,808)
Derivative assets and liabilities		$3,434	$101,184

	December 31, 2011
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$29,869,150	$202,729	$944,514
Derivatives not designated as hedging instruments
Interest rate swaps	7,562,011	3,587	68,169
Interest rate caps	3,450,000	15,948	—
Forward settlement agreements (TBAs)	90,500	—	647
Mortgage delivery commitments	89,971	543	73
Total derivatives not designated as hedging instruments	11,192,482	20,078	68,889
Total derivatives before netting and collateral adjustments	$41,061,632	222,807	1,013,403
Netting adjustments		(221,355)	(221,355)
Cash collateral and related accrued interest		—	(675,242)
Total netting adjustments and cash collateral[1]		(221,355)	(896,597)
Derivative assets and liabilities		$1,452	$116,806

1
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparties.

The following table summarizes the components of “Net gain on derivatives and hedging activities” as presented in the Statements of Income (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Derivatives designated as hedging instruments
Interest rate swaps	$4,139	$3,635
Derivatives not designated as hedging instruments
Interest rate swaps	22,057	2,513
Interest rate caps and floors	(694)	(7,105)
Forward settlement agreements (TBAs)	(702)	(119)
Mortgage delivery commitments	348	(17)
Net interest settlements	(4,161)	3,077
Total net gain (loss) related to derivatives not designated as hedging instruments	16,848	(1,651)
Net gain on derivatives and hedging activities	$20,987	$1,984

The following tables summarize, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income (dollars in thousands):

	Three Months Ended March 31, 2012
Hedged Item Type	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$9,952	$(8,703)	$1,249	$(2,943)
Advances	28,086	(27,045)	1,041	(60,265)
Bonds	(40,351)	42,200	1,849	38,974
Total	$(2,313)	$6,452	$4,139	$(24,234)

	Three Months Ended March 31, 2011
Hedged Item Type	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$5,291	$(4,828)	$463	$(2,908)
Advances	100,778	(98,591)	2,187	(82,077)
Bonds	(108,022)	109,007	985	70,297
Total	$(1,953)	$5,588	$3,635	$(14,688)

1	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative contracts. The degree of counterparty credit risk depends on the extent to which collateral agreements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policies and Finance Agency regulations. The Bank requires collateral agreements on all derivative contracts that establish collateral delivery thresholds. Based on credit analyses and collateral requirements, the Bank does not anticipate any credit losses on its derivatives at March 31, 2012. See "Note 14 — Fair Value" for a discussion on the Bank's fair value methodology for derivatives.

The following table presents the Bank's credit risk exposure to derivative instruments (dollars in thousands):

	March 31, 2012	December 31, 2011
Net accrued interest receivable	$1,638	$851
Other credit risk exposure	5,596	601
Total credit risk exposure	7,234	1,452
Less: Cash collateral held and related accrued interest	(3,800)	—
Credit risk exposure after collateral	$3,434	$1,452

A majority of the Bank's derivative contracts contain provisions that require the Bank to deliver additional collateral on derivatives in net liability positions to counterparties if there is deterioration in the Bank's credit rating. At March 31, 2012, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) was $443.5 million, for which the Bank posted cash collateral (including accrued interest) of $344.7 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver up to an additional $63.0 million of collateral to its derivative counterparties at March 31, 2012.

Note 12 — Consolidated Obligations

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At March 31, 2012 and December 31, 2011, the total par value of outstanding consolidated obligations of the 12 FHLBanks was approximately $658.0 billion and $691.9 billion.

BONDS

The following table summarizes the Bank's bonds outstanding by year of contractual maturity (dollars in thousands):

	March 31, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$15,837,355	1.09	$13,808,650	1.05
Due after one year through two years	7,270,660	1.16	7,388,560	1.57
Due after two years through three years	3,398,800	2.19	3,048,490	1.99
Due after three years through four years	1,977,340	3.69	2,994,040	3.38
Due after four years through five years	2,261,940	3.17	2,669,535	3.32
Thereafter	6,598,010	3.65	6,809,420	3.74
Index amortizing notes	982,233	5.12	1,077,716	5.12
Total par value	38,326,338	2.00	37,796,411	2.17
Premiums	29,612		32,445
Discounts	(22,192)		(23,678)
Fair value hedging adjustments
Cumulative fair value loss on existing hedges	84,553		126,095
Basis adjustments from terminated or ineffective hedges	59,450		76,360
Fair value option adjustments
Cumulative fair value loss	3,221		3,814
Accrued interest payable	1,093		873
Total	$38,482,075		$38,012,320

The following table summarizes the Bank's bonds outstanding by call features (dollars in thousands):

	March 31, 2012	December 31, 2011
Noncallable or nonputable	$30,199,338	$28,640,411
Callable	8,127,000	9,156,000
Total par value	$38,326,338	$37,796,411

Interest Rate Payment Terms

The following table summarizes the Bank's bonds by interest rate payment terms (dollars in thousands):

	March 31, 2012	December 31, 2011
Fixed rate	$32,044,338	$31,145,411
Simple variable rate	2,775,000	2,675,000
Step-up	3,457,000	3,761,000
Step-down	50,000	215,000
Total par value	$38,326,338	$37,796,411

At March 31, 2012 and December 31, 2011, 58 and 56 percent of the Bank's fixed rate, step-up, and step-down bonds were swapped to a variable rate index through the use of interest rate swaps accounted for as derivatives in fair value or economic hedge relationships. At March 31, 2012 and December 31, 2011, all of the Bank's variable rate bonds were swapped to another variable rate index through the use of interest rate swaps accounted for as derivatives in economic hedge relationships.

Extinguishment of Debt

During the three months ended March 31, 2012, the Bank extinguished bonds with a total par value of $150.5 million and recognized losses of $22.7 million in other (loss) income. During the three months ended March 31, 2011, the Bank extinguished bonds with a total par value of $33.0 million and recognized losses of $4.6 million in other (loss) income.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in thousands):

	March 31, 2012		December 31, 2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$5,728,579	0.13	$6,811,999	0.09
Discounts	(2,239)		(199)
Fair value option adjustments	144		(2,034)
Total	$5,726,484		$6,809,766

At March 31, 2012 and December 31, 2011, 56 and 51 percent of the Bank's discount notes were swapped to a variable rate index through the use of interest rate swaps accounted for as derivatives in economic hedging relationships.

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At March 31, 2012 and December 31, 2011, the Bank did not have any nonpermanent capital.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to safe and sound business operations.

The following table shows the Bank's compliance with the Finance Agency's three regulatory capital requirements (dollars in thousands):

	March 31, 2012		December 31, 2011
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$493,845	$2,678,883	$540,735	$2,684,022
Regulatory capital	$1,933,784	$2,678,883	$1,949,333	$2,684,022
Leverage capital	$2,417,230	$4,018,324	$2,436,666	$4,026,032
Capital-to-asset ratio	4.00%	5.54%	4.00%	5.51%
Leverage ratio	5.00%	8.31%	5.00%	8.26%

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

Excess Stock

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess capital stock. In addition, the Bank, at its discretion, may repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan or (ii) a member submits a notice to redeem all or a portion of the excess activity based capital stock. On January 4, 2012, the Bank reduced its operational threshold for excess activity-based capital stock from $50,000 to zero. At March 31, 2012 and December 31, 2011, the Bank had excess capital stock (including excess mandatorily redeemable capital stock) of $33.6 million and $80.7 million.

Mandatorily Redeemable Capital Stock

The following table summarizes a rollforward of the Bank's mandatorily redeemable capital stock (dollars in thousands):

	March 31, 2012	December 31, 2011
Balance, beginning of year	$6,169	$6,835
Mandatorily redeemable capital stock issued	—	6
Capital stock subject to mandatory redemption reclassified from capital stock	996	6,682
Redemption of mandatorily redeemable capital stock	(275)	(7,354)
Balance, end of period	$6,890	$6,169

Restricted Retained Earnings
The Joint Capital Enhancement Agreement (JCE Agreement), as amended, provides that the Bank will allocate 20 percent of its net income each quarter to a separate restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings will not be available to pay dividends. At March 31, 2012 and December 31, 2011, the Bank's restricted retained earnings account totaled $15.6 million and $6.5 million.
Accumulated Other Comprehensive Income

The following table summarizes a rollforward of the Bank's accumulated other comprehensive income (dollars in thousands):

	Net unrealized gains on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income

BALANCE DECEMBER 31, 2010	$92,222	$(1,691)	$90,531
Other comprehensive (loss) income	(26,510)	52	(26,458)
BALANCE MARCH 31, 2011	$65,712	$(1,639)	$64,073

BALANCE DECEMBER 31, 2011	$137,240	$(2,679)	$134,561
Other comprehensive (loss) income	(3,193)	92	(3,101)
BALANCE MARCH 31, 2012	$134,047	$(2,587)	$131,460

Note 14 — Fair Value

Fair value amounts are determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability.

The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:

•	Level 1 Inputs - Quoted prices (unadjusted) for identical assets or liabilities in an active market that the Bank can access on the measurement date.

•
Level 2 Inputs - Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (i) quoted prices for similar assets or liabilities in active markets; (ii) quoted prices for identical or similar assets or liabilities in markets that are not active; (iii) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, implied volatilities, and credit spreads); and (iv) market-corroborated inputs.

•	Level 3 Inputs - Unobservable inputs for the asset or liability.

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the three months ended March 31, 2012 and 2011.

The following table summarizes the carrying value and fair value of the Bank's financial instruments at March 31, 2012 (dollars in thousands). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$301,628	$301,628	$—	$—	$—	$301,628
Interest-bearing deposits	5,478	—	5,449	—	—	5,449
Securities purchased under agreements to resell	1,850,000	—	1,850,000	—	—	1,850,000
Federal funds sold	1,565,000	—	1,565,000	—	—	1,565,000
Trading securities	748,526	—	748,526	—	—	748,526
Available-for-sale securities	5,345,592	—	5,345,592	—	—	5,345,592
Held-to-maturity securities	4,631,267	—	4,753,704	43,491	—	4,797,195
Advances	26,608,092	—	26,854,096	—	—	26,854,096
Mortgage loans held for portfolio, net	7,155,049	—	7,527,261	56,772	—	7,584,033
Accrued interest receivable	79,893	—	79,893	—	—	79,893
Derivative assets	3,434	473	200,824	—	(197,863)	3,434
Liabilities
Deposits	879,057	—	879,052	—	—	879,052
Consolidated obligations
Discount notes	5,726,484	—	5,726,509	—	—	5,726,509
Bonds	38,482,075	—	39,816,581	—	—	39,816,581
Total consolidated obligations	44,208,559	—	45,543,090	—	—	45,543,090
Mandatorily redeemable capital stock	6,890	6,890	—	—	—	6,890
Accrued interest payable	159,416	—	159,416	—	—	159,416
Derivative liabilities	101,184	619	639,373	—	(538,808)	101,184
Other
Standby letters of credit	(1,518)	—	—	(1,518)	—	(1,518)
Standby bond purchase agreements	—	—	2,115	—	—	2,115

1
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparties.

The following table summarizes the carrying value and fair value of the Bank's financial instruments at December 31, 2011 (dollars in thousands):

Financial Instruments	Carrying Value	Fair Value
Assets
Cash and due from banks	$240,156	$240,156
Interest-bearing deposits	6,337	6,297
Securities purchased under agreements to resell	600,000	600,000
Federal funds sold	2,115,000	2,115,000
Trading securities	1,365,121	1,365,121
Available-for-sale securities	5,355,564	5,355,564
Held-to-maturity securities	5,195,200	5,380,021
Advances	26,591,023	26,867,150
Mortgage loans held for portfolio, net	7,137,970	7,597,462
Accrued interest receivable	73,009	73,009
Derivative assets	1,452	1,452
Liabilities
Deposits	750,095	750,089
Consolidated obligations
Discount notes	6,809,766	6,809,872
Bonds	38,012,320	39,501,654
Total consolidated obligations	44,822,086	46,311,526
Mandatorily redeemable capital stock	6,169	6,169
Accrued interest payable	155,241	155,241
Derivative liabilities	116,806	116,806
Other
Standby letters of credit	(1,604)	(1,604)
Standby bond purchase agreements	—	2,199

Summary of Valuation Techniques and Primary Inputs

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

The Bank's valuation technique for estimating the fair values of its investment securities first requires the establishment of a “median” price for each security. If four prices are received, the average of the middle two prices is the median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the final price) subject to some type of validation. All prices that are within a specified tolerance threshold of the median price are included in the cluster of prices that are averaged to compute a default price. All prices that are outside the threshold (outliers) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. Alternatively, if the analysis confirms that an outlier (or outliers) is (are) in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.

As an additional step, the Bank reviews the final fair value estimates of its private-label MBS holdings quarterly for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private-label MBS using the estimated fair value derived from the process previously described and the security's projected cash flows and compared such yield to the yield for comparable securities according to dealers and/or other third-party sources. No significant variances were noted. Therefore, the Bank determined that its fair value estimates for private-label MBS were appropriate at March 31, 2012.

As of March 31, 2012 and December 31, 2011, three or four prices were received for substantially all of the Bank's investment securities and the final prices for substantially all of those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Real Estate Owned. The fair value of REO is estimated using a current property value from the MPF Servicer or a broker price opinion adjusted for estimated selling costs.

Accrued Interest Receivable and Payable. The fair value approximates the carrying value.

Derivative Assets and Liabilities. The fair value of derivatives is generally estimated using standard valuation techniques such as discounted cash flow analyses and comparisons to similar instruments. In limited instances, fair value estimates for interest-rate related derivatives may be obtained using an external pricing model that utilizes observable market data. The Bank is subject to credit risk in derivatives transactions due to the potential nonperformance of its derivatives counterparties, which are generally highly rated institutions. To mitigate this risk, the Bank has entered into master netting agreements for derivatives with their counterparties. In addition, the Bank has entered into bilateral security agreements with all of its active derivatives counterparties that provide for the delivery of collateral at specified levels tied to those counterparties' credit ratings to limit its net unsecured credit exposure to those counterparties. The Bank has evaluated the potential for the fair value of the derivatives to be affected by counterparty credit risk and its own credit risk and has determined that no adjustments were significant to the overall fair value measurements.

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

The Bank's discounted cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). For interest-related derivatives, the Bank utilizes the LIBOR Swap Curve and a volatility assumption to estimate fair value. For forward settlement agreements (TBAs), the Bank utilizes TBA securities prices that are determined by coupon class and expected term until settlement. For mortgage delivery commitments, the Bank utilizes TBA securities prices adjusted for differences in coupon and average loan rate.

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

Consolidated Obligations. The fair value of consolidated obligations is based on prices received from pricing services (consistent with the methodology for investment securities discussed above) or determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest payable. For consolidated obligations elected under the fair value option, fair value includes accrued interest payable. The discount rates used in these calculations are for consolidated obligations with similar terms. The Bank uses the CO Curve and a volatility assumption for measuring the fair value of consolidated obligations.

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

Subjectivity of Estimates. Estimates of the fair value of financial assets and liabilities using the methods described above are highly subjective and require judgments regarding significant matters, such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates.

Fair Value on a Recurring Basis

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at March 31, 2012 (dollars in thousands):

	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
TLGP debentures	$—	$280,256	$—	$—	$280,256
Taxable municipal bonds	—	283,668	—	—	283,668
Other U.S. obligations	—	123,554	—	—	123,554
Government-sponsored enterprise obligations	—	61,048	—	—	61,048
Available-for-sale securities
TLGP debentures	—	563,982	—	—	563,982
Taxable municipal bonds	—	189,128	—	—	189,128
Other U.S. obligations	—	168,647	—	—	168,647
Government-sponsored enterprise obligations	—	742,981	—	—	742,981
Other non-MBS	—	90,678	—	—	90,678
Government-sponsored enterprise MBS	—	3,590,176	—	—	3,590,176
Derivative assets
Interest rate related	—	200,151	—	(197,863)	2,288
Forward settlement agreements (TBAs)	473	—	—	—	473
Mortgage delivery commitments	—	673	—	—	673
Total assets at fair value	$473	$6,294,942	$—	$(197,863)	$6,097,552
Liabilities
Discount notes[2]	$—	$3,181,930	$—	$—	$3,181,930
Bonds[3]	—	2,794,314	—	—	2,794,314
Derivative liabilities
Interest rate related	—	638,814	—	(538,808)	100,006
Forward settlement agreements (TBAs)	619	—	—	—	619
Mortgage delivery commitments	—	559	—	—	559
Total liabilities at fair value	$619	$6,615,617	$—	$(538,808)	$6,077,428

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

The following table summarizes impaired mortgage loans held for portfolio and REO that were recorded at fair value as a result of a non-recurring change in fair value having been recorded in the quarter then ended (dollars in thousands):

	March 31, 2012	December 31, 2011
Impaired mortgage loans held for portfolio	$56,772	$55,575
Real estate owned	793	1,089
Total non-recurring assets	$57,565	$56,664

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

During the three months ended March 31, 2012 and 2011, the Bank elected to record certain bonds and discount notes that did not qualify for hedge accounting at fair value under the fair value option. In order to achieve some offset to the fair value adjustment recorded on the fair value option consolidated obligations, the Bank executed interest rate swaps accounted for as economic derivatives.

The following table summarizes the activity related to consolidated obligations in which the fair value option has been elected (dollars in thousands):

	Three Months Ended March 31,
	2012		2011
	Bonds	Discount Notes	Bonds	Discount Notes
Balance, beginning of period	$2,694,687	$3,474,596	$2,816,850	$—
New consolidated obligations elected for fair value option	100,000	—	—	242,725
Maturities and terminations	—	(292,825)	(210,000)	—
Net (gain) loss on consolidated obligations held at fair value	(593)	(1,259)	1,164	(167)
Change in accrued interest/unaccreted balance	220	1,418	(329)	46
Balance, end of period	$2,794,314	$3,181,930	$2,607,685	$242,604

The following table summarizes the changes in fair value included in the Statements of Income for consolidated obligations in which the fair value option has been elected (dollars in thousands):

	Three Months Ended March 31,
	2012		2011
	Bonds	Discount Notes	Bonds	Discount Notes
Interest expense[1]	$(1,764)	$(1,417)	$(2,992)	$(46)
Net gain (loss) on consolidated obligations held at fair value	593	1,259	(1,164)	167
Total change in fair value	$(1,171)	$(158)	$(4,156)	$121

1	Includes discount amortization on fair value option discount notes.

For consolidated obligations recorded under the fair value option, the related contractual interest expense as well as the discount amortization on fair value option discount notes is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net gain (loss) on consolidated obligations held at fair value” in the Statements of Income. At March 31, 2012 and December 31, 2011, the Bank determined no credit risk adjustments for nonperformance were necessary to the consolidated obligations recorded under the fair value option. Concessions paid on consolidated obligations under the fair value option are expensed as incurred and recorded in other (loss) income in the Statements of Income.

The following table summarizes the difference between the unpaid principal balance and fair value of outstanding consolidated obligations for which the fair value option has been elected (dollars in thousands):

	March 31, 2012		December 31, 2011
	Bonds	Discount Notes	Bonds	Discount Notes
Unpaid principal balance	$2,790,000	$3,183,806	$2,690,000	$3,476,631
Fair value	2,794,314	3,181,930	2,694,687	3,474,596
Fair value over (under) unpaid principal balance	$4,314	$(1,876)	$4,687	$(2,035)

Note 15 — Commitments and Contingencies

Joint and Several Liability. The 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At March 31, 2012 and December 31, 2011, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $614.0 billion and $647.3 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in thousands):

	March 31, 2012			December 31, 2011
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding	$3,175,235	$313,233	$3,488,468	$3,696,007
Standby bond purchase agreements outstanding	—	655,713	655,713	671,460
Commitments to purchase mortgage loans	355,990	—	355,990	89,971
Commitments to issue bonds	462,800	—	462,800	93,135

Standby Letters of Credit. Standby letters of credit are executed with members for a fee. A standby letter of credit is a financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 20 years, with a final expiration in 2030. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $1.5 million and $1.6 million at March 31, 2012 and December 31, 2011.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at March 31, 2012 and December 31, 2011 is reported in “Note 14 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing authorities within its district whereby, for a fee, it agrees to serve as a liquidity provider if required, to purchase and hold the housing authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bonds. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2016. At March 31, 2012 and December 31, 2011, the Bank had standby bond purchase agreements with four housing associates. During the three months ended March 31, 2012 and 2011, the Bank was not required to purchase any bonds under these agreements. For the three months ended March 31, 2012 and 2011, the Bank received fees for the guarantees that amounted to $0.5 million and $0.4 million. The estimated fair value of standby bond purchase agreements at March 31, 2012 and December 31, 2011 is reported in “Note 14 — Fair Value.”

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to fund or purchase mortgage loans. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at March 31, 2012 and December 31, 2011 is reported in “Note 11 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Other Commitments. On April 14, 2011, the Bank entered into an agreement with the Missouri Housing Development Commission to purchase up to $100 million of taxable, fixed rate, single-family mortgage revenue bonds. This agreement expired on April 16, 2012. On September 29, 2011, the Bank entered into an agreement with the Iowa Finance Authority (IFA) to purchase up to $50 million of taxable, variable rate, multi-family mortgage revenue bonds. This agreement expires on December 31, 2012. As of March 31, 2012, the Bank had purchased $11.5 million of bonds under the IFA agreement. These bonds are classified as HTM in the Bank's Statements of Condition.

As described in “Note 10 — Allowance for Credit Losses”, the FLA is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments was $125.3 million and $124.4 million at March 31, 2012 and December 31, 2011.
In conjunction with its sale of certain mortgage loans to Fannie Mae through the FHLBank of Chicago in 2009, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $1.2 million by December 31, 2012, $0.8 million by December 31, 2015, and $0.3 million by December 31, 2020. At March 31, 2012, the FHLBank of Chicago had not requested any indemnification payments from the Bank pursuant to this agreement.

Legal Proceedings. The Bank is not currently aware of any material pending legal proceedings other than ordinary routine litigation incidental to the business, to which it is a party or of which any of its property is the subject.

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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in thousands):

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Interest-bearing deposits	$239	4.4	$239	3.8
Advances	585,601	2.2	611,033	2.4
Mortgage loans	74,992	1.1	74,628	1.1
Deposits	6,785	0.8	12,616	1.7
Capital stock	38,886	1.9	40,892	1.9

Business Concentrations

The Bank has business concentrations with stockholders whose capital stock outstanding is in excess of ten percent of the Bank's total capital stock outstanding (including mandatorily redeemable capital stock). At March 31, 2012 and December 31, 2011, the Bank did not have any business concentrations with stockholders.

Note 17 — Activities with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago for its participation in the MPF program. This service fee expense is recorded as an offset to other (loss) income. For the three months ended March 31, 2012 and 2011, the Bank recorded $0.6 million and $0.5 million in service fee expense to the FHLBank of Chicago.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The Bank did not loan or borrow any funds to or from other FHLBanks during the three months ended March 31, 2012. The Bank borrowed $40.0 million from the FHLBank of Chicago during the three months ended March 31, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our MD&A and Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (SEC) on March 14, 2012 (2011 Form 10-K). Our MD&A is designed to provide information that will help the reader develop a better understanding of our financial statements, key financial statement changes from quarter to quarter, and the primary factors driving those changes. Our MD&A is organized as follows:

Forward-Looking Information

Statements contained in this report, including statements describing the objectives, projections, estimates, or future predictions in our operations, may be forward-looking statements. These statements may be identified by the use of forward-looking terminology, such as believes, projects, expects, anticipates, estimates, intends, strategy, plan, could, should, may, and will or their negatives or other variations on these terms. By their nature, forward-looking statements involve risk or uncertainty, and actual results could differ materially from those expressed or implied or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, but are not limited to, the following:

•
political or economic events, including legislative, regulatory, monetary, judicial, or other developments that affect us, our members, our counterparties, and/or our investors in the consolidated obligations of the 12 Federal Home Loan Banks (FHLBanks);

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

For additional information regarding these and other risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements, see “Item 1A. Risk Factors” in our 2011 Form 10-K. You are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made as of the date of this report. We undertake no obligation to update or revise any forward-looking statement.

Executive Overview

Our Bank is a member-owned cooperative serving shareholder members in a five-state region (Iowa, Minnesota, Missouri, North Dakota, and South Dakota). Our mission is to provide funding and liquidity to our members and eligible housing associates so that they can meet the housing, economic development, and business needs of the communities they serve. We fulfill our mission by providing liquidity to our members and housing associates through advances, supporting residential mortgage lending through the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago), and providing affordable housing programs that create housing opportunities for low and moderate income families. Our members may include commercial banks, thrifts, credit unions, insurance companies, and community development financial institutions.

For the three months ended March 31, 2012, we recorded net income of $45.2 million compared to $26.0 million for the same period in 2011. Our net income, calculated in accordance with accounting principles generally accepted in the U.S. (GAAP), was primarily impacted by net interest income, losses on debt extinguishments, and gains on derivatives and hedging activities.

Our net interest income totaled $69.9 million for the three months ended March 31, 2012 compared with $62.1 million for the same period last year. The increase was primarily driven by improved funding costs and advance prepayment fee income, partially offset by a decline in investment interest income. During the three months ended March 31, 2012, our interest expense on consolidated obligations decreased $39.9 million when compared to the same period in 2011. The decrease was due to a decline in consolidated obligation bond volumes and the low interest rate environment. In addition, we called certain higher-costing debt in order to reduce our future interest costs and reposition our balance sheet. These improved funding costs were partially offset by a decline in our investment interest income, which declined $33.5 million compared to the same period in 2011 primarily due to principal paydowns on mortgage-backed securities (MBS).

In addition, for the three months ended March 31, 2012, net interest income included advance prepayment fee income, net of hedging fair value adjustments of $16.9 million compared to $3.1 million for the same period in 2011. The majority of these prepayment fees were the result of a member's prepayment of approximately $2.1 billion of fixed rate advances. The prepaid advances were primarily replaced with variable rate advances and therefore did not impact our total advance balance at March 31, 2012. We are required by regulation to charge a prepayment fee to make us financially indifferent to a member's decision to prepay an advance prior to its stated maturity.

We utilized the advance prepayment fees noted above to extinguish certain consolidated obligation bonds. We extinguished bonds with a total par value of $150.5 million and $33.0 million during the three months ended March 31, 2012 and 2011, and recorded losses of $22.7 million and $4.6 million, respectively. These losses are reflected through "Net loss on extinguishment of debt" in the Statements of Income, which is a component of other (loss) income.

Our net income for the three months ended March 31, 2012 was positively impacted by the use of derivatives and hedging activities. We utilize derivative instruments to manage our interest rate risk, including mortgage prepayment risk, and to achieve our risk management objectives. Because derivative accounting rules require all derivatives to be recorded at fair value in our Statements of Condition, we may be subject to income statement volatility. During the three months ended March 31, 2012, we recorded net gains of $21.0 million on our derivatives and hedging activities compared to net gains of $2.0 million in the same period of 2011. These gains were recorded as a component of other (loss) income and were primarily due to economic derivatives, which do not qualify for fair value hedge accounting. During the three months ended March 31, 2012, we recorded net gains of $16.9 million on economic derivatives compared to losses of $1.6 million during the same period in 2011. These gains were primarily due to the effect of changes in interest rates on interest rate swaps economically hedging our trading securities portfolio and consolidated obligations we have elected to carry at fair value under the fair value option. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedges and the gains and losses recorded on the corresponding trading securities and consolidated obligations held at fair value.

Our total assets decreased to $48.3 billion at March 31, 2012 from $48.7 billion at December 31, 2011 due primarily to a decrease in investment securities. Our investment securities decreased mainly due to principal paydowns on MBS and maturities of Temporary Liquidity Guarantee Program (TLGP) debentures. Our total liabilities decreased to $45.5 billion at March 31, 2012 from $45.9 billion at December 31, 2011 due primarily to a decrease in consolidated obligation discount notes. The decrease in consolidated obligation discount notes is consistent with the decrease in total assets during the three months ended March 31, 2012. At March 31, 2012 and December 31, 2011, our total capital was $2.8 billion.

Adjusted Earnings

As part of evaluating financial performance, we adjust GAAP net income before assessments (GAAP net income) and GAAP net interest income before provision for credit losses (GAAP net interest income) for the impact of (i) market adjustments relating to derivatives and hedging activities and instruments held at fair value, (ii) realized gains (losses) on the sale of investment securities, (iii) holding gains (losses) on trading securities, and (iv) other unpredictable items, including asset prepayment fee income and debt extinguishment losses. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income before provision for credit losses (adjusted net interest income) and adjusted net income before assessments (adjusted net income).

Because our business model is primarily one of holding assets and liabilities to maturity, management believes that the adjusted earnings measure is helpful in understanding our operating results and provides a meaningful period-to-period comparison in contrast to GAAP income, which can be impacted by fair value changes driven by market volatility or transactions that are considered to be unpredictable. Market volatility in our Statements of Income is primarily driven by derivatives and hedging activities as well as investments classified as trading in our Statements of Condition. We utilize derivative instruments to manage interest rate risk, including prepayment risk, and to achieve our risk management objectives. The use of derivative instruments requires that, on a GAAP basis, we record the changes in fair value of our derivative instruments and related hedged items (if applicable) in earnings, which can create volatility. In general, we acquire and classify certain investments as trading securities for liquidity purposes. The trading classification requires that, on a GAAP basis, we record these securities at fair value with changes in fair value reported through earnings.

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

The following table summarizes the reconciliation between GAAP net interest income and adjusted net interest income (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Net interest income before provision for credit losses (GAAP)	$69.9	$62.1
Excludes:
Prepayment fees on advances, net	16.9	3.1
Prepayment fees on investments	—	14.6
Fair value hedging adjustments	—	0.2
Total adjustments	16.9	17.9
Includes items reclassified from other loss:
Net interest (expense) income on economic hedges	(4.2)	3.1
Adjusted net interest income before provision for credit losses	$48.8	$47.3
Adjusted net interest margin	0.38%	0.36%

Our adjusted net interest income increased $1.5 million during the three months ended March 31, 2012 compared to the same period in 2011. The increase was mainly due to lower interest expense on consolidated obligations, partially offset by lower interest income on investments. Our consolidated obligation interest expense decreased due to a reduction in funding needs resulting from a decline in assets. In addition, as a result of the low interest rate environment, we called certain higher-costing debt in order to reduce our funding interest costs and reposition our balance sheet. Our investment interest income declined primarily due to MBS principal paydowns. Along with the increase in adjusted net interest income, our adjusted net interest margin increased to 0.38 percent during the three months ended March 31, 2012 from 0.36 percent during the same period in 2011.

The following table summarizes the reconciliation between GAAP net income and adjusted net income (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Net income before assessments (GAAP)	$50.2	$35.4
Excludes:
Adjustments to net interest income (per table above)	16.9	17.9
Net loss on trading securities	(6.6)	(3.3)
Net gain (loss) on consolidated obligations held at fair value	1.8	(1.0)
Net gain on derivatives and hedging activities	21.0	2.0
Net loss on extinguishment of debt	(22.7)	(4.6)
Includes:
Net interest (expense) income on economic hedges	(4.2)	3.1
Amortization of hedging costs[1]	(1.7)	(1.1)
Adjusted net income before assessments	$33.9	$26.4

1	Represents the amortization of upfront fee payments on derivative instruments.

Our adjusted net income increased $7.5 million during the three months ended March 31, 2012 when compared to the same period in 2011. The increase was due to a decreased provision for credit losses on mortgage loans and increased adjusted net interest income, partially offset by increased losses on the sale of real estate owned (REO). We recorded no provision for credit losses on mortgage loans during the three months ended March 31, 2012 compared to a provision of $5.6 million for the same period in 2011. The provision during 2011 was driven primarily by increased loss severities, management's expectation that loans migrating to REO and loss severities would likely increase in the future, and decreased availability of performance-based credit enhancement fees. Adjusted net interest income increased primarily due to improved funding costs, partially offset by a decline in investment interest income. Due to continued deterioration in real estate values, we recorded $1.9 million of losses on the sale of REO during the three months ended March 31, 2012 compared to losses of $1.5 million during the same period in 2011.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Conditions in the Financial Markets

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND DECEMBER 31, 2011

Economy and Capital Markets

Economic and market data received since the Federal Open Market Committee (FOMC) meeting in January of 2012 suggests a moderate pace of economic expansion. Labor market conditions continued to improve as evidenced by a decline in the unemployment rate in recent months, however, it still remains above full employment levels. Household spending and business fixed investments have continued to expand but the housing sector remains depressed. Inflation has been subdued in recent months, although prices of crude oil and gasoline have increased since the beginning of the year.

In its March 13, 2012 statement, the FOMC stated that it expects moderate economic growth over the coming year and consequently anticipates that the unemployment rate will decline gradually toward levels that the FOMC judges to be consistent with its mandate to foster maximum employment and price stability. Strains in the global financial markets have eased, though they continue to pose downside risk to the economic outlook. The recent increase in oil and gasoline prices may push inflation up temporarily, but the FOMC anticipates that subsequent inflation will run at or below the rate it judges to be consistent with its mandate.

Mortgage Markets

The depressed housing sector resulted in minimal growth for new consumer, mortgage, and commercial loans during the three months ended March 31, 2012. Despite low mortgage interest rates, access to mortgage credit remained limited as a result of tight credit policies, lower home prices, and high unemployment levels. The imbalance between housing supply and demand, the substantial backlog of vacant properties for sale, and the significant proportion of distressed property sales kept downward pressure on housing prices throughout the three months ended March 31, 2012. To help bolster conditions in the mortgage markets, the FOMC decided to continue its existing policies to reinvest principal payments from its holdings of agency debt and agency MBS into agency MBS.

Interest Rates

The following table shows information on key average market interest rates:

	First Quarter 2012 3-Month Average	First Quarter 2011 3-Month Average	March 31, 2012 Ending Rate	December 31, 2011 Ending Rate
Federal funds[1]	0.11%	0.16%	0.09%	0.04%
Three-month LIBOR[1]	0.51	0.31	0.47	0.58
2-year U.S. Treasury[1]	0.28	0.68	0.33	0.28
10-year U.S. Treasury[1]	2.03	3.44	2.21	2.02
30-year residential mortgage note[1]	3.93	4.85	4.08	3.95

1	Source is Bloomberg.

The Federal Reserve's key targeted interest rate, the Federal funds rate, maintained a range of 0.00 to 0.25 percent throughout the first quarter of 2012. In its March 13, 2012 statement, the FOMC noted that it currently anticipates that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate at least through late-2014. Average three-month LIBOR remained low throughout the first quarter of 2012. During the last quarter of 2011, average three-month LIBOR began to steadily increase. However, three-month LIBOR decreased slightly in the first quarter of 2012. Because a considerable portion of our assets and liabilities are directly tied to short-term interest rates, our interest income and interest expense were affected by the short-term interest rates through the first quarter of 2012. Average U.S. Treasury yields remained historically low throughout the first quarter of 2012 when compared to 2011. Mortgage rates generally moved in tandem with the U.S. Treasury market during the first quarter of 2012.

To support economic recovery and to help ensure that inflation, over time, is at levels consistent with the Federal Reserve's long-term goal for monetary policy, the FOMC decided to continue its program to extend the average maturity of its holdings of securities as announced in September of 2011. This program, known as "Operation Twist", was implemented by the Federal Reserve to help make broader financial conditions more accommodative. In addition, the FOMC will maintain its existing policy of rolling over maturing U.S. Treasury securities at auction. The Federal Reserve will regularly review the size and composition of its securities holdings and is prepared to adjust those holdings as appropriate to promote a stronger economic recovery in the context of price stability.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	First Quarter 2012 3-Month Average	First Quarter 2011 3-Month Average	March 31, 2012 Ending Spread	December 31, 2011 Ending Spread
3-month	(40.3)	(13.1)	(35.8)	(53.0)
2-year	(19.1)	(4.3)	(16.5)	(31.4)
5-year	(4.7)	6.0	(2.7)	(8.7)
10-year	33.5	36.4	29.5	36.5

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During the first quarter of 2012, our shorter-term funding spreads relative to LIBOR worsened as compared to spreads at December 31, 2011, but still remained favorable when compared to historical levels. During the second half of 2011, investors sought higher quality assets for their investments following the downgrade of the U.S. Government's long-term sovereign rating. During the first quarter of 2012, concerns started to ease as the economy, both domestically and in Europe, with an improvement in domestic unemployment and a deal being struck on Greece debt. These positive developments increased investors' willingness to expand their risk tolerance levels. This led to a narrowing of short-term swap levels while our longer-term funding spreads improved relative to LIBOR throughout the first quarter of 2012. Due to the funding environment, we utilized callable and step-up debt as well as shorter-term fixed rate consolidated obligation bonds throughout the first quarter of 2012 to capture attractive funding while managing our risk profile and liquidity.

Selected Financial Data

The following table presents a summary of our Statements of Condition data for the periods indicated (dollars in millions):

Statements of Condition	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Investments[1]	$14,146	$14,637	$14,696	$15,601	$17,381
Advances	26,608	26,591	27,069	27,939	27,963
Mortgage loans held for portfolio, gross	7,173	7,157	7,351	7,244	7,220
Allowance for credit losses	(18)	(19)	(20)	(19)	(18)
Total assets	48,345	48,733	49,557	51,575	52,841
Consolidated obligations
Discount notes	5,727	6,810	5,672	8,602	3,928
Bonds	38,482	38,012	39,782	38,568	44,289
Total consolidated obligations[2]	44,209	44,822	45,454	47,170	48,217
Mandatorily redeemable capital stock	7	6	7	7	7
Capital stock — Class B putable[3]	2,074	2,109	2,107	2,140	2,118
Retained earnings	599	569	552	568	565
Accumulated other comprehensive income	131	134	135	93	64
Total capital	2,804	2,812	2,794	2,801	2,747

1
Investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $658.0 billion, $691.9 billion, $696.6 billion, $727.5 billion, and $766.0 billion at March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011, respectively.

3
Total capital stock includes excess capital stock of $33.6 million, $80.7 million, $62.5 million, $57.9 million, and $58.4 million at March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011, respectively.

The following table presents a summary of our Statements of Income data and Selected Financial Ratios for the periods indicated (dollars in millions):

	For the Three Months Ended
Statements of Income	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Net interest income[1]	$69.9	$59.2	$65.4	$48.9	$62.1
Provision for credit losses on mortgage loans	—	—	2.0	1.6	5.6
Other (loss) income[2]	(4.9)	(8.0)	(49.9)	(7.5)	(6.5)
Other expense	14.8	14.2	14.2	13.9	14.6
Net income (loss)	45.2	33.3	(0.6)	19.1	26.0
Selected Financial Ratios[3]
Net interest spread[4]	0.48%	0.38%	0.42%	0.28%	0.37%
Net interest margin[5]	0.55	0.46	0.50	0.36	0.46
Return on average equity	6.52	4.71	(0.09)	2.75	3.79
Return on average capital stock	8.80	6.29	(0.12)	3.58	4.93
Return on average assets	0.36	0.26	—	0.14	0.19
Average equity to average assets	5.46	5.48	5.38	5.14	5.08
Regulatory capital ratio[6]	5.54	5.51	5.38	5.26	5.09
Dividend payout ratio[7]	35.16	48.39	N/A	82.60	64.91

1	Represents net interest income before the provision for credit losses on mortgage loans.
2
Other (loss) income includes, among other things, net (losses) gains on trading securities, net gains (losses) on consolidated obligations held at fair value, net gains (losses) on derivatives and hedging activities, and net losses on the extinguishment of debt.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Net Income

The following table presents comparative highlights of our net income for the three months ended March 31, 2012 and 2011 (dollars in millions). These items are further described in the sections that follow.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Net interest income before provision	$69.9	$62.1	$7.8	12.6%
Provision for credit losses on mortgage loans	—	5.6	(5.6)	(100.0)
Other (loss) income	(4.9)	(6.5)	1.6	24.6
Other expense	14.8	14.6	0.2	1.4
Assessments	5.0	9.4	(4.4)	(46.8)
Net income	$45.2	$26.0	$19.2	73.8%

Net Interest Income

Our net interest income is primarily impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs, as well as returns on invested capital. Net interest income is managed within the context of tradeoff between market risk and return.

The following table presents average balances and rates of major interest rate sensitive asset and liability categories (dollars in millions):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$599	0.11%	$0.2	$111	0.26%	$0.1
Securities purchased under agreements to resell	1,812	0.12	0.5	1,747	0.13	0.6
Federal funds sold	2,276	0.09	0.5	2,608	0.15	1.0
Short-term investments	389	0.15	0.1	124	0.15	—
Mortgage-backed securities[2,3]	7,883	2.10	41.2	10,868	2.80	75.1
Other investments[2,4,6]	3,455	2.24	19.2	3,288	2.26	18.4
Advances[5,6]	26,915	1.23	82.6	28,315	1.05	73.1
Mortgage loans[7]	7,096	4.23	74.7	7,297	4.61	83.0
Total interest-earning assets	50,425	1.75	219.0	54,358	1.87	251.3
Non-interest-earning assets	627	—	—	412	—	—
Total assets	$51,052	1.72%	$219.0	$54,770	1.86%	$251.3
Interest-bearing liabilities
Deposits	$765	0.02%	$0.1	$1,167	0.06%	$0.2
Consolidated obligations
Discount notes[6]	7,848	0.10	1.9	5,270	0.13	1.7
Bonds[6]	38,480	1.54	147.1	44,733	1.70	187.2
Other interest-bearing liabilities[8]	6	2.87	—	8	3.22	0.1
Total interest-bearing liabilities	47,099	1.27	149.1	51,178	1.50	189.2
Non-interest-bearing liabilities	1,167	—	—	811	—	—
Total liabilities	48,266	1.24	149.1	51,989	1.48	189.2
Capital	2,786	—	—	2,781	—	—
Total liabilities and capital	$51,052	1.17%	$149.1	$54,770	1.40%	$189.2
Net interest income and spread		0.48%	$69.9		0.37%	$62.1
Net interest margin[9]		0.55%			0.46%
Average interest-earning assets to interest-bearing liabilities		107.06%			106.21%
Composition of net interest income
Asset-liability spread		0.48%	$61.3		0.38%	$52.0
Earnings on capital		1.24%	8.6		1.48%	10.1
Net interest income			$69.9			$62.1

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties.
2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.
3	MBS interest income includes a $14.6 million prepayment fee during the three months ended March 31, 2011 as a result of an AFS MBS prepayment.
4
Other investments include: TLGP debentures, taxable municipal bonds, other U.S. obligations, government-sponsored enterprise (GSE) obligations, state or local housing agency obligations, Private Export Funding Corporation bonds, and an equity investment in a SBIC.

5	Advance interest income includes advance prepayment fee income of $16.9 million and $3.1 million during the three months ended March 31, 2012 and 2011.
6	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.
7	Non-accrual loans are included in the average balance used to determine average yield.
8	Other interest-bearing liabilities consist of mandatorily redeemable capital stock and borrowings from other FHLBanks.
9	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended
	March 31, 2012 vs. March 31, 2011
	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest income
Interest-bearing deposits	$0.2	$(0.1)	$0.1
Securities purchased under agreements to resell	—	(0.1)	(0.1)
Federal funds sold	(0.1)	(0.4)	(0.5)
Short-term investments	0.1	—	0.1
Mortgage-backed securities	(17.7)	(16.2)	(33.9)
Other investments	1.0	(0.2)	0.8
Advances	(3.5)	13.0	9.5
Mortgage loans	(2.1)	(6.2)	(8.3)
Total interest income	(22.1)	(10.2)	(32.3)
Interest expense
Deposits	—	(0.1)	(0.1)
Consolidated obligations
Discount notes	0.7	(0.5)	0.2
Bonds	(24.0)	(16.1)	(40.1)
Other interest-bearing liabilities	(0.1)	—	(0.1)
Total interest expense	(23.4)	(16.7)	(40.1)
Net interest income	$1.3	$6.5	$7.8

Our net interest income is made up of two components: asset-liability spread and earnings on capital.

ASSET-LIABILITY SPREAD

Asset-liability spread equals the yield on total assets minus the cost of total liabilities. For the three months ended March 31, 2012, our asset-liability spread was 0.48 percent compared to 0.38 percent for the same period in 2011. The majority of our asset-liability spread is driven by our net interest spread. For the three months ended March 31, 2012, our net interest spread was 0.48 percent compared to 0.37 percent for the same period in 2011. Our net interest spread was primarily impacted by higher advance prepayment fee income, lower interest rates, and decreased average interest-earning asset and interest-bearing liability volumes. The composition of our interest income and interest expense is discussed below.

Bonds

Interest expense on bonds decreased 21 percent during the three months ended March 31, 2012 when compared to the same period in 2011 due to lower average volumes and lower interest rates. Average bond volumes decreased primarily due to us calling certain higher-costing bonds.

Investments

Interest income on investments decreased 35 percent during the three months ended March 31, 2012 when compared to the same period in 2011 primarily due to lower average volumes and lower interest rates. Average investment volumes decreased due primarily to MBS principal paydowns. In addition, we received a $14.6 million prepayment fee for the prepayment of an AFS MBS during the three months ended March 31, 2011.

Advances

Interest income on advances (including prepayment fees on advances, net) increased 13 percent during the three months ended March 31, 2012 when compared to the same period in 2011 due primarily to increased prepayment fee income, partially offset by lower interest rates. Advance prepayment fee income increased to $16.9 million during the three months ended March 31, 2012 from $3.1 million during the same period in 2011.

Mortgage Loans

Interest income on mortgage loans decreased 10 percent during the three months ended March 31, 2012 when compared to the same period in 2011 due primarily to lower interest rates.

Discount Notes

Interest expense on discount notes increased 17 percent during the three months ended March 31, 2012 when compared to the same period in 2011. The increase was due primarily to higher average discount note volumes, partially offset by lower interest rates. Average discount note volumes increased as a result of increased funding needs for short-term investments during the three months ended March 31, 2012 compared to the same period in 2011.

EARNINGS ON CAPITAL

Our earnings on capital decreased during the three months ended March 31, 2012 when compared to the same period in 2011 primarily due to lower interest rates. For the three months ended March 31, 2012, earnings on invested capital amounted to $8.6 million compared to $10.1 million for the same period in 2011.

PROVISION FOR CREDIT LOSSES ON MORTGAGE LOANS HELD FOR PORTFOLIO

During the three months ended March 31, 2012, we recorded no additional provision for credit losses. We believe the allowance for credit losses of $18.1 million remains adequate to absorb estimated losses in our conventional mortgage loan portfolio at March 31, 2012.

Other (Loss) Income

The following table summarizes the components of other (loss) income (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Service fees	$0.3	$0.3
Net loss on trading securities	(6.6)	(3.3)
Net gain (loss) on consolidated obligations held at fair value	1.8	(1.0)
Net gain on derivatives and hedging activities	21.0	2.0
Net loss on extinguishment of debt	(22.7)	(4.6)
Other, net	1.3	0.1
Total other (loss) income	$(4.9)	$(6.5)

Other (loss) income can be volatile from period to period depending on the type of financial activity recorded, including the impact of fair value adjustments on instruments carried at fair value. For the three months ended March 31, 2012 and 2011, other (loss) income was primarily impacted by net gains on derivatives and hedging activities, partially offset by net losses on the extinguishment of debt.

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition and to achieve our risk management objectives. During the three months ended March 31, 2012, we recorded net gains of $21.0 million on our derivatives and hedging activities compared to net gains of $2.0 million for the same period in 2011. The change between periods was mainly due to economic derivatives. During the three months ended March 31, 2012, net gains on economic derivatives were $16.9 million compared to net losses of $1.6 million during the same period in 2011. The majority of these gains were due to the effect of changes in interest rates on interest rate swaps economically hedging our trading securities portfolio and consolidated obligations we have elected to carry at fair value under the fair value option. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedges and the gains and losses recorded on the corresponding trading securities and consolidated obligations held at fair value.

During the three months ended March 31, 2012 and 2011, we extinguished bonds with a total par value of $150.5 million and $33.0 million and recorded losses of $22.7 million and $4.6 million. The majority of the extinguishments during the three months ended March 31, 2012 were due to certain advance prepayments and therefore the losses are partially offset by advance prepayment fee income recorded in net interest income.

Hedging Activities

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition and to achieve our risk management objectives. Accounting rules affect the timing and recognition of income and expense on derivatives and therefore we may be subject to income statement volatility.

If a hedging activity qualifies for hedge accounting treatment (fair value hedge), we include the periodic cash flow components of the hedging instrument related to interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. We also record the amortization of basis adjustments from terminated hedges in interest income or expense or other (loss) income. Changes in the fair value of both the hedging instrument and the hedged item are recorded as a component of other (loss) income in “Net gain on derivatives and hedging activities."

If a hedging activity does not qualify for hedge accounting treatment (economic hedge), we record the hedging instrument's components of interest income and expense, together with the effect of changes in fair value as a component of other (loss) income in “Net gain on derivatives and hedging activities”; however, there is no fair value adjustment for the corresponding asset or liability unless changes in the fair value of the asset or liability are normally marked to fair value through earnings (i.e. trading securities and fair value option instruments).

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	Three Months Ended March 31, 2012
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(330.4)	$—	$(1.2)	$13.0	$—	$—	$(318.6)
Net interest settlements	(60.2)	(3.0)	—	39.0	—	—	(24.2)
Total net interest income	(390.6)	(3.0)	(1.2)	52.0	—	—	(342.8)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains on fair value hedges	1.0	1.3	—	1.8	—	—	4.1
(Losses) gains on economic hedges	(0.2)	9.9	(0.4)	5.7	2.6	(0.7)	16.9
Total net gain (loss) on derivatives and hedging activities	0.8	11.2	(0.4)	7.5	2.6	(0.7)	21.0
Subtotal	(389.8)	8.2	(1.6)	59.5	2.6	(0.7)	(321.8)
Net loss on trading securities[2]	—	(6.4)	—	—	—	—	(6.4)
Net gain on consolidated obligations held at fair value	—	—	—	0.6	1.2	—	1.8
Net accretion[3]	—	—	—	3.3	—	—	3.3
Total net effect of hedging activities	$(389.8)	$1.8	$(1.6)	$63.4	$3.8	$(0.7)	$(323.1)

	Three Months Ended March 31, 2011
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(11.0)	$—	$(0.8)	$7.9	$—	$—	$(3.9)
Net interest settlements	(82.1)	(2.9)	—	70.3	—	—	(14.7)
Total net interest income	(93.1)	(2.9)	(0.8)	78.2	—	—	(18.6)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains on fair value hedges	2.2	0.4	—	1.0	—	—	3.6
Gains (losses) on economic hedges	—	2.1	(0.2)	3.5	0.1	(7.1)	(1.6)
Total net gain (loss) on derivatives and hedging activities	2.2	2.5	(0.2)	4.5	0.1	(7.1)	2.0
Subtotal	(90.9)	(0.4)	(1.0)	82.7	0.1	(7.1)	(16.6)
Net loss on trading securities[2]	—	(3.1)	—	—	—	—	(3.1)
Net (loss) gain on consolidated obligations held at fair value	—	—	—	(1.1)	0.1	—	(1.0)
Net amortization[3]	—	—	—	(0.5)	—	—	(0.5)
Total net effect of hedging activities	$(90.9)	$(3.5)	$(1.0)	$81.1	$0.2	$(7.1)	$(21.2)

1	Represents the amortization/accretion of basis adjustments on closed hedge relationships included in net interest income.
2
Represents the net losses on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changing market prices. As a result, this line item may not agree to the Statements of Income.

3	Represents the amortization/accretion of basis adjustments on closed bond hedge relationships included in other (loss) income as a result of debt extinguishments.

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities. The change in advance amortization during the three months ended March 31, 2012 when compared to the same period in 2011 was due primarily to increased advance prepayments. When an advance prepays, we terminate the hedge relationship and fully amortize the remaining basis adjustment through earnings. During the three months ended March 31, 2012, we fully amortized basis adjustments on prepaid advances of $321.9 million compared to $5.0 million during the same period in 2011. This amortization was offset by the receipt of gross advance prepayment fee income in the amount of $338.7 million and $8.0 million during the three months ended March 31, 2012 and 2011. The net effect of hedging activity tables do not include the impact of the gross advance prepayment fee income.

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

GAINS ON FAIR VALUE HEDGES

Gains on fair value hedges are driven by hedge ineffectiveness. Hedge ineffectiveness occurs when changes in fair value of the derivative and the related hedged item do not perfectly offset each other. The primary drivers of hedge ineffectiveness are changes in the benchmark interest rate and volatility. During the three months ended March 31, 2012 and 2011, gains on fair value hedging relationships remained fairly stable and were the result of normal market activity.

GAINS (LOSSES) ON ECONOMIC HEDGES

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

Balance Sheet

We utilize interest rate caps and floors to economically hedge our mortgage assets against increases or decreases in interest rates. Gains and losses on these economic derivatives are due to changes in interest rates and volatility. The following table summarizes losses on these economic derivatives (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Losses on interest rate caps	$(0.7)	$(5.8)
Losses on interest rate floors	—	(1.3)
Net losses on balance sheet derivatives	$(0.7)	$(7.1)

At March 31, 2012 and December 31, 2011, the fair value on interest rate caps outstanding in our Statements of Condition was $15.3 million and $15.9 million. The losses on interest rate caps during the three months ended March 31, 2012 resulted from changes in the value of interest rate caps held at December 31, 2011. We paid $75.3 million in premiums to acquire the interest rate caps outstanding at March 31, 2012. This premium cost is effectively amortized over the life of the derivative contract through the monthly fair value adjustments. At March 31, 2012 and December 31, 2011, we had no interest rate floors outstanding in our Statements of Condition.

Investments

We utilize interest rate swaps to economically hedge a portion of our trading securities against changes in fair value. Gains on these economic derivatives are due primarily to changes in interest rates. The following table summarizes gains on these economic derivatives as well as losses on the related trading securities (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Gains on interest rate swaps	$13.3	$6.1
Interest settlements	(3.4)	(4.0)
Net gains on investment derivatives	9.9	2.1
Net losses on related trading securities	(6.4)	(3.1)
Net gains (losses) on investment hedge relationships	$3.5	$(1.0)

Consolidated Obligations

We utilize interest rate swaps primarily to economically hedge our consolidated obligations for which we elect the fair value option against changes in fair value. Gains and losses on these economic derivatives are due primarily to changes in interest rates. In addition, consolidated obligations in a fair value hedge relationship that fail retrospective hedge effectiveness testing are required to be accounted for as economic derivatives. The following table summarizes gains and losses on these economic derivatives as well as gains and losses on the related consolidated obligations elected under the fair value option (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Gains (losses) on interest rate swaps	$9.1	$(0.2)
Losses on interest rate swaps in ineffective fair value hedge relationships	(0.2)	(3.9)
Interest settlements	(0.6)	7.7
Net gains on consolidated obligation derivatives	8.3	3.6
Net gains (losses) on related consolidated obligations elected under the fair value option	1.8	(1.0)
Net gains on consolidated obligation hedge relationships	$10.1	$2.6

Assessments

The FHLBanks fully satisfied their Resolution Funding Corporation (REFCORP) obligation during the third quarter of 2011. As a result, the assessment expense for the three months ended March 31, 2012, was only related to Affordable Housing Program (AHP) while the expense for the same period in 2011 included both AHP and REFCORP. Our total assessments paid during the three months ended March 31, 2012 was $5.0 million compared to $9.4 million for the same period in 2011.

We entered into a Joint Capital Enhancement Agreement with the other FHLBanks during the third quarter of 2011 to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy the REFCORP obligations to a separate retained earnings account.

Statements of Condition

MARCH 31, 2012 AND DECEMBER 31, 2011

Financial Highlights

Our total assets decreased to $48.3 billion at March 31, 2012 from $48.7 billion at December 31, 2011. Our total liabilities decreased to $45.5 billion at March 31, 2012 from $45.9 billion at December 31, 2011. Total capital was $2.8 billion at March 31, 2012 and December 31, 2011. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	March 31, 2012	December 31, 2011
Commercial banks	$10,651	$11,215
Thrifts	934	963
Credit unions	742	746
Insurance companies	13,565	12,586
Total member advances	25,892	25,510
Housing associates	12	17
Non-member borrowers	141	136
Total par value	$26,045	$25,663

Our advances remained relatively stable at March 31, 2012 when compared to December 31, 2011. Advance demand continues to remain weak primarily due to high deposit levels at member institutions and low demand for loans at member institutions. As a result, we expect advance balances to decline in the near future.

The following table summarizes our advances by product type (dollars in millions):

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Variable rate	$8,845	34.0	$7,704	30.0
Fixed rate	16,788	64.4	17,547	68.4
Amortizing	412	1.6	412	1.6
Total par value	26,045	100.0	25,663	100.0
Discounts	(4)		—
Fair value hedging adjustments
Cumulative fair value gain on existing hedges	515		842
Basis adjustments from terminated or ineffective hedges	52		86
Total advances	$26,608		$26,591

Cumulative fair value gains on existing hedges decreased $326.9 million at March 31, 2012 when compared to December 31, 2011 due primarily to an increase in interest rates. Generally, the cumulative fair value gains on advances are offset by the fair value losses on the related derivative contracts. Basis adjustments from terminated or ineffective hedges decreased $33.7 million at March 31, 2012 when compared to December 31, 2011 due primarily to us fully amortizing the remaining basis adjustments on certain advances that prepaid during the three months ended March 31, 2012.

At March 31, 2012 and December 31, 2011, advances outstanding to our five largest member borrowers totaled $11.5 billion and $11.2 billion, representing 44 percent of our total advances outstanding at both period ends. The Federal Home Loan Bank Act of 1932 (FHLBank Act) requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Bank management has policies and procedures in place to manage this credit risk. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	March 31, 2012	December 31, 2011
Fixed rate conventional loans	$6,666	$6,678
Fixed rate government-insured loans	444	426
Total unpaid principal balance	7,110	7,104
Premiums	79	71
Discounts	(28)	(31)
Basis adjustments from mortgage loan commitments	12	13
Allowance for credit losses	(18)	(19)
Total mortgage loans held for portfolio, net	$7,155	$7,138

Our mortgage loan balances remained stable at March 31, 2012 when compared to December 31, 2011. During the three months ended March 31, 2012, our MPF purchase activity increased as mortgage rates remained low and borrowers had incentive to refinance. The increased purchase activity was partially offset by principal paydowns during the three months ended March 31, 2012.

At March 31, 2012 and December 31, 2011, mortgage loans acquired from Superior Guaranty Insurance Company (Superior), an affiliate of Wells Fargo Bank, N.A., amounted to $2.5 billion and $2.7 billion. We have not purchased any mortgage loans from Superior since 2004.

During the three months ended March 31, 2012, we recorded no additional provision for credit losses. We believe the allowance for credit losses remains adequate to absorb estimated losses in our conventional mortgage loan portfolio. For additional discussion on our mortgage loan credit risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the book value of our investments (dollars in millions):

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Short-term investments
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	1,850	13.1	600	4.1
Federal funds sold	1,565	11.1	2,115	14.5
Negotiable certificates of deposit	235	1.6	340	2.3
Total short-term investments	3,651	25.8	3,056	20.9
Long-term investments
Mortgage-backed securities
Government-sponsored enterprises	7,517	53.1	8,198	56.0
Other U.S. obligations	13	0.1	14	0.1
Private-label	47	0.3	49	0.3
Total mortgage-backed securities	7,577	53.5	8,261	56.4
Non-mortgage-backed securities
Interest-bearing deposits	5	—	5	—
Government-sponsored enterprise obligations	1,114	7.9	930	6.4
Other U.S. obligations	292	2.1	181	1.2
State or local housing agency obligations	97	0.7	102	0.7
TLGP debentures	844	6.0	1,572	10.7
Taxable municipal bonds	473	3.3	478	3.3
Other	93	0.7	52	0.4
Total non-mortgage-backed securities	2,918	20.7	3,320	22.7
Total long-term investments	10,495	74.2	11,581	79.1
Total investments	$14,146	100.0	$14,637	100.0

Our investments decreased three percent at March 31, 2012 when compared to December 31, 2011. The decrease was primarily due to principal paydowns on our MBS and maturities of TLGP debentures. At March 31, 2012, we had approximately $115.2 million of investment purchases that had traded but not yet settled. These investments have been recorded as "trading securities" in our Statements of Condition with a corresponding payable recorded in "other liabilities."

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

Refer to “Item 1. Financial Statements — Note 7 — Other-Than-Temporary Impairment” for a discussion of our OTTI analysis performed at March 31, 2012. As a result of our analysis, we determined that all gross unrealized losses on our investment portfolio are temporary. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we do not consider any of these securities to be other-than-temporarily impaired at March 31, 2012.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, investments, and mortgage loans. We use derivatives to restructure interest rates on consolidated obligations to better manage our interest rate risk. This generally means converting fixed rates to variable rates. At March 31, 2012 and December 31, 2011, the carrying value of consolidated obligations for which we are primarily liable totaled $44.2 billion and $44.8 billion.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	March 31, 2012	December 31, 2011
Total par value	$38,326	$37,796
Premiums	30	32
Discounts	(22)	(24)
Fair value hedging adjustments
Cumulative fair value loss on existing hedges	85	126
Basis adjustments from terminated or ineffective hedges	59	77
Fair value option adjustments
Cumulative fair value loss	3	4
Accrued interest payable	1	1
Total bonds	$38,482	$38,012

Our bonds increased one percent at March 31, 2012 when compared to December 31, 2011. The increase was mainly due to us utilizing callable and step-up bonds as well as shorter-term fixed rate bonds throughout the first quarter of 2012 to capture attractive funding. This increase was partially offset by debt extinguishments of $150.5 million (par value) of higher-costing bonds and us calling $4.7 billion of certain higher-costing bonds in order to reduce future interest costs and reposition our balance sheet.

Cumulative fair value losses on existing hedges decreased $41.5 million at March 31, 2012 when compared to December 31, 2011 due primarily to movements in interest rates. Generally, the cumulative fair value losses on bonds are offset by the fair value gains on the related derivative contracts. The change in basis adjustments from terminated or ineffective hedges at March 31, 2012 when compared to December 31, 2011 was due mostly to us unwinding certain interest rate swaps. These unwind activities resulted in new basis adjustments that are amortized using the level-yield method over the remaining contractual life of the bonds.

Fair Value Option Bonds

At March 31, 2012 and December 31, 2011, approximately $2.8 billion and $2.7 billion of our bonds were recorded under the fair value option. We elected the fair value option on these bonds because they did not qualify for hedge accounting and therefore entered into interest rate swaps accounted for as economic derivatives to achieve some offset to the fair value adjustment recorded on the fair value option bonds if held to maturity. During the three months ended March 31, 2012, we recorded fair value adjustment gains on these bonds of $0.6 million and fair value adjustment gains on the related economic derivatives of $6.0 million. During the three months ended March 31, 2011, we recorded fair value adjustment losses on the bonds of $1.1 million and fair value adjustment losses on the related economic derivatives of $0.4 million.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	March 31, 2012	December 31, 2011
Par value	$5,729	$6,812
Discounts	(2)	—
Fair value option adjustments	—	(2)
Total	$5,727	$6,810

Discount notes decreased 16 percent at March 31, 2012 when compared to December 31, 2011. During the three months ended March 31, 2012, we utilized callable and step-up bonds as well as shorter-term fixed rate bonds to manage our shorter-term funding needs and decreased the use of discount notes.

Fair Value Option Discount Notes

At March 31, 2012 and December 31, 2011, approximately $3.2 billion and $3.5 billion of our discount notes were recorded under the fair value option. We elected the fair value option on these discount notes because they did not qualify for hedge accounting and therefore entered into interest rate swaps accounted for as economic derivatives to achieve some offset to the fair value adjustment recorded on these discount notes if held to maturity. During the three months ended March 31, 2012, we recorded fair value adjustment gains on these discount notes of $1.2 million and fair value adjustment gains on the related economic derivatives of $2.8 million. During the three months ended March 31, 2011, we recorded fair value adjustment gains on these discount notes of $0.1 million and fair value adjustment gains on the related economic derivatives of $0.1 million.

For additional information on our consolidated obligations, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity.”

Capital

Our capital (including capital stock, retained earnings, and accumulated other comprehensive income) was $2.8 billion at March 31, 2012 and December 31, 2011. Although capital levels remained stable between periods, the composition of capital changed. Retained earnings increased five percent due to net income earned during the three months ended March 31, 2012, partially offset by the payment of dividends. Accumulated other comprehensive income decreased two percent due primarily to a decrease in unrealized gains on AFS securities resulting from a slight increase in interest rates. Capital stock decreased two percent primarily due to the repurchase of excess capital stock relating to the reduction in the excess capital stock operational threshold. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock" for additional information on this change in the operational threshold.

Derivatives

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition and to achieve our risk management objectives. The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk. The following table categorizes the notional amount of our derivatives, which remained stable at March 31, 2012 compared to December 31, 2011 (dollars in millions):

	March 31, 2012	December 31, 2011
Interest rate swaps
Noncallable	$28,125	$27,522
Callable by counterparty	8,678	9,874
Callable by the Bank	35	35
Total interest rate swaps	36,838	37,431
Interest rate caps	3,450	3,450
Forward settlement agreements (TBAs)	359	91
Mortgage delivery commitments	356	90
Total notional amount	$41,003	$41,062

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At March 31, 2012 and December 31, 2011, the total par value of outstanding consolidated obligations for which we are primarily liable was $44.0 billion and $44.6 billion. At March 31, 2012 and December 31, 2011, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $614.0 billion and $647.3 billion.

During the three months ended March 31, 2012, proceeds from the issuance of bonds and discount notes were $8.0 billion and $56.2 billion compared to $6.9 billion and $120.7 billion for the same period in 2011. During the three months ended March 31, 2012, we had the ability to lock-in attractive funding costs on short-term fixed rate bonds. As a result, we increased our utilization of these bond structures as well as callable bonds to fund certain short-term assets in place of discount notes.

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

As of March 31, 2012, the Bank, as well as the consolidated obligations of the FHLBank System, were rated AA+/A-1+ by S&P and Aaa/P-1 by Moody's. S&P's rating downgrade has not had a material adverse impact on our financial condition, results of operations, or business model. Our access to the capital markets has been consistent with historical experience, and our funding costs have not changed materially. We have not experienced any issues with entering into or complying with credit facility contracts, including standby letters of credit and standby bond purchase agreements, although we were required to post additional collateral with our derivative counterparties as a result of the downgrade. The impact of posting this additional collateral was not significant in relation to our financial condition. Refer to "Item 1. Financial Statements — Note 11 — Derivatives and Hedging Activities" for additional information on our collateral pledged to derivative counterparties. We have also not experienced any significant impacts to our financial instruments held at fair value in the Statements of Condition as a result of the downgrade. Due to the unprecedented nature of the situation, we cannot predict future impacts on our financial condition, results of operations, and business model resulting from the further deterioration in the U.S. Government's fiscal health or actions taken by the rating agencies. For further discussion of how other ratings changes may impact us in the future, refer to “Item 1A. Risk Factors” in our 2011 Form 10-K.

In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve. To provide further access to funding, the FHLBank Act authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the government-sponsored enterprises, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of April 30, 2012, no purchases had been made by the U.S. Treasury under this authorization.

Uses of Liquidity

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the three months ended March 31, 2012, payments on consolidated obligations totaled $64.8 billion compared to $130.3 billion for the same period in 2011. A portion of these payments were due to us calling certain higher-costing par value bonds in an effort to reduce future interest costs and reposition our balance sheet. During the three months ended March 31, 2012 and 2011, we called $4.7 billion and $4.9 billion of bonds. We also extinguished bonds with a total par value of $150.5 million and $33.0 million during the three months ended March 31, 2012 and 2011.

During the three months ended March 31, 2012, advance disbursements totaled $11.9 billion compared to $7.1 billion for the same period in 2011. Although advance disbursement levels increased between periods, our overall advance balance remained fairly stable during the three months ended March 31, 2012 as a result of increased maturities and prepayment activity.

During the three months ended March 31, 2012, investment purchases (excluding overnight investments) totaled $11.9 billion compared to $8.5 billion for the same period in 2011. The increase was primarily due to the purchase of resale agreements and term Federal funds sold during the three months ended March 31, 2012 in an effort to manage our liquidity.

We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

Liquidity Requirements

Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At March 31, 2012 and December 31, 2011 and throughout the first quarter of 2012, we were in compliance with all three of the Finance Agency's liquidity requirements.

In addition to the liquidity measures discussed above, the Finance Agency has provided the Bank with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets for the issuance of debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets for the issuance of debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At March 31, 2012 and December 31, 2011 and throughout the first quarter of 2012, we were in compliance with this liquidity guidance.

CAPITAL

Capital Requirements
We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock and retained earnings, can satisfy this risk based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total capital divided by total assets. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times divided by total assets. For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings. At March 31, 2012 and December 31, 2011, we were in compliance with all three of the Finance Agency's regulatory capital requirements. For additional information, refer to "Item 1. Financial Statements — Note 13 — Capital."

Capital Stock
Our capital stock has a par value of $100 per share, and all shares are issued, exchanged, redeemed, and repurchased only by us at the stated par value. We have two subclasses of capital stock: membership and activity-based. Each member must purchase and hold membership capital stock equal to a percentage of its total assets as of the preceding December 31st subject to a cap of $10.0 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to a percentage of its advances and mortgage loans outstanding in our Statements of Condition.
Capital stock owned by members in excess of their minimum investment requirement is deemed excess capital stock. We had excess capital stock (including excess mandatorily redeemable capital stock) of $33.6 million and $80.7 million at March 31, 2012 and December 31, 2011. The decrease was primarily due to the repurchase of excess stock resulting from a reduction in the excess capital stock operational threshold. Effect January 4, 2012, our Board of Directors reduced the operational threshold from $50,000 to zero.
Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. In addition, we may repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan or (ii) a member submits a notice to redeem all or a portion of the excess activity based capital stock. Effective April 27, 2012, all excess activity-based capital stock will be repurchased on a daily basis rather than a monthly basis.

The following table summarizes our capital stock by member type (dollars in millions):

	March 31, 2012	December 31, 2011
Commercial banks	$964	$1,018
Thrifts	99	109
Credit unions	107	112
Insurance companies	904	870
Total GAAP capital stock	2,074	2,109
Mandatorily redeemable capital stock	7	6
Total regulatory capital stock[1]	$2,081	$2,115

1
Approximately 72 and 73 percent of our total regulatory capital stock outstanding at March 31, 2012 and December 31, 2011 was activity-based capital stock that fluctuates with the outstanding balances of advances made to members and mortgage loans purchased from members.

The decrease in regulatory capital stock at March 31, 2012 when compared to December 31, 2011 was primarily due to the repurchase of excess activity-based capital stock resulting from our reduction in the excess capital stock operational threshold.

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, our Board of Directors will establish an action plan to enable us to return to our targeted level of retained earnings within twelve months. At March 31, 2012, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.
To enhance our capital position, we entered into a JCE Agreement with the other 11 FHLBanks effective February 28, 2011, as amended. The JCE Agreement requires each FHLBank to allocate that portion of its earnings historically paid to satisfy the REFCORP obligation to a separate restricted retained earnings account. We began allocating to this account in the third quarter of 2011. At March 31, 2012 and December 31, 2011, we maintained a restricted retained earnings account of $15.6 million and $6.5 million. For more information on our JCE Agreement, refer to our 2011 Form 10-K.

Dividends

Historically, our dividend philosophy for both membership and activity-based capital stock has been to pay a dividend equal to or above the average three-month LIBOR rate for the covered period. Beginning with the dividend for first quarter of 2012, declared and paid in the second quarter of 2012, we have differentiated dividend payments between membership and activity-based capital stock. Our Board of Directors believes that any excess returns on capital stock above an appropriate benchmark rate which are not retained for capital growth should be returned to members that utilize our product and service offerings. Our dividend philosophy is to pay a membership capital stock dividend similar to a benchmark rate of interest, such as average three-month LIBOR, and an activity-based capital stock dividend, when possible, at least 50 basis points in excess of the membership capital stock dividend. Our actual dividend payout will continue to be determined quarterly by our Board of Directors, based on policies, regulatory requirements, financial projections, and actual performance.

For the three months ended March 31, 2012, we paid aggregate cash dividends of $15.9 million compared to $16.9 million for the same period in 2011. The annualized dividend rate paid for the three months ended March 31, 2012 and 2011 was 3.00 percent.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, refer to our 2011 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2012.

Legislative and Regulatory Developments

The legislative and regulatory environment in which we operate continues to undergo rapid change driven principally by reforms under the Housing and Economic Reform Act of 2008, as amended (HERA) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). We expect HERA and the Dodd-Frank Act as well as plans for housing finance and GSE reform to result in further changes to this environment. Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.
DEVELOPMENTS UNDER THE DODD-FRANK ACT IMPACTING DERIVATIVES TRANSACTIONS

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. As further discussed in our 2011 Form 10-K, cleared swaps will be subject to new requirements, including mandatory reporting, recordkeeping, and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members. At this time, we do not expect that any of our interest rate swaps will be subject to these new clearing and trading requirements until the beginning of 2013, at the earliest.

The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new requirements, including mandatory reporting, recordkeeping, documentation, and minimum margin and capital requirements established by applicable regulators. These requirements are discussed in our 2011 Form 10-K. At this time, we do not expect that we will have to comply with such requirements until the beginning of 2013, at the earliest.
The U.S. Commodity Futures Trading Commission (the CFTC), the SEC, the Finance Agency and other bank regulators are expected to continue to issue final rulemakings implementing the foregoing requirements between now and the end of 2012. We, together with the other FHLBanks, will continue to monitor these rulemakings and the overall regulatory process to implement the derivatives reform under the Dodd-Frank Act. We will also continue to work with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.
The Dodd-Frank Act will also require swap dealers and certain other large users of derivatives to register as "swap dealers" or "major swap participants," as the case may be, with the CFTC and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, we will not be required to register as a "major swap participant" and will not be required to register as a "swap dealer" for the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest rate risk.
The CFTC and the SEC have not finalized their rules further defining "swap." See our 2011 Form 10-K for a discussion of how such final rules could affect call and put optionality in certain advances from us to our members.
DEVELOPMENTS IMPACTING SYSTEMICALLY IMPORTANT NONBANK FINANCIAL COMPANIES

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies

On April 11, 2012, the Financial Stability Oversight Council (the Oversight Council) issued a final rule to be effective May 11, 2012 and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board (the Federal Reserve) and to be subject to certain heightened prudential standards. We would be a nonbank financial company pursuant to a separate rule that has been proposed, but is not yet final, by the Federal Reserve. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a process in making its determinations consisting of:

•
a first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of March 31, 2012, we had $48.3 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding (as of March 31, 2012, we had $44.2 billion in total outstanding consolidated obligations, our principal form of outstanding debt);

•
a second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	a third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for us, the Finance Agency) in making its determinations. A nonbank financial company that the Oversight Council proposes to designate for additional supervision and prudential standards under this rule has the opportunity to contest the designation. If we are designated by the Oversight Council for supervision by the Federal Reserve and become subject to the additional prudential standards, our operations and business could be adversely impacted by additional costs and restrictions on our business activities.

Federal Reserve Proposed Rule on Prudential Standards

On January 5, 2012, the Federal Reserve issued a proposed rule with a comment deadline of April 30, 2012 that would implement the enhanced prudential and early remediation standards required by the Dodd-Frank Act for nonbank financial companies identified by the Oversight Council as posing a threat to the financial stability of the U.S. The proposed prudential standards include: risk-based capital leverage and overall risk management requirements; liquidity standards; single-counterparty credit limits; stress test requirements; and a debt-to-equity limit. The capital and liquidity requirements would be implemented in phases and would be based on or exceed the Basel international capital and liquidity framework (as discussed in further detail below under - "Other Significant Developments"). Our operations and business could be adversely impacted by additional costs and business activity restrictions if we are subject to the prudential standards as proposed.
DEVELOPMENTS UNDER THE FINANCE AGENCY

Finance Agency Advisory Bulletin on Asset Classification

On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02), effective the date of issuance. AB 2012-02 establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. We are currently seeking guidance with respect to several aspects of AB 2012-02. As a result, we have not yet determined the effect, if any, that this guidance will have on our financial condition, results of operations, or cash flows.

Final Rule on Private Transfer Fee Covenants

On March 16, 2012, the Finance Agency issued a final rule which will be effective on July 16, 2012, that will restrict us from purchasing, investing in, accepting as collateral or otherwise dealing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages, and securities backed by the income stream from such covenants, except for certain excepted transfer fee covenants. Excepted transfer fee covenants are covenants to pay private transfer fees to covered associations (including, among others, organizations comprising owners of homes, condominiums, cooperatives, and manufactured homes and certain other tax-exempt organizations) that use the private transfer fees exclusively for the direct benefit of the property. The foregoing restrictions will apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to securities backed by such mortgages, and to securities issued after February 8, 2011 and backed by revenue from private transfer fees regardless of when the covenants were created.
OTHER SIGNIFICANT DEVELOPMENTS

Home Affordable Refinance Program Changes and Other Foreclosure Prevention Efforts

The Finance Agency, Fannie Mae, and Freddie Mac have announced a series of changes to the Home Affordable Refinance Program that are intended to assist more eligible borrowers who can benefit from refinancing their home mortgages. The changes include lowering or eliminating certain risk-based fees, removing the current 125 percent loan-to-value ceiling on fixed rate mortgages that are purchased by Fannie Mae and Freddie Mac, waiving certain representations and warranties, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by Fannie Mae and Freddie Mac, and extending the end date for the program until December 31, 2013, for loans originally sold to Fannie Mae and Freddie Mac on or before May 31, 2009.

Other federal agencies have also implemented (or proposed) other programs during the past few years intended to prevent foreclosure. These programs focus on lowering a homeowner's monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals such as expansive principal writedowns or principal forgiveness, or converting delinquent borrowers into renters and conveying the properties to investors, have recently gained some popularity as well. If the Finance Agency requires us to offer a similar refinancing option for our investments in mortgage loans, our income from those investments could decline.
Further, a settlement was announced between five of the nation's largest mortgage servicers and the federal government and 49 of the state attorneys general. The announced settlement, among other things, will require implementation by those mortgage servicers of certain new servicing and foreclosure practices and includes certain incentives for these servicers to offer loan modifications in certain instances, including reductions in principal amounts of certain loans. Other settlements of similar substance impacting important MBS servicers could also be reached.
These programs, proposals and settlements could ultimately impact our investments in MBS, including the timing and amount of cashflows we realize from those investments. Additionally, these developments could result in a significant number of prepayments on mortgage loans underlying our investments in agency MBS. If that should occur, these investments would be paid off in advance of our original expectations, subjecting us to resulting premium acceleration and reinvestment risk.
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
On January 5, 2012, the Federal Reserve announced its proposed rule on enhanced prudential standards and early remediation requirements for nonbank financial companies designated as systemically important by the Oversight Council, as discussed above under - "Developments Impacting Systemically Important Nonbank Financial Companies." The proposed rule declines to finalize certain standards, such as liquidity requirements, until the Basel Committee framework gains greater international consensus, but the Federal Reserve proposes a liquidity buffer requirement that would be in addition to the final Basel Committee framework requirements. The size of the buffer would be determined through liquidity stress tests, taking into account a financial institution's structure and risk factors.
While it is still uncertain how the capital and liquidity standards being developed by the Basel Committee ultimately will be implemented by the U.S. regulatory authorities, the new framework and the Federal Reserve's proposed plan could require some of our members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for consolidated obligations to the extent that impacted institutions divest or limit their investments in consolidated obligations. On the other hand, the new requirements could incent our members to take out term advances to create and maintain balance sheet liquidity.

Risk Management

We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, and business risk. Our primary objective is to manage assets, liabilities, and derivative exposures in ways that protect the par redemption value of our capital stock from risks, including fluctuations in market interest rates and spreads. In line with this objective, our ERMP establishes risk measures to monitor our market and liquidity risk. The following is a list of the risk measures in place at March 31, 2012 and whether or not they are monitored by a policy limit:

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

MARKET RISK

We define market risk as the risk that Market Value of Capital Stock (MVCS) or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during the three months ended March 31, 2012 and 2011. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements. Our key market risk measures are MVCS Sensitivity and Economic Value of Capital Stock (EVCS).

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

To protect the MVCS from large interest rate swings, we use hedging transactions, such as entering into or canceling interest rate swaps on existing debt, issuing fixed rate and callable debt, altering the funding structure supporting MBS and MPF purchases, and purchasing interest rate swaps, caps, and floors.

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

During the first quarter of 2008, due to the low interest rate environment, our Board of Directors suspended indefinitely the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario. This suspension remained effective at March 31, 2012. During the third quarter of 2011, Bank management temporarily suspended the policy limits pertaining to the down 100 and 50 basis point parallel interest rate shift scenarios while it reviewed the current MVCS sensitivity methodology. This suspension was lifted during the first quarter of 2012.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at March 31, 2012 and December 31, 2011:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March	$100.7	$105.6	$109.1	$110.5	$110.5	$108.4	$100.6
December	$99.6	$102.5	$105.1	$105.8	$106.8	$105.0	$97.5

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March	(8.8)%	(4.4)%	(1.2)%	—%	0.1%	(1.9)%	(8.9)%
December	(5.8)%	(3.2)%	(0.7)%	—%	0.9%	(0.7)%	(7.8)%

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at March 31, 2012 and December 31, 2011:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March	$106.3	$108.6	$109.8	$110.5	$110.7	$109.7	$103.2
December	$103.6	$104.9	$105.5	$105.8	$106.8	$106.5	$100.4

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March	(3.8)%	(1.7)%	(0.6)%	—%	0.2%	(0.7)%	(6.6)%
December	(2.0)%	(0.9)%	(0.3)%	—%	0.9%	0.7%	(5.1)%

The increase in base case MVCS at March 31, 2012 compared with December 31, 2011 was primarily attributable to the following:

•
Increased retained earnings. Retained earnings increased during the three months ended March 31, 2012, due primarily to earnings in excess of dividend payments. As we retain earnings, our equity position increases, thereby increasing MVCS.

•
Decreased interest rate volatility. Decreased interest rate volatility during the three months ended March 31, 2012 had a positive impact on MVCS mainly through its impact on the value of mortgage-related assets. As interest rate volatility decreased, the value of the prepayment option to homeowners embedded in the mortgage-related assets decreased, thereby increasing the value of the assets.

•	Steepened yield curves. During the three months ended March 31, 2012, yield curves became steeper, which increased MVCS due to a slightly longer duration of our liabilities compared to our assets.

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

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at March 31, 2012 and December 31, 2011:

Economic Value of Capital Stock (dollars per share)
March	$123.6
December	$119.9

The increase in our EVCS at March 31, 2012 when compared to December 31, 2011 was primarily attributable to the following:

•
Increased retained earnings. Retained earnings increased during the three months ended March 31, 2012, due primarily to earnings in excess of dividend payments. As we retain earnings, our equity position increases, thereby increasing EVCS.

•
Decreased interest rate volatility. Decreased interest rate volatility during the three months ended March 31, 2012 had a positive impact on EVCS mainly through its impact on the value of our mortgage-related assets. As interest rate volatility decreased, the value of the prepayment option to homeowners embedded in the mortgage-related assets decreased, thereby increasing the value of the assets.

•
Decreased longer-term funding costs relative to swap rates. Our funding costs relative to swap rates decreased for longer-terms during the three months ended March 31, 2012. This had a positive impact on the value of EVCS mainly through its impact on the value of mortgage-related assets and their associated funding.

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

We are required by Finance Agency regulation to obtain sufficient collateral to fully secure our advances and other credit products. Eligible collateral includes (i) whole first mortgages on improved residential property or securities representing a whole interest in such mortgages, (ii) securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Government National Mortgage Association and Federal Family Education Loan Program guaranteed student loans, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. Community financial institutions may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each borrower's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

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

At March 31, 2012 and December 31, 2011, borrowers pledged $111.8 billion and $103.1 billion of collateral (net of applicable discounts) to support activity with us, including advances. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on our credit products, management has determined that there are no probable credit losses on our credit products as of March 31, 2012 and December 31, 2011. Accordingly, we have not recorded any allowance for credit losses on our credit products.

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

MPF LOANS

Through our participation in the MPF program, we invest in conventional and government-insured residential mortgage loans that are acquired through or purchased from a participating financial institution (PFI). There are six loan products under the MPF program: Original MPF, MPF 100, MPF 125, MPF Plus, MPF Government, and MPF Xtra. While held in our Statements of Condition, we currently do not offer the MPF 100 or MPF Plus loan products. MPF Xtra loan products are passed through to a third-party investor and are not maintained in our Statements of Condition.

The following table presents the unpaid principal balance of our MPF portfolio by product type (dollars in millions):

Product Type	March 31, 2012	December 31, 2011
Original MPF	$725	$683
MPF 100	65	72
MPF 125	3,397	3,252
MPF Plus	2,479	2,671
MPF Government	444	426
Total unpaid principal balance	$7,110	$7,104

We manage the credit risk on mortgage loans acquired in the MPF program by (i) using agreements to establish credit risk sharing responsibilities with our PFIs, (ii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs, and (iii) establishing credit loss reserves to reflect management's estimate of probable credit losses inherent in the portfolio.

Government-Insured Mortgage Loans. For our government-insured mortgage loans, our loss protection consists of the loan principal guarantee and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. Therefore, we have not recorded any allowance for credit losses on government-insured mortgage loans.

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

On August 7, 2009, the Finance Agency granted a waiver for one year on the AA rating requirement of SMI providers for existing loans and commitments in the MPF program. The waiver required us to evaluate the claims-paying ability of our SMI providers and hold retained earnings or take other steps necessary to mitigate the risks associated with using an SMI provider having a rating below AA. On July 29, 2010, the Finance Agency extended the waiver for an additional year, subject to the same conditions. On July 31, 2011, the Finance Agency extended the waiver until such time in which the regulation is amended to revise or eliminate the SMI rating requirement. We continue to evaluate the claims-paying abilities of our SMI providers and will assess the need to hold retained earnings or take other steps necessary to mitigate this risk if new information becomes available or developments occur regarding the claims-paying abilities of our SMI providers.

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage portfolio after considering the recapture of performance-based credit enhancement fees from PFIs. We do not factor expected proceeds from PMI or SMI into our allowance for credit losses. During the three months ended March 31, 2012, we recorded no provision for credit losses. We believe the allowance remains adequate to absorb estimated losses in our conventional mortgage loan portfolio at March 31, 2012. Refer to “Item 1. Financial Statements — Note 10 — Allowance for Credit Losses” for additional information on our allowance for credit losses.

The following table presents additional information on our mortgage loans held for portfolio (dollars in thousands):

	March 31, 2012	December 31, 2011
Past due 90 days or more and still accruing interest[1]	$6,071	$4,427

Non-accrual mortgage loans[2]	$96,335	$97,477

Allowance for Credit Losses on Mortgage Loans:
Balance, beginning of year	$18,963	$13,000
Charge-offs[3]	(898)	(3,192)
Provision for credit losses	—	9,155
Balance, end of period	$18,065	$18,963

1
Represents the unpaid principal balance of government-insured mortgage loans that are 90 days or more past due. A government-insured mortgage loan that is 90 days or more past due is not placed on non-accrual status because of the U.S. Government guarantee of the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met.

2	Represents the unpaid principal balance of conventional mortgage loans that are 90 days or more past due and troubled debt restructurings.
3	The ratio of charge-offs to average loans outstanding during the three months ended March 31, 2012 was less than 0.01 percent.

For a summary of our mortgage loan delinquencies at March 31, 2012 and December 31, 2011, refer to “Item 1. Financial Statements — Note 10 — Allowance for Credit Losses.”

MORTGAGE-BACKED SECURITIES

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or that carry the highest investment grade rating by a NRSRO at the time of purchase. We are exposed to credit risk to the extent these MBS fail to perform adequately. We perform ongoing analysis on these investments to determine potential credit issues.

At March 31, 2012, we owned $7.6 billion of MBS, of which approximately 99.4 percent were guaranteed by the U.S. Government or issued by GSEs and 0.6 percent were private-label MBS. At December 31, 2011, we owned $8.3 billion of MBS, of which approximately 99.4 percent were guaranteed by the U.S. Government or issued by GSEs and 0.6 percent were private-label MBS.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS (dollars in thousands):

March 31, 2012
Credit ratings:
AAA	$16,625
AA	1,287
A	17,144
BBB	11,614
BB	69
Total amortized cost	$46,739

Amortized cost	$46,739
Gross unrealized gains	209
Gross unrealized losses	3,457
Fair value	$43,491

Weighted average percentage of fair value to unpaid principal balance	94%
Original weighted average FICO® score	725
Original weighted average credit support	4%
Weighted average credit support	11%
Weighted average collateral delinquency rate[1]	5%

1	Represents the percentage of underlying loans that are 60 days or more past due.

The following table shows the state concentrations of our private-label MBS calculated based on unpaid principal balances:

State Concentrations	March 31, 2012
California	10.1%
Florida	8.8
Georgia	8.3
New York	6.3
Ohio	5.8
All other	60.7
Total	100.0%

At March 31, 2012, we do not consider any of our private-label MBS to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 7 — Other-Than-Temporary Impairment.”

Investments

We maintain an investment portfolio to provide investment income and liquidity, support the business needs of our members, and support the housing market through the purchase of mortgage-related assets. Finance Agency regulations and our ERMP limit the type of investments we may purchase.

We invest in both short- and long-term investments. Our short-term portfolio may include, but is not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, negotiable certificates of deposit, commercial paper, and TLGP debentures. Our long-term portfolio may include, but is not limited to, other U.S. obligations, GSE obligations, state or local housing agency obligations, TLGP debentures, taxable municipal bonds, and MBS.

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

The following table shows our total investment securities by investment credit rating at March 31, 2012 (excluding accrued interest receivable) (dollars in millions):

	Long-Term Rating[1]				Short-Term Rating[1]
	AAA	AA	A	BBB	A-1/P-1	A-2/P-2	Unrated	Total
Interest-bearing deposits[2]	$—	$5	$—	$—	$—	$1	$—	$6
Securities purchased under agreements to resell	—	—	—	—	1,850	—	—	1,850
Federal funds sold	—	—	—	—	1,390	175	—	1,565
Investment securities:
Non-mortgage-backed securities
Negotiable certificates of deposit	—	—	—	—	235	—	—	235
State or local housing agency obligations	—	97	—	—	—	—	—	97
TLGP debentures[2]	—	844	—	—	—	—	—	844
Taxable municipal bonds	357	116	—	—	—	—	—	473
Other U.S. obligations	—	292	—	—	—	—	—	292
Government-sponsored enterprise obligations	—	1,114	—	—	—	—	—	1,114
Other[3]	—	91	—	—	—	—	2	93
Total non-mortgage-backed securities	357	2,554	—	—	235	—	2	3,148
Mortgage-backed securities
Government-sponsored enterprises	—	7,517	—	—	—	—	—	7,517
Other U.S. obligations	—	13	—	—	—	—	—	13
Private-label	17	1	17	12	—	—	—	47
Total mortgage-backed securities	17	7,531	17	12	—	—	—	7,577
Total investments[4]	$374	$10,090	$17	$12	$3,475	$176	$2	$14,146

1	Represents the lowest credit rating available for each security based on a NRSRO.
2	Interest-bearing deposits and TLGP debentures are rated either AA or A-1/P-1 because they are guaranteed by the FDIC or U.S. Government.
3	Other "unrated" investments represents an equity investment in a SBIC.
4	At March 31, 2012, 13 percent of our total investments were unsecured.

The following table shows our total investment securities by investment credit rating at December 31, 2011 (excluding accrued interest receivable) (dollars in millions):

	Long-Term Rating[1]				Short-Term Rating[1]
	AAA	AA	A	BBB	A-1/P-1	A-2/P-2	Unrated	Total
Interest-bearing deposits[2]	$—	$5	$—	$—	$—	$1	$—	$6
Securities purchased under agreements to resell	—	—	—	—	600	—	—	600
Federal funds sold	—	—	—	—	1,935	180	—	2,115
Investment securities:
Non-mortgage-backed securities
Negotiable certificates of deposit	—	—	—	—	340	—	—	340
State or local housing agency obligations	—	102	—	—	—	—	—	102
TLGP debentures[2]	—	1,572	—	—	—	—	—	1,572
Taxable municipal bonds	361	117	—	—	—	—	—	478
Other U.S. obligations	—	181	—	—	—	—	—	181
Government-sponsored enterprise obligations	—	930	—	—	—	—	—	930
Other[3]	—	51	—	—	—	—	1	52
Total non-mortgage-backed securities	361	2,953	—	—	340	—	1	3,655
Mortgage-backed securities
Government-sponsored enterprises	—	8,198	—	—	—	—	—	8,198
Other U.S. obligations	—	14	—	—	—	—	—	14
Private-label	18	2	17	12	—	—	—	49
Total mortgage-backed securities	18	8,214	17	12	—	—	—	8,261
Total investments[4]	$379	$11,172	$17	$12	$2,875	$181	$1	$14,637

1	Represents the lowest credit rating available for each security based on an NRSRO.
2	Interest-bearing deposits and TLGP debentures are rated either AA or A-1/P-1 because they are guaranteed by the FDIC or U.S. Government.
3	Other "unrated" investments represents an equity investment in a SBIC.
4	At December 31, 2011, 17 percent of our total investments were unsecured.

Our total investments decreased at March 31, 2012 when compared to December 31, 2011 due primarily to principal paydowns on MBS and maturities on TLGP debentures. At March 31, 2012, one of our private-label MBS, currently rated single A, was on negative watch by a NRSRO.

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

The following tables show our derivative counterparty credit exposure after applying netting agreements and cash collateral (dollars in millions):

	March 31, 2012
Credit Rating[1]	Total Notional	Exposure Net of Cash Collateral	Other Collateral Held	Net Exposure
AA	$8,970	$1	$—	$1
A	31,208	2	—	2
BBB	469	—	—	—
Subtotal	40,647	3	—	3
Member institutions[2]	356	1	—	1
Total	$41,003	$4	$—	$4

	December 31, 2011
Credit Rating[1]	Total Notional	Exposure Net of Cash Collateral	Other Collateral Held	Net Exposure
AA	$8,724	$1	$—	$1
A	31,679	—	—	—
BBB	569	—	—	—
Subtotal	40,972	1	—	1
Member institutions[2]	90	—	—	—
Total	$41,062	$1	$—	$1

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.
2	Represents mortgage delivery commitments with our member institutions.

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

BUSINESS RISK

We define business risk as the risk of an adverse impact on our financial condition or profitability resulting from external factors that may occur in both the short- and long-term. Business risk includes political, strategic, reputation, regulatory, and/or environmental factors, many of which are beyond our control. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our cost of doing business. We control business risk through strategic and annual business planning and monitoring of our external environment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management—Market Risk” and the sections referenced therein for quantitative and qualitative disclosures about market risk.

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

Internal Control Over Financial Reporting

For the first quarter of 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently aware of any pending or threatened legal proceedings against us that could have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2011 Form 10-K. There have been no material changes to our risk factors during the three months ended March 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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
101
The following financial information from the Bank's First Quarter 2012 Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condition at March 31, 2012 and December 31, 2011, (ii) Statements of Income for the Three Months Ended March 31, 2012 and 2011, (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011, (iv) Statements of Capital as of March 31, 2012 and March 31, 2011, (v) Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and (vi) Condensed Notes to the Unaudited Financial Statements[4]

1	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the SEC on May 12, 2006.
2	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the SEC on March 2, 2009.
3	Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed with the SEC on March 14, 2012.
4
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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	May 11, 2012

By:	/s/ Richard S. Swanson
Richard S. Swanson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven T. Schuler
Steven T. Schuler Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)