Form 10-Q
period 2012-06-30
Federal Home Loan Bank of Des Moines
filed 2012-08-08
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2012
Class B Stock, par value $100	20,815,298

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in thousands, except capital stock par value)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$257,748	$240,156
Interest-bearing deposits	4,488	6,337
Securities purchased under agreements to resell (Note 3)	2,315,000	600,000
Federal funds sold	940,000	2,115,000
Investment securities
Trading securities (Note 4)	618,165	1,365,121
Available-for-sale securities (Note 5)	4,908,704	5,355,564
Held-to-maturity securities (fair value of $4,131,003 and $5,380,021) (Note 6)	3,951,528	5,195,200
Total investment securities	9,478,397	11,915,885
Advances (Note 8)	26,561,328	26,591,023
Mortgage loans held for portfolio (Note 9)	7,270,907	7,156,933
Allowance for credit losses on mortgage loans (Note 10)	(17,424)	(18,963)
Total mortgage loans held for portfolio, net	7,253,483	7,137,970
Accrued interest receivable	70,100	73,009
Premises, software, and equipment, net	11,925	12,391
Derivative assets (Note 11)	11,018	1,452
Other assets	34,692	40,090
TOTAL ASSETS	$46,938,179	$48,733,313
LIABILITIES
Deposits
Interest-bearing	$1,252,524	$643,428
Non-interest-bearing	99,605	106,667
Total deposits	1,352,129	750,095
Consolidated obligations (Note 12)
Discount notes (includes $2,386,190 and $3,474,596 at fair value under the fair value option)	5,956,256	6,809,766
Bonds (includes $2,779,143 and $2,694,687 at fair value under the fair value option)	36,396,092	38,012,320
Total consolidated obligations	42,352,348	44,822,086
Mandatorily redeemable capital stock (Note 13)	10,438	6,169
Accrued interest payable	128,610	155,241
Affordable Housing Program (AHP) Payable	37,870	38,849
Derivative liabilities (Note 11)	101,214	116,806
Other liabilities	140,895	31,653
TOTAL LIABILITIES	44,123,504	45,920,899
Commitments and contingencies (Note 15)
CAPITAL (Note 13)
Capital stock - Class B putable ($100 par value); 20,642 and 21,089 shares issued and outstanding	2,064,194	2,108,878
Retained earnings
Unrestricted	581,729	562,442
Restricted	19,204	6,533
Total retained earnings	600,933	568,975
Accumulated other comprehensive income	149,548	134,561
TOTAL CAPITAL	2,814,675	2,812,414
TOTAL LIABILITIES AND CAPITAL	$46,938,179	$48,733,313

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
INTEREST INCOME
Advances	$61,684	$65,262	$127,355	$135,251
Prepayment fees on advances, net	1,313	3,767	18,183	6,907
Interest-bearing deposits	161	62	331	133
Securities purchased under agreements to resell	893	249	1,415	824
Federal funds sold	663	822	1,147	1,793
Investment securities
Trading securities	5,605	5,838	12,212	12,302
Available-for-sale securities	18,798	20,392	39,056	56,371
Held-to-maturity securities	30,060	47,533	63,751	98,648
Mortgage loans	72,594	82,926	147,277	165,911
Total interest income	191,771	226,851	410,727	478,140
INTEREST EXPENSE
Consolidated obligations
Discount notes	2,270	1,468	4,205	3,128
Bonds	134,251	176,309	281,323	363,545
Deposits	128	126	175	312
Mandatorily redeemable capital stock	81	49	127	112
Total interest expense	136,730	177,952	285,830	367,097
NET INTEREST INCOME	55,041	48,899	124,897	111,043
Provision for credit losses on mortgage loans	—	1,591	—	7,187
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	55,041	47,308	124,897	103,856
OTHER (LOSS) INCOME
Service fees	320	291	614	577
Net gain on trading securities	21,541	7,801	14,921	4,473
Net gain (loss) on consolidated obligations held at fair value	371	(364)	2,223	(1,361)
Net loss on derivatives and hedging activities	(42,579)	(16,073)	(21,592)	(14,089)
Net loss on extinguishment of debt	—	—	(22,739)	(4,602)
Other, net	561	824	1,869	960
Total other loss	(19,786)	(7,521)	(24,704)	(14,042)
OTHER EXPENSE
Compensation and benefits	8,061	7,904	16,325	16,275
Other operating expenses	5,223	4,144	9,650	8,205
Federal Housing Finance Agency	1,075	1,152	2,379	2,514
Office of Finance	714	680	1,435	1,514
Total other expense	15,073	13,880	29,789	28,508
INCOME BEFORE ASSESSMENTS	20,182	25,907	70,404	61,306
AHP	2,026	2,133	7,053	5,029
REFCORP	—	4,628	—	11,129
Total assessments	2,026	6,761	7,053	16,158
NET INCOME	$18,156	$19,146	$63,351	$45,148

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$18,156	$19,146	$63,351	$45,148
Other comprehensive income
Net unrealized gains on available-for-sale securities	17,996	28,732	14,803	2,222
Pension and postretirement benefits	92	52	184	104
Total other comprehensive income	18,088	28,784	14,987	2,326
TOTAL COMPREHENSIVE INCOME	$36,244	$47,930	$78,338	$47,474

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in thousands)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE DECEMBER 31, 2010	21,830	$2,183,028	$556,013	$—	$556,013	$90,531	$2,829,572
Proceeds from issuance of capital stock	2,123	212,319	—	—	—	—	212,319
Repurchase/redemption of capital stock	(2,552)	(255,195)	—	—	—	—	(255,195)
Net shares reclassified to mandatorily redeemable capital stock	(4)	(411)	—	—	—	—	(411)
Comprehensive income	—	—	45,148	—	45,148	2,326	47,474
Cash dividends on capital stock	—	—	(32,693)	—	(32,693)	—	(32,693)
BALANCE JUNE 30, 2011	21,397	$2,139,741	$568,468	$—	$568,468	$92,857	$2,801,066

BALANCE DECEMBER 31, 2011	21,089	$2,108,878	$562,442	$6,533	$568,975	$134,561	$2,812,414
Proceeds from issuance of capital stock	5,837	583,753	—	—	—	—	583,753
Repurchase/redemption of capital stock	(6,226)	(622,627)	—	—	—	—	(622,627)
Net shares reclassified to mandatorily redeemable capital stock	(58)	(5,810)	—	—	—	—	(5,810)
Comprehensive income	—	—	50,680	12,671	63,351	14,987	78,338
Cash dividends on capital stock	—	—	(31,393)	—	(31,393)	—	(31,393)
BALANCE JUNE 30, 2012	20,642	$2,064,194	$581,729	$19,204	$600,933	$149,548	$2,814,675

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$63,351	$45,148
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	323,437	4,869
Net gain on trading securities	(14,921)	(4,473)
Net (gain) loss on consolidated obligations held at fair value	(2,223)	1,361
Net change in derivatives and hedging activities	(305,206)	113,218
Net loss on extinguishment of debt	22,739	4,602
Other adjustments	5	3,155
Net change in:
Accrued interest receivable	2,909	2,192
Other assets	5,446	7,074
Accrued interest payable	(26,242)	(18,800)
Other liabilities	356	(8,487)
Total adjustments	6,300	104,711
Net cash provided by operating activities	69,651	149,859
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	272,749	(68,925)
Securities purchased under agreements to resell	(1,715,000)	1,300,000
Federal funds sold	1,175,000	(255,000)
Premises, software, and equipment	(758)	(2,241)
Trading securities
Proceeds from maturities of long-term	1,007,292	200,000
Purchases of long-term	(245,415)	(56,354)
Available-for-sale securities
Proceeds from maturities of long-term	1,320,398	686,988
Purchases of long-term	(739,936)	—
Held-to-maturity securities
Net decrease in short-term	340,000	335,000
Proceeds from maturities of long-term	904,247	836,631
Advances
Principal collected	24,596,408	20,059,564
Originated	(24,889,889)	(18,752,141)
Mortgage loans held for portfolio
Principal collected	1,131,067	721,149
Originated or purchased	(1,263,595)	(553,236)
Proceeds from sales of foreclosed assets	15,395	18,580
Net cash provided by investing activities	1,907,963	4,470,015

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
FINANCING ACTIVITIES
Net change in deposits	613,384	(191,713)
Net payments on derivative contracts with financing elements	(4,713)	(4,913)
Net proceeds from issuance of consolidated obligations
Discount notes	169,882,719	278,968,158
Bonds	13,820,055	14,507,421
Payments for maturing and retiring consolidated obligations
Discount notes	(170,736,460)	(277,573,507)
Bonds	(15,463,199)	(19,685,906)
Proceeds from issuance of capital stock	583,753	212,319
Payments for repurchase/redemption of mandatorily redeemable capital stock	(1,541)	(670)
Payments for repurchase/redemption of capital stock	(622,627)	(255,195)
Cash dividends paid	(31,393)	(32,693)
Net cash used in financing activities	(1,960,022)	(4,056,699)
Net increase in cash and due from banks	17,592	563,175
Cash and due from banks at beginning of the period	240,156	105,741
Cash and due from banks at end of the period	$257,748	$668,916

SUPPLEMENTAL DISCLOSURES
Interest paid	$607,178	$759,108
AHP payments	$8,032	$6,454
REFCORP assessments	$—	$18,967
Transfers of mortgage loans to real estate owned	$12,782	$17,839

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

The Bank's current members own nearly all of the outstanding capital stock of the Bank. Former members own the remaining capital stock, included in mandatorily redeemable capital stock, to support business transactions still carried on the Bank's Statements of Condition. All stockholders, including current members and former members, may receive dividends on their capital stock investment to the extent declared by the Bank's Board of Directors.

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

Reclassifications

Certain amounts in the Bank's 2011 financial statements have been reclassified to conform to the presentation for the six months ended June 30, 2012.

Revisions to Prior Period Amounts

During the first quarter of 2012, the Bank identified certain classification errors in its previously reported Statement of Cash Flows for the year ended December 31, 2011 contained in the 2011 Form 10-K. These classification errors were limited to the 2011 Annual Statement of Cash Flows and had no impact on the Bank's Statements of Cash Flows for the six months ended June 30, 2012 and 2011 included in this report. Management has determined after evaluating the quantitative and qualitative aspects of the classification errors that such errors were not material to the previously issued Statement of Cash Flows. The Bank will correct these classification errors in its 2012 Form 10-K filing. The following table summarizes the revisions to be made to the Bank's Statement of Cash Flows for the year ended December 31, 2011 in the 2012 Form 10-K (dollars in thousands):

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

The Bank elected the two-statement approach noted above on January 1, 2012 and applied this guidance retrospectively for all periods presented. The adoption of this guidance was limited to the presentation of the Bank's interim and annual financial statements and did not affect its financial condition, results of operations, or cash flows. On December 23, 2011, the FASB issued guidance to defer the effective date of the new requirement to present reclassifications of items out of other comprehensive income in the income statement. This deferral became effective for the Bank on January 1, 2012 and did not affect the Bank's adoption of the remaining guidance contained in the new accounting standard for the presentation of comprehensive income.

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

ISSUED ACCOUNTING GUIDANCE

Finance Agency Advisory Bulletin on Asset Classification

On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for classifying assets and prescribes the timing of asset charge-offs, excluding investment securities. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 states that it was effective upon issuance. The FHLBanks are currently assessing the provisions of AB 2012-02 in coordination with the Finance Agency and therefore have not yet determined when they will implement this guidance or the effect, if any, that this guidance will have on their financial condition, results of operations, or cash flows.

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

Note 4 — Trading Securities

Major Security Types

Trading securities were as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
Temporary Liquidity Guarantee Program (TLGP) debentures[1]	$—	$1,006,883
Taxable municipal bonds[2]	292,439	285,999
Other U.S. obligations[3]	261,098	8,521
Government-sponsored enterprise obligations[4]	64,628	63,718
Total	$618,165	$1,365,121

[1]	Represents corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.

[2]	Represents U.S. Government subsidized Build American Bonds.

[3]	Represents Export-Import Bank and U.S. Department of Transportation Maritime Administration bonds.

[4]	Represents Tennessee Valley Authority (TVA) bonds.

Interest Rate Payment Terms

The following table summarizes the Bank's trading securities by interest rate payment terms (dollars in thousands):

	June 30, 2012	December 31, 2011
Fixed rate	$618,165	$659,626
Variable rate	—	705,495
Total	$618,165	$1,365,121

At June 30, 2012 and December 31, 2011, all of the Bank's fixed rate trading securities were swapped to a variable rate index through the use of interest rate swaps accounted for as derivatives in economic hedge relationships.

Net Gain on Trading Securities

During the three and six months ended June 30, 2012, the Bank recorded net holding gains of $21.5 million and $14.9 million on its trading securities compared to net holding gains of $7.8 million and $4.5 million for the same periods in 2011. The Bank did not sell any trading securities during the three and six months ended June 30, 2012 and 2011.

Note 5 — Available-for-Sale Securities

Major Security Types

Available-for-sale (AFS) securities at June 30, 2012 were as follows (dollars in thousands):

	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Taxable municipal bonds[2]	$195,039	$2,869	$312	$197,596
Other U.S. obligations[3]	158,545	9,209	—	167,754
Government-sponsored enterprise obligations[4]	558,096	47,086	480	604,702
Other[5]	197,670	1,267	307	198,630
Total non-mortgage-backed securities	1,109,350	60,431	1,099	1,168,682
Mortgage-backed securities
Government-sponsored enterprises[6]	3,647,311	93,573	862	3,740,022
Total	$4,756,661	$154,004	$1,961	$4,908,704

AFS securities at December 31, 2011 were as follows (dollars in thousands):

	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
TLGP debentures[7]	$563,989	$405	$—	$564,394
Taxable municipal bonds[2]	191,030	1,575	721	191,884
Other U.S. obligations[3]	165,221	6,916	—	172,137
Government-sponsored enterprise obligations[4]	509,793	46,973	97	556,669
Other[5]	50,205	690	—	50,895
Total non-mortgage-backed securities	1,480,238	56,559	818	1,535,979
Mortgage-backed securities
Government-sponsored enterprises[6]	3,738,086	83,767	2,268	3,819,585
Total	$5,218,324	$140,326	$3,086	$5,355,564

[1]	Amortized cost includes adjustments made to the cost basis of an investment for principal repayments, amortization, accretion, and fair value hedge accounting adjustments.

[2]	Represents U.S. Government subsidized Build America Bonds and State of Iowa IJOBS Program Special Obligations.

[3]	Represents Export-Import Bank bonds.

[4]	Represents Fannie Mae, Freddie Mac, TVA, and Federal Farm Credit Bank (FFCB) bonds.

[5]	Represents Private Export Funding Corporation bonds.

[6]	Represents Fannie Mae and Freddie Mac securities.

[7]	Represents corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.

Interest Rate Payment Terms

The following table summarizes the Bank's AFS securities by interest rate payment terms (dollars in thousands):

	June 30, 2012	December 31, 2011
Fixed rate	$1,563,153	$1,437,386
Variable rate	3,193,508	3,780,938
Total amortized cost	$4,756,661	$5,218,324

At June 30, 2012 and December 31, 2011, 38 and 35 percent of the Bank's fixed rate AFS securities were swapped to a variable rate index through the use of interest rate swaps accounted for as derivatives in fair value hedge relationships.

Unrealized Losses

The following table summarizes AFS securities with unrealized losses at June 30, 2012. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Taxable municipal bonds	$34,275	$312	$—	$—	$34,275	$312
Government-sponsored enterprise obligations	86,840	173	22,294	307	109,134	480
Other	105,297	307	—	—	105,297	307
Total non-mortgage-backed securities	226,412	792	22,294	307	248,706	1,099
Mortgage-backed securities
Government-sponsored enterprises	—	—	323,977	862	323,977	862
Total	$226,412	$792	$346,271	$1,169	$572,683	$1,961

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

	June 30, 2012		December 31, 2011
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$—	$—	$563,989	$564,394
Due after one year through five years	311,965	330,686	157,805	169,702
Due after five years through ten years	489,208	522,762	356,277	392,426
Due after ten years	308,177	315,234	402,167	409,457
Total non-mortgage-backed securities	1,109,350	1,168,682	1,480,238	1,535,979
Mortgage-backed securities	3,647,311	3,740,022	3,738,086	3,819,585
Total	$4,756,661	$4,908,704	$5,218,324	$5,355,564

Prepayment Fees

During the three and six months ended June 30, 2012, the Bank did not receive any prepayment fees on AFS securities. During the three months ended June 30, 2011, the Bank did not receive any prepayment fees on AFS securities. During the six months ended June 30, 2011, an AFS mortgage-backed security with an outstanding par value of $119.0 million was prepaid and the Bank received a $14.6 million prepayment fee. The prepayment fee was recorded as interest income on AFS securities in the Statements of Income.

Note 6 — Held-to-Maturity Securities

Major Security Types

Held-to-maturity (HTM) securities at June 30, 2012 were as follows (dollars in thousands):

	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Government-sponsored enterprise obligations[2]	$309,288	$84,209	$—	$393,497
State or local housing agency obligations[3]	95,338	9,679	—	105,017
Other[4]	2,251	—	—	2,251
Total non-mortgage-backed securities	406,877	93,888	—	500,765
Mortgage-backed securities
Government-sponsored enterprises[5]	3,487,284	89,071	530	3,575,825
Other U.S. obligations[6]	12,322	44	—	12,366
Private-label	45,045	365	3,363	42,047
Total mortgage-backed securities	3,544,651	89,480	3,893	3,630,238
Total	$3,951,528	$183,368	$3,893	$4,131,003

HTM securities at December 31, 2011 were as follows (dollars in thousands):

	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Negotiable certificates of deposit	$340,000	$—	$36	$339,964
TLGP debentures[7]	1,250	7	—	1,257
Government-sponsored enterprise obligations[2]	310,060	74,243	—	384,303
State or local housing agency obligations[3]	101,547	7,897	—	109,444
Other[4]	1,196	—	—	1,196
Total non-mortgage-backed securities	754,053	82,147	36	836,164
Mortgage-backed securities
Government-sponsored enterprises[5]	4,378,340	108,604	1,716	4,485,228
Other U.S. obligations[6]	14,109	38	—	14,147
Private-label	48,698	205	4,421	44,482
Total mortgage-backed securities	4,441,147	108,847	6,137	4,543,857
Total	$5,195,200	$190,994	$6,173	$5,380,021

[1]	Amortized cost includes adjustments made to the cost basis of an investment for principal repayments, amortization, and accretion.

[2]	Represents TVA and FFCB bonds.

[3]	Represents Housing Finance Authority bonds that were purchased by the Bank from housing associates within its district.

[4]	Represents an investment in a Small Business Investment Company.

[5]	Represents Fannie Mae and Freddie Mac securities.

[6]	Represents Government National Mortgage Associated (Ginnie Mae) securities and Small Business Administration Pool Certificates that are backed by the full faith and credit of the U.S. Government.

[7]	Represents corporate debentures issued by the Bank's members that are backed by the full faith and credit of the U.S. Government.

Unrealized Losses

The following table summarizes the HTM securities with unrealized losses at June 30, 2012. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
Government-sponsored enterprises	$—	$—	$292,777	$530	$292,777	$530
Private-label	—	—	26,162	3,363	26,162	3,363
Total mortgage-backed securities	$—	$—	$318,939	$3,893	$318,939	$3,893

The following table summarizes the HTM securities with unrealized losses at December 31, 2011. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

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

	June 30, 2012		December 31, 2011
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$—	$—	$341,250	$341,221
Due after one year through five years	2,251	2,251	1,196	1,196
Due after ten years	404,626	498,514	411,607	493,747
Total non-mortgage-backed securities	406,877	500,765	754,053	836,164
Mortgage-backed securities	3,544,651	3,630,238	4,441,147	4,543,857
Total	$3,951,528	$4,131,003	$5,195,200	$5,380,021

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

Private-Label Mortgage-Backed Securities

On a quarterly basis, the Bank engages other designated FHLBanks to perform cash flow analyses on its private-label mortgage-backed securities (MBS) in order to determine whether the entire amortized cost bases of these securities are expected to be recovered. To ensure consistency in the determination of OTTI, an OTTI Governance Committee, comprised of representation from all 12 FHLBanks, is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies used by the designated FHLBanks when generating the cash flow projections.

At June 30, 2012, the Bank obtained cash flow analyses for all of its private-label MBS from its designated FHLBanks. The cash flow analyses used two third-party models. The first third-party model considered borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSAs refer collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. A CBSA must contain at least one urban area with a population of 10,000 or more people. The housing price forecast as of June 30, 2012 assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that are believed to have reached their trough) to 6 percent. For those markets where further home price declines are anticipated, the declines were projected to occur over the 3 to 9 month period beginning April 1, 2012. For the vast majority of markets where further home price declines are anticipated, the declines were projected to range from 1 percent to 4 percent over the three month period beginning April 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market.

The following table presents projected home price recovery by months at June 30, 2012:

	Recovery Range of Annualized Rates %
Months	Minimum	Maximum
1 - 6	0.0	2.8
7 - 18	0.0	3.0
19 - 24	1.0	4.0
25 - 30	2.0	4.0
31 - 42	2.0	5.0
43 - 66	2.0	6.0
Thereafter	2.3	5.6

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

The Bank compared the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At June 30, 2012 and December 31, 2011, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at June 30, 2012 and December 31, 2011.

All Other Investment Securities

On a quarterly basis, the Bank reviews all remaining AFS and HTM securities in an unrealized loss position. At June 30, 2012 and December 31, 2011, the Bank determined that the unrealized losses on these securities were due primarily to interest rate volatility. Because the Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases, it did not consider any of its other investment securities to be other-than-temporarily impaired at June 30, 2012 and December 31, 2011.

In addition, the Bank determined the following for its other investment securities in an unrealized loss position at June 30, 2012 and December 31, 2011:

•
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

•
PEFCO bonds. The strength of the issuers' guarantees by an agency of the U.S. Government or a trust consisting of pledged collateral, which may include guaranteed importer notes, securities guaranteed by the full faith and credit of the U.S. Government, or cash, is sufficient to protect the Bank from losses based on current expectations.

•	Negotiable certificates of deposit. The creditworthiness of the issuers is sufficient to protect the Bank from losses based on current expectations.

Note 8 — Advances

Redemption Terms

The following table summarizes the Bank's advances outstanding by year of contractual maturity (dollars in thousands):

	June 30, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$58	3.33	$397	3.39
Due in one year or less	8,756,100	1.25	6,156,242	1.42
Due after one year through two years	4,495,210	1.45	5,640,451	1.78
Due after two years through three years	1,335,627	2.17	1,175,120	2.53
Due after three years through four years	2,152,001	1.98	1,744,798	2.20
Due after four years through five years	2,810,707	2.21	3,057,813	2.95
Thereafter	6,406,616	2.17	7,888,017	2.62
Total par value	25,956,319	1.72	25,662,838	2.15
Premiums	178		186
Discounts	(3,783)		(1)
Fair value hedging adjustments
Cumulative fair value gains on existing hedges	561,951		841,783
Basis adjustments from terminated or ineffective hedges	46,663		86,217
Total	$26,561,328		$26,591,023

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) without incurring prepayment fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call date, the borrower pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At both June 30, 2012 and December 31, 2011, the Bank had callable advances outstanding totaling $5.6 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At June 30, 2012 and December 31, 2011, the Bank had putable advances outstanding totaling $3.4 billion and $3.7 billion.

Interest Rate Payment Terms

The following table summarizes the Bank's advances by interest rate payment terms (dollars in thousands):

	June 30, 2012	December 31, 2011
Fixed rate	$17,475,386	$17,959,406
Variable rate	8,480,933	7,703,432
Total par value	$25,956,319	$25,662,838

At June 30, 2012 and December 31, 2011, 53 and 57 percent of the Bank's fixed rate advances were swapped to a variable rate index through the use of interest rate swaps accounted for as derivatives in fair value or economic hedge relationships. At June 30, 2012 and December 31, 2011, two and three percent of the Bank's variable rate advances were swapped to another variable rate index through the use of interest rate swaps accounted for as derivatives in economic hedge relationships.

Prepayment Fees

The Bank charges a prepayment fee for advances that terminate prior to their stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. These prepayment fees are recorded net of amortization of fair value hedging adjustments and deferrals on advance modifications through "Prepayment fees on advances, net" in the Statements of Income. The following table summarizes the Bank's prepayment fees on advances, net (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross prepayment fees	$1,500	$4,640	$340,174	$12,605
Amortization of fair value hedging adjustments	(431)	(1,001)	(322,346)	(5,982)
Amortization of deferrals on advance modifications	244	128	355	284
Prepayment fees on advances, net	$1,313	$3,767	$18,183	$6,907

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

Mortgage loans with a contractual maturity of 15 years or less are classified as medium-term, and all other mortgage loans are classified as long-term. The following table presents information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	June 30, 2012	December 31, 2011
Fixed rate, medium-term single family mortgages	$1,909,891	$1,795,914
Fixed rate, long-term single family mortgages	5,286,022	5,308,476
Total unpaid principal balance	7,195,913	7,104,390
Premiums	84,260	70,844
Discounts	(25,475)	(30,666)
Basis adjustments from mortgage loan commitments	16,209	12,365
Allowance for credit losses	(17,424)	(18,963)
Total mortgage loans held for portfolio, net	$7,253,483	$7,137,970

The following table presents the Bank's mortgage loans held for portfolio by type (dollars in thousands):

	June 30, 2012	December 31, 2011
Conventional loans	$6,712,814	$6,678,048
Government-insured loans	483,099	426,342
Total unpaid principal balance	$7,195,913	$7,104,390

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

Credit Products

The Bank manages its credit exposure to credit products through an approach that provides for an established credit limit for each borrower, ongoing reviews of each borrower's financial condition, and detailed collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the Bank lends to its borrowers in accordance with the FHLBank Act, Finance Agency regulations, and other applicable laws.

The Bank is required by regulation to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the unpaid principal balance or market value, if available, of the collateral. Eligible collateral includes (i) whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and Federal Family Education Loan Program guaranteed student loans, (iii) cash deposited with the Bank, and (iv) other real estate-related collateral acceptable to the Bank provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. Community financial institutions may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that the Bank has a lien on each member's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. The Bank periodically evaluates and makes changes to its collateral guidelines.

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

Taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At June 30, 2012 and December 31, 2011, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At June 30, 2012 and December 31, 2011, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, none of the Bank's credit products were troubled debt restructurings (TDRs) at June 30, 2012 and December 31, 2011.

Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on its credit products as of June 30, 2012 and December 31, 2011. Accordingly, the Bank has not recorded any allowance for credit losses.

At June 30, 2012 and December 31, 2011, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information on the Bank's off-balance sheet credit exposure, see "Note 15 — Commitments and Contingencies."

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans secured by one-to-four family residential properties. Government-insured mortgage loans are insured by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government mortgage loans. Any principal losses incurred on such mortgage loans that are not recovered from the guarantor are absorbed by the servicers. As a result, the Bank did not establish an allowance for credit losses for government-insured mortgage loans at June 30, 2012 and December 31, 2011. Furthermore, due to the government guarantee or insurance, these mortgage loans are not placed on non-accrual status.

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

•
First Loss Account. The first loss account (FLA) is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. Credit enhancement fees paid totaled $4.3 million and $5.2 million during the six months ended June 30, 2012 and 2011. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments was $128.3 million and $124.4 million at June 30, 2012 and December 31, 2011.

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

	June 30, 2012	December 31, 2011
Estimate of credit losses before performance-based credit enhancement fees	$17,787	$19,549
Less: Performance-based credit enhancement fees available for recapture	(363)	(586)
Allowance for credit losses	$17,424	$18,963

Allowance for Credit Losses on Conventional Mortgage Loans. The following table presents a rollforward of the allowance for credit losses on the Bank's conventional mortgage loan portfolio (dollars in thousands):

	June 30, 2012	December 31, 2011
Balance, beginning of year	$18,963	$13,000
Charge-offs	(1,539)	(3,192)
Provision for credit losses	—	9,155
Balance, end of period	$17,424	$18,963

The following table summarizes the allowance for credit losses and recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in thousands):

	June 30, 2012	December 31, 2011
Allowance for credit losses
Collectively evaluated for impairment	$7,099	$6,431
Individually evaluated for impairment	10,325	12,532
Total allowance for credit losses	$17,424	$18,963
Recorded investment[1]
Collectively evaluated for impairment	$6,745,499	$6,690,878
Individually evaluated for impairment, with or without a related allowance	67,603	68,825
Total recorded investment	$6,813,102	$6,759,703

[1]	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollar amounts in thousands):

	June 30, 2012
	Conventional	Government Insured	Total
Past due 30 - 59 days	$71,545	$14,246	$85,791
Past due 60 - 89 days	24,210	2,990	27,200
Past due 90 days or more	90,728	4,402	95,130
Total past due loans	186,483	21,638	208,121
Total current loans	6,626,619	474,250	7,100,869
Total recorded investment of mortgage loans[1]	$6,813,102	$495,888	$7,308,990

In process of foreclosure (included above)[2]	$65,747	$411	$66,158
Serious delinquency rate[3]	1.4%	0.9%	1.3%
Past due 90 days or more and still accruing interest[4]	$—	$4,402	$4,402
Non-accrual mortgage loans[5]	$92,519	$—	$92,519

	December 31, 2011
	Conventional	Government Insured	Total
Past due 30 - 59 days	$90,394	$15,706	$106,100
Past due 60 - 89 days	28,823	4,731	33,554
Past due 90 days or more	96,331	4,427	100,758
Total past due loans	215,548	24,864	240,412
Total current loans	6,544,155	411,251	6,955,406
Total recorded investment of mortgage loans[1]	$6,759,703	$436,115	$7,195,818

In process of foreclosure (included above)[2]	$67,679	$766	$68,445
Serious delinquency rate[3]	1.4%	1.0%	1.4%
Past due 90 days or more and still accruing interest[4]	$—	$4,427	$4,427
Non-accrual mortgage loans[5]	$97,477	$—	$97,477

[1]	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

[2]
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans depending on their payment status.

[3]	Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total recorded investment.

[4]	Represents government-insured mortgage loans that are 90 days or more past due.

[5]	Represents conventional mortgage loans that are 90 days or more past due and TDRs.

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

	June 30, 2012		December 31, 2011
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Impaired loans with an allowance	$66,609	$10,325	$68,107	$12,532
Impaired loans without an allowance	994	—	718	—
Total	$67,603	$10,325	$68,825	$12,532

The Bank did not recognize any interest income on impaired loans during the three and six months ended June 30, 2012. The average recorded investment on impaired loans with an allowance was $64.5 million and $67.2 million during the three and six months ended June 30, 2012. The average recorded investment on impaired loans without an allowance was $0.7 million during both the three and six months ended June 30, 2012. The Bank did not consider any loans impaired during the three and six months ended June 30, 2011.

Real Estate Owned. At June 30, 2012 and December 31, 2011, the Bank had $16.9 million and $18.3 million of REO recorded as a component of "Other assets" in the Statements of Condition.

Term Securities Purchased Under Agreements to Resell

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments with investment-grade counterparties. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the Bank or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If a resale agreement is deemed impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings. At June 30, 2012 and December 31, 2011, based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for term securities purchased under agreements to resell.

Term Federal Funds Sold

The Bank may invest in term Federal funds sold with investment-grade counterparties. These investments are generally short-term and their carrying value approximates fair value. If term Federal funds sold are not paid when due, the Bank will evaluate whether or not an allowance for credit losses is necessary. As of June 30, 2012, the Bank did not own any term Federal funds sold. At December 31, 2011, all investments in term Federal funds sold were repaid or expected to be repaid according to their contractual terms. As a result, the Bank determined that no allowance for credit losses was needed for term Federal funds sold.

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

The types of hedged items are:

•	advances;

•	investment securities;

•	mortgage loans;

•	consolidated obligations; and

•	firm commitments.

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

	June 30, 2012
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$30,722,291	$223,202	$640,586
Derivatives not designated as hedging instruments
Interest rate swaps	6,062,473	5,260	76,043
Interest rate caps	3,450,000	5,171	—
Forward settlement agreements (TBAs)	95,000	2	538
Mortgage delivery commitments	88,926	344	9
Total derivatives not designated as hedging instruments	9,696,399	10,777	76,590
Total derivatives before netting and collateral adjustments	$40,418,690	233,979	717,176
Netting adjustments		(211,609)	(211,609)
Cash collateral and related accrued interest		(11,352)	(404,353)
Total netting adjustments and cash collateral[1]		(222,961)	(615,962)
Derivative assets and liabilities		$11,018	$101,214

	December 31, 2011
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$29,869,150	$202,729	$944,514
Derivatives not designated as hedging instruments
Interest rate swaps	7,562,011	3,587	68,169
Interest rate caps	3,450,000	15,948	—
Forward settlement agreements (TBAs)	90,500	—	647
Mortgage delivery commitments	89,971	543	73
Total derivatives not designated as hedging instruments	11,192,482	20,078	68,889
Total derivatives before netting and collateral adjustments	$41,061,632	222,807	1,013,403
Netting adjustments		(221,355)	(221,355)
Cash collateral and related accrued interest		—	(675,242)
Total netting adjustments and cash collateral[1]		(221,355)	(896,597)
Derivative assets and liabilities		$1,452	$116,806

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

The following table summarizes the components of “Net loss on derivatives and hedging activities” as presented in the Statements of Income (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives designated as hedging instruments
Interest rate swaps	$(1,736)	$3,979	$2,403	$7,614
Derivatives not designated as hedging instruments
Interest rate swaps	(26,739)	(4,640)	(4,682)	(2,127)
Interest rate caps and floors	(10,082)	(17,495)	(10,776)	(24,600)
Forward settlement agreements (TBAs)	(6,735)	(2,389)	(7,437)	(2,508)
Mortgage delivery commitments	5,836	2,129	6,184	2,112
Net interest settlements	(3,123)	2,343	(7,284)	5,420
Total net loss related to derivatives not designated as hedging instruments	(40,843)	(20,052)	(23,995)	(21,703)
Net loss on derivatives and hedging activities	$(42,579)	$(16,073)	$(21,592)	$(14,089)

The following tables summarize, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income (dollars in thousands):

	Three Months Ended June 30, 2012
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(20,724)	$19,751	$(973)	$(3,221)
Advances	(46,824)	47,735	911	(46,025)
Bonds	72,731	(74,405)	(1,674)	35,760
Total	$5,183	$(6,919)	$(1,736)	$(13,486)

	Three Months Ended June 30, 2011
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(9,519)	$9,293	$(226)	$(2,903)
Advances	(107,936)	109,932	1,996	(80,895)
Bonds	80,808	(78,599)	2,209	70,790
Total	$(36,647)	$40,626	$3,979	$(13,008)

	Six Months Ended June 30, 2012
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(10,772)	$11,048	$276	$(6,164)
Advances	(18,738)	20,690	1,952	(106,290)
Bonds	32,380	(32,205)	175	74,734
Total	$2,870	$(467)	$2,403	$(37,720)

	Six Months Ended June 30, 2011
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(4,228)	$4,465	$237	$(5,811)
Advances	(7,158)	11,341	4,183	(162,972)
Bonds	(27,214)	30,408	3,194	141,087
Total	$(38,600)	$46,214	$7,614	$(27,696)

[1]	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative contracts. The degree of counterparty credit risk depends on the extent to which collateral agreements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policies and Finance Agency regulations. The Bank requires collateral agreements on all derivative contracts that establish collateral delivery thresholds. Based on credit analyses and collateral requirements, the Bank does not anticipate any credit losses on its derivatives at June 30, 2012. See "Note 14 — Fair Value" for a discussion on the Bank's fair value methodology for derivatives.

The following table presents the Bank's credit risk exposure to derivative instruments (dollars in thousands):

	June 30, 2012	December 31, 2011
Net accrued interest receivable	$12,742	$851
Other credit risk exposure	7,908	601
Total credit risk exposure	20,650	1,452
Less: Cash collateral held and related accrued interest	(9,632)	—
Credit risk exposure after collateral	$11,018	$1,452

A majority of the Bank's derivative contracts contain provisions that require the Bank to deliver additional collateral on derivatives in net liability positions to counterparties if there is deterioration in the Bank's credit rating. At June 30, 2012, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) was $501.5 million, for which the Bank posted cash collateral (including accrued interest) of $404.4 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver up to an additional $72.1 million of collateral to its derivative counterparties at June 30, 2012.

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At June 30, 2012 and December 31, 2011, the total par value of outstanding consolidated obligations of the 12 FHLBanks was approximately $685.2 billion and $691.9 billion.

BONDS

The following table summarizes the Bank's bonds outstanding by year of contractual maturity (dollars in thousands):

	June 30, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$17,134,790	0.85	$13,808,650	1.05
Due after one year through two years	5,672,780	1.34	7,388,560	1.57
Due after two years through three years	2,399,250	2.38	3,048,490	1.99
Due after three years through four years	2,068,750	4.39	2,994,040	3.38
Due after four years through five years	2,757,660	3.45	2,669,535	3.32
Thereafter	5,252,905	3.40	6,809,420	3.74
Index amortizing notes	891,596	5.12	1,077,716	5.12
Total par value	36,177,731	1.90	37,796,411	2.17
Premiums	28,134		32,445
Discounts	(21,187)		(23,678)
Fair value hedging adjustments
Cumulative fair value losses on existing hedges	154,268		126,095
Basis adjustments from terminated or ineffective hedges	53,003		76,360
Fair value option adjustments
Cumulative fair value losses	2,883		3,814
Accrued interest payable	1,260		873
Total	$36,396,092		$38,012,320

The following table summarizes the Bank's bonds outstanding by call features (dollars in thousands):

	June 30, 2012	December 31, 2011
Noncallable or nonputable	$30,842,731	$28,640,411
Callable	5,335,000	9,156,000
Total par value	$36,177,731	$37,796,411

Interest Rate Payment Terms

The following table summarizes the Bank's bonds by interest rate payment terms (dollars in thousands):

	June 30, 2012	December 31, 2011
Fixed rate	$30,832,731	$31,145,411
Simple variable rate	2,775,000	2,675,000
Step-up	2,520,000	3,761,000
Step-down	50,000	215,000
Total par value	$36,177,731	$37,796,411

At June 30, 2012 and December 31, 2011, 63 and 56 percent of the Bank's fixed rate, step-up, and step-down bonds were swapped to a variable rate index through the use of interest rate swaps accounted for as derivatives in fair value or economic hedge relationships. At June 30, 2012 and December 31, 2011, all of the Bank's variable rate bonds were swapped to another variable rate index through the use of interest rate swaps accounted for as derivatives in economic hedge relationships.

Extinguishment of Debt

During the three months ended June 30, 2012 and 2011, the Bank did not extinguish any debt. During the six months ended June 30, 2012 and 2011, the Bank extinguished bonds with a total par value of $150.5 million and $33.0 million and recognized losses of $22.7 million and $4.6 million in other (loss) income.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in thousands):

	June 30, 2012		December 31, 2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$5,958,569	0.14	$6,811,999	0.09
Discounts	(2,424)		(199)
Fair value option adjustments	111		(2,034)
Total	$5,956,256		$6,809,766

At June 30, 2012 and December 31, 2011, 40 percent and 51 percent of the Bank's discount notes were swapped to a variable rate index through the use of interest rate swaps accounted for as derivatives in economic hedge relationships.

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At June 30, 2012 and December 31, 2011, the Bank did not have any nonpermanent capital.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to safe and sound business operations. The following table shows the Bank's compliance with the Finance Agency's three regulatory capital requirements (dollars in thousands):

	June 30, 2012		December 31, 2011
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$408,548	$2,675,565	$540,735	$2,684,022
Regulatory capital	$1,877,527	$2,675,565	$1,949,333	$2,684,022
Leverage capital	$2,346,909	$4,013,348	$2,436,666	$4,026,032
Capital-to-asset ratio	4.00%	5.70%	4.00%	5.51%
Leverage ratio	5.00%	8.55%	5.00%	8.26%

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

Excess Stock

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. On January 4, 2012, the Bank reduced its operational threshold for repurchasing excess activity-based capital stock from $50,000 to zero. In addition, effective April 27, 2012, the Bank began repurchasing all excess activity-based capital stock on a daily basis. At June 30, 2012 and December 31, 2011, the Bank had excess capital stock (including excess mandatorily redeemable capital stock) of $0.5 million and $80.7 million.

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

The following table summarizes a rollforward of the Bank's mandatorily redeemable capital stock (dollars in thousands):

	June 30, 2012	December 31, 2011
Balance, beginning of year	$6,169	$6,835
Mandatorily redeemable capital stock issued	—	6
Capital stock subject to mandatory redemption reclassified from capital stock	5,810	6,682
Redemption of mandatorily redeemable capital stock	(1,541)	(7,354)
Balance, end of period	$10,438	$6,169

Restricted Retained Earnings

The Joint Capital Enhancement Agreement (JCE Agreement), as amended, provides that the Bank will allocate 20 percent of its net income each quarter to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings will not be available to pay dividends. At June 30, 2012 and December 31, 2011, the Bank's restricted retained earnings account totaled $19.2 million and $6.5 million.

Accumulated Other Comprehensive Income

The following table summarizes a rollforward of the Bank's accumulated other comprehensive income (dollars in thousands):

	Net unrealized gains on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income
Balance December 31, 2010	$92,222	$(1,691)	$90,531
Other comprehensive income	2,222	104	2,326
Balance June 30, 2011	$94,444	$(1,587)	$92,857

Balance December 31, 2011	$137,240	$(2,679)	$134,561
Other comprehensive income	14,803	184	14,987
Balance June 30, 2012	$152,043	$(2,495)	$149,548

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the six months ended June 30, 2012 and 2011.

The following table summarizes the carrying value and fair value of the Bank's financial instruments at June 30, 2012 (dollars in thousands). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$257,748	$257,748	$—	$—	$—	$257,748
Interest-bearing deposits	4,488	—	4,468	—	—	4,468
Securities purchased under agreements to resell	2,315,000	—	2,315,000	—	—	2,315,000
Federal funds sold	940,000	—	940,000	—	—	940,000
Trading securities	618,165	—	618,165	—	—	618,165
Available-for-sale securities	4,908,704	—	4,908,704	—	—	4,908,704
Held-to-maturity securities	3,951,528	—	4,088,956	42,047	—	4,131,003
Advances	26,561,328	—	26,789,833	—	—	26,789,833
Mortgage loans held for portfolio, net	7,253,483	—	7,639,405	57,278	—	7,696,683
Accrued interest receivable	70,100	—	70,100	—	—	70,100
Derivative assets	11,018	2	233,977	—	(222,961)	11,018
Liabilities
Deposits	1,352,129	—	1,352,116	—	—	1,352,116
Consolidated obligations
Discount notes	5,956,256	—	5,956,270	—	—	5,956,270
Bonds	36,396,092	—	37,753,351	—	—	37,753,351
Total consolidated obligations	42,352,348	—	43,709,621	—	—	43,709,621
Mandatorily redeemable capital stock	10,438	10,438	—	—	—	10,438
Accrued interest payable	128,610	—	128,610	—	—	128,610
Derivative liabilities	101,214	538	716,638	—	(615,962)	101,214
Other
Standby letters of credit	(1,123)	—	—	(1,123)	—	(1,123)
Standby bond purchase agreements	—	—	2,448	—	—	2,448

[1]
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and the related accrued interest held of placed with the same counterparties.

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

As an additional step, the Bank reviews the final fair value estimates of its private-label MBS holdings quarterly for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private-label MBS using the estimated fair value derived from the process previously described and the security's projected cash flows and compared such yield to the yield for comparable securities according to dealers and/or other third-party sources. No significant variances were noted. Therefore, the Bank determined that its fair value estimates for private-label MBS were appropriate at June 30, 2012.

As of June 30, 2012 and December 31, 2011, three or four prices were received for substantially all of the Bank's investment securities and the final prices for substantially all of those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Mortgage Loans Held for Portfolio. The fair value of mortgage loans held for portfolio is determined based on quoted market prices of similar mortgage loans available in the market, if available, or modeled prices. The modeled prices start with prices for new MBS issued by GSEs or similar mortgage loans. They are then adjusted for credit risk, servicing spreads, seasoning, and cash flow remittances. The prices for new MBS or similar mortgage loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in the prepayment rates often have a material effect on the fair value estimates.

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

The Bank's discounted cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). For interest-related derivatives, the Bank utilizes the LIBOR Swap Curve and a volatility assumption to estimate fair value. For forward settlement agreements (TBAs), the Bank utilizes TBA securities prices that are determined by coupon class and expected term until settlement. For mortgage delivery commitments, the Bank utilizes TBA securities prices adjusted for credit risk and servicing spreads.

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

Fair Value on a Recurring Basis

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at June 30, 2012 (dollars in thousands):

	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Taxable municipal bonds	$—	$292,439	$—	$—	$292,439
Other U.S. obligations	—	261,098	—	—	261,098
Government-sponsored enterprise obligations	—	64,628	—	—	64,628
Available-for-sale securities
Taxable municipal bonds	—	197,596	—	—	197,596
Other U.S. obligations	—	167,754	—	—	167,754
Government-sponsored enterprise obligations	—	604,702	—	—	604,702
Other non-MBS	—	198,630	—	—	198,630
Government-sponsored enterprise MBS	—	3,740,022	—	—	3,740,022
Derivative assets
Interest rate related	—	233,633	—	(222,961)	10,672
Forward settlement agreements (TBAs)	2	—	—	—	2
Mortgage delivery commitments	—	344	—	—	344
Total assets at fair value	$2	$5,760,846	$—	$(222,961)	$5,537,887
Liabilities
Discount notes[2]	$—	$2,386,190	$—	$—	$2,386,190
Bonds[3]	—	2,779,143	—	—	2,779,143
Derivative liabilities
Interest rate related	—	716,629	—	(615,962)	100,667
Forward settlement agreements (TBAs)	538	—	—	—	538
Mortgage delivery commitments	—	9	—	—	9
Total liabilities at fair value	$538	$5,881,971	$—	$(615,962)	$5,266,547

[1]
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and the related accrued interest held or place with the same counterparties.

[2]	Represents discount notes recorded under the fair value option.

[3]	Represents bonds recorded under the fair value option.

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

[2]	Represents discount notes recorded under the fair value option.

[3]	Represents bonds recorded under the fair value option.

Fair Value on a Non-Recurring Basis

The Bank measures certain impaired mortgage loans held for portfolio and REO at Level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. In the case of impaired mortgage loans, the Bank estimates fair value based on historical loss severity rates incurred on sales or discounted cash flows. At June 30, 2012, the historical loss severity rate used to estimate the fair value of a majority of impaired mortgage loans held for portfolio was 17.3 percent. Significant increases/decreases in this loss severity rate may result in significantly lower/higher fair value measurements. In the case of REO, the Bank estimates fair value based on a current property value from the MPF Servicer or a broker price opinion adjusted for estimated selling costs. The following table summarizes impaired mortgage loans held for portfolio and REO that were recorded at fair value as a result of a non-recurring change in fair value having been recorded in the quarter then ended (dollars in thousands):

	June 30, 2012	December 31, 2011
Impaired mortgage loans held for portfolio	$57,278	$55,575
Real estate owned	217	1,089
Total non-recurring assets	$57,495	$56,664

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

The following table summarizes the activity related to consolidated obligations in which the fair value option has been elected (dollars in thousands):

	Three Months Ended June 30,
	2012		2011
	Bonds	Discount Notes	Bonds	Discount Notes
Balance, beginning of period	$2,794,314	$3,181,930	$2,607,685	$242,604
New consolidated obligations elected for fair value option	—	—	15,000	173,804
Maturities and terminations	(15,000)	(796,921)	(2,560,000)	—
Net (gain) loss on consolidated obligations held at fair value	(338)	(33)	149	215
Change in accrued interest/unaccreted balance	167	1,214	(2,373)	171
Balance, end of period	$2,779,143	$2,386,190	$60,461	$416,794

	Six Months Ended June 30,
	2012		2011
	Bonds	Discount Notes	Bonds	Discount Notes
Balance, beginning of period	$2,694,687	$3,474,596	$2,816,850	$—
New consolidated obligations elected for fair value option	100,000	—	15,000	416,529
Maturities and terminations	(15,000)	(1,089,746)	(2,770,000)	—
Net (gain) loss on consolidated obligations held at fair value	(931)	(1,292)	1,313	48
Change in accrued interest/unaccreted balance	387	2,632	(2,702)	217
Balance, end of period	$2,779,143	$2,386,190	$60,461	$416,794

For consolidated obligations recorded under the fair value option, the related contractual interest expense as well as the discount amortization on fair value option discount notes is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net gain (loss) on consolidated obligations held at fair value” in the Statements of Income. At June 30, 2012 and December 31, 2011, the Bank determined no credit risk adjustments for nonperformance were necessary to the consolidated obligations recorded under the fair value option. Concessions paid on consolidated obligations under the fair value option are expensed as incurred and recorded in other (loss) income in the Statements of Income.

The following table summarizes the difference between the unpaid principal balance and fair value of outstanding consolidated obligations for which the fair value option has been elected (dollars in thousands):

	June 30, 2012		December 31, 2011
	Bonds	Discount Notes	Bonds	Discount Notes
Unpaid principal balance	$2,775,000	$2,386,885	$2,690,000	$3,476,631
Fair value	2,779,143	2,386,190	2,694,687	3,474,596
Fair value over (under) unpaid principal balance	$4,143	$(695)	$4,687	$(2,035)

Note 15 — Commitments and Contingencies

Joint and Several Liability. The 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At June 30, 2012 and December 31, 2011, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $643.1 billion and $647.3 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in thousands):

	June 30, 2012			December 31, 2011
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding	$2,927,693	$310,036	$3,237,729	$3,696,007
Standby bond purchase agreements outstanding	—	728,912	728,912	671,460
Commitments to purchase mortgage loans	88,926	—	88,926	89,971
Commitments to issue bonds	80,000	—	80,000	93,135
Other commitments	38,500	—	38,500	138,500

Standby Letters of Credit. Standby letters of credit are executed with members for a fee. A standby letter of credit is a financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 20 years, currently no later than 2030. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $1.1 million and $1.6 million at June 30, 2012 and December 31, 2011.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at June 30, 2012 and December 31, 2011 is reported in “Note 14 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bonds. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2016. At June 30, 2012 and December 31, 2011, the Bank had standby bond purchase agreements with four housing associates. During the six months ended June 30, 2012 and 2011, the Bank was not required to purchase any bonds under these agreements. For the three and six months ended June 30, 2012, the Bank received fees for the guarantees that amounted to $0.5 million and $1.0 million. For the three and six months ended June 30, 2011 the Bank received fees for the guarantees that amounted to $0.4 million and $0.8 million. The estimated fair value of standby bond purchase agreements at June 30, 2012 and December 31, 2011 is reported in “Note 14 — Fair Value.”

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at June 30, 2012 and December 31, 2011 is reported in “Note 11 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Other Commitments. On September 29, 2011, the Bank entered into an agreement with the Iowa Finance Authority (IFA) to purchase up to $50 million of taxable, variable rate, multi-family mortgage revenue bonds. This agreement expires on December 31, 2012. As of June 30, 2012, the Bank had purchased $11.5 million of bonds under the IFA agreement. These bonds are classified as HTM in the Bank's Statements of Condition.

As described in “Note 10 — Allowance for Credit Losses”, the FLA is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments was $128.3 million and $124.4 million at June 30, 2012 and December 31, 2011.
In conjunction with its sale of certain mortgage loans to Fannie Mae through the FHLBank of Chicago in 2009, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $1.2 million by December 31, 2012, $0.8 million by December 31, 2015, and $0.3 million by December 31, 2020. At June 30, 2012, the FHLBank of Chicago had not requested any indemnification payments from the Bank pursuant to this agreement.

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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in thousands):

	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Interest-bearing deposits	$239	5.3	$239	3.8
Advances	681,631	2.6	611,033	2.4
Mortgage loans	79,660	1.1	74,628	1.1
Deposits	4,467	0.3	12,616	1.7
Capital stock	45,196	2.2	40,892	1.9

Business Concentrations

The Bank has business concentrations with stockholders whose capital stock outstanding is in excess of 10 percent of the Bank's total capital stock outstanding (including mandatorily redeemable capital stock). At June 30, 2012 and December 31, 2011, the Bank did not have any business concentrations with stockholders.

Note 17 — Activities with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago for its participation in the MPF program. This service fee expense is recorded as an offset to other (loss) income. For the three months ended June 30, 2012 and 2011, the Bank recorded $0.6 million and $0.5 million in service fee expense to the FHLBank of Chicago. For the six months ended June 30, 2012 and 2011, the Bank recorded $1.2 million and $1.0 million in service fee expense to the FHLBank of Chicago.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The Bank did not loan any funds to other FHLBanks during the six months ended June 30, 2012. The Bank loaned $1.0 billion to the FHLBank of Atlanta during the six months ended June 30, 2011. The Bank borrowed $75.0 million and $40.0 million from the FHLBank of Chicago during the six months ended June 30, 2012 and 2011. At June 30, 2012 and June 30, 2011, none of these transactions were outstanding on the Bank's Statement of Condition.

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

For the three and six months ended June 30, 2012, we recorded net income of $18.2 million and $63.4 million compared to net income of $19.1 million and $45.1 million for the same periods in 2011. Our net income, calculated in accordance with accounting principles generally accepted in the U.S. (GAAP), was primarily impacted by net interest income, losses on debt extinguishments, gains on trading securities, and losses on derivatives and hedging activities.

Our net interest income totaled $55.0 million and $124.9 million for the three and six months ended June 30, 2012 compared with $48.9 million and $111.0 million for the same periods last year. The increase was primarily driven by improved funding costs, which was partially offset by a decline in investment interest income. During the three and six months ended June 30, 2012, our interest expense on consolidated obligations decreased $41.3 million and $81.2 million when compared to the same periods in 2011 due to the lower interest rate environment and a decline in consolidated obligation bond volumes. In addition, throughout the three and six months ended June 30, 2012 and 2011, we called certain higher-costing debt in order to reduce our future interest costs. Our investment interest income declined $18.6 million and $52.1 million during the three and six months ended June 30, 2012 when compared to the same periods in 2011 primarily due to principal paydowns on mortgage-backed securities (MBS).

Furthermore, our net interest income for the six months ended June 30, 2012 included advance prepayment fee income, net of hedging fair value adjustments, of $18.2 million compared to $6.9 million for the same period in 2011. The increase was mainly due to fees assessed on a member's prepayment of approximately $2.1 billion of fixed rate advances during the first quarter of 2012. We are required by regulation to charge a prepayment fee to make us financially indifferent to a member's decision to prepay an advance prior to its stated maturity. We utilized the advance prepayment fees to extinguish certain consolidated obligation bonds during the first quarter of 2012 and recognized losses of $22.7 million on these debt extinguishments through "Net loss on extinguishment of debt" in the Statements of Income, which is a component of other (loss) income.

Our net income was positively impacted by gains on trading securities during the three and six months ended June 30, 2012. We generally hold trading securities for liquidity purposes. Trading securities are recorded at fair value with changes in fair value reflected through other (loss) income in our Statements of Income. During the three and six months ended June 30, 2012, we recorded gains on trading securities of $21.5 million and $14.9 million compared to gains of $7.8 million and $4.5 million for the same periods in 2011. The increase in gains was primarily due to the decline in interest rates.

Net income during the three and six months ended June 30, 2012 and 2011 was negatively impacted by losses on derivatives and hedging activities. We utilize derivative instruments to manage our interest rate risk, including mortgage prepayment risk, and to achieve our risk management objectives. Because derivative accounting rules require all derivatives to be recorded at fair value in our Statements of Condition, we may be subject to income statement volatility. During the three and six months ended June 30, 2012, we recorded losses of $42.6 million and $21.6 million on our derivatives and hedging activities compared to losses of $16.1 million and $14.1 million during the same periods last year. These losses were recorded as a component of other (loss) income in the Statements of Income and were primarily due to economic derivatives, which do not qualify for fair value hedge accounting. During the three and six months ended June 30, 2012, we recorded losses of $40.9 million and $24.0 million on economic derivatives compared to losses of $20.1 million and $21.7 million during the same periods last year. These losses were primarily due to the effect of changes in interest rates on interest rate swaps economically hedging our trading securities portfolio and interest rate caps economically hedging our mortgage asset portfolio. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Hedging Activities" for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Our total assets decreased to $46.9 billion at June 30, 2012 from $48.7 billion at December 31, 2011 due primarily to a decrease in investment securities, resulting from maturities of our Temporary Liquidity Guarantee Program (TLGP) debentures and principal paydowns on our MBS.

During the second quarter of 2012, as a result of heightened counterparty credit concerns, we limited our unsecured credit risk exposure to overnight investments, which caused a decline in our term Federal funds sold balance. This decline was offset by our purchase of secured resale agreements to manage our liquidity and therefore did not impact our total investment balance at June 30, 2012.

Our advances remained stable at $26.6 billion at June 30, 2012 and December 31, 2011. We have experienced a declining trend in our advances over the past few years and advance demand continues to remain weak as a result of high deposit levels and low loan demand at member institutions.

Our total liabilities decreased to $44.1 billion at June 30, 2012 from $45.9 billion at December 31, 2011 due primarily to a decrease in consolidated obligation bonds, which was mainly due to a reduction in funding needs resulting from a decline in assets during that period. At June 30, 2012 and December 31, 2011, our total capital was $2.8 billion.

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

The following table summarizes the reconciliation between GAAP net interest income and adjusted net interest income (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
GAAP net interest income (before provision for credit losses)	$55.0	$48.9	$124.9	$111.0
Excludes:
Prepayment fees on advances, net	1.3	3.8	18.2	6.9
Prepayment fees on investments	—	—	—	14.6
Fair value hedging adjustments	—	0.8	—	1.0
Total adjustments	1.3	4.6	18.2	22.5
Includes items reclassified from other (loss) income:
Net interest (expense) income on economic hedges	(3.1)	2.3	(7.3)	5.4
Adjusted net interest income (before provision for credit losses)	$50.6	$46.6	$99.4	$93.9
Adjusted net interest margin	0.42%	0.35%	0.40%	0.35%

Our adjusted net interest income increased $4.0 million and $5.5 million during the three and six months ended June 30, 2012 when compared to the same periods in 2011. The increase was mainly due to lower interest expense on consolidated obligations, partially offset by lower interest income on investments. Our consolidated obligation interest expense decreased due to the low interest rate environment and a reduction in funding needs resulting from a decline in assets. As a result of the low interest rate environment, we called certain higher-costing debt in order to reduce our funding interest costs. Our investment interest income declined primarily due to MBS principal paydowns. Along with the increase in adjusted net interest income, our adjusted net interest margin increased to 0.42 percent and 0.40 percent during the three and six months ended June 30, 2012 from 0.35 percent during both periods in 2011.

The following table summarizes the reconciliation between GAAP net income and adjusted net income (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
GAAP net income (before assessments)	$20.2	$25.9	$70.4	$61.3
Excludes:
Adjustments to net interest income (per table above)	1.3	4.6	18.2	22.5
Net gain on trading securities	21.5	7.8	14.9	4.5
Net gain (loss) on consolidated obligations at fair value	0.4	(0.4)	2.2	(1.4)
Net loss on derivatives and hedging activities	(42.6)	(16.1)	(21.6)	(14.1)
Net loss on extinguishment of debt	—	—	(22.7)	(4.6)
Includes:
Net interest (expense) income on economic hedges	(3.1)	2.3	(7.3)	5.4
Amortization of hedging costs[1]	(1.9)	(1.6)	(3.6)	(2.7)
Adjusted net income (before assessments)	$34.6	$30.7	$68.5	$57.1

[1]	Represents the straight line amortization of upfront fee payments on derivative instruments.

Our adjusted net income increased $3.9 million and $11.4 million during the three and six months ended June 30, 2012 when compared to the same periods in 2011. The increase was due to increased adjusted net interest income and a decreased provision for credit losses on mortgage loans. Adjusted net interest income increased primarily due to improved funding costs, partially offset by a decline in investment interest income. We recorded no provision for credit losses on mortgage loans during the three and six months ended June 30, 2012 compared to a provision of $1.6 million and $7.2 million during the same periods in 2011. We believe the current allowance for credit losses of $17.4 million remains adequate to absorb estimated losses in our conventional mortgage loan portfolio at June 30, 2012. In 2011, the provision was driven by an increase in estimated losses resulting from increased actual loss severities, management's expectation that loans migrating to REO and loss severities would likely increase in the future, certain refinements made to our allowance for credit losses model during the first quarter of 2011, and decreased availability of credit enhancement fees.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Conditions in the Financial Markets

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 AND DECEMBER 31, 2011

Economy and Capital Markets

Economic and market data received since the Federal Open Market Committee (FOMC) meeting in April of 2012 suggests a moderate pace of economic expansion. However, growth in the labor market has slowed in recent months, and the unemployment rate remains elevated. Business fixed investments and household spending appears to be stalling and the housing sector remains depressed. Inflation has declined, mainly reflecting lower prices of crude oil and gasoline, and longer-term inflation expectations have remained stable.

In its June 20, 2012 statement, the FOMC stated that it expects economic growth to remain moderate over the coming quarters and then to pick up gradually. Consequently, the FOMC anticipates that the unemployment rate will decline slowly toward levels that it judges to be consistent with its mandate to foster maximum employment and price stability. Furthermore, strains in global financial markets continue to pose significant downside risk to the economic outlook. The FOMC anticipates that inflation over the medium-term will run at or below the rate it judges to be consistent with its mandate.

Mortgage Markets

Signs of a stabilization in the housing market surfaced in the first six months of 2012, as indicated by modestly rising home sales and housing construction activity. Improved homebuilder sentiment is being translated into modest increases in residential construction, although the actual amount of new construction remains fairly low by historical standards. Unfortunately, the outlook for sustainable recovery in residential sales and home prices continues to be hampered by tight mortgage credit and the prospect of ongoing liquidation of foreclosed and distressed properties. Overall, while factors supporting the housing market have improved recently, supply factors and mortgage credit restrictiveness in many local markets make it too soon to reasonably expect sustained price recovery trends.

Interest Rates

The following table shows information on key average market interest rates:

	Second Quarter 2012 3-Month Average	Second Quarter 2011 3-Month Average	Second Quarter 2012 6-Month Average	Second Quarter 2011 6-Month Average	June 30, 2012 Ending Rate	December 31, 2011 Ending Rate
Federal funds[1]	0.15%	0.09%	0.13%	0.12%	0.09%	0.04%
Three-month LIBOR[1]	0.47	0.26	0.49	0.29	0.46	0.58
2-year U.S. Treasury[1]	0.28	0.55	0.28	0.61	0.30	0.28
10-year U.S. Treasury[1]	1.81	3.19	1.92	3.31	1.65	2.02
30-year residential mortgage note[1]	3.81	4.67	3.87	4.76	3.66	3.95

[1]	Source is Bloomberg.

The Federal Reserve's key targeted interest rate, the Federal funds rate, maintained a range of 0.00 to 0.25 percent throughout the second quarter of 2012. In its June 20, 2012 statement, the FOMC noted that it currently anticipates that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate at least through mid-2014. Average three-month LIBOR remained low throughout the first half of 2012. During the last quarter of 2011, as the Federal Reserve implemented its program (termed "Operation Twist") of purchasing long-term U.S. Treasuries and selling an equal amount of short-term U.S. Treasuries, average three-month LIBOR began to steadily increase. However, after hitting a peak at the beginning of 2012, three-month LIBOR decreased slightly during the first six months of 2012. Because a considerable portion of our assets and liabilities are directly tied to short-term interest rates, our interest income and interest expense were affected by changes in short-term interest rates throughout the first six months of 2012. Average U.S. Treasury yields were lower throughout the first six months of 2012 when compared to 2011.

To support a stronger economic recovery and to help ensure that inflation, over time, is at levels consistent with the Federal Reserve's dual mandate, the FOMC decided to extend the average maturity of its holdings of securities. The FOMC intends to purchase, by the end of 2012, U.S. Treasury securities with remaining maturities of 6 to 30 years and to sell an equal amount of U.S. Treasury securities with remaining maturities of approximately 3 years or less. This program, known as "Operation Twist", was implemented by the Federal Reserve to help make broader financial conditions more accommodative. In addition, the FOMC will maintain its existing policy of rolling over maturing U.S. Treasury securities at auction. The FOMC is prepared to take further action as appropriate to promote a stronger economic recovery and sustained improvement in labor market conditions.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Second Quarter 2012 3-Month Average	Second Quarter 2011 3-Month Average	Second Quarter 2012 6-Month Average	Second Quarter 2011 6-Month Average	June 30, 2012 Ending Spread	December 31, 2011 Ending Spread
3-month	(32.7)	(16.4)	(36.5)	(14.7)	(31.1)	(53.0)
2-year	(17.5)	(7.2)	(18.3)	(5.8)	(11.8)	(31.4)
5-year	(1.7)	1.6	(3.1)	3.8	4.6	(8.7)
10-year	33.2	39.2	33.4	37.8	40.7	36.5

[1]	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During the second quarter of 2012, our shorter-term funding spreads relative to LIBOR worsened as compared to spreads at December 31, 2011, but still remained favorable when compared to historical levels. During the second half of 2011, investors sought higher quality assets following the downgrade of the U.S. Government's long-term sovereign rating. During the first six months of 2012, concerns started to ease as the economy, both domestically and in Europe, saw an improvement in domestic unemployment and a deal being struck on Greece's debt. These positive developments increased investors' willingness to expand their risk tolerance levels. This led to a narrowing of short-term swap levels while our longer-term funding spreads improved relative to LIBOR throughout the first six months of 2012. Due to the funding environment, we utilized callable and step-up debt as well as shorter-term consolidated obligation bonds throughout the first six months of 2012 to capture attractive funding while managing our risk profile and liquidity. However, during the last month of the second quarter, our longer-term spreads worsened and as a result we increased the utilization of shorter-term discount notes to meet our liquidity needs.

Selected Financial Data

The following table presents a summary of our Statements of Condition data for the periods indicated (dollars in millions):

Statements of Condition	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Investments[1]	$12,738	$14,146	$14,637	$14,696	$15,601
Advances	26,561	26,608	26,591	27,069	27,939
Mortgage loans held for portfolio, gross	7,271	7,173	7,157	7,351	7,244
Allowance for credit losses	(17)	(18)	(19)	(20)	(19)
Total assets	46,938	48,345	48,733	49,557	51,575
Consolidated obligations
Discount notes	5,956	5,727	6,810	5,672	8,602
Bonds	36,396	38,482	38,012	39,782	38,568
Total consolidated obligations[2]	42,352	44,209	44,822	45,454	47,170
Mandatorily redeemable capital stock	10	7	6	7	7
Capital stock — Class B putable[3]	2,064	2,074	2,109	2,107	2,140
Retained earnings	601	599	569	552	568
Accumulated other comprehensive income	150	131	134	135	93
Total capital	2,815	2,804	2,812	2,794	2,801

[1]
Investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

[2]
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $685.2 billion, $658.0 billion, $691.9 billion, $696.6 billion, and $727.5 billion at June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively.

[3]
Total capital stock includes excess capital stock of $0.5 million, $33.6 million, $80.7 million, $62.5 million, and $57.9 million at June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively.

The following table presents a summary of our Statements of Income data and Selected Financial Ratios for the periods indicated (dollars in millions):

	For the Three Months Ended
Statements of Income	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Net interest income[1]	$55.0	$69.9	$59.2	$65.4	$48.9
Provision for credit losses on mortgage loans	—	—	—	2.0	1.6
Other (loss) income[2]	(19.8)	(4.9)	(8.0)	(49.9)	(7.5)
Other expense	15.0	14.8	14.2	14.2	13.9
Net income (loss)	18.2	45.2	33.3	(0.6)	19.1
Selected Financial Ratios[3]
Net interest spread[4]	0.38%	0.48%	0.38%	0.42%	0.28%
Net interest margin[5]	0.45	0.55	0.46	0.50	0.36
Return on average equity	2.60	6.52	4.71	(0.09)	2.75
Return on average capital stock	3.54	8.80	6.29	(0.12)	3.58
Return on average assets	0.15	0.36	0.26	—	0.14
Average equity to average assets	5.76	5.46	5.48	5.38	5.14
Regulatory capital ratio[6]	5.70	5.54	5.51	5.38	5.26
Dividend payout ratio[7]	88.03	35.16	48.39	N/A	82.60

[1]	Represents net interest income before the provision for credit losses on mortgage loans.

[2]
Other (loss) income includes, among other things, net gains (losses) on trading securities, net gains (losses) on consolidated obligations held at fair value, net losses on derivatives and hedging activities, and net losses on the extinguishment of debt.

[3]	Amounts used to calculate selected financial ratios are based on numbers in thousands. Accordingly, recalculations using numbers in millions may not produce the same results.

[4]	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

[5]	Represents net interest income expressed as a percentage of average interest-earning assets.

[6]
Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

[7]	Represents dividends declared and paid in the stated period expressed as a percentage of net income in the stated period.

Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Net Income

The following table presents comparative highlights of our net income for the three and six months ended June 30, 2012 and 2011 (dollars in millions). These items are further described in the sections that follow.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Net interest income before provision	$55.0	$48.9	$6.1	12.5%	$124.9	$111.0	$13.9	12.5%
Provision for credit losses on mortgage loans	—	1.6	(1.6)	(100.0)	—	7.2	(7.2)	(100.0)
Other (loss) income	(19.8)	(7.5)	(12.3)	(164.0)	(24.7)	(14.0)	(10.7)	(76.4)
Other expense	15.0	13.9	1.1	7.9	29.8	28.5	1.3	4.6
Assessments	2.0	6.8	(4.8)	(70.6)	7.0	16.2	(9.2)	(56.8)
Net income	$18.2	$19.1	$(0.9)	(4.7)%	$63.4	$45.1	$18.3	40.6%

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

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$375	0.17%	$0.1	$144	0.17%	$—
Securities purchased under agreements to resell	2,291	0.16	0.9	1,394	0.07	0.2
Federal funds sold	1,997	0.13	0.7	3,650	0.09	0.8
Short-term investments	145	0.17	0.1	29	0.10	0.1
Mortgage-backed securities[2]	7,187	2.07	36.9	10,121	2.22	56.1
Other investments[2,3,5]	2,492	2.81	17.5	3,105	2.28	17.6
Advances[4,5]	26,485	0.96	62.9	28,242	0.98	69.1
Mortgage loans[6]	7,254	4.02	72.6	7,205	4.62	82.9
Loans to other FHLBanks	—	—	—	11	0.04	—
Total interest-earning assets	48,226	1.60	191.7	53,901	1.69	226.8
Non-interest-earning assets	567	—	—	453	—	—
Total assets	$48,793	1.58%	$191.7	$54,354	1.67%	$226.8
Interest-bearing liabilities
Deposits	$1,006	0.05%	$0.1	$1,002	0.05%	$0.1
Consolidated obligations
Discount notes[5]	7,081	0.13	2.3	9,173	0.06	1.4
Bonds[5]	37,032	1.46	134.2	40,533	1.74	176.4
Other interest-bearing liabilities[7]	10	3.21	0.1	6	2.99	—
Total interest-bearing liabilities	45,129	1.22	136.7	50,714	1.41	177.9
Non-interest-bearing liabilities	854	—	—	845	—	—
Total liabilities	45,983	1.20	136.7	51,559	1.38	177.9
Capital	2,810	—	—	2,795	—	—
Total liabilities and capital	$48,793	1.13%	$136.7	$54,354	1.31%	$177.9
Net interest income and spread		0.38%	$55.0		0.28%	$48.9
Net interest margin[8]		0.45%			0.36%
Average interest-earning assets to interest-bearing liabilities		106.86%			106.28%
Composition of net interest income
Asset-liability spread		0.38%	$46.6		0.29%	$39.2
Earnings on capital		1.20%	8.4		1.38%	9.7
Net interest income			$55.0			$48.9

[1]	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties.

[2]	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[3]
Other investments include: TLGP debentures, taxable municipal bonds, other U.S. obligations, government-sponsored enterprise (GSE) obligations, state or local housing agency obligations, Private Export Funding Corporation (PEFCO) bonds, and an equity investment in a Small Business Investment Company (SBIC).

[4]	Advance interest income includes advance prepayment fee income of $1.3 million and $3.8 million during the three months ended June 30, 2012 and 2011.

[5]	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

[6]	Non-accrual loans are included in the average balance used to determine the average yield.

[7]	Other interest-bearing liabilities consist of mandatorily redeemable capital stock and borrowings from other FHLBanks.

[8]	Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and rates of major interest rate sensitive asset and liability categories (dollars in millions):

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$487	0.14%	$0.3	$127	0.21%	$0.1
Securities purchased under agreements to resell	2,051	0.14	1.4	1,569	0.11	0.8
Federal funds sold	2,137	0.11	1.2	3,132	0.12	1.8
Short-term investments	267	0.16	0.2	76	0.14	0.1
Mortgage-backed securities[2,3]	7,534	2.09	78.1	10,493	2.52	131.2
Other investments[2,4,6]	2,974	2.48	36.7	3,196	2.27	36.0
Advances[5,6]	26,700	1.10	145.5	28,278	1.01	142.2
Mortgage loans[7]	7,175	4.13	147.3	7,251	4.61	165.9
Loans to other FHLBanks	—	—	—	6	0.04	—
Total interest-earning assets	49,325	1.67	410.7	54,128	1.78	478.1
Non-interest-earning assets	597	—	—	433	—	—
Total assets	$49,922	1.65%	$410.7	$54,561	1.77%	$478.1
Interest-bearing liabilities
Deposits	$885	0.04%	$0.2	$1,084	0.06%	$0.3
Consolidated obligations
Discount notes[6]	7,465	0.11	4.2	7,232	0.09	3.1
Bonds[6]	37,756	1.50	281.3	42,621	1.72	363.6
Other interest-bearing liabilities[8]	8	3.10	0.1	7	3.11	0.1
Total interest-bearing liabilities	46,114	1.25	285.8	50,944	1.45	367.1
Non-interest-bearing liabilities	1,010	—	—	828	—	—
Total liabilities	47,124	1.22	285.8	51,772	1.43	367.1
Capital	2,798	—	—	2,789	—	—
Total liabilities and capital	$49,922	1.15%	$285.8	$54,561	1.36%	$367.1
Net interest income and spread		0.42%	$124.9		0.33%	$111.0
Net interest margin[9]		0.50%			0.41%
Average interest-earning assets to interest-bearing liabilities		106.96%			106.25%
Composition of net interest income
Asset-liability spread		0.43%	$107.9		0.34%	$91.2
Earnings on capital		1.22%	17.0		1.43%	19.8
Net interest income			$124.9			$111.0

[1]	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties.

[2]	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[3]	MBS interest income includes a $14.6 million prepayment fee during the six months ended June 30, 2011 as a result of an AFS MBS prepayment.

[4]
Other investments include: TLGP debentures, taxable municipal bonds, other U.S. obligations, GSE obligations, state or local housing agency obligations, PEFCO bonds, and an equity investment in a SBIC.

[5]	Advance interest income includes advance prepayment fee income of $18.2 million and $6.9 million during the six months ended June 30, 2012 and 2011.

[6]	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

[7]	Non-accrual loans are included in the average balance used to determine the average yield.

[8]	Other interest-bearing liabilities consist of mandatorily redeemable capital stock and borrowings from other FHLBanks.

[9]	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended			Six Months Ended
	June 30, 2012 vs. June 30, 2011			June 30, 2012 vs. June 30, 2011
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$0.1	$—	$0.1	$0.3	$(0.1)	$0.2
Securities purchased under agreements to resell	0.2	0.5	0.7	0.3	0.3	0.6
Federal funds sold	(0.4)	0.3	(0.1)	(0.5)	(0.1)	(0.6)
Short-term investments	—	—	—	0.1	—	0.1
Mortgage-backed securities	(15.6)	(3.6)	(19.2)	(33.1)	(20.0)	(53.1)
Other investments	(3.8)	3.7	(0.1)	(2.5)	3.2	0.7
Advances	(4.7)	(1.5)	(6.2)	(8.5)	11.8	3.3
Mortgage loans	0.6	(10.9)	(10.3)	(1.7)	(16.9)	(18.6)
Loans to other FHLBanks	—	—	—	—	—	—
Total interest income	(23.6)	(11.5)	(35.1)	(45.6)	(21.8)	(67.4)
Interest expense
Deposits	—	—	—	—	(0.1)	(0.1)
Consolidated obligations
Discount notes	(0.4)	1.3	0.9	0.1	1.0	1.1
Bonds	(14.7)	(27.5)	(42.2)	(38.8)	(43.5)	(82.3)
Other interest-bearing liabilities	0.1	—	0.1	—	—	—
Total interest expense	(15.0)	(26.2)	(41.2)	(38.7)	(42.6)	(81.3)
Net interest income	$(8.6)	$14.7	$6.1	$(6.9)	$20.8	$13.9

Our net interest income is made up of two components: asset-liability spread and earnings on capital.

ASSET-LIABILITY SPREAD

Asset-liability spread equals the yield on total assets minus the cost of total liabilities. For the three and six months ended June 30, 2012, our asset-liability spread was 0.38 and 0.43 percent compared to 0.29 and 0.34 percent for the same periods in 2011. The majority of our asset-liability spread is driven by our net interest spread. For the three and six months ended June 30, 2012, our net interest spread was 0.38 and 0.42 percent compared to 0.28 and 0.33 percent for the same periods in 2011. Our net interest spread was primarily impacted by lower interest rates, decreased average interest-earning asset and interest-bearing liability volumes, and higher advance prepayment fee income. The composition of our interest income and interest expense is discussed below.

Bonds

Interest expense on bonds decreased 24 and 23 percent during the three and six months ended June 30, 2012 when compared to the same periods in 2011 due to lower interest rates and lower average volumes. Average bond volumes decreased primarily due to a reduction in funding needs resulting from a decline in assets. In addition, we called and extinguished certain higher-costing bonds in order to reduce future interest costs.

Investments

Interest income on investments decreased 25 and 31 percent during the three and six months ended June 30, 2012 when compared to the same periods in 2011 primarily due to lower average volumes and lower interest rates. Average investment volumes decreased due primarily to MBS principal paydowns. At June 30, 2012, approximately 72 percent of our MBS were variable rate. Therefore, as interest rates declined, so did the associated interest income on these variable rate MBS. The decrease in investment interest income during the six months ended June 30, 2012 was further impacted by us receiving a $14.6 million prepayment fee for the prepayment of an AFS MBS during the first quarter of 2011.

Advances

Interest income on advances (including prepayment fees on advances, net) decreased nine percent during the three months ended June 30, 2012 when compared to the same period in 2011 due primarily to lower average advance volumes. Demand for our advances continues to remain weak as a result of high deposit levels and low loan demand at member institutions. Interest income on advances increased two percent during the six months ended June 30, 2012 when compared to the same period in 2011 due primarily to increased prepayment fee income, partially offset by lower average advance volumes. Advance prepayment fee income increased to $18.2 million during the six months ended June 30, 2012 from $6.9 million during the same period in 2011 primarily as a result of one member prepaying approximately $2.1 billion of advances in the first quarter of 2012.

Mortgage Loans

Interest income on mortgage loans decreased 12 and 11 percent during the three and six months ended June 30, 2012 when compared to the same periods in 2011 due to lower interest rates.

EARNINGS ON CAPITAL

We define earnings on capital to be the income we earn on the investment of our capital computed using our weighted average cost of liabilities. Our earnings on capital decreased during the three and six months ended June 30, 2012 when compared to the same periods in 2011 due to lower interest rates. For the three and six months ended June 30, 2012, earnings on invested capital amounted to $8.4 million and $17.0 million compared to $9.7 million and $19.8 million for the same periods in 2011.

PROVISION FOR CREDIT LOSSES ON MORTGAGE LOANS HELD FOR PORTFOLIO

During the three and six months ended June 30, 2012, we recorded no additional provision for credit losses compared to a provision of $1.6 million and $7.2 million during the same periods in 2011. We believe the current allowance for credit losses of $17.4 million remains adequate to absorb estimated losses in our conventional mortgage loan portfolio at June 30, 2012. In 2011, the provision was driven by an increase in estimated losses resulting from increased actual loss severities, management's expectation that loans migrating to REO and loss severities would likely increase in the future, certain refinements made to our allowance for credit losses model during the first quarter of 2011, and decreased availability of credit enhancement fees.

Other (Loss) Income

The following table summarizes the components of other (loss) income (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service fees	$0.3	$0.3	$0.6	$0.6
Net gain on trading securities	21.5	7.8	14.9	4.5
Net gain (loss) on consolidated obligations held at fair value	0.4	(0.4)	2.2	(1.4)
Net loss on derivatives and hedging activities	(42.6)	(16.1)	(21.6)	(14.1)
Net loss on extinguishment of debt	—	—	(22.7)	(4.6)
Other, net	0.6	0.9	1.9	1.0
Total other loss	$(19.8)	$(7.5)	$(24.7)	$(14.0)

Other (loss) income can be volatile from period to period depending on the type of financial activity recorded, including the impact of fair value adjustments on instruments carried at fair value. For the three and six months ended June 30, 2012 and 2011, other (loss) income was primarily impacted by gains on trading securities, losses on derivative and hedging activities, and losses on the extinguishment of debt.

We generally hold trading securities in our Statements of Condition for liquidity purposes. Trading securities are recorded at fair value with changes in fair value reflected through other (loss) income. During the three and six months ended June 30, 2012, we recorded gains on trading securities of $21.5 million and $14.9 million compared to gains of $7.8 million and $4.5 million for the same periods in 2011. The increase in gains was primarily due to a decline in interest rates.

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition and to achieve our risk management objectives. During the three and six months ended June 30, 2012, we recorded losses of $42.6 million and $21.6 million on our derivatives and hedging activities compared to losses of $16.1 million and $14.1 million for the same periods in 2011. The change between periods was mainly due to economic derivatives. During the three and six months ended June 30, 2012, losses on economic derivatives were $40.9 million and $24.0 million compared to losses of $20.1 million and $21.7 million during the same periods in 2011. The majority of these losses were due to the effect of changes in interest rates on interest rate swaps economically hedging our trading securities portfolio and interest rate caps economically hedging our mortgage asset portfolio. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

We may extinguish higher-costing debt from time to time in an effort to reduce our future interest costs. During the three months ended June 30, 2012 and 2011, we did not extinguish any debt. During the six months ended June 30, 2012 and 2011, we extinguished bonds with a total par value of $150.5 million and $33.0 million and recorded losses of $22.7 million and $4.6 million. The majority of these debt extinguishments were driven by certain advance prepayments and therefore the losses were partially offset by advance prepayment fee income recorded in net interest income.

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	Three Months Ended June 30, 2012
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(6.4)	$—	$(1.3)	$11.1	$—	$—	$3.4
Net interest settlements	(46.1)	(3.2)	—	35.7	—	—	(13.6)
Total net interest income	(52.5)	(3.2)	(1.3)	46.8	—	—	(10.2)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	0.9	(1.0)	—	(1.6)	—	—	(1.7)
(Losses) gains on economic hedges	(0.2)	(30.6)	(0.8)	0.7	0.1	(10.1)	(40.9)
Total net gain (loss) on derivatives and hedging activities	0.7	(31.6)	(0.8)	(0.9)	0.1	(10.1)	(42.6)
Subtotal	(51.8)	(34.8)	(2.1)	45.9	0.1	(10.1)	(52.8)
Net gain on trading securities[2]	—	21.8	—	—	—	—	21.8
Net gain on consolidated obligations held at fair value	—	—	—	0.3	0.1	—	0.4
Total net effect of hedging activities	$(51.8)	$(13.0)	$(2.1)	$46.2	$0.2	$(10.1)	$(30.6)

	Three Months Ended June 30, 2011
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(6.2)	$—	$(0.4)	$10.0	$—	$—	$3.4
Net interest settlements	(80.9)	(2.9)	—	70.8	—	—	(13.0)
Total net interest income	(87.1)	(2.9)	(0.4)	80.8	—	—	(9.6)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	2.0	(0.2)	—	2.2	—	—	4.0
(Losses) gains on economic hedges	—	(10.2)	(0.3)	7.7	0.2	(17.5)	(20.1)
Total net gain (loss) on derivatives and hedging activities	2.0	(10.4)	(0.3)	9.9	0.2	(17.5)	(16.1)
Subtotal	(85.1)	(13.3)	(0.7)	90.7	0.2	(17.5)	(25.7)
Net gain on trading securities[2]	—	8.1	—	—	—	—	8.1
Net loss on consolidated obligations held at fair value	—	—	—	(0.2)	(0.2)	—	(0.4)
Total net effect of hedging activities	$(85.1)	$(5.2)	$(0.7)	$90.5	$—	$(17.5)	$(18.0)

[1]	Represents the amortization/accretion of basis adjustments on closed hedge relationships included in net interest income.

[2]
Represents the net gains on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changing market prices. As a result, this line item may not agree to the Statements of Income.

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	Six Months Ended June 30, 2012
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(336.8)	$—	$(2.5)	$24.1	$—	$—	$(315.2)
Net interest settlements	(106.3)	(6.2)	—	74.7	—	—	(37.8)
Total net interest income	(443.1)	(6.2)	(2.5)	98.8	—	—	(353.0)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	1.9	0.3	—	0.2	—	—	2.4
(Losses) gains on economic hedges	(0.4)	(20.7)	(1.2)	6.4	2.7	(10.8)	(24.0)
Total net gain (loss) on derivatives and hedging activities	1.5	(20.4)	(1.2)	6.6	2.7	(10.8)	(21.6)
Subtotal	(441.6)	(26.6)	(3.7)	105.4	2.7	(10.8)	(374.6)
Net gain on trading securities[2]	—	15.4	—	—	—	—	15.4
Net gain on consolidated obligations held at fair value	—	—	—	0.9	1.3	—	2.2
Net amortization[3]	—	—	—	3.3	—	—	3.3
Total net effect of hedging activities	$(441.6)	$(11.2)	$(3.7)	$109.6	$4.0	$(10.8)	$(353.7)

	Six Months Ended June 30, 2011
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(17.1)	$—	$(1.3)	$17.9	$—	$—	$(0.5)
Net interest settlements	(163.0)	(5.8)	—	141.1	—	—	(27.7)
Total net interest income	(180.1)	(5.8)	(1.3)	159.0	—	—	(28.2)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains on fair value hedges	4.2	0.2	—	3.2	—	—	7.6
(Losses) gains on economic hedges	—	(8.1)	(0.4)	11.1	0.3	(24.6)	(21.7)
Total net gain (loss) on derivatives and hedging activities	4.2	(7.9)	(0.4)	14.3	0.3	(24.6)	(14.1)
Subtotal	(175.9)	(13.7)	(1.7)	173.3	0.3	(24.6)	(42.3)
Net gain on trading securities[2]	—	5.0	—	—	—	—	5.0
Net loss on consolidated obligations held at fair value	—	—	—	(1.3)	(0.1)	—	(1.4)
Net amortization[3]	—	—	—	(0.5)	—	—	(0.5)
Total net effect of hedging activities	$(175.9)	$(8.7)	$(1.7)	$171.5	$0.2	$(24.6)	$(39.2)

[1]	Represents the amortization/accretion of basis adjustments on closed hedge relationships included in net interest income.

[2]
Represents the net gains on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changing market prices. As a result, this line item may not agree to the Statements of Income.

[3]	Represents the amortization/accretion of basis adjustments on closed bond hedge relationships included in other (loss) income as a result of debt extinguishments.

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities. The change in advance amortization during the six months ended June 30, 2012 when compared to the same period in 2011 was due primarily to increased advance prepayments. When an advance prepays, we terminate the hedge relationship and fully amortize the remaining basis adjustment through earnings. During the six months ended June 30, 2012, we fully amortized basis adjustments on prepaid advances of $322.3 million compared to $6.0 million during the same period in 2011. This amortization was offset by the receipt of gross advance prepayment fee income in the amount of $340.2 million during the six months ended June 30, 2012 compared to $12.6 million during the same period in 2011. The net effect of hedging activity tables do not include the impact of the gross advance prepayment fee income.

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

GAINS (LOSSES) ON FAIR VALUE HEDGES

Gains (losses) on fair value hedges are driven by hedge ineffectiveness. Hedge ineffectiveness occurs when changes in fair value of the derivative and the related hedged item do not perfectly offset each other. The primary drivers of hedge ineffectiveness are changes in the benchmark interest rate and volatility. During the three and six months ended June 30, 2012 and 2011, gains (losses) on fair value hedging relationships remained fairly stable and were the result of normal market activity.

(LOSSES) GAINS ON ECONOMIC HEDGES

We utilize economic derivatives to manage certain risks in our Statements of Condition. Gains and losses on economic derivatives are driven primarily by changes in interest rates and volatility and include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. The following discussion highlights key items impacting gains and losses on economic derivatives.

Investments

We utilize interest rate swaps to economically hedge a portion of our trading securities against changes in fair value. Gains and losses on these economic derivatives are due primarily to changes in interest rates. The following table summarizes losses on these economic derivatives as well as gains on the related trading securities (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Losses on interest rate swaps	$(27.2)	$(7.1)	$(13.9)	$(1.0)
Gains on interest rate swaps in ineffective fair value hedge relationships	—	0.5	—	0.5
Interest settlements	(3.4)	(3.6)	(6.8)	(7.6)
Net losses on investment derivatives	(30.6)	(10.2)	(20.7)	(8.1)
Net gains on related trading securities	21.8	8.1	15.4	5.0
Net losses on investment hedge relationships	$(8.8)	$(2.1)	$(5.3)	$(3.1)

Balance Sheet

We utilize interest rate caps and floors to economically hedge our mortgage assets against increases or decreases in interest rates. Gains and losses on these economic derivatives are due to changes in interest rates and volatility. The following table summarizes losses on these economic derivatives (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Losses on interest rate caps	$(10.1)	$(17.5)	$(10.8)	$(23.3)
Losses on interest rate floors	—	—	—	(1.3)
Net losses on balance sheet derivatives	$(10.1)	$(17.5)	$(10.8)	$(24.6)

At June 30, 2012 and December 31, 2011, the fair value of interest rate caps outstanding in our Statements of Condition was $5.2 million and $15.9 million. The losses on interest rate caps during the three and six months ended June 30, 2012 resulted from changes in the value of interest rate caps held at both June 30, 2012 and December 31, 2011, respectively. We paid $75.3 million in premiums to acquire the interest rate caps outstanding at June 30, 2012. This premium cost is effectively amortized over the life of the derivative contracts through the monthly fair value adjustments. We sold all remaining interest rate floors during the first quarter of 2011 and have not held any interest rate floors since that time.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gains (losses) on interest rate swaps	$0.2	$(0.5)	$9.3	$(0.8)
Gains (losses) on interest rate swaps in ineffective fair value hedge relationships	—	2.3	(0.2)	(1.6)
Interest settlements	0.6	6.1	—	13.8
Net gains on consolidated obligation derivatives	0.8	7.9	9.1	11.4
Net gains (losses) on related consolidated obligations elected under the fair value option	0.4	(0.4)	2.2	(1.4)
Net gains on consolidated obligation hedge relationships	$1.2	$7.5	$11.3	$10.0

Assessments

The FHLBanks fully satisfied their Resolution Funding Corporation (REFCORP) obligation during the third quarter of 2011. As a result, our assessment expense for the three and six months ended June 30, 2012, only related to the Affordable Housing Program (AHP) assessment, while the expense for the same periods in 2011 included both AHP and REFCORP. Total assessment expense during the three and six months ended June 30, 2012 was $2.0 million and $7.0 million compared to $6.8 million and $16.2 million for the same periods in 2011.

We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with the other FHLBanks during the third quarter of 2011 to enhance our capital position by allocating that portion of our earnings historically paid to satisfy the REFCORP obligation to a separate restricted retained earnings account.

Statements of Condition

JUNE 30, 2012 AND DECEMBER 31, 2011

Financial Highlights

Our total assets decreased to $46.9 billion at June 30, 2012 from $48.7 billion at December 31, 2011. Our total liabilities decreased to $44.1 billion at June 30, 2012 from $45.9 billion at December 31, 2011. Total capital was $2.8 billion at June 30, 2012 and December 31, 2011. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	June 30, 2012	December 31, 2011
Commercial banks	$9,857	$11,215
Thrifts	895	963
Credit unions	727	746
Insurance companies	14,335	12,586
Total member advances	25,814	25,510
Housing associates	2	17
Non-member borrowers	140	136
Total par value	$25,956	$25,663

Our advances remained relatively stable at June 30, 2012 when compared to December 31, 2011. Advance demand continues to remain weak primarily due to high deposit levels at member institutions and low demand for loans at member institutions. As a result, advance balances may continue to decline in the near future.

The following table summarizes our advances by product type (dollars in millions):

	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Variable rate	$8,481	32.7	$7,704	30.0
Fixed rate	17,058	65.7	17,547	68.4
Amortizing	417	1.6	412	1.6
Total par value	25,956	100.0	25,663	100.0
Discounts	(4)		—
Fair value hedging adjustments
Cumulative fair value gains on existing hedges	562		842
Basis adjustments from terminated or ineffective hedges	47		86
Total advances	$26,561		$26,591

Cumulative fair value gains on existing hedges decreased $279.8 million at June 30, 2012 when compared to December 31, 2011 due primarily to the prepayment of approximately $2.1 billion of advances that were previously in a hedging relationship and were in a fair value gain position at the time of prepayment. Generally, the cumulative fair value gains on advances are offset by the fair value losses on the related derivative contracts. Basis adjustments from terminated or ineffective hedges decreased $39.6 million at June 30, 2012 when compared to December 31, 2011 due primarily to us fully amortizing the remaining basis adjustments on certain advances that prepaid during the six months ended June 30, 2012.

At June 30, 2012 and December 31, 2011, advances outstanding to our five largest member borrowers totaled $10.5 billion and $11.2 billion, representing 40 and 44 percent of our total advances outstanding. The Federal Home Loan Bank Act of 1932 (FHLBank Act) requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Bank management has policies and procedures in place to manage this credit risk. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	June 30, 2012	December 31, 2011
Fixed rate conventional loans	$6,713	$6,678
Fixed rate government-insured loans	483	426
Total unpaid principal balance	7,196	7,104
Premiums	84	71
Discounts	(25)	(31)
Basis adjustments from mortgage loan commitments	16	13
Allowance for credit losses	(17)	(19)
Total mortgage loans held for portfolio, net	$7,254	$7,138

Our mortgage loans increased two percent at June 30, 2012 when compared to December 31, 2011. During the six months ended June 30, 2012, our MPF purchase activity increased as mortgage rates remained low and borrowers had incentive to refinance. The increased purchase activity was partially offset by principal paydowns during the six months ended June 30, 2012.

A significant portion of our mortgage loans were acquired from Superior Guaranty Insurance Company (Superior), an affiliate of Wells Fargo Bank, N.A. At June 30, 2012 and December 31, 2011, mortgage loans acquired from Superior amounted to $2.4 billion and $2.7 billion. We have not purchased any mortgage loans from Superior since 2004.

During the six months ended June 30, 2012, we recorded no additional provision for credit losses. We believe the allowance for credit losses remains adequate to absorb estimated losses in our conventional mortgage loan portfolio. For additional discussion on our mortgage loan credit risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the book value of our investments (dollars in millions):

	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Short-term investments
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	2,315	18.2	600	4.1
Federal funds sold	940	7.4	2,115	14.5
Negotiable certificates of deposit	—	—	340	2.3
Total short-term investments	3,256	25.6	3,056	20.9
Long-term investments
Mortgage-backed securities
Government-sponsored enterprises	7,227	56.7	8,198	56.0
Other U.S. obligations	12	0.1	14	0.1
Private-label	45	0.4	49	0.3
Total mortgage-backed securities	7,284	57.2	8,261	56.4
Non-mortgage-backed securities
Interest-bearing deposits	4	—	5	—
Government-sponsored enterprise obligations	979	7.7	930	6.4
Other U.S. obligations	429	3.4	181	1.2
State or local housing agency obligations	95	0.7	102	0.7
TLGP debentures	—	—	1,572	10.7
Taxable municipal bonds	490	3.8	478	3.3
Other	201	1.6	52	0.4
Total non-mortgage-backed securities	2,198	17.2	3,320	22.7
Total long-term investments	9,482	74.4	11,581	79.1
Total investments	$12,738	100.0	$14,637	100.0

Our investments decreased 13 percent at June 30, 2012 when compared to December 31, 2011. The decrease was primarily due to the maturity of TLGP debentures and principal paydowns on our MBS. In addition, during the second quarter of 2012, as a result of heightened counterparty credit concerns, we limited our unsecured credit risk exposure to overnight investments, which caused a decline in our Federal funds sold balance. This decline was offset by our purchase of secured resale agreements to manage our liquidity and therefore did not impact our total investment balance at June 30, 2012.

We began purchasing additional MBS in the second quarter of 2012 as a result of our ratio of MBS to regulatory capital falling below the three times regulatory capital threshold established by the Finance Agency. At June 30, 2012, we had one MBS investment purchase totaling $108.9 million that had traded but not yet settled. This investment has been recorded in "available-for-sale securities" in our Statements of Condition with a corresponding payable recorded in "other liabilities."

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

Refer to “Item 1. Financial Statements — Note 7 — Other-Than-Temporary Impairment” for a discussion of our OTTI analysis performed at June 30, 2012. As a result of our analysis, we determined that all gross unrealized losses on our investment portfolio are temporary. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we do not consider any of these securities to be other-than-temporarily impaired at June 30, 2012.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, investments, and mortgage loans. We use derivatives to restructure interest rates on consolidated obligations to better manage our interest rate risk. This generally means converting fixed rates to variable rates. At June 30, 2012 and December 31, 2011, the carrying value of consolidated obligations for which we are primarily liable totaled $42.4 billion and $44.8 billion.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	June 30, 2012	December 31, 2011
Total par value	$36,178	$37,796
Premiums	28	32
Discounts	(21)	(24)
Fair value hedging adjustments
Cumulative fair value losses on existing hedges	154	126
Basis adjustments from terminated or ineffective hedges	53	77
Fair value option adjustments
Cumulative fair value losses	3	4
Accrued interest payable	1	1
Total bonds	$36,396	$38,012

Our bonds decreased four percent at June 30, 2012 when compared to December 31, 2011. The decrease was mainly due to a reduction in funding needs resulting from a decline in assets. In addition, we called and extinguished certain higher-costing bonds in order to reduce future interest costs. The decrease in bonds was partially offset by increased utilization of callable and step-up bonds as well as shorter-term fixed rate bonds throughout the six months ended June 30, 2012 to capture attractive funding.

Cumulative fair value losses on existing hedges increased $28.2 million at June 30, 2012 when compared to December 31, 2011 due primarily to a decline in interest rates. Generally, the cumulative fair value losses on bonds are offset by the fair value gains on the related derivative contracts. Basis adjustments from terminated or ineffective hedges decreased $23.4 million at June 30, 2012 when compared to December 31, 2011 due primarily to the normal amortization of existing basis adjustments.

Fair Value Option Bonds

At June 30, 2012 and December 31, 2011, approximately $2.8 billion and $2.7 billion of our bonds were recorded under the fair value option. We elected the fair value option on these bonds because they did not qualify for hedge accounting and entered into interest rate swaps accounted for as economic derivatives to achieve some offset to the fair value adjustment recorded on these bonds when held to maturity. During the three and six months ended June 30, 2012, we recorded fair value adjustment gains on these bonds of $0.3 million and $0.9 million and fair value adjustment gains on the related economic derivatives of $0.3 million and $6.3 million. During the three and six months ended June 30, 2011, we recorded fair value adjustment losses on these bonds of $0.2 million and $1.3 million and fair value adjustment losses on the related economic derivatives of $0.5 million and $0.9 million.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	June 30, 2012	December 31, 2011
Par value	$5,959	$6,812
Discounts	(3)	—
Fair value option adjustments	—	(2)
Total	$5,956	$6,810

Discount notes decreased 13 percent at June 30, 2012 when compared to December 31, 2011. The decrease was primarily due us utilizing callable, step-up, and shorter-term fixed rate bonds to manage our shorter-term funding needs throughout the six months ended June 30, 2012.

Fair Value Option Discount Notes

At June 30, 2012 and December 31, 2011, approximately $2.4 billion and $3.5 billion of our discount notes were recorded under the fair value option. We elected the fair value option on these discount notes because they did not qualify for hedge accounting and entered into interest rate swaps accounted for as economic derivatives to achieve some offset to the fair value adjustment recorded on these discount notes when held to maturity. During the three months ended June 30, 2012, we recorded fair value adjustment gains on these discount notes of $0.1 million and fair value adjustment losses on the related economic derivatives of $0.1 million. During the six months ended June 30, 2012, we recorded fair value adjustment gains on these discount notes of $1.3 million and fair value adjustment gains on the related economic derivatives of $2.7 million. During the three and six months ended June 30, 2011, we recorded fair value adjustment losses on these discount notes of $0.2 million and $0.1 million and fair value adjustment gains on the related economic derivatives of $0.1 million and $0.2 million.

For additional information on our consolidated obligations, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity.”

Capital

Our capital (including capital stock, retained earnings, and accumulated other comprehensive income) was $2.8 billion at June 30, 2012 and December 31, 2011. Although capital levels remained stable between periods, the composition of capital changed. Retained earnings increased six percent due to net income earned during the six months ended June 30, 2012, partially offset by the payment of dividends. Accumulated other comprehensive income increased eleven percent due primarily to an increase in unrealized gains on AFS securities resulting from a decrease in interest rates. Capital stock decreased two percent due primarily to the repurchase of excess activity-based capital stock. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock" for additional information on our excess capital stock activity.

Derivatives

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition and to achieve our risk management objectives. The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk. The following table categorizes the notional amount of our derivatives, which remained stable at June 30, 2012 when compared to December 31, 2011 (dollars in millions):

	June 30, 2012	December 31, 2011
Interest rate swaps
Noncallable	$30,805	$27,522
Callable by counterparty	5,945	9,874
Callable by the Bank	35	35
Total interest rate swaps	36,785	37,431
Interest rate caps	3,450	3,450
Forward settlement agreements (TBAs)	89	91
Mortgage delivery commitments	95	90
Total notional amount	$40,419	$41,062

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At June 30, 2012 and December 31, 2011, the total par value of outstanding consolidated obligations for which we are primarily liable was $42.1 billion and $44.6 billion. At June 30, 2012 and December 31, 2011, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $643.1 billion and $647.3 billion.

During the six months ended June 30, 2012, proceeds from the issuance of bonds and discount notes were $13.8 billion and $169.9 billion compared to $14.5 billion and $279.0 billion for the same period in 2011. Our debt issuances were lower in 2012 than in 2011 primarily due to a reduction in funding needs resulting from a decline in assets. Additionally, we had the ability to lock-in attractive funding costs on callable, step-up, and short-term fixed rate bonds during the six months ended June 30, 2012. As a result, we replaced maturing discount notes with these bond structures to manage our shorter-term funding needs.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. On August 5, 2011, S&P downgraded the long-term sovereign rating of the U.S. Government from AAA to AA+ with a negative outlook and affirmed the A-1+ short-term rating. In conjunction with the downgrade of the U.S. Government's long-term sovereign rating, on August 8, 2011, S&P lowered its long-term issuer credit ratings on select government-related entities. Specifically, S&P lowered its long-term credit rating on 10 of the 12 FHLBanks and the consolidated obligations issued by the FHLBank System from AAA to AA+ with a negative outlook. The ratings of the FHLBanks of Chicago and Seattle were not affected by this action (both had previously been rated AA+), although the outlook on their ratings were revised to negative.

As of June 30, 2012, the Bank, as well as the consolidated obligations of the FHLBank System, were rated AA+/A-1+ by S&P and Aaa/P-1 by Moody's. S&P's rating downgrade has not had a material adverse impact on our financial condition, results of operations, or business model. Our access to the capital markets has been consistent with historical experience, and our funding costs have not changed materially. We have not experienced any issues with entering into or complying with credit facility contracts, including standby letters of credit and standby bond purchase agreements, although we were required to post additional collateral with our derivative counterparties as a result of the downgrade. The impact of posting this additional collateral was not significant in relation to our financial condition. Refer to "Item 1. Financial Statements — Note 11 — Derivatives and Hedging Activities" for additional information on our collateral pledged to derivative counterparties. We have also not experienced any significant impacts to our financial instruments held at fair value in the Statements of Condition as a result of the downgrade. Due to the unprecedented nature of the situation, we cannot predict future impacts on our financial condition, results of operations, and business model resulting from further deterioration in the U.S. Government's fiscal health or actions taken by the rating agencies. For further discussion of how other ratings changes may impact us in the future, refer to “Item 1A. Risk Factors” in our 2011 Form 10-K.

In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve. To provide further access to funding, the FHLBank Act authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the government-sponsored enterprises, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of July 31, 2012, no purchases had been made by the U.S. Treasury under this authorization.

Uses of Liquidity

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the six months ended June 30, 2012, payments on consolidated obligations totaled $186.2 billion compared to $297.3 billion for the same period in 2011. A portion of these payments were due to us calling and extinguishing certain higher-costing par value bonds in an effort to reduce future interest costs. During the six months ended June 30, 2012 and 2011, we called bonds with a total par value of $8.9 billion and $14.6 billion and extinguished bonds with a total par value of $150.5 million and $33.0 million.

During the six months ended June 30, 2012, advance disbursements totaled $24.9 billion compared to $18.8 billion for the same period in 2011. Although advance disbursement levels increased between periods, our overall advance balance has remained fairly stable as a result of increased maturities and prepayment activity.

During the six months ended June 30, 2012, investment purchases (excluding overnight investments) totaled $19.1 billion compared to $12.8 billion for the same period in 2011. The increase was primarily due to the purchase of secured resale agreements during the six months ended June 30, 2012 in an effort to manage our liquidity while not incurring counterparty credit risk.

We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

Liquidity Requirements

Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At June 30, 2012 and December 31, 2011 and throughout the first six months of 2012, we were in compliance with all three of the Finance Agency's liquidity requirements.

In addition to the liquidity measures discussed above, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets for the issuance of debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets for the issuance of debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At June 30, 2012 and December 31, 2011 and throughout the first six months of 2012, we were in compliance with this liquidity guidance.

CAPITAL

Capital Requirements

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total capital divided by total assets. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times divided by total assets. For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings. At June 30, 2012 and December 31, 2011, we were in compliance with all three of the Finance Agency's regulatory capital requirements. For additional information, refer to "Item 1. Financial Statements — Note 13 — Capital."

Capital Stock
Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only by us at the stated par value. We have two subclasses of capital stock: membership and activity-based. Each member must purchase and hold membership capital stock equal to a percentage of its total assets as of the preceding December 31st subject to a cap of $10.0 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.45 percent of its advances and mortgage loans outstanding in our Statements of Condition.
Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. On January 4, 2012, we reduced our operational threshold for repurchasing excess activity-based capital stock from $50,000 to zero. In addition, effective April 27, 2012, we began repurchasing all excess activity-based capital stock on a daily basis. As a result, our excess capital stock (including excess mandatorily redeemable capital stock) decreased to $0.5 million at June 30, 2012 from $80.7 million at December 31, 2011.

The following table summarizes our capital stock by member type (dollars in millions):

	June 30, 2012	December 31, 2011
Commercial banks	$930	$1,018
Thrifts	91	109
Credit unions	114	112
Insurance companies	929	870
Total GAAP capital stock	2,064	2,109
Mandatorily redeemable capital stock	10	6
Total regulatory capital stock[1]	$2,074	$2,115

[1]
Approximately 71 and 73 percent of our total regulatory capital stock outstanding at June 30, 2012 and December 31, 2011 was activity-based capital stock that fluctuates with the outstanding balance of advances made to members and mortgage loans purchased from members.

The decrease in regulatory capital stock at June 30, 2012 when compared to December 31, 2011 was primarily due to the repurchase of excess activity-based capital stock resulting from the operational changes noted above that took place in 2012.

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings falling below the minimum level, our Board of Directors will establish an action plan to enable us to return to our targeted level of retained earnings within twelve months. At June 30, 2012, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.

To enhance our capital position, we entered into a JCE Agreement with the other 11 FHLBanks effective February 28, 2011, as amended. The JCE Agreement requires each FHLBank to allocate that portion of its earnings historically paid to satisfy the REFCORP obligation to a separate restricted retained earnings account. We began allocating to this account in the third quarter of 2011. At June 30, 2012 and December 31, 2011, we maintained a restricted retained earnings account of $19.2 million and $6.5 million. For more information on our JCE Agreement, refer to our 2011 Form 10-K.

Dividends

Historically, our dividend philosophy for both membership and activity-based capital stock has been to pay a dividend equal to or above the average three-month LIBOR rate for the covered period. Beginning with the dividend for first quarter of 2012, declared and paid in the second quarter of 2012, we have differentiated dividend payments between membership and activity-based capital stock. Our Board of Directors believes that any excess returns on capital stock above an appropriate benchmark rate which are not retained for capital growth should be returned to members that utilize our product and service offerings. Our dividend philosophy is now to pay a membership capital stock dividend similar to a benchmark rate of interest, such as average three-month LIBOR, and an activity-based capital stock dividend, when possible, at least 50 basis points in excess of the membership capital stock dividend. Our actual dividend payout will continue to be determined quarterly by our Board of Directors, based on policies, regulatory requirements, financial projections, and actual performance.

For the six months ended June 30, 2012, we paid aggregate cash dividends of $31.4 million compared to $32.7 million for the same period in 2011. The effective combined annualized dividend rate paid on both subclasses of capital stock during the six months ended June 30, 2012 and 2011 was 3.01 percent and 3.00 percent. Beginning with the first quarter of 2012 dividend, declared and paid in the second quarter of 2012, the annualized dividend rates paid on membership and activity-based capital stock were 0.50 percent and 4.00 percent.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, refer to our 2011 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2012.

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
DEVELOPMENTS UNDER THE DODD-FRANK ACT IMPACTING DERIVATIVES TRANSACTIONS

Definitions of Certain Terms Under New Derivatives Requirements

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the U.S. Commodity Futures Trading Commission (the CFTC) and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, we will not be required to register as either a major swap participant or as a swap dealer because the derivatives transactions that we enter into are for the purposes of hedging and managing our interest rate risk or are derivatives transactions that we may intermediate for our member institutions.
Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and SEC in July 2012, call and put optionality in certain advances to our member institutions will not be treated as “swaps” as long as the optionality relates solely to the interest rate on the advance and does not result in enhanced or inverse performance or other risks unrelated to the interest rate. Accordingly, our ability to offer these advances to member customers should not be affected by the new derivatives regulation.

Mandatory Clearing of Derivatives Transactions

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivatives transactions, including those utilized by us to hedge our interest rate and other risks. As a result of these requirements, certain derivatives transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. As further discussed in the 2011 Form 10-K, cleared swaps will be subject to new requirements including mandatory reporting, recordkeeping and documentation requirements established by applicable regulators, and initial and variation margin requirements established by the clearinghouse and its clearing members. The CFTC is expected to issue proposals regarding which swaps will be subject to mandatory clearing and compliance schedules for mandatory clearing requirements during the third quarter of 2012. At this time, we do not expect that any of our swaps will be subject to these new clearing and trading requirements until the beginning of 2013, at the earliest.
The CFTC recently finalized an end-user exception to mandatory clearing that would not apply to the derivatives transactions that we enter into to hedge and manage our interest rate risk but that would apply to any derivatives transactions that we intermediate for our member institutions with $10 billion or less in assets as long as the member uses the swaps to hedge or mitigate their commercial risk and the Bank or member comply with the rule's additional reporting requirements. As a result, any such intermediated swaps would not be subject to mandatory clearing, although such swaps would be subject to applicable requirements for uncleared swaps, including requirements that are expected to be issued under the Dodd-Frank Act.
Uncleared Derivatives Transactions
The Dodd-Frank Act will also change the regulatory landscape for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new requirements, including mandatory reporting, recordkeeping, documentation, and minimum margin and capital requirements established by applicable regulators. These requirements are discussed in our 2011 Form 10-K. At this time, we do not expect to have to comply with such requirements until the beginning of 2013, at the earliest.
The CFTC, the SEC, the Finance Agency and other bank regulators are expected to continue to issue final rulemakings implementing the foregoing requirements between now and the end of 2012.
Effectiveness of Key Rules for Derivatives Transactions
Many of the provisions of the Dodd-Frank Act relating to derivatives that are expected to have the most effect on our derivatives transactions will take effect on a date determined by the CFTC, which must be no less than 60 days after the CFTC publishes final regulations implementing such provisions. Compliance dates for certain of these rulemakings that have been finalized and published by the CFTC, including new recordkeeping and reporting requirements, are based on the effectiveness of the final rules further defining the term “swap” jointly issued by the CFTC and SEC. Such final rules were issued in July 2012 but have not been published in the Federal Register and will not become effective until at least 60 days after they are published in the Federal Register. The implementation timeframe for mandatory clearing of eligible interest rate swaps is based on the effectiveness of the CFTC's mandatory clearing determinations, which were released in proposed form on July 24, 2012, for interest rate swaps that are currently clearable. The CFTC will finalize these determinations within 90 days after the proposal is published in the Federal Register, and we will have to clear eligible interest rate swaps within 180 days after publication of the final determinations, which we estimate will be sometime late first quarter or early second quarter 2013.
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

DEVELOPMENTS IMPACTING SYSTEMICALLY IMPORTANT NONBANK FINANCIAL COMPANIES
Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies

On April 11, 2012, the Financial Stability Oversight Council (the Oversight Council) issued a final rule and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board (the Federal Reserve) and to be subject to certain heightened prudential standards. The rule became effective May 11, 2012. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a process in making its determinations consisting of:

•
a first stage that will identify those nonbank financial companies that have $50.0 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20.0 billion or more in total debt outstanding. As of June 30, 2012, we had $46.9 billion in total assets and $42.4 billion in total outstanding consolidated obligations, our principal form of outstanding debt;

•
a second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	a third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for us, the Finance Agency). A nonbank financial company that the Oversight Council proposes to designate for additional supervision and prudential standards under this rule has the opportunity to contest the designation. If the Oversight Council designates us as a nonbank financial company subject to the supervision by the Federal Reserve, we would be subject to a separate prudential standards rule that has been proposed by the Federal Reserve, but is not yet final. If we are designated by the Oversight Council for supervision by the Federal Reserve and become subject to the additional prudential standards, then our operations and business could be adversely impacted by resulting additional costs and restrictions on our business activities.
DEVELOPMENTS UNDER THE FINANCE AGENCY
Finance Agency Final Rule on Prudential Management and Operations Standards

On June 8, 2012, the Finance Agency issued a final rule, as required by HERA, regarding prudential standards for the operation and management of the FHLBanks, including, among others, prudential standards for internal controls and information systems, internal audit systems, market and interest rate risks, liquidity, asset growth, investments, credit and counterparty risk management, and records maintenance. The rule requires an FHLBank that fails to meet a standard to file a corrective action plan with the Finance Agency within 30 calendar days. If an acceptable corrective action plan is not submitted by the deadline or the terms of such a plan are not complied with, the Director of the Finance Agency can impose sanctions, such as limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock. The final rule became effective August 7, 2012.

OTHER SIGNIFICANT DEVELOPMENTS

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
On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC (the Agencies) concurrently published three joint notices of proposed rulemaking (the NPRs) seeking comments on comprehensive revisions to the Agencies' capital framework to incorporate the Basel Committee's new capital framework.
These revisions would, among other things:

•	implement the Basel Committee's capital standards related to minimum requirements, regulatory capital, and additional capital buffers;

•	revise the methodologies for calculating risk-weighted assets in the general risk-based capital rules; and

•	revise the approach by which large banks determine their capital adequacy.
The NPRs do not incorporate the reforms related to liquidity risk management published in Basel III, which the Agencies are expected to propose in a separate rulemaking.
If the new NPRs are adopted as proposed and depending on the liquidity framework expected to be proposed by the Agencies, some of our members could need to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for consolidated obligations to the extent that affected institutions divest or limit their investments in consolidated obligations. On the other hand, any new liquidity requirements could motivate our members to borrow term advances to create and maintain balance sheet liquidity.

Risk Management

We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, and business risk. Our primary objective is to manage assets, liabilities, and derivative exposures in ways that protect the par redemption value of our capital stock from risks, including fluctuations in market interest rates and spreads. In line with this objective, our ERMP establishes risk measures to monitor our market and liquidity risk. The following is a list of the risk measures in place at June 30, 2012 and whether or not they are monitored by a policy limit:

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

MARKET RISK

We define market risk as the risk that Market Value of Capital Stock (MVCS) or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during the six months ended June 30, 2012 and 2011. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements. Our key market risk measures are MVCS Sensitivity and Economic Value of Capital Stock (EVCS).

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

To protect the MVCS from large interest rate swings, we use hedging transactions, such as entering into or canceling interest rate swaps, caps, and floors, issuing fixed rate and callable debt, and altering the funding structure supporting MBS and MPF purchases.

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

During the first quarter of 2008, due to the low interest rate environment, our Board of Directors suspended indefinitely the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario. This suspension remained effective at June 30, 2012. During the third quarter of 2011, Bank management temporarily suspended the policy limits pertaining to the down 100 and 50 basis point parallel interest rate shift scenarios while it reviewed the current MVCS sensitivity methodology. This suspension was lifted during the first quarter of 2012.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at June 30, 2012 and December 31, 2011:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June	$102.9	$107.1	$110.4	$110.9	$111.4	$108.9	$99.5
December	$99.6	$102.5	$105.1	$105.8	$106.8	$105.0	$97.5

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June	(7.2)%	(3.4)%	(0.5)%	—%	0.4%	(1.9)%	(10.3)%
December	(5.8)%	(3.2)%	(0.7)%	—%	0.9%	(0.7)%	(7.8)%

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at June 30, 2012 and December 31, 2011:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June	$104.4	$107.8	$109.5	$110.9	$112.5	$112.6	$107.7
December	$103.6	$104.9	$105.5	$105.8	$106.8	$106.5	$100.4

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June	(5.9)%	(2.8)%	(1.3)%	—%	1.4%	1.5%	(2.9)%
December	(2.0)%	(0.9)%	(0.3)%	—%	0.9%	0.7%	(5.1)%

The increase in base case MVCS at June 30, 2012 when compared with December 31, 2011 was primarily attributable to the following:

•
Increased retained earnings. Retained earnings increased during the six months ended June 30, 2012 due primarily to earnings in excess of dividend payments. As we increased retained earnings, our equity position increased, thereby increasing MVCS.

•
Increased funding costs relative to LIBOR and swap rates. During the six months ended June 30, 2012, our funding costs relative to LIBOR and swap rates increased, thereby decreasing the present value of our liabilities and increasing MVCS.

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

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at June 30, 2012 and December 31, 2011:

Economic Value of Capital Stock (dollars per share)
June	$121.0
December	$119.9

The increase in our EVCS at June 30, 2012 when compared to December 31, 2011 was primarily attributable to the following:

•
Increased retained earnings. Retained earnings increased during the six months ended June 30, 2012 due primarily to earnings in excess of dividend payments. As we increased retained earnings, our equity position increased, thereby increasing EVCS.

•
Increased mortgage rate spreads. The spreads between mortgage asset yields and swap rates increased when compared to the end of 2011, which had a positive impact on EVCS due to lower projected prepayment speeds on mortgage-related assets.

The increase in our EVCS at June 30, 2012 when compared to December 31, 2011was partially offset by the following:

•
Increased funding costs relative to LIBOR and swap rates. Our funding costs relative to LIBOR and swap rates increased when compared to December 31, 2011. This had a negative impact on EVCS as the asset value decreased more than the liability value.

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

We are required by Finance Agency regulation to obtain sufficient collateral to fully secure our advances and other credit products. Eligible collateral includes (i) whole first mortgages on improved residential property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Government National Mortgage Association and Federal Family Education Loan Program guaranteed student loans, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. Community financial institutions may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each borrower's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

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

At June 30, 2012 and December 31, 2011, borrowers pledged $112.9 billion and $103.1 billion of collateral (net of applicable discounts) to support activity with us, including advances. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on our credit products, management has determined that there are no probable credit losses on our credit products as of June 30, 2012 and December 31, 2011. Accordingly, we have not recorded any allowance for credit losses on our credit products.

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

The following table presents the unpaid principal balance of our MPF portfolio by product type (dollars in millions):

Product Type	June 30, 2012	December 31, 2011
Original MPF	$802	$683
MPF 100	59	72
MPF 125	3,556	3,252
MPF Plus	2,296	2,671
MPF Government	483	426
Total unpaid principal balance	$7,196	$7,104

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

In order to limit our loss exposure to that of an investor in an MBS that is rated the equivalent of AA by a nationally recognized statistical rating organization (NRSRO), under the credit enhancement obligation of the PFI loss layer, we require PFIs to absorb losses in excess of the first loss account by either pledging collateral to us or purchasing supplemental mortgage insurance (SMI) from mortgage insurers. Currently, all of our utilized SMI mortgage insurers have had their external ratings for claims-paying insurer financial strength downgraded below AA. These rating downgrades imply an increased risk that the SMI providers will be unable to fulfill their obligations to reimburse us for claims under insurance policies.

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

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage portfolio after considering the recapture of performance-based credit enhancement fees from PFIs. We do not factor expected proceeds from PMI or SMI into our allowance for credit losses. During the six months ended June 30, 2012, we recorded no provision for credit losses. We believe the allowance remains adequate to absorb estimated losses in our conventional mortgage loan portfolio at June 30, 2012. Refer to “Item 1. Financial Statements — Note 10 — Allowance for Credit Losses” for additional information on our allowance for credit losses.

The following table presents additional information on our mortgage loans held for portfolio (dollars in thousands):

	June 30, 2012	December 31, 2011
Past due 90 days or more and still accruing interest[1]	$4,402	$4,427
Non-accrual mortgage loans[2]	$92,519	$97,477

Allowance for Credit Losses on Mortgage Loans:
Balance, beginning of year	$18,963	$13,000
Charge-offs[3]	(1,539)	(3,192)
Provision for credit losses	—	9,155
Balance, end of period	$17,424	$18,963

[1]
Represents the unpaid principal balance of government-insured mortgage loans that are 90 days or more past due. A government-insured mortgage loan that is 90 days or more past due is not placed on non-accrual status because of the U.S. Government guarantee of the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met.

[2]	Represents the unpaid principal balance of conventional mortgage loans that are 90 days or more past due and troubled debt restructurings.

[3]	The ratio of charge-offs to average loans outstanding during the six months ended June 30, 2012 was 0.02 percent.

For a summary of our mortgage loan delinquencies at June 30, 2012 and December 31, 2011, refer to “Item 1. Financial Statements — Note 10 — Allowance for Credit Losses.”

MORTGAGE-BACKED SECURITIES

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or that carry the highest investment grade rating by a NRSRO at the time of purchase. We are exposed to credit risk to the extent these MBS fail to perform adequately. We perform ongoing analysis on these investments to determine potential credit issues. At June 30, 2012 and December 31, 2011, we owned $7.3 billion and $8.3 billion of MBS, of which approximately 99.4 percent were guaranteed by the U.S. Government or issued by GSEs and 0.6 percent were private-label MBS at each period end.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS (dollars in thousands):

June 30, 2012
Credit ratings:
AAA	$15,520
AA	1,201
A	16,739
BBB	11,525
BB	60
Total amortized cost	$45,045

Amortized cost	$45,045
Gross unrealized gains	365
Gross unrealized losses	3,363
Fair value	$42,047

Weighted average percentage of fair value to unpaid principal balance	94%
Original weighted average FICO® score	725
Original weighted average credit support	4%
Weighted average credit support	11%
Weighted average collateral delinquency rate[1]	5%

[1]	Represents the percentage of underlying loans that are 60 days or more past due.

The following table shows the state concentrations of our private-label MBS calculated based on unpaid principal balances:

State Concentrations	June 30, 2012
California	10.2%
Florida	8.9
Georgia	8.6
New York	6.3
Ohio	5.7
All other	60.3
Total	100.0%

At June 30, 2012, we do not consider any of our private-label MBS to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 7 — Other-Than-Temporary Impairment.”

Investments

We maintain an investment portfolio to provide investment income and liquidity, support the business needs of our members, and support the housing market through the purchase of mortgage-related assets. Our primary credit risk on investments is the counterparties' ability to meet repayment terms. We mitigate this credit risk by investing in highly-rated investments, establishing unsecured credit limits, and actively monitoring the credit quality of our counterparties. This monitoring may include an assessment of each counterparty's financial performance, capital adequacy, and sovereign support. As a result of this monitoring, we may limit exposures or suspend existing counterparties.

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We were in compliance with the above regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of June 30, 2012.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from one to 15 percent based on the counterparty's credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of two to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of June 30, 2012, we were in compliance with the regulatory limits established for unsecured credit.

Our short-term portfolio may include, but is not limited to, interest-bearing deposits, Federal funds sold, commercial paper, and securities purchased under agreements to resell. Our long-term portfolio may include, but is not limited to, other U.S. obligations, GSE obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. We face credit risk from unsecured exposures primarily within our short-term portfolio. We do not consider investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC to be unsecured.

During the second quarter of 2012, as a result of heightened credit concerns, we limited our unsecured credit exposure to the following overnight investment types:

•	Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions.

•	Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.

At June 30, 2012, our unsecured investment exposure was limited to overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at June 30, 2012 (excluding accrued interest receivable) (dollars in millions):

	Short-Term Rating[1]
Domicile of Counterparty	A-1/P-1	A-2/P-2	Total
Domestic	$—	$265	$265
U.S. subsidiaries of foreign commercial banks	—	530	530
Subtotal	—	795	795
U.S. branches and agency offices of foreign commercial banks
Canada	145	—	145
Total unsecured investment exposure	$145	$795	$940

[1]	Represents the lowest credit rating available for each investment based on a NRSRO.

The following table shows our total investment securities by investment credit rating at June 30, 2012 (excluding accrued interest receivable) (dollars in millions):

	Long-Term Rating[1]				Short-Term Rating[1]
	AAA	AA	A	BBB	A-1/P-1	A-2/P-2	Unrated	Total
Interest-bearing deposits[2]	$—	$4	$—	$—	$1	$—	$—	$5
Securities purchased under agreements to resell	—	—	—	—	2,315	—	—	2,315
Federal funds sold	—	—	—	—	145	795	—	940
Investment securities:
Non-mortgage-backed securities
State or local housing agency obligations	—	95	—	—	—	—	—	95
Taxable municipal bonds	370	120	—	—	—	—	—	490
Other U.S. obligations	—	429	—	—	—	—	—	429
Government-sponsored enterprise obligations	—	979	—	—	—	—	—	979
Other[3]	—	199	—	—	—	—	2	201
Total non-mortgage-backed securities	370	1,822	—	—	—	—	2	2,194
Mortgage-backed securities
Government-sponsored enterprises	—	7,227	—	—	—	—	—	7,227
Other U.S. obligations	—	12	—	—	—	—	—	12
Private-label	15	1	17	12	—	—	—	45
Total mortgage-backed securities	15	7,240	17	12	—	—	—	7,284
Total investments[4]	$385	$9,066	$17	$12	$2,461	$795	$2	$12,738

[1]	Represents the lowest credit rating available for each security based on a NRSRO.

[2]	Interest-bearing deposits are rated either AA or A-1/P-1 because they are guaranteed by the FDIC up to $250,000.

[3]	Other "unrated" investments represents an equity investment in a SBIC.

[4]	At June 30, 2012, seven percent of our total investments were unsecured.

The following table shows our total investment securities by investment credit rating at December 31, 2011 (excluding accrued interest receivable) (dollars in millions):

	Long-Term Rating[1]				Short-Term Rating[1]
	AAA	AA	A	BBB	A-1/P-1	A-2/P-2	Unrated	Total
Interest-bearing deposits[2]	$—	$5	$—	$—	$1	$—	$—	$6
Securities purchased under agreements to resell	—	—	—	—	600	—	—	600
Federal funds sold	—	—	—	—	1,935	180	—	2,115
Investment securities:
Non-mortgage-backed securities
Negotiable certificates of deposit	—	—	—	—	340	—	—	340
State or local housing agency obligations	—	102	—	—	—	—	—	102
TLGP debentures[2]	—	1,572	—	—	—	—	—	1,572
Taxable municipal bonds	361	117	—	—	—	—	—	478
Other U.S. obligations	—	181	—	—	—	—	—	181
Government-sponsored enterprise obligations	—	930	—	—	—	—	—	930
Other[3]	—	51	—	—	—	—	1	52
Total non-mortgage-backed securities	361	2,953	—	—	340	—	1	3,655
Mortgage-backed securities
Government-sponsored enterprises		8,198	—	—	—	—	—	8,198
Other U.S. obligations	—	14	—	—	—	—	—	14
Private-label	18	2	17	12	—	—	—	49
Total mortgage-backed securities	18	8,214	17	12	—	—	—	8,261
Total investments[4]	$379	$11,172	$17	$12	$2,876	$180	$1	$14,637

[1]	Represents the lowest credit rating available for each security based on an NRSRO.

[2]	Interest bearing deposits and TLGP investments are rated either AA or A-1/P-1 because they are guaranteed by the FDIC up to $250,000 or U.S. Government.

[3]	Other "unrated" investments represents an equity investment in a SBIC.

[4]	At December 31, 2011, 17 percent of our total investments were unsecured.

Our total investments decreased at June 30, 2012 when compared to December 31, 2011 due primarily to maturities of TLGP debentures and principal paydowns on MBS. At June 30, 2012, none of our investments were on negative watch by a NRSRO.

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

We manage this credit risk by spreading our transactions among many highly-rated counterparties, by entering into collateral exchange agreements with counterparties that include minimum collateral thresholds, and by monitoring our exposure to each counterparty on a daily basis. In addition, all of our collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities if credit risk exposures rise above the established or negotiated minimum thresholds.

The following tables show our derivative counterparty credit exposure after applying netting agreements and cash collateral (dollars in millions):

	June 30, 2012
Credit Rating[1]	Total Notional	Exposure Net of Cash Collateral	Other Collateral Held	Net Exposure
AA	$2,776	$1	$—	$1
A	33,167	9	—	9
BBB	4,387	1	—	1
Subtotal	40,330	11	—	11
Member institutions[2]	89	—	—	—
Total	$40,419	$11	$—	$11

	December 31, 2011
Credit Rating[1]	Total Notional	Exposure Net of Cash Collateral	Other Collateral Held	Net Exposure
AA	$8,724	$1	$—	$1
A	31,679	—	—	—
BBB	569	—	—	—
Subtotal	40,972	1	—	1
Member institutions[2]	90	—	—	—
Total	$41,062	$1	$—	$1

[1]	Represents the lowest credit rating available for each counterparty based on a NRSRO.

[2]	Represents mortgage delivery commitments with our member institutions.

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

BUSINESS RISK

We define business risk as the risk of an adverse impact on our financial condition or profitability resulting from external factors that may occur in both the short- and long-term. Business risk includes political, strategic, reputation, regulatory, and/or environmental factors, many of which are beyond our control. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our cost of doing business or other aspects of our business. We control business risk through strategic and annual business planning and monitoring of our external environment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management— Market Risk” and the sections referenced therein for quantitative and qualitative disclosures about market risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Internal Control Over Financial Reporting

For the second quarter of 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently aware of any pending or threatened legal proceedings against us that could have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2011 Form 10-K. There have been no material changes to our risk factors during the six months ended June 30, 2012.

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
101
The following financial information from the Bank's Second Quarter 2012 Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condition at June 30, 2012 and December 31, 2011, (ii) Statements of Income for the Three and Six Months Ended June 30, 2012 and 2011, (iii) Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011, (iv) Statements of Capital as of June 30, 2012 and June 30, 2011, (v) Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and (vi) Condensed Notes to the Unaudited Financial Statements[4]

[1]	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the SEC on May 12, 2006.

[2]	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the SEC on March 2, 2009.

[3]	Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed with the SEC on March 14, 2012.

[4]
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1922 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	August 8, 2012

By:	/s/ Richard S. Swanson
Richard S. Swanson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven T. Schuler
Steven T. Schuler Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)