Form 10-Q
period 2012-09-30
Federal Home Loan Bank of Des Moines
filed 2012-11-09
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2012
Class B Stock, par value $100	20,225,781

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in thousands, except capital stock par value)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$204,937	$240,156
Interest-bearing deposits	4,033	6,337
Securities purchased under agreements to resell (Note 3)	4,900,000	600,000
Federal funds sold	1,330,000	2,115,000
Investment securities
Trading securities (Note 4)	759,372	1,365,121
Available-for-sale securities (Note 5)	4,879,777	5,355,564
Held-to-maturity securities (fair value of $3,680,104 and $5,380,021) (Note 6)	3,504,292	5,195,200
Total investment securities	9,143,441	11,915,885
Advances (Note 8)	25,831,052	26,591,023
Mortgage loans held for portfolio, net
Mortgage loans held for portfolio (Note 9)	7,132,090	7,156,933
Allowance for credit losses on mortgage loans (Note 10)	(16,366)	(18,963)
Total mortgage loans held for portfolio, net	7,115,724	7,137,970
Accrued interest receivable	77,418	73,009
Premises, software, and equipment, net	12,398	12,391
Derivative assets (Note 11)	8,239	1,452
Other assets	31,488	40,090
TOTAL ASSETS	$48,658,730	$48,733,313
LIABILITIES
Deposits
Interest-bearing	$1,001,798	$643,428
Non-interest-bearing	195,643	106,667
Total deposits	1,197,441	750,095
Consolidated obligations (Note 12)
Discount notes (includes $962,048 and $3,474,596 at fair value under the fair value option)	14,158,026	6,809,766
Bonds (includes $1,868,105 and $2,694,687 at fair value under the fair value option)	30,108,040	38,012,320
Total consolidated obligations	44,266,066	44,822,086
Mandatorily redeemable capital stock (Note 13)	10,343	6,169
Accrued interest payable	130,241	155,241
Affordable Housing Program (AHP) Payable	36,424	38,849
Derivative liabilities (Note 11)	103,458	116,806
Other liabilities	116,716	31,653
TOTAL LIABILITIES	45,860,689	45,920,899
Commitments and contingencies (Note 15)
CAPITAL (Note 13)
Capital stock - Class B putable ($100 par value); 20,244 and 21,089 shares issued and outstanding	2,024,360	2,108,878
Retained earnings
Unrestricted	582,722	562,442
Restricted	22,837	6,533
Total retained earnings	605,559	568,975
Accumulated other comprehensive income	168,122	134,561
TOTAL CAPITAL	2,798,041	2,812,414
TOTAL LIABILITIES AND CAPITAL	$48,658,730	$48,733,313

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
INTEREST INCOME
Advances	$60,087	$61,913	$187,442	$197,164
Prepayment fees on advances, net	5,900	1,490	24,083	8,397
Interest-bearing deposits	167	129	498	262
Securities purchased under agreements to resell	1,067	144	2,482	968
Federal funds sold	640	395	1,787	2,188
Investment securities
Trading securities	5,622	6,177	17,834	18,479
Available-for-sale securities	18,812	19,764	57,868	76,135
Held-to-maturity securities	26,807	44,487	90,558	143,135
Mortgage loans	70,639	81,969	217,916	247,880
Total interest income	189,741	216,468	600,468	694,608
INTEREST EXPENSE
Consolidated obligations
Discount notes	3,674	1,388	7,879	4,516
Bonds	126,561	149,626	407,884	513,171
Deposits	133	97	308	409
Borrowings from other FHLBanks	1	—	1	—
Mandatorily redeemable capital stock	52	48	179	160
Total interest expense	130,421	151,159	416,251	518,256
NET INTEREST INCOME	59,320	65,309	184,217	176,352
Provision for credit losses on mortgage loans	—	1,968	—	9,155
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	59,320	63,341	184,217	167,197
OTHER (LOSS) INCOME
Service fees	319	280	933	857
Net gain on trading securities	11,950	35,868	26,871	40,341
Net gain on sale of held-to-maturity securities	—	6,532	—	6,532
Net gain (loss) on consolidated obligations held at fair value	738	(2,503)	2,961	(3,864)
Net loss on derivatives and hedging activities	(11,361)	(90,250)	(32,953)	(104,339)
Net loss on extinguishment of debt	(25,866)	—	(48,605)	(4,602)
Other, net	(329)	206	1,540	1,166
Total other loss	(24,549)	(49,867)	(49,253)	(63,909)
OTHER EXPENSE
Compensation and benefits	7,700	7,777	24,025	24,052
Other operating expenses	5,129	4,544	14,779	12,749
Federal Housing Finance Agency	1,075	1,151	3,454	3,665
Office of Finance	676	722	2,111	2,236
Total other expense	14,580	14,194	44,369	42,702
INCOME (LOSS) BEFORE ASSESSMENTS	20,191	(720)	90,595	60,586
AHP	2,025	(67)	9,078	4,962
REFCORP	—	—	—	11,129
Total assessments	2,025	(67)	9,078	16,091
NET INCOME (LOSS)	$18,166	$(653)	$81,517	$44,495

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$18,166	$(653)	$81,517	$44,495
Other comprehensive income
Net unrealized gains on available-for-sale securities	18,467	41,846	33,270	44,068
Pension and postretirement benefits	107	59	291	163
Total other comprehensive income	18,574	41,905	33,561	44,231
TOTAL COMPREHENSIVE INCOME	$36,740	$41,252	$115,078	$88,726

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in thousands)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE DECEMBER 31, 2010	21,830	$2,183,028	$556,013	$—	$556,013	$90,531	$2,829,572
Proceeds from issuance of capital stock	3,075	307,459	—	—	—	—	307,459
Repurchase/redemption of capital stock	(3,825)	(382,482)	—	—	—	—	(382,482)
Net shares reclassified to mandatorily redeemable capital stock	(7)	(668)	—	—	—	—	(668)
Comprehensive income	—	—	44,495	—	44,495	44,231	88,726
Cash dividends on capital stock	—	—	(48,729)	—	(48,729)	—	(48,729)
BALANCE SEPTEMBER 30, 2011	21,073	$2,107,337	$551,779	$—	$551,779	$134,762	$2,793,878

BALANCE DECEMBER 31, 2011	21,089	$2,108,878	$562,442	$6,533	$568,975	$134,561	$2,812,414
Proceeds from issuance of capital stock	8,677	867,668	—	—	—	—	867,668
Repurchase/redemption of capital stock	(9,447)	(944,673)	—	—	—	—	(944,673)
Net shares reclassified to mandatorily redeemable capital stock	(75)	(7,513)	—	—	—	—	(7,513)
Comprehensive income	—	—	65,213	16,304	81,517	33,561	115,078
Cash dividends on capital stock	—	—	(44,933)	—	(44,933)	—	(44,933)
BALANCE SEPTEMBER 30, 2012	20,244	$2,024,360	$582,722	$22,837	$605,559	$168,122	$2,798,041

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$81,517	$44,495
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	332,617	1,901
Net gain on trading securities	(26,871)	(40,341)
Net gain on sale of held-to-maturity securities	—	(6,532)
Net (gain) loss on consolidated obligations held at fair value	(2,961)	3,864
Net change in derivatives and hedging activities	(253,799)	260,188
Net loss on extinguishment of debt	48,605	4,602
Other adjustments	(1,620)	2,960
Net change in:
Accrued interest receivable	(4,291)	(3,868)
Other assets	8,689	11,797
Accrued interest payable	(24,977)	(3,831)
Other liabilities	1,028	(15,392)
Total adjustments	76,420	215,348
Net cash provided by operating activities	157,937	259,843
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	220,904	(583,537)
Securities purchased under agreements to resell	(4,300,000)	50,000
Federal funds sold	785,000	1,335,000
Premises, software, and equipment	(1,882)	(4,122)
Trading securities
Proceeds from sales and maturities of long-term	1,010,660	210,973
Purchases of long-term	(295,415)	(56,353)
Available-for-sale securities
Proceeds from maturities of long-term	1,618,173	906,984
Purchases of long-term	(1,095,753)	(143,234)
Held-to-maturity securities
Net decrease in short-term	340,000	335,000
Proceeds from sales and maturities of long-term	1,350,452	1,431,179
Advances
Principal collected	36,196,408	29,859,994
Originated	(35,740,185)	(27,457,454)
Mortgage loans held for portfolio
Principal collected	1,669,472	1,043,228
Originated or purchased	(1,674,486)	(987,737)
Proceeds from sales of foreclosed assets	22,079	28,528
Net cash provided by investing activities	105,427	5,968,449

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
FINANCING ACTIVITIES
Net change in deposits	457,796	(263,900)
Net payments on derivative contracts with financing elements	(6,927)	(7,423)
Net proceeds from issuance of consolidated obligations
Discount notes	237,611,755	297,671,202
Bonds	15,666,208	28,622,787
Payments for maturing and retiring consolidated obligations
Discount notes	(230,263,866)	(299,208,386)
Bonds	(23,638,272)	(32,707,392)
Proceeds from issuance of capital stock	867,668	307,459
Payments for repurchase/redemption of mandatorily redeemable capital stock	(3,339)	(1,166)
Payments for repurchase/redemption of capital stock	(944,673)	(382,482)
Cash dividends paid	(44,933)	(48,729)
Net cash used in financing activities	(298,583)	(6,018,030)
Net (decrease) increase in cash and due from banks	(35,219)	210,262
Cash and due from banks at beginning of the period	240,156	105,741
Cash and due from banks at end of the period	$204,937	$316,003

SUPPLEMENTAL DISCLOSURES
Interest paid	$880,235	$1,082,164
AHP payments	$11,503	$10,415
REFCORP assessments	$—	$23,596
Transfers of mortgage loans to real estate owned	$16,431	$25,644

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

Reclassifications

Certain amounts in the Bank's 2011 financial statements have been reclassified to conform to the presentation for the nine months ended September 30, 2012.

Revisions to Prior Period Amounts

During the first quarter of 2012, the Bank identified certain classification errors in its previously reported Statement of Cash Flows for the year ended December 31, 2011 contained in the 2011 Form 10-K. These classification errors were limited to the 2011 Annual Statement of Cash Flows and had no impact on the Bank's Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 included in this report. Management has determined after evaluating the quantitative and qualitative aspects of the classification errors that such errors were not material to the previously issued Statement of Cash Flows. The Bank will correct these classification errors in its 2012 Form 10-K filing.

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

Note 2 — Recently Adopted and Issued Accounting Guidance

ADOPTED ACCOUNTING GUIDANCE

Presentation of Comprehensive Income

On June 16, 2011, the Financial Accounting Standards Board (FASB) issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single financial statement or in two consecutive financial statements. In a single continuous statement, an entity is required to present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, as well as total comprehensive income. In a two-statement approach, an entity is required to present the components of net income and total net income in its statement of income. A statement of other comprehensive income should follow immediately and include the components of other comprehensive income as well as totals for both other comprehensive income and comprehensive income. This guidance eliminates the option to present the components of other comprehensive income in the statement of changes in stockholders' equity.

The Bank elected the two-statement approach noted above on January 1, 2012 and applied this guidance retrospectively for all periods presented. The adoption of this guidance was limited to the presentation of the Bank's interim and annual financial statements and did not affect its financial condition, results of operations, or cash flows. On December 23, 2011, the FASB issued guidance to defer the effective date of the new requirement to present reclassifications of items out of accumulated other comprehensive income in the statement of income. This deferral became effective for the Bank on January 1, 2012 and did not affect the Bank's adoption of the remaining guidance contained in the new accounting standard for the presentation of comprehensive income.

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

ISSUED ACCOUNTING GUIDANCE

Finance Agency Advisory Bulletin on Asset Classification

On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for classifying assets and prescribes the timing of asset charge-offs, excluding investment securities. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 states that it was effective upon issuance. The FHLBanks are currently assessing the provisions of AB 2012-02 in coordination with the Finance Agency and therefore the Bank has not yet determined when it will implement this guidance or the effect, if any, that this guidance will have on its financial condition, results of operations, or cash flows.

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

Note 4 — Trading Securities

Major Security Types

Trading securities were as follows (dollars in thousands):

	September 30, 2012	December 31, 2011
Non-mortgage-backed securities
Temporary Liquidity Guarantee Program (TLGP) debentures[1]	$—	$1,006,883
Taxable municipal bonds[2]	296,653	285,999
Other U.S. obligations[3]	313,147	8,521
Government-sponsored enterprise obligations[4]	65,111	63,718
Total non-mortgage-backed securities	674,911	1,365,121
Mortgage-backed securities
Government-sponsored enterprises[5]	84,461	—
Total fair value	$759,372	$1,365,121

[1]	Represents corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.

[2]	Represents U.S. Government subsidized Build American Bonds.

[3]	Represents Export-Import Bank and U.S. Department of Transportation Maritime Administration bonds.

[4]	Represents Tennessee Valley Authority (TVA) bonds.

[5]	Represents a Fannie Mae security.

Interest Rate Payment Terms

The following table summarizes the Bank's trading securities by interest rate payment terms (dollars in thousands):

	September 30, 2012	December 31, 2011
Fixed rate	$759,372	$659,626
Variable rate	—	705,495
Total fair value	$759,372	$1,365,121

At September 30, 2012 and December 31, 2011, 89 and 100 percent of the Bank's fixed rate trading securities were swapped to a variable rate index through the use of interest rate swaps accounted for as derivatives in economic hedge relationships.

Net Gain on Trading Securities

The following table summarizes the components of "Net gain on trading securities" as presented in the Statements of Income (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Holding gain on trading securities	$11,950	$34,895	$26,871	$39,368
Realized gain on sale of trading securities	—	973	—	973
Net gain on trading securities	$11,950	$35,868	$26,871	$40,341

The Bank did not sell any trading securities during the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, the Bank sold a trading security with a par value of $10.0 million and realized a net gain of $1.0 million.

Note 5 — Available-for-Sale Securities

Major Security Types

Available-for-sale (AFS) securities at September 30, 2012 were as follows (dollars in thousands):

	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Taxable municipal bonds[2]	$195,521	$5,851	$—	$201,372
Other U.S. obligations[3]	155,167	11,976	—	167,143
Government-sponsored enterprise obligations[4]	558,884	49,125	613	607,396
Other[5]	199,707	1,739	—	201,446
Total non-mortgage-backed securities	1,109,279	68,691	613	1,177,357
Mortgage-backed securities
Government-sponsored enterprises[6]	3,599,988	103,442	1,010	3,702,420
Total	$4,709,267	$172,133	$1,623	$4,879,777

AFS securities at December 31, 2011 were as follows (dollars in thousands):

	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
TLGP debentures[7]	$563,989	$405	$—	$564,394
Taxable municipal bonds[2]	191,030	1,575	721	191,884
Other U.S. obligations[3]	165,221	6,916	—	172,137
Government-sponsored enterprise obligations[4]	509,793	46,973	97	556,669
Other[5]	50,205	690	—	50,895
Total non-mortgage-backed securities	1,480,238	56,559	818	1,535,979
Mortgage-backed securities
Government-sponsored enterprises[6]	3,738,086	83,767	2,268	3,819,585
Total	$5,218,324	$140,326	$3,086	$5,355,564

[1]	Amortized cost includes adjustments made to the cost basis of an investment for principal repayments, amortization, accretion, and fair value hedge accounting adjustments.

[2]	Represents U.S. Government subsidized Build America Bonds and State of Iowa IJOBS Program Special Obligations.

[3]	Represents Export-Import Bank bonds.

[4]	Represents Fannie Mae, Freddie Mac, TVA, and Federal Farm Credit Bank (FFCB) bonds.

[5]	Represents Private Export Funding Corporation (PEFCO) bonds.

[6]	Represents Fannie Mae and Freddie Mac securities.

[7]	Represents corporate debentures of the issuing party that are backed by the full faith and credit of the U.S. Government.

Interest Rate Payment Terms

The following table summarizes the Bank's AFS securities by interest rate payment terms (dollars in thousands):

	September 30, 2012	December 31, 2011
Fixed rate	$1,561,432	$1,437,386
Variable rate	3,147,835	3,780,938
Total amortized cost	$4,709,267	$5,218,324

At September 30, 2012 and December 31, 2011, 38 and 35 percent of the Bank's fixed rate AFS securities were swapped to a variable rate index through the use of interest rate swaps accounted for as derivatives in fair value hedge relationships.

Unrealized Losses

The following table summarizes AFS securities with unrealized losses at September 30, 2012. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Government-sponsored enterprise obligations	$86,865	$306	$22,321	$307	$109,186	$613
Mortgage-backed securities
Government-sponsored enterprises	197,199	600	290,589	410	487,788	1,010
Total	$284,064	$906	$312,910	$717	$596,974	$1,623

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

	September 30, 2012		December 31, 2011
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$—	$—	$563,989	$564,394
Due after one year through five years	345,174	364,092	157,805	169,702
Due after five years through ten years	474,235	511,301	356,277	392,426
Due after ten years	289,870	301,964	402,167	409,457
Total non-mortgage-backed securities	1,109,279	1,177,357	1,480,238	1,535,979
Mortgage-backed securities	3,599,988	3,702,420	3,738,086	3,819,585
Total	$4,709,267	$4,879,777	$5,218,324	$5,355,564

Prepayment Fees

During the three and nine months ended September 30, 2012, the Bank did not receive any prepayment fees on AFS securities. During the three months ended September 30, 2011, the Bank did not receive any prepayment fees on AFS securities. During the nine months ended September 30, 2011, an AFS mortgage-backed security with an outstanding par value of $119.0 million was prepaid and the Bank received a $14.6 million prepayment fee. The prepayment fee was recorded as interest income on AFS securities in the Statements of Income.

Note 6 — Held-to-Maturity Securities

Major Security Types

Held-to-maturity (HTM) securities at September 30, 2012 were as follows (dollars in thousands):

	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Government-sponsored enterprise obligations[2]	$308,890	$88,727	$—	$397,617
State or local housing agency obligations[3]	89,525	9,611	—	99,136
Other[4]	1,443	—	—	1,443
Total non-mortgage-backed securities	399,858	98,338	—	498,196
Mortgage-backed securities
Government-sponsored enterprises[5]	3,050,123	78,899	204	3,128,818
Other U.S. obligations[6]	11,467	48	—	11,515
Private-label	42,844	568	1,837	41,575
Total mortgage-backed securities	3,104,434	79,515	2,041	3,181,908
Total	$3,504,292	$177,853	$2,041	$3,680,104

HTM securities at December 31, 2011 were as follows (dollars in thousands):

	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Negotiable certificates of deposit	$340,000	$—	$36	$339,964
TLGP debentures[7]	1,250	7	—	1,257
Government-sponsored enterprise obligations[2]	310,060	74,243	—	384,303
State or local housing agency obligations[3]	101,547	7,897	—	109,444
Other[4]	1,196	—	—	1,196
Total non-mortgage-backed securities	754,053	82,147	36	836,164
Mortgage-backed securities
Government-sponsored enterprises[5]	4,378,340	108,604	1,716	4,485,228
Other U.S. obligations[6]	14,109	38	—	14,147
Private-label	48,698	205	4,421	44,482
Total mortgage-backed securities	4,441,147	108,847	6,137	4,543,857
Total	$5,195,200	$190,994	$6,173	$5,380,021

[1]	Amortized cost includes adjustments made to the cost basis of an investment for principal repayments, amortization, and accretion.

[2]	Represents TVA and FFCB bonds.

[3]	Represents Housing Finance Authority bonds that were purchased by the Bank from housing associates within its district.

[4]	Represents an investment in a Small Business Investment Company.

[5]	Represents Fannie Mae and Freddie Mac securities.

[6]	Represents Government National Mortgage Associated (Ginnie Mae) securities and Small Business Administration Pool Certificates that are backed by the full faith and credit of the U.S. Government.

[7]	Represents corporate debentures issued by the Bank's members that are backed by the full faith and credit of the U.S. Government.

Unrealized Losses

The following table summarizes the HTM securities with unrealized losses at September 30, 2012. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
Government-sponsored enterprises	$—	$—	$167,377	$204	$167,377	$204
Private-label	—	—	26,694	1,837	26,694	1,837
Total mortgage-backed securities	$—	$—	$194,071	$2,041	$194,071	$2,041

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

	September 30, 2012		December 31, 2011
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$—	$—	$341,250	$341,221
Due after one year through five years	1,443	1,443	1,196	1,196
Due after ten years	398,415	496,753	411,607	493,747
Total non-mortgage-backed securities	399,858	498,196	754,053	836,164
Mortgage-backed securities	3,104,434	3,181,908	4,441,147	4,543,857
Total	$3,504,292	$3,680,104	$5,195,200	$5,380,021

Net Gain on Sale of HTM Securities

The Bank did not sell any HTM securities during the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, the Bank sold HTM securities with a total par value of $205.3 million and realized a net gain of $6.5 million. The HTM securities sold had less than 15 percent of the acquired principal outstanding at the time of sale. As such, the sales were considered maturities for purposes of security classification and did not impact the Bank's ability and intent to hold the remaining HTM securities through their stated maturities.

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

At September 30, 2012, the Bank obtained cash flow analyses for all of its private-label MBS from its designated FHLBanks. The cash flow analyses used two third-party models. The first third-party model considered borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSAs refer collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. A CBSA must contain at least one urban area with a population of 10,000 or more people. The housing price forecast as of September 30, 2012 assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that are believed to have reached their trough) to 4 percent. For those markets where further home price declines are anticipated, the declines were projected to occur over the 3 to 9 month period beginning July 1, 2012. For the vast majority of markets where further home price declines are anticipated, the declines were projected to range from 1 percent to 2 percent over the three month period beginning July 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market.

The following table presents projected home price recovery by months at September 30, 2012:

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

The Bank compared the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At September 30, 2012 and December 31, 2011, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at September 30, 2012 and December 31, 2011.

All Other Investment Securities

On a quarterly basis, the Bank reviews all remaining AFS and HTM securities in an unrealized loss position. At September 30, 2012 and December 31, 2011, the Bank determined that the unrealized losses on these securities were due primarily to interest rate volatility. Because the Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases, it did not consider any of its other investment securities to be other-than-temporarily impaired at September 30, 2012 and December 31, 2011.

In addition, the Bank determined the following for its other investment securities in an unrealized loss position at September 30, 2012 and December 31, 2011:

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

•	Negotiable certificates of deposit. The creditworthiness of the issuers is sufficient to protect the Bank from losses based on current expectations.

Note 8 — Advances

Redemption Terms

The following table summarizes the Bank's advances outstanding by year of contractual maturity (dollars in thousands):

	September 30, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$472	3.33	$397	3.39
Due in one year or less	9,770,907	1.08	6,156,242	1.42
Due after one year through two years	2,834,628	1.70	5,640,451	1.78
Due after two years through three years	1,778,006	1.71	1,175,120	2.53
Due after three years through four years	1,991,044	2.53	1,744,798	2.20
Due after four years through five years	2,833,307	2.34	3,057,813	2.95
Thereafter	5,998,251	1.99	7,888,017	2.62
Total par value	25,206,615	1.67	25,662,838	2.15
Premiums	173		186
Discounts	(3,556)		(1)
Fair value hedging adjustments
Cumulative fair value gains on existing hedges	588,519		841,783
Basis adjustments from terminated or ineffective hedges	39,301		86,217
Total	$25,831,052		$26,591,023

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) without incurring prepayment fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call date, the borrower pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At September 30, 2012 and December 31, 2011, the Bank had callable advances outstanding totaling $5.5 billion and $5.6 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At September 30, 2012 and December 31, 2011, the Bank had putable advances outstanding totaling $3.3 billion and $3.7 billion.

Interest Rate Payment Terms

The following table summarizes the Bank's advances by interest rate payment terms (dollars in thousands):

	September 30, 2012	December 31, 2011
Fixed rate	$16,803,318	$17,959,406
Variable rate	8,403,297	7,703,432
Total par value	$25,206,615	$25,662,838

At September 30, 2012 and December 31, 2011, 52 and 57 percent of the Bank's fixed rate advances were swapped to a variable rate index through the use of interest rate swaps accounted for as derivatives in fair value or economic hedge relationships. At September 30, 2012 and December 31, 2011, two and three percent of the Bank's variable rate advances were swapped to another variable rate index through the use of interest rate swaps accounted for as derivatives in economic hedge relationships.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross prepayment fees	$13,121	$2,302	$353,295	$14,907
Amortization of fair value hedging adjustments	(7,447)	(926)	(329,793)	(6,908)
Amortization of deferrals on advance modifications	226	114	581	398
Prepayment fees on advances, net	$5,900	$1,490	$24,083	$8,397

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

Mortgage loans with a contractual maturity of 15 years or less are classified as medium-term, and all other mortgage loans are classified as long-term. The following table presents information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	September 30, 2012	December 31, 2011
Fixed rate, medium-term single family mortgages	$1,895,094	$1,795,914
Fixed rate, long-term single family mortgages	5,158,841	5,308,476
Total unpaid principal balance	7,053,935	7,104,390
Premiums	84,587	70,844
Discounts	(23,487)	(30,666)
Basis adjustments from mortgage loan commitments	17,055	12,365
Allowance for credit losses	(16,366)	(18,963)
Total mortgage loans held for portfolio, net	$7,115,724	$7,137,970

The following table presents the Bank's mortgage loans held for portfolio by type (dollars in thousands):

	September 30, 2012	December 31, 2011
Conventional loans	$6,550,742	$6,678,048
Government-insured loans	503,193	426,342
Total unpaid principal balance	$7,053,935	$7,104,390

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

Taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At September 30, 2012 and December 31, 2011, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At September 30, 2012 and December 31, 2011, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, none of the Bank's credit products were troubled debt restructurings (TDRs) at September 30, 2012 and December 31, 2011.

Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on its credit products as of September 30, 2012 and December 31, 2011. Accordingly, the Bank has not recorded any allowance for credit losses.

At September 30, 2012 and December 31, 2011, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information on the Bank's off-balance sheet credit exposure, see "Note 15 — Commitments and Contingencies."

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans secured by one-to-four family residential properties. Government-insured mortgage loans are insured by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government mortgage loans. Any principal losses incurred on such mortgage loans that are not recovered from the guarantor are absorbed by the servicers. As a result, the Bank did not establish an allowance for credit losses for government-insured mortgage loans at September 30, 2012 and December 31, 2011. Furthermore, due to the government guarantee or insurance, these mortgage loans are not placed on non-accrual status.

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

•
First Loss Account. The first loss account (FLA) is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. Credit enhancement fees paid totaled $6.0 million and $7.5 million during the nine months ended September 30, 2012 and 2011. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments was $128.0 million and $124.4 million at September 30, 2012 and December 31, 2011.

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

Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not. At September 30, 2012, the Bank determined there was an insignificant amount of performance-based credit enhancement fees available for recapture from the PFIs. As such, it did not factor credit enhancement fees into its estimate of the allowance for credit losses. The following table shows the impact of performance-based credit enhancement fees available for recapture on the Bank's estimate of the allowance for credit losses (dollars in thousands):

	September 30, 2012	December 31, 2011
Estimate of credit losses before performance-based credit enhancement fees	$16,366	$19,549
Less: Performance-based credit enhancement fees available for recapture	—	(586)
Allowance for credit losses	$16,366	$18,963

Allowance for Credit Losses on Conventional Mortgage Loans. The following table presents a rollforward of the allowance for credit losses on the Bank's conventional mortgage loan portfolio (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$17,424	$19,000	$18,963	$13,000
Charge-offs	(1,058)	(968)	(2,597)	(2,155)
Provision for credit losses	—	1,968	—	9,155
Balance, end of period	$16,366	$20,000	$16,366	$20,000

The following table summarizes the allowance for credit losses and recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in thousands):

	September 30, 2012	December 31, 2011
Allowance for credit losses
Collectively evaluated for impairment	$6,022	$6,431
Individually evaluated for impairment	10,344	12,532
Total allowance for credit losses	$16,366	$18,963
Recorded investment[1]
Collectively evaluated for impairment	$6,590,437	$6,690,878
Individually evaluated for impairment, with or without a related allowance	61,101	68,825
Total recorded investment	$6,651,538	$6,759,703

[1]	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollar amounts in thousands):

	September 30, 2012
	Conventional	Government Insured	Total
Past due 30 - 59 days	$71,724	$15,261	$86,985
Past due 60 - 89 days	24,094	4,539	28,633
Past due 90 -179 days	22,013	2,439	24,452
Past due 180 days or more	64,909	2,670	67,579
Total past due loans	182,740	24,909	207,649
Total current loans	6,468,798	492,139	6,960,937
Total recorded investment of mortgage loans[1]	$6,651,538	$517,048	$7,168,586

In process of foreclosure (included above)[2]	$58,698	$715	$59,413
Serious delinquency rate[3]	1.3%	1.0%	1.3%
Past due 90 days or more and still accruing interest[4]	$—	$5,109	$5,109
Non-accrual mortgage loans[5]	$89,262	$—	$89,262

	December 31, 2011
	Conventional	Government Insured	Total
Past due 30 - 59 days	$90,394	$15,706	$106,100
Past due 60 - 89 days	28,823	4,731	33,554
Past due 90 -179 days	26,154	1,982	28,136
Past due 180 days or more	70,177	2,445	72,622
Total past due loans	215,548	24,864	240,412
Total current loans	6,544,155	411,251	6,955,406
Total recorded investment of mortgage loans[1]	$6,759,703	$436,115	$7,195,818

In process of foreclosure (included above)[2]	$67,679	$766	$68,445
Serious delinquency rate[3]	1.4%	1.0%	1.4%
Past due 90 days or more and still accruing interest[4]	$—	$4,427	$4,427
Non-accrual mortgage loans[5]	$97,477	$—	$97,477

[1]	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

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

	September 30, 2012		December 31, 2011
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Impaired loans with an allowance	$59,851	$10,344	$68,107	$12,532
Impaired loans without an allowance	1,250	—	718	—
Total	$61,101	$10,344	$68,825	$12,532

The Bank did not recognize any interest income on impaired loans during the three and nine months ended September 30, 2012. The average recorded investment on impaired loans with an allowance was $61.2 million and $65.2 million during the three and nine months ended September 30, 2012. The average recorded investment on impaired loans without an allowance was $0.9 million and $0.7 million during both the three and nine months ended September 30, 2012. The Bank did not consider any loans impaired during the three and nine months ended September 30, 2011.

Real Estate Owned. At September 30, 2012 and December 31, 2011, the Bank had $16.8 million and $18.3 million of REO recorded as a component of "Other assets" in the Statements of Condition.

Term Securities Purchased Under Agreements to Resell

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments with investment-grade counterparties. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the Bank or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If a resale agreement is deemed impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings. At September 30, 2012 and December 31, 2011, based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for term securities purchased under agreements to resell.

Term Federal Funds Sold

The Bank may invest in term Federal funds sold with investment-grade counterparties. These investments are generally short-term and their carrying value approximates fair value. If term Federal funds sold are not paid when due, the Bank will evaluate whether or not an allowance for credit losses is necessary. As of September 30, 2012, the Bank did not own any term Federal funds sold. At December 31, 2011, all investments in term Federal funds sold were repaid or expected to be repaid according to their contractual terms. As a result, the Bank determined that no allowance for credit losses was needed for term Federal funds sold.

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

	September 30, 2012
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$25,223,996	$201,277	$669,191
Derivatives not designated as hedging instruments
Interest rate swaps	3,609,199	4,008	80,195
Interest rate caps	3,450,000	4,844	—
Forward settlement agreements (TBAs)	250,500	27	3,634
Mortgage delivery commitments	128,343	1,471	27
Total derivatives not designated as hedging instruments	7,438,042	10,350	83,856
Total derivatives before netting and collateral adjustments	$32,662,038	211,627	753,047
Netting adjustments		(192,937)	(192,937)
Cash collateral and related accrued interest		(10,451)	(456,652)
Total netting adjustments and cash collateral[1]		(203,388)	(649,589)
Derivative assets and liabilities		$8,239	$103,458

	December 31, 2011
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$29,869,150	$202,729	$944,514
Derivatives not designated as hedging instruments
Interest rate swaps	7,562,011	3,587	68,169
Interest rate caps	3,450,000	15,948	—
Forward settlement agreements (TBAs)	90,500	—	647
Mortgage delivery commitments	89,971	543	73
Total derivatives not designated as hedging instruments	11,192,482	20,078	68,889
Total derivatives before netting and collateral adjustments	$41,061,632	222,807	1,013,403
Netting adjustments		(221,355)	(221,355)
Cash collateral and related accrued interest		—	(675,242)
Total netting adjustments and cash collateral[1]		(221,355)	(896,597)
Derivative assets and liabilities		$1,452	$116,806

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

The following table summarizes the components of “Net loss on derivatives and hedging activities” as presented in the Statements of Income (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives designated as hedging instruments
Interest rate swaps	$(4,826)	$(3,271)	$(2,423)	$4,343
Derivatives not designated as hedging instruments
Interest rate swaps	(831)	(46,213)	(5,513)	(48,340)
Interest rate caps and floors	(327)	(38,656)	(11,103)	(63,256)
Forward settlement agreements (TBAs)	(5,439)	(6,643)	(12,876)	(9,151)
Mortgage delivery commitments	3,119	6,420	9,303	8,532
Net interest settlements	(3,057)	(1,887)	(10,341)	3,533
Total net loss related to derivatives not designated as hedging instruments	(6,535)	(86,979)	(30,530)	(108,682)
Net loss on derivatives and hedging activities	$(11,361)	$(90,250)	$(32,953)	$(104,339)

The following tables summarize, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income (dollars in thousands):

	Three Months Ended September 30, 2012
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(3,553)	$3,998	$445	$(3,213)
Advances	(31,480)	32,337	857	(45,091)
Bonds	21,363	(27,491)	(6,128)	27,398
Total	$(13,670)	$8,844	$(4,826)	$(20,906)

	Three Months Ended September 30, 2011
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(36,807)	$33,837	$(2,970)	$(2,921)
Advances	(228,369)	230,446	2,077	(79,821)
Bonds	127,929	(130,307)	(2,378)	68,896
Total	$(137,247)	$133,976	$(3,271)	$(13,846)

	Nine Months Ended September 30, 2012
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(14,325)	$15,046	$721	$(9,377)
Advances	(50,218)	53,027	2,809	(151,381)
Bonds	53,743	(59,696)	(5,953)	102,132
Total	$(10,800)	$8,377	$(2,423)	$(58,626)

	Nine Months Ended September 30, 2011
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(41,035)	$38,302	$(2,733)	$(8,732)
Advances	(235,527)	241,787	6,260	(242,793)
Bonds	100,715	(99,899)	816	209,983
Total	$(175,847)	$180,190	$4,343	$(41,542)

[1]	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative contracts. The degree of counterparty credit risk depends on the extent to which collateral agreements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policies and Finance Agency regulations. The Bank requires collateral agreements on all derivative contracts that establish collateral delivery thresholds. Based on credit analyses and collateral requirements, the Bank does not anticipate any credit losses on its derivatives at September 30, 2012. See "Note 14 — Fair Value" for a discussion on the Bank's fair value methodology for derivatives.

The following table presents the Bank's credit risk exposure to derivative instruments (dollars in thousands):

	September 30, 2012	December 31, 2011
Net accrued interest receivable	$16,228	$851
Other credit risk exposure	2,462	601
Total credit risk exposure	18,690	1,452
Less: Cash collateral held and related accrued interest	(10,451)	—
Credit risk exposure after collateral	$8,239	$1,452

A majority of the Bank's derivative contracts contain provisions that require the Bank to deliver additional collateral on derivatives in net liability positions to counterparties if there is deterioration in the Bank's credit rating. At September 30, 2012, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) was $559.7 million, for which the Bank posted cash collateral (including accrued interest) of $456.7 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver up to an additional $63.0 million of collateral to its derivative counterparties at September 30, 2012.

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At September 30, 2012 and December 31, 2011, the total par value of outstanding consolidated obligations of the 12 FHLBanks was approximately $674.5 billion and $691.9 billion.

BONDS

The following table summarizes the Bank's bonds outstanding by year of contractual maturity (dollars in thousands):

	September 30, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$15,778,480	0.97	$13,808,650	1.05
Due after one year through two years	3,117,460	1.52	7,388,560	1.57
Due after two years through three years	1,481,140	3.05	3,048,490	1.99
Due after three years through four years	2,392,230	4.46	2,994,040	3.38
Due after four years through five years	1,895,840	3.95	2,669,535	3.32
Thereafter	4,593,105	3.58	6,809,420	3.74
Index amortizing notes	615,669	5.24	1,077,716	5.12
Total par value	29,873,924	2.09	37,796,411	2.17
Premiums	26,135		32,445
Discounts	(19,284)		(23,678)
Fair value hedging adjustments
Cumulative fair value losses on existing hedges	88,049		126,095
Basis adjustments from terminated or ineffective hedges	136,111		76,360
Fair value option adjustments
Cumulative fair value losses	2,210		3,814
Accrued interest payable	895		873
Total	$30,108,040		$38,012,320

The following table summarizes the Bank's bonds outstanding by call features (dollars in thousands):

	September 30, 2012	December 31, 2011
Noncallable or nonputable	$27,436,424	$28,640,411
Callable	2,437,500	9,156,000
Total par value	$29,873,924	$37,796,411

Interest Rate Payment Terms

The following table summarizes the Bank's bonds by interest rate payment terms (dollars in thousands):

	September 30, 2012	December 31, 2011
Fixed rate	$26,078,924	$31,145,411
Simple variable rate	2,465,000	2,675,000
Step-up	1,330,000	3,761,000
Step-down	—	215,000
Total par value	$29,873,924	$37,796,411

At September 30, 2012 and December 31, 2011, 58 and 56 percent of the Bank's fixed rate, step-up, and step-down bonds were swapped to a variable rate index through the use of interest rate swaps accounted for as derivatives in fair value or economic hedge relationships. At September 30, 2012 and December 31, 2011, 76 and 100 percent of the Bank's variable rate bonds were swapped to another variable rate index through the use of interest rate swaps accounted for as derivatives in economic hedge relationships.

Extinguishment of Debt

During the three and nine months ended September 30, 2012, the Bank extinguished bonds with a total par value of $137.6 million and $288.1 million and recognized losses of $25.9 million and $48.6 million in other (loss) income. During the three months ended September 30, 2011, the Bank did not extinguish any debt. During the nine months ended September 30, 2011, the Bank extinguished bonds with a total par value of $33.0 million and recognized losses of $4.6 million in other (loss) income.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in thousands):

	September 30, 2012		December 31, 2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$14,161,662	0.13	$6,811,999	0.09
Discounts	(3,682)		(3,636)
Fair value option adjustments	46		1,403
Total	$14,158,026		$6,809,766

At September 30, 2012 and December 31, 2011, 7 and 51 percent of the Bank's discount notes were swapped to a variable rate index through the use of interest rate swaps accounted for as derivatives in economic hedge relationships.

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At September 30, 2012 and December 31, 2011, the Bank did not have any nonpermanent capital.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to safe and sound business operations. The following table shows the Bank's compliance with the Finance Agency's three regulatory capital requirements (dollars in thousands):

	September 30, 2012		December 31, 2011
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$404,731	$2,640,262	$540,735	$2,684,022
Regulatory capital	$1,946,349	$2,640,262	$1,949,333	$2,684,022
Leverage capital	$2,432,936	$3,960,392	$2,436,666	$4,026,032
Capital-to-asset ratio	4.00%	5.43%	4.00%	5.51%
Leverage ratio	5.00%	8.14%	5.00%	8.26%

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

Excess Stock

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. On January 4, 2012, the Bank reduced its operational threshold for repurchasing excess activity-based capital stock from $50,000 to zero. In addition, effective April 27, 2012, the Bank began repurchasing all excess activity-based capital stock on a daily basis. At September 30, 2012 and December 31, 2011, the Bank had excess capital stock (including excess mandatorily redeemable capital stock) of $0.5 million and $80.7 million.

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

The following table summarizes a rollforward of the Bank's mandatorily redeemable capital stock (dollars in thousands):

	September 30, 2012	December 31, 2011
Balance, beginning of year	$6,169	$6,835
Mandatorily redeemable capital stock issued	—	6
Capital stock subject to mandatory redemption reclassified from capital stock	7,513	6,682
Redemption of mandatorily redeemable capital stock	(3,339)	(7,354)
Balance, end of period	$10,343	$6,169

Restricted Retained Earnings

The Joint Capital Enhancement Agreement (JCE Agreement), as amended, provides that the Bank will allocate 20 percent of its net income each quarter to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings will not be available to pay dividends. At September 30, 2012 and December 31, 2011, the Bank's restricted retained earnings account totaled $22.8 million and $6.5 million.

Accumulated Other Comprehensive Income

The following table summarizes a rollforward of the Bank's accumulated other comprehensive income (dollars in thousands):

	Net unrealized gains on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income
Balance December 31, 2010	$92,222	$(1,691)	$90,531
Other comprehensive income	44,068	163	44,231
Balance September 30, 2011	$136,290	$(1,528)	$134,762

Balance December 31, 2011	$137,240	$(2,679)	$134,561
Other comprehensive income	33,270	291	33,561
Balance September 30, 2012	$170,510	$(2,388)	$168,122

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the nine months ended September 30, 2012 and 2011.

The following table summarizes the carrying value and fair value of the Bank's financial instruments at September 30, 2012 (dollars in thousands). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$204,937	$204,937	$—	$—	$—	$204,937
Interest-bearing deposits	4,033	—	4,009	—	—	4,009
Securities purchased under agreements to resell	4,900,000	—	4,900,000	—	—	4,900,000
Federal funds sold	1,330,000	—	1,330,000	—	—	1,330,000
Trading securities	759,372	—	759,372	—	—	759,372
Available-for-sale securities	4,879,777	—	4,879,777	—	—	4,879,777
Held-to-maturity securities	3,504,292	—	3,638,529	41,575	—	3,680,104
Advances	25,831,052	—	26,076,489	—	—	26,076,489
Mortgage loans held for portfolio, net	7,115,724	—	7,554,519	50,757	—	7,605,276
Accrued interest receivable	77,418	—	77,418	—	—	77,418
Derivative assets	8,239	27	211,600	—	(203,388)	8,239
Liabilities
Deposits	1,197,441	—	1,197,428	—	—	1,197,428
Consolidated obligations
Discount notes	14,158,026	—	14,158,578	—	—	14,158,578
Bonds	30,108,040	—	31,458,746	—	—	31,458,746
Total consolidated obligations	44,266,066	—	45,617,324	—	—	45,617,324
Mandatorily redeemable capital stock	10,343	10,343	—	—	—	10,343
Accrued interest payable	130,241	—	130,241	—	—	130,241
Derivative liabilities	103,458	3,634	749,413	—	(649,589)	103,458
Other
Standby letters of credit	(992)	—	—	(992)	—	(992)
Standby bond purchase agreements	—	—	2,392	—	—	2,392

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

As an additional step, the Bank reviews the final fair value estimates of its private-label MBS holdings quarterly for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private-label MBS using the estimated fair value derived from the process previously described and the security's projected cash flows and compared such yield to the yield for comparable securities according to dealers and/or other third-party sources. No significant variances were noted. Therefore, the Bank determined that its fair value estimates for private-label MBS were appropriate at September 30, 2012.

As of September 30, 2012 and December 31, 2011, three or four prices were received for substantially all of the Bank's investment securities and the final prices for substantially all of those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Fair Value on a Recurring Basis

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at September 30, 2012 (dollars in thousands):

	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Taxable municipal bonds	$—	$296,653	$—	$—	$296,653
Other U.S. obligations	—	313,147	—	—	313,147
Government-sponsored enterprise obligations	—	65,111	—	—	65,111
Government-sponsored enterprise MBS	—	84,461	—	—	84,461
Available-for-sale securities
Taxable municipal bonds	—	201,372	—	—	201,372
Other U.S. obligations	—	167,143	—	—	167,143
Government-sponsored enterprise obligations	—	607,396	—	—	607,396
Other non-MBS	—	201,446	—	—	201,446
Government-sponsored enterprise MBS	—	3,702,420	—	—	3,702,420
Derivative assets
Interest rate related	—	210,129	—	(203,388)	6,741
Forward settlement agreements (TBAs)	27	—	—	—	27
Mortgage delivery commitments	—	1,471	—	—	1,471
Total assets at fair value	$27	$5,850,749	$—	$(203,388)	$5,647,388
Liabilities
Discount notes[2]	$—	$962,048	$—	$—	$962,048
Bonds[3]	—	1,868,105	—	—	1,868,105
Derivative liabilities
Interest rate related	—	749,386	—	(649,589)	99,797
Forward settlement agreements (TBAs)	3,634	—	—	—	3,634
Mortgage delivery commitments	—	27	—	—	27
Total liabilities at fair value	$3,634	$3,579,566	$—	$(649,589)	$2,933,611

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

Fair Value on a Non-Recurring Basis

The Bank measures certain impaired mortgage loans held for portfolio and REO at Level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. In the case of impaired mortgage loans, the Bank estimates fair value based on historical loss severity rates incurred on sales or discounted cash flows. At September 30, 2012, the historical loss severity rate used to estimate the fair value of a majority of impaired mortgage loans held for portfolio was 17.9 percent. Significant increases/decreases in this loss severity rate may result in significantly lower/higher fair value measurements. In the case of REO, the Bank estimates fair value based on a current property value from the MPF Servicer or a broker price opinion adjusted for estimated selling costs. The following table summarizes impaired mortgage loans held for portfolio and REO that were recorded at fair value as a result of a non-recurring change in fair value having been recorded in the quarter then ended (dollars in thousands):

	September 30, 2012	December 31, 2011
Impaired mortgage loans held for portfolio	$50,757	$55,575
Real estate owned	597	1,089
Total non-recurring assets	$51,354	$56,664

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

The Bank elected the fair value option for certain bonds and discount notes that did not qualify for hedge accounting, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value.

The following table summarizes the activity related to consolidated obligations in which the fair value option has been elected (dollars in thousands):

	Three Months Ended September 30,
	2012		2011
	Bonds	Discount Notes	Bonds	Discount Notes
Balance, beginning of period	$2,779,143	$2,386,190	$60,461	$416,794
New consolidated obligations elected for fair value option	—	—	1,625,000	1,969,096
Maturities and terminations	(910,000)	(1,424,703)	(45,000)	—
Net (gain) loss on consolidated obligations held at fair value	(673)	(65)	1,714	789
Change in accrued interest/unaccreted balance	(365)	626	107	711
Balance, end of period	$1,868,105	$962,048	$1,642,282	$2,387,390

	Nine Months Ended September 30,
	2012		2011
	Bonds	Discount Notes	Bonds	Discount Notes
Balance, beginning of period	$2,694,687	$3,474,596	$2,816,850	$—
New consolidated obligations elected for fair value option	100,000	—	1,640,000	2,385,625
Maturities and terminations	(925,000)	(2,514,449)	(2,815,000)	—
Net (gain) loss on consolidated obligations held at fair value	(1,604)	(1,357)	3,027	837
Change in accrued interest/unaccreted balance	22	3,258	(2,595)	928
Balance, end of period	$1,868,105	$962,048	$1,642,282	$2,387,390

For consolidated obligations recorded under the fair value option, the related contractual interest expense as well as the discount amortization on fair value option discount notes is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net gain (loss) on consolidated obligations held at fair value” in the Statements of Income. At September 30, 2012 and December 31, 2011, the Bank determined no credit risk adjustments for nonperformance were necessary to the consolidated obligations recorded under the fair value option. Concessions paid on consolidated obligations under the fair value option are expensed as incurred and recorded in other (loss) income in the Statements of Income.

The following table summarizes the difference between the unpaid principal balance and fair value of outstanding consolidated obligations for which the fair value option has been elected (dollars in thousands):

	September 30, 2012		December 31, 2011
	Bonds	Discount Notes	Bonds	Discount Notes
Unpaid principal balance	$1,865,000	$962,182	$2,690,000	$3,476,631
Fair value	1,868,105	962,048	2,694,687	3,474,596
Fair value over (under) unpaid principal balance	$3,105	$(134)	$4,687	$(2,035)

Note 15 — Commitments and Contingencies

Joint and Several Liability. The 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At September 30, 2012 and December 31, 2011, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $630.4 billion and $647.3 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in thousands):

	September 30, 2012			December 31, 2011
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding	$2,337,151	$780,111	$3,117,262	$3,696,007
Standby bond purchase agreements outstanding	—	705,668	705,668	671,460
Commitments to purchase mortgage loans	128,343	—	128,343	89,971
Commitments to issue bonds	15,000	—	15,000	93,135
Other commitments	38,500	—	38,500	138,500

Standby Letters of Credit. Standby letters of credit are executed with members for a fee. A standby letter of credit is a financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 20 years, currently no later than 2031. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $1.0 million and $1.6 million at September 30, 2012 and December 31, 2011.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at September 30, 2012 and December 31, 2011 is reported in “Note 14 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bonds. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2016. At September 30, 2012 and December 31, 2011, the Bank had standby bond purchase agreements with four housing associates. During the nine months ended September 30, 2012 and 2011, the Bank was not required to purchase any bonds under these agreements. For the three and nine months ended September 30, 2012, the Bank received fees for the guarantees that amounted to $0.6 million and $1.6 million. For the three and nine months ended September 30, 2011, the Bank received fees for the guarantees that amounted to $0.5 million and $1.3 million. The estimated fair value of standby bond purchase agreements at September 30, 2012 and December 31, 2011 is reported in “Note 14 — Fair Value.”

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at September 30, 2012 and December 31, 2011 is reported in “Note 11 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Other Commitments. On September 29, 2011, the Bank entered into an agreement with the Iowa Finance Authority (IFA) to purchase up to $50 million of taxable, variable rate, multi-family mortgage revenue bonds. This agreement expires on December 31, 2012. As of September 30, 2012, the Bank had purchased $11.5 million of bonds under the IFA agreement. These bonds are classified as HTM in the Bank's Statements of Condition.

As described in “Note 10 — Allowance for Credit Losses”, the FLA is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments was $128.0 million and $124.4 million at September 30, 2012 and December 31, 2011.
In conjunction with its sale of certain mortgage loans to Fannie Mae through the FHLBank of Chicago in 2009, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $1.2 million by December 31, 2012, $0.8 million by December 31, 2015, and $0.3 million by December 31, 2020. At September 30, 2012, the FHLBank of Chicago had not requested any indemnification payments from the Bank pursuant to this agreement.

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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in thousands):

	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Interest-bearing deposits	$239	5.9	$239	3.8
Advances	631,628	2.5	611,033	2.4
Mortgage loans	81,711	1.2	74,628	1.1
Deposits	8,640	0.7	12,616	1.7
Capital stock	43,062	2.1	40,892	1.9

Business Concentrations

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At September 30, 2012 and December 31, 2011, the Bank concluded that it did not have any business concentrations with stockholders.

Note 17 — Activities with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago for its participation in the MPF program. This service fee expense is recorded as an offset to other (loss) income. For the three months ended September 30, 2012 and 2011, the Bank recorded $0.6 million and $0.5 million in service fee expense to the FHLBank of Chicago. For the nine months ended September 30, 2012 and 2011, the Bank recorded $1.8 million and $1.5 million in service fee expense to the FHLBank of Chicago.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The Bank did not loan any funds to other FHLBanks during the nine months ended September 30, 2012. The Bank loaned $1.0 billion to the FHLBank of Atlanta during the nine months ended September 30, 2011. The Bank borrowed $125.0 million and $40.0 million from the FHLBank of Chicago during the nine months ended September 30, 2012 and 2011. At September 30, 2012 and 2011, none of these transactions were outstanding on the Bank's Statement of Condition.

Debt Transfers. Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. These transfers are accounted for in the same manner as debt extinguishments. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. During the nine months ended September 30, 2012, the Bank transferred $112.0 million of par value bonds to the FHLBanks of Boston and recorded aggregate net losses of $20.9 million through "Net loss on extinguishment of debt" in the Statements of Income. During the nine months ended September 30, 2011, the Bank did not transfer any debt to other FHLBanks.

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

For the three months ended September 30, 2012, we recorded net income of $18.1 million compared to a net loss of $0.6 million for the same period in 2011. For the nine months ended September 30, 2012, we recorded net income of $81.5 million compared to $44.5 million for the same period in 2011. Our net income (loss), calculated in accordance with accounting principles generally accepted in the U.S. (GAAP), was primarily impacted by net interest income, losses on debt extinguishments, losses on derivatives and hedging activities, and gains on trading securities.

Net interest income totaled $59.3 million and $184.2 million for the three and nine months ended September 30, 2012 compared with $65.4 million and $176.4 million for the same periods last year. Our net interest income was primarily impacted by reduced funding costs resulting from a decline in consolidated obligation bond volumes and the lower interest rate environment. Throughout the three and nine months ended September 30, 2012, we called higher-costing debt in order to reduce our future interest costs. Our net interest income was also impacted by a decline in investment and mortgage loan interest income resulting from lower average investment and mortgage loan balances and the lower interest rate environment. As a member-owned cooperative, we endeavor to operate with a low but stable net interest margin. As a result, our net interest margin was 0.49 percent for the three and nine months ended September 30, 2012 compared with 0.50 percent and 0.44 percent for the same periods in 2011.

Our net income was reduced by losses on debt extinguishments. During the three and nine months ended September 30, 2012, we recorded losses on debt extinguishments of $25.9 million and $48.6 million through "Net loss on extinguishment of debt" in the Statements of Income, which is a component of other (loss) income. A portion of these debt extinguishments was driven by certain advance prepayments and therefore the losses were partially offset by advance prepayment fee income recorded in net interest income of $5.9 million and $24.1 million during the three and nine months ended September 30, 2012. We did not extinguish debt during the three months ended September 30, 2011 and recognized $4.6 million in losses on debt extinguishments during the nine months ended September 30, 2011.

Net income was further reduced by losses on derivatives and hedging activities during the three and nine months ended September 30, 2012 and 2011. We utilize derivative instruments to manage our interest rate risk, including mortgage prepayment risk. Because derivative accounting rules require all derivatives to be recorded at fair value in our Statements of Condition, we may be subject to income statement volatility. During the three and nine months ended September 30, 2012, we recorded losses of $11.4 million and $33.0 million on our derivatives and hedging activities compared to losses of $90.2 million and $104.3 million during the same periods last year. These losses were recorded as a component of other (loss) income in the Statements of Income and were primarily attributed to economic derivatives that do not qualify for fair value hedge accounting. During the three and nine months ended September 30, 2012, we recorded losses of $6.6 million and $30.6 million on economic derivatives compared to losses of $87.0 million and $108.7 million during the same periods last year. These losses were primarily due to the effect of changes in interest rates on interest rate swaps economically hedging our trading securities portfolio and interest rate caps economically hedging our mortgage asset portfolio. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Hedging Activities" for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Our net income was positively impacted by gains on trading securities during the three and nine months ended September 30, 2012 and 2011. We generally hold trading securities for liquidity purposes. Trading securities are recorded at fair value with changes in fair value reflected through other (loss) income in our Statements of Income. During the three and nine months ended September 30, 2012, we recorded gains on trading securities of $12.0 million and $26.9 million compared to gains of $35.8 million and $40.3 million for the same periods in 2011. The decrease in gains was primarily due to lower average volumes of trading securities resulting from the maturity of Temporary Liquidity Guarantee Program (TLGP) investments.

Our total assets were $48.7 billion at September 30, 2012 and December 31, 2011. Advances and mortgage loans decreased slightly between periods while investments increased due primarily to the purchase of secured resale agreements to manage our liquidity. Consistent with total assets, our total liabilities remained stable at $45.9 billion at September 30, 2012 and December 31, 2011. However, the composition of our liabilities changed due to a shift in our funding strategy from consolidated obligation bonds to consolidated obligation discount notes during the third quarter of 2012. At September 30, 2012 and December 31, 2011, our total capital was $2.8 billion.

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

The following table summarizes the reconciliation between GAAP net interest income and adjusted net interest income (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
GAAP net interest income (before provision for credit losses)	$59.3	$65.4	$184.2	$176.4
Exclude:
Prepayment fees on advances, net	5.9	1.5	24.1	8.4
Prepayment fees on investments	—	—	—	14.6
Fair value hedging adjustments	—	0.5	—	1.5
Total adjustments	5.9	2.0	24.1	24.5
Include items reclassified from other (loss) income:
Net interest (expense) income on economic hedges	(3.0)	(1.9)	(10.3)	3.5
Adjusted net interest income (before provision for credit losses)	$50.4	$61.5	$149.8	$155.4
Adjusted net interest margin	0.42%	0.47%	0.41%	0.39%

Our adjusted net interest income decreased $11.1 million and $5.6 million during the three and nine months ended September 30, 2012 when compared to the same periods in 2011. The decrease was mainly due to lower interest income on investments and mortgage loans, partially offset by lower interest expense on consolidated obligations. Our investment interest income declined primarily due to lower investment balances resulting from MBS principal paydowns. Our mortgage loan interest income declined primarily due to the lower interest rate environment. Our consolidated obligation interest expense decreased due to a reduction in funding needs resulting from a decline in average assets and the low interest rate environment. As a result of the low interest rate environment, we called and extinguished certain higher-costing debt in order to reduce our future interest costs.

The following table summarizes the reconciliation between GAAP net income and adjusted net income (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
GAAP net income (before assessments)	$20.2	$(0.7)	$90.6	$60.6
Exclude:
Adjustments to net interest income (per table above)	5.9	2.0	24.1	24.5
Net gain on trading securities	12.0	35.8	26.9	40.3
Net gain on sale of held-to-maturity securities	—	6.5	—	6.5
Net gain (loss) on consolidated obligations at fair value	0.8	(2.5)	3.0	(3.9)
Net loss on derivatives and hedging activities	(11.4)	(90.2)	(33.0)	(104.3)
Net loss on extinguishment of debt	(25.9)	—	(48.6)	(4.6)
Include:
Net interest (expense) income on economic hedges	(3.0)	(1.9)	(10.3)	3.5
Amortization of hedging costs[1]	(1.8)	(1.6)	(5.4)	(4.3)
Adjusted net income (before assessments)	$34.0	$44.2	$102.5	$101.3

[1]	Represents the straight line amortization of upfront fee payments on derivative instruments.

Our adjusted net income decreased $10.2 million during the three months ended September 30, 2012 when compared to the same period in 2011 and remained relatively stable during the nine months ended September 30, 2012 and 2011. The decrease during the three months ended September 30, 2012 was primarily due to decreased adjusted net interest income. The slight increase during the nine months ended September 30, 2012 was primarily due to a decreased provision for credit losses on mortgage loans, partially offset by decreased adjusted net interest income.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Conditions in the Financial Markets

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND DECEMBER 31, 2011

Economy and Capital Markets

Economic and market data received since the Federal Open Market Committee (FOMC) meeting in August of 2012 suggests a moderate pace of economic expansion. However, growth in the labor market has been slow and the unemployment rate remains elevated. Business fixed investments have slowed, but household spending and the housing sector have showed signs of improvement. Inflation has remained subdued and longer-term inflation expectations have remained stable.

In its September 13, 2012 statement, the FOMC stated that it is concerned that, without further policy accommodation, economic growth might not be strong enough to generate sustained improvement in the labor market. Furthermore, strains in global financial markets continue to pose significant downside risk to the economic outlook. The FOMC anticipates that inflation over the medium-term will run at or below the rate it judges to be consistent with its mandate to foster maximum employment and price stability.

Mortgage Markets

Signs of stabilization in the housing market have surfaced throughout 2012, as indicated by modestly rising home prices and housing construction activity. Improved homebuilder sentiment is being translated into modest increases in residential construction, although the actual amount of new construction remains fairly low by historical standards. The outlook for a sustainable recovery in residential sales and home prices continues to be hampered by tight mortgage credit and the prospect of ongoing liquidation of foreclosed and distressed properties.

Interest Rates

The following table shows information on key average market interest rates:

	Third Quarter 2012 3-Month Average	Third Quarter 2011 3-Month Average	Third Quarter 2012 9-Month Average	Third Quarter 2011 9-Month Average	September 30, 2012 Ending Rate	December 31, 2011 Ending Rate
Federal funds[1]	0.15%	0.08%	0.14%	0.11%	0.09%	0.04%
Three-month LIBOR[1]	0.43	0.30	0.47	0.29	0.36	0.58
2-year U.S. Treasury[1]	0.25	0.27	0.27	0.50	0.23	0.28
10-year U.S. Treasury[1]	1.62	2.40	1.81	3.00	1.63	2.02
30-year residential mortgage note[1]	3.57	4.32	3.75	4.61	3.40	3.95

[1]	Source is Bloomberg.

The Federal Reserve's key targeted interest rate, the Federal funds rate, maintained a range of 0.00 to 0.25 percent throughout the third quarter of 2012. In its September 13, 2012 statement, the FOMC noted that it anticipates that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate at least through mid-2015. During the last quarter of 2011, as the Federal Reserve implemented its program (termed "Operation Twist") of purchasing long-term U.S. Treasuries and selling an equal amount of short-term U.S. Treasuries, three-month LIBOR began to steadily increase. However, after hitting a peak at the beginning of 2012, three-month LIBOR has decreased. Because a considerable portion of our assets and liabilities are directly tied to short-term interest rates, our interest income and interest expense were affected by changes in short-term interest rates throughout the nine months ended September 30, 2012. Average U.S. Treasury yields were lower throughout the nine months ended September 30, 2012 when compared to the same period in 2011.

To support a stronger economic recovery and to help ensure that inflation, over time, is at levels consistent with the Federal Reserve's dual mandate, the FOMC indicated its intent to purchase additional agency MBS at a pace of $40.0 billion per month at its meeting in September of 2012. The FOMC also decided to extend the average maturity of its holdings of securities. The FOMC intends to purchase, by the end of 2012, U.S. Treasury securities with remaining maturities of 6 to 30 years and to sell an equal amount of U.S. Treasury securities with remaining maturities of approximately 3 years or less. This program, known as "Operation Twist", was implemented by the Federal Reserve to help make broader financial conditions more accommodative. The FOMC will monitor incoming information on economic and financial developments in future months. If the outlook for the labor market does not improve, the FOMC will continue its purchases of agency MBS, undertake additional asset purchases, and employ its other policy tools as appropriate until such improvement is achieved.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Third Quarter 2012 3-Month Average	Third Quarter 2011 3-Month Average	Third Quarter 2012 9-Month Average	Third Quarter 2011 9-Month Average	September 30, 2012 Ending Spread	December 31, 2011 Ending Spread
3-month	(26.9)	(21.6)	(33.2)	(17.0)	(20.8)	(53.0)
2-year	(10.6)	(9.1)	(15.7)	(6.9)	(7.3)	(31.4)
5-year	2.9	7.2	(1.1)	4.9	2.3	(8.7)
10-year	31.0	47.9	32.6	41.2	22.7	36.5

[1]	Source is the Office of Finance.

Throughout the third quarter of 2012, our shorter-term funding spreads relative to LIBOR deteriorated to a point where, by quarter-end, spreads were less favorable compared to spreads at December 31, 2011, but still remained favorable when compared to longer-term historical levels. During the second half of 2011, investors sought highly rated assets following the downgrade of the U.S. Government's long-term sovereign rating. This sentiment remained through most of the first half of 2012, where investors remained in shorter-term, highly rated assets. Due to the funding environment, we utilized callable, step-up, and shorter-term consolidated obligation bonds throughout the first six months of 2012. However, during the third quarter of 2012, the FOMC announced its intent to start a third round of quantitative easing to keep long-term interest rates low and extended guidance for short-term interest rates out to 2015. As a result, we saw deteriorating funding spreads for short-term consolidated obligation bonds and increased our utilization of shorter-term discount notes.

Selected Financial Data

The following table presents a summary of our Statements of Condition data for the periods indicated (dollars in millions):

Statements of Condition	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Investments[1]	$15,377	$12,738	$14,146	$14,637	$14,696
Advances	25,831	26,561	26,608	26,591	27,069
Mortgage loans held for portfolio, gross	7,132	7,271	7,173	7,157	7,351
Allowance for credit losses	(16)	(17)	(18)	(19)	(20)
Total assets	48,659	46,938	48,345	48,733	49,557
Consolidated obligations
Discount notes	14,158	5,956	5,727	6,810	5,672
Bonds	30,108	36,396	38,482	38,012	39,782
Total consolidated obligations[2]	44,266	42,352	44,209	44,822	45,454
Mandatorily redeemable capital stock	10	10	7	6	7
Capital stock — Class B putable[3]	2,024	2,064	2,074	2,109	2,107
Retained earnings	606	601	599	569	552
Accumulated other comprehensive income	168	150	131	134	135
Total capital	2,798	2,815	2,804	2,812	2,794

[1]
Investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

[2]
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $674.5 billion, $685.2 billion, $658.0 billion, $691.9 billion, and $696.6 billion at September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, and September 30, 2011, respectively.

[3]
Total capital stock includes excess capital stock of $0.5 million, $0.5 million, $33.6 million, $80.7 million, and $62.5 million at September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, and September 30, 2011, respectively.

The following table presents a summary of our Statements of Income data and Selected Financial Ratios for the periods indicated (dollars in millions):

	For the Three Months Ended
Statements of Income	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Net interest income[1]	$59.3	$55.0	$69.9	$59.2	$65.4
Provision for credit losses on mortgage loans	—	—	—	—	2.0
Other (loss) income[2]	(24.5)	(19.8)	(4.9)	(8.0)	(49.9)
Other expense	14.6	15.0	14.8	14.2	14.2
Net income (loss)	18.1	18.2	45.2	33.3	(0.6)
Selected Financial Ratios[3]
Net interest spread[4]	0.42%	0.38%	0.48%	0.38%	0.42%
Net interest margin[5]	0.49	0.45	0.55	0.46	0.50
Return on average equity	2.56	2.60	6.52	4.71	(0.09)
Return on average capital stock	3.53	3.54	8.80	6.29	(0.12)
Return on average assets	0.15	0.15	0.36	0.26	—
Average equity to average assets	5.82	5.76	5.46	5.48	5.38
Regulatory capital ratio[6]	5.43	5.70	5.54	5.51	5.38
Dividend payout ratio[7]	74.54	88.03	35.16	48.39	N/A

[1]	Represents net interest income before the provision for credit losses on mortgage loans.

[2]
Other (loss) income includes, among other things, net gains (losses) on trading securities, net gains (losses) on consolidated obligations held at fair value, net (losses) gains on derivatives and hedging activities, and net losses on the extinguishment of debt.

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

Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Net Income

The following table presents comparative highlights of our net income for the three and nine months ended September 30, 2012 and 2011 (dollars in millions). See further discussion of these items in the sections that follow.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Net interest income before provision	$59.3	$65.4	$(6.1)	(9.3)%	$184.2	$176.4	$7.8	4.4%
Provision for credit losses on mortgage loans	—	2.0	(2.0)	(100.0)	—	9.2	(9.2)	(100.0)
Other (loss) income	(24.5)	(49.9)	25.4	50.9	(49.2)	(63.9)	14.7	23.0
Other expense	14.6	14.2	0.4	2.8	44.4	42.7	1.7	4.0
Assessments	2.1	(0.1)	2.2	2,200.0	9.1	16.1	(7.0)	(43.5)
Net income (loss)	$18.1	$(0.6)	$18.7	3,116.7%	$81.5	$44.5	$37.0	83.1%

Net Interest Income

Our net interest income is primarily impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs, as well as returns on invested capital. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$419	0.16%	$0.2	$474	0.11%	$0.2
Securities purchased under agreements to resell	2,622	0.16	1.1	1,417	0.04	0.2
Federal funds sold	2,034	0.13	0.6	2,154	0.07	0.4
Short-term investments	107	0.10	—	61	0.11	—
Mortgage-backed securities[2]	7,048	1.93	34.3	9,554	2.18	52.6
Other investments[2,3,5]	2,177	3.11	17.0	3,169	2.23	17.8
Advances[4,5]	26,290	1.00	66.0	27,635	0.91	63.3
Mortgage loans[6]	7,208	3.90	70.6	7,262	4.48	82.0
Total interest-earning assets	47,905	1.58	189.8	51,726	1.66	216.5
Non-interest-earning assets	513	—	—	480	—	—
Total assets	$48,418	1.56%	$189.8	$52,206	1.65%	$216.5
Interest-bearing liabilities
Deposits	$1,136	0.05%	$0.1	$922	0.04%	$0.1
Consolidated obligations
Discount notes[5]	10,280	0.14	3.7	7,714	0.07	1.4
Bonds[5]	33,194	1.52	126.6	39,740	1.49	149.6
Other interest-bearing liabilities[7]	12	1.75	0.1	6	2.97	—
Total interest-bearing liabilities	44,622	1.16	130.5	48,382	1.24	151.1
Non-interest-bearing liabilities	977	—	—	1,013	—	—
Total liabilities	45,599	1.14	130.5	49,395	1.21	151.1
Capital	2,819	—	—	2,811	—	—
Total liabilities and capital	$48,418	1.07%	$130.5	$52,206	1.15%	$151.1
Net interest income and spread		0.42%	$59.3		0.42%	$65.4
Net interest margin[8]		0.49%			0.50%
Average interest-earning assets to interest-bearing liabilities		107.36%			106.91%
Composition of net interest income
Asset-liability spread		0.42%	$51.2		0.44%	$56.8
Earnings on capital		1.14%	8.1		1.21%	8.6
Net interest income			$59.3			$65.4

[1]	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties.

[2]	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[3]
Other investments include: TLGP debentures, taxable municipal bonds, other U.S. obligations, government-sponsored enterprise (GSE) obligations, state or local housing agency obligations, Private Export Funding Corporation (PEFCO) bonds, and an equity investment in a Small Business Investment Company (SBIC).

[4]	Advance interest income includes advance prepayment fee income of $5.9 million and $1.5 million during the three months ended September 30, 2012 and 2011.

[5]	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

[6]	Non-accrual loans are included in the average balance used to determine the average yield.

[7]	Other interest-bearing liabilities consist of mandatorily redeemable capital stock and borrowings from other FHLBanks.

[8]	Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$464	0.14%	$0.5	$244	0.14%	$0.3
Securities purchased under agreements to resell	2,243	0.15	2.5	1,518	0.09	1.0
Federal funds sold	2,102	0.11	1.8	2,802	0.10	2.2
Short-term investments	213	0.15	0.2	71	0.13	0.1
Mortgage-backed securities[2,3]	7,371	2.04	112.4	10,176	2.42	183.8
Other investments[2,4,6]	2,706	2.65	53.7	3,187	2.26	53.8
Advances[5,6]	26,563	1.06	211.5	28,061	0.98	205.5
Mortgage loans[7]	7,186	4.05	217.9	7,255	4.57	247.9
Loans to other FHLBanks	—	—	—	4	0.04	—
Total interest-earning assets	48,848	1.64	600.5	53,318	1.74	694.6
Non-interest-earning assets	569	—	—	449	—	—
Total assets	$49,417	1.62%	$600.5	$53,767	1.73%	$694.6
Interest-bearing liabilities
Deposits	$969	0.04%	$0.3	$1,029	0.05%	$0.4
Consolidated obligations
Discount notes[6]	8,410	0.13	7.9	7,394	0.08	4.5
Bonds[6]	36,224	1.50	407.9	41,651	1.65	513.2
Other interest-bearing liabilities[8]	10	2.52	0.2	7	3.07	0.1
Total interest-bearing liabilities	45,613	1.22	416.3	50,081	1.38	518.2
Non-interest-bearing liabilities	999	—	—	890	—	—
Total liabilities	46,612	1.19	416.3	50,971	1.36	518.2
Capital	2,805	—	—	2,796	—	—
Total liabilities and capital	$49,417	1.13%	$416.3	$53,767	1.29%	$518.2
Net interest income and spread		0.42%	$184.2		0.36%	$176.4
Net interest margin[9]		0.49%			0.44%
Average interest-earning assets to interest-bearing liabilities		107.09%			106.46%
Composition of net interest income
Asset-liability spread		0.43%	$159.2		0.37%	$148.0
Earnings on capital		1.19%	25.0		1.36%	28.4
Net interest income			$184.2			$176.4

[1]	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties.

[2]	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

[3]	MBS interest income includes a $14.6 million prepayment fee during the nine months ended September 30, 2011 as a result of an AFS MBS prepayment.

[4]
Other investments include: TLGP debentures, taxable municipal bonds, other U.S. obligations, GSE obligations, state or local housing agency obligations, PEFCO bonds, and an equity investment in a SBIC.

[5]	Advance interest income includes advance prepayment fee income of $24.1 million and $8.4 million during the nine months ended September 30, 2012 and 2011.

[6]	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

[7]	Non-accrual loans are included in the average balance used to determine the average yield.

[8]	Other interest-bearing liabilities consist of mandatorily redeemable capital stock and borrowings from other FHLBanks.

[9]	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended			Nine Months Ended
	September 30, 2012 vs. September 30, 2011			September 30, 2012 vs. September 30, 2011
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$—	$—	$—	$0.2	$—	$0.2
Securities purchased under agreements to resell	0.2	0.7	0.9	0.6	0.9	1.5
Federal funds sold	—	0.2	0.2	(0.6)	0.2	(0.4)
Short-term investments	—	—	—	0.1	—	0.1
Mortgage-backed securities	(12.8)	(5.5)	(18.3)	(45.5)	(25.9)	(71.4)
Other investments	(6.6)	5.8	(0.8)	(8.7)	8.6	(0.1)
Advances	(3.2)	5.9	2.7	(10.9)	16.9	6.0
Mortgage loans	(0.6)	(10.8)	(11.4)	(2.3)	(27.7)	(30.0)
Total interest income	(23.0)	(3.7)	(26.7)	(67.1)	(27.0)	(94.1)
Interest expense
Deposits	—	—	—	—	(0.1)	(0.1)
Consolidated obligations
Discount notes	0.6	1.7	2.3	0.6	2.8	3.4
Bonds	(25.9)	2.9	(23.0)	(62.0)	(43.3)	(105.3)
Other interest-bearing liabilities	0.1	—	0.1	0.1	—	0.1
Total interest expense	(25.2)	4.6	(20.6)	(61.3)	(40.6)	(101.9)
Net interest income	$2.2	$(8.3)	$(6.1)	$(5.8)	$13.6	$7.8

Our net interest income is made up of two components: asset-liability spread and earnings on capital.

ASSET-LIABILITY SPREAD

Asset-liability spread equals the yield on total assets minus the cost of total liabilities. For the three and nine months ended September 30, 2012, our asset-liability spread was 0.42 and 0.43 percent compared to 0.44 and 0.37 percent for the same periods in 2011. The majority of our asset-liability spread is driven by our net interest spread. For both the three and nine months ended September 30, 2012, our net interest spread was 0.42 percent compared to 0.42 and 0.36 percent for the same periods in 2011. The primary components of our interest income and interest expense are discussed below.

Bonds

Interest expense on bonds decreased 15 and 21 percent during the three and nine months ended September 30, 2012 when compared to the same periods in 2011 due primarily to lower average volumes. In addition, during the nine months ended September 30, 2012, the low interest rate environment contributed to a decline in interest expense. Average bond volumes decreased primarily due to a reduction in funding needs resulting from a decline in average assets and a change in our funding strategy during the third quarter of 2012. Throughout the first half of 2012, we utilized callable, step-up, and shorter-term fixed rates bonds to capture attractive funding. However, during the third quarter of 2012, our longer-term spreads became less favorable and, as a result, we began utilizing shorter-term discount notes to manage our funding needs. We also called and extinguished certain higher-costing bonds in order to reduce future interest costs, which caused a further decline in our average bond volumes.

Investments

Interest income on investments decreased 25 and 29 percent during the three and nine months ended September 30, 2012 when compared to the same periods in 2011 primarily due to lower average volumes and lower interest rates on MBS. Average investment volumes decreased due primarily to MBS principal paydowns. In addition, the low interest rate environment drove down interest income on our variable rate MBS, which represented approximately 63 percent of our total MBS portfolio at September 30, 2012. During the nine months ended September 30, 2011, our investment interest income was positively impacted by us receiving a $14.6 million fee for the prepayment of an AFS MBS during the first quarter of 2011.

Mortgage Loans

Interest income on mortgage loans decreased 14 and 12 percent during the three and nine months ended September 30, 2012 when compared to the same periods in 2011 due to the lower interest rate environment.

Advances

Interest income on advances (including prepayment fees on advances, net) increased four and three percent during the three and nine months ended September 30, 2012 when compared to the same periods in 2011 due primarily to increased prepayment fee income, partially offset by lower average advance volumes. Advance prepayment fee income increased to $5.9 million and $24.1 million during the three and nine months ended September 30, 2012 from $1.5 million and $8.4 million during the same periods in 2011. The increase in prepayment fee income during the nine months ended September 30, 2012 was primarily due to one member prepaying approximately $2.1 billion of advances in the first quarter of 2012. Demand for advances continued to remain weak throughout the three and nine months ended September 30, 2012 as a result of high deposit levels and low loan demand at member institutions.

EARNINGS ON CAPITAL

We define earnings on capital to be the income we earn on our invested capital computed using our weighted average cost of liabilities. Our earnings on capital decreased during the three and nine months ended September 30, 2012 when compared to the same periods in 2011 due to the lower interest rate environment. For the three and nine months ended September 30, 2012, earnings on invested capital amounted to $8.1 million and $25.0 million compared to $8.6 million and $28.4 million for the same periods in 2011.

PROVISION FOR CREDIT LOSSES ON MORTGAGE LOANS HELD FOR PORTFOLIO

During the three and nine months ended September 30, 2012, we recorded no additional provision for credit losses compared to a provision of $2.0 million and $9.2 million during the same periods in 2011. We believe the current allowance for credit losses of $16.4 million remains adequate to absorb estimated losses in our conventional mortgage loan portfolio at September 30, 2012. In 2011, the provision was driven by an increase in estimated losses resulting from increased actual loss severities, management's expectation that loans migrating to REO and loss severities would likely increase in the future, certain refinements made to our allowance for credit losses model during the first quarter of 2011, and decreased availability of credit enhancement fees.

Other (Loss) Income

The following table summarizes the components of other (loss) income (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service fees	$0.3	$0.3	$0.9	$0.9
Net gain on trading securities	12.0	35.8	26.9	40.3
Net gain on sale of held-to-maturity securities	—	6.5	—	6.5
Net gain (loss) on consolidated obligations held at fair value	0.8	(2.5)	3.0	(3.9)
Net loss on derivatives and hedging activities	(11.4)	(90.2)	(33.0)	(104.3)
Net loss on extinguishment of debt	(25.9)	—	(48.6)	(4.6)
Other, net	(0.3)	0.2	1.6	1.2
Total other loss	$(24.5)	$(49.9)	$(49.2)	$(63.9)

Other (loss) income can be volatile from period to period depending on the type of financial activity recorded, including the impact of fair value adjustments on instruments carried at fair value. For the three and nine months ended September 30, 2012 and 2011, other (loss) income was primarily impacted by losses on the extinguishment of debt, losses on derivative and hedging activities, and gains on trading securities.

We may extinguish higher-costing debt from time to time in an effort to reduce our future interest costs. During the three months ended September 30, 2012, we extinguished bonds with a total par value of $137.6 million and recorded losses of $25.9 million. We did not extinguish any bonds during the three months ended September 30, 2011. During the nine months ended September 30, 2012 and 2011, we extinguished bonds with a total par value of $288.1 million and $33.0 million and recorded losses of $48.6 million and $4.6 million. A portion of these debt extinguishments was driven by certain advance prepayments and therefore the losses were partially offset by advance prepayment fee income recorded in net interest income.

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition. During the three and nine months ended September 30, 2012, we recorded losses of $11.4 million and $33.0 million on our derivatives and hedging activities compared to losses of $90.2 million and $104.3 million for the same periods in 2011. The change between periods was mainly due to economic derivatives. During the three and nine months ended September 30, 2012, losses on economic derivatives were $6.6 million and $30.6 million compared to losses of $87.0 million and $108.7 million during the same periods in 2011. The majority of these losses were due to the effect of changes in interest rates on interest rate swaps economically hedging our trading securities portfolio and interest rate caps economically hedging our mortgage asset portfolio. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

We generally hold trading securities in our Statements of Condition for liquidity purposes. Trading securities are recorded at fair value with changes in fair value reflected through other (loss) income. During the three and nine months ended September 30, 2012, we recorded gains on trading securities of $12.0 million and $26.9 million compared to gains of $35.8 million and $40.3 million for the same periods in 2011. The decrease in gains was primarily due to lower average volumes of trading securities resulting from the maturity of TLGP investments. During the three and nine months ended September 30, 2012, average trading securities totaled $0.7 billion and $0.9 billion compared to $1.3 billion and $1.4 billion for the same periods in 2011.

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

If a hedging activity does not qualify for hedge accounting treatment (economic hedge), we record the hedging instrument's components of interest income and expense, together with the effect of changes in fair value as a component of other (loss) income in “Net loss on derivatives and hedging activities”; however, there is no fair value adjustment for the corresponding asset or liability unless changes in the fair value of the asset or liability are normally marked to fair value through earnings (i.e., trading securities and fair value option instruments).

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	Three Months Ended September 30, 2012
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(13.2)	$—	$(1.1)	$11.7	$—	$—	$(2.6)
Net interest settlements	(45.1)	(3.2)	—	27.4	—	—	(20.9)
Total net interest income	(58.3)	(3.2)	(1.1)	39.1	—	—	(23.5)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	0.9	0.4	—	(6.1)	—	—	(4.8)
(Losses) gains on economic hedges	—	(7.2)	(0.4)	1.1	0.2	(0.3)	(6.6)
Total net gain (loss) on derivatives and hedging activities	0.9	(6.8)	(0.4)	(5.0)	0.2	(0.3)	(11.4)
Subtotal	(57.4)	(10.0)	(1.5)	34.1	0.2	(0.3)	(34.9)
Net gain on trading securities[2]	—	12.0	—	—	—	—	12.0
Net gain on consolidated obligations held at fair value	—	—	—	0.7	0.1	—	0.8
Net amortization[3]	—	—	—	(1.1)	—	—	(1.1)
Total net effect of hedging activities	$(57.4)	$2.0	$(1.5)	$33.7	$0.3	$(0.3)	$(23.2)

	Three Months Ended September 30, 2011
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(5.8)	$—	$(0.6)	$12.4	$—	$—	$6.0
Net interest settlements	(79.8)	(2.9)	—	68.9	—	—	(13.8)
Total net interest income	(85.6)	(2.9)	(0.6)	81.3	—	—	(7.8)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	2.1	(2.9)	—	(2.4)	—	—	(3.2)
(Losses) gains on economic hedges	(0.2)	(46.6)	(0.2)	(1.0)	(0.4)	(38.6)	(87.0)
Total net gain (loss) on derivatives and hedging activities	1.9	(49.5)	(0.2)	(3.4)	(0.4)	(38.6)	(90.2)
Subtotal	(83.7)	(52.4)	(0.8)	77.9	(0.4)	(38.6)	(98.0)
Net gain on trading securities[2]	—	36.8	—	—	—	—	36.8
Net loss on consolidated obligations held at fair value	—	—	—	(1.7)	(0.8)	—	(2.5)
Total net effect of hedging activities	$(83.7)	$(15.6)	$(0.8)	$76.2	$(1.2)	$(38.6)	$(63.7)

[1]	Represents the amortization/accretion of basis adjustments on closed hedge relationships included in net interest income.

[2]
Represents the net gains on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changing market prices. As a result, this line item may not agree to the Statements of Income.

[3]	Represents the amortization/accretion of basis adjustments on closed bond hedge relationships included in other (loss) income as a result of debt extinguishments.

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	Nine Months Ended September 30, 2012
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(350.0)	$—	$(3.6)	$35.8	$—	$—	$(317.8)
Net interest settlements	(151.4)	(9.4)	—	102.1	—	—	(58.7)
Total net interest income	(501.4)	(9.4)	(3.6)	137.9	—	—	(376.5)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	2.8	0.7	—	(5.9)	—	—	(2.4)
(Losses) gains on economic hedges	(0.4)	(27.9)	(1.6)	7.5	2.9	(11.1)	(30.6)
Total net gain (loss) on derivatives and hedging activities	2.4	(27.2)	(1.6)	1.6	2.9	(11.1)	(33.0)
Subtotal	(499.0)	(36.6)	(5.2)	139.5	2.9	(11.1)	(409.5)
Net gain on trading securities[2]	—	27.4	—	—	—	—	27.4
Net gain on consolidated obligations held at fair value	—	—	—	1.6	1.4	—	3.0
Net amortization[3]	—	—	—	2.2	—	—	2.2
Total net effect of hedging activities	$(499.0)	$(9.2)	$(5.2)	$143.3	$4.3	$(11.1)	$(376.9)

	Nine Months Ended September 30, 2011
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(22.9)	$—	$(1.9)	$30.3	$—	$—	$5.5
Net interest settlements	(242.8)	(8.7)	—	210.0	—	—	(41.5)
Total net interest income	(265.7)	(8.7)	(1.9)	240.3	—	—	(36.0)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	6.3	(2.7)	—	0.8	—	—	4.4
(Losses) gains on economic hedges	(0.2)	(54.7)	(0.6)	10.1	(0.1)	(63.2)	(108.7)
Total net gain (loss) on derivatives and hedging activities	6.1	(57.4)	(0.6)	10.9	(0.1)	(63.2)	(104.3)
Subtotal	(259.6)	(66.1)	(2.5)	251.2	(0.1)	(63.2)	(140.3)
Net gain on trading securities[2]	—	41.8	—	—	—	—	41.8
Net loss on consolidated obligations held at fair value	—	—	—	(3.0)	(0.9)	—	(3.9)
Net amortization[3]	—	—	—	(0.5)	—	—	(0.5)
Total net effect of hedging activities	$(259.6)	$(24.3)	$(2.5)	$247.7	$(1.0)	$(63.2)	$(102.9)

[1]	Represents the amortization/accretion of basis adjustments on closed hedge relationships included in net interest income.

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

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities. The change in advance amortization during the nine months ended September 30, 2012 when compared to the same period in 2011 was due primarily to increased advance prepayments. When an advance prepays, we terminate the hedge relationship and fully amortize the remaining basis adjustments through earnings. During the nine months ended September 30, 2012, we fully amortized basis adjustments on prepaid advances of $329.8 million compared to $6.9 million for the same period in 2011. This amortization was offset by the receipt of gross advance prepayment fee income in the amount of $353.3 million during the nine months ended September 30, 2012 compared to $14.9 million during the same period in 2011. The net effect of hedging activity tables do not include the impact of the gross advance prepayment fee income.

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

GAINS (LOSSES) ON FAIR VALUE HEDGES

Gains (losses) on fair value hedges are driven by hedge ineffectiveness. Hedge ineffectiveness occurs when changes in the fair value of the derivative and the related hedged item do not perfectly offset each other. The primary drivers of hedge ineffectiveness are changes in the benchmark interest rate and volatility. During the three and nine months ended September 30, 2012 and 2011, gains (losses) on fair value hedging relationships remained relatively stable and were the result of normal market activity.

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

Investments

We utilize interest rate swaps to economically hedge a portion of our trading securities against changes in fair value. Gains and losses on these economic derivatives are due primarily to changes in interest rates. The following table summarizes losses on these economic derivatives as well as gains on the related trading securities (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Losses on interest rate swaps	$(1.6)	$(42.3)	$(15.5)	$(43.3)
Losses on forward settlement agreement (TBA)	(2.0)	—	(2.0)	—
Losses on interest rate swaps in ineffective fair value hedge relationships	—	(0.5)	—	—
Interest settlements	(3.6)	(3.8)	(10.4)	(11.4)
Net losses on investment derivatives	(7.2)	(46.6)	(27.9)	(54.7)
Net gains on related trading securities	12.0	36.8	27.4	41.8
Net gains (losses) on investment hedge relationships	$4.8	$(9.8)	$(0.5)	$(12.9)

Balance Sheet

We utilize interest rate caps and floors to economically hedge our mortgage assets against increases or decreases in interest rates. Gains and losses on these economic derivatives are due to changes in interest rates and volatility. The following table summarizes losses on these economic derivatives (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Losses on interest rate caps	$(0.3)	$(38.6)	$(11.1)	$(61.9)
Losses on interest rate floors	—	—	—	(1.3)
Net losses on balance sheet derivatives	$(0.3)	$(38.6)	$(11.1)	$(63.2)

At September 30, 2012 and December 31, 2011, the fair value of interest rate caps outstanding in our Statements of Condition was $4.8 million and $15.9 million. The losses on interest rate caps during the three and nine months ended September 30, 2012 resulted from changes in the value of interest rate caps held at both September 30, 2012 and December 31, 2011, respectively. We paid $75.3 million in premiums to acquire the interest rate caps outstanding at September 30, 2012. This premium cost is effectively amortized over the life of the derivative contracts through the monthly fair value adjustments. We sold all remaining interest rate floors during the first quarter of 2011 and have not held any interest rate floors since that time.

Consolidated Obligations

We utilize interest rate swaps primarily to economically hedge our consolidated obligations for which we elect the fair value option against changes in fair value. Gains and losses on these economic derivatives are due primarily to changes in interest rates. In addition, derivatives being used to hedge consolidated obligations in a fair value hedge relationship that fail retrospective hedge effectiveness testing are required to be accounted for as economic derivatives. The following table summarizes gains and losses on these economic derivatives as well as gains and losses on the related consolidated obligations elected under the fair value option (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gains (losses) on interest rate swaps	$0.3	$(3.0)	$9.6	$(3.8)
Gains (losses) on interest rate swaps in ineffective fair value hedge relationships	0.1	(0.4)	(0.1)	(2.0)
Interest settlements	0.9	2.0	0.9	15.8
Net gains (losses) on consolidated obligation derivatives	1.3	(1.4)	10.4	10.0
Net gains (losses) on related consolidated obligations elected under the fair value option	0.8	(2.5)	3.0	(3.9)
Net gains (losses) on consolidated obligation hedge relationships	$2.1	$(3.9)	$13.4	$6.1

Assessments

The FHLBanks fully satisfied their Resolution Funding Corporation (REFCORP) obligation during the third quarter of 2011. As a result, our assessment expense for the three and nine months ended September 30, 2012 only related to the Affordable Housing Program (AHP) assessment, while the expense for the same periods in 2011 included both AHP and REFCORP. Total assessment expense during the three and nine months ended September 30, 2012 was $2.1 million and $9.1 million compared to a reduction of assessment expense of $0.1 million for the three months ended September 30, 2011 and assessment expense of $16.1 million for the nine months ended September 30, 2011.

We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with the other FHLBanks during the third quarter of 2011 to enhance our capital position by allocating that portion of our earnings historically paid to satisfy the REFCORP obligation to a separate restricted retained earnings account.

Statements of Condition

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

Financial Highlights

Our total assets were $48.7 billion at September 30, 2012 and December 31, 2011. Our total liabilities were $45.9 billion at September 30, 2012 and December 31, 2011. Total capital was $2.8 billion at September 30, 2012 and December 31, 2011. Although our financial condition remained stable between periods, the composition of our assets, liabilities, and capital changed. See further discussion of these changes in the sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	September 30, 2012	December 31, 2011
Commercial banks	$9,339	$11,215
Thrifts	861	963
Credit unions	716	746
Insurance companies	14,152	12,586
Total member advances	25,068	25,510
Housing associates	—	17
Non-member borrowers	138	136
Total par value	$25,206	$25,663

Our advances declined slightly at September 30, 2012 when compared to December 31, 2011. Demand for advances continued to remain weak throughout the nine months ended September 30, 2012 as a result of high deposit levels and low loan demand at member institutions. Although we have seen some stabilization in our advance balances, we expect further declines in advances in the near future due to seasonal patterns.

The following table summarizes our advances by product type (dollars in millions):

	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Variable rate	$8,403	33.3	$7,704	30.0
Fixed rate	16,376	65.0	17,547	68.4
Amortizing	427	1.7	412	1.6
Total par value	25,206	100.0	25,663	100.0
Discounts	(3)		—
Fair value hedging adjustments
Cumulative fair value gains on existing hedges	589		842
Basis adjustments from terminated or ineffective hedges	39		86
Total advances	$25,831		$26,591

Cumulative fair value gains on existing hedges decreased $253.3 million at September 30, 2012 when compared to December 31, 2011 due primarily to the prepayment of approximately $2.2 billion of advances that were previously in a hedging relationship and were in a fair value gain position at the time of prepayment. Generally, the cumulative fair value gains on advances are offset by the fair value losses on the related derivative contracts. Basis adjustments from terminated or ineffective hedges decreased $46.9 million at September 30, 2012 when compared to December 31, 2011 due primarily to us fully amortizing the remaining basis adjustments on certain advances that prepaid during the nine months ended September 30, 2012.

At September 30, 2012 and December 31, 2011, advances outstanding to our five largest member borrowers totaled $10.4 billion and $11.2 billion, representing 41 and 44 percent of our total advances outstanding. The Federal Home Loan Bank Act of 1932 (FHLBank Act) requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Bank management has policies and procedures in place to manage this credit risk. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	September 30, 2012	December 31, 2011
Fixed rate conventional loans	$6,551	$6,678
Fixed rate government-insured loans	503	426
Total unpaid principal balance	7,054	7,104
Premiums	85	71
Discounts	(24)	(31)
Basis adjustments from mortgage loan commitments	17	13
Allowance for credit losses	(16)	(19)
Total mortgage loans held for portfolio, net	$7,116	$7,138

Our mortgage loans declined slightly at September 30, 2012 when compared to December 31, 2011. The decline was primarily due to principal paydowns exceeding mortgage loan purchases. Throughout the nine months ended September 30, 2012, our MPF purchase activity increased as mortgage rates remained low and borrowers had incentive to refinance.

A significant portion of our mortgage loans were acquired from Superior Guaranty Insurance Company (Superior), an affiliate of Wells Fargo Bank, N.A. At September 30, 2012 and December 31, 2011, mortgage loans acquired from Superior amounted to $2.2 billion and $2.7 billion. We have not purchased any mortgage loans from Superior since 2004.

During the nine months ended September 30, 2012, we recorded no additional provision for credit losses. We believe the allowance for credit losses remains adequate to absorb estimated losses in our conventional mortgage loan portfolio. For additional discussion on our mortgage loan credit risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the book value of our investments (dollars in millions):

	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Short-term investments
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	4,900	31.9	600	4.1
Federal funds sold	1,330	8.6	2,115	14.5
Negotiable certificates of deposit	—	—	340	2.3
Total short-term investments	6,231	40.5	3,056	20.9
Long-term investments
Mortgage-backed securities
Government-sponsored enterprises	6,837	44.5	8,198	56.0
Other U.S. obligations	11	0.1	14	0.1
Private-label	43	0.3	49	0.3
Total mortgage-backed securities	6,891	44.9	8,261	56.4
Non-mortgage-backed securities
Interest-bearing deposits	3	—	5	—
Government-sponsored enterprise obligations	981	6.4	930	6.4
Other U.S. obligations	480	3.1	181	1.2
State or local housing agency obligations	90	0.6	102	0.7
TLGP debentures	—	—	1,572	10.7
Taxable municipal bonds	498	3.2	478	3.3
Other	203	1.3	52	0.4
Total non-mortgage-backed securities	2,255	14.6	3,320	22.7
Total long-term investments	9,146	59.5	11,581	79.1
Total investments	$15,377	100.0	$14,637	100.0

Our investments increased five percent at September 30, 2012 when compared to December 31, 2011. The increase was primarily due to the purchase of secured resale agreements to manage our liquidity, partially offset by the maturity of TLGP debentures and principal paydowns on our MBS. Beginning in the second quarter of 2012, as a result of heightened counterparty credit concerns, we also limited our unsecured credit risk exposure to overnight investments, which caused a decline in our Federal funds sold balance at September 30, 2012.

In the second quarter of 2012, we began purchasing additional MBS as a result of our ratio of MBS to regulatory capital falling below the three times regulatory capital threshold established by the Finance Agency. At September 30, 2012, we had one MBS investment purchase with a par value totaling $83.1 million that had traded but not yet settled. This investment has been recorded in "trading securities" in our Statements of Condition with a corresponding payable recorded in "other liabilities".

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

Refer to “Item 1. Financial Statements — Note 7 — Other-Than-Temporary Impairment” for a discussion of our OTTI analysis performed at September 30, 2012. As a result of our analysis, we determined that all gross unrealized losses on our investment portfolio are temporary. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we do not consider any of these securities to be other-than-temporarily impaired at September 30, 2012.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, investments, and mortgage loans. At September 30, 2012 and December 31, 2011, the carrying value of consolidated obligations for which we are primarily liable totaled $44.3 billion and $44.8 billion.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	September 30, 2012	December 31, 2011
Total par value	$29,874	$37,796
Premiums	26	32
Discounts	(19)	(24)
Fair value hedging adjustments
Cumulative fair value losses on existing hedges	88	126
Basis adjustments from terminated or ineffective hedges	136	77
Fair value option adjustments
Cumulative fair value losses	2	4
Accrued interest payable	1	1
Total bonds	$30,108	$38,012

Our bonds decreased 21 percent at September 30, 2012 when compared to December 31, 2011. The decrease was primarily due to a reduction in funding needs resulting from a decline in average assets and a change in our funding strategy during the third quarter of 2012. Throughout the first half of 2012, we utilized callable, step-up, and shorter-term fixed rates bonds to capture attractive funding. However, during the third quarter of 2012, our longer-term spreads became less favorable and, as a result, we began utilizing shorter-term discount notes to manage our funding needs. We also called and extinguished certain higher-costing bonds in order to reduce future interest costs, which caused a further decline in our bond balances.

Cumulative fair value losses on existing hedges decreased $38.0 million at September 30, 2012 when compared to December 31, 2011 due primarily to the extinguishment of bonds that were previously in a hedging relationship and were in a fair value loss position at the time of extinguishment. Generally, the cumulative fair value losses on bonds are offset by the fair value gains on the related derivative contracts. Basis adjustments from terminated or ineffective hedges increased $59.8 million at September 30, 2012 when compared to December 31, 2011 due primarily to us unwinding certain interest rate swaps. These unwind activities resulted in new basis adjustments that are amortized using the effective-yield method over the remaining life of the bonds.

Fair Value Option Bonds

The Bank elected the fair value option for certain bonds that did not qualify for hedge accounting, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. At September 30, 2012 and December 31, 2011, approximately $1.9 billion and $2.7 billion of our bonds were recorded under the fair value option. During the three and nine months ended September 30, 2012, we recorded fair value adjustment gains on these bonds of $0.7 million and $1.6 million and fair value adjustment gains on the related economic derivatives of $0.5 million and $6.8 million. During the three and nine months ended September 30, 2011, we recorded fair value adjustment losses on these bonds of $1.7 million and $3.0 million and fair value adjustment losses on the related economic derivatives of $1.8 million and $2.7 million.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	September 30, 2012	December 31, 2011
Par value	$14,162	$6,812
Discounts	(4)	(4)
Fair value option adjustments	—	2
Total	$14,158	$6,810

Discount notes increased 108 percent at September 30, 2012 when compared to December 31, 2011. The increase was primarily due to us utilizing shorter-term discount notes in place of callable, step-up, and shorter-term fixed rate bonds to manage our funding needs throughout the third quarter of 2012.

Fair Value Option Discount Notes

The Bank elected the fair value option for certain discount notes that did not qualify for hedge accounting, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. At September 30, 2012 and December 31, 2011, approximately $1.0 billion and $3.5 billion of our discount notes were recorded under the fair value option. During the three months ended September 30, 2012, we recorded fair value adjustment gains on these discount notes of $0.1 million and fair value adjustment losses on the related economic derivatives of $0.2 million. During the nine months ended September 30, 2012, we recorded fair value adjustment gains on these discount notes of $1.4 million and fair value adjustment gains on the related economic derivatives of $2.5 million. During the three and nine months ended September 30, 2011, we recorded fair value adjustment losses on these discount notes of $0.8 million and $0.9 million and fair value adjustment losses on the related economic derivatives of $1.0 million and $0.8 million.

For additional information on our consolidated obligations, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity.”

Capital

Our capital (including capital stock, retained earnings, and accumulated other comprehensive income) was $2.8 billion at September 30, 2012 and December 31, 2011. Although capital levels remained stable between periods, the composition of capital changed. Capital stock decreased four percent due primarily to the repurchase of excess activity-based capital stock. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock" for additional information on our excess capital stock activity. Retained earnings increased six percent due to net income earned during the nine months ended September 30, 2012, partially offset by the payment of dividends. Accumulated other comprehensive income increased 25 percent due primarily to an increase in unrealized gains on AFS securities resulting from a decrease in interest rates.

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

	September 30, 2012	December 31, 2011
Interest rate swaps
Noncallable	$23,984	$27,522
Callable by counterparty	4,814	9,874
Callable by the Bank	35	35
Total interest rate swaps	28,833	37,431
Interest rate caps	3,450	3,450
Forward settlement agreements (TBAs)	251	91
Mortgage delivery commitments	128	90
Total notional amount	$32,662	$41,062

The notional amount of our derivative contracts decreased 20 percent at September 30, 2012 when compared to December 31, 2011. The decrease was primarily due to us shifting our funding strategy out of LIBOR structured debt, including callable, step-up, and shorter-term fixed rate bonds, and into shorter-term discount notes, which are generally not swapped, during the third quarter of 2012. In addition, we unwound certain interest rate swaps on fixed rate debt during the third quarter of 2012 as a result of changes to our internal prepayment model.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At September 30, 2012 and December 31, 2011, the total par value of outstanding consolidated obligations for which we are primarily liable was $44.1 billion and $44.6 billion. At September 30, 2012 and December 31, 2011, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $630.4 billion and $647.3 billion.

During the nine months ended September 30, 2012, proceeds from the issuance of bonds and discount notes were $15.7 billion and $237.6 billion compared to $28.6 billion and $297.7 billion for the same period in 2011. Our debt issuances were lower in 2012 than in 2011 primarily due to a reduction in funding needs resulting from a decline in average assets. Throughout the first half of 2012, we utilized callable, step-up, and shorter-term fixed rate bonds to capture attractive funding. However, during the third quarter of 2012, our longer-term spreads became less favorable and, as a result, we began issuing shorter-term discount notes to meet our liquidity needs.

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

As of September 30, 2012, the Bank, as well as the consolidated obligations of the FHLBank System, were rated AA+/A-1+ by S&P and Aaa/P-1 by Moody's. S&P's rating downgrade has not had a material adverse impact on our financial condition, results of operations, or business model. Our access to the capital markets has been consistent with historical experience, and our funding costs have not changed materially. We have not experienced any issues with entering into or complying with credit facility contracts, including standby letters of credit and standby bond purchase agreements, although we were required to post additional collateral with our derivative counterparties as a result of the downgrade. The impact of posting this additional collateral was not significant in relation to our financial condition. Refer to "Item 1. Financial Statements — Note 11 — Derivatives and Hedging Activities" for additional information on our collateral pledged to derivative counterparties. We have also not experienced any significant impacts to our financial instruments held at fair value in the Statements of Condition as a result of the downgrade. Due to the unprecedented nature of the situation, we cannot predict future impacts on our financial condition, results of operations, and business model resulting from further deterioration in the U.S. Government's fiscal health or actions taken by the rating agencies. For further discussion of how other ratings changes may impact us in the future, refer to “Item 1A. Risk Factors” in our 2011 Form 10-K.

In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks and the Federal Reserve. To provide further access to funding, the FHLBank Act authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of October 31, 2012, no purchases had been made by the U.S. Treasury under this authorization.

In September of 2012, the Office of Finance and FHLBanks revised the methodology for the allocation of the proceeds from the issuance of consolidated obligations when consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand for funding during periods of financial distress and when its existing allocation processes are deemed insufficient. In general, this methodology provides that the proceeds in such circumstances will be allocated among the FHLBanks based on relative FHLBank total regulatory capital unless the Office of Finance determines that there is an overwhelming reason to adopt a different allocation method. As is the case during any instance of a disruption in our ability to access the capital markets, market conditions or this allocation could adversely impact our ability to finance our operations, which could thereby adversely impact our financial condition and results of operations.

Uses of Liquidity

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the nine months ended September 30, 2012, payments on consolidated obligations totaled $253.9 billion compared to $331.9 billion for the same period in 2011. A portion of these payments were due to us calling and extinguishing certain higher-costing par value bonds in an effort to reduce future interest costs. During the nine months ended September 30, 2012 and 2011, we called bonds with a total par value of $12.8 billion and $22.4 billion and extinguished bonds with a total par value of $288.1 million and $33.0 million.

During the nine months ended September 30, 2012, advance disbursements totaled $35.7 billion compared to $27.5 billion for the same period in 2011. Although advance disbursement levels increased between periods, our overall advance balance has remained fairly stable as a result of increased maturities and prepayment activity.

During the nine months ended September 30, 2012, investment purchases (excluding overnight investments) totaled $30.2 billion compared to $12.4 billion for the same period in 2011. The increase was primarily due to the purchase of secured resale agreements during the nine months ended September 30, 2012 in an effort to manage our liquidity while not incurring counterparty credit risk.

We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

Liquidity Requirements

Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At September 30, 2012 and December 31, 2011 and throughout the nine months ended September 30, 2012, we were in compliance with all three of the Finance Agency's liquidity requirements.

In addition to the liquidity measures discussed above, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets for the issuance of debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets for the issuance of debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At September 30, 2012 and December 31, 2011 and throughout the nine months ended September 30, 2012, we were in compliance with this liquidity guidance.

CAPITAL

Capital Requirements

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total capital divided by total assets. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times divided by total assets. For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings. At September 30, 2012 and December 31, 2011, we were in compliance with all three of the Finance Agency's regulatory capital requirements. For additional information, refer to "Item 1. Financial Statements — Note 13 — Capital."

Capital Stock
Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only by us at the stated par value. We have two subclasses of capital stock: membership and activity-based. Each member must purchase and hold membership capital stock equal to a percentage of its total assets as of the preceding December 31st, subject to a cap of $10.0 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.45 percent of its advances and mortgage loans outstanding in our Statements of Condition.
Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. On January 4, 2012, we reduced our operational threshold for repurchasing excess activity-based capital stock from $50,000 to zero. In addition, effective April 27, 2012, we began repurchasing all excess activity-based capital stock on a daily basis. As a result, our excess capital stock (including excess mandatorily redeemable capital stock) decreased to $0.5 million at September 30, 2012 from $80.7 million at December 31, 2011.

The following table summarizes our capital stock by member type (dollars in millions):

	September 30, 2012	December 31, 2011
Commercial banks	$907	$1,018
Thrifts	90	109
Credit unions	113	112
Insurance companies	914	870
Total GAAP capital stock	2,024	2,109
Mandatorily redeemable capital stock	10	6
Total regulatory capital stock[1]	$2,034	$2,115

[1]
Approximately 70 and 73 percent of our total regulatory capital stock outstanding at September 30, 2012 and December 31, 2011 was activity-based capital stock that fluctuates with the outstanding balance of advances made to members and mortgage loans purchased from members.

The decrease in regulatory capital stock at September 30, 2012 when compared to December 31, 2011 was primarily due to the repurchase of excess activity-based capital stock resulting from the operational changes noted above that took place in 2012.

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings falling below the minimum level, our Board of Directors will establish an action plan to enable us to return to our targeted level of retained earnings within twelve months. At September 30, 2012, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.

To enhance our capital position, we entered into a JCE Agreement with the other 11 FHLBanks effective February 28, 2011, as amended. The JCE Agreement requires each FHLBank to allocate that portion of its earnings historically paid to satisfy the REFCORP obligation to a separate restricted retained earnings account. We began allocating to this account in the third quarter of 2011. At September 30, 2012 and December 31, 2011, we maintained a restricted retained earnings account of $22.8 million and $6.5 million. For more information on our JCE Agreement, refer to our 2011 Form 10-K.

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

For the nine months ended September 30, 2012, we paid aggregate cash dividends of $44.9 million compared to $48.7 million for the same period in 2011. The effective combined annualized dividend rate paid on both subclasses of capital stock during the nine months ended September 30, 2012 and 2011 was 2.89 percent and 3.00 percent. The annualized dividend rates paid on membership and activity-based capital stock during the nine months ended September 30, 2012 were 1.33 percent and 3.50 percent.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, refer to our 2011 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2012.

Legislative and Regulatory Developments

The legislative and regulatory environment in which we operate continues to undergo rapid change driven principally by reforms under the Housing and Economic Reform Act of 2008, as amended (HERA) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). We expect HERA and the Dodd-Frank Act, as well as plans for housing finance and GSE reform, to result in still further changes to this environment. Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.
DEVELOPMENTS UNDER THE DODD-FRANK ACT IMPACTING DERIVATIVE TRANSACTIONS

Definitions of Certain Terms Under New Derivative Requirements

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the U.S. Commodity Futures Trading Commission (the CFTC) and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, we will not be required to register as either a major swap participant or as a swap dealer because the derivative transactions that we enter into are for the purposes of hedging and managing our interest rate risk or are derivative transactions that we may intermediate for our members.
Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and SEC in July 2012, call and put optionality in certain advances to our members will not be treated as “swaps” as long as the optionality relates solely to the interest rate on the advance and does not result in enhanced or inverse performance or other risks unrelated to the interest rate. Accordingly, our ability to offer these advances to member customers should not be affected by the new derivative regulations.
Mandatory Clearing of Derivative Transactions
The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. As further discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments" in our 2011 Form 10-K, cleared swaps will be subject to new requirements including mandatory reporting, recordkeeping and documentation requirements established by applicable regulators, and initial and variation margin requirements established by the clearinghouse and its clearing members. The CFTC recently issued guidance regarding the treatment of customer collateral for cleared swaps and proposed additional protections for such collateral.
The implementation timeframe for mandatory clearing of eligible interest rate swaps is determined according to the effective date of the CFTC's mandatory clearing determinations, which were released in proposed form on July 24, 2012 for interest rate swaps. The CFTC is expected to finalize these determinations in November of 2012, and we will have to clear eligible interest rate swaps within 180 days after publication of the final determinations; we estimate that we will be required to begin clearing such eligible swaps during the second quarter of 2013.
The CFTC has approved an end-user exception to mandatory clearing that would exempt derivative transactions that we may intermediate for our members with $10 billion or less in assets; the exemption applies only if the member uses the swaps to hedge or mitigate its commercial risk and the reporting counterparty for such swaps complies with certain additional reporting requirements. As a result, any such intermediated swaps would not be subject to mandatory clearing, although such swaps would be subject to applicable new requirements for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades).

Uncleared Derivative Transactions
The Dodd-Frank Act will also change the regulatory landscape for uncleared trades. While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new requirements, including mandatory reporting, recordkeeping, documentation, and minimum margin and capital requirements established by applicable regulators. These requirements are discussed in our 2011 Form 10-K.
The CFTC recently finalized rules regarding certain new documentation requirements for uncleared trades. These rules (and the external business conduct rules for swap dealers and major swap participants that the CFTC had previously finalized) and certain additional rules that have yet to be finalized will require amendments to the documentation for swaps we enter into with swap dealers. We have adhered to an ISDA protocol to address the new documentation requirements under the external business conduct rules, and we will consider adhering to future ISDA protocols to address the recently finalized new documentation requirements for uncleared trades. The recently finalized rules require new dispute resolution and valuation provisions, new representations regarding applicable insolvency regimes, and credit support modifications to our existing swap documentation. Our swap documentation with swap dealers must comply with these requirements by April 1, 2013. The recently finalized rules also impose requirements for acknowledgments and confirmations of uncleared trades between us and swap dealers. With respect to interest rate swaps that we enter into with swap dealers, these requirements will be phased in between November 13, 2012 and March 1, 2014. However, we believe that this scheduled phase-in period may be delayed until December 31, 2012 due to a delay in swap dealer registration. This same delay in registration has also delayed the start of swap dealer compliance with certain of the external business conduct rules discussed above beyond their originally scheduled effective date of October 15, 2012. The compliance date for the remaining external business conduct rules is January 1, 2013.
The Dodd-Frank Act also imposes new margin requirements for uncleared trades, which are discussed in our 2011 Form 10-K. The CFTC, the Finance Agency, and other bank regulators proposed margin requirements in 2011 and the CFTC has re-opened the comment period for such requirements on two occasions. The Finance Agency and other bank regulators recently re-opened the comment period for their proposed margin requirements until November 26, 2012. As a result, we do not expect that such requirements will be finalized until sometime in 2013 and we do not expect that they will apply to us until later in 2013 at the earliest.
Recordkeeping and Reporting
Compliance dates for the new recordkeeping and reporting requirements for all of our cleared and uncleared swaps have now been established, based on the effective date for the final rule further defining the term "swap," issued jointly by the CFTC and SEC, which became effective on October 12, 2012. We currently comply with recordkeeping requirements for our swaps that were (or are) in effect on or after July 21, 2010 and, beginning on April 10, 2013, we will have to comply with new recordkeeping requirements for swaps entered into on or after April 10, 2013. For interest rate swaps that we enter into with swap dealers, the swap dealers must comply with reporting requirements applicable to such swaps, including real-time reporting requirements, as of the date these swap dealers register as such. We will be required to comply with reporting requirements, including real-time reporting requirements, for any swaps that we may intermediate for our members beginning on April 10, 2013.
We, together with the other FHLBanks, will continue to monitor these rulemakings and the overall regulatory process to implement the derivatives reform under the Dodd-Frank Act. We will also continue to work with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

DEVELOPMENTS UNDER THE FINANCE AGENCY
Advance Notice of Proposed Rulemaking on Stress-Testing Requirements

On October 5, 2012, the Finance Agency issued a notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all financial companies with assets over $10 billion to conduct annual stress tests, which will be used to evaluate an institution's capital adequacy under various economic conditions and financial conditions. The Finance Agency proposes to issue annual guidance to describe the baseline, adverse, and severely adverse scenarios and methodologies that the FHLBanks must follow in conducting their stress tests, which, as required by the Dodd-Frank Act, would be generally consistent and comparable to those established by the Federal Reserve. An FHLBank would be required to provide an annual report on the results of the stress tests to the Finance Agency and the Federal Reserve and to then publicly disclose a summary of such report within 90 days. Comments are due by December 4, 2012.
Proposed Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members
On October 5, 2012, the Finance Agency published a notice requesting comments on a proposed Advisory Bulletin which would set forth standards to guide the Finance Agency in its supervision of secured lending to insurance company members by the FHLBanks. The Finance Agency's notice states that the proposed standards are intended to address the risks inherent in FHLBank lending to insurance company members, arising from the different state's statutory and regulatory regimes and statutory accounting principles and reporting practices. The proposed standards include consideration of, among other things:

•	the level of an FHLBank's exposure to insurance companies in relation to its capital structure and retained earnings;

•	an FHLBank's control of pledged securities collateral and ensuring it has a first-priority perfected security interest;

•
the use of funding agreements between an FHLBank and an insurance company member to document advances and whether such an FHLBank would be recognized as a secured creditor with a first-priority security interest in the collateral; and

•
an FHLBank's documented framework, procedures, methodologies and standards to evaluate an insurance company member's creditworthiness and financial condition, its valuation of the pledged collateral and whether it has a written plan for the liquidation of insurance company member collateral.

Comments are due by December 4, 2012.
Proposed Order on Qualified Financial Contracts

On August 9, 2012, the Finance Agency circulated a proposed order on Qualified Financial Contracts (QFCs) that would be applicable to the FHLBanks as well as Fannie Mae and Freddie Mac (collectively, the Regulated Entities). The Finance Agency has indicated that the proposed order is intended to permit the Finance Agency to comply with certain statutory requirements for the transfer of QFCs in the event of the receivership of a Regulated Entity. The proposed order sets forth certain recordkeeping and reporting requirements for a Regulated Entity's QFCs. If the order is issued as proposed, each FHLBank will have to, among other things, establish and maintain infrastructure sufficient to meet the recordkeeping and reporting requirements and engage external personnel to audit its compliance with the order on an annual basis. Comments were due by October 10, 2012.

OTHER SIGNIFICANT DEVELOPMENTS

National Credit Union Administration Proposed Rule on Access to Emergency Liquidity

On July 30, 2012, the National Credit Union Administration (NCUA) published a proposed rule requiring, among other things, that federally-insured credit unions of $100 million or larger must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. Government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve's discount window. The proposed rule does not include FHLBank membership as an emergency liquidity source. If the rule is issued as proposed, it may adversely impact our results of operations if it causes our federally-insured credit union members to favor these federal liquidity sources over FHLBank membership or advances. Comments were due by September 28, 2012.
Housing Finance and GSE Reform
Recently, the U.S. Treasury Department (Treasury Department) announced a set of modifications to the preferred stock purchase agreements between the Treasury Department and the Finance Agency as conservator of Fannie Mae and Freddie Mac (together, the Enterprises) to help expedite the wind down of the Enterprises. The changes require all future earnings from the Enterprises to be turned over to the Treasury Department and require the accelerated wind down of their retained mortgage portfolios. By not allowing the Enterprises to retain any profits, these changes effectively ensure that the Enterprises will never be allowed to recapitalize themselves and return to the market in their previous structure. In addition, the Finance Agency recently solicited comments on their proposal to create a new framework for the secondary mortgage market. The Finance Agency has indicated that the framework is intended to create a more efficient and flexible securitization platform for the Enterprises that also would be available to all market participants and interested parties.
As the Enterprises are being wound down, Congress and the administration have been considering various proposals to reform the U.S. housing finance system and the secondary mortgage market. A number of bills have been introduced in Congress in the past several years, although none have proposed specific changes to the FHLBanks. No further legislative action in this area is expected until the next Congress convenes in 2013. It is impossible to determine at this time whether or when Congress will act in this area. The ultimate effects of housing finance and GSE reform on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

Risk Management

We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, and business risk. Our primary objective is to manage assets, liabilities, and derivative exposures in ways that protect the par redemption value of our capital stock from risks, including fluctuations in market interest rates and spreads. In line with this objective, our ERMP establishes risk measures to monitor our market and liquidity risk. The following is a list of the risk measures in place at September 30, 2012 and whether or not they are monitored by a policy limit:

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

MARKET RISK

We define market risk as the risk that Market Value of Capital Stock (MVCS) or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during the nine months ended September 30, 2012 and 2011. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements. Our key market risk measures are MVCS Sensitivity and Economic Value of Capital Stock (EVCS).

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

During the first quarter of 2008, due to the low interest rate environment, our Board of Directors suspended indefinitely the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario. This suspension remained effective at September 30, 2012. In October 2012, our Board of Directors amended the suspension by approving a rule for compliance to the down 200 basis point scenario which reinstates/suspends the associated policy limit when the 10-year swap rate increases above/drops below 2.50 percent. At September 30, 2012, the 10-year swap rate was 1.70 percent. During the third quarter of 2011, Bank management temporarily suspended the policy limits pertaining to the down 100 and 50 basis point parallel interest rate shift scenarios while it reviewed the current MVCS sensitivity methodology. This suspension was lifted during the first quarter of 2012.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at September 30, 2012 and December 31, 2011:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September	$112.8	$113.9	$115.4	$116.3	$117.0	$116.0	$108.9
December	$99.6	$102.5	$105.1	$105.8	$106.8	$105.0	$97.5

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September	(3.0)%	(2.0)%	(0.8)%	—%	0.6%	(0.2)%	(6.3)%
December	(5.8)%	(3.2)%	(0.7)%	—%	0.9%	(0.7)%	(7.8)%

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at September 30, 2012 and December 31, 2011:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September	$114.4	$115.6	$116.1	$116.3	$116.7	$116.1	$111.8
December	$103.6	$104.9	$105.5	$105.8	$106.8	$106.5	$100.4

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September	(1.6)%	(0.6)%	(0.1)%	—%	0.4%	(1.5)%	(3.9)%
December	(2.0)%	(0.9)%	(0.3)%	—%	0.9%	0.7%	(5.1)%

The increase in base case MVCS at September 30, 2012 when compared with December 31, 2011 was primarily attributable to the following:

•
Increased retained earnings. Retained earnings increased during the nine months ended September 30, 2012 due primarily to earnings in excess of dividend payments. As we increased retained earnings, our equity position increased, thereby increasing MVCS.

•
Decreased option-adjusted spread on our mortgage assets. During the nine months ended September 30, 2012, the spread between mortgage interest rates and LIBOR decreased when compared to the fourth quarter of 2011. This had a positive impact on MVCS as it increased the value of mortgage-related assets.

•
Decreased interest rate volatility. Decreased interest rate volatility during the nine months ended September 30, 2012 had a positive impact on MVCS primarily through its impact on the value of mortgage-related assets. As interest rate volatility decreased, the value of the prepayment option to homeowners embedded in the mortgage-related assets decreased, thereby increasing the value of the assets.

•
Increased funding costs relative to LIBOR and swap rates. During the nine months ended September 30, 2012, our funding costs relative to LIBOR and swap rates increased, thereby decreasing the present value of our liabilities and increasing MVCS.

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

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at September 30, 2012 and December 31, 2011:

Economic Value of Capital Stock (dollars per share)
September	$124.9
December	$119.9

The increase in our EVCS at September 30, 2012 when compared to December 31, 2011 was primarily attributable to the following:

•
Increased retained earnings. Retained earnings increased during the nine months ended September 30, 2012 due primarily to earnings in excess of dividend payments. As we increased retained earnings, our equity position increased, thereby increasing EVCS.

•
Updated internal prepayment model. During the third quarter of 2012, we updated our internal prepayment model in order to generate prepayment speeds that were more aligned with actual prepayment experience. This model change had a positive impact on EVCS as it slowed down the projected speed of mortgage prepayments, resulting in higher future cash flows. This positive impact on EVCS was partially offset by decreased mortgage rate spreads. The spreads between mortgage asset yields and swap rates decreased at September 30, 2012 when compared to the end of 2011, which had a negative impact on EVCS due to higher projected prepayment speeds on mortgage-related assets.

•
Decreased interest rate volatility. Decreased interest rate volatility during the nine months ended September 30, 2012 had a positive impact on EVCS primarily through its impact on the value of mortgage-related assets. As interest rate volatility decreased, the value of the prepayment option to homeowners embedded in the mortgage-related assets decreased, thereby increasing the value of the assets.

The increase in our EVCS at September 30, 2012 when compared to December 31, 2011 was partially offset by increased funding costs relative to LIBOR and swap rates. Our funding costs relative to LIBOR and swap rates increased when compared to December 31, 2011. This had a negative impact on EVCS as the value of our assets decreased more than the value of our liabilities.

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

At September 30, 2012 and December 31, 2011, borrowers pledged $113.3 billion and $103.1 billion of collateral (net of applicable discounts) to support activity with us, including advances. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on our credit products, management has determined that there are no probable credit losses on our credit products as of September 30, 2012 and December 31, 2011. Accordingly, we have not recorded any allowance for credit losses on our credit products.

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

The following table presents the unpaid principal balance of our MPF portfolio by product type (dollars in millions):

Product Type	September 30, 2012	December 31, 2011
Original MPF	$807	$683
MPF 100	54	72
MPF 125	3,548	3,252
MPF Plus	2,142	2,671
MPF Government	503	426
Total unpaid principal balance	$7,054	$7,104

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

On October 19, 2012, we obtained approval from the Finance Agency to cancel all outstanding SMI policies. Following receipt of this approval, we provided a notice of cancellation to our SMI providers. Upon cancellation of these policies, we will assess the replacement coverage alternatives, which may include holding additional retained earnings, and take steps necessary to further mitigate our exposure to credit risk.

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage portfolio after considering the recapture of performance-based credit enhancement fees from PFIs. We do not factor expected proceeds from PMI or SMI into our allowance for credit losses. During the nine months ended September 30, 2012, we recorded no provision for credit losses. We believe the allowance remains adequate to absorb estimated losses in our conventional mortgage loan portfolio at September 30, 2012. Refer to “Item 1. Financial Statements — Note 10 — Allowance for Credit Losses” for additional information on our allowance for credit losses.

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loan portfolio (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$17	$19	$19	$13
Charge-offs[1]	(1)	(1)	(3)	(2)
Provision for credit losses	—	2	—	9
Balance, end of period	$16	$20	$16	$20

[1]	The ratio of charge-offs to average loans outstanding during the three and nine months ended September 30, 2012 was 0.01 percent and 0.04 percent.

The following table presents additional information on our mortgage loans held for portfolio (dollars in millions):

	September 30, 2012	December 31, 2011
Past due 90 days or more and still accruing interest[1]	$5	$4
Non-accrual mortgage loans[2]	$89	$97

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

For a summary of our mortgage loan delinquencies at September 30, 2012 and December 31, 2011, refer to “Item 1. Financial Statements — Note 10 — Allowance for Credit Losses.”

MORTGAGE-BACKED SECURITIES

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or that carry the highest investment grade rating by a NRSRO at the time of purchase. We are exposed to credit risk to the extent these MBS fail to perform adequately. We perform ongoing analysis on these investments to determine potential credit issues. At September 30, 2012 and December 31, 2011, we owned $6.9 billion and $8.3 billion of MBS, of which approximately 99.4 percent were guaranteed by the U.S. Government or issued by GSEs and 0.6 percent were private-label MBS at each period end.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS (dollars in millions):

September 30, 2012
Credit ratings[1]:
AAA	$14
AA	1
A	16
BBB	11
Total amortized cost	$42

Amortized cost	$43
Gross unrealized gains	1
Gross unrealized losses	2
Fair value	$42

Weighted average percentage of fair value to unpaid principal balance	98%
Original weighted average FICO® score	725
Original weighted average credit support	4%
Weighted average credit support	11%
Weighted average collateral delinquency rate[2]	5%

[1]	As of September 30, 2012, two of our private-label MBS totaling $15.4 million were on negative watch by a NRSRO.

[2]	Represents the percentage of underlying loans that are 60 days or more past due.

The following table shows the state concentrations of our private-label MBS calculated based on unpaid principal balances:

State Concentrations	September 30, 2012
California	9.8%
Florida	9.1
Georgia	8.7
New York	6.5
Ohio	5.3
All other	60.6
Total	100.0%

At September 30, 2012, we do not consider any of our private-label MBS to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 7 — Other-Than-Temporary Impairment.”

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We were in compliance with the above regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of September 30, 2012.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from one to 15 percent based on the counterparty's credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of two to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of September 30, 2012, we were in compliance with the regulatory limits established for unsecured credit.

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

Beginning in the second quarter of 2012, as a result of heightened credit concerns, we limited our unsecured credit exposure to the following overnight investment types:

•	Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions.

•	Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.

At September 30, 2012, our unsecured investment exposure was limited to overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at September 30, 2012 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1]
Domicile of Counterparty	AA	A	Total
Domestic	$—	$195	$195
U.S. subsidiaries of foreign commercial banks	—	530	530
Subtotal	—	725	725
U.S. branches and agency offices of foreign commercial banks
Canada	340	265	605
Total unsecured investment exposure	$340	$990	$1,330

[1]	Represents the lowest credit rating available for each investment based on a NRSRO.

The following table shows our total investment securities by investment credit rating at September 30, 2012 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1]
	AAA	AA	A	BBB	Unrated	Total
Interest-bearing deposits[2]	$—	$4	$—	$—	$—	$4
Securities purchased under agreements to resell	—	—	3,950	—	950	4,900
Federal funds sold	—	340	990	—	—	1,330
Investment securities:
Non-mortgage-backed securities
State or local housing agency obligations	—	90	—	—	—	90
Taxable municipal bonds	377	121	—	—	—	498
Other U.S. obligations	—	480	—	—	—	480
Government-sponsored enterprise obligations	—	981	—	—	—	981
Other[3]	—	202	—	—	1	203
Total non-mortgage-backed securities	377	1,874	—	—	1	2,252
Mortgage-backed securities
Government-sponsored enterprises	—	6,837	—	—	—	6,837
Other U.S. obligations	—	12	—	—	—	12
Private-label	14	1	16	11	—	42
Total mortgage-backed securities	14	6,850	16	11	—	6,891
Total investments[4]	$391	$9,068	$4,956	$11	$951	$15,377

[1]	Represents the lowest credit rating available for each security based on a NRSRO.

[2]	Interest-bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

[3]	Other "unrated" investments represents an equity investment in a SBIC.

[4]	At September 30, 2012, eight percent of our total investments were unsecured.

The following table shows our total investment securities by investment credit rating at December 31, 2011 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1]
	AAA	AA	A	BBB	Unrated	Total
Interest-bearing deposits[2]	$—	$6	$—	$—	$—	$6
Securities purchased under agreements to resell	—	—	600	—	—	600
Federal funds sold	—	725	1,390	—	—	2,115
Investment securities:
Non-mortgage-backed securities
Negotiable certificates of deposit	—	—	340	—	—	340
State or local housing agency obligations	—	102	—	—	—	102
TLGP debentures[2]	—	1,572	—	—	—	1,572
Taxable municipal bonds	361	117	—	—	—	478
Other U.S. obligations	—	181	—	—	—	181
Government-sponsored enterprise obligations	—	930	—	—	—	930
Other[3]	—	51	—	—	1	52
Total non-mortgage-backed securities	361	2,953	340	—	1	3,655
Mortgage-backed securities
Government-sponsored enterprises	—	8,198	—	—	—	8,198
Other U.S. obligations	—	14	—	—	—	14
Private-label	18	2	17	12	—	49
Total mortgage-backed securities	18	8,214	17	12	—	8,261
Total investments[4]	$379	$11,898	$2,347	$12	$1	$14,637

[1]	Represents the lowest credit rating available for each security based on an NRSRO.

[2]	Interest bearing deposits and TLGP investments are rated AA because they are guaranteed by the FDIC up to $250,000 or by the U.S. Government.

[3]	Other "unrated" investments represents an equity investment in a SBIC.

[4]	At December 31, 2011, 17 percent of our total investments were unsecured.

Our total investments increased at September 30, 2012 when compared to December 31, 2011 due primarily to the purchase of secured resale agreements to manage our liquidity, partially offset by maturities of TLGP debentures and principal paydowns on MBS. Beginning in the second quarter of 2012, as a result of heightened counterparty credit concerns, we also limited our unsecured credit risk exposure to overnight investments, which caused a decline in our Federal funds sold balance at September 30, 2012. At September 30, 2012, two of our private-label MBS totaling $15.4 million were on negative watch by a NRSRO.

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

The following tables show our derivative counterparty credit exposure after applying netting agreements and cash collateral (dollars in millions):

	September 30, 2012
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure
AA	$2,021	$5	$(4)	$1
A	5,992	12	(6)	6
Liability positions with credit exposure[2]
BBB	2,934	(78)	78	—
Total derivative positions with credit exposure	10,947	(61)	68	7
Member institutions[3]	114	1	—	1
Total	11,061	$(60)	$68	$8
Derivative positions without credit exposure	21,601
Total notional	$32,662

	December 31, 2011
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure
AA	$496	$1	$—	$1
Liability positions with credit exposure[2]
A	286	(11)	11	—
Total derivative positions with credit exposure	782	(10)	11	1
Member institutions[3]	87	1	—	1
Total	869	$(9)	$11	$2
Derivative positions without credit exposure	40,193
Total notional	$41,062

[1]	Represents the lowest credit rating available for each counterparty based on a NRSRO.

[2]	Net credit exposure to counterparties is less than $1.0 million.

[3]	Represents mortgage delivery commitments with our member institutions.

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

Management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of the President and Chief Executive Officer and Chief Financial Officer as of the end of the quarterly period covered by this report. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this report.

Internal Control Over Financial Reporting

For the third quarter of 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently aware of any pending or threatened legal proceedings against us that could have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2011 Form 10-K. There have been no material changes to our risk factors during the nine months ended September 30, 2012.

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
101
The following financial information from the Bank's Third Quarter 2012 Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condition at September 30, 2012 and December 31, 2011, (ii) Statements of Income for the Three and Nine Months Ended September 30, 2012 and 2011, (iii) Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011, (iv) Statements of Capital as of September 30, 2012 and September 30, 2011, (v) Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011, and (vi) Condensed Notes to the Unaudited Financial Statements[4]

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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	November 9, 2012

By:	/s/ Richard S. Swanson
Richard S. Swanson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven T. Schuler
Steven T. Schuler Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)