Form 10-K
period 2012-12-31
Federal Home Loan Bank of Des Moines
filed 2013-03-13
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2012, the aggregate par value of the stock held by current and former members of the registrant was $2,074,632,300. At February 28, 2013, 20,029,622 shares of stock were outstanding.

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

•	risks related to the other 11 FHLBanks that could trigger our joint and several liability for debt issued by the other 11 FHLBanks;

•	changes in the relative attractiveness of consolidated obligations due to actual or perceived changes in the FHLBanks' credit ratings as well as the U.S. Government's long-term credit rating;

•	changes in our capital structure and capital requirements;

•	reliance on a relatively small number of member institutions for a large portion of our advance business;

•	the volatility of credit quality, market prices, interest rates, and other indices that could affect the value of collateral held by us as security for borrower and counterparty obligations;

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

•	the availability of derivative instruments in the types and quantities needed for risk management purposes from acceptable counterparties;

•	increases in delinquency or loss severity on mortgage loans;

•	member failures, mergers, and consolidations;

•	the volatility of reported results due to changes in the fair value of certain assets, liabilities, and derivative instruments;

•	the ability to develop and support technology and information systems that effectively manage the risks we face; and

•	the ability to attract and retain key personnel.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. A detailed discussion of the more important risks and uncertainties that could cause actual results and events to differ from such forward-looking statements is included under “Item 1A. Risk Factors."

PART I

ITEM 1. BUSINESS
OVERVIEW
The Federal Home Loan Bank of Des Moines (the Bank, we, us, or our) is a federally chartered corporation organized on October 31, 1932, that is exempt from all federal, state, and local taxation (except real property taxes) and is one of 12 district FHLBanks. The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act). With the passage of the Housing and Economic Recovery Act of 2008 (Housing Act), the Federal Housing Finance Agency (Finance Agency) was established and became the new independent federal regulator of Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, Enterprises), as well as the FHLBanks and FHLBanks' Office of Finance (Office of Finance), effective July 30, 2008. The Finance Agency's mission is to provide effective supervision, regulation, and housing mission oversight of the Enterprises and FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. The Finance Agency establishes policies and regulations governing the operations of the Enterprises and FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.
We are a cooperative. This means we are owned by our customers, whom we call members. Our members include commercial banks, thrifts, credit unions, insurance companies, and community development financial institutions (CDFIs) in Iowa, Minnesota, Missouri, North Dakota, and South Dakota. While not considered members, we also conduct our primary business activities with state and local housing associates meeting certain statutory criteria.
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
Our capital stock is not publicly traded. It is purchased and redeemed by members or repurchased by us at a par value of $100 per share. Our current members own nearly all of our outstanding capital stock. Former members own the remaining capital stock, included in mandatorily redeemable capital stock, to support business transactions still carried on our Statements of Condition. All stockholders, including current and former members, may receive dividends on their capital stock investment to the extent declared by our Board of Directors.
Our primary business activities are providing collateralized loans, known as advances, to members and housing associates and acquiring residential mortgage loans from or through our members. Our primary source of funding and liquidity is the issuance of debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations are the joint and several obligations of all FHLBanks and are backed only by the financial resources of the FHLBanks. A critical component to the success of our operations is the ability to issue consolidated obligations regularly in the capital markets under a wide range of maturities, structures, and amounts, and at relatively favorable spreads to market interest rates.
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

A portion of our annual net income is used to fund our Affordable Housing Program (AHP), which provides grants and subsidized advances to members to support housing for very low to moderate income households. By regulation, we are required to contribute ten percent of our net earnings each year to the AHP. For purposes of the AHP assessment, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. For additional details on our AHP, refer to the "Assessments" section of Item 1.
We have risk management policies that monitor and control our exposure to market, liquidity, credit, operational, and business risk. Our primary objective is to manage assets, liabilities, and derivative exposures in ways that protect the par redemption value of our capital stock. For additional information on our risk management practices, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

MEMBERSHIP
Our membership is diverse and includes both small and large commercial banks, thrifts, credit unions, insurance companies, and CDFIs. The majority of institutions in our five-state district that are eligible for membership are currently members.
The following table summarizes our membership by type of institution:

	December 31,
Institutional Entity	2012	2011	2010
Commercial banks	992	1,005	1,029
Thrifts	61	69	73
Credit unions	102	92	71
Insurance companies	51	48	46
Community development financial institutions	1	1	—
Total	1,207	1,215	1,219

The following table summarizes our membership by asset size:

	December 31,
Membership Asset Size	2012	2011	2010
Depository institutions[1]
Less than $100 million	40.2%	42.5%	43.3%
$100 million to $500 million	44.4	42.6	42.5
Greater than $500 million	11.1	10.9	10.4
Insurance companies
Less than $100 million	0.4	0.4	0.4
$100 million to $500 million	0.9	0.8	0.8
Greater than $500 million	2.9	2.7	2.6
Community development financial institutions
Less than $100 million	0.1	0.1	—
Total	100.0%	100.0%	100.0%

1	Depository institutions consist of commercial banks, thrifts, and credit unions.

Our membership level declined slightly during 2012 due to eight bank failures, four dissolved charters, and 19 mergers or consolidations, partially offset by 23 new members. We did not experience any credit losses on advances outstanding with failed or dissolved member institutions during the year. At December 31, 2012, approximately 83 percent of our members were Community Financial Institutions (CFIs). For 2012, CFIs are defined under the Housing Act to include all Federal Deposit Insurance Corporation (FDIC) insured institutions with average total assets over the previous three-year period of less than $1.076 billion. CFIs are eligible to pledge certain collateral types that non-CFIs cannot pledge, including small business, small agri-business, and small farm loans.

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

•
Fixed Rate Advances. These advances are available over a variety of terms in amortizing and non-amortizing structures and are used to fund both the short- and long-term liquidity needs of our borrowers. Using an amortizing advance, a borrower makes predetermined principal payments at scheduled intervals throughout the term of the advance to manage the interest rate risk associated with long-term fixed rate amortizing assets.

•
Variable Rate Advances. These advances have interest rates that reset periodically to a specified interest rate index such as London Interbank Offered Rate (LIBOR) and are used to fund both the short- and long-term liquidity needs of our borrowers. Capped LIBOR advances are a type of variable rate advance in which the interest rate cannot exceed a specified maximum interest rate.

•
Callable Advances. These advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Included in callable advances are fixed and variable rate member-owned option advances that are non-amortizing and certain amortizing advance structures that contain specific call features.

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

For the years ended December 31, 2012, 2011, and 2010, advances represented 53, 52, and 53 percent of our total average assets and generated 35, 30, and 44 percent of our total interest income. At December 31, 2012 and 2011, approximately 58 and 62 percent of our members had outstanding advances. Our top five borrowers accounted for 39 and 44 percent of total advances outstanding at December 31, 2012 and 2011. For additional information on our advances, including our top five borrowers, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.” In addition, refer to “Item 1A. Risk Factors” for a discussion on our exposure to customer concentration risk.

COLLATERAL
We are required by regulation to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance and throughout the life of the advance to ensure a fully collateralized position. Eligible collateral includes (i) whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including mortgage-backed securities (MBS) issued or guaranteed by Fannie Mae, Freddie Mac, or Government National Mortgage Association (Ginnie Mae) and Federal Family Education Loan Program (FFELP) guaranteed student loans, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each member's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.
Borrowers may pledge collateral to us by executing a blanket lien, specifically assigning collateral, or placing physical possession of collateral with us or our custodians. We perfect our security interest in all pledged collateral by filing Uniform Commercial Code financing statements or taking possession or control of the collateral. Under the FHLBank Act, any security interest granted to us by our members, or any affiliates of our members, has priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), unless those claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that have perfected security interests.
Under a blanket lien, we are granted a security interest in all financial assets of the borrower to fully secure the borrower's obligation. Other than securities and cash deposits, we do not initially take delivery of collateral pledged by blanket lien borrowers. In the event of deterioration in the financial condition of a blanket lien borrower, we have the ability to require delivery of pledged collateral sufficient to secure the borrower's obligation. With respect to non-blanket lien borrowers that are federally insured, we generally require collateral to be specifically assigned. With respect to non-blanket lien borrowers that are not federally insured (typically insurance companies, CDFIs, and housing associates), we generally take control of collateral through the delivery of cash, securities, or loans to us or our custodians.
For additional information on our collateral requirements, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”
HOUSING ASSOCIATES
The FHLBank Act permits us to make advances to eligible housing associates. Housing associates are approved mortgagees under Title II of the National Housing Act that meet certain criteria, including: (i) chartered under law and have succession, (ii) subject to inspection and supervision by some governmental agency, and (iii) lend their own funds as their principal activity in the mortgage field. The same regulatory lending requirements that apply to our members generally apply to housing associates. Because housing associates are not members, they are not subject to certain provisions of the FHLBank Act applicable to members and cannot own our capital stock. In addition, they may only pledge certain types of collateral including: (i) Federal Housing Administration (FHA) mortgages, (ii) Ginnie Mae securities backed by FHA mortgages, (iii) certain residential mortgage loans, and (iv) cash deposited with us. As of December 31, 2012, we had one housing associate with an outstanding advance of $23.1 million, which represents less than one percent of total advances outstanding.
PREPAYMENT FEES
We charge a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make us financially indifferent to the prepayment of the advance.
Standby Letters of Credit
We may issue standby letters of credit on behalf of our members, certain other FHLBank members (through a master participation agreement), and housing associates to facilitate business transactions with third parties. These letters of credit are generally used to facilitate residential housing finance and community lending, assist with asset-liability management, or provide liquidity or other funding. Standby letters of credit must be fully collateralized with eligible collateral at the time of issuance.

Mortgage Loans
We invest in mortgage loans through the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago), a secondary mortgage market structure developed by the FHLBank of Chicago to help fulfill the housing mission of the FHLBanks. Under the MPF program, we purchase or fund eligible mortgage loans (MPF loans) from or through participating financial institutions (PFIs). We may also acquire MPF loans through participations with other FHLBanks. MPF loans are conforming conventional or government-insured fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years. For the years ended December 31, 2012, 2011, and 2010, mortgage loans represented 15, 14, and 12 percent of our total average assets and generated 37, 36, and 28 percent of our total interest income.
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
MPF GOVERNANCE COMMITTEE
The MPF Governance Committee, which consists of representatives from each of the FHLBanks participating in the MPF program, is responsible for implementing strategic MPF program decisions, including, but not limited to, pricing methodology changes.

Effective March 28, 2011, based on a decision of the MPF Governance Committee, participating MPF FHLBanks are allowed to adjust the base price of MPF loan products established by the FHLBank of Chicago. As a result of this change, we monitor daily market conditions and make price adjustments to our MPF loan products when necessary. This allows us to impact the level of member demand in our MPF program as well as our profitability in these investments.
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
MPF LOAN TYPES
There are six MPF loan products under the MPF program: Original MPF, MPF 100, MPF 125, MPF Plus, MPF Government, and MPF Xtra (MPF Xtra is a trademark of the FHLBank of Chicago). While still held in our Statements of Condition, we currently do not offer the MPF 100 or MPF Plus loan products. The discussion below outlines characteristics of our MPF loans products.
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
We are responsible for managing the interest rate risk, including mortgage prepayment risk, and liquidity risk associated with the MPF loans we purchase and carry on our Statements of Condition. In order to limit our credit risk exposure to that of an investor in an MBS that is rated the equivalent of AA by a nationally recognized statistical rating organization (NRSRO), we require a credit risk sharing arrangement with the PFI on all MPF loans at the time of purchase.
For additional discussion on our mortgage loans and their related credit risk, refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”
MPF LOAN VOLUME
Over the years, our customer base for MPF loans has evolved from large-volume loan purchases from a small number of large PFIs to purchasing the majority of our MPF loans from a diverse base of community financial institutions. Our ability to adjust the base pricing on MPF loans, coupled with the low interest rate environment, has allowed us to serve the liquidity needs of a broad range of members and maintain relatively stable mortgage loan volumes. During the years ended December 31, 2012, 2011, and 2010, we purchased $2.1 billion, $1.4 billion, and $1.5 billion of MPF loan products (excluding MPF Xtra). In addition, our members delivered $2.0 billion, $0.6 billion, and $0.4 billion of MPF Xtra loans during the years ended December 31, 2012, 2011, and 2010.
The growth of our MPF loan portfolio is currently affected by Finance Agency regulation. If we exceed $2.5 billion in MPF loan purchases in a calendar year (excluding MPF Xtra), we will become subject to housing goals as specified by the Finance Agency and may be required to implement an affordable housing plan for the MPF program in addition to our current AHP. We believe that these goals may be difficult to implement and could potentially change the credit profile of the MPF program.
For additional information on our mortgage loans, including concentrations held with PFIs, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Mortgage Loans.”
TEMPORARY LOAN MODIFICATION PLAN
Effective August 1, 2009, we introduced a temporary loan payment modification plan for participating PFIs, with a scheduled expiration date of December 31, 2011. Homeowners in default or imminent danger of default with conventional loans secured by their primary residence and originated prior to January 1, 2009 were eligible for the plan. On December 13, 2011, we extended the modification plan until December 31, 2013. Homeowners in default or imminent danger of default with conventional loans secured by their primary residence, regardless of loan origination date, are now eligible for the plan. At December 31, 2012, 15 modified loans totaling $2.8 million were outstanding in our Statements of Condition under this plan.
Investments
We maintain an investment portfolio primarily to provide investment income and liquidity. Our investment portfolio is comprised of both short- and long-term investments. Our short-term investments may include, but are not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposit, and commercial paper. Our long-term investments may include, but are not limited to, other U.S. obligations, government-sponsored enterprise (GSE) obligations, state or local housing agency obligations, and MBS. Our long-term investments generally provide higher returns than our short-term investments. For the years ended December 31, 2012, 2011, and 2010, investments represented 31, 33, and 35 percent of our total average assets and generated 29, 34, and 29 percent of our total interest income.
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

•	non-U.S. dollar denominated securities;

•	interest-only or principal-only stripped securities;

•	residual-interest or interest-accrual classes of securities; and

•
fixed or variable rate MBS that, on trade date, are at rates equal to their contractual cap and that have average lives that vary by more than six years under an assumed instantaneous interest rate change of 300 basis points.

The Finance Agency further limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. For details on our compliance with this regulatory requirement, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Investments.” For additional discussion on our investments and their related credit risk, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments."
Standby Bond Purchase Agreements
We currently hold standby bond purchase agreements with housing associates within our district whereby, for a fee, we agree to serve as a standby liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which we would be required to purchase the bonds. If purchased, the bonds would be classified as available-for-sale (AFS) securities in our Statements of Condition. On a go forward basis, we will only enter into new standby bond purchase agreements where we serve as a replacement standby liquidity provider on variable rate demand obligations issued prior to 2009. For additional details on our standby bond purchase agreements, refer to “Item 8. Financial Statements and Supplementary Data — Note 19 — Commitments and Contingencies.”
Deposits
We accept deposits from our members and eligible housing associates. We offer several types of deposit programs, including demand, overnight, and term deposits. Deposit programs provide us funding while providing members a low-risk interest-earning asset.
Consolidated Obligations
Our primary source of funding and liquidity is the issuance of debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations (bonds and discount notes) are the joint and several obligations of all 12 FHLBanks and are backed only by the financial resources of the 12 FHLBanks. They are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. At February 28, 2013, Standard & Poor's Ratings Services (S&P) and Moody's Investors Service, Inc. (Moody's) rated the consolidated obligations AA+/A-1+ and Aaa/P-1.

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

The Finance Agency also requires each FHLBank to maintain unpledged qualifying assets, as defined by regulation, in an amount at least equal to the amount of that FHLBank’s participation in the total consolidated obligations outstanding. For details on our compliance with this regulatory requirement, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Liquidity Requirements.”

BONDS
Bonds are generally issued to satisfy our intermediate- and long-term funding needs. Typically, they have maturities ranging up to 30 years, although there is no statutory or regulatory limitation as to their maturity. Periodically, index amortizing notes may be issued that pay down consistent with a specified reference pool of mortgages determined at issuance and have a final stated maturity of up to 15 years. Bonds are issued with either fixed or variable rate payment terms that use a variety of indices for interest rate resets including, but not limited to, LIBOR and the Federal funds rate. To meet the specific needs of certain investors, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. When bonds are issued on our behalf, we may concurrently enter into a derivative agreement to effectively convert the fixed rate payment stream to variable or to offset the embedded features in the bond.
Depending on the amount and type of funding needed, bonds may be issued through negotiated or competitively bid transactions with approved underwriters or selling group members (i.e., TAP Issue Program, auction, and Global Debt Program), or through debt transfers between FHLBanks.
The TAP Issue Program is used to issue fixed rate, noncallable bonds with standard maturities of two, three, five, seven, or ten years. The goal of the TAP Issue Program is to aggregate frequent smaller bond issues into a larger bond issue that may have greater market liquidity.
An auction process is used to issue fixed rate, callable bonds. Auction structures are determined by the FHLBanks in consultation with the Office of Finance and the securities dealer community. We may receive zero to 100 percent of the proceeds of the bonds issued via the callable auction depending on (i) the amounts and costs for the bonds bid by underwriters, (ii) the maximum costs we or other FHLBanks participating in the same issue, if any, are willing to pay for the obligations, and (iii) the guidelines for allocation of bond proceeds among multiple participating FHLBanks administered by the Office of Finance.
The Global Debt Program allows the FHLBanks to diversify their funding sources to include overseas investors. Global Debt Program bonds may be issued in maturities ranging up to 30 years and can be customized with different terms and currencies. The FHLBanks approve the terms of the individual issues under the Global Debt Program.
For additional information on our bonds, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Consolidated Obligations” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

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
For additional information on our discount notes, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Consolidated Obligations” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”
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
Additional information on our derivatives can be found in "Item 8. Financial Statements and Supplementary Data — Note 11 — Derivatives and Hedging Activities” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Derivatives.”
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
Retained Earnings
Our ERMP requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we, as determined by our Board of Directors, will establish an action plan to enable us to return to our targeted level of retained earnings within twelve months. At December 31, 2012, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.
In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement (JCE Agreement), as amended. The intent of the JCE Agreement is to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy the Resolution Funding Corporation (REFCORP) obligation to a separate restricted retained earnings account (RREA). Under the JCE Agreement, beginning in the third quarter of 2011, each FHLBank allocates 20 percent of its quarterly net income to a RREA until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in our Statements of Condition. At December 31, 2012 and 2011, our RREA totaled $28.8 million and $6.5 million. To review the JCE Agreement, as amended, see Exhibit 99.1 of our Form 8-K filed with the Securities and Exchange Commission (SEC) on August 5, 2011.
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
Prior to 2012, we paid the same dividend for both membership and activity-based capital stock. Beginning with the dividend for the first quarter of 2012, declared and paid in the second quarter of 2012, we differentiated dividend payments between membership and activity-based capital stock. Our Board of Directors believes any excess returns on capital stock above an appropriate benchmark rate that are not retained for capital growth should be returned to members that utilize our product and service offerings. Our current philosophy is to pay a membership capital stock dividend similar to a benchmark rate of interest, such as average-three month LIBOR, and an activity-based capital stock dividend, when possible, at least 50 basis points in excess of the membership capital stock dividend. Our actual dividend payout continues to be determined quarterly by our Board of Directors, based on policies, regulatory requirements, financial projections, and actual performance.
For additional information on our dividends, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Dividends.”

COMPETITION
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
AFFORDABLE HOUSING PROGRAM ASSESSMENTS
The FHLBank Act requires each FHLBank to establish and fund an AHP, which provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low to moderate income households. Annually, the FHLBanks must set aside for the AHP the greater of ten percent of their current year net earnings or their pro-rata share of an aggregate $100 million to be contributed in total by the FHLBanks. For purposes of the AHP assessment, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency. We accrue the AHP assessment on a monthly basis and reduce our AHP liability as program funds are distributed. For additional information on our AHP, refer to “Item 8. Financial Statements and Supplementary Data — Note 14 — Affordable Housing Program.”
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
PERSONNEL
As of February 28, 2013, we employed 214 full-time and seven part-time employees. Our employees are not covered by a collective bargaining agreement.

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
A reduction in our credit rating would also trigger additional collateral posting requirements under our derivative agreements. At December 31, 2012, if our credit rating had been lowered from its current rating of AA+ to the next lower rating, we would have been required to deliver up to an additional $63.0 million of collateral to our derivative counterparties. Further, demand for certain Bank products, including, but not limited to, standby letters of credit and standby bond purchase agreements, is influenced by our credit rating. A reduction in our credit rating could weaken or eliminate demand for such products.

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
We are required to maintain capital to meet specific minimum requirements, as defined by the Finance Agency. Historically, our capital has exceeded all capital requirements and we have maintained adequate capital and leverage ratios. If we fail to meet any of these requirements or if our Board of Directors or the Finance Agency determines that we have incurred, or are likely to incur, losses resulting in, or losses that are expected to result in, a charge against capital, we would not be able to redeem or repurchase any capital stock while such charges are continuing or expected to continue. In addition, failure to meet our capital requirements could result in the Finance Agency's imposition of restrictions pertaining to dividend payments, lending, investing, or other business activities. Additionally, the Finance Agency could require that we call upon our members to purchase additional capital stock to meet our minimum regulatory capital requirements. Members may be unable or unwilling to satisfy such calls for additional capital, thereby affecting their desire to continue business with us.
WE COULD BE ADVERSELY AFFECTED BY OUR EXPOSURE TO CUSTOMER CONCENTRATION RISK
We are subject to customer concentration risk as a result of our reliance on a relatively small number of member institutions for a large portion of our total advances and resulting interest income. As of December 31, 2012 and 2011, advances outstanding to our top five borrowers totaled $10.3 billion and $11.2 billion, representing 39 and 44 percent of our total advances outstanding. If, for any reason, we were to lose, or experience a decrease in the amount of our business relationships with any of our top five borrowers, our financial condition and results of operations could be negatively affected. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances” for additional information on our top five borrowers.
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
We attempt to mitigate unsecured credit risk by limiting the terms of unsecured investments and the borrowing capacity of our counterparties. We attempt to mitigate secured credit risk through collateral requirements and credit analysis of our borrowers and counterparties. We require collateral on advances, standby letters of credit, certain mortgage loan credit enhancements provided by PFIs, certain investments, and derivatives. All advances, standby letters of credit, and applicable mortgage loan credit enhancements are required to be fully collateralized. We evaluate the types of collateral pledged by our borrowers and counterparties and assign a borrowing capacity to the collateral, generally based on a percentage of its unpaid principal balance or estimated market value, if available. We generally have the ability to call for additional or substitute collateral during the life of an obligation to ensure we are fully collateralized.
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
For additional discussion on how the Dodd-Frank Act will affect our derivative and hedging activities, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”
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

A DELAY IN THE INITIATION OR COMPLETION OF FORECLOSURE PROCEEDINGS ON OUR MPF LOANS COUPLED WITH AN INCREASE IN DELINQUENCY OR LOSS SEVERITY MAY HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The housing market experienced a significant slowdown in foreclosure activity throughout 2011 and 2012 due primarily to delays in reviewing and processing foreclosure paperwork. A continued delay in the initiation or completion of foreclosure proceedings could impact the amount of losses we incur on our mortgage loans. During 2012, we observed some signs of improvement in the U.S. housing market and therefore, we did not increase our allowance for credit losses on mortgage loans. To the extent that economic conditions weaken and result in increased unemployment and a decline in home prices, we could see an increase in delinquency or loss severity and decide to increase our allowance for credit losses on mortgage loans. In addition, to the extent that mortgage insurance providers fail to fulfill their obligations to pay us for claims, we could bear additional losses on certain mortgage loans with outstanding mortgage insurance coverage. As a result, our financial condition and results of operations could be adversely impacted.
U.S. GOVERNMENT MANDATED LOAN MODIFICATION PROGRAMS COULD ADVERSELY IMPACT THE VALUE OF OUR INVESTMENTS IN MBS AND MORTGAGE LOANS
Loan modification programs, as well as future legislative, regulatory, or other actions, including amendments to bankruptcy laws, could result in the modification of outstanding mortgage loans. Such modifications could adversely impact the value of and the returns from our investments in MBS and mortgage loans.
MEMBER FAILURES, MERGERS, AND CONSOLIDATIONS COULD ADVERSELY AFFECT OUR BUSINESS
Over the last several years, the financial services industry has experienced increasing defaults on, among other things, home mortgages, commercial real estate, and credit card loans, which caused increased regulatory scrutiny and required capital to cover non-performing loans. These factors have led to an increase in the number of financial institution failures, mergers, and consolidations. During 2012, our membership level experienced eight bank failures and 19 mergers or consolidations, three of which were outside our district. The number of current and potential members in our district may continue to decline if these trends continue. The resulting loss of business could negatively impact our business operations, financial condition, and results of operations.
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

ITEM 3. LEGAL PROCEEDINGS

We are not currently aware of any pending or threatened legal proceedings against us, other than ordinary routine litigation incidental to our business, that could have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We are a cooperative. This means we are owned by our customers, whom we call members. Our current and former members own all of our outstanding capital stock. Our capital stock is not publicly traded and has a par value of $100 per share. All shares are issued, redeemed, or repurchased by us at the stated par value. Our capital stock may be redeemed with a five year notice from the member or voluntarily repurchased by us at par value, subject to certain limitations set forth in our Capital Plan. At February 28, 2013, we had 1,201 current members that held 20.0 million shares of capital stock and 8 former members that held 0.1 million shares of mandatorily redeemable capital stock.
We paid the following quarterly cash dividends (dollars in millions):

	2012		2011
Quarter Declared and Paid	Amount[1]	Annualized Rate[3]	Amount[2]	Annualized Rate[3]
First Quarter	$15.9	3.00%	$16.9	3.00%
Second Quarter	15.5	3.02	15.8	3.00
Third Quarter	13.6	2.64	16.0	3.00
Fourth Quarter	13.5	2.62	16.2	3.00

1
Amounts exclude $51,000, $61,000, $58,000, and $60,000 of cash dividends paid on mandatorily redeemable capital stock for the first, second, third, and fourth quarters of 2012. For financial reporting purposes, these dividends were classified as interest expense.

2
Amounts exclude $40,000, $50,000, $48,000, and $49,000 of cash dividends paid on mandatorily redeemable capital stock for the first, second, third, and fourth quarters of 2011. For financial reporting purposes, these dividends were classified as interest expense.

3
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

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

	December 31,
Statements of Condition	2012	2011	2010	2009	2008
Investments[1]	$13,433	$14,637	$18,639	$20,790	$15,369
Advances	26,614	26,591	29,253	35,720	41,897
Mortgage loans held for portfolio, gross	6,968	7,157	7,434	7,719	10,685
Allowance for credit losses	(16)	(19)	(13)	(2)	—
Total assets	47,367	48,733	55,569	64,657	68,129
Consolidated obligations
Discount notes	8,675	6,810	7,208	9,417	20,061
Bonds	34,345	38,012	43,791	50,495	42,723
Total consolidated obligations[2]	43,020	44,822	50,999	59,912	62,784
Mandatorily redeemable capital stock	9	6	7	8	11
Capital stock — Class B putable	2,063	2,109	2,183	2,461	2,781
Retained earnings	622	569	556	484	382
Accumulated other comprehensive income (loss)	149	134	91	(34)	(146)
Total capital	2,834	2,812	2,830	2,911	3,017

	Years Ended December 31,
Statements of Income	2012	2011	2010	2009	2008
Net interest income[3]	$240.6	$235.6	$414.9	$197.4	$245.6
Provision for credit losses on mortgage loans	—	9.2	12.1	1.5	0.3
Other (loss) income[4]	(57.3)	(71.9)	(161.5)	55.8	(27.8)
Other expense	59.5	56.9	60.2	53.1	44.1
Net income	111.4	77.8	133.0	145.9	127.4

	Years Ended December 31,
Selected Financial Ratios[5]	2012	2011	2010	2009	2008
Net interest spread[6]	0.42%	0.36%	0.59%	0.17%	0.18%
Net interest margin[7]	0.49	0.44	0.67	0.28	0.35
Return on average equity	3.98	2.78	4.57	4.46	3.88
Return on average capital stock	5.44	3.66	5.76	5.05	4.27
Return on average assets	0.23	0.15	0.22	0.21	0.18
Average equity to average assets	5.69	5.27	4.70	4.63	4.71
Regulatory capital ratio[8]	5.69	5.51	4.94	4.57	4.66
Dividend payout ratio[9]	52.46	83.34	45.92	30.05	83.81

1	Investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and held-to-maturity (HTM) securities.

2
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $687.9 billion, $691.8 billion, $796.3 billion, $930.5 billion, and $1,251.5 billion at December 31, 2012, 2011, 2010, 2009, and 2008.

3	Represents net interest income before the provision for credit losses on mortgage loans.

4
Other (loss) income includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, and net gains (losses) on the extinguishment of debt.

5	Amounts used to calculate selected financial ratios are based on numbers in thousands. Accordingly, recalculations using numbers in millions may not produce the same results.

6	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

7	Represents net interest income expressed as a percentage of average interest-earning assets.

8
Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

9	Represents dividends declared and paid in the stated period expressed as a percentage of net income in the stated period.

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

EXECUTIVE OVERVIEW

Our Bank is a member-owned cooperative serving shareholder members in a five-state region (Iowa, Minnesota, Missouri, North Dakota, and South Dakota). Our mission is to provide funding and liquidity to our members and eligible housing associates so that they can meet the housing, economic development, and business needs of the communities they serve. We fulfill our mission by providing liquidity to our members and housing associates through advances, supporting residential mortgage lending through the MPF program, and providing affordable housing programs that create housing opportunities for low and moderate income families. Our members include commercial banks, thrifts, credit unions, insurance companies, and CDFIs.

We reported net income of $111.4 million in 2012 compared to $77.8 million in 2011. Our 2012 net income, calculated in accordance with accounting principles generally accepted in the U.S. (GAAP), was primarily impacted by net interest income, losses on debt extinguishments, losses on derivatives and hedging activities, and gains on investment securities.

Net interest income totaled $240.6 million in 2012 compared to $235.6 million in 2011. Our net interest income was primarily impacted by reduced funding costs resulting from a decline in consolidated obligation bond volumes and the lower interest rate environment. Throughout 2012, we called and extinguished higher-costing debt in order to reduce our future interest costs. Our net interest income was also impacted by a decline in investment and mortgage loan interest income resulting from lower average investment and mortgage loan volumes and the lower interest rate environment. As a member-owned cooperative, we endeavor to operate with a low but stable net interest margin. As a result, our net interest margin was 0.49 percent for 2012 compared with 0.44 percent for 2011.

Our net income was reduced by losses on the extinguishment of debt. During 2012 and 2011, we extinguished $556.1 million and $33.0 million of higher-costing consolidated obligations and recorded losses on these debt extinguishments of $76.8 million and $4.6 million through "Net loss on extinguishment of debt" in the Statements of Income, which is a component of other (loss) income. These debt extinguishment losses were partially offset by net advance prepayment fee income recorded in net interest income of $28.1 million in 2012 and $10.7 million in 2011, as well as gains on sales of investment securities recorded in other (loss) income of $13.6 million in 2012 and $8.2 million in 2011.

Net income was further reduced by losses on derivatives and hedging activities. We utilize derivative instruments to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition. Accounting rules require all derivatives to be recorded at fair value in our Statements of Condition; therefore, we may be subject to income statement volatility. During 2012, we recorded net losses of $24.8 million on our derivatives and hedging activities compared to net losses of $110.8 million in 2011. These losses were recorded as a component of other (loss) income in the Statements of Income and were primarily attributed to economic derivatives that do not qualify for fair value hedge accounting. During 2012, we recorded losses of $26.5 million on economic derivatives compared to losses of $121.7 million in 2011. These losses were primarily due to the effect of changes in interest rates on interest rate swaps economically hedging our trading securities portfolio and interest rate caps economically hedging our mortgage asset portfolio. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities" for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Our net income was positively impacted by gains on investment securities. Trading securities are recorded at fair value with changes in fair value reflected through other (loss) income in our Statements of Income. During 2012, we recorded gains on trading securities of $23.1 million compared to gains of $38.7 million in 2011. In addition, we sold AFS securities with a par value of $67.8 million and realized gains of $12.6 million during 2012. We did not sell any AFS securities during 2011.

Our total assets decreased to $47.4 billion at December 31, 2012 from $48.7 billion at December 31, 2011 due primarily to a decline in investment securities. Investment securities declined mainly due to the maturity of Temporary Liquidity Guarantee Program (TLGP) investments and principal paydowns on MBS. Our advances totaled $26.6 billion at both December 31, 2012 and 2011. Total capital was $2.8 billion at December 31, 2012 and 2011. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

Adjusted Earnings

As part of evaluating financial performance, we adjust GAAP net income before assessments (GAAP net income) and GAAP net interest income before provision for credit losses (GAAP net interest income) for the impact of (i) market adjustments relating to derivative and hedging activities and instruments held at fair value, (ii) realized gains (losses) on the sale of investment securities, and (iii) other unpredictable items, including asset prepayment fee income and debt extinguishment losses. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income before provision for credit losses (adjusted net interest income) and adjusted net income before assessments (adjusted net income).

Because our business model is primarily one of holding assets and liabilities to maturity, management believes that the adjusted earnings measure is helpful in understanding our operating results and provides a meaningful period-to-period comparison of our long-term economic value in contrast to GAAP income, which can be impacted by fair value changes driven by market volatility on derivatives and other assets and liabilities recorded at fair value or transactions that are considered to be unpredictable. As a result, management uses the adjusted earnings measure to assess performance under our incentive compensation plans and to ensure management remains focused on our long-term value and performance. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. While this non-GAAP measure can be used to assist in understanding the components of our earnings, it should not be considered a substitute for results reported under GAAP.

The following table summarizes the reconciliation between GAAP net interest income and adjusted net interest income (dollars in millions):

	For the Years Ended December 31,
	2012	2011	2010
GAAP net interest income (before provision for credit losses)	$240.6	$235.6	$414.9
Exclude:
Prepayment fees on advances, net	28.1	10.7	174.0
Prepayment fees on investments	—	14.6	—
Fair value hedging adjustments	0.1	1.6	1.3
Total adjustments	28.2	26.9	175.3
Include items reclassified from other (loss) income:
Net interest (expense) income on economic hedges	(11.9)	0.8	6.7
Adjusted net interest income (before provision for credit losses)	$200.5	$209.5	$246.3
Adjusted net interest margin	0.41%	0.39%	0.40%

Our adjusted net interest income decreased $9.0 million during 2012 when compared to 2011. The decline in adjusted net interest income was primarily due to lower average balances of interest-earning assets and higher interest expense on economic hedges. During 2012, our interest income on interest rate swaps economically hedging our consolidated obligations decreased $11.4 million when compared to 2011, primarily due to fewer economic hedge relationships. Despite a decline in adjusted net interest income, our net interest margin was 0.41 percent and 0.39 percent during 2012 and 2011. During 2011, our adjusted net interest income decreased $36.8 million when compared to 2010 due to lower interest income on advances and investments, partially offset by lower interest expense on consolidated obligations.

The following table summarizes the reconciliation between GAAP net income and adjusted net income (dollars in millions):

	For the Years Ended December 31,
	2012	2011	2010
GAAP net income (before assessments)	$123.8	$97.6	$181.1
Exclude:
Adjustments to net interest income	28.2	26.9	175.3
Net gain on trading securities	23.1	38.7	37.4
Net gain on sale of available-for-sale securities	12.6	—	—
Net gain on sale of held-to-maturity securities	1.0	7.2	—
Net gain (loss) on consolidated obligations held at fair value	4.2	(6.5)	5.7
Net loss on derivatives and hedging activities	(24.8)	(110.8)	(52.6)
Net loss on extinguishment of debt	(76.8)	(4.6)	(163.7)
Include:
Net interest (expense) income on economic hedges	(11.9)	0.8	6.7
Amortization of hedging costs[1]	(7.2)	(6.1)	—
Adjusted net income (before assessments)	$137.2	$141.4	$185.7

1	Represents the straight line amortization of upfront fee payments on derivative instruments.

Our adjusted net income decreased $4.2 million during 2012 when compared to 2011. The decrease was primarily due to a decline in adjusted net interest income and losses on real estate owned (REO), partially offset by a decreased provision for credit losses on mortgage loans. Our adjusted net income decreased $44.3 million during 2011 when compared to 2010 due to a decline in adjusted net interest income and losses on REO.

For additional discussion on items impacting our GAAP earnings, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Capital Markets

Economic and market data received since the Federal Open Market Committee (FOMC) meeting in October of 2012 suggests a moderate pace of economic expansion. However, growth in the labor market has been slow and the unemployment rate remains elevated. Business fixed investments have slowed, but household spending and the housing sector have showed signs of improvement. Inflation has remained subdued and long-term inflation expectations have remained stable.

In its December 12, 2012 statement, the FOMC stated that it is concerned that, without further policy accommodation, economic growth might not be strong enough to generate sustained improvement in the labor market. Furthermore, strains in global financial markets continue to pose significant downside risk to the economic outlook. The FOMC anticipates that inflation over the medium-term will run at or below the rate it judges to be consistent with its mandate to foster maximum employment and price stability.

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

Interest Rates

The following table shows information on key average market interest rates:

	2012 3-Month Average	2011 3-Month Average	2012 12-Month Average	2011 12-Month Average	2012 Ending Rate	2011 Ending Rate
Federal funds[1]	0.16%	0.07%	0.14%	0.10%	0.09%	0.04%
Three-month LIBOR[1]	0.32	0.47	0.43	0.33	0.31	0.58
2-year U.S. Treasury[1]	0.26	0.26	0.27	0.44	0.25	0.28
10-year U.S. Treasury[1]	1.69	2.04	1.78	2.77	1.76	2.02
30-year residential mortgage note[1]	3.36	4.00	3.65	4.47	3.35	3.95

1	Source is Bloomberg.

The Federal Reserve's key targeted interest rate, the Federal funds rate, maintained a range of 0.00 to 0.25 percent throughout 2012. In its December 12, 2012 statement, the FOMC noted that it anticipates that economic conditions are likely to warrant exceptionally low levels of the Federal funds rate for at least as long as unemployment remains above 6.5 percent and inflation projections for the next one to two years are no more than a half percentage point above the FOMC's long-run goal of two percent. During the last quarter of 2011, as the Federal Reserve implemented its program (termed "Operation Twist") of purchasing long-term U.S. Treasuries and selling an equal amount of short-term U.S. Treasuries, three-month LIBOR began to steadily increase. However, after hitting a peak at the beginning of 2012, three-month LIBOR has decreased. Since a portion of our assets and liabilities are directly tied to short-term interest rates, our interest income and interest expense were affected by changes in short-term interest rates throughout 2012. Average U.S. Treasury yields were lower during 2012 when compared to 2011. Mortgage rates generally moved in tandem with the U.S. Treasury market during 2012.

To support a stronger economic recovery and to help ensure that inflation, over time, is at levels consistent with the Federal Reserve's dual mandate, the FOMC indicated its intent to purchase additional agency MBS at a pace of $40.0 billion per month at its meeting in December of 2012. The FOMC also decided to extend the average maturity of its holdings of securities. This program, known as "QE III", was implemented by the Federal Reserve to help make broader financial conditions more accommodative. The FOMC will monitor incoming information on economic and financial developments in future months. If the outlook for the labor market does not improve, the FOMC will continue its purchases of agency MBS, undertake additional asset purchases, and employ its other policy tools as appropriate until such improvement is achieved.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	2012 3-Month Average	2011 3-Month Average	2012 12-Month Average	2011 12-Month Average	2012 Ending Spread	2011 Ending Spread
3-month	(17.0)	(41.9)	(29.2)	(13.5)	(19.6)	(53.0)
2-year	(6.0)	(20.9)	(13.3)	(10.3)	(7.3)	(31.4)
5-year	2.1	(0.8)	(0.4)	3.5	1.6	(8.7)
10-year	23.6	44.1	30.4	41.9	25.1	36.5

1	Source is the Office of Finance.

Throughout the second half of 2012, our short-term funding spreads relative to LIBOR deteriorated to a point where, by year-end, spreads were less favorable compared to spreads at December 31, 2011, but still remained favorable when compared to long-term historical levels. During the second half of 2011, investors sought highly-rated assets following the downgrade of the U.S. Government's long-term sovereign rating. This sentiment continued through most of the first half of 2012, where investors remained in short-term, highly-rated assets. Due to the funding environment, we utilized callable, step-up, and short-term consolidated obligation bonds throughout the first six months of 2012. However, during the third quarter of 2012, the FOMC announced its intent to start a third round of quantitative easing to keep long-term interest rates low and issued guidance for short-term interest rates out to 2015. As a result, we saw deteriorating funding spreads for short-term consolidated obligation bonds and increased our utilization of discount notes. During the fourth quarter of 2012, we also expanded our utilization of floating rate LIBOR debt and swapped consolidated obligation bonds.

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the years ended December 31, 2012, 2011, and 2010 (dollars in millions). See further discussion of these items in the sections that follow.

			2012 vs. 2011			2011 vs. 2010
	2012	2011	$ Change	% Change	2010	$ Change	% Change
Net interest income before provision	$240.6	$235.6	$5.0	2.1%	$414.9	$(179.3)	(43.2)%
Provision for credit losses on mortgage loans	—	9.2	(9.2)	(100.0)	12.1	(2.9)	(24.0)
Other (loss) income	(57.3)	(71.9)	14.6	20.3	(161.5)	89.6	55.5
Other expense	59.5	56.9	2.6	4.6	60.2	(3.3)	(5.5)
Assessments	12.4	19.8	(7.4)	(37.4)	48.1	(28.3)	(58.8)
Net income	$111.4	$77.8	$33.6	43.2%	$133.0	$(55.2)	(41.5)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Years Ended December 31,
	2012			2011			2010
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense

Interest-earning assets
Interest-bearing deposits	$461	0.15%	$0.7	$353	0.12%	$0.4	$125	0.29%	$0.4
Securities purchased under agreements to resell	2,810	0.16	4.6	1,533	0.08	1.3	1,345	0.18	2.4
Federal funds sold	1,971	0.12	2.3	2,552	0.10	2.5	3,021	0.16	4.8
Short-term investments	165	0.15	0.3	146	0.13	0.2	456	0.41	1.9
Mortgage-backed securities[2]	7,235	1.98	142.9	9,802	2.34	229.8	12,635	2.18	275.8
Other investments[2,3,5]	2,568	2.74	70.4	3,215	2.25	72.3	3,826	2.17	82.9
Advances[4,5]	26,266	1.03	270.6	27,773	0.98	271.0	32,476	1.73	561.8
Mortgage loans[6]	7,152	3.97	284.1	7,256	4.48	325.0	7,557	4.73	357.3
Loans to other FHLBanks	—	—	—	3	0.04	—	—	—	—
Total interest-earning assets	48,628	1.60	775.9	52,633	1.71	902.5	61,441	2.10	1,287.3
Non-interest-earning assets	564	—	—	477	—	—	415	—	—
Total assets	$49,192	1.58%	$775.9	$53,110	1.70%	$902.5	$61,856	2.08%	$1,287.3
Interest-bearing liabilities
Deposits	$992	0.04%	$0.4	$988	0.05%	$0.5	$1,370	0.09%	$1.2
Consolidated obligations
Discount notes[5]	8,839	0.13	11.4	7,104	0.09	6.1	7,146	0.15	10.4
Bonds[5]	35,510	1.47	523.3	41,256	1.60	660.1	49,283	1.75	860.7
Other interest-bearing liabilities[7]	10	2.45	0.2	8	2.65	0.2	8	2.10	0.1
Total interest-bearing liabilities	45,351	1.18	535.3	49,356	1.35	666.9	57,807	1.51	872.4
Non-interest-bearing liabilities	1,041	—	—	956	—	—	1,139	—	—
Total liabilities	46,392	1.15	535.3	50,312	1.33	666.9	58,946	1.48	872.4
Capital	2,800	—	—	2,798	—	—	2,910	—	—
Total liabilities and capital	$49,192	1.09%	$535.3	$53,110	1.26%	$666.9	$61,856	1.41%	$872.4
Net interest income and spread[8]		0.42%	$240.6		0.36%	$235.6		0.59%	$414.9
Net interest margin[9]		0.49%			0.44%			0.67%
Average interest-earning assets to interest-bearing liabilities		107.23%			106.64%			106.29%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Other investments primarily include: other U.S. obligations, GSE obligations, state or local housing agency obligations, and TLGP investments.

4	Advance interest income includes advance prepayment fee income of $28.1 million, $10.7 million, and $174.0 million for the years ended December 31, 2012, 2011, and 2010.

5	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consist of mandatorily redeemable capital stock and borrowings from other FHLBanks.

8	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	2012 vs. 2011			2011 vs. 2010
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$0.2	$0.1	$0.3	$0.3	$(0.3)	$—
Securities purchased under agreements to resell	1.5	1.8	3.3	0.3	(1.4)	(1.1)
Federal funds sold	(0.7)	0.5	(0.2)	(0.7)	(1.6)	(2.3)
Short-term investments	—	0.1	0.1	(0.8)	(0.9)	(1.7)
Mortgage-backed securities	(54.7)	(32.2)	(86.9)	(65.1)	19.1	(46.0)
Other investments	(16.0)	14.1	(1.9)	(13.6)	3.0	(10.6)
Advances	(14.5)	14.1	(0.4)	(72.8)	(218.0)	(290.8)
Mortgage loans	(4.6)	(36.3)	(40.9)	(13.9)	(18.4)	(32.3)
Total interest income	(88.8)	(37.8)	(126.6)	(166.3)	(218.5)	(384.8)
Interest expense
Deposits	—	(0.1)	(0.1)	(0.3)	(0.4)	(0.7)
Consolidated obligations
Discount notes	1.9	3.4	5.3	(0.1)	(4.2)	(4.3)
Bonds	(86.4)	(50.4)	(136.8)	(131.4)	(69.2)	(200.6)
Other interest-bearing liabilities	—	—	—	—	0.1	0.1
Total interest expense	(84.5)	(47.1)	(131.6)	(131.8)	(73.7)	(205.5)
Net interest income	$(4.3)	$9.3	$5.0	$(34.5)	$(144.8)	$(179.3)

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. During 2012, our net interest spread was 0.42 percent compared to 0.36 and 0.59 percent in 2011 and 2010. Our 2012 net interest spread was primarily impacted by lower funding costs, partially offset by lower interest income on investments and mortgage loans. The primary components of our interest income and interest expense are discussed below.

Bonds

Interest expense on bonds decreased 21 percent during 2012 when compared to 2011 and 23 percent during 2011 when compared to 2010. The decrease in 2012 was due to lower average bond volumes and lower interest rates. Average bond volumes declined primarily due to a reduction in funding needs resulting from a decline in average assets and a change in our funding strategy during the second half of 2012. Throughout the first half of 2012, we utilized callable, step-up, and short-term fixed rate bonds to capture attractive funding. However, during the second half of 2012, our long-term spreads became less favorable and, as a result, we began utilizing discount notes to manage our funding needs. We also called and extinguished certain higher-costing bonds in order to reduce future interest costs, which caused a further decline in our average bond volumes. The decrease in interest expense on bonds in 2011 was also due to lower average bond volumes and lower interest rates. Average bond volumes declined due to a reduction in advance demand and limited investment opportunities.

Investments

Interest income on investments decreased 28 percent during 2012 when compared to 2011 primarily due to lower average volumes and lower interest rates on MBS. Average investment volumes decreased due primarily to MBS principal paydowns. In addition, the low interest rate environment drove down interest income on our variable rate MBS, which represented approximately 62 percent of our total MBS portfolio at December 31, 2012. Interest income on investments decreased 17 percent during 2011 when compared to 2010. The decrease was primarily due to lower average volumes resulting from MBS principal paydowns and limited investment opportunities. The decrease was partially offset by our receipt of a $14.6 million fee for the prepayment of an AFS MBS during the first quarter of 2011.

Mortgage Loans

Interest income on mortgage loans decreased 13 percent during 2012 when compared to 2011 and 9 percent during 2011 when compared to 2010. The decrease during both periods was due to lower interest rates and lower average mortgage loan volumes. Average mortgage loan volumes declined due primarily to principal paydowns exceeding mortgage loan purchases.

Advances

Interest income on advances (including prepayment fees on advances, net) remained fairly stable during 2012 when compared to 2011 and decreased 52 percent during 2011 when compared to 2010. The decrease in interest income on advances in 2011 was due to lower advance prepayment fee income, lower average advance volumes, and lower interest rates. Advance prepayment fee income declined $163.3 million due to fewer advance prepayments by members. Average advance volumes declined $4.7 billion due to reduced member demand, scheduled maturities, and prepayments.

Provision for Credit Losses on Mortgage Loans

During 2012, we recorded no provision for credit losses on our mortgage loans compared to a provision of $9.2 million in 2011 and $12.1 million in 2010. We believe the current allowance for credit losses of $15.8 million remained adequate to absorb estimated losses in our conventional mortgage loan portfolio at December 31, 2012. In 2011 and 2010, the provisions recorded were driven by increased estimated losses resulting primarily from increased loss severities and higher levels of loans migrating to REO.

Other (Loss) Income

The following table summarizes the components of other (loss) income (dollars in millions):

	For the Years Ended December 31,
	2012	2011	2010
Net gain on trading securities	$23.1	$38.7	$37.4
Net gain on sale of available-for-sale securities	12.6	—	—
Net gain on sale of held-to-maturity securities	1.0	7.2	—
Net gain (loss) on consolidated obligations held at fair value	4.2	(6.5)	5.7
Net loss on derivatives and hedging activities	(24.8)	(110.8)	(52.6)
Net loss on extinguishment of debt	(76.8)	(4.6)	(163.7)
Other, net	3.4	4.1	11.7
Total other (loss) income	$(57.3)	$(71.9)	$(161.5)

Other (loss) income can be volatile from period to period depending on the type of financial activity recorded, including the impact of fair value adjustments on instruments carried at fair value. During 2012, 2011, and 2010, other (loss) income was primarily impacted by losses on debt extinguishments, losses on derivatives and hedging activities, and gains on investment securities.

We may extinguish higher-costing debt from time to time in an effort to reduce our future interest costs. During 2012, 2011, and 2010, we extinguished bonds with a total par value of $556.1 million, $33.0 million, and $1.3 billion and recorded losses of $76.8 million, $4.6 million, and $163.7 million, respectively. These debt extinguishment losses were offset by net advance prepayment fee income recorded in net interest income of $28.1 million in 2012, $10.7 million in 2011, and $174.0 million in 2010. In addition, during 2012 these losses were partially offset by gains on the sale of investment securities of $13.6 million.

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition. Derivatives are recorded at fair value with changes in fair value reflected through other (loss) income. During 2012, we recorded net losses of $24.8 million on our derivatives and hedging activities compared to net losses of $110.8 million and $52.6 million in 2011 and 2010. These net losses were primarily due to economic derivatives. During 2012, we recorded net losses of $26.5 million on economic derivatives compared to net losses of $121.7 million and $57.3 million in 2011 and 2010. The majority of these losses were due to the effect of changes in interest rates on interest rate swaps economically hedging our trading securities portfolio and interest rate caps economically hedging our mortgage asset portfolio. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Trading securities are recorded at fair value with changes in fair value reflected through other (loss) income. During 2012, 2011, and 2010, we recorded net gains on trading securities of $23.1 million, $38.7 million, and $37.4 million. Net gains on trading securities include both realized gains from the sale of trading securities and holding gains. We did not sell any trading securities in 2012. In 2011 and 2010, we sold trading securities and realized gains of $1.0 million and $28.6 million. Holding gains on trading securities amounted to $23.1 million, $37.7 million, and $8.8 million during 2012, 2011, and 2010. The decrease in holding gains during 2012 when compared to 2011 and the increase in holding gains during 2011 when compared to 2010 were primarily due to the effect of changes in interest rates. In addition, we sold AFS securities with a par value of $67.8 million and realized gains of $12.6 million during 2012. We did not sell any AFS securities during 2011. We sold an AFS security at par value of $91.0 million in 2010 and therefore recognized no gain or loss on the sale.

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2012
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(373.2)	$—	$(5.1)	$50.6	$—	$—	$(327.7)
Net interest settlements	(195.7)	(12.7)	—	123.9	—	—	(84.5)
Total net interest income	(568.9)	(12.7)	(5.1)	174.5	—	—	(412.2)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	3.4	1.1	—	(2.8)	—	—	1.7
(Losses) gains on economic hedges	(0.3)	(23.4)	(1.5)	8.9	2.9	(13.1)	(26.5)
Total net gain (loss) on derivatives and hedging activities	3.1	(22.3)	(1.5)	6.1	2.9	(13.1)	(24.8)
Subtotal	(565.8)	(35.0)	(6.6)	180.6	2.9	(13.1)	(437.0)
Net gain on trading securities[2]	—	23.6	—	—	—	—	23.6
Net gain on consolidated obligations held at fair value	—	—	—	2.8	1.4	—	4.2
Net accretion[3]	—	—	—	4.1	—	—	4.1
Total net effect of hedging activities	$(565.8)	$(11.4)	$(6.6)	$187.5	$4.3	$(13.1)	$(405.1)

1	Represents the amortization/accretion of basis adjustments on closed hedge relationships included in net interest income.

2
Represents the net gains on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3	Represents the amortization/accretion of basis adjustments on closed bond hedge relationships included in other (loss) income as a result of debt extinguishments.

	For the Year Ended December 31, 2011
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

2
Represents the net gains on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3	Represents the amortization/accretion of basis adjustments on closed bond hedge relationships included in other (loss) income as a result of debt extinguishments.

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2010
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

2
Represents the net gains on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3	Represents the amortization/accretion of basis adjustments on closed bond hedge relationships included in other (loss) income as a result of debt extinguishments.

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities. The change in advance amortization over the past three years has been due primarily to advance prepayments. When an advance prepays, we terminate the hedge relationship and fully amortize the remaining basis adjustment through earnings. During 2012, we fully amortized basis adjustments on prepaid advances of $347.5 million compared to $8.9 million in 2011 and $67.6 million in 2010. This amortization was offset by the receipt of gross advance prepayment fee income of $374.7 million, $19.1 million, and $241.4 million during 2012, 2011, and 2010. The net effect of hedging activity tables do not include the impact of gross advance prepayment fee income.

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

GAINS (LOSSES) ON FAIR VALUE HEDGES

Gains (losses) on fair value hedges are driven by hedge ineffectiveness. Hedge ineffectiveness occurs when changes in the fair value of the derivative and the related hedged item do not perfectly offset each other. The primary drivers of hedge ineffectiveness are changes in the benchmark interest rate and volatility. During 2012, 2011, and 2010, gains (losses) on fair value hedges remained fairly stable and were the result of normal market activity.

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

Investments

We utilize interest rate swaps and in certain instances, TBAs, to economically hedge a portion of our trading securities against changes in fair value. Gains and losses on these economic derivatives are due primarily to changes in interest rates. The following table summarizes losses on these economic derivatives as well as gains on the related trading securities (dollars in millions):

	For the Years Ended December 31,
	2012	2011	2010
Losses on interest rate swaps	$(6.4)	$(44.9)	$(47.0)
Losses on forward settlement agreement (TBA)	(2.5)	—	—
Interest settlements	(14.5)	(15.0)	(23.5)
Net losses on investment derivatives	(23.4)	(59.9)	(70.5)
Net gains on related trading securities	23.6	40.2	34.4
Net losses on investment hedge relationships	$0.2	$(19.7)	$(36.1)

Balance Sheet

We utilize interest rate caps and floors to economically hedge our mortgage assets against increases or decreases in interest rates. Gains and losses on these economic derivatives are due to changes in interest rates and volatility. The following table summarizes losses on these economic derivatives (dollars in millions):

	For the Years Ended December 31,
	2012	2011	2010
Losses on interest rate caps	$(13.1)	$(65.7)	$(6.6)
Losses on interest rate floors	—	(1.4)	(6.5)
Interest settlements on interest rate floors	—	—	0.5
Net losses on balance sheet derivatives	$(13.1)	$(67.1)	$(12.6)

At December 31, 2012, 2011, and 2010, the fair value of interest rate caps outstanding in our Statements of Condition was $2.9 million, $15.9 million, and $96.4 million. The losses recorded on interest rate caps during 2012, 2011, and 2010 were primarily due to changes in fair value resulting from changes in interest rates and volatility. We paid $75.3 million in premiums to acquire the interest rate caps outstanding at December 31, 2012. This premium cost is effectively amortized over the life of the derivative contracts through the monthly fair value adjustments. We sold all of our interest rate floors during the first quarter of 2011 and have not held any interest rate floors since that time.

Consolidated Obligations

We utilize interest rate swaps primarily to economically hedge our consolidated obligations for which we elected the fair value option against changes in fair value. Gains and losses on these economic derivatives are due primarily to changes in interest rates. In addition, derivatives being used to hedge consolidated obligations in a fair value hedge relationship that fail retrospective hedge effectiveness testing are required to be accounted for as economic derivatives. The following table summarizes gains and losses on these economic derivatives as well as gains and losses on the related consolidated obligations elected under the fair value option (dollars in millions):

	For the Years Ended December 31,
	2012	2011	2010
Gains (losses) on interest rate swaps	$8.7	$(8.1)	$(3.8)
Losses on interest rate swaps in ineffective fair value hedge relationships	(0.7)	(2.3)	(0.7)
Interest settlements	3.8	16.8	32.0
Net gains on consolidated obligation derivatives	11.8	6.4	27.5
Net gains (losses) on related consolidated obligations elected under the fair value option	4.2	(6.5)	5.7
Net gains (losses) on consolidated obligation hedge relationships	$16.0	$(0.1)	$33.2

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Years Ended December 31,
	2012	2011	2010
Compensation and benefits	$32.0	$31.4	$38.1
Other operating expenses	20.2	17.7	16.9
Total operating expenses	52.2	49.1	55.0
Finance Agency	4.5	5.0	3.0
Office of Finance	2.8	2.8	2.2
Total other expense	$59.5	$56.9	$60.2

Other expense increased $2.6 million during 2012 when compared to 2011 and decreased $3.3 million during 2011 when compared to 2010. The increase during 2012 was primarily due to higher professional fees related to our core banking system replacement project and an increase in contractual services due to various vendor price increases for services, financial information subscriptions, and software license maintenance fees. The decrease during 2011 was primarily due to lower funding and administrative costs on our Pentegra Defined Benefit Plan for Financial Institutions (DB Plan). During 2011, we made contributions to the DB Plan of $3.9 million compared to $11.6 million in 2010. Our contributions in 2010 included a discretionary contribution of $8.4 million.

Assessments

The FHLBanks fully satisfied their REFCORP obligation during the third quarter of 2011. As a result, our assessment expense for 2012 only related to the AHP assessment, while the expense for 2011 and 2010 included both AHP and REFCORP. Total assessment expense during 2012 was $12.4 million compared to $19.8 million and $48.1 million in 2011 and 2010.

STATEMENTS OF CONDITION

Financial Highlights

Our total assets decreased to $47.4 billion at December 31, 2012 from $48.7 billion at December 31, 2011. Our total liabilities decreased to $44.6 billion at December 31, 2012 from $45.9 billion at December 31, 2011. Total capital was $2.8 billion at December 31, 2012 and 2011. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	December 31,
	2012	2011
Commercial banks	$8,983	$11,215
Thrifts	1,011	963
Credit unions	663	746
Insurance companies	15,243	12,586
Total member advances	25,900	25,510
Housing associates	23	17
Non-member borrowers	132	136
Total par value	$26,055	$25,663

Our advances remained relatively stable at December 31, 2012 when compared to December 31, 2011. Advance demand remained weak throughout 2012 as a result of high deposit levels and low loan demand at depository member institutions.

The following table summarizes our advances by product type (dollars in millions):

	December 31,
	2012		2011
	Amount	% of Total	Amount	% of Total
Variable rate	$8,800	33.8	$7,704	30.0
Fixed rate	16,820	64.5	17,547	68.4
Amortizing	435	1.7	412	1.6
Total par value	26,055	100.0	25,663	100.0
Discounts	(3)		—
Fair value hedging adjustments	562		928
Total advances	$26,614		$26,591

Fair value hedging adjustments decreased $365.8 million at December 31, 2012 when compared to December 31, 2011 due primarily to a decrease in cumulative fair value gains on advances in existing hedge relationships. During 2012, certain advances in hedging relationships prepaid. At the time of prepayment, these hedged advances were in a fair value gain position and therefore the termination of the advances caused a reduction in the cumulative fair value gains on advances in existing hedge relationships in our Statements of Condition at December 31, 2012.

The following table summarizes advances outstanding to our five largest member borrowers (dollars in millions):

	December 31, 2012
	Amount	% of Total
Transamerica Life Insurance Company[1]	$2,875	11.0
HICA Education Loan Corporation	2,100	8.1
Aviva Life and Annuity Company	1,961	7.5
Principal Life Insurance Company	1,800	6.9
TCF National Bank	1,550	5.9
Total par value	$10,286	39.4

1	Excludes $400.0 million of outstanding advances with Monumental Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

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

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	December 31,
	2012	2011
Fixed rate conventional loans	$6,373	$6,678
Fixed rate government-insured loans	513	426
Total unpaid principal balance	6,886	7,104
Premiums	86	71
Discounts	(21)	(31)
Basis adjustments from mortgage loan commitments	17	13
Total mortgage loans held for portfolio	6,968	7,157
Allowance for credit losses	(16)	(19)
Total mortgage loans held for portfolio, net	$6,952	$7,138

Our mortgage loans decreased three percent at December 31, 2012 when compared to December 31, 2011. The decrease was primarily due to principal paydowns exceeding mortgage loan purchases. Throughout 2012, our MPF purchase activity increased as mortgage rates remained low and borrowers had incentive to refinance existing loans or purchase homes. However, we were able to impact the level of member demand in the MPF program by adjusting the base price of our MPF loan products when necessary.

Over the years, our customer base for MPF loans has evolved from large-volume loan purchases from a small number of large PFIs, including Superior Guaranty Insurance Company (Superior), to purchasing the majority of our MPF loans from a diverse base of community financial institutions. At December 31, 2012 and 2011, mortgage loans outstanding from Superior amounted to $2.0 billion and $2.7 billion. We have not purchased any mortgage loans from Superior since 2004.

During 2012, we recorded no provision for credit losses on our mortgage loans. We believe the current allowance for credit losses of $15.8 million remained adequate to absorb estimated losses in our conventional mortgage loan portfolio at December 31, 2012. For additional discussion on our mortgage loan credit risk, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	December 31,
	2012		2011
	Amount	% of Total	Amount	% of Total
Short-term investments
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	3,425	25.5	600	4.1
Federal funds sold	960	7.1	2,115	14.5
Certificates of deposit	—	—	340	2.3
Total short-term investments	4,386	32.6	3,056	20.9
Long-term investments
Interest-bearing deposits	2	—	5	—
Mortgage-backed securities
GSE - residential	6,798	50.6	8,198	56.0
Other U.S. obligations - residential	8	0.1	11	0.1
Other U.S. obligations - commercial	3	—	3	—
Private-label - residential	41	0.3	49	0.3
Total mortgage-backed securities	6,850	51.0	8,261	56.4
Non-mortgage-backed securities
GSE obligations	929	6.9	930	6.4
Other U.S. obligations	473	3.6	181	1.2
State or local housing agency obligations	96	0.7	102	0.7
Temporary Liquidity Guarantee Program debentures	—	—	1,572	10.7
Other	697	5.2	530	3.7
Total non-mortgage-backed securities	2,195	16.4	3,315	22.7
Total long-term investments	9,047	67.4	11,581	79.1
Total investments	$13,433	100.0	$14,637	100.0

Our investments decreased eight percent at December 31, 2012 when compared to December 31, 2011. The decrease was primarily due to the maturity of TLGP investments and principal paydowns on our MBS. Beginning in the second quarter of 2012, as a result of heightened counterparty credit concerns, we also limited our unsecured credit risk exposure to overnight investments, which caused a decline in our Federal funds sold balance at December 31, 2012. To manage our liquidity, this decline in Federal funds sold was fully offset by an increase in secured resale agreements.

The Finance Agency limits our investments in MBS by requiring that the total carrying value of our MBS not exceed three times regulatory capital at the time of purchase. Since March of 2010, our MBS exceeded three times regulatory capital and, as such, we were precluded from purchasing any additional MBS. However, in the second quarter of 2012, our ratio of MBS to regulatory capital fell below the three times regulatory capital threshold and we began purchasing additional MBS. At December 31, 2012 and 2011, our ratio of MBS to regulatory capital was 250 percent and 304 percent. At December 31, 2012, we had MBS investment purchases with a total par value of $141.3 million that had traded but not yet settled. These investments have been recorded in "trading securities" in our Statement of Condition with a corresponding payable recorded in "other liabilities".

We evaluate AFS and HTM securities in an unrealized loss position for other-than-temporary impairment (OTTI) on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, we perform an analysis to determine if any of these securities are other-than-temporarily impaired. Refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Other-Than-Temporary Impairment” for a discussion of our OTTI analysis performed at December 31, 2012. As a result of our analysis, we determined that all gross unrealized losses on our investment portfolio are temporary. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we did not consider any of these securities to be other-than-temporarily impaired at December 31, 2012.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, investments, and mortgage loans. At December 31, 2012 and 2011, the carrying value of consolidated obligations for which we are primarily liable totaled $43.0 billion and $44.8 billion.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	December 31,
	2012	2011
Total par value	$34,155	$37,796
Premiums	25	32
Discounts	(19)	(24)
Fair value hedging adjustments	182	203
Fair value option adjustments	2	5
Total bonds	$34,345	$38,012

Our bonds decreased 10 percent at December 31, 2012 when compared to December 31, 2011. The decrease was primarily due to a reduction in funding needs resulting from a decline in average assets and a change in our funding strategy during the second half of 2012. Throughout the first half of 2012, we utilized callable, step-up, and short-term fixed rate bonds to capture attractive funding. During the second half of 2012, our long-term spreads became less favorable and, as a result, we began utilizing discount notes as well as floating rate LIBOR debt and swapped consolidated obligation bonds to manage our funding needs. We also called and extinguished certain higher-costing bonds in order to reduce future interest costs, which caused a further decline in our bond balances.

Fair Value Hedging Adjustments

Fair value hedging adjustments decreased $20.0 million at December 31, 2012 when compared to December 31, 2011 due primarily to a decrease in cumulative fair value losses on consolidated obligation bonds in existing hedge relationships, partially offset by an increase in basis adjustments from terminated or ineffective hedges. During 2012, we extinguished bonds in hedging relationships that were in a fair value loss position at the time of extinguishment. As such, the extinguishment of this debt caused a reduction in the cumulative fair value losses on hedges existing in our Statements of Condition at December 31, 2012. In addition, basis adjustments from terminated or ineffective hedges increased due primarily to us unwinding certain interest rate swaps. These unwind activities resulted in new basis adjustments that are amortized using the level-yield method over the remaining life of the bonds.

Fair Value Option Bonds

The Bank elected the fair value option for certain bonds that did not qualify for hedge accounting, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. At December 31, 2012 and 2011, approximately $1.9 billion and $2.7 billion of our bonds were recorded under the fair value option. During 2012, we recorded fair value adjustment gains on these bonds of $2.8 million compared to losses of $5.1 million during 2011 and gains of $5.7 million during 2010. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations —Hedging Activities” for the impact of the related economic derivatives.

For additional information on our bonds, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	December 31,
	2012	2011
Par value	$8,677	$6,812
Discounts	(2)	(4)
Fair value option adjustments	—	2
Total	$8,675	$6,810

Our discount notes increased 27 percent at December 31, 2012 when compared to December 31, 2011. The increase was primarily due to us utilizing discount notes in place of certain callable, step-up, and short-term fixed rate bonds to manage our funding needs throughout the second half of 2012 as spreads and investor demand for structured debt declined relative to discount notes.

Fair Value Option Discount Notes

The Bank elected the fair value option for certain discount notes that did not qualify for hedge accounting, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. At December 31, 2012, all of our fair value option discount notes had matured. At December 31, 2011, $3.5 billion of our discount notes were recorded under the fair value option. During 2012, we recorded fair value adjustment gains of $1.4 million on these discount notes compared to losses of $1.4 million during 2011. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for the impact of the related economic derivatives.

For additional information on our discount notes, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Deposits

Deposit levels will vary based on member alternatives for short-term investments. Our deposits increased 45 percent at December 31, 2012 when compared to December 31, 2011 due primarily to an increase in term deposits. The following table summarizes our term deposits with a denomination of $100,000 or more by remaining maturity (dollars in millions):

	December 31,
	2012	2011
Three months or less	$218	$35
Over three months but within six months	7	1
Over six months but within 12 months	2	7
Total	$227	$43

Capital

Our capital (including capital stock, retained earnings, and accumulated other comprehensive income) was $2.8 billion at December 31, 2012 and 2011. Although capital levels remained stable between periods, the composition of capital changed. Capital stock decreased two percent due primarily to the repurchase of excess activity-based capital stock. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock" for additional information on our excess capital stock activity. Retained earnings increased nine percent due to net income earned during 2012, partially offset by the payment of dividends. Accumulated other comprehensive income increased 11 percent due primarily to an increase in unrealized gains on AFS securities resulting from a decrease in interest rates.

As discussed in "Item 1. Business — Capital and Dividends — Retained Earnings," we entered into a JCE Agreement in 2011 that requires us to allocate 20 percent of our quarterly net income to a RREA.

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

	December 31,
	2012	2011
Interest rate swaps
Noncallable	$23,765	$27,522
Callable by counterparty	4,218	9,874
Callable by the Bank	35	35
Total interest rate swaps	28,018	37,431
Interest rate caps	3,450	3,450
Forward settlement agreements (TBAs)	93	91
Mortgage delivery commitments	96	90
Total notional amount	$31,657	$41,062

The notional amount of our derivative contracts decreased 23 percent at December 31, 2012 when compared to December 31, 2011. The decrease was primarily due to us shifting our funding strategy during the second half of 2012 out of LIBOR structured debt, including callable, step-up, and short-term fixed rate bonds, and into discount notes and LIBOR floating rate debt, both of which are generally not swapped.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital positions are actively managed in an effort to preserve stable, reliable, and cost-effective sources of funds to meet current and projected future operating financial commitments, as well as regulatory, liquidity, and capital requirements.

Liquidity

SOURCES OF LIQUIDITY

We utilize several sources of liquidity to carry out our business activities. These include, but are not limited to, proceeds from the issuance of consolidated obligations, proceeds from the maturity or sale of investment securities, payments collected on advances and mortgage loans, member deposits, proceeds from the issuance of capital stock, and current period earnings.

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At December 31, 2012 and 2011, the total par value of outstanding consolidated obligations for which we are primarily liable was $42.8 billion and $44.6 billion. At December 31, 2012 and 2011, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $645.1 billion and $647.3 billion.

During 2012, proceeds from the issuance of bonds and discount notes were $24.1 billion and $324.7 billion compared to $35.6 billion and $325.1 billion in 2011. Our debt issuances were lower in 2012 than in 2011 primarily due to a reduction in funding needs resulting from a decline in average assets. Throughout the first half of 2012, we utilized callable, step-up, and short-term fixed rate bonds to capture attractive funding. However, during the second half of 2012, our long-term spreads became less favorable and, as a result, we began issuing discount notes to meet our liquidity needs. During the fourth quarter of 2012, we also expanded our utilization of floating rate LIBOR debt and swapped consolidated obligation bonds.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. In 2011, S&P downgraded the long-term sovereign rating of the U.S. Government from AAA to AA+ with a negative outlook and affirmed the A-1+ short-term rating. It also lowered its long-term credit rating on 10 of the 12 FHLBanks and the consolidated obligations issued by the FHLBank System from AAA to AA+ with a negative outlook. The ratings of the FHLBanks of Chicago and Seattle were not affected by this action (both had previously been rated AA+), although the outlook on their rating was revised to negative. These rating actions did not have a material adverse impact on our financial condition, results of operations, or business model. As of February 28, 2013, the Bank, as well as the consolidated obligations of the FHLBank System, were rated AA+/A-1+ by S&P and Aaa/P-1 by Moody's. For further discussion of how ratings agency actions may impact us in the future, refer to “Item 1A. Risk Factors”.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress when consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of February 28, 2013, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During 2012, payments on consolidated obligations totaled $350.6 billion compared to $366.8 billion in 2011. A portion of these payments were due to us calling and extinguishing certain higher-costing par value bonds in an effort to reduce future interest costs. During 2012 and 2011, we called bonds with a total par value of $13.7 billion and $28.9 billion and extinguished bonds with a total par value of $556.1 million and $33.0 million.

Advance disbursements totaled $48.4 billion during 2012 compared to $38.0 billion in 2011. Although advance disbursement levels increased between periods, our overall advance balance remained fairly stable as a result of increased maturities and prepayment activity.

Investment purchases (excluding overnight investments) totaled $51.2 billion during 2012 compared to $22.1 billion in 2011. The increase was primarily due to us purchasing secured resale agreements throughout the year in an effort to manage our liquidity while reducing counterparty credit risk.

We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2012	2011
Unencumbered marketable assets maturing within one year	$4.6	$4.9
Advances maturing in seven days or less	0.8	0.7
Unencumbered assets available for repurchase agreement borrowings	7.9	8.7
Total contingent liquidity	13.3	14.3
Liquidity needs for five calendar days	3.3	1.1
Excess contingent liquidity	$10.0	$13.2

Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2012	2011
Advances with maturities not exceeding five years	$19.5	$17.8
Deposits in banks or trust companies	—	0.3
Total	19.5	18.1
Deposits[1]	1.1	0.8
Excess liquidity	$18.4	$17.3

[1]	Amount does not reflect the effect of derivative master netting arrangements with counterparties.

Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2012	2011
Qualifying assets free of lien or pledge	$47.3	$48.7
Consolidated obligations outstanding	43.0	44.8
Excess liquidity	$4.3	$3.9

At December 31, 2012 and 2011 and throughout 2012 and 2011, we were in compliance with all three of the Finance Agency liquidity requirements.

In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At December 31, 2012 and 2011 and throughout 2012 and 2011, we were in compliance with this liquidity guidance.

Capital
CAPITAL REQUIREMENTS

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total capital divided by total assets. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings. At December 31, 2012 and 2011 and throughout 2012 and 2011, we were in compliance with all three of the Finance Agency's regulatory capital requirements. Refer to "Item 8. Financial Statements and Supplementary Data — Note 16 — Capital" for additional information.

CAPITAL STOCK
Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. We have two subclasses of capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10.0 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.45 percent of its advances and mortgage loans outstanding in our Statements of Condition.
The capital stock requirements established in our Capital Plan are designed so that we remain adequately capitalized as member activity changes. To ensure we remain adequately capitalized, our Board of Directors may make adjustments to the capital stock requirements within ranges established in our Capital Plan. All capital stock issued is subject to a five year notice of redemption period.
Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. On January 4, 2012, we reduced our operational threshold for repurchasing excess activity-based capital stock from $50,000 to zero. In addition, effective April 27, 2012, we began repurchasing all excess activity-based capital stock on a daily basis. As a result, we had no excess capital stock at December 31, 2012. At December 31, 2011, our excess capital stock (including excess mandatorily redeemable capital stock) totaled $80.7 million.
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
If we are liquidated, after payment in full to our creditors, our stockholders will be entitled to receive the par value of their capital stock as well as any retained earnings, in an amount proportional to the stockholder's share of the total shares of capital stock. In the event of a merger or consolidation, our Board of Directors shall determine the rights and preferences of our stockholders, subject to applicable Finance Agency regulations, as well as any terms and conditions imposed by the Finance Agency.

The following table summarizes our regulatory capital (dollars in millions):

	December 31,
	2012	2011
Commercial banks	$891	$1,018
Thrifts	97	109
Credit unions	109	112
Insurance companies	966	870
Total GAAP capital stock	2,063	2,109
Mandatorily redeemable capital stock	9	6
Total regulatory capital stock[1]	2,072	2,115
Retained earnings	622	569
Total regulatory capital	$2,694	$2,684

1
Approximately 71 and 73 percent of our total regulatory capital stock outstanding at December 31, 2012 and 2011 was activity-based capital stock that fluctuates with the outstanding balances of advances made to members and mortgage loans purchased from members.

Mandatorily Redeemable Capital Stock
We reclassify capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) at the time shares meet the definition of a mandatorily redeemable financial instrument. This occurs after a member provides written notice of redemption, gives notice of intention to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or other involuntary termination from membership.
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
For GAAP purposes, mandatorily redeemable capital stock is not included as a component of capital. For determining compliance with our regulatory capital requirements, the Finance Agency requires that such outstanding capital stock be considered capital. At December 31, 2012 and 2011, we had $9.6 million and $6.2 million of mandatorily redeemable capital stock. For additional information on our mandatorily redeemable capital stock, refer to "Item 8. Financial Statements and Supplementary Data — Note 16 — Capital."
RETAINED EARNINGS
Our ERMP requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we, as determined by our Board of Directors, will establish an action plan to enable us to return to our targeted level of retained earnings within twelve months. At December 31, 2012, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.
In 2011, to enhance our capital position, we entered into a JCE Agreement with the other 11 FHLBanks. The JCE Agreement requires each FHLBank to allocate that portion of its earnings historically paid to satisfy the REFCORP obligation to a separate RREA until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. At December 31, 2012 and 2011, we maintained a RREA balance of $28.8 million and $6.5 million. For more information relating to the JCE Agreement, see "Item 1. Business — Capital and Dividends — Retained Earnings."

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
Prior to 2012, we paid the same dividend for both membership and activity-based capital stock. Beginning with the dividend for the first quarter of 2012, declared and paid in the second quarter of 2012, we differentiated dividend payments between membership and activity-based capital stock. Our Board of Directors believes any excess returns on capital stock above an appropriate benchmark rate that are not retained for capital growth should be returned to members that utilize our product and service offerings. Our current philosophy is to pay a membership capital stock dividend similar to a benchmark rate of interest, such as average-three month LIBOR, and an activity-based capital stock dividend, when possible, at least 50 basis points in excess of the membership capital stock dividend. Our actual dividend payout continues to be determined quarterly by our Board of Directors, based on policies, regulatory requirements, financial projections, and actual performance.
During 2012, 2011, and 2010, we paid aggregate cash dividends of $58.5 million, $64.9 million, and $61.1 million. The effective combined annualized dividend rate paid on both subclasses of capital stock during 2012, 2011, and 2010 was 2.82 percent, 3.00 percent, and 2.50 percent. The annualized dividend rates paid on membership and activity-based capital stock during 2012 were 1.12 percent and 3.50 percent. Average three-month LIBOR was 0.43 percent, 0.33 percent, and 0.34 percent for 2012, 2011, and 2010.

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

Fair Value Measurements

We record trading securities, AFS securities, derivative assets and liabilities, certain other assets, and certain consolidated obligations for which the fair value option has been elected at fair value in the Statements of Condition on a recurring basis and on occasion, certain impaired MPF loans and REO on a non-recurring basis. Fair value is a market-based measurement and is defined as the price received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date under current market conditions. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, we are required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom we would transact in that market.

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
For external pricing models, we annually review the vendors' pricing processes, methodologies, and control procedures for reasonableness. For internal pricing models, the underlying assumptions are based on management's best estimates for discount rates, prepayments, market volatility, and other factors. The assumptions used in both external and internal pricing models could have a significant effect on the reported fair values of assets and liabilities, including the related income and expense. The use of different assumptions, as well as changes in market conditions, could result in materially different values.

We categorize our financial instruments carried at fair value into a three-level hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs used to value the asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. At December 31, 2012 and 2011, we did not carry any financial assets or liabilities, measured on a recurring basis, at fair value in our Statements of Condition based on unobservable inputs.

VALUATION OF DERIVATIVES

Prior to December 31, 2012, we utilized the LIBOR Swap curve and a volatility assumption to estimate the fair value of our interest-related derivatives. During the fourth quarter of 2012, we observed an increasing trend in the use of the overnight-index swap (OIS) curve by other market participants to value collateralized derivative contracts. We performed an assessment of market participants and determined the OIS curve was the appropriate curve to be used for valuation of our collateralized interest rate derivatives. As such, effective December 31, 2012, we utilized the OIS curve and a volatility assumption to estimate the fair value of our interest-related derivatives. This change in valuation was not material to the overall fair value measurement of interest-related derivatives.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 18 — Fair Value” for additional discussion on our fair value measurements.

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

•
Short-cut hedge accounting. Transactions that meet certain criteria qualify for short-cut hedge accounting in which an assumption can be made that the change in fair value of a hedged item due to changes in the benchmark interest rate exactly offsets the change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair value of the hedged asset or liability.

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

Changes in the fair value of a derivative that is designated as a fair value hedge, along with changes in the fair value of the hedged item are recorded in other (loss) income as “Net loss on derivatives and hedging activities.” The amount by which the change in fair value of the derivative differs from the change in fair value of the hedged item is known as hedge ineffectiveness.

ECONOMIC HEDGES
An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under our risk management program. Changes in the fair value of a derivative that is designated as an economic hedge are recorded in other (loss) income as “Net loss on derivatives and hedging activities” with no offsetting fair value adjustments for the underlying assets, liabilities, or firm commitments, unless changes in the fair value of the asset or liability are normally marked to fair value through earnings (e.g., trading securities and fair value option instruments). As a result, economic hedges introduce the potential for earnings variability.
ACCRUED INTEREST RECEIVABLES AND PAYABLES
The net settlements of interest receivables and payables related to derivatives designated as fair value hedges are recognized as adjustments to the interest income or interest expense of the designated hedged item. The net settlements of interest receivables and payables related to derivatives designated as economic hedges are recognized in other (loss) income as “Net loss on derivatives and hedging activities.”
DISCONTINUANCE OF HEDGE ACCOUNTING
We discontinue fair value hedge accounting prospectively when either (i) we determine that the derivative is no longer effective in offsetting changes in the fair value of a hedged item due to changes in the benchmark interest rate, (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised, (iii) a hedged firm commitment no longer meets the definition of a firm commitment, or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate.
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

Allowance for Credit Losses

We have an allowance for credit losses methodology for each of our financing receivable portfolio segments: advances, letters of credit, and other extensions of credit to borrowers (collectively, credit products), government-insured mortgage loans held for portfolio, conventional mortgage loans held for portfolio, term securities purchased under agreements to resell, and term Federal funds sold. The following discussion highlights those methodologies that we consider critical to our financial results. For a complete discussion of our allowance methodologies, refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses.”

CREDIT PRODUCTS

We manage our credit exposure to credit products through an approach that provides for an established credit limit for each borrower, ongoing reviews of each borrower's financial condition, and detailed collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our borrowers in accordance with the FHLBank Act, Finance Agency regulations, and other applicable laws.

We are required by regulation to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the unpaid principal balance or market value, if available, of the collateral. Eligible collateral includes (i) whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and FFELP guaranteed student loans, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each member's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

Taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At December 31, 2012 and 2011, we had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of our outstanding extensions of credit.

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on our credit products, management has determined that there are no probable credit losses on our credit products as of December 31, 2012 and 2011. Accordingly, we have not recorded any allowance for credit losses.

GOVERNMENT-INSURED MORTGAGE LOANS

We invest in government-insured fixed rate mortgage loans secured by one-to-four family residential properties. Government-insured mortgage loans are insured by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government mortgage loans. Any principal losses incurred on such mortgage loans that are not recovered from the guarantor are absorbed by the servicers. As a result, we did not establish an allowance for credit losses for our government-insured mortgage loans at December 31, 2012 and 2011. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage loan portfolio at the balance sheet date. At December 31, 2012 and 2011, our allowance for credit losses on conventional mortgage loans was $15.8 million and $19.0 million. The measurement of our allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, (iii) estimating additional credit losses in the conventional mortgage loan portfolio, and (iv) considering the recapture of performance-based credit enhancement fees from the PFI, if available.

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

Individually Identified Conventional Mortgage Loans

We individually evaluate certain conventional mortgage loans for impairment, including troubled debt restructurings (TDRs) and collateral-dependent loans. TDRs occur when we grant a concession to a borrower that we would not otherwise consider for economic or legal reasons related to the borrower's financial difficulties. Our TDRs include loans granted under our temporary loan modification plan and loans discharged under Chapter 7 bankruptcy. We generally measure impairment of TDRs based on the present value of expected future cash flows discounted at the loan's effective interest rate. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. We consider TDRs where principal or interest is 60 days or more past due to be collateral-dependent. We measure impairment of collateral-dependent loans based on the estimated fair value of the underlying collateral less selling costs.

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

Other-Than-Temporary Impairment

We evaluate our individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. A security is considered impaired when its fair value is less than its amortized cost basis. We consider an OTTI to have occurred under any of the following circumstances:

•	we have an intent to sell the impaired debt security;

•	based on available evidence, we believe it is more likely than not that we will be required to sell the impaired debt security before the recovery of its amortized cost basis; or

•	we do not expect to recover the entire amortized cost basis of the impaired debt security.

If either of the first two conditions is met, we recognize an OTTI charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the reporting date. If neither of the first two conditions is met, we perform an analysis to determine if we will recover the entire amortized cost basis of the debt security, which includes a cash flow analysis for private-label MBS. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors is recognized in accumulated other comprehensive income. The credit loss on a debt security is limited to the amount of that security's unrealized loss. The total OTTI is presented in the Statements of Income with an offset for the amount of the non-credit portion of OTTI that is recognized in accumulated other comprehensive income, if applicable. To date, we have never experienced an OTTI loss.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The legislative and regulatory environment in which we operate continues to undergo rapid change driven principally by reforms under the Housing Act and the Dodd-Frank Act. We expect the Housing Act and the Dodd-Frank Act as well as plans for housing finance and GSE reform to result in still further changes to this environment. Business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Developments Under the Dodd-Frank Act Impacting Derivative Transactions

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge our interest rate and other risks. As a result of these requirements, beginning on June 10, 2013, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Derivative transactions that are not required to be cleared will be subject to mandatory reporting, documentation, minimum margin and capital, and other requirements.

MANDATORY CLEARING
The Commodity Futures Trading Commission (CFTC) issued its first set of mandatory clearing determinations on November 29, 2012 (first mandatory clearing determination), which will subject four classes of interest rate swaps and two classes of credit default swaps to mandatory clearing beginning in the first quarter of 2013.
Certain interest rate swaps in which we transact fall within the scope of the first mandatory clearing determination and, as such, we will be required to clear those swaps. Implementation of the first mandatory clearing determination will be phased in; we are classified as a "category 2 entity" and therefore have to comply with the mandatory clearing requirement for the specified interest rate swaps that we execute on or after June 10, 2013. The CFTC is expected to issue additional mandatory clearing determinations in the future with respect to other types of derivative transactions, which could include certain interest rate swaps entered into by us that are not within the scope of the first mandatory clearing determination.
The CFTC has approved an end-user exception to mandatory clearing that would exempt derivative transactions that we may intermediate for our members with $10 billion or less in assets; the exception applies only if the member uses the swaps to hedge or mitigate its commercial risk and the reporting counterparty for such swaps complies with certain additional reporting requirements. As a result, any such intermediated swaps may be subject to mandatory clearing or may be subject to applicable new requirements for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades).
COLLATERAL REQUIREMENTS FOR CLEARED SWAPS
Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivative transactions more costly. In addition, mandatory clearing has required us to enter into new relationships and accompanying documentation with clearing members and additional documentation with our swap counterparties.

The CFTC has issued a final rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis (the LSOC Model). Pursuant to the LSOC Model, although customer collateral must be segregated on an individual customer basis on the books of a futures commission merchant (FCM) and derivatives clearing organization, it may be commingled with the collateral of other customers of the same FCM in one physical account. The LSOC model affords greater protection to collateral posted for cleared swaps than is currently afforded to collateral posted for futures contracts. However, because of operational and investment risks inherent in the LSOC Model, and because of certain provisions applicable to FCM insolvencies under the U.S. Bankruptcy Code, the LSOC Model does not afford complete protection to cleared swaps customer collateral in the event of an FCM insolvency. Accordingly, a major consideration in our decision to establish and maintain a clearing relationship with an FCM is our assessment of the financial soundness of the FCM.
DEFINITION OF CERTAIN TERMS UNDER NEW DERIVATIVE REQUIREMENTS

The Dodd-Frank Act requires swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Although we have a substantial portfolio of derivative transactions that are entered into for hedging purposes, and may engage in intermediated swaps with our members in the future, based on the definitions in the final rules jointly issued by the CFTC and the SEC in April 2012, we do not expect to be required to register as either a major swap participant or as a swap dealer.
Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and the SEC in July 2012 to further define the term “swap,” call and put optionality in certain advances to our members will not be treated as “swaps” so long as the optionality relates solely to the interest rate on the advance. Accordingly, we do not expect the new derivative regulations to affect our ability to offer these advances to members.
MARGIN FOR UNCLEARED DERIVATIVE TRANSACTIONS

The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, minimum margin and capital, and other requirements. The CFTC, the Finance Agency, and other federal bank regulators proposed margin requirements for uncleared trades in 2011. Under the proposed margin rules, we would have to post both initial margin and variation margin to our swap dealers and major swap participant counterparties, but may be eligible in both instances for modest unsecured thresholds as a “low-risk financial end user.” Pursuant to additional Finance Agency provisions, we would be required to collect both initial margin and variation margin from our swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by us, making such trades more costly. Final margin rules are not expected until the second quarter of 2013 at the earliest and, accordingly, it is not likely that we will have to comply with such requirements until the end of 2013.
DOCUMENTATION FOR UNCLEARED TRANSACTIONS

Certain of the CFTC's final rules, once effective, will require us to amend our existing bilateral swap documentation with swap dealers. To facilitate amendment of the agreements, the International Swap and Derivatives Association (ISDA) has initiated a protocol process, which allows multiple counterparty adherents to the same protocol to amend existing bilateral documentation with other adhering counterparties without having to negotiate changes to individual agreements. The first of these protocols is the August 2012 Protocol, which addressed documentation changes required by the CFTC's adoption in February 2012 of final external business conduct standards and other requirements imposed on swap dealers and major swap participants when dealing with counterparties. The external business conduct standards rules prohibit certain abusive practices and require disclosure of certain material information to counterparties. In addition, swap dealers and major swap participants must conduct due diligence relating to their dealings with counterparties. We adhered to the August 2012 Protocol in December 2012 and have effectively amended agreements with all of our swap dealer counterparties by completing the exchange of questionnaires with those required by the protocol.

In September 2012, the CFTC finalized rules regarding certain new documentation requirements for uncleared trades, including requirements for new dispute resolution and portfolio valuation and reconciliation provisions, new representations regarding applicable insolvency regimes, and possible changes to our existing credit support arrangements with our swap dealer counterparties. ISDA has published a second protocol in draft to address these new documentation requirements, and we are currently evaluating the protocol's provisions. Our swap documentation with swap dealers must comply with certain requirements contained in the September 2012 CFTC rules by July 1, 2013. The final rules also impose requirements with respect to when swap dealers and major swap participants must deliver acknowledgments of, and execute confirmations for, uncleared trades with us. These timing requirements will be phased in between December 31, 2012 and March 1, 2014.

Additional changes to our swap documentation are expected to be required by additional Dodd-Frank Act rules, including the margin requirements for uncleared swaps, that have not yet been finalized. We will consider adhering to future ISDA protocols to address the foregoing requirements.
RECORDKEEPING AND REPORTING

Compliance dates for the new recordkeeping and reporting requirements for all of our cleared and uncleared swaps have now been established. We currently comply with recordkeeping requirements for our swaps that were in effect on or after July 21, 2010 and, beginning on April 10, 2013, we will have to comply with new recordkeeping requirements for swaps entered into on or after April 10, 2013. For interest rate swaps that we enter into with swap dealers, the swap dealers are currently required to comply with reporting requirements applicable to such swaps, including real-time reporting requirements. We will be required to comply with reporting requirements, including real-time reporting requirements, for any swaps that we may intermediate for our members beginning on April 10, 2013.
We, together with the other FHLBanks, will continue to monitor the Dodd-Frank Act rulemakings and the overall regulatory process to implement the derivative reforms prescribed by that legislation. We will also continue to work with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.
Developments Impacting Systemically Important Nonbank Financial Companies
FINAL RULE AND GUIDANCE ON THE SUPERVISION AND REGULATION OF CERTAIN NONBANK FINANCIAL COMPANIES

The Financial Stability Oversight Council (the Oversight Council) issued a final rule and guidance effective May 11, 2012 on the standards and procedures the Oversight Council employs in determining whether to designate a nonbank financial company for supervision by the Federal Reserve and to be subject to certain prudential standards. The guidance issued with this final rule provides that the Oversight Council expects to use a process in making its determinations consisting of:

•
a first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of December 31, 2012, we had $47.4 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding. As of December 31, 2012, we had $43.0 billion in total outstanding consolidated obligations, our principal form of outstanding debt;

•
a second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	a third stage analyzing the subject nonbank financial company using information collected directly from it.
The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for us, the Finance Agency). A nonbank financial company that the Oversight Council proposes to designate for additional supervision (for example, periodic stress testing) and prudential standards (such as heightened liquidity or capital requirements) under this rule has the opportunity to contest the designation. If we were designated by the Oversight Council for supervision by the Federal Reserve and subject to additional Federal Reserve prudential standards, our operations and business could be adversely impacted by any resulting additional costs, liquidity or capital requirements, and/or restrictions on business activities.

OVERSIGHT COUNCIL RECOMMENDATIONS REGARDING MONEY MARKET MUTUAL FUND (MMF) REFORM

The Oversight Council requested comments with a comment deadline of February 15, 2013 on certain proposed recommendations for structural reforms of MMFs. The Oversight Council has stated that such reforms are intended to address the structural vulnerabilities of MMFs. The demand for FHLBank System consolidated obligations may be impacted by the structural reform ultimately adopted. Accordingly, such reforms could cause our funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact our results of operations.
Developments Under the Finance Agency

FINANCE AGENCY FINAL RULE ON PRUDENTIAL MANAGEMENT AND OPERATIONS STANDARDS

On June 8, 2012, the Finance Agency issued a final rule, as required by the Housing Act, regarding prudential standards for the operation and management of the FHLBanks, including among other things, internal controls and information systems, internal audit systems, market and interest rate risks, liquidity, asset growth, investments, credit and counterparty risk management, and records maintenance. The rule requires an FHLBank that fails to meet a standard to file a corrective action plan with the Finance Agency within 30 calendar days or such other time period established by the Finance Agency. If an acceptable corrective action plan is not submitted by the deadline or the terms of such a plan are not complied within material respects, the Director of the Finance Agency can impose sanctions, such as limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock. The final rule became effective August 7, 2012.

PROPOSED GUIDANCE ON COLLATERALIZATION OF ADVANCES AND OTHER CREDIT PRODUCTS PROVIDED TO INSURANCE COMPANY MEMBERS

On October 5, 2012, the Finance Agency published a notice requesting comments with a comment deadline of December 4, 2012 on a proposed Advisory Bulletin which sets forth standards to guide the Finance Agency in its supervision of secured lending to insurance company members by the FHLBanks. The Finance Agency's notice states that the proposed standards are intended to address the risks inherent in FHLBank lending to insurance company members, which arise from the different state's statutory and regulatory regimes and statutory accounting principles and reporting practices applicable to insurance companies. The proposed standards include consideration of, among other things:

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

ADVANCE NOTICE OF PROPOSED RULEMAKING ON STRESS-TESTING REQUIREMENTS

On October 5, 2012, the Finance Agency issued a notice of proposed rulemaking with a comment deadline of December 4, 2012 that would implement a provision in the Dodd-Frank Act that requires all financial companies with assets over $10 billion to conduct annual stress tests, which will be used to evaluate an institution's capital adequacy under various economic conditions and financial conditions. The Finance Agency proposes to issue annual guidance to describe the baseline, adverse, and severely adverse scenarios and methodologies that the FHLBanks must follow in conducting their stress tests, which, as required by the Dodd-Frank Act, would be generally consistent and comparable to those established by the Federal Reserve. An FHLBank would be required to provide an annual report on the results of the stress tests to the Finance Agency and the Federal Reserve and to then publicly disclose a summary of such report within 90 days.

Other Significant Developments
CONSUMER FINANCIAL PROTECTION BUREAU (CFPB) FINAL QUALIFIED MORTGAGE RULE
The CFPB issued a final rule with an effective date of January 14, 2014, establishing new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay the mortgage. Lenders are not required to consider whether a borrower has the ability to repay certain types of loans, such as home equity lines of credit, timeshare plans, reverse mortgages, and temporary loans.
The final rule provides for a rebuttable safe harbor from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender's mortgage, provided that the mortgage meets the requirements to be considered a Qualified Mortgage Loan (QM). QMs are home loans that are either eligible for Fannie Mae or Freddie Mac to purchase or otherwise satisfy certain underwriting standards. The standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly payment for mortgage, monthly payment for other loan obligations, and the borrower's total debt-to-income ratio. Further, the underwriting standards for a QM prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. On the same date as it issued the final QM standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or under-served areas to treat first lien balloon mortgage loans that they offer as QMs. Many of our members offer balloon mortgages. If such mortgages are not treated as QMs under final CFPB regulation, this is likely going to reduce mortgage lending by our members. Comments were due February 25, 2013.
The safe harbor from liability for QMs could incent lenders, including our members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This could reduce the overall level of members' mortgage loan lending and, in turn, reduce demand for FHLBank advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected.

BASEL COMMITTEE ON BANKING SUPERVISION LIQUIDITY FRAMEWORK

On January 6, 2013, the Basel Committee on Banking Supervision (the Basel Committee) announced amendments to the Basel liquidity standards, including the Liquidity Coverage Ratio (LCR). The amendments include the following: (i) revisions to the definition of high-quality liquid assets (HQLA) and net cash outflows, (ii) a timetable for phase-in of the standard, (iii) a reaffirmation of the usability of the stock of liquid assets in periods of stress, including during the transition period, and (iv) an agreement for the Basel Committee to conduct further work on the interaction between the LCR and the provision of central bank facilities. Under the amendments, the LCR buffer could rest at 60 percent of outflows over a 30-day period when the rule becomes effective in 2015, and then increase steadily until reaching 100 percent four years later. The definition of HQLA has been amended to expand the eligible assets, including residential mortgage assets. In late February 2013, it was reported that the U.S. banking regulators expect to customize the Basel III liquidity rules to an extent and expect to issue their final rules later in 2013.

BASEL COMMITTEE ON BANKING SUPERVISON CAPITAL FRAMEWORK

In September 2010, the Basel Committee approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (the Agencies) concurrently published three joint notices of proposed rulemaking (NPRs) seeking comments on comprehensive revisions to the Agencies' capital framework to incorporate the Basel Committee's new capital framework. These revisions, among other things, would have:

•	implemented the Basel Committee's capital standards related to minimum requirements, regulatory capital, and additional capital buffers;

•	revised the methodologies for calculation risk-weighted assets in the general risk-based capital rules, including residential mortgage assets; and

•	revised the approach by which large banks determine their capital adequacy.
On November 9, 2012, the federal banking regulators announced that they were indefinitely delaying the effective date for the implementation of the Basel III capital requirements.

NATIONAL CREDIT UNION ADMINISTRATION PROPOSED RULE ON ACCESS TO EMERGENCY LIQUIDITY

On July 30, 2012, the National Credit Union Administration (NCUA) published a proposed rule with a comment deadline of September 28, 2012, requiring, among other things, that federally-insured credit unions of $100 million or larger must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. Government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve's discount window. The proposed rule does not include FHLBank membership as an emergency liquidity source. If the rule is issued as proposed, it may adversely impact our results of operations if it causes our federally-insured credit union members to favor these federal liquidity sources over FHLBank membership or advances.
Other Significant Developments
HARP, HAMP AND OTHER FORECLOSURE PREVENTION EFFORTS
In 2012, the Finance Agency, Fannie Mae, and Freddie Mac announced a series of changes that were intended to assist more eligible borrowers who can benefit from refinancing their home mortgages. The changes include lowering or eliminating certain risk-based fees, removing the current 125 percent loan-to-value ceiling on fixed-rate mortgages that are purchased by Fannie Mae and Freddie Mac, waiving certain representations and warranties, eliminating the need for a new property appraisal, and extending the end date for the program until December 31, 2013 for loans originally sold to Fannie Mae and Freddie Mac on or before May 31, 2009.
Other federal agencies have also implemented other programs during the past few years intended to prevent foreclosure. These programs focus on lowering a homeowner's monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals, such as expansive principal write-downs or principal forgiveness (including new short-sale or deed in lieu of foreclosure programs), or converting delinquent borrowers into renters and conveying the properties to investors, have gained some popularity as well. If the Finance Agency requires us to offer a similar refinancing option for our investments in mortgage loans, our income from those investments could decline.
Further, settlements announced in 2012 and 2013 with the banking regulators, the federal government and the nation's largest mortgage servicers and states attorneys' general are also likely to focus on loan modifications and principal write-downs. In late January 2013, the U.S. Treasury Department (Treasury Department) announced that it is expanding refinancing programs for homeowners whose mortgages are greater than their home value to include mortgages underlying private-label MBS. These programs, proposals, and settlements could ultimately impact the value of and the returns from our investments in MBS and mortgage loans.
HOUSING FINANCE AND HOUSING GSE REFORM

The new Congress is expected to continue consideration of possible reforms to the secondary mortgage market, including the resolution of the Enterprises. During the last Congress, at least ten separate bills were introduced in the House of Representatives that would have affected the Enterprises in a variety of significant ways. While none of the bills would have directly impacted the FHLBanks, it is expected that legislation to reform housing finance and housing GSEs (including the FHLBanks) will again be a high priority in the House Financial Services Committee and the Senate Banking Committee. Any changes to the U.S. housing finance system could have consequences for the FHLBanks as we seek to provide access to liquidity for our members.

Outside of Congress, several federal agencies have taken action over the past year to lay the groundwork for a new U.S. housing finance structure. In February 2012, the Finance Agency announced a Strategic Plan that declared the Enterprises are no longer “financially viable” and unveiled plans to create a single securitization platform and establish national standards for mortgage securitization. In the summer of 2012, the Treasury Department announced a set of modifications to the preferred stock purchase agreements between the Treasury Department and the Finance Agency as conservator of Fannie Mae and Freddie Mac to help expedite the wind down of the Enterprises. The changes require all future earnings from the Enterprises to be turned over to the Treasury Department and require the accelerated wind down of their retained mortgage portfolios. By not allowing the Enterprises to retain any profits, these changes effectively ensure that the Enterprises will never be allowed to recapitalize themselves and return to the market in their previous structure. While it is unclear how quickly the Enterprises might be wound down, it is apparent from these actions that changes to the U.S. mortgage finance system could occur in the not too distant future. However, it is impossible to determine at this time whether or when Congress or the Administration may act on housing GSE or housing finance reform. The ultimate effects of these efforts on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

OFF-BALANCE SHEET ARRANGEMENTS
Our significant off-balance sheet arrangements consist of the following:

•	joint and several liability for consolidated obligations issued on behalf of the other 11 FHLBanks;

•	standby letters of credit; and

•	standby bond purchase agreements.

For a complete discussion of our off-balance sheet arrangements, refer to "Item 8 — Financial Statements and Supplementary Data — Note 19 — Commitments and Contingencies."

CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations due by payment period at December 31, 2012 (dollars in millions):

	Payments Due by Period
	< 1 Year	1 to 3 Years	>3 to 5 Years	>5 Years	Total
Bonds[1]	$21,492	$4,862	$3,510	$4,291	$34,155
Operating leases	1	2	2	9	14
Mandatorily redeemable capital stock	—	5	3	1	9
Commitments to purchase mortgage loans	96	—	—	—	96
Pension and postretirement contributions[2]	1	1	1	2	5
Total	$21,590	$4,870	$3,516	$4,303	$34,279

1	Excludes contractual interest payments related to bonds. Total is based on contractual maturities; the actual timing of payments could be impacted by factors affecting redemptions.

2	Represents the future funding contribution for our DB Plan and the scheduled benefit payments for our other unfunded benefit plans.

RISK MANAGEMENT

We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, and business risk. Our primary objective is to manage assets, liabilities, and derivative exposures in ways that protect the par redemption value of our capital stock from risks, including fluctuations in market interest rates and spreads. In line with this objective, our ERMP establishes risk measures to monitor our market and liquidity risk. The following is a list of the risk measures in place at December 31, 2012 and whether or not they are monitored by a policy limit:

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

Market Risk

We define market risk as the risk that Market Value of Capital Stock (MVCS) or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during 2012 and 2011. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements. Our key market risk measures are MVCS Sensitivity and Economic Value of Capital Stock (EVCS).

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
The method for calculating fair value is dependent on the instrument type. Option-free instruments, such as plain vanilla interest rate swaps, bonds, and advances require an assessment of the future course of interest rates. Once the course of interest rates has been specified and the expected cash flows determined, the appropriate forward rates are used to discount the future cash flows to a fair value. Options and option-embedded instruments, such as cancelable interest rate swaps, swaptions, interest rate caps and floors, callable bonds, and mortgage-related instruments, are typically evaluated using an interest rate tree (lattice) or Monte Carlo simulations that generate a large number of possible interest rate scenarios.
Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. Changes in any models or in any of the assumptions, judgments, or estimates used in the models may cause the results generated by the model to be materially different. Our risk computations require the use of instantaneous shifts in assumptions, such as interest rates, spreads, volatilities, and prepayment speeds. These computations may differ from our actual interest rate risk exposure because they do not take into account any portfolio re-balancing and hedging actions that are required to maintain risk exposures within our policies and guidelines. Management has adopted controls, procedures, and policies to monitor and manage assumptions used in these models.

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

The MVCS calculation uses market prices, as well as interest rates and volatilities, and assumes a static balance sheet. The timing and variability of balance sheet cash flows are calculated by an internal model. To ensure the accuracy of the MVCS calculation, we reconcile the computed market prices of complex instruments, such as derivatives and mortgage assets, to market observed prices or dealers' quotes.

Interest rate risk stress tests of MVCS involve instantaneous parallel and non-parallel shifts in interest rates. The resulting percentage change in MVCS from the base case value is an indication of longer-term repricing risk and option risk embedded in the balance sheet.

To protect the MVCS from large interest rate swings, we use hedging transactions, such as entering into or canceling interest rate swaps, caps, and floors, issuing fixed rate and callable debt, and altering the funding structures supporting MBS and MPF purchases.

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

During the first quarter of 2008, due to the low interest rate environment, our Board of Directors suspended indefinitely the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario. In October 2012, our Board of Directors amended the suspension by approving a rule for compliance to the down 200 basis point scenario that reinstates/suspends the associated policy limit when the 10-year swap rate increases above/drops below 2.50 percent. At December 31, 2012, the 10-year swap rate was 1.82 percent and therefore the suspension remained in effect. During the third quarter of 2011, Bank management temporarily suspended the policy limits pertaining to the down 50 and 100 basis point parallel interest rate shift scenarios while it reviewed the current MVCS sensitivity methodology. This suspension was lifted during the first quarter of 2012.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at December 31, 2012 and 2011:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2012	$108.0	$111.7	$114.9	$116.6	$117.6	$116.6	$110.3
2011	$99.6	$102.5	$105.1	$105.8	$106.8	$105.0	$97.5

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2012	(7.4)%	(4.3)%	(1.5)%	—%	0.8%	—%	(5.4)%
2011	(5.8)%	(3.2)%	(0.7)%	—%	0.9%	(0.7)%	(7.8)%

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at December 31, 2012 and 2011:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2012	$112.0	$114.8	$116.0	$116.6	$117.3	$116.6	$112.1
2011	$103.6	$104.9	$105.5	$105.8	$106.8	$106.5	$100.4

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2012	(4.0)%	(1.5)%	(0.5)%	—%	0.5%	—%	(3.9)%
2011	(2.0)%	(0.9)%	(0.3)%	—%	0.9%	0.7%	(5.1)%

The increase in base case MVCS at December 31, 2012 when compared to December 31, 2011 was primarily attributable to the following factors:

•
Adjusted net income earned, net of dividend. During 2012, our adjusted net income earned, net of dividend, increased our equity position, thereby increasing MVCS. For additional information on our adjusted net income measure, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings."

•
Decreased advance pricing spread. The spreads we charged over our funding costs on new advances decreased at December 31, 2012 when compared to December 31, 2011. This had a positive impact on MVCS as it increased the value of existing advances.

•
Decreased interest rate volatility. Decreased interest rate volatility during 2012 had a positive impact on MVCS primarily through its impact on the value of mortgage-related assets. As interest rate volatility decreased, the value of the prepayment option to homeowners embedded in the mortgage-related assets decreased, thereby increasing the value of the assets.

•
Increased funding costs relative to LIBOR and swap rates. During 2012, our funding costs relative to LIBOR and swap rates increased, thereby decreasing the present value of our liabilities that fund mortgage assets and increasing MVCS.

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

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at December 31, 2012 and 2011:

Economic Value of Capital Stock (dollars per share)
2012	$126.0
2011	$119.9

The increase in our EVCS at December 31, 2012 when compared to December 31, 2011 was primarily attributable to the following factors:

•
Updated internal prepayment model. During the third quarter of 2012, we updated our internal prepayment model in order to generate prepayment speeds that were more aligned with actual prepayment experience. This model change had a positive impact on EVCS as it slowed down the projected speed of mortgage prepayments and extended our future cash flows.

•
Decreased interest rate volatility. Decreased interest rate volatility during 2012 had a positive impact on EVCS primarily through its impact on the value of mortgage-related assets. As interest rate volatility decreased, the value of the prepayment option to homeowners embedded in the mortgage-related assets decreased, thereby increasing the value of the assets.

The increase in our EVCS was partially offset by increased funding costs relative to LIBOR and swap rates during 2012. This had a negative impact on EVCS as the value of our assets decreased more than the value of our liabilities.

DERIVATIVES
We use derivatives to manage the interest rate risk, including mortgage prepayment risk, in our Statements of Condition. Finance Agency regulations and our ERMP establish guidelines for derivatives, prohibit trading in or the speculative use of derivatives, and limit credit risk arising from derivatives.

Our current hedging strategies include hedges of specific assets and liabilities that qualify for fair value hedge accounting and economic hedges that are used to reduce overall market risk exposure in our Statements of Condition. All hedging strategies are approved by our Asset-Liability Committee. The following table summarizes our approved and utilized derivative hedging strategies (dollars in millions):

			December 31,
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	2012 Notional Amount	2011 Notional Amount
Advances
Pay-fixed, receive floating interest rate swap (without options)[1]	Converts the advance's fixed rate to a variable rate index.	Fair Value	$6,009	$6,766
		Economic	42	—
Pay-fixed, receive floating interest rate swap (with options)[1]	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	2,720	3,468
Pay float, receive floating basis swap[2]	Reduces interest rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index.	Economic	200	200
Investments
Pay-fixed, receive floating interest rate swap[3]	Converts the investment's fixed rate to a variable rate index.	Fair Value	588	452
		Economic	1,049	594
Mortgage Loans
Forward settlement agreement	Protects against changes in market value of fixed rate mortgage delivery commitments resulting from changes in interest rates.	Economic	93	91
Bonds
Receive-fixed, pay floating interest rate swap (without options)[4]	Converts the bond's fixed rate to a variable rate index.	Fair Value	12,799	12,757
		Economic	1,213	607
Receive-fixed, pay floating interest rate swap (with options)[4]	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	1,533	6,426
		Economic	—	15
Receive float, pay floating basis swap[5]	Reduces interest rate sensitivity and repricing gaps by converting the bond's variable rate to a different variable rate index.	Economic	1,865	2,675
Discount Notes
Receive-fixed, pay floating interest rate swap[6]	Converts the discount note's fixed rate to a variable rate index.	Economic	—	3,471
Balance Sheet
Interest rate cap	Protects against changes in income of certain assets due to increases in interest rates.	Economic	3,450	3,450
Stand-Alone Derivatives
Mortgage delivery commitment	Protects against fair value risk associated with fixed rate mortgage purchase commitments.	Economic	96	90
Total			$31,657	$41,062

1	At December 31, 2012 and 2011, the par value of fixed rate advances outstanding was $17.3 billion and $18.0 billion, of which 51 and 57 percent were swapped to a variable rate index.

2	At December 31, 2012 and 2011, the par value of variable rate advances outstanding was $8.8 billion and $7.7 billion, of which two and three percent were swapped to a variable rate index.

3
At December 31, 2012 and 2011, the fair value of fixed rate trading securities outstanding was $1.1 billion and $0.7 billion and all of these trading securities were swapped to a variable rate index. At December 31, 2012 and 2011, the amortized cost of fixed rate AFS securities outstanding was $1.5 billion and $1.4 billion, of which 43 and 34 percent were swapped to a variable rate index.

4	At December 31, 2012 and 2011, the par value of fixed rate bonds outstanding was $26.1 billion and $35.1 billion, of which 60 and 56 percent were swapped to a variable rate index.

5	At December 31, 2012 and 2011, the par value of variable rate bonds outstanding was $8.1 billion and $2.7 billion, of which 23 and 100 percent were swapped to a variable rate index.

6	At December 31, 2011, the par value of fixed rate discount notes outstanding was $6.8 billion, of which 51 percent was swapped to a variable rate index.

Advances
We make advances to our members and eligible housing associates on the security of eligible collateral. We issue fixed and variable rate advances, callable advances, and putable advances. The optionality embedded in certain advances can create additional interest rate risk. When a borrower prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance was reinvested in lower-yielding assets that continue to be funded by higher-costing debt. To protect against this risk, we charge a prepayment fee that makes us financially indifferent to a borrower's decision to prepay an advance. When we offer advances (other than overnight advances) that a borrower may prepay without a prepayment fee, we generally finance such advances with callable debt or otherwise hedge the embedded option.
Mortgage Assets
We manage the interest rate risk, including mortgage prepayment risk, associated with mortgage assets using a combination of debt issuance and derivatives. We may use derivative agreements to transform the characteristics of mortgage assets to more closely match the characteristics of the related funding.
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
Consolidated Obligations
We manage the risk of changing market prices of a consolidated obligation by matching the cash inflows on the derivative agreement with the cash outflows on the consolidated obligation. While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank serves as sole counterparty to derivative agreements associated with specific debt issues for which it is the primary obligor.
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
We may enter into derivative agreements on variable rate consolidated obligations. For example, we may enter into a derivative agreement where the counterparty pays us variable rate cash flows and we pay a different variable rate linked to LIBOR. This type of hedge allows us to manage our repricing risk between assets and liabilities.
We may also enter into interest rate swaps with an upfront payment in a comparable amount to the discount on the hedged consolidated obligation. This cash payment equates to the initial fair value of the interest rate swap and is amortized over the estimated life of the interest rate swap to net interest income as the discount on the bond is expensed.
Balance Sheet
We enter into certain economic derivatives as macro balance sheet hedges to protect against changes in interest rates, including prepayments on mortgage assets. These economic derivatives may include interest rate caps, floors, swaps, and swaptions.
See additional discussion regarding our derivative contracts in “Item 8. Financial Statements and Supplementary Data — Note 11 — Derivatives and Hedging Activities.”

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

ADVANCES

We manage our credit exposure to advances through an approach that provides for an established credit limit for each borrower, ongoing reviews of each borrower's financial condition, and detailed collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our borrowers in accordance with the FHLBank Act, Finance Agency regulations, and other applicable laws.

We are required by regulation to obtain sufficient collateral to fully secure our advances and other credit products. Eligible collateral includes (i) whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and FFELP guaranteed student loans, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each borrower's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.
Borrowers may pledge collateral to us by executing a blanket lien, specifically assigning collateral, or placing physical possession of collateral with us or our custodians. We perfect our security interest in all pledged collateral by filing Uniform Commercial Code financing statements or taking possession or control of the collateral. Under the FHLBank Act, any security interest granted to us by our members, or any affiliates of our members, has priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), unless those claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that have perfected security interests.
Under a blanket lien, we are granted a security interest in all financial assets of the borrower to fully secure the borrower's obligation. Other than securities and cash deposits, we do not initially take delivery of collateral pledged by blanket lien borrowers. In the event of deterioration in the financial condition of a blanket lien borrower, we have the ability to require delivery of pledged collateral sufficient to secure the borrower's obligation. With respect to non-blanket lien borrowers that are federally insured, we generally require collateral to be specifically assigned. With respect to non-blanket lien borrowers that are not federally insured (typically insurance companies, CDFIs, and housing associates), we generally take control of collateral through the delivery of cash, securities, or loans to us or our custodians.

Although management has policies and procedures in place to manage credit risk, we may be exposed to this risk if our outstanding advance value exceeds the liquidation value of our collateral. We mitigate this risk by applying collateral discounts or haircuts to the unpaid principal balance or market value, if available, of the collateral to determine the advance equivalent value of the collateral securing each borrower's obligation. The amount of these discounts will vary based on the type of collateral and security agreement. We determine these discounts or haircuts using data based upon historical price changes, discounted cash flow analyses, and loan level modeling.

At December 31, 2012 and 2011, borrowers pledged $123.0 billion and $103.1 billion of collateral (net of applicable discounts) to support activity with us, including advances. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows the amount of collateral pledged to us (net of applicable discounts) by collateral type (dollars in billions):

	December 31,
	2012			2011
Collateral Type	Discount Range[1]	Amount	% of Total	Discount Range[1]	Amount	% of Total
Single-family loans	19-48%	$71.5	58.1	19-56%	$57.9	56.2
Multi-family loans	45-57	2.4	2.0	45-57	1.4	1.5
Other real estate	26-64	24.2	19.7	26-64	22.3	21.6
Securities
Cash, agency and RMBS[2]	0-52	14.2	11.5	0-52	11.7	11.3
CMBS[3]	13-40	4.8	3.9	13-35	5.5	5.3
Government-insured loans	6-13	3.5	2.8	8-21	2.4	2.3
Secured small business and agribusiness loans	26-46	2.4	2.0	26-64	1.9	1.8
Total		$123.0	100.0		$103.1	100.0

1	Represents the range of discounts applied to the unpaid principal balance or market value of collateral pledged.

2	Represents cash, agency securities and residential mortgage-backed securities (RMBS).

3	Represents commercial mortgage-backed securities (CMBS).

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on our credit products as of December 31, 2012 and 2011. Accordingly, we have not recorded any allowance for credit losses.

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

The following table presents the unpaid principal balance of our MPF portfolio by product type (dollars in millions):

	December 31,
Product Type	2012	2011
Original MPF	$810	$683
MPF 100	48	72
MPF 125	3,534	3,252
MPF Plus	1,981	2,671
MPF Government	513	426
Total unpaid principal balance	$6,886	$7,104

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

Conventional Mortgage Loans. For our conventional mortgage loans, we have several layers of legal loss protection that are defined in agreements among us and our PFIs. These loss layers may vary depending on the MPF product alternatives selected and consist of (i) homeowner equity, (ii) PMI, (iii) a first loss account, and (iv) a credit enhancement obligation of the PFI. For a detailed discussion of these loss layers, refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses.”

The following tables shows characteristics of our conventional MPF portfolio:

	December 31,
FICO® Score[1]	2012	2011
<620	2.1%	2.4%
620 to < 660	5.7	6.0
660 to < 700	11.9	12.3
700 to < 740	18.1	18.6
>= 740	62.2	60.7
Total	100.0%	100.0%
Weighted average FICO score	743	741

1	Represents the original FICO® score of the primary borrower for the related loan.

	December 31,
Loan-to-Value[1]	2012	2011
<= 60%	18.1%	19.3%
> 60% to 70%	16.4	16.5
> 70% to 80%	29.6	30.2
> 80% to 90%[2]	31.3	27.0
> 90%[2]	4.6	7.0
Total	100.0%	100.0%
Weighted average loan-to-value	70.3%	69.4%

1	Represents the loan-to-value at origination for the related loan.

2	These conventional loans were required to have primary mortgage insurance at origination.
The following table shows the state concentrations of our conventional MPF portfolio. State concentrations are calculated based on unpaid principal balances.

	December 31,
	2012	2011
Iowa	31.5%	27.4%
Minnesota	17.8	18.3
Missouri	15.7	12.9
California	4.2	5.2
South Dakota	4.0	3.7
All others	26.8	32.5
Total	100.0%	100.0%

Mortgage Insurance. The following table summarizes the unpaid principal balance and maximum coverage outstanding of our seriously delinquent conventional mortgage loans (those 90 days or more past due or in the process of foreclosure) with PMI at December 31, 2012 (dollars in thousands):

Insurance Provider	Unpaid Principal Balance	Maximum Coverage Outstanding[1]
Mortgage Guaranty Insurance Co.	$2,801	$568
Genworth Mortgage Insurance	4,902	1,032
United Guaranty Residential Insurance	3,369	646
Republic Mortgage Insurance[2]	2,146	497
PMI Mortgage Insurance Co.[2]	1,082	268
CMG Mortgage Insurance Co.	1,475	270
Triad Guaranty Insurance Co.[2]	1,369	237
Radian Guaranty, Inc.	2,243	541
Total	$19,387	$4,059

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

In order to limit our loss exposure to that of an investor in an MBS that is rated the equivalent of AA by an NRSRO, under the credit enhancement obligation of the PFI loss layer, we require PFIs to absorb losses in excess of the first loss account by either pledging collateral to us or purchasing supplemental mortgage insurance (SMI) from mortgage insurers. All of our utilized SMI mortgage insurers have had their external ratings for claims-paying insurer financial strength downgraded below AA. These rating downgrades imply an increased risk that the SMI providers will be unable to fulfill their obligations to reimburse us for claims under insurance policies. The Finance Agency has granted a waiver for the AA rating requirement of SMI providers for existing loans and commitments in the MPF program and requires us to evaluate the claims-paying ability of our SMI providers and hold retained earnings or take other steps necessary to mitigate the risks associated with using an SMI provider having a rating below AA.

On October 19, 2012, we obtained approval from the Finance Agency to cancel all outstanding SMI policies. Following receipt of this approval, we provided a notice of cancellation to our SMI providers. As of February 28, 2013, we canceled four of our five SMI policies. Upon cancellation of these policies, the respective PFI was no longer required to retain a portion of the credit risk on the underlying master loan commitments. As such, we stopped paying credit enhancement fees to this PFI. To further mitigate our exposure to credit risk under the respective master loan commitments, we began holding additional retained earnings in December of 2012.

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage portfolio after considering the recapture of performance-based credit enhancement fees from PFIs, if available. We do not factor expected proceeds from PMI or SMI into our allowance for credit losses. During 2012, we recorded no provision for credit losses. We believe the current allowance remained adequate to absorb estimated losses in our conventional mortgage loan portfolio at December 31, 2012. Refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses” for additional information on our allowance for credit losses.

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans (dollars in millions):

	For the Years Ended December 31,
	2012	2011	2010
Balance, beginning of period	$19	$13	$2
Charge-offs	(3)	(3)	(1)
Provision for credit losses	—	9	12
Balance, end of period	$16	$19	$13

Non-Accrual Loans and Delinquencies. We place a conventional mortgage loan on non-accrual status if it is determined that either the collection of interest or principal is doubtful or interest or principal is 90 days or more past due. We do not place a government-insured mortgage loan on non-accrual status due to the U.S. Government guarantee of the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. Refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses” for a summary of our non-accrual loans and mortgage loan delinquencies.

Mortgage-Backed Securities

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or that carry the highest investment grade rating by an NRSRO at the time of purchase. We are exposed to credit risk to the extent these MBS fail to perform adequately. We perform ongoing analysis on these investments to determine potential credit issues. At December 31, 2012 and 2011, we owned $6.9 billion and $8.3 billion of MBS, of which approximately 99.4 percent were guaranteed by the U.S. Government or issued by GSEs and 0.6 percent were private-label MBS at each period-end.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS (dollars in millions):

December 31, 2012
Credit rating:
AAA[1]	$13
AA2	1
A	16
BBB	11
Total unpaid principal balance	$41

Amortized cost	$41
Gross unrealized gains	—
Gross unrealized losses	(1)
Fair value	$40

Weighted average percentage of fair value to unpaid principal balance	99%
Original weighted average FICO® score	725
Original weighted average credit support[3]	4%
Weighted average credit support[4]	11%
Weighted average collateral delinquency rate[5]	6%

1	On February 6, 2013, S&P downgraded the credit rating on this private-label MBS to single-A.

2	On February 6, 2013, S&P downgraded the credit rating on this private-label MBS to triple-B.

3	Based on credit support at the time of issuance and is calculated using the unpaid principal balance of the individual securities and their respective original credit support.

4	Based on credit support as of December 31, 2012 and is calculated using the unpaid principal balance of the individual securities and their respective credit support as of December 31, 2012.

5	Represents the percentage of underlying loans that are 60 days or more past due.

The following table shows the state concentrations of our private-label MBS. State concentrations are calculated based on unpaid principal balances.

December 31, 2012
California	10.0%
Florida	9.0
Georgia	8.9
New York	6.8
Ohio	5.2
All other	60.1
Total	100.0%

At December 31, 2012, we did not consider any of our private-label MBS to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Other-Than-Temporary Impairment.”

INVESTMENTS

We maintain an investment portfolio primarily to provide investment income and liquidity. Our primary credit risk on investments is the counterparties' ability to meet repayment terms. We mitigate this credit risk by investing in highly-rated investments, establishing unsecured credit limits, and actively monitoring the credit quality of our counterparties. This monitoring may include an assessment of each counterparty's financial performance, capital adequacy, and sovereign support. As a result of this monitoring, we may limit exposures or suspend existing counterparties.

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We were in compliance with the above regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of December 31, 2012.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from one to 15 percent based on the counterparty's credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of two to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of December 31, 2012, we were in compliance with the regulatory limits established for unsecured credit.

Our short-term portfolio may include, but is not limited to, interest-bearing deposits, Federal funds sold, commercial paper, and securities purchased under agreements to resell. Our long-term portfolio may include, but is not limited to, other U.S. obligations, GSE obligations, state or local housing agency obligations, and MBS. We face credit risk from unsecured exposures primarily within our short-term portfolio. We do not consider investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC to be unsecured.

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

At December 31, 2012, our unsecured investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at December 31, 2012 (excluding accrued interest receivable) (dollars in millions):

Credit Rating[1]
Domicile of Counterparty	A
Domestic	$180
U.S. subsidiaries of foreign commercial banks	520
Subtotal	700
U.S. branches and agency offices of foreign commercial banks
Canada	260
Total unsecured investment exposure	$960

1	Represents the lowest credit rating available for each investment based on an NRSRO.

The following tables summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2012
	Credit Rating[1]
	AAA		AA	A	BBB	Unrated	Total
Interest-bearing deposits[2]	$—		$3	$—	$—	$—	$3
Securities purchased under agreements to resell	—		—	2,500	—	925	3,425
Federal funds sold	—		—	960	—	—	960
Investment securities:
Non-mortgage-backed securities
Other U.S. obligations	—		473	—	—	—	473
GSE obligations	—		929	—	—	—	929
State or local housing agency obligations	8		88	—	—	—	96
Other[3]	374	—	321	—	—	2	697
Total non-mortgage-backed securities	382		1,811	—	—	2	2,195
Mortgage-backed securities
GSE - residential	—		6,798	—	—	—	6,798
Other U.S. obligations - residential	—		8	—	—	—	8
Other U.S. obligations - commercial	—		3	—	—	—	3
Private-label - residential[4]	13		1	16	11	—	41
Total mortgage-backed securities	13		6,810	16	11	—	6,850
Total investments[5]	$395		$8,624	$3,476	$11	$927	$13,433

	December 31, 2011
	Credit Rating[1]
	AAA	AA	A	BBB	Unrated	Total
Interest-bearing deposits[2]	$—	$6	$—	$—	$—	$6
Securities purchased under agreements to resell	—	—	600	—	—	600
Federal funds sold	—	725	1,390	—	—	2,115
Investment securities:
Non-mortgage-backed securities
Certificates of deposit	—	—	340	—	—	340
Other U.S. obligations	—	181	—	—	—	181
GSE obligations	—	930	—	—	—	930
State or local housing agency obligations	—	102	—	—	—	102
Temporary Liquidity Guarantee Program debentures[2]	—	1,572	—	—	—	1,572
Other[3]	361	168	—	—	1	530
Total non-mortgage-backed securities	361	2,953	340	—	1	3,655
Mortgage-backed securities
GSE - residential	—	8,198	—	—	—	8,198
Other U.S. obligations - residential	—	11	—	—	—	11
Other U.S. obligations - commercial	—	3	—	—	—	3
Private-label - residential	18	2	17	12	—	49
Total mortgage-backed securities	18	8,214	17	12	—	8,261
Total investments[5]	$379	$11,898	$2,347	$12	$1	$14,637

1	Represents the lowest credit rating available for each investment based on an NRSRO.

2	Interest bearing deposits and TLGP investments are rated AA because they are guaranteed by the FDIC up to $250,000 or by the U.S. Government.

3	Other "unrated" investments represents an equity investment in a Small Business Investment Company.

4	On February 6, 2013, S&P downgraded the credit rating on our triple-A private-label MBS to single-A and our double-A private-label MBS to triple-B.

5	At December 31, 2012 and 2011, seven and 17 percent of our total investments were unsecured.

Our total investments decreased at December 31, 2012 when compared to December 31, 2011 due primarily to the maturity of TLGP investments and principal paydowns on MBS. As a result of heightened counterparty credit concerns, we also limited our unsecured credit risk exposure to overnight investments throughout the second half of 2012, which caused a decline in our Federal funds sold balance. This decline in Federal funds sold was fully offset by an increase in secured resale agreements to manage our liquidity.

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

We manage this credit risk by spreading our transactions among many highly rated counterparties, by entering into collateral exchange agreements with counterparties that include minimum collateral thresholds, and by monitoring our exposure to each counterparty on a daily basis. In addition, all of our collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly-rated securities if credit risk exposures rise above the established or negotiated minimum thresholds.

The following tables show our derivative counterparty credit exposure (dollars in millions):

	December 31, 2012
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure
AA2	$150	$—	$—	$—
A	2,672	3	—	3
Liability positions with credit exposure
A	2,558	(89)	90	1
Total derivative positions with credit exposure	5,380	(86)	90	4
Member institutions[2,3]	54	—	—	—
Total	5,434	$(86)	$90	$4
Derivative positions without credit exposure	26,223
Total notional	$31,657

	December 31, 2011
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure
AA	$496	$1	$—	$1
Liability positions with credit exposure
A2	286	(11)	11	—
Total derivative positions with credit exposure	782	(10)	11	1
Member institutions[3]	87	1	—	1
Total	869	$(9)	$11	$2
Derivative positions without credit exposure	40,193
Total notional	$41,062

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Net credit exposure to counterparties is less than $1.0 million.

3	Represents asset position of mortgage delivery commitments with our member institutions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED FINANCIAL STATEMENTS:

SUPPLEMENTARY DATA:

Supplementary Financial Data (Unaudited)	132

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Des Moines:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Des Moines (the "Bank") at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, MN
March 13, 2013

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in thousands, except capital stock par value)

	December 31,
	2012	2011
ASSETS
Cash and due from banks (Note 3)	$252,113	$240,156
Interest-bearing deposits	3,238	6,337
Securities purchased under agreements to resell	3,425,000	600,000
Federal funds sold	960,000	2,115,000
Investment securities
Trading securities (Note 4)	1,145,430	1,365,121
Available-for-sale securities (Note 5)	4,859,806	5,355,564
Held-to-maturity securities (fair value of $3,198,129 and $5,380,021) (Note 6)	3,039,721	5,195,200
Total investment securities	9,044,957	11,915,885
Advances (Note 8)	26,613,915	26,591,023
Mortgage loans held for portfolio, net
Mortgage loans held for portfolio (Note 9)	6,967,603	7,156,933
Allowance for credit losses on mortgage loans (Note 10)	(15,793)	(18,963)
Total mortgage loans held for portfolio, net	6,951,810	7,137,970
Accrued interest receivable	66,410	73,009
Premises, software, and equipment, net	13,534	12,391
Derivative assets (Note 11)	3,813	1,452
Other assets	32,486	40,090
TOTAL ASSETS	$47,367,276	$48,733,313
LIABILITIES
Deposits (Note 12)
Interest-bearing	$872,852	$643,428
Non-interest-bearing	211,892	106,667
Total deposits	1,084,744	750,095
Consolidated obligations (Note 13)
Discount notes (includes $0 and $3,474,596 at fair value under the fair value option)	8,674,370	6,809,766
Bonds (includes $1,866,985 and $2,694,687 at fair value under the fair value option)	34,345,183	38,012,320
Total consolidated obligations	43,019,553	44,822,086
Mandatorily redeemable capital stock (Note 16)	9,561	6,169
Accrued interest payable	106,611	155,241
Affordable Housing Program payable (Note 14)	36,720	38,849
Derivative liabilities (Note 11)	100,700	116,806
Other liabilities	175,086	31,653
TOTAL LIABILITIES	44,532,975	45,920,899
Commitments and contingencies (Note 19)
CAPITAL (Note 16)
Capital stock - Class B putable ($100 par value); 20,627 and 21,089 shares issued and outstanding	2,062,714	2,108,878
Retained earnings
Unrestricted	593,129	562,442
Restricted	28,820	6,533
Total retained earnings	621,949	568,975
Accumulated other comprehensive income	149,638	134,561
TOTAL CAPITAL	2,834,301	2,812,414
TOTAL LIABILITIES AND CAPITAL	$47,367,276	$48,733,313

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
INTEREST INCOME
Advances	$242,541	$260,355	$387,838
Prepayment fees on advances, net	28,091	10,693	173,986
Interest-bearing deposits	692	414	363
Securities purchased under agreements to resell	4,577	1,263	2,403
Federal funds sold	2,340	2,460	4,818
Investment securities
Trading securities	24,170	24,870	39,795
Available-for-sale securities	75,704	96,155	97,235
Held-to-maturity securities	113,729	181,285	223,576
Mortgage loans held for portfolio	284,104	325,019	357,326
Loans to other FHLBanks	—	1	—
Total interest income	775,948	902,515	1,287,340
INTEREST EXPENSE
Consolidated obligations
Discount notes	11,405	6,071	10,415
Bonds	523,305	660,138	860,691
Deposits	368	492	1,179
Borrowings from other FHLBanks	1	1	3
Mandatorily redeemable capital stock	238	211	164
Total interest expense	535,317	666,913	872,452
NET INTEREST INCOME	240,631	235,602	414,888
Provision for credit losses on mortgage loans	—	9,155	12,118
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	240,631	226,447	402,770
OTHER (LOSS) INCOME
Net gain on trading securities	23,077	38,699	37,420
Net gain on sale of available-for-sale securities	12,644	—	—
Net gain on sale of held-to-maturity securities	1,007	7,246	—
Net gain (loss) on consolidated obligations held at fair value	4,187	(6,480)	5,657
Net loss on derivatives and hedging activities	(24,847)	(110,831)	(52,589)
Net loss on extinguishment of debt	(76,781)	(4,602)	(163,681)
Other, net	3,421	4,060	11,650
Total other loss	(57,292)	(71,908)	(161,543)
OTHER EXPENSE
Compensation and benefits	32,017	31,392	38,069
Other operating expenses	20,218	17,689	16,902
Federal Housing Finance Agency	4,430	4,969	2,999
Office of Finance	2,833	2,876	2,180
Total other expense	59,498	56,926	60,150
INCOME BEFORE ASSESSMENTS	123,841	97,613	181,077
ASSESSMENTS
Affordable Housing Program	12,408	8,670	14,798
Resolution Funding Corporation	—	11,129	33,256
Total assessments	12,408	19,799	48,054
NET INCOME	$111,433	$77,814	$133,023

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net income	$111,433	$77,814	$133,023
Other comprehensive income
Net unrealized gain on available-for-sale securities
Unrealized gain	28,185	45,018	124,755
Reclassification of realized net gain included in net income	(12,644)	—	—
Total net unrealized gain on available-for-sale securities	15,541	45,018	124,755
Pension and postretirement benefits	(464)	(988)	(289)
Total other comprehensive income	15,077	44,030	124,466
TOTAL COMPREHENSIVE INCOME	$126,510	$121,844	$257,489

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in thousands)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE DECEMBER 31, 2009	24,604	$2,460,419	$484,071	$—	$484,071	$(33,935)	$2,910,555
Proceeds from issuance of capital stock	4,811	481,130	—	—	—	—	481,130
Repurchase/redemption of capital stock	(7,371)	(737,127)	—	—	—	—	(737,127)
Net shares reclassified to mandatorily redeemable capital stock	(214)	(21,394)	—	—	—	—	(21,394)
Comprehensive income	—	—	133,023	—	133,023	124,466	257,489
Cash dividends on capital stock	—	—	(61,081)	—	(61,081)	—	(61,081)
BALANCE DECEMBER 31, 2010	21,830	2,183,028	556,013	—	556,013	90,531	2,829,572
Proceeds from issuance of capital stock	4,156	415,606	—	—	—	—	415,606
Repurchase/redemption of capital stock	(4,830)	(483,074)	—	—	—	—	(483,074)
Net shares reclassified to mandatorily redeemable capital stock	(67)	(6,682)	—	—	—	—	(6,682)
Comprehensive income	—	—	71,281	6,533	77,814	44,030	121,844
Cash dividends on capital stock	—	—	(64,852)	—	(64,852)	—	(64,852)
BALANCE DECEMBER 31, 2011	21,089	2,108,878	562,442	6,533	568,975	134,561	2,812,414
Proceeds from issuance of capital stock	12,304	1,230,404	—	—	—	—	1,230,404
Repurchase/redemption of capital stock	(12,671)	(1,267,120)	—	—	—	—	(1,267,120)
Net shares reclassified to mandatorily redeemable capital stock	(95)	(9,448)	—	—	—	—	(9,448)
Comprehensive income	—	—	89,146	22,287	111,433	15,077	126,510
Cash dividends on capital stock	—	—	(58,459)	—	(58,459)	—	(58,459)
BALANCE DECEMBER 31, 2012	20,627	$2,062,714	$593,129	$28,820	$621,949	$149,638	$2,834,301

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$111,433	$77,814	$133,023
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	345,823	6,030	68,018
Net gain on trading securities	(23,077)	(38,699)	(37,420)
Net gain on sale of available-for-sale securities	(12,644)	—	—
Net gain on sale of held-to-maturity securities	(1,007)	(7,246)	—
Net (gain) loss on consolidated obligations held at fair value	(4,187)	6,480	(5,657)
Net change in derivatives and hedging activities	(252,407)	251,813	(86,040)
Net loss on extinguishment of debt	76,781	4,602	163,681
Other adjustments	(2,338)	1,322	8,188
Net change in:
Accrued interest receivable	6,667	6,283	2,377
Other assets	8,351	12,215	(1,640)
Accrued interest payable	(48,547)	(34,095)	(56,957)
Other liabilities	1,024	(17,928)	9,636
Total adjustments	94,439	190,777	64,186
Net cash provided by operating activities	205,872	268,591	197,209
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	249,499	(560,218)	(54,749)
Securities purchased under agreements to resell	(2,825,000)	950,000	(1,550,000)
Federal funds sold	1,155,000	(90,000)	1,108,000
Premises, software, and equipment	(4,431)	(5,315)	(2,668)
Trading securities
Proceeds from sales and maturities of long-term	1,014,576	210,973	2,999,400
Purchases of long-term	(631,229)	(64,853)	—
Available-for-sale securities
Net increase in short-term	—	(152)	—
Proceeds from sales and maturities of long-term	2,035,916	1,226,700	1,953,332
Purchases of long-term	(1,503,591)	(143,234)	(446,390)
Held-to-maturity securities
Net decrease (increase) in short-term	340,000	(5,000)	(335,000)
Proceeds from sales and maturities of long-term	1,816,267	2,055,353	2,491,468
Purchases of long-term	—	(11,500)	(3,904,199)
Advances
Principal collected	47,984,315	40,835,627	46,271,517
Originated	(48,376,241)	(37,996,024)	(39,741,529)
Mortgage loans held for portfolio
Principal collected	2,262,571	1,634,583	1,768,830
Originated or purchased	(2,114,487)	(1,397,347)	(1,519,366)
Proceeds from sales of foreclosed assets	28,081	35,414	23,771
Net cash provided by investing activities	1,431,246	6,675,007	9,062,417

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
FINANCING ACTIVITIES
Net change in deposits	338,249	(439,059)	(38,787)
Net (payments) proceeds on derivative contracts with financing elements	(8,963)	(9,883)	18,365
Net proceeds from issuance of consolidated obligations
Discount notes	324,661,807	325,050,230	338,200,273
Bonds	24,089,562	35,575,286	43,833,982
Payments for maturing and retiring consolidated obligations
Discount notes	(322,795,668)	(325,450,815)	(340,404,656)
Bonds	(27,381,008)	(41,395,274)	(50,220,629)
Bonds transferred to other FHLBanks	(427,909)	—	(501,291)
Proceeds from issuance of capital stock	1,230,404	415,606	481,130
Payments for repurchase/redemption of mandatorily redeemable capital stock	(6,056)	(7,348)	(22,905)
Payments for repurchase/redemption of capital stock	(1,267,120)	(483,074)	(737,127)
Cash dividends paid	(58,459)	(64,852)	(61,081)
Net cash used in financing activities	(1,625,161)	(6,809,183)	(9,452,726)
Net increase (decrease) in cash and due from banks	11,957	134,415	(193,100)
Cash and due from banks at beginning of the period	240,156	105,741	298,841
Cash and due from banks at end of the period	$252,113	$240,156	$105,741

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,136,948	$1,431,911	$1,762,103
Affordable Housing Program payments	$14,537	$14,329	$10,769
Resolution Funding Corporation assessments	$—	$23,596	$30,913
Transfers of mortgage loans to real estate owned	$21,025	$32,088	$28,486

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES

NOTES TO THE FINANCIAL STATEMENTS

Background Information

The Federal Home Loan Bank of Des Moines (the Bank) is a federally chartered corporation organized on October 31, 1932, that is exempt from all federal, state, and local taxation (except real property taxes) and is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act). With the passage of the Housing and Economic Recovery Act of 2008 (Housing Act), the Federal Housing Finance Agency (Finance Agency) was established and became the new independent federal regulator of Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, Enterprises), as well as the FHLBanks and FHLBanks' Office of Finance, effective July 30, 2008. The Finance Agency's mission is to provide effective supervision, regulation, and housing mission oversight of the Enterprises and FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. The Finance Agency establishes policies and regulations governing the operations of the Enterprises and FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.

The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by enhancing the availability of funds for residential mortgages and targeted community development. The Bank provides a readily available, low cost source of funds to its member institutions and eligible housing associates in Iowa, Minnesota, Missouri, North Dakota, and South Dakota. Commercial banks, thrifts, credit unions, insurance companies, and community development financial institutions (CDFIs) may apply for membership. State and local housing associates that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not permitted to hold capital stock.

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
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these estimates include the allowance for credit losses on mortgage loans and the fair value of derivatives, certain investment securities, and certain consolidated obligations that are reported at fair value in the Statements of Condition. Actual results could significantly differ from these estimates.
Reclassifications and Revisions to Prior Period Amounts
Certain amounts in the Bank's 2011 notes to the financial statements have been reclassified to conform to the presentation as of December 31, 2012. Additionally, certain prior period amounts have been revised and will not agree to the Bank's previously issued 2011 financial statements and footnotes. These amounts were not deemed to be material.

During the first quarter of 2012, the Bank identified certain classification errors in its previously reported Statement of Cash Flows for the year ended December 31, 2011 contained in the 2011 Form 10-K. Management determined after evaluating the quantitative and qualitative aspects of the classification errors that such errors were not material individually or in the aggregate to the previously issued Statement of Cash Flows. Accordingly, these classification errors have been corrected in this annual report on Form 10-K. The adjustments had no impact on the Bank's results of operations for any period.

The following table summarizes the revisions made to the Bank's Statement of Cash Flows for the year ended December 31, 2011 included in this annual report on Form 10-K (dollars in thousands):

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

SIGNIFICANT ACCOUNTING POLICIES

Fair Value
The fair value amounts, recorded in the Bank's Statements of Condition and presented in the footnote disclosures, have been determined by the Bank using available market information and management's best judgment of appropriate valuation methods. Although management uses its best judgment in estimating the fair value of financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See “Note 18 — Fair Value” for more information.
Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold
These investments provide short-term liquidity and are carried at cost. Interest-bearing deposits include certificates of deposit not meeting the definition of a security. The Bank treats securities purchased under agreements to resell as short-term secured investments. These secured investments are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty must either place an equivalent amount of additional securities in safekeeping in the name of the Bank or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will be decreased accordingly. Federal funds sold consist of short-term, unsecured loans made to investment-grade counterparties.
Investment Securities
The Bank classifies investment securities as trading, available-for-sale (AFS), and held-to-maturity (HTM) at the date of acquisition. Purchases and sales of investment securities are recorded on a trade date basis.
Trading. Securities classified as trading are carried at fair value and generally entered into for liquidity purposes. In addition, the Bank classifies certain securities as trading that do not qualify for hedge accounting, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. The Bank records changes in the fair value of these securities through other (loss) income as “Net gain on trading securities.” Finance Agency regulation prohibits trading in or the speculative use of these instruments.
Available-for-Sale. Securities that are not classified as trading or HTM are classified as AFS and carried at fair value. The Bank records changes in the fair value of these securities through accumulated other comprehensive income as “Net unrealized gain on available-for-sale securities.” For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in fair value related to the risk being hedged together with the related change in fair value of the derivative through other (loss) income as “Net loss on derivatives and hedging activities.” The Bank records the remainder of the change in fair value through accumulated other comprehensive income as “Net unrealized gain on available-for-sale securities.”

Held-to-Maturity. Securities that the Bank has both the ability and intent to hold to maturity are classified as HTM and carried at amortized cost, which represents the amount at which an investment is acquired, adjusted for periodic principal repayments, amortization of premiums, and accretion of discounts.
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
Premiums and Discounts. The Bank amortizes premiums and accretes discounts on investment securities using the contractual level-yield method (level-yield method). The level-yield method recognizes the income effects of premiums and discounts over the contractual life of the securities based on the actual behavior of the underlying assets, including adjustments for actual prepayment activities, and reflects the contractual terms of the securities without regard to changes in estimated prepayments based on assumptions about future borrower behavior.
Gains and Losses on Sales. The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other (loss) income.
Investment Securities - Other-Than-Temporary Impairment

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for other-than-temporary impairment (OTTI) on a quarterly basis. A security is considered impaired when its fair value is less than its amortized cost basis. The Bank considers an OTTI to have occurred under any of the following circumstances:

•it has an intent to sell the impaired debt security;

•	if, based on available evidence, it believes it is more likely than not that it will be required to sell the impaired debt security before the recovery of its amortized cost basis; or

•	it does not expect to recover the entire amortized cost basis of the impaired debt security.
Recognition of OTTI. If either of the first two conditions is met, the Bank recognizes an OTTI charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the reporting date. If neither of the first two conditions is met, the Bank performs an analysis to determine if it will recover the entire amortized cost basis of the debt security, which includes a cash flow analysis for private-label mortgage-backed securities (MBS). The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors is recognized in accumulated other comprehensive income. The credit loss on a debt security is limited to the amount of that security's unrealized loss. The total OTTI is presented in the Statements of Income with an offset for the amount of the non-credit portion of OTTI that is recognized in accumulated other comprehensive income, if applicable. See "Note 7 — Other-Than-Temporary Impairment" for additional information.
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

Based on an evaluation of the above characteristics, the Bank has determined that consolidation is not required for its VIEs for the periods presented. The Bank has not provided financial or other support (explicitly or implicitly) to its VIEs and does not intend to provide that support in the future.
Advances
The Bank reports advances (secured loans to members, former members, or eligible housing associates) at amortized cost, net of premiums, discounts, and fair value hedging adjustments. The Bank amortizes/accretes premiums, discounts, and fair value hedging adjustments on advances to interest income using the level-yield method over the contractual life of the advances. The Bank records interest on advances to interest income as earned.

Advance Modifications. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. The Bank compares the present value of cash flows on the new advance to the present value of cash flows remaining on the existing advance. If there is at least a ten percent difference in the cash flows, the advance is accounted for as a new advance. In all other instances, the new advance is accounted for as a modification.

Prepayment Fees. The Bank charges a prepayment fee for advances that terminate prior to their stated maturity or outside of a predetermined call or put date. Prepayment fees are recorded net of fair value hedging adjustments through "Prepayment fees on advances, net” in the Statements of Income. If a new advance does not qualify as a modification of an existing advance, it is treated as an advance termination and any net prepayment fee is recorded immediately through “Prepayment fees on advances, net” in the Statements of Income. If a new advance qualifies as a modification of an existing advance, any net prepayment fee is deferred, recorded in the basis of the modified advance, and amortized using the level-yield method over the contractual life of the modified advance to “Prepayment fees on advances, net” in the Statements of Income.

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
Credit Enhancement Fees. The Bank is responsible for managing the interest rate risk, including mortgage prepayment risk, and liquidity risk associated with the mortgage loans it purchases and carries in its Statements of Condition. The Bank requires a credit risk sharing arrangement with the participating financial institution (PFI) on all mortgage loans at the time of purchase in order to limit its credit risk exposure to that of an investor in an MBS that is rated the equivalent of AA by a nationally recognized statistical rating organization (NRSRO). For conventional mortgage loans, PFIs retain a portion of the credit risk by having a credit enhancement obligation to the Bank. To secure this obligation, a PFI may either pledge collateral or purchase supplemental mortgage insurance (SMI). PFIs are paid a credit enhancement fee for assuming this credit risk and in some instances, all or a portion of the credit enhancement fee may be performance-based. Credit enhancement fees are paid monthly or accrued based on the remaining unpaid principal balance of the loans in a master commitment. Credit enhancement fees are recorded as an offset to mortgage loan interest income. To the extent the Bank experiences losses in a master commitment, it may be able to recapture performance-based credit enhancement fees paid to the PFIs to offset these losses. If at any time the Bank cancels all or a portion of its SMI policies, the respective PFI is no longer required to retain a portion of the credit risk on the mortgage loans purchased by the Bank. In those instances, the Bank holds additional retained earnings to mitigate its exposure to credit risk and no credit enhancement fees are paid to the PFI.

Other Fees. The Bank may receive other non-origination fees, such as delivery commitment extension fees, pair-off fees, and price adjustment fees. Delivery commitment extension fees are received when a PFI requests to extend the delivery commitment period beyond the original stated maturity. These fees compensate the Bank for lost interest as a result of late funding and are recorded in other (loss) income. Pair-off fees represent a make-whole provision and are received when the amount funded is less than a specific percentage of the delivery commitment amount. These fees are also recorded in other (loss) income. Price adjustment fees are received when the amount funded is greater than a specified percentage of the delivery commitment amount. These fees are recorded as a part of the loan basis.
Allowance for Credit Losses

An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment to provide for probable losses inherent in the Bank's portfolio of financing receivables as of the reporting date. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. See "Note 10 — Allowance for Credit Losses" for details on each of the Bank's allowance methodologies.

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

Classes of Financing Receivables. Classes of financing receivables generally are a disaggregation of a portfolio segment to the extent that it is needed to understand the exposure to credit risk arising from the financing receivables. The Bank assesses and measures its credit risk arising from financing receivables at the portfolio segment level. As such, it has determined that no further disaggregation of the portfolio segments identified above is needed.

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

Impairment Methodology. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank considers all troubled debt restructurings (TDRs), including loans granted under the Bank's temporary loan modification plan and loans discharged under Chapter 7 bankruptcy, to be impaired. The Bank also considers all collateral-dependent loans to be impaired. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. The Bank considers TDRs where principal or interest is 60 days or more past due to be collateral-dependent. The Bank generally measures impairment of TDRs based on the present value of expected future cash flows discounted at the loan's effective interest rate. The Bank measures impairment of collateral-dependent loans based on the estimated fair value of the underlying collateral less selling costs. Interest income on impaired loans is recognized in the same manner as non-accrual loans noted above.

Charge-Off Policy. The Bank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the transfer of a mortgage loan to real estate owned (REO). A charge-off is recorded if it is estimated that the recorded investment in the loan will not be recovered.

Real Estate Owned

REO includes assets received in satisfaction of debt through foreclosures. REO is recorded at the lower of cost or estimated fair value less selling costs. At the date of transfer of a loan to REO, if it is estimated that the recorded investment in the asset will not be recovered, the Bank will either recognize a charge-off of unrecoverable amounts to the allowance for credit losses or set up a credit enhancement fee receivable if there are performance-based credit enhancement fees available for recapture. Subsequent gains and losses on REO are recorded in other (loss) income in the Statements of Income. REO is recorded as a component of "Other assets" in the Statements of Condition.

Derivatives
All derivatives are recognized in the Statements of Condition at their fair values and reported as either “Derivative assets” or “Derivative liabilities,” net of cash collateral and accrued interest from counterparties. The fair values of derivatives are netted by counterparty pursuant to the provisions of the Bank's master netting arrangements. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.
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

•
Short-cut hedge accounting. Transactions that meet certain criteria qualify for short-cut hedge accounting in which an assumption can be made that the change in fair value of a hedged item due to changes in the benchmark interest rate exactly offsets the change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair value of the hedged asset or liability.

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

Changes in the fair value of a derivative that is designated as a fair value hedge, along with changes in the fair value of the hedged item, are recorded in other (loss) income as “Net loss on derivatives and hedging activities.” The amount by which the change in fair value of the derivative differs from the change in fair value of the hedged item is known as hedge ineffectiveness.
Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. Changes in the fair value of a derivative that is designated as an economic hedge are recorded in other (loss) income as “Net loss on derivatives and hedging activities” with no offsetting fair value adjustments for the underlying assets, liabilities, or firm commitments, unless changes in the fair value of the asset or liability are normally marked to fair value through earnings (e.g., trading securities and fair value option instruments). As a result, economic hedges introduce the potential for earnings variability.
Accrued Interest Receivables and Payables. The net settlements of interest receivables and payables related to derivatives designated as fair value hedges are recognized as adjustments to the interest income or interest expense of the designated hedged item. The net settlements of interest receivables and payables related to derivatives designated as economic hedges are recognized in other (loss) income as “Net loss on derivatives and hedging activities.”
Discontinuance of Hedge Accounting. The Bank discontinues fair value hedge accounting prospectively when either (i) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item due to changes in the benchmark interest rate, (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised, (iii) a hedged firm commitment no longer meets the definition of a firm commitment, or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate.

When fair value hedge accounting is discontinued, the Bank either terminates the derivative or continues to carry the derivative on the Statements of Condition at its fair value. For any remaining hedged item, the Bank ceases to adjust the hedged item for changes in fair value and amortizes the cumulative basis adjustment on the hedged item into earnings over the remaining contractual life of the hedged item using a level-yield methodology.

When fair value hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the Statements of Condition at its fair value, removing from the Statements of Condition any hedged item that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

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
Premises, Software, and Equipment
The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization and computes depreciation using the straight-line method over the estimated useful lives of assets, which range from two to 15 years. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank may capitalize improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The Bank includes gains and losses on the disposal of premises, software, and equipment in other (loss) income.
Software. The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. At December 31, 2012 and 2011, the Bank had $5.0 million and $1.9 million in unamortized computer software costs. Amortization of computer software costs charged to expense was $1.5 million, $0.8 million, and $0.5 million for the years ended December 31, 2012, 2011, and 2010.
Accumulated Depreciation and Amortization. At December 31, 2012 and 2011, accumulated depreciation and amortization related to premises, software, and equipment was $10.4 million and $8.5 million.
Depreciation and Amortization Expense. For the years ended December 31, 2012, 2011, and 2010, the depreciation and amortization expense for premises, software, and equipment was $2.5 million, $2.1 million, and $1.9 million.
Consolidated Obligations
The Bank reports consolidated obligations at amortized cost, net of premiums, discounts, and fair value hedging adjustments unless the Bank has elected the fair value option, in which case, the consolidated obligations are carried at fair value.
Premiums and Discounts. The Bank amortizes/accretes premiums, discounts, and fair value hedging adjustments on consolidated obligations to interest expense using the level-yield method over the contractual life of the consolidated obligations.
Concessions. The Bank pays concessions to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of the concession to each FHLBank based upon the percentage of the debt issued that is assumed by the FHLBank. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred and recorded in other (loss) income. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized over the contractual life of the consolidated obligations using the level-yield method. Unamortized concessions are included in “Other assets” in the Statements of Condition and the amortization of such concessions is included in consolidated obligation interest expense.

Mandatorily Redeemable Capital Stock
The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) at the time shares meet the definition of a mandatorily redeemable financial instrument. This occurs after a member provides written notice of redemption, gives notice of intention to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or other involuntary termination from membership. Shares meeting this definition are reclassified to a liability at fair value. Dividends on mandatorily redeemable capital stock are classified as interest expense in the Statements of Income. The repurchase or redemption of mandatorily redeemable capital stock is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows.
If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.
Restricted Retained Earnings
In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement (JCE Agreement), as amended. The intent of the JCE Agreement is to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy the Resolution Funding Corporation (REFCORP) obligation to a separate restricted retained earnings account. Under the JCE Agreement, beginning in the third quarter of 2011, each FHLBank allocates 20 percent of its quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in the Bank's Statements of Condition.
Finance Agency Expenses
The FHLBanks are assessed for a portion of the costs of operating the Finance Agency. Each FHLBank is required to pay their pro-rata share of the annual assessment based on the ratio between each FHLBank's minimum required regulatory capital and the minimum required regulatory capital of all 12 FHLBanks.
Office of Finance Expenses
The Bank is assessed for a portion of the costs of operating the Office of Finance. Effective January 1, 2011, the Office of Finance allocates its operating and capital expenditures to the FHLBanks as follows: (i) two-thirds based on each FHLBank's share of total consolidated obligations outstanding and (ii) one-third based upon an equal pro-rata allocation.
Prior to January 1, 2011, the Office of Finance allocated its operating and capital expenditures to the FHLBanks based equally on each FHLBank's percentage of the following components: (i) capital stock, (ii) consolidated obligations issued, and (iii) consolidated obligations outstanding.
Assessments
Affordable Housing Program (AHP). The FHLBank Act requires each FHLBank to establish and fund an AHP, which provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low to moderate income households. Annually, the FHLBanks must set aside for the AHP the greater of ten percent of their current year net earnings or their pro-rata share of an aggregate $100 million to be contributed in total by the FHLBanks. For purposes of the AHP assessment, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock, less the assessment for REFCORP, if applicable. The Bank may issue AHP advances at below-market interest rates. Discounts on AHP advances are accreted to advance interest income using the level-yield method over the contractual life of the advances. For additional information on the Bank's AHP, see "Note 14 — Affordable Housing Program."
Resolution Funding Corporation. Although the FHLBanks are exempt from all federal, state, and local taxation (except real property taxes), they were required to make quarterly payments to REFCORP through the second quarter of 2011, after which the obligation expired. These payments represented a portion of the interest on bonds that were issued by REFCORP. REFCORP is a corporation established by Congress in 1989 that provided funding for the resolution and disposition of insolvent savings institutions. For additional information on REFCORP, see "Note 15 — Resolution Funding Corporation."

Note 2 — Recently Adopted and Issued Accounting Guidance

Joint and Several Liability Arrangements

On February 28, 2013, the Financial Accounting Standards Board (FASB) issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Certain obligations (e.g., guarantees, including an individual FHLBank's guarantee related to the FHLBanks' consolidated obligations) are excluded from this guidance because they are addressed by other accounting guidance. This guidance is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively. This guidance is not expected to affect the Bank's financial condition, results of operations or cash flows.

Finance Agency Advisory Bulletin on Asset Classification

On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for classifying assets and prescribes the timing of asset charge-offs, excluding investment securities. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 states that it was effective upon issuance. However, the Finance Agency issued additional guidance that extends the effective date of AB 2012-02 to January 1, 2014. The Bank is currently assessing the provisions of AB 2012-02 and has not yet determined the effect that this guidance will have on its financial condition, results of operations, or cash flows.

Disclosures about Offsetting Assets and Liabilities

On December 16, 2011, the FASB and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance was amended on January 31, 2013 to clarify that its scope includes only certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. An entity will be required to disclose both gross and net information about derivative, repurchase, and security lending instruments, which meet these criteria. This guidance, as amended, is effective for interim and annual periods beginning on January 1, 2013 and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in increased interim and annual financial statement disclosures, but will not affect the Bank's financial condition, results of operations, or cash flows.

Presentation of Comprehensive Income

On June 16, 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single financial statement or in two consecutive financial statements. In a single continuous statement, an entity is required to present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, as well as total comprehensive income. In a two-statement approach, an entity is required to present the components of net income and total net income in its statement of income. A statement of other comprehensive income should follow immediately and include the components of other comprehensive income as well as totals for both other comprehensive income and comprehensive income. This guidance eliminated the option to present the components of other comprehensive income in the statement of changes in stockholders' equity. The Bank elected the two-statement approach on January 1, 2012 and applied this guidance retrospectively for all periods presented. The adoption of this guidance was limited to the presentation of the Bank's interim and annual financial statements and did not affect its financial condition, results of operations, or cash flows.

On February 5, 2013, the FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. This guidance does not change the current requirements for reporting net income or comprehensive income in financial statements. However, it does require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements where net income is presented or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income. These amounts would be presented based on the respective lines of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity would be required to cross-reference to other required disclosures that provide additional detail about these amounts. This guidance is effective for interim and annual periods beginning on January 1, 2013 and will be applied prospectively. The adoption of this guidance will result in increased interim and annual financial statement disclosures, but will not affect the Bank's financial condition, results of operations, or cash flows.

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

Note 3 — Cash and Due from Banks
Compensating Balances
The Bank maintains collected cash balances with commercial banks in return for certain services. These arrangements contain no legal restrictions on the withdrawal of funds. Average collected cash balances were $123.8 million and $90.8 million for the years ended December 31, 2012 and 2011.

Effective July 12, 2012, the Federal Reserve eliminated its Contractual Clearing Balance Program. Prior to July 12, 2012, the Bank maintained average required balances with the Federal Reserve Bank of Chicago for this program. For the year ended December 31, 2011, these average required balances totaled $87.8 million.

Pass-Through Deposit Reserves

The Bank acts as a pass-through correspondent for certain member institutions required to deposit reserves with the Federal Reserve Bank of Chicago. At December 31, 2012 and 2011, pass-through deposit reserves amounted to $7.7 million and $7.1 million.

Note 4 — Trading Securities

Major Security Types

Trading securities were as follows (dollars in thousands):

	December 31,
	2012	2011
Non-mortgage-backed securities
Other U.S. obligations	$309,540	$8,521
GSE obligations	64,445	63,718
Temporary Liquidity Guarantee Program debentures	—	1,006,883
Other[1]	294,933	285,999
Total non-mortgage-backed securities	668,918	1,365,121
Mortgage-backed securities
GSE - residential	476,512	—
Total fair value	$1,145,430	$1,365,121

1	Consists of taxable municipal bonds.

Interest Rate Payment Terms

The following table summarizes the Bank's trading securities by interest rate payment terms (dollars in thousands):

	December 31,
	2012	2011
Fixed rate	$1,145,430	$659,626
Variable rate	—	705,495
Total fair value	$1,145,430	$1,365,121

Net Gain on Trading Securities

The following table summarizes the components of "Net gain on trading securities" as presented in the Statements of Income (dollars in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Net holding gain on trading securities	$23,077	$37,726	$8,833
Net realized gain on sale of trading securities	—	973	28,587
Net gain on trading securities	$23,077	$38,699	$37,420

The Bank did not sell any trading securities during the year ended December 31, 2012. During the year ended December 31, 2011, the Bank sold a trading security with a par value of $10.0 million and realized a gain of $1.0 million. During the year ended December 31, 2010, the Bank sold trading securities with a total par value of $3.0 billion and realized net gains of $28.6 million.

Note 5 — Available-for-Sale Securities

Major Security Types

AFS securities at December 31, 2012 were as follows (dollars in thousands):

	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations	$151,764	$11,451	$—	$163,215
GSE obligations	509,941	46,637	(747)	555,831
State or local housing agency obligations	8,351	50	—	8,401
Other[2]	391,814	8,596	—	400,410
Total non-mortgage-backed securities	1,061,870	66,734	(747)	1,127,857
Mortgage-backed securities
GSE - residential	3,645,155	88,595	(1,801)	3,731,949
Total	$4,707,025	$155,329	$(2,548)	$4,859,806

AFS securities at December 31, 2011 were as follows (dollars in thousands):

	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations	$165,221	$6,916	$—	$172,137
GSE obligations	509,793	46,973	(97)	556,669
Temporary Liquidity Guarantee Program debentures	563,989	405	—	564,394
Other[2]	241,235	2,265	(721)	242,779
Total non-mortgage-backed securities	1,480,238	56,559	(818)	1,535,979
Mortgage-backed securities
GSE - residential	3,738,086	83,767	(2,268)	3,819,585
Total	$5,218,324	$140,326	$(3,086)	$5,355,564

1	Amortized cost includes adjustments made to the cost basis of an investment for principal repayments, amortization, accretion, and fair value hedge accounting adjustments.

2	Consists of Private Export Funding Corporation and taxable municipal bonds.

Interest Rate Payment Terms

The following table summarizes the Bank's AFS securities by interest rate payment terms (dollars in thousands):

	December 31,
	2012	2011
Fixed rate	$1,505,071	$1,437,386
Variable rate	3,201,954	3,780,938
Total amortized cost	$4,707,025	$5,218,324

Unrealized Losses

The following table summarizes AFS securities with unrealized losses at December 31, 2012. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
GSE obligations	$39,483	$(357)	$22,095	$(390)	$61,578	$(747)
Mortgage-backed securities
GSE - residential	154,914	(1,395)	257,974	(406)	412,888	(1,801)
Total	$194,397	$(1,752)	$280,069	$(796)	$474,466	$(2,548)

The following table summarizes AFS securities with unrealized losses at December 31, 2011. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
GSE obligations	$—	$—	$22,942	$(97)	$22,942	$(97)
Other	105,222	(721)	—	—	105,222	(721)
Total non-mortgage-backed securities	105,222	(721)	22,942	(97)	128,164	(818)
Mortgage-backed securities
GSE - residential	115,477	(39)	384,044	(2,229)	499,521	(2,268)
Total	$220,699	$(760)	$406,986	$(2,326)	$627,685	$(3,086)

Redemption Terms

The following table summarizes the amortized cost and fair value of AFS securities categorized by contractual maturity (dollars in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	December 31,
	2012		2011
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$—	$—	$563,989	$564,394
Due after one year through five years	314,601	332,189	157,805	169,702
Due after five years through ten years	542,448	583,674	356,277	392,426
Due after ten years	204,821	211,994	402,167	409,457
Total non-mortgage-backed securities	1,061,870	1,127,857	1,480,238	1,535,979
Mortgage-backed securities	3,645,155	3,731,949	3,738,086	3,819,585
Total	$4,707,025	$4,859,806	$5,218,324	$5,355,564

Prepayment Fees

During the year ended December 31, 2012, the Bank did not receive any prepayment fees on AFS securities. During the year ended December 31, 2011, an AFS MBS with an outstanding par value of $119.0 million was prepaid and the Bank received a $14.6 million prepayment fee. The prepayment fee was recorded as interest income on AFS securities in the Statements of Income. During the year ended December 31, 2010, the Bank did not receive any prepayment fees on AFS securities.

Net Gain on Sale of AFS Securities

During the year ended December 31, 2012, the Bank received $80.3 million in proceeds from the sale of AFS securities and recognized gross gains of $12.6 million. During the year ended December 31, 2011, the Bank did not sell any AFS securities. During the year ended December 31, 2010, the Bank sold an AFS security at par of $91.0 million and therefore recognized no gain or loss on the sale.

Note 6 — Held-to-Maturity Securities

Major Security Types

HTM securities at December 31, 2012 were as follows (dollars in thousands):

	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$308,496	$86,601	$—	$395,097
State or local housing agency obligations	87,659	8,930	—	96,589
Other[2]	1,795	—	—	1,795
Total non-mortgage-backed securities	397,950	95,531	—	493,481
Mortgage-backed securities
Other U.S. obligations - residential	7,756	32	—	7,788
Other U.S. obligations - commercial	2,884	10	—	2,894
GSE - residential	2,590,195	63,902	(226)	2,653,871
Private-label - residential	40,936	480	(1,321)	40,095
Total mortgage-backed securities	2,641,771	64,424	(1,547)	2,704,648
Total	$3,039,721	$159,955	$(1,547)	$3,198,129

HTM securities at December 31, 2011 were as follows (dollars in thousands):

	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Certificates of deposit	$340,000	$—	$(36)	$339,964
GSE obligations	310,060	74,243	—	384,303
State or local housing agency obligations	101,547	7,897	—	109,444
Temporary Liquidity Guarantee Program debentures	1,250	7	—	1,257
Other[2]	1,196	—	—	1,196
Total non-mortgage-backed securities	754,053	82,147	(36)	836,164
Mortgage-backed securities
Other U.S. obligations - residential	10,729	26	—	10,755
Other U.S. obligations - commercial	3,380	12	—	3,392
GSE - residential	4,378,340	108,604	(1,716)	4,485,228
Private-label - residential	48,698	205	(4,421)	44,482
Total mortgage-backed securities	4,441,147	108,847	(6,137)	4,543,857
Total	$5,195,200	$190,994	$(6,173)	$5,380,021

1	Amortized cost includes adjustments made to the cost basis of an investment for principal repayments, amortization, and accretion.

2	Consists of an investment in a Small Business Investment Company.

Interest Rate Payment Terms

The following table summarizes the Bank's HTM securities by interest rate payment terms (dollars in thousands):

	December 31,
	2012	2011
Fixed rate	$1,982,168	$3,741,246
Variable rate	1,057,553	1,453,954
Total amortized cost	$3,039,721	$5,195,200

Unrealized Losses

The following table summarizes the HTM securities with unrealized losses at December 31, 2012. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
GSE - residential	$—	$—	$156,945	$(226)	$156,945	$(226)
Private-label - residential	—	—	26,277	(1,321)	26,277	(1,321)
Total mortgage-backed securities	$—	$—	$183,222	$(1,547)	$183,222	$(1,547)

The following table summarizes the HTM securities with unrealized losses at December 31, 2011. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Certificates of deposit	$339,964	$(36)	$—	$—	$339,964	$(36)
Mortgage-backed securities
GSE - residential	—	—	326,162	(1,716)	326,162	(1,716)
Private-label - residential	—	—	26,118	(4,421)	26,118	(4,421)
Total mortgage-backed securities	—	—	352,280	(6,137)	352,280	(6,137)
Total	$339,964	$(36)	$352,280	$(6,137)	$692,244	$(6,173)

Redemption Terms

The following table summarizes the amortized cost and fair value of HTM securities categorized by contractual maturity (dollars in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	December 31,
	2012		2011
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$—	$—	$341,250	$341,221
Due after one year through five years	1,795	1,795	1,196	1,196
Due after ten years	396,155	491,686	411,607	493,747
Total non-mortgage-backed securities	397,950	493,481	754,053	836,164
Mortgage-backed securities	2,641,771	2,704,648	4,441,147	4,543,857
Total	$3,039,721	$3,198,129	$5,195,200	$5,380,021

Net Gain on Sale of HTM Securities

During the year ended December 31, 2012, the Bank sold an HTM security with a par value of $25.0 million and realized a gain of $1.0 million. During the year ended December 31, 2011, the Bank sold HTM securities with a total par value of $299.0 million and realized net gains of $7.2 million. The HTM securities sold in both 2012 and 2011 had less than 15 percent of the acquired principal outstanding at the time of sale. As such, the sales were considered maturities for purposes of security classification and did not impact the Bank's ability and intent to hold the remaining HTM securities through their stated maturities. During the year ended December 31, 2010, the Bank did not sell any HTM securities.

Note 7 — Other-Than-Temporary Impairment

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. As part of its OTTI evaluation, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank will recognize an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, the Bank performs analyses to determine if any of these securities are other-than-temporarily impaired.

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

As of December 31, 2012, the Bank obtained cash flow analyses for all of its private-label MBS from its designated FHLBanks. The cash flow analyses used two third-party models. The first third-party model considered borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSAs refer collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. A CBSA must contain at least one urban area with a population of 10,000 or more people. For the vast majority of housing markets, the housing price forecast as of December 31, 2012 assumed home price changes for the fourth quarter of 2012 ranging from declines of two percent to increases of two percent. Beginning January 1, 2013, home prices in these markets were projected to recover (or continue to recover) using one of four different recovery paths that vary by housing market.

The following table presents projected home price recovery by months at December 31, 2012:

	Recovery Range % (Annualized Rates)
Months	Minimum	Maximum
1 - 6	0.0	2.8
7 - 12	0.0	3.0
13 - 18	1.0	3.0
19 - 30	2.0	4.0
31 - 42	2.8	5.0
43 - 66	2.8	6.0
Thereafter	2.8	5.6

The month-by-month projections of future loan performance derived from the first model, which reflected projected prepayments, defaults, and loss severities, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities was derived from the presence of subordinate securities, losses were generally allocated first to the subordinate securities until their principal balance was reduced to zero. The projected cash flows were based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach reflects a best estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

The Bank compared the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At December 31, 2012 and 2011, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at December 31, 2012 and 2011.

All Other Investment Securities

On a quarterly basis, the Bank reviews all remaining AFS and HTM securities in an unrealized loss position. At December 31, 2012 and 2011, the Bank determined that the unrealized losses on these securities were due primarily to interest rate volatility. Because the Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases, it did not consider any of its other investment securities to be other-than-temporarily impaired at December 31, 2012 and 2011.

In addition, the Bank determined the following for its other investment securities in an unrealized loss position at December 31, 2012 and 2011:

•	GSE securities. The strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations.

•	Certificates of deposit. The creditworthiness of the issuers was sufficient to protect the Bank from losses based on current expectations.

•
Other - Taxable municipal bonds. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations.

Note 8 — Advances

The Bank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. Fixed rate advances generally have maturities ranging from overnight to 20 years. Variable rate advances generally have maturities ranging from 1 year to 20 years, where the interest rates reset periodically to a specified interest rate index such as London Interbank Offered Rate (LIBOR). At December 31, 2012 and 2011, the Bank had advances outstanding with interest rates ranging from 0.20 percent to 8.25 percent.

Redemption Terms

The following table summarizes the Bank's advances outstanding by year of contractual maturity (dollars in thousands):

	December 31,
	2012		2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$35	3.32	$397	3.39
Due in one year or less	10,306,571	1.03	6,156,242	1.42
Due after one year through two years	1,900,515	1.59	5,640,451	1.78
Due after two years through three years	2,289,104	1.62	1,175,120	2.53
Due after three years through four years	2,096,668	2.34	1,744,798	2.20
Due after four years through five years	2,893,016	2.49	3,057,813	2.95
Thereafter	6,568,855	1.58	7,888,017	2.62
Total par value	26,054,764	1.53	25,662,838	2.15
Premiums	169		186
Discounts	(3,247)		(1)
Fair value hedging adjustments	562,229		928,000
Total	$26,613,915		$26,591,023

The following table summarizes advances at December 31, 2012 and 2011, by year of contractual maturity or next call date for callable advances, and by year of contractual maturity or next put date for putable advances (dollars in thousands):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	2012	2011	2012	2011
Overdrawn demand deposit accounts	$35	$397	$35	$397
Due in one year or less	14,848,959	11,196,078	12,913,471	9,256,042
Due after one year through two years	1,982,005	4,533,270	1,885,515	5,455,551
Due after two years through three years	2,302,694	1,243,768	2,215,104	1,160,120
Due after three years through four years	1,593,463	1,735,818	1,813,868	1,609,798
Due after four years through five years	2,346,809	2,162,776	1,794,016	2,710,013
Thereafter	2,980,799	4,790,731	5,432,755	5,470,917
Total par value	$26,054,764	$25,662,838	$26,054,764	$25,662,838

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) without incurring prepayment fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call date, the borrower pays a higher fixed rate for the advance relative to an equivalent maturity, noncallable, fixed rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2012 and 2011, the Bank had callable advances outstanding totaling $5.7 billion and $5.6 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At December 31, 2012 and 2011, the Bank had putable advances outstanding totaling $2.9 billion and $3.7 billion.

Interest Rate Payment Terms

The following table summarizes the Bank's advances by interest rate payment terms and contractual maturity (dollars in thousands):

	December 31,
	2012	2011
Fixed rate
Due in one year or less	$7,824,471	$5,466,192
Due after one year	9,430,132	12,493,214
Total fixed rate	17,254,603	17,959,406
Variable rate
Due in one year or less	2,482,135	690,447
Due after one year	6,318,026	7,012,985
Total variable rate	8,800,161	7,703,432
Total par value	$26,054,764	$25,662,838

Prepayment Fees

The Bank charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. These prepayment fees are recorded net of fair value hedging adjustments and deferrals on advance modifications through "Prepayment fees on advances, net" in the Statements of Income.

The following table summarizes the Bank's prepayment fees on advances, net (dollars in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Gross prepayment fees	$374,744	$19,084	$241,365
Amortization of fair value hedging adjustments[1]	(347,544)	(8,901)	(67,608)
Amortization of deferrals on advance modifications	891	510	229
Prepayment fees on advances, net	$28,091	$10,693	$173,986

1
When an advance prepays, the Bank terminates the hedge relationship and fully amortizes the remaining basis adjustment through earnings. The increase in basis adjustment amortization on advance prepayments in 2012 was primarily due to one member prepaying certain advances during the first quarter.

For information related to the Bank's credit risk exposure on advances, refer to "Note 10 — Allowance for Credit Losses."

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

The following table presents information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	December 31,
	2012	2011
Fixed rate, medium-term single family mortgages	$1,880,646	$1,795,914
Fixed rate, long-term single family mortgages	5,005,194	5,308,476
Total unpaid principal balance	6,885,840	7,104,390
Premiums	86,112	70,844
Discounts	(21,277)	(30,666)
Basis adjustments from mortgage loan commitments	16,928	12,365
Total mortgage loans held for portfolio	6,967,603	7,156,933
Allowance for credit losses	(15,793)	(18,963)
Total mortgage loans held for portfolio, net	$6,951,810	$7,137,970

The following table presents the Bank's mortgage loans held for portfolio by type (dollars in thousands):

	December 31,
	2012	2011
Conventional loans	$6,372,542	$6,678,048
Government-insured loans	513,298	426,342
Total unpaid principal balance	$6,885,840	$7,104,390

For information related to the Bank's credit risk exposure on mortgage loans held for portfolio, refer to "Note 10 — Allowance for Credit Losses."

Note 10 — Allowance for Credit Losses

The Bank has established an allowance for credit losses methodology for each of its financing receivable portfolio segments: advances, letters of credit, and other extensions of credit to borrowers (collectively, credit products), government-insured mortgage loans held for portfolio, conventional mortgage loans held for portfolio, term securities purchased under agreements to resell, and term Federal funds sold.

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

Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. The Bank periodically evaluates and makes changes to its collateral guidelines.

Borrowers may pledge collateral to the Bank by executing a blanket lien, specifically assigning collateral, or placing physical possession of collateral with the Bank or its custodians. The Bank perfects its security interest in all pledged collateral by filing Uniform Commercial Code financing statements or taking possession or control of the collateral. Under the FHLBank Act, any security interest granted to the Bank by its members, or any affiliates of its members, has priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), unless those claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that have perfected security interests.
Under a blanket lien, the Bank is granted a security interest in all financial assets of the borrower to fully secure the borrower's obligation. Other than securities and cash deposits, the Bank does not initially take delivery of collateral pledged by blanket lien borrowers. In the event of deterioration in the financial condition of a blanket lien borrower, the Bank has the ability to require delivery of pledged collateral sufficient to secure the borrower's obligation. With respect to non-blanket lien borrowers that are federally insured, the Bank generally requires collateral to be specifically assigned. With respect to non-blanket lien borrowers that are not federally insured (typically insurance companies, CDFIs, and housing associates), the Bank generally takes control of collateral through the delivery of cash, securities, or loans to it or its custodians.
Taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At December 31, 2012 and 2011, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At December 31, 2012 and 2011, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, none of the Bank's credit products were TDRs at December 31, 2012 and 2011.

Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on its credit products as of December 31, 2012 and 2011. Accordingly, the Bank has not recorded any allowance for credit losses.

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans secured by one-to-four family residential properties. Government-insured mortgage loans are insured by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government mortgage loans. Any principal losses incurred on such mortgage loans that are not recovered from the guarantor are absorbed by the servicers. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at December 31, 2012 and 2011. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

•
First Loss Account. The first loss account (FLA) is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of that may be performance-based. The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. Credit enhancement fees paid totaled $7.4 million, $10.0 million, and $11.6 million during the years ended December 31, 2012, 2011, and 2010. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments was $126.0 million and $124.4 million at December 31, 2012 and 2011.

•
Credit Enhancement Obligation of PFI. PFIs have a credit enhancement obligation at the time a mortgage loan is purchased to absorb certain losses in excess of the FLA in order to limit the Bank's loss exposure to that of an investor in an MBS that is rated the equivalent of AA by an NRSRO. PFIs may either pledge collateral or purchase SMI from mortgage insurers to secure this obligation. If at any time the Bank cancels all or a portion of its SMI policies, the respective PFI is no longer required to retain a portion of the credit risk on the mortgage loans purchased by the Bank. In those instances, the Bank holds additional retained earnings to mitigate its exposure to credit risk and no credit enhancement fees are paid to the PFI.

The Bank utilizes an allowance for credit losses to reserve for estimated losses in its conventional mortgage loan portfolio at the balance sheet date. The measurement of the Bank's allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, (iii) estimating additional credit losses in the conventional mortgage loan portfolio, and (iv) considering the recapture of performance-based credit enhancement fees from the PFI, if available.

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

Individually Identified Conventional Mortgage Loans. The Bank individually evaluates certain conventional mortgage loans for impairment, including TDRs and collateral-dependent loans. TDRs occur when the Bank grants a concession to a borrower that it would not otherwise consider for economic or legal reasons related to the borrower's financial difficulties. The Bank's TDRs include loans granted under its temporary loan modification plan and loans discharged under Chapter 7 bankruptcy. The Bank generally measures impairment of TDRs based on the present value of expected future cash flows discounted at the loan's effective interest rate. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. The Bank considers TDRs where principal or interest is 60 days or more past due to be collateral-dependent. The Bank measures impairment of collateral-dependent loans based on the estimated fair value of the underlying collateral less selling costs.

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

Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not. At December 31, 2012, the Bank determined that the amount of performance-based credit enhancement fees available for recapture from the PFIs at the master commitment level was immaterial. As such, it did not factor credit enhancement fees into its estimate of the allowance for credit losses.

The following table shows the impact of performance-based credit enhancement fees available for recapture on the Bank's estimate of the allowance for credit losses (dollars in thousands):

	December 31,
	2012	2011
Estimate of credit losses before performance-based credit enhancement fees	$15,793	$19,549
Less: Performance-based credit enhancement fees available for recapture	—	(586)
Allowance for credit losses	$15,793	$18,963

Allowance for Credit Losses on Conventional Mortgage Loans.

The following table presents a rollforward of the allowance for credit losses on the Bank's conventional mortgage loan portfolio (dollars in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Balance, beginning of year	$18,963	$13,000	$1,887
Charge-offs	(3,170)	(3,192)	(1,005)
Provision for credit losses	—	9,155	12,118
Balance, end of year	$15,793	$18,963	$13,000

The following table summarizes the allowance for credit losses and recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in thousands):

	December 31,
	2012	2011
Allowance for credit losses
Collectively evaluated for impairment	$5,444	$6,431
Individually evaluated for impairment	10,349	12,532
Total allowance for credit losses	$15,793	$18,963
Recorded investment[1]
Collectively evaluated for impairment	$6,415,718	$6,690,878
Individually evaluated for impairment, with or without a related allowance	59,344	68,825
Total recorded investment	$6,475,062	$6,759,703

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans.

The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollar amounts in thousands):

	December 31, 2012
	Conventional	Government Insured	Total
Past due 30 - 59 days	$77,568	$17,582	$95,150
Past due 60 - 89 days	24,809	4,849	29,658
Past due 90 -179 days	21,483	2,193	23,676
Past due 180 days or more	64,920	3,099	68,019
Total past due loans	188,780	27,723	216,503
Total current loans	6,286,282	500,112	6,786,394
Total recorded investment of mortgage loans[1]	$6,475,062	$527,835	$7,002,897

In process of foreclosure (included above)[2]	$56,692	$878	$57,570
Serious delinquency rate[3]	1.4%	1.0%	1.3%
Past due 90 days or more and still accruing interest[4]	$—	$5,292	$5,292
Non-accrual mortgage loans[5]	$88,992	$—	$88,992

	December 31, 2011
	Conventional	Government Insured	Total
Past due 30 - 59 days	$90,394	$15,706	$106,100
Past due 60 - 89 days	28,823	4,731	33,554
Past due 90 -179 days	26,154	1,982	28,136
Past due 180 days or more	70,177	2,445	72,622
Total past due loans	215,548	24,864	240,412
Total current loans	6,544,155	411,251	6,955,406
Total recorded investment of mortgage loans[1]	$6,759,703	$436,115	$7,195,818

In process of foreclosure (included above)[2]	$67,679	$766	$68,445
Serious delinquency rate[3]	1.4%	1.0%	1.4%
Past due 90 days or more and still accruing interest[4]	$—	$4,427	$4,427
Non-accrual mortgage loans[5]	$97,477	$—	$97,477

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

2
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans depending on their payment status.

3	Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total recorded investment.

4	Represents government-insured mortgage loans that are 90 days or more past due.

5	Represents conventional mortgage loans that are 90 days or more past due and/or TDRs.

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

The following table summarizes the recorded investment and related allowance of the Bank's individually evaluated impaired loans (dollars in thousands):

	December 31,
	2012		2011
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Impaired loans with an allowance	$58,145	$10,349	$68,107	$12,532
Impaired loans without an allowance	1,199	—	718	—
Total	$59,344	$10,349	$68,825	$12,532

The Bank did not recognize any interest income on impaired loans during the years ended December 31, 2012 and 2011. The average recorded investment on impaired loans with an allowance was $63.5 million and $5.7 million during the years ended December 31, 2012 and 2011. The average recorded investment on impaired loans without an allowance was $0.8 million and $0.1 million during the years ended December 31, 2012 and 2011.

Real Estate Owned. At December 31, 2012 and 2011, the Bank had $16.4 million and $18.3 million of REO recorded as a component of "Other assets" in the Statements of Condition.

Term Securities Purchased Under Agreements to Resell

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments with investment-grade counterparties. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the Bank or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If a resale agreement is deemed impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings. At December 31, 2012 and 2011, based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for term securities purchased under agreements to resell.

Term Federal Funds Sold

The Bank may invest in term Federal funds sold with investment-grade counterparties. These investments are generally short-term and their carrying value approximates fair value. If term Federal funds sold are not paid when due, the Bank will evaluate whether or not an allowance for credit losses is necessary. As of December 31, 2012, the Bank did not own any term Federal funds sold. At December 31, 2011, all investments in term Federal funds sold were repaid or expected to be repaid according to their contractual terms. As a result, the Bank determined that no allowance for credit losses was needed for term Federal funds sold.

Off-Balance Sheet Credit Exposures

At December 31, 2012 and 2011, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank's off-balance sheet credit exposure, see "Note 19 — Commitments and Contingencies."

Note 11 — Derivatives and Hedging Activities

Nature of Business Activity

The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and its related funding sources. The goal of the Bank's interest rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept.

The Bank enters into derivative contracts to manage the interest rate risk exposures inherent in its otherwise unhedged assets and funding positions. Finance Agency regulations and the Bank's Enterprise Risk Management Policy (ERMP) establish guidelines for derivatives, prohibit trading in or the speculative use of derivatives, and limit credit risk arising from derivatives.

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

•
as an economic hedge to manage certain defined risks in its Statements of Condition. These hedges are primarily used to manage mismatches between the coupon features of its assets and liabilities and offset prepayment risk in certain assets.

Derivative instruments are used by the Bank when they are considered to be cost-effective in achieving the Bank's financial and risk management objectives. The Bank reevaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new strategies.

Types of Derivatives

The Bank may use the following derivative instruments:

•
Interest Rate Swaps. An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable interest rate index for the same period of time. The variable interest rate received or paid by the Bank in most derivative agreements is the LIBOR.

•
Swaptions. A swaption is an option on a swap that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank against future interest rate changes. The Bank may purchase both payer and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

•
Interest Rate Caps and Floors. In an interest rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (or “cap”) price. In an interest rate floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (or “floor”) price. Interest rate caps and floors are designed as protection against the interest rate on a variable rate asset or liability falling below or rising above a certain level.

•
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

•
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

The following are types of hedged items:

•
Advances. The Bank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. The Bank may use derivatives to adjust the repricing and/or option characteristics of advances in order to more closely match the characteristics of its funding liabilities. In general, whenever a borrower executes a fixed rate advance or a variable rate advance with embedded options, the Bank will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the advance. For example, the Bank may hedge a fixed rate advance with an interest rate swap where the Bank pays a fixed rate coupon and receives a variable rate coupon, effectively converting the fixed rate advance to a variable rate advance. This type of hedge is typically treated as a fair value hedge. In addition, the Bank may hedge a putable advance, which gives the borrower the option to put or extinguish the fixed rate advance, by entering into a cancelable interest rate swap.

•
Investment Securities. The Bank primarily invests in other U.S. obligations, GSE obligations, state or local housing agency obligations, and MBS, and classifies them as either trading, AFS, or HTM. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may fund investment securities with callable consolidated obligations or utilize interest rate swaps, caps, floors, or swaptions to manage interest rate and prepayment risk. The Bank manages the risk arising from changing market prices of trading securities by entering into economic derivatives that generally offset the changes in fair value of the securities. The fair value changes of both the trading securities and the associated derivatives are included in other (loss) income as “Net gain on trading securities” and “Net loss on derivatives and hedging activities.” The Bank manages the risk arising from changing market prices on AFS securities by entering into fair value derivatives that generally offset the changes in fair value of the securities. The Bank records the portion of the change in fair value related to the risk being hedged together with the related change in fair value of the derivative through other (loss) income as “Net loss on derivatives and hedging activities.” The Bank records the remainder of the change in fair value through accumulated other comprehensive income as “Net unrealized gain on available-for-sale securities.”

•
Mortgage Loans. The Bank invests in fixed rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in actual and estimated prepayment speeds. The Bank manages the interest rate and prepayment risk associated with mortgage loans through a combination of debt issuance and derivatives. The Bank may issue both callable and noncallable debt and prepayment-linked consolidated obligations to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The Bank may also purchase interest rate caps, floors, or swaptions to minimize the interest rate risk, including prepayment risk, embedded in mortgage assets. Although these derivatives are valid economic hedges, they are not specifically linked to individual mortgage assets and, therefore, do not receive fair value hedge accounting. These derivatives are recorded through earnings with no offsetting hedged item fair value adjustment. As a result, they introduce the potential for earnings variability.

•
Consolidated Obligations. The Bank may enter into derivatives to hedge the interest rate risk associated with its consolidated obligations. For example, the Bank may issue and hedge a fixed rate consolidated obligation with an interest rate swap where the Bank receives a fixed rate coupon and pays a variable rate coupon, effectively converting the fixed rate consolidated obligation to a variable rate consolidated obligation. This type of hedge is typically treated as a fair value hedge. The Bank may also issue variable interest rate consolidated obligations indexed to LIBOR, the U.S. Prime rate, or the Federal funds rate and simultaneously execute interest rate swaps to hedge the basis risk of the variable interest rate debt. Interest rate swaps used to hedge the basis risk of variable interest rate debt do not qualify for hedge accounting. As a result, this type of hedge is treated as an economic hedge. This strategy of issuing consolidated obligations while simultaneously entering into derivatives enables the Bank to offer a wider range of attractively priced advances to its borrowers and may allow the Bank to reduce its funding costs.

•
Firm Commitments. Certain mortgage purchase commitments are considered derivatives. The Bank normally hedges these commitments by selling TBA MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized over the contractual life of the mortgage loan using the level-yield method.

Financial Statement Effect and Additional Financial Information

The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the Bank to credit and market risk. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the counterparties, the types of derivatives, the items being hedged, and any offsets between the derivatives and the items being hedged.

The following tables summarize the Bank's fair value of derivative instruments (dollars in thousands). For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

	December 31, 2012
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$23,648,999	$118,157	$604,525
Derivatives not designated as hedging instruments
Interest rate swaps	4,368,562	32,702	71,330
Interest rate caps	3,450,000	2,868	—
Forward settlement agreements (TBAs)	93,500	58	128
Mortgage delivery commitments	96,220	104	54
Total derivatives not designated as hedging instruments	8,008,282	35,732	71,512
Total derivatives before netting and collateral adjustments	$31,657,281	153,889	676,037
Netting adjustments		(146,474)	(146,474)
Cash collateral and related accrued interest		(3,602)	(428,863)
Total netting adjustments and cash collateral[1]		(150,076)	(575,337)
Derivative assets and liabilities		$3,813	$100,700

	December 31, 2011
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$29,869,150	$202,729	$944,514
Derivatives not designated as hedging instruments
Interest rate swaps	7,562,011	3,587	68,169
Interest rate caps	3,450,000	15,948	—
Forward settlement agreements (TBAs)	90,500	—	647
Mortgage delivery commitments	89,971	543	73
Total derivatives not designated as hedging instruments	11,192,482	20,078	68,889
Total derivatives before netting and collateral adjustments	$41,061,632	222,807	1,013,403
Netting adjustments		(221,355)	(221,355)
Cash collateral and related accrued interest		—	(675,242)
Total netting adjustments and cash collateral[1]		(221,355)	(896,597)
Derivative assets and liabilities		$1,452	$116,806

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

The following table summarizes the components of “Net loss on derivatives and hedging activities” as presented in the Statements of Income (dollars in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Derivatives designated as hedging instruments
Interest rate swaps	$1,707	$10,848	$4,680
Derivatives not designated as hedging instruments
Interest rate swaps	2,450	(54,503)	(50,509)
Interest rate caps and floors	(13,080)	(67,073)	(13,122)
Forward settlement agreements (TBAs)	(13,242)	(9,738)	(6,126)
Mortgage delivery commitments	9,247	8,891	5,264
Net interest settlements	(11,929)	744	7,224
Total net loss related to derivatives not designated as hedging instruments	(26,554)	(121,679)	(57,269)
Net loss on derivatives and hedging activities	$(24,847)	$(110,831)	$(52,589)
The following tables summarize, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income (dollars in thousands):

	For the Year Ended December 31, 2012
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(9,575)	$10,676	$1,101	$(12,730)
Advances	(7,222)	10,628	3,406	(195,719)
Bonds	31,922	(34,722)	(2,800)	123,918
Total	$15,125	$(13,418)	$1,707	$(84,531)

	For the Year Ended December 31, 2011
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(43,164)	$40,465	$(2,699)	$(11,753)
Advances	(202,666)	211,186	8,520	(313,845)
Bonds	80,681	(75,654)	5,027	265,148
Total	$(165,149)	$175,997	$10,848	$(60,450)

	For the Year Ended December 31, 2010
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(1,359)	$2,926	$1,567	$(7,132)
Advances	(125,593)	130,590	4,997	(392,278)
Bonds	61,929	(63,813)	(1,884)	335,918
Total	$(65,023)	$69,703	$4,680	$(63,492)

1	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative contracts. The degree of counterparty credit risk depends on the extent to which collateral agreements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policies and Finance Agency regulations. The Bank requires collateral agreements on all derivative contracts that establish collateral delivery thresholds. Based on credit analyses and collateral requirements, the Bank does not anticipate any credit losses on its derivatives at December 31, 2012. See "Note 18 — Fair Value" for a discussion on the Bank's fair value methodology for derivatives.

The following table presents the Bank's credit risk exposure to derivative instruments (dollars in thousands):

	December 31,
	2012	2011
Net accrued interest receivable	$1,725	$851
Other credit risk exposure	3,243	601
Total credit risk exposure	4,968	1,452
Less: Cash collateral held and related accrued interest	(1,155)	—
Credit risk exposure after collateral	$3,813	$1,452

A majority of the Bank's derivative contracts contain provisions that require the Bank to deliver additional collateral on derivatives in net liability positions to counterparties if there is deterioration in the Bank's credit rating. At December 31, 2012, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) was $526.5 million, for which the Bank posted cash collateral (including accrued interest) of $428.9 million in the normal course of business. If the Bank's credit rating had been lowered by an NRSRO from its current rating to the next lower rating, the Bank would have been required to deliver up to an additional $63.0 million of collateral to its derivative counterparties at December 31, 2012.

Note 12 — Deposits
The Bank offers demand and overnight deposits to members and qualifying non-members. In addition, the Bank offers short-term interest bearing deposit programs to members. Deposits classified as demand and overnight pay interest based on a daily interest rate. Short-term interest bearing deposits pay interest based on a fixed rate determined at the issuance of the deposit. Average interest rates paid on interest-bearing deposits were 0.04 percent, 0.05 percent, and 0.09 percent for the years ended December 31, 2012, 2011, and 2010.
The following table details the Bank's interest bearing and non-interest bearing deposits (dollars in thousands):

	December 31,
	2012	2011
Interest-bearing
Demand and overnight	$645,330	$600,801
Term	227,522	42,627
Non-interest-bearing
Demand	211,892	106,667
Total	$1,084,744	$750,095

The aggregate amount of term deposits with a denomination of $100 thousand or more was $227.5 million and $42.5 million at December 31, 2012 and 2011.

Note 13 — Consolidated Obligations

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At December 31, 2012 and 2011, the total par value of outstanding consolidated obligations of the 12 FHLBanks was approximately $687.9 billion and $691.9 billion.

BONDS

The following table summarizes the Bank's bonds outstanding by year of contractual maturity (dollars in thousands):

	December 31,
	2012		2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$21,491,480	0.62	$13,808,650	1.05
Due after one year through two years	2,317,015	1.89	7,388,560	1.57
Due after two years through three years	2,213,990	3.40	3,048,490	1.99
Due after three years through four years	1,507,905	4.47	2,994,040	3.38
Due after four years through five years	2,002,060	4.36	2,669,535	3.32
Thereafter	4,291,205	3.35	6,809,420	3.74
Index amortizing notes	331,300	5.21	1,077,716	5.12
Total par value	34,154,955	1.67	37,796,411	2.17
Premiums	24,544		32,445
Discounts	(18,746)		(23,678)
Fair value hedging adjustments	182,445		202,455
Fair value option adjustments	1,985		4,687
Total	$34,345,183		$38,012,320

The following table summarizes the Bank's bonds outstanding by call features (dollars in thousands):

	December 31,
	2012	2011
Noncallable or nonputable	$32,272,455	$28,640,411
Callable	1,882,500	9,156,000
Total par value	$34,154,955	$37,796,411

The following table summarizes the Bank's bonds outstanding by year of contractual maturity or next call date (dollars in thousands):

	December 31,
Year of Contractual Maturity or Next Call Date	2012	2011
Due in one year or less	$23,123,980	$21,774,650
Due after one year through two years	1,882,015	5,478,560
Due after two years through three years	2,171,490	1,358,490
Due after three years through four years	1,477,905	2,134,040
Due after four years through five years	1,862,060	1,444,535
Thereafter	3,306,205	4,528,420
Index amortizing notes	331,300	1,077,716
Total par value	$34,154,955	$37,796,411
Bonds are issued with fixed or variable rate payment terms that use a variety of indices for interest rate resets including, but not limited to, LIBOR and the Federal funds rate. To meet the specific needs of certain investors, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. When bonds are issued on the Bank's behalf, it may concurrently enter into a derivative agreement to effectively convert the fixed rate payment stream to variable or to offset the embedded features in the bond.
Beyond having fixed or variable rate payment terms, bonds may also have the following broad terms regarding either principal repayment or interest payments:

•
Indexed Principal Redemption Bonds (Index Amortizing Notes). These notes repay principal according to predetermined amortization schedules that are linked to the level of a certain index and have fixed rate coupon payment terms. Usually, as market interest rates rise (fall), the average life of the index amortizing notes extends (contracts); and

•
Optional Principal Redemption Bonds (Callable Bonds). These bonds may be redeemed by the Bank in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.

With respect to interest payments, bonds may also have the following terms:

•
Step-Up Bonds. These bonds pay interest at increasing fixed rates for specified intervals over the life of the bond. These bonds generally contain provisions enabling the Bank to call the bonds at its option on the step-up dates.

•
Step-Down Bonds. These bonds pay interest at decreasing fixed rates for specified intervals over the life of the bond. These bonds generally contain provisions enabling the Bank to call the bonds at its option on the step-down dates.

Interest Rate Payment Terms

The following table summarizes the Bank's bonds by interest rate payment terms (dollars in thousands):

	December 31,
	2012	2011
Fixed rate	$24,979,955	$31,145,411
Simple variable rate	8,090,000	2,675,000
Step-up	1,085,000	3,761,000
Step-down	—	215,000
Total par value	$34,154,955	$37,796,411

Extinguishment of Debt

During the year ended December 31, 2012, the Bank extinguished bonds with a total par value of $556.1 million and recognized losses of $76.8 million in other (loss) income. During the year ended December 31, 2011, the Bank extinguished bonds with a total par value of $33.0 million and recognized losses of $4.6 million in other (loss) income. During the year ended December 31, 2010, the Bank extinguished bonds with a total par value of $1.3 billion and recognized losses of $163.7 million.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in thousands):

	December 31,
	2012		2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$8,676,903	0.13	$6,811,999	0.09
Discounts	(2,533)		(3,636)
Fair value option adjustments	—		1,403
Total	$8,674,370		$6,809,766

CONCESSIONS ON CONSOLIDATED OBLIGATIONS
Unamortized concessions on consolidated obligations are included as a component of "Other assets" in the Statements of Condition and totaled $3.0 million and $7.1 million at December 31, 2012 and 2011. Amortization of such concessions is recorded as consolidated obligation interest expense in the Statements of Income and totaled $7.7 million, $14.8 million, and $12.9 million for the years ended December 31, 2012, 2011, and 2010.

Note 14 — Affordable Housing Program

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

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011. The FHLBanks entered into a JCE Agreement, as amended, which requires each FHLBank to allocate 20 percent of its quarterly net income to a restricted retained earnings account, beginning in the third quarter of 2011. Because the REFCORP assessment reduced the amount of net earnings used to calculate the AHP assessment, it had the effect of reducing the total amount of funds allocated to the AHP. The amounts allocated to the new restricted retained earnings account are not treated as an assessment and do not reduce the Bank's net earnings. As a result, the Bank's AHP contributions as a percentage of pre-assessment earnings have increased because the REFCORP obligation has been fully satisfied.

If the Bank experienced a net loss during a quarter, but still had net earnings for the year, the Bank's obligation to the AHP would be calculated based on its year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, it would have no obligation to the AHP for the year, because its required annual AHP contribution is limited to its annual net earnings. If the aggregate 10 percent AHP calculation previously discussed was less than $100 million for all 12 FHLBanks, each FHLBank would be required to assure that the aggregate contribution of the FHLBanks equals $100 million. The pro-ration would be made on the basis of an FHLBank's income in relation to the income of all FHLBanks for the previous year, subject to the annual earnings limitation previously discussed.

There was no shortfall, as described above, in 2012, 2011, or 2010. If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make any such application in 2012, 2011, or 2010. At December 31, 2012 and 2011, the Bank had no outstanding AHP advances.

The following table presents a rollforward of the Bank’s AHP liability (dollars in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Balance, beginning of year	$38,849	$44,508	$40,479
Assessments	12,408	8,670	14,798
Disbursements	(14,537)	(14,329)	(10,769)
Balance, end of year	$36,720	$38,849	$44,508

Note 15 — Resolution Funding Corporation

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011. The FHLBanks entered into a JCE Agreement, as amended, which requires each FHLBank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account, beginning in the third quarter of 2011. Refer to "Note 16 — Capital" for additional information on the JCE Agreement. As a result of fully satisfying the REFCORP obligation, the Bank did not record a REFCORP assessment for the year ended December 31, 2012 and in each of the last two quarters of 2011.
Prior to the satisfaction of the REFCORP obligation, each FHLBank was required to pay 20 percent of its quarterly net income (before the REFCORP assessment and after the AHP assessment) to REFCORP until the total amount of payments actually made was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030.

Note 16 — Capital

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At December 31, 2012 and 2011, the Bank did not have any nonpermanent capital.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to safe and sound business operations.

The following table shows the Bank's compliance with the Finance Agency's three regulatory capital requirements (dollars in thousands):

	December 31,
	2012		2011
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$372,277	$2,694,224	$540,735	$2,684,022
Regulatory capital	$1,894,691	$2,694,224	$1,949,333	$2,684,022
Leverage capital	$2,368,364	$4,041,335	$2,436,666	$4,026,032
Capital-to-asset ratio	4.00%	5.69%	4.00%	5.51%
Leverage ratio	5.00%	8.53%	5.00%	8.26%

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

The capital stock requirements established in the Bank's Capital Plan are designed so that the Bank can remain adequately capitalized as member activity changes. To ensure the Bank remains adequately capitalized, the Bank's Board of Directors may make adjustments to the investment requirements within ranges established in the Capital Plan. All capital stock issued is subject to a five year notice of redemption period.

Capital Classification Determination

The Bank is subject to the Finance Agency's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, establishes criteria for four capital classifications (adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. The Bank satisfied these requirements at December 31, 2012. If the Bank becomes classified into a capital classification other than adequately capitalized, it will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

Excess Stock

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. On January 4, 2012, the Bank reduced its operational threshold for repurchasing excess activity-based capital stock from $50,000 to zero. In addition, effective April 27, 2012, the Bank began repurchasing all excess activity-based capital stock on a daily basis. At December 31, 2012, the Bank had no excess capital stock. At December 31, 2011, the Bank had excess capital stock (including excess mandatorily redeemable capital stock) of $80.7 million.

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

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense. The Bank recorded interest expense on mandatorily redeemable capital stock of $0.2 million for each of the years ended December 31, 2012, 2011, and 2010.

The following table summarizes the Bank's mandatorily redeemable capital stock by year of contractual redemption (dollars in thousands):

	December 31,
Year of Contractual Redemption	2012	2011
Due in one year or less	$—	$341
Due after one year through two years	172	—
Due after two years through three years	5,162	270
Due after three years through four years	87	5,172
Due after four years through five years	3,634	98
Past contractual redemption date due to outstanding activity with the Bank	506	288
Total	$9,561	$6,169

The following table summarizes a rollforward of the Bank's mandatorily redeemable capital stock (dollars in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Balance, beginning of year	$6,169	$6,835	$8,346
Mandatorily redeemable capital stock issued	—	6	4
Capital stock subject to mandatory redemption reclassified from capital stock	9,448	6,682	21,394
Redemption of mandatorily redeemable capital stock	(6,056)	(7,354)	(22,909)
Balance, end of period	$9,561	$6,169	$6,835

Restricted Retained Earnings

The JCE Agreement, as amended, is intended to enhance the capital position of the Bank. The JCE Agreement provides that the Bank will allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings will not be available to pay dividends. At December 31, 2012 and 2011, the Bank's restricted retained earnings account totaled $28.8 million and $6.5 million.

Accumulated Other Comprehensive Income

The following table summarizes a rollforward of the Bank's accumulated other comprehensive income (dollars in thousands):

	Net unrealized (loss) gain on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
Balance December 31, 2009	$(32,533)	$(1,402)	$(33,935)
Other comprehensive income (loss)	124,755	(289)	124,466
Balance December 31, 2010	92,222	(1,691)	90,531
Other comprehensive income (loss)	45,018	(988)	44,030
Balance December 31, 2011	137,240	(2,679)	134,561
Other comprehensive income (loss)	15,541	(464)	15,077
Balance December 31, 2012	$152,781	$(3,143)	$149,638

Note 17 — Pension and Postretirement Benefit Plans
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
The Pentegra DB Plan covers all officers and employees of the Bank that meet certain eligibility requirements if hired on or before December 31, 2010. The Pentegra DB Plan operates on a fiscal year from July 1 through June 30. The Pentegra DB Plan files one Form 5500 on behalf of all employers who participate in the plan. The Employer Identification Number is 13-5645888 and the three-digit plan number is 333. There are no collective bargaining agreements in place that require contributions to the plan.
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

The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2011. The Bank's contributions for the plan year ended June 30, 2011 were not more than five percent of the total contributions to the Pentegra DB Plan. The Bank's contributions for the plan year ended June 30, 2010 were more than five percent of the total contributions to the Pentegra DB Plan.

The following table summarizes the net pension cost and funded status of the Pentegra DB Plan (dollars in thousands):

	2012	2011	2010
Net pension cost[1]	$4,032	$3,900	$11,550
Pentegra DB Plan funded status as of July 1	108.2%	90.3%	88.0%
Bank's funded status as of July 1[2]	116.3%	96.6%	100.0%

1	Represents the net pension cost charged to compensation and benefits expense in the Statements of Income for the year ended December 31.

2
The Bank's funded status as of July 1, 2012 increased when compared to prior plan years due to the legislation discussed below. This funded status was preliminary and increased to 123.8 percent as of December 31, 2012 due to the Bank making a discretionary contribution of $3.9 million towards the plan year ended June 30, 2012.

The Pentegra DB Plan's funded status as of July 1, 2012 increased when compared to prior plan years due to an increase in the discount rate resulting from provisions of the "Moving Ahead for Progress in the 21st Century Act" enacted by the U.S. Government in June of 2012. This funded status is preliminary and may further increase because plan participants are permitted to make contributions for the plan year ended June 30, 2012 through March 15, 2013. Contributions made on or before March 15, 2013, and designated for the plan year ended June 30, 2012, will be included in the final valuation as of July 1, 2012. The final funded status as of July 1, 2012 will not be available until the Form 5500 for the plan year July 1, 2012 through June 30, 2013 is filed (this Form 5500 is due to be filed no later than April 2014).

The Pentegra DB Plan's funded status as of July 1, 2011 includes all contributions made by plan participants through March 15, 2012. The final funded status as of July 1, 2011 will not be available until the Form 5500 for the plan year July 1, 2011 through June 30, 2012 is filed (this Form 5500 is due to be filed no later than April 2013).

Qualified Defined Contribution Plan
The Bank participates in the Pentegra Defined Contribution Plan for Financial Institutions (Pentegra DC Plan), a tax-qualified defined contribution plan. The Pentegra DC Plan covers all officers and employees of the Bank that meet certain eligibility requirements. The Bank contributes a percentage of participants’ compensation by making a matching contribution equal to a percentage of the participant's voluntary contributions, subject to certain limitations. For the years ended December 31, 2012, 2011, and 2010, the Bank contributed $1.1 million, $1.0 million, and $0.8 million.
Nonqualified Supplemental Defined Contribution and Defined Benefit Retirement Plans
The Bank offers the Benefit Equalization Plan (BEP). The BEP is a nonqualified retirement plan that restores defined contributions and defined benefits offered under the qualified plans that have been limited by laws governing such plans. The BEP covers selected officers of the Bank. The BEP is made up of two parts: BEP Defined Contribution Plan and BEP Defined Benefit Plan. There are no funded plan assets that have been designated to provide benefits under this plan.
BEP Defined Contribution Plan. For each of the years ended December 31, 2012, 2011, and 2010, the Bank contributed $0.1 million to the BEP Defined Contribution Plan.
BEP Defined Benefit Plan. The benefit obligation was as follows (dollars in thousands):

	For the Years Ended December 31,
	2012	2011
Benefit obligation at beginning of year	$7,996	$6,412
Service cost	494	384
Interest cost	341	335
Actuarial loss	255	103
Benefits paid	(266)	(263)
Increase due to decrease in the discount rate	592	1,025
Benefit obligation at end of year	$9,412	$7,996
The measurement date used to determine the current year's benefit obligation was December 31, 2012.
The following amounts were recognized in the Statements of Condition (dollars in thousands):

	December 31,
	2012	2011
Accrued benefit liability	$9,412	$7,996
Accumulated other comprehensive loss	(3,377)	(2,936)
Net amount recognized	$6,035	$5,060

The accumulated benefit obligation was $8.5 million and $7.3 million at December 31, 2012 and 2011.

Components of net periodic benefit cost were as follows (dollars in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Service cost	$494	$384	$310
Interest cost	341	335	318
Amortization of prior service cost	23	23	42
Amortization of net loss	383	199	141
Total net periodic benefit cost	$1,241	$941	$811

The following table details the change in accumulated other comprehensive income (dollars in thousands):

	For the Year Ended December 31, 2012
	Prior Service Cost	Net Loss (Gain)	Total
Balance at beginning of year	$67	$2,869	$2,936
Net loss on defined benefit plan	—	847	847
Amortization	(23)	(383)	(406)
Balance at end of year	$44	$3,333	$3,377

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2013 are (dollars in thousands):

Projected amortization of prior service cost	$23
Projected amortization of net loss	478
Total projected amortization of amounts in accumulated other comprehensive income	$501

Key assumptions used for the actuarial calculations to determine the benefit obligation are as follows:

	December 31,
	2012	2011
Discount rate	3.71%	4.20%
Salary increases	5.00%	4.80%

Key assumptions used for the actuarial calculations to determine the net periodic benefit cost are as follows:

	For the Years Ended December 31,
	2012	2011	2010
Discount rate	4.20%	5.25%	5.75%
Salary increases	4.80%	4.80%	4.80%

The 2012 discount rate used to determine the benefit obligation was determined using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Future benefit payments were estimated based on census data, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments was calculated using duration-based interest rate yields from the Citibank Pension Discount Curve as of December 31, 2012, and solving for the single discount rate that produced the same present value.
The Bank estimates that its required contributions for the year ended December 31, 2013 will be $0.3 million.
Estimated future benefit payments reflecting expected future services for the years ending after December 31, 2012 are (dollars in thousands):

Year	Amount
2013	$315
2014	342
2015	454
2016	484
2017	498
2018 through 2022	2,853

Note 18 — Fair Value

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

The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:

•	Level 1 Inputs. Quoted prices (unadjusted) for identical assets or liabilities in an active market that the Bank can access on the measurement date.

•
Level 2 Inputs. Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, implied volatilities, and credit spreads), and (iv) market-corroborated inputs.

•	Level 3 Inputs. Unobservable inputs for the asset or liability.

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the years ended December 31, 2012, 2011, and 2010.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial instruments at December 31, 2012 (dollars in thousands). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$252,113	$252,113	$—	$—	$—	$252,113
Interest-bearing deposits	3,238	—	3,203	—	—	3,203
Securities purchased under agreements to resell	3,425,000	—	3,425,000	—	—	3,425,000
Federal funds sold	960,000	—	960,000	—	—	960,000
Trading securities	1,145,430	—	1,145,430	—	—	1,145,430
Available-for-sale securities	4,859,806	—	4,859,806	—	—	4,859,806
Held-to-maturity securities	3,039,721	—	3,158,034	40,095	—	3,198,129
Advances	26,613,915	—	26,828,132	—	—	26,828,132
Mortgage loans held for portfolio, net	6,951,810	—	7,323,009	48,995	—	7,372,004
Accrued interest receivable	66,410	—	66,410	—	—	66,410
Derivative assets	3,813	58	153,831	—	(150,076)	3,813
Other assets	8,261	8,261	—	—	—	8,261
Liabilities
Deposits	(1,084,744)	—	(1,084,738)	—	—	(1,084,738)
Consolidated obligations
Discount notes	(8,674,370)	—	(8,675,102)	—	—	(8,675,102)
Bonds	(34,345,183)	—	(35,570,458)	—	—	(35,570,458)
Total consolidated obligations	(43,019,553)	—	(44,245,560)	—	—	(44,245,560)
Mandatorily redeemable capital stock	(9,561)	(9,561)	—	—	—	(9,561)
Accrued interest payable	(106,611)	—	(106,611)	—	—	(106,611)
Derivative liabilities	(100,700)	(128)	(675,909)	—	575,337	(100,700)
Other
Standby letters of credit	(1,522)	—	—	(1,522)	—	(1,522)
Standby bond purchase agreements	—	—	2,136	—	—	2,136

1
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and the related accrued interest held of placed with the same counterparties.

The following table summarizes the carrying value and fair value of the Bank's financial instruments at December 31, 2011 (dollars in thousands):

Financial Instruments	Carrying Value	Fair Value
Assets
Cash and due from banks	$240,156	$240,156
Interest-bearing deposits	6,337	6,297
Securities purchased under agreements to resell	600,000	600,000
Federal funds sold	2,115,000	2,115,000
Trading securities	1,365,121	1,365,121
Available-for-sale securities	5,355,564	5,355,564
Held-to-maturity securities	5,195,200	5,380,021
Advances	26,591,023	26,867,150
Mortgage loans held for portfolio, net	7,137,970	7,597,462
Accrued interest receivable	73,009	73,009
Derivative assets	1,452	1,452
Liabilities
Deposits	(750,095)	(750,089)
Consolidated obligations
Discount notes	(6,809,766)	(6,809,872)
Bonds	(38,012,320)	(39,501,654)
Total consolidated obligations	(44,822,086)	(46,311,526)
Mandatorily redeemable capital stock	(6,169)	(6,169)
Accrued interest payable	(155,241)	(155,241)
Derivative liabilities	(116,806)	(116,806)
Other
Standby letters of credit	(1,604)	(1,604)
Standby bond purchase agreements	—	2,199

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

Investment Securities. The Bank's valuation technique incorporates prices from four designated third-party pricing vendors, when available. The pricing vendors generally use proprietary models to price investment securities. The inputs to those models are derived from various sources including, but not limited to, benchmark securities and yields, reported trades, dealer estimates, issuer spreads, bids, offers, and other market-related data. Since many investment securities do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established process in place to challenge investment valuations, which facilitates resolution of questionable prices identified by the Bank. Annually, the Bank conducts reviews of the four pricing vendors to confirm and further augment its understanding of the vendors' pricing processes, methodologies, and control procedures for investment securities.

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

As an additional step, the Bank reviews the final fair value estimates of its private-label MBS holdings quarterly for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private-label MBS using the estimated fair value derived from the process previously described and the security's projected cash flows and compared such yield to the yield for comparable securities according to dealers and/or other third-party sources. No significant variances were noted. Therefore, the Bank determined that its fair value estimates for private-label MBS were appropriate at December 31, 2012.

As of December 31, 2012 and 2011, three or four prices were received for substantially all of the Bank's investment securities and the final prices for substantially all of those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The Bank's discounted cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). The Bank uses the following inputs for measuring the fair value of interest-related derivatives:

•
Discount rate assumption. Prior to December 31, 2012, the Bank utilized the LIBOR swap curve. At December 31, 2012, the Bank utilized the overnight-index swap curve. This change was not material to the overall fair value measurement of interest-related derivatives.

•	Forward interest rate assumption. The Bank utilizes the LIBOR swap curve.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

For forward settlement agreements (TBAs), the Bank utilizes TBA securities prices that are determined by coupon class and expected term until settlement. For mortgage delivery commitments, the Bank utilizes TBA securities prices adjusted for credit risk and servicing spreads.

Other Assets. These represent assets held in a Rabbi Trust for the Bank's nonqualified BEP retirement plan. These assets include cash equivalents and mutual funds, both of which are carried at estimated fair value based on quoted market prices as of the last business day of the reporting period.

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

Fair Value on a Recurring Basis

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2012 (dollars in thousands):

	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$309,540	$—	$—	$309,540
GSE obligations	—	64,445	—	—	64,445
Other non-MBS	—	294,933	—	—	294,933
GSE MBS - residential	—	476,512	—	—	476,512
Total trading securities	—	1,145,430	—	—	1,145,430
Available-for-sale securities
Other U.S. obligations	—	163,215	—	—	163,215
GSE obligations	—	555,831	—	—	555,831
State or local housing agency obligations	—	8,401	—	—	8,401
Other non-MBS	—	400,410	—	—	400,410
GSE MBS - residential	—	3,731,949	—	—	3,731,949
Total available-for-sale securities	—	4,859,806	—	—	4,859,806
Derivative assets
Interest rate related	—	153,727	—	(150,076)	3,651
Forward settlement agreements (TBAs)	58	—	—	—	58
Mortgage delivery commitments	—	104	—	—	104
Total derivative assets	58	153,831	—	(150,076)	3,813
Other assets	8,261	—	—	—	8,261
Total recurring assets at fair value	$8,319	$6,159,067	$—	$(150,076)	$6,017,310
Liabilities
Consolidated obligation bonds[2]	$—	$(1,866,985)	$—	$—	$(1,866,985)
Derivative liabilities
Interest rate related	—	(675,855)	—	575,337	(100,518)
Forward settlement agreements (TBAs)	(128)	—	—	—	(128)
Mortgage delivery commitments	—	(54)	—	—	(54)
Total derivative liabilities	(128)	(675,909)	—	575,337	(100,700)
Total recurring liabilities at fair value	$(128)	$(2,542,894)	$—	$575,337	$(1,967,685)

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

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2011 (dollars in thousands):

	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$8,521	$—	$—	$8,521
GSE obligations	—	63,718	—	—	63,718
Temporary Liquidity Guarantee Program debentures	—	1,006,883	—	—	1,006,883
Other non-MBS	—	285,999	—	—	285,999
Total trading securities	—	1,365,121	—	—	1,365,121
Available-for-sale securities
Other U.S. obligations	—	172,137	—	—	172,137
GSE obligations	—	556,669	—	—	556,669
Temporary Liquidity Guarantee Program debentures	—	564,394	—	—	564,394
Other non-MBS	—	242,779	—	—	242,779
GSE MBS - residential	—	3,819,585	—	—	3,819,585
Total available-for-sale securities	—	5,355,564	—	—	5,355,564
Derivative assets
Interest rate related	—	222,264	—	(221,355)	909
Mortgage delivery commitments	—	543	—	—	543
Total derivative assets	—	222,807	—	(221,355)	1,452
Total recurring assets at fair value	$—	$6,943,492	$—	$(221,355)	$6,722,137
Liabilities
Consolidated obligations
Discount notes[2]	$—	$(3,474,596)	$—	$—	$(3,474,596)
Bonds[3]	—	(2,694,687)	—	—	(2,694,687)
Total consolidated obligations	—	(6,169,283)	—	—	(6,169,283)
Derivative liabilities
Interest rate related	—	(1,012,683)	—	896,597	(116,086)
Forward settlement agreements (TBAs)	(647)	—	—	—	(647)
Mortgage delivery commitments	—	(73)	—	—	(73)
Total derivative liabilities	(647)	(1,012,756)	—	896,597	(116,806)
Total recurring liabilities at fair value	$(647)	$(7,182,039)	$—	$896,597	$(6,286,089)

1
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparties.

2	Represents discount notes recorded under the fair value option.

3	Represents bonds recorded under the fair value option.

Fair Value on a Non-Recurring Basis

The Bank measures certain impaired mortgage loans held for portfolio and REO at Level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. In the case of impaired mortgage loans, the Bank estimates fair value based on historical loss severity rates incurred on sales or discounted cash flows. At December 31, 2012, the historical loss severity rate used to estimate the fair value of a majority of impaired mortgage loans held for portfolio was 16.0 percent. Significant increases/decreases in this loss severity rate may result in significantly lower/higher fair value measurements. In the case of REO, the Bank estimates fair value based on a current property value from the MPF Servicer or a broker price opinion adjusted for estimated selling costs.

The following table summarizes impaired mortgage loans held for portfolio and REO that were recorded at fair value as a result of a non-recurring change in fair value having been recorded in the quarter then ended (dollars in thousands):

	December 31,
	2012	2011
Impaired mortgage loans held for portfolio	$48,995	$55,575
Real estate owned	941	1,089
Total non-recurring assets	$49,936	$56,664

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

The following table summarizes the activity related to consolidated obligations in which the fair value option has been elected (dollars in thousands):

	For the Years Ended December 31,
Bonds	2012	2011	2010
Balance, beginning of year	$2,694,687	$2,816,850	$5,997,867
New bonds elected for fair value option	100,000	2,690,000	5,800,000
Maturities and terminations	(925,000)	(2,815,000)	(8,975,000)
Net (gain) loss on bonds held at fair value	(2,784)	5,077	(5,657)
Change in accrued interest	82	(2,240)	(360)
Balance, end of year	$1,866,985	$2,694,687	$2,816,850

	For the Years Ended December 31,
Discount Notes	2012	2011
Balance, beginning of year	$3,474,596	$—
New discount notes elected for fair value option	—	3,606,239
Maturities and terminations	(3,476,631)	(135,279)
Net (gain) loss on discount notes held at fair value	(1,403)	1,403
Change in unaccreted balance	3,438	2,233
Balance, end of year	$—	$3,474,596

For consolidated obligations recorded under the fair value option, the related contractual interest expense as well as the discount amortization on fair value option discount notes is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net gain (loss) on consolidated obligations held at fair value” in the Statements of Income. At December 31, 2012 and 2011, the Bank determined no credit risk adjustments for nonperformance were necessary to the consolidated obligations recorded under the fair value option. Concessions paid on consolidated obligations under the fair value option are expensed as incurred and recorded in other (loss) income.

The following table summarizes the difference between the unpaid principal balance and fair value of outstanding consolidated obligations for which the fair value option has been elected (dollars in thousands):

	December 31,
	2012	2011
	Bonds	Bonds	Discount Notes
Unpaid principal balance	$1,865,000	$2,690,000	$3,476,631
Fair value	1,866,985	2,694,687	3,474,596
Fair value over (under) unpaid principal balance	$1,985	$4,687	$(2,035)

Note 19 — Commitments and Contingencies

Joint and Several Liability. The 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At December 31, 2012 and 2011, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $645.1 billion and $647.3 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in thousands):

	December 31,
	2012			2011
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding	$2,853,245	$802,156	$3,655,401	$3,696,007
Standby bond purchase agreements outstanding	—	680,119	680,119	671,460
Commitments to purchase mortgage loans	96,220	—	96,220	89,971
Commitments to issue bonds	—	—	—	93,135
Other commitments	—	—	—	138,500

Standby Letters of Credit. Standby letters of credit are executed with members for a fee. A standby letter of credit is a financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 20 years, currently no later than 2031. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $1.5 million and $1.6 million at December 31, 2012 and 2011.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at December 31, 2012 and 2011 is reported in “Note 18 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2016. At December 31, 2012 and 2011, the Bank had standby bond purchase agreements with four housing associates. During the years ended December 31, 2012, 2011, and 2010, the Bank was not required to purchase any bonds under these agreements. For the years ended December 31, 2012, 2011, and 2010, the Bank received fees for the guarantees that amounted to $2.1 million, $1.8 million, and $1.7 million. The estimated fair value of standby bond purchase agreements at December 31, 2012 and 2011 is reported in “Note 18 — Fair Value.”

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at December 31, 2012 and 2011 is reported in “Note 11 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Lease Commitments. The Bank charged to operating expenses net rental costs of $1.3 million, $1.1 million, and $1.3 million for the years ended December 31, 2012, 2011, and 2010.

Future minimum lease payments for premises and equipment at December 31, 2012 were as follows (dollars in thousands):

Year	Amount
2013	$1,201
2014	1,117
2015	962
2016	869
2017	956
Thereafter	8,604
Total	$13,709
Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

Other Commitments. The Bank is contractually obligated to pay the FHLBank of Chicago a service fee for its participation in the MPF program. This service fee expense is recorded as an offset to other (loss) income. Refer to “Note 21 — Activities with Other FHLBanks” for additional details.

As described in “Note 10 — Allowance for Credit Losses”, the FLA is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments was $126.0 million and $124.4 million at December 31, 2012 and 2011.
In conjunction with its sale of certain mortgage loans to Fannie Mae through the FHLBank of Chicago in 2009, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $1.2 million by December 31, 2012, $0.8 million by December 31, 2015, and $0.3 million by December 31, 2020. At December 31, 2012, the FHLBank of Chicago had not requested any indemnification payments from the Bank pursuant to this agreement.

Legal Proceedings. The Bank is not currently aware of any material pending legal proceedings other than ordinary routine litigation incidental to the business, to which it is a party or of which any of its property is the subject.

Note 20 — Activities with Stockholders

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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in thousands):

	December 31,
	2012		2011
	Amount	% of Total	Amount	% of Total
Interest-bearing deposits	$239	7.4	$239	3.8
Advances	587,643	2.3	611,033	2.4
Mortgage loans	83,227	1.2	74,628	1.1
Deposits	5,338	0.5	12,616	1.7
Capital stock	41,172	2.0	40,892	1.9

Business Concentrations

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At December 31, 2012 and 2011, the Bank concluded that it did not have any business concentrations with stockholders.

Note 21 — Activities with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago for its participation in the MPF program. This service fee expense is recorded as an offset to other (loss) income. For the years ended December 31, 2012, 2011, and 2010, the Bank recorded $2.5 million, $2.1 million, and $1.7 million in service fee expense to the FHLBank of Chicago.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The Bank did not make any loans to other FHLBanks during the year ended December 31, 2012.

The following table summarizes loan activity to other FHLBanks during the years ended December 31, 2011 and 2010 (dollars in thousands):

Other FHLBank	Beginning Balance	Advance	Principal Repayment	Ending Balance
2011
Atlanta	$—	$1,000,000	$(1,000,000)	$—
Topeka	—	35,000	(35,000)	—
	$—	$1,035,000	$(1,035,000)	$—
2010
Chicago	$—	$5,000	$(5,000)	$—

The following table summarizes borrowing activity from other FHLBanks during the years ended December 31, 2012, 2011, and 2010 (dollars in thousands):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2012
Chicago	$—	$125,000	$(125,000)	$—

2011
Atlanta	$—	$100,000	$(100,000)	$—
Chicago	—	140,000	(140,000)	—
Cincinnati	—	100,000	(100,000)	—
Dallas	—	50,000	(50,000)	—
Topeka	—	75,000	(75,000)	—
	$—	$465,000	$(465,000)	$—
2010
Chicago	$—	$500,000	$(500,000)	$—
Cincinnati	—	25,000	(25,000)	—
	$—	$525,000	$(525,000)	$—

At December 31, 2012 and 2011, none of the previous transactions were outstanding on the Bank's Statements of Condition.

Debt Transfers. Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. These transfers are accounted for in the same manner as debt extinguishments. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. During the year ended December 31, 2012, the Bank transferred $380.0 million of par value bonds to the FHLBank of Boston and recorded aggregate net losses of $49.0 million through "Net loss on extinguishment of debt" in the Statements of Income. During the year ended December 31, 2011, the Bank did not transfer any debt to other FHLBanks. During the year ended December 31, 2010, the Bank transferred $140.0 million, $100.0 million, and $193.9 million of par value bonds to the FHLBanks of Atlanta, Boston, and New York and recorded aggregate net losses of $54.1 million through "Net loss on extinguishment of debt" in the Statements of Income.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
Selected Quarterly Financial Information
The following table presents a summary of our Statements of Condition data (dollars in millions):

	2012
Statements of Condition	December 31,	September 30,	June 30,	March 31,
Investments[1]	$13,433	$15,377	$12,738	$14,146
Advances	26,614	25,831	26,561	26,608
Mortgage loans held for portfolio, gross	6,968	7,132	7,271	7,173
Allowance for credit losses	(16)	(16)	(17)	(18)
Total assets	47,367	48,659	46,938	48,345
Consolidated obligations
Discount notes	8,675	14,158	5,956	5,727
Bonds	34,345	30,108	36,396	38,482
Total consolidated obligations[2]	43,020	44,266	42,352	44,209
Mandatorily redeemable capital stock	9	10	10	7
Capital stock — Class B putable	2,063	2,024	2,064	2,074
Retained earnings	622	606	601	599
Accumulated other comprehensive income	149	168	150	131
Total capital	2,834	2,798	2,815	2,804

1	Investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and HTM securities.

2
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $687.9 billion, $674.5 billion, $685.2 billion, and $658.0 billion at December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012.

The following table presents a summary of our Statements of Income data (dollars in millions):

	For the Three Months Ended
	2012
Statements of Income	December 31,	September 30,	June 30,	March 31,
Net interest income[1]	$56.4	$59.3	$55.0	$69.9
Provision for credit losses on mortgage loans	—	—	—	—
Other (loss) income[2]	(8.1)	(24.5)	(19.8)	(4.9)
Other expense	15.1	14.6	15.0	14.8
Net income	29.9	18.1	18.2	45.2

1	Represents net interest income before the provision for credit losses on mortgage loans.

2
Other (loss) income includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, and net gains (losses) on the extinguishment of debt.

The following table presents a summary of our Statements of Condition data (dollars in millions):

	2011
Statements of Condition	December 31,	September 30,	June 30,	March 31,
Investments[1]	$14,637	$14,696	$15,601	$17,381
Advances	26,591	27,069	27,939	27,963
Mortgage loans held for portfolio, gross	7,157	7,351	7,244	7,220
Allowance for credit losses	(19)	(20)	(19)	(18)
Total assets	48,733	49,557	51,575	52,841
Consolidated obligations
Discount notes	6,810	5,672	8,602	3,928
Bonds	38,012	39,782	38,568	44,289
Total consolidated obligations[2]	44,822	45,454	47,170	48,217
Mandatorily redeemable capital stock	6	7	7	7
Capital stock — Class B putable	2,109	2,107	2,140	2,118
Retained earnings	569	552	568	565
Accumulated other comprehensive income	134	135	93	64
Total capital	2,812	2,794	2,801	2,747

1	Investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and HTM securities.

2
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $691.8 billion, $696.6 billion, $727.4 billion, and $765.9 billion at December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011.

The following table presents a summary of our Statements of Income data (dollars in millions):

	For the Three Months Ended
	2011
Statements of Income	December 31,	September 30,	June 30,	March 31,
Net interest income[1]	$59.2	$65.4	$48.9	$62.1
Provision for credit losses on mortgage loans	—	2.0	1.6	5.6
Other (loss) income[2]	(8.0)	(49.9)	(7.5)	(6.5)
Other expense	14.2	14.2	13.9	14.6
Net income (loss)	33.3	(0.6)	19.1	26.0

1	Represents net interest income before the provision for credit losses on mortgage loans.

2
Other (loss) income includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, and net gains (losses) on the extinguishment of debt.

Investment Portfolio Analysis
The following table summarizes the carrying value of our investment portfolio (dollars in millions):

	December 31,
	2012	2011	2010
Trading securities
Other U.S. obligations	$309	$8	$—
GSE obligations	64	64	—
Temporary Liquidity Guarantee Program debentures	—	1,007	1,213
Other[1]	295	286	259
Mortgage-backed securities
GSE - residential	477	—	—
Total trading securities	1,145	1,365	1,472
Available-for-sale securities
Other U.S. obligations	163	172	176
GSE obligations	556	557	523
State or local housing agency obligations	8	—	—
Temporary Liquidity Guarantee Program debentures	—	564	566
Other[2]	401	243	165
Mortgage-backed securities
GSE - residential	3,732	3,820	4,927
Total available-for-sale securities	4,860	5,356	6,357
Held-to-maturity securities
Certificates of deposit	—	340	335
GSE obligations	308	310	312
State or local housing agency obligations	88	102	107
Temporary Liquidity Guarantee Program debentures	—	1	1
Other[3]	2	1	4
Mortgage-backed securities
Other U.S. obligations - residential	8	11	30
Other U.S. obligations - commercial	3	3	4
GSE - residential	2,590	4,378	6,374
Private-label - residential	41	49	59
Total held-to-maturity securities	3,040	5,195	7,226
Interest-bearing deposits	3	6	9
Securities purchased under agreements to resell	3,425	600	1,550
Federal funds sold	960	2,115	2,025
Total investments	$13,433	$14,637	$18,639

1	Consists of taxable municipal bonds.

2	Consists of Private Export Funding Corporation and taxable municipal bonds.

3	Consists of an investment in a Small Business Investment Company.

The following table summarizes the carrying value and yield characteristics of our investment portfolio on the basis of remaining terms to contractual maturity at December 31, 2012 (dollars in millions):

	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Total
Trading securities
Other U.S. obligations	$—	$—	$42	$267	$309
GSE obligations	—	—	—	64	64
Other[1]	—	—	116	179	295
Mortgage-backed securities
GSE - residential	—	—	305	172	477
Total trading securities	—	—	463	682	1,145
Yield on trading securities	—%	—%	2.74%	3.49%
Available-for-sale securities
Other U.S. obligations	—	—	163	—	163
GSE obligations	—	291	233	32	556
State or local housing agency obligations	—	—	—	8	8
Other[2]	—	41	188	172	401
Mortgage-backed securities
GSE - residential	—	—	660	3,072	3,732
Total available-for-sale securities	—	332	1,244	3,284	4,860
Yield on available-for-sale securities	—%	3.57%	3.43%	1.05%
Held-to-maturity securities
GSE obligations	—	—	—	308	308
State or local housing agency obligations	—	—	—	88	88
Other[3]	—	2	—	—	2
Mortgage-backed securities
Other U.S. obligations - residential	—	—	1	7	8
Other U.S. obligations - commercial	—	—	3	—	3
GSE - residential	—	—	—	2,590	2,590
Private-label - residential	—	—	—	41	41
Total held-to-maturity securities	—	2	4	3,034	3,040
Yield on held-to-maturity securities	—%	1.10%	0.79%	2.86%
Total investment securities	—	334	1,711	7,000	9,045
Interest-bearing deposits	3	—	—	—	3
Securities purchased under agreements to resell	3,425	—	—	—	3,425
Federal funds sold	960	—	—	—	960
Total investments	$4,388	$334	$1,711	$7,000	$13,433

1	Consists of taxable municipal bonds.

2	Consists of Private Export Funding Corporation and taxable municipal bonds.

3	Consists of an investment in a Small Business Investment Company.

At December 31, 2012, we had investments with a carrying value greater than 10 percent of our total capital with the following issuers (excluding GSEs and U.S. Government agencies) (dollars in millions):

	Carrying Value	Fair Value
Barclays Bank PLC	$1,250	$1,250
Merrill Lynch	1,215	1,215
Nomura Securities International, Inc.	925	925
Total	$3,390	$3,390

Loan Portfolio Analysis
The following table presents supplemental information on our mortgage loans held for portfolio (dollars in thousands):

	December 31,
	2012	2011	2010	2009	2008
Past due 90 days or more and still accruing interest[1]	$5,292	$4,427	$4,675	$5,306	$7,333
Non-accrual mortgage loans[2]	$88,992	$97,477	$111,064	$102,028	$48,439
Allowance for credit losses
Balance, beginning of year	$18,963	$13,000	$1,887	$500	$300
Charge-offs[3]	(3,170)	(3,192)	(1,005)	(88)	(95)
Provision for credit losses	—	9,155	12,118	1,475	295
Balance, end of year	$15,793	$18,963	$13,000	$1,887	$500
Non-accrual mortgage loans
Gross interest income that would have been recorded based on original terms during the year	$3,796
Interest actually recognized into net income during the year	—
Interest shortfall	$3,796

1
Represents the unpaid principal balance of government-insured mortgage loans that are 90 days or more past due. A government-insured mortgage loan that is 90 days or more past due is not placed on non-accrual status because of the U.S. Government guarantee of the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met.

2	Represents the unpaid principal balance of conventional mortgage loans that are 90 days or more past due and/or troubled debt restructurings.

3	The ratio of charge-offs to average mortgage loans outstanding was one percent or less for the years ended December 31, 2012, 2011, 2010, 2009, and 2008.

Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following table summarizes our short-term borrowings for the years ended December 31, 2012, 2011, and 2010 (dollars in millions):

	Discount Notes			Bonds
	2012	2011	2010	2012	2011	2010
Outstanding at end of the period	$8,675	$6,810	$7,208	$14,375	$8,785	$625
Weighted-average rate at end of the period	0.13%	0.09%	0.12%	0.19%	0.19%	0.42%
Daily-average outstanding for the period	$8,839	$7,104	$7,146	$9,725	$4,414	$6,983
Weighted-average rate for the period	0.13%	0.09%	0.15%	0.19%	0.19%	0.44%
Highest outstanding at any month-end	$14,158	$12,151	$12,397	$14,375	$9,035	$13,081

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our president and chief executive officer (CEO) and chief financial officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

Management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) with the participation of the president and CEO and CFO as of the end of the annual period covered by this report. Based on that evaluation, the president and CEO and the CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2012.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework established in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2012.
Additionally, our internal control over financial reporting as of December 31, 2012 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers, LLP (PwC). Refer to “Item 8. Financial Statements and Supplementary Data — Audited Financial Statements” for their audit report.
Changes in Internal Control over Financial Reporting
For the fourth quarter of 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Independent Directors are nominated by our Board of Directors after consultation with our Advisory Council, and then voted upon by all members within our five-state district. For each Independent Directorship, a member is entitled to cast the same number of votes as it would for a Member Directorship.
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
The table below shows membership information for the Bank’s Board of Directors at February 28, 2013:

				Expiration of
				Current Term As
		Member or		Director as of	Board
Director	Age	Independent	Director Since	December 31	Committees
Dale E. Oberkfell (chair)	57	Member	January 1, 2007	2013	a, c, e, f
Eric A. Hardmeyer (vice chair)	53	Member	January 1, 2008	2014	a, c, d, g
Johnny A. Danos	73	Independent	May 14, 2007	2014	b, e, g
Gerald D. Eid*	72	Independent	January 23, 2004	2014	c, d, g
Michael J. Finley	57	Member	January 1, 2005	2014	b, d, g
Van D. Fishback	66	Member	January 1, 2009	2016	a, c, e, f
Chris D. Grimm	54	Member	January 1, 2010	2015	a, c, d, g
Labh S. Hira, Ph.D.	64	Independent	May 14, 2007	2013	b, d, f
Teresa J. Keegan	50	Member	January 1, 2012	2015	b, e, g
John F. Kennedy, Sr.*	57	Independent	May 14, 2007	2016	a, b, e, g
Ellen Z. Lamale	59	Independent	January 1, 2012	2015	a, c, d, f
Clair J. Lensing	78	Member	January 1, 2004	2013	b, d, g
Paula R. Meyer	58	Independent	May 14, 2007	2016	a, b, d, g
John P. Rigler II	61	Member	January 1, 2013	2016	c, e, f
John H. Robinson	62	Independent	May 14, 2007	2015	a, b, e, f
Joseph C. Stewart III	43	Member	January 1, 2008	2013	c, d, f

a)	Executive and Governance Committee

b)	Audit Committee

c)	Risk Committee

d)	Mission, Member, and Housing Committee

e)	Finance and Planning Committee

f)	Human Resources and Compensation Committee (Compensation Committee)

g)	Business Operations and Technology Committee

*	Public Interest Independent Director

The following describes the principal occupation, business experience, qualifications, and skills, among other matters of the 16 directors who currently serve on our Board of Directors. Except as otherwise indicated, each Director has been engaged in the principal occupation indicated for at least the past five years.
Dale E. Oberkfell, the Board's chair, has served in a variety of banking positions during his 30 years in the financial services industry. Mr. Oberkfell currently serves as executive vice president and CFO of Midwest BankCentre and treasurer and board secretary of Midwest BankCentre, Inc. Prior to joining Midwest BankCentre in January of 2012, he held various executive-level positions at Reliance Bank in Des Peres, Missouri, including president, chief operating officer (COO) and CFO. During this period, he also served as executive vice president and CFO of Reliance Bancshares, Inc. in Des Peres, Missouri, and as an executive officer of Reliance Bank, FSB in Fort Myers, Florida. Mr. Oberkfell was also a partner at the certified public accounting firm of Cummings, Oberkfell & Ristau, P.C. in St. Louis, Missouri. He is a licensed certified public accountant (CPA) and is active in the American Institute of Certified Public Accountants. He currently serves on several non-profit boards, including Good Shepard Family and Children's Services and Washington University Alumni Boards. Mr. Oberkfell's position as an officer of a member institution and his involvement in and knowledge of accounting, auditing, internal controls, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. Mr. Oberkfell also serves as chair of the Executive and Governance Committee.
Eric A. Hardmeyer, the Board's vice chair, joined the Bank of North Dakota in 1985 and served as senior vice president of lending before becoming president and CEO in 2001. Mr. Hardmeyer is the past chairman of the North Dakota Bankers Association and also serves on the board of trustees of the Bismarck-Mandan Chamber of Commerce Foundation and the Missouri Valley YMCA. He is a member of the Federal Reserve Bank of Minneapolis Community Depository Institutions Advisory Council. Mr. Hardmeyer's position as an officer of a member institution and his involvement in and knowledge of economic development, accounting, auditing, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. Mr. Hardmeyer also serves as vice chair of the Executive and Governance Committee.
Johnny A. Danos has served as Director of Strategic Development for LWBJ Financial in West Des Moines, Iowa since 2008. For more than 10 years, Mr. Danos was president of the Greater Des Moines Community Foundation in Des Moines, Iowa. He is the retired managing partner of the accounting firm of KPMG located in Des Moines, Iowa, and has more than 30 years of public accounting experience serving commercial, retail, and financial institutions. He serves on the board of directors of Casey's General Stores and Wright Tree Service. Mr. Danos’ involvement and experience in auditing, accounting, and organizational management, as indicated by his background, support his qualifications to serve as an Independent Director on our Board of Directors. Mr. Danos also serves as vice chair of the Business Operations and Technology Committee.
Gerald D. Eid has served as CEO of Eid-Co Buildings, Inc. in Fargo, North Dakota, since 1973. A second-generation builder, Mr. Eid has been in the building business and licensed as a realtor for more than 30 years. Founded in 1951, Eid-Co Buildings, Inc. is one of the largest single-family home builders in North Dakota. Mr. Eid has served as a member of the North Dakota Housing Finance Agency Advisory Board since 1998 and is currently its chair. He also represented North Dakota on the executive committee of the National Association of Homebuilders. Mr. Eid's involvement and experience in representing community interests in housing as well as housing finance, as indicated by his background, support his qualifications to serve as a public interest Independent Director on our Board of Directors.
Michael J. Finley has served since 1992 as president of Janesville State Bank in Janesville, Minnesota. Mr. Finley serves on the Political Action Committee Board and the Government Relations Committee of the Minnesota Bankers Association. He is a founding member of the Minnesota Financial Group, a peer group of 15 bankers founded in 1988, and is also currently the vice chairman of the Janesville Economic Development Authority. Mr. Finley's position as an officer of a member institution and his involvement in and knowledge of bank regulation, financial management, auditing, and credit administration, as indicated by his background, support his qualifications to serve on our Board of Directors. Mr. Finley also serves as the vice chair of the Audit Committee.
Van D. Fishback is vice chairman of First Bank & Trust in Brookings, South Dakota. Mr. Fishback joined First Bank & Trust in 1972 and has previously served as its president and CEO. Mr. Fishback currently serves as vice chair of Fishback Financial Corporation, one of South Dakota's largest privately held bank holding companies. In addition, he is a board member of First Bank & Trust, N.A. in Pipestone, Minnesota and First Bank & Trust in Milbank, South Dakota. Mr. Fishback is a licensed attorney and has been a member of the South Dakota bar since 1972. Mr. Fishback's position as an officer of a member institution and his involvement in and knowledge of financial management, community development, and the law, as indicated by his background, support his qualifications to serve on our Board of Directors. Mr. Fishback also serves as chair of the Finance and Planning Committee.

Chris D. Grimm joined Iowa State Bank as its president and CEO in 2001. Prior to accepting his current role at Iowa State Bank, Mr. Grimm held a number of positions unrelated to the financial services industry. Mr. Grimm's position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. Mr. Grimm also serves as chair of the Mission, Member, and Housing Committee.
Labh S. Hira, Ph.D., is Dean Emeritus and Professor of Accounting at the College of Business at Iowa State University (ISU) in Ames, Iowa. Dr. Hira recently returned to the accounting faculty after serving as the interim president of the ISU Foundation during 2012. He has held a variety of positions at ISU since 1982, including accounting professor, department chair, associate dean and Dean of the College of Business. Dr. Hira's involvement and experience in financial management, auditing, and accounting, as indicated by his background, support his qualifications to serve as an Independent Director on our Board of Directors. Dr. Hira also serves as vice chair of the Compensation Committee.
Teresa J. Keegan has served since 2002 as the senior vice president and CFO of Fidelity Bank in Edina, Minnesota. Ms. Keegan has over 25 years of financial management experience, including 19 years as a CFO in various financial institutions. Ms. Keegan is currently active in several peer groups, has served on the board of the Minnesota Bankers Association Insurance and Services, Inc., and previously chaired the Minnesota Bankers Association Operations and Technology Committee. Her position as an officer of a member institution and her involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve on our Board of Directors. Ms. Keegan also serves as vice chair of the Finance and Planning Committee.
John F. Kennedy, Sr. has served since 2012 as executive vice president and CFO for the St. Louis Equity Fund, Inc. in St. Louis, Missouri. St. Louis Equity Fund, Inc. which invests in affordable rental housing developments financed through corporate and bank investment and in cooperation with federal, state, and local governments. Mr. Kennedy has been with the St. Louis Equity Fund since 1998 and has more than 30 years of experience in affordable rental housing development and financing, residential homebuilding, public accounting, auditing, financial management, and representing low income individuals and families through the St. Louis Equity Fund, Inc. and the Gateway Community Development Fund, Inc., a certified CDFI. Mr. Kennedy’s involvement in and knowledge of accounting, auditing, financial management, and representing community interests in housing, as indicated by his background, support his qualifications to serve as a public interest Independent Director on our Board of Directors. Mr. Kennedy also serves as chair of the Audit Committee.
Ellen Z. Lamale retired from her position as senior vice president and chief risk officer (CRO) of The Principal Financial Group (The Principal Financial Group is a registered trademark) (Principal) in March of 2011. Ms. Lamale held executive positions at Principal for more than 10 years, and her responsibilities during her 34-year career at Principal included risk management, financial analysis, capital management, strategic planning, and auditing. Ms. Lamale has served on several community boards, including West Des Moines Youth Soccer Club, Iowa United Soccer Club, Des Moines Symphony Second Strings, and Des Moines Public Library Foundation. Currently, she is a volunteer with the West Des Moines Youth Justice Initiative. Her involvement in and knowledge of accounting, auditing, financial, and risk management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. Ms. Lamale also serves as chair of the Risk Committee.
Clair J. Lensing has served as the president, CEO, and owner of Security State Bank in Waverly, Iowa, since 1999. He also owns the Citizens Savings Bank in Hawkeye, Iowa, and the Maynard Savings Bank in Maynard, Iowa. Previously, he served as president and CEO of Farmers State Bank in Marion, Iowa, and as a bank examiner with the Iowa Division of Banking. Mr. Lensing has served as president of the Iowa Bankers Association, chairman of the Board of Shazam Network, and board member of the Community Bankers of Iowa. Mr. Lensing's position as an officer of a member institution and his involvement in and knowledge of economic development and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. Mr. Lensing also serves as vice chair of the Mission, Member, and Housing Committee.
Paula R. Meyer has over 30 years of experience in the financial services industry as a senior executive encompassing marketing, operations, and management of mutual funds, investments, and insurance companies. She retired in 2006 as president of the mutual fund and certificate businesses at Ameriprise Financial and has focused on board service since 2007. Prior to that, Ms. Meyer was president of Piper Capital Management. Ms. Meyer also serves on the board of directors of Mutual of Omaha in Omaha, Nebraska, First Command Financial Services in Fort Worth, Texas, and is board chair emeritus of Luther College in Decorah, Iowa. Ms. Meyer's involvement in and knowledge of risk management, marketing, and financial management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. Ms. Meyer also serves as chair of the Business Operations and Technology Committee.

John P. Rigler II has served as president and CEO of State Bank and Trust Company since 2005. Mr. Rigler has been in the banking industry for 40 years and has experience in correspondent banking, trusts and investments, mergers and acquisitions, and government relations, including lobbying efforts with the Iowa Legislature. He has also been active in economic development in Iowa for more than 20 years. Currently, Mr. Rigler is serving as Chairman of Iowa Community Development, L.C. (ICD). He assisted ICD with a tax credit application and received $200 million in new market tax credits. Mr. Rigler's position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support his qualifications to serve on our Board of Directors.
John H. Robinson has served as chairman of Hamilton Ventures, LLC, a consulting and investment company in Kansas City, Missouri since 2004. Mr. Robinson is an engineer with international experience as chairman of EPCglobal Ltd in Sheffield, England, from 2003 to 2004, and executive director of Amey Plc in London, England, from 2000 to 2002. He was managing partner and vice chairman of Black & Veatch, Inc. from 1989 to 2000. He serves on the board of directors of Olsson Associates, Alliance Resources MLP, and Coeur Precious Metals. Mr. Robinson's involvement in and knowledge of financial management, project development, and organizational management, as indicated by his background, support his qualifications to serve as an Independent Director on our Board of Directors. Mr. Robinson also serves as chair of the Compensation Committee.
Joseph C. Stewart III has served as chairman of the board of BancStar, Inc., a three-bank holding company in St. Louis, Missouri, and as CEO and director of Bank Star in Pacific, Missouri since 2004. In addition, Mr. Stewart has worked in various other capacities since joining the Bank Star Companies in 1994 and also serves as CEO and director for Bank Star One in Fulton, Missouri and Bank Star of the BootHeel in Steele, Missouri. Mr. Stewart has held board positions for several organizations including the Missouri Bankers Association and the Missouri Independent Bankers Association and is currently serving on the government relations committee of the American Bankers Association. Mr. Stewart's position as an officer of a member institution and his knowledge of accounting, risk management, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. Mr. Stewart also serves as vice chair of the Risk Committee.
Executive Officers
The following persons currently serve as executive officers of the Bank:

			Position Held
Executive Officer	Age	Position Held	Since
Richard S. Swanson	62	President and Chief Executive Officer	June 2006
Steven T. Schuler	61	Executive Vice President and Chief Financial Officer	September 2006
Edward J. McGreen	45	Executive Vice President and Chief Capital Markets Officer	July 2005
Dusan Stojanovic	53	Executive Vice President and Chief Risk Officer	February 2010
Daniel D. Clute	47	Executive Vice President and Chief Business Officer	October 2012

Richard S. Swanson has served as the Bank's president and CEO since June of 2006. Mr. Swanson joined the Bank following a career in bank management, corporate and financial law practice, and public service based in Seattle, Washington. From 2004 to 2006, he advised companies in the areas of corporate governance and finance, banking law, and SEC regulation as a principal of the law firm of Hillis, Clark, Martin & Peterson. From 1990 to 2003, Mr. Swanson was CEO and a director of HomeStreet Bank. He also served the FHLBank of Seattle as a member director from 1998 to 2003 and as vice chair from 2002 to 2003. Throughout his career, Mr. Swanson has been a director of public and private companies, as well as non-profit organizations and industry associations. He is recognized as a Board Leadership Fellow by the National Association of Corporate Directors, and currently serves on the Board of Directors of the FHLBanks' Office of Finance and, by appointment of the U.S. Department of the Treasury, as director and vice chair of the Resolution Funding Corporation. Mr. Swanson received his undergraduate degree from Harvard College, was a Marshall Scholar at Cambridge University and earned his law degree from Stanford Law School.

Steven T. Schuler has served as executive vice president and CFO since September of 2006. In his role, Mr. Schuler has management responsibility for accounting, information technology, project management, and business process management. Prior to joining the Bank, Mr. Schuler served in various accounting and financial management positions in the commercial banking and wireless technology industries. From 2001 to 2006, Mr. Schuler served as CFO, treasurer and secretary for Iowa Wireless Services, Inc. From 1977 to 2001, Mr. Schuler had a long career with Brenton Banks, Inc., a publicly traded regional commercial banking company which was sold to Wells Fargo in 2001. He served in various capacities eventually serving as corporate senior vice president, CFO, secretary and treasurer. Mr. Schuler received a Bachelors degree in Accounting from Iowa State University.

Edward J. McGreen was appointed executive vice president and chief capital markets officer (CCMO) in July of 2005. His management responsibilities include treasury and portfolio strategy. Mr. McGreen joined the Bank as director of mortgage portfolio management in November of 2004. Prior to joining the Bank, he held various finance and portfolio management positions at Fannie Mae from 1996 to 2001 and 2002 to 2004. From 2001 to 2002, Mr. McGreen was senior interest rate risk manager for GE Asset Management. Mr. McGreen received his undergraduate degree in Business Administration from Ohio State University and a Masters of Science in Finance from George Washington University. He also holds the Chartered Financial Analyst designation from the CFA institute and the Financial Risk Manager designation from Global Association of Risk Professionals.

Dusan Stojanovic has been with the Bank since March of 2008 and is currently serving as executive vice president and CRO, a position he has held since February 2010. Mr. Stojanovic has management responsibility for enterprise risk management, including credit risk, market risk, operational risk, and model risk. Prior to joining the Bank, Mr. Stojanovic held a variety of regulatory risk management and model validation positions with the Federal Reserve Bank of Chicago from 2006 to 2008, Federal Reserve Bank of Richmond from 2005 to 2006, and Federal Reserve Bank of St. Louis from 1995 to 2003. From 2003 to 2004, Mr. Stojanovic served as the vice governor for banking supervision at the National Bank of Serbia. Mr. Stojanovic received his undergraduate degree in Economics from the University of Belgrade and his M.A. and Ph.D. degrees in Economics from Washington University in St. Louis, Missouri. He also holds the Chartered Financial Analyst designation from the CFA institute.

Daniel D. Clute has been executive vice president and chief business officer (CBO) since October of 2012. Mr. Clute is responsible for the Bank's credit sales, communications, community investment, external relations, and member financial services. He joined the bank in August 2011 as senior vice president and director of communications and external relations. Prior to joining the Bank, his career included senior roles in treasury, corporate finance, public relations, and public service. From 2007 to 2011, he served as vice president and treasurer of Wells Fargo Financial, Inc., a unit of Wells Fargo & Company, where he was responsible for funding, treasury operations, and asset-liability management for the international finance company. From 2000 to 2007, Mr. Clute served in several roles at Citigroup, including the senior finance and administrative officer for a Citi Cards operations center and the state director of public affairs for Citigroup businesses in Iowa. From 1989 to 2000, he served in various management roles in the Wells Fargo Financial, Inc. Treasury Operations Department. Mr. Clute served as an elected member of the Iowa House of Representatives from 2007 to 2009 and prior to that was an elected member of the Clive, Iowa, City Council from 2002 to 2007. He also has a long history of non-profit board of director leadership, including his current position as immediate past president of the board of directors of Habitat for Humanity of Iowa, Inc. He was appointed by the governor of Iowa in 2012 to a four-year term on the Board of Directors of the Iowa Student Loan Liquidity Corporation. Mr. Clute received his undergraduate and Masters of Business Administration degrees from the University of Iowa in 1988 and 1989, respectively.

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

Audit Committee
The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its review and oversight responsibilities for (i) the integrity of the Bank's financial statements and financial reporting process and systems of internal accounting and financial reporting controls, (ii) the independence, scope of audit services, and performance of the Bank's internal audit function as well as the appointment or replacement of the Bank's chief audit executive, (iii) the selection and replacement, qualifications, independence, scope of audit, and performance of the Bank's external auditor, (iv) the Bank's compliance with laws, regulations and policies, including the Code of Ethics, as applicable to the Committee's duties and responsibilities, (v) the procedures for complaints regarding questionable accounting, internal accounting controls, and auditing matters, and oversight of fraud investigations, and (vi) the Bank's and Audit Committee's compliance with the Finance Agency's Examination Guidance for the examination of accounting practices. The Audit Committee has adopted a charter outlining its roles and responsibilities, which is available on our website at www.fhlbdm.com. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC. The members of our Audit Committee for 2013 are John Kennedy (chair), Michael Finley (vice chair), Johnny Danos, Labh Hira, Teresa Keegan, Clair Lensing, Paula Meyer, and John Robinson. The Audit Committee held a total of seven in-person meetings and four telephonic meetings in 2012. As of February 28, 2013, the Audit Committee has held one in-person meeting and one telephonic meeting and is scheduled to hold five in-person meetings and five telephonic meetings throughout the remainder of 2013. Refer to Exhibit 99.1 of this 2012 Annual Report for the Audit Committee Report.
Audit Committee Financial Expert
Our Board of Directors determined that the following members of its Audit Committee qualify as audit committee financial experts under Item 407(d)(5) of Regulation S-K: Johnny Danos, Labh Hira, John Kennedy, and Paula Meyer. Refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence” for details on our director independence. For information concerning the experience through which these individuals acquired the attributes required to be deemed financial experts, refer to the biographical information in Item 10.

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

iv.
Roles and Responsibilities of the Compensation Committee and Management in Establishing Executive Compensation - provides detail on the role of the Compensation Committee and management in making executive compensation decisions and explains why we determined executive compensation payouts in 2012 were appropriate.

v.	Analysis Tools the Compensation Committee Uses - provides detail on how the Compensation Committee utilizes information and tools to arrive at executive compensation decisions.

vi.	Compensation Decisions for Executives in 2012 - describes the compensation paid and the benefits made available to our Executives during 2012.

vii.	Benefits and Retirement Philosophy - provides detail on the retirement programs offered to Executives.

viii.	Potential Payments upon Termination or Change in Control - provides information on the termination payments and benefits that would be payable to each executive, as applicable.

ix.	Director Compensation - provides detail on the compensation paid to the members of our Board of Directors in 2012 and the director fee schedule for 2013.

Compensation Philosophy

Our compensation philosophy, practices, and principles are an important part of our business strategy. They help attract and retain employees with the skills and talent we need to create value for our members, which is critical to our long-term success. They also provide a framework to ensure an appropriately balanced approach to compensation through a combination of base salary, benefits, and annual and deferred cash incentive awards. Although we refine our compensation programs as economic conditions and competitive practices change, we strive to maintain consistency in our philosophy and approach with respect to executive compensation.

We believe our current employees and those individuals in our potential talent pool are highly marketable and can be attracted to opportunities across a broad spectrum of financial services businesses. Our competition for talent primarily includes FHLBanks, commercial banks, mortgage banks, and other financial services companies, such as insurance companies.

We have designed our incentive opportunities to motivate our Executives to achieve our objectives for delivering value to our members as customers and as shareholders without taking undue risk. We believe our incentive program should remain a component of our total compensation approach.

Our executive compensation program is designed to do the following:

i.	Attract, motivate, reward, and retain experienced, highly qualified executives critical to our long-term success and enhancement of our member value.

ii.	Link executive pay to Bank and individual performance in a way that does not encourage exposing the Bank to unnecessary or excessive risk.

iii.
Structure executive total compensation so that it consists of a balance of competitive annual base pay and incentive pay that defers 50 percent of the total incentive award into future periods and is earned only upon satisfaction of a long-term performance goal. Thus, a deferral payout calibrated to the long-term value of the Bank, as measured by the EVCS, is a critical component of our compensation mix and aligns with the principles for executive compensation outlined by the Finance Agency.

In 2012, we proved the value of our executive compensation philosophy by providing competitive compensation opportunities for and payments to our Executives. Compensation opportunities were presented through our Incentive Plan (IP), which provides cash-based awards upon achievement of short and long-term objectives.

For more information on our EVCS, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Economic Value of Capital Stock."

Elements of Executive Compensation

Our executive compensation program is comprised of the following elements: (i) base salary, (ii) incentive plan that includes a 50 percent deferral of the incentive award, (iii) retirement benefits, (iv) health and welfare benefits, (v) payments in the event of termination, and (vi) perquisites. The following discussion provides more detail for each of these elements.

BASE SALARY

Base salary is a fixed component of our Executives' total compensation that is intended to provide a level of compensation necessary to attract and retain highly qualified executives. The Compensation Committee reviews the level of base salaries annually and approves and recommends to the Board of Directors adjustments to base salaries for our President, and for our other executives based upon recommendations by our President.

Each executive's minimum base salary is established by his respective employment agreement with us. For further information regarding base salary and the terms of the Employment Agreements, see the narrative discussion following the "Summary Compensation Table" in Item 11.

INCENTIVE PLAN

In 2012, the Compensation Committee approved combining the annual and long-term incentive plans into one single plan that includes a deferral of a portion of our Executives' compensation into future years. This change stemmed from guidance provided by the Finance Agency. Our 2012 IP includes the following three components of compensation for our Executives: (i) annual cash incentive, (ii) deferred cash incentive, and (iii) gap cash incentive.

Under the IP, our Executives are required to defer 50 percent of their total cash incentive for three years following the end of the performance plan period. Therefore, the 2012 deferred opportunity is payable in 2016. In addition, as a result of the transition from the previous long-term incentive plan to a longer deferral period in the IP, a gap incentive award was created for 2015 attainment. The gap and deferred awards are not finally earned until completion of the respective performance periods and are subject to the quarterly average of our EVCS in 2014 and 2015 and Compensation Committee approval in 2015 and 2016. We believe tying the amount of the final awards to the level of our EVCS ensures that our Executives continue to operate the Bank in a profitable, prudent manner without taking unnecessary or excessive risk. It also sought to discourage our Executives from taking short-term measures in 2012 in order to secure incentive awards payable in 2015 and 2016. The gap incentive award is unique to 2012 and will not be applicable to future periods.

On August 3, 2012, we received a non-objection letter from the Finance Agency for our 2012 IP. The IP had previously been approved by our Board of Directors, subject to the Finance Agency's non-objection. The IP was effective as of January 1, 2012. The incentive award for 2012 was based on objective quantitative and qualitative factors tied to bank-wide goals that were focused on business with our members, risk management, and profitability (Part I Goals), as well as on subjective factors derived from individual and/or team achievement of other objectives aimed at improving the Bank's service to the shareholding members and operational effectiveness (Part II Goals). The Part II Goals were linked to our 2012 Strategic Business Plan and individual responsibilities.

For additional information about our Part I and Part II Goals, see “Establishment of Performance Measures for the IP ” in Item 11. For more information relating to estimated IP awards, see “Components of 2012 Non-Equity Incentive Plan Compensation" in Item 11.

RETIREMENT BENEFITS

Our Executives participate in the Pentegra Defined Benefit Plan for Financial Institutions (DB Plan) and/or the Pentegra Defined Contribution Plan for Financial Institutions (DC Plan) to the same extent as our other employees. In addition, our Executives participate in our Third Amended and Restated Benefit Equalization Plan (BEP), which is a non-qualified plan that allows them to receive amounts they would have been entitled to receive under the DB Plan and/or the DC Plan had the plans not been subject to Internal Revenue Code contribution limitations. Executives hired on or after January 1, 2011 are not eligible to participate in the DB Plan or the defined benefit component of the BEP.

HEALTH AND WELFARE BENEFITS

Our Executives are eligible for the same medical, dental, life insurance, and other benefits available to our full-time employees.

PAYMENTS IN THE EVENT OF TERMINATION

The Employment Agreements we entered into with our Executives governing their compensation for 2012 provide for payments in the event of termination based on certain triggering events. For additional details, see "Potential Payments Upon Termination or Change in Control" in Item 11.

PERQUISITES

Our Executives are eligible to receive perquisites in the form of financial planning assistance. In addition, our President receives a monthly car allowance. These perquisites are provided to Executives as a convenience associated with their overall duties and responsibilities and are consistent with the results of the survey data reviewed by the Compensation Committee.

Finance Agency Oversight - Executive Compensation

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

On October 27, 2009, the Finance Agency issued a bulletin entitled Principles for Executive Compensation at the Federal Home Loan Banks and the Office of Finance, which established the following principles for executive compensation:

i.	executive compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions;

ii.	executive compensation should be consistent with sound risk management and preservation of the par value of the FHLBank's capital stock;

iii.
a significant percentage of an executive's incentive-based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and

iv.	the Board of Directors should promote accountability and transparency in the process of setting compensation.

Finally, on April 14, 2011, the Finance Agency issued a proposed rule along with six other federal financial regulators that could impose additional requirements and restrictions on incentive compensation arrangements, if adopted. This rule would apply to our Executives and would, (i) prohibit excessive compensation, (ii) prohibit incentive compensation that could lead to material financial loss, (iii) require an annual report, (iv) require policies and procedures, and (v) require mandatory deferrals of 50 percent of incentive compensation over three years.

Roles and Responsibilities of the Compensation Committee and Management in Establishing Executive Compensation

The Compensation Committee approves and recommends to the Board of Directors all compensation decisions for our Executives. Any employment or severance agreement for our President is also approved by the Board of Directors. Throughout the year, the Board of Directors reviews our Part I Goals and achievement levels. When final numbers for a calendar year are determined and audited, the Compensation Committee reviews the performance results to determine if our performance targets have been achieved for purposes of making compensation decisions for our Executives. The Compensation Committee also determines the compensation awards tied to our Part II Goals for our President and approves them for our other executives based on recommendations made by our President. Our Compensation Committee recommends the Part I and II incentive awards to the Board of Directors for their approval.

Our President makes recommendations to the Compensation Committee concerning all elements of compensation for our other executives. Throughout the year, our President and Compensation Committee review, on an informal basis, the performance of our other executives, future management changes, and other matters relating to compensation.

Merit increases and Part II IP compensation decisions are based upon an evaluation of an individual's overall performance and not solely on a statistical or formulaic analysis of particular results or criterion. Because of our size, the number of Executives involved, and our President's history with the executive team, our President recommends merit increases and Part II IP compensation payouts for the other executives to the Compensation Committee. The Board of Directors completes an evaluation of our President's performance and the Compensation Committee recommends compensation for our President to the Board of Directors. The Compensation Committee and our President consider overall performance in the areas of key role responsibilities, our shared values, individual development and goals, and strategic business plan responsibilities established for the year in analyzing merit increases and Part II IP recommendations.

Analysis Tools the Compensation Committee Uses

For 2012 compensation decisions, the Compensation Committee used McLagan Partners' executive compensation benchmarking survey data and further analysis by Towers Watson to evaluate and advise our Board of Directors on whether the objectives of our executive compensation program are being met.

MCLAGAN PARTNERS' EXECUTIVE COMPENSATION BENCHMARKING SURVEY DATA

We engage McLagan Partners on an annual basis to provide the Compensation Committee with an updated analysis of the compensation of our Executives compared to similar positions in commercial banks, mortgage banks, and the FHLBank System. Their analysis considers all components of the Executives' total compensation except retirement benefits. When using commercial and mortgage bank comparisons, our Executives are compared to divisional positions. For example, a divisional CFO role is compared to our CFO role versus the overall commercial bank CFO role which is larger and broader in scope and responsibility.

When comparing our executive roles to those of the FHLBank System, we compare the positions to the same position within the FHLBanks. For example, our CFO role is compared to other CFO roles in the FHLBank System.

COMPETITIVE ASSESSMENT BY TOWERS WATSON

The Compensation Committee engaged Towers Watson to provide guidance and counsel on executive compensation matters through the first quarter of 2012. As part of their consultation services to the Compensation Committee, Towers Watson primarily analyzed the comparative position of the total compensation of our Executives to the data from the FHLBank System. Towers Watson's process included a regression analysis that predicted compensation levels for our Executives based on our asset and member size compared to the pay practices observed at the other FHLBanks. We used a range of plus or minus 20 percent around the predicted levels of pay (based on asset and member sizes) as an estimate of FHLBank market pay ranges for our Executives. Our relatively high membership numbers compared to other FHLBanks indicated a level of complexity that was considered when making individual merit increase decisions, especially for our President.

Compensation Decisions for Executives in 2012

How we compensate our Executives sets the tone for how we administer pay throughout the entire Bank. For 2012, our Compensation Committee considered numerous factors (including those previously discussed) before deciding on the appropriate total compensation for our Executives, in the context of the current business, operating, and regulatory environment, which are more fully described in the following narrative.

BASE SALARY LEVELS

The Compensation Committee followed its historical practice of adjusting base salaries after a review of individual performance and current compensation of our Executives compared to survey data. The Compensation Committee determined increases in our Executives' base salaries between 3.00 percent and 4.55 percent for 2012 were appropriate based on (i) our Executives' individual performance and contributions to the Bank, (ii) a review of the compensation data paid by other FHLBanks, and (iii) a review of the McLagan Partners executive compensation survey data. For 2012, the Compensation Committee approved increases for our Executives effective March 1, 2012. These increases were reviewed by the Finance Agency. The 2012 increase in base salary for our President and CEO, Richard S. Swanson, was 4.00 percent of 2011 base salary and 3.00 percent, 3.09 percent, and 4.55 percent for our CCMO, Edward J. McGreen, CFO, Steven T. Schuler, and CRO, Dusan Stojanovic, respectively. A larger increase for our CRO was a result of market-based changes relative to comparable data for CRO salaries.

For 2013, the Compensation Committee approved increases in base salaries between 2.96 percent and 36.15 percent for all of our Executives, effective January 1, 2013. The larger increase of 36.15 percent was for our CBO, Daniel D. Clute, as a result of his promotion from senior vice president/director of communications and external relations to executive vice president/CBO effective October 2, 2012. Our CBO's salary and promotional increase was retroactive to the date of his promotion, October 2, 2012. These increases were reviewed by the Finance Agency.

At its January 2013 meeting, the Compensation Committee determined our Executives' Part II incentive awards for the 2012 performance year. Part I incentive awards were approved in February 2013. The Part I and Part II awards were based on the pay targets, ranges, and performance measures established by the Board of Directors for 2012. The following information provides additional details on the decisions the Compensation Committee made and how they arrived at those decisions.

ESTABLISHMENT OF PAY TARGETS AND RANGES

IP pay targets established for each executive take into consideration total compensation practices (base salary, incentives, and benefits) of the survey data reviewed. Our Executives are assigned target award opportunities, stated as percentages of base salary, under the IP. The target award opportunities correspond to the determination made by our Compensation Committee and our President on each executive's level of responsibility and ability to contribute to and influence our overall performance. Awards are paid to our Executives based upon the achievement level of Part I Goals and upon a subjective determination by the Compensation Committee for our President and by our President for our other executives regarding individual performance and achievement of Part II Goals. In addition, 50 percent of the incentive award is deferred for three years following the end of the performance period, and subject to our achievement of requisite EVCS levels and Compensation Committee and Board of Directors approvals at the time of payment.

The incentive compensation award opportunity and the 50 percent deferral under the IP for our Executives for 2012 were a percentage of base salary as follows:

Executive	Incentive Plan	Threshold	Target	Maximum
Richard S. Swanson	Annual	25.0%	37.5%	50.0%
	Deferred	25.0%	37.5%	50.0%
	Gap	25.0%	37.5%	50.0%
Steven T. Schuler	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
	Gap	20.0%	30.0%	40.0%
Daniel D. Clute	Annual	12.5%	22.5%	32.5%
	Deferred	12.5%	22.5%	32.5%
	Gap	12.5%	22.5%	32.5%
Edward J. McGreen	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
	Gap	20.0%	30.0%	40.0%
Dusan Stojanovic	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
	Gap	20.0%	30.0%	40.0%

ESTABLISHMENT OF PERFORMANCE MEASURES FOR THE IP

In April of 2012, the Compensation Committee and the Board of Directors approved the following Part I bank-wide goals:

i.	Business with Members as measured by member borrowing penetration, member product usage, and customer satisfaction.

ii.
Risk Management as measured by (i) the “preservation of the enterprise value” (measured by the quarterly average of MVCS) and (ii) the “quality of risk management” as assessed by the Risk Committee of the Board of Directors in the areas of credit risk, market risk, operational risk, internal controls, and model validation.

iii.
Profitability as measured by adjusted return on capital stock (AROCS). This is a comprehensive measure of our profitability that we believe is most meaningful to our shareholders. For additional information on our adjusted earnings measure, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings."

In 2012, our profitability measure was revised from the spread between AROCS and three-month LIBOR to AROCS. While we continue to monitor the spread between AROCS and three-month LIBOR, we believe AROCS is a more meaningful measure for our shareholders.

For 2012, the IP target award opportunity is the same as the combined 2011 annual and long-term incentive target opportunities. The deferral is 50 percent of the total opportunity for our President and our other executives.

Part I Goals are weighted at 60 percent of the award opportunity and Part II Goals are weighted at 40 percent of the award opportunity. These weightings were determined by the Compensation Committee based upon the relative need for our Executives to focus more on bank-wide performance goals.

When establishing the Part I IP performance goals, the Compensation Committee and the Board of Directors anticipated that we would reasonably achieve the target level of performance aligned with objectives contained in the overall Strategic Business Plan. The maximum level provides a goal that is anticipated to be more challenging to reach, based on the previous year's performance results and current market conditions. The Part I incentive awards are paid based on the actual results we achieve. The weightings for each goal area are determined by the Bank's Strategic Business Plan and areas of key focus, such as delivering member value and managing risk.

Part II IP performance goals for our Executives are established by our President and our other executives based on the strategic imperatives and outcomes to be accomplished as outlined in the Strategic Business Plan for which each executive has responsibility. Specifically, each executive has primary responsibility for setting, implementing, executing, and achieving action items associated with one or more strategic imperatives as outlined in the Strategic Business Plan. Performance ratings for the Executives are based on a subjective analysis of their contribution and accomplishment of role responsibilities, strategic responsibilities tied to our Strategic Business Plan, the Bank's shared values, and each executive's overall job performance.

The 2012 to 2014 Strategic Business Plan was approved by the Board of Directors in December of 2011 and includes the following strategic imperatives for which strategies and action steps were developed that formed the basis for Part II Goals:

i.	Strengthen partnership with members.

ii.	Disciplined pursuit of long-term business performance.

iii.	Stewardship of our public mission.

The Part II IP performance goals for our President are recommended by our President and established by the Board of Directors. As with each of the other executives, our President also has responsibility for setting, implementing, executing, and achieving the overall Strategic Business Plan action items associated with one or more strategic imperatives outlined in the Strategic Business Plan. Performance ratings for our President are subjectively determined based on his contribution to our success, accomplishment of his role responsibilities, strategic responsibilities tied to the Strategic Business Plan, our shared values, and his overall job performance.

2012 IP PERFORMANCE RESULTS

On a regular basis during 2012, management provided an update to the Board of Directors on the status of performance relative to Part I bank-wide goals. The following table provides the 2012 IP Part I bank-wide goals approved by the Board of Directors in April of 2012, as well as our performance results for 2012:

Bank-Wide Goals	2012 Results	Threshold	Target	Maximum
Profitability (20% Total Weight)
Adjusted Return on Capital Stock	6.03%	4.50%	6.00%	7.50%
Business with Members (40% Total Weight)
Member Borrowing Penetration (10% Weight)	60.25%	42.00%	53.00%	64.00%
Member Product Usage Index (“Touch Points”) (10% Weight)	2.34	1.70	2.10	2.50
Advances + Letters of Credit to Assets Ratio (10% Weight)	3.90%	2.80%	3.50%	4.80%
Member Satisfaction - % of Members "Very Satisfied" and "Satisfied" (10% Weight)	95.00%	88.00%	92.00%	96.00%
Risk Management (40% Total Weight)
Preservation of Enterprise Value (measured by quarterly average of MVCS) (20% Weight)[1]	$113.6	$95.0 or ranking in upper half of FHLBank System	$105.0	$115.0
Quality of Risk Management (measured by Board's qualitative assessment) (20% Weight)[2]	Successful	Moderately Successful	Successful	Highly Successful

1	In order to exceed "target", the Bank must be ranked in the upper half of the FHLBank System by MVCS. For 2012, the Bank was ranked 7th in the FHLBank System.

2
Qualitative assessment covers the following areas: Credit Risk (6%), Market Risk (6%), Operational Risk (3%), Internal Controls - SOX 404 (3%), and Model Validation (2%). There will be no payout if the assessment is less than "Moderately Successful" (i.e., "Unsuccessful").

In January of 2013, the Compensation Committee reviewed results of the annual performance evaluation of our President conducted by the Board of Directors. Based on this review, the Compensation Committee determined our President had exceeded expectations on the strategic imperatives and overall job performance goals established for Part II of the IP. In conjunction with our achievement of Part I performance goals under the IP, the Compensation Committee awarded our President the amounts identified in the following chart.

Additionally, our President reviewed the performance of each of our other four executives with the Compensation Committee in January of 2013. The President determined that each of the other executives had met or exceeded expectations on their respective strategic imperatives and job performance goals established for Part II of the IP. The Bank achieved target or slightly above target on two of the Part I performance goals and exceeded targets for all other Part I performance goals. The overall weighted achievement of the Part I performance goals was 109.6 percent of target. Because of the Bank's aggregate performance and based on achievements related to Part II Goals, the Compensation Committee awarded each executive the amounts identified in the following chart.

Named Executive	Part I Award	Part II Award	Total Incentive[1]	% of Base Salary
Richard S. Swanson	$320,522	$240,000	$560,522	86.8%
Steven T. Schuler	132,154	91,120	223,274	67.0
Daniel D. Clute	58,523	40,363	98,886	51.4
Edward J. McGreen	127,025	83,720	210,745	65.8
Dusan Stojanovic	113,416	74,750	188,166	65.9

1
Unlike previous years, the total incentive is the sum of the Part I and II awards. The total incentive is then divided equally between the Annual and Deferred portions. This table excludes the gap year incentive award. Refer to the “Components of 2012 Non-Equity Incentive Plan Compensation” table on the next page for details on this award.

The following table provides compensation information for the years ended December 31, 2012, 2011 and 2010 for our 2012 Executives:

Summary Compensation Table
Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Nonqualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Richard S. Swanson, President and CEO	2012	$645,833	$840,784	$443,000	$71,568	$2,001,185
	2011	620,833	487,835	441,000	64,351	1,614,019
	2010	597,350	460,066	308,000	55,545	1,420,961
Steven T. Schuler, CFO	2012	333,333	334,911	196,000	28,695	892,939
	2011	321,667	201,163	205,000	24,695	752,525
	2010	303,183	204,445	128,000	22,095	657,723
Daniel D. Clute, CBO[4]	2012	192,203	148,330	—	11,519	352,052
Edward J. McGreen, CCMO	2012	320,433	316,118	156,000	25,549	818,100
	2011	311,333	190,362	194,000	18,680	714,375
	2010	303,183	204,445	128,000	22,095	657,723
Dusan Stojanovic, CRO	2012	285,417	282,248	129,000	22,770	719,435
	2011	270,833	168,840	100,000	20,733	560,406
	2010	248,333	165,078	48,000	12,588	473,999

1
For 2012, "Non-Equity Incentive" includes a Gap Year incentive that will be paid in March of 2015. This amount is in addition to the Annual and Deferred incentives and is described more fully in the section entitled "Establishment of Pay Targets and Ranges." The components of this column for 2012 are provided in the “Components of 2012 Non-Equity Incentive Plan Compensation” table on the next page.

2	Represents the change in value of the DB Plan and BEP DB Plan, if applicable. All earnings on nonqualified deferred compensation are at the market rate.

3	The components of this column for 2012 are provided in the “Components of 2012 All Other Compensation” table on the next page.

4	Mr. Clute was named CBO on October 2, 2012, so only compensation data for 2012 is shown.

COMPONENTS OF 2012 NON-EQUITY INCENTIVE PLAN COMPENSATION

Named Executive	Annual Incentive	Deferred Incentive[1]	Gap Year Incentive[2]	Total
Richard S. Swanson	$280,261	$280,261	$280,262	$840,784
Steven T. Schuler	111,637	111,637	111,637	334,911
Daniel D. Clute[3]	49,443	49,443	49,444	148,330
Edward J. McGreen	105,373	105,372	105,373	316,118
Dusan Stojanovic	94,083	94,083	94,082	282,248

1
The Deferred incentive amounts were earned as of December 31, 2012, but will not be paid until March 2016 and remain subject to modification and forfeiture under the terms of the IP. For more information, see the narrative following the "Grants of Plan-Based Awards" table.

2
The Gap Year incentive amounts were earned as of December 31, 2012, but will not be paid until March 2015 and, like the Deferred incentive amounts, remain subject to modification and forfeiture under the terms of the IP.

3	The incentive amounts calculated for Mr. Clute for 2012 are based on his salary of $176,270 for nine months and $240,000 for three months.

COMPONENTS OF 2012 ALL OTHER COMPENSATION

	Bank Contributions to Vested Defined Contribution Plans
Named Executive	DC Plan	BEP DC Plan[1]	Car Allowance	Financial Planning	Total
Richard S. Swanson	$14,574	$40,994	$9,000	$7,000	$71,568
Steven T. Schuler	14,610	12,089	—	1,996	28,695
Daniel D. Clute	11,519	—	—	—	11,519
Edward J. McGreen	15,001	10,548	—	—	25,549
Dusan Stojanovic	14,609	8,161	—	—	22,770

1
Members eligible for participation in the BEP DC Plan must enroll prior to the beginning of the plan year. Mr. Clute was not eligible for the plan until October 2, 2012, therefore, he was not enrolled in the plan during 2012.

The following table provides estimated potential payouts under our IP of non-equity incentive plan awards:

2012 Grants of Plan-Based Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Named Executive	Incentive Plan	Threshold	Target	Maximum
Richard S. Swanson	Annual	$162,500	$243,750	$325,000
	Deferred	162,500	243,750	325,000
	Gap	162,500	243,750	325,000
Steven T. Schuler	Annual	67,000	100,500	134,000
	Deferred	67,000	100,500	134,000
	Gap	67,000	100,500	134,000
Daniel D. Clute	Annual	28,830	43,246	57,661
	Deferred	28,830	43,246	57,661
	Gap	28,830	43,246	57,661
Edward J. McGreen	Annual	64,400	96,600	128,800
	Deferred	64,400	96,600	128,800
	Gap	64,400	96,600	128,800
Dusan Stojanovic	Annual	57,500	86,250	115,000
	Deferred	57,500	86,250	115,000
	Gap	57,500	86,250	115,000

In November of 2011, we entered into Employment Agreements with our President, CFO, CCMO, and CRO. These Employment Agreements were retroactively effective March 1, 2011 and superseded all prior agreements relating to such executive's employment. Refer to our Form 8-K filed with the SEC on November 15, 2011 for these Employment Agreements. Our CBO did not previously have an Employment Agreement. In March of 2013, we entered into an Employment Agreement with the CBO and amended the President, CFO, CCMO, and CRO Employment Agreements, which were retroactively effective January 1, 2013. These agreements are filed as exhibits to this annual report on Form 10-K. Refer to "Item 15. Exhibits and Financial Statement Schedules" for additional information.

The Employment Agreements provide, with respect to each of our executives, that we shall initially pay the respective executive an annualized base salary of not less than the amount set forth in the respective agreement. In each case, base salary may only be adjusted upward from the 2012 base salary based on an annual review by the Compensation Committee and/or President and may not be adjusted downward unless such downward adjustment is part of a nondiscriminatory cost reduction plan applicable to our total compensation budget.

Additionally, the respective agreements provide that each executive is entitled to participate in the IP. Each agreement provides that the incentive targets for the IP are to be established by our Board of Directors and that the target for the IP shall not be set lower than the designated percentage of base salary set forth in the Employment Agreement unless as a result of Board action affecting all Executives. The agreements further provide that each executive is entitled to participate in all eligible retirement benefit programs offered by the Bank.

Refer to the discussion of IP under “2012 IP Performance Results” in Item 11 for additional information on the levels of awards under the plan. Actual non-equity incentive award amounts earned for the year ended December 31, 2012 are included in the non-equity incentive plan compensation column under the “Summary Compensation Table” in Item 11.

The 2012 IP provides that unless otherwise directed by the Compensation Committee, payments under Parts I and II shall be made in a lump sum through regular payroll distribution, as soon as possible after the Board approves the payout of a particular award, but in no case more than 75 days after the end of the calendar year for which the performance, deferral, or gap year period is ended.

Under the IP, the Compensation Committee may determine an executive is not eligible to receive all or any part of the deferred incentive if the respective executive (i) has not achieved a performance level of “meets expectations” or higher evaluation of overall performance during a performance period, deferred performance period, or gap year performance period, (ii) has not achieved a “meets expectations” or higher evaluation of overall performance at the time of payout, (iii) is subject to any disciplinary action or probationary status at the time of payout, or (iv) fails to comply with regulatory requirements or standards, internal control standards, the standards of his profession or any internal standard, or fails to perform responsibilities assigned under our Strategic Business Plan.

In addition, under the IP, the Compensation Committee may also consider a variety of other objective and subjective factors to determine the appropriate payouts such as: (i) operational errors or omissions that result in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive payouts, (ii) whether submission of information to the SEC, Office of Finance, or Finance Agency is untimely, and (iii) whether the organization fails to make sufficient and timely progress, as determined by the Finance Agency, in the remediation of examination, monitoring, and other supervisory findings and matters requiring attention.

If one of the above occurs, the Compensation Committee shall consider the facts and circumstances and may reduce incentive awards commensurate with the materiality of the exception relative to our financial and operational performance and financial reporting responsibilities.

Each respective Employment Agreement provides that we or the executive may terminate employment for any reason (other than Good Reason or Cause) on 60 days written notice to the other party. An executive may be entitled to certain payments upon termination or change in control. For more information, see “Potential Payments Upon Termination or Change in Control" in Item 11.

Benefits and Retirement Philosophy

We consider benefits to be an important aspect of our ability to hire and retain qualified employees and therefore we design our programs to be competitive with other financial services businesses. The following is a summary of the retirement benefits our Executives receive.

QUALIFIED DEFINED BENEFIT PLAN

All employees who have met the eligibility requirements participate in our DB Plan, administered by Pentegra, which is a tax-qualified multiemployer defined benefit plan. In November of 2010, the Compensation Committee approved an amendment to our DB Plan. Under the amendment, new employees hired on or after January 1, 2011, including any executive, are not eligible to participate in the DB Plan. The plan requires no employee contributions. All of our executives, with the exception of our CBO, participate in the DB Plan.

The pension benefits payable under the DB Plan are determined under a pre-established formula that provides a retirement benefit payable at age 65 or normal retirement under the DB Plan. The benefit formula is 2.25 percent per each year of the benefit service multiplied by the highest three consecutive years' average compensation. Average compensation is defined as the total taxable compensation as reported on the IRS Form W-2 (excluding deferred or gap award payouts). In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan. Upon termination of employment prior to age 65, participants meeting the five-year vesting and age 55 early retirement eligibility criteria are entitled to an early retirement benefit. The regular form of retirement benefits provides a single life annuity, with a guaranteed 12-year payment, or additional payment options are also available. The benefits are not subject to offset for Social Security or any other retirement benefits received.

NON-QUALIFIED DEFINED BENEFIT PLAN

Our BEP DB Plan is an unfunded, non-qualified pension plan similar to the DB Plan. In March of 2011 and effective January 1, 2011, the Compensation Committee approved an amendment to the BEP DB Plan. The amendment states that executives hired on or after January 1, 2011 are not eligible to participate in the BEP DB Plan. All of our executives, with the exception of our CBO, participate in the BEP DB Plan.

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

CURRENT ACCRUED RETIREMENT BENEFITS

The following table provides the present value of the current accrued benefits payable to our Executives upon retirement at age 65 from the DB Plan and the BEP DB Plan, and is calculated in accordance with the formula currently in effect for specified years-of-service and remuneration for participating in both plans. Our pension benefits do not include any reduction for a participant's Social Security benefits. The vesting period for the pension plans is five years. See “Item 8. Financial Statements and Supplementary Data — Note 17 — Pension and Postretirement Benefits” for details regarding valuation method and assumptions.

2012 Pension Table
Named Executive[1]	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit
Richard S. Swanson	Pentegra DB Plan	5.58	$458,000
	BEP DB Plan	5.58	1,219,000
Steven T. Schuler	Pentegra DB Plan	5.25	410,000
	BEP DB Plan	5.25	299,000
Edward J. McGreen	Pentegra DB Plan	7.08	307,000
	BEP DB Plan	7.08	271,000
Dusan Stojanovic	Pentegra DB Plan	3.75	213,000
	BEP DB Plan	3.75	90,000

1	Mr. Clute was hired during 2011. DB Plan eligibility and BEP DB Plan eligibility require that only employees hired prior to January 1, 2011 are eligible for the pension plans.

QUALIFIED DEFINED CONTRIBUTION PLAN

All employees who have met the eligibility requirements may elect to participate in our DC Plan, a retirement savings plan qualified under the Internal Revenue Code. Employees (including Executives) may receive a match on employee contributions at 100 percent up to six percent of eligible compensation. Employees are eligible for the match immediately and all matching contributions are immediately 100 percent vested. Employees hired on or after January 1, 2011 receive an additional four percent Bank contribution of eligible compensation to the DC Plan at the end of each calendar year. Vesting in the additional four percent DC Plan contribution is 100 percent at the completion of three years of service.

NON-QUALIFIED DEFINED CONTRIBUTION PLAN

Our Executives are eligible to participate in the defined contribution component of the BEP (BEP DC Plan), a non-qualified defined contribution plan that is the same as the DC Plan. The BEP DC Plan ensures, among other things, that participants whose benefits under the DC Plan would otherwise be restricted by certain provisions of the Internal Revenue Code are able to make elective pre-tax deferrals and to receive a matching contribution relating to such deferrals. The investment returns credited to a participating executive's account are at the market rate for the executive's selected investment. The selections may be altered at any time. Aggregate earnings are calculated by subtracting the 2011 year-end balance from the 2012 year-end balance, less the executive's and Bank's contributions. The Bank immediately matches 100 percent of executives' contributions up to six percent of salary for salary and incentive deferrals.

2012 Non-Qualified Deferred Compensation Table
Named Executive[1]	Executive Contributions In Last FY2	Registrant Contributions In Last FY3	Aggregate Earnings In Last FY	Aggregate Withdrawals In Last FY	Aggregate Balance At Last FYE
Richard S. Swanson	$92,609	$40,994	$43,163	$—	$365,690
Steven T. Schuler	63,396	12,089	36,577	—	333,404
Edward J. McGreen	28,752	10,548	33,474	—	550,071
Dusan Stojanovic	22,770	8,161	9,762	—	89,328

1
Members eligible for participation in the BEP DC Plan must enroll prior to the beginning of the plan year. Mr. Clute was not eligible for the plan until October 2, 2012, therefore, he was not enrolled in the plan during 2012.

2	Amounts shown are included in the "Salary" column of the “Summary Compensation Table” in Item 11.

3	Amounts shown are included in the "All Other Compensation" column of the “Summary Compensation Table” in Item 11.

Potential Payments Upon Termination or Change in Control

The following paragraphs set out the material terms relating to termination of each of our Executives and the compensation due to each upon termination under the current Employment Agreements. For purposes of the following discussion regarding potential payments upon termination or change in control, the following are the definitions of “Cause,” “Good Reason,” and “Disability.” These definitions are summaries and each respective Employment Agreement, as amended, between us and each of our Executives sets forth the relevant definition in full. For complete definitions, see copies of these agreements filed as exhibits to this annual report on Form 10-K. “Cause” generally means a felony conviction, a willful act committed in bad faith that materially impairs our business or goodwill, a willful act committed in bad faith that constitutes a continued failure to perform duties, or a willful violation of our Code of Ethics. “Good Reason” generally means an assignment of duties to an executive that are inconsistent with his position, a material diminution in his duties or responsibilities, a reduction in his base salary, or annual and long-term bonus compensation, a material change in our geographic location, or a material breach of the Employment Agreement. “Disability” means the executive is receiving benefits under a disability plan sponsored by the Bank for a period of not less than three months by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than twelve months and which has rendered the executive incapable of performing his duties.

TERMINATION FOR CAUSE OR WITHOUT GOOD REASON

If an executive's employment is terminated by us for cause or by the executive without good reason, the Employment Agreements entitle the executive to the following:

i.	Base Salary through the date of termination.

ii.	Accrued but unpaid award(s) under any IP in an amount equal to that which the executive would have received in the year of termination.

iii.	Accrued and earned vacation through the date of termination.

iv.	All other vested benefits under the terms of our employee benefit plans, subject to the terms of such plans.

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2012, the total amounts payable to our Executives are outlined in the table below:

Named Executive	Severance Pay[1]	Annual Incentive	Deferred Incentive	Gap Year Incentive	Vacation Payout[2]	Total
Richard S. Swanson	$—	$280,261	$211,640	$—	$63,959	$555,860
Steven T. Schuler	—	111,637	107,583	—	58,625	277,845
Daniel D. Clute	—	49,443	—	—	10,307	59,750
Edward J. McGreen	—	105,373	107,583	—	18,473	231,429
Dusan Stojanovic	—	94,083	88,183	—	12,716	194,982

1
Termination under these circumstances would not result in severance payments from the Bank but would result in salary earned through December 31, 2012, as reflected under the "Salary" column of the "Summary Compensation Table" in Item 11.

2	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

TERMINATION WITHOUT CAUSE, GOOD REASON, OR MERGER/CHANGE IN CONTROL

If, however, the executive's employment is terminated by us without cause, by the executive for good reason, or as a result of a merger or change in control, in addition to the payouts previously mentioned, the executive is entitled to severance payments equal to a certain number times the executive's base salary as follows:

i.	Two times the annual base salary for the President and one times the annual base salary for the CBO, CFO, CCMO, and CRO.

ii.	One times the executive's targeted non-deferred IP award in effect for the calendar year in which the date of termination occurs.

iii.	The IP award for the calendar year in which the date of termination occurs and prorated for the portion of the calendar year in which the executive was employed.

iv.
The accrued but unpaid IP awards covering periods prior to the one in which the executive was terminated and calculated in accordance with the terms of the IP as if termination was due to death, disability, or retirement.

v.
State of Iowa benefits continuation, provided that we will continue paying our portion of the medical and/or dental insurance premiums for the executive for the one year period following the date of termination.

The IP award would be paid at target for Part II individual/team goals and based on the calendar year actual results for Part I bank-wide goals, and would be paid at the regular time that such payments are made to all employees enrolled in the plans. The base salary amount, the IP award for the calendar year in which the date of termination occurs, and the accrued but unpaid IP awards for any performance period ending prior to the year in which the date of termination occurs would be paid in a lump sum within ten days following the executive executing a release of claims against us, which would entitle him to the payments described.

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2012, the total amounts payable to our Executives are outlined in the table below:

Named Executive	Severance Pay	Annual Incentive	Deferred Incentive	Gap Year Incentive	Vacation Payout[1]	Total
Richard S. Swanson	$1,300,000	$524,011	$736,383	$280,262	$63,959	$2,904,615
Steven T. Schuler	335,000	212,137	330,460	111,637	58,625	1,047,859
Daniel D. Clute	240,000	92,689	49,443	49,444	10,307	441,883
Edward J. McGreen	322,000	201,973	319,951	105,373	18,473	967,770
Dusan Stojanovic	287,500	180,333	276,392	94,082	12,716	851,023

1	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

TERMINATION FOR DEATH, DISABILITY, OR RETIREMENT

If the executive's employment is terminated due to death, disability, or qualifying retirement, in addition to the payouts previously mentioned under the section entitled "Termination For Cause or Without Good Reason", the executive is entitled to the following:

i.	The IP award for the calendar year in which the date of termination occurs and prorated for the portion of the calendar year in which the executive was employed.

ii.	To the extent not already paid to the executive, the accrued but unpaid IP awards covering periods prior to the one in which the executive was terminated.

iii.	Other coverage continuation rights that are available to such employees upon death, disability, or retirement, as provided for under the terms of such plans.

Payment of all accrued amounts other than IP award amounts shall be paid in lump sum within ten days or no later than the first payroll date on or after the executive's date of termination. Payment of all IP award amounts, if any, shall be paid as otherwise provided under the applicable IP.

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2012, the total amounts payable to our Executives are outlined in the table below:

Named Executive	Severance Pay	Annual Incentive	Deferred Incentive	Gap Year Incentive	Vacation Payout[1]	Total
Richard S. Swanson	$—	$280,261	$715,409	$280,262	$63,959	$1,339,891
Steven T. Schuler	—	111,637	319,798	111,637	58,625	601,697
Daniel D. Clute	—	49,443	49,443	49,444	10,307	158,637
Edward J. McGreen	—	105,373	309,290	105,373	18,473	538,509
Dusan Stojanovic	—	94,083	267,653	94,082	12,716	468,534

1	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

Director Compensation

During 2012, the Board of Directors held seven in-person board meetings and 36 in-person committee meetings. In addition, there were three telephonic board meetings and 20 telephonic committee meetings held throughout the year. Pursuant to our 2012 Director Fee Policy, Directors receive one quarter of the annual compensation following the end of each calendar quarter. If it is determined at the end of the calendar year that a Director has attended less than 75 percent of the meetings the Director was required to attend during the year, the Director will not receive one quarter of the annual compensation for the fourth quarter of the calendar year.

Directors are expected to attend all Board meetings and meetings of the Committees on which they serve, and to remain engaged and actively participate in all meetings. In addition to our right to withhold fourth quarter annual compensation from a Director, the Board of Directors directs the Corporate Secretary to make any other appropriate adjustments in the payments to any Director who regularly fails to attend Board meetings or meetings of Committees on which the Director serves, or who consistently demonstrates a lack of participation in or preparation for such meetings, to ensure that no Director is paid fees that do not reflect that Director's performance of his/her duties. To assist the Board in making such determinations, the Corporate Secretary will, on a quarterly basis and prior to payment of the most recently completed quarter's Director fees, review the attendance of each Director during the quarter and raise any attendance issues identified with the Board Chair. In the event the potential issue involves the Board Chair, the Corporate Secretary will raise such issue with the Board Vice Chair.

The total expenses paid on behalf of the Board of Directors for travel and other reimbursed expenses for 2012 was $193,258 and annual compensation paid to the Board of Directors, by position, for 2012 was as follows:

Board of Director Position	2012
Chair	$75,000
Vice Chair	65,000
Audit Committee Chair	60,000
Committee Chairs	55,000
Other Directors	50,000

Effective January 1, 2012, Directors may no longer defer and/or contribute a portion of their director's fees to the BEP DC Plan. We do not contribute to the plan on behalf of the Directors.

The following table sets forth each Director's compensation for the year ended December 31, 2012:

Director Compensation
Director Name	Fees Earned Or Paid In Cash
Michael J. Guttau, Chair	$75,000
Eric A. Hardmeyer, Vice Chair	65,000
Johnny A. Danos	55,000
Gerald D. Eid	50,000
Michael J. Finley	50,000
Van D. Fishback	50,000
Chris D. Grimm	50,000
Labh S. Hira	55,000
Teresa J. Keegan	50,000
John F. Kennedy Sr.	60,000
Ellen Z. Lamale	50,000
Clair J. Lensing	50,000
Paula R. Meyer	55,000
Dale E. Oberkfell	55,000
John H. Robinson	55,000
Joseph C. Stewart III	50,000

In December of 2012, the Compensation Committee approved the Director Fee Policy for 2013, subject to the review and comment of the Finance Agency. This policy is filed as an exhibit to this annual report on Form 10-K. Refer to "Item 15. Exhibits and Financial Statement Schedules" for additional information. Under the policy, the 2013 Director compensation fees increased. The annual aggregate fees by position are as follows:

Board of Director Position	2013
Chair[1]	$90,000
Vice Chair[1]	85,000
Audit Committee Chair	80,000
Committee Chairs	75,000
Other Directors	65,000

1	Effective January 1, 2013, our Board Chair is Dale Oberkfell and our Board Vice Chair is Eric Hardmeyer.

Compensation Committee Report

The Compensation Committee of the Board of Directors furnished the following report for inclusion in this annual report on Form 10-K:

The Compensation Committee reviewed and discussed the 2012 Compensation Discussion and Analysis set forth in Item 11 with our management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K. The Compensation Committee includes the following individuals:

Compensation Committee
John H. Robinson, Chair
Labh S. Hira, Ph.D., Vice Chair
Van D. Fishback
Ellen Z. Lamale
Dale E. Oberkfell
John P. Rigler II
Joseph C. Stewart III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents members (or combination of members within the same holding company) holding five percent or more of our outstanding capital stock at February 28, 2013 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Transamerica Life Insurance Company	4333 Edgewood Rd NE	Cedar Rapids	IA	1,235	6.2%
Monumental Life Insurance Company[1]	4333 Edgewood Rd NE	Cedar Rapids	IA	278	1.4
				1,513	7.6
All others				18,517	92.4
Total capital stock				20,030	100.0%

1	Monumental Life Insurance Company is an affiliate of Transamerica Life Insurance Company.

Additionally, due to the fact that a majority of our Board of Directors is nominated and elected from our membership, these member directors are officers or directors of member institutions that own our capital stock. The following table presents total outstanding capital stock owned by those members who had an officer or director serving on our Board of Directors at February 28, 2013 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Bank of North Dakota	1200 Memorial Hwy	Bismarck	ND	267	1.33%
Midwest BankCentre	2191 Lemay Ferry Road	Saint Louis	MO	41	0.20
First Bank & Trust	520 6th St.	Brookings	SD	35	0.17
First Bank & Trust, N.A.	101 2nd St. NW	Pipestone	MN	12	0.06
First Bank & Trust	110 N Minnesota Ave	Sioux Falls	SD	9	0.05
State Bank and Trust Company	25 N Chestnut	New Hampton	IA	9	0.05
Iowa State Bank	409 Hwy 615	Wapello	IA	5	0.03
Fidelity Bank	7600 Parklawn Ave	Edina	MN	5	0.03
Security State Bank	933 16th St. SW	Waverly	IA	5	0.02
First Bank & Trust of Milbank	215 W 4th Ave	Milbank	SD	3	0.01
Janesville State Bank	210 N Main St.	Janesville	MN	2	0.01
Maynard Savings Bank	310 Main St. W	Maynard	IA	2	0.01
Citizens Savings Bank	133 E Main St.	Hawkeye	IA	1	0.01
Bank Star of the BootHeel	100 S Walnut St.	Steele	MO	1	0.01
Bank Star	1999 W Osage	Pacific	MO	1	*
Bank Star One	118 W 5th St.	Fulton	MO	1	*
				399	1.99
All others				19,631	98.01
Total capital stock				20,030	100.00%

*	Amount is less than 0.01 percent.

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
Finance Agency Regulations
The Finance Agency director independence standards prohibit individuals from serving as members of our Audit Committee if they have one or more “disqualifying relationships” with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by our Board are (i) employment with us at any time during the last five years, (ii) acceptance of compensation from us other than for service as a director, (iii) being a consultant, advisor, promoter, underwriter, or legal counsel for us at any time within the last five years, and (iv) being an immediate family member of an individual who is or who has been, within the past five years, one of our executive officers. The Board assesses the independence of all directors under the Finance Agency's independence standards, regardless of whether they serve on our Audit Committee. As of February 28, 2013, all of our directors, including all members of our Audit Committee, were independent under these criteria.

Exchange Act
Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a reporting company. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of February 28, 2013, all of our directors, including all members of our Audit Committee, were independent under these criteria.
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
With regard to our Independent Directors, the Board affirmatively determined, at February 28, 2013, Johnny Danos, Gerald Eid, Ellen Lamale, Labh Hira, John Kennedy, Paula Meyer, and John Robinson are each independent in accordance with NYSE standards. In concluding our seven Independent Directors are independent under the NYSE rules, the Board first determined all Independent Directors met the objective NYSE independence standards. In further determining none of its Independent Directors had a material relationship with us, the Board noted the Independent Directors are specifically prohibited from being an officer of the Bank or an officer or director of a member.
Our Board has a standing Audit Committee. All Audit Committee members are independent under the Finance Agency's independence standards and the independence standards under Section 10A(m) of the Exchange Act in accordance with the Housing Act. For the reasons described above, our Board determined none of the current Member Directors serving on the Audit Committee are independent using the NYSE independence standards. The Member Directors serving on the Audit Committee are Michael Finley, Teresa Keegan, and Clair Lensing. Our Board determined, however, the Independent Directors serving on the Audit Committee are independent under the NYSE independence standards. The Independent Directors serving on the Audit Committee are Johnny Danos, John Kennedy, Labh Hira, Paula Meyer, and John Robinson.
Compensation Committee
The Board has a standing Compensation Committee. Our Board determined all members of the Compensation Committee are independent under the Finance Agency's independence standards. For the reasons described above, our Board determined none of the current Member Directors serving on the Compensation Committee are independent using the NYSE independence standards. The Member Directors serving on the Compensation Committee are Van Fishback, Dale Oberkfell, John Rigler, and Joseph Stewart. Our Board determined the Independent Directors serving on the Compensation Committee are independent under the NYSE independence standards. The Independent Directors serving on the Compensation Committee are Ellen Lamale, Labh Hira, and John Robinson.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee pre-approves all audit and permitted non-audit services performed by PwC. However, non-audit services for fees payable by us of $5,000 or less may be pre-approved by the Audit Committee Chair with subsequent approval by the Audit Committee.

The following table sets forth the aggregate fees billed by PwC (dollars in millions):

	For the Years Ended December 31,
	2012	2011
Audit fees[1]	$0.5	$0.6
Audit-related fees[2]	0.1	0.1
All other fees[3]	0.1	—
Total	$0.7	$0.7

1
Represents fees incurred in connection with the annual audit of our financial statements and internal control over financial reporting and quarterly review of our financial statements. In addition to these fees, we incurred assessments of $24,000 and $25,000 from the Office of Finance for audit fees on the Combined Financial Report for the years ended December 31, 2012 and 2011.

2	Represents fees related to other audit and attest services and technical accounting consultations.

3	Represents fees related to non-audit services, including a risk assessment of our core banking system project and the annual license for PwC's accounting research software.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The financial statements are set forth in Item 8 of this annual report on Form 10-K.

(b) Exhibits

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective February 26, 2009[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, approved by the Federal Housing Finance Agency on August 5, 2011 and effective September 5, 2011[3]
10.1	Employment Agreement with Richard S. Swanson, effective March 1, 2011[4]
10.2	Amendment to Employment Agreement with Richard S. Swanson, effective January 1, 2013
10.3	Employment Agreement with Steven T. Schuler, effective March 1, 2011[4]
10.4	Amendment to Employment Agreement with Steven T. Schuler, effective January 1, 2013
10.5	Employment Agreement with Edward J. McGreen, effective March 1, 2011[4]
10.6	Amendment to Employment Agreement with Edward J. McGreen, effective January 1, 2013
10.7	Employment Agreement with Dusan Stojanovic, effective March 1, 2011[4]
10.8	Amendment to Employment Agreement with Dusan Stojanovic, effective January 1, 2013
10.9	Employment Agreement with Daniel D. Clute, effective January 1, 2013
10.10	Lease Agreement for 801 Walnut Street between the Federal Home Loan Bank of Des Moines and Wells Fargo Financial, Inc., as amended, dated April 27, 2004[5]
10.11	Joint Capital Enhancement Agreement, as amended, effective August 5, 2011[6]
10.12	Federal Home Loan Bank of Des Moines Third Amended and Restated Benefit Equalization Plan, effective January 1, 2011[7]
10.13	Federal Home Loan Bank of Des Moines Pentegra Defined Benefit Plan for Financial Institutions, effective January 1, 2011[7]
10.14	Federal Home Loan Bank of Des Moines Pentegra Defined Contribution Plan for Financial Institutions, effective January 1, 2011[7]
10.15	Federal Home Loan Bank of Des Moines 2012 Incentive Plan Document, effective January 1, 2012[8]
10.16	2013 Director Fee Policy effective January 1, 2013
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Federal Home Loan Bank of Des Moines Audit Committee Report
101
The following financial information from the Bank's 2012 Form 10-K, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condition at December 31, 2012 and 2011, (ii) Statements of Income for the Years Ended December 31, 2012, 2011, and 2010, (iii) Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011, and 2010, (iv) Statements of Capital for the Years Ended December 31, 2012, 2011, and 2010, (v) Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010, and (vi) Notes to the Financial Statements[9]

1    Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the SEC on May 12, 2006.

2    Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the SEC on March 2, 2009.

3    Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed with the SEC on March 14, 2012.

4    Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on November 15, 2011.

5    Incorporated by reference to exhibits 10.3 and 10.3.1 to our Form 10-K filed with the SEC on March 30, 2007.

6    Incorporated by reference to exhibit 99.1 of our Form 8-K filed with the SEC on August 5, 2011.

7    Incorporated by reference to the exhibits to our Form 10-K filed with the SEC on March 18, 2011.

8    Incorporated by reference to exhibit 10.1 of our Form 8-K filed with the SEC on August 7, 2012.

9
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

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)
March 13, 2013	By:	/s/ Richard S. Swanson
Richard S. Swanson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 13, 2013

Signature	Title

Principal Executive Officer:

/s/ Richard S. Swanson	President & Chief Executive Officer
Richard S. Swanson

Principal Financial Officer and Principal Accounting Officer:

/s/ Steven T. Schuler	Executive Vice President & Chief Financial Officer
Steven T. Schuler

Directors:

/s/ Dale E. Oberkfell	Chairman of the Board of Directors
Dale E. Oberkfell

/s/ Eric A. Hardmeyer	Vice Chairman of the Board of Directors
Eric A. Hardmeyer

/s/ Johnny A. Danos	Director
Johnny A. Danos

/s/ Gerald D. Eid	Director
Gerald D. Eid

/s/ Michael J. Finley	Director
Michael J. Finley

Signature	Title

/s/ Van D. Fishback	Director
Van D. Fishback

/s/ Chris D. Grimm	Director
Chris D. Grimm

/s/ Teresa J. Keegan	Director
Teresa J. Keegan

/s/ John F. Kennedy, Sr.	Director
John F. Kennedy, Sr.

/s/ Ellen Z. Lamale	Director
Ellen Z. Lamale

/s/ Clair J. Lensing	Director
Clair J. Lensing

/s/ Paula R. Meyer	Director
Paula R. Meyer

/s/ John H. Robinson	Director
John H. Robinson

/s/ Joseph C. Stewart III	Director
Joseph C. Stewart III