Form 10-Q
period 2013-03-31
Federal Home Loan Bank of Des Moines
filed 2013-05-10
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2013
Class B Stock, par value $100	20,654,733

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in thousands, except capital stock par value)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$330,085	$252,113
Interest-bearing deposits	3,528	3,238
Securities purchased under agreements to resell	5,445,000	3,425,000
Federal funds sold	1,410,000	960,000
Investment securities
Trading securities (Note 3)	1,133,907	1,145,430
Available-for-sale securities (Note 4)	5,274,841	4,859,806
Held-to-maturity securities (fair value of $2,768,916 and $3,198,129) (Note 5)	2,628,116	3,039,721
Total investment securities	9,036,864	9,044,957
Advances (Note 7)	24,801,694	26,613,915
Mortgage loans held for portfolio, net
Mortgage loans held for portfolio (Note 8)	6,786,454	6,967,603
Allowance for credit losses on mortgage loans (Note 9)	(15,253)	(15,793)
Total mortgage loans held for portfolio, net	6,771,201	6,951,810
Accrued interest receivable	74,161	66,410
Premises, software, and equipment, net	15,756	13,534
Derivative assets (Note 10)	6,183	3,813
Other assets	31,645	32,486
TOTAL ASSETS	$47,926,117	$47,367,276
LIABILITIES
Deposits
Interest-bearing	$922,498	$872,852
Non-interest-bearing	176,275	211,892
Total deposits	1,098,773	1,084,744
Consolidated obligations (Note 11)
Discount notes	5,326,571	8,674,370
Bonds (includes $1,150,942 and $1,866,985 at fair value under the fair value option)	38,145,986	34,345,183
Total consolidated obligations	43,472,557	43,019,553
Mandatorily redeemable capital stock (Note 12)	10,890	9,561
Accrued interest payable	113,569	106,611
Affordable Housing Program payable	37,731	36,720
Derivative liabilities (Note 10)	90,937	100,700
Other liabilities	348,741	175,086
TOTAL LIABILITIES	45,173,198	44,532,975
Commitments and contingencies (Note 14)
CAPITAL (Note 12)
Capital stock - Class B putable ($100 par value); 19,699 and 20,627 shares issued and outstanding	1,969,855	2,062,714
Retained earnings
Unrestricted	601,886	593,129
Restricted	34,288	28,820
Total retained earnings	636,174	621,949
Accumulated other comprehensive income	146,890	149,638
TOTAL CAPITAL	2,752,919	2,834,301
TOTAL LIABILITIES AND CAPITAL	$47,926,117	$47,367,276

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
INTEREST INCOME
Advances	$48,439	$65,671
Prepayment fees on advances, net	1,821	16,870
Interest-bearing deposits	149	170
Securities purchased under agreements to resell	1,669	522
Federal funds sold	440	484
Investment securities
Trading securities	8,171	6,607
Available-for-sale securities	17,121	20,258
Held-to-maturity securities	19,786	33,691
Mortgage loans held for portfolio	65,693	74,683
Total interest income	163,289	218,956
INTEREST EXPENSE
Consolidated obligations
Discount notes	2,307	1,935
Bonds	107,596	147,072
Deposits	37	47
Mandatorily redeemable capital stock	58	46
Total interest expense	109,998	149,100
NET INTEREST INCOME	53,291	69,856
OTHER (LOSS) INCOME
Net loss on trading securities	(6,928)	(6,620)
Net gain on consolidated obligations held at fair value	643	1,852
Net gain on derivatives and hedging activities	10,930	20,987
Net loss on extinguishment of debt	(15,123)	(22,739)
Other, net	1,361	1,602
Total other loss	(9,117)	(4,918)
OTHER EXPENSE
Compensation and benefits	7,220	8,264
Contractual services	1,810	1,390
Other operating expenses	3,034	3,037
Federal Housing Finance Agency	976	1,304
Office of Finance	749	721
Total other expense	13,789	14,716
INCOME BEFORE ASSESSMENTS	30,385	50,222
Affordable Housing Program assessments	3,044	5,027
NET INCOME	$27,341	$45,195

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Net income	$27,341	$45,195
Other comprehensive (loss) income
Net unrealized losses on available-for-sale securities	(2,972)	(3,193)
Pension and postretirement benefits	224	92
Total other comprehensive loss	(2,748)	(3,101)
TOTAL COMPREHENSIVE INCOME	$24,593	$42,094

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in thousands)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE DECEMBER 31, 2011	21,089	$2,108,878	$562,442	$6,533	$568,975	$134,561	$2,812,414
Proceeds from issuance of capital stock	2,703	270,364	—	—	—	—	270,364
Repurchase/redemption of capital stock	(3,045)	(304,532)	—	—	—	—	(304,532)
Net shares reclassified to mandatorily redeemable capital stock	(10)	(996)	—	—	—	—	(996)
Comprehensive income (loss)	—	—	36,156	9,039	45,195	(3,101)	42,094
Cash dividends on capital stock	—	—	(15,891)	—	(15,891)	—	(15,891)
BALANCE MARCH 31, 2012	20,737	$2,073,714	$582,707	$15,572	$598,279	$131,460	$2,803,453

BALANCE DECEMBER 31, 2012	20,627	$2,062,714	$593,129	$28,820	$621,949	$149,638	$2,834,301
Proceeds from issuance of capital stock	2,322	232,180	—	—	—	—	232,180
Repurchase/redemption of capital stock	(3,170)	(316,977)	—	—	—	—	(316,977)
Net shares reclassified to mandatorily redeemable capital stock	(80)	(8,062)	—	—	—	—	(8,062)
Comprehensive income (loss)	—	—	21,873	5,468	27,341	(2,748)	24,593
Cash dividends on capital stock	—	—	(13,116)	—	(13,116)	—	(13,116)
BALANCE MARCH 31, 2013	19,699	$1,969,855	$601,886	$34,288	$636,174	$146,890	$2,752,919

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$27,341	$45,195
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	(3,405)	322,213
Net loss on trading securities	6,928	6,620
Net gain on consolidated obligations held at fair value	(643)	(1,852)
Net change in derivatives and hedging activities	(5,702)	(354,872)
Net loss on extinguishment of debt	15,123	22,739
Other adjustments	4,700	1,681
Net change in:
Accrued interest receivable	(7,389)	(6,888)
Other assets	1,715	3,046
Accrued interest payable	6,556	4,394
Other liabilities	(4,754)	1,228
Total adjustments	13,129	(1,691)
Net cash provided by operating activities	40,470	43,504
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	20,010	331,359
Securities purchased under agreements to resell	(2,020,000)	(1,250,000)
Federal funds sold	(450,000)	550,000
Premises, software, and equipment	(2,836)	(449)
Trading securities
Proceeds from maturities of long-term	4,595	725,170
Purchases of long-term	(140,579)	—
Available-for-sale securities
Proceeds from maturities of long-term	272,647	331,809
Purchases of long-term	(374,076)	(334,350)
Held-to-maturity securities
Net decrease in short-term	—	105,000
Proceeds from maturities of long-term	411,323	459,533
Advances
Principal collected	12,788,054	11,554,660
Originated	(11,031,485)	(11,936,398)
Mortgage loans held for portfolio
Principal collected	526,708	531,205
Originated or purchased	(359,206)	(559,528)
Proceeds from sales of foreclosed assets	6,986	7,783
Net cash (used in) provided by investing activities	(347,859)	515,794

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
FINANCING ACTIVITIES
Net change in deposits	15,530	132,762
Net payments on derivative contracts with financing elements	(1,984)	(2,367)
Net proceeds from issuance of consolidated obligations
Discount notes	20,614,205	56,160,775
Bonds	11,575,042	8,013,676
Payments for maturing and retiring consolidated obligations
Discount notes	(23,960,336)	(57,243,926)
Bonds	(7,659,844)	(7,508,412)
Bonds transferred to other FHLBanks	(92,606)	—
Proceeds from issuance of capital stock	232,180	270,364
Payments for repurchase/redemption of mandatorily redeemable capital stock	(6,733)	(275)
Payments for repurchase/redemption of capital stock	(316,977)	(304,532)
Cash dividends paid	(13,116)	(15,891)
Net cash provided by (used in) financing activities	385,361	(497,826)
Net increase in cash and due from banks	77,972	61,472
Cash and due from banks at beginning of the period	252,113	240,156
Cash and due from banks at end of the period	$330,085	$301,628

SUPPLEMENTAL DISCLOSURES
Interest paid	$215,318	$302,805
Affordable Housing Program payments	$2,033	$2,715
Transfers of mortgage loans to real estate owned	$5,168	$7,083

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

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2012, which are contained in the Bank's 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2013 (2012 Form 10-K).

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Descriptions of the Bank's significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” of the Bank's 2012 Form 10-K, with the exception of one policy noted below.

Financial Instruments with Legal Right of Offset

The Bank has certain financial instruments, including derivative instruments and securities purchased under agreements to resell, that are subject to enforceable master netting arrangements or similar agreements. The Bank has elected to offset its derivative asset and liability positions, as well as cash collateral received or pledged, when it has the legal right of offset under these master agreements. The Bank does not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

The net exposure for these financial instruments can change on a daily basis and therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset based on the terms of the individual master agreement between the Bank and its derivative counterparty. Additional information regarding these agreements is provided in “Note 10 — Derivatives and Hedging Activities.” Based on the fair value of the related collateral held, the Bank's securities purchased under agreements to resell were fully collateralized for the periods presented. Additional information about the Bank's securities purchased under agreements to resell is disclosed in “Note 1 — Summary of Significant Accounting Policies” of the Bank's 2012 Form 10-K.

Note 2 — Recently Adopted and Issued Accounting Guidance

ADOPTED ACCOUNTING GUIDANCE

Presentation of Comprehensive Income

On February 5, 2013, the Financial Accounting Standards Board (FASB) issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income (AOCI). This guidance does not change the current requirements for reporting net income or comprehensive income in financial statements. However, it does require an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements where net income is presented or in the footnotes, significant amounts reclassified out of AOCI. These amounts would be presented based on the respective lines of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity would be required to cross-reference to other required disclosures that provide additional detail about these amounts. This guidance became effective for interim and annual periods beginning on January 1, 2013 and was applied prospectively. The adoption of this guidance resulted in increased interim and annual financial statement disclosures, but did not affect the Bank's financial condition, results of operations, or cash flows.

Disclosures about Offsetting Assets and Liabilities

On December 16, 2011, the FASB and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance was amended on January 31, 2013 to clarify that its scope includes only certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. An entity is required to disclose both gross and net information about derivative, repurchase, and security lending instruments that meet these criteria. This guidance, as amended, became effective for interim and annual periods beginning on January 1, 2013 and was applied retrospectively for all comparative periods presented. The adoption of this guidance resulted in increased interim and annual financial statement disclosures, but did not affect the Bank's financial condition, results of operations, or cash flows.

ISSUED ACCOUNTING GUIDANCE

Joint and Several Liability Arrangements

On February 28, 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligations as well as other information about the obligations. This guidance is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity's fiscal year of adoption. This guidance is not expected to materially affect the Bank's financial condition, results of operations, or cash flows.

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

Note 3 — Trading Securities

Major Security Types

Trading securities were as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
Non-mortgage-backed securities
Other U.S. obligations	$302,646	$309,540
GSE obligations	63,457	64,445
Other[1]	295,017	294,933
Total non-mortgage-backed securities	661,120	668,918
Mortgage-backed securities
GSE - residential	472,787	476,512
Total fair value	$1,133,907	$1,145,430

1	Consists of taxable municipal bonds.

Net Loss on Trading Securities

During the three months ended March 31, 2013 and 2012, the Bank recorded net holding losses of $6.9 million and $6.6 million on its trading securities. The Bank did not sell any trading securities during the three months ended March 31, 2013 and 2012.

Note 4 — Available-for-Sale Securities

Major Security Types

Available-for-sale (AFS) securities were as follows (dollars in thousands):

	March 31, 2013
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations	$148,333	$11,762	$—	$160,095
GSE obligations	507,724	45,376	(804)	552,296
State or local housing agency obligations	8,204	—	(116)	8,088
Other[2]	386,100	13,361	—	399,461
Total non-mortgage-backed securities	1,050,361	70,499	(920)	1,119,940
Mortgage-backed securities
GSE - residential	4,074,671	82,935	(2,705)	4,154,901
Total	$5,125,032	$153,434	$(3,625)	$5,274,841

	December 31, 2012
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations	$151,764	$11,451	$—	$163,215
GSE obligations	509,941	46,637	(747)	555,831
State or local housing agency obligations	8,351	50	—	8,401
Other[2]	391,814	8,596	—	400,410
Total non-mortgage-backed securities	1,061,870	66,734	(747)	1,127,857
Mortgage-backed securities
GSE - residential	3,645,155	88,595	(1,801)	3,731,949
Total	$4,707,025	$155,329	$(2,548)	$4,859,806

1	Amortized cost includes adjustments made to the cost basis of an investment for principal repayments, amortization, accretion, and fair value hedge accounting adjustments.

2	Consists of Private Export Funding Corporation and taxable municipal bonds.

Unrealized Losses

The following tables summarize AFS securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
GSE obligations	$11,752	$(82)	$49,365	$(722)	$61,117	$(804)
State or local housing agency obligations	8,088	(116)	—	—	8,088	(116)
Total non-mortgage-backed securities	19,840	(198)	49,365	(722)	69,205	(920)
Mortgage-backed securities
GSE - residential	693,989	(2,325)	226,096	(380)	920,085	(2,705)
Total	$713,829	$(2,523)	$275,461	$(1,102)	$989,290	$(3,625)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
GSE obligations	$39,483	$(357)	$22,095	$(390)	$61,578	$(747)
Mortgage-backed securities
GSE - residential	154,914	(1,395)	257,974	(406)	412,888	(1,801)
Total	$194,397	$(1,752)	$280,069	$(796)	$474,466	$(2,548)

Redemption Terms

The following table summarizes the amortized cost and fair value of AFS securities categorized by contractual maturity. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	March 31, 2013		December 31, 2012
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$313,432	$329,967	$314,601	$332,189
Due after five years through ten years	535,993	579,097	542,448	583,674
Due after ten years	200,936	210,876	204,821	211,994
Total non-mortgage-backed securities	1,050,361	1,119,940	1,061,870	1,127,857
Mortgage-backed securities	4,074,671	4,154,901	3,645,155	3,731,949
Total	$5,125,032	$5,274,841	$4,707,025	$4,859,806

Note 5 — Held-to-Maturity Securities

Major Security Types

Held-to-maturity (HTM) securities were as follows (dollars in thousands):

	March 31, 2013
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$308,089	$81,919	$—	$390,008
State or local housing agency obligations	81,570	7,526	—	89,096
Other[2]	1,795	—	—	1,795
Total non-mortgage-backed securities	391,454	89,445	—	480,899
Mortgage-backed securities
Other U.S. obligations - residential	7,070	32	—	7,102
Other U.S. obligations - commercial	2,780	10	—	2,790
GSE - residential	2,188,754	52,017	(197)	2,240,574
Private-label - residential	38,058	432	(939)	37,551
Total mortgage-backed securities	2,236,662	52,491	(1,136)	2,288,017
Total	$2,628,116	$141,936	$(1,136)	$2,768,916

	December 31, 2012
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$308,496	$86,601	$—	$395,097
State or local housing agency obligations	87,659	8,930	—	96,589
Other[2]	1,795	—	—	1,795
Total non-mortgage-backed securities	397,950	95,531	—	493,481
Mortgage-backed securities
Other U.S. obligations - residential	7,756	32	—	7,788
Other U.S. obligations - commercial	2,884	10	—	2,894
GSE - residential	2,590,195	63,902	(226)	2,653,871
Private-label - residential	40,936	480	(1,321)	40,095
Total mortgage-backed securities	2,641,771	64,424	(1,547)	2,704,648
Total	$3,039,721	$159,955	$(1,547)	$3,198,129

1	Amortized cost includes adjustments made to the cost basis of an investment for principal repayments, amortization, and accretion.

2	Consists of an investment in a Small Business Investment Company.

Unrealized Losses

The following tables summarize HTM securities with unrealized losses. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
GSE - residential	$—	$—	$145,813	$(197)	$145,813	$(197)
Private-label - residential	—	—	24,859	(939)	24,859	(939)
Total mortgage-backed securities	$—	$—	$170,672	$(1,136)	$170,672	$(1,136)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
GSE - residential	$—	$—	$156,945	$(226)	$156,945	$(226)
Private-label - residential	—	—	26,277	(1,321)	26,277	(1,321)
Total mortgage-backed securities	$—	$—	$183,222	$(1,547)	$183,222	$(1,547)

Redemption Terms

The following table summarizes the amortized cost and fair value of HTM securities categorized by contractual maturity. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	March 31, 2013		December 31, 2012
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$1,795	$1,795	$1,795	$1,795
Due after ten years	389,659	479,104	396,155	491,686
Total non-mortgage-backed securities	391,454	480,899	397,950	493,481
Mortgage-backed securities	2,236,662	2,288,017	2,641,771	2,704,648
Total	$2,628,116	$2,768,916	$3,039,721	$3,198,129

Note 6 — Other-Than-Temporary Impairment

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

As of March 31, 2013, the Bank obtained cash flow analyses for all of its private-label MBS from its designated FHLBanks. The cash flow analyses used two third-party models. The first third-party model considered borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSAs refer collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. A CBSA must contain at least one urban area with a population of 10,000 or more people.

The OTTI Governance Committee developed a housing price forecast with seven short-term projections with changes ranging from declines of four percent to increases of four percent over the twelve month period beginning January 1, 2013. For the vast majority of markets, the short-term forecast had changes ranging from declines of one percent to increases of one percent. Thereafter, home prices were projected to recover using one of five different recovery paths.

The following table presents projected home price recovery by months at March 31, 2013:

	Recovery Range % (Annualized Rates)
Months	Minimum	Maximum
1 - 6	0.0	3.0
7 - 12	1.0	4.0
13 - 18	2.0	4.0
19 - 30	2.0	5.0
31 - 42	2.0	6.0
43 - 54	2.0	6.0
Thereafter	2.3	5.6

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

The Bank compared the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At March 31, 2013, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at March 31, 2013.

All Other Investment Securities

On a quarterly basis, the Bank reviews all remaining AFS and HTM securities in an unrealized loss position to determine whether they are other-than temporarily impaired. The following was determined for the Bank's other investment securities in an unrealized loss position at March 31, 2013:

•
GSE securities. The unrealized losses were due primarily to interest rate volatility. Because the Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases, it did not consider any of these securities to be other-than-temporarily impaired at March 31, 2013. Additionally, the strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations.

•
State housing agency obligation. The unrealized loss was due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligation. The Bank does not intend to sell the security nor is it more likely than not that it will be required to sell the security before recovery of its amortized cost basis. As such, the Bank did not consider this security to be other-than-temporarily impaired at March 31, 2013. Additionally, the creditworthiness of the issuer and the strength of the underlying collateral and credit enhancements was sufficient to protect the Bank from losses based on current expectations.

Note 7 — Advances

Redemption Terms

The following table summarizes the Bank's advances outstanding by year of contractual maturity (dollars in thousands):

	March 31, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$49	3.31	$35	3.32
Due in one year or less	7,876,985	1.04	10,306,571	1.03
Due after one year through two years	2,821,413	1.10	1,900,515	1.59
Due after two years through three years	2,421,154	1.66	2,289,104	1.62
Due after three years through four years	2,189,020	2.21	2,096,668	2.34
Due after four years through five years	3,246,398	2.62	2,893,016	2.49
Thereafter	5,743,176	1.42	6,568,855	1.58
Total par value	24,298,195	1.52	26,054,764	1.53
Premiums	165		169
Discounts	(9,068)		(3,247)
Fair value hedging adjustments	512,402		562,229
Total	$24,801,694		$26,613,915

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) without incurring prepayment fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call date, the borrower pays a higher fixed rate for the advance relative to an equivalent maturity, noncallable, fixed rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At March 31, 2013 and December 31, 2012, the Bank had callable advances outstanding totaling $6.3 billion and $5.7 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At March 31, 2013 and December 31, 2012, the Bank had putable advances outstanding totaling $2.8 billion and $2.9 billion.

Prepayment Fees

The Bank charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. Prepayment fees are recorded net of fair value hedging adjustments in the Statements of Income.

The following table summarizes the Bank's prepayment fees on advances, net (dollars in thousands):

	For the Three Months Ended
	March 31,
	2013	2012
Gross prepayment fee income	$2,524	$338,785
Fair value hedging adjustments	(703)	(321,915)
Prepayment fees on advances, net	$1,821	$16,870

For information related to the Bank's credit risk exposure on advances, refer to "Note 9 — Allowance for Credit Losses."

Note 8 — Mortgage Loans Held for Portfolio

The Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) involves investment by the Bank in single family mortgage loans held for portfolio that are either purchased from participating financial institutions (PFIs) or funded by the Bank through PFIs. MPF loans may also be acquired through participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank's PFIs generally originate, service, and credit enhance mortgage loans that are sold to the Bank. PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the PFI to a designated mortgage service provider.

The following table presents information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	March 31, 2013	December 31, 2012
Fixed rate, medium-term single family mortgages[1]	$1,820,411	$1,880,646
Fixed rate, long-term single family mortgages	4,886,204	5,005,194
Total unpaid principal balance	6,706,615	6,885,840
Premiums	84,309	86,112
Discounts	(19,297)	(21,277)
Basis adjustments from mortgage loan commitments	14,827	16,928
Total mortgage loans held for portfolio	6,786,454	6,967,603
Allowance for credit losses	(15,253)	(15,793)
Total mortgage loans held for portfolio, net	$6,771,201	$6,951,810

1	Medium-term is defined as a term of 15 years or less.

The following table presents the Bank's mortgage loans held for portfolio by type (dollars in thousands):

	March 31, 2013	December 31, 2012
Conventional loans	$6,185,922	$6,372,542
Government-insured loans	520,693	513,298
Total unpaid principal balance	$6,706,615	$6,885,840

For information related to the Bank's credit risk exposure on mortgage loans held for portfolio, refer to "Note 9 — Allowance for Credit Losses."

Note 9 — Allowance for Credit Losses

The Bank has established an allowance for credit losses methodology for each of its financing receivable portfolio segments: advances, standby letters of credit, and other extensions of credit to borrowers (collectively, credit products), government-insured mortgage loans held for portfolio, conventional mortgage loans held for portfolio, and term securities purchased under agreements to resell.

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
Under a blanket lien, the Bank is granted a security interest in all financial assets of the borrower to fully secure the borrower's obligation. Other than securities and cash deposits, the Bank does not initially take delivery of collateral pledged by blanket lien borrowers. In the event of deterioration in the financial condition of a blanket lien borrower, the Bank has the ability to require delivery of pledged collateral sufficient to secure the borrower's obligation. With respect to non-blanket lien borrowers that are federally insured, the Bank generally requires collateral to be specifically assigned. With respect to non-blanket lien borrowers that are not federally insured (typically insurance companies, CDFIs, and housing associates), the Bank generally takes control of collateral through the delivery of cash, securities, or loans to the Bank or its custodians.

Taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At March 31, 2013 and December 31, 2012, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At March 31, 2013 and December 31, 2012, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, none of the Bank's credit products were troubled debt restructurings (TDRs) at March 31, 2013 and December 31, 2012.

Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on its credit products as of March 31, 2013 and December 31, 2012. Accordingly, the Bank has not recorded any allowance for credit losses.

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans secured by one-to-four family residential properties. Government-insured mortgage loans are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government mortgage loans. Any principal losses incurred on such mortgage loans that are not recovered from the guarantor are absorbed by the servicers. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at March 31, 2013 and December 31, 2012. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Conventional Mortgage Loans

The Bank's management of credit risk in the MPF program involves several layers of legal loss protection that are defined in agreements among the Bank and its participating PFIs. For the Bank's conventional MPF loans, the availability of loss protection may differ slightly among MPF products. The Bank's loss protection consists of the following loss layers, in order of priority:

•	Homeowner Equity.

•	Primary Mortgage Insurance (PMI). At the time of origination, PMI is required on all loans with homeowner equity of less than 20 percent of the original purchase price or appraised value.

•
First Loss Account. The first loss account (FLA) is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. Credit enhancement fees paid totaled $1.1 million and $2.3 million during the three months ended March 31, 2013 and 2012. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments was $84.6 million and $126.0 million at March 31, 2013 and December 31, 2012.

•
Credit Enhancement Obligation of PFI. PFIs have a credit enhancement obligation at the time a mortgage loan is purchased to absorb certain losses in excess of the FLA in order to limit the Bank's loss exposure to that of an investor in an MBS that is rated the equivalent of AA by a nationally recognized statistical rating organization (NRSRO). PFIs may either pledge collateral or purchase supplemental mortgage insurance (SMI) from mortgage insurers to secure this obligation. If at any time the Bank cancels all or a portion of its SMI policies, the respective PFI is no longer required to retain a portion of the credit risk on the mortgage loans purchased by the Bank. In those instances, the Bank holds additional retained earnings to protect against losses and no credit enhancement fees are paid to the PFI.

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

Performance-Based Credit Enhancement Fees. When reserving for estimated credit losses, the Bank may take into consideration performance-based credit enhancement fees available for recapture from the PFIs. Performance-based credit enhancement fees available for recapture consist of accrued performance-based credit enhancement fees to be paid to the PFIs and projected performance-based credit enhancement fees to be paid to the PFIs over the next 12 months, less any losses incurred that are in the process of recapture.

Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not. At March 31, 2013 and December 31, 2012, the Bank determined that the amount of performance-based credit enhancement fees available for recapture from the PFIs at the master commitment level was immaterial. As such, it did not factor credit enhancement fees into its estimate of the allowance for credit losses.

Allowance for Credit Losses on Conventional Mortgage Loans

The following table presents a rollforward of the allowance for credit losses on the Bank's conventional mortgage loan portfolio (dollars in thousands):

	For the Three Months Ended
	March 31,
	2013	2012
Balance, beginning of period	$15,793	$18,963
Charge-offs	(540)	(898)
Balance, end of period	$15,253	$18,065

The following table summarizes the allowance for credit losses and recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in thousands):

	March 31, 2013	December 31, 2012
Allowance for credit losses
Collectively evaluated for impairment	$4,887	$5,444
Individually evaluated for impairment	10,366	10,349
Total allowance for credit losses	$15,253	$15,793
Recorded investment[1]
Collectively evaluated for impairment	$6,234,947	$6,415,718
Individually evaluated for impairment, with or without a related allowance	51,102	59,344
Total recorded investment	$6,286,049	$6,475,062

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollars in thousands):

	March 31, 2013
	Conventional	Government Insured	Total
Past due 30 - 59 days	$76,869	$15,873	$92,742
Past due 60 - 89 days	24,094	4,162	28,256
Past due 90 -179 days	22,696	2,774	25,470
Past due 180 days or more	59,501	3,252	62,753
Total past due loans	183,160	26,061	209,221
Total current loans	6,102,889	509,245	6,612,134
Total recorded investment of mortgage loans[1]	$6,286,049	$535,306	$6,821,355

In process of foreclosure (included above)[2]	$48,425	$768	$49,193
Serious delinquency rate[3]	1.3%	1.1%	1.3%
Past due 90 days or more and still accruing interest[4]	$—	$6,026	$6,026
Non-accrual mortgage loans[5]	$84,630	$—	$84,630

	December 31, 2012
	Conventional	Government Insured	Total
Past due 30 - 59 days	$77,568	$17,582	$95,150
Past due 60 - 89 days	24,809	4,849	29,658
Past due 90 -179 days	21,483	2,193	23,676
Past due 180 days or more	64,920	3,099	68,019
Total past due loans	188,780	27,723	216,503
Total current loans	6,286,282	500,112	6,786,394
Total recorded investment of mortgage loans[1]	$6,475,062	$527,835	$7,002,897

In process of foreclosure (included above)[2]	$56,692	$878	$57,570
Serious delinquency rate[3]	1.4%	1.0%	1.3%
Past due 90 days or more and still accruing interest[4]	$—	$5,292	$5,292
Non-accrual mortgage loans[5]	$88,992	$—	$88,992

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

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

The following table summarizes the recorded investment and related allowance of the Bank's individually evaluated impaired loans (dollars in thousands):

	March 31, 2013		December 31, 2012
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Impaired loans with an allowance	$50,121	$10,366	$58,145	$10,349
Impaired loans without an allowance	981	—	1,199	—
Total	$51,102	$10,366	$59,344	$10,349

The Bank did not recognize any interest income on impaired loans during the three months ended March 31, 2013 and 2012. The average recorded investment on impaired loans with an allowance was $54.1 million and $69.9 million during the three months ended March 31, 2013 and 2012. The average recorded investment on impaired loans without an allowance was $1.1 million and $0.6 million during the three months ended March 31, 2013 and 2012.

Real Estate Owned. At March 31, 2013 and December 31, 2012, the Bank had $15.8 million and $16.4 million of REO recorded as a component of "Other assets" in the Statements of Condition.

Term Securities Purchased Under Agreements to Resell

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the Bank or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If a resale agreement is deemed impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. At March 31, 2013 and December 31, 2012, based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for term securities purchased under agreements to resell.

Off-Balance Sheet Credit Exposures

At March 31, 2013 and December 31, 2012, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank's off-balance sheet credit exposures, see "Note 14 — Commitments and Contingencies."

Note 10 — Derivatives and Hedging Activities

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

•
as an economic hedge to manage certain defined risks in its Statements of Condition. These hedges are primarily used to manage mismatches between the coupon features of the Bank's assets and liabilities and offset prepayment risk in certain assets.

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

The Bank may have the following types of hedged items:

•	advances;

•	investment securities;

•	mortgage loans;

•	consolidated obligations; and

•	firm commitments.

Financial Statement Effect and Additional Financial Information

The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the Bank to credit and market risk. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the counterparties, the types of derivatives, the items being hedged, and any offsets between the derivatives and the items being hedged. The following tables summarize the Bank's fair value of derivative instruments. For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest (dollars in thousands):

	March 31, 2013
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$32,898,184	$106,167	$562,422
Derivatives not designated as hedging instruments
Interest rate swaps	2,909,966	26,790	62,656
Interest rate caps	3,450,000	3,916	—
Forward settlement agreements (TBAs)	104,000	43	206
Mortgage delivery commitments	104,417	207	41
Total derivatives not designated as hedging instruments	6,568,383	30,956	62,903
Total derivatives before netting and collateral adjustments	$39,466,567	137,123	625,325
Netting adjustments		(125,839)	(125,839)
Cash collateral and related accrued interest		(5,101)	(408,549)
Total netting adjustments and cash collateral[1]		(130,940)	(534,388)
Derivative assets and liabilities		$6,183	$90,937

	December 31, 2012
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$23,648,999	$118,157	$604,525
Derivatives not designated as hedging instruments
Interest rate swaps	4,368,562	32,702	71,330
Interest rate caps	3,450,000	2,868	—
Forward settlement agreements (TBAs)	93,500	58	128
Mortgage delivery commitments	96,220	104	54
Total derivatives not designated as hedging instruments	8,008,282	35,732	71,512
Total derivatives before netting and collateral adjustments	$31,657,281	153,889	676,037
Netting adjustments		(146,474)	(146,474)
Cash collateral and related accrued interest		(3,602)	(428,863)
Total netting adjustments and cash collateral[1]		(150,076)	(575,337)
Derivative assets and liabilities		$3,813	$100,700

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

The following table summarizes the components of “Net gain on derivatives and hedging activities” as presented in the Statements of Income (dollars in thousands):

	For the Three Months Ended
	March 31,
	2013	2012
Derivatives designated as hedging instruments
Interest rate swaps	$(550)	$4,139
Derivatives not designated as hedging instruments
Interest rate swaps	12,967	22,057
Interest rate caps	1,049	(694)
Forward settlement agreements (TBAs)	599	(702)
Mortgage delivery commitments	(681)	348
Net interest settlements	(2,454)	(4,161)
Total net gain related to derivatives not designated as hedging instruments	11,480	16,848
Net gain on derivatives and hedging activities	$10,930	$20,987

The following tables summarize, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income (dollars in thousands):

	Three Months Ended March 31, 2013
Hedged Item Type	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$2,959	$(2,680)	$279	$(4,346)
Advances	45,079	(44,139)	940	(42,590)
Bonds	(24,002)	22,233	(1,769)	17,339
Total	$24,036	$(24,586)	$(550)	$(29,597)

	Three Months Ended March 31, 2012
Hedged Item Type	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$9,952	$(8,703)	$1,249	$(2,943)
Advances	28,086	(27,045)	1,041	(60,265)
Bonds	(40,351)	42,200	1,849	38,974
Total	$(2,313)	$6,452	$4,139	$(24,234)

1	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative contracts. The degree of counterparty credit risk depends on the extent to which collateral agreements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policies and Finance Agency regulations. The Bank requires collateral agreements with collateral delivery thresholds on the majority of its derivative contracts. Based on credit analyses and collateral requirements, the Bank does not anticipate any credit losses on its derivatives at March 31, 2013. See "Note 13 — Fair Value" for a discussion on the Bank's fair value methodology for derivatives, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

A majority of the Bank's derivative contracts contain provisions that require the Bank to deliver additional collateral on derivatives in net liability positions to counterparties if there is deterioration in the Bank's credit rating. At March 31, 2013, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) was $498.2 million, for which the Bank posted cash collateral (including accrued interest) of $408.5 million in the normal course of business. If the Bank's credit rating had been lowered by an NRSRO from its current rating to the next lower rating, the Bank would have been required to deliver up to an additional $53.6 million of collateral to its derivative counterparties at March 31, 2013.

Offsetting of Derivative Assets and Derivative Liabilities

The Bank enters into enforceable master netting arrangements for the majority of its derivative instruments that contain provisions allowing the legal right of offset. Under these arrangements, the Bank has elected to offset, at the individual master agreement level, the gross derivative assets and gross derivative liabilities and the related cash collateral received from or pledged to counterparties (including the associated accrued interest).

The following tables present separately the fair value of derivative instruments with and without the legal right of offset, including the related collateral received from or pledged to counterparties, based on the terms of the Bank's master netting arrangements (dollars in thousands):

	March 31, 2013
	Derivative Assets	Derivative Liabilities
Derivative instruments with legal right of offset
Gross recognized amount	$136,916	$625,284
Gross amounts of netting adjustments and cash collateral	(130,940)	(534,388)
Net amounts after offsetting adjustments	5,976	90,896
Derivative instruments without legal right of offset[1]	207	41
Total derivative assets and total derivative liabilities[2]	$6,183	$90,937

	December 31, 2012
	Derivative Assets	Derivative Liabilities
Derivative instruments with legal right of offset
Gross recognized amount	$153,785	$675,983
Gross amounts of netting adjustments and cash collateral	(150,076)	(575,337)
Net amounts after offsetting adjustments	3,709	100,646
Derivative instruments without legal right of offset[1]	104	54
Total derivative assets and total derivative liabilities[2]	$3,813	$100,700

1	Represents mortgage delivery commitments.

2	Represents the net unsecured amount of credit exposure.

Note 11 — Consolidated Obligations

Consolidated obligations consist of bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. Bonds are issued primarily to raise intermediate- and long-term funds for the Bank and are not subject to any statutory or regulatory limits on their maturity. Discount notes are issued primarily to raise short-term funds for the Bank and have original maturities of one year or less. Discount notes sell at or below their face amount and are redeemed at par value when they mature.

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At March 31, 2013 and December 31, 2012, the total par value of outstanding consolidated obligations of the 12 FHLBanks was approximately $666.0 billion and $687.9 billion.

BONDS

The following table summarizes the Bank's bonds outstanding by year of contractual maturity (dollars in thousands):

	March 31, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$25,479,960	0.41	$21,491,480	0.62
Due after one year through two years	1,988,265	2.25	2,317,015	1.89
Due after two years through three years	1,706,005	4.00	2,213,990	3.40
Due after three years through four years	1,369,655	4.36	1,507,905	4.47
Due after four years through five years	2,007,130	4.10	2,002,060	4.36
Thereafter	5,151,855	3.09	4,291,205	3.35
Index amortizing notes	290,958	5.21	331,300	5.21
Total par value	37,993,828	1.40	34,154,955	1.67
Premiums	23,759		24,544
Discounts	(19,765)		(18,746)
Fair value hedging adjustments	147,222		182,445
Fair value option adjustments	942		1,985
Total	$38,145,986		$34,345,183

The following table summarizes the Bank's bonds outstanding by call features (dollars in thousands):

	March 31, 2013	December 31, 2012
Noncallable or nonputable	$36,038,828	$32,272,455
Callable	1,955,000	1,882,500
Total par value	$37,993,828	$34,154,955

Extinguishment of Debt

During the three months ended March 31, 2013, the Bank extinguished bonds with a total par value of $92.1 million and recognized losses of $15.1 million in other (loss) income. During the three months ended March 31, 2012, the Bank extinguished bonds with a total par value of $150.5 million and recognized losses of $22.7 million in other (loss) income.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in thousands):

	March 31, 2013		December 31, 2012
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$5,327,633	0.11	$8,676,903	0.13
Discounts	(1,062)		(2,533)
Total	$5,326,571		$8,674,370

Note 12 — Capital

The Bank is subject to three regulatory capital requirements:

•
Risk-based capital. The Bank must maintain at all times permanent capital greater than or equal to the sum of its credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock (which includes mandatorily redeemable capital stock) and retained earnings, can satisfy this risk-based capital requirement.

•
Regulatory capital. The Bank is required to maintain a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all capital stock, including mandatorily redeemable capital stock and retained earnings. It does not include accumulated other comprehensive income.

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At March 31, 2013 and December 31, 2012, the Bank did not have any nonpermanent capital.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to safe and sound business operations.

The following table shows the Bank's compliance with the Finance Agency's three regulatory capital requirements (dollars in thousands):

	March 31, 2013		December 31, 2012
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$461,545	$2,616,919	$372,277	$2,694,224
Regulatory capital	$1,917,045	$2,616,919	$1,894,691	$2,694,224
Leverage capital	$2,396,306	$3,925,380	$2,368,364	$4,041,335
Capital-to-asset ratio	4.00%	5.46%	4.00%	5.69%
Leverage ratio	5.00%	8.19%	5.00%	8.53%

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

Excess Stock

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At March 31, 2013 the Bank had excess capital stock of $5.5 million. At December 31, 2012, the Bank had no excess capital stock outstanding.

Mandatorily Redeemable Capital Stock

The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) when a member engages in any of the following activities: (i) submits a written notice to redeem all or part of its capital stock, (ii) submits a written notice of its intent to withdraw from membership, or (iii) terminates its membership voluntarily as a result of a merger or consolidation into a non-member or into a member of another FHLBank. At March 31, 2013 and December 31, 2012, the Bank's mandatorily redeemable capital stock totaled $10.9 million and $9.6 million.

Restricted Retained Earnings

The Joint Capital Enhancement Agreement (JCE Agreement), as amended, is intended to enhance the capital position of the Bank. The JCE Agreement requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At March 31, 2013 and December 31, 2012, the Bank's restricted retained earnings account totaled $34.3 million and $28.8 million.

Accumulated Other Comprehensive Income

The following table summarizes a rollforward of the Bank's AOCI (dollars in thousands):

	Net unrealized gains on available-for-sale securities (Note 4)	Pension and postretirement benefits	Total accumulated other comprehensive income
Balance, December 31, 2011	$137,240	$(2,679)	$134,561
Other comprehensive (loss) income	(3,193)	92	(3,101)
Balance, March 31, 2012	$134,047	$(2,587)	$131,460

Balance, December 31, 2012	$152,781	$(3,143)	$149,638
Other comprehensive (loss) income before reclassifications
Net unrealized losses	(2,972)	—	(2,972)
Reclassifications from other comprehensive income to net income
Amortization	—	224	224
Other comprehensive (loss) income	(2,972)	224	(2,748)
Balance, March 31, 2013	$149,809	$(2,919)	$146,890

Note 13 — Fair Value

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the three months ended March 31, 2013 and 2012.

The following table summarizes the carrying value and fair value of the Bank's financial instruments at March 31, 2013 (dollars in thousands). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$330,085	$330,085	$—	$—	$—	$330,085
Interest-bearing deposits	3,528	—	3,497	—	—	3,497
Securities purchased under agreements to resell	5,445,000	—	5,445,000	—	—	5,445,000
Federal funds sold	1,410,000	—	1,410,000	—	—	1,410,000
Trading securities	1,133,907	—	1,133,907	—	—	1,133,907
Available-for-sale securities	5,274,841	—	5,274,841	—	—	5,274,841
Held-to-maturity securities	2,628,116	—	2,731,365	37,551	—	2,768,916
Advances	24,801,694	—	25,006,329	—	—	25,006,329
Mortgage loans held for portfolio, net	6,771,201	—	7,103,699	40,736	—	7,144,435
Accrued interest receivable	74,161	—	74,161	—	—	74,161
Derivative assets	6,183	43	137,080	—	(130,940)	6,183
Other assets	8,719	8,719	—	—	—	8,719
Liabilities
Deposits	(1,098,773)	—	(1,098,768)	—	—	(1,098,768)
Discount notes	(5,326,571)	—	(5,326,955)	—	—	(5,326,955)
Bonds	(38,145,986)	—	(39,271,641)	—	—	(39,271,641)
Mandatorily redeemable capital stock	(10,890)	(10,890)	—	—	—	(10,890)
Accrued interest payable	(113,569)	—	(113,569)	—	—	(113,569)
Derivative liabilities	(90,937)	(206)	(625,119)	—	534,388	(90,937)
Other
Standby letters of credit	(1,567)	—	—	(1,567)	—	(1,567)
Standby bond purchase agreements	—	—	2,280	—	—	2,280

1
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and the related accrued interest held of placed with the same counterparties.

The following table summarizes the carrying value and fair value of the Bank's financial instruments at December 31, 2012 (dollars in thousands):

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

Overnight Federal Funds Sold. The fair value approximates the carrying value.

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

As an additional step, the Bank reviews the final fair value estimates of its private-label MBS holdings quarterly for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private-label MBS using the estimated fair value derived from the process previously described and the security's projected cash flows and compared such yield to the yield for comparable securities according to dealers and/or other third-party sources. No significant variances were noted. Therefore, the Bank determined that its fair value estimates for private-label MBS were appropriate at March 31, 2013.

As of March 31, 2013 and December 31, 2012, three or four prices were received for substantially all of the Bank's investment securities and the final prices for substantially all of those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Derivative Assets and Liabilities. The fair value of derivatives is generally estimated using standard valuation techniques such as discounted cash flow analyses and comparisons to similar instruments. In limited instances, fair value estimates for interest-rate related derivatives may be obtained using an external pricing model that utilizes observable market data. The Bank is subject to credit risk in derivatives transactions due to the potential nonperformance of its derivatives counterparties, which are generally highly-rated institutions. To mitigate this risk, the Bank has entered into master netting agreements for derivatives with its counterparties. In addition, the Bank has entered into bilateral security agreements with all of its active derivatives counterparties that provide for the delivery of collateral at specified levels tied to those counterparties' credit ratings to limit its net unsecured credit exposure to those counterparties. The Bank has evaluated the potential for the fair value of the derivatives to be affected by counterparty credit risk and its own credit risk and has determined that no adjustments were significant to the overall fair value measurements.

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

The Bank's discounted cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). The Bank uses the following inputs for measuring the fair value of interest-related derivatives:

•	Discount rate assumption. The Bank utilizes the overnight-index swap curve.

•	Forward interest rate assumption. The Bank utilizes the LIBOR swap curve.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

For forward settlement agreements (TBAs), the Bank utilizes TBA securities prices that are determined by coupon class and expected term until settlement. For mortgage delivery commitments, the Bank utilizes TBA securities prices adjusted for credit risk and servicing spreads.

Other Assets. These represent assets held in a Rabbi Trust for the Bank's nonqualified retirement plan. These assets include cash equivalents and mutual funds, both of which are carried at estimated fair value based on quoted market prices as of the last business day of the reporting period.

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

Consolidated Obligations. The fair value of consolidated obligations is based on prices received from pricing services (consistent with the methodology for investment securities discussed above) or determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest payable. For consolidated obligations elected under the fair value option, fair value includes accrued interest payable. The discount rates used in these calculations are for consolidated obligations with similar terms. The Bank uses the CO Curve and a volatility assumption for measuring the fair value of these consolidated obligations.

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

Subjectivity of Estimates. Estimates of the fair value of financial assets and liabilities using the methods previously described are highly subjective and require judgments regarding significant matters, such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates.

Fair Value on a Recurring Basis

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at March 31, 2013 (dollars in thousands):

	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$302,646	$—	$—	$302,646
GSE obligations	—	63,457	—	—	63,457
Other non-MBS	—	295,017	—	—	295,017
GSE MBS - residential	—	472,787	—	—	472,787
Total trading securities	—	1,133,907	—	—	1,133,907
Available-for-sale securities
Other U.S. obligations	—	160,095	—	—	160,095
GSE obligations	—	552,296	—	—	552,296
State or local housing agency obligations	—	8,088	—	—	8,088
Other non-MBS	—	399,461	—	—	399,461
GSE MBS - residential	—	4,154,901	—	—	4,154,901
Total available-for-sale securities	—	5,274,841	—	—	5,274,841
Derivative assets
Interest-rate related	—	136,873	—	(130,940)	5,933
Forward settlement agreements (TBAs)	43	—	—	—	43
Mortgage delivery commitments	—	207	—	—	207
Total derivative assets	43	137,080	—	(130,940)	6,183
Other assets	8,719	—	—	—	8,719
Total recurring assets at fair value	$8,762	$6,545,828	$—	$(130,940)	$6,423,650
Liabilities
Bonds[2]	$—	$(1,150,942)	$—	$—	$(1,150,942)
Derivative liabilities
Interest-rate related	—	(625,078)	—	534,388	(90,690)
Forward settlement agreements (TBAs)	(206)	—	—	—	(206)
Mortgage delivery commitments	—	(41)	—	—	(41)
Total derivative liabilities	(206)	(625,119)	—	534,388	(90,937)
Total recurring liabilities at fair value	$(206)	$(1,776,061)	$—	$534,388	$(1,241,879)

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

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2012 (dollars in thousands):

	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$309,540	$—	$—	$309,540
GSE obligations	—	64,445	—	—	64,445
Other non-MBS	—	294,933	—	—	294,933
GSE MBS - residential	—	476,512	—	—	476,512
Total trading securities	—	1,145,430	—	—	1,145,430
Available-for-sale securities
Other U.S. obligations	—	163,215	—	—	163,215
GSE obligations	—	555,831	—	—	555,831
State or local housing agency obligations	—	8,401	—	—	8,401
Other non-MBS	—	400,410	—	—	400,410
GSE MBS - residential	—	3,731,949	—	—	3,731,949
Total available-for-sale securities	—	4,859,806	—	—	4,859,806
Derivative assets
Interest-rate related	—	153,727	—	(150,076)	3,651
Forward settlement agreements (TBAs)	58	—	—	—	58
Mortgage delivery commitments	—	104	—	—	104
Total derivative assets	58	153,831	—	(150,076)	3,813
Other assets	8,261	—	—	—	8,261
Total recurring assets at fair value	$8,319	$6,159,067	$—	$(150,076)	$6,017,310
Liabilities
Bonds[2]	$—	$(1,866,985)	$—	$—	$(1,866,985)
Derivative liabilities
Interest-rate related	—	(675,855)	—	575,337	(100,518)
Forward settlement agreements (TBAs)	(128)	—	—	—	(128)
Mortgage delivery commitments	—	(54)	—	—	(54)
Total derivative liabilities	(128)	(675,909)	—	575,337	(100,700)
Total recurring liabilities at fair value	$(128)	$(2,542,894)	$—	$575,337	$(1,967,685)

1
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparties.

2	Represents bonds recorded under the fair value option.

Fair Value on a Non-Recurring Basis

The Bank measures certain impaired mortgage loans held for portfolio and REO at Level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. In the case of impaired mortgage loans, the Bank estimates fair value based on historical loss severity rates incurred on sales or discounted cash flows. At March 31, 2013, the historical loss severity rate used to estimate the fair value of a majority of impaired mortgage loans held for portfolio was 18.5 percent. Significant increases/decreases in this loss severity rate may result in significantly lower/higher fair value measurements. In the case of REO, the Bank estimates fair value based on a current property value from the MPF Servicer or a broker price opinion adjusted for estimated selling costs.

The following table summarizes impaired mortgage loans held for portfolio and REO that were recorded at fair value as a result of a non-recurring change in fair value having been recorded in the quarter then ended (dollars in thousands):

	March 31, 2013	December 31, 2012
Impaired mortgage loans held for portfolio	$40,736	$48,995
Real estate owned	271	941
Total non-recurring assets	$41,007	$49,936

Fair Value Option

The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires entities to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the Statements of Condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income.

The Bank elected the fair value option for certain bonds and discount notes that did not qualify for hedge accounting, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value.

The following table summarizes the activity related to consolidated obligations for which the fair value option has been elected (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012	2012
	Bonds	Bonds	Discount Notes
Balance, beginning of period	$1,866,985	$2,694,687	$3,474,596
New consolidated obligations elected for fair value option	—	100,000	—
Maturities and terminations	(715,000)	—	(292,825)
Net gain on consolidated obligations held at fair value	(643)	(593)	(1,259)
Change in accrued interest/unaccreted balance	(400)	220	1,418
Balance, end of period	$1,150,942	$2,794,314	$3,181,930

For consolidated obligations recorded under the fair value option, the related contractual interest expense as well as the discount amortization on fair value option discount notes is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net gain on consolidated obligations held at fair value” in the Statements of Income. At March 31, 2013 and December 31, 2012, the Bank determined no credit risk adjustments for nonperformance were necessary to the consolidated obligations recorded under the fair value option. Concessions paid on consolidated obligations under the fair value option are expensed as incurred and recorded in other (loss) income.

The following table summarizes the difference between the unpaid principal balance and fair value of outstanding bonds for which the fair value option has been elected (dollars in thousands):

	March 31, 2013	December 31, 2012
Unpaid principal balance	$1,150,000	$1,865,000
Fair value	1,150,942	1,866,985
Fair value over unpaid principal balance	$942	$1,985

Note 14 — Commitments and Contingencies

Joint and Several Liability. The 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At March 31, 2013 and December 31, 2012, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $622.7 billion and $645.1 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in thousands):

	March 31, 2013			December 31, 2012
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding	$2,681,166	$790,259	$3,471,425	$3,655,401
Standby bond purchase agreements outstanding	—	658,841	658,841	680,119
Commitments to purchase mortgage loans	104,417	—	104,417	96,220
Commitments to issue bonds	2,775,000	—	2,775,000	—

Standby Letters of Credit. Standby letters of credit are executed with members for a fee. A standby letter of credit is a financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 20 years, currently no later than 2031. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $1.6 million and $1.5 million at March 31, 2013 and December 31, 2012.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at March 31, 2013 and December 31, 2012 is reported in “Note 13 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2016. At March 31, 2013 and December 31, 2012, the Bank had standby bond purchase agreements with four housing associates. During the three months ended March 31, 2013 and 2012, the Bank was not required to purchase any bonds under these agreements. For both the three months ended March 31, 2013 and 2012, the Bank received fees for the guarantees that amounted to $0.5 million. The estimated fair value of standby bond purchase agreements at March 31, 2013 and December 31, 2012 is reported in “Note 13 — Fair Value.”

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at March 31, 2013 and December 31, 2012 is reported in “Note 10 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Other Commitments. As previously described in “Note 9 — Allowance for Credit Losses”, the FLA is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments was $84.6 million and $126.0 million at March 31, 2013 and December 31, 2012.

The Bank is contractually obligated to pay the FHLBank of Chicago a service fee for its participation in the MPF program. This service fee expense is recorded as an offset to other (loss) income. Refer to “Note 16 — Activities with Other FHLBanks” for additional details.
In conjunction with its sale of certain mortgage loans to Fannie Mae through the FHLBank of Chicago in 2009, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $0.8 million by December 31, 2015 and $0.3 million by December 31, 2020. At March 31, 2013, the FHLBank of Chicago had not requested any indemnification payments from the Bank pursuant to this agreement.
Legal Proceedings. The Bank is not currently aware of any material pending legal proceedings other than ordinary routine litigation incidental to the business, to which it is a party or of which any of its property is the subject.

Note 15 — Activities with Stockholders

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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in thousands):

	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Interest-bearing deposits	$239	6.8	$239	7.4
Advances	562,147	2.3	587,643	2.3
Mortgage loans	79,290	1.2	83,227	1.2
Deposits	11,334	1.0	5,338	0.5
Capital stock	39,868	2.0	41,172	2.0

Business Concentrations

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At March 31, 2013 and December 31, 2012, the Bank concluded that it did not have any business concentrations with stockholders.

Note 16 — Activities with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago for its participation in the MPF program. This service fee expense is recorded as an offset to other (loss) income. For both the three months ended March 31, 2013 and 2012, the Bank recorded $0.6 million in service fee expense to the FHLBank of Chicago.

Debt Transfers. Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. These transfers are accounted for in the same manner as debt extinguishments. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. For the three months ended March 31, 2013, the Bank transferred $80.0 million of par value bonds to the FHLBank of San Francisco and recorded aggregate net losses of $13.9 million through "Net loss on extinguishment of debt" in the Statements of Income. The Bank did not transfer any debt during the three months ended March 31, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our MD&A and Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (SEC) on March 13, 2013 (2012 Form 10-K). Our MD&A is designed to provide information that will help the reader develop a better understanding of our financial statements, key financial statement changes from quarter to quarter, and the primary factors driving those changes. Our MD&A is organized as follows:

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

For additional information regarding these and other risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements, see “Item 1A. Risk Factors” in our 2012 Form 10-K. You are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made as of the date of this report. We undertake no obligation to update or revise any forward-looking statement.

Executive Overview

Our Bank is a member-owned cooperative serving shareholder members in a five-state region (Iowa, Minnesota, Missouri, North Dakota, and South Dakota). Our mission is to provide funding and liquidity to our members and eligible housing associates so that they can meet the housing, economic development, and business needs of the communities they serve. We fulfill our mission by providing liquidity to our members and housing associates through advances, supporting residential mortgage lending through the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago), and providing affordable housing programs that create housing opportunities for low and moderate income families. Our members include commercial banks, thrifts, credit unions, insurance companies, and community development financial institutions (CDFIs).

For the three months ended March 31, 2013, we recorded net income of $27.3 million compared to $45.2 million for the same period in 2012. Our net income, calculated in accordance with accounting principles generally accepted in the U.S. (GAAP), was primarily driven by net interest income, losses on the extinguishment of debt, and gains on derivatives and hedging activities.

Net interest income totaled $53.3 million for the three months ended March 31, 2013 compared to $69.9 million for the same period last year. The decrease was primarily due to lower advance prepayment fee income. During the three months ended March 31, 2013, advance prepayment fee income totaled $1.8 million compared to $16.9 million for the same period in 2012.

Our net income was also impacted by losses on the extinguishment of debt. During the three months ended March 31, 2013 and 2012, we extinguished $92.1 million and $150.5 million of higher-costing consolidated obligations and recorded losses on these debt extinguishments of $15.1 million and $22.7 million through "Net loss on extinguishment of debt" in the Statements of Income, which is a component of other (loss) income.

Net income was positively impacted by gains on derivatives and hedging activities. We utilize derivative instruments to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. During the three months ended March 31, 2013, we recorded net gains of $10.9 million on our derivatives and hedging activities compared to net gains of $21.0 million during the same period last year. These gains were recorded as a component of other (loss) income and were attributable to the effect of changes in interest rates on interest rate swaps economically hedging our trading securities portfolio. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities" for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Our total assets increased slightly to $47.9 billion at March 31, 2013 from $47.4 billion at December 31, 2012 due primarily to an increase in investments, partially offset by a decline in advances. Investments increased $2.5 billion mainly due to the purchase of money market investments to manage our liquidity. Advances declined $1.8 billion due to reduced member demand, scheduled maturities, and prepayments. Total capital was $2.8 billion at March 31, 2013 and December 31, 2012. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

Adjusted Earnings

As part of evaluating financial performance, we adjust GAAP net income before assessments (GAAP net income) and GAAP net interest income for the impact of (i) market adjustments relating to derivative and hedging activities and instruments held at fair value, (ii) realized gains (losses) on the sale of investment securities, and (iii) other unpredictable items, including asset prepayment fee income and debt extinguishment losses. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income and adjusted net income before assessments (adjusted net income).

Because our business model is primarily one of holding assets and liabilities to maturity, management believes that the adjusted earnings measure is helpful in understanding our operating results and provides a meaningful period-to-period comparison of our long-term economic value in contrast to GAAP income, which can be impacted by fair value changes driven by market volatility on financial instruments recorded at fair value or transactions that are considered to be unpredictable. As a result, management uses the adjusted earnings measure to assess performance under our incentive compensation plans and to ensure management remains focused on our long-term value and performance. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. While this non-GAAP measure can be used to assist in understanding the components of our earnings, it should not be considered a substitute for results reported under GAAP.

As a member-owned cooperative, we endeavor to operate with a low but stable adjusted net interest margin. As indicated in the tables that follow, our adjusted net interest income, adjusted net interest margin, and adjusted net income all remained relatively stable for the three months ended March 31, 2013 when compared to the same period in 2012.

The following table summarizes the reconciliation between GAAP net interest income and adjusted net interest income (dollars in millions):

	For the Three Months Ended
	March 31,
	2013	2012
GAAP net interest income	$53.3	$69.9
Exclude:
Prepayment fees on advances, net	1.8	16.9
Include items reclassified from other (loss) income:
Net interest expense on economic hedges	(2.5)	(4.2)
Adjusted net interest income	$49.0	$48.8
Adjusted net interest margin	0.41%	0.38%

The following table summarizes the reconciliation between GAAP net income and adjusted net income (dollars in millions):

	For the Three Months Ended
	March 31,
	2013	2012
GAAP net income (before assessments)	$30.4	$50.2
Exclude:
Prepayment fees on advances, net	1.8	16.9
Net loss on trading securities	(6.9)	(6.6)
Net gain on consolidated obligations at fair value	0.6	1.8
Net gain on derivatives and hedging activities	10.9	21.0
Net loss on extinguishment of debt	(15.1)	(22.7)
Include:
Net interest expense on economic hedges	(2.5)	(4.2)
Amortization of hedging costs[1]	(1.8)	(1.7)
Adjusted net income (before assessments)	$34.8	$33.9

1	Represents the straight line amortization of upfront fee payments on certain derivative instruments.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Conditions in the Financial Markets

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND DECEMBER 31, 2012

Economy and Capital Markets

Economic and market data received since the Federal Open Market Committee (FOMC) meeting in January of 2013 suggests a moderate pace of economic expansion. Conditions in the labor market have shown signs of improvement, however, the unemployment rate remains elevated. Household spending and business fixed investments have advanced and the housing sector has strengthened, but fiscal policy has become somewhat more restrictive. Inflation has remained subdued and long-term inflation expectations have remained stable.

In its March 20, 2013 statement, the FOMC stated that it expects that, with appropriate policy accommodation, economic growth will proceed at a moderate pace and the unemployment rate will gradually decline towards levels it judges consistent with its dual mandate to foster maximum employment and price stability. The FOMC continues to see downside risks to the economic outlook and anticipates that inflation over the medium-term likely will run at or below its two percent objective.

Mortgage Markets

Improvements in the housing market have occurred over the past year, as indicated by rising home prices, lower inventories of properties for sale, and increased housing construction activity. Improved homebuilder sentiment is being translated into increases in residential construction, although the actual amount of new construction remains fairly low by historical standards. The outlook for a sustainable recovery in residential sales and home prices is promising, however, it remains hampered by tight mortgage credit and continuing liquidation of foreclosed and distressed properties.

Interest Rates

The following table shows information on key average market interest rates:

	First Quarter 2013 3-Month Average	First Quarter 2012 3-Month Average	March 31, 2013 Ending Rate	December 31, 2012 Ending Rate
Federal funds[1]	0.14%	0.11%	0.09%	0.09%
Three-month LIBOR[1]	0.29	0.51	0.28	0.31
2-year U.S. Treasury[1]	0.25	0.28	0.24	0.25
10-year U.S. Treasury[1]	1.93	2.03	1.85	1.76
30-year residential mortgage note[1]	3.49	3.93	3.57	3.35

1	Source is Bloomberg.

The Federal Reserve's key targeted interest rate, the Federal funds rate, maintained a range of 0.00 to 0.25 percent throughout the first quarter of 2013. In its March 20, 2013 statement, the FOMC noted that it anticipates that economic conditions are likely to warrant exceptionally low levels of the Federal funds rate for at least as long as unemployment remains above 6.50 percent and inflation projections for the next one to two years are no more than a half percentage point above the FOMC's long-run goal of two percent. During the last quarter of 2011, as the Federal Reserve implemented its program, known as Operation Twist, of purchasing long-term U.S. Treasuries and selling an equal amount of short-term U.S. Treasuries, three-month LIBOR began to steadily increase. However, after hitting a peak at the beginning of 2012, three-month LIBOR has decreased and stabilized as of the end of March 2013. Average U.S. Treasury yields were lower during the three months ended March 31, 2013 when compared to the same period last year. Mortgage rates generally moved in tandem with the U.S. Treasury market during the three months ended March 31, 2013.

To support a stronger economic recovery and to help ensure that inflation, over time, is at levels consistent with the Federal Reserve's dual mandate, the FOMC indicated its intent to continue purchases of agency mortgage-backed securities (MBS) at a pace of $40.0 billion per month at its meeting in March of 2013. The FOMC will also continue purchases of longer-term U.S. Treasury securities at a pace of $45.0 billion per month. This program, known as Quantitative Easing III, was implemented by the Federal Reserve to maintain downward pressure on long-term interest rates and help make broader financial conditions more accommodative. The FOMC monitors incoming information on economic and financial developments and will employ its monetary and other policy tools as appropriate until the outlook for the labor market has improved substantially in the context of price stability.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	First Quarter 2013 3-Month Average	First Quarter 2012 3-Month Average	March 31, 2013 Ending Spread	December 31, 2012 Ending Spread
3-month	(16.2)	(40.3)	(16.3)	(19.6)
2-year	(9.6)	(19.1)	(11.0)	(7.3)
5-year	(1.5)	(4.7)	(2.3)	1.6
10-year	15.8	33.5	13.3	25.1

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During the first quarter of 2013, our short-term funding spreads relative to LIBOR worsened as compared to spreads at December 31, 2012. As a result of the funding environment, we utilized step-up and term fixed rate consolidated obligation bonds throughout the first quarter of 2013 to capture attractive funding while managing our risk profile and liquidity.

Selected Financial Data

The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Investments[1]	$15,895	$13,433	$15,377	$12,738	$14,146
Advances	24,802	26,614	25,831	26,561	26,608
Mortgage loans held for portfolio, gross	6,786	6,968	7,132	7,271	7,173
Allowance for credit losses	(15)	(16)	(16)	(17)	(18)
Total assets	47,926	47,367	48,659	46,938	48,345
Consolidated obligations
Discount notes	5,326	8,675	14,158	5,956	5,727
Bonds	38,146	34,345	30,108	36,396	38,482
Total consolidated obligations[2]	43,472	43,020	44,266	42,352	44,209
Mandatorily redeemable capital stock	11	9	10	10	7
Capital stock — Class B putable	1,970	2,063	2,024	2,064	2,074
Retained earnings	636	622	606	601	599
Accumulated other comprehensive income	147	149	168	150	131
Total capital	2,753	2,834	2,798	2,815	2,804

	For the Three Months Ended
Statements of Income	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Net interest income	$53.3	$56.4	$59.3	$55.0	$69.9
Other (loss) income[3]	(9.1)	(8.1)	(24.5)	(19.8)	(4.9)
Other expense	13.8	15.1	14.6	15.0	14.8
Net income	27.3	29.9	18.1	18.2	45.2

	For the Three Months Ended
Selected Financial Ratios[4]	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Net interest spread[5]	0.37%	0.40%	0.42%	0.38%	0.48%
Net interest margin[6]	0.44	0.46	0.49	0.45	0.55
Return on average equity	3.98	4.27	2.56	2.60	6.52
Return on average capital stock	5.52	5.92	3.53	3.54	8.80
Return on average assets	0.23	0.25	0.15	0.15	0.36
Average equity to average assets	5.68	5.74	5.82	5.76	5.46
Regulatory capital ratio[7]	5.46	5.69	5.43	5.70	5.54
Dividend payout ratio[8]	47.97	45.21	74.54	88.03	35.16

1
Investments include: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $666.0 billion, $687.9 billion, $674.5 billion, $685.2 billion and $658.0 billion at March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, respectively.

3	Other (loss) income includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, and net losses on the extinguishment of debt.

4	Amounts used to calculate selected financial ratios are based on numbers in thousands. Accordingly, recalculations using numbers in millions may not produce the same results.

5	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

6	Represents net interest income expressed as a percentage of average interest-earning assets.

7
Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

8	Represents dividends declared and paid in the stated period expressed as a percentage of net income in the stated period.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Net Income

The following table presents comparative highlights of our net income (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended
	March 31,
	2013	2012	$ Change	% Change
Net interest income	$53.3	$69.9	$(16.6)	(23.7)%
Other (loss) income	(9.1)	(4.9)	(4.2)	(85.7)
Other expense	13.8	14.8	(1.0)	(6.8)
Assessments	3.1	5.0	(1.9)	(38.0)
Net income	$27.3	$45.2	$(17.9)	(39.6)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Three Months Ended March 31,
	2013			2012
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$400	0.15%	$0.1	$599	0.11%	$0.2
Securities purchased under agreements to resell	5,478	0.12	1.7	1,812	0.12	0.5
Federal funds sold	1,449	0.12	0.4	2,276	0.09	0.5
Short-term investments	12	0.10	—	389	0.15	0.1
Mortgage-backed securities[2,5]	6,777	1.76	29.4	7,883	2.10	41.2
Other investments[2,3,5]	2,111	3.02	15.7	3,455	2.24	19.2
Advances[4,5]	25,506	0.80	50.3	26,915	1.23	82.6
Mortgage loans[6]	6,858	3.88	65.7	7,096	4.23	74.7
Total interest-earning assets	48,591	1.36	163.3	50,425	1.75	219.0
Non-interest-earning assets	512	—	—	627	—	—
Total assets	$49,103	1.35%	$163.3	$51,052	1.72%	$219.0
Interest-bearing liabilities
Deposits	$957	0.02%	$—	$765	0.02%	$0.1
Consolidated obligations
Discount notes[5]	6,680	0.14	2.3	7,848	0.10	1.9
Bonds[5]	37,565	1.16	107.6	38,480	1.54	147.1
Other interest-bearing liabilities[7]	10	2.39	0.1	6	2.87	—
Total interest-bearing liabilities	45,212	0.99	110.0	47,099	1.27	149.1
Non-interest-bearing liabilities	1,101	—	—	1,167	—	—
Total liabilities	46,313	0.96	110.0	48,266	1.24	149.1
Capital	2,790	—	—	2,786	—	—
Total liabilities and capital	$49,103	0.91%	$110.0	$51,052	1.17%	$149.1
Net interest income and spread[8]		0.37%	$53.3		0.48%	$69.9
Net interest margin[9]		0.44%			0.55%
Average interest-earning assets to interest-bearing liabilities		107.47%			107.06%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Other investments primarily include: other U.S. obligations, GSE obligations, state or local housing agency obligations, and Temporary Liquidity Guarantee Program (TLGP) investments.

4	Advance interest income includes prepayment fee income of $1.8 million and $16.9 million during the three months ended March 31, 2013 and 2012.

5	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists of mandatorily redeemable capital stock.

8	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended
	March 31, 2013 vs. March 31, 2012
	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest income
Interest-bearing deposits	$(0.1)	$—	$(0.1)
Securities purchased under agreements to resell	1.2	—	1.2
Federal funds sold	(0.2)	0.1	(0.1)
Short-term investments	(0.1)	—	(0.1)
Mortgage-backed securities	(5.5)	(6.3)	(11.8)
Other investments	(8.9)	5.4	(3.5)
Advances	(4.2)	(28.1)	(32.3)
Mortgage loans	(2.6)	(6.4)	(9.0)
Total interest income	(20.4)	(35.3)	(55.7)
Interest expense
Deposits	(0.1)	—	(0.1)
Consolidated obligations
Discount notes	(0.3)	0.7	0.4
Bonds	(3.5)	(36.0)	(39.5)
Other interest-bearing liabilities	0.1	—	0.1
Total interest expense	(3.8)	(35.3)	(39.1)
Net interest income	$(16.6)	$—	$(16.6)

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. For the three months ended March 13, 2013, our net interest spread was 0.37 percent compared to 0.48 percent for the same period in 2012. Our net interest spread for the first quarter of 2013 was primarily impacted by lower interest income on advances, investments, and mortgage loans, partially offset by lower funding costs. The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances (including prepayment fees on advances, net) decreased 39 percent during the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to lower interest rates, lower advance prepayment fee income, and lower average balances. Advance prepayment fee income decreased to $1.8 million during the three months ended March 31, 2013 from $16.9 million during the same period in 2012 mainly due to one member prepaying approximately $2.1 billion of long-term fixed rate advances in the first quarter of 2012.

Investments

Interest income on investments decreased 23 percent during the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to lower average volumes. Average investment volumes declined due primarily to the maturity of TLGP investments in 2012 and MBS principal paydowns.

Mortgage Loans

Interest income on mortgage loans decreased 12 percent during the three months ended March 31, 2013 when compared to the same period in 2012 due to lower interest rates and lower average mortgage loan balances. Average mortgage loan volumes declined due primarily to principal paydowns exceeding mortgage loan purchases.

Bonds

Interest expense on bonds decreased 27 percent during the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to lower interest rates. In addition, throughout 2012, we called and extinguished certain higher-costing debt, which positively impacted our interest expense during the first quarter of 2013.

Other (Loss) Income

The following table summarizes the components of other (loss) income (dollars in millions):

	For the Three Months Ended
	March 31,
	2013	2012
Net loss on trading securities	$(6.9)	$(6.6)
Net gain on consolidated obligations held at fair value	0.6	1.8
Net gain on derivatives and hedging activities	10.9	21.0
Net loss on extinguishment of debt	(15.1)	(22.7)
Other, net	1.4	1.6
Total other loss	$(9.1)	$(4.9)

Other (loss) income can be volatile from period to period depending on the type of financial activity recorded, including the impact of fair value adjustments on instruments carried at fair value. For the three months ended March 31, 2013 and 2012, other (loss) income was primarily impacted by losses on the extinguishment of debt and gains on derivative and hedging activities.

We may extinguish higher-costing debt from time to time in an effort to better match our projected asset cash flows and reduce our future interest costs. During the three months ended March 31, 2013 and 2012, we extinguished bonds with a total par value of $92.1 million and $150.5 million and recorded losses of $15.1 million and $22.7 million. These debt extinguishment losses were partially offset by net advance prepayment fee income recorded in net interest income of $1.8 million and $16.9 million for the three months ended March 31, 2013 and 2012.

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition. Derivatives are recorded at fair value with changes in fair value reflected through other (loss) income. During the three months ended March 31, 2013 and 2012, the net gains on our derivatives and hedging activities were mainly due to economic derivatives. During the three months ended March 31, 2013 and 2012, we recorded net gains on economic derivatives of $11.5 million and $16.9 million. The majority of the gains during the first quarter of 2013 were due to the effect of changes in interest rates on interest rate swaps economically hedging our trading securities portfolio. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Hedging Activities

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition. Accounting rules affect the timing and recognition of income and expense on derivatives and therefore we may be subject to income statement volatility.

If a hedging activity qualifies for hedge accounting treatment (fair value hedge), we include the periodic cash flow components of the derivative related to interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. We also record the amortization of fair value hedging adjustments from terminated hedges in interest income or expense or other (loss) income. Changes in the fair value of both the derivative and the hedged item are recorded as a component of other (loss) income in “Net gain on derivatives and hedging activities."

If a hedging activity does not qualify for hedge accounting treatment (economic hedge), we record the derivative's components of interest income and expense, together with the effect of changes in fair value as a component of other (loss) income in “Net gain on derivatives and hedging activities”; however, there is no fair value adjustment for the corresponding asset or liability being hedged unless changes in the fair value of the asset or liability are normally marked to fair value through earnings (i.e., trading securities and fair value option instruments).

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	Three Months Ended March 31, 2013
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(5.7)	$—	$(1.3)	$13.9	$—	$—	$6.9
Net interest settlements	(42.6)	(4.3)	—	17.3	—	—	(29.6)
Total net interest income	(48.3)	(4.3)	(1.3)	31.2	—	—	(22.7)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	0.9	0.3	—	(1.8)	—	—	(0.6)
(Losses) gains on economic hedges	—	11.7	(0.1)	(1.1)	—	1.0	11.5
Total net gain (loss) on derivatives and hedging activities	0.9	12.0	(0.1)	(2.9)	—	1.0	10.9
Subtotal	(47.4)	7.7	(1.4)	28.3	—	1.0	(11.8)
Net loss on trading securities[2]	—	(6.9)	—	—	—	—	(6.9)
Net gain on consolidated obligations held at fair value	—	—	—	0.6	—	—	0.6
Net accretion[3]	—	—	—	(2.3)	—	—	(2.3)
Total net effect of hedging activities	$(47.4)	$0.8	$(1.4)	$26.6	$—	$1.0	$(20.4)

	Three Months Ended March 31, 2012
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net (amortization) accretion[1]	$(330.4)	$—	$(1.2)	$13.0	$—	$—	$(318.6)
Net interest settlements	(60.2)	(3.0)	—	39.0	—	—	(24.2)
Total net interest income	(390.6)	(3.0)	(1.2)	52.0	—	—	(342.8)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains on fair value hedges	1.0	1.3	—	1.8	—	—	4.1
(Losses) gains on economic hedges	(0.2)	9.9	(0.4)	5.7	2.6	(0.7)	16.9
Total net gain (loss) on derivatives and hedging activities	0.8	11.2	(0.4)	7.5	2.6	(0.7)	21.0
Subtotal	(389.8)	8.2	(1.6)	59.5	2.6	(0.7)	(321.8)
Net loss on trading securities[2]	—	(6.4)	—	—	—	—	(6.4)
Net gain on consolidated obligations held at fair value	—	—	—	0.6	1.2	—	1.8
Net accretion[3]	—	—	—	3.3	—	—	3.3
Total net effect of hedging activities	$(389.8)	$1.8	$(1.6)	$63.4	$3.8	$(0.7)	$(323.1)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships included in net interest income.

2
Represents the net losses on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3	Represents the amortization/accretion of fair value hedging adjustments on closed bond hedge relationships included in other (loss) income as a result of debt extinguishments.

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities. The change in advance amortization during the three months ended March 31, 2013 when compared to the same period in 2012 was due primarily to decreased advance prepayments. When an advance prepays, we terminate the hedge relationship and fully amortize the remaining fair value hedging adjustments through earnings. During the three months ended March 31, 2013, we fully amortized $0.7 million of fair value hedging adjustments on prepaid advances compared to $321.9 million for the same period in 2012. This amortization was offset by the receipt of gross advance prepayment fee income in the amount of $2.5 million and $338.8 million during the three months ended March 31, 2013 and 2012. The net effect of hedging activity tables do not include the impact of the gross advance prepayment fee income.

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

GAINS (LOSSES) ON FAIR VALUE HEDGES

Gains (losses) on fair value hedges are driven by hedge ineffectiveness. Hedge ineffectiveness occurs when changes in the fair value of the derivative and the related hedged item do not perfectly offset each other. The primary drivers of hedge ineffectiveness are changes in the benchmark interest rate and volatility. During the three months ended March 31, 2013 and 2012, gains (losses) on fair value hedging relationships remained relatively stable and were the result of normal market activity.

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

Investments

We utilize interest rate swaps to economically hedge a portion of our trading securities against changes in fair value. Gains and losses on these economic derivatives are due primarily to changes in interest rates. The following table summarizes gains on these economic derivatives as well as losses on the related trading securities (dollars in millions):

	For the Three Months Ended
	March 31,
	2013	2012
Gains on interest rate swaps	$17.1	$13.3
Interest settlements	(5.4)	(3.4)
Net gains on investment derivatives	11.7	9.9
Net losses on related trading securities	(6.9)	(6.4)
Net gains on investment hedge relationships	$4.8	$3.5

Balance Sheet

We utilize interest rate caps to economically hedge our mortgage assets against increases in interest rates. Gains and losses on these economic derivatives are due to changes in interest rates and volatility. For the three months ended March 31, 2013, we recorded gains on our interest rate caps of $1.0 million compared to losses of $0.7 million during the same period in 2012.

Consolidated Obligations

We utilize interest rate swaps primarily to economically hedge our consolidated obligations for which we elected the fair value option against changes in fair value. Gains and losses on these economic derivatives are due primarily to changes in interest rates. In addition, derivatives used to hedge consolidated obligations in a fair value hedge relationship that fail retrospective hedge effectiveness testing are considered to be ineffective and are required to be accounted for as economic derivatives. The following table summarizes gains and losses on these economic derivatives as well as gains on the related consolidated obligations elected under the fair value option (dollars in millions):

	For the Three Months Ended
	March 31,
	2013	2012
(Losses) gains on interest rate swaps	$(0.9)	$9.1
Losses on interest rate swaps in ineffective fair value hedge relationships	(3.3)	(0.2)
Interest settlements	3.1	(0.6)
Net (losses) gains on consolidated obligation derivatives	(1.1)	8.3
Net gains on related consolidated obligations elected under the fair value option	0.6	1.8
Net (losses) gains on consolidated obligation hedge relationships	$(0.5)	$10.1

Statements of Condition

MARCH 31, 2013 AND DECEMBER 31, 2012

Financial Highlights

Our total assets increased slightly to $47.9 billion at March 31, 2013 from $47.4 billion at December 31, 2012. Our total liabilities increased slightly to $45.1 billion at March 31, 2013 from $44.6 billion at December 31, 2012. Total capital was $2.8 billion at March 31, 2013 and December 31, 2012. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	March 31, 2013	December 31, 2012
Commercial banks	$8,197	$8,983
Thrifts	702	1,011
Credit unions	592	663
Insurance companies	14,641	15,243
Total member advances	24,132	25,900
Housing associates	5	23
Non-member borrowers	161	132
Total par value	$24,298	$26,055

Our advances decreased seven percent at March 31, 2013 when compared to December 31, 2012. The decline was primarily due to reduced member demand, scheduled maturities, and prepayments. Advance demand remained weak throughout the three months ended March 31, 2013 as a result of high deposit levels and low loan demand at depository member institutions.

The following table summarizes our advances by product type (dollars in millions):

	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Variable rate	$9,269	38.1	$8,800	33.8
Fixed rate	14,604	60.1	16,820	64.5
Amortizing	425	1.8	435	1.7
Total par value	24,298	100.0	26,055	100.0
Discounts	(9)		(3)
Fair value hedging adjustments	513		562
Total advances	$24,802		$26,614

Fair value hedging adjustments decreased $49.8 million at March 31, 2013 when compared to December 31, 2012. The decrease was primarily due to a decline in cumulative fair value gains on advances in existing hedge relationships resulting from changes in interest rates.

At March 31, 2013 and December 31, 2012, advances outstanding to our five largest member borrowers totaled $9.4 billion and $10.3 billion, representing 38 percent and 39 percent of our total advances outstanding. The Federal Home Loan Bank Act of 1932 (FHLBank Act) requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there are no probable credit losses on our advances as of March 31, 2013 and December 31, 2012. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	March 31, 2013	December 31, 2012
Fixed rate conventional loans	$6,186	$6,373
Fixed rate government-insured loans	520	513
Total unpaid principal balance	6,706	6,886
Premiums	84	86
Discounts	(19)	(21)
Basis adjustments from mortgage loan commitments	15	17
Total mortgage loans held for portfolio	6,786	6,968
Allowance for credit losses	(15)	(16)
Total mortgage loans held for portfolio, net	$6,771	$6,952

Our mortgage loans declined slightly at March 31, 2013 when compared to December 31, 2012. The decrease was primarily due to principal paydowns exceeding mortgage loan purchases. Throughout the three months ended March 31, 2013, mortgage prepayments declined as interest rates slowly increased. Our MPF purchase activity remained relatively stable during the first quarter of 2013.

During the three months ended March 31, 2013, we recorded no provision for credit losses on our mortgage loans. We believe the current allowance for credit losses of $15.3 million remained adequate to absorb estimated losses in our conventional mortgage loan portfolio at March 31, 2013. For additional discussion on our mortgage loan credit risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Short-term investments
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	5,445	34.3	3,425	25.5
Federal funds sold	1,410	8.9	960	7.1
Total short-term investments	6,856	43.2	4,386	32.6
Long-term investments
Interest-bearing deposits	2	—	2	—
Mortgage-backed securities
GSE - residential	6,816	42.9	6,798	50.6
Other U.S. obligations - residential	7	—	8	0.1
Other U.S. obligations - commercial	3	—	3	—
Private-label - residential	38	0.2	41	0.3
Total mortgage-backed securities	6,864	43.1	6,850	51.0
Non-mortgage-backed securities
GSE obligations	924	5.8	929	6.9
Other U.S. obligations	463	2.9	473	3.6
State or local housing agency obligations	90	0.6	96	0.7
Other	696	4.4	697	5.2
Total non-mortgage-backed securities	2,173	13.7	2,195	16.4
Total long-term investments	9,039	56.8	9,047	67.4
Total investments	$15,895	100.0	$13,433	100.0

Our investments increased 18 percent at March 31, 2013 when compared to December 31, 2012. The increase was primarily due to the purchase of money market investments to manage our liquidity. In addition, we purchased certain GSE MBS during the quarter that met our investment targets. At March 31, 2013, we had MBS investment purchases with a total par value of $319.6 million that had traded but not yet settled. These investments have been recorded as "available-for-sale securities" in our Statements of Condition with a corresponding payable recorded in "other liabilities".

We evaluate AFS and HTM securities in an unrealized loss position for other-than-temporary impairment (OTTI) on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, we perform analyses to determine if any of these securities are other-than-temporarily impaired. At March 31, 2013, we did not consider any of our securities in an unrealized loss position to be other-than-temporarily impaired. Refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At March 31, 2013 and December 31, 2012, the carrying value of consolidated obligations for which we are primarily liable totaled $43.5 billion and $43.0 billion.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	March 31, 2013	December 31, 2012
Total par value	$37,994	$34,155
Premiums	24	25
Discounts	(20)	(19)
Fair value hedging adjustments	147	182
Fair value option adjustments	1	2
Total bonds	$38,146	$34,345

Our bonds increased 11 percent at March 31, 2013 when compared to December 31, 2012. The increase was primarily due to our utilization of step-up and term fixed rate bonds throughout the first quarter of 2013 to either capture attractive funding or lengthen the maturity of our liabilities.

Fair value hedging adjustments decreased $35.2 million at March 31, 2013 when compared to December 31, 2012. The decrease was primarily due to a decline in cumulative fair value losses on bonds in existing hedge relationships resulting from changes in interest rates. In addition, fair value hedging adjustments from terminated hedges decreased due mainly to the normal amortization of existing basis adjustments.

Fair Value Option Bonds

The Bank elected the fair value option for certain bonds that did not qualify for hedge accounting, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. At March 31, 2013 and December 31, 2012, approximately $1.2 billion and $1.9 billion of our bonds were recorded under the fair value option. During the three months ended March 31, 2013 and 2012, we recorded fair value adjustment gains on these bonds of $0.6 million. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for the impact of the related economic derivatives.

For additional information on our bonds, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	March 31, 2013	December 31, 2012
Par value	$5,327	$8,677
Discounts	(1)	(2)
Total	$5,326	$8,675

Our discount notes decreased 39 percent at March 31, 2013 when compared to December 31, 2012. The decrease was primarily due to our utilization of step-up and term fixed rate bonds in place of discount notes to manage our funding needs throughout the first quarter of 2013.

For additional information on our discount notes, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Derivatives

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition. The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk. The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	March 31, 2013	December 31, 2012
Interest rate swaps
Noncallable	$31,123	$23,765
Callable by counterparty	4,650	4,218
Callable by the Bank	35	35
Total interest rate swaps	35,808	28,018
Interest rate caps	3,450	3,450
Forward settlement agreements (TBAs)	104	93
Mortgage delivery commitments	105	96
Total notional amount	$39,467	$31,657

The notional amount of our derivative contracts increased 25 percent at March 31, 2013 when compared to December 31, 2012. The increase was primarily due to a shift in our funding strategy out of short-term discount notes, which are generally not swapped, and into LIBOR structured debt, including step-up and term fixed rate bonds, which are generally swapped.

Liquidity and Capital Resources

Our liquidity and capital positions are actively managed in an effort to preserve stable, reliable, and cost-effective sources of funds to meet current and projected future operating financial commitments, as well as regulatory, liquidity, and capital requirements.

LIQUIDITY

Sources of Liquidity

We utilize several sources of liquidity to carry out our business activities. These include, but are not limited to, proceeds from the issuance of consolidated obligations, payments collected on advances and mortgage loans, proceeds from the maturity or sale of investment securities, member deposits, proceeds from the issuance of capital stock, and current period earnings.

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At March 31, 2013 and December 31, 2012, the total par value of outstanding consolidated obligations for which we are primarily liable was $43.3 billion and $42.8 billion. At March 31, 2013 and December 31, 2012, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $622.7 billion and $645.1 billion.

During the three months ended March 31, 2013, proceeds from the issuance of bonds and discount notes were $11.6 billion and $20.6 billion compared to $8.0 billion and $56.2 billion for the same period in 2012. During the first quarter of 2013, we had the ability to lock-in attractive funding costs on step-up bonds. As a result, we increased our utilization of these bond structures, as well as term fixed rate bonds, to fund certain short-term assets in place of discount notes.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of March 31, 2013, our consolidated obligations were rated AA+/A-1+ by Standard and Poor's and Aaa/P-1 by Moody's. For further discussion of how credit rating changes may impact us in the future, refer to “Item 1A. Risk Factors” in our 2012 Form 10-K.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress when consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of April 30, 2013, no purchases had been made by the U.S. Treasury under this authorization.

Uses of Liquidity

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the three months ended March 31, 2013, payments on consolidated obligations totaled $31.6 billion compared to $64.8 billion for the same period in 2012. A portion of these payments were due to the call and extinguishment of certain higher-costing par value bonds in an effort to better match our projected asset cash flows and reduce our future interest costs. During the three months ended March 31, 2013 and 2012, we called bonds with a total par value of $0.8 billion and $4.7 billion and extinguished bonds with a total par value of $92.1 million and $150.5 million.

During the three months ended March 31, 2013, advance disbursements totaled $11.0 billion compared to $11.9 billion for the same period in 2012. The decline between periods was due to continued weak advance demand as a result of high deposit levels and low loan demand at depository member institutions.

During the three months ended March 31, 2013, investment purchases (excluding overnight investments) totaled $21.6 billion compared to $11.9 billion for the same period in 2012. The increase was primarily due to the purchase of secured resale agreements during the first quarter of 2013 in an effort to manage our liquidity while reducing counterparty credit risk.

We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

Liquidity Requirements

Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At March 31, 2013 and December 31, 2012 and throughout the three months ended March 31, 2013, we were in compliance with all three of the Finance Agency liquidity requirements.

In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At March 31, 2013 and December 31, 2012 and throughout the three months ended March 31, 2013, we were in compliance with this liquidity guidance.

CAPITAL

Capital Requirements

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock (which includes mandatorily redeemable stock) and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total capital divided by total assets. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. For purposes of compliance with the regulatory minimum capital-to-asset and leverage ratios, capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings. At March 31, 2013 and December 31, 2012, we were in compliance with all three of the Finance Agency's regulatory capital requirements. Refer to "Item 1. Financial Statements — Note 12 — Capital" for additional information.

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
Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At March 31, 2013, we had excess capital stock of $5.5 million. At December 31, 2012, we had no excess capital stock outstanding.

The following table summarizes our regulatory capital (dollars in millions):

	March 31, 2013	December 31, 2012
Commercial banks	$857	$891
Thrifts	76	97
Credit unions	105	109
Insurance companies	932	966
Total GAAP capital stock	1,970	2,063
Mandatorily redeemable capital stock	11	9
Total regulatory capital stock[1]	1,981	2,072
Retained earnings	636	622
Total regulatory capital	$2,617	$2,694

1
Approximately 70 and 71 percent of our total regulatory capital stock outstanding at March 31, 2013 and December 31, 2012 was activity-based capital stock that fluctuates with the outstanding balances of advances made to members and mortgage loans purchased from members.

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we, as determined by our Board of Directors, will establish an action plan to enable us to return to our targeted level of retained earnings within twelve months. At March 31, 2013, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.

The Joint Capital Enhancement Agreement (JCE Agreement), as amended, is intended to enhance our capital position. The JCE Agreement requires us to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At March 31, 2013 and December 31, 2012, our restricted retained earnings balance totaled $34.3 million and $28.8 million. For more information on the JCE Agreement, refer to our 2012 Form 10-K.

Dividends
Prior to 2012, we paid the same dividend for both membership and activity-based capital stock. Beginning with the dividend for the first quarter of 2012, declared and paid in the second quarter of 2012, we differentiated dividend payments between membership and activity-based capital stock. Our Board of Directors believes any excess returns on capital stock above an appropriate benchmark rate that are not retained for capital growth should be returned to members that utilize our product and service offerings. Our current philosophy is to pay a membership capital stock dividend similar to a benchmark rate of interest, such as average-three month LIBOR, and an activity-based capital stock dividend, when possible, at least 50 basis points in excess of the membership capital stock dividend. Our actual dividend payout is determined quarterly by our Board of Directors, based on policies, regulatory requirements, financial projections, and actual performance.

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended
	March 31,
	2013	2012
Aggregate cash dividends paid	$13.1	$15.9
Effective combined annualized dividend rate paid on capital stock	2.60%	3.00%
Annualized dividend rate paid on membership capital stock	0.50%	3.00%
Annualized dividend rate paid on activity-based capital stock	3.50%	3.00%
Average three-month LIBOR	0.29%	0.51%

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, refer to our 2012 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2013.

Legislative and Regulatory Developments

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies

The Financial Stability Oversight Council (the Oversight Council) issued a final rule and guidance effective May 11, 2012 on the standards and procedures the Oversight Council employs in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board and to be subject to certain prudential standards. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a three-stage process in making its determinations consisting of:

•
a first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding;

•
a second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	a third stage analyzing the subject nonbank financial company using information collected directly from it.
The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for us, the Finance Agency). A nonbank financial company that the Oversight Council proposes to designate for additional supervision (e.g., periodic stress testing) and prudential standards (such as heightened liquidity or capital requirements) under this rule has the opportunity to contest the designation. If we are designated by the Oversight Council for supervision by the Federal Reserve and subject to additional Federal Reserve prudential standards, our operations and business could be adversely impacted by any resulting additional costs, liquidity, or capital requirements, and/or restrictions on business activities.
On April 5, 2013, the Federal Reserve System published a final rule that establishes the requirements for determining when a company is “predominately engaged in financial activities." The final rule provides that a company is “predominantly engaged in financial activities” and thus a nonbank financial company if:

•
as determined in accordance with applicable accounting standards, (i) the consolidated annual gross financial revenues of the company in either of its two most recently completed fiscal years represent 85 percent or more of the company's consolidated annual gross revenues in that fiscal year, or (ii) the company's consolidated total financial assets as of the end of either of its two most recently completed fiscal years represent 85 percent or more of the company's consolidated total assets as of the end that fiscal year; or

•
based on all the facts and circumstances, it is determined by the Oversight Council, with respect to the definition of a “nonbank financial company,” or the Federal Reserve Board, with respect to the definition of a “significant nonbank financial company,” that (i) the consolidated annual gross financial revenues of the company represent 85 percent or more of the company's consolidated annual gross revenues or (ii) the consolidated total financial assets of the company represent 85 percent or more of the company's consolidated total assets.

Under the final rule, we would likely be a nonbank financial company.

The final rule also defines the terms "significant nonbank financial company" to mean (i) any nonbank financial company supervised by the Board and (ii) any other nonbank financial company that had $50 billion or more in total consolidated assets as of the end of its most recently completed fiscal year, and "significant bank holding company" as ''any bank holding company or company that is, or is treated in the U.S. as, a bank holding company, that had $50 billion or more in total consolidated assets as of the end of the most recently completed calendar year.''
If we are designated for supervision by the Federal Reserve (and therefore deemed a significant nonbank financial company), we would be subject to increased supervision and oversight as described above.

Oversight Council Recommendations Regarding Money Market Mutual Fund (MMF) Reform

The Oversight Council requested comments on certain proposed recommendations for structural reforms of MMFs. The comment deadline was February 15, 2013. The Oversight Council stated that such reforms are intended to address the structural vulnerabilities of MMFs. The demand for FHLBank System consolidated obligations may be impacted by the structural reform ultimately adopted. Accordingly, these reforms could cause our funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact our results of operations.
Consumer Financial Protection Bureau (CFPB) Final Qualified Mortgage Rule

In January 2013, the CFPB issued a final rule with an effective date of January 10, 2014, that establishes new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay certain types of loans, including mortgages and other loans secured by a dwelling.
The final rule provides for a rebuttable "safe harbor" from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender's mortgage, provided that the mortgage meets the requirements of a Qualified Mortgage Loan (QM). QMs are home loans that are either eligible for purchase by Fannie Mae or Freddie Mac or otherwise satisfy certain underwriting standards. On May 6, 2013, the Finance Agency announced that Fannie Mae and Freddie Mac will no longer purchase a loan that is not a QM under those underwriting standards starting January 10, 2014. The underwriting standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly payment for mortgage, monthly payment for other loan obligations and the borrower's total debt-to-income ratio. Further, the QM underwriting standards generally prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years.

On the same date as it issued the final QM standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or under-served areas to treat first lien balloon mortgage loans that they offer as QMs. Many of our members offer balloon mortgages. If such mortgages are not treated as QMs under final CFPB regulation, this is likely going to reduce mortgage lending by our members. Comments were due by February 25, 2013.

The QM liability safe harbor could provide incentives to lenders, including our members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This approach could reduce the overall level of members' mortgage loan lending and, in turn, reduce demand for our advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected.

Basel Committee on Banking Supervision - Liquidity Framework

On January 6, 2013, the Basel Committee on Banking Supervision (the Basel Committee) announced amendments to the Basel liquidity standards, including the Liquidity Coverage Ratio (LCR). The amendments include the following: (i) revisions to the definition of high-quality liquid assets (HQLA) and net cash outflows, (ii) a timetable for phase-in of the standard, (iii) a reaffirmation of the usability of the stock of liquid assets in periods of stress, including during the transition period, and (iv) an agreement for the Basel Committee to conduct further work on the interaction between the LCR and the provision of central bank facilities. Under the amendments, the LCR buffer would be set at 60 percent of outflows over a 30-day period when the rule becomes effective in 2015, and then increase steadily until reaching 100 percent four years later. The definition of HQLA has been amended to expand the eligible assets, including residential mortgage assets. In late February 2013, it was reported that the U.S. banking regulators expect to customize the Basel III liquidity rules and expect to issue their final rules later in 2013.

Risk Management

We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, and business risk. Our primary objective is to manage our assets and liabilities in ways that protect the par redemption value of our capital stock from risks, including fluctuations in market interest rates and spreads. In line with this objective, our ERMP establishes risk measures to monitor our market and liquidity risk. The following is a list of the risk measures in place at March 31, 2013 and whether or not they are monitored by a policy limit:

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

MARKET RISK

We define market risk as the risk that Market Value of Capital Stock (MVCS) or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during the three months ended March 31, 2013 and 2012. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets and liabilities, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements. Our key market risk measures are MVCS Sensitivity and Economic Value of Capital Stock (EVCS).

Market Value of Capital Stock Sensitivity

We define MVCS as an estimate of the market value of assets minus the market value of liabilities divided by the total shares of capital stock outstanding. It represents an estimation of the “liquidation value” of one share of our capital stock if all assets and liabilities were liquidated at current market prices. MVCS does not represent our long-term value, as it takes into account short-term market price fluctuations. These fluctuations are often unrelated to the long-term value of the cash flows from our assets and liabilities.

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

During the first quarter of 2008, due to the low interest rate environment, our Board of Directors suspended indefinitely the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario. In October 2012, our Board of Directors amended the suspension by approving a rule for compliance to the down 200 basis point scenario that reinstates/suspends the associated policy limit when the 10-year swap rate increases above/drops below 2.50 percent. At March 31, 2013, the 10-year swap rate was 2.01 percent and therefore the suspension remained in effect.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at March 31, 2013 and December 31, 2012:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March	$111.6	$115.5	$118.5	$119.7	$120.0	$118.7	$113.0
December	$108.0	$111.7	$114.9	$116.6	$117.6	$116.6	$110.3

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March	(6.7)%	(3.5)%	(1.0)%	—%	0.3%	(0.8)%	(5.6)%
December	(7.4)%	(4.3)%	(1.5)%	—%	0.8%	—%	(5.4)%

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at March 31, 2013 and December 31, 2012:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March	$117.1	$119.2	$119.7	$119.7	$119.6	$118.2	$112.3
December	$112.0	$114.8	$116.0	$116.6	$117.3	$116.6	$112.1

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March	(2.2)%	(0.4)%	0.1%	—%	—%	(1.3)%	(6.2)%
December	(4.0)%	(1.5)%	(0.5)%	—%	0.5%	—%	(3.9)%

The increase in base case MVCS at March 31, 2013 when compared to December 31, 2012 was primarily attributable to the following factors:

•
Adjusted net income earned, net of dividend. During the first quarter of 2013, our adjusted net income earned, net of dividend, increased our market value of equity, thereby increasing MVCS. For additional information on our adjusted net income measure, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings."

•
Decreased option-adjusted spread on our mortgage assets. During the three months ended March 31, 2013, the spread between mortgage interest rates and LIBOR, adjusted for the mortgage prepayment option, decreased when compared to December 31, 2012. This had a positive impact on MVCS as it increased the value of mortgage-related assets.

•
Decreased shares of activity-based capital stock. During the first quarter of 2013, our advance and mortgage loan activity with members declined, and therefore our activity-based capital stock requirements decreased. As we repurchased this activity-based capital stock back at par, which is below our current MVCS level, our MVCS was positively impacted.

The increase in our MVCS at March 31, 2013 when compared to December 31, 2012 was partially offset by decreased funding costs relative to the LIBOR swap curve. This had a negative impact on MVCS as it increased the present value of our liabilities that fund mortgage assets.

Economic Value of Capital Stock

We define EVCS as the net present value of expected future cash flows of our assets and liabilities, discounted at our cost of funds, divided by the total shares of capital stock outstanding. This method reduces the impact of day-to-day price changes which cannot be attributed to any of the standard market factors, such as movements in interest rates or volatilities. Thus, EVCS provides an estimated measure of the long-term value of one share of our capital stock.

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at March 31, 2013 and December 31, 2012:

Economic Value of Capital Stock (dollars per share)
March	$131.8
December	$126.0

The increase in our EVCS at March 31, 2013 when compared to December 31, 2012 was primarily attributable to the following factors:

•
Decreased funding costs relative to the LIBOR swap curve. Our funding costs relative to the LIBOR swap curve decreased at March 31, 2013 when compared to December 31, 2012. This had a positive impact on EVCS mainly through its impact on the value of mortgage-related assets and their associated funding.

•
Decreased shares of activity-based capital stock. During the first quarter of 2013, our advance and mortgage loan activity with members declined, and therefore our activity-based capital stock requirements decreased. As we repurchased this activity-based capital stock back at par, which is substantially below our current EVCS level, our EVCS was positively impacted.

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

At March 31, 2013 and December 31, 2012, borrowers pledged $129.9 billion and $123.0 billion of collateral (net of applicable discounts) to support activity with us, including advances. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on our credit products as of March 31, 2013 and December 31, 2012. Accordingly, we have not recorded any allowance for credit losses on our credit products.

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

The following table presents the unpaid principal balance of our MPF portfolio by product type (dollars in millions):

Product Type	March 31, 2013	December 31, 2012
Original MPF	$806	$810
MPF 100	44	48
MPF 125	3,513	3,534
MPF Plus	1,822	1,981
MPF Government	521	513
Total unpaid principal balance	$6,706	$6,886

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

Conventional Mortgage Loans. For our conventional mortgage loans, we have several layers of legal loss protection that are defined in agreements among us and our PFIs. These loss layers may vary depending on the MPF product alternatives selected and consist of (i) homeowner equity, (ii) primary mortgage insurance (PMI), (iii) a first loss account, and (iv) a credit enhancement obligation of the PFI. For a detailed discussion of these loss layers, refer to “Item 1. Financial Statements — Note 9 — Allowance for Credit Losses.”

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage portfolio. We do not factor expected proceeds from PMI into our allowance for credit losses. During the three months ended March 31, 2013, we recorded no provision for credit losses. We believe the current allowance remained adequate to absorb estimated losses in our conventional mortgage loan portfolio at March 31, 2013. Refer to “Item 1. Financial Statements — Note 9 — Allowance for Credit Losses” for additional information on our allowance for credit losses.

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans (dollars in millions):

	For the Three Months Ended
	March 31,
	2013	2012
Balance, beginning of period	$16	$19
Charge-offs	(1)	(1)
Balance, end of period	$15	$18

Non-Accrual Loans and Delinquencies. We place a conventional mortgage loan on non-accrual status if it is determined that either the collection of interest or principal is doubtful or interest or principal is 90 days or more past due. We do not place a government-insured mortgage loan on non-accrual status due to the U.S. Government guarantee of the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. Refer to “Item 1. Financial Statements — Note 9 — Allowance for Credit Losses” for a summary of our non-accrual loans and mortgage loan delinquencies.

MORTGAGE-BACKED SECURITIES

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or that carry the highest investment grade rating by an NRSRO at the time of purchase. We are exposed to credit risk to the extent these MBS fail to perform adequately. We perform ongoing analysis on these investments to determine potential credit issues. At both March 31, 2013 and December 31, 2012, we owned $6.9 billion of MBS, of which approximately 99.4 percent were guaranteed by the U.S. Government or issued by GSEs and 0.6 percent were private-label MBS.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS (dollars in millions):

March 31, 2013
Credit rating:
A	$27
BBB	11
Total unpaid principal balance	$38

Amortized cost	$38
Gross unrealized gains	1
Gross unrealized losses	(1)
Fair value	$38

Weighted average percentage of fair value to unpaid principal balance	99%
Original weighted average FICO® score	725
Original weighted average credit support[1]	4%
Weighted average credit support[2]	11%
Weighted average collateral delinquency rate[3]	6%

1	Based on the credit support at the time of issuance and is calculated using the unpaid principal balance of the individual securities and their respective original credit support.

2	Based on the credit support as of March 31, 2013 and is calculated using the unpaid principal balance of the individual securities and their respective credit support as of March 31, 2013.

3	Represents the percentage of underlying loans that are 60 days or more past due.

The following table shows the state concentrations of our private-label MBS. State concentrations are calculated based on unpaid principal balances.

March 31, 2013
California	10.1%
Florida	9.0
Georgia	8.9
New York	6.4
Michigan	5.3
All other	60.3
Total	100.0%

At March 31, 2013, we did not consider any of our private-label MBS to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment.”

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We were in compliance with the above regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of March 31, 2013.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from one to 15 percent based on the counterparty's credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of two to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of March 31, 2013, we were in compliance with the regulatory limits established for unsecured credit.

Our short-term portfolio may include, but is not limited to, interest-bearing deposits, Federal funds sold, commercial paper, and securities purchased under agreements to resell. Our long-term portfolio may include, but is not limited to, other U.S. obligations, GSE obligations, state or local housing agency obligations, and MBS. We face credit risk from unsecured exposures primarily within our short-term portfolio. We do not consider investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the Federal Deposit Insurance Corporation (FDIC) to be unsecured.

We currently limit our unsecured credit exposure to the following overnight investment types:

•	Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions.

•	Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.

At March 31, 2013, our unsecured investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at March 31, 2013 (excluding accrued interest receivable) (dollars in millions):

Credit Rating[1]
Domicile of Counterparty	A
Domestic	$125
U.S. subsidiaries of foreign commercial banks	570
Subtotal	695
U.S. branches and agency offices of foreign commercial banks
Canada	715
Total unsecured investment exposure	$1,410

1	Represents the lowest credit rating available for each investment based on an NRSRO.

The following tables summarizes the carrying value of our investments by credit rating (dollars in millions):

	March 31, 2013
	Credit Rating[1]
	AAA	AA	A	BBB	Unrated	Total
Interest-bearing deposits[2]	$—	$3	$—	$—	$—	$3
Securities purchased under agreements to resell	—	—	4,500	—	945	5,445
Federal funds sold	—	—	1,410	—	—	1,410
Investment securities:
Non-mortgage-backed securities
GSE obligations	—	924	—	—	—	924
Other U.S. obligations	—	463	—	—	—	463
State or local housing agency obligations	8	82	—	—	—	90
Other[3]	373	321	—	—	2	696
Total non-mortgage-backed securities	381	1,790	—	—	2	2,173
Mortgage-backed securities
GSE - residential	—	6,816	—	—	—	6,816
Other U.S. obligations - residential	—	7	—	—	—	7
Other U.S. obligations - commercial	—	3	—	—	—	3
Private-label - residential	—	—	27	11	—	38
Total mortgage-backed securities	—	6,826	27	11	—	6,864
Total investments[4]	$381	$8,619	$5,937	$11	$947	$15,895

	December 31, 2012
	Credit Rating[1]
	AAA	AA	A	BBB	Unrated	Total
Interest-bearing deposits[2]	$—	$3	$—	$—	$—	$3
Securities purchased under agreements to resell	—	—	2,500	—	925	3,425
Federal funds sold	—	—	960	—	—	960
Investment securities:
Non-mortgage-backed securities
Other U.S. obligations	—	473	—	—	—	473
GSE obligations	—	929	—	—	—	929
State or local housing agency obligations	8	88	—	—	—	96
Other[3]	374	321	—	—	2	697
Total non-mortgage-backed securities	382	1,811	—	—	2	2,195
Mortgage-backed securities
GSE - residential	—	6,798	—	—	—	6,798
Other U.S. obligations - residential	—	8	—	—	—	8
Other U.S. obligations - commercial	—	3	—	—	—	3
Private-label - residential	13	1	16	11	—	41
Total mortgage-backed securities	13	6,810	16	11	—	6,850
Total investments[4]	$395	$8,624	$3,476	$11	$927	$13,433

1	Represents the lowest credit rating available for each investment based on an NRSRO.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Other "unrated" investments represents an equity investment in a Small Business Investment Company.

4	At March 31, 2013 and December 31, 2012, nine and seven percent of our total investments were unsecured.

Our total investments increased at March 31, 2013 when compared to December 31, 2012 due primarily to the purchase of short-term money market investments to manage our liquidity. In addition, we purchased certain GSE MBS during the quarter as a result of favorable market conditions.

Derivatives

Most of our hedging strategies use over-the-counter derivative instruments that expose us to counterparty credit risk because the transactions are executed and settled between two parties. When an over-the-counter derivative has a market value above zero, the counterparty owes us that value. Credit risk arises from the possibility the counterparty will not be able to fulfill its commitment to pay the amount owed to us.

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

The following tables show our derivative counterparty credit exposure (dollars in millions):

	March 31, 2013
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure
AA	$4,450	$3	$(2)	$1
A	3,136	7	(3)	4
Liability positions with credit exposure
A2	5,502	(144)	144	—
BBB	2,730	(75)	76	1
Total derivative positions with credit exposure	15,818	(209)	215	6
Member institutions[2,3]	75	—	—	—
Total	15,893	$(209)	$215	$6
Derivative positions without credit exposure	23,574
Total notional	$39,467

	December 31, 2012
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure
AA2	$150	$—	$—	$—
A	2,672	3	—	3
Liability positions with credit exposure
A	2,558	(89)	90	1
Total derivative positions with credit exposure	5,380	(86)	90	4
Member institutions[2,3]	54	—	—	—
Total	5,434	$(86)	$90	$4
Derivative positions without credit exposure	26,223
Total notional	$31,657

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Net credit exposure to counterparties is less than $1.0 million.

3	Represents mortgage delivery commitments with our member institutions.

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

BUSINESS RISK

We define business risk as the risk of an adverse impact on our financial condition or profitability resulting from external factors that may occur in both the short- and long-term. Business risk includes political, strategic, reputation, regulatory, and/or environmental factors, many of which are beyond our control. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our cost of doing business or other aspects of our business. We control business risk through strategic and annual business planning and monitoring of our external environment. For additional information on some of the more important risks we face, refer to "Item 1A. Risk Factors" in our 2012 Form 10-K.

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

Management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of the president and CEO and CFO as of the end of the quarterly period covered by this report. Based on that evaluation, the president and CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this report.

Internal Control Over Financial Reporting

For the first quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently aware of any pending or threatened legal proceedings against us, other than ordinary routine litigation incidental to our business, that could have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2012 Form 10-K. There have been no material changes to our risk factors during the three months ended March 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 8, 2013, Ardis E. Kelley was designated as the Bank's principal accounting officer for SEC reporting purposes. Ms. Kelley, age 45, serves as the Bank's senior vice president and chief accounting officer, a position she has held since joining the Bank in June 2012. In this role, Ms. Kelley's management responsibilities include financial reporting, accounting policy, specialized accounting, accounting systems, and accounting operations. Prior to joining the Bank, Ms. Kelley served as assistant vice president of Technical Accounting at CNA Insurance from 2011 to 2012. From 2005 to 2011, she served as the senior manager of Transaction Support and Accounting Policy at Accenture. Ms. Kelley is a licensed certified public accountant.

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
101
The following financial information from the Bank's First Quarter 2013 Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condition at March 31, 2013 and December 31, 2012, (ii) Statements of Income for the Three Months Ended March 31, 2013 and 2012, (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012, (iv) Statements of Capital for the Three Months Ended March 31, 2013 and 2012, (v) Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and (vi) Condensed Notes to the Unaudited Financial Statements[4]

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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	May 10, 2013

By:	/s/ Richard S. Swanson
Richard S. Swanson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ardis E. Kelley
Ardis E. Kelley Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)