Form 10-Q
period 2013-06-30
Federal Home Loan Bank of Des Moines
filed 2013-08-09
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2013
Class B Stock, par value $100	21,146,465

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in thousands, except capital stock par value)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$250,371	$252,113
Interest-bearing deposits	3,527	3,238
Securities purchased under agreements to resell	2,170,000	3,425,000
Federal funds sold	1,320,000	960,000
Investment securities
Trading securities (Note 3)	1,057,116	1,145,430
Available-for-sale securities (Note 4)	5,604,573	4,859,806
Held-to-maturity securities (fair value of $2,353,323 and $3,198,129) (Note 5)	2,256,540	3,039,721
Total investment securities	8,918,229	9,044,957
Advances (Note 7)	26,512,979	26,613,915
Mortgage loans held for portfolio, net
Mortgage loans held for portfolio (Note 8)	6,725,631	6,967,603
Allowance for credit losses on mortgage loans (Note 9)	(14,656)	(15,793)
Total mortgage loans held for portfolio, net	6,710,975	6,951,810
Accrued interest receivable	64,299	66,410
Premises, software, and equipment, net	17,480	13,534
Derivative assets (Note 10)	13,593	3,813
Other assets	40,808	32,486
TOTAL ASSETS	$46,022,261	$47,367,276
LIABILITIES
Deposits
Interest-bearing	$663,011	$872,852
Non-interest-bearing	140,534	211,892
Total deposits	803,545	1,084,744
Consolidated obligations (Note 11)
Discount notes	5,218,759	8,674,370
Bonds (includes $100,122 and $1,866,985 at fair value under the fair value option)	36,817,063	34,345,183
Total consolidated obligations	42,035,822	43,019,553
Mandatorily redeemable capital stock (Note 12)	14,700	9,561
Accrued interest payable	96,029	106,611
Affordable Housing Program payable	37,367	36,720
Derivative liabilities (Note 10)	97,610	100,700
Other liabilities	143,149	175,086
TOTAL LIABILITIES	43,228,222	44,532,975
Commitments and contingencies (Note 14)
CAPITAL (Note 12)
Capital stock - Class B putable ($100 par value); 20,689 and 20,627 shares issued and outstanding	2,068,946	2,062,714
Retained earnings
Unrestricted	601,500	593,129
Restricted	37,411	28,820
Total retained earnings	638,911	621,949
Accumulated other comprehensive income	86,182	149,638
TOTAL CAPITAL	2,794,039	2,834,301
TOTAL LIABILITIES AND CAPITAL	$46,022,261	$47,367,276

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
INTEREST INCOME
Advances	$45,411	$61,684	$93,850	$127,355
Prepayment fees on advances, net	1,265	1,313	3,086	18,183
Interest-bearing deposits	119	161	268	331
Securities purchased under agreements to resell	873	893	2,542	1,415
Federal funds sold	258	663	698	1,147
Investment securities
Trading securities	8,379	5,605	16,550	12,212
Available-for-sale securities	17,755	18,798	34,876	39,056
Held-to-maturity securities	17,009	30,060	36,795	63,751
Mortgage loans held for portfolio	63,210	72,594	128,903	147,277
Total interest income	154,279	191,771	317,568	410,727
INTEREST EXPENSE
Consolidated obligations
Discount notes	1,376	2,270	3,683	4,205
Bonds	102,112	134,251	209,708	281,323
Deposits	27	128	64	175
Mandatorily redeemable capital stock	84	81	142	127
Total interest expense	103,599	136,730	213,597	285,830
NET INTEREST INCOME	50,680	55,041	103,971	124,897
OTHER (LOSS) INCOME
Net (loss) gain on trading securities	(72,374)	21,541	(79,302)	14,921
Net gain on sale of available-for-sale securities	1,945	—	1,945	—
Net gain on consolidated obligations held at fair value	330	371	973	2,223
Net gain (loss) on derivatives and hedging activities	59,049	(42,579)	69,979	(21,592)
Net loss on extinguishment of debt	(10,619)	—	(25,742)	(22,739)
Other, net	1,276	881	2,637	2,483
Total other loss	(20,393)	(19,786)	(29,510)	(24,704)
OTHER EXPENSE
Compensation and benefits	7,195	8,061	14,415	16,325
Contractual services	1,307	1,331	3,117	2,721
Other operating expenses	3,112	3,892	6,146	6,929
Federal Housing Finance Agency	609	1,075	1,585	2,379
Office of Finance	707	714	1,456	1,435
Total other expense	12,930	15,073	26,719	29,789
INCOME BEFORE ASSESSMENTS	17,357	20,182	47,742	70,404
Affordable Housing Program assessments	1,744	2,026	4,788	7,053
NET INCOME	$15,613	$18,156	$42,954	$63,351

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$15,613	$18,156	$42,954	$63,351
Other comprehensive (loss) income
Net unrealized (loss) gain on available-for-sale securities
Unrealized (loss) gain	(58,986)	17,996	(61,958)	14,803
Reclassification of realized net gain included in net income	(1,945)	—	(1,945)	—
Total net unrealized (loss) gain on available-for-sale securities	(60,931)	17,996	(63,903)	14,803
Pension and postretirement benefits	223	92	447	184
Total other comprehensive (loss) income	(60,708)	18,088	(63,456)	14,987
TOTAL COMPREHENSIVE (LOSS) INCOME	$(45,095)	$36,244	$(20,502)	$78,338

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in thousands)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE DECEMBER 31, 2011	21,089	$2,108,878	$562,442	$6,533	$568,975	$134,561	$2,812,414
Proceeds from issuance of capital stock	5,837	583,753	—	—	—	—	583,753
Repurchase/redemption of capital stock	(6,226)	(622,627)	—	—	—	—	(622,627)
Net shares reclassified to mandatorily redeemable capital stock	(58)	(5,810)	—	—	—	—	(5,810)
Comprehensive income	—	—	50,680	12,671	63,351	14,987	78,338
Cash dividends on capital stock	—	—	(31,393)	—	(31,393)	—	(31,393)
BALANCE JUNE 30, 2012	20,642	$2,064,194	$581,729	$19,204	$600,933	$149,548	$2,814,675

BALANCE DECEMBER 31, 2012	20,627	$2,062,714	$593,129	$28,820	$621,949	$149,638	$2,834,301
Proceeds from issuance of capital stock	7,162	716,243	—	—	—	—	716,243
Repurchase/redemption of capital stock	(6,901)	(690,132)	—	—	—	—	(690,132)
Net shares reclassified to mandatorily redeemable capital stock	(199)	(19,879)	—	—	—	—	(19,879)
Comprehensive income (loss)	—	—	34,363	8,591	42,954	(63,456)	(20,502)
Cash dividends on capital stock	—	—	(25,992)	—	(25,992)	—	(25,992)
BALANCE JUNE 30, 2013	20,689	$2,068,946	$601,500	$37,411	$638,911	$86,182	$2,794,039

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$42,954	$63,351
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,950	323,437
Net loss (gain) on trading securities	79,302	(14,921)
Net gain on sale of available-for-sale securities	(1,945)	—
Net gain on consolidated obligations held at fair value	(973)	(2,223)
Net change in derivatives and hedging activities	(67,098)	(305,206)
Net loss on extinguishment of debt	25,742	22,739
Other adjustments	2,891	5
Net change in:
Accrued interest receivable	2,230	2,909
Other assets	(958)	5,446
Accrued interest payable	(11,472)	(26,242)
Other liabilities	(3,877)	356
Total adjustments	27,792	6,300
Net cash provided by operating activities	70,746	69,651
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	171,566	272,749
Securities purchased under agreements to resell	1,255,000	(1,715,000)
Federal funds sold	(360,000)	1,175,000
Premises, software, and equipment	(5,167)	(758)
Trading securities
Proceeds from maturities of long-term	9,012	1,007,292
Purchases of long-term	(140,579)	(245,415)
Available-for-sale securities
Proceeds from sales and maturities of long-term	583,291	1,320,398
Purchases of long-term	(1,378,592)	(739,936)
Held-to-maturity securities
Net decrease in short-term	—	340,000
Proceeds from maturities of long-term	782,215	904,247
Advances
Principal collected	26,185,065	24,596,408
Originated	(26,293,761)	(24,889,889)
Mortgage loans held for portfolio
Principal collected	974,065	1,131,067
Originated or purchased	(758,239)	(1,263,595)
Proceeds from sales of foreclosed assets	13,529	15,395
Net cash provided by investing activities	1,037,405	1,907,963

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
FINANCING ACTIVITIES
Net change in deposits	(253,123)	613,384
Net payments on derivative contracts with financing elements	(3,975)	(4,713)
Net proceeds from issuance of consolidated obligations
Discount notes	37,292,650	169,882,719
Bonds	23,021,054	13,820,055
Payments for maturing and retiring consolidated obligations
Discount notes	(40,745,643)	(170,736,460)
Bonds	(20,233,494)	(15,463,199)
Bonds transferred to other FHLBanks	(172,741)	—
Proceeds from issuance of capital stock	716,243	583,753
Payments for repurchase/redemption of mandatorily redeemable capital stock	(14,740)	(1,541)
Payments for repurchase/redemption of capital stock	(690,132)	(622,627)
Cash dividends paid	(25,992)	(31,393)
Net cash used in financing activities	(1,109,893)	(1,960,022)
Net (decrease) increase in cash and due from banks	(1,742)	17,592
Cash and due from banks at beginning of the period	252,113	240,156
Cash and due from banks at end of the period	$250,371	$257,748

SUPPLEMENTAL DISCLOSURES
Interest paid	$441,422	$607,178
Affordable Housing Program payments	$4,141	$8,032
Transfers of mortgage loans to real estate owned	$8,409	$12,782

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Background Information

The Federal Home Loan Bank of Des Moines (the Bank) is a federally chartered corporation organized on October 31, 1932, that is exempt from all federal, state, and local taxation (except real property taxes) and is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act). With the passage of the Housing and Economic Recovery Act of 2008 (Housing Act), the Federal Housing Finance Agency (Finance Agency) was established and became the new independent federal regulator of Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, Enterprises), as well as the FHLBanks and FHLBanks' Office of Finance, effective July 30, 2008. The Finance Agency's mission is to ensure that the Enterprises and FHLBanks operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment. The Finance Agency establishes policies and regulations governing the operations of the Enterprises and FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.

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

Financial Instruments with Legal Right of Offset

The Bank has certain financial instruments, including derivative instruments and securities purchased under agreements to resell, that may be presented on a net basis when there is a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). The Bank has elected to offset its derivative asset and liability positions, as well as cash collateral received or pledged, when it has met the netting requirements. The Bank does not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

The net exposure for these financial instruments can change on a daily basis and therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in “Note 10 — Derivatives and Hedging Activities.” Based on the fair value of the related collateral held, the Bank's securities purchased under agreements to resell were fully collateralized for the periods presented. Additional information about the Bank's securities purchased under agreements to resell is disclosed in “Note 1 — Summary of Significant Accounting Policies” of the Bank's 2012 Form 10-K.

Reclassifications

Certain amounts in the Bank's 2012 financial statements have been reclassified to conform to the presentation for the three and six months ended June 30, 2013.

Note 2 — Recently Adopted and Issued Accounting Guidance

ADOPTED ACCOUNTING GUIDANCE

Inclusion of the Overnight Index Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

On July 17, 2013, the Financial Accounting Standards Board (FASB) amended existing guidance to include the Fed Funds Effective Swap Rate, also referred to as the Overnight Index Swap Rate (OIS), as a U.S. benchmark interest rate for hedge accounting purposes. Including OIS as an acceptable U.S. benchmark interest rate, in addition to U.S. Treasuries and London Interbank Offered Rate (LIBOR), will provide a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance. The amendments also remove the restriction on using different benchmark interest rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate, and are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Bank is currently evaluating the effect this guidance may have on its hedging strategies.

Presentation of Comprehensive Income

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

ISSUED ACCOUNTING GUIDANCE

Joint and Several Liability Arrangements

On February 28, 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligations as well as other information about the obligations. This guidance is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity's fiscal year of adoption. This guidance will not affect the Bank's financial condition, results of operations, or cash flows.

Finance Agency Advisory Bulletin on Asset Classification

On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for classifying assets and prescribes the timing of asset charge-offs, excluding investment securities. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 states that it was effective upon issuance. However, the Finance Agency issued additional guidance indicating that the adverse classification requirements should be implemented by January 1, 2014 and the charge-off requirements should be implemented no later than January 1, 2015. The Bank is currently assessing the provisions of AB 2012-02 and has not yet determined the effect that this guidance will have on its financial condition, results of operations, or cash flows.

Note 3 — Trading Securities

Major Security Types

Trading securities were as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
Non-mortgage-backed securities
Other U.S. obligations	$284,450	$309,540
GSE obligations	58,170	64,445
Other[1]	271,495	294,933
Total non-mortgage-backed securities	614,115	668,918
Mortgage-backed securities
GSE - residential	443,001	476,512
Total fair value	$1,057,116	$1,145,430

1	Consists of taxable municipal bonds.

Net (Loss) Gain on Trading Securities

During the three and six months ended June 30, 2013, the Bank recorded net holding losses of $72.4 million and $79.3 million on its trading securities compared to net holding gains of $21.5 million and $14.9 million for the same periods in 2012. The Bank did not sell any trading securities during the three and six months ended June 30, 2013 and 2012.

Note 4 — Available-for-Sale Securities

Major Security Types

Available-for-sale (AFS) securities were as follows (dollars in thousands):

	June 30, 2013
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations	$184,875	$6,994	$(140)	$191,729
GSE obligations	491,383	33,090	(1,556)	522,917
State or local housing agency obligations	25,563	—	(1,527)	24,036
Other[2]	366,963	8,857	(37)	375,783
Total non-mortgage-backed securities	1,068,784	48,941	(3,260)	1,114,465
Mortgage-backed securities
GSE - residential	4,446,911	63,230	(20,033)	4,490,108
Total	$5,515,695	$112,171	$(23,293)	$5,604,573

	December 31, 2012
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations	$151,764	$11,451	$—	$163,215
GSE obligations	509,941	46,637	(747)	555,831
State or local housing agency obligations	8,351	50	—	8,401
Other[2]	391,814	8,596	—	400,410
Total non-mortgage-backed securities	1,061,870	66,734	(747)	1,127,857
Mortgage-backed securities
GSE - residential	3,645,155	88,595	(1,801)	3,731,949
Total	$4,707,025	$155,329	$(2,548)	$4,859,806

1	Amortized cost includes adjustments made to the cost basis of an investment for amortization, accretion, and fair value hedge accounting adjustments.

2	Consists of Private Export Funding Corporation (PEFCO) and taxable municipal bonds.

Unrealized Losses

The following table summarizes AFS securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations	$39,860	$(140)	$—	$—	$39,860	$(140)
GSE obligations	41,202	(423)	59,963	(1,133)	101,165	(1,556)
State or local housing agency obligations	24,036	(1,527)	—	—	24,036	(1,527)
Other	99,468	(37)	—	—	99,468	(37)
Total non-mortgage-backed securities	204,566	(2,127)	59,963	(1,133)	264,529	(3,260)
Mortgage-backed securities
GSE - residential	1,705,339	(19,636)	191,422	(397)	1,896,761	(20,033)
Total	$1,909,905	$(21,763)	$251,385	$(1,530)	$2,161,290	$(23,293)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
GSE obligations	$39,483	$(357)	$22,095	$(390)	$61,578	$(747)
Mortgage-backed securities
GSE - residential	154,914	(1,395)	257,974	(406)	412,888	(1,801)
Total	$194,397	$(1,752)	$280,069	$(796)	$474,466	$(2,548)

Redemption Terms

The following table summarizes the amortized cost and fair value of AFS securities categorized by contractual maturity. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	June 30, 2013		December 31, 2012
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$9,949	$10,191	$—	$—
Due after one year through five years	461,511	491,616	314,601	332,189
Due after five years through ten years	364,792	374,242	542,448	583,674
Due after ten years	232,532	238,416	204,821	211,994
Total non-mortgage-backed securities	1,068,784	1,114,465	1,061,870	1,127,857
Mortgage-backed securities	4,446,911	4,490,108	3,645,155	3,731,949
Total	$5,515,695	$5,604,573	$4,707,025	$4,859,806

Net Gain on Sale of AFS Securities

During the three and six months ended June 30, 2013, the Bank received $12.6 million in proceeds from the sale of an AFS security and recognized a gross gain of $1.9 million. During the three and six months ended June 30, 2012, the Bank did not sell any AFS securities.

Note 5 — Held-to-Maturity Securities

Major Security Types

Held-to-maturity (HTM) securities were as follows (dollars in thousands):

	June 30, 2013
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$307,685	$49,817	$—	$357,502
State or local housing agency obligations	79,343	5,015	—	84,358
Other[2]	1,298	—	—	1,298
Total non-mortgage-backed securities	388,326	54,832	—	443,158
Mortgage-backed securities
Other U.S. obligations - residential	6,442	28	—	6,470
Other U.S. obligations - commercial	2,681	9	—	2,690
GSE - residential	1,824,082	42,998	(327)	1,866,753
Private-label - residential	35,009	161	(918)	34,252
Total mortgage-backed securities	1,868,214	43,196	(1,245)	1,910,165
Total	$2,256,540	$98,028	$(1,245)	$2,353,323

	December 31, 2012
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$308,496	$86,601	$—	$395,097
State or local housing agency obligations	87,659	8,930	—	96,589
Other[2]	1,795	—	—	1,795
Total non-mortgage-backed securities	397,950	95,531	—	493,481
Mortgage-backed securities
Other U.S. obligations - residential	7,756	32	—	7,788
Other U.S. obligations - commercial	2,884	10	—	2,894
GSE - residential	2,590,195	63,902	(226)	2,653,871
Private-label - residential	40,936	480	(1,321)	40,095
Total mortgage-backed securities	2,641,771	64,424	(1,547)	2,704,648
Total	$3,039,721	$159,955	$(1,547)	$3,198,129

1	Amortized cost includes adjustments made to the cost basis of an investment for amortization and accretion.

2	Consists of an investment in a Small Business Investment Company.

Unrealized Losses

The following tables summarize HTM securities with unrealized losses. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
GSE - residential	$89,789	$(33)	$134,677	$(294)	$224,466	$(327)
Private-label - residential	—	—	22,769	(918)	22,769	(918)
Total mortgage-backed securities	$89,789	$(33)	$157,446	$(1,212)	$247,235	$(1,245)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
GSE - residential	$—	$—	$156,945	$(226)	$156,945	$(226)
Private-label - residential	—	—	26,277	(1,321)	26,277	(1,321)
Total mortgage-backed securities	$—	$—	$183,222	$(1,547)	$183,222	$(1,547)

Redemption Terms

The following table summarizes the amortized cost and fair value of HTM securities categorized by contractual maturity. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	June 30, 2013		December 31, 2012
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$1,298	$1,298	$1,795	$1,795
Due after ten years	387,028	441,860	396,155	491,686
Total non-mortgage-backed securities	388,326	443,158	397,950	493,481
Mortgage-backed securities	1,868,214	1,910,165	2,641,771	2,704,648
Total	$2,256,540	$2,353,323	$3,039,721	$3,198,129

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

As of June 30, 2013, the Bank obtained cash flow analyses for all of its private-label MBS from its designated FHLBanks. The cash flow analyses used two third-party models. The first third-party model considered borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSAs refer collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. A CBSA must contain at least one urban area with a population of 10,000 or more people.

The OTTI Governance Committee developed a short-term housing price forecast using whole percentages, with projected changes ranging from declines of five percent to increases of seven percent over the twelve month period beginning April 1, 2013. For the vast majority of markets, the short-term forecast had changes ranging from declines of three percent to increases of five percent. Thereafter, home prices were projected to recover using one of five different recovery paths.

The following table presents projected home price recovery by months following the short-term housing price forecast:

	Recovery Range % (Annualized Rates)
Months	Minimum	Maximum
1 - 6	0.0	3.0
7 - 12	1.0	4.0
13 - 18	2.0	4.0
19 - 30	2.0	5.0
31 - 54	2.0	6.0
Thereafter	2.3	5.6

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

The Bank compared the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At June 30, 2013, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at June 30, 2013.

All Other Investment Securities

On a quarterly basis, the Bank reviews all remaining AFS and HTM securities in an unrealized loss position to determine whether they are other-than temporarily impaired. The following was determined for the Bank's other investment securities in an unrealized loss position at June 30, 2013:

•
Other U.S. obligations and GSE securities. The unrealized losses were due primarily to interest rate volatility. Because the Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases, it did not consider any of these securities to be other-than-temporarily impaired at June 30, 2013. Additionally, the strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations.

•
State housing agency obligations. The unrealized losses were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at June 30, 2013. Additionally, the creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements was sufficient to protect the Bank from losses based on current expectations.

•
Other - PEFCO bond. The unrealized loss was due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the bond. The Bank does not intend to sell this security nor is it more likely than not that it will be required to sell this security before recovery of the amortized cost basis. As such, the Bank did not consider this security to be other-than-temporarily impaired at June 30, 2013. Additionally, the strength of the issuer's guarantee by an agency of the U.S. Government or a trust consisting of pledged collateral, which may include guaranteed importer notes, securities guaranteed by the full faith and credit of the U.S. Government, or cash, is sufficient to protect the Bank from loss based on current expectations.

Note 7 — Advances

Redemption Terms

The following table summarizes the Bank's advances outstanding by year of contractual maturity (dollars in thousands):

	June 30, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$136	3.31	$35	3.32
Due in one year or less	9,046,536	0.76	10,306,571	1.03
Due after one year through two years	3,016,302	0.99	1,900,515	1.59
Due after two years through three years	2,686,981	1.52	2,289,104	1.62
Due after three years through four years	2,742,748	2.06	2,096,668	2.34
Due after four years through five years	3,474,604	2.54	2,893,016	2.49
Thereafter	5,196,153	1.21	6,568,855	1.58
Total par value	26,163,460	1.33	26,054,764	1.53
Premiums	161		169
Discounts	(8,669)		(3,247)
Fair value hedging adjustments	358,027		562,229
Total	$26,512,979		$26,613,915

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) without incurring prepayment fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call date, the borrower pays a higher fixed rate for the advance relative to an equivalent maturity, noncallable, fixed rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At June 30, 2013 and December 31, 2012, the Bank had callable advances outstanding totaling $6.6 billion and $5.7 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At June 30, 2013 and December 31, 2012, the Bank had putable advances outstanding totaling $2.6 billion and $2.9 billion.

Prepayment Fees

The Bank charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. Prepayment fees are recorded net of fair value hedging adjustments in the Statements of Income.

The following table summarizes the Bank's prepayment fees on advances, net (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gross prepayment fee income	$11,286	$1,744	$13,810	$340,529
Fair value hedging adjustments	(10,021)	(431)	(10,724)	(322,346)
Prepayment fees on advances, net	$1,265	$1,313	$3,086	$18,183

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

The following table presents information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	June 30, 2013	December 31, 2012
Fixed rate, medium-term single family mortgages[1]	$1,774,652	$1,880,646
Fixed rate, long-term single family mortgages	4,873,390	5,005,194
Total unpaid principal balance	6,648,042	6,885,840
Premiums	84,185	86,112
Discounts	(17,457)	(21,277)
Basis adjustments from mortgage loan commitments	10,861	16,928
Total mortgage loans held for portfolio	6,725,631	6,967,603
Allowance for credit losses	(14,656)	(15,793)
Total mortgage loans held for portfolio, net	$6,710,975	$6,951,810

1	Medium-term is defined as a term of 15 years or less.

The following table presents the Bank's mortgage loans held for portfolio by type (dollars in thousands):

	June 30, 2013	December 31, 2012
Conventional loans	$6,119,386	$6,372,542
Government-insured loans	528,656	513,298
Total unpaid principal balance	$6,648,042	$6,885,840

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

Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. The Bank periodically evaluates and makes changes to its collateral guidelines and collateral haircuts.

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

Taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At June 30, 2013 and December 31, 2012, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At June 30, 2013 and December 31, 2012, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, none of the Bank's credit products were troubled debt restructurings (TDRs) during the six months ended June 30, 2013 and 2012.

Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on its credit products as of June 30, 2013 and December 31, 2012. Accordingly, the Bank has not recorded any allowance for credit losses.

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans secured by one-to-four family residential properties. Government-insured mortgage loans are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government mortgage loans. Any principal losses incurred on such mortgage loans that are not recovered from the guarantor are absorbed by the servicers. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at June 30, 2013 and December 31, 2012. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

•
First Loss Account. The first loss account (FLA) is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. Credit enhancement fees paid totaled $2.1 million and $4.3 million during the six months ended June 30, 2013 and 2012. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments with a PFI credit enhancement obligation was $85.7 million and $126.0 million at June 30, 2013 and December 31, 2012. The decline in the FLA balance was due to the Bank canceling supplemental mortgage insurance (SMI) policies on certain master commitments during the first quarter of 2013. This eliminated the PFI credit enhancement obligation on those master commitments, which in turn reduced the FLA balance on those master commitments to zero.

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

Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not. At June 30, 2013 and December 31, 2012, the Bank determined that the amount of performance-based credit enhancement fees available for recapture from the PFIs at the master commitment level was immaterial. As such, it did not factor credit enhancement fees into its estimate of the allowance for credit losses.

Allowance for Credit Losses on Conventional Mortgage Loans

The following table presents a rollforward of the allowance for credit losses on the Bank's conventional mortgage loan portfolio (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance, beginning of period	$15,253	$18,065	$15,793	$18,963
Charge-offs	(597)	(641)	(1,137)	(1,539)
Balance, end of period	$14,656	$17,424	$14,656	$17,424

The following table summarizes the allowance for credit losses and recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in thousands):

	June 30, 2013	December 31, 2012
Allowance for credit losses
Collectively evaluated for impairment	$4,286	$5,444
Individually evaluated for impairment	10,370	10,349
Total allowance for credit losses	$14,656	$15,793
Recorded investment[1]
Collectively evaluated for impairment	$6,166,702	$6,415,718
Individually evaluated for impairment, with or without a related allowance	48,960	59,344
Total recorded investment	$6,215,662	$6,475,062

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollars in thousands):

	June 30, 2013
	Conventional	Government Insured	Total
Past due 30 - 59 days	$63,468	$16,979	$80,447
Past due 60 - 89 days	18,993	4,007	23,000
Past due 90 - 179 days	18,100	2,384	20,484
Past due 180 days or more	56,660	2,941	59,601
Total past due loans	157,221	26,311	183,532
Total current loans	6,058,441	516,935	6,575,376
Total recorded investment of mortgage loans[1]	$6,215,662	$543,246	$6,758,908

In process of foreclosure (included above)[2]	$45,622	$1,151	$46,773
Serious delinquency rate[3]	1.2%	1.0%	1.2%
Past due 90 days or more and still accruing interest[4]	$—	$5,325	$5,325
Non-accrual mortgage loans[5]	$78,034	$—	$78,034

	December 31, 2012
	Conventional	Government Insured	Total
Past due 30 - 59 days	$77,568	$17,582	$95,150
Past due 60 - 89 days	24,809	4,849	29,658
Past due 90 - 179 days	21,483	2,193	23,676
Past due 180 days or more	64,920	3,099	68,019
Total past due loans	188,780	27,723	216,503
Total current loans	6,286,282	500,112	6,786,394
Total recorded investment of mortgage loans[1]	$6,475,062	$527,835	$7,002,897

In process of foreclosure (included above)[2]	$56,692	$878	$57,570
Serious delinquency rate[3]	1.4%	1.0%	1.3%
Past due 90 days or more and still accruing interest[4]	$—	$5,292	$5,292
Non-accrual mortgage loans[5]	$88,992	$—	$88,992

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

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

The following table summarizes the recorded investment and related allowance of the Bank's individually evaluated impaired loans (dollars in thousands):

	June 30, 2013		December 31, 2012
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Impaired loans with an allowance	$47,599	$10,370	$58,145	$10,349
Impaired loans without an allowance	1,361	—	1,199	—
Total	$48,960	$10,370	$59,344	$10,349

The Bank did not recognize any interest income on impaired loans during the three and six months ended June 30, 2013 and 2012. The average recorded investment on impaired loans with an allowance was $48.9 million and $52.9 million during the three and six months ended June 30, 2013. The average recorded investment on impaired loans with an allowance was $64.5 million and $67.2 million during the three and six months ended June 30, 2012. The average recorded investment on impaired loans without an allowance was $1.2 million and $1.3 million during the three and six months ended June 30, 2013. The average recorded investment on impaired loans without an allowance was $0.7 million during both the three and six months ended June 30, 2012.

Real Estate Owned. At June 30, 2013 and December 31, 2012, the Bank had $14.0 million and $16.4 million of REO recorded as a component of "Other assets" in the Statements of Condition.

Term Securities Purchased Under Agreements to Resell

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the Bank or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If a resale agreement is deemed impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. At June 30, 2013 and December 31, 2012, based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for term securities purchased under agreements to resell.

Off-Balance Sheet Credit Exposures

At June 30, 2013 and December 31, 2012, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank's off-balance sheet credit exposures, see "Note 14 — Commitments and Contingencies."

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

The Bank enters into derivative contracts to manage the interest rate risk exposures inherent in its otherwise unhedged assets and funding positions. Finance Agency regulations and the Bank's Enterprise Risk Management Policy (ERMP) establish guidelines for derivatives, prohibit trading in or the speculative use of derivatives, and limit credit risk arising from derivatives. The Bank's derivative transactions are either over-the-counter with a counterparty (bilateral derivatives) or over-the-counter cleared through a Futures Commission Merchant (clearing member) with a Central Counterparty Clearinghouse (cleared derivatives).

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

Financial Statement Effect and Additional Financial Information

The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the Bank to credit and market risk. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the counterparties, the types of derivatives, the items being hedged, and any offsets between the derivatives and the items being hedged. The following tables summarize the Bank's fair value of derivative instruments. For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest (dollars in thousands):

	June 30, 2013
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$36,962,705	$146,109	$460,163
Derivatives not designated as hedging instruments
Interest rate swaps	1,357,550	39,865	34,568
Forward settlement agreements (TBAs)	90,500	1,060	159
Mortgage delivery commitments	94,643	113	1,564
Total derivatives not designated as hedging instruments	1,542,693	41,038	36,291
Total derivatives before netting and collateral adjustments	$38,505,398	187,147	496,454
Netting adjustments		(141,877)	(141,877)
Cash collateral and related accrued interest		(31,677)	(256,967)
Total netting adjustments and cash collateral[1]		(173,554)	(398,844)
Derivative assets and liabilities		$13,593	$97,610

	December 31, 2012
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$23,648,999	$118,157	$604,525
Derivatives not designated as hedging instruments
Interest rate swaps	4,368,562	32,702	71,330
Interest rate caps	3,450,000	2,868	—
Forward settlement agreements (TBAs)	93,500	58	128
Mortgage delivery commitments	96,220	104	54
Total derivatives not designated as hedging instruments	8,008,282	35,732	71,512
Total derivatives before netting and collateral adjustments	$31,657,281	153,889	676,037
Netting adjustments		(146,474)	(146,474)
Cash collateral and related accrued interest		(3,602)	(428,863)
Total netting adjustments and cash collateral[1]		(150,076)	(575,337)
Derivative assets and liabilities		$3,813	$100,700

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparty and/or clearing member.

The following table summarizes the components of “Net gain (loss) on derivatives and hedging activities” as presented in the Statements of Income (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Derivatives designated as hedging instruments
Interest rate swaps	$6,894	$(1,736)	$6,344	$2,403
Derivatives not designated as hedging instruments
Interest rate swaps	53,127	(26,739)	66,094	(4,682)
Interest rate caps	2,943	(10,082)	3,992	(10,776)
Forward settlement agreements (TBAs)	4,728	(6,735)	5,327	(7,437)
Mortgage delivery commitments	(4,498)	5,836	(5,179)	6,184
Net interest settlements	(4,145)	(3,123)	(6,599)	(7,284)
Total net gain (loss) related to derivatives not designated as hedging instruments	52,155	(40,843)	63,635	(23,995)
Net gain (loss) on derivatives and hedging activities	$59,049	$(42,579)	$69,979	$(21,592)

The following tables summarize, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income (dollars in thousands):

	For the Three Months Ended
	June 30, 2013
Hedged Item Type	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$95,251	$(91,507)	$3,744	$(7,136)
Advances	138,946	(138,169)	777	(40,083)
Bonds	(115,125)	117,498	2,373	16,245
Total	$119,072	$(112,178)	$6,894	$(30,974)

	For the Three Months Ended
	June 30, 2012
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(20,724)	$19,751	$(973)	$(3,221)
Advances	(46,824)	47,735	911	(46,025)
Bonds	72,731	(74,405)	(1,674)	35,760
Total	$5,183	$(6,919)	$(1,736)	$(13,486)

1	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

The following tables summarize, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income (dollars in thousands):

	For the Six Months Ended
	June 30, 2013
Hedged Item Type	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$98,210	$(94,187)	$4,023	$(11,482)
Advances	184,025	(182,308)	1,717	(82,673)
Bonds	(139,127)	139,731	604	33,584
Total	$143,108	$(136,764)	$6,344	$(60,571)

	For the Six Months Ended
	June 30, 2012
Hedged Item Type	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(10,772)	$11,048	$276	$(6,164)
Advances	(18,738)	20,690	1,952	(106,290)
Bonds	32,380	(32,205)	175	74,734
Total	$2,870	$(467)	$2,403	$(37,720)

1	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative contracts. The Bank manages credit risk through credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policies and Finance Agency regulations. For bilateral derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank requires collateral agreements with collateral delivery thresholds on the majority of its bilateral derivatives.

For cleared derivatives, the Central Counterparty Clearinghouse (Clearinghouse) is the Bank's counterparty. The requirement that the Bank post initial and variation margin through the clearing member, on behalf of the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing member or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the fair value of cleared derivatives through a clearing member.

Based on credit analyses and collateral requirements, the Bank does not anticipate any credit losses on its derivatives at June 30, 2013. See "Note 13 — Fair Value" for a discussion on the Bank's fair value methodology for derivatives, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

A majority of the Bank's bilateral derivative contracts contain provisions that require the Bank to deliver additional collateral on derivatives in net liability positions to counterparties if there is deterioration in the Bank's credit rating. At June 30, 2013, the aggregate fair value of all bilateral derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) was $331.1 million. For these derivatives, the Bank posted cash collateral (including accrued interest) of $254.7 million in the normal course of business. If the Bank's credit rating had been lowered by an NRSRO from its current rating to the next lower rating, the Bank would have been required to deliver up to an additional $49.2 million of collateral to its bilateral derivative counterparties at June 30, 2013.

Offsetting of Derivative Assets and Derivative Liabilities

The Bank presents derivative instruments, related cash collateral received or pledged, and associated accrued interest on a net basis by clearing member and/or by counterparty when it has met the netting requirements. The following table presents the fair value of derivative assets with and without the legal right of offset, including the related collateral received from or pledged to counterparties (dollars in thousands):

	Derivative Assets
	June 30, 2013	December 31, 2012
Derivative instruments with legal right of offset
Gross recognized amount
Bilateral derivatives	$186,394	$153,785
Cleared derivatives	640	—
Total gross recognized amount	187,034	153,785
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(175,171)	(150,076)
Cleared derivatives	1,617	—
Total gross amounts of netting adjustments and cash collateral	(173,554)	(150,076)
Net amounts after offsetting adjustments
Bilateral derivatives	11,223	3,709
Cleared derivatives	2,257	—
Total net amounts after offsetting adjustments	13,480	3,709
Bilateral derivative instruments without legal right of offset[1]	113	104
Total derivative assets
Bilateral derivatives	11,336	3,813
Cleared derivatives	2,257	—
Total derivative assets presented in the Statements of Condition[2]	$13,593	$3,813

1	Represents mortgage delivery commitments.

2	Represents the net unsecured amount of credit exposure.

The following table presents the fair value of derivative liabilities with and without the legal right of offset, including the related collateral received from or pledged to counterparties (dollars in thousands):

	Derivative Liabilities
	June 30, 2013	December 31, 2012
Derivative instruments with legal right of offset
Gross recognized amount
Bilateral derivatives	$494,888	$675,983
Cleared derivatives	2	—
Total gross recognized amount	494,890	675,983
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(398,842)	(575,337)
Cleared derivatives	(2)	—
Total gross amounts of netting adjustments and cash collateral	(398,844)	(575,337)
Net amounts after offsetting adjustments
Bilateral derivatives	96,046	100,646
Cleared derivatives	—	—
Total net amounts after offsetting adjustments	96,046	100,646
Bilateral derivative instruments without legal right of offset[1]	1,564	54
Total derivative liabilities
Bilateral derivatives	97,610	100,700
Cleared derivatives	—	—
Total derivative liabilities presented in the Statements of Condition[2]	$97,610	$100,700

1	Represents mortgage delivery commitments.

2	Represents the net unsecured amount of credit exposure.

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At June 30, 2013 and December 31, 2012, the total par value of outstanding consolidated obligations of the 12 FHLBanks was approximately $704.5 billion and $687.9 billion.

BONDS

The following table summarizes the Bank's bonds outstanding by year of contractual maturity (dollars in thousands):

	June 30, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$22,722,780	0.40	$21,491,480	0.62
Due after one year through two years	2,682,165	1.37	2,317,015	1.89
Due after two years through three years	2,247,770	3.95	2,213,990	3.40
Due after three years through four years	2,131,490	4.06	1,507,905	4.47
Due after four years through five years	1,162,410	3.11	2,002,060	4.36
Thereafter	5,596,170	3.00	4,291,205	3.35
Index amortizing notes	254,376	5.21	331,300	5.21
Total par value	36,797,161	1.41	34,154,955	1.67
Premiums	21,855		24,544
Discounts	(19,141)		(18,746)
Fair value hedging adjustments	17,066		182,445
Fair value option adjustments	122		1,985
Total	$36,817,063		$34,345,183

The following table summarizes the Bank's bonds outstanding by call features (dollars in thousands):

	June 30, 2013	December 31, 2012
Noncallable or nonputable	$33,307,161	$32,272,455
Callable	3,490,000	1,882,500
Total par value	$36,797,161	$34,154,955

Extinguishment of Debt

During the three and six months ended June 30, 2013, the Bank extinguished bonds with a total par value of $70.0 million and $162.1 million and recognized losses of $10.6 million and $25.7 million in other (loss) income. During the three months ended June 30, 2012, the Bank did not extinguish any debt. During the six months ended June 30, 2012, the Bank extinguished bonds with a total par value of $150.5 million and recognized losses of $22.7 million in other (loss) income.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$5,220,000	0.09	$8,676,903	0.13
Discounts	(1,241)		(2,533)
Total	$5,218,759		$8,674,370

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At June 30, 2013 and December 31, 2012, the Bank did not have any nonpermanent capital.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to safe and sound business operations.

The following table shows the Bank's compliance with the Finance Agency's three regulatory capital requirements (dollars in thousands):

	June 30, 2013		December 31, 2012
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$627,518	$2,722,557	$372,277	$2,694,224
Regulatory capital	$1,840,890	$2,722,557	$1,894,691	$2,694,224
Leverage capital	$2,301,113	$4,083,836	$2,368,364	$4,041,335
Capital-to-asset ratio	4.00%	5.92%	4.00%	5.69%
Leverage ratio	5.00%	8.87%	5.00%	8.53%

The Bank issues a single class of capital stock (Class B capital stock). The Bank's capital stock has a par value of $100 per share, and all shares are issued, redeemed, or repurchased by the Bank at the stated par value. The Bank has two subclasses of capital stock: membership and activity-based. Each member must purchase and maintain membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st subject to a cap of $10.0 million and a floor of $10,000. As of June 30, 2013, each member must also maintain activity-based capital stock in an amount equal to 4.45 percent of its total advances and mortgage loans outstanding in the Bank's Statements of Condition.

The capital stock requirements established in the Bank's Capital Plan are designed so that the Bank can remain adequately capitalized as member activity changes. The Bank's Board of Directors may make adjustments to the investment requirements within ranges established in the Capital Plan. All capital stock issued is subject to a five year notice of redemption period.

Excess Stock

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At June 30, 2013 and December 31, 2012, the Bank had no excess capital stock outstanding.

Mandatorily Redeemable Capital Stock

The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) when a member engages in any of the following activities: (i) submits a written notice to redeem all or part of its capital stock, (ii) submits a written notice of its intent to withdraw from membership, or (iii) terminates its membership voluntarily as a result of a merger or consolidation into a non-member or into a member of another FHLBank. At June 30, 2013 and December 31, 2012, the Bank's mandatorily redeemable capital stock totaled $14.7 million and $9.6 million.

Restricted Retained Earnings

The Joint Capital Enhancement Agreement (JCE Agreement), as amended, is intended to enhance the capital position of the Bank over time. The JCE Agreement requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At June 30, 2013 and December 31, 2012, the Bank's restricted retained earnings account totaled $37.4 million and $28.8 million.

Accumulated Other Comprehensive Income

The following table summarizes a rollforward of the Bank's AOCI (dollars in thousands):

	Net unrealized gain on available-for-sale securities (Note 4)	Pension and postretirement benefits	Total accumulated other comprehensive income
Balance December 31, 2011	$137,240	$(2,679)	$134,561
Other comprehensive income	14,803	184	14,987
Balance June 30, 2012	$152,043	$(2,495)	$149,548

Balance December 31, 2012	$152,781	$(3,143)	$149,638
Other comprehensive (loss) income before reclassifications
Net unrealized loss	(61,958)	—	(61,958)
Reclassifications from other comprehensive income to net income
Net realized gain on securities	(1,945)	—	(1,945)
Amortization - pension and postretirement	—	447	447
Net current period other comprehensive (loss) income	(63,903)	447	(63,456)
Balance June 30, 2013	$88,878	$(2,696)	$86,182

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the six months ended June 30, 2013 and 2012.

The following table summarizes the carrying value and fair value of the Bank's financial instruments at June 30, 2013 (dollars in thousands). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$250,371	$250,371	$—	$—	$—	$250,371
Interest-bearing deposits	3,527	—	3,489	—	—	3,489
Securities purchased under agreements to resell	2,170,000	—	2,170,000	—	—	2,170,000
Federal funds sold	1,320,000	—	1,320,000	—	—	1,320,000
Trading securities	1,057,116	—	1,057,116	—	—	1,057,116
Available-for-sale securities	5,604,573	—	5,604,573	—	—	5,604,573
Held-to-maturity securities	2,256,540	—	2,319,071	34,252	—	2,353,323
Advances	26,512,979	—	26,602,013	—	—	26,602,013
Mortgage loans held for portfolio, net	6,710,975	—	6,883,463	38,590	—	6,922,053
Accrued interest receivable	64,299	—	64,299	—	—	64,299
Derivative assets	13,593	1,060	186,087	—	(173,554)	13,593
Other assets	9,085	9,085	—	—	—	9,085
Liabilities
Deposits	(803,545)	—	(803,539)	—	—	(803,539)
Discount notes	(5,218,759)	—	(5,218,846)	—	—	(5,218,846)
Bonds	(36,817,063)	—	(37,512,032)	—	—	(37,512,032)
Mandatorily redeemable capital stock	(14,700)	(14,700)	—	—	—	(14,700)
Accrued interest payable	(96,029)	—	(96,029)	—	—	(96,029)
Derivative liabilities	(97,610)	(159)	(496,295)	—	398,844	(97,610)
Other
Standby letters of credit	(2,056)	—	—	(2,056)	—	(2,056)
Standby bond purchase agreements	—	—	2,772	—	—	2,772

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparty and/or clearing member.

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

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparty and/or clearing member.

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

As an additional step, the Bank reviews the final fair value estimates of its private-label MBS holdings quarterly for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private-label MBS using the estimated fair value derived from the process previously described and the security's projected cash flows and compared such yield to the yield for comparable securities according to dealers and/or other third-party sources. No significant variances were noted. Therefore, the Bank determined that its fair value estimates for private-label MBS were appropriate at June 30, 2013.

As of June 30, 2013 and December 31, 2012, three or four prices were received for substantially all of the Bank's investment securities and the final prices for substantially all of those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Derivative Assets and Liabilities. The fair value of derivatives is generally estimated using standard valuation techniques such as discounted cash flow analyses and comparisons to similar instruments. In limited instances, fair value estimates for interest-rate related derivatives may be obtained using an external pricing model that utilizes observable market data. The Bank is subject to credit risk in derivatives transactions due to the potential nonperformance of its derivatives counterparties. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the fair value of cleared derivatives through a clearing member. To mitigate credit risk on bilateral derivatives, the Bank enters into master netting agreements with its counterparties as well as collateral agreements that provide for the delivery of collateral at specified levels tied to those counterparties' credit ratings. The Bank has evaluated the potential for the fair value of its derivatives to be affected by counterparty credit risk and its own credit risk and has determined that no adjustments were significant to the overall fair value measurements.

The fair values of the Bank's derivative assets and derivative liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by clearing member and/or counterparty if the netting requirements are met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability.

The Bank's discounted cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). The Bank uses the following inputs for measuring the fair value of interest-related derivatives:

•	Discount rate assumption. The Bank utilizes the OIS curve.

•	Forward interest rate assumption. The Bank utilizes the LIBOR swap curve.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

For forward settlement agreements (TBAs), the Bank utilizes TBA securities prices that are determined by coupon class and expected term until settlement. For mortgage delivery commitments, the Bank utilizes TBA securities prices adjusted for factors such as credit risk and servicing spreads.

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

Fair Value on a Recurring Basis

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at June 30, 2013 (dollars in thousands):

	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$284,450	$—	$—	$284,450
GSE obligations	—	58,170	—	—	58,170
Other non-MBS	—	271,495	—	—	271,495
GSE MBS - residential	—	443,001	—	—	443,001
Total trading securities	—	1,057,116	—	—	1,057,116
Available-for-sale securities
Other U.S. obligations	—	191,729	—	—	191,729
GSE obligations	—	522,917	—	—	522,917
State or local housing agency obligations	—	24,036	—	—	24,036
Other non-MBS	—	375,783	—	—	375,783
GSE MBS - residential	—	4,490,108	—	—	4,490,108
Total available-for-sale securities	—	5,604,573	—	—	5,604,573
Derivative assets
Interest-rate related	—	185,974	—	(173,395)	12,579
Forward settlement agreements (TBAs)	1,060	—	—	(159)	901
Mortgage delivery commitments	—	113	—	—	113
Total derivative assets	1,060	186,087	—	(173,554)	13,593
Other assets	9,085	—	—	—	9,085
Total recurring assets at fair value	$10,145	$6,847,776	$—	$(173,554)	$6,684,367
Liabilities
Bonds[2]	$—	$(100,122)	$—	$—	$(100,122)
Derivative liabilities
Interest-rate related	—	(494,731)	—	398,685	(96,046)
Forward settlement agreements (TBAs)	(159)	—	—	159	—
Mortgage delivery commitments	—	(1,564)	—	—	(1,564)
Total derivative liabilities	(159)	(496,295)	—	398,844	(97,610)
Total recurring liabilities at fair value	$(159)	$(596,417)	$—	$398,844	$(197,732)

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparty and/or clearing member.

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

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparty and/or clearing member.

2	Represents bonds recorded under the fair value option.

Fair Value on a Non-Recurring Basis

The Bank measures certain impaired mortgage loans held for portfolio and REO at Level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. In the case of impaired mortgage loans, the Bank estimates fair value based on historical loss severity rates incurred on sales or discounted cash flows. At June 30, 2013, the historical loss severity rate used to estimate the fair value of a majority of impaired mortgage loans held for portfolio was 14.9 percent. Significant increases/decreases in this loss severity rate may result in significantly lower/higher fair value measurements. In the case of REO, the Bank estimates fair value based on a current property value from the MPF Servicer or a broker price opinion adjusted for estimated selling costs.

The following table summarizes impaired mortgage loans held for portfolio and REO that were recorded at fair value as a result of a non-recurring change in fair value having been recorded in the quarter then ended (dollars in thousands):

	June 30, 2013	December 31, 2012
Impaired mortgage loans held for portfolio	$38,590	$48,995
Real estate owned	70	941
Total non-recurring assets	$38,660	$49,936

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

The following tables summarize the activity related to consolidated obligations for which the fair value option has been elected (dollars in thousands):

	For the Three Months Ended
	June 30,
	2013	2012	2012
	Bonds	Bonds	Discount Notes
Balance, beginning of period	$1,150,942	$2,794,314	$3,181,930
New consolidated obligations elected for fair value option	—	—	—
Maturities and terminations	(1,050,000)	(15,000)	(796,921)
Net gain on consolidated obligations held at fair value	(330)	(338)	(33)
Change in accrued interest/unaccreted balance	(490)	167	1,214
Balance, end of period	$100,122	$2,779,143	$2,386,190

	For the Six Months Ended
	June 30,
	2013	2012	2012
	Bonds	Bonds	Discount Notes
Balance, beginning of period	$1,866,985	$2,694,687	$3,474,596
New consolidated obligations elected for fair value option	—	100,000	—
Maturities and terminations	(1,765,000)	(15,000)	(1,089,746)
Net gain on consolidated obligations held at fair value	(973)	(931)	(1,292)
Change in accrued interest/unaccreted balance	(890)	387	2,632
Balance, end of period	$100,122	$2,779,143	$2,386,190

For consolidated obligations recorded under the fair value option, the related contractual interest expense as well as the discount amortization on fair value option discount notes is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net gain on consolidated obligations held at fair value” in the Statements of Income. At June 30, 2013 and December 31, 2012, the Bank determined no credit risk adjustments for nonperformance were necessary to the consolidated obligations recorded under the fair value option. Concessions paid on consolidated obligations under the fair value option are expensed as incurred and recorded in other (loss) income.

The following table summarizes the difference between the unpaid principal balance and fair value of outstanding bonds for which the fair value option has been elected (dollars in thousands):

	June 30, 2013	December 31, 2012
Unpaid principal balance	$100,000	$1,865,000
Fair value	100,122	1,866,985
Fair value over unpaid principal balance	$122	$1,985

Note 14 — Commitments and Contingencies

Joint and Several Liability. The 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At June 30, 2013 and December 31, 2012, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $662.5 billion and $645.1 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in thousands):

	June 30, 2013			December 31, 2012
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding	$4,183,493	$790,372	$4,973,865	$3,655,401
Standby bond purchase agreements outstanding	32,471	623,829	656,300	680,119
Commitments to purchase mortgage loans	94,643	—	94,643	96,220
Commitments to issue bonds	15,000	—	15,000	—

Standby Letters of Credit. Standby letters of credit are executed with members for a fee. A standby letter of credit is a financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 20 years, currently no later than 2031. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $2.1 million and $1.5 million at June 30, 2013 and December 31, 2012.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at June 30, 2013 and December 31, 2012 is reported in “Note 13 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2016. At June 30, 2013 and December 31, 2012, the Bank had standby bond purchase agreements with four housing associates. During the six months ended June 30, 2013 and 2012, the Bank was not required to purchase any bonds under these agreements. For both the three and six months ended June 30, 2013 and 2012, the Bank received fees for the guarantees that amounted to $0.5 million and $1.0 million. The estimated fair value of standby bond purchase agreements at June 30, 2013 and December 31, 2012 is reported in “Note 13 — Fair Value.”

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at June 30, 2013 and December 31, 2012 is reported in “Note 10 — Derivatives and Hedging Activities” as mortgage delivery commitments.
Other Commitments. As previously described in “Note 9 — Allowance for Credit Losses”, the FLA is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments with a PFI credit enhancement obligation was $85.7 million and $126.0 million at June 30, 2013 and December 31, 2012.

The Bank is contractually obligated to pay the FHLBank of Chicago a service fee for its participation in the MPF program. This service fee expense is recorded in other (loss) income. Refer to “Note 16 — Activities with Other FHLBanks” for additional details.

In conjunction with its sale of certain mortgage loans to Fannie Mae through the FHLBank of Chicago in 2009, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $0.8 million by December 31, 2015 and $0.3 million by December 31, 2020. At June 30, 2013, the FHLBank of Chicago had not requested any indemnification payments from the Bank pursuant to this agreement.
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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Interest-bearing deposits	$239	6.8	$239	7.4
Advances	647,147	2.5	587,643	2.3
Mortgage loans	83,035	1.3	83,227	1.2
Deposits	4,369	0.5	5,338	0.5
Capital stock	45,124	2.2	41,172	2.0

Business Concentrations

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At June 30, 2013 and December 31, 2012, the Bank concluded that it did not have any business concentrations with stockholders.

Note 16 — Activities with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago for its participation in the MPF program. This service fee expense is recorded in other (loss) income. For the three months ended June 30, 2013 and 2012, the Bank recorded $0.7 million and $0.6 million in service fee expense to the FHLBank of Chicago. For the six months ended June 30, 2013 and 2012, the Bank recorded $1.3 million and $1.2 million in service fee expense to the FHLBank of Chicago.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The Bank loaned $17.0 million to the FHLBank of Atlanta during the six months ended June 30, 2013. The Bank did not loan any funds to other FHLBanks during the six months ended June 30, 2012. The Bank borrowed $70.0 million from the FHLBank of Topeka during the six months ended June 30, 2013. The Bank borrowed $75.0 million from the FHLBank of Chicago during the six months ended June 30, 2012. At June 30, 2013 and 2012, none of these transactions were outstanding on the Bank's Statements of Condition.

Debt Transfers. The Bank may transfer debt from time to time in an effort to better match its projected asset cash flows or reduce its future interest costs. These transfers are accounted for in the same manner as debt extinguishments. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. During the six months ended June 30, 2013, the Bank transferred $80.0 million and $70.0 million of par value bonds to the FHLBanks of San Francisco and Boston and recorded aggregate net losses of $13.9 million and $10.6 million through "Net loss on extinguishment of debt" in the Statements of Income. During the six months ended June 30, 2012, the Bank did not transfer any debt to other FHLBanks.

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

For the three and six months ended June 30, 2013, we recorded net income of $15.7 million and $43.0 million compared to $18.2 million and $63.4 million for the same periods in 2012. Our net income, calculated in accordance with accounting principles generally accepted in the U.S. (GAAP), was primarily driven by net interest income and other (loss) income.

Net interest income totaled $50.7 million and $104.0 million for the three and six months ended June 30, 2013 compared with $55.0 million and $124.9 million for the same periods last year. The decrease was primarily due to a decline in interest income from advances, investments, and mortgage loans resulting from the low interest rate environment and lower average volumes. In addition, during the six months ended June 30, 2013, we recorded advance prepayment fee income of $3.1 million compared to $18.2 million during the same period last year. These decreases were offset in part by a decline in funding costs. Our net interest margin was 0.43 percent and 0.44 percent during the three and six months ended June 30, 2013 compared with 0.45 percent and 0.50 percent for the same periods last year.

Our other (loss) income totaled ($20.4) million and ($29.5) million for the three and six months ended June 30, 2013 compared to ($19.8) million and ($24.7) million for the same periods last year. The primary drivers of other (loss) income were losses on trading securities, gains on derivatives and hedging activities, and losses on the extinguishment of debt as further described below.

Our other (loss) income was negatively impacted by losses on trading securities. Trading securities are recorded at fair value with changes in fair value reflected through other (loss) income in our Statements of Income. During the three and six months ended June 30, 2013, we recorded losses on trading securities of $72.4 million and $79.3 million compared to gains of $21.5 million and $14.9 million for the same periods in 2012. The losses were due to the impact of rising interest rates and changes in credit spreads on our fixed rate trading securities.

The losses on trading securities were offset in part by gains on derivatives and hedging activities. We utilize derivative instruments to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. During the three and six months ended June 30, 2013, we recorded gains of $59.1 million and $70.0 million on our derivatives and hedging activities through other (loss) income compared to losses of $42.6 million and $21.6 million during the same periods last year. The gains recorded were primarily attributable to the impact of rising interest rates on interest rate swaps economically hedging our trading securities portfolio as discussed above. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities" for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Our other (loss) income was also negatively impacted by losses on the extinguishment of debt. During the three and six months ended June 30, 2013, we extinguished $70.0 million and $162.1 million of higher-costing consolidated obligations and recorded losses on these debt extinguishments of $10.6 million and $25.7 million through other (loss) income in the Statements of Income. We did not extinguish any debt during the three months ended June 30, 2012. During the six months ended June 30, 2012, we extinguished $150.5 million of higher-costing consolidated obligations and recognized losses of $22.7 million.

Our total assets decreased to $46.0 billion at June 30, 2013 from $47.4 billion at December 31, 2012 due primarily to a decline in investments. Investments decreased $1.0 billion mainly due to a reduction in short-term investments held for liquidity purposes. Advances remained stable and were $26.5 billion at June 30, 2013 compared to $26.6 billion at December 31, 2012. Total capital was $2.8 billion at June 30, 2013 and December 31, 2012. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

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

As a member-owned cooperative, we endeavor to operate with a low but stable adjusted net interest margin. As indicated in the tables that follow, our adjusted net interest income, adjusted net interest margin, and adjusted net income all remained relatively stable for the three and six months ended June 30, 2013 when compared to the same periods in 2012.

The following table summarizes the reconciliation between GAAP net interest income and adjusted net interest income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
GAAP net interest income	$50.7	$55.0	$104.0	$124.9
Exclude:
Prepayment fees on advances, net	1.3	1.3	3.1	18.2
Include items reclassified from other (loss) income:
Net interest expense on economic hedges	(4.1)	(3.1)	(6.6)	(7.3)
Adjusted net interest income	$45.3	$50.6	$94.3	$99.4
Adjusted net interest margin	0.38%	0.42%	0.40%	0.40%

The following table summarizes the reconciliation between GAAP net income and adjusted net income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
GAAP net income (before assessments)	$17.4	$20.2	$47.8	$70.4
Exclude:
Prepayment fees on advances, net	1.3	1.3	3.1	18.2
Net (loss) gain on trading securities	(72.4)	21.5	(79.3)	14.9
Net gain on sale of available-for-sale securities	1.9	—	1.9	—
Net gain on consolidated obligations at fair value	0.4	0.4	1.0	2.2
Net gain (loss) on derivatives and hedging activities	59.1	(42.6)	70.0	(21.6)
Net loss on extinguishment of debt	(10.6)	—	(25.7)	(22.7)
Include:
Net interest expense on economic hedges	(4.1)	(3.1)	(6.6)	(7.3)
Amortization of hedging costs[1]	(1.8)	(1.9)	(3.6)	(3.6)
Adjusted net income (before assessments)	$31.8	$34.6	$66.6	$68.5

1	Represents the straight line amortization of upfront fee payments on certain derivative instruments.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Conditions in the Financial Markets

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND DECEMBER 31, 2012

Economy and Capital Markets

Economic and market data received since the Federal Open Market Committee (FOMC) meeting in April of 2013 suggests a moderate pace of economic expansion. Conditions in the labor market have shown signs of improvement, however, the unemployment rate remains elevated. Household spending and business fixed investments have advanced and the housing sector has further strengthened. Inflation has remained subdued and long-term inflation expectations have remained stable.

In its June 19, 2013 statement, the FOMC stated it expects that, with appropriate policy accommodation, economic growth will proceed at a moderate pace and the unemployment rate will gradually decline towards levels it judges consistent with its dual mandate to foster maximum employment and price stability. The FOMC continues to see downside risks to the economic outlook and anticipates that inflation over the medium-term likely will run at or below its two percent objective.

Mortgage Markets

Improvements in the housing market have occurred over the past year, as indicated by rising home prices, lower inventories of properties for sale, and increased housing construction activity. Improved homebuilder sentiment is being translated into increases in residential construction, although the actual amount of new construction remains fairly low by historical standards. The outlook for a sustainable recovery in residential sales and home prices is promising. More recently, as mortgage rates have increased and refinance business has declined, credit standards have eased as mortgage lenders compete for new originations.

Interest Rates

The following table shows information on key average market interest rates:

	Second Quarter 2013 3-Month Average	Second Quarter 2012 3-Month Average	Second Quarter 2013 6-Month Average	Second Quarter 2012 6-Month Average	June 30, 2013 Ending Rate	December 31, 2012 Ending Rate
Federal funds[1]	0.12%	0.15%	0.13%	0.13%	0.07%	0.09%
Three-month LIBOR[1]	0.28	0.47	0.28	0.49	0.27	0.31
2-year U.S. Treasury[1]	0.26	0.28	0.26	0.28	0.36	0.25
10-year U.S. Treasury[1]	1.97	1.81	1.95	1.92	2.49	1.76
30-year residential mortgage note[1]	3.63	3.81	3.56	3.87	4.46	3.35

1	Source is Bloomberg.

The Federal Reserve's key targeted interest rate, the Federal funds rate, maintained a range of 0.00 to 0.25 percent throughout the first half of 2013. In its June 19, 2013 statement, the FOMC noted that it anticipates that economic conditions are likely to warrant exceptionally low levels of the Federal funds rate for at least as long as unemployment remains above 6.50 percent and inflation projections for the next one to two years are no more than a half percentage point above the FOMC's long-run goal of two percent.

During the last quarter of 2011, as the Federal Reserve implemented its program, known as Operation Twist, of purchasing long-term U.S. Treasuries and selling an equal amount of short-term U.S. Treasuries, three-month LIBOR began to steadily increase. However, after hitting a peak at the beginning of 2012, three-month LIBOR has decreased and stabilized as of the end of June 2013. Average U.S. Treasury yields and mortgage rates were generally lower during the three and six months ended June 30, 2013 when compared to the same periods last year. However, these rates began to rise during the first half of 2013 as a result of positive unemployment data and heightened investor speculation that a brighter outlook of the economy would allow the Federal Reserve to start tapering its bond-buying program (discussed further below) as soon as the third quarter.

To support a stronger economic recovery and to help ensure that inflation, over time, is at levels consistent with the Federal Reserve's dual mandate, the FOMC indicated its intent to continue purchases of agency mortgage-backed securities (MBS) at a pace of $40.0 billion per month at its meeting in June of 2013. The FOMC will also continue purchases of longer-term U.S. Treasury securities at a pace of $45.0 billion per month. This program, known as Quantitative Easing III, should maintain downward pressure on long-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative. The FOMC will closely monitor incoming information on economic and financial developments in coming months and will employ its monetary and other policy tools as appropriate, until the outlook for the labor market has improved substantially in the context of price stability. The FOMC is prepared to increase or reduce the pace of its purchases to maintain appropriate policy accommodation as the outlook for the labor market or inflation changes.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Second Quarter 2013 3-Month Average	Second Quarter 2012 3-Month Average	Second Quarter 2013 6-Month Average	Second Quarter 2012 6-Month Average	June 30, 2013 Ending Spread	December 31, 2012 Ending Spread
3-month	(17.3)	(32.7)	(16.8)	(36.5)	(15.3)	(19.6)
2-year	(9.4)	(17.5)	(9.5)	(18.3)	(6.4)	(7.3)
5-year	2.3	(1.7)	0.4	(3.1)	15.8	1.6
10-year	24.4	33.2	20.2	33.4	48.1	25.1

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During the first half of 2013, our short-term funding spreads relative to LIBOR tightened when compared to spreads at December 31, 2012. As a result, we utilized step-up, callable, and term fixed rate consolidated obligation bonds throughout the first half of 2013 to either capture attractive funding or lengthen the maturity of our liabilities. However, as interest rates rose towards the end of the second quarter of 2013, we increased our utilization of discount notes.

Selected Financial Data

The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Investments[1]	$12,412	$15,895	$13,433	$15,377	$12,738
Advances	26,513	24,802	26,614	25,831	26,561
Mortgage loans held for portfolio, gross	6,726	6,786	6,968	7,132	7,271
Allowance for credit losses	(15)	(15)	(16)	(16)	(17)
Total assets	46,022	47,926	47,367	48,659	46,938
Consolidated obligations
Discount notes	5,219	5,326	8,675	14,158	5,956
Bonds	36,817	38,146	34,345	30,108	36,396
Total consolidated obligations[2]	42,036	43,472	43,020	44,266	42,352
Mandatorily redeemable capital stock	15	11	9	10	10
Capital stock — Class B putable	2,069	1,970	2,063	2,024	2,064
Retained earnings	639	636	622	606	601
Accumulated other comprehensive income	86	147	149	168	150
Total capital	2,794	2,753	2,834	2,798	2,815

	For the Three Months Ended
Statements of Income	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Net interest income	$50.7	$53.3	$56.4	$59.3	$55.0
Other (loss) income[3]	(20.4)	(9.1)	(8.1)	(24.5)	(19.8)
Other expense	12.9	13.8	15.1	14.6	15.0
Net income	15.7	27.3	29.9	18.1	18.2

	For the Three Months Ended
Selected Financial Ratios[4]	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Net interest spread[5]	0.37%	0.37%	0.40%	0.42%	0.38%
Net interest margin[6]	0.43	0.44	0.46	0.49	0.45
Return on average equity	2.23	3.98	4.27	2.56	2.60
Return on average capital stock	3.09	5.52	5.92	3.53	3.54
Return on average assets	0.13	0.23	0.25	0.15	0.15
Average equity to average assets	5.95	5.68	5.74	5.82	5.76
Regulatory capital ratio[7]	5.92	5.46	5.69	5.43	5.70
Dividend payout ratio[8]	82.47	47.97	45.21	74.54	88.03

1
Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $704.5 billion, $666.0 billion, $687.9 billion, $674.5 billion and $685.2 billion at June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012 respectively.

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

Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Net Income

The following table presents comparative highlights of our net income for the three and six months ended June 30, 2013 and 2012 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Net interest income	$50.7	$55.0	$(4.3)	(7.8)%	$104.0	$124.9	$(20.9)	(16.7)%
Other (loss) income	(20.4)	(19.8)	(0.6)	(3.0)	(29.5)	(24.7)	(4.8)	(19.4)
Other expense	12.9	15.0	(2.1)	(14.0)	26.7	29.8	(3.1)	(10.4)
Assessments	1.7	2.0	(0.3)	(15.0)	4.8	7.0	(2.2)	(31.4)
Net income	$15.7	$18.2	$(2.5)	(13.7)%	$43.0	$63.4	$(20.4)	(32.2)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Three Months Ended June 30,
	2013			2012
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$376	0.13%	$0.2	$375	0.17%	$0.1
Securities purchased under agreements to resell	3,763	0.09	0.8	2,291	0.16	0.9
Federal funds sold	1,145	0.09	0.3	1,997	0.13	0.7
Short-term investments	—	—	—	145	0.17	0.1
Mortgage-backed securities[2,5]	6,807	1.79	30.4	7,187	2.07	36.9
Other investments[2,3,5]	2,107	2.43	12.8	2,492	2.81	17.5
Advances[4,5]	25,735	0.73	46.6	26,485	0.96	62.9
Mortgage loans[6]	6,762	3.75	63.2	7,254	4.02	72.6
Total interest-earning assets	46,695	1.33	154.3	48,226	1.60	191.7
Non-interest-earning assets	527	—	—	567	—	—
Total assets	$47,222	1.31%	$154.3	$48,793	1.58%	$191.7
Interest-bearing liabilities
Deposits	$766	0.01%	$0.1	$1,006	0.05%	$0.1
Consolidated obligations
Discount notes[5]	4,681	0.12	1.4	7,081	0.13	2.3
Bonds[5]	37,867	1.08	102.1	37,032	1.46	134.2
Other interest-bearing liabilities[7]	14	2.47	—	10	3.21	0.1
Total interest-bearing liabilities	43,328	0.96	103.6	45,129	1.22	136.7
Non-interest-bearing liabilities	1,084	—	—	854	—	—
Total liabilities	44,412	0.94	103.6	45,983	1.20	136.7
Capital	2,810	—	—	2,810	—	—
Total liabilities and capital	$47,222	0.88%	$103.6	$48,793	1.13%	$136.7
Net interest income and spread[8]		0.37%	$50.7		0.38%	$55.0
Net interest margin[9]		0.43%			0.45%
Average interest-earning assets to interest-bearing liabilities		107.77%			106.86%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Other investments primarily include other U.S. obligations, GSE obligations, state or local housing agency obligations, and Temporary Liquidity Guarantee Program (TLGP) investments.

4	Advance interest income includes prepayment fee income of $1.3 million during both the three months ended June 30, 2013 and 2012.

5	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists of mandatorily redeemable capital stock and borrowings from other FHLBanks.

8	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Six Months Ended June 30,
	2013			2012
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$387	0.14%	$0.3	$487	0.14%	$0.3
Securities purchased under agreements to resell	4,616	0.11	2.5	2,051	0.14	1.4
Federal funds sold	1,296	0.11	0.7	2,137	0.11	1.2
Short-term investments	6	0.10	—	267	0.16	0.2
Mortgage-backed securities[2,5]	6,792	1.77	59.8	7,534	2.09	78.1
Other investments[2,3,5]	2,109	2.72	28.5	2,974	2.48	36.7
Advances[4,5]	25,621	0.76	96.9	26,700	1.10	145.5
Mortgage loans[6]	6,810	3.82	128.9	7,175	4.13	147.3
Total interest-earning assets	47,637	1.34	317.6	49,325	1.67	410.7
Non-interest-earning assets	520	—	—	597	—	—
Total assets	$48,157	1.33%	$317.6	$49,922	1.65%	$410.7
Interest-bearing liabilities
Deposits	$861	0.01%	$0.1	$885	0.04%	$0.2
Consolidated obligations
Discount notes[5]	5,675	0.13	3.7	7,465	0.11	4.2
Bonds[5]	37,717	1.12	209.7	37,756	1.50	281.3
Other interest-bearing liabilities[7]	12	2.44	0.1	8	3.10	0.1
Total interest-bearing liabilities	44,265	0.97	213.6	46,114	1.25	285.8
Non-interest-bearing liabilities	1,092	—	—	1,010	—	—
Total liabilities	45,357	0.95	213.6	47,124	1.22	285.8
Capital	2,800	—	—	2,798	—	—
Total liabilities and capital	$48,157	0.89%	$213.6	$49,922	1.15%	$285.8
Net interest income and spread[8]		0.37%	$104.0		0.42%	$124.9
Net interest margin[9]		0.44%			0.50%
Average interest-earning assets to interest-bearing liabilities		107.62%			106.96%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Other investments primarily include other U.S. obligations, government-sponsored enterprises (GSE) obligations, state or local housing agency obligations, and TLGP investments.

4	Advance interest income includes prepayment fee income of $3.1 million and $18.2 million during the six months ended June 30, 2013 and 2012.

5	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists of mandatorily redeemable capital stock and borrowings from other FHLBanks.

8	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended			Six Months Ended
	June 30, 2013 vs. June 30, 2012			June 30, 2013 vs. June 30, 2012
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$—	$0.1	$0.1	$—	$—	$—
Securities purchased under agreements to resell	0.4	(0.5)	(0.1)	1.5	(0.4)	1.1
Federal funds sold	(0.2)	(0.2)	(0.4)	(0.5)	—	(0.5)
Short-term investments	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Mortgage-backed securities	(1.8)	(4.7)	(6.5)	(7.2)	(11.1)	(18.3)
Other investments	(2.5)	(2.2)	(4.7)	(11.5)	3.3	(8.2)
Advances	(1.7)	(14.6)	(16.3)	(5.6)	(43.0)	(48.6)
Mortgage loans	(4.7)	(4.7)	(9.4)	(7.4)	(11.0)	(18.4)
Total interest income	(10.6)	(26.8)	(37.4)	(30.9)	(62.2)	(93.1)
Interest expense
Deposits	—	—	—	—	(0.1)	(0.1)
Consolidated obligations
Discount notes	(0.7)	(0.2)	(0.9)	(1.1)	0.6	(0.5)
Bonds	3.0	(35.1)	(32.1)	(0.3)	(71.3)	(71.6)
Other interest-bearing liabilities	—	(0.1)	(0.1)	—	—	—
Total interest expense	2.3	(35.4)	(33.1)	(1.4)	(70.8)	(72.2)
Net interest income	$(12.9)	$8.6	$(4.3)	$(29.5)	$8.6	$(20.9)

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. For both the three and six months ended June 30, 2013, our net interest spread was 0.37 percent compared to 0.38 and 0.42 percent for the same periods in 2012. Our net interest spread was primarily impacted by lower interest income on advances, investments, and mortgage loans, partially offset by lower funding costs. The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances (including prepayment fees on advances, net) decreased 26 and 33 percent during the three and six months ended June 30, 2013 when compared to the same periods in 2012 due primarily to lower interest rates and lower average balances. The decrease during the six months ended June 30, 2013 was also attributable to lower advance prepayment fee income. Advance prepayment fee income declined to $3.1 million during the six months ended June 30, 2013 from $18.2 million during the same period in 2012 mainly due to one member prepaying approximately $2.1 billion of long-term fixed rate advances in the first quarter of 2012.

Investments

Interest income on investments decreased 21 and 22 percent during the three and six months ended June 30, 2013 when compared to the same periods in 2012 primarily due to lower average volumes and lower interest rates. Average investment volumes declined due primarily to the maturity of TLGP investments in 2012 and MBS principal paydowns.

Mortgage Loans

Interest income on mortgage loans decreased 13 and 12 percent during the three and six months ended June 30, 2013 when compared to the same periods in 2012 due to lower interest rates and lower average mortgage loan volumes. Average mortgage loan volumes declined due primarily to principal paydowns exceeding mortgage loan purchases.

Bonds

Interest expense on bonds decreased 24 and 25 percent during the three and six months ended June 30, 2013 when compared to the same periods in 2012 primarily due to lower interest rates. In addition, throughout 2012, we called and extinguished certain higher-costing debt, which further reduced our interest expense during the first half of 2013.

Other (Loss) Income

The following table summarizes the components of other (loss) income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net (loss) gain on trading securities	$(72.4)	$21.5	$(79.3)	$14.9
Net gain on sale of available-for-sale securities	1.9	—	1.9	—
Net gain on consolidated obligations held at fair value	0.4	0.4	1.0	2.2
Net gain (loss) on derivatives and hedging activities	59.1	(42.6)	70.0	(21.6)
Net loss on extinguishment of debt	(10.6)	—	(25.7)	(22.7)
Other, net	1.2	0.9	2.6	2.5
Total other loss	$(20.4)	$(19.8)	$(29.5)	$(24.7)

Other (loss) income can be volatile from period to period depending on the type of financial activity recorded, including the impact of fair value adjustments on instruments carried at fair value. For the three and six months ended June 30, 2013, other (loss) income was primarily impacted by losses on trading securities, gains on derivatives and hedging activities, and losses on the extinguishment of debt.

Trading securities are recorded at fair value with changes in fair value reflected through other (loss) income. During the three and six months ended June 30, 2013, we recorded losses on trading securities of $72.4 million and $79.3 million compared to gains of $21.5 million and $14.9 million for the same periods in 2012. The losses were due to the impact of rising interest rates and changes in credit spreads on our fixed rate trading securities.

The losses on trading securities were offset in part by gains on derivatives and hedging activities. We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition. Derivatives are recorded at fair value with changes in fair value reflected through other (loss) income. During the three and six months ended June 30, 2013 and 2012, gains and losses on our derivatives and hedging activities were primarily attributable to economic derivatives. We recorded gains on economic derivatives of $52.1 million and $63.6 million during the three and six months ended June 30, 2013 compared to losses of $40.9 million and $24.0 million during the same periods in 2012. The majority of these gains were due to the impact of rising interest rates on interest rate swaps economically hedging our trading securities portfolio as discussed above. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

We may extinguish higher-costing debt from time to time in an effort to better match our projected asset cash flows and reduce our future interest costs. During the three and six months ended June 30, 2013, we extinguished bonds with a total par value of $70.0 million and $162.1 million and recorded losses of $10.6 million and $25.7 million. We did not extinguish any debt during the three months ended June 30, 2012. During the six months ended June 30, 2012, we extinguished bonds with a total par value of $150.5 million and recognized losses of $22.7 million.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended June 30, 2013
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net amortization/accretion[1]	$(16.2)	$—	$(1.1)	$13.0	$—	$—	$(4.3)
Net interest settlements	(40.1)	(7.2)	—	16.3	—	—	(31.0)
Total net interest income	(56.3)	(7.2)	(1.1)	29.3	—	—	(35.3)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains on fair value hedges	0.8	3.8	—	2.4	—	—	7.0
Gains (losses) on economic hedges	—	50.9	0.2	(2.0)	—	3.0	52.1
Total net gain on derivatives and hedging activities	0.8	54.7	0.2	0.4	—	3.0	59.1
Subtotal	(55.5)	47.5	(0.9)	29.7	—	3.0	23.8
Net loss on trading securities[2]	—	(72.4)	—	—	—	—	(72.4)
Net gain on consolidated obligations held at fair value	—	—	—	0.4	—	—	0.4
Net amortization/accretion[3]	—	—	—	(0.3)	—	—	(0.3)
Total net effect of hedging activities	$(55.5)	$(24.9)	$(0.9)	$29.8	$—	$3.0	$(48.5)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships included in net interest income.

2
Represents the net losses on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3	Represents the amortization/accretion of fair value hedging adjustments on closed bond hedge relationships included in other (loss) income as a result of debt extinguishments.

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended June 30, 2012
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net amortization/accretion[1]	$(6.4)	$—	$(1.3)	$11.1	$—	$—	$3.4
Net interest settlements	(46.1)	(3.2)	—	35.7	—	—	(13.6)
Total net interest income	(52.5)	(3.2)	(1.3)	46.8	—	—	(10.2)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	0.9	(1.0)	—	(1.6)	—	—	(1.7)
(Losses) gains on economic hedges	(0.2)	(30.6)	(0.8)	0.7	0.1	(10.1)	(40.9)
Total net gain (loss) on derivatives and hedging activities	0.7	(31.6)	(0.8)	(0.9)	0.1	(10.1)	(42.6)
Subtotal	(51.8)	(34.8)	(2.1)	45.9	0.1	(10.1)	(52.8)
Net gain on trading securities[2]	—	21.8	—	—	—	—	21.8
Net gain on consolidated obligations held at fair value	—	—	—	0.3	0.1	—	0.4
Total net effect of hedging activities	$(51.8)	$(13.0)	$(2.1)	$46.2	$0.2	$(10.1)	$(30.6)

	For the Six Months Ended June 30, 2013
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net amortization/accretion[1]	$(21.9)	$—	$(2.4)	$26.9	$—	$—	$2.6
Net interest settlements	(82.7)	(11.5)	—	33.6	—	—	(60.6)
Total net interest income	(104.6)	(11.5)	(2.4)	60.5	—	—	(58.0)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains on fair value hedges	1.7	4.1	—	0.6	—	—	6.4
Gains (losses) on economic hedges	—	62.6	0.1	(3.1)	—	4.0	63.6
Total net gain (loss) on derivatives and hedging activities	1.7	66.7	0.1	(2.5)	—	4.0	70.0
Subtotal	(102.9)	55.2	(2.3)	58.0	—	4.0	12.0
Net loss on trading securities[2]	—	(79.3)	—	—	—	—	(79.3)
Net gain on consolidated obligations held at fair value	—	—	—	1.0	—	—	1.0
Net amortization/accretion[3]	—	—	—	(1.2)	—	—	(1.2)
Total net effect of hedging activities	$(102.9)	$(24.1)	$(2.3)	$57.8	$—	$4.0	$(67.5)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships included in net interest income.

2
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3	Represents the amortization/accretion of fair value hedging adjustments on closed bond hedge relationships included in other (loss) income as a result of debt extinguishments.

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Six Months Ended June 30, 2012
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net Interest Income:
Net amortization/accretion[1]	$(336.8)	$—	$(2.5)	$24.1	$—	$—	$(315.2)
Net interest settlements	(106.3)	(6.2)	—	74.7	—	—	(37.8)
Total net interest income	(443.1)	(6.2)	(2.5)	98.8	—	—	(353.0)
Net Gain (Loss) on Derivatives and Hedging Activities:
Gains on fair value hedges	1.9	0.3	—	0.2	—	—	2.4
(Losses) gains on economic hedges	(0.4)	(20.7)	(1.2)	6.4	2.7	(10.8)	(24.0)
Total net gain (loss) on derivatives and hedging activities	1.5	(20.4)	(1.2)	6.6	2.7	(10.8)	(21.6)
Subtotal	(441.6)	(26.6)	(3.7)	105.4	2.7	(10.8)	(374.6)
Net gain on trading securities[2]	—	15.4	—	—	—	—	15.4
Net gain on consolidated obligations held at fair value	—	—	—	0.9	1.3	—	2.2
Net amortization/accretion[3]	—	—	—	3.3	—	—	3.3
Total net effect of hedging activities	$(441.6)	$(11.2)	$(3.7)	$109.6	$4.0	$(10.8)	$(353.7)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships included in net interest income.

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

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities. The change in advance amortization during the six months ended June 30, 2013 when compared to the same period in 2012 was due primarily to decreased advance prepayments. When an advance prepays, we terminate the hedge relationship and fully amortize the remaining fair value hedging adjustments through earnings. During the six months ended June 30, 2013, we fully amortized $10.7 million of fair value hedging adjustments on prepaid advances compared to $322.3 million for the same period in 2012. This amortization was offset by gross advance prepayment fee income of $13.8 million and $340.5 million during the six months ended June 30, 2013 and 2012. The hedging activity tables do not include the impact of the gross advance prepayment fee income.

NET INTEREST SETTLEMENTS

Net interest settlements represent the interest component on derivatives that qualify for fair value hedge accounting. These amounts vary from period to period depending on our hedging activities and interest rates and are partially offset by the interest component on the related hedged item within net interest income. The hedging activity tables do not include the impact of the interest component on the related hedged item.

GAINS (LOSSES) ON FAIR VALUE HEDGES

Gains (losses) on fair value hedges are driven by hedge ineffectiveness. Hedge ineffectiveness occurs when changes in the fair value of the derivative and the related hedged item do not perfectly offset each other. The primary drivers of hedge ineffectiveness are changes in the benchmark interest rate and volatility. During the three and six months ended June 30, 2013 and 2012, gains (losses) on fair value hedging relationships remained relatively stable and were the result of normal market activity.

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

Investments

We utilize interest rate swaps to economically hedge a portion of our trading securities against changes in fair value. Gains and losses on these economic derivatives are due primarily to changes in interest rates. Gains and losses on our trading securities are due primarily to changes in interest rates and credit spreads. The following table summarizes gains and losses on these economic derivatives as well as losses and gains on the related trading securities (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gains (losses) on interest rate swaps	$56.5	$(27.2)	$73.6	$(13.9)
Interest settlements	(5.6)	(3.4)	(11.0)	(6.8)
Net gains (losses) on investment derivatives	50.9	(30.6)	62.6	(20.7)
Net (losses) gains on related trading securities	(72.4)	21.8	(79.3)	15.4
Net losses on investment hedge relationships	$(21.5)	$(8.8)	$(16.7)	$(5.3)

Balance Sheet

We utilize interest rate caps to economically hedge our mortgage assets against increases in interest rates. Gains and losses on these economic derivatives are due to changes in interest rates and volatility. During the three and six months ended June 30, 2013, we recorded gains on our interest rate caps of $3.0 million and $4.0 million compared to losses of $10.1 million and $10.8 million during the same periods in 2012. The gains recorded during the three and six months ended June 30, 2013 include realized gains from the sale of interest rate caps totaling $1.5 million. As a result of our risk profile during the second quarter of 2013, we sold all of our interest rate caps.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(Losses) gains on interest rate swaps	$(0.5)	$0.2	$(1.4)	$9.3
Losses on interest rate swaps in ineffective fair value hedge relationships	(3.1)	—	(6.4)	(0.2)
Interest settlements	1.6	0.6	4.7	—
Net (losses) gains on consolidated obligation derivatives	(2.0)	0.8	(3.1)	9.1
Net gains on related consolidated obligations elected under the fair value option	0.4	0.4	1.0	2.2
Net (losses) gains on consolidated obligation hedge relationships	$(1.6)	$1.2	$(2.1)	$11.3

Statements of Condition

JUNE 30, 2013 AND DECEMBER 31, 2012

Financial Highlights

Our total assets decreased slightly to $46.0 billion at June 30, 2013 from $47.4 billion at December 31, 2012. Our total liabilities decreased slightly to $43.2 billion at June 30, 2013 from $44.6 billion at December 31, 2012. Total capital was $2.8 billion at June 30, 2013 and December 31, 2012. See further discussion of changes in our financial condition in the appropriate the sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	June 30, 2013	December 31, 2012
Commercial banks	$9,424	$8,983
Thrifts	774	1,011
Credit unions	558	663
Insurance companies	15,239	15,243
Total member advances	25,995	25,900
Housing associates	10	23
Non-member borrowers	159	132
Total par value	$26,164	$26,055

Our total advance par value increased slightly at June 30, 2013 when compared to December 31, 2012. The increase was primarily due to short-term liquidity borrowing from some of our depository member institutions during the quarter. Although our advance par value increased slightly, advance demand remained weak throughout the first half of 2013 as a result of high deposit levels and low loan demand at depository member institutions.

The following table summarizes our advances by product type (dollars in millions):

	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Variable rate	$9,226	35.3	$8,800	33.8
Fixed rate	16,517	63.1	16,820	64.5
Amortizing	421	1.6	435	1.7
Total par value	26,164	100.0	26,055	100.0
Discounts	(9)		(3)
Fair value hedging adjustments	358		562
Total advances	$26,513		$26,614

Fair value hedging adjustments decreased $204.2 million at June 30, 2013 when compared to December 31, 2012. The decrease was primarily due to a decline in cumulative fair value gains on advances in existing hedge relationships resulting from changes in interest rates.

At June 30, 2013 and December 31, 2012, advances outstanding to our five largest member borrowers totaled $9.5 billion and $10.3 billion, representing 36 and 39 percent of our total advances outstanding. The Federal Home Loan Bank Act of 1932 (FHLBank Act) requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there are no probable credit losses on our advances as of June 30, 2013 and December 31, 2012. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	June 30, 2013	December 31, 2012
Fixed rate conventional loans	$6,119	$6,373
Fixed rate government-insured loans	529	513
Total unpaid principal balance	6,648	6,886
Premiums	84	86
Discounts	(17)	(21)
Basis adjustments from mortgage loan commitments	11	17
Total mortgage loans held for portfolio	6,726	6,968
Allowance for credit losses	(15)	(16)
Total mortgage loans held for portfolio, net	$6,711	$6,952

Our mortgage loans declined slightly at June 30, 2013 when compared to December 31, 2012. The decrease was primarily due to principal paydowns exceeding mortgage loan purchases. Throughout the six months ended June 30, 2013, mortgage prepayments generally declined as interest rates slowly increased. Our MPF purchase activity remained relatively stable during the first half of 2013.

During the six months ended June 30, 2013, we recorded no provision for credit losses on our mortgage loans. We believe the current allowance for credit losses of $14.7 million remained adequate to absorb estimated losses in our conventional mortgage loan portfolio at June 30, 2013. For additional discussion on our mortgage loan credit risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Short-term investments
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	2,170	17.5	3,425	25.5
Federal funds sold	1,320	10.6	960	7.1
Total short-term investments	3,491	28.1	4,386	32.6
Long-term investments
Interest-bearing deposits	2	—	2	—
Mortgage-backed securities
Other U.S. obligations - residential	6	0.1	8	0.1
Other U.S. obligations - commercial	3	—	3	—
GSE - residential	6,757	54.4	6,798	50.6
Private-label - residential	35	0.3	41	0.3
Total mortgage-backed securities	6,801	54.8	6,850	51.0
Non-mortgage-backed securities
Other U.S. obligations	476	3.8	473	3.6
GSE obligations	889	7.2	929	6.9
State or local housing agency obligations	104	0.9	96	0.7
Other	649	5.2	697	5.2
Total non-mortgage-backed securities	2,118	17.1	2,195	16.4
Total long-term investments	8,921	71.9	9,047	67.4
Total investments	$12,412	100.0	$13,433	100.0

Our investments decreased eight percent at June 30, 2013 when compared to December 31, 2012. The decrease was primarily due to a reduction in short-term investments held for liquidity purposes. At June 30, 2013, we had investment purchases with a total par value of $106.6 million that had traded but not yet settled. These investments have been recorded as "available-for-sale securities" in our Statements of Condition with a corresponding payable recorded in "other liabilities".

We evaluate AFS and HTM securities in an unrealized loss position for other-than-temporary impairment (OTTI) on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, we perform analyses to determine if any of these securities are other-than-temporarily impaired. At June 30, 2013, we did not consider any of our securities in an unrealized loss position to be other-than-temporarily impaired. Refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At June 30, 2013 and December 31, 2012, the carrying value of consolidated obligations for which we are primarily liable totaled $42.0 billion and $43.0 billion.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	June 30, 2013	December 31, 2012
Total par value	$36,797	$34,155
Premiums	22	25
Discounts	(19)	(19)
Fair value hedging adjustments	17	182
Fair value option adjustments	—	2
Total bonds	$36,817	$34,345

Our bonds increased seven percent at June 30, 2013 when compared to December 31, 2012. The increase was primarily due to our utilization of step-up, callable, and term fixed rate bonds throughout the first half of 2013 to either capture attractive funding or lengthen the maturity of our liabilities.

Fair value hedging adjustments decreased $165.4 million at June 30, 2013 when compared to December 31, 2012. The decrease was primarily due to cumulative fair value gains on bonds in existing hedge relationships resulting from changes in interest rates. In addition, fair value hedging adjustments from terminated hedges decreased due mainly to the normal amortization of existing basis adjustments.

Fair Value Option Bonds

The Bank elected the fair value option for certain bonds that did not qualify for hedge accounting, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. At June 30, 2013 and December 31, 2012, approximately $0.1 billion and $1.9 billion of our bonds were recorded under the fair value option. During the three and six months ended June 30, 2013, we recorded fair value adjustment gains on these bonds of $0.4 million and $1.0 million compared to gains of $0.3 million and $0.9 million for the same periods in 2012. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for the impact of the related economic derivatives.

For additional information on our bonds, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	June 30, 2013	December 31, 2012
Par value	$5,220	$8,677
Discounts	(1)	(2)
Total	$5,219	$8,675

Our discount notes decreased 40 percent at June 30, 2013 when compared to December 31, 2012. The decrease was primarily due to our utilization of step-up, callable, and term fixed rate bonds in place of discount notes to manage our funding needs throughout the first half of 2013.

For additional information on our discount notes, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Derivatives

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk. The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	June 30, 2013	December 31, 2012
Interest rate swaps
Noncallable	$32,481	$23,765
Callable by counterparty	5,804	4,218
Callable by the Bank	35	35
Total interest rate swaps	38,320	28,018
Interest rate caps	—	3,450
Forward settlement agreements (TBAs)	90	93
Mortgage delivery commitments	95	96
Total notional amount	$38,505	$31,657

The notional amount of our derivative contracts increased 22 percent at June 30, 2013 when compared to December 31, 2012. The increase was primarily due to a shift in our funding strategy out of short-term discount notes, which are generally not swapped, and into LIBOR structured debt, including step-up, callable, and term fixed rate bonds, which are generally swapped. The increase was partially offset by the sale of interest rate caps during the second quarter of 2013 as a result of our risk profile.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At June 30, 2013 and December 31, 2012, the total par value of outstanding consolidated obligations for which we are primarily liable was $42.0 billion and $42.8 billion. At June 30, 2013 and December 31, 2012, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $662.5 billion and $645.1 billion.

During the six months ended June 30, 2013, proceeds from the issuance of bonds and discount notes were $23.0 billion and $37.3 billion compared to $13.8 billion and $169.9 billion for the same period in 2012. During the first half of 2013, we had the ability to lock in attractive funding costs on step-up bonds. As a result, we increased our utilization of these bond structures, as well as callable and term fixed rate bonds, to fund certain short-term assets in place of discount notes.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of July 31, 2013, our consolidated obligations were rated AA+/A-1+ by Standard and Poor's and Aaa/P-1 by Moody's and both ratings had a stable outlook. For further discussion of how credit rating changes may impact us in the future, refer to “Item 1A. Risk Factors” in our 2012 Form 10-K.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress when consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of July 31, 2013, no purchases had been made by the U.S. Treasury under this authorization.

Uses of Liquidity

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the six months ended June 30, 2013, payments on consolidated obligations totaled $61.2 billion compared to $186.2 billion for the same period in 2012. A portion of these payments were due to the call and extinguishment of certain higher-costing par value bonds in an effort to better match our projected asset cash flows and reduce our future interest costs. During the six months ended June 30, 2013 and 2012, we called bonds with a total par value of $1.3 billion and $8.9 billion and extinguished bonds with a total par value of $162.1 million and $150.5 million.

During the six months ended June 30, 2013, advance disbursements totaled $26.3 billion compared to $24.9 billion for the same period in 2012. The increase was primarily due to short-term liquidity borrowing from depository institutions during the second quarter. During the six months ended June 30, 2013, investment purchases (excluding overnight investments) totaled $47.4 billion compared to $19.1 billion for the same period in 2012. The increase was primarily due to the purchase of secured resale agreements during the first half of 2013 in an effort to manage our liquidity while reducing counterparty credit risk.

We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

Liquidity Requirements

Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At June 30, 2013 and December 31, 2012 and throughout the six months ended June 30, 2013, we were in compliance with all three of the Finance Agency liquidity requirements.

In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At June 30, 2013 and December 31, 2012 and throughout the six months ended June 30, 2013, we were in compliance with this liquidity guidance.

CAPITAL

Capital Requirements

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock (which includes mandatorily redeemable capital stock) and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all capital stock, including mandatorily redeemable capital stock, and retained earnings. It does not include accumulated other comprehensive income. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At June 30, 2013 and December 31, 2012, we were in compliance with all three of the Finance Agency's regulatory capital requirements. Refer to "Item 1. Financial Statements — Note 12 — Capital" for additional information.

Capital Stock
Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. We have two subclasses of capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10.0 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to a certain percentage of its advances and mortgage loans outstanding. All capital stock issued is subject to a five year notice of redemption period.
The capital stock requirements established in our Capital Plan are designed so that we remain adequately capitalized as member activity changes. Our Board of Directors may make adjustments to the capital stock requirements within ranges established in our Capital Plan. During the second quarter of 2013, our Board of Directors approved a reduction in the activity-based capital stock requirement from 4.45 percent to 4.00 percent. This became effective August 1, 2013.
Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At June 30, 2013 and December 31, 2012, we had no excess capital stock outstanding.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	June 30, 2013	December 31, 2012
Commercial banks	$921	$891
Thrifts	82	97
Credit unions	106	109
Insurance companies	960	966
Total GAAP capital stock	2,069	2,063
Mandatorily redeemable capital stock	15	9
Total regulatory capital stock[1]	$2,084	$2,072

1
Approximately 70 and 71 percent of our total regulatory capital stock outstanding at June 30, 2013 and December 31, 2012 was activity-based capital stock that fluctuates with the outstanding balances of advances made to members and mortgage loans purchased from members.

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we, as determined by our Board of Directors, will establish an action plan to enable us to return to our targeted level of retained earnings within twelve months. At June 30, 2013, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.
The Joint Capital Enhancement Agreement (JCE Agreement), as amended, is intended to enhance our capital position over time. The JCE Agreement requires us to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At June 30, 2013 and December 31, 2012, our restricted retained earnings balance totaled $37.4 million and $28.8 million. For more information on our JCE Agreement, refer to our 2012 Form 10-K.

Dividends

Prior to 2012, we paid the same dividend for both membership and activity-based capital stock. Beginning with the dividend for the first quarter of 2012, declared and paid in the second quarter of 2012, we differentiated dividend payments between membership and activity-based capital stock. Our Board of Directors believes any excess returns on capital stock above an appropriate benchmark rate that are not retained for capital growth should be returned to members that utilize our product and service offerings. Our current dividend philosophy is to pay a membership capital stock dividend similar to a benchmark rate of interest, such as average three-month LIBOR, and an activity-based capital stock dividend, when possible, at least 50 basis points in excess of the membership capital stock dividend. Our actual dividend payout is determined quarterly by our Board of Directors, based on policies, regulatory requirements, financial projections, and actual performance.

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Aggregate cash dividends paid	$12.9	$15.5	$26.0	$31.4
Effective combined annualized dividend rate paid on capital stock	2.59%	3.02%	2.59%	3.01%
Annualized dividend rate paid on membership capital stock	0.50%	0.50%	0.50%	1.75%
Annualized dividend rate paid on activity-based capital stock	3.50%	4.00%	3.50%	3.50%
Average three-month LIBOR	0.28%	0.47%	0.28%	0.49%

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, refer to our 2012 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2013.

Legislative and Regulatory Developments

Interim Final Rule Regarding Executive Compensation

On May 14, 2013, the Finance Agency published an interim final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBanks and the Office of Finance. The Executive Compensation rule addresses the authority of the Finance Agency Director to approve, disapprove, modify, prohibit, or withhold compensation of executive officers of the FHLBanks and the Office of Finance. The interim final rule also addresses the Finance Agency Director's authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The interim final rule prohibits an FHLBank or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. Failure by an FHLBank or the Office of Finance to comply with the rule may result in supervisory action by the Finance Agency. The interim final rule became effective on June 13, 2013, with comments due by July 15, 2013.

Proposed Rule Regarding Golden Parachute and Indemnification Payments

On May 14, 2013, the Finance Agency re-published a proposed rule setting forth the standards that the Finance Agency would take into consideration when limiting or prohibiting golden parachute and indemnification payments if adopted as proposed. The primary impact of this proposed rule would be to better conform existing Finance Agency regulations on golden parachutes with FDIC golden parachute regulations and to further refine limitations on golden parachute payments to further limit any such payments made by an FHLBank or the Office of Finance that is assigned a less than satisfactory composite Finance Agency examination rating. Comments on the proposed rule were due by July 15, 2013.

Housing Finance and Housing GSE Reform

Congress continues to consider reforms for the U.S. housing finance system and the housing GSEs, including the resolution of Fannie Mae and Freddie Mac (collectively, the Enterprises). So far, several new proposals have been offered that would wind down the Enterprises and replace them with a new finance system to support the secondary mortgage market. On June 25, 2013, a bill entitled the Housing Finance Reform and Taxpayer Protection Act of 2013 (the Housing Finance Reform Act) was introduced in the Senate with bipartisan support. On July 11, 2013, Republican leaders of the House Financial Services Committee submitted a proposal entitled the Protecting American Taxpayers and Homeowners Act of 2013 (the PATH Act), which was approved by the Committee on July 24, 2013. Both proposals would have direct implications for us if enacted.

While both proposals reflect the efforts over the past year to lay the groundwork for a new U.S. housing finance structure by creating a single securitization platform and establishing national standards for mortgage securitization, they differ on the role of the Federal government in the revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation (FMIC) as an independent agency in the Federal government, replacing the Finance Agency as the primary Federal regulator of the FHLBanks. The FMIC would facilitate the securitization of eligible mortgages by insuring covered securities, in a catastrophic risk position. The FHLBanks, or a subsidiary, would be allowed to apply to become an approved issuer of covered securities to facilitate access to the secondary market for smaller community mortgage lenders. Any covered MBS issued by the FHLBanks or subsidiary would not be issued as a consolidated obligation and would not be treated as a joint and several obligation of any FHLBank that has not elected to participate in such issuance.

By contrast, the PATH Act would effectively eliminate any government guarantee of conventional, conforming mortgages except for FHA, VA, and similar loans designed to serve first-time home buyers and low-and-moderate income borrowers. The FHLBanks would be authorized to act as aggregators of mortgages for securitization through a newly established common market utility.

The PATH Act would also revamp the statutory provisions governing the board composition of FHLBanks. Among other things, the number of directors would be capped at 15, which could be an important factor in the context of two FHLBanks merging. Special provisions would govern mergers, capping the number of member directors allocated to a state at 2 until each state has at least 1 member director. In addition, the Finance Agency would be given the authority, consistent with the authority of other banking regulators, to regulate and examine vendors of an FHLBank or an Enterprise. Also, the PATH Act would remove the requirement that the Finance Agency adopt regulations establishing standards of community investment or service for FHLBank members.

Any fundamental changes to the U.S. housing finance system could have consequences for the FHLBank System and its ability to provide readily accessible liquidity to its members. However, it is impossible to determine at this time whether or when legislation would be enacted for housing GSE or housing finance reform. The ultimate effects of these efforts on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

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

The final rule also defines the terms "significant nonbank financial company" to mean (i) any nonbank financial company supervised by the Board and (ii) any other nonbank financial company that had $50 billion or more in total consolidated assets as of the end of its most recently completed fiscal year.
If we are designated for supervision by the Federal Reserve (and therefore deemed a significant nonbank financial company), we would be subject to increased supervision and oversight as described above.

Money Market Mutual Fund (MMF) Reform

The Oversight Council has issued certain proposed recommendations for structural reforms of MMFs, stating that such reforms are intended to address the structural vulnerabilities of MMFs. In addition, on June 19, 2013, the SEC proposed two alternatives for amending rules that govern MMFs under the Investment Company Act of 1940. The first alternative proposal would require non-government institutional MMFs to sell and redeem shares based on the current market-based value of the securities in their underlying portfolios. The second alternative proposal would require non-government MMFs to generally impose a liquidity fee if a fund's liquidity levels fell below a specified threshold and would permit the funds to suspend redemptions temporarily. The demand for FHLBank System consolidated obligations may be impacted by the structural reform ultimately adopted. Accordingly, these reforms could cause our funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact our results of operations.

Basel Committee on Banking Supervision - Liquidity Framework
In July 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency adopted a final rule and the FDIC adopted an interim final rule establishing new minimum capital standards for financial institutions to incorporate the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The new capital framework includes, among other things:

•	a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement, and an additional capital conservation buffer;

•	revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•	a supplementary leverage ratio for financial institutions subject to the “advanced approaches” risk-based capital rules.
The new framework could require some member to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for consolidated obligations to the extent that impacted institutions divest or limit their investments in consolidated obligations. Conversely, the new requirements could provide incentive to members to use term advances to create and maintain balance sheet liquidity. Most members must begin compliance with the final rule by January 1, 2015, although some larger members must begin to comply by January 1, 2014.

Risk Management

We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, and business risk. Our primary objective is to manage our assets and liabilities in ways that protect the par redemption value of our capital stock from risks, including fluctuations in market interest rates and spreads. In line with this objective, our ERMP establishes risk measures to monitor our market and liquidity risk. The following is a list of the risk measures in place at June 30, 2013 and whether or not they are monitored by a policy limit:

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

MARKET RISK

We define market risk as the risk that Market Value of Capital Stock (MVCS) or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during the six months ended June 30, 2013 and 2012. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets and liabilities, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements. Our key market risk measures are MVCS Sensitivity and Economic Value of Capital Stock (EVCS).

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

During the first quarter of 2008, due to the low interest rate environment, our Board of Directors suspended indefinitely the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario. In October 2012, our Board of Directors amended the suspension by approving a rule for compliance to the down 200 basis point scenario that reinstates/suspends the associated policy limit when the 10-year swap rate increases above/drops below 2.50 percent and remains so for five consecutive days. In late June 2013, the 10-year swap rate increased above 2.50 percent and remained above that level for five consecutive days. As such, the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario was reinstated and remained in effect at June 30, 2013.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at June 30, 2013 and December 31, 2012:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June	$112.9	$119.4	$121.8	$121.6	$120.5	$118.5	$112.5
December	$108.0	$111.7	$114.9	$116.6	$117.6	$116.6	$110.3

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June	(7.1)%	(1.8)%	0.2%	—%	(0.9)%	(2.6)%	(7.5)%
December	(7.4)%	(4.3)%	(1.5)%	—%	0.8%	—%	(5.4)%

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at June 30, 2013 and December 31, 2012:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June	$121.6	$122.8	$122.5	$121.6	$120.3	$117.9	$112.2
December	$112.0	$114.8	$116.0	$116.6	$117.3	$116.6	$112.1

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June	—%	1.0%	0.8%	—%	(1.0)%	(3.0)%	(7.7)%
December	(4.0)%	(1.5)%	(0.5)%	—%	0.5%	—%	(3.9)%

The increase in base case MVCS at June 30, 2013 when compared to December 31, 2012 was primarily attributable to the following factors:

•
Increased funding costs relative to the LIBOR swap curve. Our funding costs relative to the LIBOR swap curve increased during the six months ended June 30, 2013, thereby decreasing the present value of our liabilities that fund mortgage assets and increasing MVCS.

•
Adjusted net income earned, net of dividend. During the six months ended June 30, 2013, our adjusted net income earned, net of dividend, increased our market value of equity, thereby increasing MVCS. For additional information on our adjusted net income measure, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings."

•
Decreased remaining life of higher coupon debt. Our consolidated obligation bonds at coupons higher than current market levels were closer to maturity during the six months ended June 30, 2013. This decreased the present value of the bonds, thereby increasing MVCS.

The increase in our MVCS at June 30, 2013 when compared to December 31, 2012 was partially offset by increased option-adjusted spread on our mortgage assets. During the six months ended June 30, 2013, the spread between mortgage interest rates and LIBOR, adjusted for the mortgage prepayment option, increased when compared to December 31, 2012. This had a negative impact on MVCS as it decreased the value of mortgage related assets.

Economic Value of Capital Stock

We define EVCS as the net present value of expected future cash flows of our assets and liabilities, discounted at our cost of funds, divided by the total shares of capital stock outstanding. This method reduces the impact of day-to-day price changes that cannot be attributed to any of the standard market factors, such as movements in interest rates or volatilities. Thus, EVCS provides an estimated measure of the long-term value of one share of our capital stock.

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at June 30, 2013 and December 31, 2012:

Economic Value of Capital Stock (dollars per share)
June	$126.6
December	$126.0

The increase in our EVCS at June 30, 2013 when compared to December 31, 2012 was primarily attributable to the following factors:

•
Decreased remaining life of higher coupon debt. Our consolidated obligation bonds at coupons higher than current market levels were closer to maturity during the six months ended June 30, 2013. This decreased the present value of the bonds, thereby increasing EVCS.

•
Increased mortgage rate spreads. The spreads between mortgage asset yields and swap rates increased when compared to December 31, 2012, which had a positive impact on EVCS due to lower projected prepayment speeds on mortgage related assets.

The increase in our EVCS at June 30, 2013 when compared to December 31, 2012 was partially offset by increased funding costs relative to the LIBOR swap curve. This had a negative impact on EVCS as the value of our assets decreased more than that of our liabilities.

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

We are required by regulation to obtain sufficient collateral to fully secure our advances and other credit products. Eligible collateral includes (i) whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and Federal Family Education Loan Program guaranteed student loans, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. Community Financial Institutions (CFIs) may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each borrower's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

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

At June 30, 2013 and December 31, 2012, borrowers pledged $133.1 billion and $123.0 billion of collateral (net of applicable discounts) to support activity with us, including advances. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on our credit products as of June 30, 2013 and December 31, 2012. Accordingly, we have not recorded any allowance for credit losses on our credit products.

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

The following table presents the unpaid principal balance of our MPF portfolio by product type (dollars in millions):

Product Type	June 30, 2013	December 31, 2012
Original MPF	$834	$810
MPF 100	41	48
MPF 125	3,576	3,534
MPF Plus	1,668	1,981
MPF Government	529	513
Total unpaid principal balance	$6,648	$6,886

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

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage portfolio. We do not factor expected proceeds from PMI into our allowance for credit losses. During the six months ended June 30, 2013, we recorded no provision for credit losses. We believe the current allowance remained adequate to absorb estimated losses in our conventional mortgage loan portfolio at June 30, 2013. Refer to “Item 1. Financial Statements — Note 9 — Allowance for Credit Losses” for additional information on our allowance for credit losses.

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance, beginning of period	$15	$18	$16	$19
Charge-offs	—	(1)	(1)	(2)
Balance, end of period	$15	$17	$15	$17

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

MORTGAGE-BACKED SECURITIES

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or that carry the highest investment grade rating by an nationally recognized statistical rating organization (NRSRO) at the time of purchase. We are exposed to credit risk to the extent these MBS fail to perform adequately. We perform ongoing analysis on these investments to determine potential credit issues. At June 30, 2013 and December 31, 2012, we owned $6.8 billion and $6.9 billion of MBS, of which approximately 99.5 percent and 99.4 percent were guaranteed by the U.S. Government or issued by GSEs and 0.5 and 0.6 percent were private-label MBS at each period end.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS (dollars in millions):

June 30, 2013
Credit rating:
A	$25
BBB	10
Total unpaid principal balance	$35

Amortized cost	$35
Gross unrealized gains	—
Gross unrealized losses	(1)
Fair value	$34

Weighted average percentage of fair value to unpaid principal balance	98%
Original weighted average FICO® score	725
Original weighted average credit support[1]	4%
Weighted average credit support[2]	11%
Weighted average collateral delinquency rate[3]	8%

1	Based on the credit support at the time of issuance and is calculated using the unpaid principal balance of the individual securities and their respective original credit support.

2	Based on the credit support as of June 30, 2013 and is calculated using the unpaid principal balance of the individual securities and their respective credit support as of June 30, 2013.

3	Represents the percentage of underlying loans that are 60 days or more past due.

At June 30, 2013, we did not consider any of our private-label MBS to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment.”

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We were in compliance with the above regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of June 30, 2013.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from one to 15 percent based on the counterparty's credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of two to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of June 30, 2013, we were in compliance with the regulatory limits established for unsecured credit.

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

At June 30, 2013, our unsecured investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at June 30, 2013 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1]
Domicile of Counterparty	AA	A
Domestic	$—	$170
U.S. subsidiaries of foreign commercial banks	—	400
Subtotal	—	570
U.S. branches and agency offices of foreign commercial banks
Canada	—	350
Sweden	200	—
Norway	—	200
Total unsecured investment exposure	$200	$1,120

1	Represents the lowest credit rating available for each investment based on an NRSRO.

The following tables summarizes the carrying value of our investments by credit rating (dollars in millions):

	June 30, 2013
	Credit Rating[1]
	AAA	AA	A	BBB	Unrated	Total
Interest-bearing deposits[2]	$—	$3	$—	$—	$—	$3
Securities purchased under agreements to resell	—	—	1,570	—	600	2,170
Federal funds sold	—	200	1,120	—	—	1,320
Investment securities:
Non-mortgage-backed securities
Other U.S. obligations	—	476	—	—	—	476
GSE obligations	—	889	—	—	—	889
State or local housing agency obligations	24	80	—	—	—	104
Other[3]	344	304	—	—	1	649
Total non-mortgage-backed securities	368	1,749	—	—	1	2,118
Mortgage-backed securities
GSE - residential	—	6,757	—	—	—	6,757
Other U.S. obligations - residential	—	6	—	—	—	6
Other U.S. obligations - commercial	—	3	—	—	—	3
Private-label - residential	—	—	25	10	—	35
Total mortgage-backed securities	—	6,766	25	10	—	6,801
Total investments[4]	$368	$8,718	$2,715	$10	$601	$12,412

	December 31, 2012
	Credit Rating[1]
	AAA	AA	A	BBB	Unrated	Total
Interest-bearing deposits[2]	$—	$3	$—	$—	$—	$3
Securities purchased under agreements to resell	—	—	2,500	—	925	3,425
Federal funds sold	—	—	960	—	—	960
Investment securities:
Non-mortgage-backed securities
Other U.S. obligations	—	473	—	—	—	473
GSE obligations	—	929	—	—	—	929
State or local housing agency obligations	8	88	—	—	—	96
Other[3]	374	321	—	—	2	697
Total non-mortgage-backed securities	382	1,811	—	—	2	2,195
Mortgage-backed securities
GSE - residential	—	6,798	—	—	—	6,798
Other U.S. obligations - residential	—	8	—	—	—	8
Other U.S. obligations - commercial	—	3	—	—	—	3
Private-label - residential	13	1	16	11	—	41
Total mortgage-backed securities	13	6,810	16	11	—	6,850
Total investments[4]	$395	$8,624	$3,476	$11	$927	$13,433

1	Represents the lowest credit rating available for each investment based on an NRSRO.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Other "unrated" investments represents an equity investment in a Small Business Investment Company.

4	At June 30, 2013 and December 31, 2012, eleven and seven percent of our total investments were unsecured.

Our total investments decreased at June 30, 2013 when compared to December 31, 2012 due primarily to the maturity of short-term money market investments. The decline was offset in part by the purchase of certain state or local housing agency obligations, other U.S. obligations, and GSE MBS during the first half of 2013 as a result of favorable market conditions.

Derivatives

Our derivative transactions may be either over-the-counter with a counterparty (bilateral derivatives) or over-the-counter cleared through a Futures Commission Merchant (clearing member) with a Central Counterparty Clearinghouse (cleared derivatives). We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. The amount of credit risk on derivatives depends on the extent to which netting procedures and collateral requirements are used and are effective in mitigating the risk. We manage credit risk through credit analyses, collateral requirements, and adherence to the requirements set forth in our policies and Finance Agency regulations.

Bilateral Derivatives. We are subject to nonperformance by the counterparties to our derivative agreements. We generally require collateral on bilateral derivative agreements. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty generally must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our bilateral derivative agreements with counterparties as of June 30, 2013.

Cleared Derivatives. We are subject to nonperformance by the Central Counterparty Clearinghouse (Clearinghouse). The requirement that we post initial and variation margin through the clearing member, on behalf of the Clearinghouse, exposes us to institutional credit risk in the event that the clearing member or the Clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the fair value of cleared derivatives through a clearing member. We do not anticipate any credit losses on our cleared derivatives as of June 30, 2013.

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. Our maximum credit risk is the estimated cost of replacing derivatives if the counterparty defaults, minus the value of any related collateral. In determining maximum credit risk, we consider, with respect to each counterparty, accrued interest receivables and payables as well as the legal right to net assets and liabilities.

The following table shows our derivative counterparty credit exposure (dollars in millions):

	June 30, 2013
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
A	$3,897	$6	$(3)	$3
Cleared derivatives[2]	864	1	1	2
Liability positions with credit exposure
Bilateral derivatives
A	165	(6)	7	1
BBB	3,441	(79)	87	8
Total derivative positions with credit exposure to non-member counterparties	8,367	(79)	92	14
Member institutions[3,4]	22	—	—	—
Total	8,389	$(79)	$92	$14
Derivative positions without credit exposure	30,116
Total notional	$38,505

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Represents derivative transactions cleared with Clearinghouses, which are not rated.

3	Net credit exposure is less than $1.0 million.

4	Represents mortgage delivery commitments with our member institutions.

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2012
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
AA2	$150	$—	$—	$—
A	2,672	3	—	3
Liability positions with credit exposure
Bilateral derivatives
A	2,558	(89)	90	1
Total derivative positions with credit exposure to non-member counterparties	5,380	(86)	90	4
Member institutions[2,3]	54	—	—	—
Total	5,434	$(86)	$90	$4
Derivative positions without credit exposure	26,223
Total notional	$31,657

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Net credit exposure is less than $1.0 million.

3	Represents mortgage delivery commitments with our member institutions.

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

Internal Control Over Financial Reporting

For the second quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently aware of any pending or threatened legal proceedings against us, other than ordinary routine litigation incidental to our business, that could have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2012 Form 10-K. There have been no material changes to our risk factors during the six months ended June 30, 2013.

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
101
The following financial information from the Bank's Second Quarter 2013 Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condition at June 30, 2013 and December 31, 2012, (ii) Statements of Income for the Three and Six Months Ended June 30, 2013 and 2012, (iii) Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012, (iv) Statements of Capital as of June 30, 2013 and June 30, 2012, (v) Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and (vi) Condensed Notes to the Unaudited Financial Statements[4]

1	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the SEC on May 12, 2006.

2	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the SEC on March 2, 2009.

3	Incorporated by reference to exhibit 99.2 of our Form 8-K filed with the SEC on July 17, 2013.

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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	August 9, 2013

By:	/s/ Richard S. Swanson
Richard S. Swanson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ardis E. Kelley
Ardis E. Kelley Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)