Form 10-Q
period 2013-09-30
Federal Home Loan Bank of Des Moines
filed 2013-11-08
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2013
Class B Stock, par value $100	26,889,212

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in thousands, except capital stock par value)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$182,672	$252,113
Interest-bearing deposits	3,128	3,238
Securities purchased under agreements to resell	2,450,000	3,425,000
Federal funds sold	585,000	960,000
Investment securities
Trading securities (Note 3)	1,042,348	1,145,430
Available-for-sale securities (Note 4)	6,304,783	4,859,806
Held-to-maturity securities (fair value of $2,028,648 and $3,198,129) (Note 5)	1,950,808	3,039,721
Total investment securities	9,297,939	9,044,957
Advances (Note 7)	45,786,532	26,613,915
Mortgage loans held for portfolio, net
Mortgage loans held for portfolio (Note 8)	6,603,729	6,967,603
Allowance for credit losses on mortgage loans (Note 9)	(14,240)	(15,793)
Total mortgage loans held for portfolio, net	6,589,489	6,951,810
Accrued interest receivable	74,968	66,410
Premises, software, and equipment, net	17,890	13,534
Derivative assets, net (Note 10)	43,591	3,813
Other assets	31,514	32,486
TOTAL ASSETS	$65,062,723	$47,367,276
LIABILITIES
Deposits
Interest-bearing	$531,805	$872,852
Non-interest-bearing	128,873	211,892
Total deposits	660,678	1,084,744
Consolidated obligations (Note 11)
Discount notes	28,217,530	8,674,370
Bonds (includes $50,060 and $1,866,985 at fair value under the fair value option)	32,227,351	34,345,183
Total consolidated obligations	60,444,881	43,019,553
Mandatorily redeemable capital stock (Note 12)	13,383	9,561
Accrued interest payable	107,078	106,611
Affordable Housing Program payable	37,211	36,720
Derivative liabilities, net (Note 10)	70,582	100,700
Other liabilities	310,306	175,086
TOTAL LIABILITIES	61,644,119	44,532,975
Commitments and contingencies (Note 14)
CAPITAL (Note 12)
Capital stock - Class B putable ($100 par value); 26,899 and 20,627 issued and outstanding shares	2,689,936	2,062,714
Retained earnings
Unrestricted	612,522	593,129
Restricted	43,433	28,820
Total retained earnings	655,955	621,949
Accumulated other comprehensive income	72,713	149,638
TOTAL CAPITAL	3,418,604	2,834,301
TOTAL LIABILITIES AND CAPITAL	$65,062,723	$47,367,276

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
INTEREST INCOME
Advances	$46,542	$60,087	$140,392	$187,442
Prepayment fees on advances, net	1,351	5,900	4,437	24,083
Interest-bearing deposits	57	167	325	498
Securities purchased under agreements to resell	289	1,067	2,831	2,482
Federal funds sold	211	640	909	1,787
Trading securities	8,370	5,622	24,920	17,834
Available-for-sale securities	19,569	18,812	54,445	57,868
Held-to-maturity securities	14,619	26,807	51,414	90,558
Mortgage loans held for portfolio	62,020	70,639	190,923	217,916
Total interest income	153,028	189,741	470,596	600,468
INTEREST EXPENSE
Consolidated obligations - Discount notes	2,431	3,674	6,114	7,879
Consolidated obligations - Bonds	99,734	126,561	309,442	407,884
Deposits	28	133	92	308
Borrowings from other FHLBanks	1	1	1	1
Mandatorily redeemable capital stock	93	52	235	179
Total interest expense	102,287	130,421	315,884	416,251
NET INTEREST INCOME	50,741	59,320	154,712	184,217
OTHER (LOSS) INCOME
Other-than-temporary impairment losses	(1,293)	—	(1,293)	—
Net (losses) gains on trading securities	(7,851)	11,950	(87,153)	26,871
Net gains on sale of available-for-sale securities	1,094	—	3,039	—
Net gains on consolidated obligations held at fair value	28	738	1,001	2,961
Net gains (losses) on derivatives and hedging activities	2,364	(11,361)	72,343	(32,953)
Net losses on extinguishment of debt	—	(25,866)	(25,742)	(48,605)
Other, net	1,572	(10)	4,209	2,473
Total other loss	(4,086)	(24,549)	(33,596)	(49,253)
OTHER EXPENSE
Compensation and benefits	7,103	7,700	21,518	24,025
Contractual services	1,556	1,434	4,673	4,155
Other operating expenses	3,236	3,695	9,382	10,624
Federal Housing Finance Agency	608	1,075	2,193	3,454
Office of Finance	685	676	2,141	2,111
Total other expense	13,188	14,580	39,907	44,369
INCOME BEFORE ASSESSMENTS	33,467	20,191	81,209	90,595
Affordable Housing Program assessments	3,357	2,025	8,145	9,078
NET INCOME	$30,110	$18,166	$73,064	$81,517

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$30,110	$18,166	$73,064	$81,517
Other comprehensive (loss) income
Net unrealized (losses) gains on available-for-sale securities
Unrealized (losses) gains	(13,809)	18,467	(75,767)	33,270
Reclassification adjustment for other-than-temporary impairment losses on available-for-sale securities included in net income	1,293	—	1,293	—
Reclassification adjustment for realized net gains on the sale of available-for-sale securities included in net income	(1,094)	—	(3,039)	—
Total net unrealized (losses) gains on available-for-sale securities	(13,610)	18,467	(77,513)	33,270
Pension and postretirement benefits	141	107	588	291
Total other comprehensive (loss) income	(13,469)	18,574	(76,925)	33,561
TOTAL COMPREHENSIVE INCOME (LOSS)	$16,641	$36,740	$(3,861)	$115,078

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in thousands)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2011	21,089	$2,108,878	$562,442	$6,533	$568,975	$134,561	$2,812,414
Proceeds from issuance of capital stock	8,677	867,668	—	—	—	—	867,668
Repurchase/redemption of capital stock	(9,447)	(944,673)	—	—	—	—	(944,673)
Net shares reclassified to mandatorily redeemable capital stock	(75)	(7,513)	—	—	—	—	(7,513)
Comprehensive income	—	—	65,213	16,304	81,517	33,561	115,078
Cash dividends on capital stock	—	—	(44,933)	—	(44,933)	—	(44,933)
BALANCE, SEPTEMBER 30, 2012	20,244	$2,024,360	$582,722	$22,837	$605,559	$168,122	$2,798,041

BALANCE, DECEMBER 31, 2012	20,627	$2,062,714	$593,129	$28,820	$621,949	$149,638	$2,834,301
Proceeds from issuance of capital stock	19,603	1,960,276	—	—	—	—	1,960,276
Repurchase/redemption of capital stock	(13,131)	(1,313,113)	—	—	—	—	(1,313,113)
Net shares reclassified to mandatorily redeemable capital stock	(200)	(19,941)	—	—	—	—	(19,941)
Comprehensive income (loss)	—	—	58,451	14,613	73,064	(76,925)	(3,861)
Cash dividends on capital stock	—	—	(39,058)	—	(39,058)	—	(39,058)
BALANCE, SEPTEMBER 30, 2013	26,899	$2,689,936	$612,522	$43,433	$655,955	$72,713	$3,418,604

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$73,064	$81,517
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,707	332,617
Other-than-temporary impairment losses	1,293	—
Net losses (gains) on trading securities	87,153	(26,871)
Net gains on sale of available-for-sale securities	(3,039)	—
Net gains on consolidated obligations held at fair value	(1,001)	(2,961)
Net change in derivatives and hedging activities	(79,538)	(253,799)
Net losses on extinguishment of debt	25,742	48,605
Other adjustments	1,280	(1,620)
Net change in:
Accrued interest receivable	(8,275)	(4,291)
Other assets	1,691	8,689
Accrued interest payable	(455)	(24,977)
Other liabilities	(1,825)	1,028
Total adjustments	25,733	76,420
Net cash provided by operating activities	98,797	157,937
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	129,546	220,904
Securities purchased under agreements to resell	975,000	(4,300,000)
Federal funds sold	375,000	785,000
Premises, software, and equipment	(6,197)	(1,882)
Trading securities
Proceeds from maturities of long-term	15,928	1,010,660
Purchases of long-term	(140,579)	(295,415)
Available-for-sale securities
Proceeds from sales and maturities of long-term	948,144	1,618,173
Purchases of long-term	(2,277,344)	(1,095,753)
Held-to-maturity securities
Net decrease in short-term	—	340,000
Proceeds from maturities of long-term	1,087,245	1,350,452
Advances
Principal collected	46,552,289	36,196,408
Originated	(65,935,653)	(35,740,185)
Mortgage loans held for portfolio
Principal collected	1,338,707	1,669,472
Originated or purchased	(1,011,847)	(1,674,486)
Proceeds from sales of foreclosed assets	19,763	22,079
Net cash (used in) provided by investing activities	(17,929,998)	105,427

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
FINANCING ACTIVITIES
Net change in deposits	(399,416)	457,796
Net payments on derivative contracts with financing elements	(5,987)	(6,927)
Net proceeds from issuance of consolidated obligations
Discount notes	90,857,889	237,611,755
Bonds	30,389,908	15,666,208
Payments for maturing and retiring consolidated obligations
Discount notes	(71,313,457)	(230,263,866)
Bonds	(32,186,422)	(23,507,996)
Bonds transferred to other FHLBanks	(172,741)	(130,276)
Proceeds from issuance of capital stock	1,960,276	867,668
Payments for repurchase/redemption of mandatorily redeemable capital stock	(16,119)	(3,339)
Payments for repurchase/redemption of capital stock	(1,313,113)	(944,673)
Cash dividends paid	(39,058)	(44,933)
Net cash provided by (used in) financing activities	17,761,760	(298,583)
Net decrease in cash and due from banks	(69,441)	(35,219)
Cash and due from banks at beginning of the period	252,113	240,156
Cash and due from banks at end of the period	$182,672	$204,937

SUPPLEMENTAL DISCLOSURES
Interest paid	$630,785	$880,235
Affordable Housing Program payments	$7,654	$11,503
Transfers of mortgage loans to real estate owned	$12,465	$16,431

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

Financial Instruments Meeting Netting Requirements

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

The net exposure for these financial instruments can change on a daily basis and therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in “Note 10 — Derivatives and Hedging Activities.”

Based on the fair value of the related collateral held, the Bank's securities purchased under agreements to resell were fully collateralized for the periods presented. Additional information about the Bank's securities purchased under agreements to resell is disclosed in “Note 1 — Summary of Significant Accounting Policies” of the Bank's 2012 Form 10-K.

Reclassifications

Certain amounts in the Bank's 2012 financial statements and footnotes have been reclassified to conform to the presentation for the three and nine months ended September 30, 2013.

Out of Period Adjustments

Included in net income for the three months ended September 30, 2013 was $3.0 million in out of period adjustments, of which $2.1 million and $0.1 million related to income that should have been recorded during the three months ended March 31, 2013 and June 30, 2013. The remaining $0.8 million related to income that should have been recorded in periods prior to 2013. These out of period adjustments were recorded as a component of other (loss) income in “Net gains (losses) on derivatives and hedging activities.” Management has determined after evaluating the quantitative and qualitative aspects of the errors that such errors were not material to the previously issued financial statements.

Note 2 — Recently Adopted and Issued Accounting Guidance

ADOPTED ACCOUNTING GUIDANCE

Inclusion of the Overnight Index Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

On July 17, 2013, the Financial Accounting Standards Board (FASB) amended existing guidance to include the Fed Funds Effective Swap Rate, also referred to as the Overnight Index Swap Rate (OIS), as a U.S. benchmark interest rate for hedge accounting purposes. Including OIS as an acceptable U.S. benchmark interest rate, in addition to U.S. Treasuries and London Interbank Offered Rate (LIBOR), provides a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under hedge accounting guidance. The amendments also remove the restriction on using different benchmark interest rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate, and were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Bank does not anticipate this guidance having an effect on its hedging strategies.

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

Disclosures about Offsetting Assets and Liabilities

On December 16, 2011, the FASB and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance was amended on January 31, 2013 to clarify that its scope only included certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. An entity is required to disclose both gross and net information about derivative, repurchase, and security lending instruments that meet these criteria. This guidance, as amended, became effective for interim and annual periods beginning on January 1, 2013 and was applied retrospectively for all comparative periods presented. The adoption of this guidance resulted in increased interim and annual financial statement disclosures, but did not affect the Bank's financial condition, results of operations, or cash flows.

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

Note 3 — Trading Securities

Major Security Types

Trading securities were as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
Non-mortgage-backed securities
Other U.S. obligations	$276,990	$309,540
GSE obligations	55,787	64,445
Other[1]	268,844	294,933
Total non-mortgage-backed securities	601,621	668,918
Mortgage-backed securities
GSE - residential	440,727	476,512
Total fair value	$1,042,348	$1,145,430

1	Consists of taxable municipal bonds.

Net (Losses) Gains on Trading Securities

During the three and nine months ended September 30, 2013, the Bank recorded net holding losses of $7.9 million and $87.2 million on its trading securities compared to net holding gains of $12.0 million and $26.9 million for the same periods in 2012. The Bank did not sell any trading securities during the three and nine months ended September 30, 2013 and 2012.

Note 4 — Available-for-Sale Securities

Major Security Types

Available-for-sale (AFS) securities were as follows (dollars in thousands):

	September 30, 2013
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations	$180,575	$6,912	$(110)	$187,377
GSE obligations	491,796	30,159	(2,301)	519,654
State or local housing agency obligations	25,260	—	(1,134)	24,126
Other[2]	275,725	5,701	(16)	281,410
Total non-mortgage-backed securities	973,356	42,772	(3,561)	1,012,567
Mortgage-backed securities
GSE - residential	5,256,159	57,215	(21,158)	5,292,216
Total	$6,229,515	$99,987	$(24,719)	$6,304,783

	December 31, 2012
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations	$151,764	$11,451	$—	$163,215
GSE obligations	509,941	46,637	(747)	555,831
State or local housing agency obligations	8,351	50	—	8,401
Other[2]	391,814	8,596	—	400,410
Total non-mortgage-backed securities	1,061,870	66,734	(747)	1,127,857
Mortgage-backed securities
GSE - residential	3,645,155	88,595	(1,801)	3,731,949
Total	$4,707,025	$155,329	$(2,548)	$4,859,806

1
Amortized cost includes adjustments made to the cost basis of an investment for amortization, accretion, previous other-than-temporary impairment (OTTI) recognized in earnings, and fair value hedge accounting adjustments.

2	Consists of Private Export Funding Corporation (PEFCO) and taxable municipal bonds.

Unrealized Losses

The following table summarizes AFS securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations	$39,075	$(110)	$—	$—	$39,075	$(110)
GSE obligations	87,708	(882)	59,564	(1,419)	147,272	(2,301)
State or local housing agency obligations	24,126	(1,134)	—	—	24,126	(1,134)
Other	10,407	(16)	—	—	10,407	(16)
Total non-mortgage-backed securities	161,316	(2,142)	59,564	(1,419)	220,880	(3,561)
Mortgage-backed securities
GSE - residential	2,383,123	(20,028)	231,932	(1,130)	2,615,055	(21,158)
Total	$2,544,439	$(22,170)	$291,496	$(2,549)	$2,835,935	$(24,719)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
GSE obligations	$39,483	$(357)	$22,095	$(390)	$61,578	$(747)
Mortgage-backed securities
GSE - residential	154,914	(1,395)	257,974	(406)	412,888	(1,801)
Total	$194,397	$(1,752)	$280,069	$(796)	$474,466	$(2,548)

Redemption Terms

The following table summarizes the amortized cost and fair value of AFS securities categorized by contractual maturity. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	September 30, 2013		December 31, 2012
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$9,965	$10,135	$—	$—
Due after one year through five years	421,903	449,002	314,601	332,189
Due after five years through ten years	340,866	348,967	542,448	583,674
Due after ten years	200,622	204,463	204,821	211,994
Total non-mortgage-backed securities	973,356	1,012,567	1,061,870	1,127,857
Mortgage-backed securities	5,256,159	5,292,216	3,645,155	3,731,949
Total	$6,229,515	$6,304,783	$4,707,025	$4,859,806

Net Gains on Sale of AFS Securities

During the three months ended September 30, 2013, the Bank received $88.0 million in proceeds from the sale of AFS securities and recognized gross gains of $1.1 million. During the nine months ended September 30, 2013, the Bank received $100.6 million in proceeds from the sale of AFS securities and recognized gross gains of $3.0 million. During the three and nine months ended September 30, 2012, the Bank did not sell any AFS securities.

Note 5 — Held-to-Maturity Securities

Major Security Types

Held-to-maturity (HTM) securities were as follows (dollars in thousands):

	September 30, 2013
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$307,268	$39,879	$—	$347,147
State or local housing agency obligations	74,151	3,980	—	78,131
Other[2]	807	—	—	807
Total non-mortgage-backed securities	382,226	43,859	—	426,085
Mortgage-backed securities
Other U.S. obligations - residential	5,875	22	—	5,897
Other U.S. obligations - commercial	2,203	6	—	2,209
GSE - residential	1,528,683	35,459	(826)	1,563,316
Private-label - residential	31,821	125	(805)	31,141
Total mortgage-backed securities	1,568,582	35,612	(1,631)	1,602,563
Total	$1,950,808	$79,471	$(1,631)	$2,028,648

	December 31, 2012
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$308,496	$86,601	$—	$395,097
State or local housing agency obligations	87,659	8,930	—	96,589
Other[2]	1,795	—	—	1,795
Total non-mortgage-backed securities	397,950	95,531	—	493,481
Mortgage-backed securities
Other U.S. obligations - residential	7,756	32	—	7,788
Other U.S. obligations - commercial	2,884	10	—	2,894
GSE - residential	2,590,195	63,902	(226)	2,653,871
Private-label - residential	40,936	480	(1,321)	40,095
Total mortgage-backed securities	2,641,771	64,424	(1,547)	2,704,648
Total	$3,039,721	$159,955	$(1,547)	$3,198,129

1	Amortized cost includes adjustments made to the cost basis of an investment for amortization and accretion.

2	Consists of an investment in a Small Business Investment Company.

Unrealized Losses

The following tables summarize HTM securities with unrealized losses. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
GSE - residential	$76,816	$(193)	$122,958	$(633)	$199,774	$(826)
Private-label - residential	—	—	20,719	(805)	20,719	(805)
Total mortgage-backed securities	$76,816	$(193)	$143,677	$(1,438)	$220,493	$(1,631)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
GSE - residential	$—	$—	$156,945	$(226)	$156,945	$(226)
Private-label - residential	—	—	26,277	(1,321)	26,277	(1,321)
Total mortgage-backed securities	$—	$—	$183,222	$(1,547)	$183,222	$(1,547)

Redemption Terms

The following table summarizes the amortized cost and fair value of HTM securities categorized by contractual maturity. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	September 30, 2013		December 31, 2012
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$807	$807	$1,795	$1,795
Due after ten years	381,419	425,278	396,155	491,686
Total non-mortgage-backed securities	382,226	426,085	397,950	493,481
Mortgage-backed securities	1,568,582	1,602,563	2,641,771	2,704,648
Total	$1,950,808	$2,028,648	$3,039,721	$3,198,129

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

During the third quarter of 2013, the Bank changed its intent and decided to sell three similar non-mortgage-backed securities held in its AFS portfolio. Two of these securities were sold during the third quarter of 2013 and the Bank recorded gross gains on these sales of $1.1 million through "Net gains on sale of available-for-sale securities" in the Statements of Income. The third and only remaining security of that type was in an unrealized loss position at September 30, 2013. The decline in value was due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligation. Due to the Bank's intent to sell the security, an OTTI charge of $1.3 million was recorded through “Other-than-temporary impairment losses" in the Statements of Income. This charge represented the entire difference between the amortized cost basis and estimated fair value of the security.

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

As of September 30, 2013, the Bank obtained cash flow analyses for all of its private-label MBS from its designated FHLBanks. The cash flow analyses used two third-party models. The first third-party model considered borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSAs refer collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. A CBSA must contain at least one urban area with a population of 10,000 or more people.

The OTTI Governance Committee developed a short-term housing price forecast using whole percentages, with projected changes ranging from a decline of five percent to an increase of eight percent over the twelve month period beginning July 1, 2013. For the vast majority of markets, the short-term forecast had changes ranging from a decline of one percent to an increase of seven percent. Thereafter, home prices were projected to recover using one of five different recovery paths.

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

The Bank compared the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At September 30, 2013, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at September 30, 2013.

All Other Investment Securities

On a quarterly basis, the Bank reviews all remaining AFS and HTM securities in an unrealized loss position to determine whether they are other-than temporarily impaired. The following was determined for the Bank's other investment securities in an unrealized loss position at September 30, 2013:

•
Other U.S. obligations and GSE securities. The unrealized losses were due primarily to interest rate volatility. Because the Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases, it did not consider any of these securities to be other-than-temporarily impaired at September 30, 2013. Additionally, the strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations.

•
State housing agency obligations and taxable municipal bonds. The unrealized losses were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at September 30, 2013. Additionally, the creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements was sufficient to protect the Bank from losses based on current expectations.

Note 7 — Advances

Redemption Terms

The following table summarizes the Bank's advances outstanding by year of contractual maturity (dollars in thousands):

	September 30, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$17	3.30	$35	3.32
Due in one year or less	7,906,978	0.72	10,306,571	1.03
Due after one year through two years	3,540,790	0.93	1,900,515	1.59
Due after two years through three years	2,713,391	1.89	2,289,104	1.62
Due after three years through four years	2,828,571	2.19	2,096,668	2.34
Due after four years through five years	22,590,181	0.52	2,893,016	2.49
Thereafter	5,858,200	0.96	6,568,855	1.58
Total par value	45,438,128	0.83	26,054,764	1.53
Premiums	157		169
Discounts	(8,262)		(3,247)
Fair value hedging adjustments	356,509		562,229
Total	$45,786,532		$26,613,915

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) without incurring prepayment fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call date, the borrower pays a higher fixed rate for the advance relative to an equivalent maturity, noncallable, fixed rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At September 30, 2013 and December 31, 2012, the Bank had callable advances outstanding totaling $26.4 billion and $5.7 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At September 30, 2013 and December 31, 2012, the Bank had putable advances outstanding totaling $2.5 billion and $2.9 billion.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gross prepayment fee income	$1,650	$13,347	$15,460	$353,876
Fair value hedging adjustments	(299)	(7,447)	(11,023)	(329,793)
Prepayment fees on advances, net	$1,351	$5,900	$4,437	$24,083

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

The following table presents information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	September 30, 2013	December 31, 2012
Fixed rate, medium-term single family mortgages[1]	$1,708,193	$1,880,646
Fixed rate, long-term single family mortgages	4,821,562	5,005,194
Total unpaid principal balance	6,529,755	6,885,840
Premiums	81,833	86,112
Discounts	(16,482)	(21,277)
Basis adjustments from mortgage loan commitments	8,623	16,928
Total mortgage loans held for portfolio	6,603,729	6,967,603
Allowance for credit losses	(14,240)	(15,793)
Total mortgage loans held for portfolio, net	$6,589,489	$6,951,810

1	Medium-term is defined as a term of 15 years or less.

The following table presents the Bank's mortgage loans held for portfolio by type (dollars in thousands):

	September 30, 2013	December 31, 2012
Conventional loans	$5,990,943	$6,372,542
Government-insured loans	538,812	513,298
Total unpaid principal balance	$6,529,755	$6,885,840

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

Taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At September 30, 2013 and December 31, 2012, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At September 30, 2013 and December 31, 2012, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, none of the Bank's credit products were troubled debt restructurings (TDRs) during the nine months ended September 30, 2013 and 2012.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on its credit products as of September 30, 2013 and December 31, 2012. Accordingly, the Bank has not recorded any allowance for credit losses.

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans secured by one-to-four family residential properties. Government-insured mortgage loans are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government mortgage loans. Any principal losses incurred on such mortgage loans that are not recovered from the guarantor are absorbed by the servicers. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at September 30, 2013 and December 31, 2012. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

•
First Loss Account. The first loss account (FLA) is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. Credit enhancement fees paid totaled $3.2 million and $6.0 million during the nine months ended September 30, 2013 and 2012. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments with a PFI credit enhancement obligation was $86.8 million and $126.0 million at September 30, 2013 and December 31, 2012. The decline in the FLA balance was due to the Bank canceling supplemental mortgage insurance (SMI) policies on certain master commitments during the first quarter of 2013. This eliminated the PFI credit enhancement obligation on those master commitments, which in turn reduced the FLA balance on those master commitments to zero.

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

Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not. At September 30, 2013 and December 31, 2012, the Bank determined that the amount of performance-based credit enhancement fees available for recapture from the PFIs at the master commitment level was immaterial. As such, it did not factor credit enhancement fees into its estimate of the allowance for credit losses.

Allowance for Credit Losses on Conventional Mortgage Loans

The following table presents a rollforward of the allowance for credit losses on the Bank's conventional mortgage loan portfolio (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance, beginning of period	$14,656	$17,424	$15,793	$18,963
Charge-offs	(416)	(1,058)	(1,553)	(2,597)
Balance, end of period	$14,240	$16,366	$14,240	$16,366

The following table summarizes the allowance for credit losses and recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in thousands):

	September 30, 2013	December 31, 2012
Allowance for credit losses
Collectively evaluated for impairment	$3,858	$5,444
Individually evaluated for impairment	10,382	10,349
Total allowance for credit losses	$14,240	$15,793
Recorded investment[1]
Collectively evaluated for impairment	$6,039,275	$6,415,718
Individually evaluated for impairment, with or without a related allowance	44,331	59,344
Total recorded investment	$6,083,606	$6,475,062

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollars in thousands):

	September 30, 2013
	Conventional	Government Insured	Total
Past due 30 - 59 days	$68,381	$20,633	$89,014
Past due 60 - 89 days	21,905	5,821	27,726
Past due 90 - 179 days	15,571	3,521	19,092
Past due 180 days or more	54,791	3,123	57,914
Total past due loans	160,648	33,098	193,746
Total current loans	5,922,958	520,338	6,443,296
Total recorded investment of mortgage loans[1]	$6,083,606	$553,436	$6,637,042

In process of foreclosure (included above)[2]	$40,907	$1,056	$41,963
Serious delinquency rate[3]	1.2%	1.2%	1.2%
Past due 90 days or more and still accruing interest[4]	$—	$6,644	$6,644
Non-accrual mortgage loans[5]	$73,387	$—	$73,387

	December 31, 2012
	Conventional	Government Insured	Total
Past due 30 - 59 days	$77,568	$17,582	$95,150
Past due 60 - 89 days	24,809	4,849	29,658
Past due 90 - 179 days	21,483	2,193	23,676
Past due 180 days or more	64,920	3,099	68,019
Total past due loans	188,780	27,723	216,503
Total current loans	6,286,282	500,112	6,786,394
Total recorded investment of mortgage loans[1]	$6,475,062	$527,835	$7,002,897

In process of foreclosure (included above)[2]	$56,692	$878	$57,570
Serious delinquency rate[3]	1.4%	1.0%	1.3%
Past due 90 days or more and still accruing interest[4]	$—	$5,292	$5,292
Non-accrual mortgage loans[5]	$88,992	$—	$88,992

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

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

	September 30, 2013		December 31, 2012
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Impaired loans with an allowance	$42,991	$10,382	$58,145	$10,349
Impaired loans without an allowance	1,340	—	1,199	—
Total	$44,331	$10,382	$59,344	$10,349

The Bank did not recognize any interest income on impaired loans during the three and nine months ended September 30, 2013 and 2012. The average recorded investment on impaired loans with an allowance was $45.3 million and $50.6 million during the three and nine months ended September 30, 2013. The average recorded investment on impaired loans with an allowance was $61.2 million and $65.2 million during the three and nine months ended September 30, 2012. The average recorded investment on impaired loans without an allowance was $1.4 million and $1.3 million during the three and nine months ended September 30, 2013. The average recorded investment on impaired loans without an allowance was $0.9 million and $0.7 million during the three and nine months ended September 30, 2012.

Real Estate Owned. At September 30, 2013 and December 31, 2012, the Bank had $13.2 million and $16.4 million of REO recorded as a component of "Other assets" in the Statements of Condition.

Term Securities Purchased Under Agreements to Resell

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the Bank or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If a resale agreement is deemed impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. At September 30, 2013 and December 31, 2012, based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for term securities purchased under agreements to resell.

Off-Balance Sheet Credit Exposures

At September 30, 2013 and December 31, 2012, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank's off-balance sheet credit exposures, see "Note 14 — Commitments and Contingencies."

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

The Bank executes most of its derivative transactions with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed directly with a counterparty (bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent), with a Derivative Clearing Organization (cleared derivatives).

Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearinghouse), the derivative transaction is novated and the executing counterparty is replaced with the Clearinghouse. The Clearinghouse notifies the clearing agent of the required initial and variation margin and the clearing agent notifies the Bank of the required initial and variation margin.

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

The following tables summarize the Bank's fair value of derivative instruments. For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest (dollars in thousands):

	September 30, 2013
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$36,218,525	$133,766	$440,761
Derivatives not designated as hedging instruments
Interest rate swaps	1,306,129	43,980	34,849
Forward settlement agreements (TBAs)	55,000	—	887
Mortgage delivery commitments	57,722	636	—
Total derivatives not designated as hedging instruments	1,418,851	44,616	35,736
Total derivatives before netting and collateral adjustments	$37,637,376	178,382	476,497
Netting adjustments		(106,537)	(106,537)
Cash collateral and related accrued interest		(28,254)	(299,378)
Total netting adjustments and cash collateral[1]		(134,791)	(405,915)
Total derivative assets and total derivative liabilities		$43,591	$70,582

	December 31, 2012
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$23,648,999	$118,157	$604,525
Derivatives not designated as hedging instruments
Interest rate swaps	4,368,562	32,702	71,330
Interest rate caps	3,450,000	2,868	—
Forward settlement agreements (TBAs)	93,500	58	128
Mortgage delivery commitments	96,220	104	54
Total derivatives not designated as hedging instruments	8,008,282	35,732	71,512
Total derivatives before netting and collateral adjustments	$31,657,281	153,889	676,037
Netting adjustments		(146,474)	(146,474)
Cash collateral and related accrued interest		(3,602)	(428,863)
Total netting adjustments and cash collateral[1]		(150,076)	(575,337)
Total derivative assets and total derivative liabilities		$3,813	$100,700

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparty and/or clearing agent.

The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented in the Statements of Income (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Derivatives designated as hedging instruments
Interest rate swaps	$1,960	$(4,826)	$8,304	$(2,423)
Derivatives not designated as hedging instruments
Interest rate swaps	5,083	(831)	71,177	(5,513)
Interest rate caps	—	(327)	3,992	(11,103)
Forward settlement agreements (TBAs)	(496)	(5,439)	4,831	(12,876)
Mortgage delivery commitments	715	3,119	(4,464)	9,303
Net interest settlements	(4,898)	(3,057)	(11,497)	(10,341)
Total net gains (losses) related to derivatives not designated as hedging instruments	404	(6,535)	64,039	(30,530)
Net gains (losses) on derivatives and hedging activities	$2,364	$(11,361)	$72,343	$(32,953)

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income (dollars in thousands):

	For the Three Months Ended
	September 30, 2013
Hedged Item Type	(Losses) Gains on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(7,548)	$7,933	$385	$(12,429)
Advances	(2,769)	3,289	520	(39,562)
Consolidated obligation bonds	7,569	(6,514)	1,055	14,425
Total	$(2,748)	$4,708	$1,960	$(37,566)

	For the Three Months Ended
	September 30, 2012
Hedged Item Type	(Losses) Gains on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(3,553)	$3,998	$445	$(3,213)
Advances	(31,480)	32,337	857	(45,091)
Consolidated obligation bonds	21,363	(27,491)	(6,128)	27,398
Total	$(13,670)	$8,844	$(4,826)	$(20,906)

1	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income (dollars in thousands):

	For the Nine Months Ended
	September 30, 2013
Hedged Item Type	Gains (Losses) on Derivatives	(Losses) Gains on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$90,662	$(86,254)	$4,408	$(23,911)
Advances	181,256	(179,019)	2,237	(122,235)
Consolidated obligation bonds	(131,558)	133,217	1,659	48,009
Total	$140,360	$(132,056)	$8,304	$(98,137)

	For the Nine Months Ended
	September 30, 2012
Hedged Item Type	(Losses) Gains on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(14,325)	$15,046	$721	$(9,377)
Advances	(50,218)	53,027	2,809	(151,381)
Consolidated obligation bonds	53,743	(59,696)	(5,953)	102,132
Total	$(10,800)	$8,377	$(2,423)	$(58,626)

1	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative contracts. The Bank manages credit risk through credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations. For bilateral derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank requires collateral agreements with collateral delivery thresholds on the majority of its bilateral derivatives.

For cleared derivatives, the Clearinghouse is the Bank's counterparty. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily, through a clearing agent, for changes in the fair value of cleared derivatives.

The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and has determined that the exercise of those offsetting rights by a non-defaulting party under these transactions would likely be upheld under applicable law upon an event of default, including a bankruptcy, insolvency or similar proceeding involving the Clearinghouse or the clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse.

A majority of the Bank's bilateral derivative contracts contain provisions that require the Bank to deliver additional collateral on derivatives in net liability positions to counterparties if there is deterioration in the Bank's credit rating. At September 30, 2013, the aggregate fair value of all bilateral derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) was $313.0 million. For these derivatives, the Bank posted cash collateral (including accrued interest) of $245.8 million in the normal course of business. If the Bank's credit rating had been lowered by an NRSRO from its current rating to the next lower rating, the Bank would have been required to deliver up to an additional $42.0 million of collateral to its bilateral derivative counterparties at September 30, 2013.

Offsetting of Derivative Assets and Derivative Liabilities

The Bank presents derivative instruments, related cash collateral received or pledged, including initial and variation margin, and associated accrued interest on a net basis by clearing agent and/or by counterparty when it has met the netting requirements. The following table presents the fair value of derivative assets meeting or not meeting the netting requirements, including the related collateral received from or pledged to counterparties (dollars in thousands):

	Derivative Assets
	September 30, 2013	December 31, 2012
Derivative instruments meeting netting requirements
Gross recognized amount
Bilateral derivatives	$176,947	$153,785
Cleared derivatives	799	—
Total gross recognized amount	177,746	153,785
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(171,691)	(150,076)
Cleared derivatives	36,900	—
Total gross amounts of netting adjustments and cash collateral	(134,791)	(150,076)
Net amounts after netting adjustments
Bilateral derivatives	5,256	3,709
Cleared derivatives	37,699	—
Total net amounts after netting adjustments	42,955	3,709
Bilateral derivative instruments not meeting netting requirements[1]	636	104
Total derivative assets
Bilateral derivatives	5,892	3,813
Cleared derivatives	37,699	—
Total derivative assets presented in the Statements of Condition[2]	$43,591	$3,813

1	Represents mortgage delivery commitments.

2	Represents the net unsecured amount of credit exposure.

The following table presents the fair value of derivative liabilities meeting or not meeting the netting requirements, including the related collateral received from or pledged to counterparties (dollars in thousands):

	Derivative Liabilities
	September 30, 2013	December 31, 2012
Derivative instruments meeting netting requirements
Gross recognized amount
Bilateral derivatives	$459,833	$675,983
Cleared derivatives	16,664	—
Total gross recognized amount	476,497	675,983
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(389,251)	(575,337)
Cleared derivatives	(16,664)	—
Total gross amounts of netting adjustments and cash collateral	(405,915)	(575,337)
Net amounts after netting adjustments
Bilateral derivatives	70,582	100,646
Cleared derivatives	—	—
Total net amounts after netting adjustments	70,582	100,646
Bilateral derivative instruments not meeting netting requirements[1]	—	54
Total derivative liabilities
Bilateral derivatives	70,582	100,700
Cleared derivatives	—	—
Total derivative liabilities presented in the Statements of Condition[2]	$70,582	$100,700

1	Represents mortgage delivery commitments.

2	Represents the net unsecured amount of credit exposure.

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At September 30, 2013 and December 31, 2012, the total par value of outstanding consolidated obligations of the 12 FHLBanks was approximately $720.7 billion and $687.9 billion.

BONDS

The following table summarizes the Bank's bonds outstanding by year of contractual maturity (dollars in thousands):

	September 30, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$19,377,460	0.33	$21,491,480	0.62
Due after one year through two years	1,510,840	2.02	2,317,015	1.89
Due after two years through three years	2,477,750	4.11	2,213,990	3.40
Due after three years through four years	1,948,940	3.83	1,507,905	4.47
Due after four years through five years	1,054,035	3.15	2,002,060	4.36
Thereafter	5,614,970	2.96	4,291,205	3.35
Index amortizing notes	225,838	5.21	331,300	5.21
Total par value	32,209,833	1.49	34,154,955	1.67
Premiums	22,926		24,544
Discounts	(18,160)		(18,746)
Fair value hedging adjustments	12,692		182,445
Fair value option adjustments	60		1,985
Total	$32,227,351		$34,345,183

The following table summarizes the Bank's bonds outstanding by call features (dollars in thousands):

	September 30, 2013	December 31, 2012
Noncallable or nonputable	$28,714,833	$32,272,455
Callable	3,495,000	1,882,500
Total par value	$32,209,833	$34,154,955

Extinguishment of Debt

During the three months ended September 30, 2013, the Bank did not extinguish any debt. During the nine months ended September 30, 2013, the Bank extinguished bonds with a total par value of $162.1 million and recognized losses of $25.7 million in other (loss) income. During the three and nine months ended September 30, 2012, the Bank extinguished bonds with a total par value of $137.6 million and $288.1 million and recognized losses of $25.9 million and $48.6 million in other (loss) income.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in thousands):

	September 30, 2013		December 31, 2012
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$28,220,000	0.05	$8,676,903	0.13
Discounts	(2,470)		(2,533)
Total	$28,217,530		$8,674,370

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At September 30, 2013 and December 31, 2012, the Bank did not have any nonpermanent capital.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to safe and sound business operations. The following table shows the Bank's compliance with the Finance Agency's three regulatory capital requirements (dollars in thousands):

	September 30, 2013		December 31, 2012
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$658,791	$3,359,274	$372,277	$2,694,224
Regulatory capital	$2,602,509	$3,359,274	$1,894,691	$2,694,224
Leverage capital	$3,253,136	$5,038,911	$2,368,364	$4,041,335
Capital-to-asset ratio	4.00%	5.16%	4.00%	5.69%
Leverage ratio	5.00%	7.74%	5.00%	8.53%

The Bank issues a single class of capital stock (Class B capital stock). The Bank's capital stock has a par value of $100 per share, and all shares are issued, redeemed, or repurchased by the Bank at the stated par value. The Bank has two subclasses of capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10.0 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to a certain percentage of its advances and mortgage loans outstanding in the Bank's Statements of Condition. All capital stock issued is subject to a five year notice of redemption period.

The capital stock requirements established in the Bank's Capital Plan are designed so that the Bank can remain adequately capitalized as member activity changes. The Bank's Board of Directors may make adjustments to the investment requirements within ranges established in the Capital Plan. During the second quarter of 2013, the Bank's Board of Directors approved a reduction in the activity-based capital stock requirement from 4.45 percent to 4.00 percent. This became effective August 1, 2013 and resulted in the Bank repurchasing approximately $150 million of capital stock from members.

Excess Stock

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At September 30, 2013 and December 31, 2012, the Bank had no excess capital stock outstanding.

Mandatorily Redeemable Capital Stock

The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) when a member engages in any of the following activities: (i) submits a written notice to redeem all or part of its capital stock, (ii) submits a written notice of its intent to withdraw from membership, or (iii) terminates its membership voluntarily as a result of a merger or consolidation into a non-member or into a member of another FHLBank. At September 30, 2013 and December 31, 2012, the Bank's mandatorily redeemable capital stock totaled $13.4 million and $9.6 million.

Restricted Retained Earnings

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement), as amended, with the other 11 FHLBanks in February 2011. The JCE Agreement is intended to enhance the capital position of the Bank over time. It requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At September 30, 2013 and December 31, 2012, the Bank's restricted retained earnings account totaled $43.4 million and $28.8 million.

Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	Net unrealized gains on AFS securities (Notes 4 and 6)	Pension and postretirement benefits	Total accumulated other comprehensive income
Balance, June 30, 2012	$152,043	$(2,495)	$149,548
Other comprehensive income	18,467	107	18,574
Balance, September 30, 2012	$170,510	$(2,388)	$168,122

Balance, June 30, 2013	$88,878	$(2,696)	$86,182
Other comprehensive (loss) income before reclassifications
Net unrealized losses	(13,809)	—	(13,809)
Reclassifications from other comprehensive (loss) income to net income
Other-than-temporary impairment losses on securities	1,293	—	1,293
Net realized gains on the sale of securities	(1,094)	—	(1,094)
Amortization - pension and postretirement	—	141	141
Net current period other comprehensive (loss) income	(13,610)	141	(13,469)
Balance, September 30, 2013	$75,268	$(2,555)	$72,713

The following table summarizes the changes in accumulated other comprehensive income for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Net unrealized gains on AFS securities (Notes 4 and 6)	Pension and postretirement benefits	Total accumulated other comprehensive income
Balance, December 31, 2011	$137,240	$(2,679)	$134,561
Other comprehensive income	33,270	291	33,561
Balance, September 30, 2012	$170,510	$(2,388)	$168,122

Balance, December 31, 2012	$152,781	$(3,143)	$149,638
Other comprehensive (loss) income before reclassifications
Net unrealized losses	(75,767)	—	(75,767)
Reclassifications from other comprehensive (loss) income to net income
Other-than-temporary impairment losses on securities	1,293	—	1,293
Net realized gains on sale of securities	(3,039)	—	(3,039)
Amortization - pension and postretirement	—	588	588
Net current period other comprehensive (loss) income	(77,513)	588	(76,925)
Balance, September 30, 2013	$75,268	$(2,555)	$72,713

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the nine months ended September 30, 2013 and 2012.

The following table summarizes the carrying value and fair value of the Bank's financial instruments at September 30, 2013 (dollars in thousands). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$182,672	$182,672	$—	$—	$—	$182,672
Interest-bearing deposits	3,128	—	3,095	—	—	3,095
Securities purchased under agreements to resell	2,450,000	—	2,450,000	—	—	2,450,000
Federal funds sold	585,000	—	585,000	—	—	585,000
Trading securities	1,042,348	—	1,042,348	—	—	1,042,348
Available-for-sale securities	6,304,783	—	6,304,783	—	—	6,304,783
Held-to-maturity securities	1,950,808	—	1,997,507	31,141	—	2,028,648
Advances	45,786,532	—	45,865,964	—	—	45,865,964
Mortgage loans held for portfolio, net	6,589,489	—	6,797,110	33,949	—	6,831,059
Accrued interest receivable	74,968	—	74,968	—	—	74,968
Derivative assets, net	43,591	—	178,382	—	(134,791)	43,591
Other assets	9,811	9,811	—	—	—	9,811
Liabilities
Deposits	(660,678)	—	(660,677)	—	—	(660,677)
Discount notes	(28,217,530)	—	(28,218,782)	—	—	(28,218,782)
Bonds	(32,227,351)	—	(32,870,966)	—	—	(32,870,966)
Mandatorily redeemable capital stock	(13,383)	(13,383)	—	—	—	(13,383)
Accrued interest payable	(107,078)	—	(107,078)	—	—	(107,078)
Derivative liabilities, net	(70,582)	(887)	(475,610)	—	405,915	(70,582)
Other
Standby letters of credit	(2,622)	—	—	(2,622)	—	(2,622)
Standby bond purchase agreements	—	—	3,219	—	—	3,219

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparty and/or clearing agent.

The following table summarizes the carrying value and fair value of the Bank's financial instruments at December 31, 2012 (dollars in thousands):

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$252,113	$252,113	$—	$—	$—	$252,113
Interest-bearing deposits	3,238	—	3,203	—	—	3,203
Securities purchased under agreements to resell	3,425,000	—	3,425,000	—	—	3,425,000
Federal funds sold	960,000	—	960,000	—	—	960,000
Trading securities	1,145,430	—	1,145,430	—	—	1,145,430
Available-for-sale securities	4,859,806	—	4,859,806	—	—	4,859,806
Held-to-maturity securities	3,039,721	—	3,158,034	40,095	—	3,198,129
Advances	26,613,915	—	26,828,132	—	—	26,828,132
Mortgage loans held for portfolio, net	6,951,810	—	7,323,009	48,995	—	7,372,004
Accrued interest receivable	66,410	—	66,410	—	—	66,410
Derivative assets, net	3,813	58	153,831	—	(150,076)	3,813
Other assets	8,261	8,261	—	—	—	8,261
Liabilities
Deposits	(1,084,744)	—	(1,084,738)	—	—	(1,084,738)
Discount notes	(8,674,370)	—	(8,675,102)	—	—	(8,675,102)
Bonds	(34,345,183)	—	(35,570,458)	—	—	(35,570,458)
Mandatorily redeemable capital stock	(9,561)	(9,561)	—	—	—	(9,561)
Accrued interest payable	(106,611)	—	(106,611)	—	—	(106,611)
Derivative liabilities, net	(100,700)	(128)	(675,909)	—	575,337	(100,700)
Other
Standby letters of credit	(1,522)	—	—	(1,522)	—	(1,522)
Standby bond purchase agreements	—	—	2,136	—	—	2,136

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparty and/or clearing agent.

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

As an additional step, the Bank reviews the final fair value estimates of its private-label MBS holdings quarterly for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private-label MBS using the estimated fair value derived from the process previously described and the security's projected cash flows and compared such yield to the yield for comparable securities according to dealers and/or other third-party sources. No significant variances were noted. Therefore, the Bank determined that its fair value estimates for private-label MBS were appropriate at September 30, 2013.

As of September 30, 2013 and December 31, 2012, three or four prices were received for substantially all of the Bank's investment securities and the final prices for substantially all of those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Derivative Assets and Liabilities. The fair value of derivatives is generally estimated using standard valuation techniques such as discounted cash flow analyses and comparisons to similar instruments. In limited instances, fair value estimates for interest-rate related derivatives may be obtained using an external pricing model that utilizes observable market data. The Bank is subject to credit risk in derivatives transactions due to the potential nonperformance of its derivatives counterparties. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily, through a clearing agent, for changes in the fair value of cleared derivatives. To mitigate credit risk on bilateral derivatives, the Bank enters into master netting agreements with its counterparties as well as collateral agreements that provide for the delivery of collateral at specified levels tied to those counterparties' credit ratings. The Bank has evaluated the potential for the fair value of its derivatives to be affected by counterparty credit risk and its own credit risk and has determined that no adjustments were significant to the overall fair value measurements.

The fair values of the Bank's derivative assets and derivative liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by clearing agent and/or counterparty if the netting requirements are met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability.

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

Fair Value on a Recurring Basis

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at September 30, 2013 (dollars in thousands):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$276,990	$—	$—	$276,990
GSE obligations	—	55,787	—	—	55,787
Other non-MBS	—	268,844	—	—	268,844
GSE MBS - residential	—	440,727	—	—	440,727
Total trading securities	—	1,042,348	—	—	1,042,348
Available-for-sale securities
Other U.S. obligations	—	187,377	—	—	187,377
GSE obligations	—	519,655	—	—	519,655
State or local housing agency obligations	—	24,126	—	—	24,126
Other non-MBS	—	281,410	—	—	281,410
GSE MBS - residential	—	5,292,215	—	—	5,292,215
Total available-for-sale securities	—	6,304,783	—	—	6,304,783
Derivative assets, net
Interest-rate related	—	177,746	—	(134,791)	42,955
Mortgage delivery commitments	—	636	—	—	636
Total derivative assets, net	—	178,382	—	(134,791)	43,591
Other assets	9,811	—	—	—	9,811
Total recurring assets at fair value	$9,811	$7,525,513	$—	$(134,791)	$7,400,533
Liabilities
Bonds[2]	$—	$(50,060)	$—	$—	$(50,060)
Derivative liabilities, net
Interest-rate related	—	(475,610)	—	405,915	(69,695)
Forward settlement agreements (TBAs)	(887)	—	—	—	(887)
Total derivative liabilities, net	(887)	(475,610)	—	405,915	(70,582)
Total recurring liabilities at fair value	$(887)	$(525,670)	$—	$405,915	$(120,642)

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparty and/or clearing agent.

2	Represents bonds recorded under the fair value option.

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2012 (dollars in thousands):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$309,540	$—	$—	$309,540
GSE obligations	—	64,445	—	—	64,445
Other non-MBS	—	294,933	—	—	294,933
GSE MBS - residential	—	476,512	—	—	476,512
Total trading securities	—	1,145,430	—	—	1,145,430
Available-for-sale securities
Other U.S. obligations	—	163,215	—	—	163,215
GSE obligations	—	555,831	—	—	555,831
State or local housing agency obligations	—	8,401	—	—	8,401
Other non-MBS	—	400,410	—	—	400,410
GSE MBS - residential	—	3,731,949	—	—	3,731,949
Total available-for-sale securities	—	4,859,806	—	—	4,859,806
Derivative assets, net
Interest-rate related	—	153,727	—	(150,076)	3,651
Forward settlement agreements (TBAs)	58	—	—	—	58
Mortgage delivery commitments	—	104	—	—	104
Total derivative assets, net	58	153,831	—	(150,076)	3,813
Other assets	8,261	—	—	—	8,261
Total recurring assets at fair value	$8,319	$6,159,067	$—	$(150,076)	$6,017,310
Liabilities
Bonds[2]	$—	$(1,866,985)	$—	$—	$(1,866,985)
Derivative liabilities, net
Interest-rate related	—	(675,855)	—	575,337	(100,518)
Forward settlement agreements (TBAs)	(128)	—	—	—	(128)
Mortgage delivery commitments	—	(54)	—	—	(54)
Total derivative liabilities, net	(128)	(675,909)	—	575,337	(100,700)
Total recurring liabilities at fair value	$(128)	$(2,542,894)	$—	$575,337	$(1,967,685)

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparty and/or clearing agent.

2	Represents bonds recorded under the fair value option.

Fair Value on a Non-Recurring Basis

The Bank measures certain impaired mortgage loans held for portfolio and REO at Level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. In the case of impaired mortgage loans, the Bank estimates fair value based on historical loss severity rates incurred on sales or discounted cash flows. At September 30, 2013, the historical loss severity rate used to estimate the fair value of a majority of impaired mortgage loans held for portfolio was 13.2 percent. Significant increases/decreases in this loss severity rate may result in significantly lower/higher fair value measurements. In the case of REO, the Bank estimates fair value based on a current property value from the MPF Servicer or a broker price opinion adjusted for estimated selling costs.

The following table summarizes impaired mortgage loans held for portfolio and REO that were recorded at fair value as a result of a non-recurring change in fair value having been recorded in the quarter then ended (dollars in thousands):

	September 30, 2013	December 31, 2012
Impaired mortgage loans held for portfolio	$33,949	$48,995
Real estate owned	592	941
Total non-recurring assets	$34,541	$49,936

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

The following tables summarize the activity related to consolidated obligations for which the fair value option has been elected (dollars in thousands):

	For the Three Months Ended
	September 30,
	2013	2012	2012
	Bonds	Bonds	Discount Notes
Balance, beginning of period	$100,122	$2,779,143	$2,386,190
New consolidated obligations elected for fair value option	—	—	—
Maturities and terminations	(50,000)	(910,000)	(1,424,703)
Net gains on consolidated obligations held at fair value	(28)	(673)	(65)
Change in accrued interest/unaccreted balance	(34)	(365)	626
Balance, end of period	$50,060	$1,868,105	$962,048

	For the Nine Months Ended
	September 30,
	2013	2012	2012
	Bonds	Bonds	Discount Notes
Balance, beginning of period	$1,866,985	$2,694,687	$3,474,596
New consolidated obligations elected for fair value option	—	100,000	—
Maturities and terminations	(1,815,000)	(925,000)	(2,514,449)
Net gains on consolidated obligations held at fair value	(1,001)	(1,604)	(1,357)
Change in accrued interest/unaccreted balance	(924)	22	3,258
Balance, end of period	$50,060	$1,868,105	$962,048

For consolidated obligations recorded under the fair value option, the related contractual interest expense as well as the discount amortization on fair value option discount notes is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net gains on consolidated obligations held at fair value” in the Statements of Income. At September 30, 2013 and December 31, 2012, the Bank determined no credit risk adjustments for nonperformance were necessary to the consolidated obligations recorded under the fair value option. Concessions paid on consolidated obligations under the fair value option are expensed as incurred and recorded in other (loss) income.

The following table summarizes the difference between the unpaid principal balance and fair value of outstanding bonds for which the fair value option has been elected (dollars in thousands):

	September 30, 2013	December 31, 2012
Unpaid principal balance	$50,000	$1,865,000
Fair value	50,060	1,866,985
Fair value over unpaid principal balance	$60	$1,985

Note 14 — Commitments and Contingencies

Joint and Several Liability. The 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At September 30, 2013 and December 31, 2012, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $660.3 billion and $645.1 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in thousands):

	September 30, 2013			December 31, 2012
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding	$4,217,369	$240,050	$4,457,419	$3,655,401
Standby bond purchase agreements outstanding	29,737	600,338	630,075	680,119
Commitments to purchase mortgage loans	57,722	—	57,722	96,220
Commitments to issue bonds	3,002,600	—	3,002,600	—

Standby Letters of Credit. Standby letters of credit are executed with members for a fee. A standby letter of credit is a financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 20 years, currently no later than 2030. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $2.6 million and $1.5 million at September 30, 2013 and December 31, 2012.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at September 30, 2013 and December 31, 2012 is reported in “Note 13 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2016. At September 30, 2013 and December 31, 2012, the Bank had standby bond purchase agreements with four housing associates. During the nine months ended September 30, 2013 and 2012, the Bank was not required to purchase any bonds under these agreements. For the three and nine months ended September 30, 2013, the Bank received fees for the guarantees that amounted to $0.5 million and $1.5 million. For the three and nine months ended September 30, 2012, the Bank received fees for the guarantees that amounted to $0.6 million and $1.6 million. The estimated fair value of standby bond purchase agreements at September 30, 2013 and December 31, 2012 is reported in “Note 13 — Fair Value.”

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at September 30, 2013 and December 31, 2012 is reported in “Note 10 — Derivatives and Hedging Activities” as mortgage delivery commitments.
Other Commitments. As previously described in “Note 9 — Allowance for Credit Losses”, the FLA is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments with a PFI credit enhancement obligation was $86.8 million and $126.0 million at September 30, 2013 and December 31, 2012.

The Bank is contractually obligated to pay the FHLBank of Chicago a service fee for its participation in the MPF program. This service fee expense is recorded in other (loss) income. Refer to “Note 16 — Activities with Other FHLBanks” for additional details.

In conjunction with its sale of certain mortgage loans to Fannie Mae through the FHLBank of Chicago in 2009, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $0.8 million by December 31, 2015 and $0.3 million by December 31, 2020. At September 30, 2013, the FHLBank of Chicago had not requested any indemnification payments from the Bank pursuant to this agreement.
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

	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Interest-bearing deposits	$—	—	$239	7.4
Advances	650,529	1.4	587,643	2.3
Mortgage loans	89,458	1.4	83,227	1.2
Deposits	5,431	0.8	5,338	0.5
Capital stock	42,232	1.6	41,172	2.0

Business Concentrations

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At September 30, 2013, the Bank had the following business concentrations with stockholders (dollars in thousands):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[1]
Wells Fargo Bank, N.A.	$770,000	28.5	$19,000,000	$—	$2,908
Superior Guaranty Insurance Company[2]	64,133	2.4	—	1,576,743	—
Total	$834,133	30.9	$19,000,000	$1,576,743	$2,908

1	Represents interest income earned on advances during the nine months ended September 30, 2013.

2	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

At December 31, 2012, the Bank concluded that it did not have any business concentrations with stockholders.

Note 16 — Activities with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago for its participation in the MPF program. This service fee expense is recorded in other (loss) income. For both the three months ended September 30, 2013 and 2012, the Bank recorded $0.6 million in service fee expense to the FHLBank of Chicago. For the nine months ended September 30, 2013 and 2012, the Bank recorded $1.9 million and $1.8 million in service fee expense to the FHLBank of Chicago.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The Bank loaned $17.0 million to the FHLBank of Atlanta during the nine months ended September 30, 2013. The Bank did not loan any funds to other FHLBanks during the nine months ended September 30, 2012. The Bank borrowed $70.0 million from the FHLBank of Topeka and $200.0 million from each of the FHLBanks of Chicago and New York during the nine months ended September 30, 2013. The Bank borrowed $125.0 million from the FHLBank of Chicago during the nine months ended September 30, 2012. At September 30, 2013 and 2012, none of these transactions were outstanding on the Bank's Statements of Condition.

Debt Transfers. The Bank may transfer debt from time to time in an effort to better match its projected asset cash flows or reduce its future interest costs. These transfers are accounted for in the same manner as debt extinguishments. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. During the nine months ended September 30, 2013, the Bank transferred $80.0 million and $70.0 million of par value bonds to the FHLBanks of San Francisco and Boston and recorded aggregate net losses of $13.9 million and $10.6 million through "Net losses on extinguishment of debt" in the Statements of Income. During the nine months ended September 30, 2012, the Bank transferred $112.0 million of par value bonds to the FHLBank of Boston and recorded aggregate net losses of $20.9 million through "Net losses on extinguishment of debt" in the Statements of Income.

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

For the three and nine months ended September 30, 2013, we recorded net income of $30.1 million and $73.1 million compared to $18.1 million and $81.5 million for the same periods in 2012. Our net income, calculated in accordance with accounting principles generally accepted in the U.S. (GAAP), was primarily driven by net interest income and other (loss) income.

Net interest income totaled $50.7 million and $154.7 million for the three and nine months ended September 30, 2013 compared with $59.3 million and $184.2 million for the same periods last year. The decrease was primarily due to a decline in interest income from advances, investments, and mortgage loans resulting from the continued low interest rate environment and lower average investment and mortgage loan balances when compared to the prior year. In addition, during the three and nine months ended September 30, 2013, we recorded advance prepayment fee income of $1.3 million and $4.4 million compared to $5.9 million and $24.1 million during the same periods last year. These decreases were offset in part by a decline in funding costs. Our net interest margin, excluding the impact of advance prepayment fees, was 0.38 percent and 0.41 percent for the three and nine months ended September 30, 2013 compared to 0.44 percent and 0.43 percent for the same periods in 2012. The decline for the three months ended September 30, 2013 was a result of growth in advance balances. Due to the member focus of our cooperative structure, advances generate lower margins when compared to the majority of our other interest-earning assets.

Our other (loss) income totaled $(4.1) million and $(33.6) million for the three and nine months ended September 30, 2013 compared to ($24.5) million and ($49.2) million for the same periods last year. The primary drivers of other (loss) income were losses on trading securities, gains on derivatives and hedging activities, and losses on the extinguishment of debt, as further described below.

Our trading securities are recorded at fair value with changes in fair value reflected through other (loss) income in our Statements of Income. During the three and nine months ended September 30, 2013, we recorded losses on trading securities of $7.8 million and $87.1 million compared to gains of $12.0 million and $26.9 million for the same periods in 2012. These changes in fair value were due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities.

The changes in fair value on trading securities are generally offset by changes in fair value on derivatives and hedging activities. We utilize derivative instruments to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. During the three and nine months ended September 30, 2013, we recorded gains of $2.3 million and $72.3 million on our derivatives and hedging activities through other (loss) income compared to losses of $11.4 million and $33.0 million during the same periods last year. These fair value changes were primarily attributable to the impact of changes in interest rates on interest rate swaps, which we put in place to economically hedge our trading securities portfolio as discussed above. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities" for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

We did not extinguish any debt during the three months ended September 30, 2013; however, during the nine months ended September 30, 2013, we extinguished $162.1 million of higher-costing consolidated obligations and recorded losses on these debt extinguishments of $25.7 million through other (loss) income in the Statements of Income. During the three and nine months ended September 30, 2012, we extinguished $137.6 million and $288.1 million of higher-costing consolidated obligations and recognized losses of $25.9 million and $48.6 million.

Our total assets increased to $65.1 billion at September 30, 2013 from $47.4 billion at December 31, 2012 due primarily to an increase in advances. Advances increased by $19.2 billion due primarily to borrowings from a depository institution member during the third quarter. Our total liabilities increased to $61.6 billion at September 30, 2013 from $44.6 billion at December 31, 2012 due to an increase in consolidated obligations issued to fund the growth in advances. Total capital increased to $3.4 billion at September 30, 2013 from $2.8 billion at December 31, 2012 primarily due to an increase in activity-based capital stock resulting from the increase in advances. This increase was offset in part by us reducing our activity-based capital stock requirements from 4.45 percent to 4.00 percent effective August 1, 2013. This resulted in the repurchase of approximately $150 million of capital stock from members. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

Adjusted Earnings

As part of evaluating financial performance, we adjust GAAP net income before assessments (GAAP net income) and GAAP net interest income for the impact of (i) market adjustments relating to derivative and hedging activities and instruments held at fair value, (ii) realized gains (losses) on investment securities, and (iii) other unpredictable items, including asset prepayment fee income and debt extinguishment losses. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income and adjusted net income before assessments (adjusted net income).

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

As a member-owned cooperative, we endeavor to operate with a low but stable adjusted net interest margin. As indicated in the tables that follow, our adjusted net interest income, adjusted net interest margin, and adjusted net income all decreased for the three and nine months ended September 30, 2013 when compared to the same periods in 2012. The decline was driven by lower adjusted net interest income due to lower interest income from advances, investments, and mortgage loans resulting from the continued low interest rate environment and lower average investment and mortgage loan volumes. This decline was offset in part by a decline in funding costs. Our adjusted net interest margin was further impacted by the growth in our advance balances. Due to the member focus of our cooperative structure, advances generate lower margins when compared to the majority of our other interest-earning assets.

The following table summarizes the reconciliation between GAAP net interest income and adjusted net interest income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
GAAP net interest income	$50.7	$59.3	$154.7	$184.2
Exclude:
Prepayment fees on advances, net	1.3	5.9	4.4	24.1
Include items reclassified from other (loss) income:
Net interest expense on economic hedges	(4.9)	(3.0)	(11.5)	(10.3)
Adjusted net interest income	$44.5	$50.4	$138.8	$149.8
Adjusted net interest margin	0.34%	0.42%	0.37%	0.41%

The following table summarizes the reconciliation between GAAP net income and adjusted net income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
GAAP net income (before assessments)	$33.4	$20.2	$81.2	$90.6
Exclude:
Prepayment fees on advances, net	1.3	5.9	4.4	24.1
Other-than-temporary impairment losses	(1.3)	—	(1.3)	—
Net (losses) gains on trading securities	(7.8)	12.0	(87.1)	26.9
Net gains on sale of available-for-sale securities	1.1	—	3.0	—
Net gains on consolidated obligations at fair value	—	0.8	1.0	3.0
Net gains (losses) on derivatives and hedging activities	2.3	(11.4)	72.3	(33.0)
Net losses on extinguishment of debt	—	(25.9)	(25.7)	(48.6)
Include:
Net interest expense on economic hedges	(4.9)	(3.0)	(11.5)	(10.3)
Amortization of hedging costs[1]	(1.5)	(1.8)	(5.1)	(5.4)
Adjusted net income (before assessments)	$31.4	$34.0	$98.0	$102.5

1	Represents the straight line amortization of upfront fee payments on certain derivative instruments.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Conditions in the Financial Markets

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND DECEMBER 31, 2012

Economy and Capital Markets

Economic and market data received since the Federal Open Market Committee (FOMC) meeting in September of 2013 suggests a moderate pace of economic expansion. Conditions in the labor market have shown signs of improvement, however, the unemployment rate remains elevated and the recent declines have primarily come from a decrease in the labor force participation rate. Household spending and business fixed investments have advanced while the housing sector has slowed somewhat in recent months. Fiscal policy continues to restrain economic growth. Inflation has remained subdued and long-term inflation expectations have remained stable.

In its October 30, 2013 statement, the FOMC stated it expects that, with appropriate policy accommodation, economic growth will pick up from its recent pace and the unemployment rate will gradually decline towards levels it judges consistent with its dual mandate to foster maximum employment and price stability. The FOMC stated it sees the downside risks to the economic outlook and the labor market as having diminished since last fall, but the tightening of financial conditions observed in recent months, if sustained, could slow the pace of improvement in the economy and labor market. The FOMC recognizes that inflation persistently below its two percent objective could pose risks to economic performance, but it anticipates that inflation will move back towards its objective over the medium-term.

Mortgage Markets

Improvements in the housing market have occurred over the past year, as indicated by rising home prices, lower inventories of properties for sale, and increased housing construction activity. Improved homebuilder sentiment is being translated into increases in residential construction, although the actual amount of new construction remains fairly low by historical standards. The outlook for a sustainable recovery in residential sales and home prices is promising, however, the recent increase in mortgage rates and home prices have made homes less affordable and reduced the level of mortgage refinance business. As the market has been driven by new originations, credit standards have eased as mortgage lenders compete for new loans.

Interest Rates

The following table shows information on key market interest rates1:

	Third Quarter 2013 3-Month Average	Third Quarter 2012 3-Month Average	Third Quarter 2013 9-Month Average	Third Quarter 2012 9-Month Average	September 30, 2013 Ending Rate	December 31, 2012 Ending Rate
Federal funds	0.09%	0.15%	0.11%	0.14%	0.06%	0.09%
Three-month LIBOR	0.26	0.43	0.28	0.47	0.25	0.31
2-year U.S. Treasury	0.36	0.25	0.29	0.27	0.32	0.25
10-year U.S. Treasury	2.69	1.62	2.20	1.81	2.61	1.76
30-year residential mortgage note	4.44	3.57	3.86	3.75	4.32	3.35

1	Source is Bloomberg.

The Federal Reserve's key targeted interest rate, the Federal funds rate, maintained a range of 0.00 to 0.25 percent throughout the nine months ended September 30, 2013. In its October 30, 2013 statement, the FOMC noted that it anticipates that economic conditions are likely to warrant exceptionally low levels of the Federal funds rate for at least as long as unemployment remains above 6.50 percent and inflation projections for the next one to two years are no more than a half percentage point above the FOMC's long-run goal of two percent.

During the last quarter of 2011, as the Federal Reserve implemented its program, known as Operation Twist, of purchasing long-term U.S. Treasuries and selling an equal amount of short-term U.S. Treasuries, three-month LIBOR began to steadily increase. However, after hitting a peak at the beginning of 2012, three-month LIBOR has decreased and stabilized as of the end of September 2013. Average U.S. Treasury yields and mortgage rates were generally higher during the three and nine months ended September 30, 2013 when compared to the same periods last year. These rates increased during 2013 as a result of positive unemployment data and heightened investor expectations that a brighter outlook of the economy would allow the Federal Reserve to start tapering its asset purchase program, known as Quantitative Easing III (discussed further below).

The FOMC noted in its October 30, 2013 statement that it sees the improvement in economic activity and labor market conditions since it began its asset purchase program a year ago as consistent with growing underlying strength in the broader economy. However, the FOMC decided to await more evidence that progress will be sustained before adjusting the pace of its purchases. Accordingly, the FOMC decided to continue purchasing additional agency mortgage-backed securities (MBS) at a pace of $40.0 billion per month and longer-term U.S. Treasury securities at a pace of $45.0 billion per month. The FOMC is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency MBS in agency MBS and of rolling over maturing U.S. Treasury securities at auction. The FOMC noted that taken together, these actions should maintain downward pressure on long-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative, which in turn should promote a stronger economic recovery and help to ensure that inflation, over time, is at the rate most consistent with the FOMC's dual mandate. The FOMC will closely monitor incoming information on economic and financial developments in coming months and will employ its monetary and other policy tools as appropriate, until the outlook for the labor market has improved substantially in the context of price stability.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Third Quarter 2013 3-Month Average	Third Quarter 2012 3-Month Average	Third Quarter 2013 9-Month Average	Third Quarter 2012 9-Month Average	September 30, 2013 Ending Spread	December 31, 2012 Ending Spread
3-month	(18.0)	(26.9)	(17.2)	(33.2)	(19.9)	(19.6)
2-year	(8.9)	(10.6)	(9.3)	(15.7)	(5.4)	(7.3)
5-year	9.6	2.9	3.5	(1.1)	15.5	1.6
10-year	49.0	31.0	29.9	32.6	57.9	25.1

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During the first half of 2013, our short-term funding spreads relative to LIBOR tightened when compared to spreads at December 31, 2012. As a result, we utilized step-up, callable, and term fixed rate consolidated obligation bonds throughout the first half of 2013 to either capture attractive funding or lengthen the maturity of our liabilities. However, during the third quarter of 2013, interest rates began to rise in response to heightened investor expectations that the Federal Reserve would start tapering its asset purchase program. The expectation of higher interest rates and a reduction in the issuance of U.S. Treasury bills led to strong investor demand for short-term assets. As a result, we increased our utilization of consolidated obligation discount notes in the third quarter to meet increased member advance demand.

Selected Financial Data

The following tables present selected financial data (dollars in millions):

Statements of Condition	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Investments[1]	$12,336	$12,412	$15,895	$13,433	$15,377
Advances	45,787	26,513	24,802	26,614	25,831
Mortgage loans held for portfolio, gross	6,603	6,726	6,786	6,968	7,132
Allowance for credit losses	(14)	(15)	(15)	(16)	(16)
Total assets	65,063	46,022	47,926	47,367	48,659
Consolidated obligations
Discount notes	28,218	5,219	5,326	8,675	14,158
Bonds	32,227	36,817	38,146	34,345	30,108
Total consolidated obligations[2]	60,445	42,036	43,472	43,020	44,266
Mandatorily redeemable capital stock	13	15	11	9	10
Capital stock — Class B putable	2,690	2,069	1,970	2,063	2,024
Retained earnings	656	639	636	622	606
Accumulated other comprehensive income	73	86	147	149	168
Total capital	3,419	2,794	2,753	2,834	2,798

1
Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $720.7 billion, $704.5 billion, $666.0 billion, $687.9 billion, and $674.5 billion at September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012 respectively.

	For the Three Months Ended
Statements of Income	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Net interest income	$50.7	$50.7	$53.3	$56.4	$59.3
Other (loss) income[1]	(4.1)	(20.4)	(9.1)	(8.1)	(24.5)
Other expense	13.2	12.9	13.8	15.1	14.6
Net income	30.1	15.7	27.3	29.9	18.1

	For the Three Months Ended
Selected Financial Ratios[2]	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Net interest spread[3]	0.34%	0.37%	0.37%	0.40%	0.42%
Net interest margin[4]	0.39	0.43	0.44	0.46	0.49
Return on average equity	4.12	2.23	3.98	4.27	2.56
Return on average capital stock	5.49	3.09	5.52	5.92	3.53
Return on average assets	0.23	0.13	0.23	0.25	0.15
Average equity to average assets	5.57	5.95	5.68	5.74	5.82
Regulatory capital ratio[5]	5.16	5.92	5.46	5.69	5.43
Dividend payout ratio[6]	43.39	82.47	47.97	45.21	74.54

1	Other (loss) income includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, and net losses on the extinguishment of debt.

2	Amounts used to calculate selected financial ratios are based on numbers in thousands. Accordingly, recalculations using numbers in millions may not produce the same results.

3	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

4	Represents net interest income expressed as a percentage of average interest-earning assets.

5
Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

6	Represents dividends declared and paid in the stated period expressed as a percentage of net income in the stated period.

Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Net Income

The following table presents comparative highlights of our net income for the three and nine months ended September 30, 2013 and 2012 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Net interest income	$50.7	$59.3	$(8.6)	(14.5)%	$154.7	$184.2	$(29.5)	(16.0)%
Other (loss) income	(4.1)	(24.5)	20.4	83.3	(33.6)	(49.2)	15.6	31.7
Other expense	13.2	14.6	(1.4)	(9.6)	39.9	44.4	(4.5)	(10.1)
Assessments	3.3	2.1	1.2	57.1	8.1	9.1	(1.0)	(11.0)
Net income	$30.1	$18.1	$12.0	66.3%	$73.1	$81.5	$(8.4)	(10.3)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Three Months Ended September 30,
	2013			2012
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$255	0.09%	$—	$419	0.16%	$0.2
Securities purchased under agreements to resell	2,822	0.04	0.4	2,622	0.16	1.1
Federal funds sold	1,160	0.07	0.2	2,034	0.13	0.6
Short-term investments	—	—	—	107	0.10	—
Mortgage-backed securities[2,5]	6,981	1.23	21.6	7,048	1.93	34.3
Other investments[2,3,5]	2,019	4.11	20.9	2,177	3.11	17.0
Advances[4,5]	31,649	0.60	47.9	26,290	1.00	66.0
Mortgage loans[6]	6,660	3.69	62.0	7,208	3.90	70.6
Total interest-earning assets	51,546	1.18	153.0	47,905	1.58	189.8
Non-interest-earning assets	503	—	—	513	—	—
Total assets	$52,049	1.17%	$153.0	$48,418	1.56%	$189.8
Interest-bearing liabilities
Deposits	$656	0.02%	$—	$1,136	0.05%	$0.1
Consolidated obligations
Discount notes[5]	13,820	—	2.4	10,280	0.14	3.7
Bonds[5]	33,833	1.17	99.8	33,194	1.52	126.6
Other interest-bearing liabilities[7]	18	2.05	0.1	12	1.75	0.1
Total interest-bearing liabilities	48,327	0.84	102.3	44,622	1.16	130.5
Non-interest-bearing liabilities	821	—	—	977	—	—
Total liabilities	49,148	0.83	102.3	45,599	1.14	130.5
Capital	2,901	—	—	2,819	—	—
Total liabilities and capital	$52,049	0.78%	$102.3	$48,418	1.07%	$130.5
Net interest income and spread[8]		0.34%	$50.7		0.42%	$59.3
Net interest margin[9]		0.39%			0.49%
Average interest-earning assets to interest-bearing liabilities		106.66%			107.36%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Other investments primarily include other U.S. obligations, government-sponsored enterprises (GSE) obligations, and state or local housing agency obligations.

4	Advance interest income includes prepayment fee income of $1.3 million and $5.9 million during the three months ended September 30, 2013 and 2012.

5	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists of mandatorily redeemable capital stock and borrowings from other FHLBanks.

8	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Nine Months Ended September 30,
	2013			2012
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$343	0.13%	$0.3	$464	0.14%	$0.5
Securities purchased under agreements to resell	4,011	0.09	2.9	2,243	0.15	2.5
Federal funds sold	1,250	0.10	0.9	2,102	0.11	1.8
Short-term investments	4	0.10	—	213	0.15	0.2
Mortgage-backed securities[2,5]	6,856	1.59	81.4	7,371	2.04	112.4
Other investments[2,3,5]	2,079	3.18	49.4	2,706	2.65	53.7
Advances[4,5]	27,652	0.70	144.8	26,563	1.06	211.5
Mortgage loans[6]	6,759	3.78	190.9	7,186	4.05	217.9
Total interest-earning assets	48,954	1.29	470.6	48,848	1.64	600.5
Non-interest-earning assets	514	—	—	569	—	—
Total assets	$49,468	1.27%	$470.6	$49,417	1.62%	$600.5
Interest-bearing liabilities
Deposits	$792	0.02%	$0.1	$969	0.04%	$0.3
Consolidated obligations
Discount notes[5]	8,419	0.10	6.1	8,410	0.13	7.9
Bonds[5]	36,408	1.14	309.5	36,224	1.50	407.9
Other interest-bearing liabilities[7]	14	2.27	0.2	10	2.52	0.2
Total interest-bearing liabilities	45,633	0.93	315.9	45,613	1.22	416.3
Non-interest-bearing liabilities	1,001	—	—	999	—	—
Total liabilities	46,634	0.91	315.9	46,612	1.19	416.3
Capital	2,834	—	—	2,805	—	—
Total liabilities and capital	$49,468	0.85%	$315.9	$49,417	1.13%	$416.3
Net interest income and spread[8]		0.36%	$154.7		0.42%	$184.2
Net interest margin[9]		0.42%			0.49%
Average interest-earning assets to interest-bearing liabilities		107.28%			107.09%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Other investments primarily include other U.S. obligations, GSE obligations, state or local housing agency obligations, and Temporary Liquidity Guarantee Program (TLGP) investments.

4	Advance interest income includes prepayment fee income of $4.4 million and $24.1 million during the nine months ended September 30, 2013 and 2012.

5	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists of mandatorily redeemable capital stock and borrowings from other FHLBanks.

8	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended			Nine Months Ended
	September 30, 2013 vs. September 30, 2012			September 30, 2013 vs. September 30, 2012
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$(0.1)	$(0.1)	$(0.2)	$(0.2)	$—	$(0.2)
Securities purchased under agreements to resell	0.1	(0.8)	(0.7)	1.6	(1.2)	0.4
Federal funds sold	(0.2)	(0.2)	(0.4)	(0.7)	(0.2)	(0.9)
Short-term investments	—	—	—	(0.1)	(0.1)	(0.2)
Mortgage-backed securities	(0.3)	(12.4)	(12.7)	(7.5)	(23.5)	(31.0)
Other investments	(1.3)	5.2	3.9	(13.8)	9.5	(4.3)
Advances	11.8	(29.9)	(18.1)	8.2	(74.9)	(66.7)
Mortgage loans	(5.1)	(3.5)	(8.6)	(12.7)	(14.3)	(27.0)
Total interest income	4.9	(41.7)	(36.8)	(25.2)	(104.7)	(129.9)
Interest expense
Deposits	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Consolidated obligations
Discount notes	0.8	(2.1)	(1.3)	—	(1.8)	(1.8)
Bonds	2.5	(29.3)	(26.8)	2.0	(100.4)	(98.4)
Other interest-bearing liabilities	—	—	—	—	—	—
Total interest expense	3.3	(31.5)	(28.2)	2.0	(102.4)	(100.4)
Net interest income	$1.6	$(10.2)	$(8.6)	$(27.2)	$(2.3)	$(29.5)

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. For the three and nine months ended September 30, 2013, our net interest spread was 0.34 percent and 0.36 percent compared to 0.42 percent for the same periods in 2012. Our net interest spread was primarily impacted by lower interest income on advances, investments, and mortgage loans, partially offset by lower funding costs. The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances (including prepayment fees on advances, net) decreased 27 and 32 percent during the three and nine months ended September 30, 2013 when compared to the same periods in 2012 due to the continued low interest rate environment combined with lower advance prepayment fee income, offset in part by higher average volumes. Advance prepayment fee income declined to $1.3 million and $4.4 million during the three and nine months ended September 30, 2013 from $5.9 million and $24.1 million during the same periods in 2012. The decrease in advance prepayment fee income during the nine months ended September 30, 2013 was mainly due to one member prepaying approximately $2.1 billion of long-term fixed rate advances in the first quarter of 2012. Average advance volumes increased during the three and nine months ended September 30, 2013 due primarily to borrowings from a depository institution member during the third quarter.

Investments

Interest income on investments decreased 19 and 21 percent during the three and nine months ended September 30, 2013 when compared to the same periods in 2012 primarily due to the continued low interest rate environment and lower average volumes. During the nine months ended September 30, 2013, average investment volumes declined due primarily to the maturity of TLGP investments in 2012 and MBS principal paydowns exceeding new purchases.

Mortgage Loans

Interest income on mortgage loans decreased 12 percent during the three and nine months ended September 30, 2013 when compared to the same periods in 2012 due to the continued low interest rate environment and lower average mortgage loan volumes. Average mortgage loan volumes declined due primarily to principal paydowns exceeding mortgage loan purchases.

Bonds

Interest expense on bonds decreased 21 and 24 percent during the three and nine months ended September 30, 2013 when compared to the same periods in 2012 primarily due to the continued low interest rate environment. In addition, throughout 2012 and the first half of 2013, we called and extinguished certain higher-costing debt, which further reduced our interest expense during the three and nine months ended September 30, 2013.

Other (Loss) Income

The following table summarizes the components of other (loss) income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Other-than-temporary impairment losses	$(1.3)	$—	$(1.3)	$—
Net (losses) gains on trading securities	(7.8)	12.0	(87.1)	26.9
Net gains on sale of available-for-sale securities	1.1	—	3.0	—
Net gains on consolidated obligations held at fair value	—	0.8	1.0	3.0
Net gains (losses) on derivatives and hedging activities	2.3	(11.4)	72.3	(33.0)
Net losses on extinguishment of debt	—	(25.9)	(25.7)	(48.6)
Other, net	1.6	—	4.2	2.5
Total other loss	$(4.1)	$(24.5)	$(33.6)	$(49.2)

Other (loss) income can be volatile from period to period depending on the type of financial activity recorded, including the impact of fair value adjustments on instruments carried at fair value. For the three and nine months ended September 30, 2013, other (loss) income was primarily impacted by losses on investment securities, gains on derivatives and hedging activities, and losses on the extinguishment of debt.

Trading securities are recorded at fair value with changes in fair value reflected through other (loss) income. During the three and nine months ended September 30, 2013, we recorded losses on trading securities of $7.8 million and $87.1 million compared to gains of $12.0 million and $26.9 million for the same periods in 2012. These changes in fair value were due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities.

The changes in fair value on trading securities are generally offset by changes in fair value on derivatives and hedging activities. We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition. During the three and nine months ended September 30, 2013 and 2012, gains and losses on our derivatives and hedging activities were primarily attributable to economic derivatives. We recorded gains on economic derivatives of $0.4 million and $64.0 million during the three and nine months ended September 30, 2013 compared to losses of $6.6 million and $30.6 million during the same periods in 2012. These fair value changes were primarily attributable to the impact of changes in interest rates on interest rate swaps, which we utilized to economically hedge our trading securities portfolio as discussed above. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

We may extinguish higher-costing debt from time to time in an effort to better match our projected asset cash flows and to reduce our future interest costs. We did not extinguish any debt during the three months ended September 30, 2013. During the nine months ended September 30, 2013, we extinguished bonds with a total par value of $162.1 million and recorded losses of $25.7 million. During the three and nine months ended September 30, 2012, we extinguished bonds with a total par value of $137.6 million and $288.1 million and recognized losses of $25.9 million and $48.6 million.

For the three and nine months ended September 30, 2013, we recorded an other-than-temporary impairment (OTTI) charge of $1.3 million through other (loss) income. This charge represented the entire difference between the amortized cost basis and estimated fair value of one non-MBS investment classified as AFS for which the Bank intends to sell. Refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis.

Hedging Activities

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition. Accounting rules affect the timing and recognition of income and expense on derivatives and therefore we may be subject to income statement volatility.

If a hedging activity qualifies for hedge accounting treatment (fair value hedge), we include the periodic cash flow components of the derivative related to interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. We also record the amortization of fair value hedging adjustments from terminated hedges in interest income or expense or other (loss) income. Changes in the fair value of both the derivative and the hedged item are recorded as a component of other (loss) income in “Net gains (losses) on derivatives and hedging activities."

If a hedging activity does not qualify for hedge accounting treatment (economic hedge), we record the derivative's components of interest income and expense, together with the effect of changes in fair value as a component of other (loss) income in “Net gains (losses) on derivatives and hedging activities”; however, there is no fair value adjustment for the corresponding asset or liability being hedged unless changes in the fair value of the asset or liability are normally marked to fair value through earnings (i.e., trading securities and fair value option instruments).

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended September 30, 2013
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net interest income:
Net amortization/accretion[1]	$(4.8)	$—	$(0.9)	$10.9	$—	$—	$5.2
Net interest settlements	(39.5)	(12.4)	—	14.4	—	—	(37.5)
Total net interest income	(44.3)	(12.4)	(0.9)	25.3	—	—	(32.3)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	0.5	0.3	—	1.1	—	—	1.9
(Losses) gains on economic hedges	—	(1.4)	0.2	1.6	—	—	0.4
Total net gains (losses) on derivatives and hedging activities	0.5	(1.1)	0.2	2.7	—	—	2.3
Subtotal	(43.8)	(13.5)	(0.7)	28.0	—	—	(30.0)
Net losses on trading securities[2]	—	(7.9)	—	—	—	—	(7.9)
Net amortization/accretion[3]	—	2.9	—	—	—	—	2.9
Total net effect of hedging activities	$(43.8)	$(18.5)	$(0.7)	$28.0	$—	$—	$(35.0)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships included in net interest income.

2
Represents the net losses on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3	Represents the amortization/accretion of fair value hedging adjustments on closed investment hedge relationships included in other (loss) income as a result of investment sales.

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended September 30, 2012
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net interest income:
Net amortization/accretion[1]	$(13.2)	$—	$(1.1)	$11.7	$—	$—	$(2.6)
Net interest settlements	(45.1)	(3.2)	—	27.4	—	—	(20.9)
Total net interest income	(58.3)	(3.2)	(1.1)	39.1	—	—	(23.5)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	0.9	0.4	—	(6.1)	—	—	(4.8)
(Losses) gains on economic hedges	—	(7.2)	(0.4)	1.1	0.2	(0.3)	(6.6)
Total net gains (losses) on derivatives and hedging activities	0.9	(6.8)	(0.4)	(5.0)	0.2	(0.3)	(11.4)
Subtotal	(57.4)	(10.0)	(1.5)	34.1	0.2	(0.3)	(34.9)
Net gains on trading securities[2]	—	12.0	—	—	—	—	12.0
Net gains on consolidated obligations held at fair value	—	—	—	0.7	0.1	—	0.8
Net amortization/accretion[3]	—	—	—	(1.1)	—	—	(1.1)
Total net effect of hedging activities	$(57.4)	$2.0	$(1.5)	$33.7	$0.3	$(0.3)	$(23.2)

	For the Nine Months Ended September 30, 2013
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net interest income:
Net amortization/accretion[1]	$(26.7)	$—	$(3.3)	$37.8	$—	$—	$7.8
Net interest settlements	(122.2)	(23.9)	—	48.0	—	—	(98.1)
Total net interest income	(148.9)	(23.9)	(3.3)	85.8	—	—	(90.3)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	2.2	4.4	—	1.7	—	—	8.3
Gains (losses) on economic hedges	—	61.2	0.3	(1.5)	—	4.0	64.0
Total net gains on derivatives and hedging activities	2.2	65.6	0.3	0.2	—	4.0	72.3
Subtotal	(146.7)	41.7	(3.0)	86.0	—	4.0	(18.0)
Net losses on trading securities[2]	—	(87.2)	—	—	—	—	(87.2)
Net gains on consolidated obligations held at fair value	—	—	—	1.0	—	—	1.0
Net amortization/accretion[3]	—	2.9	—	(1.2)	—	—	1.7
Total net effect of hedging activities	$(146.7)	$(42.6)	$(3.0)	$85.8	$—	$4.0	$(102.5)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships included in net interest income.

2
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3
Represents the amortization/accretion of fair value hedging adjustments on closed bond hedge relationships included in other (loss) income as a result of debt extinguishments and closed investment hedge relationships included in other (loss) income as a result of investment sales.

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Nine Months Ended September 30, 2012
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net interest income:
Net amortization/accretion[1]	$(350.0)	$—	$(3.6)	$35.8	$—	$—	$(317.8)
Net interest settlements	(151.4)	(9.4)	—	102.1	—	—	(58.7)
Total net interest income	(501.4)	(9.4)	(3.6)	137.9	—	—	(376.5)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	2.8	0.7	—	(5.9)	—	—	(2.4)
(Losses) gains on economic hedges	(0.4)	(27.9)	(1.6)	7.5	2.9	(11.1)	(30.6)
Total net gains (losses) on derivatives and hedging activities	2.4	(27.2)	(1.6)	1.6	2.9	(11.1)	(33.0)
Subtotal	(499.0)	(36.6)	(5.2)	139.5	2.9	(11.1)	(409.5)
Net gains on trading securities[2]	—	27.4	—	—	—	—	27.4
Net gains on consolidated obligations held at fair value	—	—	—	1.6	1.4	—	3.0
Net amortization/accretion[3]	—	—	—	2.2	—	—	2.2
Total net effect of hedging activities	$(499.0)	$(9.2)	$(5.2)	$143.3	$4.3	$(11.1)	$(376.9)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships included in net interest income.

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

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities. The change in advance amortization during the nine months ended September 30, 2013 when compared to the same period in 2012 was due primarily to decreased advance prepayments. When an advance prepays, we terminate the hedge relationship and fully amortize the remaining fair value hedging adjustments through earnings. During the nine months ended September 30, 2013, we fully amortized $11.0 million of fair value hedging adjustments on prepaid advances compared to $329.8 million for the same period in 2012. This amortization was offset by gross advance prepayment fee income of $15.4 million and $353.3 million during the nine months ended September 30, 2013 and 2012. The hedging activity tables do not include the impact of the gross advance prepayment fee income.

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

GAINS (LOSSES) ON FAIR VALUE HEDGES

Gains (losses) on fair value hedges are driven by hedge ineffectiveness. Hedge ineffectiveness occurs when changes in the fair value of the derivative and the related hedged item do not perfectly offset each other. The primary drivers of hedge ineffectiveness are changes in the benchmark interest rate and volatility. During the three and nine months ended September 30, 2013 and 2012, gains (losses) on fair value hedging relationships remained relatively stable and were the result of normal market activity.

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

Investments

We utilize interest rate swaps and, in certain instances, forward settlement agreements (TBAs), to economically hedge a portion of our trading securities against changes in fair value. Gains and losses on these economic derivatives are due primarily to changes in interest rates. Gains and losses on our trading securities are due primarily to changes in interest rates and credit spreads. The following table summarizes gains and losses on these economic derivatives as well as losses and gains on the related trading securities (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gains (losses) on interest rate swaps	$4.2	$(1.6)	$77.8	$(15.5)
Losses on forward settlement agreements (TBAs)	—	(2.0)	—	(2.0)
Interest settlements	(5.6)	(3.6)	(16.6)	(10.4)
Net (losses) gains on investment derivatives	(1.4)	(7.2)	61.2	(27.9)
Net (losses) gains on related trading securities	(7.9)	12.0	(87.2)	27.4
Net (losses) gains on investment hedge relationships	$(9.3)	$4.8	$(26.0)	$(0.5)

Balance Sheet

We may utilize interest rate caps from time to time to economically hedge our mortgage assets against increases in interest rates. Gains and losses on these economic derivatives are due to changes in interest rates and volatility. During the nine months ended September 30, 2013, we recorded gains on interest rate caps of $4.0 million compared to losses of $11.1 million during the same period in 2012. At September 30, 2013, we had no interest rate caps outstanding in our Statements of Condition as we sold our interest rate caps in the second quarter of 2013.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gains (losses) on interest rate swaps	$—	$0.3	$(1.4)	$9.6
Gains (losses) on interest rate swaps in ineffective fair value hedge relationships	0.9	0.1	(5.5)	(0.1)
Interest settlements	0.8	0.9	5.5	0.9
Net gains (losses) on consolidated obligation derivatives	1.7	1.3	(1.4)	10.4
Net gains on related consolidated obligations elected under the fair value option	—	0.8	1.0	3.0
Net (losses) gains on consolidated obligation hedge relationships	$1.7	$2.1	$(0.4)	$13.4

Statements of Condition

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

Financial Highlights

Our total assets increased to $65.1 billion at September 30, 2013 from $47.4 billion at December 31, 2012. Our total liabilities increased to $61.6 billion at September 30, 2013 from $44.6 billion at December 31, 2012. Total capital was $3.4 billion at September 30, 2013 compared to $2.8 billion at December 31, 2012. See further discussion of changes in our financial condition in the appropriate the sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	September 30, 2013	December 31, 2012
Commercial banks	$28,366	$8,983
Thrifts	1,148	1,011
Credit unions	644	663
Insurance companies	15,100	15,243
Total member advances	45,258	25,900
Housing associates	22	23
Non-member borrowers	158	132
Total par value	$45,438	$26,055

Our total advance par value increased $19.4 billion at September 30, 2013 when compared to December 31, 2012. The increase was primarily due to borrowings from a depository institution member during the third quarter.

The following table summarizes our advances by product type (dollars in millions):

	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Variable rate	$28,047	61.7	$8,800	33.8
Fixed rate	16,982	37.4	16,820	64.5
Amortizing	409	0.9	435	1.7
Total par value	45,438	100.0	26,055	100.0
Discounts	(8)		(3)
Fair value hedging adjustments	357		562
Total advances	$45,787		$26,614

Fair value hedging adjustments decreased $205.7 million at September 30, 2013 when compared to December 31, 2012. The decrease was primarily due to a decline in cumulative fair value gains on advances in existing hedge relationships resulting from changes in interest rates.

At September 30, 2013 and December 31, 2012, advances outstanding to our five largest member borrowers totaled $27.0 billion and $10.3 billion, representing 59 and 39 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at September 30, 2013 (dollars in millions):

	September 30, 2013
	Amount	% of Total
Wells Fargo Bank, N.A.	$19,000	41.8
Transamerica Life Insurance Company[1]	2,350	5.2
HICA Education Loan Corporation	2,335	5.1
Principal Life Insurance Company	1,750	3.9
ING USA Annuity and Life Insurance Company	1,548	3.4
Total par value	$26,983	59.4

1	Excludes $400.0 million of outstanding advances with Monumental Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

We manage our credit exposure to advances through an approach that provides for an established credit limit for each borrower, ongoing reviews of each borrower's financial condition, and detailed collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our borrowers in accordance with the Federal Home Loan Bank Act of 1932 (FHLBank Act), Finance Agency regulations, and other applicable laws.

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there are no probable credit losses on our advances as of September 30, 2013 and December 31, 2012. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	September 30, 2013	December 31, 2012
Fixed rate conventional loans	$5,991	$6,373
Fixed rate government-insured loans	539	513
Total unpaid principal balance	6,530	6,886
Premiums	82	86
Discounts	(17)	(21)
Basis adjustments from mortgage loan commitments	8	17
Total mortgage loans held for portfolio	6,603	6,968
Allowance for credit losses	(14)	(16)
Total mortgage loans held for portfolio, net	$6,589	$6,952

Our mortgage loans declined at September 30, 2013 when compared to December 31, 2012. The decrease was primarily due to principal paydowns exceeding mortgage loan purchases. Throughout the nine months ended September 30, 2013, mortgage prepayments and purchase activity generally declined as interest rates slowly increased.

During the nine months ended September 30, 2013, we recorded no provision for credit losses on our mortgage loans. We believe the current allowance for credit losses of $14.2 million remained adequate to absorb estimated losses in our conventional mortgage loan portfolio at September 30, 2013. For additional discussion on our mortgage loan credit risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Short-term investments
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	2,450	19.9	3,425	25.5
Federal funds sold	585	4.7	960	7.1
Total short-term investments	3,036	24.6	4,386	32.6
Long-term investments
Interest-bearing deposits	2	—	2	—
Mortgage-backed securities
Other U.S. obligations - residential	6	—	8	0.1
Other U.S. obligations - commercial	2	—	3	—
GSE - residential	7,262	58.9	6,798	50.6
Private-label - residential	32	0.3	41	0.3
Total mortgage-backed securities	7,302	59.2	6,850	51.0
Non-mortgage-backed securities
Other U.S. obligations	464	3.8	473	3.6
GSE obligations	883	7.1	929	6.9
State or local housing agency obligations	98	0.8	96	0.7
Other	551	4.5	697	5.2
Total non-mortgage-backed securities	1,996	16.2	2,195	16.4
Total long-term investments	9,300	75.4	9,047	67.4
Total investments	$12,336	100.0	$13,433	100.0

Our investments decreased eight percent at September 30, 2013 when compared to December 31, 2012. The decrease was primarily due to a reduction in short-term investments held for liquidity purposes, partially offset by an increase in GSE MBS purchases. At September 30, 2013, we had GSE MBS purchases with a total par value of $281.0 million that had traded but not yet settled. These investments have been recorded as "available-for-sale securities" in our Statements of Condition with a corresponding payable recorded in "other liabilities".

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

At September 30, 2013, we had one non-MBS classified as AFS that we intend to sell. This security was in an unrealized loss position and therefore we considered it to be other-than-temporarily impaired. We did not consider any of our other securities in an unrealized loss position to be other-than-temporarily impaired at September 30, 2013. Refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At September 30, 2013 and December 31, 2012, the carrying value of consolidated obligations for which we are primarily liable totaled $60.4 billion and $43.0 billion.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	September 30, 2013	December 31, 2012
Total par value	$32,210	$34,155
Premiums	23	25
Discounts	(18)	(19)
Fair value hedging adjustments	12	182
Fair value option adjustments	—	2
Total bonds	$32,227	$34,345

Our bonds decreased six percent at September 30, 2013 when compared to December 31, 2012. The decrease was primarily due to our utilization of shorter-term discount notes in place of step-up, callable, and term fixed rate bonds during the third quarter of 2013 to meet increased member advance demand.

Fair value hedging adjustments decreased $169.8 million at September 30, 2013 when compared to December 31, 2012. The decrease was primarily due to cumulative fair value gains on bonds in existing hedge relationships resulting from changes in interest rates. In addition, fair value hedging adjustments from terminated hedges decreased due mainly to the normal amortization of existing basis adjustments.

Fair Value Option Bonds

The Bank elected the fair value option for certain bonds that did not qualify for hedge accounting, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. At September 30, 2013 and December 31, 2012, approximately $0.1 billion and $1.9 billion of our bonds were recorded under the fair value option. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional details on the income statement impact of the bonds and the related economic derivatives.

For additional information on our bonds, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	September 30, 2013	December 31, 2012
Par value	$28,220	$8,677
Discounts	(2)	(2)
Total	$28,218	$8,675

Our discount notes increased $19.5 billion at September 30, 2013 when compared to December 31, 2012. The increase was primarily due to our utilization of shorter-term discount notes in place of step-up, callable, and term fixed rate bonds to manage our funding needs as a result of increased member advance demand throughout the third quarter of 2013.

For additional information on our discount notes, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Deposits

Deposit levels will vary based on member alternatives for short-term investments. Our deposits decreased 39 percent at September 30, 2013 when compared to December 31, 2012 due primarily to a decrease in interest-bearing deposits, including overnight, demand, and term deposits.

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

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	September 30, 2013	December 31, 2012
Interest rate swaps
Noncallable	$31,725	$23,765
Callable by counterparty	5,744	4,218
Callable by the Bank	55	35
Total interest rate swaps	37,524	28,018
Interest rate caps	—	3,450
Forward settlement agreements (TBAs)	55	93
Mortgage delivery commitments	58	96
Total notional amount	$37,637	$31,657

The notional amount of our derivative contracts increased 19 percent at September 30, 2013 when compared to December 31, 2012. The increase was primarily due to our increased utilization of interest rate swaps to convert our fixed rate structured debt to a variable rate throughout the nine months ended September 30, 2013. We utilized this funding strategy in addition to discount notes to fund increased member advance demand during the third quarter of 2013. The increase was partially offset by the sale of interest rate caps during the second quarter of 2013.

Capital

Our capital (including capital stock, retained earnings, and accumulated other comprehensive income) was $3.4 billion at September 30, 2013 compared to $2.8 billion at December 31, 2012. Capital stock increased 30 percent due primarily to an increase in activity-based capital stock resulting from an increase in advances during the third quarter of 2013. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital stock activity. Retained earnings increased five percent due to net income earned during the nine months ended September 30, 2013, partially offset by the payment of dividends. Accumulated other comprehensive income decreased 51 percent due to a decrease in unrealized gains on AFS securities resulting primarily from an increase in interest rates.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At September 30, 2013 and December 31, 2012, the total par value of outstanding consolidated obligations for which we are primarily liable was $60.4 billion and $42.8 billion. At September 30, 2013 and December 31, 2012, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $660.3 billion and $645.1 billion.

During the nine months ended September 30, 2013, proceeds from the issuance of bonds and discount notes were $30.4 billion and $90.9 billion compared to $15.7 billion and $237.6 billion for the same period in 2012. During the first half of 2013, we had the ability to lock in attractive funding costs on step-up bonds. As a result, we increased our utilization of these bond structures, as well as callable and term fixed rate bonds, to fund certain short-term assets in place of discount notes. However, during the third quarter of 2013, the expectation of higher interest rates and a reduction in the issuance of U.S. Treasury bills led to strong investor demand for short-term assets. As a result, we began issuing shorter-term discount notes to meet increased member advance demand.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of October 31, 2013, our consolidated obligations were rated AA+/A-1+ by Standard and Poor's and Aaa/P-1 by Moody's and both ratings had a stable outlook. For further discussion of how credit rating changes may impact us in the future, refer to “Item 1A. Risk Factors” in our 2012 Form 10-K.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress when consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of October 31, 2013, no purchases had been made by the U.S. Treasury under this authorization.

Uses of Liquidity

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the nine months ended September 30, 2013, payments on consolidated obligations totaled $103.7 billion compared to $253.9 billion for the same period in 2012. A portion of these payments were due to the call and extinguishment of certain higher-costing par value bonds in an effort to better match our projected asset cash flows and reduce our future interest costs. During the nine months ended September 30, 2013 and 2012, we called bonds with a total par value of $1.4 billion and $12.8 billion and extinguished bonds with a total par value of $162.1 million and $288.1 million.

During the nine months ended September 30, 2013, advance disbursements totaled $65.9 billion compared to $35.7 billion for the same period in 2012. The increase was primarily due to borrowings from a depository institution member during the third quarter. During the nine months ended September 30, 2013, investment purchases (excluding overnight investments) totaled $65.4 billion compared to $30.2 billion for the same period in 2012. The increase was primarily due to the purchase of secured resale agreements during the nine months ended September 30, 2013 in an effort to manage our liquidity while reducing counterparty credit risk.

We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

Liquidity Requirements

Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At September 30, 2013 and December 31, 2012 and throughout the nine months ended September 30, 2013, we were in compliance with all three of the Finance Agency liquidity requirements.

In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At September 30, 2013 and December 31, 2012 and throughout the nine months ended September 30, 2013, we were in compliance with this liquidity guidance.

CAPITAL

Capital Requirements

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock (which includes mandatorily redeemable capital stock) and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all capital stock, including mandatorily redeemable capital stock, and retained earnings. It does not include accumulated other comprehensive income. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At September 30, 2013 and December 31, 2012, we were in compliance with all three of the Finance Agency's regulatory capital requirements. Refer to "Item 1. Financial Statements — Note 12 — Capital" for additional information.

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
The capital stock requirements established in our Capital Plan are designed so that we remain adequately capitalized as member activity changes. Our Board of Directors may make adjustments to the capital stock requirements within ranges established in our Capital Plan. During the second quarter of 2013, our Board of Directors approved a reduction in the activity-based capital stock requirement from 4.45 percent to 4.00 percent. This became effective August 1, 2013 and resulted in us repurchasing approximately $150 million of capital stock from members.

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At September 30, 2013 and December 31, 2012, we had no excess capital stock outstanding.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	September 30, 2013	December 31, 2012
Commercial banks	$1,622	$891
Thrifts	92	97
Credit unions	102	109
Insurance companies	874	966
Total GAAP capital stock	2,690	2,063
Mandatorily redeemable capital stock	13	9
Total regulatory capital stock	$2,703	$2,072
Approximately 77 and 71 percent of our total regulatory capital stock outstanding at September 30, 2013 and December 31, 2012 was activity-based capital stock that fluctuates with the outstanding balances of advances made to members and mortgage loans purchased from members. The increase in capital stock outstanding with commercial banks was due primarily to increased advance activity with a depository institution member during the third quarter.

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we, as determined by our Board of Directors, will establish an action plan to enable us to return to our targeted level of retained earnings within twelve months. At September 30, 2013, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.
The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement), as amended, with the other 11 FHLBanks in February 2011. The JCE Agreement is intended to enhance our capital position over time. It requires us to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At September 30, 2013 and December 31, 2012, our restricted retained earnings balance totaled $43.4 million and $28.8 million. For more information on our JCE Agreement, refer to our 2012 Form 10-K.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Aggregate cash dividends paid	$13.1	$13.5	$39.1	$44.9
Effective combined annualized dividend rate paid on capital stock	2.59%	2.64%	2.59%	2.89%
Annualized dividend rate paid on membership capital stock	0.50%	0.50%	0.50%	1.33%
Annualized dividend rate paid on activity-based capital stock	3.50%	3.50%	3.50%	3.50%
Average three-month LIBOR	0.26%	0.43%	0.28%	0.47%

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, refer to our 2012 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2013.

Legislative and Regulatory Developments

Final Rule on Stress Testing

On September 26, 2013, the Finance Agency issued a final rule that requires each FHLBank to assess the potential impact of certain sets of economic and financial conditions, including baseline, adverse and severely adverse scenarios, on its earnings, capital, and other related factors, over a nine-quarter forward horizon based on its portfolio as of September 30th of the previous year. The rule provides that the Finance Agency will annually issue guidance on the scenarios and methodologies to be used in conducting the stress test. Each FHLBank must publicly disclose the results of its adverse economic conditions stress test. The final rule became effective October 28, 2013.

Joint Proposed Rule on Credit Risk Retention for Asset-Backed Securities

On September 20, 2013, the Finance Agency along with other U.S. federal regulators jointly issued a proposed rule with a comment deadline of October 30, 2013, that proposes requiring asset-backed securities (ABS) sponsors to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The proposed rule revises an earlier proposed rule on ABS credit risk retention. In general, as with the original proposed rule, the revised proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk-retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with lower risk of default even in periods of decline of housing prices and high unemployment. The proposed rule would exempt agency MBS from the risk-retention requirements so long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency and fully guarantees the timely payment of principal and interest on all interests in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the U.S. would be exempt from the risk-retention requirements.

If adopted as proposed, the rule could reduce the number of loans originated by our members that are eligible to be pledged to us as collateral, to the extent that the risk retention requirements were uneconomic or otherwise had adverse impacts on our members. A reduction in origination of assets that are eligible to be pledged to us as collateral could, in turn, adversely impact demand for advances.

Housing Finance and Housing GSE Reform

We expect Congress to continue to consider reforms for the U.S. housing finance system and the housing GSEs, including the resolution of Fannie Mae and Freddie Mac (collectively, the Enterprises). Legislation has been introduced in both the House of Representatives and the Senate that would wind down the Enterprises and replace them with a new finance system to support the secondary mortgage market. On June 25, 2013, a bill entitled the Housing Finance Reform and Taxpayer Protection Act of 2013 (Housing Finance Reform Act) was introduced in the Senate with bipartisan support. On July 11, 2013, Republican leaders of the House Financial Services Committee submitted a proposal entitled the Protecting American Taxpayers and Homeowners Act of 2013 (PATH Act), which was approved by the Committee on July 24, 2013. Both proposals would have direct implications for us if enacted.

While both proposals reflect the efforts over the past year to lay the groundwork for a new U.S. housing finance structure by creating a common securitization platform and establishing national standards for mortgage securitization, they differ on the role of the Federal government in the revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation as an independent agency in the Federal government, replacing the Finance Agency as the primary Federal regulator of the FHLBanks. The Federal Mortgage Insurance Corporation would facilitate the securitization of eligible mortgages by insuring covered securities, in a catastrophic risk position. The FHLBanks would be allowed to apply to become an approved issuer of covered securities to facilitate access to the secondary market for smaller community mortgage lenders. Any covered MBS issued by the FHLBanks or subsidiary would not be issued as a consolidated obligation and would not be treated as a joint and several obligation of any FHLBank that has not elected to participate in such issuance.

By contrast, the PATH Act would effectively eliminate any government guarantee of conventional, conforming mortgages except for Federal Housing Administration, Department of Veterans Affairs and similar loans designed to serve first-time home buyers and low-and-moderate income borrowers. The FHLBanks would be authorized to act as aggregators of mortgages for securitization through a newly established common market utility.

The PATH Act would also revamp the statutory provisions governing the board composition of FHLBanks. Among other things, for merging FHLBanks, the number of directors would be capped at 15 and the number of member directors allocated to a state would be capped at two until each state in the combined FHLBank's district has at least one member director. In addition, the Finance Agency would be given the authority, consistent with the authority of other banking regulators, to regulate and examine vendors of an FHLBank or an Enterprise. Also, the PATH Act would remove the requirement that the Finance Agency adopt regulations establishing standards of community investment or service for FHLBank members.

We expect Congress to consider these and other changes to the U.S. housing finance system in the coming months. Any such proposal likely would have consequences for the FHLBank System and our ability to provide readily accessible liquidity to our members. However, given the uncertainty of the Congressional process, it is impossible to determine at this time whether or when legislation would be enacted for housing GSE or housing finance reform. The ultimate effects of these efforts on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

Basel Committee on Banking Supervision - Final Capital Framework
In July 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency (OCC) adopted a final rule and the FDIC adopted an interim final rule, which was amended September 10, 2013, establishing new minimum capital standards for financial institutions to incorporate the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The new capital framework includes, among other things:

•	a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement, and an additional capital conservation buffer;

•	revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•	a supplementary leverage ratio for financial institutions subject to the “advanced approaches” risk-based capital rules.
The new framework could require some of our members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. Conversely, the new requirements could provide incentive to members to use term advances to create and maintain balance sheet liquidity. Most of our members must begin to comply with the final rule by January 1, 2015, although some larger members must begin to comply by January 1, 2014.

Basel Committee on Bank Supervision - Proposed Liquidity Coverage Ratio.

In October 2013, the Federal Reserve, the OCC, and the FDIC issued a proposed rule for a minimum liquidity coverage ratio (the LCR) applicable to all internationally active banking organizations, bank holding companies, systemically important, non-bank financial institutions designated for Federal Reserve supervision that do not have substantial insurance activities, certain savings and loan holding companies, and depository institutions with $250 billion or more in total assets or $10 billion or more in on-balance sheet foreign exposure; and to such organizations’ consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. Among other things, the proposed rule would require the foregoing entities to maintain a sufficient amount of high-quality liquid assets to meet their obligations and other liquidity needs that are forecasted to occur during a 30-calendar day stress scenario. The proposed rule defines various categories of high-quality liquid assets into levels with the most favorable treatment under Level 1, less favorable under Level 2A, and least favorable under Level 2B. As proposed, FHLBank consolidated obligations would be categorized as Level 2A, meaning that they would be subject to a 15 percent "haircut" and, when combined with the Level 2B category, cannot exceed 40 percent of the total high-quality liquid assets maintained by the institution for purposes of compliance with LCR. The impact of this rule, if adopted, on our Bank is uncertain. Comments on the proposed rule are due January 31, 2014.

National Credit Union Administration (NCUA) Final Rule on Access to Emergency Liquidity.

On October 30, 2013, the NCUA published a final rule requiring, among other things, that federally insured credit unions with assets of $250 million or more must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed economic circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve's discount window. The final rule does not include FHLBank membership as an emergency liquidity source. Additionally, the final rule may adversely impact the FHLBanks' results of operations it if causes the FHLBanks' federally-insured credit union members to favor these federal liquidity sources over FHLBank membership or advances.

Risk Management

We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, and business risk. Our primary objective is to manage our assets and liabilities in ways that protect the par redemption value of our capital stock from risks, including fluctuations in market interest rates and spreads. In line with this objective, our ERMP establishes risk measures to monitor our market and liquidity risk. The following is a list of the risk measures in place at September 30, 2013 and whether or not they are monitored by a policy limit:

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

MARKET RISK

We define market risk as the risk that Market Value of Capital Stock (MVCS) or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during the nine months ended September 30, 2013 and 2012. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets and liabilities, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements. Our key market risk measures are MVCS Sensitivity and Economic Value of Capital Stock (EVCS).

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

The policy limits for MVCS are 2.2 percent, 5 percent, and 12 percent declines from the base case in the up and down 50, 100, and 200 basis point parallel interest rate shift scenarios and 4.4 percent, 10 percent, and 24 percent declines from the base case in the up and down 50, 100, and 200 basis point non-parallel interest rate shift scenarios. Any breach of policy limits requires an immediate action to bring the exposure back within policy limits, as well as a report to the Board of Directors. Effective November 1, 2013, the Board of Directors revised the policy limits for MVCS to 2.5 percent, 5.5 percent, and 13 percent declines from the base case in the up and down 50, 100, and 200 basis point non-parallel interest rate shift scenarios.

During the first quarter of 2008, due to the low interest rate environment, our Board of Directors suspended indefinitely the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario. In October 2012, our Board of Directors amended the suspension by approving a rule for compliance to the down 200 basis point scenario that reinstates/suspends the associated policy limit when the 10-year swap rate increases above/drops below 2.50 percent and remains so for five consecutive days. During the second quarter of 2013, the 10-year swap rate increased above 2.50 percent and remained above that level for five consecutive days. As such, the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario was reinstated at that time and continued to remain in effect at September 30, 2013.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at September 30, 2013 and December 31, 2012:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September	$109.7	$115.7	$118.1	$118.6	$118.3	$117.2	$113.6
December	$108.0	$111.7	$114.9	$116.6	$117.6	$116.6	$110.3

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September	(7.6)%	(2.5)%	(0.4)%	—%	(0.3)%	(1.2)%	(4.2)%
December	(7.4)%	(4.3)%	(1.5)%	—%	0.8%	—%	(5.4)%

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at September 30, 2013 and December 31, 2012:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September	$118.3	$119.3	$119.2	$118.6	$117.8	$115.8	$112.3
December	$112.0	$114.8	$116.0	$116.6	$117.3	$116.6	$112.1

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September	(0.3)%	0.6%	0.5%	—%	(0.7)%	(2.4)%	(5.3)%
December	(4.0)%	(1.5)%	(0.5)%	—%	0.5%	—%	(3.9)%

The increase in base case MVCS at September 30, 2013 when compared to December 31, 2012 was primarily attributable to the following factors:

•
Increased funding costs relative to the LIBOR swap curve. Our funding costs relative to the LIBOR swap curve increased during the nine months ended September 30, 2013, thereby decreasing the present value of our liabilities that fund mortgage assets and increasing MVCS.

•
Decreased remaining life of higher coupon debt. Our consolidated obligation bonds at coupons higher than current market levels moved closer to maturity during the nine months ended September 30, 2013. This decreased the present value of the bonds, thereby increasing MVCS.

The increase in our MVCS at September 30, 2013 when compared to December 31, 2012 was partially offset by an increase in activity-based capital stock driven by higher advance growth and increased option-adjusted spread on our mortgage assets. During the third quarter of 2013, our advance activity with members increased, and therefore our activity-based capital stock balances increased. As we issued this activity-based capital stock at par, which is below our current MVCS level, our MVCS was negatively impacted. Additionally, during the nine months ended September 30, 2013, the spread between mortgage interest rates and LIBOR, adjusted for the mortgage prepayment option, increased when compared to December 31, 2012. This had a negative impact on MVCS as it decreased the value of mortgage related assets.

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

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at September 30, 2013 and December 31, 2012:

Economic Value of Capital Stock (dollars per share)
September	$120.8
December	$126.0

The decrease in our EVCS at September 30, 2013 when compared to December 31, 2012 was primarily attributable to the following factors:

•
Increased shares of activity-based capital stock. During the third quarter of 2013, our advance activity with members increased, and therefore our activity-based capital stock balances increased. As we issued this activity-based capital stock at par, which is below our current EVCS level, our EVCS was negatively impacted.

•
Increased funding costs relative to the LIBOR swap curve. Our funding costs relative to the LIBOR swap curve increased during the nine months ended September 30, 2013. This had a negative impact on EVCS mainly through its impact on the value of mortgage-related assets and their associated funding.

The decrease in EVCS at September 30, 2013 when compared to December 31, 2012 was partially offset by the decreased remaining life of higher coupon debt. Our consolidated obligations at coupons higher than current market levels were closer to maturity during the nine months ended September 30, 2013. This had a positive impact on EVCS as the value of our liabilities decreased more than that of our assets.

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

At September 30, 2013 and December 31, 2012, borrowers pledged $136.7 billion and $123.0 billion of collateral (net of applicable discounts) to support activity with us, including advances. The increase in pledged collateral was primarily due to borrowings from a depository institution member during the third quarter. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on our credit products as of September 30, 2013 and December 31, 2012. Accordingly, we have not recorded any allowance for credit losses on our credit products.

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

The following table presents the unpaid principal balance of our MPF portfolio by product type (dollars in millions):

Product Type	September 30, 2013	December 31, 2012
Original MPF	$839	$810
MPF 100	37	48
MPF 125	3,579	3,534
MPF Plus	1,536	1,981
MPF Government	539	513
Total unpaid principal balance	$6,530	$6,886

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

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage portfolio. We do not factor expected proceeds from PMI into our allowance for credit losses. During the nine months ended September 30, 2013, we recorded no provision for credit losses. We believe the current allowance remained adequate to absorb estimated losses in our conventional mortgage loan portfolio at September 30, 2013. Refer to “Item 1. Financial Statements — Note 9 — Allowance for Credit Losses” for additional information on our allowance for credit losses.

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance, beginning of period	$15	$17	$16	$19
Charge-offs	(1)	(1)	(2)	(3)
Balance, end of period	$14	$16	$14	$16

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

MORTGAGE-BACKED SECURITIES

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or that carry the highest investment grade rating by an nationally recognized statistical rating organization (NRSRO) at the time of purchase. We are exposed to credit risk to the extent these MBS fail to perform adequately. We perform ongoing analysis on these investments to determine potential credit issues. At September 30, 2013 and December 31, 2012, we owned $7.3 billion and $6.9 billion of MBS, of which approximately 99.6 percent and 99.4 percent were guaranteed by the U.S. Government or issued by GSEs and 0.4 and 0.6 percent were private-label MBS.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS (dollars in millions):

September 30, 2013
Credit rating:
A	$10
BBB	19
BB	3
Total unpaid principal balance	$32

Amortized cost	$32
Gross unrealized gains	—
Gross unrealized losses	(1)
Fair value	$31

Weighted average percentage of fair value to unpaid principal balance	98%
Original weighted average FICO® score	725
Original weighted average credit support[1]	4%
Weighted average credit support[2]	12%
Weighted average collateral delinquency rate[3]	8%

1	Based on the credit support at the time of issuance and is calculated using the unpaid principal balance of the individual securities and their respective original credit support.

2	Based on the credit support as of September 30, 2013 and is calculated using the unpaid principal balance of the individual securities and their respective credit support as of September 30, 2013.

3	Represents the percentage of underlying loans that are 60 days or more past due.

At September 30, 2013, we did not consider any of our private-label MBS to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment.”

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, as of September 30, 2013.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from one to 15 percent based on the counterparty's credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of two to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of September 30, 2013, we were in compliance with the regulatory limits established for unsecured credit.

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

At September 30, 2013, our unsecured investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at September 30, 2013 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1]
Domicile of Counterparty	AA	A	BBB
Domestic	$—	$—	$55
U.S. subsidiaries of foreign commercial banks	—	210	—
Subtotal	—	210	55
U.S. branches and agency offices of foreign commercial banks
Canada	—	200	—
Netherlands	120	—	—
Total unsecured investment exposure	$120	$410	$55

1	Represents the lowest credit rating available for each investment based on an NRSRO.

The following tables summarizes the carrying value of our investments by credit rating (dollars in millions):

	September 30, 2013
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits[2]	$—	$3	$—	$—	$—	$—	$3
Securities purchased under agreements to resell	—	—	1,650	—	—	800	2,450
Federal funds sold	—	120	410	55	—	—	585
Investment securities:
Non-mortgage-backed securities
Other U.S. obligations	—	464	—	—	—	—	464
GSE obligations	—	883	—	—	—	—	883
State or local housing agency obligations	24	74	—	—	—	—	98
Other[3]	339	211	—	—	—	1	551
Total non-mortgage-backed securities	363	1,632	—	—	—	1	1,996
Mortgage-backed securities
GSE - residential	—	7,262	—	—	—	—	7,262
Other U.S. obligations - residential	—	6	—	—	—	—	6
Other U.S. obligations - commercial	—	2	—	—	—	—	2
Private-label - residential	—	—	10	19	3	—	32
Total mortgage-backed securities	—	7,270	10	19	3	—	7,302
Total investments[4]	$363	$9,025	$2,070	$74	$3	$801	$12,336

	December 31, 2012
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits[2]	$—	$3	$—	$—	$—	$—	$3
Securities purchased under agreements to resell	—	—	2,500	—	—	925	3,425
Federal funds sold	—	—	960	—	—	—	960
Investment securities:
Non-mortgage-backed securities
Other U.S. obligations	—	473	—	—	—	—	473
GSE obligations	—	929	—	—	—	—	929
State or local housing agency obligations	8	88	—	—	—	—	96
Other[3]	374	321	—	—	—	2	697
Total non-mortgage-backed securities	382	1,811	—	—	—	2	2,195
Mortgage-backed securities
GSE - residential	—	6,798	—	—	—	—	6,798
Other U.S. obligations - residential	—	8	—	—	—	—	8
Other U.S. obligations - commercial	—	3	—	—	—	—	3
Private-label - residential	13	1	16	11	—	—	41
Total mortgage-backed securities	13	6,810	16	11	—	—	6,850
Total investments[4]	$395	$8,624	$3,476	$11	$—	$927	$13,433

1	Represents the lowest credit rating available for each investment based on an NRSRO.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Other "unrated" investment represents an equity investment in a Small Business Investment Company.

4	At September 30, 2013 and December 31, 2012, five and seven percent of our total investments were unsecured.

Our total investments decreased at September 30, 2013 when compared to December 31, 2012 due primarily to the maturity of investments held for liquidity purposes. The decline was offset in part by the purchase of GSE MBS during the year.

At September 30, 2013, we had one non-MBS investment classified as AFS that we intend to sell. This security was in an unrealized loss position and therefore we considered it to be other-than-temporarily impaired. The decline in value was due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligation. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment.”

Derivatives

We execute most of our derivative transactions with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed directly with a counterparty (bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent), with a Derivative Clearing Organization (cleared derivatives).

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

Bilateral Derivatives. We are subject to nonperformance by the counterparties to our derivative agreements. We generally require collateral on bilateral derivative agreements. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty generally must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our bilateral derivative agreements with counterparties as of September 30, 2013.

Cleared Derivatives. For cleared derivatives, the Derivative Clearing Organization (Clearinghouse) is our counterparty. We are subject to nonperformance by the Clearinghouse and clearing agent. The requirement that we post initial and variation margin through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. However, the use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily, through a clearing agent, for changes in the fair value of cleared derivatives. We do not anticipate any credit losses on our cleared derivatives as of September 30, 2013.

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. Our maximum credit risk is the estimated cost of replacing derivatives if there is a default, minus the value of any related collateral, including initial and variation margin. In determining maximum credit risk, we consider accrued interest receivables and payables as well as our ability to net settle positive and negative positions with the same counterparty and/or clearing agent when netting requirements are met.

The following tables shows our derivative counterparty credit exposure (dollars in millions):

	September 30, 2013
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
A	$3,809	$7	$(2)	$5
Liability positions with credit exposure
Bilateral derivatives
A2	152	(6)	6	—
Cleared derivatives[3]	12,528	(16)	54	38
Total derivative positions with credit exposure to non-member counterparties	16,489	(15)	58	43
Member institutions[4]	55	1	—	1
Total	16,544	$(14)	$58	$44
Derivative positions without credit exposure	21,093
Total notional	$37,637

	December 31, 2012
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
AA2	$150	$—	$—	$—
A	2,672	3	—	3
Liability positions with credit exposure
Bilateral derivatives
A	2,558	(89)	90	1
Total derivative positions with credit exposure to non-member counterparties	5,380	(86)	90	4
Member institutions[2,4]	54	—	—	—
Total	5,434	$(86)	$90	$4
Derivative positions without credit exposure	26,223
Total notional	$31,657

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Net credit exposure is less than $1.0 million.

3	Represents derivative transactions cleared with Clearinghouses, which are not rated.

4	Represents mortgage delivery commitments with our member institutions.

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

Internal Control Over Financial Reporting

For the third quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently aware of any pending or threatened legal proceedings against us, other than ordinary routine litigation incidental to our business, that could have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2012 Form 10-K. There have been no material changes to our risk factors during the nine months ended September 30, 2013.

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
101
The following financial information from the Bank's Third Quarter 2013 Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condition at September 30, 2013 and December 31, 2012, (ii) Statements of Income for the Three and Nine Months Ended September 30, 2013 and 2012, (iii) Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012, (iv) Statements of Capital as of September 30, 2013 and September 30, 2012, (v) Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and (vi) Condensed Notes to the Unaudited Financial Statements

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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	November 8, 2013

By:	/s/ Richard S. Swanson
Richard S. Swanson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ardis E. Kelley
Ardis E. Kelley Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)