Form 10-K
period 2013-12-31
Federal Home Loan Bank of Des Moines
filed 2014-03-11
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2013, the aggregate par value of the stock held by current and former members of the registrant was $2,083,646,300. At February 28, 2014, 26,454,561 shares of stock were outstanding.

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

•	the availability of derivative instruments in the types and quantities needed for risk management purposes from acceptable counterparties;

•	increases in delinquency or loss severity on mortgage loans;

•	the volatility of reported results due to changes in the fair value of certain assets, liabilities, and derivative instruments;

•	the ability to develop and support internal controls, information systems, and other operating technologies that effectively manage the risks we face;

•	the ability to attract and retain key personnel; and

•	member consolidations and failures.

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
Our capital stock is not publicly traded. It is purchased and redeemed by members or repurchased by us at a par value of $100 per share. Our current members own nearly all of our outstanding capital stock. Former members own the remaining capital stock, included in mandatorily redeemable capital stock, to support business transactions still carried in our Statements of Condition. All stockholders, including current and former members, may receive dividends on their capital stock investment to the extent declared by our Board of Directors.
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

A portion of our annual net income is used to fund our Affordable Housing Program (AHP), which provides grants and subsidized advances to members to support housing for very low to moderate income households. By regulation, we are required to contribute ten percent of our net earnings each year to the AHP. For purposes of the AHP assessment, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. For additional details on our AHP, refer to the "Affordable Housing Program Assessments" section of Item 1.
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
The following table summarizes our membership by type of institution:

	December 31,
Institutional Entity	2013	2012	2011
Commercial banks	968	992	1,005
Thrifts	52	61	69
Credit unions	109	102	92
Insurance companies	53	51	48
Community development financial institutions	1	1	1
Total	1,183	1,207	1,215

The following table summarizes our membership by asset size:

	December 31,
Membership Asset Size	2013	2012	2011
Depository institutions[1]
Less than $100 million	37.7%	40.2%	42.5%
$100 million to $500 million	45.9	44.4	42.6
Greater than $500 million	11.8	11.1	10.9
Insurance companies
Less than $100 million	0.5	0.4	0.4
$100 million to $500 million	0.9	0.9	0.8
Greater than $500 million	3.1	2.9	2.7
Community development financial institutions
Less than $100 million	0.1	0.1	0.1
Total	100.0%	100.0%	100.0%

1	Depository institutions consist of commercial banks, thrifts, and credit unions.

Our membership level declined during 2013 due to 28 member consolidations, six out-of-district or non-member consolidations, five dissolved charters, and one bank failure, partially offset by 16 new members. We did not experience any credit losses on advances outstanding with failed or dissolved member institutions during the year. At December 31, 2013, approximately 82 percent of our members were Community Financial Institutions (CFIs). For 2013, CFIs are defined under the Housing Act to include all Federal Deposit Insurance Corporation (FDIC) insured institutions with average total assets over the previous three-year period of less than $1.095 billion. CFIs are eligible to pledge certain collateral types that non-CFIs cannot pledge, including small business, small agri-business, and small farm loans.

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

•
Fixed Rate Advances. These advances are available over a variety of terms in amortizing and non-amortizing structures and are used to fund both the short- and long-term liquidity needs of our borrowers. Using an amortizing advance, a borrower makes predetermined principal payments at scheduled intervals throughout the term of the advance to manage the interest rate risk associated with long-term fixed rate amortizing assets. Forward starting advances are a type of fixed rate non-amortizing advance that settle at future dates allowing members to lock in an interest rate at the outset, while delaying the receipt of funding.

•
Variable Rate Advances. These advances have interest rates that reset periodically to a specified interest rate index such as London Interbank Offered Rate (LIBOR) and are used to fund both the short- and long-term liquidity needs of our borrowers. Capped LIBOR advances are a type of variable rate advance in which the interest rate cannot exceed a specified maximum interest rate.

•
Callable Advances. These advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Included in callable advances are fixed and variable rate member-owned option advances that are non-amortizing and certain amortizing advance structures that contain specific call features. A callable advance typically carries an interest rate higher than a comparable maturity advance that does not have the callable feature.

•
Putable Advances. These advances may, at our discretion, be terminated on predetermined dates prior to the stated maturity of the advances, requiring the borrower to repay the advance. Should an advance be terminated, replacement funding at the prevailing market rates and terms will be offered, based on our available advance products and subject to our normal credit and collateral requirements. A putable advance typically carries an interest rate lower than a comparable maturity advance that does not have the putable feature.

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

For the years ended December 31, 2013, 2012, and 2011, advances represented 58, 53, and 52 percent of our total average assets and generated 32, 35, and 30 percent of our total interest income. For additional information on our advances, including our top five borrowers, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.” In addition, refer to “Item 1A. Risk Factors” for a discussion on our exposure to customer concentration risk.

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
HOUSING ASSOCIATES
The FHLBank Act permits us to make advances to eligible housing associates. Housing associates are approved mortgagees under Title II of the National Housing Act that meet certain criteria, including: (i) chartered under law and have succession, (ii) subject to inspection and supervision by some governmental agency, and (iii) lend their own funds as their principal activity in the mortgage field. The same regulatory lending requirements that apply to our members generally apply to housing associates. Because housing associates are not members, they are not subject to certain provisions of the FHLBank Act applicable to members and cannot own our capital stock. In addition, they may only pledge certain types of collateral including: (i) Federal Housing Administration (FHA) mortgages, (ii) Ginnie Mae securities backed by FHA mortgages, (iii) certain residential mortgage loans, and (iv) cash deposited with us. As of December 31, 2013, we had one housing associate with an outstanding advance of $7.6 million, which represents less than one percent of total advances outstanding.
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

Mortgage Loans
We invest in mortgage loans through the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago), a secondary mortgage market structure developed by the FHLBank of Chicago to help fulfill the housing mission of the FHLBanks. Under the MPF program, we purchase or fund eligible mortgage loans (MPF loans) from or through participating financial institutions (PFIs). We may also acquire MPF loans through participations with other FHLBanks. MPF loans are conforming conventional or government-insured fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years. For the years ended December 31, 2013, 2012, and 2011, mortgage loans represented 12, 15, and 14 percent of our total average assets and generated 40, 37, and 36 percent of our total interest income.
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
MPF GOVERNANCE COMMITTEE
The MPF Governance Committee, which consists of representatives from each of the FHLBanks participating in the MPF program, is responsible for recommending and implementing strategic MPF program decisions, including, but not limited to, pricing methodology changes. Participating MPF FHLBanks are allowed to adjust the base price of MPF loan products established by the FHLBank of Chicago. Accordingly, we monitor daily market conditions and make price adjustments to our MPF loan products when deemed necessary. This allows us to impact the level of member demand in our MPF program as well as profitability, risk management, and regulatory requirements.
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
The PFI performs all traditional retail loan origination functions on our MPF loan products. With respect to the MPF 100 loan product, we are considered the originator of the MPF loan for accounting purposes since the PFI is acting as our agent when originating the MPF loan; however, we do not collect any origination fees. As previously noted, the MPF 100 product is not currently offered.

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
MPF LOAN VOLUME
Over the years, our member base for MPF loans has evolved from large-volume loan purchases from a small number of large PFIs to purchasing the majority of our MPF loans from a diverse base of community financial institutions. Our ability to adjust the base pricing on MPF loans, coupled with the low interest rate environment, has allowed us to serve the liquidity needs of a broad range of members and maintain relatively stable mortgage loan volumes. During the years ended December 31, 2013, 2012, and 2011, we purchased $1.2 billion, $2.1 billion, and $1.4 billion of MPF loan products (excluding MPF Xtra). In addition, our members delivered $1.6 billion, $2.0 billion, and $0.6 billion of MPF Xtra loans during the years ended December 31, 2013, 2012, and 2011.
The growth of our MPF loan portfolio could be affected by Finance Agency regulation. If we exceed $2.5 billion in MPF loan purchases in a calendar year (excluding MPF Xtra), we will become subject to housing goals as specified by the Finance Agency and may be required to implement an affordable housing plan for the MPF program in addition to our current AHP. We believe that these goals may be difficult to implement and could potentially change the credit profile of the MPF program.
For additional information on our mortgage loans, including concentrations held with PFIs, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Mortgage Loans.”
TEMPORARY LOAN MODIFICATION PLAN
Effective August 1, 2009, we introduced a temporary loan payment modification plan for participating PFIs, with a scheduled expiration date of December 31, 2011. Homeowners in default or imminent danger of default with conventional loans secured by their primary residence and originated prior to January 1, 2009 were eligible for the plan. This modification plan has been extended until December 31, 2015. Under the extension, homeowners in default or imminent danger of default with conventional loans secured by their primary residence, regardless of loan origination date, are eligible for the plan. At December 31, 2013, 19 modified loans totaling $3.4 million were outstanding in our Statements of Condition under this plan.
Investments
We maintain an investment portfolio primarily to provide investment income and liquidity. Our investment portfolio is comprised of both short- and long-term investments. Our short-term investments may include, but are not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposit, and commercial paper. Our long-term investments may include, but are not limited to, other U.S. obligations, government-sponsored enterprise (GSE) obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. Our long-term investments generally provide higher returns than our short-term investments. For the years ended December 31, 2013, 2012, and 2011, investments represented 29, 31, and 33 percent of our total average assets and generated 28, 29, and 34 percent of our total interest income.
We do not have any subsidiaries. With the exception of a limited partnership interest in a Small Business Investment Company (SBIC), we have no equity positions in any partnerships, corporations, or off-balance sheet special purpose entities. We limit new investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or that carry the highest investment grade rating by an NRSRO at the time of purchase. Our Enterprise Risk Management Policy (ERMP) prohibits new purchases of private-label MBS.

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
Consolidated Obligations
Our primary source of funding and liquidity is the issuance of debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations (bonds and discount notes) are the joint and several obligations of all 12 FHLBanks and are backed only by the financial resources of the 12 FHLBanks. They are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. At February 28, 2014, Standard & Poor's Ratings Services (S&P) and Moody's Investors Service, Inc. (Moody's) rated the consolidated obligations AA+/A-1+ and Aaa/P-1, both with a stable outlook.

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

DISCOUNT NOTES
Discount notes are generally issued to satisfy our short-term funding needs. They have maturities of up to 365/366 days and are offered daily through a discount note selling group and other authorized underwriters. Discount notes are generally sold at a discount and mature at par.
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
CAPITAL AND DIVIDENDS
Capital
We issue a single class of capital stock (Class B capital stock). Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, or repurchased by us at the stated par value. We have two subclasses of capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st subject to a cap of $10.0 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding in our Statements of Condition. All capital stock issued is subject to a five year notice of redemption period.
The capital stock requirements established in our Capital Plan are designed so that we remain adequately capitalized as member activity changes. Our Board of Directors may make adjustments to the capital stock requirements within ranges established in our Capital Plan. During the second quarter of 2013, after reviewing the Bank’s minimum regulatory capital-to-asset ratios and retained earnings balances, our Board of Directors approved a reduction in the activity-based capital stock requirement from 4.45 percent to 4.00 percent. This became effective August 1, 2013 and resulted in us repurchasing approximately $150 million of capital stock from members.

Capital stock owned by members in excess of their capital stock requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock.
For additional information on our capital, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital.”
Retained Earnings
Our ERMP requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we, as determined by our Board of Directors, will establish an action plan to enable us to return to our targeted level of retained earnings within twelve months. At December 31, 2013, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.
In 2011, the Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement), as amended, with the other 11 FHLBanks. The JCE Agreement is intended to enhance the capital position of each FHLBank by allocating the earnings historically paid to satisfy the Resolution Funding Corporation (REFCORP) obligation to a separate restricted retained earnings account. Under the JCE Agreement, beginning in the third quarter of 2011, each FHLBank allocates 20 percent of its quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in our Statements of Condition. At December 31, 2013 and 2012, our restricted retained earnings account totaled $50.8 million and $28.8 million. To review the JCE Agreement, as amended, see Exhibit 99.1 of our Form 8-K filed with the Securities and Exchange Commission (SEC) on August 5, 2011.
Dividends
Our Board of Directors may declare and pay different dividends for each subclass of capital stock. Dividend payments may be made in the form of cash and/or additional shares of capital stock. Historically, we have only paid cash dividends. By regulation, we may pay dividends from current earnings or unrestricted retained earnings, but we may not declare a dividend based on projected or anticipated earnings. We are prohibited from paying a dividend in the form of additional shares of capital stock if, after the issuance, the outstanding excess capital stock would be greater than one percent of our total assets. In addition, we may not declare or pay a dividend if the par value of our capital stock is impaired or is projected to become impaired after paying such dividend. Our Board of Directors may not declare or pay dividends if it would result in our non-compliance with regulatory capital requirements.
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

COMPETITION
Advances
One of our primary businesses is to make advances to our members and eligible housing associates. Demand for our advances is affected by, among other things, the cost of other available sources of funding for our borrowers. We compete with other suppliers of secured and unsecured wholesale funding including, but not limited to, investment banks, commercial banks, other GSEs, and U.S. Government agencies. We may also compete with other FHLBanks to the extent that member institutions have affiliated institutions located outside of our district. Furthermore, our members typically have access to brokered deposits and resale agreements, each of which represent competitive alternatives to our advances. Many of our competitors are not subject to the same body of regulation that we are, which enables those competitors to offer products and terms that we may not be able to offer. Efforts to effectively compete with other suppliers of wholesale funding by changing the pricing of our advances may result in a decrease in the profitability of our advance business.
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
PERSONNEL
As of February 28, 2014, we employed 213 full-time and ten part-time employees. Our employees are not covered by a collective bargaining agreement.

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
We cannot predict when new regulations will be promulgated by the Finance Agency or whether Congress will enact new legislation, and we cannot predict the effect of any new regulations or legislation on our business operations. Changes in regulatory or statutory requirements could result in, among other things, changes to the eligibility criteria of our membership, changes to the types of business activities that we are permitted to engage in, an increase in our cost of funding or cost of operation, or a decrease in the size, scope, or nature of our lending, investment, or MPF program activities, which could negatively affect our financial condition and results of operations.

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
Due to our relationship with other FHLBanks, we could also be impacted by events other than the default on a consolidated obligation. Events that impact other FHLBanks include, but are not limited to, member failures, capital deficiencies, and other-than-temporary impairment (OTTI) charges. These events may cause the Finance Agency, at its discretion, to require any FHLBank to either provide capital to or buy assets of any other FHLBank. If we were called upon by the Finance Agency to do either of these items, it may impact our financial condition.
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
ACTUAL OR PERCEIVED CHANGES IN THE FHLBANK'S CREDIT RATINGS AS WELL AS THE U.S. GOVERNMENT'S CREDIT RATING COULD ADVERSELY AFFECT OUR BUSINESS
Our consolidated obligations are currently rated AA+/A-1+ by S&P and Aaa/P-1 by Moody's, both with a stable outlook. These ratings are subject to reduction or withdrawal at any time by an NRSRO, and the FHLBank System may not be able to maintain these credit ratings. Adverse rating agency actions on the FHLBank System or U.S. Government may reduce investor confidence and negatively affect our cost of funds and ability to issue consolidated obligations on acceptable terms, which could adversely impact our financial condition and results of operations.
A reduction in our credit rating could also trigger additional collateral posting requirements under our derivative agreements. For cleared derivatives, the Derivative Clearing Organization (Clearinghouse) determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades. For the majority of bilateral derivative contracts, we are required to deliver additional collateral on derivatives in net liability positions to counterparties if there is deterioration in our credit rating. At December 31, 2013, if our credit rating had been lowered from its current rating of AA+ to the next lower rating, we would have been required to deliver up to an additional $35.9 million of collateral to our bilateral derivative counterparties. Further, demand for certain Bank products, including, but not limited to, standby letters of credit and standby bond purchase agreements, is influenced by our credit rating. A reduction in our credit rating could weaken or eliminate demand for such products.

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

WE COULD BE ADVERSELY AFFECTED BY OUR INABILITY TO ACCESS THE CAPITAL MARKETS
Our primary source of funds is through the issuance of consolidated obligations in the capital markets. Our ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing market conditions in the capital markets and rating agency actions, both of which are beyond our control. We cannot make any assurance that we will be able to obtain funding on terms acceptable to us, if at all. If we cannot access funding when needed, our ability to support and continue business operations, including our compliance with regulatory liquidity requirements, could be adversely impacted, which would thereby adversely impact our financial condition and results of operations. Although our debt issuances have historically kept pace with the funding needs of our members and eligible housing associates, there can be no assurance that this will continue.
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
WE COULD BE ADVERSELY AFFECTED BY OUR EXPOSURE TO CUSTOMER CONCENTRATION RISK
We are subject to customer concentration risk as a result of our reliance on a relatively small number of member institutions for a large portion of our total advances and resulting interest income. At December 31, 2013 and 2012, advances outstanding to our top five borrowers totaled $26.7 billion and $10.3 billion, representing 59 and 39 percent of our total advances outstanding. Advance balances with these members could change due to factors such as a change in member demand, relocation of a member out of our district, or a member choosing to do business with another FHLBank. If, for any reason, we were to lose, or experience a decrease in the amount of business with our top five borrowers, our financial condition and results of operations could be negatively affected. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances” for additional information on our top five borrowers.
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
The Dodd-Frank Act could adversely impact our ability to execute derivatives to hedge interest rate risk. Derivatives regulations under the Dodd-Frank Act have impacted and will continue to substantially impact the derivatives markets by, among other things: (i) requiring extensive regulatory and public reporting of derivatives transactions, (ii) requiring a wide range of over-the-counter derivatives to be cleared through recognized clearing facilities and traded on exchanges or exchange-like facilities, (iii) requiring the collection and segregation of collateral for most uncleared derivatives, and (iv) significantly broadening limits on the size of positions that may be maintained in specified derivatives. These market structure reforms may make many derivatives products more costly to execute, may significantly reduce the liquidity of certain derivatives markets, and could diminish customer demand for covered derivatives. These changes could negatively impact our ability to execute derivatives in a cost efficient manner, which could have an adverse impact on our results of operations and our ability to achieve our risk management objectives.
EXPOSURE TO OPTION RISK IN OUR FINANCIAL ASSETS AND LIABILITIES COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS
Our mortgage assets provide homeowners the option to prepay their mortgages prior to maturity. The effect of changes in interest rates can exacerbate prepayment or extension risk, which is the risk that mortgage assets will be refinanced by the mortgagor in low interest rate environments or will remain outstanding longer than expected at below-market yields when interest rates increase. Our advances, consolidated obligations, and derivatives may provide us, the borrower, the issuer, or the counterparty with the option to call or put the asset or liability. These options leave us susceptible to unpredictable cash flows associated with our financial assets and liabilities. The exercise of the option and the prepayment or extension risk is dependent upon general market conditions and if not managed appropriately, could have a material adverse effect on our financial condition and results of operations.
INCREASES IN DELINQUENCY OR LOSS SEVERITY ON OUR MPF LOANS MAY HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 2013, we observed some signs of improvement in the U.S. housing market and therefore, we decreased our allowance for credit losses on mortgage loans. To the extent that economic conditions weaken and result in increased unemployment and a decline in home prices, we could see an increase in loan delinquencies or loss severity estimates and decide to increase our allowance for credit losses on mortgage loans. In addition, to the extent that mortgage insurance providers fail to fulfill their obligations to pay us for claims, we could bear additional losses on certain mortgage loans with outstanding mortgage insurance coverage. As a result, our financial condition and results of operations could be adversely impacted.

THE IMPACT OF FINANCIAL MODELS AND THE UNDERLYING ASSUMPTIONS USED TO VALUE FINANCIAL INSTRUMENTS AND COLLATERAL MAY HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The degree of management judgment involved in determining the fair value of financial instruments or collateral is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments and collateral that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. We utilize external and internal pricing models to determine the fair value of certain financial instruments and collateral. For external pricing models, we review the vendors' pricing processes, methodologies, and control procedures for reasonableness. For internal pricing models, the underlying assumptions are based on management's best estimates for discount rates, prepayments, market volatility, and other factors. The assumptions used in both external and internal pricing models could have a significant effect on the reported fair values of assets and liabilities or collateral, the related income and expense, and the expected future behavior of assets and liabilities or collateral. While models we use to value financial instruments and collateral are subject to periodic validation by independent parties, rapid changes in market conditions could impact the value of our financial instruments and collateral. The use of different models and assumptions, as well as changes in market conditions, could impact our financial condition and results of operations as well as the amount of collateral we require from borrowers and counterparties.
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
FAILURES OR INTERRUPTIONS IN OUR INTERNAL CONTROLS, INFORMATION SYSTEMS, AND OTHER OPERATING TECHNOLOGIES COULD HARM OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS, REPUTATION, AND RELATIONS WITH MEMBERS
Control failures, including failures in our controls over financial reporting, or business interruptions with members and counterparties, could occur from human error, fraud, breakdowns in information and computer systems, lapses in operating processes, or natural or man-made disasters. If a significant control failure or business interruption were to occur, it could materially damage our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse, or repair the negative effects of such failures or interruptions.
Moreover, we rely heavily upon information systems and other operating technologies to conduct and manage our business. To the extent that we experience a technical failure or interruption in any of these systems or other operating technologies, including any "cyberattacks" or other breaches of technical security, we may be unable to conduct and manage our business effectively. During the third quarter of 2011, we began the process of replacing our core banking system. This project could also subject us to a higher level of operational risk or risk of technical failure or interruption. Although we have implemented a disaster recovery and business continuity plan, we can make no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of any technical failure or interruption. Any technical failure or interruption could harm our customer relations, risk management, and profitability, and could adversely impact our financial condition and results of operations.
THE INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD ADVERSELY IMPACT OUR BUSINESS
We rely heavily upon our employees in order to successfully execute our business and strategies. The success of our business mission depends, in large part, on our ability to attract and retain certain key personnel with required talents and skills. Should we be unable to hire or retain key personnel with the needed talents or skills, our business operations could be adversely impacted.
MEMBER CONSOLIDATIONS AND FAILURES COULD ADVERSELY AFFECT OUR BUSINESS
Member consolidations and failures could reduce the number of current and potential members in our district. During 2013, our membership level declined due primarily to 28 member consolidations and one bank failure. If the number of member consolidations and failures were to accelerate, we could experience a reduction in the level of our members' advance and other business activities. This loss of business could negatively impact our business operations, financial condition, and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
On January 2, 2007, we executed a 20 year lease with an affiliate of our member, Wells Fargo, for approximately 43,000 square feet of office space. The office space is located at 801 Walnut Street, Suite 200, Des Moines, Iowa and is used for substantially all primary business functions. To review the lease agreement, as amended, see Exhibits 10.3 and 10.3.1 of our Form 10-K filed with the SEC on March 30, 2007.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We are a cooperative. This means we are owned by our customers, whom we call members. Our current and former members own all of our outstanding capital stock. Our capital stock is not publicly traded and has a par value of $100 per share. All shares are issued, redeemed, or repurchased by us at the stated par value. Our capital stock may be redeemed with a five year notice from the member or voluntarily repurchased by us at par value, subject to certain limitations set forth in our Capital Plan. At February 28, 2014, we had 1,179 current members that held 26.4 million shares of capital stock and nine former members that held 0.1 million shares of mandatorily redeemable capital stock.
We paid the following quarterly cash dividends (dollars in millions):

	2013		2012
Quarter Declared and Paid	Amount[1]	Annualized Rate[3]	Amount[2]	Annualized Rate[3]
First Quarter	$13.1	2.60%	$15.9	3.00%
Second Quarter	12.9	2.59	15.5	3.02
Third Quarter	13.1	2.59	13.6	2.64
Fourth Quarter	14.4	2.64	13.5	2.62

1
Amounts exclude $59,000, $57,000, $85,000, and $93,000 of cash dividends paid on mandatorily redeemable capital stock for the first, second, third, and fourth quarters of 2013. For financial reporting purposes, these dividends were classified as interest expense.

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

For additional information on our dividends, including the annualized rates paid on membership and activity-based capital stock, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Dividends.”

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

	December 31,
Statements of Condition	2013	2012	2011	2010	2009
Investments[1]	$20,131	$13,433	$14,637	$18,639	$20,790
Advances	45,650	26,614	26,591	29,253	35,720
Mortgage loans held for portfolio, gross	6,565	6,968	7,157	7,434	7,719
Allowance for credit losses	(8)	(16)	(19)	(13)	(2)
Total assets	73,004	47,367	48,733	55,569	64,657
Consolidated obligations
Discount notes	38,137	8,675	6,810	7,208	9,417
Bonds	30,195	34,345	38,012	43,791	50,495
Total consolidated obligations[2]	68,332	43,020	44,822	50,999	59,912
Mandatorily redeemable capital stock	9	9	6	7	8
Capital stock — Class B putable	2,692	2,063	2,109	2,183	2,461
Retained earnings	678	622	569	556	484
Accumulated other comprehensive income (loss)	87	149	134	91	(34)
Total capital	3,457	2,834	2,812	2,830	2,911

	For the Years Ended December 31,
Statements of Income	2013	2012	2011	2010	2009
Net interest income	$213.1	$240.6	$235.6	$414.9	$197.4
(Reversal) provision for credit losses on mortgage loans	(5.9)	—	9.2	12.1	1.5
Other (loss) income[3]	(34.5)	(49.3)	(67.1)	(164.4)	57.8
Other expense[4]	62.5	67.5	61.7	57.3	55.1
Assessments	12.2	12.4	19.8	48.1	52.7
Net income	109.8	111.4	77.8	133.0	145.9

	For the Years Ended December 31,
Selected Financial Ratios[5]	2013	2012	2011	2010	2009
Net interest spread[6]	0.34%	0.42%	0.36%	0.59%	0.17%
Net interest margin[7]	0.39	0.49	0.44	0.67	0.28
Return on average equity	3.68	3.98	2.78	4.57	4.46
Return on average capital stock	4.94	5.44	3.66	5.76	5.05
Return on average assets	0.20	0.23	0.15	0.22	0.21
Average equity to average assets	5.40	5.69	5.27	4.70	4.63
Regulatory capital ratio[8]	4.63	5.69	5.51	4.94	4.57
Dividend payout ratio[9]	48.72	52.46	83.34	45.92	30.05

1	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and held-to-maturity (HTM) securities.

2
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $766.8 billion, $687.9 billion, $691.8 billion, $796.3 billion, and $930.5 billion at December 31, 2013, 2012, 2011, 2010, and 2009.

3	Other (loss) income includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, and net losses on the extinguishment of debt.

4	Other expense includes, among other things, compensation and benefits, professional fees, contractual services, and gains and losses on real estate owned (REO).

5	Amounts used to calculate selected financial ratios are based on numbers in thousands. Accordingly, recalculations using numbers in millions may not produce the same results.

6	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

7	Represents net interest income expressed as a percentage of average interest-earning assets.

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

EXECUTIVE OVERVIEW

Our Bank is a member-owned cooperative serving shareholder members in a five-state region (Iowa, Minnesota, Missouri, North Dakota, and South Dakota). Our mission is to provide funding and liquidity to our members and eligible housing associates so that they can meet the housing, economic development, and business needs of the communities they serve. We fulfill our mission by providing liquidity to our members and housing associates through advances, supporting residential mortgage lending through the MPF program, and by providing affordable housing programs that create housing opportunities for low and moderate income families. Our members include commercial banks, thrifts, credit unions, insurance companies, and CDFIs.

In 2013, we reported net income of $109.8 million compared to $111.4 million in 2012. Our net income is calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). Although our net income remained relatively stable between periods, the composition changed. The primary drivers of our net income in 2013 were net interest income, a reversal for credit losses on mortgage loans, and other (loss) income.

Net interest income totaled $213.1 million in 2013 compared to $240.6 million in 2012. The decrease was due to a decline in interest income resulting primarily from the low interest rate environment. In addition, advance prepayment fee income declined $22.3 million during 2013 when compared to 2012. These decreases were offset in part by a decline in interest expense due to lower funding costs. Our net interest margin, excluding the impact of advance prepayment fees, was 0.38 percent during 2013 compared with 0.43 percent in 2012. The decline was due in part to the growth in advance balances during 2013. Advances generate lower margins when compared to the majority of our other interest-earning assets.

We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage loan portfolio. In 2013, we recorded a reversal for credit losses on our mortgage loans of $5.9 million due primarily to a reduction in loan delinquencies and loss severity estimates as well as ongoing improvements in economic indicators and housing market forecasts. In 2012, we recorded no provision or reversal for credit losses on our mortgage loans.

Our other (loss) income totaled $(34.5) million in 2013 compared to $(49.3) million in 2012. The primary drivers of other (loss) income in 2013 were losses on trading securities, gains on derivatives and hedging activities, and losses on the extinguishment of debt, as further described below.

Our trading securities are recorded at fair value with changes in fair value reflected through other (loss) income. During 2013, we recorded losses on trading securities of $106.6 million compared to gains of $23.1 million in 2012. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities.

The changes in fair value on trading securities are generally offset by changes in fair value on derivatives and hedging activities. We utilize derivative instruments to manage interest rate risk, including mortgage prepayment risk. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. During 2013, we recorded gains of $85.3 million on our derivatives and hedging activities through other (loss) income compared to losses of $24.8 million in 2012. These fair value changes were primarily attributable to the impact of changes in interest rates on interest rate swaps that we utilize to economically hedge our trading securities portfolio as discussed above. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities" for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

We also extinguish higher-costing debt from time to time in an effort to better match our projected asset cash flows and to reduce our future interest costs. During 2013 and 2012, we extinguished $162.1 million and $556.1 million of higher-costing consolidated obligations and recorded losses on these debt extinguishments of $25.7 million and $76.8 million through other (loss) income.

Our total assets increased to $73.0 billion at December 31, 2013 from $47.4 billion at December 31, 2012 due primarily to an increase in advances and investments. Advances increased $19.0 billion due primarily to borrowings from a depository institution member during the year. Investments increased $6.7 billion mainly due to the purchase of secured resale agreements to manage our liquidity position and counterparty credit risk. Our total liabilities increased to $69.5 billion at December 31, 2013 from $44.6 billion at December 31, 2012 due to an increase in consolidated obligations issued to fund our increased advances and investments. Total capital increased to $3.5 billion at December 31, 2013 from $2.8 billion at December 31, 2012 primarily due to an increase in activity-based capital stock resulting from the increase in advances. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

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

The following table summarizes the reconciliation between GAAP net interest income and adjusted net interest income (dollars in millions):

	For the Years Ended December 31,
	2013	2012	2011
GAAP net interest income[1]	$213.1	$240.6	$235.6
Exclude:
Prepayment fees on advances, net	5.8	28.1	10.7
Prepayment fees on investments	1.2	—	14.6
Fair value hedging adjustments	—	0.1	1.6
Total adjustments	7.0	28.2	26.9
Include items reclassified from other (loss) income:
Net interest (expense) income on economic hedges	(16.0)	(11.9)	0.8
Adjusted net interest income[1]	$190.1	$200.5	$209.5
Adjusted net interest margin	0.35%	0.41%	0.39%

1	Amounts calculated are before the (reversal) provision for credit losses on mortgage loans.

As a member-owned cooperative, we endeavor to operate with a low but stable adjusted net interest margin. As indicated in the table above, our adjusted net interest income and adjusted net interest margin decreased during 2013 when compared to 2012. The decline in adjusted net interest income was due mainly to lower interest income resulting from the low interest rate environment. This decline was offset in part by a decline in interest expense due to lower funding costs. Our adjusted net interest margin was further impacted by the growth in our advance balances during 2013. Advances generate lower margins when compared to the majority of our other interest-earning assets.

The following table summarizes the reconciliation between GAAP net income and adjusted net income (dollars in millions):

	For the Years Ended December 31,
	2013	2012	2011
GAAP net income[1]	$122.0	$123.8	$97.6
Exclude:
Adjustments to net interest income	7.0	28.2	26.9
Other-than-temporary impairment losses	(1.4)	—	—
Net (losses) gains on trading securities	(106.6)	23.1	38.7
Net gains on sale of available-for-sale securities	3.0	12.6	—
Net gains on sale of held-to-maturity securities	—	1.0	7.2
Net gains (losses) on consolidated obligations held at fair value	1.0	4.2	(6.5)
Net gains (losses) on derivatives and hedging activities	85.3	(24.8)	(110.8)
Net losses on extinguishment of debt	(25.7)	(76.8)	(4.6)
Include:
Net interest (expense) income on economic hedges	(16.0)	(11.9)	0.8
Amortization of hedging costs[2]	(6.6)	(7.2)	(6.1)
Adjusted net income[1]	$136.8	$137.2	$141.4

1	Amounts calculated are before assessments.

2	Represents the straight line amortization of upfront fee payments on certain derivative instruments.

As indicated in the table above, our adjusted net income remained relatively stable during 2013 when compared to 2012. The decline in adjusted net interest income was partially offset by a $5.9 million reversal for credit losses on mortgage loans recorded during 2013. In addition, losses on REO declined $5.1 million during 2013 when compared to 2012.

For additional discussion on items impacting our GAAP earnings, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Capital Markets

Economic and market data received since the Federal Open Market Committee (FOMC) meeting in December of 2013 indicates a moderate pace of economic expansion. Conditions in the labor market have shown further signs of improvement and the unemployment rate has declined but remains elevated. Household spending and business fixed investments have advanced while the housing sector, though improved from prior years, has slowed somewhat in recent months. Fiscal policy continues to restrain economic growth, although the extent of restraint may be diminishing. Inflation has remained subdued and long-term inflation expectations have remained stable.

In its January 29, 2014 statement, the FOMC stated it expects that, with appropriate policy accommodation, economic activity will expand at a moderate pace and the unemployment rate will gradually decline toward levels the FOMC judges consistent with its dual mandate to foster maximum employment and price stability. The FOMC sees the risks to the outlook for the economy and the labor market as having become more balanced. It recognizes that inflation persistently below its two percent objective could pose risks to economic performance, and is monitoring inflation developments carefully for evidence that inflation will move back towards its objective over the medium-term.

Mortgage Markets

The housing market has improved over the past year, as indicated by rising home prices, lower inventories of properties for sale, and increased housing construction activity. Improved homebuilder sentiment has resulted in increases in residential construction, although the actual amount of new construction remains fairly low by historical standards. The outlook for a sustainable recovery in residential sales and home prices is promising; however, the recent increase in mortgage rates and home prices has made homes less affordable and reduced the level of mortgage refinance business. As the market has been driven by new originations, credit standards have eased as mortgage lenders compete for new loans.

Interest Rates

The following table shows information on key market interest rates1:

	Fourth Quarter 2013 3-Month Average	Fourth Quarter 2012 3-Month Average	2013 12-Month Average	2012 12-Month Average	2013 Ending Rate	2012 Ending Rate
Federal funds	0.09%	0.16%	0.11%	0.14%	0.07%	0.09%
Three-month LIBOR	0.24	0.32	0.27	0.43	0.25	0.31
2-year U.S. Treasury	0.32	0.26	0.30	0.27	0.38	0.25
10-year U.S. Treasury	2.73	1.69	2.34	1.78	3.03	1.76
30-year residential mortgage note	4.29	3.36	3.97	3.65	4.48	3.35

1	Source is Bloomberg.

The Federal Reserve's key targeted interest rate, the Federal funds rate, maintained a range of 0.00 to 0.25 percent during 2013. In its January 29, 2014 statement, the FOMC reaffirmed its expectation that the current exceptionally low target range for the Federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.50 percent and inflation projections for the next one to two years are no more than a half percentage point above the FOMC's long-run goal of two percent.

During the last quarter of 2011, as the Federal Reserve implemented its program of purchasing long-term U.S. Treasuries and selling an equal amount of short-term U.S. Treasuries (known as Operation Twist), three-month LIBOR began to steadily increase. However, after hitting a peak at the beginning of 2012, three-month LIBOR decreased and stabilized as of December 31, 2013. Average U.S. Treasury yields and mortgage rates were generally higher during 2013 when compared to the prior year. These rates increased as a result of positive labor market data and investor expectations that a brighter outlook of the economy would allow the Federal Reserve to start reducing its asset purchase program, known as Quantitative Easing III (discussed further below).

The FOMC noted in its December 18, 2013 statement that the improvement in economic activity and labor market conditions since it began the asset purchase program a year ago is consistent with growing underlying strength in the broader economy. As such, the FOMC decided to modestly reduce the pace of its asset purchases by $10.0 billion beginning in January of 2014. In light of the cumulative progress towards maximum employment and the improvement in the outlook of labor market conditions, the FOMC decided to make a further measured reduction in the pace of its asset purchases by an additional $10.0 billion in February of 2014. The FOMC agreed to purchase additional agency MBS at a pace of $30.0 billion per month rather than $35.0 billion per month, and add to its holdings of longer-term U.S. Treasury securities at a pace of $35.0 billion per month rather than $40.0 billion per month.

The FOMC is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency MBS in agency MBS and of rolling over maturing U.S. Treasury securities at auction. The FOMC noted that these actions should continue to maintain downward pressure on long-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative, which in turn should promote a stronger economic recovery and help to ensure that inflation, over time, is at the rate most consistent with the FOMC's dual mandate. The FOMC will closely monitor incoming information on economic and financial developments in coming months and will employ its monetary and other policy tools as appropriate, until the outlook for the labor market has improved substantially in the context of price stability.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Fourth Quarter 2013 3-Month Average	Fourth Quarter 2012 3-Month Average	2013 12-Month Average	2012 12-Month Average	2013 Ending Spread	2012 Ending Spread
3-month	(13.0)	(17.0)	(16.1)	(29.2)	(15.6)	(19.6)
2-year	(3.7)	(6.0)	(7.9)	(13.3)	(6.7)	(7.3)
5-year	14.9	2.1	6.3	(0.4)	10.5	1.6
10-year	57.1	23.6	36.6	30.4	55.8	25.1

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During 2013, our funding spreads relative to LIBOR deteriorated when compared to spreads at December 31, 2012. Throughout the first half of 2013, we utilized step-up, callable, and term fixed rate consolidated obligation bonds to either capture attractive funding or lengthen the maturity of our liabilities. However, during the second half of 2013, interest rates began to rise in response to investor expectations that a brighter outlook of the economy would allow the Federal Reserve to start reducing its asset purchase program. The expectation of higher interest rates and a reduction in U.S. Treasury bill issuances led to continued investor demand for our short-term debt, but had an adverse impact on our long-term debt spreads. We increased our utilization of consolidated obligation discount notes in the second half of 2013 to match repricing structures on advances and to provide additional liquidity.

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the years ended December 31, 2013, 2012, and 2011 (dollars in millions). See further discussion of these items in the sections that follow.

			2013 vs. 2012			2012 vs. 2011
	2013	2012	$ Change	% Change	2011	$ Change	% Change
Net interest income	$213.1	$240.6	$(27.5)	(11.4)%	$235.6	$5.0	2.1%
(Reversal) provision for credit losses on mortgage loans	(5.9)	—	(5.9)	(100.0)	9.2	(9.2)	(100.0)
Other (loss) income	(34.5)	(49.3)	14.8	30.0	(67.1)	17.8	26.5
Other expense	62.5	67.5	(5.0)	(7.4)	61.7	5.8	9.4
Assessments	12.2	12.4	(0.2)	(1.6)	19.8	(7.4)	(37.4)
Net income	$109.8	$111.4	$(1.6)	(1.4)%	$77.8	$33.6	43.2%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Years Ended December 31,
	2013			2012			2011
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$336	0.11%	$0.4	$461	0.15%	$0.7	$353	0.12%	$0.4
Securities purchased under agreements to resell	4,776	0.08	3.8	2,810	0.16	4.6	1,533	0.08	1.3
Federal funds sold	1,447	0.09	1.3	1,971	0.12	2.3	2,552	0.10	2.5
Short-term investments	6	0.08	—	165	0.15	0.3	146	0.13	0.2
Mortgage-backed securities[2,3,4]	7,056	1.53	107.8	7,235	1.98	142.9	9,802	2.34	229.8
Other investments[2,4,5]	2,193	3.05	66.8	2,568	2.74	70.4	3,215	2.25	72.3
Advances[4,6]	32,104	0.63	200.8	26,266	1.03	270.6	27,773	0.98	271.0
Mortgage loans[7]	6,714	3.78	253.5	7,152	3.97	284.1	7,256	4.48	325.0
Loans to other FHLBanks	—	—	—	—	—	—	3	0.04	—
Total interest-earning assets	54,632	1.16	634.4	48,628	1.60	775.9	52,633	1.71	902.5
Non-interest-earning assets	540	—	—	564	—	—	477	—	—
Total assets	$55,172	1.15%	$634.4	$49,192	1.58%	$775.9	$53,110	1.70%	$902.5
Interest-bearing liabilities
Deposits	$746	0.02%	$0.1	$992	0.04%	$0.4	$988	0.05%	$0.5
Consolidated obligations
Discount notes[4]	15,442	0.09	13.7	8,839	0.13	11.4	7,104	0.09	6.1
Bonds[4]	34,933	1.17	407.2	35,510	1.47	523.3	41,256	1.60	660.1
Other interest-bearing liabilities[8]	14	2.33	0.3	10	2.45	0.2	8	2.65	0.2
Total interest-bearing liabilities	51,135	0.82	421.3	45,351	1.18	535.3	49,356	1.35	666.9
Non-interest-bearing liabilities	1,057	—	—	1,041	—	—	956	—	—
Total liabilities	52,192	0.81	421.3	46,392	1.15	535.3	50,312	1.33	666.9
Capital	2,980	—	—	2,800	—	—	2,798	—	—
Total liabilities and capital	$55,172	0.76%	$421.3	$49,192	1.09%	$535.3	$53,110	1.26%	$666.9
Net interest income and spread[9]		0.34%	$213.1		0.42%	$240.6		0.36%	$235.6
Net interest margin[10]		0.39%			0.49%			0.44%
Average interest-earning assets to interest-bearing liabilities		106.84%			107.23%			106.64%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Interest income from MBS includes prepayment fee income of $14.6 million during the year ended December 31, 2011.

4	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

5
Other investments primarily include other U.S. obligations, GSE obligations, state or local housing agency obligations, taxable municipal bonds, and Temporary Liquidity Guarantee Program (TLGP) investments. Interest income from other investments includes prepayment fee income of $1.2 million during the year ended December 31, 2013.

6	Advance interest income includes prepayment fee income of $5.8 million, $28.1 million, and $10.7 million for the years ended December 31, 2013, 2012, and 2011.

7	Non-accrual loans are included in the average balance used to determine the average yield.

8	Other interest-bearing liabilities consists of mandatorily redeemable capital stock and borrowings from other FHLBanks.

9	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

10	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	2013 vs 2012			2012 vs 2011
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$(0.2)	$(0.1)	$(0.3)	$0.2	$0.1	$0.3
Securities purchased under agreements to resell	2.2	(3.0)	(0.8)	1.5	1.8	3.3
Federal funds sold	(0.5)	(0.5)	(1.0)	(0.7)	0.5	(0.2)
Short-term investments	(0.2)	(0.1)	(0.3)	—	0.1	0.1
Mortgage-backed securities	(3.4)	(31.7)	(35.1)	(54.7)	(32.2)	(86.9)
Other investments	(11.0)	7.4	(3.6)	(16.0)	14.1	(1.9)
Advances	51.1	(120.9)	(69.8)	(14.5)	14.1	(0.4)
Mortgage loans	(17.2)	(13.4)	(30.6)	(4.6)	(36.3)	(40.9)
Total interest income	20.8	(162.3)	(141.5)	(88.8)	(37.8)	(126.6)
Interest expense
Deposits	—	(0.3)	(0.3)	—	(0.1)	(0.1)
Consolidated obligations
Discount notes	6.6	(4.3)	2.3	1.9	3.4	5.3
Bonds	(8.6)	(107.5)	(116.1)	(86.4)	(50.4)	(136.8)
Other interest-bearing liabilities	0.1	—	0.1	—	—	—
Total interest expense	(1.9)	(112.1)	(114.0)	(84.5)	(47.1)	(131.6)
Net interest income	$22.7	$(50.2)	$(27.5)	$(4.3)	$9.3	$5.0

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. During 2013, our net interest spread was 0.34 percent compared to 0.42 percent and 0.36 percent in 2012 and 2011. Our net interest spread during 2013 was primarily impacted by lower interest income on advances, investments, and mortgage loans, partially offset by lower funding costs on our consolidated obligation bonds. The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances (including prepayment fees on advances, net) decreased 26 percent during 2013 when compared to 2012 and remained fairly stable during 2012 when compared to 2011. The decrease in 2013 was due to the low interest rate environment combined with lower advance prepayment fee income, offset in part by higher average volumes. Advance prepayment fee income declined to $5.8 million during 2013 from $28.1 million in 2012. The decrease in advance prepayment fee income was mainly due to one member prepaying approximately $2.1 billion of long-term fixed rate advances in 2012. Average advance volumes increased during 2013 due primarily to borrowings from a depository institution member.

Investments

Interest income on investments decreased 19 percent during 2013 when compared to 2012 and 28 percent during 2012 when compared to 2011. The decrease in 2013 was due mainly to the low interest rate environment and lower average volumes of other investments. Average other investment volumes declined due primarily to the maturity of TLGP investments in 2012. The decrease in 2012 was due to lower average volumes resulting primarily from MBS principal paydowns and lower interest rates on MBS.

Mortgage Loans

Interest income on mortgage loans decreased 11 percent during 2013 when compared to 2012 and 13 percent during 2012 when compared to 2011. The decrease in both periods was due to lower average mortgage loan volumes and the low interest rate environment. Average mortgage loan volumes declined in both periods due to principal paydowns exceeding mortgage loan purchases.

Bonds

Interest expense on bonds decreased 22 percent during 2013 when compared to 2012 and 21 percent during 2012 when compared to 2011. The decrease in 2013 was primarily due to the low interest rate environment. In addition, throughout 2012 and the first half of 2013, we called and extinguished certain higher-costing debt, which further reduced our interest expense during the year. The decrease in 2012 was due to lower average bond volumes and lower interest rates. Average bond volumes declined primarily due to a reduction in funding needs resulting from a decline in average assets.

(Reversal) Provision for Credit Losses on Mortgage Loans

During 2013, we recorded a reversal for credit losses on our mortgage loans of $5.9 million due primarily to a reduction in loan delinquencies and loss severity estimates as well as ongoing improvements in economic indicators and housing market forecasts on our collectively evaluated mortgage loans. In addition, we began utilizing external property valuations in 2013 rather than average loss severity rates on our individually evaluated mortgage loans, which resulted in losses that were lower than previously estimated. During 2012, we recorded no provision or reversal for credit losses on our mortgage loans. During 2011, we recorded a provision for credit losses of $9.2 million due to increased loss severities and higher levels of loans migrating to REO.

Other (Loss) Income

The following table summarizes the components of other (loss) income (dollars in millions):

	For the Years Ended December 31,
	2013	2012	2011
Other-than-temporary impairment losses	$(1.4)	$—	$—
Net (losses) gains on trading securities	(106.6)	23.1	38.7
Net gains on sale of available-for-sale securities	3.0	12.6	—
Net gains on sale of held-to-maturity securities	—	1.0	7.2
Net gains (losses) on consolidated obligations held at fair value	1.0	4.2	(6.5)
Net gains (losses) on derivatives and hedging activities	85.3	(24.8)	(110.8)
Net losses on extinguishment of debt	(25.7)	(76.8)	(4.6)
Other, net	9.9	11.4	8.9
Total other loss	$(34.5)	$(49.3)	$(67.1)

Other (loss) income can be volatile from period to period depending on the type of financial activity recorded. During 2013, other (loss) income was primarily impacted by losses on trading securities, gains on derivatives and hedging activities, and losses on the extinguishment of debt.

Trading securities are recorded at fair value with changes in fair value reflected through other (loss) income. During 2013, we recorded losses on trading securities of $106.6 million compared to gains of $23.1 million and $38.7 million in 2012 and 2011. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities.

The changes in fair value on trading securities are generally offset by changes in fair value on derivatives and hedging activities. We use derivatives to manage interest rate risk, including mortgage prepayment risk. During 2013, 2012, and 2011, gains and losses on our derivatives and hedging activities were primarily attributable to economic derivatives. We recorded gains on economic derivatives of $73.3 million during 2013 through other (loss) income compared to losses of $26.5 million and $121.7 million in 2012 and 2011. These fair value changes were primarily attributable to the impact of changes in interest rates on interest rate swaps that we utilize to economically hedge our trading securities portfolio. Throughout 2012 and 2011, these fair value changes were also attributable to the effect of changes in interest rates on interest rate caps economically hedging our mortgage asset portfolio. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

We may extinguish higher-costing debt from time to time in an effort to better match our projected asset cash flows and to reduce our future interest costs. During 2013, 2012, and 2011, we extinguished bonds with a total par value of $162.1 million, $556.1 million, and $33.0 million and recorded losses on these debt extinguishments of $25.7 million, $76.8 million, and $4.6 million through other (loss) income.

During 2013, we also recorded OTTI charges of $1.4 million through other (loss) income. These charges represented the entire difference between the amortized cost basis and estimated fair value of one non-MBS classified as AFS for which we changed our intent and decided to sell. Refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis.

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2013
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net interest income:
Net amortization/accretion[1]	$(34.9)	$—	$(3.8)	$46.1	$—	$—	$7.4
Net interest settlements	(163.1)	(42.5)	—	59.7	—	—	(145.9)
Total impact to net interest income	(198.0)	(42.5)	(3.8)	105.8	—	—	(138.5)
Other (loss) income:
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	2.8	8.6	—	0.6	—	—	12.0
Gains (losses) on economic hedges	0.1	79.1	0.3	(10.2)	—	4.0	73.3
Total net gains (losses) on derivatives and hedging activities	2.9	87.7	0.3	(9.6)	—	4.0	85.3
Net losses on trading securities[2]	—	(106.6)	—	—	—	—	(106.6)
Net gains on consolidated obligations held at fair value	—	—	—	1.0	—	—	1.0
Net amortization/accretion[3]	—	2.9	—	(1.2)	—	—	1.7
Total impact to other (loss) income	2.9	(16.0)	0.3	(9.8)	—	4.0	(18.6)
Total net effect of hedging activities[4]	$(195.1)	$(58.5)	$(3.5)	$96.0	$—	$4.0	$(157.1)

	For the Year Ended December 31, 2012
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net interest income:
Net amortization/accretion[1]	$(373.2)	$—	$(5.1)	$50.6	$—	$—	$(327.7)
Net interest settlements	(195.7)	(12.7)	—	123.9	—	—	(84.5)
Total impact to net interest income	(568.9)	(12.7)	(5.1)	174.5	—	—	(412.2)
Other (loss) income:
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	3.4	1.1	—	(2.8)	—	—	1.7
(Losses) gains on economic hedges	(0.3)	(23.4)	(1.5)	8.9	2.9	(13.1)	(26.5)
Total net gains (losses) on derivatives and hedging activities	3.1	(22.3)	(1.5)	6.1	2.9	(13.1)	(24.8)
Net gains on trading securities[2]	—	23.6	—	—	—	—	23.6
Net gains on consolidated obligations held at fair value	—	—	—	2.8	1.4	—	4.2
Net amortization/accretion[3]	—	—	—	4.1	—	—	4.1
Total impact to other (loss) income	3.1	1.3	(1.5)	13.0	4.3	(13.1)	7.1
Total net effect of hedging activities[4]	$(565.8)	$(11.4)	$(6.6)	$187.5	$4.3	$(13.1)	$(405.1)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships included in net interest income.

2
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3
Represents the amortization/accretion of fair value hedging adjustments on closed investment hedge relationships included in other (loss) income as a result of investment sales and/or closed bond hedge relationships included in other (loss) income as a result of debt extinguishments.

4	The hedging activity tables do not include the interest component on the related hedged items or the gross advance prepayment fee income on terminated advance hedge relationships.

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2011
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net interest income:
Net amortization/accretion[1]	$(33.0)	$—	$(3.2)	$43.2	$—	$—	$7.0
Net interest settlements	(313.9)	(11.8)	—	265.2	—	—	(60.5)
Total impact to net interest income	(346.9)	(11.8)	(3.2)	308.4	—	—	(53.5)
Other (loss) income:
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	8.5	(2.7)	—	5.1	—	—	10.9
(Losses) gains on economic hedges	(0.3)	(59.9)	(0.8)	7.3	(0.9)	(67.1)	(121.7)
Total net gains (losses) on derivatives and hedging activities	8.2	(62.6)	(0.8)	12.4	(0.9)	(67.1)	(110.8)
Net gains on trading securities[2]	—	40.2	—	—	—	—	40.2
Net losses on consolidated obligations held at fair value	—	—	—	(5.1)	(1.4)	—	(6.5)
Net amortization/accretion[3]	—	—	—	(0.5)	—	—	(0.5)
Total impact to other (loss) income	8.2	(22.4)	(0.8)	6.8	(2.3)	(67.1)	(77.6)
Total net effect of hedging activities[4]	$(338.7)	$(34.2)	$(4.0)	$315.2	$(2.3)	$(67.1)	$(131.1)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships included in net interest income.

2
Represents the net gains on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3	Represents the amortization/accretion of fair value hedging adjustments on closed bond hedge relationships included in other (loss) income as a result of debt extinguishments.

4	The hedging activity table does not include the interest component on the related hedged items or the gross advance prepayment fee income on terminated advance hedge relationships.

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities. The change in advance amortization over the past three years has been due primarily to advance prepayments. When an advance prepays, we terminate the hedge relationship and fully amortize the remaining fair value hedging adjustments through earnings. During 2013, 2012, and 2011, we fully amortized $15.6 million, $347.5 million, and $8.9 million of fair value hedging adjustments on prepaid advances. This amortization was offset by gross advance prepayment fee income of $21.5 million, $375.6 million, and $19.6 million during 2013, 2012, and 2011. The hedging activity tables do not include the impact of the gross advance prepayment fee income. Amortization/accretion on mortgage loans and consolidated obligation bonds remained fairly stable over the past three years and resulted primarily from the normal amortization of existing fair value hedging adjustments.

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

GAINS (LOSSES) ON FAIR VALUE HEDGES

Gains (losses) on fair value hedges are driven by hedge ineffectiveness. Hedge ineffectiveness occurs when changes in the fair value of the derivative and the related hedged item do not perfectly offset each other. The primary drivers of hedge ineffectiveness are changes in the benchmark interest rate and volatility. During 2013, 2012, and 2011, gains (losses) on fair value hedging relationships remained relatively stable and were the result of normal market activity.

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

Investments

We utilize interest rate swaps and, in certain instances, forward settlement agreements (TBAs), to economically hedge a portion of our trading securities against changes in fair value. Gains and losses on these economic derivatives are due primarily to changes in interest rates. Gains and losses on our trading securities are due primarily to changes in interest rates and credit spreads. The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Years Ended December 31,
	2013	2012	2011
Gains (losses) on interest rate swaps	$101.4	$(6.4)	$(44.9)
Losses on forward settlement agreements (TBAs)	—	(2.5)	—
Interest settlements	(22.3)	(14.5)	(15.0)
Net gains (losses) on investment derivatives	79.1	(23.4)	(59.9)
Net (losses) gains on related trading securities	(106.6)	23.6	40.2
Net (losses) gains on investment hedge relationships	$(27.5)	$0.2	$(19.7)

Consolidated Obligations

We utilize interest rate swaps primarily to economically hedge against changes in fair value on our consolidated obligations elected under the fair value option. Gains and losses on these economic derivatives are due primarily to changes in interest rates. In addition, derivatives used to hedge consolidated obligations in a fair value hedge relationship that fail retrospective hedge effectiveness testing are considered to be ineffective and are required to be accounted for as economic derivatives. The following table summarizes gains and losses on these economic derivatives as well as the related consolidated obligations elected under the fair value option (dollars in millions):

	For the Years Ended December 31,
	2013	2012	2011
(Losses) gains on interest rate swaps	$(1.5)	$8.7	$(8.1)
Losses on interest rate swaps in ineffective fair value hedge relationships	(15.4)	(0.7)	(2.3)
Interest settlements	6.7	3.8	16.8
Net (losses) gains on consolidated obligation derivatives	(10.2)	11.8	6.4
Net gains (losses) on related consolidated obligations elected under the fair value option	1.0	4.2	(6.5)
Net (losses) gains on consolidated obligation hedge relationships	$(9.2)	$16.0	$(0.1)

Balance Sheet

We may utilize interest rate caps or floors from time to time to economically hedge our mortgage assets against increases or decreases in interest rates. Gains and losses on these economic derivatives are due to changes in interest rates and volatility. The following table summarizes gains and losses on these economic derivatives (dollars in millions):

	For the Years Ended December 31,
	2013	2012	2011
Gains (losses) on interest rate caps	$4.0	$(13.1)	$(65.7)
Losses on interest rate floors	—	—	(1.4)
Net gains (losses) on balance sheet derivatives	$4.0	$(13.1)	$(67.1)

At December 31, 2013, we had no interest rate caps or floors outstanding in our Statements of Condition.

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Years Ended December 31,
	2013	2012	2011
Compensation and benefits	$33.1	$32.0	$31.4
Contractual services	6.6	6.0	5.3
Other operating expenses	13.5	14.2	12.4
Total operating expenses	53.2	52.2	49.1
Federal Housing Finance Agency	3.1	4.5	5.0
Office of Finance	3.1	2.8	2.8
Other, net	3.1	8.0	4.8
Total other expense	$62.5	$67.5	$61.7

Other expense decreased $5.0 million during 2013 when compared to 2012 and increased $5.8 million during 2012 when compared to 2011. The change between periods was primarily due to losses on REO recorded through "Other, net". During 2013, 2012, and 2011, we recorded losses on REO of $0.4 million, $5.5 million, and $1.6 million. The increase in other expense during 2012 was also due to higher professional fees related to our core banking system replacement project and an increase in contractual services due to various vendor price increases for services, financial information subscriptions, and software license maintenance fees.

Assessments

The FHLBanks fully satisfied their REFCORP obligation during 2011. As a result, our assessment expense for 2013 and 2012 only related to the AHP assessment, while our assessment expense for 2011 included both the AHP and REFCORP assessments. Total assessment expense during 2013, 2012, and 2011 was $12.2 million, $12.4 million, and $19.8 million.

STATEMENTS OF CONDITION

Financial Highlights

Our total assets increased to $73.0 billion at December 31, 2013 from $47.4 billion at December 31, 2012. Our total liabilities increased to $69.5 billion at December 31, 2013 from $44.6 billion at December 31, 2012. Total capital increased to $3.5 billion at December 31, 2013 from $2.8 billion at December 31, 2012. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	December 31,
	2013	2012
Commercial banks	$28,237	$8,983
Thrifts	1,249	1,011
Credit unions	686	663
Insurance companies	15,136	15,243
Total member advances	45,308	25,900
Housing associates	8	23
Non-member borrowers	44	132
Total par value	$45,360	$26,055
Our total advance par value increased $19.3 billion or 74 percent at December 31, 2013 when compared to December 31, 2012. The increase was primarily due to borrowings from a depository institution member during 2013.

The following table summarizes our advances by product type (dollars in millions):

	December 31,
	2013		2012
	Amount	% of Total	Amount	% of Total
Variable rate	$27,906	61.5	$8,800	33.8
Fixed rate	17,054	37.6	16,820	64.5
Amortizing	400	0.9	435	1.7
Total par value	45,360	100.0	26,055	100.0
Discounts	(8)		(3)
Fair value hedging adjustments	298		562
Total advances	$45,650		$26,614

Fair value hedging adjustments decreased $264.5 million at December 31, 2013 when compared to December 31, 2012. The decrease was primarily due to a decline in cumulative fair value gains on advances in hedge relationships resulting from changes in interest rates.

At December 31, 2013 and 2012, advances outstanding to our five largest member borrowers totaled $26.7 billion and $10.3 billion, representing 59 and 39 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at December 31, 2013 (dollars in millions):

	Amount	% of Total
Wells Fargo Bank, N.A.	$19,000	41.9
Transamerica Life Insurance Company[1]	2,350	5.2
HICA Education Loan Corporation	2,280	5.0
Principal Life Insurance Company	1,750	3.9
Aviva Life and Annuity Company	1,271	2.8
Total par value	$26,651	58.8

1	Excludes $400.0 million of outstanding advances with Monumental Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

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

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of December 31, 2013 and 2012. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	December 31,
	2013	2012
Fixed rate conventional loans	$5,945	$6,373
Fixed rate government-insured loans	547	513
Total unpaid principal balance	6,492	6,886
Premiums	81	86
Discounts	(16)	(21)
Basis adjustments from mortgage loan commitments	8	17
Total mortgage loans held for portfolio	6,565	6,968
Allowance for credit losses	(8)	(16)
Total mortgage loans held for portfolio, net	$6,557	$6,952

Our mortgage loans declined $0.4 billion or six percent at December 31, 2013 when compared to December 31, 2012. The decrease was primarily due to principal paydowns exceeding mortgage loan purchases. Throughout 2013, we purchased $1.2 billion of mortgage loans from our PFIs and received principal paydowns of $1.6 billion. Purchase activity and mortgage prepayments generally declined during 2013 as interest rates slowly increased.

Over the years, our member base of MPF loans has evolved from large-volume loan purchases from a small number of large PFI's, including Superior Guaranty Insurance Company (Superior), to purchasing the majority of our MPF loans from a diverse base of community financial institutions. At December 31, 2013 and 2012, mortgage loans outstanding from Superior amounted to $1.5 billion and $2.0 billion. We have not purchased any mortgage loans from Superior since 2004.

We manage our credit risk exposure on mortgage loans by (i) using agreements to establish credit risk sharing responsibilities with our PFIs, (ii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs, and (iii) establishing credit loss reserves to reflect management's estimate of probable credit losses inherent in the portfolio.

Our allowance for credit losses declined $7.8 million at December 31, 2013 when compared to December 31, 2012 due primarily to a reversal for credit losses on our mortgage loans of $5.9 million. The reversal was due to a reduction in loan delinquencies and loss severity estimates as well as ongoing improvements in economic indicators and housing market forecasts on our collectively evaluated mortgage loans. In addition, we began utilizing external property valuations in 2013 rather than average loss severity rates on our individually evaluated mortgage loans, which resulted in losses that were lower than previously estimated. During 2012, we recorded no provision or reversal for credit losses on our mortgage loans. For additional discussion on our mortgage loan credit risk, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	December 31,
	2013		2012
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	8,200	40.7	3,425	25.5
Federal funds sold	1,200	6.0	960	7.1
Total short-term investments	9,401	46.7	4,386	32.6
Long-term investments[2]
Interest-bearing deposits	1	—	2	—
Mortgage-backed securities
Other U.S. obligations - residential	5	—	8	0.1
Other U.S. obligations - commercial	2	—	3	—
GSE - residential	8,132	40.4	6,798	50.6
Private-label - residential	30	0.2	41	0.3
Total mortgage-backed securities	8,169	40.6	6,850	51.0
Non-mortgage-backed securities
Other U.S. obligations	448	2.2	473	3.6
GSE obligations	1,489	7.4	929	6.9
State or local housing agency obligations	95	0.5	96	0.7
Other	528	2.6	697	5.2
Total non-mortgage-backed securities	2,560	12.7	2,195	16.4
Total long-term investments	10,730	53.3	9,047	67.4
Total investments	$20,131	100.0	$13,433	100.0

1	Short-term investments have original maturities of less than one year.

2	Long-term investments have original maturities of greater than one year.

Our investments increased $6.7 billion or 50 percent at December 31, 2013 when compared to December 31, 2012. The increase was primarily due to the purchase of secured resale agreements to manage our liquidity position and counterparty credit risk. In addition, we purchased certain GSE MBS during the year that met our investment targets. At December 31, 2013, we had GSE MBS purchases with a total par value of $297.9 million that had traded but not yet settled. These investments have been recorded as "available-for-sale securities" in our Statements of Condition with a corresponding payable recorded in "other liabilities". The Finance Agency limits our investments in MBS by requiring that the total carrying value of our MBS not exceed three times regulatory capital at the time of purchase. At December 31, 2013 and 2012, our ratio of MBS to regulatory capital was 2.45 and 2.50.

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

At December 31, 2013, we had one non-MBS classified as AFS for which we previously changed our intent and decided to sell. This security was deemed other-than-temporarily impaired. As such, during 2013, we recorded OTTI charges of $1.4 million on this security through “Other-than-temporary impairment losses" in the Statements of Income. This security was subsequently sold in January of 2014. We did not consider any of our other securities to be other-than-temporarily impaired at December 31, 2013. Refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis.

Cash and Due from Banks

At December 31, 2013, our total cash balance was $448.3 million compared to $252.1 million at December 31, 2012. The increase was primarily due to limited investment opportunities and our desire to retain additional liquidity through year-end 2013.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At December 31, 2013 and 2012, the carrying value of consolidated obligations for which we are primarily liable totaled $68.3 billion and $43.0 billion.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	December 31,
	2013	2012
Total par value	$30,205	$34,155
Premiums	22	25
Discounts	(18)	(19)
Fair value hedging adjustments	(14)	182
Fair value option adjustments	—	2
Total bonds	$30,195	$34,345

Our bonds decreased $4.1 billion or 12 percent at December 31, 2013 when compared to December 31, 2012. The decrease was primarily due to our utilization of shorter-term discount notes in place of step-up, callable, and term fixed rate bonds during the second half of 2013 to match repricing structures on advances and to provide additional liquidity.

Fair value hedging adjustments decreased $196.6 million at December 31, 2013 when compared to December 31, 2012. The decrease was primarily due to a decline in fair value hedging adjustments on ineffective hedges. In addition, cumulative fair value losses on bonds in hedge relationships declined in 2013 due to changes in interest rates.

Fair Value Option Bonds

We elected the fair value option for certain bonds that did not qualify for hedge accounting, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. At December 31, 2013 and 2012, approximately $0.1 billion and $1.9 billion of our bonds were recorded under the fair value option. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional details on the income statement impact of these bonds and the related economic derivatives.

For additional information on our bonds, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	December 31,
	2013	2012
Par value	$38,144	$8,677
Discounts	(7)	(2)
Total	$38,137	$8,675

Our discount notes increased $29.5 billion or 340 percent at December 31, 2013 when compared to December 31, 2012. The increase was primarily due to our utilization of shorter-term discount notes in place of step-up, callable, and term fixed rate bonds during the second half of 2013 to match repricing structures on advances and to provide additional liquidity.

For additional information on our discount notes, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Deposits

Deposit levels will vary based on member alternatives for short-term investments. Our deposits decreased $0.4 billion or 36 percent at December 31, 2013 when compared to December 31, 2012 due to a decline in interest-bearing deposits, including overnight, demand, and term deposits. The following table summarizes our term deposits with a denomination of $100,000 or more by remaining maturity (dollars in millions):

	December 31,
	2013	2012
Three months or less	$9	$218
Over three months but within six months	—	7
Over six months but within 12 months	—	2
Total	$9	$227

Capital

The following table summarizes the components of our capital (dollars in millions):

	December 31,
	2013	2012
Capital stock	$2,692	$2,063
Retained earnings	678	622
Accumulated other comprehensive income	87	149
Total capital	$3,457	$2,834

Our capital increased $0.6 billion or 22 percent at December 31, 2013 when compared to December 31, 2012. The increase was primarily due to additional capital stock outstanding, partially offset by lower accumulated other comprehensive income (AOCI). Capital stock outstanding increased primarily due to the issuance of additional activity-based capital stock during 2013 as a result of increased advance activity. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital stock activity. AOCI decreased due to a decline in unrealized gains on AFS securities resulting primarily from changes in interest rates.

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

	December 31,
	2013	2012
Interest rate swaps
Noncallable	$28,533	$23,765
Callable by counterparty	5,680	4,218
Callable by the Bank	82	35
Total interest rate swaps	34,295	28,018
Interest rate caps	—	3,450
Forward settlement agreements (TBAs)	28	93
Mortgage delivery commitments	30	96
Total notional amount	$34,353	$31,657

The notional amount of our derivative contracts increased $2.7 billion or nine percent at December 31, 2013 when compared to December 31, 2012 due primarily to our utilization of interest rate swaps to convert our fixed rate investments and structured debt to a variable rate. We utilized this investment strategy primarily to manage interest rate risk on purchased GSE MBS during 2013. We utilized this funding strategy in addition to discount notes to fund increased advances during 2013. The increase was partially offset by the sale of interest rate caps during 2013.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At December 31, 2013 and 2012, the total par value of outstanding consolidated obligations for which we are primarily liable was $68.3 billion and $42.8 billion. At December 31, 2013 and 2012, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $698.5 billion and $645.1 billion.

During 2013, proceeds from the issuance of bonds and discount notes were $38.2 billion and $129.6 billion compared to $24.1 billion and $324.7 billion for the same period in 2012. Throughout the first half of 2013, we had the ability to lock in attractive funding costs on step-up bonds. As a result, we increased our utilization of these bond structures, as well as callable and term fixed rate bonds, to fund certain short-term assets in place of discount notes. Throughout the second half of 2013, the expectation of higher interest rates and a reduction in U.S. Treasury bill issuances led to continued investor demand for our short-term debt, but had an adverse impact on our long-term debt spreads. As a result, we began issuing shorter-term discount notes to match repricing structures on advances and to provide additional liquidity.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of February 28, 2014, our consolidated obligations were rated AA+/A-1+ by Standard and Poor's and Aaa/P-1 by Moody's and both ratings had a stable outlook. For further discussion of how credit rating changes may impact us in the future, refer to “Item 1A. Risk Factors.”

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress when consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of February 28, 2014, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During 2013, payments on consolidated obligations totaled $142.3 billion compared to $350.6 billion for the same period in 2012. A portion of these payments were due to the call and extinguishment of certain higher-costing par value bonds in an effort to better match our projected asset cash flows and reduce our future interest costs. During 2013 and 2012, we called bonds with a total par value of $1.5 billion and $13.7 billion and extinguished bonds with a total par value of $162.1 million and $556.1 million.

Advance disbursements totaled $88.7 billion during 2013 compared to $48.4 billion for the same period in 2012. The increase was due to borrowings from a depository institution member as well as increased short-term liquidity borrowings from members throughout the year.

Investment purchases (excluding overnight investments) totaled $119.0 billion during 2013 compared to $51.2 billion for the same period in 2012. The increase was primarily due to the purchase of secured resale agreements in an effort to manage our liquidity position and counterparty credit risk.

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

LIQUIDITY REQUIREMENTS
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2013	2012
Unencumbered marketable assets maturing within one year	$10.2	$4.6
Advances maturing in seven days or less	0.6	0.8
Unencumbered assets available for repurchase agreement borrowings	9.7	7.9
Total contingent liquidity	20.5	13.3
Liquidity needs for five calendar days	4.8	3.3
Excess contingent liquidity[1]	$15.7	$10.0

1	Increase in excess contingent liquidity due primarily to secured resale agreements maturing within one year.

Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2013	2012
Advances with maturities not exceeding five years	$38.2	$19.5
Deposits in banks or trust companies	—	—
U.S. Treasury obligations	—	—
Total	38.2	19.5
Deposits[1]	0.8	1.1
Excess liquidity[2]	$37.4	$18.4

1	Amount does not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	Increase in excess liquidity due primarily to advance borrowings from a depository institution member during 2013.

Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2013	2012
Qualifying assets free of lien or pledge	$72.8	$47.3
Consolidated obligations outstanding	68.3	43.0
Excess liquidity	$4.5	$4.3

At December 31, 2013 and 2012 and throughout 2013 and 2012, we were in compliance with all three of the Finance Agency liquidity requirements.

In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At December 31, 2013 and 2012 and throughout 2013 and 2012, we were in compliance with this liquidity guidance.

Capital
CAPITAL REQUIREMENTS

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock (which includes mandatorily redeemable capital stock) and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all capital stock, including mandatorily redeemable capital stock, and retained earnings. It does not include AOCI. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At December 31, 2013 and 2012 and throughout 2013 and 2012, we were in compliance with all three of the Finance Agency's regulatory capital requirements. Refer to "Item 8. Financial Statements and Supplementary Data — Note 16 — Capital" for additional information.

CAPITAL STOCK
Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. We have two subclasses of capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10.0 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding. All capital stock issued is subject to a five year notice of redemption period.

The capital stock requirements established in our Capital Plan are designed so that we remain adequately capitalized as member activity changes. Our Board of Directors may make adjustments to the capital stock requirements within ranges established in our Capital Plan. During the second quarter of 2013, after reviewing the Bank’s minimum regulatory capital-to-asset ratios and retained earnings balances, our Board of Directors approved a reduction in the activity-based capital stock requirement from 4.45 percent to 4.00 percent. This became effective August 1, 2013 and resulted in us repurchasing approximately $150 million of capital stock from members.
Capital stock owned by members in excess of their capital stock requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At December 31, 2013 and 2012, we had no excess capital stock outstanding.
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
A member may cancel any pending notice of redemption before the completion of the five-year redemption period by providing a written notice of cancellation. We charge a cancellation fee equal to a percentage of the par value of the shares of capital stock subject to redemption. This fee is currently set at a range of one to five percent depending on when we receive notice of cancellation from the member. Our Board of Directors retains the right to change the cancellation fee at any time. We will provide at least 15 days' written notice to each member of any adjustment or amendment to our cancellation fee.
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

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	December 31,
	2013	2012
Commercial banks	$1,619	$891
Thrifts	96	97
Credit unions	106	109
Insurance companies	871	966
Total GAAP capital stock	2,692	2,063
Mandatorily redeemable capital stock	9	9
Total regulatory capital stock	$2,701	$2,072
Approximately 77 and 71 percent of our total regulatory capital stock outstanding at December 31, 2013 and 2012 was activity-based capital stock that fluctuates with the outstanding balances of advances made to members and mortgage loans purchased from members. The increase in capital stock held by commercial banks in 2013 was due primarily to increased advance activity with a depository institution member.

Mandatorily Redeemable Capital Stock
We reclassify capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) at the time shares meet the definition of a mandatorily redeemable financial instrument. This occurs after a member provides written notice of redemption, gives notice of intention to withdraw from membership, or terminates its membership voluntarily as a result of a consolidation into a non-member or into a member of another FHLBank.
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
For GAAP purposes, mandatorily redeemable capital stock is not included as a component of capital. For determining compliance with our regulatory capital requirements, the Finance Agency requires that such outstanding capital stock be considered capital. At December 31, 2013 and 2012, we had $8.7 million and $9.6 million of mandatorily redeemable capital stock. For additional information on our mandatorily redeemable capital stock, refer to "Item 8. Financial Statements and Supplementary Data — Note 16 — Capital."
RETAINED EARNINGS
Our ERMP requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we will establish an action plan as determined by our Board of Directors to enable us to return to our targeted level of retained earnings within twelve months. At December 31, 2013, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.
The Bank entered into a JCE Agreement, as amended, with the other 11 FHLBanks in February 2011. The JCE Agreement is intended to enhance our capital position over time. It requires us to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At December 31, 2013 and 2012, our restricted retained earnings balance totaled $50.8 million and $28.8 million. For more information on our JCE Agreement, see "Item 1. Business — Capital and Dividends — Retained Earnings."

DIVIDENDS
Our Board of Directors may declare and pay different dividends for each subclass of capital stock. Dividend payments may be made in the form of cash and/or additional shares of capital stock. Historically, we have only paid cash dividends. By regulation, we may pay dividends from current earnings or unrestricted retained earnings, but we may not declare a dividend based on projected or anticipated earnings. We are prohibited from paying a dividend in the form of additional shares of capital stock if, after the issuance, the outstanding excess capital stock would be greater than one percent of our total assets. In addition, we may not declare or pay a dividend if the par value of our capital stock is impaired or is projected to become impaired after paying such dividend. Our Board of Directors may not declare or pay dividends if it would result in our non-compliance with regulatory capital requirements.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Years Ended December 31,
	2013	2012	2011
Aggregate cash dividends paid	$53.5	$58.5	$64.9
Effective combined annualized dividend rate paid on capital stock	2.61%	2.82%	3.00%
Annualized dividend rate paid on membership capital stock	0.50%	1.12%	3.00%
Annualized dividend rate paid on activity-based capital stock	3.50%	3.50%	3.00%
Average three-month LIBOR	0.27%	0.43%	0.33%

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

We categorize our financial instruments carried at fair value into a three-level hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs used to value the asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. At December 31, 2013 and 2012, we did not carry any financial assets or liabilities, measured on a recurring basis, at fair value in our Statements of Condition based on unobservable inputs.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 18 — Fair Value” for additional discussion on our fair value measurements.

Derivatives and Hedging Activities

All derivatives are recognized in the Statements of Condition at their fair values and reported as either “Derivative assets” or “Derivative liabilities,” net of cash collateral and accrued interest from counterparties and/or clearing agents.
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

Changes in the fair value of a derivative that is designated as a fair value hedge, along with changes in the fair value of the hedged item are recorded in other (loss) income as “Net gains (losses) on derivatives and hedging activities.” The amount by which the change in fair value of the derivative differs from the change in fair value of the hedged item is known as hedge ineffectiveness.

ECONOMIC HEDGES
An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under our risk management program. Changes in the fair value of a derivative that is designated as an economic hedge are recorded in other (loss) income as “Net gains (losses) on derivatives and hedging activities” with no offsetting fair value adjustments for the underlying assets, liabilities, or firm commitments, unless changes in the fair value of the asset or liability are normally marked to fair value through earnings (e.g., trading securities and fair value option instruments). As a result, economic hedges introduce the potential for earnings variability.
ACCRUED INTEREST RECEIVABLES AND PAYABLES
The net settlements of interest receivables and payables related to derivatives designated as fair value hedges are recognized as adjustments to the interest income or interest expense of the designated hedged item. The net settlements of interest receivables and payables related to derivatives designated as economic hedges are recognized in other (loss) income as “Net gains (losses) on derivatives and hedging activities.”
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

Refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Derivatives and Hedging Activities” for additional discussion on our derivatives.

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

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At December 31, 2013 and 2012, we had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of our outstanding extensions of credit.

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on our credit products, management has determined that there were no probable credit losses on our credit products as of December 31, 2013 and 2012. Accordingly, we have not recorded any allowance for credit losses.

GOVERNMENT-INSURED MORTGAGE LOANS

We invest in government-insured fixed rate mortgage loans secured by one-to-four family residential properties. Government-insured mortgage loans are insured by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government mortgage loans. Any principal losses incurred on such mortgage loans that are not recovered from the guarantor are absorbed by the servicers. As a result, we did not establish an allowance for credit losses for our government-insured mortgage loans at December 31, 2013 and 2012. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

CONVENTIONAL MORTGAGE LOANS

We have several layers of legal loss protection on our conventional mortgage loans that are defined in agreements among us and our participating PFIs. These loss layers may vary depending on the MPF product alternatives selected and consist of (i) homeowner equity, (ii) primary mortgage insurance (PMI), (iii) a first loss account (FLA), and (iv) a credit enhancement obligation of the PFI.

We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage loan portfolio at the balance sheet date. At December 31, 2013 and 2012, our allowance for credit losses on conventional mortgage loans was $8.0 million and $15.8 million. The measurement of our allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, (iii) estimating additional credit losses in the conventional mortgage loan portfolio, (iv) considering the recapture of performance-based credit enhancement fees from the PFI, if available, and (v) considering the credit enhancement obligation of the PFI, if estimated losses exceed the FLA.

Collectively Evaluated Conventional Mortgage Loans

We collectively evaluate the majority of our conventional mortgage loan portfolio for impairment and estimate an allowance for credit losses based upon factors that vary by MPF product. These factors include, but are not limited to, (i) loan delinquencies, (ii) loans migrating to collateral-dependent status, (iii) actual historical loss severities, and (iv) certain quantifiable economic factors, such as unemployment rates and home prices. We utilize a roll-rate methodology when estimating our allowance for credit losses. This methodology projects loans migrating to collateral-dependent status based on historical average rates of delinquency. We then apply a loss severity factor to calculate an estimate of credit losses.

Individually Identified Conventional Mortgage Loans

We individually evaluate certain conventional mortgage loans for impairment, including troubled debt restructurings (TDRs) and collateral-dependent loans. TDRs occur when we grant a concession to a borrower that we would not otherwise consider for economic or legal reasons related to the borrower's financial difficulties. Our TDRs include loans granted under our temporary loan modification plan and loans discharged under Chapter 7 bankruptcy that have not been reaffirmed by the borrower. We generally measure impairment of TDRs based on the present value of expected future cash flows discounted at the loan's effective interest rate. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. We consider TDRs where principal or interest is 60 days or more past due to be collateral-dependent. We measure impairment of collateral-dependent loans based on the estimated fair value of the underlying collateral less selling costs and expected proceeds from PMI.

Estimating Additional Credit Loss in the Conventional Mortgage Loan Portfolio

We may make an adjustment for certain limitations in our estimation of credit losses. This adjustment recognizes the imprecise nature of an estimate and represents a subjective management judgment that is intended to cover losses resulting from other factors that may not be captured in the methodology previously described at the balance sheet date.

Performance-Based Credit Enhancement Fees

When reserving for estimated credit losses, we may take into consideration performance-based credit enhancement fees available for recapture from the PFIs. Performance-based credit enhancement fees available for recapture, if any, consist of accrued performance-based credit enhancement fees to be paid to the PFIs and projected performance-based credit enhancement fees to be paid to the PFIs over the next 12 months, less any losses incurred that are in the process of recapture.

PFI Credit Enhancement Obligation

When reserving for estimated credit losses, we may take into consideration the PFI credit enhancement obligation, which is intended to absorb losses in excess of the FLA.

Other-Than-Temporary Impairment

We evaluate our individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. A security is considered impaired when its fair value is less than its amortized cost basis. We consider an OTTI to have occurred under any of the following conditions:

•	we have an intent to sell the impaired debt security;

•	we believe it is more likely than not that we will be required to sell the impaired debt security before the recovery of its amortized cost basis; or

•	we do not expect to recover the entire amortized cost basis of the impaired debt security.

If either of the first two conditions is met, we recognize an OTTI charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the reporting date. If neither of the first two conditions is met, we perform an analysis to determine if we believe we will recover the entire amortized cost basis of the debt security, which includes a cash flow analysis for private-label MBS. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors is recognized in AOCI. The credit loss on a debt security is limited to the amount of that security's unrealized loss. The total OTTI is presented in the Statements of Income with an offset for the amount of the non-credit portion of OTTI that is recognized in AOCI, if applicable.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Other-than-Temporary Impairment” for additional discussion on our OTTI analysis.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The legislative and regulatory environment in which the Bank and its members operate continues to evolve as a result of regulations enacted pursuant to the Housing Act and the Dodd-Frank Act. The Bank’s business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Proposed Rule on Responsibilities of Boards of Directors, Corporate Practices and Corporate Governance Matters

On January 28, 2014, the Finance Agency published a proposed rule to relocate and consolidate existing Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae, Freddie Mac (together, the Enterprises) and the FHLBanks. In addition, the proposed rule would make certain amendments or additions to these regulations, including provisions to:

•
revise existing risk management provisions to better align them with more recent proposals of the Federal Reserve Board, including requirements that the entities adopt an enterprise-wide risk management program and have a chief risk officer with certain enumerated responsibilities;

•	require each entity to establish a compliance program headed by a compliance officer who reports directly to the chief executive officer;

•
require each entity’s board to establish committees specifically responsible for the following matters: (i) risk management, (ii) audit, (iii) compensation, and (iv) corporate governance, although not necessarily with those specific committee names; and

•
require each FHLBank to designate in its bylaws a body of law to follow for corporate governance and indemnification practices and procedures for which no federal law controls, choosing from (i) the law of the jurisdiction in which the FHLBank maintains its principal office, (ii) the Delaware General Corporation Law, or (iii) the Revised Model Business Corporation Act. The proposed rule further subjects an entity’s indemnification policies to review by the Finance Agency for safety and soundness.

Comments on the proposed rule are due by March 31, 2014.

Final Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members

On December 23, 2013, the Finance Agency published a final Advisory Bulletin that sets forth standards to guide the Finance Agency in its supervision of secured lending to insurance company members by the FHLBanks. The guidance asserts that lending to insurance company members exposes FHLBanks to risks that are not associated with advances to insured depository institution members, arising from differences in each state’s statutory and regulatory regimes and the statutory accounting principles and reporting practices applicable to insurance companies. The standards include consideration of, among other things:

•	an FHLBank’s control of pledged collateral and ensuring it has a first-priority perfected security interest;

•
the use of funding agreements between an FHLBank and an insurance company member to document advances and whether the FHLBank would be recognized as a secured creditor with a first-priority perfected security interest in the collateral;

•
the FHLBank’s documented framework, procedures, methodologies and standards to evaluate an insurance company member's creditworthiness and financial condition, and the value of the pledged collateral; and

•	whether an FHLBank has a written plan for the liquidation of insurance company member collateral.

Final Rule on Stress Testing

On September 26, 2013, the Finance Agency issued a final rule that requires each FHLBank to assess the potential impact of certain sets of economic and financial conditions, including baseline, adverse and severely adverse scenarios, on its earnings, capital, and other related factors, over a nine-quarter forward horizon based on its portfolio as of September 30th of the previous year. The rule provides that the Finance Agency will annually issue guidance on the scenarios and methodologies to be used in conducting the stress test. Each FHLBank must publicly disclose the results of its severely adverse economic conditions stress test. The final rule became effective October 28, 2013.

Joint Proposed Rule on Credit Risk Retention for Asset-Backed Securities

On September 20, 2013, the Finance Agency along with other U.S. federal regulators jointly issued a proposed rule with a comment deadline of October 30, 2013, that proposes requiring asset-backed securities (ABS) sponsors to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The proposed rule revises an earlier proposed rule on ABS credit risk retention. In general, as with the original proposed rule, the revised proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk-retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with lower risk of default even in periods of decline of housing prices and high unemployment. The proposed rule would exempt agency MBS from the risk-retention requirements so long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency and fully guarantees the timely payment of principal and interest on all interests in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the U.S. would be exempt from the risk-retention requirements. At this time, the impact of this rule, if adopted, on FHLBank operations is uncertain.

Final Rule on Executive Compensation

On January 28, 2014, the Finance Agency issued a final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBanks and the Office of Finance. The final rule addresses the authority of the Finance Agency Director to approve, disapprove, modify, prohibit, or withhold compensation of certain executive officers of the FHLBanks and the Office of Finance. The final rule also addresses the Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The final rule prohibits an FHLBank or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. Failure by an FHLBank or the Office of Finance to comply with the rule may result in supervisory action by the Finance Agency. The final rule became effective on February 27, 2014.

Final Rule on Golden Parachute Payments

On January 28, 2014, the Finance Agency issued a final rule setting forth the standards that the Finance Agency will take into consideration when limiting or prohibiting golden parachute payments. The primary impact of this final rule is to better conform existing Finance Agency regulations on golden parachutes with FDIC golden parachute regulations and to further limit golden parachute payments made by an FHLBank or the Office of Finance that is assigned a less than satisfactory composite Finance Agency examination rating. The final rule became effective on February 27, 2014.

Regulation of Systemically Important Nonbank Financial Companies

In 2012, the Financial Stability Oversight Council (Oversight Council) issued a final rule and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board and subject to certain heightened prudential standards (commonly referred to as a “systemically important financial institution” or “SIFI”). The Oversight Council will analyze a nonbank financial company for possible SIFI designation under a three-stage process based on the size of the nonbank financial company, the potential threat that the nonbank financial company could pose to U.S. financial stability, and information collected directly from the company. A nonbank financial company that the Oversight Council proposes to designate as a SIFI under this rule has the opportunity to contest the designation.

On April 5, 2013, the Federal Reserve System published a final rule that establishes the requirements for determining when a company is “predominately engaged in financial activities” and thus a “nonbank financial company.” We would likely be deemed a nonbank financial company under these definitions, and as of December 31, 2013, we met the total consolidated assets and total debt outstanding thresholds for the first stage of analysis established for designating SIFIs. Designation as a SIFI could adversely impact our operations and business if additional Federal Reserve standards result in additional costs, liquidity or capital requirements, and/or restrictions on our business activities.

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

Money Market Mutual Fund (MMF) Reform

In 2012, the Oversight Council proposed recommendations for structural reforms of MMFs. The Oversight Council has stated that such reforms are intended to address the structural vulnerabilities of MMFs. In addition, on June 19, 2013, the SEC proposed two alternatives for amending rules that govern MMFs under the Investment Company Act of 1940. The demand for FHLBank System consolidated obligations may be impacted by the structural reform ultimately adopted. Accordingly, such reforms could cause the our funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact our results of operations.

Consumer Financial Protection Bureau (CFPB) Final Rule on Qualified Mortgages

In January 2013, the CFPB issued a final rule with an effective date of January 10, 2014, that establishes new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay certain types of loans, including mortgages and other loans secured by a dwelling. The final rule provides for certain protections from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender's mortgage, provided that the mortgage meets the requirements of a Qualified Mortgage loan (QM). QMs are home loans that are either eligible for purchase by Fannie Mae or Freddie Mac or otherwise satisfy certain underwriting standards. On May 6, 2013, the Finance Agency announced that Fannie Mae and Freddie Mac will no longer purchase a loan that is not a QM under those underwriting standards starting January 10, 2014. The underwriting standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly mortgage payment, monthly payment for other loan obligations, and total debt-to-income ratio. Further, the QM underwriting standards generally prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. On the same date it issued the final Ability to Repay/final QM standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans that they offer as QM mortgages. Comments were due by February 25, 2013.

The QM liability safe harbor could provide incentives to lenders, including the FHLBank's members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This approach could reduce the overall level of members' mortgage lending and, in turn, reduce demand for FHLBank advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected.

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
Basel Committee on Bank Supervision - Proposed Liquidity Coverage Ratio
In October 2013, the Federal Reserve, the OCC, and the FDIC issued a proposed rule with a comment deadline of January 31, 2014, for a minimum liquidity coverage ratio (LCR) applicable to all internationally active banking organizations, bank holding companies, systemically important, non-bank financial institutions designated for Federal Reserve supervision, certain savings and loan holding companies, depository institutions with more than $250 billion in total assets or more than $10 billion in on-balance sheet foreign exposure, and their consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. A modified and slightly less rigorous LCR would apply to bank holding companies and savings and loan holding companies with $50 billion or more in total assets.

Among other things, the proposed rule defines various categories of high-quality, liquid assets to satisfy the LCR, and these high-quality, liquid assets are further categorized into Levels 1, 2A or 2B. The treatment of high-quality, liquid assets for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category. As proposed, consolidated obligations would be Level 2A high-quality, liquid assets. At this time, the impact of this rule (if adopted) on the FHLBank System consolidated obligations is uncertain.

National Credit Union Administration (NCUA) Final Rule on Access to Emergency Liquidity

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

OFF-BALANCE SHEET ARRANGEMENTS
Our significant off-balance sheet arrangements consist of the following:

•	joint and several liability for consolidated obligations issued on behalf of the other 11 FHLBanks;

•	standby letters of credit;

•	standby bond purchase agreements; and

•	commitments to issue consolidated obligations.

For a complete discussion of our off-balance sheet arrangements, refer to "Item 8 — Financial Statements and Supplementary Data — Note 19 — Commitments and Contingencies."

CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations due by payment period at December 31, 2013 (dollars in millions):

	Payments Due by Period
	< 1 Year	1 to 3 Years	>3 to 5 Years	>5 Years	Total
Bonds[1]	$17,437	$4,559	$2,664	$5,545	$30,205
Operating leases	1	2	2	8	13
Mandatorily redeemable capital stock	1	—	8	—	9
Commitments to purchase mortgage loans	30	—	—	—	30
Pension and postretirement contributions[2]	—	1	1	3	5
Total	$17,469	$4,562	$2,675	$5,556	$30,262

1	Excludes contractual interest payments related to bonds. Total is based on contractual maturities; the actual timing of payments could be impacted by factors affecting redemptions.

2	Represents the future funding contribution for our Pentegra Defined Benefit Plan for Financial Institutions and the scheduled benefit payments for our other unfunded benefit plans.

RISK MANAGEMENT

We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, and business risk, as well as capital adequacy. Our primary objective is to manage our assets and liabilities in ways that protect the par redemption value of our capital stock from risks, including fluctuations in market interest rates and spreads.

We periodically evaluate our risk management policies in order to respond to changes in our financial position and general market conditions. Our key risk measures are Market Value of Capital Stock (MVCS) Sensitivity and Economic Value of Capital Stock (EVCS).

VALUATION MODELS
We use sophisticated risk management systems to evaluate our financial position and risk exposure. These systems employ various mathematical models and valuation techniques to measure interest rate risk. For example, we use valuation techniques designed to model explicit and embedded options and other cash flow uncertainties across a number of hypothetical interest rate environments. The techniques used to model options rely on:

•	understanding the contractual and behavioral features of each instrument;

•	using appropriate market data, such as yield curves and implied volatilities; and

•	using appropriate option valuation models and prepayment estimates or forecasts to describe the evolution of interest rates over time and the expected cash flows of financial instruments in response.
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

Market Risk

We define market risk as the risk that MVCS or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during 2013 and 2012. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets and liabilities, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements.

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

We monitor and manage to the MVCS policy limits to ensure the stability of the Bank's value. As of December 31, 2013, the policy limits for MVCS are 2.2 percent, 5 percent, and 12 percent declines from the base case in the up and down 50, 100, and 200 basis point parallel interest rate shift scenarios and 2.5 percent, 5.5 percent, and 13 percent declines from the base case in the up and down 50, 100, and 200 basis point non-parallel interest rate shift scenarios. Prior to November 1, 2013, the MVCS policy limits for non-parallel interest rate shift scenarios were 4.4 percent, 10 percent, and 24 percent declines from the base case in the up and down 50, 100, and 200 basis point scenarios. Any breach of policy limits requires an immediate action to bring the exposure back within policy limits, as well as a report to the Board of Directors.

During the first quarter of 2008, due to the low interest rate environment, our Board of Directors suspended indefinitely the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario. In October 2012, our Board of Directors amended the suspension by approving a rule for compliance to the down 200 basis point scenario that reinstates/suspends the associated policy limit when the 10-year swap rate increases above/drops below 2.50 percent and remains so for five consecutive days. At December 31, 2013, the 10-year swap rate was above 2.50 percent and therefore the associated policy limit was applicable. At December 31, 2012, the 10-year swap rate was below 2.50 percent and therefore the associated policy limit was suspended.

The following table shows our base case and change from base case MVCS in dollars per share, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at December 31, 2013 and 2012:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2013	$114.8	$120.1	$121.5	$121.2	$120.3	$119.1	$115.8
2012	$108.0	$111.7	$114.9	$116.6	$117.6	$116.6	$110.3

The following table shows our percent change from base case MVCS, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at December 31, 2013 and 2012:

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2013	(5.3)%	(0.9)%	0.3%	—%	(0.7)%	(1.7)%	(4.4)%
2012	(7.4)%	(4.3)%	(1.5)%	—%	0.8%	—%	(5.4)%

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at December 31, 2013 and 2012:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2013	$122.0	$122.7	$122.3	$121.2	$120.0	$117.7	$115.8
2012	$112.0	$114.8	$116.0	$116.6	$117.3	$116.6	$112.1

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2013	0.7%	1.2%	0.9%	—%	(1.0)%	(2.9)%	(4.4)%
2012	(4.0)%	(1.5)%	(0.5)%	—%	0.5%	—%	(3.9)%

The increase in our base case MVCS at December 31, 2013 when compared to December 31, 2012 was primarily attributable to the following factors:

•
Adjusted net income earned, net of dividend. During 2013, our adjusted net income earned, net of dividend, increased our market value of equity, thereby increasing MVCS. For additional information on our adjusted net income measure, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings."

•
Decreased remaining life of higher coupon debt. Our consolidated obligation bonds at coupons higher than current market levels moved closer to maturity during 2013. This decreased the present value of the bonds, thereby increasing MVCS.

•
Increased funding costs relative to the LIBOR swap curve. Our funding costs relative to the LIBOR swap curve increased during 2013, thereby decreasing the present value of our liabilities that fund mortgage assets and increasing MVCS.

The increase in our base case MVCS during 2013 was partially offset by an increase in activity-based capital stock driven by higher advance growth and increased option-adjusted spread on our mortgage assets. During 2013, our advance activity with members increased, and therefore our activity-based capital stock balances increased. As we issued this activity-based capital stock at par, which is below our current MVCS level, our MVCS was negatively impacted. Additionally, the spread between mortgage interest rates and LIBOR, adjusted for the mortgage prepayment option, increased at December 31, 2013 when compared to December 31, 2012. This had a negative impact on MVCS as it decreased the value of mortgage related assets.

PROJECTED INCOME SENSITIVITY

We monitor projected 24-month income sensitivity to limit short-term earnings volatility of the Bank. The projected 24-month income simulation policy limit is based on forward interest rates and business assumptions.The income sensitivity policy limit specifies a floor on projected earned dividend for each shock scenario. Earned dividend is computed as an annualized ratio of projected income to the average projected number of outstanding shares of capital stock over the projection horizon. We were in compliance with the projected 24-month income simulation policy limit at December 31, 2013 and 2012.

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

The following table summarizes our approved and utilized derivative hedging strategies (dollars in millions):

			December 31,
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	2013 Notional Amount	2012 Notional Amount
Advances
Pay-fixed, receive floating interest rate swap (without options)[1]	Converts the advance's fixed rate to a variable rate index.	Fair Value	$7,884	$6,009
		Economic	15	42

Pay-fixed, receive floating interest rate swap (with options)[1]	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	2,297	2,720
Pay float, receive floating basis swap[2]	Reduces interest rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index.	Economic	200	200
Investments
Pay-fixed, receive floating interest rate swap[3]	Converts the investment's fixed rate to a variable rate index.	Fair Value	4,372	588
		Economic	1,028	1,049
Mortgage Loans
Forward settlement agreement	Protects against changes in market value of fixed rate mortgage delivery commitments resulting from changes in interest rates.	Economic	28	93
Bonds
Receive-fixed, pay floating interest rate swap (without options)[4]	Converts the bond's fixed rate to a variable rate index.	Fair Value	14,519	12,799
		Economic	465	1,213

Receive-fixed, pay floating interest rate swap (with options)[4]	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	3,465	1,533
Receive float, pay floating basis swap[5]	Reduces interest rate sensitivity and repricing gaps by converting the bond's variable rate to a different variable rate index.	Economic	50	1,865
Balance Sheet
Interest rate cap	Protects against changes in income of certain assets due to increases in interest rates.	Economic	—	3,450
Stand-Alone Derivatives
Mortgage delivery commitment	Exposed to fair value risk associated with fixed rate mortgage purchase commitments.	Economic	30	96
Total			$34,353	$31,657

1	At December 31, 2013 and 2012, the par value of fixed rate advances outstanding was $17.5 billion and $17.3 billion, of which 58 and 51 percent were swapped to a variable rate index.

2	At December 31, 2013 and 2012, the par value of variable rate advances outstanding was $27.9 billion and $8.8 billion, of which one and two percent were swapped to a variable rate index.

3
At December 31, 2013 and 2012, the amortized cost of fixed rate AFS securities outstanding was $5.5 billion and $1.5 billion, of which 77 and 43 percent were swapped to a variable rate index. At December 31, 2013 and 2012, the fair value of fixed rate trading securities outstanding was $1.0 billion and $1.1 billion and all of these trading securities were swapped to a variable rate index.

4	At December 31, 2013 and 2012, the par value of fixed rate bonds outstanding was $29.4 billion and $26.1 billion, of which 63 and 60 percent were swapped to a variable rate index.

5	At December 31, 2013 and 2012, the par value of variable rate bonds outstanding was $0.8 billion and $8.1 billion, of which six and 23 percent were swapped to a variable rate index.

Advances
We make advances to our members and eligible housing associates on the security of eligible collateral. We issue fixed and variable rate advances, callable advances, and putable advances. The optionality embedded in certain advances can create additional interest rate risk. When a borrower prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance was reinvested in lower-yielding assets that continue to be funded by higher-costing debt. To protect against this risk, we charge a prepayment fee that makes us financially indifferent to a borrower's decision to prepay an advance. When we offer advances (other than overnight advances) that a borrower may prepay without a prepayment fee, we generally finance such advances with short-term or callable debt or otherwise hedge the embedded option.
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
We enter into commitments to purchase mortgages from our PFIs. We may establish an economic hedge of these commitments by selling TBAs. A TBA represents a forward contract for the sale of MBS at a future agreed upon date. Upon expiration of the mortgage purchase commitment, we purchase the TBA to close the hedged position.
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
Balance Sheet
We may enter into certain economic derivatives as macro balance sheet hedges to protect against changes in interest rates, including prepayments on mortgage assets. These economic derivatives may include interest rate caps, floors, swaps, and swaptions.
See additional discussion regarding our derivative contracts in “Item 8. Financial Statements and Supplementary Data — Note 11 — Derivatives and Hedging Activities.”

Capital Adequacy

An adequate capital position is necessary for providing safe and sound operations of the Bank. To ensure we remain adequately capitalized in a wide range of interest rate scenarios, we measure and monitor EVCS and retained earnings, and maintain capital levels in accordance with Finance Agency regulations.

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

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at December 31, 2013 and 2012:

Economic Value of Capital Stock (dollars per share)
2013	$123.5
2012	$126.0

The decrease in our EVCS at December 31, 2013 when compared to December 31, 2012 was primarily attributable to the following factors:

•
Increased shares of activity-based capital stock. During 2013, our advance activity with members increased, and therefore our activity-based capital stock balances increased. As we issued this activity-based capital stock at par, which is below our current EVCS level, our EVCS was negatively impacted.

•
Increased funding costs relative to the LIBOR swap curve. Our funding costs relative to the LIBOR swap curve increased during 2013. This had a negative impact on EVCS mainly through its impact on the value of mortgage related assets and their associated funding.

The decrease in our EVCS was partially offset by the decreased remaining life of higher coupon debt. Our consolidated obligation bonds at coupons higher than current market levels were closer to maturity during 2013. This had a positive impact on EVCS as it decreased the present value of the bonds.

RETAINED EARNINGS MINIMUM LEVEL AND REGULATORY CAPITAL REQUIREMENTS

Our ERMP provides policy limits and requires a minimum level of retained earnings based on the level of market risk, credit risk, and operational risk within the Bank. We are also subject to three regulatory capital requirements. For additional information on compliance with these requirements, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital".
Liquidity Risk

We define liquidity risk as the risk that we will be unable to meet our obligations as they come due or meet the credit needs of our members and housing associates in a timely and cost efficient manner. To manage this risk, we maintain liquidity in accordance with Finance Agency regulations. For additional information on compliance with these requirements, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Liquidity Requirements".

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

At December 31, 2013 and 2012, borrowers pledged $140.1 billion and $123.0 billion of collateral (net of applicable discounts) to support activity with us, including advances. The increase in pledged collateral during 2013 was primarily due to borrowings from a depository institution member. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows the amount of collateral pledged to us (net of applicable discounts) by collateral type (dollars in billions):

	December 31,
	2013			2012
Collateral Type	Discount Range[1]	Amount	% of Total	Discount Range[1]	Amount	% of Total
Single-family loans	19-48%	$83.7	59.7	19-48%	$71.5	58.1
Multi-family loans	45-57	3.0	2.1	45-57	2.4	2.0
Other real estate	14-64	30.6	21.8	26-64	24.2	19.7
Securities
Cash, agency and RMBS[2]	0-47	13.1	9.4	0-52	14.2	11.5
CMBS[3]	13-51	3.8	2.7	13-40	4.8	3.9
Government-insured loans	4-13	3.3	2.4	6-13	3.5	2.8
Secured small business and agribusiness loans	26-46	2.6	1.9	26-46	2.4	2.0
Total		$140.1	100.0		$123.0	100.0

1	Represents the range of discounts applied to the unpaid principal balance or market value of collateral pledged.

2	Represents cash, agency securities and residential mortgage-backed securities (RMBS).

3	Represents commercial mortgage-backed securities (CMBS).

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on our credit products as of December 31, 2013 and 2012. Accordingly, we have not recorded any allowance for credit losses on our credit products.

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

The following table presents the unpaid principal balance of our MPF portfolio by product type (dollars in millions):

	December 31,
Product Type	2013	2012
Original MPF	$842	$810
MPF 100	35	48
MPF 125	3,629	3,534
MPF Plus	1,439	1,981
MPF Government	547	513
Total unpaid principal balance	$6,492	$6,886

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

Conventional Mortgage Loans. For our conventional mortgage loans, we have several layers of legal loss protection that are defined in agreements among us and our PFIs. These loss layers may vary depending on the MPF product alternatives selected and consist of (i) homeowner equity, (ii) PMI, (iii) a FLA, and (iv) a credit enhancement obligation of the PFI. For a detailed discussion of these loss layers, refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses.”

The following tables shows characteristics of our conventional MPF portfolio:

	December 31,
FICO® Score[1]	2013	2012
<620	1.8%	2.1%
620 to < 660	5.5	5.7
660 to < 700	11.8	11.9
700 to < 740	18.0	18.1
>= 740	62.9	62.2
Total	100.0%	100.0%
Weighted average FICO score	745	743

1	Represents the original FICO® score of the primary borrower for the related loan.

	December 31,
Loan-to-Value[1]	2013	2012
<= 60%	16.7%	18.1%
> 60% to 70%	16.0	16.4
> 70% to 80%	28.4	29.6
> 80% to 90%[2]	34.1	31.3
> 90%[2]	4.8	4.6
Total	100.0%	100.0%
Weighted average loan-to-value	70.9%	70.3%

1	Represents the loan-to-value at origination for the related loan.

2	These conventional loans were required to have PMI at origination.
The following table shows the state concentrations of our conventional MPF portfolio. State concentrations are calculated based on unpaid principal balances.

	December 31,
	2013	2012
Iowa	34.9%	31.5%
Minnesota	17.6	17.8
Missouri	17.2	15.7
South Dakota	5.0	4.0
California	3.3	4.2
All others	22.0	26.8
Total	100.0%	100.0%

Mortgage Insurance. The following table summarizes the unpaid principal balance and maximum coverage outstanding of our seriously delinquent conventional mortgage loans (those 90 days or more past due or in the process of foreclosure) with PMI at December 31, 2013 (dollars in thousands):

Insurance Provider	Unpaid Principal Balance	Maximum Coverage Outstanding[1]
Genworth Mortgage Insurance	$3,112	$672
United Guaranty Residential Insurance	2,447	500
Republic Mortgage Insurance[2]	2,226	527
Radian Guaranty, Inc.	2,090	467
Mortgage Guaranty Insurance Co.	2,083	475
Triad Guaranty Insurance Co.[2]	1,649	350
PMI Mortgage Insurance Co.[2]	653	139
CMG Mortgage Insurance Co.	606	132
Total	$14,866	$3,262

1
Represents the estimated contractual limit for reimbursement of principal losses assuming PMI at origination is still in effect. The amount of expected claims under these insurance contracts is substantially less than the contractual limit for reimbursement.

2
These PMI providers have been directed to only pay out 50 to 60 percent of their claim amounts as a result of their current financial condition. The remainder of the claim payments have been deferred to a later date. The maximum coverage outstanding calculated in the table above does not factor in this limitation on claim payments.

At the time of purchase, in order to limit our loss exposure to that of an investor in an MBS that is rated the equivalent of AA by an NRSRO, we require a credit risk sharing arrangement with the PFI on all MPF loans. Under the PFI credit enhancement obligation loss layer, we require PFIs to absorb losses in excess of the FLA. To secure this obligation, a PFI may either pledge collateral or purchase supplemental mortgage insurance (SMI) from mortgage insurers. In 2012, we obtained approval from the Finance Agency and canceled all of our outstanding SMI policies as the NRSRO rating of the mortgage insurers was below AA. Upon cancellation of these policies, the respective PFI was no longer required to retain a portion of the credit risk on the underlying master loan commitments. We hold additional retained earnings to mitigate our exposure to credit risk and no credit enhancement fees are paid to the PFI.

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage portfolio. During 2013, we recorded a reversal for credit losses on our mortgage loans of $5.9 million due primarily to a reduction in loan delinquencies and loss severity estimates as well as ongoing improvements in economic indicators and housing market forecasts on our collectively evaluated mortgage loans. In addition, we began utilizing external property valuations in 2013 rather than average loss severity rates on our individually evaluated mortgage loans, which resulted in losses that were lower than previously estimated. During 2012, we recorded no provision or reversal for credit losses on our mortgage loans. Refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses” for additional information on our allowance for credit losses.

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans (dollars in millions):

	For the Years Ended December 31,
	2013	2012	2011
Balance, beginning of period	$16	$19	$13
Charge-offs	(2)	(3)	(3)
(Reversal) provision for credit losses	(6)	—	9
Balance, end of period	$8	$16	$19

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

Mortgage-Backed Securities

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or that carry the highest investment grade rating by an NRSRO at the time of purchase. We are exposed to credit risk to the extent these MBS fail to perform adequately. We perform ongoing analysis on these investments to determine potential credit issues. At December 31, 2013 and 2012, we owned $8.2 billion and $6.9 billion of MBS, of which approximately 99.6 percent and 99.4 percent were guaranteed by the U.S. Government or issued by GSEs and 0.4 percent and 0.6 percent were private-label MBS.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS (dollars in millions):

December 31, 2013
Credit rating:
A	$10
BBB	17
BB	3
Total unpaid principal balance	$30

Amortized cost	$30
Gross unrealized gains	—
Gross unrealized losses	(1)
Fair value	$29

Weighted average percentage of fair value to unpaid principal balance	98.6%
Original weighted average FICO® score	725
Original weighted average credit support[1]	3.9%
Weighted average credit support[2]	12.0%
Weighted average collateral delinquency rate[3]	8.4%

1	Based on the credit support at the time of issuance and is calculated using the original unpaid principal balance of the individual securities.

2	Based on the credit support as of December 31, 2013 and is calculated using the current unpaid principal balance of the individual securities.

3	Represents the percentage of underlying loans that are 60 days or more past due.

The following table shows the state concentrations of our private-label MBS. State concentrations are calculated based on unpaid principal balances.

December 31, 2013
California	10.8%
Georgia	10.3
Florida	9.1
New York	6.8
Illinois	5.4
All other	57.6
Total	100.0%

At December 31, 2013, we did not consider any of our private-label MBS to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Other-Than-Temporary Impairment.”

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, as of December 31, 2013.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from one to 15 percent based on the counterparty's credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of two to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. At December 31, 2013, we were in compliance with the regulatory limits established for unsecured credit.

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

At December 31, 2013, our unsecured investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at December 31, 2013 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1]
Domicile of Counterparty	A	BBB	Total
Domestic	$300	$—	$300
U.S. subsidiaries of foreign commercial banks	—	300	300
Subtotal	300	300	600
U.S. branches and agency offices of foreign commercial banks
Canada	300	—	300
Norway	300	—	300
Total unsecured investment exposure	$900	$300	$1,200

1	Represents the lowest credit rating available for each investment based on an NRSRO.

The following tables summarize the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2013
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$—	$2
Securities purchased under agreements to resell	—	3,700	3,300	—	—	1,200	8,200
Federal funds sold	—	—	900	300	—	—	1,200
Investment securities:
Mortgage-backed securities
GSE - residential	—	8,132	—	—	—	—	8,132
Other U.S. obligations - residential	—	5	—	—	—	—	5
Other U.S. obligations - commercial	—	2	—	—	—	—	2
Private-label - residential	—	—	10	17	3	—	30
Total mortgage-backed securities	—	8,139	10	17	3	—	8,169
Non-mortgage-backed securities
Other U.S. obligations	—	448	—	—	—	—	448
GSE obligations	—	1,489	—	—	—	—	1,489
State or local housing agency obligations	23	72	—	—	—	—	95
Other[3]	331	196	—	—	—	1	528
Total non-mortgage-backed securities	354	2,205	—	—	—	1	2,560
Total investments[4]	$354	$14,046	$4,210	$317	$3	$1,201	$20,131

	December 31, 2012
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits[2]	$—	$3	$—	$—	$—	$—	$3
Securities purchased under agreements to resell	—	—	2,500	—	—	925	3,425
Federal funds sold	—	—	960	—	—	—	960
Investment securities:
Mortgage-backed securities
GSE - residential	—	6,798	—	—	—	—	6,798
Other U.S. obligations - residential	—	8	—	—	—	—	8
Other U.S. obligations - commercial	—	3	—	—	—	—	3
Private-label - residential	13	1	16	11	—	—	41
Total mortgage-backed securities	13	6,810	16	11	—	—	6,850
Non-mortgage-backed securities
Other U.S. obligations	—	473	—	—	—	—	473
GSE obligations	—	929	—	—	—	—	929
State or local housing agency obligations	8	88	—	—	—	—	96
Other[3]	374	321	—	—	—	2	697
Total non-mortgage-backed securities	382	1,811	—	—	—	2	2,195
Total investments[4]	$395	$8,624	$3,476	$11	$—	$927	$13,433

1	Represents the lowest credit rating available for each investment based on an NRSRO.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Other "unrated" investment represents an equity investment in a SBIC.

4	At December 31, 2013 and 2012, six and seven percent of our total investments were unsecured.

Our total investments increased at December 31, 2013 when compared to December 31, 2012 due primarily to the purchase of secured resale agreements to manage our liquidity position and counterparty credit risk. In addition, we purchased certain GSE MBS during the year that met our investment targets.

At December 31, 2013, we had one non-MBS classified as AFS for which we previously changed our intent and decided to sell. This security was deemed other-than-temporarily impaired. As such, during 2013, we recorded OTTI charges of $1.4 million on this security through “Other-than-temporary impairment losses" in the Statements of Income. This security was subsequently sold in January of 2014. We did not consider any of our other securities to be other-than-temporarily impaired at December 31, 2013. Refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis.

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

Bilateral Derivatives. Due to risk of nonperformance by the counterparties to our derivative agreements, we generally require collateral on bilateral derivative agreements. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty generally must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our bilateral derivative agreements.

Cleared Derivatives. For cleared derivatives, the Clearinghouse is our counterparty. We are subject to risk of nonperformance by the Clearinghouse and clearing agent. The requirement that we post initial and variation margin through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. However, the use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily, through a clearing agent, for changes in the fair value of cleared derivatives. We do not anticipate any credit losses on our cleared derivatives.

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

The following tables show our derivative counterparty credit exposure (dollars in millions):

	December 31, 2013
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
AA	$721	$14	$(13)	$1
A	3,208	51	(41)	10
Cleared derivatives[2]	18,980	40	39	79
Liability positions with credit exposure
Bilateral derivatives
A	3,095	(68)	71	3
BBB[3]	2,853	(69)	69	—
Total derivative positions with credit exposure to non-member counterparties	28,857	(32)	125	93
Member institutions[3,4]	4	—	—	—
Total	28,861	$(32)	$125	$93
Derivative positions without credit exposure	5,492
Total notional	$34,353

	December 31, 2012
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
AA3	$150	$—	$—	$—
A	2,672	3	—	3
Liability positions with credit exposure
Bilateral derivatives
A	2,558	(89)	90	1
Total derivative positions with credit exposure to non-member counterparties	5,380	(86)	90	4
Member institutions[3,4]	54	—	—	—
Total	5,434	$(86)	$90	$4
Derivative positions without credit exposure	26,223
Total notional	$31,657

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Represents derivative transactions cleared with Clearinghouses, which are not rated.

3	Net credit exposure is less than $1.0 million.

4	Represents mortgage delivery commitments with our member institutions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED FINANCIAL STATEMENTS:

SUPPLEMENTARY DATA:

Supplementary Financial Data (Unaudited)	133

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Des Moines:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Des Moines (the "Bank") at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, MN
March 11, 2014

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in thousands, except capital stock par value)

	December 31,
	2013	2012
ASSETS
Cash and due from banks (Note 3)	$448,278	$252,113
Interest-bearing deposits	1,863	3,238
Securities purchased under agreements to resell	8,200,000	3,425,000
Federal funds sold	1,200,000	960,000
Investment securities
Trading securities (Note 4)	1,018,373	1,145,430
Available-for-sale securities (Note 5)	7,932,520	4,859,806
Held-to-maturity securities (fair value of $1,842,599 and $3,198,129) (Note 6)	1,778,306	3,039,721
Total investment securities	10,729,199	9,044,957
Advances (Note 8)	45,650,220	26,613,915
Mortgage loans held for portfolio, net
Mortgage loans held for portfolio (Note 9)	6,565,293	6,967,603
Allowance for credit losses on mortgage loans (Note 10)	(8,000)	(15,793)
Total mortgage loans held for portfolio, net	6,557,293	6,951,810
Accrued interest receivable	72,561	66,410
Premises, software, and equipment, net	18,968	13,534
Derivative assets, net (Note 11)	93,011	3,813
Other assets	32,626	32,486
TOTAL ASSETS	$73,004,019	$47,367,276
LIABILITIES
Deposits (Note 12)
Interest-bearing	$467,362	$872,852
Non-interest-bearing	231,704	211,892
Total deposits	699,066	1,084,744
Consolidated obligations (Note 13)
Discount notes	38,136,652	8,674,370
Bonds (includes $50,033 and $1,866,985 at fair value under the fair value option)	30,195,568	34,345,183
Total consolidated obligations	68,332,220	43,019,553
Mandatorily redeemable capital stock (Note 16)	8,719	9,561
Accrued interest payable	81,420	106,611
Affordable Housing Program payable (Note 14)	37,688	36,720
Derivative liabilities, net (Note 11)	57,420	100,700
Other liabilities	330,619	175,086
TOTAL LIABILITIES	69,547,152	44,532,975
Commitments and contingencies (Note 19)
CAPITAL (Note 16)
Capital stock - Class B putable ($100 par value); 26,916 and 20,627 issued and outstanding shares	2,691,568	2,062,714
Retained earnings
Unrestricted	627,473	593,129
Restricted	50,782	28,820
Total retained earnings	678,255	621,949
Accumulated other comprehensive income	87,044	149,638
TOTAL CAPITAL	3,456,867	2,834,301
TOTAL LIABILITIES AND CAPITAL	$73,004,019	$47,367,276

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
INTEREST INCOME
Advances	$194,977	$242,541	$260,355
Prepayment fees on advances, net	5,823	28,091	10,693
Interest-bearing deposits	386	692	414
Securities purchased under agreements to resell	3,851	4,577	1,263
Federal funds sold	1,268	2,340	2,460
Trading securities	33,261	24,170	24,870
Available-for-sale securities	76,657	75,704	96,155
Held-to-maturity securities	64,677	113,729	181,285
Mortgage loans held for portfolio	253,472	284,104	325,019
Loans to other FHLBanks	—	—	1
Total interest income	634,372	775,948	902,515
INTEREST EXPENSE
Consolidated obligations - Discount notes	13,631	11,405	6,071
Consolidated obligations - Bonds	407,186	523,305	660,138
Deposits	115	368	492
Borrowings from other FHLBanks	1	1	1
Mandatorily redeemable capital stock	317	238	211
Total interest expense	421,250	535,317	666,913
NET INTEREST INCOME	213,122	240,631	235,602
(Reversal) provision for credit losses on mortgage loans	(5,922)	—	9,155
NET INTEREST INCOME AFTER (REVERSAL) PROVISION FOR CREDIT LOSSES	219,044	240,631	226,447
OTHER (LOSS) INCOME
Other-than-temporary impairment losses	(1,394)	—	—
Net (losses) gains on trading securities	(106,643)	23,077	38,699
Net gains on sale of available-for-sale securities	3,039	12,644	—
Net gains on sale of held-to-maturity securities	—	1,007	7,246
Net gains (losses) on consolidated obligations held at fair value	1,028	4,187	(6,480)
Net gains (losses) on derivatives and hedging activities	85,300	(24,847)	(110,831)
Net losses on extinguishment of debt	(25,742)	(76,781)	(4,602)
Other, net	9,898	11,436	8,869
Total other loss	(34,514)	(49,277)	(67,099)
OTHER EXPENSE
Compensation and benefits	33,111	32,017	31,392
Contractual services	6,550	6,047	5,293
Other operating expenses	13,467	14,171	12,396
Federal Housing Finance Agency	3,130	4,430	4,969
Office of Finance	3,104	2,833	2,876
Other, net	3,119	8,015	4,809
Total other expense	62,481	67,513	61,735
INCOME BEFORE ASSESSMENTS	122,049	123,841	97,613
ASSESSMENTS
Affordable Housing Program	12,237	12,408	8,670
Resolution Funding Corporation	—	—	11,129
Total assessments	12,237	12,408	19,799
NET INCOME	$109,812	$111,433	$77,814

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income	$109,812	$111,433	$77,814
Other comprehensive (loss) income
Net unrealized (losses) gains on available-for-sale securities
Unrealized (losses) gains	(62,737)	28,185	45,018
Reclassification adjustment for other-than-temporary impairment losses on available-for-sale securities included in net income	1,394	—	—
Reclassification adjustment for realized net gains on the sale of available-for-sale securities included in net income	(3,039)	(12,644)	—
Total net unrealized (losses) gains on available-for-sale securities	(64,382)	15,541	45,018
Pension and postretirement benefits	1,788	(464)	(988)
Total other comprehensive (loss) income	(62,594)	15,077	44,030
TOTAL COMPREHENSIVE INCOME	$47,218	$126,510	$121,844

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in thousands)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2010	21,830	$2,183,028	$556,013	$—	$556,013	$90,531	$2,829,572
Proceeds from issuance of capital stock	4,156	415,606	—	—	—	—	415,606
Repurchase/redemption of capital stock	(4,830)	(483,074)	—	—	—	—	(483,074)
Net shares reclassified to mandatorily redeemable capital stock	(67)	(6,682)	—	—	—	—	(6,682)
Comprehensive income	—	—	71,281	6,533	77,814	44,030	121,844
Cash dividends on capital stock	—	—	(64,852)	—	(64,852)	—	(64,852)
BALANCE, DECEMBER 31, 2011	21,089	2,108,878	562,442	6,533	568,975	134,561	2,812,414
Proceeds from issuance of capital stock	12,304	1,230,404	—	—	—	—	1,230,404
Repurchase/redemption of capital stock	(12,671)	(1,267,120)	—	—	—	—	(1,267,120)
Net shares reclassified to mandatorily redeemable capital stock	(95)	(9,448)	—	—	—	—	(9,448)
Comprehensive income	—	—	89,146	22,287	111,433	15,077	126,510
Cash dividends on capital stock	—	—	(58,459)	—	(58,459)	—	(58,459)
BALANCE, DECEMBER 31, 2012	20,627	2,062,714	593,129	28,820	621,949	149,638	2,834,301
Proceeds from issuance of capital stock	23,707	2,370,689	—	—	—	—	2,370,689
Repurchase/redemption of capital stock	(17,212)	(1,721,197)	—	—	—	—	(1,721,197)
Net shares reclassified to mandatorily redeemable capital stock	(206)	(20,638)	—	—	—	—	(20,638)
Comprehensive income (loss)	—	—	87,850	21,962	109,812	(62,594)	47,218
Cash dividends on capital stock	—	—	(53,506)	—	(53,506)	—	(53,506)
BALANCE, DECEMBER 31, 2013	26,916	$2,691,568	$627,473	$50,782	$678,255	$87,044	$3,456,867

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$109,812	$111,433	$77,814
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,454	345,823	6,030
Other-than-temporary impairment losses	1,394	—	—
Net losses (gains) on trading securities	106,643	(23,077)	(38,699)
Net gains on sale of available-for-sale securities	(3,039)	(12,644)	—
Net gains on sale of held-to-maturity securities	—	(1,007)	(7,246)
Net (gains) losses on consolidated obligations held at fair value	(1,028)	(4,187)	6,480
Net change in derivatives and hedging activities	(94,698)	(252,407)	251,813
Net losses on extinguishment of debt	25,742	76,781	4,602
Other adjustments	(6,109)	(2,338)	1,322
Net change in:
Accrued interest receivable	(5,587)	6,667	6,283
Other assets	651	8,351	12,215
Accrued interest payable	(26,114)	(48,547)	(34,095)
Other liabilities	(930)	1,024	(17,928)
Total adjustments	4,379	94,439	190,777
Net cash provided by operating activities	114,191	205,872	268,591
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	153,080	249,499	(560,218)
Securities purchased under agreements to resell	(4,775,000)	(2,825,000)	950,000
Federal funds sold	(240,000)	1,155,000	(90,000)
Premises, software, and equipment	(7,860)	(4,431)	(5,315)
Trading securities
Proceeds from sales and maturities of long-term	20,414	1,014,576	210,973
Purchases of long-term	(140,579)	(631,229)	(64,853)
Available-for-sale securities
Net increase in short-term	—	—	(152)
Proceeds from sales and maturities of long-term	1,193,847	2,035,916	1,226,700
Purchases of long-term	(4,202,180)	(1,503,591)	(143,234)
Held-to-maturity securities
Net decrease (increase) in short-term	—	340,000	(5,000)
Proceeds from sales and maturities of long-term	1,259,430	1,816,267	2,055,353
Purchases of long-term	—	—	(11,500)
Advances
Principal collected	69,392,615	47,984,315	40,835,627
Originated	(88,698,098)	(48,376,241)	(37,996,024)
Mortgage loans held for portfolio
Principal collected	1,580,359	2,262,571	1,634,583
Originated or purchased	(1,221,421)	(2,114,487)	(1,397,347)
Proceeds from sales of foreclosed assets	24,974	28,081	35,414
Net cash (used in) provided by investing activities	(25,660,419)	1,431,246	6,675,007

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
FINANCING ACTIVITIES
Net change in deposits	(310,255)	338,249	(439,059)
Net payments on derivative contracts with financing elements	(7,967)	(8,963)	(9,883)
Net proceeds from issuance of consolidated obligations
Discount notes	129,559,266	324,661,807	325,050,230
Bonds	38,190,376	24,089,562	35,575,286
Payments for maturing and retiring consolidated obligations
Discount notes	(100,100,032)	(322,795,668)	(325,450,815)
Bonds	(41,990,760)	(27,381,008)	(41,395,274)
Bonds transferred to other FHLBanks	(172,741)	(427,909)	—
Proceeds from issuance of capital stock	2,370,689	1,230,404	415,606
Payments for repurchase/redemption of capital stock	(1,721,197)	(1,267,120)	(483,074)
Net payments for repurchase/redemption of mandatorily redeemable capital stock	(21,480)	(6,056)	(7,348)
Cash dividends paid	(53,506)	(58,459)	(64,852)
Net cash provided by (used in) financing activities	25,742,393	(1,625,161)	(6,809,183)
Net increase in cash and due from banks	196,165	11,957	134,415
Cash and due from banks at beginning of the period	252,113	240,156	105,741
Cash and due from banks at end of the period	$448,278	$252,113	$240,156

SUPPLEMENTAL DISCLOSURES
Interest paid	$854,429	$1,136,948	$1,431,911
Affordable Housing Program payments	$11,269	$14,537	$14,329
Resolution Funding Corporation payments	$—	$—	$23,596
Transfers of mortgage loans to real estate owned	$15,466	$21,025	$32,088

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

Note 1 — Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The Bank prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).
Reclassifications and Revisions to Prior Period Amounts
Certain amounts in the Bank's 2012 and 2011 financial statements and footnotes have been reclassified or revised to conform to the presentation for the year ended December 31, 2013. These amounts were not deemed to be material.

SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these estimates include the allowance for credit losses on mortgage loans and the fair value of derivatives, certain investment securities, and certain consolidated obligations that are reported at fair value on the Statements of Condition. Actual results could significantly differ from these estimates.

Fair Value. The fair value amounts, recorded in the Bank's Statements of Condition and presented in the footnote disclosures, have been determined by the Bank using available market information and management's best judgment of appropriate valuation methods. Although management uses its best judgment in estimating the fair value of financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See “Note 18 — Fair Value” for more information.

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

The net exposure for these financial instruments can change on a daily basis and therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in “Note 11 — Derivatives and Hedging Activities.”

Based on the fair value of the related collateral held, the Bank's securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at December 31, 2013 and 2012.
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
Trading. Securities classified as trading are carried at fair value and generally entered into for liquidity purposes. In addition, the Bank classifies certain securities as trading that do not qualify for hedge accounting, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. The Bank records changes in the fair value of these securities through other (loss) income as “Net (losses) gains on trading securities.” Finance Agency regulation prohibits trading in or the speculative use of these instruments.
Available-for-Sale. Securities that are not classified as trading or HTM are classified as AFS and carried at fair value. The Bank records changes in the fair value of these securities through accumulated other comprehensive income (AOCI) as “Net unrealized (losses) gains on available-for-sale securities.” For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in fair value related to the risk being hedged together with the related change in fair value of the derivative through other (loss) income as “Net gains (losses) on derivatives and hedging activities.” The Bank records the remainder of the change in fair value through AOCI as “Net unrealized (losses) gains on available-for-sale securities.”

Held-to-Maturity. Securities that the Bank has both the ability and intent to hold to maturity are classified as HTM and carried at amortized cost, which represents the amount at which an investment is acquired, adjusted for periodic principal repayments, amortization of premiums, and accretion of discounts.
Certain changes in circumstances may cause the Bank to change its intent to hold a security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer's creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, non-recurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a HTM security without necessarily calling into question its intent to hold other debt securities to maturity. In addition, the sale of a debt security that meets either of the following two conditions would not be considered inconsistent with the original classification of that security: (i) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security's fair value or (ii) the sale occurs after the Bank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on the debt security payable in equal installments (both principal and interest) over its term.
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
Investment Securities - Other-Than-Temporary Impairment

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for other-than-temporary impairment (OTTI) on a quarterly basis. A security is considered impaired when its fair value is less than its amortized cost basis. The Bank considers an OTTI to have occurred under any of the following conditions:

•it has an intent to sell the impaired debt security;

•	it believes it is more likely than not that it will be required to sell the impaired debt security before the recovery of its amortized cost basis; or

•	it does not expect to recover the entire amortized cost basis of the impaired debt security.
Recognition of OTTI. If either of the first two conditions is met, the Bank recognizes an OTTI charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the reporting date. If neither of the first two conditions is met, the Bank performs an analysis to determine if it will recover the entire amortized cost basis of the debt security, which includes a cash flow analysis for private-label mortgage-backed securities (MBS). The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors is recognized in AOCI. The credit loss on a debt security is limited to the amount of that security's unrealized losses. The total OTTI is presented in the Statements of Income with an offset for the amount of the non-credit portion of OTTI that is recognized in AOCI, if applicable. See "Note 7 — Other-Than-Temporary Impairment" for additional information.
Variable Interest Entities
The Bank has determined its investments in private-label MBS to be variable interest entities (VIEs). These securities are classified as HTM in the Bank's Statements of Condition. The Bank has no liabilities related to these VIEs and the maximum loss exposure for these VIEs is limited to the carrying value of the securities.

If the Bank determines it is the primary beneficiary of a VIE, it would be required to consolidate that VIE. On a quarterly basis, the Bank performs an evaluation to determine whether it is the primary beneficiary of its VIEs. To perform this evaluation, the Bank considers whether it possesses both of the following characteristics: (i) the power to direct the VIEs activities that most significantly affect the VIEs economic performance and (ii) the obligation to absorb the VIEs losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Based on an evaluation of these characteristics, the Bank has determined that consolidation is not required for its VIEs for the periods presented. The Bank has not provided financial or other support (explicitly or implicitly) to its VIEs and does not intend to provide that support in the future.
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

Advance Modifications. In cases in which the Bank funds a new advance concurrently with or within a short period of time before or after the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. The Bank compares the present value of cash flows on the new advance to the present value of cash flows remaining on the existing advance. If there is at least a ten percent difference in the cash flows, the advance is accounted for as a new advance. In all other instances, the new advance is accounted for as a modification.

Prepayment Fees. The Bank charges a prepayment fee for advances that terminate prior to their stated maturity or outside of a predetermined call or put date. Prepayment fees are recorded net of fair value hedging adjustments in the Statements of Income. If a new advance does not qualify as a modification of an existing advance, it is treated as an advance termination and any net prepayment fee is recorded immediately through “Prepayment fees on advances, net” in the Statements of Income. If a new advance qualifies as a modification of an existing advance, any net prepayment fee is deferred, recorded in the basis of the modified advance, and amortized using the level-yield method over the contractual life of the modified advance to advance interest income in the Statements of Income.

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

Other Fees. The Bank may receive other non-origination fees, such as delivery commitment extension fees, pair-off fees, and price adjustment fees. Delivery commitment extension fees are received when a PFI requests to extend the delivery commitment period beyond the original stated expiration. These fees compensate the Bank for lost interest as a result of late funding and are recorded in other (loss) income. Pair-off fees represent a make-whole provision and are received when the amount funded is less than a specific percentage of the delivery commitment amount. These fees are also recorded in other (loss) income. Price adjustment fees are received when the amount funded is greater than a specified percentage of the delivery commitment amount. These fees are recorded as a part of the carrying value of the loan.
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

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for credit products (advances, standby letters of credit, and other extensions of credit to borrowers), government-insured mortgage loans held for portfolio, conventional mortgage loans held for portfolio, and term securities purchased under agreements to resell.

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

Troubled Debt Restructurings. The Bank considers a troubled debt restructuring (TDR) to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The Bank's TDRs include loans granted under its temporary loan modification plan and loans discharged under Chapter 7 bankruptcy that have not been reaffirmed by the borrower. The Bank does not consider government-insured mortgage loans to be TDRs due to the U.S. Government guarantee of the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. The Bank places all TDRs on non-accrual status at the time of modification.

Impairment Methodology. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank considers all TDRs and collateral-dependent loans to be impaired. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. The Bank considers TDRs where principal or interest is 60 days or more past due to be collateral-dependent. The Bank generally measures impairment of TDRs based on the present value of expected future cash flows discounted at the loan's effective interest rate. The Bank measures impairment of collateral-dependent loans based on the estimated fair value of the underlying collateral less selling costs and expected proceeds from primary mortgage insurance (PMI). Interest income on impaired loans is recognized in the same manner as non-accrual loans noted above.

Charge-Off Policy. The Bank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the transfer of a mortgage loan to real estate owned (REO). A charge-off is recorded if it is estimated that the recorded investment in the loan will not be recovered.

Real Estate Owned

REO includes assets received in satisfaction of debt through foreclosures. REO is recorded at the lower of cost or estimated fair value less selling costs. At the date of transfer of a loan to REO, if it is estimated that the recorded investment in the asset will not be recovered, the Bank will either recognize a charge-off of unrecoverable amounts to the allowance for credit losses or set up a credit enhancement fee receivable if there are performance-based credit enhancement fees available for recapture. Subsequent gains and losses on REO are recorded in other expense in the Statements of Income. REO is recorded as a component of "Other assets" in the Statements of Condition.

Derivatives
All derivatives are recognized in the Statements of Condition at their fair values and reported as either “Derivative assets” or “Derivative liabilities,” net of cash collateral, including initial and variation margin, and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.
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

Changes in the fair value of a derivative that is designated as a fair value hedge, along with changes in the fair value of the hedged item, are recorded in other (loss) income as “Net gains (losses) on derivatives and hedging activities.” The amount by which the change in fair value of the derivative differs from the change in fair value of the hedged item is known as hedge ineffectiveness.
Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. Changes in the fair value of derivatives that are designated as economic hedges are recorded in other (loss) income as “Net gains (losses) on derivatives and hedging activities” with no offsetting fair value adjustments for the underlying assets, liabilities, or firm commitments, unless changes in the fair value of the assets or liabilities are normally marked to fair value through earnings (e.g., trading securities and fair value option instruments). As a result, economic hedges introduce the potential for earnings variability.

Accrued Interest Receivables and Payables. The net settlements of interest receivables and payables related to derivatives designated as fair value hedges are recognized as adjustments to the interest income or interest expense of the designated hedged item. The net settlements of interest receivables and payables related to derivatives designated as economic hedges are recognized in other (loss) income as “Net gains (losses) on derivatives and hedging activities.”
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
Premises, Software, and Equipment
The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization and computes depreciation using the straight-line method over the estimated useful lives of assets, which range from two to 10 years. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank may capitalize improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The Bank includes gains and losses on the disposal of premises, software, and equipment in other (loss) income.
Software. The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. At December 31, 2013 and 2012, the Bank had $3.6 million and $5.0 million in unamortized computer software costs. Amortization of computer software costs charged to expense was $1.7 million, $1.5 million, and $0.8 million for the years ended December 31, 2013, 2012, and 2011. Additionally, the Bank had capitalized $10.5 million and $3.9 million in computer software and related costs at December 31, 2013 and 2012, respectively, due to its initiative to replace its core banking system. These costs will be initially amortized when the assets are placed in service.
Accumulated Depreciation and Amortization. At December 31, 2013 and 2012, accumulated depreciation and amortization related to premises, software, and equipment was $12.5 million and $10.4 million.
Depreciation and Amortization Expense. For the years ended December 31, 2013, 2012, 2011, depreciation and amortization expense for premises, software, and equipment was $2.4 million, $2.5 million, and $2.1 million.

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
Concessions. The Bank pays concessions to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of the concession to each FHLBank based upon the percentage of the debt issued that is assumed by the FHLBank. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred and recorded in other expense. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized over the contractual life of the consolidated obligations using the level-yield method. Unamortized concessions are included in “Other assets” in the Statements of Condition and the amortization of those concessions is included in consolidated obligation interest expense.
Mandatorily Redeemable Capital Stock
The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) at the time shares meet the definition of a mandatorily redeemable financial instrument. This occurs after a member provides written notice of redemption, gives notice of intention to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or other involuntary termination from membership. Shares meeting this definition are reclassified to a liability at fair value. Dividends on mandatorily redeemable capital stock are classified as interest expense in the Statements of Income. The repurchase or redemption of mandatorily redeemable capital stock is transacted at par value and is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows.
If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.
Restricted Retained Earnings
In 2011, the Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement), as amended, with the other 11 FHLBanks. The JCE Agreement is intended to enhance the capital position of each FHLBank by allocating the earnings historically paid to satisfy the Resolution Funding Corporation (REFCORP) obligation to a separate restricted retained earnings account. Under the JCE Agreement, beginning in the third quarter of 2011, each FHLBank allocates 20 percent of its quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in the Bank's Statements of Condition.
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
Resolution Funding Corporation. Although the FHLBanks are exempt from all federal, state, and local taxation (except real property taxes), they were required to make quarterly payments to REFCORP through the second quarter of 2011, after which the obligation was satisfied. These payments represented a portion of the interest on bonds that were issued by REFCORP. REFCORP is a government corporation established by Congress in 1989 that provided funding for the resolution and disposition of insolvent savings institutions. For additional information on REFCORP, see "Note 15 — Resolution Funding Corporation."

Note 2 — Recently Adopted and Issued Accounting Guidance

ADOPTED ACCOUNTING GUIDANCE

Inclusion of the Overnight Index Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

On July 17, 2013, the Financial Accounting Standards Board (FASB) amended existing guidance to include the Fed Funds Effective Swap Rate, also referred to as the Overnight Index Swap Rate (OIS), as a U.S. benchmark interest rate for hedge accounting purposes. Including OIS as an acceptable U.S. benchmark interest rate, in addition to U.S. Treasuries and London Interbank Offered Rate (LIBOR), provides a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under hedge accounting guidance. The amendments also remove the restriction on using different benchmark interest rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate, and were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. This guidance did not have an effect on the Bank's hedging strategies.

Presentation of Comprehensive Income

On February 5, 2013, the FASB issued guidance to improve the transparency of reporting reclassifications out of AOCI. This guidance does not change the current requirements for reporting net income or comprehensive income in financial statements. However, it does require an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements where net income is presented or in the footnotes, significant amounts reclassified out of AOCI. These amounts would be presented based on the respective lines of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity would be required to cross-reference to other required disclosures that provide additional detail about these amounts. This guidance became effective for interim and annual periods beginning on January 1, 2013 and was applied prospectively. The adoption of this guidance resulted in increased interim and annual financial statement disclosures, but did not affect the Bank's financial condition, results of operations, or cash flows.

Disclosures about Offsetting Assets and Liabilities

On December 16, 2011, the FASB and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on an entity's financial position, whether an entity's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance was amended on January 31, 2013 to clarify that its scope only included certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. An entity is required to disclose both gross and net information about derivative, repurchase, and security lending instruments that meet these criteria. This guidance, as amended, became effective for interim and annual periods beginning on January 1, 2013 and was applied retrospectively for all comparative periods presented. The adoption of this guidance resulted in increased interim and annual financial statement disclosures, but did not affect the Bank's financial condition, results of operations, or cash flows.

ISSUED ACCOUNTING GUIDANCE

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

On January 17, 2014, the FASB issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to REO. Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This guidance is effective for interim and annual periods beginning on or after December 31, 2014 and may be adopted under either the modified retrospective transition method or the prospective transition method. This guidance is not expected to affect the Bank’s financial condition, results of operations, or cash flows.

Joint and Several Liability Arrangements

On February 28, 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligations as well as other information about these obligations. This guidance is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity's fiscal year of adoption. This guidance will have no effect on the Bank's financial condition, results of operations, or cash flows.

Finance Agency Advisory Bulletin on Asset Classification

On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for classifying assets and prescribes the timing of asset charge-offs, excluding investment securities. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adverse classification requirements were implemented as of January 1, 2014 and the charge-off requirements should be implemented no later than January 1, 2015. This guidance will not have a material impact the Bank's financial condition, results of operations, or cash flows.

Note 3 — Cash and Due from Banks
Compensating Balances
The Bank maintains collected cash balances with commercial banks in return for certain services. These arrangements contain no legal restrictions on the withdrawal of funds. Average collected cash balances were $124.0 million and $123.8 million for the years ended December 31, 2013 and 2012.

Pass-Through Deposit Reserves

The Bank acts as a pass-through correspondent for certain member institutions required to deposit reserves with the Federal Reserve Bank of Chicago. At December 31, 2013 and 2012, pass-through deposit reserves amounted to $9.7 million and $7.7 million.

Note 4 — Trading Securities

Major Security Types

Trading securities were as follows (dollars in thousands):

	December 31,
	2013	2012
Non-mortgage-backed securities
Other U.S. obligations	$266,898	$309,540
GSE obligations	54,971	64,445
Other[1]	263,354	294,933
Total non-mortgage-backed securities	585,223	668,918
Mortgage-backed securities
GSE - residential	433,150	476,512
Total fair value	$1,018,373	$1,145,430

1	Consists of taxable municipal bonds.

Interest Rate Payment Terms

At December 31, 2013 and 2012, all trading securities had fixed interest rate payment terms.

Net (Losses) Gains on Trading Securities

The following table summarizes the components of "Net (losses) gains on trading securities" as presented in the Statements of Income (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Net holding (losses) gains on trading securities	$(106,643)	$23,077	$37,726
Net realized gains on sale of trading securities	—	—	973
Net (losses) gains on trading securities	$(106,643)	$23,077	$38,699

The Bank did not sell any trading securities during the years ended December 31, 2013 and 2012. During the year ended December 31, 2011, the Bank sold a trading security with a par value of $10.0 million and realized a gain of $1.0 million.

Note 5 — Available-for-Sale Securities

Major Security Types

AFS securities were as follows (dollars in thousands):

	December 31, 2013
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations	$175,097	$6,474	$(23)	$181,548
GSE obligations	1,101,693	27,845	(2,663)	1,126,875
State or local housing agency obligations	24,868	—	(1,897)	22,971
Other[2]	257,584	5,994	(4)	263,574
Total non-mortgage-backed securities	1,559,242	40,313	(4,587)	1,594,968
Mortgage-backed securities
GSE - residential	6,284,879	66,381	(13,708)	6,337,552
Total	$7,844,121	$106,694	$(18,295)	$7,932,520

	December 31, 2012
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations	$151,764	$11,451	$—	$163,215
GSE obligations	509,941	46,637	(747)	555,831
State or local housing agency obligations	8,351	50	—	8,401
Other[2]	391,814	8,596	—	400,410
Total non-mortgage-backed securities	1,061,870	66,734	(747)	1,127,857
Mortgage-backed securities
GSE - residential	3,645,155	88,595	(1,801)	3,731,949
Total	$4,707,025	$155,329	$(2,548)	$4,859,806

1	Amortized cost includes adjustments made to the cost basis of an investment for amortization, accretion, previous OTTI recognized in earnings, and fair value hedge accounting adjustments.

2	Consists of Private Export Funding Corporation bonds and taxable municipal bonds.

Interest Rate Payment Terms

The following table summarizes the Bank's AFS securities by interest rate payment terms (dollars in thousands):

	December 31,
	2013	2012
Fixed rate	$5,503,644	$1,505,071
Variable rate	2,340,477	3,201,954
Total amortized cost	$7,844,121	$4,707,025

Unrealized Losses

The following tables summarize AFS securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations	$38,342	$(23)	$—	$—	$38,342	$(23)
GSE obligations	135,655	(1,081)	59,061	(1,582)	194,716	(2,663)
State or local housing agency obligations	22,971	(1,897)	—	—	22,971	(1,897)
Other	10,190	(4)	—	—	10,190	(4)
Total non-mortgage-backed securities	207,158	(3,005)	59,061	(1,582)	266,219	(4,587)
Mortgage-backed securities
GSE - residential	2,156,010	(12,061)	263,983	(1,647)	2,419,993	(13,708)
Total	$2,363,168	$(15,066)	$323,044	$(3,229)	$2,686,212	$(18,295)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
GSE obligations	$39,483	$(357)	$22,095	$(390)	$61,578	$(747)
Mortgage-backed securities
GSE - residential	154,914	(1,395)	257,974	(406)	412,888	(1,801)
Total	$194,397	$(1,752)	$280,069	$(796)	$474,466	$(2,548)

Redemption Terms

The following table summarizes the amortized cost and fair value of AFS securities categorized by contractual maturity. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	December 31,
	2013		2012
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$9,981	$10,071	$—	$—
Due after one year through five years	1,031,840	1,056,323	314,601	332,189
Due after five years through ten years	331,391	339,266	542,448	583,674
Due after ten years	186,030	189,308	204,821	211,994
Total non-mortgage-backed securities	1,559,242	1,594,968	1,061,870	1,127,857
Mortgage-backed securities	6,284,879	6,337,552	3,645,155	3,731,949
Total	$7,844,121	$7,932,520	$4,707,025	$4,859,806

Prepayment Fees

During the year ended December 31, 2013, an AFS security with an outstanding par value of $11.2 million was prepaid and the Bank received a $1.2 million prepayment fee. During the year ended December 31, 2012, the Bank did not receive any prepayment fees on AFS securities. During the year ended December 31, 2011, an AFS MBS with an outstanding par value of $119.0 million was prepaid and the Bank received a $14.6 million prepayment fee. These prepayment fees were recorded as interest income on AFS securities in the Statements of Income.

Net Gains on Sale of AFS Securities

During the year ended December 31, 2013, the Bank received $120.8 million in proceeds from the sale of AFS securities and recognized gross gains of $3.0 million. During the year ended December 31, 2012, the Bank received $80.3 million in proceeds from the sale of AFS securities and recognized gross gains of $12.6 million. During the year ended December 31, 2011, the Bank did not sell any AFS securities.

Note 6 — Held-to-Maturity Securities

Major Security Types

HTM securities were as follows (dollars in thousands):

	December 31, 2013
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$306,853	$30,862	$—	$337,715
State or local housing agency obligations	72,662	2,518	—	75,180
Other[2]	807	—	—	807
Total non-mortgage-backed securities	380,322	33,380	—	413,702
Mortgage-backed securities
Other U.S. obligations - residential	5,303	22	—	5,325
Other U.S. obligations - commercial	1,985	6	—	1,991
GSE - residential	1,360,705	31,937	(426)	1,392,216
Private-label - residential	29,991	63	(689)	29,365
Total mortgage-backed securities	1,397,984	32,028	(1,115)	1,428,897
Total	$1,778,306	$65,408	$(1,115)	$1,842,599

	December 31, 2012
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$308,496	$86,601	$—	$395,097
State or local housing agency obligations	87,659	8,930	—	96,589
Other[2]	1,795	—	—	1,795
Total non-mortgage-backed securities	397,950	95,531	—	493,481
Mortgage-backed securities
Other U.S. obligations - residential	7,756	32	—	7,788
Other U.S. obligations - commercial	2,884	10	—	2,894
GSE - residential	2,590,195	63,902	(226)	2,653,871
Private-label - residential	40,936	480	(1,321)	40,095
Total mortgage-backed securities	2,641,771	64,424	(1,547)	2,704,648
Total	$3,039,721	$159,955	$(1,547)	$3,198,129

1	Amortized cost includes adjustments made to the cost basis of an investment for amortization and accretion.

2	Consists of an investment in a Small Business Investment Company.

Interest Rate Payment Terms

The following table summarizes the Bank's HTM securities by interest rate payment terms (dollars in thousands):

	December 31,
	2013	2012
Fixed rate	$1,077,367	$1,982,168
Variable rate	700,939	1,057,553
Total amortized cost	$1,778,306	$3,039,721

Unrealized Losses

The following tables summarize HTM securities with unrealized losses. The unrealized losses are aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
GSE - residential	$71,023	$(54)	$113,532	$(372)	$184,555	$(426)
Private-label - residential	—	—	19,517	(689)	19,517	(689)
Total mortgage-backed securities	$71,023	$(54)	$133,049	$(1,061)	$204,072	$(1,115)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
GSE - residential	$—	$—	$156,945	$(226)	$156,945	$(226)
Private-label - residential	—	—	26,277	(1,321)	26,277	(1,321)
Total mortgage-backed securities	$—	$—	$183,222	$(1,547)	$183,222	$(1,547)

Redemption Terms

The following table summarizes the amortized cost and fair value of HTM securities categorized by contractual maturity. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	December 31,
	2013		2012
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$807	$807	$1,795	$1,795
Due after ten years	379,515	412,895	396,155	491,686
Total non-mortgage-backed securities	380,322	413,702	397,950	493,481
Mortgage-backed securities	1,397,984	1,428,897	2,641,771	2,704,648
Total	$1,778,306	$1,842,599	$3,039,721	$3,198,129

Net Gains on Sale of HTM Securities

During the year ended December 31, 2013, the Bank did not sell any HTM securities. During the year ended December 31, 2012, the Bank sold an HTM security with a carrying amount of $24.9 million and realized a gain of $1.0 million. During the year ended December 31, 2011, the Bank sold HTM securities with a net carrying amount of $296.4 million and realized net gains of $7.2 million. The HTM securities sold in both 2012 and 2011 had less than 15 percent of the acquired principal outstanding at the time of sale. As such, the sales were considered maturities for purposes of security classification and did not impact the Bank's ability and intent to hold the remaining HTM securities through their stated maturities.

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

During the third quarter of 2013, the Bank changed its intent and decided to sell three similar non-MBS held in its AFS portfolio. Two of these securities were sold in 2013 and the Bank recorded gross gains on these sales of $1.1 million through "Net gains on sale of available-for-sale securities" in the Statements of Income. The third and only remaining security of that type was deemed other-than-temporarily impaired as the Bank intended to sell this security and it was in a loss position. As such, the Bank recorded OTTI charges of $1.4 million in 2013 through “Other-than-temporary impairment losses" in the Statements of Income. These charges represented the entire difference between the amortized cost basis and estimated fair value of the security. The declines in value were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligation.

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

As of December 31, 2013, the Bank obtained cash flow analyses for all of its private-label MBS from its designated FHLBanks. The cash flow analyses used two third-party models. The first third-party model considered borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSAs refer collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. A CBSA must contain at least one urban area with a population of 10,000 or more people.

The OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of five percent to an increase of seven percent over the twelve month period beginning October 1, 2013. For the vast majority of markets, the short-term housing price forecast ranges from one percent to five percent. Thereafter, home prices were projected to recover using one of five different recovery paths.

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

The Bank compared the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At December 31, 2013, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at December 31, 2013.

All Other Investment Securities

On a quarterly basis, the Bank reviews all remaining AFS and HTM securities in an unrealized loss position to determine whether they are other-than temporarily impaired. The following was determined for the Bank's other investment securities in an unrealized loss position at December 31, 2013:

•
Other U.S. obligations and GSE securities. The unrealized losses were due primarily to interest rate volatility. Because the Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases, it did not consider any of these securities to be other-than-temporarily impaired at December 31, 2013. Additionally, the strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations.

•
State housing agency obligations and taxable municipal bonds. The unrealized losses were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at December 31, 2013. Additionally, the creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements was sufficient to protect the Bank from losses based on current expectations.

Note 8 — Advances

The Bank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. Fixed rate advances generally have maturities ranging from overnight to 20 years. Variable rate advances generally have maturities ranging from one year to 20 years, where the interest rates reset periodically to a specified interest rate index such as LIBOR. At December 31, 2013, the Bank had advances outstanding with interest rates ranging from 0.18 percent to 8.25 percent.

Redemption Terms

The following table summarizes the Bank's advances outstanding by year of contractual maturity (dollars in thousands):

	December 31,
	2013		2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—	$35	3.32
Due in one year or less	6,948,856	0.60	10,306,571	1.03
Due after one year through two years	4,479,162	0.95	1,900,515	1.59
Due after two years through three years	2,936,056	1.76	2,289,104	1.62
Due after three years through four years	3,298,142	2.28	2,096,668	2.34
Due after four years through five years	20,558,211	0.54	2,893,016	2.49
Thereafter	7,139,820	0.85	6,568,855	1.58
Total par value	45,360,247	0.84	26,054,764	1.53
Premiums	153		169
Discounts	(7,879)		(3,247)
Fair value hedging adjustments	297,699		562,229
Total	$45,650,220		$26,613,915

The following table summarizes advances at December 31, 2013 and 2012, by year of contractual maturity or next call date for callable advances, and by year of contractual maturity or next put date for putable advances (dollars in thousands):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	2013	2012	2013	2012
Overdrawn demand deposit accounts	$—	$35	$—	$35
Due in one year or less	33,150,516	14,848,959	9,345,956	12,913,471
Due after one year through two years	3,227,821	1,982,005	4,411,162	1,885,515
Due after two years through three years	2,370,262	2,302,694	2,673,256	2,215,104
Due after three years through four years	2,664,631	1,593,463	2,246,842	1,813,868
Due after four years through five years	2,700,477	2,346,809	19,602,111	1,794,016
Thereafter	1,246,540	2,980,799	7,080,920	5,432,755
Total par value	$45,360,247	$26,054,764	$45,360,247	$26,054,764

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) without incurring prepayment fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call date, the borrower typically pays a higher fixed rate for the advance relative to an equivalent maturity, noncallable, fixed rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2013 and 2012, the Bank had callable advances outstanding totaling $26.4 billion and $5.7 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At December 31, 2013 and 2012, the Bank had putable advances outstanding totaling $2.4 billion and $2.9 billion.

Interest Rate Payment Terms

The following table summarizes the Bank's advances by interest rate payment terms and contractual maturity (dollars in thousands):

	December 31,
	2013	2012
Fixed rate
Due in one year or less	$6,320,856	$7,824,471
Due after one year	11,133,041	9,430,132
Total fixed rate	17,453,897	17,254,603
Variable rate
Due in one year or less	628,000	2,482,135
Due after one year	27,278,350	6,318,026
Total variable rate	27,906,350	8,800,161
Total par value	$45,360,247	$26,054,764

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

	For the Years Ended December 31,
	2013	2012	2011
Gross prepayment fee income	$21,460	$375,635	$19,594
Fair value hedging adjustments[1]	(15,637)	(347,544)	(8,901)
Prepayment fees on advances, net	$5,823	$28,091	$10,693

1	Represents the amortization/accretion of fair value hedging adjustments on closed advance hedge relationships resulting from advance prepayments.

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

The following table presents information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	December 31,
	2013	2012
Fixed rate, medium-term single family mortgages[1]	$1,668,190	$1,880,646
Fixed rate, long-term single family mortgages	4,823,351	5,005,194
Total unpaid principal balance	6,491,541	6,885,840
Premiums	80,911	86,112
Discounts	(15,652)	(21,277)
Basis adjustments from mortgage loan commitments	8,493	16,928
Total mortgage loans held for portfolio	6,565,293	6,967,603
Allowance for credit losses	(8,000)	(15,793)
Total mortgage loans held for portfolio, net	$6,557,293	$6,951,810

1	Medium-term is defined as a term of 15 years or less.

The following table presents the Bank's mortgage loans held for portfolio by type (dollars in thousands):

	December 31,
	2013	2012
Conventional loans	$5,944,999	$6,372,542
Government-insured loans	546,542	513,298
Total unpaid principal balance	$6,491,541	$6,885,840

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

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At December 31, 2013 and 2012, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At December 31, 2013 and 2012, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, none of the Bank's credit products were TDRs during the years ended December 31, 2013 and 2012.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of December 31, 2013 and 2012. Accordingly, the Bank has not recorded any allowance for credit losses.

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans secured by one-to-four family residential properties. Government-insured mortgage loans are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government mortgage loans. Any principal losses incurred on these mortgage loans that are not recovered from the guarantor are absorbed by the servicers. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at December 31, 2013 and 2012. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

•
First Loss Account. The first loss account (FLA) is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. Credit enhancement fees paid totaled $4.3 million, $7.4 million, and $10.0 million during the years ended December 31, 2013, 2012, and 2011. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments with a PFI credit enhancement obligation was $87.3 million and $126.0 million at December 31, 2013 and 2012. The decline in the FLA balance was due to the Bank canceling SMI policies on certain master commitments. This eliminated the PFI credit enhancement obligation on those master commitments, which in turn reduced the FLA balance on those master commitments to zero.

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

The Bank utilizes an allowance for credit losses to reserve for estimated losses in its conventional mortgage loan portfolio at the balance sheet date. The measurement of the Bank's allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, (iii) estimating additional credit losses in the conventional mortgage loan portfolio, (iv) considering the recapture of performance-based credit enhancement fees from the PFI, if available, and (v) considering the credit enhancement obligation of the PFI, if estimated losses exceed the FLA.

Collectively Evaluated Conventional Mortgage Loans. The Bank collectively evaluates the majority of its conventional mortgage loan portfolio for impairment and estimates an allowance for credit losses based upon factors that vary by MPF product. These factors include, but are not limited to, (i) loan delinquencies, (ii) loans migrating to collateral-dependent status, (iii) actual historical loss severities, and (iv) certain quantifiable economic factors, such as unemployment rates and home prices. The Bank utilizes a roll-rate methodology when estimating its allowance for credit losses. This methodology projects loans migrating to collateral-dependent status based on historical average rates of delinquency. The Bank then applies a loss severity factor to calculate an estimate of credit losses.

Individually Identified Conventional Mortgage Loans. The Bank individually evaluates certain conventional mortgage loans for impairment, including TDRs and collateral-dependent loans. The Bank's TDRs include loans granted under its temporary loan modification plan and loans discharged under Chapter 7 bankruptcy that have not been reaffirmed by the borrower. The Bank generally measures impairment of TDRs based on the present value of expected future cash flows discounted at the loan's effective interest rate. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. The Bank considers TDRs where principal or interest is 60 days or more past due to be collateral-dependent. The Bank measures impairment of collateral-dependent loans based on the estimated fair value of the underlying collateral less selling costs and expected proceeds from PMI.

Estimating Additional Credit Loss in the Conventional Mortgage Loan Portfolio. The Bank may make an adjustment for certain limitations in its estimation of credit losses. This adjustment recognizes the imprecise nature of an estimate and represents a subjective management judgment that is intended to cover losses resulting from other factors that may not be captured in the methodology previously described at the balance sheet date.

Performance-Based Credit Enhancement Fees. When reserving for estimated credit losses, the Bank may take into consideration performance-based credit enhancement fees available for recapture from the PFIs. Performance-based credit enhancement fees available for recapture, if any, consist of accrued performance-based credit enhancement fees to be paid to the PFIs and projected performance-based credit enhancement fees to be paid to the PFIs over the next 12 months, less any losses incurred that are in the process of recapture.

Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not. At December 31, 2013 and 2012, the Bank determined that the amount of performance-based credit enhancement fees available for recapture from the PFIs at the master commitment level was immaterial. As such, it did not factor credit enhancement fees into its estimate of the allowance for credit losses.

PFI Credit Enhancement Obligation. When reserving for estimated credit losses, the Bank may take into consideration the PFI credit enhancement obligation, which is intended to absorb losses in excess of the FLA. At December 31, 2013 and 2012, the Bank determined that the amount of credit enhancement obligation available to offset losses was immaterial. As such, it did not factor credit enhancement obligation into its estimate of the allowance for credit losses.

Allowance for Credit Losses on Conventional Mortgage Loans

The following table presents a rollforward of the allowance for credit losses on the Bank's conventional mortgage loan portfolio (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Balance, beginning of period	$15,793	$18,963	$13,000
Charge-offs	(1,871)	(3,170)	(3,192)
(Reversal) provision for credit losses	(5,922)	—	9,155
Balance, end of period	$8,000	$15,793	$18,963

The following table summarizes the allowance for credit losses and recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in thousands):

	December 31,
	2013	2012
Allowance for credit losses
Collectively evaluated for impairment	$4,500	$5,444
Individually evaluated for impairment	3,500	10,349
Total allowance for credit losses	$8,000	$15,793
Recorded investment[1]
Collectively evaluated for impairment	$5,996,590	$6,415,718
Individually evaluated for impairment, with or without a related allowance	40,840	59,344
Total recorded investment	$6,037,430	$6,475,062

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollars in thousands):

	December 31, 2013
	Conventional	Government Insured	Total
Past due 30 - 59 days	$75,521	$19,714	$95,235
Past due 60 - 89 days	21,925	7,128	29,053
Past due 90 - 179 days	17,864	5,515	23,379
Past due 180 days or more	50,271	4,130	54,401
Total past due loans	165,581	36,487	202,068
Total current loans	5,871,849	524,947	6,396,796
Total recorded investment of mortgage loans[1]	$6,037,430	$561,434	$6,598,864

In process of foreclosure (included above)[2]	$37,582	$1,106	$38,688
Serious delinquency rate[3]	1.1%	1.7%	1.2%
Past due 90 days or more and still accruing interest[4]	$—	$9,645	$9,645
Non-accrual mortgage loans[5]	$71,221	$—	$71,221

	December 31, 2012
	Conventional	Government Insured	Total
Past due 30 - 59 days	$77,568	$17,582	$95,150
Past due 60 - 89 days	24,809	4,849	29,658
Past due 90 - 179 days	21,483	2,193	23,676
Past due 180 days or more	64,920	3,099	68,019
Total past due loans	188,780	27,723	216,503
Total current loans	6,286,282	500,112	6,786,394
Total recorded investment of mortgage loans[1]	$6,475,062	$527,835	$7,002,897

In process of foreclosure (included above)[2]	$56,692	$878	$57,570
Serious delinquency rate[3]	1.4%	1.0%	1.3%
Past due 90 days or more and still accruing interest[4]	$—	$5,292	$5,292
Non-accrual mortgage loans[5]	$88,992	$—	$88,992

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

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

	December 31,
	2013		2012
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Impaired loans with an allowance	$39,715	$3,500	$58,145	$10,349
Impaired loans without an allowance	1,125	—	1,199	—
Total	$40,840	$3,500	$59,344	$10,349

The Bank did not recognize any interest income on impaired loans during the years ended December 31, 2013, 2012, and 2011. The average recorded investment on impaired loans with an allowance was $48.9 million, $63.5 million, and $5.7 million during the years ended December 31, 2013, 2012, and 2011. The average recorded investment on impaired loans without an allowance was $1.2 million, $0.8 million, and $0.1 million during the years ended December 31, 2013, 2012, and 2011.

Real Estate Owned. At December 31, 2013 and 2012, the Bank had $12.2 million and $16.4 million of REO recorded as a component of "Other assets" in the Statements of Condition.

Term Securities Purchased Under Agreements to Resell

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the Bank or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If a resale agreement is deemed impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. At December 31, 2013 and 2012, based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for term securities purchased under agreements to resell.

Off-Balance Sheet Credit Exposures

At December 31, 2013 and 2012, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank's off-balance sheet credit exposures, see "Note 19 — Commitments and Contingencies."

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

Types of Derivatives

The Bank may use the following derivative instruments:

•
Interest Rate Swaps. An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable interest rate index for the same period of time. The variable interest rate received or paid by the Bank in most derivative transactions is the LIBOR.

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

•
Investment Securities. The Bank primarily invests in other U.S. obligations, GSE obligations, state or local housing agency obligations, and MBS, and classifies them as either trading, AFS, or HTM. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may fund investment securities with callable consolidated obligations or utilize interest rate swaps, caps, floors, or swaptions to manage interest rate and prepayment risk. The Bank manages the risk arising from changing market prices of trading securities by entering into economic derivatives that generally offset the changes in fair value of the securities. The fair value changes of both the trading securities and the associated derivatives are included in other (loss) income as “Net (losses) gains on trading securities” and “Net gains (losses) on derivatives and hedging activities.” The Bank manages the risk arising from changing market prices on AFS securities by entering into fair value derivatives that generally offset the changes in fair value of the securities. The Bank records the portion of the change in fair value related to the risk being hedged together with the related change in fair value of the derivative through other (loss) income as “Net gains (losses) on derivatives and hedging activities.” The Bank records the remainder of the change in fair value through AOCI as “Net unrealized (losses) gains on available-for-sale securities.”

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

The following table summarizes the Bank's fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest (dollars in thousands):

	December 31, 2013
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$32,537,432	$181,724	$391,597
Derivatives not designated as hedging instruments
Interest rate swaps	1,757,673	72,439	25,102
Forward settlement agreements (TBAs)	28,000	160	3
Mortgage delivery commitments	29,651	6	124
Total derivatives not designated as hedging instruments	1,815,324	72,605	25,229
Total derivatives before netting and collateral adjustments	$34,352,756	254,329	416,826
Netting adjustments		(82,293)	(82,293)
Cash collateral and related accrued interest		(79,025)	(277,113)
Total netting adjustments and cash collateral[1]		(161,318)	(359,406)
Total derivative assets and total derivative liabilities		$93,011	$57,420

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same counterparty and/or clearing agent.

The following table summarizes the Bank's fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest (dollars in thousands):

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

The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented in the Statements of Income (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Derivatives designated as hedging instruments
Interest rate swaps	$12,026	$1,707	$10,848
Derivatives not designated as hedging instruments
Interest rate swaps	84,987	2,450	(54,503)
Interest rate caps	3,992	(13,080)	(67,073)
Forward settlement agreements (TBAs)	5,171	(13,242)	(9,738)
Mortgage delivery commitments	(4,846)	9,247	8,891
Net interest settlements	(16,030)	(11,929)	744
Total net gains (losses) related to derivatives not designated as hedging instruments	73,274	(26,554)	(121,679)
Net gains (losses) on derivatives and hedging activities	$85,300	$(24,847)	$(110,831)

The following table summarizes, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income (dollars in thousands):

	For the Year Ended December 31, 2013
Hedged Item Type	Gains (Losses) on Derivatives	(Losses) Gains on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$181,593	$(173,015)	$8,578	$(42,506)
Advances	232,454	(229,657)	2,797	(163,154)
Consolidated obligation bonds	(151,125)	151,776	651	59,708
Total	$262,922	$(250,896)	$12,026	$(145,952)

1	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank's net interest income (dollars in thousands):

	For the Year Ended December 31, 2012
Hedged Item Type	(Losses) Gains on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(9,575)	$10,676	$1,101	$(12,730)
Advances	(7,222)	10,628	3,406	(195,719)
Consolidated obligation bonds	31,922	(34,722)	(2,800)	123,918
Total	$15,125	$(13,418)	$1,707	$(84,531)

	For the Year Ended December 31, 2011
Hedged Item Type	(Losses) Gains on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(43,164)	$40,465	$(2,699)	$(11,753)
Advances	(202,666)	211,186	8,520	(313,845)
Consolidated obligation bonds	80,681	(75,654)	5,027	265,148
Total	$(165,149)	$175,997	$10,848	$(60,450)

1	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

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

A majority of the Bank's bilateral derivative contracts contain provisions that require the Bank to deliver additional collateral on derivatives in net liability positions to counterparties if there is deterioration in the Bank's credit rating. At December 31, 2013, the aggregate fair value of all bilateral derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) was $266.9 million. For these derivatives, the Bank posted cash collateral (including accrued interest) of $212.3 million in the normal course of business. If the Bank's credit rating had been lowered by an NRSRO from its current rating to the next lower rating, the Bank would have been required to deliver up to an additional $35.9 million of collateral to its bilateral derivative counterparties at December 31, 2013.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents at December 31, 2013.

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

	December 31,
	2013	2012
Derivative instruments meeting netting requirements
Gross recognized amount
Bilateral derivatives	$209,378	$153,785
Cleared derivatives	44,945	—
Total gross recognized amount	254,323	153,785
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(195,177)	(150,076)
Cleared derivatives	33,859	—
Total gross amounts of netting adjustments and cash collateral	(161,318)	(150,076)
Net amounts after netting adjustments
Bilateral derivatives	14,201	3,709
Cleared derivatives	78,804	—
Total net amounts after netting adjustments	93,005	3,709
Bilateral derivative instruments not meeting netting requirements[1]	6	104
Total derivative assets
Bilateral derivatives	14,207	3,813
Cleared derivatives	78,804	—
Total derivative assets presented in the Statements of Condition[2]	$93,011	$3,813

1	Represents mortgage delivery commitments.

2	Represents the net unsecured amount of credit exposure.

The following table presents the fair value of derivative liabilities meeting or not meeting the netting requirements, including the related collateral received from or pledged to counterparties (dollars in thousands):

	December 31,
	2013	2012
Derivative instruments meeting netting requirements
Gross recognized amount
Bilateral derivatives	$411,289	$675,983
Cleared derivatives	5,413	—
Total gross recognized amount	416,702	675,983
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(353,993)	(575,337)
Cleared derivatives	(5,413)	—
Total gross amounts of netting adjustments and cash collateral	(359,406)	(575,337)
Net amounts after netting adjustments
Bilateral derivatives	57,296	100,646
Cleared derivatives	—	—
Total net amounts after netting adjustments	57,296	100,646
Bilateral derivative instruments not meeting netting requirements[1]	124	54
Total derivative liabilities
Bilateral derivatives	57,420	100,700
Cleared derivatives	—	—
Total derivative liabilities presented in the Statements of Condition[2]	$57,420	$100,700

1	Represents mortgage delivery commitments.

2	Represents the net unsecured amount of credit exposure.

Note 12 — Deposits
The Bank offers demand and overnight deposits as well as short-term interest bearing deposits to members and qualifying non-members. Deposits classified as demand and overnight pay interest based on a daily interest rate. Short-term interest bearing deposits pay interest based on a fixed rate determined at the issuance of the deposit. Average interest rates paid on interest-bearing deposits were 0.02 percent, 0.04 percent, and 0.05 percent for the years ended December 31, 2013, 2012, and 2011.
The following table details the Bank's interest bearing and non-interest bearing deposits (dollars in thousands):

	December 31,
	2013	2012
Interest-bearing
Demand and overnight	$458,209	$645,330
Term	9,153	227,522
Non-interest-bearing
Demand	231,704	211,892
Total	$699,066	$1,084,744

The aggregate amount of term deposits with a denomination of $100 thousand or more was $9.1 million and $227.5 million at December 31, 2013 and 2012.

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At December 31, 2013 and 2012, the total par value of outstanding consolidated obligations of the 12 FHLBanks was approximately $766.8 billion and $687.9 billion.

BONDS

The following table summarizes the Bank's bonds outstanding by year of contractual maturity (dollars in thousands):

	December 31,
	2013		2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$17,437,015	0.33	$21,491,480	0.62
Due after one year through two years	2,485,075	3.03	2,317,015	1.89
Due after two years through three years	1,864,840	3.48	2,213,990	3.40
Due after three years through four years	2,080,710	4.21	1,507,905	4.47
Due after four years through five years	582,735	1.60	2,002,060	4.36
Thereafter	5,545,470	2.96	4,291,205	3.35
Index amortizing notes	209,600	5.21	331,300	5.21
Total par value	30,205,445	1.56	34,154,955	1.67
Premiums	22,027		24,544
Discounts	(17,751)		(18,746)
Fair value hedging adjustments	(14,186)		182,445
Fair value option adjustments	33		1,985
Total	$30,195,568		$34,345,183

The following table summarizes the Bank's bonds outstanding by call features (dollars in thousands):

	December 31,
	2013	2012
Noncallable or nonputable	$26,765,445	$32,272,455
Callable	3,440,000	1,882,500
Total par value	$30,205,445	$34,154,955

The following table summarizes the Bank's bonds outstanding by year of contractual maturity or next call date (dollars in thousands):

	December 31,
Year of Contractual Maturity or Next Call Date	2013	2012
Due in one year or less	$19,582,015	$23,123,980
Due after one year through two years	2,490,075	1,882,015
Due after two years through three years	1,759,840	2,171,490
Due after three years through four years	1,915,710	1,477,905
Due after four years through five years	237,735	1,862,060
Thereafter	4,010,470	3,306,205
Index amortizing notes	209,600	331,300
Total par value	$30,205,445	$34,154,955
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

Interest Rate Payment Terms

The following table summarizes the Bank's bonds by interest rate payment terms (dollars in thousands):

	December 31,
	2013	2012
Fixed rate	$27,625,445	$24,979,955
Simple variable rate	800,000	8,090,000
Step-up	1,680,000	1,085,000
Step-down	100,000	—
Total par value	$30,205,445	$34,154,955

Extinguishment of Debt

During the year ended December 31, 2013, the Bank extinguished bonds with a total par value of $162.1 million and recognized losses of $25.7 million in other (loss) income. During the year ended December 31, 2012, the Bank extinguished bonds with a total par value of $556.1 million and recognized losses of $76.8 million in other (loss) income. During the year ended December 31, 2011, the Bank extinguished bonds with a total par value of $33.0 million and recognized losses of $4.6 million in other (loss) income.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in thousands):

	December 31,
	2013		2012
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$38,143,400	0.10	$8,676,903	0.13
Discounts	(6,748)		(2,533)
Total	$38,136,652		$8,674,370

CONCESSIONS ON CONSOLIDATED OBLIGATIONS
Unamortized concessions on consolidated obligations are included as a component of "Other assets" in the Statements of Condition and totaled $3.2 million and $3.0 million at December 31, 2013 and 2012. Amortization of such concessions is recorded as consolidated obligation interest expense in the Statements of Income and totaled $1.6 million, $7.7 million, and $14.8 million for the years ended December 31, 2013, 2012, and 2011.

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

There was no shortfall, as described above, in 2013, 2012, or 2011. If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make any such application in 2013, 2012, or 2011. At December 31, 2013 and 2012, the Bank had no outstanding AHP advances.

The following table presents a rollforward of the Bank’s AHP liability (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Balance, beginning of year	$36,720	$38,849	$44,508
Assessments	12,237	12,408	8,670
Disbursements	(11,269)	(14,537)	(14,329)
Balance, end of year	$37,688	$36,720	$38,849

Note 15 — Resolution Funding Corporation

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011. The FHLBanks entered into a JCE Agreement, as amended, which requires each FHLBank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account, beginning in the third quarter of 2011. Refer to "Note 16 — Capital" for additional information on the JCE Agreement. As a result of fully satisfying the REFCORP obligation, the Bank did not record a REFCORP assessment for the years ended December 31, 2013 and 2012 and in the last two quarters of 2011.
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

•
Regulatory capital. The Bank is required to maintain a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all capital stock, including mandatorily redeemable capital stock, and retained earnings. It does not include AOCI.

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At December 31, 2013 and 2012, the Bank did not have any nonpermanent capital.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations. The following table shows the Bank's compliance with the Finance Agency's three regulatory capital requirements (dollars in thousands):

	December 31,
	2013		2012
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$676,384	$3,378,542	$372,277	$2,694,224
Regulatory capital	$2,920,161	$3,378,542	$1,894,691	$2,694,224
Leverage capital	$3,650,201	$5,067,814	$2,368,364	$4,041,335
Capital-to-asset ratio	4.00%	4.63%	4.00%	5.69%
Leverage ratio	5.00%	6.94%	5.00%	8.53%

The Bank issues a single class of capital stock (Class B capital stock). The Bank's capital stock has a par value of $100 per share, and all shares are issued, redeemed, or repurchased by the Bank at the stated par value. The Bank has two subclasses of capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10.0 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding in the Bank's Statements of Condition. All capital stock issued is subject to a five year notice of redemption period.

The capital stock requirements established in the Bank's Capital Plan are designed so that the Bank can remain adequately capitalized as member activity changes. The Bank's Board of Directors may make adjustments to the capital stock requirements within ranges established in the Capital Plan. During the second quarter of 2013, after reviewing the Bank’s minimum regulatory capital-to-asset ratios and retained earnings balances, the Bank's Board of Directors approved a reduction in the activity-based capital stock requirement from 4.45 percent to 4.00 percent. This became effective August 1, 2013 and resulted in the Bank repurchasing approximately $150 million of capital stock from members.

Capital Classification Determination

The Bank is subject to the Finance Agency's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, establishes criteria for four capital classifications (adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. The Bank satisfied these requirements at December 31, 2013 and was classified as adequately capitalized. If the Bank becomes classified into a capital classification other than adequately capitalized, it will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

Excess Stock

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At December 31, 2013 and 2012, the Bank had no excess capital stock outstanding.

Mandatorily Redeemable Capital Stock

The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) when a member engages in any of the following activities: (i) submits a written notice to redeem all or part of its capital stock, (ii) submits a written notice of its intent to withdraw from membership, or (iii) terminates its membership voluntarily as a result of a consolidation into a non-member or into a member of another FHLBank. Dividends on mandatorily redeemable capital stock are classified as interest expense in the Statements of Income.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense. The Bank recorded interest expense on mandatorily redeemable capital stock of $0.3 million for the year ended December 31, 2013 and $0.2 million for each of the years ended December 31, 2012 and 2011.

The following table summarizes the Bank's mandatorily redeemable capital stock by year of contractual redemption (dollars in thousands):

	December 31,
Year of Contractual Redemption	2013	2012
Due in one year or less	$149	$—
Due after one year through two years	40	172
Due after two years through three years	55	5,162
Due after three years through four years	3,792	87
Due after four years through five years	4,475	3,634
Past contractual redemption date due to outstanding activity with the Bank	208	506
Total	$8,719	$9,561

The following table summarizes a rollforward of the Bank's mandatorily redeemable capital stock (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Balance, beginning of period	$9,561	$6,169	$6,835
Capital stock subject to mandatory redemption reclassified from capital stock	20,658	9,458	6,682
Capital stock subject to mandatory redemption reclassified to capital stock	(20)	(10)	—
Net redemption of mandatorily redeemable capital stock	(21,480)	(6,056)	(7,348)
Balance, end of period	$8,719	$9,561	$6,169

Restricted Retained Earnings

The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. It requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At December 31, 2013 and 2012, the Bank's restricted retained earnings account totaled $50.8 million and $28.8 million.

Accumulated Other Comprehensive Income

The following table summarizes the changes in AOCI (dollars in thousands):

	Net unrealized gains on AFS securities (Notes 5 and 7)	Pension and postretirement benefits (Note 17)	Total AOCI
Balance, December 31, 2010	$92,222	$(1,691)	$90,531
Other comprehensive income (loss)	45,018	(988)	44,030
Balance, December 31, 2011	137,240	(2,679)	134,561
Other comprehensive income (loss)	15,541	(464)	15,077
Balance, December 31, 2012	152,781	(3,143)	149,638
Other comprehensive (loss) income before reclassifications
Net unrealized losses	(62,737)	—	(62,737)
Reclassifications from other comprehensive (loss) income to net income
Other-than-temporary impairment losses on securities	1,394	—	1,394
Net realized gains on sale of securities	(3,039)	—	(3,039)
Amortization - pension and postretirement	—	1,788	1,788
Net current period other comprehensive (loss) income	(64,382)	1,788	(62,594)
Balance, December 31, 2013	$88,399	$(1,355)	$87,044

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

The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2012. The Bank's contributions for the plan years ended June 30, 2012 and June 30, 2011 were not more than five percent of the total contributions to the Pentegra DB Plan.

The following table summarizes the net pension cost and funded status of the Pentegra DB Plan (dollars in thousands):

	2013	2012	2011
Net pension cost[1]	$4,354	$4,032	$3,900
Pentegra DB Plan's funded status as of July 1	101.3%	108.4%	90.3%
Bank's funded status as of July 1	111.6%	123.8%	96.6%

1	Represents the net pension cost charged to compensation and benefits expense in the Statements of Income for the years ended December 31, 2013, 2012, and 2011.

The Pentegra DB Plan's funded status and the Bank's funded status as of July 1, 2013 and 2012 increased when compared to July 1, 2011 due to the Moving Ahead for Progress in the 21st Century Act (MAP-21) enacted on July 6, 2012, which changed the calculation of the discount rate used to determine the pension plan liability. MAP-21 allows plan sponsors to measure the pension plan liability using the 25-year average of interest rates to determine the discount rate. Prior to MAP-21, the discount rate used in measuring the pension plan liability was based on the 24-month average of interest rates.

The Pentegra DB Plan's funded status as of July 1, 2013 is preliminary and may further increase because plan participants are permitted to make contributions for the plan year ended June 30, 2013 through March 15, 2014. Contributions made on or before March 15, 2014, and designated for the plan year ended June 30, 2013, will be included in the final valuation as of July 1, 2013. The final funded status as of July 1, 2013 will not be available until the Form 5500 for the plan year July 1, 2013 through June 30, 2014 is filed (this Form 5500 is due to be filed no later than April 2015).

The Pentegra DB Plan's funded status as of July 1, 2012 includes all contributions made by plan participants through March 15, 2013. The final funded status as of July 1, 2012 will not be available until the Form 5500 for the plan year July 1, 2012 through June 30, 2013 is filed (this form 5500 is due to be filed no later than April 2014).

Qualified Defined Contribution Plan
The Bank participates in the Pentegra Defined Contribution Plan for Financial Institutions (Pentegra DC Plan), a tax-qualified defined contribution plan. The Pentegra DC Plan covers all officers and employees of the Bank that meet certain eligibility requirements. The Bank contributes a percentage of participants’ compensation by making a matching contribution equal to a percentage of the participant's voluntary contributions, subject to certain limitations. For the years ended December 31, 2013, 2012, and 2011, the Bank contributed $1.2 million, $1.1 million, and $1.0 million.
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
BEP Defined Contribution Plan. For each of the years ended December 31, 2013, 2012, and 2011, the Bank contributed $0.1 million to the BEP Defined Contribution Plan.
BEP Defined Benefit Plan. The benefit obligation was as follows (dollars in thousands):

	For the Years Ended December 31,
	2013	2012
Benefit obligation at beginning of year	$9,412	$7,996
Service cost	401	494
Interest cost	329	341
Actuarial (gain) loss	(425)	255
Benefits paid	(269)	(266)
(Decrease) increase due to change in the discount rate	(951)	592
Benefit obligation at end of year	$8,497	$9,412
The measurement date used to determine the current year's benefit obligation was December 31, 2013.

The following amounts were recognized in the Statements of Condition (dollars in thousands):

	December 31,
	2013	2012
Accrued benefit liability	$8,497	$9,412
Accumulated other comprehensive loss	(1,644)	(3,377)
Net amount recognized	$6,853	$6,035

The accumulated benefit obligation was $8.1 million and $8.5 million at December 31, 2013 and 2012.

Components of net periodic benefit cost were as follows (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Service cost	$401	$494	$384
Interest cost	329	341	335
Amortization of prior service cost	22	23	23
Amortization of net loss	335	383	199
Total net periodic benefit cost	$1,087	$1,241	$941

The following table details the change in AOCI (dollars in thousands):

	For the Year Ended December 31, 2013
	Prior Service Cost	Net Loss (Gain)	Total
Balance at beginning of year	$44	$3,333	$3,377
Net gain on defined benefit plan	—	(1,376)	(1,376)
Amortization	(22)	(335)	(357)
Balance at end of year	$22	$1,622	$1,644

Amounts in AOCI expected to be recognized as components of net periodic benefit cost during 2014 are (dollars in thousands):

Projected amortization of prior service cost	$22
Projected amortization of net loss	155
Total projected amortization of amounts in accumulated other comprehensive income	$177

Key assumptions used for the actuarial calculations to determine the benefit obligation are as follows:

	December 31,
	2013	2012
Discount rate	4.58%	3.71%
Salary increases	4.80%	5.00%

Key assumptions used for the actuarial calculations to determine the net periodic benefit cost are as follows:

	For the Years Ended December 31,
	2013	2012	2011
Discount rate	3.71%	4.20%	5.25%
Salary increases	5.00%	4.80%	4.80%

The 2013 discount rate used to determine the benefit obligation was determined using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Future benefit payments were estimated based on census data, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments was calculated using duration-based interest rate yields from the Citibank Pension Discount Curve as of December 31, 2013, and solving for the single discount rate that produced the same present value.

The Bank estimates that its required contributions for the year ended December 31, 2014 will be $0.3 million.
Estimated future benefit payments reflecting expected future services for the years ending after December 31, 2013 are (dollars in thousands):

Year	Amount
2014	$350
2015	476
2016	503
2017	512
2018	520
2019 through 2023	2,765

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the years ended December 31, 2013 and 2012.

The following table summarizes the carrying value and fair value of the Bank's financial instruments at December 31, 2013 (dollars in thousands). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$448,278	$448,278	$—	$—	$—	$448,278
Interest-bearing deposits	1,863	—	1,833	—	—	1,833
Securities purchased under agreements to resell	8,200,000	—	8,200,000	—	—	8,200,000
Federal funds sold	1,200,000	—	1,200,000	—	—	1,200,000
Trading securities	1,018,373	—	1,018,373	—	—	1,018,373
Available-for-sale securities	7,932,520	—	7,932,520	—	—	7,932,520
Held-to-maturity securities	1,778,306	—	1,813,234	29,365	—	1,842,599
Advances	45,650,220	—	45,751,949	—	—	45,751,949
Mortgage loans held for portfolio, net	6,557,293	—	6,683,555	37,340	—	6,720,895
Accrued interest receivable	72,561	—	72,561	—	—	72,561
Derivative assets, net	93,011	160	254,169	—	(161,318)	93,011
Other assets	10,529	10,529	—	—	—	10,529
Liabilities
Deposits	(699,066)	—	(699,066)	—	—	(699,066)
Discount notes	(38,136,652)	—	(38,139,485)	—	—	(38,139,485)
Bonds	(30,195,568)	—	(30,735,638)	—	—	(30,735,638)
Mandatorily redeemable capital stock	(8,719)	(8,719)	—	—	—	(8,719)
Accrued interest payable	(81,420)	—	(81,420)	—	—	(81,420)
Derivative liabilities, net	(57,420)	(3)	(416,823)	—	359,406	(57,420)
Other
Standby letters of credit	(1,849)	—	—	(1,849)	—	(1,849)
Standby bond purchase agreements	—	—	3,860	—	—	3,860

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

As an additional step, the Bank reviews the final fair value estimates of its private-label MBS holdings quarterly for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private-label MBS using the estimated fair value derived from the process previously described and the security's projected cash flows and compared such yield to the yield for comparable securities according to dealers and/or other third-party sources. No significant variances were noted. Therefore, the Bank determined that its fair value estimates for private-label MBS were appropriate at December 31, 2013.

As of December 31, 2013 and 2012, three or four prices were received for substantially all of the Bank's investment securities and the final prices for substantially all of those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Impaired Mortgage Loans Held for Portfolio. Prior to December 31, 2013, the fair value of impaired mortgage loans held for portfolio was estimated by either applying a historical loss severity rate incurred on sales to the underlying property value or calculating the present value of expected future cash flows discounted at the loan's effective interest rate. Effective December 31, 2013, the Bank enhanced its valuation technique for impaired mortgage loans to better reflect market observable inputs. Specifically, the fair value of impaired mortgage loans held for portfolio is now estimated by obtaining property values from an external pricing vendor. This vendor utilizes multiple pricing models that generally factor in market observable inputs, including actual sales transactions and home price indices, and considers underlying property characteristics. The Bank applies an adjustment to these values to capture certain limitations in the estimation process and takes into consideration estimated selling costs and expected PMI proceeds. In limited instances, the Bank may estimate the fair value of an impaired mortgage loan by calculating the present value of expected future cash flows discounted at the loan's effective interest rate.

Real Estate Owned. The fair value of REO is estimated using a current property value from the MPF Servicer or a broker price opinion adjusted for estimated selling costs and expected PMI proceeds.

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

Consolidated Obligations. The fair value of consolidated obligations is based on prices received from pricing vendors (consistent with the methodology for investment securities discussed above) or determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest payable. For consolidated obligations elected under the fair value option, fair value includes accrued interest payable. The discount rates used in these calculations are for consolidated obligations with similar terms. The Bank uses the CO Curve and a volatility assumption for measuring the fair value of these consolidated obligations.

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

Fair Value on a Recurring Basis

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2013 (dollars in thousands):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$266,898	$—	$—	$266,898
GSE obligations	—	54,971	—	—	54,971
Other non-MBS	—	263,354	—	—	263,354
GSE MBS - residential	—	433,150	—	—	433,150
Total trading securities	—	1,018,373	—	—	1,018,373
Available-for-sale securities
Other U.S. obligations	—	181,548	—	—	181,548
GSE obligations	—	1,126,875	—	—	1,126,875
State or local housing agency obligations	—	22,971	—	—	22,971
Other non-MBS	—	263,574	—	—	263,574
GSE MBS - residential	—	6,337,552	—	—	6,337,552
Total available-for-sale securities	—	7,932,520	—	—	7,932,520
Derivative assets, net
Interest-rate related	—	254,163	—	(161,315)	92,848
Forward settlement agreements (TBAs)	160	—	—	(3)	157
Mortgage delivery commitments	—	6	—	—	6
Total derivative assets, net	160	254,169	—	(161,318)	93,011
Other assets	10,529	—	—	—	10,529
Total recurring assets at fair value	$10,689	$9,205,062	$—	$(161,318)	$9,054,433
Liabilities
Bonds[2]	$—	$(50,033)	$—	$—	$(50,033)
Derivative liabilities, net
Interest-rate related	—	(416,699)	—	359,403	(57,296)
Forward settlement agreements (TBAs)	(3)	—	—	3	—
Mortgage delivery commitments	—	(124)	—	—	(124)
Total derivative liabilities, net	(3)	(416,823)	—	359,406	(57,420)
Total recurring liabilities at fair value	$(3)	$(466,856)	$—	$359,406	$(107,453)

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

Fair Value on a Non-Recurring Basis

The Bank measures certain impaired mortgage loans held for portfolio and REO at level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. In the case of impaired mortgage loans, prior to December 31, 2013, the Bank estimated fair value based on historical loss severity rates incurred on sales or discounted cash flows. Effective December 31, 2013, the Bank estimates fair value based primarily on property values from an external pricing vendor. These values are further adjusted by the Bank to capture certain limitations in the estimation process and take into consideration estimated selling costs and expected PMI proceeds. In the case of REO, the Bank estimates fair value based on a current property value from the MPF Servicer or a broker price opinion adjusted for estimated selling costs and expected PMI proceeds.

The following table summarizes impaired mortgage loans held for portfolio and REO that were recorded at fair value as a result of a non-recurring change in fair value having been recorded in the quarter then ended (dollars in thousands):

	December 31,
	2013	2012
Impaired mortgage loans held for portfolio	$37,340	$48,995
Real estate owned	571	941
Total non-recurring assets	$37,911	$49,936

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

The following tables summarize the activity related to consolidated obligations for which the fair value option has been elected (dollars in thousands):

	For the Years Ended December 31,
Bonds	2013	2012	2011
Balance, beginning of period	$1,866,985	$2,694,687	$2,816,850
New bonds elected for fair value option	—	100,000	2,690,000
Maturities and terminations	(1,815,000)	(925,000)	(2,815,000)
Net (gains) losses on bonds held at fair value	(1,028)	(2,784)	5,077
Change in accrued interest	(924)	82	(2,240)
Balance, end of period	$50,033	$1,866,985	$2,694,687

	For the Years Ended December 31,
Discount Notes	2012	2011
Balance, beginning of period	$3,474,596	$—
New discount notes elected for fair value option	—	3,606,239
Maturities and terminations	(3,476,631)	(135,279)
Net (gains) losses on discount notes held at fair value	(1,403)	1,403
Change in unaccreted balance	3,438	2,233
Balance, end of period	$—	$3,474,596

For consolidated obligations recorded under the fair value option, the related contractual interest expense as well as the discount amortization on fair value option discount notes is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net gains (losses) on consolidated obligations held at fair value” in the Statements of Income. At December 31, 2013 and December 31, 2012, the Bank determined no credit risk adjustments for nonperformance were necessary to the consolidated obligations recorded under the fair value option. Concessions paid on consolidated obligations under the fair value option are expensed as incurred and recorded in other expense.

The following table summarizes the difference between the unpaid principal balance and fair value of outstanding bonds for which the fair value option has been elected (dollars in thousands):

	December 31,
	2013	2012
Unpaid principal balance	$50,000	$1,865,000
Fair value	50,033	1,866,985
Fair value over unpaid principal balance	$33	$1,985

Note 19 — Commitments and Contingencies

Joint and Several Liability. The 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At December 31, 2013 and 2012, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $698.5 billion and $645.1 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in thousands):

	December 31, 2013			December 31, 2012
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding	$4,260,563	$43,169	$4,303,732	$3,655,401
Standby bond purchase agreements outstanding	29,737	589,601	619,338	680,119
Commitments to purchase mortgage loans	29,651	—	29,651	96,220
Commitments to issue bonds	29,289	—	29,289	—
Commitments to issue discount notes	399,831	—	399,831	—
Other commitments	—	100,000	100,000	—

Standby Letters of Credit. Standby letters of credit are executed with members for a fee. A standby letter of credit is a financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2020. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $1.8 million and $1.5 million at December 31, 2013 and 2012.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at December 31, 2013 and 2012 is reported in “Note 18 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2016. At December 31, 2013 and 2012, the Bank had standby bond purchase agreements with four housing associates. During the years ended December 31, 2013, 2012, and 2011, the Bank was not required to purchase any bonds under these agreements. For the years ended December 31, 2013, 2012, and 2011, the Bank received fees for the guarantees that amounted to $2.0 million, $2.1 million, and $1.8 million. The estimated fair value of standby bond purchase agreements at December 31, 2013 and 2012 is reported in “Note 18 — Fair Value.”

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at December 31, 2013 and 2012 is reported in “Note 11 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Commitments to Issue Bonds and Discount Notes. At December 31, 2013, the Bank had commitments to issue $29.3 million of consolidated obligation bonds and $399.8 million of consolidated obligation discount notes. The Bank did not have any commitments to issue either consolidated obligation bonds or discount notes at December 31, 2012.

Lease Commitments. The Bank charged to operating expenses net rental costs of $1.3 million for each of the years ended December 31, 2013 and 2012 and $1.1 million for the year ended December 31, 2011.

Future minimum lease payments for premises and equipment at December 31, 2013 were as follows (dollars in thousands):

Year	Amount
2014	$1,132
2015	962
2016	869
2017	956
2018	956
Thereafter	7,648
Total	$12,523
Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.
Other Commitments. On December 30, 2013, the Bank entered into an agreement with the Iowa Finance Authority to purchase up to $100.0 million of taxable multi-family mortgage revenue bonds. The agreement expires on June 30, 2015. As of December 31, 2013, the Bank had purchased no bonds under this agreement.
As previously described in “Note 10 — Allowance for Credit Losses”, the FLA is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments with a PFI credit enhancement obligation was $87.3 million and $126.0 million at December 31, 2013 and 2012.

The Bank is contractually obligated to pay the FHLBank of Chicago a service fee for its participation in the MPF program. This service fee expense is recorded in other expense. Refer to “Note 21 — Activities with Other FHLBanks” for additional details.

In conjunction with its sale of certain mortgage loans to Fannie Mae through the FHLBank of Chicago in 2009, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $0.8 million by December 31, 2015 and $0.3 million by December 31, 2020. At December 31, 2013, the FHLBank of Chicago had not requested any indemnification payments from the Bank pursuant to this agreement.
Legal Proceedings. The Bank is not currently aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which it is a party or of which any of its property is the subject.

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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in thousands):

	December 31,
	2013		2012
	Amount	% of Total	Amount	% of Total
Interest-bearing deposits	$—	—	$239	7.4
Advances	614,566	1.4	587,643	2.3
Mortgage loans	94,163	1.5	83,227	1.2
Deposits	2,550	0.4	5,338	0.5
Capital stock	40,982	1.5	41,172	2.0

Business Concentrations

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At December 31, 2013, the Bank had the following business concentrations with stockholders (dollars in thousands):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[1]
Wells Fargo Bank, N.A.	$770,000	28.5	$19,000,000	$—	$14,470
Superior Guaranty Insurance Company[2]	60,130	2.2	—	1,477,856	—
Total	$830,130	30.7	$19,000,000	$1,477,856	$14,470

1	Represents interest income earned on advances during the year ended December 31, 2013.

2	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

At December 31, 2012, the Bank concluded that it did not have any business concentrations with stockholders.

Note 21 — Activities with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago for its participation in the MPF program. This service fee expense is recorded in other expense. For the years ended December 31, 2013, 2012, and 2011, the Bank recorded $2.6 million, $2.5 million, and $2.1 million in service fee expense to the FHLBank of Chicago.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The Bank did not loan any funds to other FHLBanks during the year ended December 31, 2012. The following table summarizes loan activity to other FHLBanks during the years ended December 31, 2013 and 2011 (dollars in thousands):

Other FHLBank	Beginning Balance	Advance	Principal Repayment	Ending Balance
2013
Atlanta	$—	$17,000	$(17,000)	$—

2011
Atlanta	$—	$1,000,000	$(1,000,000)	$—
Topeka	—	35,000	(35,000)	—
	$—	$1,035,000	$(1,035,000)	$—

The following table summarizes borrowing activity from other FHLBanks during the years ended December 31, 2013, 2012, and 2011 (dollars in thousands):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2013
Chicago	$—	$200,000	$(200,000)	$—
New York	—	200,000	(200,000)	—
Topeka	—	70,000	(70,000)	—
	$—	$470,000	$(470,000)	$—

2012
Chicago	$—	$125,000	$(125,000)	$—

2011
Atlanta	$—	$100,000	$(100,000)	$—
Chicago	—	140,000	(140,000)	—
Cincinnati	—	100,000	(100,000)	—
Dallas	—	50,000	(50,000)	—
Topeka	—	75,000	(75,000)	—
	$—	$465,000	$(465,000)	$—

At December 31, 2013 and 2012, none of the previous transactions were outstanding on the Bank's Statements of Condition.

Debt Transfers. The Bank may transfer debt from time to time in an effort to better match its projected asset cash flows or reduce its future interest costs. These transfers are accounted for in the same manner as debt extinguishments. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. During the year ended December 31, 2013, the Bank transferred $80.0 million and $70.0 million of par value bonds to the FHLBanks of San Francisco and Boston and recorded aggregate net losses of $13.9 million and $10.6 million through "Net losses on extinguishment of debt" in the Statements of Income. During the year ended December 31, 2012, the Bank transferred $380.0 million of par value bonds to the FHLBank of Boston and recorded aggregate net losses of $49.0 million through "Net losses on extinguishment of debt" in the Statements of Income. During the year ended December 31, 2011, the Bank did not transfer any debt to other FHLBanks.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
Selected Quarterly Financial Information
The following tables present a summary of our Statements of Condition (dollars in millions):

	2013
Statements of Condition	December 31,	September 30,	June 30,	March 31,
Investments[1]	$20,131	$12,336	$12,412	$15,895
Advances	45,650	45,787	26,513	24,802
Mortgage loans held for portfolio, gross	6,565	6,603	6,726	6,786
Allowance for credit losses	(8)	(14)	(15)	(15)
Total assets	73,004	65,063	46,022	47,926
Consolidated obligations
Discount notes	38,137	28,218	5,219	5,326
Bonds	30,195	32,227	36,817	38,146
Total consolidated obligations[2]	68,332	60,445	42,036	43,472
Mandatorily redeemable capital stock	9	13	15	11
Capital stock — Class B putable	2,692	2,690	2,069	1,970
Retained earnings	678	656	639	636
Accumulated other comprehensive income	87	73	86	147
Total capital	3,457	3,419	2,794	2,753

	2012
Statements of Condition	December 31,	September 30,	June 30,	March 31,
Investments[1]	$13,433	$15,377	$12,738	$14,146
Advances	26,614	25,831	26,561	26,608
Mortgage loans held for portfolio, gross	6,968	7,132	7,271	7,173
Allowance for credit losses	(16)	(16)	(17)	(18)
Total assets	47,367	48,659	46,938	48,345
Consolidated obligations
Discount notes	8,675	14,158	5,956	5,727
Bonds	34,345	30,108	36,396	38,482
Total consolidated obligations[3]	43,020	44,266	42,352	44,209
Mandatorily redeemable capital stock	9	10	10	7
Capital stock — Class B putable	2,063	2,024	2,064	2,074
Retained earnings	622	606	601	599
Accumulated other comprehensive income	149	168	150	131
Total capital	2,834	2,798	2,815	2,804

1	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and HTM securities.

2
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $766.8 billion, $720.7 billion, $704.5 billion, and $666.0 billion at December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013.

3
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $687.9 billion, $674.5 billion, $685.2 billion, and $658.0 billion at December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012.

The following tables present a summary of our Statements of Income (dollars in millions):

	For the Three Months Ended
	2013
Statements of Income	December 31,	September 30,	June 30,	March 31,
Net interest income	$58.4	$50.7	$50.7	$53.3
(Reversal) provision for credit losses on mortgage loans	(5.9)	—	—	—
Other (loss) income[1]	(3.7)	(3.4)	(19.7)	(7.7)
Other expense[2]	19.8	13.9	13.6	15.2
Assessments	4.1	3.3	1.7	3.1
Net income	36.7	30.1	15.7	27.3

	For the Three Months Ended
	2012
Statements of Income	December 31,	September 30,	June 30,	March 31,
Net interest income	$56.4	$59.3	$55.0	$69.9
Other (loss) income[1]	(6.5)	(22.7)	(17.7)	(2.4)
Other expense[2]	16.7	16.4	17.1	17.3
Assessments	3.3	2.1	2.0	5.0
Net income	29.9	18.1	18.2	45.2

1	Other (loss) income includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, and net losses on the extinguishment of debt.

2	Other expense includes, among other things, compensation and benefits, professional fees, contractual services, and gains and losses on REO.

Investment Portfolio Analysis
The following table summarizes the carrying value of our investment portfolio (dollars in millions):

	December 31,
	2013	2012	2011
Trading securities
Other U.S. obligations	$267	$309	$8
GSE obligations	55	64	64
Temporary Liquidity Guarantee Program debentures	—	—	1,007
Other[1]	263	295	286
Mortgage-backed securities
GSE - residential	433	477	—
Total trading securities	1,018	1,145	1,365
Available-for-sale securities
Other U.S. obligations	181	163	172
GSE obligations	1,127	556	557
State or local housing agency obligations	23	8	—
Temporary Liquidity Guarantee Program debentures	—	—	564
Other[2]	264	401	243
Mortgage-backed securities
GSE - residential	6,338	3,732	3,820
Total available-for-sale securities	7,933	4,860	5,356
Held-to-maturity securities
Certificates of deposit	—	—	340
GSE obligations	307	308	310
State or local housing agency obligations	72	88	102
Temporary Liquidity Guarantee Program debentures	—	—	1
Other[3]	1	2	1
Mortgage-backed securities
Other U.S. obligations - residential	5	8	11
Other U.S. obligations - commercial	2	3	3
GSE - residential	1,361	2,590	4,378
Private-label - residential	30	41	49
Total held-to-maturity securities	1,778	3,040	5,195
Interest-bearing deposits	2	3	6
Securities purchased under agreements to resell	8,200	3,425	600
Federal funds sold	1,200	960	2,115
Total investments	$20,131	$13,433	$14,637

1	Consists of taxable municipal bonds.

2	Consists of Private Export Funding Corporation and taxable municipal bonds.

3	Consists of an investment in a Small Business Investment Company.

The following table summarizes the carrying value and yield characteristics of our investment portfolio on the basis of remaining terms to contractual maturity at December 31, 2013 (dollars in millions):

	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Total
Trading securities
Other U.S. obligations	$—	$—	$37	$230	$267
GSE obligations	—	—	—	55	55
Other[1]	—	—	149	114	263
Mortgage-backed securities
GSE - residential	—	—	356	77	433
Total trading securities	—	—	542	476	1,018
Yield on trading securities	—%	—%	2.81%	3.65%
Available-for-sale securities
Other U.S. obligations	—	—	143	38	181
GSE obligations	10	1,056	61	—	1,127
State or local housing agency obligations	—	—	—	23	23
Other[2]	—	—	136	128	264
Mortgage-backed securities
GSE - residential	—	—	3,432	2,906	6,338
Total available-for-sale securities	10	1,056	3,772	3,095	7,933
Yield on available-for-sale securities	3.29%	2.06%	3.19%	1.51%
Held-to-maturity securities
GSE obligations	—	—	—	307	307
State or local housing agency obligations	—	—	—	72	72
Other[3]	—	1	—	—	1
Mortgage-backed securities
Other U.S. obligations - residential	—	1	—	4	5
Other U.S. obligations - commercial	—	—	2	—	2
GSE - residential	—	—	—	1,361	1,361
Private-label - residential	—	—	—	30	30
Total held-to-maturity securities	—	2	2	1,774	1,778
Yield on held-to-maturity securities	—%	0.83%	0.84%	2.88%
Total investment securities	10	1,058	4,316	5,345	10,729
Interest-bearing deposits	1	1	—	—	2
Securities purchased under agreements to resell	8,200	—	—	—	8,200
Federal funds sold	1,200	—	—	—	1,200
Total investments	$9,411	$1,059	$4,316	$5,345	$20,131

1	Consists of taxable municipal bonds.

2	Consists of Private Export Funding Corporation and taxable municipal bonds.

3	Consists of an investment in a Small Business Investment Company.

At December 31, 2013, we had investments with a carrying value greater than 10 percent of our total capital with the following issuers (excluding GSEs and U.S. Government agencies) (dollars in millions):

	Carrying Value	Fair Value
Barclays Bank PLC	$1,000	$1,000
Goldman Sachs & Company	1,750	1,750
Merrill Lynch	561	561
Nomura Securities International, Inc.	1,200	1,200
TD Securities (USA) LLC	1,200	1,200
Total	$5,711	$5,711

Loan Portfolio Analysis
The following table presents supplemental information on our mortgage loans held for portfolio (dollars in thousands):

	December 31,
	2013	2012	2011	2010	2009
Past due 90 days or more and still accruing interest[1]	$9,645	$5,292	$4,427	$4,675	$5,306
Non-accrual mortgage loans[2]	$71,221	$88,992	$97,477	$111,064	$102,028
Allowance for credit losses
Balance, beginning of year	$15,793	$18,963	$13,000	$1,887	$500
Charge-offs[3]	(1,871)	(3,170)	(3,192)	(1,005)	(88)
(Reversal) provision for credit losses on mortgage loans	(5,922)	—	9,155	12,118	1,475
Balance, end of year	$8,000	$15,793	$18,963	$13,000	$1,887
Non-accrual mortgage loans
Gross interest income that would have been recorded based on original terms during the year	$3,044
Interest actually recognized into net income during the year	—
Interest shortfall	$3,044

1	Represents government-insured mortgage loans that are 90 days or more past due.

2	Represents conventional mortgage loans that are 90 days or more past due and troubled debt restructurings.

3	The ratio of charge-offs to average mortgage loans outstanding was one percent or less for the years ended December 31, 2013, 2012, 2011, 2010, and 2009.

Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following table summarizes our short-term borrowings for the years ended December 31, 2013, 2012, and 2011 (dollars in millions):

	Discount Notes			Bonds
	2013	2012	2011	2013	2012	2011
Outstanding at end of the period	$38,137	$8,675	$6,810	$14,500	$14,375	$8,785
Weighted-average rate at end of the period	0.10%	0.13%	0.09%	0.10%	0.19%	0.19%
Daily-average outstanding for the period	$15,442	$8,839	$7,104	$17,423	$9,725	$4,414
Weighted-average rate for the period	0.09%	0.13%	0.09%	0.13%	0.19%	0.19%
Highest outstanding at any month-end	$38,137	$14,158	$12,151	$22,200	$14,375	$9,035

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our president and chief executive officer (CEO) and chief financial officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

Management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) with the participation of the president and CEO and CFO as of the end of the annual period covered by this report. Based on that evaluation, the president and CEO and the CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2013.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework established in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on our assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2013.
Additionally, our internal control over financial reporting as of December 31, 2013 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers, LLP (PwC). Refer to “Item 8. Financial Statements and Supplementary Data — Audited Financial Statements” for their audit report.
Changes in Internal Control over Financial Reporting
For the fourth quarter of 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our Board is comprised of Member Directors elected by our member institutions on a state-by-state basis and Independent Directors elected by a plurality of our members. Our Board currently includes nine Member Directors and six Independent Directors, two of which serve as public interest directors. Under the FHLBank Act, the only matters submitted to shareholders for votes are (i) the annual election of our Directors and (ii) any proposed agreement to merge with one or more FHLBanks. Finance Agency regulations require all of our Directors to be elected by our members. No member of management may serve as a director of an FHLBank.
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
The table below shows membership information for the Bank’s Board of Directors at February 28, 2014:

				Expiration of
				Current Term As
		Member or		Director as of	Board
Director	Age	Independent	Director Since	December 31	Committees
Dale E. Oberkfell (chair)	58	Member	January 1, 2007	2017	a, c, f
Eric A. Hardmeyer (vice chair)	54	Member	January 1, 2008	2014	a, c, e
Johnny A. Danos	74	Independent	May 14, 2007	2014	b, g
Gerald D. Eid*	73	Independent	January 23, 2004	2014	d, f
Michael J. Finley	58	Member	January 1, 2005	2014	b, c
Van D. Fishback	67	Member	January 1, 2009	2016	a, d, e
Chris D. Grimm	55	Member	January 1, 2010	2015	a, d, f
Teresa J. Keegan	51	Member	January 1, 2012	2015	b, c
John F. Kennedy, Sr.*	58	Independent	May 14, 2007	2016	a, b, g
Ellen Z. Lamale	60	Independent	January 1, 2012	2015	a, c, e
Paula R. Meyer	59	Independent	May 14, 2007	2016	a, f, g
John P. Rigler II	62	Member	January 1, 2013	2016	e, g
John H. Robinson	63	Independent	May 14, 2007	2015	a, d, f
Joseph C. Stewart III	44	Member	January 1, 2008	2017	b, d
Kevin J. Swalley	57	Member	January 1, 2014	2017	e, g

a)	Executive and Governance Committee

b)	Audit Committee

c)	Risk Committee

d)	Mission, Member, and Housing Committee

e)	Finance and Planning Committee

f)	Human Resources and Compensation Committee (Compensation Committee)

g)	Business Operations and Technology Committee

*	Public Interest Independent Director

The following describes the principal occupation, business experience, qualifications, and skills, among other matters of the 15 directors who currently serve on our Board of Directors. Except as otherwise indicated, each Director has been engaged in the principal occupation indicated for at least the past five years.
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
Eric A. Hardmeyer, the Board's vice chair, joined the Bank of North Dakota in 1985 and served as senior vice president of lending before becoming president and CEO in 2001. Mr. Hardmeyer serves on the board of trustees of the Bismarck-Mandan Chamber of Commerce Foundation and Missouri Valley YMCA. He previously chaired the North Dakota Bankers Association. Mr. Hardmeyer's position as an officer of a member institution and his involvement in and knowledge of economic development, accounting, auditing, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. Mr. Hardmeyer also serves as vice chair of the Executive and Governance Committee.
Johnny A. Danos has served as Director of Strategic Development for LWBJ Financial in West Des Moines, Iowa since 2008. LWBJ's seasoned team of professionals provides traditional CPA services, business consulting, estate and succession planning, mergers and acquisitions, financing strategies, and capital solutions. For more than 10 years, Mr. Danos was president of the Greater Des Moines Community Foundation in Des Moines, Iowa. He is the retired managing partner of the accounting firm of KPMG located in Des Moines, Iowa, and has more than 30 years of public accounting experience serving commercial, retail, and financial institutions. He serves on the board of directors of Casey's General Stores and Wright Tree Service. Mr. Danos’ involvement and experience in auditing, accounting, and organizational management, as indicated by his background, support his qualifications to serve as an Independent Director on our Board of Directors. Mr. Danos also serves as vice chair of the Business Operations and Technology Committee.
Gerald D. Eid has served as CEO of Eid-Co Buildings, Inc. in Fargo, North Dakota, since 1973. A second-generation builder, Mr. Eid has been in the building business for more than 40 years. Founded in 1951, Eid-Co Buildings, Inc. is one of the largest single-family home builders in North Dakota. Mr. Eid has served as a member of the North Dakota Housing Finance Agency Advisory Board since 1998 and is currently its chair. He also represented North Dakota on the executive committee of the National Association of Homebuilders. Mr. Eid's involvement and experience in representing community interests in housing as well as housing finance, as indicated by his background, support his qualifications to serve as a public interest Independent Director on our Board of Directors. Mr. Eid also serves as vice chair of the Compensation Committee.
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
Van D. Fishback is vice chair of First Bank & Trust in Brookings, South Dakota. Mr. Fishback joined First Bank & Trust in 1972 and previously served as its president and CEO. Mr. Fishback is also the vice chair of Fishback Financial Corporation, one of South Dakota's largest privately held bank holding companies. Mr. Fishback is a licensed attorney and has been a member of the South Dakota bar since 1972. Mr. Fishback's position as an officer of a member institution and his involvement in and knowledge of financial management, community development, and the law, as indicated by his background, support his qualifications to serve on our Board of Directors. Mr. Fishback also serves as chair of the Finance and Planning Committee.

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
Teresa J. Keegan has served since 2002 as the senior vice president and CFO of Fidelity Bank in Edina, Minnesota. Ms. Keegan has over 25 years of financial management experience, including 19 years as a CFO in various financial institutions. Ms. Keegan is currently active in several peer groups, has served on the board of the Minnesota Bankers Association Insurance and Services, Inc., and previously chaired the Minnesota Bankers Association Operations and Technology Committee. Her position as an officer of a member institution and her involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve on our Board of Directors. Ms. Keegan also serves as vice chair of the Risk Committee.
John F. Kennedy, Sr. has served since 2012 as executive vice president and CFO for the St. Louis Equity Fund, Inc. in St. Louis, Missouri. St. Louis Equity Fund, Inc. invests in affordable rental housing developments financed through corporate and bank investment and in cooperation with federal, state, and local governments. Mr. Kennedy has been with the St. Louis Equity Fund, Inc. since 1998 and has more than 30 years of experience in affordable rental housing development and financing, residential homebuilding, public accounting, auditing, financial management, and representing low income individuals and families through the St. Louis Equity Fund, Inc. and the Gateway Community Development Fund, Inc., a certified CDFI. Mr. Kennedy’s involvement in and knowledge of accounting, auditing, financial management, and representing community interests in housing, as indicated by his background, support his qualifications to serve as a public interest Independent Director on our Board of Directors. Mr. Kennedy also serves as chair of the Audit Committee.
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
Paula R. Meyer has over 30 years of senior executive experience in the financial services industry including marketing, operations, and management of mutual funds, investments, and insurance companies. She retired in 2006 as president of the mutual fund and certificate businesses at Ameriprise Financial and has focused on board service since 2007. Prior to that, Ms. Meyer was president of Piper Capital Management. She also serves on the board of directors of Mutual of Omaha in Omaha, Nebraska, First Command Financial Services in Fort Worth, Texas, and is board chair emeritus of Luther College in Decorah, Iowa. Ms. Meyer's involvement in and knowledge of risk management, marketing, and financial management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. Ms. Meyer also serves as chair of the Business Operations and Technology Committee.
John P. Rigler II has served as chairman, president, and CEO of State Bank since 2005. Mr. Rigler has been in the banking industry for 40 years and has experience in correspondent banking, trusts and investments, mergers and acquisitions, and government relations, including lobbying efforts with the Iowa Legislature. He has also been active in economic development in Iowa for more than 20 years. Currently, Mr. Rigler is serving as Chairman of Iowa Community Development, L.C. (ICD). He assisted ICD with a tax credit application and received $200 million in new market tax credits. Mr. Rigler's position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. Mr. Rigler also serves as vice chair of the Finance and Planning Committee.
John H. Robinson has served as chairman of Hamilton Ventures, LLC, a consulting and investment company in Kansas City, Missouri since 2004. Mr. Robinson is an engineer with international experience as chairman of EPCglobal Ltd in Sheffield, England, from 2003 to 2004, and executive director of Amey Plc in London, England, from 2000 to 2002. He was managing partner and vice chairman of Black & Veatch, Inc. from 1989 to 2000. He serves on the board of directors of Olsson Associates, Alliance Resources MLP, and Coeur Mining. Mr. Robinson's involvement in and knowledge of financial management, project development, and organizational management, as indicated by his background, support his qualifications to serve as an Independent Director on our Board of Directors. Mr. Robinson also serves as chair of the Compensation Committee.

Joseph C. Stewart III has served as chairman of the board of BancStar, Inc., a three-bank holding company in St. Louis, Missouri, and as CEO and director of Bank Star in Pacific, Missouri since 2004. In addition, Mr. Stewart has worked in various other capacities since joining the Bank Star Companies in 1994 and also serves as CEO and director for Bank Star One in Fulton, Missouri and Bank Star of the BootHeel in Steele, Missouri. Mr. Stewart has held board positions for several organizations including the Missouri Bankers Association and the Missouri Independent Bankers Association and is currently serving on the government relations committee of the American Bankers Association. Mr. Stewart's position as an officer of a member institution and his knowledge of accounting, risk management, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. Mr. Stewart also serves as vice chair of the Mission, Member, and Housing Committee.
Kevin J. Swalley has served as chairman and CEO of GNB Bank of Grundy Center, Iowa and Ackley State Bank of Ackley, Iowa. Mr. Swalley is also the president, CEO, and chairman of GNB Bancorporation, located in Grundy Center and has spent his entire banking career of nearly 30 years with this organization. Prior to joining GNB Bank, he was employed by Grundy County REC, Mosebach, Griffith & Company, and United Suppliers. He is a licensed certified public accountant (CPA). Mr. Swalley also serves on the board of directors for Iowa Bankers Insurance Services, Shazam, Inc. Grundy Center Development Corporation and UnityPoint Health/Allen Hospital, where he serves as vice chair. Mr. Swalley has held board positions for numerous financial organizations. His position as an officer of a member institution and involvement in and knowledge of accounting, risk management, and financial management, as indicated by his background, support Mr. Swalley's qualifications to serve on our Board of Directors.
Executive Officers
The following persons currently serve as executive officers of the Bank:

			Position Held
Executive Officer	Age	Position Held	Since
Richard S. Swanson	63	President and Chief Executive Officer	June 2006
Steven T. Schuler	62	Executive Vice President and Chief Financial Officer	September 2006
Daniel D. Clute	48	Executive Vice President and Chief Business Officer	October 2012
Dusan Stojanovic	54	Executive Vice President and Chief Risk Officer	February 2010
Nancy L. Betz	55	Senior Vice President and Director of Human Resources	September 2007
Mary L. Cecola	50	Senior Vice President and Chief Business Technology Officer	October 2012
George L. Crowley	65	Senior Vice President and Director of Credit and Mortgage Sales	September 2007
Ardis E. Kelley	46	Senior Vice President and Chief Accounting Officer	June 2012
Aaron B. Lee	41	Senior Vice President, General Counsel, and Corporate Secretary	March 2013
Kelly E. Rasmuson	51	Senior Vice President and Director of Internal Audit	September 2007
William R. Bemis	35	Vice President and Treasurer	May 2013
Joelyn R. Jensen-Marren	48	Vice President and Director of Portfolio Strategy	March 2008

Richard S. Swanson has served as the Bank's president and CEO since June of 2006. Mr. Swanson joined the Bank following a career in bank management, corporate and financial law practice, and public service based in Seattle, Washington. From 2004 to 2006, he advised companies in the areas of corporate governance and finance, banking law, and SEC regulation as a principal of the law firm of Hillis, Clark, Martin & Peterson. From 1990 to 2003, Mr. Swanson was CEO and a director of HomeStreet Bank. He also served the FHLBank of Seattle as a member director from 1998 to 2003 and as vice chair from 2002 to 2003. Throughout his career, Mr. Swanson has been a director of public and private companies, as well as non-profit organizations and industry associations. He is recognized as a Board Leadership Fellow by the National Association of Corporate Directors, and currently serves on the Board of Directors of the FHLBanks' Office of Finance and, by appointment of the U.S. Department of the Treasury, as director and chair of the Financing Corporation (FICO). Mr. Swanson received his undergraduate degree from Harvard College, was a Marshall Scholar at Cambridge University and earned his law degree from Stanford Law School.

Steven T. Schuler has served as executive vice president and CFO since September of 2006. In his role, Mr. Schuler has management responsibility for accounting and financial reporting, information technology, and business process management. Prior to joining the Bank, Mr. Schuler served in various accounting and financial management positions in the commercial banking and wireless technology industries. From 2001 to 2006, Mr. Schuler served as CFO, treasurer, and secretary for Iowa Wireless Services, Inc. From 1977 to 2001, Mr. Schuler had a long career with Brenton Banks, Inc., a publicly traded regional commercial banking company which was sold to Wells Fargo in 2001. He served in various capacities eventually serving as corporate senior vice president, CFO, secretary, and treasurer. Throughout his career, Mr. Schuler has served on the boards of various non-profit, public service, and industry association organizations. Mr. Schuler currently serves as a board member and prior chair of the Iowa State University Foundation. Mr. Schuler received a Bachelor’s degree in Accounting from Iowa State University and holds a CPA certificate from the State of Iowa.

Daniel D. Clute has been executive vice president and chief business officer (CBO) since October of 2012. Mr. Clute is responsible for the Bank's credit sales, communications, community investment, external relations, and member financial services. He joined the bank in August 2011 as senior vice president and director of communications and external relations. Prior to joining the Bank, his career included senior roles in treasury, corporate finance, public relations, and public service. From 2007 to 2011, he served as vice president and treasurer of Wells Fargo Financial, Inc., a unit of Wells Fargo & Company, where he was responsible for funding, treasury operations, and asset-liability management for the international finance company. From 2000 to 2007, Mr. Clute served in several roles at Citigroup, including the senior finance and administrative officer for a Citi Cards operations center and the state director of public affairs for Citigroup businesses in Iowa. From 1989 to 2000, he served in various management roles in the Wells Fargo Financial, Inc. Treasury Operations Department. Mr. Clute served as an elected member of the Iowa House of Representatives from 2007 to 2009 and prior to that was an elected member of the Clive, Iowa, City Council from 2002 to 2007. He also has a long history of non-profit board of director leadership, including his current position as immediate past president of the board of directors of Habitat for Humanity of Iowa, Inc. He was appointed by the governor of Iowa in 2012 to a four-year term on the Board of Directors of the Iowa Student Loan Liquidity Corporation. Mr. Clute received his undergraduate and MBA degrees from the University of Iowa in 1988 and 1989, respectively.

Dusan Stojanovic has been with the Bank since March of 2008 and is currently serving as executive vice president and CRO, a position he has held since February 2010. Mr. Stojanovic joined the Bank as a Financial Risk Officer in March 2008. He has management responsibility for enterprise risk management, including credit risk, market risk, operational risk, and model risk. Prior to joining the Bank, Mr. Stojanovic held a variety of regulatory risk management and model validation positions with the Federal Reserve Bank of Chicago from 2006 to 2008, Federal Reserve Bank of Richmond from 2005 to 2006, and Federal Reserve Bank of St. Louis from 1995 to 2003. From 2003 to 2004, Mr. Stojanovic served as the vice governor for banking supervision at the National Bank of Serbia. Mr. Stojanovic received his undergraduate degree in Economics from the University of Belgrade and his M.A. and Ph.D. degrees in Economics from Washington University in St. Louis, Missouri. He also holds the Chartered Financial Analyst (CFA) designation from the CFA institute.

Nancy L. Betz has been with the Bank since April of 2004 and is currently serving as senior vice president and director of human resources. Ms. Betz joined the Bank as director of human resources and became senior vice president in September of 2007. Ms. Betz has management responsibility for the Human Resources Department. Prior to joining the Bank, she worked as director of human resources at Wells Fargo Home Mortgage and DuPont Pioneer. During her tenure at DuPont Pioneer, she held a variety of positions, including global human resources for the sales and marketing division and corporate learning and development responsibilities. Her leadership responsibilities have involved aligning human capital and workforce strategies with the business strategy. Ms. Betz received her undergraduate degree in Business Management and M.S. from Drake University.

Mary L. Cecola has been senior vice president and chief business technology officer (CBTO) since she joined the Bank in October of 2012. Ms. Cecola has management responsibility for the Information Technology Department. Prior to joining the Bank, Ms. Cecola worked as the global chief information officer at Deutsche Bank in Chicago, Illinois. During her tenure at Deutsche Bank, she had national and international information technology responsibilities. Her leadership experience includes global technology, strategy, governance, operations, asset management, mutual fund investments and business technology solutions. Ms. Cecola received her undergraduate degree as well as her M.S. from Northern Illinois University.

George L. Crowley has been with the Bank since November of 1980 and is currently serving as senior vice president and director of credit and mortgage sales, a position he has held since September of 2007. Previously, he was vice president of credit and mortgage sales and began his career at the Bank as the manager of the regional office in Saint Louis, Missouri. Mr. Crowley has management responsibility for the Credit Sales Department, which has primary responsibility to recruit membership, promote product usage and maintain member relations. Prior to joining the Bank, Mr. Crowley worked in the correspondent division of First National Bank in St. Louis, Missouri. His previous experience also includes working as a system engineer for Nixdorf Computer. Mr. Crowley received his undergraduate degree from Saint Louis University and also graduated from the Graduate School of Banking in Madison, Wisconsin.

Ardis E. Kelley has been senior vice president and chief accounting officer since she joined the Bank in June of 2012. Ms. Kelley has management responsibility for the Accounting Department. Prior to joining the Bank, Ms. Kelley worked as assistant vice president of accounting and reporting at CNA Insurance in Chicago, Illinois. Previous experience includes senior manager of transaction support and accounting policy at Accenture in Chicago, Illinois as well as accounting and audit positions in Cedar Rapids, Iowa, New York City, New York and Los Angeles, California. Ms. Kelley received her undergraduate degree in psychology and linguistics from the University of California, Los Angeles and a M.A. degree from the University of Southern California.

Aaron B. Lee joined the Bank in August of 2005 as associate general counsel and became senior vice president, general counsel and corporate secretary in March of 2013. In this role, he has direct responsibility for the Legal and Compliance Department. Prior to joining the Bank, Mr. Lee worked in private practice as an associate attorney with the law firm of Harris, Mericle & Wakayama PLLC in Seattle, Washington. He received his undergraduate degree from the University of Iowa and his Juris Doctor degree from DePaul University College of Law in Chicago, Illinois.

Kelly E. Rasmuson joined the Bank in September of 2006 as director of internal audit and became senior vice president in September of 2007. Mr. Rasmuson has management responsibility for the Internal Audit Department. Prior to joining the Bank, Mr. Rasmuson held positions of increasing responsibility with the internal audit and mergers and acquisition teams at Principal Financial Group in Des Moines, Iowa from 1997 to 2006. Before moving to Iowa, he worked in a variety of positions at several companies in Columbus, Ohio, including audit roles with the accounting firm Coopers & Lybrand. Mr. Rasmuson received his undergraduate degree from the University of Northern Iowa and his MBA from Xavier University. He is also a Certified Internal Auditor and CPA.

William R. Bemis has been vice president and treasurer since he joined the Bank in May of 2013. Mr. Bemis has management responsibility for the Treasury Department. Prior to joining the Bank, Mr. Bemis worked in securitized product research and portfolio management at AmerUs Capital Management and Aviva Investors, in Des Moines, Iowa. During his tenure at AmerUs and Aviva, he held a variety of capital market positions, most recently as vice president and senior portfolio manager of securitized products. Mr. Bemis received his undergraduate degree in finance from the University of Nebraska and his MBA degree from the University of Iowa. He holds the CFA designation, and is a member of the CFA Society of Iowa.

Joelyn R. Jensen-Marren has been with the Bank since April of 1999 and is currently serving as vice president and director of portfolio strategy, a position she has held since March of 2008. Ms. Jensen-Marren has management responsibility for the Portfolio Strategy Department. Previously, she held a number of different roles in market risk management from 1999 to 2007 at the Bank, including interim financial risk officer in 2007. Prior to joining the Bank, Ms. Jensen-Marren was the investment portfolio manager at RBC-Centura in North Carolina from 1997 to 1999. From 1991 to 1997, she held various roles in investment portfolio management at CoBank, a member of the Federal Farm Credit System in Colorado. Ms. Jensen-Marren received an undergraduate degree from Iowa State University and her M.S. degree in finance from the University of Colorado.

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

Audit Committee
The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its review and oversight responsibilities for (i) the integrity of the Bank's financial statements and financial reporting process and systems of internal accounting and financial reporting controls, (ii) the independence, scope of audit services, and performance of the Bank's internal audit function as well as the appointment or replacement of the Bank's chief audit executive, (iii) the selection and replacement, qualifications, independence, scope of audit, and performance of the Bank's external auditor, (iv) the Bank's compliance with laws, regulations and policies, including the Code of Ethics, as applicable to the Committee's duties and responsibilities, (v) the procedures for complaints regarding questionable accounting, internal accounting controls, and auditing matters, and oversight of fraud investigations, and (vi) the Bank's and Audit Committee's compliance with the Finance Agency's Examination Guidance for the examination of accounting practices. The Audit Committee has adopted a charter outlining its roles and responsibilities, which is available on our website at www.fhlbdm.com. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC. The members of our Audit Committee for 2014 are John Kennedy (chair), Michael Finley (vice chair), Johnny Danos, Teresa Keegan, and Joseph Stewart. The Audit Committee held a total of seven in-person meetings and six telephonic meetings in 2013. As of February 28, 2014, the Audit Committee has held one in-person meeting and one telephonic meeting and is scheduled to hold five in-person meetings and three telephonic meetings throughout the remainder of 2014. Refer to Exhibit 99.1 of this 2013 Annual Report for the Audit Committee Report.
Audit Committee Financial Expert
Our Board of Directors determined that the following members of its Audit Committee qualify as audit committee financial experts under Item 407(d)(5) of Regulation S-K: John Kennedy and Johnny Danos. Refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence” for details on our director independence. For information concerning the experience through which these individuals acquired the attributes required to be deemed financial experts, refer to the biographical information in this Item 10.

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

ii.
Elements of Executive Compensation - provides a discussion of each element of compensation payable to our named executive officers (NEOs), comprised of our President and CEO (President), CFO, CRO, CBO, CBTO and former Chief Capital Markets Officer (CCMO), and provides greater detail on our approach, structure, and practices with regard to executive compensation.

iii.	Finance Agency Oversight - Executive Compensation - provides detail on the Finance Agency regulations relating to executive compensation.

iv.
Roles and Responsibilities of the Compensation Committee and Management in Establishing Executive Compensation - provides detail on the role of the Compensation Committee and management in making executive compensation decisions and explains why we determined executive compensation payouts in 2013 were appropriate.

v.	Analysis Tools the Compensation Committee Uses - provides detail on how the Compensation Committee utilizes information and tools to arrive at executive compensation decisions.

vi.	Compensation Decisions in 2013 - describes the compensation paid and the benefits made available to our NEOs during 2013.

vii.	Benefits and Retirement Philosophy - provides detail on the retirement programs offered to NEOs.

viii.	Potential Payments upon Termination or Change in Control - provides information on the termination payments and benefits that would be payable to each NEO, as applicable.

ix.	Director Compensation - provides detail on the compensation paid to the members of our Board of Directors in 2013 and the director fee schedule for 2014.

x.
Compensation Committee Report - outlines the Compensation Committee's recommendation to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Compensation Philosophy

Our compensation philosophy, practices, and principles are an important part of our business strategy. Our philosophy assists us in attracting, retaining and engaging employees with the skills and talent we need to create and implement strategies necessary to demonstrate value for our members, which is critical to our long-term success. Our executive compensation practices provide a framework to ensure an appropriately balanced approach to compensation through a combination of base salary, benefits, and annual and deferred cash incentive awards. Although we refine our compensation programs as economic conditions and competitive practices change, we strive to maintain consistency in our philosophy and approach with respect to executive compensation.

We believe our current employees and those individuals in our potential talent pool are highly marketable and can be attracted to opportunities across a broad spectrum of U.S. financial services businesses. Our competition for talent primarily includes FHLBanks, commercial banks, and other financial services companies, such as insurance companies.

We have designed our incentive opportunities to motivate our NEOs to achieve our objectives for delivering value to our members, as customers and as shareholders, without taking undue risk.

Our executive compensation program is designed to do the following:

i.	Attract, reward, retain and engage experienced, highly-qualified executive management employees critical to our long-term success and enhancement of our member value.

ii.	Link executive compensation to Bank performance and individual performance while monitoring the Bank's exposure to risk.

iii.
Structure our total compensation package for NEOs so that it consists of a balance of competitive annual base pay and incentive pay that includes a deferral of 50 percent of the total incentive award into future periods and is earned only upon satisfaction of a long-term performance goal. Thus, a deferred payout calibrated to the long-term value of the Bank, as measured by our EVCS, is a critical component of our compensation. This approach aligns with the principles for executive compensation required by the Finance Agency.

In 2013, the value of our executive compensation philosophy implemented with our NEOs provided competitive compensation that was largely linked to the achievement of short and long-term objectives of the Bank and our individual NEOs performance.

For more information on our EVCS, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Capital Adequacy — Economic Value of Capital Stock."

Elements of Executive Compensation

Our executive compensation program is comprised of the following elements: (i) base salary, (ii) an incentive plan (IP) that generally includes a 50 percent annual cash award and a 50 percent deferral of the incentive award, (iii) retirement benefits, (iv) health and welfare benefits, (v) the potential for payments in the event of termination, and (vi) limited perquisites. The following discussion provides more detail for each of these elements.

BASE SALARY

Base salary is a fixed component of our NEOs' total compensation that is intended to provide a level of compensation necessary to attract and retain highly-qualified executives. The Compensation Committee and/or certain executive management, where appropriate, review the level of base salaries annually and approve and recommend adjustments to base salaries for our NEOs.

Each NEO's minimum base salary is established by their respective employment agreement with us except for the CBTO. The CBTO does not have an employment agreement with us and her base salary is established based upon the recommendation of the CFO. For further information regarding base salary and the terms of the employment agreements, see the narrative discussion following the "Summary Compensation Table" in this Item 11.

INCENTIVE PLAN

In December 2012, the Compensation Committee approved our 2013 IP effective January 1, 2013. The IP includes an annual cash incentive and a deferred cash incentive. Under the IP, our NEOs, except the CBTO, are required to defer 50 percent of their total cash incentive for three years following the end of the performance plan period. The CBTO is required to defer 35 percent of her total cash incentive. The 2013 deferred opportunities are payable in 2017. The deferred awards are not finally earned until completion of the respective performance periods and are subject to the quarterly average of our EVCS in 2016 and approvals by the Compensation Committee and Board of Directors in 2017. We believe tying the amount of the final awards to the level of our EVCS ensures that our participating NEOs continue to operate the Bank in a profitable, prudent manner without taking unnecessary or excessive risk. It also discourages our NEOs from taking short-term measures in 2013 that could negatively impact longer-term Bank performance.

On March 19, 2013, we received a non-objection letter from the Finance Agency for our 2013 IP. The IP had previously been approved by our Board of Directors, subject to the Finance Agency's non-objection. The incentive awards for 2013 were based on objective quantitative and qualitative factors tied to bank-wide goals that were focused on our strategic imperatives of strengthening our partnership with members and a disciplined pursuit of long-term business performance (Part I Goals), as well as on other factors derived from individual and/or team achievement of objectives aimed at improving the Bank's performance and service to its shareholding members (Part II Goals). The Part II Goals were linked to our 2013 Strategic Business Plan and the NEO's individual responsibilities.

For additional information about our Part I and Part II Goals, see “Establishment of Performance Measures for the IP ” in this Item 11. For more information relating to estimated IP awards, see “Components of 2013 Non-Equity Incentive Plan Compensation" in this Item 11.

RETIREMENT BENEFITS

Our NEOs participate in the Pentegra Defined Benefit Plan for Financial Institutions (DB Plan) and/or the Pentegra Defined Contribution Plan for Financial Institutions (DC Plan) to the same extent as our other employees. In addition, all of our NEOs, except the CBTO, participate in our Third Amended and Restated Benefit Equalization Plan (BEP), which is a non-qualified plan that allows them to receive amounts they would have been entitled to receive under the DB Plan and/or the DC Plan had the plans not been subject to Internal Revenue Code contribution limitations. NEOs hired on or after January 1, 2011 are not eligible to participate in the DB Plan or the defined benefit component of the BEP. However, they are eligible to receive an additional Bank contribution of eligible compensation to the DC Plan at the end of each calendar year.

HEALTH AND WELFARE BENEFITS

Our NEOs are eligible for the same medical, dental, life insurance, and other benefits available to our full-time employees.

PAYMENTS IN THE EVENT OF TERMINATION

The employment agreements we entered into with certain of our NEOs governed their compensation for 2013 and provide for payments in the event of termination based on certain triggering events. For additional details, see "Potential Payments Upon Termination or Change in Control" in this Item 11.

PERQUISITES

Our NEOs, except the CBTO, are eligible to receive perquisites in the form of financial planning assistance. In addition, our President receives a monthly car allowance. These perquisites are provided as a convenience associated with the NEOs overall duties and responsibilities and are consistent with the results of the survey data reviewed by the Compensation Committee.

Finance Agency Oversight - Executive Compensation

Beginning in November of 2008, the FHLBanks were directed to provide all compensation actions affecting their five most highly compensated officers to the Finance Agency for prior review.

Section 1113 of the Housing Act amended the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (Housing Enterprises Act) and requires the Director of the Finance Agency to prohibit any FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities.

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

On April 14, 2011, the Finance Agency issued a proposed rule along with six other federal financial regulators that could impose additional requirements and restrictions on incentive compensation arrangements.

On January 28, 2014, the Finance Agency issued a final rule, effective February 27, 2014, that affirmed the interim final rule promulgated by the Finance Agency on May 6, 2013. The final rule implements Section 1113 of the Housing Act and continues the requirement that the Director of the Finance Agency approve any agreements or contracts of executive officers that provide compensation in connection with termination of employment to determine if the FHLBanks overall compensation of executives is reasonable and comparable. The final rule also ensures that the FHLBanks comply with processes used by the Finance Agency in its oversight of executive compensation. A final rule on amending the Finance Agency's rule on golden parachute payments was also issued by the Finance Agency on this date.

Roles and Responsibilities of the Compensation Committee and Management in Establishing Executive Compensation

The Compensation Committee, with the assistance of our President, approves and recommends to the Board of Directors all compensation decisions for our NEOs, except the CBTO, whose base salary is recommended by the CFO and approved by the President. Our President makes recommendations to the Compensation Committee concerning all elements of compensation for our NEOs. Throughout the year, our President and Compensation Committee review, on an informal basis, the performance of our NEOs, future management changes, and other matters relating to compensation. Any employment or severance agreement for our President is also approved by the Board of Directors.

Throughout the year, the Board of Directors reviews our Part I Goals and achievement levels. When final numbers for a calendar year are determined, the Compensation Committee reviews the performance results to determine the level of performance that has been achieved for purposes of making compensation decisions for our NEOs. The Compensation Committee also determines the compensation awards tied to our Part II Goals for our President and approves them for our other NEOs, except the CBTO, based on recommendations made by our President. The CBTO's Part II Goals are recommended by the CFO and approved by the President. Our Compensation Committee recommends the Part I and Part II incentive awards to the Board of Directors for their approval.

Merit increases and Part II IP compensation decisions are based upon an evaluation of an individual's overall performance and not solely on a statistical or formulaic analysis of particular results or criterion. Because of our size and the number of NEOs involved, our President recommends to the Compensation Committee merit increases and Part II IP compensation payouts for the other NEOs, except the CBTO for whom the CFO makes recommendations to the President. The Board of Directors completes an evaluation of our President's performance and the Compensation Committee recommends compensation for our President to the Board of Directors. The Compensation Committee and our President consider overall performance in the areas of key role responsibilities, our shared values, and strategic responsibilities established for the year in analyzing merit increases and Part II IP recommendations.

Analysis Tools the Compensation Committee Uses

For 2013, the Compensation Committee engaged McLagan Partners to advise them on executive compensation decisions. This included an analysis of McLagan Partners' executive compensation benchmarking survey data to evaluate and advise our Compensation Committee and Board of Directors on whether the objectives of our executive compensation program were being met.

MCLAGAN PARTNERS' EXECUTIVE COMPENSATION BENCHMARKING SURVEY DATA

We engage McLagan Partners annually to provide the Compensation Committee with an updated analysis of the compensation of our NEOs compared to similar positions in commercial banks, the FHLBank System, and proxy data from publicly traded banks with assets between $5 billion and $20 billion. Their analysis considers all components of the NEOs' total compensation except retirement benefits.

When using commercial bank comparisons, our NEOs are compared to divisional positions. For example, a divisional CFO role is compared to our CFO role versus the overall commercial bank CFO role which is larger and broader in scope and responsibility. When using FHLBank System comparisons, our NEOs are compared to the same position within the FHLBanks. For example, our CFO role is compared to other CFO roles in the FHLBank System. When using proxy data comparisons, our NEOs are compared based on their salary rank within the Bank to the market's top paid incumbents regardless of position.

Compensation Decisions in 2013

How we compensate our NEOs sets the tone for how we administer pay throughout the entire Bank. For 2013, our Compensation Committee considered numerous factors (including those previously discussed) before deciding on the appropriate total compensation for our NEOs, in the context of the current business, operating and regulatory environment, which are more fully described in the following narrative.

BASE SALARY LEVELS

The Compensation Committee followed its historical practice of adjusting base salaries after a review of individual performance and current compensation of our NEOs compared to survey data. The Compensation Committee determined increases in our NEOs' base salaries between 2.00 percent and 36.15 percent for 2013 were appropriate based on (i) our NEOs' individual performance, contributions to the Bank, length of time in position, and changes in responsibilities, if applicable, (ii) a review of the compensation data paid by other FHLBanks, and (iii) a review of the McLagan Partners' executive compensation survey data.

For 2013, the Compensation Committee approved increases for our NEOs, except the CBTO, effective January 1, 2013. These increases were reviewed by the Finance Agency. The CBTO's increase was approved by our President effective March 1, 2013. The 2013 increases in base salary for our President, Richard S. Swanson, CFO, Steven T. Schuler, CRO, Dusan Stojanovic, CBO, Daniel D. Clute, CBTO, Mary L. Cecola, and former CCMO, Edward J. McGreen, were 3.08 percent, 2.99 percent, 2.96 percent, 36.15 percent, 2.00 percent, and 3.11 percent of 2012 base salary. The larger increase of 36.15 percent for our CBO was a result of his promotion from senior vice president and director of communications and external relations to executive vice president and CBO effective October 2, 2012. This increase was retroactive to October 2012.

For 2014, the Compensation Committee approved increases in base salaries between 3.04 percent and 14.58 percent for all NEOs, except the CBTO, effective January 1, 2014. The larger increase of 14.58 percent includes a merit and market adjustment for our CBO, whose compensation as determined by the Compensation Committee is low compared to the market data for similar positions. These increases were reviewed by the Finance Agency, except for the CBTO, whose increase was approved by the President effective March 1, 2014.

At its January 2014 meeting, the Compensation Committee determined the Part I and Part II incentive awards that would be paid out to participating NEOs, excluding the CBTO, for the 2013 performance year. The Part I and Part II awards were based on the pay targets, ranges, and performance measures established by the Board of Directors and management, as appropriate, for 2013. The CFO recommended and the President approved the 2013 incentive award for our CBTO. The following sections provide additional details on the decisions the Compensation Committee made and how they arrived at those decisions.

ESTABLISHMENT OF PAY TARGETS AND RANGES

IP pay targets established for our NEOs take into consideration total compensation practices (base salary, incentives, and benefits) of the survey data reviewed. Under the IP, our NEOs are assigned target award opportunities, stated as percentages of base salary. The target award opportunities correspond to the determination made by our Compensation Committee and our President on each NEO's level of responsibility and ability to contribute to and influence overall Bank performance.

Awards are paid to our NEOs based upon the achievement level of Part I Goals and a subjective determination by the Compensation Committee for our President and by our President for the other NEOs, except the CBTO, regarding individual performance and achievement of Part II Goals. The CFO recommends and the President approves individual performance and achievement of Part II Goals for our CBTO. In addition, 50 percent of the incentive award for participating NEOs, except the CBTO, is deferred for three years following the end of the performance period, and subject to our achievement of requisite EVCS levels and Compensation Committee and Board of Directors approvals at the time of payment. The deferral percentage for the CBTO is 35 percent.

The annual and deferred IP award opportunities for our NEOs in 2013 were a percentage of base salary as follows:

Named Executive Officer	Incentive Plan	Threshold	Target	Maximum
Richard S. Swanson	Annual	25.0%	37.5%	50.0%
	Deferred	25.0%	37.5%	50.0%
Steven T. Schuler	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
Dusan Stojanovic	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
Daniel D. Clute	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
Mary L. Cecola	Annual	13.0%	26.0%	39.0%
	Deferred	7.0%	14.0%	21.0%
Edward J. McGreen	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%

ESTABLISHMENT OF PERFORMANCE MEASURES FOR THE IP

In December 2012, the Compensation Committee and the Board of Directors approved the following Part I Goals:

i.	Strengthen Partnership with Members as measured by (i) member product usage, (ii) an advances plus standby letters of credit to assets ratio, and (iii) member satisfaction.

ii.
Disciplined Pursuit of Long-Term Business Performance as measured by (i) the “preservation of the enterprise value” measured by the quarterly average of MVCS, (ii) the “quality of risk management” measured by the Risk Committee of the Board of Directors in the areas of credit risk, market risk, operational risk, internal controls, and model validation, (iii) the "successful completion and implementation" of the core banking system Phase 1 project, and (iv) the "profitability" of the Bank measured by adjusted return on capital stock (AROCS). AROCS is a comprehensive measure of our profitability that we believe is most meaningful to our shareholders. For additional information on our adjusted earnings measure, refer to "Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings."

In June 2013, the Board of Directors approved a revision to the "core banking system implementation" goal mentioned above. The revision included goal achievement based on progress at the end of 2013 against the approved project plan, as assessed by our President and CFO and with final determination made by the Business Operations and Technology Committee of the Board of Directors. Following a review and evaluation of the revised "core banking system implementation" goal, the Finance Agency provided a non-objection to the revised goal.

The Bank’s IP design has historically included both Part I and Part II Goal components. This plan design has resulted in positive results for the Bank and reasonable payouts to our participating NEOs. We believe this plan design has accomplished and driven the behaviors of all employees, including our NEOs, in accordance with our Board of Directors' expectations.

In March 2013, we changed the weightings of our Part I and Part II Goals for NEOs, excluding the CBTO, to reflect the directive of the Finance Agency. For 2013, Part I Goals are weighted at 90 percent of the award opportunity and Part II Goals are weighted at 10 percent of the award opportunity. These weightings were determined by the Compensation Committee based upon the relative need for our NEOs to focus more on bank-wide performance goals as requested by the Finance Agency. The CBTO's Part I Goals are weighted at 60 percent of the award opportunity and Part II Goals are weighted at 40 percent of the award opportunity.

When establishing the Part I IP performance goals, the Compensation Committee and the Board of Directors anticipated that we would reasonably achieve the target level of performance aligned with objectives contained in our Strategic Business Plan. The maximum level provides a goal that is anticipated to be more challenging to reach, based on the previous year's performance results and current market trends and conditions. The Part I incentive awards are paid based on the actual results we achieve. The weightings for each goal area are determined based on our Strategic Business Plan and areas of key focus, such as delivering member value and managing risk.

The Part II IP performance goals for our President are recommended by our President and established by the Board of Directors. Consistent with the other NEOs, our President has responsibility for setting, implementing, executing, and achieving action items associated with one or more strategic imperatives outlined in our Strategic Business Plan. Performance ratings for our President are subjectively determined by the Board of Directors based on his contribution to our success, accomplishment of role responsibilities and strategic responsibilities tied to our Strategic Business Plan, our shared values, and his overall job performance.

Part II IP performance goals for our other NEOs are established by our President and other management based on the strategic imperatives and outcomes to be accomplished as outlined in our Strategic Business Plan for which each NEO has responsibility. Specifically, each NEO has primary responsibility for setting, implementing, executing, and achieving action items associated with one or more strategic imperatives outlined in our Strategic Business Plan. Performance ratings for the other NEOs are based on a subjective analysis by our President of their contribution and accomplishment of role responsibilities, strategic responsibilities tied to our Strategic Business Plan, our shared values, and each NEO's overall job performance.

The 2013 to 2015 Strategic Business Plan was approved by the Board of Directors in December of 2012 and included the following strategic imperatives for which strategies and action steps were developed that formed the basis for Part II Goals:

i.	Strengthen partnership with members.

ii.	Disciplined pursuit of long-term business performance.

iii.	Stewardship of our public mission.

2013 IP PERFORMANCE RESULTS

On a regular basis during 2013, management provided an update to the Board of Directors on the status of performance relative to Part I Goals. The following table provides the 2013 IP Part I Goals approved by the Board of Directors in December 2012, as well as our performance results for 2013:

Part I Goals	2013 Results	Threshold	Target	Maximum
Strengthen Partnership with Members (40% Total Weight)
Member Product Usage Index (“Touch Points”) (15% Weight)	2.25	1.70	2.10	2.50
Advances + Standby Letters of Credit to Assets Ratio (10% Weight)	3.47%	2.70%	2.90%	3.30%
Member Satisfaction - % of Members "Very Satisfied" and "Satisfied" (15% Weight)	97.00%	88.00%	92.00%	96.00%
Disciplined Pursuit of Long-Term Business Performance (60% Total Weight)
Preservation of the Enterprise Value (measured by quarterly average of MVCS) (15% Weight)	$120.3	$100.0	$115.0	$125.0
Quality of Risk Management (measured by Board of Directors assessment) (15% Weight)[1]	9.30%	5.00%	10.00%	15.00%
Core Banking System Implementation (15% Weight)[2]	Successful	Moderately Successful	Successful	Highly Successful
Profitability (measured by AROCS) (15% Weight)	5.78%	4.25%	5.75%	7.50%

1
Qualitative assessment covers the following areas: Credit Risk (4.50%), Market Risk (4.50%), Operational Risk (2.25%), Internal Controls - SOX 404 (2.25%), and Model Validation (1.50%). There will be no payout if the assessment is less than threshold.

2
The President and CFO are not eligible for an award based on the achievement level of this goal as a result of a decision by the Board of Directors regarding the need for our President and CFO to maintain objectivity in assisting the Board of Directors in assessing the progress of the project and goal achievement as of the end of 2013. See further discussion below.

In January of 2014, the Compensation Committee reviewed the annual performance evaluation results of our President conducted by the Board of Directors. Based on this review, the Compensation Committee determined our President had exceeded expectations on the strategic imperatives and overall job performance goals established for Part II of the IP. In conjunction with our achievement of Part I Goals under the IP, the Compensation Committee awarded our President the incentive amounts identified in the table on the following page.

Additionally, our President evaluated the performance of the other NEOs, excluding the CBTO, with the Compensation Committee in January of 2014. He determined that each of these individuals had partially met or exceeded expectations on their respective strategic imperatives and job performance goals established for Part II of the IP. Our CFO evaluated the performance of our CBTO and determined that she had exceeded expectations on her respective strategic imperatives and job performance goals established for Part II of the IP. For Part I Goals under the IP, the Bank achieved maximum on two of the goals related to our members, exceeded target on three of the goals, and achieved at or slightly below target for the remaining two goals.

Following a modification and restatement of the "core banking system implementation" Part I Goal at the June 2013 Board meeting, it was determined our President and CFO would not be eligible to receive any award for this goal. This decision was based on discussions with the Board of Directors regarding the need for our President and CFO to maintain objectivity in assisting the Board of Directors with the revised "core banking system implementation" goal and assessing the progress of the project and goal achievement as of the end of 2013.

The overall weighted achievement of the Part I Goals was 97.23 percent of target for our President and CFO and 112.23 percent of target for our CBO. Our CRO had different weightings on his Part I Goals based on the request of the Finance Agency to weight the CRO goals more heavily on the risk management goals. The overall weighted achievement of the Part I Goals for our CRO was 111.69 percent of target. In addition, the CBTO had different weightings on her Part I Goals. The overall weighted achievement of the Part I Goals for our CBTO was 118.34 percent of target. Because of the Bank's aggregate performance and based on achievements related to Part II Goals, the Compensation Committee awarded each NEO the amounts identified in the following table:

Named Executive Officer	Part I Award	Part II Award	Total Incentive[1]	% of Base Salary
Richard S. Swanson	$439,701	$60,300	$500,001	74.6%
Steven T. Schuler	181,131	23,460	204,591	59.3
Dusan Stojanovic	178,532	16,872	195,404	66.0
Daniel D. Clute	145,444	17,040	162,484	67.7
Mary L. Cecola	72,188	58,969	131,157	51.4
Edward J. McGreen[2]	—	—	—	—

1	The total incentive is the sum of the Part I and Part II awards.

2	Mr. McGreen resigned his position as CCMO effective December 13, 2013. As a result, he was not eligible for the non-equity incentive compensation in 2013.

The following table provides compensation information for our NEOs for the years ended December 31, 2013, 2012, and 2011:

Summary Compensation Table
Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Non-Qualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Richard S. Swanson, President and CEO	2013	$670,000	$500,001	$242,000	$67,700	$1,479,701
	2012	645,833	840,784	443,000	71,568	2,001,185
	2011	620,833	487,835	441,000	64,351	1,614,019
Steven T. Schuler, CFO	2013	345,000	204,591	106,000	26,838	682,429
	2012	333,333	334,911	196,000	28,695	892,939
	2011	321,667	201,163	205,000	24,695	752,525
Dusan Stojanovic, CRO	2013	296,000	195,404	45,000	23,622	560,026
	2012	285,417	282,248	129,000	22,770	719,435
	2011	270,833	168,840	100,000	20,733	560,406
Daniel D. Clute, CBO[4]	2013	240,000	162,484	—	28,875	431,359
	2012	192,203	148,330	—	11,519	352,052
Mary L. Cecola, CBTO[5]	2013	255,008	131,157	—	37,133	423,298
Edward J. McGreen, former CCMO[6]	2013	332,000	—	(25,000)	20,389	327,389
	2012	320,433	316,118	156,000	25,549	818,100
	2011	311,333	190,362	194,000	18,680	714,375

1	The components of this column for 2013 are provided in the “Components of 2013 Non-Equity Incentive Plan Compensation” table on the following page.

2	Represents the change in value of the DB Plan and BEP DB Plan, if applicable. All earnings on non-qualified deferred compensation are at the market rate.

3	The components of this column for 2013 are provided in the “Components of 2013 All Other Compensation” table on the following page.

4	Mr. Clute was named CBO on October 2, 2012, so only compensation data for 2013 and 2012 are shown.

5	Ms. Cecola was not an NEO prior to 2013.

6	Mr. McGreen resigned as CCMO effective December 13, 2013.

COMPONENTS OF 2013 NON-EQUITY INCENTIVE PLAN COMPENSATION

Named Executive Officer	Annual Incentive	Deferred Incentive[1]	Total
Richard S. Swanson	$250,000	$250,001	$500,001
Steven T. Schuler	102,295	102,296	204,591
Dusan Stojanovic	97,702	97,702	195,404
Daniel D. Clute	81,242	81,242	162,484
Mary L. Cecola	85,252	45,905	131,157
Edward J. McGreen[2]	—	—	—

1
The deferred incentive amounts were earned as of December 31, 2013, but will not be paid until March 2017, and remain subject to modification and forfeiture under the terms of the IP. For the President, CFO, CRO, and CBO, the deferred incentive is 50 percent of the total incentive earned in 2013. For the CBTO, the deferred incentive is 35 percent of the total incentive earned in 2013.

2	Mr. McGreen resigned his position as CCMO effective December 13, 2013. As a result, he was not eligible for the non-equity incentive compensation in 2013.

COMPONENTS OF 2013 ALL OTHER COMPENSATION

	Bank Contributions to Vested Defined Contribution Plans
Named Executive Officer	DC Plan	BEP DC Plan[1]	Car Allowance	Financial Planning	Relocation	Total
Richard S. Swanson	$15,038	$40,162	$9,000	$3,500	$—	$67,700
Steven T. Schuler	15,000	11,838	—	—	—	26,838
Dusan Stojanovic	15,000	8,622	—	—	—	23,622
Daniel D. Clute	21,342	7,533	—	—	—	28,875
Mary L. Cecola	25,451	—	—	—	11,682	37,133
Edward J. McGreen	15,300	5,089	—	—	—	20,389

1	Ms. Cecola is not eligible for the BEP DC Plan.

The following table provides estimated potential payouts under our IP of non-equity incentive plan awards:

2013 Grants of Plan-Based Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Named Executive Officer	Incentive Plan	Threshold	Target	Maximum
Richard S. Swanson	Annual	$167,500	$251,250	$335,000
	Deferred	167,500	251,250	335,000
Steven T. Schuler	Annual	69,000	103,500	138,000
	Deferred	69,000	103,500	138,000
Dusan Stojanovic	Annual	59,200	88,800	118,400
	Deferred	59,200	88,800	118,400
Daniel D. Clute	Annual	48,000	72,000	96,000
	Deferred	48,000	72,000	96,000
Mary L. Cecola	Annual	30,601	61,202	91,803
	Deferred	20,401	40,801	61,202
Edward J. McGreen	Annual	66,400	99,600	132,800
	Deferred	66,400	99,600	132,800

In March of 2013, we entered into an employment agreement with the CBO and amended the President, CFO, CRO, and CCMO employment agreements that were effective from March 1, 2011. The CBO's employment agreement and the amended employment agreements were retroactively effective January 1, 2013. These agreements are filed as exhibits to our 2012 Annual Report on Form 10-K. Refer to "Item 15. Exhibits and Financial Statement Schedules" for additional information. We do not have an employment agreement with the CBTO.

The employment agreements provide, with respect to each of our NEOs, except the CBTO, that we shall initially pay the respective NEO an annualized base salary of not less than the amount set forth in the respective agreement. In each case, base salary may only be adjusted upward from the 2012 base salary based on an annual review by the Compensation Committee and/or President and may not be adjusted downward unless such downward adjustment is part of a nondiscriminatory cost reduction plan applicable to our total compensation budget.

Additionally, the respective agreements provide that each NEO is entitled to participate in the IP. Each agreement provides that the incentive targets for the IP are to be established by our Board of Directors and that the target for the IP shall not be set lower than the designated percentage of base salary set forth in the employment agreement unless as a result of Board action affecting all NEOs. The agreements further provide that each NEO is entitled to participate in all eligible retirement benefit programs offered by the Bank.

Refer to the discussion of IP under “2013 IP Performance Results” in this Item 11 for additional information on the levels of awards under the IP. Actual non-equity incentive award amounts earned for the year ended December 31, 2013 are included in the non-equity incentive plan compensation column under the “Summary Compensation Table” in this Item 11.

The 2013 IP provides that unless otherwise directed by the Compensation Committee, payments under Part I and Part II shall be made in a lump sum through regular payroll distribution, as soon as possible after the Board of Directors approves the payout of a particular award, but in no case more than 75 days after the end of the calendar year for which the performance or deferral period is ended.

Under the IP, the Compensation Committee may determine a participating NEO is not eligible to receive all or any part of the deferred incentive if the respective NEO (i) has not achieved a performance level of “meets expectations” or higher evaluation of overall performance during a performance period or deferred performance period, (ii) has not achieved a “meets expectations” or higher evaluation of overall performance at the time of payout, (iii) is subject to any disciplinary action or probationary status at the time of payout, or (iv) fails to comply with regulatory requirements or standards, internal control standards, professional standards or any internal standard, or fails to perform responsibilities assigned under our Strategic Business Plan.

In addition, under the IP, the Compensation Committee may also consider a variety of other objective and subjective factors to determine the appropriate payouts such as (i) operational errors or omissions that result in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive payouts, (ii) whether submission of information to the SEC, Office of Finance, or Finance Agency is untimely, and (iii) whether the organization fails to make sufficient and timely progress, as determined by the Finance Agency, in the remediation of examination, monitoring, and other supervisory findings and matters requiring attention.

If one of the above occurs, the Compensation Committee shall consider the facts and circumstances and reduce incentive awards commensurate with the materiality of the exception relative to our financial and operational performance and financial reporting responsibilities.

Each employment agreement provides that we or the applicable NEO may terminate employment for any reason (other than good reason or cause) on 60 days written notice to the other party. An applicable NEO may be entitled to certain payments upon termination or change in control. For more information, see “Potential Payments Upon Termination or Change in Control" in this Item 11.

Benefits and Retirement Philosophy

We consider benefits to be an important aspect of our ability to attract and retain qualified employees and therefore we design our programs to be competitive with other financial services businesses. The following is a summary of the retirement benefits that our NEOs were eligible to receive, except the CBTO in some cases.

QUALIFIED DEFINED BENEFIT PLAN

All employees who have met the eligibility requirements participate in our DB Plan, administered by Pentegra, which is a tax-qualified multiemployer defined benefit plan. In November of 2010, the Compensation Committee approved an amendment to our DB Plan. Under the amendment, new employees hired on or after January 1, 2011, including any NEO, are not eligible to participate in the DB Plan. The plan requires no employee contributions. All of our NEOs, with the exception of our CBO and CBTO, participate in the DB Plan.

The pension benefits payable under the DB Plan are determined under a pre-established formula that provides a retirement benefit payable at age 65 or normal retirement under the DB Plan. The benefit formula is 2.25 percent per each year of the benefit service multiplied by the highest three consecutive years' average compensation. Average compensation is defined as the total taxable compensation as reported on the IRS Form W-2 (excluding deferred award payouts). In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan. Upon termination of employment prior to age 65, participants meeting the five-year vesting and age 55 early retirement eligibility criteria are entitled to an early retirement benefit. The regular form of retirement benefits provides a single life annuity, with a guaranteed 12-year payment, or additional payment options are also available. The benefits are not subject to offset for Social Security or any other retirement benefits received.

During 2013, each of the NEOs' DB Plan liabilities grew less than in prior years. This was due to an increase in interest rates, which caused a decrease in pension plan liabilities. Younger than the other NEOs eligible for the DB Plan, Mr. McGreen's liabilities were most sensitive to changes in interest rates and his liabilities actually fell during the year.

NON-QUALIFIED DEFINED BENEFIT PLAN

Our BEP DB Plan is an unfunded, non-qualified pension plan similar to the DB Plan. The BEP was amended in March of 2011 and states that NEOs hired on or after January 1, 2011 are not eligible to participate in the BEP DB Plan. All of our NEOs, with the exception of our CBO and CBTO, participate in the BEP DB Plan.

In determining whether a restoration of retirement benefits is due to our participating NEOs, the BEP DB Plan utilizes the identical benefit formulas applicable to our DB Plan; however, the BEP DB Plan does not limit the annual earnings or benefits of our participating NEOs. Rather, if the benefits payable from the DB Plan have been reduced or otherwise limited, our participating NEOs' lost benefits are payable under the terms of the BEP DB Plan. As a non-qualified plan, the benefits received from the BEP DB Plan do not receive the same tax treatment and funding protection as with our qualified plans. Payment options under the BEP DB Plan include a lump-sum distribution, annuity payments, or installment payment options.

CURRENT ACCRUED RETIREMENT BENEFITS

The following table provides the present value of the current accrued benefits payable to our participating NEOs upon retirement at age 65 from the DB Plan and the BEP DB Plan, and is calculated in accordance with the formula currently in effect for specified years-of-service and remuneration for participating in both plans. Our pension benefits do not include any reduction for a participant's Social Security benefits. The vesting period for the pension plans is five years. See “Item 8. Financial Statements and Supplementary Data — Note 17 — Pension and Postretirement Benefits” for details regarding valuation method and assumptions.

2013 Pension Benefits Table
Named Executive Officer[1]	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit
Richard S. Swanson	Pentegra DB Plan	6.58	$513,000
	BEP DB Plan	6.58	1,406,000
Steven T. Schuler	Pentegra DB Plan	6.25	459,000
	BEP DB Plan	6.25	356,000
Dusan Stojanovic	Pentegra DB Plan	4.75	230,000
	BEP DB Plan	4.75	118,000
Edward J. McGreen	Pentegra DB Plan	8.17	279,000
	BEP DB Plan	8.17	274,000

1
Only employees hired prior to January 1, 2011 are eligible for the DB Plan and BEP DB Plan. Mr. Clute and Ms. Cecola were both hired after January 1, 2011 and therefore they are not eligible to participate in these plans.

QUALIFIED DEFINED CONTRIBUTION PLAN

All employees who have met the eligibility requirements may elect to participate in our DC Plan, a retirement savings plan qualified under the Internal Revenue Code. Employees (including NEOs) may receive a match on employee contributions at 100 percent up to six percent of eligible compensation. Employees are eligible for the match immediately and all matching contributions are immediately 100 percent vested. Employees hired on or after January 1, 2011 receive an additional four percent Bank contribution of eligible compensation to the DC Plan at the end of each calendar year. Vesting in the additional four percent DC Plan contribution is 100 percent at the completion of three years of service.

NON-QUALIFIED DEFINED CONTRIBUTION PLAN

NEOs participating in the BEP are eligible to participate in the defined contribution component of the BEP (BEP DC Plan), a non-qualified defined contribution plan that is the same as the DC Plan. The BEP DC Plan ensures, among other things, that participants whose benefits under the DC Plan would otherwise be restricted by certain provisions of the Internal Revenue Code are able to make elective pre-tax deferrals and to receive a matching contribution relating to such deferrals. The investment returns credited to a participating NEO's account are at the market rate for the NEO's selected investment. The selections may be altered at any time. The Bank immediately matches 100 percent of NEOs' contributions up to six percent of salary for salary and incentive deferrals. All of our NEOs, with the exception of our CBTO, participate in the BEP DC Plan.

2013 Non-Qualified Deferred Compensation Table
Named Executive Officer	Executive Contributions In Last FY1	Registrant Contributions In Last FY2	Aggregate Earnings In Last FY	Aggregate Withdrawals In Last FY	Aggregate Balance At Last FYE
Richard S. Swanson	$230,000	$40,162	$43,163	$—	$685,404
Steven T. Schuler	67,094	11,838	104,324	—	518,622
Dusan Stojanovic	23,622	8,622	9,762	—	142,710
Daniel D. Clute	24,075	7,533	1,803	—	23,662
Edward J. McGreen	23,787	5,089	37,473	60,707	568,358

1	Amounts shown are included in the "Salary" column of the “Summary Compensation Table” in this Item 11.

2	Amounts shown are included in the "All Other Compensation" column of the “Summary Compensation Table” in this Item 11.

Potential Payments Upon Termination or Change in Control

The following paragraphs set out the material terms relating to termination of each of our NEOs and the potential compensation that would be due to each upon termination under the current employment agreements, as applicable. For purposes of the following discussion regarding potential payments upon termination or change in control, the following are the definitions of “Cause,” “Good Reason,” and “Disability.” “Cause” generally means a felony conviction, a willful act committed in bad faith that materially impairs our business or goodwill, a willful act committed in bad faith that constitutes a continued failure to perform duties, or a willful violation of our Code of Ethics. “Good Reason” generally means an assignment of duties to an NEO that is inconsistent with their position, a material diminution in their duties or responsibilities, a reduction in their base salary or annual and deferred incentive compensation, a material change in our geographic location, or a material breach of the employment agreement. “Disability” means the NEO is receiving benefits under a disability plan sponsored by the Bank for a period of not less than three months by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than twelve months and which has rendered the NEO incapable of performing their duties. These definitions are summaries only and each respective employment agreement, as amended, between us and our NEOs, except the CBTO, who does not have an employment agreement with us, provides the relevant definitions in full. Copies of the employment agreements are filed as exhibits to our 2012 Annual Report on Form 10-K.

TERMINATION FOR CAUSE OR WITHOUT GOOD REASON

If an NEO's employment is terminated by us for cause or by the NEO without good reason, the employment agreement entitles the respective NEO to the following:

i.	Base salary through the date of termination.

ii.	Accrued but unpaid award(s) under any IP in an amount equal to that which the NEO would have received in the year of termination.

iii.	Accrued and earned vacation through the date of termination.

iv.	All other vested benefits under the terms of our employee benefit plans, subject to the terms of such plans.

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2013, the total amounts payable to our NEOs are outlined in the table below:

Named Executive Officer	Severance Pay[1]	Annual Incentive	Deferred Incentive	Vacation Payout[2]	Total
Richard S. Swanson	$—	$—	$—	$67,216	$67,216
Steven T. Schuler	—	—	—	49,760	49,760
Dusan Stojanovic	—	—	—	14,800	14,800
Daniel D. Clute	—	—	—	14,000	14,000
Mary L. Cecola[3]	—	—	—	3,310	3,310
Edward J. McGreen[4]	—	—	—	—	—

1
Termination under these circumstances would not result in severance payments from the Bank but would result in salary earned through December 31, 2013, as reflected under the "Salary" column of the "Summary Compensation Table" in this Item 11.

2	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

3
As of December 31, 2013, there is not an employment agreement in force between the Bank and Ms. Cecola. However, like all employees, Ms. Cecola is eligible to receive a payout in connection with unused vacation upon termination for cause or without good reason.

4	Mr. McGreen resigned as CCMO effective December 13, 2013.

TERMINATION WITHOUT CAUSE, GOOD REASON, OR MERGER/CHANGE IN CONTROL

If, however, the NEO's employment is terminated by us without cause, by the NEO for good reason, or as a result of a merger or change in control, in addition to the payouts previously mentioned, the NEO would be entitled to severance payments equal to a multiple of the NEO's base salary as follows:

i.	Two times the annual base salary for the President and one times the annual base salary for the CBO, CFO, and CRO.

ii.	One times the participating NEO's targeted non-deferred IP award in effect for the calendar year in which the date of termination occurs.

iii.	The IP award for the calendar year in which the date of termination occurs and prorated for the portion of the calendar year in which the NEO was employed.

iv.
The accrued but unpaid IP awards covering periods prior to the one in which the NEO was terminated and calculated in accordance with the terms of the IP as if termination was due to death, disability, or retirement.

v.
State of Iowa benefits continuation, provided that we will continue paying our portion of the medical and/or dental insurance premiums for the NEO for the one year period following the date of termination.

The IP award would be paid at target for Part II Goals and based on the calendar year actual results for Part I Goals, and would be paid at the regular time that such payments are made to all employees enrolled in the plans. The base salary amount, the IP award for the calendar year in which the date of termination occurs, and the accrued but unpaid IP awards for any performance period ending prior to the year in which the date of termination occurs would be paid in a lump sum within ten days following the NEO executing a release of claims against us, which would entitle them to the payments described.

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2013, the total amounts payable to our NEOs are outlined in the table below:

Named Executive Officer	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Richard S. Swanson	$1,340,000	$501,250	$1,055,005	$67,216	$2,963,471
Steven T. Schuler	345,000	205,795	436,808	49,760	1,037,363
Dusan Stojanovic	296,000	186,502	379,993	14,800	877,295
Daniel D. Clute	240,000	153,242	180,128	14,000	587,370
Mary L. Cecola[2]	—	—	—	3,310	3,310

1	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2
As of December 31, 2013, there is not an employment agreement in force between the Bank and Ms. Cecola. However, like all employees, Ms. Cecola is eligible to receive a payout in connection with unused vacation upon termination without cause, good reason, or merger/change in control.

TERMINATION FOR DEATH, DISABILITY, OR RETIREMENT

If the NEO's employment is terminated due to death, disability, or qualifying retirement, in addition to the payouts previously mentioned under the section entitled "Termination For Cause or Without Good Reason", the NEO is entitled to the following:

i.	The IP award for the calendar year in which the date of termination occurs and prorated for the portion of the calendar year in which the NEO was employed.

ii.	To the extent not already paid to the NEO, the accrued but unpaid IP awards covering periods prior to the one in which the NEO was terminated.

iii.	Other coverage continuation rights that are available to such employees upon death, disability, or retirement, as provided for under the terms of such plans.

Payment of all accrued amounts, other than IP award amounts, shall be paid in lump sum within ten days or no later than the first payroll date on or after the NEO's date of termination. Payment of all IP award amounts, if any, shall be paid as otherwise provided under the applicable IP.

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2013, the total amounts payable to our NEOs are outlined in the table below:

Named Executive Officer	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Richard S. Swanson	$—	$250,000	$1,055,005	$67,216	$1,372,221
Steven T. Schuler	—	102,295	436,808	49,760	588,863
Dusan Stojanovic	—	97,702	379,993	14,800	492,495
Daniel D. Clute	—	81,242	180,128	14,000	275,370
Mary L. Cecola[2]	—	85,252	45,905	3,310	134,467

1	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2
While there is no employment agreement in force between the Bank and Ms. Cecola, as an employee of the Bank, she is entitled to receive earned but not paid incentives upon termination for death, disability, or retirement.

Director Compensation

During 2013, the Board of Directors held seven in-person board meetings and 37 in-person committee meetings. In addition, there were three telephonic board meetings and 19 telephonic committee meetings held throughout the year. Pursuant to our 2013 Director Fee Policy, Directors receive one quarter of the annual compensation following the end of each calendar quarter. If it is determined at the end of the calendar year that a Director has attended less than 75 percent of the meetings they were required to attend during the year, the Director will not receive one quarter of the annual compensation for the fourth quarter of the calendar year.

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

The total expenses paid on behalf of the Board of Directors for travel and other reimbursed expenses for 2013 was $191,602 and annual compensation paid to the Board of Directors, by position, for 2013 was as follows:

Board of Director Position	2013
Chair	$90,000
Vice Chair	85,000
Audit Committee Chair	80,000
Committee Chairs	75,000
Other Directors	65,000

The following table sets forth each Director's compensation for the year ended December 31, 2013:

Director Compensation
Director Name	Fees Earned Or Paid In Cash
Dale E. Oberkfell, Chair	$90,000
Eric A. Hardmeyer, Vice Chair	85,000
Johnny A. Danos	65,000
Gerald D. Eid	65,000
Michael J. Finley	65,000
Van D. Fishback	75,000
Chris D. Grimm	75,000
Labh S. Hira	65,000
Teresa J. Keegan	65,000
John F. Kennedy Sr.	80,000
Ellen Z. Lamale	75,000
Clair J. Lensing	65,000
Paula R. Meyer	75,000
John P. Rigler II	65,000
John H. Robinson	75,000
Joseph C. Stewart III	65,000

In November of 2013, the Compensation Committee approved the Director Fee Policy for 2014, subject to the review and comment of the Finance Agency. This policy is filed as an exhibit to this annual report on Form 10-K. Refer to "Item 15. Exhibits and Financial Statement Schedules" for additional information. Under the policy, the 2014 Director compensation fees remained the same as in 2013. The annual aggregate fees by position are as follows:

Board of Director Position	2014
Chair	$90,000
Vice Chair	85,000
Audit Committee Chair	80,000
Committee Chairs	75,000
Other Directors	65,000

Compensation Committee Report

The Compensation Committee reviewed and discussed the 2013 Compensation Discussion and Analysis set forth in this Item 11 with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K. The Compensation Committee includes the following individuals:

Compensation Committee
John H. Robinson, Chair
Gerald D. Eid, Vice Chair
Chris D. Grimm
Paula R. Meyer
Dale E. Oberkfell

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents members (or combination of members within the same holding company) holding five percent or more of our outstanding capital stock at February 28, 2014 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Wells Fargo Bank, N.A.	101 N Phillips Avenue	Sioux Falls	SD	7,700	29.1%
Superior Guaranty Insurance Company[1]	90 S 7th Street	Minneapolis	MN	580	2.2
				8,280	31.3
All others				18,175	68.7
Total capital stock				26,455	100.0%

1	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Additionally, due to the fact that a majority of our Board of Directors is nominated and elected from our membership, these member directors are officers or directors of member institutions that own our capital stock. The following table presents total outstanding capital stock owned by those members who had an officer or director serving on our Board of Directors at February 28, 2014 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Bank of North Dakota	1200 Memorial Hwy	Bismarck	ND	274	1.03%
Midwest BankCentre	2191 Lemay Ferry Road	Saint Louis	MO	55	0.21
First Bank & Trust	520 6th Street	Brookings	SD	34	0.13
GNB Bank	529 G Avenue	Grundy Center	IA	32	0.12
Ackley State Bank	650 Main Street	Ackley	IA	25	0.10
State Bank and Trust Company	25 N Chestnut Avenue	New Hampton	IA	13	0.05
First Bank & Trust, N.A.	101 2nd Street NW	Pipestone	MN	13	0.05
First Bank & Trust	110 N Minnesota Avenue	Sioux Falls	SD	10	0.04
Fidelity Bank	7600 Parklawn Avenue	Edina	MN	6	0.02
Iowa State Bank	409 Hwy 61 S	Wapello	IA	4	0.02
First Bank & Trust of Milbank	215 W 4th Avenue	Milbank	SD	3	0.01
Janesville State Bank	210 N Main Street	Janesville	MN	2	0.01
Bank Star of the BootHeel	100 S Walnut Street	Steele	MO	1	*
Bank Star One	118 W 5th Street	Fulton	MO	1	*
Bank Star	1999 W Osage Street	Pacific	MO	1	*
				474	1.79
All others				25,981	98.21
Total capital stock				26,455	100.00%

*	Amount is less than 0.01 percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
DIRECTOR INDEPENDENCE
General
As of the date of this annual report on Form 10-K, we have 15 directors, all of whom were elected by our member institutions. Pursuant to the passage of the Housing Act, the Finance Agency implemented regulations whereby all new or re-elected directors will be elected by our member institutions. All directors are independent of management from the standpoint they are not our employees, officers, or stockholders. Only member institutions can own our capital stock. Thus, our directors do not personally own our stock. In addition, we are required to determine whether our directors are independent under three distinct director independence standards. Finance Agency regulations and the Housing Act, which applied Section 10A(m) of the Exchange Act to the FHLBanks, provide independence criteria for directors who serve as members of our Audit Committee. Additionally, SEC rules require our Board of Directors to apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of our directors.
Finance Agency Regulations
The Finance Agency director independence standards prohibit individuals from serving as members of our Audit Committee if they have one or more “disqualifying relationships” with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by our Board are (i) employment with us at any time during the last five years, (ii) acceptance of compensation from us other than for service as a director, (iii) being a consultant, advisor, promoter, underwriter, or legal counsel for us at any time within the last five years, and (iv) being an immediate family member of an individual who is or who has been, within the past five years, one of our executive officers. The Board assesses the independence of all directors under the Finance Agency's independence standards, regardless of whether they serve on our Audit Committee. As of February 28, 2014, all of our directors, including all members of our Audit Committee, were independent under these criteria.
Exchange Act
Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a reporting company. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of February 28, 2014, all of our directors, including all members of our Audit Committee, were independent under these criteria.
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
With regard to our Independent Directors, the Board affirmatively determined, at February 28, 2014, Johnny Danos, Gerald Eid, John Kennedy, Ellen Lamale, Paula Meyer, and John Robinson are each independent in accordance with NYSE standards. In concluding our six Independent Directors are independent under the NYSE rules, the Board first determined all Independent Directors met the objective NYSE independence standards. In further determining none of its Independent Directors had a material relationship with us, the Board noted the Independent Directors are specifically prohibited from being an officer of the Bank or an officer or director of a member.

Our Board has a standing Audit Committee. All Audit Committee members are independent under the Finance Agency's independence standards and the independence standards under Section 10A(m) of the Exchange Act in accordance with the Housing Act. For the reasons described above, our Board determined none of the current Member Directors serving on the Audit Committee are independent using the NYSE independence standards. The Member Directors serving on the Audit Committee are Michael Finley, Teresa Keegan, and Joseph Stewart. Our Board determined, however, the Independent Directors serving on the Audit Committee are independent under the NYSE independence standards. The Independent Directors serving on the Audit Committee are Johnny Danos and John Kennedy.
Compensation Committee
The Board has a standing Compensation Committee. Our Board determined all members of the Compensation Committee are independent under the Finance Agency's independence standards. For the reasons described above, our Board determined none of the current Member Directors serving on the Compensation Committee are independent using the NYSE independence standards. The Member Directors serving on the Compensation Committee are Chris Grimm and Dale Oberkfell. Our Board determined the Independent Directors serving on the Compensation Committee are independent under the NYSE independence standards. The Independent Directors serving on the Compensation Committee are Gerald Eid, Paula Meyer, and John Robinson.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee pre-approves all audit and permitted non-audit services performed by PwC. However, non-audit services for fees payable by us of $10,000 or less may be pre-approved by the Audit Committee Chair with subsequent approval by the Audit Committee.
The following table sets forth the aggregate fees billed by PwC (dollars in millions):

	For the Years Ended December 31,
	2013	2012
Audit fees[1]	$0.6	$0.5
Audit-related fees[2]	0.1	0.1
All other fees[3]	—	0.1
Total	$0.7	$0.7

1
Represents fees incurred in connection with the annual audit of our financial statements and internal control over financial reporting and quarterly review of our financial statements. In addition to these fees, we incurred assessments of $16,000 and $24,000 from the Office of Finance for audit fees on the Combined Financial Report for the years ended December 31, 2013 and 2012.

2	Represents fees related to other audit and attest services and technical accounting consultations.

3
Represents fees related to non-audit services, including a risk assessment of our core banking system project and the annual license for PwC's accounting research software. Amounts for 2013 are less than $0.1 million.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The financial statements are set forth in Item 8 of this annual report on Form 10-K.

(b) Exhibits

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective February 26, 2009[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, approved by the Federal Housing Finance Agency on August 5, 2011 and effective September 5, 2011[3]
10.1	Employment Agreement with Richard S. Swanson, effective March 1, 2011[4]
10.2	Amendment to Employment Agreement with Richard S. Swanson, effective January 1, 2013[5]
10.3	Employment Agreement with Steven T. Schuler, effective March 1, 2011[4]
10.4	Amendment to Employment Agreement with Steven T. Schuler, effective January 1, 2013[5]
10.5	Employment Agreement with Edward J. McGreen, effective March 1, 2011[4]
10.6	Amendment to Employment Agreement with Edward J. McGreen, effective January 1, 2013[5]
10.7	Employment Agreement with Dusan Stojanovic, effective March 1, 2011[4]
10.8	Amendment to Employment Agreement with Dusan Stojanovic, effective January 1, 2013[5]
10.9	Employment Agreement with Daniel D. Clute, effective January 1, 2013[5]
10.10	Lease Agreement for 801 Walnut Street between the Federal Home Loan Bank of Des Moines and Wells Fargo Financial, Inc., as amended, dated April 27, 2004[6]
10.11	Joint Capital Enhancement Agreement, as amended, effective August 5, 2011[7]
10.12	Federal Home Loan Bank of Des Moines Third Amended and Restated Benefit Equalization Plan, effective January 1, 2011[8]
10.13	Federal Home Loan Bank of Des Moines Pentegra Defined Benefit Plan for Financial Institutions, effective January 1, 2011[8]
10.14	Federal Home Loan Bank of Des Moines Pentegra Defined Contribution Plan for Financial Institutions, effective January 1, 2011[8]
10.15	Federal Home Loan Bank of Des Moines 2013 Incentive Plan Document, effective January 1, 2013[9]
10.16	2014 Director Fee Policy, effective January 1, 2014
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Federal Home Loan Bank of Des Moines Audit Committee Report
101
The following financial information from the Bank's 2013 Form 10-K, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condition at December 31, 2013 and 2012, (ii) Statements of Income for the Years Ended December 31, 2013, 2012, and 2011, (iii) Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012, and 2011, (iv) Statements of Capital for the Years Ended December 31, 2013, 2012, and 2011, (v) Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011, and (vi) Notes to the Financial Statements

1    Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the SEC on May 12, 2006 (Commission File No.
000-51999).

2    Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the SEC on March 2, 2009 (Commission File No. 000-51999).

3    Incorporated by reference to exhibit 99.2 to our Form 8-K filed with the SEC on July 17, 2013 (Commission File No. 000-51999).

4    Incorporated by reference to the exhibits to our Form 8-K filed with the SEC on November 15, 2011 (Commission File No. 000-51999).

5    Incorporated by reference to the exhibits to our Form 10-K filed with the SEC on March 13, 2013 (Commission File No. 000-51999).

6    Incorporated by reference to exhibits 10.3 and 10.3.1 to our Form 10-K filed with the SEC on March 30, 2007 (Commission File No. 000-51999).

7    Incorporated by reference to exhibit 99.1 to our Form 8-K filed with the SEC on August 5, 2011 (Commission File No. 000-51999).

8    Incorporated by reference to the exhibits to our Form 10-K filed with the SEC on March 18, 2011 (Commission File No. 000-51999).

9    Incorporated by reference to exhibit 10.1 to our Form 8-K filed with the SEC on March 25, 2013 (Commission File No. 000-51999).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)
March 11, 2014	By:	/s/ Richard S. Swanson
Richard S. Swanson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 11, 2014

Signature	Title

Principal Executive Officer:

/s/ Richard S. Swanson	President & Chief Executive Officer
Richard S. Swanson

Principal Financial Officer:

/s/ Steven T. Schuler	Executive Vice President & Chief Financial Officer
Steven T. Schuler

Principal Accounting Officer:

/s/ Ardis E. Kelley	Senior Vice President & Chief Accounting Officer
Ardis E. Kelley

Directors:

/s/ Dale E. Oberkfell	Chairman of the Board of Directors
Dale E. Oberkfell

/s/ Eric A. Hardmeyer	Vice Chairman of the Board of Directors
Eric A. Hardmeyer

/s/ Johnny A. Danos	Director
Johnny A. Danos

/s/ Gerald D. Eid	Director
Gerald D. Eid

/s/ Michael J. Finley	Director
Michael J. Finley

Signature	Title

/s/ Van D. Fishback	Director
Van D. Fishback

/s/ Chris D. Grimm	Director
Chris D. Grimm

/s/ Teresa J. Keegan	Director
Teresa J. Keegan

/s/ John F. Kennedy, Sr.	Director
John F. Kennedy, Sr.

/s/ Ellen Z. Lamale	Director
Ellen Z. Lamale

/s/ Paula R. Meyer	Director
Paula R. Meyer

/s/ John P. Rigler II	Director
John P. Rigler II

/s/ John H. Robinson	Director
John H. Robinson

/s/ Joseph C. Stewart III	Director
Joseph C. Stewart III

/s/ Kevin J. Swalley	Director
Kevin J. Swalley