Form 10-Q
period 2014-03-31
Federal Home Loan Bank of Des Moines
filed 2014-05-09
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2014
Class B Stock, par value $100	27,263,498

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in thousands, except capital stock par value)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$361,337	$448,278
Interest-bearing deposits	1,684	1,863
Securities purchased under agreements to resell	7,490,000	8,200,000
Federal funds sold	1,875,000	1,200,000
Investment securities
Trading securities (Note 3)	1,035,573	1,018,373
Available-for-sale securities (Note 4)	8,837,462	7,932,520
Held-to-maturity securities (fair value of $1,721,652 and $1,842,599) (Note 5)	1,645,231	1,778,306
Total investment securities	11,518,266	10,729,199
Advances (Note 7)	44,923,786	45,650,220
Mortgage loans held for portfolio, net
Mortgage loans held for portfolio (Note 8)	6,491,943	6,565,293
Allowance for credit losses on mortgage loans (Note 9)	(7,400)	(8,000)
Total mortgage loans held for portfolio, net	6,484,543	6,557,293
Accrued interest receivable	81,858	72,561
Premises, software, and equipment, net	19,260	18,968
Derivative assets, net (Note 10)	104,030	93,011
Other assets	29,381	32,626
TOTAL ASSETS	$72,889,145	$73,004,019
LIABILITIES
Deposits
Interest-bearing	$632,309	$467,362
Non-interest-bearing	123,563	231,704
Total deposits	755,872	699,066
Consolidated obligations (Note 11)
Discount notes	42,815,869	38,136,652
Bonds (includes $0 and $50,033 at fair value under the fair value option)	25,224,745	30,195,568
Total consolidated obligations	68,040,614	68,332,220
Mandatorily redeemable capital stock (Note 12)	8,479	8,719
Accrued interest payable	102,842	81,420
Affordable Housing Program payable	39,867	37,688
Derivative liabilities, net (Note 10)	49,473	57,420
Other liabilities	417,797	330,619
TOTAL LIABILITIES	69,414,944	69,547,152
Commitments and contingencies (Note 14)
CAPITAL (Note 12)
Capital stock - Class B putable ($100 par value); 26,704 and 26,916 issued and outstanding shares	2,670,387	2,691,568
Retained earnings
Unrestricted	638,217	627,473
Restricted	58,185	50,782
Total retained earnings	696,402	678,255
Accumulated other comprehensive income	107,412	87,044
TOTAL CAPITAL	3,474,201	3,456,867
TOTAL LIABILITIES AND CAPITAL	$72,889,145	$73,004,019

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
INTEREST INCOME
Advances	$52,862	$48,439
Prepayment fees on advances, net	166	1,821
Interest-bearing deposits	45	149
Securities purchased under agreements to resell	785	1,669
Federal funds sold	306	440
Trading securities	8,242	8,171
Available-for-sale securities	22,743	17,121
Held-to-maturity securities	12,247	19,786
Mortgage loans held for portfolio	62,303	65,693
Total interest income	159,699	163,289
INTEREST EXPENSE
Consolidated obligations - Discount notes	9,288	2,307
Consolidated obligations - Bonds	97,946	107,596
Deposits	22	37
Mandatorily redeemable capital stock	45	58
Total interest expense	107,301	109,998
NET INTEREST INCOME	52,398	53,291
Reversal for credit losses on mortgage loans	(334)	—
NET INTEREST INCOME AFTER REVERSAL FOR CREDIT LOSSES	52,732	53,291
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	24,203	(6,928)
Net gains on sale of available-for-sale securities	826	—
Net gains on consolidated obligations held at fair value	2	643
Net (losses) gains on derivatives and hedging activities	(23,084)	10,930
Net losses on extinguishment of debt	—	(15,123)
Other, net	1,515	2,729
Total other income (loss)	3,462	(7,749)
OTHER EXPENSE
Compensation and benefits	7,684	7,220
Contractual services	2,080	1,810
Other operating expenses	2,783	3,034
Federal Housing Finance Agency	938	976
Office of Finance	1,208	749
Other, net	369	1,368
Total other expense	15,062	15,157
INCOME BEFORE ASSESSMENT	41,132	30,385
Affordable Housing Program assessment	4,118	3,044
NET INCOME	$37,014	$27,341

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Net income	$37,014	$27,341
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities
Unrealized gains (losses)	21,150	(2,972)
Reclassification adjustment for realized net gains on the sale of available-for-sale securities included in net income	(826)	—
Total net unrealized gains (losses) on available-for-sale securities	20,324	(2,972)
Pension and postretirement benefits	44	224
Total other comprehensive income (loss)	20,368	(2,748)
TOTAL COMPREHENSIVE INCOME	$57,382	$24,593

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in thousands)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2012	20,627	$2,062,714	$593,129	$28,820	$621,949	$149,638	$2,834,301
Proceeds from issuance of capital stock	2,322	232,180	—	—	—	—	232,180
Repurchase/redemption of capital stock	(3,170)	(316,977)	—	—	—	—	(316,977)
Net shares reclassified to mandatorily redeemable capital stock	(80)	(8,062)	—	—	—	—	(8,062)
Comprehensive income (loss)	—	—	21,873	5,468	27,341	(2,748)	24,593
Cash dividends on capital stock	—	—	(13,116)	—	(13,116)	—	(13,116)
BALANCE, MARCH 31, 2013	19,699	$1,969,855	$601,886	$34,288	$636,174	$146,890	$2,752,919

BALANCE, DECEMBER 31, 2013	26,916	$2,691,568	$627,473	$50,782	$678,255	$87,044	$3,456,867
Proceeds from issuance of capital stock	3,265	326,536	—	—	—	—	326,536
Repurchase/redemption of capital stock	(3,475)	(347,539)	—	—	—	—	(347,539)
Net shares reclassified to mandatorily redeemable capital stock	(2)	(178)	—	—	—	—	(178)
Comprehensive income	—	—	29,611	7,403	37,014	20,368	57,382
Cash dividends on capital stock	—	—	(18,867)	—	(18,867)	—	(18,867)
BALANCE, MARCH 31, 2014	26,704	$2,670,387	$638,217	$58,185	$696,402	$107,412	$3,474,201

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$37,014	$27,341
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	(3,732)	(3,405)
Net (gains) losses on trading securities	(24,203)	6,928
Net gains on sale of available-for-sale securities	(826)	—
Net gains on consolidated obligations held at fair value	(2)	(643)
Net change in derivatives and hedging activities	21,358	(5,702)
Net losses on extinguishment of debt	—	15,123
Other adjustments	(1,405)	4,700
Net change in:
Accrued interest receivable	(9,550)	(7,389)
Other assets	2,432	1,715
Accrued interest payable	21,390	6,556
Other liabilities	(831)	(4,754)
Total adjustments	4,631	13,129
Net cash provided by operating activities	41,645	40,470
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(38,196)	20,010
Securities purchased under agreements to resell	710,000	(2,020,000)
Federal funds sold	(675,000)	(450,000)
Premises, software, and equipment	(889)	(2,836)
Trading securities
Proceeds from maturities of long-term	7,003	4,595
Purchases of long-term	—	(140,579)
Available-for-sale securities
Proceeds from sales and maturities of long-term	505,237	272,647
Purchases of long-term	(1,216,342)	(374,076)
Held-to-maturity securities
Proceeds from maturities of long-term	132,733	411,323
Advances
Principal collected	15,911,267	12,788,054
Originated	(15,199,350)	(11,031,485)
Mortgage loans held for portfolio
Principal collected	191,569	526,708
Originated or purchased	(123,840)	(359,206)
Proceeds from sales of foreclosed assets	5,419	6,986
Net cash provided by (used in) investing activities	209,611	(347,859)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
FINANCING ACTIVITIES
Net change in deposits	3,233	15,530
Net payments on derivative contracts with financing elements	(1,971)	(1,984)
Net proceeds from issuance of consolidated obligations
Discount notes	36,783,899	20,614,205
Bonds	4,021,253	11,575,042
Payments for maturing and retiring consolidated obligations
Discount notes	(32,106,084)	(23,960,336)
Bonds	(8,998,239)	(7,659,844)
Bonds transferred to other FHLBanks	—	(92,606)
Proceeds from issuance of capital stock	326,536	232,180
Payments for repurchase/redemption of capital stock	(347,539)	(316,977)
Net payments for repurchase/redemption of mandatorily redeemable capital stock	(418)	(6,733)
Cash dividends paid	(18,867)	(13,116)
Net cash (used in) provided by financing activities	(338,197)	385,361
Net (decrease) increase in cash and due from banks	(86,941)	77,972
Cash and due from banks at beginning of the period	448,278	252,113
Cash and due from banks at end of the period	$361,337	$330,085

SUPPLEMENTAL DISCLOSURES
Interest paid	$181,037	$215,318
Affordable Housing Program payments	$1,939	$2,033
Transfers of mortgage loans to real estate owned	$3,255	$5,168

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

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2013, which are contained in the Bank's 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2014 (2013 Form 10-K).

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of results for the interim periods. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Descriptions of the Bank's significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” of the Bank's 2013 Form 10-K.

Reclassifications

Certain amounts in the Bank's 2013 financial statements and footnotes have been reclassified to conform to the presentation for the three months ended March 31, 2014.

During the first quarter of 2014, the Bank identified certain classification errors in its previously reported Note 10 - Allowance for Credit Losses - Individually Evaluated Impaired Loans for the year ended December 31, 2013 contained in the 2013 Form 10-K. Management has determined after evaluating the quantitative and qualitative aspects of the classification errors that such errors were not material to the previously issued financial statements and footnotes. The Bank will correct the recorded investment classification error in its 2014 first quarter Form 10-Q filing and the average recorded investment balances in its 2014 Form 10-K filing.

The following table summarizes the revisions to be made to the Bank’s footnote for December 31, 2013 in the 2014 first quarter Form 10-Q (dollars in thousands):

	Previously Reported	Revised
Recorded investment
Impaired loans with an allowance	$39,715	$19,719
Impaired loans without an allowance	1,125	21,121

The following table summarizes the revisions to be made to the Bank’s footnote for the year ended December 31, 2013 in the 2014 Form 10-K filing (dollars in millions):

	Previously Reported	Revised
Average recorded investment on impaired loans with an allowance	$48.9	$38.9
Average recorded investment on impaired loans without an allowance	1.2	11.2

Note 2 — Recently Adopted and Issued Accounting Guidance

ADOPTED ACCOUNTING GUIDANCE

Joint and Several Liability Arrangements

On February 28, 2013, the Financial Accounting Standards Board (FASB) issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance was fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligations as well as other information about these obligations. This guidance became effective for the Bank beginning on January 1, 2014 and was applied retrospectively to obligations with joint and several liabilities that existed at January 1, 2014. Based on how the Bank previously reported joint and several liability arrangements, the adoption of this guidance did not have an effect on the Bank's financial condition, results of operations, cash flows, or financial statement disclosures.

ISSUED ACCOUNTING GUIDANCE

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

On January 17, 2014, the FASB issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to real estate owned (REO). Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This guidance is effective for interim and annual periods beginning on or after December 15, 2014 and may be adopted under either the modified retrospective transition method or the prospective transition method. This guidance is not expected to affect the Bank’s financial condition, results of operations, or cash flows.

Finance Agency Advisory Bulletin on Asset Classification

On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for classifying assets and prescribes the timing of asset charge-offs, excluding investment securities. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adverse classification requirements were implemented as of January 1, 2014; this implementation did not have a material effect on the the Bank's financial condition, results of operations, or cash flows. The charge-off requirements should be implemented no later than January 1, 2015. This guidance will not have a material impact on the Bank's financial condition, results of operations, or cash flows.

Note 3 — Trading Securities

Major Security Types

Trading securities were as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Non-mortgage-backed securities
Other U.S. obligations	$264,070	$266,898
GSE obligations	57,166	54,971
Other[1]	269,988	263,354
Total non-mortgage-backed securities	591,224	585,223
Mortgage-backed securities
GSE - residential	444,349	433,150
Total fair value	$1,035,573	$1,018,373

1	Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

During the three months ended March 31, 2014, the Bank recorded net holding gains of $24.2 million on its trading securities compared to net holding losses of $6.9 million for the same period in 2013. The Bank did not sell any trading securities during the three months ended March 31, 2014 and 2013.

Note 4 — Available-for-Sale Securities

Major Security Type

Available-for-sale (AFS) securities were as follows (dollars in thousands):

	March 31, 2014
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations	$171,226	$6,031	$—	$177,257
GSE obligations	1,111,833	27,657	(3,161)	1,136,329
State or local housing agency obligations	25,978	—	(1,107)	24,871
Other[2]	166,279	7,656	—	173,935
Total non-mortgage-backed securities	1,475,316	41,344	(4,268)	1,512,392
Mortgage-backed securities
GSE - residential	7,253,423	79,402	(7,755)	7,325,070
Total	$8,728,739	$120,746	$(12,023)	$8,837,462

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

2	Consists of taxable municipal bonds.

AFS securities were as follows (dollars in thousands):

	December 31, 2013
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations	$175,097	$6,474	$(23)	$181,548
GSE obligations	1,101,693	27,845	(2,663)	1,126,875
State or local housing agency obligations	24,868	—	(1,897)	22,971
Other[2]	257,584	5,994	(4)	263,574
Total non-mortgage-backed securities	1,559,242	40,313	(4,587)	1,594,968
Mortgage-backed securities
GSE - residential	6,284,879	66,381	(13,708)	6,337,552
Total	$7,844,121	$106,694	$(18,295)	$7,932,520

1
Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, previous other-than-temporary impairment (OTTI) recognized in earnings, and/or fair value hedge accounting adjustments.

2	Consists of Private Export Funding Corporation bonds and taxable municipal bonds.

Unrealized Losses

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
GSE obligations	$284,693	$(1,422)	$58,550	$(1,739)	$343,243	$(3,161)
State or local housing agency obligations	17,918	(697)	6,953	(410)	24,871	(1,107)
Total non-mortgage-backed securities	302,611	(2,119)	65,503	(2,149)	368,114	(4,268)
Mortgage-backed securities
GSE - residential	1,540,074	(5,557)	564,953	(2,198)	2,105,027	(7,755)
Total	$1,842,685	$(7,676)	$630,456	$(4,347)	$2,473,141	$(12,023)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations	$38,342	$(23)	$—	$—	$38,342	$(23)
GSE obligations	135,655	(1,081)	59,061	(1,582)	194,716	(2,663)
State or local housing agency obligations	22,971	(1,897)	—	—	22,971	(1,897)
Other	10,190	(4)	—	—	10,190	(4)
Total non-mortgage-backed securities	207,158	(3,005)	59,061	(1,582)	266,219	(4,587)
Mortgage-backed securities
GSE - residential	2,156,010	(12,061)	263,983	(1,647)	2,419,993	(13,708)
Total	$2,363,168	$(15,066)	$323,044	$(3,229)	$2,686,212	$(18,295)

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	March 31, 2014		December 31, 2013
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$9,997	$10,011	$9,981	$10,071
Due after one year through five years	1,041,437	1,064,804	1,031,840	1,056,323
Due after five years through ten years	233,508	241,308	331,391	339,266
Due after ten years	190,374	196,269	186,030	189,308
Total non-mortgage-backed securities	1,475,316	1,512,392	1,559,242	1,594,968
Mortgage-backed securities	7,253,423	7,325,070	6,284,879	6,337,552
Total	$8,728,739	$8,837,462	$7,844,121	$7,932,520

Net Gains on Sale of AFS Securities

During the three months ended March 31, 2014, the Bank received $97.2 million in proceeds from the sale of an AFS security and recognized a gross gain of $0.8 million. During the three months ended March 31, 2013, the Bank did not sell any AFS securities.

Note 5 — Held-to-Maturity Securities

Major Security Types

Held-to-maturity (HTM) securities were as follows (dollars in thousands):

	March 31, 2014
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$306,425	$43,463	$—	$349,888
State or local housing agency obligations	68,259	4,643	—	72,902
Other[2]	680	—	—	680
Total non-mortgage-backed securities	375,364	48,106	—	423,470
Mortgage-backed securities
Other U.S. obligations - residential	4,745	17	—	4,762
Other U.S. obligations - commercial	1,914	1	(1)	1,914
GSE - residential	1,234,260	29,039	(374)	1,262,925
Private-label - residential	28,948	188	(555)	28,581
Total mortgage-backed securities	1,269,867	29,245	(930)	1,298,182
Total	$1,645,231	$77,351	$(930)	$1,721,652

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization.

2	Consists of an investment in a Small Business Investment Company.

HTM securities were as follows (dollars in thousands):

	December 31, 2013
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$306,853	$30,862	$—	$337,715
State or local housing agency obligations	72,662	2,518	—	75,180
Other[2]	807	—	—	807
Total non-mortgage-backed securities	380,322	33,380	—	413,702
Mortgage-backed securities
Other U.S. obligations - residential	5,303	22	—	5,325
Other U.S. obligations - commercial	1,985	6	—	1,991
GSE - residential	1,360,705	31,937	(426)	1,392,216
Private-label - residential	29,991	63	(689)	29,365
Total mortgage-backed securities	1,397,984	32,028	(1,115)	1,428,897
Total	$1,778,306	$65,408	$(1,115)	$1,842,599

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization.

2	Consists of an investment in a Small Business Investment Company.

Unrealized Losses

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
Other U.S. obligations - commercial	$705	$(1)	$—	$—	$705	$(1)
GSE - residential	67,265	(67)	107,472	(307)	174,737	(374)
Private-label - residential	—	—	18,860	(555)	18,860	(555)
Total mortgage-backed securities	$67,970	$(68)	$126,332	$(862)	$194,302	$(930)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
GSE - residential	$71,023	$(54)	$113,532	$(372)	$184,555	$(426)
Private-label - residential	—	—	19,517	(689)	19,517	(689)
Total mortgage-backed securities	$71,023	$(54)	$133,049	$(1,061)	$204,072	$(1,115)

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	March 31, 2014		December 31, 2013
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$680	$680	$807	$807
Due after ten years	374,684	422,790	379,515	412,895
Total non-mortgage-backed securities	375,364	423,470	380,322	413,702
Mortgage-backed securities	1,269,867	1,298,182	1,397,984	1,428,897
Total	$1,645,231	$1,721,652	$1,778,306	$1,842,599

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

Private-Label Mortgage-Backed Securities

On a quarterly basis, the Bank engages other designated FHLBanks to perform cash flow analyses on its private-label mortgage-backed securities (MBS) using two third-party models in order to assess whether the entire amortized cost bases of these securities will be recovered. To ensure consistency in the determination of OTTI, an OTTI Governance Committee, comprised of representation from all 12 FHLBanks, is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies used by the designated FHLBanks when generating the cash flow projections. As of March 31, 2014, the Bank obtained cash flow analyses for all of its private-label MBS from its designated FHLBanks.

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

The OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of three percent to an increase of nine percent over the twelve month period beginning January 1, 2014. For the vast majority of markets, the change in short-term housing price forecast ranges from one percent to four percent. Thereafter, home prices were projected to recover using one of five different recovery paths.

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

The Bank compared the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At March 31, 2014, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at March 31, 2014.

All Other Investment Securities

On a quarterly basis, the Bank reviews all remaining AFS and HTM securities in an unrealized loss position to determine whether they are other-than temporarily impaired. The following was determined for the Bank's other investment securities in an unrealized loss position at March 31, 2014:

•
Other U.S. obligations and GSE securities. The unrealized losses were due primarily to interest rate volatility. The strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at March 31, 2014.

•
State housing agency obligations and taxable municipal bonds. The unrealized losses were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements was sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at March 31, 2014.

Note 7 — Advances

Contractual Maturity

The following table summarizes the Bank's advances outstanding by contractual maturity (dollars in thousands):

	March 31, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$54	3.28	$—	—
Due in one year or less	7,279,973	0.57	6,948,856	0.60
Due after one year through two years	3,484,560	1.29	4,479,162	0.95
Due after two years through three years	3,568,432	1.57	2,936,056	1.76
Due after three years through four years	3,550,565	2.47	3,298,142	2.28
Due after four years through five years	21,622,027	0.43	20,558,211	0.54
Thereafter	5,142,719	1.08	7,139,820	0.85
Total par value	44,648,330	0.85	45,360,247	0.84
Premiums	149		153
Discounts	(7,514)		(7,879)
Fair value hedging adjustments	282,821		297,699
Total	$44,923,786		$45,650,220

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call date, the borrower typically pays a higher fixed rate for the advance relative to an equivalent maturity, noncallable, fixed rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At March 31, 2014 and December 31, 2013, the Bank had callable advances outstanding totaling $26.3 billion and $26.4 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise dates, and the borrower may then apply for a new advance at the prevailing market rate. Generally, put options are exercised when interest rates increase. At both March 31, 2014 and December 31, 2013, the Bank had putable advances outstanding totaling $2.4 billion.

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

	For the Three Months Ended
	March 31,
	2014	2013
Gross prepayment fee income	$331	$2,524
Fair value hedging adjustments[1]	(165)	(703)
Prepayment fees on advances, net	$166	$1,821

1	Represents the amortization/accretion of fair value hedging adjustments on closed advance hedge relationships resulting from advance prepayments.

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

The following table presents information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	March 31, 2014	December 31, 2013
Fixed rate, medium-term single family mortgages[1]	$1,611,723	$1,668,190
Fixed rate, long-term single family mortgages	4,806,520	4,823,351
Total unpaid principal balance	6,418,243	6,491,541
Premiums	79,986	80,911
Discounts	(14,816)	(15,652)
Basis adjustments from mortgage loan commitments	8,530	8,493
Total mortgage loans held for portfolio	6,491,943	6,565,293
Allowance for credit losses	(7,400)	(8,000)
Total mortgage loans held for portfolio, net	$6,484,543	$6,557,293

1	Medium-term is defined as a term of 15 years or less.

The following table presents the Bank's mortgage loans held for portfolio by collateral or guarantee type (dollars in thousands):

	March 31, 2014	December 31, 2013
Conventional loans	$5,870,487	$5,944,999
Government-insured loans	547,756	546,542
Total unpaid principal balance	$6,418,243	$6,491,541

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

Credit Products

The Bank manages its credit exposure to credit products through an approach that includes establishing a credit limit for each borrower, ongoing reviews of each borrower's financial condition, and detailed collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the Bank lends to eligible borrowers in accordance with the FHLBank Act, Finance Agency regulations, and other applicable laws.

The Bank is required by regulation to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the unpaid principal balance or market value, if available, of the collateral. Eligible collateral includes (i) whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Government National Mortgage Association and Federal Family Education Loan Program guaranteed student loans, (iii) cash deposited with the Bank, and (iv) other real estate-related collateral acceptable to the Bank provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In addition, community financial institutions may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that the Bank has a lien on each member's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can also require additional or substitute collateral to protect its security interest. The Bank periodically evaluates and makes changes to its collateral guidelines and collateral haircuts.

Borrowers may pledge collateral to the Bank by executing a blanket lien, specifically assigning collateral, or placing physical possession of collateral with the Bank or its custodians. The Bank perfects its security interest in all pledged collateral by filing Uniform Commercial Code financing statements or by taking possession or control of the collateral. Under the FHLBank Act, any security interest granted to the Bank by its members, or any affiliates of its members, has priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), unless those claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that have perfected security interests.
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

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At March 31, 2014 and December 31, 2013, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At March 31, 2014 and December 31, 2013, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings (TDRs) related to credit products during the three months ended March 31, 2014 and 2013.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of March 31, 2014 and December 31, 2013. Accordingly, the Bank has not recorded any allowance for credit losses.

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any principal losses incurred on these loans that are not recovered from the guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at March 31, 2014 and December 31, 2013. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

•
First Loss Account. The first loss account (FLA) is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. Credit enhancement fees paid totaled $1.1 million during both the three months ended March 31, 2014 and 2013. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments with a PFI credit enhancement obligation was $87.9 million and $87.3 million at March 31, 2014 and December 31, 2013.

•
Credit Enhancement Obligation of PFI. PFIs have a credit enhancement obligation at the time a mortgage loan is purchased to absorb certain losses in excess of the FLA in order to limit the Bank's loss exposure to that of an investor in an MBS that is rated the equivalent of AA by a nationally recognized statistical rating organization (NRSRO). PFIs pledge collateral to secure this obligation.

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

Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not. At March 31, 2014 and December 31, 2013, the Bank determined that the amount of performance-based credit enhancement fees available for recapture from the PFIs at the master commitment level was immaterial. As such, it did not factor credit enhancement fees into its estimate of the allowance for credit losses.

PFI Credit Enhancement Obligation. When reserving for estimated credit losses, the Bank may take into consideration the PFI credit enhancement obligation, which is intended to absorb losses in excess of the FLA. At March 31, 2014 and December 31, 2013, the Bank determined that the amount of credit enhancement obligation available to offset losses was immaterial. As such, it did not factor credit enhancement obligation into its estimate of the allowance for credit losses.

Allowance for Credit Losses on Conventional Mortgage Loans

The following table presents a rollforward of the allowance for credit losses on the Bank's conventional mortgage loan portfolio (dollars in thousands):

	For the Three Months Ended
	March 31,
	2014	2013
Balance, beginning of period	$8,000	$15,793
Charge-offs	(266)	(540)
Reversal for credit losses	(334)	—
Balance, end of period	$7,400	$15,253

The following table summarizes the allowance for credit losses and recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in thousands):

	March 31, 2014	December 31, 2013
Allowance for credit losses
Collectively evaluated for impairment	$2,600	$4,500
Individually evaluated for impairment	4,800	3,500
Total allowance for credit losses	$7,400	$8,000
Recorded investment[1]
Collectively evaluated for impairment	$5,903,515	$5,996,590
Individually evaluated for impairment, with or without a related allowance	58,816	40,840
Total recorded investment	$5,962,331	$6,037,430

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

The Bank evaluates certain conventional mortgage loans for impairment individually. Prior to January 1, 2014, these loans were limited to TDRs and collateral-dependent loans (i.e., loans in which repayment is expected to be provided solely by the sale of the underlying collateral). Beginning January 1, 2014, the Bank expanded the population of individually evaluated mortgage loans to include loans that are 180 days or more delinquent and loans that are not severely delinquent, but where the borrower has filed for bankruptcy.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollars in thousands):

	March 31, 2014
	Conventional	Government Insured	Total
Past due 30 - 59 days	$61,423	$15,575	$76,998
Past due 60 - 89 days	21,655	5,259	26,914
Past due 90 - 179 days	18,440	4,163	22,603
Past due 180 days or more	47,508	5,315	52,823
Total past due loans	149,026	30,312	179,338
Total current loans	5,813,305	532,453	6,345,758
Total recorded investment of mortgage loans[1]	$5,962,331	$562,765	$6,525,096

In process of foreclosure (included above)[2]	$34,792	$2,805	$37,597
Serious delinquency rate[3]	1.1%	1.7%	1.2%
Past due 90 days or more and still accruing interest[4]	$—	$9,478	$9,478
Non-accrual mortgage loans[5]	$69,284	$—	$69,284

	December 31, 2013
	Conventional	Government Insured	Total
Past due 30 - 59 days	$75,521	$19,714	$95,235
Past due 60 - 89 days	21,925	7,128	29,053
Past due 90 - 179 days	17,864	5,515	23,379
Past due 180 days or more	50,271	4,130	54,401
Total past due loans	165,581	36,487	202,068
Total current loans	5,871,849	524,947	6,396,796
Total recorded investment of mortgage loans[1]	$6,037,430	$561,434	$6,598,864

In process of foreclosure (included above)[2]	$37,582	$1,106	$38,688
Serious delinquency rate[3]	1.1%	1.7%	1.2%
Past due 90 days or more and still accruing interest[4]	$—	$9,645	$9,645
Non-accrual mortgage loans[5]	$71,221	$—	$71,221

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

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

	March 31, 2014		December 31, 2013
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Impaired loans with an allowance	$23,575	$4,800	$19,719	$3,500
Impaired loans without an allowance	35,241	—	21,121	—
Total	$58,816	$4,800	$40,840	$3,500

The Bank did not recognize any interest income on impaired loans during the three months ended March 31, 2014 and 2013. The average recorded investment on impaired loans with an allowance was $21.6 million and $54.1 million during the three months ended March 31, 2014 and 2013. The average recorded investment on impaired loans without an allowance was $28.2 million and $1.1 million during the three months ended March 31, 2014 and 2013.

Real Estate Owned. At March 31, 2014 and December 31, 2013, the Bank had $10.8 million and $12.2 million of REO recorded as a component of "Other assets" in the Statements of Condition.

Term Securities Purchased Under Agreements to Resell

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at March 31, 2014 and December 31, 2013.

Off-Balance Sheet Credit Exposures

At March 31, 2014 and December 31, 2013, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank's off-balance sheet credit exposures, see "Note 14 — Commitments and Contingencies."

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

The Bank transacts most of its derivative transactions with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed directly with a counterparty (bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Derivative Clearing Organization (cleared derivatives).

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

Types of Derivatives

The Bank may use the following derivative instruments:

•	interest rate swaps;

•	options;

•	swaptions;

•	interest rate caps and floors; and

•	future/forward contracts.

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

The Bank may have the following types of hedged items:

•	investment securities;

•	advances;

•	mortgage loans;

•	consolidated obligations; and

•	firm commitments.

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

The following tables summarize the Bank's fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in thousands):

	March 31, 2014
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$29,158,294	$134,156	$377,107
Derivatives not designated as hedging instruments
Interest rate swaps	1,239,344	41,284	33,819
Forward settlement agreements (TBAs)	41,500	76	16
Mortgage delivery commitments	43,757	25	75
Total derivatives not designated as hedging instruments	1,324,601	41,385	33,910
Total derivatives before netting and collateral adjustments	$30,482,895	175,541	411,017
Netting adjustments		(46,059)	(46,059)
Cash collateral and related accrued interest		(25,452)	(315,485)
Total netting adjustments and cash collateral[1]		(71,511)	(361,544)
Total derivative assets and total derivative liabilities		$104,030	$49,473

	December 31, 2013
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$32,537,432	$181,724	$391,597
Derivatives not designated as hedging instruments
Interest rate swaps	1,757,673	72,439	25,102
Forward settlement agreements (TBAs)	28,000	160	3
Mortgage delivery commitments	29,651	6	124
Total derivatives not designated as hedging instruments	1,815,324	72,605	25,229
Total derivatives before netting and collateral adjustments	$34,352,756	254,329	416,826
Netting adjustments		(82,293)	(82,293)
Cash collateral and related accrued interest		(79,025)	(277,113)
Total netting adjustments and cash collateral[1]		(161,318)	(359,406)
Total derivative assets and total derivative liabilities		$93,011	$57,420

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

The following table summarizes the components of “Net (losses) gains on derivatives and hedging activities” as presented in the Statements of Income (dollars in thousands):

	For the Three Months Ended
	March 31,
	2014	2013
Derivatives designated as hedging instruments
Interest rate swaps	$(6,461)	$(550)
Derivatives not designated as hedging instruments
Interest rate swaps	(13,087)	12,967
Interest rate caps	—	1,049
Forward settlement agreements (TBAs)	(530)	599
Mortgage delivery commitments	487	(681)
Net interest settlements	(3,493)	(2,454)
Total net (losses) gains related to derivatives not designated as hedging instruments	(16,623)	11,480
Net (losses) gains on derivatives and hedging activities	$(23,084)	$10,930

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the effect of those derivatives on the Bank's net interest income (dollars in thousands):

	For the Three Months Ended March 31, 2014
Hedged Item Type	(Losses) Gains on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(87,933)	$80,581	$(7,352)	$(24,713)
Advances	13,200	(12,767)	433	(40,294)
Consolidated obligation bonds	15,128	(14,670)	458	11,251
Total	$(59,605)	$53,144	$(6,461)	$(53,756)

	For the Three Months Ended March 31, 2013
Hedged Item Type	Gains (Losses) on Derivatives	(Losses) Gains on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$2,959	$(2,680)	$279	$(4,346)
Advances	45,079	(44,139)	940	(42,590)
Consolidated obligation bonds	(24,002)	22,233	(1,769)	17,339
Total	$24,036	$(24,586)	$(550)	$(29,597)
1    The net interest income on derivatives in fair value hedge relationships is included in the interest income or interest expense line item of the respective hedged item type.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative contracts. The Bank manages credit risk through credit analyses, collateral requirements, and adherence to the requirements set forth in the Bank's policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations. For bilateral derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. The Bank requires collateral agreements with collateral delivery thresholds on the majority of its bilateral derivatives.

For cleared derivatives, the Clearinghouse is the Bank's counterparty. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily through a clearing agent for changes in the fair value of cleared derivatives.

The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and has determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default, including a bankruptcy, insolvency, or similar proceeding involving the Clearinghouse or the clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse.

A majority of the Bank's bilateral derivative contracts contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2014 was $264.9 million, for which the Bank posted collateral of $217.6 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $25.5 million of collateral to its bilateral derivative counterparties at March 31, 2014.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents at March 31, 2014.

Offsetting of Derivative Assets and Derivative Liabilities

The Bank presents derivative instruments, related cash collateral, including initial and variation margin, received or pledged, and associated accrued interest on a net basis by clearing agent and/or by counterparty when it has met the netting requirements. The following table presents the fair value of derivative instruments meeting or not meeting the netting requirements, including the related collateral received from or pledged to counterparties (dollars in thousands):

	March 31, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Bilateral derivatives	$163,601	$386,196	$209,378	$411,289
Cleared derivatives	11,915	24,746	44,945	5,413
Total gross recognized amount	175,516	410,942	254,323	416,702
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(144,635)	(336,798)	(195,177)	(353,993)
Cleared derivatives	73,124	(24,746)	33,859	(5,413)
Total gross amounts of netting adjustments and cash collateral	(71,511)	(361,544)	(161,318)	(359,406)
Net amounts after netting adjustments
Bilateral derivatives	18,966	49,398	14,201	57,296
Cleared derivatives	85,039	—	78,804	—
Total net amounts after netting adjustments	104,005	49,398	93,005	57,296
Bilateral derivative instruments not meeting netting requirements[1]	25	75	6	124
Total derivative assets and total derivative liabilities
Bilateral derivatives	18,991	49,473	14,207	57,420
Cleared derivatives	85,039	—	78,804	—
Total derivative assets and total derivative liabilities presented in the Statements of Condition[2]	$104,030	$49,473	$93,011	$57,420

1	Represents mortgage delivery commitments.

2	Represents the net unsecured amount of credit exposure.

Note 11 — Consolidated Obligations

Consolidated obligations consist of bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. Bonds are issued primarily to raise intermediate- and long-term funds for the Bank and are not subject to any statutory or regulatory limits on their maturity. Discount notes are issued primarily to raise short-term funds for the Bank and have original maturities of up to one year. Discount notes sell at or below their face amount and are redeemed at par value when they mature.

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At March 31, 2014 and December 31, 2013, the total par value of outstanding consolidated obligations of the 12 FHLBanks was $753.9 billion and $766.8 billion.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$42,823,217	0.09	$38,143,400	0.10
Discounts	(7,348)		(6,748)
Total	$42,815,869		$38,136,652

BONDS

The following table summarizes the Bank's bonds outstanding by year of contractual maturity (dollars in thousands):

	March 31, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$11,788,265	0.46	$17,437,015	0.33
Due after one year through two years	2,199,905	3.12	2,485,075	3.03
Due after two years through three years	2,557,655	2.67	1,864,840	3.48
Due after three years through four years	2,184,880	3.85	2,080,710	4.21
Due after four years through five years	632,795	1.65	582,735	1.60
Thereafter	5,667,660	2.98	5,545,470	2.96
Index amortizing notes	197,246	5.21	209,600	5.21
Total par value	25,228,406	1.84	30,205,445	1.56
Premiums	20,826		22,027
Discounts	(17,306)		(17,751)
Fair value hedging adjustments	(7,181)		(14,186)
Fair value option adjustments	—		33
Total	$25,224,745		$30,195,568

The following table summarizes the Bank's bonds outstanding by call features (dollars in thousands):

	December 31,
	2014	2013
Noncallable or nonputable	$21,928,406	$26,765,445
Callable	3,300,000	3,440,000
Total par value	$25,228,406	$30,205,445

Extinguishment of Debt

During the three months ended March 31, 2014, the Bank did not extinguish any debt. During the three months ended March 31, 2013, the Bank extinguished bonds with a total par value of $92.1 million and recognized losses of $15.1 million in other income (loss).

Note 12 — Capital

The Bank is subject to three regulatory capital requirements:

•
Risk-based capital. The Bank must maintain at all times permanent capital greater than or equal to the sum of its credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, which includes mandatorily redeemable capital stock and retained earnings, can satisfy this risk-based capital requirement.

•
Regulatory capital. The Bank is required to maintain a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all capital stock, including mandatorily redeemable capital stock, and retained earnings. It does not include accumulated other comprehensive income (AOCI).

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At March 31, 2014 and December 31, 2013, the Bank did not have any nonpermanent capital.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations. The following table shows the Bank's compliance with the Finance Agency's regulatory capital requirements (dollars in thousands):

	March 31, 2014		December 31, 2013
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$612,723	$3,375,269	$676,384	$3,378,542
Regulatory capital	$2,915,566	$3,375,269	$2,920,161	$3,378,542
Leverage capital	$3,644,457	$5,062,903	$3,650,201	$5,067,814
Capital-to-assets ratio	4.00%	4.63%	4.00%	4.63%
Leverage ratio	5.00%	6.95%	5.00%	6.94%

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

Excess Stock

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At March 31, 2014 and December 31, 2013, the Bank had no excess capital stock outstanding.

Mandatorily Redeemable Capital Stock

The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) when a member engages in any of the following activities: (i) submits a written notice to redeem all or part of its capital stock, (ii) submits a written notice of its intent to withdraw from membership, or (iii) terminates its membership voluntarily as a result of a consolidation into a non-member or into a member of another FHLBank. Dividends on mandatorily redeemable capital stock are classified as interest expense in the Statements of Income. At March 31, 2014 and December 31, 2013, the Bank's mandatorily redeemable capital stock totaled $8.5 million and $8.7 million.

Restricted Retained Earnings

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. It requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At March 31, 2014 and December 31, 2013, the Bank's restricted retained earnings account totaled $58.2 million and $50.8 million.

Accumulated Other Comprehensive Income

The following table summarizes the changes in AOCI (dollars in thousands):

	Net unrealized gains on AFS securities (Notes 4 and 6)	Pension and postretirement benefits	Total AOCI
Balance, December 31, 2012	$152,781	$(3,143)	$149,638
Other comprehensive (loss) income before reclassifications
Net unrealized losses	(2,972)	—	(2,972)
Reclassifications from other comprehensive income to net income
Amortization - pension and postretirement	—	224	224
Net current period other comprehensive (loss) income	(2,972)	224	(2,748)
Balance, March 31, 2013	$149,809	$(2,919)	$146,890

Balance, December 31, 2013	$88,399	$(1,355)	$87,044
Other comprehensive income (loss) before reclassifications
Net unrealized gains	21,150	—	21,150
Reclassifications from other comprehensive income to net income
Net realized gains on sale of securities	(826)	—	(826)
Amortization - pension and postretirement	—	44	44
Net current period other comprehensive income	20,324	44	20,368
Balance, March 31, 2014	$108,723	$(1,311)	$107,412

Note 13 — Fair Value

Fair value amounts are determined by the Bank using available market information and reflect the Bank's best judgment of appropriate valuation methods. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability.

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the three months ended March 31, 2014 and 2013.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial instruments assets and liabilities at March 31, 2014 (dollars in thousands). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$361,337	$361,337	$—	$—	$—	$361,337
Interest-bearing deposits	1,684	—	1,658	—	—	1,658
Securities purchased under agreements to resell	7,490,000	—	7,490,000	—	—	7,490,000
Federal funds sold	1,875,000	—	1,875,000	—	—	1,875,000
Trading securities	1,035,573	—	1,035,573	—	—	1,035,573
Available-for-sale securities	8,837,462	—	8,837,462	—	—	8,837,462
Held-to-maturity securities	1,645,231	—	1,693,071	28,581	—	1,721,652
Advances	44,923,786	—	45,055,024	—	—	45,055,024
Mortgage loans held for portfolio, net	6,484,543	—	6,617,422	70,280	—	6,687,702
Accrued interest receivable	81,858	—	81,858	—	—	81,858
Derivative assets, net	104,030	76	175,465	—	(71,511)	104,030
Other assets	10,548	10,548	—	—	—	10,548
Liabilities
Deposits	(755,872)	—	(755,872)	—	—	(755,872)
Discount notes	(42,815,869)	—	(42,818,211)	—	—	(42,818,211)
Bonds	(25,224,745)	—	(25,865,708)	—	—	(25,865,708)
Mandatorily redeemable capital stock	(8,479)	(8,479)	—	—	—	(8,479)
Accrued interest payable	(102,842)	—	(102,842)	—	—	(102,842)
Derivative liabilities, net	(49,473)	(16)	(411,001)	—	361,544	(49,473)
Other
Standby letters of credit	(1,539)	—	—	(1,539)	—	(1,539)
Standby bond purchase agreements	—	—	3,401	—	—	3,401

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial assets and liabilities at December 31, 2013 (dollars in thousands):

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

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

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

Investment Securities. The Bank's valuation technique incorporates prices from four designated third-party pricing vendors, when available. The pricing vendors generally use various proprietary models to price investment securities. The inputs to those models are derived from various sources including, but not limited to, benchmark securities and yields, reported trades, dealer estimates, issuer spreads, bids, offers, and other market-related data. Since many investment securities do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established process in place to challenge investment valuations, which facilitates resolution of questionable prices identified by the Bank. Annually, the Bank conducts reviews of the four pricing vendors to confirm and further augment its understanding of the vendors' pricing processes, methodologies, and control procedures for investment securities.

The Bank's valuation technique for estimating the fair values of its investment securities first requires the establishment of a “median” price for each security. If four prices are received, the average of the middle two prices is the median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the final price) subject to validation of outliers.

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

As of March 31, 2014 and December 31, 2013, three or four prices were received for substantially all of the Bank's investment securities and the final prices for substantially all of those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

As an additional step, the Bank reviews the final fair value estimates of its private-label MBS holdings quarterly for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private-label MBS using the estimated fair value derived from the process previously described and the security's projected cash flows from the Bank's OTTI process. These yields were compared to the market yield of comparable securities according to dealers and/or other third-party sources. This analysis did not indicate any significant variances. Therefore, the Bank determined that its fair value estimates for private-label MBS were appropriate at March 31, 2014.

Advances. The fair value of advances is determined by calculating the present value of the expected future cash flows, excluding the amount for accrued interest receivable. The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms. In accordance with Finance Agency regulations, advances generally require a prepayment fee sufficient to make the Bank financially indifferent to a borrower's decision to prepay the advances. Therefore, the fair value of advances does not assume prepayment risk.

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

Mortgage Loans Held for Portfolio. The fair value of mortgage loans held for portfolio is estimated based on quoted market prices of similar mortgage loans available in the market, if available, or modeled prices. The modeled prices start with prices for new MBS issued by GSEs or similar new mortgage loans. The prices are adjusted for credit risk, servicing spreads, seasoning, and cash flow remittances. The prices for new MBS or similar new mortgage loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in expected prepayment rates often have a material effect on the fair value estimates.

Impaired Mortgage Loans Held for Portfolio. The fair value of impaired mortgage loans held for portfolio is estimated by obtaining property values from an external pricing vendor. This vendor utilizes multiple pricing models that generally factor in market observable inputs, including actual sales transactions and home price indices, and considers underlying property characteristics. The Bank applies an adjustment to these values to capture certain limitations in the estimation process and takes into consideration estimated selling costs and expected PMI proceeds. In limited instances, the Bank may estimate the fair value of an impaired mortgage loan by calculating the present value of expected future cash flows discounted at the loan's effective interest rate.

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

The Bank's discounted cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). The Bank uses the following inputs for measuring the fair value of interest-related derivatives:

•	Discount rate assumption. The Bank utilizes the OIS curve.

•	Forward interest rate assumption. The Bank utilizes the London Interbank Offered Rate (LIBOR) swap curve.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

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

Fair Value on a Recurring Basis

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at March 31, 2014 (dollars in thousands):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$264,070	$—	$—	$264,070
GSE obligations	—	57,166	—	—	57,166
Other non-MBS	—	269,988	—	—	269,988
GSE MBS - residential	—	444,349	—	—	444,349
Total trading securities	—	1,035,573	—	—	1,035,573
Available-for-sale securities
Other U.S. obligations	—	177,257	—	—	177,257
GSE obligations	—	1,136,329	—	—	1,136,329
State or local housing agency obligations	—	24,871	—	—	24,871
Other non-MBS	—	173,935	—	—	173,935
GSE MBS - residential	—	7,325,070	—	—	7,325,070
Total available-for-sale securities	—	8,837,462	—	—	8,837,462
Derivative assets, net
Interest-rate related	—	175,440	—	(71,495)	103,945
Forward settlement agreements (TBAs)	76	—	—	(16)	60
Mortgage delivery commitments	—	25	—	—	25
Total derivative assets, net	76	175,465	—	(71,511)	104,030
Other assets	10,548	—	—	—	10,548
Total recurring assets at fair value	$10,624	$10,048,500	$—	$(71,511)	$9,987,613
Liabilities
Derivative liabilities, net
Interest-rate related	—	(410,926)	—	361,528	(49,398)
Forward settlement agreements (TBAs)	(16)	—	—	16	—
Mortgage delivery commitments	—	(75)	—	—	(75)
Total derivative liabilities, net	(16)	(411,001)	—	361,544	(49,473)
Total recurring liabilities at fair value	$(16)	$(411,001)	$—	$361,544	$(49,473)

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

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

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

2	Represents bonds recorded under the fair value option.

Fair Value on a Non-Recurring Basis

The Bank measures certain impaired mortgage loans held for portfolio and REO at level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. In the case of impaired mortgage loans, the Bank estimates fair value based primarily on property values from an external pricing vendor. These values are further adjusted by the Bank to capture certain limitations in the estimation process and take into consideration estimated selling costs and expected PMI proceeds. In the case of REO, the Bank estimates fair value based on a current property value from the MPF Servicer or a broker price opinion adjusted for estimated selling costs and expected PMI proceeds.

The following table summarizes impaired mortgage loans held for portfolio and REO that were recorded at fair value as a result of a non-recurring change in fair value having been recorded in the quarter then ended (dollars in thousands):

	March 31, 2014	December 31, 2013
Impaired mortgage loans held for portfolio	$18,775	$37,340
Real estate owned	158	571
Total non-recurring assets	$18,933	$37,911

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

The following table summarizes the activity related to consolidated obligations for which the fair value option has been elected (dollars in thousands):

	For the Three Months Ended
	March 31,
Bonds	2014	2013
Balance, beginning of period	$50,033	$1,866,985
New bonds elected for fair value option	—	—
Maturities and terminations	(50,000)	(715,000)
Net gains on bonds held at fair value	(2)	(643)
Change in accrued interest	(31)	(400)
Balance, end of period	$—	$1,150,942

For consolidated obligations recorded under the fair value option, the related contractual interest expense is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net gains on consolidated obligations held at fair value” in the Statements of Income. At March 31, 2014, all bonds previously elected under the fair value option had matured. At December 31, 2013, the Bank determined no credit risk adjustments for nonperformance were necessary to the consolidated obligations recorded under the fair value option.

The following table summarizes the difference between the unpaid principal balance and fair value of outstanding bonds for which the fair value option has been elected (dollars in thousands):

	March 31, 2014	December 31, 2013
Unpaid principal balance	$—	$50,000
Fair value	—	50,033
Fair value over unpaid principal balance	$—	$33

Note 14 — Commitments and Contingencies

Joint and Several Liability. The 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At March 31, 2014 and December 31, 2013, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $685.9 billion and $698.5 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in thousands):

	March 31, 2014			December 31, 2013
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding	$4,016,546	$42,765	$4,059,311	$4,303,732
Standby bond purchase agreements outstanding	29,737	574,536	604,273	619,338
Commitments to purchase mortgage loans	43,757	—	43,757	29,651
Commitments to issue bonds	237,300	—	237,300	29,289
Commitments to issue discount notes	—	—	—	399,831
Other commitments	—	98,475	98,475	100,000

Standby Letters of Credit. A standby letter of credit is a financing arrangement between the Bank and a member. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2020. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $1.5 million and $1.8 million at March 31, 2014 and December 31, 2013.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at March 31, 2014 and December 31, 2013 is reported in “Note 13 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2016. At March 31, 2014 and December 31, 2013, the Bank had standby bond purchase agreements with four housing associates. During the three months ended March 31, 2014 and 2013, the Bank was not required to purchase any bonds under these agreements. For both the three months ended March 31, 2014 and 2013, the Bank received fees for the guarantees that amounted to $0.5 million. The estimated fair value of standby bond purchase agreements at March 31, 2014 and December 31, 2013 is reported in “Note 13 — Fair Value.”

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at March 31, 2014 and December 31, 2013 is reported in “Note 10 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Commitments to Issue Bonds and Discount Notes. At March 31, 2014, the Bank had commitments to issue $237.3 million of consolidated obligation bonds. At December 31, 2013, the Bank had commitments to issue $29.3 million of consolidated obligation bonds and $399.8 million of consolidated obligation discount notes.

Other Commitments. On December 30, 2013, the Bank entered into an agreement with the Iowa Finance Authority (IFA) to purchase up to $100.0 million of taxable multi-family mortgage revenue bonds. The agreement expires on June 30, 2015. As of March 31, 2014, the Bank had purchased $1.5 million of bonds under the IFA agreement. These bonds are classified as AFS in the Bank's Statements of Condition.

The Bank is contractually obligated to pay the FHLBank of Chicago a service fee for its participation in the MPF program. This service fee expense is recorded in other expense. Refer to “Note 16 — Transactions with Other FHLBanks” for additional details.

In conjunction with its sale of certain mortgage loans to Fannie Mae through the FHLBank of Chicago in 2009, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $0.8 million by December 31, 2015 and $0.3 million by December 31, 2020. At March 31, 2014, the FHLBank of Chicago had not requested any indemnification payments from the Bank pursuant to this agreement.
Legal Proceedings. The Bank is not currently aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which it is a party or of which any of its property is the subject.

Note 15 — Transactions with Stockholders

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

Transactions with Directors' Financial Institutions

In the normal course of business, the Bank extends credit to its members whose directors and officers serve as Bank directors (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms and conditions as those with any other member.

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Advances	700,976	1.6	614,566	1.4
Mortgage loans	191,122	3.0	94,163	1.5
Deposits	3,044	0.4	2,550	0.4
Capital stock	49,524	1.8	40,982	1.5

Business Concentrations

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At March 31, 2014, the Bank had the following business concentrations with stockholders (dollars in thousands):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[1]
Wells Fargo Bank, N.A.	$770,000	28.7	$19,000,000	$—	$12,168
Superior Guaranty Insurance Company[2]	57,157	2.1	—	1,404,477	—
Total	$827,157	30.9	$19,000,000	$1,404,477	$12,168

1	Represents interest income earned on advances during the three months ended March 31, 2014.

2	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

At December 31, 2013, the Bank had the following business concentrations with stockholders (dollars in thousands):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[1]
Wells Fargo Bank, N.A.	$770,000	28.5	$19,000,000	$—	$14,470
Superior Guaranty Insurance Company[2]	60,130	2.2	—	1,477,856	—
Total	$830,130	30.7	$19,000,000	$1,477,856	$14,470

1	Represents interest income earned on advances during the year ended December 31, 2013.

2	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Note 16 — Transactions with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago for its participation in the MPF program. This service fee expense is recorded in other expense. For the three months ended March 31, 2014 and 2013, the Bank recorded $0.7 million and $0.6 million in service fee expense to the FHLBank of Chicago.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The Bank loaned $10.0 million to the FHLBank of Topeka and borrowed $70.0 million from the FHLBank of Atlanta during the three months ended March 31, 2014. At March 31, 2014, none of these transactions were outstanding on the Bank's Statements of Condition. The Bank did not loan or borrow any funds from other FHLBanks during the three months ended March 31, 2013.

Debt Transfers. The Bank may transfer debt from time to time in an effort to better match its projected asset cash flows or reduce its future interest costs. These transfers are accounted for in the same manner as debt extinguishments. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. During the three months ended March 31, 2014, the Bank did not transfer any debt to other FHLBanks. During the three months ended March 31, 2013, the Bank transferred $80.0 million of par value bonds to the FHLBank of San Francisco and recorded aggregate net losses of $13.9 million through "Net losses on extinguishment of debt" in the Statements of Income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our MD&A and Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (SEC) on March 11, 2014 (2013 Form 10-K). Our MD&A is designed to provide information that will help the reader develop a better understanding of our financial statements, key financial statement changes from quarter to quarter, and the primary factors driving those changes. Our MD&A is organized as follows:

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

For additional information regarding these and other risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements, see “Item 1A. Risk Factors” in our 2013 Form 10-K. You are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made as of the date of this report. We undertake no obligation to update or revise any forward-looking statement.

Executive Overview

Our Bank is a member-owned cooperative serving shareholder members in a five-state region (Iowa, Minnesota, Missouri, North Dakota, and South Dakota). Our mission is to provide funding and liquidity to our members and eligible housing associates so that they can meet the housing, economic development, and business needs of the communities they serve. We fulfill our mission by providing liquidity to our members and housing associates through advances, supporting residential mortgage lending through the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago), and by providing affordable housing programs that create housing opportunities for low and moderate income families. Our members include commercial banks, thrifts, credit unions, insurance companies, and community development financial institutions (CDFIs).

For the three months ended March 31, 2014, we reported net income of $37.0 million compared to $27.3 million for the same period in 2013. Our net income, calculated in accordance with accounting principles generally accepted in the U.S. (GAAP), was primarily driven by net interest income and other income (loss).

Net interest income totaled $52.4 million for the three months ended March 31, 2014 compared to $53.3 million for the same period last year. The slight decrease was primarily due to lower advance prepayment fee income. During the three months ended March 31, 2014, advance prepayment fee income totaled $0.2 million compared to $1.8 million for the same period in 2013. This decrease was partially offset by a decline in interest expense due to lower funding costs.

Our net interest margin was 0.30 percent during the three months ended March 31, 2014 compared with 0.44 percent for the same period in 2013. The decline was primarily due to reduced yields on our interest-earning assets driven by the low interest rate environment. The decline was partially offset by an improvement in the yields on our interest-bearing liabilities.

Our other income (loss) totaled $3.4 million for the three months ended March 31, 2014 compared to a loss of $7.7 million during the same period last year. The primary drivers of other income (loss) were gains on trading securities, losses on derivatives and hedging activities, and a reduction in losses on the extinguishment of debt as further described below.

Our trading securities are recorded at fair value with changes in fair value reflected through other income (loss). During the three months ended March 31, 2014, we recorded gains on trading securities of $24.2 million compared to losses of $6.9 million during the same period in 2013. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities.

The changes in fair value on trading securities are generally offset by changes in fair value on derivatives and hedging activities. We utilize derivative instruments to manage interest rate risk, including mortgage prepayment risk. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. During the three months ended March 31, 2014, we recorded losses of $23.1 million on our derivatives and hedging activities through other income (loss) compared to gains of $10.9 million during the same period last year. These fair value changes were primarily attributable to the impact of changes in interest rates on interest rate swaps that we utilize to economically hedge our trading securities portfolio as discussed above. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities" for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

We extinguish higher-costing debt from time to time in an effort to better match our projected asset cash flows and to reduce our future interest costs. During the three months ended March 31, 2014, we did not extinguish any debt. During the three months ended March 31, 2013, we extinguished $92.1 million of higher-costing consolidated obligations and recorded losses on these debt extinguishments of $15.1 million through other income (loss).

Our total assets decreased slightly to $72.9 billion at March 31, 2014 from $73.0 billion at December 31, 2013 due primarily to a decline in advances and mortgage loans, partially offset by an increase in investments. Advances decreased $0.7 billion due to reduced member demand, scheduled maturities, and prepayments. Mortgage loans decreased $0.1 billion due to principal paydowns exceeding mortgage loan purchases. Investments increased $0.7 billion mainly due to the purchase of mortgage-backed securities (MBS) during the quarter. Total capital was $3.5 billion at March 31, 2014 and December 31, 2013. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

Adjusted Earnings

As part of evaluating financial performance, we adjust GAAP net income before assessments and GAAP net interest income for the impact of (i) market adjustments relating to derivative and hedging activities and instruments held at fair value, (ii) realized gains (losses) on investment securities, and (iii) other unpredictable items, including asset prepayment fee income and debt extinguishment losses. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income and adjusted net income before assessments (adjusted net income).

Because our business model is primarily one of holding assets and liabilities to maturity, management believes that the adjusted earnings measure is helpful in understanding our operating results and provides a meaningful period-to-period comparison of our long-term economic value in contrast to GAAP results, which can be impacted by fair value changes driven by market volatility on financial instruments recorded at fair value or transactions that are considered to be unpredictable. As a result, management uses the adjusted earnings measure to assess performance under our incentive compensation plans and to ensure management remains focused on our long-term value and performance. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. While this non-GAAP measure can be used to assist in understanding the components of our earnings, it should not be considered a substitute for results reported under GAAP.

As a member-owned cooperative, we endeavor to operate with a low but stable adjusted net interest margin. As indicated in the tables that follow, our adjusted net interest income and adjusted net income remained relatively stable during the three months ended March 31, 2014 when compared to the same period in 2013. Our adjusted net interest margin declined over prior year due to reduced yields on our interest-earning assets driven by the low interest rate environment. The decline was partially offset by an improvement in the yields on our interest-bearing liabilities. The following table summarizes the reconciliation between GAAP net interest income and adjusted net interest income (dollars in millions):

	For the Three Months Ended
	March 31,
	2014	2013
GAAP net interest income[1]	$52.4	$53.3
Exclude:
Prepayment fees on advances, net	0.2	1.8
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(3.5)	(2.5)
Adjusted net interest income[1]	$48.7	$49.0
Adjusted net interest margin	0.27%	0.41%

1	Amounts calculated are before the reversal for credit losses on mortgage loans.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended
	March 31,
	2014	2013
GAAP net income before assessments	$41.1	$30.4
Exclude:
Prepayment fees on advances, net	0.2	1.8
Net gains (losses) on trading securities	24.2	(6.9)
Net gains on sale of available-for-sale securities	0.8	—
Net gains on consolidated obligations held at fair value	—	0.6
Net (losses) gains on derivatives and hedging activities	(23.1)	10.9
Net losses on extinguishment of debt	—	(15.1)
Include:
Net interest expense on economic hedges	(3.5)	(2.5)
Amortization of hedging costs[1]	—	(1.8)
Adjusted net income[2]	$35.5	$34.8

1	Primarily represents the straight line amortization of upfront fee payments on interest rate caps. The interest rate caps were sold during the second quarter of 2013.

2	Amount is calculated before assessments.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Conditions in the Financial Markets

THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND DECEMBER 31, 2013

Economy and Capital Markets

Economic and market data received since the Federal Open Market Committee (FOMC) meeting in January of 2014 indicates that economic activity slowed during the winter months. Conditions in the labor market showed signs of improvement. The unemployment rate, however, remains elevated. Household spending and business fixed investments have continued to advance while the housing sector, though improved from prior years, has slowed somewhat in recent months. Fiscal policy continues to restrain economic growth, although the extent of restraint may be diminishing. Inflation has remained subdued and long-term inflation expectations have remained stable.

In its March 19, 2014 statement, the FOMC stated it expects that, with appropriate policy accommodation, economic activity will expand at a moderate pace and labor market conditions will improve toward levels the FOMC judges consistent with its dual mandate to foster maximum employment and price stability. The FOMC sees the risks to the outlook for the economy and the labor market as closely balanced. It recognizes that inflation persistently below its two percent objective could pose risks to economic performance, and is monitoring inflation developments carefully for evidence that inflation will move back towards its objective over the medium-term.

Mortgage Markets

The housing market has improved over the past year, as indicated by rising home prices, lower inventories of properties for sale, and increased housing construction activity. However, an exceptionally harsh winter has dampened home buyer sentiment and other housing activities, which are expected to gain momentum in the spring. The outlook for a sustainable recovery in residential sales and home prices remains promising; recently mortgage rates and home prices have stabilized in many areas. As the market has been driven by new originations, credit standards have eased as mortgage lenders compete for new loans.

Interest Rates

The following table shows information on key market interest rates1:

	First Quarter 2014 3-Month Average	First Quarter 2013 3-Month Average	March 31, 2014 Ending Rate	December 31, 2013 Ending Rate
Federal funds	0.07%	0.14%	0.06%	0.07%
Three-month LIBOR	0.24	0.29	0.23	0.25
2-year U.S. Treasury	0.36	0.25	0.42	0.38
10-year U.S. Treasury	2.76	1.93	2.72	3.03
30-year residential mortgage note	4.37	3.49	4.40	4.48

1	Source is Bloomberg.

The Federal Reserve's key target interest rate, the Federal funds rate, maintained a range of 0.00 to 0.25 percent during 2014. In its March 19, 2014 statement, the FOMC reaffirmed that the current exceptionally low target range for the Federal funds rate remains appropriate. The FOMC noted it will continue to monitor progress towards its dual mandate to determine how long to maintain the current target range.

Three-month LIBOR has steadily decreased over last year. Average U.S. Treasury yields and mortgage rates were generally higher during 2014 when compared to the prior year. These rates increased during the second half of 2013 as a result of positive labor market data and investor expectations that a brighter outlook of the economy would allow the Federal Reserve to start reducing its asset purchase program, known as Quantitative Easing III (discussed further below).

The FOMC noted in its March 19, 2014 statement that the ongoing improvement in economic activity and labor market conditions since it began the asset purchase program over a year ago is consistent with growing underlying strength in the broader economy. In light of the cumulative progress towards maximum employment and the improvement in the outlook of labor market conditions, the FOMC decided to make a further measured reduction in the pace of its asset purchases by an additional $5.0 billion in April of 2014. The FOMC agreed to purchase additional agency MBS at a pace of $25.0 billion per month rather than $30.0 billion per month, and add to its holdings of longer-term U.S. Treasury securities at a pace of $30.0 billion per month rather than $35.0 billion per month.

The FOMC is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency MBS in agency MBS and of rolling over maturing U.S. Treasury securities at auction. The FOMC noted that these actions should continue to maintain downward pressure on long-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative, which in turn should promote a stronger economic recovery and help to ensure inflation, over time, is at the rate most consistent with the FOMC's dual mandate. The FOMC will closely monitor incoming information on economic and financial developments in coming months and will employ its monetary and other policy tools as appropriate, until the outlook for the labor market has improved substantially in the context of price stability.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	First Quarter 2014 3-Month Average	First Quarter 2013 3-Month Average	March 31, 2014 Ending Spread	December 31, 2013 Ending Spread
3-month	(13.8)	(16.2)	(14.6)	(15.6)
2-year	(6.5)	(9.6)	(7.2)	(6.7)
5-year	6.9	(1.5)	2.6	10.5
10-year	44.9	15.8	34.7	55.8

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During the first quarter of 2014, most of our funding spreads relative to London Interbank Offered Rate (LIBOR) improved when compared to spreads at December 31, 2013. These improvements followed the quick resolution of the debt ceiling debate in February and limited supply of agency issuance 5-years or longer. Throughout the first quarter of 2014, we utilized discount notes and step-up, callable, and term fixed rate consolidated obligation bonds to capture attractive funding, match the repricing structures on advances and investments, and provide additional liquidity.

Selected Financial Data

The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Investments[1]	$20,885	$20,131	$12,336	$12,412	$15,895
Advances	44,924	45,650	45,787	26,513	24,802
Mortgage loans held for portfolio, gross	6,492	6,565	6,603	6,726	6,786
Allowance for credit losses	(7)	(8)	(14)	(15)	(15)
Total assets	72,889	73,004	65,063	46,022	47,926
Consolidated obligations
Discount notes	42,816	38,137	28,218	5,219	5,326
Bonds	25,225	30,195	32,227	36,817	38,146
Total consolidated obligations[2]	68,041	68,332	60,445	42,036	43,472
Mandatorily redeemable capital stock	8	9	13	15	11
Capital stock — Class B putable	2,670	2,692	2,690	2,069	1,970
Retained earnings	697	678	656	639	636
Accumulated other comprehensive income	107	87	73	86	147
Total capital	3,474	3,457	3,419	2,794	2,753

1
Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $753.9 billion, $766.8 billion, $720.7 billion, $704.5 billion, and $666.0 billion at March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013 respectively.

	For the Three Months Ended
Statements of Income	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Net interest income	$52.4	$58.4	$50.7	$50.7	$53.3
Reversal for credit losses on mortgage loans	(0.3)	(5.9)	—	—	—
Other income (loss)[1]	3.4	(3.7)	(3.4)	(19.7)	(7.7)
Other expense[2]	15.0	19.8	13.9	13.6	15.2
Assessments	4.1	4.1	3.3	1.7	3.1
Net income	37.0	36.7	30.1	15.7	27.3

	For the Three Months Ended
Selected Financial Ratios[3]	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Net interest spread[4]	0.26%	0.29%	0.34%	0.37%	0.37%
Net interest margin[5]	0.30	0.32	0.39	0.43	0.44
Return on average equity	4.37	4.27	4.12	2.23	3.98
Return on average capital stock	5.65	5.46	5.49	3.09	5.52
Return on average assets	0.21	0.20	0.23	0.13	0.23
Average equity to average assets	4.70	4.74	5.57	5.95	5.68
Regulatory capital ratio[6]	4.63	4.63	5.16	5.92	5.46
Dividend payout ratio[7]	50.97	39.31	43.39	82.47	47.97

1	Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, and net losses on the extinguishment of debt.

2	Other expense includes, among other things, compensation and benefits, professional fees, contractual services, and gains and losses on real estate owned (REO).

3	Amounts used to calculate selected financial ratios are based on numbers in thousands. Accordingly, recalculations using numbers in millions may not produce the same results.

4	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

5	Represents net interest income expressed as a percentage of average interest-earning assets.

6
Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

7	Represents dividends declared and paid in the stated period expressed as a percentage of net income in the stated period.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Net Income

The following table presents comparative highlights of our net income for the three months ended March 31, 2014 and 2013 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
Net interest income	$52.4	$53.3	$(0.9)	(1.7)%
Reversal for credit losses on mortgage loans	(0.3)	—	(0.3)	(100.0)
Other income (loss)	3.4	(7.7)	11.1	144.2
Other expense	15.0	15.2	(0.2)	(1.3)
Assessments	4.1	3.1	1.0	32.3
Net income	$37.0	$27.3	$9.7	35.5%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Three Months Ended March 31,
	2014			2013
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$311	0.06%	$0.1	$400	0.15%	$0.1
Securities purchased under agreements to resell	7,762	0.04	0.8	5,478	0.12	1.7
Federal funds sold	2,203	0.06	0.3	1,449	0.12	0.4
Short-term investments	—	—	—	12	0.10	—
Mortgage-backed securities[2,3]	8,449	1.31	27.3	6,777	1.76	29.4
Other investments[2,3,4]	2,407	2.68	15.9	2,111	3.02	15.7
Advances[3,5]	44,873	0.48	53.0	25,506	0.80	50.3
Mortgage loans[6]	6,517	3.88	62.3	6,858	3.88	65.7
Total interest-earning assets	72,522	0.89	159.7	48,591	1.36	163.3
Non-interest-earning assets	636	—	—	512	—	—
Total assets	$73,158	0.89%	$159.7	$49,103	1.35%	$163.3
Interest-bearing liabilities
Deposits	$622	0.01%	$—	$957	0.02%	$—
Consolidated obligations
Discount notes[3]	38,978	0.10	9.3	6,680	0.14	2.3
Bonds[3]	29,109	1.36	97.9	37,565	1.16	107.6
Other interest-bearing liabilities[7]	9	2.00	0.1	10	2.39	0.1
Total interest-bearing liabilities	68,718	0.63	107.3	45,212	0.99	110.0
Non-interest-bearing liabilities	1,002	—	—	1,101	—	—
Total liabilities	69,720	0.62	107.3	46,313	0.96	110.0
Capital	3,438	—	—	2,790	—	—
Total liabilities and capital	$73,158	0.59%	$107.3	$49,103	0.91%	$110.0
Net interest income and spread[8]		0.26%	$52.4		0.37%	$53.3
Net interest margin[9]		0.30%			0.44%
Average interest-earning assets to interest-bearing liabilities		105.54%			107.47%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4	Other investments primarily include other U.S. obligations, government-sponsored enterprises (GSE) obligations, state or local housing agency obligations, and taxable municipal bonds.

5	Advance interest income includes prepayment fee income of $0.2 million and $1.8 million for the three months ended March 31, 2014 and 2013.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists of mandatorily redeemable capital stock and borrowings from other FHLBanks.

8	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended
	March 31, 2014 vs. March 31, 2013
	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest income
Interest-bearing deposits	$—	$—	$—
Securities purchased under agreements to resell	0.4	(1.3)	(0.9)
Federal funds sold	0.2	(0.3)	(0.1)
Short-term investments	—	—	—
Mortgage-backed securities	6.4	(8.5)	(2.1)
Other investments	2.1	(1.9)	0.2
Advances	28.1	(25.4)	2.7
Mortgage loans	(3.4)	—	(3.4)
Total interest income	33.8	(37.4)	(3.6)
Interest expense
Deposits	—	—	—
Consolidated obligations
Discount notes	7.9	(0.9)	7.0
Bonds	(26.5)	16.8	(9.7)
Other interest-bearing liabilities	—	—	—
Total interest expense	(18.6)	15.9	(2.7)
Net interest income	$52.4	$(53.3)	$(0.9)

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. For the three months ended March 31, 2014, our net interest spread was 0.26 percent compared to 0.37 percent for the same period in 2013. Our net interest spread was primarily impacted by lower yields on advances and investments, partially offset by improved yields on our consolidated obligations as a result of improved funding costs. The primary components of our interest income and interest expense are discussed below.

Mortgage Loans

Interest income on mortgage loans decreased five percent during the three months ended March 31, 2014 when compared to the same period in 2013. The decrease was due to lower average mortgage loan volumes. Average mortgage loan volumes declined due to principal paydowns exceeding mortgage loan purchases.

Investments

Interest income on investments decreased six percent during the three months ended March 31, 2014 when compared to the same period in 2013. The decrease was due mainly to the low interest rate environment, partially offset by higher average volumes of MBS and other investments. Average MBS and other investment volumes increased due to the purchase of GSE MBS and GSE agency obligations. In addition, average money market volumes increased due primarily to the purchase of money market investments to manage our liquidity position and counterparty credit risk.

Advances

Interest income on advances (including prepayment fees on advances, net) increased five percent during the three months ended March 31, 2014 when compared to the same period in 2013. The increase was due to higher average volumes, partially offset by the low interest rate environment and lower advance prepayment fee income. Average advance volumes increased due primarily to borrowings from a depository institution member during the third quarter of 2013. Advance prepayment fee income declined to $0.2 million during the three months ended March 31, 2014 from $1.8 million during the same period in 2013.

Bonds

Interest expense on bonds decreased nine percent during the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to lower average bond volumes. Average bond volumes declined due to our increased utilization of discount notes to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

Discount Notes

Interest expense on discount notes increased 304 percent during the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to higher average volumes. Discount notes were utilized to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

Reversal for Credit Losses on Mortgage Loans

During the three months ended March 31, 2014, we recorded a reversal for credit losses on our mortgage loans of $0.3 million due primarily to a reduction in loan delinquencies and loss severity estimates as well as ongoing improvements in economic indicators and housing market forecasts on our collectively evaluated mortgage loans. In addition, during the fourth quarter of 2013, we began utilizing external property valuations rather than average loss severity rates on our individually evaluated mortgage loans. An improvement in property valuations during the first quarter of 2014 resulted in lower anticipated losses. During the three months ended March 31, 2013, we recorded no provision or reversal for credit losses on our mortgage loans.

Other Income (Loss)

The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended
	March 31,
	2014	2013
Net gains (losses) on trading securities	$24.2	$(6.9)
Net gains on sale of available-for-sale securities	0.8	—
Net gains on consolidated obligations held at fair value	—	0.6
Net (losses) gains on derivatives and hedging activities	(23.1)	10.9
Net losses on extinguishment of debt	—	(15.1)
Other, net	1.5	2.8
Total other income (loss)	$3.4	$(7.7)

Other income (loss) can be volatile from period to period depending on the type of financial activity recorded. During the three months ended March 31, 2014, other income (loss) was primarily impacted by gains on trading securities, losses on derivatives and hedging activities, and a reduction in losses on the extinguishment of debt.

Trading securities are recorded at fair value with changes in fair value reflected through other income (loss). During the three months ended March 31, 2014, we recorded gains on trading securities of $24.2 million compared to losses of $6.9 million during the same period in 2013. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities.

The changes in fair value on trading securities are generally offset by changes in fair value on derivatives and hedging activities. We use derivatives to manage interest rate risk, including mortgage prepayment risk. During the three months ended March 31, 2014 and 2013, gains and losses on our derivatives and hedging activities were primarily attributable to economic derivatives. We recorded losses on economic derivatives of $16.6 million during the three months ended March 31, 2014 through other income (loss) compared to gains of $11.5 million during the same period in 2013. These fair value changes were primarily attributable to the impact of changes in interest rates on interest rate swaps that we utilize to economically hedge our trading securities portfolio. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

We extinguish higher-costing debt from time to time in an effort to better match our projected asset cash flows and to reduce our future interest costs. During the three months ended March 31, 2014, we did not extinguish any debt. During the three months ended March 31, 2013, we extinguished $92.1 million of higher-costing consolidated obligations and recorded losses on these debt extinguishments of $15.1 million through other income (loss).

Hedging Activities

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition. Accounting rules affect the timing and recognition of income and expense on derivatives and therefore we may be subject to income statement volatility.

If a hedging activity qualifies for hedge accounting treatment (fair value hedge), we include the periodic cash flow components of the derivative related to interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. We also record the amortization of fair value hedging adjustments from terminated hedges in interest income or expense or other income (loss). Changes in the fair value of both the derivative and the hedged item are recorded as a component of other income (loss) in “Net (losses) gains on derivatives and hedging activities."

If a hedging activity does not qualify for hedge accounting treatment (economic hedge), we record the derivative's components of interest income and expense, together with the effect of changes in fair value as a component of other income (loss) in “Net (losses) gains on derivatives and hedging activities”; however, there is no fair value adjustment for the corresponding asset or liability being hedged unless changes in the fair value of the asset or liability are normally marked to fair value through earnings (i.e., trading securities and fair value option instruments).

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended March 31, 2014
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Balance Sheet[4]	Total
Net interest income:
Net amortization/accretion[1]	$(2.1)	$—	$(0.4)	$7.7	$—	$5.2
Net interest settlements	(40.3)	(24.7)	—	11.2	—	(53.8)
Total impact to net interest income	(42.4)	(24.7)	(0.4)	18.9	—	(48.6)
Other income (loss):
Net (losses) gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	0.4	(7.4)	—	0.5	—	(6.5)
(Losses) gains on economic hedges	(0.1)	(29.0)	—	12.5	—	(16.6)
Total net (losses) gains on derivatives and hedging activities	0.3	(36.4)	—	13.0	—	(23.1)
Net gains on trading securities[2]	—	24.2	—	—	—	24.2
Net gains on consolidated obligations held at fair value	—	—	—	—	—	—
Total impact to other income (loss)	0.3	(12.2)	—	13.0	—	1.1
Total net effect of hedging activities[3]	$(42.1)	$(36.9)	$(0.4)	$31.9	$—	$(47.5)

	For the Three Months Ended March 31, 2013
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Balance Sheet [4]	Total
Net interest income:
Net amortization/accretion[1]	$(5.7)	$—	$(1.3)	$13.9	$—	$6.9
Net interest settlements	(42.6)	(4.3)	—	17.3	—	(29.6)
Total impact to net interest income	(48.3)	(4.3)	(1.3)	31.2	—	(22.7)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	0.9	0.3	—	(1.8)	—	(0.6)
(Losses) gains on economic hedges	—	11.7	(0.1)	(1.1)	1.0	11.5
Total net gains (losses) on derivatives and hedging activities	0.9	12.0	(0.1)	(2.9)	1.0	10.9
Net losses on trading securities[2]	—	(6.9)	—	—	—	(6.9)
Net gains on consolidated obligations held at fair value	—	—	—	0.6	—	0.6
Net accretion[5]	—	—	—	(0.9)	—	(0.9)
Total impact to other income (loss)	0.9	5.1	(0.1)	(3.2)	1.0	3.7
Total net effect of hedging activities[3]	$(47.4)	$0.8	$(1.4)	$28.0	$1.0	$(19.0)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships included in net interest income.

2
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3	The hedging activity tables do not include the interest component on the related hedged items or the gross advance prepayment fee income on terminated advance hedge relationships.

4	Represents net gain (loss) on interest rate caps. We did not hold any interest rate caps during the first quarter of 2014.

5	Represents the amortization/accretion of fair value hedging adjustments on closed bond hedge relationships included in other income (loss) as a result of debt extinguishments.

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities. Amortization/accretion on advances, mortgage loans, and consolidated obligation bonds remained fairly stable during the three months ended March 31, 2014 when compared to the same period in 2013 and resulted primarily from the normal amortization of existing fair value hedging adjustments.

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

GAINS (LOSSES) ON FAIR VALUE HEDGES

Gains (losses) on fair value hedges are driven by hedge ineffectiveness. Hedge ineffectiveness occurs when changes in the fair value of the derivative and the related hedged item do not perfectly offset each other. The primary drivers of hedge ineffectiveness are changes in the benchmark interest rate and volatility. During the three months ended March 31, 2014 and 2013, gains (losses) on fair value hedging relationships remained relatively stable and were the result of normal market activity.

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

	For the Three Months Ended
	March 31,
	2014	2013
(Losses) gains on interest rate swaps	$(23.4)	$17.1
Interest settlements	(5.6)	(5.4)
Net (losses) gains on investment derivatives	(29.0)	11.7
Net gains (losses) on related trading securities	24.2	(6.9)
Net (losses) gains on investment hedge relationships	$(4.8)	$4.8

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

The following table summarizes gains and losses on these economic derivatives as well as the related consolidated obligations elected under the fair value option (dollars in millions):

	For the Three Months Ended
	March 31,
	2014	2013
Losses on interest rate swaps	$—	$(0.9)
Gains (losses) on interest rate swaps in ineffective fair value hedge relationships	10.3	(3.3)
Interest settlements	2.2	3.1
Net gains (losses) on consolidated obligation derivatives	12.5	(1.1)
Net gains on related consolidated obligations elected under the fair value option	—	0.6
Net gains (losses) on consolidated obligation hedge relationships	$12.5	$(0.5)

Statements of Condition

MARCH 31, 2014 AND DECEMBER 31, 2013

Financial Highlights

Our total assets decreased slightly to $72.9 billion at March 31, 2014 from $73.0 billion at December 31, 2013. Our total liabilities decreased to $69.4 billion at March 31, 2014 from $69.5 billion at December 31, 2013. Total capital was $3.5 billion at March 31, 2014 and December 31, 2013. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	March 31, 2014	December 31, 2013
Commercial banks	$27,352	$28,237
Thrifts	1,217	1,249
Credit unions	654	686
Insurance companies	15,361	15,136
Total member advances	44,584	45,308
Housing associates	22	8
Non-member borrowers	42	44
Total par value	$44,648	$45,360

Our total advance par value decreased slightly at March 31, 2014 when compared to December 31, 2013. The decrease was due to reduced member demand, scheduled maturities, and prepayments.

The following table summarizes our advances by product type (dollars in millions):

	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Variable rate	$28,147	63.0	$27,906	61.5
Fixed rate	16,077	36.0	17,054	37.6
Amortizing	424	1.0	400	0.9
Total par value	44,648	100.0	45,360	100.0
Discounts	(7)		(8)
Fair value hedging adjustments	283		298
Total advances	$44,924		$45,650

Fair value hedging adjustments decreased $14.9 million or five percent at March 31, 2014 when compared to December 31, 2013. The decrease was primarily due to fair value net losses on advances in hedge relationships resulting from changes in interest rates.

At March 31, 2014 and December 31, 2013, advances outstanding to our five largest member borrowers totaled $26.6 billion and $26.7 billion, representing 60 and 59 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at March 31, 2014 (dollars in millions):

	Amount	% of Total
Wells Fargo Bank, N.A.	$19,000	42.5
Transamerica Life Insurance Company[1]	2,350	5.3
HICA Education Loan Corporation	2,225	5.0
Principal Life Insurance Company	1,750	3.9
Athene Annuity and Life Company	1,246	2.8
Total par value	$26,571	59.5

1	Excludes $400.0 million of outstanding advances with Monumental Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

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

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of March 31, 2014 and December 31, 2013. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	March 31, 2014	December 31, 2013
Fixed rate conventional loans	$5,870	$5,945
Fixed rate government-insured loans	548	547
Total unpaid principal balance	6,418	6,492
Premiums	80	81
Discounts	(15)	(16)
Basis adjustments from mortgage loan commitments	9	8
Total mortgage loans held for portfolio	6,492	6,565
Allowance for credit losses	(7)	(8)
Total mortgage loans held for portfolio, net	$6,485	$6,557

Our mortgage loans declined slightly at March 31, 2014 when compared to December 31, 2013. The decrease was primarily due to principal paydowns exceeding mortgage loan purchases. Throughout the three months ended March 31, 2014, we purchased $123.8 million of mortgage loans from our participating financial institutions (PFIs) and received principal paydowns of $191.6 million. Purchase activity and mortgage prepayments generally declined during 2014 as the exceptionally harsh winter dampened home buyer sentiment and other housing activities.

Our allowance for credit losses declined $0.6 million at March 31, 2014 when compared to December 31, 2013 due to a reversal for credit losses on our mortgage loans of $0.3 million and charge-offs of $0.3 million. The reversal was due to a reduction in loan delinquencies and loss severity estimates as well as ongoing improvements in economic indicators and housing market forecasts on our collectively evaluated mortgage loans. In addition, we began utilizing external property valuations in 2013 rather than average loss severity rates on our individually evaluated mortgage loans. An improvement in property valuations during the first quarter of 2014 resulted in lower anticipated losses. During the three months ended March 31, 2013, we recorded no provision or reversal for credit losses on our mortgage loans. For additional discussion on our mortgage loan credit risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	7,490	35.8	8,200	40.7
Federal funds sold	1,875	9.0	1,200	6.0
Total short-term investments	9,366	44.8	9,401	46.7
Long-term investments[2]
Interest-bearing deposits	1	—	1	—
Mortgage-backed securities
Other U.S. obligations - residential	5	—	5	—
Other U.S. obligations - commercial	2	—	2	—
GSE - residential	9,003	43.1	8,132	40.4
Private-label - residential	29	0.2	30	0.2
Total mortgage-backed securities	9,039	43.3	8,169	40.6
Non-mortgage-backed securities
Other U.S. obligations	441	2.1	448	2.2
GSE obligations	1,500	7.2	1,489	7.4
State or local housing agency obligations	93	0.5	95	0.5
Other	445	2.1	528	2.6
Total non-mortgage-backed securities	2,479	11.9	2,560	12.7
Total long-term investments	11,519	55.2	10,730	53.3
Total investments	$20,885	100.0	$20,131	100.0

1	Short-term investments have original maturities of less than one year.

2	Long-term investments have original maturities of greater than one year.

Our investments increased slightly when compared to December 31, 2013. The increase was primarily due to the purchase of GSE MBS during the quarter. At March 31, 2014, we had GSE MBS purchases with a total par value of $389.7 million that had traded but not yet settled. These investments have been recorded as "available-for-sale securities" in our Statements of Condition with a corresponding payable recorded in "other liabilities".

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

Refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at March 31, 2014. As a result of our analysis, we determined that all gross unrealized losses on our investment portfolio are temporary. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we did not consider any of these securities to be other-than-temporarily impaired at March 31, 2014.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At March 31, 2014 and December 31, 2013, the par value of consolidated obligations for which we are primarily liable totaled $68.0 billion and $68.3 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	March 31, 2014	December 31, 2013
Par value	$42,823	$38,144
Discounts	(7)	(7)
Total	$42,816	$38,137

Our discount notes increased $4.7 billion or 12 percent at March 31, 2014 when compared to December 31, 2013. The increase was primarily due to our increased utilization of shorter-term discount notes to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

For additional information on our discount notes, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

BONDS

The following table summarizes information on our bonds (dollars in millions):

	March 31, 2014	December 31, 2013
Total par value	$25,228	$30,205
Premiums	21	22
Discounts	(17)	(18)
Fair value hedging adjustments	(7)	(14)
Total bonds	$25,225	$30,195

Our bonds decreased $5.0 billion or 16 percent at March 31, 2014 when compared to December 31, 2013. The decrease was primarily due to our increased utilization of shorter-term discount notes to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

Fair value hedging adjustments decreased $7.0 million or 50 percent at March 31, 2014 when compared to December 31, 2013. The decrease was primarily due to a decline in cumulative fair value adjustments on bonds in hedge relationships resulting from changes in interest rates.

Deposits

Deposit levels will vary based on member alternatives for short-term investments. Our deposits increased $0.1 billion or eight percent at March 31, 2014 when compared to December 31, 2013 due to an increase in interest-bearing deposits, including overnight, demand, and term deposits.

Capital

The following table summarizes information on our capital (dollars in millions):

	March 31, 2014	December 31, 2013
Capital stock	$2,670	$2,692
Retained earnings	697	678
Accumulated other comprehensive income	107	87
Total capital	$3,474	$3,457

Our capital increased $17.3 million or one percent at March 31, 2014 when compared to December 31, 2013. The improvement was primarily due to an increase in accumulated other comprehensive income (AOCI) and retained earnings, partially offset by lower capital stock outstanding. AOCI increased due to an increase in unrealized gains on AFS securities resulting primarily from changes in interest rates. Retained earnings increased due to net income earned in excess of dividends paid. Capital stock outstanding decreased primarily due to lower activity-based capital stock held during the quarter as a result of decreased advance activity. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital stock activity.

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

	March 31, 2014	December 31, 2013
Interest rate swaps
Noncallable	$24,617	$28,533
Callable by counterparty	5,728	5,680
Callable by the Bank	52	82
Total interest rate swaps	30,397	34,295
Forward settlement agreements (TBAs)	42	28
Mortgage delivery commitments	44	30
Total notional amount	$30,483	$34,353

The notional amount of our derivative contracts decreased $3.9 billion or 11 percent at March 31, 2014 when compared to December 31, 2013. The decrease was a result of us shifting our funding strategy during the first quarter. During the quarter, we focused more on short-term discount notes, which are typically not hedged, to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At March 31, 2014 and December 31, 2013, the total par value of outstanding consolidated obligations for which we are primarily liable was $68.0 billion and $68.3 billion. At March 31, 2014 and December 31, 2013, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $685.9 billion and $698.5 billion.

During the three months ended March 31, 2014, proceeds from the issuance of bonds and discount notes were $4.0 billion and $36.8 billion compared to $11.6 billion and $20.6 billion for the same period in 2013. The expectation of higher interest rates and a reduction in U.S. Treasury bill issuances led to continued investor demand for our short-term debt. As a result, we continued to issue shorter-term discount notes and step-up, callable, and term fixed rate consolidated obligation bonds to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of April 30, 2014, our consolidated obligations were rated AA+/A-1+ by Standard and Poor's and Aaa/P-1 by Moody's and both ratings had a stable outlook. For further discussion of how credit rating changes may impact us in the future, refer to “Item 1A. Risk Factors” in our 2013 Form 10-K.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress when consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of April 30, 2014, no purchases had been made by the U.S. Treasury under this authorization.

Uses of Liquidity

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the three months ended March 31, 2014, payments on consolidated obligations totaled $41.1 billion compared to $31.6 billion for the same period in 2013. A portion of these payments were due to the call and extinguishment of certain higher-costing par value bonds in an effort to better match our projected asset cash flows and reduce our future interest costs. During the three months ended March 31, 2014 and 2013, we called bonds with a total par value of $1.3 billion and $0.8 billion. We did not extinguish any bonds during the three months ended March 31, 2014. We extinguished bonds with a total par value of $92.1 million during the three months ended March 31, 2013.

During the three months ended March 31, 2014, advance disbursements totaled $15.2 billion compared to $11.0 billion for the same period in 2013. The increase was due to increased short-term liquidity borrowings from depository institution members.

During the three months ended March 31, 2014, investment purchases (excluding overnight investments) totaled $57.1 billion compared to $21.6 billion for the same period in 2013. Investment purchases increased primarily due to the purchase of money market investments in an effort to manage our liquidity position and counterparty credit risk.

We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

Liquidity Requirements
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At March 31, 2014 and December 31, 2013 and throughout the three months ended March 31, 2014, we were in compliance with all three of the Finance Agency liquidity requirements.

In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At March 31, 2014 and December 31, 2013 and throughout the three months ended March 31, 2014, we were in compliance with this liquidity guidance.

CAPITAL

Capital Requirements

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, which includes mandatorily redeemable capital stock and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all capital stock, including mandatorily redeemable capital stock, and retained earnings. It does not include AOCI. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At March 31, 2014 and December 31, 2013, we were in compliance with all three of the Finance Agency's regulatory capital requirements. Refer to "Item 1. Financial Statements — Note 12 — Capital" for additional information.

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
Capital stock owned by members in excess of their capital stock requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At March 31, 2014 and December 31, 2013, we had no excess capital stock outstanding.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	March 31, 2014	December 31, 2013
Commercial banks	$1,589	$1,619
Thrifts	94	96
Credit unions	106	106
Insurance companies	881	871
Total GAAP capital stock	2,670	2,692
Mandatorily redeemable capital stock	8	9
Total regulatory capital stock	$2,678	$2,701

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we will establish an action plan as determined by our Board of Directors to enable us to return to our targeted level of retained earnings within twelve months. At March 31, 2014, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.
The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance our capital position over time. It requires us to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At March 31, 2014 and December 31, 2013, our restricted retained earnings balance totaled $58.2 million and $50.8 million. For more information on our JCE Agreement, refer to "Item 1. Business — Retained Earnings" in our 2013 Form 10-K.

Dividends

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended
	March 31,
	2014	2013
Aggregate cash dividends paid	$18.9	$13.1
Effective combined annualized dividend rate paid on capital stock	2.80%	2.60%
Annualized dividend rate paid on membership capital stock	0.50%	0.50%
Annualized dividend rate paid on activity-based capital stock	3.50%	3.50%
Average three-month LIBOR	0.24%	0.29%

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, refer to our 2013 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2014.

Legislative and Regulatory Developments

Proposed Rule on Responsibilities of Boards of Directors; Corporate Practices and Corporate Governance Matters

On January 28, 2014, the Finance Agency published a proposed rule to relocate and consolidate existing Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae, Freddie Mac and the FHLBanks (each a "regulated entity"). In addition, the proposed rule would make certain amendments or additions to the corporate governance rules currently applicable to the FHLBanks, including provisions to:

•
Revise existing risk management provisions to better align them with more recent proposals of the Federal Reserve Board, including requirements that the entities adopt an enterprise wide risk management program and have a Chief Risk Officer with certain enumerated responsibilities;

•	Require each entity to establish a compliance program headed by a compliance officer who reports directly to the chief executive officer;

•
Require each entity’s board to establish committees specifically responsible for the following matters: (a) risk management; (b) audit; (c) compensation; and (d) corporate governance, although not necessarily with those specific committee names;

•
Require each FHLBank to designate in its bylaws a body of law to follow for corporate governance and indemnification practices and procedures for which no federal law controls, choosing from (a) the law of the jurisdiction in which the FHLBank maintains its principal office; (b) the Delaware General Corporation Law; or (c) the Revised Model Business Corporation Act. The proposed rule states that the Finance Agency has the authority to review a regulated entity’s indemnification policies, procedures and practices and may limit or prohibit indemnification payments in support of the safe and sound operations of the regulated entity.

Comments on the proposed rule are due by May 15, 2014.

Finance Agency Final Rule on Executive Compensation

On January 28, 2014, the Finance Agency issued a final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBanks and the Office of Finance. The final rule addresses the authority of the Director of the Finance Agency to review the compensation arrangements of executive officers of the FHLBanks and to prohibit an FHLBank or the Office of Finance from providing compensation to any executive officer that the Director of the Finance Agency determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities.

The final rule also addresses the Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The final rule became effective on February 27, 2014.

Finance Agency Final Rule on Golden Parachute Payments.

On January 28, 2014, the Finance Agency issued a final rule setting forth the standards that the Director of the Finance Agency will take into consideration when determining whether to limit or prohibit golden parachute payments. The primary impact of this final rule is to better conform existing Finance Agency regulations on golden parachutes with FDIC golden parachute regulations and to further limit golden parachute payments made by an FHLBank or the Office of Finance that is assigned a less than satisfactory composite Finance Agency examination rating. The final rule became effective on February 27, 2014.

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

MARKET RISK

We define market risk as the risk that MVCS or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during the three months ended March 31, 2014 and 2013. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets and liabilities, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements.

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

We monitor and manage to the MVCS policy limits to ensure the stability of the Bank's value. As of March 31, 2014, the policy limits for MVCS are 2.2 percent, 5 percent, and 12 percent declines from the base case in the up and down 50, 100, and 200 basis point parallel interest rate shift scenarios and 2.5 percent, 5.5 percent, and 13 percent declines from the base case in the up and down 50, 100, and 200 basis point non-parallel interest rate shift scenarios. Any breach of policy limits requires an immediate action to bring the exposure back within policy limits, as well as a report to the Board of Directors.

During the first quarter of 2008, due to the low interest rate environment, our Board of Directors suspended indefinitely the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario. In October 2012, our Board of Directors amended the suspension by approving a rule for compliance to the down 200 basis point scenario that reinstates/suspends the associated policy limit when the 10-year swap rate increases above/drops below 2.50 percent and remains so for five consecutive days. At March 31, 2014 and December 31, 2013, the 10-year swap rate was above 2.50 percent and therefore the associated policy limit was applicable.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at March 31, 2014 and December 31, 2013:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March	$114.0	$119.8	$121.8	$122.1	$122.0	$121.4	$118.9
December	$114.8	$120.1	$121.5	$121.2	$120.3	$119.1	$115.8

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March	(6.7)%	(1.9)%	(0.2)%	—%	(0.1)%	(0.6)%	(2.6)%
December	(5.3)%	(0.9)%	0.3%	—%	(0.7)%	(1.7)%	(4.4)%

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at March 31, 2014 and December 31, 2013:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March	$122.3	$123.2	$123.0	$122.1	$121.2	$119.4	$116.2
December	$122.0	$122.7	$122.3	$121.2	$120.0	$117.7	$115.8

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March	0.2%	0.9%	0.7%	—%	(0.8)%	(2.2)%	(4.9)%
December	0.7%	1.2%	0.9%	—%	(1.0)%	(2.9)%	(4.4)%

The increase in our base case MVCS at March 31, 2014 when compared to December 31, 2013 was primarily attributable to the following factors:

•
Option-adjusted spread: The spread between mortgage interest rates and LIBOR, adjusted for the mortgage prepayment option, decreased at March 31, 2014 when compared to December 31, 2013. This had a positive impact on MVCS as it increased the value of mortgage-related assets.

•
Adjusted net income earned, net of dividend. During the first quarter of 2014, our adjusted net income earned, net of dividend, increased our market value of equity, thereby increasing MVCS. For additional information on our adjusted net income measure, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings."

•
Slope of yield curves. The slope of the yield curves used to discount cash flows flattened at March 31, 2014 when compared to December 31, 2013. This had a positive impact on MVCS as the flattening of the yield curves increased the value of long-term mortgage-related assets and reduced the value of short-term funding.

The increase in our base case MVCS at March 31, 2014 was partially offset by decreased funding costs relative to the LIBOR swap curve. Our funding costs relative to the LIBOR swap curve decreased at March 31, 2014 when compared to December 31, 2013, thereby increasing the present value of our liabilities that fund mortgage-related assets. This had a negative impact on MVCS.

Projected Income Sensitivity

We monitor projected 24-month income sensitivity to limit short-term earnings volatility of the Bank. The projected 24-month income simulation policy limit is based on forward interest rates and business assumptions.The income sensitivity policy limit specifies a floor on projected earned dividend for each shock scenario. Earned dividend is computed as an annualized ratio of projected net income to average projected capital stock over the projection horizon. We were in compliance with the projected 24-month income simulation policy limit at March 31, 2014 and December 31, 2013.

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

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at March 31, 2014 and December 31, 2013:

Economic Value of Capital Stock (dollars per share)
March	$129.9
December	$123.5

The increase in our EVCS at March 31, 2014 when compared to December 31, 2013 was primarily attributable to the following factors:

•
Decreased funding costs relative to the LIBOR swap curve. Our funding costs relative to the LIBOR swap curve decreased at March 31, 2014 when compared to December 31, 2013. This had a positive impact on EVCS mainly through its impact on the value of mortgage-related assets and their associated funding.

•
Slope of yield curves. The slope of the yield curves used to discount cash flows flattened at March 31, 2014 when compared to December 31, 2013. This had a positive impact on EVCS as the flattening of the yield curves increased the value of long-term mortgage-related assets and reduced the value of short-term funding.

Retained Earnings Minimum Level and Regulatory Capital Requirements

Our ERMP provides policy limits and requires a minimum level of retained earnings based on the level of market risk, credit risk, and operational risk within the Bank. We are also subject to three regulatory capital requirements. For additional information on compliance with these requirements, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital".

LIQUIDITY RISK

We define liquidity risk as the risk that we will be unable to meet our obligations as they come due or meet the credit needs of our members and housing associates in a timely and cost efficient manner. To manage this risk, we maintain liquidity in accordance with Finance Agency regulations. For additional information on compliance with these requirements, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Liquidity Requirements".

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

We are required by regulation to obtain sufficient collateral to fully secure our advances and other credit products. Eligible collateral includes (i) whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and Federal Family Education Loan Program (FFFELP) guaranteed student loans, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. Community Financial Institutions (CFIs) may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each borrower's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

Borrowers may pledge collateral to us by executing a blanket lien, specifically assigning collateral, or placing physical possession of collateral with us or our custodians. We perfect our security interest in all pledged collateral by filing Uniform Commercial Code financing statements or taking possession or control of the collateral. Under the FHLBank Act, any security interest granted to us by our members, or any affiliates of our members, has priority over the claims and rights of any other party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), unless those claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that have perfected security interests.

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

At March 31, 2014 and December 31, 2013, borrowers pledged $156.5 billion and $140.1 billion of collateral (net of applicable discounts) to support activity with us, including advances. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

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

The following table presents the unpaid principal balance of our MPF portfolio by product type (dollars in millions):

Product Type	March 31, 2014	December 31, 2013
Original MPF	$844	$842
MPF 100	34	35
MPF 125	3,624	3,629
MPF Plus	1,368	1,439
MPF Government	548	547
Total unpaid principal balance	$6,418	$6,492

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

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage portfolio. During the three months ended March 31, 2014, we recorded a reversal for credit losses on our mortgage loans of $0.3 million due primarily to a reduction in loan delinquencies and loss severity estimates as well as ongoing improvements in economic indicators and housing market forecasts on our collectively evaluated mortgage loans. In addition, during the fourth quarter of 2013 we began utilizing external property valuations rather than average loss severity rates on our individually evaluated mortgage loans. An improvement in property valuations during the first quarter of 2014 resulted in lower anticipated losses. During the three months ended March 31, 2013, we recorded no provision or reversal for credit losses on our mortgage loans. Refer to “Item 1. Financial Statements — Note 9 — Allowance for Credit Losses” for additional information on our allowance for credit losses.

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans (dollars in millions):

	For the Three Months Ended
	March 31,
	2014	2013
Balance, beginning of period	$8.0	$15.8
Charge-offs[1]	(0.3)	(0.5)
Reversal for credit losses on mortgage loans	(0.3)	—
Balance, end of period	$7.4	$15.3

1	At March 31, 2014, charge-offs were less than $1.0 million.

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

MORTGAGE-BACKED SECURITIES

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or that carry the highest investment grade rating by a nationally recognized statistical rating organization (NRSRO) at the time of purchase. We are exposed to credit risk to the extent these MBS fail to perform adequately. We perform ongoing analysis on these investments to determine potential credit issues. At March 31, 2014 and December 31, 2013, we owned $9.0 billion and $8.2 billion of MBS, of which approximately 99.7 percent and 99.6 percent were guaranteed by the U.S. Government or issued by GSEs and 0.3 percent and 0.4 percent were private-label MBS.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS (dollars in millions):

March 31, 2014
Credit rating:
A	$9
BBB	17
BB	3
Total unpaid principal balance	$29

Amortized cost	$29
Gross unrealized gains	—
Gross unrealized losses	—
Fair value	$29

Weighted average percentage of fair value to unpaid principal balance	99%
Original weighted average FICO® score	725
Original weighted average credit support[1]	4%
Weighted average credit support[2]	12%
Weighted average collateral delinquency rate[3]	8%

1	Based on the credit support at the time of issuance and is calculated using the original unpaid principal balance of the individual securities.

2	Based on the credit support as of March 31, 2014 and is calculated using the current unpaid principal balance of the individual securities.

3	Represents the percentage of underlying loans that are 60 days or more past due.

At March 31, 2014, we did not consider any of our private-label MBS to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment.”

Investments

We maintain an investment portfolio primarily to provide investment income and liquidity. Our primary credit risk on investments is the counterparties' ability to meet repayment terms. We mitigate this credit risk by investing in highly-rated investments, establishing unsecured credit limits, and actively monitoring the credit quality of our counterparties. This monitoring typically includes an assessment of each counterparty's financial performance, capital adequacy, and sovereign support. As a result of this monitoring, we may limit exposures or suspend existing counterparties.

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, as of March 31, 2014.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from one to 15 percent based on the counterparty's credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of two to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. At March 31, 2014, we were in compliance with the regulatory limits established for unsecured credit.

Our short-term portfolio may include, but is not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposit, and commercial paper. Our long-term portfolio may include, but is not limited to, other U.S. obligations, GSE obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. We face credit risk from unsecured exposures primarily within our short-term portfolio. While unsecured, we do not consider investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC to be a credit risk exposure.

Our unsecured credit exposure currently consists of the following overnight investment types:

•	Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions.

•	Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.

At March 31, 2014, our unsecured investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at March 31, 2014 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1]
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$—	$75	$300	$375
U.S. subsidiaries of foreign commercial banks	—	300	—	300
Total domestic and U.S. subsidiaries of foreign commercial banks	—	375	300	675
U.S. branches and agency offices of foreign commercial banks
Australia	300	—	—	300
Canada	—	600	—	600
Norway	—	300	—	300
Total U.S. branches and agency offices of foreign commercial banks	300	900	—	1,200
Total unsecured investment exposure	$300	$1,275	$300	$1,875

1	Represents the lowest credit rating available for each investment based on an NRSRO.

The following tables summarize the carrying value of our investments by credit rating (dollars in millions):

	March 31, 2014
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$—	$2
Securities purchased under agreements to resell	2,915	950	2,375	—	—	1,250	7,490
Federal funds sold	—	300	1,275	300	—	—	1,875
Investment securities:
Mortgage-backed securities
GSE - residential	—	9,003	—	—	—	—	9,003
Other U.S. obligations - residential	—	5	—	—	—	—	5
Other U.S. obligations - commercial	—	2	—	—	—	—	2
Private-label - residential	—	—	10	16	3	—	29
Total mortgage-backed securities	—	9,010	10	16	3	—	9,039
Non-mortgage-backed securities
Other U.S. obligations	—	441	—	—	—	—	441
GSE obligations	—	1,500	—	—	—	—	1,500
State or local housing agency obligations	23	70	—	—	—	—	93
Other[3]	342	102	—	—	—	1	445
Total non-mortgage-backed securities	365	2,113	—	—	—	1	2,479
Total investments[4]	$3,280	$12,375	$3,660	$316	$3	$1,251	$20,885

	December 31, 2013
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$—	$2
Securities purchased under agreements to resell	—	3,700	3,300	—	—	1,200	8,200
Federal funds sold	—	—	900	300	—	—	1,200
Investment securities:
Mortgage-backed securities
GSE - residential	—	8,132	—	—	—	—	8,132
Other U.S. obligations - residential	—	5	—	—	—	—	5
Other U.S. obligations - commercial	—	2	—	—	—	—	2
Private-label - residential	—	—	10	17	3	—	30
Total mortgage-backed securities	—	8,139	10	17	3	—	8,169
Non-mortgage-backed securities
Other U.S. obligations	—	448	—	—	—	—	448
GSE obligations	—	1,489	—	—	—	—	1,489
State or local housing agency obligations	23	72	—	—	—	—	95
Other[3]	331	196	—	—	—	1	528
Total non-mortgage-backed securities	354	2,205	—	—	—	1	2,560
Total investments[4]	$354	$14,046	$4,210	$317	$3	$1,201	$20,131

1	Represents the lowest credit rating available for each investment based on an NRSRO.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Other "unrated" investment represents an equity investment in a SBIC.

4	At March 31, 2014 and December 31, 2013, nine and six percent of our total investments were unsecured.

Our total investments increased at March 31, 2014 when compared to December 31, 2013 due primarily to the purchase of certain GSE MBS during the quarter.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	March 31, 2014
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
AA	$830	$8	$(7)	$1
A	5,442	34	(18)	16
Cleared derivatives[2]	3,947	—	19	19
Liability positions with credit exposure
Bilateral derivatives
A	3,292	(96)	98	2
BBB[3]	147	(6)	6	—
Cleared derivatives	11,904	(13)	79	66
Total derivative positions with credit exposure to non-member counterparties	25,562	(73)	177	104
Member institutions[3,4]	19	—	—	—
Total	25,581	$(73)	$177	$104
Derivative positions without credit exposure	4,902
Total notional	$30,483

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Represents derivative transactions cleared with Clearinghouses, which are not rated.

3	Net credit exposure is less than $1.0 million.

4	Represents mortgage delivery commitments with our member institutions.

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2013
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
AA	$721	$14	$(13)	$1
A	3,208	51	(41)	10
Cleared derivatives[2]	18,980	40	39	79
Liability positions with credit exposure
Bilateral derivatives
A	3,095	(68)	71	3
BBB[3]	2,853	(69)	69	—
Total derivative positions with credit exposure to non-member counterparties	28,857	(32)	125	93
Member institutions[3,4]	4	—	—	—
Total	28,861	$(32)	$125	$93
Derivative positions without credit exposure	5,492
Total notional	$34,353

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Represents derivative transactions cleared with Clearinghouses, which are not rated.

3	Net credit exposure is less than $1.0 million.

4	Represents mortgage delivery commitments with our member institutions.

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

BUSINESS RISK

We define business risk as the risk of an adverse impact on our financial condition or profitability resulting from external factors that may occur in both the short- and long-term. Business risk includes political, strategic, reputation, regulatory, and/or environmental factors, many of which are beyond our control. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our cost of doing business or other aspects of our business. We control business risk through strategic and annual business planning and monitoring of our external environment. For additional information on some of the more important risks we face, refer to "Item 1A. Risk Factors in our 2013 Form 10-K."

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

Internal Control Over Financial Reporting

For the first quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently aware of any pending or threatened legal proceedings against us, other than ordinary routine litigation incidental to our business, that could have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2013 Form 10-K. There have been no material changes to our risk factors during the three months ended March 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective February 26, 2009[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, approved by the Federal Housing Finance Agency on August 5, 2011 and effective September 5, 2011[3]
10.1	Federal Home Loan Bank of Des Moines 2014 Incentive Plan Document, effective January 1, 2014[4]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Bank's First Quarter 2014 Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condition at March 31, 2014 and December 31, 2013, (ii) Statements of Income for the Three Months Ended March 31, 2014 and 2013, (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013, (iv) Statements of Capital as of March 31, 2014 and March 31, 2013, (v) Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013, and (vi) Condensed Notes to the Unaudited Financial Statements

1	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the SEC on May 12, 2006 (Commission File No. 000-51999).

2	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the SEC on March 2, 2009 (Commission File No. 000-51999).

3	Incorporated by reference to exhibit 99.2 of our Form 8-K filed with the SEC on July 17, 2013 (Commission File No. 000-51999).

4	Incorporated by reference to exhibit 10.1 of our Form 8-K filed with the SEC on April 17, 2014 (Commission File No. 000-51999).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	May 9, 2014

By:	/s/ Richard S. Swanson
Richard S. Swanson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ardis E. Kelley
Ardis E. Kelley Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)