Form 10-Q
period 2014-06-30
Federal Home Loan Bank of Des Moines
filed 2014-08-12
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2014
Class B Stock, par value $100	29,348,772

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in thousands, except capital stock par value)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$308,821	$448,278
Interest-bearing deposits	1,654	1,863
Securities purchased under agreements to resell	9,325,000	8,200,000
Federal funds sold	1,630,000	1,200,000
Investment securities
Trading securities (Note 3)	1,050,655	1,018,373
Available-for-sale securities (Note 4)	9,982,463	7,932,520
Held-to-maturity securities (fair value of $1,586,567 and $1,842,599) (Note 5)	1,500,669	1,778,306
Total investment securities	12,533,787	10,729,199
Advances (Note 7)	51,714,087	45,650,220
Mortgage loans held for portfolio, net
Mortgage loans held for portfolio (Note 8)	6,493,372	6,565,293
Allowance for credit losses on mortgage loans (Note 9)	(7,200)	(8,000)
Total mortgage loans held for portfolio, net	6,486,172	6,557,293
Accrued interest receivable	74,281	72,561
Premises, software, and equipment, net	19,628	18,968
Derivative assets, net (Note 10)	90,869	93,011
Other assets	32,256	32,626
TOTAL ASSETS	$82,216,555	$73,004,019
LIABILITIES
Deposits
Interest-bearing	$418,014	$467,362
Non-interest-bearing	71,020	231,704
Total deposits	489,034	699,066
Consolidated obligations (Note 11)
Discount notes	59,331,353	38,136,652
Bonds (includes $0 and $50,033 at fair value under the fair value option)	18,251,895	30,195,568
Total consolidated obligations	77,583,248	68,332,220
Mandatorily redeemable capital stock (Note 12)	8,574	8,719
Accrued interest payable	79,985	81,420
Affordable Housing Program payable	40,834	37,688
Derivative liabilities, net (Note 10)	57,842	57,420
Other liabilities	164,433	330,619
TOTAL LIABILITIES	78,423,950	69,547,152
Commitments and contingencies (Note 14)
CAPITAL (Note 12)
Capital stock - Class B putable ($100 par value); 29,536 and 26,916 issued and outstanding shares	2,953,575	2,691,568
Retained earnings
Unrestricted	641,481	627,473
Restricted	63,583	50,782
Total retained earnings	705,064	678,255
Accumulated other comprehensive income	133,966	87,044
TOTAL CAPITAL	3,792,605	3,456,867
TOTAL LIABILITIES AND CAPITAL	$82,216,555	$73,004,019

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
INTEREST INCOME
Advances	$54,001	$45,411	$106,863	$93,850
Prepayment fees on advances, net	3,218	1,265	3,384	3,086
Interest-bearing deposits	64	119	109	268
Securities purchased under agreements to resell	832	873	1,617	2,542
Federal funds sold	490	258	796	698
Trading securities	8,241	8,379	16,483	16,550
Available-for-sale securities	24,516	17,755	47,259	34,876
Held-to-maturity securities	11,392	17,009	23,639	36,795
Mortgage loans held for portfolio	61,280	63,210	123,583	128,903
Total interest income	164,034	154,279	323,733	317,568
INTEREST EXPENSE
Consolidated obligations - Discount notes	10,103	1,376	19,391	3,683
Consolidated obligations - Bonds	93,549	102,112	191,495	209,708
Deposits	20	27	42	64
Borrowings from other FHLBanks	1	—	1	—
Mandatorily redeemable capital stock	46	84	91	142
Total interest expense	103,719	103,599	211,020	213,597
NET INTEREST INCOME	60,315	50,680	112,713	103,971
Reversal for credit losses on mortgage loans	—	—	(334)	—
NET INTEREST INCOME AFTER REVERSAL FOR CREDIT LOSSES	60,315	50,680	113,047	103,971
OTHER (LOSS) INCOME
Net gains (losses) on trading securities	22,331	(72,374)	46,534	(79,302)
Net gains on sale of available-for-sale securities	—	1,945	826	1,945
Net gains on sale of held-to-maturity securities	2,483	—	2,483	—
Net gains on consolidated obligations held at fair value	—	330	2	973
Net (losses) gains on derivatives and hedging activities	(38,876)	59,049	(61,960)	69,979
Net losses on extinguishment of debt	(2,736)	(10,619)	(2,736)	(25,742)
Other, net	2,129	2,003	3,644	4,732
Total other loss	(14,669)	(19,666)	(11,207)	(27,415)
OTHER EXPENSE
Compensation and benefits	7,920	7,195	15,604	14,415
Contractual services	1,779	1,307	3,859	3,117
Other operating expenses	3,464	3,112	6,247	6,146
Federal Housing Finance Agency	719	609	1,657	1,585
Office of Finance	553	707	1,761	1,456
Other, net	1,215	727	1,584	2,095
Total other expense	15,650	13,657	30,712	28,814
NET INCOME BEFORE ASSESSMENTS	29,996	17,357	71,128	47,742
Affordable Housing Program assessments	3,004	1,744	7,122	4,788
NET INCOME	$26,992	$15,613	$64,006	$42,954

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$26,992	$15,613	$64,006	$42,954
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities
Unrealized gains (losses)	26,509	(58,986)	47,659	(61,958)
Reclassification of realized net gains included in net income	—	(1,945)	(826)	(1,945)
Total net unrealized gains (losses) on available-for-sale securities	26,509	(60,931)	46,833	(63,903)
Pension and postretirement benefits	45	223	89	447
Total other comprehensive income (loss)	26,554	(60,708)	46,922	(63,456)
TOTAL COMPREHENSIVE INCOME (LOSS)	$53,546	$(45,095)	$110,928	$(20,502)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in thousands)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2012	20,627	$2,062,714	$593,129	$28,820	$621,949	$149,638	$2,834,301
Proceeds from issuance of capital stock	7,162	716,243	—	—	—	—	716,243
Repurchases/redemptions of capital stock	(6,901)	(690,132)	—	—	—	—	(690,132)
Net shares reclassified to mandatorily redeemable capital stock	(199)	(19,879)	—	—	—	—	(19,879)
Comprehensive income (loss)	—	—	34,363	8,591	42,954	(63,456)	(20,502)
Cash dividends on capital stock	—	—	(25,992)	—	(25,992)	—	(25,992)
BALANCE, JUNE 30, 2013	20,689	$2,068,946	$601,500	$37,411	$638,911	$86,182	$2,794,039

BALANCE, DECEMBER 31, 2013	26,916	$2,691,568	$627,473	$50,782	$678,255	$87,044	$3,456,867
Proceeds from issuance of capital stock	10,232	1,023,207	—	—	—	—	1,023,207
Repurchases/redemptions of capital stock	(7,575)	(757,460)	—	—	—	—	(757,460)
Net shares reclassified to mandatorily redeemable capital stock	(37)	(3,740)	—	—	—	—	(3,740)
Comprehensive income	—	—	51,205	12,801	64,006	46,922	110,928
Cash dividends on capital stock	—	—	(37,197)	—	(37,197)	—	(37,197)
BALANCE, JUNE 30, 2014	29,536	$2,953,575	$641,481	$63,583	$705,064	$133,966	$3,792,605

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$64,006	$42,954
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,931	3,950
Net (gains) losses on trading securities	(46,534)	79,302
Net gains on sale of available-for-sale securities	(826)	(1,945)
Net gains on sale of held-to-maturity securities	(2,483)	—
Net gains on consolidated obligations held at fair value	(2)	(973)
Net change in derivatives and hedging activities	44,342	(67,098)
Net losses on extinguishment of debt	2,736	25,742
Other adjustments	(2,242)	2,891
Net change in:
Accrued interest receivable	(2,635)	2,230
Other assets	1,614	(958)
Accrued interest payable	(1,468)	(11,472)
Other liabilities	1,508	(3,877)
Total adjustments	941	27,792
Net cash provided by operating activities	64,947	70,746
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(86,669)	171,566
Securities purchased under agreements to resell	(1,125,000)	1,255,000
Federal funds sold	(430,000)	(360,000)
Premises, software, and equipment	(2,372)	(5,167)
Trading securities
Proceeds from maturities of long-term	11,783	9,012
Purchases of long-term	—	(140,579)
Available-for-sale securities
Proceeds from sales and maturities of long-term	735,847	583,291
Purchases of long-term	(2,728,473)	(1,378,592)
Held-to-maturity securities
Proceeds from sales and maturities of long-term	279,400	782,215
Advances
Principal collected	36,152,659	26,185,065
Originated	(42,233,923)	(26,293,761)
Mortgage loans held for portfolio
Principal collected	404,720	974,065
Originated or purchased	(342,852)	(758,239)
Proceeds from sales of foreclosed assets	10,073	13,529
Net cash (used in) provided by investing activities	(9,354,807)	1,037,405

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
FINANCING ACTIVITIES
Net change in deposits	(285,155)	(253,123)
Net payments on derivative contracts with financing elements	(4,001)	(3,975)
Net proceeds from issuance of consolidated obligations
Discount notes	91,384,917	37,292,650
Bonds	5,781,396	23,021,054
Payments for maturing and retiring consolidated obligations
Discount notes	(70,191,934)	(40,745,643)
Bonds	(17,759,485)	(20,233,494)
Bonds transferred to other FHLBanks	—	(172,741)
Proceeds from issuance of capital stock	1,023,207	716,243
Payments for repurchases/redemptions of capital stock	(757,460)	(690,132)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(3,885)	(14,740)
Cash dividends paid	(37,197)	(25,992)
Net cash provided by (used in) financing activities	9,150,403	(1,109,893)
Net decrease in cash and due from banks	(139,457)	(1,742)
Cash and due from banks at beginning of the period	448,278	252,113
Cash and due from banks at end of the period	$308,821	$250,371

SUPPLEMENTAL DISCLOSURES
Interest paid	$414,443	$441,422
Affordable Housing Program payments	$3,976	$4,141
Transfers of mortgage loans to real estate owned	$5,707	$8,409

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

Reclassifications

Certain amounts in the Bank's 2013 financial statements and footnotes have been reclassified to conform to the presentation for the three and six months ended June 30, 2014. Additionally, certain other prior period amounts have been revised and may not agree to the financial report for the year ended December 31, 2013. These amounts were not deemed to be material.

During the first quarter of 2014, the Bank identified certain classification errors in its previously reported "Note 10 - Allowance for Credit Losses - Individually Evaluated Impaired Loans" for the year ended December 31, 2013 contained in the 2013 Form 10-K. Management determined after evaluating the quantitative and qualitative aspects of the classification errors that such errors were not material to the previously issued financial statements and footnotes. The Bank will correct the recorded investment classification error in its 2014 Form 10-Q filings and the average recorded investment classification error in its 2014 Form 10-K filing.

The following table summarizes the revisions made to the Bank’s allowance for credit losses footnote for December 31, 2013 in the 2014 Form 10-Q filings (dollars in thousands):

	Previously Reported	Revised
Recorded investment
Impaired loans with an allowance	$39,715	$19,719
Impaired loans without an allowance	1,125	21,121

The following table summarizes the revisions to be made to the Bank’s allowance for credit losses footnote for the year ended December 31, 2013 in the 2014 Form 10-K filing (dollars in millions):

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

ISSUED ACCOUNTING GUIDANCE

Revenue from Contracts with Customers

On May 28, 2014, the FASB issued guidance on revenue from contracts with customers. This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the guidance amends existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer to be consistent with the guidance on recognition and measurement (including the constraint on revenue).

This guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. This guidance applies to all contracts with customers except those that are within the scope of other standards, such as financial instruments and other contractual rights or obligations, guarantees (other than product or service warranties), insurance contracts, or lease contracts.

This guidance becomes effective for the interim and annual reporting periods beginning after December 15, 2016 and early application is not permitted. The guidance provides the entities with the option of using the following two methods upon adoption: a full retrospective method, retrospectively to each prior reporting period presented; or a transition method, retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. The Bank is in the process of evaluating this guidance, but its effect on the Bank's financial condition, results of operations or cash flows is not expected to be material.

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

Finance Agency Advisory Bulletin on Asset Classification

On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for classifying assets and prescribes the timing of asset charge-offs, excluding investment securities. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adverse classification requirements were implemented as of January 1, 2014; this implementation did not have a material effect on the the Bank's financial condition, results of operations, or cash flows. The charge-off requirements should be implemented no later than January 1, 2015. This guidance is not expected to have a material impact on the Bank's financial condition, results of operations, or cash flows.

Note 3 — Trading Securities

Major Security Types

Trading securities were as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Non-mortgage-backed securities
Other U.S. obligations	$261,991	$266,898
GSE obligations	59,500	54,971
Other[1]	275,924	263,354
Total non-mortgage-backed securities	597,415	585,223
Mortgage-backed securities
GSE residential	453,240	433,150
Total fair value	$1,050,655	$1,018,373

1	Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

During the three and six months ended June 30, 2014, the Bank recorded net holding gains of $22.3 million and $46.5 million on its trading securities compared to net holding losses of $72.4 million and $79.3 million for the same periods in 2013.

Note 4 — Available-for-Sale Securities

Major Security Type

Available-for-sale (AFS) securities were as follows (dollars in thousands):

	June 30, 2014
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations	$167,685	$5,833	$—	$173,518
GSE obligations	1,036,920	27,187	(3,194)	1,060,913
State or local housing agency obligations	25,660	60	(432)	25,288
Other[2]	170,101	7,387	—	177,488
Total non-mortgage-backed securities	1,400,366	40,467	(3,626)	1,437,207
Mortgage-backed securities
Other U.S. obligations residential	936,069	653	(515)	936,207
GSE residential	7,510,796	101,917	(3,664)	7,609,049
Total mortgage-backed securities	8,446,865	102,570	(4,179)	8,545,256
Total	$9,847,231	$143,037	$(7,805)	$9,982,463

	December 31, 2013
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations	$175,097	$6,474	$(23)	$181,548
GSE obligations	1,101,693	27,845	(2,663)	1,126,875
State or local housing agency obligations	24,868	—	(1,897)	22,971
Other[2]	257,584	5,994	(4)	263,574
Total non-mortgage-backed securities	1,559,242	40,313	(4,587)	1,594,968
Mortgage-backed securities
GSE residential	6,284,879	66,381	(13,708)	6,337,552
Total	$7,844,121	$106,694	$(18,295)	$7,932,520

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

Unrealized Losses

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
GSE obligations	$194,377	$(612)	$98,574	$(2,582)	$292,951	$(3,194)
State or local housing agency obligations	—	—	23,737	(432)	23,737	(432)
Total non-mortgage-backed securities	194,377	(612)	122,311	(3,014)	316,688	(3,626)
Mortgage-backed securities
Other U.S. obligations residential	593,913	(515)	—	—	593,913	(515)
GSE residential	727,149	(2,544)	512,481	(1,120)	1,239,630	(3,664)
Total mortgage-backed securities	1,321,062	(3,059)	512,481	(1,120)	1,833,543	(4,179)
Total	$1,515,439	$(3,671)	$634,792	$(4,134)	$2,150,231	$(7,805)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations	$38,342	$(23)	$—	$—	$38,342	$(23)
GSE obligations	135,655	(1,081)	59,061	(1,582)	194,716	(2,663)
State or local housing agency obligations	22,971	(1,897)	—	—	22,971	(1,897)
Other	10,190	(4)	—	—	10,190	(4)
Total non-mortgage-backed securities	207,158	(3,005)	59,061	(1,582)	266,219	(4,587)
Mortgage-backed securities
GSE residential	2,156,010	(12,061)	263,983	(1,647)	2,419,993	(13,708)
Total	$2,363,168	$(15,066)	$323,044	$(3,229)	$2,686,212	$(18,295)

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	June 30, 2014		December 31, 2013
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$12,674	$13,076	$9,981	$10,071
Due after one year through five years	963,217	985,437	1,031,840	1,056,323
Due after five years through ten years	268,837	276,642	331,391	339,266
Due after ten years	155,638	162,052	186,030	189,308
Total non-mortgage-backed securities	1,400,366	1,437,207	1,559,242	1,594,968
Mortgage-backed securities	8,446,865	8,545,256	6,284,879	6,337,552
Total	$9,847,231	$9,982,463	$7,844,121	$7,932,520

Net Gains on Sale of AFS Securities

During the three months ended June 30, 2014, the Bank did not sell any AFS securities. During the six months ended June 30, 2014, the Bank received $97.2 million in proceeds from the sale of an AFS security and recognized a gross gain of $0.8 million. During both the three and six months ended June 30, 2013, the Bank received $12.6 million in proceeds from the sale of an AFS security and recognized a gross gain of $1.9 million.

Note 5 — Held-to-Maturity Securities

Major Security Types

Held-to-maturity (HTM) securities were as follows (dollars in thousands):

	June 30, 2014
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$306,001	$56,125	$—	$362,126
State or local housing agency obligations	67,735	6,216	—	73,951
Other[2]	674	—	—	674
Total non-mortgage-backed securities	374,410	62,341	—	436,751
Mortgage-backed securities
Other U.S. obligations residential	4,201	14	—	4,215
Other U.S. obligations commercial	1,656	—	(1)	1,655
GSE residential	1,092,850	24,378	(262)	1,116,966
Private-label residential	27,552	—	(572)	26,980
Total mortgage-backed securities	1,126,259	24,392	(835)	1,149,816
Total	$1,500,669	$86,733	$(835)	$1,586,567

	December 31, 2013
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$306,853	$30,862	$—	$337,715
State or local housing agency obligations	72,662	2,518	—	75,180
Other[2]	807	—	—	807
Total non-mortgage-backed securities	380,322	33,380	—	413,702
Mortgage-backed securities
Other U.S. obligations residential	5,303	22	—	5,325
Other U.S. obligations commercial	1,985	6	—	1,991
GSE residential	1,360,705	31,937	(426)	1,392,216
Private-label residential	29,991	63	(689)	29,365
Total mortgage-backed securities	1,397,984	32,028	(1,115)	1,428,897
Total	$1,778,306	$65,408	$(1,115)	$1,842,599

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization.

2	Consists of an investment in a Small Business Investment Company.

Unrealized Losses

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
Other U.S. obligations commercial	$750	$(1)	$—	$—	$750	$(1)
GSE residential	—	—	164,012	(262)	164,012	(262)
Private-label residential	8,945	(53)	18,035	(519)	26,980	(572)
Total mortgage-backed securities	$9,695	$(54)	$182,047	$(781)	$191,742	$(835)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
GSE residential	$71,023	$(54)	$113,532	$(372)	$184,555	$(426)
Private-label residential	—	—	19,517	(689)	19,517	(689)
Total mortgage-backed securities	$71,023	$(54)	$133,049	$(1,061)	$204,072	$(1,115)

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	June 30, 2014		December 31, 2013
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$674	$674	$807	$807
Due after ten years	373,736	436,077	379,515	412,895
Total non-mortgage-backed securities	374,410	436,751	380,322	413,702
Mortgage-backed securities	1,126,259	1,149,816	1,397,984	1,428,897
Total	$1,500,669	$1,586,567	$1,778,306	$1,842,599

Net Gains on Sale of HTM Securities

During both the three and six months ended June 30, 2014, the Bank sold an HTM security with a carrying amount of $20.0 million and recognized a gross gain of $2.5 million. The HTM security sold had less than 15 percent of the acquired principal outstanding at the time of sale. As such, the sale was considered a maturity for purpose of security classification and did not impact the Bank's ability and intent to hold the remaining HTM securities through their stated maturities. During both the three and six months ended June 30, 2013, the Bank did not sell any HTM securities.

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

Private-Label Mortgage-Backed Securities

On a quarterly basis, the Bank engages other designated FHLBanks to perform cash flow analyses on its private-label mortgage-backed securities (MBS) using two third-party models in order to assess whether the entire amortized cost bases of these securities will be recovered. For a description of these models, refer to "Item 8. Financial Statements and Supplementary Data - Note 7 - Other than-Temporary Impairment" in the Bank's 2013 Form 10-K.

The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of four percent to an increase of nine percent over the twelve month period beginning April 1, 2014. For the vast majority of markets, the change in short-term housing price forecast ranges from a decrease of two percent to an increase of four percent.

Previously, home price projections following the short-term period were projected to recover using one of five different recovery paths. Starting this quarter, a unique path was projected for each geographic area based on an internally developed framework derived from historical data.

The Bank compared the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At June 30, 2014, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at June 30, 2014.

All Other Investment Securities

On a quarterly basis, the Bank reviews all remaining AFS and HTM securities in an unrealized loss position to determine whether they are other-than temporarily impaired. The following was determined for the Bank's other investment securities in an unrealized loss position at June 30, 2014:

•
Other U.S. obligations and GSE securities. The unrealized losses were due primarily to interest rate volatility. The strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at June 30, 2014.

•
State housing agency obligations. The unrealized losses were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements was sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at June 30, 2014.

Note 7 — Advances

Contractual Maturity

The following table summarizes the Bank's advances outstanding by contractual maturity (dollars in thousands):

	June 30, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$133	3.28	$—	—
Due in one year or less	9,024,846	0.50	6,948,856	0.60
Due after one year through two years	4,102,931	1.18	4,479,162	0.95
Due after two years through three years	4,182,346	1.50	2,936,056	1.76
Due after three years through four years	3,673,175	2.40	3,298,142	2.28
Due after four years through five years	21,570,077	0.37	20,558,211	0.54
Thereafter	8,888,003	0.74	7,139,820	0.85
Total par value	51,441,511	0.76	45,360,247	0.84
Premiums	144		153
Discounts	(7,141)		(7,879)
Fair value hedging adjustments	279,573		297,699
Total	$51,714,087		$45,650,220

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call date, the borrower typically pays a higher fixed rate for the advance relative to an equivalent maturity, noncallable, fixed rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At June 30, 2014 and December 31, 2013, the Bank had callable advances outstanding totaling $26.0 billion and $26.4 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise dates, and the borrower may then apply for a new advance at the prevailing market rate. Generally, put options are exercised when interest rates increase. At June 30, 2014 and December 31, 2013, the Bank had putable advances outstanding totaling $2.3 billion and $2.4 billion.

Prepayment Fees

The Bank charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. Prepayment fees are recorded net of fair value hedging adjustments in the Statements of Income.

The following table summarizes the Bank's prepayment fees on advances, net (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Gross prepayment fee income	$16,836	$11,286	$17,167	$13,810
Fair value hedging adjustments[1]	(13,618)	(10,021)	(13,783)	(10,724)
Prepayment fees on advances, net	$3,218	$1,265	$3,384	$3,086

1	Represents the amortization/accretion of fair value hedging adjustments on closed advance hedge relationships resulting from advance prepayments.

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

The following table presents information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	June 30, 2014	December 31, 2013
Fixed rate, long-term single family mortgage loans	$4,858,927	$4,823,351
Fixed rate, medium-term[1] single family mortgage loans	1,558,536	1,668,190
Total unpaid principal balance	6,417,463	6,491,541
Premiums	80,262	80,911
Discounts	(13,941)	(15,652)
Basis adjustments from mortgage loan commitments	9,588	8,493
Total mortgage loans held for portfolio	6,493,372	6,565,293
Allowance for credit losses	(7,200)	(8,000)
Total mortgage loans held for portfolio, net	$6,486,172	$6,557,293

1	Medium-term is defined as a term of 15 years or less.

The following table presents the Bank's mortgage loans held for portfolio by collateral or guarantee type (dollars in thousands):

	June 30, 2014	December 31, 2013
Conventional mortgage loans	$5,859,922	$5,944,999
Government-insured mortgage loans	557,541	546,542
Total unpaid principal balance	$6,417,463	$6,491,541

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

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At June 30, 2014 and December 31, 2013, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At June 30, 2014 and December 31, 2013, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings (TDRs) related to credit products during the six months ended June 30, 2014 and 2013.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of June 30, 2014 and December 31, 2013. Accordingly, the Bank has not recorded any allowance for credit losses.

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any principal losses incurred on these loans that are not recovered from the guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at June 30, 2014 and December 31, 2013. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

•
First Loss Account. The first loss account (FLA) is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. Credit enhancement fees paid totaled $2.2 million and $2.1 million during the six months ended June 30, 2014 and 2013. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments with a PFI credit enhancement obligation was $88.5 million and $87.3 million at June 30, 2014 and December 31, 2013.

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

Individually Identified Conventional Mortgage Loans. The Bank individually evaluates certain conventional mortgage loans for impairment, including TDRs and collateral-dependent loans. The Bank's TDRs include loans granted under its temporary loan modification plan and loans discharged under Chapter 7 bankruptcy that have not been reaffirmed by the borrower. The Bank generally measures impairment of TDRs based on the present value of expected future cash flows discounted at the loan's effective interest rate. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. The Bank's collateral-dependent loans include loans in process of foreclosure, loans 180 days or more past due, and bankruptcy loans and TDRs 60 days or more past due. Prior to January 1, 2014, the Bank only evaluated TDRs and collateral-dependent loans that were in process of foreclosure on an individual basis. The Bank measures impairment of collateral-dependent loans based on the estimated fair value of the underlying collateral less selling costs and expected proceeds from PMI.

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

Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not. At June 30, 2014 and December 31, 2013, the Bank determined that the amount of performance-based credit enhancement fees available for recapture from the PFIs at the master commitment level was immaterial. As such, it did not factor credit enhancement fees into its estimate of the allowance for credit losses.

PFI Credit Enhancement Obligation. When reserving for estimated credit losses, the Bank may take into consideration the PFI credit enhancement obligation, which is intended to absorb losses in excess of the FLA. At June 30, 2014 and December 31, 2013, the Bank determined that the amount of credit enhancement obligation available to offset losses was immaterial. As such, it did not factor credit enhancement obligation into its estimate of the allowance for credit losses.

Allowance for Credit Losses on Conventional Mortgage Loans. The following table presents a rollforward of the allowance for credit losses on the Bank's conventional mortgage loan portfolio (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$7,400	$15,253	$8,000	$15,793
Charge-offs	(200)	(597)	(466)	(1,137)
Reversal for credit losses	—	—	(334)	—
Balance, end of period	$7,200	$14,656	$7,200	$14,656

The following table summarizes the allowance for credit losses and recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in thousands):

	June 30, 2014	December 31, 2013
Allowance for credit losses
Collectively evaluated for impairment	$2,400	$4,500
Individually evaluated for impairment	4,800	3,500
Total allowance for credit losses	$7,200	$8,000
Recorded investment[1]
Collectively evaluated for impairment	$5,899,579	$5,996,590
Individually evaluated for impairment, with or without a related allowance	53,913	40,840
Total recorded investment	$5,953,492	$6,037,430

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollars in thousands):

	June 30, 2014
	Conventional	Government Insured	Total
Past due 30 - 59 days	$63,916	$18,147	$82,063
Past due 60 - 89 days	18,383	5,973	24,356
Past due 90 - 179 days	15,324	3,192	18,516
Past due 180 days or more	43,022	6,176	49,198
Total past due mortgage loans	140,645	33,488	174,133
Total current mortgage loans	5,812,847	539,499	6,352,346
Total recorded investment of mortgage loans[1]	$5,953,492	$572,987	$6,526,479

In process of foreclosure (included above)[2]	$30,340	$4,183	$34,523
Serious delinquency rate[3]	1.0%	1.6%	1.1%
Past due 90 days or more and still accruing interest[4]	$—	$9,368	$9,368
Non-accrual mortgage loans[5]	$61,601	$—	$61,601

	December 31, 2013
	Conventional	Government Insured	Total
Past due 30 - 59 days	$75,521	$19,714	$95,235
Past due 60 - 89 days	21,925	7,128	29,053
Past due 90 - 179 days	17,864	5,515	23,379
Past due 180 days or more	50,271	4,130	54,401
Total past due mortgage loans	165,581	36,487	202,068
Total current mortgage loans	5,871,849	524,947	6,396,796
Total recorded investment of mortgage loans[1]	$6,037,430	$561,434	$6,598,864

In process of foreclosure (included above)[2]	$37,582	$1,106	$38,688
Serious delinquency rate[3]	1.1%	1.7%	1.2%
Past due 90 days or more and still accruing interest[4]	$—	$9,645	$9,645
Non-accrual mortgage loans[5]	$71,221	$—	$71,221

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

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

Individually Evaluated Impaired Loans. As previously described, the Bank evaluates certain conventional mortgage loans for impairment individually. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table summarizes the recorded investment and related allowance of the Bank's individually evaluated impaired loans (dollars in thousands):

	June 30, 2014		December 31, 2013
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Impaired loans with an allowance	$22,798	$4,800	$19,719	$3,500
Impaired loans without an allowance	31,115	—	21,121	—
Total	$53,913	$4,800	$40,840	$3,500

The Bank did not recognize any interest income on impaired loans during the three and six months ended June 30, 2014 and 2013. The average recorded investment on impaired loans with an allowance was $23.2 million and $21.3 million during the three and six months ended June 30, 2014. The average recorded investment on impaired loans with an allowance was $48.9 million and $52.9 million during the three and six months ended June 30, 2013. The average recorded investment on impaired loans without an allowance was $33.2 million and $26.1 million during the three and six months ended June 30, 2014. The average recorded investment on impaired loans without an allowance was $1.2 million and $1.3 million during the three and six months ended June 30, 2013.

Real Estate Owned. At June 30, 2014 and December 31, 2013, the Bank had $9.4 million and $12.2 million of REO recorded as a component of "Other assets" in the Statements of Condition.

Term Securities Purchased Under Agreements to Resell

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at June 30, 2014 and December 31, 2013.

Off-Balance Sheet Credit Exposures

At June 30, 2014 and December 31, 2013, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank's off-balance sheet credit exposures, see "Note 14 — Commitments and Contingencies."

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

The following table summarizes the Bank's fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in thousands):

	June 30, 2014			December 31, 2013
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$23,305,467	$90,643	$406,692	$32,537,432	$181,724	$391,597
Derivatives not designated as hedging instruments
Interest rate swaps	1,023,872	26,001	36,994	1,757,673	72,439	25,102
Forward settlement agreements (TBAs)	106,500	—	764	28,000	160	3
Mortgage delivery commitments	108,854	744	—	29,651	6	124
Total derivatives not designated as hedging instruments	1,239,226	26,745	37,758	1,815,324	72,605	25,229
Total derivatives before netting and collateral adjustments	$24,544,693	117,388	444,450	$34,352,756	254,329	416,826
Netting adjustments		(22,618)	(22,618)		(82,293)	(82,293)
Cash collateral and related accrued interest		(3,901)	(363,990)		(79,025)	(277,113)
Total netting adjustments and cash collateral[1]		(26,519)	(386,608)		(161,318)	(359,406)
Total derivative assets and total derivative liabilities		$90,869	$57,842		$93,011	$57,420

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

The following table summarizes the components of “Net (losses) gains on derivatives and hedging activities” as presented in the Statements of Income (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Derivatives designated as hedging instruments
Interest rate swaps	$(12,244)	$6,894	$(18,705)	$6,344
Derivatives not designated as hedging instruments
Interest rate swaps	(20,783)	53,127	(33,870)	66,094
Interest rate caps	—	2,943	—	3,992
Forward settlement agreements (TBAs)	(2,390)	4,728	(2,920)	5,327
Mortgage delivery commitments	2,258	(4,498)	2,745	(5,179)
Net interest settlements	(5,717)	(4,145)	(9,210)	(6,599)
Total net (losses) gains related to derivatives not designated as hedging instruments	(26,632)	52,155	(43,255)	63,635
Net (losses) gains on derivatives and hedging activities	$(38,876)	$59,049	$(61,960)	$69,979

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the effect of those derivatives on the Bank's net interest income (dollars in thousands):

	For the Three Months Ended June 30, 2014
Hedged Item Type	(Losses) Gains on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(102,336)	$89,222	$(13,114)	$(28,660)
Advances	(11,973)	12,387	414	(40,578)
Consolidated obligation bonds	33,039	(32,583)	456	15,673
Total	$(81,270)	$69,026	$(12,244)	$(53,565)

	For the Three Months Ended June 30, 2013
Hedged Item Type	Gains (Losses) on Derivatives	(Losses) Gains on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$95,251	$(91,507)	$3,744	$(7,136)
Advances	138,946	(138,169)	777	(40,083)
Consolidated obligation bonds	(115,125)	117,498	2,373	16,245
Total	$119,072	$(112,178)	$6,894	$(30,974)

	For the Six Months Ended June 30, 2014
Hedged Item Type	(Losses) Gains on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(190,269)	$169,803	$(20,466)	$(53,373)
Advances	1,227	(380)	847	(80,872)
Consolidated obligation bonds	48,167	(47,253)	914	26,924
Total	$(140,875)	$122,170	$(18,705)	$(107,321)

	For the Six Months Ended June 30, 2013
Hedged Item Type	Gains (Losses) on Derivatives	(Losses) Gains on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$98,210	$(94,187)	$4,023	$(11,482)
Advances	184,025	(182,308)	1,717	(82,673)
Consolidated obligation bonds	(139,127)	139,731	604	33,584
Total	$143,108	$(136,764)	$6,344	$(60,571)
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

A majority of the Bank's bilateral derivative contracts contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at June 30, 2014 was $257.6 million, for which the Bank posted collateral of $200.9 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $34.9 million of collateral to its bilateral derivative counterparties at June 30, 2014.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents at June 30, 2014.

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

	June 30, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Bilateral derivatives	$110,194	$353,461	$209,378	$411,289
Cleared derivatives	6,450	90,989	44,945	5,413
Total gross recognized amount	116,644	444,450	254,323	416,702
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(98,609)	(295,619)	(195,177)	(353,993)
Cleared derivatives	72,090	(90,989)	33,859	(5,413)
Total gross amounts of netting adjustments and cash collateral	(26,519)	(386,608)	(161,318)	(359,406)
Net amounts after netting adjustments
Bilateral derivatives	11,585	57,842	14,201	57,296
Cleared derivatives	78,540	—	78,804	—
Total net amounts after netting adjustments	90,125	57,842	93,005	57,296
Bilateral derivatives instruments not meeting netting requirements[1]	744	—	6	124
Derivative assets and derivative liabilities
Bilateral derivatives	12,329	57,842	14,207	57,420
Cleared derivatives	78,540	—	78,804	—
Total derivative assets and total derivative liabilities[2]	$90,869	$57,842	$93,011	$57,420

1	Represents mortgage delivery commitments.

2	Represents the net unsecured amount of credit exposure.

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At June 30, 2014 and December 31, 2013, the total par value of outstanding consolidated obligations of the 12 FHLBanks was $800.0 billion and $766.8 billion.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$59,337,683	0.07	$38,143,400	0.10
Discounts	(6,330)		(6,748)
Total	$59,331,353		$38,136,652

BONDS

The following table summarizes the Bank's bonds outstanding by year of contractual maturity (dollars in thousands):

	June 30, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$3,932,265	0.94	$17,437,015	0.33
Due after one year through two years	2,621,970	3.47	2,485,075	3.03
Due after two years through three years	3,339,055	2.83	1,864,840	3.48
Due after three years through four years	1,383,760	2.82	2,080,710	4.21
Due after four years through five years	1,126,710	1.30	582,735	1.60
Thereafter	5,639,960	3.04	5,545,470	2.96
Index amortizing notes	186,875	5.21	209,600	5.21
Total par value	18,230,595	2.51	30,205,445	1.56
Premiums	20,228		22,027
Discounts	(17,761)		(17,751)
Fair value hedging adjustments	18,833		(14,186)
Fair value option adjustments	—		33
Total	$18,251,895		$30,195,568

The following table summarizes the Bank's bonds outstanding by call features (dollars in thousands):

	June 30, 2014	December 31, 2013
Noncallable or nonputable	$14,335,595	$26,765,445
Callable	3,895,000	3,440,000
Total par value	$18,230,595	$30,205,445

Extinguishment of Debt

During both the three and six months ended June 30, 2014, the Bank extinguished bonds with a total par value of $23.7 million and recognized losses of $2.7 million in other (loss) income. During the three and six months ended June 30, 2013, the Bank extinguished bonds with a total par value of $70.0 million and $162.1 million and recognized losses of $10.6 million and $25.7 million.

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At June 30, 2014 and December 31, 2013, the Bank did not have any nonpermanent capital.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations. The following table shows the Bank's compliance with the Finance Agency's regulatory capital requirements (dollars in thousands):

	June 30, 2014		December 31, 2013
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$572,498	$3,667,213	$676,384	$3,378,542
Regulatory capital	$3,288,662	$3,667,213	$2,920,161	$3,378,542
Leverage capital	$4,110,828	$5,500,819	$3,650,201	$5,067,814
Capital-to-assets ratio	4.00%	4.46%	4.00%	4.63%
Leverage ratio	5.00%	6.69%	5.00%	6.94%

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

Excess Stock

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At June 30, 2014 and December 31, 2013, the Bank had no excess capital stock outstanding.

Mandatorily Redeemable Capital Stock

The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) when a member engages in any of the following activities: (i) submits a written notice to redeem all or part of its capital stock, (ii) submits a written notice of its intent to withdraw from membership, or (iii) terminates its membership voluntarily as a result of a consolidation into a non-member or into a member of another FHLBank. Dividends on mandatorily redeemable capital stock are classified as interest expense in the Statements of Income. At June 30, 2014 and December 31, 2013, the Bank's mandatorily redeemable capital stock totaled $8.6 million and $8.7 million.

Restricted Retained Earnings

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. It requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At June 30, 2014 and December 31, 2013, the Bank's restricted retained earnings account totaled $63.6 million and $50.8 million.

Accumulated Other Comprehensive Income

The following table summarizes the changes in AOCI (dollars in thousands):

	Net unrealized gains on AFS securities (Note 4)	Pension and postretirement benefits	Total AOCI
Balance, March 31, 2013	$149,809	$(2,919)	$146,890
Other comprehensive (loss) income before reclassifications
Net unrealized losses	(58,986)	—	(58,986)
Reclassifications from other comprehensive income to net income
Net realized gains on sale of securities	(1,945)		(1,945)
Amortization - pension and postretirement		223	223
Net current period other comprehensive (loss) income	(60,931)	223	(60,708)
Balance, June 30, 2013	$88,878	$(2,696)	$86,182

Balance, March 31, 2014	$108,723	$(1,311)	$107,412
Other comprehensive income before reclassifications
Net unrealized gains	26,509	—	26,509
Reclassifications from other comprehensive income to net income
Amortization - pension and postretirement		45	45
Net current period other comprehensive income	26,509	45	26,554
Balance, June 30, 2014	$135,232	$(1,266)	$133,966

The following table summarizes the changes in AOCI (dollars in thousands):

	Net unrealized gains on AFS securities (Note 4)	Pension and postretirement benefits	Total AOCI
Balance, December 31, 2012	$152,781	$(3,143)	$149,638
Other comprehensive (loss) income before reclassifications
Net unrealized losses	(61,958)	—	(61,958)
Reclassifications from other comprehensive income to net income
Net realized gains on sale of securities	(1,945)		(1,945)
Amortization - pension and postretirement		447	447
Net current period other comprehensive (loss) income	(63,903)	447	(63,456)
Balance, June 30, 2013	$88,878	$(2,696)	$86,182

Balance, December 31, 2013	$88,399	$(1,355)	$87,044
Other comprehensive income (loss) before reclassifications
Net unrealized gains	47,659	—	47,659
Reclassifications from other comprehensive income to net income
Net realized gains on sale of securities	(826)		(826)
Amortization - pension and postretirement		89	89
Net current period other comprehensive income	46,833	89	46,922
Balance, June 30, 2014	$135,232	$(1,266)	$133,966

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the six months ended June 30, 2014 and 2013.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial instruments at June 30, 2014 (dollars in thousands). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$308,821	$308,821	$—	$—	$—	$308,821
Interest-bearing deposits	1,654	—	1,632	—	—	1,632
Securities purchased under agreements to resell	9,325,000	—	9,325,000	—	—	9,325,000
Federal funds sold	1,630,000	—	1,630,000	—	—	1,630,000
Trading securities	1,050,655	—	1,050,655	—	—	1,050,655
Available-for-sale securities	9,982,463	—	9,982,463	—	—	9,982,463
Held-to-maturity securities	1,500,669	—	1,559,587	26,980	—	1,586,567
Advances	51,714,087	—	51,837,680	—	—	51,837,680
Mortgage loans held for portfolio, net	6,486,172	—	6,734,778	64,628	—	6,799,406
Accrued interest receivable	74,281	—	74,281	—	—	74,281
Derivative assets, net	90,869	—	117,388	—	(26,519)	90,869
Other assets	11,439	11,439	—	—	—	11,439
Liabilities
Deposits	(489,034)	—	(489,033)	—	—	(489,033)
Consolidated obligations
Discount notes	(59,331,353)	—	(59,331,965)	—	—	(59,331,965)
Bonds	(18,251,895)	—	(18,909,102)	—	—	(18,909,102)
Total consolidated obligations	(77,583,248)	—	(78,241,067)	—	—	(78,241,067)
Mandatorily redeemable capital stock	(8,574)	(8,574)	—	—	—	(8,574)
Accrued interest payable	(79,985)	—	(79,985)	—	—	(79,985)
Derivative liabilities, net	(57,842)	(764)	(443,686)	—	386,608	(57,842)
Other
Commitments to fund advances	—	—	(8)	—	—	(8)
Standby letters of credit	(1,843)	—	—	(1,843)	—	(1,843)
Standby bond purchase agreements	—	—	2,968	—	—	2,968

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial instruments at December 31, 2013 (dollars in thousands):

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$448,278	$448,278	$—	$—	$—	$448,278
Interest-bearing deposits	1,863	—	1,833	—	—	1,833
Securities purchased under agreements to resell	8,200,000	—	8,200,000	—	—	8,200,000
Federal funds sold	1,200,000	—	1,200,000	—	—	1,200,000
Trading securities	1,018,373	—	1,018,373	—	—	1,018,373
Available-for-sale securities	7,932,520	—	7,932,520	—	—	7,932,520
Held-to-maturity securities	1,778,306	—	1,813,234	29,365	—	1,842,599
Advances	45,650,220	—	45,751,949	—	—	45,751,949
Mortgage loans held for portfolio, net	6,557,293	—	6,683,555	37,340	—	6,720,895
Accrued interest receivable	72,561	—	72,561	—	—	72,561
Derivative assets, net	93,011	160	254,169	—	(161,318)	93,011
Other assets	10,529	10,529	—	—	—	10,529
Liabilities
Deposits	(699,066)	—	(699,066)	—	—	(699,066)
Consolidated obligations
Discount notes	(38,136,652)	—	(38,139,485)	—	—	(38,139,485)
Bonds	(30,195,568)	—	(30,735,638)	—	—	(30,735,638)
Total consolidated obligations	(68,332,220)	—	(68,875,123)	—	—	(68,875,123)
Mandatorily redeemable capital stock	(8,719)	(8,719)	—	—	—	(8,719)
Accrued interest payable	(81,420)	—	(81,420)	—	—	(81,420)
Derivative liabilities, net	(57,420)	(3)	(416,823)	—	359,406	(57,420)
Other
Standby letters of credit	(1,849)	—	—	(1,849)	—	(1,849)
Standby bond purchase agreements	—	—	3,860	—	—	3,860

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

As of June 30, 2014 and December 31, 2013, three or four prices were received for substantially all of the Bank's investment securities and the final prices for substantially all of those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

As an additional step, the Bank reviews the final fair value estimates of its private-label MBS holdings quarterly for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private-label MBS using the estimated fair value derived from the process previously described and the security's projected cash flows from the Bank's OTTI process. These yields were compared to the market yield of comparable securities according to dealers and/or other third-party sources. This analysis did not indicate any significant variances. Therefore, the Bank determined that its fair value estimates for private-label MBS were appropriate at June 30, 2014.

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

The Bank's discounted cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). The Bank uses the following inputs for measuring the fair value of interest-related derivatives:

•	Discount rate assumption. The Bank utilizes the Overnight-Index Swap (OIS) curve.

•	Forward interest rate assumption. The Bank utilizes the London Interbank Offered Rate (LIBOR) swap curve.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

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

Commitments to Fund Advances. The fair value of advance commitments is based on the present value of fees currently charged for similar agreements, taking into account the remaining terms of the agreement and the difference between current levels of interest rates and the committed rates.

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

Fair Value on a Recurring Basis

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at June 30, 2014 (dollars in thousands):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$261,991	$—	$—	$261,991
GSE obligations	—	59,500	—	—	59,500
Other non-MBS	—	275,924	—	—	275,924
GSE MBS - residential	—	453,240	—	—	453,240
Total trading securities	—	1,050,655	—	—	1,050,655
Available-for-sale securities
Other U.S. obligations	—	173,518	—	—	173,518
GSE obligations	—	1,060,913	—	—	1,060,913
State or local housing agency obligations	—	25,288	—	—	25,288
Other non-MBS	—	177,488	—	—	177,488
Other U.S. obligations MBS - residential	—	936,207	—	—	936,207
GSE MBS - residential	—	7,609,049	—	—	7,609,049
Total available-for-sale securities	—	9,982,463	—	—	9,982,463
Derivative assets, net
Interest-rate related	—	116,644	—	(26,519)	90,125
Mortgage delivery commitments	—	744	—	—	744
Total derivative assets, net	—	117,388	—	(26,519)	90,869
Other assets	11,439	—	—	—	11,439
Total recurring assets at fair value	$11,439	$11,150,506	$—	$(26,519)	$11,135,426
Liabilities
Derivative liabilities, net
Interest-rate related	$—	$(443,686)	$—	$386,608	$(57,078)
Forward settlement agreements (TBAs)	(764)	—	—	—	(764)
Total derivative liabilities, net	(764)	(443,686)	—	386,608	(57,842)
Total recurring liabilities at fair value	$(764)	$(443,686)	$—	$386,608	$(57,842)

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

	June 30, 2014	December 31, 2013
Impaired mortgage loans held for portfolio	$17,998	$37,340
Real estate owned	287	571
Total non-recurring assets	$18,285	$37,911

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Bonds	2014	2013	2014	2013
Balance, beginning of period	$—	$1,150,942	$50,033	$1,866,985
New bonds elected for fair value option	—	—	—	—
Maturities and terminations	—	(1,050,000)	(50,000)	(1,765,000)
Net gains on bonds held at fair value	—	(330)	(2)	(973)
Change in accrued interest	—	(490)	(31)	(890)
Balance, end of period	$—	$100,122	$—	$100,122

For consolidated obligations recorded under the fair value option, the related contractual interest expense is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net gains on consolidated obligations held at fair value” in the Statements of Income. At June 30, 2014, all bonds previously elected under the fair value option had matured. At December 31, 2013, the Bank determined no credit risk adjustments for nonperformance were necessary to the consolidated obligations recorded under the fair value option. The following table summarizes the difference between the unpaid principal balance and fair value of outstanding bonds for which the fair value option has been elected (dollars in thousands):

	June 30, 2014	December 31, 2013
Unpaid principal balance	$—	$50,000
Fair value	—	50,033
Fair value over unpaid principal balance	$—	$33

Note 14 — Commitments and Contingencies

Joint and Several Liability. The 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At June 30, 2014 and December 31, 2013, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $722.4 billion and $698.5 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in thousands):

	June 30, 2014			December 31, 2013
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit	$3,994,819	$38,494	$4,033,313	$4,303,732
Standby bond purchase agreements	94,098	508,794	602,892	619,338
Commitments to purchase mortgage loans	108,854	—	108,854	29,651
Commitments to issue bonds	75,000	—	75,000	29,289
Commitments to issue discount notes	—	—	—	399,831
Commitments to fund advances	—	8,000	8,000	—
Other commitments	98,475	—	98,475	100,000

Standby Letters of Credit. A standby letter of credit is a financing arrangement between the Bank and a member. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2020. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $1.8 million at both June 30, 2014 and December 31, 2013.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at June 30, 2014 and December 31, 2013 is reported in “Note 13 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2017. At June 30, 2014 and December 31, 2013, the Bank had standby bond purchase agreements with four housing associates. During the six months ended June 30, 2014 and 2013, the Bank was not required to purchase any bonds under these agreements. For the three and six months ended June 30, 2014, the Bank received fees for the guarantees that amounted to $0.4 million and $0.9 million. For the three and six months ended June 30, 2013, the Bank received fees for the guarantees that amounted to $0.5 million and $1.0 million. The estimated fair value of standby bond purchase agreements at June 30, 2014 and December 31, 2013 is reported in “Note 13 — Fair Value.”

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at June 30, 2014 and December 31, 2013 is reported in “Note 10 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Commitments to Issue Bonds and Discount Notes. At June 30, 2014, the Bank had commitments to issue $75.0 million of consolidated obligation bonds. At December 31, 2013, the Bank had commitments to issue $29.3 million of consolidated obligation bonds and $399.8 million of consolidated obligation discount notes.

Commitments to Fund Advances. The Bank enters into commitments that legally bind it to fund additional advances up to 24 months in the future. At June 30, 2014, the Bank had commitments to fund advances of $8.0 million. At December 31, 2013, the Bank did not have any commitments to fund advances.

Other Commitments. On December 30, 2013, the Bank entered into an agreement with the Iowa Finance Authority (IFA) to purchase up to $100.0 million of taxable multi-family mortgage revenue bonds. The agreement expires on June 30, 2015. As of June 30, 2014, the Bank had purchased $1.5 million of bonds under the IFA agreement. These bonds are classified as AFS in the Bank's Statements of Condition.

In conjunction with its sale of certain mortgage loans to Fannie Mae through the FHLBank of Chicago in 2009, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $0.8 million by December 31, 2015 and $0.3 million by December 31, 2020. At June 30, 2014, the FHLBank of Chicago had not requested any indemnification payments from the Bank pursuant to this agreement.
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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Advances	$826,553	1.6	$614,566	1.4
Mortgage loans	197,600	3.1	94,163	1.5
Deposits	4,358	0.9	2,550	0.4
Capital stock	54,806	1.9	40,982	1.5

Business Concentrations

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At June 30, 2014, the Bank had the following business concentrations with stockholders (dollars in thousands):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[1]
Wells Fargo Bank, N.A.	$890,000	30.1	$22,000,000	$—	$24,809
Superior Guaranty Insurance Company[2]	54,033	1.8	—	1,327,512	—
Total	$944,033	31.9	$22,000,000	$1,327,512	$24,809

1	Represents interest income earned on advances during the six months ended June 30, 2014.

2	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

At December 31, 2013, the Bank had the following business concentrations with stockholders (dollars in thousands):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[1]
Wells Fargo Bank, N.A.	$770,000	28.5	$19,000,000	$—	$14,470
Superior Guaranty Insurance Company[2]	60,130	2.2	—	1,477,856	—
Total	$830,130	30.7	$19,000,000	$1,477,856	$14,470

1	Represents interest income earned on advances during the year ended December 31, 2013.

2	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Note 16 — Transactions with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago for its participation in the MPF program. This service fee expense is recorded in other expense. For the three months ended June 30, 2014 and 2013, the Bank recorded $0.6 million and $0.7 million in service fee expense to the FHLBank of Chicago. For both the six months ended June 30, 2014 and 2013, the Bank recorded $1.3 million in service fee expense to the FHLBank of Chicago.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The Bank loaned $10.0 million to each of the FHLBanks of Topeka and Chicago during the six months ended June 30, 2014. The Bank loaned $17.0 million to the FHLBank of Atlanta during the six months ended June 30, 2013. The Bank borrowed $70.0 million from the FHLBank of Atlanta and $150.0 million from each of the FHLBanks of Chicago and San Francisco during the six months ended June 30, 2014. The Bank borrowed $70.0 million from the FHLBank of Topeka during the six months ended June 30, 2013. At June 30, 2014 and 2013, none of these transactions were outstanding on the Bank's Statements of Condition.

Debt Transfers. The Bank may transfer debt from time to time in an effort to better match its projected asset cash flows or reduce its future interest costs. These transfers are accounted for in the same manner as debt extinguishments. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. During the six months ended June 30, 2014, the Bank did not transfer any debt to other FHLBanks. During the six months ended June 30, 2013, the Bank transferred $80.0 million and $70.0 million of par value bonds to the FHLBanks of San Francisco and Boston and recorded aggregate net losses of $13.9 million and $10.6 million through "Net losses on extinguishment of debt" in the Statements of Income.

Note 17 — Subsequent Events

On July 31, 2014, the Bank and the Federal Home Loan Bank of Seattle (Seattle Bank) announced that they had entered into an exclusivity arrangement regarding a potential merger of the two banks. A detailed due diligence process is underway as part of the discussions regarding a potential merger. There can be no assurance that the parties will continue to pursue a merger, reach agreeable terms and conditions, or complete a transaction. A merger would require, among other things, approval from the FHFA, as well as member-owners of the Bank and the Seattle Bank.

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

For the three and six months ended June 30, 2014, we reported net income of $27.0 million and $64.0 million compared to $15.7 million and $43.0 million for the same periods in 2013. Our net income, calculated in accordance with accounting principles generally accepted in the U.S. (GAAP), was primarily driven by net interest income and other (loss) income.

Net interest income totaled $60.3 million and $112.7 million for the three and six months ended June 30, 2014 compared to $50.7 million and $104.0 million for the same periods last year. The increase was primarily due to an increase in interest income resulting from higher advance volumes.

Our net interest margin was 0.32 percent and 0.31 percent during the three and six months ended June 30, 2014 compared with 0.43 percent and 0.44 percent during the same periods last year. The decline was primarily due to reduced yields on our interest-earning assets driven by the low interest rate environment and higher volumes of advances and short-term investments that generate lower margins when compared to the majority of the Bank's other interest-earning assets. The decline was partially offset by lower yields on our interest-bearing liabilities.

Our other (loss) income totaled $(14.6) million and $(11.2) million for the three and six months ended June 30, 2014 compared to $(19.7) million and $(27.4) million during the same periods last year. The primary drivers of other (loss) income were losses on derivatives and hedging activities, gains on trading securities, and a reduction in losses from the extinguishment of debt as described below.

Our other (loss) income was impacted by losses on derivatives and hedging activities. We utilize derivative instruments to manage interest rate risk, including mortgage prepayment risk. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. During the three and six months ended June 30, 2014, we recorded losses of $38.9 million and $62.0 million on our derivatives and hedging activities through other (loss) income compared to gains of $59.1 million and $70.0 million during the same periods last year. These fair value changes were primarily attributable to the impact of changes in interest rates on fair value hedge relationships and on interest rate swaps that we utilize to economically hedge our trading securities portfolio as discussed below. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities" for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Our trading securities are recorded at fair value with changes in fair value reflected through other (loss) income. During the three and six months ended June 30, 2014, we recorded gains on trading securities of $22.3 million and $46.5 million compared to losses of $72.4 million and $79.3 million during the same periods in 2013. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities and were offset by changes in fair value on interest rate swaps that the Bank utilizes to economically hedge these securities, as noted above.

We extinguish higher-costing debt from time to time in an effort to better match our projected asset cash flows and to reduce our future interest costs. During both the three and six months ended June 30, 2014, we extinguished $23.7 million of higher costing consolidated obligations and recorded losses on these debt extinguishments of $2.7 million through other (loss) income. During the three and six months ended June 30, 2013, we extinguished $70.0 million and $162.1 million of higher-costing consolidated obligations and recorded losses on these debt extinguishments of $10.6 million and $25.7 million.

Our total assets increased to $82.2 billion at June 30, 2014 from $73.0 billion at December 31, 2013 due primarily to an increase in advances and investments. Advances increased $6.1 billion due primarily to borrowings from larger depository institutions as well as insurance company members. Investments increased $3.4 billion mainly due to the purchase of mortgage-backed securities (MBS). Total capital increased to $3.8 billion at June 30, 2014 from $3.5 billion at December 31, 2013. The increase was primarily due to additional activity-based capital stock outstanding driven by the growth in advances. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

Adjusted Earnings

As part of evaluating financial performance, we adjust GAAP net income before assessments and GAAP net interest income for the impact of (i) market adjustments relating to derivative and hedging activities and instruments held at fair value, (ii) realized gains (losses) on investment securities, and (iii) other unpredictable items, including asset prepayment fee income and debt extinguishment losses. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income and adjusted net income.

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

As a member-owned cooperative, we endeavor to operate with a low but stable adjusted net interest margin. As indicated in the tables that follow, our adjusted net interest income and adjusted net income increased during the three and six months ended June 30, 2014 when compared to the same periods in 2013. The increase in our adjusted net interest income and adjusted net income was primarily due to an increase in interest income due to higher advance volumes. Our adjusted net interest margin declined over prior year due to reduced yields on our interest-earning assets driven by the low interest rate environment and higher volumes of advances and short-term investments that generate lower margins when compared to the majority of the Bank's other interest-earning assets. The decline was partially offset by lower yields on our interest-bearing liabilities.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
GAAP net interest income before reversal for credit losses on mortgage loans	$60.3	$50.7	$112.7	$104.0
Exclude:
Prepayment fees on advances, net	3.2	1.3	3.4	3.1
Include items reclassified from other (loss) income:
Net interest expense on economic hedges	(5.7)	(4.1)	(9.2)	(6.6)
Adjusted net interest income[1]	$51.4	$45.3	$100.1	$94.3
Adjusted net interest margin	0.28%	0.38%	0.27%	0.40%

1	Amounts calculated are before the reversal for credit losses on mortgage loans.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
GAAP net income before assessments	$30.0	$17.4	$71.1	$47.8
Exclude:
Prepayment fees on advances, net	3.2	1.3	3.4	3.1
Net gains (losses) on trading securities	22.3	(72.4)	46.5	(79.3)
Net gains on sale of available-for-sale securities	—	1.9	0.8	1.9
Net gains on sale of held-to-maturity securities	2.5	—	2.5	—
Net gains on consolidated obligations held at fair value	—	0.4	—	1.0
Net (losses) gains on derivatives and hedging activities	(38.9)	59.1	(62.0)	70.0
Net losses on extinguishment of debt	(2.7)	(10.6)	(2.7)	(25.7)
Include:
Net interest expense on economic hedges	(5.7)	(4.1)	(9.2)	(6.6)
Amortization of hedging costs[1]	—	(1.8)	—	(3.6)
Adjusted net income	$37.9	$31.8	$73.4	$66.6

1	Primarily represents the straight line amortization of upfront fee payments on interest rate caps. The interest rate caps were sold during the second quarter of 2013.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Conditions in the Financial Markets

THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 AND DECEMBER 31, 2013

Economy and Capital Markets

Economic and market data received since the Federal Open Market Committee (FOMC) meeting in April of 2014 indicates that economic activity paused for most of the first quarter, but began increasing late in the first quarter and into the second. Conditions in the labor market showed some small signs of improvement. The unemployment rate, however, has remained elevated. Household spending and business fixed investments have continued to advance while the housing sector, though improved from prior years, has remained slow. Inflation has remained subdued and long-term inflation expectations have remained stable.

In its June 18, 2014 statement, the FOMC stated it expects that, with appropriate policy accommodation, economic activity will expand at a moderate pace and labor market conditions will improve toward levels the FOMC judges consistent with its dual mandate to foster maximum employment and price stability. The FOMC sees the risks to the outlook for the economy and the labor market as closely balanced. It recognizes that inflation persistently below its two percent objective could pose risks to economic performance, and is monitoring inflation developments carefully for evidence that inflation will move back towards its objective over the medium-term.

Mortgage Markets

The housing market has improved at a slow pace over the past year, as indicated by rising home prices, lower inventories of properties for sale, and increased housing construction activity. The improvement since year end has been partly attributable to a decline in interest rates. The outlook for a sustainable recovery in residential sales and home prices remains promising. While home prices continue to increase nationwide, some areas have recently experienced modest price declines. The recent decline in home prices and mortgage rates in some areas, should improve the affordability and demand for housing. As the market has been driven by new originations, credit standards have eased modestly as mortgage lenders compete for new loans, however, they remain at historically tight levels.

Interest Rates

The following table shows information on key market interest rates1:

	Second Quarter 2014 3-Month Average	Second Quarter 2013 3-Month Average	Second Quarter 2014 6-Month Average	Second Quarter 2013 6-Month Average	June 30, 2014 Ending Rate	December 31, 2013 Ending Rate
Federal funds	0.09%	0.12%	0.08%	0.13%	0.09%	0.07%
Three-month LIBOR	0.23	0.28	0.23	0.28	0.23	0.25
2-year U.S. Treasury	0.41	0.26	0.38	0.26	0.46	0.38
10-year U.S. Treasury	2.61	1.97	2.69	1.95	2.53	3.03
30-year residential mortgage note	4.24	3.63	4.30	3.56	4.14	4.48

1	Source is Bloomberg.

The Federal Reserve's key target interest rate, the Federal funds rate, maintained a range of 0.00 to 0.25 percent during 2014. In its June 18, 2014 statement, the FOMC reaffirmed that the current exceptionally low target range for the Federal funds rate remains appropriate. The FOMC noted it will continue to monitor progress towards its dual mandate to determine how long to maintain the current target range.

Three-month LIBOR has steadily decreased over last year. However, average 2-year and 10-year U.S. Treasury yields and mortgage rates were generally higher during 2014 when compared to the prior year. These rates increased during the second half of 2013 as a result of positive labor market data and investor expectations that a brighter outlook of the economy would allow the Federal Reserve to start reducing its asset purchase program, known as Quantitative Easing III (discussed further below). Interest rates have declined in the first two quarters of 2014 based on mixed economic data and additional comments from the FOMC regarding its discussions on when it will consider increasing short-term interest rates.

The FOMC noted in its June 18, 2014 statement that the ongoing improvement in economic activity and labor market conditions since it began the asset purchase program over a year ago is consistent with growing underlying strength in the broader economy. In light of the cumulative progress towards maximum employment and the improvement in the outlook of labor market conditions, the FOMC decided to make a further measured reduction in the pace of its asset purchases by an additional $5.0 billion in July of 2014. The FOMC agreed to purchase additional agency MBS at a pace of $15.0 billion per month rather than $20.0 billion per month, and add to its holdings of longer-term U.S. Treasury securities at a pace of $20.0 billion per month rather than $25.0 billion per month.

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

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Second Quarter 2014 3-Month Average	Second Quarter 2013 3-Month Average	Second Quarter 2014 6-Month Average	Second Quarter 2013 6-Month Average	June 30, 2014 Ending Spread	December 31, 2013 Ending Spread
3-month	(14.8)	(17.3)	(15.0)	(16.8)	(14.1)	(15.6)
2-year	(7.5)	(9.4)	(7.0)	(9.5)	(6.8)	(6.7)
5-year	2.4	2.3	4.5	0.4	3.5	10.5
10-year	31.4	24.4	37.9	20.2	33.6	55.8

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During the second quarter of 2014, most of our funding spreads relative to London Interbank Offered Rate (LIBOR) improved when compared to spreads at December 31, 2013. These improvements followed the quick resolution of the debt ceiling debate in February and limited competing supply of U.S. Treasury and agency debt issuance. More recently, short-term debt spreads on maturities two years and less have returned to the levels experienced at year-end. Longer-term spreads have widened later in the second quarter, but are still at better levels than at year-end. Throughout 2014, we utilized consolidated obligation discount notes and step-up, callable, and term fixed rate consolidated obligation bonds to capture attractive funding, match the repricing structures on advances and investments, and provide additional liquidity.

Selected Financial Data

The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Investments[1]	$23,490	$20,885	$20,131	$12,336	$12,412
Advances	51,714	44,924	45,650	45,787	26,513
Mortgage loans held for portfolio, gross	6,493	6,492	6,565	6,603	6,726
Allowance for credit losses	(7)	(7)	(8)	(14)	(15)
Total assets	82,217	72,889	73,004	65,063	46,022
Consolidated obligations
Discount notes	59,331	42,816	38,137	28,218	5,219
Bonds	18,252	25,225	30,195	32,227	36,817
Total consolidated obligations[2]	77,583	68,041	68,332	60,445	42,036
Mandatorily redeemable capital stock	8	8	9	13	15
Capital stock — Class B putable	2,954	2,670	2,692	2,690	2,069
Retained earnings	705	697	678	656	639
Accumulated other comprehensive income	134	107	87	73	86
Total capital	3,793	3,474	3,457	3,419	2,794

	For the Three Months Ended
Statements of Income	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Net interest income	$60.3	$52.4	$58.4	$50.7	$50.7
Reversal for credit losses on mortgage loans	—	(0.3)	(5.9)	—	—
Other (loss) income[3]	(14.6)	3.4	(3.7)	(3.4)	(19.7)
Other expense[4]	15.7	15.0	19.8	13.9	13.6
Assessments	3.0	4.1	4.1	3.3	1.7
Net income	27.0	37.0	36.7	30.1	15.7

	For the Three Months Ended
Selected Financial Ratios[5]	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Net interest spread[6]	0.30%	0.26%	0.29%	0.34%	0.37%
Net interest margin[7]	0.32	0.30	0.32	0.39	0.43
Return on average equity	3.02	4.37	4.27	4.12	2.23
Return on average capital stock	3.90	5.65	5.46	5.49	3.09
Return on average assets	0.14	0.21	0.20	0.23	0.13
Average equity to average assets	4.73	4.70	4.74	5.57	5.95
Regulatory capital ratio[8]	4.46	4.63	4.63	5.16	5.92
Dividend payout ratio[9]	67.91	50.97	39.31	43.39	82.47

1
Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $800.0 billion, $753.9 billion, $766.8 billion, $720.7 billion, and $704.5 billion at June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, and June 30, 2013 respectively.

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

Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Net Income

The following table presents comparative highlights of our net income for the three and six months ended June 30, 2014 and 2013 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Net interest income	$60.3	$50.7	$9.6	18.9%	$112.7	$104.0	$8.7	8.4%
Reversal for credit losses on mortgage loans	—	—	—	—	(0.3)	—	(0.3)	(100.0)
Other (loss) income	(14.6)	(19.7)	5.1	25.9	(11.2)	(27.4)	16.2	59.1
Other expense	15.7	13.6	2.1	15.4	30.7	28.8	1.9	6.6
Assessments	3.0	1.7	1.3	76.5	7.1	4.8	2.3	47.9
Net income	$27.0	$15.7	$11.3	72.0%	$64.0	$43.0	$21.0	48.8%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Three Months Ended June 30,
	2014			2013
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$352	0.07%	$—	$376	0.13%	$0.2
Securities purchased under agreements to resell	6,367	0.05	0.8	3,763	0.09	0.8
Federal funds sold	2,631	0.07	0.5	1,145	0.09	0.3
Short-term investments	3	0.12	—	—	—	—
Mortgage-backed securities[2,3]	9,402	1.22	28.5	6,807	1.79	30.4
Other investments[2,3,4]	2,394	2.62	15.7	2,107	2.43	12.8
Advances[3,5]	47,507	0.48	57.2	25,735	0.73	46.6
Mortgage loans[6]	6,475	3.80	61.3	6,762	3.75	63.2
Total interest-earning assets	75,131	0.88	164.0	46,695	1.33	154.3
Non-interest-earning assets	673	—	—	527	—	—
Total assets	$75,804	0.87%	$164.0	$47,222	1.31%	$154.3
Interest-bearing liabilities
Deposits	$608	0.01%	$—	$766	0.01%	$0.1
Consolidated obligations
Discount notes	49,665	0.08	10.1	4,681	0.12	1.4
Bonds[3]	21,075	1.78	93.6	37,867	1.08	102.1
Other interest-bearing liabilities[7]	12	1.55	—	14	2.47	—
Total interest-bearing liabilities	71,360	0.58	103.7	43,328	0.96	103.6
Non-interest-bearing liabilities	858	—	—	1,084	—	—
Total liabilities	72,218	0.58	103.7	44,412	0.94	103.6
Capital	3,586	—	—	2,810	—	—
Total liabilities and capital	$75,804	0.55%	$103.7	$47,222	0.88%	$103.6
Net interest income and spread[8]		0.30%	$60.3		0.37%	$50.7
Net interest margin[9]		0.32%			0.43%
Average interest-earning assets to interest-bearing liabilities		105.28%			107.77%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4	Other investments primarily include other U.S. obligations, government-sponsored enterprises (GSE) obligations, state or local housing agency obligations, and taxable municipal bonds.

5	Advance interest income includes prepayment fee income of $3.2 million and $1.3 million for the three months ended June 30, 2014 and 2013.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists of mandatorily redeemable capital stock and borrowings from other FHLBanks.

8	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Six Months Ended June 30,
	2014			2013
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$331	0.07%	$0.1	$387	0.14%	$0.3
Securities purchased under agreements to resell	7,060	0.05	1.6	4,616	0.11	2.5
Federal funds sold	2,418	0.07	0.8	1,296	0.11	0.7
Short-term investments	2	0.12	—	6	0.10	—
Mortgage-backed securities[2,3]	8,928	1.26	55.8	6,792	1.77	59.8
Other investments[2,3,4]	2,401	2.65	31.6	2,109	2.72	28.5
Advances[3,5]	46,197	0.48	110.2	25,621	0.76	96.9
Mortgage loans[6]	6,496	3.84	123.6	6,810	3.82	128.9
Total interest-earning assets	73,833	0.88	323.7	47,637	1.34	317.6
Non-interest-earning assets	655	—	—	520	—	—
Total assets	$74,488	0.88%	$323.7	$48,157	1.33%	$317.6
Interest-bearing liabilities
Deposits	$615	0.01%	$—	$861	0.01%	$0.1
Consolidated obligations
Discount notes	44,351	0.09	19.4	5,675	0.13	3.7
Bonds[3]	25,070	1.54	191.5	37,717	1.12	209.7
Other interest-bearing liabilities[7]	10	1.74	0.1	12	2.44	0.1
Total interest-bearing liabilities	70,046	0.61	211.0	44,265	0.97	213.6
Non-interest-bearing liabilities	930	—	—	1,092	—	—
Total liabilities	70,976	0.60	211.0	45,357	0.95	213.6
Capital	3,512	—	—	2,800	—	—
Total liabilities and capital	$74,488	0.57%	$211.0	$48,157	0.89%	$213.6
Net interest income and spread[8]		0.27%	$112.7		0.37%	$104.0
Net interest margin[9]		0.31%			0.44%
Average interest-earning assets to interest-bearing liabilities		105.41%			107.62%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4	Other investments primarily include other U.S. obligations, GSE obligations, state or local housing agency obligations, and taxable municipal bonds.

5	Advance interest income includes prepayment fee income of $3.4 million and $3.1 million for the six months ended June 30, 2014 and 2013.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists of mandatorily redeemable capital stock and borrowings from other FHLBanks.

8	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended			Six Months Ended
	June 30, 2014 vs. June 30, 2013			June 30, 2014 vs. June 30, 2013
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$—	$(0.2)	$(0.2)	$—	$(0.2)	$(0.2)
Securities purchased under agreements to resell	0.5	(0.5)	—	0.9	(1.8)	(0.9)
Federal funds sold	0.3	(0.1)	0.2	0.4	(0.3)	0.1
Mortgage-backed securities	9.5	(11.4)	(1.9)	15.8	(19.8)	(4.0)
Other investments	1.8	1.1	2.9	3.9	(0.8)	3.1
Advances	30.3	(19.7)	10.6	57.9	(44.6)	13.3
Mortgage loans	(2.7)	0.8	(1.9)	(6.0)	0.7	(5.3)
Total interest income	39.7	(30.0)	9.7	72.9	(66.8)	6.1
Interest expense
Deposits	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Consolidated obligations
Discount notes	9.3	(0.6)	8.7	17.2	(1.5)	15.7
Bonds	(57.1)	48.6	(8.5)	(82.8)	64.6	(18.2)
Total interest expense	(47.9)	48.0	0.1	(65.7)	63.1	(2.6)
Net interest income	$87.6	$(78.0)	$9.6	$138.6	$(129.9)	$8.7

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. For the three and six months ended June 30, 2014, our net interest spread was 0.30 percent and 0.27 percent compared to 0.37 percent during both the same periods in 2013. Our net interest spread was primarily impacted by lower yields on advances and investments, partially offset by improved yields on our consolidated obligations. The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances (including prepayment fees on advances, net) increased 23 and 14 percent during the three and six months ended June 30, 2014 when compared to the same periods in 2013 due primarily to higher average volumes and higher advance prepayment income, partially offset by the low interest rate environment. Average advance volumes increased due primarily to borrowings from a depository member institution during the third quarter of 2013. Advance prepayment fee income increased to $3.2 million and $3.4 million during the three and six months ended June 30, 2014 from $1.3 million and $3.1 million during the same periods in 2013.

Investments

Interest income on investments increased three percent during the three months ended June 30, 2014 when compared to the same period in 2013 due primarily to higher average volumes of MBS and other investments, partially offset by the low interest rate environment. Average MBS and other investment volumes increased due to the purchase of GSE MBS, other U.S. obligation MBS, and GSE agency obligations during the year. Interest income on investments decreased two percent during the six months ended June 30, 2014 when compared to the same period in 2013. The decrease was due mainly to the low interest rate environment, partially offset by higher average volumes of MBS and other investments.

Mortgage Loans

Interest income on mortgage loans decreased three and four percent during the three and six months ended June 30, 2014 when compared to the same periods in 2013. The decrease was due to lower average mortgage loan volumes. Average mortgage loan volumes declined due to principal paydowns exceeding mortgage loan purchases.

Discount Notes

Interest expense on discount notes increased 634 and 427 percent during the three and six months ended June 30, 2014 when compared to the same period in 2013 due to higher average volumes. Discount notes were utilized to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

Bonds

Interest expense on bonds decreased eight and nine percent during the three and six months ended June 30, 2014 when compared to the same periods in 2013 due to lower average bond volumes. Average bond volumes declined due to our increased utilization of discount notes to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

Reversal for Credit Losses on Mortgage Loans

During the six months ended June 30, 2014, we recorded a reversal for credit losses on our mortgage loans of $0.3 million due primarily to a reduction in loan delinquencies and loss severity estimates as well as ongoing improvements in economic indicators and housing market forecasts on our collectively evaluated mortgage loans. In addition, during the fourth quarter of 2013, we began utilizing external property valuations rather than average loss severity rates on our individually evaluated mortgage loans. An improvement in property valuations during the first quarter of 2014 resulted in lower anticipated losses. During the three months ended June 30, 2014 and the three and six months ended June 30, 2013, we did not record a provision or reversal for credit losses on our mortgage loans.

Other (Loss) Income

The following table summarizes the components of other (loss) income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net gains (losses) on trading securities	$22.3	$(72.4)	$46.5	$(79.3)
Net gains on sale of available-for-sale securities	—	1.9	0.8	1.9
Net gains on sale of held-to-maturity securities	2.5	—	2.5	—
Net gains on consolidated obligations held at fair value	—	0.4	—	1.0
Net (losses) gains on derivatives and hedging activities	(38.9)	59.1	(62.0)	70.0
Net losses on extinguishment of debt	(2.7)	(10.6)	(2.7)	(25.7)
Other, net	2.2	1.9	3.7	4.7
Total other loss	$(14.6)	$(19.7)	$(11.2)	$(27.4)

Other (loss) income can be volatile from period to period depending on the type of financial activity recorded. During the three and six months ended June 30, 2014, other (loss) income was primarily impacted by losses on derivatives and hedging activities, gains on trading securities, and a reduction in losses on the extinguishment of debt.

We use derivatives to manage interest rate risk, including mortgage prepayment risk. During the three and six months ended June 30, 2014 and 2013, gains and losses on our derivatives and hedging activities were primarily attributable to the impact of changes in interest rates on fair value hedge relationships and on interest rate swaps that we utilize to economically hedge our trading securities portfolio as discussed below. We recorded losses on fair value hedge relationships of $12.2 million and $18.7 million during the three and six months ended June 30, 2014 through other (loss) income compared to gains of $7.0 million and gains of $6.4 million during the same periods in 2013. In addition, we recorded losses on interest rate swaps that we utilize to economically hedge our trading securities portfolios of $26.5 million and $55.5 million during the three and six months ended June 30, 2014 through other (loss) income compared to gains of $50.9 million and $62.6 million during the same periods in 2013. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Trading securities are recorded at fair value with changes in fair value reflected through other (loss) income. During the three and six months ended June 30, 2014, we recorded gains on trading securities of $22.3 million and $46.5 million compared to losses of $72.4 million and $79.3 million during the same periods in 2013. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities which are generally offset by the changes in fair value on derivatives and hedging activities, as discussed above.

We extinguish higher-costing debt from time to time in an effort to better match our projected asset cash flows and to reduce our future interest costs. During both the three and six months ended June 30, 2014, we extinguished $23.7 million of higher-costing consolidated obligations and recorded losses on these debt extinguishments of $2.7 million through other (loss) income. During the three and six months ended June 30, 2013, we extinguished $70.0 million and $162.1 million of higher-costing consolidated obligations and recorded losses on these debt extinguishments of $10.6 million and $25.7 million.

Hedging Activities

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition. Accounting rules affect the timing and recognition of income and expense on derivatives and therefore we may be subject to income statement volatility.

If a hedging activity qualifies for hedge accounting treatment (fair value hedge), we include the periodic cash flow components of the derivative related to interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. We also record the amortization of fair value hedging adjustments from terminated hedges in interest income or expense or other (loss) income. Changes in the fair value of both the derivative and the hedged item are recorded as a component of other (loss) income in “Net (losses) gains on derivatives and hedging activities."

If a hedging activity does not qualify for hedge accounting treatment (economic hedge), we record the derivative's components of interest income and expense, together with the effect of changes in fair value as a component of other (loss)income in “Net (losses) gains on derivatives and hedging activities”; however, there is no fair value adjustment for the corresponding asset or liability being hedged unless changes in the fair value of the asset or liability are normally marked to fair value through earnings (i.e., trading securities and fair value option instruments).

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended June 30, 2014
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Balance Sheet	Total
Net interest income:
Net amortization/accretion[1]	$(15.6)	$—	$(0.4)	$6.1	$—	$(9.9)
Net interest settlements	(40.6)	(28.7)	—	15.7	—	(53.6)
Total impact to net interest income	(56.2)	(28.7)	(0.4)	21.8	—	(63.5)
Other (loss) income:
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	0.5	(13.1)	—	0.4	—	(12.2)
Losses on economic hedges	—	(26.5)	(0.2)	—	—	(26.7)
Total net gains (losses) gains on derivatives and hedging activities	0.5	(39.6)	(0.2)	0.4	—	(38.9)
Net gains on trading securities[2]	—	22.3	—	—	—	22.3
Net amortization/accretion[3]	—	—	—	0.4	—	0.4
Total impact to other (loss) income	0.5	(17.3)	(0.2)	0.8	—	(16.2)
Total net effect of hedging activities[4]	$(55.7)	$(46.0)	$(0.6)	$22.6	$—	$(79.7)

	For the Three Months Ended June 30, 2013
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Balance Sheet [5]	Total
Net interest income:
Net amortization/accretion[1]	$(16.2)	$—	$(1.1)	$13.0	$—	$(4.3)
Net interest settlements	(40.1)	(7.2)	—	16.3	—	(31.0)
Total impact to net interest income	(56.3)	(7.2)	(1.1)	29.3	—	(35.3)
Other (loss) income:
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	0.8	3.8	—	2.4	—	7.0
Gains (losses) on economic hedges	—	50.9	0.2	(2.0)	3.0	52.1
Total net gains on derivatives and hedging activities	0.8	54.7	0.2	0.4	3.0	59.1
Net losses on trading securities[2]	—	(72.4)	—	—	—	(72.4)
Net gains on consolidated obligations held at fair value	—	—	—	0.4	—	0.4
Net amortization/accretion[3]	—	—	—	(0.3)	—	(0.3)
Total impact to other (loss) income	0.8	(17.7)	0.2	0.5	3.0	(13.2)
Total net effect of hedging activities[4]	$(55.5)	$(24.9)	$(0.9)	$29.8	$3.0	$(48.5)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships included in net interest income.

2
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3	Represents the amortization/accretion of fair value hedging adjustments on closed bond hedge relationships included in other (loss) income as a result of debt extinguishments.

4	The hedging activity tables do not include the interest component on the related hedged items or the gross advance prepayment fee income on terminated advance hedge relationships.

5	Represents net gains on interest rate caps. We did not hold any interest rate caps during 2014.

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Six Months Ended June 30, 2014
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Balance Sheet[5]	Total
Net interest income:
Net amortization/accretion[1]	$(17.7)	$—	$(0.8)	$13.8	$—	$(4.7)
Net interest settlements	(80.9)	(53.4)	—	26.9	—	(107.4)
Total impact to net interest income	(98.6)	(53.4)	(0.8)	40.7	—	(112.1)
Other (loss) income:
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	0.9	(20.5)	—	0.9	—	(18.7)
(Losses) gains on economic hedges	(0.1)	(55.5)	(0.2)	12.5	—	(43.3)
Total net gains (losses) on derivatives and hedging activities	0.8	(76.0)	(0.2)	13.4	—	(62.0)
Net gains on trading securities[2]	—	46.5	—	—	—	46.5
Net amortization/accretion[3]	—	—	—	0.4	—	0.4
Total impact to other (loss) income	0.8	(29.5)	(0.2)	13.8	—	(15.1)
Total net effect of hedging activities[4]	$(97.8)	$(82.9)	$(1.0)	$54.5	$—	$(127.2)

	For the Six Months Ended June 30, 2013
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Balance Sheet [5]	Total
Net interest income:
Net amortization/accretion[1]	$(21.9)	$—	$(2.4)	$26.9	$—	$2.6
Net interest settlements	(82.7)	(11.5)	—	33.6	—	(60.6)
Total impact to net interest income	(104.6)	(11.5)	(2.4)	60.5	—	(58.0)
Other (loss) income:
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	1.7	4.1	—	0.6	—	6.4
Gains (losses) on economic hedges	—	62.6	0.1	(3.1)	4.0	63.6
Total net gains (losses) on derivatives and hedging activities	1.7	66.7	0.1	(2.5)	4.0	70.0
Net losses on trading securities[2]	—	(79.3)	—	—	—	(79.3)
Net gains on consolidated obligations held at fair value	—	—	—	1.0	—	1.0
Net amortization/accretion[3]	—	—	—	(1.2)	—	(1.2)
Total impact to other (loss) income	1.7	(12.6)	0.1	(2.7)	4.0	(9.5)
Total net effect of hedging activities[4]	$(102.9)	$(24.1)	$(2.3)	$57.8	$4.0	$(67.5)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships included in net interest income.

2
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3	Represents the amortization/accretion of fair value hedging adjustments on closed bond hedge relationships included in other (loss) income as a result of debt extinguishments.

4	The hedging activity tables do not include the interest component on the related hedged items or the gross advance prepayment fee income on terminated advance hedge relationships.

5	Represents net gains on interest rate caps. We did not hold any interest rate caps during 2014.

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities and the maturity, call, or prepayment of assets or liabilities previously in hedge relationships. Amortization/accretion on advances, mortgage loans, and consolidated obligation bonds during the three and six months ended June 30, 2014 and 2013 resulted primarily from the normal amortization of existing fair value hedging adjustments.

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

GAINS (LOSSES) ON FAIR VALUE HEDGES

Gains (losses) on fair value hedges are driven by hedge ineffectiveness. Hedge ineffectiveness occurs when changes in the fair value of the derivative and the related hedged item do not perfectly offset each other. The primary drivers of hedge ineffectiveness are changes in the benchmark interest rate and volatility. During the three and six months ended June 30, 2014 and 2013, gains (losses) on fair value hedging relationships were the result of normal market activity.

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

The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
(Losses) gains on interest rate swaps	$(20.8)	$56.5	$(44.2)	$73.6
Interest settlements	(5.7)	(5.6)	(11.3)	(11.0)
Net (losses) gains on investment derivatives	(26.5)	50.9	(55.5)	62.6
Net gains (losses) on related trading securities	22.3	(72.4)	46.5	(79.3)
Net losses on investment hedge relationships	$(4.2)	$(21.5)	$(9.0)	$(16.7)

Consolidated Obligations

Derivatives used to hedge consolidated obligations in a fair value hedge relationship that fail retrospective hedge effectiveness testing are considered to be ineffective and are required to be accounted for as economic derivatives. We may also utilize interest rate swaps to economically hedge against changes in fair value on consolidated obligations elected under the fair value option. Gains and losses on these economic derivatives are primarily due to changes in interest rates. At June 30, 2014, we did not hold any interest rate swaps in ineffective fair value hedge relationships. In addition, all bonds previously elected under the fair value option and the related interest rate swaps had matured.

The following table summarizes gains and losses on these economic derivatives as well as the related consolidated obligations elected under the fair value option (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Losses on interest rate swaps	$—	$(0.5)	$—	$(1.4)
(Losses) gains on interest rate swaps in ineffective fair value hedge relationships	—	(3.1)	10.3	(6.4)
Interest settlements	—	1.6	2.2	4.7
Net (losses) gains on consolidated obligation derivatives	—	(2.0)	12.5	(3.1)
Net gains on related consolidated obligations elected under the fair value option	—	0.4	—	1.0
Net (losses) gains on consolidated obligation hedge relationships	$—	$(1.6)	$12.5	$(2.1)

Statements of Condition

JUNE 30, 2014 AND DECEMBER 31, 2013

Financial Highlights

Our total assets increased to $82.2 billion at June 30, 2014 from $73.0 billion at December 31, 2013. Our total liabilities increased to $78.4 billion at June 30, 2014 from $69.5 billion at December 31, 2013. Total capital increased to $3.8 billion at June 30, 2014 from $3.5 billion at December 31, 2013. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	June 30, 2014	December 31, 2013
Commercial banks	$32,361	$28,237
Thrifts	1,578	1,249
Credit unions	816	686
Insurance companies	16,646	15,136
Total member advances	51,401	45,308
Housing associates	—	8
Non-member borrowers	41	44
Total par value	$51,442	$45,360

Our total advance par value increased $6.1 billion or 13 percent at June 30, 2014 when compared to December 31, 2013. The increase was primarily due to borrowings from larger depository institutions as well as insurance company members.

The following table summarizes our advances by product type (dollars in millions):

	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Variable rate	$32,637	63.5	$27,906	61.5
Fixed rate	18,379	35.7	17,054	37.6
Amortizing	426	0.8	400	0.9
Total par value	51,442	100.0	45,360	100.0
Discounts	(7)		(8)
Fair value hedging adjustments	279		298
Total advances	$51,714		$45,650

Fair value hedging adjustments decreased $18.1 million or six percent at June 30, 2014 when compared to December 31, 2013. The decrease was primarily due a decrease in cumulative fair value adjustments on advances in hedge relationships resulting from changes in interest rates.

At June 30, 2014 and December 31, 2013, advances outstanding to our five largest member borrowers totaled $29.8 billion and $26.7 billion, representing 58 and 59 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at June 30, 2014 (dollars in millions):

	Amount	% of Total
Wells Fargo Bank, N.A.	$22,000	42.8
Transamerica Life Insurance Company[1]	2,350	4.6
HICA Education Loan Corporation	2,190	4.2
Principal Life Insurance Company	1,750	3.4
TH Insurance Holding Company LLC	1,500	2.9
Total par value	$29,790	57.9

1	Excludes $400.0 million of outstanding advances with Monumental Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

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

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of June 30, 2014 and December 31, 2013. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	June 30, 2014	December 31, 2013
Fixed rate conventional loans	$5,860	$5,945
Fixed rate government-insured loans	557	547
Total unpaid principal balance	6,417	6,492
Premiums	80	81
Discounts	(14)	(16)
Basis adjustments from mortgage loan commitments	10	8
Total mortgage loans held for portfolio	6,493	6,565
Allowance for credit losses	(7)	(8)
Total mortgage loans held for portfolio, net	$6,486	$6,557

Our mortgage loans declined slightly at June 30, 2014 when compared to December 31, 2013. The decrease was primarily due to principal paydowns exceeding mortgage loan purchases. Throughout the six months ended June 30, 2014, we purchased mortgage loans with a total unpaid principal balance of $337.6 million from our participating financial institutions (PFIs) and received principal paydowns of $405.2 million. Purchase activity steadily increased during the second quarter of 2014 due to a decline in interest rates and an improvement in weather conditions. Mortgage prepayments remained relatively stable during 2014.

Our allowance for credit losses declined $0.8 million or 10 percent at June 30, 2014 when compared to December 31, 2013 due to a reversal for credit losses on our mortgage loans of $0.3 million during the first quarter and charge-offs of $0.5 million during the year. The reversal was due to a reduction in loan delinquencies and loss severity estimates as well as ongoing improvements in economic indicators and housing market forecasts on our collectively evaluated mortgage loans. In addition, we began utilizing external property valuations in 2013 rather than average loss severity rates on our individually evaluated mortgage loans. An improvement in property valuations during the first quarter of 2014 resulted in lower anticipated losses. During the six months ended June 30, 2013, we did not record a provision or reversal for credit losses on our mortgage loans. For additional discussion on our mortgage loan credit risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$—	—	$1	—
Securities purchased under agreements to resell	9,325	39.7	8,200	40.7
Federal funds sold	1,630	6.9	1,200	6.0
Total short-term investments	10,955	46.6	9,401	46.7
Long-term investments[2]
Interest-bearing deposits	1	—	1	—
Mortgage-backed securities
GSE residential	9,155	39.0	8,132	40.4
Other U.S. obligations residential	940	4.0	5	—
Other U.S. obligations commercial	2	—	2	—
Private-label residential	28	0.1	30	0.2
Total mortgage-backed securities	10,125	43.1	8,169	40.6
Non-mortgage-backed securities
Other U.S. obligations	436	1.9	448	2.2
GSE obligations	1,426	6.1	1,489	7.4
State or local housing agency obligations	93	0.4	95	0.5
Other	454	1.9	528	2.6
Total non-mortgage-backed securities	2,409	10.3	2,560	12.7
Total long-term investments	12,535	53.4	10,730	53.3
Total investments	$23,490	100.0	$20,131	100.0

1	Short-term investments have original maturities of less than one year.

2	Long-term investments have original maturities of greater than one year.

Our investments increased $3.4 billion or 17 percent at June 30, 2014 when compared to December 31, 2013. The increase was primarily due to the purchase of GSE and other U.S. obligation MBS during the year. In addition, we increased our utilization of money market investments, including secured resale agreements, to manage our liquidity position and counterparty credit risk. At June 30, 2014, we had GSE MBS purchases with a total par value of $133.6 million that had traded but not yet settled. These investments have been recorded as "available-for-sale securities" in our Statements of Condition with a corresponding payable recorded in "other liabilities".

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

Refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at June 30, 2014. As a result of our analysis, we determined that all gross unrealized losses on our investment portfolio are temporary. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we did not consider any of these securities to be other-than-temporarily impaired at June 30, 2014.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At June 30, 2014 and December 31, 2013, the par value of consolidated obligations for which we are primarily liable totaled $77.6 billion and $68.3 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	June 30, 2014	December 31, 2013
Par value	$59,337	$38,144
Discounts	(6)	(7)
Total	$59,331	$38,137

Our discount notes increased $21.2 billion or 56 percent at June 30, 2014 when compared to December 31, 2013. The increase was primarily due to our increased utilization of shorter-term discount notes to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

For additional information on our discount notes, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

BONDS

The following table summarizes information on our bonds (dollars in millions):

	June 30, 2014	December 31, 2013
Total par value	$18,231	$30,205
Premiums	20	22
Discounts	(18)	(18)
Fair value hedging adjustments	19	(14)
Total bonds	$18,252	$30,195

Our bonds decreased $11.9 billion or 40 percent at June 30, 2014 when compared to December 31, 2013. The decrease was primarily due to our increased utilization of shorter-term discount notes to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

Fair value hedging adjustments increased $33.0 million or 233 percent at June 30, 2014 when compared to December 31, 2013. The increase was primarily due to an increase in cumulative fair value adjustments on bonds in hedge relationships resulting from changes in interest rates.

Deposits

Deposit levels will vary based on member alternatives for short-term investments. Our deposits decreased $0.2 billion or 30 percent at June 30, 2014 when compared to December 31, 2013 due to a decrease in overnight and demand deposits.

Capital

The following table summarizes information on our capital (dollars in millions):

	June 30, 2014	December 31, 2013
Capital stock	$2,954	$2,692
Retained earnings	705	678
Accumulated other comprehensive income	134	87
Total capital	$3,793	$3,457

Our capital increased $335.7 million or 10 percent at June 30, 2014 when compared to December 31, 2013. The increase was primarily due to increased capital stock outstanding, accumulated other comprehensive income (AOCI), and retained earnings. Capital stock outstanding increased primarily due to additional activity-based capital stock outstanding driven by the growth in advances. AOCI increased due to an increase in unrealized gains on AFS securities resulting primarily from changes in interest rates. Retained earnings increased due to net income earned in excess of dividends paid. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital stock activity.

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

	June 30, 2014	December 31, 2013
Interest rate swaps
Noncallable	$18,396	$28,533
Callable by counterparty	5,881	5,680
Callable by the Bank	52	82
Total interest rate swaps	24,329	34,295
Forward settlement agreements (TBAs)	107	28
Mortgage delivery commitments	109	30
Total notional amount	$24,545	$34,353

The notional amount of our derivative contracts decreased $9.8 billion or 29 percent at June 30, 2014 when compared to December 31, 2013. The decrease was a result of us shifting our funding strategy during 2014. We focused more on short-term discount notes, which are typically not hedged, to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At June 30, 2014 and December 31, 2013, the total par value of outstanding consolidated obligations for which we are primarily liable was $77.6 billion and $68.3 billion. At June 30, 2014 and December 31, 2013, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $722.4 billion and $698.5 billion.

During the six months ended June 30, 2014, proceeds from the issuance of bonds and discount notes were $5.8 billion and $91.4 billion compared to $23.0 billion and $37.3 billion for the same period in 2013. The expectation of higher interest rates and a reduction in U.S. Treasury bill issuances led to continued investor demand for our short-term debt. As a result, we continued to issue shorter-term discount notes and step-up, callable, and term fixed rate consolidated obligation bonds to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of July 31, 2014, our consolidated obligations were rated AA+/A-1+ by Standard and Poor's and Aaa/P-1 by Moody's and both ratings had a stable outlook. For further discussion of how credit rating changes may impact us in the future, refer to “Item 1A. Risk Factors” in our 2013 Form 10-K.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress when consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of July 31, 2014, no purchases had been made by the U.S. Treasury under this authorization.

Uses of Liquidity

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the six months ended June 30, 2014, payments on consolidated obligations totaled $88.0 billion compared to $61.2 billion for the same period in 2013. A portion of these payments were due to the call and extinguishment of certain higher-costing par value bonds in an effort to better match our projected asset cash flows and reduce our future interest costs. During the six months ended June 30, 2014 and 2013, we called bonds with a total par value of $2.1 billion and $1.3 billion and extinguished bonds with a total par value of $23.7 million and $162.1 billion.

During the six months ended June 30, 2014, investment purchases (excluding overnight investments) totaled $95.0 billion compared to $47.4 billion for the same period in 2013. Investment purchases increased primarily due to the purchase of money market investments, including secured resale agreements, in an effort to manage our liquidity position and counterparty credit risk.

During the six months ended June 30, 2014, advance disbursements totaled $42.2 billion compared to $26.3 billion for the same period in 2013. The increase was due to short-term liquidity borrowings from depository institution members during the year.

We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

Liquidity Requirements
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At June 30, 2014 and December 31, 2013 and throughout the six months ended June 30, 2014, we were in compliance with all three of the Finance Agency liquidity requirements.

In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At June 30, 2014 and December 31, 2013 and throughout the six months ended June 30, 2014, we were in compliance with this liquidity guidance.

CAPITAL

Capital Requirements

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, which includes mandatorily redeemable capital stock and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all capital stock, including mandatorily redeemable capital stock, and retained earnings. It does not include AOCI. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At June 30, 2014 and December 31, 2013, we were in compliance with all three of the Finance Agency's regulatory capital requirements. Refer to "Item 1. Financial Statements — Note 12 — Capital" for additional information.

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
Capital stock owned by members in excess of their capital stock requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At June 30, 2014 and December 31, 2013, we had no excess capital stock outstanding.
The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	June 30, 2014	December 31, 2013
Commercial banks	$1,802	$1,619
Thrifts	108	96
Credit unions	114	106
Insurance companies	930	871
Total GAAP capital stock	2,954	2,692
Mandatorily redeemable capital stock	8	9
Total regulatory capital stock	$2,962	$2,701

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we will establish an action plan as determined by our Board of Directors to enable us to return to our targeted level of retained earnings within twelve months. At June 30, 2014, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.
The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance our capital position over time. It requires us to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At June 30, 2014 and December 31, 2013, our restricted retained earnings balance totaled $63.6 million and $50.8 million. For more information on our JCE Agreement, refer to "Item 1. Business — Retained Earnings" in our 2013 Form 10-K.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Aggregate cash dividends paid	$18.3	$12.9	$37.2	$26.0
Effective combined annualized dividend rate paid on capital stock	2.79%	2.59%	2.79%	2.59%
Annualized dividend rate paid on membership capital stock	0.50%	0.50%	0.50%	0.50%
Annualized dividend rate paid on activity-based capital stock	3.50%	3.50%	3.50%	3.50%
Average three-month LIBOR	0.23%	0.28%	0.23%	0.28%

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, refer to our 2013 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2014.

Bank Developments

On July 31, 2014, our Bank and the Federal Home Loan Bank of Seattle (the Seattle Bank) announced that we have entered into an exclusivity arrangement regarding a potential merger of the two banks. Should the banks merge, the combined bank would retain its unique business model and continue to operate as a member-driven cooperative. It would provide funding solutions for more than 1,500 member financial institutions in 13 states, as well as the U.S. territories of American Samoa and Guam and the Commonwealth of the Northern Mariana Islands. The combined Bank is currently expected to be headquartered in Des Moines. A detailed due diligence process is underway as part of the discussions regarding a potential merger. There can be no assurance that the parties will continue to pursue a merger, reach agreeable terms and conditions, or complete a transaction. A merger would require, among other things, approval from the FHFA, as well as member-owners of our Bank and the Seattle Bank.

Legislative and Regulatory Developments

Money Market Mutual Fund Reform

On June 19, 2013, the SEC proposed two alternatives for amending rules that govern money market mutual funds under the Investment Company Act of 1940. On July 23, 2014 the SEC approved final regulations governing money market mutual funds. The final regulations among other things will require:

•
Institutional prime money market funds to maintain a floating net asset value which would result in the daily share prices of the money market funds fluctuating along with changes in the market-based value of the funds’ investments.

•	Money market fund boards of directors to directly address a run on a fund by imposing liquidity fees or suspending redemptions temporarily.

•	Enhanced diversification, disclosure and stress testing requirements as well as provide updated reporting by money market funds and private funds that operate like money market funds.

The final regulations do not change the existing regulatory treatment of FHLBank consolidated obligations as liquid assets. FHLBank discount notes continue to be included in the definition of “daily liquid assets” and “weekly liquid assets” includes FHLBank discount notes with a remaining maturity up to 60 days. At this point, any additional effects on demand for FHLBank consolidated obligations are unknown.

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

The FHLBanks submitted a joint comment letter on the proposed rule to the Finance Agency in May 2014 and await the release of the final rule.

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

MARKET RISK

We define market risk as the risk that MVCS or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during the six months ended June 30, 2014 and 2013. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets and liabilities, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements.

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

We monitor and manage to the MVCS policy limits to ensure the stability of the Bank's value. As of June 30, 2014, the policy limits for MVCS are 2.2 percent, 5 percent, and 12 percent declines from the base case in the up and down 50, 100, and 200 basis point parallel interest rate shift scenarios and 2.5 percent, 5.5 percent, and 13 percent declines from the base case in the up and down 50, 100, and 200 basis point non-parallel interest rate shift scenarios. Any breach of policy limits requires an immediate action to bring the exposure back within policy limits, as well as a report to the Board of Directors.

During the first quarter of 2008, due to the low interest rate environment, our Board of Directors suspended indefinitely the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario. In October 2012, our Board of Directors amended the suspension by approving a rule for compliance to the down 200 basis point scenario that reinstates/suspends the associated policy limit when the 10-year swap rate increases above/drops below 2.50 percent and remains so for five consecutive days. At June 30, 2014 and December 31, 2013, the 10-year swap rate was above 2.50 percent and therefore the associated policy limit was applicable.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at June 30, 2014 and December 31, 2013:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June	$117.7	$121.9	$124.1	$124.9	$124.9	$124.2	$121.4
December	$114.8	$120.1	$121.5	$121.2	$120.3	$119.1	$115.8

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June	(5.8)%	(2.4)%	(0.6)%	—%	—%	(0.5)%	(2.8)%
December	(5.3)%	(0.9)%	0.3%	—%	(0.7)%	(1.7)%	(4.4)%

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at June 30, 2014 and December 31, 2013:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June	$123.5	$124.8	$125.1	$124.9	$124.4	$123.2	$119.3
December	$122.0	$122.7	$122.3	$121.2	$120.0	$117.7	$115.8

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June	(1.1)%	—%	0.2%	—%	(0.4)%	(1.4)%	(4.5)%
December	0.7%	1.2%	0.9%	—%	(1.0)%	(2.9)%	(4.4)%

The increase in our base case MVCS at June 30, 2014 when compared to December 31, 2013 was primarily attributable to the following factors:

•
Option-adjusted spread: The spread between mortgage interest rates and LIBOR, adjusted for the mortgage prepayment option, decreased at June 30, 2014 when compared to December 31, 2013. This had a positive impact on MVCS as it increased the value of mortgage-related assets.

•
Adjusted net income earned, net of dividend. During the first half of 2014, our adjusted net income earned, net of dividend, increased our market value of equity, thereby increasing MVCS. For additional information on our adjusted net income measure, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings."

•
Slope of yield curves. The slope of the yield curves used to discount cash flows flattened at June 30, 2014 when compared to December 31, 2013. This had a positive impact on MVCS as the flattening of the yield curves increased the value of long-term mortgage-related assets and reduced the value of short-term funding.

The increase in our base case MVCS at June 30, 2014 was partially offset by decreased funding costs relative to the LIBOR swap curve. Our funding costs relative to the LIBOR swap curve decreased at June 30, 2014 when compared to December 31, 2013, thereby increasing the present value of our liabilities that fund mortgage-related assets. This had a negative impact on MVCS.

Projected Income Sensitivity

We monitor projected 24-month income sensitivity to limit short-term earnings volatility of the Bank. The projected 24-month income simulation policy limit is based on forward interest rates and business assumptions. The income sensitivity policy limit specifies a floor on our projected earned dividend for each shock scenario. Our earned dividend is computed as an annualized ratio of projected net income to average projected capital stock over the projection horizon. We were in compliance with the projected 24-month income simulation policy limit at June 30, 2014 and December 31, 2013.

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

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at June 30, 2014 and December 31, 2013:

Economic Value of Capital Stock (dollars per share)
June	$130.6
December	$123.5

The increase in our EVCS at June 30, 2014 when compared to December 31, 2013 was primarily attributable to the following factors:

•
Decreased funding costs relative to the LIBOR swap curve. Our funding costs relative to the LIBOR swap curve decreased at June 30, 2014 when compared to December 31, 2013. This had a positive impact on EVCS mainly through its impact on the value of mortgage-related assets and their associated funding.

•
Slope of yield curves. The slope of the yield curves used to discount cash flows flattened at June 30, 2014 when compared to December 31, 2013. This had a positive impact on EVCS as the flattening of the yield curves increased the value of long-term mortgage-related assets and reduced the value of short-term funding.

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

At June 30, 2014 and December 31, 2013, borrowers pledged $167.3 billion and $140.1 billion of collateral (net of applicable discounts) to support activity with us, including advances. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

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

The following table presents the unpaid principal balance of our MPF portfolio by product type (dollars in millions):

Product Type	June 30, 2014	December 31, 2013
Original MPF	$851	$842
MPF 100	32	35
MPF 125	3,685	3,629
MPF Plus	1,292	1,439
MPF Government	557	547
Total unpaid principal balance	$6,417	$6,492

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

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage portfolio. During the six months ended June 30, 2014, we recorded a reversal for credit losses on our mortgage loans of $0.3 million due primarily to a reduction in loan delinquencies and loss severity estimates as well as ongoing improvements in economic indicators and housing market forecasts on our collectively evaluated mortgage loans. In addition, during the fourth quarter of 2013, we began utilizing external property valuations rather than average loss severity rates on our individually evaluated mortgage loans. An improvement in property valuations during the first quarter of 2014 resulted in lower anticipated losses. During the three months ended June 30, 2014 and the three and six months ended June 30, 2013, we did not record a provision or reversal for credit losses on our mortgage loans. Refer to “Item 1. Financial Statements — Note 9 — Allowance for Credit Losses” for additional information on our allowance for credit losses.

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$7.4	$15.3	$8.0	$15.8
Charge-offs	(0.2)	(0.6)	(0.5)	(1.1)
Reversal for credit losses on mortgage loans	—	—	(0.3)	—
Balance, end of period	$7.2	$14.7	$7.2	$14.7

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

Our primary credit risk on investments is the counterparties' ability to meet repayment terms. We mitigate this credit risk by purchasing investment quality securities. We define investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security. We consider a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, nationally recognized statistical rating organization (NRSRO) credit ratings, and/or the financial health of the underlying issuer.

REGULATORY RESTRICTIONS

On November 8, 2013, the Finance Agency issued a final rule implementing Section 939A of the Dodd-Frank Act, which requires Federal agencies to remove provisions from their regulations that require the use of ratings issued by NRSROs. The final rule requires us to make our own determination of credit quality with respect to our investments, but does not prevent us from using NRSRO ratings or other third party analysis in our credit determinations. The final rule became effective on May 7, 2014.

To minimize credit risk on investments, the Finance Agency prohibits us from investing in certain types of securities, including:

•	instruments that provide an ownership interest in an entity, other than stock in an SBIC and certain investments targeted at low-income persons or communities;

•	instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks;

•
debt instruments that are not investment quality, other than certain investments targeted at low-income persons or communities and instruments that became less than investment quality after acquisition;

•
whole mortgages or other whole loans, or interests in mortgages or loans, other than: (i) those acquired under the FHLBank mortgage purchase programs; (ii) certain investments targeted at low-income persons or communities; (iii) certain marketable direct obligations of state, local, or tribal government units or agencies that are investment quality; (iv) MBS or asset-backed securities collateralized by manufactured housing loans or home equity loans; and (v) certain foreign housing loans authorized under the FHLBank Act;

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

UNSECURED CREDIT RISK

We face credit risk from unsecured exposures primarily within our short-term portfolio. While unsecured, we do not consider investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC to be a credit risk exposure.

We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, as of June 30, 2014.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from one to 15 percent based on the counterparty's credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of two to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. At June 30, 2014, we were in compliance with the regulatory limits established for unsecured credit.

Our unsecured credit exposure currently consists of the following overnight investment types:

•	Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions.

•	Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.

At June 30, 2014, our unsecured investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at June 30, 2014 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1]
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$—	$—	$480	$480
U.S. subsidiaries of foreign commercial banks	—	—	—	—
Total domestic and U.S. subsidiaries of foreign commercial banks	—	—	480	480
U.S. branches and agency offices of foreign commercial banks
Australia	300	—	—	300
Canada	—	600	—	600
Norway	—	250	—	250
Total U.S. branches and agency offices of foreign commercial banks	300	850	—	1,150
Total unsecured investment exposure	$300	$850	$480	$1,630

1	Represents the lowest credit rating available for each investment based on an NRSRO.

INVESTMENT RATINGS

The following tables summarize the carrying value of our investments by credit rating (dollars in millions):

	June 30, 2014
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits[2]	$—	$1	$—	$—	$—	$—	$1
Securities purchased under agreements to resell	7,050	500	500	—	—	1,275	9,325
Federal funds sold	—	300	850	480	—	—	1,630
Investment securities:
Mortgage-backed securities
GSE residential	—	9,155	—	—	—	—	9,155
Other U.S. obligations residential	—	940	—	—	—	—	940
Other U.S. obligations commercial	—	2	—	—	—	—	2
Private-label residential	—	—	9	15	4	—	28
Total mortgage-backed securities	—	10,097	9	15	4	—	10,125
Non-mortgage-backed securities
Other U.S. obligations	—	436	—	—	—	—	436
GSE obligations	—	1,426	—	—	—	—	1,426
State or local housing agency obligations	24	69	—	—	—	—	93
Other[3]	349	104	—	—	—	1	454
Total non-mortgage-backed securities	373	2,035	—	—	—	1	2,409
Total investments[4]	$7,423	$12,933	$1,359	$495	$4	$1,276	$23,490

	December 31, 2013
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$—	$2
Securities purchased under agreements to resell	—	3,700	3,300	—	—	1,200	8,200
Federal funds sold	—	—	900	300	—	—	1,200
Investment securities:
Mortgage-backed securities
GSE residential	—	8,132	—	—	—	—	8,132
Other U.S. obligations residential	—	5	—	—	—	—	5
Other U.S. obligations commercial	—	2	—	—	—	—	2
Private-label residential	—	—	10	17	3	—	30
Total mortgage-backed securities	—	8,139	10	17	3	—	8,169
Non-mortgage-backed securities
Other U.S. obligations	—	448	—	—	—	—	448
GSE obligations	—	1,489	—	—	—	—	1,489
State or local housing agency obligations	23	72	—	—	—	—	95
Other[3]	331	196	—	—	—	1	528
Total non-mortgage-backed securities	354	2,205	—	—	—	1	2,560
Total investments[4]	$354	$14,046	$4,210	$317	$3	$1,201	$20,131

1	Represents the lowest credit rating available for each investment based on an NRSRO.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Other "unrated" investment represents an equity investment in a SBIC.

4	At June 30, 2014 and December 31, 2013, seven and six percent of our total investments were unsecured.

Our total investments increased at June 30, 2014 when compared to December 31, 2013 due primarily to the purchase of GSE and other U.S. obligation MBS during the year. In addition, we increased our utilization of money market investments during the year to manage our liquidity position and counterparty credit risk.

MORTGAGE-BACKED SECURITIES

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or those we deem to be investment quality at the time of purchase. We are exposed to credit risk to the extent these MBS fail to perform adequately. We perform ongoing analysis on these investments to determine potential credit issues. At June 30, 2014 and December 31, 2013, we owned $10.1 billion and $8.2 billion of MBS, of which approximately 99.7 percent and 99.6 percent were guaranteed by the U.S. Government or issued by GSEs and 0.3 percent and 0.4 percent were private-label MBS.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS (dollars in millions):

June 30, 2014
Credit rating:
A	$9
BBB	15
BB	3
Total unpaid principal balance	$27

Amortized cost	$28
Gross unrealized gains	—
Gross unrealized losses	(1)
Fair value	$27

Weighted average percentage of fair value to unpaid principal balance	98.6%
Original weighted average FICO® score	725
Original weighted average credit support[1]	3.9%
Weighted average credit support[2]	12.2%
Weighted average collateral delinquency rate[3]	7.9%

1	Based on the credit support at the time of issuance and is calculated using the current unpaid principal balance of the individual securities.

2	Based on the credit support as of June 30, 2014 and is calculated using the current unpaid principal balance of the individual securities.

3	Represents the percentage of underlying loans that are 60 days or more past due.

At June 30, 2014, we did not consider any of our private-label MBS to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment.”

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	June 30, 2014
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
A	$2,877	$11	$—	$11
Cleared derivatives[2,3]	4	—	—	—
Liability positions with credit exposure
Bilateral derivatives
BBB	2,053	(51)	52	1
Cleared derivatives[2]	10,304	(85)	163	78
Total derivative positions with credit exposure to non-member counterparties	15,238	(125)	215	90
Member institutions[4]	107	1	—	1
Total	15,345	$(124)	$215	$91
Derivative positions without credit exposure	9,200
Total notional	$24,545

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Represents derivative transactions cleared with Clearinghouses, which are not rated.

3	Net credit exposure is less than $1.0 million.

4	Represents mortgage delivery commitments with our member institutions.

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2013
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
AA	$721	$14	$(13)	$1
A	3,208	51	(41)	10
Cleared derivatives[2]	18,980	40	39	79
Liability positions with credit exposure
Bilateral derivatives
A	3,095	(68)	71	3
BBB[3]	2,853	(69)	69	—
Total derivative positions with credit exposure to non-member counterparties	28,857	(32)	125	93
Member institutions[3,4]	4	—	—	—
Total	28,861	$(32)	$125	$93
Derivative positions without credit exposure	5,492
Total notional	$34,353

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Represents derivative transactions cleared with Clearinghouses, which are not rated.

3	Net credit exposure is less than $1.0 million.

4	Represents mortgage delivery commitments with our member institutions.

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

BUSINESS RISK

We define business risk as the risk of an adverse impact on our financial condition or profitability resulting from external factors that may occur in both the short- and long-term. Business risk includes political, strategic, reputation, regulatory, and/or environmental factors, many of which are beyond our control. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our cost of doing business or other aspects of our business. We control business risk through strategic and annual business planning and monitoring of our external environment. For additional information on some of the more important risks we face, refer to "Item 1A. Risk Factors" in our 2013 Form 10-K.

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

Internal Control Over Financial Reporting

During the second quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently aware of any pending or threatened legal proceedings against us, other than ordinary routine litigation incidental to our business, that could have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2013 Form 10-K. There have been no material changes to our risk factors during the six months ended June 30, 2014.

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
101
The following financial information from the Bank's Second Quarter 2014 Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condition at June 30, 2014 and December 31, 2013, (ii) Statements of Income for the Three and Six Months Ended June 30, 2014 and 2013, (iii) Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013, (iv) Statements of Capital as of June 30, 2014 and June 30, 2013, (v) Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013, and (vi) Condensed Notes to the Unaudited Financial Statements

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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	August 12, 2014

By:	/s/ Richard S. Swanson
Richard S. Swanson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ardis E. Kelley
Ardis E. Kelley Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)