Form 10-Q
period 2014-09-30
Federal Home Loan Bank of Des Moines
filed 2014-11-12
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2014
Class B Stock, par value $100	34,669,277

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(Unaudited)

(dollars and shares in thousands, except capital stock par value)	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$9,477,515	$448,278
Interest-bearing deposits	1,772	1,863
Securities purchased under agreements to resell	2,060,000	8,200,000
Federal funds sold	2,635,000	1,200,000
Investment securities
Trading securities (Note 3)	1,046,748	1,018,373
Available-for-sale securities (Note 4)	10,878,835	7,932,520
Held-to-maturity securities (fair value of $1,404,834 and $1,842,599) (Note 5)	1,325,741	1,778,306
Total investment securities	13,251,324	10,729,199
Advances (Note 7)	64,220,363	45,650,220
Mortgage loans held for portfolio, net
Mortgage loans held for portfolio (Note 8)	6,529,465	6,565,293
Allowance for credit losses on mortgage loans (Note 9)	(5,600)	(8,000)
Total mortgage loans held for portfolio, net	6,523,865	6,557,293
Accrued interest receivable	85,960	72,561
Premises, software, and equipment, net	19,077	18,968
Derivative assets, net (Note 10)	95,155	93,011
Other assets	28,686	32,626
TOTAL ASSETS	$98,398,717	$73,004,019
LIABILITIES
Deposits
Interest-bearing	$395,183	$467,362
Non-interest-bearing	76,143	231,704
Total deposits	471,326	699,066
Consolidated obligations (Note 11)
Discount notes	62,802,758	38,136,652
Bonds (includes $0 and $50,033 at fair value under the fair value option)	30,387,302	30,195,568
Total consolidated obligations	93,190,060	68,332,220
Mandatorily redeemable capital stock (Note 12)	8,400	8,719
Accrued interest payable	102,201	81,420
Affordable Housing Program payable	41,400	37,688
Derivative liabilities, net (Note 10)	52,429	57,420
Other liabilities	213,371	330,619
TOTAL LIABILITIES	94,079,187	69,547,152
Commitments and contingencies (Note 14)
CAPITAL (Note 12)
Capital stock - Class B putable ($100 par value); 34,557 and 26,916 issued and outstanding shares	3,455,729	2,691,568
Retained earnings
Unrestricted	643,306	627,473
Restricted	68,900	50,782
Total retained earnings	712,206	678,255
Accumulated other comprehensive income	151,595	87,044
TOTAL CAPITAL	4,319,530	3,456,867
TOTAL LIABILITIES AND CAPITAL	$98,398,717	$73,004,019

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013
INTEREST INCOME
Advances	$59,662	$46,542	$166,525	$140,392
Prepayment fees on advances, net	(401)	1,351	2,983	4,437
Interest-bearing deposits	65	57	174	325
Securities purchased under agreements to resell	1,251	289	2,868	2,831
Federal funds sold	737	211	1,533	909
Trading securities	8,231	8,370	24,714	24,920
Available-for-sale securities	27,531	19,569	74,790	54,445
Held-to-maturity securities	10,253	14,619	33,892	51,414
Mortgage loans held for portfolio	60,584	62,020	184,167	190,923
Total interest income	167,913	153,028	491,646	470,596
INTEREST EXPENSE
Consolidated obligations - Discount notes	12,314	2,431	31,705	6,114
Consolidated obligations - Bonds	91,607	99,734	283,102	309,442
Deposits	13	28	55	92
Borrowings from other FHLBanks	—	1	1	1
Mandatorily redeemable capital stock	43	93	134	235
Total interest expense	103,977	102,287	314,997	315,884
NET INTEREST INCOME	63,936	50,741	176,649	154,712
Reversal for credit losses on mortgage loans	(1,412)	—	(1,746)	—
NET INTEREST INCOME AFTER REVERSAL FOR CREDIT LOSSES	65,348	50,741	178,395	154,712
OTHER (LOSS) INCOME
Other-than-temporary impairment losses	—	(1,293)	—	(1,293)
Net gains (losses) on trading securities	641	(7,851)	47,175	(87,153)
Net gains from sale of available-for-sale securities	—	1,094	826	3,039
Net gains from sale of held-to-maturity securities	6,404	—	8,887	—
Net gains on consolidated obligations held at fair value	—	28	2	1,001
Net (losses) gains on derivatives and hedging activities	(16,833)	2,364	(78,793)	72,343
Net losses on extinguishment of debt	(9,915)	—	(12,651)	(25,742)
Other, net	1,645	2,243	5,289	6,975
Total other loss	(18,058)	(3,415)	(29,265)	(30,830)
OTHER EXPENSE
Compensation and benefits	8,663	7,103	24,267	21,518
Contractual services	1,136	1,556	4,995	4,673
Professional fees	1,815	823	3,492	2,382
Other operating expenses	2,332	2,413	6,902	7,000
Federal Housing Finance Agency	720	608	2,377	2,193
Office of Finance	1,036	685	2,797	2,141
Other, net	2,049	671	3,633	2,766
Total other expense	17,751	13,859	48,463	42,673
NET INCOME BEFORE ASSESSMENTS	29,539	33,467	100,667	81,209
Affordable Housing Program assessments	2,959	3,357	10,081	8,145
NET INCOME	$26,580	$30,110	$90,586	$73,064

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013
Net income	$26,580	$30,110	$90,586	$73,064
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities
Unrealized gains (losses)	17,531	(13,809)	65,190	(75,767)
Reclassification adjustment for other-than-temporary impairment losses on available-for-sale securities included in net income	—	1,293	—	1,293
Reclassification of realized net gains included in net income	—	(1,094)	(826)	(3,039)
Total net unrealized gains (losses) on available-for-sale securities	17,531	(13,610)	64,364	(77,513)
Pension and postretirement benefits	98	141	187	588
Total other comprehensive income (loss)	17,629	(13,469)	64,551	(76,925)
TOTAL COMPREHENSIVE INCOME (LOSS)	$44,209	$16,641	$155,137	$(3,861)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income
(dollars and shares in thousands)	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2012	20,627	$2,062,714	$593,129	$28,820	$621,949	$149,638	$2,834,301
Proceeds from issuance of capital stock	19,603	1,960,276	—	—	—	—	1,960,276
Repurchases/redemptions of capital stock	(13,131)	(1,313,113)	—	—	—	—	(1,313,113)
Net shares reclassified to mandatorily redeemable capital stock	(200)	(19,941)	—	—	—	—	(19,941)
Comprehensive income (loss)	—	—	58,451	14,613	73,064	(76,925)	(3,861)
Cash dividends on capital stock	—	—	(39,058)	—	(39,058)	—	(39,058)
BALANCE, SEPTEMBER 30, 2013	26,899	$2,689,936	$612,522	$43,433	$655,955	$72,713	$3,418,604

BALANCE, DECEMBER 31, 2013	26,916	$2,691,568	$627,473	$50,782	$678,255	$87,044	$3,456,867
Proceeds from issuance of capital stock	20,293	2,029,303	—	—	—	—	2,029,303
Repurchases/redemptions of capital stock	(12,607)	(1,260,698)	—	—	—	—	(1,260,698)
Net shares reclassified to mandatorily redeemable capital stock	(45)	(4,444)	—	—	—	—	(4,444)
Comprehensive income	—	—	72,468	18,118	90,586	64,551	155,137
Cash dividends on capital stock	—	—	(56,635)	—	(56,635)	—	(56,635)
BALANCE, SEPTEMBER 30, 2014	34,557	$3,455,729	$643,306	$68,900	$712,206	$151,595	$4,319,530

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
(dollars in thousands)	2014	2013
OPERATING ACTIVITIES
Net income	$90,586	$73,064
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,742	2,707
Other-than-temporary impairment losses	—	1,293
Net (gains) losses on trading securities	(47,175)	87,153
Net gains from sale of available-for-sale securities	(826)	(3,039)
Net gains from sale of held-to-maturity securities	(8,887)	—
Net gains on consolidated obligations held at fair value	(2)	(1,001)
Net change in derivatives and hedging activities	58,227	(79,538)
Net losses on extinguishment of debt	12,651	25,742
Other adjustments	(4,226)	1,280
Net change in:
Accrued interest receivable	(16,124)	(8,275)
Other assets	2,882	1,691
Accrued interest payable	20,748	(455)
Other liabilities	4,605	(1,825)
Total adjustments	32,615	25,733
Net cash provided by operating activities	123,201	98,797
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(50,079)	129,546
Securities purchased under agreements to resell	6,140,000	975,000
Federal funds sold	(1,435,000)	375,000
Premises, software, and equipment	(2,645)	(6,197)
Trading securities
Proceeds from maturities of long-term	18,800	15,928
Purchases of long-term	—	(140,579)
Available-for-sale securities
Proceeds from sales and maturities of long-term	905,699	948,144
Purchases of long-term	(3,749,223)	(2,277,344)
Held-to-maturity securities
Proceeds from sales and maturities of long-term	460,307	1,087,245
Advances
Principal collected	66,484,479	46,552,289
Originated	(85,144,126)	(65,935,653)
Mortgage loans held for portfolio
Principal collected	657,185	1,338,707
Originated or purchased	(635,972)	(1,011,847)
Proceeds from sales of foreclosed assets	12,498	19,763
Net cash used in investing activities	(16,338,077)	(17,929,998)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(Unaudited)

	For the Nine Months Ended
	September 30,
(dollars in thousands)	2014	2013
FINANCING ACTIVITIES
Net change in deposits	(297,163)	(399,416)
Net payments on derivative contracts with financing elements	(6,022)	(5,987)
Net proceeds from issuance of consolidated obligations
Discount notes	159,080,542	90,857,889
Bonds	21,536,831	30,389,908
Payments for maturing and retiring consolidated obligations
Discount notes	(134,416,372)	(71,313,457)
Bonds	(21,360,910)	(32,186,422)
Bonds transferred to other FHLBanks	—	(172,741)
Proceeds from issuance of capital stock	2,029,303	1,960,276
Payments for repurchases/redemptions of capital stock	(1,260,698)	(1,313,113)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(4,763)	(16,119)
Cash dividends paid	(56,635)	(39,058)
Net cash provided by financing activities	25,244,113	17,761,760
Net increase (decrease) in cash and due from banks	9,029,237	(69,441)
Cash and due from banks at beginning of the period	448,278	252,113
Cash and due from banks at end of the period	$9,477,515	$182,672

SUPPLEMENTAL DISCLOSURES
Interest paid	$602,319	$630,785
Affordable Housing Program payments	$6,369	$7,654
Transfers of mortgage loans to real estate owned	$7,221	$12,465

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

Potential Merger

On July 31, 2014, the Bank and the Federal Home Loan Bank of Seattle (Seattle Bank) announced that they had entered into an exclusivity arrangement regarding a potential merger of the two banks. A detailed due diligence process was completed by both banks throughout the third quarter of 2014 for the purpose of weighing the long-term benefits and impact of a potential merger.

On September 25, 2014, the boards of both banks unanimously approved, and the banks executed, a definitive merger agreement. Material details of the merger agreement are included in the Bank’s Form 8-K filed with the Securities and Exchange Commission (SEC) on September 25, 2014. The closing of the merger is subject to certain closing conditions, including approval by the Finance Agency and ratification by the member-owners of both banks. A merger application was sent to the Finance Agency for approval on October 31, 2014.

The boards of both banks believe that a merger would combine two complementary organizations with similar cultures, membership characteristics, and solid financial positions. The combined bank would remain a member-owned and member-centric cooperative, deeply focused on helping its members strengthen their institutions to better serve their customers and communities. It would provide funding solutions for more than 1,500 member financial institutions in 13 states and the U.S. Pacific territories. The combined bank is currently expected to be headquartered in Des Moines.

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2013, which are contained in the Bank's 2013 Annual Report on Form 10-K filed with the SEC on March 11, 2014 (2013 Form 10-K).

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of results for the interim periods. The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Descriptions of the Bank's significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” of the Bank's 2013 Form 10-K.

Reclassifications

Certain amounts in the Bank's 2013 financial statements and footnotes have been reclassified to conform to the presentation for the three and nine months ended September 30, 2014. Additionally, certain other prior period amounts have been revised and may not agree to the Bank's 2013 Form 10-K. These amounts were not deemed to be material.

During the first quarter of 2014, the Bank identified certain classification errors in its previously reported "Note 10 - Allowance for Credit Losses - Individually Evaluated Impaired Loans" for the year ended December 31, 2013 contained in the 2013 Form 10-K. Management determined after evaluating the quantitative and qualitative aspects of the classification errors that such errors were not material to the previously issued financial statements and footnotes. The Bank has corrected the recorded investment classification error in the Bank's 2014 Form 10-Q filings and the average recorded investment classification error will be corrected in the Bank's 2014 Form 10-K filing.

The following table summarizes the revisions made to the Bank’s allowance for credit losses footnote for December 31, 2013 in the 2014 Form 10-Q filings (dollars in thousands):

	Previously Reported	Revised
Recorded investment
Impaired loans with an allowance	$39,715	$19,719
Impaired loans without an allowance	1,125	21,121

The following table summarizes the revisions to be made to the Bank’s allowance for credit losses footnote for the year ended December 31, 2013 in the 2014 Form 10-K filing (dollars in thousands):

	Previously Reported	Revised
Average recorded investment on impaired loans with an allowance	$48,930	$38,932
Average recorded investment on impaired loans without an allowance	1,162	11,160

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

ISSUED ACCOUNTING GUIDANCE

Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

On August 27, 2014, the FASB issued guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or within one year after the financial statements are available to be issued, when applicable. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations for the assessed period. This guidance becomes effective for the interim and annual periods ending after December 15, 2016, and early application is permitted. Management will be required to make the initial assessment as of December 31, 2016.

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

On August 8, 2014, the FASB issued amended guidance relating to the classification and measurement of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this guidance require that a mortgage loan be de-recognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This guidance becomes effective for the interim and annual periods beginning after December 15, 2014, and may be adopted using either the modified retrospective transition method or the prospective transition method. The Bank is in the process of evaluating this guidance, and its effect on the Bank's financial condition, results of operations, or cash flows is not expected to be material.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

On June 12, 2014, the FASB issued amended guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financing. This amendment requires secured borrowing accounting treatment for repurchase-to-maturity transactions and provides guidance on accounting for repurchase financing arrangements. In addition, this guidance requires additional disclosures, particularly on transfers accounted for as sales that are economically similar to repurchase agreements and on the nature of collateral pledged in repurchase agreements accounted for as secured borrowings. This guidance becomes effective for the interim or annual period beginning after December 15, 2014, and early adoption is prohibited. The changes in accounting for transactions outstanding on the effective date are required to be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. This guidance is not expected to affect the Bank's financial condition, results of operations, cash flows, or financial statement disclosures.

Revenue from Contracts with Customers

On May 28, 2014, the FASB issued guidance on revenue from contracts with customers. This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In addition, this guidance amends the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer. This guidance applies to all contracts with customers except those that are within the scope of certain other standards, such as financial instruments, certain guarantees, insurance contracts, or lease contracts. This guidance becomes effective for the interim and annual reporting periods beginning after December 15, 2016, and early application is not permitted. The guidance provides entities with the option of using the following two methods upon adoption: a full retrospective method, retrospectively to each prior reporting period presented; or a transition method, retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. The Bank is in the process of evaluating this guidance and its effect on the Bank's financial condition, results of operations, or cash flows is not expected to be material.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

On January 17, 2014, the FASB issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to real estate owned (REO). Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This guidance is effective for interim and annual periods beginning on or after December 15, 2014, and may be adopted under either the modified retrospective transition method or the prospective transition method. This guidance is not expected to affect the Bank’s financial condition, results of operations, or cash flows.

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

Note 3 — Trading Securities

Major Security Types

Trading securities were as follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Non-mortgage-backed securities
Other U.S. obligations	$259,097	$266,898
GSE obligations	59,652	54,971
Other[1]	275,248	263,354
Total non-mortgage-backed securities	593,997	585,223
Mortgage-backed securities
GSE residential	452,751	433,150
Total fair value	$1,046,748	$1,018,373

1	Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

During the three and nine months ended September 30, 2014, the Bank recorded net holding gains of $0.7 million and $47.2 million on its trading securities compared to net holding losses of $7.9 million and $87.2 million for the same periods in 2013.

Note 4 — Available-for-Sale Securities

Major Security Types

Available-for-sale (AFS) securities were as follows (dollars in thousands):

	September 30, 2014
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations	$162,401	$5,639	$—	$168,040
GSE obligations	1,033,937	24,730	(3,646)	1,055,021
State or local housing agency obligations	25,219	55	(556)	24,718
Other[2]	170,153	9,312	—	179,465
Total non-mortgage-backed securities	1,391,710	39,736	(4,202)	1,427,244
Mortgage-backed securities
Other U.S. obligations residential	1,368,359	5,679	—	1,374,038
GSE residential	7,966,003	114,085	(2,535)	8,077,553
Total mortgage-backed securities	9,334,362	119,764	(2,535)	9,451,591
Total	$10,726,072	$159,500	$(6,737)	$10,878,835

	December 31, 2013
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations	$175,097	$6,474	$(23)	$181,548
GSE obligations	1,101,693	27,845	(2,663)	1,126,875
State or local housing agency obligations	24,868	—	(1,897)	22,971
Other[2]	257,584	5,994	(4)	263,574
Total non-mortgage-backed securities	1,559,242	40,313	(4,587)	1,594,968
Mortgage-backed securities
GSE residential	6,284,879	66,381	(13,708)	6,337,552
Total	$7,844,121	$106,694	$(18,295)	$7,932,520

1
Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, previous other-than-temporary impairment (OTTI) recognized in earnings, and/or fair value hedge accounting adjustments.

2	Consists of Private Export Funding Corporation bonds and/or taxable municipal bonds.

Unrealized Losses

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	September 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
GSE obligations	$230,884	$(357)	$110,552	$(3,289)	$341,436	$(3,646)
State or local housing agency obligations	—	—	23,208	(556)	23,208	(556)
Total non-mortgage-backed securities	230,884	(357)	133,760	(3,845)	364,644	(4,202)
Mortgage-backed securities
GSE residential	788,551	(2,301)	188,814	(234)	977,365	(2,535)
Total	$1,019,435	$(2,658)	$322,574	$(4,079)	$1,342,009	$(6,737)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations	$38,342	$(23)	$—	$—	$38,342	$(23)
GSE obligations	135,655	(1,081)	59,061	(1,582)	194,716	(2,663)
State or local housing agency obligations	22,971	(1,897)	—	—	22,971	(1,897)
Other	10,190	(4)	—	—	10,190	(4)
Total non-mortgage-backed securities	207,158	(3,005)	59,061	(1,582)	266,219	(4,587)
Mortgage-backed securities
GSE residential	2,156,010	(12,061)	263,983	(1,647)	2,419,993	(13,708)
Total	$2,363,168	$(15,066)	$323,044	$(3,229)	$2,686,212	$(18,295)

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	September 30, 2014		December 31, 2013
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$12,650	$12,954	$9,981	$10,071
Due after one year through five years	960,828	980,145	1,031,840	1,056,323
Due after five years through ten years	277,219	285,857	331,391	339,266
Due after ten years	141,013	148,288	186,030	189,308
Total non-mortgage-backed securities	1,391,710	1,427,244	1,559,242	1,594,968
Mortgage-backed securities	9,334,362	9,451,591	6,284,879	6,337,552
Total	$10,726,072	$10,878,835	$7,844,121	$7,932,520

Net Gains from Sale of AFS Securities

During the three months ended September 30, 2014, the Bank did not sell any AFS securities. During the nine months ended September 30, 2014, the Bank received $97.2 million in proceeds from the sale of an AFS security and recognized a gross gain of $0.8 million. During the three and nine months ended September 30, 2013, the Bank received $88.0 million and $100.6 million in proceeds from the sale of AFS securities and recognized gross gains of $1.1 million and $3.0 million.

Note 5 — Held-to-Maturity Securities

Major Security Types

Held-to-maturity (HTM) securities were as follows (dollars in thousands):

	September 30, 2014
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$305,561	$58,633	$—	$364,194
State or local housing agency obligations	64,170	5,680	—	69,850
Other[2]	211	—	—	211
Total non-mortgage-backed securities	369,942	64,313	—	434,255
Mortgage-backed securities
Other U.S. obligations residential	3,717	12	—	3,729
Other U.S. obligations commercial	1,471	—	(1)	1,470
GSE residential	924,462	15,264	(45)	939,681
Private-label residential	26,149	52	(502)	25,699
Total mortgage-backed securities	955,799	15,328	(548)	970,579
Total	$1,325,741	$79,641	$(548)	$1,404,834

	December 31, 2013
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$306,853	$30,862	$—	$337,715
State or local housing agency obligations	72,662	2,518	—	75,180
Other[2]	807	—	—	807
Total non-mortgage-backed securities	380,322	33,380	—	413,702
Mortgage-backed securities
Other U.S. obligations residential	5,303	22	—	5,325
Other U.S. obligations commercial	1,985	6	—	1,991
GSE residential	1,360,705	31,937	(426)	1,392,216
Private-label residential	29,991	63	(689)	29,365
Total mortgage-backed securities	1,397,984	32,028	(1,115)	1,428,897
Total	$1,778,306	$65,408	$(1,115)	$1,842,599

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization.

2	Consists of an investment in a Small Business Investment Company.

Unrealized Losses

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	September 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
Other U.S. obligations commercial	$—	$—	$258	$(1)	$258	$(1)
GSE residential	—	—	54,470	(45)	54,470	(45)
Private-label residential	—	—	17,149	(502)	17,149	(502)
Total mortgage-backed securities	$—	$—	$71,877	$(548)	$71,877	$(548)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
GSE residential	$71,023	$(54)	$113,532	$(372)	$184,555	$(426)
Private-label residential	—	—	19,517	(689)	19,517	(689)
Total mortgage-backed securities	$71,023	$(54)	$133,049	$(1,061)	$204,072	$(1,115)

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	September 30, 2014		December 31, 2013
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$211	$211	$807	$807
Due after ten years	369,731	434,044	379,515	412,895
Total non-mortgage-backed securities	369,942	434,255	380,322	413,702
Mortgage-backed securities	955,799	970,579	1,397,984	1,428,897
Total	$1,325,741	$1,404,834	$1,778,306	$1,842,599

Net Gains from Sale of HTM Securities

During the three months ended September 30, 2014, the Bank sold an HTM security with a carrying amount of $45.7 million and recognized a gross gain of $6.4 million. During the nine months ended September 30, 2014, the Bank sold HTM securities with a carrying amount of $65.7 million and recognized gross gains of $8.9 million. The HTM securities sold had less than 15 percent of the acquired principal outstanding at the time of sale. As such, the sales were considered maturities for purpose of security classification and did not impact the Bank's ability and intent to hold the remaining HTM securities through their stated maturities. During the three and nine months ended September 30, 2013, the Bank did not sell any HTM securities.

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

Private-Label Mortgage-Backed Securities

On a quarterly basis, the Bank engages other designated FHLBanks to perform cash flow analyses on its private-label mortgage-backed securities (MBS) using two third-party models in order to assess whether the entire amortized cost bases of these securities will be recovered. For a description of these models, refer to "Item 8. Financial Statements and Supplementary Data - Note 7 - Other-than-Temporary Impairment" in the Bank's 2013 Form 10-K.

The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of three percent to an increase of nine percent over the twelve month period beginning July 1, 2014. For the vast majority of markets, the projected short-term housing price changes range from zero percent to an increase of six percent. Thereafter, a unique path is projected for each geographical area based on an internally developed framework derived from historical data. Prior to the second quarter of 2014, home price projections following the short-term period were projected to recover using one of five different recovery paths.

The Bank compared the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At September 30, 2014, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at September 30, 2014.

All Other AFS and HTM Investment Securities

On a quarterly basis, the Bank reviews all remaining AFS and HTM securities in an unrealized loss position to determine whether they are other-than temporarily impaired. The following was determined for the Bank's other investment securities in an unrealized loss position at September 30, 2014:

•
Other U.S. obligations and GSE securities. The unrealized losses were due primarily to interest rate volatility. The strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at September 30, 2014.

•
State housing agency obligations. The unrealized losses were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements was sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at September 30, 2014.

Note 7 — Advances

Contractual Maturity

The following table summarizes the Bank's advances outstanding by contractual maturity (dollars in thousands):

	September 30, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$722	3.28	$—	—
Due in one year or less	9,620,032	0.50	6,948,856	0.60
Due after one year through two years	3,816,682	1.52	4,479,162	0.95
Due after two years through three years	4,357,848	1.48	2,936,056	1.76
Due after three years through four years	17,925,309	0.63	3,298,142	2.28
Due after four years through five years	19,372,056	0.35	20,558,211	0.54
Thereafter	8,927,245	0.75	7,139,820	0.85
Total par value	64,019,894	0.66	45,360,247	0.84
Premiums	141		153
Discounts	(6,762)		(7,879)
Fair value hedging adjustments	207,090		297,699
Total	$64,220,363		$45,650,220

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call date, the borrower typically pays a higher fixed rate for the advance relative to an equivalent maturity, noncallable, fixed rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At September 30, 2014 and December 31, 2013, the Bank had callable advances outstanding totaling $41.7 billion and $26.4 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise dates, and the borrower may then apply for a new advance at the prevailing market rate. Generally, put options are exercised when interest rates increase. At September 30, 2014 and December 31, 2013, the Bank had putable advances outstanding totaling $2.2 billion and $2.4 billion.

Prepayment Fees

The Bank charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. Prepayment fees are recorded net of fair value hedging adjustments in the Statements of Income.

The following table summarizes the Bank's prepayment fees on advances, net (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Gross prepayment fee income	$4,643	$1,650	$21,810	$15,460
Fair value hedging adjustments[1]	(5,044)	(299)	(18,827)	(11,023)
Prepayment fees on advances, net	$(401)	$1,351	$2,983	$4,437

1	Represents the amortization/accretion of fair value hedging adjustments on closed advance hedge relationships resulting from advance prepayments.

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

The following table presents information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	September 30, 2014	December 31, 2013
Fixed rate, long-term single family mortgage loans	$4,946,728	$4,823,351
Fixed rate, medium-term[1] single family mortgage loans	1,504,430	1,668,190
Total unpaid principal balance	6,451,158	6,491,541
Premiums	81,471	80,911
Discounts	(13,001)	(15,652)
Basis adjustments from mortgage loan commitments	9,837	8,493
Total mortgage loans held for portfolio	$6,529,465	$6,565,293

1	Medium-term is defined as a term of 15 years or less.

The following table presents the Bank's mortgage loans held for portfolio by collateral or guarantee type (dollars in thousands):

	September 30, 2014	December 31, 2013
Conventional mortgage loans	$5,884,401	$5,944,999
Government-insured mortgage loans	566,757	546,542
Total unpaid principal balance	$6,451,158	$6,491,541

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

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At September 30, 2014 and December 31, 2013, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At September 30, 2014 and December 31, 2013, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings (TDRs) related to credit products during the nine months ended September 30, 2014 and 2013.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of September 30, 2014 and December 31, 2013. Accordingly, the Bank has not recorded any allowance for credit losses for its credit products.

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at September 30, 2014 and December 31, 2013. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

•
First Loss Account. The first loss account (FLA) is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. Credit enhancement fees paid totaled $3.3 million and $3.2 million during the nine months ended September 30, 2014 and 2013. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments with a PFI credit enhancement obligation was $90.2 million and $87.3 million at September 30, 2014 and December 31, 2013.

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

Individually Identified Conventional Mortgage Loans. The Bank individually evaluates certain conventional mortgage loans, including TDRs and collateral-dependent loans, for impairment. The Bank's TDRs include loans granted under its temporary loan modification plan and loans discharged under Chapter 7 bankruptcy that have not been reaffirmed by the borrower. The Bank generally measures impairment of TDRs based on the present value of expected future cash flows discounted at the loan's effective interest rate. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. The Bank's collateral-dependent loans include loans in process of foreclosure, loans 180 days or more past due, and bankruptcy loans and TDRs 60 days or more past due. The Bank measures impairment of collateral-dependent loans based on the estimated fair value of the underlying collateral, which is determined using property values, less selling costs and expected proceeds from PMI. Prior to January 1, 2014, the Bank only evaluated TDRs and collateral-dependent loans that were in process of foreclosure on an individual basis.

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

Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not. At September 30, 2014 and December 31, 2013, the Bank determined that the amount of performance-based credit enhancement fees available for recapture from the PFIs at the master commitment level was immaterial. As such, it did not factor credit enhancement fees into its estimate of the allowance for credit losses.

PFI Credit Enhancement Obligation. When reserving for estimated credit losses, the Bank may take into consideration the PFI credit enhancement obligation, which is intended to absorb losses in excess of the FLA. At September 30, 2014 and December 31, 2013, the Bank determined that the amount of credit enhancement obligation available to offset losses was immaterial. As such, it did not factor credit enhancement obligation into its estimate of the allowance for credit losses.

Allowance for Credit Losses on Conventional Mortgage Loans. The following table presents a rollforward of the allowance for credit losses on the Bank's conventional mortgage loan portfolio (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance, beginning of period	$7,200	$14,656	$8,000	$15,793
Charge-offs	(188)	(416)	(654)	(1,553)
Reversal for credit losses	(1,412)	—	(1,746)	—
Balance, end of period	$5,600	$14,240	$5,600	$14,240

The following table summarizes the allowance for credit losses and recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in thousands):

	September 30, 2014	December 31, 2013
Allowance for credit losses
Collectively evaluated for impairment	$1,600	$4,500
Individually evaluated for impairment	4,000	3,500
Total allowance for credit losses	$5,600	$8,000
Recorded investment[1]
Collectively evaluated for impairment	$5,929,116	$5,996,590
Individually evaluated for impairment, with or without a related allowance	51,494	40,840
Total recorded investment	$5,980,610	$6,037,430

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollars in thousands):

	September 30, 2014
	Conventional	Government Insured	Total
Past due 30 - 59 days	$74,894	$19,914	$94,808
Past due 60 - 89 days	21,579	5,545	27,124
Past due 90 - 179 days	13,454	4,691	18,145
Past due 180 days or more	41,190	5,864	47,054
Total past due mortgage loans	151,117	36,014	187,131
Total current mortgage loans	5,829,493	546,556	6,376,049
Total recorded investment of mortgage loans[1]	$5,980,610	$582,570	$6,563,180

In process of foreclosure (included above)[2]	$26,880	$3,582	$30,462
Serious delinquency rate[3]	0.9%	1.8%	1.0%
Past due 90 days or more and still accruing interest[4]	$—	$10,555	$10,555
Non-accrual mortgage loans[5]	$58,802	$—	$58,802

	December 31, 2013
	Conventional	Government Insured	Total
Past due 30 - 59 days	$75,521	$19,714	$95,235
Past due 60 - 89 days	21,925	7,128	29,053
Past due 90 - 179 days	17,864	5,515	23,379
Past due 180 days or more	50,271	4,130	54,401
Total past due mortgage loans	165,581	36,487	202,068
Total current mortgage loans	5,871,849	524,947	6,396,796
Total recorded investment of mortgage loans[1]	$6,037,430	$561,434	$6,598,864

In process of foreclosure (included above)[2]	$37,582	$1,106	$38,688
Serious delinquency rate[3]	1.1%	1.7%	1.2%
Past due 90 days or more and still accruing interest[4]	$—	$9,645	$9,645
Non-accrual mortgage loans[5]	$71,221	$—	$71,221

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

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

	September 30, 2014		December 31, 2013
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Impaired loans with an allowance	$20,743	$4,000	$19,719	$3,500
Impaired loans without an allowance	30,751	—	21,121	—
Total	$51,494	$4,000	$40,840	$3,500

The Bank did not recognize any interest income on impaired loans during the three and nine months ended September 30, 2014 and 2013.

The following table summarizes the average recorded investment on the Bank's individually evaluated impaired loans (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Impaired loans with an allowance	$21,770	$45,295	$20,231	$50,568
Impaired loans without an allowance	30,933	1,350	25,936	1,269
Total	$52,703	$46,645	$46,167	$51,837

Real Estate Owned. At September 30, 2014 and December 31, 2013, the Bank had $8.5 million and $12.2 million of REO recorded as a component of "Other assets" in the Statements of Condition.

Term Securities Purchased Under Agreements to Resell

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at September 30, 2014 and December 31, 2013.

Off-Balance Sheet Credit Exposures

At September 30, 2014 and December 31, 2013, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank's off-balance sheet credit exposures, see "Note 14 — Commitments and Contingencies."

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

•
preserve a favorable interest rate spread between the yield of an asset and the cost of the related liability. Without the use of derivatives, this interest rate spread could be reduced or eliminated when a change in the interest rate on the advance does not match a change in the interest rate on the consolidated obligation;

•	mitigate the adverse earnings effects of the shortening or extension of certain assets and liabilities; and

•	manage embedded options in assets and liabilities.

Application of Derivatives

Derivative instruments are used by the Bank in two ways:

•	as a fair value hedge of an associated financial instrument or firm commitment; or

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

The following table summarizes the Bank's fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in thousands):

	September 30, 2014			December 31, 2013
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$35,709,625	$98,856	$361,673	$32,537,432	$181,724	$391,597
Derivatives not designated as hedging instruments
Interest rate swaps	1,009,600	27,588	39,751	1,757,673	72,439	25,102
Forward settlement agreements (TBAs)	87,000	25	126	28,000	160	3
Mortgage delivery commitments	90,540	164	35	29,651	6	124
Total derivatives not designated as hedging instruments	1,187,140	27,777	39,912	1,815,324	72,605	25,229
Total derivatives before netting and collateral adjustments	$36,896,765	126,633	401,585	$34,352,756	254,329	416,826
Netting adjustments		(21,877)	(21,877)		(82,293)	(82,293)
Cash collateral and related accrued interest		(9,601)	(327,279)		(79,025)	(277,113)
Total netting adjustments and cash collateral[1]		(31,478)	(349,156)		(161,318)	(359,406)
Total derivative assets and total derivative liabilities		$95,155	$52,429		$93,011	$57,420

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

The following table summarizes the components of “Net (losses) gains on derivatives and hedging activities” as presented in the Statements of Income (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Derivatives designated as hedging instruments
Interest rate swaps	$(12,114)	$1,960	$(30,819)	$8,304
Derivatives not designated as hedging instruments
Interest rate swaps	892	5,083	(32,978)	71,177
Interest rate caps	—	—	—	3,992
Forward settlement agreements (TBAs)	(138)	(496)	(3,058)	4,831
Mortgage delivery commitments	133	715	2,878	(4,464)
Net interest settlements	(5,606)	(4,898)	(14,816)	(11,497)
Total net (losses) gains related to derivatives not designated as hedging instruments	(4,719)	404	(47,974)	64,039
Net (losses) gains on derivatives and hedging activities	$(16,833)	$2,364	$(78,793)	$72,343

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the effect of those derivatives on the Bank's net interest income (dollars in thousands):

	For the Three Months Ended September 30, 2014
Hedged Item Type	Gains (Losses) on Derivatives	(Losses) Gains on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$7,361	$(22,040)	$(14,679)	$(30,235)
Advances	66,115	(65,635)	480	(40,989)
Consolidated obligation bonds	(21,753)	23,838	2,085	18,735
Total	$51,723	$(63,837)	$(12,114)	$(52,489)

	For the Three Months Ended September 30, 2013
Hedged Item Type	(Losses) Gains on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(7,548)	$7,933	$385	$(12,429)
Advances	(2,769)	3,289	520	(39,562)
Consolidated obligation bonds	7,569	(6,514)	1,055	14,425
Total	$(2,748)	$4,708	$1,960	$(37,566)

	For the Nine Months Ended September 30, 2014
Hedged Item Type	(Losses) Gains on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(182,908)	$147,763	$(35,145)	$(83,608)
Advances	67,342	(66,015)	1,327	(121,861)
Consolidated obligation bonds	26,414	(23,415)	2,999	45,659
Total	$(89,152)	$58,333	$(30,819)	$(159,810)

	For the Nine Months Ended September 30, 2013
Hedged Item Type	Gains (Losses) on Derivatives	(Losses) Gains on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$90,662	$(86,254)	$4,408	$(23,911)
Advances	181,256	(179,019)	2,237	(122,235)
Consolidated obligation bonds	(131,558)	133,217	1,659	48,009
Total	$140,360	$(132,056)	$8,304	$(98,137)
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

A majority of the Bank's bilateral derivative contracts contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at September 30, 2014 was $219.2 million, for which the Bank posted collateral of $168.6 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $35.1 million of collateral to its bilateral derivative counterparties at September 30, 2014.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents at September 30, 2014.

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

	September 30, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Bilateral derivatives	$111,811	$314,788	$209,378	$411,289
Cleared derivatives	14,658	86,762	44,945	5,413
Total gross recognized amount	126,469	401,550	254,323	416,702
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(103,382)	(262,394)	(195,177)	(353,993)
Cleared derivatives	71,904	(86,762)	33,859	(5,413)
Total gross amounts of netting adjustments and cash collateral	(31,478)	(349,156)	(161,318)	(359,406)
Net amounts after netting adjustments and cash collateral
Bilateral derivatives	8,429	52,394	14,201	57,296
Cleared derivatives	86,562	—	78,804	—
Total net amounts after netting adjustments and cash collateral	94,991	52,394	93,005	57,296
Bilateral derivatives instruments not meeting netting requirements[1]	164	35	6	124
Total derivative assets and derivative liabilities
Bilateral derivatives	8,593	52,429	14,207	57,420
Cleared derivatives	86,562	—	78,804	—
Total derivative assets and total derivative liabilities	$95,155	$52,429	$93,011	$57,420

1	Represents mortgage delivery commitments that are not subject to an enforceable netting agreement.

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At September 30, 2014 and December 31, 2013, the total par value of outstanding consolidated obligations of the 12 FHLBanks was $816.9 billion and $766.8 billion.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$62,810,000	0.07	$38,143,400	0.10
Discounts	(7,242)		(6,748)
Total	$62,802,758		$38,136,652

BONDS

The following table summarizes the Bank's bonds outstanding by year of contractual maturity (dollars in thousands):

	September 30, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$10,180,240	0.47	$17,437,015	0.33
Due after one year through two years	8,704,150	1.34	2,485,075	3.03
Due after two years through three years	2,822,505	2.87	1,864,840	3.48
Due after three years through four years	1,181,010	2.87	2,080,710	4.21
Due after four years through five years	1,928,030	2.02	582,735	1.60
Thereafter	5,403,740	2.98	5,545,470	2.96
Index amortizing notes	175,710	5.21	209,600	5.21
Total par value	30,395,385	1.61	30,205,445	1.56
Premiums	20,186		22,027
Discounts	(19,011)		(17,751)
Fair value hedging adjustments	(9,258)		(14,186)
Fair value option adjustments	—		33
Total	$30,387,302		$30,195,568

The following table summarizes the Bank's bonds outstanding by call features (dollars in thousands):

	September 30, 2014	December 31, 2013
Noncallable or nonputable	$18,650,385	$26,765,445
Callable	11,745,000	3,440,000
Total par value	$30,395,385	$30,205,445

Extinguishment of Debt

During the three and nine months ended September 30, 2014, the Bank extinguished bonds with a total par value of $91.3 million and $115.0 million and recognized losses of $10.0 million and $12.7 million in other (loss) income. The Bank did not extinguish any debt during the three months ended September 30, 2013; however, during the nine months ended September 30, 2013, the Bank extinguished bonds with a total par value of $162.1 million and recognized losses of $25.7 million.

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At September 30, 2014 and December 31, 2013, the Bank did not have any nonpermanent capital.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations. The following table shows the Bank's compliance with the Finance Agency's regulatory capital requirements (dollars in thousands):

	September 30, 2014		December 31, 2013
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$593,994	$4,176,335	$676,384	$3,378,542
Regulatory capital	$3,935,949	$4,176,335	$2,920,161	$3,378,542
Leverage capital	$4,919,936	$6,264,503	$3,650,201	$5,067,814
Capital-to-assets ratio	4.00%	4.24%	4.00%	4.63%
Leverage ratio	5.00%	6.37%	5.00%	6.94%

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

Excess Stock

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At September 30, 2014, the Bank had excess capital stock of $0.1 million. At December 31, 2013, the Bank had no excess capital stock outstanding.

Mandatorily Redeemable Capital Stock

The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) when a member engages in any of the following activities: (i) submits a written notice to redeem all or part of its capital stock, (ii) submits a written notice of its intent to withdraw from membership, or (iii) terminates its membership voluntarily as a result of a consolidation into a non-member or into a member of another FHLBank. Dividends on mandatorily redeemable capital stock are classified as interest expense in the Statements of Income. At September 30, 2014 and December 31, 2013, the Bank's mandatorily redeemable capital stock totaled $8.4 million and $8.7 million.

Restricted Retained Earnings

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. It requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At September 30, 2014 and December 31, 2013, the Bank's restricted retained earnings account totaled $68.9 million and $50.8 million.

Accumulated Other Comprehensive Income

The following table summarizes changes in AOCI for the three months ended September 30, 2014 and 2013 (dollars in thousands):

	Net unrealized gains on AFS securities (Note 4)	Pension and postretirement benefits	Total AOCI
Balance, June 30, 2013	$88,878	$(2,696)	$86,182
Other comprehensive (loss) income before reclassifications
Net unrealized losses	(13,809)	—	(13,809)
Reclassifications from other comprehensive (loss) income to net income
Other-than-temporary impairment losses on securities	1,293	—	1,293
Net realized gains on sale of securities	(1,094)	—	(1,094)
Amortization - pension and postretirement	—	141	141
Net current period other comprehensive (loss) income	(13,610)	141	(13,469)
Balance, September 30, 2013	$75,268	$(2,555)	$72,713

Balance, June 30, 2014	$135,232	$(1,266)	$133,966
Other comprehensive income before reclassifications
Net unrealized gains	17,531	—	17,531
Reclassifications from other comprehensive income to net income
Amortization - pension and postretirement	—	98	98
Net current period other comprehensive income	17,531	98	17,629
Balance, September 30, 2014	$152,763	$(1,168)	$151,595

The following table summarizes changes in AOCI for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Net unrealized gains on AFS securities (Note 4)	Pension and postretirement benefits	Total AOCI
Balance, December 31, 2012	$152,781	$(3,143)	$149,638
Other comprehensive (loss) income before reclassifications
Net unrealized losses	(75,767)	—	(75,767)
Reclassifications from other comprehensive (loss) income to net income
Other-than-temporary impairment losses on securities	1,293	—	1,293
Net realized gains on sale of securities	(3,039)	—	(3,039)
Amortization - pension and postretirement	—	588	588
Net current period other comprehensive (loss) income	(77,513)	588	(76,925)
Balance, September 30, 2013	$75,268	$(2,555)	$72,713

Balance, December 31, 2013	$88,399	$(1,355)	$87,044
Other comprehensive income (loss) before reclassifications
Net unrealized gains	65,190	—	65,190
Reclassifications from other comprehensive income (loss) to net income
Net realized gains on sale of securities	(826)	—	(826)
Amortization - pension and postretirement	—	187	187
Net current period other comprehensive income	64,364	187	64,551
Balance, September 30, 2014	$152,763	$(1,168)	$151,595

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the nine months ended September 30, 2014 and 2013.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial instruments at September 30, 2014 (dollars in thousands). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$9,477,515	$9,477,515	$—	$—	$—	$9,477,515
Interest-bearing deposits	1,772	—	1,750	—	—	1,750
Securities purchased under agreements to resell	2,060,000	—	2,060,000	—	—	2,060,000
Federal funds sold	2,635,000	—	2,635,000	—	—	2,635,000
Trading securities	1,046,748	—	1,046,748	—	—	1,046,748
Available-for-sale securities	10,878,835	—	10,878,835	—	—	10,878,835
Held-to-maturity securities	1,325,741	—	1,379,135	25,699	—	1,404,834
Advances	64,220,363	—	64,369,400	—	—	64,369,400
Mortgage loans held for portfolio, net	6,523,865	—	6,731,884	62,618	—	6,794,502
Accrued interest receivable	85,960	—	85,960	—	—	85,960
Derivative assets, net	95,155	25	126,608	—	(31,478)	95,155
Other assets	11,522	11,522	—	—	—	11,522
Liabilities
Deposits	(471,326)	—	(471,322)	—	—	(471,322)
Consolidated obligations
Discount notes	(62,802,758)	—	(62,804,514)	—	—	(62,804,514)
Bonds	(30,387,302)	—	(30,991,406)	—	—	(30,991,406)
Total consolidated obligations	(93,190,060)	—	(93,795,920)	—	—	(93,795,920)
Mandatorily redeemable capital stock	(8,400)	(8,400)	—	—	—	(8,400)
Accrued interest payable	(102,201)	—	(102,201)	—	—	(102,201)
Derivative liabilities, net	(52,429)	(126)	(401,459)	—	349,156	(52,429)
Other
Commitments to fund advances	—	—	(51)	—	—	(51)
Standby letters of credit	(2,173)	—	—	(2,173)	—	(2,173)
Standby bond purchase agreements	—	—	2,218	—	—	2,218

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

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial instruments at December 31, 2013 (dollars in thousands):

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$448,278	$448,278	$—	$—	$—	$448,278
Interest-bearing deposits	1,863	—	1,833	—	—	1,833
Securities purchased under agreements to resell	8,200,000	—	8,200,000	—	—	8,200,000
Federal funds sold	1,200,000	—	1,200,000	—	—	1,200,000
Trading securities	1,018,373	—	1,018,373	—	—	1,018,373
Available-for-sale securities	7,932,520	—	7,932,520	—	—	7,932,520
Held-to-maturity securities	1,788,306	—	1,813,234	29,365	—	1,842,599
Advances	45,650,220	—	45,751,949	—	—	45,751,949
Mortgage loans held for portfolio, net	6,557,293	—	6,683,555	37,340	—	6,720,895
Accrued interest receivable	72,561	—	72,561	—	—	72,561
Derivative assets, net	93,011	160	254,169	—	(161,318)	93,011
Other assets	10,529	10,529	—	—	—	10,529
Liabilities
Deposits	(699,066)	—	(699,066)	—	—	(699,066)
Consolidated obligations
Discount notes	(38,136,652)	—	(38,139,485)	—	—	(38,139,485)
Bonds	(30,195,568)	—	(30,735,638)	—	—	(30,735,638)
Total consolidated obligations	(68,332,220)	—	(68,875,123)	—	—	(68,875,123)
Mandatorily redeemable capital stock	(8,719)	(8,719)	—	—	—	(8,719)
Accrued interest payable	(81,420)	—	(81,420)	—	—	(81,420)
Derivative liabilities, net	(57,420)	(3)	(416,823)	—	359,406	(57,420)
Other
Standby letters of credit	(1,849)	—	—	(1,849)	—	(1,849)
Standby bond purchase agreements	—	—	3,860	—	—	3,860

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

As of September 30, 2014 and December 31, 2013, three or four prices were received for substantially all of the Bank's investment securities and the final prices for substantially all of those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

As an additional step, the Bank reviews the final fair value estimates of its private-label MBS holdings quarterly for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private-label MBS using the estimated fair value derived from the process previously described and the security's projected cash flows from the Bank's OTTI process. These yields were compared to the market yield of comparable securities according to dealers and/or other third-party sources. This analysis did not indicate any significant variances. Therefore, the Bank determined that its fair value estimates for private-label MBS were appropriate at September 30, 2014.

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

Fair Value on a Recurring Basis

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at September 30, 2014 (dollars in thousands):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$259,097	$—	$—	$259,097
GSE obligations	—	59,652	—	—	59,652
Other non-MBS	—	275,248	—	—	275,248
GSE MBS residential	—	452,751	—	—	452,751
Total trading securities	—	1,046,748	—	—	1,046,748
Available-for-sale securities
Other U.S. obligations	—	168,040	—	—	168,040
GSE obligations	—	1,055,021	—	—	1,055,021
State or local housing agency obligations	—	24,718	—	—	24,718
Other non-MBS	—	179,465	—	—	179,465
Other U.S. obligations MBS residential	—	1,374,038	—	—	1,374,038
GSE MBS residential	—	8,077,553	—	—	8,077,553
Total available-for-sale securities	—	10,878,835	—	—	10,878,835
Derivative assets, net
Interest-rate related	—	126,444	—	(31,453)	94,991
Forward settlement agreements (TBAs)	25	—	—	(25)	—
Mortgage delivery commitments	—	164	—	—	164
Total derivative assets, net	25	126,608	—	(31,478)	95,155
Other assets	11,522	—	—	—	11,522
Total recurring assets at fair value	$11,547	$12,052,191	$—	$(31,478)	$12,032,260
Liabilities
Derivative liabilities, net
Interest-rate related	$—	$(401,424)	$—	$349,131	$(52,293)
Forward settlement agreements (TBAs)	(126)	—	—	25	(101)
Mortgage delivery commitments	—	(35)	—	—	(35)
Total derivative liabilities, net	(126)	(401,459)	—	349,156	(52,429)
Total recurring liabilities at fair value	$(126)	$(401,459)	$—	$349,156	$(52,429)

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

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2013 (dollars in thousands):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$266,898	$—	$—	$266,898
GSE obligations	—	54,971	—	—	54,971
Other non-MBS	—	263,354	—	—	263,354
GSE MBS residential	—	433,150	—	—	433,150
Total trading securities	—	1,018,373	—	—	1,018,373
Available-for-sale securities
Other U.S. obligations	—	181,548	—	—	181,548
GSE obligations	—	1,126,875	—	—	1,126,875
State or local housing agency obligations	—	22,971	—	—	22,971
Other non-MBS	—	263,574	—	—	263,574
GSE MBS residential	—	6,337,552	—	—	6,337,552
Total available-for-sale securities	—	7,932,520	—	—	7,932,520
Derivative assets, net
Interest-rate related	—	254,163	—	(161,315)	92,848
Forward settlement agreements (TBAs)	160	—	—	(3)	157
Mortgage delivery commitments	—	6	—	—	6
Total derivative assets, net	160	254,169	—	(161,318)	93,011
Other assets	10,529	—	—	—	10,529
Total recurring assets at fair value	$10,689	$9,205,062	$—	$(161,318)	$9,054,433
Liabilities
Bonds[2]	$—	$(50,033)	$—	$—	$(50,033)
Derivative liabilities, net
Interest-rate related	—	(416,699)	—	359,403	(57,296)
Forward settlement agreements (TBAs)	(3)	—	—	3	—
Mortgage delivery commitments	—	(124)	—	—	(124)
Total derivative liabilities, net	(3)	(416,823)	—	359,406	(57,420)
Total recurring liabilities at fair value	$(3)	$(466,856)	$—	$359,406	$(107,453)

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

	September 30, 2014	December 31, 2013
Impaired mortgage loans held for portfolio	$16,743	$37,340
Real estate owned	474	571
Total non-recurring assets	$17,217	$37,911

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Bonds	2014	2013	2014	2013
Balance, beginning of period	$—	$100,122	$50,033	$1,866,985
Maturities and terminations	—	(50,000)	(50,000)	(1,815,000)
Net gains on bonds held at fair value	—	(28)	(2)	(1,001)
Change in accrued interest	—	(34)	(31)	(924)
Balance, end of period	$—	$50,060	$—	$50,060

For consolidated obligations recorded under the fair value option, the related contractual interest expense is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net gains on consolidated obligations held at fair value” in the Statements of Income. At September 30, 2014, all bonds previously elected under the fair value option had matured. At December 31, 2013, the Bank determined no credit risk adjustments for nonperformance were necessary to the consolidated obligations recorded under the fair value option. The following table summarizes the difference between the unpaid principal balance and fair value of outstanding bonds for which the fair value option has been elected (dollars in thousands):

	September 30, 2014	December 31, 2013
Unpaid principal balance	$—	$50,000
Fair value	—	50,033
Fair value over unpaid principal balance	$—	$33

Note 14 — Commitments and Contingencies

Joint and Several Liability. The 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At September 30, 2014 and December 31, 2013, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $723.7 billion and $698.5 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in thousands):

	September 30, 2014			December 31, 2013
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit	$3,852,074	$61,266	$3,913,340	$4,303,732
Standby bond purchase agreements	172,576	386,043	558,619	619,338
Commitments to purchase mortgage loans	90,540	—	90,540	29,651
Commitments to issue bonds	110,000	—	110,000	29,289
Commitments to issue discount notes	2,000,000	—	2,000,000	399,831
Commitments to fund advances	—	14,000	14,000	—
Other commitments	98,475	—	98,475	100,000

Standby Letters of Credit. A standby letter of credit is a financing arrangement between the Bank and a member. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2020. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $2.2 million and $1.8 million at September 30, 2014 and December 31, 2013.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at September 30, 2014 and December 31, 2013 is reported in “Note 13 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2017. At September 30, 2014 and December 31, 2013, the Bank had standby bond purchase agreements with four housing associates. During the nine months ended September 30, 2014 and 2013, the Bank was not required to purchase any bonds under these agreements. For the three and nine months ended September 30, 2014, the Bank received fees for the guarantees that amounted to $0.4 million and $1.3 million. For the three and nine months ended September 30, 2013, the Bank received fees for the guarantees that amounted to $0.5 million and $1.5 million. The estimated fair value of standby bond purchase agreements at September 30, 2014 and December 31, 2013 is reported in “Note 13 — Fair Value.”

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at September 30, 2014 and December 31, 2013 is reported in “Note 10 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Commitments to Issue Bonds and Discount Notes. At September 30, 2014, the Bank had commitments to issue $110.0 million of consolidated obligation bonds and $2.0 billion of consolidated obligation discount notes. At December 31, 2013, the Bank had commitments to issue $29.3 million of consolidated obligation bonds and $399.8 million of consolidated obligation discount notes.

Commitments to Fund Advances. The Bank enters into commitments that legally bind it to fund additional advances up to 24 months in the future. At September 30, 2014, the Bank had commitments to fund advances of $14.0 million. At December 31, 2013, the Bank did not have any commitments to fund advances.

Other Commitments. On December 30, 2013, the Bank entered into an agreement with the Iowa Finance Authority (IFA) to purchase up to $100.0 million of taxable multi-family mortgage revenue bonds. The agreement expires on June 30, 2015. As of September 30, 2014, the Bank had purchased $1.5 million of bonds under the IFA agreement. These bonds are classified as AFS in the Bank's Statements of Condition.

In conjunction with its sale of certain mortgage loans to Fannie Mae through the FHLBank of Chicago in 2009, the Bank entered into an agreement with the FHLBank of Chicago on June 11, 2009 to indemnify the FHLBank of Chicago for potential losses on mortgage loans remaining in four master commitments from which the mortgage loans were sold. The Bank agreed to indemnify the FHLBank of Chicago for any losses not otherwise recovered through credit enhancement fees, subject to an indemnification cap of $0.8 million by December 31, 2015 and $0.3 million by December 31, 2020. At September 30, 2014, the FHLBank of Chicago had not requested any indemnification payments from the Bank pursuant to this agreement.
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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Advances	$743,241	1.2	$614,566	1.4
Mortgage loans	201,618	3.1	94,163	1.5
Deposits	4,728	1.0	2,550	0.4
Capital stock	51,635	1.5	40,982	1.5

Business Concentrations

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At September 30, 2014, the Bank had the following business concentrations with stockholders (dollars in thousands):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[1]
Wells Fargo Bank, N.A.	$1,370,000	39.5	$34,000,000	$—	$41,394
Superior Guaranty Insurance Company[2]	50,767	1.5	—	1,246,507	—
Total	$1,420,767	41.0	$34,000,000	$1,246,507	$41,394

1	Represents interest income earned on advances during the nine months ended September 30, 2014.

2	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

At December 31, 2013, the Bank had the following business concentrations with stockholders (dollars in thousands):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[1]
Wells Fargo Bank, N.A.	$770,000	28.5	$19,000,000	$—	$14,470
Superior Guaranty Insurance Company[2]	60,130	2.2	—	1,477,856	—
Total	$830,130	30.7	$19,000,000	$1,477,856	$14,470

1	Represents interest income earned on advances during the year ended December 31, 2013.

2	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Note 16 — Transactions with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago for its participation in the MPF program. This service fee expense is recorded in other expense. For the three months ended September 30, 2014 and 2013, the Bank recorded $0.7 million and $0.6 million in service fee expense to the FHLBank of Chicago. For the nine months ended September 30, 2014 and 2013, the Bank recorded $2.0 million and $1.9 million in service fee expense to the FHLBank of Chicago.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the nine months ended September 30, 2014 and 2013 (dollars in thousands):

Other FHLBank	Beginning Balance	Advance	Principal Repayment	Ending Balance
2014
Chicago	$—	$10,000	$(10,000)	$—
Topeka	—	10,000	(10,000)	—
	$—	$20,000	$(20,000)	$—

2013
Atlanta	$—	$17,000	$(17,000)	$—

The following table summarizes borrowing activity from other FHLBanks during the nine months ended September 30, 2014 and 2013 (dollars in thousands):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2014
Atlanta	$—	$70,000	$(70,000)	$—
Chicago	—	150,000	(150,000)	—
San Francisco	—	150,000	(150,000)	—
	$—	$370,000	$(370,000)	$—

2013
Chicago	$—	$200,000	$(200,000)	$—
New York	—	200,000	(200,000)	—
Topeka	—	70,000	(70,000)	—
	$—	$470,000	$(470,000)	$—

At September 30, 2014 and 2013, none of these transactions were outstanding on the Bank's Statements of Condition.

Debt Transfers. The Bank may transfer debt from time to time in an effort to better match its projected asset cash flows or reduce its future interest costs. These transfers are accounted for in the same manner as debt extinguishments. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. During the nine months ended September 30, 2014, the Bank did not transfer any debt to other FHLBanks. During the nine months ended September 30, 2013, the Bank transferred $80.0 million and $70.0 million of par value bonds to the FHLBanks of San Francisco and Boston and recorded aggregate net losses of $13.9 million and $10.6 million through "Net losses on extinguishment of debt" in the Statements of Income.

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

•	changes in regulatory requirements regarding the eligibility criteria of our membership;

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

•
the proposed merger with the Federal Home Loan Bank of Seattle is subject to certain closing conditions, may take longer than expected, may involve more expenses than anticipated, and may have an adverse effect on the continuing Bank;

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

For additional information regarding these and other risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements, see “Item 1A. Risk Factors” in this quarterly report and in our 2013 Form 10-K. You are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made as of the date of this report. We undertake no obligation to update or revise any forward-looking statement.

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

For the three and nine months ended September 30, 2014, we reported net income of $26.6 million and $90.6 million compared to $30.1 million and $73.1 million for the same periods in 2013. Our net income, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was primarily driven by net interest income and other (loss) income.

Net interest income totaled $64.0 million and $176.7 million for the three and nine months ended September 30, 2014 compared to $50.7 million and $154.7 million for the same periods last year. The increase was primarily due to a increase in interest income resulting from higher advance and mortgage-backed security (MBS) volumes.

Our net interest margin was 0.28 percent and 0.30 percent during the three and nine months ended September 30, 2014 compared with 0.39 percent and 0.42 percent during the same periods last year. The decline was primarily due to reduced yields on our interest-earning assets driven by the low interest rate environment and higher volumes of advances and short-term investments that generate lower margins when compared to the majority of our other interest-earning assets. The decline was partially offset by lower yields paid on our interest-bearing liabilities.

We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage loan portfolio. During the three and nine months ended September 30, 2014, we recorded reversals for credit losses on our mortgage loans of $1.4 million and $1.7 million due to a reduction in loan delinquencies and improvements in housing market forecasts. During the three and nine months ended September 30, 2013, we did not record a provision or reversal for credit losses on our mortgage loans.

Our other (loss) income totaled $(18.1) million and $(29.3) million for the three and nine months ended September 30, 2014 compared to $(3.4) million and $(30.8) million for the same periods last year. The primary drivers of other (loss) income were losses on derivatives and hedging activities, gains on investment securities, and losses from the extinguishment of debt as described below.

We utilize derivative instruments to manage interest rate risk, including mortgage prepayment risk. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. During the three and nine months ended September 30, 2014, we recorded losses of $16.8 million and $78.8 million on our derivatives and hedging activities through other (loss) income compared to gains of $2.3 million and $72.3 million during the same periods last year. These fair value changes were primarily attributable to the impact of changes in interest rates on fair value hedge relationships and on interest rate swaps that we utilize to economically hedge our trading securities portfolio as discussed below. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities" for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Trading securities are recorded at fair value with changes in fair value reflected through other (loss) income. During the three and nine months ended September 30, 2014, we recorded gains on trading securities of $0.7 million and $47.2 million compared to losses of $7.8 million and $87.1 million during the same periods in 2013. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities and were partially offset by changes in fair value on derivatives that we utilize to economically hedge these securities, as noted above. In addition, during the three and nine months ended September 30, 2014, we sold held-to-maturity (HTM) and available-for-sale (AFS) securities and realized gains of $6.4 million and $9.7 million. We sold AFS securities during the three and nine months ended September 30, 2013, and realized gains of $1.1 million and $3.0 million.

We extinguish higher-costing debt from time to time in an effort to better match our projected asset cash flows and to reduce our future interest costs. During the three and nine months ended September 30, 2014, we extinguished consolidated obligation bonds with a total par value of $91.3 million and $115.0 million and recognized losses of $10.0 million and $12.7 million through other (loss) income. We did not extinguish any debt during the three months ended September 30, 2013. During the nine months ended September 30, 2013, we extinguished consolidated obligation bonds with a total par value of $162.1 million and recognized losses of $25.7 million.

Our total assets increased to $98.4 billion at September 30, 2014 from $73.0 billion at December 31, 2013 due primarily to an increase in advances, short-term liquid assets, and long-term investments. Advances increased $18.6 billion due to borrowings from a wide range of members, primarily driven by advances to large depository institution members. Short-term liquid assets, including cash and money-market investments, increased $4.3 billion at September 30, 2014 due to an increase in liquidity needs from the higher advance volumes. Long-term investments increased $2.5 billion due to the purchase of government-sponsored enterprise (GSE) and U.S. obligation MBS during the year. Our total liabilities increased to $94.1 billion at September 30, 2014 from $69.5 billion at December 31, 2013 due primarily to an increase in consolidated obligations issued to fund the growth in advances. Total capital increased to $4.3 billion at September 30, 2014 from $3.5 billion at December 31, 2013. The increase was primarily due to additional activity-based capital stock outstanding driven by the growth in advances. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

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

As a member-owned cooperative, we endeavor to operate with a low but stable adjusted net interest margin. As indicated in the tables that follow, our adjusted net interest income and adjusted net income increased during the three and nine months ended September 30, 2014 when compared to the same periods in 2013. The increase in our adjusted net interest income and adjusted net income was primarily due to an increase in interest income due to higher advance and MBS volumes. Our adjusted net interest margin declined over prior year due to reduced yields on our interest-earning assets driven by the low interest rate environment and higher volumes of advances and short-term investments that generate lower margins when compared to the majority of our other interest-earning assets. The decline was partially offset by lower yields paid on our interest-bearing liabilities.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
GAAP net interest income before reversal for credit losses on mortgage loans	$64.0	$50.7	$176.7	$154.7
Exclude:
Prepayment fees on advances, net	(0.4)	1.3	3.0	4.4
Include items reclassified from other (loss) income:
Net interest expense on economic hedges	(5.6)	(4.9)	(14.8)	(11.5)
Adjusted net interest income	$58.8	$44.5	$158.9	$138.8
Adjusted net interest margin	0.27%	0.34%	0.27%	0.37%

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
GAAP net income before assessments	$29.6	$33.4	$100.7	$81.2
Exclude:
Prepayment fees on advances, net	(0.4)	1.3	3.0	4.4
Other-than-temporary impairment losses	—	(1.3)	—	(1.3)
Net gains (losses) on trading securities	0.7	(7.8)	47.2	(87.1)
Net gains from sale of available-for-sale securities	—	1.1	0.8	3.0
Net gains from sale of held-to-maturity securities	6.4	—	8.9	—
Net gains on consolidated obligations held at fair value	—	—	—	1.0
Net (losses) gains on derivatives and hedging activities	(16.8)	2.3	(78.8)	72.3
Net losses on extinguishment of debt	(10.0)	—	(12.7)	(25.7)
Include:
Net interest expense on economic hedges	(5.6)	(4.9)	(14.8)	(11.5)
Amortization of hedging costs[1]	—	(1.5)	—	(5.1)
Adjusted net income	$44.1	$31.4	$117.5	$98.0

1	Primarily represents the straight line amortization of upfront fee payments on interest rate caps. The interest rate caps were sold during the second quarter of 2013.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Conditions in the Financial Markets

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 AND DECEMBER 31, 2013

Economy and Financial Markets

Economic and market data received since the Federal Open Market Committee (FOMC) meeting in September of 2014 indicates that economic activity began increasing in the second and third quarters. Conditions in the labor market showed continued signs of improvement. The unemployment rate, however, has reflected little change and labor market indicators continue to reflect significant underutilization of labor resources. Household spending and business fixed investments have continued to advance while the housing sector, though improved from prior years, has remained slow. Inflation has remained subdued and long-term inflation expectations have remained stable.

In its September 17, 2014 statement, the FOMC stated it expects that, with appropriate policy accommodation, economic activity will expand at a moderate pace and labor market conditions will improve toward levels the FOMC judges consistent with its dual mandate to foster maximum employment and price stability. The FOMC sees the risks to the outlook for the economy and the labor market as nearly balanced and believes the likelihood of inflation running persistently below its two percent objective has diminished somewhat since earlier this year.

Mortgage Markets
The housing market has continued to improve at a slow pace over the past year, as indicated by rising home prices, lower inventories of properties for sale, and increased housing construction activity. The improvement since year-end has been partly attributable to an improvement in employment and a decline in interest rates, but has been offset by tight credit conditions that have limited the amount of first time home buyers. The outlook for a sustainable recovery in residential sales and home prices remains promising, however the regulatory environment related to underwriting and quality control requirements continue to have an impact the pace of recovery.

Interest Rates

The following table shows information on key market interest rates1:

	Third Quarter 2014 3-Month Average	Third Quarter 2013 3-Month Average	Third Quarter 2014 9-Month Average	Third Quarter 2013 9-Month Average	September 30, 2014 Ending Rate	December 31, 2013 Ending Rate
Federal funds	0.09%	0.09%	0.08%	0.11%	0.07%	0.07%
Three-month LIBOR	0.23	0.26	0.23	0.28	0.24	0.25
2-year U.S. Treasury	0.50	0.36	0.42	0.29	0.57	0.38
10-year U.S. Treasury	2.49	2.69	2.62	2.20	2.49	3.03
30-year residential mortgage note	4.13	4.44	4.24	3.86	4.20	4.48

1	Source is Bloomberg.

The Federal Reserve's key target interest rate, the Federal funds rate, maintained a range of 0.00 to 0.25 percent during 2014. In its September 17, 2014 statement, the FOMC reaffirmed that the current exceptionally low target range for the Federal funds rate remains appropriate. The FOMC noted it anticipates that it likely will be appropriate to maintain the current target range for a considerable time after the asset purchase program ends. When the FOMC decides to begin removing the policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and a two percent inflation rate.

Average 10-year U.S. Treasury yields and mortgage rates were lower during the third quarter of 2014 when compared to the prior year. These rates increased during the second half of 2013 as a result of positive labor market data and investor expectations that a brighter outlook of the economy would allow the Federal Reserve to start reducing its asset purchase program by the end of 2014, known as Quantitative Easing III (discussed further below). However, interest rates declined during 2014 due to mixed economic data and additional comments from the FOMC regarding its discussions on when it will consider increasing short-term interest rates.

The FOMC noted in its September 17, 2014 statement that the ongoing improvement in economic activity and labor market conditions since it began the asset purchase program over a year ago is consistent with growing underlying strength in the broader economy. In light of the cumulative progress towards maximum employment and the improvement in the outlook of labor market conditions, the FOMC decided to make a further measured reduction in the pace of its asset purchases by $10.0 billion in October of 2014. The FOMC agreed to purchase additional agency MBS at a pace of $5 billion per month rather than $10.0 billion per month, and add to its holdings of longer-term U.S. Treasury securities at a pace of $10.0 billion per month rather than $15.0 billion per month.

The FOMC is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency MBS in agency MBS and of rolling over maturing U.S. Treasury securities at auction. The FOMC noted that these actions should continue to maintain downward pressure on long-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative, which in turn should promote a stronger economic recovery and help to ensure inflation, over time, is at the rate most consistent with the FOMC's dual mandate. The FOMC will closely monitor incoming information on economic and financial developments in coming months and will employ its monetary and other policy tools as appropriate, until the outlook for the labor market has improved substantially in the context of price stability. If incoming information broadly supports the FOMC expectation of ongoing improvement in labor market conditions and inflation moving back toward its longer-run objective, the FOMC will end its current asset purchase program at its next meeting.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Third Quarter 2014 3-Month Average	Third Quarter 2013 3-Month Average	Third Quarter 2014 9-Month Average	Third Quarter 2013 9-Month Average	September 30, 2014 Ending Spread	December 31, 2013 Ending Spread
3-month	(13.7)	(18.0)	(14.5)	(17.2)	(14.5)	(15.6)
2-year	(9.0)	(8.9)	(7.7)	(9.3)	(13.6)	(6.7)
5-year	2.3	9.6	3.8	3.5	(2.1)	10.5
10-year	31.6	49.0	35.8	29.9	31.1	55.8

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During the third quarter of 2014, most of our funding spreads relative to London Interbank Offered Rate (LIBOR) improved when compared to spreads at December 31, 2013. These improvements followed the quick resolution of the debt ceiling debate in February and continued limited competing supply of U.S. Treasury and agency debt issuance. More recently, short-term debt spreads have returned to the levels slightly better than those experienced at year-end. Longer-term spreads widened in the third quarter, but are still at better levels than at year-end. Throughout 2014, we utilized consolidated obligation discount notes in addition to step-up, callable, and term fixed rate consolidated obligation bonds to capture attractive funding, match the repricing structures on advances and investments, and provide additional liquidity.

Selected Financial Data

The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Cash	$9,478	$309	$361	$448	$183
Investments[1]	17,948	23,490	20,885	20,131	12,336
Advances	64,220	51,714	44,924	45,650	45,787
Mortgage loans held for portfolio, gross	6,530	6,493	6,492	6,565	6,603
Allowance for credit losses	(6)	(7)	(7)	(8)	(14)
Total assets	98,399	82,217	72,889	73,004	65,063
Consolidated obligations
Discount notes	62,803	59,331	42,816	38,137	28,218
Bonds	30,387	18,252	25,225	30,195	32,227
Total consolidated obligations[2]	93,190	77,583	68,041	68,332	60,445
Mandatorily redeemable capital stock	8	8	8	9	13
Total liabilities	94,079	78,424	69,415	69,547	61,644
Capital stock — Class B putable	3,456	2,954	2,670	2,692	2,690
Retained earnings	712	705	697	678	656
Accumulated other comprehensive income	152	134	107	87	73
Total capital	4,320	3,793	3,474	3,457	3,419

	For the Three Months Ended
Statements of Income	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Net interest income	$64.0	$60.3	$52.4	$58.4	$50.7
Reversal for credit losses on mortgage loans	(1.4)	—	(0.3)	(5.9)	—
Other (loss) income[3]	(18.1)	(14.6)	3.4	(3.7)	(3.4)
Other expense[4]	17.7	15.7	15.0	19.8	13.9
Assessments	3.0	3.0	4.1	4.1	3.3
Net income	26.6	27.0	37.0	36.7	30.1

	For the Three Months Ended
Selected Financial Ratios[5]	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Net interest spread[6]	0.27%	0.30%	0.26%	0.29%	0.34%
Net interest margin[7]	0.28	0.32	0.30	0.32	0.39
Return on average equity	2.69	3.02	4.37	4.27	4.12
Return on average capital stock	3.43	3.90	5.65	5.46	5.49
Return on average assets	0.12	0.14	0.21	0.20	0.23
Average equity to average assets	4.43	4.73	4.70	4.74	5.57
Regulatory capital ratio[8]	4.24	4.46	4.63	4.63	5.16
Dividend payout ratio[9]	73.13	67.91	50.97	39.31	43.39

1	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and HTM securities.

2
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $816.9 billion, $800.0 billion, $753.9 billion, $766.8 billion, and $720.7 billion at September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013 respectively.

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

Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Net Income

The following table presents comparative highlights of our net income for the three and nine months ended September 30, 2014 and 2013 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Net interest income	$64.0	$50.7	$13.3	26.2%	$176.7	$154.7	$22.0	14.2%
Reversal for credit losses on mortgage loans	(1.4)	—	(1.4)	(100.0)	(1.7)	—	(1.7)	(100.0)
Other (loss) income	(18.1)	(3.4)	(14.7)	(432.4)	(29.3)	(30.8)	1.5	4.9
Other expense	17.7	13.9	3.8	27.3	48.4	42.7	5.7	13.3
Assessments	3.0	3.3	(0.3)	(9.1)	10.1	8.1	2.0	24.7
Net income	$26.6	$30.1	$(3.5)	(11.6)%	$90.6	$73.1	$17.5	23.9%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Three Months Ended September 30,
	2014			2013
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$354	0.07%	$0.1	$255	0.09%	$—
Securities purchased under agreements to resell	9,599	0.05	1.3	2,822	0.04	0.4
Federal funds sold	3,856	0.08	0.7	1,160	0.07	0.2
Mortgage-backed securities[2,3]	10,403	1.17	30.6	6,981	1.23	21.6
Other investments[2,3,4]	2,366	2.59	15.4	2,019	4.11	20.9
Advances[3,5]	54,770	0.43	59.3	31,649	0.60	47.9
Mortgage loans[6]	6,513	3.69	60.6	6,660	3.69	62.0
Total interest-earning assets	87,861	0.76	168.0	51,546	1.18	153.0
Non-interest-earning assets	699	—	—	503	—	—
Total assets	$88,560	0.75%	$168.0	$52,049	1.17%	$153.0
Interest-bearing liabilities
Deposits	$447	0.01%	$0.1	$656	0.02%	$—
Consolidated obligations
Discount notes	63,289	0.08	12.3	13,820	0.07	2.4
Bonds[3]	20,135	1.81	91.6	33,833	1.17	99.8
Other interest-bearing liabilities[7]	8	2.06	—	18	2.05	0.1
Total interest-bearing liabilities	83,879	0.49	104.0	48,327	0.84	102.3
Non-interest-bearing liabilities	761	—	—	821	—	—
Total liabilities	84,640	0.49	104.0	49,148	0.83	102.3
Capital	3,920	—	—	2,901	—	—
Total liabilities and capital	$88,560	0.47%	$104.0	$52,049	0.78%	$102.3
Net interest income and spread[8]		0.27%	$64.0		0.34%	$50.7
Net interest margin[9]		0.28%			0.39%
Average interest-earning assets to interest-bearing liabilities		104.75%			106.66%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4	Other investments primarily include other U.S. obligations, GSE obligations, state or local housing agency obligations, and taxable municipal bonds.

5	Advance interest income includes prepayment fee income of $(0.4) million and $1.3 million for the three months ended September 30, 2014 and 2013.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists of mandatorily redeemable capital stock and borrowings from other FHLBanks.

8	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Nine Months Ended September 30,
	2014			2013
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$339	0.07%	$0.2	$343	0.13%	$0.3
Securities purchased under agreements to resell	7,915	0.05	2.9	4,011	0.09	2.9
Federal funds sold	2,903	0.07	1.5	1,250	0.10	0.9
Short-term investments	1	0.12	—	4	0.10	—
Mortgage-backed securities[2,3]	9,425	1.23	86.4	6,856	1.59	81.4
Other investments[2,3,4]	2,389	2.63	47.0	2,079	3.18	49.4
Advances[3,5]	49,086	0.46	169.5	27,652	0.70	144.8
Mortgage loans[6]	6,502	3.79	184.2	6,759	3.78	190.9
Total interest-earning assets	78,560	0.84	491.7	48,954	1.29	470.6
Non-interest-earning assets	670	—	—	514	—	—
Total assets	$79,230	0.83%	$491.7	$49,468	1.27%	$470.6
Interest-bearing liabilities
Deposits	$558	0.01%	$0.1	$792	0.02%	$0.1
Consolidated obligations
Discount notes	50,733	0.08	31.7	8,419	0.10	6.1
Bonds[3]	23,407	1.62	283.1	36,408	1.14	309.5
Other interest-bearing liabilities[7]	10	1.84	0.1	14	2.27	0.2
Total interest-bearing liabilities	74,708	0.56	315.0	45,633	0.93	315.9
Non-interest-bearing liabilities	873	—	—	1,001	—	—
Total liabilities	75,581	0.56	315.0	46,634	0.91	315.9
Capital	3,649	—	—	2,834	—	—
Total liabilities and capital	$79,230	0.53%	$315.0	$49,468	0.85%	$315.9
Net interest income and spread[8]		0.28%	$176.7		0.36%	$154.7
Net interest margin[9]		0.30%			0.42%
Average interest-earning assets to interest-bearing liabilities		105.16%			107.28%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4	Other investments primarily include other U.S. obligations, GSE obligations, state or local housing agency obligations, and taxable municipal bonds.

5	Advance interest income includes prepayment fee income of $3.0 million and $4.4 million for the nine months ended September 30, 2014 and 2013.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists of mandatorily redeemable capital stock and borrowings from other FHLBanks.

8	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended			Nine Months Ended
	September 30, 2014 vs. September 30, 2013			September 30, 2014 vs. September 30, 2013
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$0.1	$—	$0.1	$—	$(0.1)	$(0.1)
Securities purchased under agreements to resell	0.8	0.1	0.9	1.6	(1.6)	—
Federal funds sold	0.5	—	0.5	0.9	(0.3)	0.6
Mortgage-backed securities	10.1	(1.1)	9.0	26.1	(21.1)	5.0
Other investments	3.2	(8.7)	(5.5)	6.8	(9.2)	(2.4)
Advances	27.7	(16.3)	11.4	86.0	(61.3)	24.7
Mortgage loans	(1.4)	—	(1.4)	(7.2)	0.5	(6.7)
Total interest income	41.0	(26.0)	15.0	114.2	(93.1)	21.1
Interest expense
Deposits	—	0.1	0.1	—	—	—
Consolidated obligations
Discount notes	9.5	0.4	9.9	27.0	(1.4)	25.6
Bonds	(49.9)	41.7	(8.2)	(132.1)	105.7	(26.4)
Other interest-bearing liabilities	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Total interest expense	(40.5)	42.2	1.7	(105.2)	104.3	(0.9)
Net interest income	$81.5	$(68.2)	$13.3	$219.4	$(197.4)	$22.0

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. For the three and nine months ended September 30, 2014, our net interest spread was 0.27 percent and 0.28 percent compared to 0.34 percent and 0.36 percent during the same periods in 2013. Our net interest spread was primarily impacted by lower yields on advances and investments, partially offset by improved yields on our consolidated obligations. The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances (including prepayment fees on advances, net) increased 24 and 17 percent during the three and nine months ended September 30, 2014 when compared to the same periods in 2013 due primarily to higher average volumes, partially offset by the low interest rate environment. Average advance volumes increased due primarily to borrowings from larger depository institution members.

Investments

Interest income on investments increased 11 and two percent during the three and nine months ended September 30, 2014 when compared to the same periods in 2013 due primarily to higher average volumes of MBS, partially offset by the low interest rate environment. Average MBS volumes increased due to the purchase of GSE MBS and other U.S. obligation MBS during the year.

Mortgage Loans

Interest income on mortgage loans decreased two and four percent during the three and nine months ended September 30, 2014 when compared to the same periods in 2013. The decrease was due to lower average mortgage loan volumes. Average mortgage loan volumes declined due to principal paydowns exceeding mortgage loan purchases.

Discount Notes

Interest expense on discount notes increased 407 and 419 percent during the three and nine months ended September 30, 2014 when compared to the same periods in 2013 due to higher average volumes. Discount notes were utilized to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

Bonds

Interest expense on bonds decreased eight and nine percent during the three and nine months ended September 30, 2014 when compared to the same periods in 2013 due to lower average bond volumes. Average bond volumes declined due to our increased utilization of discount notes to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

Reversal for Credit Losses on Mortgage Loans

During the three and nine months ended September 30, 2014, we recorded reversals for credit losses on our mortgage loans of $1.4 million and $1.7 million due to a reduction in loan delinquencies and improvements in housing market forecasts. During the three and nine months ended September 30, 2013, we did not record a provision or reversal for credit losses on our mortgage loans.

Other (Loss) Income

The following table summarizes the components of other (loss) income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Other-than-temporary impairment losses	$—	$(1.3)	$—	$(1.3)
Net gains (losses) on trading securities	0.7	(7.8)	47.2	(87.1)
Net gains from sale of available-for-sale securities	—	1.1	0.8	3.0
Net gains from sale of held-to-maturity securities	6.4	—	8.9	—
Net gains on consolidated obligations held at fair value	—	—	—	1.0
Net (losses) gains on derivatives and hedging activities	(16.8)	2.3	(78.8)	72.3
Net losses on extinguishment of debt	(10.0)	—	(12.7)	(25.7)
Other, net	1.6	2.3	5.3	7.0
Total other loss	$(18.1)	$(3.4)	$(29.3)	$(30.8)

Other (loss) income can be volatile from period to period depending on the type of financial activity recorded. During the three and nine months ended September 30, 2014, other (loss) income was primarily impacted by losses on derivatives and hedging activities, gains on investment securities, and losses on the extinguishment of debt.

We use derivatives to manage interest rate risk, including mortgage prepayment risk. During the three and nine months ended September 30, 2014 and 2013, gains and losses on our derivatives and hedging activities were primarily attributable to the impact of changes in interest rates on fair value hedge relationships and on interest rate swaps that we utilize to economically hedge our trading securities portfolio as discussed below. We recorded losses on fair value hedge relationships of $12.1 million and $30.8 million during the three and nine months ended September 30, 2014 through other (loss) income compared to gains of $1.9 million and $8.3 million during the same periods in 2013. In addition, we recorded losses on interest rate swaps that we utilize to economically hedge our trading securities portfolios of $4.7 million and $60.2 million during the three and nine months ended September 30, 2014 through other (loss) income compared to losses of $1.4 million and gains of $61.2 million during the same periods in 2013. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Trading securities are recorded at fair value with changes in fair value reflected through other (loss) income. During the three and nine months ended September 30, 2014, we recorded gains on trading securities of $0.7 million and $47.2 million compared to losses of $7.8 million and $87.1 million during the same periods in 2013. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities which are generally offset by the changes in fair value on derivatives and hedging activities, as discussed above. In addition, during the three and nine months ended September 30, 2014, we sold HTM and AFS securities and realized gains of $6.4 million and $9.7 million. We sold AFS securities during the three and nine months ended September 30, 2013, and realized gains of $1.1 million and $3.0 million.

We extinguish higher-costing debt from time to time in an effort to better match our projected asset cash flows and to reduce our future interest costs. During the three and nine months ended September 30, 2014, we extinguished bonds with a total par value of $91.3 million and $115.0 million and recognized losses of $10.0 million and $12.7 million through other (loss) income. We did not extinguish any debt during the three months ended September 30, 2013. During the nine months ended September 30, 2013, we extinguished bonds with a total par value of $162.1 million and recognized losses of $25.7 million.

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended September 30, 2014
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(6.9)	$—	$(0.5)	$5.1	$(2.3)
Net interest settlements	(41.0)	(30.2)	—	18.8	(52.4)
Total impact to net interest income	(47.9)	(30.2)	(0.5)	23.9	(54.7)
Other (loss) income:
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	0.4	(14.6)	—	2.1	(12.1)
Losses on economic hedges	—	(4.7)	—	—	(4.7)
Total net gains (losses) gains on derivatives and hedging activities	0.4	(19.3)	—	2.1	(16.8)
Net gains on trading securities[2]	—	0.7	—	—	0.7
Net amortization/accretion[3]	—	—	—	(0.8)	(0.8)
Total impact to other (loss) income	0.4	(18.6)	—	1.3	(16.9)
Total net effect of hedging activities[4]	$(47.5)	$(48.8)	$(0.5)	$25.2	$(71.6)

	For the Three Months Ended September 30, 2013
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(4.8)	$—	$(0.9)	$10.9	$5.2
Net interest settlements	(39.5)	(12.4)	—	14.4	(37.5)
Total impact to net interest income	(44.3)	(12.4)	(0.9)	25.3	(32.3)
Other (loss) income:
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	0.5	0.3	—	1.1	1.9
(Losses) gains on economic hedges	—	(1.4)	0.2	1.6	0.4
Total net gains (losses) on derivatives and hedging activities	0.5	(1.1)	0.2	2.7	2.3
Net losses on trading securities[2]	—	(7.8)	—	—	(7.8)
Net amortization/accretion[3]	—	2.8	—	—	2.8
Total impact to other (loss) income	0.5	(6.1)	0.2	2.7	(2.7)
Total net effect of hedging activities[4]	$(43.8)	$(18.5)	$(0.7)	$28.0	$(35.0)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships included in net interest income.

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Nine Months Ended September 30, 2014
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Balance Sheet	Total
Net interest income:
Net amortization/accretion[1]	$(24.6)	$—	$(1.3)	$18.9	$—	$(7.0)
Net interest settlements	(121.9)	(83.6)	—	45.7	—	(159.8)
Total impact to net interest income	(146.5)	(83.6)	(1.3)	64.6	—	(166.8)
Other (loss) income:
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	1.3	(35.1)	—	3.0	—	(30.8)
(Losses) gains on economic hedges	(0.1)	(60.2)	(0.2)	12.5	—	(48.0)
Total net gains (losses) on derivatives and hedging activities	1.2	(95.3)	(0.2)	15.5	—	(78.8)
Net gains on trading securities[2]	—	47.2	—	—	—	47.2
Net amortization/accretion[3]	—	—	—	(0.4)	—	(0.4)
Total impact to other (loss) income	1.2	(48.1)	(0.2)	15.1	—	(32.0)
Total net effect of hedging activities[4]	$(145.3)	$(131.7)	$(1.5)	$79.7	$—	$(198.8)

	For the Nine Months Ended September 30, 2013
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Balance Sheet [5]	Total
Net interest income:
Net amortization/accretion[1]	$(26.7)	$—	$(3.3)	$37.8	$—	$7.8
Net interest settlements	(122.2)	(23.9)	—	48.0	—	(98.1)
Total impact to net interest income	(148.9)	(23.9)	(3.3)	85.8	—	(90.3)
Other (loss) income:
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	2.2	4.4	—	1.7	—	8.3
Gains (losses) on economic hedges	—	61.2	0.3	(1.5)	4.0	64.0
Total net gains (losses) on derivatives and hedging activities	2.2	65.6	0.3	0.2	4.0	72.3
Net losses on trading securities[2]	—	(87.1)	—	—	—	(87.1)
Net gains on consolidated obligations held at fair value	—	—	—	1.0	—	1.0
Net amortization/accretion[3]	—	2.8	—	(1.2)	—	1.6
Total impact to other (loss) income	2.2	(18.7)	0.3	—	4.0	(12.2)
Total net effect of hedging activities[4]	$(146.7)	$(42.6)	$(3.0)	$85.8	$4.0	$(102.5)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships included in net interest income.

2
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3
Represents the amortization/accretion of fair value hedging adjustments on closed bond hedge relationships included in other (loss) income as a result of debt extinguishments and closed investment hedge relationships included in other (loss) income as a result of investments sales.

4	The hedging activity tables do not include the interest component on the related hedged items or the gross advance prepayment fee income on terminated advance hedge relationships.

5	Represents net gains on interest rate caps. We did not hold any interest rate caps during 2014.

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities and the maturity, call, or prepayment of assets or liabilities previously in hedge relationships. Amortization/accretion on advances, mortgage loans, and consolidated obligation bonds during the three and nine months ended September 30, 2014 and 2013 resulted primarily from the normal amortization of existing fair value hedging adjustments.

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

We use the LIBOR swap curve to discount cash flows on all hedged assets or liabilities in fair value hedging relationships where the hedged risk is changes in fair value attributable to changes in the designated benchmark interest rate, LIBOR. We utilize the Overnight Index Swap (OIS) curve to discount cash flows on derivatives in fair value hedging relationships. During 2014, a divergence between the LIBOR and OIS curves occurred. Due to this divergence and an increase in the volume of  AFS investment hedge relationships, we experienced additional hedge ineffectiveness. As we expect to hold these instruments to maturity, we anticipate that these losses will reverse over the remaining life of the hedge relationship.

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

The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Gains (losses) on interest rate swaps	$0.9	$4.2	$(43.3)	$77.8
Interest settlements	(5.6)	(5.6)	(16.9)	(16.6)
Net (losses) gains on investment derivatives	(4.7)	(1.4)	(60.2)	61.2
Net gains (losses) on related trading securities	0.7	(7.8)	47.2	(87.1)
Net losses on investment hedge relationships	$(4.0)	$(9.2)	$(13.0)	$(25.9)

Consolidated Obligations

Derivatives used to hedge consolidated obligations in a fair value hedge relationship that fail retrospective hedge effectiveness testing are considered to be ineffective and are required to be accounted for as economic derivatives. We may also utilize interest rate swaps to economically hedge against changes in fair value on consolidated obligations elected under the fair value option. Gains and losses on these economic derivatives are primarily due to changes in interest rates. At September 30, 2014, we did not hold any interest rate swaps in ineffective fair value hedge relationships. In addition, all bonds previously elected under the fair value option and the related interest rate swaps had matured.

The following table summarizes gains and losses on these economic derivatives as well as the related consolidated obligations elected under the fair value option (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Losses on interest rate swaps	$—	$—	$—	$(1.4)
Gains (losses) on interest rate swaps in ineffective fair value hedge relationships	—	0.9	10.3	(5.5)
Interest settlements	—	0.7	2.2	5.4
Net gains (losses) on consolidated obligation derivatives	—	1.6	12.5	(1.5)
Net gains on related consolidated obligations elected under the fair value option	—	—	—	1.0
Net gains (losses) on consolidated obligation hedge relationships	$—	$1.6	$12.5	$(0.5)

Statements of Condition

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

Financial Highlights

Our total assets increased to $98.4 billion at September 30, 2014 from $73.0 billion at December 31, 2013. Our total liabilities increased to $94.1 billion at September 30, 2014 from $69.5 billion at December 31, 2013. Total capital increased to $4.3 billion at September 30, 2014 from $3.5 billion at December 31, 2013. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash

At September 30, 2014, our total cash balance was $9.5 billion compared to $0.4 billion at December 31, 2013. The increase was primarily due to limited opportunities to reinvest funds from short-term investments that matured before the end of the third quarter.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	September 30, 2014	December 31, 2013
Commercial banks	$44,671	$28,237
Thrifts	1,724	1,249
Credit unions	939	686
Insurance companies	16,601	15,136
Total member advances	63,935	45,308
Housing associates	46	8
Non-member borrowers	39	44
Total par value	$64,020	$45,360

Our total advance par value increased $18.7 billion or 41 percent at September 30, 2014 when compared to December 31, 2013. The increase was due to borrowings from a wide range of members, primarily driven by advances to large depository institution members.

The following table summarizes our advances by product type (dollars in millions):

	September 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Variable rate	$43,825	68.5	$27,906	61.5
Fixed rate	19,732	30.8	17,054	37.6
Amortizing	463	0.7	400	0.9
Total par value	64,020	100.0	45,360	100.0
Discounts	(7)		(8)
Fair value hedging adjustments	207		298
Total advances	$64,220		$45,650

Fair value hedging adjustments decreased $90.6 million or 30 percent at September 30, 2014 when compared to December 31, 2013. The decrease was primarily due to a decrease in cumulative fair value adjustments on advances in hedge relationships resulting from changes in interest rates.

At September 30, 2014 and December 31, 2013, advances outstanding to our five largest member borrowers totaled $41.7 billion and $26.7 billion, representing 65 and 59 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at September 30, 2014 (dollars in millions):

	Amount	% of Total
Wells Fargo Bank, N.A.	$34,000	53.1
Transamerica Life Insurance Company [1]	2,350	3.7
HICA Education Loan Corporation	2,125	3.3
Principal Life Insurance Company	1,750	2.7
TH Insurance Holdings Company LLC	1,500	2.3
Total par value	$41,725	65.1

1	Excludes $400.0 million of outstanding advances with Transamerica Premier Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

We manage our credit exposure to advances through an approach that provides for an established credit limit for each borrower, ongoing reviews of each borrower's financial condition, and detailed collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our borrowers in accordance with the Federal Home Loan Bank Act of 1932 (FHLBank Act), Federal Housing Finance Agency (Finance Agency) regulations, and other applicable laws.

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of September 30, 2014 and December 31, 2013. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	September 30, 2014	December 31, 2013
Fixed rate conventional loans	$5,884	$5,945
Fixed rate government-insured loans	567	547
Total unpaid principal balance	6,451	6,492
Premiums	82	81
Discounts	(13)	(16)
Basis adjustments from mortgage loan commitments	10	8
Total mortgage loans held for portfolio	6,530	6,565
Allowance for credit losses	(6)	(8)
Total mortgage loans held for portfolio, net	$6,524	$6,557

Our mortgage loans remained relatively stable at September 30, 2014 when compared to December 31, 2013. The slight decrease was primarily due to principal paydowns exceeding mortgage loan purchases. Throughout the nine months ended September 30, 2014, we purchased mortgage loans with a total unpaid principal balance of $625.9 million from our participating financial institutions (PFIs) and received principal paydowns of $657.8 million. Mortgage purchase activity and paydowns generally increased during 2014 due primarily to a decline in interest rates.

Our allowance for credit losses declined $2.4 million or 30 percent at September 30, 2014 when compared to December 31, 2013 due to a reversal for credit losses on our mortgage loans of $1.7 million and charge-offs of $0.7 million during the year. The reversal was due to a reduction in loan delinquencies and improvements in housing market forecasts. During the three and nine months ended September 30, 2013, we did not record a provision or reversal for credit losses on our mortgage loans. For additional discussion on our mortgage loan credit risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	September 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	2,060	11.5	8,200	40.7
Federal funds sold	2,635	14.7	1,200	6.0
Total short-term investments	4,696	26.2	9,401	46.7
Long-term investments[2]
Interest-bearing deposits	1	—	1	—
Mortgage-backed securities
GSE residential	9,455	52.7	8,132	40.4
Other U.S. obligations residential	1,378	7.7	5	—
Other U.S. obligations commercial	1	—	2	—
Private-label residential	26	0.1	30	0.2
Total mortgage-backed securities	10,860	60.5	8,169	40.6
Non-mortgage-backed securities
Other U.S. obligations	427	2.4	448	2.2
GSE obligations	1,420	7.9	1,489	7.4
State or local housing agency obligations	89	0.5	95	0.5
Other	455	2.5	528	2.6
Total non-mortgage-backed securities	2,391	13.3	2,560	12.7
Total long-term investments	13,252	73.8	10,730	53.3
Total investments	$17,948	100.0	$20,131	100.0

1	Short-term investments have original maturities of less than one year.

2	Long-term investments have original maturities of greater than one year.

Our investments decreased $2.2 billion or 11 percent at September 30, 2014 when compared to December 31, 2013. The decrease was primarily due to a reduction in short-term investments as there were limited opportunities to reinvest maturities which occurred before the end of the third quarter. This was partially offset by the purchase of GSE and other U.S. obligation MBS during the year. At September 30, 2014, we had GSE MBS purchases with a total par value of $0.2 billion that had traded but not yet settled. These investments have been recorded as "available-for-sale securities" in our Statements of Condition with a corresponding payable recorded in "other liabilities".

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

Refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at September 30, 2014. As a result of our analysis, we determined that all gross unrealized losses on our investment portfolio are temporary. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we did not consider any of these securities to be other-than-temporarily impaired at September 30, 2014.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At September 30, 2014 and December 31, 2013, the par value of consolidated obligations for which we are primarily liable totaled $93.2 billion and $68.3 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	September 30, 2014	December 31, 2013
Par value	$62,810	$38,144
Discounts	(7)	(7)
Total	$62,803	$38,137

Our discount notes increased $24.7 billion or 65 percent at September 30, 2014 when compared to December 31, 2013. The increase was primarily due to our increased utilization of shorter-term discount notes to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

For additional information on our discount notes, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

BONDS

The following table summarizes information on our bonds (dollars in millions):

	September 30, 2014	December 31, 2013
Total par value	$30,395	$30,205
Premiums	20	22
Discounts	(19)	(18)
Fair value hedging adjustments	(9)	(14)
Total bonds	$30,387	$30,195

Our bonds remained relatively stable at September 30, 2014 when compared to December 31, 2013. During 2014, we utilized consolidated obligation bonds as well as shorter-term discount notes to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

Fair value hedging adjustments changed $4.9 million or 35 percent at September 30, 2014 when compared to December 31, 2013. The change was primarily due to an increase in cumulative fair value adjustments on bonds in hedge relationships resulting from changes in interest rates.

Deposits

Deposit levels will vary based on member alternatives for short-term investments. Our deposits decreased $0.2 billion or 33 percent at September 30, 2014 when compared to December 31, 2013 due to a decrease in demand and overnight deposits.

Capital

The following table summarizes information on our capital (dollars in millions):

	September 30, 2014	December 31, 2013
Capital stock	$3,456	$2,692
Retained earnings	712	678
Accumulated other comprehensive income	152	87
Total capital	$4,320	$3,457

Our capital increased $0.9 billion or 25 percent at September 30, 2014 when compared to December 31, 2013. The increase was due to increased capital stock, accumulated other comprehensive income (AOCI), and retained earnings. Capital stock increased primarily due to additional activity-based capital stock held driven by the growth in advances. AOCI increased due to an increase in unrealized gains on AFS securities resulting primarily from changes in interest rates and volumes of MBS securities. Retained earnings increased due to net income earned in excess of dividends paid. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital stock activity.

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

	September 30, 2014	December 31, 2013
Interest rate swaps
Noncallable	$24,321	$28,533
Callable by counterparty	12,361	5,680
Callable by the Bank	37	82
Total interest rate swaps	36,719	34,295
Forward settlement agreements (TBAs)	87	28
Mortgage delivery commitments	91	30
Total notional amount	$36,897	$34,353

The notional amount of our derivative contracts increased $2.5 billion or 7 percent at September 30, 2014 when compared to December 31, 2013. We increased our utilization of swapped consolidated obligation bonds in addition to short-term discount notes, to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At September 30, 2014 and December 31, 2013, the total par value of outstanding consolidated obligations for which we are primarily liable was $93.2 billion and $68.3 billion. At September 30, 2014 and December 31, 2013, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $723.7 billion and $698.5 billion.

During the nine months ended September 30, 2014, proceeds from the issuance of bonds and discount notes were $21.5 billion and $159.1 billion compared to $30.4 billion and $90.9 billion for the same period in 2013. We continued to issue shorter-term discount notes as well as step-up, callable, and term fixed rate consolidated obligation bonds to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of October 31, 2014, our consolidated obligations were rated AA+/A-1+ by Standard and Poor's and Aaa/P-1 by Moody's and both ratings had a stable outlook. For further discussion of how credit rating changes may impact us in the future, refer to “Item 1A. Risk Factors” in our 2013 Form 10-K.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress when consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of October 31, 2014, no purchases had been made by the U.S. Treasury under this authorization.

Uses of Liquidity

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the nine months ended September 30, 2014, payments on consolidated obligations totaled $155.8 billion compared to $103.7 billion for the same period in 2013. A portion of these payments were due to the call and extinguishment of certain higher-costing par value bonds in an effort to better match our projected asset cash flows and reduce our future interest costs. During the nine months ended September 30, 2014 and 2013, we called bonds with a total par value of $2.8 billion and $1.4 billion and extinguished bonds with a total par value of $115.0 million and $162.1 billion.

During the nine months ended September 30, 2014, advance disbursements totaled $85.1 billion compared to $65.9 billion for the same period in 2013. The increase primarily was due to borrowings from a wide range of members, primarily driven by advances to large depository institution members during the year.

During the nine months ended September 30, 2014, investment purchases (excluding overnight investments) totaled $132.4 billion compared to $65.4 billion for the same period in 2013. Investment purchases increased primarily due to the purchase of money market investments, including secured resale agreements, in an effort to manage our liquidity position and counterparty credit risk.

We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

Liquidity Requirements
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At September 30, 2014 and December 31, 2013 and throughout the nine months ended September 30, 2014, we were in compliance with all three of the Finance Agency liquidity requirements.

In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At September 30, 2014 and December 31, 2013 and throughout the nine months ended September 30, 2014, we were in compliance with this liquidity guidance.

CAPITAL

Capital Requirements

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, which includes mandatorily redeemable capital stock and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all capital stock, including mandatorily redeemable capital stock, and retained earnings. It does not include AOCI. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At September 30, 2014 and December 31, 2013, we were in compliance with all three of the Finance Agency's regulatory capital requirements. Refer to "Item 1. Financial Statements — Note 12 — Capital" for additional information.

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
Capital stock owned by members in excess of their capital stock requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At September 30, 2014, we had excess capital stock of $0.1 million. At December 31, 2013, we had no excess capital stock outstanding.
The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	September 30, 2014	December 31, 2013
Commercial banks	$2,296	$1,619
Thrifts	114	96
Credit unions	121	106
Insurance companies	925	871
Total GAAP capital stock	3,456	2,692
Mandatorily redeemable capital stock	8	9
Total regulatory capital stock	$3,464	$2,701

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we will establish an action plan as determined by our Board of Directors to enable us to return to our targeted level of retained earnings within twelve months. At September 30, 2014, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.
The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance our capital position over time. It requires us to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At September 30, 2014 and December 31, 2013, our restricted retained earnings balance totaled $68.9 million and $50.8 million, representing ten and seven percent of total retained earnings. For more information on our JCE Agreement, refer to "Item 1. Business — Retained Earnings" in our 2013 Form 10-K.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Aggregate cash dividends paid	$19.4	$13.1	$56.6	$39.1
Effective combined annualized dividend rate paid on capital stock	2.81%	2.59%	2.80%	2.59%
Annualized dividend rate paid on membership capital stock	0.50%	0.50%	0.50%	0.50%
Annualized dividend rate paid on activity-based capital stock	3.50%	3.50%	3.50%	3.50%
Average three-month LIBOR	0.23%	0.26%	0.23%	0.28%

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, refer to our 2013 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2014.

Bank Developments

Potential Merger

On July 31, 2014, our Bank and the Federal Home Loan Bank of Seattle (Seattle Bank) announced that we had entered into an exclusivity arrangement regarding a potential merger of the two banks. A detailed due diligence process was completed by both banks throughout the third quarter of 2014 for the purpose of weighing the long-term benefits and impact of a potential merger.

On September 25, 2014, the boards of both banks unanimously approved, and the banks executed, a definitive merger agreement. Material details of the merger agreement are included in the Bank's Form 8-K filed with the SEC on September 25, 2014. The closing of the merger is subject to certain closing conditions, including approval by the Finance Agency, as well as ratification by the member-owners of our Bank and the Seattle Bank. A merger application was sent to the Finance Agency for approval on October 31, 2014.

The boards of both banks believe that a merger would combine two complementary organizations with similar cultures, membership characteristics, and solid financial positions. The combined bank would remain a member-owned and member-centric cooperative, deeply focused on helping its members strengthen their institutions to better serve their customers and communities. It would provide funding solutions for more than 1,500 member financial institutions in 13 states and the U.S. Pacific territories. The combined bank is currently expected to be headquartered in Des Moines.

Amended Employment Agreements

On November 10, 2014, the Bank entered into amended employment agreements with the following executive officers: Richard S. Swanson, President and Chief Executive Officer (CEO); Steven T. Schuler, Executive Vice President and Chief Financial Officer (CFO); Dusan Stojanovic, Executive Vice President and Chief Risk Officer; and Daniel D. Clute, Executive Vice President and Chief Business Officer. The primary substantive changes to the agreements were to revise the change in control benefits payable to these executive officers and to revise the agreements’ provisions regarding termination for “Good Reason.” The other changes to the agreements were technical and conforming in nature. The amended employment agreements supersede and replace the employment agreements previously in effect. The foregoing description of the amended employment agreements is qualified in its entirety by reference to the agreements themselves, copies of which are filed as exhibits to this quarterly report and incorporated herein by reference.

Legislative and Regulatory Developments

Joint Final Rule on Credit Risk Retention for Asset-Backed Securities

On October 22, 2014, the Finance Agency and other U.S. federal regulators jointly approved a final rule requiring sponsors of asset-backed securities (ABS) to retain credit risk in those transactions. The final rule largely retains the risk retention framework contained in the proposal issued by the agencies in August 2013 and generally requires sponsors of ABS to retain a minimum 5 percent economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all securitized assets satisfy specified qualifications. The final rule specifies criteria for qualified residential mortgage (QRM), commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The definition of QRM is aligned with the definition of "qualified mortgage" (QM) as provided in Section 129C of the Truth in Lending Act, and its implementing regulations, as adopted by the Consumer Financial Protection Bureau. The QM definition requires, among other things, full documentation and verification of consumers' debt and income and a debt-to-income ratio that does not exceed 43 percent; and restricts the use of certain product features, such as negative amortization and interest-only and balloon payments.

Other exemptions from the credit risk requirement include certain mortgage loans secured by three-to-four unit residential properties that meet the criteria for QM and certain types of community-focused residential mortgages (including extensions of credit made by community development financial institutions). The final rule also includes a provision that requires the agencies to periodically review the definition of QRM, the exemption for certain community-focused residential mortgages, and the exemption for certain three-to four unit residential mortgage loans and consider whether they should be modified.

The final rule exempts agency MBS from the risk retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency and fully guarantees the timely payment of principal and interest on all assets in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk retention requirements. The final rule will be effective one year after publication in the Federal Register for the residential mortgage-backed securitizations and two years after publication for all other securitization types. The Bank is currently assessing the impact of the final rule and has not yet determined the effect, if any, that this rule may have on the Bank's operations.

Federal Home Loan Bank Capital Stock and Capital Plans

The Finance Agency issued on October 8, 2014, a proposed rule that would transfer existing parts 931 and 933 of the Federal Housing Finance Board regulations, which address requirements for FHLBanks’ capital stock and capital plans, to new Part 1277 of the Finance Agency regulations (Capital Proposed Rule). The Capital Proposed Rule would not make any substantive changes to these requirements, but would delete certain provisions that applied only to the one-time conversion of FHLBank stock to the new capital structure required by the Gramm-Leach-Bliley Act. The Capital Proposed Rule would also make certain clarifying changes so that the rules would more precisely reflect long-standing practices and requirements with regard to transactions in FHLBank stock. The Capital Proposed Rule would add appropriate references to ‘‘former members’’ to clarify when former FHLBank members can be required to maintain investment in FHLBank capital stock after withdrawal from the FHLBank. The Bank is currently evaluating the Capital Proposed Rule. Comments on the Capital Proposed Rule are due by December 8, 2014.

Federal Housing Finance Agency Proposed Rule
The Finance Agency issued on September 12, 2014, a proposed rule that would:

•
Impose a new test on all FHLBank members that requires them to maintain at least one percent of their assets in first-lien home mortgage loans, including MBS, on an ongoing basis, with maturities of five years or more to maintain their membership in the FHLBanks. The proposal also suggests the possibility of a two percent or a five percent test as options.

•
Require all insured depository members (other than FDIC-insured depositories with less than $1.1 billion in assets) to maintain, on an ongoing basis, at least 10 percent of their assets in a broader range of residential mortgage loans, including those secured by junior liens and MBS, in order to maintain their membership in the FHLBanks.

•
Eliminate all currently eligible captive insurance companies from FHLBank membership. Current captive insurance company members would have their memberships terminated five years after this rule is finalized; there would be restrictions on the level and maturity of advances that FHLBanks could make to these members during the sunset period; and any new captive insurance members admitted after the date of the proposed rule would have their memberships and advances terminated upon issuance of a final rule.

•
Clarify how an FHLBank should determine the “principal place of business” of an insurance company or community development financial institution for purposes of membership. Current rules define an institution’s “principal place of business” as the state in which it maintains its home office. The proposal would add a second component requiring an institution to conduct business operations from the home office for that state to be considered its principal place of business. The changes would apply prospectively.

Comments on the proposed rule are due by January 12, 2015. The Bank is currently evaluating the proposed rule. Refer to "Item 1A. Risk Factors" for a discussion of the potential impact of the proposed rule on the Bank.

Basel Committee on Bank Supervision - Liquidity Coverage Ratio

On September 3, 2014, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (Banking Agencies) finalized the liquidity coverage ratio (LCR) rule, applicable to: (i) U.S. banking organizations with $250 billion or more in consolidated total assets or $10 billion or more in total on-balance sheet foreign exposure, and their consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets; and (ii) certain other U.S. bank or savings and loan holding companies having at least $50 billion in total consolidated assets. The LCR rule requires such covered companies to maintain a stock of “high quality liquid assets” (HQLA) that is no less than 100 percent of their total net cash outflows over a prospective 30-day stress period. Among other things, the final rule defines the various categories of HQLA, called Levels 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category.

Under the final rule, collateral pledged to the FHLBanks but not securing existing borrowings may be considered eligible HQLA to the extent the collateral itself qualifies as eligible HQLA; qualifying FHLBank System consolidated obligations are categorized as Level 2A HQLAs; and the amount of a covered company’s funding that is assumed to run off includes 25 percent of FHLBank advances maturing within 30 days, to the extent such advances are not secured by level 1 or level 2A HQLA, where 0 percent and 15 percent run-off assumptions apply, respectively.  At this time, the impact of the final rule is uncertain. The final rule requires that all covered companies be fully compliant by January 1, 2017.

Margin and Capital Requirements for Covered Swap Entities

On September 3, 2014, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the Finance Agency (collectively, the Agencies), jointly proposed a rule to establish minimum margin collection requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (collectively, Swap Entities) that are subject to the jurisdiction of one of the Agencies (the Proposed Rule). In addition, the Proposed Rule affords the Agencies discretion to subject other persons to the Proposed Rule’s requirements (such persons, together with Swap Entities, Covered Swap Entities). Comments on the Proposed Rule are due by November 24, 2014.

In addition, on September 17, 2014, the Commodity Futures Trading Commission (CFTC) adopted its version of the Proposed Rule (CFTC Proposed Rule) that generally mirrors the Proposed Rule. The CFTC Proposed Rule will only apply to a limited number of registered swap dealers and major swap participants that are not subject to the jurisdiction of one of the Agencies. Comments on the CFTC Proposed Rule are due by December 2, 2014.
The Proposed Rule would subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities, and between Covered Swap Entities and financial end users that have material swaps exposure to a mandatory two-way initial margin requirement. The amount of initial margin required to be posted would be either the amount calculated using a standardized schedule set forth in the Proposed Rule, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model conforming to the requirements of the Proposed Rule that is approved by the applicable Agency. The Proposed Rule specifies the types of collateral that may be posted as initial margin (generally, cash, government securities, liquid debt, equity securities and gold); and sets forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and may not be rehypothecated.
The Proposed Rule would require variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and between Covered Swap Entities and all financial end users (without regard to the swaps exposure of the particular financial end-user). The variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously paid or collected. Variation margin may only be paid in cash, is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.
Under the Proposed Rule, the variation margin requirement would become effective on December 1, 2015 and the initial margin requirement would be phased in over a four-year period commencing on that date. For entities that have less than a $1 trillion notional amount of non-cleared derivatives, the Proposed Rule’s initial margin requirement would not come into effect until December 1, 2019.
The Bank would not be a Covered Swap Entity under the Proposed Rule, although the Finance Agency has discretion to designate the Bank a Covered Swap Entity. Rather, the Bank would be a financial end-user under the Proposed Rule, and it would likely have material swaps exposure upon the effective date of the Proposed Rule’s initial margin requirement.

Since the Bank is currently posting and collecting variation margin on its non-cleared swaps, it is not anticipated that the Proposed Rule’s variation margin requirement, if adopted, would have a material impact on the Bank’s costs. However, if the Proposed Rule’s initial margin requirement is adopted, it is anticipated that the Bank’s cost of engaging in non-cleared swaps would increase.
Money Market Mutual Fund Reform

On June 19, 2013, the SEC proposed two alternatives for amending rules that govern money market mutual funds under the Investment Company Act of 1940. On July 23, 2014, the SEC approved final rule amendments that, among other things, will:

•
Require institutional prime money market funds (including institutional municipal money market funds) to sell and redeem shares based on their floating net asset value, which would result in the daily share prices of the money market funds fluctuating along with changes in the market-based value of the funds’ investments;

•	Allow money market fund boards of directors to directly address a run on a fund by imposing liquidity fees or suspending redemptions temporarily; and

•	Include enhanced diversification, disclosure and stress testing requirements as well as provide updated reporting by money market funds and private funds that operate like money market funds.

The rule amendments do not change the existing regulatory treatment of FHLBanks’ consolidated obligations as liquid assets. FHLBank consolidated discount notes continue to be included in the definition of “daily liquid assets,” and the definition of “weekly liquid assets” continues to include FHLBank consolidated discount notes with a remaining maturity up to 60 days. At this time, the future impact of these regulations on demand for FHLBank consolidated obligations is unknown.

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

MARKET RISK

We define market risk as the risk that MVCS or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during the nine months ended September 30, 2014 and 2013. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets and liabilities, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements.

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

We monitor and manage to the MVCS policy limits to ensure the stability of the Bank's value. As of September 30, 2014, the policy limits for MVCS are 2.2 percent, 5 percent, and 12 percent declines from the base case in the up and down 50, 100, and 200 basis point parallel interest rate shift scenarios and 2.5 percent, 5.5 percent, and 13 percent declines from the base case in the up and down 50, 100, and 200 basis point non-parallel interest rate shift scenarios. Any breach of policy limits requires an immediate action to bring the exposure back within policy limits, as well as a report to the Board of Directors.

During the first quarter of 2008, due to the low interest rate environment, our Board of Directors suspended indefinitely the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario. In October 2012, our Board of Directors amended the suspension by approving a rule for compliance to the down 200 basis point scenario that reinstates/suspends the associated policy limit when the 10-year swap rate increases above/drops below the 2.50 percent and remains so for five consecutive days. At September 30, 2014 and December 31, 2013, the 10-year swap rate was above 2.50 percent and therefore the associated policy limit was applicable.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at September 30, 2014 and December 31, 2013:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September	$116.0	$120.8	$122.7	$122.7	$122.6	$121.9	$119.2
December	$114.8	$120.1	$121.5	$121.2	$120.3	$119.1	$115.8

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September	(5.5)%	(1.6)%	—%	—%	—%	(0.7)%	(2.9)%
December	(5.3)%	(0.9)%	0.3%	—%	(0.7)%	(1.7)%	(4.4)%

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at September 30, 2014 and December 31, 2013:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September	$121.2	$122.6	$122.9	$122.7	$122.8	$121.9	$118.7
December	$122.0	$122.7	$122.3	$121.2	$120.0	$117.7	$115.8

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September	(1.2)%	(0.1)%	0.2%	—%	0.1%	(0.6)%	(3.3)%
December	0.7%	1.2%	0.9%	—%	(1.0)%	(2.9)%	(4.4)%

The increase in our base case MVCS at September 30, 2014 when compared to December 31, 2013 was primarily attributable to the following factors:

•
Option-adjusted spread: The spread between mortgage interest rates and LIBOR, adjusted for the mortgage prepayment option, decreased at September 30, 2014 when compared to December 31, 2013. This had a positive impact on MVCS as it increased the value of mortgage-related assets.

•
Adjusted net income earned, net of dividend. During the first nine months of 2014, our adjusted net income earned, net of dividend, increased our market value of equity, thereby increasing MVCS. For additional information on our adjusted net income measure, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings."

The increase in our base case MVCS at September 30, 2014 was partially offset by an increase in activity-based capital stock driven by higher advance growth and decreased funding costs relative to the LIBOR swap curve. During the first nine months of 2014, our advance activity with members increased, and therefore our activity-based capital stock balances increased. As we issued this activity-based capital stock at par, which is below our current MVCS level, our MVCS was negatively impacted. In addition, our funding costs relative to the LIBOR swap curve decreased in the first nine months of 2014, thereby increasing the present value of our liabilities that fund mortgage assets and decreasing MVCS.

Projected Income Sensitivity

We monitor projected 24-month income sensitivity to limit short-term earnings volatility of the Bank. The projected 24-month income simulation policy limit is based on forward interest rates and business assumptions. The income sensitivity policy limit specifies a floor on our projected earned dividend for each shock scenario. Our earned dividend is computed as an annualized ratio of projected net income to average projected capital stock over the projection horizon. We were in compliance with the projected 24-month income simulation policy limit at September 30, 2014 and December 31, 2013.

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

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at September 30, 2014 and December 31, 2013:

Economic Value of Capital Stock (dollars per share)
September	$128.1
December	$123.5

The increase in our EVCS at September 30, 2014 when compared to December 31, 2013 was primarily attributable to the following factors:

•
Decreased funding costs relative to the LIBOR swap curve. Our funding costs relative to the LIBOR swap curve decreased at September 30, 2014 when compared to December 31, 2013. This had a positive impact on EVCS mainly through its impact on the value of mortgage-related assets and their associated funding.

•
Slope of yield curves. The slope of the yield curves used to discount cash flows flattened at September 30, 2014 when compared to December 31, 2013. This had a positive impact on EVCS as the flattening of the yield curves increased the value of long-term mortgage-related assets and reduced the value of short-term funding.

The increase in our base case EVCS at September 30, 2014 was partially offset by an increase in activity-based capital stock driven by higher advance growth. During the first nine months of 2014, our advance activity with members increased, and therefore our activity-based capital stock balances increased. As we issued this activity-based capital stock at par, which is below our current EVCS level, our EVCS was negatively impacted.

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

At September 30, 2014 and December 31, 2013, borrowers pledged $168.0 billion and $140.1 billion of collateral (net of applicable discounts) to support activity with us, including advances. At September 30, 2014 and December 31, 2013, our advance balances were $64.2 billion and $45.7 billion. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on our credit products as of September 30, 2014 and December 31, 2013. Accordingly, we have not recorded any allowance for credit losses on our credit products.

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

The following table presents the unpaid principal balance of our MPF portfolio by product type (dollars in millions):

Product Type	September 30, 2014	December 31, 2013
Original MPF	$850	$842
MPF 100	30	35
MPF 125	3,792	3,629
MPF Plus	1,212	1,439
MPF Government	567	547
Total unpaid principal balance	$6,451	$6,492

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

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage portfolio. During the three and nine months ended September 30, 2014, we recorded reversals for credit losses on our mortgage loans of $1.4 million and $1.7 million due to a reduction in loan delinquencies and improvements in housing market forecasts. For the three and nine months ended September 30, 2013, we did not record a provision or reversal for credit losses on our mortgage loans. Refer to “Item 1. Financial Statements — Note 9 — Allowance for Credit Losses” for additional information on our allowance for credit losses.

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance, beginning of period	$7.2	$14.7	$8.0	$15.8
Charge-offs	(0.2)	(0.5)	(0.7)	(1.6)
Reversal for credit losses on mortgage loans	(1.4)	—	(1.7)	—
Balance, end of period	$5.6	$14.2	$5.6	$14.2

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

We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, as of September 30, 2014.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from one to 15 percent based on the counterparty's credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of two to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. At September 30, 2014, we were in compliance with the regulatory limits established for unsecured credit.

Our unsecured credit exposure may consist of the following overnight investment types:

•	Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions.

•	Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.

At September 30, 2014, our unsecured investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at September 30, 2014 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1]
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$—	$—	$485	$485
U.S. branches and agency offices of foreign commercial banks
Australia	300	—	—	300
Canada	—	650	—	650
Finland	300	—	—	300
Germany	—	300	—	300
Netherlands	300	—	—	300
Norway	—	300	—	300
Total U.S. branches and agency offices of foreign commercial banks	900	1,250	—	2,150
Total unsecured investment exposure	$900	$1,250	$485	$2,635

1	Represents the lowest credit rating available for each investment based on an NRSRO.

INVESTMENT RATINGS

The following table summarizes the carrying value of our investments by credit rating at September 30, 2014 (dollars in millions):

	September 30, 2014
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$—	$2
Securities purchased under agreements to resell	—	700	—	—	—	1,360	2,060
Federal funds sold	—	900	1,250	485	—	—	2,635
Investment securities:
Mortgage-backed securities
GSE residential	—	9,455	—	—	—	—	9,455
Other U.S. obligations residential	—	1,378	—	—	—	—	1,378
Other U.S. obligations commercial	—	1	—	—	—	—	1
Private-label residential	—	—	9	14	3	—	26
Total mortgage-backed securities	—	10,834	9	14	3	—	10,860
Non-mortgage-backed securities
Other U.S. obligations	—	427	—	—	—	—	427
GSE obligations	—	1,420	—	—	—	—	1,420
State or local housing agency obligations	23	66	—	—	—	—	89
Other	352	103	—	—	—	—	455
Total non-mortgage-backed securities	375	2,016	—	—	—	—	2,391
Total investments[3]	$375	$14,452	$1,259	$499	$3	$1,360	$17,948

1	Represents the lowest credit rating available for each investment based on an NRSRO.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	At September 30, 2014, 15 percent of our total investments were unsecured.

The following table summarizes the carrying value of our investments by credit rating at December 31, 2013 (dollars in millions):

	December 31, 2013
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$—	$2
Securities purchased under agreements to resell	—	3,700	3,300	—	—	1,200	8,200
Federal funds sold	—	—	900	300	—	—	1,200
Investment securities:
Mortgage-backed securities
GSE residential	—	8,132	—	—	—	—	8,132
Other U.S. obligations residential	—	5	—	—	—	—	5
Other U.S. obligations commercial	—	2	—	—	—	—	2
Private-label residential	—	—	10	17	3	—	30
Total mortgage-backed securities	—	8,139	10	17	3	—	8,169
Non-mortgage-backed securities
Other U.S. obligations	—	448	—	—	—	—	448
GSE obligations	—	1,489	—	—	—	—	1,489
State or local housing agency obligations	23	72	—	—	—	—	95
Other[3]	331	196	—	—	—	1	528
Total non-mortgage-backed securities	354	2,205	—	—	—	1	2,560
Total investments[4]	$354	$14,046	$4,210	$317	$3	$1,201	$20,131

1	Represents the lowest credit rating available for each investment based on an NRSRO.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Other "unrated" investment represents an equity investment in a SBIC.

4	At December 31, 2013, six percent of our total investments were unsecured.

Our total investments decreased at September 30, 2014 when compared to December 31, 2013. The decrease was primarily due to a reduction in short-term investments as there were limited opportunities to reinvest maturities which occurred before the end of the third quarter. This was partially offset by the purchase of GSE and other U.S. obligation MBS during the year.

MORTGAGE-BACKED SECURITIES

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or those we deem to be investment quality at the time of purchase. We are exposed to credit risk to the extent these MBS fail to perform adequately. We perform ongoing analysis on these investments to determine potential credit issues. At September 30, 2014 and December 31, 2013, we owned $10.9 billion and $8.2 billion of MBS, of which approximately 99.8 percent and 99.6 percent were guaranteed by the U.S. Government or issued by GSEs and 0.2 percent and 0.4 percent were private-label MBS.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS (dollars in millions):

September 30, 2014
Credit rating:
A	$8
BBB	14
BB	4
Total unpaid principal balance	$26

Amortized cost	$26
Gross unrealized gains	1
Gross unrealized losses	(1)
Fair value	$26

Weighted average percentage of fair value to unpaid principal balance	98.9%
Original weighted average FICO® score	725
Original weighted average credit support[1]	3.9%
Weighted average credit support[2]	12.0%
Weighted average collateral delinquency rate[3]	7.8%

1	Based on the credit support at the time of issuance and is calculated using the current unpaid principal balance of the individual securities.

2	Based on the credit support as of September 30, 2014 and is calculated using the current unpaid principal balance of the individual securities.

3	Represents the percentage of underlying loans that are 60 days or more past due.

At September 30, 2014, we did not consider any of our private-label MBS to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment.”

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

The following tables show our derivative counterparty credit exposure (dollars in millions):

	September 30, 2014
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
A	$7,143	$12	$(5)	$7
Cleared derivatives[2,3]	4	—	—	—
Liability positions with credit exposure
Bilateral derivatives
A	3,635	(57)	58	1
BBB	4,558	(45)	46	1
Cleared derivatives[2]	14,996	(72)	158	86
Total derivative positions with credit exposure to non-member counterparties	30,336	(162)	257	95
Member institutions[3,4]	61	—	—	—
Total	30,397	$(162)	$257	$95
Derivative positions without credit exposure	6,500
Total notional	$36,897

	December 31, 2013
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
AA	$721	$14	$(13)	$1
A	3,208	51	(41)	10
Cleared derivatives[2]	18,980	40	39	79
Liability positions with credit exposure
Bilateral derivatives
A	3,095	(68)	71	3
BBB[3]	2,853	(69)	69	—
Total derivative positions with credit exposure to non-member counterparties	28,857	(32)	125	93
Member institutions[3,4]	4	—	—	—
Total	28,861	$(32)	$125	$93
Derivative positions without credit exposure	5,492
Total notional	$34,353

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Represents derivative transactions cleared with Clearinghouses, which are not rated.

3	Net credit exposure is less than $1.0 million.

4	Represents mortgage delivery commitments with our member institutions.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our president and CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Internal Control Over Financial Reporting

During the third quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently aware of any pending or threatened legal proceedings against us, other than ordinary routine litigation incidental to our business, that could have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

Finance Agency proposed rule could materially impact the Bank's financial condition and results of operations.

On September 12, 2014, the Finance Agency issued a proposed rule that would change the eligibility requirements for FHLBank members by, among other things, imposing new ongoing membership requirements and eliminating currently eligible captive insurance companies from FHLBank membership. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments" for additional discussion of the proposed rule.

If the proposed rule is adopted in its current form, it is expected that the Bank's financial condition and results of operations could be materially impacted. Most significantly, our current captive insurance company members would have their memberships terminated five years after the rule is finalized. As of September 30, 2014, we have seven captive insurance company members, with total advances outstanding to these members of $3.8 billion, representing 5.9 percent of our total advances outstanding.

The proposed merger is subject to certain closing conditions, including regulatory approval and approval of members of the Bank and of the Seattle Bank, which may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the continuing bank following the merger.

There are significant risks and uncertainties associated with our proposed merger with the Seattle Bank (the Merger) that could delay or prevent the completion of the Merger. Before the Merger may be completed, the banks must obtain Finance Agency regulatory approval on the jointly prepared merger application that was submitted on October 31, 2014. Once the Finance Agency has approved the application, the members of both banks must vote on whether to ratify the Merger. No assurance can be given as to whether or when these approvals will be received. General economic and financial market conditions, and other internal and external factors may also affect the ability to complete the Merger. The Finance Agency may also impose conditions on the completion of the Merger or require changes to the terms of the merger agreement. Such conditions or changes could have the effect of delaying or preventing completion of the Merger or imposing additional costs on or limiting the revenues of the continuing bank, any of which might have an adverse effect on the continuing bank following the Merger.

If the Merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the Merger.

We have devoted significant internal resources to the pursuit of this Merger and the expected benefit of those resource allocations would be lost if the Merger is not completed. Additionally, the merger agreement provides that we must pay a termination fee in the amount of $57 million in the event that the merger agreement is terminated under certain circumstances. Payment of the termination fee would require us to use available resources that would have otherwise been available for other operating purposes.

Combining the two banks may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.

The Bank and the Seattle Bank have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on the continuing bank's ability to successfully combine and integrate the businesses of the two banks in a manner that permits growth opportunities and does not materially disrupt the existing member relations nor result in decreased revenues due to loss of members. It is possible that the integration process could result in the loss of key employees, the disruption of either bank's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the continuing bank's ability to maintain relationships with its members and employees or to achieve the anticipated benefits and cost savings of the Merger. If difficulties with the integration process are encountered, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. There also may be business disruptions that cause us to lose members or cause members to withdraw their membership. Integration efforts will also divert management attention and resources. These integration matters could have an adverse effect on us during this transition period and for an undetermined period after completion of the Merger.

For additional discussion of our risk factors, refer to our 2013 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger between the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of Seattle dated September 25, 2014[1]
3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932[2]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective February 26, 2009[3]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, approved by the Federal Housing Finance Agency on August 5, 2011 and effective September 5, 2011[4]
10.1	Integration Performance Incentive Plan, effective as of September 18, 2014[5]
10.2	Amended Severance Policy, effective as of September 18, 2014[5]
10.3	Enhanced Severance Policy Plan, effective as of September 18, 2014[5]
10.4	Employment Agreement with Richard S. Swanson, dated as of November 10, 2014
10.5	Employment Agreement with Steven T. Schuler, dated as of November 10, 2014
10.6	Employment Agreement with Dusan Stojanovic, dated as of November 10, 2014
10.7	Employment Agreement with Daniel D. Clute, dated as of November 10, 2014
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Bank's Third Quarter 2014 Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condition at September 30, 2014 and December 31, 2013, (ii) Statements of Income for the Three and Nine Months Ended September 30, 2014 and 2013, (iii) Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013, (iv) Statements of Capital as of September 30, 2014 and September 30, 2013, (v) Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013, and (vi) Condensed Notes to the Unaudited Financial Statements

1	Incorporated by reference to our Form 8-K filed with the SEC on September 25, 2014 (Commission File No. 000-51999).

2	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the SEC on May 12, 2006 (Commission File No. 000-51999).

3	Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the SEC on March 2, 2009 (Commission File No. 000-51999).

4	Incorporated by reference to exhibit 99.2 of our Form 8-K filed with the SEC on July 17, 2013 (Commission File No. 000-51999).

5	Refer to our Form 8-K filed with the SEC on September 24, 2014 for additional information (Commission File No. 000-51999).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	November 12, 2014

By:	/s/ Richard S. Swanson
Richard S. Swanson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ardis E. Kelley
Ardis E. Kelley Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)