Form 10-K
period 2014-12-31
Federal Home Loan Bank of Des Moines
filed 2015-03-06
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2014, the aggregate par value of the stock held by current and former members of the registrant was $2,962,148,500. At February 28, 2015, 34,168,769 shares of stock were outstanding.

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

•	the availability of derivative instruments in the types and quantities needed for risk management purposes from acceptable counterparties;

•	increases in delinquency or loss estimates on mortgage loans;

•	the volatility of reported results due to changes in the fair value of certain assets, liabilities, and derivative instruments;

•	the ability to develop and support internal controls, information systems, and other operating technologies that effectively manage the risks we face;

•	the ability to attract and retain key personnel; and

•	member consolidations and failures.

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
The following table summarizes our membership by type of institution:

	December 31,
Institutional Entity	2014	2013	2012
Commercial banks	942	968	992
Thrifts	48	52	61
Credit unions	110	109	102
Insurance companies	55	53	51
Community development financial institutions	1	1	1
Total	1,156	1,183	1,207

The following table summarizes our membership by asset size:

	December 31,
Membership Asset Size	2014	2013	2012
Depository institutions[1]
Less than $100 million	35.1%	37.7%	40.2%
$100 million to $500 million	47.2	45.9	44.4
Greater than $500 million	12.8	11.8	11.1
Insurance companies
Less than $100 million	0.7	0.5	0.4
$100 million to $500 million	0.8	0.9	0.9
Greater than $500 million	3.3	3.1	2.9
Community development financial institutions
Less than $100 million	0.1	0.1	0.1
Total	100.0%	100.0%	100.0%

1	Depository institutions consist of commercial banks, thrifts, and credit unions.

Our membership level declined during 2014 due to 31 member consolidations, seven out-of-district or non-member consolidations, two dissolved charters, two bank failures, and one member withdrawal, partially offset by 16 new members. We did not experience any credit losses on advances outstanding with failed or dissolved member institutions during the year. At December 31, 2014, approximately 81 percent of our members were Community Financial Institutions (CFIs). For 2014, CFIs are defined under the Housing Act to include all Federal Deposit Insurance Corporation (FDIC) insured institutions with average total assets over the previous three-year period of less than $1.108 billion. CFIs are eligible to pledge certain collateral types that non-CFIs cannot pledge, including small business, small agri-business, and small farm loans.

PROPOSED MERGER

On September 25, 2014, the boards of directors of the Bank and the Federal Home Loan Bank of Seattle (Seattle Bank) executed a definitive merger agreement after receiving unanimous approval from their boards of directors. Material details of the merger agreement are included in the Bank’s Form 8-K filed with the Securities and Exchange Commission (SEC) on September 25, 2014.
On October 31, 2014, the banks submitted a joint merger application to the Finance Agency. The Finance Agency approved the merger application on December 19, 2014, subject to the satisfaction of specific closing conditions set forth in the Finance Agency's approval letter, including the ratification of the merger by members of both banks.
On January 12, 2015, the banks mailed a joint merger disclosure statement, voting ballots, and related materials to their respective members and requested that ballots be returned by the close of business on February 23, 2015. Additional details regarding the disclosure statement can be found in the Bank's Form 8-K filed with the SEC on January 12, 2015.
On February 27, 2015, the banks issued a joint press release announcing the ratification of the merger by members of both banks. The consummation of the merger will be effective only after the Finance Agency determines that the closing conditions identified in the approval letter have been satisfied and the Finance Agency determines that the continuing bank's organizational certificate complies with the requirements of the Finance Agency's merger rules. Assuming the Finance Agency makes these determinations, the merger is expected to be effective on May 31, 2015.
We believe that the merger would combine two complementary organizations with similar cultures, membership characteristics, and solid financial positions. The continuing bank would remain a member-owned and member-centric cooperative, deeply focused on helping its members strengthen their institutions to better serve their customers and communities. It would provide funding solutions for more than 1,500 member financial institutions in 13 states and the U.S. Pacific territories. The continuing bank would be headquartered in Des Moines.
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
Our advance products include the following:

•
Overnight Advance. This product is used primarily to fund the short-term liquidity needs of our borrowers and is renewed automatically until the borrower pays off the advance. Interest rates are set daily.

•
Fixed Rate Advances. These advances are available over a variety of terms in amortizing and non-amortizing structures and are used to fund both the short- and long-term liquidity needs of our borrowers. Using an amortizing advance, a borrower makes predetermined principal payments at scheduled intervals throughout the term of the advance to manage the interest rate risk associated with long-term fixed rate amortizing assets. Forward starting advances are a type of fixed rate non-amortizing advance with settlement dates up to two years, allowing members to lock in an interest rate at the outset, while delaying the receipt of funding. Delayed amortizing advances are a type of fixed rate advance with a feature that delays commencement of the repayment of the principal up to five years, allowing members control over the principal cash flows and the repayment of the advance.

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

For the years ended December 31, 2014, 2013, and 2012, advances represented 63, 58, and 53 percent of our total average assets and generated 36, 32, and 35 percent of our total interest income. For additional information on our advances, including our top five borrowers, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.” In addition, refer to “Item 1A. Risk Factors” for a discussion on our exposure to customer concentration risk.
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

HOUSING ASSOCIATES
The FHLBank Act permits us to provide advances to eligible housing associates. Housing associates are approved mortgagees under Title II of the National Housing Act that meet certain criteria, including: (i) chartered under law and have succession, (ii) subject to inspection and supervision by some governmental agency, and (iii) lend their own funds as their principal activity in the mortgage field. The same regulatory lending requirements that apply to our members generally apply to housing associates. Because housing associates are not members, they are not subject to certain provisions of the FHLBank Act applicable to members and cannot own our capital stock. In addition, they may only pledge certain types of collateral including: (i) Federal Housing Administration (FHA) mortgages, (ii) Ginnie Mae securities backed by FHA mortgages, (iii) certain residential mortgage loans, and (iv) cash deposited with us. As of December 31, 2014, we had two housing associates with outstanding advances of $56.7 million, which represented less than one percent of our total advances outstanding.
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
Mortgage Loans
We invest in mortgage loans through the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago), a secondary mortgage market structure developed by the FHLBank of Chicago to help fulfill the housing mission of the FHLBanks. Under the MPF program, we purchase or fund eligible mortgage loans (MPF loans) from or through, members or housing associates called participating financial institutions (PFIs). We may also acquire MPF loans through participations with other FHLBanks. MPF loans are conforming conventional or government-insured fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years. For the years ended December 31, 2014, 2013, and 2012, mortgage loans represented 8, 12, and 15 percent of our total average assets and generated 36, 40, and 37 percent of our total interest income.
MPF PROVIDER
The FHLBank of Chicago serves as the MPF Provider for the MPF program. In its role as MPF Provider, the FHLBank of Chicago provides the infrastructure and operational support for the MPF program and is responsible for publishing and maintaining the MPF Guides, which detail the requirements PFIs must follow in originating, selling, and servicing MPF loans. The MPF Provider provides a service for FHLBanks, if needed, that establishes the base price of MPF loan products utilizing the agreed upon methodologies determined by the participating MPF FHLBanks. In exchange for providing these services, the MPF Provider receives a fee from each of the FHLBanks participating in the MPF program. The MPF Provider has engaged Wells Fargo Bank N.A. (Wells Fargo) as the master servicer for the MPF program.
MPF GOVERNANCE COMMITTEE
The MPF Governance Committee, which consists of representatives from each of the FHLBanks participating in the MPF program, is responsible for recommending and implementing strategic MPF program decisions, including, but not limited to, pricing methodology changes. Participating MPF FHLBanks are allowed to determine their own price or adjust the base price of MPF loan products established by the FHLBank of Chicago. Accordingly, we monitor daily market conditions and make price adjustments to our MPF loan products when deemed necessary. This allows us to impact the level of member demand in our MPF program as well as profitability, risk management, and regulatory requirements.

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
MPF LOAN TYPES
There are six MPF loan products under the MPF program: Original MPF, MPF 100, MPF 125, MPF Plus, MPF Government, and MPF Xtra (MPF Xtra is a trademark of the FHLBank of Chicago). While still held in our Statements of Condition, we currently do not offer the MPF 100 or MPF Plus loan products. The discussion below outlines characteristics of our active MPF loans products.
Original MPF, MPF 125, and MPF Government are closed loan products in which we purchase loans acquired or closed by the PFI. MPF Xtra is an off-balance sheet loan product in which we assign 100 percent of our interest in PFI master commitments to the FHLBank of Chicago. The FHLBank of Chicago then purchases mortgage loans from our PFIs and sells those loans to Fannie Mae. We receive a small fee for our continued management of the PFI relationship under MPF Xtra.
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
For additional discussion on our mortgage loans and their related credit risk, refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”
MPF LOAN VOLUME
Over the years, our member base for MPF loans has evolved from large-volume loan purchases from a small number of large PFIs to purchasing the majority of our MPF loans from a diverse base of community financial institutions. Our ability to price MPF loans, coupled with the low interest rate environment, has allowed us to serve the liquidity needs of a broad range of members and maintain relatively stable mortgage loan volumes. During the years ended December 31, 2014, 2013, and 2012, we purchased $0.9 billion, $1.2 billion, and $2.1 billion of MPF loan products (excluding MPF Xtra). In addition, our members delivered $0.7 billion, $1.6 billion, and $2.0 billion of MPF Xtra loans during the years ended December 31, 2014, 2013, and 2012.
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
TEMPORARY LOAN MODIFICATION PLAN
Effective August 1, 2009, we introduced a temporary loan payment modification plan for participating PFIs, with a scheduled expiration date of December 31, 2011. Homeowners in default or imminent danger of default with conventional loans secured by their primary residence and originated prior to January 1, 2009 were eligible for the plan. This modification plan has been extended until December 31, 2015. Under the extension, homeowners in default or imminent danger of default with conventional loans secured by their primary residence, regardless of loan origination date, are eligible for the plan. At December 31, 2014, 31 modified loans totaling $4.7 million were outstanding in our Statements of Condition under this plan.

Investments
We maintain an investment portfolio primarily to provide investment income and liquidity. Our investment portfolio is comprised of both short- and long-term investments. Our short-term investments may include, but are not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposit, and commercial paper. Our long-term investments may include, but are not limited to, other U.S. obligations, government-sponsored enterprise (GSE) obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. Our long-term investments generally provide higher returns than our short-term investments. For the years ended December 31, 2014, 2013, and 2012, investments represented 28, 29, and 31 percent of our total average assets and generated 28, 28, and 29 percent of our total interest income.
We do not have any subsidiaries. With the exception of a limited partnership interest in a Small Business Investment Company (SBIC) that dissolved in 2014, we have no equity positions in any partnerships, corporations, or off-balance sheet special purpose entities. We limit new investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or that we deem to be investment quality at the time of purchase. Our Enterprise Risk Management Policy (ERMP) prohibits new purchases of private-label MBS.
REGULATORY RESTRICTIONS
To minimize credit risk, the Finance Agency prohibits us from investing in certain types of securities, including:

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
On May 7, 2014, a new Finance Agency rule implementing Section 939A of the Dodd-Frank Act became effective, which requires Federal agencies to remove provisions from their regulations that require the use of ratings issued by NRSROs. The rule requires us to make our own determination of credit quality with respect to our investments, but does not prevent us from using NRSRO ratings or other third party analysis in our credit determinations.

Standby Bond Purchase Agreements
We currently hold standby bond purchase agreements with housing associates within our district whereby, for a fee, we agree to serve as a standby liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which we would be required to purchase the bonds. If purchased, the bonds would be classified as available-for-sale (AFS) securities in our Statements of Condition. For additional details on our standby bond purchase agreements, refer to “Item 8. Financial Statements and Supplementary Data — Note 18 — Commitments and Contingencies.”
Deposits
We accept deposits from our members and eligible housing associates. We offer several types of deposit programs, including demand, overnight, and term deposits. Deposit programs provide us funding while providing members a low-risk interest-earning asset.
Consolidated Obligations
Our primary source of funding and liquidity is the issuance of debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations (bonds and discount notes) are the joint and several obligations of all 12 FHLBanks and are backed only by the financial resources of the 12 FHLBanks. They are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. At February 28, 2015, Standard & Poor's Ratings Services (S&P) and Moody's Investors Service, Inc. (Moody's) rated the consolidated obligations AA+/A-1+ and Aaa/P-1, both with a stable outlook.
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
Retained Earnings
Our ERMP requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we, as determined by our Board of Directors, will establish an action plan to enable us to return to our targeted level of retained earnings within twelve months. At December 31, 2014, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.
In 2011, we entered into a Joint Capital Enhancement Agreement (JCE Agreement), as amended, with the other 11 FHLBanks. The JCE Agreement is intended to enhance the capital position of each FHLBank by allocating the earnings historically paid to satisfy the Resolution Funding Corporation obligation to a separate restricted retained earnings account. Under the JCE Agreement, each FHLBank allocates 20 percent of its quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in our Statements of Condition. At December 31, 2014 and 2013, our restricted retained earnings account totaled $75.0 million and $50.8 million. One percent of our average balance of outstanding consolidated obligations for the three months ended September 30, 2014 was $834.2 million. To review the JCE Agreement, as amended, see Exhibit 99.1 of our Form 8-K filed with the SEC on August 5, 2011.
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

Our Board of Directors believes any excess returns on capital stock above an appropriate benchmark rate that are not retained for capital growth should be returned to members that utilize our product and service offerings. Our philosophy is to pay a membership capital stock dividend similar to a benchmark rate of interest, such as average-three month LIBOR, and an activity-based capital stock dividend, when possible, at least 50 basis points in excess of the membership capital stock dividend. Our actual dividend payout is determined quarterly by our Board of Directors, based on policies, regulatory requirements, financial projections, and actual performance.
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
PERSONNEL
As of February 28, 2015, we employed 219 full-time and nine part-time employees. Our employees are not covered by a collective bargaining agreement.

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

FINANCE AGENCY PROPOSED RULE COULD MATERIALLY IMPACT THE BANK'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 12, 2014, the Finance Agency issued a proposed rule that would change the eligibility requirements for FHLBank members by, among other things, imposing new ongoing membership requirements and eliminating currently eligible captive insurance companies from FHLBank membership.

If the proposed rule is adopted in its current form, the Bank's financial condition and results of operations could be materially impacted. Most significantly, our current captive insurance company members would have their membership terminated five years after the rule is finalized. As of December 31, 2014, we had seven captive insurance company members with advances outstanding of $4.6 billion, which represented seven percent of our total advances outstanding. If adopted as proposed, the regulation may also reduce the value of our membership to the extent that the ongoing membership requirements restrict members' access to liquidity and the Bank's MPF program or cause them to modify their business and balance sheet in order to comply with these ongoing requirements. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments" for additional discussion of the proposed rule and its potential impact.

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
Additionally, the FHLBank Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks are required to set aside, in the aggregate, the greater of $100 million or ten percent of their current year net earnings. AHP contributions made by the FHLBanks were $269 million, $293 million, and $296 million for 2014, 2013, and 2012. If the FHLBanks do not make the minimum $100 million AHP contribution in a given year, we could be required to contribute more than ten percent of our current year net earnings. An increase in our AHP contributions could adversely impact our financial condition and results of operations.
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
A reduction in our credit rating could also trigger additional collateral posting requirements under our derivative agreements. For cleared derivatives, the Derivative Clearing Organization (Clearinghouse) determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades. We were not required to post additional initial margin by our clearing agents, based on credit considerations at December 31, 2014. For the majority of bilateral derivative contracts, we are required to deliver additional collateral on derivatives in net liability positions to counterparties if there is deterioration in our credit rating. At December 31, 2014, if our credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, we would have been required to deliver an additional $51.1 million of collateral to our bilateral derivative counterparties. Further, demand for certain Bank products, including, but not limited to, standby letters of credit and standby bond purchase agreements, is influenced by our credit rating. A reduction in our credit rating could weaken or eliminate demand for such products.

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

WE COULD BE ADVERSELY AFFECTED BY OUR INABILITY TO ACCESS THE CAPITAL MARKETS

Our primary source of funds is through the issuance of consolidated obligations in the capital markets. Our ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing market conditions in the capital markets and rating agency actions, both of which are beyond our control. In addition, changes to the regulatory environment that affect bank counterparties and debt underwriters could adversely affect our ability to access the capital markets or the cost of that funding. We cannot make any assurance that we will be able to obtain funding on terms acceptable to us, if at all. If we cannot access funding when needed, our ability to support and continue business operations, including our compliance with regulatory liquidity requirements, could be adversely impacted, which would thereby adversely impact our financial condition and results of operations. Although our debt issuances have historically kept pace with the funding needs of our members and eligible housing associates, there can be no assurance that this will continue.

THE PROPOSED MERGER IS SUBJECT TO CERTAIN CLOSING CONDITIONS AND CONTINUED FINANCE AGENCY REGULATORY REVIEW WHICH MAY IMPOSE CONDITIONS THAT ARE NOT PRESENTLY ANTICIPATED OR THAT COULD HAVE AN ADVERSE EFFECT ON THE CONTINUING BANK FOLLOWING THE MERGER.

There are significant risks and uncertainties associated with our proposed merger with the Seattle Bank that could delay or prevent the completion of the merger. General economic and financial market conditions, and other internal and external factors may also affect the ability to complete the merger. The Finance Agency may also impose conditions on the completion of the merger or require changes to the terms of the merger agreement. Although the banks have obtained Finance Agency approval of the regulatory merger application as filed pursuant to the Finance Agency's merger rules, final approval of the merger is subject to the satisfaction of certain conditions, which include, among other things, acceptance by the Finance Agency of the continuing bank's organization certificate. Such conditions or changes could have the effect of delaying or preventing completion of the merger or imposing additional costs on or limiting the revenues of the continuing bank, any of which might have an adverse effect on the continuing bank following the merger.

IF THE MERGER IS NOT COMPLETED, WE WILL HAVE INCURRED SUBSTANTIAL EXPENSES WITHOUT REALIZING THE EXPECTED BENEFITS OF THE MERGER.

We have devoted significant internal resources, including advisors' fees, travel costs, and management and employee focus, to the pursuit of this merger and the expected benefit of those resource allocations would be lost if the merger is not completed. Additionally, the merger agreement provides that we must pay a termination fee in the amount of $57 million in the event that the merger agreement is terminated under certain circumstances. Payment of the termination fee would require us to use available resources that would have otherwise been available for other operating purposes.

COMBINING THE TWO BANKS MAY BE MORE DIFFICULT, COSTLY OR TIME CONSUMING THAN EXPECTED AND THE ANTICIPATED BENEFITS AND COST SAVINGS OF THE MERGER MAY NOT BE REALIZED.

Our Bank and the Seattle Bank have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings (including the time to realize such benefits and savings), will depend, in part, on the continuing bank's ability to successfully combine and integrate the businesses of the two banks in a manner that permits growth opportunities and does not materially disrupt the existing member relations nor result in decreased revenues due to loss of members. It is possible that the integration process could result in the loss of key employees, the disruption of either bank's ongoing businesses, or inconsistencies in standards, controls, technologies, procedures and policies that may adversely affect the continuing bank's ability to maintain relationships with its members, vendors, and employees or to achieve the anticipated benefits and cost savings of the merger.

Certain operational risks accompany the integration of the banks. As the banks' systems and processes are integrated, it is possible that the continuing bank's members may experience a full or partial disruption in service, unexpected changes in the way that service is provided, or service limitations on a temporary basis. Further, while the banks seek to minimize disruption in service provided to members during the transition period, there remains a risk that unforeseen events or circumstances may arise that may impact, among other things, the continuing bank's members' capital stock requirements, credit line, and collateral availability. Other types of unexpected changes (e.g., to member legal agreements, to member data requests, etc.) are also possible during this period and could result in unexpected delays or disruption of service to members.

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
WE COULD BE ADVERSELY AFFECTED BY OUR EXPOSURE TO CUSTOMER CONCENTRATION RISK
We are subject to customer concentration risk as a result of our reliance on a relatively small number of member institutions for a large portion of our total advances and resulting interest income. At December 31, 2014 and 2013, advances outstanding to our top five borrowers totaled $42.6 billion and $26.7 billion, representing 66 and 59 percent of our total advances outstanding. Advance balances with these members could change due to factors such as a change in member demand, relocation of members out of our district, or members with affiliated institutions located outside of our district choosing to do business with another FHLBank. If, for any reason, we were to lose, or experience a decrease in the amount of business with our top five borrowers, our financial condition and results of operations could be negatively affected. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances” for additional information on our top five borrowers.
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
INCREASES IN DELINQUENCY OR LOSS ESTIMATES ON OUR MPF LOANS MAY HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 2014, we observed continuing signs of improvement in the U.S. housing market and therefore, we decreased our allowance for credit losses on mortgage loans. To the extent that economic conditions weaken and result in increased unemployment and a decline in home prices, we could see an increase in loan delinquencies or loss estimates and decide to increase our allowance for credit losses on mortgage loans. In addition, to the extent that mortgage insurance providers fail to fulfill their obligations to pay us for claims, we could bear additional losses on certain mortgage loans with outstanding mortgage insurance coverage. As a result, our financial condition and results of operations could be adversely impacted.

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
FAILURES OR INTERRUPTIONS IN INTERNAL CONTROLS, INFORMATION SYSTEMS, AND OTHER OPERATING TECHNOLOGIES COULD HARM OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS, REPUTATION, AND RELATIONS WITH MEMBERS
Control failures, including failures in our controls over financial reporting, or business interruptions with members, vendors, or counterparties, could occur from human error, fraud, breakdowns in information and computer systems, lapses in operating processes, or natural or man-made disasters. If a significant control failure or business interruption were to occur, it could materially damage our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse, or repair the negative effects of such failures or interruptions.
Moreover, we rely heavily upon information systems and other operating technologies to conduct and manage our business. To the extent that we, our members, vendors, or counterparties experience a technical failure or interruption in any of these systems or other operating technologies, including any "cyberattacks" or other breaches of technical security, we may be unable to conduct and manage our business effectively. During 2011, we began the process of replacing our core banking system. This project could also subject us to a higher level of operational risk or risk of technical failure or interruption. Although we have implemented a disaster recovery and business continuity plan, we can make no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of any technical failure or interruption. Any technical failure or interruption could harm our customer relations, risk management, and profitability, and could adversely impact our financial condition and results of operations.
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
MEMBER CONSOLIDATIONS AND FAILURES COULD ADVERSELY AFFECT OUR BUSINESS
Member consolidations and failures could reduce the number of current and potential members in our district. During 2014, our membership level declined due primarily to 31 member consolidations and two bank failures. If the number of member consolidations and failures were to accelerate, we could experience a reduction in the level of our members' advance and other business activities. This loss of business could negatively impact our business operations, financial condition, and results of operations.

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
On June 10, 2011, we executed a three year lease with Tomorrow 30 Des Moines, Limited Partnership, for approximately 6,000 square feet of office space. On April 29, 2014, we extended this lease agreement for an additional three years. The office space is located at 666 Walnut Street, Suite 1910, Des Moines, Iowa and is used for general business functions.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We are a cooperative. This means we are owned by our customers, whom we call members. Our current and former members own all of our outstanding capital stock. Our capital stock is not publicly traded and has a par value of $100 per share. All shares are issued, redeemed, or repurchased by us at the stated par value. Our capital stock may be redeemed with a five year notice from the member or voluntarily repurchased by us at par value, subject to certain limitations set forth in our Capital Plan. At February 28, 2015, we had 1,157 current members that held 34.0 million shares of capital stock and 15 former members that held 0.2 million shares of mandatorily redeemable capital stock.
We paid the following quarterly cash dividends (dollars in millions):

	2014		2013
Quarter Declared and Paid	Amount[1]	Annualized Rate[3]	Amount[2]	Annualized Rate[3]
First Quarter	$18.9	2.80%	$13.1	2.60%
Second Quarter	18.3	2.79	12.9	2.59
Third Quarter	19.5	2.81	13.1	2.59
Fourth Quarter	22.2	2.87	14.4	2.64

1
Amounts exclude $82,000, $45,000, $46,000, and $44,000 of cash dividends paid on mandatorily redeemable capital stock for the first, second, third, and fourth quarters of 2014. For financial reporting purposes, these dividends were classified as interest expense.

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

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

	December 31,
Statements of Condition	2014	2013	2012	2011	2010
Investments[1]	$23,079	$20,131	$13,433	$14,637	$18,639
Advances	65,168	45,650	26,614	26,591	29,253
Mortgage loans held for portfolio, gross	6,567	6,565	6,968	7,157	7,434
Allowance for credit losses	(5)	(8)	(16)	(19)	(13)
Total assets	95,524	73,004	47,367	48,733	55,569
Consolidated obligations
Discount notes	57,773	38,137	8,675	6,810	7,208
Bonds	32,362	30,195	34,345	38,012	43,791
Total consolidated obligations[2]	90,135	68,332	43,020	44,822	50,999
Mandatorily redeemable capital stock	24	9	9	6	7
Total liabilities	91,212	69,547	44,533	45,921	52,739
Capital stock — Class B putable	3,469	2,692	2,063	2,109	2,183
Retained earnings	720	678	622	569	556
Accumulated other comprehensive income	123	87	149	134	91
Total capital	4,312	3,457	2,834	2,812	2,830

	December 31,
Statements of Income	2014	2013	2012	2011	2010
Net interest income	$250.7	$213.1	$240.6	$235.6	$414.9
Reversal (provision) for credit losses on mortgage loans	(2.4)	(5.9)	—	9.2	12.1
Other (loss) income[3]	(51.3)	(34.5)	(49.3)	(67.1)	(164.4)
Other expense[4]	67.3	62.5	67.5	61.7	57.3
Assessments	13.5	12.2	12.4	19.8	48.1
Net income	121.0	109.8	111.4	77.8	133.0

	December 31,
Selected Financial Ratios[5]	2014	2013	2012	2011	2010
Net interest spread[6]	0.28%	0.34%	0.42%	0.36%	0.59%
Net interest margin[7]	0.30	0.39	0.49	0.44	0.67
Return on average equity	3.17	3.68	3.98	2.78	4.57
Return on average capital stock	4.04	4.94	5.44	3.66	5.76
Return on average assets	0.14	0.20	0.23	0.15	0.22
Average equity to average assets	4.56	5.40	5.69	5.27	4.70
Regulatory capital ratio[8]	4.41	4.63	5.69	5.51	4.94
Dividend payout ratio[9]	65.16	48.72	52.46	83.34	45.92

1	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and held-to-maturity (HTM) securities.

2
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $847.2 billion, $766.8 billion, $687.9 billion, $691.8 billion, and $796.3 billion at December 31, 2014, 2013, 2012, 2011, and 2010.

3	Other (loss) income includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, and net losses on the extinguishment of debt.

4	Other expense includes, among other things, compensation and benefits, professional fees, contractual services, and gains and losses on real estate owned (REO).

5	Amounts used to calculate selected financial ratios are based on numbers in thousands. Accordingly, recalculations using numbers in millions may not produce the same results.

6	Represents yield on total interest-earning assets minus yield on total interest-bearing liabilities.

7	Represents net interest income expressed as a percentage of average interest-earning assets.

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

In 2014, we reported net income of $121.0 million compared to $109.8 million in 2013. Our net income, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was primarily driven by net interest income, a reversal for credit losses on mortgage loans, and other (loss) income.

Net interest income totaled $250.7 million in 2014 compared to $213.1 million in 2013. The increase was primarily due to an increase in interest income resulting from higher advance and MBS volumes. Our net interest margin was 0.30 percent during 2014 compared with 0.39 percent during 2013. The decline was primarily due to reduced yields on our interest-earning assets driven by the low interest rate environment and higher average volumes of advances and money market investments that generate lower margins when compared to our other interest-earning assets. The decline was partially offset by lower yields paid on our interest-bearing liabilities as a result of our increased utilization of discount notes to fund the increase in advances and the low interest rate environment.

We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage loan portfolio. In 2014 and 2013, we recorded reversals for credit losses on our mortgage loans of $2.4 million and $5.9 million due primarily to reductions in loan delinquencies and improvements in housing markets. In addition, during 2013, we began utilizing external property valuations rather than average loss severity rates on our individually evaluated mortgage loans, which resulted in losses that were lower than previously estimated.

Our other (loss) income totaled $(51.3) million in 2014 compared to $(34.5) million in 2013. The primary drivers of other (loss) income in 2014 were losses on derivatives and hedging activities, gains on investment securities, and losses from the extinguishment of debt as described below.

We utilize derivative instruments to manage interest rate risk, including mortgage prepayment risk. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. In 2014, we recorded losses of $123.4 million on our derivatives and hedging activities through other (loss) income compared to gains of $85.3 million in 2013. Approximately $40.1 million of these losses were driven by hedge ineffectiveness on our fair value hedge relationships resulting from an increase in the volume of AFS investment hedge relationships with longer terms to maturity and a divergence between the valuation curves used to value our assets, liabilities, and derivatives. In addition, we incurred losses on our economic derivatives of $83.3 million due primarily to changes in interest rates on interest rate swaps that we utilize to economically hedge our trading securities portfolio. These losses were offset by gains on the trading securities being hedged, as discussed in the following paragraph. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities" for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Trading securities are recorded at fair value with changes in fair value reflected through other (loss) income. In 2014, we recorded gains on trading securities of $68.0 million compared to losses of $106.6 million in 2013. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities and were offset by changes in fair value on derivatives that we utilize to economically hedge these securities, as noted previously. In addition, during 2014, we sold HTM and AFS securities and realized gains of $8.9 million and $0.8 million. During 2013, we sold only AFS securities and realized gains of $3.0 million.

We extinguish higher-costing debt from time to time in an effort to better match our projected asset cash flows and to reduce our future interest costs. In 2014 and 2013, we extinguished consolidated obligation bonds with a total par value of $115.0 million and $162.1 million and recognized losses of $12.7 million and $25.7 million through other (loss) income.

Our total assets increased to $95.5 billion at December 31, 2014 from $73.0 billion at December 31, 2013 due primarily to an increase in advances and long-term investments. Advances increased $19.5 billion due to borrowings from a wide range of members with the most significant increase from a large depository institution member. Long-term investments increased $5.4 billion due to the purchase of GSE and other U.S. obligation MBS during the year. Our total liabilities increased to $91.2 billion at December 31, 2014 from $69.5 billion at December 31, 2013 due primarily to an increase in consolidated obligations issued to fund the growth in advances and investments. Total capital increased to $4.3 billion at December 31, 2014 from $3.5 billion at December 31, 2013. The increase was primarily due to additional activity-based capital stock outstanding driven by the growth in advances. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

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

As a member-owned cooperative, we endeavor to operate with a low but stable adjusted net interest margin. As indicated in the tables that follow, our adjusted net interest income and adjusted net income increased while our adjusted net interest margin declined during 2014 when compared to 2013. The improvement in our adjusted net interest income and adjusted net income was primarily due to an increase in interest income due to higher advance and MBS volumes. Our adjusted net interest margin declined over prior year due to reduced yields on our interest-earning assets driven by the low interest rate environment and higher average volumes of advances and money-market investments that generate lower margins when compared to the majority of our other interest-earning assets. The decline was partially offset by lower yields paid on our interest-bearing liabilities as a result of our increased utilization of discount notes used to fund the increase in advances and the low interest rate environment.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Years Ended December 31,
	2014	2013	2012
GAAP net interest income	$250.7	$213.1	$240.6
Exclude:
Prepayment fees on advances, net	6.4	5.8	28.1
Prepayment fees on investments	—	1.2	—
Fair value hedging adjustments	—	—	0.1
Total adjustments	6.4	7.0	28.2
Include items reclassified from other (loss) income:
Net interest expense on economic hedges	(20.4)	(16.0)	(11.9)
Adjusted net interest income	$223.9	$190.1	$200.5
Adjusted net interest margin	0.27%	0.35%	0.41%

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Years Ended December 31,
	2014	2013	2012
GAAP net income before assessments	$134.5	$122.0	$123.8
Exclude:
Adjustments to net interest income	6.4	7.0	28.2
Other-than-temporary impairment losses	—	(1.4)	—
Net gains (losses) on trading securities	68.0	(106.6)	23.1
Net gains from sale of available-for-sale securities	0.8	3.0	12.6
Net gains from sale of held-to-maturity securities	8.9	—	1.0
Net gains on consolidated obligations held at fair value	—	1.0	4.2
Net (losses) gains on derivatives and hedging activities	(123.4)	85.3	(24.8)
Net losses on extinguishment of debt	(12.7)	(25.7)	(76.8)
Include:
Net interest expense on economic hedges	(20.4)	(16.0)	(11.9)
Amortization of hedging costs[1]	—	(6.6)	(7.2)
Adjusted net income[2]	$166.1	$136.8	$137.2

1	Primarily represents the straight line amortization of upfront fee payments on interest rate caps. The interest rate caps were sold during 2013.

2	Amount is calculated before assessments.

For additional discussion on items impacting our GAAP earnings, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Economic and market data received prior to the Federal Open Market Committee (FOMC or Committee) meeting in January of 2015 indicates that economic activity is increasing at a solid pace. Conditions in the labor market showed continued signs of improvement. The unemployment rate has reflected strong gains and labor market indicators are showing diminished underutilization of labor resources. Household spending and business fixed investments have continued to advance while the housing sector, though improved from prior years, has remained slow. Inflation has declined further below the Committee's longer-run objective reflecting declines in energy prices and long-term inflation expectations have remained stable.

In its January 28, 2015 statement, the FOMC stated it expects that, with appropriate policy accommodation, economic activity will expand at a moderate pace and labor market conditions will improve toward levels the FOMC judges consistent with its dual mandate to foster maximum employment and price stability. The FOMC sees the risks to the outlook for the economy and the labor market as nearly balanced and expects inflation to decline in the near term and to rise gradually towards a two percent objective as the labor market improves further and the effects of lower energy prices and other factors dissipate.

Mortgage Markets

The housing market has continued to improve at a slow pace over the past year, as indicated by rising home prices, lower inventories of properties for sale, and increased housing construction activity. The improvement during 2014 has been partly attributable to an improvement in employment labor markets and a decline in interest rates, but has been partially offset by tight credit conditions that have limited the amount of first time home buyers. The outlook for a sustainable recovery in residential sales and home prices remains promising, as consumer sentiment continues to improve, and recent government efforts to provide access to first time and lower income home buyers could accelerate the pace of recovery.

Interest Rates

The following table shows information on key market interest rates1:

	Fourth Quarter 2014 3-Month Average	Fourth Quarter 2013 3-Month Average	2014 12-Month Average	2013 12-Month Average	2014 Ending Rate	2013 Ending Rate
Federal funds	0.10%	0.09%	0.09%	0.11%	0.06%	0.07%
Three-month LIBOR	0.24	0.24	0.23	0.27	0.26	0.25
2-year U.S. Treasury	0.52	0.32	0.45	0.30	0.67	0.38
10-year U.S. Treasury	2.27	2.73	2.53	2.34	2.17	3.03
30-year residential mortgage note	3.97	4.29	4.18	3.97	3.83	4.48

1	Source is Bloomberg.

The Federal Reserve's key target interest rate, the Federal funds rate, maintained a range of 0.00 to 0.25 percent during 2014. In its January 28, 2015 statement, the FOMC reaffirmed that the current exceptionally low target range for the Federal funds rate remains appropriate. The FOMC noted it will be patient in beginning to normalize the stance of the monetary policy. The FOMC stated that it will assess progress towards its longer-run goals of maximum employment and a two percent inflation rate. The assessment will take into account measures of labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments. If information indicates faster progress toward the Committee's employment and inflation objectives, then increases in the target range for the Federal funds are likely to occur sooner than currently anticipated. Conversely, if information indicates slower progress toward the Committee's objectives, increases in the target range are likely to occur at a later time.

The 10-year U.S. Treasury yields and mortgage rates were lower at December 31, 2014 when compared to December 31, 2013. Interest rates declined during 2014 due to concerns about global growth and inflation. These concerns have led global interest rates lower and foreign central banks have eased monetary policy further.

At the beginning of the fourth quarter of 2014, the FOMC announced the end of the asset purchase program, known as Quantitative Easing III. In its October 29, 2014 statement, the FOMC noted the Committee continues to see sufficient underlying strength in the broader economy to support ongoing progress towards maximum employment in a context of price stability.

The FOMC is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency MBS into agency MBS and of rolling over maturing U.S. Treasury securities at auction. The FOMC noted this policy, keeping the Committee's holdings of longer-term securities at sizable levels, should help maintain accommodative financial conditions. When the Committee decides to begin removing policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of two percent. The Committee has stated that it currently anticipates that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target Federal funds rate below the rate that the Committee views as normal in the long run.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Fourth Quarter 2014 3-Month Average	Fourth Quarter 2013 3-Month Average	2014 12-Month Average	2013 12-Month Average	2014 Ending Spread	2013 Ending Spread
3-month	(15.6)	(13.0)	(15.6)	(16.1)	(14.8)	(15.6)
2-year	(10.0)	(3.7)	(8.3)	(7.9)	(11.1)	(6.7)
5-year	5.8	14.9	4.3	6.3	1.5	10.5
10-year	37.1	57.1	36.1	36.6	39.9	55.8

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During 2014, most of our funding spreads relative to LIBOR improved when compared to spreads at December 31, 2013. These improvements followed the quick resolution of the debt ceiling debate in February and continued limited competing supply of U.S. Treasury and agency debt issuance. More recently, short-term debt spreads have returned to levels slightly better than those experienced at December 31, 2013. Longer-term spreads widened in the second half of 2014, but ended the year at better levels than at December 31, 2013. Throughout 2014, we utilized consolidated obligation discount notes in addition to step-up, callable, and term fixed rate consolidated obligation bonds to capture attractive funding, match the repricing structures on advances and investments, and provide additional liquidity.

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the years ended December 31, 2014, 2013, and 2012 (dollars in millions). See further discussion of these items in the sections that follow.

			2014 vs. 2013			2013 vs. 2012
	2014	2013	$ Change	% Change	2012	$ Change	% Change
Net interest income	$250.7	$213.1	$37.6	17.6%	$240.6	$(27.5)	(11.4)%
Reversal for credit losses on mortgage loans	(2.4)	(5.9)	3.5	(59.3)	—	(5.9)	(100.0)
Other (loss) income	(51.3)	(34.5)	(16.8)	(48.7)	(49.3)	14.8	30.0
Other expense	67.3	62.5	4.8	7.7	67.5	(5.0)	(7.4)
Assessments	13.5	12.2	1.3	10.7	12.4	(0.2)	(1.6)
Net income	$121.0	$109.8	$11.2	10.2%	$111.4	$(1.6)	(1.4)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Years Ended December 31,
	2014			2013			2012
	Average Balance[1]	Yield	Interest Income/ Expense	Average Balance[1]	Yield	Interest Income/ Expense	Average Balance[1]	Yield	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$358	0.07%	$0.3	$336	0.11%	$0.4	$461	0.15%	$0.7
Securities purchased under agreements to resell	7,640	0.05	4.0	4,776	0.08	3.8	2,810	0.16	4.6
Federal funds sold	3,160	0.08	2.4	1,447	0.09	1.3	1,971	0.12	2.3
Short-term investments	1	0.12	—	6	0.08	—	165	0.15	0.3
Mortgage-backed securities[2,3]	9,919	1.19	117.7	7,056	1.53	107.8	7,235	1.98	142.9
Other investments[2,3,4]	2,575	2.43	62.6	2,193	3.05	66.8	2,568	2.74	70.4
Advances[3,5]	52,983	0.45	239.5	32,104	0.63	200.8	26,266	1.03	270.6
Mortgage loans[6]	6,514	3.75	244.5	6,714	3.78	253.5	7,152	3.97	284.1
Total interest-earning assets	83,150	0.81	671.0	54,632	1.16	634.4	48,628	1.60	775.9
Non-interest-earning assets	657	—	—	540	—	—	564	—	—
Total assets	$83,807	0.80%	$671.0	$55,172	1.15%	$634.4	$49,192	1.58%	$775.9
Interest-bearing liabilities
Deposits	$533	0.01%	$0.1	$746	0.02%	$0.1	$992	0.04%	$0.4
Consolidated obligations
Discount notes	53,136	0.08	43.0	15,442	0.09	13.7	8,839	0.13	11.4
Bonds[3]	25,401	1.48	377.0	34,933	1.17	407.2	35,510	1.47	523.3
Other interest-bearing liabilities[7]	12	2.11	0.2	14	2.33	0.3	10	2.45	0.2
Total interest-bearing liabilities	79,082	0.53	420.3	51,135	0.82	421.3	45,351	1.18	535.3
Non-interest-bearing liabilities	906	—	—	1,057	—	—	1,041	—	—
Total liabilities	79,988	0.53	420.3	52,192	0.81	421.3	46,392	1.15	535.3
Capital	3,819	—	—	2,980	—	—	2,800	—	—
Total liabilities and capital	$83,807	0.50%	$420.3	$55,172	0.76%	$421.3	$49,192	1.09%	$535.3
Net interest income and spread[8]		0.28%	$250.7		0.34%	$213.1		0.42%	$240.6
Net interest margin[9]		0.30%			0.39%			0.49%
Average interest-earning assets to interest-bearing liabilities		105.14%			106.84%			107.23%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4
Other investments primarily include other U.S. obligations, GSE obligations, state or local housing agency obligations, and taxable municipal bonds. Interest income from other investments include prepayment fee income of $1.2 million during the year ended December 31, 2013.

5	Advance interest income includes prepayment fee income of $6.4 million, $5.8 million, and $28.1 million for the years ended December 31, 2014, 2013, and 2012.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists of mandatorily redeemable capital stock and borrowings from other FHLBanks.

8	Represents yield on total interest-earning assets minus yield on total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	2014 vs. 2013			2013 vs. 2012
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$—	$(0.1)	$(0.1)	$(0.2)	$(0.1)	$(0.3)
Securities purchased under agreements to resell	1.9	(1.7)	0.2	2.2	(3.0)	(0.8)
Federal funds sold	1.3	(0.2)	1.1	(0.5)	(0.5)	(1.0)
Short-term investments	—	—	—	(0.2)	(0.1)	(0.3)
Mortgage-backed securities	37.4	(27.5)	9.9	(3.4)	(31.7)	(35.1)
Other investments	10.6	(14.8)	(4.2)	(11.0)	7.4	(3.6)
Advances	107.2	(68.5)	38.7	51.1	(120.9)	(69.8)
Mortgage loans	(7.1)	(1.9)	(9.0)	(17.2)	(13.4)	(30.6)
Total interest income	151.3	(114.7)	36.6	20.8	(162.3)	(141.5)
Interest expense
Deposits	—	—	—	—	(0.3)	(0.3)
Consolidated obligations
Discount notes	31.0	(1.7)	29.3	6.6	(4.3)	2.3
Bonds	(125.2)	95.0	(30.2)	(8.6)	(107.5)	(116.1)
Other interest-bearing liabilities	(0.1)	—	(0.1)	0.1	—	0.1
Total interest expense	(94.3)	93.3	(1.0)	(1.9)	(112.1)	(114.0)
Net interest income	$245.6	$(208.0)	$37.6	$22.7	$(50.2)	$(27.5)

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the yield on total interest-bearing liabilities. During 2014, our net interest spread was 0.28 percent compared to 0.34 percent and 0.42 percent for the same periods in 2013 and 2012. Our net interest spread during 2014 was primarily impacted by a lower yield on total interest-earning assets, partially offset by an improved yield on total interest-bearing liabilities. The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances (including prepayment fees on advances, net) increased 19 percent during 2014 when compared to 2013 and decreased 26 percent during 2013 when compared to 2012. The increase in 2014 was primarily due to higher average volumes, offset in part by the low interest rate environment. Average advance volumes increased due to borrowings from a wide range of members with the most significant increase from a large depository institution member. The decrease in 2013 when compared to 2012 was primarily due to the low interest rate environment combined with lower advance prepayment fee income, offset in part by higher average volumes.

Investments

Interest income on investments increased four percent during 2014 when compared to 2013 and decreased 19 percent during 2013 when compared to 2012. The increase in 2014 was due mainly to the higher average volumes of MBS and money-market investments, partially offset by the low interest rate environment. Average MBS volumes increased due to the purchase of GSE and other U.S. obligation MBS during 2014. The decrease during 2013 when compared to 2012 was due mainly to the low interest rate environment and lower average volumes of other investments.

Mortgage Loans

Interest income on mortgage loans decreased four percent during 2014 when compared to 2013 and 11 percent during 2013 when compared to 2012. The decrease in both periods was due to lower average mortgage loan volumes and the low interest rate environment.

Bonds

Interest expense on bonds decreased seven percent during 2014 when compared to 2013 and 22 percent during 2013 when compared to 2012. The decrease in 2014 was primarily due to lower average bond volumes. Average bond volumes declined due to our increased utilization of discount notes to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity. The decrease in 2013 was primarily due to the low interest rate environment.

Discount Notes

Interest expense on discount notes increased 214 percent during 2014 when compared to 2013 and 20 percent during 2013 when compared to 2012. The increase in both periods was primarily due to higher average volumes. Discount notes were utilized to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

Reversal for Credit Losses on Mortgage Loans

During 2014 and 2013, we recorded reversals for credit losses on our mortgage loans of $2.4 million and $5.9 million due to reductions in loan delinquencies and improvements in housing markets. In addition, during 2013, we began utilizing external property valuations rather than average loss severity rates on our individually evaluated mortgage loans, which resulted in losses that were lower than previously estimated. During 2012, we did not record a provision or reversal for credit losses on our mortgage loans.

Other (Loss) Income

The following table summarizes the components of other (loss) income (dollars in millions):

	For the Years Ended December 31,
	2014	2013	2012
Other-than-temporary impairment losses	$—	$(1.4)	$—
Net gains (losses) on trading securities	68.0	(106.6)	23.1
Net gains from sale of available-for-sale securities	0.8	3.0	12.6
Net gains from sale of held-to-maturity securities	8.9	—	1.0
Net gains on consolidated obligations held at fair value	—	1.0	4.2
Net (losses) gains on derivatives and hedging activities	(123.4)	85.3	(24.8)
Net losses on extinguishment of debt	(12.7)	(25.7)	(76.8)
Other, net	7.1	9.9	11.4
Total other loss	$(51.3)	$(34.5)	$(49.3)

Other (loss) income can be volatile from period to period depending on the type of financial activity recorded. During 2014, other (loss) income was primarily impacted by losses on derivatives and hedging activities, gains on investment securities, and losses on the extinguishment of debt.

We use derivatives to manage interest rate risk, including mortgage prepayment risk. During 2014, 2013, and 2012, gains and losses on our derivatives and hedging activities were primarily attributable to the impact of changes in interest rates on fair value hedge relationships and on interest rate swaps that we utilize to economically hedge our trading securities portfolio.

We recorded losses on fair value hedge relationships of $40.1 million during 2014 through other (loss) income compared to gains of $12.0 million and $1.7 million during 2013 and 2012. The losses in 2014 were due to a divergence between the curves used to value our assets, liabilities, and derivatives. We use the LIBOR swap curve to discount cash flows on all hedged assets or liabilities in fair value hedging relationships where the hedged risk is changes in fair value attributable to changes in the designated benchmark interest rate, LIBOR. We utilize the LIBOR and Overnight-Index Swap (OIS) curves to discount cash flows on derivatives in fair value hedging relationships. During 2014, a divergence between the curves used to value our hedged items and related derivatives occurred. Due to this divergence and an increase in the volume of AFS investment hedge relationships that had longer terms to maturity, we experienced additional hedge ineffectiveness.

We recorded losses of $95.3 million on interest rate swaps that we utilize to economically hedge our trading securities portfolio during 2014 through other (loss) income compared to gains of $79.1 million in 2013 and losses of $20.9 million in 2012. These amounts were generally offset by gains and losses on the trading securities being hedged as noted below. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of our fair value and economic hedge relationships.

Trading securities are recorded at fair value with changes in fair value reflected through other (loss) income. During 2014, we recorded gains on trading securities of $68.0 million compared to losses of $106.6 million in 2013 and gains of $23.1 million in 2012. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities which are generally offset by changes in fair value on derivatives that we utilize to economically hedge the majority of these securities, as previously noted. In addition, we sold HTM and AFS securities during 2014 and realized gains of $8.9 million and $0.8 million. During 2013, we sold only AFS securities and realized gains of $3.0 million. During 2012, we sold HTM and AFS securities and realized gains of $1.0 million and $12.6 million.

We extinguish higher-costing debt from time to time in an effort to better match our projected asset cash flows and to reduce our future interest costs. During 2014, 2013 and 2012, we extinguished bonds with a total par value of $115.0 million, $162.1 million, and $556.1 million and recognized losses of $12.7 million, $25.7 million, and $76.8 million through other (loss) income.

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2014
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Balance Sheet	Total
Net interest income:
Net amortization/accretion[1]	$(31.7)	$—	$(1.9)	$23.5	$—	$(10.1)
Net interest settlements	(163.4)	(115.2)	—	70.3	—	(208.3)
Total impact to net interest income	(195.1)	(115.2)	(1.9)	93.8	—	(218.4)
Other (loss) income:
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	1.8	(44.1)	—	2.2	—	(40.1)
(Losses) gains on economic hedges	(0.1)	(95.3)	(0.4)	12.5	—	(83.3)
Total net gains (losses) on derivatives and hedging activities	1.7	(139.4)	(0.4)	14.7	—	(123.4)
Net gains on trading securities[2]	—	68.1	—	—	—	68.1
Net amortization/accretion[3]	—	—	—	(0.4)	—	(0.4)
Total impact to other (loss) income	1.7	(71.3)	(0.4)	14.3	—	(55.7)
Total net effect of hedging activities[4]	$(193.4)	$(186.5)	$(2.3)	$108.1	$—	$(274.1)

	For the Year Ended December 31, 2013
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Balance Sheet[5]	Total
Net interest income:
Net amortization/accretion[1]	$(34.9)	$—	$(3.8)	$46.1	$—	$7.4
Net interest settlements	(163.1)	(42.5)	—	59.7	—	(145.9)
Total impact to net interest income	(198.0)	(42.5)	(3.8)	105.8	—	(138.5)
Other (loss) income:
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	2.8	8.6	—	0.6	—	12.0
Gains (losses) on economic hedges	0.1	79.1	0.3	(10.2)	4.0	73.3
Total net gains (losses) on derivatives and hedging activities	2.9	87.7	0.3	(9.6)	4.0	85.3
Net losses on trading securities[2]	—	(106.6)	—	—	—	(106.6)
Net gains on consolidated obligations held at fair value	—	—	—	1.0	—	1.0
Net amortization/accretion[3]	—	2.9	—	(1.2)	—	1.7
Total impact to other (loss) income	2.9	(16.0)	0.3	(9.8)	4.0	(18.6)
Total net effect of hedging activities[4]	$(195.1)	$(58.5)	$(3.5)	$96.0	$4.0	$(157.1)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships included in net interest income.

2
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3
Represents the amortization/accretion of fair value hedging adjustments on closed bond hedge relationships included in other (loss) income as a result of debt extinguishments and/or closed investment hedge relationships included in other (loss) income as a result of investment sales.

4	The hedging activity tables do not include the interest component on the related hedged items or the gross advance prepayment fee income on terminated advance hedge relationships.

5	Represents net gains on interest rate caps. We did not hold any interest rate caps during 2014.

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2012
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Balance Sheet[5]	Total
Net interest income:
Net amortization/accretion[1]	$(373.2)	$—	$(5.1)	$50.6	$—	$(327.7)
Net interest settlements	(195.7)	(12.7)	—	123.9	—	(84.5)
Total impact to net interest income	(568.9)	(12.7)	(5.1)	174.5	—	(412.2)
Other (loss) income:
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	3.4	1.1	—	(2.8)	—	1.7
Losses (gains) on economic hedges	(0.3)	(23.4)	(1.5)	8.9	(13.1)	(26.5)
Total net gains (losses) on derivatives and hedging activities	3.1	(22.3)	(1.5)	6.1	(13.1)	(24.8)
Net gains on trading securities[2]	—	23.6	—	—	—	23.6
Net gains on consolidated obligations held at fair value	—	—	—	2.8	—	4.2
Net amortization/accretion[3]	—	—	—	4.1	—	4.1
Total impact to other (loss) income	3.1	1.3	(1.5)	13.0	(13.1)	7.1
Total net effect of hedging activities[4]	$(565.8)	$(11.4)	$(6.6)	$187.5	$(13.1)	$(405.1)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships included in net interest income.

2
Represents the net gains on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3	Represents the amortization/accretion of fair value hedging adjustments on closed bond hedge relationships included in other (loss) income as a result of debt extinguishments.

4	The hedging activities table does not include the interest component on the related hedged items or the gross advance prepayment fee income on terminated advance hedge relationships.

5	Represents net losses on interest rate caps.

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities and the maturity, call, or prepayment of assets or liabilities previously in hedge relationships. Amortization/accretion on mortgage loans and consolidated obligation bonds during 2014, 2013, and 2012 resulted primarily from the normal amortization of existing fair value hedging adjustments. The significant change in advance amortization over the past three years was due primarily to advance prepayments. When an advance prepays, we terminate the fair value hedge relationship and fully amortize the remaining fair value hedging adjustments through earnings. During 2014, 2013, and 2012, we fully amortized $24.1 million, $15.6 million and $347.5 million of fair value hedging adjustments on prepaid advances. This amortization was offset by gross advance prepayment fee income of $30.5 million, $21.5 million, and $375.6 million during 2014, 2013, and 2012. The hedging activity tables do not include the impact of the gross advance prepayment fee income.

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

GAINS (LOSSES) ON FAIR VALUE HEDGES

Gains (losses) on fair value hedges are driven by hedge ineffectiveness. Hedge ineffectiveness occurs when changes in the fair value of the derivative and the related hedged item do not perfectly offset each other. The factors that affect hedge ineffectiveness include changes in the benchmark interest rate, volatility, and the divergence in valuation curves used to value our assets, liabilities and derivatives. We use the LIBOR swap curve to discount cash flows on all hedged assets or liabilities in fair value hedging relationships where the hedged risk is changes in fair value attributable to changes in the designated benchmark interest rate, LIBOR. We utilize the LIBOR and OIS curves to discount cash flows on derivatives in fair value hedging relationships. During 2014, a divergence between the curves used to value our hedged items and related derivatives occurred. Due to this divergence and an increase in the volume of AFS investment hedge relationships that had longer terms to maturity, we experienced additional hedge ineffectiveness. As we expect to hold these instruments to maturity, we anticipate that these losses will reverse over the remaining life of the hedge relationship.

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

	For the Years Ended December 31,
	2014	2013	2012
(Losses) gains on interest rate swaps economically hedging our investments	$(72.9)	$101.4	$(6.4)
Losses on forward settlement agreements (TBAs)	—	—	(2.5)
Interest settlements	(22.4)	(22.3)	(14.5)
Net (losses) gains on investment derivatives	(95.3)	79.1	(23.4)
Net gains (losses) on related trading securities	68.1	(106.6)	23.6
Net (losses) gains on economic investment hedge relationships	$(27.2)	$(27.5)	$0.2

Consolidated Obligations

Derivatives used to hedge consolidated obligations in a fair value hedge relationship that fail retrospective hedge effectiveness testing are considered to be ineffective and are required to be accounted for as economic derivatives. We may also utilize interest rate swaps to economically hedge against changes in fair value on consolidated obligations elected under the fair value option. Gains and losses on these economic derivatives are primarily due to changes in interest rates. At December 31, 2014, we did not hold any interest rate swaps in ineffective fair value hedge relationships. In addition, all bonds previously elected under the fair value option and the related interest rate swaps had matured.

The following table summarizes gains and losses on these economic derivatives as well as the related consolidated obligations elected under the fair value option (dollars in millions):

	For the Years Ended December 31,
	2014	2013	2012
(Losses) gains on interest rate swaps economically hedging our consolidated obligations	$—	$(1.5)	$8.7
Gains (losses) on interest rate swaps in ineffective fair value hedge relationships	10.3	(15.4)	(0.7)
Interest settlements	2.2	6.7	3.8
Net gains (losses) on consolidated obligation derivatives	12.5	(10.2)	11.8
Net gains on related consolidated obligations elected under the fair value option	—	1.0	4.2
Net gains (losses) on economic consolidated obligation hedge relationships	$12.5	$(9.2)	$16.0

Balance Sheet

We may utilize interest rate caps or floors from time to time to economically hedge our mortgage assets against increases or decreases in interest rates. Gains and losses on these economic derivatives are due to changes in interest rates and volatility. During 2014, we did not hold any interest rate caps or floors outstanding related to our mortgage assets. During 2013, we recorded net gains on interest rate caps of $4.0 million compared to net losses of $13.1 million in 2012.

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Years Ended December 31,
	2014	2013	2012
Compensation and benefits	$32.2	$33.1	$32.0
Contractual services	7.0	6.6	6.0
Professional fees	5.5	3.7	5.1
Other operating expenses	9.9	9.8	9.1
Total operating expenses	54.6	53.2	52.2
Federal Housing Finance Agency	3.9	3.1	4.5
Office of Finance	3.8	3.1	2.8
Other, net	5.0	3.1	8.0
Total other expense	$67.3	$62.5	$67.5

Other expense increased $4.8 million during 2014 when compared to 2013 and decreased $5.0 million during 2013 when compared to 2012. The increase in 2014 was due to higher professional fees incurred as a result of the proposed merger and the Bank's initiative to replace its core banking system, and increased net losses on REO recorded through "other, net". The decrease in 2013 when compared to 2012 was primarily due to a reduction in losses on REO.

STATEMENTS OF CONDITION

Financial Highlights

Our total assets increased to $95.5 billion at December 31, 2014 from $73.0 billion at December 31, 2013. Our total liabilities increased to $91.2 billion at December 31, 2014 from $69.5 billion at December 31, 2013. Total capital increased to $4.3 billion at December 31, 2014 from $3.5 billion at December 31, 2013. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	December 31,
	2014	2013
Commercial banks	$45,037	$28,237
Thrifts	1,476	1,249
Credit unions	927	686
Insurance companies	17,012	15,136
Total member advances	64,452	45,308
Housing associates	57	8
Non-member borrowers	443	44
Total par value	$64,952	$45,360
Our total advance par value increased $19.6 billion or 43 percent at December 31, 2014 when compared to December 31, 2013. The increase was due to borrowings from a wide range of members with the most significant increase from a large depository institution member.

The following table summarizes our advances by product type (dollars in millions):

	December 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Variable rate	$46,717	71.9	$27,906	61.5
Fixed rate	17,739	27.3	17,054	37.6
Amortizing	496	0.8	400	0.9
Total par value	64,952	100.0	45,360	100.0
Discounts	(6)		(8)
Fair value hedging adjustments	222		298
Total advances	$65,168		$45,650

Fair value hedging adjustments decreased $75.4 million or 25 percent at December 31, 2014 when compared to December 31, 2013. The decrease was primarily due to a decrease in cumulative fair value adjustments on advances in fair value hedge relationships resulting from changes in interest rates.

At December 31, 2014 and 2013, advances outstanding to our five largest member borrowers totaled $42.6 billion and $26.7 billion, representing 66 and 59 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at December 31, 2014 (dollars in millions):

	Amount	% of Total
Wells Fargo Bank, National Association	$34,000	52.3
TH Insurance Holdings Company LLC	2,500	3.9
Transamerica Life Insurance Company[1]	2,350	3.6
HICA Education Loan Corporation	2,000	3.1
Principal Life Insurance Company	1,750	2.7
Total par value	$42,600	65.6

1	Excludes $400.0 million of outstanding advances with Transamerica Premier Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

We manage our credit exposure to advances through an approach that provides for an established credit limit for each borrower, ongoing reviews of each borrower's financial condition, and detailed collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our borrowers in accordance with the FHLBank Act, Finance Agency regulations, and other applicable laws and regulations.

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of December 31, 2014 and December 31, 2013. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	December 31,
	2014	2013
Fixed rate conventional loans	$5,916	$5,945
Fixed rate government-insured loans	570	547
Total unpaid principal balance	6,486	6,492
Premiums	82	81
Discounts	(12)	(16)
Basis adjustments from mortgage loan commitments	11	8
Total mortgage loans held for portfolio	6,567	6,565
Allowance for credit losses	(5)	(8)
Total mortgage loans held for portfolio, net	$6,562	$6,557

Our mortgage loans remained relatively stable at December 31, 2014 when compared to December 31, 2013. Over the years, our member base of MPF loans has evolved from large-volume loan purchases from a small number of large PFIs, including Superior Guaranty Insurance Company (Superior), to purchasing the majority of our MPF loans from a diverse base of community financial institutions. At December 31, 2014 and 2013, mortgage loans outstanding from Superior amounted to $1.2 billion and $1.5 billion. We have not purchased any mortgage loans from Superior since 2004.

We manage our credit risk exposure on mortgage loans by (i) using agreements to establish credit risk sharing responsibilities with our PFIs, (ii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs, and (iii) establishing credit loss reserves to reflect management's estimate of probable credit losses inherent in the portfolio.

Our allowance for credit losses declined $3.1 million or 39 percent at December 31, 2014 when compared to December 31, 2013 due to a reversal for credit losses on our mortgage loans of $2.4 million and charge-offs of $0.7 million during the year. The reversal was due to a reduction in loan delinquencies and improvements in housing markets. During 2013, we began utilizing external property valuations rather than average loss severity rates on our individually evaluated mortgage loans, which resulted in losses that were lower than previously estimated. For additional discussion on our mortgage loan credit risk, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	December 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	5,091	22.1	8,200	40.7
Federal funds sold	1,860	8.1	1,200	6.0
Total short-term investments	6,952	30.2	9,401	46.7
Long-term investments[2]
Interest-bearing deposits	1	—	1	—
Mortgage-backed securities
GSE single-family	2,826	12.2	3,449	17.1
GSE multifamily	7,465	32.4	4,683	23.3
Other U.S. obligations single-family	1,979	8.6	5	—
Other U.S. obligations commercial	2	—	2	—
Private-label residential	25	0.1	30	0.2
Total mortgage-backed securities	12,297	53.3	8,169	40.6
Non-mortgage-backed securities
Other U.S. obligations	420	1.8	448	2.2
GSE obligations	2,849	12.3	1,489	7.4
State or local housing agency obligations	96	0.4	95	0.5
Other	464	2.0	528	2.6
Total non-mortgage-backed securities	3,829	16.5	2,560	12.7
Total long-term investments	16,126	69.8	10,730	53.3
Total investments	$23,079	100.0	$20,131	100.0

1	Short-term investments have original maturities of less than one year.

2	Long-term investments have original maturities of greater than one year.

Our investments increased $2.9 billion or 15 percent at December 31, 2014 when compared to December 31, 2013. The increase was primarily due to the purchase of GSE and other U.S. obligation MBS during the year. This was partially offset by a reduction in short-term investments. At December 31, 2014, we had GSE MBS purchases with a total par value of $298.2 million that had traded but not yet settled. These investments have been recorded as "available-for-sale securities" in our Statements of Condition with a corresponding payable recorded in "other liabilities". The Finance Agency limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. At December 31, 2014 and 2013, our ratio of MBS to regulatory capital was 2.89 and 2.45.

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

At December 31, 2014, we did not consider any of our securities to be other-than-temporarily impaired. At December 31, 2013, we had one non-MBS classified as AFS for which we previously changed our intent and decided to sell. As a result, this security was deemed other-than-temporarily impaired. As such, during 2013, we recorded OTTI charges of $1.4 million on this security through "Other-than-temporary impairment losses" in the Statements of Income. This security was subsequently sold in January of 2014. We did not consider any of our other securities to be other-than-temporarily impaired at December 31, 2013. Refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at December 31, 2014.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At December 31, 2014 and 2013, the carrying value of consolidated obligations for which we are primarily liable totaled $90.1 billion and $68.3 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	December 31,
	2014	2013
Par value	$57,781	$38,144
Discounts	(8)	(7)
Total	$57,773	$38,137

Our discount notes increased $19.6 billion or 51 percent at December 31, 2014 when compared to December 31, 2013. The increase was primarily due to our increased utilization of shorter-term discount notes to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

For additional information on our discount notes, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

BONDS

The following table summarizes information on our bonds (dollars in millions):

	December 31,
	2014	2013
Total par value	$32,333	$30,205
Premiums	21	22
Discounts	(18)	(18)
Fair value hedging adjustments	26	(14)
Total bonds	$32,362	$30,195

Our bonds increased $2.2 billion or seven percent at December 31, 2014 when compared to December 31, 2013. During 2014, we utilized consolidated obligation bonds as well as shorter-term discount notes to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

Fair value hedging adjustments changed $40.6 million or 286 percent at December 31, 2014 when compared to December 31, 2013. The change was primarily due to an increase in cumulative fair value adjustments on bonds in fair value hedge relationships resulting from changes in interest rates.

Fair Value Option Bonds

We elected the fair value option for certain bonds that did not qualify for hedge accounting, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. At December 31, 2014, we did not have any bonds recorded under the fair value option. At December 31, 2013, approximately $0.1 billion of our bonds were recorded under the fair value option. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Hedging Activities" for additional details on the income statement impact of these bonds and the related economic derivatives.

For additional information on our bonds, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Deposits

Deposit levels will vary based on member alternatives for short-term investments. Our deposits decreased $0.2 billion or 27 percent at December 31, 2014 when compared to December 31, 2013 due primarily to a decrease in non-interest-bearing deposits. The following table summarizes our term deposits with a denomination of $100,000 or more by remaining maturity (dollars in millions):

	December 31,
	2014	2013
Three months or less	$10	$9
Over three months but within six months	2	—
Over six months but within 12 months	3	—
Total	$15	$9

Capital

The following table summarizes information on our capital (dollars in millions):

	December 31,
	2014	2013
Capital stock	$3,469	$2,692
Retained earnings	720	678
Accumulated other comprehensive income	123	87
Total capital	$4,312	$3,457

Our capital increased $0.9 billion or 25 percent at December 31, 2014 when compared to December 31, 2013. The increase was primarily due to an increase in capital stock, accumulated other comprehensive income (AOCI), and retained earnings. Capital stock increased primarily due to additional activity-based capital stock held driven by the growth in advances. AOCI increased due to an increase in unrealized gains on AFS securities resulting primarily from changes in interest rates and increased volumes of MBS securities. Retained earnings increased due to net income earned in excess of dividends paid. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital stock activity.

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

	December 31,
	2014	2013
Interest rate swaps
Noncallable	$26,432	$28,533
Callable by counterparty	13,247	5,680
Callable by the Bank	37	82
Total interest rate swaps	39,716	34,295
Forward settlement agreements (TBAs)	65	28
Mortgage delivery commitments	70	30
Total notional amount	$39,851	$34,353

The notional amount of our derivative contracts increased $5.5 billion or 16 percent at December 31, 2014 when compared to December 31, 2013. During 2014, we increased our utilization of swapped consolidated obligation bonds in addition to short-term discount notes, to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At December 31, 2014 and 2013, the total par value of outstanding consolidated obligations for which we are primarily liable was $90.1 billion and $68.3 billion. At December 31, 2014 and 2013, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $757.1 billion and $698.5 billion.

During 2014, proceeds from the issuance of bonds and discount notes were $24.6 billion and $215.0 billion compared to $38.2 billion and $129.6 billion for the same period in 2013. We continued to issue shorter-term discount notes as well as step-up, callable, and term fixed rate consolidated obligation bonds to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of February 28, 2015, our consolidated obligations were rated AA+/A-1+ by Standard and Poor's and Aaa/P-1 by Moody's and both ratings had a stable outlook. For further discussion of how credit rating changes may impact us in the future, refer to “Item 1A. Risk Factors.”

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of February 28, 2015, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During 2014, payments on consolidated obligations totaled $217.9 billion compared to $142.3 billion for the same period in 2013. A portion of these payments were due to the call and extinguishment of certain higher-costing par value bonds in an effort to better match our projected asset cash flows and reduce our future interest costs. During 2014 and 2013, we called bonds with a total par value of $3.7 billion and $1.5 billion and extinguished bonds with a total par value of $115.0 million and $162.1 billion.

During 2014, advance disbursements totaled $119.8 billion compared to $88.7 billion for the same period in 2013. The increase was due to borrowings from a wide range of members with the most significant increase from a large depository institution member.

Investment purchases (excluding overnight investments) totaled $170.1 billion during 2014 compared to $119.0 billion for the same period in 2013. The increase was primarily due to the purchase of money market investments, including secured resale agreements, in an effort to manage our liquidity position and counterparty credit risk.

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

LIQUIDITY REQUIREMENTS

Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2014	2013
Unencumbered marketable assets maturing within one year	$7.5	$10.2
Advances maturing in seven days or less	1.4	0.6
Unencumbered assets available for repurchase agreement borrowings	14.1	9.7
Total contingent liquidity	23.0	20.5
Liquidity needs for five calendar days	2.0	4.8
Excess contingent liquidity[1]	$21.0	$15.7

1	Increase in excess contingent liquidity due primarily to secured resale agreements maturing within one year.

Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2014	2013
Advances with maturities not exceeding five years	$58.6	$38.2
Deposits in banks or trust companies	—	—
U.S. Treasury obligations	—	—
Total	58.6	38.2
Deposits[1]	0.5	0.8
Excess liquidity[2]	$58.1	$37.4

1    Amount does not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2    Increase in excess liquidity due primarily to advance borrowings from a depository institution member during 2014.

Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2014	2013
Qualifying assets free of lien or pledge	$95.3	$72.8
Consolidated obligations outstanding	90.1	68.3
Excess liquidity	$5.2	$4.5
At December 31, 2014 and 2013 and throughout 2014 and 2013, we were in compliance with all three of the Finance Agency liquidity requirements.
In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At December 31, 2014 and 2013 and throughout 2014 and 2013, we were in compliance with this liquidity guidance.

Capital

CAPITAL REQUIREMENTS

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, which includes mandatorily redeemable capital stock, and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all capital stock, including mandatorily redeemable capital stock, and retained earnings. It does not include AOCI. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At December 31, 2014 and 2013 and throughout 2014 and 2013, we were in compliance with all three of the Finance Agency's regulatory capital requirements. Refer to "Item 8. Financial Statements and Supplementary Data — Note 15 — Capital" for additional information.

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

The capital stock requirements established in our Capital Plan are designed so that we remain adequately capitalized as member activity changes. Our Board of Directors may make adjustments to the capital stock requirements within ranges established in our Capital Plan. Capital stock owned by members in excess of their capital stock requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At December 31, 2014 and 2013, we had no excess capital stock outstanding.
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
The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	December 31,
	2014	2013
Commercial banks	$2,313	$1,619
Thrifts	105	96
Credit unions	122	106
Insurance companies	929	871
Total GAAP capital stock	3,469	2,692
Mandatorily redeemable capital stock	24	9
Total regulatory capital stock	$3,493	$2,701

Approximately 82 and 77 percent of our total regulatory capital stock outstanding at December 31, 2014 and 2013 was activity-based capital stock that fluctuates with the outstanding balances of advances made to members and mortgage loans purchased from members. The increase in capital stock held by commercial banks in 2014 was due primarily to increased advance activity with a depository institution member.

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
For GAAP purposes, mandatorily redeemable capital stock is not included as a component of capital. For determining compliance with our regulatory capital requirements, the Finance Agency requires that such outstanding capital stock be considered capital. At December 31, 2014 and 2013, we had $24.4 million and $8.7 million of mandatorily redeemable capital stock. The increase was primarily due to a member merging out of district during the fourth quarter of 2014. For additional information on our mandatorily redeemable capital stock, refer to "Item 8. Financial Statements and Supplementary Data — Note 15 — Capital."

RETAINED EARNINGS
Our ERMP requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we will establish an action plan as determined by our Board of Directors to enable us to return to our targeted level of retained earnings within twelve months. At December 31, 2014, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.
We entered into a JCE Agreement with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance our capital position over time. It requires us to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At December 31, 2014 and 2013, our restricted retained earnings balance totaled $75.0 million and $50.8 million. One percent of our average balance of outstanding consolidated obligations for the three months ended September 30, 2014 was $834.2 million. For more information on our JCE Agreement, refer to "Item 1. Business — Capital and Dividends — Retained Earnings."

DIVIDENDS

Our Board of Directors may declare and pay different dividends for each subclass of capital stock. Dividend payments may be made in the form of cash and/or additional shares of capital stock. Historically, we have only paid cash dividends. By regulation, we may pay dividends from current earnings or unrestricted retained earnings, but we may not declare a dividend based on projected or anticipated earnings. We are prohibited from paying a dividend in the form of additional shares of capital stock, if after the issuance, the outstanding excess capital stock would be greater than one percent of our total assets. In addition, we may not declare or pay a dividend if the par value of our capital stock is impaired or is projected to become impaired after paying such dividend. Our Board of Directors may not declare or pay dividends if it would result in our non-compliance with regulatory capital requirements.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Years Ended December 31,
	2014	2013	2012
Aggregate cash dividends paid	$78.9	$53.5	$58.5
Effective combined annualized dividend rate paid on capital stock	2.82%	2.61%	2.82%
Annualized dividend rate paid on membership capital stock	0.50%	0.50%	1.12%
Annualized dividend rate paid on activity-based capital stock	3.50%	3.50%	3.50%
Average three-month LIBOR	0.23%	0.27%	0.43%

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

We categorize our financial instruments carried at fair value into a three-level hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs used to value the asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. At December 31, 2014 and 2013, we did not carry any financial assets or liabilities, measured on a recurring basis, at fair value in our Statements of Condition based on unobservable inputs.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 17 — Fair Value” for additional discussion on our fair value measurements.

Derivatives and Hedging Activities

All derivatives are recognized in the Statements of Condition at their fair values and reported as either derivative assets or derivative liabilities, net of cash collateral and accrued interest from counterparties and/or clearing agents.
Each derivative is designated as one of the following:

•	a fair value hedge of an associated financial instrument or firm commitment; or

•	an economic hedge to manage certain defined risks in our Statements of Condition.
FAIR VALUE HEDGES
If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the fair value hedging relationship and an expectation to be highly effective, they qualify for fair value hedge accounting and the offsetting changes in fair value of the hedged items are recorded in earnings. Two approaches to fair value hedge accounting include:

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

Changes in the fair value of a derivative that is designated as a fair value hedge, along with changes in the fair value of the hedged item, are recorded in other (loss) income as “Net (losses) gains on derivatives and hedging activities.” The amount by which the change in fair value of the derivative differs from the change in fair value of the hedged item is known as hedge ineffectiveness.

ECONOMIC HEDGES
An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under our risk management program. Changes in the fair value of a derivative that is designated as an economic hedge are recorded in other (loss) income as “Net (losses) gains on derivatives and hedging activities” with no offsetting fair value adjustments for the underlying assets, liabilities, or firm commitments, unless changes in the fair value of the asset or liability are normally marked to fair value through earnings (e.g., trading securities and fair value option instruments).
ACCRUED INTEREST RECEIVABLES AND PAYABLES
The net settlements of interest receivables and payables related to derivatives designated as fair value hedges are recognized as adjustments to the interest income or interest expense of the designated hedged item. The net settlements of interest receivables and payables related to derivatives designated as economic hedges are recognized in other (loss) income as “Net (losses) gains on derivatives and hedging activities.”
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

CREDIT PRODUCTS

We manage our credit exposure to credit products through an approach that includes establishing a credit limit for each borrower, ongoing reviews of each borrower's financial condition, and detailed collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our borrowers in accordance with the FHLBank Act, Finance Agency regulations, and other applicable laws.

We are required by regulation to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the unpaid principal balance or market value, if available, of the collateral. Eligible collateral includes (i) whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and FFELP guaranteed student loans, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. In addition, CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each member's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At December 31, 2014 and 2013, we had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of our outstanding extensions of credit.

We have never experienced a credit loss on our credit products. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on our credit products, management has determined that there were no probable credit losses on our credit products as of December 31, 2014 and 2013. Accordingly, we have not recorded any allowance for credit losses.

GOVERNMENT-INSURED MORTGAGE LOANS

We invest in government-insured fixed rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, we only have credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote. As a result, we did not establish an allowance for credit losses for our government-insured mortgage loans at December 31, 2014 and 2013. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage loan portfolio at the balance sheet date. At December 31, 2014 and 2013, our allowance for credit losses on conventional mortgage loans was $4.9 million and $8.0 million. The measurement of our allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, (iii) estimating additional credit losses in the conventional mortgage loan portfolio, (iv) considering the recapture of performance-based credit enhancement fees from the PFI, if available, and (v) considering the credit enhancement obligation of the PFI, if estimated losses exceed the FLA.

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

Individually Identified Conventional Mortgage Loans

We individually evaluate certain conventional mortgage loans, including troubled debt restructurings (TDRs) and collateral-dependent loans, for impairment. Our TDRs include loans granted under our temporary loan modification plan and loans discharged under Chapter 7 bankruptcy that have not been reaffirmed by the borrower. We generally measure impairment of TDRs based on the present value of expected future cash flows discounted at the loan's effective interest rate. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. Our collateral-dependent loans include loans in process of foreclosure, loans 180 days or more past due, and bankruptcy loans and TDRs 60 days or more past due. We measure impairment of collateral-dependent loans based on the estimated fair value of the underlying collateral, which is determined using property values, less selling costs and expected proceeds from the PMI. Prior to January 1, 2014, we only evaluated TDRs and collateral-dependent loans that were in process of foreclosure on an individual basis.

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

Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not. At December 31, 2014 and 2013, we determined that the amount of performance-based credit enhancement fees available for recapture from the PFIs at the master commitment level was immaterial. As such, we did not factor credit enhancement fees into our estimate of allowance for credit losses.

PFI Credit Enhancement Obligation

When reserving for estimated credit losses, we may take into consideration the PFI credit enhancement obligation, which is intended to absorb losses in excess of the FLA. At December 31, 2014 and 2013, we determined that the amount of credit enhancement obligation available to offset losses was immaterial. As such, we did not factor credit enhancement obligation into our estimate of the allowance for credit losses.

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

BANK DEVELOPMENTS

Potential Merger

On September 25, 2014, the boards of directors of the Bank and the Seattle Bank executed a definitive merger agreement after receiving unanimous approval from their boards of directors. Material details of the merger agreement are included in the Bank’s Form 8-K filed with the SEC on September 25, 2014.
On October 31, 2014, the banks submitted a joint merger application to the Finance Agency. The Finance Agency approved the merger application on December 19, 2014, subject to the satisfaction of specific closing conditions set forth in the Finance Agency's approval letter, including the ratification of the merger by members of both banks.

On January 12, 2015, the banks mailed a joint merger disclosure statement, voting ballots. and related materials to their respective members and requested that ballots be returned by the close of business on February 23, 2015. Additional details regarding the disclosure statement can be found in the Bank's Form 8-K filed with the SEC on January 12, 2015.
On February 27, 2015, the banks issued a joint press release announcing the ratification of the merger by members of both banks. The consummation of the merger will be effective only after the Finance Agency determines that the closing conditions identified in the approval letter have been satisfied and the Finance Agency determines that the continuing bank's organizational certificate complies with the requirements of the Finance Agency's merger rules. Assuming the Finance Agency makes these determinations, the merger is expected to be effective on May 31, 2015.
We believe that the merger would combine two complementary organizations with similar cultures, membership characteristics, and solid financial positions. The continuing bank would remain a member-owned and member-centric cooperative, deeply focused on helping its members strengthen their institutions to better serve their customers and communities. It would provide funding solutions for more than 1,500 member financial institutions in 13 states and the U.S. Pacific territories. The continuing bank would be headquartered in Des Moines.
LEGISLATIVE AND REGULATORY DEVELOPMENTS

The legislative and regulatory environment in which the Bank and its members operate continues to evolve as a result of regulations enacted pursuant to the Housing Act and the Dodd-Frank Act. Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance, community lending and liquidity mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Federal Housing Finance Agency Proposed Rule
The Finance Agency issued on September 12, 2014, a proposed rule that would:

•
Impose a new test on all FHLBank members that requires them to maintain at least one percent of their assets in long term first-lien home mortgage loans, including MBS backed by such loans, on an ongoing basis, with maturities of five years or more to maintain their membership in their respective FHLBank. The proposal also suggests the possibility of a two percent or a five percent test as options.

•
Require all insured depository members (other than FDIC-insured depositories with less than $1.1 billion in assets) to maintain, on an ongoing basis (rather than only at the time of application for membership as required by current regulations), at least 10 percent of their assets in a broader range of residential mortgage loans, including those secured by junior liens and MBS, in order to maintain their membership in the FHLBanks.

•
Eliminate all currently eligible captive insurance companies from FHLBank membership. Current captive insurance company members would have their memberships terminated five years after this rule is finalized. There would be restrictions on the level and maturity of advances that FHLBanks could make to these members during the sunset period. Under the proposed rule, a captive insurance company is a company that is authorized under state law to conduct an insurance business but whose primary business is not the underwriting of insurance for non-affiliated persons or entities; and

•
Clarify how an FHLBank should determine the “principal place of business” of an insurance company or CDFI for purposes of membership. The proposed rule would also change the way the principal place of business is determined for an institution that becomes a member of an FHLBank after issuance of the final rule. Current rules define an institution’s principal place of business as the state in which it maintains its home office. The proposal would add a second component requiring an institution to conduct business operations from the home office in order for that state to be considered its principal place of business. The changes would apply prospectively.

If the proposed rule is adopted in its current form, our financial condition and results of operation may be materially impacted due to loss of members and potential members. Refer to "Item 1A. Risk Factors" for additional discussion of the potential impact of the proposed rule on the Bank.

Federal Home Loan Bank Capital Stock and Capital Plans

The Finance Agency issued on October 8, 2014, a proposed rule that would transfer existing parts 931 and 933 of the Federal Housing Finance Board regulations, which address requirements for FHLBanks’ capital stock and capital plans, to new Part 1277 of the Finance Agency regulations (Capital Proposed Rule). The Capital Proposed Rule would not make any substantive changes to these requirements, but would delete certain provisions that applied only to the one-time conversion of FHLBank stock to the new capital structure required by the Gramm-Leach-Bliley Act. The Capital Proposed Rule would also make certain clarifying changes so that the rules would more precisely reflect long-standing practices and requirements with regard to transactions in FHLBank stock. If adopted as proposed, it is not expected that the Capital Proposed Rule would have a significant impact on our financial condition or operations.

Margin and Capital Requirements for Covered Swap Entities

On September 3, 2014, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the Finance Agency (collectively, the Agencies), jointly proposed a rule to establish minimum margin collection requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (collectively, Swap Entities) that are subject to the jurisdiction of one of the Agencies (the Proposed Rule). In addition, the Proposed Rule affords the Agencies discretion to subject other persons to the Proposed Rule’s requirements (such persons, together with Swap Entities, Covered Swap Entities).

The Proposed Rule would subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $3 billion or more in uncleared swaps) to a mandatory two-way initial margin requirement. The amount of the initial margin required to be posted or collected would be either the amount calculated using a standardized schedule set forth in the Proposed Rule, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model conforming to the requirements of the Proposed Rule that is approved by the applicable Agency. The Proposed Rule specifies the types of collateral that may be posted as initial margin (generally, cash, certain government securities, certain liquid debt, certain equity securities and gold); and sets forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and may not be rehypothecated.
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
We would not be a Covered Swap Entity under the Proposed Rule, although the Finance Agency has discretion to designate us as a Covered Swap Entity. Rather, we would be a financial end-user under the Proposed Rule, and we would likely have material swaps exposure upon the effective date of the Proposed Rule’s initial margin requirement.
Since we are currently posting and collecting variation margin on our non-cleared swaps, it is not anticipated that the Proposed Rule’s variation margin requirement, if adopted, would have a material impact on our costs. However, if the Proposed Rule’s initial margin requirement is adopted, it is anticipated that our cost of engaging in non-cleared swaps would increase.

Finance Agency Proposed Rule on Responsibilities of Boards of Directors; Corporate Practices and Corporate Governance Matters

On January 28, 2014, the Finance Agency published a proposed rule to relocate and consolidate existing Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae, Freddie Mac, and the FHLBanks (each a "regulated entity"). The proposed rule would make certain amendments or additions to the corporate governance rules currently applicable to the FHLBanks, including provisions to:

•
revise existing risk management provisions to better align them with more recent proposals of the Federal Reserve Board, including requirements that each regulated entity adopt an enterprise wide risk management program and appoint a chief risk officer with certain enumerated responsibilities;

•
require each regulated entity to maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and must regularly report to the board of directors (or a board committee);

•	require each regulated entity’s board to establish committees specifically responsible for the following matters: (a) risk management; (b) audit; (c) compensation; and (d) corporate governance;

•
require each FHLBank to designate in its bylaws a body of law to follow for its corporate governance practices and procedures that may arise for which no federal law controls, choosing from (a) the law of the jurisdiction in which the FHLBank maintains its principal office; (b) the Delaware General Corporation Law; or (c) the Revised Model Business Corporation Act. The proposed rule states that the Finance Agency has the authority to review a regulated entity’s indemnification policies, procedures and practices and may limit or prohibit indemnification payments in support of the safe and sound operations of the regulated entity.

Finance Agency Final Rule on Executive Compensation

On January 28, 2014, the Finance Agency issued a final rule effective February 27, 2014 setting forth requirements and processes with respect to compensation provided to executive officers of the FHLBanks and the Office of Finance. The final rule addresses the authority of the Director of the Finance Agency to: 1) approve executive officer agreements that provide for compensation in connection with termination of employment and 2) review the compensation arrangements of executive officers of the FHLBanks and to prohibit an FHLBank or the Office of Finance from providing compensation to any executive officer that the Director determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities.

Finance Agency Final Rule on Golden Parachute Payments

On January 28, 2014, the Finance Agency issued a final rule effective February 27, 2014 setting forth the standards that the Director of the Finance Agency will take into consideration when determining whether to limit or prohibit golden parachute payments. The primary impact of this final rule is to better conform existing Finance Agency regulations on golden parachutes with FDIC golden parachute regulations and to further limit golden parachute payments made by an FHLBank or the Office of Finance that is assigned a less than satisfactory composite Finance Agency examination rating.

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

Money Market Mutual Fund Reform

On July 23, 2014, the SEC approved final regulations governing money market mutual funds. The final regulations, among other things, will:

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

The final regulations do not change the existing regulatory treatment of our consolidated obligations as liquid assets. Consolidated obligation discount notes continue to be included in the definition of “daily liquid assets,” and the definition of “weekly liquid assets” continues to include our consolidated obligation discount notes with a remaining maturity up to 60 days. The future impact of these regulations on demand for our consolidated obligations is unknown.

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

Other exemptions from the credit risk requirement include certain mortgage loans secured by one-to-four unit residential properties that meet the criteria for QM and certain types of community-focused residential mortgages (including extensions of credit made by community development financial institutions). The final rule also includes a provision that requires the agencies to periodically review the definition of QRM, the exemption for certain community-focused residential mortgages, and the exemption for certain three-to four unit residential mortgage loans and consider whether they should be modified.

The final rule exempts agency MBS from the risk retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency and fully guarantees the timely payment of principal and interest on all assets in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk retention requirements. The final rule will be effective December 24, 2015 for the residential mortgage-backed securitizations and December 24, 2016 for all other securitization types. We have not yet determined the effect, if any, that this rule may have on our operations.

OFF-BALANCE SHEET ARRANGEMENTS
Our significant off-balance sheet arrangements consist of the following:

•	joint and several liability for consolidated obligations issued on behalf of the other 11 FHLBanks;

•	standby letters of credit;

•	standby bond purchase agreements; and

•	commitments to issue consolidated obligations.

For a complete discussion of our off-balance sheet arrangements, refer to "Item 8 — Financial Statements and Supplementary Data — Note 18 — Commitments and Contingencies."

CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations due by payment period at December 31, 2014 (dollars in millions):

	Payments Due by Period
	< 1 Year	1 to 3 Years	>3 to 5 Years	>5 Years	Total
Bonds[1]	$18,558	$5,876	$2,516	$5,383	$32,333
Operating leases	1	2	2	7	12
Mandatorily redeemable capital stock	—	4	20	—	24
Commitments to purchase mortgage loans	70	—	—	—	70
Pension and postretirement contributions[2]	1	1	1	3	6
Total	$18,630	$5,883	$2,539	$5,393	$32,445

1	Excludes contractual interest payments related to bonds. Total is based on contractual maturities; the actual timing of payments could be impacted by factors affecting redemptions.

2	Represents the future funding contribution for our Pentegra Defined Benefit Plan for Financial Institutions and the scheduled benefit payments for our other unfunded benefit plans.

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

Market Risk

We define market risk as the risk that MVCS or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during 2014 and 2013. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets and liabilities, which taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements.

MARKET VALUE OF CAPITAL STOCK SENSITIVITY

We define MVCS as an estimate of the market value of assets minus the market value of liabilities (excluding mandatorily redeemable capital stock) divided by the total shares of capital stock outstanding. It represents an estimation of the “liquidation value” of one share of our capital stock if all assets and liabilities were liquidated at current market prices. MVCS does not represent our long-term value, as it takes into account short-term market price fluctuations. These fluctuations are often unrelated to the long-term value of the cash flows from our assets and liabilities.

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

We monitor and manage to the MVCS policy limits to ensure the stability of the Bank's value. As of December 31, 2014, the policy limits for MVCS are 2.2 percent, 5 percent, and 12 percent declines from the base case in the up and down 50, 100, and 200 basis point parallel interest rate shift scenarios and 2.5 percent, 5.5 percent, and 13 percent declines from the base case in the up and down 50, 100, and 200 basis point non-parallel interest rate shift scenarios. Any breach of policy limits requires an immediate action to bring the exposure back within policy limits, as well as a report to the Board of Directors.

During the first quarter of 2008, due to the low interest rate environment, our Board of Directors suspended indefinitely the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario. In October 2012, our Board of Directors amended the suspension by approving a rule for compliance to the down 200 basis point scenario that reinstates/suspends the associated policy limit when the 10-year swap rate increases above/drops below the 2.50 percent and remains so for five consecutive days. At December 31, 2014, the 10-year swap rate was below 2.50 percent and therefore the associated policy limit was suspended. At December 31, 2013, the 10-year swap was above 2.50 percent and the applicable policy limits were in place.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at December 31, 2014 and 2013:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2014	$118.3	$121.3	$123.1	$123.8	$124.0	$123.2	$120.2
2013	$114.8	$120.1	$121.5	$121.2	$120.3	$119.1	$115.8

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2014	(4.4)%	(2.0)%	(0.6)%	—%	0.2%	(0.4)%	(2.9)%
2013	(5.3)%	(0.9)%	0.3%	—%	(0.7)%	(1.7)%	(4.4)%

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at December 31, 2014 and 2013:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2014	$121.8	$122.9	$123.5	$123.8	$124.1	$123.8	$121.4
2013	$122.0	$122.7	$122.3	$121.2	$120.0	$117.7	$115.8

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2014	(1.6)%	(0.7)%	(0.2)%	—%	0.3%	—%	(1.9)%
2013	0.7%	1.2%	0.9%	—%	(1.0)%	(2.9)%	(4.4)%

The increase in our base case MVCS at December 31, 2014 when compared to December 31, 2013 was primarily attributable to the following factors:

•
Option-adjusted spread: The spread between mortgage interest rates and LIBOR, adjusted for the mortgage prepayment option, decreased at December 31, 2014 when compared to December 31, 2013. This had a positive impact on MVCS as it increased the value of mortgage-related assets.

•
Adjusted net income earned, net of dividend. During 2014, our adjusted net income earned, net of dividend, increased our market value of equity, thereby increasing MVCS. For additional information on our adjusted net income measure, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings."

The increase in our base case MVCS at 2014 was partially offset by an increase in activity-based capital stock driven by higher advance growth and decreased funding costs relative to the LIBOR swap curve. During 2014, our advance activity with members increased, and therefore our activity-based capital stock balances increased. As we issued this activity-based capital stock at par, which is below our current MVCS level, our MVCS was negatively impacted. In addition, our funding costs relative to the LIBOR swap curve decreased during 2014, thereby increasing the present value of our liabilities that fund mortgage assets and decreasing MVCS.

PROJECTED INCOME SENSITIVITY

We monitor projected 24-month income sensitivity to limit short-term earnings volatility of the Bank. The projected 24-month income simulation policy limit is based on forward interest rates and business assumptions. The income sensitivity policy limit specifies a floor on our projected earned dividend for each shock scenario. Our earned dividend is computed as an annualized ratio of projected net income to average projected capital stock over the projection horizon. We were in compliance with the projected 24-month income simulation policy limit at December 31, 2014 and 2013.

DERIVIATIVES
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

The following table summarizes our approved and utilized derivative hedging strategies (dollars in millions):

			December 31,
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	2014 Notional Amount	2013 Notional Amount
Advances
Pay-fixed, receive floating interest rate swap (without options)[1]	Converts the advance's fixed rate to a variable rate index.	Fair Value	$8,638	$7,884
		Economic	8	15
Pay-fixed, receive floating interest rate swap (with options)[1]	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	2,009	2,297
Pay float, receive floating basis swap[2]	Reduces interest rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index.	Economic	—	200
Investments
Pay-fixed, receive floating interest rate swap[3]	Converts the investment's fixed rate to a variable rate index.	Fair Value	5,495	4,372
		Economic	1,005	1,028
Mortgage Loans
Forward settlement agreement	Protects against changes in market value of fixed rate mortgage delivery commitments resulting from changes in interest rates.	Economic	65	28
Bonds
Receive-fixed, pay floating interest rate swap (without options)[4]	Converts the bond's fixed rate to a variable rate index.	Fair Value	11,286	14,519
		Economic	—	465
Receive-fixed, pay floating interest rate swap (with options)[4]	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	11,275	3,465
Receive float, pay floating basis swap[5]	Reduces interest rate sensitivity and repricing gaps by converting the bond's variable rate to a different variable rate index.	Economic	—	50
Stand-Alone Derivatives
Mortgage delivery commitment	Exposed to fair value risk associated with fixed rate mortgage purchase commitments.	Economic	70	30
Total			$39,851	$34,353

1	At December 31, 2014 and 2013, the par value of fixed rate advances outstanding was $18.2 billion and $17.5 billion, of which 58 percent were swapped to a variable rate index at both period-ends.

2
At December 31, 2014 and 2013, the par value of variable rate advances outstanding was $46.7 billion and $27.9 billion, of which none were swapped during 2014 and one percent were swapped during 2013 to a variable rate index.

3
At December 31, 2014 and 2013, the amortized cost of fixed rate AFS securities outstanding was $7.2 billion and $5.5 billion, of which 80 and 77 percent were swapped to a variable rate index. At December 31, 2014 and 2013, the fair value of fixed rate trading securities outstanding was $1.1 billion and $1.0 billion and all of these trading securities were swapped to a variable rate index.

4	At December 31, 2014 and 2013, the par value of fixed rate bonds outstanding was $32.1 billion and $29.4 billion, of which 70 and 63 percent were swapped to a variable rate index.

5
At December 31, 2014 and 2013, the par value of variable rate bonds outstanding was $0.2 billion and $0.8 billion, of which none were swapped during 2014 and six percent were swapped during 2013 to a variable rate index.

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

ECONOMIC VALUE OF CAPITAL STOCK

We define EVCS as the net present value of expected future cash flows of our assets and liabilities (excluding mandatorily redeemable capital stock), discounted at our cost of funds, divided by the total shares of capital stock outstanding. This method reduces the impact of day-to-day price changes that cannot be attributed to any of the standard market factors, such as movements in interest rates or volatilities. Thus, EVCS provides an estimated measure of the long-term value of one share of our capital stock.

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at December 31, 2014 and 2013:

Economic Value of Capital Stock (dollars per share)
2014	$126.6
2013	$123.5

The increase in our EVCS at December 31, 2014 when compared to December 31, 2013 was primarily attributable to the following factors:

•
Slope of yield curves. The slope of the yield curves used to discount cash flows flattened at December 31, 2014 when compared to December 31, 2013. This had a positive impact on EVCS as the flattening of the yield curves increased the value of long-term mortgage-related assets and reduced the value of short-term funding.

•
Decreased funding costs relative to the LIBOR swap curve. Our funding costs relative to the LIBOR swap curve decreased at December 31, 2014 when compared to December 31, 2013. This had a positive impact on EVCS mainly through its impact on the value of mortgage-related assets and their associated funding.

The increase in our base case EVCS at December 31, 2014 was partially offset by an increase in activity-based capital stock driven by higher advance growth. During 2014, our advance activity with members increased, and therefore our activity-based capital stock balances increased. As we issued this activity-based capital stock at par, which is below our current EVCS level, our EVCS was negatively impacted.

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

We are required by regulation to obtain sufficient collateral to fully secure our advances and other credit products. Eligible collateral includes (i) whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and FFFELP guaranteed student loans, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each borrower's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

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

At December 31, 2014 and 2013, borrowers pledged $178.1 billion and $140.1 billion of collateral (net of applicable discounts) to support activity with us, including advances. At December 31, 2014 and 2013, our advance balances were $65.2 billion and $45.7 billion. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows the amount of collateral pledged to us (net of applicable discounts) by collateral type (dollars in billions):

	December 31,
	2014			2013
Collateral Type	Discount Range[1]	Amount	% of Total	Discount Range[1]	Amount	% of Total
Single-family loans	20-45%	$116.0	65.2	19-48%	$83.7	59.7
Multi-family loans	28-43	4.1	2.3	45-57	3.0	2.1
Other real estate	14-54	34.4	19.3	14-64	30.6	21.8
Securities
Cash, agency and RMBS[2]	0-47	14.3	8.0	0-47	13.1	9.4
CMBS[3]	13-56	3.4	1.9	13-51	3.8	2.7
Government-insured loans	4-13	3.1	1.7	4-13	3.3	2.4
Secured small business and agribusiness loans	26-46	2.8	1.6	26-46	2.6	1.9
Total		$178.1	100.0		$140.1	100.0

1	Represents the range of discounts applied to the unpaid principal balance or market value of collateral pledged.

2	Represents cash, agency securities and residential mortgage-backed securities (RMBS).

3	Represents commercial mortgage-backed securities (CMBS).

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on our credit products as of December 31, 2014 and 2013. Accordingly, we have not recorded any allowance for credit losses on our credit products.

MORTGAGE LOANS

We are exposed to mortgage asset credit risk through our participation in the MPF program. Mortgage asset credit risk is the risk that we will not receive timely payments of principal and interest due from mortgage borrowers because of borrower defaults. Credit risk on mortgage assets is affected by a number of factors, including loan type, borrower's credit history, and other factors such as home price fluctuations, unemployment levels, and other economic factors in the local market or nationwide.

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

The following table presents the unpaid principal balance of our MPF portfolio by product type (dollars in millions):

	December 31,
Product Type	2014	2013
Original MPF	$867	$842
MPF 100	28	35
MPF 125	3,879	3,629
MPF Plus	1,142	1,439
MPF Government	570	547
Total unpaid principal balance	$6,486	$6,492

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

The following tables shows characteristics of our conventional MPF portfolio:

	December 31,
FICO® Score[1]	2014	2013
<620	1.6%	1.8%
620 to < 660	5.0	5.5
660 to < 700	11.5	11.8
700 to < 740	17.9	18.0
>= 740	64.0	62.9
Total	100.0%	100.0%
Weighted average FICO score	746	745

1	Represents the original FICO® score of the primary borrower for the related loan.

	December 31,
Loan-to-Value[1]	2014	2013
<= 60%	15.0%	16.7%
> 60% to 70%	15.4	16.0
> 70% to 80%	27.0	28.4
> 80% to 90%[2]	36.9	34.1
> 90%[2]	5.7	4.8
Total	100.0%	100.0%
Weighted average loan-to-value	71.7%	70.9%

1	Represents the loan-to-value at origination for the related loan.

2	These conventional loans were required to have PMI at origination.

The following table shows the state concentrations of our conventional MPF portfolio. State concentrations are calculated based on unpaid principal balances.

	December 31,
	2014	2013
Iowa	36.3%	34.9%
Missouri	18.1	17.2
Minnesota	17.3	17.6
South Dakota	5.5	5.0
California	2.8	3.3
All others	20.0	22.0
Total	100.0%	100.0%

Mortgage Insurance. The following table summarizes the unpaid principal balance and maximum coverage outstanding of our seriously delinquent conventional mortgage loans (those 90 days or more past due or in the process of foreclosure) with PMI at December 31, 2014 (dollars in thousands):

Insurance Provider	Unpaid Principal Balance	Maximum Coverage Outstanding[1]
Genworth Mortgage Insurance	$2,518	$593
United Guaranty Residential Insurance	1,568	290
Radian Guaranty, Inc.	1,565	347
Triad Guaranty Insurance Co.[2]	1,285	262
Republic Mortgage Insurance	1,155	276
CMG Mortgage Insurance Co.	806	195
Mortgage Guaranty Insurance Co.	536	114
PMI Mortgage Insurance Co.[2]	492	120
Total	$9,925	$2,197

1
Represents the estimated contractual limit for reimbursement of principal losses assuming PMI at origination is still in effect. The amount of expected claims under these insurance contracts is substantially less than the contractual limit for reimbursement.

2
Triad Guaranty Insurance Co. and PMI Mortgage Insurance Co. have been directed to only pay out 75 and 67 percent, respectively, of their claim amounts as a result of their current financial condition. The remainder of the claim payments have been deferred to a later date. The maximum coverage outstanding calculated in the table above does not factor in this limitation on claim payments.

At the time of purchase, in order to limit our loss exposure to that of an investor in an MBS that is rated the equivalent of AA by an NRSRO, we require a credit risk sharing arrangement with the PFI on all MPF loans. Under the PFI credit enhancement obligation loss layer, we require PFIs to absorb losses in excess of the FLA. To secure this obligation, a PFI may either pledge collateral or purchase supplemental mortgage insurance (SMI) from mortgage insurers. As a result of rating downgrades on SMI providers, we canceled all outstanding SMI policies in 2012. With respect to the master commitments that had been covered by the SMI policies canceled in 2012, we hold additional retained earnings to mitigate our exposure to credit risk and no credit enhancement fees are paid to the PFI.

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage portfolio. During 2014 and 2013, we recorded reversals for credit losses on our mortgage loans of $2.4 million and $5.9 million due to a reduction in loan delinquencies and improvements in housing markets. In addition, during 2013, we began utilizing external property valuations rather than average loss severity rates on our individually evaluated mortgage loans, which resulted in losses that were lower than previously estimated. During 2012, we did not record a provision or reversal for credit losses on our mortgage loans. Refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses” for additional information on our allowance for credit losses.

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans (dollars in millions):

	For the Years Ended December 31,
	2014	2013	2012
Balance, beginning of period	$8	$16	$19
Charge-offs	(1)	(2)	(3)
Reversal for credit losses	(2)	(6)	—
Balance, end of period	$5	$8	$16

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

INVESTMENTS

We maintain an investment portfolio primarily to provide investment income and liquidity. Our primary credit risk on investments is the counterparties' ability to meet repayment terms. We mitigate this credit risk by purchasing investment quality securities. We define investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security. We consider a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, NRSRO credit ratings, and/or the financial health of the underlying issuer.

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, as of December 31, 2014.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from one to 15 percent based on the counterparty's credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of two to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. At December 31, 2014, we were in compliance with the regulatory limits established for unsecured credit.

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

We generally limit our unsecured credit exposure to the following overnight investment types:

•	Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions.

•	Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.

At December 31, 2014, our unsecured investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at December 31, 2014 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1]
Domicile of Counterparty	A	BBB	Total
Domestic	$120	$—	$120
U.S. subsidiaries of foreign commercial banks	—	240	240
U.S. branches and agency offices of foreign commercial banks
Canada	600	—	600
Germany	300	—	300
Netherlands	300	—	300
Norway	300	—	300
Total U.S. branches and agency offices of foreign commercial banks	1,500	—	1,500
Total unsecured investment exposure	$1,620	$240	$1,860

1	Represents the lowest credit rating available for each investment based on an NRSRO.

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2014
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$—	$2
Securities purchased under agreements to resell	2,536	300	—	—	—	2,255	5,091
Federal funds sold	—	—	1,620	240	—	—	1,860
Investment securities:
Mortgage-backed securities
GSE single-family	—	2,826	—	—	—	—	2,826
GSE multifamily	—	7,465	—	—	—	—	7,465
Other U.S. obligations single-family	—	1,979	—	—	—	—	1,979
Other U.S. obligations commercial	—	2	—	—	—	—	2
Private-label residential	—	—	8	14	3	—	25
Total mortgage-backed securities	—	12,272	8	14	3	—	12,297
Non-mortgage-backed securities
Other U.S. obligations	—	420	—	—	—	—	420
GSE obligations	—	2,849	—	—	—	—	2,849
State or local housing agency obligations	35	61	—	—	—	—	96
Other	359	105	—	—	—	—	464
Total non-mortgage-backed securities	394	3,435	—	—	—	—	3,829
Total investments[3]	$2,930	$16,009	$1,628	$254	$3	$2,255	$23,079

1	Represents the lowest credit rating available for each investment based on an NRSRO.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	At December 31, 2014, eight percent of our total investments were unsecured.

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2013
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$—	$2
Securities purchased under agreements to resell	—	3,700	3,300	—	—	1,200	8,200
Federal funds sold	—	—	900	300	—	—	1,200
Investment securities:
Mortgage-backed securities
GSE single-family	—	3,449	—	—	—	—	3,449
GSE multifamily	—	4,683	—	—	—	—	4,683
Other U.S. obligations single-family	—	5	—	—	—	—	5
Other U.S. obligations commercial	—	2	—	—	—	—	2
Private-label residential	—	—	10	17	3	—	30
Total mortgage-backed securities	—	8,139	10	17	3	—	8,169
Non-mortgage-backed securities
Other U.S. obligations	—	448	—	—	—	—	448
GSE obligations	—	1,489	—	—	—	—	1,489
State or local housing agency obligations	23	72	—	—	—	—	95
Other[3]	331	196	—	—	—	1	528
Total non-mortgage-backed securities	354	2,205	—	—	—	1	2,560
Total investments[4]	$354	$14,046	$4,210	$317	$3	$1,201	$20,131

1	Represents the lowest credit rating available for each investment based on an NRSRO.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Other "unrated" investment represents an equity investment in a SBIC.

4	At December 31, 2013, six percent of our total investments were unsecured.

Our total investments increased at December 31, 2014 when compared to December 31, 2013. The increase was primarily due to the purchase of GSE and other U.S. obligation MBS during the year. This was partially offset by a reduction in short-term investments.

At December 31, 2014, we did not consider any of our investments to be other-than-temporarily impaired. At December 31, 2013, we had one non-MBS classified as AFS for which we previously changed our intent and decided to sell. As a result, this security was deemed other-than-temporarily impaired. As such, during 2013, we recorded OTTI charges of $1.4 million on this security through “Other-than-temporary impairment losses" in the Statements of Income. This security was subsequently sold in January of 2014. We did not consider any of our other securities to be other-than-temporarily impaired at December 31, 2013. For more information on our evaluation of OTTI, refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Other-Than-Temporary Impairment.”

Mortgage-Backed Securities

We are exposed to mortgage asset credit risk through our investments in MBS. Mortgage asset credit risk is the risk that we will not receive timely payments of principal and interest due from mortgage borrowers because of borrower defaults. Credit risk on mortgage assets is affected by a number of factors, including investment ratings and performance, and other economic factors in the local market or nationwide.

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or that we determine to be investment quality at the time of purchase. We perform ongoing analysis on these investments to determine potential credit issues. At December 31, 2014 and 2013, we owned $12.3 billion and $8.2 billion of MBS, of which approximately 99.8 percent and 99.6 percent were guaranteed by the U.S. Government or issued by GSEs and 0.2 percent and 0.4 percent were private-label MBS.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS (dollars in millions):

December 31, 2014
Credit rating:
A	$8
BBB	14
BB	3
Total unpaid principal balance	$25

Amortized cost	$25
Gross unrealized gains	—
Gross unrealized losses	(1)
Fair value	$24

Weighted average percentage of fair value to unpaid principal balance	98.8%
Original weighted average FICO® score	725
Original weighted average credit support[1]	3.9%
Weighted average credit support[2]	12.1%
Weighted average collateral delinquency rate[3]	7.9%

1	Based on the credit support at the time of issuance and is calculated using the current unpaid principal balance of the individual securities.

2	Based on the credit support as of December 31, 2014 and is calculated using the current unpaid principal balance of the individual securities.

3	Represents the percentage of underlying loans that are 60 days or more past due.

The following table shows the state concentrations of our private-label MBS. State concentrations are calculated based on unpaid principal balances.

December 31, 2014
California	12.0%
Georgia	10.2
Florida	8.3
New York	7.3
Illinois	5.3
All other	56.9
Total	100.0%

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2014
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
A	$949	$2	$—	$2
Cleared derivatives[2,3]	4	—	—	—
Liability positions with credit exposure
Bilateral derivatives
BBB	5,460	(41)	42	1
Cleared derivatives[2]	17,160	(158)	235	77
Total derivative positions with credit exposure to non-member counterparties	23,573	(197)	277	80
Member institutions[3,4]	55	—	—	—
Total	23,628	$(197)	$277	$80
Derivative positions without credit exposure	16,223
Total notional	$39,851

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Represents derivative transactions cleared with Clearinghouses, which are not rated.

3	Net credit exposure is less than $1.0 million.

4	Represents mortgage delivery commitments with our member institutions.

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2013
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
AA	$721	$14	$(13)	$1
A	3,208	51	(41)	10
Cleared derivatives[2]	18,980	40	39	79
Liability positions with credit exposure
Bilateral derivatives
A	3,095	(68)	71	3
BBB[3]	2,853	(69)	69	—
Total derivative positions with credit exposure to non-member counterparties	28,857	(32)	125	93
Member institutions[3,4]	4	—	—	—
Total	28,861	$(32)	$125	$93
Derivative positions without credit exposure	5,492
Total notional	$34,353

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Represents derivative transactions cleared with Clearinghouses, which are not rated.

3	Net credit exposure is less than $1.0 million.

4	Represents mortgage delivery commitments with our member institutions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Des Moines:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Des Moines (the "Bank") at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, MN
March 6, 2015

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in thousands, except capital stock par value)

	December 31,
	2014	2013
ASSETS
Cash and due from banks (Note 3)	$495,197	$448,278
Interest-bearing deposits	1,942	1,863
Securities purchased under agreements to resell	5,091,000	8,200,000
Federal funds sold	1,860,000	1,200,000
Investment securities
Trading securities (Note 4)	2,530,490	1,018,373
Available-for-sale securities (Note 5)	12,383,792	7,932,520
Held-to-maturity securities (fair value of $1,299,048 and $1,842,599) (Note 6)	1,211,460	1,778,306
Total investment securities	16,125,742	10,729,199
Advances (Note 8)	65,168,274	45,650,220
Mortgage loans held for portfolio, net
Mortgage loans held for portfolio (Note 9)	6,567,369	6,565,293
Allowance for credit losses on mortgage loans (Note 10)	(4,900)	(8,000)
Total mortgage loans held for portfolio, net	6,562,469	6,557,293
Accrued interest receivable	84,440	72,561
Premises, software, and equipment, net	18,794	18,968
Derivative assets, net (Note 11)	80,112	93,011
Other assets	35,975	32,626
TOTAL ASSETS	$95,523,945	$73,004,019
LIABILITIES
Deposits (Note 12)
Interest-bearing	$417,348	$467,362
Non-interest-bearing	95,210	231,704
Total deposits	512,558	699,066
Consolidated obligations (Note 13)
Discount notes	57,772,890	38,136,652
Bonds (includes $0 and $50,033 at fair value under the fair value option)	32,362,110	30,195,568
Total consolidated obligations	90,135,000	68,332,220
Mandatorily redeemable capital stock (Note 15)	24,367	8,719
Accrued interest payable	89,509	81,420
Affordable Housing Program payable (Note 14)	41,232	37,688
Derivative liabilities, net (Note 11)	76,632	57,420
Other liabilities	332,499	330,619
TOTAL LIABILITIES	91,211,797	69,547,152
Commitments and contingencies (Note 18)
CAPITAL (Note 15)
Capital stock - Class B putable ($100 par value); 34,685 and 26,916 issued and outstanding shares	3,468,503	2,691,568
Retained earnings
Unrestricted	645,434	627,473
Restricted	74,989	50,782
Total retained earnings	720,423	678,255
Accumulated other comprehensive income	123,222	87,044
TOTAL CAPITAL	4,312,148	3,456,867
TOTAL LIABILITIES AND CAPITAL	$95,523,945	$73,004,019

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2014	2013	2012
INTEREST INCOME
Advances	$233,094	$194,977	$242,541
Prepayment fees on advances, net	6,380	5,823	28,091
Interest-bearing deposits	263	386	692
Securities purchased under agreements to resell	3,953	3,851	4,577
Federal funds sold	2,416	1,268	2,340
Trading securities	33,161	33,261	24,170
Available-for-sale securities	104,492	76,657	75,704
Held-to-maturity securities	42,705	64,677	113,729
Mortgage loans held for portfolio	244,533	253,472	284,104
Total interest income	670,997	634,372	775,948
INTEREST EXPENSE
Consolidated obligations - Discount notes	43,026	13,631	11,405
Consolidated obligations - Bonds	376,961	407,186	523,305
Deposits	68	115	368
Borrowings from other FHLBanks	1	1	1
Mandatorily redeemable capital stock	245	317	238
Total interest expense	420,301	421,250	535,317
NET INTEREST INCOME	250,696	213,122	240,631
Reversal for credit losses on mortgage loans	(2,398)	(5,922)	—
NET INTEREST INCOME AFTER REVERSAL FOR CREDIT LOSSES	253,094	219,044	240,631
OTHER (LOSS) INCOME
Other-than-temporary impairment losses	—	(1,394)	—
Net gains (losses) on trading securities	68,008	(106,643)	23,077
Net gains from sale of available-for-sale securities	826	3,039	12,644
Net gains from sale of held-to-maturity securities	8,887	—	1,007
Net gains on consolidated obligations held at fair value	2	1,028	4,187
Net (losses) gains on derivatives and hedging activities	(123,411)	85,300	(24,847)
Net losses on extinguishment of debt	(12,651)	(25,742)	(76,781)
Other, net	7,065	9,898	11,436
Total other loss	(51,274)	(34,514)	(49,277)
OTHER EXPENSE
Compensation and benefits	32,189	33,111	32,017
Contractual services	7,038	6,550	6,047
Professional fees	5,482	3,710	5,081
Other operating expenses	9,903	9,757	9,090
Federal Housing Finance Agency	3,914	3,130	4,430
Office of Finance	3,777	3,104	2,833
Other, net	5,010	3,119	8,015
Total other expense	67,313	62,481	67,513
NET INCOME BEFORE ASSESSMENTS	134,507	122,049	123,841
Affordable Housing Program assessments	13,475	12,237	12,408
NET INCOME	$121,032	$109,812	$111,433

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net income	$121,032	$109,812	$111,433
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities
Unrealized gains (losses)	39,058	(62,737)	28,185
Reclassification adjustment for other-than-temporary impairment losses on available-for-sale securities included in net income	—	1,394	—
Reclassification of realized net gains included in net income	(826)	(3,039)	(12,644)
Total net unrealized gains (losses) on available-for-sale securities	38,232	(64,382)	15,541
Pension and postretirement benefits	(2,054)	1,788	(464)
Total other comprehensive income (loss)	36,178	(62,594)	15,077
TOTAL COMPREHENSIVE INCOME	$157,210	$47,218	$126,510

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in thousands)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2011	21,089	$2,108,878	$562,442	$6,533	$568,975	$134,561	$2,812,414
Proceeds from issuance of capital stock	12,304	1,230,404	—	—	—	—	1,230,404
Repurchases/redemptions of capital stock	(12,671)	(1,267,120)	—	—	—	—	(1,267,120)
Net shares reclassified to mandatorily redeemable capital stock	(95)	(9,448)	—	—	—	—	(9,448)
Comprehensive income	—	—	89,146	22,287	111,433	15,077	126,510
Cash dividends on capital stock	—	—	(58,459)	—	(58,459)	—	(58,459)
BALANCE, DECEMBER 31, 2012	20,627	$2,062,714	$593,129	$28,820	$621,949	$149,638	$2,834,301
Proceeds from issuance of capital stock	23,707	2,370,689	—	—	—	—	2,370,689
Repurchases/redemptions of capital stock	(17,212)	(1,721,197)	—	—	—	—	(1,721,197)
Net shares reclassified to mandatorily redeemable capital stock	(206)	(20,638)	—	—	—	—	(20,638)
Comprehensive income (loss)	—	—	87,850	21,962	109,812	(62,594)	47,218
Cash dividends on capital stock	—	—	(53,506)	—	(53,506)	—	(53,506)
BALANCE, DECEMBER 31, 2013	26,916	$2,691,568	$627,473	$50,782	$678,255	$87,044	$3,456,867
Proceeds from issuance of capital stock	26,654	2,665,421	—	—	—	—	2,665,421
Repurchases/redemptions of capital stock	(18,578)	(1,857,807)	—	—	—	—	(1,857,807)
Net shares reclassified to mandatorily redeemable capital stock	(307)	(30,679)	—	—	—	—	(30,679)
Comprehensive income	—	—	96,825	24,207	121,032	36,178	157,210
Cash dividends on capital stock	—	—	(78,864)	—	(78,864)	—	(78,864)
BALANCE, DECEMBER 31, 2014	34,685	$3,468,503	$645,434	$74,989	$720,423	$123,222	$4,312,148

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$121,032	$109,812	$111,433
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,422	7,454	345,823
Other-than-temporary impairment losses	—	1,394	—
Net (gains) losses on trading securities	(68,008)	106,643	(23,077)
Net gains from sale of available-for-sale securities	(826)	(3,039)	(12,644)
Net gains from sale of held-to-maturity securities	(8,887)	—	(1,007)
Net gains on consolidated obligations held at fair value	(2)	(1,028)	(4,187)
Net change in derivatives and hedging activities	83,569	(94,698)	(252,407)
Net losses on extinguishment of debt	12,651	25,742	76,781
Other adjustments	(5,436)	(6,109)	(2,338)
Net change in:
Accrued interest receivable	(17,737)	(5,587)	6,667
Other assets	2,077	651	8,351
Accrued interest payable	8,056	(26,114)	(48,547)
Other liabilities	4,516	(930)	1,024
Total adjustments	26,395	4,379	94,439
Net cash provided by operating activities	147,427	114,191	205,872
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(141,147)	153,080	249,499
Securities purchased under agreements to resell	3,109,000	(4,775,000)	(2,825,000)
Federal funds sold	(660,000)	(240,000)	1,155,000
Premises, software, and equipment	(3,172)	(7,860)	(4,431)
Trading securities
Proceeds from maturities of long-term	23,422	20,414	1,014,576
Purchases of long-term	(1,469,832)	(140,579)	(631,229)
Available-for-sale securities
Proceeds from sales and maturities of long-term	1,114,893	1,193,847	2,035,916
Purchases of long-term	(5,234,762)	(4,202,180)	(1,503,591)
Held-to-maturity securities
Net decrease in short-term	—	—	340,000
Proceeds from sales and maturities of long-term	570,949	1,259,430	1,816,267
Advances
Principal collected	100,214,404	69,392,615	47,984,315
Originated	(119,806,365)	(88,698,098)	(48,376,241)
Mortgage loans held for portfolio
Principal collected	902,676	1,580,359	2,262,571
Originated or purchased	(923,934)	(1,221,421)	(2,114,487)
Proceeds from sales of foreclosed assets	14,788	24,974	28,081
Net cash (used in) provided by investing activities	(22,289,080)	(25,660,419)	1,431,246

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in thousands)

	For the Years Ended December 31,
	2014	2013	2012
FINANCING ACTIVITIES
Net change in deposits	(265,531)	(310,255)	338,249
Net payments on derivative contracts with financing elements	(8,502)	(7,967)	(8,963)
Net proceeds from issuance of consolidated obligations
Discount notes	215,049,362	129,559,266	324,661,807
Bonds	24,564,549	38,190,376	24,089,562
Payments for maturing and retiring consolidated obligations
Discount notes	(195,415,765)	(100,100,032)	(322,795,668)
Bonds	(22,449,260)	(41,990,760)	(27,381,008)
Bonds transferred to other FHLBanks	—	(172,741)	(427,909)
Proceeds from issuance of capital stock	2,665,421	2,370,689	1,230,404
Payments for repurchases/redemptions of capital stock	(1,857,807)	(1,721,197)	(1,267,120)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(15,031)	(21,480)	(6,056)
Cash dividends paid	(78,864)	(53,506)	(58,459)
Net cash provided by (used in) financing activities	22,188,572	25,742,393	(1,625,161)
Net increase in cash and due from banks	46,919	196,165	11,957
Cash and due from banks at beginning of the period	448,278	252,113	240,156
Cash and due from banks at end of the period	$495,197	$448,278	$252,113

SUPPLEMENTAL DISCLOSURES
Interest paid	$842,344	$854,429	$1,136,948
Affordable Housing Program payments	$9,931	$11,269	$14,537
Transfers of mortgage loans to real estate owned	$9,943	$15,466	$21,025

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

PROPOSED MERGER

On September 25, 2014, the Bank and the Federal Home Loan Bank of Seattle executed a definitive merger agreement after receiving unanimous approval from their boards of directors. Material details of the merger agreement are included in the Bank’s Form 8-K filed with the Securities and Exchange Commission (SEC) on September 25, 2014.
On October 31, 2014, the banks submitted a joint merger application to the Finance Agency. The Finance Agency approved the merger application on December 19, 2014, subject to the satisfaction of specific closing conditions set forth in the Finance Agency's approval letter, including the ratification of the merger by members of both banks.
On January 12, 2015, the banks mailed a joint merger disclosure statement, voting ballots, and related materials to their respective members and requested that ballots be returned by the close of business on February 23, 2015. Additional details regarding the disclosure statement can be found in the Bank's Form 8-K filed with the SEC on January 12, 2015.
On February 27, 2015, the banks issued a joint press release announcing the ratification of the merger by members of both banks. The consummation of the merger will be effective only after the Finance Agency determines that the closing conditions identified in the approval letter have been satisfied and the Finance Agency determines that the continuing bank's organizational certificate complies with the requirements of the Finance Agency's merger rules. Assuming the Finance Agency makes these determinations, the merger is expected to be effective on May 31, 2015.

We believe that the merger would combine two complementary organizations with similar cultures, membership characteristics, and solid financial positions. The continuing bank would remain a member-owned and member-centric cooperative, deeply focused on helping its members strengthen their institutions to better serve their customers and communities. It would provide funding solutions for more than 1,500 member financial institutions in 13 states and the U.S. Pacific territories. The continuing bank would be headquartered in Des Moines.
Note 1 — Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The Bank prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).

Reclassifications

Certain amounts in the Bank's 2013 and 2012 financial statements and footnotes have been reclassified to conform to the presentation for the year ended December 31, 2014. These amounts were not deemed to be material.

During the first quarter of 2014, the Bank identified certain classification errors in its previously reported "Note 10 - Allowance for Credit Losses - Individually Evaluated Impaired Loans" for the year ended December 31, 2013 contained in the 2013 Form 10-K. Management determined, after evaluating the quantitative and qualitative aspects of the classification errors, that such errors were not material to the previously issued financial statements and footnotes. The Bank corrected the recorded investment classification error and the average recorded investment classification error in this 2014 Form 10-K filing.

The following tables summarize the revisions made to the Bank’s allowance for credit losses footnote in this 2014 Form 10-K filing (dollars in thousands):

	December 31, 2013
	Previously Reported	Revised
Recorded investment
Impaired loans with an allowance	$39,715	$19,719
Impaired loans without an allowance	1,125	21,121

	For the Year Ended December 31, 2013
	Previously Reported	Revised
Average recorded investment
Impaired loans with an allowance	$48,930	$38,932
Impaired loans without an allowance	1,162	11,160

SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these estimates include the fair value of derivatives, certain investment securities, and certain consolidated obligations that are reported at fair value on the Statements of Condition, and the allowance for credit losses on mortgage loans. Actual results could significantly differ from these estimates.
Fair Value. The fair value amounts, recorded in the Bank's Statements of Condition and presented in the footnote disclosures, have been determined by the Bank using available market information and management's best judgment of appropriate valuation methods. Although management uses its best judgment in estimating the fair value of financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See “Note 17 — Fair Value” for more information.

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

Based on the fair value of the related collateral held, the Bank's securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at December 31, 2014 and 2013.
Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold
These investments provide short-term liquidity and are carried at cost. Interest-bearing deposits include certificates of deposit not meeting the definition of a security. The Bank treats securities purchased under agreements to resell as short-term secured investments. These secured investments are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty must either place an equivalent amount of additional securities in safekeeping in the name of the Bank or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will be decreased accordingly. Federal funds sold consist of short-term, unsecured loans generally transacted with counterparties that are considered by the Bank to be of investment quality.
Investment Securities
The Bank classifies investment securities as trading, available-for-sale (AFS), and held-to-maturity (HTM) at the date of acquisition. Purchases and sales of investment securities are recorded on a trade date basis.
Trading. Securities classified as trading are carried at fair value and generally entered into for liquidity purposes. In addition, the Bank classifies certain securities as trading that do not qualify for hedge accounting, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. The Bank records changes in the fair value of these securities through other (loss) income as “Net gains (losses) on trading securities.” Finance Agency regulation prohibits trading in or the speculative use of these instruments.
Available-for-Sale. Securities that are not classified as trading or HTM are classified as AFS and carried at fair value. The Bank records changes in the fair value of these securities through accumulated other comprehensive income (AOCI) as “Net unrealized gains (losses) on available-for-sale securities.” For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in fair value related to the risk being hedged together with the related change in fair value of the derivative through other (loss) income as “Net (losses) gains on derivatives and hedging activities.” The Bank records the remainder of the change in fair value through AOCI as “Net unrealized gains (losses) on available-for-sale securities.”
Held-to-Maturity. Securities that the Bank has both the ability and intent to hold to maturity are classified as HTM and carried at amortized cost, which represents the amount at which an investment is acquired, adjusted for periodic principal repayments, amortization of premiums, and accretion of discounts.

Certain changes in circumstances may cause the Bank to change its intent to hold a security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer's creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, non-recurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer an HTM security without necessarily calling into question its intent to hold other debt securities to maturity. In addition, the sale of a debt security that meets either of the following two conditions would not be considered inconsistent with the original classification of that security: (i) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security's fair value or (ii) the sale occurs after the Bank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on the debt security payable in equal installments (both principal and interest) over its term.
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

Advance Modifications. In cases in which the Bank funds a new advance concurrently with or within a short period of time before or after the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. The Bank compares the present value of cash flows on the new advance to the present value of cash flows remaining on the existing advance. If there is at least a ten percent difference in the present value of the cash flows or if the Bank concludes the difference between the advances is more than minor based on a qualitative assessment of the modifications made to the original contractual terms, then the advance is accounted for as a new advance. In all other instances, the new advance is accounted for as a modification.

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
Credit Enhancement Fees. The Bank requires a credit risk sharing arrangement with the participating financial institution (PFI) on all mortgage loans at the time of purchase in order to limit its credit risk exposure to that of an investor in an MBS that is rated the equivalent of AA by a nationally recognized statistical rating organization (NRSRO). For conventional mortgage loans, PFIs retain a portion of the credit risk by having a credit enhancement obligation to the Bank. To secure this obligation, a PFI may either pledge collateral or purchase supplemental mortgage insurance (SMI). For those PFIs that pledge collateral, PFIs are paid a credit enhancement fee for assuming this credit risk and in some instances, all or a portion of the credit enhancement fee may be performance-based. Credit enhancement fees are paid monthly or accrued based on the remaining unpaid principal balance of the loans in a master commitment. Credit enhancement fees are recorded as an offset to mortgage loan interest income. To the extent the Bank experiences losses in a master commitment, it may be able to recapture performance-based credit enhancement fees paid to the PFIs to offset these losses. In lieu of pledging collateral, a PFI could purchase SMI. However, as a result of ratings downgrades on SMI providers, the Bank canceled all outstanding SMI policies in 2012. With respect to the master commitments that had been covered by the SMI policies canceled in 2012, the Bank holds additional retained earnings to mitigate its exposure to credit risk and no credit enhancement fees are paid to the PFI.
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

Impairment Methodology. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank considers all TDRs and collateral-dependent loans to be impaired. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. The Bank's collateral-dependent loans include loans in process of foreclosure, loans 180 days or more past due, and bankruptcy loans and TDRs 60 days or more past due. The Bank measures impairment of collateral-dependent loans based on the estimated fair value of the underlying collateral, which is determined using property values, less selling costs and expected proceeds from primary mortgage insurance (PMI). The Bank generally measures impairment of TDRs based on the present value of expected future cash flows discounted at the loan's effective interest rate. Interest income on impaired loans is recognized in the same manner as non-accrual loans noted above.

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

Derivatives
All derivatives are recognized in the Statements of Condition at their fair values and reported as either derivative assets or derivative liabilities, net of cash collateral, including initial and variation margin, and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.
Derivative Designations. Each derivative is designated as one of the following:

•	a fair value hedge of an associated financial instrument or firm commitment; or

•	an economic hedge to manage certain defined risks in the Bank's Statements of Condition.
Accounting for Fair Value Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the fair value hedging relationship and an expectation to be highly effective, they qualify for fair value hedge accounting and the offsetting changes in fair value of the hedged items attributable to the hedged risk are recorded in earnings. Two approaches to fair value hedge accounting include:

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

Derivatives are typically executed at the same time as the hedged item, and the Bank designates the hedged item in a fair value hedge relationship at the trade date. In many hedging relationships, the Bank may designate the fair value hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

Changes in the fair value of a derivative that is designated as a fair value hedge, along with changes in the fair value of the hedged item, are recorded in other (loss) income as “Net (losses) gains on derivatives and hedging activities.” The amount by which the change in fair value of the derivative differs from the change in fair value of the hedged item is known as hedge ineffectiveness.
Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. Changes in the fair value of derivatives that are designated as economic hedges are recorded in other (loss) income as “Net (losses) gains on derivatives and hedging activities” with no offsetting fair value adjustments for the underlying assets, liabilities, or firm commitments, unless changes in the fair value of the assets or liabilities are normally marked to fair value through earnings (e.g., trading securities and fair value option instruments).
Accrued Interest Receivables and Payables. The net settlements of interest receivables and payables related to derivatives designated as fair value hedges are recognized as adjustments to the interest income or interest expense of the designated hedged item. The net settlements of interest receivables and payables related to derivatives designated as economic hedges are recognized in other (loss) income as “Net (losses) gains on derivatives and hedging activities.”
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
Premises, Software, and Equipment
The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization and computes depreciation and amortization using the straight-line method over the estimated useful lives of assets, which range from approximately two to 20 years. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank may capitalize improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The Bank includes gains and losses on the disposal of premises, software, and equipment in other (loss) income.
Software. The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. At December 31, 2014 and 2013, the Bank had $14.9 million and $14.2 million in unamortized computer software costs, of which $5.0 million and $10.6 million related to software projects not yet placed into service. A majority of these costs relate to the Bank's initiative to replace its core banking system. Amortization of computer software costs charged to expense was $2.0 million, $1.7 million, and $1.5 million for the years ended December 31, 2014, 2013, and 2012.
Accumulated Depreciation and Amortization. At December 31, 2014 and 2013, accumulated depreciation and amortization related to premises, software, and equipment was $14.3 million and $12.5 million.
Depreciation and Amortization Expense. For the years ended December 31, 2014, 2013, and 2012, depreciation and amortization expense for premises, software, and equipment was $2.9 million, $2.4 million, and $2.5 million.
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
Mandatorily Redeemable Capital Stock
The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) at the time shares meet the definition of a mandatorily redeemable financial instrument. This occurs after a member provides written notice of redemption, gives notice of intention to withdraw from membership, or attains non-member status by merger or consolidation, charter termination, or other involuntary termination from membership. Shares meeting this definition are reclassified to a liability at fair value. Dividends on mandatorily redeemable capital stock are classified as interest expense in the Statements of Income. The repurchase or redemption of mandatorily redeemable capital stock is transacted at par value and is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows.
If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.
Restricted Retained Earnings
In 2011, the Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement), as amended, with the other 11 FHLBanks. The JCE Agreement is intended to enhance the capital position of each FHLBank by allocating the earnings historically paid to satisfy the Resolution Funding Corporation obligation to a separate restricted retained earnings account. Under the JCE Agreement, each FHLBank allocates 20 percent of its quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in the Bank's Statements of Condition.
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
Assessments
The FHLBank Act requires each FHLBank to establish and fund an Affordable Housing Program (AHP), which provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low to moderate income households. Annually, the FHLBanks must set aside for the AHP the greater of ten percent of their current year net earnings or their pro-rata share of an aggregate $100 million to be contributed in total by the FHLBanks. For purposes of the AHP assessment, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The Bank may issue AHP advances at below-market interest rates. Discounts on AHP advances are accreted to advance interest income using the level-yield method over the contractual life of the advances. For additional information on the Bank's AHP, see "Note 14 — Affordable Housing Program."

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

ISSUED ACCOUNTING GUIDANCE

Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

On August 27, 2014, the FASB issued guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or within one year after the financial statements are available to be issued, when applicable. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations for the assessed period. This guidance becomes effective for the interim and annual periods ending after December 15, 2016, and early application is permitted. Management will be required to make the initial assessment required by this guidance as of December 31, 2016. We do not expect this guidance to have an effect on the Bank's financial condition, results of operations, cash flows, or financial statement disclosures.

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

On August 8, 2014, the FASB issued amended guidance relating to the classification and measurement of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this guidance require that a mortgage loan be de-recognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This guidance became effective for the Bank beginning on January 1, 2015 and was adopted prospectively. The adoption of this guidance did not have a material effect on the Bank's financial condition, results of operations, or cash flows.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

On June 12, 2014, the FASB issued amended guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financing. This amendment requires secured borrowing accounting treatment for repurchase-to-maturity transactions and provides guidance on accounting for repurchase financing arrangements. In addition, this guidance requires additional disclosures, particularly on transfers accounted for as sales that are economically similar to repurchase agreements and on the nature of collateral pledged in repurchase agreements accounted for as secured borrowings. This guidance became effective for the Bank beginning on January 1, 2015. The adoption of this guidance did not have an effect on the Bank's financial condition, results of operations, cash flows, or financial statement disclosures.

Revenue from Contracts with Customers

On May 28, 2014, the FASB issued guidance on revenue from contracts with customers. This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In addition, this guidance amends the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer. This guidance applies to all contracts with customers except those that are within the scope of certain other standards, such as financial instruments, certain guarantees, insurance contracts, or lease contracts. This guidance becomes effective for the interim and annual reporting periods beginning after December 15, 2016, and early application is not permitted. The guidance provides entities with the option of using the following two methods upon adoption: a full retrospective method, retrospectively to each prior reporting period presented; or a transition method, retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. The Bank is in the process of evaluating this guidance and its expected effect on the Bank's financial condition, results of operations, or cash flows is not expected to be material.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

On January 17, 2014, the FASB issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to REO. Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This guidance became effective for the Bank beginning on January 1, 2015 and was adopted prospectively. The adoption of this guidance did not have an effect on the Bank’s financial condition, results of operations, or cash flows.

Finance Agency Advisory Bulletin on Asset Classification

On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for classifying assets and prescribes the timing of asset charge-offs, excluding investment securities. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adverse classification requirements were implemented as of January 1, 2014; this implementation did not have a material effect on the Bank's financial condition, results of operations, or cash flows. The charge-off requirements were implemented on January 1, 2015. This guidance did not have a material effect on the Bank's financial condition, results of operations, or cash flows.

Note 3 — Cash and Due from Banks
Compensating Balances
The Bank maintains collected cash balances with commercial banks in return for certain services. These arrangements contain no legal restrictions on the withdrawal of funds. Average collected cash balances were $146.7 million and $124.0 million for the years ended December 31, 2014 and 2013.

Pass-Through Deposit Reserves

The Bank acts as a pass-through correspondent for certain member institutions required to deposit reserves with the Federal Reserve Bank of Chicago. At December 31, 2014 and 2013, pass-through deposit reserves amounted to $23.2 million and $9.7 million.

Note 4 — Trading Securities

Major Security Types

Trading securities were as follows (dollars in thousands):

	December 31,
	2014	2013
Non-mortgage-backed securities
Other U.S. obligations	$256,267	$266,898
GSE obligations	1,531,811	54,971
Other[1]	280,215	263,354
Total non-mortgage-backed securities	2,068,293	585,223
Mortgage-backed securities
GSE multifamily	462,197	433,150
Total fair value	$2,530,490	$1,018,373

1	Consists of taxable municipal bonds.

Interest Rate Payment Terms

The following table summarizes the Bank's trading securities by interest rate payment terms (dollars in thousands):

	December 31,
	2014	2013
Fixed rate	$1,060,715	$1,018,373
Variable rate	1,469,775	—
Total fair value	$2,530,490	$1,018,373

Net Gains (Losses) on Trading Securities

The Bank did not sell any trading securities during the years ended December 31, 2014, 2013, and 2012. During the year ended December 31, 2014, the Bank recorded net holding gains of $68.0 million on its trading securities compared to net holding losses of $106.6 million and net holding gains of $23.1 million for the same periods in 2013 and 2012.

Note 5 — Available-for-Sale Securities

Major Security Types

AFS securities were as follows (dollars in thousands):

	December 31, 2014
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations	$158,864	$4,761	$(56)	$163,569
GSE obligations	993,681	22,682	(4,055)	1,012,308
State or local housing agency obligations	36,320	176	(148)	36,348
Other[2]	176,277	7,425	—	183,702
Total non-mortgage-backed securities	1,365,142	35,044	(4,259)	1,395,927
Mortgage-backed securities
Other U.S. obligations single-family	1,979,226	340	(3,875)	1,975,691
GSE single-family	1,991,471	17,586	(150)	2,008,907
GSE multifamily	6,921,322	85,334	(3,389)	7,003,267
Total mortgage-backed securities	10,892,019	103,260	(7,414)	10,987,865
Total	$12,257,161	$138,304	$(11,673)	$12,383,792

	December 31, 2013
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations	$175,097	$6,474	$(23)	$181,548
GSE obligations	1,101,693	27,845	(2,663)	1,126,875
State or local housing agency obligations	24,868	—	(1,897)	22,971
Other[2]	257,584	5,994	(4)	263,574
Total non-mortgage-backed securities	1,559,242	40,313	(4,587)	1,594,968
Mortgage-backed securities
GSE single-family	2,074,709	14,700	(960)	2,088,449
GSE multifamily	4,210,170	51,681	(12,748)	4,249,103
Total mortgage-backed securities	6,284,879	66,381	(13,708)	6,337,552
Total	$7,844,121	$106,694	$(18,295)	$7,932,520

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, previous OTTI recognized in earnings, and/or fair value hedge accounting adjustments.

2	Consists of Private Export Funding Corporation bonds and/or taxable municipal bonds.

Interest Rate Payment Terms

The following table summarizes the Bank's AFS securities by interest rate payment terms (dollars in thousands):

	December 31,
	2014	2013
Fixed rate	$7,219,515	$5,503,644
Variable rate	5,037,646	2,340,477
Total amortized cost	$12,257,161	$7,844,121

Unrealized Losses

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations	$34,993	$(56)	$—	$—	$34,993	$(56)
GSE obligations	230,965	(286)	109,669	(3,769)	340,634	(4,055)
State or local housing agency obligations	—	—	6,527	(148)	6,527	(148)
Total non-mortgage-backed securities	265,958	(342)	116,196	(3,917)	382,154	(4,259)
Mortgage-backed securities
Other U.S. obligations single-family	1,698,157	(3,875)	—	—	1,698,157	(3,875)
GSE single-family	—	—	107,910	(150)	107,910	(150)
GSE multifamily	1,331,057	(3,053)	74,806	(336)	1,405,863	(3,389)
Total mortgage-backed securities	3,029,214	(6,928)	182,716	(486)	3,211,930	(7,414)
Total	$3,295,172	$(7,270)	$298,912	$(4,403)	$3,594,084	$(11,673)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations	$38,342	$(23)	$—	$—	$38,342	$(23)
GSE obligations	135,655	(1,081)	59,061	(1,582)	194,716	(2,663)
State or local housing agency obligations	22,971	(1,897)	—	—	22,971	(1,897)
Other	10,190	(4)	—	—	10,190	(4)
Total non-mortgage-backed securities	207,158	(3,005)	59,061	(1,582)	266,219	(4,587)
Mortgage-backed securities
GSE single-family	124,896	(153)	209,691	(808)	334,587	(961)
GSE multifamily	2,031,114	(11,908)	54,292	(839)	2,085,406	(12,747)
Total mortgage-backed securities	2,156,010	(12,061)	263,983	(1,647)	2,419,993	(13,708)
Total	$2,363,168	$(15,066)	$323,044	$(3,229)	$2,686,212	$(18,295)

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	December 31, 2014		December 31, 2013
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$66,673	$66,904	$9,981	$10,071
Due after one year through five years	898,464	915,574	1,031,840	1,056,323
Due after five years through ten years	247,821	255,333	331,391	339,266
Due after ten years	152,184	158,116	186,030	189,308
Total non-mortgage-backed securities	1,365,142	1,395,927	1,559,242	1,594,968
Mortgage-backed securities	10,892,019	10,987,865	6,284,879	6,337,552
Total	$12,257,161	$12,383,792	$7,844,121	$7,932,520

Prepayment Fees

During the years ended December 31, 2014 and 2012, the Bank did not receive any prepayment fees on AFS securities. During the year ended December 31, 2013, an AFS security with an outstanding par value of $11.2 million was prepaid and the Bank received a $1.2 million prepayment fee. This prepayment fee was recorded as interest income on AFS securities in the Statements of Income.

Net Gains from Sale of AFS Securities

During the year ended December 31, 2014, the Bank received $97.2 million in proceeds from the sale of an AFS security and recognized a gross gain of $0.8 million. During the year ended December 31, 2013, the Bank received $120.8 million in proceeds from the sale of AFS securities and recognized gross gains of $3.0 million. During the year ended December 31, 2012, the Bank received $80.3 million in proceeds from the sale of AFS securities and recognized gross gains of $12.6 million.

Note 6 — Held-to-Maturity Securities

Major Security Types

HTM securities were as follows (dollars in thousands):

	December 31, 2014
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$305,126	$69,730	$—	$374,856
State or local housing agency obligations	59,963	6,042	—	66,005
Total non-mortgage-backed securities	365,089	75,772	—	440,861
Mortgage-backed securities
Other U.S. obligations single-family	3,247	11	—	3,258
Other U.S. obligations commercial	1,415	—	(1)	1,414
GSE single-family	816,793	12,302	(31)	829,064
Private-label residential	24,916	58	(523)	24,451
Total mortgage-backed securities	846,371	12,371	(555)	858,187
Total	$1,211,460	$88,143	$(555)	$1,299,048

	December 31, 2013
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$306,853	$30,862	$—	$337,715
State or local housing agency obligations	72,662	2,518	—	75,180
Other[2]	807	—	—	807
Total non-mortgage-backed securities	380,322	33,380	—	413,702
Mortgage-backed securities
Other U.S. obligations single-family	5,303	22	—	5,325
Other U.S. obligations commercial	1,985	6	—	1,991
GSE single-family	1,360,705	31,937	(426)	1,392,216
Private-label residential	29,991	63	(689)	29,365
Total mortgage-backed securities	1,397,984	32,028	(1,115)	1,428,897
Total	$1,778,306	$65,408	$(1,115)	$1,842,599

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization.

2	Consists of an investment in a Small Business Investment Company.

Interest Rate Payment Terms

The following table summarizes HTM securities by interest rate payment terms (dollars in thousands):

	December 31,
	2014	2013
Fixed rate	$674,145	$1,077,367
Variable rate	537,315	700,939
Total amortized cost	$1,211,460	$1,778,306

Unrealized Losses

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
Other U.S. obligations commercial	$—	$—	$248	$(1)	$248	$(1)
GSE single-family	1,436	(4)	38,607	(27)	40,043	(31)
Private-label residential	—	—	16,243	(523)	16,243	(523)
Total mortgage-backed securities	$1,436	$(4)	$55,098	$(551)	$56,534	$(555)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
GSE single-family	$71,023	$(54)	$113,532	$(372)	$184,555	$(426)
Private-label residential	—	—	19,517	(689)	19,517	(689)
Total mortgage-backed securities	$71,023	$(54)	$133,049	$(1,061)	$204,072	$(1,115)

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	December 31, 2014		December 31, 2013
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$—	$—	$807	$807
Due after ten years	365,089	440,861	379,515	412,895
Total non-mortgage-backed securities	365,089	440,861	380,322	413,702
Mortgage-backed securities	846,371	858,187	1,397,984	1,428,897
Total	$1,211,460	$1,299,048	$1,778,306	$1,842,599

Net Gains from Sale of HTM Securities

During the year ended December 31, 2014, the Bank sold HTM securities with a carrying amount of $65.7 million and recognized gross gains of $8.9 million. During the year ended December 31, 2012, the Bank sold an HTM security with a carrying amount of $24.9 million and recognized a gross gain of $1.0 million. The HTM securities sold had less than 15 percent of the acquired principal outstanding at the time of sale. As such, the sales were considered maturities for purpose of security classification and did not impact the Bank's ability and intent to hold the remaining HTM securities through their stated maturities. During the year ended December 31, 2013, the Bank did not sell any HTM securities.

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

During 2013, the Bank changed its intent and decided to sell three similar non-MBS held in its AFS portfolio. Two of these securities were sold in 2013 and the Bank recorded gross gains on these sales of $1.1 million through "Net gains on sale of available-for-sale securities" in the Statements of Income. The third and only remaining security of that type was deemed other-than-temporarily impaired as the Bank intended to sell this security and it was in a loss position. As such, the Bank recorded OTTI charges of $1.4 million in 2013 through “Other-than-temporary impairment losses" in the Statements of Income. These charges represented the entire difference between the amortized cost basis and estimated fair value of the security. The declines in value were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligation. This security was subsequently sold in January of 2014.

Private-Label Mortgage-Backed Securities

On a quarterly basis, the Bank engages other designated FHLBanks to perform cash flow analyses on its private-label MBS using two third-party models in order to assess whether the entire amortized cost bases of these securities will be recovered. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach reflects a best estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

As of December 31, 2014, the Bank obtained cash flow analyses for all of its private-label MBS from its designated FHLBanks. The first third-party model considered borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSAs refer collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. A CBSA must contain at least one urban area with a population of 10,000 or more people.

The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of four percent to an increase of seven percent over the twelve month period beginning October 1, 2014. For the vast majority of markets, the projected short-term housing price changes range from a decrease of one percent to an increase of six percent. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

The Bank compared the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At December 31, 2014, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at December 31, 2014.

All Other AFS and HTM Investment Securities

On a quarterly basis, the Bank reviews all remaining AFS and HTM securities in an unrealized loss position to determine whether they are other-than temporarily impaired. The following was determined for the Bank's other investment securities in an unrealized loss position at December 31, 2014:

•
Other U.S. obligations and GSE securities. The unrealized losses were due primarily to interest rate volatility. The strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at December 31, 2014.

•
State housing agency obligations. The unrealized losses were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements was sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at December 31, 2014.

Note 8 — Advances

The Bank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. Fixed rate advances generally have maturities ranging from overnight to 20 years. Variable rate advances generally have maturities ranging from one year to 20 years, where the interest rates reset periodically to a specified interest rate index such as London Interbank Offered Rate (LIBOR). At December 31, 2014, the Bank had advances outstanding with interest rates ranging from 0.21 percent to 8.25 percent.

Contractual Maturity

The following table summarizes the Bank's advances outstanding by contractual maturity (dollars in thousands):

	December 31, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$66	3.28	$—	—
Due in one year or less	7,997,497	0.66	6,948,856	0.60
Due after one year through two years	4,028,617	1.45	4,479,162	0.95
Due after two years through three years	4,437,280	1.68	2,936,056	1.76
Due after three years through four years	20,706,329	0.56	3,298,142	2.28
Due after four years through five years	21,447,326	0.33	20,558,211	0.54
Thereafter	6,335,093	0.98	7,139,820	0.85
Total par value	64,952,208	0.67	45,360,247	0.84
Premiums	137		153
Discounts	(6,388)		(7,879)
Fair value hedging adjustments	222,317		297,699
Total	$65,168,274		$45,650,220

The following table summarizes advances at December 31, 2014 and 2013, by year of contractual maturity or next call date for callable advances, and by year of contractual maturity or next put date for putable advances (dollars in thousands):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	2014	2013	2014	2013
Overdrawn demand deposit accounts	$66	$—	$66	$—
Due in one year or less	52,277,849	33,150,516	10,080,697	9,345,956
Due after one year through two years	3,774,834	3,227,821	3,801,817	4,411,162
Due after two years through three years	3,400,538	2,370,262	3,558,980	2,673,256
Due after three years through four years	2,515,829	2,664,631	19,787,129	2,246,842
Due after four years through five years	1,624,991	2,700,477	21,447,326	19,602,111
Thereafter	1,358,101	1,246,540	6,276,193	7,080,920
Total par value	$64,952,208	$45,360,247	$64,952,208	$45,360,247

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2014 and 2013, the Bank had callable advances outstanding totaling $44.6 billion and $26.4 billion. The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise dates, and the borrower may then apply for a new advance at the prevailing market rate. Generally, put options are exercised when interest rates increase. At December 31, 2014 and 2013, the Bank had putable advances outstanding totaling $2.1 billion and $2.4 billion.

Interest Rate Payment Terms

The following table summarizes advances by interest rate payment terms and contractual maturity (dollars in thousands):

	December 31,
	2014	2013
Fixed rate
Due in one year or less	$7,302,497	$6,320,856
Due after one year	10,932,958	11,133,041
Total fixed rate	18,235,455	17,453,897
Variable rate
Due in one year or less	695,066	628,000
Due after one year	46,021,687	27,278,350
Total variable rate	46,716,753	27,906,350
Total par value	$64,952,208	$45,360,247

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

	For the Years Ended December 31,
	2014	2013	2012
Gross prepayment fee income	$30,464	$21,460	$375,635
Fair value hedging adjustments[1]	(24,084)	(15,637)	(347,544)
Prepayment fees on advances, net	$6,380	$5,823	$28,091

1	Represents the amortization/accretion of fair value hedging adjustments on closed advance fair value hedge relationships resulting from advance prepayments.

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

The following table presents information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	December 31,
	2014	2013
Fixed rate, long-term single family mortgage loans	$5,024,393	$4,823,351
Fixed rate, medium-term[1] single family mortgage loans	1,462,014	1,668,190
Total unpaid principal balance	6,486,407	6,491,541
Premiums	82,206	80,911
Discounts	(12,191)	(15,652)
Basis adjustments from mortgage loan commitments	10,947	8,493
Total mortgage loans held for portfolio	$6,567,369	$6,565,293

1	Medium-term is defined as a term of 15 years or less.

The following table presents the Bank's mortgage loans held for portfolio by collateral or guarantee type (dollars in thousands):

	December 31,
	2014	2013
Conventional mortgage loans	$5,916,651	$5,944,999
Government-insured mortgage loans	569,756	546,542
Total unpaid principal balance	$6,486,407	$6,491,541

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

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At December 31, 2014 and 2013, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At December 31, 2014 and 2013, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to credit products during the years ended December 31, 2014 and 2013.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of December 31, 2014 and 2013. Accordingly, the Bank has not recorded any allowance for credit losses for its credit products.

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at December 31, 2014 and 2013. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

•
Primary Mortgage Insurance. At the time of origination, PMI is required on all loans with homeowner equity of less than 20 percent of the original purchase price or appraised value, whichever is less and as applicable to the specific loan.

•
First Loss Account. The first loss account (FLA) is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. Credit enhancement fees paid totaled $4.4 million, $4.3 million, and $7.4 million during the years ended December 31, 2014, 2013, and 2012. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments with a PFI credit enhancement obligation was $92.2 million and $87.3 million at December 31, 2014 and 2013.

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

Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not. At December 31, 2014 and 2013, the Bank determined that the amount of performance-based credit enhancement fees available for recapture from the PFIs at the master commitment level was immaterial. As such, it did not factor credit enhancement fees into its estimate of the allowance for credit losses.

PFI Credit Enhancement Obligation. When reserving for estimated credit losses, the Bank may take into consideration the PFI credit enhancement obligation, which is intended to absorb losses in excess of the FLA. At December 31, 2014 and 2013, the Bank determined that the amount of credit enhancement obligation available to offset losses was immaterial. As such, it did not factor credit enhancement obligation into its estimate of the allowance for credit losses.

Allowance for Credit Losses on Conventional Mortgage Loans. The following table presents a rollforward of the allowance for credit losses on the Bank's conventional mortgage loan portfolio (dollars in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Balance, beginning of year	$8,000	$15,793	$18,963
Charge-offs	(702)	(1,871)	(3,170)
Reversal for credit losses	(2,398)	(5,922)	—
Balance, end of year	$4,900	$8,000	$15,793

The following table summarizes the allowance for credit losses and recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in thousands):

	December 31,
	2014	2013
Allowance for credit losses
Collectively evaluated for impairment	$1,500	$4,500
Individually evaluated for impairment	3,400	3,500
Total allowance for credit losses	$4,900	$8,000
Recorded investment[1]
Collectively evaluated for impairment	$5,966,025	$5,996,590
Individually evaluated for impairment, with or without a related allowance	50,151	40,840
Total recorded investment	$6,016,176	$6,037,430

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollars in thousands):

	December 31, 2014
	Conventional	Government Insured	Total
Past due 30 - 59 days	$70,646	$20,279	$90,925
Past due 60 - 89 days	22,000	7,036	29,036
Past due 90 - 179 days	16,355	4,644	20,999
Past due 180 days or more	38,157	6,155	44,312
Total past due mortgage loans	147,158	38,114	185,272
Total current mortgage loans	5,869,018	547,686	6,416,704
Total recorded investment of mortgage loans[1]	$6,016,176	$585,800	$6,601,976

In process of foreclosure (included above)[2]	$26,715	$4,111	$30,826
Serious delinquency rate[3]	0.9%	1.8%	1.0%
Past due 90 days or more and still accruing interest[4]	$—	$10,799	$10,799
Non-accrual mortgage loans[5]	$58,832	$—	$58,832

	December 31, 2013
	Conventional	Government Insured	Total
Past due 30 - 59 days	$75,521	$19,714	$95,235
Past due 60 - 89 days	21,925	7,128	29,053
Past due 90 - 179 days	17,864	5,515	23,379
Past due 180 days or more	50,271	4,130	54,401
Total past due mortgage loans	165,581	36,487	202,068
Total current mortgage loans	5,871,849	524,947	6,396,796
Total recorded investment of mortgage loans[1]	$6,037,430	$561,434	$6,598,864

In process of foreclosure (included above)[2]	$37,582	$1,106	$38,688
Serious delinquency rate[3]	1.1%	1.7%	1.2%
Past due 90 days or more and still accruing interest[4]	$—	$9,645	$9,645
Non-accrual mortgage loans[5]	$71,221	$—	$71,221

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

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

	December 31, 2014		December 31, 2013
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Impaired loans with an allowance	$19,342	$3,400	$19,719	$3,500
Impaired loans without an allowance	30,809	—	21,121	—
Total	$50,151	$3,400	$40,840	$3,500

The Bank did not recognize any interest income on impaired loans during the years ended December 31, 2014, 2013, and 2012.

The following table summarizes the average recorded investment of the Bank's individually evaluated impaired loans (dollars in thousands):

	For the Years Ended December 31,
	2014	2013
Impaired loans with an allowance	$19,530	$38,932
Impaired loans without an allowance	25,965	11,160
Total	$45,495	$50,092

Real Estate Owned. At December 31, 2014 and 2013, the Bank had $8.9 million and $12.2 million of REO recorded as a component of "Other assets" in the Statements of Condition.

Term Securities Purchased Under Agreements to Resell

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at December 31, 2014 and 2013.

Off-Balance Sheet Credit Exposures

At December 31, 2014 and 2013, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank's off-balance sheet credit exposures, see "Note 18 — Commitments and Contingencies."

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

•
preserve a favorable interest rate spread between the yield of an asset and the cost of the related liability. Without the use of derivatives, this interest rate spread could be reduced or eliminated when a change in the interest rate on the asset does not match a change in the interest rate on the liability;

•	mitigate the adverse earnings effects of the shortening or extension of certain assets and liabilities; and

•	manage embedded options in assets and liabilities.

Application of Derivatives

Derivative instruments are used by the Bank in two ways:

•	as a fair value hedge of an associated financial instrument or firm commitment for those items qualifying under applicable accounting guidance; or

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

•
Swaptions. A swaption is an option on a swap that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank against future interest rate changes. The Bank may enter into both payer and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

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

•
Options. An option is an agreement between two entities that conveys the right, but not the obligation, to engage in a future transaction on some underlying security or other financial asset at an agreed upon price during a certain period of time or on a specific date. Premiums or swap fees paid to acquire options are considered the fair value of the option at inception of the hedge and are reported as derivative assets or derivative liabilities in the Statements of Condition.

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

Types of Hedged Items

The Bank documents at inception all fair value hedging relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities in the Statements of Condition or firm commitments. The Bank also formally assesses (both at the hedge's inception and at least quarterly) whether the derivatives it uses in hedging transactions have been effective in offsetting changes in the fair value of hedged items attributable to the hedged risk and whether those derivatives are expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges.

The Bank may have the following types of hedged items:

•
Investment Securities. The Bank primarily invests in other U.S. obligations, GSE obligations, state or local housing agency obligations, and MBS, and classifies them as either trading, AFS, or HTM. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may fund investment securities with callable consolidated obligations or utilize interest rate swaps, caps, floors, or swaptions to manage interest rate and prepayment risk. The Bank manages the risk arising from changing market prices of trading securities by entering into economic derivatives that generally offset the changes in fair value of the securities. The fair value changes of both the trading securities and the associated derivatives are included in other (loss) income as “Net gains (losses) on trading securities” and “Net (losses) gains on derivatives and hedging activities.” The Bank manages the risk arising from changing market prices on AFS securities by entering into fair value derivatives that generally offset the changes in fair value of the securities. The Bank records the portion of the change in fair value related to the risk being hedged together with the related change in fair value of the derivative through other (loss) income as “Net (losses) gains on derivatives and hedging activities.” The Bank records the remainder of the change in fair value through AOCI as “Net unrealized gains (losses) on available-for-sale securities.”

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

•
Firm Commitments. Certain mortgage purchase commitments are considered derivatives. The Bank normally hedges these commitments by selling TBA MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized over the contractual life of the mortgage loan using the level-yield method. The Bank may also hedge a firm commitment for a forward-starting advance through the use of an interest-rate swap (fair value hedge). In this case, the interest rate swap will function as the hedging instrument for both the firm commitment and the subsequent advance. The fair value change associated with the firm commitment and subsequent advance along with the fair value change on the interest rate swap will be recorded through other (loss) income as “Net (losses) gains on derivatives and hedging activities.”

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

The following table summarizes the Bank's fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in thousands):

	December 31, 2014			December 31, 2013
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value)
Interest rate swaps	$38,703,467	$84,362	$459,437	$32,537,432	$181,724	$391,597
Derivatives not designated as hedging instruments (economic)
Interest rate swaps	1,012,577	11,714	51,260	1,757,673	72,439	25,102
Forward settlement agreements (TBAs)	65,000	1	322	28,000	160	3
Mortgage delivery commitments	70,106	245	7	29,651	6	124
Total derivatives not designated as hedging instruments	1,147,683	11,960	51,589	1,815,324	72,605	25,229
Total derivatives before netting and collateral adjustments	$39,851,150	96,322	511,026	$34,352,756	254,329	416,826
Netting adjustments and cash collateral[1]		(16,210)	(434,394)		(161,318)	(359,406)
Total derivative assets and total derivative liabilities		$80,112	$76,632		$93,011	$57,420

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. Cash collateral posted by the Bank (including accrued interest) was $418.2 million and $277.1 million at December 31, 2014 and 2013. At December 31, 2014, the Bank had not received any cash collateral from clearing agents and/or counterparties. At December 31, 2013, cash collateral received from clearing agents and/or counterparties (including accrued interest) was $79.0 million.

The following table summarizes the components of “Net (losses) gains on derivatives and hedging activities” as presented in the Statements of Income (dollars in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Derivatives designated as hedging instruments (fair value)
Interest rate swaps	$(40,065)	$12,026	$1,707
Derivatives not designated as hedging instruments (economic)
Interest rate swaps	(62,469)	84,987	2,450
Interest rate caps	—	3,992	(13,080)
Forward settlement agreements (TBAs)	(5,156)	5,171	(13,242)
Mortgage delivery commitments	4,677	(4,846)	9,247
Net interest settlements	(20,398)	(16,030)	(11,929)
Total net (losses) gains related to derivatives not designated as hedging instruments	(83,346)	73,274	(26,554)
Net (losses) gains on derivatives and hedging activities	$(123,411)	$85,300	$(24,847)

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, the net fair value hedge ineffectiveness, and the effect of those derivatives on the Bank's net interest income (dollars in thousands):

	For the Year Ended December 31, 2014
Hedged Item Type	(Losses) Gains on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(325,302)	$281,225	$(44,077)	$(115,192)
Advances	45,525	(43,717)	1,808	(163,434)
Consolidated obligation bonds	65,889	(63,685)	2,204	70,291
Total	$(213,888)	$173,823	$(40,065)	$(208,335)

	For the Year Ended December 31, 2013
Hedged Item Type	Gains (Losses) on Derivatives	(Losses) Gains on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$181,593	$(173,015)	$8,578	$(42,506)
Advances	232,454	(229,657)	2,797	(163,154)
Consolidated obligation bonds	(151,125)	151,776	651	59,708
Total	$262,922	$(250,896)	$12,026	$(145,952)

	For the Year Ended December 31, 2012
Hedged Item Type	(Losses) Gains on Derivatives	Gains(Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(9,575)	$10,676	$1,101	$(12,730)
Advances	(7,222)	10,628	3,406	(195,719)
Consolidated obligation bonds	31,922	(34,722)	(2,800)	123,918
Total	$15,125	$(13,418)	$1,707	$(84,531)

1	The net interest income on derivatives in fair value hedge relationships is included in the interest income or interest expense line item of the respective hedged item type.

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

A majority of the Bank's bilateral derivative contracts contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2014 was $259.0 million, for which the Bank posted collateral of $183.5 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $51.1 million of collateral to its bilateral derivative counterparties at December 31, 2014.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents, based on credit considerations, at December 31, 2014.

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

	December 31, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Bilateral derivatives	$59,574	$316,472	$209,378	$411,289
Cleared derivatives	36,503	194,547	44,945	5,413
Total gross recognized amount	96,077	511,019	254,323	416,702
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(56,327)	(239,847)	(195,177)	(353,993)
Cleared derivatives	40,117	(194,547)	33,859	(5,413)
Total gross amounts of netting adjustments and cash collateral	(16,210)	(434,394)	(161,318)	(359,406)
Net amounts after netting adjustments and cash collateral
Bilateral derivatives	3,247	76,625	14,201	57,296
Cleared derivatives	76,620	—	78,804	—
Total net amounts after netting adjustments and cash collateral	79,867	76,625	93,005	57,296
Bilateral derivatives instruments not meeting netting requirements[1]	245	7	6	124
Total derivative assets and total derivative liabilities
Bilateral derivatives	3,492	76,632	14,207	57,420
Cleared derivatives	76,620	—	78,804	—
Total derivative assets and total derivative liabilities	$80,112	$76,632	$93,011	$57,420

1	Represents mortgage delivery commitments that are not subject to an enforceable netting agreement.

Note 12 — Deposits
The Bank offers demand and overnight deposits as well as short-term interest bearing deposits to members and qualifying non-members. Deposits classified as demand and overnight pay interest based on a daily interest rate. Short-term interest bearing deposits pay interest based on a fixed rate determined at the issuance of the deposit. Average interest rates paid on interest-bearing deposits were 0.01 percent, 0.02 percent, and 0.04 percent for the years ended December 31, 2014, 2013, and 2012.
The following table details the Bank's interest bearing and non-interest bearing deposits (dollars in thousands):

	December 31,
	2014	2013
Interest-bearing
Demand and overnight	$402,803	$458,209
Term	14,545	9,153
Non-interest-bearing
Demand	95,210	231,704
Total	$512,558	$699,066

The aggregate amount of term deposits with a denomination of $250 thousand or more (FDIC insured limit) was $14.5 million and $8.9 million at December 31, 2014 and 2013.

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At December 31, 2014 and 2013, the total par value of outstanding consolidated obligations of the 12 FHLBanks was $847.2 billion and $766.8 billion.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in thousands):

	December 31, 2014		December 31, 2013
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$57,781,155	0.09	$38,143,400	0.10
Discounts	(8,265)		(6,748)
Total	$57,772,890		$38,136,652

BONDS

The following table summarizes the Bank's bonds outstanding by contractual maturity (dollars in thousands):

	December 31, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$18,392,675	0.59	$17,437,015	0.33
Due after one year through two years	3,144,800	2.31	2,485,075	3.03
Due after two years through three years	2,731,455	3.39	1,864,840	3.48
Due after three years through four years	632,740	1.47	2,080,710	4.21
Due after four years through five years	1,883,450	2.02	582,735	1.60
Thereafter	5,382,770	3.06	5,545,470	2.96
Index amortizing notes	165,016	5.21	209,600	5.21
Total par value	32,332,906	1.53	30,205,445	1.56
Premiums	21,045		22,027
Discounts	(18,289)		(17,751)
Fair value hedging adjustments	26,448		(14,186)
Fair value option adjustments	—		33
Total	$32,362,110		$30,195,568

The following table summarizes the Bank's bonds outstanding by call features (dollars in thousands):

	December 31,
	2014	2013
Noncallable or nonputable	$19,667,906	$26,765,445
Callable	12,665,000	3,440,000
Total par value	$32,332,906	$30,205,445

The following table summarizes the Bank's bonds outstanding by year of contractual maturity or next call date (dollars in thousands):

	December 31,
Year of Contractual Maturity or Next Call Date	2014	2013
Due in one year or less	$22,057,675	$19,582,015
Due after one year through two years	2,604,800	2,490,075
Due after two years through three years	2,161,455	1,759,840
Due after three years through four years	232,740	1,915,710
Due after four years through five years	658,450	237,735
Thereafter	4,452,770	4,010,470
Index amortizing notes	165,016	209,600
Total par value	$32,332,906	$30,205,445
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

Interest Rate Payment Terms

The following table summarizes the Bank's bonds by interest rate payment terms (dollars in thousands):

	December 31,
	2014	2013
Fixed rate	$29,512,906	$27,625,445
Simple variable rate	250,000	800,000
Step-up	2,420,000	1,680,000
Step-down	150,000	100,000
Total par value	$32,332,906	$30,205,445

Extinguishment of Debt

During the year ended December 31, 2014, the Bank extinguished bonds with a total par value of $115.0 million and recognized losses of $12.7 million in other (loss) income. During the year ended December 31, 2013, the Bank extinguished bonds with a total par value of $162.1 million and recognized losses of $25.7 million in other (loss) income. During the year ended December 31, 2012, the Bank extinguished bonds with a total par value of $556.1 million and recognized losses of $76.8 million.

Concession on Consolidated Obligations
Unamortized concessions on consolidated obligations are included as a component of "Other assets" in the Statements of Condition and totaled $3.1 million and $3.2 million at December 31, 2014 and 2013. Amortization of such concessions is recorded as consolidated obligation interest expense in the Statements of Income and totaled $1.9 million, $1.6 million, and $7.7 million for the years ended December 31, 2014, 2013, and 2012.

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

If the Bank experienced a net loss during a quarter, but still had net earnings for the year, the Bank's obligation to the AHP would be calculated based on its year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, it would have no obligation to the AHP for the year, because its required annual AHP contribution is limited to its annual net earnings. If the aggregate 10 percent AHP calculation previously discussed was less than $100 million for the FHLBanks, each FHLBank would be required to assure that the aggregate contribution of the FHLBanks equals $100 million. The pro-ration would be made on the basis of an FHLBank's income in relation to the income of all FHLBanks for the previous year, subject to the annual earnings limitation previously discussed.

There was no shortfall, as described above, in 2014, 2013, or 2012. If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make any such application in 2014, 2013, or 2012. At December 31, 2014 and 2013, the Bank had no outstanding AHP advances.

The following table presents a rollforward of the Bank’s AHP liability (dollars in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Balance, beginning of year	$37,688	$36,720	$38,849
Assessments	13,475	12,237	12,408
Disbursements	(9,931)	(11,269)	(14,537)
Balance, end of year	$41,232	$37,688	$36,720

Note 15 — Capital

The Bank is subject to three regulatory capital requirements:

•
Risk-based capital. The Bank must maintain at all times permanent capital greater than or equal to the sum of its credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, which includes mandatorily redeemable capital stock, and retained earnings, can satisfy this risk-based capital requirement.

•
Regulatory capital. The Bank is required to maintain a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all capital stock, including mandatorily redeemable capital stock, and retained earnings. It does not include AOCI.

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At December 31, 2014 and 2013, the Bank did not have any nonpermanent capital.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations. The following table shows the Bank's compliance with the Finance Agency's regulatory capital requirements (dollars in thousands):

	December 31, 2014		December 31, 2013
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$579,898	$4,213,293	$676,384	$3,378,542
Regulatory capital	$3,820,958	$4,213,293	$2,920,161	$3,378,542
Leverage capital	$4,776,197	$6,319,939	$3,650,201	$5,067,814
Capital-to-assets ratio	4.00%	4.41%	4.00%	4.63%
Leverage ratio	5.00%	6.62%	5.00%	6.94%

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

Capital Classification Determination

The Bank is subject to the Finance Agency's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, establishes criteria for four capital classifications (adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. The Bank satisfied these requirements at December 31, 2014 and was classified as adequately capitalized. If the Bank becomes classified into a capital classification other than adequately capitalized, it will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

Excess Stock

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At December 31, 2014 and 2013, the Bank had no excess capital stock outstanding.

Mandatorily Redeemable Capital Stock

The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) when a member engages in any of the following activities: (i) submits a written notice to redeem all or part of its capital stock, (ii) submits a written notice of its intent to withdraw from membership, or (iii) terminates its membership voluntarily as a result of a consolidation into a non-member or into a member of another FHLBank. Dividends on mandatorily redeemable capital stock are classified as interest expense in the Statements of Income. At December 31, 2014 and 2013, the Bank's mandatorily redeemable capital stock totaled $24.4 million and $8.7 million.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense. The Bank recorded interest expense on mandatorily redeemable capital stock of $0.2 million, $0.3 million, and $0.2 million for the years ended December 31, 2014, 2013, and 2012.

The following table summarizes the Bank's mandatorily redeemable capital stock by year of contractual redemption (dollars in thousands):

	December 31,
Year of Contractual Redemption	2014	2013
Due in one year or less	$40	$149
Due after one year through two years	53	40
Due after two years through three years	3,902	55
Due after three years through four years	3,650	3,792
Due after four years through five years	16,473	4,475
Past contractual redemption date due to outstanding activity with the Bank	249	208
Total	$24,367	$8,719

The following table summarizes a rollforward of the Bank's mandatorily redeemable capital stock (dollars in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Balance, beginning of period	$8,719	$9,561	$6,169
Capital stock subject to mandatory redemption reclassified from capital stock	30,679	20,658	9,458
Capital stock subject to mandatory redemption reclassified to capital stock	—	(20)	(10)
Net redemption of mandatorily redeemable capital stock	(15,031)	(21,480)	(6,056)
Balance, end of period	$24,367	$8,719	$9,561

Restricted Retained Earnings

The Bank entered into a JCE Agreement with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. It requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At December 31, 2014 and 2013, the Bank's restricted retained earnings account totaled $75.0 million and $50.8 million.

Accumulated Other Comprehensive Income

The following table summarizes changes in AOCI (dollars in thousands):

	Net unrealized gains on AFS securities (Notes 5 and 7)	Pension and postretirement benefits (Note 16)	Total AOCI
Balance, December 31, 2011	$137,240	$(2,679)	$134,561
Other comprehensive income (loss)	15,541	(464)	15,077
Balance, December 31, 2012	152,781	(3,143)	149,638
Other comprehensive (loss) income before reclassifications
Net unrealized losses	(62,737)	—	(62,737)
Reclassifications from other comprehensive (loss) income to net income
Other-than-temporary impairment losses on securities	1,394	—	1,394
Net realized gains on sale of securities	(3,039)	—	(3,039)
Amortization - pension and postretirement	—	1,788	1,788
Net current period other comprehensive (loss) income	(64,382)	1,788	(62,594)
Balance, December 31, 2013	88,399	(1,355)	87,044
Other comprehensive income (loss) before reclassifications
Net unrealized gains	39,058	—	39,058
Reclassifications from other comprehensive income (loss) to net income
Net realized gains on sale of securities	(826)	—	(826)
Amortization - pension and postretirement	—	(2,054)	(2,054)
Net current period other comprehensive income (loss)	38,232	(2,054)	36,178
Balance, December 31, 2014	$126,631	$(3,409)	$123,222

Note 16 — Pension and Postretirement Benefit Plans
Qualified Defined Benefit Multiemployer Plan
The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a tax-qualified defined benefit pension plan. The Pentegra DB Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code. As a result, certain multiemployer plan disclosures are not applicable to the Pentegra DB Plan. Under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately.
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

The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2013. The Bank's contributions for the plan years ended June 30, 2013 and June 30, 2012 were not more than five percent of the total contributions to the Pentegra DB Plan.

The following table summarizes the net pension cost and funded status of the Pentegra DB Plan (dollars in thousands):

	2014	2013	2012
Net pension cost[1]	$2,002	$4,354	$4,032
Pentegra DB Plan's funded status as of July 1	111.3%	101.3%	108.4%
Bank's funded status as of July 1	123.1%	111.6%	123.8%

1	Represents the net pension cost charged to compensation and benefits expense in the Statements of Income for the years ended December 31, 2014, 2013, and 2012.

The Pentegra DB Plan's funded status and the Bank's funded status reflect the Moving Ahead for Progress in the 21st Century Act (MAP-21) enacted on July 6, 2012, which changed the calculation of the discount rate used to determine the pension plan liability. MAP-21 allows plan sponsors to measure the pension plan liability using the 25-year average of interest rates to determine the discount rate. Prior to MAP-21, the discount rate used in measuring the pension plan liability was based on the 24-month average of interest rates.

The Pentegra DB Plan's funded status as of July 1, 2014 is preliminary and may further increase because plan participants are permitted to make contributions for the plan year ended June 30, 2014 through March 15, 2015. Contributions made on or before March 15, 2015, and designated for the plan year ended June 30, 2014, will be included in the final valuation as of July 1, 2014. The final funded status as of July 1, 2014 will not be available until the Form 5500 for the plan year July 1, 2014 through June 30, 2015 is filed (this Form 5500 is due to be filed no later than April 2016).

The Pentegra DB Plan's funded status as of July 1, 2013 includes all contributions made by plan participants through March 15, 2014. The final funded status as of July 1, 2013 will not be available until the Form 5500 for the plan year July 1, 2013 through June 30, 2014 is filed (this form 5500 is due to be filed no later than April 2015).

Qualified Defined Contribution Plan
The Bank participates in the Pentegra Defined Contribution Plan for Financial Institutions (Pentegra DC Plan), a tax-qualified defined contribution plan. The Pentegra DC Plan covers all officers and employees of the Bank that meet certain eligibility requirements. The Bank contributes a percentage of participants’ compensation by making a matching contribution equal to a percentage of the participant's voluntary contributions, subject to certain limitations. For the years ended December 31, 2014, 2013, and 2012, the Bank contributed $1.3 million, $1.2 million, and $1.1 million.
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
BEP Defined Contribution Plan. For each of the years ended December 31, 2014, 2013, and 2012, the Bank contributed $0.1 million to the BEP Defined Contribution Plan.
BEP Defined Benefit Plan. The benefit obligation was as follows (dollars in thousands):

	For the Years Ended December 31,
	2014	2013
Benefit obligation at beginning of year	$8,497	$9,412
Service cost	325	401
Interest cost	384	329
Actuarial loss (gain)	914	(425)
Increase (decrease) due to change in the discount rate	1,137	(951)
Benefits paid	(272)	(269)
Benefit obligation at end of year	$10,985	$8,497
The measurement date used to determine the current year's benefit obligation was December 31, 2014.

The following amounts were recognized in the Statements of Condition (dollars in thousands):

	December 31,
	2014	2013
Accrued benefit liability	$10,985	$8,497
Accumulated other comprehensive loss	(3,409)	(1,644)
Net amount recognized	$7,576	$6,853

The accumulated benefit obligation was $10.8 million and $8.1 million at December 31, 2014 and 2013.

Components of net periodic benefit cost were as follows (dollars in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Service cost	$325	$401	$494
Interest cost	384	329	341
Amortization of prior service cost	22	22	23
Amortization of net loss	264	335	383
Total net periodic benefit cost	$995	$1,087	$1,241

The following table details the change in AOCI (dollars in thousands):

	For the Year Ended December 31, 2014
	Prior Service Cost	Net Loss (Gain)	Total
Balance at beginning of year	$22	$1,622	$1,644
Net loss on defined benefit plan	—	2,051	2,051
Amortization	(22)	(264)	(286)
Balance at end of year	$—	$3,409	$3,409

Amounts in AOCI expected to be recognized as components of net periodic benefit cost during 2015 are (dollars in thousands):

Projected amortization of prior service cost	$—
Projected amortization of net loss	1,155
Total projected amortization of amounts in accumulated other comprehensive income	$1,155

Key assumptions used for the actuarial calculations to determine the benefit obligation are as follows:

	December 31,
	2014	2013
Discount rate	3.71%	4.58%
Salary increases	4.80%	4.80%

Key assumptions used for the actuarial calculations to determine the net periodic benefit cost are as follows:

	For the Years Ended December 31,
	2014	2013	2012
Discount rate	4.58%	3.71%	4.20%
Salary increases	4.80%	5.00%	4.80%

The 2014 discount rate used to determine the benefit obligation was determined using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Future benefit payments were estimated based on census data, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments was calculated using duration-based interest rate yields from the Citigroup Pension Discount Curve as of December 31, 2014, and solving for the single discount rate that produced the same present value.

The Bank estimates that its required contributions for the year ended December 31, 2015 will be $0.5 million.
Estimated future benefit payments reflecting expected future services for the years ending after December 31, 2014 are (dollars in thousands):

Year	Amount
2015	$479
2016	514
2017	523
2018	532
2019	549
2020 through 2024	2,960

Note 17 — Fair Value

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the years ended December 31, 2014 and 2013.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial instruments at December 31, 2014 (dollars in thousands). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$495,197	$495,197	$—	$—	$—	$495,197
Interest-bearing deposits	1,942	—	1,921	—	—	1,921
Securities purchased under agreements to resell	5,091,000	—	5,091,000	—	—	5,091,000
Federal funds sold	1,860,000	—	1,860,000	—	—	1,860,000
Trading securities	2,530,490	—	2,530,490	—	—	2,530,490
Available-for-sale securities	12,383,792	—	12,383,792	—	—	12,383,792
Held-to-maturity securities	1,211,460	—	1,274,597	24,451	—	1,299,048
Advances	65,168,274	—	65,293,461	—	—	65,293,461
Mortgage loans held for portfolio, net	6,562,469	—	6,833,531	62,218	—	6,895,749
Accrued interest receivable	84,440	—	84,440	—	—	84,440
Derivative assets, net	80,112	1	96,321	—	(16,210)	80,112
Other assets	12,069	12,069	—	—	—	12,069
Liabilities
Deposits	(512,558)	—	(512,553)	—	—	(512,553)
Consolidated obligations
Discount notes	(57,772,890)	—	(57,773,924)	—	—	(57,773,924)
Bonds	(32,362,110)	—	(32,958,871)	—	—	(32,958,871)
Total consolidated obligations	(90,135,000)	—	(90,732,795)	—	—	(90,732,795)
Mandatorily redeemable capital stock	(24,367)	(24,367)	—	—	—	(24,367)
Accrued interest payable	(89,509)	—	(89,509)	—	—	(89,509)
Derivative liabilities, net	(76,632)	(322)	(510,704)	—	434,394	(76,632)
Other
Commitments to fund advances	—	—	194	—	—	194
Standby letters of credit	(1,978)	—	—	(1,978)	—	(1,978)
Standby bond purchase agreements	—	—	1,809	—	—	1,809

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

As of December 31, 2014 and 2013, three or four prices were received for substantially all of the Bank's investment securities and the final prices for substantially all of those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

As an additional step, the Bank reviews the final fair value estimates of its private-label MBS holdings quarterly for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private-label MBS using the estimated fair value derived from the process previously described and the security's projected cash flows from the Bank's OTTI process. These yields were compared to the market yield of comparable securities according to dealers and/or other third-party sources. This analysis did not indicate any significant variances. Therefore, the Bank determined that its fair value estimates for private-label MBS were appropriate at December 31, 2014.

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

Fair Value on a Recurring Basis

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2014 (dollars in thousands):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$256,267	$—	$—	$256,267
GSE obligations	—	1,531,811	—	—	1,531,811
Other non-MBS	—	280,215	—	—	280,215
GSE multifamily MBS	—	462,197	—	—	462,197
Total trading securities	—	2,530,490	—	—	2,530,490
Available-for-sale securities
Other U.S. obligations	—	163,569	—	—	163,569
GSE obligations	—	1,012,308	—	—	1,012,308
State or local housing agency obligations	—	36,348	—	—	36,348
Other non-MBS	—	183,702	—	—	183,702
Other U.S. obligations single-family MBS	—	1,975,691	—	—	1,975,691
GSE single-family MBS	—	2,008,907	—	—	2,008,907
GSE multifamily MBS	—	7,003,267	—	—	7,003,267
Total available-for-sale securities	—	12,383,792	—	—	12,383,792
Derivative assets, net
Interest-rate related	—	96,076	—	(16,209)	79,867
Forward settlement agreements (TBAs)	1	—	—	(1)	—
Mortgage delivery commitments	—	245	—	—	245
Total derivative assets, net	1	96,321	—	(16,210)	80,112
Other assets	12,069	—	—	—	12,069
Total recurring assets at fair value	$12,070	$15,010,603	$—	$(16,210)	$15,006,463
Liabilities
Derivative liabilities, net
Interest-rate related	$—	$(510,697)	$—	$434,393	$(76,304)
Forward settlement agreements (TBAs)	(322)	—	—	1	(321)
Mortgage delivery commitments	—	(7)	—	—	(7)
Total derivative liabilities, net	(322)	(510,704)	—	434,394	(76,632)
Total recurring liabilities at fair value	$(322)	$(510,704)	$—	$434,394	$(76,632)

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

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2013 (dollars in thousands):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$266,898	$—	$—	$266,898
GSE obligations	—	54,971	—	—	54,971
Other non-MBS	—	263,354	—	—	263,354
GSE multifamily MBS	—	433,150	—	—	433,150
Total trading securities	—	1,018,373	—	—	1,018,373
Available-for-sale securities
Other U.S. obligations	—	181,548	—	—	181,548
GSE obligations	—	1,126,875	—	—	1,126,875
State or local housing agency obligations	—	22,971	—	—	22,971
Other non-MBS	—	263,574	—	—	263,574
GSE single-family MBS	—	2,088,449	—	—	2,088,449
GSE multifamily MBS	—	4,249,103	—	—	4,249,103
Total available-for-sale securities	—	7,932,520	—	—	7,932,520
Derivative assets, net
Interest-rate related	—	254,163	—	(161,315)	92,848
Forward settlement agreements (TBAs)	160	—	—	(3)	157
Mortgage delivery commitments	—	6	—	—	6
Total derivative assets, net	160	254,169	—	(161,318)	93,011
Other assets	10,529	—	—	—	10,529
Total recurring assets at fair value	$10,689	$9,205,062	$—	$(161,318)	$9,054,433
Liabilities
Bonds[2]	$—	$(50,033)	$—	$—	$(50,033)
Derivative liabilities, net
Interest-rate related	—	(416,699)	—	359,403	(57,296)
Forward settlement agreements (TBAs)	(3)	—	—	3	—
Mortgage delivery commitments	—	(124)	—	—	(124)
Total derivative liabilities, net	(3)	(416,823)	—	359,406	(57,420)
Total recurring liabilities at fair value	$(3)	$(466,856)	$—	$359,406	$(107,453)

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

	December 31,
	2014	2013
Impaired mortgage loans held for portfolio	$15,942	$37,340
Real estate owned	773	571
Total non-recurring assets	$16,715	$37,911

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

The Bank elected the fair value option for certain consolidated obligation bonds and discount notes that did not qualify for hedge accounting, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value.

The following tables summarize the activity related to consolidated obligations for which the fair value option has been elected (dollars in thousands):

	For the Years Ended December 31,
Bonds	2014	2013	2012
Balance, beginning of period	$50,033	$1,866,985	$2,694,687
New bonds elected for fair value option	—	—	100,000
Maturities and terminations	(50,000)	(1,815,000)	(925,000)
Net gains on bonds held at fair value	(2)	(1,028)	(2,784)
Change in accrued interest	(31)	(924)	82
Balance, end of period	$—	$50,033	$1,866,985

	For the Years Ended December 31,
Discount Notes	2014	2013	2012
Balance, beginning of period	$—	$—	$3,474,596
Maturities and terminations	—	—	(3,476,631)
Net gains on discount notes held at fair value	—	—	(1,403)
Change in unaccreted balance	—	—	3,438
Balance, end of period	$—	$—	$—

For consolidated obligations recorded under the fair value option, the related contractual interest expense is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net gains on consolidated obligations held at fair value” in the Statements of Income. At December 31, 2014, the Bank did not hold any consolidated obligations recorded under the fair value option. At December 31, 2013, the Bank determined no credit risk adjustments for nonperformance were necessary to the consolidated obligation bonds recorded under the fair value option.

The following table summarizes the difference between the unpaid principal balance and fair value of outstanding consolidated obligation bonds for which the fair value option has been elected (dollars in thousands):

	December 31,
	2014	2013
Unpaid principal balance	$—	$50,000
Fair value	—	50,033
Fair value over unpaid principal balance	$—	$33

Note 18 — Commitments and Contingencies

Joint and Several Liability. The 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At December 31, 2014 and 2013, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $757.1 billion and $698.5 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in thousands):

	December 31, 2014			December 31, 2013
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit	$4,353,836	$57,947	$4,411,783	$4,303,732
Standby bond purchase agreements	205,888	351,394	557,282	619,338
Commitments to purchase mortgage loans	70,106	—	70,106	29,651
Commitments to issue bonds	170,000	—	170,000	29,289
Commitments to issue discount notes	—	—	—	399,831
Commitments to fund advances	—	14,000	14,000	—
Other commitments	86,580	—	86,580	100,000

Standby Letters of Credit. A standby letter of credit is a financing arrangement between the Bank and a member. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2020. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $2.0 million and $1.8 million at December 31, 2014 and 2013.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at December 31, 2014 and 2013 is reported in “Note 17 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2017. At December 31, 2014 and 2013, the Bank had standby bond purchase agreements with four housing associates. During the years ended December 31, 2014, 2013, and 2012, the Bank was not required to purchase any bonds under these agreements. For the years ended December 31, 2014, 2013, and 2012, the Bank received fees for the guarantees that amounted to $1.7 million, $2.0 million, and $2.1 million. The estimated fair value of standby bond purchase agreements at December 31, 2014 and 2013 is reported in “Note 17 — Fair Value.”

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at December 31, 2014 and 2013 is reported in “Note 11 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Commitments to Issue Bonds and Discount Notes. At December 31, 2014, the Bank had commitments to issue $170.0 million of consolidated obligation bonds. At December 31, 2013, the Bank had commitments to issue $29.3 million of consolidated obligation bonds and $399.8 million of consolidated obligation discount notes.

Commitments to Fund Advances. The Bank enters into commitments that legally bind it to fund additional advances up to 24 months in the future. At December 31, 2014, the Bank had commitments to fund advances of $14.0 million. At December 31, 2013, the Bank had no commitments to fund advances.

Other Commitments. On December 30, 2013, the Bank entered into an agreement with the Iowa Finance Authority (IFA) to purchase up to $100.0 million of taxable multi-family mortgage revenue bonds. The agreement expires on June 30, 2015. As of December 31, 2014, the Bank had purchased $13.4 million of bonds under the IFA agreement. These bonds are classified as AFS in the Bank's Statements of Condition.

As previously described in “Note 10 — Allowance for Credit Losses”, the FLA is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments with a PFI credit enhancement obligation was $92.2 million and $87.3 million at December 31, 2014 and 2013.
Legal Proceedings. The Bank is not currently aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which it is a party or of which any of its property is the subject.

Note 19 — Activities with Stockholders

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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in thousands):

	December 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Advances	$822,027	1.3	$614,566	1.4
Mortgage loans	206,957	3.2	94,163	1.5
Deposits	3,362	0.7	2,550	0.4
Capital stock	55,000	1.6	40,982	1.5

Business Concentrations

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At December 31, 2014, the Bank had the following business concentrations with stockholders (dollars in thousands):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[1]
Wells Fargo Bank, N.A.	$1,370,000	39.2	$34,000,000	$—	$63,462
Superior Guaranty Insurance Company[2]	47,866	1.4	—	1,173,522	—
Total	$1,417,866	40.6	$34,000,000	$1,173,522	$63,462

1	Represents interest income earned on advances during the year ended December 31, 2014.

2	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

At December 31, 2013, the Bank had the following business concentrations with stockholders (dollars in thousands):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[1]
Wells Fargo Bank, N.A.	$770,000	28.5	$19,000,000	$—	$14,470
Superior Guaranty Insurance Company[2]	60,130	2.2	—	1,477,856	—
Total	$830,130	30.7	$19,000,000	$1,477,856	$14,470

1	Represents interest income earned on advances during the year ended December 31, 2013.

2	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Note 20 — Activities with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago for its participation in the MPF program. This service fee expense is recorded in other expense. For the years ended December 31, 2014, 2013, and 2012, the Bank recorded $2.8 million, $2.6 million, and $2.5 million in service fee expense to the FHLBank of Chicago.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The Bank did not loan any funds to other FHLBanks during the year ended December
31, 2012. The following table summarizes loan activity to other FHLBanks during the years ended December 31, 2014 and 2013 (dollars in thousands):

Other FHLBank	Beginning Balance	Advance	Principal Repayment	Ending Balance
2014
Chicago	$—	$10,000	$(10,000)	$—
Topeka	—	10,000	(10,000)	—
	$—	$20,000	$(20,000)	$—

2013
Atlanta	$—	$17,000	$(17,000)	$—

The following table summarizes borrowing activity from other FHLBanks during the years ended December 31, 2014, 2013, and 2012 (dollars in thousands):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2014
Atlanta	$—	$70,000	$(70,000)	$—
Chicago	—	150,000	(150,000)	—
Dallas	—	60,000	(60,000)	—
San Francisco	—	150,000	(150,000)	—
	$—	$430,000	$(430,000)	$—

2013
Chicago	$—	$200,000	$(200,000)	$—
New York	—	200,000	(200,000)	—
Topeka	—	70,000	(70,000)	—
	$—	$470,000	$(470,000)	$—

2012
Chicago	$—	$125,000	$(125,000)	$—
At December 31, 2014 and 2013, none of the previous transactions were outstanding on the Bank's Statements of Condition. The interest income and expense related to these transactions was immaterial.

Debt Transfers. The Bank may transfer debt from time to time in an effort to better match its projected asset cash flows or reduce its future interest costs. These transfers are accounted for in the same manner as debt extinguishments. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. During the year ended December 31, 2014, the Bank did not transfer any debt to other FHLBanks. During the year ended December 31, 2013, the Bank transferred $80.0 million and $70.0 million of par value bonds to the FHLBanks of San Francisco and Boston and recorded aggregate net losses of $13.9 million and $10.6 million through "Net losses on extinguishment of debt" in the Statements of Income. During the year ended December 31, 2012, the Bank transferred $380.0 million of par value bonds to the FHLBank of Boston and recorded aggregate net losses of $49.0 million through "Net losses on extinguishment of debt" in the Statements of Income.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
Selected Quarterly Financial Information
The following tables present a summary of our Statements of Condition (dollars in millions):

	2014
Statements of Condition	December 31,	September 30,	June 30,	March 31,
Investments[1]	$23,079	$17,948	$23,490	$20,885
Advances	65,168	64,220	51,714	44,924
Mortgage loans held for portfolio, gross	6,567	6,530	6,493	6,492
Allowance for credit losses	(5)	(6)	(7)	(7)
Total assets	95,524	98,399	82,217	72,889
Consolidated obligations
Discount notes	57,773	62,803	59,331	42,816
Bonds	32,362	30,387	18,252	25,225
Total consolidated obligations[2]	90,135	93,190	77,583	68,041
Mandatorily redeemable capital stock	24	8	8	8
Total liabilities	91,212	94,079	78,424	69,415
Capital stock — Class B putable	3,469	3,456	2,954	2,670
Retained earnings	720	712	705	697
Accumulated other comprehensive income	123	152	134	107
Total capital	4,312	4,320	3,793	3,474

	2013
Statements of Condition	December 31,	September 30,	June 30,	March 31,
Investments[1]	$20,131	$12,336	$12,412	$15,895
Advances	45,650	45,787	26,513	24,802
Mortgage loans held for portfolio, gross	6,565	6,603	6,726	6,786
Allowance for credit losses	(8)	(14)	(15)	(15)
Total assets	73,004	65,063	46,022	47,926
Consolidated obligations
Discount notes	38,137	28,218	5,219	5,326
Bonds	30,195	32,227	36,817	38,146
Total consolidated obligations[3]	68,332	60,445	42,036	43,472
Mandatorily redeemable capital stock	9	13	15	11
Total liabilities	69,547	61,644	43,228	45,173
Capital stock — Class B putable	2,692	2,690	2,069	1,970
Retained earnings	678	656	639	636
Accumulated other comprehensive income	87	73	86	147
Total capital	3,457	3,419	2,794	2,753

1	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and HTM securities.

2
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $847.2 billion, $816.9 billion, $800.0 billion, and $753.9 billion at December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014.

3
The total par value of outstanding consolidated obligations of the 12 FHLBanks was $766.8 billion, $720.7 billion, $704.5 billion, and $666.0 billion at December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013.

The following tables present a summary of our Statements of Income (dollars in millions):

	For the Three Months Ended
	2014
Statements of Income	December 31,	September 30,	June 30,	March 31,
Net interest income	$74.0	$64.0	$60.3	$52.4
Reversal for credit losses on mortgage loans	(0.7)	(1.4)	—	(0.3)
Other (loss) income[1]	(22.0)	(18.1)	(14.6)	3.4
Other expense[2]	18.9	17.7	15.7	15.0
Assessments	3.4	3.0	3.0	4.1
Net income	30.4	26.6	27.0	37.0

	For the Three Months Ended
	2013
Statements of Income	December 31,	September 30,	June 30,	March 31,
Net interest income	$58.4	$50.7	$50.7	$53.3
Reversal for credit losses on mortgage loans	(5.9)	—	—	—
Other (loss) income[1]	(3.7)	(3.4)	(19.7)	(7.7)
Other expense[2]	19.8	13.9	13.6	15.2
Assessments	4.1	3.3	1.7	3.1
Net income	36.7	30.1	15.7	27.3

1	Other (loss) income includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, and net losses on the extinguishment of debt.

2	Other expense includes, among other things, compensation and benefits, professional fees, contractual services, and gains and losses on REO.

Investment Portfolio Analysis
The following table summarizes the carrying value of our investment portfolio (dollars in millions):

	December 31,
	2014	2013	2012
Trading securities
Other U.S. obligations	$256	$267	$309
GSE obligations	1,532	55	64
Other[1]	280	263	295
Mortgage-backed securities
GSE multifamily	462	433	477
Total trading securities	2,530	1,018	1,145
Available-for-sale securities
Other U.S. obligations	164	181	163
GSE obligations	1,012	1,127	556
State or local housing agency obligations	36	23	8
Other[1]	184	264	401
Mortgage-backed securities
Other U.S. obligations single-family	1,976	—	—
GSE single-family	2,009	2,088	3,072
GSE multifamily	7,003	4,250	660
Total available-for-sale securities	12,384	7,933	4,860
Held-to-maturity securities
GSE obligations	305	307	308
State or local housing agency obligations	60	72	88
Other[2]	—	1	2
Mortgage-backed securities
Other U.S. obligations single-family	3	5	8
Other U.S. obligations commercial	2	2	3
GSE single-family	817	1,361	2,590
Private-label residential	25	30	41
Total held-to-maturity securities	1,212	1,778	3,040
Interest-bearing deposits	2	2	3
Securities purchased under agreements to resell	5,091	8,200	3,425
Federal funds sold	1,860	1,200	960
Total investments	$23,079	$20,131	$13,433

1	Consists of Private Export Funding Corporation and/or taxable municipal bonds.

2	Consists of an investment in a Small Business Investment Company.

The following table summarizes the carrying value and yield characteristics of our investment portfolio on the basis of remaining terms to contractual maturity at December 31, 2014 (dollars in millions):

	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Total
Trading securities
Other U.S. obligations	$—	$—	$141	$115	$256
GSE obligations	—	1,470	—	62	1,532
Other[1]	—	13	142	125	280
Mortgage-backed securities
GSE multifamily	—	—	431	31	462
Total trading securities	—	1,483	714	333	2,530
Yield on trading securities	—%	0.15%	2.64%	4.56%
Available-for-sale securities
Other U.S. obligations	—	—	164	—	164
GSE obligations	67	915	30	—	1,012
State or local housing agency obligations	—	—	—	36	36
Other[1]	—	—	62	122	184
Mortgage-backed securities
Other U.S. obligations single-family	—	—	—	1,976	1,976
GSE single-family	—	—	—	2,009	2,009
GSE multifamily	—	359	5,521	1,123	7,003
Total available-for-sale securities	67	1,274	5,777	5,266	12,384
Yield on available-for-sale securities	3.76%	2.64%	2.70%	1.29%
Held-to-maturity securities
GSE obligations	—	—	—	305	305
State or local housing agency obligations	—	—	—	60	60
Mortgage-backed securities
Other U.S. obligations single-family	—	1	—	2	3
Other U.S. obligations commercial	—	—	2	—	2
GSE single-family	—	—	—	817	817
Private-label residential	—	—	—	25	25
Total held-to-maturity securities	—	1	2	1,209	1,212
Yield on held-to-maturity securities	—%	0.68%	0.84%	2.85%
Total investment securities	67	2,758	6,493	6,808	16,126
Interest-bearing deposits	1	1	—	—	2
Securities purchased under agreements to resell	5,091	—	—	—	5,091
Federal funds sold	1,860	—	—	—	1,860
Total investments	$7,019	$2,759	$6,493	$6,808	$23,079

1	Consists of taxable municipal bonds.

At December 31, 2014, we had investments with a carrying value greater than 10 percent of our total capital with the following issuers (excluding GSEs and U.S. Government agencies) (dollars in millions):

	Carrying Value	Fair Value
Cantor Fitzgerald & Co.	$750	$750
Federal Reserve Bank	2,536	2,536
Nomura Securities International, Inc.	1,505	1,505
Total	$4,791	$4,791

Loan Portfolio Analysis
The following table presents supplemental information on our mortgage loans held for portfolio (dollars in thousands):

	December 31,
	2014	2013	2012	2011	2010
Past due 90 days or more and still accruing interest[1]	$10,799	$9,645	$5,292	$4,427	$4,675
Non-accrual mortgage loans[2]	$58,832	$71,221	$88,992	$97,477	$111,064
Allowance for credit losses
Balance, beginning of year	$8,000	$15,793	$18,963	$13,000	$1,887
Charge-offs[3]	(702)	(1,871)	(3,170)	(3,192)	(1,005)
(Reversal) provision for credit losses on mortgage loans	(2,398)	(5,922)	—	9,155	12,118
Balance, end of year	$4,900	$8,000	$15,793	$18,963	$13,000
Non-accrual mortgage loans
Gross interest income that would have been recorded based on original terms during the year	$2,464
Interest actually recognized into net income during the year	—
Interest shortfall	$2,464

1	Represents government-insured mortgage loans that are 90 days or more past due.

2	Represents conventional mortgage loans that are 90 days or more past due and troubled debt restructurings.

3	The ratio of charge-offs to average mortgage loans outstanding was one percent or less for the years ended December 31, 2014, 2013, 2012, 2011, and 2010.

Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following table summarizes our short-term borrowings for the years ended December 31, 2014, 2013, and 2012 (dollars in millions):

	Discount Notes			Bonds
	2014	2013	2012	2014	2013	2012
Outstanding at end of the period	$57,773	$38,137	$8,675	$4,954	$14,500	$14,375
Weighted-average rate at end of the period	0.09%	0.10%	0.13%	0.18%	0.10%	0.19%
Daily-average outstanding for the period	$53,136	$15,442	$8,839	$6,255	$17,423	$9,725
Weighted-average rate for the period	0.08%	0.09%	0.13%	0.13%	0.13%	0.19%
Highest outstanding at any month-end	$64,422	$38,137	$14,158	$14,700	$22,200	$14,375

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

Management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) with the participation of the president and CEO and CFO as of the end of the annual period covered by this report. Based on that evaluation, the president and CEO and the CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2014.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework established in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2014.
Additionally, our internal control over financial reporting as of December 31, 2014 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers, LLP (PwC). Refer to “Item 8. Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm” for their audit report.
Changes in Internal Control over Financial Reporting
For the fourth quarter of 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The Board of Directors is responsible for monitoring our compliance with Finance Agency regulations and establishing policies and programs that carry out our housing finance mission. The Board of Directors adopts, reviews, and oversees the implementation of policies governing our advance, mortgage loan, investment, and funding activities. Additionally, the Board of Directors adopts, reviews, and oversees the implementation of policies that manage our exposure to market, liquidity, credit, operational, and business risks, as well as capital adequacy.
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
The table below shows membership information for the Bank’s Board of Directors at February 28, 2015:

				Expiration of
				Current Term As
		Member or		Director as of	Board
Director	Age	Independent	Director Since	December 31	Committees
Dale E. Oberkfell (chair)	59	Member	January 1, 2007	2017	a, b, e
Eric A. Hardmeyer (vice chair)	55	Member	January 1, 2008	2018	a, c, g
Steven L. Bumann	61	Member	January 1, 2015	2017	c, g
Van D. Fishback	68	Member	January 1, 2009	2016	a, e, g
Chris D. Grimm	56	Member	January 1, 2010	2015	a, b, d
W. Douglas Hile	62	Member	January 1, 2015	2018	b, c
Teresa J. Keegan	52	Member	January 1, 2012	2015	e, g
Michelle M. Keeley	50	Independent	January 1, 2015	2018	e, f
John F. Kennedy, Sr. *	59	Independent	May 14, 2007	2016	a, b, d
Ellen Z. Lamale	61	Independent	January 1, 2012	2015	a, c, f
Elsie M. Meeks *	61	Independent	January 1, 2015	2018	b, d
Paula R. Meyer	60	Independent	May 14, 2007	2016	a, e, f
John P. Rigler II	63	Member	January 1, 2013	2016	c, g
John H. Robinson	64	Independent	May 14, 2007	2015	a, d, f
Joseph C. Stewart III	45	Member	January 1, 2008	2017	d, f

a)	Executive and Governance Committee

b)	Audit Committee

c)	Risk Committee

d)	Mission, Member, and Housing Committee

e)	Finance and Planning Committee

f)	Human Resources and Compensation Committee (Compensation Committee)

g)	Business Operations and Technology Committee

*	Public Interest Independent Director

The following describes the principal occupation, business experience, qualifications, and skills, among other matters of the 15 directors who currently serve on our Board of Directors. Except as otherwise indicated, each Director has been engaged in the principal occupation indicated for at least the past five years.
Dale E. Oberkfell, the Board's chair, has served in a variety of banking positions during his 30 years in the financial services industry. Mr. Oberkfell currently serves as executive vice president and CFO of Midwest BankCentre and treasurer and board secretary of Midwest BankCentre, Inc. in St. Louis, Missouri, positions he has held since joining Midwest BankCentre in January of 2012. During 2011 and 2010, he served as executive vice president and CFO of Reliance Bancshares, Inc. in Des Peres, Missouri, and as executive vice president and CFO of Reliance Bank, FSB in Fort Myers, Florida. Mr. Oberkfell was also a partner at the certified public accounting firm of Cummings, Oberkfell & Ristau, P.C. in St. Louis, Missouri. He is a licensed certified public accountant (CPA) and is active in the American Institute of Certified Public Accountants. He has held board positions for numerous organizations, including the West County YMCA, St. Louis Children's Choir, and Young Audiences. Mr. Oberkfell's position as an officer of a member institution and his involvement in and knowledge of accounting, auditing, internal controls, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He also serves as chair of the Executive and Governance Committee and vice chair of the Audit Committee.
Eric A. Hardmeyer, the Board's vice chair, joined the Bank of North Dakota in Bismark, North Dakota, in 1985 as a loan officer and served as senior vice president of lending before becoming president and CEO in 2001. Mr. Hardmeyer serves on the board of directors of the Bismarck-Mandan Chamber of Commerce Foundation and Missouri Valley YMCA. He previously chaired the North Dakota Bankers Association. Mr. Hardmeyer's position as an officer of a member institution and his involvement in and knowledge of economic development, accounting, auditing, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He also serves as chair of the Business Operations and Technology Committee and vice chair of the Executive and Governance Committee.
Steven L. Bumann has served as CFO at BankWest, Inc. in Pierre, South Dakota since 1995. Mr. Bumann has more than 30 years of banking experience and had held various leadership roles within the financial industry, including vice president and senior vice president roles at BankWest, Inc. He also earned his CPA while working for a local CPA firm and spent time working for the South Dakota Department of Legislative Audit. Mr. Bumann currently serves on the Board of Directors of the South Dakota Bankers Association and its Legislative Committee. He also serves on his local church Board of Elders, the Pierre School Board, and the Board of Avera Foundation in Pierre, South Dakota. Mr. Bumann's position as an officer of a member institution and his involvement and knowledge of accounting, auditing, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors.
Van D. Fishback is vice chair of First Bank & Trust in Brookings, South Dakota. Mr. Fishback joined First Bank & Trust in 1972 and previously served as its president and CEO. Mr. Fishback is also the vice chair of Fishback Financial Corporation, one of South Dakota's largest privately held bank holding companies. He is a licensed attorney and has been a member of the South Dakota bar since 1972. Mr. Fishback's position as an officer of a member institution and his involvement in and knowledge of financial management, community development, and the law, as indicated by his background, support his qualifications to serve on our Board of Directors. He also serves as chair of the Finance and Planning Committee.
Chris D. Grimm joined BANK, Burlington, Iowa, as its president and CEO in 2001. Prior to accepting his current role at BANK, Mr. Grimm held a number of positions unrelated to the financial services industry. Mr. Grimm's position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He also serves as chair of the Mission, Member, and Housing Committee.
W. Douglas Hile has served as president and CEO of KleinBank in Chaska, Minnesota since July of 2009. Mr. Hile has more than 35 years of banking experience and has held executive roles in money center, super regional and community banking organizations, including roles as president and CEO of Minnesota banks since 1993. He has demonstrated board leadership in community involvement with emphasis on affordable housing initiatives and the work of the Salvation Army. His banking industry service includes serving on the Board of Directors for the FHLB San Francisco and the Minnesota Bankers Association. He currently serves on the Independent Community Bankers of America FHLB Task Force. Mr. Hile's position as an officer of a member institution and his involvement in and knowledge of housing finance and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He also serves as vice chair of the Risk Committee.

Teresa J. Keegan has served as the senior vice president and CFO of Fidelity Bank in Edina, Minnesota since 2002. Ms. Keegan has over 30 years of financial management experience in the areas of finance, information technology, human resources, audit and compliance. She serves on the board of Habitat for Humanity of Minnesota, and previously served on the Minnesota Bankers Association Insurance and Services, Inc. board and chaired the Minnesota Bankers Association Operations and Technology Committee. Ms. Keegan's position as an officer of a member institution and her involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve on our Board of Directors. She also serves as vice chair of the Finance and Planning Committee.
Michelle M. Keeley retired from her position as executive vice president of equities and fixed income investments for RiverSource Investments, LLC, a division of Ameriprise Financial Services in Minneapolis, Minnesota in 2010. Prior to joining RiverSource, Investments, LLC, Ms. Keeley held a number of different investment and leadership positions, including managing director and senior management team member at Zurich Global Assets in New York. She has served on the Board of Trustees for the Blake School in Minneapolis, Minnesota and is chair of the Blake Board. Ms. Keeley's involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors.
John F. Kennedy, Sr. has served as executive vice president and CFO for the St. Louis Equity Fund, Inc. in St. Louis, Missouri since June of 2012. From 2007 to June of 2012, he served as senior vice president and CFO. St. Louis Equity Fund, Inc. invests in affordable rental housing developments financed through corporate and bank investment in cooperation with federal, state, and local governments. Mr. Kennedy has been with the St. Louis Equity Fund, Inc. since 1998 and has more than 30 years of experience in affordable rental housing development and financing, residential homebuilding, public accounting, auditing, financial management, and representing low income individuals and families through the St. Louis Equity Fund, Inc. and the Gateway Community Development Fund, Inc., a certified CDFI. Mr. Kennedy’s involvement in and knowledge of accounting, auditing, financial management, and representing community interests in housing, as indicated by his background, support his qualifications to serve as a public interest Independent Director on our Board of Directors. He also serves as chair of the Audit Committee.
Ellen Z. Lamale retired from her position as senior vice president and chief risk officer (CRO) of The Principal Financial Group (The Principal Financial Group is a registered trademark) (Principal) in March of 2011. Prior to her retirement, she served as senior vice president and CRO of Principal since 2008. Ms. Lamale held executive positions at Principal for more than 10 years, and her responsibilities during her 34 year career at Principal included risk management, financial analysis, capital management, strategic planning, and auditing. Ms. Lamale has served on several community boards, including West Des Moines Youth Soccer Club, Iowa United Soccer Club, Des Moines Symphony Second Strings, and Des Moines Public Library Foundation. Currently, she is a volunteer with the West Des Moines Youth Justice Initiative. Ms. Lamale's involvement in and knowledge of accounting, auditing, financial, and risk management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She also serves as chair of the Risk Committee.
Elsie M. Meeks has served as state director of the United States Department of Agriculture (USDA) Rural Development in South Dakota since July of 2009. Prior to joining the USDA, Ms. Meeks was the president and CEO of First Nations Oweesta Corporation and was active in the development and management of The Lakota Funds, a small business and microenterprise development loan fund CDFI on the Pine Ridge Reservation in South Dakota. Ms. Meeks served on the U.S. Commission on Civil Rights, completing a six-year term. She is a director of the Northwest Area Foundation based in St. Paul, Minnesota and has served as a director and council member of several Native American organizations. Ms. Meek's involvement in and knowledge of economic development and community management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors.
Paula R. Meyer has over 30 years of senior executive experience in the financial services industry including marketing, operations, and management of mutual funds, investments, and insurance companies. She retired in 2006 as president of the mutual fund and certificate businesses at Ameriprise Financial in Minneapolis, Minnesota and has focused on board service since 2007. Prior to that, Ms. Meyer was president of Piper Capital Management. She serves on the board of directors of Mutual of Omaha in Omaha, Nebraska and First Command Financial Services in Fort Worth, Texas, a position she has held since 2009, and was formerly board chair emeritus of Luther College in Decorah, Iowa from 2001 to 2006. Ms. Meyer's involvement in and knowledge of risk management, marketing, and financial management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She also serves as vice chair of the Human Resources and Compensation Committee.

John P. Rigler II has served as president and CEO of State Bank in New Hampton, Iowa since February of 1995. Mr. Rigler has been in the banking industry for more than 35 years and has experience in trusts and investments, mergers and acquisitions, correspondent banking, and government relations, including lobbying efforts with the Iowa Legislature. He has also been active in economic development in Iowa for more than 20 years. Mr. Rigler served as chair of Iowa Community Development, L.C. (ICD). He assisted ICD with a tax credit application and received $245 million in new market tax credits. Mr. Rigler's position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He also serves as vice chair of the Business Operations and Technology Committee.
John H. Robinson has served as chair of Hamilton Ventures, LLC, a consulting and investment company in Kansas City, Missouri since 2004. Mr. Robinson is an engineer with international experience as chairman of EPCglobal Ltd in Sheffield, England, from 2003 to 2004, and executive director of Amey Plc in London, England, from 2000 to 2002. He was managing partner and vice chair of Black & Veatch, Inc. from 1989 to 2000. He serves on the board of directors of Olsson Associates, Alliance Resources MLP, and Coeur Mining. Mr. Robinson's involvement in and knowledge of financial management, project development, and organizational management, as indicated by his background, support his qualifications to serve as an Independent Director on our Board of Directors. He also serves as chair of the Human Resources and Compensation Committee.
Joseph C. Stewart III has served as chair of the board of BancStar, Inc., a three-bank holding company in Des Peres, Missouri, and as CEO and director of Bank Star in Pacific, Missouri since 2004. Mr. Stewart has worked in various other capacities since joining the Bank Star Companies in 1994. He also serves as CEO and director for Bank Star One in Fulton, Missouri and Bank Star of the BootHeel in Steele, Missouri. Mr. Stewart currently serves on the board of directors for the Missouri Independent Bankers Association, as well as the government relations committee of the American Bankers Association. Mr. Stewart's position as an officer of a member institution and his involvement in and knowledge of accounting, risk management, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He also serves as vice chair of the Mission, Member, and Housing Committee.
Executive Officers
The following persons currently serve as executive officers of the Bank:

			Position Held
Executive Officer	Age	Position Held	Since
Richard S. Swanson	64	President and Chief Executive Officer	June 2006
Steven T. Schuler	63	Executive Vice President and Chief Financial Officer	September 2006
Daniel D. Clute	49	Executive Vice President and Chief Business Officer	October 2012
Dusan Stojanovic	55	Executive Vice President and Chief Risk Officer	February 2010
Mary L. Cecola	51	Senior Vice President and Chief Business Technology Officer	October 2012
Nancy L. Betz	56	Senior Vice President and Director of Human Resources	September 2007
George L. Crowley	66	Senior Vice President and Director of Credit and Mortgage Sales	September 2007
Ardis E. Kelley	47	Senior Vice President and Chief Accounting Officer	June 2012
Aaron B. Lee	42	Senior Vice President, General Counsel, and Corporate Secretary	March 2013
Kelly E. Rasmuson	52	Senior Vice President and Director of Internal Audit	September 2007
William R. Bemis	36	Senior Vice President and Treasurer	August 2014
Joelyn R. Jensen-Marren	49	Senior Vice President and Director of Portfolio Strategy	August 2014

Richard S. Swanson has served as the Bank's president and CEO since June of 2006. Mr. Swanson joined the Bank following a career in bank management, corporate and financial law practice, and public service based in Seattle, Washington. From 2004 to 2006, he advised companies in the areas of corporate governance and finance, banking law, and SEC regulation as a principal of the law firm of Hillis, Clark, Martin & Peterson. From 1990 to 2003, Mr. Swanson was CEO and a director of HomeStreet Bank. He also served the FHLBank of Seattle as a member director from 1998 to 2003 and as vice chair from 2002 to 2003. Throughout his career, Mr. Swanson has been a director of public and private companies, as well as non-profit organizations and industry associations. He is recognized as a Board Leadership Fellow by the National Association of Corporate Directors, and currently serves on the Board of Directors of the FHLBanks' Office of Finance and, by appointment of the Finance Agency, as director and chair of the Financing Corporation (FICO). Mr. Swanson received his undergraduate degree from Harvard College, was a Marshall Scholar at Cambridge University, and earned his law degree from Stanford Law School.

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

Daniel D. Clute has been executive vice president and chief business officer (CBO) since October of 2012. Mr. Clute is responsible for the Bank's credit sales, marketing communications, community investment, external relations, and member financial services. He joined the bank in August 2011 as senior vice president and director of communications and external relations. Prior to joining the Bank, his career included senior roles in treasury, corporate finance, public relations, and public service. From 2007 to 2011, he served as vice president and treasurer of Wells Fargo Financial, Inc., a unit of Wells Fargo & Company, where he was responsible for funding, treasury operations, and asset-liability management for the international finance company. From 2000 to 2007, Mr. Clute served in several roles at Citigroup, including the senior finance and administrative officer for a Citi Cards operations center and the state director of public affairs for Citigroup businesses in Iowa. From 1989 to 2000, he served in several management roles at Wells Fargo Financial, Inc. Mr. Clute served as an elected member of the Iowa House of Representatives from 2007 to 2009 and prior to that was an elected member of the Clive, Iowa, City Council from 2002 to 2007. He also has a long history of non-profit board of director leadership, including president of the board of directors of Habitat for Humanity of Iowa, Inc. He was appointed by the governor of Iowa in 2012 to a four-year term on the Board of Directors of the Iowa Student Loan Liquidity Corporation. Mr. Clute received his undergraduate and Masters of Business Administration degrees from the University of Iowa in 1988 and 1989, respectively.

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

Mary L. Cecola has been senior vice president and chief business technology officer (CBTO) since October 2012. Ms. Cecola is responsible for providing leadership, technology strategy, management and direction for the Information Technology Department. Prior to joining the Bank, Mrs. Cecola worked as the global chief information officer at Deutsche Bank in Chicago, Illinois. During her tenure at Deutsche Bank, she had national and international information technology responsibilities. Her leadership experience includes global technology, strategy, governance, operations, asset management, mutual fund investments and business technology solutions. Ms. Cecola received her undergraduate degree as well as her M.S. from Northern Illinois University.

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

George L. Crowley has been with the Bank since November of 1980 and is currently serving as senior vice president and director of credit and mortgage sales, a position he has held since September of 2007. Previously, he was vice president of credit and mortgage sales and began his career at the Bank as the manager of the regional office in Saint Louis, Missouri. Mr. Crowley has management responsibility for the Credit Sales Department, which has primary responsibility to recruit membership, promote product usage, and maintain member relations. Prior to joining the Bank, Mr. Crowley worked in the correspondent division of First National Bank in St. Louis, Missouri. His previous experience also includes working as a system engineer for Nixdorf Computer. Mr. Crowley received his undergraduate degree from Saint Louis University and also graduated from the Graduate School of Banking in Madison, Wisconsin.

Ardis E. Kelley has been senior vice president and chief accounting officer since she joined the Bank in June of 2012. Ms. Kelley has management responsibility for the Accounting Department. Prior to joining the Bank, Ms. Kelley worked as assistant vice president of accounting and reporting at CNA Insurance in Chicago, Illinois. Previous experience includes senior manager of transaction support and accounting policy at Accenture in Chicago, Illinois as well as accounting and audit positions in Cedar Rapids, Iowa, New York City, New York, and Los Angeles, California. Ms. Kelley received her undergraduate degree in psychology and linguistics from the University of California, Los Angeles and a M.A. degree from the University of Southern California.

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

William R. Bemis joined the Bank in May of 2013 as vice president and treasurer and became senior vice president in August of 2014. Mr. Bemis has management responsibility for the Treasury Department. Prior to joining the Bank, Mr. Bemis worked in securitized product research and portfolio management at AmerUs Capital Management and Aviva Investors, in Des Moines, Iowa. During his tenure at AmerUs and Aviva, he held a variety of capital market positions, most recently as vice president and senior portfolio manager of securitized products. Mr. Bemis received his undergraduate degree in finance from the University of Nebraska and his MBA degree from the University of Iowa. He holds the CFA designation, and is a member of the CFA Society of Iowa.

Joelyn R. Jensen-Marren has been with the Bank since April of 1999 and is currently serving as senior vice president and director of portfolio strategy, a position she has held since March of 2008. Ms. Jensen-Marren has management responsibility for the Portfolio Strategy Department. Previously, she held a number of different roles in capital markets from 2007 to 2014 and market risk management from 1999 to 2007 at the Bank, including interim financial risk officer in 2007. Prior to joining the Bank, Ms. Jensen-Marren was the investment portfolio manager at RBC-Centura in North Carolina from 1997 to 1999. From 1991 to 1997, she held various roles in investment portfolio management at CoBank, a member of the Federal Farm Credit System in Colorado. Ms. Jensen-Marren received an undergraduate degree from Iowa State University and her M.S. degree in finance from the University of Colorado.

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

Audit Committee
The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its review and oversight responsibilities for (i) the integrity of the Bank's financial statements and financial reporting process and systems of internal accounting and financial reporting controls, (ii) the independence, scope of audit services, and performance of the Bank's internal audit function as well as the appointment or replacement of the Bank's chief audit executive, (iii) the selection and replacement, qualifications, independence, scope of audit, and performance of the Bank's external auditor, (iv) the Bank's compliance with laws, regulations and policies, including the Code of Ethics, as applicable to the Committee's duties and responsibilities, (v) the procedures for complaints regarding questionable accounting, internal accounting controls, and auditing matters, and oversight of fraud investigations, and (vi) the Bank's and Audit Committee's compliance with the Finance Agency's Examination Guidance for the examination of accounting practices. The Audit Committee has adopted a charter outlining its roles and responsibilities, which is available on our website at www.fhlbdm.com. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC. The members of our Audit Committee for 2015 are John Kennedy (chair), Dale Oberkfell (vice chair), Chris Grimm, Doug Hile, and Elsie Meeks. The Audit Committee held a total of seven in-person meetings and four telephonic meetings in 2014. As of February 28, 2015, the Audit Committee has held one in-person meeting and one telephonic meeting and is scheduled to hold five in-person meetings and three telephonic meetings throughout the remainder of 2015. Refer to Exhibit 99.1 of this 2014 Annual Report for the Audit Committee Report.
Audit Committee Financial Expert
Our Board of Directors determined that the following members of its Audit Committee qualify as audit committee financial experts under Item 407(d)(5) of Regulation S-K: Doug Hile, John Kennedy, Elsie Meeks, and Dale Oberkfell. Refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence” for details on our director independence. For information concerning the experience through which these individuals acquired the attributes required to be deemed financial experts, refer to the biographical information in Item 10.

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

ii.
Elements of Executive Compensation - provides a discussion of each element of compensation payable to our named executive officers (NEOs), comprised of our President and CEO (President), CFO, CRO, CBO, and CBTO, and provides greater detail on our approach, structure, and practices with regard to executive compensation.

iii.	Finance Agency Oversight - Executive Compensation - provides detail on the Finance Agency regulations relating to executive compensation.

iv.
Roles and Responsibilities of the Human Resources and Compensation Committee (Compensation Committee) and Management in Establishing Executive Compensation - provides detail on the role of the Compensation Committee and management in making executive compensation decisions and explains why we determined executive compensation payouts in 2014 were appropriate.

v.	Analysis Tools the Compensation Committee Uses - provides detail on how the Compensation Committee utilizes information and tools to arrive at executive compensation decisions.

vi.	Compensation Decisions in 2014 - describes the compensation paid and the benefits made available to our NEOs during 2014.

vii.	Benefits and Retirement Philosophy - provides detail on the retirement programs offered to NEOs.

viii.	Potential Payments upon Termination or Change of Control - provides information on the termination payments and benefits that would be payable to each NEO, as applicable.

ix.	Merger Integration - provides information on compensation and employment decisions impacting the NEOs as a result of the potential merger.

x.	Director Compensation - provides detail on the compensation paid to the members of our Board of Directors in 2014 and the director fee schedule for 2015.

xi.
Compensation Committee Report - outlines the Compensation Committee's recommendation to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Compensation Philosophy

Our compensation philosophy, practices, and principles are an important part of our business strategy. Our philosophy assists us in attracting, retaining, and engaging employees with the skills and talent we need to create and implement strategies necessary to demonstrate value for our members, which is critical to our long-term success. Our executive compensation practices provide a framework to ensure an appropriately balanced approach to compensation through a combination of base salary, benefits, and annual and deferred cash incentive awards. Although we refine our compensation programs as economic conditions and competitive practices change, we strive to maintain consistency in our philosophy and approach with respect to executive compensation.

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

Our executive compensation program is designed to do the following:

i.	Attract, reward, retain, and engage experienced, highly-qualified NEOs critical to our long-term success and enhancement of our member value.

ii.	Link executive compensation to Bank performance and individual performance while monitoring the Bank's exposure to risk.

iii.
Structure our total compensation package for NEOs so that it consists of a balance of competitive annual base pay and incentive pay that generally defers 50 percent of the total incentive award into future periods and is earned only upon satisfaction of a long-term performance goal. Thus, a deferred payout calibrated to the long-term value of the Bank, as measured by our EVCS, is a critical component of our compensation. This approach aligns with the principles for executive compensation required by the Finance Agency.

In 2014, we implemented our executive compensation philosophy to provide competitive compensation to our NEOs that was largely linked to the achievement of short and long-term objectives of the Bank and our individual NEOs' performance.

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

Each NEO's minimum base salary is established by their respective employment agreement with us except for the CBTO. The CBTO does not have an employment agreement with us and her base salary is established by the CEO based upon input from the CFO. For further information regarding base salary and the terms of the employment agreements, see the narrative discussion following the "Summary Compensation Table" in this Item 11.

INCENTIVE PLAN

In December 2013, the Compensation Committee approved our 2014 IP effective January 1, 2014. The IP includes an annual cash incentive and a deferred cash incentive. Under the IP, our NEOs, except the CBTO, are required to defer 50 percent of their total cash incentive for three years following the end of the performance plan period. The CBTO is required to defer 35 percent of her total cash incentive. The 2014 deferred opportunities are payable in 2018. The deferred awards are not finally earned until completion of the respective performance periods and are subject to the quarterly average of our EVCS in 2017 and approvals by the Compensation Committee and Board of Directors in 2018. We believe tying the amount of the final awards to the level of our EVCS ensures that our participating NEOs continue to operate the Bank in a profitable, prudent manner without taking unnecessary or excessive risk. It also discourages our NEOs from taking short-term measures in 2014 that could negatively impact longer-term Bank performance.

On April 11, 2014, we received a non-objection letter from the Finance Agency for our 2014 IP. The IP had previously been approved by our Board of Directors, subject to the Finance Agency's non-objection. The incentive awards for 2014 were based on objective quantitative and qualitative factors tied to bank-wide goals that were focused on our strategic imperatives of strengthening our partnership with members, disciplined pursuit of long-term business performance, and stewardship of our public mission (Bank-wide Goals), as well as on other factors derived from individual and/or team achievement of objectives aimed at improving the Bank's performance and service to its shareholding members (Individual Goals). The Individual Goals were linked to our 2014 Strategic Business Plan and the NEO's individual responsibilities.

For additional information about our Bank-wide Goals and Individual Goals, see “Establishment of Performance Measures for the IP ” in this Item 11. For more information relating to estimated IP awards, see “Components of 2014 Non-Equity Incentive Plan Compensation" in this Item 11.

RETIREMENT BENEFITS

Our NEOs participate in the Pentegra Defined Benefit Plan for Financial Institutions (DB Plan) and/or the Pentegra Defined Contribution Plan for Financial Institutions (DC Plan) to the same extent as our other employees. In addition, all of our NEOs participate in our Third Amended and Restated Benefit Equalization Plan (BEP), which is a non-qualified plan that allows them to receive amounts they would have been entitled to receive under the DB Plan and/or the DC Plan had the plans not been subject to Internal Revenue Code contribution limitations. NEOs hired on or after January 1, 2011 are not eligible to participate in the DB Plan or the defined benefit component of the BEP. However, they are eligible to receive an additional Bank contribution of eligible compensation to the DC Plan at the end of each calendar year.

HEALTH AND WELFARE BENEFITS

Our NEOs are eligible for the same medical, dental, life insurance, and other benefits available to our full-time employees.

PAYMENTS IN THE EVENT OF TERMINATION

The employment agreements we entered into with certain NEOs governed their compensation for 2014 and provide for payments in the event of termination based on certain triggering events. For additional details, see "Potential Payments Upon Termination or Change of Control" in this Item 11.

PERQUISITES

Our NEOs, except the CBTO, are eligible to receive perquisites in the form of financial planning assistance. In addition, our President receives a monthly car allowance. These perquisites are provided as a convenience associated with the NEOs overall duties and responsibilities.

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

On January 28, 2014, the Finance Agency issued a final rule, effective February 27, 2014, that implements Section 1113 of the Housing Act and continues the requirement that the Director of the Finance Agency approve any agreements or contracts of executive officers that provide compensation in connection with termination of employment to determine if the FHLBanks overall compensation of executives is reasonable and comparable. The final rule also ensures that the FHLBanks comply with processes used by the Finance Agency in its oversight of executive compensation. A final rule on amending the Finance Agency's rule on golden parachute payments was also issued by the Finance Agency on this date.

Roles and Responsibilities of the Compensation Committee and Management in Establishing Executive Compensation

The Compensation Committee, with the assistance of our President, approves and recommends to the Board of Directors all compensation decisions for our NEOs. Our President makes recommendations to the Compensation Committee concerning all elements of compensation for our NEOs. Throughout the year, our President and Compensation Committee review, on an informal basis, the performance of our NEOs, future management changes, and other matters relating to compensation. Any employment or severance agreement for our President is also approved by the Board of Directors.

Throughout the year, the Board of Directors reviews our Bank-wide Goals and achievement levels. When final numbers for a calendar year are determined, the Compensation Committee reviews the performance results to determine the level of performance that has been achieved for purposes of making compensation decisions for our NEOs. The Compensation Committee also determines the compensation awards tied to the Individual Goals for our President and approves them for our other NEOs, except the CBTO, based on recommendations made by our President. The President discusses the CBTO's achievement and performance on her Individual Goals with the CFO, to whom the CBTO reports. Our Compensation Committee recommends the incentive awards comprising of Bank-wide Goals and Individual Goals to the Board of Directors for their approval.

Merit increases and Individual Goal incentive compensation decisions are based upon an evaluation of an NEO's overall performance and not solely on a statistical or formulaic analysis of particular results or criterion. Because of our size and the number of NEOs involved, our President recommends to the Compensation Committee merit increases and Individual Goal payouts for the other NEOs. The Board of Directors completes an evaluation of our President's performance and the Compensation Committee recommends compensation for our President to the Board of Directors. The Compensation Committee and our President consider overall performance in the areas of key role responsibilities, our shared values, and strategic responsibilities established for the year in analyzing merit increases and Individual Goal recommendations.

Analysis Tools the Compensation Committee Uses

For 2014, the Compensation Committee engaged McLagan Partners to advise them on executive compensation decisions. This included an analysis of McLagan Partners' broad-based executive compensation benchmarking survey data to evaluate and advise our Compensation Committee and Board of Directors on whether the objectives of our executive compensation program were being met.

MCLAGAN PARTNERS' EXECUTIVE COMPENSATION BENCHMARKING SURVEY DATA

We engage McLagan Partners annually to provide the Compensation Committee with an updated analysis of the compensation of our NEOs compared to similar positions in commercial banks, the FHLBank System, and proxy data from publicly traded banks with assets between $5 billion and $20 billion. Their analysis considers all components of the NEOs' total compensation except benefits.

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

Compensation Decisions in 2014

How we compensate our NEOs sets the tone for how we administer pay throughout the entire Bank. For 2014, our Compensation Committee considered numerous factors (including those previously discussed) before deciding on the appropriate total compensation for our NEOs, in the context of the current business, operating and regulatory environment, which are more fully described in the following narrative.

BASE SALARY LEVELS

The Compensation Committee followed its historical practice of adjusting base salaries after a review of individual performance and current compensation of our NEOs compared to survey data. The Compensation Committee determined increases in our NEOs' base salaries between 3.04 percent and 14.58 percent for 2014 were appropriate based on (i) our NEOs' individual performance, contributions to the Bank, length of time in position, and changes in responsibilities, if applicable, (ii) a review of the compensation data paid by other FHLBanks, and (iii) a review of the McLagan Partners' executive compensation survey data.

For 2014, the Compensation Committee approved increases for our NEOs, except the CBTO, effective January 1, 2014. These increases were reviewed by the Finance Agency. The CBTO's increase was approved by our President effective March 1, 2014. The 2014 increases in base salary for our President, Richard S. Swanson, CFO, Steven T. Schuler, CRO, Dusan Stojanovic, CBO, Daniel D. Clute, CBTO, Mary L. Cecola, were 3.07 percent, 4.34 percent, 3.04 percent, 14.58 percent, and 4.00 percent of 2013 base salary. The larger increase of 14.58 percent for our CBO included a merit increase and market adjustment to bring his base salary closer to competitive levels for similar roles based on the market data.

For 2015, the Compensation Committee approved increases in base salaries between 3.06 percent and 18.20 percent for all NEOs, effective January 1, 2015. The CBTO's increase is effective March 1, 2015. The larger increase of 18.20 percent includes a merit and market adjustment for our CBO, whose compensation as determined by the Compensation Committee is low compared to the market data for similar positions. These increases were reviewed by the Finance Agency and a non-objection was received on December 23, 2014.

At its January 2015 meeting, the Compensation Committee determined the Bank-wide Goals and Individual Goals incentive awards that would be paid out to participating NEOs for the 2014 performance year. The Bank-wide and Individual Goal awards were based on the pay targets, ranges, and performance measures established by the Board of Directors and management, as appropriate, for 2014. The following sections provide additional details on the decisions the Compensation Committee made and how they arrived at those decisions.

ESTABLISHMENT OF PAY TARGETS AND RANGES

IP pay targets established for our NEOs take into consideration total compensation practices (base salary, incentives, and benefits) of the survey data reviewed. Under the IP, our NEOs are assigned target award opportunities, stated as percentages of base salary. The target award opportunities correspond to the determination made by our Compensation Committee and our President on each NEO's level of responsibility and ability to contribute to and influence overall Bank performance. For 2014, the IP target award opportunities were the same as 2013.

Awards are paid to our NEOs based upon the achievement level of Bank-wide Goals and a subjective determination by the Compensation Committee for our President and by our President for the other NEOs regarding individual performance and achievement of Individual Goals. The CFO consults with the President on the individual performance and achievement of Individual Goals for our CBTO. In addition, 50 percent of the incentive award for participating NEOs, except the CBTO, is deferred for three years following the end of the performance period, and subject to our achievement of requisite EVCS levels and Compensation Committee and Board of Directors approvals at the time of payment. The deferral percentage for the CBTO is 35 percent.

The annual and deferred IP award opportunities for our NEOs in 2014 were a percentage of base salary as follows:

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

ESTABLISHMENT OF PERFORMANCE MEASURES FOR THE IP

In December 2013, the Compensation Committee and the Board of Directors approved the following Bank-wide Goals for 2014:

i.	Strengthen Partnership with Members as measured by (i) member product usage, (ii) an advances plus standby letters of credit to assets ratio, and (iii) member satisfaction.

ii.
Disciplined Pursuit of Long-Term Business Performance as measured by (i) the “preservation of the enterprise value” measured by the quarterly average of MVCS, (ii) the “quality of risk management” measured by the Risk Committee of the Board of Directors in the areas of credit risk, market risk, operational risk, internal controls, model risk, IT risk, and remediation of exam findings, (iii) the "successful implementation" of the core banking system Phase 1.1, satisfactory progress on core banking system Phase 2.0, completion and Board approval of a business model framework and development of implementation plan to achieve cost savings for the Bank, and (iv) the "profitability" of the Bank measured by adjusted return on capital stock (AROCS). AROCS is a comprehensive measure of our profitability that we believe is most meaningful to our shareholders. For additional information on our adjusted earnings measure, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings."

iii.	Stewardship of our Public Mission as measured by (i) our mission related assets and (ii) community impact metrics of AHP and Homeownership Fund applications.

The Bank’s IP design has historically included both Bank-wide Goals and Individual Goal components. This plan design has resulted in positive results for the Bank and reasonable payouts to our participating NEOs. We believe this plan design has accomplished and driven the behaviors of all employees, including our NEOs, in accordance with our Board of Directors' expectations.

After a discussion with the Compensation Committee and the Board of Directors in November 2013, we changed the weightings of our Bank-wide Goals for NEOs, excluding the CBTO, which remained in alignment with the directive of the Finance Agency. For 2014, Bank-wide Goals are weighted at 90 percent of the award opportunity and Individual Goals are weighted at 10 percent of the award opportunity. For the CBO, CFO, and CRO, the Bank-wide Goal weighting of 90 percent includes 20 percent based on certain Bank-wide Goals related to the strategic imperative and strategies each of the NEOs focused on in 2014. The President’s Bank-wide Goal weighting of 90 percent is based on the Bank-wide Goals which remained unchanged from 2013. These weightings were determined by the Compensation Committee based upon the relative need for our NEOs to focus on certain strategic imperatives and/or strategies contained in our Strategic Business Plan. The CBTO's Bank-wide Goals are weighted at 60 percent of the award opportunity and Individual Goals are weighted at 40 percent of the award opportunity.

When establishing the Bank-wide IP performance goals, the Compensation Committee and the Board of Directors anticipated that we would reasonably achieve the target level of performance aligned with objectives contained in our Strategic Business Plan. The maximum level provides a goal that is anticipated to be more challenging to reach, based on the previous year's performance results and current market trends and conditions. The Bank-wide Goal incentive awards are paid based on the actual results we achieve. The weightings for each goal area are determined based on our Strategic Business Plan and areas of key focus, such as delivering member value and managing risk.

The Individual IP performance goals for our President are recommended by our President and established by the Board of Directors. Consistent with the other NEOs, our President has responsibility for setting, implementing, executing, and achieving action items associated with one or more strategic imperatives or strategies outlined in our Strategic Business Plan. Performance ratings for our President are determined by the Board of Directors based on his contribution to our success, accomplishment of role responsibilities and strategic responsibilities tied to our Strategic Business Plan, our shared values, and his overall job performance.

Individual IP performance goals for our other NEOs are established by our President and other management based on the strategic imperatives, strategies and outcomes to be accomplished as outlined in our Strategic Business Plan for which each NEO has responsibility. Specifically, each NEO has primary responsibility for setting, implementing, executing, and achieving action items associated with one or more strategic imperatives and/or strategies outlined in our Strategic Business Plan. Performance ratings for the other NEOs are based on an analysis by our President and/or other management of their contribution and accomplishment of role responsibilities, strategic responsibilities tied to our Strategic Business Plan, our shared values, and each NEO's overall job performance.

For 2014, Individual Goals for the President and other NEOs were generally subjective and aligned with each of their roles or strategic responsibilities tied to our Strategic Business Plan.

The 2014 to 2016 Strategic Business Plan was approved by the Board of Directors in December of 2013 and included the following strategic imperatives for which strategies and action steps were developed that formed the basis for Bank-wide Goals:

i.	Strengthen partnership with members.

ii.	Disciplined pursuit of long-term business performance.

iii.	Stewardship of our public mission.

2014 IP PERFORMANCE RESULTS

On a regular basis during 2014, management provided an update to the Board of Directors on the status of performance relative to Bank-wide Goals. The following table provides the 2014 IP Bank-wide Goals approved by the Board of Directors in December 2013, as well as our performance results for 2014:

Bank-wide Goals	2014 Results	Threshold	Target	Maximum
Strengthen Partnership with Members (40% Total Weight)
Member Product Usage Index (“Touch Points”) (15% Weight)	1.69	1.30	1.70	2.10
Member Satisfaction - % of Members "Very Satisfied" and "Satisfied" (15% Weight)	98%	90%	93%	96%
Member Product and Service Satisfaction Survey - Results of questions on advance products, collateral reporting requirements and credit scoring methodology (10% Weight)
Advances (3.33% Weight)	92%	82%	88%	94%
Collateral (3.33% Weight)	86%	74%	80%	86%
Credit (3.33% Weight)	79%	70%	76%	82%
Disciplined Pursuit of Long-Term Business Performance (40% Total Weight)
Preservation of the Enterprise Value (measured by quarterly average of MVCS) (10% Weight)[1]	$123.4	$100.0	$115.0	$125.0
Quality of Risk Management (measured by Board of Directors assessment) (10% Weight)[2]	9.45	5.00	10.00	15.00
Operational Excellence (10% Weight)
Successful implementation of CBS Phase 1.1 (2% Weight)	Completed within cost and scope on May 12, 2014	Completed within cost and scope by July 31, 2014	Completed within cost and scope by June 30, 2014	Completed within cost and scope by May 31, 2014
Satisfactory progress on CBS Phase 2.0 (2% Weight)	On time, within cost and scope of approved plan	Progress behind approved plan by 5%	On time, within cost and scope of approved plan	Progress ahead of approved plan by 5% or more
Business Model Framework Approval (2% Weight)	Completed and approved by Board prior to June 30, 2014	Completed and approved by Board by September 30, 2014	Completed and approved by Board by August 31, 2014	Completed and approved by Board prior to June 30, 2014
Operating Efficiency Savings (4% Weight)	$1.0 million	$500 thousand	$1.0 million	$1.5 million
Profitability (measured by AROCS) (10% Weight)	4.99%	3.00%	4.50%	6.00%
Stewardship of our Public Mission (20% Total Weight)
Mission Related Asset Ratio (15% Weight)	76%	65%	80%	85%
Community Impact (5% Weight)
AHP Applications (2.5% Weight)	67	45	60	75
Homeownership Fund Applications (2.5% Weight)	152	110	135	160

1	Threshold for this goal was $100.0 or ranking in upper half of the FHLBank System.

2
Qualitative assessment covers the following areas: Credit Risk (2.5%), Market Risk (2.5%), Operational Risk (1.0%), Internal Controls - SOX 404 (1.0%), IT Risk (1.0%), Model Risk (1.0%), and Remediation of Exam Findings (1.0%). There will be no payout if the assessment is less than threshold.

In January of 2015, the Compensation Committee reviewed the annual performance evaluation results of our President conducted by the Board of Directors. Based on this review, the Compensation Committee determined our President had exceeded expectations on the strategic imperatives and overall job performance goals established for Individual Goals of the IP. In conjunction with our achievement of Bank-wide Goals under the IP, the Compensation Committee awarded our President the incentive amounts identified in the table on the following page.

Additionally, our President evaluated the performance of the other NEOs and shared their performance results with the Compensation Committee in January of 2015. He determined that each of these individuals met or exceeded expectations on their respective strategic imperatives and job performance goals established for Individual Goals of the IP. Our CFO evaluated the performance of our CBTO and determined that she had exceeded expectations on her respective strategies and job performance goals established for Individual Goals of the IP. For Bank-wide Goals under the IP, the Bank achieved maximum on four goals, exceeded target on six of the goals, achieved target on two goals, and achieved at or slightly below target for the remaining three goals.

The overall weighted achievement of the Bank-wide Goals was 111.8 percent of target for our President, CFO, CBO, and CRO. In addition, the CBTO had different weightings on her Bank-wide Goals. The overall weighted achievement of the Bank-wide Goals for our CBTO was 117.6 percent of target.

The overall achievement on the Individual Goals for the President was 133.3% of target. For the CFO, CBO, and CRO, the overall achievement on the Individual Goals was 125%, 125%, and 116.7% of target, respectively. In addition the CBTO had different weightings on her Individual Goals. The overall achievement of the Individual Goals for our CBTO was 125% of target. Because of the Bank's aggregate performance and based on achievements related to Individual Goals, the Compensation Committee awarded each NEO the amounts identified in the following table:

Named Executive Officer	Bank-wide Performance Award	Individual Performance Award	Total Incentive Award[1]	Percent of Base Salary
Richard S. Swanson	$524,280	$69,500	$593,780	85.4%
Steven T. Schuler	217,417	27,000	244,417	67.9
Dusan Stojanovic	184,186	21,350	205,536	67.4
Daniel D. Clute	165,877	20,625	186,502	67.8
Mary L. Cecola	74,395	52,702	127,097	48.2

1	The total incentive is the sum of the Bank-wide and Individual Goal awards.

The following table provides compensation information for our NEOs for the years ended December 31, 2014, 2013, and 2012:

Summary Compensation Table
Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Non-Qualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Richard S. Swanson	2014	$695,000	$593,780	$1,004,000	$68,513	$2,361,293
President and CEO	2013	670,000	500,001	242,000	67,700	1,479,701
	2012	645,833	840,784	443,000	71,568	2,001,185
Steven T. Schuler	2014	360,000	244,417	463,000	30,152	1,097,569
CFO	2013	345,000	204,591	106,000	26,838	682,429
	2012	333,333	334,911	196,000	28,695	892,939
Dusan Stojanovic	2014	305,000	205,536	291,000	24,467	826,003
CRO	2013	296,000	195,404	45,000	23,622	560,026
	2012	285,417	282,248	129,000	22,770	719,435
Daniel D. Clute	2014	275,000	186,502	—	32,435	493,937
CBO	2013	240,000	162,484	—	28,875	431,359
	2012	192,203	148,330	—	11,519	352,052
Mary L. Cecola	2014	265,210	127,097	—	26,086	418,393
CBTO[4]	2013	255,008	131,157	—	37,133	423,298

1	The components of this column for 2014 are provided in the “Components of 2014 Non-Equity Incentive Plan Compensation” table on the following page.

2
Represents the change in value of the DB Plan and BEP DB Plan, if applicable. The significant change from 2013 to 2014 was due to a decline in interest rates and a change in mortality assumptions resulting in longer life expectancies of plan participants. All earnings on non-qualified deferred compensation are at the market rate.

3	The components of this column for 2014 are provided in the “Components of 2014 All Other Compensation” table on the following page.

4	Ms. Cecola was not an NEO prior to 2013.

COMPONENTS OF 2014 NON-EQUITY INCENTIVE PLAN COMPENSATION

Named Executive Officer	Annual Incentive	Deferred Incentive[1]	Total
Richard S. Swanson	$296,890	$296,890	$593,780
Steven T. Schuler	122,208	122,209	244,417
Dusan Stojanovic	102,768	102,768	205,536
Daniel D. Clute	93,251	93,251	186,502
Mary L. Cecola	82,613	44,484	127,097

1
The deferred incentive amounts were earned as of December 31, 2014, but will not be paid until March 2018, and remain subject to modification and forfeiture under the terms of the IP. For the President, CFO, CRO, and CBO, the deferred incentive is 50 percent of the total incentive earned in 2014. For the CBTO, the deferred incentive is 35 percent of the total incentive earned in 2014.

COMPONENTS OF 2014 ALL OTHER COMPENSATION

	Bank Contributions to Vested Defined Contribution Plans
Named Executive Officer	DC Plan	BEP DC Plan	Car Allowance	Financial Planning	Relocation	Total
Richard S. Swanson	$15,000	$44,513	$9,000	$—	$—	$68,513
Steven T. Schuler	15,038	13,895	—	1,219	—	30,152
Dusan Stojanovic	15,038	9,429	—	—	—	24,467
Daniel D. Clute	22,194	10,241	—	—	—	32,435
Mary L. Cecola	25,688	398	—	—	—	26,086

The following table provides estimated potential payouts under our IP of non-equity incentive plan awards:

2014 Grants of Plan-Based Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Named Executive Officer	Incentive Plan	Threshold	Target	Maximum
Richard S. Swanson	Annual	$173,750	$260,625	$347,500
	Deferred	173,750	260,625	347,500
Steven T. Schuler	Annual	72,000	108,000	144,000
	Deferred	72,000	108,000	144,000
Dusan Stojanovic	Annual	61,000	91,500	122,000
	Deferred	61,000	91,500	122,000
Daniel D. Clute	Annual	55,000	82,500	110,000
	Deferred	55,000	82,500	110,000
Mary L. Cecola	Annual	31,621	63,242	94,863
	Deferred	21,081	42,162	63,242

In November 2014, we entered into amended employment agreements with the President, CFO, CBO, and CRO. These agreements are filed as exhibits to our quarterly report on Form 10-Q, filed November 12, 2014. Refer to "Item 15. Exhibits and Financial Statement Schedules" for additional information. We do not have an employment agreement with the CBTO.

The employment agreements provide, with respect to each of our NEOs, except the CBTO, that we shall initially pay the respective NEO an annualized base salary of not less than the amount set forth in the respective agreement. In each case, base salary may only be adjusted upward from the 2014 base salary based on an annual review by the Board of Directors and may not be adjusted downward unless such downward adjustment is part of a nondiscriminatory cost reduction plan applicable to our total compensation budget.

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

Refer to the discussion of IP under “2014 IP Performance Results” in this Item 11 for additional information on the levels of awards under the IP. Actual non-equity incentive award amounts earned for the year ended December 31, 2014 are included in the non-equity incentive plan compensation column under the “Summary Compensation Table” in this Item 11.

The 2014 IP provides that unless otherwise directed by the Compensation Committee, payments under Bank-wide Goals and Individual Goals shall be made in a lump sum through regular payroll distribution, as soon as possible after the Board of Directors approves the payout of a particular award, but in no case more than 75 days after the end of the calendar year for which the performance or deferral period is ended.

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

Each employment agreement provides that we or the applicable NEO may terminate employment for any reason (other than good reason or cause) on 60 days written notice to the other party. An applicable NEO may be entitled to certain payments upon termination or change of control. For more information, see “Potential Payments Upon Termination or Change of Control" in this Item 11.

Benefits and Retirement Philosophy

We consider benefits to be an important aspect of our ability to attract and retain qualified employees and therefore we design our programs to be competitive with other financial services businesses. The following is a summary of the retirement benefits that our NEOs were eligible to receive, except the CBO and/or CBTO in some cases.

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

During 2014, each of the NEOs' DB Plan liabilities grew more than in prior years. This was due to a decrease in interest rates, which caused an increase in pension plan liabilities.

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

CURRENT ACCRUED RETIREMENT BENEFITS

The following table provides the present value of the current accrued benefits payable to our participating NEOs upon retirement at age 65 from the DB Plan and the BEP DB Plan, and is calculated in accordance with the formula currently in effect for specified years-of-service and remuneration for participating in both plans. Our pension benefits do not include any reduction for a participant's Social Security benefits. The vesting period for the pension plans is five years. See “Item 8. Financial Statements and Supplementary Data — Note 16 — Pension and Postretirement Benefits” for details regarding valuation method and assumptions.

2014 Pension Benefits Table
Named Executive Officer[1]	Plan Name	Number of Years Credited Service	12/31/13 Present Value of Accumulated Benefit	12/31/14 Present Value of Accumulated Benefit	Change in Present Value of Accumulated Benefit
Richard S. Swanson	Pentegra DB Plan	7.58	$513,000	$787,000	$274,000
	BEP DB Plan	7.58	1,406,000	2,136,000	730,000
Steven T. Schuler	Pentegra DB Plan	7.25	459,000	719,000	260,000
	BEP DB Plan	7.25	356,000	559,000	203,000
Dusan Stojanovic	Pentegra DB Plan	5.75	230,000	417,000	187,000
	BEP DB Plan	5.75	118,000	222,000	104,000

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

NON-QUALIFIED DEFINED CONTRIBUTION PLAN

NEOs participating in the BEP are eligible to participate in the defined contribution component of the BEP (BEP DC Plan), a non-qualified defined contribution plan that is the same as the DC Plan. The BEP DC Plan ensures, among other things, that participants whose benefits under the DC Plan would otherwise be restricted by certain provisions of the Internal Revenue Code are able to make elective pre-tax deferrals and to receive a matching contribution relating to such deferrals. The investment returns credited to a participating NEO's account are at the market rate for the NEO's selected investment. The selections may be altered at any time. Aggregate earnings are calculated by subtracting the 2013 year-end balance from the 2014 year-end balance, less the NEO's and Bank's contributions. The Bank immediately matches 100 percent of NEOs' contributions up to six percent of salary for salary and incentive deferrals. Prior to June 2014, all of our NEOs, with the exception of our CBTO, participated in the BEP DC Plan.

In June 2014, The BEP DC Plan was amended and approved by the Board of Directors. The amendment provides that any officer of the Bank whose base earnings exceed the IRS plan limits is eligible to participate in the BEP DC. As such, all NEO's now participate in the BEP DC Plan.

2014 Non-Qualified Deferred Compensation Table
Named Executive Officer	Executive Contributions In Last FY1	Registrant Contributions In Last FY2	Aggregate Earnings In Last FY	Aggregate Withdrawals In Last FY	Aggregate Balance At Last FYE
Richard S. Swanson	$356,945	$44,513	$138,267	$—	$1,136,371
Steven T. Schuler	72,331	13,895	43,529	—	644,195
Dusan Stojanovic	24,466	9,429	12,962	—	188,959
Daniel D. Clute	22,095	10,241	2,987	—	59,168
Mary L. Cecola	6,630	398	—	—	7,028

1	Amounts shown are included in the "Salary" column of the “Summary Compensation Table” in this Item 11.

2	Amounts shown are included in the "All Other Compensation" column of the “Summary Compensation Table” in this Item 11.

Potential Payments Upon Termination or Change of Control

The following paragraphs set out the material terms relating to termination of each of our NEOs and the potential compensation that would be due to each upon termination under the current employment agreements, as applicable. For purposes of the following discussion regarding potential payments upon termination or change of control, the following are the definitions of “Cause,” “Good Reason,” “Disability,” and "Change of Control."

“Cause” generally means a felony conviction, a willful act of misconduct that materially impairs the Bank's business or goodwill or causes material damage, a willful breach of certain representations in the employment agreement, a willful and continued failure to perform material duties, a willful material violation of the Bank's Code of Ethics, or receipt by the Bank of any regulatory order that the NEO be terminated or the NEO's authority be materially reduced.

“Good Reason” generally means a reduction in the NEO's base salary or incentive plan bonus opportunity, unless as part of a nondiscriminatory cost reduction applicable to the Bank's total compensation budget, a reduction in the NEO's corporate officer title, a material change by the Bank in the geographic location in which the NEO is required to perform services or a material breach of the employment agreement by the Bank.

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

“Change of Control” means a merger, reorganization or consolidation of the Bank with or into another FHLBank or other entity, a sale or transfer of all or substantially all of the business or assets of the Bank to another FHLBank or other entity, the purchase by the Bank or transfer to the Bank of all or substantially all of the business or assets of another FHLBank, or the liquidation of the Bank, and, in the case of the President, the definition of a “Change of Control” includes an event that as a result of one or a series of related transactions, the number of directors of the Bank elected by members of the Bank located in Iowa, Missouri, North Dakota, South Dakota, and Minnesota cease to constitute a majority of the directors of the Bank that are elected by members of the Bank (excluding non-member independent directors).

These definitions are summaries only and each respective employment agreement, between us and our NEOs, except the CBTO, who does not have an employment agreement with us, provides the relevant definitions in full. Copies of the employment agreements are filed as exhibits to our quarterly report on Form 10-Q, filed with the SEC on November 12, 2014.

TERMINATION FOR CAUSE OR WITHOUT GOOD REASON

If an NEO's employment is terminated by us for cause or by the NEO without good reason, the employment agreement entitles the respective NEO to the following:

i.	Base salary accrued through the date of termination;

ii.	Accrued but unpaid award(s) under any IP in an amount equal to that which the NEO would have received in the year of termination;

iii.	Accrued and earned vacation through the date of termination; and

iv.	All other vested benefits under the terms of our employee benefit plans, subject to the terms of such plans.

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2014, the total amounts payable to our NEOs are outlined in the table below:

Named Executive Officer	Severance Pay[1]	Annual Incentive	Deferred Incentive	Vacation Payout[2]	Total
Richard S. Swanson	$—	$—	$—	$69,724	$69,724
Steven T. Schuler	—	—	—	36,000	36,000
Dusan Stojanovic	—	—	—	12,904	12,904
Daniel D. Clute	—	—	—	25,032	25,032
Mary L. Cecola[3]	—	—	—	—	—

1
Termination under these circumstances would not result in severance payments from the Bank but would result in salary earned through December 31, 2014, as reflected under the "Salary" column of the "Summary Compensation Table" in this Item 11.

2	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

3
As of December 31, 2014, there is not an employment agreement in force between the Bank and Ms. Cecola. However, like all employees, Ms. Cecola is eligible to receive a payout in connection with unused vacation upon termination for cause.

TERMINATION WITHOUT CAUSE, FOR GOOD REASON, OR FOLLOWING A MERGER/CHANGE IN CONTROL

If, however, the NEO's employment is terminated by us without cause, by the NEO for good reason, or following a merger/change in control, in addition to the payouts previously mentioned, the NEO would be entitled to severance payments equal to a multiple of the NEO's base salary as follows:

i.
Two times the annual base salary in effect on the date of termination for the President and one times the annual base salary in effect on the date of termination for the CBO, CFO, and CRO, or, in the case that the termination occurs within 24 months following a Change of Control, 2.99 times the annual base salary in effect on the date of termination for the President and two times the annual base salary in effect on the date of termination for the CBO, CFO, and CRO;

ii.
One times the participating NEO's targeted non-deferred IP award in effect for the calendar year in which the date of termination occurs, or, in the case that the termination occurs within 24 months following a Change of Control, 2.99 times the targeted non-deferred plan award in effect for the calendar year in which the date of termination occurs for the President and two times the targeted non-deferred plan award in effect for the calendar year in which the date of termination for the CBO, CFO, and CRO;

iii.	The IP award for the calendar year in which the date of termination occurs and prorated for the portion of the calendar year in which the NEO was employed;

iv.
The accrued but unpaid IP awards covering periods prior to the one in which the NEO's employment was terminated, calculated in accordance with the terms of the IP as if termination was due to death or disability; and

v.
Any benefits mandated under any applicable health care continuation laws, provided that the continuing bank will continue paying its portion of the medical and/or dental insurance premiums for the NEO for the one-year period following the date of termination.

 The IP award would be paid at target for Individual Goals and based on the calendar year actual results for Bank-wide Goals, and would be paid at the regular time that such payments are made to all employees enrolled in the plans. The base salary amount, the IP award for the calendar year in which the date of termination occurs, and the accrued but unpaid IP awards for any performance period ending prior to the year in which the date of termination occurs would be paid in a lump sum within ten days following the NEO executing a release of claims against us, which would entitle them to the payments described. Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2014, the total amounts payable to our NEOs are outlined in the table below:

Termination Without Cause or For Good Reason
Named Executive Officer	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Richard S. Swanson	$1,390,000	$557,515	$717,706	$69,724	$2,734,945
Steven T. Schuler	360,000	230,209	288,228	36,000	914,437
Dusan Stojanovic	305,000	194,268	248,596	12,904	760,768
Daniel D. Clute	275,000	175,751	155,404	25,032	631,187
Mary L. Cecola[2]	—	—	—	—	—

Termination Without Cause or For Good Reason Following Change in Control
Named Executive Officer	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Richard S. Swanson	$2,078,050	$1,076,159	$717,706	$69,724	$3,941,639
Steven T. Schuler	720,000	338,209	288,228	36,000	1,382,437
Dusan Stojanovic	610,000	285,768	248,596	12,904	1,157,268
Daniel D. Clute	550,000	258,251	155,404	25,032	988,687
Mary L. Cecola[2]	—	—	—	—	—

1	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2
As of December 31, 2014, there is not an employment agreement in force between the Bank and Ms. Cecola. However, like all employees, Ms. Cecola is eligible to receive a payout in connection with unused vacation upon termination without cause.

TERMINATION FOR DEATH, DISABILITY, OR RETIREMENT

If the NEO's employment is terminated due to death, disability, or qualifying retirement, in addition to the payouts previously mentioned under the section entitled "Termination For Cause or Without Good Reason", the NEO is entitled to the following:

i.	The IP award for the calendar year in which the date of termination occurs and prorated for the portion of the calendar year in which the NEO was employed;

ii.	To the extent not already paid to the NEO, the accrued but unpaid IP awards covering periods prior to the one in which the NEO's employment was terminated;

iii.	Other coverage continuation rights that are available to such employees upon death, disability, or retirement, as provided for under the terms of such plans; and

iv.
For the CBO, CFO and CRO, in the case of a qualifying retirement (as defined in their respective employment agreements), any pro-rated award that such executive would have been entitled to receive under the IPIP, calculated by treating the date of the executive’s qualifying retirement as the date of such executive’s death.

Payment of all accrued amounts, other than IP award amounts, shall be paid in lump sum within ten days or no later than the first payroll date on or after the NEO's date of termination. Payment of all IP award amounts, if any, shall be paid as otherwise provided under the applicable IP.

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2014, the total amounts payable to our NEOs are outlined in the table below:

Termination by Death, Disability, or Retirement
Named Executive Officer	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Richard S. Swanson	$—	$296,890	$1,107,412	$69,724	$1,474,026
Steven T. Schuler	—	122,209	447,778	36,000	605,987
Dusan Stojanovic	—	102,768	388,636	12,904	504,308
Daniel D. Clute	—	93,251	273,379	25,032	391,662
Mary L. Cecola[2]	—	82,613	44,484	—	127,097

1	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2
While there is no employment agreement in force between the Bank and Ms. Cecola, as an employee of the Bank, she is entitled to receive earned but not paid incentives upon termination for death, disability, or retirement.

Merger Integration

As a result of the potential merger between the Bank and the Seattle Bank, the Compensation Committee approved in August 2014 several compensation plans impacting our NEOs, including an Integration Performance Incentive Plan (IPIP), a severance policy, and an enhanced severance policy.

The purpose of the IPIP is to motivate and retain executives, senior officers, and other contributors involved in the Bank’s contemplated merger. It was submitted to the Finance Agency for review and non-objection. The non-objection was received on September 18, 2014.

The IPIP is designed in two phases: (i) Phase 1 covers the period from the execution of the definitive agreement to the closing of the merger and (ii) Phase 2 covers the period from the closing of the merger through the integration date (Integration Date), which is the date approximately 80 percent of the work is complete in merging the two banks. Our NEOs are only eligible to participate in Phase 2 of the IPIP Plan.

During Phase 2, our NEOs will be eligible to receive compensation based on Bank-wide performance goals. Three to five performance measures will be identified for overall success of the merger. The Compensation Committee will determine success against the Bank-wide measures and will have the ability to exercise negative discretion on individual payouts or payouts for the entire participant group. Potential payouts for the Bank-wide measures occur upon the Integration Date. Our CBTO’s weighting for Bank-wide performance goals will be 70 percent of her overall payout opportunity. In addition, our CBTO will be eligible to receive compensation based on three to five department goals that are designed to support the integration process of the two Banks. The department goals will be weighted at 30 percent of her overall payout opportunity. The results of the department performance measures will be assessed by the Bank’s executive team and the Bank’s CEO and communicated to the Compensation Committee.

Pursuant to the terms of the IPIP, subject to the discretion of the Bank’s Compensation Committee, our CEO will be eligible for a payment of between $200,000 and $250,000. Our CFO, CBO, and CRO will be eligible to receive a payment of between $75,000 and $100,000. Our CBTO will be eligible to receive a payment of between $20,000 and $40,000.

In November 2014, the Compensation Committee approved an Amended IPIP. The IPIP was amended due to the decision of the Board to integrate the two Banks, if the merger is approved, earlier than anticipated under the IPIP. The Amended IPIP provides two phases as follows:

•
Phase 1 - The period beginning with the date a definitive merger agreement is executed between the Bank and Seattle Bank and ending on the day which is 30 days following the effective date of the merger or November 30, 2015, whichever occurs first.

•
Phase 2 - The period beginning with the day which is the first day following the close of Phase 1 and ending on the date of final integration. Final integration is defined as the date when all departmental goals have been completed, as determined by the Compensation Committee, or June 30, 2016, whichever occurs first.

The NEOs will participate in both phases of the Amended IPIP, but payment will not be made until the merger integration has been completed or June 30, 2016, whichever occurs first. The CEO, CFO, CBO, and CRO are eligible for an award based on Bank-wide goals in a range of 20-35 percent of base pay. The CBTO is eligible for an award based on 70 percent departmental goals and 30 percent Bank-wide goals in a range of 10-35 percent of base pay.

The Amended IPIP was submitted to the Finance Agency in December 2014 for review and non-objection. To date, we have not had a response from the Finance Agency.

SEVERANCE POLICY

On August 11, 2014, the Board also approved changes to our severance policy in its employee handbook (Severance Policy) subject to non-objection by the Finance Agency, which the Bank received on September 18, 2014. The Severance Policy impacts our CBTO and other employees and would apply if those individuals were involuntarily terminated due to a decision by the Bank to reduce the number of Bank employees for reasons unrelated or not exclusively related to the performance of employees (a Reduction in Force).

To be eligible for a separation allowance under the Severance Policy, our CBTO and other employees must meet certain eligibility requirements: (i) the employee must be a regular full-time employee, (ii) the reason for separation must be Reduction in Force, (iii) the employee must not have refused to accept a position of comparable status or pay (as determined by the Bank in its sole discretion) and which does not require relocation of primary residence, (iv) the employee must not have refused to accept a position of comparable status or pay with another employer (as determined by the Bank in its sole discretion) who acquires any of the assets or operations of the Bank and which does not require relocation of primary residence, and (v) the employee must sign a separation and release agreement, in a form acceptable to the Bank, that releases the Bank from any and all claims against the Bank arising out of the employee’s employment with the Bank or his/her termination of employment.

The Severance Policy provides that if these conditions are met, our CBTO would be eligible for a severance allowance equal to one year of her salary, generally payable in a single lump sum. Under the Bank’s prior severance policy, our CBTO was eligible for two weeks of salary for every year of full service (a minimum of four weeks and a maximum of six months). Pursuant to the Severance Policy, our CBTO would also be paid for all unused vacation for which she may be eligible. In the event of termination due to Reduction in Force, extended medical and dental coverage at the current employee rates would be provided through the end of the month covered by the severance period.

ENHANCED SEVERANCE POLICY

On August 11, 2014, the Board also approved an Enhanced Severance Policy subject to non-objection by the Finance Agency, which the Bank received on September 18, 2014. The Enhanced Severance Policy impacts our CBTO and other employees. The Enhanced Severance Policy provides severance pay to eligible Senior Vice Presidents of the Bank (Participants), including our CBTO. The Enhanced Severance Policy would be effective for a two year period following the consummation of a merger, reorganization or consolidation of the Bank with or into another Federal Home Loan Bank or other entity. The Enhanced Severance Policy terminates upon the earlier of (i) the date on which the Participant terminates employment with the Bank and (ii) the date of payment to the Participant of all severance payable under the Enhanced Severance Policy.

A Participant may be eligible for pay under the Enhanced Severance Policy if the Bank has terminated the Participant other than for Cause. The Bank shall be considered to have terminated the Participant for “Cause” because the Participant:

i.	shall have been convicted of (or pled guilty or nolo contendere to) a felony or any crime involving dishonesty or fraud;

ii.	shall have committed willful acts of misconduct that materially impair the goodwill or business of the Bank or cause material damage to its property, goodwill, or business, monetarily or otherwise;

iii.	shall have a willful and continued failure to perform his or her material duties;

iv.
shall have willfully violated any material policies of the Bank contained in the Bank's Code of Ethics to the extent such acts would provide grounds for a termination for Cause with respect to other employees; or

v.	was the subject of a regulatory order or directive of judicial determination that the Participant be terminated or the authority of the Participant be materially reduced.

Alternatively, a Participant may be eligible for severance pay pursuant to the Enhanced Severance Policy (Severance Pay) if the Participant has terminated his or her employment after a base pay reduction, a reduction in corporate officer title, or a material change by the Bank in the geographic location in which the Participant is required to work (“Termination by Participant with Good Reason”).

Under the Enhanced Severance Policy, if our CBTO’s employment with the Bank were to end due to Termination by Participant with Good Reason or termination by the Bank other than for Cause (a “Payment Event”), our CBTO would be eligible for Severance Pay in the amount equal to one and a half years of base salary, outplacement services for a period not to exceed nine months, health and dental continuation during the severance period, and deferred earned and unpaid awards for prior periods.

Pursuant to the Enhanced Severance Policy, Severance Pay would be paid in a lump sum cash amount that must be made no later than the second regularly scheduled payroll date that follows the date of the Payment Event. The Severance Pay is subject to withholding for all applicable federal, state, local or foreign taxes and any other legally required withholding.

EMPLOYMENT AGREEMENT BETWEEN RICHARD S. SWANSON AND THE CONTINUING BANK

In connection with the merger and his service as CEO of the continuing bank, Richard S. Swanson entered into a new employment agreement with the Bank on January 6, 2015. Mr. Swanson’s agreement will be effective upon the effective date of the merger and is subject to non-objection by the Finance Agency. Upon effectiveness of the merger, the employment agreement will supersede Mr. Swanson’s current employment agreement with the Bank.

The employment agreement provides that the continuing bank will initially pay Mr. Swanson an annualized base salary of $720,000. Mr. Swanson’s base salary may only be adjusted upward from the initial base salary based on an annual review by the board of directors of the continuing bank and may not be adjusted downward unless such downward adjustment is part of a nondiscriminatory cost reduction plan applicable to the continuing bank’s total compensation budget.
In addition, Mr. Swanson’s new employment agreement provides that he will be entitled to participate in all IPs approved by the continuing bank’s board of directors. Mr. Swanson’s incentive target will not be set lower than 75 percent of his base salary except as a result of a decision by the board of directors of the continuing bank affecting all executive officers covered by the IP, such as a nondiscriminatory cost reduction plan applicable to the continuing bank’s total compensation budget. The agreement further provides that Mr. Swanson will be entitled to participate in all eligible retirement benefit programs offered by the continuing bank. Mr. Swanson will also be eligible for certain perquisites, including reimbursement for financial planning expenses not to exceed $3,500 annually and a company car allowance in the amount of $750 per month.

Mr. Swanson’s new employment agreement provides that:

i.	the continuing bank or Mr. Swanson may terminate employment for any reason (other than good reason or cause) on 60 days’ written notice to the other party;

ii.	the continuing bank may terminate for cause immediately on written notice to Mr. Swanson; and

iii.	Mr. Swanson may terminate for good reason on written notice to the continuing bank, in each case, in accordance with the procedures set forth in the employment agreement.

Potential Payments Upon Termination or Change of Control
The following paragraphs set out the material terms relating to the potential compensation that would be due to Mr. Swanson upon a termination of employment under his employment agreement. For purposes of the following discussion regarding potential payments upon a termination or change of control, the following are the definitions of “Cause,” “Good Reason,” “Disability,” and “Change of Control.”
“Cause” generally means a felony conviction, a willful act of misconduct that materially impairs the continuing bank’s business or goodwill or causes material damage, a willful breach of certain representations in the employment agreement, a willful and continued failure to perform material duties, a willful material violation of the continuing bank’s code of ethics, or receipt by the continuing bank of any regulatory order that he be terminated or his authority be materially reduced.
“Good Reason” generally means a reduction in the executive’s base salary or IP bonus opportunity, unless as part of a nondiscriminatory cost reduction applicable to the continuing bank’s total compensation budget, a reduction in the executive’s corporate officer title, a material change by the continuing bank in the geographic location in which the executive is required to perform his services or a material breach of the employment agreement by the continuing bank.
“Disability” means the executive is receiving benefits under a disability plan sponsored by the continuing bank for a period of not less than three months by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than twelve months and which has rendered the executive incapable of performing his duties.
“Change of Control” means a merger, reorganization or consolidation of the continuing bank with or into another FHLBank or other entity, a sale or transfer of all or substantially all of the business or assets of the continuing bank to another FHLBank or other entity, the purchase by the continuing bank or transfer to the continuing bank of all or substantially all of the business or assets of another FHLBank, or the liquidation of the continuing bank.
Amounts payable under the employment agreement are subject to reduction in the event the amounts constitute an “excess parachute payment” under Section 280G of the Internal Revenue Code.
Termination for Cause or Without Good Reason
If Mr. Swanson’s employment is terminated by the continuing bank for Cause or by Mr. Swanson without Good Reason, the employment agreement entitles Mr. Swanson to the following:

i.base salary accrued through the date of termination;

ii.	accrued but unpaid award(s) under any IP in an amount equal to that which he would have received in the year of termination;

iii.	accrued and earned vacation through the date of termination; and

iv.	all other vested benefits under the terms of the continuing bank’s employee benefit plans, subject to the terms of such plans.
Payment of the foregoing accrued amounts, other than IP award amounts, will be paid in a lump sum within ten days or no later than the first payroll date on or after Mr. Swanson’s date of termination. Payment of all IP award amounts, if any, will be paid as otherwise provided for under the applicable IP.
Termination Without Cause, for Good Reason, Following a Change of Control, or Within a Specified Period of Time Following the Effective Date of the Employment Agreement
If Mr. Swanson’s employment is terminated by the continuing bank without Cause or by Mr. Swanson for Good Reason, in addition to the payouts previously mentioned under “Termination for Cause or Without Good Reason,” the employment agreement entitles Mr. Swanson to the following:

i.
two times the annual base salary in effect on the date of termination, or, in the case that the termination occurs on or before December 31, 2015, or within 24 months following a Change of Control, 2.99 times the annual base salary in effect on the date of termination;

ii.
one times the targeted non-deferred IP award in effect for the calendar year in which the date of termination occurs, or, in the case that the termination occurs on or before December 31, 2015, or within 24 months following a Change of Control, 2.99 times the targeted non-deferred IP award in effect for the calendar year in which the date of termination occurs;

iii.	the IP award for the calendar year in which the date of termination occurs, prorated for the portion of the calendar year in which Mr. Swanson was employed;

iv.
the accrued but unpaid IP awards covering periods prior to the one in which Mr. Swanson’s employment terminated, calculated in accordance with the terms of the IP as if termination was due to death or disability; and

v.
any benefits mandated under any applicable health care continuation laws, provided that the continuing bank will continue paying its portion of the medical and/or dental insurance premiums for Mr. Swanson for the one-year period following the date of termination.

In the event of termination by the continuing bank without Cause or by Mr. Swanson for Good Reason on or before December 31, 2015, Mr. Swanson also will be eligible for payment of premiums by the continuing bank for continued participation in the continuing bank’s group health care benefit (medical, dental, and vision) plans for a period of 18 months following the date of determination or, if earlier, June 30, 2017, subject to compliance with applicable laws (in lieu of the benefits under the last bullet above).
The base salary amount will be paid in a lump sum within ten days or no later than the first payroll date on or after the date of effectiveness of Mr. Swanson’s release of claims against the continuing bank. Payment of all IP award amounts will be paid as otherwise provided under the applicable IP, subject to effectiveness of a release of claims against the continuing bank.
Termination for Death, Disability, or Retirement
If Mr. Swanson’s employment is terminated due to death, disability, or qualifying retirement, in addition to the payouts previously mentioned under the section entitled “Termination for Cause or Without Good Reason,” he would be entitled to the following:

i.	the IP award for the calendar year in which the date of termination occurs and prorated for the portion of the calendar year in which he was employed;

ii.	to the extent not already paid to him, the accrued but unpaid IP awards covering periods prior to the one in which Mr. Swanson’s employment is terminated;

iii.	other coverage continuation rights that are available upon death, disability, or retirement, as provided for under the terms of such plans; and

iv.
in the case of a qualifying retirement (as defined in the employment agreement), any pro-rated award that Mr. Swanson would have been entitled to receive under the IPIP, calculated by treating the date of his qualifying retirement as his date of death.

Payment of the foregoing accrued amounts, other than IP award amounts, will be paid in a lump sum within ten days or no later than the first payroll date on or after Mr. Swanson’s date of termination. Payment of all IP award amounts, if any, will be paid as otherwise provided under the applicable IP.

Director Compensation

During 2014, the Board of Directors held eight in-person board meetings and 35 in-person committee meetings. In addition, there were four telephonic board meetings and 14 telephonic committee meetings held throughout the year. Pursuant to our 2014 Director Fee Policy, Directors receive one quarter of the annual compensation following the end of each calendar quarter. If it is determined at the end of the calendar year that a Director has attended less than 75 percent of the meetings they were required to attend during the year, the Director will not receive one quarter of the annual compensation for the fourth quarter of the calendar year.

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

The total expenses paid on behalf of the Board of Directors for travel and other reimbursed expenses for 2014 was $266 thousand and annual compensation paid to the Board of Directors, by position, for 2014 was as follows:

Board of Director Position	2014
Chair	$90,000
Vice Chair	85,000
Audit Committee Chair	80,000
Committee Chairs	75,000
Other Directors	65,000

The following table sets forth each Director's compensation for the year ended December 31, 2014:

Director Compensation
Director Name	Fees Earned Or Paid In Cash
Dale E. Oberkfell, Chair	$90,000
Eric A. Hardmeyer, Vice Chair	85,000
Johnny A. Danos	65,000
Gerald D. Eid	65,000
Michael J. Finley	65,000
Van D. Fishback	75,000
Chris D. Grimm	75,000
Teresa J. Keegan	65,000
John F. Kennedy Sr.	80,000
Ellen Z. Lamale	75,000
Paula R. Meyer	75,000
John P. Rigler II	65,000
John H. Robinson	75,000
Joseph C. Stewart III	65,000
Kevin J. Swalley	65,000

In December of 2014, the Compensation Committee approved the Director Fee Policy for 2015, subject to the review and comment of the Finance Agency. This policy is filed as an exhibit to this annual report on Form 10-K. Refer to "Item 15. Exhibits and Financial Statement Schedules" for additional information. Under the policy, the 2015 Director compensation fees increased. The annual aggregate fees by position are as follows:

Board of Director Position	2015
Chair	$95,000
Vice Chair	90,000
Audit Committee Chair	85,000
Committee Chairs	80,000
Other Directors	70,000

Compensation Committee Report

The Compensation Committee reviewed and discussed the 2014 Compensation Discussion and Analysis set forth in Item 11 with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K. The Compensation Committee includes the following individuals:

Compensation Committee
John H. Robinson, Chair
Paula R. Meyer, Vice Chair
Michelle M. Keeley
Ellen Z. Lamale
Joseph C. Stewart III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents members (or combination of members within the same holding company) holding five percent or more of our outstanding capital stock at February 28, 2015 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Wells Fargo Bank, N.A.	101 N Phillips Ave	Sioux Falls	SD	13,700	40.1%
Superior Guaranty Insurance Company[1]	90 S 7th St.	Minneapolis	MN	461	1.3
				14,161	41.4
All others				20,008	58.6
Total capital stock				34,169	100.0%

1	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Additionally, due to the fact that a majority of our Board of Directors is nominated and elected from our membership, these member directors are officers or directors of member institutions that own our capital stock. The following table presents total outstanding capital stock owned by those members who had an officer or director serving on our Board of Directors at February 28, 2015 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Bank of North Dakota	1200 Memorial Hwy	Bismarck	ND	300	0.88%
Midwest BankCentre	2191 Lemay Ferry Road	Saint Louis	MO	55	0.16
BankWest, Inc.	420 S Pierre St.	Pierre	SD	39	0.11
First Bank & Trust	520 6th St.	Brookings	SD	34	0.10
KleinBank	19943 County Rd 43	Big Lake	MN	32	0.10
State Bank	25 N Chestnut Ave	New Hampton	IA	23	0.08
First Bank & Trust, N.A.	101 2nd St. NW	Pipestone	MN	14	0.04
First Bank & Trust	110 N Minnesota Ave	Sioux Falls	SD	10	0.03
Fidelity Bank	7600 Parklawn Ave	Edina	MN	5	0.01
BANK	409 Hwy 61 S	Wapello	IA	4	0.01
First Bank & Trust of Milbank	215 W 4th Ave	Milbank	SD	3	0.01
Bank Star	1999 W Osage St.	Pacific	MO	1	*
Bank Star of the BootHeel	100 S Walnut St.	Steele	MO	1	*
Bank Star One	118 W 5th St.	Fulton	MO	1	*
				522	1.53
All others				33,647	98.47
Total capital stock				34,169	100.00%

*	Amount is less than 0.01 percent.

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
Finance Agency Regulations
The Finance Agency director independence standards prohibit individuals from serving as members of our Audit Committee if they have one or more “disqualifying relationships” with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by our Board are (i) employment with us at any time during the last five years, (ii) acceptance of compensation from us other than for service as a director, (iii) being a consultant, advisor, promoter, underwriter, or legal counsel for us at any time within the last five years, and (iv) being an immediate family member of an individual who is or who has been, within the past five years, one of our executive officers. The Board assesses the independence of all directors under the Finance Agency's independence standards, regardless of whether they serve on our Audit Committee. As of February 28, 2015, all of our directors, including all members of our Audit Committee, were independent under these criteria.
Exchange Act
Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a reporting company. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of February 28, 2015, all of our directors, including all members of our Audit Committee, were independent under these criteria.
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
With regard to our Independent Directors, the Board affirmatively determined Michelle Keeley, John Kennedy, Ellen Lamale, Elsie Meeks, Paula Meyer, and John Robinson are each independent in accordance with NYSE standards. In concluding our six Independent Directors are independent under the NYSE rules, the Board first determined all Independent Directors met the objective NYSE independence standards. In further determining none of its Independent Directors had a material relationship with us, the Board noted the Independent Directors are specifically prohibited from being an officer of the Bank or an officer or director of a member.

Our Board has a standing Audit Committee. All Audit Committee members are independent under the Finance Agency's independence standards and the independence standards under Section 10A(m) of the Exchange Act in accordance with the Housing Act. For the reasons described above, our Board determined none of the current Member Directors serving on the Audit Committee are independent using the NYSE independence standards. The Member Directors serving on the Audit Committee are Dale Oberkfell, Chris Grimm, and Doug Hile. Our Board determined, however, the Independent Directors serving on the Audit Committee are independent under the NYSE independence standards. The Independent Directors serving on the Audit Committee are John Kennedy and Elsie Meeks.
Compensation Committee
The Board has a standing Compensation Committee. Our Board determined all members of the Compensation Committee are independent under the Finance Agency's independence standards. For the reasons described above, our Board determined none of the current Member Directors serving on the Compensation Committee are independent using the NYSE independence standards. The Member Director serving on the Compensation Committee is Joe Stewart. Our Board determined the Independent Directors serving on the Compensation Committee are independent under the NYSE independence standards. The Independent Directors serving on the Compensation Committee are Michelle Keeley, Ellen Lamale, Paula Meyer, and John Robinson.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee pre-approves all audit and permitted non-audit services performed by PwC. However, services for fees payable by us of $10,000 or less may be pre-approved by the Audit Committee Chair with notification subsequently provided to the Audit Committee.
The following table sets forth the aggregate fees billed by PwC (dollars in millions):

	For the Years Ended December 31,
	2014	2013
Audit fees[1]	$0.6	$0.6
Audit-related fees[2]	0.2	0.1
All other fees[3]	—	—
Total	$0.8	$0.7

1
Represents fees incurred in connection with the annual audit of our financial statements and internal control over financial reporting and quarterly review of our financial statements. In addition to these fees, we incurred assessments of $33,000 and $16,000 from the Office of Finance for audit fees on the Combined Financial Report for the years ended December 31, 2014 and 2013.

2	Represents fees related to other audit and attest services and technical accounting consultations.

3	Represents fees related to non-audit services. Amounts for 2014 and 2013 are less than $0.1 million.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The financial statements are set forth in Item 8 of this annual report on Form 10-K.

(b) Exhibits

2.1	Agreement and Plan of Merger between the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of Seattle dated September 25, 2014[1]
3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines dated October 13, 1932[2]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective February 26, 2009[3]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, approved by the Federal Housing Finance Agency on August 5, 2011 and effective September 5, 2011[4]
10.1	Integration Performance Incentive Plan, effective as of September 18, 2014[5]
10.2	Amended Severance Policy, effective as of September 18, 2014[5]
10.3	Enhanced Severance Policy, effective as of November 10, 2014[5]
10.4	Employment Agreement with Richard S. Swanson, dated November 10, 2014[5]
10.5	Employment Agreement with Steven T. Schuler, dated November 10, 2014[5]
10.6	Employment Agreement with Dusan Stojanovic, dated November 10, 2014[5]
10.7	Employment Agreement with Daniel D. Clute, dated November 10, 2014[5]
10.8	Lease Agreement for 801 Walnut Street between the Federal Home Loan Bank of Des Moines and Wells Fargo Financial, Inc., as amended, dated April 27, 2004[6]
10.9	Joint Capital Enhancement Agreement, as amended, effective August 5, 2011[7]
10.10	Federal Home Loan Bank of Des Moines Third Amended and Restated Benefit Equalization Plan, effective January 1, 2011[8]
10.11	Federal Home Loan Bank of Des Moines Pentegra Defined Benefit Plan for Financial Institutions, effective January 1, 2011[8]
10.12	Federal Home Loan Bank of Des Moines Pentegra Defined Contribution Plan for Financial Institutions, effective January 1, 2011[8]
10.13	Federal Home Loan Bank of Des Moines 2014 Incentive Plan Document, effective January 1, 2014[9]
10.14	2015 Director Fee Policy, effective January 1, 2015
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Federal Home Loan Bank of Des Moines Audit Committee Report
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

1    Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the SEC on September 25, 2014 (Commission File No. 000-51999).

2    Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form 10 filed with the SEC on May 12, 2006 (Commission File No.
000-51999).

3    Incorporated by reference to the correspondingly numbered exhibit to our Form 8-K filed with the SEC on March 2, 2009 (Commission File No. 000-51999).

4    Incorporated by reference to exhibit 99.2 to our Form 8-K filed with the SEC on July 17, 2013 (Commission File No. 000-51999).

5     Incorporated by reference to the correspondingly numbered exhibits on our Form 10-Q filed with the SEC on November 12, 2014 (Commission File 000-51999).

6    Incorporated by reference to exhibits 10.3 and 10.3.1 to our Form 10-K filed with the SEC on March 30, 2007 (Commission File No. 000-51999).

7    Incorporated by reference to exhibit 99.1 to our Form 8-K filed with the SEC on August 5, 2011 (Commission File No. 000-51999).

8    Incorporated by reference to the exhibits to our Form 10-K filed with the SEC on March 18, 2011 (Commission File No. 000-51999).

9    Incorporated by reference to exhibit 10.1 to our Form 8-K filed with the SEC on April 17, 2014 (Commission File No. 000-51999).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)
March 6, 2015	By:	/s/ Richard S. Swanson
Richard S. Swanson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 6, 2015

Signature	Title

Principal Executive Officer:

/s/ Richard S. Swanson	President & Chief Executive Officer
Richard S. Swanson

Principal Financial Officer:

/s/ Steven T. Schuler	Executive Vice President & Chief Financial Officer
Steven T. Schuler

Principal Accounting Officer:

/s/ Ardis E. Kelley	Senior Vice President & Chief Accounting Officer
Ardis E. Kelley

Directors:

/s/ Dale E. Oberkfell	Chairman of the Board of Directors
Dale E. Oberkfell

/s/ Eric A. Hardmeyer	Vice Chairman of the Board of Directors
Eric A. Hardmeyer

/s/ Steven L. Bumann	Director
Steven L. Bumann

/s/ Van D. Fishback	Director
Van D. Fishback

/s/ Chris D. Grimm	Director
Chris D. Grimm

Signature	Title

/s/ W. Douglas Hile	Director
W. Douglas Hile

/s/ Teresa J. Keegan	Director
Teresa J. Keegan

/s/ Michelle M. Keeley	Director
Michelle M. Keeley

/s/ John F. Kennedy, Sr.	Director
John F. Kennedy, Sr.

/s/ Ellen Z. Lamale	Director
Ellen Z. Lamale

/s/ Elsie M. Meeks	Director
Elsie M. Meeks

/s/ Paula R. Meyer	Director
Paula R. Meyer

/s/ John P. Rigler II	Director
John P. Rigler II

/s/ John H. Robinson	Director
John H. Robinson

/s/ Joseph C. Stewart III	Director
Joseph C. Stewart III