Form 10-Q
period 2015-03-31
Federal Home Loan Bank of Des Moines
filed 2015-05-08
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2015
Class B Stock, par value $100	35,313,090

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in thousands, except capital stock par value)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$341,844	$495,197
Interest-bearing deposits	1,854	1,942
Securities purchased under agreements to resell	9,170,000	5,091,000
Federal funds sold	1,580,000	1,860,000
Investment securities
Trading securities (Note 3)	2,544,459	2,530,490
Available-for-sale securities (Note 4)	12,656,377	12,383,792
Held-to-maturity securities (fair value of $1,198,021 and $1,299,048) (Note 5)	1,105,821	1,211,460
Total investment securities	16,306,657	16,125,742
Advances (Note 7)	63,562,410	65,168,274
Mortgage loans held for portfolio, net
Mortgage loans held for portfolio (Note 8)	6,544,741	6,567,369
Allowance for credit losses on mortgage loans (Note 9)	(1,100)	(4,900)
Total mortgage loans held for portfolio, net	6,543,641	6,562,469
Accrued interest receivable	90,687	84,440
Premises, software, and equipment, net	19,792	18,794
Derivative assets, net (Note 10)	85,236	80,112
Other assets	29,987	35,975
TOTAL ASSETS	$97,732,108	$95,523,945
LIABILITIES
Deposits
Interest-bearing	$603,134	$417,348
Non-interest-bearing	114,382	95,210
Total deposits	717,516	512,558
Consolidated obligations (Note 11)
Discount notes	60,419,645	57,772,890
Bonds	32,031,318	32,362,110
Total consolidated obligations	92,450,963	90,135,000
Mandatorily redeemable capital stock (Note 12)	24,191	24,367
Accrued interest payable	102,816	89,509
Affordable Housing Program payable	43,725	41,232
Derivative liabilities, net (Note 10)	73,858	76,632
Other liabilities	31,631	332,499
TOTAL LIABILITIES	93,444,700	91,211,797
Commitments and contingencies (Note 14)
CAPITAL (Note 12)
Capital stock - Class B putable ($100 par value); 34,278 and 34,685 issued and outstanding shares	3,427,778	3,468,503
Retained earnings
Unrestricted	647,470	645,434
Restricted	81,910	74,989
Total retained earnings	729,380	720,423
Accumulated other comprehensive income	130,250	123,222
TOTAL CAPITAL	4,287,408	4,312,148
TOTAL LIABILITIES AND CAPITAL	$97,732,108	$95,523,945

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
INTEREST INCOME
Advances	$66,176	$52,862
Prepayment fees on advances, net	507	166
Interest-bearing deposits	125	45
Securities purchased under agreements to resell	1,310	785
Federal funds sold	1,019	306
Trading securities	8,618	8,242
Available-for-sale securities	31,114	22,743
Held-to-maturity securities	8,098	12,247
Mortgage loans held for portfolio	59,198	62,303
Total interest income	176,165	159,699
INTEREST EXPENSE
Consolidated obligations - Discount notes	14,824	9,288
Consolidated obligations - Bonds	92,667	97,946
Deposits	15	22
Mandatorily redeemable capital stock	179	45
Total interest expense	107,685	107,301
NET INTEREST INCOME	68,480	52,398
Provision (reversal) for credit losses on mortgage loans	415	(334)
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	68,065	52,732
OTHER (LOSS) INCOME
Net gains on trading securities	18,863	24,203
Net gains from sale of available-for-sale securities	—	826
Net gains on consolidated obligations held at fair value	—	2
Net losses on derivatives and hedging activities	(30,911)	(23,084)
Other, net	2,587	1,515
Total other (loss) income	(9,461)	3,462
OTHER EXPENSE
Compensation and benefits	9,786	7,684
Contractual services	1,619	2,080
Professional fees	2,429	647
Other operating expenses	2,942	2,136
Federal Housing Finance Agency	1,537	938
Office of Finance	1,128	1,208
Other, net	691	369
Total other expense	20,132	15,062
NET INCOME BEFORE ASSESSMENTS	38,472	41,132
Affordable Housing Program assessments	3,865	4,118
NET INCOME	$34,607	$37,014

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Net income	$34,607	$37,014
Other comprehensive income
Net unrealized gains on available-for-sale securities
Unrealized gains	6,836	21,150
Reclassification of realized net gains included in net income	—	(826)
Total net unrealized gains on available-for-sale securities	6,836	20,324
Pension and postretirement benefits	192	44
Total other comprehensive income	7,028	20,368
TOTAL COMPREHENSIVE INCOME	$41,635	$57,382

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in thousands)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2013	26,916	$2,691,568	$627,473	$50,782	$678,255	$87,044	$3,456,867
Proceeds from issuance of capital stock	3,265	326,536	—	—	—	—	326,536
Repurchases/redemptions of capital stock	(3,475)	(347,539)	—	—	—	—	(347,539)
Net shares reclassified to mandatorily redeemable capital stock	(2)	(178)	—	—	—	—	(178)
Comprehensive income	—	—	29,611	7,403	37,014	20,368	57,382
Cash dividends on capital stock	—	—	(18,867)	—	(18,867)	—	(18,867)
BALANCE, MARCH 31, 2014	26,704	$2,670,387	$638,217	$58,185	$696,402	$107,412	$3,474,201

BALANCE, DECEMBER 31, 2014	34,685	$3,468,503	$645,434	$74,989	$720,423	$123,222	$4,312,148
Proceeds from issuance of capital stock	4,119	411,917	—	—	—	—	411,917
Repurchases/redemptions of capital stock	(4,515)	(451,549)	—	—	—	—	(451,549)
Net shares reclassified to mandatorily redeemable capital stock	(11)	(1,093)	—	—	—	—	(1,093)
Comprehensive income	—	—	27,686	6,921	34,607	7,028	41,635
Cash dividends on capital stock	—	—	(25,650)	—	(25,650)	—	(25,650)
BALANCE, MARCH 31, 2015	34,278	$3,427,778	$647,470	$81,910	$729,380	$130,250	$4,287,408

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$34,607	$37,014
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,629	(3,732)
Net gains on trading securities	(18,863)	(24,203)
Net gains from sale of available-for-sale securities	—	(826)
Net gains on consolidated obligations held at fair value	—	(2)
Net change in derivatives and hedging activities	22,173	21,358
Other adjustments	(376)	(1,405)
Net change in:
Accrued interest receivable	(9,917)	(9,550)
Other assets	790	2,432
Accrued interest payable	13,306	21,390
Other liabilities	558	(831)
Total adjustments	9,300	4,631
Net cash provided by operating activities	43,907	41,645
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(117,818)	(38,196)
Securities purchased under agreements to resell	(4,079,000)	710,000
Federal funds sold	280,000	(675,000)
Premises, software, and equipment	(1,813)	(889)
Trading securities
Proceeds from maturities of long-term	7,194	7,003
Available-for-sale securities
Proceeds from sales and maturities of long-term	241,140	505,237
Purchases of long-term	(697,364)	(1,216,342)
Held-to-maturity securities
Proceeds from maturities of long-term	108,259	132,733
Advances
Principal collected	19,138,962	15,911,267
Originated	(17,500,548)	(15,199,350)
Mortgage loans held for portfolio
Principal collected	274,691	191,569
Originated or purchased	(261,241)	(123,840)
Proceeds from sales of foreclosed assets	2,420	5,419
Net cash (used in) provided by investing activities	(2,605,118)	209,611

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
FINANCING ACTIVITIES
Net change in deposits	204,958	3,233
Net payments on derivative contracts with financing elements	(1,930)	(1,971)
Net proceeds from issuance of consolidated obligations
Discount notes	61,115,718	36,783,899
Bonds	7,926,797	4,021,253
Payments for maturing consolidated obligations
Discount notes	(58,469,742)	(32,106,084)
Bonds	(8,301,392)	(8,998,239)
Proceeds from issuance of capital stock	411,917	326,536
Payments for repurchases/redemptions of capital stock	(451,549)	(347,539)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(1,269)	(418)
Cash dividends paid	(25,650)	(18,867)
Net cash provided by (used in) financing activities	2,407,858	(338,197)
Net decrease in cash and due from banks	(153,353)	(86,941)
Cash and due from banks at beginning of the period	495,197	448,278
Cash and due from banks at end of the period	$341,844	$361,337

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$216,272	$181,037
Affordable Housing Program payments	$1,372	$1,939
Non-Cash Transactions:
Capitalized interest on reverse mortgage securities	$3,548	$—
Mortgage loan charge-offs	$4,343	$266
Transfers of mortgage loans to real estate owned	$1,805	$3,255

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

Proposed Merger

On September 25, 2014, the Bank and the Federal Home Loan Bank of Seattle (Seattle Bank) executed a definitive merger agreement after receiving unanimous approval from their boards of directors. On December 19, 2014, the Finance Agency approved the merger application submitted by the banks, subject to the satisfaction of certain specified closing conditions. Following this approval, on January 12, 2015, the banks distributed a Joint Merger Disclosure Statement and voting materials to their members seeking ratification of the Merger Agreement by the members of both banks through a voting process which was completed on February 23, 2015. On February 27, 2015, the banks issued a joint press release announcing the ratification of the merger by members of both banks. The consummation of the merger will be effective only after the Finance Agency determines that the closing conditions identified in its approval letter have been satisfied and the Finance Agency determines that the combined bank's organizational certificate complies with the requirements of the Finance Agency's merger rules. Assuming the Finance Agency makes these determinations, the merger is expected to be effective on May 31, 2015. Material details of the Merger Agreement and the Joint Merger Disclosure Statement are included in the banks’ related Form 8-K filings with the Securities and Exchange Commission (SEC).

The Bank believes the merger would combine two complementary organizations with similar cultures, membership characteristics, and solid financial positions. The combined bank would remain a member-owned and member-centric cooperative, focused on helping its members strengthen their institutions to better serve their customers and communities. It would provide funding solutions for more than 1,500 member financial institutions in 13 states and the U.S. Pacific territories. The combined bank would be headquartered in Des Moines.

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2014, which are contained in the Bank's 2014 Annual Report on Form 10-K filed with the SEC on March 6, 2015 (2014 Form 10-K).

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of results for the interim periods. The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

Descriptions of the Bank's significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in the 2014 Form 10-K.

Reclassifications

Certain amounts in the Bank's 2014 financial statements have been reclassified to conform to the presentation for the three months ended March 31, 2015.

Note 2 — Recently Adopted and Issued Accounting Guidance

ADOPTED ACCOUNTING GUIDANCE

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

On August 8, 2014, the Financial Accounting Standards Board (FASB) issued amended guidance relating to the classification and measurement of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this guidance require that a mortgage loan be de-recognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This guidance became effective for the Bank beginning on January 1, 2015 and was adopted prospectively. The adoption of this guidance did not have a material effect on the Bank's financial condition, results of operations, or cash flows.

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

Finance Agency Advisory Bulletin on Asset Classification

On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for classifying assets and prescribes the timing of asset charge-offs, excluding investment securities. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adverse classification requirements were implemented as of January 1, 2014 and the charge-off requirements were implemented on January 1, 2015. This guidance did not have a material effect on the Bank's financial condition, results of operations, or cash flows.

ISSUED ACCOUNTING GUIDANCE

Cloud Computing Arrangements

On April 15, 2015, the FASB issued amendments to clarify the accounting for cloud computing arrangements. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license and how to account for it. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2015, and early adoption is permitted. The Bank can elect to adopt the amendments either (i) prospectively to all arrangements entered into or materially modified after the effective date or (ii) retrospectively. This guidance is not expected to affect the Bank’s financial condition, results of operations, or cash flows.

Simplifying the Presentation of Debt Issuance Costs

On April 7, 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented on the statement of condition as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The guidance is required to be applied on a retrospective basis to each individual period presented on the statement of condition. The Bank is in the process of evaluating this guidance and its effect on the Bank's financial condition, results of operations, or cash flows is not expected to be material.

Amendments to the Consolidation Analysis

On February 18, 2015, the FASB issued amended guidance intended to enhance consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The new guidance primarily focuses on the following:

•
Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

•	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE.

•	Changing consolidation conclusions for entities in several industries that typically make use of limited partnerships or VIEs.

This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2015, and early adoption is permitted, including adoption in an interim period. This guidance is not expected to affect the Bank’s financial condition, results of operations, or cash flows.

Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

On August 27, 2014, the FASB issued guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or within one year after the financial statements are available to be issued, when applicable. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations for the assessed period. This guidance becomes effective for the interim and annual periods ending after December 15, 2016, and early application is permitted. Management will be required to make the initial assessment required by this guidance as of December 31, 2016. This guidance is not expected to have an effect on the Bank's financial condition, results of operations, cash flows, or financial statement disclosures.

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

Note 3 — Trading Securities

Major Security Types

Trading securities were as follows (dollars in thousands):

	March 31, 2015	December 31, 2014
Non-mortgage-backed securities
Other U.S. obligations	$257,222	$256,267
GSE obligations	1,532,786	1,531,811
Other[1]	284,324	280,215
Total non-mortgage-backed securities	2,074,332	2,068,293
Mortgage-backed securities
GSE multifamily	470,127	462,197
Total fair value	$2,544,459	$2,530,490

1	Consists of taxable municipal bonds.

Net Gains on Trading Securities

During the three months ended March 31, 2015, the Bank recorded net holding gains of $18.9 million on its trading securities compared to net holding gains of $24.2 million for the same period in 2014. The Bank did not sell any trading securities during the three months ended March 31, 2015 and 2014.

Note 4 — Available-for-Sale Securities

Major Security Types

Available-for-sale (AFS) securities were as follows (dollars in thousands):

	March 31, 2015
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations	$155,373	$4,735	$—	$160,108
GSE obligations	987,599	24,174	(4)	1,011,769
State or local housing agency obligations	35,529	88	(397)	35,220
Other[2]	180,272	7,710	—	187,982
Total non-mortgage-backed securities	1,358,773	36,707	(401)	1,395,079
Mortgage-backed securities
Other U.S. obligations single-family	2,200,806	7,653	—	2,208,459
GSE single-family	1,894,163	20,481	(184)	1,914,460
GSE multifamily	7,069,168	75,024	(5,813)	7,138,379
Total mortgage-backed securities	11,164,137	103,158	(5,997)	11,261,298
Total	$12,522,910	$139,865	$(6,398)	$12,656,377

	December 31, 2014
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations	$158,864	$4,761	$(56)	$163,569
GSE obligations	993,681	22,682	(4,055)	1,012,308
State or local housing agency obligations	36,320	176	(148)	36,348
Other[2]	176,277	7,425	—	183,702
Total non-mortgage-backed securities	1,365,142	35,044	(4,259)	1,395,927
Mortgage-backed securities
Other U.S. obligations single-family	1,979,226	340	(3,875)	1,975,691
GSE single-family	1,991,471	17,586	(150)	2,008,907
GSE multifamily	6,921,322	85,334	(3,389)	7,003,267
Total mortgage-backed securities	10,892,019	103,260	(7,414)	10,987,865
Total	$12,257,161	$138,304	$(11,673)	$12,383,792

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

2	Consists of taxable municipal bonds.

Unrealized Losses

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
GSE obligations	$—	$—	$48,499	$(4)	$48,499	$(4)
State or local housing agency obligations	11,499	(68)	6,116	(329)	17,615	(397)
Total non-mortgage-backed securities	11,499	(68)	54,615	(333)	66,114	(401)
Mortgage-backed securities
GSE single-family	40,904	(6)	100,583	(178)	141,487	(184)
GSE multifamily	1,838,368	(4,797)	230,330	(1,016)	2,068,698	(5,813)
Total mortgage-backed securities	1,879,272	(4,803)	330,913	(1,194)	2,210,185	(5,997)
Total	$1,890,771	$(4,871)	$385,528	$(1,527)	$2,276,299	$(6,398)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations	$34,993	$(56)	$—	$—	$34,993	$(56)
GSE obligations	230,965	(286)	109,669	(3,769)	340,634	(4,055)
State or local housing agency obligations	—	—	6,527	(148)	6,527	(148)
Total non-mortgage-backed securities	265,958	(342)	116,196	(3,917)	382,154	(4,259)
Mortgage-backed securities
Other U.S. obligations single-family	1,698,157	(3,875)	—	—	1,698,157	(3,875)
GSE single-family	—	—	107,910	(150)	107,910	(150)
GSE multifamily	1,331,057	(3,053)	74,806	(336)	1,405,863	(3,389)
Total mortgage-backed securities	3,029,214	(6,928)	182,716	(486)	3,211,930	(7,414)
Total	$3,295,172	$(7,270)	$298,912	$(4,403)	$3,594,084	$(11,673)

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	March 31, 2015		December 31, 2014
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$89,447	$90,484	$66,673	$66,904
Due after one year through five years	869,370	891,114	898,464	915,574
Due after five years through ten years	245,605	253,041	247,821	255,333
Due after ten years	154,351	160,440	152,184	158,116
Total non-mortgage-backed securities	1,358,773	1,395,079	1,365,142	1,395,927
Mortgage-backed securities	11,164,137	11,261,298	10,892,019	10,987,865
Total	$12,522,910	$12,656,377	$12,257,161	$12,383,792

Net Gains from Sale of AFS Securities

During the three months ended March 31, 2015, the Bank did not sell any AFS securities. During the three months ended March 31, 2014, the Bank received $97.2 million in proceeds from the sale of an AFS security and recognized a gross gain of $0.8 million.

Note 5 — Held-to-Maturity Securities

Major Security Types

Held-to-maturity (HTM) securities were as follows (dollars in thousands):

	March 31, 2015
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$304,675	$76,859	$—	$381,534
State or local housing agency obligations	58,588	5,267	—	63,855
Total non-mortgage-backed securities	363,263	82,126	—	445,389
Mortgage-backed securities
Other U.S. obligations single-family	2,803	9	—	2,812
Other U.S. obligations commercial	1,178	—	(1)	1,177
GSE single-family	714,702	10,678	(53)	725,327
Private-label residential	23,875	123	(682)	23,316
Total mortgage-backed securities	742,558	10,810	(736)	752,632
Total	$1,105,821	$92,936	$(736)	$1,198,021

	December 31, 2014
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$305,126	$69,730	$—	$374,856
State or local housing agency obligations	59,963	6,042	—	66,005
Total non-mortgage-backed securities	365,089	75,772	—	440,861
Mortgage-backed securities
Other U.S. obligations single-family	3,247	11	—	3,258
Other U.S. obligations commercial	1,415	—	(1)	1,414
GSE single-family	816,793	12,302	(31)	829,064
Private-label residential	24,916	58	(523)	24,451
Total mortgage-backed securities	846,371	12,371	(555)	858,187
Total	$1,211,460	$88,143	$(555)	$1,299,048

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization.

Unrealized Losses

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
Other U.S. obligations commercial	$—	$—	$373	$(1)	$373	$(1)
GSE single-family	3,861	(7)	36,676	(46)	40,537	(53)
Private-label residential	—	—	15,407	(682)	15,407	(682)
Total mortgage-backed securities	$3,861	$(7)	$52,456	$(729)	$56,317	$(736)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
Other U.S. obligations commercial	$—	$—	$248	$(1)	$248	$(1)
GSE single-family	1,436	(4)	38,607	(27)	40,043	(31)
Private-label residential	—	—	16,243	(523)	16,243	(523)
Total mortgage-backed securities	$1,436	$(4)	$55,098	$(551)	$56,534	$(555)

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	March 31, 2015		December 31, 2014
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after ten years	$363,263	$445,389	$365,089	$440,861
Total non-mortgage-backed securities	363,263	445,389	365,089	440,861
Mortgage-backed securities	742,558	752,632	846,371	858,187
Total	$1,105,821	$1,198,021	$1,211,460	$1,299,048

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

Private-Label Mortgage-Backed Securities

On a quarterly basis, the Bank engages other designated FHLBanks to perform cash flow analyses on its private-label mortgage-backed securities (MBS) using two third-party models in order to assess whether the entire amortized cost bases of these securities will be recovered. For a description of these models, refer to "Item 8. Financial Statements and Supplementary Data - Note 7 - Other-than-Temporary Impairment" in the Bank's 2014 Form 10-K.

The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of three percent to an increase of eight percent over the twelve month period beginning January 1, 2015. For the vast majority of markets, the projected short-term housing price changes range from an increase of one percent to an increase of five percent. Thereafter, a unique path is projected for each geographical area based on an internally developed framework derived from historical data.

The Bank compared the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At March 31, 2015, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at March 31, 2015.

All Other AFS and HTM Investment Securities

On a quarterly basis, the Bank reviews all remaining AFS and HTM securities in an unrealized loss position to determine whether they are other-than temporarily impaired. The following was determined for the Bank's other investment securities in an unrealized loss position at March 31, 2015:

•
Other U.S. obligations and GSE securities. The unrealized losses were due primarily to interest rate volatility. The strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at March 31, 2015.

•
State or local housing agency obligations. The unrealized losses were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at March 31, 2015.

Note 7 — Advances

Contractual Maturity

The following table summarizes the Bank's advances outstanding by contractual maturity (dollars in thousands):

	March 31, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$261	3.28	$66	3.28
Due in one year or less	6,422,064	0.84	7,997,497	0.66
Due after one year through two years	4,710,261	1.33	4,028,617	1.45
Due after two years through three years	4,187,208	2.06	4,437,280	1.68
Due after three years through four years	23,814,150	0.42	20,706,329	0.56
Due after four years through five years	17,706,098	0.36	21,447,326	0.33
Thereafter	6,473,752	0.93	6,335,093	0.98
Total par value	63,313,794	0.67	64,952,208	0.67
Premiums	133		137
Discounts	(6,020)		(6,388)
Fair value hedging adjustments	254,503		222,317
Total	$63,562,410		$65,168,274

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At both March 31, 2015 and December 31, 2014, the Bank had callable advances outstanding totaling $44.6 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise dates, and the borrower may then apply for a new advance at the prevailing market rate. Generally, put options are exercised when interest rates increase. At both March 31, 2015 and December 31, 2014, the Bank had putable advances outstanding totaling $2.1 billion.

Prepayment Fees

The Bank charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. Prepayment fees are recorded net of fair value hedging adjustments in the Statements of Income.

The following table summarizes the Bank's prepayment fees on advances, net (dollars in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Gross prepayment fee income	$265	$331
Fair value hedging adjustments[1]	242	(165)
Prepayment fees on advances, net	$507	$166

1	Represents the amortization/accretion of fair value hedging adjustments on closed advance fair value hedge relationships resulting from advance prepayments.

For information related to the Bank's credit risk exposure on advances, refer to "Note 9 — Allowance for Credit Losses."

Note 8 — Mortgage Loans Held for Portfolio

The Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) involves investment by the Bank in single-family mortgage loans held for portfolio that are either purchased from participating financial institutions (PFIs) or funded by the Bank through PFIs. MPF loans may also be acquired through participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank's PFIs generally originate, service, and credit enhance mortgage loans that are sold to the Bank. PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the PFI to a designated mortgage service provider.

The following table presents information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	March 31, 2015	December 31, 2014
Fixed rate, long-term single-family mortgage loans	$5,042,306	$5,024,393
Fixed rate, medium-term[1] single-family mortgage loans	1,421,520	1,462,014
Total unpaid principal balance	6,463,826	6,486,407
Premiums	81,322	82,206
Discounts	(11,461)	(12,191)
Basis adjustments from mortgage loan commitments	11,054	10,947
Total mortgage loans held for portfolio	$6,544,741	$6,567,369

1	Medium-term is defined as a term of 15 years or less.

The following table presents the Bank's mortgage loans held for portfolio by collateral or guarantee type (dollars in thousands):

	March 31, 2015	December 31, 2014
Conventional mortgage loans	$5,899,768	$5,916,651
Government-insured mortgage loans	564,058	569,756
Total unpaid principal balance	$6,463,826	$6,486,407

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

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At March 31, 2015 and December 31, 2014, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At March 31, 2015 and December 31, 2014, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings (TDRs) related to credit products during the three months ended March 31, 2015 and 2014.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of March 31, 2015 and December 31, 2014. Accordingly, the Bank has not recorded any allowance for credit losses for its credit products.

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at March 31, 2015 and December 31, 2014. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

•
First Loss Account. The first loss account (FLA) is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. Credit enhancement fees paid totaled $1.2 million and $1.1 million during the three months ended March 31, 2015 and 2014. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments with a PFI credit enhancement obligation was $92.4 million and $92.2 million at March 31, 2015 and December 31, 2014.

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

A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. The Bank evaluates whether to record a charge-off based upon the occurrence of a confirming event. Prior to January 1, 2015, charge-offs generally were recorded at the time a mortgage loan was transferred to real estate owned. Beginning January 1, 2015, the Bank began to also charge-off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying collateral for all collateral-dependent mortgage loans. This change did not have a material effect on the Bank's financial condition or results of operations.

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

Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not. At March 31, 2015 and December 31, 2014, the Bank determined that the amount of performance-based credit enhancement fees available for recapture from the PFIs at the master commitment level was immaterial. As such, it did not factor credit enhancement fees into its estimate of the allowance for credit losses.

PFI Credit Enhancement Obligation. When reserving for estimated credit losses, the Bank may take into consideration the PFI credit enhancement obligation, which is intended to absorb losses in excess of the FLA. At March 31, 2015 and December 31, 2014, the Bank determined that the amount of credit enhancement obligation available to offset losses was immaterial. As such, it did not factor credit enhancement obligation into its estimate of the allowance for credit losses.

Allowance for Credit Losses on Conventional Mortgage Loans. The following table presents a rollforward of the allowance for credit losses on the Bank's conventional mortgage loan portfolio (dollars in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Balance, beginning of period	$4,900	$8,000
Charge-offs	(4,343)	(266)
Recoveries	128	—
Provision (reversal) for credit losses	415	(334)
Balance, end of period	$1,100	$7,400

The following table summarizes the allowance for credit losses and recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in thousands):

	March 31, 2015	December 31, 2014
Allowance for credit losses
Collectively evaluated for impairment	$1,100	$1,500
Individually evaluated for impairment	—	3,400
Total allowance for credit losses	$1,100	$4,900
Recorded investment[1]
Collectively evaluated for impairment	$5,953,474	$5,966,025
Individually evaluated for impairment, with or without a related allowance	45,472	50,151
Total recorded investment	$5,998,946	$6,016,176

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The table below summarizes the Bank's key credit quality indicators for mortgage loans (dollars in thousands):

	March 31, 2015
	Conventional	Government Insured	Total
Past due 30 - 59 days	$65,744	$18,297	$84,041
Past due 60 - 89 days	20,826	5,118	25,944
Past due 90 - 179 days	14,172	5,767	19,939
Past due 180 days or more	35,779	6,409	42,188
Total past due mortgage loans	136,521	35,591	172,112
Total current mortgage loans	5,862,425	544,311	6,406,736
Total recorded investment of mortgage loans[1]	$5,998,946	$579,902	$6,578,848

In process of foreclosure (included above)[2]	$25,614	$4,485	$30,099
Serious delinquency rate[3]	0.8%	2.1%	0.9%
Past due 90 days or more and still accruing interest[4]	$—	$12,176	$12,176
Non-accrual mortgage loans[5]	$54,425	$—	$54,425

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

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

The table below summarizes the Bank's key credit quality indicators for mortgage loans (dollars in thousands):

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

	March 31, 2015		December 31, 2014
	Recorded Investment	Related Allowance[1]	Recorded Investment	Related Allowance
Impaired loans with an allowance	$—	$—	$19,342	$3,400
Impaired loans without an allowance	45,472	—	30,809	—
Total	$45,472	$—	$50,151	$3,400

1
Beginning January 1, 2015, the Bank began to charge-off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying collateral for all collateral-dependent mortgage loans. As such, those loans no longer have an associated allowance.

The Bank did not recognize any interest income on impaired loans during the three months ended March 31, 2015 and 2014.

The following table summarizes the average recorded investment on the Bank's individually evaluated impaired loans (dollars in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Impaired loans with an allowance	$—	$21,647
Impaired loans without an allowance	47,812	28,181
Total	$47,812	$49,828

Real Estate Owned. At March 31, 2015 and December 31, 2014, the Bank had $9.2 million and $8.9 million of REO recorded as a component of "Other assets" in the Statements of Condition.

Term Securities Purchased Under Agreements to Resell

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at March 31, 2015 and December 31, 2014.

Off-Balance Sheet Credit Exposures

At March 31, 2015 and December 31, 2014, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank's off-balance sheet credit exposures, see "Note 14 — Commitments and Contingencies."

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

The following table summarizes the Bank's fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in thousands):

	March 31, 2015			December 31, 2014
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value)
Interest rate swaps	$39,785,572	$111,351	$573,009	$38,703,467	$84,362	$459,437
Derivatives not designated as hedging instruments (economic)
Interest rate swaps	997,777	1,813	64,700	1,012,577	11,714	51,260
Forward settlement agreements (TBAs)	51,500	5	417	65,000	1	322
Mortgage delivery commitments	61,675	255	9	70,106	245	7
Total derivatives not designated as hedging instruments	1,110,952	2,073	65,126	1,147,683	11,960	51,589
Total derivatives before netting and collateral adjustments	$40,896,524	113,424	638,135	$39,851,150	96,322	511,026
Netting adjustments and cash collateral[1]		(28,188)	(564,277)		(16,210)	(434,394)
Total derivative assets and derivative liabilities		$85,236	$73,858		$80,112	$76,632

1 Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. Cash collateral posted by the Bank (including accrued interest) was $536.1 million and $418.2 million at March 31, 2015 and December 31, 2014. At March 31, 2015 and December 31, 2014, the Bank had not received any cash collateral from clearing agents and/or counterparties.

The following table summarizes the components of “Net losses on derivatives and hedging activities” as presented in the Statements of Income (dollars in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Derivatives designated as hedging instruments (fair value)
Interest rate swaps	$(4,126)	$(6,461)
Derivatives not designated as hedging instruments (economic)
Interest rate swaps	(21,216)	(13,087)
Forward settlement agreements (TBAs)	(855)	(530)
Mortgage delivery commitments	797	487
Net interest settlements	(5,511)	(3,493)
Total net losses related to derivatives not designated as hedging instruments	(26,785)	(16,623)
Net losses on derivatives and hedging activities	$(30,911)	$(23,084)

The following table summarizes, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, the net fair value hedge ineffectiveness, and the effect of those derivatives on the Bank's net interest income (dollars in thousands):

	For the Three Months Ended March 31, 2015
Hedged Item Type	(Losses) Gains on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(108,543)	$103,549	$(4,994)	$(31,495)
Advances	(33,376)	33,672	296	(40,140)
Consolidated obligation bonds	48,703	(48,131)	572	25,756
Total	$(93,216)	$89,090	$(4,126)	$(45,879)

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

A majority of the Bank's bilateral derivative contracts contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2015 was $301.3 million, for which the Bank posted collateral of $227.7 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $46.4 million of collateral to its bilateral derivative counterparties at March 31, 2015.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents, based on credit considerations, at March 31, 2015.

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

The following table presents the fair value of derivative instruments meeting or not meeting the netting requirements, including the related collateral received from or pledged to counterparties (dollars in thousands):

	March 31, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Bilateral derivatives	$53,133	$353,943	$59,574	$316,472
Cleared derivatives	60,036	284,183	36,503	194,547
Total gross recognized amount	113,169	638,126	96,077	511,019
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(52,374)	(280,094)	(56,327)	(239,847)
Cleared derivatives	24,186	(284,183)	40,117	(194,547)
Total gross amounts of netting adjustments and cash collateral	(28,188)	(564,277)	(16,210)	(434,394)
Net amounts after netting adjustments and cash collateral
Bilateral derivatives	759	73,849	3,247	76,625
Cleared derivatives	84,222	—	76,620	—
Total net amounts after netting adjustments and cash collateral	84,981	73,849	79,867	76,625
Bilateral derivatives instruments not meeting netting requirements[1]	255	9	245	7
Total derivative assets and derivative liabilities
Bilateral derivatives	1,014	73,858	3,492	76,632
Cleared derivatives	84,222	—	76,620	—
Total derivative assets and derivative liabilities	$85,236	$73,858	$80,112	$76,632

1	Represents mortgage delivery commitments that are not subject to an enforceable netting agreement.

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At March 31, 2015 and December 31, 2014, the total par value of outstanding consolidated obligations of the 12 FHLBanks was $812.2 billion and $847.2 billion.

Discount Notes

The following table summarizes the Bank's discount notes (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$60,427,796	0.09	$57,781,155	0.09
Discounts	(8,151)		(8,265)
Total	$60,419,645		$57,772,890

Bonds

The following table summarizes the Bank's bonds outstanding by contractual maturity (dollars in thousands):

	March 31, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$16,830,305	0.57	$18,392,675	0.59
Due after one year through two years	4,404,715	1.72	3,144,800	2.31
Due after two years through three years	2,395,325	3.55	2,731,455	3.39
Due after three years through four years	798,700	1.48	632,740	1.47
Due after four years through five years	2,854,785	2.78	1,883,450	2.02
Thereafter	4,518,725	2.84	5,382,770	3.06
Index amortizing notes	155,759	5.21	165,016	5.21
Total par value	31,958,314	1.51	32,332,906	1.53
Premiums	20,047		21,045
Discounts	(17,731)		(18,289)
Fair value hedging adjustments	70,688		26,448
Total	$32,031,318		$32,362,110

The following table summarizes the Bank's bonds outstanding by call features (dollars in thousands):

	March 31, 2015	December 31, 2014
Noncallable or nonputable	$25,688,314	$19,667,906
Callable	6,270,000	12,665,000
Total par value	$31,958,314	$32,332,906

Note 12 — Capital

The Bank is subject to three regulatory capital requirements:

•
Risk-based capital. The Bank must maintain at all times permanent capital greater than or equal to the sum of its credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, which includes mandatorily redeemable capital stock, and retained earnings can satisfy this risk-based capital requirement.

•
Regulatory capital. The Bank is required to maintain a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all capital stock, including mandatorily redeemable capital stock, and retained earnings. It does not include accumulated other comprehensive income (AOCI).

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At March 31, 2015 and December 31, 2014, the Bank did not have any nonpermanent capital.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations.

The following table shows the Bank's compliance with the Finance Agency's regulatory capital requirements (dollars in thousands):

	March 31, 2015		December 31, 2014
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$556,816	$4,181,349	$579,898	$4,213,293
Regulatory capital	$3,909,284	$4,181,349	$3,820,958	$4,213,293
Leverage capital	$4,886,605	$6,272,024	$4,776,197	$6,319,939
Capital-to-assets ratio	4.00%	4.28%	4.00%	4.41%
Leverage ratio	5.00%	6.42%	5.00%	6.62%

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

Excess Stock

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At March 31, 2015 and December 31, 2014, the Bank had no excess capital stock outstanding.

Mandatorily Redeemable Capital Stock

The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) when a member engages in any of the following activities: (i) submits a written notice to redeem all or part of its capital stock, (ii) submits a written notice of its intent to withdraw from membership, or (iii) terminates its membership voluntarily as a result of a consolidation into a non-member or into a member of another FHLBank. Dividends on mandatorily redeemable capital stock are classified as interest expense in the Statements of Income. At March 31, 2015 and December 31, 2014, the Bank's mandatorily redeemable capital stock totaled $24.2 million and $24.4 million.

Restricted Retained Earnings

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. It requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At March 31, 2015 and December 31, 2014, the Bank's restricted retained earnings account totaled $81.9 million and $75.0 million.

Accumulated Other Comprehensive Income

The following table summarizes changes in AOCI (dollars in thousands):

	Net unrealized gains on AFS securities (Note 4)	Pension and postretirement benefits	Total AOCI
Balance, December 31, 2013	$88,399	$(1,355)	$87,044
Other comprehensive (loss) income before reclassifications
Net unrealized gains	21,150	—	21,150
Reclassifications from other comprehensive income to net income
Net realized gains on sale of securities	(826)	—	(826)
Amortization - pension and postretirement	—	44	44
Net current period other comprehensive income	20,324	44	20,368
Balance, March 31, 2014	$108,723	$(1,311)	$107,412

Balance, December 31, 2014	$126,631	$(3,409)	$123,222
Other comprehensive income before reclassifications
Net unrealized gains	6,836	—	6,836
Amortization - pension and postretirement	—	192	192
Net current period other comprehensive income	6,836	192	7,028
Balance, March 31, 2015	$133,467	$(3,217)	$130,250

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the three months ended March 31, 2015 and 2014.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial instruments at March 31, 2015 (dollars in thousands). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$341,844	$341,844	$—	$—	$—	$341,844
Interest-bearing deposits	1,854	—	1,839	—	—	1,839
Securities purchased under agreements to resell	9,170,000	—	9,170,000	—	—	9,170,000
Federal funds sold	1,580,000	—	1,580,000	—	—	1,580,000
Trading securities	2,544,459	—	2,544,459	—	—	2,544,459
Available-for-sale securities	12,656,377	—	12,656,377	—	—	12,656,377
Held-to-maturity securities	1,105,821	—	1,174,705	23,316	—	1,198,021
Advances	63,562,410	—	63,698,450	—	—	63,698,450
Mortgage loans held for portfolio, net	6,543,641	—	6,840,992	64,272	—	6,905,264
Accrued interest receivable	90,687	—	90,687	—	—	90,687
Derivative assets, net	85,236	5	113,419	—	(28,188)	85,236
Other assets	12,220	12,220	—	—	—	12,220
Liabilities
Deposits	(717,516)	—	(717,514)	—	—	(717,514)
Consolidated obligations
Discount notes	(60,419,645)	—	(60,421,895)	—	—	(60,421,895)
Bonds	(32,031,318)	—	(32,678,021)	—	—	(32,678,021)
Total consolidated obligations	(92,450,963)	—	(93,099,916)	—	—	(93,099,916)
Mandatorily redeemable capital stock	(24,191)	(24,191)	—	—	—	(24,191)
Accrued interest payable	(102,816)	—	(102,816)	—	—	(102,816)
Derivative liabilities, net	(73,858)	(417)	(637,718)	—	564,277	(73,858)
Other
Commitments to fund advances	—	—	(467)	—	—	(467)
Standby letters of credit	(1,403)	—	—	(1,403)	—	(1,403)
Standby bond purchase agreements	—	—	1,312	—	—	1,312

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial instruments at December 31, 2014 (dollars in thousands):

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

As of March 31, 2015 and December 31, 2014, three or four prices were received for substantially all of the Bank's investment securities and the final prices for substantially all of those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

As an additional step, the Bank reviews the final fair value estimates of its private-label MBS holdings quarterly for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private-label MBS using the estimated fair value derived from the process previously described and the security's projected cash flows from the Bank's OTTI process. These yields were compared to the market yield of comparable securities according to dealers and/or other third-party sources. This analysis did not indicate any significant variances. Therefore, the Bank determined that its fair value estimates for private-label MBS were appropriate at March 31, 2015.

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

Impaired Mortgage Loans Held for Portfolio. The fair value of impaired mortgage loans held for portfolio is estimated by obtaining property values from an external pricing vendor. This vendor utilizes multiple pricing models that generally factor in market observable inputs, including actual sales transactions and home price indices. The Bank applies an adjustment to these values to capture certain limitations in the estimation process and takes into consideration estimated selling costs and expected PMI proceeds. In limited instances, the Bank may estimate the fair value of an impaired mortgage loan by calculating the present value of expected future cash flows discounted at the loan's effective interest rate.

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

Fair Value on a Recurring Basis

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at March 31, 2015 (dollars in thousands):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$257,222	$—	$—	$257,222
GSE obligations	—	1,532,786	—	—	1,532,786
Other non-MBS	—	284,324	—	—	284,324
GSE multifamily MBS	—	470,127	—	—	470,127
Total trading securities	—	2,544,459	—	—	2,544,459
Available-for-sale securities
Other U.S. obligations	—	160,108	—	—	160,108
GSE obligations	—	1,011,769	—	—	1,011,769
State or local housing agency obligations	—	35,220	—	—	35,220
Other non-MBS	—	187,982	—	—	187,982
Other U.S. obligations single-family MBS	—	2,208,459	—	—	2,208,459
GSE single-family MBS	—	1,914,460	—	—	1,914,460
GSE multifamily MBS	—	7,138,379	—	—	7,138,379
Total available-for-sale securities	—	12,656,377	—	—	12,656,377
Derivative assets, net
Interest-rate related	—	113,164	—	(28,183)	84,981
Forward settlement agreements (TBAs)	5	—	—	(5)	—
Mortgage delivery commitments	—	255	—	—	255
Total derivative assets, net	5	113,419	—	(28,188)	85,236
Other assets	12,220	—	—	—	12,220
Total recurring assets at fair value	$12,225	$15,314,255	$—	$(28,188)	$15,298,292
Liabilities
Derivative liabilities, net
Interest-rate related	$—	$(637,709)	$—	$564,272	$(73,437)
Forward settlement agreements (TBAs)	(417)	—	—	5	(412)
Mortgage delivery commitments	—	(9)	—	—	(9)
Total derivative liabilities, net	(417)	(637,718)	—	564,277	(73,858)
Total recurring liabilities at fair value	$(417)	$(637,718)	$—	$564,277	$(73,858)

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

	March 31, 2015	December 31, 2014
Impaired mortgage loans held for portfolio	$17,531	$15,942
Real estate owned	618	773
Total non-recurring assets	$18,149	$16,715

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

The Bank elected the fair value option for certain consolidated obligation bonds that did not qualify for hedge accounting, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. All bonds previously elected under the fair value option matured during the first quarter of 2014.

The following table summarizes the activity related to consolidated obligation bonds for which the fair value option was elected (dollars in thousands):

For the Three
Months Ended
March 31, 2014
Balance, beginning of period	$50,033
Maturities and terminations	(50,000)
Net gains on bonds held at fair value	(2)
Change in accrued interest	(31)
Balance, end of period	$—

For consolidated obligation bonds recorded under the fair value option, the related contractual interest expense is recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net gains on consolidated obligations held at fair value” in the Statements of Income.

Note 14 — Commitments and Contingencies

Joint and Several Liability. The 12 FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At March 31, 2015 and December 31, 2014, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $719.8 billion and $757.1 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in thousands):

	March 31, 2015			December 31, 2014
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit	$3,959,517	$61,587	$4,021,104	$4,411,783
Standby bond purchase agreements	239,794	291,903	531,697	557,282
Commitments to purchase mortgage loans	61,675	—	61,675	70,106
Commitments to issue bonds	1,116,050	—	1,116,050	170,000
Commitments to issue discount notes	1,691,137	—	1,691,137	—
Commitments to fund advances	—	89,000	89,000	14,000
Other commitments	86,580	—	86,580	86,580

Standby Letters of Credit. A standby letter of credit is a financing arrangement between the Bank and a member. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2020. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $1.4 million and $2.0 million at March 31, 2015 and December 31, 2014.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at March 31, 2015 and December 31, 2014 is reported in "Note 13 — Fair Value."

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2017. At March 31, 2015 and December 31, 2014, the Bank had standby bond purchase agreements with four housing associates. During the three months ended March 31, 2015 and 2014, the Bank was not required to purchase any bonds under these agreements. For the three months ended March 31, 2015 and 2014, the Bank received fees for the guarantees that amounted to $0.4 million and $0.5 million.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at March 31, 2015 and December 31, 2014 is reported in “Note 10 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Commitments to Issue Bonds and Discount Notes. At March 31, 2015, the Bank had commitments to issue $1.1 billion of consolidated obligation bonds and $1.7 billion of consolidated obligation discount notes. At December 31, 2014, the Bank had commitments to issue $170.0 million of consolidated obligation bonds. The Bank did not have any commitments to issue discount notes at December 31, 2014.

Commitments to Fund Advances. The Bank enters into commitments that legally bind it to fund additional advances up to 24 months in the future. At March 31, 2015 and December 31, 2014, the Bank had commitments to fund advances of $89.0 million and $14.0 million.

Other Commitments. On December 30, 2013, the Bank entered into an agreement with the Iowa Finance Authority (IFA) to purchase up to $100.0 million of taxable multi-family mortgage revenue bonds. The agreement expires on June 30, 2015. As of March 31, 2015, the Bank had purchased $13.4 million of bonds under the IFA agreement. These bonds are classified as AFS in the Bank's Statements of Condition.

As previously described in “Note 9 — Allowance for Credit Losses”, the FLA is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments with a PFI credit enhancement obligation was $92.4 million and $92.2 million at March 31, 2015 and December 31, 2014.
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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Advances	$803,761	1.3	$822,027	1.3
Mortgage loans	128,359	2.0	206,957	3.2
Deposits	8,217	1.2	3,362	0.7
Capital stock	54,413	1.6	55,000	1.6

Business Concentrations

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At March 31, 2015, the Bank had the following business concentrations with stockholders (dollars in thousands):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[1]
Wells Fargo Bank, N.A.	$1,370,000	39.7	$34,000,000	$—	$23,053
Superior Guaranty Insurance Company[2]	45,452	1.3	—	1,106,842	—
Total	$1,415,452	41.0	$34,000,000	$1,106,842	$23,053

1
Represents interest income earned on advances during the three months ended March 31, 2015. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to Superior Guaranty Insurance Company.

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

1
Represents interest income earned on advances during the year ended December 31, 2014. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to Superior Guaranty Insurance Company.

2	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Note 16 — Activities with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago for its participation in the MPF program. This service fee expense is recorded in other expense. For both the three months ended March 31, 2015 and 2014, the Bank recorded $0.7 million in service fee expense to the FHLBank of Chicago.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. During the three months ended March 31, 2015, the Bank did not lend or borrow funds to or from other FHLBanks. The following table summarizes loan activity to other FHLBanks during the three months ended March 31, 2014 (dollars in thousands):

Other FHLBank	Beginning Balance	Advance	Principal Repayment	Ending Balance
2014
Topeka	$—	$10,000	$(10,000)	$—

The following table summarizes borrowing activity from other FHLBanks during the three months ended March 31, 2014 (dollars in thousands):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2014
Atlanta	$—	$70,000	$(70,000)	$—

At March 31, 2015 and 2014, none of the previous transactions were outstanding on the Bank's Statements of Condition. The interest income and expense related to these transactions were immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our MD&A and Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (SEC) on March 6, 2015 (2014 Form 10-K). Our MD&A is designed to provide information that will help the reader develop a better understanding of our financial statements, key financial statement changes from quarter to quarter, and the primary factors driving those changes. Our MD&A is organized as follows:

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

•	risks related to the other FHLBanks that could trigger our joint and several liability for debt issued by the other FHLBanks;

•	changes in the relative attractiveness of consolidated obligations due to actual or perceived changes in the FHLBanks' credit ratings as well as the U.S. Government's long-term credit rating;

•
the proposed merger with the Federal Home Loan Bank of Seattle is subject to certain closing conditions, may take longer than expected, may involve more expenses than anticipated, and may have an adverse effect on the combined Bank;

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

For additional information regarding these and other risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements, see “Item 1A. Risk Factors” in this quarterly report and in our 2014 Form 10-K. You are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made as of the date of this report. We undertake no obligation to update or revise any forward-looking statement.

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

For the three months ended March 31, 2015, we reported net income of $34.6 million compared to $37.0 million for the same period in 2014. Our net income, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was primarily driven by net interest income, other (loss) income, and other expense.

Net interest income totaled $68.5 million for the three months ended March 31, 2015 compared to $52.4 million for the same period last year. The increase was primarily due to an increase in interest income resulting from higher average advance and mortgage-backed security (MBS) volumes. Our net interest margin was 0.28 percent during the three months ended March 31, 2015 compared with 0.30 percent during the same period last year. The decline was primarily due to reduced yields on our interest-earning assets driven by the low interest rate environment and higher average volumes of advances that generate lower margins when compared to the majority of our other interest-earning assets. The decline was partially offset by lower yields paid on our interest-bearing liabilities as a result of the low interest rate environment and our increased utilization of discount notes.

Our other (loss) income totaled $(9.5) million for the three months ended March 31, 2015 compared to $3.4 million for the same period last year. The primary drivers of other (loss) income were losses on derivatives and hedging activities and gains on trading securities, as described below.

We utilize derivative instruments to manage interest rate risk, including mortgage prepayment risk. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. During the three months ended March 31, 2015, we recorded losses of $30.9 million on our derivatives and hedging activities through other (loss) income compared to losses of $23.1 million during the same period last year. These fair value changes were primarily attributable to the impact of changes in interest rates on interest rate swaps that we utilize to hedge our investment securities portfolio. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities" for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Trading securities are recorded at fair value with changes in fair value reflected through other (loss) income. During the three months ended March 31, 2015, we recorded gains on trading securities of $18.9 million compared to gains of $24.2 million during the same period in 2014. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities and were offset by changes in fair value on derivatives that we utilize to economically hedge these securities.

Other expenses totaled $20.1 million for the three months ended March 31, 2015 compared to $15.0 million for the same period last year. The increase was primarily due to an increase in compensation and benefits and professional fees due in part to the proposed merger with the Federal Home Loan Bank of Seattle (Seattle Bank).

Our total assets increased to $97.7 billion at March 31, 2015 from $95.5 billion at December 31, 2014 due primarily to an increase in investments, partially offset by a decline in advances. Investments increased $4.0 billion due primarily to the purchase of money market investments, including secured resale agreements, needed to manage our liquidity position. Advances decreased $1.6 billion due to reduced member demand and scheduled maturities. Total capital was $4.3 billion at March 31, 2015 and December 31, 2014. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

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

As a member-owned cooperative, we endeavor to operate with a low but stable adjusted net interest margin. As indicated in the tables that follow, our adjusted net interest income and adjusted net income increased during the three months ended March 31, 2015 when compared to the same period in 2014. The increase in our adjusted net interest income and adjusted net income was primarily due to an increase in interest income due to higher advance and MBS volumes. Our adjusted net interest margin declined over prior year due to reduced yields on our interest-earning assets driven by the low interest rate environment and higher average volumes of advances that generate lower margins when compared to the majority of our other interest-earning assets. The decline was partially offset by lower yields paid on our interest-bearing liabilities as a result of the low interest rate environment and our increased utilization of discount notes.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended
	March 31,
	2015	2014
GAAP net interest income before provision (reversal) for credit losses on mortgage loans	$68.5	$52.4
Exclude:
Prepayment fees on advances, net	0.5	0.2
Include items reclassified from other (loss) income:
Net interest expense on economic hedges	(5.5)	(3.5)
Adjusted net interest income	$62.5	$48.7
Adjusted net interest margin	0.25%	0.27%

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended
	March 31,
	2015	2014
GAAP net income before assessments	$38.5	$41.1
Exclude:
Prepayment fees on advances, net	0.5	0.2
Net gains on trading securities	18.9	24.2
Net gains from sale of available-for-sale securities	—	0.8
Net losses on derivatives and hedging activities	(30.9)	(23.1)
Include:
Net interest expense on economic hedges	(5.5)	(3.5)
Adjusted net income	$44.5	$35.5

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Conditions in the Financial Markets

THREE AND MONTHS ENDED MARCH 31, 2015 AND 2014 AND DECEMBER 31, 2014

Economy and Financial Markets

Economic and market data received since the Federal Open Market Committee (FOMC or Committee) meeting in January of 2015 indicates that economic activity has moderated. Conditions in the labor market have continued to show signs of improvement. Labor market conditions have improved with strong job gains and a lower unemployment rate. Household spending and business fixed investments have continued to advance while the housing sector, though improved from prior years, has remained slow and export growth has weakened. Inflation has declined further below the Committee's longer-run objective of two percent, largely reflecting declines in energy prices. Long-term inflation expectations remain stable.

In its March 18, 2015 statement, the FOMC stated it expects that, with appropriate policy accommodation, economic activity will expand at a moderate pace and labor market conditions will improve toward levels the FOMC judges consistent with its dual mandate to foster maximum employment and price stability. The FOMC sees the risks to the outlook for the economy and the labor market as nearly balanced and expects inflation to rise gradually towards its two percent objective over the medium term as the labor market improves further and the effects of lower energy prices and other factors dissipate.

Mortgage Markets

The housing market has continued to improve at a slow pace over the past year, as indicated by rising home prices, lower inventories of properties for sale, and increased housing construction activity. However, another harsh winter has somewhat dampened home buyer sentiment and other housing activities temporarily, which are expected to gain momentum in the spring. The gradual improvement in the housing market has been partly attributable to an improvement in labor markets and a decline in interest rates. The outlook for a sustainable recovery in residential sales and home prices remains promising, as consumer sentiment continues to improve and first time home buyer activity increases, accelerating the pace of recovery.

Interest Rates

The following table shows information on key market interest rates1:

	First Quarter 2015 3-Month Average	First Quarter 2014 3-Month Average	March 31, 2015 Ending Rate	December 31, 2014 Ending Rate
Federal funds	0.11%	0.07%	0.06%	0.06%
Three-month LIBOR	0.26	0.24	0.27	0.26
2-year U.S. Treasury	0.59	0.36	0.56	0.67
10-year U.S. Treasury	1.96	2.76	1.92	2.17
30-year residential mortgage note	3.73	4.37	3.69	3.83

1	Source is Bloomberg.

The Federal Reserve's key target interest rate, the Federal funds rate, maintained a range of 0.00 to 0.25 percent throughout 2014 and 2015. In its March 18, 2015 statement, the FOMC reaffirmed that the current exceptionally low target range for the Federal funds rate remains appropriate. The FOMC stated that it will assess progress towards its longer-run goals of maximum employment and a two percent inflation rate. The assessment will take into account measures of labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments. If information indicates faster progress toward the Committee's employment and inflation objectives, then increases in the target range for the Federal funds are likely to occur sooner than currently anticipated. Conversely, if information indicates slower progress toward the Committee's objectives, increases in the target range are likely to occur at a later time.

The 10-year U.S. Treasury yields and mortgage rates were lower in the first quarter of 2015 when compared to prior year. Interest rates declined during the first quarter of 2015 due to concerns about global growth and inflation. These concerns have led global interest rates lower as foreign central banks have eased monetary policy further.

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

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	First Quarter 2015 3-Month Average	First Quarter 2014 3-Month Average	March 31, 2015 Ending Rate	December 31, 2014 Ending Rate
3-month	(15.2)	(13.8)	(16.6)	(14.8)
2-year	(12.5)	(6.5)	(11.6)	(11.1)
5-year	1.2	6.9	(2.5)	1.5
10-year	37.7	44.9	38.1	39.9

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During the first quarter of 2015, most of our funding spreads relative to London Interbank Offered Rate (LIBOR) improved when compared to spreads at December 31, 2014. These improvements followed the quick resolution of the debt ceiling debate in February and continued limited competing supply of U.S. Treasury and agency debt issuance. Throughout the first quarter of 2015, we utilized consolidated obligation discount notes in addition to step-up, callable, and term fixed rate consolidated obligation bonds to capture attractive funding, match the repricing structures on advances and investments, and provide additional liquidity.

Selected Financial Data

The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Investments[1]	$27,059	$23,079	$17,948	$23,490	$20,885
Advances	63,562	65,168	64,220	51,714	44,924
Mortgage loans held for portfolio, gross	6,545	6,567	6,530	6,493	6,492
Allowance for credit losses	(1)	(5)	(6)	(7)	(7)
Total assets	97,732	95,524	98,399	82,217	72,889
Consolidated obligations
Discount notes	60,420	57,773	62,803	59,331	42,816
Bonds	32,031	32,362	30,387	18,252	25,225
Total consolidated obligations[2]	92,451	90,135	93,190	77,583	68,041
Mandatorily redeemable capital stock	24	24	8	8	8
Total liabilities	93,445	91,212	94,079	78,424	69,415
Capital stock — Class B putable	3,428	3,469	3,456	2,954	2,670
Retained earnings	729	720	712	705	697
Accumulated other comprehensive income	130	123	152	134	107
Total capital	4,287	4,312	4,320	3,793	3,474

	For the Three Months Ended
Statements of Income	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Net interest income	$68.5	$74.0	$64.0	$60.3	$52.4
Provision (reversal) for credit losses on mortgage loans	0.4	(0.7)	(1.4)	—	(0.3)
Other (loss) income[3]	(9.5)	(22.0)	(18.1)	(14.6)	3.4
Other expense[4]	20.1	18.9	17.7	15.7	15.0
Assessments	3.9	3.4	3.0	3.0	4.1
Net income	34.6	30.4	26.6	27.0	37.0

	For the Three Months Ended
Selected Financial Ratios[5]	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Net interest spread[6]	0.26%	0.29%	0.27%	0.30%	0.26%
Net interest margin[7]	0.28	0.30	0.28	0.32	0.30
Return on average equity	3.30	2.80	2.69	3.02	4.37
Return on average capital stock	4.11	3.50	3.43	3.90	5.65
Return on average assets	0.14	0.12	0.12	0.14	0.21
Average equity to average assets	4.27	4.44	4.43	4.73	4.70
Regulatory capital ratio[8]	4.28	4.41	4.24	4.46	4.63
Dividend payout ratio[9]	74.12	73.01	73.13	67.91	50.97

1
Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2
The total par value of outstanding consolidated obligations of the FHLBanks was $812.2 billion, $847.2 billion, $816.9 billion, $800.0 billion, $753.9 billion, at March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014 respectively.

3	Other (loss) income includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, and net losses on the extinguishment of debt.

4	Other expense includes, among other things, compensation and benefits, professional fees, contractual services, and gains and losses on real estate owned (REO).

5	Amounts used to calculate selected financial ratios are based on numbers in thousands. Accordingly, recalculations using numbers in millions may not produce the same results.

6	Represents yield on total interest-earning assets minus yield of total interest-bearing liabilities.

7	Represents net interest income expressed as a percentage of average interest-earning assets.

8
Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

9	Represents dividends declared and paid in the stated period expressed as a percentage of net income in the stated period.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Net Income

The following table presents comparative highlights of our net income for the three months ended March 31, 2015 and 2014 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Net interest income	$68.5	$52.4	$16.1	30.7%
Provision (reversal) for credit losses on mortgage loans	0.4	(0.3)	0.7	(233.3)
Other (loss) income	(9.5)	3.4	(12.9)	379.4
Other expense	20.1	15.0	5.1	34.0
Assessments	3.9	4.1	(0.2)	(4.9)
Net income	$34.6	$37.0	$(2.4)	(6.5)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Three Months Ended March 31,
	2015			2014
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$523	0.10%	$0.1	311	0.06%	0.1
Securities purchased under agreements to resell	7,932	0.07	1.3	7,762	0.04	0.8
Federal funds sold	3,937	0.10	1.0	2,203	0.06	0.3
Mortgage-backed securities[2,3]	12,452	1.04	32.1	8,449	1.31	27.3
Other investments[2,3,4]	3,807	1.68	15.8	2,407	2.68	15.9
Advances[3,5]	63,828	0.42	66.7	44,873	0.48	53.0
Mortgage loans[6]	6,563	3.66	59.2	6,517	3.88	62.3
Total interest-earning assets	99,042	0.72	176.2	72,522	0.89	159.7
Non-interest-earning assets	567	—	—	636	—	—
Total assets	$99,609	0.72%	$176.2	$73,158	0.89%	$159.7
Interest-bearing liabilities
Deposits	$551	0.01%	$—	622	0.01%	$—
Consolidated obligations
Discount notes	61,477	0.10	14.8	38,978	0.10	9.3
Bonds[3]	32,306	1.16	92.7	29,109	1.36	97.9
Other interest-bearing liabilities[7]	24	2.99	0.2	9	2.00	0.1
Total interest-bearing liabilities	94,358	0.46	107.7	68,718	0.63	107.3
Non-interest-bearing liabilities	999	—	—	1,002	—	—
Total liabilities	95,357	0.46	107.7	69,720	0.62	107.3
Capital	4,252	—	—	3,438	—	—
Total liabilities and capital	$99,609	0.44%	$107.7	$73,158	0.59%	$107.3
Net interest income and spread[8]		0.26%	$68.5		0.26%	$52.4
Net interest margin[9]		0.28%			0.30%
Average interest-earning assets to interest-bearing liabilities		104.96%			105.54%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4
Other investments primarily include other U.S. obligations, government-sponsored enterprise (GSE) obligations, state or local housing agency obligations, taxable municipal bonds, commercial paper, and certificates of deposit.

5	Advance interest income includes prepayment fee income of $0.5 million and $0.2 million for the three months ended March 31, 2015 and 2014.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists of mandatorily redeemable capital stock and borrowings from other FHLBanks.

8	Represents yield on total interest-earning assets minus yield on total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended
	March 31, 2015 vs. March 31, 2014
	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest income
Securities purchased under agreements to resell	$—	$0.5	$0.5
Federal funds sold	0.4	0.3	0.7
Mortgage-backed securities	11.2	(6.4)	4.8
Other investments	7.2	(7.3)	(0.1)
Advances	20.8	(7.1)	13.7
Mortgage loans	0.4	(3.5)	(3.1)
Total interest income	40.0	(23.5)	16.5
Interest expense
Consolidated obligations
Discount notes	5.5	—	5.5
Bonds	10.1	(15.3)	(5.2)
Other interest-bearing liabilities	0.1	—	0.1
Total interest expense	15.7	(15.3)	0.4
Net interest income	$24.3	$(8.2)	$16.1

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the yield on total interest-bearing liabilities. For the three months ended March 31, 2015 and 2014, our net interest spread was 0.26 percent. Our net interest spread was primarily impacted by a lower yield on total interest-earning assets, partially offset by an improved yield on total interest-bearing liabilities. The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances (including prepayment fees on advances, net) increased 26 percent during the three months ended March 31, 2015 when compared to the same period in 2014 due primarily to higher average volumes, offset in part by the low interest rate environment. Average advance volumes increased due to borrowings from a wide range of members with the most significant increase from a large depository institution member.

Investments

Interest income on investments increased 13 percent during the three months ended March 31, 2015 when compared to the same period in 2014 due primarily to higher average volumes of MBS and money market investments, partially offset by the low interest rate environment. Average MBS volumes increased due to the purchase of GSE MBS and other U.S. obligation MBS. Average money market volumes increased due primarily to the purchase of money market investments to manage our liquidity position.

Mortgage Loans

Interest income on mortgage loans decreased five percent during the three months ended March 31, 2015 when compared to the same period in 2014. The decrease was driven by the low interest rate environment.

Bonds

Interest expense on bonds decreased five percent during the three months ended March 31, 2015 when compared to the same period in 2014. The decline was driven by the low interest rate environment. In addition, during the first quarter of 2015 we swapped a greater percentage of our consolidated obligation bonds to LIBOR in order to manage our interest rate risk and more closely match our asset and liability cash flows.

Discount Notes

Interest expense on discount notes increased 60 percent during the three months ended March 31, 2015 when compared to the same period in 2014 due to higher average volumes. Discount notes were utilized to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

Provision (Reversal) for Credit Losses on Mortgage Loans

During the three months ended March 31, 2015, we recorded a provision for credit losses on our mortgage loans of $0.4 million due primarily to increased loan charge-offs as well as increased loan delinquencies and loss severity. A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. The Bank evaluates whether to record a charge-off based upon the occurrence of a confirming event. Prior to January 1, 2015, charge-offs generally were recorded at the time a mortgage loan was transferred to REO. Beginning January 1, 2015, the Bank began to also charge-off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying collateral for all collateral-dependent mortgage loans.

Other (Loss) Income

The following table summarizes the components of other (loss) income (dollars in millions):

	For the Three Months Ended
	March 31,
	2015	2014
Net gains on trading securities	$18.9	$24.2
Net gains from sale of available-for-sale securities	—	0.8
Net losses on derivatives and hedging activities	(30.9)	(23.1)
Other, net	2.5	1.5
Total other (loss) income	$(9.5)	$3.4

Other (loss) income can be volatile from period to period depending on the type of financial activity recorded. During the three months ended March 31, 2015, other (loss) income was primarily impacted by losses on derivatives and hedging activities and gains on trading securities.

We use derivatives to manage interest rate risk, including mortgage prepayment risk. During the three months ended March 31, 2015, we recorded losses of $30.9 million on our derivatives and hedging activities through other (loss) income compared to losses of $23.1 million during the same period last year. These fair value changes were primarily attributable to the impact of changes in interest rates on interest rate swaps that we utilize to hedge our investment securities portfolio. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Trading securities are recorded at fair value with changes in fair value reflected through other (loss) income. During the three months ended March 31, 2015, we recorded gains on trading securities of $18.9 million compared to gains of $24.2 million during the same period in 2014. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities and were offset by changes in fair value on derivatives that we utilize to economically hedge these securities.

Hedging Activities

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition. Accounting rules affect the timing and recognition of income and expense on derivatives and therefore we may be subject to income statement volatility.

If a hedging activity qualifies for hedge accounting treatment (fair value hedge), we include the periodic cash flow components of the derivative related to interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. We also record the amortization of fair value hedging adjustments from terminated hedges in interest income or expense or other (loss) income. Changes in the fair value of both the derivative and the hedged item are recorded as a component of other (loss) income in “Net losses on derivatives and hedging activities."

If a hedging activity does not qualify for hedge accounting treatment (economic hedge), we record the derivative's components of interest income and expense, together with the effect of changes in fair value as a component of other (loss)income in “Net losses on derivatives and hedging activities”; however, there is no fair value adjustment for the corresponding asset or liability being hedged unless changes in the fair value of the asset or liability are normally marked to fair value through earnings (i.e., trading securities and fair value option instruments).

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended March 31, 2015
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(1.5)	$—	$(0.7)	$3.9	$1.7
Net interest settlements	(40.1)	(31.5)	—	25.8	(45.8)
Total impact to net interest income	(41.6)	(31.5)	(0.7)	29.7	(44.1)
Other (loss) income:
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	0.3	(5.0)	—	0.6	(4.1)
Losses on economic hedges	—	(26.7)	(0.1)	—	(26.8)
Total net gains (losses) on derivatives and hedging activities	0.3	(31.7)	(0.1)	0.6	(30.9)
Net gains on trading securities[2]	—	18.7	—	—	18.7
Total impact to other (loss) income	0.3	(13.0)	(0.1)	0.6	(12.2)
Total net effect of hedging activities[3]	$(41.3)	$(44.5)	$(0.8)	$30.3	$(56.3)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships included in net interest income.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended March 31, 2014
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(2.1)	$—	$(0.4)	$7.7	$5.2
Net interest settlements	(40.3)	(24.7)	—	11.2	(53.8)
Total impact to net interest income	(42.4)	(24.7)	(0.4)	18.9	(48.6)
Other (loss) income:
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	0.4	(7.4)	—	0.5	(6.5)
(Losses) gains on economic hedges	(0.1)	(29.0)	—	12.5	(16.6)
Total net gains (losses) on derivatives and hedging activities	0.3	(36.4)	—	13.0	(23.1)
Net gains on trading securities[2]	—	24.2	—	—	24.2
Total impact to other (loss) income	0.3	(12.2)	—	13.0	1.1
Total net effect of hedging activities[3]	$(42.1)	$(36.9)	$(0.4)	$31.9	$(47.5)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships included in net interest income.

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

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities and the maturity, call, or prepayment of assets or liabilities previously in hedge relationships. Amortization/accretion on advances, mortgage loans, and consolidated obligation bonds during the three months ended March 31, 2015 and 2014 resulted primarily from the normal amortization of existing fair value hedging adjustments.

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

GAINS (LOSSES) ON FAIR VALUE HEDGES

Gains (losses) on fair value hedges are driven by hedge ineffectiveness. Hedge ineffectiveness occurs when changes in the fair value of the derivative and the related hedged item do not perfectly offset each other. The factors that affect hedge ineffectiveness include changes in the benchmark interest rate, volatility, and the divergence in valuation curves used to value our assets, liabilities, and derivatives.

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

The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Three Months Ended
	March 31,
	2015	2014
Losses on interest rate swaps economically hedging our investments	$(21.2)	$(23.4)
Interest settlements	(5.5)	(5.6)
Net losses on investment derivatives	(26.7)	(29.0)
Net gains on related trading securities	18.7	24.2
Net losses on economic investment hedge relationships	$(8.0)	$(4.8)

Consolidated Obligations

Derivatives used to hedge consolidated obligations in a fair value hedge relationship that fail retrospective hedge effectiveness testing are considered to be ineffective and are required to be accounted for as economic derivatives. Gains and losses on these economic derivatives are primarily due to changes in interest rates. At March 31, 2015, we did not hold any interest rate swaps in ineffective fair value hedge relationships. The following table summarizes gains and losses on these economic derivatives for the three months ended March 31, 2014 (dollars in millions):

For the Three Months Ended
March 31, 2014
Losses on interest rate swaps in ineffective fair value hedge relationships	$10.3
Interest settlements	2.2
Net losses on economic consolidated obligation hedge relationships	$12.5

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended
	March 31,
	2015	2014
Compensation and benefits	$9.8	$7.7
Contractual services	1.6	2.1
Professional Fees	2.4	0.6
Other operating expenses	3.0	2.1
Total operating expenses	16.8	12.5
Federal Housing Finance Agency	1.5	0.9
Office of Finance	1.1	1.2
Other, net	0.7	0.4
Total other expense	$20.1	$15.0

Other expenses totaled $20.1 million for the three months ended March 31, 2015 compared to $15.0 million for the same period last year. The increase was primarily due to an increase in compensation and benefits and professional fees due in part to the proposed merger with the Seattle Bank.

Statements of Condition

MARCH 31, 2015 AND DECEMBER 31, 2014

Financial Highlights

Our total assets increased to $97.7 billion at March 31, 2015 from $95.5 billion at December 31, 2014. Our total liabilities increased to $93.4 billion at March 31, 2015 from $91.2 billion at December 31, 2014. Total capital was $4.3 billion at March 31, 2015 and December 31, 2014. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	March 31, 2015	December 31, 2014
Commercial banks	$43,065	$45,037
Thrifts	1,466	1,476
Credit unions	838	927
Insurance companies	17,455	17,012
Total member advances	62,824	64,452
Housing associates	52	57
Non-member borrowers	438	443
Total par value	$63,314	$64,952

Our total advance par value decreased $1.6 billion or three percent at March 31, 2015 when compared to December 31, 2014. The decrease was due to reduced member demand and scheduled maturities.

The following table summarizes our advances by product type (dollars in millions):

	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Variable rate	$46,593	73.6	$46,717	71.9
Fixed rate	16,223	25.6	17,739	27.3
Amortizing	498	0.8	496	0.8
Total par value	63,314	100.0	64,952	100.0
Discounts	(6)		(6)
Fair value hedging adjustments	254		222
Total advances	$63,562		$65,168

Fair value hedging adjustments increased $32.2 million or 14 percent at March 31, 2015 when compared to December 31, 2014. The increase was primarily due to an increase in cumulative fair value adjustments on advances in hedge relationships resulting from changes in interest rates.

At March 31, 2015 and December 31, 2014, advances outstanding to our five largest member borrowers totaled $42.7 billion and $42.6 billion, representing 68 and 66 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at March 31, 2015 (dollars in millions):

	Amount	% of Total
Wells Fargo Bank, N.A.	$34,000	53.7
TH Insurance Holdings Company LLC	2,625	4.1
Transamerica Life Insurance Company [1]	2,350	3.7
HICA Education Loan Corporation	2,000	3.2
Principal Life Insurance Company	1,750	2.8
Total par value	$42,725	67.5

1	Excludes $400.0 million of outstanding advances with Transamerica Premier Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

We manage our credit exposure to advances through an approach that provides for an established credit limit for each borrower, ongoing reviews of each borrower's financial condition, and detailed collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our borrowers in accordance with the Federal Home Loan Bank Act of 1932 (FHLBank Act), Federal Housing Finance Agency (Finance Agency) regulations, and other applicable laws and regulations.

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of March 31, 2015 and December 31, 2014. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	March 31, 2015	December 31, 2014
Fixed rate conventional loans	$5,900	$5,916
Fixed rate government-insured loans	564	570
Total unpaid principal balance	6,464	6,486
Premiums	81	82
Discounts	(11)	(12)
Basis adjustments from mortgage loan commitments	11	11
Total mortgage loans held for portfolio	6,545	6,567
Allowance for credit losses	(1)	(5)
Total mortgage loans held for portfolio, net	$6,544	$6,562

Our mortgage loans declined slightly at March 31, 2015 when compared to December 31, 2014. The slight decrease was primarily due to principal paydowns exceeding mortgage loan purchases. Throughout the three months ended March 31, 2015, we purchased mortgage loans of $261.2 million from our participating financial institutions (PFIs) and received principal paydowns of $274.7 million.

Our allowance for credit losses declined $3.8 million or 78 percent at March 31, 2015 when compared to December 31, 2014 due to charge-offs of $4.3 million, partially offset by recoveries of $0.1 million and a provision for credit losses on our mortgage loans of $0.4 million. The provision was primarily due to increased charge-offs as well as increased loan delinquencies and loss severity. A charge-off is recorded if it is estimated the recorded investment in the loan will not be recovered. The Bank evaluates whether to record a charge-off based upon the occurrence of a confirming event. Prior to January 1, 2015, charge-offs generally were recorded at the time a mortgage loan was transferred to REO. Beginning January 1, 2015, the Bank began to also charge-off the portion of outstanding conventional mortgage loan balances in excess of the fair value of the underlying collateral for all collateral dependent mortgage loans. For additional discussion on our mortgage loan credit risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	9,170	33.9	5,091	22.1
Federal funds sold	1,580	5.8	1,860	8.1
Total short-term investments	10,751	39.7	6,952	30.2
Long-term investments[2]
Interest-bearing deposits	1	—	1	—
Mortgage-backed securities
GSE single-family	2,629	9.7	2,826	12.2
GSE multifamily	7,609	28.1	7,465	32.4
Other U.S. obligations single-family	2,211	8.2	1,979	8.6
Other U.S. obligations commercial	2	—	2	—
Private-label residential	23	0.1	25	0.1
Total mortgage-backed securities	12,474	46.1	12,297	53.3
Non-mortgage-backed securities
Other U.S. obligations	417	1.5	420	1.8
GSE obligations	2,850	10.5	2,849	12.3
State or local housing agency obligations	94	0.4	96	0.4
Other	472	1.8	464	2.0
Total non-mortgage-backed securities	3,833	14.2	3,829	16.5
Total long-term investments	16,307	60.3	16,126	69.8
Total investments	$27,059	100.0	$23,079	100.0

1	Short-term investments have original maturities of less than one year.

2	Long-term investments have original maturities of greater than one year.

Our investments increased $4.0 billion or 17 percent at March 31, 2015 when compared to December 31, 2014. The increase was primarily due to the purchase of money market investments, including secured resale agreements, needed to manage our liquidity position. In addition, we purchased certain GSE and other U.S. obligation MBS during the quarter that met our investment targets.

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

Refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at March 31, 2015. As a result of our analysis, we determined that all gross unrealized losses on our investment portfolio are temporary. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we did not consider any of these securities to be other-than-temporarily impaired at March 31, 2015.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At March 31, 2015 and December 31, 2014, the carrying value of consolidated obligations for which we are primarily liable totaled $92.4 billion and $90.1 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	March 31, 2015	December 31, 2014
Par value	$60,428	$57,781
Discounts	(8)	(8)
Total	$60,420	$57,773

Our discount notes increased $2.6 billion or five percent at March 31, 2015 when compared to December 31, 2014. The increase was primarily due to our utilization of shorter-term discount notes to fund the increase in money market investments. In addition, we continued to utilize discount notes during the first quarter of 2015 to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

For additional information on our discount notes, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

BONDS

The following table summarizes information on our bonds (dollars in millions):

	March 31, 2015	December 31, 2014
Total par value	$31,958	$32,333
Premiums	20	21
Discounts	(18)	(18)
Fair value hedging adjustments	71	26
Total bonds	$32,031	$32,362

Our bonds were relatively stable at March 31, 2015 when compared to December 31, 2014. The slight decrease was primarily due to our increased utilization of shorter-term discount notes to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity. Fair value hedging adjustments changed $44.2 million or 167 percent at March 31, 2015 when compared to December 31, 2014. The change was primarily due to an increase in cumulative fair value adjustments on bonds in hedge relationships resulting from changes in interest rates.

For additional information on our bonds, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Deposits

Deposit levels will vary based on member alternatives for short-term investments. Our deposits increased $0.2 billion or 40 percent at March 31, 2015 when compared to December 31, 2014 due primarily to a increase in interest-bearing deposits, including overnight, demand, and term deposits.

Capital

The following table summarizes information on our capital (dollars in millions):

	March 31, 2015	December 31, 2014
Capital stock	$3,428	$3,469
Retained earnings	729	720
Accumulated other comprehensive income	130	123
Total capital	$4,287	$4,312

Our capital decreased $24.7 million or one percent at March 31, 2015 when compared to December 31, 2014. The decrease was due to lower capital stock outstanding resulting from lower advance volumes, partially offset by an increase in retained earnings and accumulated other comprehensive income (AOCI). Capital stock outstanding decreased primarily due to lower activity-based capital stock held during the quarter as a result of decreased advance activity. Retained earnings increased due to net income earned in excess of dividends paid. AOCI increased due to an increase in unrealized gains on AFS securities resulting primarily from changes in interest rates and increased volumes of MBS securities. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital stock activity.

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

	March 31, 2015	December 31, 2014
Interest rate swaps
Noncallable	$35,250	$26,432
Callable by counterparty	5,496	13,247
Callable by the Bank	37	37
Total interest rate swaps	40,783	39,716
Forward settlement agreements (TBAs)	52	65
Mortgage delivery commitments	62	70
Total notional amount	$40,897	$39,851

The notional amount of our derivative contracts increased $1.0 billion or three percent at March 31, 2015 when compared to December 31, 2014. During the first quarter of 2015, we swapped a greater percentage of our consolidated obligation bonds to LIBOR in order to manage our interest rate risk and more closely match our asset and liability cash flows.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations which are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At March 31, 2015 and December 31, 2014, the total par value of outstanding consolidated obligations for which we are primarily liable was $92.4 billion and $90.1 billion. At March 31, 2015 and December 31, 2014, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $719.8 billion and $757.1 billion.

During the three months ended March 31, 2015, proceeds from the issuance of bonds and discount notes were $7.9 billion and $61.1 billion compared to $4.0 billion and $36.8 billion for the same period in 2014. We continued to issue shorter-term discount notes as well as step-up, callable, and term fixed rate consolidated obligation bonds to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of April 30, 2015, our consolidated obligations were rated AA+/A-1+ by Standard and Poor's and Aaa/P-1 by Moody's and both ratings had a stable outlook. For further discussion of how credit rating changes may impact us in the future, refer to “Item 1A. Risk Factors” in our 2014 Form 10-K.

The Office of Finance and FHLBanks have contingency plans in place which prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of April 30, 2015, no purchases had been made by the U.S. Treasury under this authorization.

Uses of Liquidity

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the three months ended March 31, 2015, payments on consolidated obligations totaled $66.8 billion compared to $41.1 billion for the same period in 2014. A portion of these payments were due to the call of certain swapped bonds in an effort to better match our projected asset cash flows. During the three months ended March 31, 2015 and 2014, we called bonds with a total par value of $7.2 billion and $1.3 billion.

During the three months ended March 31, 2015, advance disbursements totaled $17.5 billion compared to $15.2 billion for the same period in 2014. During the three months ended March 31, 2015, investment purchases (excluding overnight investments) totaled $49.3 billion compared to $57.1 billion for the same period in 2014. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements, in an effort to manage our liquidity position.

We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

Liquidity Requirements
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At March 31, 2015 and December 31, 2014 and throughout the three months ended March 31, 2015, we were in compliance with all three of the Finance Agency liquidity requirements.

In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At March 31, 2015 and December 31, 2014 and throughout the three months ended March 31, 2015, we were in compliance with this liquidity guidance.

CAPITAL

Capital Requirements

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, which includes mandatorily redeemable capital stock, and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all capital stock, including mandatorily redeemable capital stock, and retained earnings. It does not include AOCI. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At March 31, 2015 and December 31, 2014, we were in compliance with all three of the Finance Agency's regulatory capital requirements. Refer to "Item 1. Financial Statements — Note 12 — Capital" for additional information.

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

Capital stock owned by members in excess of their capital stock requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At March 31, 2015, and December 31, 2014, we had no excess capital stock outstanding.
The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	March 31, 2015	December 31, 2014
Commercial banks	$2,248	$2,313
Thrifts	105	105
Credit unions	124	122
Insurance companies	951	929
Total GAAP capital stock	3,428	3,469
Mandatorily redeemable capital stock	24	24
Total regulatory capital stock	$3,452	$3,493

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we will establish an action plan as determined by our Board of Directors to enable us to return to our targeted level of retained earnings within twelve months. At March 31, 2015, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance our capital position over time. It requires us to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At March 31, 2015 and December 31, 2014, our restricted retained earnings balance totaled $81.9 million and $75.0 million. One percent of our average balance of outstanding consolidated obligations for the three months ended December 31, 2014 was $915.7 million. For more information on our JCE Agreement, refer to "Item 1. Business — Retained Earnings" in our 2014 Form 10-K.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended
	March 31,
	2015	2014
Aggregate cash dividends paid	$25.6	$18.9
Effective combined annualized dividend rate paid on capital stock	2.94%	2.80%
Annualized dividend rate paid on membership capital stock	0.50%	0.50%
Annualized dividend rate paid on activity-based capital stock	3.50%	3.50%
Average three-month LIBOR	0.26%	0.24%

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, refer to our 2014 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2015.

Bank Developments

Potential Merger

On September 25, 2014, the Bank and the Seattle Bank executed a definitive merger agreement after receiving unanimous approval from their boards of directors. On December 19, 2014, the Finance Agency approved the merger application submitted by the banks, subject to the satisfaction of certain specified closing conditions. Following this approval, on January 12, 2015, the banks distributed a Joint Merger Disclosure Statement and voting materials to their members seeking ratification of the Merger Agreement by the members of both banks through a voting process which was completed on February 23, 2015. On February 27, 2015, the banks issued a joint press release announcing the ratification of the merger by members of both banks. The consummation of the merger will be effective only after the Finance Agency determines that the closing conditions identified in its approval letter have been satisfied and the Finance Agency determines that the combined bank's organizational certificate complies with the requirements of the Finance Agency's merger rules. Assuming the Finance Agency makes these determinations, the merger is expected to be effective on May 31, 2015. Material details of the Merger Agreement and the Joint Merger Disclosure Statement are included in the banks’ related Form 8-K filings with the SEC.

We believe the merger would combine two complementary organizations with similar cultures, membership characteristics, and solid financial positions. The combined bank would remain a member-owned and member-centric cooperative, focused on helping its members strengthen their institutions to better serve their customers and communities. It would provide funding solutions for more than 1,500 member financial institutions in 13 states and the U.S. Pacific territories. The combined bank would be headquartered in Des Moines.

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

MARKET RISK

We define market risk as the risk that MVCS or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during the three months ended March 31, 2015 and 2014. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets and liabilities, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements.

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

We monitor and manage to the MVCS policy limits to ensure the stability of the Bank's value. As of March 31, 2015, the policy limits for MVCS are 2.2 percent, 5 percent, and 12 percent declines from the base case in the up and down 50, 100, and 200 basis point parallel interest rate shift scenarios and 2.5 percent, 5.5 percent, and 13 percent declines from the base case in the up and down 50, 100, and 200 basis point non-parallel interest rate shift scenarios. Any breach of policy limits requires an immediate action to bring the exposure back within policy limits, as well as a report to the Board of Directors.

During the first quarter of 2008, due to the low interest rate environment, our Board of Directors suspended indefinitely the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario. In October 2012, our Board of Directors amended the suspension by approving a rule for compliance to the down 200 basis point scenario that reinstates/suspends the associated policy limit when the 10-year swap rate increases above/drops below the 2.50 percent and remains so for five consecutive days. At March 31, 2015 and December 31, 2014, the 10-year swap rate was below 2.50 percent and therefore the associated policy limit was suspended.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at March 31, 2015 and December 31, 2014:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March	$120.3	$122.3	$123.7	$124.2	$124.5	$123.7	$120.5
December	$118.3	$121.3	$123.1	$123.8	$124.0	$123.2	$120.2

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March	(3.2)%	(1.6)%	(0.4)%	—%	0.2%	(0.4)%	(3.0)%
December	(4.4)%	(2.0)%	(0.6)%	—%	0.2%	(0.4)%	(2.9)%

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at March 31, 2015 and December 31, 2014:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March	$122.1	$123.1	$123.7	$124.2	$124.9	$125.0	$123.3
December	$121.8	$122.9	$123.5	$123.8	$124.1	$123.8	$121.4

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March	(1.7)%	(0.9)%	(0.4)%	—%	0.6%	0.7%	(0.7)%
December	(1.6)%	(0.7)%	(0.2)%	—%	0.3%	—%	(1.9)%

The increase in our base case MVCS at March 31, 2015 when compared to December 31, 2014 was primarily attributable to the following factors:

•
Option-adjusted spread: The spread between mortgage interest rates and LIBOR, adjusted for the mortgage prepayment option, decreased at March 31, 2015 when compared to December 31, 2014. This had a positive impact on MVCS as it increased the value of mortgage-related assets.

•
Adjusted net income earned, net of dividend. During the first quarter of 2015, our adjusted net income earned, net of dividend, increased our market value of equity, thereby increasing MVCS. For additional information on our adjusted net income measure, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings."

The increase in our base case MVCS at March 31, 2015 was partially offset by increased interest rate volatility during the first quarter of 2015. As interest rate volatility increased, the value of the prepayment option to homeowners embedded in the mortgage-related assets increased, thereby decreasing the value of mortgage assets and hence decreasing MVCS.

Projected Income Sensitivity

We monitor projected 24-month income sensitivity to limit short-term earnings volatility of the Bank. The projected 24-month income simulation policy limit is based on forward interest rates and business assumptions. The income sensitivity policy limit specifies a floor on our projected earned dividend for each shock scenario. Our earned dividend is computed as an annualized ratio of projected net income to average projected capital stock over the projection horizon. We were in compliance with the projected 24-month income simulation policy limit at March 31, 2015 and December 31, 2014.

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

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at March 31, 2015 and December 31, 2014:

Economic Value of Capital Stock (dollars per share)
March	$127.3
December	$126.6

The increase in our EVCS at March 31, 2015 when compared to December 31, 2014 was primarily attributable to the following factors:

•
Decreased remaining life of higher coupon debt. Our consolidated obligation bonds at coupons higher than current market levels moved closer to maturity during the first quarter of 2015. This decreased the present value of the bonds, thereby increasing EVCS. This factor has been in existence each quarter, but it has a relatively large impact this quarter compared to other factors due to the minimal change in EVCS.

•
Decreased shares of activity-based capital stock. During the first quarter of 2015, our advance activity with members decreased, and therefore our activity-based capital stock balances decreased. As we redeemed this activity-based capital stock at par, which is below our current EVCS level, our EVCS was positively impacted.

•
Decreased funding costs relative to the LIBOR swap curve. Our funding costs relative to the LIBOR swap curve decreased at March 31, 2015 when compared to December 31, 2014. This had a positive impact on EVCS mainly through its impact on the value of mortgage-related assets and their associated funding.

The increase in our base case EVCS at March 31, 2015 was partially offset by dividends paid, as these payments reduced the value of our capital, thereby decreasing EVCS.

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

At March 31, 2015 and December 31, 2014, borrowers pledged $223.7 billion and $178.1 billion of collateral (net of applicable discounts) to support activity with us, including advances. At March 31, 2015 and December 31, 2014, our advance balances were $63.6 billion and $65.2 billion. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on our credit products as of March 31, 2015 and December 31, 2014. Accordingly, we have not recorded any allowance for credit losses on our credit products.

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

The following table presents the unpaid principal balance of our MPF portfolio by product type (dollars in millions):

Product Type	March 31, 2015	December 31, 2014
Original MPF	$870	$867
MPF 100	26	28
MPF 125	3,928	3,879
MPF Plus	1,076	1,142
MPF Government	564	570
Total unpaid principal balance	$6,464	$6,486

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

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage portfolio. During the three months ended March 31, 2015, we recorded a provision for credit losses on our mortgage loans of $0.4 million due primarily to increased loan charge-offs well as increased loan delinquencies and loss severity. A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. The Bank evaluates whether to record a charge-off based upon the occurrence of a confirming event. Prior to January 1, 2015, charge-offs generally were recorded at the time a mortgage loan was transferred to REO. Beginning January 1, 2015, the Bank began to also charge-off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying collateral for all collateral-dependent mortgage loans. Refer to “Item 1. Financial Statements — Note 9 — Allowance for Credit Losses” for additional information on our allowance for credit losses.

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans (dollars in millions):

	For the Three Months Ended
	March 31,
	2015	2014
Balance, beginning of period	$4.9	$8.0
Charge-offs	(4.3)	(0.3)
Recoveries	0.1	—
Reversal for credit losses on mortgage loans	0.4	(0.3)
Balance, end of period	$1.1	$7.4

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, as of March 31, 2015.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from one to 15 percent based on the counterparty's credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of two to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. At March 31, 2015, we were in compliance with the regulatory limits established for unsecured credit.

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

We generally limit unsecured credit exposure to the following overnight investment types:

•	Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions.

•	Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.

At March 31, 2015, our unsecured investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at March 31, 2015 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating [1]
Domicile of Counterparty	A	BBB	Total
Domestic	$70	$65	$135
U.S. branches and agency offices of foreign commercial banks
Canada	300	—	300
Germany	300	—	300
Netherlands	300	—	300
Norway	300	—	300
United Kingdom	245	—	245
Total U.S. branches and agency offices of foreign commercial banks	1,445	—	1,445
Total unsecured investment exposure	$1,515	$65	$1,580

1	Represents the lowest credit rating available for each investment based on an NRSRO.

INVESTMENT RATINGS

The following table summarizes the carrying value of our investments by credit rating at March 31, 2015 (dollars in millions):

	March 31, 2015
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$2
Securities purchased under agreements to resell	5,800	150	250	2,970	—	9,170
Federal funds sold	—	—	1,515	65	—	1,580
Investment securities:
Mortgage-backed securities
GSE single-family	—	2,629	—	—	—	2,629
GSE mutlifamily	—	7,609	—	—	—	7,609
Other U.S. obligations single-family	—	2,211	—	—	—	2,211
Other U.S. obligations commercial	—	1	—	—	—	1
Private-label residential	—	—	8	13	3	24
Total mortgage-backed securities	—	12,450	8	13	3	12,474
Non-mortgage-backed securities
Other U.S. obligations	—	417	—	—	—	417
GSE obligations	—	2,849	—	—	—	2,849
State or local housing agency obligations	22	73	—	—	—	95
Other	366	106	—	—	—	472
Total non-mortgage-backed securities	388	3,445	—	—	—	3,833
Total investments[3]	$6,188	$16,047	$1,773	$3,048	$3	$27,059

1	Represents the lowest credit rating available for each investment based on an NRSRO.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	At March 31, 2015, 6 percent of our total investments were unsecured.

The following table summarizes the carrying value of our investments by credit rating at December 31, 2014 (dollars in millions):

	December 31, 2014
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$—	$2
Securities purchased under agreements to resell	2,536	300	—	—	—	2,255	5,091
Federal funds sold	—	—	1,620	240	—	—	1,860
Investment securities:
Mortgage-backed securities
GSE single-family	—	2,826	—	—	—	—	2,826
GSE mutlifamily	—	7,465	—	—	—	—	7,465
Other U.S. obligations single-family	—	1,979	—	—	—	—	1,979
Other U.S. obligations commercial	—	2	—	—	—	—	2
Private-label residential	—	—	8	14	3	—	25
Total mortgage-backed securities	—	12,272	8	14	3	—	12,297
Non-mortgage-backed securities
Other U.S. obligations	—	420	—	—	—	—	420
GSE obligations	—	2,849	—	—	—	—	2,849
State or local housing agency obligations	35	61	—	—	—	—	96
Other	359	105	—	—	—	—	464
Total non-mortgage-backed securities	394	3,435	—	—	—	—	3,829
Total investments[3]	$2,930	$16,009	$1,628	$254	$3	$2,255	$23,079

1	Represents the lowest credit rating available for each investment based on an NRSRO.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	At December 31, 2014, eight percent of our total investments were unsecured.

Our total investments increased at March 31, 2015 when compared to December 31, 2014. The increase was primarily due to the purchase of money market investments, including secured resale agreements, in an effort to manage our liquidity position. In addition, we purchased certain GSE and other U.S. obligation MBS during the quarter that met our investment targets.

At March 31, 2015 and December 31, 2014, we did not consider any of our investments to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment.”

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

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or those we determine to be investment quality at the time of purchase. We perform ongoing analysis on these investments to determine potential credit issues. At March 31, 2015 and December 31, 2014, we owned $12.5 billion and $12.3 billion of MBS, of which approximately 99.8 percent were guaranteed by the U.S. Government or issued by GSEs and 0.2 percent were private-label MBS at each period end.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS (dollars in millions):

March 31, 2015
Credit rating:
A	$8
BBB	13
BB	3
Total unpaid principal balance	$24

Amortized cost	$24
Gross unrealized gains	—
Gross unrealized losses	(1)
Fair value	$23

Weighted average percentage of fair value to unpaid principal balance	98.3%
Original weighted average FICO® score	725
Original weighted average credit support[1]	3.9%
Weighted average credit support[2]	12.2%
Weighted average collateral delinquency rate[3]	6.8%

1	Based on the credit support at the time of issuance and is calculated using the current unpaid principal balance of the individual securities.

2	Based on the credit support as of March 31, 2015 and is calculated using the current unpaid principal balance of the individual securities.

3	Represents the percentage of underlying loans that are 60 days or more past due.

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

The following tables show our derivative counterparty credit exposure (dollars in millions):

	March 31, 2015
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
A	$175	$1	$—	$1
Liability positions with credit exposure
Bilateral derivatives
A	3,043	(45)	45	—
BBB	2,011	(30)	30	—
Cleared derivatives[2]	26,098	(224)	308	84
Total derivative positions with credit exposure to non-member counterparties	31,327	(298)	383	85
Member institutions[3,4]	50	—	—	—
Total	31,377	$(298)	$383	$85
Derivative positions without credit exposure	9,520
Total notional	$40,897

	December 31, 2014
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
A	$949	$2	$—	$2
Cleared derivatives[2,3]	4	—	—	—
Liability positions with credit exposure
Bilateral derivatives
BBB	5,460	(41)	42	1
Cleared derivatives[2]	17,160	(158)	235	77
Total derivative positions with credit exposure to non-member counterparties	23,573	(197)	277	80
Member institutions[3,4]	55	—	—	—
Total	23,628	$(197)	$277	$80
Derivative positions without credit exposure	16,223
Total notional	$39,851

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Represents derivative transactions cleared with Clearinghouses, which are not rated.

3	Net credit exposure is less than $1.0 million.

4	Represents mortgage delivery commitments with our member institutions.

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

BUSINESS RISK

We define business risk as the risk of an adverse impact on our financial condition or profitability resulting from external factors that may occur in both the short- and long-term. Business risk includes political, strategic, reputation, regulatory, and/or environmental factors, many of which are beyond our control. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our cost of doing business or other aspects of our business. We control business risk through strategic and annual business planning and monitoring of our external environment. For additional information on some of the more important risks we face, refer to "Item 1A. Risk Factors" in our 2014 Form 10-K.

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

Internal Control Over Financial Reporting

During the first quarter of 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently aware of any pending or threatened legal proceedings against us, other than ordinary routine litigation incidental to our business, that could have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2014 Form 10-K. There have been no material changes to our risk factors during the three months ended March 31, 2015.

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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	May 8, 2015

By:	/s/ Richard S. Swanson
Richard S. Swanson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ardis E. Kelley
Ardis E. Kelley Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)