Form 10-Q
period 2015-06-30
Federal Home Loan Bank of Des Moines
filed 2015-08-10
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2015
Class B Stock, par value $100	40,082,267

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in thousands, except capital stock par value)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$482,886	$495,197
Interest-bearing deposits	1,978	1,942
Securities purchased under agreements to resell	7,650,000	5,091,000
Federal funds sold	3,000,000	1,860,000
Investment securities
Trading securities (Note 4)	3,063,125	2,530,490
Available-for-sale securities (Note 5)	22,227,516	12,383,792
Held-to-maturity securities (fair value of $6,874,031 and $1,299,048) (Note 6)	6,811,226	1,211,460
Total investment securities	32,101,867	16,125,742
Advances (includes $66,570 and $0 at fair value under the fair value option) (Note 8)	68,181,304	65,168,274
Mortgage loans held for portfolio, net
Mortgage loans held for portfolio (Note 9)	7,029,731	6,567,369
Allowance for credit losses on mortgage loans (Note 10)	(1,096)	(4,900)
Total mortgage loans held for portfolio, net	7,028,635	6,562,469
Accrued interest receivable	129,843	84,440
Premises, software, and equipment, net	21,266	18,794
Derivative assets, net (Note 11)	113,537	80,112
Other assets	46,386	35,975
TOTAL ASSETS	$118,757,702	$95,523,945
LIABILITIES
Deposits
Interest-bearing	$939,319	$417,348
Non-interest-bearing	95,500	95,210
Total deposits	1,034,819	512,558
Consolidated obligations (Note 12)
Discount notes (includes $5,248,971 and $0 at fair value under the fair value option)	70,227,257	57,772,890
Bonds (includes $1,976,325 and $0 at fair value under the fair value option)	41,974,286	32,362,110
Total consolidated obligations	112,201,543	90,135,000
Mandatorily redeemable capital stock (Note 13)	118,748	24,367
Accrued interest payable	126,782	89,509
Affordable Housing Program payable	60,029	41,232
Derivative liabilities, net (Note 11)	125,317	76,632
Other liabilities	106,061	332,499
TOTAL LIABILITIES	113,773,299	91,211,797
Commitments and contingencies (Note 15)
CAPITAL (Note 13)
Capital stock - Class B putable ($100 par value); 38,847 and 34,685 issued and outstanding shares	3,884,687	3,468,503
Additional capital from merger	246,462	—
Retained earnings
Unrestricted	639,526	645,434
Restricted	86,117	74,989
Total retained earnings	725,643	720,423
Accumulated other comprehensive income	127,611	123,222
TOTAL CAPITAL	4,984,403	4,312,148
TOTAL LIABILITIES AND CAPITAL	$118,757,702	$95,523,945

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
INTEREST INCOME
Advances	$63,081	$54,001	$129,257	$106,863
Prepayment fees on advances, net	8,533	3,218	9,040	3,384
Interest-bearing deposits	133	64	258	109
Securities purchased under agreements to resell	1,345	832	2,655	1,617
Federal funds sold	1,268	490	2,287	796
Trading securities	9,026	8,241	17,644	16,483
Available-for-sale securities	36,183	24,516	67,297	47,259
Held-to-maturity securities	12,549	11,392	20,647	23,639
Mortgage loans held for portfolio	60,382	61,280	119,580	123,583
Total interest income	192,500	164,034	368,665	323,733
INTEREST EXPENSE
Consolidated obligations - Discount notes	14,876	10,103	29,700	19,391
Consolidated obligations - Bonds	97,458	93,549	190,125	191,495
Deposits	39	20	54	42
Borrowings from other FHLBanks	1	1	1	1
Mandatorily redeemable capital stock	453	46	632	91
Total interest expense	112,827	103,719	220,512	211,020
NET INTEREST INCOME	79,673	60,315	148,153	112,713
Provision (reversal) for credit losses on mortgage loans	483	—	898	(334)
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	79,190	60,315	147,255	113,047
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(27,089)	22,331	(8,226)	46,534
Net gains (losses) from sale of available-for-sale securities	—	—	—	826
Net gains (losses) from sale of held-to-maturity securities	—	2,483	—	2,483
Net gains (losses) on financial instruments held at fair value	(390)	—	(390)	2
Net gains (losses) on derivatives and hedging activities	29,381	(38,876)	(1,530)	(61,960)
Net gains (losses) on extinguishment of debt	—	(2,736)	—	(2,736)
Net gains (losses) on disposal of fixed assets	(2,400)	(420)	(2,400)	(431)
Other, net	685	2,549	3,272	4,075
Total other income (loss)	187	(14,669)	(9,274)	(11,207)
OTHER EXPENSE
Compensation and benefits	11,878	7,920	21,500	15,604
Contractual services	3,079	1,779	4,624	3,859
Professional fees	1,243	1,030	1,905	1,677
Merger related expenses	33,130	—	35,352	—
Other operating expenses	3,208	2,434	5,933	4,570
Federal Housing Finance Agency	1,563	719	3,100	1,657
Office of Finance	1,258	553	2,386	1,761
Other, net	595	1,215	1,286	1,584
Total other expense	55,954	15,650	76,086	30,712
NET INCOME BEFORE ASSESSMENTS	23,423	29,996	61,895	71,128
Affordable Housing Program assessments	2,388	3,004	6,253	7,122
NET INCOME	$21,035	$26,992	$55,642	$64,006

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$21,035	$26,992	$55,642	$64,006
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities
Unrealized gains (losses)	(2,831)	26,509	4,005	47,659
Reclassification of realized net gains included in net income	—	—	—	(826)
Total net unrealized gains (losses) on available-for-sale securities	(2,831)	26,509	4,005	46,833
Pension and postretirement benefits	192	45	384	89
Total other comprehensive income (loss)	(2,639)	26,554	4,389	46,922
TOTAL COMPREHENSIVE INCOME (LOSS)	$18,396	$53,546	$60,031	$110,928

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in thousands)
(Unaudited)

	Capital Stock Class A (putable)		Capital Stock Class B (putable)		Total Capital Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value
BALANCE, DECEMBER 31, 2013	—	$—	26,916	$2,691,568	26,916	$2,691,568
Proceeds from issuance of capital stock	—	—	10,232	1,023,207	10,232	1,023,207
Repurchases/redemptions of capital stock	—	—	(7,575)	(757,460)	(7,575)	(757,460)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	(37)	(3,740)	(37)	(3,740)
Comprehensive income (loss)	—	—	—	—	—	—
Cash dividends on capital stock	—	—	—	—	—	—
BALANCE, JUNE 30, 2014	—	$—	29,536	$2,953,575	29,536	$2,953,575

BALANCE, DECEMBER 31, 2014	—	$—	34,685	$3,468,503	34,685	$3,468,503
Proceeds from issuance of capital stock	—	—	12,545	1,254,504	12,545	1,254,504
Capital stock issued from merger	313	31,340	8,631	863,055	8,944	894,395
Repurchases/redemptions of capital stock	(313)	(31,340)	(17,905)	(1,790,454)	(18,218)	(1,821,794)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	891	89,079	891	89,079
Additional capital from merger	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	—	—	—
Cash dividends on capital stock	—	—	—	—	—	—
BALANCE, JUNE 30, 2015	—	$—	38,847	$3,884,687	38,847	$3,884,687

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL (continued from previous page)
(dollars and shares in thousands)
(Unaudited)

	Additional Capital from Merger	Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
		Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2013	$—	$627,473	$50,782	$678,255	$87,044	$3,456,867
Proceeds from issuance of capital stock	—	—	—	—	—	1,023,207
Repurchases/redemptions of capital stock	—	—	—	—	—	(757,460)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—	(3,740)
Comprehensive income (loss)	—	51,205	12,801	64,006	46,922	110,928
Cash dividends on capital stock	—	(37,197)	—	(37,197)	—	(37,197)
BALANCE, JUNE 30, 2014	$—	$641,481	$63,583	$705,064	$133,966	$3,792,605

BALANCE, DECEMBER 31, 2014	$—	$645,434	$74,989	$720,423	$123,222	$4,312,148
Proceeds from issuance of capital stock	—	—	—	—	—	1,254,504
Capital stock issued from merger	—	—	—	—	—	894,395
Repurchases/redemptions of capital stock	—	—	—	—	—	(1,821,794)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—	89,079
Additional capital from merger	246,462	—	—	—	—	246,462
Comprehensive income (loss)	—	44,514	11,128	55,642	4,389	60,031
Cash dividends on capital stock	—	(50,422)	—	(50,422)	—	(50,422)
BALANCE, JUNE 30, 2015	$246,462	$639,526	$86,117	$725,643	$127,611	$4,984,403

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$55,642	$64,006
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	17,469	6,931
Net (gains) losses on trading securities	8,226	(46,534)
Net (gains) losses from sale of available-for-sale securities	—	(826)
Net (gains) losses from sale of held-to-maturity securities	—	(2,483)
Net (gains) losses on financial instruments held at fair value	390	(2)
Net change in derivatives and hedging activities	(20,423)	44,342
Net (gains) losses on extinguishment of debt	—	2,736
Other adjustments	1,716	(2,242)
Net change in:
Accrued interest receivable	(5,329)	(2,635)
Other assets	1,829	1,614
Accrued interest payable	(1,639)	(1,468)
Other liabilities	9,663	1,508
Total adjustments	11,902	941
Net cash provided by (used in) operating activities	67,544	64,947
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	114,512	(86,669)
Securities purchased under agreements to resell	(2,559,000)	(1,125,000)
Federal funds sold	(1,140,000)	(430,000)
Premises, software, and equipment	(3,295)	(2,372)
Cash transferred for merger	2,341,201	—
Trading securities
Proceeds from maturities of long-term	11,912	11,783
Available-for-sale securities
Proceeds from sales and maturities of long-term	725,007	735,847
Purchases of long-term	(1,079,884)	(2,728,473)
Held-to-maturity securities
Proceeds from sales and maturities of long-term	319,659	279,400
Purchases of long-term	(88,805)	—
Advances
Principal collected	52,387,981	36,152,659
Originated	(46,258,582)	(42,233,923)
Mortgage loans held for portfolio
Principal collected	603,315	404,720
Originated or purchased	(468,097)	(342,852)
Proceeds from sales of foreclosed assets	6,170	10,073
Net cash provided by (used in) investing activities	4,912,094	(9,354,807)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
FINANCING ACTIVITIES
Net change in deposits	151,447	(285,155)
Net payments on derivative contracts with financing elements	(4,190)	(4,001)
Net proceeds from issuance of consolidated obligations
Discount notes	123,099,839	91,384,917
Bonds	9,867,555	5,781,396
Payments for maturing and retiring consolidated obligations
Discount notes	(123,096,954)	(70,191,934)
Bonds	(13,850,567)	(17,759,485)
Proceeds from issuance of capital stock	1,254,504	1,023,207
Payments for repurchases/redemptions of capital stock	(1,821,794)	(757,460)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(541,367)	(3,885)
Cash dividends paid	(50,422)	(37,197)
Net cash provided by (used in) financing activities	(4,991,949)	9,150,403
Net increase (decrease) in cash and due from banks	(12,311)	(139,457)
Cash and due from banks at beginning of the period	495,197	448,278
Cash and due from banks at end of the period	$482,886	$308,821

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$496,377	$414,443
Affordable Housing Program payments	4,584	3,976
Non-Cash Transactions:
Capitalized interest on reverse mortgage securities	7,374	660
Mortgage loan charge-offs	4,916	466
Transfers of mortgage loans to real estate owned	4,433	5,707
Capital stock issued from merger	894,395	—
Assets acquired (liabilities assumed) from merger:
Interest-bearing deposits	202	—
Trading securities	550,473	—
Available-for-sale securities	9,825,223	—
Held-to-maturity securities	5,829,043	—
Advances	9,190,741	—
Mortgage loans held for portfolio	614,829	—
Accrued interest receivable	47,570	—
Premises, software, and equipment	3,239	—
Derivative assets	39,777	—
Other assets	22,412	—
Deposits	(370,814)	—
Consolidated obligation discount notes	(12,448,960)	—
Consolidated obligation bonds	(13,613,400)	—
Mandatorily redeemable capital stock	(724,827)	—
Accrued interest payable	(38,198)	—
Affordable Housing Program payable	(17,128)	—
Derivative liabilities	(74,110)	—
Other liabilities	(36,415)	—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Background Information

The Federal Home Loan Bank of Des Moines (the Bank or the Des Moines Bank) is a federally chartered corporation organized on October 31, 1932, that is exempt from all federal, state, and local taxation (except real property taxes) and is one of 11 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act). With the passage of the Housing and Economic Recovery Act of 2008 (Housing Act), the Federal Housing Finance Agency (Finance Agency) was established and became the new independent federal regulator of Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, Enterprises), as well as the FHLBanks and FHLBanks' Office of Finance, effective July 30, 2008. The Finance Agency's mission is to ensure that the Enterprises and FHLBanks operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment. The Finance Agency establishes policies and regulations governing the operations of the Enterprises and FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.

The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by enhancing the availability of funds for residential mortgages and targeted community development. The Bank provides a readily available, low cost source of funds to its member institutions and eligible housing associates. Commercial banks, thrifts, credit unions, insurance companies, and community development financial institutions (CDFIs) may apply for membership. State and local housing associates that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not permitted to hold capital stock.

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

Merger

On June 1, 2015, the Bank announced the successful completion of the merger with the Federal Home Loan Bank of Seattle (Seattle Bank), (the Merger), pursuant to the definitive merger agreement (Merger Agreement) dated September 25, 2014. The Merger closed on May 31, 2015 and the two Banks were operational as one Bank, the Federal Home Loan Bank of Des Moines (the combined Bank), on June 1, 2015.
The combined Bank remains a member-owned and member-centric cooperative, focused on helping its members strengthen their institutions to better serve their customers and communities. It now provides funding solutions and liquidity to nearly 1,500 member financial institutions in Alaska, Hawaii, Idaho, Iowa, Minnesota, Missouri, Montana, North Dakota, Oregon, South Dakota, Utah, Washington, Wyoming, and the U.S. Pacific territories of American Samoa, Guam, and the Commonwealth of the Northern Mariana Islands. The headquarters remain in Des Moines with a western regional office in Seattle. For additional discussion on the Merger, refer to "Note 2 — Merger".

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

The operations of the merged Seattle Bank have been included in the Bank's financial statements since June 1, 2015. The Merger had a significant impact on all aspects of the Bank's financial condition, results of operations, and cash flows. As a result, financial results for the current period are not directly comparable to financial results prior to the Merger. For additional information on the Merger, refer to "Note 2 — Merger".

Reclassifications

Certain amounts in the Bank's 2014 financial statements and footnotes have been reclassified to conform to the presentation for the three and six months ended June 30, 2015.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank's significant accounting policies during the six months ended June 30, 2015. However, as a result of the Merger, the Bank revised its allowance for credit losses accounting policy to incorporate the credit loss protection on conventional mortgage loans acquired under the Mortgage Purchase Program (MPP). For additional information on changes to the Bank's allowance for credit losses accounting policy, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates”. In addition, the Bank established a significant accounting policy on business combinations.

Business Combinations

The Bank applies the acquisition method of accounting for business combinations of mutual entities. Under the acquisition method, the Bank recognizes the identifiable assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed, is recorded as goodwill.

Consideration transferred includes (i) equity interests of the Bank (i.e. par value of capital stock exchanged on a one-for-one basis for Seattle capital stock outstanding) and (ii) member interests in the Bank (i.e. the post-merger interest of Seattle members in the Bank, including a proportionate interest in the liquidation value of the Bank). Consideration transferred is recognized by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion being reflected in a new capital account captioned as “Additional capital from merger.” Acquisition-related costs are expensed as incurred.

Descriptions of all other significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in the 2014 Form 10-K.

Note 2 — Merger

Effective May 31, 2015, the Bank and the Seattle Bank, two mutual entities for accounting purposes, completed the previously announced merger pursuant to the Merger Agreement, dated September 25, 2014. Similar to the Bank, the Seattle Bank, a cooperative owned by its members, was one of the 12 district Federal Home Loan Banks and served the public by enhancing the availability of funds for residential mortgages and targeted community development. The Bank believes the Merger combines two complementary organizations with similar cultures, membership characteristics, and solid financial positions. At closing, the Seattle Bank merged with and into the Des Moines Bank, with the Des Moines Bank surviving the Merger as the continuing bank. The first date of operations for the combined Bank was June 1, 2015.

As part of the Merger, on the effective date of the Merger (merger date), each share of Seattle Bank Class A stock outstanding was converted into one share of Des Moines Bank Class A stock and each share of Seattle Bank Class B stock outstanding was converted into one share of Des Moines Bank Class B stock. Immediately following the Merger, all shares of Des Moines Bank Class A stock and excess shares of Class B stock were repurchased and Des Moines Class B stock was issued as needed to meet the Bank's activity and membership stock requirements in accordance with the combined Bank's Capital Plan. No shares of Seattle Bank capital stock remained outstanding. The Merger did not have an impact on the total capital stock held by Des Moines Bank stockholders.

At the time of the Merger, the corporate existence of the Seattle Bank ceased, and each member of the Seattle Bank automatically ceased to be a member of the Seattle Bank and automatically became a member of the Des Moines Bank. In addition, the geographical territory previously included in the district for the Seattle Bank (Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, Wyoming, and the U.S. Pacific territories of American Samoa, Guam, and the Commonwealth of the Northern Mariana Islands) is now included in the district for the Des Moines Bank.

The operations of the merged Seattle Bank have been included in the Bank's financial statements since June 1, 2015. However, the Seattle Bank is not a separate reporting segment and the Bank does not separately account for the amounts of revenues, expenses, and net income of the Seattle Bank. To do so would involve significant estimates of amounts, distinct segregation of operational and business practices inconsistent with the benefits of the Merger, and would require management to subjectively distinguish information about specific assets and liabilities transacted. As such, it is impracticable to determine such amounts for the period from June 1, 2015 through June 30, 2015.

Pro Forma Financial Information

The following unaudited pro forma summary has been prepared by adjusting the Bank's historical data to give effect to the Merger as if it had occurred on January 1, 2014 (dollars in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Interest income	$463,883	$443,140
Net income	$59,634	$60,698

The unaudited pro forma financial information was prepared in accordance with the acquisition method of accounting for mutual entities under existing standards and is not necessarily indicative of the results of operations that would have occurred if the Merger had been completed on the date indicated, nor is it indicative of the future operating results of the Bank.

The unaudited pro forma results have been adjusted with respect to certain aspects of the Merger to reflect:

•	additional premium/discount amortization as well as depreciation expense that would have been recognized assuming fair value adjustments to the assets acquired and liabilities assumed;

•	inclusion of merger related expenses incurred by the Bank totaling $37.0 million in the pro forma six months ended June 30, 2014; and

•higher (lower) Affordable Housing Program assessments due to higher (lower) combined net income.

The above pro forma adjustments do not reflect the impact of anticipated future cost savings resulting from the Merger. The adjustments included in these unaudited pro forma results are preliminary and may be revised.

Consideration Transferred and Assets Acquired and Liabilities Assumed

The Merger purchase accounting entries were recorded in accordance with business combination accounting guidance prescribed in Accounting Standard Codification Topic 805 with the Bank considered the acquirer of the Seattle Bank for accounting purposes. Consideration transferred included (i) equity interests of the Bank (i.e. par value of capital stock to be exchanged on a one-for-one basis for Seattle capital stock outstanding) and (ii) member interests in the Bank (i.e. the post-merger interest of Seattle members in the Bank, including a proportionate interest in the liquidation value of the Bank). The amount of consideration transferred was compared to the acquisition date fair value of the net identifiable assets acquired. Based on the consideration transferred, no goodwill was recorded.

The Bank recognized net assets acquired by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a new capital account captioned as “Additional capital from merger.” This balance primarily represents the amount of the Seattle Bank's closing retained earnings balance, adjusted for fair value and other purchase accounting adjustments, and identified intangible assets. The Bank treats this additional capital from merger as a component of total capital for regulatory capital purposes and, subject to the Bank's Board of Directors' discretion and applicable regulatory requirements, plans to distribute dividends to the Bank’s members from this account until the additional capital from merger balance is depleted.

The following table discloses the fair value of the consideration transferred and the total identifiable net assets acquired relating to the Merger (dollars in thousands):

May 31, 2015
Fair value of consideration transferred:
Fair value of shares issued	$894,395
Member interests	246,462
Total fair value of consideration transferred	$1,140,857

Assets acquired:
Cash and due from banks	$141
Interest-bearing deposits	202
Accounts receivable[1]	2,341,059
Trading securities	550,473
Available-for-sale securities	9,825,223
Held-to-maturity securities	5,829,043
Advances	9,190,741
Mortgage loans held for portfolio	614,829
Accrued interest receivable	47,570
Premises, software, and equipment	3,239
Derivative assets	39,777
Other assets	22,412
Total assets acquired	$28,464,709

Liabilities assumed:
Deposits	$370,814
Consolidated obligation discount notes	12,448,960
Consolidated obligation bonds	13,613,400
Mandatorily redeemable capital stock	724,827
Accrued interest payable	38,198
Affordable Housing Program payable	17,128
Derivative liabilities	74,110
Other liabilities	36,415
Total liabilities assumed	27,323,852
Net assets acquired	$1,140,857

1
In anticipation of the closing of the Merger, on Friday, May 29, 2015, the Seattle Bank transferred $2.3 billion in cash to the Bank. The transfer was made to ensure the Bank had access to the Seattle Bank's cash balances on the first day of operations for the combined Bank, Monday, June 1, 2015. The Bank recorded a liability for this cash and the Seattle Bank recorded a receivable for this cash in their respective Statements of Condition for May 31, 2015. These balances were eliminated to arrive at the combined opening Statement of Condition.

The fair value of financial assets acquired included $9.2 billion of advances and $0.6 billion of mortgage loans. The gross contractual amounts receivable for acquired advances were $9.5 billion, none of which were expected to be uncollectible. The gross contractual amounts receivable for acquired mortgage loans were $0.7 billion, of which an immaterial amount was expected to be uncollectible.

Intangibles

On the merger date, the Bank recognized a customer relationship intangible asset through "Other assets" in the Statements of Condition and determined that amortization would be calculated on a straight-line basis using an estimated life of 20 years (with no residual value). The Bank will assess the customer relationship intangible asset for impairment on at least an annual basis. As of June 30, 2015, this intangible asset had a gross carrying value of $3.0 million and accumulated amortization of $12 thousand. Going forward, the Bank expects to recognize $148 thousand of amortization expense on an annual basis for the life of the intangible asset.

Merger Related Expenses

The following table provides a summary of merger related expenses incurred during the three and six months ended June 30, 2015 (dollars in thousands):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2015	June 30, 2015
Compensation and benefits
Change in control and severance agreements	$15,981	$15,981
Retention	334	334
Pension and postretirement benefits[1]	10,200	10,200
Other compensation and benefit merger related expenses	386	550
Transaction and integration
Contractual services	478	552
Professional fees	4,349	6,116
Lease termination	1,000	1,000
Other merger related expenses	402	619
Total	$33,130	$35,352

1 Represents a discretionary contribution made to bring the Seattle qualified defined benefit pension plan to a similar funding status as the Des Moines qualified defined benefit pension plan.

Contingencies
As a result of the Merger, the Bank is currently involved in a number of legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairment of certain private-label MBS (the Private-Label MBS Litigation). Although the Seattle Bank sold all private-label MBS during the first quarter of 2015, the Bank continues to be involved in these proceedings. After consultation with legal counsel, other than the Private-Label MBS Litigation, the Bank does not believe any legal proceedings to which it is a party could have a material impact on its financial condition, results of operations, or cash flows. The Bank records an accrual for loss contingency when it is probable that a loss has been incurred and the amount can be reasonably estimated.

Note 3 — Recently Adopted and Issued Accounting Guidance

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

•	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

•	Changing consolidation conclusions for entities in several industries that typically make use of limited partnerships or VIEs.

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

Revenue from Contracts with Customers

On May 28, 2014, the FASB issued guidance on revenue from contracts with customers. This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In addition, this guidance amends the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer. This guidance applies to all contracts with customers except those that are within the scope of certain other standards, such as financial instruments, certain guarantees, insurance contracts, or lease contracts. This guidance was originally written to become effective for the interim and annual reporting periods beginning after December 15, 2016, with no early application permitted. However, the FASB issued additional guidance which makes the changes effective for the interim and annual reporting periods beginning after December 15, 2017. The guidance provides entities with the option of using the following two methods upon adoption: a full retrospective method, retrospectively to each prior reporting period presented; or a transition method, retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. The Bank is in the process of evaluating this guidance and its effect on the Bank's financial condition, results of operations, or cash flows is not expected to be material.

Note 4 — Trading Securities

Major Security Types

Trading securities were as follows (dollars in thousands):

	June 30, 2015	December 31, 2014
Non-mortgage-backed securities
Other U.S. obligations[1]	$248,464	$256,267
GSE obligations	2,080,172	1,531,811
Other[2]	275,160	280,215
Total non-mortgage-backed securities	2,603,796	2,068,293
Mortgage-backed securities
GSE multifamily	459,329	462,197
Total fair value	$3,063,125	$2,530,490

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

During the three and six months ended June 30, 2015, the Bank recorded net holding losses of $27.1 million and $8.2 million on its trading securities compared to net holding gains of $22.3 million and $46.5 million for the same periods in 2014. The Bank did not sell any trading securities during the three and six months ended June 30, 2015 and 2014.

Note 5 — Available-for-Sale Securities

Major Security Types

Available-for-sale (AFS) securities were as follows (dollars in thousands):

	June 30, 2015
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$4,202,560	$18,369	$(1,646)	$4,219,283
GSE obligations	2,369,442	24,078	(1,487)	2,392,033
State or local housing agency obligations	1,070,816	844	(696)	1,070,964
Other[3]	290,070	7,289	(5)	297,354
Total non-mortgage-backed securities	7,932,888	50,580	(3,834)	7,979,634
Mortgage-backed securities
Other U.S. obligations single-family[2]	2,398,937	7,798	(346)	2,406,389
GSE single-family	1,787,189	16,225	(97)	1,803,317
GSE multifamily	9,977,866	70,846	(10,536)	10,038,176
Total mortgage-backed securities	14,163,992	94,869	(10,979)	14,247,882
Total	$22,096,880	$145,449	$(14,813)	$22,227,516

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	Consists of taxable municipal bonds and Private Export Funding Corporation bonds.

AFS securities were as follows (dollars in thousands):

	December 31, 2014
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$158,864	$4,761	$(56)	$163,569
GSE obligations	993,681	22,682	(4,055)	1,012,308
State or local housing agency obligations	36,320	176	(148)	36,348
Other[3]	176,277	7,425	—	183,702
Total non-mortgage-backed securities	1,365,142	35,044	(4,259)	1,395,927
Mortgage-backed securities
Other U.S. obligations single-family[2]	1,979,226	340	(3,875)	1,975,691
GSE single-family	1,991,471	17,586	(150)	2,008,907
GSE multifamily	6,921,322	85,334	(3,389)	7,003,267
Total mortgage-backed securities	10,892,019	103,260	(7,414)	10,987,865
Total	$12,257,161	$138,304	$(11,673)	$12,383,792

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	Consists of taxable municipal bonds.

Unrealized Losses

The following table summarizes AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations	$2,362,972	$(1,646)	$—	$—	$2,362,972	$(1,646)
GSE obligations	1,148,557	(1,487)	—	—	1,148,557	(1,487)
State or local housing agency obligations	40,342	(445)	6,103	(251)	46,445	(696)
Other	20,378	(5)	—	—	20,378	(5)
Total non-mortgage-backed securities	3,572,249	(3,583)	6,103	(251)	3,578,352	(3,834)
Mortgage-backed securities
Other U.S. obligations single-family	223,745	(346)	—	—	223,745	(346)
GSE single-family	106	(6)	93,329	(91)	93,435	(97)
GSE multifamily	3,542,905	(9,526)	224,369	(1,010)	3,767,274	(10,536)
Total mortgage-backed securities	3,766,756	(9,878)	317,698	(1,101)	4,084,454	(10,979)
Total	$7,339,005	$(13,461)	$323,801	$(1,352)	$7,662,806	$(14,813)

The following table summarizes AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

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

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	June 30, 2015		December 31, 2014
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$152,687	$153,328	$66,673	$66,904
Due after one year through five years	1,404,466	1,423,764	898,464	915,574
Due after five years through ten years	3,975,235	3,990,895	247,821	255,333
Due after ten years	2,400,500	2,411,647	152,184	158,116
Total non-mortgage-backed securities	7,932,888	7,979,634	1,365,142	1,395,927
Mortgage-backed securities	14,163,992	14,247,882	10,892,019	10,987,865
Total	$22,096,880	$22,227,516	$12,257,161	$12,383,792

Net Gains (Losses) from Sale of AFS Securities

During the three and six months ended June 30, 2015, and the three months ended June 30, 2014, the Bank did not sell any AFS securities. During the six months ended June 30, 2014, the Bank received $97.2 million in proceeds from the sale of an AFS security and recognized a gross gain of $0.8 million.

Note 6 — Held-to-Maturity Securities

Major Security Types

Held-to-maturity (HTM) securities were as follows (dollars in thousands):

	June 30, 2015
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$403,082	$57,916	$(2,430)	$458,568
State or local housing agency obligations	989,990	6,831	(366)	996,455
Total non-mortgage-backed securities	1,393,072	64,747	(2,796)	1,455,023
Mortgage-backed securities
Other U.S. obligations single-family[2]	63,055	35	—	63,090
Other U.S. obligations commercial[2]	7,065	—	(3)	7,062
GSE single-family	5,325,241	10,758	(9,354)	5,326,645
Private-label residential	22,793	92	(674)	22,211
Total mortgage-backed securities	5,418,154	10,885	(10,031)	5,419,008
Total	$6,811,226	$75,632	$(12,827)	$6,874,031

	December 31, 2014
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$305,126	$69,730	$—	$374,856
State or local housing agency obligations	59,963	6,042	—	66,005
Total non-mortgage-backed securities	365,089	75,772	—	440,861
Mortgage-backed securities
Other U.S. obligations single-family[2]	3,247	11	—	3,258
Other U.S. obligations commercial[2]	1,415	—	(1)	1,414
GSE single-family	816,793	12,302	(31)	829,064
Private-label residential	24,916	58	(523)	24,451
Total mortgage-backed securities	846,371	12,371	(555)	858,187
Total	$1,211,460	$88,143	$(555)	$1,299,048

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

Unrealized Losses

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands)

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
GSE obligations	$96,423	$(2,430)	$—	$—	$96,423	$(2,430)
State or local housing agency obligations	82,698	(366)	—	—	82,698	(366)
Total non-mortgage-backed securities	179,121	(2,796)	—	—	179,121	(2,796)
Mortgage-backed securities
Other U.S. obligations commercial	6,174	(2)	498	(1)	6,672	(3)
GSE single-family	1,853,208	(9,305)	34,659	(49)	1,887,867	(9,354)
Private-label residential	—	—	14,566	(674)	14,566	(674)
Total mortgage-backed securities	1,859,382	(9,307)	49,723	(724)	1,909,105	(10,031)
Total	$2,038,503	$(12,103)	$49,723	$(724)	$2,088,226	$(12,827)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
Other U.S. obligations commercial	$—	$—	$248	$(1)	$248	$(1)
GSE single-family	1,436	(4)	38,607	(27)	40,043	(31)
Private-label residential	—	—	16,243	(523)	16,243	(523)
Total mortgage-backed securities	$1,436	$(4)	$55,098	$(551)	$56,534	$(555)

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	June 30, 2015		December 31, 2014
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$16,520	$16,522	$—	$—
Due after one year through five years	138,164	138,180	—	—
Due after five years through ten years	141,263	141,384	—	—
Due after ten years	1,097,125	1,158,937	365,089	440,861
Total non-mortgage-backed securities	1,393,072	1,455,023	365,089	440,861
Mortgage-backed securities	5,418,154	5,419,008	846,371	858,187
Total	$6,811,226	$6,874,031	$1,211,460	$1,299,048

Net Gains (Losses) from Sale of HTM Securities

During both the three and six months ended June 30, 2015, the Bank did not sell any HTM securities. During both the three and six months ended June 30, 2014, the Bank sold an HTM security with a carrying amount of $20.0 million and recognized a gross gain of $2.5 million. The HTM security sold had less than 15 percent of the acquired principal outstanding at the time of sale. As such, the sale was considered a maturity for purpose of security classification and did not impact the Bank's ability and intent to hold the remaining HTM securities through their stated maturities.

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

The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of two percent to an increase of eight percent over the twelve month period beginning April 1, 2015. For the vast majority of markets, the projected short-term housing price changes range from two percent to an increase of five percent. Thereafter, a unique path is projected for each geographical area based on an internally developed framework derived from historical data.

The Bank compared the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At June 30, 2015, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at June 30, 2015.

All Other AFS and HTM Investment Securities

On a quarterly basis, the Bank reviews all remaining AFS and HTM securities in an unrealized loss position to determine whether they are other-than temporarily impaired. The following was determined for the Bank's other investment securities in an unrealized loss position at June 30, 2015:

•
Other U.S. obligations and GSE securities. The unrealized losses were due primarily to interest rate volatility. The strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at June 30, 2015.

•
State or local housing agency obligations. The unrealized losses were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at June 30, 2015.

•
Other - PEFCO Bond. The unrealized loss was due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the bond. The Bank does not intend to sell this security nor is it more likely than not that it will be required to sell this security before recovery of the amortized cost basis. As such, the Bank did not consider this security to be other-than-temporarily impaired at June 30, 2015. Additionally, the strength of the issuer’s guarantee by an agency of the U.S. Government or a trust consisting of pledged collateral, which may include guaranteed importer notes, securities guaranteed by the full faith and credit of the U.S. Government, or cash, is sufficient to protect the Bank from loss based on current expectations.

Note 8 — Advances

Contractual Maturity

The following table summarizes the Bank's advances outstanding by contractual maturity (dollars in thousands):

	June 30, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$493	3.29	$66	3.28
Due in one year or less	14,064,225	0.65	7,997,497	0.66
Due after one year through two years	6,044,246	1.48	4,028,617	1.45
Due after two years through three years	5,235,971	2.33	4,437,280	1.68
Due after three years through four years	20,230,055	0.44	20,706,329	0.56
Due after four years through five years	14,395,365	0.45	21,447,326	0.33
Thereafter	7,872,608	1.26	6,335,093	0.98
Total par value	67,842,963	0.82	64,952,208	0.67
Premiums	161,946		137
Discounts	(10,485)		(6,388)
Fair value hedging adjustments	186,785		222,317
Fair value option adjustments	95		—
Total	$68,181,304		$65,168,274

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). If the call option is exercised, replacement funding may be available. At June 30, 2015 and December 31, 2014, the Bank had callable advances outstanding totaling $37.6 billion and $44.6 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise dates, and the borrower may then apply for a new advance at the prevailing market rate. Generally, put options are exercised when interest rates increase. At June 30, 2015 and December 31, 2014, the Bank had putable advances outstanding totaling $2.9 billion and $2.1 billion.

Prepayment Fees

The Bank generally charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of fair value hedging adjustments in the Statements of Income.

The following table summarizes the Bank's prepayment fees on advances, net (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Prepayment fee income	$13,697	$16,836	$13,962	$17,167
Fair value hedging adjustments[1]	(5,164)	(13,618)	(4,922)	(13,783)
Prepayment fees on advances, net	$8,533	$3,218	$9,040	$3,384

1	Represents the amortization/accretion of fair value hedging adjustments on closed advance hedge relationships resulting from advance prepayments.

For information related to the Bank's credit risk exposure on advances, refer to "Note 10 — Allowance for Credit Losses."

Note 9 — Mortgage Loans Held for Portfolio

The Bank participates in the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago). This program involves investment by the Bank in single-family mortgage loans held for portfolio that are either purchased from participating financial institutions (PFIs) or funded by the Bank through PFIs. MPF loans may also be acquired through participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank's MPF PFIs generally originate, service, and credit enhance mortgage loans that are sold to the Bank. MPF PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the MPF PFI to a designated mortgage service provider.

Effective May 31, 2015, as a part of the Merger, the Bank acquired mortgage loans previously purchased by the Seattle Bank under the MPP. This program involved investment by the Seattle Bank in single-family mortgage loans that were purchased directly from MPP PFIs. Similar to the MPF program, MPP PFIs generally originated, serviced, and credit enhanced the mortgage loans sold to the Seattle Bank. In 2005, the Seattle Bank ceased entering into new MPP master commitment contracts and therefore all MPP loans acquired by the Bank were originated prior to 2006. The Bank does not currently purchase mortgage loans under this program. For additional information on the Merger, refer to "Note 2 — Merger".

The following tables present information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	June 30, 2015
	MPF	MPP	Total
Fixed rate, long-term single-family mortgage loans	$4,980,194	$565,333	$5,545,527
Fixed rate, medium-term[1] single-family mortgage loans	1,368,237	18,780	1,387,017
Total unpaid principal balance	6,348,431	584,113	6,932,544
Premiums	79,316	20,272	99,588
Discounts	(10,609)	(1,851)	(12,460)
Basis adjustments from mortgage loan commitments	10,059	—	10,059
Total mortgage loans held for portfolio	$6,427,197	$602,534	$7,029,731

	December 31, 2014
	MPF	MPP	Total
Fixed rate, long-term single-family mortgage loans	$5,024,393	$—	$5,024,393
Fixed rate, medium-term[1] single-family mortgage loans	1,462,014	—	1,462,014
Total unpaid principal balance	6,486,407	—	6,486,407
Premiums	82,206	—	82,206
Discounts	(12,191)	—	(12,191)
Basis adjustments from mortgage loan commitments	10,947	—	10,947
Total mortgage loans held for portfolio	$6,567,369	$—	$6,567,369

1	Medium-term is defined as a term of 15 years or less.

The following tables present the Bank's mortgage loans held for portfolio by collateral or guarantee type (dollars in thousands):

	June 30, 2015
	MPF	MPP	Total
Conventional mortgage loans	$5,785,880	$528,179	$6,314,059
Government-insured mortgage loans	562,551	55,934	618,485
Total unpaid principal balance	$6,348,431	$584,113	$6,932,544

	December 31, 2014
	MPF	MPP	Total
Conventional mortgage loans	$5,916,651	$—	$5,916,651
Government-insured mortgage loans	569,756	—	569,756
Total unpaid principal balance	$6,486,407	$—	$6,486,407

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

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At June 30, 2015 and December 31, 2014, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At June 30, 2015 and December 31, 2014, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings (TDRs) related to credit products during the six months ended June 30, 2015 and 2014.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of June 30, 2015 and December 31, 2014. Accordingly, the Bank has not recorded any allowance for credit losses for its credit products.

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at June 30, 2015 and December 31, 2014. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Conventional Mortgage Loans

The Bank's management of credit risk in the MPF program and MPP involves several layers of legal loss protection that are defined in agreements among the Bank and its participating PFIs.

MPF Loans

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

•	First Loss Account (FLA). The FLA is a memorandum account used to track the Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation.

•
Credit Enhancement Obligation of PFI. PFIs have a credit enhancement obligation at the time a mortgage loan is purchased to absorb certain losses in excess of the FLA in order to limit the Bank's loss exposure to that of an investor in an MBS that is rated the equivalent of AA by a nationally recognized statistical rating organization (NRSRO). PFIs pledge collateral to secure this obligation. For absorbing losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based.

MPP Loans

Effective May 31, 2015, as a part of the Merger with the Seattle Bank, the Bank acquired mortgage loans previously purchased by the Seattle Bank under the MPP. For the Bank's conventional MPP loans, the loss protection consists of the following loss layers, in order of priority:

•	Homeowner Equity.

•
Primary Mortgage Insurance. At the time of origination, PMI is required on all loans with homeowner equity of less than 20 percent of the original purchase price or appraised value, whichever is less and as applicable to the specific loan.

•
Lender Risk Account (LRA). The LRA is a lender-specific account originally funded by the Seattle Bank in an amount approximately sufficient to cover expected losses on the pool of mortgages either up front as a portion of the purchase proceeds or through a portion of the net interest remitted monthly by the member. To the extent available, LRA funds are used to offset any losses that occur. Typically, after five years, excess funds over required balances are distributed to the member in accordance with a step-down schedule that is established upon execution of a master commitment contract.

Allowance Methodology

The Bank utilizes an allowance for credit losses to reserve for estimated losses in its conventional MPF mortgage loan portfolio at the balance sheet date. The measurement of the Bank's MPF allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, (iii) estimating additional credit losses in the conventional mortgage loan portfolio, (iv) considering the recapture of performance-based credit enhancement fees from the PFI, if available, and (v) considering the credit enhancement obligation of the PFI, if estimated losses exceed the FLA.

The Bank established an allowance for credit losses to reserve for estimated losses in its conventional MPP mortgage loan portfolio at the balance sheet date. The establishment of the Bank's MPP allowance for credit losses was determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, (iii) estimating additional credit losses in the conventional mortgage loan portfolio, and (iv) considering the LRA if estimated losses exceed the losses not paid by homeowner equity or PMI.

Collectively Evaluated Conventional Mortgage Loans. The Bank collectively evaluates the majority of its conventional MPF and MPP mortgage loan portfolios for impairment and estimates an allowance for credit losses based upon factors that include, but are not limited to, (i) loan delinquencies, (ii) loans migrating to collateral-dependent status, (iii) actual historical loss severities, and (iv) certain quantifiable economic factors, such as unemployment rates and home prices. The Bank utilizes a roll-rate methodology when estimating its allowance for credit losses. This methodology projects loans migrating to collateral-dependent status based on historical average rates of delinquency. The Bank then applies a loss severity factor to calculate an estimate of credit losses.

Individually Identified Conventional Mortgage Loans. The Bank individually evaluates certain MPF and MPP conventional mortgage loans, including TDRs and collateral-dependent loans, for impairment. The Bank's TDRs include loans granted under its temporary loan modification plan and loans discharged under Chapter 7 bankruptcy that have not been reaffirmed by the borrower. The Bank generally measures impairment of TDRs based on the present value of expected future cash flows discounted at the loan's effective interest rate. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. The Bank's collateral-dependent loans include loans in process of foreclosure, loans 180 days or more past due, and bankruptcy loans and TDRs 60 days or more past due. The Bank measures impairment of collateral-dependent loans based on the estimated fair value of the underlying collateral, which is determined using property values, less selling costs and expected proceeds from PMI.

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

Estimating Additional Credit Loss in the MPF and MPP Conventional Mortgage Loan Portfolios. The Bank may make adjustments for certain limitations in its estimation of credit losses. These adjustments recognize the imprecise nature of an estimate and represents a subjective management judgment that is intended to cover losses resulting from other factors that may not be captured in the methodology previously described at the balance sheet date.

MPF Performance-Based Credit Enhancement Fees. When reserving for estimated credit losses, the Bank may take into consideration performance-based credit enhancement fees available for recapture from the PFIs. Performance-based credit enhancement fees available for recapture, if any, consist of accrued performance-based credit enhancement fees to be paid to the PFIs and projected performance-based credit enhancement fees to be paid to the PFIs over the next 12 months, less any losses incurred that are in the process of recapture.

Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not. At June 30, 2015 and December 31, 2014, the Bank determined that the amount of performance-based credit enhancement fees available for recapture from the PFIs at the master commitment level was immaterial. As such, it did not factor credit enhancement fees into its estimate of the allowance for credit losses.

MPF PFI Credit Enhancement Obligation. When reserving for estimated credit losses, the Bank may take into consideration the PFI credit enhancement obligation, which is intended to absorb losses in excess of the FLA. At June 30, 2015 and December 31, 2014, the Bank determined that the amount of credit enhancement obligation available to offset losses was immaterial. As such, it did not factor credit enhancement obligation into its estimate of the allowance for credit losses.

MPP Lender Risk Account. The LRA was established by the Seattle Bank for each MPP master commitment to cover losses not anticipated to be paid by homeowner's equity or PMI. At June 30, 2015, the Bank determined the amount of LRA to be immaterial. As such, it did not factor LRA into its estimate of the allowance for loan losses.

Allowance for Credit Losses on Conventional Mortgage Loans

The following table presents a rollforward of the allowance for credit losses on the Bank's conventional mortgage loan portfolio (dollars in thousands):

	MPF	MPP	Total
Balance, March 31, 2015	$1,100	$—	$1,100
Charge-offs	(572)	(1)	(573)
Recoveries	86	—	86
Provision (reversal) for credit losses	288	195	483
Balance, June 30, 2015	$902	$194	$1,096

Balance, March 31, 2014	$7,400	$—	$7,400
Charge-offs	(200)	—	(200)
Provision (reversal) for credit losses	—	—	—
Balance, June 30, 2014	$7,200	$—	$7,200

Balance, December 31, 2014	$4,900	$—	$4,900
Charge-offs	(4,915)	(1)	(4,916)
Recoveries	214	—	214
Provision (reversal) for credit losses	703	195	898
Balance, June 30, 2015	$902	$194	$1,096

Balance, December 31, 2013	$8,000	$—	$8,000
Charge-offs	(466)	—	(466)
Provision (reversal) for credit losses	(334)	—	(334)
Balance, June 30, 2014	$7,200	$—	$7,200

The following table summarizes the allowance for credit losses and recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in thousands):

	MPF	MPP	Total
Allowance for credit losses, June 30, 2015
Collectively evaluated for impairment	$902	$194	$1,096
Individually evaluated for impairment	—	—	—
Total allowance for credit losses	$902	$194	$1,096

Allowance for credit losses, December 31, 2014
Collectively evaluated for impairment	$1,500	$—	$1,500
Individually evaluated for impairment	3,400	—	3,400
Total allowance for credit losses	$4,900	$—	$4,900

Recorded investment, June 30, 2015[1]
Collectively evaluated for impairment	$5,839,892	$511,346	$6,351,238
Individually evaluated for impairment, with or without a related allowance	42,902	34,167	77,069
Total recorded investment	$5,882,794	$545,513	$6,428,307

Recorded investment, December 31, 2014[1]
Collectively evaluated for impairment	$5,966,025	$—	$5,966,025
Individually evaluated for impairment, with or without a related allowance	50,151	—	50,151
Total recorded investment	$6,016,176	$—	$6,016,176

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

Credit Quality Indicators

Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollars in thousands):

	June 30, 2015
	MPF		MPP
	Conventional	Government	Conventional	Government	Total
Past due 30 - 59 days	$60,125	$1,522	$13,893	$5,493	$81,033
Past due 60 - 89 days	17,477	753	6,910	1,874	27,014
Past due 90 - 179 days	12,730	908	3,961	1,167	18,766
Past due 180 days or more	32,752	4,063	19,049	3,630	59,494
Total past due mortgage loans	123,084	7,246	43,813	12,164	186,307
Total current mortgage loans	5,759,710	570,800	501,700	47,304	6,879,514
Total recorded investment of mortgage loans[1]	$5,882,794	$578,046	$545,513	$59,468	$7,065,821

In process of foreclosure (included above)[2]	$23,495	$1,936	$10,382	$—	$35,813
Serious delinquency rate[3]	0.8%	0.9%	4.2%	8.1%	1.1%
Past due 90 days or more and still accruing interest[4]	$—	$4,971	$—	$4,797	$9,768
Non-accrual mortgage loans[5]	$49,615	$—	$36,128	$—	$85,743

	December 31, 2014
	MPF		MPP
	Conventional	Government	Conventional	Government	Total
Past due 30 - 59 days	$70,646	$20,279	$—	$—	$90,925
Past due 60 - 89 days	22,000	7,036	—	—	29,036
Past due 90 - 179 days	16,355	4,644	—	—	20,999
Past due 180 days or more	38,157	6,155	—	—	44,312
Total past due mortgage loans	147,158	38,114	—	—	185,272
Total current mortgage loans	5,869,018	547,686	—	—	6,416,704
Total recorded investment of mortgage loans[1]	$6,016,176	$585,800	$—	$—	$6,601,976

In process of foreclosure (included above)[2]	$26,715	$4,111	$—	$—	$30,826
Serious delinquency rate[3]	0.9%	1.8%	—%	—%	1.0%
Past due 90 days or more and still accruing interest[4]	$—	$10,799	$—	$—	$10,799
Non-accrual mortgage loans[5]	$58,832	$—	$—	$—	$58,832

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

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

Individually Evaluated Impaired Loans

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

The following table summarizes the recorded investment and related allowance of the Bank's individually evaluated impaired loans (dollars in thousands):

	June 30, 2015		December 31, 2014
	Recorded Investment	Related Allowance[1]	Recorded Investment	Related Allowance
Impaired loans with an allowance
Conventional MPF Loans	$—	$—	$19,342	$3,400
Conventional MPP Loans	—	—	—	—
Impaired loans without an allowance
Conventional MPF Loans	42,902	—	30,809	—
Conventional MPP Loans	34,167	—	—	—
Total
Conventional MPF Loans	$42,902	$—	$50,151	$3,400
Conventional MPP Loans	$34,167	$—	$—	$—

1
Beginning January 1, 2015, the Bank began to charge-off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying collateral for all collateral-dependent mortgage loans. As such, those loans no longer have an associated allowance.

The Bank did not recognize any interest income on impaired loans during the three and six months ended June 30, 2015 and 2014.

The following table summarizes the average recorded investment of the Bank's individually evaluated impaired loans (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Impaired loans with an allowance
Conventional MPF Loans	$—	$23,186	$—	$21,258
Conventional MPP Loans	—	—	—	—
Impaired loans without an allowance
Conventional MPF Loans	44,187	33,179	46,526	26,118
Conventional MPP Loans	11,389	—	5,695	—
Total
Conventional MPF Loans	$44,187	$56,365	$46,526	$47,376
Conventional MPP Loans	$11,389	$—	$5,695	$—

Real Estate Owned

At June 30, 2015 and December 31, 2014, the Bank had $9.7 million and $8.9 million of REO recorded as a component of "Other assets" in the Statements of Condition.

Term Securities Purchased Under Agreements to Resell

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at June 30, 2015 and December 31, 2014.

Off-Balance Sheet Credit Exposures

At June 30, 2015 and December 31, 2014, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank's off-balance sheet credit exposures, see "Note 15 — Commitments and Contingencies."

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

•	mitigate the adverse earnings effects of the shortening or extension of certain assets and liabilities;

•	manage embedded options in assets and liabilities; and

•	reduce funding costs by combining a derivative with a consolidated obligation, as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation.

Application of Derivatives

Derivative instruments are accounted for by the Bank in two ways:

•	as a fair value hedge of an associated financial instrument or firm commitment for those items qualifying under applicable accounting guidance; or

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

The following table summarizes the Bank's notional amount and the fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in thousands):

	June 30, 2015			December 31, 2014
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value)
Interest rate swaps	$48,974,057	$172,130	$601,294	$38,703,467	$84,362	$459,437
Derivatives not designated as hedging instruments (economic)
Interest rate swaps	9,647,965	33,489	60,427	1,012,577	11,714	51,260
Interest rate swaption	200,000	19	—	—	—	—
Forward settlement agreements (TBAs)	53,500	102	49	65,000	1	322
Mortgage delivery commitments	58,793	55	164	70,106	245	7
Total derivatives not designated as hedging instruments	9,960,258	33,665	60,640	1,147,683	11,960	51,589
Total derivatives before netting and collateral adjustments	$58,934,315	205,795	661,934	$39,851,150	96,322	511,026
Netting adjustments and cash collateral[1]		(92,258)	(536,617)		(16,210)	(434,394)
Total derivative assets and derivative liabilities		$113,537	$125,317		$80,112	$76,632

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. Cash collateral posted by the Bank (including accrued interest) was $444.4 million and $418.2 million at June 30, 2015 and December 31, 2014. At June 30, 2015 and December 31, 2014, the Bank had not received any cash collateral from clearing agents and/or counterparties.

The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented in the Statements of Income (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Derivatives designated as hedging instruments (fair value)
Interest rate swaps	$4,967	$(12,244)	$841	$(18,705)
Derivatives not designated as hedging instruments (economic)
Interest rate swaps	29,586	(20,783)	8,370	(33,870)
Interest rate swaption	(89)	—	(89)	—
Forward settlement agreements (TBAs)	736	(2,390)	(119)	(2,920)
Mortgage delivery commitments	(734)	2,258	63	2,745
Net interest settlements	(5,085)	(5,717)	(10,596)	(9,210)
Total net gains (losses) related to derivatives not designated as hedging instruments	24,414	(26,632)	(2,371)	(43,255)
Net gains (losses) on derivatives and hedging activities	$29,381	$(38,876)	$(1,530)	$(61,960)

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, the net fair value hedge ineffectiveness, and the effect of those derivatives on the Bank's net interest income (dollars in thousands):

	For the Three Months Ended June 30, 2015
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$188,690	$(186,715)	$1,975	$(36,418)
Advances	65,927	(64,691)	1,236	(45,784)
Consolidated obligation bonds	(51,635)	53,391	1,756	30,756
Total	$202,982	$(198,015)	$4,967	$(51,446)

	For the Three Months Ended June 30, 2014
Hedged Item Type	Gains (losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(102,336)	$89,222	$(13,114)	$(28,660)
Advances	(11,973)	12,387	414	(40,578)
Consolidated obligation bonds	33,039	(32,583)	456	15,673
Total	$(81,270)	$69,026	$(12,244)	$(53,565)

	For the Six Months Ended June 30, 2015
Hedged Item Type	Gains (losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$80,147	$(83,166)	$(3,019)	$(67,913)
Advances	32,551	(31,019)	1,532	(85,924)
Consolidated obligation bonds	(2,932)	5,260	2,328	56,512
Total	$109,766	$(108,925)	$841	$(97,325)

	For the Six Months Ended June 30, 2014
Hedged Item Type	Gains (Losses) on Derivatives	Gains (losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(190,269)	$169,803	$(20,466)	$(53,373)
Advances	1,227	(380)	847	(80,872)
Consolidated obligation bonds	48,167	(47,253)	914	26,924
Total	$(140,875)	$122,170	$(18,705)	$(107,321)

1 Represents the net interest settlements on derivatives in fair value hedge relationships that are included in the interest income or interest expense line item of the respective hedged item type. Excludes the amortization of the financing element of off-market derivatives that is included in the interest income or interest expense line item of the respective hedged item type. This amortization totaled $2.9 million for both the three and six months ended June 30, 2015. In 2014, the Bank did not record any amortization for off-market derivatives.

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

A majority of the Bank's bilateral derivative contracts contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at June 30, 2015 was $281.1 million, for which the Bank posted collateral of $157.0 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $98.3 million of collateral to its bilateral derivative counterparties at June 30, 2015.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents, based on credit considerations, at June 30, 2015.

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

	June 30, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Bilateral derivatives	$156,522	$437,362	$59,574	$316,472
Cleared derivatives	49,218	224,408	36,503	194,547
Total gross recognized amount	205,740	661,770	96,077	511,019
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(155,185)	(312,209)	(56,327)	(239,847)
Cleared derivatives	62,927	(224,408)	40,117	(194,547)
Total gross amounts of netting adjustments and cash collateral	(92,258)	(536,617)	(16,210)	(434,394)
Net amounts after netting adjustments and cash collateral
Bilateral derivatives	1,337	125,153	3,247	76,625
Cleared derivatives	112,145	—	76,620	—
Total net amounts after netting adjustments and cash collateral	113,482	125,153	79,867	76,625
Bilateral derivatives instruments not meeting netting requirements[1]	55	164	245	7
Total derivative assets and derivative liabilities
Bilateral derivatives	1,392	125,317	3,492	76,632
Cleared derivatives	112,145	—	76,620	—
Total derivative assets and total derivative liabilities	$113,537	$125,317	$80,112	$76,632

1	Represents mortgage delivery commitments that are not subject to an enforceable netting agreement.

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At June 30, 2015 and December 31, 2014, the total par value of outstanding consolidated obligations of the FHLBanks was $852.8 billion and $847.2 billion.

Discount Notes

The following table summarizes the Bank's discount notes (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$70,235,635	0.09	$57,781,155	0.09
Discounts	(8,658)		(8,265)
Fair value option adjustments	280		—
Total	$70,227,257		$57,772,890

Bonds

The following table summarizes the Bank's bonds outstanding by contractual maturity (dollars in thousands):

	June 30, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$22,603,680	0.66	$18,392,675	0.59
Due after one year through two years	4,260,815	2.35	3,144,800	2.31
Due after two years through three years	3,684,815	1.96	2,731,455	3.39
Due after three years through four years	1,716,430	3.16	632,740	1.47
Due after four years through five years	3,518,740	2.79	1,883,450	2.02
Thereafter	5,713,840	3.06	5,382,770	3.06
Index amortizing notes	144,989	5.21	165,016	5.21
Total par value	41,643,309	1.58	32,332,906	1.53
Premiums	355,694		21,045
Discounts	(42,207)		(18,289)
Fair value hedging adjustments	16,165		26,448
Fair value option adjustments	1,325		—
Total	$41,974,286		$32,362,110

The following table summarizes the Bank's bonds outstanding by call features (dollars in thousands):

	June 30, 2015	December 31, 2014
Noncallable or nonputable	$35,529,659	$19,667,906
Callable	6,113,650	12,665,000
Total par value	$41,643,309	$32,332,906

Extinguishment of Debt

During both the three and six months ended June 30, 2015, the Bank did not extinguish any debt. During both the three and six months ended June 30, 2014, the Bank extinguished bonds with a total par value of $23.7 million and recognized losses of $2.7 million in other income (loss).

Note 13 — Capital

Capital Stock

The Bank's capital stock has a par value of $100 per share, and all shares are issued, redeemed, or repurchased by the Bank at the stated par value. The Bank generally issues a single class of capital stock (Class B stock). The Bank has two subclasses of capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10.0 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding in the Bank's Statements of Condition. All Class B stock issued is subject to a five year notice of redemption period.

The capital stock requirements established in the Bank's Capital Plan are designed so that the Bank can remain adequately capitalized as member activity changes. The Bank's Board of Directors may make adjustments to the capital stock requirements within ranges established in the Capital Plan. The Bank amended its Capital Plan effective at the closing of the Merger to, among other things (i) authorize two classes of capital stock of the Bank, consisting of the Bank’s Class A stock (to accommodate former Seattle Bank Class A stock) and Class B stock; and (ii) authorize the distribution of additional capital from merger, either as a dividend or capital distribution, if and when declared by the Bank's Board of Directors.

As a part of the Merger with the Seattle Bank, on the merger date, each share of Seattle Bank Class A stock outstanding was converted into one share of Des Moines Bank Class A stock and each share of Seattle Bank Class B stock outstanding was converted into one share of Des Moines Bank Class B stock. Immediately following the Merger, all shares of Des Moines Bank Class A stock and excess shares of Class B stock were repurchased and Des Moines Class B stock was issued as needed to meet the Bank's activity and membership stock requirements in accordance with the combined Bank's Capital Plan. No shares of Seattle Bank capital stock remain outstanding. The Merger did not have an impact on the total capital stock held by Des Moines Bank stockholders.

Mandatorily Redeemable Capital Stock

The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) when a member engages in any of the following activities: (i) submits a written notice to redeem all or part of its capital stock, (ii) submits a written notice of its intent to withdraw from membership, or (iii) terminates its membership voluntarily as a result of a consolidation into a non-member or into a member of another FHLBank. Dividends on mandatorily redeemable capital stock are classified as interest expense in the Statements of Income. At June 30, 2015 and December 31, 2014, the Bank's mandatorily redeemable capital stock totaled $118.7 million and $24.4 million.

As a part of the Merger, on the merger date, the Bank assumed Seattle Bank's mandatorily redeemable capital stock. The Bank immediately redeemed all shares of this stock, with the exception of shares required to meet members' activity and membership stock requirements, and shares subject to the mandatory five year waiting period upon written notice of a member's intent to withdraw from membership in accordance with the combined Bank's Capital Plan.

The following table summarizes changes in mandatorily redeemable capital stock (dollars in thousands):

Balance, March 31, 2014	$8,479
Proceeds from issuance of mandatorily redeemable capital stock	—
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	3,563
Repurchases/redemptions of mandatorily redeemable capital stock	(3,468)
Balance, June 30, 2014	$8,574

Balance, March 31, 2015	$24,191
Proceeds from issuance of mandatorily redeemable capital stock	317
Mandatorily redeemable capital stock assumed from merger	724,827
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	(90,172)
Repurchases/redemptions of mandatorily redeemable capital stock	(540,415)
Balance, June 30, 2015	$118,748

Balance, December 31, 2013	$8,719
Proceeds from issuance of mandatorily redeemable capital stock	145
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	3,740
Repurchases/redemptions of mandatorily redeemable capital stock	(4,030)
Balance, June 30, 2014	$8,574

Balance, December 31, 2014	$24,367
Proceeds from issuance of mandatorily redeemable capital stock	467
Mandatorily redeemable capital stock assumed from merger	724,827
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	(89,079)
Repurchases/redemptions of mandatorily redeemable capital stock	(541,834)
Balance, June 30, 2015	$118,748

Additional Capital from Merger

The Bank recognized the net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a new capital account captioned as “Additional capital from merger.” This balance primarily represents the amount of the Seattle Bank's closing retained earnings balance, adjusted for fair value and other purchase accounting adjustments, and identified intangible assets. The Bank treats this additional capital from merger as a component of total capital for regulatory capital purposes and, subject to the Bank's Board of Directors' discretion and applicable regulatory requirements, plans to distribute dividends to the Bank’s members from this account until the additional capital from merger balance is depleted. At June 30, 2015, the Bank's additional capital from merger totaled $246.5 million.

Restricted Retained Earnings

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. It requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At June 30, 2015 and December 31, 2014, the Bank's restricted retained earnings account totaled $86.1 million and $75.0 million.

Accumulated Other Comprehensive Income

The following table summarizes changes in accumulated other comprehensive income (AOCI) (dollars in thousands):

	Net unrealized gains (losses) on AFS securities (Note 5)	Pension and postretirement benefits	Total AOCI
Balance, March 31, 2014	$108,723	$(1,311)	$107,412
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses)	26,509	—	26,509
Amortization - pension and postretirement	—	45	45
Net current period other comprehensive income (loss)	26,509	45	26,554
Balance, June 30, 2014	$135,232	$(1,266)	$133,966

Balance, March 31, 2015	$133,467	$(3,217)	$130,250
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses)	(2,831)	—	(2,831)
Amortization - pension and postretirement	—	192	192
Net current period other comprehensive income (loss)	(2,831)	192	(2,639)
Balance, June 30, 2015	$130,636	$(3,025)	$127,611

Balance, December 31, 2013	$88,399	$(1,355)	$87,044
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses)	47,659	—	47,659
Reclassifications from other comprehensive income (loss) to net income
Net realized (gains) losses on sale of securities	(826)	—	(826)
Amortization - pension and postretirement	—	89	89
Net current period other comprehensive income (loss)	46,833	89	46,922
Balance, June 30, 2014	$135,232	$(1,266)	$133,966

Balance, December 31, 2014	$126,631	$(3,409)	$123,222
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses)	4,005	—	4,005
Amortization - pension and postretirement	—	384	384
Net current period other comprehensive income (loss)	4,005	384	4,389
Balance, June 30, 2015	$130,636	$(3,025)	$127,611

Regulatory Capital Requirements

The Bank is subject to three regulatory capital requirements:

•
Risk-based capital. The Bank must maintain at all times permanent capital greater than or equal to the sum of its credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B stock (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement.

•
Regulatory capital. The Bank is required to maintain a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B stock (including mandatorily redeemable capital stock), additional capital from merger, and retained earnings. It does not include AOCI.

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At June 30, 2015, nonpermanent capital included additional capital from merger. At December 31, 2014, the Bank did not have any nonpermanent capital.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations.

The following table shows the Bank's compliance with the Finance Agency's regulatory capital requirements (dollars in thousands):

	June 30, 2015		December 31, 2014
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$977,544	$4,729,078	$579,898	$4,213,293
Regulatory capital	$4,750,308	$4,975,540	$3,820,958	$4,213,293
Leverage capital	$5,937,885	$7,340,079	$4,776,197	$6,319,939
Capital-to-assets ratio	4.00%	4.19%	4.00%	4.41%
Leverage ratio	5.00%	6.18%	5.00%	6.62%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the six months ended June 30, 2015 and 2014.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial instruments at June 30, 2015 (dollars in thousands). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$482,886	$482,886	$—	$—	$—	$482,886
Interest-bearing deposits	1,978	—	1,197	—	—	1,197
Securities purchased under agreements to resell	7,650,000	—	7,650,000	—	—	7,650,000
Federal funds sold	3,000,000	—	3,000,000	—	—	3,000,000
Trading securities	3,063,125	—	3,063,125	—	—	3,063,125
Available-for-sale securities	22,227,516	—	22,227,516	—	—	22,227,516
Held-to-maturity securities	6,811,226	—	6,851,820	22,211	—	6,874,031
Advances	68,181,304	—	68,281,349	—	—	68,281,349
Mortgage loans held for portfolio, net	7,028,635	—	7,080,219	108,511	—	7,188,730
Accrued interest receivable	129,843	—	129,843	—	—	129,843
Derivative assets, net	113,537	102	205,693	—	(92,258)	113,537
Other assets	17,658	17,658	—	—	—	17,658
Liabilities
Deposits	(1,034,819)	—	(1,034,678)	—	—	(1,034,678)
Consolidated obligations
Discount notes	(70,227,257)	—	(70,229,794)	—	—	(70,229,794)
Bonds	(41,974,286)	—	(42,458,372)	—	—	(42,458,372)
Total consolidated obligations	(112,201,543)	—	(112,688,166)	—	—	(112,688,166)
Mandatorily redeemable capital stock	(118,748)	(118,748)	—	—	—	(118,748)
Accrued interest payable	(126,782)	—	(126,782)	—	—	(126,782)
Derivative liabilities, net	(125,317)	(49)	(661,885)	—	536,617	(125,317)
Other
Commitments to fund advances	—	—	(1,664)	—	—	(1,664)
Standby letters of credit	(2,940)	—	—	(2,940)	—	(2,940)
Standby bond purchase agreements	—	—	1,447	—	—	1,447

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

As of June 30, 2015 and December 31, 2014, two or more prices were received for substantially all of the Bank's investment securities and the final prices for substantially all of those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

As an additional step, the Bank reviews the final fair value estimates of its private-label MBS holdings quarterly for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private-label MBS using the estimated fair value derived from the process previously described and the security's projected cash flows from the Bank's OTTI process. These yields were compared to the market yield of comparable securities according to dealers and/or other third-party sources. This analysis did not indicate any significant variances. Therefore, the Bank determined that its fair value estimates for private-label MBS were appropriate at June 30, 2015.

Advances. The fair value of advances is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable. For advances elected under the fair value option, fair value includes accrued interest receivable. The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms. In accordance with Finance Agency regulations, advances generally require a prepayment fee sufficient to make the Bank financially indifferent to a borrower's decision to prepay the advances. Therefore, the fair value of advances assumes no prepayment risk.

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

Mortgage Loans Held for Portfolio. The fair value of mortgage loans held for portfolio is estimated based on quoted market prices of similar mortgage loans available in the market, if available, or modeled prices. The modeled prices start with prices for new MBS issued by GSEs or similar new mortgage loans. The prices are adjusted for credit risk, servicing spreads, seasoning, liquidity, and cash flow remittances. The prices for new MBS or similar new mortgage loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in expected prepayment rates often have a material effect on the fair value estimates.

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

Real Estate Owned. The fair value of REO is estimated using a current property value or a broker price opinion adjusted for estimated selling costs and expected PMI proceeds.

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

Other Assets. These represent assets held in Rabbi Trust accounts for the Bank's nonqualified retirement plans. These assets include cash equivalents and mutual funds, both of which are carried at estimated fair value based on quoted market prices as of the last business day of the reporting period.

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

Fair Value on a Recurring Basis

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at June 30, 2015 (dollars in thousands):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$248,464	$—	$—	$248,464
GSE obligations	—	2,080,172	—	—	2,080,172
Other non-MBS	—	275,160	—	—	275,160
GSE multifamily MBS	—	459,329	—	—	459,329
Total trading securities	—	3,063,125	—	—	3,063,125
Available-for-sale securities
Other U.S. obligations	—	4,219,283	—	—	4,219,283
GSE obligations	—	2,392,033	—	—	2,392,033
State or local housing agency obligations	—	1,070,964	—	—	1,070,964
Other non-MBS	—	297,354	—	—	297,354
Other U.S. obligations single-family MBS	—	2,406,389	—	—	2,406,389
GSE single-family MBS	—	1,803,317	—	—	1,803,317
GSE multifamily MBS	—	10,038,176	—	—	10,038,176
Total available-for-sale securities	—	22,227,516	—	—	22,227,516
Advances[2]	—	66,570	—	—	66,570
Derivative assets, net
Interest-rate related	—	205,638	—	(92,211)	113,427
Forward settlement agreements (TBAs)	102	—	—	(47)	55
Mortgage delivery commitments	—	55	—	—	55
Total derivative assets, net	102	205,693	—	(92,258)	113,537
Other assets	17,658	—	—	—	17,658
Total recurring assets at fair value	$17,760	$25,562,904	$—	$(92,258)	$25,488,406
Liabilities
Discount notes[2]	$—	$(5,248,971)	$—	$—	$(5,248,971)
Bonds[2]	—	(1,976,325)	—	—	(1,976,325)
Derivative liabilities, net
Interest-rate related	—	(661,721)	—	536,569	(125,152)
Forward settlement agreements (TBAs)	(49)	—	—	48	(1)
Mortgage delivery commitments	—	(164)	—	—	(164)
Total derivative liabilities, net	(49)	(661,885)	—	536,617	(125,317)
Total recurring liabilities at fair value	$(49)	$(7,887,181)	$—	$536,617	$(7,350,613)

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

2	Represents financial instruments recorded under the fair value option.

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

Fair Value on a Non-Recurring Basis

The Bank measures certain impaired mortgage loans held for portfolio and REO at level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. In the case of impaired mortgage loans, the Bank estimates fair value based primarily on property values from an external pricing vendor. The Bank applies a 20 percent haircut on these values to capture certain limitations in the estimation process and takes into consideration estimated selling costs of 10 percent and expected PMI proceeds. In the case of REO, the Bank estimates fair value based on a current property value or a broker price opinion adjusted for estimated selling costs of 10 percent and expected PMI proceeds. The following table summarizes outstanding impaired mortgage loans held for portfolio and REO that were recorded at fair value as a result of a non-recurring change in fair value having been recorded in the period then ended (dollars in thousands):

	June 30, 2015	December 31, 2014
Impaired mortgage loans held for portfolio[1]	$16,964	$15,942
Real estate owned[1]	691	773
Total non-recurring assets[1]	$17,655	$16,715

1 The fair value information presented for June 30, 2015 is as of the date the fair value adjustment was recorded during the six months ended June 30, 2015.

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

The Bank elected the fair value option for certain advances, consolidated obligation discount notes, and consolidated obligation bonds that did not qualify for hedge accounting, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value.

The following tables summarize the activity related to financial instruments for which the fair value option was elected. For the three months ended June 30, 2014, the Bank did not have any financial instruments for which the fair value option was elected (dollars in thousands):

	For the Three Months Ended June 30, 2015
	Advances	Discount Notes	Bonds
Balance, beginning of period	$—	$—	$—
New financial instruments elected for fair value option	66,620	(5,248,239)	(2,376,977)
Maturities and terminations	—	—	400,000
Net gains (losses) on financial instruments held under fair value option	(48)	(280)	(62)
Change in accrued interest or unaccreted balance	(2)	(452)	714
Balance, end of period	$66,570	$(5,248,971)	$(1,976,325)

	For the Six Months Ended June 30,
	2015			2014
	Advances	Discount Notes	Bonds	Bonds
Balance, beginning of period	$—	$—	$—	$(50,033)
New financial instruments elected for fair value option	66,620	(5,248,239)	(2,376,977)	—
Maturities and terminations	—	—	400,000	50,000
Net gains (losses) on financial instruments held under fair value option	(48)	(280)	(62)	2
Change in accrued interest or unaccreted balance	(2)	(452)	714	31
Balance, end of period	$66,570	$(5,248,971)	$(1,976,325)	$—

For financial instruments recorded under the fair value option, the related contractual interest income, contractual interest expense, and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net gains (losses) on financial instruments held at fair value” in the Statements of Income. At June 30, 2015 and December 31, 2014, the Bank determined no credit risk adjustments for nonperformance were necessary to the instruments recorded under the fair value option.

The following table summarizes the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected. At December 31, 2014, the Bank did not have any financial instruments outstanding for which the fair value option was elected (dollars in thousands):

	June 30, 2015
	Advances[1]	Discount Notes	Bonds
Unpaid principal balance	$66,475	$5,250,000	$1,975,000
Fair value	66,570	5,248,971	1,976,325
Fair value over unpaid principal balance	$95	$(1,029)	$1,325

1	At June 30, 2015, none of the advances were 90 days or more past due or had been placed on non-accrual status.

Note 15 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At June 30, 2015 and December 31, 2014, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $740.9 billion and $757.1 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in thousands):

	June 30, 2015			December 31, 2014
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit	$4,384,381	$71,461	$4,455,842	$4,411,783
Standby bond purchase agreements	248,148	283,161	531,309	557,282
Commitments to purchase mortgage loans	58,793	—	58,793	70,106
Commitments to issue bonds	—	—	—	170,000
Commitments to issue discount notes	2,572,700	—	2,572,700	—
Commitments to fund advances	14,000	81,000	95,000	14,000
Other commitments	86,580	—	86,580	86,580

Standby Letters of Credit. A standby letter of credit is a financing arrangement between the Bank and a member. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2020. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $2.9 million and $2.0 million at June 30, 2015 and December 31, 2014.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at June 30, 2015 and December 31, 2014 is reported in “Note 14 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2018. At June 30, 2015 and December 31, 2014, the Bank had standby bond purchase agreements with four housing associates. During the six months ended June 30, 2015 and 2014, the Bank was not required to purchase any bonds under these agreements. For the three and six months ended June 30, 2015, the Bank received fees for the guarantees that amounted to $0.3 million and $0.7 million. For the three and six months ended June 30, 2014, the Bank received fees for the guarantees that amounted to $0.4 million and $0.9 million. The estimated fair value of standby bond purchase agreements at June 30, 2015 and December 31, 2014 is reported in "Note 14 — Fair Value.”

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at June 30, 2015 and December 31, 2014 is reported in “Note 11 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Commitments to Issue Bonds and Discount Notes. At June 30, 2015, the Bank had commitments to issue $2.6 billion of consolidated obligation discount notes. The Bank did not have any commitments to issue consolidated obligation bonds at June 30, 2015. At December 31, 2014, the Bank had commitments to issue $170.0 million of consolidated obligation bonds. The Bank did not have any commitments to issue discount notes at December 31, 2014.

Commitments to Fund Advances. The Bank enters into commitments that legally bind it to fund additional advances up to 24 months in the future. At June 30, 2015 and December 31, 2014, the Bank had commitments to fund advances of $95.0 million and $14.0 million.

Other Commitments. On December 30, 2013, the Bank entered into an agreement with the Iowa Finance Authority (IFA) to purchase up to $100.0 million of taxable multi-family mortgage revenue bonds. The agreement expires on June 30, 2016. As of June 30, 2015, the Bank had a commitment to purchase $86.6 million of bonds under the IFA agreement. These bonds are classified as AFS in the Bank's Statements of Condition.

As previously described in “Note 10 — Allowance for Credit Losses”, the FLA is a memorandum account used to track the
Bank's potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all master commitments with a PFI credit enhancement obligation was $93.4 million and $92.2 million at June 30, 2015 and December 31, 2014.
Legal Proceedings. As a result of the Merger, the Bank is currently involved in a number of legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairment of certain private-label MBS. Although the Seattle Bank sold all private-label MBS during the first quarter of 2015, the Bank continues to be involved in these proceedings. After consultation with legal counsel, other than the private-label MBS Litigation, the Bank does not believe any legal proceedings to which it is a party could have a material impact on its financial condition, results of operations, or cash flows. The Bank records an accrual for loss contingency when it is probable that a loss has been incurred and the amount can be reasonably estimated.

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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Advances	$1,348,441	2.0	$822,027	1.3
Mortgage loans	138,918	2.0	206,957	3.2
Deposits	33,716	3.3	3,362	0.7
Capital stock	108,993	2.7	55,000	1.6

Business Concentrations

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At June 30, 2015, the Bank had the following business concentrations with stockholders (dollars in thousands):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[1]
Wells Fargo Bank, N.A.	$1,070,000	26.7	$26,500,000	$—	$45,459
Superior Guaranty Insurance Company[2]	42,412	1.1	—	1,031,418	—
Wells Fargo Bank Northwest, N.A.[2]	2,178	—	—	54,314	—
Total	$1,112,412	27.8	$26,500,000	$1,031,418	$45,459

1
Represents interest income earned on advances during the six months ended June 30, 2015. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

2	Superior Guaranty Insurance Company and Wells Fargo Bank Northwest, N.A. are affiliates of Wells Fargo Bank, N.A.

At December 31, 2014, the Bank had the following business concentrations with stockholders (dollars in thousands):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[1]
Wells Fargo Bank, N.A.	$1,370,000	39.2	$34,000,000	$—	$63,462
Superior Guaranty Insurance Company[2]	47,866	1.4	—	1,173,522	—
Total	$1,417,866	40.6	$34,000,000	$1,173,522	$63,462

1
Represents interest income earned on advances during the year ended December 31, 2014. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not Superior Guaranty Insurance Company.

2	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Note 17 — Activities with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago (Chicago Bank) for its participation in the MPF program. This service fee expense is recorded in other expense. For the three months ended June 30, 2015 and 2014, the Bank recorded $0.8 million and $0.6 million in service fee expense to the Chicago Bank. For the six months ended June 30, 2015 and 2014, the Bank recorded $1.5 million and $1.3 million in service fee expense to the Chicago Bank.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. During the six months ended June 30, 2015, the Bank did not lend funds to other FHLBanks. The following table summarizes loan activity to other FHLBanks during the six months ended June 30, 2014 (dollars in thousands):

Other FHLBank	Beginning Balance	Advance	Principal Repayment	Ending Balance
2014
Chicago	$—	$10,000	$(10,000)	$—
Topeka	$—	$10,000	$(10,000)	$—
	$—	$20,000	$(20,000)	$—

The following table summarizes borrowing activity from other FHLBanks during the six months ended June 30, 2015 and 2014 (dollars in thousands):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2015
Dallas	$—	$200,000	$(200,000)	$—
	$—	$200,000	$(200,000)	$—

2014
Atlanta	$—	$70,000	$(70,000)	$—
Chicago	—	150,000	(150,000)	—
San Francisco	—	150,000	(150,000)	—
	$—	$370,000	$(370,000)	$—

At June 30, 2015 and 2014, none of the previous transactions were outstanding on the Bank's Statements of Condition. The interest income and expense related to these transactions was immaterial.

Merger

In anticipation of the closing of the Merger, on Friday May 29, 2015, the Seattle Bank transferred $2.3 billion in cash to the Bank. The transfer was made to ensure the Bank had access to the Seattle Bank's cash balances on the first day of operations for the combined Bank, Monday June 1, 2015. The Bank recorded a liability for this cash and the Seattle Bank recorded a receivable for this cash in their respective Statements of Condition for May 31, 2015. These balances were eliminated to arrive at the combined opening Statement of Condition. For additional information on the Merger, refer to "Note 2 — Merger".

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

Forward-Looking Information

Statements contained in this report, including statements describing the objectives, projections, estimates, or future predictions in our operations, may be forward-looking statements. These statements may be identified by the use of forward-looking terminology, such as believes, projects, expects, anticipates, estimates, intends, strategy, plan, could, should, may, and will or their negatives or other variations on these terms. By their nature, forward-looking statements involve risk or uncertainty, and actual results could differ materially from those expressed or implied or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, but are not limited to, the following:

•
political or economic events, including legislative, regulatory, monetary, judicial, or other developments that affect us, our members, our counterparties, and/or our investors in the consolidated obligations of the 11 Federal Home Loan Banks (FHLBanks);

•	changes in regulatory requirements regarding the eligibility criteria of our membership;

•
competitive forces, including without limitation, other sources of funding available to our borrowers that could impact the demand for our advances, other entities purchasing mortgage loans in the secondary mortgage market, and other entities borrowing funds in the capital markets;

•	risks related to the other FHLBanks that could trigger our joint and several liability for debt issued by the other FHLBanks;

•	changes in the relative attractiveness of consolidated obligations due to actual or perceived changes in the FHLBanks' credit ratings as well as the U.S. Government's long-term credit rating;

•	the anticipated benefits and cost savings of the Merger not being realized;

•	changes in our capital structure and capital requirements;

•	reliance on a relatively small number of member institutions for a large portion of our advance business;

•	the volatility of credit quality, market prices, interest rates, and other indices that could affect the value of collateral held by us as security for borrower and counterparty obligations;

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

Executive Overview

Our Bank is a member-owned cooperative serving shareholder members in our region. Our mission is to provide funding and liquidity to our members and eligible housing associates so that they can meet the housing, economic development, and business needs of the communities they serve. We fulfill our mission by providing liquidity to our members and housing associates through advances, supporting residential mortgage lending, and by providing affordable housing programs that create housing opportunities for low and moderate income families. Our members include commercial banks, thrifts, credit unions, insurance companies, and community development financial institutions (CDFIs).

Merger

On June 1, 2015, we announced the successful completion of the merger with the Federal Home Loan Bank of Seattle (Seattle Bank), (the Merger), pursuant to the definitive merger agreement dated September 25, 2014. The Merger closed on May 31, 2015 and the two Banks were operational as one Bank, the Federal Home Loan Bank of Des Moines (the combined Bank), on June 1, 2015.
On the effective date of the Merger (merger date), the corporate existence of the Seattle Bank ceased, and each member of the Seattle Bank automatically ceased to be a member of the Seattle Bank and automatically became a member of the Des Moines Bank. In addition, the geographical territory previously included in the district for the Seattle Bank (Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, Wyoming, and the U.S. Pacific territories of American Samoa, Guam, and the Commonwealth of the Northern Mariana Islands) is now included in the district for our combined Bank.

Our combined Bank remains a member-owned and member-centric cooperative, focused on helping our members strengthen their institutions to better serve their customers and communities. We now provide funding solutions and liquidity to nearly 1,500 member financial institutions in 13 states and three U.S. Pacific territories. Our headquarters remain in Des Moines with a western regional office in Seattle.

Financial Results
The operations of the merged Seattle Bank have been included in our financial statements since June 1, 2015. The Merger had a significant impact on all aspects of our financial condition, results of operations, and cash flows, and as a result, financial results for the current period may not be directly comparable to financial results prior to the Merger. For additional information on the Merger, refer to "Note 2 — Merger".

For the three and six months ended June 30, 2015, we reported net income of $21.0 million and $55.6 million compared to $27.0 million and $64.0 million for the same periods in 2014. Our net income, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was primarily driven by net interest income, other income (loss) and other expense.

Net interest income totaled $79.7 million and $148.2 million for the three and six months ended June 30, 2015 compared to $60.3 million and $112.7 million for the same periods last year. The increase was primarily due to a increase in interest income resulting from higher advance and mortgage-backed security (MBS) volumes, each of which is discussed below. Our net interest margin was 0.30 percent and 0.29 percent during the three and six months ended June 30, 2015 compared with 0.32 percent and 0.31 percent during the same periods last year.

Our other income (loss) totaled $0.2 million and $(9.3) million for the three and six months ended June 30, 2015 compared to $(14.6) million and $(11.2) million for the same periods last year. The primary drivers of other income (loss) were net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities, as described on the following page.

We utilize derivative instruments to manage interest rate risk, including mortgage prepayment risk. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. During the three months ended June 30, 2015, we recorded net gains of $29.4 million on our derivatives and hedging activities through other income (loss) compared to net losses of $38.9 million during the same period last year. During the six months ended June 30, 2015, we recorded net losses of $1.5 million on our derivatives and hedging activities through other income (loss) compared to net losses of $62.0 million during the same period last year. These fair value changes were primarily attributable to the impact of changes in interest rates on interest rate swaps that we utilize to hedge our investment securities portfolio. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities" for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Trading securities are recorded at fair value with changes in fair value reflected through other income (loss). During the three months ended June 30, 2015, we recorded net losses on trading securities of $27.1 million compared to net gains of $22.3 million during the same period in 2014. During the six months ended June 30, 2015, we recorded net losses on trading securities of $8.2 million compared to net gains of $46.5 million during the same period in 2014. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities and were offset by changes in fair value on derivatives that we utilize to economically hedge these securities.

Other expenses totaled $56.0 million and $76.1 million for the three and six months ended June 30, 2015 compared to $15.7 million and $30.7 million for the same periods last year. The increase was primarily due to merger related expenses of $33.1 million and $35.4 million for the three and six months ended June 30, 2015 as a result of the Merger. Merger related expenses primarily included compensation and benefit expenses and expenses related to the Merger transaction and integration.

Our total assets increased to $118.8 billion at June 30, 2015 from $95.5 billion at December 31, 2014 due primarily to an increase in investments and advances as a result of the Merger. Long-term investments increased $15.9 billion due to the acquisition of investment securities as a result of the Merger. Short-term investments increased $3.8 billion due primarily to the purchase of money market investments, including secured resale agreements, needed to manage our liquidity position. Advances increased $3.0 billion due mainly to $9.2 billion of advances acquired as a result of the Merger, offset in part by a decrease in borrowings from a large depository institution member.

Our total liabilities increased to $113.8 billion at June 30, 2015 from $91.2 billion at December 31, 2014 due primarily to consolidated obligations assumed as a result of the Merger. Total capital increased to $5.0 billion at June 30, 2015 from $4.3 billion at December 31, 2014 as a result of the Merger. The increase was primarily due to an increase of $416.2 million in capital stock outstanding and $246.5 million of additional capital from merger. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

Adjusted Earnings

As part of evaluating financial performance, we adjust GAAP net income before assessments and GAAP net interest income for the impact of (i) market adjustments relating to derivative and hedging activities and instruments held at fair value, (ii) realized gains (losses) on investment securities, and (iii) other non-routine and unpredictable items, including asset prepayment fee income, debt extinguishment losses, and merger related expenses. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income and adjusted net income.

Because our business model is primarily one of holding assets and liabilities to maturity, management believes that the adjusted earnings measure is helpful in understanding our operating results and provides a meaningful period-to-period comparison of our long-term economic value in contrast to GAAP results, which can be impacted by fair value changes driven by market volatility on financial instruments recorded at fair value or transactions that are considered to be unpredictable or not routine. As a result, management uses the adjusted earnings measure to assess performance under our incentive compensation plans and to ensure management remains focused on our long-term value and performance. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. While this non-GAAP measure can be used to assist in understanding the components of our earnings, it should not be considered a substitute for results reported under GAAP.

As a member-owned cooperative, we endeavor to operate with a low but stable adjusted net interest margin. As indicated in the tables that follow, our adjusted net interest income and adjusted net income increased during the three and six months ended June 30, 2015 when compared to the same periods in 2014. The increase in our adjusted net interest income and adjusted net income was primarily due to an increase in interest income due to higher advance and MBS volumes.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
GAAP net interest income before provision (reversal) for credit losses on mortgage loans	$79.7	$60.3	$148.2	$112.7
Exclude:
Prepayment fees on advances, net	8.5	3.2	9.0	3.4
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(5.1)	(5.7)	(10.6)	(9.2)
Adjusted net interest income	$66.1	$51.4	$128.6	$100.1
Adjusted net interest margin	0.25%	0.28%	0.25%	0.27%

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
GAAP net income before assessments	$23.4	$30.0	$61.9	$71.1
Exclude:
Prepayment fees on advances, net	8.5	3.2	9.0	3.4
Net gains (losses) on trading securities	(27.1)	22.3	(8.2)	46.5
Net gains (losses) from sale of available-for-sale securities	—	—	—	0.8
Net gains (losses) from sale of held-to-maturity securities	—	2.5	—	2.5
Net gains (losses) on financial instruments held at fair value	(0.4)	—	(0.4)	—
Net gains (losses) on derivatives and hedging activities	29.4	(38.9)	(1.5)	(62.0)
Net gains (losses) on extinguishment of debt	—	(2.7)	—	(2.7)
Merger related expenses	(33.1)	—	(35.4)	—
Include:
Net interest expense on economic hedges	(5.1)	(5.7)	(10.6)	(9.2)
Adjusted net income	$41.0	$37.9	$87.8	$73.4

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Conditions in the Financial Markets

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 AND DECEMBER 31, 2014

Economy and Financial Markets

Economic and market data received since the Federal Open Market Committee (FOMC or Committee) meeting in April of 2015 indicates that economic activity has been expanding moderately. Conditions in the labor market have continued to show signs of improvement. Growth in household spending has been moderate and the housing sector has shown some improvement while business fixed investments and net exports have remained subdued. Inflation has continued to run below the Committee's longer-run objective of two percent, partly reflecting earlier declines in energy prices and non-energy import prices. However, energy prices appear to have stabilized and long-term inflation expectations have remained stable.

In its June 17, 2015 statement, the FOMC stated it expects that, with appropriate policy accommodation, economic activity will expand at a moderate pace and labor market conditions will improve toward levels the FOMC judges consistent with its dual mandate to foster maximum employment and price stability. The FOMC sees risks to the outlook for the economy and the labor market as nearly balanced and expects inflation to rise gradually towards its two percent objective over the medium term as the labor market improves further and the effects of lower energy prices and other factors dissipate.

Mortgage Markets

The housing market has improved throughout the second quarter of 2015, as indicated by rising home prices, lower inventories of properties for sale, and increased housing construction activity along with increase sales of existing homes. The improvement in the housing market has been partly attributable to the continued strengthening of the economy, partially dampened by an increase in interest rates. The outlook for a sustainable recovery in residential sales and home prices remains promising over the long term, as consumer sentiment continues to improve and first time home buyer activity slowly improves.

Interest Rates

The following table shows information on key market interest rates1:

	Second Quarter 2015 3-Month Average	Second Quarter 2014 3-Month Average	Second Quarter 2015 6-Month Average	Second Quarter 2014 6-Month Average	June 30, 2015 Ending Rate	December 31, 2014 Ending Rate
Federal funds	0.13%	0.09%	0.12%	0.08%	0.08%	0.06%
Three-month LIBOR	0.28	0.23	0.27	0.23	0.28	0.26
2-year U.S. Treasury	0.60	0.41	0.60	0.38	0.65	0.67
10-year U.S. Treasury	2.16	2.61	2.06	2.69	2.35	2.17
30-year residential mortgage note	3.81	4.24	3.77	4.30	4.02	3.83

1	Source is Bloomberg.

The Federal Reserve's key target interest rate, the Federal funds rate, maintained a range of 0.00 to 0.25 percent throughout 2014 and 2015. In its June 17, 2015 statement, the FOMC reaffirmed that the current exceptionally low target range for the Federal funds rate remains appropriate. The FOMC stated that it will assess progress towards its longer-run goals of maximum employment and a two percent inflation rate. The assessment will take into account measures of labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments. The Committee anticipates it will be appropriate to increase the target range for the Federal funds rate when information indicates continued improvement in the labor market and the Committee is reasonably confident inflation will move back to its two percent objective.

The 10-year U.S. Treasury yields and mortgage rates were lower in the second quarter of 2015 when compared to prior year. Interest rates have increased during 2015 despite some concerns about global growth and inflation. While the FOMC considers removing monetary policy accommodation as data warrants, foreign central banks have eased monetary policy further in 2015.

In its June 17, 2015 statement, the FOMC stated that it is maintaining its existing policy of reinvesting principal payments from the Federal Reserve's holdings of agency debt and agency MBS into agency MBS and of rolling over maturing U.S. Treasury securities at auction. The FOMC also stated that the policy of keeping the Federal Reserve's holdings of longer-term securities at sizable levels should help maintain accommodative financial conditions and also that when the Committee decides to begin removing policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of two percent. The Committee further stated that it currently anticipates that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target Federal funds rate below the rate that the Committee views as normal in the long run.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Second Quarter 2015 3-Month Average	Second Quarter 2014 3-Month Average	Second Quarter 2015 6-Month Average	Second Quarter 2014 6-Month Average	June 30, 2015 Ending Rate	December 31, 2014 Ending Rate
3-month	(16.7)	(14.8)	(16.1)	(15.0)	(16.3)	(14.8)
2-year	(12.6)	(7.5)	(12.6)	(7.0)	(11.9)	(11.1)
5-year	(0.7)	2.4	0.1	4.5	1.0	1.5
10-year	42.3	31.4	40.5	37.9	46.7	39.9

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During the second quarter of 2015, our short-term funding spreads relative to London Interbank Offered Rate (LIBOR) improved when compared to spreads at December 31, 2014. These improvements were consistent with rising LIBOR rates and continued limited competing supply of U.S. Treasury and agency debt issuance. Throughout the first half of 2015, we have utilized consolidated obligation discount notes in addition to step-up, callable, and term fixed rate consolidated obligation bonds to capture attractive funding, match the repricing structures on advances and investments, and meet liquidity requirements. Spreads relative to LIBOR increased on long term debt as investor demand remained more focused on short-term maturities.

Selected Financial Data

The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Investments[1]	$42,754	$27,059	$23,079	$17,948	$23,490
Advances	68,181	63,562	65,168	64,220	51,714
Mortgage loans held for portfolio, gross	7,030	6,545	6,567	6,530	6,493
Allowance for credit losses	(1)	(1)	(5)	(6)	(7)
Total assets	118,758	97,732	95,524	98,399	82,217
Consolidated obligations
Discount notes	70,227	60,420	57,773	62,803	59,331
Bonds	41,974	32,031	32,362	30,387	18,252
Total consolidated obligations[2]	112,201	92,451	90,135	93,190	77,583
Mandatorily redeemable capital stock	119	24	24	8	8
Total liabilities	113,773	93,445	91,212	94,079	78,424
Capital stock — Class B putable	3,885	3,428	3,469	3,456	2,954
Additional capital from merger	246	—	—	—	—
Retained earnings	726	729	720	712	705
Accumulated other comprehensive income	128	130	123	152	134
Total capital	4,985	4,287	4,312	4,320	3,793

	For the Three Months Ended
Statements of Income	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Net interest income	$79.7	$68.5	$74.0	$64.0	$60.3
Provision (reversal) for credit losses on mortgage loans	0.5	0.4	(0.7)	(1.4)	—
Other income (loss)[3]	0.2	(9.5)	(22.0)	(18.1)	(14.6)
Other expense[4]	56.0	20.1	18.9	17.7	15.7
Assessments	2.4	3.9	3.4	3.0	3.0
Net income	21.0	34.6	30.4	26.6	27.0

Selected Financial Ratios[5]
Net interest spread[6]	0.28%	0.26%	0.29%	0.27%	0.30%
Net interest margin[7]	0.30	0.28	0.30	0.28	0.32
Return on average equity	1.85	3.30	2.80	2.69	3.02
Return on average capital stock	2.32	4.11	3.50	3.43	3.90
Return on average assets	0.08	0.14	0.12	0.12	0.14
Average equity to average assets	4.28	4.27	4.44	4.43	4.73
Regulatory capital ratio[8]	4.19	4.28	4.41	4.24	4.46
Dividend payout ratio[9]	117.77	74.12	73.01	73.13	67.91

1
Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2
The total par value of outstanding consolidated obligations of the FHLBanks was $852.8 billion, $812.2 billion, $847.2 billion, $816.9 billion, and $800.0 billion, at June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014 respectively.

3
Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, net gains (losses) on the extinguishment of debt, and net gain (losses) on the disposal of fixed assets.

4	Other expense includes, among other things, compensation and benefits, professional fees, contractual services, merger related expenses, and gains and losses on real estate owned (REO).

5	Amounts used to calculate selected financial ratios are based on numbers in thousands. Accordingly, recalculations using numbers in millions may not produce the same results.

6	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

7	Represents net interest income expressed as a percentage of average interest-earning assets.

8
Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock), additional capital from merger, and retained earnings.

9	Represents dividends declared and paid in the stated period expressed as a percentage of net income in the stated period.

Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Net Income

The following table presents comparative highlights of our net income for the three and six months ended June 30, 2015 and 2014 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Net interest income	$79.7	$60.3	$19.4	32.2%	$148.2	$112.7	$35.5	31.5%
Provision (reversal) for credit losses on mortgage loans	0.5	—	0.5	(100.0)	0.9	(0.3)	1.2	(400.0)
Other income (loss)	0.2	(14.6)	14.8	101.4	(9.3)	(11.2)	1.9	17.0
Other expense	56.0	15.7	40.3	256.7	76.1	30.7	45.4	147.9
Assessments	2.4	3.0	(0.6)	(20.0)	6.3	7.1	(0.8)	(11.3)
Net income	$21.0	$27.0	$(6.0)	(22.2)%	$55.6	$64.0	$(8.4)	(13.1)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Three Months Ended June 30,
	2015			2014
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$485	0.11%	$0.2	$352	0.07%	$—
Securities purchased under agreements to resell	6,247	0.09	1.3	6,367	0.05	0.8
Federal funds sold	4,684	0.11	1.3	2,631	0.07	0.5
Mortgage-backed securities[2,3]	15,005	1.01	37.7	9,402	1.22	28.5
Other investments[2,3,4]	6,517	1.23	20.0	2,397	2.62	15.7
Advances[3,5]	66,441	0.43	71.6	47,507	0.48	57.2
Mortgage loans[6]	6,686	3.62	60.4	6,475	3.80	61.3
Total interest-earning assets	106,065	0.73	192.5	75,131	0.88	164.0
Non-interest-earning assets	740	—	—	673	—	—
Total assets	$106,805	0.72%	$192.5	$75,804	0.87%	$164.0
Interest-bearing liabilities
Deposits	$719	0.02%	$0.1	$608	0.01%	$—
Consolidated obligations
Discount notes[3]	64,611	0.09	14.9	49,665	0.08	10.1
Bonds[3]	35,688	1.10	97.4	21,075	1.78	93.6
Other interest-bearing liabilities[7]	58	3.14	0.4	12	1.55	—
Total interest-bearing liabilities	101,076	0.45	112.8	71,360	0.58	103.7
Non-interest-bearing liabilities	1,158	—	—	858	—	—
Total liabilities	102,234	0.44	112.8	72,218	0.58	103.7
Capital	4,571	—	—	3,586	—	—
Total liabilities and capital	$106,805	0.42%	$112.8	$75,804	0.55%	$103.7
Net interest income and spread[8]		0.28%	$79.7		0.30%	$60.3
Net interest margin[9]		0.30%			0.32%
Average interest-earning assets to interest-bearing liabilities		104.94%			105.28%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4
Other investments primarily include other U.S. obligations, government-sponsored enterprise (GSE) obligations, state or local housing agency obligations, taxable municipal bonds, Private Export Funding Corporation bonds, and commercial paper.

5	Advance interest income includes prepayment fee income of $8.5 million and $3.2 million for the three months ended June 30, 2015 and 2014.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists of mandatorily redeemable capital stock and borrowings from other FHLBanks.

8	Represents yield on total interest-earning assets minus yield on total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Six Months Ended June 30,
	2015			2014
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$504	0.10%	$0.3	$331	0.07%	$0.1
Securities purchased under agreements to resell	7,085	0.08	2.6	7,060	0.05	1.6
Federal funds sold	4,313	0.11	2.3	2,418	0.07	0.8
Mortgage-backed securities[2,3]	13,736	1.02	69.8	8,928	1.26	55.8
Other investments[2,3,4]	5,169	1.40	35.8	2,403	2.65	31.6
Advances[3,5]	65,141	0.43	138.3	46,197	0.48	110.2
Mortgage loans[6]	6,625	3.64	119.6	6,496	3.84	123.6
Total interest-earning assets	102,573	0.72	368.7	73,833	0.88	323.7
Non-interest-earning assets	654	—	—	655	—	—
Total assets	$103,227	0.72%	$368.7	$74,488	0.88%	$323.7
Interest-bearing liabilities
Deposits	$636	0.02%	$0.1	$615	0.01%	$—
Consolidated obligations
Discount notes[3]	63,053	0.09	29.7	44,351	0.09	19.4
Bonds[3]	34,006	1.13	190.1	25,070	1.54	191.5
Other interest-bearing liabilities[7]	41	3.09	0.6	10	1.74	0.1
Total interest-bearing liabilities	97,736	0.45	220.5	70,046	0.61	211.0
Non-interest-bearing liabilities	1,079	—	—	930	—	—
Total liabilities	98,815	0.45	220.5	70,976	0.60	211.0
Capital	4,412	—	—	3,512	—	—
Total liabilities and capital	$103,227	0.43%	$220.5	$74,488	0.57%	$211.0
Net interest income and spread[8]		0.27%	$148.2		0.27%	$112.7
Net interest margin[9]		0.29%			0.31%
Average interest-earning assets to interest-bearing liabilities		104.95%			105.41%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4
Other investments primarily include other U.S. obligations, GSE obligations, state or local housing agency obligations, taxable municipal bonds, Private Export Funding Corporation bonds, and commercial paper.

5	Advance interest income includes prepayment fee income of $9.0 million and $3.4 million for the six months ended June 30, 2015 and 2014.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists of mandatorily redeemable capital stock and borrowings from other FHLBanks.

8	Represents yield on total interest-earning assets minus yield on total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended			Six Months Ended
	June 30, 2015 vs. June 30, 2014			June 30, 2015 vs. June 30, 2014
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$—	$0.2	$0.2	$0.1	$0.1	$0.2
Securities purchased under agreements to resell	—	0.5	0.5	—	1.0	1.0
Federal funds sold	0.5	0.3	0.8	0.9	0.6	1.5
Mortgage-backed securities	14.8	(5.6)	9.2	26.0	(12.0)	14.0
Other investments	16.0	(11.7)	4.3	24.1	(19.9)	4.2
Advances	20.7	(6.3)	14.4	40.8	(12.7)	28.1
Mortgage loans	2.0	(2.9)	(0.9)	2.5	(6.5)	(4.0)
Total interest income	54.0	(25.5)	28.5	94.4	(49.4)	45.0
Interest expense
Deposits	—	0.1	0.1	—	0.1	0.1
Consolidated obligations
Discount notes	3.4	1.4	4.8	10.3	—	10.3
Bonds	48.5	(44.7)	3.8	57.6	(59.0)	(1.4)
Other interest-bearing liabilities	0.3	0.1	0.4	0.4	0.1	0.5
Total interest expense	52.2	(43.1)	9.1	68.3	(58.8)	9.5
Net interest income	$1.8	$17.6	$19.4	$26.1	$9.4	$35.5

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the yield on total interest-bearing liabilities. For the the three and six months ended June 30, 2015, our net interest spread was 0.28 percent and 0.27 percent compared to 0.30 percent and 0.27 percent during the same periods in 2014. Our net interest spread was primarily impacted by a lower yield on total interest-earning assets, partially offset by an improved yield on total interest-bearing liabilities. The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances (including prepayment fees on advances, net) increased 25 percent during both the three and six months ended June 30, 2015 when compared to the same periods in 2014 due primarily to higher average volumes and higher advance prepayment fee income, partially offset by the low interest rate environment. Average advance volumes increased primarily due to borrowings from a large depository institution member, as well advances acquired as a result of the Merger. Advance prepayment fee income increased to $8.5 million and $9.0 million during the three and six months ended June 30, 2015 from $3.2 million and $3.4 million during the same periods in 2014. The prepayment fee income during the three and six months ended June 30, 2015 was primarily due to a prepayment by a large depository institution member.

Investments

Interest income on investments increased 33 and 23 percent during the three and six months ended June 30, 2015 when compared to the same periods in 2014 due primarily to higher average volumes of MBS, other investments, and money market investments, partially offset by the low interest rate environment. Average MBS volumes increased due to the purchase of GSE and other U.S. obligation MBS during the year, as well as the acquisition of certain GSE and other U.S. obligation MBS as a result of the Merger. Average other investment volumes increased due to the acquisition of certain other U.S. obligation, GSE obligation, and state or local housing agency obligation securities as a result of the Merger. Average money market volumes increased primarily due to the purchase of money market investments needed to manage our liquidity position.

Mortgage Loans

Interest income on mortgage loans decreased one and three percent during the three and six months ended June 30, 2015 when compared to the same periods in 2014. The decrease was driven by the low interest rate environment, partially offset by an increase in volume due to the acquisition of Mortgage Purchase Program (MPP) loans as a result of the Merger. Refer to "Item 1. Financial Statements — Note 9 — Mortgage Loans Held for Portfolio” for additional information on our MPP loans.

Bonds

Interest expense increased four percent during the three months ended June 30, 2015 when compared to the same period in 2014 due to higher average bond volumes due in part to bonds assumed as a result of the Merger, partially offset by the low interest rate environment. Interest expense declined one percent during the six months ended June 30, 2015, due to the low interest rate environment, offset in part by higher average bond volumes.

Discount Notes

Interest expense on discount notes increased 48 and 53 percent during the three and six months ended June 30, 2015 when compared to the same periods in 2014 due to higher average volumes. Discount notes were utilized throughout the first half of 2015 to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity. Average volumes also increased due to the assumption of discount notes as a result of the Merger.

Provision (Reversal) for Credit Losses on Mortgage Loans

During the three and six months ended June 30, 2015, we recorded a provision for credit losses on Mortgage Partnership Finance (MPF) program mortgage loans (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) of $0.3 million and $0.7 million due primarily to increased loan charge-offs. We also recorded a provision for credit losses on MPP loans acquired from the Seattle Bank of $0.2 million during both the three and six months ended June 30, 2015 due to current and projected loan delinquencies and loss severity. During the six months ended June 30, 2014, we recorded a reversal for credit losses on our MPF loans of $0.3 million due primarily to a reduction in loan delinquencies and loss severity estimates as well as ongoing improvements in economic indicators and housing market forecasts on our collectively evaluated mortgage loans.

A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. The Bank evaluates whether to record a charge-off based upon the occurrence of a confirming event. Prior to January 1, 2015, charge-offs generally were recorded at the time a mortgage loan was transferred to REO. Beginning January 1, 2015, we began to also charge-off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying collateral for all collateral-dependent mortgage loans.

Other Income (Loss)

The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net gains (losses) on trading securities	$(27.1)	$22.3	$(8.2)	$46.5
Net gains (losses) from sale of available-for-sale securities	—	—	—	0.8
Net gains (losses) from sale of held-to-maturity securities	—	2.5	—	2.5
Net gains (losses) on financial instruments held at fair value	(0.4)	—	(0.4)	—
Net gains (losses) on derivatives and hedging activities	29.4	(38.9)	(1.5)	(62.0)
Net gains (losses) on extinguishment of debt	—	(2.7)	—	(2.7)
Net gains (losses) on the disposal of fixed assets	(2.4)	(0.4)	(2.4)	(0.4)
Other, net	0.7	2.6	3.2	4.1
Total other income (loss)	$0.2	$(14.6)	$(9.3)	$(11.2)

Other income (loss) can be volatile from period to period depending on the type of financial activity recorded. During the three and six months ended June 30, 2015, other income (loss) was primarily impacted by net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities.

We use derivatives to manage interest rate risk, including mortgage prepayment risk. During the three months ended June 30, 2015, we recorded net gains of $29.4 million on our derivatives and hedging activities through other income (loss) compared to net losses of $38.9 million during the same period in 2014. During the six months ended June 30, 2015, we recorded net losses of $1.5 million on our derivatives and hedging activities compared to net losses of $62.0 million during the same period in 2014. These fair value changes were primarily attributable to the impact of changes in interest rates on interest rate swaps that we utilize to hedge our investment securities portfolio. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Trading securities are recorded at fair value with changes in fair value reflected through other income (loss). During the three and months ended June 30, 2015, we recorded net losses on trading securities of $27.1 million compared to net gains of $22.3 million during the same period in 2014. During the six months ended June 30, 2015, we recorded net losses on trading securities of $8.2 million compared to net gains of $46.5 million during the same period in 2014. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities which are generally offset by the changes in fair value on derivatives that we utilize to economically hedge these securities.

Hedging Activities

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition. Accounting rules affect the timing and recognition of income and expense on derivatives and therefore we may be subject to income statement volatility.

If a hedging activity qualifies for hedge accounting treatment (fair value hedge), we include the periodic cash flow components of the derivative related to interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. We also record the amortization of fair value hedging adjustments from terminated hedges in interest income or expense or other income (loss). Changes in the fair value of both the derivative and the hedged item are recorded as a component of other income (loss) in “Net gains (losses) on derivatives and hedging activities."

If a hedging activity does not qualify for hedge accounting treatment (economic hedge), we record the derivative's components of interest income and expense, together with the effect of changes in fair value as a component of other income (loss) in “Net gains (losses) on derivatives and hedging activities”; however, there is no fair value adjustment for the corresponding asset or liability being hedged unless changes in the fair value of the asset or liability are normally marked to fair value through earnings (i.e., trading securities and fair value option instruments).

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended June 30, 2015
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet[5]	Total
Net interest income:
Net amortization/accretion[1]	$(3.2)	$0.8	$(0.6)	$1.1	$—	$—	$(1.9)
Net interest settlements	(45.8)	(36.4)	—	30.7	—	—	(51.5)
Total impact to net interest income	(49.0)	(35.6)	(0.6)	31.8	—	—	(53.4)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	1.2	2.0	—	1.7	—	—	4.9
Gains (losses) on economic hedges	—	23.8	—	0.3	0.5	(0.1)	24.5
Total net gains (losses) on derivatives and hedging activities	1.2	25.8	—	2.0	0.5	(0.1)	29.4
Net gains (losses) on trading securities[2]	—	(27.2)	—	—	—	—	(27.2)
Net gains (losses) on financial instruments held at fair value	—	—	—	(0.1)	(0.3)	—	(0.4)
Total impact to other income (loss)	1.2	(1.4)	—	1.9	0.2	(0.1)	1.8
Total net effect of hedging activities[4]	$(47.8)	$(37.0)	$(0.6)	$33.7	$0.2	$(0.1)	$(51.6)

	For the Three Months Ended June 30, 2014
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet [5]	Total
Net interest income:
Net amortization/accretion[1]	$(15.6)	$—	$(0.4)	$6.1	$—	$—	$(9.9)
Net interest settlements	(40.6)	(28.7)	—	15.7	—	—	(53.6)
Total impact to net interest income	(56.2)	(28.7)	(0.4)	21.8	—	—	(63.5)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	0.5	(13.1)	—	0.4	—	—	(12.2)
Gains (losses) on economic hedges	—	(26.5)	(0.2)	—	—	—	(26.7)
Total net gains (losses) on derivatives and hedging activities	0.5	(39.6)	(0.2)	0.4	—	—	(38.9)
Net gains (losses) on trading securities[2]	—	22.3	—	—	—	—	22.3
Net amortization/accretion[3]	—	—	—	0.4	—	—	0.4
Total impact to other income (loss)	0.5	(17.3)	(0.2)	0.8	—	—	(16.2)
Total net effect of hedging activities[4]	$(55.7)	$(46.0)	$(0.6)	$22.6	$—	$—	$(79.7)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off market derivatives.

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

5	Represents net gains on interest rate swaptions. We did not hold any interest rate swaptions in 2014.

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Six Months Ended June 30, 2015
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet [5]	Total
Net interest income:
Net amortization/accretion[1]	$(4.7)	$0.8	$(1.3)	$5.0	$—	$—	$(0.2)
Net interest settlements	(85.9)	(67.9)	—	56.5	—	—	(97.3)
Total impact to net interest income	(90.6)	(67.1)	(1.3)	61.5	—	—	(97.5)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	1.5	(3.0)	—	2.3	—	—	0.8
Gains (losses) on economic hedges	—	(3.0)	(0.1)	0.3	0.5	(0.1)	(2.4)
Total net gains (losses) on derivatives and hedging activities	1.5	(5.9)	(0.1)	2.6	0.5	(0.1)	(1.5)
Net gains (losses) on trading securities[2]	—	(8.5)	—	—	—	—	(8.5)
Net gains (losses) on financial instruments held at fair value	—	—	—	(0.1)	(0.3)	—	(0.4)
Total impact to other income (loss)	1.5	(14.4)	(0.1)	2.5	0.2	(0.1)	(10.4)
Total net effect of hedging activities[4]	$(89.1)	$(81.5)	$(1.4)	$64.0	$0.2	$(0.1)	$(107.9)

	For the Six Months Ended June 30, 2014
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet [5]	Total
Net interest income:
Net amortization/accretion[1]	$(17.7)	$—	$(0.8)	$13.8	$—	$—	$(4.7)
Net interest settlements	(80.9)	(53.4)	—	26.9	—	—	(107.4)
Total impact to net interest income	(98.6)	(53.4)	(0.8)	40.7	—	—	(112.1)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	0.9	(20.5)	—	0.9	—	—	(18.7)
Gains (losses) on economic hedges	(0.1)	(55.5)	(0.2)	12.5	—	—	(43.3)
Total net gains (losses) on derivatives and hedging activities	0.8	(76.0)	(0.2)	13.4	—	—	(62.0)
Net gains (losses) on trading securities[2]	—	46.5	—	—	—	—	46.5
Net amortization/accretion[3]	—	—	—	0.4	—	—	0.4
Total impact to other income (loss)	0.8	(29.5)	(0.2)	13.8	—	—	(15.1)
Total net effect of hedging activities[4]	$(97.8)	$(82.9)	$(1.0)	$54.5	$—	$—	$(127.2)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off market derivatives.

2
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3	Represents the amortization/accretion of fair value hedging adjustments on closed bond hedge relationships included in other income (loss) as a result of debt extinguishments.

4	The hedging activity tables do not include the interest component on the related hedged items or the gross advance prepayment fee income on terminated advance hedge relationships.

5	Represents net gains on interest rate swaptions. We did not hold any interest rate swaptions during 2014.

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities and the maturity, call, or prepayment of assets or liabilities previously in hedge relationships. Amortization/accretion on advances, mortgage loans, and consolidated obligation bonds during the three and six months ended June 30, 2015 and 2014 resulted primarily from the normal amortization of fair value hedging adjustments.

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

GAINS (LOSSES) ON FAIR VALUE HEDGES

Gains (losses) on fair value hedges are driven by hedge ineffectiveness. Hedge ineffectiveness occurs when changes in the fair value of the derivative and the related hedged item do not perfectly offset each other. The factors that affect hedge ineffectiveness include changes in the benchmark interest rate, volatility, and the divergence in the valuation curves used to value our assets, liabilities, and derivatives.

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

The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Gains (losses) on interest rate swaps economically hedging our investments	$29.2	$(20.8)	$8.0	$(44.2)
Interest settlements	(5.5)	(5.7)	(11.0)	(11.3)
Net gains (losses) on investment derivatives	23.7	(26.5)	(3.0)	(55.5)
Net gains (losses) on related trading securities	(27.2)	22.3	(8.5)	46.5
Net gains (losses) on economic investment hedge relationships	$(3.5)	$(4.2)	$(11.5)	$(9.0)

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

The following table summarizes gains and losses on economic derivatives hedging our consolidated obligation discount notes as well as related consolidated obligation discount notes elected under the fair value option for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, we did not have any economic derivatives hedging our consolidated obligation discount notes (dollars in millions):

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Gains (losses) on interest rate swaps economically hedging our consolidated obligation discount notes	$0.3	$0.3
Interest settlements	0.2	0.2
Net gains (losses) on consolidated obligation discount note derivatives	0.5	0.5
Net gains (losses) on related consolidated obligation discount notes elected under the fair value option	(0.3)	(0.3)
Net gains (losses) on economic consolidated obligation discount note hedge relationships	$0.2	$0.2

The following table summarizes gains and losses on economic derivatives hedging our consolidated obligation bonds as well as related consolidated obligation bonds elected under the fair value option for the three and six months ended June 30, 2015. For the three months ended June 30, 2014, we did not have any economic derivatives hedging our consolidated obligation bonds (dollars in millions):

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2015	2015	2014
Gains (losses) on interest rate swaps in ineffective fair value hedge relationships	$0.1	$0.1	$10.3
Interest settlements	0.2	0.2	2.2
Net gains (losses) on consolidated obligation bond derivatives	0.3	0.3	12.5
Net gains (losses) on related consolidated obligation bonds elected under the fair value option	(0.1)	(0.1)	—
Net gains (losses) on economic consolidated obligation bond hedge relationships	$0.2	$0.2	$12.5

Balance Sheet

We may utilize interest rate caps, floors and swaptions from time to time to economically hedge our mortgage assets against increases or decreases in interest rates. Gains and losses on these economic derivatives are due to changes in interest rates and volatility. During the three and six months ended June 30, 2015, we recorded losses on an interest rate swaption of $0.1 million. During the three and six months ended June 30, 2014, we did not hold any interest rate caps, floors, or swaptions outstanding related to our mortgage assets.

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Compensation and benefits	$11.9	$7.9	$21.5	$15.6
Professional fees	1.2	1.0	1.9	1.6
Contractual services	3.1	1.8	4.6	3.9
Merger related expenses	33.1	—	35.4	—
Other operating expenses	3.2	2.5	5.9	4.6
Total operating expenses	52.5	13.2	69.3	25.7
Federal Housing Finance Agency	1.6	0.7	3.1	1.6
Office of Finance	1.3	0.6	2.4	1.8
Other, net	0.6	1.2	1.3	1.6
Total other expense	$56.0	$15.7	$76.1	$30.7

Other expenses totaled $56.0 million and $76.1 million for the three and six months ended June 30, 2015 compared to $15.7 million and $30.7 million for the same periods last year. The increase was primarily due to merger related expenses incurred as a result of the Merger.

The following table provides a summary of merger related expenses incurred during the three and six months ended June 30, 2015. There were no merger related expenses for the three and six months ended June 30, 2014 (dollars in millions):

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Compensation and benefits
Change in control and severance agreements	$16.0	$16.0
Retention	0.3	0.3
Pension and postretirement benefits	10.2	10.2
Other compensation and benefit merger related expenses	0.4	0.6
Merger transaction and integration
Contractual services	0.5	0.6
Professional fees	4.3	6.1
Lease termination	1.0	1.0
Other merger related expenses	0.4	0.6
Total	$33.1	$35.4

Merger related expenses primarily include compensation and benefits expense and expenses related to the Merger transaction and integration. Compensation and employee benefits expense consisted substantially of change in control agreements and severance packages paid to transition employees, as well as a discretionary contribution made to bring the Seattle qualified defined benefit pension plan to a similar funding status as the Des Moines qualified defined benefit pension plan. Merger transaction and integration fees primarily include contractual services and professional fees paid to attorneys, accountants, and consultants for work related to the Merger.

The integration approach utilized for the Merger included the transfer of all Seattle member and business data to Des Moines systems necessary to ensure that business with all members could be conducted with the combined Bank as of the merger date. Due to this approach, integration activities are substantially complete. We anticipate incurring approximately $5.4 million of additional costs related to the Merger, which we expect to incur primarily during the remainder of 2015 and 2016.

Statements of Condition

JUNE 30, 2015 AND DECEMBER 31, 2014

Financial Highlights

Our total assets increased to $118.8 billion at June 30, 2015 from $95.5 billion at December 31, 2014. Our total liabilities increased to $113.8 billion at June 30, 2015 from $91.2 billion at December 31, 2014. Total capital increased to $5.0 billion at June 30, 2015 from $4.3 billion at December 31, 2014. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	June 30, 2015	December 31, 2014
Commercial banks	$41,762	$45,037
Thrifts	3,289	1,476
Credit unions	2,078	927
Insurance companies	18,438	17,012
Community Development Financial Institution	3	—
Total member advances	65,570	64,452
Housing associates	46	57
Non-member borrowers	2,227	443
Total par value	$67,843	$64,952

Our total advance par value increased $2.9 billion or 4 percent at June 30, 2015 when compared to December 31, 2014. The increase in total par value was primarily due to $9.2 billion of advances acquired as a result of the Merger, partially offset by a decrease in borrowings from a large depository institution member.

The following table summarizes our advances by product type (dollars in millions):

	June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Variable rate	$41,179	60.7	$46,717	71.9
Fixed rate	25,521	37.6	17,739	27.3
Amortizing	1,143	1.7	496	0.8
Total par value	67,843	100.0	64,952	100.0
Premiums	162		—
Discounts	(11)		(6)
Fair value hedging adjustments	187		222
Total advances	$68,181		$65,168

Premiums increased $161.8 million at June 30, 2015 when compared to December 31, 2014. The increase was as a result of the merger as the fair value of the advances acquired exceeded the par value on the merger date. Fair value hedging adjustments changed $35.5 million or 16 percent at June 30, 2015 when compared to December 31, 2014 due in part to fair value adjustments on advances in new hedge relationships. In conjunction with the Merger, we swapped certain acquired advances to LIBOR in order to manage our interest rate risk.

At June 30, 2015 and December 31, 2014, advances outstanding to our five largest member borrowers totaled $35.6 billion and $42.6 billion, representing 52 and 66 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at June 30, 2015 (dollars in millions):

	Amount	% of Total
Wells Fargo Bank, N.A.	$26,500	39.1
TH Insurance Holdings Company LLC	3,000	4.4
Transamerica Life Insurance Company[1]	2,350	3.5
HICA Education Loan Corporation	2,000	2.9
Principal Life Insurance Company	1,750	2.6
Total par value	$35,600	52.5

1	Excludes $400.0 million of outstanding advances with Transamerica Premier Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

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

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of June 30, 2015 and December 31, 2014. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following tables summarize information on our mortgage loans held for portfolio (dollars in millions):

	June 30, 2015
	MPF	MPP	Total
Fixed rate conventional loans	$5,786	$528	$6,314
Fixed rate government-insured loans	563	56	619
Total unpaid principal balance	6,349	584	6,933
Premiums	79	21	100
Discounts	(11)	(2)	(13)
Basis adjustments from mortgage loan commitments	10	—	10
Total mortgage loans held for portfolio	6,427	603	7,030
Allowance for credit losses	(1)	—	(1)
Total mortgage loans held for portfolio, net	$6,426	$603	$7,029

	December 31, 2014
	MPF	MPP	Total
Fixed rate conventional loans	$5,916	$—	$5,916
Fixed rate government-insured loans	570	—	570
Total unpaid principal balance	6,486	—	6,486
Premiums	82	—	82
Discounts	(12)	—	(12)
Basis adjustments from mortgage loan commitments	11	—	11
Total mortgage loans held for portfolio	6,567	—	6,567
Allowance for credit losses	(5)	—	(5)
Total mortgage loans held for portfolio, net	$6,562	$—	$6,562

Our total mortgage loans increased $0.5 billion or seven percent at June 30, 2015 when compared to December 31, 2014. The increase was primarily due to MPP loans acquired as a result of the Merger, partially offset by a decline in MPF loans due to principal paydowns exceeding mortgage loan purchases.

Effective May 31, 2015, as part of the Merger, we acquired mortgage loans previously purchased by the Seattle Bank under the MPP. This program involved investment by the Seattle Bank in single-family mortgage loans that were purchased directly from MPP PFIs. Similar to the MPF program, MPP PFIs generally originated, serviced, and credit enhanced the mortgage loans sold to the Seattle Bank. In 2005, the Seattle Bank ceased entering into new MPP master commitment contracts and therefore all MPP loans acquired were originated prior to 2006. We currently do not purchase mortgage loans under this program.

Our allowance for credit losses on MPF loans declined $4.0 million or 82 percent at June 30, 2015 when compared to December 31, 2014 due to charge-offs of $4.9 million, partially offset by recoveries of $0.2 million and a provision for credit losses on MPF loans of $0.7 million. The provision was primarily due to increased loan charge-offs. We also recorded a provision for credit losses on MPP loans acquired from the Seattle Bank of $0.2 million during the six months ended June 30, 2015 due to current and projected loan delinquencies and loss severity.

A charge-off is recorded if it is estimated the recorded investment in the loan will not be recovered. We evaluate whether to record a charge-off based upon the occurrence of a confirming event. Prior to January 1, 2015, charge-offs generally were recorded at the time a mortgage loan was transferred to REO. Beginning January 1, 2015, we began to also charge-off the portion of outstanding conventional mortgage loan balances in excess of the fair value of the underlying collateral for all collateral dependent mortgage loans.

For additional discussion on our mortgage loan credit risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	7,650	17.9	5,091	22.1
Federal funds sold	3,000	7.0	1,860	8.1
GSE obligations	50	0.1	—	—
State or local housing agency obligations	17	—	—	—
Other	20	0.1	—	—
Total short-term investments	10,738	25.1	6,952	30.2
Long-term investments[2]
Interest-bearing deposits	1	—	1	—
Mortgage-backed securities
GSE single-family	7,129	16.7	2,826	12.2
GSE multifamily	10,498	24.6	7,465	32.4
Other U.S. obligations single-family[3]	2,469	5.8	1,979	8.6
Other U.S. obligations commercial[3]	7	—	2	—
Private-label residential	23	—	25	0.1
Total mortgage-backed securities	20,126	47.1	12,297	53.3
Non-mortgage-backed securities
Other U.S. obligations[3]	4,468	10.5	420	1.8
GSE obligations	4,825	11.3	2,849	12.3
State or local housing agency obligations	2,044	4.8	96	0.4
Other	552	1.2	464	2.0
Total non-mortgage-backed securities	11,889	27.8	3,829	16.5
Total long-term investments	32,016	74.9	16,126	69.8
Total investments	$42,754	100.0	$23,079	100.0

1	Short-term investments have original maturities of less than one year.

2	Long-term investments have original maturities of greater than one year.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

Our investments increased $19.7 billion or 85 percent at June 30, 2015 when compared to December 31, 2014. The increase was primarily a result of the Merger. Investments acquired mainly included GSE and other U.S. obligation MBS, and other U.S. obligation, GSE obligation, and state or local housing agency obligation non-MBS securities. In addition, short-term investments increased primarily due to the purchase of money market investments, including secured resale agreements, needed to manage our liquidity position. We also purchased certain GSE and other U.S. obligation MBS during the year that met our investment targets. At June 30, 2015, we had GSE MBS purchases with a total par value of $28.3 million that had traded but not yet settled. These investment have been recorded as "Available-for-sale securities" in our Statement of Condition with a corresponding payable recorded in "Other liabilities".

The Finance Agency limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. Due to the Merger, at June 30, 2015, our ratio of MBS to regulatory capital was 4.03, and as a result, we are precluded from purchasing any additional MBS. At December 31, 2014, our ratio of MBS to regulatory capital was 2.89.

We evaluate AFS and HTM securities in an unrealized loss position for other-than-temporary-impairment (OTTI) on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, we perform analyses to determine if any of these securities are other-than-temporarily impaired.

Refer to “Item 1. Financial Statements — Note 7 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at June 30, 2015. As a result of our analysis, we determined that all gross unrealized losses on our investment portfolio are temporary. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we did not consider any of these securities to be other-than-temporarily-impaired at June 30, 2014.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At June 30, 2015 and December 31, 2014, the carrying value of consolidated obligations for which we are primarily liable totaled $112.2 billion and $90.1 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	June 30, 2015	December 31, 2014
Par value	$70,236	$57,781
Discounts	(9)	(8)
Total	$70,227	$57,773

Our discount notes increased $12.5 billion or 22 percent at June 30, 2015 when compared to December 31, 2014. The increase was primarily due to discount notes assumed as a result of the Merger. In addition, we continued to utilize discount notes during the first half of 2015 to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

For additional information on our discount notes, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

BONDS

The following table summarizes information on our bonds (dollars in millions):

	June 30, 2015	December 31, 2014
Total par value	$41,643	$32,333
Premiums	356	21
Discounts	(42)	(18)
Fair value hedging adjustments	16	26
Fair value option adjustments	1	—
Total bonds	$41,974	$32,362

Our bonds increased $9.6 billion or 29.7 percent at June 30, 2015 when compared to December 31, 2014. The increase was primarily due to bonds assumed as a result of the Merger. Premiums increased $334.6 million when compared to December 31, 2014. The increase was as a result of the Merger as the fair value of the bonds assumed exceeded the par value on the merger date. Fair value hedging adjustments changed $10.3 million or 39 percent at June 30, 2015 when compared to December 31, 2014 due primarily to fair value adjustments on bonds in new hedge relationships. In conjunction with the Merger, we swapped certain assumed bonds to LIBOR in order to manage our interest rate risk.

Fair Value Option Bonds

Fair value option adjustments increased $1.3 million at June 30, 2015 when compared to December 31, 2014. As a result of the Merger, we elected the fair value option for certain bonds that did not qualify for hedge accounting, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. At June 30, 2015, approximately $2.0 billion of our bonds were recorded under the fair value option. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities" for additional details on the income statement impact of these bonds and related economic derivatives.

For additional information on our bonds, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Deposits

Deposit levels will vary based on member alternatives for short-term investments. Our deposits increased $0.5 billion or 102 percent at June 30, 2015 when compared to December 31, 2014 due primarily to a increase in deposits assumed as a result of the Merger.

Mandatorily Redeemable Capital Stock

We reclassify capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) when a member engages in any of the following activities: (i) submits a written notice to redeem all or part of its capital stock, (ii) submits a written notice of its intent to withdraw from membership, or (iii) terminates its membership voluntarily as a result of a consolidation into a non-member or into a member of another FHLBank. Dividends on mandatorily redeemable capital stock are classified as interest expense in the Statements of Income. At June 30, 2015 and December 31, 2014, the Bank's mandatorily redeemable capital stock totaled $118.7 million and $24.4 million. The increase was primarily due to the assumption of mandatorily redeemable capital stock as a result of the Merger.

As part of the Merger, the Bank assumed the Seattle Bank's mandatorily redeemable capital stock. The Bank immediately redeemed all shares of this stock, with the exception of shares required to meet members' activity and membership stock requirements, and shares subject to the mandatory five year waiting period upon written notice of a member's intent to withdraw from membership in accordance with the combined Bank's Capital Plan.

Capital

The following table summarizes information on our capital (dollars in millions):

	June 30, 2015	December 31, 2014
Capital stock	$3,885	$3,469
Additional capital from merger	246	—
Retained earnings	726	720
Accumulated other comprehensive income	128	123
Total capital	$4,985	$4,312

Our capital increased $0.7 billion or 16 percent at June 30, 2015 when compared to December 31, 2014. The increase was primarily due to an increase in capital stock outstanding and additional capital from merger as a result of the Merger.

Capital stock outstanding increased primarily due to the issuance of Class B stock as a result of the Merger. On the merger date, each share of Seattle Bank Class A stock outstanding was converted into one share of Des Moines Bank Class A stock and each share of Seattle Bank Class B stock outstanding was converted into one share of Des Moines Bank Class B stock. Immediately following the Merger, all shares of Des Moines Bank Class A stock and excess shares of Class B stock were repurchased and Des Moines Class B stock was issued as needed to meet the Bank's activity and membership stock requirements in accordance with the combined Bank's Capital Plan. No shares of Seattle Bank capital stock remain outstanding. The Merger did not have an impact on the total capital stock held by Des Moines Bank stockholders.

We recognized net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a new capital account captioned as “Additional capital from merger.” This balance primarily represents the amount of Seattle Bank’s closing retained earnings balance, adjusted for fair value and other purchase accounting adjustments, and identified intangible assets. We treat this additional capital from merger as a component of total capital for regulatory capital purposes and, subject to our Board of Directors' discretion and applicable regulatory requirements, plan to distribute dividends to the Bank’s members from this account until the additional capital from merger balance is depleted.

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

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	June 30, 2015	December 31, 2014
Interest rate swaps
Noncallable	$49,713	$26,432
Callable by counterparty	8,866	13,247
Callable by the Bank	42	37
Total interest rate swaps	58,621	39,716
Interest rate swaption	200	—
Forward settlement agreements (TBAs)	54	65
Mortgage delivery commitments	59	70
Total notional amount	$58,934	$39,851

The notional amount of our derivative contracts increased $19.1 billion or 48 percent at June 30, 2015 when compared to December 31, 2014. The increase was primarily due to interest rate swaps acquired as a result of the Merger. In addition, during the first half of 2015, we swapped a greater percentage of our consolidated obligation bonds to LIBOR in order to manage our interest rate risk and more closely match our asset and liability cash flows.

Liquidity and Capital Resources

Our liquidity and capital positions are actively managed in an effort to preserve stable, reliable, and cost-effective sources of funds to meet current and projected future operating financial commitments, as well as regulatory, liquidity, and capital requirements.

LIQUIDITY

Sources of Liquidity

We utilize several sources of liquidity to carry out our business activities. These include, but are not limited to, proceeds from the issuance of consolidated obligations, payments collected on advances and mortgage loans, proceeds from the maturity or sale of investment securities, member deposits, proceeds from the issuance of capital stock, and current period earnings. In addition, on the last business day prior to the Merger date, cash was transferred from the Seattle Bank in contemplation of the closing of the Merger on Sunday May 31, 2015 and beginning operations of the combined Bank on Monday, June 1, 2105.

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations which are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At June 30, 2015 and December 31, 2014, the total par value of outstanding consolidated obligations for which we are primarily liable was $111.9 billion and $90.1 billion. At June 30, 2015 and December 31, 2014, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $740.9 billion and $757.1 billion.

During the six months ended June 30, 2015, proceeds from the issuance of bonds and discount notes were $9.9 billion and $123.1 billion compared to $5.8 billion and $91.4 billion for the same period in 2014. We continued to issue shorter-term discount notes as well as step-up, callable, and term fixed rate consolidated obligation bonds to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of July 31, 2015, our consolidated obligations were rated AA+/A-1+ by Standard and Poor's and Aaa/P-1 by Moody's and both ratings had a stable outlook. For further discussion of how credit rating changes may impact us in the future, refer to “Item 1A. Risk Factors” in our 2014 Form 10-K.

The Office of Finance and FHLBanks have contingency plans in place which prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of July 31, 2015, no purchases had been made by the U.S. Treasury under this authorization.

Uses of Liquidity

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the six months ended June 30, 2015, payments on consolidated obligations totaled $136.9 billion compared to $88.0 billion for the same period in 2014. A portion of these payments were due to the call of certain swapped bonds and extinguishment of certain higher-costing par value bonds in an effort to better match our projected asset cash flows and reduce our future interest costs. During the six months ended June 30, 2015, we called bonds with a total par value of $12.4 billion. During the six months ended June 30, 2014, we called bonds with a total par value of $2.1 billion and extinguished bonds with a total par value of $23.7 billion.

During the six months ended June 30, 2015, advance disbursements totaled $46.3 billion compared to $42.2 billion for the same period in 2014. During the six months ended June 30, 2015, investment purchases (excluding overnight investments) totaled $85.7 billion compared to $95.0 billion for the same period in 2014. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements, in an effort to manage our liquidity position.

We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

Liquidity Requirements
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At June 30, 2015 and December 31, 2014 and throughout the six months ended June 30, 2015, we were in compliance with all three of the Finance Agency liquidity requirements.
In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At June 30, 2015 and December 31, 2014 and throughout the six months ended June 30, 2015, we were in compliance with this liquidity guidance.
CAPITAL

Capital Requirements

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, which includes mandatorily redeemable capital stock, and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock), additional capital from merger, and retained earnings. It does not include accumulated other comprehensive income (AOCI). Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At June 30, 2015, nonpermanent capital included additional capital from merger. At December 31, 2014, we did not have any nonpermanent capital. At June 30, 2015 and December 31, 2014, we were in compliance with all three of the Finance Agency's regulatory capital requirements. Refer to "Item 1. Financial Statements — Note 13 — Capital" for additional information.

Capital Stock
Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. We generally issue a single class of capital stock (Class B stock). We have two subclasses of capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10.0 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding. All Class B capital issued is subject to a five year notice of redemption period.

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

The capital stock requirements established in our Capital Plan are designed so that we remain adequately capitalized as member activity changes. Our Board of Directors may make adjustments to the capital stock requirements within ranges established in our Capital Plan. The Bank amended its Capital Plan effective at the closing of the Merger to, among other things (i) authorize two classes of capital stock of the Bank, consisting of the Bank's Class A stock (to accommodate former Seattle bank Class A stock) and Class B stock; and (ii) authorize the distribution of additional capital from merger, either as a dividend or capital distribution, if and when declared by the Board of Directors.

Capital stock owned by members in excess of their capital stock requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At June 30, 2015 and December 31, 2014, we had no excess capital stock outstanding.

As part of the Merger with the Seattle Bank, on the merger date, each share of Seattle Bank Class A stock outstanding was converted into one share of Des Moines Bank Class A stock and each share of Seattle Bank Class B stock outstanding was converted into one share of Des Moines Bank Class B stock. Immediately following the Merger, all shares of Des Moines Bank Class A stock and excess shares of Class B stock were repurchased and Des Moines Class B stock was issued as needed to meet the Bank's activity and membership stock requirements in accordance with the combined Bank's Capital Plan. No shares of Seattle Bank capital stock remain outstanding. The Merger had no impact on the total capital stock held by Des Moines Bank stockholders.

In addition, on the merger date, we assumed Seattle Bank's mandatorily redeemable capital stock. We immediately redeemed all shares of this stock, with the exception of shares required to meet members' activity and membership stock requirement, and shares subject to the mandatory five year waiting period upon written notice of a member's intent to withdraw from membership in accordance with the combined Bank's Capital Plan. Refer to "Item 1. Financial Statements — Note 2 — Merger" for additional information on the Merger.
The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	June 30, 2015	December 31, 2014
Commercial banks	$2,398	$2,313
Thrifts	202	105
Credit unions	272	122
Insurance companies	1,012	929
Total GAAP capital stock	3,884	3,469
Mandatorily redeemable capital stock	119	24
Total regulatory capital stock	$4,003	$3,493

The increase in GAAP capital stock held at June 30, 2015 was due primarily to capital stock issued as a result of the Merger with the Seattle Bank. In addition, our mandatorily redeemable capital stock increased $94.4 million as a result of assuming this liability from the Seattle Bank.

Additional Capital from Merger

We recognized net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a new capital account captioned as “Additional capital from merger.” This balance primarily represents the amount of Seattle Bank’s closing retained earnings balance, adjusted for fair value and other purchase accounting adjustments, and identified intangible assets. We treat this additional capital from merger as a component of total capital for regulatory capital purposes and, subject to our Board of Directors' discretion and applicable regulatory requirements, plan to distribute dividends to the Bank’s members from this account until the additional capital from merger balance is depleted. At June 30, 2015, our additional capital from Merger totaled $246.5 million.

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we will establish an action plan as determined by our Board of Directors to enable us to return to our targeted level of retained earnings within twelve months. At June 30, 2015, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance our capital position over time. It requires us to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At June 30, 2015 and December 31, 2014, our restricted retained earnings balance totaled $86.1 million and $75.0 million. One percent of our average balance of outstanding consolidated obligations for the three months ended March 31, 2015 was $937.3 million. For more information on our JCE Agreement, refer to "Item 1. Business — Retained Earnings" in our 2014 Form 10-K.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Aggregate cash dividends paid	$24.8	$18.3	$50.4	$37.2
Effective combined annualized dividend rate paid on capital stock	2.94%	2.79%	2.94%	2.79%
Annualized dividend rate paid on membership capital stock	0.50%	0.50%	0.50%	0.50%
Annualized dividend rate paid on activity-based capital stock	3.50%	3.50%	3.50%	3.50%
Average three-month LIBOR	0.28%	0.23%	0.27%	0.23%

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, refer to our 2014 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2015. However, as a result of the Merger with the Seattle Bank, we have established an accounting policy on business combinations and have revised our allowance for credit losses critical accounting policy to incorporate the credit loss protection on conventional mortgage loans acquired under the MPP. Outlined below are these updates.

BUSINESS COMBINATIONS

We apply the acquisition method of accounting for business combinations of mutual entities. Under the acquisition method, we recognize the identifiable assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill.

Consideration transferred includes (i) equity interests of the Bank (i.e. par value of capital stock exchanged on a one-for-one basis for Seattle capital stock outstanding) and (ii) member interests in the Bank (i.e. the post-merger interest of Seattle members in the Bank, including a proportionate interest in the liquidation value of the Bank). Consideration transferred is recognized by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion being reflected in a new capital account captioned as “Additional capital from merger.” Acquisition-related costs are expensed as incurred.

CONVENTIONAL MORTGAGE LOANS

We have several layers of legal loss protection on our conventional mortgage loans that are defined in agreements among us and our participating PFIs. For MPF loans, these loss layers may vary depending on the product alternatives selected and consist of (i) homeowner equity, (ii) primary mortgage insurance (PMI), (iii) a first loss account (FLA), and (iv) a credit enhancement obligation of the PFI. For MPP loans, these loss layers consist of (i) homeowner equity, (ii) PMI, and (iii) a lender risk account (LRA).

We utilize an allowance for credit losses to reserve for estimated losses in our conventional MPF and MPP mortgage loan portfolios at the balance sheet date. At June 30, 2015 and December 31, 2014, our allowance for credit losses on conventional mortgage loans was $1.1 million and $4.9 million. The measurement of our allowance for credit losses on MPF loans is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, (iii) estimating additional credit losses in the conventional MPF mortgage loan portfolio, (iv) considering the recapture of performance-based credit enhancement fees from the PFI, if available, and (v) considering the credit enhancement obligation of the PFI, if estimated losses exceed the FLA. The measurement of our allowance for credit losses on MPP loans is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, (iii) estimating additional credit losses in the conventional MPP mortgage loan portfolio, and (iv) considering the LRA if estimated losses exceed the losses not paid by homeowner equity or PMI.

Collectively Evaluated Conventional Mortgage Loans

We collectively evaluate the majority of our conventional MPF and MPP mortgage loan portfolios for impairment and estimate an allowance for credit losses based upon factors. These factors include, but are not limited to, (i) loan delinquencies, (ii) loans migrating to collateral-dependent status, (iii) actual historical loss severities, and (iv) certain quantifiable economic factors, such as unemployment rates and home prices. We utilize a roll-rate methodology when estimating our allowance for credit losses. This methodology projects loans migrating to collateral-dependent status based on historical average rates of delinquency. We then apply a loss severity factor to calculate an estimate of credit losses.

Individually Identified Conventional Mortgage Loans

We individually evaluate certain conventional MPF and MPP mortgage loans, including troubled debt restructurings (TDRs) and collateral-dependent loans, for impairment. Our TDRs include loans granted under our temporary loan modification plans and loans discharged under Chapter 7 bankruptcy that have not been reaffirmed by the borrower. We generally measure impairment of TDRs based on the present value of expected future cash flows discounted at the loan's effective interest rate. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. Our collateral-dependent loans include loans in process of foreclosure, loans 180 days or more past due, and bankruptcy loans and TDRs 60 days or more past due. We measure impairment of collateral-dependent loans based on the estimated fair value of the underlying collateral, which is determined using property values, less selling costs and expected proceeds from the PMI.

A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. We evaluate whether to record a charge-off based upon the occurrence of a confirming event. Prior to January 1, 2015, charge-offs generally were recorded at the time a mortgage loan was transferred to real estate owned. Beginning January 1, 2015, we began to also charge-off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying collateral for all collateral-dependent mortgage loans.

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

MPF Performance-Based Credit Enhancement Fees

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

Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not. At June 30, 2015 and December 31, 2014, we determined that the amount of performance-based credit enhancement fees available for recapture from the PFIs at the master commitment level was immaterial. As such, we did not factor credit enhancement fees into our estimate of allowance for credit losses.

MPF PFI Credit Enhancement Obligation

When reserving for estimated credit losses, we may take into consideration the PFI credit enhancement obligation, which is intended to absorb losses in excess of the FLA. At June 30, 2015 and December 31, 2014, we determined that the amount of credit enhancement obligation available to offset losses was immaterial. As such, we did not factor credit enhancement obligation into our estimate of the allowance for credit losses.

MPP Lender Risk Account

The LRA was established by the Seattle Bank for each MPP master commitment to cover losses not anticipated to be paid by homeowner's equity or PMI. At June 30, 2015, we determined the amount of LRA to be immaterial.  As such, we did not factor LRA into our estimate of the allowance for loan losses.

Legislative and Regulatory Developments

Finance Agency Core Mission Achievement Advisory Bulletin 2015-05

On July 14, 2015, the Finance Agency issued an advisory bulletin establishing a core mission asset ratio by which it will assess each FHLBank’s core mission achievement. Core mission achievement is determined using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members (also referred to as acquired member assets), to consolidated obligations. The core mission asset ratio will be determined at year-end and calculated using annual average par values.

The advisory bulletin provides the Finance Agency's expectations for each FHLBank’s strategic plan based on its ratio, which are:

•	when the ratio is 70 percent or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining at least this level;

•	when the ratio is between 55 and 70 percent, the strategic plan should explain the FHLBank’s plan to increase its mission focus; and

•
when the ratio is below 55 percent, the strategic plan should include an explanation of the circumstances that caused the ratio to be at that level and detailed plans to increase the ratio. The advisory bulletin provides that if an FHLBank maintains a ratio below 55 percent over the course of several consecutive reviews, then the FHLBank’s board of directors should consider possible strategic alternatives.

Our core mission activities primarily include the issuance of advances. In addition, we acquire member assets through the MPF program and own mortgage loans previously purchased by the Seattle Bank under the MPP. We do not expect this advisory bulletin to materially impact our financial condition or results of operations.

Risk Management

We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, and strategic risk, as well as capital adequacy. Our primary objective is to manage our assets and liabilities in ways that protect the par redemption value of our capital stock from risks, including fluctuations in market interest rates and spreads.

We periodically evaluate our risk management policies in order to respond to changes in our financial position and general market conditions. Our key risk measures are Market Value of Capital Stock (MVCS) Sensitivity and Economic Value of Capital Stock (EVCS).

MARKET RISK

We define market risk as the risk that MVCS or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during the six months ended June 30, 2015 and 2014. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets and liabilities, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements.

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

To protect the MVCS from large interest rate swings, we use hedging transactions, such as entering into or canceling interest rate swaps, caps, floors, and swaptions, issuing fixed rate and callable debt, and altering the funding structures supporting MBS and MPF purchases.

We monitor and manage to the MVCS policy limits to ensure the stability of the Bank's value. As of June 30, 2015, the policy limits for MVCS are 2.2 percent, 5 percent, and 12 percent declines from the base case in the up and down 50, 100, and 200 basis point parallel interest rate shift scenarios and 2.5 percent, 5.5 percent, and 13 percent declines from the base case in the up and down 50, 100, and 200 basis point non-parallel interest rate shift scenarios. Any breach of policy limits requires an immediate action to bring the exposure back within policy limits, as well as a report to the Board of Directors.

During the first quarter of 2008, due to the low interest rate environment, our Board of Directors suspended indefinitely the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario. In October 2012, our Board of Directors amended the suspension by approving a rule for compliance to the down 200 basis point scenario that reinstates/suspends the associated policy limit when the 10-year swap rate increases above/drops below 2.50 percent and remains so for five consecutive days. At June 30, 2015 and December 31, 2014, the 10-year swap rate was below 2.50 percent and therefore the associated policy limit was suspended.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at June 30, 2015 and December 31, 2014:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June	$119.5	$123.3	$124.6	$124.3	$123.5	$121.9	$117.4
December	$118.3	$121.3	$123.1	$123.8	$124.0	$123.2	$120.2

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June	(3.8)%	(0.8)%	0.3%	—%	(0.6)%	(1.9)%	(5.5)%
December	(4.4)%	(2.0)%	(0.6)%	—%	0.2%	(0.4)%	(2.9)%

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at June 30, 2015 and December 31, 2014:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June	$122.6	$123.9	$124.3	$124.3	$124.2	$123.5	$120.2
December	$121.8	$122.9	$123.5	$123.8	$124.1	$123.8	$121.4

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June	(1.4)%	(0.3)%	0.1%	—%	—%	(0.6)%	(3.3)%
December	(1.6)%	(0.7)%	(0.2)%	—%	0.3%	—%	(1.9)%

The change in our base case MVCS at June 30, 2015 when compared to December 31, 2014 was primarily attributable to the following factors:

•
Merger with the Seattle Bank: The Bank acquired the Seattle Bank effective May 31, 2015. This had a positive impact on MVCS for the combined Bank due to the Seattle Bank’s higher MVCS, after repurchase of capital stock and mandatorily redeemable capital stock immediately following the Merger, compared to the Des Moines Bank MVCS at the merger date.

•
Adjusted net income, net of dividend: During the first six months of 2015, our adjusted net income, net of dividend, increased our market value of equity, thereby increasing MVCS. For additional information on our adjusted net income measure, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Adjusted Earnings."

•	Decline in the value of our mortgage loans: The increase in our base case MVCS at June 30, 2015 was partially offset by a decline in the value of our mortgage loans.

Projected Income Sensitivity

We monitor projected 24-month income sensitivity to limit short-term earnings volatility of the Bank. The projected 24-month income simulation policy limit is based on forward interest rates and business assumptions. The income sensitivity policy limit specifies a floor on our projected earned dividend for each shock scenario. Our earned dividend is computed as an annualized ratio of projected net income to average projected capital stock over the projection horizon. We were in compliance with the projected 24-month income simulation policy limit at June 30, 2015 and December 31, 2014.

CAPITAL ADEQUACY

An adequate capital position is necessary for providing safe and sound operations of the Bank. To ensure we remain adequately capitalized in a wide range of interest rate scenarios, we measure and monitor EVCS, retained earnings, and additional capital from merger, and maintain capital levels in accordance with Finance Agency regulations.

Retained Earnings Minimum Level and Regulatory Capital Requirements

Our ERMP provides policy limits and requires a minimum level of retained earnings and additional capital from merger based on the level of market risk, credit risk, and operational risk within the Bank. We are also subject to three regulatory capital requirements. For additional information on our compliance with these requirements, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital".

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

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at June 30, 2015 and December 31, 2014:

Economic Value of Capital Stock (dollars per share)
June	$130.6
December	$126.6

The change in our EVCS at June 30, 2015 when compared to December 31, 2014 was primarily attributable to the following factors:

•
Merger with the Seattle Bank: The Bank acquired the Seattle Bank effective May 31, 2015. This had a positive impact on EVCS for the combined Bank due to the Seattle Bank’s higher EVCS, after repurchase of capital stock and mandatorily redeemable capital stock immediately following the Merger, compared to the Des Moines Bank EVCS at the merger date.

•
Decreased remaining life of higher coupon debt: Our consolidated obligation bonds at coupons higher than current market levels moved closer to maturity during the first six months of 2015. This decreased the present value of the bonds, thereby increasing EVCS.

•	Dividend payments: The increase in our base case EVCS at June 30, 2015 was partially offset by dividend payments, as these payments reduced the value of our capital.

LIQUIDITY RISK

We define liquidity risk as the risk that we will be unable to meet our obligations as they come due or meet the credit needs of our members and housing associates in a timely and cost efficient manner. To manage this risk, we maintain liquidity in accordance with Finance Agency regulations. For additional information on our compliance with these requirements, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Liquidity Requirements".

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

At June 30, 2015 and December 31, 2014, borrowers pledged $232.5 billion and $178.1 billion of collateral (net of applicable discounts) to support activity with us, including advances. At June 30, 2015 and December 31, 2014, our advance balances were $68.2 billion and $65.2 billion. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on our credit products as of June 30, 2015 and December 31, 2014. Accordingly, we have not recorded any allowance for credit losses on our credit products.

Mortgage Loans

We are exposed to mortgage asset credit risk through our participation in the MPF program and MPP. Mortgage asset credit risk is the risk that we will not receive timely payments of principal and interest due from mortgage borrowers because of borrower defaults. Credit risk on mortgage assets is affected by a number of factors, including loan type, borrower's credit history, and other factors such as home price fluctuations, unemployment levels, and other economic factors in the local market or nationwide.

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

Effective May 31, 2015, as part of the Merger, we acquired mortgage loans previously purchased by the Seattle Bank under the MPP. This program involved investment by the Seattle Bank in single-family mortgage loans that were purchased directly from MPP PFIs. Similar to the MPF program, MPP PFIs generally originated, serviced, and credit enhanced the mortgage loans sold to the Seattle Bank. In 2005, the Seattle Bank ceased entering into new MPP master commitment contracts and therefore all MPP loans acquired were originated prior to 2006. We currently do not purchase mortgage loans under this program.

The following table presents the unpaid principal balance of our MPF and MPP portfolios by product type (dollars in millions):

Product Type	June 30, 2015	December 31, 2014
MPF Conventional:
Original MPF	$866	$867
MPF 100	25	28
MPF 125	3,893	3,879
MPF Plus	1,002	1,142
MPF Government	563	570
Total MPF	6,349	6,486

MPP Conventional	528	—
MPP Government	56	—
Total MPP	584	—
Total unpaid principal balance	$6,933	$6,486

We manage the credit risk on mortgage loans acquired in the MPF program and MPP by (i) using agreements to establish credit risk sharing responsibilities with our PFIs, (ii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs, and (iii) establishing credit loss reserves to reflect management's estimate of probable credit losses inherent in the portfolio.

Government-Insured Mortgage Loans. For our government-insured mortgage loans, our loss protection consists of the loan guarantee and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. Therefore, we have not recorded any allowance for credit losses on government-insured mortgage loans.

Conventional Mortgage Loans. For our conventional mortgage loans, we have several layers of legal loss protection that are defined in agreements among us and our PFIs. For our MPF loans, these loss layers may vary depending on the MPF product alternatives selected and consist of (i) homeowner equity, (ii) PMI, (iii) a FLA, and (iv) a credit enhancement obligation of the PFI. For our MPP loans, these loss layers consist of (i) homeowner equity, (ii) PMI, and (iii) a LRA. For a detailed discussion of these loss layers, refer to “Item 1. Financial Statements — Note 10 — Allowance for Credit Losses.”

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage portfolio. During the three and six months ended June 30, 2015, we recorded a provision for credit losses on MPF loans of $0.3 million and $0.7 million due primarily to increased loan charge-offs. We also recorded a provision for credit losses on MPP loans of $0.2 million during both the three and six months ended June 30, 2015 due to current and projected loan delinquencies and loss severity. During the six months ended June 30, 2014, we recorded a reversal for credit losses on our MPF loans of $0.3 million due primarily to a reduction in loan delinquencies and loss severity estimates as well as ongoing improvements in economic indicators and housing market forecasts on our collectively evaluated mortgage loans.

A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. We evaluate whether to record a charge-off based upon the occurrence of a confirming event. Prior to January 1, 2015, charge-offs generally were recorded at the time a mortgage loan was transferred to REO. Beginning January 1, 2015, we began to also charge-off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying collateral for all collateral-dependent mortgage loans.

Refer to “Item 1. Financial Statements — Note 10 — Allowance for Credit Losses” for additional information on our allowance for credit losses.

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans (dollars in millions):

	MPF	MPP	Total
Balance, March 31, 2015	$1.1	$—	$1.1
Charge-offs	(0.6)	—	(0.6)
Recoveries	0.1	—	0.1
Provision (reversal) for credit losses	0.3	0.2	0.5
Balance, June 30, 2015	$0.9	$0.2	$1.1

Balance, March 31, 2014	$7.4	$—	$7.4
Charge-offs	(0.2)	—	(0.2)
Provision (reversal) for credit losses	—	—	—
Balance, June 30, 2014	$7.2	$—	$7.2

Balance, December 31, 2014	$4.9	$—	$4.9
Charge-offs	(4.9)	—	(4.9)
Recoveries	0.2	—	0.2
Provision (reversal) for credit losses	0.7	0.2	0.9
Balance, June 30, 2015	$0.9	$0.2	$1.1

Balance, December 31, 2013	$8.0	$—	$8.0
Charge-offs	(0.5)	—	(0.5)
Provision (reversal) for credit losses	(0.3)	—	(0.3)
Balance, June 30, 2014	$7.2	$—	$7.2

Non-Accrual Loans and Delinquencies. We place a conventional mortgage loan on non-accrual status if it is determined that either the collection of interest or principal is doubtful or interest or principal is 90 days or more past due. We do not place a government-insured mortgage loan on non-accrual status due to the U.S. Government guarantee of the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. Refer to “Item 1. Financial Statements — Note 10 — Allowance for Credit Losses” for a summary of our non-accrual loans and mortgage loan delinquencies.

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At June 30, 2015, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from one to 15 percent based on the counterparty's credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of two to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. At June 30, 2015, we were in compliance with the regulatory limits established for unsecured credit.

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

At June 30, 2015, our unsecured investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at June 30, 2015 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1]
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$—	$275	$500	$775
U.S subsidiaries of foreign commercial banks	—	425	—	425
Total domestic and U.S. subsidiaries of foreign commercial banks	—	700	500	1,200
U.S. branches and agency offices of foreign commercial banks
Finland	450	—	—	450
Germany	—	450	—	450
Netherlands	—	450	—	450
Norway	—	450	—	450
Total U.S. branches and agency offices of foreign commercial banks	450	1,350	—	1,800
Total unsecured investment exposure	$450	$2,050	$500	$3,000

1	Represents the lowest credit rating available for each investment based on an NRSRO.

INVESTMENT RATINGS

The following tables summarize the carrying value of our investments by credit rating (dollars in millions):

	June 30, 2015
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$2
Securities purchased under agreements to resell	2,150	750	250	4,500	—	7,650
Federal funds sold	—	450	2,050	500	—	3,000
Investment securities:
Mortgage-backed securities
GSE single-family	—	7,129	—	—	—	7,129
GSE multifamily	—	10,498	—	—	—	10,498
Other U.S. obligations single-family[3]	—	2,469	—	—	—	2,469
Other U.S. obligations commercial[3]	—	7	—	—	—	7
Private-label residential	—	—	8	12	3	23
Total mortgage-backed securities	—	20,103	8	12	3	20,126
Non-mortgage-backed securities
Other U.S. obligations[3]	—	4,468	—	—	—	4,468
GSE obligations	—	4,875	—	—	—	4,875
State or local housing agency obligations	1,507	554	—	—	—	2,061
Other	353	103	116	—	—	572
Total non-mortgage-backed securities	1,860	10,000	116	—	—	11,976
Total investments[4]	$4,010	$31,305	$2,424	$5,012	$3	$42,754

	December 31, 2014
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$—	$2
Securities purchased under agreements to resell	2,536	300	—	—	—	2,255	5,091
Federal funds sold	—	—	1,620	240	—	—	1,860
Investment securities:
Mortgage-backed securities
GSE single-family	—	2,826	—	—	—	—	2,826
GSE multifamily	—	7,465	—	—	—	—	7,465
Other U.S. obligations single-family[3]	—	1,979	—	—	—	—	1,979
Other U.S. obligations commercial[3]	—	2	—	—	—	—	2
Private-label residential	—	—	8	14	3	—	25
Total mortgage-backed securities	—	12,272	8	14	3	—	12,297
Non-mortgage-backed securities
Other U.S. obligations[3]	—	420	—	—	—	—	420
GSE obligations	—	2,849	—	—	—	—	2,849
State or local housing agency obligations	35	61	—	—	—	—	96
Other	359	105	—	—	—	—	464
Total non-mortgage-backed securities	394	3,435	—	—	—	—	3,829
Total investments[4]	$2,930	$16,009	$1,628	$254	$3	$2,255	$23,079

1	Represents the lowest credit rating available for each investment based on an NRSRO.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

4	At June 30, 2015 and December 31, 2014, seven and eight percent of our total investments were unsecured.

Our total investments increased at June 30, 2015 when compared to December 31, 2014. The increase was primarily a result of the Merger. Investments acquired mainly included GSE and other U.S. obligation MBS, and other U.S. obligation, GSE obligation, and state or local housing agency obligation non-MBS securities. In addition, short-term investments increased primarily due to the purchase of money market investments, including secured resale agreements, needed to manage our liquidity position. We also purchased certain GSE and other U.S. obligation MBS during the year that met our investment targets.

At June 30, 2015 and December 31, 2014, we did not consider any of our investments to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 7 — Other-Than-Temporary Impairment.”

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

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or those we determine to be investment quality at the time of purchase. We perform ongoing analysis on these investments to determine potential credit issues. At June 30, 2015 and December 31, 2014, we owned $20.1 billion and $12.3 billion of MBS, of which approximately 99.9 percent and 99.8 percent were guaranteed by the U.S. Government or issued by GSEs and 0.1 percent and 0.2 percent were private-label MBS.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS (dollars in millions):

June 30, 2015
Credit rating:
A	$8
BBB	12
BB	2
B	1
Total unpaid principal balance	$23

Amortized cost	$23
Gross unrealized gains	—
Gross unrealized losses	(1)
Fair value	$22

Weighted average percentage of fair value to unpaid principal balance	98.1%
Original weighted average FICO® score	725
Original weighted average credit support[1]	3.9%
Weighted average credit support[2]	12.5%
Weighted average collateral delinquency rate[3]	7.0%

1	Based on the credit support at the time of issuance and is calculated using the current unpaid principal balance of the individual securities.

2	Based on the credit support as of June 30, 2015 and is calculated using the current unpaid principal balance of the individual securities.

3	Represents the percentage of underlying loans that are 60 days or more past due.

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

The following tables show our derivative counterparty credit exposure (dollars in millions):

	June 30, 2015
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
A2	$175	$—	$—	$—
Liability positions with credit exposure
Bilateral derivatives
A	1,486	(30)	31	1
BBB	104	(3)	4	1
Cleared derivatives[3]	36,966	(175)	287	112
Total derivative positions with credit exposure to non-member counterparties	38,731	(208)	322	114
Member institutions[2,4]	27	—	—	—
Total	38,758	$(208)	$322	$114
Derivative positions without credit exposure	20,176
Total notional	$58,934

	December 31, 2014
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
A	$949	$2	$—	$2
Cleared derivatives[2,3]	4	—	—	—
Liability positions with credit exposure
Bilateral derivatives
BBB	5,460	(41)	42	1
Cleared derivatives[3]	17,160	(158)	235	77
Total derivative positions with credit exposure to non-member counterparties	23,573	(197)	277	80
Member institutions[2,4]	55	—	—	—
Total	23,628	$(197)	$277	$80
Derivative positions without credit exposure	16,223
Total notional	$39,851

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Net credit exposure is less than $1.0 million.

3	Represents derivative transactions cleared with Clearinghouses, which are not rated.

4	Represents mortgage delivery commitments with our member institutions.

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

STRATEGIC RISK

We define strategic risk as the risk of an adverse impact on our mission, financial condition, or current and future profitability resulting from external factors that may occur in both the short- and long-term. Strategic risk includes political, reputation, regulatory, and/or environmental factors, many of which are beyond our control. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our cost of doing business or other aspects of our business. We mitigate strategic risk through strategic business planning and monitoring of our external environment. For additional information on some of the more important risks we face, refer to "Item 1A. Risk Factors" in our 2014 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk” and the sections referenced therein for quantitative and qualitative disclosures about market risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our president, chief executive officer (CEO) and chief financial officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

Management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of the president, CEO and CFO as of the end of the quarterly period covered by this report. Based on that evaluation, the president, CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this report.

Internal Control Over Financial Reporting

On May 31, 2015, we completed the Merger. In preparation for the Merger, we established a control framework to ensure the completeness and accuracy of merger information from the Seattle Bank and the accurate processing of that data through our systems at and following the merger date. As part of our ongoing integration activities after the Merger, we are continuing to incorporate controls and procedures to respond to the risks inherent in an acquisition.

For the quarter ended June 30, 2015, other than changes to our internal control processes resulting from the Merger, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As a result of the Merger, we are currently involved in a number of legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairments of certain private-label MBS, as described below (the Private-Label MBS Litigation). Although the Seattle Bank sold all private-label MBS during the first quarter of 2015, we continue to be involved in these proceedings. The Private-Label MBS Litigation is described in “Part I. Item 3. Legal Proceedings” in the Seattle Bank's 2014 Form 10-K and below. After consultation with legal counsel, other than the Private-Label MBS Litigation, we do not believe any legal proceedings to which we are a party could have a material impact on our financial condition, results of operations, or cash flows. We record an accrual for loss contingency when it is probable that a loss has been incurred and the amount can be reasonably estimated.

Private-Label MBS Litigation

As the Seattle Bank previously reported, in December of 2009, it filed 11 complaints in the Superior Court of Washington for King County relating to private-label MBS that it purchased from various dealers and financial institutions in an aggregate original principal amount of approximately $4 billion. The Seattle Bank's complaints under Washington State law requested rescission of its purchases of the securities and repurchases of the securities by the defendants for the original purchase prices plus 8 percent per annum (plus related costs), minus distributions on the securities received by the Seattle Bank. The Seattle Bank asserted that the defendants made untrue statements and omitted important information in connection with their sales of the securities to the Seattle Bank.

In October 2010, each of the defendant groups filed a motion to dismiss the proceedings against it. The issues raised by those motions were fully briefed and were the subject of oral arguments that occurred in March and April 2011. In a series of decisions handed down in June, July, and August 2011, the judge handling the pre-trial motions ruled in favor of the Seattle Bank on all issues, except that the judge granted the defendants' motions to dismiss certain of the Seattle Bank's allegations of misrepresentation as to owner occupancy of properties securing loans in the securitized loan pools. In addition, the judge granted motions to dismiss a group of related entities as defendants in one of the 11 cases for lack of personal jurisdiction. The resolution of the pre-trial motions allowed the cases to proceed to the discovery phase, which is nearly complete. The first trials will likely be held no earlier than the second half of 2016.

Although several other FHLBanks have entered into agreements to settle certain of their similar legal proceedings against various entities, neither the Seattle Bank (prior to the Merger) nor we have entered into any such agreements as of the date of this report.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2014 Form 10-K. There have been no material changes to our risk factors during the six months ended June 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger between the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of Seattle dated September 25, 2014[1]
3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[2]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended and approved by the Federal Housing Finance Agency on May 31, 2015[2]
10.1	Employment Agreement with Richard S. Swanson, effective May 31, 2015[2]
10.2	Employment Agreement with Michael L. Wilson, effective May 31, 2015[2]
10.3	Form of Indemnification Agreement[2]
31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of the Executive Vice President and Chief Financial and Operations Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of the Executive Vice President and Chief Financial and Operations Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

1	Incorporated by reference to our Form 8-K filed with the SEC on September 25, 2014 (Commission File No. 000-51999).

2	Incorporated by reference to our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	August 10, 2015

By:	/s/ Michael L. Wilson
Michael L. Wilson President

By:	/s/ Richard S. Swanson
Richard S. Swanson Chief Executive Officer

By:	/s/ Ardis E. Kelley
Ardis E. Kelley Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)